Form 10-Q
period 1994-02-03
MARCUS CORP
filed 1994-03-18
CIK 62234

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended February 3, 1994

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ___________________

                         Commission file number 1-12604

                             THE MARCUS CORPORATION
             (Exact name of registrant as specified in its charter)

   WISCONSIN                                      39-1139844
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                 Identification No.)

   250 EAST WISCONSIN AVENUE - MILWAUKEE, WISCONSIN  53202
   (Address of principal executive offices)       (Zip code)

   Registrant's telephone number, including area code (414) 272-6020

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes     X             No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK OUTSTANDING AT FEBRUARY 3, 1994 - 6,746,127

   CLASS B COMMON STOCK OUTSTANDING AT FEBRUARY 3, 1994 - 6,271,264

                             THE MARCUS CORPORATION

                                      INDEX




                                                                     PAGE NO.
   PART I - FINANCIAL INFORMATION

        Item 1  Consolidated Financial Statements:

          Balance Sheets
          (February 3, 1994 and May 27, 1993)                           1 - 2

          Statements of Earnings
          (Twelve and thirty-six weeks ended
          February 3, 1994 and February 4, 1993)                            3

          Statements of Cash Flows
          (Thirty-six weeks ended February 3, 1994
          and February 4, 1993)                                             4

          Condensed Notes to Financial Statements                           5

     Item 2  Management's Discussion and Analysis of
              Financial Condition and Results of Operations             6 - 7

        PART I - Financial Information

        Item 1. Financial Statements



        THE MARCUS CORPORATION
        Consolidated Balance Sheets
                                                      February 3,     May 27,
        ASSETS                                            1994          1993
     ------------------------------------------------------------------------
        CURRENT ASSETS:                               (unaudited)
           Cash and cash equivalents                 $ 15,387,000  $ 15,839,000
           Accounts and notes receivable                7,905,000     5,497,000
           Receivables from joint ventures              6,732,000    10,372,000
           Other current assets                         2,314,000     1,674,000
                                                      ------------  ------------
                Total current assets                   32,338,000    33,382,000
                                                      ------------  ------------
        PROPERTY AND EQUIPMENT:
           Land and improvements                       48,314,000    41,919,000
           Buildings and improvements                 232,938,000   209,891,000
           Leasehold improvements                      10,516,000     8,150,000
           Furniture, fixtures and equipment          119,352,000   103,935,000
           Construction in progress                    10,729,000    13,174,000
                                                      ------------  ------------
           Total property and equipment               421,849,000   377,069,000
           Less accumulated depreciation
             and amortization                         123,729,000   109,228,000
                                                      ------------  ------------
                Net property and equipment            298,120,000   267,841,000
                                                      ------------  ------------
        OTHER ASSETS:
           Investment in and advances to
             joint ventures                             1,318,000     1,223,000
           Other                                        4,153,000     7,009,000
                                                      ------------  ------------
                Total other assets                      5,471,000     8,232,000
                                                      ------------  ------------

                TOTAL ASSETS                         $335,929,000  $309,455,000
                                                      ============  ============

           See accompanying notes to consolidated financial statements

        THE MARCUS CORPORATION
        Consolidated Balance Sheets
                                                      February 3,     May 27,
        LIABILITIES AND SHAREHOLDERS' EQUITY              1994          1993
        ------------------------------------------------------------------------
        CURRENT LIABILITIES:                          (unaudited)
           Notes payable                             $  4,343,000  $  5,017,000
           Accounts payable                             5,942,000     6,850,000
           Income taxes                                 4,668,000       261,000
           Taxes other than income taxes                7,225,000     7,319,000
           Accrued compensation                         2,687,000     1,554,000
           Other accrued liabilities                    3,508,000     5,706,000
           Current maturities on long-term debt         5,019,000    10,503,000
                                                      ------------  ------------
                Total current liabilities              33,392,000    37,210,000
                                                      ------------  ------------
        LONG-TERM DEBT                                 97,013,000    78,995,000
                                                      ------------  ------------
        DEFERRED INCOME TAXES                          14,945,000    16,138,000
                                                      ------------  ------------
        DEFERRED COMPENSATION AND OTHER                 3,588,000     3,132,000
                                                      ------------  ------------

        SHAREHOLDERS' EQUITY
           Preferred Stock, $1 par; authorized
             1,000,000 shares; none issued
           Common Stock, $1 par; authorized
             20,000,000 shares; issued 7,320,056
             shares at February 3, 1994,
             7,269,457 shares at May 27, 1993           7,320,000     7,269,000
           Class B Common Stock, $1 par;
             authorized 9,000,000 shares;
             issued 6,271,264 shares at
             February 3, 1994, 6,321,863
             shares at May 27, 1993                     6,271,000     6,322,000
           Capital in excess of par                    44,523,000    44,557,000
           Retained earnings                          133,242,000   120,429,000
                                                      ------------  ------------
                                                      191,356,000   178,577,000
           Less cost of treasury stock
              Common stock - 574,779 shares
              at February 3 and 604,117

              shares at May 27                          4,365,000     4,597,000
                                                      ------------  ------------
                Total shareholders' equity            186,991,000   173,980,000
                                                      ------------  ------------
                TOTAL LIABILITIES AND
                  SHAREHOLDERS' EQUITY               $335,929,000  $309,455,000
                                                      ============  ============

           See accompanying notes to consolidated financial statements

        THE MARCUS CORPORATION
        Consolidated Statements of Earnings
                    (unaudited)
                                                         February 3, 1994           February 4, 1993
                                                     -----------------------    -----------------------
                                                     12 Weeks       36 Weeks    12 Weeks       36 Weeks
                                                   -------------  ------------ ------------  ------------
        Revenues:
         Food and beverage                          $17,918,000  $ 56,175,000  $14,881,000  $ 47,005,000
         Rooms and telephone                         18,689,000    68,608,000   16,859,000    62,722,000
         Theatre operations                          12,026,000    37,582,000   12,731,000    31,497,000
         Other income                                 3,120,000     9,593,000    1,841,000     6,450,000
                                                   --------------------------- --------------------------
                                                     51,753,000   171,958,000   46,312,000   147,674,000
                                                   --------------------------- --------------------------
        Costs and Expenses:
         Food and beverage                           14,877,000    44,240,000   12,107,000    36,505,000
         Rooms and telephone                          8,458,000    25,950,000    7,312,000    23,039,000
         Theatre operations                           7,030,000    22,208,000    7,409,000    18,932,000
         Administration and selling                   8,026,000    25,531,000    7,361,000    22,579,000
         Depreciation and amortization                4,566,000    13,697,000    4,123,000    12,241,000
         Rent                                           978,000     3,131,000      640,000     2,291,000
         Property taxes                               2,007,000     6,034,000    1,870,000     5,644,000
         Other costs and expenses                       182,000     1,487,000      818,000     2,246,000
         Interest                                     1,593,000     4,991,000    1,777,000     5,618,000
                                                   --------------------------- --------------------------
                                                     47,717,000   147,269,000   43,417,000   129,095,000
                                                   --------------------------- --------------------------
        Earnings before income taxes and change
            in accounting principle                   4,036,000    24,689,000    2,895,000    18,579,000

        Income Taxes                                  1,813,000    10,177,000    1,275,000     7,626,000
                                                   ------------   -----------  -----------    -----------
        Earnings before change in accounting
         principle                                    2,223,000    14,512,000    1,620,000    10,953,000
        Cumulative effect of change in accounting
            principle                                     -         1,782,000        -            -
                                                   ------------  ------------  -----------   ------------

        Net Earnings                                $ 2,223,000  $ 16,294,000  $ 1,620,000  $ 10,953,000
                                                   ============  ============  ===========  =============
        Net Earnings per weighted average share
         of Common Stock and Class B Common Stock
          Earnings before accounting principle
           change                                         $0.17         $1.11        $0.14         $0.97
          Cumulative effect of change in
            accounting principle                          -              0.13        -            -
                                                     -----------  ------------  -----------  ------------
          Net earnings                                    $0.17         $1.24        $0.14         $0.97
                                                     ===========  ============  ===========  ============
        Weighted average shares outstanding          13,116,000    13,110,000   11,321,000    11,311,000

        Dividends per Share
           Common Stock                                                 $0.28                      $0.26
           Class B Common Stock                                         $0.25                      $0.23


        See accompanying notes to consolidated financial statements

         THE MARCUS CORPORATION
         Consolidated Statements of Cash Flows
         For the Thirty-Six Weeks Ended                 February 3,   February 4,
                (unaudited)                                 1994          1993
                                                        ------------  ------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
          Net earnings                                 $ 16,294,000  $ 10,953,000
          Adjustments to reconcile net earnings
           to cash provided by operating activities:
            Earnings on investments in joint ventures       (81,000)     (499,000)
            Gain on disposals of property and equip.     (1,281,000)      (77,000)
            Depreciation and amortization                13,697,000    12,241,000

            Effect of change in accounting principle     (1,782,000)       -
            Deferred tax provision                          589,000       116,000
            Deferred compensation and other                 456,000       791,000
          Changes in assets and liabilities:
            Accounts and notes receivable                 1,232,000      (958,000)
            Other current assets                           (640,000)     (304,000)
            Accounts and notes payable                   (1,582,000)    1,172,000
            Income taxes                                  4,407,000     2,769,000
            Taxes other than income taxes                   (94,000)      503,000
            Accrued compensation                          1,133,000      (748,000)
            Other accrued liabilities                    (2,198,000)      198,000
                                                        ------------  ------------
          Cash provided by operating activities          30,150,000    26,157,000
                                                        ------------  ------------
         CASH FLOW FROM INVESTING ACTIVITIES:
          Additions to property and equipment           (46,026,000)  (29,681,000)
          Proceeds from disposals of property
            and equip                                     3,331,000       947,000
          (Investments in) distributions from
            joint ventures                               (1,240,000)   (2,443,000)
          Decrease in other assets                        2,856,000     1,682,000
          Cash received from joint ventures               1,226,000     2,262,000
                                                        ------------  ------------
          Cash used in investing activities             (39,853,000)  (27,233,000)
                                                        ------------  ------------
         CASH FLOWS FROM FINANCING ACTIVITIES:
          Debt transactions:
            Proceeds from issuance of long-term debt     39,650,000     5,228,000
            Principal payments on long-term debt        (27,116,000)   (2,685,000)
          Equity transactions:
            Treasury stock transactions (except for
             stock options)                                (148,000)      (53,000)
            Exercise of stock options                       346,000       389,000
            Cash dividend paid                           (3,481,000)   (2,728,000)
                                                        ------------  ------------
          Cash provided (used) in financing activities    9,251,000       151,000
                                                        ------------  ------------
         CASH AND CASH EQUIVALENTS;
          Net increase (decrease) during period            (452,000)     (925,000)
          Beginning balance                              15,839,000     8,099,000
                                                        ------------  ------------
          Ending balance                               $ 15,387,000  $  7,174,000
                                                        ============  ============


         See accompanying notes to consolidated financial statements

                             THE MARCUS CORPORATION
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                    FOR THE TWELVE AND THIRTY-SIX WEEKS ENDED
                                   (Unaudited)



   A. Refer to the Company's audited financial statements (including footnotes) for the year ended May 27, 1993, contained in Appendix A to the Company's proxy statement for its 1992 annual meeting of shareholders, for a description of the Company's accounting policies.

   B. The consolidated financial statements for the twelve and thirty-six weeks ended February 3, 1994 and February 4, 1993, have been prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at February 3, 1994, and for all periods presented have been made.

   C. Per share earnings for the prior year have been adjusted to reflect the 50% stock dividend paid November 6, 1992.

   D. In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which became effective for fiscal years beginning after December 15, 1992. The Company adopted this standard on a prospective basis effective August 19, 1993. The adoption resulted in additional income of $1,782,000.

                             THE MARCUS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The Marcus Corporation (the "Company") reports its results of operations on a 52/53 week fiscal year which ends each year on the last Thursday in May. The year is divided into three 12 week quarters and a final quarter consisting of 16 or 17 weeks. The final quarter of fiscal 1994 will consist of 16 weeks for all business segments; the same was true for fiscal 1993.

   Revenues for the third quarter of fiscal 1994, ended February 3, 1994, totaled $51,753,000, an increase of $5,441,000 or 11.7% as compared to the same period last year. Net earnings for the period were $2,223,000, 37.2% greater than last year's $1,620,000. Earnings per share for the quarter were $0.17 which represented a 21.4% increase over the $0.14 reported for last year's third quarter. Per share earnings increased even though the Company issued 1,755,000 shares in a secondary stock offering in March 1993.

   During the first three quarters of fiscal 1994, the Company reported revenues of $171,958,000, an increase of 16.4% from the same period in fiscal 1993. The Company's earnings per share (excluding adjustments for changes in accounting principles) for the first three quarters of fiscal 1994 were $1.11 versus $0.97 last year, an increase of 14.4%.

   The Company's total earnings per share for the first half of fiscal 1994 were actually $1.24 due to a $0.13 per share adjustment resulting from a change in accounting principle. Effective with the closing of fiscal 1994's first quarter, the Company adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes: (FASB 109)."

   Although the third quarter is historically the Company's lowest earning quarter due to the impact of cold weather on travel and leisure activities, the Company achieved a record third quarter even though the Midwest suffered its most severe winter in 15 years. The theatre segment's strong performance was a primary reason for the Company's excellent quarter. The segment enjoyed an increase in revenues of 14.6% from the prior year's third quarter and the segment's earnings from operations during the third quarter exceeded the prior period's earnings by 57.6%. The segment expanded outside of Wisconsin in December of 1993 with the opening of a 10-screen theatre in Gurnee, Illinois. The segment now operates 189 screens versus 186 at the close of the third quarter of fiscal 1993.

   Although the restaurant segment was affected by the severe cold experienced throughout the Midwest, the segment's revenues for the third quarter exceeded last year's third quarter revenues by 21.8% Although the increased revenues did not translate into increased earnings due to startup expenses for its new Gino's East Restaurant which opened in Milwaukee in January and on-going first-year expenses for the segment's new Applebee's Grill & Bar restaurants, the segment continues to modify its make-up to continue its recent trend of improving profitability.

   The hotel/motel segment produced both increased revenues and earnings during the third quarter highlighted by an outstanding performance by the segment's Budgetel Inns. Budgetel's success is attributable to an increase in room occupancy of almost 4% as compared to the corresponding period for fiscal 1993. Overall, the segment's revenues and earnings for the third quarter increased by 10.4% and 7.6%, respectively, as compared to last year's third quarter. The segment's Pfister Hotel in Milwaukee also experienced a profitable quarter due primarily to increased occupancy. The Pfister had been undergoing extensive renovations during the third quarter of fiscal 1993 which have now been completed. During the quarter, the segment also began operating the Mead Inn in Wisconsin Rapids, Wisconsin, and looks forward to the opening of the Grand Geneva Resort and Spa in Lake Geneva, Wisconsin, in the Summer of 1994.

   During the third quarter, the Company closed a $20,000,000 long-term loan. Concurrent with this closing, the Company prepaid $7,162,000 in mortgage loans. This action was undertaken to reduce long-term interest costs.

   The Company's capital expenditures through the third quarter of fiscal 1994 have totalled $46,000,000. Expenditures during the fourth quarter should total $25,000,000 to $30,000,000. This level of capital expenditures will require additional long-term debt of approximately $15,000,000 which is currently being negotiated.

   Working capital at the close of the quarter was .97 to 1.00 compared to .66 to 1.00 at the close of last year's third quarter. The ratio at the close of fiscal 1993 was .90 to 1.00. These ratios are deemed adequate given the cash nature of the Company's business as well as the Standby Line of Credit available.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE MARCUS CORPORATION

                                  (Registrant)


   DATE:  March 18, 1994           BY:  /S/ Stephen H. Marcus
                                        Stephen H. Marcus
                                        Chairman of the Board,
                                        President and Chief Executive
                                        Officer


   DATE:  March 18, 1994           BY:  /S/ Kenneth A. MacKenzie
                                        Kenneth A. MacKenzie
                                        Chief Financial Officer,
                                        Treasurer and Controller