Form 10-K
period 1994-05-26
MARCUS CORP
filed 1994-08-24
CIK 62234

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended May 26, 1994

          OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______ to __________

                          Commission file number 0-7426

                             THE MARCUS CORPORATION
                           (Exact name of registrant)
                          as specified in its charter)

             Wisconsin                                  39-1139844
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

   250 East Wisconsin Avenue - Suite 1700
         Milwaukee, Wisconsin                               53202-4220
   (Address of principal executive offices)                 (Zip Code)

   Registrant's telephone number, including area code: (414) 272-6020 Securities registered pursuant to Section 12(b) of the Act: Common Stock,
      $1 par value
   Securities registered pursuant to Section 12(g) of the Act:  None


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  [X]     No      [  ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
   Part III of this Form 10-K or any amendment to this
   Form 10-K.    [__]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant as of August 12, 1994: $178,886,700.

   Number of shares outstanding of each of the classes of the registrant's capital stock as of August 12, 1994:


                  Common Stock, $1 par value:  6,808,864 shares
              Class B Common Stock, $1 par value: 6,223,893 shares

   PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED HEREIN BY REFERENCE:


   Proxy Statement for 1994 annual meeting of shareholders (incorporated by reference into Part III, to the extent indicated therein).

                                     PART I

          Unless the context indicates otherwise, references to the number of the Company's various facilities set forth in this Form 10-K Annual Report are as of the date of the Company's 1994 fiscal year-end, May 26, 1994.

   Item 1. Business.

          The Marcus Corporation and its subsidiaries (collectively referred to herein as the "Company") are engaged in four business segments: motels; hotels and resorts; restaurants; and movie theatres. The Company began in 1935 as the operator of a single movie theatre and currently owns, operates or franchises 99 motels, five hotels, one resort, 68 restaurants, and 36 movie theatres with an aggregate of 189 screens.

          The Company's motel operations include a chain of 98 Budgetel Inn economy motels in 26 states and one Woodfield Suites all-suite motel in Wisconsin. Of the 98 Budgetel Inns, 76 are owned or operated by the Company and 22 are franchised.

          The Company's hotel and resort operations include The Pfister and the Marc Plaza, full-service hotels in the Milwaukee, Wisconsin metropolitan area, and The Grand Geneva Resort & Spa, a full-facility destination resort in Lake Geneva, Wisconsin. The Company also operates or manages three hotels, the Sheraton Mayfair Inn in Milwaukee, Wisconsin, The Mead Inn in Wisconsin Rapids, Wisconsin, and the Crowne-Plaza Northstar in Minneapolis, Minnesota.

          The Company's restaurant division includes 35 KFC (Kentucky Fried Chicken) restaurants in Wisconsin; four Marc's Big Boy restaurants in Wisconsin and Minnesota; 13 Marc's Cafe and Coffee Mill restaurants in Wisconsin; 13 Applebee's Neighborhood Grill & Bar ("Applebee's") restaurants in Wisconsin and Illinois; two Big Boy Express restaurants in Wisconsin; and one Original Gino's East of Chicago Restaurant in Wisconsin.

          The Company operates 36 movie theatres with an aggregate of 189 screens throughout Wisconsin and in northern Illinois.

   Business Segment Data

          Set forth below is certain business segment data for the Company's three most recent fiscal years relating to the Company's four industry segments. As a result of the substantial expansion of the Company's hotel and resort operations in fiscal 1994 and the increasingly different operating characteristics of the Company's hotels and resort from the Company's motels, the Company has commenced separate business segment reporting for its hotel and resort division and its motel division and has restated retroactively the following segment reporting information accordingly. Intersegment sales and transfers are not material.


                                             Fiscal Year(1)
                                   1994           1993             1992

                                           (Dollars in thousands)
   Revenues from unaffiliated
    customers:(2)
     Motels                      $88,973        $80,596         $74,575
     Hotels and resort            32,391         28,485          28,101
     Restaurants                  71,108         59,138          56,110
     Theatres                     51,389         43,880          42,959
     Corporate items(3)            2,454          1,919           2,552
                                --------        -------         -------
                                $246,315       $214,018        $204,297
                                ========       ========        ========
   Operating profit or
    (loss):

     Motels                     $ 25,971       $ 23,775        $ 19,874
     Hotels and resort             2,611          2,116           1,830
     Restaurants                   2,203            723             434
     Theatres                     12,378          9,660           9,130
     Corporate items(3)           (8,509)        (9,232)         (9,302)
                                --------       --------         -------
                                $ 34,654      $  27,042        $ 21,966
                                ========      =========        ========
   Identifiable assets:

     Motels                     $182,174       $166,193        $154,578
     Hotels and resort            45,787         24,041          21,747
     Restaurants                  51,896         46,282          35,800
     Theatres                     47,244         36,898          35,994
     Corporate items(3)           34,505         36,041          26,275
                                --------       --------        --------
                                $361,606       $309,455        $274,394
                                ========       ========        ========
   _______________

   (1) Fiscal year 1992 consisted of 53 weeks in each of the hotels and resort, motels and restaurants segments; all other segments and years consisted of 52 weeks.

   (2)  Included revenues from affiliated customers are not material.

   (3) Corporate items include amounts not allocable to specific business segments. Revenues consist principally of earnings on cash equivalents. Operating profit includes earnings on cash equivalents, less interest expense and general corporate expenses. Assets include primarily cash and cash equivalents, notes receivable, receivables from joint ventures and land held for development.


   Motel Operations

   Budgetel Inns

            The Company owns, operates or franchises 98 economy motels, with over 10,000 rooms, under the name "Budgetel Inn" in 26 states. The Company operates 22 Budgetel Inns through franchisees. The remaining Budgetel Inns are either Company-owned (68) or operated under joint venture agreements (eight).

          Targeted at the business traveler, Budgetel Inns feature an upscale, contemporary exterior appearance, are generally located in high traffic commercial areas in close proximity to interstate highway exits and major thoroughfares and typically vary in size between 60 and 150 rooms. Budgetel Inn daily room rates generally vary between $30 and $45 per night.

          The Company believes that providing amenities not typically associated with economy-priced motels help distinguish Budgetel Inns from many of its competitors. These amenities include executive conference centers, room-delivered complimentary continental breakfasts, king-sized beds, free local telephone calls and incoming fax transmissions, no smoking rooms, in-room coffeemakers and hair dryers, remote control cable televisions, extra-long telephone cords and large working desks. To enhance customer security, the Company has converted all of its Company-owned and most of its franchised Budgetel Inn rooms to "card key" locking systems and provides well-lighted parking areas and all night front desk staffing. The interior of each Budgetel Inn is refurbished in accordance with a strict periodic schedule.

          Budgetel Inns operates a nationwide guest reservation center, where travelers can call 1-800-4-BUDGET toll-free to obtain Budgetel Inn room reservations and other information.

          The Company has a national franchise program for its Budgetel Inns. Franchisees pay an initial franchise fee and annual marketing assessments, reservation system assessments and royalty fees based on room revenues.
   To facilitate continued growth in Budgetel Inn franchising, the Company offers certain financial assistance plans to its franchisees. The Company is qualified to sell, and anticipates ultimately selling, franchises in all 50 states.

          During fiscal 1994, five new Company-owned units opened and one franchised unit was opened. Since the end of fiscal 1994, two new Company-owned Budgetel Inns have opened, with an additional five new Company-owned and two new franchised units under various stages of construction. Depending upon continuing favorable industry conditions and other factors, the Company currently plans to add a substantial number of new Budgetel Inns over the next five fiscal years through internal expansion, franchising and acquisition.

   Woodfield Suites

          The Company operates a mid-priced, all-suite motel under the name "Woodfield Suites" and plans to open two more Woodfield Suites in fiscal 1995 using its new prototype all-suites motel design. Woodfield Suites offers all of its guests the use of its centrally-located swimming pool, whirlpool and game room. Each suite has a bedroom and separate living room and features an extra-length bed, sleeper sofa for additional guests, microwave, refrigerator, wet bar, television and hair dryer. Some suites also have a kitchenette. All guests receive a free continental breakfast and are invited to a free cocktail hour.

   Hotel and Resort Operations

   The Pfister Hotel

          The Company owns and operates The Pfister Hotel, a 307-room, full service luxury hotel, in downtown Milwaukee. In fiscal 1994, The Pfister Hotel earned its 18th consecutive four-diamond award from the American Automobile Association. The Pfister is also a member of the Preferred Hotels and Resorts Worldwide Association, an organization of independent luxury hotels and resorts, and the Association of Historic Hotels of America.

          In 1988, The Pfister Hotel initiated a five-year exterior and interior restoration and refurbishment plan which was completed prior to May 1993, when The Pfister celebrated its centennial anniversary. The renovation and centennial celebration contributed to increased occupancy levels in fiscal 1994.

   The Marc Plaza Hotel

          The Company owns and operates the 500-room Marc Plaza Hotel, located in downtown Milwaukee. The Company leases office suites on two floors of The Marc Plaza to professional and other business tenants on a short- to intermediate-term basis and provides such tenants with various secretarial and other office-type services.

          As a result of the planned opening of a new and expanded municipal convention center adjacent to the Marc Plaza, the Company will commence work on a major refurbishment of the Marc Plaza's existing facilities in November 1994, with completion targeted for May 1995. Additionally, the Marc Plaza plans to add an additional 250 rooms.

   The Grand Geneva Resort & Spa

          In July 1993, the Company acquired the Americana Lake Geneva Resort in Lake Geneva, Wisconsin and renamed it the Grand Geneva Resort & Spa. Originally opened in 1968, the Grand Geneva Resort & Spa is a full-facility destination resort located on 1,300 acres. The resort includes 355 guest rooms, a convention center, three speciality restaurants, two championship golf courses, several ski-hills, indoor tennis courts, a fitness and sports complex, horse stables and an on-site airport. The resort was closed by the Company in September 1993 for a complete renovation and reopened in May 1994.

   Operated and Managed Hotels

          The Company operates the 150-room Sheraton Mayfair Inn in the Milwaukee metropolitan area under a operating agreement which expires in April 1995. The Company is currently evaluating the economic feasibility of renewing this operating agreement and may enter into negotiations to continue its operation of the Sheraton Mayfair Inn if the proposed economic terms and conditions indicate that such a renewal would be in the best interests of the Company.

          The Company manages the 226-room Crowne Plaza - Northstar in Minneapolis, Minnesota pursuant to a 15-year management agreement. Formerly known as the Northstar Hotel, the property was substantially remodeled in early 1994 and renamed the Crowne Plaza-Northstar, the luxury brand of the Holiday Inn system.

          The Company also manages the 154-room Mead Inn in Wisconsin Rapids, Wisconsin, pursuant to a 15-year management agreement, with the Company having an option to extend the term of the agreement for three successive five-year periods.

   Restaurant Operations

          The restaurant division operates facilities under a number of different restaurant concepts and the Company is continually trying to position its restaurants in order to best respond to changing consumer tastes and preferences. These efforts include closing or selling less profitable locations, converting them into different concepts or remodeling them. The Company's current principal emphasis is on casual-theme dining, as evidenced through the Company's continuing expansion of its successful Applebee's facilities. The Company also actively considers developing or being the franchisee for new restaurant concepts. At the close of fiscal 1994, the Company operated 13 Applebee's Neighborhood Grill & Bars, 35 KFCs, 13 Marc's Cafe and Coffee Mills, four Marc's Big Boys, two Big Boy Expresses and one Original Gino's East of Chicago.

   KFC Restaurants

          The Company has non-exclusive franchise rights to operate KFC restaurants in the Milwaukee metropolitan area and in northeast Wisconsin. The Company has operated KFC restaurants for 34 years. The Company currently operates 35 KFC restaurants and is the largest operator of KFC restaurants in Wisconsin, based on the number of facilities operated. The restaurants feature Kentucky Fried Chicken and other franchisor-authorized food items, including the introduction of the new Colonel's Rotisserie Gold non-fried chicken in fiscal 1994.

          In 1988, the KFC franchisor, Pepsico, Inc., began efforts to change the KFC dining concept from providing facilities with only carryout services ("carryout stores") to providing facilities with carryout, drive-thru and sit-down service ("KFC restaurants"). In response to these efforts, the Company has renovated, rebuilt or renovated 32 of its 35 carryout stores into KFC restaurants, providing virtually all new facilities with inside seating for approximately 40 customers, drive-thru windows and updated electronic equipment to better facilitate food preparation and order processing. In fiscal 1994, the Company replaced two carryout units with new KFC restaurants in Milwaukee. The Company plans to build two or three new KFC's in late fiscal 1995.

   Applebee's Neighborhood Grill & Bar Restaurants

          The Company has the exclusive franchise rights to develop and operate Applebee's restaurants in the Chicago metropolitan area and surrounding counties and for substantially all of Wisconsin. The Applebee's restaurant system is franchised by Applebee's International, Inc., a publicly-held company headquartered in Kansas City, Missouri. A majority of the restaurants in the Applebee's system are operated by franchisees, such as the Company. The Company owns and operates 13 Applebee's, including four in the Milwaukee metropolitan area, two in Madison, Wisconsin, one in Appleton, Wisconsin, and six in the Chicago metropolitan area. During early fiscal 1995, the Company opened three new units, one in Green Bay, Wisconsin and two in Illinois. The Company has seven additional Applebee's in various stages of development in Wisconsin and in the Chicago metropolitan area. The Company plans to open a total of six to eight Applebee's in fiscal 1995.

          Applebee's restaurants are local neighborhood establishments, with a comfortable and casual atmosphere appealing to all ages. Menu items consisting of beef, chicken, seafood and pasta entrees prepared in a variety of cuisines include traditional favorites and innovative dishes, in addition to a full range of appetizers and snack foods. The Company's Applebee's restaurants generally have about 35 to 40 tables and seat approximately 165 customers, with a centrally located bar.

   Marc's Cafe and Coffee Mill Restaurants

          The Company owns and operates 13 Marc's Cafe and Coffee Mill restaurants. Renovated from former Big Boy restaurants, the updated decor in each Marc's Cafe includes brass, greenery, rich upholstery and warm, relaxing colors. Local memorabilia decorate the walls for a hometown touch in each facility. Marc's Cafes are intended to provide customers with a casual, intimate atmosphere, with menus featuring, among other items, freshly-brewed specialty coffees, rotisserie chicken, beer and wine. Operating in a highly competitive segment of the restaurant industry, the Company continues to examine alternatives and refinements to this internally-developed restaurant concept.

   Marc's Big Boy Restaurants/Big Boy Express

          The Company operates four Marc's Big Boy restaurants and has non-exclusive franchise rights to operate restaurants under the "Big Boy" name in Wisconsin, Illinois and Iowa and exclusive rights in Minnesota. In response to changing consumer tastes and preferences, the Company has closed, sold or converted 54 of its former Big Boy restaurants over the last six years in order to focus on more promising locations and restaurant concepts. The Company expects to ultimately close or convert all of its remaining Marc's Big Boy locations as appropriate alternatives arise.

          The Company operates two Big Boy Express double drive-thru, carryout restaurants in metropolitan Milwaukee, designed with a 1950s art deco motif. Intended as a test concept, Big Boy Express features outdoor patio seating and enclosed walk-up windows and serves the "Big Boy" doubledecker hamburger sandwich, other sandwiches, french fries and milkshakes. The Company continues to evaluate the potential long-term feasibility of this concept.

   The Original Gino's East of Chicago Restaurants

          In September 1993, the Company acquired exclusive franchise rights to operate Original Gino's East of Chicago restaurants in Wisconsin, Minnesota, Iowa and selected sights in Illinois. Gino's East specializes in Chicago-style (deep dish) pizza, together with pasta, salads, sandwiches and Italian cuisine. In fiscal 1994, the Company opened a Gino's East restaurant in Milwaukee.

   Restaurant Franchise Agreements

          The Company's restaurant franchise agreements impose various specifications as to the preparation of the franchised products as well as general operating procedures, including advertising, maintenance of records and protection of trademarks. Such agreements also provide, among other things, for inspection, counseling and advisory services by the franchisors.

          The Company's KFC locations operate under individual franchise agreements ranging in terms from 10 to 20 years in length. Franchise fees approximate 4% of gross sales and, in addition, an initial flat fee of $20,000 is payable for each new KFC restaurant. The KFC franchise arrangement has been, and is expected to continue to be, material to the success of the Company's restaurant division.

          The Company's Big Boy franchise agreement provides for payment of a franchise fee of 1% of gross sales. The Big Boy franchise is non-exclusive and continues in perpetuity, provided the Company complies with the conditions of the franchise agreement, which relate primarily to operating procedures and use of trademarks. The Company's exclusive franchise rights in Wisconsin, Illinois and Iowa terminated as of August 1, 1994 as a result of the Company not maintaining a specified minimum number of Big Boys in the franchise area. Given the Company's deemphasis of the Big Boy concept, the Company does not believe this change in its franchise rights impacts adversely its restaurant operations.

          The Company's development agreements with the Applebee's franchisor for its Chicago and Wisconsin franchise territories require the Company, among other things, to build a specified number of Applebee's restaurants in each territory in accordance with a development timetable. The Applebee's franchisor charges an initial franchise fee of either $30,000 or $35,000 (depending on location) for each Applebee's restaurant developed. A royalty fee of 4% of monthly gross sales is payable to the franchisor. Additionally, as franchisee, the Company is required to pay an advertising fee to the franchisor for national advertising purposes and to spend certain amounts for local advertising. Applebee's franchise agreements have a term of 20 years and can be renewed for an additional 20 years.

          The Company's franchise agreement with the Gino's East franchisor provides for an initial franchise fee of $25,000 for each Gino's East franchise opened. A royalty fee of between 3% and 7% of total gross sales is payable to the franchisor, depending upon individual franchise sales levels. The Company's master development agreement for Gino's East restaurants requires the Company, among other things, to open a specified number of Gino's East restaurants within the Company's franchised territory in accordance with a development schedule.

          Each of the Company's restaurant franchisors, to varying degrees, specify certain product requirements and provide for certain approved suppliers of products and supplies in order to maintain the respective franchise's quality standards.

   Theatre Operations

          The Company operates 36 movie theatres with an aggregate of 189 screens in Wisconsin and northern Illinois. The Company's facilities include 32 automated multi-screen theatres, three single-screen theatres and one outdoor twin theatre. The Company's long-term growth strategy is to focus on multi-screen theatres, which typically vary in seating capacity from 150 to 450 seats per screen. Multi-plex theatres allow the Company to offer a diversified selection of films to attract additional customers, to shift movies to larger or smaller auditoriums within the same theatre depending on the popularity of the movie and to benefit from the economies of having common box office, concession, projection and lobby facilities. Virtually all of the Company's movie theatres feature exclusively first-run films.

          The results of the Company's movie theatre business (and the movie theatre industry in general) are largely dependent upon the box office appeal and marketing of available first-run films. Stimulated in large part by additional demand from ancillary markets such as home video, pay-per-view and cable television, as well as increased demand from European film markets, the annual number of first-run film releases has more than doubled since 1981. Over 160 first-run films were released in fiscal 1994, including such box office hits as Mrs. Doubtfire, Philadelphia, Grumpy Old Men, Jurassic Park, The Firm, Schindler's List, Sleepless in Seattle, The Fugitive, In the Line of Fire and The Pelican Brief. In fiscal 1993, approximately 150 first-run films were released.

          In fiscal 1994, the Company opened a new 10-plex theatre at Gurnee Mills, Illinois. Three theatres with a total of five screens were closed in fiscal 1994, two of which were sold; the Company also sold one of its outdoor theatres. Since the end of fiscal 1988, the number of screens in the Company's theatre circuit has grown by 49, representing a 35% increase. In fiscal 1995, the Company anticipates opening a new eight-plex theatre in Delafield, Wisconsin and adding up to 11 screens to existing theatres. The Company currently plans to add up to 33 additional screens in fiscal 1996, including additional theatres in Illinois, and to aggressively continue its expansion thereafter as appropriate opportunities arise.

          The Company obtains its films from various national motion picture production and distribution companies, has never experienced difficulties in obtaining an adequate supply of available first-run films and is not dependent on any one motion picture supplier. Bookings, advertising, refreshment purchases and promotion are handled centrally by an administrative staff.

          The Company strives to provide its movie patrons with high-quality picture and sound presentation in clean, comfortable, attractive and contemporary theatre environments. Substantially all of the Company's movie theatre complexes feature DTS (digital sound) Dolby stereo sound systems; acoustical ceilings; side wall insulation; engineered drapery folds to eliminate sound imbalance, reverberation and distortion; tiled floors; loge seats; cup-holder chair-arms; and computer-controlled heating, air conditioning and ventilation. Computerized box offices permit most of the Company's movie theatres to sell tickets in advance and allow tracking of attendance by film title and time. Most of the Company's theatres are fully handicapped-accessible and provide wireless headphones, as well as some closed-captioned films, for hearing-impaired moviegoers. The Company also operates an exclusive customer information telephone system in Milwaukee and Madison, allowing customers to call for information as to the locations, times and titles of movies being shown by the Company throughout each metropolitan area. In fiscal 1994, the Company introduced digital sound systems at seven of its screens in four of its theatres, with additional theatres scheduled to be upgraded to digital sound in fiscal 1995.

          The Company sells refreshments and other concessions at all of its movie theatres. The Company believes a wide variety of food and refreshment items, properly merchandized, increases concession revenue per patron. Although popcorn still remains the traditional favorite with moviegoers, the Company continues to attempt to upgrade its available concessions by offering a wide range of choices. For example, some of the Company's theatres offer hot dogs, pizza, ice cream, frozen yogurt, coffee, mineral water, juices and dessert.

   Competition

          All of the Company's business segments are highly competitive and there are other facilities in close proximity to many of the Company's facilities which compete directly with those of the Company. In each of its businesses, the Company experiences intense competition from national and/or regional chain and franchise operations, some of which have substantially greater financial and marketing resources than the Company.

          The Company's Budgetel Inns compete with such national economy motel chains as Days Inn, Hampton Inn (owned by The Promus Companies Incorporated), Fairfield Inn (owned by Marriott Corporation), Red Roof Inn, La Quinta Inn, Comfort Inn and others, as well as a large number of regional and local motels.

          The Company's hotels compete in the Milwaukee metropolitan area with the hotels operated by Hilton Hotels, Hyatt Corporation, Marriott Corporation, Ramada Inns, Holiday Inns and Wyndham Hotels. The Grand Geneva Resort & Spa and the Company's managed and operated hotels compete with other hotels, motels and resorts located in proximity to such facilities.

          In the restaurant business, the Company's Marc's Big Boy, Marc's Cafe and Coffee Mill, Applebee's and Gino's East restaurants compete with national chains such as Denny's, Shoney's, Cracker Barrel, Perkin's, Red Lobster, TGI Friday's, Chili's and Olive Garden, among others, as well as smaller regionalized restaurant chains and individual restaurants. The Company's KFC restaurants compete locally with Hardee's, Popeye's and similar national, as well as regional, fast food chains and individual restaurants offering chicken.

          The Company's movie theatres compete with national large movie theatre operators, such as United Artists, Cinemark and Carmike Cinemas, Inc., as well as with a wide array of smaller exhibitors. Although movie exhibitors in general also compete with the home video, pay-per-view and cable television markets, the Company believes that such markets have assisted the growth of the movie theatre industry in general by encouraging a significant increase in the number of first-run movies produced and released for initial movie theatre exhibition.

          The Company believes that the principal factors of competition in each of its businesses, in varying degrees, are the price and quality of its product, quality and location of its facilities, and customer service. The Company believes that it is well positioned to compete on the basis of these factors.

   Seasonality

          Historically, the Company's first and fourth fiscal quarters have produced the strongest operating results, since such period (i.e., late spring through the July 4th holiday season) coincides with the typical summer seasonality of the movie theatre industry and the summer strength of the travel and food service aspects of the Company's business.
   However, the Company has been experiencing less seasonality in its theatre segment over the past several fiscal years due to the continued increased movie industry emphasis on producing films directed to more diverse and mature audiences.

   Research and Development

          Research and development expenditures for the Company are not material.

   Environmental Regulation

          The Company does not expect federal, state or local environmental legislation to have a material effect on the Company's capital expenditures, earnings or competitive position. However, the Company's activities in acquiring and selling real estate for business development purposes have been complicated by the continued increased emphasis placed by Company personnel on properly analyzing real estate sites for potential environmental problems. This circumstance has resulted in, and is expected to continue to result in, greater time and increased costs involved in acquiring and selling properties associated with the Company's various businesses.

   Employees

          As of the end of fiscal 1994, the Company had approximately 7,500 employees, a majority of whom were employed on a part-time basis. A majority of the Company's hotel employees in Milwaukee and Minneapolis are covered by collective bargaining agreements. Relations with employees have been satisfactory and there have been no work stoppages due to labor disputes.

   Item 2. Properties.

          The Company owns a substantial portion of its facilities, including The Pfister Hotel, the Marc Plaza Hotel and the Grand Geneva Resort and Spa, and leases the remainder. The Company also manages or operates three hotel properties. Additionally, the Company owns properties acquired for the future construction and operation of new Company operating facilities. Some of its properties are leased from entities owned by principal shareholders of the Company. All of the Company's properties are suitably maintained and adequately utilized to cover the respective business segment served.

          The operating properties owned or leased by the Company as of May 26, 1994 are summarized in the following table:

                           Total Number               Leased From   Leased From  Managed for   Managed for
                           of Facilities               Unrelated      Related      Related      Unrelated
         Operation         in Operation    Owned(1)     Parties       Parties      Parties       Parties
    Restaurants:
     Marc's Big Boy                4          3             1            0             0            0
     Marc's Cafe and
       Coffee Mill                13         10             3            0             0            0
     KFC                          35         33             2            0             0            0
     Applebee's                   13          8             5            0             0            0
     Big Boy Express               2          2             0            0             0            0
     Gino's East                   1          0             1            0             0            0

    Movie Theatre
     Screens:
     Indoor                      187        131            50            6             0            0
     Outdoor                       2          0             0            2             0            0

    Hotels and Resorts
     Hotels                        5          2             1            0             0            2
     Resorts                       1          1             0            0             0            0

    Motels
     Budgetel                     76         56             0            1            18            1
     Woodfield Suites              1          1             0            0             0            0
                                 ---        ---           ---          ---           ---           ---
       TOTALS                    340        247            63            9            18             3
                                 ===        ===           ===          ===           ===           ===

   ________________

      (1) One of the Marc's Cafe restaurants, three of the KFC restaurants, two of the Applebee's, 16 of the indoor movie theatre screens and one of the motels owned by the Company are on land leased from unrelated parties under long-term leases.
   The Company's partnership interests in 18 Budgetel Inns and six indoor movie theatre screens are not included in this column.


        Certain of the above individual properties or facilities are subject to purchase money or construction mortgages or commercial lease financing arrangements, none of which encumbrances are considered in the aggregate to be material to the Company.

        Assuming exercise by the Company of all renewal and extension options, the terms of the Company's operating property leases expire on various dates, with over 90% of the leases expiring after 1995.

   Item 3.   Legal Proceedings.

        The Company does not believe that any pending legal proceeding involving the Company is material to its business. No legal proceeding required to be disclosed under this item was terminated during the fourth quarter of the Company's 1994 fiscal year.

   Item 4.   Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's 1994 fiscal year.

                          EXECUTIVE OFFICERS OF COMPANY

        Each of the current executive officers of the Company is identified below together with information about each such officer's age, current position with the Company and employment history for at least the past five years:

     Name                   Position                        Age

   Stephen H. Marcus     Chairman of the Board, President
                         and Chief Executive Officer        59

   Bruce J. Olson        Group Vice President               44

   H. Fred Delmenhorst   Vice President-Human Resources     53

   Kenneth A. MacKenzie  Chief Financial Officer,
                         Treasurer and Controller           60

   Thomas F. Kissinger   Secretary and Director of
                         Legal Affairs                      34

      Stephen H. Marcus became Chairman of the Board of the Company in December 1991. He has been the President of the Company for more than the past five years. He also served as Treasurer of the Company prior to the election of Mr. MacKenzie to such position in September 1987. In December 1988, he became the Chief Executive Officer of the Company, in addition to Chief Operating Officer.

      Bruce J. Olson has been employed in his present position with the Company since July 1991. Mr. Olson previously served as Vice President-Administration and Planning for the Company from September 1987 until July 1991 and as Executive Vice President and Chief Operating Officer of Marcus Theatres Corporation from August 1978 until October 1988, when he was appointed President of that corporation.

      H. Fred Delmenhorst has been the Vice President-Human Resources since he joined the Company in December 1984.

      Kenneth A. MacKenzie has been the Controller of the Company or its Marcus Restaurants, Inc. subsidiary since June 1979. He was elected Treasurer of the Company in September 1987 and Chief Financial Officer in June 1993.

      Thomas F. Kissinger joined the Company in August 1993 as Secretary and Director of Legal Affairs. Prior thereto, Mr. Kissinger was associated with the law firm of Foley & Lardner for five years.

      The executive officers of the Company are generally elected annually by the Board of Directors after the annual meeting of shareholders. Each executive officer holds office until his successor has been duly qualified and elected or until his earlier death, resignation or removal.


                                     PART II

   Item 5.   Market for the Company's Common Equity and Related Shareholder
             Matters.

                      Last Sale Price Range of Common Stock*

                    First        Second        Third       Fourth
                   Quarter       Quarter      Quarter      Quarter

                         Fiscal Year Ended May 26, 1994

    High          $24 1/4       $26 1/4      $29 1/4     $28 1/2

    Low           $20 1/2       $23 1/4      $23 1/4     $25 3/4

                       Fiscal Year Ended May 27, 1993

    High          $15 5/8       $17 3/4      $23 1/2     $26 3/4

    Low           $11 1/2       $14 1/8      $16 1/4     $21 3/8

      *The Company's Common Stock began trading on the New York Stock Exchange on December 14, 1993. Prior thereto, the Common Stock was quoted on the Nasdaq National Market.

      On August 12, 1994, there were 1,749 shareholders of record for the Common Stock and 36 shareholders of record for the Class B Common Stock.

      See Item 6 for information on the Company's cash dividends paid on its Common Stock. Cash dividends paid on the Company's Class B Common Stock were $.25 and $.23 per share in fiscal 1994 and 1993, respectively.


   Item 6.   Selected Financial Data.

                                                                          Fiscal Year

                                               1994        1993       1992         1991         1990        1989
    Operating Results
    (In Thousands)

    Revenues                                 $246,315     $214,018   $204,297      $188,008    $176,592    $166,710
    Effective income tax rate                   39.3%        39.1%      39.5%         38.4%       34.2%       34.5%
    Net earnings                             $ 22,829*    $ 16,482   $ 13,289      $ 11,618    $ 10,781    $ 10,042

    Common Stock Data

    Net earnings per share                   $   1.74*    $   1.42   $   1.18      $   1.02    $    .94    $    .87
    Cash dividends per common share          $   0.28     $   0.26   $   0.22      $   0.20    $   0.18    $   0.17
    Average shares outstanding (In
      Thousands)                               13,107       11,648     11,255        11,364      11,484      11,537
    Book value per share                     $  14.88     $  13.40   $  11.19      $  10.22    $   9.37    $   8.61

    Financial Position (Year-End)
     (In Thousands)

    Total assets                             $361,606     $309,455   $274,394      $255,117    $230,789    $197,898
    Long-term debt                            107,681       78,995    100,032        96,183      85,563      64,163
    Shareholders' equity                      193,918      173,980    124,874       114,697     106,983      98,250
    Capital expenditures                       75,825       47,237     27,238        39,861      42,385      34,253

    Financial Ratios

    Current ratio (year-end)                      .67          .90        .73           .65         .91         .75
    Return on revenues                           9.3%         7.7%       6.5%          6.2%        6.1%        6.0%
    Return on average shareholders'
      equity                                    12.4%        11.0%      11.1%         10.5%       10.5%       10.6%

                                                                     Fiscal Year
                                               1988         1987        1986         1985        1984

    Operating Results
    (In Thousands)

    Revenues                                   $162,393    $152,531     $141,202    $131,844    $126,720
    Effective income tax rate                     40.3%       45.4%        39.7%       41.8%       45.4%
    Net earnings                               $ 10,073    $  8,078     $  8,719    $  8,215    $  7,432

    Common Stock Data

    Net earnings per share                     $    .87    $    .70     $    .75    $    .71    $    .64
    Cash dividends per common share            $   0.15    $   0.15     $   0.13    $   0.13    $   0.11
    Average shares outstanding (In
    Thousands)                                   11,576      11,576       11,543      11,552      11,613
    Book value per share                       $   7.93    $   7.20     $   6.65    $   6.04    $   5.46

    Financial Position (Year-End)
     (In Thousands)

    Total assets                               $181,354    $167,289     $156,343    $122,170    $ 99,114
    Long-term debt                               56,635      55,255       52,316      31,537      18,225
    Shareholders' equity                         91,318      82,952       76,328      69,011      63,075
    Capital expenditures                         23,591      28,234       38,865      25,096      14,796

    Financial Ratios

    Current ratio (year-end)                       1.00         .94         1.13        1.09        1.07
    Return on revenues                             6.2%        5.3%         6.2%        6.2%        5.9%
    Return on average shareholders' equity        11.6%       10.1%        12.0%       12.4%       12.5%

   ___________________________

   *  Includes one-time accounting change benefit of $1.8 million or $0.14 per share.  See Item 7.



   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

   Results of Operations - General

             The Marcus Corporation and its divisions report their consolidated results of operations on either a 52-or 53-week fiscal year. Both fiscal 1994 and fiscal 1993 were 52-week years for the Company and all of its divisions. Fiscal 1992 was a 53-week year for the motel, hotels and resort and restaurant divisions. Fiscal 1995 will be a 52-week fiscal year for the Company and all of its divisions.

             Total consolidated revenues for fiscal 1994 were $246.3 million, an increase of $32.3 million, or 15.1%, compared to fiscal 1993 consolidated revenues of $214.0 million. Net earnings for fiscal 1994 were $22.8 million, or $1.74 per share. Net earnings increased $6.3 million, or 38.5%, over fiscal 1993 net earnings of $16.5 million, or $1.42 per share. Earnings per share in fiscal 1994 increased by a smaller percentage, 22.5%, than net earnings due to the effect on weighted average shares outstanding resulting from the 1,755,000 shares of Common Stock issued by the Company in its March 1993 public offering. Weighted average shares outstanding for fiscal 1994 were 13.1 million compared to 11.6 million for fiscal 1993. Fiscal 1994 earnings included a one-time $1.8 million tax benefit, or $0.14 per share, resulting from the Company's adoption of SFAS 109 "Accounting for Income Taxes." Excluding the tax benefit, fiscal 1994 earnings were $21.0 million, or $1.60 per share.

             The Company's income tax expense for fiscal 1994 was $13.6 million, an increase of $3.0 million from fiscal 1993. The Company's effective tax rate for fiscal 1994 was 39.3% versus the prior year's 39.1%.

             Inflation has not had a material impact on the Company's consolidated results of operation.

             As a result of the substantial expansion of the Company's hotel and resort operations in fiscal 1994 and the increasingly different operating characteristics of the Company's hotels and resort from the Company's motels, the Company has commenced separate business segment reporting for its hotel and resort division and its motel division. All segment information has been retroactively restated to take into account the Company's change in segment reporting.

   Motels

   Fiscal 1994 Versus Fiscal 1993

             Total revenues in fiscal 1994 for the motel division were $89.0 million, an increase of $8.4 million, or 10.4%, compared to fiscal 1993. The motel division's operating profits in fiscal 1994 totaled $26.0 million, an increase of $2.2 million, or 9.2%, over the division's fiscal 1993 operating profits of $23.8 million.

             Occupancy and average daily room rates continued to increase at the Company's motels in fiscal 1994 principally as a result of improved economic conditions and an effective Budgetel advertising campaign. The Company's motel occupancy percentage increased by 1.4 percentage points in fiscal 1994 from fiscal 1993 and the average daily motel room rate increased by 4.0% in fiscal 1994 from 1993. The increased average occupancy percentage and daily room rate contributed almost $3.8 million to the motel division's increased fiscal 1994 revenues.

             At the close of fiscal 1994, there were 98 Budgetel Inns and one Woodfield Suites in operation, compared to 92 Budgetel Inns and one Woodfield Suites at 1993 fiscal year-end. Five new Company-owned Budgetel locations and one new franchised Budgetel location opened in fiscal 1994. Together, the six new facilities contributed additional revenues of $4.6 million and nominal operating profits in fiscal 1994.

             The Company currently anticipates that up to seven additional Company-owned Budgetel Inns and two new Woodfield Suites will be opened during fiscal 1995, together with up to six new franchised Budgetel Inns.


   Fiscal 1993 Versus Fiscal 1992

             Total revenues for the motel division in fiscal 1993 were $80.6 million, an increase of $6.0 million, or 8.1%, compared to fiscal 1992. Operating profits for the motel division in fiscal 1993 totaled $23.8 million, an increase of $3.9 million, or 19.6%, over the division's fiscal 1992 operating profits of $19.9 million. The extra operating week in fiscal 1992 had an immaterial impact on the foregoing comparisons.

   Theatres

   Fiscal 1994 Versus Fiscal 1993

             The theatre division's fiscal 1994 revenues were $51.4 million, an increase of $7.5 million, or 17.1%, over fiscal 1993. Operating profits for fiscal 1994 were $12.4 million, an increase of $2.7 million, or 28.1%, over fiscal 1993. At fiscal 1994 year-end, the Company operated 189 screens at 36 locations in Wisconsin and Illinois, compared to 184 screens at 38 locations at the end of fiscal 1993. Consistent with the Company's long-term strategic plan to focus on operating large multi-screen theatres, the Company opened its first Illinois location in fiscal 1994 at Gurnee Mills in metropolitan Chicago, sold a previously closed outdoor theatre, sold two indoor theatres having a total of three screens and closed one twin screen theatre. These theatre sales and closure resulted in a reduction of approximately $445,000 of revenues from fiscal 1993. The Company intends to add 19 screens during fiscal 1995, including a new eight-plex theatre in suburban Milwaukee and 11 screens to existing theatres.

             Revenues of the theatre business are heavily dependent on the audience appeal of available films, a factor over which the Company has no control. In fiscal 1994, over 160 first-run films were released, including such box office hits as Jurassic Park, Mrs. Doubtfire, The Fugitive, Sleepless in Seattle, The Firm and Schindler's List. Each of these films produced box office receipts in excess of $1.0 million for the theatre division.

             Total box office receipts in fiscal 1994 were $35.5 million, an increase of almost $5.0 million, or 16.2% from fiscal 1993. This increase can be attributed to a 7.4% increase in attendance and an 8.1% increase in the average ticket price. The increase in attendance was due principally to the abundance of high-quality popular films released in fiscal 1994 and the opening of the Gurnee Mills ten-plex theatre.

             Vending revenues in fiscal 1994 were $13.6 million, an increase of $1.7 million, or 14.6%, over fiscal 1993, due to the increase in theatre attendance and the 6.4% increase in the average concession sales per person in fiscal 1994 from fiscal 1993.

   Fiscal 1993 Versus Fiscal 1992

             The theatre division's total fiscal 1993 revenues were $43.9 million, an increase of $921,000, or 2.1%, over fiscal 1992. Operating profits for fiscal 1993 were $9.7 million, an increase of $530,000, or 5.8%, over fiscal 1992.

             The Company opened six new screens in fiscal 1993. During fiscal 1993, the Company closed three theatres with a total of seven screens.

   Hotels and Resort

   Fiscal 1994 Versus Fiscal 1993

             Total revenues from the Company's hotel and resort division in fiscal 1994 increased by $3.9 million, or 13.7%, to $32.4 million, over the previous fiscal year, while operating profits increased by $500,000, or 23.4%, to $2.6 million, over fiscal 1993. Fiscal 1994 occupancy rates at the Company's three continuing hotels increased by 5.8% and average room rates for the hotel division increased by 1.4% in fiscal 1994. The increase in occupancy and room rates contributed $1.2 million to the division's revenues in fiscal 1994. The remainder of the division's increase in revenues in fiscal 1994 was attributable principally to the opening of the Grand Geneva Resort & Spa and, to a significantly lesser extent, management fees derived from the partial year of operating the Company's two newly managed hotels during fiscal 1994.

             As indicated above, during fiscal 1994, the hotel and resort division added three new properties totaling 735 rooms through the Company's July 1993 purchase of The Grand Geneva Resort & Spa and by entering into two hotel management contracts, one for the 226-room Crowne Plaza-Northstar in November 1993, and the other for the 154-room Mead Inn in February 1994. The Company intends to continue pursuing additional hotel and resort acquisitions and management contracts.

   Fiscal 1993 Versus Fiscal 1992

             Total revenues for the hotel and resort division in fiscal 1993 were $28.5 million, an increase of $400,000, or 1.4%, compared to fiscal 1992. Operating profits for the hotel and resort division in fiscal 1993 totaled $2.1 million, an increase of $286,000, or 15.6%, over the division's fiscal 1992 operating profits of $1.8 million. The hotel and resort division reported results for a 53-week year in fiscal 1992, with the additional week generating approximately $300,000 in added revenues and $100,000 in operating profits. Excluding the additional week in fiscal 1992, the division's revenue increase in fiscal 1993 was negligible over fiscal 1992, and the comparative operating profits increase was $386,000 or 22.3%.

   Restaurants

   Fiscal 1994 Versus Fiscal 1993

             The restaurant division operates facilities under a number of different restaurant concepts and the Company is continually trying to position its restaurants in order to best respond to changing consumer tastes and preferences. These efforts include closing or selling less profitable locations, converting them into different concepts or remodeling them. The Company also actively considers developing or being the franchisee for new restaurant concepts. At the close of fiscal 1994, the Company operated 13 Applebee's Neighborhood Grill & Bars, 35 KFCs, 13 Marc's Cafe and Coffee Mills, four Marc's Big Boys, two Big Boy Expresses and one Original Gino's East of Chicago.

             Restaurant division revenues totaled $71.1 million for fiscal 1994, an increase of $12.0 million, or 20.2%, from fiscal 1993. The revenue increase was due almost entirely to the Company's newly opened Applebee's and increasing customer counts and average check amounts at the Company's continuing Applebee's and KFC restaurants. The division's operating profits for fiscal 1994 were $2.2 million, an increase of $1.5 million, or 204.7%, from fiscal 1993. Fiscal 1994 operating profit improvements were derived principally from improved same store sales at continuing Applebee's and cost savings realized from closing or selling a number of underperforming Big Boy restaurants during the last two fiscal years.

             In fiscal 1994, the Company's continuing Applebee's restaurants achieved an 8.8% increase in same store sales and a 3.9% increase in guest counts. These factors contributed a $715,000 increase in the division's fiscal 1994 revenues.

             Additionally, the Company opened two new Applebee's restaurants during fiscal 1994 in its metropolitan Chicago franchise market, together with one new restaurant and one expanded location in its Wisconsin franchise area. These new and expanded locations contributed $4.3 million in additional revenues in fiscal 1994, although start-up costs associated with the new restaurants resulted in a $278,000 reduction in the division's operating profits. In fiscal 1995, the Company plans to open six to eight new Applebee's restaurants.

             KFC experienced an increase in guest counts, coupled with an increase in average check amounts, which resulted in a same store sales increase of 5.2%, or approximately $ 1.2 million, over fiscal 1993.
   During fiscal 1994, the Company's KFC restaurants introduced two new franchisor-sponsored products, The Colonel's Rotisserie Gold Chicken in the fall of 1993, and a new eight-piece fried chicken cut with larger breast pieces in May 1994. These new products contributed approximately $2 million in revenues in fiscal 1994. Additionally, the Company realized $288,000 in additional revenue during the year from the relocation of two KFC restaurants in Milwaukee. The Company plans to open two or three new KFCs late in fiscal 1995.

             The Company continued to reduce its number of underperforming Marc's Big Boy restaurants by closing one Big Boy during fiscal 1994 and plans to ultimately close its remaining four Big Boy locations. The Big Boy closing, combined with the other Big Boy closings in fiscal 1993, resulted in a loss of $2.1 million of fiscal 1993 revenues, but had a positive impact of $340,000 on the division's fiscal 1994 operating profits.

             The Marc's Cafe and Coffee Mill concept entered its second year in fiscal 1994, continuing its developmental process as customer counts and same store sales varied by location. On an aggregate basis, revenues and operating profits in fiscal 1994 from Marc's Cafes were flat compared to fiscal 1993. This family-oriented restaurant segment is highly competitive and the Company continues to examine alternatives and refinements to this restaurant concept in order to improve further the division's over-all results.

             The Company continues to monitor closely the operating performance and consumer acceptance of its two Big Boy Express restaurant locations and its newly opened Gino's East of Chicago restaurant. These locations contributed nominally to the division's revenues in fiscal 1994 and experienced operating losses because of anticipated start-up expenses.

   Fiscal 1993 Versus Fiscal 1992

             Restaurant division revenues totaled $59.1 million for fiscal 1993, an increase of $3.0 million, or 5.4%, from fiscal 1992. The division's fiscal 1993 results were based on 52 weeks, versus 53 weeks in fiscal 1992. Excluding the additional week in fiscal 1992, revenues in fiscal 1993 increased approximately 6.3% from the prior year. The division's operating profits for fiscal 1993 were $723,000, an increase of $289,000, or 66.6%, from fiscal 1992 operating profits of $434,000. The operating profits from the additional week in fiscal 1992 were approximately $150,000.

   Financial Condition

             At the end of fiscal 1994, the Company's current ratio was .67, compared to .90 at the end of fiscal 1993. Given the cash nature of the Company's various businesses and the availability to the Company of $15 million in unused credit lines at fiscal 1994 year-end, the Company believes that the cash generated from its ongoing operations and available credit facilities are adequate to support the ongoing operational liquidity needs of the Company's businesses.

             Net cash provided from operations increased $13.3 million in fiscal 1994 to $50.1 million compared to fiscal 1993. The increase resulted from increased net earnings, an increase in depreciation and amortization expense reflecting the Company's continuing facilities expansion and an increase in net liabilities resulting from differences in the timing of payments on accounts payable.

             Investing activity increased $29.2 million to $74.8 million in fiscal 1994 primarily resulting from capital expenditures to support the Company's expansion. The most significant amount of capital spent by the Company during fiscal 1994 was on the renovation of the Grand Geneva Resort & Spa. The Grand Geneva renovation is expected to be completed by the fall of 1994. Other significant capital expenditures in fiscal 1994 were made in opening new motels, theatres and restaurants.

             Principally as a result of funding a portion of the Company's fiscal 1994 facility expansions and renovations, the Company's total debt increased to $112.0 million at the close of fiscal 1994 compared to $89.0 million at the end of fiscal 1993. In addition to the incurrence of $23.7 million of new debt to finance expansion, approximately $41.0 million in debt was raised to refinance at reduced interest rates existing debt. The Company's debt- capitalization ratio at May 26, 1994 was .37 compared to .34 at May 27, 1993.

             The Company is currently undertaking an aggressive five-year expansion plan which will impact all four of its business segments. The current aggregate estimated cost of these expansion plans is between $350 million and $400 million, with total estimated capital expenditures in fiscal 1995 (including normal continuing capital maintenance projects) expected to be almost $90 million. The Company's fiscal 1995 expansion plans are expected to be funded by cash generated from operations and up to $55 million in additional long-term debt.

   Item 8.   Financial Statements and Supplementary Data.


                         REPORT OF INDEPENDENT AUDITORS



   The Board of Directors and Shareholders
      of The Marcus Corporation

   We have audited the accompanying consolidated balance sheets of The Marcus Corporation as of May 26, 1994 and May 27, 1993, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended May 26, 1994. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Marcus Corporation at May 26, 1994 and May 27, 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 26, 1994, in conformity with generally accepted accounting principles.

   As discussed in Note 6 to the consolidated financial statements, effective May 28, 1993, the Company changed its method of accounting for income taxes.

                                                       ERNST & YOUNG LLP



   Milwaukee, Wisconsin
   July 22, 1994

   THE MARCUS CORPORATION

   CONSOLIDATED BALANCE SHEETS
                                            May 26,       May 27,
                                              1994          1993
                                               (In Thousands)
   ASSETS
   CURRENT ASSETS:
   Cash and cash equivalents              $   9,974     $  15,839
   Accounts and notes receivable
    (Note 2)                                  6,359         5,497
   Receivables from joint ventures
    (Note 8)                                  7,983        10,372
   Other current assets                       3,049         1,674
                                           --------      --------
   Total current assets                      27,365        33,382

   PROPERTY AND EQUIPMENT, NET
    (Note 2)                                321,871       267,841

   OTHER ASSETS:
   Investments in joint ventures
    (Notes 7 and 8)                             662         1,223
   Other (Note 9)                            11,708         7,009
                                           --------       -------
   Total other assets                        12,370         8,232
                                           --------       -------
   Total assets                            $361,606      $309,455
                                           ========       =======

   LIABILITIES AND SHAREHOLDERS'
    EQUITY
   CURRENT LIABILITIES:
   Notes payable (Note 8)                $    4,533    $    5,017
   Accounts payable                          13,248         6,850
   Income taxes                               2,796           261
   Taxes other than income taxes              7,307         7,319
   Accrued compensation                       1,448         1,554
   Other accrued liabilities                  6,978         5,706
   Current maturities on long-term
    debt (Note 3)                             4,357        10,503
                                           --------       -------
   Total current liabilities                 40,667        37,210

   LONG-TERM DEBT (Note 3)                  107,681        78,995

   DEFERRED INCOME TAXES (Note 6)            15,999        16,138

   DEFERRED COMPENSATION AND OTHER
    (Note 5)                                  3,341         3,132

   COMMITMENTS, LICENSE RIGHTS AND
    CONTINGENCIES (Note 7)

   SHAREHOLDERS' EQUITY (Note 4):
   Preferred Stock, $1 par;
    authorized 500,000 shares; none
    issued
   Common Stock:

   Common Stock, $1 par; authorized
    20,000,000 shares; issued
    7,365,987 shares in 1994 and
    7,269,457 shares in 1993                  7,366         7,269
   Class B Common Stock, $1 par;
    authorized 9,000,000 shares;
    issued and outstanding 6,225,333
    shares in 1994 and 6,321,863
    shares in 1993                            6,225         6,322
   Capital in excess of par                  44,745        44,557
   Retained earnings                        139,777       120,429
                                           --------      --------
                                            198,113       178,577
   Less cost of Common Stock in
    treasury (559,608 shares in 1994
    and 604,117 shares in 1993)               4,195         4,597
                                           --------       -------
   Total shareholders' equity               193,918       173,980
                                           --------       -------
   Total liabilities and
    shareholders' equity                   $361,606      $309,455
                                            =======      ========


   See accompanying notes.

   THE MARCUS CORPORATION

   CONSOLIDATED STATEMENTS OF EARNINGS

   THREE YEARS ENDED MAY 26, 1994


                                     May 26,     May 27,     May 28,
                                       1994        1993        1992
                                          (In Thousands, Except
                                              Per Share Data)
   REVENUES:
   Rooms and telephone              $100,691   $  91,332   $  84,788
   Food and beverage                  81,948      69,225      66,517
   Theatre operations                 50,263      43,551      42,959
   Other income                       13,413       9,910      10,033
                                     -------     -------     -------
   Total revenues                    246,315     214,018     204,297

   COSTS AND EXPENSES:
   Rooms and telephone                37,100      33,603      32,876
   Food and beverage                  64,241      54,565      52,896
   Theatre operations                 30,212      26,285      25,364
   Administrative and selling         36,056      32,265      29,462
   Depreciation and amortization      20,385      18,273      17,563
   Rent (Note 7)                       3,572       3,028       2,963
   Property taxes                      8,873       8,320       7,611
   Other operating expenses            4,291       3,437       4,601
   Interest                            6,931       7,200       8,995
                                     -------     -------     -------
   Total costs and expenses          211,661     186,976     182,331
                                     -------     -------     -------

   EARNINGS BEFORE INCOME TAXES
    AND CHANGE IN ACCOUNTING
    PRINCIPLE                         34,654      27,042      21,966
   INCOME TAXES (Note 6)              13,607      10,560       8,677
                                     -------     -------     -------
   EARNINGS BEFORE CHANGE IN
    ACCOUNTING PRINCIPLE              21,047      16,482      13,289
   CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING FOR INCOME TAXES
    (Note 6)                           1,782          --          --
                                     -------     -------     -------
   NET EARNINGS                   $   22,829    $ 16,482   $  13,289
                                     =======     =======     =======
   EARNINGS PER SHARE:
   EARNINGS BEFORE CHANGE IN
    ACCOUNTING PRINCIPLE          $     1.60    $   1.42   $    1.18
   CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING FOR INCOME
    TAXES                                .14          --          --
                                     -------     -------      ------
   NET EARNINGS                   $     1.74    $   1.42   $    1.18
                                    ========     =======      ======
   WEIGHTED AVERAGE SHARES
    OUTSTANDING (Note 4)              13,107      11,648      11,255
                                    ========     =======     =======

   See accompanying notes.


   THE MARCUS CORPORATION

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

   THREE YEARS ENDED MAY 26, 1994

                                                          Class B      Capital
                                              Common      Common      in Excess      Retained       Treasury
                                              Stock        Stock        of Par       Earnings         Stock
                                                                    (In Thousands)

   BALANCES AT MAY 30, 1991                   $3,465       $4,427       $15,624     $  95,723        $(4,542)
   Cash dividends:
   $.20 per share Class B Common Stock            --           --            --        (1,328)            --
   $.22 per share Common Stock                    --           --            --        (1,009)            --
   Exercise of stock options                      --           --             9            --            118
   Purchase of treasury stock                     --           --            --            --         (1,126)
   Savings and profit-sharing
    contribution                                  --           --            33            --            187
   Reissuance of treasury stock                   --           --            --            --              4
   Conversions of Class B Common Stock            43          (43)           --            --             --
   Net earnings for the year                      --           --            --        13,289             --
                                               -----       ------        ------       -------         ------
   BALANCES AT MAY 28, 1992                    3,508        4,384        15,666       106,675         (5,359)
   Cash dividends:
   $.23 per share Class B Common Stock            --           --            --        (1,203)            --
   $.26 per share Common Stock                    --           --            --        (1,525)            --
   Three-for-two stock split                   1,767        2,177        (3,944)           --             --
   Secondary stock offering                    1,755           --        32,856            --             --
   Exercise of stock options                      --           --          (226)           --            646
   Purchase of treasury stock                     --           --            --            --            (50)
   Savings and profit-sharing
    contribution                                  --           --           203            --            163
   Reissuance of treasury stock                   --           --             2            --              3
   Conversions of Class B Common Stock           239         (239)           --            --             --
   Net earnings for the year                      --           --            --        16,482             --
                                              ------       ------        ------       -------        -------
   BALANCES AT MAY 27, 1993                    7,269        6,322        44,557       120,429         (4,597)
   Cash dividends:
   $.25 per share Class B Common Stock            --           --            --        (1,609)            --
   $.28 per share Common Stock                    --           --            --        (1,872)            --
   Exercise of stock options                      --           --           (38)           --            389
   Purchase of treasury stock                     --           --            --            --           (148)
   Savings and profit-sharing
    contribution                                  --           --           224            --            160
   Reissuance of treasury stock                   --           --             2            --              1
   Conversions of Class B Common Stock            97          (97)           --            --             --
   Net earnings for the year                      --           --            --        22,829             --
                                             -------     --------      --------       -------         ------
   BALANCES AT MAY 26, 1994                   $7,366       $6,225       $44,745      $139,777        $(4,195)
                                             =======     ========      ========       =======        =======

   See accompanying notes.

   THE MARCUS CORPORATION

   CONSOLIDATED STATEMENTS OF CASH FLOWS

   THREE YEARS ENDED MAY 26, 1994

                                                May 26, 1994   May 27, 1993  May 28, 1992
                                                             (In Thousands)
   OPERATING ACTIVITIES
   Net earnings                                    $22,829       $16,482       $13,289
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
   Earnings on investments in joint ventures          (533)         (641)         (444)
   Loss (gain) on disposition of property and
    equipment                                       (1,539)          717           270
   Depreciation and amortization                    20,385        18,273        17,563
   Deferred income taxes                             1,643         1,580           671
   Deferred compensation and other                     901           211           359
   Contribution of Company stock to savings
    and profit-sharing plan                            384           366           220

   Changes in assets and liabilities, net of
    effects from purchase of joint ventures
    (Note 8):
   Accounts and notes receivable                      (862)         (166)         (635)
   Other current assets                             (1,375)          374           821
   Accounts payable                                  6,398          (363)        2,071
   Income taxes                                      2,535        (1,610)         (485)
   Taxes other than income taxes                       (12)        1,027           825
   Accrued compensation                               (106)         (734)         (139)
   Other accrued liabilities                         1,272         1,277        (1,353)
                                                   -------       -------       -------
   Total adjustments                                29,091        20,311        19,744
   Cumulative effect of change in accounting
    for income taxes (Note 6)                       (1,782)           --            --
                                                   -------       -------       -------
   Net cash provided by operating activities        50,138        36,793        33,033

   INVESTING ACTIVITIES
   Additions to property and equipment             (75,825)      (47,237)      (27,238)
   Proceeds from disposals of property and
    equipment                                        3,349         1,782         3,298
   Payment for purchase of interest in joint
    ventures, net of cash acquired                    (692)           --           (50)
   Net distributions from (investments in)
    joint ventures                                     841            --          (460)
   Loan to affiliated hotel                         (2,860)           --            --
   Increase in other assets                         (1,986)         (126)       (3,413)
   Cash received from (advanced to) joint
    ventures                                         2,389           (24)        3,064
                                                  --------       -------       -------
   Net cash used in investing activities           (74,784)      (45,605)      (24,799)

   FINANCING ACTIVITIES
   Debt transactions:
   Proceeds from issuance of long-term debt         64,650         3,695         6,771
   Principal payments on notes payable and
    long-term debt                                 (42,594)      (19,401)      (10,976)
   Equity transactions:
   Proceeds from secondary stock offering               --        34,611            --
   Treasury stock transactions, except for
    stock options                                     (145)          (45)       (1,122)
   Exercise of stock options                           351           420           127
   Cash dividends paid                              (3,481)       (2,728)       (2,337)
                                                    ------        ------        ------
   Net cash provided by (used in) financing
    activities                                      18,781        16,552        (7,537)
                                                    ------        ------        ------
   Net increase (decrease) in cash and cash
    equivalents                                     (5,865)        7,740           697
   Cash and cash equivalents at beginning of
    year                                            15,839         8,099         7,402
                                                    ------       -------        ------
   Cash and cash equivalents at end of year       $  9,974       $15,839      $  8,099
                                                   =======       =======       =======

   See accompanying notes.

                             THE MARCUS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 26, 1994


   1. Summary of Significant Accounting Policies

   Principles of Consolidation - The consolidated financial statements include the accounts of The Marcus Corporation and all of its subsidiaries (the Company). Investments in 50%-owned affiliates for which the Company has the ability to exercise significant influence are accounted for on the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

   Fiscal Year - The Company reports on a 52/53-week year ending the last Thursday of May.

   Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

   Inventories - Inventories, consisting principally of food and beverages, are stated at average cost or at first-in, first-out cost.

   Preopening Costs - Costs pertaining to new or remodeled motels and certain restaurant concepts are charged to operations over 12 months. Similar expenses incurred in connection with the opening and remodeling of theatres and all other restaurants are charged to operations at the time of opening. Costs incurred in connection with the opening of the Grand Geneva Resort have been capitalized and will be charged to operations over three years.

   Depreciation and Amortization - Depreciation and amortization of property and equipment, including capital leases, is provided using the straight-line method over the following estimated useful lives:

                                          Years

   Land improvements                    10    33
   Buildings and improvements           10    33
   Leasehold improvements                3    33
   Furniture, fixtures and equipment     3    15

   Net Earnings Per Share - Net earnings per share were computed based on the weighted average number of shares of Common Stock, Class B Common Stock and common stock equivalents (stock options) outstanding during the year.

   Capitalization of Interest - The Company capitalizes interest on borrowed funds during construction periods by adding such interest to the cost of property and equipment. Interest of approximately $726,000, $314,000 and $177,000 was capitalized in fiscal 1994, 1993 and 1992, respectively.

   2. Additional Balance Sheet Information

   The composition of accounts and notes receivable is as follows:

                                           May 26, 1994 May 27, 1993
                                                 (In Thousands)
   Trade receivables                           $2,720     $ 2,336
   Notes receivable                             1,603       2,011
   Other receivables                            2,036       1,150
                                               ------      ------
                                               $6,359      $5,497
                                               ======      ======

   The composition of property and equipment, which is stated at cost, is as follows:

                                           May 26, 1994 May 27, 1993
                                                 (In Thousands)
   Land and improvements                    $  49,618   $  41,919

   Buildings and improvements                 231,905     209,891
   Leasehold improvements                       7,565       8,150
   Furniture, fixtures and equipment          118,123     103,935
   Construction in progress                    37,302      13,174
                                              -------     -------
   Total property and equipment               444,513     377,069
   Less accumulated depreciation and
    amortization                              122,642     109,228
                                              -------     -------
                                             $321,871    $267,841
                                             ========    ========

   3. Long-Term Debt

   Long-term debt is summarized as follows:

                                           May 26, 1994 May 27, 1993
                                                 (In Thousands)
   Mortgage notes due to 2006              $  13,130     $32,889
   Senior notes, unsecured, due 2005 at
    10.22%                                    28,773      30,000
   Industrial Development Revenue Bonds due
    to 2006                                   10,135      14,903
   Unsecured term notes                       60,000          --
   Commercial paper                               --       8,606
   Revolving credit agreement                     --       3,100
                                             -------     -------
                                             112,038      89,498
   Less current maturities                     4,357      10,503
                                             -------     -------
                                            $107,681     $78,995
                                             =======     =======

   Substantially all of the mortgage notes, both fixed rate and adjustable, bear interest from 6% to 9% at May 26, 1994. Adjustable rate Industrial Development Revenue Bonds ($5,745,000 at May 26, 1994) bear interest at 76.5% of prime plus 1%, or are adjustable based on high quality tax-exempt obligation rates. The Company's remaining Industrial Development Revenue Bonds bear interest at approximately 8.8%.

   The mortgage notes and the Industrial Development Revenue Bonds are secured by land, buildings and equipment with a cost of approximately $33,580,000 and a net book value of $21,544,000 at May 26, 1994.

   The Company has three unsecured term notes outstanding, as follows:

                                                          May 26,
                                                            1994
                                                            (In
                                                         thousands)
   Note due May 31, 2004, with quarterly principal
   payments of $781,250 due beginning May 31, 1996.
   The variable interest rate is based on the LIBOR
   rate with an effective rate of 5.375% at May 26,
   1994.                                                   $25,000

   Note due February 1, 2001, with quarterly principal
   payments of $714,286 due beginning May 1, 1997. The
   variable interest rate is based on the LIBOR rate
   with an effective rate of 4.38% at May 26, 1994.         20,000

   Note due November 1, 2000, with quarterly principal
   payments of $750,000 due beginning January 1, 1996.
   The variable interest rate is based on the LIBOR
   rate with an effective rate of 4.6875% at May 26,
   1994.                                                    15,000
                                                            ------
                                                           $60,000
                                                            ======

   The Company issues commercial paper through an agreement with a bank. The agreement requires the Company to maintain unused bank lines of credit at least equal to the principal amount of its outstanding commercial paper. At May 26, 1994, the Company had $15,000,000 of unused credit lines available under various bank revolving credit agreements. There is an annual commitment fee of .25% of the unused portion of $10,000,000 of these commitments.

   Scheduled annual principal payments on long-term debt for the five years subsequent to May 26, 1994, are:

                  Fiscal Year          (In Thousands)

                      1995               $  4,357
                      1996                  8,559
                      1997                  9,566
                      1998                 15,710
                      1999                 11,890

   Interest paid, net of amounts capitalized, in 1994, 1993 and 1992 totaled $7,266,000, $7,277,000 and $9,205,000, respectively.

   The Company has entered into interest rate swap agreements on a notional amount aggregating $30,000,000. Two of the swap agreements covering $15,000,000 expire June 30, 1995, and require the Company to pay interest at defined variable rates (3.50% and 5.25%) and receive interest at defined fixed rates (4.13% and 4.57%). The remaining swap agreement covering $15,000,000 expires October 31, 2000, and requires the Company to pay interest at a defined fixed rate of 5.08% while receiving interest at a defined variable rate of LIBOR. The Company recorded expense related to these swap agreements in 1994 totaling $94,000. The accompanying consolidated balance sheet at May 26, 1994, does not reflect the fair market value of these swap agreements which totals approximately $680,000.

   4. Shareholders' Equity

   The Company's Board of Directors declared a three-for-two stock split, effected in the form of a 50% stock dividend, distributed on November 6, 1992, to all holders of Common and Class B Common Stock. All per share, weighted average shares outstanding and stock option data prior to November 6, 1992, have been adjusted to reflect this dividend.

   Shareholders may convert their shares of Class B Common Stock into shares of Common Stock at any time. Class B Common Stock shareholders are substantially restricted in their ability to transfer their Class B Common Stock. Holders of Common Stock are entitled to cash dividends per share equal to 110% of all dividends declared and paid on each share of the Class B Common Stock. Holders of Class B Common Stock are entitled to ten votes per share while holders of Common Stock are entitled to one vote per share on any matters brought before the shareholders of the Company. Liquidation rights are the same for both classes of stock.

   Shareholders have approved the issuance of up to 562,500 shares of Common Stock under stock option plans. The options generally become exercisable 40% after two years, 60% after three years and 80% after four years. The remaining options are exercisable four and one-half years after the date of the grant. At May 26, 1994, there were 147,255 shares available for grants under the plans.

   Transactions with respect to the Company's stock option plans for each of the three years in the period ended May 26, 1994, are summarized as follows:

                                    Price Range        Number of
                                                        Shares

   Outstanding at May 30, 1991    $  7.00 - $  9.67     226,500
   Exercised                      $  7.00 - $  9.67     (14,865)
   Canceled                       $  7.00 - $  9.67     (46,860)
                                                        -------
   Outstanding at May 28, 1992    $  7.00 - $  9.67     164,775
   Granted                                 $15.00       119,550
   Exercised                      $  7.00 - $  9.67     (64,080)
   Canceled                       $  7.00 - $  9.67      (7,080)
                                                        -------
   Outstanding at May 27, 1993    $  7.00 - $15.00      213,165
   Granted                        $ 20.75 - $27.00      140,850
   Exercised                      $  7.00 - $15.00      (32,085)
   Canceled                       $  7.00 - $15.00      (28,215)
                                                        -------
   Outstanding at May 26, 1994    $  7.00 - $27.00      293,715
                                                        =======
   Shares exercisable at
    May 26, 1994                  $  7.00 - $ 7.67       24,300
                                                        =======

   The Company's Board of Directors has approved the repurchase of up to 750,000 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options. The Company purchased 6,167; 3,451 and 100,535 shares pursuant to this plan during 1994, 1993 and 1992, respectively. At May 26, 1994, there were 236,538 shares available for repurchase under this authorization.

   The Company's loan agreements include, among other covenants, restrictions on retained earnings and maintenance of certain financial ratios. At May 26, 1994, retained earnings of approximately $56,107,000 were unrestricted.

   5. Employee Benefit Plans

   The Company has a qualified profit-sharing savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides for a contribution of a minimum of 1% of defined compensation for all plan participants and matching of 25% of employee contributions up to 6% of defined compensation. In addition, the Company may make additional discretionary contributions. The Company also operates unfunded nonqualified defined benefit and deferred compensation plans. Pension and profit-sharing expense for all plans was $1,138,000, $902,000 and $789,000 for 1994, 1993 and 1992, respectively.

   6. Income Taxes

   Income tax expense consists of the following:

                                              Year Ended
                                     May 26,    May 27,    May 28,
                                      1994       1993        1992
                                            (In Thousands)
   Currently payable:
   Federal, after jobs tax credits
    of $300,000, $250,000 and
    $350,000, respectively         $  9,470   $  7,068     $6,176
   State                              2,494      1,912      1,830
   Deferred                           1,643      1,580        671
                                     ------     ------      -----
                                    $13,607    $10,560     $8,677
                                     ======     ======     ======

   Effective May 28, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes
   (SFAS No. 109). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse.

   As of May 28, 1993, the Company recorded a tax benefit of $1,782,000, or $.14 per share, which amount represents the net change in its deferred income tax assets and liabilities at that date. Such amount has been reflected in the consolidated statement of earnings as the cumulative effect of change in accounting for income taxes.

   The components of the net deferred tax liability as of May 26, 1994, were as follows (in thousands):

   Deferred tax assets:
   Tax credit carryforwards             $     921
   Accrued employee benefits                  604
   Other accrued liabilities                  203
                                          -------
   Total deferred assets                    1,728
   Deferred tax liability -
   Depreciation and amortization           17,727
                                          -------
   Net deferred tax liability included
    in balance sheet                      $15,999
                                          =======

   Deferred income taxes in 1993 and 1992 also related principally to differences between financial and tax reporting of depreciation and amortization.

   A reconciliation of the statutory federal tax rate to the effective tax rate follows:

                                             Year ended
                                    May 26,    May 27,   May 28,
                                      1994       1993      1992

   Expected tax expense:             35.0%     34.0%      34.0%
   State income taxes, net of
    federal income tax benefit        5.3       5.3        5.2
   Jobs tax credits                   (.6)     (0.9)      (1.6)
   Other                              (.4)      0.7        1.9
                                    -----     -----      -----
                                     39.3%     39.1%      39.5%
                                    =====     =====     ======


   Income taxes paid in 1994, 1993 and 1992 totaled $9,445,000, $10,610,000 and $8,502,000, respectively.

   7. Commitments, License Rights and Contingencies

   Lease Commitments - The Company leases real estate under various noncancellable operating leases with an initial term greater than one year. Percentage rentals are based on the revenues at the specific rented property. Rent expense charged to operations under operating leases was as follows:

                                             Year ended
                                    May 26,    May 27,   May 28,
                                     1994       1993       1992
                                           (In Thousands)

   Fixed minimum rentals              $2,519    $2,208     $1,986
   Percentage rentals                  1,218     1,012      1,016
   Sublease rental income               (165)     (192)       (39)
                                      ------    ------     ------
                                      $3,572    $3,028     $2,963
                                      ======    ======     ======

   Payments to affiliated parties for operating lease obligations were approximately $390,000, $491,000 and $460,000 in 1994, 1993 and 1992,
   respectively.

   Aggregate minimum rental commitments at May 26, 1994, are as follows:

      Fiscal Year       Operating Leases
                         (In Thousands)
          1995               $  1,669
          1996                  1,450
          1997                  1,298
          1998                  1,089
          1999                  1,041
       After 1999              10,994
                               ------
                              $17,541
                              =======


   Included in the above commitments is $1,675,000 in minimum rental commitments to affiliated parties.

   Construction Commitments - The Company has commitments for the completion of construction at various properties totaling approximately $14,582,000 at May 26, 1994.

   License Rights - The Company owns the license rights in certain areas to operate a number of its restaurants and to sell products using the Applebee s, Big Boy, Original Gino s East of Chicago and Kentucky Fried Chicken trademarks. Under the terms of the licenses, the Company is obligated to pay fees based on defined gross sales. Three of these licenses also require the Company to pay an additional fee for each new location established.

   Contingencies - The Company is contingently liable for debt guarantees of joint ventures totaling approximately $6,958,000 at May 26, 1994.

   8. Joint Venture Transactions

   At May 26, 1994 and May 27, 1993, the Company held investments of $662,000 and $1,223,000, respectively, in various approximately 50%-owned affiliates (joint ventures) which are accounted for under the equity method. In fiscal 1992, the Company paid $50,000 (net of $750,000 cash acquired in the purchase) to acquire complete ownership of four previously partially owned joint ventures. In connection with the acquisitions (which were accounted for using the purchase method) and consolidation of joint ventures, the assets acquired and liabilities assumed were as follows:


                                            (In Thousands)
   Fair value of assets acquired             $15,354
   Net cash paid for joint ventures              (50)
                                              ------
   Liabilities assumed                       $15,304
                                             =======


   The Company has receivables from the joint ventures of $7,983,000 and $10,372,000 at May 26, 1994 and May 27, 1993, respectively. The Company earns interest on $7,373,000 and $9,702,000 of the receivables at approximately prime to prime plus 1.5%.

   Included in notes payable at May 26, 1994 and May 27, 1993, is $1,223,000 and $1,735,000, respectively, due to joint ventures in connection with cash advanced to the Company. The Company pays interest on the cash advances based on the 90-day certificate of deposit rates.

   9. Business Segment Information

   The Company operates principally in four business segments: Restaurants, Theatres, Hotels/Resorts and Motels. Prior to 1994, the Company reported in three business segments. However, due to the expansion of the hotel operations and the increasingly different operating characteristics of the hotel division from the motel division, the Company has commenced separate business segment reporting in 1994 for the hotel and motel divisions, resulting in four segments. All prior year segment information has been restated to reflect this change. Following is a summary of business segment information for 1992 through 1994:

                                                     Hotels/            Corporate
                              Restaurants  Theatres  Resorts   Motels     Items     Total
                                                    (In Thousands)
   1994
   Revenues                     $71,108    $51,389   $32,391 $ 88,973  $  2,454  $246,315
   Operating profit (loss)        2,203     12,378     2,611   25,971    (8,509)   34,654
   Depreciation and
    amortization                  3,112      2,519     3,030   11,246       478    20,385
   Assets                        51,896     47,244    45,787  182,174    34,505   361,606
   Capital expenditures           8,165      2,791    19,403   31,884    13,582    75,825

   1993
   Revenues                     $59,138    $43,880   $28,485 $ 80,596  $  1,919  $214,018
   Operating profit (loss)          723      9,660     2,116   23,775    (9,232)   27,042
   Depreciation and
    amortization                  2,503      2,463     2,572   10,224       511    18,273
   Assets                        46,282     36,898    24,041  166,193    36,041   309,455
   Capital expenditures          12,451      4,282     6,358   22,536     1,610    47,237

   1992
   Revenues                     $56,110    $42,959   $28,101 $ 74,575  $  2,552  $204,297
   Operating profit (loss)          434      9,130     1,830   19,874    (9,302)   21,966
   Depreciation and
    amortization                  2,426      2,497     2,819    9,150       671    17,563
   Assets                        35,800     35,994    21,747  154,578    26,275   274,394
   Capital expenditures           5,702      5,540       910   14,897       189    27,238


   Corporate items include amounts not allocable to the business segments. Corporate revenues consist principally of earnings on cash equivalents and operating profit includes earnings on cash equivalents less interest expense and general corporate expenses. Corporate assets primarily include cash and cash equivalents, notes receivable, receivables from joint ventures and land held for development.

   The 1992 results of operations for the Restaurants, Hotels/Resorts and Motels segments include 53 weeks. All other periods include 52 weeks.

   During 1994, the Company entered into contracts to manage two hotel properties. The Company also loaned $2,860,000 to one of these hotels which bears interest at the prime rate plus 1% and matures December 31, 2008.

                          Supplementary Quarterly Consolidated Financial Data
                        (Unaudited, dollars in thousands, except per share data)

                             12 Weeks Ended    12 Weeks Ended     12 Weeks Ended      16 Weeks Ended
        Fiscal 1994          August 19, 1993  November 11, 1993  February 3, 1994      May 26, 1994

    Revenues                      $64,746           $55,459            $51,753            $74,357

    Gross profit                   31,280            25,587             21,206             32,398

    Net earnings                    9,577             4,494              2,223              6,535

    Net earnings
      per share                 $    0.73         $    0.34          $    0.17          $    0.50


                             12 Weeks Ended    12 Weeks Ended     12 Weeks Ended      16 Weeks Ended
        Fiscal 1993         August 20, 1992   November 12, 1992   February 4, 1993      May 27, 1993

    Revenues                      $54,063           $47,299            $46,312            $66,344

    Gross profit                   26,234            22,052             18,666             29,176

    Net earnings                    5,808             3,525              1,620              5,529

    Net earnings
      per share                 $    0.51         $    0.31          $    0.14          $    0.44


   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

             Not applicable.

                                    PART III

   Item 10.  Directors and Executive Officers of the Company.

             The information required by this item with respect to directors is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled "Election of Directors" in the Proxy Statement. The required information with respect to executive officers appears at the end of Part I of this Form 10-K.

   Item 11.  Executive Compensation.

             The information required by this item is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled "Executive Compensation" in the Proxy Statement.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management.

             The information required by this item is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled "Stock Ownership of Management and Others" in the Proxy Statement.

   Item 13.  Certain Relationships and Related Transactions.

             The information required by this item, to the extent applicable, is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled "Certain Transactions" in the Proxy Statement.

                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.


        (a) The following documents are filed, and incorporated by reference herein, as a part of this report:

                                                         Form 10-K Page
                                                            Reference

    1.   Financial Statement Schedules.

       Independent Auditors' Report - Ernst & Young            N/A
         LLP (incorporated by reference from
         Exhibit 23.1)

       Schedule II - Amounts Receivable from                   F-1
         Related Parties and Underwriters,
         Promoters and Employees other than
         Related Parties

       Schedule V - Property, Plant and Equipment              F-2

       Schedule VI - Accumulated Depreciation and              F-3
         Amortization of Property, Plant and
         Equipment

       Schedule IX - Short-Term Borrowings                     F-4

       Schedule X - Supplementary Income                       F-5
         Statement Information

        All other schedules are omitted because they are inapplicable, not required under the instructions or the financial information is included in the consolidated financial statements or notes thereto.

   2.   Exhibits and Reports on Form 8-K.

        (a) The exhibits filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.*

        (b) No reports on Form 8-K were required to be filed by the Company during the fourth quarter of fiscal 1994.

   __________________

   * Exhibits to this Form 10-K will be furnished to shareholders upon advance payment of a fee of $0.20 per page, plus mailing expenses. Requests for copies should be addressed to Thomas F. Kissinger, Secretary, The Marcus Corporation, 250 East Wisconsin Avenue, Suite 1700, Milwaukee, Wisconsin 53202.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE MARCUS CORPORATION


   Date:  August 24, 1994             By: /s/ Stephen H. Marcus
                                         Stephen H. Marcus,
                                         Chairman of the Board and President

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities as of the date indicated above.

    By:  /s/ Stephen H. Marcus      By:  /s/ George R. Slater
         Stephen H. Marcus,              George R. Slater, Director
         Chairman of the Board
         and President (Chief
         Executive Officer)


    By:  /s/ Kenneth A. MacKenzie   By:  /s/ Lee Sherman Dreyfus
         Kenneth A. MacKenzie,           Lee Sherman Dreyfus, Director
         Treasurer and Controller
         (Chief Financial
         and Accounting Officer)


    By:  /s/ Ben Marcus             By:  /s/ Daniel F. McKeithan, Jr.
         Ben Marcus, Director            Daniel F. McKeithan, Jr.,
                                         Director


    By:  /s/ John L. Murray         By:  /s/ Diane Marcus Gershowitz
         John L. Murray, Director        Diane Marcus Gershowitz,
                                         Director

         THE MARCUS CORPORATION - FORM 10-K FOR YEAR-ENDED MAY 26, 1994
              SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES
                    AND UNDERWRITERS, PROMOTERS AND EMPLOYEES
                           OTHER THAN RELATED PARTIES
                         THREE YEARS ENDED MAY 26, 1994

                             (Dollars in thousands)



                          Balance at                                            Balance at
                           Beginning                  Amounts       Amounts       End of
       Name of Debtor       of Year      Additions   Collected    Written Off      Year
            1992

    Dave Lucas (1)             $163         $ 30        $ 13            --          $180

    Michael Kominsky            103           --           2            --           101

    Richard Slayton             203           30          27            --           207
                              -----        -----       -----                       -----
      Total                    $469         $ 60        $ 42            --          $488
                               ====         ====        ====                        ====
            1993

    Dave Lucas (1)             $180         $ 30        $ 87            --          $123

    Michael Kominski            101           --         101            --            --

    Richard Slayton             207           30          89            --           148

    Daniel Kite (2)              --          298          --            --           298
                              -----        -----        ----          ----         -----
      Total                    $488         $358        $277            --          $569
                               ====         ====        ====          ====          ====

            1994

    Dave Lucas (1)             $123        $  30       $  23            --          $130

    Michael Kominsky            148           --         148            --            --

    Daniel Kite (2)             298           --          --            --           298
                              -----        -----       -----          ----         -----
      Total                    $569          $30        $171           $--          $428
                               ====         ====        ====           ===          ====

   _____________________

   (1)  Amounts receivable are due on demand.  Interest rate is prime.

   (2)  Amounts receivable are due on demand from a partnership in which Mr. Kite is a general partner.  Interest rate is prime plus 1/2%.  Secured by mortgage on real property.

         THE MARCUS CORPORATION - FORM 10-K FOR YEAR-ENDED MAY 26, 1994
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                         THREE YEARS ENDED MAY 26, 1994

                             (Dollars in thousands)

                                                                                            Furniture,
                                         Land Held    Buildings    Capital                   Fixtures   Construction
                            Land and        for          and       Leases-     Leasehold       and           in
                          Improvements  Development Improvements  Buildings  Improvements   Equipment     Progress       Total

    BALANCE, MAY 30,
     1991                   $28,975      $ 2,484     $176,882    $ 4,122       $ 8,456     $ 91,680      $  2,043    $314,642

     Additions at cost        2,117          ---       11,391        ---           899       10,933         1,898      27,238
     Additions, through
      acquisition of
      joint ventures          2,898          ---        8,565        ---           ---        3,070           ---      14,533
     Retirements               (486)         ---       (3,067)       ---          (892)      (8,239)         (200)    (12,884)
     Reclassifications        2,484      ( 2,484)       1,572        ---          (391)         657        (1,838)        ---
                            -------     --------     --------   --------       -------     --------      --------    --------
    BALANCE, MAY 28,
     1992                    35,988          ---      195,343      4,122         8,072       98,101         1,903     343,529

     Additions at cost        6,147          ---       12,529        ---         1,697       13,949        12,915      47,237
     Retirements               (216)         ---       (1,391)    (1,223)       (1,698)      (9,169)          ---     (13,697)
     Reclassifications          ---          ---        3,253     (2,742)           79        1,054        (1,644)        ---
                            -------     --------    ---------   --------      --------     --------     ---------   ---------
    BALANCE, MAY 27,
     1993                    41,919          ---      209,734        157         8,150      103,935        13,174     377,069

     Additions at cost        7,854          ---       17,942        ---           901       13,616        35,512      75,825
     Retirements               (808)         ---       (1,003)      (157)         (607)      (5,790)          (16)     (8,381)
     Reclassifications          653          ---        5,232        ---          (879)       6,362       (11,368)        ---
                           --------    ---------    ---------  ---------     ---------    ---------     ---------  ----------
    BALANCE, MAY 26,
     1994                   $49,618     $    ---     $231,905   $    ---       $ 7,565     $118,123       $37,302    $444,513
                           ========    =========   ==========  =========     =========    =========     =========  ==========

         THE MARCUS CORPORATION - FORM 10-K FOR YEAR-ENDED MAY 26, 1994
             SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                         THREE YEARS ENDED MAY 26, 1994

                             (Dollars in thousands)

                                Buildings     Capital                    Furniture,
                                   and       Leases -     Leasehold     Fixtures and
                               Improvements  Buildings  Improvements     Equipment        Total

    BALANCE, MAY 30, 1991        $43,859    $ 1,788        $ 3,619         $44,831      $ 94,097

     Additions charged to
      costs and expenses           6,966        125            462           9,924        17,477
     Reclassifications              (201)       ---            201             ---           ---
     Retirements                  (1,874)       ---           (729)         (6,713)       (9,316)
                                 -------   --------          -----          ------       -------

    BALANCE, MAY 28, 1992         48,750      1,913          3,553          48,042       102,258

     Additions charged to
      costs and expenses           7,129         50            441          10,548        18,168
     Reclassifications                49        ---             (4)            (45)          ---
     Retirements                    (228)    (1,807)          (789)         (8,374)      (11,198)
                                 -------    -------         ------         -------       -------

    BALANCE, MAY 31, 1993         55,700        156          3,201          50,171       109,228

     Additions charged to
      costs and expenses           7,828        ---            695          11,759        20,282
     Reclassifications              (682)       ---            881            (199)          ---
     Retirements                     ---       (156)          (221)         (6,491)       (6,868)
                                 -------   --------        -------        --------      --------

    BALANCE, MAY 26, 1994        $62,846   $    ---        $ 4,556         $55,240      $122,642
                                 =======   ========        =======         =======      ========

         THE MARCUS CORPORATION - FORM 10-K FOR YEAR-ENDED MAY 26, 1994
                       SCHEDULE IX - SHORT-TERM BORROWINGS
                         THREE YEARS ENDED MAY 26, 1994

                             (Dollars in thousands)
                                 Balance           Weighted       Maximum Amount       Average Amount        Weighted Average
    Payable to Holders of        at End of          Average     Outstanding During   Outstanding During     Interest Rate During
    Short-Term Borrowings         Period         Interest Rate      the Period            the Period            the Period(B)

    MAY 26, 1994:                ---                  ---             $10,838            $ 2,494(A)                   3.5%
     Commercial paper

    MAY 27, 1993:
     Commercial paper         $8,606(C)              3.4%             $16,526             $8,111(A)                   3.8%

    MAY 28, 1992:
     Commercial paper        $16,526(C)              4.3%             $16,526             $7,920(A)                   5.2%
     Revolving credit
     agreements                  --                    --               6,000              4,418(D)                   6.8%

    _______________

    (A) Average amount outstanding during the period is computed by dividing the total of the daily outstanding principal balance by 365.

    (B) Weighted average interest rate for the year is computed by dividing the actual short-term interest expense by the average short-term debt outstanding during the period prorated for the period outstanding.

    (C) The Company has the ability to replace commercial paper borrowings and the revolving credit agreements with borrowings under a long-term revolving credit agreement.  Accordingly, the Company has classified the outstanding commercial paper and revolving credit agreement borrowings as long-term debt.

    (D) Average amount outstanding during the period is computed by dividing the total of the daily outstanding principal balance by 96 (beginning of the fiscal year through final payment on the revolving credit agreement on September 3,
        1991).

     THE MARCUS CORPORATION - FORM 10-K FOR YEAR-ENDED MAY 26, 1994
               SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT
                   INFORMATION THREE YEARS ENDED MAY 26, 1994

                         (Dollars in thousands)


                                      1994        1993       1992

    Maintenance and repairs        $10,980      $9,884     $8,804
    Taxes, other than payroll and
       income taxes                  8,570       8,067      7,690

    Advertising costs               13,172      11,037     10,344


   Amounts for amortization of intangible assets and royalties are not presented as such amounts are less than 1% of revenues.

                                  EXHIBIT INDEX

                                                       Sequential Page No.

   3.1      Articles of Incorporation.  [Incorporated          N/A
            by reference to Exhibit 3.1 to the
            Company's Form S-3 Registration Statement
            (No. 33-57468).]

   3.2      Bylaws.                                             53

   4        Senior Note Purchase Agreement dated               N/A
            May 31, 1990 between the Company and The
            Northwestern Mutual Life Insurance Company.
            [Incorporated by reference to Exhibit 4 to the Company's Annual Report on From 10-K for the fiscal year ended May 31, 1990.]

   4.1      Other than as set forth in Exhibit (4), the        N/A
            Company has numerous instruments which
            define the rights of holders of long-term debt. These instruments, primarily promissory notes, have arisen from the purchase of operating properties in the ordinary course of business. These instruments are not being filed with this Annual Report on Form 10-K in reliance upon
            Item 601(b)(4)(iii) of Regulation S-K.
            Copies of these instruments will be
            furnished to the Securities and Exchange
            Commission upon request.

   10.1     Franchise Contract dated August 29, 1958           N/A
            between Big Boy Franchises, Inc. and Marc's
            Big Boy Corporation.  [Incorporated by
            reference to Exhibit 13.5 to the Company's
            Registration Statement on Form S-1 (Reg.
            No. 2-45091).]

   10.2     Franchise Contract dated November 20, 1959         N/A
            between Big Boy Franchises, Inc. and Marc's
            Big Boy Corporation.  [Incorporated by
            reference to Exhibit 13.6 to the Company's
            Registration Statement on Form S-1 (Reg.
            No. 2-45091).]

   10.3     Franchise Contract dated November 20, 1959         N/A
            between Big Boy Franchises, Inc. and Marc's
            Big Boy Corporation.  [Incorporated by
            reference to Exhibit 13.7 to the Company's
            Registration Statement on Form S-1 (Reg.
            No. 2-45091).]

   10.4     The Company is the guarantor and/or obligor        N/A
            under various loan agreements in connection with operating properties (primarily
            Budgetel Inns) which were financed through the issuance of industrial development bonds. These loan agreements and the additional documentation relating to these projects are not being filed with this Annual Report on Form 10-K in reliance upon
            Item 601(b)(4)(iii) of Regulation S-K.
            Copies of these documents will be furnished to the Securities and Exchange Commission upon request.

   *10.5    1987 Stock Option Plan.  [Incorporated by          N/A
            reference to Exhibit A to the Company's
            Proxy Statement for its Annual Meeting of
            Shareholders held on September 29, 1987.]

   *10.6    Form of Incentive Stock Option Agreement           N/A
            used in connection with 1987 stock option plan. [Incorporated by reference to
            Exhibit 4.3 to the Company's Registration
            Statement on Form S-8 (Reg. No. 33-21060).]

   *10.7    Form of Nonstatutory Stock Option Agreement        N/A
            used in connection with 1987 Stock Option
            Plan.  [Incorporated by reference to
            Exhibit 4.4 to the Company's Registration
            Statement on Form S-8 (Reg. No. 33-21060).]

   10.8     Form of Addendum dated March 6, 1985 to Big        N/A
            Boy Franchise Contracts listed as Exhibits
            10.2, 10.3 and 10.4 between the Company and Marriott Corporation. [Incorporated by reference to Exhibit 10.10 to the Company's
            Annual Report on Form 10-K for the fiscal year ended May 29, 1986.]

   10.9     Comprehensive Image Enhancement Agreement          N/A
            dated October 12, 1988 between the Company and KFC Corporation. [Incorporated by reference to Exhibit 10.11 to the Company's
            Annual Report on Form 10-K for the fiscal year ended May 25, 1989.]

   10.10    Form of individual Kentucky Fried Chicken          N/A
            franchise agreement between the Company and KFC Corporation. [Incorporated by reference to Exhibit 10.12 to the Company's
            Annual Report on Form 10-K for the fiscal year ended May 25, 1989.]

   10.11    Standard Form - Applebee's Neighborhood             76
            Grill & Bar Development Agreement for
            Chicago, Illinois A.D.I. dated April 8,
            1994 between Marcus Restaurants, Inc. and
            Applebee's International, Inc.

   10.12    Standard Form - Applebee's Neighborhood            N/A
            Grill & Bar Development Agreement for
            Milwaukee, Wisconsin, Madison, Wisconsin,
            La Crosse-Eau Claire, Wisconsin,
            Wausau-Rhinelander, Wisconsin and Green
            Bay-Appleton, Wisconsin A.D.I.s dated
            December 29, 1989 between Marcus
            Restaurants, Inc. and Applebee's
            International, Inc.  [Incorporated by
            reference to Exhibit 10.14 to the Company's
            Annual Report on Form 10-K for the fiscal year ended May 31, 1990.]

   10.13    Amendment to Applebee's Neighborhood Grill         N/A
            & Bar Development Agreement for Milwaukee,
            Madison, LaCrosse-Eau Claire, Wausau-
            Rhinelander and Green Bay-Appleton,
            Wisconsin A.D.I.s dated April 8, 1993
            between Marcus Restaurants, Inc. and
            Applebee's International, Inc.
            [Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K Annual Report for the year ended May 27, 1993.]

   10.14    Area Development Agreement dated September         N/A
            27, 1993 between Gino's East Restaurant
            Corp. and Marcus Restaurants, Inc. for the
            State of Wisconsin Development Area.
            [Incorporated by reference to Exhibit 10.16 to the Company's Form 10-Q/A for its fiscal quarter ended August 19, 1993.] [Marcus
            Restaurants, Inc. is a party to Area
            Development Agreements dated September 27,
            1993 with Gino's East Restaurant Corp. for the State of Iowa Development Area and
            State of Minnesota Development Area,
            respectively, each of which Area
            Development Agreements are substantially identical in all material respects with the Area Development Agreement incorporated by reference herein, except with respect to the designated market area and applicable restaurant development schedules. Such other Area Development Agreements are not being filed or incorporated by reference herein, but a copy thereof will be provided to the Commission upon request.]

   10.15    Master Development Agreement dated                 N/A
            September 27, 1993 between Gino's East
            Restaurant Corp. and Marcus Restaurants,
            Inc.  [Incorporated by reference to Exhibit
            10.17 to the Company's Form 10-Q/A for its fiscal quarter ended August 19, 1993.]

   10.16    Form of Gino's East Restaurant Corp.               N/A
            Franchise Agreement between Gino's East
            Restaurant Corp. and Marcus Restaurants,
            Inc.  [Incorporated by reference to Exhibit
            10.18 to the Company's Form 10-Q/A for its fiscal quarter ended August 19, 1993.]

   21       Subsidiaries of the Company as of May 26,          186
            1994.

   23.1     Consent of Ernst & Young LLP.                      188

   99       Proxy Statement for Annual Meeting of              N/A
            Shareholders scheduled to be held on
            September 30, 1994. (To be filed with the Securities and Exchange Commission under
            Regulation 14A within 120 days of May 26,
            1994 and, upon such filing, to be hereby incorporated by reference herein to the extent indicated).

    _________

          * This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this
                    form pursuant to Item 14(c) of Form 10-K.

                              ____________________