Form 10-Q
period 1994-08-18
MARCUS CORP
filed 1994-10-03
CIK 62234

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 18, 1994

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________to_______________

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

   Yes   X        No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK OUTSTANDING AT SEPTEMBER 30, 1994 - 6,921,108
   CLASS B COMMON STOCK OUTSTANDING AT SEPTEMBER 30, 1994 - 6,113,209

                             THE MARCUS CORPORATION

                                      INDEX


   PART I - FINANCIAL INFORMATION                                PAGE NO.

     Item 1. Consolidated Financial Statements:

             Balance Sheets
             (August 18, 1994 and May 26, 1994)                     3-4

             Statements of Earnings
             (Twelve weeks ended August 18, 1994
             and August 19, 1993)                                     5

             Statements of Cash Flows
             (Twelve weeks ended August 18, 1994
             and August 19, 1993)                                     6

             Condensed Notes to Financial Statements                  7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations         8-10

   PART II - OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                         11

       PART I - Financial Information

       Item 1. Financial Statements


   THE MARCUS CORPORATION
   Consolidated Balance Sheets
                                                  August 18,     May 26,

   ASSETS                                            1994          1994
   ------------------------------------------------------------------------
    CURRENT ASSETS:                               (unaudited)
      Cash and cash equivalents                 $  7,490,000  $  9,974,000
      Accounts and notes receivable                6,272,000     6,359,000
      Receivables from joint ventures              6,801,000     7,983,000
      Other current assets                         2,578,000     3,049,000
                                                 ------------  ------------
           Total current assets                   23,141,000    27,365,000
                                                 ------------  ------------
    PROPERTY AND EQUIPMENT:
      Land and improvements                       50,713,000    49,618,000
      Buildings and improvements                 257,221,000   231,905,000
      Leasehold improvements                      11,036,000     7,565,000
      Furniture, fixtures and equipment          136,928,000   118,123,000
      Construction in progress                     7,278,000    37,302,000
                                                 ------------  ------------
      Total property and equipment               463,176,000   444,513,000
      Less accumulated depreciation
        and amortization                         127,323,000   122,642,000
                                                 ------------  ------------
           Net property and equipment            335,853,000   321,871,000
                                                 ------------  ------------
    OTHER ASSETS:
      Investment in and advances to
        joint ventures                               627,000       662,000
      Other                                       11,171,000    11,708,000
                                                 ------------  ------------
           Total other assets                     11,798,000    12,370,000
                                                 ------------  ------------
            TOTAL ASSETS                         $370,792,000  $361,606,000
                                                 ============  ============

         See accompanying notes to consolidated financial statements

   THE MARCUS CORPORATION
   Consolidated Balance Sheets

                                                  August 18,     May 26,
   LIABILITIES AND SHAREHOLDERS' EQUITY              1994          1994
   ------------------------------------------------------------------------
   CURRENT LIABILITIES:                          (unaudited)
      Notes payable                             $  4,212,000  $  4,533,000

      Accounts payable                            12,814,000    13,248,000
      Income taxes                                 7,978,000     2,796,000
      Taxes other than income taxes                8,006,000     7,307,000
      Accrued compensation                         1,610,000     1,448,000
      Other accrued liabilities                    6,027,000     6,978,000
      Current maturities on long-term debt         4,357,000     4,357,000
                                                 ------------  ------------
           Total current liabilities              45,004,000    40,667,000
                                                 ------------  ------------
   LONG-TERM DEBT                                107,324,000   107,681,000
                                                 ------------  ------------
   DEFERRED INCOME TAXES                          16,156,000    15,999,000
                                                 ------------  ------------
   DEFERRED COMPENSATION AND OTHER                 3,523,000     3,341,000
                                                 ------------  ------------
   SHAREHOLDERS' EQUITY
      Preferred Stock, $1 par; authorized
        1,000,000 shares; none issued
      Common Stock, $1 par; authorized
        20,000,000 shares; issued 7,365,427
        shares at August 18, 1994,
        7,365,987 shares at May 26, 1994           7,367,000     7,366,000
      Class B Common Stock, $1 par;
        authorized 9,000,000 shares;
        issued 6,223,893 shares at
        August 18, 1994, 6,225,333
        shares at May 26, 1994                     6,224,000     6,225,000
      Capital in excess of par                    44,736,000    44,745,000
      Retained earnings                          144,628,000   139,777,000
                                                 ------------  ------------
                                                 202,955,000   198,113,000
      Less cost of treasury stock
         Common stock - 558,233 shares
         at August 18, 1994 and 559,608
         shares at May 26, 1994                    4,170,000     4,195,000
                                                 ------------  ------------
           Total shareholders' equity            198,785,000   193,918,000
                                                 ------------  ------------
           TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY               $370,792,000  $361,606,000
                                                 ============  ============

       See accompanying notes to consolidated financial statements

   THE MARCUS CORPORATION
   Consolidated Statements of Earnings
               (unaudited)
                                                      12 Weeks Ended
                                            ---------------    ---------------
                                            August 18, 1994    August 19, 1993
                                            ---------------    ---------------
   Revenues:
    Food and beverage                          $ 23,337,000     $ 19,219,000
    Rooms and telephone                          31,706,000       25,993,000
    Theatre operations                           17,438,000       16,372,000
    Other income                                  4,369,000        3,162,000
                                              --------------    -------------
                                                 76,850,000       64,746,000
                                              --------------    -------------
   Costs and Expenses:
    Food and beverage                            17,471,000       14,426,000
    Rooms and telephone                          10,603,000        8,772,000
    Theatre operations                           10,221,000        9,666,000
    Administration and selling                   10,354,000        8,524,000
    Depreciation and amortization                 5,198,000        4,472,000
    Rent                                          1,361,000        1,504,000
    Property taxes                                2,263,000        1,980,000
    Other costs and expenses                      1,707,000          602,000
    Interest                                      2,210,000        1,584,000
                                              --------------    -------------
                                                 61,388,000       51,530,000
                                              --------------    -------------
   Earnings before income taxes and change
       in accounting principle                   15,462,000       13,216,000
   Income Taxes                                   6,372,000        5,421,000
                                              --------------    -------------
   Earnings before change in accounting
       principle                                  9,090,000        7,795,000
   Cumulative effect of change in accounting
       principle                                     -             1,782,000
                                              --------------    -------------
   Net Earnings                                $  9,090,000     $  9,577,000
                                              ==============    =============
   Net Earnings per weighted average share
    of Common Stock and Class B Common Stock
     Earnings before accounting principle
      change                                          $0.69            $0.60
     Cumulative effect of change in accounting
       principle                                        -               0.13

                                                ------------    -------------
     Net earnings                                     $0.69            $0.73
                                                ============    =============
    Weighted average shares outstanding           13,150,000       13,097,000
    Dividends per Share
      Common Stock                                    $0.34            $0.28
      Class B Common Stock                            $0.31            $0.25


     See accompanying notes to consolidated financial statements

    THE MARCUS CORPORATION
    Consolidated Statements of Cash Flows

    For the Twelve Weeks Ended                      August 18,    August 19,
           (unaudited)                                 1994          1993
                                                   ------------  ------------

    CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                 $  9,090,000  $  9,577,000
     Adjustments to reconcile net earnings to
      cash provided by operating activities:
       Earnings on investments in joint ventures      (118,000)     (203,000)
       (Gain) loss on disposals of property
          and equip.                                     8,000        (4,000)
       Depreciation and amortization                 5,198,000     4,472,000
       Effect of change in accounting principle              0    (1,782,000)
       Deferred tax provision                          157,000       151,000
       Deferred compensation and other                 182,000       205,000
     Changes in assets and liabilities:
       Accounts and notes receivable                 1,269,000    (1,792,000)
       Other current assets                            471,000    (1,478,000)
       Accounts and notes payable                     (755,000)    1,528,000
       Income taxes                                  5,182,000     4,570,000
       Taxes other than income taxes                   699,000       168,000
       Accrued compensation                            162,000       921,000
       Other accrued liabilities                      (951,000)     (549,000)
                                                   ------------  ------------
     Cash provided by operating activities          20,594,000    15,784,000
                                                   ------------  ------------
    CASH FLOW FROM INVESTING ACTIVITIES:
     Additions to property and equipment           (19,580,000)  (17,504,000)
     Proceeds from disposals of property and
         equip                                         392,000       504,000
     Investments in joint ventures                    (143,000)     (495,000)
     Decrease in other assets                          537,000     2,855,000
     Cash received from joint ventures                 296,000       922,000
                                                   ------------  ------------
     Cash used in investing activities             (18,498,000)  (13,718,000)
                                                   ------------  ------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
    Debt transactions:
       Proceeds from issuance of long-term debt      2,545,000             0
       Principal payments on long-term debt         (2,902,000)   (6,572,000)
     Equity transactions:
       Treasury stock transactions (except for
        stock options)                                  (1,000)     (105,000)
       Exercise of stock options                        17,000       241,000
       Cash dividend paid                           (4,239,000)   (3,481,000)
                                                   ------------  ------------
     Cash used in financing activities              (4,580,000)   (9,917,000)
                                                   ------------  ------------
    CASH AND CASH EQUIVALENTS;
     Net decrease during period                     (2,484,000)   (7,851,000)
     Beginning balance                               9,974,000    15,839,000
                                                   ------------  ------------
     Ending balance                               $  7,490,000  $  7,988,000
                                                   ============  ============


        See accompanying notes to consolidated financial statements

                             THE MARCUS CORPORATION
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                   FOR THE TWELVE WEEKS ENDED AUGUST 18, 1994
                                   (Unaudited)

   A. Refer to the Company's audited financial statements (including footnotes) for the year ended May 26, 1994, contained in the Company's Form 10-K Annual Report for such year, for a description of the Company's accounting policies.

   B. The consolidated financial statements for the twelve weeks ended August 18, 1994 and August 19, 1993, have been prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at August 18, 1994, and for all periods presented have been made.

   C. In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which became effective for fiscal years beginning after December 15, 1992. The Company adopted this standard on a prospective basis effective August 19, 1993. The adoption resulted in additional income of $1,782,000.

                             THE MARCUS CORPORATION

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

   RESULTS OF OPERATIONS

   General

        The Company reports its results of operations on a 52-or 53-week fiscal year which ends on the last Thursday in May. Each fiscal year is divided into three 12-week quarters and a final quarter consisting of 16 or 17 weeks. The final quarter of fiscal 1995 will consist of 16 weeks for all four of the Company's business segments; the same was true for fiscal 1994.

        Revenues for the first quarter of fiscal 1995, ended August 18, 1994, totaled $76.9 million dollars, an increase of $12.1 million, or 18.7% over the first quarter of fiscal 1994. Net earnings were $9.1 million for the first quarter of fiscal 1995, compared to $9.6 million for the same period in the prior year. Earnings per share were $0.69 for fiscal 1995, compared to $0.73 for the first quarter of fiscal 1994. However, net earnings for the first quarter of fiscal 1994 included an extraordinary gain of $1.8 million, or $0.13 per share, resulting from the Company's adoption of SFAS 109 "Accounting for Income Taxes." Excluding the impact on fiscal 1994 earnings of the one-time gain from the accounting change, net earnings for the first quarter of fiscal 1995 rose 16.6% and earnings per share increased 15.0% compared to the prior year's first quarter.

   Motels

        Total revenues for the first quarter of fiscal 1995 for the motel division were $26.1 million, an increase of $3.9 million, or 17.4%, compared to the same period in fiscal 1994. The motel division's operating profits for the fiscal 1995 first quarter totaled $6.6 million, an increase of $1.6 million, or 32.7%, over the division's same period fiscal 1994 operating profits.

        Occupancy and average daily room rates continued to increase at the Company's motels during the first quarter of fiscal 1995 as the Company benefitted from a strong summer travel season. Additionally, compared to the first quarter of fiscal 1994, there were two new Woodfield Suites and two new Budgetel Inns in operation during the fiscal 1995 first quarter. These new facilities contributed additional revenues of $1,467,000 to the division's fiscal 1995 first quarter revenues.

   Theatres

        The theatre division's first quarter fiscal 1995 revenues were $17.5 million, an increase of $1.1 million, or 6.6%, over the same period in fiscal 1994. Operating profits for the first quarter in fiscal 1995 were $4.2 million, an increase of $297,000, or 7.6%, over the same prior year period.

        Total box office receipts for the fiscal 1995 first quarter were $12.6 million, an increase of $782,000, or 6.6%, from the same period in the prior year. This increase was attributable principally to increased attendance generated by the unexpected record summer of outstanding quality motion pictures and from the Gurnee Mills 10-plex, which was not yet open in the first quarter of fiscal 1994. Twelve films over the summer, including The Lion King and Forrest Gump, reached "blockbuster" status--nationally grossing over $100 million. There were 189 screens in operation during the fiscal 1995 first quarter versus 181 in the prior year. Average ticket prices also increased 3.9% during the 1995 period from the prior year.

        Vending revenues for the first quarter in fiscal 1995 were $4.7 million, an increase of $275,000, or 6.2%, over the prior year, due to the increase in theatre attendance and the 3.7% increase in average concession sales per person between the comparable periods.

   Hotels and Resort

        Total revenues from the hotel and resort division during the first quarter of fiscal 1995 increased by $4.5 million, or 51.9%, to $13.3 million, over the previous year's comparable period. Operating profits increased by $177,000, or 11.0%, to $1.8 million, compared to the prior fiscal year's first quarter, despite continued start-up costs experienced at the Grand Geneva Resort & Spa. Increased occupancy rates and average room rates at the Company's three continuing hotels were the principal factors contributing to the division's increased revenues for the fiscal 1995 period. The remainder of the division's increase in revenues for the quarter was attributable principally to the receipt of management fees from the Company's two newly managed hotels, which were not under management for the same prior year period.

   Restaurants

        Restaurant division revenues totaled $19.3 million for the fiscal 1995 first quarter, an increase of $2.7 million, or 15.9%, from the same period in fiscal 1994. The revenue increase was due almost entirely to increasing customer counts and average check amounts at the Company's continuing Applebee's and KFC restaurants and the Company's newly opened Applebee's. The Company opened three new Applebee's during the quarter, increasing its total to 16 units. The Company's other restaurant concepts experienced flat or negative trends in revenues during the quarter compared to the prior year's first quarter. The division's operating profits for the fiscal 1995 period were $827,000, an increase of $301,000, or 57.3%, from the prior year.

        Subsequent to the quarter's end, the Company announced its intended disposition of the Marc's Cafe and Coffee Mill, Big Boy and Big Boy Express restaurant concepts. The anticipated disposition of these 18 restaurants is expected to result in a reduction of $21 million in annualized revenues, but is not expected to have an adverse impact on the
   division's operating results.   The closings of these dispositions are
   expected to occur later during the fiscal year.

   FINANCIAL CONDITION

        Net cash provided from operations increased by $4.8 million during the first quarter of fiscal 1995 to $20.6 million, compared to the prior year's first quarter. The increase resulted principally from increased comparable earnings prior to the 1994 non-cash accounting change, a decrease in accounts receivable and other current assets, and increased depreciation and tax expense.

        Cash used for investing activities increased to $18.5 million from $13.7 million in the fiscal 1994 first quarter, primarily as a result of capital expenditures to support the Company's continuing expansion program. The most significant amount of capital spent by the Company during the quarter was on the continued renovation of the Grand Geneva Resort & Spa.

        Cash used in financing activities decreased to $4.6 million in the first quarter of fiscal 1995, compared to $9.9 million in the first quarter of fiscal 1994. During the 1995 fiscal first quarter, the Company paid $4.2 million in dividends to shareholders, made debt principal payments of $2.9 million and issued $2.5 million of long-term debt.

        At August 18, 1994, the Company's current ratio was .51, compared to .67 at the end of fiscal 1994. Given the cash nature of the Company's various businesses and the availability to the Company of $15 million in unused credit lines as of the end of the quarter, the Company believes that the cash generated from its ongoing operations and available credit facilities are adequate to support the ongoing operational liquidity needs of the Company's business.

   PART II - OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K

        a.   Exhibits

             Exhibit 27       Financial Data Schedule


       b.    Reports on Form 8-K
             None.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             THE MARCUS CORPORATION

                                  (Registrant)

   DATE:  September 30, 1994                    BY:\s\ Stephen H. Marcus
                                                   Stephen H. Marcus,
                                                   Chairman of the Board,
                                                   President and Chief
   Executive

                                                   Officer


   DATE:  September 30, 1994                    BY:\s\ Kenneth A. MacKenzie
                                                   Kenneth A. MacKenzie
                                                   Chief Financial Officer,
                                                   Treasurer and Controller

                             THE MARCUS CORPORATION
                                    FORM 10-Q
                                       FOR
                        12 - WEEKS ENDED AUGUST 18, 1994

                                  EXHIBIT INDEX

   Exhibit             Description

     27                Financial Data Schedule