Form 10-Q
period 1994-10-10
MARCUS CORP
filed 1994-12-27
CIK 62234

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 10, 1994

   [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

   COMMON STOCK OUTSTANDING AT NOVEMBER 10, 1994 - 6,927,928
   CLASS B COMMON STOCK OUTSTANDING AT NOVEMBER 10, 1994 - 6,113,009

                             THE MARCUS CORPORATION

                                      INDEX


                                                                     PAGE NO.
   PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements:

             Balance Sheets
             (November 10, 1994 and May 26, 1994)  . . . . . . . . . . . .  3

             Statements of Earnings
             (Twelve and twenty-four weeks ended November 10, 1994
             and November 11, 1993)  . . . . . . . . . . . . . . . . . . .  5

             Statements of Cash Flows
             (Twenty-four weeks ended November 10, 1994 and
             November 11, 1993)  . . . . . . . . . . . . . . . . . . . . .  6

             Condensed Notes to Financial Statements . . . . . . . . . . .  7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . . . .  8

   PART II - OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders . . . . . 12

     Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 14

     Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                         PART I - FINANCIAL INFORMATION


   Item 1.   Financial Statements

   THE MARCUS CORPORATION
   Consolidated Balance Sheets

                                                  November 10, 1994
    ASSETS                                           (unaudited)           May 26, 1994

    CURRENT ASSETS:
      Cash and cash equivalents                      $   6,377,000         $   9,974,000
      Accounts and notes receivable                      9,828,000             6,359,000
      Receivables from joint ventures                    6,534,000             7,983,000
      Other current assets                               3,513,000             3,049,000
                                                        ----------            ----------
        Total current assets                            26,252,000            27,365,000

    PROPERTY AND EQUIPMENT:
      Land and improvements                             50,710,000            49,618,000
      Buildings and improvements                       260,063,000           231,905,000
      Leasehold improvements                            10,908,000             7,565,000
      Furniture, fixtures and equipment                140,656,000           118,123,000
      Construction in progress                           9,827,000            37,302,000
                                                       -----------           -----------
      Total property and equipment                     472,164,000           444,513,000
      Less accumulated depreciation and
        amortization                                   127,423,000           122,642,000
                                                       -----------           -----------
        Net property and equipment                     344,741,000           321,871,000

    OTHER ASSETS:
      Investment in and advances to joint
        ventures                                           660,000               662,000
      Other                                              9,495,000            11,708,000
                                                      ------------           -----------
        Total other assets                              10,155,000            12,370,000
                                                      ------------           -----------
        TOTAL ASSETS                                 $ 381,148,000         $ 361,606,000
                                                       ===========           ===========

   See accompanying notes to consolidated financial statements.

   THE MARCUS CORPORATION
   Consolidated Balance Sheets

    LIABILITIES AND SHAREHOLDERS'      November 10, 1994
     EQUITY                              (unaudited)        May 26, 1994

    CURRENT LIABILITIES:
      Notes payable                     $   4,577,000     $   4,533,000
      Accounts payable                      8,328,000        13,248,000
      Income taxes                          6,770,000         2,796,000
      Taxes other than income taxes         8,963,000         7,307,000
      Accrued compensation                  2,906,000         1,448,000
      Other accrued liabilities             7,800,000         6,978,000
      Current maturities on long-term
       debt                                 4,546,000         4,357,000
                                          -----------       -----------
        Total current liabilities          43,890,000        40,667,000

    LONG-TERM DEBT                        112,787,000       107,681,000

    DEFERRED INCOME TAXES                  16,389,000        15,999,000

    DEFERRED COMPENSATION AND OTHER         3,690,000         3,341,000


    SHAREHOLDERS' EQUITY
      Preferred Stock, $1 par;
        authorized 1,000,000 shares;
        none issued                                --                --
      Common Stock, $1 par; authorized
        30,000,000 shares; issued
        7,478,311 shares at November
        10, 1994, 7,365,987 shares at
        May 26, 1994                        7,478,000         7,366,000
      Class B Common Stock, $1 par;
        authorized 20,000,000 shares;
        issued 6,113,009 shares at
        November 10, 1994, 6,225,333
        shares at May 26, 1994              6,113,000         6,225,000
      Capital in excess of par             44,739,000        44,745,000
      Retained earnings                   150,139,000       139,777,000
                                          -----------       -----------
                                          208,469,000       198,113,000
    Less cost of treasury stock
      Common stock - 550,383 shares at
        November 10, 1994 and 559,608
        shares at May 26, 1994              4,077,000         4,195,000
                                          -----------       -----------

      Total shareholders' equity          204,392,000       193,918,000
                                          -----------      ------------
        TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY           $ 381,148,000     $ 361,606,000
                                          ===========      ============

   See accompanying notes to consolidated financial statements.

   THE MARCUS CORPORATION
   Consolidated Statements of Earnings
       (unaudited)
                                          November 10, 1994            November 11, 1993
                                          -----------------            -----------------
                                       12 Weeks       24 Weeks      12 Weeks      24 Weeks
                                     -----------    -----------    -----------  -----------
    Revenues:
      Rooms and telephone           $  29,467,000 $  61,173,000  $  23,926,000  $49,919,000
      Food and beverage                22,673,000    46,010,000     19,038,000   38,257,000
      Theatre operations                9,228,000    26,666,000      9,184,000   25,556,000
      Other income                      4,009,000     8,378,000      3,311,000    6,473,000
                                       ----------    ----------     ----------  -----------
                                       65,377,000   142,227,000     55,459,000  120,205,000
    Costs and Expenses:
      Rooms and telephone              10,433,000    21,036,000      8,720,000   17,492,000
      Food and beverage                17,262,000    34,733,000     14,937,000   29,363,000
      Theatre operations                5,903,000    16,124,000      5,512,000   15,178,000
      Administration and selling        9,614,000    19,968,000      7,800,000   16,324,000
      Depreciation and amortization     5,443,000    10,641,000      4,659,000    9,131,000
      Rent                              1,618,000     2,979,000      1,830,000    3,334,000
      Property taxes                    2,205,000     4,468,000      2,047,000    4,027,000
      Other costs and expenses          1,792,000     3,499,000        703,000    1,305,000
      Interest                          1,844,000     4,054,000      1,814,000    3,398,000
                                      -----------   -----------    -----------  -----------
                                       56,114,000   117,502,000     48,022,000   99,552,000
                                       ----------   -----------    -----------  -----------
    Earnings before income taxes
      and change in accounting
      principle                         9,263,000    24,725,000      7,437,000   20,653,000
    Income taxes                        3,760,000    10,132,000      2,943,000    8,364,000
                                      -----------    ----------    -----------   ----------

    Earnings before change in
      accounting principle              5,503,000    14,593,000      4,494,000   12,289,000
    Cumulative effect of change in
      accounting principle                     --            --             --    1,782,000
                                      -----------   -----------    -----------   ----------
    Net earnings                     $  5,503,000  $ 14,593,000   $  4,494,000 $ 14,071,000
                                       ==========    ==========     ==========  ===========
    Net earnings per weighted
      average share of Common Stock
      and Class B Common Stock:
        Earnings before accounting
         principle change                   $0.42         $1.11          $0.34        $0.94
        Cumulative effect of change
         in accounting principle               --            --             --        $0.13
                                       ----------   -----------    -----------  -----------
        Net earnings                        $0.42         $1.11          $0.34        $1.07
                                           ======        ======         ======       ======
    Weighted average shares
     outstanding                       13,134,000    13,132,000     13,115,000   13,106,000
    Dividends per share:
      Common Stock                             --         $0.34             --        $0.28
      Class B Common Stock                     --         $0.31             --        $0.25


   See accompanying notes to consolidated financial statements.

   THE MARCUS CORPORATION
    Consolidated Statements of Cash Flows
    For the Twenty-Four Weeks Ended           November 10,        November 11,
      (unaudited)                                 1994                1993
                                              -------------      --------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                          $  14,593,000      $  14,071,000
      Adjustments to reconcile net
        earnings to cash provided by
        operating activities:
         Earnings on investments in joint
         ventures                                (207,000)           (43,000)
         Gain on disposals of property and
         equipment                               (117,000)          (443,000)
         Depreciation and amortization         10,641,000          9,131,000

         Effect of change in accounting
         principle                                     --         (1,782,000)
         Deferred tax provision                   390,000            389,000
         Deferred compensation and other          349,000            345,000
        Changes in assets and liabilities:
         Accounts and notes receivable         (2,020,000)          (300,000)
         Other current assets                    (464,000)        (1,248,000)
         Accounts and notes payable            (4,876,000)         1,998,000
         Income taxes                           3,974,000          3,145,000
         Taxes other than income taxes          1,656,000          1,129,000
         Accrued compensation                   1,458,000          1,380,000
         Other accrued liabilities                822,000         (3,173,000)
                                               ----------        -----------
      Cash provided by operating
      activities                               26,199,000         24,599,000

    CASH FLOW FROM INVESTING ACTIVITIES:
      Additions to property and equipment     (34,165,000)       (29,913,000)
      Proceeds from disposals of property
      and equip.                                  779,000          1,493,000
      Investments in joint ventures              (250,000)        (1,226,000)
      Decrease in other assets                  2,213,000          3,154,000
      Cash received from joint ventures           459,000          1,145,000
                                             ------------       ------------
      Cash used in investment activities      (30,964,000)       (25,347,000)

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Debt transactions:
        Proceeds from issuance of long-
        term debt                               8,726,000         19,650,000
        Principal payments on long-term
        debt                                   (3,431,000)       (15,748,000)
      Equity transactions:
        Treasury stock transactions
         (except for stock options)                 2,000            (95,000)
        Exercise of stock options                 110,000            328,000
        Cash dividend paid                     (4,239,000)        (3,481,000)
                                               ----------        -----------
      Cash provided in financing
      activities                                1,168,000            654,000
                                              -----------         ----------
    CASH AND CASH EQUIVALENTS:
      Net decrease during period               (3,597,000)           (94,000)
      Beginning balance                         9,974,000         15,839,000
                                                ---------        -----------

      Ending balance                       $    6,377,000      $  15,745,000
                                               ==========        ===========


   See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION
                 CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
                       TWELVE AND TWENTY-FOUR WEEKS ENDED
                                NOVEMBER 10, 1994
                                   (Unaudited)


   A. Refer to the Company's audited financial statements (including footnotes) for the year ended May 26, 1994, contained in the Company's Form 10-K Annual Report for such year, for a description of the Company's accounting policies.

   B. The consolidated financial statements for the twelve and twenty-four weeks ended November 10, 1994 and November 11, 1993, have been prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at November 10, 1994, and for all periods presented have been made.

   C. In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which became effective for fiscal years beginning after December 15, 1992. The Company adopted this standard on a prospective basis effective May 28, 1993. The adoption resulted in additional income of $1,782,000.

                             THE MARCUS CORPORATION


   Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

   RESULTS OF OPERATIONS

   General

       Revenues for the second quarter of fiscal 1995 ended November 10, 1994 totaled $65.4 million, an increase of $9.9 million, or 17.9%, over the second quarter of fiscal 1994. Net earnings were $5.5 million for the second quarter of fiscal 1995, an increase of 22.5%, compared to net earnings of $4.5 million for the same period in the prior year. Earnings per share were $0.42 for the second quarter of fiscal 1995, compared to $0.34 for the second quarter of fiscal 1994, an increase of 23.5%. For the first six months of fiscal 1995, revenues were $142.2 million, an 18.3% increase from revenues of $120.2 million for the same period in the prior fiscal year. Net earnings were $14.6 million, or $1.11 per share, for the first half of fiscal 1995, up 18.7% and 18.1%, respectively, from earnings before change in accounting principle of $12.3 million, or $0.94 per share, for the first half of fiscal 1994. Including the one-time $1.8 million tax benefit, or $0.13 per share, resulting from the Company's adoption of SFAS 109 "Accounting for Income Taxes," net earnings for the first half of fiscal 1994 were $14.1 million, or $1.07 per share.

       The Company reports its results of operations on a 52- or 53-week fiscal year which ends on the last Thursday in May. Each fiscal year is divided into three 12-week quarters and a final quarter consisting of 16 or 17 weeks. The final quarter of fiscal 1995 will consist of 16 weeks for all four of the Company's business segments; the same was true for fiscal 1994.

   Motels

       Total revenues for the second quarter of fiscal 1995 for the motel division were $24.6 million, an increase of $3.5 million, or 16.4%, compared to the same period in fiscal 1994. The motel division's operating profits for the fiscal 1995 second quarter totaled $5.0 million, an increase of $1.3 million, or 34.2%, over the division's same period fiscal 1994 operating profits. Total revenues for the first half of fiscal 1995 were $50.6 million, an increase of $7.3 million, or 16.9%, compared to the first half of fiscal 1994. Operating profits for the first half of fiscal 1995 totaled $11.5 million, an increase of $2.9 million, or 33.4%, compared to the first half of fiscal 1994.

       Increased occupancy and average daily room rates at the Company's Budgetel Inns during the fiscal 1995 periods, compared to the prior year's same periods, were the principal factors contributing to the division's increased revenues and operating profits. The financial performance of the Company's Woodfield Suites was impacted by the continuing anticipated start-up operating losses incurred by the Company's two new units during the fiscal 1995 periods. Two new Budgetel Inns were opened during the second quarter, with three scheduled to open in the third quarter of fiscal 1995. Compared to the second quarter of fiscal 1994, there were two new Woodfield Suites and four new Budgetel Inns in operation during the fiscal 1995 second quarter. These new facilities contributed additional revenues of $1.8 million to the division's fiscal 1995 second quarter revenues.

   Theatres

       The theatre division's second quarter fiscal 1995 revenues were $9.4 million, an increase of $73,000, or about 1.0%, over the same period in fiscal 1994. Operating profits for the second quarter in fiscal 1995 were $678,000, a decrease of $536,000, or 44.1%, over the same prior year period. The division's revenues for the first half of fiscal 1995 were $26.9 million, an increase of $1.2 million, or 4.5%, from the first half of fiscal 1994. Operating profits for the first half of fiscal 1995 were $4.9 million, a decrease of $238,000, or 4.6%, compared to the first half of fiscal 1994. The second fiscal quarter is traditionally the slowest for the theatre division. Operating profits for the fiscal 1995 second quarter were impacted by the lack of any blockbuster films, inflationary expenses and operating costs associated with the new Gurnee Mills theatre which was not open in the first half of fiscal 1994.

       Total box office receipts for the fiscal 1995 second quarter were $6.6 million, an increase of $172,000, or 2.7%, from the same period in the prior year. Total box office receipts for the first half of fiscal 1995 were $19.2 million, an increase of about $1 million, or 5.2%, from the first half of fiscal 1994. These increases were attributable principally to increased attendance generated from the new Gurnee Mills 10-plex.
   There were 189 screens in operation during the first half of fiscal 1995 versus 181 in the prior year. Average ticket prices also increased 4.6% during the first half of 1995 from the prior year.

       Vending revenues for the second quarter of fiscal 1995 increased 3.0% over the previous year's comparable period. Vending revenues for the first half of fiscal 1995 increased 5.1% over the prior year. The increases were a result of the increase in theatre attendance and the 1.0% increase in average concession sales per person between the comparable periods.

       Shortly after the end of the second quarter of fiscal 1995, the Company opened a new eight-plex theatre in Delafield, Wisconsin, increasing the division's total to 197 screens in 37 locations in Wisconsin and Illinois.

   Hotels and Resort

       Total revenues from the hotel and resort division during the second quarter of fiscal 1995 increased by $4.7 million, or 59.0%, to $12.7 million, over the previous year's comparable period. Operating profits increased by $826,000, or 259.1%, to $1.1 million for the fiscal 1995 second quarter, compared to the prior fiscal year's second quarter. The division's total revenues during the first half of fiscal 1995 increased by $9.2 million, or 55.3%, to $26.0 million, from the first half of fiscal 1994. Operating profits for the first half of 1995 were $2.9 million, compared to $1.9 million in the first half of 1994, an increase of 52.1%. The revenue increases were attributable primarily to the Grand Geneva Resort & Spa, while increased occupancy rates and average room rates at the Company's three continuing hotels were the other principal factors contributing to the division's increased revenues for both fiscal 1995 periods. The remainder of the division's increased revenues was attributable principally to the receipt of management fees from the Crowne Plaza-Northstar and The Mead Inn, which were not under management for the same prior year periods. Operating profits were impacted by continued start-up costs experienced at the Grand Geneva Resort & Spa.

       The Company's Marc Plaza hotel will be closed through the remainder of the 1995 fiscal year for a complete restoration and renovation as part of the first phase of preparing the hotel for the scheduled 1997 opening of a new convention center in downtown Milwaukee. The temporary closure of the Marc Plaza is expected to reduce the division's revenue for the remainder of the 1995 fiscal year, but is not expected to significantly affect the division's operating profit.

   Restaurants

       Restaurant division revenues totaled $18.1 million for the fiscal 1995 second quarter, an increase of $1.6 million, or 9.9%, from the same period in fiscal 1994. The division's operating profits for the fiscal 1995 second quarter were $88,000, an increase of $174,000 from the operating loss of $86,000 in the prior year. For the first half of fiscal 1995, the division's revenues totaled $37.5 million, an increase of $4.3 million, or 12.9%, over the first half of fiscal 1994. Operating profits for the first half of fiscal 1995 were $916,000, an increase of $475,000, or 107.9%, compared to the first half of fiscal 1994. The increases in fiscal 1995 period revenues and operating profits were due almost entirely to increasing average check amounts at the Company's continuing Applebee's and KFC restaurants and revenues from the Company's newly opened Applebee's. The Company's other restaurant concepts experienced negative trends in revenues and operating profits during the fiscal 1995 periods compared to the prior year's periods principally as a result of competitive pressures.

       The Company continues to dispose of or close its Marc's Cafe and Coffee Mill, Big Boy and Big Boy Express restaurants. The disposition or closure of these restaurants is expected to result in a reduction of $21 million in annualized revenues, but is not expected to have an adverse impact on the division's operating results. Substantially all of these dispositions and closings are expected to occur prior to the end of the fiscal year.

   FINANCIAL CONDITION

       Net cash provided from operations increased by $1.6 million during the first half of fiscal 1995 to $26.2 million, compared to the prior year's first half. The increase resulted principally from increased comparable earnings prior to the 1994 non-cash accounting change and an increase in depreciation and amortization expense resulting from the Company's expansion plans.

       Cash used for investing activities in the first half of fiscal 1995 increased to $31.0 million from $25.3 million in the first half of fiscal 1994, primarily as a result of capital expenditures totaling $34.2 million to support the Company's continuing expansion program. The Company had capital expenditures of $29.9 million during the first half of 1994. The most significant amount of capital spent by the Company during the first half of fiscal 1995 was on the continued renovation of the Grand Geneva Resort & Spa, combined with expansion projects for Budgetel Inns and the theatre division. Scheduled capital expansion projects for the remainder of fiscal 1995 total approximately $50 million, including renovation of the Marc Plaza and continued expansion of the Company's Budgetel Inns, Applebee's and theatres, together with ordinary capital maintenance projects. These projects are expected to be financed through cash generated by operations and utilization of the Company's currently available lines of credit.

       Cash provided by financing activities increased to $1.2 million in the first half of fiscal 1995, compared to $654,000 in the first half of fiscal 1994. During the fiscal 1995 first half, the Company paid $4.2 million in dividends to shareholders and made debt principal payments of $3.4 million. During the quarter the Company issued $8.7 million of long-term debt by borrowing $5.0 million under its existing credit lines and issuing commercial paper.

       Net cash and cash equivalents at November 10, 1994 were $6.4 million, compared to $15.7 million at November 11, 1993. At November 10, 1994, the Company's current ratio was .60, compared to .67 at the end of fiscal 1994. Given the cash nature of the Company's various businesses and the availability to the Company of $30 million in unused credit lines as of the end of the quarter, the Company believes that the cash generated from its ongoing operations and available credit facilities are adequate to support the ongoing operational liquidity needs of the Company's business.

       The Company currently has three interest rate swap agreements on a notional amount aggregating $30 million. The Company does not believe that these agreements are material to the Company's financial condition or results of operation or that it is subject to any material risk of loss resulting from interest rate fluctuations.

                           PART II - OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders

       The Company's 1994 annual meeting of shareholders was held on Thursday, September 29, 1994 ("Annual Meeting"). At the Annual Meeting, the following matters were voted on in person or by proxy, and approved by the Company's shareholders:

       1. The shareholders voted to re-elect Ben Marcus, Stephen H. Marcus, Diane Marcus Gershowitz, George R. Slater, Lee Sherman Dreyfus, Daniel F. McKeithan, Jr. and John L. Murray to the Company's Board of Directors for one-year terms to expire at the Company's 1995 annual meeting of shareholders and until their successors are duly qualified and elected.

       2. The shareholders voted to approve and ratify the Company's 1994 Nonemployee Director Stock Option Plan.

       3. The shareholders voted to amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 30,000,000 and the number of authorized shares of Class B Common Stock from 9,000,000 to 20,000,000.

       As of the August 12, 1994 record date for the Annual Meeting ("Record Date"), 6,808,864 shares of Common Stock and 6,223,893 shares of Class B Common Stock were outstanding and eligible to vote, with the Common Stock entitled to one vote per share and the Class B Common Stock entitled to ten votes per share. Following are the final votes on the matters presented for shareholder approval at the Annual Meeting:

   Election of Directors

                                         For                                Withheld
    Name                           Votes      Percentage<F1>           Votes     Percentage<F1>

    Ben Marcus                    61,022,628       99.43%             347,005         .57%

    Stephen H. Marcus             61,098,645       99.56%             270,988         .44%

    Diane Marcus Gershowitz       61,098,645       99.56%             270,988         .44%

    George R. Slater              61,100,600       99.56%             269,033         .44%

    Lee Sherman Dreyfus           61,093,405       99.55%             276,228         .45%

    Daniel F. McKeithan, Jr.      61,098,194       99.56%             271,439         .44%

    John L. Murray                61,098,880       99.56%             270,753         .44%


   1994 Nonemployee Director Stock Option Plan

                                                      Total       Total
                                          Total       Votes    Percentage     Total       Total
                          Total Votes  Percentage     Voted       Voted       Votes     Percentage
                           Voted For    Voted For    Against     Against    Abstained   Abstained

    Combined Common
     Stock and Class B
     Common Stock Vote    60,546,660   87.69%<F2>    627,840    .91%<F2>     20,870      .03%<F2>


   Amendment to Articles of Incorporation to Increase the Number of Common
   Stock and Class B Common Stock

                                                     Total        Total
                                        Total        Votes     Percentage     Total         Total
                        Total Votes   Percentage     Voted        Voted       Votes       Percentage
                         Voted For    Voted For     Against      Against    Abstained     Abstained

    Common Stock Vote    4,748,163    69.74%<F3>   1,054,440   15.49%<F3>     20,870    .31%<F3>

    Class B Common
    Stock Vote          55,811,960    89.67%<F4>       --          --           --            --

    Combined Common
    Stock and Class B
    Common Stock Vote   60,294,323    87.32%<F2>   1,054,440    1.53%<F2>     20,870    .03%<F2>


   No other matters were brought before the Annual Meeting for a shareholder vote.

   ---------------
   <F1>  Based on a total of 61,369,633 votes represented by shares of
         Common Stock and Class B Common Stock actually voted in person or by proxy at the Annual Meeting.

   <F2>  Based on a total of 69,047,794 total votes represented by outstanding shares of Common Stock and Class B Common Stock on the Record Date.

   <F3>  Based on a total of 6,808,864 total votes represented by outstanding shares of Common Stock on the Record Date.

   <F4>  Based on a total of 62,238,930 total votes represented by outstanding shares of Class B Common Stock on the Record Date.


   Item 6.  Exhibits and Reports on Form 8-K


        a.  Exhibits

            Exhibit 27.  Financial Data Schedule

        b.  Reports on Form 8-K

            None.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE MARCUS CORPORATION

                                  (Registrant)

   DATE:  December 23, 1994

                                      By:  \s\ Stephen H. Marcus
                                           Stephen H. Marcus,
                                           Chairman of the Board, President
                                           and Chief Executive Officer

   DATE:  December 23, 1994
                                      By:  \s\ Kenneth A. MacKenzie
                                           Kenneth A. MacKenzie
                                           Chief Financial Officer, Treasurer
                                           and Controller

                             THE MARCUS CORPORATION
                                    FORM 10-Q
                                       FOR
                       24 - WEEKS ENDED NOVEMBER 10, 1994

                                  EXHIBIT INDEX


   Exhibit        Description

     27           Financial Data Schedule