Form 10-Q
period 1995-02-02
MARCUS CORP
filed 1995-03-20
CIK 62234

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended February 2, 1995

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

   COMMON STOCK OUTSTANDING AT FEBRUARY 2, 1995 - 6,975,145
   CLASS B COMMON STOCK OUTSTANDING AT FEBRUARY 2, 1995 - 6,069,352

                             THE MARCUS CORPORATION

                                      INDEX

                                                               Page
                                                               No.

    PART I - FINANCIAL INFORMATION
     Item 1. Consolidated Financial Statements:

             Balance Sheets
             (February 2, 1995 and May 26, 1994)  . . . . . .    3

             Statements of Earnings
             (Twelve and thirty-six weeks ended February 2,
             1995 and February 3, 1994)   . . . . . . . . . .    5
             Statements of Cash Flows
             (Thirty-six weeks ended February 2, 1995 and
             February 3, 1994)  . . . . . . . . . . . . . . .    6

             Condensed Notes to Financial Statements  . . . .    7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations  .    8


    PART II - OTHER INFORMATION

     Item 6. Exhibits   . . . . . . . . . . . . . . . . . . .   12

     Signatures   . . . . . . . . . . . . . . . . . . . . . .   13

                         PART I - FINANCIAL INFORMATION


   Item 1.   Financial Statements

   THE MARCUS CORPORATION
   Consolidated Balance Sheets

                                        February 2, 1995
    ASSETS                                (unaudited)        May 26, 1994

    CURRENT ASSETS:
      Cash and cash equivalents         $   9,506,000       $   9,974,000
      Accounts and notes receivable         7,149,000           6,359,000
      Receivables from joint ventures       6,485,000           7,983,000
      Other current assets                  3,996,000           3,049,000
                                         ------------        ------------
        Total current assets               27,136,000          27,365,000

    PROPERTY AND EQUIPMENT:
      Land and improvements                51,556,000          49,618,000
      Buildings and improvements          266,113,000         231,905,000
      Leasehold improvements               10,939,000           7,565,000
      Furniture, fixtures and
      equipment                           149,375,000         118,123,000
      Construction in progress              9,909,000          37,302,000
                                         ------------        ------------
      Total property and equipment        487,892,000         444,513,000
      Less accumulated depreciation
        and amortization                  133,093,000         122,642,000
                                         ------------        ------------
        Net property and equipment        354,799,000         321,871,000

    OTHER ASSETS:
      Investment in and advances to
        joint ventures                        657,000             662,000
      Other                                 9,514,000          11,708,000
                                         ------------         -----------
        Total other assets                 10,171,000          12,370,000
                                         ------------         -----------
        TOTAL ASSETS                    $ 392,106,000       $ 361,606,000
                                          ===========         ===========



   See accompanying notes to consolidated financial statements.

   THE MARCUS CORPORATION
   Consolidated Balance Sheets

    LIABILITIES AND SHAREHOLDERS'      February 2, 1995
     EQUITY                               (unaudited)       May 26, 1994

    CURRENT LIABILITIES:
      Notes payable                   $   4,683,000      $   4,533,000
      Accounts payable                   12,581,000         13,248,000
      Income taxes                        4,771,000          2,796,000
      Taxes other than income taxes       7,707,000          7,307,000
      Accrued compensation                2,886,000          1,448,000
      Other accrued liabilities           8,999,000          6,978,000
      Current maturities on long-term
      debt                                4,546,000          4,357,000
                                         ----------         ----------
        Total current liabilities        46,173,000         40,667,000

    LONG-TERM DEBT                      118,419,000        107,681,000

    DEFERRED INCOME TAXES                16,840,000         15,999,000

    DEFERRED COMPENSATION AND OTHER       3,690,000          3,341,000

    SHAREHOLDERS' EQUITY
      Preferred Stock, $1 par;
        authorized 1,000,000 shares;
        none issued                              --                 --
      Common Stock, $1 par;
        authorized 30,000,000 shares;
        issued 7,521,968 shares at
        February 2, 1995, 7,365,987
        shares at May 26, 1994            7,522,000          7,366,000
      Class B Common Stock, $1 par;
        authorized 20,000,000 shares;
        issued 6,069,352 shares at
        February 2, 1995, 6,225,333
        shares at May 26, 1994            6,069,000          6,225,000
      Capital in excess of par           44,746,000         44,745,000
      Retained earnings                 152,689,000        139,777,000
                                        -----------        -----------
                                        211,026,000        198,113,000
    Less cost of treasury stock
      Common stock - 546,823 shares
        at February 2, 1995 and
        559,608 shares at May 26,
        1994                              4,042,000          4,195,000
                                        -----------         ----------
      Total shareholders' equity        206,984,000        193,918,000
                                        -----------        -----------
        TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY         $ 392,106,000      $ 361,606,000
                                        ===========        ===========

   See accompanying notes to consolidated financial statements.

   THE MARCUS CORPORATION
   Consolidated Statements of Earnings
       (unaudited)
                                          February 2, 1995            February 3, 1994
                                          ---------------             ----------------
                                       12 Weeks      36 Weeks      12 Weeks       36 Weeks
                                       --------      --------      --------       -------
    Revenues:
      Rooms and telephone           $ 22,033,000  $ 83,206,000   $ 18,689,000  $ 68,608,000
      Food and beverage               20,214,000    66,224,000     17,918,000    56,175,000
      Theatre operations              14,004,000    40,670,000     12,026,000    37,582,000
      Other income                     3,567,000    11,945,000      3,120,000     9,593,000
                                      ----------   -----------      ---------     ---------
                                      59,818,000   202,045,000     51,753,000   171,958,000
    Costs and Expenses:               ----------   -----------     ----------   -----------
      Rooms and telephone              9,768,000    30,804,000      8,458,000    25,950,000
      Food and beverage               15,728,000    50,461,000     14,877,000    44,240,000
      Theatre operations               8,373,000    24,497,000      7,030,000    22,208,000
      Administration and selling       8,081,000    28,049,000      8,026,000    25,531,000
      Depreciation and
        amortization                   5,712,000    16,353,000      4,566,000    13,697,000
      Rent                             1,122,000     4,101,000        978,000     3,131,000
      Property taxes                   1,965,000     6,433,000      2,007,000     6,034,000
      Other costs and expenses         2,333,000     5,832,000        182,000     1,487,000
      Interest                         2,325,000     6,379,000      1,593,000     4,991,000
                                       ---------     ---------      ---------     ---------
                                      55,407,000   172,909,000     47,717,000   147,269,000
                                      ----------   -----------     ----------   -----------
    Earnings before income taxes
      and change in accounting
      principle                        4,411,000    29,136,000      4,036,000    24,689,000
    Income taxes                       1,861,000    11,993,000      1,813,000    10,177,000
                                      ----------    ----------     ----------    ----------
    Earnings before change in
      accounting principle             2,550,000    17,143,000      2,223,000    14,512,000

    Cumulative effect of change in
      accounting principle                    --            --             --     1,782,000
                                      ----------    ----------     ----------     ---------
    Net earnings                    $  2,550,000  $ 17,143,000    $ 2,223,000  $ 16,294,000
                                     ===========   ===========     ==========   ===========
    Net earnings per weighted
      average share of Common
      Stock and Class B Common
      Stock:
        Earnings before accounting
         principle change                  $0.19         $1.31          $0.17         $1.11
        Cumulative effect of
         change in accounting
         principle                            --            --             --         $0.13
                                        --------      --------       --------      --------
        Net earnings                       $0.19         $1.31          $0.17         $1.24
                                          ======        ======         ======        ======
    Weighted average shares
    outstanding                       13,134,000    13,132,000     13,116,000    13,110,000
    Dividends per share:
      Common Stock                            --         $0.34             --         $0.28
      Class B Common Stock                    --         $0.31             --         $0.25


   See accompanying notes to consolidated financial statements.

   THE MARCUS CORPORATION
    Consolidated Statements of Cash Flows
    For the Thirty-Six Weeks Ended           February 2,     February 3,
      (unaudited)                                1995            1994
                                             ------------   -----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                        $  17,143,000   $  16,294,000
      Adjustments to reconcile net
        earnings to cash provided by
        operating activities:
         Earnings on investments in joint
         ventures                              (258,000)        (81,000)
         Gain on disposals of property
         and equipment                         (135,000)     (1,281,000)
         Depreciation and amortization       16,353,000      13,697,000
         Effect of change in accounting
         principle                                   --      (1,782,000)
         Deferred tax provision                 841,000         589,000
         Deferred compensation and other        349,000         456,000
        Changes in assets and
        liabilities:
         Accounts and notes receivable          708,000       1,232,000
         Other current assets                  (947,000)       (640,000)
         Accounts and notes payable            (517,000)     (1,582,000)
         Income taxes                         1,975,000       4,407,000
         Taxes other than income taxes          400,000         (94,000)
         Accrued compensation                 1,438,000       1,133,000
         Other accrued liabilities            2,021,000      (2,198,000)
                                             ----------      ----------
      Cash provided by operating
      activities                             39,371,000      30,150,000

    CASH FLOW FROM INVESTING ACTIVITIES:
      Additions to property and equipment   (49,968,000)    (46,026,000)
      Proceeds from disposals of property
      and equip.                                830,000       3,331,000
      Investments in joint ventures            (196,000)     (1,240,000)
      Decrease in other assets                2,194,000       2,856,000
      Cash received from joint ventures         459,000       1,226,000
                                             ----------       ---------
      Cash used in investment activities    (46,681,000)    (39,853,000)

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Debt transactions:
        Proceeds from issuance of long-
        term debt                            14,546,000      39,650,000
        Principal payments on long-term
        debt                                 (3,619,000)    (27,116,000)
      Equity transactions:
        Treasury stock transactions
         (except for stock options)               2,000        (148,000)
        Exercise of stock options               152,000         346,000
        Cash dividend paid                   (4,239,000)     (3,481,000)
                                            -----------      ----------
      Cash provided by financing
      activities                              6,842,000       9,251,000
                                            -----------      ----------
    CASH AND CASH EQUIVALENTS:
      Net decrease during period               (468,000)       (452,000)
      Beginning balance                       9,974,000      15,839,000
                                              ---------       ---------
      Ending balance                     $    9,506,000   $  15,387,000
                                             ==========      ==========



   See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION
                 CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
                        TWELVE AND THIRTY-SIX WEEKS ENDED
                                FEBRUARY 2, 1995
                                   (Unaudited)


   A. Refer to the Company's audited financial statements (including footnotes) for the year ended May 26, 1994, contained in the Company's Form 10-K Annual Report for such year, for a description of the Company's accounting policies.

   B. The consolidated financial statements for the twelve and thirty-six weeks ended February 2, 1995 and February 3, 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at February 2, 1995, and for all periods presented have been made.

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


   Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

   RESULTS OF OPERATIONS

   General

        Revenues for the third quarter of fiscal 1995 ended February 2, 1995 totaled $59.8 million, an increase of $8.1 million, or 15.6%, over the third quarter of fiscal 1994. Net earnings were $2.6 million for the third quarter of fiscal 1995, an increase of 14.7%, compared to net earnings of $2.2 million for the same period in the prior year. Earnings per share were $0.19 for the third quarter of fiscal 1995, compared to $0.17 for the third quarter of fiscal 1994, an increase of 11.8%. For the first three quarters of fiscal 1995, revenues were $202.0 million, a 17.5% increase from revenues of $172.0 million for the same period in the prior fiscal year. Net earnings were $17.1 million, or $1.31 per share, for the first three quarters of fiscal 1995, up 18.1% and 18.0%, respectively, from earnings before change in accounting principle of $14.5 million, or $1.11 per share, for the first three quarters of fiscal 1994. Including the one-time $1.8 million tax benefit, or $0.13 per share, resulting from the Company's adoption of SFAS 109 "Accounting for Income Taxes," net earnings for the first three quarters of fiscal 1994 were $16.3 million, or $1.24 per share.

        The Company reports its results of operations on a 52- or 53-week fiscal year which ends on the last Thursday in May. Each fiscal year is divided into three 12-week quarters and a final quarter consisting of 16 or 17 weeks. The final quarter of fiscal 1995 will consist of 16 weeks for all four of the Company's business segments; the same was true for fiscal 1994.

   Motels

        Total revenues for the third quarter of fiscal 1995 for the motel division were $20.4 million, an increase of $3.4 million, or 20.3%, compared to the same period in fiscal 1994. The motel division's operating profits for the fiscal 1995 third quarter totaled $1.4 million, an increase of $525,000, or 58.9%, over the division's same period fiscal 1994 operating profits. Total revenues for the first three quarters of fiscal 1995 were $71.0 million, an increase of $10.8 million, or 17.9%, compared to the first three quarters of fiscal 1994. Operating profits for the first three quarters of fiscal 1995 totaled $13.0 million, an increase of $3.4 million, or 35.7%, compared to the first three quarters of fiscal 1994. The third quarter is traditionally a slower period for the motel division than other quarters because of the holidays and winter weather.

        Increased occupancy and average daily room rates at the Company's Budgetel Inns during the fiscal 1995 periods, compared to the prior year's same periods, were principal factors contributing to the division's increased revenues and operating profits. One new Budgetel Inn was opened during the third quarter, with four scheduled to open in the fourth quarter of fiscal 1995. Compared to the third quarter of fiscal 1994, there were two new Woodfield Suites and seven new Budgetel Inns in operation during the fiscal 1995 third quarter. These new facilities contributed additional revenues of $1.7 million to the division's fiscal 1995 third quarter revenues. The financial performance of the Company's Woodfield Suites continued to be impacted by anticipated start-up related operating losses incurred by the Company's two new units during the fiscal 1995 periods.

   Theatres

        The theatre division's third quarter fiscal 1995 revenues were $14.1 million, an increase of $1.2 million, or 8.9%, over the same period in fiscal 1994. Operating profits for the third quarter in fiscal 1995 were $2.8 million, an increase of $450,000, or 19.2%, over the same prior year period. The division's revenues for the first three quarters of fiscal 1995 were $40.9 million, an increase of $2.3 million, or 6.0%, from the first three quarters of fiscal 1994. Operating profits for the first three quarters of fiscal 1995 were $7.7 million, an increase of $212,000, or 2.8%, compared to the first three quarters of fiscal 1994. The theatre division's results in the third quarter benefitted from the opening of a new eight-plex theatre in Delafield, Wisconsin early in the quarter and from the exhibition of a variety of popular movies, including "The Santa Claus(e)," "Dumb and Dumber" and "Disclosure," all of which resulted in above-average attendance for the period.

        Total box office receipts for the fiscal 1995 third quarter were $9.9 million, an increase of $1.6 million, or 20.0%, from the same period in the prior year. Total box office receipts for the first three quarters of fiscal 1995 were $29.1 million, an increase of $2.6 million, or 9.8%, from the first three quarters of fiscal 1994. These increases were attributable principally to increased attendance generated from the new theatres in Gurnee, Illinois and Delafield, Wisconsin. There were 197 screens in operation at the end of the first three quarters of fiscal 1995 versus 189 in the prior year. Average ticket prices also increased 4.4% during the first three quarters of 1995 from the prior year.

        Vending revenues for the third quarter of fiscal 1995 increased 18.4% over the previous year's third quarter period. Vending revenues for the first three quarters of fiscal 1995 increased 9.4% over the prior year. The increases were a result of the increase in theatre attendance generated from the new Delafield eight-plex.

        On March 3, 1995, the Company opened two new screens at its Regency Mall cinema in Racine, Wisconsin, increasing the theatre's total to eight screens. During the fourth quarter construction will begin on a new 10-plex theatre in Orland Park, Illinois and a four screen addition to the Company's Valley Park Cinema in Appleton, Wisconsin. A new eight-screen theatre complex in Green Bay, Wisconsin is also scheduled to open in May 1995.

   Hotels and Resort

        Total revenues from the hotel and resort division during the third quarter of fiscal 1995 increased by $1.8 million, or 30.1%, to $7.6 million, over the previous year's comparable period. Operating profits decreased by $1.9 million, resulting in an operating loss of almost $2.5 million, for the fiscal 1995 third quarter, compared to the prior fiscal year's third quarter. The division's total revenues during the first three quarters of fiscal 1995 increased by $11.0 million, or 48.8%, to $33.6 million, from the first three quarters of fiscal 1994. Operating profits for the first three quarters of 1995 were $474,000, compared to $1.4 million in the first three quarters of 1994, a decrease of 65.5%.

        Both the division's revenues and operating profits were affected adversely during the quarter by the temporary closure of the Company's Marc Plaza hotel for a complete restoration and renovation as part of the first phase of preparing the hotel for the scheduled 1997-1998 opening of a new convention center in downtown Milwaukee. However, despite the loss of revenues from the temporary closure of the Marc Plaza, the division recognized revenue increases during the 1995 periods attributable primarily to the Grand Geneva Resort & Spa and increased occupancy rates and average room rates at the Company's two continuing hotels. The remainder of the division's increased revenues was attributable principally to the receipt of management fees from the Crowne Plaza-Northstar and The Mead Inn, which were not under management for all of the same prior year periods. The principal reasons for the third quarter operating loss were continued start-up costs experienced at the Grand Geneva Resort & Spa and the temporary closure of the Marc Plaza. The renovation of the Marc Plaza is expected to be completed in May 1995, but should continue to reduce the division's revenues and operating profits for the remainder of the 1995 fiscal year.

   Restaurants

        Restaurant division revenues totaled $17.1 million for the fiscal 1995 third quarter, an increase of $1.7 million, or 10.9%, from the same period in fiscal 1994. The division incurred an operating loss for the fiscal 1995 third quarter of $422,500, an improvement of $578,000 from the operating loss of $1.0 million in the prior year's third quarter. For the first three quarters of fiscal 1995, the division's revenues totaled $54.6 million, an increase of $6.0 million, or 12.3%, over the first three quarters of fiscal 1994. Operating profits for the first three quarters of fiscal 1995 were $493,000, an increase of $1.1 million, compared to the operating loss of $560,000 for the first three quarters of fiscal 1994. The increases in fiscal 1995 period revenues and improved operating results compared to the 1994 periods were due entirely to increasing average check amounts and patronage at the Company's continuing Applebee's and KFC restaurants and revenues from the Company's newly opened Applebee's. The Company's remaining restaurant concepts experienced increasingly negative trends in revenues and operating profits during the fiscal 1995 periods compared to the prior year's periods principally as a result of competitive pressures. As a result, the Company closed its two Big Boy Express restaurants.

        On February 27, 1995, the Company consummated the disposition of 11 Marc's Cafe and Coffee Mill restaurants by leasing the locations to a former divisional management group. The Company also closed its last Big Boy and its remaining Marc's Cafe restaurant. The disposition and closure of these restaurants is expected to result in a reduction of $21 million in annualized revenues, but is not expected to have an adverse impact on the division's operating results.

   FINANCIAL CONDITION

        Net cash provided from operations increased by $9.2 million during the first three quarters of fiscal 1995 to $39.4 million, compared to the amount of cash provided from operations during the prior year's first three quarters. The increase resulted principally from increased comparable period earnings prior to the 1994 non-cash accounting change and an increase in depreciation and amortization expense resulting from the Company's expansion program.

        Cash used for investing activities in the first three quarters of fiscal 1995 increased to $46.7 million, an increase of $6.8 million compared to the cash used in the first three quarters of fiscal 1994, primarily as a result of capital expenditures during fiscal 1995 totaling $50.0 million ($15.8 million during the third quarter) to support the Company's continuing expansion program. The Company had capital expenditures of $46.0 million during the first three quarters of 1994.
   The most significant amount of capital spent by the Company during the first three quarters of fiscal 1995 was on the continued renovation of the Grand Geneva Resort & Spa, combined with expansion projects for Budgetel Inns and the theatre division and the renovations of the Marc Plaza. Scheduled capital expansion projects for the remainder of fiscal 1995 total approximately $30 million, including principally the renovation of the Marc Plaza and continued expansion of the Company's Budgetel Inns, Applebee's and theatres, together with ordinary capital maintenance projects. These projects are expected to be financed through cash generated by operations and utilization of the Company's currently available lines of credit.

        Cash provided by financing activities totaled $6.8 million in the first three quarters of fiscal 1995, a decrease of $2.4 million from the amount provided in the first three quarters of fiscal 1994. During the first three quarters of fiscal 1995, the Company paid $4.2 million in dividends to shareholders and made debt principal payments of $3.6 million. During the first of three quarters, the Company issued $14.5 million of new long-term debt by borrowing $9.0 million under its existing credit lines and issuing $5.5 million of commercial paper.

        Net cash and cash equivalents at February 2, 1995 were $9.5 million, compared to $15.4 million at February 3, 1994. At February 2, 1995, the Company's current ratio was .59, compared to .67 at the end of fiscal 1994. Given the cash nature of the Company's various businesses and the availability to the Company of $31.7 million in unused credit lines as of the end of the third quarter, the Company believes that the cash generated from its ongoing operations and available credit facilities are adequate to support the ongoing operational liquidity needs of the Company's business.

        The Company currently has three interest rate swap agreements on a notional amount aggregating $30 million. The Company does not believe that these agreements are material to the Company's financial condition or results of operation or that it is subject to any material risk of loss resulting from interest rate fluctuations.


                           PART II - OTHER INFORMATION

   Item 6.  Exhibits

        Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE MARCUS CORPORATION
                                  (Registrant)



   DATE:  March 17, 1995                   By:  \s\ Stephen H. Marcus
                                           Stephen H. Marcus,
                                           Chairman of the Board, President
                                           and Chief Executive Officer


   DATE:  March 17, 1995                   By:  \s\ Kenneth A. MacKenzie
                                           Kenneth A. MacKenzie
                                           Chief Financial Officer, Treasurer
                                           and Controller

                             THE MARCUS CORPORATION
                                    FORM 10-Q
                                       FOR
                        36 - WEEKS ENDED FEBRUARY 2, 1995

                                  EXHIBIT INDEX


   Exhibit             Description

     27                Financial Data Schedule