Form 10-K405
period 1995-05-25
MARCUS CORP
filed 1995-08-23
CIK 62234

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended May 25, 1995

                  OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______ to __________

                         Commission file number 1-12604

                             THE MARCUS CORPORATION
                           (Exact name of registrant)
                          as specified in its charter)

                  Wisconsin                                  39-1139844
   (State or other jurisdiction of incorporation           (I.R.S. Employer
             or organization)                             Identification No.)

        250 East Wisconsin Avenue - Suite 1700
                 Milwaukee, Wisconsin                              53202-4220
        (Address of principal executive offices)                   (Zip Code)

   Registrant's telephone number,
    including area code:                        (414) 272-6020
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

                             Yes [X]         No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
   Part III of this Form 10-K or any amendment to this
   Form 10-K.    [X]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant as of August 11, 1995: $218,319,728.

   Number of shares outstanding of each of the classes of the registrant's capital stock as of August 11, 1995:


                  Common Stock, $1 par value:  7,009,139 shares
              Class B Common Stock, $1 par value: 6,068,952 shares

   PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED HEREIN BY REFERENCE:



   Proxy Statement for 1995 annual meeting of shareholders (incorporated by reference into Part III, to the extent indicated therein).

                                     PART I

             Unless the context indicates otherwise, references to the number of the Company's various facilities set forth in this Form 10-K Annual Report are as of June 30, 1995.


   Item 1.   Business.

             The Marcus Corporation and its subsidiaries (collectively referred to herein as the "Company") are engaged in four business segments: motels; hotels and resorts; restaurants; and movie theatres.

             The Company's motel operations include a chain of 110 Budgetel Inn limited service motels in 27 states and three Woodfield Suites all-suite hotels. Of the 110 Budgetel Inns, 84 are owned or operated by the Company and 26 are franchised.

             The Company's hotel and resort operations include the Pfister and the Milwaukee Hilton (formerly the Marc Plaza) which are full-service hotels in the Milwaukee, Wisconsin metropolitan area, and the Grand Geneva Resort & Spa, which is a full-facility destination resort in Lake Geneva, Wisconsin. The Company also operates or contract manages two hotels for third parties: the Mead Inn in Wisconsin Rapids, Wisconsin and the Crowne-Plaza Northstar in Minneapolis, Minnesota.

             The Company's restaurant division includes 34 KFC (Kentucky Fried Chicken) restaurants in Wisconsin. During fiscal 1995, the Company sold, leased or closed its Marc's Big Boy restaurants, Marc's Cafe & Coffee Mill restaurants, Big Boy Express restaurants and Original Gino's East of Chicago Restaurant in Wisconsin. On June 30, 1995, the Company also sold its 18 Applebee's Neighborhood Grill & Bar ("Applebee's") restaurants and related development rights in Wisconsin and Illinois. The Company currently is committed to operating KFC restaurants.

             The Company operates 36 movie theatres with an aggregate of 200 screens throughout Wisconsin and in Northern Illinois.

             The Company is currently in the second year of an aggressive multi-year expansion plan which is expected to impact all four divisions. The Company's current plans include pursuing the following goals:

             - Increasing the number of Budgetel Inns to 300 by the year 2000, with up to 10 new Company-owned and up to 20 new franchised motels planned to open in fiscal 1996. The Company believes that much of its anticipated future growth will ultimately come from its increasing emphasis on opening new franchised Budgetel Inns.

             - Continuing to expand the number of Company-owned Woodfield Suites by up to one or two units each year for the next few fiscal years, including up to two new facilities in fiscal 1996.

             - Doubling the number of movie theatre screens to 400 by the year 2000, with continued expansion outside of Wisconsin.
                  A total of up to 44 new screens are currently planned to open in fiscal 1996, including 16 screens at two new multi-plex theatres (including one in Illinois) and new screen additions at five existing locations.

             - Adding up to one or two hotel properties each year over the next few fiscal years, either Company-owned or managed for others.

             - Expanding the Company's franchised KFC restaurants by approximately one or two new units per year, in addition to exploring the opening of new or converted KFC/Taco Bell combination restaurants.

   The actual number, mix and timing of future new facilities will depend in large part on continuing favorable industry and general economic conditions, the competitive environment, evolving customer needs and trends, and the availability of attractive opportunities. It is likely that the Company's expansion goals will continue to evolve and change in response to these and other factors.

   Business Segment Data

             Set forth below is certain business segment data for the Company's three most recent fiscal years relating to the Company's four industry segments. Intersegment sales and transfers are not material.


                                                 Fiscal Year
                                     1995            1994           1993
                                           (Dollars in thousands)
    Revenues from
     unaffiliated customers:
         Motels                   $ 104,356         $89,043       $80,622
         Hotels and resorts          45,292          32,330        28,462
         Restaurants                 74,076          70,404        59,014
         Theatres                    53,968          50,494        43,832
         Corporate items(1)             298             343           980
                                 ----------        --------      --------
                                  $ 277,990        $242,614      $212,910
                                  =========        ========     =========
    Operating income (loss):

         Motels                   $  31,992        $ 26,041      $ 23,801
         Hotels and resorts           1,473           2,550         2,093
         Restaurants                  3,318           1,499           599
         Theatres                    12,175          11,483         9,612
         Corporate items(1)          (2,163)         (3,689)       (2,971)
                                   --------        --------      --------
                                  $  46,795        $ 37,884     $  33,134
                                   ========        ========      ========
    Identifiable assets:

         Motels                   $ 211,112        $182,174      $166,193
         Hotels and resorts          68,731          45,787        24,041
         Restaurants                 53,090          51,896        46,282
         Theatres                    46,928          47,244        36,898
         Corporate items(1)          27,221          34,505        36,041
                                   --------        --------      --------
                                  $ 407,082        $361,606      $309,455
                                  =========        ========     =========

   __________

   (1) Corporate items include amounts not allocable to specific business segments. Revenues consist principally of rent and the corporate operating loss includes general corporate expenses. Corporate assets include primarily cash and cash equivalents, notes receivable, receivables from joint ventures and land held for development.


   Motel Operations

   Budgetel Inns

               The Company owns, operates or franchises 110 economy motels, with over 11,000 rooms, under the name "Budgetel Inn" in 27 states. The Company operates 26 Budgetel Inns through franchisees. The remaining Budgetel Inns are either Company-owned (78) or operated under joint venture agreements (6).

             Targeted at the business traveler, Budgetel Inns feature an upscale, contemporary exterior appearance, are generally located in high traffic commercial areas in close proximity to interstate highway exits and major thoroughfares and typically vary in size between 60 and 150 rooms.

             The Company believes that providing amenities not typically associated with limited service motels help distinguish Budgetel Inns from many of its competitors. These amenities include executive conference centers, room-delivered complimentary continental breakfasts, king-sized beds, free local telephone calls and incoming fax transmissions, non-smoking rooms, in-room coffeemakers and hair dryers, remote control cable televisions, extra-long telephone cords and large working desks. To enhance customer security, the Company has converted all of its Company-owned and franchised Budgetel Inn rooms to "card key" locking systems and provides well-lighted parking areas and all-night front desk staffing.
   The interior of each Budgetel Inn is refurbished in accordance with a strict periodic schedule.

             Budgetel Inns operates a nationwide guest reservation center, where travelers can call 1-800-4-BUDGET toll-free to obtain Budgetel Inn room reservations and other information.

             The Company has a national franchise program for its Budgetel Inns and intends to increase its emphasis on opening more franchised Budgetel Inns. Franchisees pay an initial franchise fee and annual marketing assessments, reservation system assessments and royalty fees based on room revenues. The Company is qualified to sell, and anticipates ultimately selling, franchises in all 50 states.

             Depending upon continuing favorable industry conditions, the Company currently plans to add up to 30 new Budgetel Inns in fiscal 1996 (10 Company-owned and 20 franchised). During fiscal 1995, six new Company-owned units opened and four franchised units were opened. An additional 11 franchise inns were under development at the end of fiscal 1995 and seven new Company-owned Budgetel Inns were under construction.

   Woodfield Suites

             The Company operates three mid-priced, all-suite hotels under the name "Woodfield Suites" and plans to open two more Woodfield Suites in fiscal 1996. Woodfield Suites offers all of its guests the use of its centrally-located swimming pool, whirlpool and game room. Each suite has a bedroom and separate living room and features an extra-length bed, sleeper sofa for additional guests, microwave, refrigerator, wet bar, television and hair dryer. Some suites also have a kitchenette. All guests receive a free continental breakfast and are invited to a free cocktail hour. The Company plans to open two new Woodfield Suites in fiscal 1996.

   Hotels and Resorts Operations

   The Pfister Hotel

             The Company owns and operates the Pfister Hotel in downtown Milwaukee. The Pfister Hotel, a full service, luxury hotel, has 307 rooms (including 80 luxury suites), three restaurants, two cocktail lounges, a night club, an indoor swimming pool, an exercise facility and a 275-car parking ramp. The Pfister has 20,000 square feet of banquet and convention facilities. Banquet and meeting rooms can accommodate up to 3,000 persons and features two large ballrooms, including the largest ballroom in the Milwaukee metropolitan area, with banquet seating for 1,200 people. A portion of the Pfister's first-floor space is leased for use by retail tenants. In fiscal 1995, the Pfister Hotel earned its 19th consecutive four-diamond award from the American Automobile Association. The Pfister is also a member of the Preferred Hotels and Resorts Worldwide Association, an organization of independent luxury hotels and resorts, and the Association of Historic Hotels of America.

   The Milwaukee Hilton

             The Company owns and operates the 500-room Milwaukee Hilton. Formerly known as the Marc Plaza Hotel, the Company secured a Hilton franchise for the hotel which reopened on June 1, 1995 after a six-month renovation and restoration project. All 500 guest rooms, bathrooms, public areas and 30,000 square feet of meeting space have been remodeled. The hotel will be connected by skywalk to the proposed new convention center. The Company leases office suites on two floors of the Milwaukee Hilton to professional and other business tenants on a short- to intermediate-term basis and provides such tenants with various secretarial and other office-type services. The Hilton franchise affiliation is expected to benefit the Milwaukee Hilton through the Hilton's international centralized reservation and marketing system, advertising cooperatives and frequent stay programs.

   The Grand Geneva Resort & Spa

             The Grand Geneva Resort & Spa in Lake Geneva, Wisconsin is a full-facility destination resort located on 1,300 acres. The largest convention resort in Wisconsin includes 355 guest rooms, a 13,000 square foot convention center, three speciality restaurants, two cocktail lounges, two championship golf courses, several ski-hills, four indoor tennis courts, two racquetball courts, four swimming pools, a fitness and sports complex, horse stables and an on-site airport.

             Completed renovation projects at the Grand Geneva in fiscal 1995 included the addition of an 8000 square foot ballroom (bringing total meeting and convention space to 50,000 square feet), a full European spa and lap pool, a totally renovated fitness and sports complex and five outdoor tennis courts.

             Chicago and northern Illinois remain the principal targeted markets for the resort, which caters to sports and recreation leisure travelers and corporate, association and convention groups.

   Operated and Managed Hotels

             The Company operates the Crowne Plaza-Northstar Hotel in Minneapolis, Minnesota pursuant to a management agreement. The Crowne Plaza - Northstar Hotel is located in downtown Minneapolis and has 226 rooms, 13 meeting rooms, 6370 square feet of ballroom and convention space, one restaurant, one cocktail lounge, and an exercise facility. Formerly known as the Northstar Hotel, the property was substantially remodeled in early 1994 and repositioned as the Crowne Plaza-Northstar, the luxury brand of the Holiday Inn system. The hotel caters primarily to upscale business travelers. The Company has the sole and exclusive rights to supervise and direct the management and operation of the Crowne Plaza, including determining operating policies, standards of operations, quality of service and any other matters affecting customer relations. In addition, all phases of promotion and publicity with respect to the Crowne Plaza are solely and exclusively the responsibility of the Company.

             The Company manages the Mead Inn in Wisconsin Rapids, Wisconsin, pursuant to a management agreement. The Company has the sole and exclusive right to supervise and manage the marketing and operations of the Mead Inn. The Mead Inn has 154 guest rooms, 11 meeting rooms totaling 8,180 square feet of meeting space, two cocktail lounges, and an indoor pool with sauna and whirlpool. Two new restaurants were added to the Mead Inn in fiscal 1995. The Mead Inn caters primarily to business and leisure travelers and, because of its central state location, to Wisconsin associations.

             The Company did not renew the operating agreement for the 150-room Sheraton Mayfair Inn.

   Restaurant Operations

             Substantial changes occurred in the Company's restaurant division during and shortly after fiscal 1995. Consistent with the Company's previously announced plan to close or sell limited potential restaurant locations, during the fiscal year the Company divested 11 Marc's Cafe & Coffee Mill restaurants by leasing the restaurants to a group of former restaurant division employees and closed the three remaining Marc's Big Boy, two Big Boy Express, one KFC and one Original Gino's East of Chicago restaurants. On June 30, 1995, the Company sold its Applebee's restaurants and associated development rights for approximately $48.3 million. The Company continues to operate KFC restaurants.

             The Company has non-exclusive franchise rights to operate KFC restaurants in the Milwaukee metropolitan area and in northeast Wisconsin. The Company has operated KFC restaurants for 35 years, currently operates 34 KFC restaurants and is the largest operator of KFC restaurants in Wisconsin, based on the number of facilities operated. The restaurants feature Kentucky Fried Chicken and other franchisor-authorized food items, including Colonel's Rotisserie Gold non-fried chicken which was introduced in fiscal 1994.

             Virtually all of the Company's KFC restaurants feature inside seating for approximately 40 customers, drive-thru windows and updated electronic equipment to better facilitate food preparation and order processing. In fiscal 1995, the Company closed two older, limited potential KFC restaurants. The Company plans to build two new KFC's in late fiscal 1996 and is currently working with Pepsico to possibly convert certain KFC locations to combined KFC/Taco Bell restaurants. The Company plans on closing three limited potential KFC's in fiscal 1996.

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

             The KFC franchisor specifies certain product requirements and provide for certain approved suppliers of products and supplies in order to maintain the franchise's quality standards.

   Theatre Operations

             The Company operates 36 movie theatre locations with an aggregate of 200 screens in Wisconsin and Northern Illinois for an average of 5.6 screens per location. The Company's facilities include 34 multi-screen complexes and two single-screen theatres. The Company's long-term growth strategy is to focus on multi-screen theatres, which typically vary in seating capacity from 150 to 450 seats per screen, allowing the Company to offer a diversified selection of films to attract additional customers, exhibit movies in larger or smaller auditoriums within the same theatre depending on the popularity of the movie and benefit from the economies of having common box office, concession, projection and lobby facilities.
   The Company's last remaining outdoor theatre will not be reopened in fiscal 1996. Virtually all of the Company's movie theatres feature exclusively first-run films, although the Company is exploring opening discount movie theatre locations.

             The results of the Company's movie theatre business (and the movie theatre industry in general) are largely dependent upon the box office appeal and marketing of available first-run films. Movie production has been stimulated in large part by additional demand from ancillary markets such as home video, pay-per-view and cable television, as well as increased demand from European film markets. The annual number of first run film releases has more than doubled since 1981. Over 160 first-run films were released in fiscal 1995, including such box office hits as The Lion King, Forrest Gump, Disclosure, Dumb & Dumber, The Santa Clause, Speed, Mask, True Lies and others.

             In fiscal 1995, the Company opened 18 new screens, including 16 at two new eight-plex theatres in Delafield and Green Bay, Wisconsin. Three theatres with a total of five screens were closed in fiscal 1995, two of which were sold, and the Company did not renew the lease on its last outdoor theatre. Since the end of fiscal 1988, the number of screens in the Marcus theatre circuit has grown by 59, representing a 42% increase. In fiscal 1996, the Company plans on opening approximately 44 new screens, including a new ten-plex theatre in Orland Park, Illinois, a new eight-plex theatre in New Berlin, Wisconsin, a new eight-plex theatre in Appleton, Wisconsin and adding screens to a number of existing theatres.

             The Company obtains its films from all of the various national motion picture production and distribution companies, has never experienced difficulties in obtaining an adequate supply of available first-run films and is not dependent on any single motion picture supplier. Bookings, advertising, refreshment purchases and promotion are handled centrally by an administrative staff.

             The Company strives to provide its movie patrons with high-quality picture and sound presentation in clean, comfortable, attractive and contemporary theatre environments. Substantially all of the Company's movie theatre complexes feature either digital sound, Dolby or other stereo sound systems; acoustical ceilings; side wall insulation; engineered drapery folds to eliminate sound imbalance, reverberation and distortion; tiled floors; loge seats; cup-holder chair-arms; and computer-controlled heating, air conditioning and ventilation. Computerized box offices permit most of the Company's movie theatres to sell tickets in advance and allow tracking of attendance by film title and time. Most of the Company's theatres are accessible to persons with disabilities and provide wireless headphones for hearing-impaired moviegoers. The Company also operates an exclusive customer information telephone system in Milwaukee and Madison, allowing customers to call for information as to the locations, times and titles of movies being shown by the Company throughout each metropolitan area. In fiscal 1995, the Company introduced digital sound systems at eight of its screens, with seven additional theatres scheduled to be upgraded to digital sound in fiscal 1996.

             The Company sells food and beverage concessions at all of its movie theatres. The Company believes a wide variety of food and beverage items, properly merchandised, increases concession revenue per patron. Although popcorn still remains the traditional favorite with moviegoers, the Company continues to upgrade its available concessions by offering a wide range of choices. For example, some of the Company's theatres offer hot dogs, pizza, ice cream, pretzel bites, frozen yogurt, coffee, mineral water and juices.

             The Company plans to introduce IMAX Ridefilm giant screen three-dimensional ride immersion motion simulators at one or two of its multi-plex theatres in fiscal 1996. The Company is also exploring developing family entertainment centers as part of its theatre complexes. These planned 40,000 square foot entertainment centers would feature soft play areas for toddlers, lasertag for teenagers, mini golf for the family and other entertainment options.

   Competition

             All of the Company's business segments are highly competitive and there are other facilities in close proximity to most of the Company's facilities which compete directly with those of the Company. In each of its businesses, the Company experiences intense competition from national and/or regional chain and franchise operations, some of which have substantially greater financial and marketing resources than the Company.

             The Company's Budgetel Inns compete with such national limited service motel chains as Days Inn, Hampton Inn (owned by The Promus Companies Incorporated), Fairfield Inn (owned by Marriott Corporation), Red Roof Inn, La Quinta Inn, Comfort Inn and others, as well as a large number of regional and local motels.

             The Company's hotels compete in the Milwaukee metropolitan area with the hotels operated by Hyatt Corporation, Marriott Corporation, Ramada Inns, Holiday Inns and Wyndham Hotels. The major competition for the Grand Geneva Resort & Spa consists primarily of independently operated full-service resorts in the Lake Geneva area and other full service and destination resorts in Wisconsin and Illinois. The Mead Inn competes with limited-service motels in Wisconsin Rapids for business, and with other central Wisconsin properties such as the Holiday Inn of Stevens Point, for groups. The Crowne Plaza in Minneapolis competes with Hilton Hotels, Hyatt Corporation, Marriott Corporation, Radisson Hotels and Holiday Inns.

             In the restaurant business, the Company's KFC restaurants compete locally with Hardee's, Boston Chicken, Popeye's and similar national, as well as regional, fast food chains and individual restaurants offering chicken.

             The Company's movie theatres compete with large national movie theatre operators, such as United Artists, Cinemark and Carmike Cinemas, Inc., as well as with a wide array of smaller first-run and discount exhibitors. Although movie exhibitors in general also compete with the home video, pay-per-view and cable television markets, the Company believes that such markets have assisted the growth of the movie theatre industry by encouraging a significant increase in the number of first-run movies produced and released for initial movie theatre exhibition, which establishes the demand in the ancillary markets.

             The Company believes that the principal factors of competition in each of its businesses, in varying degrees, are the price and quality of its product, quality and location of its facilities, and customer service. The Company believes that it is well positioned to compete on the basis of these factors.

   Seasonality

             Historically, the Company's first and fourth fiscal quarters have produced the strongest operating results, since such periods coincide with the typical summer seasonality of the movie theatre industry and the spring and summer strength of the travel and food service aspects of the Company's business. However, the Company has been experiencing less seasonality in its theatre segment over the past several fiscal years due to the increased movie industry emphasis on producing films directed to more diverse and mature audiences and a more consistent distribution release pattern.

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

   Employees

             As of the end of fiscal 1995, the Company had approximately 6,800 employees, a majority of whom were employed on a part-time basis. A majority of the Company's hotel employees in Milwaukee are covered by collective bargaining agreements. Relations with employees have been satisfactory and there have been no work stoppages due to labor disputes.

   Item 2.   Properties.

             The Company owns a substantial portion of its facilities, including the Pfister Hotel, the Milwaukee Hilton and the Grand Geneva Resort and Spa, and leases the remainder. The Company also manages two hotel properties for third parties. Additionally, the Company owns properties acquired for the future construction and operation of new Company operating facilities. Some of its properties are leased from entities owned by principal shareholders of the Company. All of the Company's properties are suitably maintained and adequately utilized to cover the respective business segment served.

             The operating properties owned and leased by the Company as of June 30, 1995 are summarized in the following table:


                               Total Number                  Leased From    Leased From    Managed for    Managed for
                               of Facilities                  Unrelated       Related        Related       Unrelated
           Operation           in Operation      Owned(1)      Parties        Parties        Parties        Parties
    Restaurants:
      KFC                              34           34             0              0              0                0

    Movie Theatre
     Screens:

      Indoor                          200          144            50              6              0                0

    Hotels and Resorts
      Hotels                            4            2             0              0              0                2
      Resorts                           1            1             0              0              0                0

    Motels

      Budgetel                         84           78             0              1             19                1
      Woodfield Suites                  3            3             0              0              0                0
                                     ----         ----          ----           ----           ----             ----
            TOTALS                    326          262            50              7             19                3

   ________________

        (1) Three of the KFC restaurants, 17 of the movie theatre screens owned by the Company, and one of the motels are on land leased from unrelated parties under long-term leases. The Company's partnership interests in 19 Budgetel Inns that it manages and six indoor movie theatre screens that it leases are not included in this column.


             Certain of the above individual properties or facilities are subject to purchase money or construction mortgages or commercial lease financing arrangements, none of which encumbrances are considered in the aggregate to be material to the Company.

             Assuming exercise by the Company of all renewal and extension options, the terms of the Company's operating property leases expire on various dates, with over 90% of the leases expiring after 1996.

   Item 3.   Legal Proceedings.

             The Company does not believe that any pending legal proceeding involving the Company is material to its business. No legal proceeding required to be disclosed under this item was terminated during the fourth quarter of the Company's 1995 fiscal year.

   Item 4.   Submission of Matters to a Vote of Security Holders.

             No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's 1995 fiscal year.

                          EXECUTIVE OFFICERS OF COMPANY

             Each of the current executive officers of the Company is identified below together with information about each such officer's age, current position with the Company and employment history for at least the past five years:

        Name                           Position              Age

   Stephen H. Marcus        Chairman of the Board, President
                            and Chief Executive Officer      60

   Bruce J. Olson           Group Vice President             45

   H. Fred Delmenhorst      Vice President-Human Resources   54

   Kenneth A. MacKenzie     Chief Financial Officer,
                            Treasurer and Controller         61

   Thomas F. Kissinger      General Counsel and Secretary    35


             Stephen H. Marcus became Chairman of the Board of the Company in December 1991. He also served as Treasurer of the Company prior to the election of Mr. MacKenzie to such position in September 1987. In December 1988, he became the Chief Executive Officer of the Company, in addition to Chief Operating Officer. Mr. Marcus has been with the Company for 35 years.

             Bruce J. Olson has been employed in his present position with the Company since July 1991. Mr. Olson previously served as Vice President-Administration and Planning for the Company from September 1987 until July 1991 and as Executive Vice President and Chief Operating Officer of Marcus Theatres Corporation from August 1978 until October 1988, when he was appointed President of that corporation. Mr. Olson joined the Company in 1974.

             H. Fred Delmenhorst has been the Vice President-Human Resources since he joined the Company in December 1984.

             Kenneth A. MacKenzie has been the Controller of the Company or its Marcus Restaurants, Inc. subsidiary since June 1979. He was elected Treasurer of the Company in September 1987 and Chief Financial Officer in June 1993.

             Thomas F. Kissinger joined the Company in August 1993 as Secretary and Director of Legal Affairs and in August 1994 was promoted to General Counsel and Secretary. Prior thereto, Mr. Kissinger was associated with the law firm of Foley & Lardner for five years.

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

                                     PART II

   Item 5.   Market for the Company's Common Equity and Related Shareholder
             Matters.

                 Last Sale Price Range of Common Stock*

                    First        Second        Third       Fourth
                   Quarter       Quarter      Quarter      Quarter

                           Fiscal Year Ended May 25, 1995
    High           $28 5/8       $28          $28         $30 3/4

    Low            $24 5/8       $25          $24         $25 5/8

                           Fiscal Year Ended May 26, 1994

    High           $24 1/4       $26 1/4      $29 1/4     $28 1/2

    Low            $20 1/2       $23 3/4      $23 1/4     $25 3/4

   _________________________

        *The Company's Common Stock began trading on the New York Stock Exchange on December 14, 1993. Prior thereto, the Common Stock was quoted on the Nasdaq National Market.

             On August 11, 1995, there were 1,731 shareholders of record for the Common Stock and 33 shareholders of record for the Class B Common Stock.

             See Item 6 for information on the Company's cash dividends paid on its Common Stock. Cash dividends paid on the Company's Class B Common Stock were $.31 and $.25 per share in each of fiscal 1995 and 1994, respectively. On June 22, 1995, the Company's Board of Directors declared a cash dividend of $.40 per Common Share and $.3636 per Class B Common Share payable on August 1, 1995 to shareholders of record on July 20, 1995.

   Item 6.   Selected Financial Data.

                                                                             Fiscal Year

                                        1995           1994         1993         1992         1991           1990
    Operating Results
    (Dollars In Thousands)
    Revenues                          $277,990      $242,614      $212,910     $204,297      $188,008       $176,592
    Effective income tax rate            40.0%         39.3%         39.1%        39.5%         38.4%          34.2%
    Net earnings                      $ 24,136       $22,829*     $ 16,482     $ 13,289      $ 11,618       $ 10,781

    Common Stock Data
    Net earnings per share          $     1.84       $  1.74*    $    1.42    $    1.18     $    1.02      $     .94
    Cash dividends per common
     share                          $     0.34      $   0.28     $    0.26    $    0.22     $    0.20      $    0.18
    Average shares outstanding
     (In Thousands)                     13,127        13,107        11,648       11,255        11,364         11,484
    Book value per share            $    16.41     $   14.88     $   13.40    $   11.19     $   10.22      $    9.37

    Financial Position (Year
     End) (In Thousands)
    Total assets                      $407,082      $361,606      $309,455     $274,394      $255,117       $230,789
    Long-term debt                     116,364       107,681        78,995      100,032        96,183         85,563
    Shareholders' equity               214,464       193,918       173,980      124,874       114,697        106,983
    Capital expenditures                77,083        75,825        47,237       27,238        39,861         42,385

    Financial Ratios
    Current ratio (year end)               .41           .67           .90          .73           .65            .91
    Return on revenues                    8.7%          9.4%          7.7%         6.5%          6.2%           6.1%
    Return on average
     shareholders' equity                11.8%         12.4%         11.0%        11.1%         10.5%          10.5%


                                                             Fiscal Year

                                       1989          1988         1987        1986        1985
    Operating Results
    (Dollars In Thousands)
    Revenues                           $166,710     $162,393     $152,531    $141,202     $131,844
    Effective income tax rate             34.5%        40.3%        45.4%       39.7%        41.8%
    Net earnings                       $ 10,042     $ 10,073     $  8,078    $  8,719     $  8,215

    Common Stock Data
    Net earnings per share            $     .87    $     .87    $     .70   $     .75    $     .71
    Cash dividends per common
     share                            $    0.17    $    0.15    $    0.15   $    0.13    $    0.13
    Average shares outstanding
     (In Thousands)                      11,537       11,576       11,576      11,543       11,552
    Book value per share              $    8.61    $    7.93    $    7.20   $    6.65    $    6.04

    Financial Position (Year End)
     (In Thousands)
    Total assets                       $197,898     $181,354     $167,289    $156,343     $122,170
    Long-term debt                       64,163       56,635       55,255      52,316       31,537
    Shareholders' equity                 98,250       91,318       82,952      76,328       69,011
    Capital expenditures                 34,253       23,591       28,234      38,865       25,096

    Financial Ratios
    Current ratio (year end)                .75         1.00          .94        1.13         1.09
    Return on revenues                     6.0%         6.2%         5.3%        6.2%         6.2%
    Return on average
     shareholders' equity                 10.6%        11.6%        10.1%       12.0%        12.4%

   ___________________________

   * Includes one-time accounting change benefit of $1.8 million or $0.14 per share. See Item 7.


   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


   RESULTS OF OPERATIONS

   GENERAL

             The Marcus Corporation and its four divisions report their consolidated and individual segment results of operations on either a 52- or 53-week fiscal year. Each of fiscal 1995, 1994 and 1993 was a 52-week year for the Company and each of its divisions. Fiscal 1996 will be a 53-week fiscal year for the Company and the theatre division, while the remaining divisions will report on a 52-week fiscal year.

             Total consolidated revenues for fiscal 1995 were $278.0 million, an increase of $35.4 million, or 14.6%, compared to fiscal 1994
   consolidated revenues of $242.6 million.   Net earnings for fiscal 1995
   were $24.1 million, or $1.84 per share. Earnings increased $3.1 million, or 14.7%, over comparable fiscal 1994 earnings of $21.0 million, or $1.60 per share, excluding the one-time tax benefit described below. Including the one-time $1.8 million tax benefit, or $0.14 per share, resulting from the Company's adoption of SFAS 109 "Accounting for Income Taxes," fiscal 1994 net earnings were $22.8 million, or $1.74 per share. Weighted average shares outstanding for both fiscal 1995 and 1994 were $13.1 million. As a result of the recent substantial changes effected within the Company's restaurant division, as described below, the Company expects fiscal 1996 revenues to be lower than in fiscal 1995 and to be weighted more from the Company's two lodging segments and less from the Company's restaurant division. Fiscal 1996 net earnings should not be affected adversely by these changes.

             The Company's income tax expense for fiscal 1995 was $16.1 million, an increase of $2.5 million from fiscal 1994. The Company's effective tax rate for fiscal 1995 was 40.0% versus the prior fiscal year's 39.3%.

             Historically, the Company's first and fourth fiscal quarters have produced the strongest operating results, since such periods coincide with the typical summer seasonality of the movie theatre industry and the spring and summer strength of the travel and food service aspects of the Company's business. However, the Company has been experiencing less seasonality in its theatre segment over the past several fiscal years due to the continued movie industry emphasis on producing films directed to more diverse and mature audiences and a more consistent movie distribution release pattern.

             The Company is currently in the second year of an aggressive multi-year expansion plan which is expected to impact all four divisions. The Company's current plans include the following goals:

             - Increasing the number of Budgetel Inns up to 300 by the year 2000, with up to 10 new Company-owned and up to 20 new franchised motels planned to open in fiscal 1996. The Company believes that much of this anticipated future growth will ultimately come from its increasing emphasis on opening new franchised Budgetel Inns.

             - Continuing to expand the number of Company-owned Woodfield Suites by up to one or two units each year for the next few fiscal years, including up to two new facilities in fiscal 1996.

             - Doubling the number of movie theatre screens to 400 by the year 2000, with continued expansion outside of Wisconsin. A total of 44 new screens are currently planned to open in fiscal 1996, including 16 screens at two new multi-plex theatres (including one in Illinois) and new screen additions at five existing locations.

             - Adding up to one or two hotel properties each year over the next few fiscal years, either Company-owned or managed for others.

             - Expanding the Company's franchised KFC restaurants by approximately two new units per year, in addition to exploring the opening of new or converted KFC/Taco Bell combination restaurants.

             The actual number, mix and timing of future new facilities will depend in large part on continuing favorable industry and general economic conditions, the competitive environment, evolving customer needs and trends, and the availability of attractive opportunities. It is likely that the Company's expansion goals will continue to evolve and change in response to these and other factors.

   MOTELS

   Fiscal 1995 Versus Fiscal 1994

             Total revenues in fiscal 1995 for the motel division were $104.4 million, an increase of $15.4 million, or 17.2%, compared to $89.0 million in fiscal 1993. The motel division's operating profits in fiscal 1995 totaled $32.0 million, an increase of $6.0 million, or 22.9%, over the division's fiscal 1994 operating profits of $26.0 million.

             Average daily room rates increased by 6.3% at the Company's motels in fiscal 1995 principally as a result of increased demand from continued favorable lodging and general economic conditions. The Company's motel occupancy percentage in fiscal 1995 remained consistent with fiscal 1994, well above industry averages.

             At June 30, 1995, there were 110 Budgetel Inns and three Woodfield Suites in operation, compared to 98 Budgetel Inns and one Woodfield Suites at 1994 fiscal year end. Six new Company-owned Budgetel locations and four new franchised Budgetel locations opened in fiscal 1995. Together with the two new Woodfield Suites, the Company's new motels contributed additional revenues of $9.9 million and nominal operating profits in fiscal 1995. Similar comparative results are expected for new facilities opened in fiscal 1996.

   Fiscal 1994 Versus Fiscal 1993

             Total revenues in fiscal 1994 for the motel division were $89.0 million, an increase of $8.4 million, or 10.4%, compared to fiscal 1993. The motel division's operating profits in fiscal 1994 totaled $26.0 million, an increase of $2.2 million, or 9.4%, over the division's fiscal 1993 operating profits of $23.8 million.

             Occupancy and average daily room rates continued to increase at the Company's motels in fiscal 1994, principally as a result of improved economic conditions and an effective Budgetel advertising campaign. The Company's motel occupancy percentage increased by 1.4 percentage points in fiscal 1994 from fiscal 1993 and the average daily motel room rate increased by 4.0% in fiscal 1994 from 1993. The increased average occupancy percentage and daily room rate contributed almost $3.8 million to the motel division's increased fiscal 1994 revenues.

             At the close of fiscal 1994, there were 98 Budgetel Inns and one Woodfield Suites in operation, compared to 92 Budgetel Inns and one Woodfield Suites at 1993 fiscal year end. Five new Company-owned Budgetel locations and one new franchised Budgetel location opened in fiscal 1994. Together, the six new facilities contributed additional revenues of $4.6 million and nominal operating profits in fiscal 1994.

   THEATRES

   Fiscal 1995 Versus Fiscal 1994

             The theatre division's fiscal 1995 revenues were $54.0 million, an increase of $3.5 million, or 6.9%, over $50.5 million in fiscal 1994. Operating profits for fiscal 1995 were $12.2 million, an increase of almost $700,000, or 6.0%, from $11.5 million in fiscal 1994.

             At June 30, 1995, the Company operated 200 screens at 36 locations in Wisconsin and Illinois, compared to 189 screens at 36 locations at the end of fiscal 1994. Consistent with the Company's long-term strategic plan to focus on operating large multi-screen theatres, the Company opened new eight-plex theatres in Delafield, Wisconsin, in November 1994 and in Green Bay, Wisconsin, on the first day of fiscal 1996. Additionally, three theatres with a total of five screens were closed in fiscal 1995, two of which were sold, and the Company did not renew the lease for fiscal 1996 on its last outdoor theatre. These locations contributed $632,000 of revenues in fiscal 1995, with associated pretax operating losses of $175,000. The addition of the new Delafield theatre for a part of the fiscal year and the operation of the Gurnee Mills ten-plex theatre for an entire year generated additional revenues of over $3.8 million compared to fiscal 1994.

             Revenues of the theatre business are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which the Company has no control. In fiscal 1995, over 160 first-run films were released, including such box office hits as The Lion King, Forrest Gump, The Santa Clause, True Lies and Speed. Each of these films produced box office receipts in excess of $1.0 million for the theatre division. Approximately the same number of first-run films were released in fiscal 1994. The Company had six films contribute box office receipts in excess of $1 million in fiscal 1994.

             Total box office receipts in fiscal 1995 were $38.3 million, an increase of $2.8 million, or 8.0%, from $35.5 million in fiscal 1994.
   This increase can be attributed to a 3.1% increase in attendance and a 4.8% increase in the average ticket price. The increase in attendance was due solely to the addition of the new Delafield theatre for the last half of the fiscal year and the operation of Gurnee Mills for an entire fiscal year. Attendance at other comparable locations decreased 2.0% between fiscal years.

             Vending revenues in fiscal 1995 were $14.6 million, an increase of $1.0 million, or 7.3%, over $13.6 million in fiscal 1994, due to the increase in theatre attendance and the 3.5% increase in the average concession sales per person in fiscal 1995 from fiscal 1994.

   Fiscal 1994 Versus Fiscal 1993

             The theatre division's fiscal 1994 revenues were $50.5 million, an increase of $6.7 million, or 15.2%, over fiscal 1993. Operating profits for fiscal 1994 were $11.5 million, an increase of $1.9 million, or 19.5%, over $9.6 million in fiscal 1993.

             At fiscal 1994 year end, the Company operated 189 screens at 36 locations in Wisconsin and Illinois, compared to 184 screens at 38 locations at the end of fiscal 1993. The Company opened its first Illinois location in fiscal 1994 at Gurnee Mills in metropolitan Chicago, sold a previously closed outdoor theatre, sold two indoor theatres having a total of three screens and closed one twin-screen theatre. These theatre sales and closure resulted in a reduction of approximately $445,000 of revenues from fiscal 1993. In fiscal 1994, over 160 first-run films were released, including such box office hits as Jurassic Park, Mrs. Doubtfire, The Fugitive, Sleepless in Seattle, The Firm and Schindler's List. Each of these films produced box office receipts in excess of $1.0 million for the theatre division.

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

   HOTELS AND RESORTS

   Fiscal 1995 Versus Fiscal 1994

             Total revenues from the Company's hotels and resorts division in fiscal 1995 increased by $13.0 million, or 40.1%, to $45.3 million, compared to the $32.3 million recognized in the previous fiscal year, while operating profits decreased by $1.1 million, or 42.2%, to $1.5 million, compared to the $2.6 million earned in fiscal 1994. The reason for the reduction in operating profits was the continuing non-capitalized start-up and renovation expenses incurred for ongoing upgrades at the Grand Geneva Resort & Spa.

             The division's increase in revenues in fiscal 1995 was attributable principally to an 11.4% increase in occupancy rates and a 16.5% increase in room rates. The increase in occupancy rates was due primarily to generally favorable economic conditions and the increase in room rates was mainly due to the relatively higher room rates at the newly renovated Grand Geneva which was open for the entire fiscal year. These factors contributed $14.2 million to the division's revenues in fiscal 1995. Additionally, the continuing favorable customer response to the fiscal 1994 renovation of the Pfister Hotel contributed positively to fiscal 1995 revenues, while the temporary closing of the Marc Plaza for major renovation and remodeling for the last half of fiscal 1995 modestly reduced revenues. The remainder of the fiscal 1995 revenue increase was derived from an entire fiscal year of management fees from operating the Mead Inn and the Crowne Plaza-Northstar. The Company elected not to renew its Sheraton-Mayfair Inn operating agreement for fiscal 1996. This decision should reduce revenues modestly in fiscal 1996, with no significant expected effect on operating profits.

             The Marc Plaza Hotel reopened as the Milwaukee Hilton on June 1, 1995. The Company believes that its new franchise affiliation with Hilton Hotels Corporation, together with favorable customer reaction to its renovation, will positively impact the hotel's occupancy and room rates in fiscal 1996.

   Fiscal 1994 Versus Fiscal 1993

             Total revenues from the Company's hotels and resorts division in fiscal 1994 increased by $3.9 million, or 13.6%, to $32.3 million, over the previous fiscal year, while operating profits increased by $500,000, or 21.8%, to $2.6 million, over fiscal 1993. Fiscal 1994 occupancy rates at the Company's three continuing hotels increased by 5.8% and average room rates for the division increased by 1.4% in fiscal 1994. The increase in occupancy and room rates contributed $1.2 million to the division's revenues in fiscal 1994. The remainder of the division's increase in revenues in fiscal 1994 was attributable principally to the opening of the Grand Geneva Resort & Spa and, to a significantly lesser extent, management fees derived from the partial year of operating the Company's two newly managed hotels during fiscal 1994.

             During fiscal 1994, the hotels and resorts division added three new properties totaling 735 rooms through the Company's July 1993 purchase of the Grand Geneva Resort & Spa and by entering into two hotel management contracts, one for the 226-room Crowne Plaza-Northstar in November 1993, and the other for the 154-room Mead Inn in February 1994.

   RESTAURANTS

   Fiscal 1995 Versus Fiscal 1994

             Substantial changes occurred in the Company's restaurant division during and shortly after fiscal 1995. Consistent with the Company's previously announced plan to close or sell limited potential restaurant locations, during the fiscal year the Company divested 11 Marc's Cafe & Coffee Mill restaurants by leasing the restaurants to a group of former restaurant division employees and closed its three remaining Marc's Big Boy, two Big Boy Expresses, one KFC and one Original Gino's East of Chicago restaurants.

             On June 30, 1995, the Company sold its Applebee's Neighborhood Grill & Bar restaurants and associated development rights for approximately $48.3 million and recognized a pretax gain on disposition of approximately $27.5 million. The Company also continues to lease two of these restaurants to the buyer. The sale of its Applebee's restaurants, together with the fiscal 1995 divestiture of its other restaurants, is expected to reduce fiscal 1996 restaurant division revenues by approximately $46 million, but fiscal 1996 operating profits are not expected to be materially adversely affected. The Company currently plans to continue operating its franchised KFC restaurants. The estimated $1.3 million in annual rental income from leasing the 11 divested Marc's Cafes and the two sold Applebee's will be treated as restaurant division revenue in fiscal 1996.

             Restaurant division revenues totaled almost $74.1 million for fiscal 1995, an increase of almost $3.7 million, or 5.2%, from $70.4 million in fiscal 1994. The revenue increase was due almost entirely to the Company's five newly opened Applebee's, the operation of three additional Applebee's for an entire fiscal year, and increasing customer counts and average check amounts at the Company's 10 continuing Applebee's and 34 KFC restaurants. The division's operating profits for fiscal 1994 were $3.3 million, an increase of $1.8 million, or 121.3%, from operating profits of $1.5 million in fiscal 1994. Fiscal 1995 operating profit improvements were derived principally from improved same store sales at continuing Applebee's and KFCs and expense savings realized from divesting its underperforming restaurants.

             The Company's KFC operating profits increased significantly in fiscal 1995 over fiscal 1994. KFC's decreased fiscal 1995 guest counts were more than offset by an increase in average check amounts, resulting in a same store sales increase of 1.7% in fiscal 1995 over fiscal 1994. The Company believes that this result was largely caused by the focus of the franchisor's promotional campaign on higher priced family meals. The Company plans to open one or two new KFCs in fiscal 1996.

             The Company is also exploring the potential conversion of several of its KFC restaurants into combination KFC/Taco Bell restaurants, but does not expect any such determination to have a material effect on the division's fiscal 1996 revenues. The Company closed one KFC restaurant in fiscal 1995 and plans to close three additional units in fiscal 1996. Such closures are expected to have a positive effect on KFC's operating profits in fiscal 1996.

   Fiscal 1994 Versus Fiscal 1993

             Restaurant division revenues totaled $70.4 million for fiscal 1994, an increase of $11.4 million, or 19.3%, from fiscal 1993. The revenue increase was due almost entirely to the Company's newly opened Applebee's restaurants and increasing customer counts and average check amounts at the Company's continuing Applebee's and KFC restaurants. The division's operating profits for fiscal 1994 were $1.5 million, an increase of $900,000 from fiscal 1993. Fiscal 1994 operating profit improvements were derived principally from improved same store sales at continuing Applebee's and cost savings realized from closing or selling a number of underperforming Big Boy restaurants during the last two fiscal years.

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

             KFC experienced an increase in guest counts, coupled with an increase in average check amounts, which resulted in a same store sales increase of 5.2%, or approximately $1.2 million, over fiscal 1993. During fiscal 1994, the Company's KFC restaurants introduced two new franchisor-sponsored products, The Colonel's Rotisserie Gold Chicken in the fall of 1993, and a new eight-piece fried chicken cut with larger breast pieces in May 1994. These new products contributed approximately $2.0 million in revenues in fiscal 1994. Additionally, the Company realized $288,000 in additional revenue during the year from the relocation of two KFC restaurants in Milwaukee.

             The Company continued to reduce its number of underperforming Marc's Big Boy restaurants by closing one Big Boy during fiscal 1994. The Big Boy closing, combined with the other Big Boy closings in fiscal 1993, resulted in a loss of $2.1 million of fiscal 1993 revenues, but had a positive impact of $340,000 on the division's fiscal 1994 operating profits.

             The Marc's Cafe & Coffee Mill concept entered its second year in fiscal 1994, continuing its developmental process as customer counts and same store sales varied by location. On an aggregate basis, revenues and operating profits in fiscal 1994 from Marc's Cafes were flat compared to fiscal 1993.

   FINANCIAL CONDITION

             The Company's lodging, movie theatre and restaurant businesses each generate significant and consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. The Company believes that these consistent and predictable cash sources, together with the availability to the Company of $27 million in unused credit lines at fiscal 1995 year end, should be adequate to support the ongoing operational liquidity needs of the Company's businesses.

             Net cash provided by operations increased by $6.7 million, or 13.4%, in fiscal 1995 to $56.9 million compared to fiscal 1994. The increase resulted from increased net earnings, an increase in depreciation and amortization expense reflecting the Company's continuing facilities expansion and an increase in deferred income taxes.

             Net cash used in investing activities decreased by $7.3 million, or 9.8%, to $67.5 million in fiscal 1995. The decrease was due primarily to an increase of $3.7 million in cash received from joint ventures. The Company also made a $2.9 million loan to an affiliated hotel in fiscal 1994. The most significant amount of capital spent by the Company during fiscal 1995 was on the continued improvements at the Grand Geneva and on the remodeling and renovation of the Milwaukee Hilton. Other significant capital expenditures in fiscal 1995 were made in opening the Company's two new multi-plex theatres and its newly opened Budgetel Inns and Woodfield Suites.

             Principally as a result of funding a portion of the Company's fiscal 1995 facility expansions and renovations, the Company's total debt increased to $125.6 million at the close of fiscal 1995, compared to $112.0 million at the end of fiscal 1994, primarily through increased borrowings on its line of credit and from commercial paper issuances. Net cash provided by financing activities was $9.4 million in fiscal 1995, a decrease of $9.3 million, or 49.7%, from fiscal 1994, as the Company financed more of its capital requirements from operating activities. The Company's debt-capitalization ratio remained constant at 0.37 at May 25, 1995, compared to the prior fiscal year end. Additionally, the Company received $48.3 million from the sale of its Applebee's restaurants in June 1995, which the Company intends to use to help finance its growth plans.

             The current aggregate estimated cost of the Company's multi-year expansion plan, which began in fiscal 1994, is between $350 million and $400 million, with total expenditures (including normal continuing capital maintenance projects) of $75.8 million and $77.1 million incurred in fiscal 1994 and 1995, respectively, and estimated total capital expenditures in fiscal 1996 expected to be $130 million. The Company's fiscal 1996 expansion plans are expected to be funded by cash generated from operations, the funds received from its disposition of its Applebee's restaurants and other sold facilities and additional bank debt.

             At the end of fiscal 1995, the Company maintained one interest rate swap agreement on a notional amount of $15.0 million in order to ensure a favorable long-term interest rate. This swap agreement has not had, and is not expected to have, any material adverse impact on the Company's results of operations or financial condition. (See Note 4 of Notes to Consolidated Financial Statements.)

   Item 8.   Financial Statements and Supplementary Data.



                         REPORT OF INDEPENDENT AUDITORS

   The Board of Directors and Shareholders
      of The Marcus Corporation

   We have audited the accompanying consolidated balance sheets of The Marcus Corporation (the Company) as of May 25, 1995 and May 26, 1994, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended May 25, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at May 25, 1995 and May 26, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 25, 1995, in conformity with generally accepted accounting principles.

   As discussed in Note 7 to the consolidated financial statements, effective May 28, 1993, the Company changed its method of accounting for income taxes.



   Milwaukee, Wisconsin                         ERNST & YOUNG LLP
   July 21, 1995

                             THE MARCUS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                 May 25, 1995  May 26, 1994
                                                       (In Thousands)
   ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                   $    8,798    $   9,974
     Accounts and notes receivable (Note 3)           6,166        6,359
     Receivables from joint ventures (Note 9)         1,861        7,983
     Other current assets                             4,817        3,049
                                                    -------      -------
   Total current assets                              21,642       27,365


   PROPERTY AND EQUIPMENT, net (Note 3)             374,284      321,871

   OTHER ASSETS:
     Investments in joint ventures (Notes 8 and
        9)                                              629          662
     Other (Note 10)                                 10,527       11,708
                                                   --------      -------
   Total other assets                                11,156       12,370
                                                   --------      -------
   Total assets                                    $407,082     $361,606
                                                  =========     ========


   LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Notes payable (Note 9)                      $    4,452   $    4,533
     Accounts payable                                17,886       13,248
     Income taxes                                     2,069        2,796
     Taxes other than income taxes                    9,091        7,307
     Accrued compensation                             1,458        1,448
     Other accrued liabilities                        8,052        6,978
     Current maturities on long-term debt
        (Note 4)                                      9,245        4,357
                                                   --------      -------
   Total current liabilities                         52,253       40,667

   LONG-TERM DEBT (Note 4)                          116,364      107,681

   DEFERRED INCOME TAXES (Note 7)                    19,957       15,999

   DEFERRED COMPENSATION AND OTHER (Note 6)           4,044        3,341

   COMMITMENTS, LICENSE RIGHTS AND CONTINGENCIES
     (Note 8)

   SHAREHOLDERS' EQUITY (Note 5):
     Preferred Stock, $1 par; authorized
        1,000,000 shares; none issued
     Common Stock:
        Common Stock, $1 par; authorized
          30,000,000 shares; issued 7,522,368
          shares in 1995 and 7,365,987 shares in
          1994                                        7,522        7,366
        Class B Common Stock, $1 par; authorized
          20,000,000 shares; issued and
          outstanding 6,068,952 shares in 1995
          and 6,225,333 shares in 1994                6,069        6,225
     Capital in excess of par                        45,154       44,745
     Retained earnings                              159,675      139,777
                                                   --------     --------
                                                    218,420      198,113
     Less cost of Common Stock in treasury
        (525,847 shares in 1995 and 559,608
        shares in 1994)                               3,956        4,195
                                                   --------     --------
   Total shareholders' equity                       214,464      193,918
                                                   --------     --------
   Total liabilities and shareholders' equity      $407,082     $361,606
                                                   ========     ========

   See accompanying notes.

                             THE MARCUS CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                         THREE YEARS ENDED MAY 25, 1995


                                      May 25,      May 26,      May 27,
                                        1995         1994        1993
                                    (In Thousands, Except Per Share Data)
   REVENUES:
     Rooms and telephone             $119,705     $100,691    $  91,332
     Food and beverage                 89,755       81,948       69,225
     Theatre operations                53,733       50,263       43,551
     Other income                      14,797        9,712        8,802
                                     --------     --------      -------
   Total revenues                     277,990      242,614      212,910

   COSTS AND EXPENSES:
     Rooms and telephone               42,780       37,100       33,603
     Food and beverage                 69,137       63,470       54,565
     Theatre operations                32,612       30,212       26,285
     Advertising and marketing         16,241       13,348       11,997
     Administrative                    23,080       21,569       18,794
     Depreciation and amortization     23,570       20,385       18,273
     Rent (Note 8)                      3,727        3,572        3,028
     Property taxes                     9,488        8,873        8,320
     Other operating expenses          10,560        6,201        4,911
                                     --------     --------     --------
   Total costs and expenses           231,195      204,730      179,776
                                     --------     --------     --------

   OPERATING INCOME                    46,795       37,884       33,134

   OTHER INCOME (LOSS):
     Interest income                    1,525        2,162        1,825
     Interest expense                  (8,587)      (6,931)      (7,200)
     Gain (loss) on disposition
        of property and equipment         463        1,539         (717)
                                      -------      -------      -------
                                       (6,599)      (3,230)      (6,092)
                                      -------     --------      -------
   EARNINGS BEFORE INCOME TAXES AND
     CHANGE IN ACCOUNTING PRINCIPLE    40,196       34,654       27,042
   INCOME TAXES (Note 7)               16,060       13,607       10,560
                                      -------      -------      -------
   EARNINGS BEFORE CHANGE IN
     ACCOUNTING PRINCIPLE              24,136       21,047       16,482

   CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING FOR INCOME TAXES
     (Note 7)                               -        1,782            -
                                    ---------    ---------     --------
   NET EARNINGS                     $  24,136    $  22,829    $  16,482
                                     ========    =========    =========
   EARNINGS PER SHARE:
     Earnings before change in
        accounting principle       $     1.84   $     1.60   $     1.42
     Cumulative effect of change
        in accounting for income
        taxes                               -          .14            -
                                     --------    ---------    ---------

     Net earnings                  $     1.84   $     1.74   $     1.42
                                    =========    =========    =========

   WEIGHTED AVERAGE SHARES
     OUTSTANDING (Note 5)              13,127       13,107       11,648
                                     ========    =========    =========

   See accompanying notes.

                             THE MARCUS CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                         THREE YEARS ENDED MAY 25, 1995

                                     Class B  Capital
                           Common    Common   in Excess  Retained   Treasury
                           Stock      Stock    of Par    Earnings     Stock
                                            (In Thousands)

   BALANCES AT MAY 28,
    1992                    $3,508    $4,384   $15,666   $106,675    $(5,359)
    Cash dividends:
      $.23 per share
       Class B Common
       Stock                     -         -         -     (1,203)         -
      $.26 per share
       Common Stock              -         -         -     (1,525)         -
    Three-for-two stock
      split                  1,767     2,177    (3,944)         -          -
    Secondary stock
      offering               1,755         -    32,856          -          -
    Exercise of stock
      options                    -         -      (226)         -        646
    Purchase of treasury
      stock                      -         -         -          -        (50)
    Savings and
      profit-sharing
      contribution               -         -       203          -        163
    Reissuance of
      treasury stock             -         -         2          -          3
    Conversions of Class
      B Common Stock           239      (239)        -          -          -
    Net earnings for the
      year                       -         -         -     16,482          -
                          --------   -------  --------   --------    -------
   BALANCES AT MAY 27,
    1993                     7,269     6,322    44,557    120,429     (4,597)
    Cash dividends:
      $.25 per share
       Class B Common
       Stock                     -         -         -     (1,609)         -
      $.28 per share
       Common Stock              -         -         -     (1,872)         -
    Exercise of stock
      options                    -         -       (38)         -        389
    Purchase of treasury
      stock                      -         -         -          -       (148)
    Savings and
      profit-sharing
      contribution               -         -       224          -        160
    Reissuance of
      treasury stock             -         -         2          -          1
    Conversions of Class
      B Common Stock            97       (97)        -          -          -
    Net earnings for the
      year                       -         -         -     22,829          -
                          --------   -------  --------  ---------   --------
   BALANCES AT MAY 26,
    1994                     7,366     6,225    44,745    139,777     (4,195)
    Cash dividends:
      $.31 per share
       Class B Common
       Stock                     -         -         -     (1,924)         -
      $.34 per share
       Common Stock              -         -         -     (2,314)         -
    Exercise of stock
      options                    -         -         -          -        186
    Savings and
      profit-sharing
      contribution               -         -       404          -         49
    Reissuance of
      treasury stock             -         -         5          -          4
    Conversions of Class
      B Common Stock           156      (156)        -          -          -
    Net earnings for the
      year                       -         -         -     24,136          -
                           -------   -------  --------  ---------   --------
   BALANCES AT MAY 25,
    1995                    $7,522    $6,069   $45,154   $159,675    $(3,956)
                           =======   =======  ========  =========  =========

   See accompanying notes.

                             THE MARCUS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         THREE YEARS ENDED MAY 25, 1995

                                       May 25,     May 26,     May 27,
                                         1995        1994        1993
                                                (In Thousands)
   OPERATING ACTIVITIES
   Net earnings                       $24,136     $22,829     $16,482
   Adjustments to reconcile net
    earnings to net cash provided by
    operating activities:
    Earnings on investments in joint
      ventures                           (701)       (533)       (641)
    Loss (gain) on disposition of
      property and equipment             (463)     (1,539)        717
    Depreciation and amortization      23,570      20,385      18,273
    Deferred income taxes               3,958       1,643       1,580
    Deferred compensation and other       703         901         211
    Contribution of Company stock to
      savings and profit-sharing plan     453         384         366
    Changes in assets and
      liabilities:
      Accounts and notes receivable       193        (862)       (166)
      Other current assets             (1,768)     (1,375)        374
      Accounts payable                  4,638       6,398        (363)
      Income taxes                       (727)      2,535      (1,610)
      Taxes other than income taxes     1,784         (12)      1,027
      Accrued compensation                 10        (106)       (734)
      Other accrued liabilities         1,074       1,272       1,277
                                      -------     -------    --------
   Total adjustments                   32,724      29,091      20,311
   Cumulative effect of change in
    accounting for income taxes
    (Note 7)                                -      (1,782)          -
                                      -------    --------     -------

   Net cash provided by operating
    activities                         56,860      50,138      36,793

   INVESTING ACTIVITIES
   Additions to property and
    equipment                         (77,083)    (75,825)    (47,237)
   Proceeds from disposals of
    property and equipment              1,695       3,349       1,782
   Payment for purchase of interest
    in joint ventures, net of cash
    acquired                                -        (692)          -
   Net distributions from joint
    ventures                              734         841           -
   Loan to affiliated hotel                 -      (2,860)          -
   (Increase) decrease in other
    assets                              1,049      (1,986)       (126)
   Cash received from (advanced to)
    joint ventures                      6,122       2,389         (24)
                                     --------    --------    --------
   Net cash used in investing
    activities                        (67,483)    (74,784)    (45,605)


   FINANCING ACTIVITIES
   Debt transactions:
    Net proceeds from issuance of
      long-term debt                   17,984      64,650       3,695
    Principal payments on notes
      payable and long-term debt       (4,494)    (42,594)    (19,401)
   Equity transactions:
    Proceeds from secondary stock
      offering                              -           -      34,611
    Treasury stock transactions,
      except for stock options              9        (145)        (45)
    Exercise of stock options             186         351         420
    Dividends paid                     (4,238)     (3,481)     (2,728)
                                      -------    --------    --------
   Net cash provided by financing
    activities                          9,447      18,781      16,552
                                       ------   ---------    --------

   Net increase (decrease) in cash
    and cash equivalents               (1,176)     (5,865)      7,740

   Cash and cash equivalents at
    beginning of year                   9,974      15,839       8,099
                                     --------     -------     -------
   Cash and cash equivalents at
    end of year                      $  8,798    $  9,974     $15,839
                                     ========    ========     =======


   See accompanying notes.

                             THE MARCUS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 25, 1995


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

   Fiscal Year - The Company reports on a 52/53-week year ending the last Thursday of May. All periods presented include 52 weeks.

   Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market.

   Inventories - Inventories, consisting principally of food and beverages, are stated at average cost or at first-in, first-out cost.

   Preopening Costs - Certain costs incurred prior to opening new or remodeled motels, remodeled hotels and certain restaurant concepts are deferred and charged to operations over the 12 months subsequent to the opening. Similar expenses incurred in connection with the opening and remodeling of theatres and all other restaurants are deferred and charged to operations at the time of opening.

   Depreciation and Amortization - Depreciation and amortization of property and equipment, including capital leases, is provided using the straight-line method over the following estimated useful lives:

                                                     Years

                    Land improvements              10 -  33
                    Buildings and improvements     10 -  33
                    Leasehold improvements          3 -  33
                    Furniture, fixtures and
                     equipment                      3 -  15

   Advertising and Marketing Costs - The Company expenses all advertising and marketing costs as incurred.

   Net Earnings Per Share - Net earnings per share were computed based on the weighted average number of shares of Common Stock, Class B Common Stock and common stock equivalents (stock options) outstanding during the year.

   Capitalization of Interest - The Company capitalizes interest on borrowed funds during construction periods by adding such interest to the cost of property and equipment. Interest of approximately $867,000, $726,000 and $314,000 was capitalized in fiscal 1995, 1994 and 1993, respectively.

   Reclassifications - Certain items in the accompanying fiscal 1994 and 1993 financial statements have been reclassified to conform to the fiscal 1995 presentation.

   2. Disposition of Restaurant Properties

   Pursuant to an asset purchase agreement dated April 12, 1995, the Company completed the sale of its 18 existing Applebee's Neighborhood Grill & Bar restaurants (Applebee's), two Applebee's under construction, five Applebee's under development and its development rights for Applebee's to Apple South, Inc. (the Purchaser). On June 5, 1995, the Company entered into a management agreement with the Purchaser, whereby the Purchaser would commence immediately managing, operating and assuming all of the Company's existing operating and development responsibilities related to the Company's Applebee's restaurant operations. The Purchaser is entitled to all profits of the restaurants since June 5, 1995, as reimbursement for its management service.

   On June 30, 1995, proceeds from the sale of approximately $48.3 million were received in cash. The Company expects to realize a pretax gain of approximately $27.5 million. Operating results related to the Company's Applebee's operations were as follows:

                                          Year ended
                          May 25, 1995   May 26, 1994   May 27, 1993
                                        (In Thousands)

   Revenues                 $35,574        $24,438        $12,456
   Operating income
    (loss)                    2,250            983           (307)

   On February 27, 1995, the Company leased 11 of its Marc's Cafe & Coffee Mill restaurants to a group led by former members of the restaurants' management team. The lease terms, which include certain buyout incentives, differ for each location with the leases expiring on various dates from February 28, 1996 through February 28, 2001. Revenues related to the Company's operation of the 11 restaurants were $10,169,000, $14,958,000 and $14,677,000 for fiscal years ended May 25, 1995, May 26, 1994 and May 27, 1993, respectively. The leasing of the restaurants is not expected to have a significant impact on operating income.

   3. Additional Balance Sheet Information

   The composition of accounts and notes receivable is as follows:

                                         May 25, 1995  May 26, 1994
                                                (In Thousands)

   Trade receivables                         $2,667         $2,720
   Notes receivable                             758          1,603
   Other receivables                          2,741          2,036
                                            -------         ------
                                             $6,166         $6,359
                                            =======        =======


   The composition of property and equipment, which is stated at cost, is as follows:

                                          May 25, 1995 May 26, 1994
                                                (In Thousands)

   Land and improvements                  $  54,740      $  49,618
   Buildings and improvements               290,219        231,905
   Leasehold improvements                     7,562          7,565
   Furniture, fixtures and equipment        128,035        118,123
   Construction in progress                  27,434         37,302
                                            -------       --------
   Total property and equipment             507,990        444,513
   Less accumulated depreciation and
    amortization                            133,706        122,642
                                           --------       --------
                                           $374,284       $321,871
                                           ========       ========



   4. Long-Term Debt

   Long-term debt is summarized as follows:

                                          May 25, 1995  May 26, 1994
                                                (In Thousands)

   Mortgage notes due to 2000              $  10,513     $  13,130
   Senior notes, unsecured, due 2005 at
    10.22%                                    27,298        28,773
   Industrial Development Revenue Bonds
    due to 2006                                9,814        10,135
   Unsecured term notes                       60,000        60,000
   Commercial paper                           12,984             -
   Revolving credit agreement                  5,000             -
                                             -------      --------
                                             125,609       112,038
   Less current maturities                     9,245         4,357
                                            --------      --------
                                            $116,364      $107,681
                                            ========     =========

   Substantially all of the mortgage notes, both fixed rate and adjustable, bear interest from 7.75% to 9.25% at May 25, 1995. Adjustable rate Industrial Development Revenue Bonds ($5,665,000 at May 25, 1995) bear interest at 76.5% of prime plus 1% (8.43% at May 25, 1995), or are adjustable based on high quality tax-exempt obligation rates (approximately 4.5% at May 25, 1995). The Company's remaining Industrial Development Revenue Bonds bear interest at approximately 8.8%.

   The mortgage notes and the Industrial Development Revenue Bonds are secured by the related land, buildings and equipment.

   The Company has three unsecured term notes outstanding, as follows:

                                          May 25, 1995 May 26, 1994

                                               (In thousands)

   Note due May 31, 2004, with quarterly
    principal payments of $781,250 due
    beginning May 31, 1996. The variable
    interest rate is based on the LIBOR
    rate with an effective rate of 6.88%
    at May 25, 1995.                        $25,000      $25,000

   Note due February 1, 2001, with
    quarterly principal payments of
    $714,286 due beginning May 1, 1997.
    The variable interest rate is based
    on the LIBOR rate with an effective
    rate of 7.13% at May 25, 1995.           20,000       20,000

   Note due November 1, 2000, with
    quarterly principal payments of
    $750,000 due beginning January 1,
    1996. The variable interest rate is
    based on the LIBOR rate with an
    effective rate of 5.83% at May 25,
    1995.                                    15,000       15,000
                                            -------      -------
                                            $60,000      $60,000
                                           ========      =======

   The Company issues commercial paper through an agreement with a bank. The agreement requires the Company to maintain unused bank lines of credit at least equal to the principal amount of its outstanding commercial paper. At May 25, 1995, after reduction for outstanding commercial paper borrowings, the Company had $27,016,000 of unused credit lines available under various bank revolving credit agreements. Interest on amounts outstanding under one of the revolving credit agreements was 7.35% at May 25, 1995. There is an annual commitment fee of .25% of the unused portion of $40,000,000 of these commitments. Interest on outstanding commercial paper borrowings at May 25, 1995, ranged from 6.15% to 6.25%. The Company has the ability to replace commercial paper borrowings with long-term borrowings under its revolving credit agreement, which matures October 31, 1997. Accordingly, the Company has classified its outstanding commercial paper borrowings at May 25, 1995, as long-term debt.

   Scheduled annual principal payments on long-term debt for the five years subsequent to May 25, 1995, are:

                          Fiscal               (In
                            Year           Thousands)

                            1996           $  9,245
                            1997              9,385
                            1998             29,741
                            1999             16,834
                            2000             12,695

   Interest paid, net of amounts capitalized, in 1995, 1994 and 1993 totaled $8,610,000, $7,266,000 and $7,277,000, respectively.

   The Company entered into interest rate swap agreements on a notional amount aggregating $30,000,000. Two of the swap agreements covering $15,000,000 were terminated during 1995 at a loss of $185,000. The remaining swap agreement covering $15,000,000 expires October 31, 2000, and requires the Company to pay interest at a defined fixed rate of 5.08% while receiving interest at a defined variable rate of three-month LIBOR (6.125% at May 25, 1995), which effectively converts $15,000,000 of the Company's variable rate unsecured term notes to a fixed rate of 5.08%. The Company recorded the net interest expense related to these swap agreements as incurred, totaling $61,000 and $94,000 in 1995 and 1994, respectively. The accompanying consolidated balance sheet at May 25, 1995, does not reflect the fair market value of the remaining swap agreement as determined by the lender, which totals approximately $475,000.

   The carrying amounts of the Company's long-term debt, based on the respective rates and prepayment provisions, approximates their fair value.


   5. Shareholders' Equity

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

   Shareholders have approved the issuance of up to 612,500 shares of Common Stock under various stock option plans. The options generally become exercisable 40% after two years, 60% after three years and 80% after four years. The remaining options are exercisable four and one-half years after the date of the grant. At May 25, 1995, there were 158,045 shares available for grants under the plans.

   Transactions with respect to the Company's stock option plans for each of the three years in the period ended May 25, 1995, are summarized as follows:

                                     Price Range           Number of
                                                             Shares

   Outstanding at May 28,
    1992                            $7.00 - $9.67          164,775
    Granted                             $15.00             119,550
    Exercised                       $7.00 - $9.67          (64,080)
    Canceled                        $7.00 - $9.67           (7,080)
                                                          --------
   Outstanding at May 27,
    1993                            $7.00 - $15.00         213,165
    Granted                        $20.75 - $27.00         140,850
    Exercised                       $7.00 - $15.00         (32,085)
    Canceled                        $7.00 - $15.00         (28,215)
                                                          --------
   Outstanding at May 26, 1994      $7.00 - $27.00         293,715
    Granted                        $26.63 - $28.75          83,700
    Exercised                       $7.00 - $15.00         (17,210)
    Canceled                        $7.67 - $27.00         (44,490)
                                                           -------
   Outstanding at May 25, 1995      $7.00 - $28.75         315,715
                                                          ========
   Shares exercisable at May 25,
    1995                                                    67,425
                                                           =======

   The Company's Board of Directors has approved the repurchase of up to 750,000 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options. The Company purchased 6,167 and 3,451 shares pursuant to this plan during 1994 and 1993, respectively. There were no purchases in 1995. At May 25, 1995, there were 236,538 shares available for repurchase under this authorization.

   The Company's loan agreements include, among other covenants, restrictions on retained earnings and maintenance of certain financial ratios. At May 25, 1995, retained earnings of approximately $60,563,000 were unrestricted.

   6. Employee Benefit Plans

   The Company has a qualified profit-sharing savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides for a contribution of a minimum of 1% of defined compensation for all plan participants and matching of 25% of employee contributions up to 6% of defined compensation. In addition, the Company may make additional discretionary contributions. The Company also sponsors unfunded nonqualified defined benefit and deferred compensation plans. Pension and profit-sharing expense for all plans was $917,000, $1,138,000 and $902,000 for 1995, 1994 and 1993, respectively.

   7. Income Taxes

   Income tax expense consists of the following:

                                           Year ended
                                  May 25,    May 26,    May 27,
                                   1995        1994       1993
   Currently payable:                    (In Thousands)
    Federal, after jobs tax
       credits of $185,000,
       $300,000 and $350,000,
       respectively             $  9,273   $  9,470   $  7,068
    State                          2,829      2,494      1,912
   Deferred                        3,958      1,643      1,580
                                 -------    -------    -------
                                 $16,060    $13,607    $10,560
                                 =======   ========   ========

   Effective May 28, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse.

   As of May 28, 1993, the Company recorded a tax benefit of $1,782,000, or $.14 per share, which represents the net change in its deferred income tax assets and liabilities at that date. Such amount has been reflected in the consolidated statement of earnings as the cumulative effect of change in accounting for income taxes.

   The components of the net deferred tax liability were as follows:

                                          May 25,     May 26,
                                            1995        1994
                                             (In Thousands)
   Deferred tax assets:
    Tax credit carryforwards         $         -   $     921
    Accrued employee benefits                787         604
    Other accrued liabilities                294         203
                                          ------      ------
   Total deferred assets                   1,081       1,728

   Deferred tax liability -
    Depreciation and amortization         21,038      17,727
                                         -------     -------
   Net deferred tax liability included
    in balance sheet                     $19,957     $15,999
                                         =======     =======


   A reconciliation of the statutory federal tax rate to the effective tax rate follows:

                                             Year ended

                                   May 25,     May 26,     May 27,
                                     1995        1994       1993

   Expected tax expense:            35.0%       35.0%      34.0%
    State income taxes, net of
       federal income tax
       benefit                       5.3         5.3        5.3
    Jobs tax credits                 (.3)        (.6)      (0.9)
    Other                              -         (.4)       0.7
                                  ------       -----      -----
                                    40.0%       39.3%      39.1%
                                  ======       =====      =====


   Income taxes paid in 1995, 1994 and 1993 totaled $12,830,000, $9,445,000 and $10,610,000, respectively.

   8. Commitments, License Rights and Contingencies

   Lease Commitments - The Company leases real estate under various noncancellable operating leases with an initial term greater than one year. Percentage rentals are based on the revenues at the specific rented property. Rent expense charged to operations under operating leases was as follows:

                                                  Year ended
                                        May 25,     May 26,    May 27,
                                         1995        1994        1993
                                                (In Thousands)

        Fixed minimum rentals           $2,358      $2,519      $2,208
        Percentage rentals               1,551       1,218       1,012
        Sublease rental income            (182)       (165)       (192)
                                       -------     -------     -------
                                        $3,727      $3,572      $3,028
                                       =======     =======     =======


   Payments to affiliated parties for operating lease obligations were approximately $335,000, $390,000 and $491,000 in 1995, 1994 and 1993,
   respectively.

   Aggregate minimum rental commitments at May 25, 1995, are as follows:

                     Fiscal Year               Operating
                                                Leases
                                            (In Thousands)

                      1996                    $   1,291
                      1997                        1,153
                      1998
                      1999                          898
                      2000                          872
                      After 2000                  9,106
                                                 ------
                                                $14,261
                                                =======

   Included in the above commitments is $1,686,000 in minimum rental commitments to affiliated parties.

   Construction Commitments - The Company has commitments for the completion of construction at various properties, excluding the Applebee's properties (see Note 2), totaling approximately $9,183,000 at May 25, 1995.

   License Rights - The Company owns the license rights in certain areas to operate its restaurants and to sell products using the Kentucky Fried Chicken trademark. In addition, the Company has license rights to operate a hotel using the Hilton trademark. Under the terms of the licenses, the Company is obligated to pay fees based on defined gross sales. The Kentucky Fried Chicken license also requires the Company to pay an additional fee for each new location established.

   Contingencies - The Company guarantees the debt of joint ventures totaling approximately $13,397,000 at May 25, 1995. The debt has been collateralized by the real estate, buildings and improvements, and all equipment of each joint venture.

   9. Joint Venture Transactions

   At May 25, 1995 and May 26, 1994, the Company held investments of $629,000 and $662,000, respectively, in various approximately 50%-owned affiliates (joint ventures) which are accounted for under the equity method.

   The Company has receivables from the joint ventures of $1,861,000 and $7,983,000 at May 25, 1995 and May 26, 1994, respectively. The Company earns interest on $1,082,000 and $7,373,000 of the receivables at approximately prime to prime plus 1.5% at May 25, 1995 and May 26, 1994, respectively.

   Included in notes payable at May 25, 1995 and May 26, 1994, is $1,211,000 and $1,223,000, respectively, due to joint ventures in connection with cash advanced to the Company. The Company pays interest on the cash advances based on the 90-day certificate of deposit rates.

   10. Business Segment Information

   The Company operates principally in four business segments: Restaurants, Theatres, Hotels/Resorts and Motels. Following is a summary of business segment information for 1993 through 1995:

                                                 Hotels/                 Corporate
                          Motels     Theatres    Resorts    Restaurants    Items       Total
                                                    (In Thousands)
   1995
   Revenues              $104,356     $53,968    $45,292      $74,076    $     298     $277,990
   Operating income
     (loss)                31,992      12,175      1,473        3,318       (2,163)      46,795
   Depreciation and
     amortization          12,883       2,766      4,101        3,385          435       23,570
   Assets                 211,112      46,928     68,731       53,090       27,221      407,082
   Capital
     expenditures          32,880      10,999     27,207        5,900           97       77,083

   1994
   Revenues                89,043      50,494     32,330       70,404          343      242,614
   Operating income
     (loss)                26,041      11,483      2,550        1,499       (3,689)      37,884
   Depreciation and
     amortization          11,246       2,519      3,030        3,112          478       20,385
   Assets                 182,174      47,244     45,787       51,896       34,505      361,606
   Capital
     expenditures          33,377       7,305     23,654       11,039          450       75,825

   1993
   Revenues                80,622      43,832     28,462       59,014          980      212,910
   Operating income
     (loss)                23,801       9,612      2,093          599       (2,971)      33,134
   Depreciation and
     amortization          10,224       2,463      2,572        2,503          511       18,273
   Assets                 166,193      36,898     24,041       46,282       36,041      309,455
   Capital
     expenditures          22,536       4,282      6,358       12,451        1,610       47,237


   Corporate items include amounts not allocable to the business segments. Corporate revenues consist principally of rent and the corporate operating loss includes general corporate expenses. Corporate assets primarily include cash and cash equivalents, notes receivable, receivables from joint ventures and land held for development.

   During 1994, the Company entered into contracts to manage two hotel properties. The Company also has loans outstanding of $2,897,000 at May 25, 1995, to one of these hotels, which bears interest at the prime rate plus 1% and matures December 31, 2008. Interest on this note totaled $292,000 for the year ended May 25, 1995.

                        Supplementary Quarterly Consolidated Financial Data
                     (Unaudited, dollars in thousands, except per share data)

                       16 Weeks Ended   12 Weeks Ended      12 Weeks Ended      12 Weeks Ended
       Fiscal 1995      May 25, 1995   February 2, 1995    November 10, 1994   August 18, 1994

    Revenues               $77,643          $59,258               $64,738            $76,351
    Operating income        12,978            6,176                10,468             17,173
    Net earnings             6,993            2,550                 5,503              9,090
    Net earnings
      per share          $    0.54        $    0.19             $    0.42          $    0.69


                       16 Weeks Ended   12 Weeks Ended      12 Weeks Ended      12 Weeks Ended
       Fiscal 1994      May 26, 1994   February 3, 1994    November 11, 1993   August 19, 1993

    Revenues               $73,175          $50,559               $54,599            $64,281
    Operating income        10,723            4,435                 8,391             14,335
    Net earnings             6,535            2,223                 4,494              9,577
    Net earnings
      per share          $    0.50        $    0.17             $    0.34          $    0.73




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

                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.


   1.   Financial Statement Schedules.

             (a) All schedules are omitted because they are inapplicable, not required under the instructions or the financial information is included in the consolidated financial statements or notes thereto.

   2.   Exhibits and Reports on Form 8-K.

             (a) The exhibits filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.*

             (b) No reports on Form 8-K were required to be filed by the Company during the fourth quarter of fiscal 1995; however, on July 17, 1995 the Company filed a Form 8-K with the Securities and Exchange Commission reporting the sale of its Applebee's restaurants under Items 2 and 7 of such form.

   __________________

   * Exhibits to this Form 10-K will be furnished to shareholders upon advance payment of a fee of $0.20 per page, plus mailing expenses. Requests for copies should be addressed to Thomas F. Kissinger, General Counsel and Secretary, The Marcus Corporation, 250 East Wisconsin Avenue, Suite 1700, Milwaukee, Wisconsin 53202.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE MARCUS CORPORATION


    Date:   August 23, 1995         By: /s/ Stephen H. Marcus
                                        Stephen H. Marcus,
                                        Chairman of the Board and
                                        President

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities as of the date indicated above.



    By:  /s/ Stephen H. Marcus      By:  /s/ George R. Slater
         Stephen H. Marcus,              George R. Slater,
         Chairman of the Board and       Director
         President (Chief
         Executive and Financial
         Officer)

    By:  /s/ Kenneth A. MacKenzie   By:  /s/ Lee Sherman Dreyfus
         Kenneth A. MacKenzie,           Lee Sherman Dreyfus,
         Treasurer and Controller        Director
         (Chief Accounting
         Officer)


    By:  /s/ Ben Marcus             By:  /s/ Daniel F. McKeithan,
         Ben Marcus, Director             Jr.
                                         Daniel F. McKeithan, Jr.,
                                         Director


    By:  /s/ John L. Murray         By:  /s/ Diane Marcus
         John L. Murray, Director         Gershowitz
                                         Diane Marcus Gershowitz,
                                         Director

    By:  /s/ Allan H. Selig         By:  /s/ Timothy E. Hoeksema
         Allan H. Selig, Director        Timothy E. Hoeksema,
                                         Director

                                  EXHIBIT INDEX

                                                          Sequential Page No.

     3.1          Articles of Incorporation.                     N/A
                  [Incorporated by reference to Exhibit
                  3.1 to the Company's Form S-3
                  Registration Statement (No.
                  33-57468).]

     3.2          Bylaws, as amended as of March 23,              51
                  1995.

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

     4.1          Other than as set forth in Exhibit             N/A
                  (4), the Company has numerous
                  instruments which define the rights
                  of holders of long-term debt.  These
                  instruments, primarily promissory
                  notes, have arisen from the purchase
                  of operating properties in the
                  ordinary course of business.  These
                  instruments are not being filed with
                  this Annual Report on Form 10-K in
                  reliance upon Item 601(b)(4)(iii) of
                  Regulation S-K.  Copies of these
                  instruments will be furnished to the
                  Securities and Exchange Commission
                  upon request.

     10.1         The Company is the guarantor and/or            N/A
                  obligor under various loan agreements
                  in connection with operating
                  properties (primarily Budgetel Inns)
                  which were financed through the
                  issuance of industrial development
                  bonds. These loan agreements and the
                  additional documentation relating to
                  these projects are not being filed
                  with this Annual Report on Form 10-K
                  in reliance upon Item 601(b)(4)(iii)
                  of Regulation S-K.  Copies of these
                  documents will be furnished to the
                  Securities and Exchange Commission
                  upon request.

     10.2         Comprehensive Image Enhancement                N/A
                  Agreement dated October 12, 1988
                  between the Company and KFC
                  Corporation.  [Incorporated by
                  reference to Exhibit 10.11 to the
                  Company's Annual Report on Form 10-K
                  for the fiscal year ended May 25,
                  1989.]

     10.3         Form of individual Kentucky Fried              N/A
                  Chicken franchise agreement between
                  the Company and KFC Corporation.
                  [Incorporated by reference to Exhibit
                  10.12 to the Company's Annual Report
                  on Form 10-K for the fiscal year
                  ended May 25, 1989.]

     10.4         Area Development Agreement dated               N/A
                  September 27, 1993 between Gino's
                  East Restaurant Corp. and Marcus
                  Restaurants, Inc. for the State of
                  Wisconsin Development Area.
                  [Incorporated by reference to Exhibit
                  10.16 to the Company's Form 10-Q/A
                  for its fiscal quarter ended August
                  19, 1993.]  [Marcus Restaurants, Inc.
                  is a party to Area Development
                  Agreements dated September 27, 1993
                  with Gino's East Restaurant Corp. for
                  the State of Iowa Development Area
                  and State of Minnesota Development
                  Area, respectively, each of which
                  Area Development Agreements are
                  substantially identical in all
                  material respects with the Area
                  Development Agreement incorporated by
                  reference herein, except with respect
                  to the designated market area and
                  applicable restaurant development
                  schedules.  Such other Area
                  Development Agreements are not being
                  filed or incorporated by reference
                  herein, but a copy thereof will be
                  provided to the Commission upon
                  request.]

     10.5         Master Development Agreement dated             N/A
                  September 27, 1993 between Gino's
                  East Restaurant Corp. and Marcus
                  Restaurants, Inc.  [Incorporated by
                  reference to Exhibit 10.17 to the
                  Company's Form 10-Q/A for its fiscal
                  quarter ended August 19, 1993.]

     10.6         Form of Gino's East Restaurant Corp.           N/A
                  Franchise Agreement between Gino's
                  East Restaurant Corp. and Marcus
                  Restaurants, Inc.  [Incorporated by
                  reference to Exhibit 10.18 to the
                  Company's Form 10-Q/A for its fiscal
                  quarter ended August 19, 1993.]

     10.7*        Proposed form of The Marcus                    N/A
                  Corporation 1995 Equity Incentive
                  Plan.  [Incorporated by reference to
                  Appendix A to the Company's 1995
                  Proxy Statement.]

     10.8*        The Marcus Corporation 1994                    N/A
                  Nonemployee Director Stock Option
                  Plan.  [Incorporated by reference to
                  Exhibit A to the Company's 1994 Proxy
                  Statement.]

     21           Subsidiaries of the Company as of May           73
                  25, 1995.

     23.1         Consent of Ernst & Young LLP.                   75

     27           Financial Data Schedule                         76

     99           Proxy Statement for Annual Meeting of          N/A
                  Shareholders scheduled to be held on
                  September 28, 1995.  (To be filed
                  with the Securities and Exchange
                  Commission under Regulation 14A
                  within 120 days of May 25, 1995 and,
                  upon such filing, to be hereby
                  incorporated by reference herein to
                  the extent indicated).

   ---------------
   * This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to
   Item 14(c) of Form 10-K.