Form 10-Q
period 1995-08-17
MARCUS CORP
filed 1995-10-02
CIK 62234

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 17, 1995

   [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________to_______________

                         Commission file number 1-12604

                             THE MARCUS CORPORATION
             (Exact name of registrant as specified in its charter)

          WISCONSIN                                            39-1139844
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

       250 EAST WISCONSIN AVENUE, SUITE 1700 - MILWAUKEE, WISCONSIN  53202
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

   COMMON STOCK OUTSTANDING AT SEPTEMBER 21, 1995 - 7,010,549
   CLASS B COMMON STOCK OUTSTANDING AT SEPTEMBER 21, 1995 - 6,068,252

                             THE MARCUS CORPORATION

                                      INDEX



                                                               Page
                                                               No.

    PART I - FINANCIAL INFORMATION
         Item 1.   Consolidated Financial Statements:

                        Balance Sheets
                   (August 17, 1995 and May 25, 1995) . . . .    3

                   Statements of Earnings
                   (Twelve weeks ended August 17, 1995
                   and August 18, 1994) . . . . . . . . . . .    5
                   Statements of Cash Flows
                   (Twelve weeks ended August 17, 1995 and
                   August 18, 1994) . . . . . . . . . . . . .    6

                   Condensed Notes to Financial Statements  .    7
        Item 2.         Management's Discussion and Analysis
                        of
                   Financial Condition and Results of
                   Operations . . . . . . . . . . . . . . . .    8



    PART II - OTHER INFORMATION
         Item 6.   Exhibits and Reports on Form 8-K . . . . .   11

              Signatures  . . . . . . . . . . . . . . . . . .   12

                         PART I - FINANCIAL INFORMATION


   Item 1.  Financial Statements

    THE MARCUS CORPORATION
    Consolidated Balance Sheets

                                          August 17,          May 25,
                                             1995              1995
    ASSETS                                (unaudited)
    CURRENT ASSETS:
       Cash and cash equivalents        $  27,470,000     $  8,798,000
       Accounts and notes receivable       10,884,000        6,166,000
       Receivables from joint
          ventures                          1,554,000        1,861,000
       Other current assets                 4,301,000        4,817,000
                                           ----------       ----------
          Total current assets             44,209,000       21,642,000
                                           ----------       ----------
    PROPERTY AND EQUIPMENT:
       Land and improvements               53,415,000       54,740,000
       Buildings and improvements         298,864,000      290,219,000
       Leasehold improvements               6,188,000        7,562,000
       Furniture, fixtures and
          equipment                       134,505,000      128,035,000
       Construction in progress             6,879,000       27,434,000
                                          -----------      -----------
       Total property and equipment       499,851,000      507,990,000
       Less accumulated depreciation
          and amortization                136,609,000      133,706,000
                                          -----------      -----------
          Net property and equipment      363,242,000      374,284,000
                                          -----------      -----------
    OTHER ASSETS:
       Investment in and advances to
          joint ventures                      676,000          629,000
       Other                                7,044,000       10,527,000
                                          -----------      -----------
          Total other assets                7,720,000       11,156,000
                                          -----------      -----------
          TOTAL ASSETS                   $415,171,000     $407,082,000
                                          ===========      ===========



   See accompanying notes to consolidated financial statements.

    THE MARCUS CORPORATION
    Consolidated Balance Sheets

                                             August 17,      May 25,
                                                1995           1995
    LIABILITIES AND SHAREHOLDERS' EQUITY    (unaudited)
    CURRENT LIABILITIES:
       Notes payable                      $   3,931,000  $   4,452,000
       Accounts payable                       8,407,000     17,886,000
       Income taxes                          16,150,000      2,069,000
       Taxes other than income taxes          9,899,000      9,091,000
       Accrued compensation                   2,388,000      1,458,000
       Other accrued liabilities              9,647,000      8,052,000
       Current maturities on long-term
          debt                                6,913,000      9,245,000
                                            -----------    -----------
          Total current liabilities          57,335,000     52,253,000
                                            -----------    -----------
    LONG-TERM DEBT                           98,157,000    116,364,000
                                            -----------    -----------
    DEFERRED INCOME TAXES                    20,603,000     19,957,000
                                            -----------    -----------
    DEFERRED COMPENSATION AND OTHER           4,238,000      4,044,000
                                            -----------    -----------
    SHAREHOLDERS' EQUITY
       Preferred Stock, $1 par;
          authorized 1,000,000 shares;
          none issued
       Common Stock, $1 par; authorized
          30,000,000 shares; issued
          7,522,368 shares at August 17,
          1995, 7,522,368 shares at May
          25, 1995                            7,522,000      7,522,000
       Class B Common Stock, $1 par;
          authorized 20,000,000 shares;
          issued 6,068,952 shares at
          August 17, 1995, 6,068,952
          shares at May 25, 1995              6,069,000      6,069,000
       Capital in excess of par              45,147,000     45,154,000
       Retained earnings                    179,975,000    159,675,000
                                            -----------    -----------
                                            238,713,000    218,420,000

       Less cost of treasury stock Common
          stock - 513,979 shares at
          August 17 and 525,847 shares
          at May 25                           3,875,000      3,956,000
                                            -----------    -----------
          Total shareholders' equity        234,838,000    214,464,000
                                            -----------    -----------
          TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY         $415,171,000   $407,082,000
                                            ===========    ===========


   See accompanying notes to consolidated financial statements.

    THE MARCUS CORPORATION
    Consolidated Statements of Earnings
      (unaudited)
                                                     12 Weeks Ended
                                                August 17,     August 18,
                                                   1995           1994
    Revenues:
      Rooms and telephone                    $37,012,000    $31,706,000
      Theatre operations                      18,857,000     17,438,000
      Food and beverage                       11,866,000     23,337,000
      Other income                             5,833,000      3,869,000
                                              ----------     ----------
                                              73,568,000     76,350,000
                                              ----------     ----------
    Costs and Expenses:
      Rooms and telephone                     12,014,000     10,603,000
      Theatre operations                      11,247,000     10,221,000
      Food and beverage                        8,306,000     17,471,000
      Advertising and marketing                3,324,000      3,951,000
      Administrative                           7,359,000      6,403,000
      Depreciation and amortization            5,875,000      5,198,000
      Rent                                     1,019,000      1,361,000
      Property taxes                           2,203,000      2,263,000
      Other costs and expenses                 2,794,000      1,707,000
                                              ----------     ----------
                                              54,141,000     59,178,000
                                              ----------     ----------
    Operating income                          19,427,000     17,172,000

    Other income (loss):
      Investment income                          787,000        508,000
      Interest expense                        (2,534,000)    (2,210,000)
      Gain (loss) on disposition of property
        and equipment (Note C)                24,607,000         (8,000)
                                              ----------     ----------
                                              22,860,000     (1,710,000)
                                              ----------     ----------
    Earnings from operations before income
    taxes                                     42,287,000     15,462,000
    Income taxes                              16,977,000      6,372,000
                                              ----------    -----------
    Net earnings                             $25,310,000   $  9,090,000
                                              ==========    ===========
    Net earnings per weighted average share
      of Common Stock and Class B Common
      Stock                                        $1.92*         $0.69
                                                   =====          =====
    Weighted average shares outstanding       13,162,000     13,150,000

    Dividends per share
      Common Stock                                 $0.40          $0.34
      Class B Common Stock                         $0.36          $0.31

   * Includes a one time net of tax gain equal to $1.12 on the disposition of certain restaurant locations. (See note C.)


   See accompanying notes to consolidated financial statements.

    THE MARCUS CORPORATION
    Consolidated Statements of Cash Flows
    For the Twelve Weeks Ended                  August 17,      August 18,
      (unaudited)                                  1995            1994

    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                             $25,310,000       $9,090,000
      Adjustments to reconcile net earnings
        to cash provided by operating
        activities:
        Earnings on investments in joint
          ventures                                 (80,000)        (118,000)
        (Gain) loss on disposition of
          property and equipment               (24,607,000)           8,000
        Depreciation and amortization            5,875,000        5,198,000
        Deferred tax provision                     646,000          157,000
        Deferred compensation and other            194,000          182,000
      Changes in assets and liabilities:
        Accounts and notes receivable           (4,411,000)       1,269,000
        Other current assets                       516,000          471,000
        Accounts and notes payable             (10,000,000)        (755,000)
        Income taxes                            14,081,000        5,182,000
        Taxes other than income taxes              808,000          699,000
        Accrued compensation                       930,000          162,000
        Other accrued liabilities                1,595,000         (951,000)
                                                ----------       ----------
      Cash provided by operating activities     10,857,000       20,594,000

    CASH FLOW FROM INVESTING ACTIVITIES:
      Additions to property and equipment      (19,306,000)     (19,580,000)
      Proceeds from disposals of property
        and equip                               49,080,000          392,000
      Investments in joint ventures               (222,000)        (143,000)
      Decrease in other assets                   3,483,000          537,000
      Cash received from joint ventures            255,000          296,000
                                                ----------      -----------
      Cash provided by (used in) investing
        activities                              33,290,000      (18,498,000)
                                                ----------      -----------
    CASH FLOWS FROM FINANCING ACTIVITIES:
      Debt transactions:
        Proceeds from issuance of long-term
          debt                                        -           2,545,000
        Principal payments on long-term debt   (20,539,000)      (2,902,000)
      Equity transactions:
        Treasury stock transactions (except
          for stock options)                      (109,000)          (1,000)
        Exercise of stock options                  183,000           17,000
        Dividends paid                          (5,010,000)      (4,239,000)
                                               -----------       ----------
      Cash used in financing activities        (25,475,000)      (4,580,000)
                                               -----------       ----------
    CASH AND CASH EQUIVALENTS;
      Net increase (decrease) during period     18,672,000       (2,484,000)
      Beginning balance                          8,798,000        9,974,000
                                                ----------        ---------
      Ending balance                           $27,470,000       $7,490,000
                                                ==========        =========


   See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION
                 CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
                               TWELVE WEEKS ENDED
                                 AUGUST 17, 1995
                                   (Unaudited)


   A. Refer to the Company's audited financial statements (including footnotes) for the year ended May 25, 1995, contained in the Company's Form 10-K Annual Report for such year, for a description of the Company's accounting policies.

   B. The consolidated financial statements for the twelve weeks ended August 17, 1995 and August 18, 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at August 17, 1995, and for all periods presented have been made.

   C. Pursuant to an asset purchase agreement dated April 12, 1995, the Company completed the sale of its 18 existing Applebee's Neighborhood Grill & Bar restaurants (Applebee's), two Applebee's under construction, five Applebee's under development and its development rights for Applebee's to Apple South, Inc. (the Purchaser). On
       June 5, 1995, the Company entered into a management agreement with the Purchaser, whereby the Purchaser commenced to immediately manage, operate and assume all of the Company's existing operating and development responsibilities related to the Company's Applebee's restaurant operations. The Purchaser received all profits of the restaurants between June 5, 1995 and June 30, 1995, as reimbursement for its management service. On June 30, 1995, proceeds from the sale of approximately $48.3 million were received in cash.

                             THE MARCUS CORPORATION


   Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

   RESULTS OF OPERATIONS

   General

             The Company reports its results of operations on a 52-or 53-week fiscal year which ends on the last Thursday in May. Each fiscal year is divided into three 12-week quarters and a final quarter consisting of 16 or 17 weeks. The final quarter of fiscal 1996 will consist of 17 weeks for the Company and its theatre division, while the Company's remaining divisions will report a 16-week fourth quarter. The Company and all of its divisions reported a 52-week year in fiscal 1995.

             Revenues for the first quarter of fiscal 1996, ended August 17, 1995, totaled $73.6 million dollars, a decrease of $2.8 million, or 3.6%, from revenues reported for the first quarter of fiscal 1995. The decline in first quarter comparative revenues, which was anticipated by the Company, was due to a reduction of $11.8 million in restaurant division revenue resulting primarily from the June 1995 sale of the Company's Applebee's restaurants and the disposition through lease of the Company's 11 Marc's Cafe & Coffee Mill restaurants in February 1995. Earnings from ongoing operations for the first quarter of fiscal 1996 were $10.5 million, or $0.80 per share, excluding the after-tax gain of $14.8 million, or $1.12 per share, resulting from the Company's sale of its Applebee's restaurants and related rights. These results represented an increase of 15.4% and 15.9%, respectively, compared to net earnings of $9.1 million, or $0.69 per share, for the same period in the prior year. Including the gain from the Applebee's sale, net earnings were $25.3 million, or $1.92 per share, for the first quarter of fiscal 1996.

   Motels

             Total revenues for the first quarter of fiscal 1996 for the motel division were $30.5 million, an increase of $4.4 million, or 17.0%, compared to the same period in fiscal 1995. The motel division's operating profits for the fiscal 1996 first quarter totaled $8.2 million, an increase of $1.6 million, or 24.6%, over the division's same period fiscal 1995 operating profits.

             Compared to the first quarter of fiscal 1995, there were eight new Company-owned and five new franchised Budgetel Inns in operation during the fiscal 1996 first quarter. These new facilities contributed additional revenues of $2.6 million to the division's fiscal 1996 first quarter revenues. Increased occupancy and average daily room rates at the Company's continuing motels during the first quarter of fiscal 1996 compared to the prior year's first quarter contributed $1.4 million to the division's increased revenues, as the Company benefitted from a strong summer business and leisure travel season. At the end of the first quarter, the Company operated 113 Budgetel Inns, of which 85 were Company-owned and 28 were franchised. The Company is continuing to pursue an aggressive expansion program for its Budgetel Inns and currently plans to open up to an additional 20 new Company-owned or franchised Budgetel Inns during the remainder of fiscal 1996. The Company also owns and operates three Woodfield Suites all-suite motels.

   Theatres

             The theatre division's fiscal 1996 first quarter revenues were $18.9 million, an increase of $1.5 million, or 8.3%, over the same period in fiscal 1995. Operating profits for the first quarter in fiscal 1996 were $4.4 million, an increase of $197,000, or 4.7%, over the same prior year period.

             Total box office receipts for the fiscal 1996 first quarter were $13.3 million, an increase of $725,000, or 5.8%, from the same period in the prior year. Box office receipts increased due to the operation during the first quarter of fiscal 1996 of two new eight-plex theatres and a four-screen addition to the Gurnee Mills theatre complex, together with a 5.8% increase in average ticket prices and a 12.4% increase in vending revenues per person for the first quarter in fiscal 1996 compared to the prior year's first quarter. Four screens were closed from last year's first quarter. The Company operated 202 total screens during the first quarter of fiscal 1996 compared to 189 during last year's first quarter. The additional screens in operation during the quarter allowed over-all theatre attendance to remain flat compared to the fiscal 1995 first quarter. Theatre attendance is largely dependent upon the audience appeal of available films. During last year's first quarter, The Lion King, Forrest Gump and True Lies each generated more box office revenue than the Company's highest grossing film, Apollo 13, in the first quarter of fiscal 1996.

   Hotels and Resorts

             Total revenues from the hotels and resorts division during the first quarter of fiscal 1996 increased by $3.4 million, or 25.3%, to $16.7 million, over the previous year's comparable period. Operating profits increased by $1.3 million, or 73.7%, to $3.1 million, compared to the prior fiscal year's first quarter. Substantially improved occupancy and room rates at the Grand Geneva Resort & Spa were the primary reasons for the increases. Occupancy rates and average room rates at the Company's owned and managed hotels also remained strong during the first quarter. Pre-opening costs for the Company's newly franchised Milwaukee Hilton (formerly the Marc Plaza), which are being amortized over a one-year period beginning in the first quarter of fiscal 1996, reduced otherwise stronger operating profits. Non-renewal of the Company's operating agreement for the Sheraton-Mayfair Inn had a nominal effect on reported revenues and operating profits for the quarter.

   Restaurants

             Restaurant division revenues totaled $7.3 million for the fiscal 1996 first quarter, a decrease of $11.8 million, or 61.8%, from the same period in fiscal 1995. The decreased revenue was due to the disposition or closure of 38 restaurants since last year's first quarter. The division's operating loss for the fiscal 1996 period was $368,000, compared to an operating profit of $827,000 in the first quarter of the prior year due primarily to the sale of the Company's profitable Applebee's restaurants. The Company's KFC restaurants experienced a 3.5% decrease in revenues and a 42.3% decrease in operating profits during the quarter compared to the prior year's first quarter as a result of increased operating expenses, including significantly higher chicken costs. The decrease in revenues between comparative quarters was the result of the closure of two underperforming KFC restaurants since last year's first quarter. Guest counts at same store KFCs were down 2.0% during the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995; however, this decrease was offset by increased average guest check amounts.


   FINANCIAL CONDITION

             The Company's lodging, movie theatre and restaurant businesses each generate significant and consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. The Company believes that these consistent and predictable cash sources, together with the availability to the Company of $45 million in unused credit lines at the end of the first quarter, should be adequate to support the ongoing operational liquidity needs of the Company's businesses.

             Net cash provided by operating activities decreased by $9.7 million during the first quarter of fiscal 1996 to $10.9 million, compared to the prior year's first quarter. The decrease between the fiscal first quarters resulted principally from a $9.2 million decrease in accounts and notes payable caused by timing differences in payments to vendors and an increase of $5.7 million in accounts receivable due to a higher volume of business in the lodging segments of the Company.

             As a result of receiving $48.3 million in net cash proceeds in June 1995 from the sale of its Applebee's restaurants and related rights, the Company's investing activities generated a positive cash flow of $33.2 million compared to a net use of $18.5 million in the fiscal 1995 first quarter. Capital expenditures to support the Company's continuing expansion program totalled $19.3 million in the first quarter of fiscal 1996 compared to $19.6 million in the prior year's first quarter. The most significant amount of capital spent by the Company during the quarter was on the Company's new Budgetel Inns.

             Cash used in financing activities increased to $25.5 million in the first quarter of fiscal 1996, compared to $4.6 million in the first quarter of fiscal 1995. During the fiscal 1996 first quarter, the Company paid $20.5 million of principal payments on long-term debt (as a result of its receipt of cash from its Applebee's sale), compared to $2.9 million in the prior year's first quarter, and made dividend payments of $5.0 million compared to $4.2 million during the prior year's first quarter. The Company did not issue any new debt during the quarter compared to $2.5 million of new debt issued in the first quarter of fiscal 1995.

             The Company's current fiscal 1996 capital expenditure budget is $133 million, a 72.5% increase over the amount spent in fiscal 1995. This budget currently represents approximately $95 million for new Budgetel Inns and Woodfield Suites; $26 million for movie theatre expansion; $10 million for hotel and resort expansion and renovation; and $2 million for KFC franchises. These anticipated capital expenditures are expected to be funded from cash generated from operations, the funds received by the Company from the prior sale of its Applebee's restaurants and other facilities, and additional bank debt. The actual timing and extent of the implementation of the Company's current fiscal 1996 expansion plans will depend in large part on continuing favorable industry and general economic conditions, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that the Company's current expansion goals will continue to evolve and change in response to these and other factors.


   Item 6.   Exhibits and Reports on Form 8-K


             a.   Exhibits

                       Exhibit 27.  Financial Data Schedule

             b.   Reports on Form 8-K

                  A Form 8-K was filed by the Company on July 17, 1995 which reported the sale of its Applebee's Neighborhood Grill & Bar restaurants under Items 2 and 7 of such form.

                                   SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        THE MARCUS CORPORATION

                                  (Registrant)

   DATE:  September 29, 1995

                                 By:  \s\ Stephen H. Marcus
                                      Stephen H. Marcus,
                                      Chairman of the Board, President and
                                      Chief Executive Officer

   DATE:  September 29, 1995
                                 By:  \s\ Kenneth A. MacKenzie
                                      Kenneth A. MacKenzie
                                      Chief Financial Officer and Treasurer

                             THE MARCUS CORPORATION
                                    FORM 10-Q
                                       FOR
                        12 - WEEKS ENDED AUGUST 17, 1995

                                  EXHIBIT INDEX


   Exhibit             Description

     27                Financial Data Schedule