Form 10-Q
period 1995-11-09
MARCUS CORP
filed 1995-12-26
CIK 62234

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 9, 1995

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

   COMMON STOCK OUTSTANDING AT DECEMBER 13, 1995 - 10,577,074
   CLASS B COMMON STOCK OUTSTANDING AT DECEMBER 13, 1995 - 9,062,935

                             THE MARCUS CORPORATION

                                      INDEX



                                                               Page
                                                               No.

    PART I - FINANCIAL INFORMATION
         Item 1.   Consolidated Financial Statements:

                   Balance Sheets
                   (November 9, 1995 and May 25, 1995)  . . .    3

                   Statements of Earnings
                   (Twelve and twenty-four weeks ended
                   November 9, 1995 and November 10, 1994)  .    5

                   Statements of Cash Flows
                   (Twenty-four weeks ended November 9, 1995
                   and November 10, 1994) . . . . . . . . . .    6

                   Condensed Notes to Financial Statements  .    7

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations . . . . . . . . . . . . . . . .    8



    PART II - OTHER INFORMATION
         Item 4.   Submission of Matters to a Vote of Security
                   Holders  . . . . . . . . . . . . . . . . .   12

         Item 6.   Exhibits and Reports on Form 8-K . . . . .   13

         Signatures   . . . . . . . . . . . . . . . . . . . .   14

       PART I - Financial Information
       Item 1. Financial Statements

       THE MARCUS CORPORATION
       Consolidated Balance Sheets
                                                November 9,     May 25,
       ASSETS                                      1995          1995
       CURRENT ASSETS:                          (unaudited)

         Cash and cash equivalents           $  13,833,000 $   8,798,000
         Accounts and notes receivable           8,231,000     6,166,000
         Receivables from joint ventures         3,004,000     1,861,000
         Other current assets                    3,612,000     4,817,000
                                              ------------  ------------
           Total current assets                 28,680,000    21,642,000
                                               -----------   -----------

       PROPERTY AND EQUIPMENT:
         Land and improvements                  56,607,000    54,740,000
         Buildings and improvements            306,861,000   290,219,000
         Leasehold improvements                  5,742,000     7,562,000
         Furniture, fixtures and equipment     137,504,000   128,035,000
         Construction in progress                8,905,000    27,434,000
                                              ------------  ------------
         Total property and equipment          515,619,000   507,990,000
         Less accumulated depreciation and
           amortization                        140,561,000   133,706,000
                                               -----------   -----------
           Net property and equipment          375,058,000   374,284,000


       OTHER ASSETS:
         Investment in and advances to joint
           ventures                                896,000       629,000
         Other                                   8,602,000    10,527,000
                                              ------------  ------------
           Total other assets                    9,498,000    11,156,000
                                              ------------  ------------
            TOTAL ASSETS                      $413,236,000  $407,082,000
                                               ===========   ===========


       See accompanying notes to consolidated financial statements

    THE MARCUS CORPORATION
    Consolidated Balance Sheets
                                                   November 9,     May 25,
    LIABILITIES AND SHAREHOLDERS' EQUITY              1995          1995
    CURRENT LIABILITIES:                           (unaudited)

      Notes payable                              $  5,063,000  $  4,452,000
      Accounts payable                              7,432,000    17,886,000
      Income taxes                                  8,342,000     2,069,000
      Taxes other than income taxes                10,442,000     9,091,000
      Accrued compensation                          2,714,000     1,458,000
      Other accrued liabilities                     8,005,000     8,052,000
      Current maturities on long-term debt          6,913,000     9,245,000
                                                 ------------  ------------
        Total current liabilities                  48,911,000    52,253,000
                                                 ------------  ------------
    LONG-TERM DEBT                                 97,560,000   116,364,000

    DEFERRED INCOME TAXES                          20,750,000    19,957,000

    DEFERRED COMPENSATION AND OTHER                 4,517,000     4,044,000

    SHAREHOLDERS' EQUITY
      Preferred Stock, $1 par; authorized
        1,000,000 shares; none issued
      Common Stock, $1 par; authorized
        30,000,000 shares; issued 7,527,068
        shares at November 9, 1995, 7,522,368
        shares at May 25, 1995                      7,527,000     7,522,000
      Class B Common Stock, $1 par; authorized
        20,000,000 shares; issued 6,064,252
        shares at November 9, 1995, 6,068,952
        shares at May 25, 1995                      6,064,000     6,069,000
      Capital in excess of par                     45,175,000    45,154,000
      Retained earnings                           186,566,000   159,675,000
                                                  -----------   -----------
                                                  245,332,000   218,420,000
      Less cost of treasury stock
      Common stock - 507,905 shares at
        November 9, 1995 and 525,847
        shares at May 25, 1995                      3,834,000     3,956,000
                                                 ------------  ------------
        Total shareholders' equity                241,498,000   214,464,000
                                                  -----------   -----------
        TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                                 $413,236,000  $407,082,000
                                                  ===========   ===========

    See accompanying notes to consolidated financial statements

    THE MARCUS CORPORATION
    Consolidated Statements of Earnings
                (unaudited)
                                November 9, 1995         November 10, 1994
                              12 Weeks     24 Weeks   12 Weeks     24 Weeks
   Revenues:
     Rooms and telephone  $ 33,614,000 $ 70,626,000 $29,467,000 $ 61,173,000
     Theatre operations     10,033,000   28,890,000   9,228,000   26,666,000
     Food and beverage      10,657,000   22,523,000  22,673,000   46,010,000
     Other income            4,782,000   10,615,000   3,371,000    7,240,000
                            ----------  -----------  ----------  -----------
                            59,086,000  132,654,000  64,739,000  141,089,000
                            ----------  -----------  ----------  -----------
   Costs and Expenses:
     Rooms and telephone    11,780,000   23,794,000  10,433,000   21,036,000
     Theatre operations      6,077,000   17,324,000   5,903,000   16,124,000
     Food and beverage       7,614,000   15,920,000  17,262,000   34,733,000
     Advertising and
      marketing              3,550,000    6,874,000   3,482,000    7,433,000
     Administrative          6,256,000   13,615,000   6,132,000   12,535,000
     Depreciation and
      amortization           5,599,000   11,474,000   5,443,000   10,641,000
     Rent                      509,000    1,528,000   1,618,000    2,979,000
     Property taxes          2,097,000    4,300,000   2,205,000    4,468,000
     Other costs and
      expenses               3,265,000    6,059,000   1,792,000    3,499,000
                            ----------  -----------  ----------   ----------
                            46,747,000  100,888,000  54,270,000  113,448,000
                            ----------  -----------  ----------  -----------
   Operating income         12,339,000   31,766,000  10,469,000   27,641,000
   Other income (loss):
     Investment income         886,000    1,673,000     513,000    1,021,000
     Interest expense       (2,399,000)  (4,933,000) (1,844,000)  (4,054,000)
     Gain on disposal of
       property and
       equipment               462,000   25,069,000     125,000      117,000
                            ----------   ----------  ----------   ----------
                            (1,051,000)  21,809,000  (1,206,000)  (2,916,000)
                            ----------   ----------  ----------   ----------
   Earnings before income
     taxes                  11,288,000   53,575,000   9,263,000   24,725,000
   Income taxes              4,697,000   21,674,000   3,760,000   10,132,000
                            ----------   ----------  ----------   ----------
   Net earnings           $  6,591,000 $ 31,901,000 $ 5,503,000 $ 14,593,000
                             =========   ==========  ==========   ==========
   Net earnings per
     weighted average
     share of Common Stock
     and Class B Common
     Stock                       $0.33        $1.61*      $0.28        $0.74
                                  ====        =====        ====        =====

    * Includes a one time gain of $0.75, net of tax, on the disposition of certain restaurant locations.

   Weighted average shares
     outstanding            19,774,500   19,762,500  19,701,000   19,698,000
   Dividends per Share
     Common Stock                  -          $0.27         -          $0.23
     Class B Common Stock          -          $0.24         -          $0.21


    See accompanying notes to consolidated financial statements

     THE MARCUS CORPORATION
     Consolidated Statements of Cash Flows
     For the Twenty-Four Weeks Ended          November 9,     November 10,
            (unaudited)                           1995            1994

     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net earnings                            $31,901,000     $14,593,000
       Adjustments to reconcile net
         earnings to cash provided by
          operating activities:
         Earnings on investments in joint
          ventures                                (213,000)       (207,000)
         Gain on disposals of property and
          equip.                               (25,069,000)       (117,000)
         Depreciation and amortization          11,474,000      10,641,000
         Deferred tax provision                    793,000         390,000
         Deferred compensation and other           473,000         349,000
       Changes in assets and liabilities:
         Accounts and notes receivable          (3,208,000)     (2,020,000)
         Other current assets                    1,205,000        (464,000)
         Accounts and notes payable             (9,843,000)     (4,876,000)
         Income taxes                            6,273,000       3,974,000
         Taxes other than income taxes           1,351,000       1,656,000
         Accrued compensation                    1,256,000       1,458,000
         Other accrued liabilities                 (47,000)        822,000
                                                ----------      ----------
       Net cash provided by operating
        activities                              16,346,000      26,199,000
                                                ----------       ---------
     CASH FLOW FROM INVESTING ACTIVITIES:
       Additions to property and equipment     (36,709,000)    (34,165,000)
       Proceeds from disposals of property
        and equip                               49,530,000         779,000
       Investments in joint ventures              (329,000)       (250,000)
       Decrease in other assets                  1,925,000       2,213,000
       Cash received from joint ventures           275,000         459,000
                                                ----------     -----------
       Net cash provided by (used in)
        investing activities                    14,692,000     (30,964,000)
                                                ----------     -----------
     CASH FLOWS FROM FINANCING ACTIVITIES:
       Debt transactions:
         Proceeds from issuance of
          long-term debt                                --       8,726,000
         Principal payments on long-term
          debt                                 (21,136,000)     (3,431,000)
       Equity transactions:
         Treasury stock transactions
           (except for stock options)             (104,000)          2,000
         Exercise of stock options                 247,000         110,000
         Cash dividend paid                     (5,010,000)     (4,239,000)
                                               -----------      ----------
       Net cash (used in) provided by
        financing activities                   (26,003,000)      1,168,000
                                               -----------      ----------
     CASH AND CASH EQUIVALENTS;
       Net increase (decrease) during
        period                                   5,035,000      (3,597,000)
       Beginning balance                         8,798,000       9,974,000
                                                ----------      ----------
       Ending balance                          $13,833,000     $ 6,377,000
                                                ==========      ==========

     See accompanying notes to consolidated financial statements

                             THE MARCUS CORPORATION
                 CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
                       TWELVE AND TWENTY-FOUR WEEKS ENDED
                                NOVEMBER 9, 1995
                                   (Unaudited)


   A. Refer to the Company's audited financial statements (including footnotes) for the year ended May 25, 1995, contained in the Company's Form 10-K Annual Report for such year, for a description of the Company's accounting policies.

   B. The consolidated financial statements for the twelve and twenty-four weeks ended November 9, 1995 and November 10, 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at November 9, 1995, and for all periods presented have been made.

   C. Pursuant to an asset purchase agreement dated April 12, 1995, the Company completed the sale of its 18 existing Applebee's Neighborhood Grill & Bar restaurants (Applebee's), two Applebee's under construction, five Applebee's under development and its development rights for Applebee's to Apple South, Inc. (the Purchaser). On June 5, 1995, the Company entered into a management agreement with the Purchaser, whereby the Purchaser commenced to immediately manage, operate and assume all of the Company's existing operating and development responsibilities related to the Company's Applebee's restaurant operations. The Purchaser received all profits of the restaurants between June 5, 1995 and June 30, 1995, as reimbursement for its management service. On June 30, 1995, proceeds from the sale of approximately $48.3 million were received by the Company in cash.

   D. The Company's Board of Directors declared a three-for-two stock split, effected in the form of a 50% stock dividend, distributed on November 14, 1995, to all holders of Common Stock and Class B Common Stock.
       All per share and weighted average shares outstanding data prior to November 14, 1995, have been adjusted to reflect this dividend.

   Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

   RESULTS OF OPERATION

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

       Revenues for the second quarter of fiscal 1996 ended November 9, 1995 totaled $59.1 million dollars, a decrease of $5.6 million, or 8.7%, from revenues of $64.7 million for the second quarter of fiscal 1995. For the first half of fiscal 1996 revenues were $132.7 million, a decrease of $8.4 million, or 6.0%, from revenues of $141.1 million in the first half of fiscal 1995. The decline in revenues in the fiscal 1996 periods from the prior year's periods, which was anticipated by the Company, was due to the loss of $11.9 million and $23.8 million in restaurant division revenues for the fiscal 1996 second quarter and first half, respectively, from the Company's June 1995 sale of its Applebee's restaurants and the Company's disposition through lease of its 11 Marc's Cafe & Coffee Mill restaurants in February 1995. However, as described below, the loss of revenues from the disposition of its Applebee's and Marc's Cafe & Coffee Mill restaurants was partially offset by increased 1996 comparative period revenues in all of the Company's other divisions.

       Net earnings for the second quarter of fiscal 1996 were $6.6 million, or $0.33 per share, a 19.8% and 17.9% respective increase from net earnings of $5.5 million, or $0.28 per share, for the second quarter of fiscal 1995. For the first half of fiscal 1996 earnings from ongoing operations were $17.1 million, or $0.86 per share, excluding the after-tax gain of $14.8 million, or $0.75 per share, resulting from the Company's sale of its Applebee's restaurants and related rights. This represented a respective 17.1% and 16.2% increase from net earnings of $14.6 million, or $0.74 per share, in the first half of fiscal 1995. Including the gain from the Applebee's sale, net earnings were $31.9 million, or $1.61 per share, for the first half of fiscal 1996. All earnings per share data have been adjusted to reflect the three-for-two stock split effected in the form of a 50% stock dividend on November 14, 1995.

   Motels

       Total revenues for the second quarter of fiscal 1996 for the motel division were $27.9 million, an increase of $3.3 million, or 13.6%, compared to $24.6 million in the same period in fiscal 1995. The motel division's operating income for the fiscal 1996 second quarter totaled $5.5 million, an increase of $529,000, or 10.6%, over the $5.0 million earned by the division in the same period in fiscal 1995. Total revenues for the first half of fiscal 1996 for the motel division were $58.4 million, an increase of $7.8 million, or 15.4%, compared to $50.6 million in the same period in fiscal 1995. The motel division's operating income for the first half of fiscal 1996 totaled $13.7 million, an increase of $2.1 million, or 18.6%, over the $11.6 million earned by the division in the same period in fiscal 1995.

       Compared to the end of the second quarter of fiscal 1995, there were eight new Company-owned and eight new franchised Budgetel Inns in operation at the end of the fiscal 1996 second quarter. These new facilities contributed additional revenues of $1.6 million to the division's fiscal 1996 second quarter revenues. Occupancy and average daily room rates at the Company's continuing motels during the fiscal 1996 periods remained consistent with the strong results of last year's comparative periods as the Company continued to benefit from strong consumer demand in the lodging industry. At the end of the second quarter, the Company operated 117 Budgetel Inns, of which 87 were Company-owned and 30 were franchised, compared to a total of 101 Budgetel Inns at the end of last year's second quarter (79 Company-owned and 22 franchised). The Company is continuing to pursue an aggressive expansion program for its Budgetel Inns and currently plans to open up to an additional 17 new Company-owned or franchised Budgetel Inns during the remainder of fiscal 1996. The Company also owns and operates three Woodfield Suite all-suite motels and is currently developing two additional Woodfield Suites.

   Theatres

       The theatre division's fiscal 1996 second quarter revenues were $10.1 million, an increase of $700,000, or 7.5%, over revenues of $9.4 million in the same period in fiscal 1995. Operating income for the second quarter in fiscal 1996 was $1.1 million, an increase of $412,000, or 60.7%, over operating income of $679,000 in the same prior year period. The theatre division's fiscal 1996 first half revenues were $29.0 million, an increase of $2.2 million, or 8.0%, over revenues of $26.8 million in the same period in fiscal 1995. Operating income for the first half of fiscal 1996 was $5.5 million, an increase of $609,000, or 12.4%, over $4.9 million in the same prior year period. Consistent with the seasonality of the motion picture exhibition industry, the second quarter of the Company's fiscal year is typically the slowest period for its theatre division. In November, the division opened a new ten-plex theatre in Orland Park, Illinois and construction is underway on two eight-plexes in Appleton and New Berlin, Wisconsin. Plans are also underway to construct a new 20-screen theatre in Addison, Illinois. Scheduled to open in the fall of 1996, the Addison 20-plex will be the Chicago area's and the Company's largest movie theatre complex.

       Total box office receipts for the fiscal 1996 first half were $20.3 million, an increase of $1.1 million, or 5.9%, from $19.2 million in the same period in the prior year. Box office receipts increased for the first half of fiscal 1996 compared to the prior year's first half due to the operation of two new eight-plex theatres, together with a 5.5% increase in average ticket prices and a 11.2% increase in vending revenues per person. Four screens were closed from last year's second quarter, resulting in a nominal loss of revenues and improved operating income from last year's second quarter. The Company operated 204 total screens during the second quarter of fiscal 1996 compared to 189 during last year's second quarter. The additional screens in operation during the quarter allowed over-all theatre attendance to increase slightly during the first half of 1996 compared to the fiscal 1995 first half. Theatre attendance is largely dependent upon the audience appeal of available films, a factor over which the Company has limited control. During the first half of fiscal 1996, attendance was flat due to the relatively small number of "blockbuster" movies.

   Hotels and Resorts

       Total revenues from the hotels and resorts division during the second quarter of fiscal 1996 increased by $2.1 million, or 16.7%, to $14.8 million, compared to $12.7 million in the previous year's comparable period. Operating income increased by $288,000, or 25.2%, to $1.4 million in the fiscal 1996 second quarter, compared to $1.1 million in the prior fiscal year's second quarter. Total revenues from the hotels and resorts division during the first half of fiscal 1996 increased by $5.5 million, or 21.1%, to $31.5 million, over $26.0 million in the previous year's comparable period. Operating income increased by $1.6 million in the first half of fiscal 1996, or 54.7%, to $4.5 million, compared to $2.9 million in the prior fiscal year's first half.

       Substantially improved occupancy and room rates at the Grand Geneva Resort & Spa were the primary reasons for the increases in the fiscal 1996 periods compared to the prior year's periods, together with improved occupancy rates and average room rates at the Milwaukee Hilton (formerly the Marc Plaza), which reopened in June 1995 after extensive renovation and restoration. Pre-opening costs for the Milwaukee Hilton, which are being amortized over a one-year period which began in the first quarter of fiscal 1996, reduced otherwise stronger operating profits.

   Restaurants

       Restaurant division revenues totaled $6.0 million for the fiscal 1996 second quarter, a decrease of $12.1 million, or 66.9%, from $18.1 million in the same period in fiscal 1995. The division's operating loss for the fiscal 1996 second quarter was $383,000, compared to operating income of $88,000 in the second quarter of the prior year. Restaurant division revenues totaled $13.3 million for the fiscal 1996 first half, a decrease of $24.2 million, or 64.5%, from $37.5 million in the same period in fiscal 1995. The division's operating loss in the first half of fiscal 1996 was $751,000, compared to operating income of $916,000 in the first half of fiscal 1995. The decreased revenues in both fiscal 1996 periods were virtually all due to the disposition or closure of 38 restaurants since last year's second quarter, as well as decreased revenues in the fiscal 1996 periods recognized by the Company's KFC restaurants. Operating results in both fiscal 1996 periods declined due primarily to the sale of the Company's profitable Applebee's restaurants.

       The Company's KFC restaurants experienced a 4.9% decrease in revenues and a 44.0% decrease in operating profits during the fiscal 1996 second quarter compared to the prior year's second quarter. For the first half of fiscal 1996, the Company's KFC restaurants experienced a 3.7% decrease in revenues and a 49.1% decrease in operating profit compared to the same fiscal 1995 period. The decreased results between comparative periods were the result of increased operating expenses, including significantly higher chicken costs, and special lower priced promotions, together with the loss of $252,000 in revenues from the closure of four underperforming KFC restaurants since last year's second quarter. Although guest counts increased 2% at same-store KFCs during the first half of fiscal 1996 compared to the first half of fiscal 1995, average check amounts decreased 1% because of lower priced promotions.


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

       Net cash provided by operating activities decreased by $9.9 million during the first half of fiscal 1996 to $16.3 million, compared to $26.2 million in the prior year's first half. The primary cause of this decrease was a decrease in accounts and notes payable caused by timing differences in payments to vendors and increased income tax expense related to the gain on disposals of property and equipment.

       As a result of receiving $49.5 million in net cash proceeds from the disposition of property and equipment, including the sale of its Applebee's restaurants and related rights, the Company's investing activities generated a positive cash flow of $14.7 million during the first half of fiscal 1996, compared to a net use of $31.0 million in the fiscal 1995 first half. Capital expenditures to support the Company's continuing expansion program totalled $36.7 million in the first half of fiscal 1996 compared to $34.2 million in the prior year's first half.

       Net cash used in financing activities increased to $26.0 million in the first half of fiscal 1996, compared to $1.2 million of net cash provided by financing activities in the first half of fiscal 1995. During the fiscal 1996 first half, the Company paid $21.1 million of principal payments on long-term debt (as a result of its receipt of cash from its Applebee's sale), compared to $3.4 million in the prior year's first half, and made dividend payments of $5.0 million compared to $4.2 million during the prior year's first half. The Company did not issue any new debt during the fiscal 1996 first half compared to $8.7 million of new debt issued in the first half of fiscal 1995.

       The Company's continuing expansion plans are being funded from cash generated from operations, the funds received by the Company from the prior sale of its Applebee's restaurants and other facilities, and additional bank debt. The actual timing and extent of the implementation of the Company's current expansion plans will depend in large part on continuing favorable industry and general economic conditions, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that the Company's current expansion goals will continue to evolve and change in response to these and other factors.

       The Company currently has one interest rate swap agreement in the notional amount of $15.0 million. This agreement is not material to the Company's financial condition.


                           PART II - OTHER INFORMATION

   Item 4.   Submission of Matters to a Vote of Security Holders

     The Company's 1995 annual meeting of shareholders was held on Thursday, September 28, 1995 ("Annual Meeting"). At the Annual Meeting, the following matters were voted on in person or by proxy, and approved by the Company's shareholders:

     1. The shareholders voted to elect Ben Marcus, Stephen H. Marcus, Diane Marcus Gershowitz, George R. Slater, Lee Sherman Dreyfus, John L. Murray, Daniel F. McKeithan, Jr., Allan H. Selig and Timothy E. Hoeksema to the Company's Board of Directors for one-year terms to expire at the Company's 1996 annual meeting of shareholders and until their successors are duly qualified and elected.

     2. The shareholders voted to approve and ratify the Company's 1995 Equity Incentive Plan.

     As of the August 11, 1995 record date for the Annual Meeting ("Record Date"), 10,513,709 shares of Common Stock and 9,103,428 shares of Class B Common Stock were outstanding and eligible to vote, with the Common Stock entitled to one vote per share and the Class B Common Stock entitled to ten votes per share. Following are the final votes on the matters presented for shareholder approval at the Annual Meeting:

   Election of Directors

                                      For                     Withheld
    Name                       Votes     Percentage      Votes    Percentage
                                            (1)                      (1)

    Ben Marcus               89,036,633      99.41%      532,415       0.59%
    Stephen H. Marcus        89,553,698      99.98%       15,350       0.02%
    Diane Marcus
     Gershowitz              89,553,615      99.98%       15,432       0.02%
    George R. Slater         89,552,499      99.98%       16,548       0.02%
    Lee Sherman Dreyfus      89,549,649      99.98%       19,398       0.02%
    John L. Murray           89,552,784      99.98%       16,263       0.02%
    Daniel F.
     McKeithan, Jr.          89,553,422      99.98%       15,626       0.02%
    Allan H. Selig           89,548,400      99.98%       20,648       0.02%
    Timothy E. Hoeksema      89,553,347      99.98%       15,701       0.02%

   --------------------
   (1) Based on a total of 89,569,047 votes represented by shares of Common Stock and Class B Common Stock actually voted in person or by proxy at the Annual Meeting.

   1995 Equity Incentive Plan
                                                                     Total
                                         Total      Total Votes    Percentage                      Total
                         Total Votes   Percentage      Voted         Voted       Total Votes    Percentage
                          Voted For   Voted For(1)    Against      Against(1)     Abstained    Abstained(1)
   Combined Common
   Stock and Class B
   Common Stock Vote     86,880,519      97.00%       514,064        0.57%         301,187         0.34%

   -----------------
   (1) Based on a total of 89,569,047 votes represented by shares of Common Stock and Class B Common Stock actually voted in person or by proxy at the Annual Meeting.


   No other matters were brought before the Annual Meeting for a shareholder vote.

       The foregoing share and vote data has been adjusted for the three-for-two stock split effected in the form of a 50% stock dividend on November 14, 1995.


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

 DATE:  December 22, 1995

                            By:  \s\ Stephen H. Marcus
                                 Stephen H. Marcus,
                                 Chairman of the Board, President and Chief
                                 Executive Officer

 DATE:  December 22, 1995
                            By:  \s\ Kenneth A. MacKenzie
                                 Kenneth A. MacKenzie
                                 Chief Financial Officer and Treasurer

                             THE MARCUS CORPORATION
                                    FORM 10-Q
                                       FOR
                        24 - WEEKS ENDED NOVEMBER 9, 1995

                                  EXHIBIT INDEX


   Exhibit             Description

     27                Financial Data Schedule