Form 10-Q
period 1996-02-01
MARCUS CORP
filed 1996-03-18
CIK 62234

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended February 1, 1996

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

   COMMON STOCK OUTSTANDING AT FEBRUARY 1, 1996 - 10,790,885
   CLASS B COMMON STOCK OUTSTANDING AT FEBRUARY 1, 1996 - 8,857,025

                             THE MARCUS CORPORATION

                                      INDEX
                                                                     Page
                                                                     No.
    PART I - FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements:

                  Balance Sheets
                  (February 1, 1996 and May 25, 1995) . . . . . . .   3

                  Statements of Earnings
                  (Twelve and thirty-six weeks ended February 1,
                  1996 and February 2, 1995)  . . . . . . . . . . .   5

                  Statements of Cash Flows
                  (Thirty-six weeks ended February 1, 1996 and
                  February 2, 1995) . . . . . . . . . . . . . . . .   6

                  Condensed Notes to Financial Statements . . . . .   7

         Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition . .   8

    PART II - OTHER INFORMATION

         Item 6.  Exhibits  . . . . . . . . . . . . . . . . . . . .  12

         Signatures . . . . . . . . . . . . . . . . . . . . . . . .  13

    PART I - Financial Information

    Item 1. Financial Statements

    THE MARCUS CORPORATION
    Consolidated Balance Sheets
                                               February 1,      May 25,
    ASSETS                                        1996            1995
                                               (unaudited)
    CURRENT ASSETS:
      Cash and cash equivalents              $ 12,709,000   $  8,798,000
      Accounts and notes receivable             6,357,000      6,166,000
      Receivables from joint ventures           3,524,000      1,861,000
      Other current assets                      4,027,000      4,817,000
                                              -----------    -----------
        Total current assets                   26,617,000     21,642,000

    PROPERTY AND EQUIPMENT:
      Land and improvements                    59,038,000     54,740,000
      Buildings and improvements              315,267,000    290,219,000
      Leasehold improvements                    5,817,000      7,562,000
      Furniture, fixtures and equipment       137,058,000    128,035,000
      Construction in progress                 16,275,000     27,434,000
                                              -----------    -----------
      Total property and equipment            533,455,000    507,990,000
      Less accumulated depreciation and
       amortization                           145,581,000    133,706,000
                                              -----------    -----------
        Net property and equipment            387,874,000    374,284,000

    OTHER ASSETS:
      Investment in and advances to joint
       ventures                                   863,000        629,000
      Other                                    12,293,000     10,527,000
                                              -----------    -----------
       Total other assets                      13,156,000     11,156,000
                                              -----------    -----------
       TOTAL ASSETS                          $427,647,000   $407,082,000
                                              ===========    ===========

   See accompanying notes to consolidated financial statements

    THE MARCUS CORPORATION
    Consolidated Balance Sheets
                                               February 1,     May 25,
    LIABILITIES AND SHAREHOLDERS' EQUITY          1996           1995
                                               (unaudited)
    CURRENT LIABILITIES:
      Notes payable                          $  5,034,000   $  4,452,000
      Accounts payable                         17,631,000     17,886,000
      Income taxes                              3,529,000      2,069,000
      Taxes other than income taxes             7,599,000      9,091,000
      Accrued compensation                      2,531,000      1,458,000
      Other accrued liabilities                 7,661,000      8,052,000
      Current maturities on long-term debt      6,413,000      9,245,000
                                              -----------    -----------
           Total current liabilities           50,398,000     52,253,000

    LONG-TERM DEBT                            107,062,000    116,364,000

    DEFERRED INCOME TAXES                      20,903,000     19,957,000

    DEFERRED COMPENSATION AND OTHER             4,980,000      4,044,000

    SHAREHOLDERS' EQUITY
      Preferred Stock, $1 par; authorized
       1,000,000 shares; none issued                  ---            ---
      Common Stock, $1 par; authorized
       30,000,000 shares; issued 11,529,542
       shares at February 1, 1996,
       7,522,368 shares at May 25, 1995        11,530,000      7,522,000
      Class B Common Stock, $1 par;
       authorized 20,000,000 shares;
       issued 8,857,025 shares at
       February 1, 1996, 6,068,952
       shares at May 25, 1995                   8,857,000      6,069,000
      Capital in excess of par                 38,446,000     45,154,000
      Retained earnings                       189,179,000    159,675,000
                                              -----------    -----------
                                              248,012,000    218,420,000
      Less cost of treasury stock
       Common stock - 738,867 shares
            at February 1 and 525,847
            shares at May 25, 1995              3,708,000      3,956,000
                                              -----------    -----------
        Total shareholders' equity            244,304,000    214,464,000
                                              -----------    -----------
        TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY            $427,647,000   $407,082,000
                                              ===========    ===========

           See accompanying notes to consolidated financial statements

    THE MARCUS CORPORATION
    Consolidated Statements of Earnings
       (unaudited)
                              February 1, 1996          February 2, 1995
                          12 Weeks     36 Weeks      12 Weeks       36 Weeks
    Revenues:
      Rooms and         $24,827,000  $95,453,000   $22,033,000   $83,206,000
       telephone
      Theatre            15,549,000   44,439,000    14,004,000    40,670,000
       operations
      Food and            8,176,000   30,699,000    20,214,000    66,224,000
       beverage
      Other income        3,425,000   14,040,000     3,007,000    10,458,000
                         ----------  -----------    ----------   -----------
                         51,977,000  184,631,000    59,258,000   200,558,000
    Costs and
    Expenses:
      Rooms and          11,024,000   34,818,000     9,768,000    30,804,000
       telephone
      Theatre             9,564,000   26,888,000     8,373,000    24,497,000
       operations
      Food and            6,615,000   22,535,000    15,728,000    50,461,000
       beverage
      Advertising and     3,169,000   10,043,000     3,553,000    10,986,000
       marketing
      Administrative      4,897,000   18,512,000     4,528,000    17,063,000
      Depreciation and    5,728,000   17,202,000     5,712,000    16,353,000
       amortization
      Rent                  499,000    2,027,000     1,122,000     4,101,000
      Property taxes      2,019,000    6,319,000     1,965,000     6,433,000
      Other costs and     2,642,000    8,701,000     2,333,000     5,832,000
       expenses          ----------  -----------    ----------   -----------
                         46,157,000  147,045,000    53,082,000   166,530,000
                         ----------  -----------    ----------   -----------
    Operating income      5,820,000   37,586,000     6,176,000    34,028,000
    Other income(loss)
      Investment            680,000    2,353,000       542,000     1,352,000
      income
      Interest expense   (2,211,000)  (7,144,000)   (2,325,000)   (6,379,000)
      Gain (loss) on
       disposition of
       property and
       equipment           (290,000)  24,779,000        18,000       135,000
                         ----------  -----------    ----------   -----------
    Earnings before       3,999,000   57,574,000     4,411,000    29,136,000
      income taxes
    Income Taxes          1,383,000   23,057,000     1,861,000    11,993,000
                         ----------  -----------    ----------   -----------
    Net Earnings        $ 2,616,000  $34,517,000   $ 2,550,000  $ 17,143,000
                         ==========   ==========    ==========   ===========

    Net Earnings per          $0.13        $1.74*        $0.13         $0.87
      weighted average        -----        -----         -----         -----
      share of Common
      Stock and Class
      B Common Stock

    Weighted average     19,833,000   19,811,000    19,701,000    19,698,000
      shares
      outstanding

    Dividends per Share
      Common Stock               --        $0.27            --         $0.23
      Class B Common             --        $0.24            --         $0.21
      Stock
   _______________________________
   * Includes a one time gain of $0.75, net of tax, on the disposition of certain restaurant locations.

        See accompanying notes to consolidated financial statements

    THE MARCUS CORPORATION
    Consolidated Statements of Cash Flows
    For the Thirty-Six Weeks Ended             February 1,     February 2,
      (unaudited)                                 1996            1995

    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                            $ 34,517,000    $ 17,143,000
      Adjustments to reconcile net earnings
       to cash provided by operating
       activities:
        Earnings on investments in joint
         ventures                                 (231,000)       (258,000)
        Gain on disposition of property and
        equipment                              (24,779,000)       (135,000)
        Depreciation and amortization           17,202,000      16,353,000
        Deferred income taxes                      946,000         841,000
        Deferred compensation and other            936,000         349,000
      Changes in assets and liabilities:
        Accounts and notes receivable           (1,854,000)        708,000
        Other current assets                       790,000        (947,000)
        Accounts and notes payable                 327,000        (517,000)

        Income taxes                             1,460,000       1,975,000
        Taxes other than income taxes           (1,492,000)        400,000
        Accrued compensation                     1,073,000       1,438,000
        Other accrued liabilities                 (391,000)      2,021,000
                                                ----------      ----------
      Cash provided by operating activities     28,504,000      39,371,000
    CASH FLOW FROM INVESTING ACTIVITIES:
      Additions to property and equipment      (58,665,000)    (52,663,000)
      Proceeds from dispositions of property
      and equipment                             52,663,000         830,000
      Investments in joint ventures               (409,000)       (196,000)
      (Increase) decrease in other assets       (1,766,000)      2,194,000
      Cash received from joint ventures            406,000         459,000
                                                ----------      ----------
      Cash used in investing activities         (7,771,000)    (46,681,000)
    CASH FLOWS FROM FINANCING ACTIVITIES:
      Debt transactions:
       Proceeds from issuance of long-term
       debt                                      9,796,000      14,546,000
       Principal payments on long-term debt    (21,930,000)     (3,619,000)
      Equity transactions:
       Treasury stock transactions (except
        for stock options)                        (131,000)          2,000
       Exercise of stock options                   467,000         152,000
       Cash dividend paid                       (5,024,000)     (4,239,000)
                                                ----------      ----------
      Cash provided by (used in) financing
      activities                               (16,822,000)      6,842,000
                                                ----------      ----------
    CASH AND CASH EQUIVALENTS;
      Net increase (decrease) during period      3,911,000        (468,000)
      Beginning balance                          8,798,000       9,974,000
                                                ----------      ----------
      Ending balance                          $ 12,709,000    $  9,506,000
                                                ==========     ===========

           See accompanying notes to consolidated financial statements

                             THE MARCUS CORPORATION
                 CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
                       TWELVE AND THIRTY-SIX WEEKS ENDED
                                FEBRUARY 1, 1996
                                   (Unaudited)

   A. Refer to the Company's audited financial statements (including footnotes) for the year ended May 25, 1995, contained in the Company's Form 10-K Annual Report for such year, for a description of the Company's accounting policies.

   B. The consolidated financial statements for the twelve and thirty-six weeks ended February 1, 1996 and February 2, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at February 1, 1996, and for all periods presented have been made.

   C. Pursuant to an asset purchase agreement dated April 12, 1995, the Company completed the sale of its 18 existing Applebee's Neighborhood Grill & Bar restaurants ("Applebee's"), two Applebee's under construction, five Applebee's under development and its development rights for Applebee's to Apple South, Inc. (the Purchaser). On June 5, 1995, the Company entered into a management agreement with the Purchaser, whereby the Purchaser commenced to immediately manage, operate and assume all of the Company's existing operating and development responsibilities related to the Company's Applebee's restaurant operations. The Purchaser received all profits of the restaurants between June 5, 1995 and June 30, 1995, as reimbursement for its management service. On June 30, 1995, proceeds from the sale of approximately $48.3 million were received by the Company in cash.

   D. The Company's Board of Directors declared a three-for-two stock split, effected in the form of a 50% stock dividend, distributed on November 14, 1995, to all holders of Common Stock and Class B Common Stock.
       All per share and weighted average shares outstanding data prior to November 14, 1995 have been adjusted to reflect this dividend.

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

      Revenues for the third quarter of fiscal 1996 ended February 1, 1996 totaled $52.0 million dollars, a decrease of $7.3 million, or 12.3%, from revenues of $59.3 million for the third quarter of fiscal 1995. For the first three quarters of fiscal 1996 revenues were $184.6 million, a decrease of $15.9 million, or 7.9%, from revenues of $200.5 million in the first three quarters of fiscal 1995. The decline in revenues for both fiscal 1996 periods from the prior year's comparable periods was anticipated by the Company and was caused by the Company's June 1995 sale of its Applebee's restaurants and the Company's disposition through lease of its 11 Marc's Cafe & Coffee Mill restaurants in February 1995 resulting in losses of $11.7 million and $35.5 million in restaurant division revenues for the fiscal 1996 third quarter and first three quarters, respectively. However, as described below, the loss of revenues from the disposition of its Applebee's and Marc's Cafe & Coffee Mill restaurants was partially offset by increased 1996 comparative period revenues in all of the Company's other divisions.

      Net earnings for the third quarter of fiscal 1996 were $2.6 million, a 2.6% increase from net earnings of $2.5 million for the third quarter of fiscal 1995. Earnings per share were $0.13 for both the third quarter of fiscal 1996 and 1995. For the first three quarters of fiscal 1996 earnings from operations were $19.7 million, or $0.99 per share, excluding the after-tax gain of $14.8 million, or $0.75 per share, resulting from the Company's June 1995 sale of its Applebee's restaurants and related rights. This represented a respective 15.2% and 13.8% increase from net earnings of $17.1 million, or $0.87 per share, in the first three quarters of fiscal 1995. Including the gain from the Applebee's sale, net earnings were $34.5 million, or $1.74 per share, for the first three quarters of fiscal 1996. All earnings per share data have been adjusted to reflect the three-for-two stock split effected in the form of a 50% stock dividend on November 14, 1995.

   Motels

      Total revenues for the third quarter of fiscal 1996 for the motel division were $22.5 million, an increase of $2.1 million, or 10.5%, compared to $20.4 million in the same period in fiscal 1995. The motel division's operating income for the fiscal 1996 third quarter totaled $1.1 million, a decrease of $324,000, or 22.9%, from the $1.4 million of operating income earned by the division in the same period in fiscal 1995. Total revenues for the first three quarters of fiscal 1996 for the motel division were $80.9 million, an increase of $9.9 million, or 14.0%, compared to $71.0 million in the same period in fiscal 1995. The motel division's operating income for the first three quarters of fiscal 1996 totaled $14.8 million, an increase of $1.8 million, or 14.0%, over the $13.0 million of operating income earned by the division in the same period in fiscal 1995.

      Compared to the end of the third quarter of fiscal 1995, there were seven new Company-owned and six new franchised Budgetel Inns in operation at the end of the fiscal 1996 third quarter. These new facilities contributed additional revenues of $1.7 million to the division's fiscal 1996 third quarter revenues. However, severe winter weather conditions throughout the East Coast and the Midwest, as well as the two federal government shutdowns during the fiscal 1996 third quarter, reduced occupancy rates at the Company's motels and otherwise adversely affected fiscal 1996 period operating results. Average daily room rates improved over the prior year as a result of the implementation of scheduled selective price increases. At the end of the third quarter, the Company operated 117 Budgetel Inns, of which 87 were Company-owned and 30 were franchised, compared to a total of 104 Budgetel Inns at the end of last year's third quarter (80 Company-owned and 24 franchised). The Company is continuing to pursue an aggressive expansion program for its Budgetel Inns and currently plans to open up to an additional six new Company-owned and one new franchised Budgetel Inns during the remainder of fiscal 1996. The Company also owns and operates three Woodfield Suite all-suite motels and is currently developing two additional Woodfield Suites.

   Theatres

      The theatre division's fiscal 1996 third quarter revenues were $15.6 million, an increase of $1.6 million, or 11.1%, over revenues of $14.0 million in the same period in fiscal 1995. Operating income for the third quarter during fiscal 1996 was $2.7 million, a decrease of $99,000, or 3.6%, from operating income of $2.8 million in the same prior year period. The theatre division's revenues for the first three quarters of fiscal 1996 were $44.6 million, an increase of $3.7 million, or 9.1%, over revenues of $40.9 million in the same period in fiscal 1995. Operating income for the first three quarters of fiscal 1996 was $8.2 million, an increase of $510,000, or 6.6%, over $7.7 million in the same prior year period. In November, the division opened a new ten-plex theatre in Orland Park, Illinois and construction is underway on a new 20-screen theatre in Addison, Illinois and two eight-plexes in Appleton and New Berlin, Wisconsin. Plans are also underway to construct a new six-screen addition to the Company's fourteen-plex Gurnee Mills, Illinois complex. Once completed, both the Addison and Gurnee Mills 20-plexes will be the Chicago area's and the Company's largest movie theatre complexes.

      The Thanksgiving through New Year's Day period is traditionally a strong period for movie exhibitors, including the Company's theatre division. Total box office receipts for the first three quarters of fiscal 1996 were $31.3 million, an increase of $2.2 million, or 7.6%, from $29.1 million in the same period in the prior year. Box office receipts increased for the first three quarters of fiscal 1996 compared to the prior year's first three quarters due to the operation of new theatres in Delafield, Green Bay and Orland Park and new screen additions in Racine and Sheboygan, together with a 6.2% increase in average ticket prices and a 10.5% increase in vending revenues per person. Five screens were closed from the end of last year's third quarter, resulting in a nominal loss of revenues and improved operating income. The Company operated 219 total screens during the third quarter of fiscal 1996 compared to 197 during last year's third quarter. Despite the severe winter weather in the Midwest which limited theatre attendance during the fiscal 1996 third quarter, the Company's additional screens in operation allowed overall theatre attendance to increase by 1.2% during the first three quarters of 1996 compared to the fiscal 1995 first three quarters. Theatre attendance is largely dependent upon the audience appeal of available films, a factor over which the Company has limited control. Operating income for the fiscal 1996 third quarter was adversely affected by substantially higher snow removal costs.

   Hotels and Resorts

      Total revenues of the hotels and resorts division during the third quarter of fiscal 1996 increased by $926,000, or 12.2%, to $8.5 million, compared to $7.6 million in the previous year's comparable period. Operating losses totalled $2.8 million in the fiscal 1996 third quarter compared to an operating loss of $2.5 million in the prior fiscal year's third quarter. Total revenues from the hotels and resorts division during the first three quarters of fiscal 1996 increased by $6.4 million, or 19.1%, to $40.0 million, from $33.6 million in the previous year's comparable period. Operating income increased by $1.2 million in the first three quarters of fiscal 1996, or 255%, to $1.7 million, compared to $474,000 in the prior fiscal year's first three quarters.

      Increased occupancy at the Grand Geneva Resort & Spa, together with the revenue from having the restored and renovated Milwaukee Hilton (formerly the Marc Plaza) open for the entire 1996 three quarter period and the impact of increased average daily room rates at all three of the Company's owned hotels, were the primary reasons for the division's increased revenues in the fiscal 1996 periods compared to the prior year's periods. However, the amortization of the Hilton's preopening costs, together with the effects on occupancy of the adverse winter weather, all negatively impacted the division's operating results for both 1996 periods and, in particular, the third quarter.

   Restaurants

      Restaurant division revenues totaled $5.2 million for the fiscal 1996 third quarter, a decrease of $12.0 million, or 69.8%, from $17.1 million in the same period in fiscal 1995. The division's operating loss for the fiscal 1996 third quarter improved to $364,000, compared to an operating loss of $423,000 in the third quarter of the prior year. Restaurant division revenues totaled $18.5 million for the first three quarters of fiscal 1996, a decrease of $36.1 million, or 66.2%, from $54.6 million in the same period in fiscal 1995. The division's operating loss in the first three quarters of fiscal 1996 was $1.1 million, compared to operating income of $493,000 in the first three quarters of fiscal 1995. The decreased revenues in both fiscal 1996 periods were virtually all due to the disposition or closure of 36 restaurants since February 1995, as well as decreased revenues in the fiscal 1996 periods recognized by the Company's KFC restaurants. The decline in operating results for the first three quarters of fiscal 1996 was due primarily to the sale of the Company's profitable Applebee's restaurants.

      The Company's KFC restaurants experienced a 4.7% decrease in revenues, but a 275% increase in operating income, during the fiscal 1996 third quarter compared to the prior year's third quarter. For the first three quarters of fiscal 1996, the Company's KFC restaurants experienced a 4.0% decrease in revenues and a 37.8% decrease in operating income compared to the same fiscal 1995 period. The decreased revenue between comparative periods was the result of the loss of $814,000 in revenues during the first three quarters of fiscal 1996 from the closure of four underperforming KFC restaurants that had a combined operating loss of $135,000 for the comparable 1995 period. The Company will open a new KFC restaurant during the fourth quarter of fiscal 1996. Guest counts increased 2.0% at same-store KFCs during the first three quarters of fiscal 1996 compared to the first three quarters of fiscal 1995, although average check amounts decreased slightly because of promotions for certain lower cost menu items. Fiscal 1996 results were affected adversely by higher chicken costs, although the Company believes that chicken costs may be stabilizing at lower levels.

   FINANCIAL CONDITION

      The Company's lodging, movie theatre and restaurant businesses each generate significant and consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. The Company believes that these consistent and predictable cash sources, together with the availability to the Company of $35.2 million in unused credit lines at the end of the third quarter, should be adequate to support the ongoing operational liquidity needs of the Company's businesses. Since the end of the fiscal 1996 third quarter, the Company increased its borrowing capacity by an additional $10.0 million under its bank revolving credit lines.

      Despite substantially increased net earnings in the first three quarters of fiscal 1996 compared to the prior year's period, net cash provided by operating activities decreased by $10.9 million during the first three quarters of fiscal 1996 to $28.5 million, compared to $39.4 million in the prior year's first three quarters. The primary cause of this decrease was the result of $25.0 million of the Company's net earnings for the first nine months of fiscal 1996 being attributable to non-operating activities (i.e., principally the sale by the Company of its Applebee's restaurants and related rights), partially offset by increases in non-cash expense items, a decrease in accounts and notes payable caused by timing differences in payments to vendors and increased income tax expense related to the gain on disposition of property and equipment.

      As a result of receiving $52.7 million in net cash proceeds from the disposition of property and equipment, including particularly the sale of its Applebee's restaurants and related rights, net cash used by the Company in investing activities was $7.8 million during the first three quarters of fiscal 1996, compared to a net use of $46.7 million in the fiscal 1995 first three quarters. Capital expenditures to support the Company's continuing expansion program totalled $58.7 million in the first three quarters of fiscal 1996 compared to $50.0 million in the prior year's first three quarters. The Company's most significant capital expenditures during the third quarter were for the expansion of the motel and theatre divisions.

      Net cash used in financing activities was $16.8 million in the first three quarters of fiscal 1996, compared to $6.8 million of net cash provided by financing activities in the first three quarters of fiscal 1995. During the first three quarters of fiscal 1996, the Company paid $21.9 million of principal payments on long-term debt (as a result of its receipt of cash from its Applebee's sale), compared to $3.6 million in the prior year's first three quarters, and made dividend payments of $5.0 million during the fiscal 1996 three quarter period compared to $4.2 million during the prior year's first three quarters. The Company issued $9.8 million of new debt during the fiscal 1996 first three quarters compared to $14.5 million of new debt issued in the first three quarters of fiscal 1995.

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

                             THE MARCUS CORPORATION
                                  (Registrant)


   DATE:  March 15, 1996                   By:  \s\ Stephen H. Marcus
                                           Stephen H. Marcus,
                                           Chairman of the Board, President
                                           and Chief Executive Officer

   DATE:  March 15, 1996                   By:  \s\ Kenneth A. MacKenzie
                                           Kenneth A. MacKenzie
                                           Chief Financial Officer and
                                           Treasurer

                             THE MARCUS CORPORATION
                                    FORM 10-Q
                                       FOR
                        36 - WEEKS ENDED FEBRUARY 1, 1996

                                  EXHIBIT INDEX

   Exhibit             Description

     27                Financial Data Schedule