Form 10-Q
period 1996-08-22
MARCUS CORP
filed 1996-10-07
CIK 62234

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 22, 1996

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

   COMMON STOCK OUTSTANDING AT SEPTEMBER 24, 1996 - 10,818,671
   CLASS B COMMON STOCK OUTSTANDING AT SEPTEMBER 24, 1996 - 8,856,405

                             THE MARCUS CORPORATION

                                      INDEX
                                                                  Page
                                                                  No.
    PART I - FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements:

             Balance Sheets
             (August 22, 1996 and May 30, 1996) . . . . . . . .    3

             Statements of Earnings
             (Twelve weeks ended August 22, 1996
             and August 17, 1995) . . . . . . . . . . . . . . .    5

             Statements of Cash Flows
             (Twelve weeks ended August 22, 1996
             and August 17, 1995) . . . . . . . . . . . . . . .    6

             Condensed Notes to Financial Statements  . . . . .    7

    Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations  . . . . . . . . . . . . . . . . . .    8


    PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . .   11

             Signatures   . . . . . . . . . . . . . . . . . . .   12

                         PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

                             THE MARCUS CORPORATION
                          Consolidated Balance Sheets

                                                          (in thousands)
                                                   (Unaudited)    (Audited)
                                                    August 22,      May 30,
                                                       1996           1996
    ASSETS
    Current Assets:
      Cash and cash equivalents                       $  1,917    $  15,466
      Accounts and notes receivable                      9,817        8,780
      Receivables from joint ventures                    4,428        4,890
      Other current assets                               2,384        2,463
                                                       -------      -------
        Total current assets                            18,546       31,599

    Property and equipment:
      Land and improvements                             66,156       60,177
      Buildings and improvements                       356,975      329,458
      Leasehold improvements                             5,410        5,688
      Furniture, fixtures and equipment                142,766      137,305
      Construction in progress                          19,195       22,336
                                                       -------      -------
        Total property and equipment                   590,502      554,964
      Less accumulated depreciation and
        amortization                                   147,927      143,401
                                                       -------      -------
        Net property and equipment                     442,575      411,563

    Other assets:
      Investments in joint ventures                      1,303        1,295
      Other                                             12,866       10,858
                                                       -------      -------
        Total other assets                              14,169       12,153
                                                       -------      -------
    TOTAL ASSETS                                      $475,290     $455,315
                                                      ========     ========

   See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION
                           Consolidated Balance Sheets
                                                         (in thousands)
                                                   (Unaudited)     (Audited)
                                                    August 22,       May 30,
                                                        1996           1996
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Notes payable                                     $4,521        $5,555
      Accounts payable                                  11,352        15,646
      Income taxes                                       7,796         1,393
      Taxes other than income taxes                     10,323         8,323
      Accrued compensation                               2,122         1,380
      Other accrued liabilities                          8,694         9,352
      Current maturities on long-term debt               9,069         9,069
                                                       -------       -------
        Total current liabilities                       53,877        50,718

    Long-term debt                                     133,354       127,135

    Deferred income taxes                               20,052        20,027

    Deferred compensation and other                      6,486         6,187

    Shareholders' equity
      Preferred Stock, $1 par; authorized
      1,000,000 shares;
        none issued
      Common Stock, $1 par; authorized
      30,000,000 shares;
        issued 11,530,162 shares at August 22,
        1996, 11,529,962 shares at May 30, 1996         11,530        11,530
      Class B Common Stock, $1 par; authorized
      20,000,000
        shares; issued and outstanding 8,856,405
        shares at August 22, 1996, 8,856,605 at
        May 30, 1996                                     8,857         8,857
      Capital in excess of par                          38,872        38,832
      Retained earnings                                205,856       195,643
                                                       -------       -------
                                                       265,115       254,862
      Less cost of Common Stock in treasury
        (714,467 shares at August 22, 1996 and
        718,352 shares at May 30, 1996)                  3,594         3,614
                                                       -------       -------
        Total shareholders' equity                     261,521       251,248
                                                       -------       -------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $475,290      $455,315
                                                      ========      ========

   See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION
                Consolidated Statements of Earnings (Unaudited)
                                      (in thousands, except per share data)
                                                       12 Weeks Ended
                                                  August 22,     August 17,
                                                      1996           1995
    Revenues:
      Rooms and telephone                           $40,553        $37,012
      Food and beverage                              11,295         11,866
      Theatre operations                             20,486         18,857
      Other income                                    5,490          5,833
                                                    -------        -------
    Total revenues                                   77,824         73,568

    Costs and expenses:
      Rooms and telephone                            13,300         12,014
      Food and beverage                               7,922          8,306
      Theatre operations                             12,425         11,247
      Advertising and marketing                       3,894          3,324
      Administrative                                  6,608          7,359
      Depreciation and amortization                   6,340          5,875
      Rent                                              806          1,019
      Property taxes                                  2,596          2,203
      Other operating expenses                        2,515          2,794
                                                    -------        -------
    Total costs and expenses                         56,406         54,141
                                                    -------        -------
    Operating income                                 21,418         19,427

    Other income (loss):
      Investment income                                 143            364
      Interest expense                               (2,179)        (2,111)
      Gain on disposition of property and
        equipment                                         4         24,607
                                                    -------        -------
                                                     (2,032)        22,860
                                                    -------        -------
    Earnings before income taxes                     19,386         42,287
    Income taxes                                      7,758         16,977
                                                    -------        -------
    Net earnings                                    $11,628        $25,310
                                                    =======        =======
    Net earnings per share:*
      Earnings excluding gain on restaurant sale      $0.59          $0.53
      After-tax gain on restaurant sale                               0.75
                                                                   -------
      Net earnings per share                          $0.59          $1.28
                                                    -------        -------
    Weighted Average Shares Outstanding*             19,841         19,743

   * All per share and weighted average shares outstanding data has been adjusted to reflect the 50% stock dividend distributed on November 14, 1995.

   See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION
                Consolidated Statements of Cash Flows (Unaudited)
                                                         (in thousands)
                                                         12 Weeks Ended
                                                     August 22,   August 17,
                                                        1996         1995

    OPERATING ACTIVITIES:
    Net earnings                                       $11,628      $25,310
    Adjustments to reconcile net earnings to
      net cash provided by operating
      activities:
      Earnings on investments in joint
      ventures, net of distributions                        (8)         (80)
      Gain on disposition of property and
      equipment                                             (4)     (24,607)
      Depreciation and amortization                      6,340        5,875
      Deferred income taxes                                 25          646
      Deferred compensation and other                      299          194
      Changes in assets and liabilities:
        Accounts and notes receivable                   (1,037)      (4,411)
        Other current assets                                79          516
        Accounts payable                                (4,294)     (10,000)
        Income taxes                                     6,403       14,081
        Taxes other than income taxes                    2,000          808
        Accrued compensation                               742          930
        Other accrued liabilities                         (658)       1,595
                                                       -------      -------
    Total adjustments                                    9,887      (14,453)
                                                       -------      -------
    Net cash provided by operating activities           21,515       10,857

    INVESTING ACTIVITIES:
    Capital expenditures                               (37,680)     (19,306)
    Net proceeds from disposals of property,
    equipment and other assets                             332       49,080
    Purchase of interest in joint ventures, net
    of cash acquired                                        --         (222)
    (Increase) decrease in other assets                 (2,008)       3,483
    Cash received from joint ventures                      462          255
                                                       -------      -------
    Net cash [used in] provided by investing
    activities                                         (38,894)      33,290

    FINANCING ACTIVITIES:
    Debt transactions:
      Net proceeds from issuance of notes
      payable and long-term debt                        11,500            -
      Principal payments on notes payable and
      long-term debt                                    (6,315)     (20,539)
    Equity transactions:
      Treasury stock transactions, except for
      stock options                                          3         (109)
      Exercise of stock options                             57          183
      Dividends paid                                    (1,415)      (5,010)
                                                       -------      -------
    Net cash provided by [used in] financing
    activities                                           3,830      (25,475)
                                                       -------      -------
    Net increase (decrease) in cash and cash
    equivalents                                        (13,549)      18,672
    Cash and cash equivalents at beginning of
    year                                                15,466        8,798
                                                       -------      -------
    Cash and cash equivalents at end of period         $ 1,917      $27,470
                                                       =======      =======

   See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION
                 CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
                               TWELVE WEEKS ENDED
                                 AUGUST 22, 1996
                                   (Unaudited)

   A. Refer to the Company's audited financial statements (including footnotes) for the fiscal year ended May 30, 1996, contained in the Company's Form 10-K Annual Report for such fiscal year, for a description of the Company's accounting policies.

   B. The consolidated financial statements for the twelve weeks ended August 22, 1996 and August 17, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at August 22, 1996, and for all periods presented have been made.

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

                             THE MARCUS CORPORATION

   Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                Special Note Regarding Forward-Looking Statements

             Certain matters discussed in this Management's Discussion and Analysis of Results of Operations and Financial Condition are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward looking statements are subject to certain risks, assumptions and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these risks, assumptions and uncertainties carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

   RESULTS OF OPERATIONS

   General

             The Company reports its results of operations on a 52-or 53-week fiscal year which ends on the last Thursday in May. Each fiscal year is divided into three 12-week quarters and a final quarter consisting of 16 or 17 weeks. The final quarter of fiscal 1997 will consist of 17 weeks for each of the Company's motel and hotels/resorts divisions, while the Company and its other remaining divisions will report a 16-week fourth quarter. Fiscal 1996 was a 53-week fiscal year for the Company and its theatre division, while the Company's remaining divisions reported a 52-week year in fiscal 1996.

             Revenues for the first quarter of fiscal 1997 ended August 22, 1996, totaled $77.8 million dollars, an increase of $4.3 million, or 5.8%, from revenues reported for the first quarter of fiscal 1996. Excluding $973,000 of revenues recognized in the first quarter of fiscal 1996 from restaurant locations which were subsequently disposed of or closed, revenues increased 7.2% between quarters. Net earnings for the first quarter of fiscal 1997 were $11.6 million, or $0.59 per share, up 10.5% and 11.3%, respectively, from comparable earnings of $10.5 million, or $0.53 per share, for the same quarter in the prior year. Including the after-tax gain of $14.8 million, or $0.75 per share, resulting from the Company's sale of its Applebee's restaurants and related rights in June 1995, net earnings for fiscal 1996's first quarter were $25.3 million, or $1.28 per share.

   Motels

             Total revenues for the first quarter of fiscal 1997 for the motel division were $33.9 million, an increase of $3.4 million, or 11.2%, compared to the first quarter of fiscal 1996. The motel division's operating income for the fiscal 1997 first quarter totaled $13.0 million, an increase of $1.3 million, or 10.8%, over the division's fiscal 1996 first quarter operating income.

             Compared to the first quarter of fiscal 1996, there were 11 new Company-owned or operated and five new franchised Budgetel Inns in operation during the fiscal 1997 first quarter. The Company's newly opened motels contributed additional revenues of $2.4 million to the division's fiscal 1997 first quarter revenues. Increased average daily room rates at the Company's continuing motels during the first quarter of fiscal 1997 compared to the prior year's first quarter offset lower comparative occupancy rates caused by increasing industry segment room availability. The Company is beginning to notice overbuilding in certain areas of the limited service lodging segment which the Company believes may eventually negatively impact its operating income margins. At the end of the fiscal 1997 first quarter, the Company operated 129 Budgetel Inns, of which 96 were Company-owned or operated and 33 were franchised. In addition, the Company currently plans to open up to an additional 23 new Company-owned or operated or franchised Budgetel Inns during the remainder of fiscal 1997. During the fiscal 1997 first quarter, the Company signed a franchise development agreement with a Houston, Texas-based developer to open up to 42 new franchised Budgetel Inns in Texas over the next ten years. The Company also owns and operates three Woodfield Suites all-suite motels and plans to open two new Woodfield Suites in Cincinnati, Ohio and Madison, Wisconsin later in fiscal 1997.

   Theatres

             The theatre division's fiscal 1997 first quarter revenues were $20.6 million, an increase of $1.7 million, or 8.7%, over the first quarter of fiscal 1996. The division's operating income for the fiscal 1997 first quarter was $4.9 million, a decrease of $248,000, or 4.8%, under the same prior year period.

             Total box office receipts for the fiscal 1997 first quarter were $14.1 million, an increase of $781,000, or 5.9%, from the same period in the prior year. During the first quarter of fiscal 1997, box office receipts increased due to the operation of 64 additional screens in the fiscal 1996 first quarter, together with a 4.8% increase in first-run theatre average ticket prices and a 5.8% increase in vending revenues per person. A total of 47 new screens, including 27 acquired screens, were added during the fiscal 1997 first quarter, with another 39 screens under construction or development as of the end of the quarter. The Company operated 266 total screens at the end of the first quarter of fiscal 1997 compared to 202 at the end of last year's first quarter. The additional screens in operation during the fiscal 1997 first quarter allowed over-all theatre attendance to increase 6.2% compared to the fiscal 1996 first quarter. Without the additional screens, attendance would have decreased between quarters largely as a result of the 1996 Summer Olympics. The Olympics adversely affected attendance at the Company's theatres and the industry in general. Not only did the television coverage of the Olympics reduce movie theatre attendance, but many motion picture film distributors anticipated lower theatre attendance during the Olympics and featured their best films during the late spring and early summer to avoid competing with the Olympics. This strategy meant that less attractive films were distributed later in the summer. Because theatre attendance is largely dependent upon the audience appeal of available films, these less attractive film offerings further reduced attendance. Also, fiscal 1997 first quarter results for the division did not include the results of the 1996 Memorial Day weekend, which was included in the Company's fiscal 1996 fourth quarter results. Fiscal 1996's first quarter included the results of the 1995 Memorial Day weekend. The Memorial Day weekend is traditionally one of the year's busiest motion picture viewing weekends. FunSet Boulevard, the division's new family entertainment center, opened in July 1996 and did not have a material effect on first quarter results.

   Hotels and Resorts

             Total revenues from the hotels and resorts division during the first quarter of fiscal 1997 increased by $88,000, or 0.5%, to $16.4 million, over the previous year's first quarter. Fiscal 1997 first quarter operating income increased by $255,000, or 7.3%, to $3.8 million, compared to the prior fiscal year's first quarter. The division's improved results were achieved for the fiscal 1997 first quarter despite unseasonably cold weather in the early summer which impacted occupancy and delayed the opening of the newly designed Highland's golf course at the Grand Geneva Resort & Spa. The division's fiscal 1997 first quarter results benefitted from increased revenues from, and reduced charges for pre-opening costs for, the Company's Milwaukee Hilton hotel (formerly the Marc Plaza). The division acquired the Erawan Garden Springs Resort in Indian Wells, California in August 1996 and plans are underway for an extensive renovation of the property.

   Restaurants

             Restaurant division revenues totaled $6.8 million for the fiscal 1997 first quarter, a decrease of $590,000, or 8.0%, from the same period in fiscal 1996. The decreased revenues were due to the absence of $973,000 of revenues from the disposition or closure of 21 restaurants since last year's first quarter, as well as decreased rental income. Excluding the loss of revenues from the non-continuing restaurants, fiscal 1997 first quarter revenues for the division increased 6.0% over the fiscal 1996 first quarter. The division's operating income for the fiscal 1997 period was $657,000, compared to operating income of $258,000 in the first quarter of the prior year. This increase in operating income was primarily a result of new successful KFC product introductions and increased sales from KFC's home delivery program, combined with reduced administrative costs related to the disposition of certain restaurant properties last year. Same store KFC revenues for the first quarter of fiscal 1997 compared to the prior year's first quarter were up 13.3%, with guest counts at same store KFCs up 8.6% and average guest check amounts up 4.6%. The Company plans to open its first converted 2-in-1 KFC/Taco Bell restaurant during the third quarter.

   FINANCIAL CONDITION

             The Company's lodging, movie theatre and restaurant businesses each generate significant and consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. The Company believes that these consistent and predictable cash sources, together with the availability to the Company of in excess of $25 million of unused credit lines at the end of the first quarter, should be adequate to support the ongoing operational liquidity needs of the Company's businesses.

             Net cash provided by operating activities increased by $10.6 million during the first quarter of fiscal 1997 to $21.5 million, compared to $10.9 million in the prior year's first quarter. The increase between the fiscal first quarters was primarily the result of approximately $10 million of income taxes incurred on the gain on the sale of restaurants in fiscal 1996. Timing differences in receipts of accounts and notes receivable and payment of accounts payable were offset by a reduced increase in income taxes payable.

             Net cash used in investing activities during the fiscal 1997 first quarter totaled $38.9 million, compared to the positive cash flow of $33.3 million in the fiscal 1996 first quarter which resulted from receiving $48.3 million in net cash proceeds from the June 1995 sale of its Applebee's restaurants and related rights. Capital expenditures to support the Company's continuing expansion program totalled $37.7 million in the first quarter of fiscal 1997 compared to $19.3 million in the prior year's first quarter.

             Cash provided by financing activities in the fiscal 1997 first quarter totalled $3.8 million compared to a net use of $25.5 million in the first quarter of fiscal 1996. During the fiscal 1997 first quarter, the Company received $11.5 million of net proceeds from the issuance of notes payable and long-term debt. The Company did not issue new debt in the first quarter of fiscal 1996. The Company paid $6.3 million of principal payments on long-term debt in the fiscal 1997 first quarter compared to $20.5 million in the prior year's first quarter. The higher debt payments in the first quarter of fiscal 1996 were a result of the use of cash proceeds from its Applebee's sale. As a result of the Company's change to quarterly rather than annual dividend payments, the Company made dividend payments of $1.4 million during the fiscal 1997 first quarter compared to $5.0 million during the prior year's first quarter. The Company is planning a private placement of $200 millon in principal amount of senior unsecured long-term notes over the next 30 months, with an initial placement of approximately $85 million in principal amount of notes expected on or about October 25, 1996. The Company expects to use these funds to pay off existing debt and help fund the Company's ongoing expansion plans.

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

   Item 6.   Exhibits and Reports on Form 8-K

             a.   Exhibits

                  Exhibit 27.  Financial Data Schedule

             b.   Reports on Form 8-K

                  No Form 8-K was filed by the Company during the quarter to which this Form 10-Q relates.

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE MARCUS CORPORATION

                                  (Registrant)

   DATE:  October 7, 1996

                                 By:  \s\ Stephen H. Marcus
                                      Stephen H. Marcus,
                                      Chairman of the Board, President and
                                      Chief Executive Officer

   DATE:  October 7, 1996
                                 By:  \s\ Douglas A. Neis
                                      Douglas A. Neis
                                      Chief Financial Officer and Treasurer

                             THE MARCUS CORPORATION
                                    FORM 10-Q
                                       FOR
                         12 WEEKS ENDED AUGUST 22, 1996

                                  EXHIBIT INDEX


   Exhibit             Description

     27                Financial Data Schedule