Form 10-Q
period 1996-11-14
MARCUS CORP
filed 1996-12-30
CIK 62234

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 14, 1996

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

   COMMON STOCK OUTSTANDING AT DECEMBER 16, 1996 - 10,577,074
   CLASS B COMMON STOCK OUTSTANDING AT DECEMBER 16, 1996 - 8,856,405

                             THE MARCUS CORPORATION

                                      INDEX



                                                                    Page
                                                                    No.

    PART I - FINANCIAL INFORMATION
         Item 1.   Consolidated Financial Statements:

                   Balance Sheets
                   (November 14, 1996 and May 30, 1996) . . . . .      3

                   Statements of Earnings
                   (Twelve and twenty-four weeks ended November
                   14, 1996 and November 9, 1995) . . . . . . . .      5
                   Statements of Cash Flows
                   (Twenty-four weeks ended November 14, 1996 and
                   November 9, 1995)  . . . . . . . . . . . . . .      6
                   Condensed Notes to Financial Statements  . . .      7

           Item 2.     Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations . . . . . . . . . . . . . . . .      8



    PART II - OTHER INFORMATION
         Item 4.   Submission of Matters to a Vote of Security
                   Holders  . . . . . . . . . . . . . . . . . . .     12

         Item 6.   Exhibits and Reports on Form 8-K . . . . . . .     13

         Signatures . . . . . . . . . . . . . . . . . . . . . . .     14

                         PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

    THE MARCUS CORPORATION
    Consolidated Balance Sheets
                                                     (in thousands)
                                              (Unaudited)       (Audited)
                                              November 14,       May 30,
    ASSETS                                        1996            1996
    Current Assets:
      Cash and cash equivalents                   $  40,167      $   15,466
      Accounts and notes receivable                   8,438           8,780

      Receivables from joint ventures                   454           4,890
      Other current assets                            3,555           2,463
                                                    -------         -------
        Total current assets                         52,614          31,599
                                                    -------         -------

    Property and equipment:
      Land and improvements                          66,066          60,177
      Buildings and improvements                    370,181         329,458

      Leasehold improvements                          5,198           5,688
      Furniture, fixtures and equipment             148,176         137,305
      Construction in progress                       21,837          22,336
                                                    -------         -------
        Total property and equipment                611,458         554,964
      Less accumulated depreciation and
        amortization                                153,648         143,401
                                                    -------         -------
        Net property and equipment                  457,810         411,563
                                                    -------         -------
    Other assets:
      Investments in joint ventures                   1,484           1,295
      Other                                          13,158          10,858
                                                    -------         -------
        Total other assets                           14,642          12,153
                                                    -------         -------
    TOTAL ASSETS                                   $525,066        $455,315
                                                    =======        =======


    See accompanying notes to consolidated financial statements

    THE MARCUS CORPORATION
    Consolidated Balance Sheets
                                               (unaudited)      (audited)
                                               November 14,      May 30,
    LIABILITIES AND SHAREHOLDERS' EQUITY          1996             1996
    Current liabilities:
      Notes payable                            $   5,173        $   5,555
      Accounts payable                            14,583           15,646
      Income taxes                                 4,103            1,393
      Taxes other than income taxes               10,202            8,323
      Accrued compensation                         2,343            1,380
      Other accrued liabilities                    8,349            9,352
      Current maturities on long-term debt        11,480            9,069
                                                --------         --------
        Total current liabilities                 56,233           50,718
                                                --------         --------
    Long-term debt                               170,546          127,135

    Deferred income taxes                         20,186           20,027

    Deferred compensation and other                9,835            6,187

    Shareholders' equity:
      Preferred Stock, $1 par; authorized
        1,000,000 shares; none issued
      Common Stock, $1 par; authorized
        30,000,000 shares; issued 11,530,262
        shares at November 14, 1996,
        11,529,962 shares at May 30, 1996         11,530           11,530

      Class B Common Stock, $1 par;
        authorized 20,000,000 shares; issued
        and outstanding 8,856,305 shares at
        November 14, 1996, 8,856,605 shares
        at May 30, 1996                            8,856            8,857
      Capital in excess of par                    38,894           38,832
      Retained earnings                          212,639          195,643
                                                 -------          -------
                                                 271,919          254,862

      Less cost of Common Stock in treasury
        (712,921 shares at November 14, 1996
        and 718,352 shares at May 30, 1996)        3,653            3,614
                                                --------         --------
        Total shareholders' equity               268,266          251,248
                                                --------         --------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                    $525,066         $455,315
                                                ========         ========


    See accompanying notes to consolidated financial statements


    THE MARCUS CORPORATION
    Consolidated Statements of Earnings (Unaudited)

                                        (in thousands, except per share and share data)
                                          November 14, 1996          November 9, 1995
                                         12 Weeks    24 Weeks     12 Weeks      24 Weeks

    Revenues:
      Rooms and telephone               $ 36,597    $ 77,150      $ 33,614      $ 70,626
      Food and beverage                   11,252      22,547        10,657        22,523
      Theatre operations                  11,878      32,364        10,033        28,890
      Other income                         5,101      10,591         3,657         9,490
                                         -------     -------       -------       -------
    Total revenues                        64,828     142,652        57,961       131,529
                                         -------     -------       -------       -------
    Costs and expenses:
      Rooms and telephone                 13,081      26,381        11,780        23,794
      Food and beverage                    7,902      15,824         7,614        15,920
      Theatre operations                   7,727      20,152         6,077        17,324
      Advertising and marketing            5,212       9,106         3,550         6,874
      Administrative                       5,520      12,128         5,705        13,064
      Depreciation and amortization        6,528      12,868         5,599        11,474
      Rent                                   500       1,306           509         1,528
      Property taxes                       2,494       5,090         2,097         4,300
      Other operating expenses             2,377       4,892         3,265         6,059
                                         -------     -------       -------       -------
    Total costs and expenses              51,341     107,747        46,196       100,337
                                         -------     -------       -------       -------
    Operating income                      13,487      34,905        11,765        31,192

    Other income (expense):
      Investment income                      294         437           956         1,320
      Interest expense                    (2,489)     (4,668)       (2,124)       (4,235)
      Gain on disposition of property
        and equipment                         15          19           691        25,298
                                         -------    --------      --------      --------
                                          (2,180)     (4,212)         (477)       22,383
                                         -------    --------      --------      --------
    Earnings before income taxes          11,307      30,693        11,288        53,575
    Income taxes                           4,525      12,283         4,697        21,674
                                         -------    --------      --------      --------
    Net earnings                         $ 6,782    $ 18,410       $ 6,591      $ 31,901
                                         =======    ========      ========      ========
    Net earnings per share:*
      Earnings excluding gain on
        restaurant sale                    $0.34       $0.93         $0.33         $0.86
      After-tax gain on restaurant
        sale                                  --          --            --         $0.75
                                            ----        ----          ----          ----
      Net earnings per share               $0.34       $0.93         $0.33         $1.61
                                            ====        ====          ====          ====
    Weighted Average Shares
      Outstanding*                                19,843,000                  19,762,500

   * All per share and weighted average shares outstanding data has been adjusted to reflect the 50% stock dividend distributed on November 14, 1995.

   See accompanying notes to consolidated financial statements

    THE MARCUS CORPORATION
    Consolidated Statements of Cash Flows (Unaudited)

                                                      (in thousands)
                                                      24 Weeks Ended
                                               November 14,     November 9,
                                                   1996            1995
    OPERATING ACTIVITIES:
    Net earnings                                  $ 18,410        $ 31,901
      Adjustments to reconcile net earnings
        to net cash provided by operating
        activities:
          Earnings on investments in joint
              ventures, net of distributions          (189)           (213)
          Gain on disposition of property
              and equipment                            (19)        (25,298)
          Depreciation and amortization             12,868          11,474
          Deferred income taxes                        159             793
          Deferred compensation and other            3,648             473
          Changes in assets and liabilities:
              Accounts and notes receivable            342          (3,208)
          Other current assets                      (1,092)          1,205
          Accounts payable                          (1,063)         (9,843)
          Income taxes                               2,710           6,273
          Taxes other than income taxes              1,879           1,351
          Accrued compensation                         963           1,256
          Other accrued liabilities                 (1,003)            (47)
                                                   -------        --------
    Total adjustments                               19,203         (15,784)
                                                   -------        --------
    Net cash provided by operating
      activities                                    37,613          16,117

    INVESTING ACTIVITIES:
    Capital expenditures                           (60,155)        (36,709)
    Net proceeds from disposals of property,
      equipment and other assets                     1,059          49,530
    Purchase of interest in joint ventures,
      net of cash acquired                              --            (329)
    (Increase) decrease in other assets             (2,300)          1,925
    Cash received from joint ventures                4,436             275
                                                   -------         -------
    Net cash provided by (used in) investing
      activities                                   (56,960)         14,692
                                                   -------         -------
    FINANCING ACTIVITIES:
    Debt transactions:
      Net proceeds from issuance of notes
        payable and long-term debt                  97,875              --
      Principal payments on notes payable
        and long-term debt                         (52,435)        (21,136)
    Equity transactions:
      Treasury stock transactions, except
        for stock options                             (117)           (104)
      Exercise of stock options                        140             247
      Dividends paid                                (1,415)         (5,010)
                                                   -------         -------
    Net cash provided by (used in) financing
      activities                                    44,048         (26,003)
                                                   -------         -------
    Net increase (decrease) in cash and cash
      equivalents                                   24,701           4,806
    Cash and cash equivalents at beginning
      of year                                       15,466           8,798
                                                    ------         -------
    Cash and cash equivalents at end of
      period                                       $40,167         $13,604
                                                    ======          ======

    See accompanying notes to consolidated financial statements

                             THE MARCUS CORPORATION
                 CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
                       TWELVE AND TWENTY-FOUR WEEKS ENDED
                                NOVEMBER 14, 1996
                                   (Unaudited)


   A. Refer to the Company's audited financial statements (including footnotes) for the year ended May 30, 1996, contained in the Company's Form 10-K Annual Report for such year, for a description of the Company's accounting policies.

   B. The consolidated financial statements for the twelve and twenty-four weeks ended November 14, 1996 and November 9, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at November 14, 1996, and for all periods presented have been made.

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

   E. Certain items in the accompanying fiscal 1996 financial statements have been reclassified to conform to the fiscal 1997 presentation.

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

   RESULTS OF OPERATIONS

   General

             The Company reports its results of operations on a 52-or 53-week fiscal year which ends on the last Thursday in May. Each fiscal year is divided into three 12-week quarters and a final quarter consisting of 16 or 17 weeks. The final quarter of fiscal 1997 will consist of 17 weeks for the Company's motel and hotels/resorts divisions, while the Company and its other remaining divisions will report a 16-week fourth quarter. Fiscal 1996 was a 53-week fiscal year for the Company and its theatre division, while the Company's remaining divisions reported a 52-week year in fiscal 1996.

             Revenues for the second quarter of fiscal 1997 ended November 14, 1996, totaled $64.8 million, an increase of $6.8 million, or 11.8%, from revenues of $58.0 million for the second quarter of fiscal 1996. For the first half of fiscal 1997, revenues were $142.6 million, an increase of $11.1 million, or 8.5%, from revenues of $131.5 million in the first half of fiscal 1996. All four operating segments contributed to the increase in revenues for the fiscal 1997 second quarter.

             Net earnings for the second quarter of fiscal 1997 were $6.8 million, or $.34 per share, up 2.9% and 3.0%, respectively, from net earnings of $6.6 million, or $.33 per share, for the same quarter in the prior year. For the first half of fiscal 1997, net earnings were $18.4 million, or $.93 per share. This represented a 7.7% and 8.1% increase, respectively, over comparable earnings of $17.1 million, or $.86 per share, for the first half of fiscal 1996. Including the after-tax gain of $14.8 million, or $.75 per share, resulting from the Company's sale of its Applebee's restaurants and related rights in June 1995, net earnings for fiscal 1996's first half were $31.9 million, or $1.61 per share.

             Operating income (earnings before other income/expense and income taxes) totaled $13.5 million in the second quarter of fiscal 1997, an increase of $1.7 million, or 14.6%, compared to the prior year same period. For the first half of fiscal 1997, operating income was $34.9 million, an increase of $3.7 million, or 11.9%, over operating income of $31.2 million for the first half of fiscal 1996. Comparisons of net earnings between fiscal 1997 and 1996 second quarters were adversely affected by the absence in fiscal 1997 of $700,000 of gains on disposition of property and equipment otherwise recognized in fiscal 1996. In addition, the Company realized reduced investment income in the fiscal 1997 second quarter compared to the fiscal 1996 second quarter when the Company was still investing the proceeds from the sale of its Applebee's restaurants and increased interest expense in fiscal 1997 associated with the Company's higher long-term debt levels compared to the same period last year, pursuant to the Company's strategy to "lock-in" favorable long-term interest rates.

   Motels

             Total revenues for the second quarter of fiscal 1997 for the motel division were $30.4 million, an increase of $2.6 million, or 9.3%, compared to $27.8 million in the same period in fiscal 1996. Total revenues for the first half of fiscal 1997 for the motel division were $64.4 million, an increase of $6.0 million, or 10.3%, compared to $58.4 million in the first half of fiscal 1996. The motel division's operating income for the fiscal 1997 second quarter totaled $8.8 million, a decrease of $100,000, or 1.3%, from the $8.9 million earned by the division in the same period of fiscal 1996. The motel division's operating income for the first half of fiscal 1997 totaled $21.8 million, an increase of $1.1 million, or 5.5%, over the $20.7 million earned by the division in the same period of fiscal 1996.

             Compared to the end of the second quarter of fiscal 1996, there were 11 new Company-owned or operated and five new franchised Budgetel Inns in operation at the end of the fiscal 1997 second quarter. The Company's newly opened motels contributed additional revenues of $1.9 million to the division's fiscal 1997 second quarter revenues. The Company's comparative occupancy rates were slightly lower early in the second quarter of fiscal 1997, but strengthened later in the quarter. The Company believes that a temporary decline in demand, combined with increasing industry segment room supply, contributed to the decline. Increased average daily room rates at the Company's continuing motels during the second quarter of fiscal 1997 compared to the same period last year partially offset the lower occupancy rates. Start-up expenses associated with new motels and increased advertising costs contributed to the slight decline in operating income despite increased revenues.

             At the end of the fiscal 1997 second quarter, the Company owned or operated 98 Budgetel Inns and franchised an additional 35 Inns, bringing the total number of Budgetel Inns in operation to 133. In addition, there are currently 16 Company-owned or franchised Budgetel Inns under construction, all of which are scheduled to open before the end of fiscal 1997 or shortly thereafter. The Company also owns and operates three Woodfield Suites all-suite motels and plans to open a fourth location in Cincinnati, Ohio during the third quarter of fiscal 1997 and a fifth location in Madison, Wisconsin in early fiscal 1998. During the second quarter of fiscal 1997, the Company announced its goal of increasing the number of Woodfield Suites in operation to 40 to 50 properties within the next five years. The Company expects the increase to be achieved through new company-owned units, acquisitions and the introduction of a franchise program.

   Theatres

             The theatre division's fiscal 1997 second quarter revenues were $11.9 million, an increase of $1.8 million, or 18.5%, over revenues of $10.1 million in the same period in fiscal 1996. Operating income for the second quarter in fiscal 1997 totaled $882,000, a decrease of $900,000, or 50.8%, from operating income of $1.8 million in the same period last year. The theatre division's fiscal 1997 first half revenues were $32.5 million, an increase of $3.5 million, or 12.1%, over revenues of $29.0 million in the first half of fiscal 1996. Operating income for the first half of fiscal 1997 was $5.8 million, a decrease of $1.2 million, or 16.6%, from $7.0 million of operating income in the first half of fiscal 1996. Consistent with the seasonality of the motion picture exhibition industry, the second quarter of the Company's fiscal year is typically the slowest period for its theatre division.

             Theatre division operating income declined due to higher pre-opening and start-up costs, especially for advertising and training, coupled with weak film product in late August, September and October. The higher start-up costs were the result of the first quarter opening of two new theatre complexes, the acquisition of three theatres and the introduction of the division's new family entertainment center. The Company added 47 new screens in the first quarter of fiscal 1997 and none in the second quarter, ending the second quarter with a total of 266 screens compared to 204 at the end of the same period last year. The Company opened it's largest complex, a 20-screen ultraplex in Addison, Illinois, on the first day of the third quarter of fiscal 1997. In addition, the Company currently has 13 additional screens under construction at existing theatres.

             Total box office receipts for the fiscal 1997 first half were $22.0 million, an increase of $1.7 million, or 8.2%, over $20.3 million in the same period last year. The increase in box office receipts for the first half of fiscal 1997 compared to the same period in the prior year was entirely due to the additional new screens, together with a 4.5% increase in first-run theatre average ticket prices and a 5.8% increase in concession revenues per person. Without the additional screens, theatre attendance would have decreased for the first half and second quarter largely as a result of the less attractive film offerings during the period. The impact of the 1996 Summer Olympics significantly affected attendance late in the first quarter and the effect carried over into the second quarter as well. Motion picture film distributors anticipated lower theatre attendance during the Olympics and featured their best films during the late spring and early summer to avoid competing with the Olympics. This strategy meant that less attractive films were distributed in late summer and early fall, with the result being a lack of quality carryovers into the Company's fiscal second quarter, which began in mid-August. Theatre attendance is largely dependent upon the audience appeal of available films, a factor over which the Company has limited control.

   Hotels and Resorts

             Total revenues from the hotels and resorts division during the second quarter of fiscal 1997 increased by $1.6 million, or 11.4%, to $16.0 million, compared to $14.4 million in the previous year's comparable period. Operating income increased by $1.7 million, or 93.5%, to $3.5 million in the fiscal 1997 second quarter, compared to $1.8 million in the second quarter of fiscal 1996. Total revenues from the hotels and resorts division during the first half of fiscal 1997 totaled $32.5 million, an increase of $1.7 million, or 5.6%, over total first half revenues of $30.7 million in fiscal 1996. Operating income increased by $1.9 million in the first half of fiscal 1997, or 36.6%, to $7.2 million, compared to $5.3 million in the prior year's first half.

             Higher average room rates at the Company's hotels contributed to the increases in the fiscal 1997 periods compared to the prior year's periods. The division's fiscal 1997 second quarter and first half results also benefitted from reduced charges for pre-opening costs for the Milwaukee Hilton (formerly the Marc Plaza) and increased management fees from properties managed but not owned by the hotels and resorts division.

   Restaurants

             Restaurant division revenues totaled $6.3 million for the second quarter of fiscal 1997, an increase of $700,000, or 12.6%, over fiscal 1996 second quarter revenues of $5.6 million. The division's operating income for the fiscal 1997 second quarter totaled $673,000, an increase of $542,000, or 413.7%, over operating income of $131,000 in the second quarter of fiscal 1996. Restaurant division revenues totaled $13.1 million for the first half of fiscal 1997, an increase of $100,000, or 0.9%, over first half fiscal 1996 revenues of $13.0 million. Excluding $1.1 million of revenues from subsequently sold or closed restaurants from fiscal 1996 revenues, first half fiscal 1997 revenues increased 9.9% over the prior year. The division's operating income for the first half of fiscal 1997 totaled $1.3 million, an increase of $940,000, or 241.6%, over fiscal 1996 first half operating income of $389,000.

             The increases in revenues and operating income for both the second quarter and first half of fiscal 1997, compared to the same prior periods, were primarily the result of recent successful KFC product introductions and increased sales from KFC's home delivery program, combined with reduced administrative costs related to the disposition of Applebee's and other restaurant properties last year. Same store KFC revenues for the second quarter of fiscal 1997 compared to the prior year's second quarter were up 8.3%, with guest counts at same store KFC's up 3.0% and average guest check amounts up 5.2%. The Company has plans to convert and open its first 2-in-1 KFC/Taco Bell restaurant in the fourth quarter of fiscal 1997.

   FINANCIAL CONDITION

             The Company's lodging, movie theatre and restaurant businesses each generate significant and consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. The Company believes that these consistent and predictable cash sources, together with the availability to the Company of $80 million of unused credit lines at the end of the second quarter, should be adequate to support the ongoing operational liquidity needs of the Company's businesses.

             Net cash provided by operating activities increased by $21.5 million during the first half of fiscal 1997 to $37.6 million, compared to $16.1 million in the prior year's first half. The increase over the same period last year was primarily the result of approximately $10 million of income taxes incurred on the gain on the sale of restaurants in fiscal 1996, combined with increased net earnings before the restaurant gain. Timing differences in receipts of accounts and notes receivable and payment of accounts payable contributed to the increase in net cash provided by operating activities as well.

             Net cash used in investing activities in the fiscal 1997 first half totaled $60.0 million, compared to the positive cash flow of $14.7 million in the fiscal 1996 first half which resulted from receiving $48.3 million in net cash proceeds from the June 1995 sale of its Applebee's restaurants and related rights. Capital expenditures to support the Company's continuing expansion program totaled $60.1 million in the first half of fiscal 1997 compared to $36.7 million in the prior year's first half.

             Cash provided by financing activities in the fiscal 1997 first half totaled $44.0 million, compared to cash used in financing activities of $26.0 million in the first half of fiscal 1996. During the fiscal 1997 first half, the Company received $97.9 million of net proceeds from the issuance of notes payable and long-term debt, compared to none in the first half of fiscal 1996. The lack of proceeds in fiscal 1996 was due to the Company's use of cash proceeds from its Applebee's sale to fund expansion during that time period. Included in the fiscal 1997 proceeds was $85 million in principal amount of senior unsecured long-term notes issued in a private placement to six institutional lenders. The Company has the ability to issue up to $115 million of additional senior notes under the private placement program over the next thirty months. The Company used a portion of the proceeds from the senior notes to pay off existing debt, resulting in total principal payments on notes payable and long-term debt of $52.4 million in the first half of fiscal 1997, compared to only $21.1 million in the same period last year. The Company expects to use the remaining proceeds to help fund the Company's ongoing expansion plans.

             In addition to the changes in debt transactions noted above, net cash provided by financing activities also increased due to dividend payments of only $1.4 million in the first half of fiscal 1997 compared to $5.0 million in the first half of fiscal 1996. The reduction in dividend payments for the period was the result of a one-time timing difference between the Company's quarterly dividend payments in fiscal 1997 compared to an annual dividend payment made in fiscal 1996. Total fiscal 1997 dividend payments are expected to exceed fiscal 1996 dividend payments.

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

                           PART II - OTHER INFORMATION

   Item 4.   Submission of Matters to a Vote of Security Holders

        The Company's 1996 annual meeting of shareholders was held on Thursday, September 26, 1996 ("Annual Meeting"). At the Annual Meeting, the following matters were voted on in person or by proxy, and approved by the Company's shareholders:

        1. The shareholders voted to elect Ben Marcus, Stephen H. Marcus, Diane Marcus Gershowitz, George R. Slater, Lee Sherman Dreyfus, John L. Murray, Daniel F. McKeithan, Jr., Allan H. Selig and Timothy E. Hoeksema to the Company's Board of Directors for one-year terms to expire at the Company's 1997 annual meeting of shareholders and until their successors are duly qualified and elected.

        As of the August 9, 1996 record date for the Annual Meeting ("Record Date"), 10,816,145 shares of Common Stock and 8,856,405 shares of Class B Common Stock were outstanding and eligible to vote, with the Common Stock entitled to one vote per share and the Class B Common Stock entitled to ten votes per share. Following are the final votes on the matters presented for shareholder approval at the Annual Meeting:

   Election of Directors

                                       For                    Withheld
                                         Percentage               Percentage
    Name                        Votes        (1)          Votes       (1)

    Lee Sherman Dreyfus       89,858,718     99.98%       17,632       0.02%
    Diane Marcus Gershowitz   89,862,807     99.98%       13,543       0.02%
    Timothy E. Hoeksema       89,861,864     99.98%       14,486       0.02%
    Stephen H. Marcus         89,862,888     99.99%       13,462       0.01%

    Daniel F. McKeithan,
      Jr.                     89,862,914     99.99%       13,436       0.01%
    John L. Murray            89,858,830     99.98%       17,520       0.02%
    Bruce J. Olson            89,863,230     99.99%       13,120       0.01%
    Allan H. Selig            89,855,182     99.98%       21,168       0.02%
    George R. Slater          89,858,830     99.98%       17,520       0.02%

   ____________
   (1) Based on a total of 89,876,350 votes represented by shares of Common Stock and Class B Common Stock actually voted in person or by proxy at the Annual Meeting.

   No other matters were brought before the Annual Meeting for a shareholder vote.


   Item 6.   Exhibits and Reports on Form 8-K

             a.   Exhibits

                  Exhibit 4.1. The Marcus Corporation Note Purchase Agreement, dated October 25, 1996.

                  Exhibit 27.    Financial Data Schedule


             b.   Reports on Form 8-K

                  None.

                                   SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             THE MARCUS CORPORATION

                                  (Registrant)



   DATE:  December 23, 1996      By:  \s\ Stephen H. Marcus
                                      Stephen H. Marcus,
                                      Chairman of the Board, President and
                                      Chief Executive Officer



   DATE:  December 23, 1996      By:  \s\ Douglas A. Neis
                                      Douglas A. Neis
                                      Chief Financial Officer and Treasurer

                             THE MARCUS CORPORATION
                                    FORM 10-Q
                                     FOR THE
                       24 - WEEKS ENDED NOVEMBER 14, 1996

                                  EXHIBIT INDEX


   Exhibit             Description

     4.1               The Marcus Corporation Note Purchase Agreement, dated
                       October 25, 1996.

     27                Financial Data Schedule