Form 10-Q
period 1997-02-06
MARCUS CORP
filed 1997-03-24
CIK 62234

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended February 6, 1997

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

   COMMON STOCK OUTSTANDING AT MARCH 17, 1997 - 10,899,193
   CLASS B COMMON STOCK OUTSTANDING AT MARCH 17, 1997 - 8,808,632

                             THE MARCUS CORPORATION

                                      INDEX


                                                               Page
                                                               No.

    PART I - FINANCIAL INFORMATION
         Item 1.   Consolidated Financial Statements:

                   Balance Sheets
                   (February 6, 1997 and May 30, 1996)  . . .    3

                   Statements of Earnings
                   (Twelve and thirty-six weeks ended
                   February 6, 1997 and February 1, 1996) . .    5
                   Statements of Cash Flows
                   (Thirty-six weeks ended
                   February 6, 1997 and February 1, 1996) . .    6

                   Condensed Notes to Financial Statements  .    7
         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and
                   Results of Operations  . . . . . . . . . .    8



    PART II - OTHER INFORMATION
         Item 6.   Exhibits . . . . . . . . . . . . . . . . .   13

              Signatures  . . . . . . . . . . . . . . . . . .   14

                         PART 1 - FINANCIAL INFORMATION

   Item 1. Financial Statements

   THE MARCUS CORPORATION
   Consolidated Balance Sheets

                                                   (in thousands)
                                                (Unaudited) (Audited)
                                                  Feb. 6      May 30,
                                                   1997        1996
   ASSETS
   Current Assets:
     Cash and cash equivalents                    $ 20,966  $ 15,466
     Accounts and notes receivable                   6,934     8,780
     Receivables from joint ventures                   426     4,890
     Other current assets                            3,541     2,463
                                                  --------  --------
       Total current assets                         31,867    31,599

   Property and equipment:
     Land and improvements                          66,513    60,177
     Buildings and improvements                    389,124   329,458
     Leasehold improvements                          7,991     5,688
     Furniture, fixtures and equipment             152,479   137,305
     Construction in progress                       12,235    22,336
                                                  --------  --------
       Total property and equipment                628,342   554,964
     Less accumulated depreciation
          and amortization                         157,760   143,401
                                                  --------  --------
       Net property and equipment                  470,582   411,563

   Other assets:
     Investments in joint ventures                   1,158     1,295
     Other                                          13,317    10,858
                                                  --------  --------
       Total other assets                           14,475    12,153
                                                  --------  --------

   TOTAL ASSETS                                   $516,924  $455,315
                                                  --------  --------

   See accompanying notes to consolidated financial statements.

   THE MARCUS CORPORATION
   Consolidated Balance Sheets


                                                    (in thousands)
                                                 (Unaudited) (Audited)
                                                    Feb. 6,   May 30,
                                                     1997      1996
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Notes payable                                $  4,517  $  5,555
     Accounts payable                                8,620    15,646
     Income taxes                                    5,582     1,393
     Taxes other than income taxes                   7,805     8,323
     Accrued compensation                            2,624     1,380
     Other accrued liabilities                      11,664     9,352
     Current maturities on long-term debt           12,120     9,069
                                                  --------  --------
       Total current liabilities                    52,932    50,718

   Long-term debt                                  167,680   127,135

   Deferred income taxes                            20,211    20,027

   Deferred compensation and other                   5,458     6,187

   Shareholders' equity:
     Preferred Stock, $1 par; authorized
          1,000,000 shares; none issued
     Common Stock, $1 par; authorized
          30,000,000 shares; issued
          11,577,435 shares at
          February 6, 1997, 11,529,962
          shares at May 30, 1996                    11,577    11,530
     Class B Common Stock, $1 par;
          authorized 20,000,000 shares;
          issued and outstanding 8,809,132
          at February 6, 1997, 8,856,605
          at May 30, 1996                            8,809     8,857
     Capital in excess of par                       38,953    38,832
     Retained earnings                             214,938   195,643
                                                  --------  --------
                                                   274,277   254,862
     Less cost of Common Stock in treasury
          (709,241 shares at February 6, 1997
          and 718,352 shares at May 30, 1996)        3,634     3,614
                                                  --------  --------
       Total shareholders' equity                  270,643   251,248
                                                  --------  --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $516,924  $455,315
                                                  --------  --------

   See accompanying notes to consolidated financial statements.

   THE MARCUS CORPORATION
   Consolidated Statements of Earnings (Unaudited)

                                             (in thousands, except per share and share data)
                                              February 6, 1997            February 1, 1996
                                           12 weeks      36 weeks       12 Weeks     36 Weeks

   Revenues:
     Rooms and telephone                  $ 28,577       $105,727       $ 24,827     $ 95,453
     Food and beverage                       9,440         31,987          8,176       30,699
     Theatre operations                     21,207         53,571         15,549       44,439
     Other income                            3,982         14,573          3,296       12,786
                                         ---------      ---------      ---------     --------
   Total revenues                           63,206        205,858         51,848      183,377

   Costs and expenses:
     Rooms and telephone                    12,687         39,068         11,024       34,818
     Food and beverage                       7,398         23,222          6,615       22,535
     Theatre operations                     13,188         33,340          9,564       26,888
     Advertising and marketing               4,298         13,404          3,169       10,043
     Administrative                          5,585         17,713          4,806       17,870
     Depreciation and amortization           6,740         19,608          5,728       17,202
     Rent                                      536          1,842            499        2,027
     Property taxes                          1,771          6,861          2,019        6,319
     Other operating expenses                2,258          7,150          2,642        8,701
                                         ---------      ---------      ---------    ---------
   Total costs and expenses                 54,461        162,208         46,066      146,403
                                         ---------      ---------      ---------    ---------

   Operating income                          8,745         43,650          5,782       36,974

   Other income (expense):
     Investment income                         487            924            370        1,690
     Interest expense                       (3,025)        (7,693)        (1,878)      (6,113)
     Gain (loss) on disposition of
        property and equipment                  (8)            11           (275)      25,023
                                        ----------     ----------      ---------     --------
                                            (2,546)        (6,758)        (1,783)      20,600
                                        ----------     ----------      ---------     --------
   Earnings before income taxes              6,199         36,892          3,999       57,574
   Income taxes                              2,484         14,767          1,383       23,057
                                         ---------      ---------      ---------     --------
   Net earnings                          $   3,715       $ 22,125      $   2,616     $ 34,517
                                         ---------      ---------      ---------     --------
   Net earnings per share:*
     Earnings excluding gain on
      restaurant sale                    $    0.19      $    1.11      $    0.13    $    0.99

     After-tax gain on restaurant
      sale                                                                               0.75
                                                                                    ---------

     Net earnings per share              $    0.19      $    1.11      $    0.13    $    1.74
                                         ---------      ---------      ---------    ---------

   Weighted Average Shares
      Outstanding *                                    19,855,000                  19,811,000


   * All per share and weighted average shares outstanding data has been adjusted to reflect the 50% stock dividend distributed on November 14, 1995.

   See accompanying notes to consolidated financial statements.


   THE MARCUS CORPORATION
   Consolidated Statements of Cash Flows (Unaudited)

                                                         (in thousand)s
                                                         36 Weeks Ended
                                                     Feb. 6,         Feb. 1,
                                                      1997            1996
   OPERATING ACTIVITIES:
   Net earnings                                      $22,125         $34,517
   Adjustments to reconcile net
      earnings to net cash provided
      by operating activities:
     Earnings on investments in
        joint ventures, net of distributions             137           (231)
     Gain on disposition of property
        and equipment                                    (11)       (25,023)
     Depreciation and amortization                    19,608         17,202
     Deferred income taxes                               184            946
     Deferred compensation and other                    (729)           936
     Changes in assets and liabilities:
       Accounts and notes receivable                   1,846         (1,854)
       Other current assets                           (1,078)           790
       Accounts payable                               (7,026)           327
       Income taxes                                    4,189          1,460
       Taxes other than income taxes                    (518)        (1,492)
       Accrued compensation                            1,244          1,073
       Other accrued liabilities                       2,312           (391)
                                                    --------       --------
   Total adjustments                                  20,158         (6,257)
                                                    --------       --------
   Net cash provided by operating
     activities                                       42,283         28,260

   INVESTING ACTIVITIES:
   Capital expenditures                              (80,386)       (58,665)
   Net proceeds from disposals of
     property, equipment and
     other assets                                      1,770         52,907
   Purchase of interest in joint
     ventures, net of cash acquired                     --             (409)
   Increase in other assets                           (2,459)        (1,766)
   Cash received from joint ventures                   4,464            406
                                                    --------       --------
   Net cash used in investing activities             (76,611)        (7,527)

   FINANCING ACTIVITIES:
   Debt transactions:
     Net proceeds from issuance of
        notes payable and long-term debt              98,053          9,796
     Principal payments on notes
        payable and long-term debt                   (55,495)       (21,930)
   Equity transactions:
     Treasury stock transactions,
        except for stock options                         (55)          (131)
     Exercise of stock options                           155            467
     Dividends paid                                   (2,830)        (5,024)
                                                    --------       --------
   Net cash provided by (used in)
      financing activities                            39,828        (16,822)
                                                    --------       --------
   Net increase in cash and
     cash equivalents                                  5,500          3,911
   Cash and cash equivalents at
     beginning of year                                15,466          8,798
                                                    --------       --------
   Cash and cash equivalents at
     end of period                                   $20,966        $12,709
                                                    --------        -------

   See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION

          CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                        TWELVE AND THIRTY-SIX WEEKS ENDED
                                FEBRUARY 6, 1997
                                   (Unaudited)

   A. Refer to the Company's audited financial statements (including footnotes) for the year ended May 30, 1996, contained in the Company's Form 10-K Annual Report for such year, for a description of the Company's accounting policies.

   B. The consolidated financial statements for the twelve and thirty-six weeks ended February 6, 1997 and February 1, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at February 6, 1997, and for all periods presented have been made.

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

        Revenues for the third quarter of fiscal 1997 ended February 6, 1997, totaled $63.2 million, an increase of $11.4 million, or 21.9%, from revenues of $51.8 million for the third quarter of fiscal 1996. For the first three quarters of fiscal 1997, revenues were $205.9 million, an increase of $22.5 million, or 12.3%, from revenues of $183.4 million during the first three quarters of fiscal 1996. All four operating segments contributed to the increase in revenues for the fiscal 1997 third quarter.

        Net earnings for the third quarter of fiscal 1997 were $3.7 million, or $.19 per share, up 42.0% and 46.2%, respectively, from net earnings of $2.6 million, or $.13 per share, for the same quarter in the prior year. For the first three quarters of fiscal 1997, net earnings were $22.1 million, or $1.11 per share. This represented a 12.3% and 12.1% increase, respectively, over comparable earnings of $19.7 million, or $.99 per share, for the first three quarters of fiscal 1996. Including the after-tax gain of $14.8 million, or $.75 per share, resulting from the Company's sale of its Applebee's restaurants and related rights in June 1995 and other restaurant divestitures, net earnings for fiscal 1996's first three quarters were $34.5 million, or $1.74 per share.

        Operating income (earnings before other income/expense and income taxes) totaled $8.7 million in the third quarter of fiscal 1997, an increase of $3.0 million, or 51.2%, compared to the prior year same period. For the first three quarters of fiscal 1997, operating income was $43.7 million, an increase of $6.7 million, or 18.1%, over operating income of $37.0 million for the first three quarters of fiscal 1996.
   Other expense increased $763,000 to $2.5 million during the third quarter of fiscal 1997 compared to $1.8 million during the same period last year
   due to increased interest expense.   The Company had higher long-term debt
   levels during fiscal 1997 third quarter compared to the same period last year, pursuant to the Company's strategy to "lock-in" favorable long-term interest rates. The Company's debt-to-capitalization ratio remains very low at 39.9% at the end of the fiscal 1997 third quarter, compared to 35.2% at the same time last year.

   Motels

        Total revenues for the third quarter of fiscal 1997 for the motel division were $25.3 million, an increase of $2.8 million, or 12.4%, compared to $22.5 million during the same period in fiscal 1996. Total revenues for the first three quarters of fiscal 1997 for the motel division were $89.7 million, an increase of $8.8 million, or 10.9%, compared to $80.9 million in the first three quarters of fiscal 1996. The motel division's operating income for the fiscal 1997 third quarter totaled $5.6 million, an increase of $900,000, or 19.5%, from the $4.7 million earned by the division during the same period of fiscal 1996. The motel division's operating income for the first three quarters of fiscal 1997 totaled $27.4 million, an increase of $2.1 million, or 8.1%, over the $25.3 million earned by the division in the same period of fiscal 1996.

        Compared to the end of the third quarter of fiscal 1996, there were 12 new Company-owned or operated Budgetel Inns and five new franchised Budgetel Inns in operation at the end of the fiscal 1997 third quarter. The Company's newly opened motels contributed additional revenues of $2.0 million to the division's fiscal 1997 third quarter revenues. Occupancy rates remained firm during the third quarter of fiscal 1997 compared to
   the same period last year.   Average daily room rates at the Company's
   continuing motels increased slightly compared to last year's same quarter. The Company believes that increased industry segment room supply in certain markets continues to contribute to the unchanged occupancy and relatively low rate increases. Operating income increased this quarter primarily due to improved operating efficiencies, as operating income as a percentage of revenues increased to 22.1% compared to 20.8% for the same period last year.

        At the end of the fiscal 1997 third quarter, the Company owned or operated 99 Budgetel Inns and franchised an additional 35 Inns, bringing the total number of Budgetel Inns in operation to 134. In addition, there are currently 16 Company-owned or franchised Budgetel Inns under construction, all of which are scheduled to open before the end of fiscal 1997 or shortly thereafter. The Company also owns and operates four Woodfield Suites all-suite motels, including a new location in Cincinnati, Ohio that opened at the end of the third quarter of fiscal 1997, and plans to open a fifth location in Madison, Wisconsin in early fiscal 1998. The Company recently announced its goal of increasing the number of Woodfield Suites in operation to 40 to 50 properties within the next five years.
   The Company expects the increase to be achieved through new company-owned units, acquisitions and the introduction of a franchise program.

   Theatres

        The theatre division's fiscal 1997 third quarter revenues were $21.4 million, an increase of $5.8 million, or 37.4%, over revenues of $15.6 million in the same period in fiscal 1996. Operating income for the third quarter in fiscal 1997 totaled $4.9 million, an increase of $1.4 million, or 38.0%, over operating income of $3.5 million during the same period last year. The Thanksgiving through New Year's Day period is traditionally a strong period for movie exhibitors, including the Company's theatre division. The theatre division's fiscal 1997 first three quarters revenues were $53.9 million, an increase of $9.3 million, or 21.0%, over revenues of $44.6 million during the first three quarters of fiscal 1996. Operating income for the first three quarters of fiscal 1997 was $10.7 million, an increase of $200,000, or 1.9%, from $10.5 million of operating income during the first three quarters of fiscal 1996. Year-to-date operating income has been reduced by over $400,000 of pre-opening expenses related to new screens and the Company's few family entertainment center, Funset Boulevard.

        The Company has added 74 new screens during the first three quarters of fiscal 1997, ending the third quarter with a total of 291 screens compared to 219 at the end of the same period last year. Two screens were closed during the third quarter of fiscal 1997, resulting in a nominal loss of revenues and operating income. The Company opened its largest complex, a 20-screen ultraplex in Addison, Illinois, on the first day of the third quarter of fiscal 1997 and added seven screens to existing theatres during the quarter. In addition, the Company currently has six additional screens under construction at its Gurnee, Illinois, theatre, making it a 20-screen complex.

        Total box office receipts for the first three quarters of fiscal 1997 were $36.7 million, an increase of $5.4 million, or 17.4%, over $31.3 million during the same period last year. The increase in box office receipts for the first three quarters of fiscal 1997 compared to the same period in the prior year was primarily due to the additional new screens, together with a 5.0% increase in first-run theatre average ticket prices and a 4.7% increase in concession revenues per person. Theatre attendance at comparable screens increased during the third quarter of fiscal 1997 compared to the same period last year due to strong film offerings during the period and severe winter weather during last year's third quarter. Theatre attendance is largely dependent upon the audience appeal of available films, a factor over which the Company has limited control.

   Hotels and Resorts

        Total revenues from the hotels and resorts division during the third quarter of fiscal 1997 increased by $2.2 million, or 27.0%, to $10.7 million, compared to $8.5 million during the previous year's comparable period. Operating losses totaled $1.2 million during the fiscal 1997 third quarter, compared to operating losses of $2.4 million during the third quarter of fiscal 1996, an improvement of $1.2 million, or 51.6%. Consistent with the seasonality of group and convention business in the Midwest, the third quarter of the Company's fiscal year is typically the slowest period for its hotel and resorts division. Total revenues from the hotels and resorts division during the first three quarters of fiscal 1997 totaled $43.2 million, an increase of $4.0 million, or 10.3%, over total first three quarters revenues of $39.2 million during fiscal 1996. Operating income increased by $3.2 million during the first three quarters of fiscal 1997, or 110.9%, to $6.1 million, compared to $2.9 million during the prior year's first three quarters.

        Higher average room rates and stable or increased occupancies at the Company's hotels contributed to the revenue and operating income increases during the fiscal 1997 periods compared to the prior year's periods. The division's fiscal 1997 third quarter and fiscal year-to-date results also benefitted from reduced charges for pre-opening costs for the Milwaukee Hilton (formerly the Marc Plaza) and increased management fees from properties managed but not owned by the hotels and resorts division.

   Restaurants

        Restaurant division revenues totaled $5.6 million for the third quarter of fiscal 1997, an increase of $400,000, or 8.4%, over fiscal 1996 third quarter revenues of $5.2 million. The division's operating income for the fiscal 1997 third quarter totaled $442,000, an increase of $237,000, or 115.6%, over operating income of $205,000 during the third quarter of fiscal 1996. Restaurant division revenues totaled $18.7 million for the first three quarters of fiscal 1997, an increase of $550,000, or 3.0%, over the first three quarters fiscal 1996 revenues of $18.1 million. Excluding $1.1 million of revenues from subsequently sold or closed restaurants from fiscal 1996 revenues, first three quarters fiscal 1997 revenues increased 9.4% over the prior year. The division's operating income for the first three quarters of fiscal 1997 totaled $1.8 million, an increase of $1.2 million, or 198.1%, over fiscal 1996 first three quarters operating income of $600,000.

        The increases in revenues and operating income for both the third quarter and first three quarters of fiscal 1997, compared to the same prior periods, were primarily the result of recent successful KFC product introductions and increased sales from KFC's home delivery program, combined with reduced administrative costs related to the disposition of Applebee's and other restaurant properties last year. Same store KFC revenues for the third quarter of fiscal 1997 compared to the prior year's third quarter were up 7.5%, with guest counts at same store KFC's up 2.1% and average guest check amounts up 5.3%. The Company has plans to convert and open its first 2-in-1 KFC/Taco Bell restaurant in the first quarter of fiscal 1998.

   FINANCIAL CONDITION

        The Company's lodging, movie theatre and restaurant businesses each generate significant and consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. The Company believes that these consistent and predictable cash sources, together with the availability to the Company of $80 million of unused credit lines at the end of the third quarter, should be adequate to support the ongoing operational liquidity needs of the Company's businesses.

        Net cash provided by operating activities increased by $14.0 million during the first three quarters of fiscal 1997 to $42.3 million, compared to $28.3 million during the prior year's first three quarters. The increase over the same period last year was primarily the result of approximately $10 million of income taxes incurred on the gain on the sale of restaurants in fiscal 1996, combined with increased net earnings before the restaurant gain. Timing differences in receipts of accounts and notes receivable and payment of accounts payable, accrued liabilities and income taxes contributed to the increase in net cash provided by operating activities as well.

        Net cash used in investing activities during the first three quarters of fiscal 1997 totaled $76.6 million, compared to $7.5 million during the first three quarters of fiscal 1996. The significant increase in net cash used in investing activities was primarily due to last year's receipt of $48.3 million in net cash proceeds from the June 1995 sale of its Applebee's restaurants and related rights. In addition, capital expenditures to support the Company's continuing expansion program totaled $80.4 million during the first three quarters of fiscal 1997 compared to $58.7 million during the prior year's first three quarters.

        Cash provided by financing activities during the first three quarters of fiscal 1997 totaled $39.8 million, compared to cash used in financing activities of $16.8 million during the first three quarters of fiscal 1996. During the first three quarters of fiscal 1997, the Company received $98.1 million of net proceeds from the issuance of notes payable and long-term debt, compared to $9.8 million during the same period last year. The relatively small amount of debt proceeds in fiscal 1996 was due to the Company's use of cash proceeds from its Applebee's sale to fund expansion during that time period. Included in the fiscal 1997 proceeds was $85 million in principal amount of senior unsecured long-term notes issued in a private placement to six institutional lenders. The Company has the ability to issue up to $115 million of additional senior notes under the private placement program over the next 27 months. The Company used a portion of the proceeds from the senior notes to pay off existing debt, resulting in total principal payments on notes payable and long-term debt of $55.5 million during the first three quarters of fiscal 1997, compared to only $21.9 million during the same period last year. The Company expects to use the remaining proceeds to help fund the Company's ongoing expansion plans.

        In addition to the changes in debt transactions noted above, net cash provided by financing activities also increased due to dividend payments of only $2.8 million during the first three quarters of fiscal 1997 compared to $5.0 million during the first three quarters of fiscal 1996. The reduction in dividend payments for the period was the result of a one-time timing difference between the Company's quarterly dividend payments during fiscal 1997 compared to the annual dividend payment made during fiscal 1996. Total fiscal 1997 dividend payments are expected to exceed fiscal 1996 dividend payments.

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



                             THE MARCUS CORPORATION
                                  (Registrant)



   DATE:  March 21, 1997              By:  \s\ Stephen H. Marcus
                                           Stephen H. Marcus,
                                           Chairman of the Board, President
                                           and Chief Executive Officer



   DATE:  March 21, 1997              By:  \s\ Douglas A. Neis
                                           Douglas A. Neis
                                           Chief Financial Officer, Treasurer
                                           and Controller

                             THE MARCUS CORPORATION
                                    FORM 10-Q
                                       FOR
                        36 - WEEKS ENDED FEBRUARY 6, 1997

                                  EXHIBIT INDEX


   Exhibit             Description

     27                Financial Data Schedule