Form 10-K
period 1997-05-29
MARCUS CORP
filed 1997-08-26
CIK 62234

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended May 29, 1997

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

   State the aggregate market value of the voting stock held by non-affiliates of the registrant as of August 8, 1997:  $301,628,448

   Number of shares outstanding of each of the classes of the registrant's capital stock as of August 8, 1997:

                 Common Stock, $1 par value:  11,240,376 shares
              Class B Common Stock, $1 par value:  8,504,252 shares

   PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED HEREIN BY REFERENCE:

   Proxy Statement for 1997 annual meeting of shareholders (incorporated by reference into Part III, to the extent indicated therein).

                                     PART I

             Unless the context indicates otherwise, references to the number of the Company's various facilities set forth in this Form 10-K Annual Report are as of May 29, 1997.

                Special Note Regarding Forward-Looking Statements

             Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which may cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

   Item 1.   Business.

             The Marcus Corporation through its subsidiaries (collectively, the "Company") is engaged in four business segments: motels; movie theatres; hotels and resorts; and restaurants.

             The Company's motel operations include a chain of 143 Budgetel Inn limited service motels in 28 states and four Woodfield Suites all-suite hotels in Wisconsin, Colorado and Ohio. Of the 143 Budgetel Inns, 104 are owned or operated by the Company and 39 are franchised.

             The Company operates 40 movie theatres with an aggregate of 297 screens throughout Wisconsin and Illinois. The Company also operates a family entertainment center, Funset Boulevard, in Appleton, Wisconsin.

             The Company's hotel and resort operations include the Pfister and the Milwaukee Hilton, which are full-service hotels in the Milwaukee, Wisconsin metropolitan area, and the Grand Geneva Resort & Spa, which is a full-facility destination resort in Lake Geneva, Wisconsin. The Company also manages three hotels for third parties: the Mead Inn in Wisconsin Rapids, Wisconsin, the Crowne-Plaza Northstar in Minneapolis, Minnesota and Beverly Garland's Holiday Inn in North Hollywood, California. In fiscal 1997, the Company acquired a full-facility destination resort in Indian Wells, California, which is being renovated before reopening in November 1997 as the Miramonte Resort.

             The Company's restaurant division includes 31 KFC (Kentucky Fried Chicken) restaurants in Wisconsin.

             The Company is continuing its aggressive expansion plan that it began in fiscal 1994. The Company's current plans include pursuing the following goals:

             - Increasing its number of Budgetel Inns to 300 by the year 2000, with up to six new Company-owned and 24 new franchised motels currently planned to be opened in fiscal 1998. The Company currently believes that much of this anticipated future growth will ultimately come from its increasing emphasis on opening new franchised Budgetel Inns.

             - Increasing its number of Woodfield Suites to approximately 40 to 50 within the next five years. The Company believes that the majority of this potential growth will come from a franchise program to be introduced in fiscal 1998, supplemented by up to two or three Company-owned units per year.

             - Increasing its number of movie theatre screens to 500 by the year 2000, with continued expansion outside of Wisconsin. Up to 79 new screens are currently planned to be opened by the Company in fiscal 1998, including 32 new screens in development at two locations in Columbus, Ohio. Currently under construction is a new 12-screen, all-stadium seating ultraplex theatre in Menomonee Falls, Wisconsin. Other current expansion plans include 35 new screens to be added to existing locations in Wisconsin and Illinois. The Company also has plans to add stadium seating to a majority of its existing theatres.

             - Adding one or two hotel properties each year over the next few fiscal years, either Company-owned or managed for others. In some cases, the Company may own only a partial interest in new properties. The Company's newest property, the Miramonte Resort in Indian Wells, California, is scheduled to open in November 1997 after extensive renovation.

             - Expanding and enhancing the Company's KFC franchise. The Company's first KFC/Taco Bell 2-in-1 unit, a conversion of an existing KFC, opened in early fiscal 1998.

   The actual number, mix and timing of potential future new facilities and expansions will depend in large part on continuing favorable industry and general economic conditions, the Company's financial performance and available capital, the competitive environment, evolving customer needs and trends, and the availability of attractive opportunities. It is likely that the Company's expansion goals will continue to evolve and change in response to these and other factors and there can be no assurance that these current goals will be achieved.

   Business Segment Data

             Certain business segment data for the Company's three most recent fiscal years relating to the Company's four industry segments is set forth in Item 8 of Part II of this Form 10-K in footnote 10 to the Notes to Consolidated Financial Statements.

   Motel Operations

   Budgetel Inns

               The Company owns, operates or franchises 143 economy motels, with almost 15,000 available rooms, under the name "Budgetel Inns" in 28 states. Of this total, 39 Budgetel Inns are operated through franchisees, 95 are Company-owned or operated and nine are operated under joint venture type agreements. During fiscal 1997, 11 new Company-owned units and eight new franchised units were opened. Depending upon continuing favorable industry conditions and attractive opportunities, the Company currently plans to add up to 30 new Budgetel Inns in fiscal 1998 (including up to six Company-owned and up to 24 franchised facilities).

             Targeted at the business traveler, Budgetel Inns feature an upscale, contemporary exterior appearance, are generally located in high traffic commercial areas in close proximity to interstate highway exits and major thoroughfares and typically vary in size between 60 and 150 rooms.

             The Company believes that providing amenities not typically associated with limited service motels distinguish Budgetel Inns from many of its competitors. These amenities include executive conference centers, room-delivered complimentary continental breakfasts, king-sized beds, free local telephone calls and incoming fax transmissions, non-smoking rooms, in-room coffee makers and hair dryers, remote control cable televisions, extra-long telephone cords and large working desks. To enhance customer security, the Company has converted all of its Company-owned and franchised Budgetel Inn rooms to "card key" locking systems and provides well-lighted parking areas and all-night front desk staffing. The interior of each Budgetel Inn is refurbished in accordance with a strict periodic schedule.

             The Company has a national franchise program for its Budgetel Inns and has increased its emphasis on opening more franchised Budgetel Inns. Support offices in Atlanta, Chicago and Dallas and a service office in Florida are intended to help support expansion of the Budgetel Inn franchise. Franchisees pay an initial franchise fee and annual marketing assessments, reservation system assessments and royalty fees based on room revenues. The Company is qualified to sell, and anticipates ultimately selling, franchises in all 50 states.

             During fiscal 1997, Budgetel Inns became the first limited service lodging chain in the United States to offer business-class rooms with a comprehensive package of business amenities at all locations. The Company converted 10 percent of all rooms at each of its Budgetel Inn locations into Business First rooms, which feature more than 20 business-travel conveniences and amenities, including a speakerphone, an ergonomic chair and an extra-large desk.

             Budgetel Inns began testing a new upscale design at its new locations in Macedonia, Ohio and Delafield, Wisconsin in fiscal 1997. The design features all-brick exteriors and expanded lobbies.

   Woodfield Suites

             The Company operates four mid-priced, all-suite hotels under the name "Woodfield Suites" and, in addition to a new Woodfield Suites opened in Madison, Wisconsin early in fiscal 1998, currently plans to open one additional Woodfield Suites in fiscal 1998. Although the Company currently plans to increase the number of its Woodfield Suites to approximately 40 to 50 within the next five years, the actual number of potential additional Woodfield Suites will depend on continuing favorable industry and economic conditions, the availability of attractive site locations and customer acceptance.

             Woodfield Suites offers all of its guests the use of its centrally-located swimming pool, whirlpool and game room. Most suites have a bedroom and separate living room and feature an extra-length bed, sleeper sofa for additional guests, microwave, refrigerator, wet bar, television and hair dryer. Some suites also have a kitchenette. All guests receive a free continental breakfast and are invited to a free cocktail hour. Meeting rooms and two-line telephones equipped with dataports in every suite enhance Woodfield Suites' appeal for business travelers.

   Hotels and Resorts Operations

   The Pfister Hotel

             The Company owns and operates the Pfister Hotel in downtown Milwaukee. The Pfister Hotel, a full service, luxury hotel, has 307 rooms (including 80 luxury suites), three restaurants, two cocktail lounges, a night club, an indoor swimming pool, an exercise facility and a 275-car parking ramp. The Pfister has 20,000 square feet of banquet and convention facilities. Banquet and meeting rooms can accommodate up to 3,000 persons and the hotel features two large ballrooms, including one of the largest ballrooms in the Milwaukee metropolitan area, with banquet seating for 1,200 people. A portion of the Pfister's first-floor space is leased for use by retail tenants. In fiscal 1997, the Pfister Hotel earned its 21st consecutive four-diamond award from the American Automobile Association. The Pfister is also a member of Preferred Hotels and Resorts Worldwide Association, an organization of independent luxury hotels and resorts, and the Association of Historic Hotels of America.

   The Milwaukee Hilton

             The Company owns and operates the 500-room Milwaukee Hilton.
   All 500 guest rooms, bathrooms, public areas and a significant portion of meeting space were remodeled in 1995. The Hilton franchise affiliation has benefitted the Milwaukee Hilton through the Hilton's international centralized reservation and marketing system, advertising cooperatives and frequent stay programs. In connection with the City of Milwaukee's construction of a new convention facility in downtown Milwaukee, the Company will add approximately 250 new rooms and connect the Milwaukee Hilton by skywalk to the convention center by the end of fiscal 1999. The addition will also include meeting rooms, a new ballroom and a family fun center.

   The Grand Geneva Resort & Spa

             The Grand Geneva Resort & Spa in Lake Geneva, Wisconsin is a full-facility destination resort located on 1,300 acres. The largest convention resort in Wisconsin includes 355 guest rooms, 50,000 square feet of banquet, meeting and exhibit space, three speciality restaurants, two cocktail lounges, two championship golf courses, several ski-hills, four indoor and five outdoor tennis courts, three swimming pools, an executive and fitness complex, horse stables and an on-site airport.

   Miramonte Resort

             The Miramonte Resort in Indian Wells, California, purchased in August 1996 and scheduled to open after renovations are completed in November 1997, is a full-service destination resort located on 11 landscaped acres. The resort includes 14 two-story Tuscan style buildings housing 224 guest rooms, including 60 suites, one restaurant, one lounge and 9,500 square feet of banquet, meeting and exhibit space, including a 5,000 square foot grand ballroom. Additionally, there is a fully equipped fitness center and two outdoor swimming pools, each with an adjacent jacuzzi spa and sauna.

   Operated and Managed Hotels

             The Company operates the Crowne Plaza-Northstar Hotel in Minneapolis, Minnesota. The Crowne Plaza - Northstar Hotel is located in downtown Minneapolis and has 226 rooms, 13 meeting rooms, 6,370 square feet of ballroom and convention space, one restaurant, one cocktail lounge and an exercise facility.

             The Company manages the Mead Inn in Wisconsin Rapids, Wisconsin. The Mead Inn has 154 guest rooms, 11 meeting rooms totaling 8,180 square feet of meeting space, two cocktail lounges, two restaurants and an indoor pool with a sauna and whirlpool. During fiscal 1997, the Company completed a renovation of the ballroom and lobby of the Mead Inn.

             The Company manages Beverly Garland's Holiday Inn in North Hollywood, California. The Beverly Garland has 255 rooms, including 12 suites, meeting space for up to 600, including an amphitheater and ballroom, and an outdoor swimming pool and lighted tennis courts. The mission-style hotel is located on seven acres near Universal Studios.

   Theatre Operations

             The Company operates 40 movie theatre locations with an aggregate of 297 screens in Wisconsin and Illinois for an average of 7.4 screens per location, compared to an average of 6.1 screens per location at the end of fiscal 1996 and 5.4 at the end of fiscal 1995. The Company's facilities include 38 multi-screen complexes and two single-screen theatres. The theatre division's long-term growth strategy is to focus on multi-screen theatres having between eight to 20 screens which typically vary in seating capacity from 150 to 450 seats per screen. Multi-screen theatres allow the Company to offer a more diversified selection of films to attract additional customers, exhibit movies in larger or smaller auditoriums within the same theatre depending on the popularity of the movie and benefit from the economies of having common box office, concession, projection and lobby facilities. Most of the Company's movie theatres feature exclusively first-run films.

             In fiscal 1997, the Company opened 80 new screens, including a new 20-screen ultraplex in Addison, Illinois, a 12-plex in New Berlin, Wisconsin and an eight-plex in Appleton, Wisconsin. Also added in fiscal 1997 were 27 screens acquired at the beginning of the fiscal year, consisting of an 11-screen theatre in Chicago Heights, Illinois and two budget-film eight-plex theatres in the metropolitan Milwaukee area. Also added in fiscal 1997 were 13 screens to two existing locations, including a six-screen addition to the Gurnee, Illinois theatre, making that location a 20-screen ultraplex. With the conversion of one of its Appleton, Wisconsin theatres from first-run movies to budget movies, the Company now operates 24 budget-oriented screens. The Company plans on opening up to 79 additional new screens in fiscal 1998, including 32 new screens in development at two locations in Columbus, Ohio.

             The results of the Company's movie theatre business and the motion picture industry in general are largely dependent upon the box office appeal and marketing of available first-run films. Movie production has been stimulated by additional demand from ancillary markets such as home video, pay-per-view and cable television, as well as increased demand from foreign film markets. The annual number of first-run film releases has more than doubled since the late 1970s. Fiscal 1997 featured such box office hits as Independence Day, the Star Wars trilogy, Mission Impossible, The Rock, Nutty Professor, A Time to Kill and Ransom.

             The Company obtains its films from the national motion picture production and distribution companies and is not dependent on any single motion picture supplier. Booking, advertising, refreshment purchases and promotion are handled centrally by an administrative staff.

             The Company strives to provide its movie patrons with high-quality picture and sound presentation in clean, comfortable, attractive and contemporary theatre environments. Substantially all of the Company's movie theatre complexes feature either digital sound, Dolby or other stereo sound systems; acoustical ceilings; side wall insulation; engineered drapery folds to eliminate sound imbalance, reverberation and distortion; tiled floors; loge seats; cup-holder chair-arms; and computer-controlled heating, air conditioning and ventilation. Computerized box offices permit most of the Company's movie theatres to sell tickets in advance. Most of the Company's theatres are accessible to persons with disabilities and provide wireless headphones for hearing-impaired moviegoers. Other amenities at certain theatres include THX auditoriums, which allow customers to hear the softest and loudest sounds, and touch-screen, computerized, self-service ticket kiosks, which simplify advance ticket purchases. The Company also operates an exclusive customer information telephone system in Milwaukee and Madison, allowing customers to call for information regarding the locations, times and titles of movies being shown by the Company throughout each metropolitan area.

             The Company enhanced its offerings of amenities in fiscal 1997 by introducing stadium seating, a tiered seating system that permits unobstructed viewing, at its theatres in Appleton and New Berlin, Wisconsin, and Addison, Illinois. The Company is now installing stadium seating in all of its new theatres and began an extensive program to retrofit many of its existing auditoriums in fiscal 1998.

             The Company sells food and beverage concessions at all of its movie theatres. The Company believes that a wide variety of food and beverage items, properly merchandised, increases concession revenue per patron. Although popcorn still remains the traditional favorite with moviegoers, the Company continues to upgrade its available concessions by offering a wide range of choices. For example, some of the Company's theatres offer hot dogs, pizza, ice cream, pretzel bites, frozen yogurt, coffee, mineral water and juices.

             In early fiscal 1997, the Company opened its first family entertainment center, Funset Boulevard, adjacent to its new eight-screen movie theatre in Appleton, Wisconsin. Funset Boulevard features a 40,000 square foot Hollywood-themed indoor amusement facility, including a restaurant, party rooms, a laser tag center, virtual reality games, a miniature golf course and an arcade.

   Restaurant Operations

             The Company has non-exclusive franchise rights to operate KFC restaurants in the Milwaukee metropolitan area and in northeast Wisconsin. The Company has operated KFC restaurants for 37 years, currently operates 31 KFC restaurants and is the largest operator of KFC restaurants in Wisconsin, based on the number of facilities operated. The restaurants feature Kentucky Fried Chicken and other franchisor-authorized food items.

             Virtually all of the Company's KFC restaurants feature inside seating for approximately 40 customers, drive-thru windows and updated electronic equipment to better facilitate food preparation and order processing. Fourteen locations in the Fox Valley and Milwaukee metropolitan areas offer home delivery.

             The Company's KFC locations operate under individual franchise agreements, all of which were renewed in early fiscal 1998 for a term of 20 years. Franchise royalties approximate 4% of net sales and, in addition, an initial flat fee of $20,000 is payable for each new KFC restaurant.

             The KFC franchisor specifies certain product requirements and provide for certain approved suppliers of products and supplies in order to maintain the franchise's quality standards.

             The Company is exploring various expansion and acquisition opportunities for its KFC operations. Early in fiscal 1998, the Company opened its first combined two-in-one KFC and Taco Bell location in Milwaukee, Wisconsin. Additional two-in-one locations are under consideration.

   Competition

             In each of its businesses, the Company experiences intense competition from national and/or regional chain and franchise operations, some of which have substantially greater financial and marketing resources than the Company. Most of the Company's facilities are located in close proximity to other facilities which compete directly with those of the Company.

             The Company's Budgetel Inns compete with such national limited service motel chains as Days Inn, Hampton Inn (owned by The Promus Companies Incorporated), Fairfield Inn (owned by Marriott Corporation), Red Roof Inn, La Quinta Inn, Comfort Inn and others, as well as a large number of regional and local motels. The Company's Woodfield Suites compete with such national chains as Embassy Suites, Comfort Suites, AmeriSuites and Courtyard by Marriott, as well as other regional and local all-suite facilities.

             The Company's hotels and resorts compete with the hotels and resorts operated by Hyatt Corporation, Marriott Corporation, Ramada Inns, Holiday Inns and Wyndham Hotels, along with other regional and local hotels and resorts.

             In the restaurant business, the Company's KFC restaurants compete locally with Hardee's, Boston Market, Popeye's and similar national, as well as regional, fast food chains and individual restaurants offering chicken.

             The Company's movie theatres compete with large national movie theatre operators, such as United Artists, Cinemark, Cineplex Odeon and Carmike Cinemas, as well as with a wide array of smaller first-run and discount exhibitors. Although movie exhibitors also generally compete with the home video, pay-per-view and cable television markets, the Company believes that such ancillary markets have assisted the growth of the movie theatre industry by encouraging the production of first-run movies released for initial movie theatre exhibition, which establishes the demand for such movies in these ancillary markets.

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

   Environmental Regulation

             The Company does not expect federal, state or local environmental legislation to have a material effect on the Company's capital expenditures, earnings or competitive position. However, the Company's activities in acquiring and selling real estate for business development purposes have been complicated by the continued emphasis placed by Company personnel on properly analyzing real estate sites for potential environmental problems. This circumstance has resulted in, and is expected to continue to result in, greater time and increased costs involved in acquiring and selling properties associated with the Company's various businesses.

   Employees

             As of the end of fiscal 1997, the Company had approximately 7,400 employees, a majority of whom were employed on a part-time basis. A majority of the Company's hotel employees in Milwaukee, Wisconsin are covered by collective bargaining agreements which expire in June 1998. A number of the Company's hotel employees in Minneapolis, Minnesota are covered by collective bargaining agreements which expire in April 2000. Relations with employees have been satisfactory and there have been no work stoppages due to labor disputes.

   Item 2.   Properties.

             The Company owns a substantial portion of its facilities, including the Pfister Hotel, the Milwaukee Hilton and the Grand Geneva Resort and Spa, all of the Company-owned Budgetel Inns and Woodfield Suites, the majority of its theatres and restaurants, and leases the remainder. In August 1996, the Company purchased the Miramonte Resort, which is scheduled to open after renovations are completed in November 1997. The Company also manages three hotel properties for third parties.
`   Additionally, the Company owns properties acquired for the future construction and operation of new Company operating facilities. Some of its properties are leased from entities owned by principal shareholders of the Company. All of the Company's properties are suitably maintained and adequately utilized to cover the respective business segment served.

             The operating properties owned, leased and franchised by the Company as of May 29, 1997 are summarized in the following table:

                                                        Leased
                                                         From      Leased    Managed     Managed
                             Total Number             Unrelated     From       for         for        Operated
                            of Facilities    Owned      Parties   Related    Related    Unrelated        By
       Business Segment      in Operation     (1)                 Parties     Parties    Parties    Franchisees
    Restaurants:
      KFC                           31         30           1         0          0           0             0
    Movie Theatres:                 40         27          12         1          0           0             0
    Hotels and Resorts:
      Hotels                         5          2           0         0          0           3             0
      Resorts                        1          1           0         0          0           0             0
    Motels:
      Budgetel                     143         93           0         1          9           1            39
      Woodfield Suites               4          4           0         0          0           0             0
            TOTALS                 224        157          13         2          9           4            39

   _______________
   (1)  Two of the KFC restaurants, two of the movie theatres owned by the Company, and two of the motels are on land leased from unrelated parties under long-term leases.  One of the motels and one of the theatres is on land leased from related parties.  The Company's partnership interests in nine Budgetel Inns that it manages and one movie theatre that it leases are not included in this column.  Also not included in this column is the Miramonte Resort, which is scheduled to open in November 1997.


             Certain of the above individual properties or facilities are subject to purchase money or construction mortgages or commercial lease financing arrangements; none of these encumbrances are considered in the aggregate to be material to the Company.

             The terms of over 90% of the Company's operating property leases expire on various dates after 1998 (assuming exercise by the Company of all renewal and extension options).

   Item 3.   Legal Proceedings.

             The Company does not believe that any pending legal proceeding involving the Company is material to its business. No legal proceeding required to be disclosed under this item was terminated during the fourth quarter of the Company's 1997 fiscal year.

   Item 4.   Submission of Matters to a Vote of Security Holders.

             No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's 1997 fiscal year.


                          EXECUTIVE OFFICERS OF COMPANY

             Each of the current executive officers of the Company is identified below together with information about each such officer's age, current position with the Company and employment history for at least the past five years:

        Name                     Position                                 Age

   Stephen H. Marcus        Chairman of the Board, President and
                            Chief Executive Officer                        62

   Bruce J. Olson           Group Vice President                           47

   H. Fred Delmenhorst      Vice President-Human Resources                 56

   Thomas F. Kissinger      General Counsel and Secretary                  37

   Douglas A. Neis          Chief Financial Officer and Treasurer          38


             Stephen H. Marcus has been Chairman of the Board of the Company since December 1991 and President and Chief Executive Officer since December 1988. Mr. Marcus has been employed by the Company for 36 years.

             Bruce J. Olson has been employed in his present position with the Company since July 1991. He was elected to serve on the Company's Board of Directors in April 1996. Mr. Olson previously served as Vice President-Administration and Planning for the Company from September 1987 until July 1991 and as Executive Vice President and Chief Operating Officer of Marcus Theatres Corporation from August 1978 until October 1988, when he was appointed President of that corporation. Mr. Olson joined the Company in 1974.

             H. Fred Delmenhorst has been the Vice President-Human Resources since he joined the Company in December 1984.

             Thomas F. Kissinger joined the Company in August 1993 as Secretary and Director of Legal Affairs and in August 1995 was promoted to General Counsel and Secretary. Prior thereto, Mr. Kissinger was associated with the law firm of Foley & Lardner for five years.

             Douglas A. Neis joined the Company in February 1986 as Controller of the Marcus Theatres division. In November 1987, Mr. Neis was promoted to Controller of Marcus Restaurants. In July 1991, he was appointed Vice President of Planning and Administration for Marcus Restaurants. In September 1994, Mr. Neis was also named Director of Technology for the Company and in September 1995 he was elected Corporate Controller for the Company. In September 1996, Mr. Neis was promoted to Chief Financial Officer and Treasurer of the Company.

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

                                     PART II

   Item 5.   Market for the Company's Common Equity and Related Shareholder
             Matters.

             The following data has been adjusted, where necessary, to retroactively adjust for the Company's three-for-two stock split effected in the form of a 50% stock dividend distributed on November 14, 1995.

                 Last Sale Price Range of Common Stock

              First         Second         Third          Fourth
             Quarter        Quarter        Quarter        Quarter

                     Fiscal Year Ended May 29, 1997

    High     $27.75          $24.88        $23.25         $24.50

    Low      $21.25          $21.88        $20.25         $21.00

                     Fiscal Year Ended May 30, 1996

    High     $21.33          $23.67        $28.00         $28.25

    Low      $19.08          $19.83        $22.25         $25.00


             On August 8, 1997, there were 1,980 shareholders of record for the Common Stock and 40 shareholders of record for the Class B Common Stock.

             See Item 6 for information on the Company's cash dividends paid on its Common Stock.

   Item 6.  Selected Financial Data.

                                                     Fiscal Year

                              1997   1996(2)    1995      1994      1993      1992     1991     1990    1989     1988     1987
    Operating Results
    (Dollars in Thousands)

    Revenues              $303,357  $262,287  $277,990  $242,614  $212,910  $204,297 $188,008 $176,592 $166,710 $162,393 $152,531

    Net earnings          $ 30,881  $ 42,307  $ 24,136  $ 22,829  $ 16,482  $ 13,289 $ 11,618 $ 10,781 $ 10,042 $ 10,073 $  8,078

    Common Stock Data(1)

    Net earnings per
     share                $   1.56  $   2.14  $   1.23  $   1.16  $   0.95  $   0.79 $   0.68 $   0.63 $   0.58 $   0.58 $   0.47

    Cash dividends per
    common share          $   0.30  $   0.34  $   0.23  $   0.19  $   0.17  $   0.15 $   0.13 $   0.12 $   0.11 $   0.10 $   0.10

    Average shares
    outstanding
    (In Thousands)          19,830    19,808    19,691    19,661    17,472    16,883   17,046   17,226   17,306   17,364   17,364

    Book value per share  $  14.06  $  12.77  $  10.94  $  9.92   $   8.93  $   7.46 $   6.81 $    6.25 $  5.74 $   5.29 $   4.80

    Financial Position
    (Year End)
    (Dollars in Thousands)

    Total assets          $521,957  $455,315  $407,082  $361,606  $309,455  $274,394 $255,117 $230,789 $197,898 $181,354 $167,289

    Long-term debt        $168,065  $127,135  $116,364  $107,681  $ 78,995  $100,032 $ 96,183 $ 85,563 $ 64,163 $ 56,635 $ 55,255

    Shareholders' equity  $277,293  $251,248  $214,464  $193,918  $173,980  $124,874 $114,697 $106,983 $ 98,250 $ 91,318 $ 82,952

    Capital expenditures  $107,514  $ 83,689  $ 77,083  $ 75,825  $ 47,237  $ 27,238 $ 39,861 $ 42,385 $ 34,253 $ 23,591 $ 28,234

    Financial Ratios

    Current ratio (year
    end)                      0.39      0.62      0.41      0.67      0.90      0.73     0.65     0.91     0.75     1.00     0.94

    Debt/capitalization
    ratio (year-end)          0.39      0.35      0.37      0.37      0.34      0.46     0.47     0.45     0.41     0.40     0.41

    Return on revenues        10.2%     16.1%      8.7%      9.4%      7.7%      6.5%     6.2%     6.1%     6.0%     6.2%     5.3%

    Return on average
    shareholders' equity     111.7%     18.2%     11.8%     12.4%     11.0%     11.1%    10.5%    10.5%    10.6%    11.6%    10.1%

   _______________________

   (1)  All per share and shares outstanding data have been adjusted to reflect stock splits in fiscal 1996, 1993 and 1987.
   (2)  Includes an after-tax gain of $14.8 million, or $0.75 per share, on the sale of certain restaurant locations.


   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

             Certain statements herein constitute "forward-looking statements." See "Special Note Regarding Forward-Looking Statements" under Part I of this report.

   Results of Operations

   General

             The Marcus Corporation and its four divisions report their consolidated and individual segment results of operations on either a 52-or-53-week fiscal year. Fiscal 1997 was a 53-week fiscal year for the Company's motel and hotels/resorts divisions, while the Company and each of its other divisions reported on a 52-week fiscal year. Fiscal 1996 was a 53-week fiscal year for the Company and its theatre division, while the Company's remaining divisions reported on a 52-week fiscal year. Fiscal 1995 was a 52-week year for the Company and each of its divisions. Fiscal 1998 will be a 53-week year for the Company's restaurant division, while the Company and each of its other divisions will report on a 52-week fiscal year.

             Total consolidated revenues for fiscal 1997 were $303.4 million, an increase of $41.1 million, or 15.7%, compared to fiscal 1996 consolidated revenues of $262.3 million. All four of the Company's divisions contributed to the increase in revenues in fiscal 1997, with the largest increase occurring in the Company's theatre division. Fiscal 1996 consolidated revenues were down $15.7 million, or 5.6%, from fiscal 1995 consolidated revenues due to the loss of approximately $46 million in restaurant division revenues in fiscal 1996, resulting from the Company's June 1995 sale of its 18 Applebee's restaurants and February 1995 disposition through lease of its 11 Marc's Cafe & Coffee Mill restaurants. The additional week of results reported for the motel and hotels/resorts divisions in fiscal 1997 contributed an additional $3.5 million in revenues and $1.5 million in operating income to the Company's fourth quarter and fiscal 1997 results. The additional week of results reported for the theatre division in fiscal 1996 contributed an additional $2.0 million in revenues and $550,000 in operating income to the Company's fourth quarter and fiscal 1996 results. Due to the relative size of the Company's restaurant division compared to the Company's other divisions, the additional week of results in fiscal 1998 from the restaurant division is not anticipated to materially impact results from operations.

             Net earnings for fiscal 1997 were $30.9 million, or $1.56 per share. This represented a $3.4 million, or 12.3%, increase over comparable fiscal 1996 earnings of $27.5 million, or $1.39 per share, excluding the after-tax gain of $14.8 million, or $0.75 per share, resulting from the Company's fiscal 1996 sale of restaurants. Including the gain from the sale of restaurants, net earnings were $42.3 million, or $2.14 per share, for fiscal 1996. Fiscal 1996 earnings, again excluding the gain from the sale of the restaurants, increased 14.1% over fiscal 1995 net earnings. Weighted average shares outstanding were 19.8 million for both fiscal 1997 and fiscal 1996 and 19.7 million for fiscal 1995.

             The Company's interest expense, net of investment income, totaled $10.0 million for fiscal 1997. This represented an increase of $3.7 million, or 58.5%, over fiscal 1996 net interest expense of $6.3 million. This increase was the result of additional borrowings in fiscal 1997 necessary to finance the Company's capital program and the fact that the Company was able to use proceeds from its sale of restaurants in fiscal 1996 to fund a portion of its growth in that year.

             The Company's income tax expense for fiscal 1997 was $20.3 million, a decrease of $7.5 million from fiscal 1996. The Company's effective tax rate for fiscal 1997 was 39.7% versus the prior fiscal year's 39.6%.

             Historically, the Company's first and fourth fiscal quarters have produced the strongest operating results, because these periods coincide with the typical summer seasonality of the movie theatre industry and the spring and summer strength of the Company's travel and food service businesses. In addition, the Company reports its results of operations in three equal 12-week quarters plus a 16-or-17-week fourth quarter, contributing to the typically larger results in the fourth quarter.

             The Company is continuing its aggressive expansion plan that it began in fiscal 1994, incurring a record $107.5 million in capital expenditures in fiscal 1997 compared to $83.7 million in fiscal 1996. The Company's current plans include the following goals:

   - Increasing its number of Budgetel Inns to 300 by the year 2000, with up to six new Company-owned and 24 new franchised motels currently planned to be opened in fiscal 1998. The Company currently believes that much of this anticipated future growth will ultimately come from its continued increased emphasis on opening new franchised Budgetel Inns.

   - Increasing its number of Woodfield Suites to approximately 40 to 50 within the next five years. The Company believes that the majority of this prospective growth will come from a franchise program to be introduced in fiscal 1998, supplemented by up to two or three Company-owned units per year.

   - Increasing its number of movie theatre screens to 500 by the year 2000, with continued expansion outside of Wisconsin. Up to 79 new screens are currently planned to be opened by the Company in fiscal 1998, including 32 new screens in development at two locations in Columbus, Ohio. Currently under construction is a new 12-screen, all-stadium-seating ultraplex theatre in Menomonee Falls, Wisconsin. Other current expansion plans include 35 new screens to be added to existing locations in Wisconsin and Illinois. The Company also has plans to add stadium seating to a majority of its existing theatres.

   - Adding one or two hotel properties each year over the next few fiscal years, either Company-owned or managed for others. In some cases, the Company may own only a partial interest in new properties. The Company's newest property, the Miramonte Resort in Indian Wells, California, is scheduled to open in November 1997 after extensive renovation.

   - Expanding and enhancing the Company's KFC franchise. The Company's first KFC/Taco Bell 2-in-1 unit, a conversion of an existing KFC, opened early in fiscal 1998.

   The actual number, mix and timing of potential future new facilities and expansions will depend in large part on continuing favorable industry and economic conditions, the Company's financial performance and available capital, the competitive environment, evolving customer needs and trends and the continued availability of attractive opportunities. It is likely that the Company's expansion goals will continue to evolve and change in response to these and other factors and there can be no assurance that these current goals will be achieved.

   Motels

             The Company's largest division is its motel division, which contributed 44.6% of Company consolidated revenues and 61.4% of Company consolidated operating income, excluding corporate items, in fiscal 1997. The motel division's primary business is the owning and franchising of Budgetel Inns and Woodfield Suites which respectively operate in the limited-service economy and limited-service all-suites segments of the lodging industry. The following tables set forth revenues, operating income, number of units and rooms data for the motel division for the last three fiscal years:

                                       (in millions)
                                      1997       1996     1995
   Revenues                          $135.3     $118.7   $104.4
   Operating income                    39.8       36.3     32.0
   Operating margin (% of revenue)     29.4%      30.6%    30.7%

                                 (as of the fiscal year ended May)
                                      1997       1996     1995
   Budgetel Inns - number of units:
     Company-owned or operated          104         93       82
     Franchised                          39         31       24
       Total Budgetel Inns              143        124      106
   Woodfield Suites - company owned       4          3        3

       Total number of units            147        127      109

                                    Available rooms at year-end
                                      1997       1996     1995
   Budgetel Inns
    (includes franchised)            14,868     13,018   11,564
   Woodfield Suites                     490        339      339


             Total revenues in the motel division increased 14.0% and 13.7% in fiscal 1997 and fiscal 1996, respectively, principally as a result of increasing available rooms. The additional week of operations included in the motel division's fiscal 1997 results contributed an additional $2.5 million to the division's fiscal 1997 revenues and approximately $1.2 million to fiscal 1997 operating income. In addition to the increased number of units in each year, increases in the average daily room rate at the Company's Budgetel Inns of 3.0% and 4.2% in fiscal 1997 and 1996, respectively, also contributed to the increased revenues. The Company's motel occupancy percentage decreased slightly in both fiscal 1997 and
   fiscal 1996, but still remained above industry averages.   Factors
   contributing to the slight decline in occupancy in both fiscal years included an increase in the room supply of the limited service economy lodging segment in both years and severe weather conditions and two federal government shutdowns during the third quarter of fiscal 1996. The result of the average daily rate increases and occupancy declines was a 1.1% and 3.2% increase in the division's revenue per available room, or RevPAR, for comparable Inns for the fiscal years 1997 and 1996, respectively. The Company's newly opened motels contributed additional revenues of $4.9 million and nominal operating income in fiscal 1997. Newly opened motels in fiscal 1996 contributed additional revenue of $5.3 million and nominal operating income. Similar comparative operating results are expected for new facilities to be opened in fiscal 1998.

             The motel division's operating income increased 9.7% in fiscal 1997 and 13.4% in fiscal 1996. Operating margins declined slightly to 29.4%, compared to 30.6% and 30.7% in fiscal years 1996 and 1995, respectively, due primarily to the slight reductions in occupancy percentages, start-up expenses associated with new motels and increased advertising costs.

   Theatres

             The Company's oldest and second largest division is its theatre division. The theatre division contributed 26.6% of the Company's consolidated revenues and 26.0% of its consolidated operating income, excluding corporate items, in fiscal 1997. The theatre division operates motion picture theatres and a family entertainment center in Wisconsin and Illinois, with plans to expand its theatres to additional states. The following tables set forth revenues, operating income, screens and theatres for the last three fiscal years:

                                           (in millions)
                                      1997      1996      1995
   Revenues                           $80.6     $63.7     $54.0
   Operating income                    16.9      15.0      12.2
   Operating margin (% of revenue)     20.9%     23.6%     22.7%

                                 (as of the fiscal year ended May)
                                      1997      1996      1995
   Theatre screens                      297       219       199
   Theatre locations                     40        36        37
       Average screens per location     7.4       6.1       5.4
   Family entertainment centers           1         -         -


             Total revenues in the theatre division increased 26.5% and 18.0% in fiscal years 1997 and 1996, respectively, principally as a result of adding additional screens. The additional week of operations included in the theatre division's fiscal 1996 results (which included the Memorial Day holiday weekend) contributed an additional $2.0 million to the division's fiscal 1996 revenues.

             Consistent with the Company's long-term strategic plan to focus on operating large multi-screen theatres, the Company opened 80 new screens in fiscal 1997, including a new 20-screen ultraplex in Addison, Illinois, a twelve-plex in New Berlin, Wisconsin and an eight-plex in Appleton, Wisconsin. Also added in fiscal 1997 were 27 screens acquired at the beginning of the year, consisting of an 11-screen theatre in Chicago Heights, Illinois and two budget-film eight-plex theatres in the metropolitan Milwaukee area, and 13 screens added to existing locations, including a six-screen addition to the Gurnee, Illinois theatre, also making that location a twenty-screen ultraplex. As of May, 1997, the Company operated 273 first-run screens and 24 budget screens. Compared to first-run theatres, budget theatres generally have lower box office revenues and associated film costs, but higher concession sales as a percentage of box office revenue. Additionally, the Company's first family entertainment center opened early in fiscal 1997 in Appleton, Wisconsin. The 95,000 square foot Hollywood-themed indoor amusement facility includes a restaurant, party rooms, a laser tag center, virtual reality games, a miniature golf course, an arcade and the Company's new eight-plex theatre in Appleton. The addition of the new screens and family entertainment center in fiscal 1997 generated additional revenues of $17.6 million compared to fiscal 1996.

             The Company opened 27 new screens in fiscal 1996, including a new ten-plex theatre in Orland Park, Illinois, and an eight-plex in Green Bay, Wisconsin. The addition of the new screens in fiscal 1996 generated additional revenues of over $7.0 million compared to fiscal 1995. Two theatres with a total of two screens were closed in fiscal 1997 and three theatres with a total of seven screens were closed in fiscal 1996. These closed theatres had a minimal impact on operations in these years.

             Revenues of the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which the Company has no control. Fiscal 1997 included such box office hits as Independence Day, the Star Wars trilogy, Mission Impossible, The Rock, Nutty Professor, A Time to Kill and Ransom, while fiscal 1996 included the hits Apollo 13, Toy Story, Twister, Batman Forever, Grumpier Old Men and Pocahontas. Each of these films produced box office receipts in excess of $1 million for the theatre division in their respective fiscal years. Approximately the same number of first-run films were released in fiscal years 1995, 1996 and 1997.

             Total box office receipts in fiscal 1997 were $54.5 million, an increase of $10.1 million, or 22.7%, from $44.4 million in fiscal 1996. Fiscal 1996 box office receipts increased $6.1 million, or 15.9%, compared to fiscal 1995. These increases are attributable to 22.7% and 9.2% increases in attendance in fiscal years 1997 and 1996, respectively. The increases in attendance are due to the increase in new screens each year. Attendance at the Company's comparable locations was down 4.5% in fiscal 1997 and flat in fiscal 1996, compared to the previous year. Fiscal 1997 attendance at the Company's theatres, and the industry in general, was adversely affected by the 1996 Summer Olympics. Not only did television coverage of the Olympics reduce movie theatre attendance, but many motion picture film distributors anticipated lower theatre attendance during the Olympics and released their best films during the late spring and early summer of 1996 in order to avoid competing with the Olympics. This strategy meant that less attractive films were distributed in late summer and early fall, with the result being reduced attendance late in the Company's fiscal 1997 first quarter and the lack of quality holdovers into the Company's fiscal 1997 second quarter. The decrease in fiscal 1997 attendance compared to the prior year was also due to the additional week of operations in fiscal 1996. This additional week in fiscal 1996 included the 1996 Memorial Day weekend, which is traditionally one of the year's busiest motion picture viewing weekends.

             The theatre division's average ticket price did not change in fiscal 1997 compared to the prior year. The lack of an increase in the fiscal 1997 average ticket price was due to the additional budget-oriented screens added during the fiscal year. First-run theatre average ticket prices increased 4.9% in fiscal 1997 compared to the prior year. The fiscal 1996 average ticket price increased 6.0% compared to the average price in fiscal 1995.

             Vending revenues in fiscal 1997 were $22.9 million, an increase of $5.2 million, or 29.7%, from $17.7 million in fiscal 1996. Fiscal 1996 vending revenues increased $3.1 million, or 20.9%, from fiscal 1995 vending revenues of $14.6 million. Vending revenues increased due to the increase in theatre attendance from the Company's added screens and the 5.8% and 10.4% increase in the average concession sales per person in fiscal years 1997 and 1996, respectively.

             The theatre division's operating income increased 12.3% in fiscal 1997 and 23.3% in fiscal 1996, compared to the prior year results. The division's operating margin declined slightly to 20.9%, compared to 23.6% and 22.7% in fiscal years 1996 and 1995, respectively. Fiscal 1997 operating income was reduced by over $800,000 of pre-opening expenses related to new screens and the Company's new family entertainment center, Funset Boulevard, and margins were further impacted by the weak film product in late summer and early fall. Fiscal 1996 operating income included $550,000 from the additional week of results reported during the year.

   Hotels and Resorts

             The Company's hotels and resorts division contributed 19.8% of Company consolidated revenues and 8.4% of Company consolidated operating income, excluding corporate items, in fiscal 1997. The hotel and resort division owns and operates two full-service hotels in downtown Milwaukee, Wisconsin, and a full-facility destination resort in Lake Geneva, Wisconsin. In addition, the Company managed three additional hotels in
   fiscal 1997, two in fiscal 1996 and three in fiscal 1995.    The division
   acquired a resort in Indian Wells, California in fiscal 1997 and closed the facility for an extensive renovation. The property is scheduled to re-open in November, 1997 under the name Miramonte Resort. The following table sets forth revenues and operating income for the hotels and resorts division for the last three fiscal years:

                                           (in millions)
                                      1997      1996      1995
   Revenues                           $60.2     $53.5     $45.3
   Operating income                     5.5       3.4       1.5
   Operating margin (% of revenue)      9.1%      6.3%      3.3%

             Total revenues in the hotels and resorts division increased 12.5% and 18.1% in fiscal 1997 and fiscal 1996, respectively. The additional week of operations included in the division's fiscal 1997 results contributed an additional $1.0 million to the division's fiscal 1997 revenues and $230,000 to the fiscal 1997 operating income. The hotels and resorts division's operating income increased 61.9% in fiscal 1997 and 129% in fiscal 1996, compared to the previous year. Operating margins have steadily increased each year.

             Occupancy and average daily rate increases at all three of the division's owned properties contributed to the increase in revenues and operating income in fiscal 1997, despite unseasonably cold weather in the early summer which impacted occupancy and delayed the opening of the newly designed Highland's golf course at the Grand Geneva Resort & Spa. As a result of the occupancy and average daily rate increases, the division's total RevPAR increased 12.4% in fiscal 1997 compared to the prior year. Fiscal 1997 operating results were also favorably impacted by reduced charges for pre-opening costs for the Milwaukee Hilton (formerly the Marc Plaza) and increased management fees from properties managed but not owned by the hotels and resorts division. The division's Miramonte Resort, currently under renovation, did not have a material effect on fiscal 1997 results.

             Increased occupancy at the Grand Geneva Resort & Spa as a result of greater market awareness and the reduction of start-up related expenses, together with the revenue from having the restored and renovated Milwaukee Hilton open for the entire 1996 fiscal year and the impact of increased average daily room rates at all three of the Company's owned hotels, were the primary reasons for the division's increased fiscal 1996 revenues and operating income compared to the prior year. The division's total RevPAR increased 16.0% in fiscal 1996 compared to the prior year. However, the amortization of the Hilton's pre-opening costs, the loss of revenue from the non-renewal of an operating agreement for the Sheraton-Mayfair Inn in Milwaukee, Wisconsin, together with the effects on occupancy of adverse winter weather, negatively impacted the division's fiscal 1996 operating results.

             In addition to completing the renovation of the Miramonte Resort, the division expects to begin construction in fiscal 1998 on a 250-room expansion of the Milwaukee Hilton, which will create the largest hotel in Wisconsin. Scheduled to open in 1999, the addition will also include meeting rooms, a new ballroom, a family fun center and a skywalk to the city's new Midwest Express Convention Center.

   Restaurants

             The Company's restaurant division contributed 8.8% of the Company's consolidated revenues and 4.1% of its consolidated operating income, excluding corporate items, in fiscal 1997. The restaurant division has non-exclusive franchise rights to operate KFC restaurants in the Milwaukee metropolitan area and in northeast Wisconsin. Prior to June 1996, the division also operated Applebee's Neighborhood Grill & Bar restaurants under a franchise agreement and owned and operated additional restaurants, including Marc's Cafe & Coffee Mills. The following tables set forth revenues, operating income and number of restaurants for the last three fiscal years:

                                           (in millions)
                                      1997      1996      1995
   Revenues                           $26.8     $25.9     $74.1
   Operating income                     2.7       2.0       3.3
   Operating margin (% of revenue)     10.0%      7.7%      4.5%

                                  (as of the fiscal year ended May)
                                      1997      1996      1995
   KFC restaurants                       31        31        34
   Applebee's restaurants                 -         -        18
       Total restaurants                 31        31        52

             Total revenues in the restaurant division increased 3.5% in
   fiscal 1997 and decreased 65.0% in fiscal 1996.   Excluding $1.1 million
   of revenues from subsequently sold or closed restaurants from fiscal 1996 revenues, restaurant division fiscal 1997 revenues increased 7.9% over the prior year. The restaurant division's operating income increased 34.6% in fiscal 1997 and decreased 40.0% in fiscal 1996, compared to the previous year. Improved KFC results and the disposal of the full-service restaurants has resulted in increased operating margins each year. The sale of the Company's Applebee's restaurants, together with the fiscal 1995 divestiture of the Marc's Cafe & Coffee Mill and other restaurants, reduced fiscal 1996 restaurant division revenues by approximately $46 million and reduced 1996 operating income by $1.2 million. In addition to improvements in the division's KFC restaurants, reduced administrative costs associated with the disposition of certain restaurant properties in fiscal 1996 contributed to the increases in operating income. Annual rental income of approximately $1 million from leasing the 11 divested Marc's Cafes and one of the sold Applebee's was included as restaurant division revenue in fiscal years 1997 and 1996.

             The Company's KFC restaurants experienced a 6.8% increase in aggregate revenues and a 1.4% decrease in aggregate revenues during fiscal years 1997 and 1996, respectively, compared to the previous year. Excluding $400,000 of decreased revenues in fiscal 1997 and $1.0 million of decreased revenues in fiscal 1996 resulting from the closure of four under performing KFC restaurants during fiscal 1996, same store KFC restaurant sales increased 8.6% and 4.3% in fiscal years 1997 and 1996, respectively. Same store KFC guest counts increased 4.2% and 3.3% in fiscal years 1997 and 1996, respectively, due to increased lunch-time traffic, the introduction and expansion of home delivery service and the introduction of several new franchisor products. Average guest checks increased in both fiscal 1997 and 1996 over previous year levels.

             The Company's KFC restaurants experienced a 39.3% increase in aggregate operating income during fiscal 1997, compared to a 1.4% decrease in KFC aggregate operating income in fiscal 1996. Start-up costs associated with the introduction of home delivery services in fiscal 1996 contributed to the decrease in operating income in fiscal 1996 and corresponding increase in operating income in fiscal 1997. The Company opened a new KFC during the fiscal 1996 fourth quarter and did not open any new restaurants in fiscal 1997. In June 1997, the Company opened its first KFC/Taco Bell 2-in-1 unit, converting an existing KFC restaurant. Depending upon the success of this conversion, the Company may pursue additional conversions as well as explore various other KFC expansion and acquisition opportunities.

   Financial Condition

             The Company's lodging, movie theatre and restaurant businesses each generate significant and consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. The Company believes that these consistent and predictable cash sources, together with the availability to the Company of $50 million of unused credit lines at fiscal 1997 year end, should be adequate to support the ongoing operational liquidity needs of the Company's businesses.

             Net cash provided by operating activities increased by $19.3 million, or 46.3%, to $61.1 million in fiscal 1997, compared to $41.8 million in fiscal 1996. The increase was primarily the result of approximately $10 million of income taxes incurred on the gain on the sale of restaurants in fiscal 1996, combined with increased net earnings in fiscal 1997 compared to fiscal 1996 earnings excluding the restaurant sale gain. Timing differences in receipts of accounts and notes receivable, net of increased payments of accounts payable contributed to the increase in net cash provided by operating activities as well.

             Net cash used in investing activities in fiscal 1997 increased by $63.7 million, or 156%, to $104.5 million. Fiscal 1996 net cash used in investing activities was significantly reduced by net proceeds of $48.9 million from the disposal of property, equipment and other assets (principally from the sale of Applebee's). Capital expenditures in fiscal 1997 included $55.9 million incurred on motel division capital projects, $37.4 million on theatre division projects and $13.4 million on hotels and resorts division projects. In fiscal 1996, $51.5 million was incurred on motel division projects, $20.3 million on theatre division projects and $8.0 million on hotels and resorts division projects.

             Principally as a result of funding a portion of the Company's fiscal 1997 facility expansions and renovations, the Company's total debt increased to $177.4 million at the close of fiscal 1997, compared to $136.2 million at the end of fiscal 1996. Net cash provided by financing activities in fiscal 1997 totaled $35.9 million, compared to $5.7 million in fiscal 1996. During fiscal 1997, the Company received $99.9 million of net proceeds from the issuance of notes payable and long-term debt, compared to only $19.6 million in fiscal 1996. The relatively small amount of debt proceeds in fiscal 1996 was due to the Company's use of cash proceeds from its Applebee's sale to fund expansion during that time period. Included in the fiscal 1997 proceeds was $85 million in principal amount of senior unsecured long-term notes privately placed with six institutional lendors. The Company has the ability to issue up to $115 million of additional senior notes under the private placement program through February 1999. The Company used a portion of the proceeds from the senior notes to pay off existing debt, resulting in total principal payments on notes payable and long-term debt of $58.6 million in fiscal 1997, compared to only $7.9 million in fiscal 1996. The Company expects to use the remaining proceeds to help fund the Company's ongoing expansion plans. The Company's debt-capitalization ratio was 0.39 at May 29, 1997, compared to 0.35 at the prior fiscal year end.

             In addition to the changes in debt transactions noted above, net cash provided by financing activities also increased due to dividend payments of $5.7 million in fiscal 1997 compared to $6.3 million in fiscal 1996. The reduction in dividend payments was the result of a one-time timing difference between the Company's quarterly dividend payments during fiscal 1997 compared to the annual dividend payment plus one quarterly payment made during fiscal 1996.

             Total capital expenditures (including normal continuing capital maintenance projects) of $107.5 million and $83.7 million were incurred in fiscal 1997 and 1996, respectively. Total capital expenditures in fiscal 1998 are expected to exceed fiscal 1997 expenditures and are expected to be funded by cash generated from operations and additional debt, including additional institutional debt from the Company's private placement program.

   Item 8.   Financial Statements and Supplementary Data.


                         REPORT OF INDEPENDENT AUDITORS

   The Board of Directors and Shareholders
    of The Marcus Corporation

   We have audited the accompanying consolidated balance sheets of The Marcus Corporation (the Company) as of May 29, 1997 and May 30, 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended May 29, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at May 29, 1997 and May 30, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 29, 1997, in conformity with generally accepted accounting principles.

                                                          ERNST & YOUNG LLP

   Milwaukee, Wisconsin
   July 18, 1997

                             THE MARCUS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                  May 29, 1997   May 30, 1996
                                                            (In Thousands)
   ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                           $ 7,991   $ 15,466
     Accounts and notes receivable (Note 3)                5,531      8,780
     Receivables from joint ventures (Note 9)              1,066      4,890
     Other current assets                                  3,591      2,463
                                                       --------------------
   Total current assets                                   18,179     31,599

   PROPERTY AND EQUIPMENT, net (Note 3)                  487,052    411,563

   OTHER ASSETS:
     Investments in joint ventures (Notes 8 and 9)         1,439      1,295
     Other (Note 10)                                      15,287     10,858
                                                       --------------------
   Total other assets                                     16,726     12,153
                                                       --------------------
   Total assets                                         $521,957   $455,315
                                                       ====================
   LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Notes payable (Note 9)                              $ 5,625    $ 5,555
     Accounts payable                                     10,291     15,646
     Income taxes                                             52      1,393
     Taxes other than income taxes                         9,297      8,323
     Accrued compensation                                  1,270      1,380
     Other accrued liabilities                            10,886      9,352
     Current maturities on long-term debt (Note 4)         9,327      9,069
                                                       --------------------
   Total current liabilities                              46,748     50,718

   LONG-TERM DEBT (Note 4)                               168,065    127,135

   DEFERRED INCOME TAXES (Note 7)                         22,425     20,027

   DEFERRED COMPENSATION AND OTHER (Note 6)                7,426      6,187

   COMMITMENTS, LICENSE RIGHTS AND CONTINGENCIES (Note 8)

   SHAREHOLDERS' EQUITY (Note 5):
     Preferred Stock, $1 par; authorized 1,000,000 shares;
      none issued
     Common Stock:
       Common Stock, $1 par; authorized 30,000,000
        shares; issued 11,678,935 shares in 1997
        and 11,529,962 shares in 1996                     11,679     11,530
       Class B Common Stock, $1 par; authorized
        20,000,000 shares; issued and outstanding
        8,707,632 shares in 1997
        and 8,856,605 shares in 1996                       8,708      8,857
     Capital in excess of par                             39,470     38,832
     Retained earnings                                   220,860    195,643
                                                       --------------------
                                                         280,717    254,862
     Less cost of Common Stock in treasury
       (668,272 shares in 1997 and 718,352
       shares in 1996)                                     3,424      3,614
                                                       --------------------
   Total shareholders' equity                            277,293    251,248
                                                       --------------------
   Total liabilities and shareholders' equity           $521,957   $455,315
                                                       ====================

   See accompanying notes.

                             THE MARCUS CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                         THREE YEARS ENDED MAY 29, 1997

                                            May 29,   May 30,   May 25,
                                              1997      1996      1995
                                      (In Thousands, Except Per Share Data)
   REVENUES:
     Rooms and telephone                    $156,689  $137,961  $119,705
     Food and beverage                        45,401    43,193    89,755
     Theatre operations                       79,733    63,099    53,733
     Other income                             21,534    18,034    14,797
                                         -------------------------------
   Total revenues                            303,357   262,287   277,990

   COSTS AND EXPENSES:

     Rooms and telephone                      60,198    51,346    42,780
     Food and beverage                        33,218    32,014    69,137
     Theatre operations                       49,149    38,055    32,612
     Advertising and marketing                20,635    15,273    16,241
     Administrative                           27,108    25,532    23,080
     Depreciation and amortization            28,903    25,117    23,570
     Rent (Note 8)                             2,435     2,461     3,727
     Property taxes                           10,175     9,416     9,488
     Other operating expenses                 10,805    11,258    10,560
                                         -------------------------------
   Total costs and expenses                  242,626   210,472   231,195
                                         -------------------------------

   OPERATING INCOME                           60,731    51,815    46,795

   OTHER INCOME (EXPENSE):
     Investment income                         1,584     2,378     1,525
     Interest expense                        (11,597)   (8,696)   (8,587)
     Gain on disposition of property
      and equipment (Note 2)                     488    24,595       463
                                         -------------------------------
                                              (9,525)   18,277    (6,599)
                                         -------------------------------
   EARNINGS BEFORE INCOME TAXES               51,206    70,092    40,196
   INCOME TAXES (Note 7)                      20,325    27,785    16,060
                                         -------------------------------
   NET EARNINGS                             $ 30,881  $ 42,307  $ 24,136
                                         ===============================
   NET EARNINGS PER SHARE                   $   1.56  $   2.14  $   1.23
                                         ===============================

   WEIGHTED AVERAGE SHARES OUTSTANDING
    (Note 5)                                  19,830    19,808    19,691
                                         ===============================

   See accompanying notes.

                             THE MARCUS CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                         THREE YEARS ENDED MAY 29, 1997

                                      Class B   Capital
                              Common   Common  in Excess Retained Treasury
                              Stock    Stock    of Par   Earnings   Stock
                                           (In Thousands)

   BALANCES AT MAY 26, 1994   $ 7,366  $6,225  $44,745  $139,777  $(4,195)
    Cash dividends:
      $.21 per share Class B
        Common Stock                -       -        -    (1,924)       -
      $.23 per share
        Common Stock                -       -        -    (2,314)       -
    Exercise of stock options       -       -        -         -      186
    Savings and profit-
     sharing contribution           -       -      404         -       49
    Reissuance of
     treasury stock                 -       -        5         -        4
    Conversions of Class B
      Common Stock                156    (156)       -         -        -
    Net earnings                    -       -        -    24,136        -
                              -------  ------   ------   -------   ------
   BALANCES AT MAY 25, 1995     7,522   6,069   45,154   159,675   (3,956)
    Cash dividends:
      $.31 per share Class B
        Common Stock                -       -        -    (2,770)       -
      $.34 per share
        Common Stock                -       -        -    (3,559)       -
    Three-for-two stock
     split                      3,764   3,032   (6,796)      (10)       -
    Exercise of stock options       -       -      118         -      403
    Purchase of treasury
     stock                          -       -        -         -     (145)
    Savings and profit-
      sharing contribution          -       -      350         -       83
    Reissuance of treasury
     stock                          -       -        6         -        1
    Conversions of Class B
      Common Stock                244    (244)       -         -        -
    Net earnings                    -       -        -    42,307        -
                              -------  ------   ------   -------   ------
   BALANCES AT MAY 30, 1996    11,530   8,857   38,832   195,643   (3,614)
    Cash dividends:
      $.27 per share Class B
        Common Stock                -       -        -    (2,409)       -
      $.30 per share
        Common Stock                -       -        -    (3,255)       -
    Exercise of stock options       -       -      127         -      251
    Purchase of treasury
     stock                          -       -        -         -     (214)
    Savings and profit-
      sharing contribution          -       -      383         -      115
    Reissuance of treasury
     stock                          -       -      128         -       38
    Conversions of Class B
     Common Stock                 149    (149)       -         -        -
    Net earnings                    -       -        -    30,881        -
                              -------  ------   ------   -------   ------
   BALANCES AT MAY 29, 1997   $11,679  $8,708  $39,470  $220,860  $(3,424)
                              =======  ======  =======  ========  =======

   See accompanying notes.

                             THE MARCUS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         THREE YEARS ENDED MAY 29, 1997


                                               May 29,  May 30,   May 25,
                                                1997     1996      1995
                                                    (In Thousands)
   OPERATING ACTIVITIES
   Net earnings                              $ 30,881 $ 42,307   $24,136
   Adjustments to reconcile net
     earnings to net cash provided
     by operating activities:
       Earnings on investments in
        joint ventures, net of
        distributions                            (144)    (406)       33
       Gain on disposition of property
        and equipment                            (488) (24,595)     (463)
       Depreciation and amortization           28,903   25,117    23,570
       Deferred income taxes                    2,398       70     3,958
       Deferred compensation and other          1,239    2,143       703
       Contribution of Company stock
         to savings and profit-sharing plan       498      433       453
       Changes in operating assets
        and liabilities:
         Accounts and notes receivable          3,249   (2,614)      193
         Other current assets                  (1,128)   1,767    (1,768)
         Accounts payable                      (5,355)  (2,240)    4,638
         Income taxes                          (1,341)    (676)     (727)
         Taxes other than income taxes            974     (768)    1,784
         Accrued compensation                    (110)     (78)       10
         Other accrued liabilities              1,534    1,300     1,074
                                            ----------------------------
   Total adjustments                           30,229     (547)   33,458
                                            ----------------------------
   Net cash provided by operating activities   61,110   41,760    57,594

   INVESTING ACTIVITIES
   Capital expenditures                      (107,514) (83,689)  (77,083)
   Net proceeds from disposals of property,
     equipment and other assets                 3,783   48,914     1,695
   Purchase of interest in joint
    ventures, net of cash acquired                  -     (260)        -
   (Increase) decrease in other assets         (4,602)  (2,770)    1,049
   Cash received from (advanced to)
    joint ventures                              3,824   (3,029)    6,122
                                            ----------------------------
   Net cash used in investing activities     (104,509) (40,834)  (68,217)

   FINANCING ACTIVITIES
   Debt transactions:
     Net proceeds from issuance of notes
       payable and long-term debt              99,857   19,603    17,984
     Principal payments on notes payable
       and long-term debt                     (58,599)  (7,905)   (4,494)
   Equity transactions:
     Treasury stock transactions,
       except for stock options                   (48)    (138)        9
     Exercise of stock options                    378      521       186
     Dividends paid                            (5,664)  (6,339)   (4,238)
                                            ----------------------------
   Net cash provided by financing
    activities                                 35,924    5,742     9,447
                                            ----------------------------
   Net increase (decrease) in cash
    and cash equivalents                       (7,475)   6,668    (1,176)
   Cash and cash equivalents at
    beginning of year                          15,466    8,798     9,974
                                            ----------------------------
   Cash and cash equivalents at
    end of year                               $ 7,991 $ 15,466   $ 8,798
                                            ============================

   See accompanying notes.

                             THE MARCUS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 29, 1997

   1. Description of Business and Summary of Significant Accounting Policies

   Description of Business - The Marcus Corporation and its subsidiaries (the Company) operate principally in four business segments:

      Motels: Operates and franchises lodging facilities under the names Budgetel Inns and Woodfield Suites, primarily located in the eastern half of the United States.

      Theatres:         Operates multi-screen motion picture theatres and a
                        family entertainment center in Wisconsin and Illinois.

      Hotels/Resorts:   Owns and operates full service hotels and resorts in
                        Wisconsin and manages full service hotels in Wisconsin, Minnesota and California.

      Restaurants:      Operates KFC restaurants under a license agreement
                        for certain areas in the state of Wisconsin.

   Principles of Consolidation - The consolidated financial statements include the accounts of The Marcus Corporation and all of its subsidiaries. Investments in 50%-owned affiliates are accounted for on the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

   Fiscal Year - The Company reports on a 52/53-week year ending the last Thursday of May. The Motels and Hotels/Resorts segments had a 53-week year in fiscal 1997. The Theatres and Corporate segments had a 53-week year in fiscal 1996. All other segments in 1997 and 1996 and all segments in fiscal 1995 had 52-week years.

   Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market.

   Inventories - Inventories, consisting principally of food and beverages, are stated at average cost or at first-in, first-out cost.

   Preopening Costs - Certain costs incurred prior to opening new or remodeled motels and remodeled hotels are deferred and charged to operations over the 12 months subsequent to the opening. Similar expenses incurred in connection with the opening and remodeling of theatres and restaurants are deferred and charged to operations at the time of opening.

   Depreciation and Amortization - Depreciation and amortization of property and equipment is provided using the straight-line method over the following estimated useful lives:

                                                   Years
               Land improvements                  10 - 39
               Buildings and improvements         10 - 39
               Leasehold improvements              3 - 39
               Furniture, fixtures and equipment   3 - 15

   Advertising and Marketing Costs - The Company expenses all advertising and marketing costs as incurred.

   Net Earnings Per Share - Net earnings per share were computed based on the weighted average number of shares of Common Stock, Class B Common Stock and common stock equivalents (stock options) outstanding during the year.

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, entitled "Earnings per Share," which will be effective for periods ending after December 15, 1997. This Statement modifies the computation, presentation and disclosure requirements of earnings per share. The Company does not anticipate that this pronouncement will have a material impact on its reported earnings per share.

   Capitalization of Interest - The Company capitalizes interest during construction periods by adding such interest to the cost of property and equipment. Interest of approximately $1,320,000, $1,119,000 and $867,000 was capitalized in fiscal 1997, 1996 and 1995, respectively.

   Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   2. Disposition of Restaurant Properties

   Pursuant to an asset purchase agreement dated April 12, 1995, the Company sold its 18 existing Applebee's Neighborhood Grill & Bar restaurants (Applebee's), two Applebee's under construction, five Applebee's under development and its development rights for Applebee's to Apple South, Inc. (the Purchaser). On June 5, 1995, the Company entered into a management agreement with the Purchaser, whereby the Purchaser would commence immediately managing, operating and assuming all of the Company's existing operating and development responsibilities related to the Company's Applebee's restaurant operations. The Purchaser was entitled to all profits of the restaurants subsequent to June 5, 1996, as reimbursement for its management service.

   On June 30, 1995, proceeds from the sale of approximately $48.3 million were received in cash. The Company realized a net pretax gain of $25.4 million in fiscal 1996. Revenues and operating income from the Company's Applebee's operations were not significant in fiscal 1996 and were as follows for the fiscal year ended May 25, 1995:

                                   (In Thousands)
             Revenues                  $35,574
             Operating income            2,250

   On February 27, 1995, the Company leased 11 of its Marc's Cafe and Coffee Mill restaurants to a group led by former members of the restaurants' management team. The lease terms, which include certain buyout incentives, differ for each location with the leases expiring on various dates through February 28, 2001. Revenues related to the Company's operation of the 11 restaurants were $10,169,000 for the fiscal year ended May 25, 1995.

   3. Additional Balance Sheet Information

   The composition of accounts and notes receivable is as follows:

                                               May 29, 1997   May 30, 1996
                                                        (In Thousands)
   Trade receivables                                     $3,871    $4,981
   Notes receivable                                           -       798
   Other receivables                                      1,660     3,001
                                                 ------------------------
                                                         $5,531    $8,780
                                                 ========================

   The composition of property and equipment, which is stated at cost, is as follows:
                                               May 29, 1997   May 30, 1996
                                                        (In Thousands)
   Land and improvements                               $ 70,313  $ 60,177
   Buildings and improvements                           399,416   329,458
   Leasehold improvements                                 8,059     5,688
   Furniture, fixtures and equipment                    159,715   137,305
   Construction in progress                              12,019    22,336
                                                 ------------------------
   Total property and equipment                         649,522   554,964
   Less accumulated depreciation and amortization       162,470   143,401
                                                 ------------------------
                                                       $487,052  $411,563
                                                 ========================

   4. Long-Term Debt

   Long-term debt is summarized as follows:
                                               May 29, 1997   May 30, 1996
                                                        (In Thousands)
   Mortgage notes due to 2002                          $  9,061  $  9,890
   Senior notes due May 31, 2005, with monthly
     principal and interest payments of
     $362,346, bearing interest at 10.22%                23,856    25,665
   Senior notes due October 15, 2008, with annual
     principal payments of $6,666,666 due beginning
     October 15, 2000, bearing interest at 7.41%         60,000         -
   Senior notes due October 15, 2011, with annual
     principal payments of $2,272,727 due beginning
     October 15, 2001, bearing interest at 7.51%         25,000         -
   Industrial Development Revenue Bonds due to 2006       7,100     7,459
   Unsecured term notes                                  52,375    57,719
   Commercial paper                                           -    11,971
   Revolving credit agreements                                -    23,500
                                                 ------------------------
                                                        177,392   136,204
   Less current maturities                                9,327     9,069
                                                 ------------------------
                                                       $168,065  $127,135
                                                 ========================


   Substantially all of the mortgage notes, both fixed rate and adjustable, bear interest from 7.2% to 9.3% at May 29, 1997. Adjustable rate Industrial Development Revenue Bonds ($3,486,000 at May 29, 1997) bear interest at 76.5% of prime plus 1% (7.8% at May 29, 1997), or are adjustable based on high quality tax-exempt obligation rates (approximately 4.2% at May 29, 1997). The Company's remaining Industrial Development Revenue Bonds bear interest at 6.5% or 8.8%. The mortgage notes and the Industrial Development Revenue Bonds are secured by the related land, buildings and equipment.

   The Company has three unsecured term notes outstanding, as follows:

                                               May 29, 1997   May 30, 1996
                                                        (In Thousands)
   Note due May 31, 2004, with quarterly
    principal payments of $781,250.  The
    variable interest rate is based on the
    LIBOR rate with an effective rate of
    6.56% at May 29, 1997.                              $21,875   $24,219

   Note due February 1, 2003, with quarterly
    principal payments of $714,286 due
    beginning May 1, 1999.  The variable
    interest rate is based on the LIBOR rate
    with an effective rate of 6.73% at
    May 29, 1997.                                        20,000    20,000

   Note due October 1, 2000, with quarterly
    principal payments of $750,000.  The
    variable interest rate is based on the
    LIBOR rate with an effective rate of
    5.83% at May 29, 1997.                               10,500    13,500
                                                 ------------------------
                                                        $52,375   $57,719
                                                 ========================


   The Company periodically issues commercial paper through an agreement with a bank. The agreement requires the Company to maintain unused bank lines of credit at least equal to the principal amount of its outstanding commercial paper. At May 29, 1997, the Company had $50,000,000 of unused credit lines available under various bank revolving credit agreements. The interest rates under the revolving agreements were at prime or LIBOR plus 1%. There is an annual commitment fee of .25% of the unused portion of these commitments.

   Scheduled annual principal payments on long-term debt for the five years subsequent to May 29, 1997, are:

                 Fiscal Year           (In Thousands)
                     1998                 $ 9,327
                     1999                  15,167
                     2000                  13,165
                     2001                  18,686
                     2002                  20,488

   Interest paid, net of amounts capitalized, in 1997, 1996 and 1995 totaled $10,985,000, $8,272,000, and $8,610,000, respectively.

   Two swap agreements covering $15,000,000 were terminated during 1995 at a loss of $185,000. One remaining swap agreement covering $10,500,000, which is reduced by $750,000 quarterly, expires October 1, 2000, and requires the Company to pay interest at a defined fixed rate of 5.08% while receiving interest at a defined variable rate of three-month LIBOR (5.78% at May 29, 1997). The second remaining swap agreement covering $7,500,000 expires August 6, 2001, and requires the Company to pay interest at a defined fixed rate of 6.56% while receiving interest at a defined variable rate of three-month LIBOR (5.81% at May 29, 1997). Together, these swap agreements effectively convert $18,000,000 of the Company's variable rate unsecured term notes to a fixed rate. The Company recorded the net interest expense (income) related to these swap agreements as incurred, totaling $4,000, $(96,000) and $61,000 in 1997, 1996 and 1995,
   respectively. The accompanying consolidated balance sheet at May 29, 1997, does not reflect the fair market value of the remaining swap agreements as determined by the lender, which totals approximately $252,000.

   The carrying amounts of the Company's long-term debt, based on the respective rates and prepayment provisions of the senior notes, approximate their fair value.

   5. Shareholders' Equity

   The Company's Board of Directors declared a three-for-two stock split, effected in the form of a 50% stock dividend, distributed on November 14, 1995, to all holders of Common and Class B Common Stock. All per share, weighted average shares outstanding and stock option data prior to November 14, 1995, have been adjusted to reflect this dividend.

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

   Shareholders have approved the issuance of up to 1,668,750 shares of Common Stock under various stock option plans. The options generally become exercisable 40% after two years, 60% after three years and 80% after four years. The remaining options are exercisable five years after the date of the grant. At May 29, 1997 and May 30, 1996, there were 722,150 and 895,063 shares, respectively, available for grants under the plans.

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   Pro forma information regarding net earnings and earnings per share required by SFAS No. 123, "Accounting for Stock Based Compensation," has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1997 and 1996, respectively: risk-free interest rates of 5.3% and 5.5%; dividend yield of 1.3% in both years; volatility factors of the expected market price of the Company's common stock of 55% in both years and an expected life of the option of approximately 6 years. Based on this analysis, the impact on net earnings and earnings per share is immaterial.

   A summary of the Company's stock option activity and related information follows:

                                              Year ended
                                                     May 30, May 25,
                                    May 29, 1997       1996    1995
                                         Weighted-
                                          Average
                                         Exercise
                                   Options Price    Options Options
                                 (In Thousands, Except Per Share Data)

   Outstanding at beginning of year   506   $16.12     474     441
   Granted                             84    25.00     124     126
   Exercised                          (29)   13.72     (59)    (26)
   Forfeited                           (9)   19.72     (33)    (67)
                                    -----              ---     ---
   Outstanding at end of year         552    17.58     506     474
                                    =====              ===     ===
   Exercisable at end of year         247    15.91     144     101
                                    =====              ===     ===
   Weighted-average fair value of
    options granted during year    $12.96           $10.21


   Exercise prices for options outstanding as of May 29, 1997 ranged from $4.67 to $25.88. The weighted-average remaining contractual life of those options is 7.1 years.

   The Company's Board of Directors has approved the repurchase of up to 1,125,000 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options and for savings and profit-sharing contributions. The Company purchased 9,167 and 7,127 shares pursuant to this plan during 1997 and 1996, respectively. There were no purchases in 1995. At May 29, 1997, there were 338,513 shares available for repurchase under this authorization.

   The Board has authorized the issuance of up to 500,000 shares of Common Stock for The Marcus Corporation Dividend Reinvestment and Associate Stock Purchase Plan. At May 29, 1997, there were 492,762 shares available under this authorization.

   The Company's loan agreements include, among other covenants, restrictions on retained earnings and maintenance of certain financial ratios. At May 29, 1997, retained earnings of approximately $74,396,000 were unrestricted.

   6. Employee Benefit Plans

   The Company has a qualified profit-sharing savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides for a contribution of a minimum of 1% of defined compensation for all plan participants and matching of 25% of employee contributions up to 6% of defined compensation. In addition, the Company may make additional discretionary contributions. The Company also sponsors unfunded nonqualified defined benefit and deferred compensation plans. Pension and profit-sharing expense for all plans was $1,485,000, $1,355,000 and $917,000 for 1997,
   1996 and 1995, respectively.

   7. Income Taxes

   Income tax expense consists of the following:

                                         Year ended
                               May 29, 1997 May 30, 1996 May 25, 1995
                                        (In Thousands)
   Currently payable:
     Federal                       $14,415     $22,347      $ 9,273
     State                           3,512       5,368        2,829
   Deferred                          2,398          70        3,958
                                   --------------------------------
                                   $20,325     $27,785      $16,060
                                   ================================

   The Company recognizes deferred tax assets and liabilities based upon the expected future tax consequences of events that have been included in the financial statements or tax returns. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse.

   The components of the net deferred tax liability were as follows:

                                        May 29, 1997   May 30, 1996
                                                  (In Thousands)
       Deferred tax assets:
         Accrued employee benefits          $ 1,765         $ 1,297
         Other                                  493             263
       Total deferred assets                  2,258           1,560
                                           ------------------------
       Deferred tax liability -
         Depreciation and amortization       24,683          21,587
                                           ------------------------
       Net deferred tax liability
        included in balance sheet           $22,425         $20,027
                                           ========================

   A reconciliation of the statutory federal tax rate to the effective tax rate follows:

                                               Year ended
                                   May 29, 1997  May 30, 1996  May 25, 1995
   Expected tax expense:                35.0%       35.0%      35.0%
     State income taxes, net of
      federal income tax benefit         5.1         5.1        5.3
     Jobs tax credits                      -           -        (.3)
     Other                               (.4)        (.5)         -
                                   ----------------------------------
                                        39.7%       39.6%      40.0%
                                   ==================================

   Income taxes paid in 1997, 1996 and 1995 totaled $19,268,000, $28,391,000 and $12,830,000, respectively.

   8. Commitments, License Rights and Contingencies

   Lease Commitments - The Company leases real estate under various noncancellable operating leases with an initial term greater than one year. Percentage rentals are based on the revenues at the specific rented property. Rent expense charged to operations under these leases was as follows:

                                                 Year ended
                                   May 29, 1997 May 30, 1996  May 25, 1995
                                               (In Thousands)
     Fixed minimum rentals              $2,282     $2,287    $2,358
     Percentage rentals                    335        356     1,551
     Sublease rental income               (182)      (182)     (182)
                                     ------------------------------
                                        $2,435     $2,461    $3,727
                                     ==============================

   Payments to affiliated parties for lease obligations were approximately $492,000, $268,000 and $335,000 in 1997, 1996 and 1995, respectively.

   Aggregate minimum rental commitments at May 29, 1997, are as follows, in thousands:

                  Fiscal Year
                    1998            $ 1,710
                    1999              1,631
                    2000              1,577
                    2001              1,616
                    2002              1,577
                    After 2002       14,659
                                    -------
                                    $22,770
                                    =======

   Included in the above commitments is $6,274,000 in minimum rental commitments to affiliated parties.

   Commitments - The Company has commitments for the completion of construction at various properties and the purchase of various properties totaling approximately $24,000,000 at May 29, 1997.

   License Rights - The Company owns the license rights in certain areas to operate its restaurants and to sell products using the KFC trademark. In addition, the Company has license rights to operate a hotel using the Hilton trademark. Under the terms of the licenses, the Company is obligated to pay fees based on defined gross sales. The KFC license also requires the Company to pay an additional fee for each new location established.

   Contingencies - The Company guarantees the debt of joint ventures and other entities totaling approximately $17,599,000 at May 29, 1997. The debt of the joint ventures is collateralized by the real estate, buildings and improvements, and all equipment of each joint venture.

   9. Joint Venture Transactions

   At May 29, 1997 and May 30, 1996, the Company held investments of $1,439,000 and $1,295,000, respectively, in various approximately 50%-owned affiliates (joint ventures) which are accounted for under the equity method.

   The Company has receivables from the joint ventures of $1,066,000 and $4,890,000 at May 29, 1997 and May 30, 1996, respectively. The Company earns interest on $189,000 and $4,076,000 of the receivables at approximately prime to prime plus 1.5% at May 29, 1997 and May 30, 1996, respectively.

   Included in notes payable at May 29, 1997 and May 30, 1996, is $2,294,000 and $1,515,000, respectively, due to joint ventures in connection with cash advanced to the Company. The Company pays interest on the cash advances based on the 90-day certificate of deposit rates.

   10. Business Segment Information

   Following is a summary of business segment information for 1995 through 1997:

                                     Hotels/          Corporate
                    Motels Theatres  Resorts Restaurants  Items     Total
                                    (In Thousands)
   1997
   Revenues       $135,251  $80,586  $60,210  $26,828  $   482   $303,357
   Operating
    income
    (loss)          39,787   16,865    5,464    2,681   (4,066)    60,731
   Depreciation
    and
    amortization    15,389    5,071    6,174    2,001      268     28,903
   Assets          287,027   98,554   79,829   24,979   31,568    521,957
   Capital
   expenditures     55,916   37,364   13,445      384      405    107,514

   1996
   Revenues       $118,679  $63,696  $53,498  $25,927  $   487   $262,287
   Operating
   income
    (loss)          36,266   15,017    3,374    1,992   (4,834)    51,815
   Depreciation
    and
    amortization    13,815    3,265    5,467    2,191      379     25,117
   Assets          247,328   63,365   73,045   29,041   42,536    455,315
   Capital
    expenditures    51,542   20,316    8,010      619    3,202     83,689

   1995
   Revenues       $104,356  $53,968  $45,292  $74,076  $   298   $277,990
   Operating
    income
    (loss)          31,992   12,175    1,473    3,318   (2,163)    46,795
   Depreciation
    and
    amortization    12,883    2,766    4,101    3,385      435     23,570
   Assets          211,112   46,928   68,731   53,090   27,221    407,082
   Capital
    expenditures    32,880   10,999   27,207    5,900       97     77,083


   Corporate items include amounts not allocable to the business segments. Corporate revenues consist principally of rent and the corporate operating loss includes general corporate expenses. Corporate assets primarily include cash and cash equivalents, notes receivable, receivables from joint ventures and land held for development.

   The Company has a loan outstanding of approximately $2,750,000 at May 29, 1997, to one of the hotels it manages, which bears interest at the prime rate plus 1% and matures December 31, 2008.


                                    PART III

   Item 10.  Directors and Executive Officers of the Company.

             The information required by this item with respect to directors is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled "Election of Directors" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders scheduled to be held September 29, 1997 ("Proxy Statement"). The required information with respect to executive officers appears at the end of Part I of this Form 10-K.

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

   2.        Exhibits and Reports on Form 8-K.

             (a) The exhibits filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.*

             (b) The Company did not file a Form 8-K with the Securities and Exchange Commission during the fourth quarter of fiscal 1997.

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

                                      THE MARCUS CORPORATION

   Date:  August 22, 1997                  By:/s/ Stephen H. Marcus
                                           Stephen H. Marcus,
                                           Chairman of the Board and
   President

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities as of the date indicated above.

   By:/s/ Stephen H. Marcus                By:/s/ George R. Slater
      Stephen H. Marcus, Chairman of the      George R. Slater, Director
      Board and President (Chief
      Executive Officer)

   By:/s/ Douglas A. Neis                  By:/s/ Lee Sherman Dreyfus
      Douglas A. Neis, Treasurer and         Lee Sherman Dreyfus, Director
      Controller (Chief Financial and
      Accounting Officer)

   By:/s/ Bruce J. Olson                   By:/s/ Daniel F. McKeithan, Jr.
      Bruce J. Olson, Director                Daniel F. McKeithan, Jr.,
                                              Director

   By:/s/ John L. Murray                   By:/s/ Diane Marcus Gershowitz
      John L. Murray, Director                Diane Marcus Gershowitz,
                                              Director

   By:/s/ Alan H. Selig                    By:/s/ Timothy E. Hoeksema
        Alan H. Selig, Director               Timothy E. Hoeksema, Director

   By:/s/ Ulice Payne, Jr.                 By:/s/ Philip L. Milstein
      Ulice Payne, Jr., Director              Philip L. Milstein, Director

                                  EXHIBIT INDEX

   3.1       Articles of Incorporation. [Incorporated by reference to Exhibit
             3.1 to the Company's Form S-3 Registration Statement (No.
             33-57468).]

   3.2* Bylaws, as amended as of September 28, 1995. [Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 1996.]

   4.1 Senior Note Purchase Agreement dated May 31, 1990 between the Company and The Northwestern Mutual Life Insurance Company. [Incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1990.]

   4.2 The Marcus Corporation Note Purchase Agreement, dated October 25, 1996. [Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 14, 1996.

   4.3 Other than as set forth in Exhibits 4.1 and 4.2, the Company has numerous instruments which define the rights of holders of long-term debt. These instruments, primarily promissory notes, have arisen from the purchase of operating properties in the ordinary course of business. These instruments are not being filed with this Annual Report on Form 10-K in reliance upon Item 601(b)(4)(iii) of Regulation S-K. Copies of these instruments will be furnished to the Securities and Exchange Commission upon request.

   10.1 The Company is the guarantor and/or obligor under various loan agreements in connection with operating properties (primarily Budgetel Inns) which were financed through the issuance of industrial development bonds. These loan agreements and the additional documentation relating to these projects are not being filed with this Annual Report on Form 10-K in reliance upon Item 601(b)(4)(iii) of Regulation S-K. Copies of these documents will be furnished to the Securities and Exchange Commission upon request.

   10.2 Comprehensive Image Enhancement Agreement dated October 12, 1988 between the Company and KFC Corporation. [Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended May 25, 1989.]

   10.3 Form of individual Kentucky Fried Chicken franchise agreement between the Company and KFC Corporation.

   10.4* The Marcus Corporation 1987 Stock Option Plan. [Incorporated by reference to Exhibit A to the Company's 1987 Proxy Statement.]

   10.5* The Marcus Corporation 1995 Equity Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 1996.]

   10.6* The Marcus Corporation 1994 Nonemployee Director Stock Option Plan. [Incorporated by reference to Exhibit A to the Company's 1994 Proxy Statement.]

   21        Subsidiaries of the Company as of May 29, 1997.

   23.1      Consent of Ernst & Young LLP.

   27        Financial Data Schedule.

   99 Definitive Proxy Statement for 1997 Annual Meeting of Shareholders scheduled to be held on September 29, 1997 (filed with the Securities and Exchange Commission under Regulation 14A on August 22, 1997 and incorporated by reference herein to the extent indicated).

   __________

   * This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.