Form 10-Q
period 1997-08-21
MARCUS CORP
filed 1997-10-06
CIK 62234

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 21, 1997

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

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

   COMMON STOCK OUTSTANDING AT SEPTEMBER 30, 1997 - 11,246,168
   CLASS B COMMON STOCK OUTSTANDING AT SEPTEMBER 30, 1997 - 8,503,752

                             THE MARCUS CORPORATION

                                      INDEX

                                                                         Page
   PART I - FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements:

             Balance Sheets
             (August 21, 1997 and May 29, 1997)  . . . . . . . . . . . . .  3

             Statements of Earnings
             (Twelve weeks ended August 21, 1997 and August 22, 1996)  . .  5

             Statements of Cash Flows
             (Twelve weeks ended August 21, 1997 and August 22, 1996)  . .  6

             Condensed Notes to Financial Statements . . . . . . . . . . .  7

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . .  8


   PART II - OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 13

             Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . 14

                         PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

                             THE MARCUS CORPORATION
                           Consolidated Balance Sheets
                                                           (in thousands)
                                                      (Unaudited)  (Audited)
                                                       August 21,    May 29,
                                                          1997         1997
    ASSETS
    Current Assets:
      Cash and cash equivalents                          $ 21,907   $  7,991
      Accounts and notes receivable                        10,009      5,531
      Receivables from joint ventures                       1,037      1,066
      Other current assets                                  3,716      3,591
                                                         --------   --------
        Total current assets                               36,669     18,179

    Property and equipment:
      Land and improvements                                74,754     70,313
      Buildings and improvements                          409,545    399,416
      Leasehold improvements                                8,086      8,059
      Furniture, fixtures and equipment                   165,583    159,715
      Construction in progress                              7,888     12,019
                                                         --------   --------
        Total property and equipment                      665,856    649,522
      Less accumulated depreciation and amortization      167,725    162,470
                                                         --------   --------
        Net property and equipment                        498,131    487,052

    Other assets:
      Investments in joint ventures                         1,430      1,439
      Other                                                14,526     15,287
                                                         --------   --------
        Total other assets                                 15,956     16,726
                                                         --------   --------

    TOTAL ASSETS                                         $550,756   $521,957
                                                         ========   ========


   See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION
                           Consolidated Balance Sheets
                                                            (in thousands)
                                                      (Unaudited)  (Audited)
                                                       August 21,    May 29,
                                                          1997        1997
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Notes payable                                      $  4,733   $  5,625
      Accounts payable                                     16,828     10,291
      Income taxes                                          6,950         52
      Taxes other than income taxes                        10,731      9,297
      Accrued compensation                                  3,009      1,270
      Other accrued liabilities                            12,835     10,886
      Current maturities on long-term debt                  9,327      9,327
                                                         --------   --------
        Total current liabilities                          64,413     46,748

    Long-term debt                                        165,821    168,065

    Deferred income taxes                                  22,675     22,425

    Deferred compensation and other                         8,709      7,426

    Shareholders' equity:
      Preferred Stock, $1 par; authorized
       1,000,000 shares; none issued
      Common Stock, $1 par; authorized 30,000,000
       shares; issued 11,882,315 shares at
       August 21, 1997, 11,678,935 shares at
       May 29, 1997                                        11,882     11,679
      Class B Common Stock, $1 par; authorized
       20,000,000 shares; issued and outstanding
       8,504,252 shares at August 21, 1997,
       8,707,632 shares at May 29, 1997                     8,504      8,708
      Capital in excess of par                             39,633     39,470
      Retained earnings                                   232,409    220,860
                                                         --------   --------
                                                          292,428    280,717

      Less cost of Common Stock in treasury
       (642,151 shares at August 21, 1997
       and 668,272 shares at May 29, 1997)                  3,290      3,424
                                                         --------   --------
      Total shareholders' equity                          289,138    277,293
                                                         --------   --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $550,756   $521,957
                                                         ========   ========


   See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION
                 Consolidated Statements of Earnings (Unaudited)

                                       (in thousands, except per share data)
                                                         12 Weeks Ended
                                                    August 21,    August 22,
                                                        1997          1996
    Revenues:
      Rooms and telephone                            $ 47,048      $ 40,553
      Food and beverage                                12,546        11,295
      Theatre operations                               23,580        20,486
      Other income                                      6,879         5,490
                                                     --------      --------
    Total revenues                                     90,053        77,824

    Costs and expenses:
      Rooms and telephone                              15,741        13,300
      Food and beverage                                 8,380         7,922
      Theatre operations                               14,283        12,425
      Advertising and marketing                         5,415         3,894
      Administrative                                    7,836         6,608
      Depreciation and amortization                     7,226         6,340
      Rent                                              1,069           806
      Property taxes                                    2,713         2,596
      Other operating expenses                          3,185         2,515
                                                     --------      --------
    Total costs and expenses                           65,848        56,406
                                                     --------      --------
    Operating income                                   24,205        21,418

    Other income (expense):
      Investment income                                   349           143
      Interest expense                                 (2,765)       (2,179)
      Gain on disposition of property and equipment        (1)            4
                                                     --------      --------
                                                      (2,417)       (2,032)
                                                     --------      --------
    Earnings before income taxes                       21,788        19,386
    Income taxes                                        8,723         7,758
                                                     --------      --------
    Net earnings                                     $ 13,065      $ 11,628
                                                     ========      ========
    Net earnings per share                              $0.66         $0.59
                                                        =====         =====
    Weighted Average Shares Outstanding                19,893        19,841



   See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION
                Consolidated Statements of Cash Flows (Unaudited)

                                                         (in thousands)
                                                         12 Weeks Ended
                                                    August 21,   August 22,
                                                       1997         1996
    OPERATING ACTIVITIES:
    Net earnings                                     $13,065        $11,628
    Adjustments to reconcile net earnings to
     net cash provided by operating
     activities:
      Earnings on investments in joint
       ventures, net of distributions                      9             (8)
      Gain on disposition of property and equipment        1             (4)
      Depreciation and amortization                    7,226          6,340
      Deferred income taxes                              250             25
      Deferred compensation and other                  1,283            299
      Changes in assets and liabilities:
        Accounts and notes receivable                 (4,478)        (1,037)
        Other current assets                            (125)            79
        Accounts payable                               6,537         (4,294)
        Income taxes                                   6,898          6,403
        Taxes other than income taxes                  1,434          2,000
        Accrued compensation                           1,739            742
        Other accrued liabilities                      1,949           (658)
                                                     -------        -------
    Total adjustments                                 22,723          9,887
                                                     -------        -------
    Net cash provided by operating activities         35,788         21,515

    INVESTING ACTIVITIES:
    Capital expenditures                             (18,266)       (37,680)
    Net proceeds from disposals of property,
     equipment and other assets                            -            332
    Increase in other assets                             721         (2,008)
    Cash received from joint ventures                     29            462
                                                     -------        -------
    Net cash used in investing activities            (17,516)       (38,894)

    FINANCING ACTIVITIES:
    Debt transactions:
      Net proceeds from issuance of notes
        payable and long-term debt                         -         11,500
      Principal payments on notes payable and
        long-term debt                                (3,136)        (6,315)
    Equity transactions:
      Treasury stock transactions, except for
      stock options                                      (88)             3
      Exercise of stock options                          384             57
      Dividends paid                                  (1,516)        (1,415)
                                                     -------        -------
    Net cash provided by (used in) financing
     activities                                       (4,356)         3,830
                                                     -------        -------
    Net increase (decrease) in cash and cash
     equivalents                                      13,916        (13,549)
    Cash and cash equivalents at beginning of year     7,991         15,466
                                                     -------        -------
    Cash and cash equivalents at end of period      $ 21,907       $  1,917
                                                    ========       ========

   See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION
                 CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
                               TWELVE WEEKS ENDED
                                 AUGUST 21, 1997
                                   (Unaudited)


   A. Refer to the Company's audited financial statements (including footnotes) for the fiscal year ended May 29, 1997, contained in the Company's Form 10-K Annual Report for such fiscal year, for a description of the Company's accounting policies.

   B. The consolidated financial statements for the twelve weeks ended August 21, 1997 and August 22, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at August 21, 1997, and for all periods presented, have been made.

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

   RESULTS OF OPERATIONS

   General

             The Company reports its results of operations on a 52-or 53-week fiscal year which ends on the last Thursday in May. Each fiscal year is divided into three 12-week quarters and a final quarter consisting of 16 or 17 weeks. The final quarter of fiscal 1998 will consist of 17 weeks for the Company's restaurant division, while the Company and its other remaining divisions will report a 16-week fourth quarter. Due to the relative size of the Company's restaurant division compared to the Company's other divisions, the additional week of results in fiscal 1998 is not anticipated to materially impact the Company's consolidated results of operations for the fiscal year. Fiscal 1997 was a 53-week fiscal year for the Company's motel and hotels/resorts divisions, while the Company and its other remaining divisions reported a 52-week year in fiscal 1997.

             Revenues for the first quarter of fiscal 1998 ended August 21, 1997 totaled $90.1 million, an increase of $12.3 million, or 15.7%, from
   revenues of $77.8 million for the first quarter of fiscal 1996.   All four
   operating segments contributed to the increase in revenues this past quarter, with the hotels/resorts division contributing the largest increase over the prior year.

             Net earnings for the first quarter of fiscal 1998 were $13.1 million, or $.66 per share, up 12.4% and 11.9%, respectively, from net earnings of $11.6 million, or $.59 per share, for the same quarter in the prior year. Again, all four operating segments contributed to the increase in net earnings and net earnings per share.

             Operating income (earnings before other income/expense and income taxes) totaled $24.2 million in the first quarter of fiscal 1998, an increase of $2.8 million, or 13.0%, compared to the prior year's period. The Company's interest expense, net of investment income, totaled $2.4 million for the first quarter of fiscal 1998, compared to $2.0 million during the same period last year. This increase was the result of increased long-term debt levels necessary to help finance the Company's capital expansion program.

             Historically, the Company's first and fourth fiscal quarters have produced the strongest operating results, because these periods coincide with the typical summer seasonality of the movie theatre industry and the spring and summer strength of the Company's travel and food service businesses.

   Motels

             Total revenues for the first quarter of fiscal 1998 for the motel division were $38.7 million, an increase of $4.8 million, or 14.2%,
   compared to $33.9 million in the same period in fiscal 1997.   The motel
   division's operating income for the fiscal 1998 first quarter totaled $13.0 million, an increase of $50,000, or 0.4%, from the $13.0 million earned by the division in the same period of fiscal 1997.

             Compared to the end of the first quarter of fiscal 1997, there were 9 new Company-owned or operated and 7 new franchised Budgetel Inns in operation and 2 new Company-owned Woodfield Suites in operation at the end of the fiscal 1998 first quarter. The Company's newly opened motels contributed additional revenues of $3.3 million to the division's fiscal 1998 first quarter revenues. The Company experienced slightly higher occupancy rates and average daily room rates for comparable Budgetel Inns in the first quarter of fiscal 1998, compared to the same quarter last year. The result of the occupancy and average daily rate increases was a 2.1% increase in the division's revenue per available room, or RevPAR, for comparable Budgetel Inns for the fiscal 1998 first quarter. Compared to the prior year's first quarter, fiscal 1998 first quarter's results continued to reflect pressure on the division's operating margins. The Company has recently increased its marketing expenditures, both on a national and local basis. In some highly competitive markets, the Company has not been able to raise rates enough to fully offset rising costs.

             At the end of the fiscal 1998 first quarter, the Company-owned or operated 105 Budgetel Inns and franchised an additional 41 Inns, bringing the total number of Budgetel Inns in operation to 146. In addition, there are currently 7 Company-owned Budgetel Inns and 28 franchised locations under development, all of which are currently scheduled to open in fiscal 1998 or shortly thereafter. The Company also owns and operates 5 Woodfield Suites all-suite motels. Three additional Company-owned Woodfield Suites are currently under development, with a new franchise program set to be launched later this year.

   Theatres

             The theatre division's fiscal 1998 first quarter revenues were $23.7 million, an increase of $3.1 million, or 15.0%, over revenues of $20.6 million in the same period in fiscal 1997. Operating income for the first quarter in fiscal 1998 totaled $5.5 million, an increase of $600,000, or 11.3%, from operating income of $4.9 million in the same period last year.

             The Company did not add any new screens in the first quarter of fiscal 1998, ending the first quarter with a total of 297 total screens in 40 theatres compared to 266 screens in 41 theatres at the end of the same period last year. The Company currently has 44 additional screens under construction, including two 16-screen ultraplexes in Columbus, Ohio. The Company also signed an agreement with Imax Corporation to add IMAX/R/ 2D/3D large-screen theatres at one of the new Columbus complexes and at the 20-screen Marcus Cinemas of Addison, Illinois. The agreement also gives the Company an option to build three additional IMAX large-screen theatres.

             Total box office receipts for the fiscal 1998 first quarter were $15.8 million, an increase of $1.7 million, or 12.3%, over $14.1 million in the same period last year. The increase in box office receipts for the first quarter of fiscal 1998 compared to the same period in the prior year was entirely due to the additional screens, together with a 2.2% increase in first-run theatre average ticket prices and a 8.5% increase in vending revenues per person. Without the additional screens, theatre attendance would have decreased for the first quarter. The decline in attendance at comparable locations occurred during the first half of the quarter, due primarily to the fact that the summer of 1996 was front-loaded by movie studios, who sought to avoid competition with the Atlanta Olympics. The second half of the fiscal 1998 first quarter ended with several stronger pictures, contributing to the overall improved results. Theatre attendance is largely dependent upon the audience appeal of available films, a factor over which the Company has limited control.

   Hotels and Resorts

             Total revenues from the hotels and resorts division during the first quarter of fiscal 1998 increased by $3.9 million, or 23.3%, to $20.3 million, compared to $16.4 million in the previous year's comparable period. Operating income increased by $2.2 million, or 60.6%, to $6.0 million in the fiscal 1998 first quarter, compared to $3.8 million in the first quarter of fiscal 1997.

             Improved occupancy rates and average daily rate increases at all three of the Company's owned hotels and resorts contributed to the increases in the fiscal 1998 period compared to the prior year's period. In addition, the fiscal 1998 first quarter results benefitted from having both championship golf courses at the Grand Geneva Resort & Spa open for the entire quarter after renovations closed one course in the first quarter of fiscal 1997. The division's total RevPAR increased 21.8% in fiscal 1998's first quarter compared to the same quarter last year.

             The Company plans to open its second resort, the Miramonte Resort in Indian Wells, California, early in the fiscal 1998 third quarter. Due to anticipated start-up expenses, this resort is not expected to have a material impact on the division's fiscal 1998 operating income. In addition, the Company expects to begin construction in fiscal 1998 on a 250-room expansion of the Milwaukee Hilton, which will create the largest hotel in Wisconsin. The addition is currently scheduled to open in 1999.

   Restaurants

             Restaurant division revenues totaled $7.3 million for the first quarter of fiscal 1998, an increase of $500,000, or 7.5%, over fiscal 1997 first quarter revenues of $6.8 million. The division's operating income for the fiscal 1998 first quarter totaled $1.0 million, an increase of $350,000, or 59.1%, over operating income of $650,000 in the first quarter of fiscal 1997.

             The increases in revenues and operating income for the first quarter of fiscal 1998, compared to the same period last year, were primarily the result of customer count increases related to several recent successful KFC product introductions and continued strong home delivery sales. In addition, the Company opened its first 2-in-1 KFC/Taco Bell conversion in the first quarter of fiscal 1998, resulting in significant increases in both sales and earnings at that location.

   FINANCIAL CONDITION

             The Company's lodging, movie theatre and restaurant businesses each generate significant and consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. The Company believes that these consistent and predictable cash sources, together with the availability to the Company of $50 million of unused credit lines at the end of the first quarter, should be adequate to support the ongoing operational liquidity needs of the Company's businesses.

             Net cash provided by operating activities increased by $14.3 million during the first quarter of fiscal 1998 to $35.8 million, compared to $21.5 million in the prior year's first quarter. The increase over the same period last year was primarily the result of increased net earnings and depreciation/amortization, combined with timing differences in payments of accounts payable and receipts of accounts and notes receivable.

             Net cash used in investing activities in the fiscal 1998 first quarter totaled $17.5 million, compared to $38.9 million in the fiscal 1997 first quarter. Capital expenditures to support the Company's continuing expansion program totaled $18.3 million in the first quarter of fiscal 1998 compared to $37.7 million in the prior year's first quarter. The timing of theatre screen additions accounts for the majority of the decrease in capital expenditures, as a total of 47 new theatre screens, including 27 acquired screens, were added in the fiscal 1997 first quarter, compared to none in the fiscal 1998 first quarter. The Company continues to anticipate that its total capital expenditures for fiscal 1998 will exceed fiscal 1997 amounts.

             Cash used in financing activities in the fiscal 1998 first quarter totaled $4.4 million, compared to cash provided by financing activities of $3.8 million in the first quarter of fiscal 1997. During the fiscal 1997 first quarter, the Company received $11.5 million of net proceeds from the issuance of notes payable and long-term debt, compared to none in the first quarter of fiscal 1998. The Company did not need to issue notes or long-term debt in the first quarter of fiscal 1998 to help fund its capital expansion program because the Company still had the use of a portion of the cash proceeds from its October 1996 issuance of $85 million of senior unsecured long-term notes privately placed with six
   institutional lenders.   The Company expects to use the remaining proceeds
   to help fund the Company's ongoing expansion plans and anticipates issuing additional long-term debt in fiscal 1998. The Company has the ability to issue up to $115 million of additional senior notes under the private placement program through February 1999.

             The actual timing and extent of the implementation of the Company's current expansion plans will depend in large part on continuing favorable industry and general economic conditions, the Company's financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that the Company's current expansion goals will continue to evolve and change in response to these and other factors.

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


                             THE MARCUS CORPORATION

                                  (Registrant)


   DATE:  October 6, 1997        By:\s\ Stephen H. Marcus
                                 Stephen H. Marcus,
                                 Chairman of the Board, President and Chief
                                 Executive Officer

   DATE:  October 6, 1997        By:\s\ Douglas A. Neis
                                 Douglas A. Neis
                                 Chief Financial Officer and Treasurer

                             THE MARCUS CORPORATION
                                    FORM 10-Q
                                       FOR
                         12 WEEKS ENDED AUGUST 21, 1997

                                  EXHIBIT INDEX


   Exhibit             Description

     27                Financial Data Schedule