Form 10-Q
period 1997-11-13
MARCUS CORP
filed 1997-12-29
CIK 62234

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 13, 1997

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

   COMMON STOCK OUTSTANDING AT DECEMBER 19, 1997 - 17,530,553
   CLASS B COMMON STOCK OUTSTANDING AT DECEMBER 19, 1997 - 12,741,031

                             THE MARCUS CORPORATION

                                      INDEX



                                                                  Page
                                                                  No.

    PART I - FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements:

              Balance Sheets
              (November 13, 1997 and May 29, 1997)  . . . . . .       3

              Statements of Earnings
              (Twelve and twenty-four weeks ended November 13,
              1997 and November 14, 1996) . . . . . . . . . . .       5

              Statements of Cash Flows
              (Twenty-four weeks ended November 13, 1997 and
              November 14, 1996)  . . . . . . . . . . . . . . .       6

              Condensed Notes to Financial Statements . . . . .       7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations . .       8


    PART II - OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds . . . .      14

     Item 4.  Submission of Matters to a Vote of Security
              Holders . . . . . . . . . . . . . . . . . . . . .      14

     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . .      16

     Signatures   . . . . . . . . . . . . . . . . . . . . . . .      17

                        PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

    THE MARCUS CORPORATION
    Consolidated Balance Sheets
                                                     (in thousands)
                                                (Unaudited)      (Audited)
                                               November 13,       May 29,
    ASSETS                                         1997            1997
    Current assets:
      Cash and cash equivalents                   $  7,436         $ 7,991
      Accounts and notes receivable                 10,595           5,531
      Receivables from joint ventures                1,217           1,066
      Other current assets                           4,108           3,591
                                                   -------         -------
        Total current assets                        23,356          18,179

    Property and equipment:
      Land and improvements                         81,313          70,313
      Buildings and improvements                   412,876         399,416
      Leasehold improvements                         8,096           8,059
      Furniture, fixtures and equipment            168,193         159,715
      Construction in progress                      19,095          12,019
                                                  --------        --------
        Total property and equipment               689,573         649,522
      Less accumulated depreciation and
        amortization                               175,158         162,470
                                                  --------        --------
        Net property and equipment                 514,415         487,052


    Other assets:
      Investments in joint ventures                  1,462           1,439
      Other                                         16,027          15,287
                                                  --------        --------
        Total other assets                          17,489          16,726
                                                  --------        --------
    TOTAL ASSETS                                  $555,260        $521,957
                                                  ========       ========


    See accompanying notes to consolidated financial statements.

    THE MARCUS CORPORATION
    Consolidated Balance Sheets                        (in thousands)
                                                 (Unaudited)      (Audited)
                                                 November 13,      May 29,
    LIABILITIES AND SHAREHOLDERS' EQUITY             1997           1997
    Current liabilities:
      Notes payable                                $   4,658      $   5,625

      Accounts payable                                11,609         10,291
      Income taxes                                     4,067             52
      Taxes other than income taxes                   11,033          9,297
      Accrued compensation                             2,909          1,270
      Other accrued liabilities                       10,216         10,886
      Current maturities on long-term debt             9,327          9,327
                                                    --------       --------
        Total current liabilities                     53,819         46,748


    Long-term debt                                   170,214        168,065

    Deferred income taxes                             22,925         22,425

    Deferred compensation and other                    8,735          7,426

    Shareholders' equity:
      Preferred Stock, $1 par; authorized
        1,000,000 shares; none issued

      Common Stock, $1 par; authorized
        50,000,000 shares; issued 12,289,597
        shares at November 13, 1997,
        11,678,935 shares at May 29, 1997             12,289         11,679

      Class B Common Stock, $1 par;
        authorized 33,000,000 shares; issued
        and outstanding 8,503,752 shares at
        November 13, 1997, 8,707,632 shares
        at May 29, 1997                                8,504          8,708

      Capital in excess of par                        49,910         39,470
      Retained earnings                              232,009        220,860
                                                    --------       --------
                                                     302,712        280,717

      Less cost of Common Stock in treasury
        (613,843 shares at November 13, 1997
        and 668,272 shares at May 29, 1997)            3,145          3,424
                                                    --------       --------

        Total shareholders' equity                   299,567        277,293
                                                    --------       --------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                        $555,260       $521,957
                                                    ========       ========


    See accompanying notes to consolidated financial statements.

    THE MARCUS CORPORATION
    Consolidated Statements of Earnings (Unaudited)

                                               (in thousands, except per share data)
                                           November 13, 1997        November 14, 1996
                                          12 Weeks    24 Weeks     12 Weeks     24 Weeks

    Revenues:
      Rooms and telephone                $ 39,847    $ 86,895      $ 36,597    $ 77,150
      Food and beverage                    11,193      23,739        11,252      22,547
      Theatre operations                   14,299      37,879        11,878      32,364
      Other income                          5,845      12,724         5,101      10,591
                                          -------     -------       -------     -------
    Total revenues                         71,184     161,237        64,828     142,652

    Costs and expenses:
      Rooms and telephone                  15,288      31,029        13,081      26,381
      Food and beverage                     7,708      16,088         7,902      15,824
      Theatre operations                    8,392      22,675         7,727      20,152
      Advertising and marketing             5,328      10,743         5,212       9,106
      Administrative                        7,041      14,877         5,520      12,128
      Depreciation and amortization         7,347      14,573         6,528      12,868
      Rent                                    479       1,548           500       1,306
      Property taxes                        2,726       5,439         2,494       5,090
      Other operating expenses              3,201       6,386         2,377       4,892
                                          -------     -------       -------     -------
    Total costs and expenses               57,510     123,358        51,341     107,747
                                          -------     -------       -------     -------
    Operating income                       13,674      37,879        13,487      34,905

    Other income (expense):
      Investment income                       477         826           294         437
      Interest expense                     (2,872)     (5,637)       (2,489)     (4,668)
      Gain on disposition of property
        and equipment                         243         242            15          19
                                          -------    --------       -------     -------
                                           (2,152)     (4,569)       (2,180)     (4,212)
                                          -------    --------       -------     -------
    Earnings before income taxes           11,522      33,310        11,307      30,693
    Income taxes                            4,605      13,328         4,525      12,283
                                          -------    --------       -------     -------
    Net earnings                          $ 6,917    $ 19,982       $ 6,782    $ 18,410
                                          =======    ========       =======     =======
    Net earnings per share*                 $0.23       $0.67         $0.23       $0.62
                                            =====       =====         =====       =====
    Weighted Average Shares
      Outstanding*                         30,231      30,027        29,766      29,765


   * All per share and shares outstanding data have been adjusted to reflect the 50% stock dividend distributed on December 5, 1997.


   See accompanying notes to consolidated financial statements.

    THE MARCUS CORPORATION
    Consolidated Statements of Cash Flows (Unaudited)

                                                      (in thousands)
                                                       24 Weeks Ended
                                                November 13,  November 14,
                                                     1997         1996
    OPERATING ACTIVITIES:
    Net earnings                                  $ 19,982      $ 18,410
      Adjustments to reconcile net earnings to
        net cash provided by operating
        activities:
          Earnings on investments in joint
              ventures, net of distributions           (23)         (189)
          Gain on disposition of property and
              equipment                               (242)          (19)
          Depreciation and amortization             14,573        12,868
          Deferred income taxes                        500           159
          Deferred compensation and other            1,309         3,648
          Changes in assets and liabilities:
              Accounts and notes receivable         (5,064)          342
              Other current assets                    (517)       (1,092)
              Accounts payable                       1,318        (1,063)
              Income taxes                           4,015         2,710
              Taxes other than income taxes          1,736         1,879
              Accrued compensation                   1,639           963
              Other accrued liabilities               (670)       (1,003)
                                                   -------       -------
    Total adjustments                               18,574        19,203
                                                   -------       -------
    Net cash provided by operating activities       38,556        37,613

    INVESTING ACTIVITIES:
    Capital expenditures                           (41,932)      (60,155)
    Net proceeds from disposals of property,
      equipment and other assets                       318         1,059
    Increase in other assets                          (820)       (2,300)
    Cash received from (advanced to) joint
      ventures                                        (151)        4,436
                                                   -------       -------
    Net cash used in investing activities          (42,585)      (56,960)

    FINANCING ACTIVITIES:
    Debt transactions:
      Net proceeds from issuance of notes
        payable and long-term debt                   7,000        97,875
      Principal payments on notes payable and
        long-term debt                              (5,818)      (52,435)
    Equity transactions:
      Treasury stock transactions, except for
        stock options                                 (376)         (117)
      Exercise of stock options                        973           140
      Issuance of stock, net of distribution         3,211
      Dividends paid                                (1,516)       (1,415)
                                                   -------       -------
    Net cash provided by financing activities        3,474        44,048
                                                   -------       -------
    Net increase (decrease) in cash and cash
      equivalents                                     (555)       24,701
    Cash and cash equivalents at beginning of
      year                                           7,991        15,466
                                                   -------      --------
    Cash and cash equivalents at end of period      $7,436       $40,167
                                                   =======      ========

    See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION
                 CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
                       TWELVE AND TWENTY-FOUR WEEKS ENDED
                                NOVEMBER 13, 1997
                                   (Unaudited)


   A. Refer to the Company's audited financial statements (including footnotes) for the fiscal year ended May 29, 1997, contained in the Company's Form 10-K Annual Report for such fiscal year, for a description of the Company's accounting policies.

   B. The consolidated financial statements for the twelve and twenty-four weeks ended November 13, 1997 and November 14, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at November 13, 1997, and for all periods presented, have been made.

   C. The Company's Board of Directors declared a three-for-two stock split, effected in the form of a 50% stock dividend, distributed on December 5, 1997, to all holders of Common Stock and Class B Common Stock. All per share and weighted average shares outstanding data prior to December 5, 1997, have been adjusted to reflect this dividend.

   D.   Pursuant to an Agreement and Plan of Reorganization dated June 30,
        1997 between The Marcus Corporation and Guest House Inn, Inc.
        ("GHI"), the Company issued on October 1, 1997 610,173 Common Shares in exchange for the net operating assets of GHI and issued 499,320 new Class B Shares in exchange for and cancellation of 449,320 existing Class B Shares owned by GHI. All share data has been adjusted to reflect the three-for-two stock split. GHI is owned and controlled by certain officers, directors and/or principal shareholders of the Company. For financial reporting purposes, the assets acquired from GHI were recorded at the historical book value of GHI rather than fair value because GHI and the Company were controlled by the same shareholders. The Common Shares issued to complete the GHI
        Transaction were recorded at their fair value and the excess of this fair value over the historical book value of the assets was recorded as a distribution.


   Item 2. Managements Discussion and Analysis of Results of Operations and Financial Condition

                Special Note Regarding Forward-Looking Statements

        Certain matters discussed in this Managements Discussion and Analysis of Results of Operations and Financial Condition are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.
   These forward-looking statements can generally be identified as such because the context of the statement will include words such as the company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward looking statements are subject to certain risks, assumptions and uncertainties which are described in close proximity to such statements and which may cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these risks, assumptions and uncertainties carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

   RESULTS OF OPERATIONS

   General

        The Company reports its results of operations on a 52-or 53-week fiscal year which ends on the last Thursday in May. Each fiscal year is divided into three 12-week quarters and a final quarter consisting of 16 or 17 weeks. The final quarter of fiscal 1998 will consist of 17 weeks for the Company's restaurant division, while the Company and its other remaining divisions will report a 16-week fourth quarter. Due to the relative size of the Company's restaurant division compared to the Company's other divisions, the additional week of results in fiscal 1998 is not anticipated to materially impact the Company's consolidated results of operations for the fiscal year. Fiscal 1997 was a 53-week fiscal year for the Company's motel and hotels/resorts divisions, while the Company and its remaining divisions reported a 52-week year in fiscal 1997.

        Revenues for the second quarter of fiscal 1998 ended November 13, 1997, totaled $71.2 million, an increase of $6.4 million, or 9.8%, from revenues of $64.8 million for the second quarter of fiscal 1997. For the first half of fiscal 1998, revenues were $161.2 million, an increase of $18.6 million, or 13.0%, from revenues of $142.6 million during the first half of fiscal 1997. All four operating segments contributed to the increase in revenues for the fiscal 1998 second quarter.

        Net earnings for the second quarter of fiscal 1998 were $6.9 million, up 2.0% from net earnings of $6.8 million for the same quarter in the prior year. Second quarter net earnings per share were $.23 in both fiscal years. For the first half of fiscal 1998, net earnings were $20.0 million, or $.67 per share. This represented a respective 8.5% and 8.1% increase over net earnings of $18.4 million, or $.62 per share, for the first half of fiscal 1997. All earnings per share data have been adjusted to reflect the three-for-two stock split effected in the form of a 50% stock dividend on December 5, 1997.

        Operating income (earnings before other income/expense and income taxes) totaled $13.7 million during the second quarter of fiscal 1998, an increase of $200,000, or 1.4%, compared to the prior year same period. For the first half of fiscal 1998, operating income was $37.9 million, an increase of $3.0 million, or 8.5%, over operating income of $34.9 million for the first half of fiscal 1997. The Company's interest expense, net of investment income, totaled $2.4 million for the second quarter and $4.8 million for the first half of fiscal 1998. This represents increases of $200,000 and $600,000, respectively, over the same periods last year and was the result of increased long-term debt levels necessary to help finance the Company's capital expansion program.

   Motels

        Total revenues for the second quarter of fiscal 1998 for the motel division were $33.4 million, an increase of $3.0 million, or 9.9%, compared to $30.4 million during the same period in fiscal 1997. Total revenues for the first half of fiscal 1998 for the motel division were $72.2 million, an increase of $7.8 million, or 12.1%, compared to $64.4 million during the first half of fiscal 1997. The motel division's operating income for the fiscal 1998 second quarter totaled $8.4 million, a decrease of $450,000, or 5.2%, from the $8.8 million earned by the division during the same period of fiscal 1997. The motel division's operating income for the first half of fiscal 1998 totaled $21.4 million, a decrease of $400,000, or 1.9%, from the $21.8 million earned by the division during the same period of fiscal 1997.

        Compared to the end of the second quarter of fiscal 1997, 7 new Company-owned or operated Budgetel Inns, 7 new franchised Budgetel Inns and 2 new Company-owned Woodfield Suites were in operation at the end of the fiscal 1998 second quarter. The Company's newly opened motels contributed additional revenues of $2.6 million to the division's fiscal 1998 second quarter revenues. The Company experienced slightly lower occupancy rates and slightly higher average daily room rates for comparable Budgetel Inns in the second quarter of fiscal 1998, compared to the same quarter last year. The result of the occupancy decline and average daily rate increases was a 1.1% decrease in the division's revenue per available room (RevPAR), for comparable Budgetel Inns for the fiscal 1998 second quarter. For the first half of fiscal 1998, RevPAR for comparable Budgetel Inns increased 0.8% over the same period last year. The motel division's results continue to be impacted by the increasing limited service segment room supply, resulting in minimal RevPAR growth and pressure on the division's operating margins. In addition, the Company has increased its marketing expenditures in fiscal 1998, as well as increased its administrative infrastructure to accommodate the motel division's recent and planned expansion program. In some highly competitive markets, the Company has been unable to sufficiently raise rates to fully offset these and other rising costs.

        At the end of the fiscal 1998 second quarter, the Company-owned or operated 105 Budgetel Inns and franchised an additional 42 Inns, bringing the total number of Budgetel Inns in operation to 147. In addition, there are currently 1 Company-owned and 12 franchised Budgetel Inns under construction, all of which are scheduled to open before the end of fiscal 1998 or shortly thereafter. An additional 4 Company-owned and 17 franchised Budgetel Inns are under development and should begin construction in the near future. The Company also owns and operates 5 Woodfield Suites all-suite motels. Three company-owned Woodfield Suites are currently under development, with a new franchise program set to be launched later this fiscal year.

   Theatres

        The theatre division's fiscal 1998 second quarter revenues were $14.5 million, an increase of $2.5 million, or 21.4%, over revenues of $11.9 million during the same period in fiscal 1997. Operating income for the second quarter in fiscal 1998 totaled $2.5 million, an increase of $1.6 million, or 183.8%, over operating income of $880,000 during the same period last year. The theatre division's fiscal 1998 first half revenues were $38.1 million, an increase of $5.6 million, or 17.3%, over revenues of $32.5 million during the first half of fiscal 1997. Operating income for the first half of fiscal 1998 was $8.0 million, an increase of $2.2 million, or 37.5%, over $5.8 million of operating income during the first half of fiscal 1997. Consistent with the seasonality of the motion picture exhibition industry, the second quarter of the Company's fiscal year is typically the slowest period for its theatre division.

        Total box office receipts for the fiscal 1998 first half were $25.3 million, an increase of $3.3 million, or 15.1%, over $22.0 million during the same period last year. The increase in box office receipts for the first half of fiscal 1998 compared to the same period in the prior year was due to additional screens, a 4.2% increase in average ticket prices and more popular films distributed in the second quarter this year compared to the same period last year. Vending revenues for the first half of the year were $11.3 million, an increase of 1.9 million, or 20.6%, over $9.4 million during the first half of fiscal 1997. The increase in vending revenues can be attributed to an overall increase in attendance, including the new screens, and a 9.5% increase in vending revenues per
   person.    For the first half of fiscal 1998, theatre attendance at
   comparable screens has declined slightly. Theatre attendance is largely dependent upon the audience appeal of available films, a factor over which the Company has limited control. In addition, the Company experienced a fire loss early in the third quarter at its North Shore Cinema in Mequon, Wisconsin. As a result of this loss, the theatre is expected to be closed for approximately 3 months, which will have a slight negative impact on the theatre division's third quarter fiscal 1998 results.

        The Company did not add any new screens during the second quarter of fiscal 1998, ending the second quarter with a total of 297 total screens in 40 theatres compared to 266 screens in 41 theatres at the end of the same period last year. The Company currently has 45 additional screens under construction at three locations, including a 12-screen ultraplex in Menomonee Falls, Wisconsin and 16-screen and 17-screen ultraplexes in Columbus, Ohio with an IMAX/R/ 2D/3D large-screen theatre at one of the new Columbus complexes. The Company is also adding 27 screens to nine existing locations. In addition, the Company also began a recent capital program to retrofit approximately one-third of its existing screens to stadium seating and recently announced that it has signed a definitive purchase agreement for the acquisition of six suburban Minneapolis/St.
   Paul theatres with a total of 44 screens.

   Hotels and Resorts

        Total revenues from the hotels and resorts division during the second quarter of fiscal 1998 increased by $500,000, or 3.2%, to $16.6 million, compared to $16.1 million during the previous year's comparable period. Operating income decreased by $700,000, or 19.8%, to $2.8 million during the fiscal 1998 second quarter, compared to $3.5 million in the second quarter of fiscal 1997. Total revenues from the hotels and resorts division during the first half of fiscal 1998 totaled $36.8 million, an increase of $4.3 million, or 13.4%, over total first half revenues of $32.5 million in fiscal 1997. Operating income increased by $1.6 million during the first half of fiscal 1998, or 22.0%, to $8.8 million, compared to $7.2 million during the prior year's first half.

        For the first half of the year, occupancy rates and average daily rates have increased at all three of the Company's owned hotels and resorts, contributing to the increased revenues and operating income in the fiscal 1998 first half compared to the fiscal 1997 first half. Second quarter results were impacted by approximately $300,000 of pre-opening costs at the Company's Miramonte Resort and reduced group occupancy and poor weather at the Grand Geneva Resort & Spa. The division's total RevPAR increased 5.5% in fiscal 1998's second quarter compared to the same quarter last year and has increased 13.3% for the first half of fiscal 1998 compared to the same period last year.

        The Company plans to open its second resort, the Miramonte Resort in Indian Wells, California, in January 1998. Due to anticipated start-up expenses, this resort is expected to have a slightly negative impact on the division's fiscal 1998 third quarter operating income and an immaterial impact on the division's fiscal 1998 results. Shortly after the end of the second quarter, the Company announced that it had entered into a management contract to operate its first property in Michigan, the Mission Point Resort on Mackinac Island. This is the Company's third resort and fourth management contract, increasing the division's properties to eight. The Mission Point Resort is a seasonal property and is not expected to materially impact the division's fiscal 1998 operating income. In addition, the Company expects to begin construction during the fourth quarter of fiscal 1998 on a 250-room expansion of the Milwaukee Hilton, which will create the largest hotel in Wisconsin. The addition is currently scheduled to open in September 1999.

   Restaurants

        Restaurant division revenues totaled $6.6 million for the second quarter of fiscal 1998, an increase of $300,000, or 4.7%, over fiscal 1997 second quarter revenues of $6.3 million. The division's operating income for the fiscal 1998 second quarter totaled $810,000, an increase of $138,000, or 20.5%, over operating income of $672,000 during the second quarter of fiscal 1997. Restaurant division revenues totaled $13.9 million for the first half of fiscal 1998, an increase of $800,000, or 6.1%, over first half fiscal 1997 revenues of $13.1 million. The division's operating income for the first half of fiscal 1998 totaled $1.8 million, an increase of $500,000, or 39.6%, over fiscal 1997 first half operating income of $1.3 million.

        The increases in revenues and operating income for both the second quarter and first half of fiscal 1998, compared to the same periods last year, were primarily the result of customer count and average guest check increases related to recent successful KFC product introductions, continued strong home delivery sales and results from the Company's first 2-in-1 KFC/Taco Bell conversion, combined with reduced food costs. The Company operated 30 KFC restaurants and 1 KFC/Taco Bell 2-in-1 restaurant at the end of the second quarter of fiscal 1998, compared to 31 KFC restaurants at the end of the fiscal 1997 second quarter.

   FINANCIAL CONDITION

        The Company's lodging, movie theatre and restaurant businesses each generate significant and consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. The Company believes that these consistent and predictable cash sources, together with the availability to the Company of $47 million of unused credit lines at the end of the second quarter, should be adequate to support the ongoing operational liquidity needs of the Company's businesses.

        Net cash provided by operating activities increased by $943,000 during the first half of fiscal 1998 to $38.6 million, compared to $37.6 million during the prior year's first half. The increase over the same period last year was primarily the result of increased net earnings and depreciation/amortization, combined with timing differences in payments of accounts payable and receipts of accounts and notes receivable.

        Net cash used in investing activities during in the fiscal 1998 first half totaled $42.6 million, compared to $60.0 million during the fiscal 1997 first half. Capital expenditures to support the Company's continuing expansion program totaled $41.9 million during the first half of fiscal 1998 compared to $60.1 million during the prior year's first half. The timing of theatre screen additions accounts for the majority of the decrease in capital expenditures, as a total of 47 new theatre screens, including 27 acquired screens, were added during the fiscal 1997 first half, compared to none during the fiscal 1998 first half. In addition, growth of Company-owned Budgetel Inns has slowed slightly compared to the previous year. The Company currently anticipates that its total capital expenditures for fiscal 1998 will approximate fiscal 1997 amounts, but with the theatre division spending a greater portion of the total than in the past.

        Cash provided by financing activities during the fiscal 1998 first half totaled $3.5 million, compared to $44.0 million during the first half of fiscal 1997. During the fiscal 1998 first half, the Company received $7.0 million of net proceeds from the issuance of notes payable and long-term debt, compared to $97.9 million during the first half of fiscal
   1997. Included in the fiscal 1997 proceeds was $85 million of senior unsecured long-term notes privately placed with six institutional lenders. The Company used a portion of the fiscal 1997 proceeds from the senior notes to pay off existing debt, resulting in total principal payments on notes payable and long-term debt of $52.4 million during the first half of fiscal 1997, compared to only $5.8 million during the same period this year. The Company has the ability to issue up to $115 million of additional senior notes under the private placement program through February 1999 and anticipates issuing additional long-term debt in fiscal 1998 to help fund the Company's ongoing expansion plans.

        In addition to the changes in debt transactions noted above, net cash provided by financing activities also increased in fiscal 1998 due to the issuance of 610,173 shares of the Company's Common Stock (adjusted for the three-for-two stock split) in conjunction with the acquisition of operating assets of a related company, Guest House Inn, Inc. during the second quarter. The issuance of the stock, which was recorded at its fair value, net of a distribution, calculated as the excess of the fair value over the historical book value of the assets acquired, resulted in an additional $3.2 million of net cash provided by financing activities.

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

                           PART II - OTHER INFORMATION

   Item 2.   Changes in Securities and Use of Proceeds

        On October 1, 1997 the Company issued (a) 610,173 shares of Common Stock to Guest House Inn, Inc. ("GHI") in exchange for all of the real estate and operating assets owned by GHI and (b) 449,320 new shares of Class B Common Stock to GHI in exchange for and cancellation of the existing 449,320 shares of Class B Common Stock owned by GHI. All share data has been adjusted to reflect the three-for-two stock split effected in the form of a 50% stock dividend distributed on December 5, 1997. The aggregate value of the shares of Common Stock issued was $10,528,871 and the aggregate value of the shares of Class B Common Stock issued was $7,753,265. All of such shares received by GHI were distributed in a tax-free liquidation of GHI to GHI's shareholders pro rata with their GHI share ownership. The shareholders of GHI were Ben Marcus, Stephen H. Marcus and Diane Marcus Gershowitz, who are officers, directors and/or principal shareholders of the Company, Ida Lowe (the sister of Ben Marcus), and certain trusts for the benefit of members of their families, all of whom are "accredited investors" for purposes of Rule 501 of Regulation D under the Securities Act of 1933, as amended ("Regulation D"). Such issuances were effected in reliance upon the exemption from registration provided by Rule 506 of Regulation D. No underwriters were engaged in connection with the foregoing issuances.

   Item 4.   Submission of Matters to a Vote of Security Holders

        The Company's 1997 annual meeting of shareholders was held on Monday, September 29, 1997 ("Annual Meeting"). At the Annual Meeting, the following matters were voted on in person or by proxy, and approved by the Company's shareholders:

        1. The shareholders voted to elect Stephen H. Marcus, Diane Marcus Gershowitz, Daniel F. McKeithan, Jr., Allan H. Selig, Timothy E. Hoeksema, Bruce J. Olson, Ulice Payne, Jr. and Philip L. Milstein to the Company's Board of Directors for one-year terms to expire at the Company's 1998 annual meeting of shareholders and until their successors are duly qualified and elected.

        2. The shareholders approved and ratified the Agreement and Plan of Reorganization dated June 30, 1997 between The Marcus Corporation and GHI.

        3. The shareholders approved the amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 30,000,000 to 50,000,000 and the number of authorized shares of Class B Common Stock from 20,000,000 to 33,000,000.

        As of the August 8, 1997 record date for the Annual Meeting ("Record Date"), 11,240,376 shares of Common Stock (pre-stock split) and 8,504,252 shares of Class B Common Stock (pre-stock split) were outstanding and eligible to vote, with the Common Stock entitled to one vote per share and the Class B Common Stock entitled to ten votes per share. Following are the final votes on the matters presented for shareholder approval at the Annual Meeting (all on a pre-stock split basis):

   Election of Directors

                                              For                            Withheld
    Name                             Votes      Percentage(1)         Votes     Percentage(1)

    Stephen H. Marcus               89,698,734          99.95%         42,122            0.05%
    Diane Marcus Gershowitz         89,697,879          99.95%         42,977            0.05%
    Daniel F. McKeithan, Jr.        89,697,662          99.95%         43,194            0.05%
    Allan H. Selig                  89,691,513          99.95%         49,343            0.05%
    Timothy E. Hoeksema             89,701,930          99.96%         38,926            0.04%
    Bruce J. Olson                  89,698,720          99.95%         42,136            0.05%
    Ulice Payne, Jr.                89,698,533          99.95%         42,323            0.05%
    Philip L. Milstein              89,701,653          99.96%         39,203            0.04%




   Approval of the Agreement and Plan of Reorganization

                  For                          Against                       Abstained                   Broker Non-Vote
        Votes       Percentage(1)      Votes      Percentage(1)      Votes       Percentage(1)        Votes       Percentage(1)

     87,491,846           97.50%      50,714             0.06%      39,420               0.04%     2,158,876            2.40%



   Approval of the Amendment to the Company's Articles of Incorporation

                  For                         Against                     Abstained                Broker Non-Vote
       Votes       Percentage(1)       Votes      Percentage(1)     Votes     Percentage(1)     Votes    Percentage(1)

     88,840,350           99.00%     862,954            0.96%      37,552            0.04%         0            0.00%


   ----------------
   (1)  Based on a total of 89,740,856 votes represented by shares of Common
        Stock and Class B Common Stock actually voted in person or by proxy at the Annual Meeting.

   No other matters were brought before the Annual Meeting for a shareholder vote.

   Item 6.   Exhibits and Reports on Form 8-K


             a.   Exhibits

                  Exhibit 3.1 Form of Amendment to the Articles of Incorporation of the Marcus Corporation, effective September 29, 1997.

                  Exhibit 3.2 Restated Articles of Incorporation of The Marcus Corporation, effective October 2, 1997.

                  Exhibit 27     Financial Data Schedule


             b.   Reports on Form 8-K

                  None.

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             THE MARCUS CORPORATION

                                  (Registrant)



   DATE:  December 23, 1997           By:  \s\ Stephen H. Marcus
                                      Stephen H. Marcus,
                                      Chairman of the Board, President and
                                      Chief Executive Officer



   DATE:  December 23, 1997           By:  \s\ Douglas A. Neis
                                      Douglas A. Neis
                                      Chief Financial Officer and Treasurer

                             THE MARCUS CORPORATION
                                    FORM 10-Q
                                     FOR THE
                       24 - WEEKS ENDED NOVEMBER 13, 1997

                                  EXHIBIT INDEX


   Exhibit             Description

     3.1 Form of Amendment to the Company's Articles of Incorporation, effective September 29, 1997

     3.2 Restated Articles of Incorporation of the Company, effective October 2, 1997.

     27                Financial Data Schedule