Form 10-Q
period 1998-02-05
MARCUS CORP
filed 1998-03-23
CIK 62234

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended February 5, 1998

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

   COMMON STOCK OUTSTANDING AT MARCH 19, 1998 - 17,594,371
   CLASS B COMMON STOCK OUTSTANDING AT MARCH 19, 1998 - 12,729,402

                             THE MARCUS CORPORATION

                                      INDEX

                                                                       Page
                                                                        No.

    PART I - FINANCIAL INFORMATION

        Item 1.   Consolidated Financial Statements:

                   Balance Sheets
                   (February 5, 1998 and May 29, 1997)  . . . . . . . .   3

                   Statements of Earnings
                   (Twelve and thirty-six weeks ended February 5, 1998
                   and February 6, 1997)  . . . . . . . . . . . . . . .   5

                   Statements of Cash Flows
                   (Thirty-six weeks ended February 5, 1998 and
                   February 6, 1997)  . . . . . . . . . . . . . . . . .   6

                   Condensed Notes to Financial Statements  . . . . . .   7

         Item 2.   Management's Discussion and Analysis of
                   Results of Operations and Financial Condition  . . .   8

    PART II - OTHER INFORMATION

         Item 6.  Exhibits  . . . . . . . . . . . . . . . . . . . . . .  14

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                         PART I - FINANCIAL INFORMATION


   Item 1.  Financial Statements

                             THE MARCUS CORPORATION
                           Consolidated Balance Sheets
                                                           (in thousands)
                                                      (Unaudited)  (Audited)
                                                          Feb. 5,    May 29,
                                                          1998         1997
    ASSETS
    Current Assets:
      Cash and cash equivalents                            $7,045   $  7,991
      Accounts and notes receivable                         9,308      5,531
      Receivables from joint ventures                       1,254      1,066
      Other current assets                                  4,237      3,591
                                                         --------   --------
        Total current assets                               21,844     18,179

    Property and equipment:
      Land and improvements                                81,143     70,313
      Buildings and improvements                          414,719    399,416
      Leasehold improvements                                8,291      8,059
      Furniture, fixtures and equipment                   171,734    159,715
      Construction in progress                             28,639     12,019
                                                         --------   --------
        Total property and equipment                      704,526    649,522
      Less accumulated depreciation and
        amortization                                      180,836    162,470
                                                         --------   --------
        Net property and equipment                        523,690    487,052

    Other assets:
      Investments in joint ventures                         1,303      1,439
      Other                                                16,280     15,287
                                                         --------   --------
        Total other assets                                 17,583     16,726
                                                         --------   --------
    TOTAL ASSETS                                         $563,117   $521,957
                                                         ========   ========

   See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION
                           Consolidated Balance Sheets
                                                         (in thousands)
                                                      (Unaudited)  (Audited)
                                                          Feb. 5,    May 29,
                                                          1998        1997
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Notes payable                                      $  4,159   $  5,625
      Accounts payable                                     14,776     10,291
      Income taxes                                          4,368         52
      Taxes other than income taxes                         8,861      9,297
      Accrued compensation                                  3,198      1,270
      Other accrued liabilities                            11,437     10,886
      Current maturities on long-term debt                  9,319      9,327
                                                         --------    -------
        Total current liabilities                          56,118     46,748

    Long-term debt                                        174,229    168,065

    Deferred income taxes                                  23,175     22,425

    Deferred compensation and other                         8,431      7,426

    Shareholders' equity:
      Preferred Stock, $1 par; authorized 1,000,000
        shares; none issued
      Common Stock, $1 par; authorized 50,000,000
        shares; issued 18,455,994 shares at February 5,
        1998, 11,678,935 shares at May 29, 1997            18,456     11,679
      Class B Common Stock, $1 par; authorized
        33,000,000 shares; issued and outstanding
        12,733,528 shares at February 5, 1998,
        8,707,632 shares at May 29, 1997                   12,734      8,708
      Capital in excess of par                             39,595     39,470
      Retained earnings                                   233,482    220,860
                                                         --------   --------
                                                          304,267    280,717
      Less cost of Common Stock in treasury
        (908,792 shares at February 5, 1998 and
        668,272 shares at May 29, 1997)                     3,103      3,424
                                                         --------   --------
        Total shareholders' equity                        301,164    277,293
                                                         --------   --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $563,117   $521,957
                                                         ========   ========

   See accompanying notes to consolidated financial statements.


                                                     THE MARCUS CORPORATION
                                        Consolidated Statements of Earnings (Unaudited)


                                                                       (in thousands, except per share data)
                                                             February 5, 1998                     February 6, 1997
                                                           12 Weeks         36 Weeks             12 Weeks         36 Weeks
    Revenues:
      Rooms and telephone                                  $30,803         $117,698              $28,577          $105,727
      Food and beverage                                     10,049           33,788                9,440            31,987
      Theatre operations                                    25,612           63,491               21,207            53,571
      Other income                                           4,756           17,480                3,982            14,573
                                                          --------         --------              -------          --------
    Total revenues                                          71,220          232,457               63,206           205,858

    Costs and expenses:
      Rooms and telephone                                   15,134           46,163               12,687            39,068
      Food and beverage                                      7,661           23,749                7,398            23,222
      Theatre operations                                    14,690           37,365               13,188            33,340
      Advertising and marketing                              4,928           15,671                4,298            13,404
      Administrative                                         6,829           21,706                5,585            17,713
      Depreciation and amortization                          7,591           22,164                6,740            19,608
      Rent                                                     575            2,123                  536             1,842
      Property taxes                                         2,664            8,103                1,771             6,861
      Other operating expenses                               3,056            9,442                2,258             7,150
                                                          --------         --------              -------          --------
    Total costs and expenses                                63,128          186,486               54,461           162,208
                                                          --------         --------              -------          --------
    Operating income                                         8,092           45,971                8,745            43,650

    Other income (expense):
      Investment income (loss)                                 (43)             783                  487               924
      Interest expense                                      (3,191)          (8,828)              (3,025)           (7,693)
      Gain (loss) on disposition of
       property and equipment                                  215              457                   (8)               11
                                                           -------          -------              -------           -------
                                                            (3,019)          (7,588)              (2,546)           (6,758)
                                                           -------          -------              -------           -------
    Earnings before income taxes                             5,073           38,383                6,199            36,892
    Income taxes                                             2,038           15,366                2,484            14,767
                                                           -------          -------              -------           -------
    Net earnings                                            $3,035          $23,017              $ 3,715          $ 22,125
                                                           =======          =======              =======           =======
    Net earnings per share:*
      Basic                                                  $0.10            $0.77                $0.13             $0.75
      Diluted                                                $0.10            $0.76                $0.12             $0.74

    Weighted Average Shares Outstanding:*
      Basic                                                 30,276           29,942               29,516            29,510
      Diluted                                               30,537           30,193               29,789            29,783

   * All per share and shares outstanding data have been adjusted to reflect the 50% stock dividend distributed on December 5, 1997.

   See accompanying notes to consolidated financial statements.


                             THE MARCUS CORPORATION
                Consolidated Statements of Cash Flows (Unaudited)

                                                            (in thousands)
                                                            36 Weeks Ended
                                                           Feb. 5,   Feb. 6,
                                                            1998       1997

    OPERATING ACTIVITIES:
    Net earnings                                          $23,017   $22,125
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
      Earnings on investments in joint ventures,
        net of distributions                                  136       137
      Gain on disposition of property and equipment          (457)      (11)
      Depreciation and amortization                        22,164    19,608
      Deferred income taxes                                   750       184
      Deferred compensation and other                       1,005      (729)
      Changes in assets and liabilities:
        Accounts and notes receivable                      (3,777)    1,846
        Other current assets                                 (646)   (1,078)
        Accounts payable                                    4,485    (7,026)
        Income taxes                                        4,316     4,189
        Taxes other than income taxes                        (436)     (518)
        Accrued compensation                                1,928     1,244
        Other accrued liabilities                             551     2,312
                                                          -------    ------
    Total adjustments                                      30,019    20,158
                                                          -------    ------
    Net cash provided by operating activities              53,036    42,283

    INVESTING ACTIVITIES:
    Capital expenditures                                  (56,337)  (80,386)
    Net proceeds from disposals of property,
    equipment and other assets                              1,323     1,770
    Increase in other assets                               (1,113)   (2,459)
    Cash received from (advanced to) joint ventures          (188)    4,464
                                                          -------   -------
    Net cash used in investing activities                 (56,315)  (76,611)

    FINANCING ACTIVITIES:
    Debt transactions:
      Net proceeds from issuance of notes payable
        and long-term debt                                 16,489    98,053
      Principal payments on notes payable and
        long-term debt                                    (11,799)  (55,495)
    Equity transactions:
      Treasury stock transactions, except for stock
      options                                                (383)      (55)
      Exercise of stock options                             1,104       155
      Dividends paid                                       (3,078)   (2,830)
                                                          -------   -------
    Net cash provided by financing activities               2,333    39,828
                                                          -------   -------
    Net increase (decrease) in cash and cash
    equivalents                                              (946)    5,500
    Cash and cash equivalents at beginning of year          7,991    15,466
                                                          -------   -------
    Cash and cash equivalents at end of period            $ 7,045  $ 20,966
                                                          =======   =======

   See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION
                 CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
                        TWELVE AND THIRTY-SIX WEEKS ENDED
                                FEBRUARY 5, 1998
                                   (Unaudited)


   A. Refer to the Company's audited financial statements (including footnotes) for the fiscal year ended May 29, 1997, contained in the Company's Form 10-K Annual Report for such fiscal year, for a description of the Company's accounting policies.

   B. The consolidated financial statements for the twelve and thirty-six weeks ended February 5, 1998 and February 6, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at February 5, 1998, and for all periods presented, have been made.

   C. The Company's Board of Directors declared a three-for-two stock split, effected in the form of a 50% stock dividend, distributed on December 5, 1997, to all holders of Common Stock and Class B Common Stock. All per share and weighted average shares outstanding data prior to December 5, 1997, have been adjusted to reflect this dividend.

   D. Pursuant to an Agreement and Plan of Reorganization dated June 30, 1997 between The Marcus Corporation and Guest House Inn, Inc. ("GHI"), the Company issued on October 1, 1997 610,173 Common Shares in exchange for the net operating assets of GHI and issued 449,320 new Class B Shares in exchange for and cancellation of 449,320 existing Class B Shares owned by GHI. All share data has been adjusted to reflect the three-for-two stock split. GHI is owned and controlled by certain officers, directors and/or principal shareholders of the Company. For financial reporting purposes, the assets acquired from GHI were recorded at the historical book value of GHI rather than fair value because GHI and the Company were controlled by the same shareholders. The Common Shares issued to complete the GHI Transaction were recorded at their fair value and the excess of this fair value over the historical book value of the assets was recorded as a distribution.

   Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

   Special Note Regarding Forward-Looking Statements

     Certain matters discussed in this Management's Discussion and Analysis of Results of Operations and Financial Condition are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.
   These forward-looking statements may generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks, assumptions and uncertainties which are described in close proximity to such statements and which may cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these risks, assumptions and uncertainties carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

   RESULTS OF OPERATIONS

   General

     The Company reports its results of operations on a 52-or 53-week fiscal year which ends on the last Thursday in May. Each fiscal year is divided into three 12-week quarters and a final quarter consisting of 16 or 17 weeks. The final quarter of fiscal 1998 will consist of 17 weeks for the Company's restaurant division, while the Company and its other remaining divisions will report a 16-week fourth quarter. Due to the relative size of the Company's restaurant division compared to the Company's other divisions, the division's additional week of results in fiscal 1998 is not anticipated to materially impact the Company's consolidated results of operations for the fiscal year. Fiscal 1997 was a 53-week fiscal year for the Company's motel and hotels/resorts divisions, while the Company and its remaining divisions reported a 52-week year in fiscal 1997. Beginning in fiscal 1999, the Company will begin dividing its fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The Company is making this change in order to simplify its reporting process and provide greater consistency between quarters. The Company plans to provide comparative quarterly revenue and income data to allow for meaningful quarterly comparisons. The Company's fiscal year end will not change.

     Revenues for the third quarter of fiscal 1998 ended February 5, 1998 totaled $71.2 million, an increase of $8.0 million, or 12.7%, from revenues of $63.2 million for the third quarter of fiscal 1997. For the first three quarters of fiscal 1998, revenues were $232.5 million, an increase of $26.6 million, or 12.9%, from revenues of $205.9 million in the first three quarters of fiscal 1997. All four operating segments contributed to the increase in revenues for the fiscal 1998 third quarter.

     Net earnings for the third quarter of fiscal 1998 were $3.0 million, or $.10 per share, down 18.3% and 16.7%, respectively, from net earnings of $3.7 million, or $.12 per share, for the same quarter in the prior year. For the first three quarters of fiscal 1998, net earnings were $23.0 million, or $.76 per share. This represented a respective 4.0% and 2.7% increase over net earnings of $22.1 million, or $.74 per share, for the first three quarters of fiscal 1997. All earnings per share data have been adjusted to reflect the three-for-two stock split effected in the form of a 50% stock dividend on December 5, 1997. In the third quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share". Prior period amounts have been restated under the new standard. All per share data presented is on a diluted basis.

     Operating income (earnings before other income/expense and income taxes) totaled $8.1 million during the third quarter of fiscal 1998, a decrease of $0.6 million, or 7.5%, compared to the prior year same period. For the first three quarters of fiscal 1998, operating income was $46.0 million, an increase of $2.3 million, or 5.3%, over operating income of $43.7 million for the first three quarters of fiscal 1997. The Company's interest expense, net of investment income, totaled $3.2 million for the third quarter and $8.0 million for the first three quarters of fiscal 1998. This represents increases of $0.7 million and $1.2 million, respectively, over the same periods last year and was the result of increased long-term debt levels necessary to help finance the Company's capital expansion program, combined with reduced investment income.

     The Company is conducting a review of its computer systems to identify those areas that could be affected by the Year 2000 issue and is developing an implementation plan to resolve the issue. The Company is also assessing the impact of this issue with its key vendors and suppliers.

   Motels

     Total revenues for the third quarter of fiscal 1998 for the motel division were $27.0 million, an increase of $1.7 million, or 6.6%, compared to $25.3 million during the same period in fiscal 1997. Total revenues for the first three quarters of fiscal 1998 for the motel division were $99.2 million, an increase of $9.5 million, or 10.6%, compared to $89.7 million during the first three quarters of fiscal 1997. The motel division's operating income for the fiscal 1998 third quarter totaled $2.7 million, a decrease of $2.9 million, or 51.7%, from the $5.6 million earned by the division during the same period of fiscal 1997. The motel division's operating income for the first three quarters of fiscal 1998 totaled $24.1 million, a decrease of $3.3 million, or 12.0%, from the $27.4 million earned by the division during the same period of fiscal 1997.

     Compared to the end of the third quarter of fiscal 1997, 7 new Company-owned or operated Budgetel Inns, 11 new franchised Budgetel Inns and 1 new Company-owned Woodfield Suites were in operation at the end of the fiscal 1998 third quarter. The Company's newly opened motels contributed additional revenues of $1.9 million to the division's fiscal 1998 third quarter revenues. The Company experienced lower occupancy rates and slightly higher average daily room rates for comparable Budgetel Inns in the third quarter of fiscal 1998, compared to the same quarter last year. The result of the occupancy decline and average daily rate increases was a 2.5% decrease in the division's revenue per available room, or RevPAR, for comparable Budgetel Inns for the fiscal 1998 third quarter. For the first three quarters of fiscal 1998, RevPAR for comparable Budgetel Inns remained constant with the same period last year. The motel division's results continue to be impacted by the increasing limited service segment room supply, resulting in no RevPAR growth and pressure on the division's operating margins. The increased room supply is especially prevalent in the Midwestern and Southern portions of the country, where the Company has a large number of properties. The reduced occupancy, during what is already traditionally a slow season for the travel industry, combined with increased payroll costs from a tight labor market and recent minimum wage increases, resulted in reduced operating margins during the fiscal 1998 third quarter compared to the prior year same period. The increased room supply has also contributed to below average performance of new properties, negatively impacting the division's fiscal 1998 operating results to date.

     Shortly after the end of the fiscal 1998 third quarter, the Company announced that it is planning to change the name of its Budgetel Inns to Baymont Inns by October 31, 1998. The Company believes that the Budgetel name no longer reflects all of the current product's features and amenities. The name change, which was endorsed by the Budgetel Franchise Advisory Council, is intended to help expand the Company's customer base, increase RevPAR and increase development opportunities. As a result of the name change and the expanded market potential, the Company's goal is to have between 400 and 500 locations under the Baymont banner within five years, an increase from the Company's prior goal of 300 Budgetel Inns by the year 2000. The Company's ability to reach this goal will be significantly impacted by its ability to increase the number of franchised locations at a pace faster than what has been achieved under the Budgetel name as well as industry and economic conditions, the competitive environment and other factors.

     The Company anticipates reporting an after-tax charge against earnings in its fiscal 1998 fourth quarter of approximately $2.5 million, or $.08 per share, for the write-off of existing signage and other one-time expenses associated with the name change.

     At the end of the fiscal 1998 third quarter, the Company-owned or operated 106 Budgetel Inns and franchised an additional 46 Inns, bringing the total number of Budgetel Inns in operation to 152. In addition, there are currently 17 franchised Budgetel/Baymont Inns under construction, 5 of which are scheduled to open before the end of fiscal 1998. An additional 4 Company-owned and 9 franchised Budgetel/Baymont Inns are under development and should begin construction in the near future. The Company also owns and operates 5 Woodfield Suites all-suite motels. Three company-owned Woodfield Suites are currently under development, with a new franchise program set to be launched later this fiscal year.

   Theatres

     The theatre division's fiscal 1998 third quarter revenues were $25.7 million, an increase of $4.3 million, or 20.0%, over revenues of $21.4 million during the same period in fiscal 1997. Operating income for the third quarter in fiscal 1998 totaled $7.0 million, an increase of $2.1 million, or 41.9%, over operating income of $4.9 million during the same period last year. The theatre division's fiscal 1998 first three quarters revenues were $63.8 million, an increase of $9.9 million, or 18.4%, over revenues of $53.9 million during the first three quarters of fiscal 1997. Operating income for the first three quarters of fiscal 1998 was $14.9 million, an increase of $4.2 million, or 39.5%, over $10.7 million of operating income during the first three quarters of fiscal 1997.

     Total box office receipts for the fiscal 1998 third quarter increased $2.3 million, or 15.7%, over box office receipts during the same period last year, despite having five less screens operating this year compared to the prior year. Early in the third quarter of fiscal 1998, the Company experienced a fire loss at its North Shore Cinema in Mequon, Wisconsin, reducing the number of screens operating during the quarter. The theatre is expected to be closed until late in the fiscal 1998 fourth quarter. Total box office receipts for the first three quarters totaled $42.3 million, an increase of $5.6 million, or 15.3%, over $36.7 million during the same period last year. The increase in box office receipts for the first three quarters of fiscal 1998 compared to the same period in the prior year was due to additional screens, a 3.3% increase in average ticket prices and more popular films distributed during the year compared to the same period last year. Vending revenues for the fiscal 1998 third quarter increased $1.8 million, or 29.4%, over vending revenues during the same period last year. Vending revenues for the first three quarters of the year were $19.0 million, an increase of $3.7 million, or 24.0%, over $15.3 million during the first three quarters of fiscal 1997. The increase in vending revenues may be attributed to an overall increase in attendance, including new screens, and an 11.6% increase in vending
   revenues per person.    For the first three quarters of fiscal 1998,
   theatre attendance at comparable screens has increased 2.1%. Theatre attendance is largely dependent upon the audience appeal of available films, a factor over which the Company has limited control.

     The Company did not add any new screens during the third quarter of fiscal 1998, ending the third quarter with a total of 297 total screens in 40 theatres compared to 291 screens in 40 theatres at the end of the same period last year. Due to the previously mentioned fire, only 286 screens were in operation for the majority of the fiscal 1998 third quarter.
   Early in the fiscal 1998 fourth quarter, the Company opened a new 12-screen complex in Menomonee Falls, Wisconsin and converted an existing five-screen complex into a budget-oriented theatre. The Company currently has 49 additional screens under construction, including two 16-screen ultraplexes in Columbus, Ohio, one IMAX/R/ 2D/3D large-screen theatre at one of the new Columbus complexes and 16 screens being added to five existing locations. The Company also began a recent capital program to retrofit the majority of its existing screens to stadium seating and expects to complete the purchase of six suburban Minneapolis/St. Paul theatres with a total of 44 screens during the fiscal 1998 fourth quarter.

   Hotels and Resorts

     Total revenues for the hotels and resorts division during the third quarter of fiscal 1998 increased by $1.7 million, or 15.7%, to $12.4 million, compared to $10.7 million during the previous year's comparable period. Operating losses decreased by $30,000, or 2.8%, to $1.1 million during the fiscal 1998 third quarter, compared to an operating loss of $1.2 million during the third quarter of fiscal 1997. Consistent with the seasonality of group and convention business in the Midwest, the third quarter of the Company's fiscal year is typically the slowest period for its hotels and resorts division. Total revenues from the hotels and resorts division during the first three quarters of fiscal 1998 totaled $49.2 million, an increase of $6.0 million, or 13.9%, over total first three quarters revenues of $43.2 million in fiscal 1997. Operating income increased by $1.6 million during the first three quarters of fiscal 1998, or 26.8%, to $7.7 million, compared to $6.1 million during the prior year's first three quarters.

     For the first three quarters of the year, occupancy rates and average daily rates have increased at all three of the Company's comparable owned hotels and resorts, contributing to the increased revenues and operating income in the fiscal 1998 first three quarters compared to the fiscal 1997 first three quarters. Late in the fiscal 1998 third quarter, the Company opened its second resort, the Miramonte Resort in Indian Wells, California, contributing to the increased revenues for the division during the third quarter. Fiscal 1998 third quarter and year to date results were negatively impacted by approximately $350,000 and $650,000, respectively, of pre-opening costs and anticipated start-up operating losses at the Miramonte Resort. Due to these anticipated start-up expenses, this resort is expected to have a slightly negative impact on the division's fiscal 1998 results. The division's total RevPAR for comparable properties increased 5.5% in fiscal 1998's third quarter compared to the same quarter last year and has increased over 11% for the first three quarters of fiscal 1998 compared to the same period last year.

     The Company announced during the fiscal 1998 third quarter that it had executed a management contract to operate its first property in Michigan, the Mission Point Resort on Mackinac Island. This is the Company's third resort and fourth management contract, increasing the hotel and resort division's properties to eight. The Mission Point Resort is a seasonal property and is not expected to materially impact the division's fiscal 1998 operating income. In addition, the Company expects to begin construction during the fourth quarter of fiscal 1998 on a 250-room expansion of the Milwaukee Hilton, which will create the largest hotel in Wisconsin. The addition is currently scheduled to open late in calendar 1999.

   Restaurants

     Restaurant division revenues totaled $6.0 million for the third quarter of fiscal 1998, an increase of $400,000, or 6.9%, over fiscal 1997 third quarter revenues of $5.6 million. The division's operating income for the fiscal 1998 third quarter totaled $660,000, an increase of $220,000, or 50.5%, over operating income of $440,000 during the third quarter of fiscal 1997. Restaurant division revenues totaled $19.9 million for the first three quarters of fiscal 1998, an increase of $1.2 million, or 6.4%, over first three quarters fiscal 1997 revenues of $18.7 million. The division's operating income for the first three quarters of fiscal 1998 totaled $2.5 million, an increase of $750,000, or 42.3%, over fiscal 1997 first three quarters operating income of $1.8 million.

     The increases in revenues and operating income for both the third quarter and first three quarters of fiscal 1998, compared to the same periods last year, were primarily the result of increased rental income from closed restaurant locations, customer count and average guest check increases related to recent successful KFC product introductions, continued strong home delivery sales and results from the Company's first 2-in-1 KFC/Taco Bell conversion, combined with reduced food costs. The Company operated 30 KFC restaurants and 1 KFC/Taco Bell 2-in-1 restaurant at the end of the third quarter of fiscal 1998, compared to 31 KFC restaurants at the end of the fiscal 1997 third quarter.

   FINANCIAL CONDITION

     The Company's lodging, movie theatre and restaurant businesses each generate significant and consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. The Company believes that these consistent and predictable cash sources, together with the availability to the Company of $40 million of unused credit lines at the end of the third quarter, should be adequate to support the ongoing operational liquidity needs of the Company's businesses.

     Net cash provided by operating activities increased by $10.7 million during the first three quarters of fiscal 1998 to $53.0 million, compared to $42.3 million during the prior year's first three quarters. The increase over the same period last year was primarily the result of increased net earnings and depreciation/amortization, combined with timing differences in payments of accounts payable and receipts of accounts and notes receivable.

     Net cash used in investing activities during the fiscal 1998 first three quarters totaled $56.3 million, compared to $76.6 million during the fiscal 1997 first three quarters. Capital expenditures to support the Company's continuing expansion program totaled $59.5 million in the first three quarters of fiscal 1998 compared to $80.4 million in the prior year's first three quarters. The fiscal 1998 capital expenditures total of $59.5 million includes a $3.2 million non-cash acquisition of operating assets of a related company, Guest House Inn, Inc. The Company issued 610,173 shares of its Common Stock (adjusted for the three-for-two stock split) in conjunction with the acquisition. A reduction in the number of company-owned Budgetel Inn projects and the timing of theatre screen additions accounts for the majority of the decrease in capital expenditures. A total of 72 new theatre screens, including 27 acquired screens, were added in the fiscal 1997 first three quarters, compared to
   none during the fiscal 1998 first three quarters.   Due to the pending
   theatre acquisition and screens under construction at the end of the fiscal 1998 third quarter, the Company currently anticipates that its total capital expenditures for fiscal 1998 will be approximately $100 million, with the theatre division spending a greater portion of the total than in the past.

     Cash provided by financing activities during the fiscal 1998 first three quarters totaled $2.3 million, compared to $39.8 million during the first three quarters of fiscal 1997. During the fiscal 1998 first three quarters, the Company received $16.5 million of net proceeds from the issuance of notes payable and long-term debt, compared to $98.1 million
   during the first three quarters of fiscal 1997.   Included in the fiscal
   1997 proceeds was $85 million of senior unsecured long-term notes privately placed with six institutional lenders. The Company used a portion of the fiscal 1997 proceeds from the senior notes to pay off existing debt, resulting in total principal payments on notes payable and long-term debt of $55.5 million during the first three quarters of fiscal 1997, compared to only $11.8 million during the same period this year.
   The Company has the ability to issue up to $115 million of additional senior notes under the private placement program through February 1999 and anticipates issuing additional long-term debt in fiscal 1998 to help fund the Company's ongoing expansion plans.

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



                                     THE MARCUS CORPORATION
                                     (Registrant)



   DATE:  March 20, 1998             By: \s\ Stephen H. Marcus
                                         Stephen H. Marcus,
                                         Chairman of the Board, President and
                                           Chief Executive Officer




   DATE:  March 20, 1998             By: \s\ Douglas A. Neis
                                         Douglas A. Neis
                                         Chief Financial Officer and
                                           Treasurer

                             THE MARCUS CORPORATION
                                    FORM 10-Q
                                       FOR
                        36 - WEEKS ENDED FEBRUARY 5, 1998

                                  EXHIBIT INDEX


   Exhibit     Description

     27        Financial Data Schedule