Form 10-K405
period 1998-05-28
MARCUS CORP
filed 1998-08-25
CIK 62234

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended May 28, 1998

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

   Registrant's telephone number, including area code: (414) 905-1000 Securities registered pursuant to Section 12(b) of the Act:

        Common Stock, $1 par value         New York Stock Exchange
            (Title of class)          (Name of exchange on which registered)

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

   State the aggregate market value of the voting stock held by non-affiliates of the registrant as of August 7, 1998: $395,613,829.

   Number of shares outstanding of each of the classes of the registrant's capital stock as of August 7, 1998:

                 Common Stock, $1 par value:  18,517,345 shares
             Class B Common Stock, $1 par value:  12,672,168 shares

                     DOCUMENTS INCORPORATED BY REFERENCE:

   1998 Annual Report to Shareholders (incorporated by reference into Parts I, II and IV); Proxy Statement for 1998 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III).

                                     PART I

             Unless the context indicates otherwise, references to the number of the Company's various facilities set forth in this Form 10-K Annual Report are as of May 28, 1998.

                Special Note Regarding Forward-Looking Statements

             Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which may cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are made only as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

   Item 1.   Business.

             The Marcus Corporation through its subsidiaries (collectively, the "Company") is engaged in four business segments: limited-service lodging; movie theatres; hotels and resorts; and restaurants.

             The Company's limited-service lodging operations include a chain of 156 Budgetel Inn limited-service facilities in 30 states and five Woodfield Suites all-suite hotels in Wisconsin, Colorado and Ohio. Of the 156 Budgetel Inns, 106 are owned or operated by the Company and 50 are franchised.

             The Company operates 46 movie theatres with an aggregate of 361 screens throughout Wisconsin, Illinois, Minnesota and Ohio. The Company also operates a family entertainment center, Funset Boulevard, in Appleton, Wisconsin.

             The Company's hotel and resort operations include the Pfister and the Milwaukee Hilton, which are full-service hotels in Milwaukee, Wisconsin, and the Grand Geneva Resort & Spa and the Miramonte Resort, which are full-facility destination resorts in Lake Geneva, Wisconsin and Indian Wells, California, respectively. The Company also manages three hotels and a resort for third parties: the Mead Inn in Wisconsin Rapids, Wisconsin, the Crowne-Plaza Northstar in Minneapolis, Minnesota, Beverly Garland's Holiday Inn in North Hollywood, California and the Mission Point Resort on Mackinac Island, Michigan.

             The Company's restaurant division includes 31 KFC (Kentucky Fried Chicken) restaurants in Wisconsin.

             The Company is continuing its aggressive expansion plan that it began in fiscal 1994. The Company's current plans include the following goals:

             - Converting Budgetel Inns to Baymont Inns and Baymont Inns & Suites in fiscal 1999 and then increasing the total number of Baymont Inns and Baymont Inns & Suites to over 400 within the next five years. Up to four Company-owned and 27 franchised properties are currently in development for fiscal 1999. The Company currently believes that much of this anticipated future growth will ultimately come from its emphasis on opening new franchised Baymont Inns and Baymont Inns & Suites.

             - Increasing its number of movie theatre screens to 500 by the year 2000, with expected continued expansion outside of Wisconsin. Up to 66 new screens are currently planned to be opened by the Company in fiscal 1999, including 16 new screens recently completed at the Company's second location in Columbus, Ohio. Other current expansions include 49 new screens to be added to existing locations in Wisconsin, Illinois and Minnesota and completion of the Company's first large screen IMAX/R/ 2D/3D theatre at its new Columbus location. The Company also has current plans to add stadium seating to a majority of its existing screens by the end of fiscal 2000.

             - Adding one or two hotel properties each year over the next few fiscal years, either Company-owned or managed for others. In some cases, the Company may own only a partial interest in the new properties. The Company recently announced plans for the development of new hotels in Madison, Wisconsin and Chicago, Illinois. The Madison Hilton, which is a public/private endeavor with the City of Madison, is anticipated to be a 222-room Company-owned property scheduled to open in 2000. The 250-room downtown Chicago luxury hotel is currently planned to be developed and managed by the Company.

             - Increasing its number of Woodfield Suites. The Company has two Company-owned Woodfield Suites scheduled to open late in fiscal 1999 and is evaluating additional sites.

             - Expanding and enhancing the Company's KFC franchise. The Company's first KFC/Taco Bell 2-in-1 unit, a conversion of an existing KFC, opened in early fiscal 1998, and the Company plans to open at least two additional 2-in-1 conversions in fiscal 1999.

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

   Business Segment Data

             Certain business segment data for the Company's three most recent fiscal years relating to the Company's four industry segments is set forth in footnote 11 to the Notes to Consolidated Financial Statements included on Page 31 of the Company's 1998 Annual Report to Shareholders, which pages are incorporated by reference herein.

   Limited-Service Lodging Operations

   Budgetel Inns

               The Company owns, operates or franchises 156 limited-service facilities, with over 16,000 available rooms, under the name "Budgetel Inns" in 30 states. Of this total, 50 Budgetel Inns are operated through franchisees, 97 are Company-owned or operated and nine are operated under joint venture agreements. During fiscal 1998, two new Company-owned units and 11 new franchised units were opened, with an additional 27 franchised units under construction or development at fiscal year-end. Depending upon continuing favorable industry conditions and attractive opportunities, the Company currently plans to add up to 31 new Budgetel Inns in fiscal 1999 (including up to four Company-owned and up to 27 franchised facilities).

             During fiscal 1998, the Company announced that it was changing the name of Budgetel Inns to Baymont Inns and Baymont Inns & Suites. The Company plans to convert Company-owned and franchised units to the Baymont name by approximately October 31, 1998. The name change, which was endorsed by the Budgetel Franchise Advisory Council and franchisees, is intended to help expand the Company's customer base, increase revenue per available room (RevPAR) and increase development opportunities.

             Targeted at the business traveler, Budgetel Inns feature an upscale, contemporary exterior appearance, are generally located in high traffic commercial areas in close proximity to interstate highway exits and major thoroughfares and vary in size between 60 and 150 rooms.

             The Company believes that providing amenities not typically associated with limited-service facilities distinguishes Budgetel Inns from many of its competitors. These amenities include executive conference centers, room-delivered complimentary continental breakfasts, king-sized beds, free local telephone calls, incoming fax transmissions, non-smoking rooms, in-room coffee makers, remote control cable televisions, extra-long telephone cords and large working desks. Additional amenities, including voice mail, hair dryers, irons and ironing boards and complimentary copies of USA Today are being introduced in conjunction with the Baymont name change. To enhance customer security, all Budgetel Inns feature "card key" room locking systems and provide well-lighted parking areas and all-night front desk staffing. The interior of each Budgetel Inn is refurbished in accordance with a strict periodic schedule.

             Budgetel Inns has a national franchise program and has increased its emphasis on opening more franchised Inns. Support offices in Atlanta, Chicago and Dallas and a service office in Florida are intended to help support expansion of the Budgetel Inn franchise. Franchisees pay an initial franchise fee and annual marketing assessments, reservation system assessments and royalty fees based on room revenues. The Company is qualified to sell, and anticipates ultimately selling, franchises in all 50 states.

             During fiscal 1998, the Company tested a new Inn and Suites concept, which combines two-room suites along with traditional rooms at the same facility. Due to positive results of four test sites in diverse markets throughout the country, the Company currently plans to convert the majority of its Company-owned properties to Baymont Inns and Suites. All new Inns and Suites properties will feature lobby breakfasts, swimming pools, 25-inch in-room televisions and fitness facilities.

             Fiscal 1998 was the first full year the Company offered travel agent commissions for all of its Budgetel Inns. The Company's "Pay-In-A-Day" program benefits travel agents by issuing commission checks within 24 hours of the guest's check-out.

   Woodfield Suites

             The Company operates five mid-priced, all-suite hotels under the name "Woodfield Suites." In addition to opening a Madison, Wisconsin facility in early fiscal 1998, the Company has started construction of two new Company-owned properties, one in Bannockburn (suburban Chicago), Illinois, and another near the River Walk in San Antonio, Texas, which are scheduled to open late in fiscal 1999. The San Antonio property will be the prototype for future new construction.

             Woodfield Suites offers all of its guests the use of a centrally-located swimming pool, whirlpool and game room. Most suites have a bedroom and separate living room and feature an extra-length bed, sleeper sofa for additional guests, microwave, refrigerator, wet bar, television and hair dryer. Some suites also have a kitchenette. All guests receive a complimentary continental breakfast and are invited to a complimentary cocktail hour. Meeting rooms and two-line telephones equipped with dataports in every suite enhance Woodfield Suites' appeal for business travelers.

   Hotels and Resorts Operations

   The Pfister Hotel

             The Company owns and operates the Pfister Hotel in downtown Milwaukee. The Pfister Hotel, a full service, luxury hotel, has 307 rooms (including 80 luxury suites), three restaurants, two cocktail lounges, a night club, an indoor swimming pool, an exercise facility and a 275-car parking ramp. The Pfister has 20,000 square feet of banquet and convention facilities. Banquet and meeting rooms accommodate up to 3,000 persons and the hotel features two large ballrooms, including one of the largest ballrooms in the Milwaukee metropolitan area, with banquet seating for 1,200 people. A portion of the Pfister's first-floor space is leased for use by retail tenants. In fiscal 1998, the Pfister Hotel earned its 22nd consecutive four-diamond award from the American Automobile Association. The Pfister is also a member of Preferred Hotels and Resorts Worldwide Association, an organization of independent luxury hotels and resorts, and the Association of Historic Hotels of America. During fiscal 1998, plans were finalized to create a full-service health club and a new cocktail lounge on the top floor of the hotel, which will replace the existing night club.

   The Milwaukee Hilton

             The Company owns and operates the 500-room Milwaukee Hilton.
   All 500 guest rooms, bathrooms, public areas and a significant portion of meeting space were remodeled in 1995. The Hilton franchise affiliation has benefitted the Milwaukee Hilton through the Hilton's international centralized reservation and marketing system, advertising cooperatives and frequent stay programs. During fiscal 1999, the Company expects to begin construction on a 250-room addition. The addition will include meeting rooms, a family water park fun center and a skywalk to the Midwest Express Center convention facility.

   The Grand Geneva Resort & Spa

             The Grand Geneva Resort & Spa in Lake Geneva, Wisconsin is a full-facility destination resort located on 1,300 acres. The largest convention resort in Wisconsin includes 355 guest rooms, 50,000 square feet of banquet, meeting and exhibit space, three speciality restaurants, two cocktail lounges, two championship golf courses, several ski-hills, four indoor and five outdoor tennis courts, three swimming pools, a spa and fitness complex, horse stables and an on-site airport. The Company has plans underway for the development of a 100-unit vacation ownership complex.

   Miramonte Resort

             The Miramonte Resort in Indian Wells, California, a boutique luxury resort located on 11 landscaped acres, opened in January 1998 following an extensive renovation. The resort includes 14 two-story Tuscan style buildings housing 226 guest rooms, one restaurant, one lounge and 9,500 square feet of banquet, meeting and exhibit space, including a 5,000 square foot grand ballroom. Additionally, there is a fully equipped fitness center and two outdoor swimming pools, each with an adjacent jacuzzi spa and sauna. New amenities include outdoor meeting facilities, a golf concierge and Rolls Royce limousine service.

   Operated and Managed Hotels

             The Company operates the Crowne Plaza-Northstar Hotel in Minneapolis, Minnesota. The Crowne Plaza - Northstar Hotel is located in downtown Minneapolis and has 226 rooms, 13 meeting rooms, 6,370 square feet of ballroom and convention space, one restaurant, one cocktail lounge and an exercise facility.

             The Company manages the Mead Inn in Wisconsin Rapids, Wisconsin. The Mead Inn has 154 guest rooms, 11 meeting rooms totaling 8,180 square feet of meeting space, two cocktail lounges, two restaurants and an indoor pool with a sauna and whirlpool. During fiscal 1998, the Company provided planning and technical assistance for construction of a new 89-room tower and expanded conference and health club facilities.

             The Company manages Beverly Garland's Holiday Inn in North Hollywood, California. The Beverly Garland has 255 rooms, including 12 suites, meeting space for up to 600, including an amphitheater and ballroom, and an outdoor swimming pool and lighted tennis courts. The mission-style hotel is located on seven acres near Universal Studios.

             During fiscal 1998, the Company entered into a management contract to operate the Mission Point Resort on Mackinac Island, Michigan. The Mission Point Resort is a seasonal property and has 239 rooms, a 3,000 square foot health club and fitness center, three restaurants, tennis courts, a swimming pool and a 575-seat theatre.

   New Developments

             After the end of fiscal 1998, the Company announced plans for new hotels in Madison, Wisconsin and Chicago, Illinois. The Madison Hilton, which is a public/private endeavor with the City of Madison, is anticipated to be a 222-room Company-owned hotel located adjacent to the new Monona Terrace Convention Center and is scheduled to open in 2000. The 250-room downtown Chicago luxury hotel is currently planned to be developed and managed by the Company and will feature 10,000 square feet of meeting space, a fitness center and roof garden.

   Theatre Operations

             The Company operates 46 movie theatre locations with an aggregate of 361 screens in Wisconsin, Illinois, Minnesota and Ohio for an average of 7.8 screens per location, compared to an average of 7.4 screens per location at the end of fiscal 1997 and 6.1 at the end of fiscal 1996. The Company's facilities include 44 multi-screen complexes and two single-screen theatres. The theatre division's long-term growth strategy is to focus on multi-screen theatres having between 12 and 20 screens which typically vary in seating capacity from 150 to 450 seats per screen. Multi-screen theatres allow the Company to offer a more diversified selection of films to attract additional customers, exhibit movies in larger or smaller auditoriums within the same theatre depending on the popularity of the movie and benefit from the economies of having common box office, concession, projection and lobby facilities. Most of the Company's movie theatres feature exclusively first-run films.

             The Company added 66 new screens during fiscal 1998, including a new 12-plex in Menomonee Falls, Wisconsin and a 16-screen theatre in Pickerington (Columbus), Ohio. During the final weeks of fiscal 1998, the Company also completed the purchase of five suburban Minneapolis/St. Paul, Minnesota theatres with a total of 38 screens (32 first-run and six budget screens). Upon opening its new location in Menomonee Falls, the Company converted an existing five-screen complex in that city into a budget-oriented theatre. As of May 28, 1998, the Company operated 329 first-run screens and 32 budget-oriented screens. The Company plans on opening up to 66 additional new screens in fiscal 1999.

             The results of the Company's movie theatre business and the motion picture industry in general are largely dependent upon the box office appeal and marketing of available first-run films. Movie production has been stimulated by additional demand from ancillary markets such as home video, pay-per-view and cable television, as well as increased demand from foreign film markets. The annual number of first-run film releases has more than doubled since the late 1970s. Fiscal 1998 featured such box office hits as Titanic, Men in Black, Good Will Hunting, As Good as It Gets, Tomorrow Never Dies, Lost World, My Best Friend's Wedding, Batman & Robin and Air Force One.

             The Company obtains its films from the national motion picture production and distribution companies and is not dependent on any single motion picture supplier. Booking, advertising, refreshment purchases and promotion are handled centrally by an administrative staff.

             The Company strives to provide its movie patrons with high-quality picture and sound presentation in clean, comfortable, attractive and contemporary theatre environments. Substantially all of the Company's movie theatre complexes feature either digital sound, Dolby or other stereo sound systems; acoustical ceilings; side wall insulation; engineered drapery folds to eliminate sound imbalance, reverberation and distortion; tiled floors; loge seats; cup-holder chair-arms; and computer-controlled heating, air conditioning and ventilation. Computerized box offices permit all of the Company's movie theatres to sell tickets in advance. Most of the Company's theatres are accessible to persons with disabilities and provide wireless headphones for hearing-impaired moviegoers. Other amenities at certain theatres include THX auditoriums, which allow customers to hear the softest and loudest sounds, and touch-screen, computerized, self-service ticket kiosks, which simplify advance ticket purchases. The Company also operates an exclusive customer information telephone system in Milwaukee and Madison, allowing customers to call for information regarding the locations, times and titles of movies being shown by the Company throughout each metropolitan area. The Company is also testing Tele-ticketing, a new service that enables moviegoers to reserve seats over the telephone using a credit card, at three locations.

             The Company has enhanced its offerings of amenities at certain theatres by introducing stadium seating, a tiered seating system that permits unobstructed viewing. The Company is now installing stadium seating in all of its new theatres and is continuing an extensive program to add stadium seating to a majority of its existing screens by the end of fiscal 2000. The Company also intends to add two new large screen IMAX/R/ 2D/3D theatres, the first scheduled to open in fall of 1998 in Columbus, Ohio, and the second in 1999 in Addison (suburban Chicago), Illinois.

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

             In early fiscal 1997, the Company opened its first family entertainment center, Funset Boulevard, adjacent to its 11-screen movie theatre in Appleton, Wisconsin. Funset Boulevard features a 40,000 square foot Hollywood-themed indoor amusement facility, including a restaurant, party rooms, a laser tag center, virtual reality games, a miniature golf course and an arcade.

   Restaurant Operations

             The Company has non-exclusive franchise rights to operate KFC restaurants in the Milwaukee metropolitan area and in northeast Wisconsin. The Company has operated KFC restaurants for 38 years and currently operates 30 KFC restaurants and one KFC/Taco Bell 2-in-1 restaurant. The Company is the largest operator of KFC restaurants in Wisconsin, based on the number of facilities operated. The restaurants feature Kentucky Fried Chicken and other franchisor-authorized food items.

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

             The KFC franchisor specifies certain product requirements and provides for certain approved suppliers of products and supplies in order to maintain quality standards.

             The Company is exploring various expansion and acquisition opportunities for its KFC operations. Early in fiscal 1998, the Company opened its first combined two-in-one KFC and Taco Bell location in Milwaukee, Wisconsin. Additional two-in-one locations are under consideration, with at least two additional two-in-one conversions planned for fiscal 1999.

   Competition

             In each of its businesses the Company experiences intense competition from national and/or regional chain and franchise operations, some of which have substantially greater financial and marketing resources than the Company. Most of the Company's facilities are located in close proximity to other facilities which compete directly with those of the Company.

             The Company's Budgetel Inns compete with such national limited-service lodging chains as Days Inn, Hampton Inn (owned by The Promus Companies Incorporated), Fairfield Inn (owned by Marriott Corporation), Red Roof Inn, La Quinta Inn, Comfort Inn and others, as well as a large number of regional and local chains. The Company's Woodfield Suites compete with such national chains as Embassy Suites, Comfort Suites, AmeriSuites and Courtyard by Marriott, as well as other regional and local all-suite facilities.

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

             The Company's movie theatres compete with large national movie theatre operators, such as American Multi-Cinema, Cinemark, Regal Cinemas, Loews/Cineplex and Carmike Cinemas, as well as with a wide array of smaller first-run and discount exhibitors. Although movie exhibitors also generally compete with the home video, pay-per-view and cable television markets, the Company believes that such ancillary markets have assisted the growth of the movie theatre industry by encouraging the production of first-run movies released for initial movie theatre exhibition, which establishes the demand for such movies in these ancillary markets.

             The Company believes that the principal factors of competition in each of its businesses, in varying degrees, are the price and quality of its product, quality and location of its facilities, and customer service. The Company believes that it is well positioned to compete on the basis of these factors.

   Seasonality

             Historically, the Company's first and fourth fiscal quarters have produced the strongest operating results, since such periods coincide with the typical summer seasonality of the movie theatre industry and the spring and summer strength of the travel and food service aspects of the Company's business. In addition, the Company's historical method of reporting on a 16 or 17-week fourth quarter has always contributed to the larger results in such quarter.

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

   Employees

             As of the end of fiscal 1998, the Company had approximately 7,000 employees, a majority of whom were employed on a part-time basis. A majority of the Company's hotel employees in Milwaukee, Wisconsin are covered by collective bargaining agreements which expire in June 2002. A number of the Company's hotel employees in Minneapolis, Minnesota are covered by collective bargaining agreements which expire in April 2000. Relations with employees have been satisfactory and there have been no work stoppages due to labor disputes.

   Item 2.   Properties.

             The Company owns a substantial portion of its facilities, including the Pfister Hotel, the Milwaukee Hilton, the Grand Geneva Resort and Spa and the Miramonte Resort, all of the Company-owned Budgetel Inns and Woodfield Suites, the majority of its theatres and restaurants, and leases the remainder. The Company also manages four hotel properties for third parties. Additionally, the Company owns properties acquired for the future construction and operation of new Company operating facilities. Some of its properties are leased from entities owned by principal shareholders of the Company. All of the Company's properties are suitably maintained and adequately utilized to cover the respective business segment served.

             The operating properties owned, leased and franchised by the Company as of May 28, 1998 are summarized in the following table:

                                                                       Leased
                               Total Number             Leased From     from    Managed for  Managed for
                              of Facilities              Unrelated    Related     Related     Unrelated       Owned By
       Business Segment        in Operation   Owned(1)    Parties     Parties      Parties     Parties     Franchisees(2)
    Restaurants:
      KFC                             31          30            1         0           0             0               0
    Movie Theatres:                   46          33           12         1           0             0               0
    Hotels and Resorts:
      Hotels                           5           2            0         0           0             3               0
      Resorts                          3           2            0         0           0             1               0
    Limited-Service Lodging:
      Budgetel                       156          96            0         0           9             1              50
      Woodfield Suites                 5           5            0         0           0             0               0
                                   -----       -----        -----     -----       -----         -----           -----
             TOTALS                  246         168           13         1           9             5              50
                                   =====       =====        =====     =====       =====         =====           =====
   _______________

   (1) Two of the KFC restaurants, two of the movie theatres and two of the Budgetel Inns are on land leased from unrelated parties under long-term leases. One of the Budgetel Inns is located on land leased from related parties. The Company's partnership interests in nine
        Budgetel Inns that it manages and one movie theatre that it leases are not included in this column.

   (2)  The Company manages one Budgetel Inn for a franchisee.


             Certain of the above individual properties or facilities are subject to purchase money or construction mortgages or commercial lease financing arrangements; none of these encumbrances are considered in the aggregate to be material to the Company.

             The terms of over 90% of the Company's operating property leases expire on various dates after 1999 (assuming exercise by the Company of all renewal and extension options).

   Item 3.   Legal Proceedings.

             The Company does not believe that any pending legal proceeding involving the Company is material to its business. No legal proceeding required to be disclosed under this item was terminated during the fourth quarter of the Company's 1998 fiscal year.

   Item 4.   Submission of Matters to a Vote of Security Holders.

             No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's 1998 fiscal year.

                          EXECUTIVE OFFICERS OF COMPANY

             Each of the current executive officers of the Company is identified below together with information about each such officer's age, current position with the Company and employment history for at least the past five years:

        Name                     Position                                 Age

   Stephen H. Marcus        Chairman of the Board, President
                             and Chief Executive Officer                   63

   Bruce J. Olson           Group Vice President                           48

   H. Fred Delmenhorst      Vice President-Human Resources                 57

   Thomas F. Kissinger      General Counsel and Secretary                  38

   Douglas A. Neis          Chief Financial Officer and Treasurer          39


             Stephen H. Marcus has been Chairman of the Board of the Company since December 1991 and President and Chief Executive Officer since December 1988. Mr. Marcus has been employed by the Company for 37 years.

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

                                     PART II

   Item 5.   Market for the Company's Common Equity and Related Shareholder
   Matters.
             The information required by this item is incorporated by reference to the information pertaining thereto included on Page 34 of the Company's 1998 Annual Report to Shareholders.

   Item 6.   Selected Financial Data.

             The information required by this item is incorporated by reference to the information pertaining thereto included on Page 33 of the Company's 1998 Annual Report to Shareholders.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

             The information required by this item is incorporated by reference to the information pertaining thereto included on Pages 14 through 21 of the Company's 1998 Annual Report to Shareholders.

   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

             Not applicable.

   Item 8.   Financial Statements and Supplementary Data.

             The information required by this item is incorporated by reference to the information pertaining thereto included on Pages 22 through 32 and 34 of the Company's 1998 Annual Report to Shareholders.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

             Not applicable.

                                    PART III


   Item 10.  Directors and Executive Officers of the Company.

             The information required by this item with respect to directors is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled "Election of Directors" in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders scheduled to be held September 28, 1998 (the "Proxy Statement"). The required information with respect to executive officers appears at the end of Part I of this Form 10-K.

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

                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.


   (a)(1)         Financial Statements.

             The consolidated financial statements of the Company as of May 28, 1998 and May 29, 1997 and for each of the three years in the period ended May 28, 1998, together with the report thereon of Ernst & Young LLP, dated July 22, 1998, appear on Pages 22 through 32 of the Company's 1998 Annual Report to Shareholders, and are incorporated herein by reference.

   (a)(2)         Financial Statement Schedules.

             All schedules are omitted because they are inapplicable, not required under the instructions or the financial information is included in the consolidated financial statements or notes thereto.

   (a)(3)         Exhibits.

             The exhibits filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.*

   (b)       Reports on Form 8-K.

             The Company did not file a Form 8-K with the Securities and Exchange Commission during the fourth quarter of fiscal 1998.

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

                                           THE MARCUS CORPORATION

   Date:  August 25, 1998                  By: /s/ Stephen H. Marcus
                                               Stephen H. Marcus,
                                               Chairman of the Board and
                                                 President

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities as of the date indicated above.



    By: /s/ Stephen H. Marcus           By: /s/ Daniel F. McKeithan, Jr.
        Stephen H. Marcus, Chairman         Daniel F. McKeithan, Jr.,
         of the Board and President          Director
         (Chief Executive Officer

    By: /s/ Douglas A. Neis             By: /s/ Diane Marcus Gershowitz
        Douglas A. Neis, Treasurer          Diane Marcus Gershowitz,
         and Controller (Chief               Director
         Financial and Accounting
         Officer)

    By: /s/ Bruce J. Olson              By: /s/ Timothy E. Hoeksema
        Bruce J. Olson, Director            Timothy E. Hoeksema, Director

    By: /s/ Philip L. Milstein          By: /s/ Allan H. Selig
        Philip L. Milstein, Director        Allan H. Selig, Director

                                  EXHIBIT INDEX


   3.1     Restated Articles of Incorporation. [Incorporated by reference to
           Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 13, 1997.]

   3.2* Bylaws, as amended as of September 28, 1995. [Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 1996.]

   4.1 Senior Note Purchase Agreement dated May 31, 1990, between the Company and The Northwestern Mutual Life Insurance Company. [Incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1990.]

   4.2 The Marcus Corporation Note Purchase Agreement dated October 25, 1996. [Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 14, 1996.]

   4.3     First Supplement to Note Purchase Agreements dated May 15, 1998.

   4.4 Other than as set forth in Exhibits 4.1, 4.2 and 4.3, the Company has numerous instruments which define the rights of holders of long-term debt. These instruments, primarily promissory notes, have arisen from the purchase of operating properties in the ordinary course of business. These instruments are not being filed with this Annual Report on Form 10-K in reliance upon Item 601(b)(4)(iii) of Regulation S-K. Copies of these instruments will be furnished to the Securities and Exchange Commission upon request.

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

   10.2 Comprehensive Image Enhancement Agreement dated October 12, 1988, between the Company and KFC Corporation. [Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended May 25, 1989.]

   10.3 Form of individual Kentucky Fried Chicken franchise agreement between the Company and KFC Corporation. [Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 1997.]

   10.4*   The Marcus Corporation 1995 Equity Incentive Plan, as amended.

   10.5* The Marcus Corporation 1994 Nonemployee Director Stock Option Plan. [Incorporated by reference to Exhibit A to the Company's 1994 Proxy Statement.]

   13 The Company's 1998 Annual Report to Shareholders, to the extent incorporated by reference herein.

   21      Subsidiaries of the Company as of May 28, 1998.

   23.1    Consent of Ernst & Young LLP.

   27.1    Financial Data Schedule for the fiscal year ended May 28, 1998.

   27.2    Restated Financial Data Schedule for the fiscal year ended May 29,
           1997.

   27.3 Restated Financial Data Schedule for the nine months ended February 6, 1997.

   27.4    Restated Financial Data Schedule for the fiscal year ended May 30,
           1996.

   99 Proxy Statement for the 1998 Annual Meeting of Shareholders. (The Proxy Statement for the 1998 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 1998 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.)

   __________

   * This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.