Form 10-Q
period 1998-08-27
MARCUS CORP
filed 1998-10-13
CIK 62234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended August 27, 1998
                                                  ---------------

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

      Commission File Number 1-12604
                             -------

                             THE MARCUS CORPORATION
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Wisconsin                                    39-1139844
---------------------------------------------         --------------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.

   250 East Wisconsin Avenue, Suite 1700
            Milwaukee, Wisconsin                                 53202
---------------------------------------------         --------------------------
  (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (414) 905-1000
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                 Yes X   No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK OUTSTANDING AT SEPTEMBER 30, 1998 - 18,520,585
CLASS B COMMON STOCK OUTSTANDING AT SEPTEMBER 30, 1998 - 12,668,928

                             THE MARCUS CORPORATION
                             ----------------------
                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page

Item 1.    Consolidated Financial Statements:

           Balance Sheets
           (August 27, 1998 and May 28, 1998).............................    3

           Statements of Earnings
           (Thirteen weeks ended August 27, 1998, twelve weeks
           ended August 21, 1997 (as reported) and thirteen weeks
           ended August 28, 1997 (pro forma)..............................    5

           Statements of Cash Flows
           (Thirteen weeks ended August 27, 1998 and twelve weeks
           ended August 21, 1997)........................................     6

           Condensed Notes to Financial Statements.......................     7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................      8

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.............................     13

           Signatures...................................................     14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets

                                                  (Unaudited)    (Audited)
                                                   August 27,     May 28,
                                                      1998          1998
                                                 -----------    ----------
                                                         (in thousands)
ASSETS
Current assets:
         Cash and cash equivalents                   $3,000         $4,678
         Accounts and notes receivable               16,701         14,294
         Receivables from joint ventures              1,307          1,288
         Refundable income taxes                          -          4,385
         Other current assets                         2,999          3,773
                                                 -----------    -----------
           Total current assets                      24,007         28,418

Property and equipment:
         Land and improvements                       84,929         85,282
         Buildings and improvements                 459,601        440,737
         Leasehold improvements                       9,378          9,355
         Furniture, fixtures and equipment          190,664        187,341
         Construction in progress                    23,042         27,510
                                                 -----------    -----------
           Total property and equipment             767,614        750,225
         Less accumulated depreciation and
           amortization                             195,351        190,229
                                                 -----------    -----------
           Net property and equipment               572,263        559,996

Other assets:
         Investments in joint ventures                1,761          1,496
         Other                                       18,566         18,594
                                                 -----------    -----------
           Total other assets                        20,327         20,090
                                                 -----------    -----------

TOTAL ASSETS                                       $616,597       $608,504
                                                 ===========    ===========

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets

                                                          (Unaudited)  (Audited)
                                                           August 27,    May 28,
                                                              1998        1998
                                                               (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                              $5,218       $5,255
  Accounts payable                                           18,133       26,385
  Income taxes                                                3,360            -
  Taxes other than income taxes                              11,725       11,404
  Accrued compensation                                        4,264        2,643
  Other accrued liabilities                                  15,479       10,072
  Current maturities on long-term debt                       10,411       10,277
                                                            -------     --------
      Total current liabilities                              68,590       66,036

Long-term debt                                              200,582      205,632

Deferred income taxes                                        27,380       26,479

Deferred compensation and other                               8,528        7,826

Shareholders' equity:
  Preferred Stock, $1 par; authorized 1,000,000 shares;
     none issued
  Common Stock, $1 par; authorized 50,000,000 shares;
     issued 18,519,345 shares at August 27, 1998,
     18,511,866 shares at May 28, 1998                       18,520       18,512
  Class B Common Stock, $1 par; authorized 33,000,000
     shares; issued and outstanding 12,670,168 at
     August 27, 1998, 12,677,656 at May 28, 1998             12,670       12,678
  Capital in excess of par                                   40,387       40,265
  Retained earnings                                         248,072      235,708
                                                           --------     --------
                                                            319,649      307,163
  Less cost of Common Stock in treasury (1,128,405
     shares at August 27, 1998 and 944,544 shares at May 28,
     1998)                                                    8,132        4,632
                                                            -------      -------
     Total shareholders' equity                             311,517      302,531
                                                            -------      -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $616,597     $608,504
                                                          =========    =========

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

                                                  (As reported)   (Pro forma)(1)
                                 13 Weeks Ended   12 Weeks Ended  13 Weeks Ended
                                 Aug. 27, 1998    Aug. 21, 1997    Aug. 28, 1997
                                 -------------    -------------    -------------
                                      (in thousands, except per share data)
Revenues:
   Rooms and telephone               $52,049         $47,048       $50,421
   Theatre operations                 33,179          23,580        24,705
   Food and beverage                  13,870          12,546        13,513
   Other income                        8,262           6,879         7,472
                                    ---------      ----------   -----------
Total revenues                       107,360          90,053        96,111

Costs and expenses:
   Rooms and telephone                18,650          15,741        17,179
   Theatre operations                 19,374          14,283        15,002
   Food and beverage                   9,269           8,380         9,009
   Advertising and marketing           6,515           5,415         5,891
   Administrative                      9,753           7,836         8,414
   Depreciation and amortization       9,245           7,226         7,882
   Rent                                1,038           1,069         1,103
   Property taxes                      3,474           2,713         2,868
   Other operating expenses            3,944           3,185         3,319
                                    ---------       ---------    ----------
Total costs and expenses              81,262          65,848        70,667
                                    ---------       ---------    ----------

Operating income                      26,098          24,205        25,444

Other income (expense):
   Investment income                     176             349           388
   Interest expense                   (4,016)         (2,765)       (3,037)
   Gain on disposition of property
     and equipment                     1,387              (1)            1
                                     --------      ----------    ----------
                                      (2,453)         (2,417)       (2,648)
                                     --------      ----------    ----------

Earnings before income taxes          23,645          21,788        22,796
Income taxes                           9,454           8,723         9,127
                                     ========      ==========    ==========
Net earnings                         $14,191         $13,065       $13,669
                                     ========      ==========    ==========

Net earnings per share(2):
   Basic                               $0.47           $0.44         $0.46
   Diluted                             $0.47           $0.44         $0.46

Weighted Average Shares
  Outstanding(2):
   Basic                              30,201          29,601        29,603
   Diluted                            30,362          29,840        29,842

(1) Pro forma information is presented as if the prior year had been reported on the new 13-week basis.
(2) All per share and shares outstanding data have been adjusted to reflect the 50% stock dividend distributed on December 5, 1997.
See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

                                                       13 Weeks     12 Weeks
                                                        Ended         Ended
                                                    Aug. 27, 1998  Aug. 21, 1997
                                                    -------------  -------------
                                                           (in thousands)
OPERATING ACTIVITIES:
Net earnings                                          $14,191        $13,065
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
   Earnings on investments in joint ventures, net
     of distributions                                    (265)             9
   (Gain) loss on disposition of
     property and equipment                            (1,387)             1
   Depreciation and amortization                        9,245          7,226
   Deferred income taxes                                  901            250
   Deferred compensation and other                        702          1,283
   Changes in assets and liabilities:
      Accounts and notes receivable                    (2,407)        (4,478
      Other current assets                                774           (125
      Accounts payable                                 (8,252)         6,537
      Income taxes                                      7,745          6,898
      Taxes other than income taxes                       321          1,434
      Accrued compensation                              1,621          1,739
      Other accrued liabilities                         5,407          1,949
                                                      -------         ------
Total adjustments                                      14,405         22,723
                                                      -------         ------
Net cash provided by operating activities              28,596         35,788

INVESTING ACTIVITIES:
Capital expenditures                                  (21,762)       (18,266
Net proceeds from disposals of property,
  equipment and other assets                            1,760              -
(Increase) decrease in other assets                      (317)           721
Cash received from (advanced to) joint ventures           (19)            29
                                                     ---------       -------
Net cash used in investing activities                 (20,338)       (17,516)

FINANCING ACTIVITIES:
Debt transactions:
   Net proceeds from issuance of notes
     payable and long-term debt                           576              -
   Principal payments on notes payable
     and long-term debt                                (5,529)        (3,136)
Equity transactions:
   Treasury stock transactions, except
     for stock options                                 (3,805)           (88
   Exercise of stock options                              425            384
   Dividends paid                                      (1,603)        (1,516)
                                                     ---------      --------
Net cash used in financing activities                  (9,936)        (4,356)
                                                     ---------      --------

Net increase (decrease) in cash and cash equivalents   (1,678)        13,916
Cash and cash equivalents at beginning of year          4,678          7,991
                                                     ---------       -------
Cash and cash equivalents at end of period             $3,000        $21,907
                                                     =========       =======

See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION

                 CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
                              THIRTEEN WEEKS ENDED
                                 AUGUST 27, 1998
                                   (Unaudited)

A. Refer to the Company's audited financial statements (including footnotes) for the fiscal year ended May 28, 1998, contained in the Company's Form 10-K Annual Report for such fiscal year, for a description of the Company's accounting policies.

B. Beginning in fiscal 1999, the Company is dividing its fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Previously, the Company's fiscal year consisted of three 12-week quarters and a fourth quarter of 16 or 17 weeks. Comparative results for the first quarter of fiscal 1998 are presented on a pro forma basis, as if the quarter had been reported on the new basis.

C. The consolidated financial statements for the thirteen weeks ended August 27, 1998, twelve weeks ended August 21, 1997 and pro forma thirteen weeks ended August 28, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at August 27, 1998, and for all periods presented, have been made.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

            Special Note Regarding Forward-Looking Statements

         Certain matters discussed in this Management's Discussion and Analysis of Results of Operations and Financial Condition are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the company "believes," "anticipates," Aexpects@ or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward looking statements are subject to certain risks, assumptions and uncertainties which are described in close proximity to such statements and which may cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these risks, assumptions and uncertainties carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

General

         The Marcus Corporation and its four divisions report their consolidated and individual segment results of operations on a 52-or 53-week fiscal year ending on the last Thursday in May. Fiscal 1999 will be a 52-week year for the Company and each of its divisions. Fiscal 1998 was a 53-week fiscal year for the Company's restaurant division, while the Company and its other remaining divisions reported a 52-week year in fiscal 1998.

         Historically, the Company's fiscal year has been divided into three 12-week quarters and a final quarter consisting of 16 or 17 weeks. Beginning in fiscal 1999, the Company will divide its fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The Company has made this change in order to simplify its reporting process and provide greater consistency between quarters. To facilitate comparisons with fiscal 1999 quarterly results, comparative results for the first quarter of fiscal 1998 are presented on a pro forma basis, as if the quarter had been reported on the new basis.

         Revenues for the first quarter of fiscal 1999 ended August 27, 1998, totaled $107.4 million, an increase of $11.2 million, or 11.7%, from pro forma revenues of $96.1 million for the first quarter of fiscal 1997. Revenues reported for the 12-week quarter ended August 21, 1997 totaled $90.1 million. All four operating segments contributed to the increase in revenues this past quarter, with the theatre division contributing the largest increase over the prior year.

         Net earnings for the first quarter of fiscal 1999 were $14.2 million, or $.47 per share, up 3.8% and 2.2%, respectively, from pro forma net earnings of $13.7 million, or $.46 per share, for the same quarter during the prior year. Net earnings reported for the 12-week quarter ended August 21, 1997 were $13.1 million, or $.44 per share. All earnings per share data have been adjusted to reflect the three-for-two stock split effected in the form of a 50% stock dividend on December 5, 1997. The Company adopted SFAS No. 128, "Earnings Per Share," in fiscal 1998. Prior period amounts have been restated under the new standard. All per share data presented herein is on a diluted basis.

         Operating income (earnings before other income/expense and income taxes) totaled $26.1 million during the first quarter of fiscal 1999, an increase of $650,000, or 2.6%, compared to the pro forma prior year same period. The Company's interest expense, net of investment income, totaled $3.8 million for the first quarter of fiscal 1999, compared to $2.4 million during the same period last year on a pro forma basis. This increase was the result of increased long-term debt levels necessary to help finance the Company's capital program, combined with reduced investment income and capitalized interest.

         The Company is conducting a review of its computer systems to identify those areas that may be affected by the Year 2000 issue and is developing an implementation plan to resolve the issue. The Company expects the project to be substantially complete by early 1999 and does not, at this time, expect this project to have a significant effect on the business, results of operations or financial condition of the Company. The Company began converting critical accounting and data processing systems in fiscal 1998 in the normal course of business and expects that the new systems will provide business benefits in addition to being ready for the Year 2000. The Company is also assessing the impact of this issue with its key vendors and suppliers.

Limited-Service Lodging

         Total revenues for the first quarter of fiscal 1999 for the limited-service lodging division were $41.9 million, an increase of $200,000, or 0.6%, compared to pro forma revenues of $41.7 million during the same period in fiscal 1998. The limited-service lodging division's operating income for the fiscal 1999 first quarter totaled $12.8 million, a decrease of $1.0 million, or 7.2%, from pro forma operating income of $13.8 million during the same period of fiscal 1998. The division reported revenues of $38.7 million and operating income of $13.0 million for the 12-week quarter ended August 21, 1997.

         Compared to the end of the first quarter of fiscal 1998, one new Company-owned or operated and 15 new franchised Budgetel/Baymont Inns were in operation at the end of the fiscal 1999 first quarter. The Company's newly opened Budgetel Inns contributed additional revenues of $700,000 to the division's fiscal 1999 first quarter revenues. The Company experienced lower occupancy rates and higher average daily room rates for comparable Budgetel Inns during the first quarter of fiscal 1999, compared to the same quarter last year. The result of the occupancy decline and average daily rate increases was a 0.9% increase in the division's revenue per available room, or RevPAR, for comparable Budgetel Inns during the fiscal 1999 first quarter.

         The limited-service lodging division's results continue to be impacted by the increased limited service segment room supply, resulting in minimal RevPAR growth and pressure on the division's operating margin. Reduced occupancy percentages, combined with increased payroll costs in a tight labor market and increased administrative costs associated with the Company's recent expansion program, have contributed to the lower operating margins. The Company expects these trends to continue during the fiscal 1999 second quarter.

         During the first quarter of fiscal 1999, the Company continued to prepare for its previously announced name change of its Budgetel Inns to Baymont Inns and Baymont Inns & Suites. Completion of the repositioning to Baymont has been extended to January 1999 in response to previously unanticipated delays in completing the necessary signage for all properties and to ensure that the quality and consistency of new features and amenities will be uniform throughout the chain when the name change becomes effective.

         At the end of the fiscal 1999 first quarter, the Company owned or operated 106 Budgetel/Baymont Inns and franchised an additional 55 Inns, bringing the total number of Budgetel/Baymont Inns in operation to 161. In addition, there are currently 22 franchised locations under construction or in development, all of which are scheduled to open in fiscal 1999 or shortly thereafter. The Company also owns and operates five Woodfield Suites all-suite motels. Two company-owned Woodfield Suites are currently under construction.

Theatres

         The theatre division's fiscal 1999 first quarter revenues were $33.3 million, an increase of $8.5 million, or 34.1%, over pro forma revenues of $24.8 million during the same fiscal 1998 period. Operating income for the first quarter of fiscal 1999 totaled $8.1 million, an increase of $2.5 million, or 44.8%, over pro forma operating income of $5.6 million during the same period last year. The division reported revenues of $23.7 million and operating income of $5.5 million for the 12-week quarter ended August 21, 1997.

         Total box office receipts for the fiscal 1999 first quarter were $22.4 million, an increase of $5.8 million, or 34.9%, over pro forma box office receipts of $16.6 million during the same period last year. The increase in box office receipts for the first quarter of fiscal 1999 compared to the same period during the prior year was due to 77 additional screens, a strong summer season of movies and continued popularity of stadium seating, together with a 3.4% increase in average ticket prices. Vending revenues for the fiscal 1999 first quarter totaled $10.2 million, an increase of $2.8 million, or 37.0%, over pro forma vending revenues of $7.4 million during the same quarter last year. The increase in vending revenues was due to increased theatre attendance and a 4.8% increase in average concession sales per person compared to the same quarter last year. Total theatre attendance increased 30.5% over pro forma total attendance during the same quarter last year. Attendance at the Company's comparable locations increased 8.7% during the fiscal 1999 first quarter, compared to the prior year same quarter. Revenues for the theatre business and the motion picture industry in general are heavily dependent upon the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which the Company has no control.

         The Company opened 16 new screens at existing theatres and closed three screens in the first quarter of fiscal 1999, ending the first quarter with a total of 374 total screens in 45 theatres compared to 297 screens in 40 theatres at the end of the same period last year. Early in the second quarter of fiscal 1999, the Company closed three more screens and opened a new 17-screen ultraplex, including its first IMAX(R) theatre, in suburban Columbus, Ohio. The Company currently has 38 additional screens either under construction or about to go under construction this fall, including a new 15-screen ultraplex in the Minneapolis metropolitan area. During the first quarter of fiscal 1999, the Company also continued to retrofit existing theatres with stadium seating. The Company's goal is to add stadium seating to a majority of its existing screens by the end of fiscal 2000. The Company expects to begin construction shortly on its second IMAX(R) theatre at the 20-screen Marcus Cinemas of Addison, Illinois and expects to commence construction on up to 23 additional screens by the end of the fiscal year. The Company is also pursuing additional acquisition opportunities.

Hotels and Resorts

         Total revenues from the hotels and resorts division during the first quarter of fiscal 1999 increased by $2.4 million, or 10.8%, to $24.2 million, compared to pro forma revenues of $21.8 million in the previous year's comparable period. Operating income decreased by $1.1 million, or 16.3%, to $5.3 million during the fiscal 1999 first quarter, compared to pro forma operating income of $6.4 million during the first quarter of fiscal 1998. The division reported revenues of $20.3 million and operating income of $6.0 million for the 12-week quarter ended August 21, 1997.

         Revenues from the Company's new Miramonte Resort in Indian Wells, California and improved RevPAR at all three of the Company's comparable owned hotels contributed to the revenue increases in the fiscal 1999 period compared to the prior year's period. The division's total RevPAR for comparable properties increased 9.0% during fiscal 1999's first quarter compared to the same quarter last year. Operating income increased at all three comparable owned properties as well. Total division operating income was negatively impacted in the first quarter of fiscal 1999 by approximately $300,000 of pre-opening cost amortization and anticipated start-up operating losses at the Miramonte during the traditionally slow summer season in the Palm Springs desert area. The Company expects the Miramonte to continue to have a negative impact on division operating income during the second and third quarters of fiscal 1999 until pre-opening costs are fully amortized and the property operates its first complete peak season.

         The Company began construction early in the second quarter of fiscal 1999 on a 250-room expansion of the Milwaukee Hilton, which will be connected to Milwaukee's newly opened Midwest Express Convention Center and will create the largest hotel in Wisconsin. The addition is currently scheduled to open in 2000. Madison's City Council recently approved the development agreement for the division's new Company-owned Monona Terrace Hilton in Madison, Wisconsin. Projected completion of the property, which will be connected to the city's new Monona Terrace Convention Center, is in the fall of 2000.

Restaurants

         Restaurant division revenues totaled $7.8 million for the first quarter of fiscal 1999, an increase of $100,000, or 1.4%, over fiscal 1998 pro forma first quarter revenues of $7.7 million. The division's operating income for the fiscal 1999 first quarter totaled $1.0 million, a decrease of $100,000, or 11.9%, from pro forma operating income of $1.1 million during the first quarter of fiscal 1998. The division reported revenues of $7.3 million and operating income of $1.0 million for the 12-week quarter ended August 21, 1997.

         Total division operating income declined slightly during the fiscal 1999 first quarter compared to the prior year's same period due to a one-time insurance adjustment from a prior claim that was settled during the quarter. Excluding the insurance adjustment, the Company's KFC restaurants reported increases in revenue and operating income due in part to expanded lunch and snack business and the continuing success of the division's first 2-in-1 KFC/Taco Bell restaurant in Milwaukee. Two additional 2-in-1 combination restaurant conversions are under development and are expected to open late in the third quarter of fiscal 1999.

FINANCIAL CONDITION

         The Company's lodging, movie theatre and restaurant businesses each generate significant and consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. The Company believes that these consistent and predictable cash sources, together with the availability to the Company of $37 million of unused credit lines at the end of the first quarter, should be adequate to support the ongoing operational liquidity needs of the Company's businesses.

         Net cash provided by operating activities decreased by $7.2 million during the 13-week first quarter of fiscal 1999 to $28.6 million, compared to $35.8 million during the prior year's 12-week first quarter. The decrease compared to the same period last year was primarily the result of timing differences in payments of accounts payable, offset by increased net earnings and depreciation/amortization.

         Net cash used in investing activities during the fiscal 1999 first quarter totaled $20.3 million, compared to $17.5 million during the fiscal 1998 12-week first quarter. Capital expenditures to support the Company's continuing expansion program totaled $21.8 million during the first quarter of fiscal 1999 compared to $18.3 million during the prior year's reported first quarter. The majority of the capital expenditures during the fiscal 1999 first quarter were incurred in the theatre division to fund new theatres, screen additions to existing theatres, stadium seating retrofits and construction of the Company's first IMAX(R) theatre.

         Cash used in financing activities during the fiscal 1999 first quarter totaled $9.9 million, compared to $4.4 million during the 12-week first quarter of fiscal 1998. During the fiscal 1999 first quarter, the Company repurchased 241,000 of its common shares in the open market pursuant to its long-standing existing repurchase program, resulting in the increased cash used in financing activities. An additional 98,000 common shares were repurchased early in the fiscal 1999 second quarter. The Company announced in the second quarter of fiscal 1999 that its Board of Directors had authorized the repurchase of up to 1 million additional shares of the Company's outstanding common stock. The repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

         The Company's long-term debt decreased slightly during the first quarter of fiscal 1999. The Company expects to issue additional long-term debt to help fund the Company's ongoing expansion plans in fiscal 1999. The Company has the ability to issue up to $85 million of additional senior notes under a private placement program through February 1999.

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


                             THE MARCUS CORPORATION

                                  (Registrant)


DATE:  October 12, 1998    By: /s/ Stephen H. Marcus
                               -------------------------------------------------
                               Stephen H. Marcus,
                               Chairman of the Board, President and Chief
                               Executive Officer

DATE:  October 12, 1998    By: /s/ Douglas A. Neis
                               -------------------------------------------------
                               Douglas A. Neis
                               Chief Financial Officer and Treasurer

                             THE MARCUS CORPORATION
                                    FORM 10-Q
                                       FOR
                         13 WEEKS ENDED AUGUST 27, 1998

                                  EXHIBIT INDEX

Exhibit                    Description

  27                       Financial Data Schedule