Form 10-Q
period 1998-11-26
MARCUS CORP
filed 1999-01-11
CIK 62234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 26, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission File Number 1-12604

                             THE MARCUS CORPORATION
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Wisconsin                                       39-1139844
----------------------------------------                   -------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.

 250 East Wisconsin Avenue, Suite 1700
          Milwaukee, Wisconsin                                    53202
----------------------------------------                   -------------------
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

COMMON STOCK OUTSTANDING AT JANUARY 7, 1999 - 18,553,158
CLASS B COMMON STOCK OUTSTANDING AT JANUARY 7, 1999 - 12,636,355

                             THE MARCUS CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page

Item 1.   Consolidated Financial Statements:

          Balance Sheets
          (November 26, 1998 and May 28, 1998)..............................   3

          Statements of Earnings
          (Thirteen and twenty-six weeks ended November 26, 1998,
          twelve and twenty-four weeks ended November 13, 1997
          (as reported) and thirteen and twenty-six weeks ended
          November 27, 1997 (pro forma).....................................   5

          Statements of Cash Flows
          (Twenty-six weeks ended November 26, 1998 and twenty-
          four weeks ended November 13, 1997)...............................   6

          Condensed Notes to Financial Statements...........................   7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................   8

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders...............  14

Item 5.   Other Information.................................................  15

Item 6.   Exhibits and Reports on Form 8-K..................................  16

          Signatures........................................................  17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets
                                                      (Unaudited)      (Audited)
                                                      November 26,       May 28,
                                                         1998            1998
                                                         ----            ----
                                                             (in thousands)
ASSETS
Current Assets:
    Cash and cash equivalents                            $1,435         $4,678
    Accounts and notes receivable                        15,144         14,294
    Receivables from joint ventures                       1,444          1,288
    Refundable income taxes                                 221          4,385
    Other current assets                                  5,477          3,773
                                                         ------          -----
        Total current assets                             23,721         28,418

Property and equipment:
    Land and improvements                                89,294         85,282
    Buildings and improvements                          469,951        440,737
    Leasehold improvements                                9,374          9,355
    Furniture, fixtures and equipment                   197,157        187,341
    Construction in progress                             25,286         27,510
                                                        -------         ------
        Total property and equipment                    791,062        750,225
    Less accumulated depreciation and amortization      202,028        190,229
                                                       --------        -------
        Net property and equipment                      589,034        559,996

Other assets:
    Investments in joint ventures                         1,625          1,496
    Other                                                19,132         18,594
                                                        -------         ------
        Total other assets                               20,757         20,090
                                                        -------         ------


TOTAL ASSETS                                           $633,512       $608,504
                                                      =========       ========


See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets
                                               (Unaudited)           (Audited)
                                               November 26,           May 28,
                                                   1998                1998
                                                   ----                ----
                                                        (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                   $4,785              $5,255
  Accounts payable                                12,770              26,385
  Taxes other than income taxes                   10,807              11,404
  Accrued compensation                             2,531               2,643
  Other accrued liabilities                       13,224              10,072
  Current maturities on long-term
    debt                                          10,196              10,277
                                                 -------              ------
      Total current liabilities                   54,313              66,036

Long-term debt                                   227,421             205,632

Deferred income taxes                             28,462              26,479

Deferred compensation and other                    8,786               7,826

Shareholders' equity:
  Preferred Stock, $1 par;
    authorized 1,000,000 shares;
    none issued
  Common Stock, $1 par; authorized
    50,000,000 shares; issued
    18,520,585 shares at November
    26, 1998, 18,511,866 shares at
    May 28, 1998                                  18,521              18,512
  Class B Common Stock, $1 par;
    authorized 33,000,000 shares;
    issued and outstanding
    12,668,928 at November 26,
    1998, 12,677,656 at May 28, 1998              12,669              12,678
  Capital in excess of par                        40,472              40,265
  Retained earnings                              252,430             235,708
                                                --------             -------
                                                 324,092             307,163
  Less cost of Common Stock in treasury
    (1,232,612 shares at November 26,
    1998 and 944,544 shares at May 28,
    1998)                                          9,562               4,632
                                                  ------              ------
      Total shareholders' equity                 314,530             302,531
                                                --------             -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $633,512            $608,504
                                               =========            ========


See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

                                                               (As reported)            (Pro forma)(1)
                                       November 26, 1998     November 13, 1997        November 27, 1997
                                       -----------------     -----------------        -----------------
                                     13 Weeks   26 Weeks   12 Weeks     24 Weeks    13 Weeks     26 Weeks
                                     --------   --------   --------     --------    --------     --------
                                                   (in thousands, except per share data)
Revenues:
  Rooms and telephone              $  43,475   $  95,524   $  39,847   $  86,895   $  41,708   $  92,129
  Theatre operations                  22,678      55,857      14,299      37,879      16,519      41,224
  Food and beverage                   12,927      26,797      11,193      23,739      11,946      25,459
  Other income                         8,914      17,176       5,845      12,724       5,878      13,350
                                   ---------   ---------   ---------   ---------   ---------   ---------
Total revenues                        87,994     195,354      71,184     161,237      76,051     172,162

Costs and expenses:
  Rooms and telephone                 18,843      37,493      15,288      31,029      16,761      33,940
  Theatre operations                  13,383      32,757       8,392      22,675       9,540      24,542
  Food and beverage                    9,317      18,586       7,708      16,088       8,240      17,249
  Advertising and marketing            6,923      13,438       5,328      10,743       6,147      12,038
  Administrative                       9,198      18,951       7,041      14,877       7,356      15,770
  Depreciation and amortization        9,869      19,114       7,347      14,573       7,993      15,875
  Rent                                   606       1,644         479       1,548         520       1,623
  Property taxes                       3,489       6,963       2,726       5,439       2,776       5,644
  Other operating expenses             3,655       7,599       3,201       6,386       3,195       6,514
                                   ---------   ---------   ---------   ---------   ---------   ---------
Total costs and expenses              75,283     156,545      57,510     123,358      62,528     133,195
                                   ---------   ---------   ---------   ---------   ---------   ---------

Operating income                      12,711      38,809      13,674      37,879      13,523      38,967

Other income (expense):
  Investment income                      147         323         477         826         488         876
  Interest expense                    (3,552)     (7,568)     (2,872)     (5,637)     (3,081)     (6,118)
  Gain on disposition of property
  and equipment                          531       1,918         243         242         249         250
                                   ---------   ---------   ---------   ---------   ---------   ---------
                                      (2,874)     (5,327)     (2,152)     (4,569)     (2,344)     (4,992)
                                   ---------   ---------   ---------   ---------   ---------   ---------

Earnings before income taxes           9,837      33,482      11,522      33,310      11,179      33,975
Income taxes                           3,948      13,402       4,605      13,328       4,472      13,599
                                   ---------   ---------   ---------   ---------   ---------   ---------
Net earnings                       $   5,889   $  20,080   $   6,917   $  19,982   $   6,707   $  20,376
                                   =========   =========   =========   =========   =========   =========

Net earnings per share (2):
  Basic                            $    0.20   $    0.67   $    0.23   $    0.67   $    0.22   $    0.68
  Diluted                          $    0.20   $    0.66   $    0.23   $    0.67   $    0.22   $    0.68

Weighted Average Shares
  Outstanding (2):
    Basic                             29,968      30,084      30,071      29,867      30,031      29,817
    Diluted                           30,072      30,217      30,231      30,027      30,313      30,069

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

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
                                                       (in thousands)

                                                 26 Weeks         24 Weeks
                                                  Ended             Ended
                                              Nov. 26, 1998      Nov. 13, 1997
                                              -------------      -------------
OPERATING ACTIVITIES:
Net earnings                                     $20,080           $19,982
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
  Earnings on investments in joint
    ventures, net of distributions                  (129)              (23)
  Gain on disposition of property
    and equipment                                 (1,918)             (242)
  Depreciation and amortization                   19,114            14,573
  Deferred income taxes                            1,983               500
  Deferred compensation and other                    960             1,309
  Changes in assets and liabilities:
    Accounts and notes receivable                   (850)           (5,064)
    Other current assets                          (1,704)             (517)
    Accounts payable                             (13,615)            1,318
    Income taxes                                   4,164             4,015
    Taxes other than income taxes                   (597)            1,736
    Accrued compensation                            (112)            1,639
    Other accrued liabilities                      3,152              (670)
                                                  ------             -----
Total adjustments                                 10,448            18,574
                                                  ------           ------
Net cash provided by operating activities         30,528            38,556

INVESTING ACTIVITIES:
Capital expenditures, including business
  acquisitions                                   (51,264)          (41,310)
Net proceeds from disposals of property,
  equipment and other assets                       5,276               318
Cash acquired pursuant to GHI acquistion               -             2,589
Increase in other assets                            (956)             (820)
Cash advanced to joint ventures                     (156)             (151)
                                                   -----             -----
Net cash used in investing activities            (47,100)          (39,374)

FINANCING ACTIVITIES:
Debt transactions:
  Net proceeds from issuance of notes
    payable and long-term debt                    33,675             7,000
  Principal payments on notes payable
    and long-term debt                           (12,437)           (5,818)
Equity transactions:
  Treasury stock transactions, except
    for stock options                             (5,182)             (376)
  Exercise of stock options                          461               973
  Dividends paid                                  (3,188)           (1,516)
                                                  ------            ------
Net cash provided by financing activities         13,329               263
                                                  ------               ---

Net decrease in cash and cash equivalents         (3,243)             (555)
Cash and cash equivalents at beginning of year     4,678             7,991
                                                   ------            -----
Cash and cash equivalents at end of period        $1,435            $7,436
                                                  ======            ======

See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION

                 CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
                       THIRTEEN AND TWENTY-SIX WEEKS ENDED
                                NOVEMBER 26, 1998
                                   (Unaudited)

A. Refer to the Company's audited financial statements (including footnotes) for the fiscal year ended May 28, 1998, contained in the Company's Form 10-K Annual Report for such fiscal year, for a description of the Company's accounting policies.

B. Beginning in fiscal 1999, the Company is dividing its fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Previously, the Company's fiscal year consisted of three 12-week quarters and a fourth quarter of 16 or 17 weeks. Comparative results for the second quarter and first half of fiscal 1998 are presented on a pro forma basis, as if the periods had been reported on the new basis.

C. The consolidated financial statements for the thirteen and twenty-six weeks ended November 26, 1998, twelve and twenty-four weeks ended November 13, 1997 and pro forma thirteen and twenty-six weeks ended November 27, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at November 26, 1998, and for all periods presented, have been made.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                Special Note Regarding Forward-Looking Statements

       Certain matters discussed in this Management's Discussion and Analysis of Results of Operations and Financial Condition are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the following: (i) the Company's ability to identify properties to acquire, develop and/or manage and continuing availability of funds for such development; (ii) the limited-service lodging division's ability to attract and retain quality franchise operators and to effectively execute its Baymont name change strategy; (iii) continuing consumer demand as a result of general economic conditions with respect to the hotels and resorts and limited-service lodging divisions; (iv) continuing availability, in terms of both quality and quantity, of films for the theatre division; (v) absence of significant increases in costs of obtaining food for the restaurant division; and (vi) competitive conditions in the markets served by the Company. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

         Historically, the Company's fiscal year has been divided into three 12-week quarters and a final quarter consisting of 16 or 17 weeks. Beginning in fiscal 1999, the Company is dividing its fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The Company has made this change in order to simplify its reporting process and provide greater consistency between quarters. To facilitate comparisons with fiscal 1999 results, comparative results for the second quarter and first half of fiscal 1998 are presented on a pro forma basis, as if the periods had been reported on the new basis.

          Revenues for the second quarter of fiscal 1999 ended November 26, 1998, totaled $88.0 million, an increase of $11.9 million, or 15.7%, from pro forma revenues of $76.1 million for the second quarter of fiscal 1998. Revenues reported for the 12-week quarter ended November 13, 1997 totaled $71.2 million. All four operating segments contributed to the increase in revenues for the fiscal 1999 second quarter, with the theatre division contributing the largest increase over the prior year. For the first half of fiscal 1999, revenues were $195.4 million, an increase of $23.2 million, or 13.5%, from pro forma revenues of $172.2 million during the first half of fiscal 1998.

         Net earnings for the second quarter of fiscal 1999 were $5.9 million, or $.20 per share, down 12.2% and 9.1%, respectively, from pro forma net earnings of $6.7 million, or $.22 per share, for the same quarter during the prior year. Net earnings reported for the 12-week quarter ended November 13, 1997 were $6.9 million, or $.23 per share. For the first half of fiscal 1999, net earnings were $20.1 million, or $.66 per share. This represented a respective 1.5% and 2.9% decrease from pro forma net earnings of $20.4 million, or $.68 per share, for the first half of fiscal 1998. All earnings per share data have been adjusted to reflect the three-for-two stock split effected in the form of a 50% stock dividend on December 5, 1997. The Company adopted SFAS No. 128, "Earnings Per Share," in fiscal 1998. Prior period amounts have been restated under the new standard. All per share data presented herein is on a diluted basis.

         Operating income (earnings before other income/expense and income taxes) totaled $12.7 million during the second quarter of fiscal 1999, a decrease of $800,000, or 6.0%, compared to the pro forma prior year same period. For the first half of fiscal 1999, operating income was $38.8 million, a decrease of $200,000, or 0.4%, from pro forma operating income of $39.0 million for the first half of fiscal 1998. The Company's interest expense, net of investment income, totaled $3.4 million and $7.2 million for the second quarter and first half of fiscal 1999, respectively, compared to $2.6 million and $5.2 million during the same periods last year on a pro forma basis. This increase was the result of increased long-term debt levels necessary to help finance the Company's capital program, combined with reduced investment income and capitalized interest.

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

Limited-Service Lodging

         Total revenues for the second quarter of fiscal 1999 for the limited-service lodging division were $37.7 million, an increase of $2.4 million, or 6.8%, compared to pro forma revenues of $35.3 million during the same period in fiscal 1998. Total revenues for the first half of fiscal 1999 for the limited-service lodging division were $79.6 million, an increase of $2.6 million, or 3.4%, compared to pro forma revenues of $77.0 million for the first half of fiscal 1998. The limited-service lodging division's operating income for the fiscal 1999 second quarter totaled $7.2 million, a decrease of $900,000, or 11.1%, from pro forma operating income of $8.1 million during the same period of fiscal 1998. For the first half of fiscal 1999, the limited-service lodging division's operating income totaled $20.1 million, a $1.9 million decrease, or 8.6%, from pro forma operating income of $22.0 million for the first half of fiscal 1998. The division reported revenues of $33.4 million and operating income of $8.4 million for the 12-week second quarter ended November 13, 1997.

          Compared to the end of the second quarter of fiscal 1998, one new Company-owned and 14 new franchised Budgetel/Baymont Inns were in operation at the end of the fiscal 1999 second quarter. One Company-owned Budgetel Inn was sold during the quarter. The Company's newly opened Budgetel Inns contributed additional revenues of $1.0 million to the division's fiscal 1999 first half revenues. The Company experienced lower occupancy rates and higher average daily room rates for comparable Budgetel Inns during the second quarter of fiscal 1999, compared to the same quarter last year. The result of the occupancy decline and average daily rate increases was a 0.9% decrease in the division's revenue per available room, or RevPAR, for comparable Budgetel Inns during the fiscal 1999 second quarter. For the first half of fiscal 1999, RevPAR for comparable Budgetel Inns is unchanged from the same period last year.

          The limited-service lodging division's results continue to be impacted by the increased limited-service segment room supply, resulting in minimal RevPAR growth and pressure on the division's operating margin. Reduced occupancy percentages, combined with increased payroll costs in a tight labor market, have contributed to the lower operating margins. In addition, administrative costs have increased due to recent investments in information technology and personnel, including sales staff, in preparation for the upcoming Baymont name change. Offsetting these negative trends this quarter were increased revenue and operating income from the division's franchising department and Woodfield Suites properties.

          During the second quarter of fiscal 1999, the Company was completing preparations for its previously announced name change of its Budgetel Inns to Baymont Inns and Baymont Inns & Suites. Signage is being replaced during the third quarter and the Company plans to officially introduce Baymont Inns and Suites with a significant advertising campaign beginning in mid-January 1999. The Company does not expect the Baymont introduction to immediately alter the current trends occurring in the limited-service segment of the lodging industry, and recognizes that a potential short-term decline in occupancy during the name change transition could occur. The Company believes that the long-term benefits of the name change should include expanding the Company's customer base, increasing RevPAR and increasing development opportunities.

         At the end of the fiscal 1999 second quarter, the Company owned or operated 105 Budgetel/Baymont Inns and franchised an additional 56 Inns, bringing the total number of Budgetel/Baymont Inns in operation to 161. In addition, there are currently 23 franchised locations under construction or in development, all of which are scheduled to open in fiscal

1999 or shortly thereafter. The Company also owns and operates five Woodfield Suites all-suite motels. Two Company-owned Woodfield Suites are currently under construction.

Theatres

         The theatre division's fiscal 1999 second quarter revenues were $22.8 million, an increase of $6.2 million, or 37.6%, over pro forma revenues of $16.6 million during the same fiscal 1998 period. Operating income for the second quarter of fiscal 1999 totaled $3.6 million, an increase of $600,000, or 19.7%, over pro forma operating income of $3.0 million during the same period last year. The division reported revenues of $14.5 million and operating income of $2.5 million for the 12-week second quarter ended November 13, 1997. The theatre division's fiscal 1999 first half revenues were $56.1 million, an increase of $14.7 million, or 35.5%, over pro forma revenues of $41.4 million during the first half of fiscal 1998. Operating income for the first half of fiscal 1999 was $11.7 million, an increase of $3.1 million, or 36.0%, over $8.6 million of pro forma operating income during the first half of fiscal 1998. Consistent with the seasonality of the motion picture exhibition industry, the second quarter of the Company's fiscal year is typically the slowest period for its theatre division.

          Total box office receipts for the fiscal 1999 second quarter were $15.2 million, an increase of $4.3 million, or 38.9%, over pro forma box office receipts of $10.9 million during the same period last year. The increase in box office receipts for the second quarter of fiscal 1999 compared to the same period during the prior year was due to 91 additional screens, a good fall season of movies and continued popularity of stadium seating. Total box office receipts for the fiscal 1999 first half were $37.5 million, an increase of $10.0 million, or 36.5%, over pro forma box office receipts of $27.5 million during the same period last year. The theatre division's average ticket price for the first half of fiscal 1999 has increased 2.1% over the same period last year.

         Vending revenues for the fiscal 1999 second quarter totaled $6.9 million, an increase of $2.1 million, or 42.1%, over pro forma vending revenues of $4.8 million during the same quarter last year. Vending revenues for the fiscal 1999 first half were $17.1 million, an increase of $4.8 million, or 39.0%, over pro forma vending revenues of $12.3 million during the fiscal 1998 first half. The increase in vending revenues was due to increased theatre attendance and a 3.9% increase in average concession sales per person during the fiscal 1999 first half compared to the same period last year.

         Total theatre attendance for the second quarter and first half of fiscal 1999 increased 38.7% and 33.7%, respectively, over pro forma total attendance during the same periods last year. Attendance at the Company's comparable locations has increased 8.4% during the first half of fiscal 1999, compared to the prior year same period. Revenues for the theatre business and the motion picture industry in general are heavily dependent upon the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which the Company has no control.

          During the second quarter of fiscal 1999, the Company opened a new 17-screen ultraplex, including its first IMAX(R) theatre, in suburban Columbus, Ohio and closed three screens. The Company ended the second quarter with a total of 388 total screens in 45 theatres compared to 297 screens in 40 theatres at the end of the same period last year. Early in the third quarter of fiscal 1999, the Company acquired a 10-screen theatre in Milwaukee, bringing its current screen total to 398 screens and its screens per location average to 8.7. The Company currently has 14 additional screens at existing locations under construction, including its second IMAX(R) theatre at the 20-screen Marcus Cinemas of Addison, Illinois, and another 31 screens under development, including a new 15-screen ultraplex in the Minneapolis metropolitan area. The Company is also pursuing additional acquisition opportunities. During the second quarter of fiscal 1999, the Company also continued to retrofit existing theatres with stadium seating. The Company currently has stadium seating in 54% of its total screens and the Company's goal is to have stadium seating in over 80% of its first-run screens by the end of fiscal 2000.

Hotels and Resorts

         Total revenues from the hotels and resorts division during the second quarter of fiscal 1999 increased by $3.1 million, or 18.1%, to $20.2 million, compared to pro forma revenues of $17.1 million in the previous year's comparable period. Operating income decreased by $200,000, or 7.2%, to $2.2 million during the fiscal 1999 second quarter, compared to pro forma operating income of $2.4 million during the second quarter of fiscal 1998. The division reported revenues of $16.6 million and operating income of $2.8 million for the 12-week quarter ended November 13, 1997. Total revenues from the hotels and resorts division during the first half of fiscal 1999 totaled $44.3 million, an increase of $5.4 million, or 14.0%, over pro forma first half revenues of $38.9 million during fiscal 1998. Operating income decreased by $1.2 million, or 13.8%, during the first half of fiscal 1999 to $7.5 million, compared to pro forma operating income of $8.7 million during the same period last year.

          Revenues from the Company's new Miramonte Resort in Indian Wells, California and improved RevPAR at all three of the Company=s comparable owned hotels contributed to the revenue increases in the fiscal 1999 periods compared to the prior year's same periods. The division's total RevPAR for comparable properties increased 6.6% during fiscal 1999's second quarter compared to the same quarter last year and has increased 8.0% for the first half of fiscal 1999 compared to the same period last year. Operating income for the first half of fiscal 1999 has increased at all three comparable owned properties as well.
Total division operating income was negatively impacted during the second quarter and first half of fiscal 1999 by approximately $300,000 and $600,000, respectively, of pre-opening cost amortization at the Miramonte, in addition to anticipated start-up operating losses at this new property. The Company expects the Miramonte to continue to have a negative impact on division operating income during the third quarter of fiscal 1999, after which pre-opening costs will be fully amortized. Second quarter division operating income was favorably impacted by good weather, which extended the golf season at the Grand Geneva Resort & Spa.

         The Company began construction early in the second quarter of fiscal 1999 on a 250-room expansion of the Milwaukee Hilton, which will be connected to Milwaukee's newly opened Midwest Express Convention Center and will create the largest hotel in Wisconsin. The addition is currently scheduled to open in 2000. Development continues on the division's new Company-owned Monona Terrace Hilton in Madison, Wisconsin. Projected completion of the property, which will be connected to the city's new Monona Terrace Convention Center, is late in the year 2000. The Company is also moving forward on development plans for timesharing at the Grand Geneva. Sales efforts on the initial timeshare units may begin in the summer of 1999.

Restaurants

         Restaurant division revenues totaled $7.2 million for the second quarter of fiscal 1999, an increase of $200,000, or 2.1%, over fiscal 1998 pro forma second quarter revenues of $7.0 million. The division's operating income for the fiscal 1999 second quarter totaled $1.0 million, an increase of $100,000, or 9.5%, over pro forma operating income of $900,000 during the second quarter of fiscal 1998. The division reported revenues of $6.6 million and operating income of $800,000 for the 12-week quarter ended November 13, 1997. Restaurant division revenues totaled $14.9 million for the first half of fiscal 1999, an increase of $200,000, or 1.7%, over pro forma first half fiscal 1998 revenues of $14.7 million. The division's operating income totaled $2.0 million for the first half of fiscal 1999 and fiscal 1998.

         The Company's KFC restaurants reported increases in revenue and operating income during the periods reported due in part to expanded lunch and snack business and the continuing success of the division's first 2-in-1 KFC/Taco Bell restaurant in Milwaukee. Total division operating income did not increase during the fiscal 1999 first half compared to the prior year's same period due to a one-time insurance adjustment from a prior claim that was settled during the first quarter. A second 2-in-1 combination restaurant conversion opened early in the third quarter of fiscal 1999 and another conversion is scheduled to open later in the quarter. The Company sold a KFC restaurant during the second quarter, bringing the total number of restaurants operating in this division to 30 at the end of the quarter.

FINANCIAL CONDITION

         The Company's lodging, movie theatre and restaurant businesses each generate significant and consistent daily amounts of cash because each segment=s revenue is derived predominantly from consumer cash purchases. The Company believes that these consistent and predictable cash sources, together with the availability to the Company of $39 million of unused credit lines, should be adequate to support the ongoing operational liquidity needs of the Company's businesses.

         Net cash provided by operating activities decreased by $8.1 million during the 26-week first half of fiscal 1999 to $30.5 million, compared to $38.6 million during the prior year's 24-week first half. The decrease compared to the same period last year was primarily the result of timing differences in payments of accounts payable, offset by timing differences in receipts of accounts and notes receivable and increased depreciation and amortization (a non-cash expense) as a result of the Company's increased capital spending program.

         Net cash used in investing activities during the fiscal 1999 first half totaled $47.1 million, compared to $39.4 million during the fiscal 1998 24-week first half. Capital expenditures, including business acquisitions, to support the Company's continuing expansion program totaled $51.3 million during the first half of fiscal 1999 compared to $41.3 million during the prior year's reported first half. Nearly two-thirds of the capital expenditures during the fiscal 1999 first half were incurred in the theatre division to fund new theatres, screen additions to existing theatres, stadium seating retrofits and construction of the Company's first IMAX(R) theatre.

         Net cash provided by financing activities during the first half of fiscal 1999 totaled $13.3 million, compared to $300,000 during the 24-week first half of fiscal 1998. During the fiscal 1999 first half, the Company received $33.7 million of net proceeds from the issuance of notes payable and long-term debt, compared to $7.0 million during the 24-week first half of fiscal 1998. The Company issued additional long-term debt to help fund the Company's ongoing expansion plans in fiscal 1999. The Company has the ability to issue up to $85 million of additional senior notes under a private placement program and expects to issue additional notes early in calendar 1999. Proceeds from the issuance of additional senior notes would be used to pay off existing debt and fund the Company's capital program.

         During the fiscal 1999 first half, the Company repurchased 355,000 of its common shares in the open market pursuant to a long-standing existing repurchase program and a recently announced new repurchase program. The Company announced in the second quarter of fiscal 1999 that its Board of Directors had authorized the repurchase of up to 1 million additional shares of the Company's outstanding common stock. The repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

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

Item 4.  Submission of Matters to a Vote of Security Holders

          The Company's 1998 annual meeting of shareholders was held on Monday, September 28, 1998 ("Annual Meeting"). At the Annual Meeting, the following matters were voted on in person or by proxy, and approved by the Company's shareholders:

          1. The shareholders voted to elect Stephen H. Marcus, Diane Marcus Gershowitz, Daniel F. McKeithan, Jr., Allan H. Selig, Timothy E. Hoeksema, Bruce J. Olson and Philip L. Milstein to the Company's Board of Directors for one-year terms to expire at the Company's 1999 annual meeting of shareholders and until their successors are duly qualified and elected.


          As of the August 7, 1998 record date for the Annual Meeting ("Record Date"), 18,517,345 shares of Common Stock and 8,504,252 shares of Class B Common Stock were outstanding and eligible to vote, with the Common Stock entitled to one vote per share and the Class B Common Stock entitled to ten votes per share. Following are the final votes on the matters presented for shareholder approval of the Annual Meeting:

Election of Directors

                                        For                    Withheld
                            -------------------------   -----------------------

Name                         Votes      Percentage(1)     Votes   Percentage(1)
                            ----------- -------------   -------- --------------

Stephen H. Marcus          132,065,843     99.89         140,217     0.11%

Diane Marcus Gershowitz    132,064,318     99.89         141,742     0.11%

Daniel F. McKeithan, Jr    132,061,409     99.89         144,651     0.11%

Allan H. Selig             132,054,238     99.89         151,822     0.11%

Timothy E. Hoeksema        132,065,618     99.89         140,442     0.11%

Bruce J. Olson             132,064,871     99.89         141,189     0.11%

Philip L. Milstein         132,065,715     99.89         140,345     0.11%
-------
(1) Based on a total of 132,206,060 votes represented by shares of Common Stock and Class B Common Stock actually voted in person or by proxy at the Annual Meeting.

          No other matters were brought before the Annual Meeting for a shareholder vote.

Item 5.  Other Information

          A shareholder wishing to include a proposal in the Company's proxy statement for its 1999 annual meeting of shareholders pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, must forward the proposal to the Company by April 30, 1999. In addition, a shareholder who otherwise intends to present business at the 1999 annual meeting of shareholders (including, nominating persons for election as directors) must comply with the requirements set forth in the Company's Bylaws. Among other things, to bring business before an annual meeting, a shareholder must give written notice thereof, complying with the Bylaws, to the Secretary of the Company not later than 45 days prior to the date in the current year corresponding to the date on which the Company first mailed its proxy materials for the prior year's annual meeting. Accordingly, if the Company does not receive notice of a shareholder proposal submitted otherwise than pursuant to Rule 14a-8 prior to July 14, 1999, then the notice will be considered untimely and the Company will not be required to present such proposal at the 1999 annual meeting of shareholders. If the Board of Directors chooses to present such proposal at the 1999 annual meeting of shareholders, then the persons named in proxies solicited by the Board of Directors for the 1999 annual meeting of shareholders may exercise discretionary voting power with respect to such proposal.

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


                             THE MARCUS CORPORATION

                                  (Registrant)


DATE:  January 8, 1999    By: /s/ Stephen H. Marcus
                              --------------------------------------------------
                                  Stephen H. Marcus,
                                  Chairman of the Board, President and
                                  Chief Executive Officer

DATE:  January 8, 1999    By: /s/ Douglas A. Neis
                              --------------------------------------------------
                                  Douglas A. Neis
                                  Chief Financial Officer and Treasurer

                             THE MARCUS CORPORATION
                                    FORM 10-Q
                                       FOR
                        26 WEEKS ENDED NOVEMBER 26, 1998

                                  EXHIBIT INDEX

Exhibit         Description

  3.1           Form of Amendment to the Bylaws of The Marcus Corporation

  3.2           Bylaws of The Marcus Corporation, effective December 17, 1998

  27            Financial Data Schedule