Form 10-Q
period 1999-02-25
MARCUS CORP
filed 1999-04-12
CIK 62234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 25, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 1-12604

                             THE MARCUS CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Wisconsin                                   39-1139844
    ---------------------------------------               --------------------
       (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                    Identification No.

    250 East Wisconsin Avenue, Suite 1700
             Milwaukee, Wisconsin                                53202
    ---------------------------------------               --------------------
       (Address of principal executive                        (Zip Code)
                   offices)

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

COMMON STOCK OUTSTANDING AT APRIL 5, 1999 - 17,276,355
CLASS B COMMON STOCK OUTSTANDING AT APRIL 5, 1999 - 12,634,977

                             THE MARCUS CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                         Page

Item 1.       Consolidated Financial Statements:

              Balance Sheets
              (February 25, 1999 and May 28, 1998)..................    3

              Statements of Earnings
              (Thirteen and  thirty-nine  weeks ended  February 25,
              1999,  twelve and thirty-six  weeks ended February 5,
              1998  (as  reported)  and  thirteen  and  thirty-nine
              weeks ended February 26, 1998 (pro forma).............    5

              Statements of Cash Flows
              (Thirty-nine   weeks  ended  February  25,  1999  and
              thirty-six weeks ended February 5, 1998)..............    6

              Condensed Notes to Financial Statements...............    7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................    8

PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K......................    16

Item 11.      Signatures............................................    17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

                                                       (Unaudited)    (Audited)
                                                       February 25,    May 28,
                                                         1999           1998
                                                         ----           ----
                                                            (in thousands)
ASSETS
Current Assets:
   Cash and cash equivalents                            $  2,423     $  4,678
   Accounts and notes receivable                          11,201       14,294
   Receivables from joint ventures                         1,620        1,288
   Refundable income taxes                                 3,704        4,385
   Other current assets                                    5,436        3,773
                                                        --------     --------
     Total current assets                                 24,384       28,418

Property and equipment:
   Land and improvements                                  89,818       85,282
   Buildings and improvements                            481,531      440,737
   Leasehold improvements                                  9,376        9,355
   Furniture, fixtures and equipment                     208,235      187,341
   Construction in progress                               18,404       27,510
                                                        --------     --------
     Total property and equipment                        807,364      750,225
   Less accumulated depreciation and amortization        205,166      190,229
                                                        --------     --------
     Net property and equipment                          602,198      559,996

Other assets:
   Investments in joint ventures                           1,894        1,496
   Other                                                  20,618       18,594
                                                        --------     --------
     Total other assets                                   22,512       20,090
                                                        --------     --------
TOTAL ASSETS                                            $649,094     $608,504
                                                        ========     ========




          See accompanying notes to consolidated financial statements.

                                       3

THE MARCUS CORPORATION
Consolidated Balance Sheets

                                                       (Unaudited)   (Audited)
                                                       February 25,    May 28,
                                                          1999          1998
                                                          ----          ----
                                                            (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable                                        $  4,435     $  5,255
   Accounts payable                                       15,049       26,385
   Taxes other than income taxes                           8,882       11,404
   Accrued compensation                                    2,639        2,643
   Other accrued liabilities                              14,101       10,072
   Current maturities on long-term debt                   10,059       10,277
                                                        ---------    --------
     Total current liabilities                            55,165       66,036

Long-term debt                                           242,963      205,632
Deferred income taxes                                     29,417       26,479
Deferred compensation and other                            9,041        7,826
Shareholders' equity:
   Preferred  Stock,  $1  par;  authorized   1,000,000
      shares; none issued                                      -            -
   Common  Stock,   $1  par;   authorized   50,000,000
      shares;  issued  18,554,536  shares at  February
      25, 1999, 18,511,866 shares at May 28, 1998         18,555       18,512
   Class  B   Common   Stock,   $1   par;   authorized
      33,000,000   shares;   issued  and   outstanding
      12,634,977 at February 25,  1999,  12,677,656 at
      May 28, 1998                                        12,635       12,678
   Capital in excess of par                               40,450       40,265
   Retained earnings                                     251,287      235,708
                                                        --------     --------
                                                         322,927      307,163
   Less cost of Common Stock in treasury  (1,286,093
      shares at February 25, 1999 and 944,544 shares
      at May 28, 1998)                                    10,419        4,632
                                                        --------     --------
     Total shareholders' equity                          312,508      302,531
                                                        --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $649,094     $608,504
                                                        ========     ========

See accompanying notes to consolidated financial statements.


THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

                                                                          (As reported)            (Pro forma)(1)
                                               February 25, 1999         February 5,1998          February 26, 1998
                                             ---------------------    ---------------------    ---------------------
                                             13 Weeks     39 Weeks    12 Weeks     36 Weeks    13 Weeks     39 Weeks
                                             --------     --------    --------     --------    --------     --------
                                                              (in thousands, except per share data)
Revenues:
  Rooms and telephone                         $34,683      $130,207    $30,803      $117,698     $35,553    $127,682
  Theatre admissions                           19,422        56,967     17,038        42,370      18,369      45,878
  Theatre concessions                           8,864        25,735      7,662        18,831       8,277      20,467
  Food and beverage                            12,485        39,282     10,049        33,788      10,978      36,437
  Other income                                  6,815        25,432      5,668        19,770       6,448      21,323
                                              -------      --------    -------      --------     -------    --------
Total revenues                                 82,269       277,623     71,220       232,457      79,625     251,787

Costs and expenses:
  Rooms and telephone                          17,148        53,916     14,865        45,224      16,493      49,733
  Theatre operations                           15,596        43,937     12,675        32,368      13,667      34,860
  Theatre concessions                           2,134         6,357      2,015         4,997       2,181       5,530
  Food and beverage                             9,244        27,830      7,657        23,738       8,358      25,600
  Advertising and marketing                     5,921        19,359      4,928        15,671       5,504      17,542
  Administrative                                8,960        27,911      6,829        21,706       7,628      23,398
  Depreciation and amortization                10,085        29,199      7,591        22,164       8,282      24,157
  Rent                                            892         2,536        575         2,123         666       2,289
  Property taxes                                3,195        10,158      2,664         8,103       2,917       8,561
  Pre-opening expenses                            561         1,479        273           950         355       1,062
  Other operating expenses                      3,253        10,852      3,056         9,442       3,102       9,616
                                              -------      --------    -------      --------     -------    --------
Total costs and expenses                       76,989       233,534     63,128       186,486      69,153     202,348
                                              -------      --------    -------      --------     -------    --------

Operating income                                5,280        44,089      8,092        45,971      10,472      49,439

Other income (expense):
  Investment income (loss)                        225           548        (43)          783         (27)        849
  Interest expense                             (4,667)      (12,235)    (3,191)       (8,828)     (3,521)     (9,639)
  Gain on disposition of property and
    equipment                                      35         1,953        215           457         212         462
                                              -------      --------    -------      --------     -------    --------

                                               (4,407)       (9,734)    (3,019)       (7,588)     (3,336)     (8,328)
                                              -------      --------    -------      --------     -------    --------
Earnings before income taxes                      873        34,355      5,073        38,383       7,136      41,111
Income taxes                                      360        13,762      2,038        15,366       2,852      16,451
                                              -------        ------    -------      --------     -------    --------
Net earnings                                     $513      $ 20,593     $3,035      $ 23,017     $ 4,284    $ 24,660
                                              =======      ========    =======      ========     =======    ========

Net earnings per share:
  Basic                                       $  0.02      $   0.69    $  0.10      $   0.77     $  0.14    $   0.82
  Diluted                                     $  0.02      $   0.68    $  0.10      $   0.76     $  0.14    $   0.82
Weighted Average Shares Outstanding:
  Basic                                        29,933        30,034     30,276        29,942      30,278      29,970
  Diluted                                      30,023        30,153     30,537        30,193      30,527      30,225



(1) Pro forma information is presented as if the prior year had been reported on the new 13-week basis.



          See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

                                                                                      (in thousands)
                                                                              39 Weeks            36 Weeks
                                                                                Ended               Ended
                                                                            Feb. 25, 1999       Feb. 5, 1998
                                                                            -------------       ------------
OPERATING ACTIVITIES:
Net earnings                                                                    $ 20,593          $ 23,017
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Earnings on investments in joint ventures, net of distributions                    373               136
  Gain on disposition of property and equipment                                   (1,953)             (457)
  Depreciation and amortization                                                   29,199            22,164
  Deferred income taxes                                                            2,938               750
  Deferred compensation and other                                                  1,215             1,005
  Changes in assets and liabilities:
    Accounts and notes receivable                                                  3,093            (3,777)
    Other current assets                                                          (1,663)             (646)
    Accounts payable                                                             (11,336)            4,485
    Income taxes                                                                     681             4,316
    Taxes other than income taxes                                                 (2,522)             (436)
    Accrued compensation                                                              (4)            1,928
    Other accrued liabilities                                                      4,029               551
                                                                                ---------         ---------
Total adjustments                                                                 24,050            30,019
                                                                                ---------         ---------
Net cash provided by operating activities                                         44,643            53,036

INVESTING ACTIVITIES:
Capital expenditures, including business acquisitions                            (74,430)          (56,337)
Net proceeds from disposals of property, equipment and other assets                5,376             1,323
Purchase of interest in joint ventures                                              (771)
Increase in other assets                                                          (2,658)           (1,113)
Cash advanced to joint ventures                                                     (332)             (188)
                                                                                ---------         ---------
Net cash used in investing activities                                            (72,815)          (56,315)

FINANCING ACTIVITIES:
Debt transactions:
  Net proceeds from issuance of notes payable and long-term debt                  50,783            16,489
  Principal payments on notes payable and long-term debt                         (14,490)          (11,799)
Equity transactions:
  Treasury stock transactions, except for stock options                           (6,272)             (383)
  Exercise of stock options                                                          668             1,104
  Dividends paid                                                                  (4,772)           (3,078)
                                                                                ---------         ---------
Net cash provided by financing activities                                         25,917             2,333
                                                                                ---------         ---------

Net decrease in cash and cash equivalents                                         (2,255)             (946)
Cash and cash equivalents at beginning of year                                     4,678             7,991
                                                                                ---------         ---------
Cash and cash equivalents at end of period                                      $  2,423          $  7,045
                                                                                =========         =========



          See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION

                 CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
                      THIRTEEN AND THIRTY-NINE WEEKS ENDED
                                FEBRUARY 25, 1999
                                   (Unaudited)

A. Refer to the Company's audited financial statements (including footnotes) for the fiscal year ended May 28, 1998, contained in the Company's Form 10-K Annual Report for such fiscal year, for a description of the Company's accounting policies.

B. Beginning in fiscal 1999, the Company is dividing its fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Previously, the Company's fiscal year consisted of three 12-week quarters and a fourth quarter of 16 or 17 weeks. Comparative results for the third quarter and three quarters of fiscal 1998 are presented on a pro forma basis, as if the periods had been reported on the new basis.

C. The consolidated financial statements for the thirteen and thirty-nine weeks ended February 25, 1999, twelve and thirty-six weeks ended February 5, 1998 and pro forma thirteen and thirty-nine weeks ended February 26, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at February 25, 1999, and for all periods presented, have been made.

D. Certain items terms in the accompanying fiscal 1998 financial statements have been reclassified to conform to the fiscal 1999 presentation.

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

      Historically, the Company's fiscal year has been divided into three 12-week quarters and a final quarter consisting of 16 or 17 weeks. In fiscal 1999, the Company began dividing its fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The Company made this change in order to simplify its reporting process and provide greater consistency between quarters. To facilitate comparisons with fiscal 1999 results, comparative results for the third quarter and first three quarters of fiscal 1998 are presented on a pro forma basis, as if the periods had been reported on the new basis.

      Revenues for the third quarter of fiscal 1999 ended February 25, 1999, totaled $82.3 million, an increase of $2.6 million, or 3.3%, from pro forma revenues of $79.6 million for the third quarter of fiscal 1998. Revenues reported for the 12-week quarter ended February 5, 1998 totaled $71.2 million. The increase in revenues for the fiscal 1999 third quarter was the result of increases from the hotels and resorts division and theatre division. For the first three quarters of fiscal 1999, revenues were $277.6 million, an increase of $25.8 million, or 10.3%, from pro forma revenues of $251.8 million during the first three quarters of fiscal 1998.

      Net earnings for the third quarter of fiscal 1999 were $500,000, or $.02 per share, down 88.0% and 85.7%, respectively, from pro forma net earnings of $4.3 million, or $.14 per share, for the same quarter during the prior year. Net earnings reported for the 12-week quarter ended February 5, 1998 were $3.0 million, or $.10 per share. For the first three quarters of fiscal 1999, net earnings were $20.6 million, or $.68 per share. This represented a respective 16.5% and 17.1% decrease from pro forma net earnings of $24.7 million, or $.82 per share, for the first three quarters of fiscal 1998. All per share data presented herein is on a diluted basis.

      Operating income (earnings before other income/expense and income taxes) totaled $5.3 million during the third quarter of fiscal 1999, a decrease of $5.2 million, or 49.6%, compared to the pro forma operating income for the same prior year period. For the first three quarters of fiscal 1999, operating income was $44.1 million, a decrease of $5.3 million, or 10.8%, from pro forma operating income of $49.4 million for the first three quarters of fiscal 1998. The Company's interest expense, net of investment income, totaled $4.4 million and $11.7 million for the third quarter and first three quarters of fiscal 1999, respectively, compared to $3.5 million and $8.8 million during the same periods last year on a pro forma basis. This increase was the result of increased long-term debt levels necessary to help finance the Company's capital program, combined with reduced investment income and capitalized interest.

Year 2000 Readiness Disclosure

      The Company has undertaken a comprehensive Year 2000 compliance program that addresses this complex problem. In addition, where the Company's services or processes incorporate third-party software or products, the Company is working closely with vendors to verify and assure compliance. The Company's Year 2000 Program was given its direction by the Board of Directors and The Executive Committee in February 1998. Each division within the Company formed a task force and was given its mission with the guidance of The Year 2000 Program Office. Regular meetings are held and progress is reviewed and reported. During early 1998, the Company conducted a thorough inventory and prioritization of all items that may be impacted by the Year 2000. Inventory includes computers, operating systems, software and embedded systems. The compliance status of each inventory item is being determined from the vendor or through third party tools and testing. To date, assessment of critical inventory is complete. Each critical noncompliant item is being addressed to bring it to compliance status. Previously planned upgrades of many systems are in process including financial, HRMS and property operating systems. Completion of all required resolution efforts is scheduled to be done by October 31, 1999. Testing of each critical system is being evaluated based upon risk and business factors. Many systems have been tested already. All systems tested to date have passed the compliance test. Contingency planning will also begin April 1, 1999. This planning includes scheduling resources, disaster recovery and business continuity. The Company will also consider the Year 2000 status of each of our critical vendors and supplies in this plan.

Limited-Service Lodging

      Total revenues for the third quarter of fiscal 1999 for the limited-service lodging division were $29.3 million, a decrease of $1.6 million, or 5.1%, compared to pro forma revenues of $30.9 million during the same period in fiscal 1998. Total revenues for the first three quarters of fiscal 1999 for the limited-service lodging division were $108.9 million, an increase of $1.1 million, or 1.0%, compared to pro forma revenues of $107.8 million for the first three quarters of fiscal 1998. The limited-service lodging division's operating income for the fiscal 1999 third quarter totaled $1.0 million, a decrease of $3.4 million, or 76.9%, from pro forma operating income of $4.4 million during the same period of fiscal 1998. For the first three quarters of fiscal 1999, the limited-service lodging division's operating income totaled $21.1 million, a $5.2 million decrease, or 19.9%, from pro forma operating income of $26.3 million for the first three quarters of fiscal 1998. The division reported revenues of $27.0 million and operating income of $2.7 million for the 12-week third quarter ended February 5, 1998.

      During the third quarter of fiscal 1999, the Company officially changed the name of its Budgetel Inns to Baymont Inns and Baymont Inns & Suites. Nine new franchised Budgetel/Baymont Inns were in operation at the end of the fiscal 1999 third quarter compared to the end of the third quarter of fiscal 1998. The Company experienced lower occupancy rates and higher average daily room rates for comparable Budgetel/Baymont Inns during the third quarter of fiscal 1999, compared to the same quarter last year. The result of the occupancy decline and average daily rate increases was a 7.3% decrease in the division's revenue per available room, or RevPAR, for comparable Budgetel/Baymont Inns during the fiscal 1999 third quarter. For the first three quarters of fiscal 1999, RevPAR for comparable Budgetel/Baymont Inns decreased 1.9% from the same period last year.

      The limited-service lodging division's results continue to be impacted by the increased limited-service segment room supply, resulting in RevPAR decreases and pressure on the division's operating margin. Reduced occupancy percentages, combined with increased payroll costs in a tight labor market, have contributed to the lower operating margins. In addition, administrative costs have increased due to recent investments in information technology and personnel, including sales staff, in preparation for the Baymont name change. Offsetting these negative trends in the third quarter were increased franchise revenue and increased revenue and operating income from the division's Woodfield Suites properties.

      As the Company expected, the Baymont introduction did not immediately alter the current trends occurring in the limited-service segment of the lodging industry and may have actually contributed to a decline in occupancy during the name change transition.

Anticipated decreases in walk-in business contributed to the reduced occupancy due to the new brand's lack of name recognition. Delays in completing the new Baymont signage, caused in part by severe January weather in the Midwest, also contributed to the challenging transition during the quarter. The Company responded to the signage delays by reducing its scheduled marketing expenditures during the quarter. New signage was completed early in the fourth quarter and the Company recently began an extensive marketing campaign to introduce the Baymont brand. Although the Company expects that short-term declines in occupancy may continue during the initial introduction of the new Baymont brand, the Company believes that the long-term benefits of the name change should include expanding the Company's customer base, increasing RevPAR and increasing development opportunities.

      At the end of the fiscal 1999 third quarter, the Company owned or operated 106 Baymont Inns or Baymont Inns & Suites and franchised an additional 55 Inns, bringing the total number of Baymont Inns in operation to 160. In addition, there are currently 26 franchised locations under construction or in development, all of which are scheduled to open in calendar 1999. The Company also owns and operates six Woodfield Suites all-suite motels. The Company opened its sixth location during the fiscal 1999 third quarter. One additional Company-owned Woodfield Suites is currently under construction.

Theatres

      The theatre division's fiscal 1999 third quarter revenues were $29.1 million, an increase of $1.2 million, or 4.3%, over pro forma revenues of $27.9 million during the same fiscal 1998 period. Operating income for the third quarter of fiscal 1999 totaled $5.6 million, a decrease of $2.1 million, or 27.2%, from pro forma operating income of $7.7 million during the same period last year. The division reported revenues of $25.7 million and operating income of $7.0 million for the 12-week third quarter ended February 5, 1998. The theatre division's fiscal 1999 first three quarters revenues were $85.2 million, an increase of $15.9 million, or 22.9%, over pro forma revenues of $69.3 million during the first three quarters of fiscal 1998. Operating income for the first three quarters of fiscal 1999 was $17.4 million, an increase of $1.0 million, or 6.1%, over $16.4 million of pro forma operating income during the first three quarters of fiscal 1998. Included in fiscal 1999 third quarter and first three quarters operating income is $290,000 and $450,000, respectively, of pre-opening expenses associated with its recently opened 16-screen ultraplex and IMAX(R) theatre in Columbus, Ohio.

      Total theatre admissions for the fiscal 1999 third quarter were $19.4 million, an increase of $1.0 million, or 5.7%, over pro forma theatre admissions of $18.4 million during the same period last year. The increase in theatre admissions for the third quarter of fiscal 1999 compared to the same period during the prior year was entirely due to 100 additional screens, an increase of 33.7%, compared to the same period last year. Total theatre admissions for the fiscal 1999 first three quarters were $57.0 million, an increase of $11.1 million, or 24.2%, over pro forma theatre admissions of $45.9 million during the same period last year. The theatre division's average ticket price for the first three quarters of fiscal 1999 has increased 0.2% over the same period last year.

      Concession revenues for the fiscal 1999 third quarter totaled $8.9 million, an increase of $600,000, or 7.1%, over pro forma concession revenues of $8.3 million during the same quarter last year. Concession revenues for the fiscal 1999 first three quarters were $25.7 million, an increase of $5.3 million, or 25.7%, over pro forma concession revenues of $20.4 million during the fiscal 1998 first three quarters. The increase in concession revenues was due to increased theatre attendance from the Company's new screens and a 1.4% increase in average concession sales per person during the fiscal 1999 first three quarters compared to the same period last year.

      Total attendance for the third quarter and first three quarters of fiscal 1999 increased 9.0% and 23.9%, respectively, over pro forma total attendance during the same periods last year. Attendance at the Company's comparable locations decreased 12.1% during the third quarter and increased 0.3% during the first three quarters of fiscal 1999, compared to the prior year same periods. Fiscal 1999 third quarter attendance was negatively impacted by the lack of popular film product compared to the same period during the prior year. Fiscal 1998 attendance was significantly increased by the record-breaking results of the film Titanic. Attendance was also negatively impacted during the fiscal 1999 third quarter by a major winter storm on New Year's weekend during what is traditionally the largest theatre attendance week of the year. The Company estimates that it lost approximately $2 million in revenues due to the storm.

      Although the box office appeal of current films has improved, the Company does not presently anticipate any major box office hits for the balance of the fiscal year until Star Wars I -- The Phantom Menace is released nine days prior to the Company's fiscal year-end. Based upon current theatre industry expectations, the Company anticipates that Star Wars could have a favorable impact on division results, particularly during the first quarter of fiscal 2000. Revenues for the theatre business and the motion picture industry in general are heavily dependent upon the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which the Company has no control.

      During the third quarter of fiscal 1999, the Company acquired a 10-screen theatre in Milwaukee and closed one screen. The Company ended the third quarter with a total of 397 total screens in 46 theatres compared to 297 screens in 40 theatres at the end of the same period last year. Early during the fourth quarter of fiscal 1999, the Company acquired a 14-screen theatre in Elgin, Illinois, bringing its current screen total to 411 screens and its screens per location average to 8.7. The Company currently has 15 additional screens at existing locations under construction, including its second IMAX(R) theatre at the 20-screen Marcus Cinemas of Addison, Illinois, and another 16 screens scheduled to begin construction shortly at existing locations. The Company also has several new projects under development, including a new 15-screen ultraplex in the Minneapolis metropolitan area. The Company is also pursuing additional acquisition opportunities. During the third quarter of fiscal 1999, the Company continued to retrofit existing theatres with stadium seating. The Company currently has stadium seating in approximately 60% of its total auditoriums and the Company's goal is to have stadium seating in over 90% of its first-run auditoriums by the end of fiscal 2000.

Hotels and Resorts

      Total revenues from the hotels and resorts division during the third quarter of fiscal 1999 increased by $3.1 million, or 21.4%, to $17.2 million, compared to pro forma revenues of $14.1 million in the previous year's comparable period. Operating losses decreased by $600,000, or 49.4%, to $600,000 during the fiscal 1999 third quarter, compared to a pro forma operating loss of $1.2 million during the third quarter of fiscal 1998. The division reported revenues of $12.4 million and an operating loss of $1.1 million for the 12-week quarter ended February 5, 1998. Total revenues from the hotels and resorts division during the first three quarters of fiscal 1999 totaled $61.5 million, an increase of $8.5 million, or 16.0%, over pro forma first three quarters revenues of $53.0 million during fiscal 1998. Operating income decreased by $600,000, or 8.4%, during the first three quarters of fiscal 1999 to $7.0 million, compared to pro forma operating income of $7.6 million during the same period last year.

      Revenues from the Company's new Miramonte Resort in Indian Wells, California and improved RevPAR at all three of the Company's comparable owned hotels contributed to the revenue increases in the fiscal 1999 periods compared to the prior year's same periods. The division's total RevPAR for comparable properties increased 15.2% during fiscal 1999's third quarter compared to the same quarter last year and has increased 9.4% for the first three quarters of fiscal 1999 compared to the same period last year, primarily due to increased average daily rates. Total operating income at the three comparable owned properties for the first three quarters of fiscal 1999 has increased as well. Increased management fees, due to improved results at the Company's managed properties, contributed to the improved third quarter results. Total division operating income was negatively impacted during the third quarter and first three quarters of fiscal 1999 by approximately $200,000 and $800,000, respectively, of pre-opening cost amortization at the Miramonte, in addition to anticipated start-up operating losses at this new property. All pre-opening expenses were fully amortized during the fiscal 1999 third quarter, which should contribute to more favorable comparisons in operating income in future quarters.

      The Company began construction early in the third quarter of fiscal 1999 on a 200-room expansion of the Milwaukee Hilton, which will be connected to Milwaukee's newly opened Midwest Express Convention Center and will create the largest hotel in Wisconsin. The addition is currently scheduled to open in July 2000. Construction is expected to commence on the division's new Company-owned Monona Terrace Hilton in Madison, Wisconsin. Projected completion of the property, which will be connected to the city's new Monona Terrace Convention Center, is early in the year 2001. The Company is also moving forward on development plans for timesharing at the Grand Geneva. Construction of the initial units and sales efforts on the timeshare units may begin in the summer of 1999.

Restaurants

      Restaurant division revenues totaled $6.5 million for the third quarter of fiscal 1999, a decrease of $100,000, or 1.0%, from fiscal 1998 pro forma third quarter revenues of $6.6 million. The division's operating income for the fiscal 1999 third quarter totaled $600,000, a decrease of $200,000, or 24.7%, from pro forma operating income of $800,000 during the third quarter of fiscal 1998. The division reported revenues of $6.0 million and operating income of $700,000 for the 12-week quarter ended February 5, 1998. Restaurant division revenues totaled $21.4 million for the first three quarters of fiscal 1999, an increase of $200,000, or 0.9%, over pro forma first three quarters fiscal 1998 revenues of $21.2 million. The division's operating income totaled $2.6 million for the first three quarters of fiscal 1999, a decrease of $200,000, or 8.3%, from pro forma operating income of $2.8 million during the same period during fiscal 1998.

      The Company's KFC restaurants reported increases in revenue and operating income during the periods reported due in part to expanded lunch and snack business and the continuing success of the division's 2-in-1 KFC/Taco Bell restaurants in Milwaukee. Total division revenues decreased during the fiscal 1999 third quarter due to reduced rental income from several former restaurant locations. Total division operating income did not increase during the fiscal
1999 first three quarters compared to the prior year's same period due to a one-time insurance adjustment from a prior claim that was settled during the first quarter. Two 2-in-1 combination restaurant conversions opened during the third quarter of fiscal 1999. At the end of the fiscal 1999 third quarter, the Company operated 27 KFC restaurants and 3 KFC/Taco Bell 2-in-1 restaurants, compared to 30 KFC restaurants and 1 KFC/Taco Bell unit at the end of the same period last year.

FINANCIAL CONDITION

      The Company's lodging, movie theatre and restaurant businesses each generate significant and consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. The Company believes that these consistent and predictable cash sources, together with the availability to the Company of $27 million of unused credit lines at the end of the third quarter, should be adequate to support the ongoing operational liquidity needs of the Company's businesses. In addition, the Company anticipates increasing its total revolving credit lines from its current level of $90 million to $125 million during the fiscal 1999 fourth quarter.

      Net cash provided by operating activities decreased by $8.4 million during the 39-week first three quarters of fiscal 1999 to $44.6 million, compared to $53.0 million during the prior year's 36-week first three quarters. The decrease compared to the same period last year was primarily the result of reduced earnings and timing differences in payments of accounts payable, offset by timing differences in receipts of accounts and notes receivable. Depreciation and amortization (a non-cash expense) increased as a result of the Company's increased capital spending program.

      Net cash used in investing activities during the fiscal 1999 first three quarters totaled $72.8 million, compared to $56.3 million during the fiscal 1998 36-week first three quarters. Capital expenditures, including business acquisitions, to support the Company's continuing expansion program totaled $74.4 million during the first three quarters of fiscal 1999 compared to $56.3 million during the prior year's reported first three quarters. Approximately $45 million of the capital expenditures during the fiscal 1999 first three quarters were incurred in the theatre division to fund new theatres, screen additions to existing theatres, stadium seating retrofits and construction of the Company's first IMAX(R) theatre. An additional $10 million of the capital expenditures was incurred during construction of two Company-owned Woodfield Suites. The Company currently anticipates that total capital expenditures during fiscal 1999 will be similar to total expenditures during fiscal 1998.

      Net cash provided by financing activities during the first three quarters of fiscal 1999 totaled $25.9 million, compared to $2.3 million during the 36-week first three quarters of fiscal 1998. During the fiscal 1999 first three quarters, the Company received $50.8 million of net proceeds from the issuance of notes payable and long-term debt, compared to $16.5 million during the 36-week first three quarters of fiscal 1998. The Company issued additional long-term debt to help fund the Company's ongoing expansion plans in fiscal 1999. The Company has the ability to issue up to $85 million of additional senior notes under a private placement program and expects to issue additional notes totaling $40 million during the fourth quarter of fiscal 1999. Proceeds from the issuance of additional senior notes would be used to pay off existing debt and fund the Company's capital program.

      During the fiscal 1999 first three quarters, the Company repurchased 435,000 of its common shares in the open market pursuant to a long-standing existing repurchase program and a recently announced new repurchase program. The Company announced in the second quarter of fiscal 1999 that its Board of Directors had authorized the repurchase of up to 1 million additional shares of the Company's outstanding common stock. The repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

      The actual timing and extent of the implementation of the Company's current expansion plans will depend in large part on favorable industry and general economic conditions, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that the Company's current expansion goals will continue to evolve and change in response to these and other factors.

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

                             THE MARCUS CORPORATION

                                  (Registrant)



DATE:  April 5, 1999     By: /s/ Stephen H. Marcus
                             ---------------------------

                                 Stephen H. Marcus,

                                 Chairman of the Board, President and Chief
                                 Executive Officer

DATE:  April 5, 1999     By: /s/ Douglas A. Neis
                             ---------------------------

                                 Douglas A. Neis
                                 Chief Financial Officer and Treasurer

                             THE MARCUS CORPORATION

                                    FORM 10-Q

                                       FOR

                        39 WEEKS ENDED FEBRUARY 25, 1999

                                  EXHIBIT INDEX



Exhibit                 Description

  27              Financial Data Schedule