Form 10-K405
period 1999-05-27
MARCUS CORP
filed 1999-08-24
CIK 62234

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 27, 1999

          OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

                         Commission file number 1-12604

                             THE MARCUS CORPORATION
                           (Exact name of registrant)

                    Wisconsin                                  39-1139844
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                   Identification No.)

     250 East Wisconsin Avenue - Suite 1700                   53202-4220
              Milwaukee, Wisconsin                            (Zip Code)
    (Address of principal executive offices)

Registrant's telephone number, including area code: (414) 905-1000 Securities registered pursuant to Section 12(b) of the Act:

      Common Stock, $1 par value              New York Stock Exchange
      --------------------------              -----------------------
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

                          Yes |X|         No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 13, 1999: $270,846,264.

Number of shares outstanding of each of the classes of the registrant's capital stock as of August 13, 1999:

                  Common Stock, $1 par value: 17,401,015 shares
              Class B Common Stock, $1 par value: 12,502,026 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

1999 Annual Report to Shareholders (incorporated by reference into Parts I, II and IV); Proxy Statement for 1999 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III).

                                     PART I

                Special Note Regarding Forward-Looking Statements

          Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the following:
(i) the Company's ability to identify properties to acquire, develop and/or manage and continuing availability of funds for such development; (ii) the limited-service lodging division's ability to attract and retain quality franchise operators and to effectively execute its Baymont name change strategy;
(iii) continuing consumer demand as a result of general economic conditions with respect to the hotels and resorts and limited-service lodging divisions; (iv) continuing availability, in terms of both quality and quantity, of films for the theatre division; (v) absence of significant increases in costs of obtaining food for the restaurant division; and (vi) competitive conditions in the markets served by the Company. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.   Business.

          The Marcus Corporation through its subsidiaries (collectively, the "Company") is engaged in four business segments: limited-service lodging; movie theatres; hotels and resorts; and restaurants.

          The Company's limited-service lodging operations include a chain of 164 Baymont Inns & Suites limited-service facilities in 30 states and six Woodfield Suites all-suite hotels in Wisconsin, Colorado, Ohio and Illinois. Of the 164 Baymont Inns & Suites, 99 are owned or operated by the Company and 65 are franchised.

          The Company operates 48 movie theatres with an aggregate of 428 screens throughout Wisconsin, Illinois, Minnesota and Ohio. The Company also operates a family entertainment center, Funset Boulevard, in Appleton, Wisconsin.

          The Company's hotel and resort operations include the Pfister and the Hilton Milwaukee City Center, which are full-service hotels in Milwaukee, Wisconsin, the Grand Geneva Resort & Spa and the Miramonte Resort, which are full-facility destination resorts in Lake Geneva, Wisconsin and Indian Wells, California, respectively. The Company also manages three hotels and one resort for third parties: the Hotel Mead in Wisconsin Rapids, Wisconsin, the Crowne-Plaza Northstar in Minneapolis, Minnesota, Beverly Garland's Holiday Inn in North Hollywood, California and the Mission Point Resort on Mackinac Island, Michigan.

          The Company's restaurant division includes 27 KFC (Kentucky Fried Chicken) restaurants and 3 KFC/Taco Bell 2-in-1 restaurants in Wisconsin.

          The Company is continuing its expansion plan that it began in fiscal 1994. The Company's current plans include the following goals:

     o Completing the Baymont Inns & Suites conversion strategy in fiscal 2000, including the implementation of lobby breakfasts at a vast majority of the chain's properties, and then increasing the total number of Baymont Inns and Baymont Inns & Suites to over 300 within the next four years. The Company currently believes that most of this anticipated future growth will ultimately come from its emphasis on opening new franchised Baymont Inns and Baymont Inns & Suites. Up to two new Company-owned and 28 new franchised properties are currently in development for fiscal 2000. The Company plans to further emphasize franchising in the future by exploring the potential sale of approximately 20 Company-owned properties to new and existing franchisees over the next three years, with the Company possibly retaining a management contract in some cases.

     o Increasing its number of movie theatre screens to 500 during calendar 2000, with expected continued expansion outside of Wisconsin. Up to 60 new screens are currently planned to be opened by the Company in fiscal 2000, including 37 new screens to be added to existing locations in Wisconsin, Illinois and Minnesota and the Company's second large screen IMAX(R) 2D/3D theatre at its Addison, Illinois location. The Company also has plans to complete its stadium seating retrofit program, resulting in stadium seating in approximately 90% of its first-run screens by the end of 2000.

     o Adding one or two hotel properties each year over the next few fiscal years, either Company-owned or managed for others. In some cases, the Company may own only a partial interest in the new properties. The Company currently has two Company-owned projects under construction: an extensive addition to the Hilton Milwaukee City Center, scheduled to open in July 2000; and a 238-room public/private endeavor with the City of Madison, Wisconsin - the Hilton Madison at Monona Terrace, scheduled to open in late fiscal 2001.

     o Increasing its number of Woodfield Suites. The Company currently has one Company-owned Woodfield Suites scheduled to open late in fiscal 2000 and is evaluating additional sites and franchising opportunities.

     o Evaluating new business opportunities. The Company recently began constructing a vacation ownership development at the Grand Geneva Resort & Spa, representing the Company's entrance into the timesharing business. The Company expects to begin selling units during the summer of 1999, with construction of the first 24 units scheduled for completion by the end of the fiscal year.

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

Business Segment Data

          Certain business segment data for the Company's three most recent fiscal years relating to the Company's four industry segments is set forth in footnote 11 to the Notes to Consolidated Financial Statements included on Page 32 of the Company's 1999 Annual Report to Shareholders, which pages are incorporated by reference herein.

Limited-Service Lodging Operations

Baymont Inns & Suites

          The Company owns, operates or franchises 164 limited-service facilities, with over 16,000 available rooms, under the names "Baymont Inns" and "Baymont Inns & Suites" in 30 states. Of this total, 65 Baymont Inns & Suites are operated by franchisees, 90 are Company-owned or operated and nine are operated under joint venture agreements. During fiscal 1999, ten new franchised units were opened, with an additional 28 franchised units under construction or in development at fiscal year-end. Late in fiscal 1999, the Company sold seven
Baymont Inns & Suites, including five to a new franchisee. Depending upon favorable industry conditions and attractive opportunities, the Company currently plans to add up to 30 new Baymont Inns & Suites in fiscal 2000 (including up to two Company-owned and up to 28 franchised properties).

          During the third quarter of fiscal 1999, the Company officially changed the name of its Budgetel Inns to Baymont Inns and Baymont Inns & Suites. Targeted at the business traveler, Baymont Inns & Suites feature an upscale, contemporary exterior appearance, are generally located in high traffic commercial areas in close proximity to interstate highway exits and major thoroughfares and vary in size between 60 and 190 rooms.

          The Company believes that providing amenities typically associated with full-service hotels distinguishes Baymont Inns & Suites from many of its competitors. These amenities include executive conference centers, room-delivered complimentary continental breakfasts, king-sized beds, free local telephone calls, incoming fax transmissions, non-smoking rooms, in-room coffee makers, remote control cable televisions, extra-long telephone cords and large working desks. Additional amenities have been introduced in conjunction with the Baymont name change, including lobby breakfasts, two-room suites, 25-inch televisions, fitness facilities, voice mail, hair dryers, irons and ironing boards and complimentary copies of USA Today. To enhance customer security, all Baymont Inns & Suites feature "card key" room locking systems and provide well-lighted parking areas and all-night front desk staffing. The interior of each Baymont Inns & Suites is refurbished in accordance with a strict periodic schedule.

          Baymont Inns & Suites has a national franchise program and has increased its emphasis on opening more franchised Baymont Inns & Suites. Support offices in Atlanta, Chicago and Dallas and a service office in Florida are intended to help support expansion of the Baymont

Inns & Suites franchise. Franchisees pay an initial franchise fee and annual marketing assessments, reservation system assessments and royalty fees based on room revenues. The Company is qualified to sell, and anticipates ultimately selling, franchises in all 50 states. The Company plans to further emphasize franchising in the future by exploring the potential sale of approximately 20 Company-owned properties to new and existing franchisees over the next three years as a part of the Company's strategy to emphasize growth through franchising. In some cases, the Company may continue to manage a sold property for a new owner under a management contract for an agreed upon period. The Company believes that by selling selected properties, its franchise partners will have the opportunity to develop a significant market presence and will also allow the Company to use capital for other growth opportunities, including developing Baymont properties in new markets.

Woodfield Suites

          The Company operates six mid-priced, all-suite hotels under the name "Woodfield Suites." In fiscal 1999, the Company opened a new Company-owned property in Bannockburn (suburban Chicago), Illinois. Another new Company-owned property is under construction near the River Walk in San Antonio, Texas, which is scheduled to open in fiscal 2000. The Bannockburn property is the prototype for future new construction.

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

Hotels and Resorts Operations

The Pfister Hotel

          The Company owns and operates the Pfister Hotel in downtown Milwaukee. The Pfister Hotel, a full service, luxury hotel, has 307 rooms (including 80 luxury suites), three restaurants, a cocktail lounge, a night club, an indoor swimming pool, an exercise facility and a 275-car parking ramp. The Pfister has 20,000 square feet of banquet and convention facilities. Banquet and meeting rooms accommodate up to 3,000 persons and the hotel features two large ballrooms, including one of the largest ballrooms in the Milwaukee metropolitan area, with banquet seating for 1,200 people. A portion of the Pfister's first-floor space is leased for use by retail tenants. In fiscal 1999, the Pfister Hotel earned its 23rd consecutive four-diamond award from the American Automobile Association. The Pfister is also a member of Preferred Hotels and Resorts Worldwide Association, an organization of independent luxury hotels and resorts, and the Association of Historic Hotels of America. The Company has also begun planning for a health and fitness center on the top floor of the hotel.

The Hilton Milwaukee City Center

          The Company owns and operates the 500-room Hilton Milwaukee City Center. All 500 guest rooms, bathrooms, public areas and a significant portion of meeting space were remodeled in 1995. The Hilton franchise affiliation has benefited the Hilton Milwaukee City Center through the Hilton's international centralized reservation and marketing system, advertising cooperatives and frequent stay programs. During fiscal 1999, the Company began construction on an extensive addition. Upon completion, the hotel will include 750 rooms, expanded meeting space, a skywalk to Milwaukee's new convention center and a water-themed family fun center which will feature a sand beach, lounge and restaurant, all with a Caribbean atmosphere.

The Grand Geneva Resort & Spa

          The Grand Geneva Resort & Spa in Lake Geneva, Wisconsin is a full-facility destination resort located on 1,300 acres. The largest convention resort in Wisconsin includes 355 guest rooms, 50,000 square feet of banquet, meeting and exhibit space, three specialty restaurants, two cocktail lounges, two championship golf courses, several ski-hills, four indoor and five outdoor tennis courts, three swimming pools, a spa and fitness complex, horse stables and an on-site airport. During fiscal 1999, the Company added a new 6,600 square foot ballroom and completed improvements to the resort's two championship golf courses.

          The Company recently began construction of a vacation ownership development representing the Company's entrance into the timesharing business. The Company will begin selling its first 24 units during the summer of 1999, with construction of the units scheduled for completion by the end of fiscal 2000. Condominium owners will be able to participate in exchange programs through Resort Condominiums International.

Miramonte Resort

          The Miramonte Resort in Indian Wells, California, a boutique luxury resort located on 11 landscaped acres, opened in 1998 following an extensive renovation. The resort includes 14 two-story Tuscan style buildings housing 226 guest rooms, one restaurant, one lounge and 9,500 square feet of banquet, meeting and exhibit space, including a 5,000 square foot grand ballroom. Additionally, there is a fully equipped fitness center and two outdoor swimming pools, each with an adjacent jacuzzi spa and sauna. New amenities include outdoor meeting facilities, a golf concierge and Rolls Royce limousine service. During fiscal 1999, the Miramonte Resort was awarded the AAA Four Diamond Award after only six months of operation.

Operated and Managed Hotels

          The Company operates the Crowne Plaza-Northstar Hotel in Minneapolis, Minnesota. The Crowne Plaza-Northstar Hotel is located in downtown Minneapolis and has 226 rooms, 13 meeting rooms, 6,370 square feet of ballroom and convention space, one restaurant, one cocktail lounge and an exercise facility.

          The Company manages the Hotel Mead in Wisconsin Rapids, Wisconsin. The Hotel Mead has 157 guest rooms, 11 meeting rooms totaling 14,000 square feet of meeting space, two cocktail lounges, two restaurants and an indoor pool with a sauna and whirlpool. During fiscal 1999, the Company provided planning and technical assistance for construction of a new 89-room tower and expanded conference and health club facilities.

          The Company manages Beverly Garland's Holiday Inn in North Hollywood, California. The Beverly Garland has 255 rooms, including 12 suites, meeting space for up to 600, including an amphitheater and ballroom, and an outdoor swimming pool and lighted tennis courts. The mission-style hotel is located on seven acres near Universal Studios.

          The Company also manages the Mission Point Resort on Mackinac Island, Michigan. The Mission Point Resort is a seasonal property and has 239 rooms and suites, a 3,000 square foot health club and fitness center, three restaurants, tennis courts, a swimming pool and a 575-seat theatre. In fiscal 1999, the Company guided the addition of an 18-hole executive putting course, the renovation of an eight-story observation tower/museum, the conversion of additional rooms into suites and the upgrading of restaurant operations.

New Developments

          The Company commenced construction late in fiscal 1999 on the Company's new Hilton Madison at Monona Terrace, a 238-room hotel that will be connected by skywalk to the new Monona Terrace Convention Center in Madison, Wisconsin and is scheduled to open in late fiscal 2001.

Theatre Operations

          At the end of fiscal 1999, the Company operated 48 movie theatre locations with an aggregate of 428 screens in Wisconsin, Illinois, Minnesota and Ohio for an average of 8.9 screens per location, compared to an average of 7.8 screens per location at the end of fiscal 1998 and 7.4 at the end of fiscal 1997. The Company's facilities include 46 multi-screen complexes and two single-screen theatres. The theatre division's long-term growth strategy is to focus on multi-screen theatres having between 12 and 20 screens which typically vary in seating capacity from 150 to 450 seats per screen. Multi-screen theatres allow the Company to offer a more diversified selection of films to attract additional customers, exhibit movies in larger or smaller auditoriums within the same theatre depending on the popularity of the movie and benefit from the economies of having common box office, concession, projection and lobby facilities. Most of the Company's movie theatres feature exclusively first-run films.

          The Company added 67 screens in fiscal 1999, including the acquisitions of a 10-screen theatre in Milwaukee, a 14-screen theatre in Elgin, Illinois, and a 10-screen theatre in Wausau, Wisconsin. The Company also opened its first IMAX theatre as part of a new 17-screen UltraPlex(TM) in Columbus, Ohio. A second IMAX opened at the Company's existing 20-screen UltraPlex(TM) in Addison, Illinois, just after the end of the fiscal year. At fiscal year end, the Company operated 394 first-run screens and 34 budget-oriented screens. The Company plans on opening up to 60 additional new screens in fiscal 2000.

          The results of the Company's movie theatre business and the motion picture industry in general are largely dependent upon the box office appeal and marketing of available first-run films, factors over which the Company has no control. Movie production has been stimulated by additional demand from ancillary markets such as home video, pay-per-view and cable television, as well as increased demand from foreign film markets. Fiscal 1999 featured such box office hits as Saving Private Ryan, There's Something About Mary, Armageddon, Bug's Life, Waterboy, Star Wars I: The Phantom Menace and The Matrix.

          The Company obtains its films from the national motion picture production and distribution companies and is not dependent on any single motion picture supplier. Booking, advertising, concession purchases and promotion are handled centrally by an administrative staff.

          The Company strives to provide its movie patrons with high-quality picture and sound presentation in clean, comfortable, attractive and contemporary theatre environments. Substantially all of the Company's movie theatre complexes feature either digital sound, Dolby or other stereo sound systems; acoustical ceilings; side wall insulation; engineered drapery folds to eliminate sound imbalance, reverberation and distortion; tiled floors; loge seats; cup-holder chair-arms; and computer-controlled heating, air conditioning and ventilation. Computerized box offices permit all of the Company's movie theatres to sell tickets in advance. The Company's theatres are accessible to persons with disabilities and provide wireless headphones for hearing-impaired moviegoers. Other amenities at certain theatres include THX auditoriums, which allow customers to hear the softest and loudest sounds, and touch-screen, computerized, self-service ticket kiosks, which simplify advance ticket purchases. The Company also operates an exclusive customer information telephone system in Milwaukee and Madison, allowing customers to call for information regarding the locations, times and titles of movies being shown by the Company throughout each metropolitan area. In fiscal 1999, the Company also introduced the Marcus Movie Hitline, which is a satellite-based automated telephone ticketing system enabling moviegoers to buy tickets to any of 12 Marcus first-run theatres in the metropolitan Milwaukee area and its two theatres in Columbus, Ohio using a credit card.

          In fiscal 1999, the Company debuted Marcus Theatres' Luxury Cinema concept at the West Point Cinema in suburban Milwaukee, featuring amenities such as leather rocker seating with side tables, gourmet foods, a lounge, discounted childcare, concierge service and weekend valet parking. The Company also debuted the largest traditional theatre screen in the Midwest at the Westown Cinemas in suburban Milwaukee. The 75-foot wide, 32-foot high UltraScreen(TM) is nearly three times the size of traditional theatre screens.

          The Company has enhanced its offerings of amenities at over 60% of its theatres with stadium seating, a tiered seating system that permits unobstructed viewing. The Company is now installing stadium seating in all of its new theatres and is continuing an extensive program to add stadium seating to over 90% of its existing first-run screens by the end of 2000.

          The Company sells food and beverage concessions at all of its movie theatres. The Company believes that a wide variety of food and beverage items, properly merchandised, increases concession revenue per patron. Although popcorn still remains the traditional favorite with moviegoers, the Company continues to upgrade its available concessions by offering varied choices. For example, some of the Company's theatres offer hot dogs, pizza, ice cream, pretzel bites, frozen yogurt, coffee, mineral water and juices.

          The Company also owns a family entertainment center, Funset Boulevard, adjacent to its 11-screen movie theatre in Appleton, Wisconsin. Funset Boulevard features a 40,000 square foot Hollywood-themed indoor amusement facility, including a restaurant, party room, a laser tag center, virtual reality games, an arcade, an outdoor miniature golf course and batting cages.

Restaurant Operations

          The Company has non-exclusive franchise rights to operate KFC restaurants in the Milwaukee metropolitan area and in northeast Wisconsin. The Company has operated KFC restaurants for 38 years and currently operates 27 KFC restaurants and 3 KFC/Taco Bell 2-in-1 restaurants. The Company is the largest operator of KFC restaurants in Wisconsin, based on the number of facilities operated. The restaurants feature Kentucky Fried Chicken and other franchisor-authorized food items.

          Virtually all of the Company's KFC restaurants feature inside seating for approximately 24 to 54 customers, drive-thru windows and updated electronic equipment to better facilitate food preparation and order processing. Twelve locations in the Fox Valley and Milwaukee metropolitan areas offer home delivery.

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

          In fiscal 1999, the Company opened two additional combined two-in-one KFC and Taco Bell locations in Milwaukee, Wisconsin.

Competition

          In each of its businesses the Company experiences intense competition from national and/or regional chain and franchise operations, some of which have substantially greater financial and marketing resources than the Company. Most of the Company's facilities are located in close proximity to other facilities which compete directly with those of the Company.

          The Company's Baymont Inns & Suites compete with such national limited-service lodging chains as Days Inn, Hampton Inn (owned by The Promus Companies Incorporated), Fairfield Inn (owned by Marriott Corporation), Red Roof Inn, La Quinta Inn, Comfort Inn and others, as well as a large number of regional and local chains. The Company's Woodfield Suites compete with such national chains as Embassy Suites, Comfort Suites, AmeriSuites and Courtyard by Marriott, as well as other regional and local all-suite facilities.

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

          The Company's movie theatres compete with large national movie theatre operators, such as AMC Entertainment, General Cinemas, Cinemark, Regal Cinemas, Loews Cineplex and Carmike Cinemas, as well as with a wide array of smaller first-run and discount exhibitors. Although movie exhibitors also generally compete with the home video, pay-per-view and cable television markets, the Company believes that such ancillary markets have assisted the growth of the movie theatre industry by encouraging the production of first-run movies released for initial movie theatre exhibition, which establishes the demand for such movies in these ancillary markets.

          The Company believes that the principal factors of competition in each of its businesses, in varying degrees, are the price and quality of its product, quality and location of its facilities, and customer service. The Company believes that it is well positioned to compete on the basis of these factors.

Seasonality

          Historically, the Company's first fiscal quarter has produced the strongest operating results, because this period coincides with the typical summer seasonality of the movie theatre industry and the summer strength of the Company's lodging and food service businesses. The Company's third fiscal quarter has historically produced the weakest operating results primarily due to the effects of reduced travel during the winter months on the Company's lodging businesses.

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

Employees

          As of the end of fiscal 1999, the Company had approximately 7,300 employees, a majority of whom were employed on a part-time basis. A majority of the Company's hotel employees in Milwaukee, Wisconsin are covered by collective bargaining agreements which expire in June 2002. A number of the Company's hotel employees in Minneapolis, Minnesota are covered by collective bargaining agreements which expire in April 2000. Relations with employees have been satisfactory and there have been no work stoppages due to labor disputes.

Item 2.  Properties.

          The Company owns a substantial portion of its facilities, including the Pfister Hotel, the Hilton Milwaukee City Center, the Grand Geneva Resort and Spa and the Miramonte Resort, all of the Company-owned Baymont Inns & Suites and Woodfield Suites, the majority of its theatres and restaurants, and leases the remainder. The Company also manages four hotel properties for third parties. Additionally, the Company owns properties acquired for the future construction and operation of new Company operating facilities. Some of its properties are leased from entities owned by principal shareholders of the Company. All of the Company's properties are suitably maintained and adequately utilized to cover the respective business segment served.

          The operating properties owned, leased and franchised by the Company are summarized in the following table:

                               Total                   Leased     Leased      Managed     Managed
                             Number of                  from      from         for         for
                             Facilities               Unrelated   Related     Related    Unrelated      Owned By
     Business Segment       in Operation   Owned(1)    Parties    Parties     Parties     Parties    Franchisees(2)
     ----------------       ------------   --------    -------    -------     -------     -------    --------------
Restaurants:
  KFC                            30           29           1         0           0           0            0
Movie Theatres:                  48           35          12         1           0           0            0
Hotels and Resorts:
  Hotels                          5            2           0         0           0           3
  Resorts                         3            2           0         0           0           1
Limited-Service Lodging:
  Baymont Inns & Suites         164           89           0         0           9           1            65
  Woodfield Suites                6            6           0         0           0           0             0
                                ---          ---          --        --          --          --            --
           TOTALS               256          163          13         1           9           5            65
                                ===          ===          ==        ==          ==          ==            ==
------------------------

(1) One of the KFC  restaurants,  two of the movie  theatres and two of the Baymont Inns & Suites are on land leased from  unrelated parties under  long-term  leases.  One of the Baymont Inns & Suites and one of the Woodfield  Suites are located on land leased from related  parties.  The Company's  partnership  interests in nine Baymont Inns & Suites that it manages and one movie theatre that it leases are not included in this column.

(2) The Company manages three Baymont Inns & Suites for franchisees.


          Certain of the above individual properties or facilities are subject to purchase money or construction mortgages or commercial lease financing arrangements; none of these encumbrances are considered in the aggregate to be material to the Company.

          The terms of over 90% of the Company's operating property leases expire on various dates after fiscal 2000 (assuming exercise by the Company of all renewal and extension options).

Item 3.   Legal Proceedings.

          The Company does not believe that any pending legal proceeding involving the Company is material to its business. No legal proceeding required to be disclosed under this item was terminated during the fourth quarter of the Company's 1999 fiscal year.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's 1999 fiscal year.

                          EXECUTIVE OFFICERS OF COMPANY

          Each of the current executive officers of the Company is identified below together with information about each such officer's age, current position with the Company and employment history for at least the past five years:

      Name                         Position                              Age
      ----                         --------                              ---
Stephen H. Marcus         Chairman of the Board, President
                              and Chief Executive Officer                 64

Bruce J. Olson            Group Vice President                            49

H. Fred Delmenhorst       Vice President-Human Resources                  58

Thomas F. Kissinger       General Counsel and Secretary                   39

Douglas A. Neis           Chief Financial Officer and Treasurer           40

          Stephen H. Marcus has been Chairman of the Board of the Company since December 1991 and President and Chief Executive Officer since December 1988. Mr. Marcus has been employed by the Company for 38 years.

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

                                     PART II

Item 5.   Market for the Company's Common Equity and Related Shareholder
          Matters.

          The information required by this item is incorporated by reference to the information pertaining thereto included on Pages 35 and 37 of the Company's 1999 Annual Report to Shareholders.

Item 6.   Selected Financial Data.

          The information required by this item is incorporated by reference to the information pertaining thereto included on Page 34 of the Company's 1999 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The information required by this item is incorporated by reference to the information pertaining thereto included on Pages 14 through 21 of the Company's 1999 Annual Report to Shareholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

          The information required by this item is incorporated by reference to the information pertaining thereto included on Page 16 of the Company's 1999 Annual Report to Shareholders.

Item 8.   Financial Statements and Supplementary Data.

          The information required by this item is incorporated by reference to the information pertaining thereto included on Pages 22 through 33 and 35 of the Company's 1999 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

          The information required by this item with respect to directors is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled "Election of Directors" in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders scheduled to be held October 4, 1999 (the "Proxy Statement"). The required information with respect to executive officers appears at the end of Part I of this Form 10-K.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)    Financial Statements.

          The consolidated financial statements of the Company as of May 27, 1999 and May 28, 1998 and for each of the three years in the period ended May 27, 1999, together with the report thereon of Ernst & Young LLP, dated July 16, 1999, appear on Pages 22 through 33 of the Company's 1999 Annual Report to Shareholders, and are incorporated herein by reference.

(a)(2)    Financial Statement Schedules.

          All schedules are omitted because they are inapplicable, not required under the instructions or the financial information is included in the consolidated financial statements or notes thereto.

(a)(3)    Exhibits.

          The exhibits filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.*

(b)       Reports on Form 8-K.

          The Company did not file a Form 8-K with the Securities and Exchange Commission during the fourth quarter of fiscal 1999.

------------------

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

                                        THE MARCUS CORPORATION

Date:  August 24, 1999                  By:/s/ Stephen H. Marcus
                                           -----------------------------------
                                           Stephen H. Marcus,
                                           Chairman of the Board and President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities as of the date indicated above.


By:/s/ Stephen H. Marcus                By:/s/ Daniel F. McKeithan
   ----------------------------------      ------------------------------------
   Stephen H. Marcus, Chairman of the      Daniel F. McKeithan, Jr., Director
   Board and President (Chief
   Executive Officer)


By:/s/ Douglas A. Neis                  By:/s/ Diane Marcus Gershowitz
   ----------------------------------      ------------------------------------
   Douglas A. Neis, Treasurer and          Diane Marcus Gershowitz, Director
   Controller (Chief Financial and
   Accounting Officer)


By:/s/ Bruce J. Olson                   By:/s/ Timothy E. Hoeksema
   ----------------------------------      ------------------------------------
   Bruce J. Olson, Director                Timothy E. Hoeksema, Director


By:/s/ Philip L. Milstein               By:/s/ Allan H. Selig
   ----------------------------------      ------------------------------------
   Philip L. Milstein, Director            Allan H. Selig, Director


By:/s/ Bronson J. Haase
   ----------------------------------
   Bronson J. Haase, Director

                                  EXHIBIT INDEX

No.                      Description
---                      -----------
3.1       Restated  Articles of  Incorporation.  [Incorporated  by  reference to
          Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 13, 1997.]

3.2* Bylaws, as amended as of December 17, 1998. [Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 26, 1998.]

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

4.3 First Supplement to Note Purchase Agreements dated May 15, 1998. [Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 1998.]

4.4       Second Supplement to Note Purchase Agreements dated May 7, 1999.

4.5 Credit Agreement dated as of April 29, 1999, among the Company, Bank of America National Trust and Savings Association, as Administrative Agent, Bank One, Wisconsin, as Documentation Agent, the other financial institutions parties thereto and Nationsbanc Montgomery Securities LLC, as Sole Arranger and Sole Book Manager.

4.6 Other than as set forth in Exhibits 4.1, 4.2, 4.3, 4.4 and 4.5, the Company has numerous instruments which define the rights of holders of long-term debt. These instruments, primarily promissory notes, have arisen from the purchase of operating properties in the ordinary course of business. These instruments are not being filed with this Annual Report on Form 10-K in reliance upon Item 601(b)(4)(iii) of Regulation S-K. Copies of these instruments will be furnished to the Securities and Exchange Commission upon request.

10.1 The Company is the guarantor and/or obligor under various loan agreements in connection with operating properties (primarily Baymont Inns & Suites) which were financed through the issuance of industrial development bonds. These loan agreements and the additional documentation relating to these projects are not being filed with this Annual Report on Form 10-K in reliance upon Item 601(b)(4)(iii) of Regulation S-K. Copies of these documents will be furnished to the Securities and Exchange Commission upon request.

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

10.4* The Marcus Corporation 1995 Equity Incentive Plan, as amended, subject to approval at the 1999 Annual Meeting of Shareholders.

10.5* The Marcus Corporation 1994 Nonemployee Director Stock Option Plan. [Incorporated by reference to Exhibit A to the Company's 1994 Proxy Statement.]

13 The Company's 1999 Annual Report to Shareholders, to the extent incorporated by reference herein.

21        Subsidiaries of the Company as of May 27, 1999.

23        Consent of Ernst & Young LLP.

27        Financial Data Schedule for the fiscal year ended May 27, 1999.

99 Proxy Statement for the 1999 Annual Meeting of Shareholders. (The Proxy Statement for the 1999 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 1999 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.)


----------

* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.