Form 10-Q
period 1999-08-26
MARCUS CORP
filed 1999-10-12
CIK 62234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 26, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 1-12604
                                                -------

                             THE MARCUS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Wisconsin                             39-1139844
     -------------------------------------------        ------------------
          (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)                 Identification No.

        250 East Wisconsin Avenue, Suite 1700
              Milwaukee, Wisconsin                           53202
     -------------------------------------------        ------------------
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

                               Yes   X      No
                                   -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK OUTSTANDING AT OCTOBER 6, 1999 - 17,405,854
CLASS B COMMON STOCK OUTSTANDING AT OCTOBER 6, 1999 - 12,502,026

                             THE MARCUS CORPORATION
                             ----------------------

                                      INDEX
                                      -----

PART I-FINANCIAL INFORMATION                                                Page
                                                                            ----

Item 1.   Consolidated Financial Statements:

          Balance Sheets
          (August 26, 1999 and May 27, 1999).............................     3

          Statements of Earnings
          (Thirteen weeks ended August 26, 1999 and thirteen weeks
          ended August 27, 1998).........................................     5

          Statements of Cash Flows
          (Thirteen weeks ended August 26, 1999 and thirteen weeks
          ended August 27, 1998).........................................     6

          Condensed Notes to Financial Statements........................     7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................     8

PART II-OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...............................     17

Item 11.  Signatures.....................................................     18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

                                                       (Unaudited)    (Audited)
                                                        August 26,      May 27,
                                                          1999           1999
                                                          ----           ----
                                                              (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                              $4,324         $3,499
  Accounts and notes receivable                          13,311         11,059
  Receivables from joint ventures                         1,719          1,739
  Refundable income taxes                                     -          6,041
  Other current assets                                    2,945          4,400
                                                        -------        -------
    Total current assets                                 22,299         26,738

Property and equipment:
  Land and improvements                                  90,998         88,221
  Buildings and improvements                            485,433        478,576
  Leasehold improvements                                 10,575          9,904
  Furniture, fixtures and equipment                     220,909        213,408
  Construction in progress                               22,512         28,620
                                                       --------       --------
    Total property and equipment                        830,427        818,729
  Less accumulated depreciation and amortization        213,970        207,516
                                                        -------        -------
    Net property and equipment                          616,457        611,213

Other assets:
  Investments in joint ventures                           2,318          2,045
  Other                                                  37,164         36,120
                                                       --------       --------
    Total other assets                                   39,482         38,165
                                                       --------       --------

TOTAL ASSETS                                           $678,238       $676,116
                                                       ========       ========


          See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

                                                          (Unaudited) (Audited)
                                                           August 26,   May 27,
                                                             1999        1999
                                                             ----        ----
                                                               (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                             $5,010      $4,479
  Accounts payable                                          11,576      22,958
  Income taxes                                               1,440           -
  Taxes other than income taxes                             11,960       9,575
  Accrued compensation                                       3,316       2,617
  Other accrued liabilities                                 15,098       9,287
  Current maturities on long-term debt                      12,602      10,470
                                                          --------    --------
    Total current liabilities                               61,002      59,386

Long-term debt                                             251,778     264,270
Deferred income taxes                                       32,469      31,405
Deferred compensation and other                              7,844       7,481
Shareholders' equity:
  Preferred Stock, $1 par; authorized 1,000,000 shares;
    none issued
  Common Stock, $1 par; authorized 50,000,000 shares;
    issued 18,687,487 shares at August 26, 1999,
    18,680,508 shares at May 27, 1999                       18,687      18,681
  Class B Common Stock, $1 par; authorized 33,000,000
    shares; issued and outstanding 12,502,026 at
    August 26, 1999, 12,509,014 at May 27, 1999
                                                            12,502      12,509
  Capital in excess of par                                  40,710      40,685
  Retained earnings                                        264,083     252,498
  Accumulated other comprehensive loss                        (193)       (214)
                                                             -----       -----
                                                           335,789     324,159
  Less cost of Common Stock in treasury (1,283,651
    shares at August 26, 1999 and 1,280,676 shares
    at May 27, 1999)
                                                           (10,644)    (10,585)
                                                          --------    --------
    Total shareholders' equity                             325,145     324,159
                                                           -------     -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $678,238    $676,116
                                                          ========    ========


          See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

                                                                                    13 Weeks Ended
(in thousands, except per share data)                                         August 26,       August 27,
                                                                                 1999             1998
                                                                              ----------       ----------
  Revenues:
     Rooms and telephone                                                       $49,934          $52,049
     Theatre admissions                                                         28,648           22,369
     Theatre concessions                                                        12,800           10,076
     Food and beverage                                                           7,029            6,492
     Other income                                                                9,306            8,992
                                                                                 -----            -----
  Total revenues                                                               107,717           99,978

  Costs and expenses:
     Rooms and telephone                                                        18,408           18,247
     Theatre operations                                                         22,011           16,928
     Theatre concessions                                                         3,031            2,441
     Food and beverage                                                           5,266            4,719
     Advertising and marketing                                                   6,359            6,107
     Administrative                                                              9,965            9,491
     Depreciation and amortization                                              10,003            8,818
     Rent                                                                          825              595
     Property taxes                                                              3,406            3,381
     Pre-opening expenses                                                          372              408
     Other operating expenses                                                    3,571            3,681
                                                                                 -----            -----
  Total costs and expenses                                                      83,217           74,816
                                                                                ------           ------

  Operating income                                                              24,500           25,162

  Other income (expense):
     Investment income                                                             377              176
     Interest expense                                                           (4,880)          (4,016)
     Gain on disposition of property and equipment                               1,327            1,387
                                                                                 -----            -----
                                                                                (3,176)          (2,453)
                                                                               -------          -------

  Earnings from continuing operations before income taxes                       21,324           22,709
  Income taxes                                                                   8,628            9,080
                                                                                 -----            -----
  Earnings from continuing operations                                           12,696           13,629

  Discontinued operations (Note 2):
     Income from discontinued operations, net of income
       taxes of $322,000 in 1999 and $374,000 in 1998                              474              562
                                                                                   ---              ---

  Net earnings                                                                 $13,170          $14,191
                                                                               =======          =======

  Earnings per share - Basic:
     Continuing operations                                                       $0.42            $0.45
     Discontinued operations                                                     $0.02            $0.02
                                                                                 -----            -----
     Net earnings per share                                                      $0.44            $0.47
                                                                                 =====            =====

  Earnings per share- Diluted:
     Continuing operations                                                       $0.42            $0.45
     Discontinued operations                                                     $0.02            $0.02
                                                                                 -----            -----
     Net earnings per share                                                      $0.44            $0.47
                                                                                 =====            =====

  Weighted Average Shares Outstanding:
     Basic                                                                      29,906           30,201
     Diluted                                                                    29,946           30,362
  See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

                                                                                    (in thousands)
                                                                              August 26,       August 27,
                                                                                1999             1998
                                                                                ----             ----
OPERATING ACTIVITIES:
Net earnings                                                                   $13,170          $14,191
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Earnings on investments in joint ventures, net of distributions                 (273)            (265)
  Gain on disposition of property and equipment                                 (1,327)          (1,387)
  Depreciation and amortization                                                 10,373            9,245
  Deferred income taxes                                                          1,064              901
  Deferred compensation and other                                                  363              702
  Changes in assets and liabilities:
    Accounts and notes receivable                                               (2,252)          (2,407)
    Other current assets                                                         1,455              774
    Accounts payable                                                           (11,382)          (8,252)
    Income taxes                                                                 7,481            7,745
    Taxes other than income taxes                                                2,385              321
    Accrued compensation                                                           699            1,621
    Other accrued liabilities                                                    5,811            5,407
                                                                                 -----            -----
Total adjustments                                                               14,397           14,405
                                                                                ------           ------
Net cash provided by operating activities                                       27,567           28,596

INVESTING ACTIVITIES:
Capital expenditures, including business acquisitions                          (20,800)         (21,762)
Net proceeds from disposals of property, equipment and other assets              6,539            1,760
Increase in other assets                                                        (1,052)            (317)
Cash received from (advanced to) joint ventures                                     20              (19)
                                                                                    --             ----
Net cash used in investing activities                                          (15,293)         (20,338)

FINANCING ACTIVITIES:
Debt transactions:
  Net proceeds from issuance of notes payable and long-term debt                   963              576
  Principal payments on notes payable and long-term debt                       (10,792)          (5,529)
Equity transactions:
  Treasury stock transactions, except for stock options                            (38)          (3,805)
  Exercise of stock options                                                          -              425
  Dividends paid                                                                (1,582)          (1,603)
                                                                                 -----            -----
Net cash used in financing activities                                          (11,449)          (9,936)
                                                                                ------           ------

Net increase (decrease) in cash and cash equivalents                               825           (1,678)
Cash and cash equivalents at beginning of year                                   3,499            4,678
                                                                                 -----            -----
Cash and cash equivalents at end of period                                      $4,324           $3,000
                                                                                ======           ======


          See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION

                 CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
                      THIRTEEN WEEKS ENDED AUGUST 26, 1999
                                   (Unaudited)

1.   General

Accounting Policies - Refer to the Company's audited financial statements (including footnotes) for the fiscal year ended May 27, 1999, contained in the Company's Form 10-K Annual Report for such year, for a description of the Company's accounting policies.

Basis of Presentation - The consolidated financial statements for the thirteen weeks ended August 26, 1999 and August 27, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at August 26, 1999, and for all periods presented have been made.

Reclassifications - Certain items in the accompanying fiscal 1999 financial statements have been reclassified to conform to the fiscal 2000 presentation.

2.   Discontinued Operations

On September 23, 1999, the Company entered into agreements to sell its 30 KFC and KFC/Taco Bell 2-in-1 restaurants. The asset sales, which consist primarily of land, building and equipment, are scheduled to close in November 1999. In accordance with the provisions of Accounting Principles Board Opinion No. 30 concerning reporting the effect of disposal of a segment of a business, the results of operations of the KFC division have been classified as discontinued in the accompanying consolidated statements of earnings. Prior period financial statements have been restated to conform to the current year presentation. Revenues from discontinued operations for the thirteen weeks ended August 26, 1999 and August 27, 1998 were $6,653,000 and $7,382,000, respectively.

3.   Business Segment Information

The Company's primary operations are reported in the following three business segments: Limited-Service Lodging, Theatres and Hotels/Resorts. The Restaurant business segment has been presented as discontinued operations in the accompanying consolidated financial statements. Rental revenues and operating income resulting from the leasing of several Company-owned restaurants to other restaurant operators, which had previously been included in Restaurant segment results, will now be included in Corporate items. Corporate items include amounts not allocable to the business segments and consist principally of rental revenue and general corporate expenses. Prior period business segment information has been restated to conform to the current year presentation.

Following is a summary of business segment information for the thirteen weeks ended August 26, 1999 and August 27, 1998 (in thousands):

13 Weeks Ended             Limited-Service                                               Corporate
August 26, 1999                    Lodging         Theatres     Hotels/Resorts               Items              Total
---------------                    -------         --------     --------------               -----              -----
Revenues                           $39,880          $42,321            $25,125               $391            $107,717
Operating Income                    10,350            9,837              5,580             (1,267)             24,500

13 Weeks Ended             Limited-Service                                               Corporate
August 27, 1998                    Lodging         Theatres     Hotels/Resorts               Items              Total
--------                           -------         --------     --------------               -----              -----
Revenues                           $41,939          $33,314            $24,166               $559             $99,978
Operating Income                    12,834            8,100              5,326             (1,098)             25,162

                             THE MARCUS CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Special Note Regarding Forward-Looking Statements

     Certain matters discussed in this Management's Discussion and Analysis of Results of Operations and Financial Condition are Aforward-looking statements@ intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the following: (i) the Company's ability to identify properties to acquire, develop and/or manage and continuing availability of funds for such development; (ii) the limited-service lodging division's ability to attract and retain quality franchise operators and to effectively execute its Baymont name change strategy; (iii) continuing consumer demand as a result of general economic conditions with respect to the hotels and resorts and limited-service lodging divisions; (iv) continuing availability, in terms of both quality and quantity, of films for the theatre division; and (v) competitive conditions in the markets served by the Company. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

General

     The Marcus Corporation reports consolidated and individual segment results of operations on a 52-or 53-week fiscal year ending on the last Thursday in May. Fiscal 2000 and fiscal 1999 are 52-week years for the Company. The Company divides its fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks.

     Revenues from continuing operations for the first quarter of fiscal 2000 ended August 26, 1999, totaled $107.7 million, an increase of $7.7 million, or 7.7%, from revenues of $100.0 million for the first quarter of fiscal 2000. The majority of the revenue increase over the previous year was contributed by the theatre division.

     Earnings from continuing operations for the first quarter of fiscal 2000 were $12.7 million, or $.42 per share, a decrease of 6.8% and 6.7%, respectively, from earnings from continuing operations of $13.6 million, or $.45 per share, for the same quarter during the prior year. Net earnings for the first quarter of fiscal 2000 were $13.2 million, or $.44 per share, a decrease of 7.2% and 6.4%, respectively, from net earnings of $14.2 million, or $.47 per share, for the same quarter last year. All per share data presented herein is on a diluted basis.

     Operating income (earnings before other income/expense and income taxes) from continuing operations totaled $24.5 million during the first quarter of fiscal 2000, a decrease of $700,000, or 2.6%, compared to the prior year same period. Operating income increases from the Company's theatre and hotels/resorts divisions were offset by reduced operating income from the limited-service lodging division. The Company's interest expense, net of investment income, totaled $4.5 million for the first quarter of fiscal 2000, compared to $3.8 million during the same period last year. This increase was the result of increased long-term debt levels necessary to help finance the Company's capital expansion program.

Year 2000 Readiness Disclosure

     The Year 2000 issue refers generally to the data structure problem that may prevent systems from properly recognizing dates after the year 1999. The Year 2000 issue affects information technology (IT) systems, such as computer programs and various types of electronic equipment that process date information by using only two digits rather than four digits to define the applicable year, and thus may recognize a date using "00" as the year 1900 rather than the year 2000. The issue also affects some non-IT systems, such as devices which rely on embedded microchips to process date information. The Year 2000 issue may result in system failures or miscalculations, causing disruptions of a company's operations. Moreover, even if a company's systems are Year 2000 compliant, a problem may exist to the extent that the data that such systems process is not compliant.

     State of Readiness: The Company has implemented a Year 2000 Program designed to ensure that the Company's computer system and applications will function properly through 1999, into Year 2000 and beyond. The Company's Year 2000 Program has four phases: (1) identification and assessment, (2) remediation (including modification, upgrading and replacement), (3) testing and (4) contingency planning. The Company's Year 2000 Program is an ongoing process involving continual evaluation and may be subject to a change in response to new developments.

     The Company has three distinct operating divisions, excluding its discontinued restaurant division. The Company has identified corporate-wide and division specific operating systems and is finalizing the remediation and testing of modified, upgraded and replacement systems. This testing and remediation will continue through the remainder of 1999. Corporate financial and human resource management/payroll systems are scheduled for completion of testing during the fourth quarter of the calendar year. The Company expects that all critical IT systems and critical embedded systems will be compliant by December 31, 1999. The Company has surveyed all operating divisions and has identified any non-IT systems, which if not Year 2000 compliant, may have a material adverse effect on the Company's business, operating results or financial condition. The Company has identified and surveyed its critical vendors, suppliers and financial institutions with which it has material relationships. Based on current survey status, the Company is not aware of any material third-party Year 2000 risks not resolved by contingency plans.

     Costs to Address Year 2000 Issues: The Company estimates that the cost of remediation of problems related to Year 2000 issues will be less than $750,000, the majority of which is expected to be capitalized.

     Contingency Plan: If the Company's IT systems are not Year 2000 compliant on a timely basis, the Company plans to operate such systems manually until any Year 2000 issues are remediated. Although such failure should not result in any loss of data and information, it may increase some costs of operation. All systems will be backed-up prior to January 1, 2000, with some being turned off following back-up to reduce any potential for failure at the time of rollover. Contingency plans are being developed for all critical processes to operate manually. In addition, if the failure of major utility companies to operate properly in the Year 2000 contributes to the failure of internal systems, contingency plans focus on the safety and security of guests and asset preservation. The Company expects to maintain close contact with third parties with whom it has material relationships, such as vendors, suppliers and financial institutions, with respect to such third parties' Year 2000 compliance. Contingency plans include alternate plans should one of these third parties be unable to maintain their supply chain to the Company.

     In light of its compliance efforts, the Company does not believe that the Year 2000 issue will materially adversely affect operations or results of operations, and does not expect implementation to have a material impact on the Company's financial statements. However, there can be no assurance that the Company's systems will be Year 2000 compliant prior to December 31, 1999, or that the failure of any such system will not have a material adverse effect on the Company's business, operating results and financial condition. To the extent the Year 2000 problem has a material adverse effect on the business, operations or financial condition of third parties with whom the Company has material relationships, such as vendors, suppliers and financial institutions, the Year 2000 problem may also have a material adverse effect on the Company's business, results of operations and financial condition.

Limited-Service Lodging

     Total revenues for the first quarter of fiscal 2000 for the limited-service lodging division were $39.9 million, a decrease of $2.1 million, or 4.9%, compared to revenues of $41.9 million during the same period in fiscal 1999. The limited-service lodging division's operating income for the fiscal 2000 first quarter totaled $10.3 million, a decrease of $2.5 million, or 19.4%, from operating income of $12.8 million during the same period of fiscal 1999.

     Compared  to the  end of the  first  quarter  of  fiscal  1999,  nine  less
Company-owned or operated and 16 new franchised Baymont Inns & Suites were in operation at the end of the fiscal 2000 first quarter. The Company sold two Baymont Inns during the first quarter of fiscal 2000. Including seven Baymont Inns & Suites sold late in fiscal 1999, the Inns sold contributed revenues of $2.5 million during the first quarter last year, resulting in the majority of the division's revenue decrease during fiscal 2000. The Company's comparable Baymont Inns & Suites experienced a 5.2 percentage point decline in occupancy percentage and a 4.3% average daily rate increase during the first quarter of fiscal 2000, compared to the same quarter last year. The result of the average daily rate increases and occupancy declines was a 2.9% decrease in the division's revenue per available room, or RevPAR, for comparable Baymont Inns during the fiscal 2000 first quarter, compared to the same quarter last year.

     The limited-service lodging division's results continue to be impacted by the increased limited-service segment room supply and occupancy declines associated with the Company's recent name change of its Budgetel Inns to Baymont Inns & Suites, resulting in RevPAR declines and pressure on the division's operating margin. Increased payroll costs in a tight labor market, combined with increased costs of additional guest amenities and marketing costs associated with the re-branding effort, have contributed to the lower operating margins. The Company expects these trends to continue during the fiscal 2000 second quarter. The Company, however, is encouraged by recent trends in RevPAR, where the decline in RevPAR compared to the prior year has improved each quarter since the introduction of the Baymont brand in January 1999. The Company continues to believe that RevPAR and operating margins may stabilize later in fiscal 2000 as the Company completes the addition of lobby breakfasts to the majority of its locations, and as market awareness of the Baymont name increases.

     At the end of the fiscal 2000 first quarter, the Company owned or operated 97 Baymont Inns & Suites and franchised an additional 71 Inns, bringing the total number of Baymont Inns & Suites in operation to 168. In addition, there were 25 franchised locations in development, including eight under construction, at the end of the first quarter, all of which are scheduled to open in fiscal 2000 or shortly thereafter.

     The Company also owned and operated six Woodfield Suites all-suite motels during the first quarter of fiscal 2000, compared to five locations during the same period last year. One Company-owned Woodfield Suites is currently under construction. Revenues and operating income from Woodfield Suites increased during the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999 due to results from the new location and RevPAR increases of 2.8% for comparable Woodfield Suites compared to the same period last year.

Theatres

     The theatre division's fiscal 2000 first quarter revenues were $42.3 million, an increase of $9.0 million, or 27.0%, over revenues of $33.3 million during the same fiscal 1999 period. Operating income for the first quarter of fiscal 2000 totaled $9.8 million, an increase of $1.7 million, or 21.4%, over operating income of $8.1 million during the same period last year.

     Total box office receipts for the fiscal 2000 first quarter were $28.6 million, an increase of $6.2 million, or 28.1%, over box office receipts of $22.4 million during the same period last year. The increase in box office receipts for the first quarter of fiscal 2000 compared to the same period during the prior year was due to 68 additional screens and a strong summer season of movies, including Star Wars I - The Phantom Menace, Austin Powers 2 and Tarzan, together with a 5.4% increase in average ticket prices.

     Concession revenues for the fiscal 2000 first quarter totaled $12.8 million, an increase of $2.7 million, or 27.0%, over concession revenues of $10.1 million during the same quarter last year. The increase in concession revenues was due to increased theatre attendance and a 4.6% increase in average concession sales per person compared to the same quarter last year.

     Total theatre attendance increased 21.6% over total attendance during the same quarter last year. Attendance at the Company's comparable locations increased 3.2% during the fiscal 2000 first quarter, compared to the prior year same quarter. Revenues for the theatre business and the motion picture industry in general are heavily dependent upon the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which the Company has no control.

     During the first quarter of fiscal 2000, the Company acquired a six-screen theatre in Shakopee, Minnesota, opened seven new screens at an existing theatre in Elk River, Minnesota and opened its second IMAX(R) theatre at an existing 20-screen UltraPlex in Addison, Illinois. The Company ended the first quarter with a total of 442 screens in 49 theatres compared to 374 screens in 45 theatres at the end of the same period last year. The Company currently has 27 additional screens under construction, including a new 16-screen UltraPlex in the Minneapolis metropolitan area. The Company has several additional screens at existing locations in development and is pursuing additional acquisition opportunities. The Company also continues to retrofit existing theatres with stadium seating in order to meet its goal of having stadium seating in over 90% of its first-run auditoriums by the end of fiscal 2000.

Hotels and Resorts

     Total revenues from the hotels and resorts division during the first quarter of fiscal 2000 increased by $960,000, or 4.0%, to $25.1 million, compared to revenues of $24.2 million in the previous year's comparable period. Operating income increased by $250,000, or 4.8%, to $5.6 million during the fiscal 2000 first quarter, compared to operating income of $5.3 million during the first quarter of fiscal 1999.

     Increased management fees due to improved results at the Company's managed properties and an overall 4.1% increase in RevPAR at the Company's owned hotels contributed to the division's revenue and operating income increases in the fiscal 2000 first quarter compared to the prior year's period. Operating income increases were primarily the result of improved performances at the Company's two resort properties, the Grand Geneva Resort & Spa and the Miramonte Resort. Operating income comparisons to last year's first quarter were negatively impacted by a special week-long Harley Davidson 95th anniversary event that occurred in Milwaukee last year that generated a significant number of room-nights for the Company's two Milwaukee hotels. Conversely, operating income comparisons to last year's first quarter were favorably impacted by the fact that last year the Miramonte's results were reduced by approximately $300,000 of pre-opening cost amortization. Miramonte pre-opening expenses were not fully amortized until the fiscal 1999 third quarter, which should result in additional favorable comparisons in operating income at this property during the next two quarters.

     The Company currently has three major construction projects in progress. The Company's 200-room expansion of the Hilton Milwaukee City Center is currently scheduled to open in June 2000. Construction also continues on the division's new Company-owned Hilton Madison at Monona Terrace. Projected completion of the property, which will be connected to the city's new Monona Terrace Convention Center, is in the spring of 2001. During the first quarter of fiscal 2000, the Company began construction on a vacation ownership development at the Grand Geneva Resort & Spa, representing the Company's entrance into the timesharing business. The Company began selling its first 24 units during the first quarter and construction of this first phase of the development is scheduled to be completed by the end of fiscal 2000.

Discontinued Operations

     On September 23, 1999, the Company entered into agreements to sell its 30 KFC and KFC/Taco Bell 2-in-1 restaurants. The asset sales, which consist primarily of land, buildings and equipment, are scheduled to close in November 1999. The Company anticipates a gain from the sale of the restaurants during the second quarter of fiscal 2000. The Company decided to dispose of its restaurant business in order to concentrate on its core lodging and theatre operations. In fiscal years 1995 and 1996, respectively, the Company had divested its family restaurant business and its Applebee's restaurants. The results of the restaurant operations have been accounted for as discontinued operations in the Company's consolidated financial statements for the first quarter and prior year results have been restated to conform with the current year presentation.

     Revenues from discontinued operations totaled $6.7 million for the first quarter of fiscal 2000, a decrease of $700,000, or 9.9%, from fiscal 1999 first quarter revenues of $7.4 million. Included in fiscal 1999 first quarter revenues was approximately $500,000 of revenues from a Milwaukee summer festival beer tent operated by the restaurant division. The Company discontinued operation of this tent during fiscal 2000. KFC revenues during the first quarter of fiscal 1999 totaled $6.9 million. During the first quarter of fiscal 2000, the Company had income from discontinued operations, net of applicable income taxes, of $500,000, a decrease of $100,000, or 15.7%, from income from discontinued operations during the same period last year. KFC revenues and operating results were negatively impacted during the quarter by a Star Wars national marketing promotion that was not as effective as anticipated and also resulted in the Company incurring a loss of approximately $75,000 related to unsold Star Wars premium items during the fiscal 2000 first quarter. For the fiscal year ended May 27, 1999, revenues from discontinued operations totaled $26.9 million and income from discontinued operations, net of applicable income taxes, totaled $2.0 million.

FINANCIAL CONDITION

     The Company's lodging and movie theatre businesses each generate significant and consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. The Company believes that these consistent and predictable cash sources, together with the availability to the Company of $92 million of unused credit lines at the end of the first quarter, should be adequate to support the ongoing operational liquidity needs of the Company's businesses.

     Net cash provided by operating activities totaled $27.6 million during each of the first quarters of fiscal 2000 and fiscal 1999. Timing differences in payments of accounts payable were offset by timing differences in payments of taxes other than income taxes. Depreciation and amortization (a non-cash expense) increased as a result of the Company's increased capital spending program.

     Net cash used in investing activities during the fiscal 2000 first quarter totaled $15.3 million, compared to $20.3 million during the fiscal 1999 first quarter. The reduction in net cash used in investing activities was the result of increased net proceeds from disposals of property, equipment and other assets, which totaled $6.5 million during fiscal 2000 compared to $1.8 million during fiscal 1999. The proceeds received during the fiscal 2000 first quarter were the result of the sale of two Baymont Inns & Suites and four former restaurant locations. Capital expenditures to support the Company's continuing expansion program totaled $20.8 million during the first quarter of fiscal 2000 compared to $21.8 million during the prior year's first quarter. Fiscal 2000 first quarter capital expenditures included approximately $8 million incurred in the theatre division to fund new theatres, screen additions to existing theatres, stadium seating retrofits and construction of the Company's second IMAX(R) theatre. In addition, capital expenditures of approximately $6 million have been incurred in the limited-service lodging division to fund the construction of a Woodfield Suites and to continue Baymont re-branding efforts and approximately $6 million has been incurred by the hotels and resorts division to fund their construction projects.

     Cash used in financing activities during the fiscal 2000 first quarter totaled $11.4 million, compared to $9.9 million during the first quarter of fiscal 1999. The Company's principal payments on notes payable and long-term debt totaled $10.8 million during the first quarter of fiscal 2000 compared to $5.5 million during the same period last year, resulting in the increased cash used in financing activities. Offsetting this was the fact that, last year, the Company repurchased 241,000 of its common shares in the open market pursuant to its stock repurchase program, compared to 9,000 shares repurchased during the first quarter of fiscal 2000. The Company intends to use a portion of the anticipated proceeds from the sale of its restaurant business to continue its stock repurchase program. Any such repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions. At the end of the first quarter, there were 863,000 shares available for repurchase under existing Board of Directors authorizations.

     Although the Company's long-term debt decreased during the first quarter of fiscal 2000, the Company may need to issue additional long-term debt to help fund the Company's ongoing expansion plans in fiscal 2000. The Company has the ability to issue up to $45 million of additional senior notes under an existing private placement program. The Company also intends to use a portion of the anticipated proceeds from the sale of its restaurant business to fund the Company's capital programs in its continuing operations.

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

                             THE MARCUS CORPORATION
                             ----------------------
                                  (Registrant)



DATE: October 8, 1999        By: /s/ Stephen H. Marcus
                                 -----------------------------------------------
                                     Stephen H. Marcus,
                                     Chairman of the Board, President and Chief
                                     Executive Officer

DATE: October 8, 1999        By: /s/ Douglas A. Neis
                                 -----------------------------------------------
                                     Douglas A. Neis
                                     Chief Financial Officer and Treasurer

                             THE MARCUS CORPORATION

                                    FORM 10-Q

                                       FOR

                         13 WEEKS ENDED AUGUST 26, 1999

                                  EXHIBIT INDEX



Exhibit          Description
-------          -----------
  27             Financial Data Schedule