Form 10-Q
period 1999-11-25
MARCUS CORP
filed 2000-01-07
CIK 62234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 25, 1999
                                                -----------------

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

COMMON STOCK OUTSTANDING AT DECEMBER 31, 1999 - 17,747,578
CLASS B COMMON STOCK OUTSTANDING AT DECEMBER 31, 1999 - 12,128,286

                             THE MARCUS CORPORATION
                             ----------------------

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.      Consolidated Financial Statements:

             Balance Sheets
             (November 25, 1999 and May 27, 1999)............................  3

             Statements of Earnings
             (Thirteen and twenty-six weeks ended November 25, 1999
             and November 26, 1998)..........................................  5

             Statements of Cash Flows
             (Twenty-six weeks ended November 25, 1999 and
             November 26, 1998)..............................................  6

             Condensed Notes to Financial Statements.........................  7

Item 2.      Management's Discussion and Analysis of Results of
             Operations and Financial Condition..............................  9

Item 3.      Quantitative and Qualitative Disclosures About
             Market Risk..................................................... 17

PART II - OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders............. 17

Item 6.      Exhibits and Reports on Form 8-K................................ 19

             Signatures...................................................... 20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets
                                                     (Unaudited)    (Audited)
                                                     November 25,    May 27,
                                                         1999          1999
                                                         ----          ----
                                                             (in thousands)
ASSETS
Current Assets:
   Cash and cash equivalents                            $6,857        $3,499
   Accounts and notes receivable                        12,863        11,059
   Receivables from joint ventures                       1,327         1,739
   Refundable income taxes                                 593         6,041
   Other current assets                                  4,577         4,400
                                                         -----         -----
     Total current assets                               26,217        26,738

Property and equipment:
   Land and improvements                                95,664        88,221
   Buildings and improvements                          488,937       478,576
   Leasehold improvements                               10,594         9,904
   Furniture, fixtures and equipment                   222,276       213,408
   Construction in progress                             27,176        28,620
                                                        ------        ------
     Total property and equipment                      844,647       818,729
   Less accumulated depreciation and amortization      220,459       207,516
                                                       -------       -------
     Net property and equipment                        624,188       611,213

Other assets:
   Investments in joint ventures                         2,202         2,045
   Other                                                34,851        36,120
                                                        ------        ------
     Total other assets                                 37,053        38,165
                                                        ------        ------

TOTAL ASSETS                                          $687,458      $676,116
                                                      ========      ========



See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets
                                                                          (Unaudited)          (Audited)
                                                                          November 25,          May 27,
                                                                              1999               1999
                                                                              ----               ----
                                                                                   (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                              $4,150             $4,479
   Accounts payable                                                           13,944             22,958
   Taxes other than income taxes                                              12,082              9,575
   Accrued compensation                                                        1,879              2,617
   Other accrued liabilities                                                   9,578              9,287
   Current maturities on long-term debt                                       12,546             10,470
                                                                              ------             ------
     Total current liabilities                                                54,179             59,386

Long-term debt                                                               262,869            264,270

Deferred income taxes                                                         33,529             31,405

Deferred compensation and other                                                8,113              7,481

Shareholders' equity:
   Preferred Stock, $1 par; authorized 1,000,000 shares;
     none issued
   Common Stock, $1 par; authorized 50,000,000 shares;
     issued 19,049,542 shares at November 25, 1999, 18,680,508
     shares at May 27, 1999                                                   19,050             18,681
   Class B Common Stock, $1 par; authorized 33,000,000
     shares;  issued and outstanding 12,139,971 at November 25,
     1999, 12,509,014 at May 27, 1999                                         12,140             12,509
   Capital in excess of par                                                   40,734             40,685
   Retained earnings                                                         268,088            252,498
   Accumulated other comprehensive loss                                         (179)              (214)
                                                                                ----               ----
                                                                             339,833            324,159
   Less cost of Common Stock in treasury (1,311,100 shares at
      November 25, 1999 and 1,280,676 shares at May 27, 1999)                (11,065)           (10,585)
                                                                             -------            -------
      Total shareholders' equity                                             328,768            313,574
                                                                             -------            -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $687,458           $676,116
                                                                            ========           ========


See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

              (in thousands, except per share data)                         November 25, 1999              November 26, 1998
                                                                        ------------------------       -----------------------
                                                                        13 Weeks        26 Weeks       13 Weeks       26 Weeks
                                                                        --------        --------       --------       --------
Revenues:
  Rooms and telephone                                                    $42,052         $91,986        $43,475        $95,524
  Theatre admissions                                                      16,248          44,896         15,176         37,545
  Theatre concessions                                                      7,220          20,020          6,795         16,871
  Food and beverage                                                        6,971          14,000          6,132         12,624
  Other income                                                             7,753          17,059          7,063         16,055
                                                                           -----          ------          -----         ------
Total revenues                                                            80,244         187,961         78,641        178,619

Costs and expenses:
  Rooms and telephone                                                     17,498          35,906         17,259         35,506
  Theatre operations                                                      12,978          34,989         11,412         28,340
  Theatre concessions                                                      1,868           4,899          1,782          4,223
  Food and beverage                                                        5,108          10,374          4,851          9,570
  Advertising and marketing                                                5,945          12,304          5,559         11,666
  Administrative                                                           9,874          19,839          8,828         18,319
  Depreciation and amortization                                            9,876          19,879          9,435         18,253
  Rent                                                                       604           1,429            547          1,142
  Property taxes                                                           3,441           6,847          3,393          6,774
  Pre-opening expenses                                                       138             510            489            897
  Other operating expenses                                                 3,060           6,631          3,383          7,064
                                                                           -----           -----          -----          -----
Total costs and expenses                                                  70,390         153,607         66,938        141,754
                                                                          ------         -------         ------        -------

Operating income                                                           9,854          34,354         11,703         36,865

Other income (expense):
  Investment income                                                          318             695            147            323
  Interest expense                                                        (3,905)         (8,785)        (3,552)        (7,568)
  Gain on disposition of property and equipment                            2,413           3,740            199          1,586
                                                                           -----           -----            ---          -----
                                                                          (1,174)         (4,350)        (3,206)        (5,659)
                                                                          ------          ------         ------         ------

Earnings from continuing operations before income taxes                    8,680          30,004          8,497         31,206
Income taxes                                                               3,589          12,217          3,411         12,491
                                                                           -----          ------          -----         ------
Earnings from continuing operations                                        5,091          17,787          5,086         18,715

Discontinued operations (Note 2):
  Income from discontinued operations, net of applicable
    income taxes                                                             497             971            604          1,166
  Gain on disposal of discontinued operations, net of
    applicable income taxes                                                    -               -            199            199
                                                                        --------        --------       --------       --------
Net earnings                                                            $  5,588        $ 18,758       $  5,889       $ 20,080
                                                                        ========        ========       ========       ========
Earnings per share - Basic:
  Continuing operations                                                 $   0.17        $   0.60       $   0.17       $   0.62
  Discontinued operations                                               $   0.02        $   0.03       $   0.03       $   0.05
                                                                        --------        --------       --------       --------
  Net earnings per share                                                $   0.19        $   0.63       $   0.20       $   0.67
                                                                        ========        ========       ========       ========
Earnings per share - Diluted:
  Continuing operations                                                 $   0.17        $   0.60       $   0.17       $   0.62
  Discontinued operations                                               $   0.02        $   0.03       $   0.03       $   0.04
                                                                        --------        --------       --------       --------
  Net earnings per share                                                $   0.19        $   0.63       $   0.20       $   0.66
                                                                        ========        ========       ========       ========

Weighted Average Shares Outstanding:
  Basic                                                                   29,896          29,901         29,968         30,084
  Diluted                                                                 29,949          29,948         30,072         30,217

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
                                                                                      26 Weeks Ended
                                                                             -----------------------------
                                                                             November 25,     November 26,
                                                                                1999             1998
                                                                                ----             ----
                                                                                     (in thousands)
OPERATING ACTIVITIES:
Net earnings                                                                      $18,758          $20,080
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Earnings on investments in joint ventures, net of distributions                    (157)            (129)
  Gain on disposition of property and equipment                                    (3,740)          (1,918)
  Depreciation and amortization                                                    20,614           19,114
  Deferred income taxes                                                             2,124            1,983
  Deferred compensation and other                                                     632              960
  Changes in assets and liabilities:
    Accounts and notes receivable                                                  (1,804)            (850)
    Other current assets                                                             (177)          (1,704)
    Accounts payable                                                               (9,014)         (13,615)
    Income taxes                                                                    5,448            4,164
    Taxes other than income taxes                                                   2,507             (597)
    Accrued compensation                                                             (738)            (112)
    Other accrued liabilities                                                         291            3,152
                                                                                      ---            -----
Total adjustments                                                                  15,986           10,448
                                                                                   ------           ------
Net cash provided by operating activities                                          34,744           30,528

INVESTING ACTIVITIES:
Capital expenditures, including business acquisitions                             (44,669)         (51,264)
Net proceeds from disposals of property, equipment and other assets                15,084            5,276
(Increase) decrease in other assets                                                 1,040             (956)
Cash received from (advanced to) joint ventures                                       412             (156)
                                                                                      ---             ----
Net cash used in investing activities                                             (28,133)         (47,100)

FINANCING ACTIVITIES:
Debt transactions:
  Net proceeds from issuance of notes payable and long-term debt                   19,597           33,675
  Principal payments on notes payable and long-term debt                          (19,251)         (12,437)
Equity transactions:
  Treasury stock transactions, except for stock options                              (485)          (5,182)
  Exercise of stock options                                                            51              461
  Dividends paid                                                                   (3,165)          (3,188)
                                                                                   ------           ------
Net cash (used in) provided by financing activities                                (3,253)          13,329
                                                                                   ------           ------

Net increase (decrease) in cash and cash equivalents                                3,358           (3,243)
Cash and cash equivalents at beginning of year                                      3,499            4,678
                                                                                    -----            -----
Cash and cash equivalents at end of period                                         $6,857           $1,435
                                                                                   ======           ======

See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION

                 CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
                       THIRTEEN AND TWENTY-SIX WEEKS ENDED
                                NOVEMBER 25, 1999
                                   (Unaudited)


1. General

Accounting Policies - Refer to the Company's audited financial statements (including footnotes) for the fiscal year ended May 27, 1999, contained in the Company's Form 10-K Annual Report for such year, for a description of the Company's accounting policies.

Basis of Presentation - The consolidated financial statements for the thirteen and twenty-six weeks ended November 25, 1999 and November 26, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at November 25, 1999, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year.

Reclassifications - Certain items in the accompanying fiscal 1999 financial statements have been reclassified to conform to the fiscal 2000 presentation.

2. Discontinued Operations

In September 1999, the Company announced its intention to sell its 30 KFC and KFC/Taco Bell 2-in-1 restaurants. The Company is currently in discussions with several potential purchasers of the assets, which consist primarily of land, buildings and equipment. In accordance with the provisions of Accounting Principles Board Opinion No. 30 concerning reporting the effect of disposal of a segment of a business, the results of operations of the KFC division have been classified as discontinued in the accompanying statements of operations for fiscal 2000. Prior period financial statements have been restated to conform to the current year presentation. KFC revenues for the thirteen and twenty-six weeks ended November 25, 1999 were $6,426,000 and $13,079,000, respectively. KFC revenues for the thirteen and twenty-six weeks ended November 26, 1998 were $6,796,000 and $13,648,000, respectively.

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

Following is a summary of business segment information for the thirteen and twenty-six weeks ended November 25, 1999 and November 26, 1998 (in thousands):


13 Weeks Ended         Limited-Service                                        Corporate
November 25, 1999              Lodging        Theatres     Hotels/Resorts         Items          Total
-----------------              -------        --------     --------------         -----          -----
Revenues                       $33,525         $24,334            $21,887          $498        $80,244
Operating Income                 4,662           2,944              3,512        (1,264)         9,854

13 Weeks Ended         Limited-Service                                        Corporate
November 26, 1998              Lodging        Theatres     Hotels/Resorts         Items          Total
-----------------              -------        --------     --------------         -----          -----
Revenues                       $35,416         $22,487            $20,182          $556        $78,641
Operating Income                 7,231           3,643              2,216        (1,387)        11,703

26 Weeks Ended         Limited-Service                                        Corporate
November 25, 1999              Lodging        Theatres     Hotels/Resorts         Items          Total
-----------------              -------        --------     --------------         -----          -----
Revenues                       $73,405         $66,655            $47,012          $889       $187,961
Operating Income                15,012          12,781              9,092        (2,531)        34,354

26 Weeks Ended         Limited-Service                                        Corporate
November 26, 1998              Lodging        Theatres     Hotels/Resorts         Items          Total
-----------------              -------        --------     --------------         -----          -----
Revenues                       $77,355         $55,801            $44,348        $1,115       $178,619
Operating Income                20,065          11,743              7,542        (2,485)        36,865


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                Special Note Regarding Forward-Looking Statements

     Certain matters discussed in this Management's Discussion and Analysis of Results of Operations and Financial Condition are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the following: (i) the Company's ability to identify properties to acquire, develop and/or manage and continuing availability of funds for such development; (ii) the Company's ability to attract potential partners to assist in the acquisition and/or development of properties; (iii) the limited-service lodging division's ability to attract and retain quality franchise operators and to effectively execute its Baymont name change strategy; (iv) continuing consumer demand as a result of general economic conditions with respect to the hotels and resorts and limited-service lodging divisions; (v) continuing availability, in terms of both quality and quantity, of films for the theatre division; and (vi) competitive conditions in the markets served by the Company. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

General

     The Marcus Corporation reports consolidated and individual segment results of operations on a 52-or 53-week fiscal year ending on the last Thursday in May. Fiscal 2000 and fiscal 1999 are 52-week years for the Company. The Company divides its fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The Company's primary operations are reported in the following three business segments: limited-service lodging, theatres and hotels/resorts. The restaurant business segment has been presented as discontinued operations in the accompanying financial statements.

     Revenues for the second quarter of fiscal 2000 ended November 25, 1999, totaled $80.2 million, an increase of $1.6 million, or 2.0%, from revenues of $78.6 million for the second quarter of fiscal 1999. Revenue increases from the theatre and hotels/resorts divisions were partially offset by reduced revenue in the limited-service lodging division. For the first half of fiscal 2000, revenues were $188.0 million, an increase of $9.4 million, or 5.2%, from revenues of $178.6 million during the first half of fiscal 1999.

     Earnings from continuing operations during both the second quarter of fiscal 2000 and the second quarter of fiscal 1999 were $5.1 million, or $.17 per share. Net earnings during the second quarter of fiscal 2000 were $5.6 million, or $.19 per share, a decrease of 5.1% and 5.0%, respectively, from net earnings of $5.9 million, or $.20 per share, during the same quarter last year. During the first half of fiscal 2000, earnings from continuing operations were $17.8 million, or $.60 per share. This represented a respective 5.0% and 3.2% decrease from earnings from continuing operations of $18.7 million, or $.62 per share, during the first half of fiscal 1999. Net earnings during the first half of fiscal 2000 were $18.8 million, or $.63 per share, a decrease of 6.6% and 4.5%, respectively, from net earnings of $20.1 million, or $.66 per share, during the first half of fiscal 1999. All per share data presented herein is on a diluted basis.

     Operating income (earnings before other income/expense and income taxes) from continuing operations totaled $9.9 million during the second quarter of fiscal 2000, a decrease of $1.8 million, or 15.8%, compared to the prior year's same period. Reduced operating income from the Company's theatre and limited-service lodging divisions was the principal reason for the overall reduction in operating income during the second quarter. For the first half of fiscal 2000, operating income from continuing operations was $34.4 million, a decrease of $2.5 million, or 6.8%, from operating income from continuing operations of $36.9 million during the first half of fiscal 1999. The decrease in operating income during the first half of fiscal 2000 was the result of reduced operating income from the Company's limited-service lodging division.

     The Company's interest expense, net of investment income, totaled $3.6 million and $8.1 million for the second quarter and first half of fiscal 2000, respectively, compared to $3.4 million and $7.2 million during the same periods in the prior year. These increases were the result of increased long-term debt levels necessary to help finance the Company's ongoing capital expansion program, offset by increased investment income and capitalized interest.

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

     State of Readiness: The Company implemented a Year 2000 Program designed to ensure that the Company's computer system and applications will function properly through 1999, into Year 2000 and beyond. The Company's Year 2000 Program had four phases: (1) identification and assessment, (2) remediation (including modification, upgrading and replacement), (3) testing and (4) contingency planning. The Company identified corporate-wide and division specific operating systems and finalized the remediation and testing of modified, upgraded and replacement systems by the end of 1999. Testing of corporate financial and human resource management/payroll systems was completed during the fourth quarter of the calendar year. All critical IT systems and critical embedded systems were materially compliant by December 31, 1999. The Company surveyed all operating divisions and identified any non-IT systems, which if not Year 2000 compliant, may have a material adverse effect on the Company's business, operating results or financial condition. The Company also identified and surveyed its critical vendors, suppliers and financial institutions with which it has material relationships. Based on the surveys, the Company was not aware of any material third-party Year 2000 risks not resolved by contingency plans.

     Costs to Address Year 2000 Issues: The Company estimates that the cost of remediation of problems related to Year 2000 issues was less than $750,000, the majority of which were capitalized.

     Contingency Plans: If the Company's IT systems had not been Year 2000 compliant on a timely basis, the Company planned to operate such systems manually until any Year 2000 issues were remediated. All systems were backed-up prior to January 1, 2000, with some being turned off following back-up to reduce any potential for failure at the time of rollover. Contingency plans were developed for all critical processes to operate manually. In addition, if the failure of major utility companies to operate properly in the Year 2000 had contributed to the failure of internal systems, contingency plans focusing on the safety and security of guests and asset preservation were in place.

     As of the date of this Form 10-Q, the Company has not experienced any Year 2000 issues arising from its systems or those of its material vendors and suppliers. To the extent that there might be any ongoing Year 2000 issues that might arise at a later date, the Company has contingency plans in place to address such issues. The Company continues to maintain close contact with third parties with whom it has material relationships, such as vendors, suppliers and financial institutions, with respect to such third parties' Year 2000 compliance and any ongoing Year 2000 issues that might arise at a later date. Contingency plans include alternate plans should one of these third parties be unable to maintain their supply chain to the Company.

     In light of the Company's remediation efforts, the Year 2000 issue has had no material adverse effect to date on the operations or results of operations of the Company, and is not expected to have a material impact on the Company's financial statements. However, there can be no assurance that the Company or any third parties will not have ongoing Year 2000 issues that may have a material adverse effect on the Company's business, operating results and financial condition in the future.

Limited-Service Lodging

     Total   revenues   for  the  second   quarter   of  fiscal   2000  for  the
limited-service lodging division were $33.5 million, a decrease of $1.9 million, or 5.3%, compared to revenues of

$35.4 million during the same period in fiscal 1999. Total revenues for the first half of fiscal 2000 for the limited-service lodging division were $73.4 million, a decrease of $4.0 million, or 5.1%, compared to revenues of $77.4 million for the first half of fiscal 1999. The limited-service lodging division's operating income for the fiscal 2000 second quarter totaled $4.7 million, a decrease of $2.6 million, or 35.5%, from operating income of $7.2 million during the same period of fiscal 1999. For the first half of fiscal 2000, the limited-service lodging division's operating income totaled $15.0 million, a $5.1 million decrease, or 25.2%, from operating income of $20.1 million for the first half of fiscal 1999.

     Compared to the end of the second quarter of fiscal 1999, 11 fewer Company-owned or operated and 18 new franchised Baymont Inns & Suites were in operation at the end of the fiscal 2000 second quarter. The Company sold two Baymont Inns during the second quarter of fiscal 2000, including one to a franchisee, recognizing a gain on disposition of $2.4 million. As a result of the sale of these two Inns plus seven Baymont Inns & Suites sold late in fiscal 1999 (five of which were sold to a franchisee) and two Baymont Inns sold during the first quarter of fiscal 2000, fiscal 2000 second quarter and first half revenues were negatively impacted by $2.3 million and $4.8 million, respectively, compared to the same periods during the prior year. The sale of a limited number of Company-owned Inns to franchisees is part of the Company's strategy to emphasize growth primarily through franchising. In the short-term, one of the results of this strategy will be a reduction in revenues from the limited-service lodging division, as the revenues from a franchised Inn are significantly less than those from a Company-owned Inn. The Company believes, however, that this strategy will best serve the long-term growth of the Baymont brand and will improve the Company's overall return on investment.

     The Company's comparable Baymont Inns & Suites experienced a 2.8 percentage point decline in occupancy percentage and a 5.1% average daily rate increase during the second quarter of fiscal 2000, compared to the same quarter last year. The result of the average daily rate increases and occupancy decline was a 0.6% increase in the division's revenue per available room, or RevPAR, for comparable Baymont Inns during the fiscal 2000 second quarter, compared to the same quarter last year. For the first half of fiscal 2000, RevPAR for comparable Baymont Inns has decreased 1.1% compared to the first half of fiscal 1999 as a result of a 4.0 percentage point decline in occupancy percentage and a 4.8% increase in average daily rate.

     The limited-service lodging division's results continue to be impacted by the increased limited-service segment room supply and occupancy declines associated with the Company's name change of its Budgetel Inns to Baymont Inns & Suites, resulting in RevPAR declines and pressure on the division's operating margin. Increased payroll costs in a tight labor market, combined with increased costs of additional guest amenities and marketing costs associated with the re-branding effort, have contributed to the lower operating margins. The Company, however, is encouraged by recent trends in RevPAR. The increased RevPAR during the second quarter of fiscal 2000 compared to the prior year's same period represents the first such increase subsequent to the introduction of the Baymont brand in January 1999. The Company also considers the addition of lobby breakfasts to the majority of its locations critical to the future operating performance of the Baymont Inns & Suites. Inns that have installed the lobby breakfast are performing significantly better than Inns without the lobby breakfast, with average daily rates in November and December running approximately 11-13% higher at Inns with the lobby breakfast. The Company expects that the majority of the lobby breakfast additions will be completed during the third quarter of fiscal 2000. The Company believes that RevPAR will continue to improve as the Baymont brand enters its second year and that operating margins may begin to stabilize later in fiscal 2000 after completion of the lobby breakfast program and as market awareness of the Baymont name increases.

     At the end of the fiscal 2000 second quarter, the Company owned or operated 95 Baymont Inns & Suites and franchised an additional 74 Inns, bringing the total number of Baymont Inns & Suites in operation to 169. In addition, there were 25 approved franchised locations in development at the end of the second quarter, including 12 under construction and scheduled to open in fiscal 2000 or shortly thereafter.

     The Company also owned and operated six Woodfield Suites all-suite hotels during the second quarter of fiscal 2000, compared to five locations during the same period last year. An additional Company-owned Woodfield Suites, located in San Antonio, Texas, opened early during the third quarter of fiscal 2000. Revenues and operating income from Woodfield Suites increased during the second quarter and first half of fiscal 2000 compared to the same periods of fiscal 1999 due to results from the new location and RevPAR increases of 4.4% and 3.6%, respectively, for comparable Woodfield Suites compared to the same period last year.

Theatres

     The theatre division's fiscal 2000 second quarter revenues were $24.3 million, an increase of $1.8 million, or 8.2%, over revenues of $22.5 million during the same fiscal 1999 period. Operating income for the second quarter of fiscal 2000 totaled $2.9 million, a decrease of $700,000, or 19.2%, from operating income of $3.6 million during the same period last year. The increased revenues during the fiscal 2000 second quarter were offset by increased occupancy costs associated with the Company's capital program and increased costs of film rental, resulting in reduced operating income compared to the same period last year. The theatre division's fiscal 2000 first half revenues were $66.7 million, an increase of $10.9 million, or 19.5%, over revenues of $55.8 million during the first half of fiscal 1999. Operating income for the first half of fiscal 2000 was $12.8 million, an increase of $1.1 million, or 8.8%, over operating income of $11.7 million during the first half of fiscal 1999. Consistent with the seasonal nature of the motion picture exhibition industry, the second quarter of the Company's fiscal year is typically the slowest period for its theatre division.

     Total box office receipts for the fiscal 2000 second quarter were $16.2 million, an increase of $1.0 million, or 7.1%, over box office receipts of $15.2 million during the same period last year. The increase in box office receipts for the second quarter of fiscal 2000 compared to the same period during the prior year was due to 62 additional screens and a 7.0% increase in average ticket prices. Total box office receipts for the fiscal 2000 first half were $44.9 million, an increase of $7.4 million, or 19.6%, over box office receipts of $37.5 million during the same period last year. The theatre division's average ticket price for the first half of fiscal 2000 increased 5.9% over the same period last year.

     Concession revenues for the fiscal 2000 second quarter totaled $7.2 million, an increase of $400,000, or 6.3%, over concession revenues of $6.8 million during the same quarter last year. Concession revenues for the fiscal 2000 first half were $20.0 million, an increase of $3.1 million, or 18.7%, over concession revenues of $16.9 million during the fiscal 1999 first half. The increase in concession revenues during the second quarter and first half of fiscal 2000 was due to increased theatre attendance and 6.1% and 5.1% increases, respectively, in average concession sales per person during the fiscal 2000 periods compared to the same periods last year.

     Total theatre attendance for the second quarter and first half of fiscal 2000 increased 0.2% and 12.9%, respectively, over total attendance during the same periods last year. Attendance at the Company's comparable locations declined during the second quarter compared to the same quarter last year as a result of fewer quality films during fiscal 2000 and an increased number of available theatre screens in selected markets. For the first half of fiscal 2000, attendance at the Company's comparable locations decreased 2.0% compared to the prior year's same period. Revenues for the theatre business and the motion picture industry in general are heavily dependent upon the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which the Company has no control.

     During the second quarter of fiscal 2000, the Company opened four new screens at an existing theatre in Orland Park, Illinois and four new screens at an existing theatre in Delafield, Wisconsin. The Company ended the second quarter with a total of 450 total screens in 49 theatres compared to 388 screens in 45 theatres at the end of the same period last year. The Company currently has 36 additional screens under construction, including 20 screens at five existing locations and a new 16-screen UltraPlex in the Minneapolis metropolitan area. The Company has several additional screens at existing locations in development and is pursuing additional development and acquisition opportunities. The Company also continues to retrofit existing theatres with stadium seating and expects to have approximately 70% of its first-run auditoriums completed by the end of fiscal 2000 and 90% completed by the end of calendar 2000.

Hotels and Resorts

     Total revenues from the hotels and resorts division during the second quarter of fiscal 2000 increased by $1.7 million, or 8.4%, to $21.9 million, compared to revenues of $20.2 million in the previous year's comparable period. Operating income increased by $1.3 million, or 58.5%, to $3.5 million during the fiscal 2000 second quarter, compared to operating income of $2.2 million during the second quarter of fiscal 1999. Total revenues from the hotels and resorts division during the first half of fiscal 2000 totaled $47.0 million, an increase of $2.7 million, or 6.0%, over first half revenues of $44.3 million during fiscal 1999. Operating income increased by $1.6 million, or 20.6%, during the first half of fiscal 2000 to $9.1 million, compared to operating income of $7.5 million during the same period last year.

     Increased management fees due to improved results at the Company's managed properties and increases in RevPAR at the Company's owned hotels were the reasons for the division's revenue and operating income increases during the fiscal 2000 second quarter and first half compared to the prior year's same periods. The division's total RevPAR for Company-owned properties increased 7.9% during fiscal 2000's second quarter compared to the same quarter last year and increased 4.2% for the first half of fiscal 2000 compared to the same period last year. While operating income during the second quarter increased at all four Company-owned properties, the largest contributor to the improved operating results for both the second quarter and first half of fiscal 2000 was the Miramonte Resort. In addition to increased revenues as a result of greater market awareness and improved marketing, operating income comparisons to last year's second quarter and first half were favorably impacted by the fact that last year the Miramonte's results were reduced by approximately $300,000 and $600,000 of pre-opening cost amortization, respectively. Miramonte pre-opening expenses were not fully amortized until the fiscal 1999 third quarter, which should result in additional favorable comparisons in operating income at this property during the fiscal 2000 third quarter.

     The Company currently has three major construction projects in progress. The Company's 200-room expansion of the Hilton Milwaukee City Center remains on schedule to open in June 2000. Construction also continues on the division's new Company-owned Hilton Madison at Monona Terrace. Projected completion of the property, which will be connected to the City's new Monona Terrace Convention Center, is spring of 2001. During the first quarter of fiscal 2000, the Company began construction on a vacation ownership development at the Grand Geneva Resort & Spa, representing the Company's entrance into the timesharing business. The Company began selling its first 24 units during the first quarter of fiscal 2000, although initial sales efforts have been limited while the Company obtained the necessary approvals to sell to Illinois residents. Such approval was received late in calendar year 1999. Construction of this first phase of the development is scheduled to be completed by the end of fiscal 2000. The Company has not recognized revenues from the sale of timesharing units during the first half of fiscal 2000.

Discontinued Operations

     In September 1999, the Company announced its intention to sell its 30 KFC and KFC/Taco Bell 2-in-1 restaurants. The Company decided to dispose of its restaurant business in order to concentrate on its core lodging and theatre operations. In fiscal years 1995 and 1996, respectively, the Company had divested its family restaurant business and its Applebee's restaurants. An agreement entered into by the Company in September 1999 to sell the KFC restaurants was subsequently terminated later during the second quarter. The Company is currently in discussions with several potential purchasers of the assets, which consist primarily of land, buildings and equipment. If a sale is consummated, the Company anticipates that a significant gain from the sale of the assets would be recognized. Fiscal 2000 results of the restaurant operations have been accounted for as discontinued operations in the Company's consolidated financial statements and prior year results have been restated to conform with the current year presentation.

     Revenues from discontinued operations totaled $6.4 million for the second quarter of fiscal 2000, a decrease of $400,000, or 5.4%, from fiscal 1999 second quarter revenues of $6.8 million. During the first half of fiscal 2000, revenues from discontinued operations totaled $13.1 million, a decrease of $1.1 million, or 7.8%, from prior year first half revenues from discontinued operations of
$14.2 million. Included in fiscal 1999 first half revenues was approximately $500,000 of revenues from a Milwaukee summer festival beer tent operated by the restaurant division. The Company discontinued operation of this tent during fiscal 2000. KFC revenues during the first half of fiscal 1999 totaled $13.7 million, including $300,000 from a KFC restaurant that was sold during the second quarter of fiscal 1999, resulting in an after-tax gain on disposal of $200,000.

     During the second quarter of fiscal 2000, the Company had income from discontinued operations, net of applicable income taxes, of $500,000, a decrease of $100,000, or 17.7%, from income from discontinued operations during the same period last year. KFC revenues and operating results were negatively impacted during the quarter by increased chicken costs and a national marketing lunch promotion for sandwiches that was not initially as effective as anticipated. Income from discontinued operations, net of applicable income taxes, totaled $1.0 million for the first half of fiscal 2000, compared to $1.2 million during the first half of fiscal 1999. For the fiscal year ended May 27, 1999, revenues from discontinued operations totaled $26.9 million and income from discontinued operations, net of applicable income taxes, totaled $2.0 million.

FINANCIAL CONDITION

     The Company's lodging, movie theatre and restaurant businesses each generate significant and consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. The Company believes that these consistent and predictable cash sources, together with the availability to the Company of $78 million of unused credit lines as of the end of the second quarter, should be adequate to support the ongoing operational liquidity needs of the Company's businesses.

     Net cash provided by operating activities increased by $4.2 million during the first half of fiscal 2000 to $34.7 million, compared to $30.5 million during the prior year's first half, due primarily to timing differences in payments of accounts payable and taxes other than income taxes. Depreciation and amortization (a non-cash expense) increased as a result of the Company's increased capital spending program.

     Net cash used in investing activities during the fiscal 2000 first half totaled $28.1 million, compared to $47.1 million during the fiscal 1999 first half. The reduction in net cash used in investing activities was primarily the result of increased net proceeds from disposals of property, equipment and other assets, which totaled $15.1 million during fiscal 2000 compared to $5.3 million during fiscal 1999. The proceeds received during the fiscal 2000 first half were the result of the sale of four Baymont Inns & Suites and four former restaurant locations. Capital expenditures to support the Company's continuing expansion program totaled $44.7 million during the first half of fiscal 2000 compared to $51.3 million during the prior year's first half. Fiscal 2000 first half capital expenditures included approximately $19 million incurred in the theatre division to fund new theatres, screen additions to existing theatres, stadium seating retrofits and construction of the Company's second IMAX(R) theatre. In addition, capital expenditures of approximately $12 million have been incurred in the limited-service lodging division to fund the construction of a Woodfield Suites and to continue Baymont re-branding efforts and approximately $13 million has been incurred by the hotels and resorts division to fund their previously described construction projects.

     Net cash used in financing activities during the first half of fiscal 2000 totaled $3.3 million, compared to net cash provided by financing activities of $13.3 million during the first half of fiscal 1999. The Company has funded a portion of its capital expansion program during fiscal 2000 with the net proceeds from disposals of assets. As a result, the Company's net proceeds from issuance of notes payable and long-term debt totaled only $19.6 million during the first half of fiscal 2000, compared to $33.7 million during the same period last year. The Company's principal payments on notes payable and long-term debt totaled $19.3 million during the first half of fiscal 2000 compared to $12.4 million during the same period last year, which also contributed to the increased cash used in financing activities. Offsetting this was the fact that during the first half of last year, the Company repurchased 355,000 of its common shares in the open market pursuant to its stock repurchase program, compared to 51,000 shares repurchased during the first half of fiscal 2000. If a sale of the restaurant business is consummated, the Company intends to use a portion of the anticipated proceeds from the sale to continue its stock repurchase program. Any such repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions. At the end of the first half, there were 821,000 shares available for repurchase under existing Board of Directors authorizations.

     Although the Company's long-term debt balance has not changed during the first half of fiscal 2000, the Company may need to issue additional long-term debt to help fund the Company's ongoing expansion plans in fiscal 2000. In addition to the Company's existing credit lines, the Company has the ability to issue up to $45 million of additional senior notes under an existing private placement program.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company has not experienced any material changes in its market risk exposures since May 27, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's 1999 annual meeting of shareholders was held on Monday, October 4, 1999 ("Annual Meeting"). At the Annual Meeting, the following matters were voted on in person or by proxy, and approved by the Company's shareholders:

     1. The shareholders voted to elect Stephen H. Marcus, Diane Marcus Gershowitz, Daniel F. McKeithan, Jr., Allan H. Selig, Timothy E. Hoeksema, Bruce J. Olson, Philip L. Milstein and Bronson J. Haase to the Company's Board of Directors for one-year terms to expire at the Company's 2000 annual meeting of shareholders and until their successors are duly qualified and elected.

     2. The shareholders approved an amendment to the Company's 1995 Equity Incentive Plan to increase the number of shares of Common Stock available by 2,000,000.

     As of the August 13, 1999 record date for the Annual Meeting ("Record Date"), 17,401,015 shares of Common Stock and 12,502,026 shares of Class B Common Stock were outstanding and eligible to vote, with the Common Stock entitled to one vote per share and the Class B Common Stock entitled to ten votes per share. Following are the final votes on the matters presented for shareholder approval of the Annual Meeting:

Election of Directors
---------------------

                                                      For                                 Withheld
                                      ----------------------------------    --------------------------------
Name                                       Votes          Percentage(1)           Votes         Percentage(1)
----                                  ----------------------------------    --------------------------------
Stephen H. Marcus                       131,815,639          99.88%              161,350            0.12%

Diane Marcus Gershowitz                 131,817,457          99.88%              159,532            0.12%

Daniel F. McKeithan, Jr.                131,817,582          99.88%              159,407            0.12%

Allan H. Selig                          131,801,203          99.87%              175,786            0.13%

Timothy E. Hoeksema                     131,813,972          99.88%              163,017            0.12%

Bruce J. Olson                          131,817,406          99.88%              159,583            0.12%

Philip L. Milstein                      131,817,812          99.88%              159,177            0.12%

Bronson J. Haase                        131,814,127          99.88%              162,862            0.12%


Approval of Amendment to the Company's 1995 Equity Incentive Plan
-----------------------------------------------------------------
           For                          Against                       Abstained                 Broker Non-Vote
---------------------------    --------------------------     -------------------------    --------------------------
   Votes      Percentage(1)      Votes      Percentage(1)      Votes      Percentage(1)      Votes      Percentage(1)
-----------   -------------    ---------    -------------     -------     -------------    ---------    -------------
124,174,705      94.09%        3,186,964        2.41%         103,885         0.08%        4,511,435        3.42%

-----------------

(1)  Based on a total of 131,976,989  votes represented by shares of Common Stock and Class B Common
     Stock actually voted in person or by proxy at the Annual Meeting.

     No other matters were brought before the Annual Meeting for a shareholder vote.

Item 6.  Exhibits and Reports on Form 8-K

              a.  Exhibits
                  --------

                       Exhibit 27.  Financial Data Schedule

              b.  Reports on Form 8-K
                  -------------------

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


                             THE MARCUS CORPORATION
                             ----------------------

                                  (Registrant)



DATE:  January 7, 2000       By: /s/ Stephen H. Marcus
                                 -----------------------------------------------
                                     Stephen H. Marcus,
                                     Chairman of the Board, President and Chief
                                     Executive Officer


DATE:  January 7, 2000       By: /s/ Douglas A. Neis
                                 -----------------------------------------------
                                     Douglas A. Neis
                                     Chief Financial Officer and Treasurer

                             THE MARCUS CORPORATION
                                    FORM 10-Q
                                       FOR
                        26 WEEKS ENDED NOVEMBER 25, 1999

                                  EXHIBIT INDEX

Exhibit               Description
                      -----------

  27              Financial Data Schedule