Form 10-Q
period 2000-02-24
MARCUS CORP
filed 2000-04-07
CIK 62234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 24, 2000
                                               -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________

                         Commission File Number 1-12604
                                                -------

                             THE MARCUS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Wisconsin                            39-1139844
      -----------------------------------------       ---------------------
           (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)             Identification No.

        250 East Wisconsin Avenue, Suite 1700
                 Milwaukee, Wisconsin                         53202
      -----------------------------------------       ---------------------
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

                               Yes __X__   No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK OUTSTANDING AT MARCH 31, 2000 - 17,450,177
CLASS B COMMON STOCK OUTSTANDING AT MARCH 31, 2000 - 12,125,936

                             THE MARCUS CORPORATION
                             ----------------------

                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1.     Consolidated Financial Statements:

            Balance Sheets
            (February 24, 2000 and May 27, 1999)............................  3

            Statements of Earnings
            (Thirteen and thirty-nine weeks ended February 24, 2000 and
            February 25, 1999)..............................................  5

            Statements of Cash Flows
            (Thirty-nine weeks ended February 24, 2000 and February 25,
            1999)...........................................................  6

            Condensed Notes to Financial Statements.........................  7

Item 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition..............................  9

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk.....................................................  17

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K................................  17

            Signatures......................................................  18

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets
                                                       (Unaudited)    (Audited)
                                                       February 24,    May 27,
                                                          2000          1999
                                                          ----          ----
                                                             (in thousands)
ASSETS
Current Assets:
    Cash and cash equivalents                             $10,117        $3,499
    Accounts and notes receivable                          10,148        11,059
    Receivables from joint ventures                         1,962         1,739
    Refundable income taxes                                 3,504         6,041
    Other current assets                                    6,414         4,400
                                                            -----         -----
        Total current assets                               32,145        26,738

Property and equipment:
    Land and improvements                                  95,823        88,221
    Buildings and improvements                            500,432       481,517
    Leasehold improvements                                  7,592         6,963
    Furniture, fixtures and equipment                     229,540       213,408
    Construction in progress                               29,050        28,620
                                                           ------        ------
        Total property and equipment                      862,437       818,729
    Less accumulated depreciation and amortization        230,384       207,516
                                                          -------       -------
        Net property and equipment                        632,053       611,213

Other assets:
    Investments in joint ventures                           2,148         2,045
    Other                                                  35,098        36,120
                                                           ------        ------
        Total other assets                                 37,246        38,165
                                                           ------        ------

TOTAL ASSETS                                             $701,444      $676,116
                                                         ========      ========

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets
                                                                             (Unaudited)        (Audited)
                                                                             February 24,        May 27,
                                                                                2000              1999
                                                                                ----              ----
                                                                                     (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable                                                               $4,051             $4,479
    Accounts payable                                                            17,102             22,958
    Taxes other than income taxes                                                9,270              9,575
    Accrued compensation                                                         3,763              2,617
    Other accrued liabilities                                                   15,007              9,287
    Current maturities on long-term debt                                        18,924             10,470
                                                                                ------             ------
        Total current liabilities                                               68,117             59,386

Long-term debt                                                                 264,529            264,270

Deferred income taxes                                                           34,526             31,405

Deferred compensation and other                                                  8,406              7,481

Shareholders' equity:
    Preferred Stock, $1 par; authorized 1,000,000 shares;
        none issued
    Common Stock, $1 par; authorized 50,000,000 shares;
        issued 19,063,577 shares at February 24, 2000, 18,680,508
        shares at May 27, 1999                                                  19,064             18,681
    Class B Common Stock, $1 par; authorized 33,000,000
        shares; issued and outstanding 12,125,936 at February 24,
        2000, 12,509,014 at May 27, 1999                                        12,126             12,509
    Capital in excess of par                                                    40,760             40,685
    Retained earnings                                                          267,388            252,498
    Accumulated other comprehensive loss                                          (258)              (214)
                                                                                  ----               ----
                                                                               339,080            324,159
    Less cost of Common Stock in treasury (1,506,688 shares at
        February 24, 2000 and 1,280,676 shares at May 27, 1999)                (13,214)           (10,585)
                                                                               -------            -------
        Total shareholders' equity                                             325,866            313,574
                                                                               -------            -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $701,444           $676,116
                                                                              ========           ========

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)
                (in thousands, except per share data)                        February 24, 2000          February 25, 1999
                                                                           ---------------------      ----------------------
                                                                          13 Weeks      39 Weeks      13 Weeks      39 Weeks
                                                                          --------      --------      --------      --------
Revenues:
  Rooms and telephone                                                      $34,884      $126,870       $34,683      $130,207
  Theatre admissions                                                        19,841        64,737        19,422        56,967
  Theatre concessions                                                        9,181        29,201         8,864        25,735
  Food and beverage                                                          6,186        20,186         6,240        18,864
  Other income                                                               7,347        24,406         6,310        22,365
                                                                             -----        ------         -----        ------
Total revenues                                                              77,439       265,400        75,519       254,138

Costs and expenses:
  Rooms and telephone                                                       16,750        52,656        16,631        52,137
  Theatre operations                                                        15,678        50,667        15,597        43,937
  Theatre concessions                                                        2,094         6,993         2,134         6,357
  Food and beverage                                                          4,999        15,373         4,980        14,550
  Advertising and marketing                                                  5,898        18,202         5,653        17,319
  Administrative                                                             9,454        29,293         8,721        27,040
  Depreciation and amortization                                              9,943        29,822         9,662        27,915
  Rent                                                                         681         2,110           828         1,970
  Property taxes                                                             3,484        10,331         3,113         9,887
  Pre-opening expenses                                                         178           688           554         1,451
  Other operating expenses                                                   3,083         9,714         3,006        10,070
                                                                             -----         -----         -----        ------
Total costs and expenses                                                    72,242       225,849        70,879       212,633
                                                                            ------       -------        ------       -------
Operating income                                                             5,197        39,551         4,640        41,505

Other income (expense):
  Investment income                                                            238           933           225           548
  Interest expense                                                          (4,674)      (13,459)       (4,667)      (12,235)
  Gain on disposition of property and equipment                                139         3,879            32         1,618
                                                                               ---         -----            --         -----
                                                                            (4,297)       (8,647)       (4,410)      (10,069)
                                                                             -----         -----         -----        ------
Earnings from continuing operations before income taxes                        900        30,904           230        31,436
Income taxes                                                                   367        12,584           102        12,593
                                                                               ---        ------           ---        ------
Earnings from continuing operations                                            533        18,320           128        18,843

Discontinued operations (Note 2):
  Income from discontinued operations, net of applicable
    income taxes                                                               348         1,319           383         1,549
  Gain on disposal of discontinued operations, net of
    applicable income taxes                                                      -             -             2           201
                                                                           -------      --------      --------      --------
Net earnings                                                               $   881      $ 19,639      $    513      $ 20,593
                                                                           =======      ========      ========      ========
Earnings per share - Basic:
  Continuing operations                                                    $  0.02      $   0.61      $   0.01      $   0.63
  Discontinued operations                                                  $  0.01      $   0.05      $   0.01      $   0.06
                                                                           -------      --------      --------      --------
  Net earnings per share                                                   $  0.03      $   0.66      $   0.02      $   0.69
                                                                           =======      ========      ========      ========
Earnings per share - Diluted:
  Continuing operations                                                    $  0.02      $   0.61      $   0.01      $   0.62
  Discontinued operations                                                  $  0.01      $   0.05      $   0.01      $   0.06
                                                                           -------      --------      --------      --------
  Net earnings per share                                                   $  0.03      $   0.66      $   0.02      $   0.68
                                                                           =======      ========      ========      ========
Weighted Average Shares Outstanding:
  Basic                                                                     29,836        29,879        29,933        30,034
  Diluted                                                                   29,869        29,924        30,023        30,153

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
                                                                                                   39 Weeks Ended
                                                                                           ------------------------------
                                                                                           February 24,      February 25,
                                                                                               2000              1999
                                                                                               ----              ----
                                                                                                   (in thousands)
OPERATING ACTIVITIES:
Net earnings                                                                                 $19,639           $20,593
Adjustments to reconcile net earnings to net cash provided
    by operating activities:
    (Earnings) losses on investments in joint ventures, net of distributions                    (103)              373
    Gain on disposition of property and equipment                                             (3,879)           (1,953)
    Depreciation and amortization                                                             30,817            29,199
    Deferred income taxes                                                                      3,121             2,938
    Deferred compensation and other                                                              925             1,215
    Changes in assets and liabilities:
        Accounts and notes receivable                                                            911             3,093
        Other current assets                                                                  (2,014)           (1,663)
        Accounts payable                                                                      (5,856)          (11,336)
        Income taxes                                                                           2,537               681
        Taxes other than income taxes                                                           (305)           (2,522)
        Accrued compensation                                                                   1,146                (4)
        Other accrued liabilities                                                              5,720             4,029
                                                                                               -----             -----
Total adjustments                                                                             33,020            24,050
                                                                                              ------            ------
Net cash provided by operating activities                                                     52,659            44,643

INVESTING ACTIVITIES:
Capital expenditures, including business acquisitions                                        (62,650)          (74,430)
Net proceeds from disposals of property, equipment and other assets                           15,371             5,376
Purchase of interest in joint ventures                                                             -              (771)
(Increase) decrease in other assets                                                              479            (2,658)
Cash advanced to joint ventures                                                                 (223)             (332)
                                                                                                ----              ----
Net cash used in investing activities                                                        (47,023)          (72,815)

FINANCING ACTIVITIES:
Debt transactions:
    Net proceeds from issuance of notes payable and long-term debt                            39,706            50,783
    Principal payments on notes payable and long-term debt                                   (31,421)          (14,490)
Equity transactions:
    Treasury stock transactions, except for stock options                                     (2,657)           (6,272)
    Exercise of stock options                                                                    101               668
    Dividends paid                                                                            (4,747)           (4,772)
                                                                                              ------            ------
Net cash provided by financing activities                                                        982            25,917
                                                                                                 ---            ------

Net increase (decrease) in cash and cash equivalents                                           6,618            (2,255)
Cash and cash equivalents at beginning of period                                               3,499             4,678
                                                                                               -----             -----
Cash and cash equivalents at end of period                                                   $10,117            $2,423
                                                                                             =======            ======

See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION

                 CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
                      THIRTEEN AND THIRTY-NINE WEEKS ENDED
                                FEBRUARY 24, 2000
                                   (Unaudited)

1.   General

Accounting Policies - Refer to the Company's audited financial statements (including footnotes) for the fiscal year ended May 27, 1999, contained in the Company's Form 10-K Annual Report for such year, for a description of the Company's accounting policies.

Basis of Presentation - The consolidated financial statements for the thirteen and thirty-nine weeks ended February 24, 2000 and February 25, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at February 24, 2000, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year.

Reclassifications - Certain items in the accompanying fiscal 1999 financial statements have been reclassified to conform to the fiscal 2000 presentation.

2.   Discontinued Operations

In September 1999, the Company announced its intention to sell its 30 KFC and KFC/Taco Bell 2-in-1 restaurants. The Company is currently in discussions with several potential purchasers of the assets, which consist primarily of land, buildings and equipment. In accordance with the provisions of Accounting Principles Board Opinion No. 30 concerning reporting the effect of disposal of a segment of a business, the results of operations of the KFC division have been classified as discontinued in the accompanying statements of operations for fiscal 2000. Prior period financial statements have been restated to conform to the current year presentation. KFC revenues for the thirteen and thirty-nine weeks ended February 24, 2000 were $5,672,000 and $18,751,000, respectively. KFC revenues for the thirteen and thirty-nine weeks ended February 25, 1999 were $6,236,000 and $19,893,000, respectively.

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

Following is a summary of business segment information for the thirteen and thirty-nine weeks ended February 24, 2000 and February 25, 1999 (in thousands):

13 Weeks Ended                Limited-Service                                         Corporate
February 24, 2000                     Lodging     Theatres    Hotels/Resorts              Items        Total
-----------------                     -------     --------    --------------              -----        -----
Revenues                              $28,962      $30,147           $17,961               $369      $77,439
Operating Income                        1,378        5,850              (112)            (1,919)       5,197

13 Weeks Ended                Limited-Service                                         Corporate
February 25, 1999                     Lodging     Theatres    Hotels/Resorts              Items        Total
-----------------                     -------     --------    --------------              -----        -----
Revenues                              $28,502      $29,408           $17,165               $444      $75,519
Operating Income                        1,006        5,627              (583)            (1,410)       4,640

39 Weeks Ended                Limited-Service                                         Corporate
February 24, 2000                     Lodging     Theatres    Hotels/Resorts              Items        Total
-----------------                     -------     --------    --------------              -----        -----
Revenues                             $102,367      $96,802           $64,973             $1,258     $265,400
Operating Income                       16,390       18,631             8,980             (4,450)      39,551

39 Weeks Ended                Limited-Service                                         Corporate
February 25, 1999                     Lodging     Theatres    Hotels/Resorts              Items        Total
-----------------                     -------     --------    --------------              -----        -----
Revenues                             $105,857      $85,209           $61,513             $1,559     $254,138
Operating Income                       21,071       17,370             6,959             (3,895)      41,505


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                Special Note Regarding Forward-Looking Statements

     Certain matters discussed in this Management's Discussion and Analysis of Results of Operations and Financial Condition are Aforward-looking statements@ intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the following: (i) the Company's ability to identify properties to acquire, develop and/or manage and continuing availability of funds for such development; (ii) the Company's ability to attract potential partners to assist in the acquisition and/or development of properties; (iii) the limited-service lodging division's ability to attract and retain quality franchise operators and to effectively execute its Baymont repositioning strategy; (iv) continuing consumer demand as a result of general economic conditions with respect to the hotels and resorts and limited-service lodging divisions; (v) continuing availability, in terms of both quality and quantity, of films for the theatre division; and (vi) competitive conditions in the markets served by the Company. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

     Revenues for the third quarter of fiscal 2000 ended February 24, 2000, totaled $77.4 million, an increase of $1.9 million, or 2.5%, from revenues of $75.5 million for the third quarter of fiscal 1999. All three continuing operating divisions reported increased revenues during the third quarter compared to the prior year same period. For the first three quarters of fiscal 2000, revenues were $265.4 million, an increase of $11.3 million, or 4.4%, from revenues of $254.1 million during the first three quarters of fiscal 1999.

     Earnings from continuing operations during the third quarter of fiscal 2000 were $533,000, or $.02 per share, an increase of 316.4% and 100%, respectively, from earnings from continuing operations of $128,000, or $.01 per share, for the same quarter during the prior year. Net earnings during the third quarter of fiscal 2000 were $881,000, or $.03 per share, an increase of 71.7% and 50.0%, respectively, from net earnings of $513,000, or $.02 per share, during the same quarter last year. During the first three quarters of fiscal 2000, earnings from continuing operations were $18.3 million, or $.61 per share. This represented a respective 2.7% and 1.6% decrease from earnings from continuing operations of $18.8 million, or $.62 per share, during the first three quarters of fiscal 1999. Net earnings during the first three quarters of fiscal 2000 were $19.6 million, or $.66 per share, a decrease of 4.6% and 2.9%, respectively, from net earnings of $20.6 million, or $.68 per share, during the first three quarters of fiscal 1999. All per share data presented herein is on a diluted basis.

     Operating income (earnings before other income/expense and income taxes) from continuing operations totaled $5.2 million during the third quarter of fiscal 2000, an increase of $600,000, or 12.0%, compared to the prior year's same period. All three divisions contributed to the increased operating income from continuing operations during the third quarter of fiscal 2000, compared to the same period last year. For the first three quarters of fiscal 2000, operating income from continuing operations was $39.6 million, a decrease of $1.9 million, or 4.7%, from operating income from continuing operations of $41.5 million during the first three quarters of fiscal 1999. The decrease in operating income during the first three quarters of fiscal 2000 was principally the result of reduced operating income from the Company's limited-service lodging division.

     The Company's interest expense, net of investment income, totaled $4.4 million and $12.5 million for the third quarter and first three quarters of fiscal 2000, respectively, compared to $4.4 million and $11.7 million during the same periods in the prior year. The increase during the first three quarters compared to the prior year's same period was the result of increased long-term debt levels necessary to help finance the Company's ongoing capital expansion program, offset by increased investment income and capitalized interest.

Limited-Service Lodging

     Total revenues for the third quarter of fiscal 2000 for the limited-service lodging division were $29.0 million, an increase of $500,000, or 1.6%, compared to revenues of $28.5 million during the same period in fiscal 1999. Total revenues for the first three quarters of fiscal 2000 for the limited-service lodging division were $102.4 million, a decrease of $3.5 million, or 3.3%, compared to revenues of $105.9 million for the first three quarters of fiscal 1999. The limited-service lodging division's operating income for the fiscal 2000 third quarter totaled $1.4 million, an increase of $400,000, or 37.0%, over operating income of $1.0 million during the same period of fiscal 1999. For the first three quarters of fiscal 2000, the limited-service lodging division's operating income totaled $16.4 million, a $4.7 million decrease, or 22.2%, from operating income of $21.1 million for the first three quarters of fiscal 1999.

     Compared to the end of the third quarter of fiscal 1999, 11 fewer Company-owned or operated and 21 new franchised Baymont Inns & Suites were in operation at the end of the fiscal 2000 third quarter. As a result of the sale of seven Baymont Inns & Suites late in fiscal 1999 (five of which were sold to a franchisee) and four Baymont Inns sold during the first half of fiscal 2000 (one of which was sold to a franchisee), fiscal 2000 third quarter and first three quarters revenues were negatively impacted by $1.8 million and $6.6 million, respectively, compared to the same periods during the prior year. The sale of a limited number of Company-owned Inns to franchisees is part of the Company's strategy to emphasize growth primarily through franchising. In the short-term, one of the results of this strategy will be a reduction in revenues from the limited-service lodging division, as the revenues from a franchised Inn are significantly less than those from a Company-owned Inn. The Company believes that this strategy will give its franchise partners the opportunity to develop a significant market presence and will allow the Company to utilize the sales proceeds for other growth opportunities.

     The Company's comparable Baymont Inns & Suites experienced a 0.6 percentage point decline in occupancy percentage and a 7.0% average daily rate increase during the third quarter of fiscal 2000, compared to the same quarter last year. The result of the average daily rate increases and occupancy decline was a 5.9% increase in the division's revenue per available room, or RevPAR, for comparable Baymont Inns during the fiscal 2000 third quarter, compared to the same quarter last year. Fiscal 2000 third quarter occupancy was negatively impacted by reduced travel during the weeks surrounding January 1, 2000, due to concerns over potential Year 2000 computer problems. For the first three quarters of fiscal 2000, RevPAR for comparable Baymont Inns has increased 0.9% compared to the first three quarters of fiscal 1999 as a result of a 5.4% increase in average daily rate, offset by a 2.8 percentage point decline in occupancy percentage.

     The limited-service lodging division's increased operating results during the third quarter of fiscal 2000 compared to the prior year's same period represents the first such increase subsequent to the introduction of the Baymont brand in January 1999 and the division's first such increase since the first quarter of fiscal 1998. The increased RevPAR during the third quarter of fiscal 2000, which was the primary reason for the operating income improvement during the quarter, is attributable primarily to increased market awareness of the
Baymont  brand and the  addition  of lobby  breakfasts  at the  majority  of the
Company-owned Baymont locations. Inns with the lobby breakfasts have consistently performed significantly better than Inns without the lobby breakfast, due to favorable guest response to the new amenity and increased average daily rates implemented in conjunction with such installations. The Company completed installation of the lobby breakfasts at its Company-owned Inns during the third quarter of fiscal 2000. The Company believes that RevPAR should continue to improve as the Baymont brand enters its second year and that operating margins should continue to stabilize as the Company benefits from a full-year of the lobby breakfast program and as market awareness of the Baymont name continues to increase.

     Year-to-date operating results for the limited-service lodging division have been impacted by increased limited-service segment room supply and occupancy declines earlier in the fiscal year associated with the Company's name change of its Budgetel Inns to Baymont Inns & Suites, resulting in initial RevPAR and operating margin decreases. Increased payroll costs in a tight labor market, combined with increased costs of additional guest amenities and marketing costs associated with the re-branding effort also contributed to the lower operating margins during the first three quarters of fiscal 2000.

     At the end of the fiscal 2000 third quarter, the Company owned or operated 95 Baymont Inns & Suites and franchised an additional 77 Inns, bringing the total number of Baymont Inns & Suites in operation to 172. In addition, there were 25 approved franchised locations in development at the end of the third quarter, including eight under construction and scheduled to open in fiscal 2000 or shortly thereafter. One Company-owned Baymont Inn & Suites is under construction.

     The Company also owned and operated seven Woodfield Suites all-suite hotels during the third quarter of fiscal 2000, compared to six locations during the same period last year. The division's seventh Company-owned Woodfield Suites, located in San Antonio, Texas, opened early during the third quarter of fiscal 2000 and the division's sixth property opened late in the third quarter of fiscal 1999. Revenues and operating income from Woodfield Suites increased during the third quarter and first three quarters of fiscal 2000 compared to the same periods of fiscal 1999 due to results from the new locations and a year-to-date RevPAR increase of 2.6% for comparable Woodfield Suites.

Theatres

     The theatre division's fiscal 2000 third quarter revenues were $30.1 million, an increase of $700,000, or 2.5%, over revenues of $29.4 million during the same fiscal 1999 period. Operating income for the third quarter of fiscal 2000 totaled $5.8 million, an increase of $200,000, or 4.0%, over operating income of $5.6 million during the same period last year. Operating income during the third quarter increased compared to the prior year, even though theatre attendance decreased, due primarily to increases in the average ticket price and improvements in cost controls by the division. The theatre division's fiscal 2000 first three quarters revenues were $96.8 million, an increase of $11.6 million, or 13.6%, over revenues of $85.2 million during the first three quarters of fiscal 1999. Operating income for the first three quarters of fiscal 2000 was $18.6 million, an increase of $1.2 million, or 7.3%, over operating income of $17.4 million during the first three quarters of fiscal 1999. Consistent with the seasonal nature of the motion picture exhibition industry, the third quarter of the Company's fiscal year, which includes the Christmas holiday season, is typically the second busiest period for its theatre division, exceeded only by the first quarter's busy summer season.

     Total box office receipts for the fiscal 2000 third quarter were $19.8 million, an increase of $400,000, or 2.2%, over box office receipts of $19.4 million during the same period last year. The increase in box office receipts for the third quarter of fiscal 2000 compared to the same period during the prior year was due to 53 additional screens and an 8.0% increase in average ticket prices. Total box office receipts for the fiscal 2000 first three quarters were $64.7 million, an increase of $7.7 million, or 13.6%, over box office receipts of $57.0 million during the same period last year. The theatre division's average ticket price for the first three quarters of fiscal 2000 increased 6.8% over the same period last year. A portion of the average ticket price increase is due to a change in pricing policy at several of the Company's budget-oriented theatres. First-run theatre average ticket prices have increased 4.4% during the first three quarters of fiscal 2000 compared to the same period last year.

     Concession revenues for the fiscal 2000 third quarter totaled $9.2 million, an increase of $300,000, or 3.6%, over concession revenues of $8.9 million during the same quarter last year. Concession revenues for the fiscal 2000 first three quarters were $29.2 million, an increase of $3.5 million, or 13.5%, over concession revenues of $25.7 million during the fiscal 1999 first three quarters. The increase in concession revenues during the third quarter was due to a 9.5% increase in average concession sales per person compared to the same quarter last year. Increased concession prices and the success of several family-oriented films during the quarter contributed to the substantial increase in concession sales per person during the quarter. The increase in concession revenues during the first three quarters of fiscal 2000 was due to increased overall theatre attendance and a 6.6% increase in average concession sales per person during the fiscal 2000 period compared to the same period last year.

     Total theatre attendance for the third quarter decreased 5.4% compared to the same quarter last year. Total theatre attendance for the first three quarters of fiscal 2000 increased 6.5% over total attendance during the same period last year. The decline in total attendance during the third quarter and a 6.6% decline in attendance at the Company's comparable locations during the first three quarters of fiscal 2000 compared to the same periods last year is the result of fewer quality films during the second and third quarters of fiscal 2000 and an increased number of available theatre screens in selected markets. Attendance during the fiscal 2000 third quarter was also negatively impacted by the fact that the Christmas and New Year's holidays fell on a weekend, reducing attendance during the portion of the week when theatre attendance is traditionally highest. Revenues for the theatre business and the motion picture industry in general are heavily dependent upon the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which the Company has no control.

     The Company did not open any new screens during the third quarter of fiscal 2000. The Company ended the third quarter with a total of 450 total screens in 49 theatres compared to 397 screens in 46 theatres at the end of the same period last year. The Company currently has 37 additional screens under construction, including 21 screens at six existing locations and a new 16-screen UltraPlex in the Minneapolis metropolitan area. The Company expects 29 of the new screens to open by the end of fiscal 2000, with the remaining screens scheduled to open during the first quarter of fiscal 2001. The Company has several additional screens at existing locations in development and is pursuing additional development and acquisition opportunities. The Company also continues to retrofit existing theatres with stadium seating and expects to have approximately 77% of its first-run auditoriums completed by the end of fiscal 2000 and approximately 90% completed by the end of fiscal 2001.

Hotels and Resorts

     Total revenues from the hotels and resorts division during the third quarter of fiscal 2000 increased by $800,000, or 4.6%, to $18.0 million, compared to revenues of $17.2 million during the previous year's comparable period. Operating losses decreased by $500,000, or 80.8%, to $100,000 during the fiscal 2000 third quarter, compared to an operating loss of $600,000 during the third quarter of fiscal 1999. With three of the Company's four owned properties located in the Midwest, the third quarter of the Company's fiscal year is typically the slowest period for its hotels and resorts division. Total revenues from the hotels and resorts division during the first three quarters of fiscal 2000 totaled $65.0 million, an increase of $3.5 million, or 5.6%, over first three quarters revenues of $61.5 million during fiscal 1999. Operating income increased by $2.0 million, or 29.0%, during the first three quarters of fiscal 2000 to $9.0 million, compared to operating income of $7.0 million during the same period last year.

     Increases in RevPAR at the Company's owned hotels and continued improved operating results from the Company's Miramonte Resort were the primary reasons for the division's revenue increase and operating loss decrease during the fiscal 2000 third quarter compared to the prior year's same period. The division's total RevPAR for Company-owned properties increased 4.7% during fiscal 2000's third quarter compared to the same quarter last year and has increased 4.1% for the first three quarters of fiscal 2000 compared to the same period last year. In addition to increased revenues at the Miramonte Resort as a result of greater market awareness and improved marketing, operating income comparisons to last year's third quarter and first three quarters were favorably impacted by the fact that last year the Miramonte's results were reduced by approximately $200,000 and $800,000 of pre-opening cost amortization, respectively. Miramonte pre-opening expenses were fully amortized during the fiscal 1999 third quarter and will not impact future quarterly comparisons to operating results from this property.

     The Company currently has two major hotel construction projects in progress. The Company's expansion of the Hilton Milwaukee City Center remains on schedule to open in June 2000. A family water park fun center being built in conjunction with the room addition is expected to open in August 2000. Construction also continues on the division's new Company-owned Hilton Madison at Monona Terrace. Projected completion of the property, which will be connected to the City's new Monona Terrace Convention Center, is spring of 2001. During the third quarter, the Company discontinued management of the Mission Point Resort on Mackinac Island, Michigan.

     The Company anticipates completing construction of the first two buildings of its vacation ownership development at the Grand Geneva Resort & Spa by the end of fiscal 2000. These two buildings will include 18 timeshare units in addition to a sales center and model unit. Although the Company began selling these units during the first quarter of fiscal 2000, initial sales efforts were limited while the Company obtained the necessary approvals to sell to Illinois residents. Such approval was received during the third quarter and sales have subsequently increased. The Company has not recognized revenues from the sale of timesharing units during the first three quarters of fiscal 2000. Based upon current expectations that approximately 40% of the available units will be sold by the end of fiscal 2000, the Company expects to begin recognizing deferred revenues and costs associated with this development during the fourth quarter of fiscal 2000. The Company does not anticipate that such recognition will have a material impact on fiscal 2000 operating results.

Discontinued Operations

     In September 1999, the Company announced its intention to sell its 30 KFC and KFC/Taco Bell 2-in-1 restaurants. The Company decided to dispose of its restaurant business in order to concentrate on its core lodging and theatre operations. In fiscal years 1995 and 1996, respectively, the Company had divested its family restaurant business and its Applebee's restaurants. An agreement entered into by the Company in September 1999 to sell the KFC restaurants was subsequently terminated during the second quarter. The Company is currently in discussions with several potential purchasers of the assets, which consist primarily of land, buildings and equipment. If a sale is consummated, the Company anticipates that a significant gain from the sale of the assets would be recognized. Fiscal 2000 results of the restaurant operations have been accounted for as discontinued operations in the Company's consolidated financial statements and prior year results have been restated to conform with the current year presentation.

     Revenues from discontinued operations totaled $5.7 million for the third quarter of fiscal 2000, a decrease of $500,000, or 9.0%, from fiscal 1999 third quarter revenues of $6.2 million. During the first three quarters of fiscal 2000, revenues from discontinued operations totaled $18.8 million, a decrease of $1.6 million, or 8.2%, from prior year first three quarters revenues from discontinued operations of $20.4 million. Approximately $500,000 of revenues from a Milwaukee summer festival beer tent operated by the restaurant division was included in division revenues for the first three quarters of fiscal 1999. The Company discontinued operation of this tent during fiscal 2000. KFC revenues during the first three quarters of fiscal 1999 totaled $19.9 million, including $300,000 from a KFC restaurant that was sold during the second quarter of fiscal 1999, resulting in an after-tax gain on disposal of $200,000.

     During the third quarter of fiscal 2000, the Company had income from discontinued operations, net of applicable income taxes, of $348,000, a decrease of $35,000, or 9.1%, from income from discontinued operations during the same period last year. KFC revenues and operating results were negatively impacted during the quarter by a national marketing lunch promotion for sandwiches that was not initially as effective as anticipated, resulting in reduced guest counts and average guest checks. Income from discontinued operations, net of applicable income taxes, totaled $1.3 million for the first three quarters of fiscal 2000, compared to $1.5 million during the first three quarters of fiscal 1999. For the fiscal year ended May 27, 1999, revenues from discontinued operations totaled $26.9 million and income from discontinued operations, net of applicable income taxes, totaled $2.0 million.

FINANCIAL CONDITION

     The Company's lodging, movie theatre and restaurant businesses each generate significant and consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. The Company believes that these consistent and predictable cash sources, together with the availability to the Company of $67 million of unused credit lines as of the end of the third quarter, should be adequate to support the ongoing operational liquidity needs of the Company's businesses.

     Net cash provided by operating activities increased by $8.0 million during the first three quarters of fiscal 2000 to $52.6 million, compared to $44.6 million during the prior year's first three quarters, due primarily to timing differences in payments of accounts payable and taxes other than income taxes. Depreciation and amortization (a non-cash expense) increased as a result of the Company's increased capital spending program.

     Net cash used in investing activities during the fiscal 2000 first three quarters totaled $47.0 million, compared to $72.8 million during the fiscal 1999 first three quarters. The reduction in net cash used in investing activities was primarily the result of reduced capital expenditures and increased net proceeds from disposals of property, equipment and other assets, which totaled $15.4 million during fiscal 2000 compared to $5.4 million during fiscal 1999. The proceeds received during the fiscal 2000 first three quarters were the result of the sale of four Baymont Inns & Suites and four former restaurant locations. Capital expenditures to support the Company's continuing expansion program totaled $62.7 million during the first three quarters of fiscal 2000 compared to $74.4 million during the prior year's first three quarters. Fiscal 2000 first three quarters capital expenditures included approximately $25 million incurred in the theatre division to fund new theatres, screen additions to existing theatres, stadium seating retrofits and construction of the Company's second IMAX(R) theatre. In addition, capital expenditures of approximately $17 million have been incurred in the limited-service lodging division to fund the construction of a Woodfield Suites and to continue Baymont re-branding efforts and approximately $20 million has been incurred by the hotels and resorts division to fund its construction projects.

     Net cash provided by financing activities during the first three quarters of fiscal 2000 totaled $1.0 million compared to $25.9 million during the first three quarters of fiscal 1999. The Company funded a portion of its capital expansion program during fiscal 2000 with the net proceeds from disposals of assets. As a result, the Company's net proceeds from issuance of notes payable and long-term debt totaled $39.7 million during the first three quarters of fiscal 2000 compared to $50.8 million during the same period last year. The Company's principal payments on notes payable and long-term debt totaled $31.4 million during the first three quarters of fiscal 2000 compared to $14.5 million during the same period last year, which also contributed to the decreased cash provided by financing activities. Offsetting this was the fact that, during the first three quarters of last year, the Company repurchased 435,000 of its common shares in the open market pursuant through its stock repurchase program, compared to 257,000 shares repurchased during the first three quarters of fiscal 2000. If a sale of the restaurant business is consummated, then the Company will consider using a portion of the anticipated proceeds from the sale to continue its stock repurchase program. Any such repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions. At the end of the first three quarters, there were 615,000 shares available for repurchase under existing Board of Directors authorizations. As of the date of this filing, the Company has purchased an additional 171,000 of its shares during the fourth quarter of fiscal 2000.

     Although the Company's long-term debt balance has not changed significantly during the first three quarters of fiscal 2000, the Company may need to issue additional long-term debt to help fund the Company's ongoing expansion plans in fiscal 2000. In addition to the Company's existing credit lines, the Company has the ability to issue up to $45 million of additional senior notes under an existing private placement program.

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


                                       THE MARCUS CORPORATION
                                       ----------------------

                                            (Registrant)


DATE:  April 7, 2000              By: /s/ Stephen H. Marcus
                                      ----------------------------------------
                                          Stephen H. Marcus,
                                          Chairman of the Board, President and
                                          Chief Executive Officer

DATE:  April 7, 2000              By: /s/ Douglas A. Neis
                                      ----------------------------------------
                                          Douglas A. Neis
                                          Chief Financial Officer and Treasurer

                             THE MARCUS CORPORATION
                                    FORM 10-Q
                                       FOR
                        39 WEEKS ENDED FEBRUARY 24, 2000

                                  EXHIBIT INDEX

Exhibit        Description
               -----------

  27       Financial Data Schedule