Form 10-K
period 2000-05-25
MARCUS CORP
filed 2000-08-23
CIK 62234

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended May 25, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes|X|               No|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 11, 2000: $275,292,023.

Number of shares outstanding of each of the classes of the registrant's capital stock as of August 11, 2000:

                  Common Stock, $1 par value: 17,368,976 shares
              Class B Common Stock, $1 par value: 11,900,760 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

2000 Annual Report to Shareholders (incorporated by reference into Parts I, II and IV); Proxy Statement for 2000 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III).

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

Item 1.  Business.

       The Marcus Corporation through its subsidiaries (collectively, the "Company") is primarily engaged in three business segments: limited-service lodging; movie theatres; and hotels and resorts. As a result of the Company's stated intention to dispose of its KFC restaurants, the Company's restaurant business segment has been presented as discontinued operations in the Company's financial statements.

       The Company's limited-service lodging operations include a chain of 171 Baymont Inns & Suites limited-service facilities in 30 states and seven Woodfield Suites all-suite hotels in Wisconsin, Colorado, Ohio, Illinois and Texas. Of the 171 Baymont Inns & Suites, 86 are owned or operated by the Company, nine are operated under joint venture agreements and 76 are franchised.

       The Company operates 50 movie theatres with an aggregate of 470 screens throughout Wisconsin, Ohio, Illinois and Minnesota. The Company also operates a family entertainment center, Funset Boulevard, in Appleton, Wisconsin.

       The Company's hotel and resort operations include the Pfister Hotel and the Hilton Milwaukee City Center, which are full-service hotels in Milwaukee, Wisconsin, and the Grand Geneva Resort & Spa and the Miramonte Resort, which are full-facility destination resorts in Lake Geneva, Wisconsin and Indian Wells, California, respectively. In May 2000, the Company purchased the Hotel Phillips, a downtown Kansas City, Missouri landmark hotel. The Company also manages three hotels for third parties: the Hotel Mead in Wisconsin Rapids, Wisconsin, the Crowne-Plaza Northstar in Minneapolis, Minnesota and Beverly Garland's Holiday Inn in North Hollywood, California.

       The Company's restaurant division includes 27 KFC (Kentucky Fried Chicken) restaurants and three KFC/Taco Bell 2-in-1 restaurants in Wisconsin, which the Company announced its intention to sell in September 1999.

       The Company's current expansion plans include the following goals:

       o Continuing to define and build the Baymont Inns & Suites brand, with a goal to be the "best in class" in the mid-price without food and beverage segment of the lodging industry. The Company currently believes that most of its anticipated future growth will ultimately come from its emphasis on opening new franchised Baymont Inns and Baymont Inns & Suites. As of the end of fiscal 2000, one new Company-owned and 26 new franchised properties were under development, the majority of which are expected to open during fiscal 2001. The Company currently believes that it will add 25 to 35 new franchised properties per year over the next few years. By emphasizing franchising, the Company believes the Baymont brand may grow more rapidly, conserving capital for other strategic purposes within the Company. In addition to the development of new franchised properties, the Company plans to further emphasize franchising in the future by exploring the potential sale of approximately 20 Company-owned properties to new and existing franchisees over the next three years, with the Company possibly retaining a management contract in some cases. The Company also anticipates exploring additional growth of the Baymont brand through potential acquisitions and joint venture investments.

       o Reaching its target of 500 movie theatre screens during fiscal 2001. The Company plans to open up to 36 new screens during fiscal 2001, including 19 new screens to be added to existing locations in Wisconsin, Illinois and Minnesota. The Company's second large UltraScreen(TM) opened in June 2000 at a Madison, Wisconsin location. The Company also has plans to complete its stadium seating retrofit program, resulting in stadium seating in approximately 90% of its first-run screens by the end of 2001.

       o Increasing the number of rooms managed by the hotel and resort division to 10,000 rooms over the next five years, either Company-owned or managed for others. The Company anticipates that the majority of this growth will come from management contracts for other owners. In some cases, the Company may own a partial interest in the new properties. The Company opened an extensive addition to the Hilton Milwaukee City Center in June 2000. In addition, the Company currently has two Company-owned projects under construction or in development: the Hilton Madison at Monona Terrace - a 238-room public/private endeavor with the City of Madison, Wisconsin scheduled to open late in fiscal 2001; and the Hotel Phillips - a 240-room public/private project in Kansas City, Missouri. The Company purchased the Hotel Phillips in May 2000 and currently plans to close the property this fall in order to undertake a complete restoration of this landmark property.

       o Evaluating additional growth opportunities. The Company opened its seventh Woodfield Suites during fiscal 2000 and is evaluating additional sites and franchising opportunities. The Company began selling units of a vacation ownership development at the Grand Geneva Resort & Spa during fiscal 2000 and recently opened its first 18 units and a sales center, representing the Company's entrance into the timesharing business. The Company expects to continue growing this business in fiscal 2001 and beyond.

       The actual number, mix and timing of potential future new facilities and expansions will depend in large part on continuing favorable industry and economic conditions, the Company's financial performance and available capital, the competitive environment, evolving customer needs and trends, customer acceptance of the new Baymont brand, the Company's ability to increase the number of franchised locations at a pace faster than that achieved under the Budgetel name and the continued availability of attractive opportunities. It is likely that the Company's expansion goals will continue to evolve and change in response to these and other factors with no assurance that these current goals will be achieved.

Business Segment Data

       Certain business segment data for the Company's three most recent fiscal years relating to the Company's three industry segments is set forth in footnote 12 to the Notes to Consolidated Financial Statements included on Page 28 of the Company's 2000 Annual Report to Shareholders, which pages are incorporated by reference herein.

Limited-Service Lodging Operations

Baymont Inns & Suites

       The Company owns, operates or franchises 171 limited-service facilities, with over 16,000 available rooms, under the names "Baymont Inns" and "Baymont Inns & Suites" in 30 states. Of this total, 76 Baymont Inns & Suites are operated by franchisees, 86 are Company-owned or operated and nine are operated under joint venture agreements. During fiscal 2000, 14 new franchised properties were opened, with an additional 26 new franchised properties and one new Company-owned property under construction or in development at fiscal year-end. During fiscal 2000, the Company sold four Baymont Inns & Suites, including one to a franchisee.

       Targeted at the business traveler, Baymont Inns & Suites feature an upscale, contemporary exterior appearance, are generally located in high traffic commercial areas in close proximity to interstate highway exits and major thoroughfares and vary in size between 57 and 191 rooms. The Company believes that providing amenities typically associated with full-service hotels distinguishes Baymont Inns & Suites from many of its competitors. These amenities include executive conference centers, king-sized beds, free local telephone calls, incoming fax transmissions, non-smoking rooms, in-room coffee makers, remote control cable televisions, extra-long telephone cords and large working desks. Additional amenities that have been introduced include lobby breakfasts, two-room suites, 25-inch televisions, fitness facilities, voice mail, hair dryers, irons and ironing boards, complimentary copies of USA Today and high speed Internet access. To enhance customer security, all Baymont Inns & Suites feature "card key" room locking systems and provide well-lighted parking areas and all-night front desk staffing. The interior of each Baymont Inns & Suites is refurbished in accordance with a strict periodic schedule.

       Baymont Inns & Suites has a national franchise program and has increased its emphasis on opening more franchised Baymont Inns & Suites. Sales offices in Wisconsin, Texas, Florida, Tennessee, South Dakota, New Jersey and Oregon and service offices in Florida and Tennessee are intended to help support expansion of the Baymont Inns & Suites franchise. Franchisees pay an initial franchise fee and annual marketing assessments, reservation system assessments and royalty fees based on room revenues. The Company is qualified to sell, and anticipates ultimately selling, franchises in all 50 states. The Company plans to further emphasize franchising in the future by exploring the potential sale of approximately 20 Company-owned properties to new and existing franchisees over the next three years as a part of the Company's strategy to emphasize growth through franchising. In some cases, the Company may continue to manage a sold property for a new owner under the terms of a management contract. The Company believes that the sale of selected properties will allow its franchise partners to develop a significant market presence and the Company to use the proceeds from such sales for other growth opportunities, including developing Baymont properties in new markets.

Woodfield Suites

       The Company operates seven mid-priced, all-suite hotels under the name "Woodfield Suites" in Illinois, Wisconsin, Colorado, Ohio and Texas. In fiscal 2000, the Company opened a new Company-owned property near the River Walk in San Antonio, Texas.

       Woodfield Suites offers all of its guests the use of a centrally-located swimming pool, whirlpool and game room. Most suites have a bedroom and separate living room and feature an extra-length bed, sleeper sofa for additional guests, microwave, refrigerator, wet bar, television and hair dryer. Some suites also have a kitchenette. All guests receive a complimentary continental breakfast and are invited to a complimentary cocktail hour. Meeting rooms and two-line telephones equipped with dataports in every suite enhance Woodfield Suites' appeal to business travelers. Woodfield Suites is installing high speed Internet access to all properties.

Hotels and Resorts Operations

The Pfister Hotel

       The Company owns and operates the Pfister Hotel in downtown Milwaukee. The Pfister Hotel, a full service, luxury hotel, has 307 rooms (including 82 luxury suites), three restaurants, two cocktail lounges (one of which was recently opened) and a 275-car parking ramp. The Pfister has 24,000 square feet of banquet and convention facilities. Banquet and meeting rooms accommodate up to 3,000 persons, and the hotel features two large ballrooms, including one of the largest ballrooms in the Milwaukee metropolitan area, with banquet seating for 1,200 people. In addition, the Pfister opened a new indoor swimming pool and state of the art fitness center in June 2000. A portion of the Pfister's first-floor space is leased for use by retail tenants. In fiscal

2000, the Pfister Hotel earned its 24th consecutive four-diamond award from the American Automobile Association. The Pfister is also a member of Preferred Hotels and Resorts Worldwide Association, an organization of independent luxury hotels and resorts, and the Association of Historic Hotels of America.

The Hilton Milwaukee City Center

       The Company owns and operates the 730-room Hilton Milwaukee City Center. The Hilton franchise affiliation has benefited the Hilton Milwaukee City Center through Hilton's international centralized reservation and marketing system, advertising cooperatives and frequent stay programs. In June 2000, the Company completed construction on the rooms and expanded meeting space portion of an extensive addition, increasing the number of rooms by 175 to the current total of 730 rooms. The addition will also include an indoor water park and family fun center that features water slides, swimming pools, a sand beach, lounge and restaurant.

The Grand Geneva Resort & Spa

       The Grand Geneva Resort & Spa in Lake Geneva, Wisconsin is a full-facility destination resort located on 1,300 acres. The largest convention resort in Wisconsin includes 355 guest rooms, 50,000 square feet of banquet, meeting and exhibit space, 6,600 square feet of ballroom space, three specialty restaurants, two cocktail lounges, two championship golf courses, several ski-hills, four indoor and five outdoor tennis courts, three swimming pools, a spa and fitness complex, horse stables and an on-site airport.

       The Company began selling units of a vacation ownership development during fiscal 2000 and recently opened its first 18 units and a sales center, representing the Company's entrance into the timesharing business. Condominium owners will be able to participate in exchange programs through Resort Condominiums International.

Miramonte Resort

       The Miramonte Resort in Indian Wells, California, a boutique luxury resort located on 11 landscaped acres, opened in 1998 following an extensive renovation. The resort includes 14 two-story Tuscan style buildings housing 226 guest rooms, one restaurant, one lounge and 9,500 square feet of banquet, meeting and exhibit space, including a 5,000 square foot grand ballroom. Additionally, there is a fully equipped fitness center and two outdoor swimming pools, each with an adjacent jacuzzi spa and sauna. New amenities include outdoor meeting facilities and a golf concierge. During fiscal 2000, the Miramonte Resort earned its second consecutive four-diamond award from the American Automobile Association.

Operated and Managed Hotels

       The Company operates the Crowne Plaza-Northstar Hotel in Minneapolis, Minnesota. The Crowne Plaza-Northstar Hotel is located in downtown Minneapolis and has 226 rooms, 13 meeting rooms, 6,370 square feet of ballroom and convention space, one restaurant, one cocktail lounge and an exercise facility.

       The Company manages the Hotel Mead in Wisconsin Rapids, Wisconsin. The Hotel Mead has 157 guest rooms, 10 meeting rooms totaling 14,000 square feet of meeting space, two cocktail lounges, two restaurants and an indoor pool with a sauna and whirlpool.

       The Company manages Beverly Garland's Holiday Inn in North Hollywood, California. The Beverly Garland has 257 rooms, including 12 suites, meeting space for up to 600, including an amphitheater and ballroom, and an outdoor swimming pool and lighted tennis courts. The mission-style hotel is located on seven acres near Universal Studios.

New Developments

       Late in fiscal 2000, the Company purchased the Hotel Phillips, a 240-room hotel in Kansas City, Missouri. The Company plans to close the property during Fall 2000 and undertake a complete restoration of the landmark hotel. In late fiscal 1999, the Company also commenced construction on the Company's new Hilton Madison at Monona Terrace, a 238-room hotel that will be connected by skywalk to the new Monona Terrace Convention Center in Madison, Wisconsin and is scheduled to open in late fiscal 2001.

Theatre Operations

       At the end of fiscal 2000, the Company operated 50 movie theatre locations with an aggregate of 470 screens in Wisconsin, Illinois, Minnesota and Ohio for an average of 9.4 screens per location, compared to an average of 8.9 screens per location at the end of fiscal 1999 and 7.8 at the end of fiscal 1998. The Company's facilities include 16 megaplex theatres (12 or more screens), representing 54% of the Company's total screens, 32 multiplex theatres (2 to 11 screens) and two single-screen theatres. The theatre division's long-term growth strategy is to focus on megaplex theatres having between 12 and 20 screens which typically vary in seating capacity from 150 to 450 seats per screen. Multi-screen theatres allow the Company to offer a more diversified selection of films to attract additional customers, exhibit movies in larger or smaller auditoriums within the same theatre depending on the popularity of the movie and benefit from the economies of having common box office, concession, projection and lobby facilities. Most of the Company's movie theatres feature exclusively first-run films.

       The Company added 42 screens in fiscal 2000, including a new 16-screen UltraPlex(TM) in Oakdale, Minnesota, 19 screens to four existing theatres and the Company's second large screen IMAX(R) 2D/3D theatre at its Addison, Illinois location. The Company also purchased a six-screen theatre in Shakopee, Minnesota. At fiscal year-end, the Company operated 445 first-run screens and 25 budget-oriented screens.

       The results of the Company's movie theatre business and the motion picture industry in general are largely dependent upon the box office appeal and marketing of available first-run films, factors over which the Company has no control. Movie production has been stimulated by additional demand from ancillary markets such as home video, pay-per-view and cable television, as well as increased demand from foreign film markets. Fiscal 2000 featured such box office hits as Star Wars I: The Phantom Menace, The Sixth Sense, Austin Powers 2: The Spy Who Shagged Me, Runaway Bride, Tarzan, Big Daddy, Toy Story 2 and The Green Mile.

       The Company obtains its films from the national motion picture production and distribution companies and is not dependent on any single motion picture supplier. Booking, advertising, concession purchases and promotion are handled centrally by an administrative staff.

       The Company strives to provide its movie patrons with high-quality picture and sound presentation in clean, comfortable, attractive and contemporary theatre environments. Substantially all of the Company's movie theatre complexes feature either digital sound, Dolby or other stereo sound systems; acoustical ceilings; side wall insulation; engineered drapery folds to eliminate sound imbalance, reverberation and distortion; tiled floors; loge seats; cup-holder chair-arms; and computer-controlled heating, air conditioning and ventilation. Computerized box offices permit all of the Company's movie theatres to sell tickets in advance. The Company's theatres are accessible to persons with disabilities and provide wireless headphones for hearing-impaired moviegoers. Other amenities at certain theatres include THX auditoriums, which allow customers to hear the softest and loudest sounds, and touch-screen, computerized, self-service ticket kiosks, which simplify advance ticket purchases. The Company also operates an exclusive customer information telephone system in Milwaukee and Madison, allowing customers to call for information regarding the locations, times and titles of movies being shown by the Company throughout each metropolitan area. The Company also operates the Marcus Movie Hitline, which is a satellite-based automated telephone ticketing system enabling moviegoers to buy tickets to movies at any of 12 Marcus first-run theatres in the metropolitan Milwaukee area and its two theatres in Columbus, Ohio using a credit card. In fiscal 2000, the Company announced plans to acquire a small equity interest in MovieTickets.com, a joint venture of movie and entertainment companies representing nearly 5,500 screens throughout the United States and Canada created to sell movie tickets over the Internet. As a result of its association with MovieTickets.com, the Company expects to introduce on-line ticketing during fiscal 2001, allowing moviegoers to buy tickets at certain theatres via the Internet.

       The Company has enhanced its offerings of amenities at over 77% of its first-run theatres with stadium seating, a tiered seating system that permits unobstructed viewing. The Company is continuing an extensive program to add stadium seating to approximately 90% of its existing first-run screens by the end of 2001.

       The Company sells food and beverage concessions at all of its movie theatres. The Company believes that a wide variety of food and beverage items, properly merchandised, increases concession revenue per patron. Although popcorn remains the traditional favorite with moviegoers, the Company continues to upgrade its available concessions by offering varied choices. For example, some of the Company's theatres offer hot dogs, pizza, ice cream, pretzel bites, frozen yogurt, coffee, mineral water and juices.

       The Company also owns a family entertainment center, Funset Boulevard, adjacent to its 11-screen movie theatre in Appleton, Wisconsin. Funset Boulevard features a 40,000 square foot Hollywood-themed indoor amusement facility, including a restaurant, party room, a laser tag center, virtual reality games, an arcade, an outdoor miniature golf course and batting cages.

Discontinued Restaurant Operations

       In September 1999, the Company announced its intention to sell its 30 KFC and KFC/Taco Bell 2-in-1 restaurants. The Company decided to dispose of its restaurant business in order to concentrate on its core lodging and theatre operations. An agreement entered into by the Company in September 1999 to sell the KFC restaurants was subsequently terminated during the second quarter. The Company is currently actively pursuing the sale of the KFC assets, which consist primarily of land, buildings and equipment.

       The Company has non-exclusive franchise rights to operate KFC restaurants in the Milwaukee metropolitan area and in northeast Wisconsin. The Company currently operates 27 KFC restaurants and three KFC/Taco Bell 2-in-1 restaurants. The Company is the largest operator of KFC restaurants in Wisconsin, based on the number of facilities operated. The restaurants feature Kentucky Fried Chicken and other franchisor-authorized food items.

       Virtually all of the Company's KFC restaurants feature inside seating for approximately 24 to 54 customers, drive-thru windows and updated electronic equipment to better facilitate food preparation and order processing. Twelve locations in the Fox Valley and Milwaukee metropolitan areas offer home delivery.

       The Company's KFC locations operate under individual franchise agreements, all of which were renewed in early fiscal 1998 for a term of 20 years. Franchise royalties approximate 4% of net sales and, in addition, an initial flat fee of $14,000 is payable for each new KFC restaurant. The KFC franchisor specifies certain product requirements and provides for certain approved suppliers of products and supplies in order to maintain quality standards.

Competition

       In each of its businesses, the Company experiences intense competition from national and/or regional chain and franchise operations, some of which have substantially greater financial and marketing resources than the Company. Most of the Company's facilities are located in close proximity to other facilities which compete directly with those of the Company.

       The Company's Baymont Inns & Suites compete with such national limited-service lodging chains as Hampton Inn (owned by Hilton Hotels Corporation), Fairfield Inn (owned by Marriott Corporation), Holiday Inn Express, Comfort Inn and others, as well as a large number of regional and local chains. The Company's Woodfield Suites compete with such national chains as Embassy Suites, Comfort Suites, AmeriSuites and Courtyard by Marriott, as well as other regional and local all-suite facilities.

       The Company's hotels and resorts compete with the hotels and resorts operated by Hyatt Corporation, Marriott Corporation, Ramada Inns, Holiday Inns, Wyndham Hotels and others, along with other regional and local hotels and resorts.

       In the restaurant business, the Company's KFC restaurants compete locally with Hardee's, Boston Market, Popeye's and similar national and regional fast food chains and individual restaurants offering chicken.

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

       The Company believes that the principal factors of competition in each of its businesses, in varying degrees, are the price and quality of its product, quality and location of its facilities and customer service. The Company believes that it is well positioned to compete on the basis of these factors.

Seasonality

       Historically, the Company's first fiscal quarter has produced the strongest operating results, because this period coincides with the typical summer seasonality of the movie theatre industry and the summer strength of the Company's lodging and food service businesses. The Company's third fiscal quarter has historically produced the weakest operating results, primarily due to the effects of reduced travel during the winter months on the Company's lodging businesses.

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

Employees

       As of the end of fiscal 2000, the Company had approximately 7,300 employees, a majority of whom were employed on a part-time basis. A majority of the Company's hotel employees in Milwaukee, Wisconsin are covered by collective bargaining agreements which expire in June 2002. A number of the Company's hotel employees in Minneapolis, Minnesota are covered by collective bargaining agreements which expire in April 2005. Relations with employees have been satisfactory, and the Company has experienced no material work stoppages due to labor disputes.

Item 2.  Properties.

       The Company owns a substantial portion of its facilities, including the Pfister Hotel, the Hilton Milwaukee City Center, the Grand Geneva Resort and Spa, the Miramonte Resort and the Hotel Phillips, all of the Company-owned Baymont Inns & Suites and Woodfield Suites, the majority of its theatres and restaurants, and leases the remainder. The Company also manages three hotel properties for third parties. Additionally, the Company owns properties acquired for the future construction and operation of new Company operating facilities. Some of its properties are leased from entities owned by principal shareholders of the Company. All of the Company's properties are suitably maintained and adequately utilized to cover the respective business segment served.

       The operating properties owned, leased and franchised by the Company are summarized in the following table:


                               Total                   Leased      Leased      Managed    Managed
                             Number of                  from        from        for         for
                             Facilities               Unrelated    Related     Related    Unrelated      Owned By
     Business Segment       in Operation  Owned(1)     Parties     Parties     Parties     Parties    Franchisees(2)
     ----------------       ------------  --------     -------     -------     -------     -------    --------------
Restaurants:
  KFC                            30           29           1           0        0           0            0
Movie Theatres:                  50           37          12           1        0           0            0
Hotels and Resorts:
  Hotels                          6            3           0           0        0           3            0
  Resorts                         2            2           0           0        0           0            0
Limited-Service Lodging:
  Baymont Inns & Suites         171           85           0           0        9           1           76
  Woodfield Suites                7            7           0           0        0           0            0
                                ---         ----          --          --       --          --           --
           TOTALS               266          163          13           1        9           4           76
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

       The terms of over 90% of the Company's operating property leases expire on various dates after fiscal 2001 (assuming exercise by the Company of all renewal and extension options).

Item 3. Legal Proceedings.

       The Company does not believe that any pending legal proceeding involving the Company is material to its business. No legal proceeding required to be disclosed under this item was terminated during the fourth quarter of the Company's 2000 fiscal year.

Item 4.  Submission of Matters to a Vote of Security Holders.

       No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's 2000 fiscal year.

                          EXECUTIVE OFFICERS OF COMPANY

       Each of the current executive officers of the Company is identified below together with information about each such officer's age, current position with the Company and employment history for at least the past five years:

          Name                                        Position                                 Age

Stephen H. Marcus         Chairman of the Board, President and Chief Executive Officer          65

Bruce J. Olson            Group Vice President                                                  50

James R. Abrahamson       President and Chief Operating Officer, Baymont Inns & Suites          44

H. Fred Delmenhorst       Vice President-Human Resources                                        59

Thomas F. Kissinger       General Counsel and Secretary                                         40

Douglas A. Neis           Chief Financial Officer and Treasurer                                 41

       Stephen H. Marcus has been Chairman of the Board of the Company since December 1991 and President and Chief Executive Officer since December 1988. Mr. Marcus has been employed by the Company for 39 years.

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

       James R. Abrahamson joined the Company in April 2000 as President and Chief Operating Officer of Baymont Inns & Suites. Mr. Abrahamson previously served as Executive Vice President of the Franchise Hotel Group of Hilton Hotels Corporation from January 1995 until April 2000.

       H. Fred Delmenhorst has been the Vice President-Human Resources since he joined the Company in December 1984.

       Thomas F. Kissinger joined the Company in August 1993 as Secretary and Director of Legal Affairs and in August 1995 was promoted to General Counsel and Secretary. Prior thereto, Mr. Kissinger was associated with the law firm of Foley & Lardner for five years.

       Douglas A. Neis joined the Company in February 1986 as Controller of the Marcus Theatres division and in November 1987 he was promoted to Controller of Marcus Restaurants. In July 1991, Mr. Neis was appointed Vice President of Planning and Administration for Marcus Restaurants. In September 1994, Mr. Neis was also named Director of Technology for the Company and in September 1995 he was elected Corporate Controller for the Company. In September 1996, Mr. Neis was promoted to Chief Financial Officer and Treasurer of the Company.

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

                                     PART II

Item 5.  Market for the Company's Common Equity and Related Shareholder Matters.

       The information required by this item is incorporated by reference to the information pertaining thereto included on Pages 30, 31 and 33 of the Company's 2000 Annual Report to Shareholders.

Item 6.  Selected Financial Data.

       The information required by this item is incorporated by reference to the information pertaining thereto included on Page 30 of the Company's 2000 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The information required by this item is incorporated by reference to the information pertaining thereto included on Pages 10 through 17 of the Company's 2000 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

       The information required by this item is incorporated by reference to the information pertaining thereto included on Page 17 of the Company's 2000 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data.

       The information required by this item is incorporated by reference to the information pertaining thereto included on Pages 18 through 29 and 31 of the Company's 2000 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Company.

       The information required by this item with respect to directors is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled "Election of Directors" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Shareholders scheduled to be held September 25, 2000 (the "Proxy Statement"). The required information with respect to executive officers appears at the end of Part I of this Form 10-K. The required information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by directors and executive officers is incorporated by reference to the information pertaining thereto set forth under the caption entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)   Financial Statements.

       The consolidated financial statements of the Company as of May 25, 2000 and May 27, 1999 and for each of the three years in the period ended May 25, 2000, together with the report thereon of Ernst & Young LLP, dated July 14, 2000, appear on Pages 18 through 29 of the Company's 2000 Annual Report to Shareholders, and are incorporated herein by reference.

(a)(2)   Financial Statement Schedules.

       All schedules are omitted because they are inapplicable, not required under the instructions or the financial information is included in the consolidated financial statements or notes thereto.

(a)(3)   Exhibits.

       The exhibits filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.*

(b)      Reports on Form 8-K.

       The Company did not file a Form 8-K with the Securities and Exchange Commission during the fourth quarter of fiscal 2000.

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

                                        THE MARCUS CORPORATION

Date:  August 23, 2000                  By:  /s/ Stephen H. Marcus
                                            -------------------------------
                                            Stephen H. Marcus,
                                            Chairman of the Board and President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities as of the date indicated above.



By:/s/ Stephen H. Marcus                   By:/s/ Daniel F. McKeithan
   --------------------------------           ---------------------------------
   Stephen H. Marcus, Chairman of the         Daniel F. McKeithan, Jr., Director
   Board and President (Chief Executive
   Officer)



By:/s/ Douglas A. Neis                     By:/s/ Diane Marcus Gershowitz
   --------------------------------           ---------------------------------
   Douglas A. Neis, Treasurer and             Diane Marcus Gershowitz, Director
   Controller (Chief Financial and
   Accounting Officer)



By:/s/ Bruce J. Olson                      By:/s/ Timothy E. Hoeksema
   --------------------------------           ---------------------------------
   Bruce J. Olson, Director                   Timothy E. Hoeksema, Director



By:/s/ Philip L. Milstein                  By:/s/ Allan H. Selig
   --------------------------------           ---------------------------------
   Philip L. Milstein, Director               Allan H. Selig, Director



By:/s/ Bronson J. Haase
   -------------------------------
   Bronson J. Haase, Director

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

4.4 Second Supplement to Note Purchase Agreements dated May 7, 1999. [Incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended May 27, 1999.]

4.5 Credit Agreement dated as of April 29, 1999, among the Company, Bank of America National Trust and Savings Association, as Administrative Agent, Bank One, Wisconsin, as Documentation Agent, the other financial institutions parties thereto and Nationsbanc Montgomery Securities LLC, as Sole Arranger and Sole Book Manager. [Incorporated by reference to
       Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended May 27, 1999.]

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

10.2 Comprehensive Image Enhancement Agreement, dated October 12, 1988, between the Company and KFC Corporation. [Incorporated by reference to
       Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended May 25, 1989.]

10.3 Form of individual Kentucky Fried Chicken franchise agreement between the Company and KFC Corporation. [Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 1997.]

10.4* The Marcus Corporation 1995 Equity Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended May 27, 1999.]

10.5* The Marcus Corporation 1994 Nonemployee Director Stock Option Plan. [Incorporated by reference to Exhibit A to the Company's 1994 Proxy Statement.]

13 The Company's 2000 Annual Report to Shareholders, to the extent incorporated by reference herein.

21     Subsidiaries of the Company as of May 25, 2000.

23     Consent of Ernst & Young LLP.

27     Financial Data Schedule for the fiscal year ended May 25, 2000.

99 Proxy Statement for the 2000 Annual Meeting of Shareholders. (The Proxy Statement for the 2000 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2000 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.)


----------

* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.