Form 10-Q
period 2000-08-24
MARCUS CORP
filed 2000-10-06
CIK 62234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 24, 2000
                                                ---------------

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

COMMON STOCK OUTSTANDING AT OCTOBER 2, 2000 - 17,245,406
CLASS B COMMON STOCK OUTSTANDING AT OCTOBER 2, 2000 - 11,894,377

                             THE MARCUS CORPORATION
                             ----------------------

                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1.     Consolidated Financial Statements:

            Balance Sheets
            (August 24, 2000 and May 25, 2000)..............................  3

            Statements of Earnings
            (Thirteen weeks ended August 24, 2000 and thirteen weeks
            ended August 26, 1999)..........................................  5

            Statements of Cash Flows
            (Thirteen weeks ended August 24, 2000 and thirteen weeks
            ended August 26, 1999)..........................................  6

            Condensed Notes to Financial Statements.........................  7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................  8

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk.....................................................  14

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K................................  14

            Signatures......................................................  15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets

                                                        (Unaudited)    (Audited)
                                                         August 24,     May 25,
                                                            2000          2000
                                                            ----          ----
                                                             (in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                               $2,120        $2,935
   Accounts and notes receivable                           19,814        11,908
   Receivables from joint ventures                          3,464         2,468
   Refundable income taxes                                      -         3,020
   Real estate and development costs                        3,903         3,917
   Other current assets                                     4,003         4,147
                                                            -----         -----
     Total current assets                                  33,304        28,395

Property and equipment:
   Land and improvements                                   96,189        96,158
   Buildings and improvements                             557,707       514,734
   Leasehold improvements                                   8,165         7,650
   Furniture, fixtures and equipment                      245,390       231,643
   Construction in progress                                11,596        48,152
                                                           ------        ------
     Total property and equipment                         919,047       898,337
   Less accumulated depreciation and amortization         250,351       240,020
                                                          -------       -------
     Net property and equipment                           668,696       658,317

Other assets:
   Investments in joint ventures                            2,135         2,025
   Other                                                   36,656        35,039
                                                           ------        ------
     Total other assets                                    38,791        37,064
                                                           ------        ------

TOTAL ASSETS                                             $740,791      $723,776
                                                         ========      ========


See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets

                                                        (Unaudited)    (Audited)
                                                         August 24,     May 25,
                                                            2000          2000
                                                            ----          ----
                                                              (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable                                           $5,620        $4,228
   Accounts payable                                        11,066        24,463
   Income taxes                                             3,317             -
   Taxes other than income taxes                           13,201        11,219
   Accrued compensation                                     5,062         4,307
   Other accrued liabilities                               14,063        10,026
   Current maturities on long-term debt                    14,778        16,228
                                                           ------        ------
     Total current liabilities                             67,107        70,471

Long-term debt                                            299,061       286,344

Deferred income taxes                                      32,876        32,602

Deferred compensation and other                             8,926         9,112

Shareholders' equity:
   Preferred Stock, $1 par; authorized 1,000,000
     shares; none issued
   Common Stock, $1 par; authorized 50,000,000 shares;
     issued 19,288,753 shares at August 24, 2000,
     19,072,617 shares at May 25, 2000                     19,289        19,073
   Class B Common Stock, $1 par;  authorized 33,000,000
     shares;  issued and outstanding 11,900,760 at
     August 24, 2000, 12,116,896 at May 25, 2000           11,901        12,117
   Capital in excess of par                                40,793        40,774
   Retained earnings                                      278,706       268,808
   Accumulated other comprehensive los                       (222)         (257)
                                                              ---           ---
                                                          350,467       340,515
   Less cost of Common Stock in treasury (1,927,493
     shares at August 24, 2000 and 1,708,247 shares
     at May 25, 2000)                                     (17,646)      (15,268)
                                                           ------        ------
     Total shareholders' equity                           332,821       325,247
                                                          -------       -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $740,791      $723,776
                                                         ========      ========


See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

     (in thousands, except per share data)                    13 Weeks Ended
                                                        ------------------------
                                                        August 24,    August 26,
                                                           2000          1999
                                                           ----          ----
Revenues:
  Rooms and telephone                                     $53,069       $49,934
  Theatre admissions                                       24,238        28,648
  Theatre concessions                                      10,720        12,800
  Food and beverage                                         8,086         7,029
  Other income                                             12,715         9,306
                                                           ------         -----
Total revenues                                            108,828       107,717

Costs and expenses:
  Rooms and telephone                                      19,263        18,408
  Theatre operations                                       18,567        22,011
  Theatre concessions                                       2,568         3,031
  Food and beverage                                         5,680         5,266
  Advertising and marketing                                 7,898         6,359
  Administrative                                           10,218         9,965
  Depreciation and amortization                            11,061        10,003
  Rent                                                        822           825
  Property taxes                                            3,768         3,406
  Pre-opening expenses                                        327           372
  Other operating expenses                                  5,604         3,571
                                                            -----         -----
Total costs and expenses                                   85,776        83,217
                                                           ------        ------
Operating income                                           23,052        24,500

Other income (expense):
  Investment income                                           497           377
  Interest expense                                         (5,227)       (4,880)
  Gain on disposition of property and equipment               256         1,327
                                                              ---         -----
                                                           (4,474)       (3,176)
                                                            -----       -------
Earnings from continuing operations before income taxes    18,578        21,324
Income taxes                                                7,506         8,628
                                                            -----         -----
Earnings from continuing operations                        11,072        12,696

Discontinued operations (Note 2):
  Income from discontinued operations, net of
   income taxes of $255,000 in 2000 and $322,000 in 1999      377           474
                                                              ---           ---
Net earnings                                              $11,449       $13,170
                                                          =======       =======
Earnings per share - Basic and Diluted:
  Continuing operations                                     $0.38         $0.42
  Discontinued operations                                   $0.01         $0.02
                                                            -----         -----
  Net earnings per share                                    $0.39         $0.44
                                                            =====         =====
Weighted Average Shares Outstanding:
  Basic                                                    29,299        29,906
  Diluted                                                  29,338        29,946


See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

                                                                                 13 Weeks Ended
                                                                           --------------------------
                                                                           August 24,      August 26,
                                                                             2000            1999
                                                                             ----            ----
                                                                                (in thousands)
OPERATING ACTIVITIES:
Net earnings                                                                $11,449         $13,170
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Earnings on investments in joint ventures, net of distributions              (110)           (273)
  Gain on disposition of property and equipment                                (256)         (1,327)
  Depreciation and amortization                                              11,314          10,373
  Deferred income taxes                                                         274           1,064
  Deferred compensation and other                                              (186)            363
  Changes in assets and liabilities:
    Accounts and notes receivable                                            (7,906)         (2,252)
    Real estate and development costs                                            14               -
    Other current assets                                                        144           1,455
    Accounts payable                                                        (13,397)        (11,382)
    Income taxes                                                              6,337           7,481
    Taxes other than income taxes                                             1,982           2,385
    Accrued compensation                                                        755             699
    Other accrued liabilities                                                 4,037           5,811
                                                                              -----           -----
Total adjustments                                                             3,002          14,397
                                                                              -----          ------
Net cash provided by operating activities                                    14,451          27,567

INVESTING ACTIVITIES:
Capital expenditures, including business acquisitions                       (21,687)        (20,800)
Net proceeds from disposals of property, equipment and other assets             485           6,539
Increase in other assets                                                     (1,817)         (1,052)
Cash received from (advanced to) joint ventures                                (996)             20
                                                                                ---              --
Net cash used in investing activities                                       (24,015)        (15,293)

FINANCING ACTIVITIES:
Debt transactions:
  Net proceeds from issuance of notes payable and long-term debt             16,394             963
  Principal payments on notes payable and long-term debt                     (3,735)        (10,792)
Equity transactions:
  Treasury stock transactions                                                (2,360)            (38)
  Dividends paid                                                             (1,550)         (1,582)
                                                                              -----           -----
Net cash provided by (used in) financing activities                           8,749         (11,449)
                                                                              -----          ------
Net increase (decrease) in cash and cash equivalents                           (815)            825
Cash and cash equivalents at beginning of year                                2,935           3,499
                                                                              -----           -----
Cash and cash equivalents at end of period                                   $2,120          $4,324
                                                                             ======          ======

See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION

                 CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
                              THIRTEEN WEEKS ENDED
                                 AUGUST 24, 2000
                                   (Unaudited)

1.   General

Accounting Policies - Refer to the Company's audited financial statements (including footnotes) for the fiscal year ended May 25, 2000, contained in the Company's Form 10-K Annual Report for such year, for a description of the Company's accounting policies.

Basis of Presentation - The consolidated financial statements for the thirteen weeks ended August 24, 2000 and August 26, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at August 24, 2000, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year.

2.   Discontinued Operations

The restaurant business segment has been presented as discontinued operations in the accompanying consolidated financial statements. KFC revenues for the thirteen weeks ended August 24, 2000 and August 26, 1999 were $5,939,000 and $6,653,000, respectively.

3.   Business Segment Information

The Company's primary operations are reported in the following three business segments: limited-service lodging, theatres and hotels/resorts. Corporate items include amounts not allocable to the business segments and consist principally of rental revenue and general corporate expenses.

Following is a summary of business segment information for the thirteen weeks ended August 24, 2000 and August 26, 1999 (in thousands):

13 Weeks Ended    Limited-Service                            Corporate
August 24, 2000           Lodging  Theatres  Hotels/Resorts      Items     Total
---------------   ---------------  --------  --------------      -----     -----
Revenues                  $40,902   $35,894         $31,664       $368  $108,828
Operating Income           11,160     7,264           6,284     (1,656)   23,052

13 Weeks Ended    Limited-Service                            Corporate
August 26, 1999           Lodging  Theatres  Hotels/Resorts      Items     Total
---------------   ---------------  --------  --------------      -----     -----
Revenues                  $39,880   $42,321         $25,125       $391  $107,717
Operating Income           10,350     9,837           5,580     (1,267)   24,500

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

RESULTS OF OPERATIONS

General

     The Marcus Corporation reports consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2001 is a 53-week year for the Company and each of its divisions and the Company anticipates that its reported results for fiscal 2001 will be increased proportionately by the additional week of operations. Fiscal 2000 was a 52-week year for the Company. The Company divides its fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The Company's primary operations are reported in the following three business segments: limited-service lodging, theatres and hotels/resorts. As a result of the Company's stated intention to dispose of its KFC restaurants, the restaurant business segment has been presented as discontinued operations in the accompanying financial statements.

     Revenues for the first quarter of fiscal 2001 ended August 24, 2000, totaled $108.8 million, an increase of $1.1 million, or 1.0%, from revenues of $107.7 million for the first quarter of fiscal 2000. Revenue increases from the Company's limited-service lodging and hotels/resorts divisions during the quarter were partially offset by a decrease in theatre division revenues compared to the prior year same period.

     Earnings from continuing operations during the first quarter of fiscal 2001 were $11.1 million, or $.38 per share, a decrease of 12.8% and 9.5%, respectively, from earnings from continuing operations of $12.7 million, or $.42 per share, for the same quarter during the prior year. Net earnings during the first quarter of fiscal 2001 were $11.5 million, or $.39 per share, a decrease of 13.1% and 11.4%, respectively, from net earnings of $13.2 million, or $.44 per share, during the same quarter last year. All per share data presented herein is on a diluted basis.

     Operating income (earnings before other income/expense and income taxes) from continuing operations totaled $23.1 million during the first quarter of fiscal 2001, a decrease of $1.4 million, or 5.9%, compared to the prior year's same period. Operating income increases from the Company's limited-service lodging and hotels/resorts divisions during the quarter were offset by reduced operating income from the theatre division. The Company's interest expense, net of investment income, totaled $4.7 million for the first quarter of fiscal 2001, compared to $4.5 million during the same period last year. This increase was the result of increased long-term debt levels necessary to help finance the Company's capital expenditures and higher short-term interest rates.

Limited-Service Lodging

     Total revenues for the first quarter of fiscal 2001 for the limited-service lodging division were $40.9 million, an increase of $1.0 million, or 2.6%, compared to revenues of $39.9 million during the same period in fiscal 2000. The limited-service lodging division's operating income for the fiscal 2001 first quarter totaled $11.2 million, an increase of $900,000, or 7.8%, over operating income of $10.3 million during the same period of fiscal 2000.

     Compared to the end of the first quarter of fiscal 2000, two fewer Company-owned or operated and six new franchised Baymont Inns & Suites were in operation at the end of the fiscal 2001 first quarter. As a result of the sale of two Baymont Inns during the second quarter of fiscal 2000 (one of which was sold to a franchisee), fiscal 2001 first quarter revenues were negatively impacted by $800,000 compared to the same period during the prior year.

     The Company's comparable Baymont Inns & Suites experienced a 5.3 percentage point decline in occupancy percentage and a 11.9% average daily rate increase during the first quarter of fiscal 2001, compared to the same quarter last year. The primary factor contributing to the decline in occupancy has been the significant increase in the industry supply of limited-service lodging rooms during the past three years. The significant increase in the average daily rate is the result of the Company's efforts to reposition the Baymont Inns & Suites brand from the lower-priced economy segment of the lodging industry to the mid-price segment of the industry. The result of the average daily rate increases and occupancy decline was a 3.5% increase in the division's revenue per available room, or RevPAR, for comparable BaymontInns during the fiscal 2001 first quarter, compared to the same quarter last year. Subject to changes in economic and industry conditions, the Company believes that RevPAR should continue to improve during fiscal 2001 as market awareness of the Baymont brand continues to increase.

     The limited-service lodging division's increased operating results during the first quarter of fiscal 2001 compared to the prior year's same period represent the third consecutive quarterly increase after nine straight quarters of decreased operating income dating back to the first quarter of fiscal 1998. In addition to the impact of the RevPAR increase during the fiscal 2001 first quarter, increased revenues from franchising contributed to the division's improvement during the quarter.

     At the end of the fiscal 2001 first quarter, the Company owned or operated 95 Baymont Inns & Suites and franchised an additional 76 Inns, bringing the total number of Baymont Inns & Suites in operation to 171. In addition, there were 30 approved franchised locations in development at the end of the first quarter, including 13 under construction and scheduled to open in fiscal 2001 or shortly thereafter. One Company-owned Baymont Inn & Suites is under construction and expected to open during the fiscal 2001 third quarter.

     The Company also owned and operated seven Woodfield Suites all-suite hotels during the first quarter of fiscal 2001, compared to six locations during the same period last year. The division's seventh Company-owned Woodfield Suites, located in San Antonio, Texas, opened early during the third quarter of fiscal 2000. Revenues and operating income from Woodfield Suites increased during the first quarter of fiscal 2001 compared to the same period of fiscal 2000 due to results from the new location and a year-to-date RevPAR increase of 1.8% for comparable Woodfield Suites.

Theatres

     The theatre division's fiscal 2001 first quarter revenues were $35.9 million, a decrease of $6.4 million, or 15.2%, from revenues of $42.3 million during the same fiscal 2000 period. Operating income for the first quarter of fiscal 2001 totaled $7.3 million, a decrease of $2.5 million, or 26.2%, from operating income of $9.8 million during the same period last year. Consistent with the seasonal nature of the motion picture exhibition industry, the first quarter of the Company's fiscal year is typically the busiest period for its theatre division.

     Total box office receipts for the fiscal 2001 first quarter were $24.2 million, a decrease of $4.4 million, or 15.4%, from box office receipts of $28.6 million during the same period last year. The decrease in box office receipts for the first quarter of fiscal 2001 compared to the same period during the prior year was despite a 5.1% increase in average ticket prices and the Company's operation of 45 additional screens, representing a 10.2% increase over the prior year.

     Concession revenues for the fiscal 2001 first quarter totaled $10.7 million, a decrease of $2.1 million, or 16.3%, from concession revenues of $12.8 million during the same quarter last year. The Company's average concession sales per person increased 4.0% during the quarter compared to last year's same period.

     Total theatre attendance for the first quarter decreased 19.5% compared to the same quarter last year. Total theatre attendance at the Company's comparable locations decreased 26.4% compared to last year's same period. The decline in total attendance and the resulting decreases in box office receipts and concession revenues during the first quarter were primarily the result of fewer quality films during the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. The first quarter of fiscal 2000 included 11 films with box office receipts in excess of $1 million, including the box office blockbusters Star Wars I: The Phantom Menace, Austin Powers 2: The Spy Who Shagged Me and Tarzan. Fiscal 2001 first quarter films included only seven movies with box office receipts in excess of $1 million, including The Perfect Storm and Mission Impossible 2. The Company does not expect box office receipts to improve during the fiscal 2001 second quarter, due in part to a lack of quality films carried over from the August time period and adverse effects on September 2000 theatre attendance as a result of television coverage of the summer Olympics. Revenues for the theatre business and the motion picture industry in general are heavily dependent upon the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which the Company has no control.

     The Company opened 17 new screens at five existing theatres during the first quarter of fiscal 2001, including its second large UltraScreen, which opened at a Madison, Wisconsin location. The Company ended the first quarter with a total of 487 total screens in 50 theatres compared to 442 screens in 49 theatres at the end of the same period last year. The Company closed one six-screen theatre early in the second quarter of fiscal 2001. The Company has three new screens at an existing location in development, including another UltraScreen, and is reviewing additional development and acquisition opportunities. The Company also continues to retrofit existing theatres with stadium seating and digital sound. Currently 82% of its first-run auditoriums now offer these popular features, which is the highest percentage of any top-20 theatre chain in the United States.

Hotels and Resorts

     Total revenues from the hotels and resorts division during the first quarter of fiscal 2001 increased by $6.5 million, or 26.0%, to $31.7 million, compared to revenues of $25.1 million during the previous year's comparable period. Operating income increased by $700,000, or 12.6%, to $6.3 million during the fiscal 2001 first quarter, compared to operating income of $5.6 million during the first quarter of fiscal 2000. With four of the Company's five owned-properties located in the Midwest, the first quarter of the Company's fiscal year is typically the strongest period for its hotels and resorts division.

     Increases in RevPAR at the Company's comparable owned hotels/resorts and continued improved operating results from the Company's Miramonte Resort were the primary reasons for the division's revenue and operating income increases during the fiscal 2001 first quarter compared to the prior year's same period. Excluding the Hotel Phillips, which was purchased by the Company in May 2000, and the Milwaukee Hilton City Center, which opened additional rooms during the first quarter of fiscal 2001, the division's total RevPAR for comparable Company-owned properties increased 8.2% during fiscal 2001's first quarter compared to the same quarter last year.

     The Company opened the rooms portion of its extensive addition to the Hilton Milwaukee City Center in late-June 2000, contributing to the overall increase in total division revenues during the fiscal 2001 first quarter compared to the same period last year. A family water park and fun center, Paradise Landing, built in conjunction with the Hilton room addition, opened early in the second quarter of fiscal 2001. Construction also continues on the division's new Company-owned Hilton Madison at Monona Terrace. The projected opening of the property, which will be connected to the new Monona Terrace Convention Center, is currently March 2001. The Company operated the newly-acquired Hotel Phillips in Kansas City, Missouri during the first quarter prior to closing the property in September 2000 for a major renovation. The Company expects the Hotel Phillips to reopen during the first quarter of fiscal 2002.

     Sales from the Company's vacation ownership development at the Grand Geneva Resort & Spa also contributed to the increase in division revenues during the first quarter of fiscal 2001 compared to the prior year's same quarter. The development's first two buildings, consisting of 18 units available for sale, a sales center and a model unit, opened during the first quarter of fiscal 2001. The Company has also recently begun construction on the third building in this development. Although the vacation ownership development did not have a material impact on division operating income during the first quarter of fiscal 2001, the Company believes that the development will ultimately add to division operating income in fiscal 2001.

Discontinued Operations

     The Company continues to actively pursue the sale of the Company's 30 KFC and KFC/Taco Bell 2-in-1 restaurants. As a result, the Company continues to account for the restaurant operations as discontinued operations in the Company's consolidated financial statements because of its belief that a sale will be consummated during fiscal 2001.

     Revenues from discontinued operations totaled $5.9 million for the first quarter of fiscal 2001, a decrease of $700,000, or 10.7%, from fiscal 2000 first quarter revenues of $6.6 million. During the first quarter of fiscal 2001, the Company had income from discontinued operations, net of applicable income taxes, of $377,000, a decrease of approximately $100,000, or 20.5%, from income from discontinued operations during the same period last year. KFC revenues and operating results were negatively impacted during the first quarter of fiscal 2001 by ineffective national promotions and reduced local advertising, resulting in reduced guest counts and average guest checks. The Company believes that KFC revenues and operating income should improve in future quarters during fiscal 2001. This is based upon the Company's assessment of the currently proposed KFC national marketing program for the remainder of fiscal 2001 and the fact that sales were reduced during the last three quarters of fiscal 2000 due to an ineffective sandwich promotion.

FINANCIAL CONDITION

     The Company's lodging, movie theatre and restaurant businesses each generate significant and consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. The Company believes that these consistent and predictable cash sources, together with the availability to the Company of $31 million of unused credit lines as of the end of the first quarter, should be adequate to support the ongoing operational liquidity needs of the Company's businesses.

     Net cash provided by operating activities decreased by $13.1 million during the first quarter of fiscal 2001 to $14.5 million, compared to $27.6 million during the prior year's first quarter, due primarily to reduced earnings, timing differences in payments of accounts payable and increases in accounts and notes receivable. Depreciation and amortization (a non-cash expense) increased as a result of the Company's increased capital spending program.

     Net cash used in investing activities during the fiscal 2001 first quarter totaled $24.0 million, compared to $15.3 million during the fiscal 2000 first quarter. The increase in net cash used in investing activities was primarily the result of slightly increased capital expenditures and reduced net proceeds from disposals of property, equipment and other assets, which totaled $500,000 during fiscal 2001 compared to $6.5 million during fiscal 2000. Capital expenditures to support the Company's continuing expansion program totaled $21.7 million during the first quarter of fiscal 2001 compared to $20.8 million during the prior year's first quarter. Fiscal 2001 first quarter capital expenditures included approximately $9 million incurred in the theatre division to fund screen additions to existing theatres, stadium seating retrofits and costs carried over from projects opened during the fourth quarter of fiscal 2000. In addition, capital expenditures of approximately $3 million were incurred in the limited-service lodging division and approximately $10 million were incurred by the hotels and resorts division to fund its major construction projects.

     Net cash provided by financing activities during the first quarter of fiscal 2001 totaled $8.7 million compared to net cash used in financing activities of $11.4 million during the first quarter of fiscal 2000. The Company funded a portion of its capital expansion program during fiscal 2000 with the net proceeds from disposals of assets. As a result of the reduced net proceeds from disposals of assets and reduced net cash provided by operating activities during the fiscal 2001 first quarter compared to the same period last year, the Company's net proceeds from issuance of notes payable and long-term debt totaled $16.4 million during the first quarter of fiscal 2001 compared to only $1.0 million during the same period last year. The Company's principal payments on notes payable and long-term debt totaled $3.7 million during the first quarter of fiscal 2001 compared to $10.8 million during the same period last year. Additionally, during the first quarter of fiscal 2001, the Company repurchased 225,000 of its common shares pursuant to its stock repurchase program at a cost of $2.4 million, compared to 9,000 shares repurchased during the first quarter of fiscal 2000 at a cost of $112,000. Assuming a sale of the restaurant business is consummated, the Company will consider using a portion of the anticipated proceeds from the sale to fund its stock repurchase program. Any such repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions. At the end of the first quarter, there were 2.1 million shares available for repurchase under existing Board of Directors authorizations. As of September 28, 2000, the Company had purchased an additional 125,000 of its shares during the second quarter of fiscal 2001.

     The Company anticipates that it may need to issue additional long-term debt to help fund the Company's ongoing expansion plans in fiscal 2001. In addition to the Company's existing credit lines, the Company has the ability to issue up to $45 million of additional senior notes under an existing private placement program and currently anticipates doing so during the second quarter of fiscal 2001. Proceeds from the anticipated issuance would be used to repay existing debt under its revolving credit lines and to fund the Company's capital expenditure and stock repurchase programs.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company has not experienced any material changes in its market risk exposure since May 25, 2000.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits
              --------

              Exhibit 10. The Marcus Corporation Nonemployee Director Annual Retainer Policy, Effective October 4, 1999

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


                             THE MARCUS CORPORATION
                             ----------------------

                                  (Registrant)


DATE:  October 6, 2000       By: /s/ Stephen H. Marcus
                                 -----------------------------------------------
                                 Stephen H. Marcus,
                                 Chairman of the Board, President and Chief
                                 Executive Officer


DATE:  October 6, 2000       By: /s/ Douglas A. Neis
                                 -----------------------------------------------
                                 Douglas A. Neis
                                 Chief Financial Officer and Treasurer

                             THE MARCUS CORPORATION
                                    FORM 10-Q
                                       FOR
                         13 WEEKS ENDED AUGUST 24, 2000

                                  EXHIBIT INDEX

Exhibit      Description
-------      -----------

10 The Marcus Corporation Nonemployee Director Annual Retainer Policy, Effective October 4, 1999

27           Financial Data Schedule