Form 10-Q
period 2000-11-23
MARCUS CORP
filed 2001-01-08
CIK 62234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 23, 2000
                                                -----------------

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

COMMON STOCK OUTSTANDING AT DECEMBER 29, 2000 - 17,256,330
CLASS B COMMON STOCK OUTSTANDING AT DECEMBER 29, 2000 - 11,879,718

                             THE MARCUS CORPORATION
                             ----------------------

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.     Consolidated Financial Statements:

            Balance Sheets
            (November 23, 2000 and May 25, 2000)............................   3

            Statements of Earnings
            (Thirteen and twenty-six weeks ended November 23, 2000 and
            November 25, 1999)..............................................   5

            Statements of Cash Flows
            (Twenty-six weeks ended November 23, 2000 and
            November 25, 1999)..............................................   6

            Condensed Notes to Financial Statements.........................   7

Item 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition..............................   9

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk.....................................................  17

PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.............  17

Item 6.     Exhibits and Reports on Form 8-K................................  18

            Signatures......................................................  19

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets
                                                         (Unaudited)   (Audited)
                                                         November 23,    May 25,
                                                             2000         2000
                                                             ----         ----
                                                               (in thousands)
ASSETS
Current Assets:
   Cash and cash equivalents                                 $463        $2,935
   Accounts and notes receivable                           20,055        11,908
   Receivables from joint ventures                          4,624         2,468
   Refundable income taxes                                      -         3,020
   Real estate and development costs                        4,302         3,917
   Other current assets                                     3,964         4,147
                                                            -----         -----
       Total current assets                                33,408        28,395

Property and equipment:
   Land and improvements                                   96,107        96,158
   Buildings and improvements                             571,038       514,734
   Leasehold improvements                                   8,499         7,650
   Furniture, fixtures and equipment                      243,741       231,643
   Construction in progress                                19,221        48,152
                                                           ------        ------
       Total property and equipment                       938,606       898,337
   Less accumulated depreciation and amortization         260,421       240,020
                                                          -------       -------
       Net property and equipment                         678,185       658,317

Other assets:
   Investments in joint ventures                            2,033         2,025
   Other                                                   37,950        35,039
                                                           ------        ------
       Total other assets                                  39,983        37,064
                                                           ------        ------

TOTAL ASSETS                                             $751,576      $723,776
                                                         ========      ========


See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets
                                                          (Unaudited)  (Audited)
                                                          November 23,   May 25,
                                                             2000         2000
                                                             ----         ----
                                                                (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable                                           $6,779        $4,228
   Accounts payable                                         9,887        24,463
   Income taxes                                                51             -
   Taxes other than income taxes                           13,663        11,219
   Accrued compensation                                     3,086         4,307
   Other accrued liabilities                               10,461        10,026
   Current maturities of long-term debt                    19,054        16,228
                                                           ------        ------
       Total current liabilities                           62,981        70,471

Long-term debt                                            312,365       286,344

Deferred income taxes                                      33,135        32,602

Deferred compensation and other                             9,241         9,112

Shareholders' equity:
   Preferred Stock, $1 par; authorized 1,000,000
     shares; none issued
   Common Stock, $1 par; authorized 50,000,000
     shares; issued 19,296,537 shares at
     November 23, 2000, 19,072,617 shares at
     May 25, 2000                                          19,297        19,073
   Class B Common Stock, $1 par; authorized 33,000,000
     shares;  issued and outstanding 11,892,976 at
     November 23, 2000, 12,116,896 at May 25, 2000         11,893        12,117
   Capital in excess of par                                40,802        40,774
   Retained earnings                                      281,259       268,808
   Accumulated other comprehensive loss                      (208)         (257)
                                                              ---           ---
                                                          353,043       340,515
   Less cost of Common Stock in treasury (2,055,593
     shares at November 23, 2000 and 1,708,247
     shares at May 25, 2000)                              (19,189)      (15,268)
                                                           ------        ------
       Total shareholders' equity                         333,854       325,247
                                                          -------       -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $751,576      $723,776
                                                         ========      ========


See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

           (in thousands, except per share data)                   November 23, 2000          November 25, 1999
                                                                   -----------------          -----------------
                                                                13 Weeks      26 Weeks      13 Weeks     26 Weeks
                                                                --------      --------      --------     --------
Revenues:
  Rooms and telephone                                            $45,260       $98,329       $42,052      $91,986
  Theatre admissions                                              16,046        40,284        16,248       44,896
  Theatre concessions                                              7,152        17,872         7,220       20,020
  Food and beverage                                                8,181        16,267         6,971       14,000
  Other income                                                    10,503        23,218         7,753       17,059
                                                                  ------        ------         -----       ------
Total revenues                                                    87,142       195,970        80,244      187,961

Costs and expenses:
  Rooms and telephone                                             18,744        38,007        17,498       35,906
  Theatre operations                                              12,844        31,411        12,978       34,989
  Theatre concessions                                              1,818         4,386         1,868        4,899
  Food and beverage                                                5,729        11,409         5,108       10,374
  Advertising and marketing                                        7,260        15,158         5,945       12,304
  Administrative                                                  10,557        20,775         9,874       19,839
  Depreciation and amortization                                   10,427        21,488         9,876       19,879
  Rent                                                               826         1,648           604        1,429
  Property taxes                                                   3,551         7,319         3,441        6,847
  Pre-opening expenses                                               361           688           138          510
  Other operating expenses                                         4,781        10,385         3,060        6,631
                                                                   -----        ------         -----        -----
Total costs and expenses                                          76,898       162,674        70,390      153,607
                                                                  ------       -------        ------      -------
Operating income                                                  10,244        33,296         9,854       34,354

Other income (expense):
  Investment income (loss)                                           792         1,289           318          695
  Interest expense                                                (5,955)      (11,182)       (3,905)      (8,785)
  Gain on disposition of property and equipment                    1,295         1,551         2,413        3,740
                                                                   -----         -----         -----        -----
                                                                  (3,868)       (8,342)       (1,174)      (4,350)
                                                                   -----         -----         -----        -----
Earnings from continuing operations before income taxes            6,376        24,954         8,680       30,004
Income taxes                                                       2,597        10,103         3,589       12,217
                                                                   -----        ------         -----       ------
Earnings from continuing operations                                3,779        14,851         5,091       17,787

Discontinued operations (Note 2):
  Income from discontinued operations, net of applicable
    income taxes                                                     317           694           497          971
                                                                     ---           ---           ---          ---
Net earnings                                                      $4,096       $15,545        $5,588      $18,758
                                                                  ======       =======        ======      =======

Earnings per share - Basic and Diluted:
  Continuing operations                                            $0.13         $0.51         $0.17        $0.60
  Discontinued operations                                          $0.01         $0.02         $0.02        $0.03
                                                                   -----         -----         -----        -----
  Net earnings per share                                           $0.14         $0.53         $0.19        $0.63
                                                                   =====         =====         =====        =====

Weighted Average Shares Outstanding:
  Basic                                                           29,141        29,220        29,896       29,901
  Diluted                                                         29,284        29,299        29,949       29,948


See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
                                                                                      26 Weeks Ended
                                                                                      --------------
                                                                            November 23,        November 25,
                                                                            -----------         -----------
                                                                                2000                1999
                                                                                ----                ----
                                                                                      (in thousands)
OPERATING ACTIVITIES:
Net earnings                                                                   $15,545            $18,758
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
   Earnings on investments in joint ventures, net of distributions                  (8)              (157)
   Gain on disposition of property and equipment                                (1,551)            (3,740)
   Depreciation and amortization                                                21,993             20,614
   Deferred income taxes                                                           533              2,124
   Deferred compensation and other                                                 129                632
   Changes in assets and liabilities:
     Accounts and notes receivable                                              (8,147)            (1,804)
     Real estate and development costs                                            (385)                 -
     Other current assets                                                          183               (177)
     Accounts payable                                                          (14,576)            (9,014)
     Income taxes                                                                3,071              5,448
     Taxes other than income taxes                                               2,444              2,507
     Accrued compensation                                                       (1,221)              (738)
     Other accrued liabilities                                                     435                291
                                                                                   ---                ---
Total adjustments                                                                2,900             15,986
                                                                                 -----             ------
Net cash provided by operating activities                                       18,445             34,744

INVESTING ACTIVITIES:
Capital expenditures, including business acquisitions                          (41,795)           (44,669)
Net proceeds from disposals of property, equipment and other assets              1,047             15,084
(Increase) decrease in other assets                                             (2,424)             1,040
Cash received from (advanced to) joint ventures                                 (2,156)               412
                                                                                 -----                ---
Net cash used in investing activities                                          (45,328)           (28,133)

FINANCING ACTIVITIES:
Debt transactions:
   Net proceeds from issuance of notes payable and long-term debt               43,005             10,575
   Principal payments on notes payable and long-term debt                      (11,607)           (10,229)
Equity transactions:
   Treasury stock transactions, except for stock options                        (3,959)              (485)
   Exercise of stock options                                                        65                 51
   Dividends paid                                                               (3,093)            (3,165)
                                                                                 -----              -----
Net cash provided by (used in) financing activities                             24,411             (3,253)
                                                                                ------              -----
Net increase (decrease) in cash and cash equivalents                            (2,472)             3,358
Cash and cash equivalents at beginning of year                                   2,935              3,499
                                                                                 -----              -----
Cash and cash equivalents at end of period                                        $463             $6,857
                                                                                  ====             ======


See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION

                 CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
                       THIRTEEN AND TWENTY SIX WEEKS ENDED
                                NOVEMBER 23, 2000
                                   (Unaudited)

1. General

Accounting Policies - Refer to the Company's audited financial statements (including footnotes) for the fiscal year ended May 25, 2000, contained in the Company's Form 10-K Annual Report for such year, for a description of the Company's accounting policies.

Basis of Presentation - The consolidated financial statements for the thirteen and twenty-six weeks ended November 23, 2000 and November 25, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at November 23, 2000, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year.

2. Discontinued Operations

The Restaurant business segment has been presented as discontinued operations in the accompanying consolidated financial statements. KFC revenues for the thirteen and twenty-six weeks ended November 23, 2000 were $6,224,000 and $12,163,000, respectively. KFC revenues for the thirteen and twenty-six weeks ended November 25, 1999 were $6,426,000 and $13,079,000, respectively.

3. Business Segment Information

The Company's primary operations are reported in the following three business segments: Limited-Service Lodging, Theatres and Hotels/Resorts. Corporate items include amounts not allocable to the business segments and consist principally of rental revenue and general corporate expenses.

Following is a summary of business segment information for the thirteen and twenty-six weeks ended November 23, 2000 and November 25, 1999 (in thousands):

13 Weeks Ended    Limited-Service                            Corporate
November 23, 2000         Lodging  Theatres  Hotels/Resorts      Items     Total
-----------------         -------  --------  --------------      -----     -----
Revenues                  $34,258   $24,273         $28,194       $417   $87,142
Operating Income            4,690     2,904           4,655     (2,005)   10,244

13 Weeks Ended    Limited-Service                            Corporate
November 25, 1999         Lodging  Theatres  Hotels/Resorts      Items     Total
-----------------         -------  --------  --------------      -----     -----
Revenues                  $33,525   $24,334         $21,887       $498   $80,244
Operating Income            4,662     2,944           3,512     (1,264)    9,854

26 Weeks Ended    Limited-Service                            Corporate
November 23, 2000         Lodging  Theatres  Hotels/Resorts      Items     Total
-----------------         -------  --------  --------------      -----     -----
Revenues                  $75,160   $60,167         $59,858       $785  $195,970
Operating Income           15,850    10,168          10,939     (3,661)   33,296

26 Weeks Ended    Limited-Service                            Corporate
November 25, 1999         Lodging  Theatres  Hotels/Resorts      Items     Total
-----------------         -------  --------  --------------      -----     -----
Revenues                  $73,405   $66,655         $47,012       $889  $187,961
Operating Income           15,012    12,781           9,092     (2,531)   34,354

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

RESULTS OF OPERATIONS

General

     The Marcus Corporation reports consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2001 is a 53-week year for the Company and each of its divisions and the Company anticipates that its reported results for fiscal 2001 will be increased proportionately by the additional week of operations. Fiscal 2000 was a 52-week year for the Company. The Company divides its fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The Company's primary operations are reported in the following three business segments: limited-service lodging, theatres and hotels/resorts. As a result of the Company's stated intention to dispose of its KFC restaurants, the restaurant business segment has been presented as discontinued operations in the accompanying financial statements and in this discussion.

     Revenues during the second quarter of fiscal 2001 ended November 23, 2000, totaled $87.1 million, an increase of $6.9 million, or 8.6%, from revenues of $80.2 million during the second quarter of fiscal 2000. For the first half of fiscal 2001, revenues were $196.0 million, an increase of $8.0 million, or 4.3%, from revenues of $188.0 million during the first half of fiscal 2000. Revenue increases from the Company's limited-service lodging and hotels/resorts divisions during the second quarter and first half of fiscal 2001 were partially offset by a decrease in theatre division revenues compared to the prior year same periods.

     Earnings from continuing operations during the second quarter of fiscal 2001 were $3.8 million, or $.13 per share, a decrease of 25.8% and 23.5%, respectively, compared to earnings from continuing operations of $5.1 million, or $.17 per share, for the same quarter during the prior year. Net earnings during the second quarter of fiscal 2001 were $4.1 million, or $.14 per share, a decrease of 26.7% and 26.3%, respectively, from net earnings of $5.6 million, or $.19 per share, during the same quarter last year. During the first half of fiscal 2001, earnings from continuing operations were $14.9 million, or $.51 per share. This represented a respective 16.5% and 15.0% decrease from earnings from continuing operations of $17.8 million, or $.60 per share, during the first half of fiscal 2000. Net earnings during the first half of fiscal 2001 were $15.5 million, or $.53 per share, a decrease of 17.1% and 15.9%, respectively, from net earnings of $18.8 million, or $.63 per share, during the first half of fiscal 2000. All per share data presented herein is on a diluted basis.

     Operating income (earnings before other income/expense and income taxes) from continuing operations totaled $10.2 million during the second quarter of fiscal 2001, an increase of nearly $400,000, or 4.0%, compared to the prior year's same period. For the first half of fiscal 2001, operating income from continuing operations was $33.3 million, a decrease of $1.1 million, or 3.1%, from operating income from continuing operations of $34.4 million during the first half of fiscal 2000. Operating income increases from the Company's limited-service lodging and hotels/resorts divisions during the quarter and first half of fiscal 2001 compared to the same periods last year were offset by reduced operating income from the theatre division and increased unallocated corporate expenses. Factors contributing to the increased loss from corporate items include reduced rental income on former restaurants, increased legal expenses on several one-time projects, and increased costs associated with building the Company's internal real estate/development function, the benefits of which will ultimately include the acquisition of additional revenue-producing projects for the Company.

     Increased interest expense and decreased gains on disposition of property and equipment contributed to the Company's decreased earnings from continuing operations and net earnings during the second quarter and first half of fiscal 2001, compared to the prior year same periods. Interest expense, net of investment income, totaled $5.2 million and $9.9 million for the second quarter and first half of fiscal 2001, respectively, compared to $3.6 million and $8.1 million during the same periods last year. These increases were the result of increased long-term debt levels necessary to help finance the Company's capital expenditures and higher short-term interest rates. Gains on disposition of property and equipment totaled $1.3 million and $1.6 million for the second quarter and first half of fiscal 2001, respectively, compared to $2.4 million and $3.7 million during the prior year same periods. The timing of periodic sales of Company property and equipment can vary from quarter to quarter, resulting in variations in the Company's gains or losses on disposition of property and equipment.

Limited-Service Lodging

     Total revenues for the second quarter of fiscal 2001 for the limited-service lodging division were $34.3 million, an increase of $800,000, or 2.2%, compared to revenues of $33.5 million during the same period in fiscal 2000. Total revenues for the first half of fiscal 2001 for the limited-service lodging division were $75.2 million, an increase of $1.8 million, or 2.4%, compared to total revenues of $73.4 million for the first half of fiscal 2000. The limited-service lodging division's operating income for the fiscal 2001 second quarter totaled $4.69 million, an increase of $30,000, or 0.6%, over operating income of $4.66 million during the same period of fiscal 2000. For the first half of fiscal 2001, the limited-service lodging division's operating income totaled $15.9 million, a $900,000 increase, or 5.6%, over operating income of $15.0 million for the first half of fiscal 2000.

     At the end of the fiscal 2001 second quarter, one additional Company-owned or operated and four additional franchised Baymont Inns & Suites were in operation compared to the end of the second quarter of fiscal 2000. As a result of the sale of two Baymont Inns during the second quarter of fiscal 2000 (one of which was sold to a franchisee), a gain on disposition of $2.4 million was recognized last year and fiscal 2001 second quarter and first half revenues were negatively impacted by $400,000 and $1.2 million, respectively, compared to the same periods during the prior year.

     The Company's comparable Baymont Inns & Suites experienced a 13.1% average daily rate increase and a 7.1 point decline in occupancy percentage during the second quarter of fiscal 2001, compared to the same quarter last year. During the first half of fiscal 2001, comparable Company-owned or operated Baymont Inns & Suites experienced a 12.5% increase in average daily rate and a 6.2 point decrease in occupancy percentage, compared to the first half of fiscal 2000. The primary factor contributing to the decline in occupancy has been the significant increase in the industry supply of limited-service lodging rooms during the past three years. The Company also anticipated some downward pressure on occupancy as the Company significantly increased the average daily rate as part of its efforts to reposition the Baymont Inns & Suites brand from the lower-priced economy segment of the lodging industry to the mid-price segment. The Company expects that the trend of increased average daily rates and reduced occupancy will continue during the third quarter of fiscal 2001.

     The result of the average daily rate increases and occupancy decline was a 0.3% and 2.0% increase in the division's revenue per available room, or RevPAR, for comparable Baymont Inns during the fiscal 2001 second quarter and first half, respectively, compared to the same periods last year. Subject to changes in economic and industry conditions, the Company believes that RevPAR should continue to improve during fiscal 2001 as market awareness of the Baymont brand continues to increase. The Company also plans to introduce several new features in the near future which are designed to build the brand, including an enhanced lobby breakfast, upgrades in the bed and bath, a new satisfaction guarantee, additional services for business travelers, new sales and marketing programs and an expanded frequent stay program. Several of these programs will result in additional one-time and on-going costs, but are expected to increase occupancy and revenues over the long-term.

     The limited-service lodging division's increased operating results during the second quarter of fiscal 2001 compared to the prior year's same period represent the fourth consecutive quarterly increase after nine straight quarters of decreased operating income dating back to the first quarter of fiscal 1998. In addition to the impact of the RevPAR increase during the fiscal 2001 second quarter, increased revenues from franchising contributed to the division's improvement during the quarter and the Company expects that trend to continue as it continues to focus on increased growth through franchising.

     At the end of the fiscal 2001 second quarter, the Company owned or operated 96 Baymont Inns & Suites and franchised an additional 78 Inns, bringing the total number of Baymont Inns & Suites in operation to 174. In addition, there were 30 approved franchised locations in development at the end of the second quarter, including 11 under construction and scheduled to open in fiscal 2001 or shortly thereafter. One Company-owned Baymont Inn & Suites is currently under construction and expected to open during the fiscal 2001 third quarter.

     The Company also owned and operated seven Woodfield Suites all-suite hotels during the second quarter of fiscal 2001, compared to six locations during the same period last year. The division's seventh Company-owned Woodfield Suites, located in San Antonio, Texas, opened early during the third quarter of fiscal 2000. Revenues and operating income from Woodfield Suites increased during the second quarter and first half of fiscal 2001 compared to the same periods of fiscal 2000 due to the new location and RevPAR increases of 3.7% and 2.7%, respectively, for comparable Woodfield Suites compared to the same periods last year.

Theatres

     The theatre division's revenues were $24.3 million in both the second quarter of fiscal 2001 and the second quarter of fiscal 2000. Operating income for the second quarter of fiscal 2001 equaled last year's second quarter total of $2.9 million. The theatre division's fiscal 2001 first half revenues were $60.2 million, a decrease of $6.5 million, or 9.7%, from revenues of $66.7 million during the first half of fiscal 2000. Operating income for the first half of fiscal 2001 was $10.2 million, a decrease of $2.6 million, or 20.4%, from operating income of $12.8 million during the first half of fiscal 2000. Consistent with the seasonal nature of the motion picture exhibition industry, the second quarter of the Company's fiscal year is typically the slowest period for its theatre division.

     Total box office receipts for the fiscal 2001 second quarter were $16.0 million, a decrease of $200,000, or 1.2%, from box office receipts of $16.2 million during the same period last year. The Company experienced a 3.7% increase in average ticket prices during the second quarter of fiscal 2001 compared to the same period last year and operated 32 additional screens, representing a 7.1% increase over the prior year. Total box office receipts for the first half of fiscal 2001 were $40.3 million, a decrease of $4.6 million, or 10.3%, from box office receipts of $44.9 million during the same period last year. The theatre division's average ticket price for the first half of fiscal 2001 increased 4.5% over the same period last year.

     Concession revenues totaled $7.2 million during both the second quarter of fiscal 2001 and second quarter of fiscal 2000. Concession revenues for the fiscal 2001 first half were $17.9 million, a decrease of $2.1 million, or 10.7%, from concession revenues of $20.0 million during the fiscal 2000 first half. The Company's average concession sales per person increased 4.0% during the second quarter and first half compared to last year's same periods.

     Total theatre attendance for the second quarter and first half of fiscal 2001 decreased 4.9% and 14.2%, respectively, compared to the same periods last year. Total theatre attendance at the Company's comparable locations decreased 11.8% during the second quarter and 21.1% during the first half of fiscal 2001, compared to last year's same periods. The decline in total attendance and the resulting decreases in box office receipts and concession revenues during the second quarter and first half of fiscal 2001 were primarily the result of fewer quality films during the first four months of fiscal 2001 compared to the same period of fiscal 2000. The Company's box office receipts during September 2000 were down 23.0%, due in part to a lack of quality films held over from the August time period and adverse effects on theatre attendance as a result of television coverage of the summer Olympics. Attendance improved during the last two months of the fiscal 2001 second quarter as the quality of movies improved. In particular, Dr. Suess' How the Grinch Stole Christmas and several other holiday films performed extremely well late in the second quarter and early into the Company's fiscal 2001 third quarter. Revenues for the theatre business and the motion picture industry in general are heavily dependent upon the general audience appeal of available films, together with studio marketing, advertising and support campaigns, all factors over which the Company has no control.

     The Company ended the second quarter with a total of 482 total screens in 49 theatres compared to 450 screens in 49 theatres at the end of the same period last year. The Company closed one six-screen theatre early in the second quarter of fiscal 2001. The Company also sold one four-screen theatre and purchased a five-screen theatre in an adjacent market during the fiscal 2001 second quarter. The Company has three new screens at an existing location in development, including another UltraScreen, and is reviewing additional development and acquisition opportunities. The Company also has continued to retrofit existing theatres with stadium seating and digital sound during the first half of fiscal 2001. Currently 82% of its first-run auditoriums now offer stadium seating, which is the highest percentage of any top-20 theatre chain in the United States.

Hotels and Resorts

     Total revenues from the hotels and resorts division during the second quarter of fiscal 2001 increased by $6.3 million, or 28.8%, to $28.2 million, compared to revenues of $21.9 million during the previous year's comparable period. Operating income increased by $1.2 million, or 32.5%, to $4.7 million during the fiscal 2001 second quarter, compared to operating income of $3.5 million during the second quarter of fiscal 2000. Total revenues from the hotels and resorts division during the first half of fiscal 2001 totaled $59.9 million, an increase of $12.9 million, or 27.3%, over first half revenues of $47.0 million during fiscal 2000. Operating income increased by $1.8 million, or 20.3%, during the first half of fiscal 2001 to $10.9 million, compared to operating income of $9.1 million during the same period last year.

     Increases in RevPAR at the Company's comparable owned hotels/resorts, improved operating results from the Company's expanded Milwaukee Hilton City Center and vacation ownership sales were the primary reasons for the division's revenue and operating income increases during the fiscal 2001 second quarter and first half compared to the prior year's same periods. Excluding the Hotel Phillips and the Milwaukee Hilton City Center, which opened additional rooms during the first quarter of fiscal 2001, the division's total RevPAR for comparable Company-owned properties increased 10.7% during the fiscal 2001 second quarter compared to the same quarter last year and increased 9.4% for the first half of fiscal 2001 compared to the same period last year.

     The Company opened the rooms portion of its extensive addition to the Hilton Milwaukee City Center in late June 2000, contributing significantly to the overall increase in total division revenues during the fiscal 2001 second quarter compared to the same period last year. A family water park and fun center, Paradise Landing, built in conjunction with the Hilton room addition, opened early in the second quarter of fiscal 2001. Construction also continues on the division's new Company-owned Hilton Madison at Monona Terrace. The property, which will be connected to the new Monona Terrace Convention Center, is on schedule to open in March 2001. The division incurred pre-opening expenses of $200,000 during the second quarter of fiscal 2001 in preparation for the Hilton Madison opening and expects additional pre-opening expenses to have a slight negative impact on the division's fiscal 2001 third quarter operating results. The Company closed the newly-acquired Hotel Phillips in Kansas City in September 2000 for a major renovation. The Company expects the Hotel Phillips to reopen during the first quarter of fiscal 2002 and to have a slightly negative impact on fiscal 2001 division operating results due to anticipated pre-opening expenses.

     Sales from the Company's vacation ownership development at the Grand Geneva Resort & Spa totaled $1.9 million and $4.6 million during the second quarter and first half of fiscal 2001, respectively. During the first three quarters of fiscal 2000, the Company accounted for all sales of vacation intervals using the deposit method, deferring all revenue because certain minimum sales levels had not been reached. During the fourth quarter of fiscal 2000, minimum sales levels were met and revenues were recognized retroactively. Due primarily to slightly higher than anticipated construction costs and high initial sales and marketing costs, the vacation ownership development has not had a material impact on division operating income during the second quarter or first half of fiscal 2001. The Company believes that recent product offering improvements and increases in pricing, combined with anticipated increased interest income from customer financing agreements, should ultimately result in the vacation ownership development adding modestly to division operating income and Company net earnings in future periods.

     During the second quarter of fiscal 2001, the Company announced its involvement in a new condominium hotel project on land adjacent to the Grand Geneva Resort & Spa. The project, the Timber Ridge Lodge, will include 225 units when fully completed and will feature a 50,000 square foot indoor/outdoor water park. The Company's hotel and resort division will have a small equity investment in the property and will manage the hotel. Guests of the Timber Ridge Lodge and Grand Geneva Resort & Spa will be able to utilize the amenities of both properties. The first phase of the new hotel is expected to open during the first quarter of fiscal 2002. The hotel and resort division continues to explore additional opportunities for growth, focusing on management contracts and limited equity investments.

Discontinued Operations

     The Company continues to actively pursue the sale of the Company's 30 KFC and KFC/Taco Bell 2-in-1 restaurants. As a result, the Company continues to account for the restaurant operations as discontinued operations in the Company's consolidated financial statements because of its belief that a sale may be consummated during fiscal 2001.

     Revenues from discontinued operations totaled $6.2 million for the second quarter of fiscal 2001, a decrease of $200,000, or 3.1%, from fiscal 2000 second quarter revenues of $6.4 million. During the second quarter of fiscal 2001, the Company had income from discontinued operations, net of applicable income taxes, of $317,000, a decrease of $180,000, or 36.2%, from income from discontinued operations during the same period last year. During the first half of fiscal 2001, revenues from discontinued operations totaled $12.2 million, a decrease of $900,000, or 7.0%, from prior year first half revenues from discontinued operations of $13.1 million. Income from discontinued operations, net of applicable income taxes, totaled $694,000 for the first half of fiscal 2001, compared to $971,000 during the first half of fiscal 2000. Although fiscal 2001 second quarter results improved compared to recent quarters, KFC revenues and operating results continued to be negatively impacted during the second quarter and first half of fiscal 2001 by ineffective national promotions and increased payroll costs, resulting in reduced guest counts, average guest checks and operating margins. The Company continues to have strong confidence in the KFC brand and believes that KFC revenues and operating income should improve in future quarters. This is based upon the Company's assessment of the proposed KFC national marketing program for the remainder of fiscal 2001 and the fact that sales were reduced during the last two quarters of fiscal 2000 due to an ineffective sandwich promotion and reduced local advertising.

FINANCIAL CONDITION

     The Company's lodging, movie theatre and restaurant businesses each generate significant and consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. The Company believes that these consistent and predictable cash sources, together with the availability to the Company of $30 million of unused credit lines as of the end of the second quarter, should be adequate to support the ongoing operational liquidity needs of the Company's businesses. The Company increased its credit lines early in the third quarter of fiscal 2001, increasing its total availability under revolving credit agreements to $175 million by replacing a $25 million bridge loan agreement with a new $45 million 364-day revolving credit agreement with several banks. Any borrowings under the new line would bear interest at LIBOR plus a margin which adjusts based on the Company's borrowing levels. The agreement requires an annual facility fee of .2% on the total commitment. If the new revolving credit agreement had been in place at the end of the second quarter, the Company would have had $50 million in unused credit lines available to it.

     Net cash provided by operating activities decreased by $16.3 million during the first half of fiscal 2001 to $18.4 million, compared to $34.7 million during the prior year's first half, due primarily to reduced earnings, timing differences in payments of accounts payable and increases in accounts and notes receivable. Depreciation and amortization (a non-cash expense) increased as a result of the Company's increased capital spending program.

     Net cash used in investing activities during the first half of fiscal 2001 totaled $45.3 million, compared to $28.1 million during the first half of fiscal 2000. The increase in net cash used in investing activities was primarily the result of reduced net proceeds from disposals of property, equipment and other assets, which totaled $1.0 million during fiscal 2001 compared to $15.1 million during fiscal 2000. Capital expenditures to support the Company's continuing expansion program totaled $41.8 million during the first half of fiscal 2001 compared to $44.7 million during the prior year's first half. Fiscal 2001 first half capital expenditures included approximately $12 million incurred in the theatre division to fund screen additions to existing theatres, stadium seating retrofits and costs carried over from projects opened during the fourth quarter of fiscal 2000. In addition, capital expenditures of approximately $8 million were incurred in the limited-service lodging division and approximately $22 million were incurred by the hotels and resorts division to fund its major construction projects.

     Net cash provided by financing activities during the first half of fiscal 2001 totaled $24.4 million compared to net cash used in financing activities of $3.3 million during the first half of fiscal 2000. The Company funded a portion of its capital expansion program during fiscal 2000 with the net proceeds from disposals of assets. As a result of the reduced net proceeds from disposals of assets and reduced net cash provided by operating activities during the fiscal 2001 first half compared to the same period last year, the Company's net proceeds from issuance of notes payable and long-term debt totaled $43.0 million during the first half of fiscal 2001 compared to $10.6 million during the same period last year. The Company's principal payments on notes payable and long-term debt totaled $11.6 million during the first half of fiscal 2001 compared to $10.2 million during the same period last year. Additionally, during the first half of fiscal 2001, the Company repurchased 367,000 of its common shares pursuant to its stock repurchase program at a total cost of $4.1 million, compared to 51,000 shares repurchased during the first half of fiscal 2000 at a total cost of $666,000. At the end of the first half of fiscal 2001, up to 2.0 million additional shares may be repurchased under existing Board of Directors authorizations. Any such repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

     Depending upon whether a sale of the restaurant business is consummated, the Company anticipates that it may need to issue additional long-term debt to help fund the Company's ongoing expansion plans for the remainder of fiscal 2001. In addition to the Company's new and existing credit lines, the Company also has the ability to issue up to $45 million of additional senior notes under an existing private placement program. Depending upon a number of factors, including capital requirements, proceeds from asset sales and market conditions, the Company anticipates that it might issue additional senior notes during calendar 2001. Proceeds from an issuance would be used to repay existing debt under its revolving credit lines and to fund the Company's capital expenditure and stock repurchase programs.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company has not experienced any material changes in its market risk exposures since May 25, 2000.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's 2000 annual meeting of shareholders was held on Monday, September 25, 2000 (the "Annual Meeting"). At the Annual Meeting, the following matters were voted on in person or by proxy and approved by the Company's shareholders:

          1. The shareholders voted to elect Stephen H. Marcus, Diane Marcus Gershowitz, Daniel F. McKeithan, Jr., Allan H. Selig, Timothy E. Hoeksema, Bruce J. Olson, Philip L. Milstein and Bronson J. Haase to the Company's Board of Directors for one-year terms to expire at the Company's 2001 annual meeting of shareholders and until their successors are duly qualified and elected.

     As of the August 11, 2000 record date for the Annual Meeting, 14,309,444 shares of Common Stock and 11,342,002 shares of Class B Common Stock were outstanding and eligible to vote, with the Common Stock entitled to one vote per share and the Class B Common Stock entitled to ten votes per share. Following are the final votes on the matters presented for shareholder approval of the Annual Meeting:

Election of Directors
---------------------

                                                 For                              Withheld
                                     --------------------------------    ------------------------------

Name                                      Votes      Percentage(1)           Votes     Percentage(1)
----
                                     --------------------------------    ------------------------------
Stephen H. Marcus                      127,495,372       99.82%              234,092        0.18%

Diane Marcus Gershowitz                127,494,691       99.82%              234,773        0.18%

Daniel F. McKeithan, Jr.               127,496,845       99.82%              232,619        0.18%

Allan H. Selig                         127,484,500       99.81%              244,964        0.19%

Timothy E. Hoeksema                    127,495,658       99.82%              233,806        0.18%

Bruce J. Olson                         127,496,534       99.82%              232,930        0.18%

Philip L. Milstein                     127,497,834       99.82%              231,630        0.18%

Bronson J. Haase                       127,496,044       99.82%              233,420        0.18%
-----------------

(1) Based on a total of 127,729,464 votes represented by shares of Common Stock and Class B Common
    Stock actually voted in person or by proxy at the Annual Meeting.

     No other matters were brought before the Annual Meeting for a shareholder vote.

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits
               --------

               Exhibit 4.1. Credit Agreement, dated as of December 29, 2000, among The Marcus Corporation, Bank One, NA, as administrative agent, LaSalle Bank National Association, as documentation agent, the other financial institutions party thereto and Banc One Capital Markets, Inc., as lead arranger and sole book runner

               Exhibit 27.  Financial Data Schedule

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


                             THE MARCUS CORPORATION
                             ----------------------

                                  (Registrant)


DATE:  January 8, 2001          By: /s/ Stephen H. Marcus
                                    ----------------------------------------
                                        Stephen H. Marcus,
                                        Chairman of the Board, President and
                                        Chief Executive Officer

DATE:  January 8, 2001          By: /s/ Douglas A. Neis
                                    ----------------------------------------
                                        Douglas A. Neis
                                        Chief Financial Officer and Treasurer

                             THE MARCUS CORPORATION
                                    FORM 10-Q
                                       FOR
                        26 WEEKS ENDED NOVEMBER 23, 2000

                                  EXHIBIT INDEX

Exhibit         Description
-------         -----------

4.1 Credit Agreement, dated as of December 29, 2000, among The Marcus Corporation, Bank One, NA, as administrative agent, LaSalle Bank National Association, as documentation agent, the other financial institutions party thereto and Banc One Capital Markets, Inc., as lead arranger and sole book runner

27        Financial Data Schedule