Form 10-Q
period 2001-02-22
MARCUS CORP
filed 2001-04-09
CIK 62234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended February 22, 2001
                                         -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                                         ----------    ----------

                         Commission File Number 1-12604

                             THE MARCUS CORPORATION
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Wisconsin                                   39-1139844
------------------------------------------             --------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.

  250 East Wisconsin Avenue, Suite 1700
           Milwaukee, Wisconsin                                53202
------------------------------------------             --------------------
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

                          Yes  X         No
                              ---           ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK OUTSTANDING AT APRIL 2, 2001 - 17,300,680
CLASS B COMMON STOCK OUTSTANDING AT APRIL 2, 2001 - 11,874,669

                             THE MARCUS CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.    Consolidated Financial Statements:

           Balance Sheets
           (February 22, 2001 and May 25, 2000)............................... 3

           Statements of Earnings
           (Thirteen and thirty-nine weeks ended
           February 22, 2001 and February 24, 2000) .......................... 5

           Statements of Cash Flows
           (Thirty-nine weeks ended February 22,
           2001 and February 24, 2000) ....................................... 6

           Condensed Notes to Financial Statements............................ 7

Item 2.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition...................... 9

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk..................................................18

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...................................18

           Signatures.........................................................19

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets
                                                      (Unaudited)     (Audited)
                                                      February 22,     May 25,
                                                         2001           2000
                                                      ------------    ---------
                                                            (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                             $  3,525      $  2,935
  Accounts and notes receivable                           21,794        11,908
  Receivables from joint ventures                          5,345         2,468
  Refundable income taxes                                  2,824         3,020
  Real estate and development costs                        5,243         3,917
  Other current assets                                     4,442         4,147
                                                           -----         -----
      Total current assets                                43,173        28,395

Property and equipment:
  Land and improvements                                   95,546        96,158
  Buildings and improvements                             572,912       514,734
  Leasehold improvements                                   8,451         7,650
  Furniture, fixtures and equipment                      246,885       231,643
  Construction in progress                                27,045        48,152
                                                          ------        ------
      Total property and equipment                       950,839       898,337
  Less accumulated depreciation and amortization         269,603       240,020
                                                         -------       -------
      Net property and equipment                         681,236       658,317

Other assets:
  Investments in joint ventures                            2,693         2,025
  Other                                                   37,939        35,039
                                                          ------        ------
      Total other assets                                  40,632        37,064
                                                          ------        ------

TOTAL ASSETS                                            $765,041      $723,776
                                                        ========      ========



See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets
                                                      (Unaudited)     (Audited)
                                                      February 22,      May 25,
                                                          2001           2000
                                                      ------------    ---------
                                                                (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                         $  6,739      $  4,228
  Accounts payable                                        15,951        24,463
  Taxes other than income taxes                           11,836        11,219
  Accrued compensation                                     5,268         4,307
  Other accrued liabilities                               14,963        10,026
  Current maturities of long-term debt                    19,049        16,228
                                                          ------        ------
      Total current liabilities                           73,806        70,471

Long-term debt                                           315,841       286,344

Deferred income taxes                                     33,375        32,602

Deferred compensation and other                            9,357         9,112

Shareholders' equity:
  Preferred Stock, $1 par; authorized
    1,000,000 shares; none issued
  Common Stock, $1 par; authorized
    50,000,000 shares; issued 19,314,844
    shares at February 22, 2001,
    19,072,617 shares at May 25, 2000                     19,315        19,073
  Class B Common Stock, $1 par; authorized
    33,000,000 shares; issued and
    outstanding 11,874,669 at February 22,
    2001, 12,116,896 at May 25, 2000                      11,875        12,117
  Capital in excess of par                                40,821        40,774
  Retained earnings                                      280,058       268,808
  Accumulated other comprehensive loss                      (222)         (257)
                                                             ---           ---
                                                         351,847       340,515
  Less cost of Common Stock in treasury
    (2,053,500 shares at February 22, 2001
    and 1,708,247 shares at May 25, 2000)                (19,185)      (15,268)
                                                          ------        ------
      Total shareholders' equity                         332,662       325,247
                                                         -------       -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $765,041      $723,776
                                                        ========      ========




See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)


(in thousands, except               February 22, 2001        February 24, 2000
 per share data)                    -----------------        -----------------
                                  13 Weeks    39 Weeks     13 Weeks    39 Weeks
                                  --------    --------     --------    --------
Revenues:
  Rooms and telephone              $35,145    $133,474      $34,884    $126,870
  Theatre admissions                25,133      65,417       19,841      64,737
  Theatre concessions               11,306      29,178        9,181      29,201
  Food and beverage                  6,257      22,524        6,186      20,186
  Other income                       9,035      32,253        7,347      24,406
                                     -----      ------        -----      ------
Total revenues                      86,876     282,846       77,439     265,400

Costs and expenses:
  Rooms and telephone               19,208      58,637       17,378      54,730
  Theatre operations                19,485      50,896       15,678      50,667
  Theatre concessions                2,657       7,043        2,094       6,993
  Food and beverage                  5,355      16,764        4,999      15,373
  Advertising and marketing          7,197      22,355        5,898      18,202
  Administrative                     9,820      29,173        8,826      27,219
  Depreciation and amortization     10,896      32,384        9,943      29,822
  Rent                                 837       2,485          681       2,110
  Property taxes                     3,621      10,940        3,484      10,331
  Pre-opening expenses                 480       1,168          178         688
  Other operating expenses           4,211      14,596        3,083       9,714
                                     -----      ------        -----       -----
Total costs and expenses            83,767     246,441       72,242     225,849
                                    ------     -------       ------     -------

Operating income                     3,109      36,405        5,197      39,551

Other income (expense):
  Investment income                    613       1,902          238         933
  Interest expense                  (5,551)    (16,733)      (4,674)    (13,459)
  Gain on insurance contracts        1,518       1,518            -           -
  Gain (loss) on disposition
   of property and equipment          (625)        926          139       3,879
                                       ---         ---          ---       -----
                                    (4,045)    (12,387)      (4,297)     (8,647)
                                     -----      ------        -----       -----

Earnings (loss) from continuing
 operations before income taxes       (936)     24,018          900      30,904
Income tax provision (benefit)        (990)      9,113          367      12,584
                                       ---       -----          ---      ------
Earnings from continuing
 operations                             54      14,905          533      18,320

Discontinued operations (Note 2):
  Income from discontinued
   operations, net of applicable
   income taxes                        287         981          348       1,319
                                       ---         ---          ---       -----

Net earnings                       $   341    $ 15,886      $   881     $19,639
                                   =======    ========      =======     =======

Earnings per share - basic and
 diluted:
  Continuing operations              $0.00       $0.51        $0.02       $0.61
  Discontinued operations            $0.01       $0.03        $0.01       $0.05
                                     -----       -----        -----       -----
  Net earnings per share             $0.01       $0.54        $0.03       $0.66
                                     =====       =====        =====       =====

Weighted average shares
 outstanding:
  Basic                             29,135      29,192       29,836      29,879
  Diluted                           29,356      29,316       29,869      29,924



See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

                                                           39 Weeks Ended
                                                   February 22,    February 24,
                                                       2001            2000
                                                   ------------    ------------
                                                           (in thousands)
OPERATING ACTIVITIES:
Net earnings                                         $ 15,886        $ 19,639
Adjustments to reconcile net earnings to
 net cash provided
  by operating activities:
  (Earnings) losses on investments in joint
   ventures, net of distributions                         282            (103)
  Gain on disposition of property and equipment          (926)         (3,879)
  Depreciation and amortization                        33,138          30,817
  Deferred income taxes                                   773           3,121
  Deferred compensation and other                         245             925
  Changes in assets and liabilities:
    Accounts and notes receivable                      (9,886)            911
    Real estate and development costs                  (1,326)              -
    Other current assets                                 (295)         (2,014)
    Accounts payable                                   (8,512)         (5,856)
    Income taxes                                          196           2,537
    Taxes other than income taxes                         617            (305)
    Accrued compensation                                  961           1,146
    Other accrued liabilities                           4,937           5,720
                                                        -----           -----
Total adjustments                                      20,204          33,020
                                                       ------          ------
Net cash provided by operating activities              36,090          52,659

INVESTING ACTIVITIES:
Capital expenditures, including business
 acquisitions                                         (60,263)        (62,650)
Net proceeds from disposals of property,
 equipment and other assets                             3,987          15,371
(Increase) decrease in other assets                    (2,670)            479
Cash advanced to joint ventures                        (2,877)           (223)
                                                        -----             ---
Net cash used in investing activities                 (61,823)        (47,023)

FINANCING ACTIVITIES:
Debt transactions:
  Net proceeds from issuance of notes
   payable and long-term debt                          48,399          16,726
  Principal payments on notes payable
   and long-term debt                                 (13,570)         (8,441)
Equity transactions:
  Treasury stock transactions, except
   for stock options                                   (3,947)         (2,657)
  Exercise of stock options                                77             101
  Dividends paid                                       (4,636)         (4,747)
                                                        -----           -----
Net cash provided by financing activities              26,323             982
                                                       ------             ---

Net increase in cash and cash equivalents                 590           6,618
Cash and cash equivalents at beginning of year          2,935           3,499
                                                        -----           -----
Cash and cash equivalents at end of period           $  3,525        $ 10,117
                                                     ========        ========


See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION

                 CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
                      THIRTEEN AND THIRTY NINE WEEKS ENDED
                                FEBRUARY 22, 2001
                                   (Unaudited)

1.  General

Accounting Policies - Refer to the Company's audited financial statements (including footnotes) for the fiscal year ended May 25, 2000, contained in the Company's Form 10-K Annual Report for such year, for a description of the Company's accounting policies.

Basis of Presentation - The consolidated financial statements for the thirteen and thirty-nine weeks ended February 22, 2001 and February 24, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at February 22, 2001, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year.

Reclassifications - Certain items in the accompanying fiscal 2000 financial statements have been reclassified to conform to the fiscal 2001 presentation.

2.   Discontinued Operations

The Restaurant business segment has been presented as discontinued operations in the accompanying consolidated financial statements. KFC revenues for the thirteen and thirty-nine weeks ended February 22, 2001 were $5,600,000 and $17,763,000, respectively. KFC revenues for the thirteen and thirty-nine weeks ended February 24, 2000 were $5,672,000 and $18,751,000, respectively.

3.   Business Segment Information

The Company's primary operations are reported in the following three business segments: Limited-Service Lodging, Theatres and Hotels/Resorts. Corporate items include amounts not allocable to the business segments and consist principally of rental revenue and general corporate expenses.

Following is a summary of business segment information for the thirteen and thirty-nine weeks ended February 22, 2001 and February 24, 2000 (in thousands):

13 Weeks Ended      Limited-Service              Hotels/    Corporate
February 22, 2001           Lodging   Theatres   Resorts        Items      Total
-----------------   ---------------   --------   -------    ---------      -----
Revenues                    $27,810    $37,461   $21,236         $369    $86,876
Operating income
 (loss)                      (2,239)     8,100    (1,240)      (1,512)     3,109

13 Weeks Ended      Limited-Service              Hotels/    Corporate
February 24, 2000           Lodging   Theatres   Resorts        Items      Total
-----------------   ---------------   --------   -------    ---------      -----
Revenues                    $28,962    $30,147   $17,961         $369    $77,439
Operating income
 (loss)                       1,378      5,850      (112)      (1,919)     5,197

39 Weeks Ended      Limited-Service              Hotels/    Corporate
February 22, 2001           Lodging   Theatres   Resorts        Items      Total
-----------------   ---------------   --------   -------    ---------      -----
Revenues                   $102,970    $97,628   $81,094       $1,154   $282,846
Operating income
 (loss)                      13,611     18,268     9,699       (5,173)    36,405

39 Weeks Ended      Limited-Service              Hotels/    Corporate
February 24, 2000           Lodging   Theatres   Resorts        Items      Total
-----------------   ---------------   --------   -------    ---------      -----
Revenues                   $102,367    $96,802   $64,973       $1,258   $265,400
Operating income
 (loss)                      16,390     18,631     8,980       (4,450)    39,551

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

RESULTS OF OPERATIONS

General

     The Marcus Corporation reports consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2001 is a 53-week year for the Company and each of its divisions and the Company anticipates that its results for fiscal 2001 will increase proportionately by the additional week of operations. The theatre division in particular will benefit from the 53rd week during fiscal 2001 because that week includes the traditionally busy Memorial Day weekend. Fiscal 2000 was a 52-week year for the Company. The Company divides its fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The Company's primary operations are reported in the following three business segments: limited-service lodging, theatres and hotels/resorts. As a result of the Company's stated intention to dispose of its KFC restaurants, the restaurant business segment has been presented as discontinued operations in the accompanying financial statements and in this discussion.

     Revenues during the third quarter of fiscal 2001 ended February 22, 2001, totaled $86.9 million, an increase of $9.5 million, or 12.2%, from revenues of $77.4 million during the third quarter of fiscal 2000. For the first three quarters of fiscal 2001, revenues were $282.8 million, an increase of $17.4 million, or 6.6%, from revenues of $265.4 million during the first three quarters of fiscal 2000. Revenue increases from the Company's theatre and hotels/resorts divisions contributed to the increase in third quarter revenues compared to the same period last year. Revenue increases from the Company's hotels and resorts division accounted for the majority of the increase in revenues during the first three quarters of fiscal 2001 compared to the prior year same period.

     Earnings from continuing operations during the third quarter of fiscal 2001 were $54,000, or $.00 per share, a decrease of 89.9% and 100.0%, respectively, compared to earnings from continuing operations of $533,000, or $.02 per share, for the same quarter during the prior year. Net earnings during the third quarter of fiscal 2001 were $341,000, or $.01 per share, a decrease of 61.3% and 66.7%, respectively, from net earnings of $881,000, or $.03 per share, during the same quarter last year. During the first three quarters of fiscal 2001, earnings from continuing operations were $14.9 million, or $.51 per share. This represented a respective 18.6% and 16.4% decrease from earnings from continuing operations of $18.3 million, or $.61 per share, during the first three quarters of fiscal 2000. Net earnings during the first three quarters of fiscal 2001 were $15.9 million, or $.54 per share, a decrease of 19.1% and 18.2%, respectively, from net earnings of $19.6 million, or $.66 per share, during the first three quarters of fiscal 2000. All per share data presented herein is on a diluted basis.

     Operating income (earnings before other income/expense and income taxes) from continuing operations totaled $3.1 million during the third quarter of fiscal 2001, a decrease of $2.1 million, or 40.2%, compared to the prior year's same period. For the first three quarters of fiscal 2001, operating income from continuing operations was $36.4 million, a decrease of $3.2 million, or 8.0%, from operating income from continuing operations of $39.6 million during the first three quarters of fiscal 2000. Operating income increases from the Company's theatre division during the fiscal 2001 third quarter compared to the same period last year were offset by reduced operating income from the limited-service lodging and hotels/resorts divisions. Significantly increased utility costs and snow removal costs during the fiscal 2001 third quarter negatively impacted each of the Company's divisions by a total of $1 million and $500,000, respectively, compared to the third quarter of fiscal 2000. Reduced operating income from the Company's limited-service lodging division accounts for the majority of the decrease in operating income during the first three quarters of fiscal 2001 compared to the same period last year.

     Increased interest expense and a loss on disposition of property and equipment, offset by a gain on insurance contracts, contributed to the Company's decreased earnings from continuing operations and net earnings during the third quarter and first three quarters of fiscal 2001, compared to the prior year same periods. Interest expense, net of investment income, totaled $4.9 million and $14.8 million for the third quarter and first three quarters of fiscal

2001, respectively, compared to $4.4 million and $12.5 million during the same periods last year. These increases were the result of increased long-term debt levels necessary to help finance the Company's capital expenditures and higher short-term interest rates during the first half of fiscal 2001. The Company incurred a loss on disposition of property and equipment of $625,000 during the fiscal 2001 third quarter and net gains on disposition of property and equipment totaling $926,000 during the first three quarters of fiscal 2001, compared to gains on disposition of property and equipment of $139,000 and $3.9 million during the prior year same periods. The timing of periodic sales of Company property and equipment can vary from quarter to quarter, resulting in variations in the Company's gains or losses on disposition of property and equipment. The Company recognized a non-taxable gain of $1.5 million during the third quarter of fiscal 2001 from insurance contracts on the life of the Company's founder, Ben Marcus, who died in December 2000. The Company's effective income tax rate for the first three quarters of fiscal 2001 has declined as a result of this non-taxable gain.

Limited-Service Lodging

     Total revenues for the third quarter of fiscal 2001 for the limited-service lodging division were $27.8 million, a decrease of $1.2 million, or 4.0%, compared to revenues of $29.0 million during the same period in fiscal 2000. Total revenues for the first three quarters of fiscal 2001 for the limited-service lodging division were $103.0 million, an increase of $0.6 million, or 0.6%, compared to total revenues of $102.4 million for the first three quarters of fiscal 2000. The limited-service lodging division incurred an operating loss for the fiscal 2001 third quarter totaling $2.2 million compared to operating income of $1.4 million during the same period of fiscal 2000. For the first three quarters of fiscal 2001, the limited-service lodging division's operating income totaled $13.6 million, a $2.8 million decrease, or 17.0%, from operating income of $16.4 million for the first three quarters of fiscal 2000.

     At the end of the fiscal 2001 third quarter, one additional Company-owned or operated and five net additional franchised Baymont Inns & Suites were in operation compared to the end of the third quarter of fiscal 2000. The Company sold one Baymont Inn to a franchisee during the fiscal 2001 third quarter, recognizing a loss on disposition of $700,000. The Company sold two Baymont Inns during the second quarter of fiscal 2000 (one of which was sold to a franchisee) and recognized a gain on disposition of $2.4 million as a result of these sales. As a result of the sale of these inns, revenues for the fiscal 2001 third quarter and first three quarters were negatively impacted by $100,000 and $1.3 million, respectively, compared to the same periods during the prior year.

     The Company's comparable Baymont Inns & Suites experienced a 10.3% average daily rate increase and a 6.7 point decline in occupancy percentage during the third quarter of fiscal 2001, compared to the same quarter last year. Occupancy declines were largest at the Company's Midwest properties, a result of the particularly harsh December weather and resulting reduced travel. During the first three quarters of fiscal 2001, comparable Company-owned or operated Baymont Inns & Suites experienced a 12.0% increase in average daily rate and a
6.5 point decrease in occupancy percentage, compared to the first three quarters of fiscal

2000. A primary factor contributing to the decline in occupancy has been the significant increase in the industry supply of limited-service lodging rooms during the past three years. The Company also anticipated some downward pressure on occupancy as the Company significantly increased the average daily rate as it repositioned the Baymont Inns & Suites brand from the lower-priced economy segment of the lodging industry to the mid-price segment. The Company's marketing and sales efforts are now focused on attracting more mid-market guests to Baymont. The Company expects these efforts to increase occupancy in future periods, but anticipates that the trend of increased average daily rates and reduced occupancy will continue during the fourth quarter of fiscal 2001.

     The result of the average daily rate increases and occupancy decline was a 3.6% decline and 0.4% increase in the division's revenue per available room, or RevPAR, for comparable Baymont Inns during the fiscal 2001 third quarter and first three quarters, respectively, compared to the same periods last year. Subject to changes in economic and industry conditions, the Company believes that RevPAR should not change significantly during the fourth quarter of fiscal 2001 and should improve during fiscal 2002 as market awareness of the Baymont brand continues to increase. During the fiscal 2001 third quarter, the Company announced plans to introduce several new features in the near future which are designed to build the brand, including an enhanced lobby breakfast, upgrades in the bed and bath, a new satisfaction guarantee, additional services for business travelers, new sales and marketing programs and a new frequent stay reward program, Guest Ovations. Several of these programs will result in additional one-time and on-going costs, but are expected to increase occupancy and revenues over the long-term.

     In addition to the impact of increased utility costs described earlier, the limited-service lodging division's operating results during the third quarter of fiscal 2001 compared to the prior year's same period were negatively impacted by approximately $1 million in costs recognized during the quarter related to the introduction of the Company's new Guest Ovations frequent stay reward program, the development of new interior design packages and the implementation of a new system-wide training program. Each of these programs is expected to provide benefits to the brand over the long-term. Additional costs associated with the introduction of various brand initiatives, including Guest Ovations, will have a negative impact on the division's operating income during the fourth quarter of fiscal 2001.

     At the end of the fiscal 2001 third quarter, the Company owned or operated 96 Baymont Inns & Suites and franchised an additional 82 Inns, bringing the total number of Baymont Inns & Suites in operation to 178. In addition, there were 28 approved franchised locations in development at the end of the third quarter, including 10 under construction and scheduled to open in fiscal 2001 or shortly thereafter. One Company-owned Baymont Inn & Suites opened during the fiscal 2001 third quarter in New Berlin, Wisconsin. This location is expected to be the prototype for future Company and franchise development.

     The Company also owned and operated seven Woodfield Suites all-suite hotels during the third quarter of fiscal 2001 and fiscal 2000. Revenues and operating income from

Woodfield Suites decreased slightly during the third quarter of fiscal 2001 compared to the same period last year, due primarily to a RevPAR decrease of 3.2% for comparable properties. During the first three quarters of fiscal 2001 compared to the same period during fiscal 2000, revenues and operating income from Woodfield Suites increased due to the continued improvement of new locations and a RevPAR increase of 1.0% for comparable properties.

Theatres

     The theatre division's fiscal 2001 third quarter revenues were $37.5 million, an increase of $7.3 million, or 24.3%, over revenues of $30.2 million during the third quarter of fiscal 2000. Operating income for the third quarter of fiscal 2001 totaled $8.1 million, an increase of $2.2 million, or 38.5%, over last year's third quarter operating income of $5.9 million. The theatre division's fiscal 2001 first three quarters revenues were $97.6 million, an increase of $800,000, or 0.9%, over revenues of $96.8 million during the first three quarters of fiscal 2000. Operating income for the first three quarters of fiscal 2001 was $18.3 million, a decrease of $300,000, or 1.9%, from operating income of $18.6 million during the first three quarters of fiscal 2000. Consistent with the seasonal nature of the motion picture exhibition industry, the third quarter of the Company's fiscal year, which includes the Christmas holiday season, is typically the second busiest period for its theatre division, exceeded only by the first quarter's busy summer season.

     Total box office receipts for the fiscal 2001 third quarter were $25.1 million, an increase of $5.3 million, or 26.7%, from box office receipts of $19.8 million during the same period last year. The Company experienced a 5.4% increase in average ticket prices during the third quarter of fiscal 2001 compared to the same period last year and operated 32 additional screens, representing a 7.1% increase over the prior year. Total box office receipts for the first three quarters of fiscal 2001 were $65.4 million, an increase of $700,000, or 1.1%, over box office receipts of $64.7 million during the same period last year. The theatre division's average ticket price for the first three quarters of fiscal 2001 increased 5.0% over the same period last year.

     Concession revenues for the fiscal 2001 third quarter totaled $11.3 million, an increase of $2.1 million, or 23.1%, over concession revenues of $9.2 million during the same quarter last year. Concession revenues totaled $29.2 million during both the first three quarters of fiscal 2001 and 2000. The Company's average concession sales per person increased 2.6% during the third quarter and 4.0% during the first three quarters of fiscal 2001, compared to last year's same periods.

     Theatre attendance for the third quarter of fiscal 2001 increased 20.0%, but has decreased 3.7% during the first three quarters of fiscal 2001, compared to attendance during the same periods last year. Theatre attendance at the Company's comparable locations increased 11.9% during the third quarter and has decreased 11.0% during the first three quarters of fiscal 2001, compared to last year's same periods. The increase in theatre attendance and the resulting increases in box office receipts and concession revenues during the fiscal 2001 third quarter compared to the same period last year can be attributed to a strong selection of holiday films, including Dr. Suess' How the Grinch Stole Christmas, Cast Away and What Women Want. The decline in attendance during the first three quarters of fiscal 2001 was primarily the result of fewer quality films during the first four months of fiscal 2001 compared to the same period of fiscal 2000. The Company believes that there are a number of upcoming films with excellent box office potential scheduled for release later in the fiscal 2001 fourth quarter and during the summer. The Company believes that with a strong summer season, the division's operating results will continue to improve. Revenues for the theatre business and the motion picture industry in general are heavily dependent upon the general audience appeal of available films, together with studio marketing, advertising and support campaigns, all factors over which the Company has no control.

     The Company ended the third quarter with a total of 482 total screens in 49 theatres compared to 450 screens in 49 theatres at the end of the same period last year. The Company has three new screens at an existing location in development, including another UltraScreen, and is reviewing additional development and acquisition opportunities. The Company also has continued to retrofit existing theatres with stadium seating and digital sound during the first three quarters of fiscal 2001. Currently 82% of its first-run auditoriums now offer stadium seating, which is the highest percentage of any top-20 theatre chain in the United States.

Hotels and Resorts

     Total revenues from the hotels and resorts division during the third quarter of fiscal 2001 increased by $3.2 million, or 18.2%, to $21.2 million, compared to revenues of $18.0 million during the previous year's comparable period. Operating losses increased by $1.1 million to $1.2 million during the fiscal 2001 third quarter, compared to an operating loss of $100,000 during the third quarter of fiscal 2000. Total revenues from the hotels and resorts division during the first three quarters of fiscal 2001 totaled $81.1 million, an increase of $16.1 million, or 24.8%, over first three quarters revenues of $65.0 million during fiscal 2000. Operating income increased by $700,000, or 8.0%, during the first three quarters of fiscal 2001 to $9.7 million, compared to operating income of $9.0 million during the same period last year.

     Increases in RevPAR at the Company's Wisconsin-owned hotels/resorts, significant revenue increases at the Company's recently expanded Hilton Milwaukee City Center and vacation ownership sales were the primary reasons for the division's revenue increases during the fiscal 2001 third quarter and first three quarters compared to the prior year's same periods. A family water park and fun center, Paradise Landing, built in conjunction with the Hilton room addition, also contributed to the increased revenues during the fiscal 2001 third quarter. Excluding the Hotel Phillips and the Milwaukee Hilton City Center, which opened additional rooms during the first quarter of fiscal 2001, the division's total RevPAR for comparable Company-owned properties decreased 2.8% during the fiscal 2001 third quarter compared to the third quarter last year and has increased 6.1% for the first three quarters of fiscal 2001 compared to the same period last year. The decrease in RevPAR for comparable properties during the third quarter is due to a softer peak season at the Company's Miramonte Resort in Indian Wells, California.

     Sales from the Company's vacation ownership development at the Grand Geneva Resort & Spa totaled $1.5 million and $6.2 million during the third quarter and first three quarters of fiscal 2001, respectively. During the first three quarters of fiscal 2000, the Company accounted for all sales of vacation intervals using the deposit method, deferring all revenue because certain minimum sales levels had not been reached. During the fourth quarter of fiscal 2000, minimum sales levels were met and all revenues previously deferred were recognized. Due primarily to slightly higher than anticipated construction costs and high initial sales and marketing costs, the vacation ownership development has not had a material impact on the division's operating income during the third quarter or first three quarters of fiscal 2001. The Company believes that recent product offering improvements and increases in pricing, combined with anticipated increased interest income from customer financing agreements, should ultimately result in the vacation ownership development adding modestly to the division's operating income and Company net earnings in future periods.

     The division's increased operating losses during the fiscal 2001 third quarter, compared to the same period last year, can be attributed primarily to three items: increased utility costs at the Company-owned hotels/resorts, reduced RevPAR and the resulting operating income decline at the Miramonte Resort, and over $400,000 in pre-opening expenses related to the Company's new Hilton Madison at Monona Terrace and Kansas City Hotel Phillips. The Hilton Madison at Monona Terrace opened at the beginning of the fiscal 2001 fourth quarter and initial guest response has been very favorable. The Hotel Phillips is currently closed and undergoing a major renovation. The Company expects the property to reopen during the second quarter of fiscal 2002 and to have a slightly negative impact on fiscal 2001 fourth quarter and fiscal 2002 first quarter division operating results due to anticipated additional pre-opening expenses.

     The hotel and resort division continues to explore additional opportunities for growth, focusing on management contracts and limited equity investments. The Company has initiated efforts to find an equity partner for its Hotel Phillips project consistent with this growth strategy. If this effort is successful, it could provide a model for future projects. In addition, the Timber Ridge Lodge, a 225 unit condominium hotel and water park project on land adjacent to the Grand Geneva Resort & Spa, is under construction, with the first phase expected to open during the first quarter of fiscal 2002. The Company's hotel and resort division will have a small equity investment in the property and will manage the hotel. Guests of the Timber Ridge Lodge and Grand Geneva Resort & Spa will be able to utilize the amenities of both properties.

Discontinued Operations

     The Company previously announced its intention to sell its 30 KFC and KFC/Taco Bell 2-in-1 restaurants and, as a result, the Company accounts for the restaurant operations as discontinued operations in the Company's consolidated financial statements. The Company recently announced that it has entered into a definitive asset purchase agreement to sell these restaurants to H&K Partners, LLC, (of which the division's current Executive Vice President, Peter Helf, is a principal). The sale of the assets, which consist primarily of land, buildings and equipment, is expected to close during the fiscal 2001 fourth quarter and the Company anticipates that a significant gain from the sale of the assets will be recognized.

     Revenues from discontinued operations totaled $5.6 million for the third quarter of fiscal 2001, a decrease of $100,000, or 1.3%, from fiscal 2000 third quarter revenues of $5.7 million. During the third quarter of fiscal 2001, the Company had income from discontinued operations, net of applicable income taxes, of $287,000, a decrease of $61,000, or 17.5%, from income from discontinued operations during the same period last year. During the first three quarters of fiscal 2001, revenues from discontinued operations totaled $17.8 million, a decrease of $1 million, or 5.3%, from prior year first three quarters revenues from discontinued operations of $18.8 million. Income from discontinued operations, net of applicable income taxes, totaled $981,000 for the first three quarters of fiscal 2001, compared to $1.3 million during the first three quarters of fiscal 2000. Although fiscal 2001 improved during the latter half of the third quarter, KFC revenues and operating results have been negatively impacted during the third quarter and first three quarters of fiscal 2001 by ineffective national promotions and increased payroll costs, resulting in reduced guest counts, average guest checks and operating margins.

FINANCIAL CONDITION

     The Company's lodging, movie theatre and restaurant businesses each generate significant and consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. The Company believes that these consistent and predictable cash sources, together with the availability of $44 million of unused credit lines as of the end of the third quarter, should be adequate to support the ongoing operational liquidity needs of the Company's businesses. The Company increased its credit lines early in the third quarter of fiscal 2001, increasing its total availability under revolving credit agreements to $175 million by entering into a new $45 million 364-day revolving credit agreement with several banks. Borrowings under the new $45 million line would bear interest at LIBOR plus a margin which is adjusted based on the Company's borrowing levels. The agreement requires an annual facility fee of 0.2% on the total commitment.

     Net cash provided by operating activities decreased by $16.6 million during the first three quarters of fiscal 2001 to $36.1 million, compared to $52.7 million during the prior year's first three quarters. This is due primarily to reduced earnings, timing differences in payments of accounts payable and increases in accounts and notes receivable. Depreciation and amortization (a non-cash expense) increased as a result of the Company's increased capital spending program over recent years.

     Net cash used in investing activities during the first three quarters of fiscal 2001 totaled $61.8 million, compared to $47.0 million during the first three quarters of fiscal 2000. The increase in net cash used in investing activities was primarily the result of reduced net proceeds from disposals of property, equipment and other assets, which totaled $4.0 million during fiscal 2001 compared to $15.4 million during fiscal 2000. Capital expenditures to support the Company's continuing expansion program totaled $60.3 million during the first three quarters of fiscal 2001 compared to $62.7 million during the prior year's first three quarters. Capital expenditures during the first three quarters of fiscal 2001 included approximately $13 million incurred in the theatre division to fund screen additions to existing theatres, stadium seating retrofits and costs carried over from projects opened during the fourth quarter of fiscal 2000. In addition, capital expenditures of approximately $13 million were incurred in the limited-service lodging division and approximately $34 million were incurred by the hotels and resorts division to fund its major construction projects.

     Net cash provided by financing activities during the first three quarters of fiscal 2001 totaled $26.3 million compared to $1.0 million during the first three quarters of fiscal 2000. The Company funded a portion of its capital expansion program during fiscal 2000 with the net proceeds from disposals of assets. As a result of the reduced net proceeds from disposals of assets and reduced net cash provided by operating activities during the fiscal 2001 first three quarters compared to the same period last year, the Company's net proceeds from issuance of notes payable and long-term debt totaled $48.4 million during the first three quarters of fiscal 2001 compared to $16.7 million during the same period last year. The Company's principal payments on notes payable and long-term debt totaled $13.6 million during the first three quarters of fiscal 2001 compared to $8.4 million during the same period last year. Additionally, during the first three quarters of fiscal 2001, the Company repurchased 370,000 shares of its common stock pursuant to its stock repurchase program at a total cost of $4.2 million, compared to 257,000 shares repurchased during the first three quarters of fiscal 2000 at a total cost of $2.9 million. At the end of the first three quarters, an additional 2.0 million shares may be repurchased under existing Board of Directors authorizations. Any such repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

     Based upon the Company's expectation that the restaurant business will be sold during the fourth quarter, the Company does not anticipate its long-term debt at the end of fiscal 2001 to be greater than current third quarter levels. In addition to the Company's new and existing credit lines, the Company has the ability to issue up to $45 million of additional senior notes under an existing private placement program. Depending upon a number of factors, including capital requirements, proceeds from asset sales and market conditions, the Company anticipates that it may issue additional senior notes during calendar 2001. Proceeds from an issuance would be used to repay existing debt under its revolving credit lines and to fund the Company's capital expenditure and stock repurchase programs.

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

          None.

     b.   Reports on Form 8-K

          No Form 8-K was filed by the Company during the quarter to which this Form 10-Q relates.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE MARCUS CORPORATION

                                  (Registrant)


DATE:  April 9, 2001                By: /s/ Stephen H. Marcus
                                        ----------------------------------------
                                        Stephen H. Marcus,
                                        Chairman of the Board, President and
                                         Chief Executive Officer


DATE:  April 9, 2001                By: /s/ Douglas A. Neis
                                        ----------------------------------------
                                        Douglas A. Neis
                                        Chief Financial Officer and Treasurer