Form 10-K
period 2001-05-31
MARCUS CORP
filed 2001-08-27
CIK 62234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended May 31, 2001

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

                            Yes|X|       No|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 15, 2001: $269,766,742.

Number of shares outstanding of each of the classes of the registrant's capital stock as of August 15, 2001:

                  Common Stock, $1 par value: 19,253,798 shares
              Class B Common Stock, $1 par value: 9,948,973 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

2001 Annual Report to Shareholders (incorporated by reference into Parts I, II and IV); Proxy Statement for 2001 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III).

                                     PART I
                                     ------

                Special Note Regarding Forward-Looking Statements

          Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements will include words such as the Company "believes," "anticipates," "expects," "intends" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the following:
(i) the Company's ability to successfully define and build the Baymont brand within the "limited-service, mid-price without food and beverage" segment of the lodging industry; (ii) the availability, in terms of both quantity and audience appeal, of motion pictures for the Company's theatre division; (iii) the effects of increasing depreciation expenses and pre-opening and start-up costs due to the capital intensive nature of the Company's businesses; (iv) the effects of adverse economic conditions in the Company's markets, particularly with respect to the Company's limited-service lodging and hotels and resorts divisions; (v) the effects of adverse weather conditions, particularly during the winter in the Midwest and in the Company's other markets; (vi) the effects on the Company's occupancy and room rates from the relative industry supply of available rooms at comparable lodging facilities in the Company's markets; (vii) the effects of competitive conditions in the markets served by the Company; and (viii) the effects of increased energy costs. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.   Business.

          The Marcus Corporation, through its subsidiaries (collectively, the "Company"), is primarily engaged in three business segments: limited-service lodging; movie theatres; and hotels and resorts. As a result of the Company's sale of its KFC restaurants in May, 2001, the Company's restaurant business segment has been presented as discontinued operations in the Company's financial statements.

          The Company's limited-service lodging operations include a chain of 184 Baymont Inns & Suites limited-service facilities in 30 states and 7 Woodfield Suites all-suite hotels in Wisconsin, Colorado, Ohio, Illinois and Texas. Of the 184 Baymont Inns & Suites, 87 are owned or operated by the Company, nine are operated under joint venture agreements and 88 are franchised.

          The Company operates 49 movie theatres with an aggregate of 482 screens throughout Wisconsin, Ohio, Illinois and Minnesota. The Company also operates a family entertainment center, Funset Boulevard, in Appleton, Wisconsin.

          The Company's owned hotels and resorts operations include six hotels and resorts in Wisconsin, California and Missouri. The Company also manages five hotels for third parties in Wisconsin, Minnesota, Texas and California.

The Company's current strategic plans include the following goals:

* Continuing to define and build the Baymont Inns & Suites brand, with a goal to be the "best in class" in the mid-price without food and beverage segment of the lodging industry. The Company currently believes that most of its limited-service lodging division's anticipated future growth in earnings will ultimately come as a result of revenue growth at its Company-owned inns (as the brand captures a greater share of its segment of the industry) and from its emphasis on opening new franchised Baymont Inns and Baymont Inns & Suites. As of the end of fiscal 2001, 21 new franchised properties were under development, approximately one-half of which are expected to open during fiscal 2002. The Company hopes to approve 25 to 35 new franchised properties per year over the next few fiscal years. By emphasizing franchising, the Company believes the Baymont brand may grow more rapidly, conserving capital for other strategic purposes. The Company also anticipates exploring additional growth of the Baymont brand through potential acquisitions and joint venture investments, focusing on selected key strategic urban and suburban markets. The Company is currently in the early stages of developing its first urban Baymont Inn & Suites in downtown Chicago, Illinois, with an opening expected sometime in fiscal 2003.

* Maximizing the return on the Company's significant recent investments in its theatres through both revenue and cost improvements. The Company has invested over $200 million in its theatre division over the last five fiscal years, more than doubling its number of movie theatre screens from 219 at the end of fiscal 1996 to 482 screens at the end of fiscal 2001 and offering stadium seating in approximately 84% of its first-run screens, the highest percentage in the industry. The Company does not anticipate its total screen count significantly changing during fiscal 2002 unless attractive acquisition opportunities present themselves.

* Doubling the number of rooms either managed or owned by the hotels and resorts division to 6,000 rooms over the next three to five years. The Company anticipates that the majority of this potential growth will come from management contracts for other owners. In some cases, the Company may own a partial interest in the new managed properties. Many of the recent growth opportunities for the hotels and resorts division required a lengthy development period during which significant capital was committed and pre-opening costs and early start-up losses reduced division operating income. The Company expects its recent development projects to provide earnings growth opportunities during fiscal 2002 and beyond.

The actual number, mix and timing of potential future new facilities and expansions will depend in large part on favorable industry and economic conditions, the Company's financial performance and available capital, the competitive environment, evolving customer needs and trends, customer acceptance of the new Baymont brand, the Company's ability to increase the number of franchised Baymont locations at a pace consistent with the Company's current plans and the availability of attractive opportunities. It is likely that the Company's growth goals will continue to evolve and change in response to these and other factors, and there can be no assurance that these current goals will be achieved.

Business Segment Data

          Certain business segment data for the Company's three most recent fiscal years relating to the Company's three industry segments is set forth in footnote 12 to the Consolidated Financial Statements included on Page 30 of the Company's 2001 Annual Report to Shareholders, which pages are incorporated by reference herein.

Limited-Service Lodging Operations

Baymont Inns & Suites

          The Company owns, operates or franchises 184 limited-service facilities, with over 17,700 available guest rooms, under the name "Baymont Inns & Suites" in 30 states. Of this total, 88 Baymont Inns & Suites are operated by franchisees, 87 are Company-owned or operated and nine are operated under joint venture agreements. During fiscal 2001, one new Company-owned property was opened and 12 new franchised properties were opened. In addition, 21 new franchised properties and one new Company-owned property were under construction or in development at fiscal year-end. During fiscal 2001, the Company sold one Baymont Inn & Suites to a franchisee and bought one Baymont Inn & Suites from a franchisee.

          Targeted at the business traveler, Baymont Inns & Suites feature an upscale, contemporary exterior appearance, are generally located in high traffic commercial areas in close proximity to interstate highway exits and major thoroughfares and vary in size between 53 and 187 guest rooms. The Company believes that providing amenities typically associated with full-service hotels distinguishes Baymont Inns & Suites from many of its competitors. These amenities include executive conference centers, king-sized beds, free local telephone calls, incoming fax transmissions, non-smoking rooms, in-room coffee makers, remote control multi-channel televisions, extra-long telephone cords and large working desks. Additional amenities that have been introduced include lobby breakfasts, two-room suites, 25-inch televisions, fitness facilities, voice mail, hair dryers, irons and ironing boards, complimentary copies of USA Today, bottled water, name brand soap and shampoo, pillow-top mattresses, down-lite pillows and a new frequent stay reward program, Guest Ovations.TM To enhance customer security, all Baymont Inns & Suites feature "card key" room locking systems and provide well-lighted parking areas and all-night front desk staffing. The interior of each Baymont Inns & Suites is refurbished in accordance with a strict periodic schedule.

          Baymont Inns & Suites has a national franchise program and has increased its emphasis on opening more franchised Baymont Inns & Suites. Franchisees pay an initial franchise fee and annual marketing assessments, reservation system assessments and royalty fees based on room revenues. The Company is qualified to sell, and anticipates ultimately selling, franchises in all 50 states. The Company has identified 15-20 additional Company-owned Baymont Inns & Suites that will be considered for sale to new and existing franchisees. In some cases, the Company may continue to manage a disposed property for a new owner under the terms of a management contract. The Company believes that this strategy will give its franchise partners the opportunity to develop a significant market presence and will allow the Company to utilize the sales proceeds for other growth opportunities, including developing Baymont properties in new markets. Although this strategy will result in reduced revenues until the sales proceeds are reinvested, the Company expects that profitability will increase over time.

Woodfield Suites

          The Company operates seven mid-priced, all-suite hotels under the name "Woodfield Suites" in Illinois, Wisconsin, Colorado, Ohio and Texas. Woodfield Suites offers all of its guests the use of a centrally-located swimming pool, whirlpool and game room. Most suites have a bedroom and separate living room and feature an extra-length bed, sleeper sofa for additional guests, microwave, refrigerator, wet bar, television and hair dryer and some suites have a kitchenette. All Woodfield Suites' guests receive a complimentary continental breakfast and are invited to a complimentary cocktail hour. Meeting rooms and two-line telephones equipped with dataports in every suite enhance Woodfield Suites' appeal to business travelers.

Hotels and Resorts Operations

The Pfister Hotel

          The Company owns and operates the Pfister Hotel in downtown Milwaukee. The Pfister Hotel, a full service luxury hotel, has 307 guest rooms (including 82 luxury suites), three restaurants, two cocktail lounges and a 275-car parking ramp. The Pfister has 24,000 square feet of banquet and convention facilities. Banquet and meeting rooms accommodate up to 3,000 persons and the hotel features two large ballrooms, including one of the largest ballrooms in the Milwaukee metropolitan area, with banquet seating for 1,200 people. A portion of the Pfister's first-floor space is leased for use by retail tenants. In fiscal 2001, the Pfister Hotel earned its 25th consecutive four-diamond award from the American Automobile Association. The Pfister is also a member of Preferred Hotels and Resorts Worldwide Association, an organization of independent luxury hotels and resorts, and the Association of Historic Hotels of America.

The Hilton Milwaukee City Center

          The Company owns and operates the 729-room Hilton Milwaukee City Center. The Hilton franchise affiliation has benefited the Hilton Milwaukee City Center through Hilton's international centralized reservation and marketing system, advertising cooperatives and frequent stay programs. The Hilton Milwaukee City Center has an indoor water park and family fun center that features water slides, swimming pools, a sand beach, lounge, restaurant and will soon have a new parking ramp.

Hilton Madison at Monona Terrace

          In February 2001, the Company opened its 240-room Hilton Madison at Monona Terrace. The Hilton Madison is connected by skywalk to the new Monona Terrace Convention Center, has four meeting rooms totaling 2,400 square feet, an indoor swimming pool, a fitness center, a lounge and a restaurant.

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

          The Company began selling units of a vacation ownership development during fiscal 2000 and currently operates 31 timeshare units and a timeshare sales center. Timeshare owners can participate in exchange programs through Resort Condominiums International.

Miramonte Resort

          The Miramonte Resort in Indian Wells, California, a boutique luxury resort located on 11 landscaped acres, opened in 1998 following an extensive renovation. The resort includes 14 two-story Tuscan style buildings housing 226 guest rooms, one restaurant, one lounge and 9,500 square feet of banquet, meeting and exhibit space, including a 5,000 square foot grand ballroom. Additionally, there is a fully equipped fitness center and two outdoor swimming pools, each with an adjacent jacuzzi spa and sauna. New amenities include outdoor meeting facilities and a golf concierge. During fiscal 2001, the Miramonte Resort earned its third consecutive four-diamond award from the American Automobile Association.

Hotel Philips

          Late in fiscal 2000, the Company purchased the Hotel Phillips, a 217-room hotel in Kansas City, Missouri. The Company closed the property during fall of 2000 and undertook a complete restoration of the landmark hotel, which is expected to be completed in September 2001. When completed, the Hotel Phillips will have conference rooms totaling 5,600 square feet of meeting space, a 2,300 square foot ballroom, a restaurant and a lounge.

Operated and Managed Hotels

          The Company operates the Crowne Plaza-Northstar Hotel in Minneapolis, Minnesota. The Crowne Plaza-Northstar Hotel is located in downtown Minneapolis and has 226 guest rooms, thirteen meeting rooms, 6,370 square feet of ballroom and convention space, a restaurant, a cocktail lounge and an exercise facility.

          The Company manages the Hotel Mead in Wisconsin Rapids, Wisconsin. The Hotel Mead has 157 guest rooms, ten meeting rooms totaling 14,000 square feet of meeting space, two cocktail lounges, two restaurants and an indoor pool with a sauna and whirlpool.

          The Company operates Beverly Garland's Holiday Inn in North Hollywood, California. The Beverly Garland has 257 guest rooms, including twelve suites, meeting space for up to 600, including an amphitheater and ballroom, an outdoor swimming pool and lighted tennis courts. The mission-style hotel is located on seven acres near Universal Studios.

          The Company also manages the Timber Ridge Lodge, an indoor/outdoor waterpark and condominium complex in Lake Geneva, Wisconsin. The Timber Ridge Lodge, which partially opened in July 2001, is a 225-unit condominium hotel adjacent to the Company's Grand Geneva Resort & Spa. The Timber Ridge Lodge has meeting rooms totaling 3,640 square feet, a general store, a restaurant-cafe, a snack bar and lounge, a state-of-the-art fitness center and an entertainment arcade.

          The Company has signed a long-term contract to manage the Hilton Garden Inn Houston NW/Chateau in Houston, Texas. The Hilton Garden Inn, which will open in fiscal 2002, will have 171 guest rooms, a ballroom, a restaurant, a fitness center, a convenience mart and a swimming pool. The hotel will be a part of Chateau Court, a thirteen acre, European-style mixed-use development that also includes retail space and an office village.

Theatre Operations

          At the end of fiscal 2001, the Company operated 49 movie theatre locations with an aggregate of 482 screens in Wisconsin, Illinois, Minnesota and Ohio for an average of 9.8 screens per location, compared to an average of 9.4 screens per location at the end of fiscal 2000 and 8.9 at the end of fiscal 1999. The Company's facilities include 17 megaplex theatres (12 or more screens), representing 56% of the Company's total screens, 30 multiplex theatres (2 to 11 screens) and two single-screen theatres. The theatre division's long-term growth strategy is to focus on megaplex theatres having between 12 and 20 screens which typically vary in seating capacity from 150 to 450 seats per screen. Multi-screen theatres allow the Company to offer a more diversified selection of films to attract additional customers, exhibit movies in larger or smaller auditoriums within the same theatre depending on the popularity of the movie and benefit from the economies of having common box office, concession, projection and lobby facilities. Most of the Company's movie theatres feature exclusively first-run films.

          The Company increased its total screen count by 12 screens during fiscal 2001, adding 17 screens to five existing theatres and its second large UltraScreen, which opened at a Madison, Wisconsin location. One theatre with a total of six screens was closed during fiscal 2001. In addition, a four-screen theatre in Stevens Point, Wisconsin was sold and a five-screen theatre in Wausau, Wisconsin was purchased. The Company believes that it may close approximately four to six theatres with 18-32 screens over the next two years with minimal impact on operating results. At fiscal year-end, the Company operated 447 first-run screens and 35 budget-oriented screens.

          Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which the Company has no control. Movie production has been stimulated by additional demand from ancillary markets such as home video, pay-per-view and cable television, as well as increased demand from foreign film markets. Fiscal 2001 featured such box office hits as The Perfect Storm, Mission Impossible 2, How the Grinch Stole Christmas, Cast Away, What Women Want, Meet the Parents, Mummy Returns and Hannibal.

          The Company obtains its films from national motion picture production and distribution companies and is not dependent on any single motion picture supplier. Booking, advertising, concession purchases and promotion are handled centrally by an administrative staff.

          The Company strives to provide its movie patrons with high-quality picture and sound presentation in clean, comfortable, attractive and contemporary theatre environments. Substantially all of the Company's movie theatre complexes feature either digital sound, Dolby or other stereo sound systems; acoustical ceilings; side wall insulation; engineered drapery folds to eliminate sound imbalance, reverberation and distortion; tiled floors; loge seats; cup-holder chair-arms; and computer-controlled heating, air conditioning and ventilation. Computerized box offices permit all of the Company's movie theatres to sell tickets in advance. The Company's theatres are accessible to persons with disabilities and provide wireless headphones for hearing-impaired moviegoers. Other amenities at certain theatres include THX auditoriums, which allow customers to hear the softest and loudest sounds and touch-screen, computerized, self-service ticket kiosks, which simplify advance ticket purchases. The Company also operates the Marcus Movie Hitline, which is a satellite-based automated telephone ticketing system enabling moviegoers to buy tickets to movies at any of 12 Marcus first-run theatres in the metropolitan Milwaukee area and its two theatres in Columbus, Ohio using a credit card. In fiscal 2001, the Company acquired a minority equity interest in MovieTickets.com, a joint venture of movie and entertainment companies representing nearly 5,500 screens throughout the United States and Canada created to sell movie tickets over the Internet. As a result of its association with MovieTickets.com, the Company became the first theatre company to introduce on-line ticketing at all of its first-run theatres during fiscal 2001, allowing moviegoers to buy tickets via the Internet and print them at home.

          The Company offers stadium seating, a tiered seating system that permits unobstructed viewing, at over 84% of its first-run screens.

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

Competition

          In each of its businesses, the Company experiences intense competition from national, regional and local chain and franchise operations, some of which have substantially greater financial and marketing resources than the Company. Most of the Company's facilities are located in close proximity to other facilities which compete directly with those of the Company.

          The Company's Baymont Inns & Suites compete with such national limited-service lodging chains as Hampton Inn (owned by Hilton Hotels Corporation), Fairfield Inn (owned by Marriott Corporation), Holiday Inn Express, Comfort Inn, as well as a large number of regional and local chains. The Company's Woodfield Suites compete with such national chains as Embassy Suites, Comfort Suites, AmeriSuites and Courtyard by Marriott as well as other regional and local all-suite facilities.

          The Company's hotels and resorts compete with the hotels and resorts operated by Hyatt Corporation, Marriott Corporation, Ramada Inns, Holiday Inns, Wyndham Hotels and others, along with other regional and local hotels and resorts.

          The Company's movie theatres compete with large national movie theatre operators, such as AMC Entertainment, General Cinemas, Cinemark, Regal Cinemas, Loews Cineplex and Carmike Cinemas as well as with a wide array of smaller first-run and discount exhibitors. Although movie exhibitors also generally compete with the home video, pay-per-view and cable television markets, the Company believes that such ancillary markets have assisted the growth of the movie theatre industry by encouraging the production of first-run movies released for initial movie theatre exhibition, which establishes the demand for such movies in these ancillary markets.

          The Company believes that the principal factors of competition in each of its businesses, in varying degrees, are the price and quality of its product, quality and location of its facilities and customer service. The Company believes that it is well positioned to compete on the basis of these factors.

Seasonality

          Historically, the Company's first fiscal quarter has produced the strongest operating results because this period coincides with the typical summer seasonality of the movie theatre industry and the summer strength of the Company's lodging businesses. The Company's third fiscal quarter has historically produced the weakest operating results primarily due to the effects of reduced travel during the winter months on the Company's lodging businesses.

Research and Development

          Research and development expenditures for the Company are not material.

Environmental Regulation

          The Company does not expect federal, state or local environmental legislation to have a material effect on the Company's capital expenditures, earnings or competitive position. However, the Company's activities in acquiring and selling real estate for business development purposes have been complicated by the continued emphasis Company personnel must place on properly analyzing real estate sites for potential environmental problems. This circumstance has resulted in, and is expected to continue to result in, greater time and increased costs involved in acquiring and selling properties associated with the Company's various businesses.

Employees

          As of the end of fiscal 2001, the Company had approximately 7,800 employees, a majority of whom were employed on a part-time basis. A majority of the Company's hotel employees in Milwaukee, Wisconsin are covered by collective bargaining agreements which expire in June 2002. A number of the Company's hotel employees in Minneapolis, Minnesota are covered by collective bargaining agreements which expire in April 2005. Relations with employees have been satisfactory and the Company has experienced no material work stoppages due to labor disputes.

Item 2.   Properties.
------    ----------

          The Company owns a substantial portion of its facilities, including the Pfister Hotel, the Hilton Milwaukee City Center, the Hilton Madison at Monona Terrace, the Grand Geneva Resort and Spa, the Miramonte Resort and the Hotel Phillips, all of the Company-owned Baymont Inns & Suites and Woodfield Suites and the majority of its theatres. The Company leases the remainder of its facilities. The Company also manages five hotel properties for third parties (including the Hilton Garden Inn NW/Chateau in Houston, Texas, which is expected to open in fiscal 2002). Additionally, the Company owns properties acquired for the future construction and operation of new Company operating facilities. Some of its properties are leased from entities owned by principal shareholders of the Company. All of the Company's properties are suitably maintained and adequately utilized to cover the respective business segment served.

          The operating properties owned, leased and franchised by the Company are summarized in the following table:

                                                              Leased      Managed     Managed
                                  Total Number                 from        for         for
                                  of Facilities              Unrelated    Related    Unrelated     Owned By
           Business Segment       in Operation   Owned(1)     Parties     Parties     Parties    Franchisees(2)
           ----------------       ------------   --------     -------     -------     -------    --------------
       Movie Theatres                  49            37          12          0           0            0
       Hotels and Resorts:
         Hotels                         9             4           0          0           5(3)         0
         Resorts                        2             2           0          0           0            0
       Limited-Service Lodging:
         Baymont Inns & Suites        184            86           0          9           1            88
         Woodfield Suites               7             7           0          0           0            0
                                      ---          ----          --         --          --           --
                  TOTALS              251           136          12          9           6            88
                                      ===           ===          ==          =           =            ==
------------------------
(1)  Two of the movie theatres and two of the Baymont Inns & Suites are on land leased from unrelated parties under long-term leases. One of the Baymont Inns & Suites and one of the Woodfield Suites are located on land leased from related parties. The Company's partnership interests in nine Baymont Inns & Suites that it manages are not included in this column.

(2)  The Company manages one Baymont Inn & Suites for a franchisee.

(3)  This total includes the Hilton Garden Inn NW/Chateau in Houston, Texas, which is scheduled to open in
     Fall 2001.

          Certain of the above individual properties or facilities are subject to purchase money or construction mortgages or commercial lease financing arrangements; none of these encumbrances are considered in the aggregate to be material to the Company.

          Over 90% of the Company's operating property leases expire on various dates after the end of fiscal 2002 (assuming exercise by the Company of all renewal and extension options).

Item 3.   Legal Proceedings.
------    -----------------

          The Company does not believe that any pending legal proceeding involving the Company is material to its business. No legal proceeding required to be disclosed under this item was terminated during the fourth quarter of the Company's 2001 fiscal year.

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

          No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's 2001 fiscal year.

                          EXECUTIVE OFFICERS OF COMPANY

          Each of the current executive officers of the Company is identified below together with information about each such officer's age, current position with the Company and employment history for at least the past five years:

     Name                           Position                           Age
     ----                           --------                           ---
Stephen H. Marcus        Chairman of the Board, President and
                              Chief Executive Officer                   66
Bruce J. Olson           Group Vice President                           51
H. Fred Delmenhorst      Vice President-Human Resources                 60
Thomas F. Kissinger      General Counsel and Secretary                  41
Douglas A. Neis          Chief Financial Officer and Treasurer          42

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

                                     PART II

Item 5.  Market for the Company's Common Equity and Related Shareholder Matters.
------   ----------------------------------------------------------------------

          The information required by this item is incorporated by reference to the information pertaining thereto included on Pages 18, 31 and 32 of the Company's 2001 Annual Report to Shareholders.

Item 6.   Selected Financial Data.
------    -----------------------

          The information required by this item is incorporated by reference to the information pertaining thereto included on Page 31 of the Company's 2001 Annual Report to Shareholders.

Item 7.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.
          --------------------------

          The information required by this item is incorporated by reference to the information pertaining thereto included on Pages 10 through 18 of the Company's 2001 Annual Report to Shareholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
-------   ----------------------------------------------------------

          The information required by this item is incorporated by reference to the information pertaining thereto included on Page 18 of the Company's 2001 Annual Report to Shareholders.

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

          The information required by this item is incorporated by reference to the information pertaining thereto included on Pages 18 through 30 of the Company's 2001 Annual Report to Shareholders.

Item 9.   Changes in and Disagreements with Accountants on Accounting
-------   -----------------------------------------------------------
          and Financial Disclosure.
          ------------------------

          Not applicable.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Company.
-------   -----------------------------------------------

          The information required by this item with respect to directors is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled "Election of Directors" in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders scheduled to be held October 23, 2001 (the "Proxy Statement"). The required information with respect to executive officers appears at the end of Part I of this Form 10-K. The required information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by directors and executive officers is incorporated by reference to the information pertaining thereto set forth under the caption entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 11.  Executive Compensation.
-------   ----------------------

          The information required by this item is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled "Executive Compensation" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

          The information required by this item is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled "Stock Ownership of Management and Others" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

          The information required by this item, to the extent applicable, is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled "Certain Transactions" in the Proxy Statement.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------   ---------------------------------------------------------------

(a)(1)    Financial Statements.
          --------------------

          The consolidated financial statements of the Company as of May 31, 2001 and May 25, 2000 and for each of the three years in the period ended May 31, 2001, together with the report thereon of Ernst & Young LLP, dated July 20, 2001, appear on Pages 19 through 30 of the Company's 2001 Annual Report to Shareholders, and are incorporated herein by reference.

(a)(2)    Financial Statement Schedules.
          -----------------------------

          All schedules are omitted because they are inapplicable, not required under the instructions or the financial information is included in the consolidated financial statements or notes thereto.

(a)(3)    Exhibits.
          --------

          The exhibits filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.*

(b)       Reports on Form 8-K.
          -------------------

          The Company did not file a Form 8-K with the Securities and Exchange Commission during the fourth quarter of fiscal 2001.

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

                                       THE MARCUS CORPORATION

Date:  August 27, 2001                 By: /s/ Stephen H. Marcus
                                       ----------------------------------------
                                       Stephen H. Marcus,
                                       Chairman of the Board, President and
                                       Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities as of the date indicated above.


By: /s/ Stephen H. Marcus                By: /s/ Daniel F. McKeithan
   ------------------------------------     ------------------------------------
   Stephen H. Marcus, Chairman of the       Daniel F. McKeithan, Jr., Director
   Board, President and Chief Executive
   Officer (Principal Executive Officer)


By: /s/ Douglas A. Neis                  By: /s/ Diane Marcus Gershowitz
   ------------------------------------     ------------------------------------
   Douglas A. Neis, Treasurer and           Diane Marcus Gershowitz, Director
   Controller (Principal Financial
   Officer and Accounting Officer)


By: /s/ Bruce J. Olson                   By: /s/ Timothy E. Hoeksema
   ------------------------------------     ------------------------------------
   Bruce J. Olson, Director                 Timothy E. Hoeksema, Director


By: /s/ Philip L. Milstein               By: /s/ Allan H. Selig
   ------------------------------------     ------------------------------------
   Philip L. Milstein, Director             Allan H. Selig, Director


By: /s/ Bronson J. Haase                 By: /s/ James D. Ericson
   ------------------------------------     ------------------------------------
   Bronson J. Haase, Director               James D. Ericson, Director

                                  EXHIBIT INDEX

3.1       Restated Articles of Incorporation. [[Incorporated by reference to
          Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 13, 1997.]]

3.2* Bylaws, as amended as of December 17, 1998. [[Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 26, 1998.]]

4.1 Senior Note Purchase Agreement dated May 31, 1990, between the Company and The Northwestern Mutual Life Insurance Company. [[Incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1990.]]

4.2 The Marcus Corporation Note Purchase Agreement dated October 25, 1996. [[Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 14, 1996.]]

4.3 First Supplement to Note Purchase Agreements dated May 15, 1998. [[Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 1998.]]

4.4 Second Supplement to Note Purchase Agreements dated May 7, 1999. [[Incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended May 27, 1999.]]

4.5 Credit Agreement dated as of December 29, 2000, among the Company, Bank One, as Administrative Agent, LaSalle Bank National Association, as Documentation Agent, the other financial institutions parties thereto and Banc One Capital Markets, Inc., as Lead Arranger and Sole Book Runner.

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

10.1* The Marcus Corporation 1995 Equity Incentive Plan, as amended. [[Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended May 27, 1999.]]

10.2* The Marcus Corporation 1994 Nonemployee Director Stock Option Plan. [[Incorporated by reference to Exhibit A to the Company's 1994 Proxy Statement.]]

13 The Company's 2001 Annual Report to Shareholders, to the extent incorporated by reference herein. Except to the extent specifically incorporated by reference, the 2001 Annual Report to Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.

21        Subsidiaries of the Company as of May 31, 2001.

23        Consent of Ernst & Young LLP.

99 Proxy Statement for the 2001 Annual Meeting of Shareholders. (The Proxy Statement for the 2001 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year.)


----------

* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.