Form 10-Q
period 2001-08-30
MARCUS CORP
filed 2001-10-15
CIK 62234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 1-12604

                             THE MARCUS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Wisconsin                                39-1139844
     ----------------------------------------            ------------------
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                 Identification No.

      250 East Wisconsin Avenue, Suite 1700
               Milwaukee, Wisconsin                             53202
     ----------------------------------------            ------------------
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

COMMON STOCK OUTSTANDING AT OCTOBER 10, 2001 - 19,307,032
CLASS B COMMON STOCK OUTSTANDING AT OCTOBER 10, 2001 - 9,917,184

                             THE MARCUS CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page

Item 1.  Consolidated Financial Statements:

         Balance Sheets
         (August 30, 2001 and May 31, 2001)................................   3

         Statements of Earnings
         (Thirteen  weeks ended August 30, 2001 and
         August 24, 2000)..................................................   5

         Statements of Cash Flows
         (Thirteen weeks ended August 30, 2001 and
         August 24, 2000)..................................................   6

         Condensed Notes to Financial Statements...........................   7

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition...........................................   9


Item 3.  Quantitative and Qualitative Disclosures About Market Risk........  15

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................  15

         Signatures........................................................  16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets
                                                    (Unaudited)       (Audited)
                                                     August 30,        May 31,
                                                       2001             2001
                                                    -----------       ---------
                                                            (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                          $   4,649        $   1,499
  Accounts and notes receivable                         18,502           14,207
  Receivables from joint ventures                        2,936            2,747
  Refundable income taxes                                    -              121
  Real estate and development costs                      4,083            4,999
  Other current assets                                   5,619            4,692
                                                     ---------        ---------
      Total current assets                              35,789           28,265

Property and equipment:
  Land and improvements                                 94,455           94,156
  Buildings and improvements                           590,651          586,056
  Leasehold improvements                                 7,120            7,583
  Furniture, fixtures and equipment                    251,187          245,500
  Construction in progress                              19,367           15,384
                                                     ---------        ---------
      Total property and equipment                     962,780          948,679
  Less accumulated depreciation and amortization       278,549          268,333
                                                     ---------        ---------
      Net property and equipment                       684,231          680,346

Other assets:
  Investments in joint ventures                          3,896            2,358
  Other                                                 49,995           47,690
                                                     ---------        ---------
      Total other assets                                53,891           50,048
                                                     ---------        ---------

TOTAL ASSETS                                         $ 773,911        $ 758,659
                                                     =========        =========


See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets
                                                    (Unaudited)       (Audited)
                                                     August 30,        May 31,
                                                       2001             2001
                                                    -----------       ---------
                                                            (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                      $   4,970        $   4,222
  Accounts payable                                      17,144           17,123
  Income taxes                                           5,598                -
  Taxes other than income taxes                         14,270           13,230
  Accrued compensation                                   3,164            5,569
  Other accrued liabilities                             16,455           12,273
  Current maturities of long-term debt                  20,200           18,133
                                                     ---------        ---------
      Total current liabilities                         81,801           70,550

Long-term debt                                         298,880          310,239

Deferred income taxes                                   32,060           30,759

Deferred compensation and other                         12,154            9,410

Shareholders' equity:
  Preferred Stock, $1 par; authorized
   1,000,000 shares; none issued
  Common Stock, $1 par; authorized 50,000,000
   shares; issued 21,240,540 shares at
   August 30, 2001 and 19,617,564 shares at
   May 31, 2001                                         21,241           19,618
  Class B Common Stock, $1 par; authorized
   33,000,000 shares; issued and outstanding
   9,948,973 at August 30, 2001 and
   11,571,949 at May 31, 2001                            9,949           11,572
  Capital in excess of par                              41,136           41,062
  Retained earnings                                    297,569          284,402
  Accumulated other comprehensive loss                  (2,507)            (201)
                                                     ---------        ---------
                                                       367,388          356,453
  Less cost of Common Stock in treasury
   (1,966,498 shares at August 30, 2001 and
   2,007,591 shares at May 31, 2001)                   (18,372)         (18,752)
                                                     ---------        ---------
      Total shareholders' equity                       349,016          337,701
                                                     ---------        ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 773,911        $ 758,659
                                                     =========        =========


See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

(in thousands, except per share data)                      13 Weeks Ended
                                                    ----------------------------
                                                    August 30,        August 24,
                                                      2001              2000
                                                    ----------        ----------
Revenues:
  Rooms and telephone                               $  54,511         $  53,069
  Theatre admissions                                   27,611            24,238
  Theatre concessions                                  12,475            10,720
  Food and beverage                                     8,479             8,086
  Other income                                         14,015            12,715
                                                    ---------         ---------
Total revenues                                        117,091           108,828

Costs and expenses:
  Rooms and telephone                                  21,627            19,263
  Theatre operations                                   20,564            18,567
  Theatre concessions                                   3,027             2,568
  Food and beverage                                     6,582             5,680
  Advertising and marketing                             7,895             7,898
  Administrative                                       10,224            10,218
  Depreciation and amortization                        10,978            11,061
  Rent                                                    731               822
  Property taxes                                        3,969             3,768
  Pre-opening expenses                                    576               327
  Other operating expenses                              6,119             5,604
                                                    ---------         ---------
Total costs and expenses                               92,292            85,776
                                                    ---------         ---------

Operating income                                       24,799            23,052

Other income (expense):
  Investment income                                       571               497
  Interest expense                                     (4,971)           (5,227)
  Gain on disposition of property, equipment
   and investments in joint ventures                    2,264               256
                                                    ---------         ---------
                                                       (2,136)           (4,474)
                                                    ---------         ---------
Earnings from continuing operations before
 income taxes                                          22,663            18,578
Income taxes                                            7,940             7,506
                                                    ---------         ---------
Earnings from continuing operations                    14,723            11,072

Discontinued operations (Note 2):
  Income from discontinued operations,
   net of applicable income taxes                           -               377
                                                    ---------         ---------

Net earnings                                        $  14,723         $  11,449
                                                    =========         =========

Earnings per share - basic and diluted:
  Continuing operations                             $    0.50         $    0.38
  Discontinued operations                                   -              0.01
                                                    ---------         ---------
  Net earnings per share                            $    0.50         $    0.39
                                                    =========         =========

Weighted average shares outstanding:
  Basic                                                29,198            29,299
  Diluted                                              29,416            29,338

          See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

(in thousands, except per share data)                      13 Weeks Ended
                                                    ----------------------------
                                                    August 30,        August 24,
                                                      2001              2000
                                                    ----------        ----------
                                                           (in thousands)
OPERATING ACTIVITIES:
Net earnings                                        $  14,723         $  11,449
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
  Gain on disposition of property, equipment
   and investments in joint ventures                   (2,264)             (256)
  Depreciation and amortization                        10,978            11,314
  Deferred income taxes                                 1,301               274
  Deferred compensation and other                         395              (296)
  Changes in assets and liabilities:
    Accounts and notes receivable                      (4,295)           (7,906)
    Real estate and development costs                     916                14
    Other current assets                                 (927)              144
    Accounts payable                                       21           (13,397)
    Income taxes                                        5,719             6,337
    Taxes other than income taxes                       1,040             1,982
    Accrued compensation                               (2,405)              755
    Other accrued liabilities                           4,182             4,037
                                                    ---------         ---------
Total adjustments                                      14,661             3,002
                                                    ---------         ---------
Net cash provided by operating activities              29,384            14,451

INVESTING ACTIVITIES:
Capital expenditures, including business
 acquisitions                                         (14,151)          (21,687)
Net proceeds from disposals of property,
 equipment and other assets                                25               485
Increase in other assets                               (2,273)           (1,817)
Cash advanced to joint ventures                          (189)             (996)
                                                    ---------         ---------
Net cash used in investing activities                 (16,588)          (24,015)

FINANCING ACTIVITIES:
Debt transactions:
  Net proceeds from issuance of notes payable
   and long-term debt                                     748            16,394
  Principal payments on notes payable and
   long-term debt                                      (9,292)           (3,735)
Equity transactions:
  Treasury stock transactions, except for stock
   options                                               (135)           (2,360)
  Exercise of stock options                               589                 -
  Dividends paid                                       (1,556)           (1,550)
                                                    ---------         ---------
Net cash provided by financing activities              (9,646)            8,749
                                                    ---------         ---------

Net increase (decrease) in cash and cash
 equivalents                                            3,150              (815)
Cash and cash equivalents at beginning of year          1,499             2,935
                                                    ---------         ---------
Cash and cash equivalents at end of period          $   4,649         $   2,120
                                                    =========         =========


See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION

                 CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
                      THIRTEEN WEEKS ENDED AUGUST 30, 2001
                                   (Unaudited)

1.   General

     Accounting Policies - Refer to the Company's audited financial statements (including footnotes) for the fiscal year ended May 31, 2001, contained in the Company's Form 10-K Annual Report for such year, for a description of the Company's accounting policies.

     Basis of Presentation - The consolidated financial statements for the thirteen weeks ended August 30, 2001 and August 24, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at August 30, 2001, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year.

2.   Discontinued Operations

     The Restaurant business segment was sold on May 24, 2001 and is presented as discontinued operations in the accompanying consolidated financial statements. KFC revenues for the thirteen weeks ended August 24, 2000 were $5,939,000.

3.   Derivatives and Hedging Activities

     On June 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of Statement No. 133 on June 1, 2001 resulted in a charge for the cumulative effect of an accounting change of $1,830,000 in other comprehensive loss.

4.   Intangible Assets

     The Company early adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective June 1, 2001. Under Statement No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of Statement No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. The Company completed this transitional impairment test and deemed that no impairment loss was necessary. Any subsequent impairment losses will be reflected in operating income in the income statement.

     With the adoption of Statement No. 142, the Company ceased amortization of goodwill with a book value of $11,780,000 as of June 1, 2001. The adoption did not have a material effect on comparable financial results for the 1st quarter of fiscal 2001. Had amortization of goodwill not been recorded in fiscal 2001, net income would have increased by $564,000, net of taxes, and diluted earnings per share would have increased by $0.02.


5.   Business Segment Information

     The Company's primary operations are reported in the following three business segments: Limited-Service Lodging, Theatres and Hotels/Resorts. Corporate items include amounts not allocable to the business segments and consist principally of rental revenue and general corporate expenses.

     Following is a summary of business segment information for the thirteen weeks ended August 30, 2001 and August 24, 2000 (in thousands):

13 Weeks Ended     Limited-Service              Hotels/   Corporate
August 30, 2001        Lodging       Theatres   Resorts     Items       Total
---------------    ---------------   --------   -------   ---------     -----
Revenues               $40,265        $41,165   $35,299       $362    $117,091
Operating Income         9,989         10,075     6,430    (1,695)      24,799

13 Weeks Ended     Limited-Service              Hotels/   Corporate
August 24, 2000        Lodging       Theatres   Resorts     Items       Total
---------------    ---------------   --------   -------   ---------     -----
Revenues               $40,902        $35,894   $31,664       $368    $108,828
Operating Income        11,160          7,264     6,284    (1,656)      23,052

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                Special Note Regarding Forward-Looking Statements

     Certain matters discussed in this Management's Discussion and Analysis of Results of Operations and Financial Condition are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the following: (i) the Company's ability to successfully define and build the Baymont brand within the "limited-service, mid-price without food and beverage" segment of the lodging industry; (ii) the availability, in terms of both quantity and audience appeal, of motion pictures for the Company's theatre division; (iii) the effects of increasing depreciation expenses and pre-opening and start-up costs due to the capital intensive nature of the Company's businesses; (iv) the effects of adverse economic conditions in the Company's markets, particularly with respect to the Company's limited-service lodging and hotels and resorts divisions; (v) the effects of adverse weather conditions, particularly during the winter in the Midwest and in the Company's other markets; (vi) the effects on the Company's occupancy and room rates from the relative industry supply of available rooms at comparable lodging facilities in the Company's markets; (vii) the effects of competitive conditions in the markets served by the Company; (viii) the effects of increased energy costs; and (ix) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from the September 11, 2001 terrorist attacks in the United States, the United States' responses thereto and subsequent related hostilities. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.


RESULTS OF OPERATIONS


General

     The Marcus Corporation reports consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2002 is a 52-week year for the Company. Fiscal 2001 was a 53-week year for the Company and its reported results for fiscal 2001 increased proportionately by the additional week of operations. The Company divides its fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The Company's primary operations are reported in the following three business segments: limited-service lodging, theatres and hotels/resorts. As a result of the Company's disposal of its KFC restaurants during fiscal 2001, the restaurant business segment's fiscal 2001 results have been presented as discontinued operations in the accompanying financial statements.

     Revenues for the first quarter of fiscal 2002 ended August 30, 2001, totaled $117.1 million, an increase of $8.3 million, or 7.6%, from revenues of $108.8 million for the first quarter of fiscal 2001. Revenue increases from the Company's hotels/resorts division and theatre division contributed to the overall increase during the quarter compared to the prior year same period.

     Operating income (earnings before other income/expense and income taxes) from continuing operations totaled $24.8 million during the first quarter of fiscal 2002, an increase of $1.7 million, or 7.6%, compared to the prior year's same period. A significant operating income increase from the Company's theatre division during the quarter was partially offset by reduced operating income from the limited-service lodging division.

     Earnings from continuing operations during the first quarter of fiscal 2002 were $14.7 million, or $.50 per share, an increase of 33.0% and 31.6%, respectively, from earnings from continuing operations of $11.1 million, or $.38 per share, for the same quarter during the prior year. Net earnings during the first quarter of fiscal 2002 were $14.7 million, or $.50 per share, an increase of 28.6% and 28.2%, respectively, from net earnings of $11.4 million, or $.39 per share, during the same quarter last year. All per share data presented herein is on a diluted basis.

     Reduced interest expense, increased gains on disposition of property, equipment and investments in joint ventures and a reduced effective income tax rate contributed to the Company's increased earnings from continuing operations and net earnings during the fiscal 2002 first quarter, compared to the same period last year. The Company's interest expense, net of investment income, totaled $4.4 million for the first quarter of fiscal 2002, compared to $4.7 million during the same period last year. This decrease was the result of lower short-term interest rates and decreased long-term debt levels due to the receipt of proceeds from the sale of the Company's KFC restaurants in May 2001. The Company recognized gains on dispositions of property, equipment and investments in joint ventures of $2.3 million during the fiscal 2002 first quarter, compared to gains of $260,000 during the first quarter of fiscal 2001. The majority of the first quarter fiscal 2002 gain was the result of a sale of a joint venture Baymont Inn & Suites property. The Company's lower effective income tax rate during the first quarter of fiscal 2002, compared to last year's first quarter, was the result of the anticipated favorable impact of federal and state historic tax credits related to the renovation of the Hotel Phillips in Kansas City, Missouri. The Company anticipates a similar reduced effective income tax rate for the remaining three quarters of fiscal 2002.

Limited-Service Lodging

     Total revenues for the first quarter of fiscal 2002 for the limited-service lodging division were $40.3 million, a decrease of $600,000, or 1.6%, compared to revenues of $40.9 million during the same period in fiscal 2001. The limited-service lodging division's operating income for the fiscal 2002 first quarter totaled $10.0 million, a decrease of $1.2 million, or 10.5%, from operating income of $11.2 million during the same period of fiscal 2001.

     Compared to the end of the first quarter of fiscal 2001, 17 additional franchised Baymont Inns & Suites were in operation at the end of the fiscal 2002 first quarter, including four new locations that opened during the fiscal 2002 first quarter and one company-operated joint venture location that was sold to a new franchisee in August 2001. Increased revenues from franchising partially offset the decline in operating results from the Company's owned Inns during the quarter.

     The Company's comparable Baymont Inns & Suites experienced a 0.2 percentage point decline in occupancy and a 2.4% average daily rate decrease during the first quarter of fiscal 2002, compared to the same quarter last year. The primary factor contributing to the declines in occupancy and average daily rate was reduced business travel, especially during August 2001, as companies reacted to a slowing economic environment. The result of the average daily rate decrease and occupancy decline was a 2.7% decrease in the division's revenue per available room, or RevPAR, for comparable Baymont Inns during the fiscal 2002 first quarter, compared to the same quarter last year. Despite the reduced RevPAR during the first quarter, data from outside industry resources, such as Smith Travel Research, indicated that Baymont Inns & Suites realized small gains in market share during a declining overall market for lodging.

     The Company also owned and operated seven Woodfield Suites all-suite hotels during the first quarters of fiscal 2002 and fiscal 2001. Revenues and operating income from Woodfield Suites decreased during the first quarter of fiscal 2002 compared to the same period of fiscal 2001 due primarily to reduced occupancy and a resulting RevPAR decrease of 4.3% for comparable Woodfield Suites.

     As a result of the declining economic environment, accelerated due to the tragic events of September 11, 2001, the Company believes that RevPAR may be down by as much as 10-15% during the second quarter of fiscal 2002 compared to last year's second quarter and further declines may continue into the second half of fiscal 2002 as well. The Company is encouraged by the steps the government is taking to provide stimulus to the economy and is hopeful that an economic recovery will occur more rapidly as a result. The Company believes that limited-service lodging properties could perform better than their full-service counterparts as a result of travelers "trading down" from higher priced hotels. In addition, reduced air travel could result in increased over-the-road travel, which could also benefit lodging chains such as Baymont Inn & Suites due to its high number of highway locations. The limited-service lodging division has responded to the current environment by reducing payroll where possible, focusing on other cost control measures, redirecting some of its sales and marketing efforts on road-orientated traveling, continuing to maintain its properties at the level expected by its guests and actively communicating with its business travelers.

     At the end of the fiscal 2002 first quarter, the Company owned or operated 95 Baymont Inns & Suites and franchised an additional 93 Inns, bringing the total number of Baymont Inns & Suites in operation to 188. In addition, there were 21 approved franchised locations in development at the end of the first quarter, including 3 under construction. One Company-owned Baymont Inn & Suites, which would represent the Company's first urban location in downtown Chicago, Illinois, is in the early stages of development. The Company believes that as a result of the current economic environment, financing for new hotel development will be more constrained in the short-term, which may limit the number of new franchised locations approved in the upcoming months. Conversely, the significantly reduced supply growth throughout the industry should favorably impact operating results of existing hotels once an economic recovery occurs.

Theatres

     The theatre division's fiscal 2002 first quarter revenues were $41.2 million, an increase of $5.3 million, or 14.7%, from revenues of $35.9 million during the same fiscal 2001 period. Operating income for the first quarter of fiscal 2002 totaled $10.1 million, an increase of $2.8 million, or 38.7%, from operating income of $7.3 million during the same period last year. Consistent with the seasonal nature of the motion picture exhibition industry, the first and third quarters of the Company's fiscal year are typically the busiest periods for its theatre division.

     Total box office receipts for the fiscal 2002 first quarter were $27.6 million, an increase of $3.4 million, or 13.9%, over box office receipts of $24.2 million during the same period last year. The increase in box office receipts for the first quarter of fiscal 2002 compared to the same period during the prior year was primarily the result of increased attendance, as average ticket prices increased only 2.3% and the Company operated one less theatre and five fewer screens compared to the prior year.

     Concession revenues for the fiscal 2002 first quarter totaled $12.5 million, an increase of $1.8 million, or 16.4%, over concession revenues of $10.7 million during the same quarter last year. The Company's average concession sales per person increased 4.7% during the quarter compared to last year's same period.

     Total theatre attendance for the first quarter increased 11.3% compared to the same quarter last year. Total theatre attendance at the Company's comparable locations increased 11.9% compared to last year's same period. The increase in total attendance and the resulting increases in box office receipts and concession revenues during the first quarter were primarily the result of more quality films during the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. The first quarter of fiscal 2002 included 12 films with box office receipts in excess of $1 million, including the box office blockbusters Jurassic Park 3, Rush Hour 2, Planet of the Apes and Shrek. Fiscal 2001 first quarter films included only seven movies with box office receipts in excess of $1 million, including The Perfect Storm and Mission Impossible 2.

     The Company is encouraged by the film product outlook for the second quarter and upcoming holiday season and is optimistic that attendance could continue to compare favorably to the prior year. Historically, movie theatres have typically performed well during difficult economic environments. Box office revenues have increased compared to the previous year during each of the first four weeks after the events of September 11, 2001. Revenues for the theatre business and the motion picture industry in general are heavily dependent upon the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which the Company has no control.

     The Company did not open any new theatres or screens during the first quarter of fiscal 2002, ending the first quarter with a total of 482 total screens in 49 theatres compared to 487 screens in 50 theatres at the end of the same period last year. The Company closed two theatres with a total of nine screens early in the second quarter of fiscal 2002. The Company does not anticipate opening additional screens during the remainder of fiscal 2002 but is continuing to review additional development and acquisition opportunities.

Hotels and Resorts

     Total revenues from the hotels and resorts division during the first quarter of fiscal 2002 increased by $3.6 million, or 11.5%, to $35.3 million, compared to revenues of $31.7 million during the previous year's comparable period. Operating income increased by $100,000, or 2.3%, to $6.4 million during the fiscal 2002 first quarter, compared to operating income of $6.3 million during the first quarter of fiscal 2001. With five of the Company's six owned-properties located in the Midwest, the first quarter of the Company's fiscal year is typically the strongest period for its hotels and resorts division.

     Continued improved operating results from the Company's Miramonte Resort and Hilton Milwaukee City Center, which benefited from its recent room addition and a good local convention season, contributed to the division's revenue and operating income increases during the fiscal 2002 first quarter compared to the prior year's same period. Reduced group and transient business travel resulting from a slowing economy had a negative impact on the other Company-owned hotels and resorts. Excluding the Hotel Phillips, which was open last summer but was closed for renovation during the first quarter of fiscal 2002, and the Hilton Madison at Monona Terrace, which opened during the fourth quarter of fiscal 2001, the division's total RevPAR for comparable Company-owned properties increased 3.5% during fiscal 2002's first quarter compared to the same quarter last year.

     The Company began management in July 2001 of the Timber Ridge Lodge, a condominium-hotel project adjacent to the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin. In addition, the Company opened its newly-renovated Hotel Phillips in Kansas City, Missouri early in the second quarter of fiscal 2002. The Company's overall increase in operating income during the fiscal 2002 first quarter compared to the same quarter last year occurred despite incurring nearly $600,000 of pre-opening expenses during the fiscal 2002 first quarter related to these two properties.

     The Company expects the events of September 11, 2001 and the ensuing further economic downturn to have a significant negative impact on its revenues and operating income from the hotels and resorts division during the second quarter of fiscal 2002 and potentially beyond. As a result of a drastic reduction in business travel and cancellation of group events immediately after September 11, comparable hotels and resorts revenue decreased approximately 25% during September 2001 compared to the same month last year. Although occupancy has shown recent signs of improvement, the Company believes that its RevPAR for comparable owned properties could decrease 15-25% during the fiscal 2002 second quarter compared to the same period last year. The Company is encouraged by the fact that many of the previously cancelled group events have subsequently been rescheduled for later during calendar 2001 or early 2002. The Company's response to the current circumstances has included reducing labor costs, cutting back operating hours of various hotel outlets and communicating extensively with its corporate customers. The Company will continue to monitor the situation and adjust its individual hotel and resort operating plans as appropriate.

FINANCIAL CONDITION

     The Company's lodging and movie theatre businesses each generate significant and consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. The Company believes that these consistent and predictable cash sources, together with the availability to the Company of $57 million of unused credit lines as of the end of the first quarter, should be adequate to support the ongoing operational liquidity needs of the Company's businesses.

     Net cash provided by operating activities increased by $14.9 million during the first quarter of fiscal 2002 to $29.4 million, compared to $14.5 million during the prior year's first quarter, due primarily to increased earnings, timing differences in payments of accounts payable and increases in accounts and notes receivable.

     Net cash used in investing activities during the fiscal 2002 first quarter totaled $16.6 million, compared to $24.0 million during the fiscal 2001 first quarter. The decrease in net cash used in investing activities was primarily the result of decreased capital expenditures. Capital expenditures totaled $14.2 million during the first quarter of fiscal 2002 compared to $21.7 million during the prior year's first quarter. Fiscal 2002 first quarter capital expenditures included approximately $10.5 million incurred in the hotels and resorts division to fund the continuing renovation of the Hotel Phillips, the division's investment in the common areas of the Timber Ridge Lodge and construction of a new parking garage at the Hilton Milwaukee City Center. In addition, capital expenditures of approximately $3 million were incurred in the limited-service lodging division and approximately $500,000 were incurred by the theatre division to fund ongoing maintenance capital projects. The Company does not intend to alter its maintenance capital expenditure plans as a result of the current economic environment, but does expect to delay the start of some non-critical capital projects until calendar 2002. As a result, the Company currently expects total capital expenditures during fiscal 2002 to be approximately $55 to $65 million, depending upon the timing of several projects.

     Net cash used by financing activities during the first quarter of fiscal 2002 totaled $9.6 million compared to net cash provided by financing activities of $8.7 million during the first quarter of fiscal 2001. As a result of the receipt of the proceeds from the sale of the Company's KFC restaurants at the end of the fiscal 2001 fourth quarter, increased cash provided by operating activities and reduced capital expenditures compared to the same period last year, the Company's net proceeds from issuance of notes payable and long-term debt totaled only $700,000 during the first quarter of fiscal 2002 compared to $16.4 million during the same period last year. The Company's principal payments on notes payable and long-term debt totaled $9.3 million during the first quarter of fiscal 2002 compared to $3.7 million during the same period last year. Additionally, during the first quarter of fiscal 2001, the Company repurchased 225,000 of its common shares pursuant to its stock repurchase program at a cost of $2.4 million, compared to a small number of shares repurchased during the first quarter of fiscal 2002. At the end of the first quarter of fiscal 2002, an additional 1.96 million shares may be repurchased under existing Board of Directors authorizations. Any such repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

     Based upon the Company's expectation for reduced fiscal 2002 capital expenditure levels, the Company currently believes that its long-term debt at the end of fiscal 2002 will not be significantly greater than debt levels at the end of fiscal 2001. In addition to the Company's existing credit lines, the Company intends to use separate project financing for the Company's Chicago Baymont project and has the authority to issue up to $45 million of additional senior notes under an existing private placement program. The Company does not have any plans to issue additional senior notes at this time, but could consider issuance during calendar 2002 depending upon a number of factors, including capital requirements, proceeds from asset sales and market receptiveness and conditions.

     The actual timing and extent of the implementation of the Company's current expansion plans will depend in large part on favorable industry and general economic conditions, the Company's financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that the Company's plans will continue to evolve and change in response to these and other factors.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company has not experienced any material changes in its market risk exposures since May 31, 2001.


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


                             THE MARCUS CORPORATION

                                  (Registrant)


DATE:  October 15, 2001             By:  /s/ Stephen H. Marcus
                                       -----------------------------------------
                                         Stephen H. Marcus,
                                         Chairman of the Board, President and
                                         Chief Executive Officer

DATE:  October 15, 2001             By:  /s/ Douglas A. Neis
                                       -----------------------------------------
                                         Douglas A. Neis
                                         Chief Financial Officer and Treasurer