Form 10-Q
period 2001-11-29
MARCUS CORP
filed 2002-01-14
CIK 62234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 29, 2001
                                               -----------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 1-12604
                                                -------

                             THE MARCUS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Wisconsin                                     39-1139844
-------------------------------------------              -----------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.

     250 East Wisconsin Avenue, Suite 1700
           Milwaukee, Wisconsin                                  53202
-------------------------------------------              -----------------------
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

COMMON STOCK OUTSTANDING AT JANUARY 8, 2002 - 19,465,527
CLASS B COMMON STOCK OUTSTANDING AT JANUARY 8, 2002 - 9,778,015

                             THE MARCUS CORPORATION
                             ----------------------
                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.    Consolidated Financial Statements:

           Balance Sheets
           (November 29, 2001 and May 31, 2001)..........................     3

           Statements of Earnings
           (Thirteen and twenty-six weeks ended November 29, 2001
           and November 23, 2000)........................................     5

           Statements of Cash Flows
           (Twenty-six weeks ended November 29, 2001
           and November 23, 2000)........................................     6

           Condensed Notes to Financial Statements.......................     7

Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition............................    10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk....    18

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders...........    18

Item 6.    Exhibits and Reports on Form 8-K..............................    19

           Signatures....................................................    20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets
                                                     (Unaudited)     (Audited)
                                                     November 29,     May 31,
                                                         2001           2001
                                                     ------------    ---------
                                                            (in thousands)
ASSETS
Current assets:
     Cash and cash equivalents                        $    6,175     $   1,499
     Accounts and notes receivable                        14,499        14,207
     Receivables from joint ventures                       4,036         2,747
     Refundable income taxes                                   -           121
     Real estate and development costs                     3,639         4,999
     Other current assets                                  5,677         4,692
                                                      ----------     ---------
         Total current assets                             34,026        28,265

Property and equipment:
     Land and improvements                                93,236        94,156
     Buildings and improvements                          607,597       586,056
     Leasehold improvements                                7,126         7,583
     Furniture, fixtures and equipment                   255,872       245,500
     Construction in progress                             11,245        15,384
                                                      ----------     ---------
         Total property and equipment                    975,076       948,679
     Less accumulated depreciation and amortization      289,352       268,333
                                                      ----------     ---------
         Net property and equipment                      685,724       680,346

Other assets:
     Investments in joint ventures                         3,582         2,358
     Other                                                50,012        47,690
                                                      ----------     ---------
         Total other assets                               53,594        50,048
                                                      ----------     ---------
TOTAL ASSETS                                          $  773,344     $ 758,659
                                                      ==========     =========

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets

                                                                     (Unaudited)      (Audited)
                                                                     November 29,      May 31,
                                                                        2001            2001
                                                                     -----------     -----------
                                                                            (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                   $     4,438     $     4,222
     Accounts payable                                                     15,571          17,123
     Income taxes                                                          2,751               -
     Taxes other than income taxes                                        13,920          13,230
     Accrued compensation                                                  4,717           5,569
     Other accrued liabilities                                            11,594          12,273
     Current maturities of long-term debt                                 18,953          18,133
                                                                     -----------     -----------
         Total current liabilities                                        71,944          70,550

Long-term debt                                                           308,278         310,239

Deferred income taxes                                                     31,124          30,759

Deferred compensation and other                                           12,904           9,410

Shareholders' equity:
     Preferred Stock, $1 par; authorized 1,000,000 shares;
       none issued
     Common Stock, $1 par; authorized 50,000,000 shares;
       issued 21,280,360 shares at November 29, 2001 and
       19,617,564 shares at May 31, 2001                                  21,280          19,618
     Class B Common Stock, $1 par; authorized 33,000,000
       shares; issued and outstanding 9,909,153 at
       November 29, 2001 and 11,571,949 at May 31, 2001                    9,909          11,572
     Capital in excess of par                                             41,164          41,062
     Retained earnings                                                   297,939         284,402
     Accumulated other comprehensive loss                                 (2,895)           (201)
                                                                     -----------     -----------
                                                                         367,397         356,453
     Less cost of Common Stock in treasury (1,959,054 shares at
       November 29, 2001 and 2,007,591 shares at May 31, 2001)           (18,303)        (18,752)
                                                                     -----------     -----------
         Total shareholders' equity                                      349,094         337,701
                                                                     -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $   773,344     $   758,659
                                                                     ===========     ===========

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

(in thousands, except per share data)                                     November 29, 2001                November 23, 2000
                                                                       ------------------------         ------------------------
                                                                       13 Weeks        26 Weeks         13 Weeks        26 Weeks
                                                                       --------        --------         --------        --------
Revenues:
     Rooms and telephone                                               $ 39,740        $ 94,251         $ 45,260        $ 98,329
     Theatre admissions                                                  18,676          46,287           16,046          40,284
     Theatre concessions                                                  8,903          21,378            7,152          17,872
     Food and beverage                                                    7,259          15,738            8,181          16,267
     Other income                                                        10,055          24,070           10,503          23,218
                                                                       --------        --------         --------        --------
Total revenues                                                           84,633         201,724           87,142         195,970

Costs and expenses:
     Rooms and telephone                                                 19,147          40,774           18,744          38,007
     Theatre operations                                                  14,438          35,002           12,844          31,411
     Theatre concessions                                                  2,071           5,098            1,818           4,386
     Food and beverage                                                    6,019          12,601            5,729          11,409
     Advertising and marketing                                            6,827          14,722            7,260          15,158
     Administrative                                                       9,624          19,848           10,557          20,775
     Depreciation and amortization                                       11,144          22,122           10,427          21,488
     Rent                                                                   703           1,434              826           1,648
     Property taxes                                                       4,049           8,018            3,551           7,319
     Pre-opening expenses                                                   487           1,063              361             688
     Other operating expenses                                             4,603          10,722            4,781          10,385
                                                                       --------        --------         --------        --------
Total costs and expenses                                                 79,112         171,404           76,898         162,674
                                                                       --------        --------         --------        --------
Operating income                                                          5,521          30,320           10,244          33,296

Other income (expense):
     Investment income                                                      545           1,116              792           1,289
     Interest expense                                                    (4,703)         (9,674)          (5,955)        (11,182)
     Gain (loss) on disposition of property, equipment and
       investments in joint ventures                                       (233)          2,031            1,295           1,551
                                                                       --------        --------         --------        --------
                                                                         (4,391)         (6,527)          (3,868)         (8,342)
                                                                       --------        --------         --------        --------
Earnings from continuing operations before income taxes                   1,130          23,793            6,376          24,954
Income taxes                                                               (798)          7,142            2,597          10,103
                                                                       --------        --------         --------        --------
Earnings from continuing operations                                       1,928          16,651            3,779          14,851
                                                                       --------        --------         --------        --------
Discontinued operations (Note 2):
     Income from discontinued operations, net of applicable
       income taxes                                                           -               -              317             694
                                                                       --------        --------         --------        --------
Net earnings                                                           $  1,928        $ 16,651         $  4,096        $ 15,545
                                                                       ========        ========         ========        ========
Earnings per share - basic and diluted:
     Continuing operations                                             $   0.07        $   0.57         $   0.13        $   0.51
     Discontinued operations                                           $      -        $      -         $   0.01        $   0.02
                                                                       --------        --------         --------        --------
     Net earnings per share                                            $   0.07        $   0.57         $   0.14        $   0.53
                                                                       ========        ========         ========        ========
Weighted average shares outstanding:
     Basic                                                               29,226          29,212           29,141          29,220
     Diluted                                                             29,331          29,377           29,284          29,299

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

                                                                           26 Weeks Ended
                                                                     ---------------------------
                                                                     November 29,    November 23,
                                                                        2001            2000
                                                                     -----------     -----------
                                                                            (in thousands)
OPERATING ACTIVITIES:
Net earnings                                                         $    16,651     $    15,545
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
     (Earnings) losses on investments in joint ventures, net of
       distributions                                                         321              (8)
     Gain on disposition of property and equipment                        (2,031)         (1,551)
     Depreciation and amortization                                        22,122          21,993
     Deferred income taxes                                                   365             533
     Deferred compensation and other                                         851             129
     Changes in assets and liabilities:
         Accounts and notes receivable                                      (292)         (8,147)
         Real estate and development costs                                 1,360            (385)
         Other current assets                                               (985)            183
         Accounts payable                                                 (1,552)        (14,576)
         Income taxes                                                      2,872           3,071
         Taxes other than income taxes                                       690           2,444
         Accrued compensation                                               (852)         (1,221)
         Other accrued liabilities                                          (679)            435
                                                                     -----------     -----------
Total adjustments                                                         22,190           2,900
                                                                     -----------     -----------
Net cash provided by operating activities                                 38,841          18,445

INVESTING ACTIVITIES:
Capital expenditures, including business acquisitions                    (28,381)        (41,795)
Net proceeds from disposals of property, equipment and
  other assets                                                             1,367           1,047
Increase in other assets                                                  (2,373)         (2,424)
Cash advanced to joint ventures                                           (1,289)         (2,156)
                                                                     -----------     -----------
Net cash used in investing activities                                    (30,676)        (45,328)

FINANCING ACTIVITIES:
Debt transactions:
     Net proceeds from issuance of notes payable and long-
       term debt                                                          12,527          43,005
     Principal payments on notes payable and long-term debt              (13,452)        (11,607)
Equity transactions:
     Treasury stock transactions, except for stock options                   (40)         (3,959)
     Exercise of stock options                                               590              65
     Dividends paid                                                       (3,114)         (3,093)
                                                                     -----------     -----------
Net cash provided by (used in) financing activities                       (3,489)         24,411
                                                                     -----------     -----------

Net increase (decrease) in cash and cash equivalents                       4,676          (2,472)
Cash and cash equivalents at beginning of year                             1,499           2,935
                                                                     -----------     -----------
Cash and cash equivalents at end of period                           $     6,175     $       463
                                                                     ===========     ===========

See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION

                 CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
                       THIRTEEN AND TWENTY-SIX WEEKS ENDED
                                NOVEMBER 29, 2001
                                   (Unaudited)


1.   General

     Accounting Policies - Refer to the Company's audited financial statements (including footnotes) for the fiscal year ended May 31, 2001, contained in the Company's Form 10-K Annual Report for such year, for a description of the Company's accounting policies.

     Basis of Presentation - The consolidated financial statements for the thirteen and twenty-six weeks ended November 29, 2001 and November 23, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at November 29, 2001, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year.

     Comprehensive Income - Accumulated other comprehensive loss consists of the accumulated loss on hedging transactions and the accumulated net unrealized losses on available for sale securities, net of tax. Accumulated other comprehensive loss is $2,895,000 and $201,000 as of November 29, 2001 and May 31, 2001, respectively. Total comprehensive income for the thirteen and twenty-six weeks ended November 29, 2001 was $1,540,000 and $13,957,000, respectively. Total comprehensive income for the thirteen and twenty-six weeks ended November 23, 2000 was $4,110,000 and $15,594,000, respectively.

2.   Discontinued Operations

     The Restaurant business segment was sold on May 24, 2001 and is presented as discontinued operations in the accompanying consolidated financial statements. KFC revenues for the thirteen and twenty-six weeks ended November 23, 2000 were $6,224,000 and $12,163,000, respectively.

3.   Derivatives and Hedging Activities

     On June 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the Company to recognize its derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Derivatives that are not hedges must be adjusted to fair value through earnings.

     The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company has formally documented all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. The Company has an interest rate swap agreement that is considered effective and qualifies as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the derivatives' change in fair value is immediately recognized in earnings. The Company's swap agreement effectively converts $25 million of the Company's borrowings under revolving credit agreements from floating-rate debt to a fixed-rate basis. The agreement expires November 14, 2005. The Company also assesses on an on-going basis whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

     The adoption of SFAS No. 133 on June 1, 2001 resulted in a charge for the cumulative effect of an accounting change of $1,830,000 in other comprehensive loss. During the six months ended November 29, 2001, the Company recorded the $813,000 decrease in fair value related to the cash flow hedge to other comprehensive loss. The Company expects to reclassify approximately $900,000 of loss into earnings within the next 12 months due to the payment of variable interest associated with the floating rate debt, based upon rates in effect at November 29, 2001.

4.   Intangible Assets

     The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective June 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. The Company completed this transitional impairment test and deemed that no impairment loss was necessary. Any subsequent impairment losses will be reflected in operating income in the income statement.

     With the adoption of SFAS No. 142, the Company ceased amortization of goodwill with a book value of $11,780,000 as of June 1, 2001. The adoption did not have a material effect on comparable financial results for the second quarter and first half of fiscal 2001. Had amortization of goodwill not been recorded in fiscal 2001, net income would have increased by approximately $564,000, net of taxes, and diluted earnings per share would have increased by $0.02.

5.   Business Segment Information

     The Company's primary operations are reported in the following three business segments: Limited-Service Lodging, Theatres and Hotels/Resorts. Corporate items include amounts not allocable to the business segments and consist principally of rental revenue and general corporate expenses.

     Following is a summary of business segment information for the thirteen and twenty-six weeks ended November 29, 2001 and November 23, 2000 (in thousands):

      13 Weeks Ended    Limited-Service                            Corporate
     November 29, 2001     Lodging       Theatres  Hotels/Resorts     Items      Total
     -----------------  ---------------  --------  --------------  ----------    -----
     Revenues              $29,861        $28,737     $25,505       $    530    $84,633
     Operating Income        1,833          5,442          76         (1,830)     5,521
      13 Weeks Ended    Limited-Service                            Corporate
     November 23, 2000     Lodging       Theatres  Hotels/Resorts     Items       Total
     -----------------  ---------------  --------  --------------  ----------     -----
     Revenues              $34,258        $24,273     $28,194       $    417    $87,142
     Operating Income        4,690          2,904       4,655         (2,005)    10,244
      26 Weeks Ended    Limited-Service                            Corporate
     November 29, 2001     Lodging       Theatres  Hotels/Resorts     Items       Total
     -----------------  ---------------  --------  --------------  ----------     -----
     Revenues              $70,126        $69,902     $60,804       $    892    $201,724
     Operating Income       11,822         15,517       6,506         (3,525)     30,320
      26 Weeks Ended    Limited-Service                            Corporate
     November 23, 2000     Lodging       Theatres  Hotels/Resorts     Items       Total
     -----------------  ---------------  --------  --------------  ----------     -----
     Revenues              $75,160        $60,167     $59,858       $    785    $195,970
     Operating Income       15,850         10,168      10,939         (3,661)     33,296

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                Special Note Regarding Forward-Looking Statements

          Certain matters discussed in this Management's Discussion and Analysis of Results of Operations and Financial Condition are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the following: (i) the Company's ability to successfully define and build the Baymont brand within the "limited-service, mid-price without food and beverage" segment of the lodging industry; (ii) the availability, in terms of both quantity and audience appeal, of motion pictures for the Company's theatre division; (iii) the effects of increasing depreciation expenses and pre-opening and start-up costs due to the capital intensive nature of the Company's businesses; (iv) the effects of adverse economic conditions in the Company's markets, particularly with respect to the Company's limited-service lodging and hotels and resorts divisions; (v) the effects of adverse weather conditions, particularly during the winter in the Midwest and in the Company's other markets; (vi) the effects on the Company's occupancy and room rates from the relative industry supply of available rooms at comparable lodging facilities in the Company's markets; (vii) the effects of competitive conditions in the markets served by the Company; (viii) the Company's ability to identify properties to acquire, develop and/or manage and continuing availability of funds for such development; and (ix) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from the September 11, 2001 terrorist attacks in the United States, the United States' responses thereto and subsequent related hostilities. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

          Revenues during the second quarter of fiscal 2002 ended November 29, 2001 totaled $84.6 million, a decrease of $2.5 million, or 2.9%, from revenues of $87.1 million during the second quarter of fiscal 2001. For the first half of fiscal 2002, revenues were $201.7 million, an increase of $5.7 million, or 2.9%, from revenues of $196.0 million during the first half of fiscal 2001. Revenue decreases from the Company's limited-service lodging division during the second quarter and first half of fiscal 2002 and hotels/resorts division during the second quarter of fiscal 2002 were offset by an increase in theatre division revenues compared to the prior year same periods.

          Operating income (earnings before other income/expense and income taxes) from continuing operations totaled $5.5 million during the second quarter of fiscal 2002, a decrease of $4.7 million, or 46.1%, compared to the prior year's same period. For the first half of fiscal 2002, operating income from continuing operations was $30.3 million, a decrease of $3.0 million, or 8.9%, from operating income from continuing operations of $33.3 million during the first half of fiscal 2001. A significant operating income increase from the Company's theatre division during the second quarter and first half of fiscal 2002 was more than offset by substantially reduced operating income from the limited-service lodging and hotels/resorts divisions, particularly in the second quarter. Operating income decreases from the Company's two lodging divisions can be attributed to the overall recessionary economic environment, accelerated by the impact of the tragic events of September 11, 2001.

          Earnings from continuing operations during the second quarter of fiscal 2002 were $1.9 million, or $.07 per share, a decrease of 49.0% and 46.2%, respectively, compared to earnings from continuing operations of $3.8 million, or $.13 per share, for the same quarter during the prior year. Net earnings during the second quarter of fiscal 2002 were $1.9 million, or $.07 per share, a decrease of 52.9% and 50.0%, respectively, from net earnings of $4.1 million, or $.14 per share, during the same quarter last year. During the first half of fiscal 2002, earnings from continuing operations were $16.7 million, or $.57 per share. This represented a respective 12.1% and 11.8% increase from earnings from continuing operations of $14.9 million, or $.51 per share, during the first half of fiscal 2001. Net earnings during the first half of fiscal 2002 were $16.7 million, or $.57 per share, an increase of 7.1% and 7.5%, respectively, from net earnings of $15.5 million, or $.53 per share, during the first half of fiscal 2001. All per share data presented herein is on a diluted basis.

          Reduced interest expense and a reduction of the Company's effective income tax rate, partially offset by decreased gains on disposition of property, equipment and investments in joint ventures, favorably impacted earnings from continuing operations and net earnings during the fiscal 2002 second quarter, compared to the same period last year. Reduced interest expense, increased gains on disposition of property, equipment and investments in joint ventures and a reduced effective income tax rate contributed to the Company's increased earnings from continuing operations and net earnings during the fiscal 2002 first half, compared to the same period last year. The Company's interest expense, net of investment income, totaled $4.2 million and $8.6 million for the second quarter and first half of fiscal 2002, respectively, compared to $5.2 million and $9.9 million during the same periods last year. These decreases were primarily the result of lower short-term interest rates, in addition to decreased long-term debt levels due to the receipt of proceeds from the sale of the Company's KFC restaurants in May 2001 and reduced capital expenditures during fiscal 2002. The Company recognized gains (losses) on disposition of property and equipment totaling ($233,000) and $2.0 million for the second quarter and first half of fiscal 2002, respectively, compared to $1.3 million and $1.6 million during the prior year same periods. The small loss on disposition during the fiscal 2002 second quarter resulted from the write-off of equipment at the Company's former Baymont Inns & Suites reservation center. The majority of the first half fiscal 2002 gain was the result of a sale of a joint venture Baymont Inn & Suites property during the first quarter. The timing of periodic sales of Company property and equipment may vary from quarter to quarter, resulting in variations in the Company's gains or losses on disposition of property and equipment. The Company's lower effective income tax rate during the second quarter and first half of fiscal 2002, compared to last year's same periods, was the result of the favorable impact of federal and state historic tax credits related to the renovation of the Hotel Phillips in Kansas City, Missouri. The Company anticipates a similar reduced effective income tax rate for the remaining two quarters of fiscal 2002.

Limited-Service Lodging

          Total revenues for the second quarter of fiscal 2002 for the limited-service lodging division were $29.9 million, a decrease of $4.4 million, or 12.8%, compared to revenues of $34.3 million during the same period in fiscal 2001. Total revenues for the first half of fiscal 2002 for the limited-service lodging division were $70.1 million, a decrease of $5.1 million, or 6.7%, compared to total revenues of $75.2 million for the first half of fiscal 2001. The limited-service lodging division's operating income for the fiscal 2002 second quarter totaled $1.8 million, a decrease of $2.9 million, or 60.9%, compared to operating income of $4.7 million during the same period of fiscal 2001. For the first half of fiscal 2002, the limited-service lodging division's operating income totaled $11.8 million, a $4.1 million decrease, or 25.4%, from operating income of $15.9 million for the first half of fiscal 2001.

          Compared to the end of the second quarter of fiscal 2001, 16 additional franchised Baymont Inns & Suites were in operation at the end of the fiscal 2002 second quarter, including six new locations that have opened during fiscal 2002 and one Company-operated joint venture location that was sold to a new franchisee in August 2001. Increased revenues from franchising partially offset the decline in operating results from the Company's owned Inns during the second quarter and first half of fiscal 2002.

          Comparable Baymont Inns & Suites experienced a 5.3 point decline in occupancy percentage and a 3.4% decrease in average daily rate during the second quarter of fiscal 2002, compared to the same quarter last year. During the first half of fiscal 2002, comparable Company-owned or operated Baymont Inns & Suites experienced a 2.6 point decline in occupancy percentage and a 2.4% decrease in average daily rate, compared to the first half of fiscal 2001. The primary factor contributing to the declines in occupancy and average daily rate was reduced business travel, as companies reacted to the slowing economic environment. This trend dramatically accelerated as a result of the events of September 11. The result of the average daily rate decreases and occupancy decline was a 12.5% and 6.6% decrease in the division's revenue per available room, or RevPAR, for comparable Baymont Inns during the fiscal 2002 second quarter and first half, respectively, compared to the same periods last year.

          The Company also owned and operated seven Woodfield Suites all-suite hotels during the second quarters of fiscal 2002 and fiscal 2001. Revenues and operating income from

Woodfield Suites decreased during the second quarter and first half of fiscal 2002 compared to the same periods of fiscal 2001 due primarily to reduced occupancy and resulting RevPAR decreases of 20.7% and 11.9%, respectively, compared to the same periods last year.

          The performance of the Company's limited-service, mid-priced Baymont Inns & Suites during the second quarter of fiscal 2002 was similar to the results of the majority of the properties in this lodging industry segment. Industry wide occupancies were declining prior to September 11 as a result of the slowing economy. In the first full week after September 11, industry wide occupancies for the mid-scale without food and beverage segment declined by approximately 17% compared to the same period last year. Industry occupancies improved each week thereafter until leveling off by mid-November at approximately 7 to 9% down compared to the prior year. The stabilization of industry occupancies at levels below those of pre-September 11 reflects the overall reduction in business travel resulting from the current economic environment. In general, the Company believes that limited-service lodging properties have performed better than their full-service counterparts as a result of travelers "trading down" from higher priced hotels. Baymont in particular benefits from the fact that it derives a large portion of its occupancies from the over-the-road traveler and the majority of its inns are not in urban and destination resort locations, which have been most severely impacted by the aftermath of September 11.

          The limited-service lodging division has responded to the current environment by reducing operational payroll and corporate overhead and restructuring its operational management and supervisory teams. The division also outsourced its reservation center during the second quarter of fiscal 2002, which the Company believes should result in reduced costs and increased reservation system contributions to occupancy in the future. The majority of the division's decrease in operating income during the fiscal 2002 second quarter occurred during September and October, when occupancy declines were greatest and cost control measures had not been fully implemented.

          Looking ahead to the second half of fiscal 2002, the Company believes that RevPAR may continue to be down by as much as 5-10% compared to last year, but with likely improvement expected heading into fiscal 2003. The Company is encouraged by some predictions of an economic recovery early in calendar 2002 but will continue to operate its divisions conservatively. In its efforts to improve revenues, the division plans on introducing a new Baymont brand awareness marketing initiative in February. The Company believes that comparisons to last year's operating results should be favorably impacted by anticipated reduced energy costs and the division's expensing of approximately $1.7 million of primarily one-time costs during the second half of fiscal 2001 related to the introduction of the division's new frequent stay program and other new brand initiatives.

          At the end of the fiscal 2002 second quarter, the Company owned or operated 95 Baymont Inns & Suites and franchised an additional 95 Inns, bringing the total number of Baymont Inns & Suites in operation to 190. In addition, there were 19 approved franchised locations in development at the end of the second quarter, including two under construction. The Company's first urban location in downtown Chicago, Illinois, is in the early stages of development. The Company believes that as a result of the current economic environment, financing for new hotel development will remain constrained in the short-term, which may limit the number of new franchised locations approved in the upcoming months. Conversely, the Company continues to believe that the significantly reduced supply growth throughout the industry should favorably impact operating results of existing hotels once an economic recovery occurs.

Theatres

          The theatre division's fiscal 2002 second quarter revenues were $28.7 million, an increase of $4.4 million, or 18.4%, over revenues of $24.3 million during the second quarter of fiscal 2001. Operating income for the second quarter of fiscal 2002 totaled $5.4 million, a $2.5 million, or 87.4%, increase over last year's second quarter operating income of $2.9 million. The theatre division's fiscal 2002 first half revenues were $69.9 million, an increase of $9.7 million, or 16.2%, from revenues of $60.2 million during the first half of fiscal 2001. Operating income for the first half of fiscal 2002 was $15.5 million, an increase of $5.3 million, or 52.6%, from operating income of $10.2 million during the first half of fiscal 2001. Consistent with the seasonal nature of the motion picture exhibition industry, the second and fourth quarters of the Company's fiscal year are typically the slowest periods for its theatre division. The division's fiscal 2002 second quarter results were favorably impacted by the inclusion of the traditionally strong Thanksgiving Day weekend, which was included in the last year's third quarter.

          Total box office receipts for the fiscal 2002 second quarter were $18.7 million, an increase of $2.7 million, or 16.4%, over box office receipts of $16.0 million during the same period last year. Total box office receipts for the first half of fiscal 2002 were $46.3 million, an increase of $6.0 million, or 14.9%, compared to box office receipts of $40.3 million during the same period last year. The increases in box office receipts for the second quarter and first half of fiscal 2002 compared to the same periods during the prior year were primarily the result of increased attendance, as average ticket prices increased only 3.2% and 2.8%, respectively, and the Company ended the first half of fiscal 2002 with three less theatres and 13 fewer screens compared to the prior year.

          Concession revenues during the second quarter of fiscal 2002 totaled $8.9 million, an increase of $1.7 million, or 24.5%, compared to concession revenues of $7.2 million during the second quarter of fiscal 2001. Concession revenues for the fiscal 2002 first half were $21.4 million, an increase of $3.5 million, or 19.6%, from concession revenues of $17.9 million during the fiscal 2001 first half. The Company's average concession sales per person increased 10.7% and 6.8%, respectively, during the fiscal 2002 second quarter and first half compared to last year's same periods.

          Total theatre attendance for the second quarter and first half of fiscal 2002 increased 12.8% and 11.9%, respectively, compared to total attendance during the same periods last year. Total theatre attendance at the Company's comparable locations increased 12.5% during the first half of fiscal 2002, compared to last year's same period. The increase in total attendance and the resulting increases in box office receipts and concession revenues during the second quarter and first half of fiscal 2002 were primarily the result of more quality films compared to the same periods of fiscal 2001. The second quarter of fiscal 2002 included two blockbuster films, Monsters, Inc. and Harry Potter and the Sorcerer's Stone. These films were excellent family fare, which traditionally produce better than average concession sales. During the first half of fiscal 2002, 15 films generated box office receipts in excess of $1 million for the division, compared to only 10 films with box office receipts in excess of $1 million during the first half of fiscal 2001.

          Historically, movie theatres have typically performed well during difficult economic environments. Box office revenues during the second quarter increased compared to the previous year during every week except one after the events of September 11, 2001. Film product for the 2001 holiday season has remained strong, with films such as Harry Potter, Ocean's Eleven and The Lord of the Rings performing very well. Comparisons to the theatre division's very strong fiscal 2001 third quarter box office receipts may be slightly impacted by the exclusion of the Thanksgiving Day weekend. The Company anticipates that reduced energy and snow removal costs may aid comparisons to last year. The Company is encouraged by the extended outlook for film product for the fourth quarter and fiscal 2003 first quarter, with several major films scheduled to be released, including May 2002 releases of Spiderman and the next installment of Star Wars. Revenues for the theatre business and the motion picture industry in general are heavily dependent upon the general audience appeal of available films, together with studio marketing, advertising and support campaigns, all factors over which the Company has no control.

          The Company ended the second quarter with a total of 469 total screens in 46 theatres compared to 482 screens in 49 theatres at the end of the same period last year. The Company closed two theatres with a total of nine screens early in the second quarter of fiscal 2002 and closed another four-screen theatre at the end of the second quarter. The Company does not anticipate opening additional screens during the remainder of fiscal 2002 but is continuing to review additional development and acquisition opportunities.

Hotels and Resorts

          Hotels and resorts division total revenues during the second quarter of fiscal 2002 decreased by $2.7 million, or 9.5%, to $25.5 million, compared to revenues of $28.2 million during the previous year's comparable period. Operating income decreased by $4.6 million, or 98.4%, to $76,000 during the fiscal 2002 second quarter, compared to operating income of $4.7 million during the second quarter of fiscal 2001. Hotels and resorts division total revenues during the first half of fiscal 2001 totaled $60.8 million, an increase of $900,000, or 1.6%, over first half revenues of $59.9 million during fiscal 2001. Operating income decreased by $4.4 million, or 40.5%, during the first half of fiscal 2002 to $6.5 million, compared to operating income of $10.9 million during the same period last year.

          The events of September 11 and the ensuing further economic downturn had a significant negative impact on the operating results of the hotels and resorts division during the second quarter of fiscal 2002. Historically, higher priced upscale hotels have always experienced the most challenges during difficult economic environments. In addition, the events of September 11 resulted in a significant number of group cancellations at the division's hotels and resorts during September and October. During the first full week after September 11, industry wide occupancy for upper upscale hotels dropped approximately 53%. Although occupancies improved each week thereafter, this industry segment's occupancies were still down 17-19% in November, compared to the same period last year. Excluding the Hotel Phillips, which reopened after an extensive renovation on September 13, 2001, and the Hilton Madison at Monona Terrace, which opened during the fourth quarter of fiscal 2001, the division's total

RevPAR for comparable Company-owned properties decreased 27.1% during fiscal 2002's second quarter compared to the same quarter last year. For the first half of fiscal 2002, the division's total RevPAR for comparable Company-owned properties decreased 10.9% compared to the same period last year.

          Total division revenues for the first half of fiscal 2002 have increased slightly over fiscal 2001 first half revenues due to the revenues from the Company's newly opened hotels, in addition to revenues from the Company's management of the Timber Ridge Lodge, a condominium-hotel project adjacent to the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin, which opened during the fiscal 2002 first quarter. The division's overall decrease in operating income during the fiscal 2002 second quarter and first half compared to the same periods last year was further negatively impacted by $500,000 and $1.1 million, respectively, of pre-opening expenses related to the Hotel Phillips and Timber Ridge Lodge, in addition to significant start-up operating losses associated with opening the Hotel Phillips during this very difficult time.

          The Company responded to the current circumstances by reducing labor costs, cutting back operating hours of various hotel outlets and working to increase sales, with a focus on regional and local business. The division will continue to maintain its properties consistent with its traditional high standards, including taking advantage of the seasonal lower occupancies during winter and spring to undertake previously planned major room renovations at two of its premier properties, the Pfister and the Grand Geneva.

          The Company expects the economic downturn to continue to have a negative impact on the revenues and operating income of its hotels and resorts division during the second half of fiscal 2002. This economic environment is having its greatest impact on the transient business traveler and occupancies from this business segment are not likely to return to previous levels until a full economic recovery occurs. Group business has stabilized since the initial cancellations after September 11 and the Company is encouraged by the level of advance group bookings for the second half of the fiscal year. Leisure business has held up well, which could be a good indication for the division's resort and water park properties. The Company also believes that its hotels and resorts division could outperform the overall industry averages because of its property mix. The Company's properties are generally located in mid-size cities and resort areas near major population centers, which have not been affected as significantly by the downturn as major East and West Coast destinations.

FINANCIAL CONDITION

          The Company's lodging, movie theatre and restaurant businesses each generate significant and consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. The Company believes that these consistent and predictable cash sources, together with the availability of $36 million of unused credit lines as of the end of the second quarter, should be adequate to support the ongoing operational liquidity needs of the Company's businesses. Early in the third quarter of fiscal 2002, the Company replaced its expiring 364-day revolving credit agreement with a new $40 million 364-day revolving credit agreement with several banks. Any borrowings under the new line would bear interest at LIBOR plus a margin which adjusts based on the Company's borrowing levels.

          Net cash provided by operating activities increased by $20.4 million during the first half of fiscal 2002 to $38.8 million, compared to $18.4 million during the prior year's first half, due primarily to timing differences in payments of accounts payable and increases in accounts and notes receivable, in addition to slightly increased earnings.

          Net cash used in investing activities during the fiscal 2002 first half totaled $30.7 million, compared to $45.3 million during the fiscal 2001 first half. The decrease in net cash used in investing activities was primarily the result of decreased capital expenditures. Capital expenditures totaled $28.4 million during the first half of fiscal 2002 compared to $41.8 million during the prior year's first half. Fiscal 2002 first half capital expenditures included approximately $21.5 million incurred in the hotels and resorts division to fund the renovation of the Hotel Phillips, the division's investment in the common areas of the Timber Ridge Lodge and construction of a new parking garage at the Hilton Milwaukee City Center. In addition, capital expenditures of approximately $5.5 million were incurred in the limited-service lodging division and approximately $1.0 million were incurred by the theatre division to fund ongoing maintenance capital projects. The Company does not intend to alter its maintenance capital expenditure plans as a result of the current economic environment, but does expect to delay the start of some non-critical capital projects until later in calendar 2002. As a result, the Company currently expects total capital expenditures during fiscal 2002 to be approximately $55 million, depending upon the timing of several projects.

          Net cash used by financing activities during the first half of fiscal 2002 totaled $3.5 million compared to net cash provided by financing activities of $24.4 million during the first half of fiscal 2001. As a result of the receipt of the proceeds from the sale of the Company's KFC restaurants at the end of the fiscal 2001 fourth quarter, increased cash provided by operating activities and reduced capital expenditures compared to the same period last year, the Company's net proceeds from issuance of notes payable and long-term debt totaled only $12.5 million during the first half of fiscal 2002 compared to $43.0 million during the same period last year. The Company's principal payments on notes payable and long-term debt totaled $13.5 million during the first half of fiscal 2002 compared to $11.6 million during the same period last year. Additionally, during the first half of fiscal 2001, the Company repurchased 367,000 of its common shares pursuant to its stock repurchase program at a cost of $4.1 million, compared to a small number of shares repurchased during the first half of fiscal 2002. At the end of the first quarter of fiscal 2002, an additional 1.96 million shares may be repurchased under existing Board of Directors authorizations. Any such repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

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

          The actual timing and extent of the implementation of the Company's current expansion plans will depend in large part on industry and general economic conditions, the Company's financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that the Company's plans will continue to evolve and change in response to these and other factors.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          The Company has not experienced any material changes in its market risk exposures since May 31, 2001.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's 2001 annual meeting of shareholders was held on Tuesday, October 23, 2001 (the "Annual Meeting"). At the Annual Meeting, the following matters were voted on in person or by proxy and approved by the Company's shareholders:

          1. The shareholders voted to elect Stephen H. Marcus, Diane Marcus Gershowitz, Daniel F. McKeithan, Jr., Allan H. Selig, Timothy E. Hoeksema, Bruce J. Olson, Philip L. Milstein, Bronson J. Haase and James D. Ericson to the Company's Board of Directors for one-year terms to expire at the Company's 2002 annual meeting of shareholders and until their successors are duly qualified and elected.

          As of the August 15, 2001 record date for the Annual Meeting, 19,253,798 shares of Common Stock and 9,948,973 shares of Class B Common Stock were outstanding and eligible to vote, with the Common Stock entitled to one vote per share and the Class B Common Stock entitled to ten votes per share. Following are the final votes on the matters presented for shareholder approval of the Annual Meeting:

Election of Directors
                                      For                       Withheld
                           ---------------------------  -----------------------
Name                          Votes     Percentage(1)      Votes  Percentage(1)
----
                           ---------------------------  -----------------------
Stephen H. Marcus           109,826,660     99.36%       707,156      0.64%
Diane Marcus Gershowitz     109,801,164     99.34%       732,652      0.66%
Daniel F. McKeithan, Jr.    110,409,925     99.89%       123,891      0.11%
Allan H. Selig              109,819,411     99.35%       714,405      0.65%
Timothy E. Hoeksema         110,409,381     99.89%       124,435      0.11%
Bruce J. Olson              110,409,869     99.89%       123,947      0.11%
Philip L. Milstein          110,409,979     99.89%       123,837      0.11%
Bronson J. Haase            110,407,100     99.89%       126,716      0.11%
James D. Ericson            110,404,287     99.88%       129,529      0.12%
------------------------
(1) Based on a total of votes represented by shares of Common Stock and Class B Common Stock actually voted in person or by proxy at the Annual Meeting.

          No other matters were brought before the Annual Meeting for a shareholder vote.

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits
               --------

               Exhibit 4.5.  Credit Agreement, dated as of December 28,
                             2001, among The Marcus Corporation, Bank One, NA, as Administrative Agent, the other financial institutions party thereto and Banc One Capital Markets, Inc., as Lead Arranger and Sole Book Runner.

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


                             THE MARCUS CORPORATION
                             ----------------------

                                      (Registrant)


DATE:  January 14, 2002                 By: /s/ Stephen H. Marcus
                                           ------------------------------------
                                           Stephen H. Marcus
                                           Chairman of the Board, President and
                                           Chief Executive Officer


DATE:  January 14, 2002                 By: /s/ Douglas A. Neis
                                           ------------------------------------
                                           Douglas A. Neis
                                           Chief Financial Officer and Treasurer