Form 10-Q
period 2002-02-28
MARCUS CORP
filed 2002-04-12
CIK 62234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 1-12604

                             THE MARCUS CORPORATION
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Wisconsin                                     39-1139844
-------------------------------------                  ------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.

  250 East Wisconsin Avenue, Suite 1700
           Milwaukee, Wisconsin                                    53202
--------------------------------------------                -------------------
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

COMMON STOCK OUTSTANDING AT APRIL 8, 2002 - 19,690,905
CLASS B COMMON STOCK OUTSTANDING AT APRIL 8, 2002 - 9,619,129

                             THE MARCUS CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.     Consolidated Financial Statements:

            Balance Sheets
            (February 28, 2002 and May 31, 2001)...........................  3

            Statements of Earnings
            (Thirteen and thirty-nine weeks ended February 28, 2002 and
            February 22, 2001)............................................   5

            Statements of Cash Flows
            (Thirty-nine weeks ended February 28, 2002 and February 22,
            2001).........................................................   6

            Condensed Notes to Financial Statements.......................   7

Item 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition............................  10
Item 3.     Quantitative and Qualitative Disclosures About Market Risk....  19

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K..............................  19

            Signatures....................................................  S-1

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets
                                                          (Unaudited)      (Audited)
                                                          February 28,       May 31,
                                                              2002            2001
                                                          ------------     -----------
                                                                 (in thousands)
ASSETS
Current Assets:
     Cash and cash equivalents                             $  7,137        $  1,499
     Accounts and notes receivable                           14,366          14,207
     Receivables from joint ventures                          4,851           2,747
     Refundable income taxes                                   --               121
     Real estate and development costs                        3,204           4,999
     Other current assets                                     4,447           4,692
                                                           --------        --------
         Total current assets                                34,005          28,265

Property and equipment:
     Land and improvements                                   92,562          94,156
     Buildings and improvements                             610,782         586,056
     Leasehold improvements                                   7,631           7,583
     Furniture, fixtures and equipment                      261,204         245,500
     Construction in progress                                13,974          15,384
                                                           --------        --------
         Total property and equipment                       986,153         948,679
     Less accumulated depreciation and amortization         300,080         268,333
                                                           --------        --------
         Net property and equipment                         686,073         680,346

Other assets:
     Investments in joint ventures                            3,219           2,358
     Other                                                   49,407          47,690
                                                           --------        --------
         Total other assets                                  52,626          50,048
                                                           --------        --------

TOTAL ASSETS                                               $772,704        $758,659
                                                           ========        ========


See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets
                                                                                      (Unaudited)        (Audited)
                                                                                      February 28,         May 31,
                                                                                          2002              2001
                                                                                      ------------      ------------
                                                                                             (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                                     $   7,210         $   4,222
     Accounts payable                                                                     11,165            17,123
     Income taxes                                                                          4,765              --
     Taxes other than income taxes                                                        11,568            13,230
     Accrued compensation                                                                  4,133             5,569
     Other accrued liabilities                                                            16,263            12,273
     Current maturities of long-term debt                                                 18,598            18,133
                                                                                       ---------         ---------
         Total current liabilities                                                        73,702            70,550

Long-term debt                                                                           305,332           310,239

Deferred income taxes                                                                     31,175            30,759

Deferred compensation and other                                                           12,903             9,410

Shareholders' equity:
     Preferred Stock, $1 par; authorized 1,000,000 shares; none issued
     Common Stock, $1 par; authorized 50,000,000 shares; issued 21,569,934
      shares at February 28, 2002 and 19,617,564 shares at May 31, 2001                   21,570            19,618
     Class B Common Stock, $1 par;  authorized 33,000,000 shares;  issued and
      outstanding 9,619,579 at February 28, 2002 and 11,571,949 at May 31, 2001            9,620            11,572
     Capital in excess of par                                                             41,255            41,062
     Retained earnings                                                                   297,896           284,402
     Accumulated other comprehensive loss                                                 (2,766)             (201)
                                                                                       ---------         ---------
                                                                                         367,575           356,453
     Less cost of Common Stock in treasury (1,924,873 shares at
       February 28, 2002 and 2,007,591 shares at May 31, 2001)                           (17,983)          (18,752)
                                                                                       ---------         ---------
         Total shareholders' equity                                                      349,592           337,701

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 772,704         $ 758,659
                                                                                       =========         =========


See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)
(in thousands, except per share data)                                     February 28, 2002                  February 22, 2001
                                                                     --------------------------          --------------------------
                                                                     13 Weeks          39 Weeks          13 Weeks          39 Weeks
                                                                     --------          --------          --------          --------
Revenues:
     Rooms and telephone                                            $  34,228         $ 128,479         $  35,145         $ 133,474
     Theatre admissions                                                25,329            71,616            25,133            65,417
     Theatre concessions                                               11,891            33,269            11,306            29,178
     Food and beverage                                                  7,707            23,445             6,257            22,524
     Other income                                                       9,457            33,527             9,035            32,253
                                                                    ---------         ---------         ---------         ---------
Total revenues                                                         88,612           290,336            86,876           282,846

Costs and expenses:
     Rooms and telephone                                               17,193            57,967            20,630            58,637
     Theatre operations                                                18,575            53,577            19,485            50,896
     Theatre concessions                                                2,675             7,773             2,657             7,043
     Food and beverage                                                  6,441            19,042             5,355            16,764
     Advertising and marketing                                          7,048            21,770             7,197            22,355
     Administrative                                                     8,973            28,821             8,398            29,173
     Depreciation and amortization                                     11,274            33,396            10,896            32,384
     Rent                                                                 720             2,154               837             2,485
     Property taxes                                                     4,406            12,424             3,621            10,940
     Pre-opening expenses                                                  29             1,092               480             1,168
     Other operating expenses                                           4,804            15,526             4,211            14,596
                                                                    ---------         ---------         ---------         ---------
Total costs and expenses                                               82,138           253,542            83,767           246,441
                                                                    ---------         ---------         ---------         ---------

Operating income                                                        6,474            36,794             3,109            36,405

Other income (expense):
     Investment income                                                    432             1,548               613             1,902
     Interest expense                                                  (4,295)          (13,969)           (5,551)          (16,733)
     Gain on insurance contracts                                         --                --               1,518             1,518
     Gain (loss) on disposition of property, equipment
       and investments in joint ventures                                  (66)            1,965              (625)              926
                                                                    ---------         ---------         ---------         ---------
                                                                       (3,929)          (10,456)           (4,045)          (12,387)

Earnings (loss) from continuing operations before
  income taxes                                                          2,545            26,338              (936)           24,018
Income tax provision (benefit)                                          1,028             8,170              (990)            9,113
                                                                    ---------         ---------         ---------         ---------
Earnings from continuing operations                                     1,517            18,168                54            14,905

Discontinued operations (Note 2):
     Income from discontinued operations, net of applicable
       income taxes                                                      --                --                 287               981
                                                                    ---------         ---------         ---------         ---------

Net earnings                                                        $   1,517         $  18,168         $     341         $  15,886
                                                                    =========         =========         =========         =========

Earnings per share - basic and diluted:
     Continuing operations                                          $    0.05         $    0.62         $    0.00         $    0.51
     Discontinued operations                                             --                --                0.01              0.03
                                                                    ---------         ---------         ---------         ---------
     Net earnings per share                                         $    0.05         $    0.62         $    0.01         $    0.54
                                                                    =========         =========         =========         =========

Weighted average shares outstanding:
     Basic                                                             29,248            29,224            29,135            29,192
     Diluted                                                           29,505            29,414            29,356            29,316

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
                                                                                39 Weeks Ended
                                                                         February 28,      February 22,
                                                                             2002             2001
                                                                         ------------      ------------
                                                                                 (in thousands)
OPERATING ACTIVITIES:
Net earnings                                                               $ 18,168         $ 15,886
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Losses on investments in joint ventures, net of
      distributions                                                             684              282
     Gain on disposition of property and equipment                           (1,965)            (926)
     Depreciation and amortization                                           33,396           33,138
     Deferred income taxes                                                      416              773
     Deferred compensation and other                                            902              245
     Changes in assets and liabilities:
         Accounts and notes receivable                                         (159)          (9,886)
         Real estate and development costs                                    1,795           (1,326)
         Other current assets                                                   245             (295)
         Accounts payable                                                    (5,958)          (8,512)
         Income taxes                                                         4,886              196
         Taxes other than income taxes                                       (1,662)             617
         Accrued compensation                                                (1,436)             961
         Other accrued liabilities                                            3,990            4,937
                                                                           --------         --------
Total adjustments                                                            35,134           20,204
                                                                           --------         --------
Net cash provided by operating activities                                    53,302           36,090

INVESTING ACTIVITIES:
Capital expenditures, including business acquisitions                       (40,109)         (60,263)
Net proceeds from disposals of property, equipment and other assets           1,406            3,987
Increase in other assets                                                     (1,691)          (2,670)
Cash advanced to joint ventures                                              (2,104)          (2,877)
                                                                           --------         --------
Net cash used in investing activities                                       (42,498)         (61,823)

FINANCING ACTIVITIES:
Debt transactions:
     Net proceeds from issuance of notes payable and long-term debt          15,142           48,399
     Principal payments on notes payable and long-term debt                 (16,596)         (13,570)
Equity transactions:
     Treasury stock transactions, except for stock options                        5           (3,947)
     Exercise of stock options                                                  957               77
     Dividends paid                                                          (4,674)          (4,636)
                                                                           --------         --------
Net cash provided by (used in) financing activities                          (5,166)          26,323
                                                                           --------         --------

Net increase in cash and cash equivalents                                     5,638              590
Cash and cash equivalents at beginning of year                                1,499            2,935
                                                                           --------         --------
Cash and cash equivalents at end of period                                 $  7,137         $  3,525
                                                                           ========         ========

See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION

                 CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
                      THIRTEEN AND THIRTY-NINE WEEKS ENDED
                                FEBRUARY 28, 2002
                                   (Unaudited)

1.       General

         Accounting Policies - Refer to the Company's audited financial statements (including footnotes) for the fiscal year ended May 31, 2001, contained in the Company's Form 10-K Annual Report for such year, for a description of the Company's accounting policies.

         Basis of Presentation - The consolidated financial statements for the thirteen and thirty-nine weeks ended February 28, 2002 and February 22, 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at February 28, 2002, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year.

         Comprehensive Income - Accumulated other comprehensive loss consists of the change in fair value of hedging transactions and the accumulated net unrealized losses on available for sale securities, net of tax. Accumulated other comprehensive loss is $2,766,000 and $201,000 as of February 28, 2002 and May 31, 2001, respectively. Total comprehensive income for the thirteen and thirty-nine weeks ended February 28, 2002 was $1,646,000 and $15,603,000, respectively. Total comprehensive income for the thirteen and thirty-nine weeks ended February 22, 2001 was $327,000 and $15,921,000, respectively.

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

         The adoption of Statement No. 133 on June 1, 2001 resulted in a charge for the cumulative effect of an accounting change of $1,830,000 in other comprehensive loss. During the nine months ended February 28, 2002, the Company recorded the $761,000 decrease in fair value related to the cash flow hedge to other comprehensive loss. The Company expects to reclassify approximately $1,324,000 of loss into earnings within the next 12 months due to the payment of variable interest associated with the floating rate debt, based upon rates in effect at February 28, 2002.

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

         With the adoption of SFAS No. 142, the Company ceased amortization of goodwill with a book value of $11,780,000 as of June 1, 2001. The adoption did not have a material effect on comparable financial results for the third quarter and first three quarters of fiscal 2001. Had amortization of goodwill not been recorded in fiscal 2001, net income would have increased by approximately $564,000, net of taxes, and diluted earnings per share would have increased by $0.02.

5.       Business Segment Information

         The Company's primary operations are reported in the following three business segments: Limited-Service Lodging, Theatres and Hotels/Resorts. Corporate items include amounts not allocable to the business segments and consist principally of rental revenue and general corporate expenses.

         Following is a summary of business segment information for the thirteen and thirty-nine weeks ended February 28, 2002 and February 22, 2001 (in thousands):

             13 Weeks Ended            Limited-Service                                      Corporate
            February 28, 2002               Lodging        Theatres     Hotels/Resorts        Items         Total
            -----------------          ---------------     --------     --------------      ---------       -----
        Revenues                           $25,842         $38,346          $23,957         $    467        $88,612
        Operating income (loss)               (316)          9,981           (1,548)          (1,643)         6,474

             13 Weeks Ended            Limited-Service                                      Corporate
            February 22, 2001               Lodging        Theatres     Hotels/Resorts        Items         Total
            -----------------          ---------------     --------     --------------      ---------       -----
        Revenues                           $27,810         $37,461          $21,236         $    369        $86,876
        Operating income (loss)             (2,239)          8,100           (1,240)          (1,512)         3,109

             39 Weeks Ended            Limited-Service                                      Corporate
            February 28, 2002               Lodging        Theatres     Hotels/Resorts        Items         Total
            -----------------          ---------------     --------     --------------      ---------       -----
        Revenues                           $95,968        $108,248          $84,761         $  1,359       $290,336
        Operating income (loss)             11,506          25,498            4,958           (5,168)        36,794

             39 Weeks Ended            Limited-Service                                      Corporate
            February 22, 2001               Lodging        Theatres     Hotels/Resorts        Items         Total
            -----------------          ---------------     --------     --------------      ---------       -----
        Revenues                          $102,970         $97,628          $81,094         $  1,154       $282,846
        Operating income (loss)             13,611          18,268            9,699           (5,173)        36,405


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


                Special Note Regarding Forward-Looking Statements

         Certain matters discussed in this Management's Discussion and Analysis of Results of Operations and Financial Condition are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause results to differ materially from those expected, including, but not limited to, the following: (i) the Company's ability to successfully define and build the Baymont brand within the "limited-service, mid-price without food and beverage" segment of the lodging industry; (ii) the availability, in terms of both quantity and audience appeal, of motion pictures for the Company's theatre division; (iii) the effects of increasing depreciation expenses and pre-opening and start-up costs due to the capital intensive nature of the Company's businesses; (iv) the effects of adverse economic conditions in the Company's markets, particularly with respect to the Company's limited-service lodging and hotels and resorts divisions; (v) the effects of adverse weather conditions, particularly during the winter in the Midwest and in the Company's other markets; (vi) the effects on the Company's occupancy and room rates from the relative industry supply of available rooms at comparable lodging facilities in the Company's markets; (vii) the effects of competitive conditions in the markets served by the Company; (viii) the Company's ability to identify properties to acquire, develop and/or manage and continuing availability of funds for such development; and (ix) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from the September 11, 2001 terrorist attacks in the United States, the United States' responses thereto and subsequent related hostilities. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

General

         The Marcus Corporation reports consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2002 is a 52-week year for the Company. Fiscal 2001 was a 53-week year for the Company and its reported results for fiscal 2001 increased proportionately by the additional week of operations. The Company divides its fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The Company's primary operations are reported in the following three business segments: limited-service lodging, theatres and hotels/resorts. As a result of the Company's sale of its KFC restaurants during fiscal 2001, the restaurant business segment's fiscal 2001 results have been presented as discontinued operations in the accompanying financial statements.

         The following table sets forth revenues, operating income, earnings from continuing operations, net earnings and earnings per share for the comparable third quarter and first three quarters for fiscal 2002 and 2001 (in millions, except for per share and variance percentage data):

                                           Third Quarter                            First Three Quarters
                                 -------------------------------------       ------------------------------------
                                                          Variance                                   Variance
                                                          --------                                   --------
                                 F2002     F2001      Amt.        Pct.       F2002     F2001      Amt.       Pct.
                                 -----     -----      ----        ----       -----     -----      ----       ----
Revenues                         $88.6      $86.9    $1.7           2.0%     $290.3     $282.8     $7.5       2.6%
Operating income                   6.5        3.1     3.4         108.2%       36.8       36.4      0.4       1.1%
Earnings from continuing
  operations                       1.5        0.1     1.4        2709.3%       18.2       14.9      3.3      21.9%
Net earnings                      $1.5       $0.3    $1.2         344.9%      $18.2      $15.9     $2.3      14.4%

Earnings per share - Diluted:
  Continuing operations           $.05       $.00    $.05           N/A        $.62       $.51     $.11      21.6%
  Net earnings per share          $.05       $.01    $.04         400.0%       $.62       $.54     $.08      14.8%

         An increase in theatre division revenues during the third quarter and first three quarters of fiscal 2002 was partially offset by revenue decreases from the Company's limited-service lodging division during the same periods and from the hotels/resorts division during the second quarter of fiscal 2002. A significant operating income (earnings before other income/expense and income taxes) increase from the Company's theatre and limited-service lodging divisions during the third quarter of fiscal 2002 contributed to the Company's increased overall operating income. Significantly reduced utility costs and snow removal costs during the fiscal 2002 third quarter compared to the same period last year favorably impacted each of the Company's divisions by a total of $1.0 million and $500,000, respectively. During the first three quarters, a significant increase in operating income from the theatre division was partially offset by decreases in operating income at the Company's two lodging divisions. Year to date operating income decreases from the Company's two lodging divisions (and the hotel industry in general) can be attributed to the overall recessionary economic environment, accelerated by the impact of the tragic events of September 11, 2001.

         Reduced interest expense and decreased losses on the disposition of property, equipment and investments in joint ventures favorably impacted earnings from continuing operations and net earnings during the fiscal 2002 third quarter. Reduced interest expense, increased gains on the disposition of property, equipment and investments in joint ventures and a reduced effective income tax rate contributed to the Company's increased earnings from continuing operations and net earnings during the fiscal 2002 first three quarters. Comparisons of fiscal 2002 third quarter and first three quarters earnings from continuing operations and net earnings to prior year results were negatively impacted by a non-taxable gain of $1.5 million recognized during the third quarter of fiscal 2001 from insurance contracts on the life of the Company's founder, Ben Marcus.

         The Company's interest expense, net of investment income, totaled $3.9 million and $12.4 million for the third quarter and first three quarters of fiscal 2002, respectively, compared to $4.9 million and $14.8 million during the same periods last year. These decreases were primarily the result of lower short-term interest rates, in addition to decreased long-term debt levels due to the receipt of proceeds from the sale of the Company's KFC restaurants in May 2001 and reduced capital expenditures during fiscal 2002. The Company recognized gains (losses) on disposition of property and equipment totaling ($66,000) and $2.0 million for the third quarter and first three quarters of fiscal 2002, respectively, compared to ($625,000) and $900,000 during the prior year same periods. The majority of the first three quarters fiscal 2002 gain was the result of a sale of a joint venture Baymont Inn & Suites property during the first quarter. The timing of periodic sales of Company property and equipment may vary from quarter to quarter, resulting in variations in the Company's gains or losses on disposition of property and equipment. The Company's lower effective income tax rate during the first three quarters of fiscal 2002, compared to last year's same period, was the result of the favorable impact of federal and state historic tax credits related to the renovation of the Hotel Phillips in Kansas City, Missouri. The Company anticipates a similar reduced effective income tax rate for the fourth quarter of fiscal 2002, after which the Company expects its effective tax rate to return to a level more consistent with prior years.

Limited-Service Lodging

         The following table sets forth revenues, operating income and operating margin for the limited-service division for the third quarter and first three quarters of fiscal 2002 and 2001 (in millions, except for variance percentage and operating margin):

                                            Third Quarter                           First Three Quarters
                                 -------------------------------------       -------------------------------------
                                                          Variance                                   Variance
                                                          --------                                   --------
                                 F2002      F2001      Amt.       Pct.       F2002      F2001      Amt.       Pct.
                                 -----      -----      ----       ----       -----      -----      ----       ----
Revenues                          $25.8      $27.8      ($2.0)     -7.1%      $96.0      $103.0     ($7.0)     -6.8%
Operating income (loss)            (0.3)      (2.2)       1.9      85.9%       11.5        13.6      (2.1)    -15.5%
Operating margin                   -1.2%      -8.1%                            12.0%       13.2%
  (% of revenues)

         Compared to the end of the third quarter of fiscal 2001, 13 additional franchised Baymont Inns & Suites were in operation at the end of the fiscal 2002 third quarter, including six new locations that were opened during fiscal 2002 and one Company-operated joint venture location that was sold to a new franchisee in August 2001. Increased revenues from franchising partially offset the decline in revenues from the Company's owned Inns during the third quarter and first three quarters of fiscal 2002.

         Comparable Company-owned or operated Baymont Inns & Suites experienced a 1.5 point decline in occupancy percentage and a 3.5% decrease in average daily rate during the third quarter of fiscal 2002, compared to the same quarter last year. During the first three quarters of fiscal 2002, comparable Company-owned or operated Baymont Inns & Suites experienced a 2.0 point decline in occupancy percentage and a 3.2% decrease in average daily rate, compared to the first three quarters of fiscal 2001. The primary factor contributing to the declines in occupancy and average daily rate was reduced business travel, as companies reacted to the slowing economic environment. This trend dramatically accelerated as a result of the events of September 11. The result of the average daily rate decreases and occupancy decline was a 6.7% decrease in the division's revenue per available room, or RevPAR, for comparable Company-owned or operated Baymont Inns during the fiscal 2002 third quarter and first three quarters, compared to the same periods last year.

         The Company owned and operated seven Woodfield Suites all-suite hotels during both the third quarters of fiscal 2002 and fiscal 2001. Revenues and operating income from Woodfield Suites decreased during the third quarter and first three quarters of fiscal 2002 compared to the same periods of fiscal 2001 due primarily to reduced occupancy and resulting RevPAR decreases of 11.8% and 11.9%, respectively, compared to the same periods last year.

         The performance of the Company's limited-service, mid-priced Baymont Inns & Suites during the third quarter of fiscal 2002 continues to be similar to the results of the majority of the properties in this lodging industry segment. Industry wide occupancy rates were generally declining prior to September 11 as a result of the then slowing economy. In the first full week after September 11, industry wide occupancy rates for the mid-scale without food and beverage segment declined by approximately 17% compared to the same period last year. Industry occupancy rates have improved considerably in the subsequent months to approximately 7% to 9% down compared to the prior year by mid-November and further improving to approximately 2% to 4% down during the month of February 2002. The Company's Baymont Inns & Suites recorded flat occupancy and a RevPAR decline of only 1.5% during February 2002 compared to February 2001 as a result of these improving conditions and the fact that the first signs of the slowing economy appeared during last year's comparable period. An overall reduction in business travel as a result of the economic environment continues to be the primary reason for the reduced occupancies. In general, the Company believes that limited-service lodging properties have performed better than their full-service counterparts as a result of travelers "trading down" from higher priced hotels. The Company believes that Baymont, in particular, may benefit from the fact that it derives a large portion of its occupancies from the over-the-road traveler and the majority of its inns are not in urban and destination resort locations, which have been most severely impacted by the aftermath of September 11.

         The limited-service lodging division's operating loss during the fiscal 2002 third quarter improved significantly compared to the same period last year due to the reduction in overall costs and expenses. The division responded to the current environment by reducing operational payroll and corporate overhead and restructuring its operational management and supervisory teams. In addition to the reduced utility costs described earlier, the division's operating results during the third quarter of fiscal 2002 compared to the prior year's same period were favorably impacted by the fact that the Company incurred approximately $1.0 million in one-time costs during the fiscal 2001 third quarter related to the introduction of the Company's new Guest Ovations frequent stay reward program and other brand initiatives. The majority of the division's decrease in operating income during the first three quarters of fiscal 2002 occurred during September and October, when occupancy declines were greatest and cost control measures were in the early stages of implementation.

         The division's current strategies focus on increasing occupancy and brand awareness at its Baymont Inns & Suites. The division outsourced its reservation center during the third quarter of fiscal 2002, which the Company believes should result in reduced costs and increased reservation system contributions to occupancy in the future. Reservations from the central reservation center increased over 20% during the third quarter of fiscal 2002, compared to the same period last year. At the beginning of the fiscal 2002 fourth quarter, the Company introduced and began marketing its new Ovations Rooms, which feature additional amenities not normally found in the limited-service lodging sector, including pillow-top mattresses, Down Lite(TM) pillows, an enhanced lobby breakfast and complimentary in-room bottled water, an industry first.

         Despite the improvement seen during February, the Company believes that its limited-service lodging RevPAR will continue to fluctuate during the fourth quarter of fiscal 2002 and may continue to be down by as much as 3 to 6% compared to last year, but with potential improvement expected heading into fiscal 2003. The Company is encouraged by recent predictions of a fairly rapid economic recovery in the months ahead, but will continue to operate this division conservatively. Although comparisons to the fiscal 2001 fourth quarter will be negatively impacted by the extra week of operations during fiscal 2001 and a small increase in costs related to the amenities added in conjunction with the new Ovations Rooms, the Company also believes that comparisons should continue to be favorably impacted by anticipated reduced energy costs, continued reduced operating costs and the division's expensing of an additional $700,000 of primarily one-time costs during the fourth quarter of fiscal 2001 related to the introduction of the division's new frequent stay program and other new brand initiatives.

         At the end of the fiscal 2002 third quarter, the Company owned or operated 95 Baymont Inns & Suites and franchised an additional 95 Inns, bringing the total number of Baymont Inns & Suites in operation to 190. In addition, there are currently 14 approved franchised locations in development, including two under construction. The Company's first urban location in downtown Chicago, Illinois, is in the early stages of development. The Company continues to believe that as a result of the current economic environment, financing for new hotel development will remain constrained in the short-term, which may limit the number of new franchised locations approved in the upcoming months. Conversely, the Company also believes that the significantly reduced supply growth throughout the industry should favorably impact operating results of existing hotels as an economic recovery occurs.

Theatres

         The following table sets forth revenues, operating income and operating margin for the theatre division for the third quarter and first three quarters of fiscal 2002 and 2001 (in millions, except for variance percentage and operating margin):

                                              Third Quarter                          First Three Quarters
                                 --------------------------------------      --------------------------------------
                                                           Variance                                    Variance
                                                           --------                                    --------
                                 F2002      F2001      Amt.       Pct.       F2002      F2001      Amt.       Pct.
                                 -----      -----      ----       ----       -----      -----      ----       ----
Revenues                         $38.3      $37.5       $0.8       2.4%      $108.2     $97.6      $10.6      10.9%
Operating income                  10.0        8.1        1.9      23.2%        25.5      18.3        7.2      39.6%
Operating margin                  26.0%      21.6%                             23.6%     18.7%
  (% of revenues)

         Consistent with the seasonal nature of the motion picture exhibition industry, the first and third quarters of the Company's fiscal year are typically the strongest periods for its theatre division. Comparisons to the division's fiscal 2001 third quarter results were negatively impacted by the inclusion of the traditionally strong Thanksgiving Day weekend during the fiscal 2002 second quarter, as opposed to inclusion in last year's third quarter. Contributing to the increased division fiscal 2002 third quarter operating margin were increased concession revenues, reduced utility and snow removal costs, and reduced film and advertising costs.

         The following table further breaks down revenues for the theatre division for the third quarter and first three quarters of fiscal 2002 and 2001 (in millions):

                                             Third Quarter                         First Three Quarters
                                 --------------------------------------      --------------------------------------
                                                           Variance                                    Variance
                                                           --------                                    --------
                                 F2002      F2001      Amt.       Pct.       F2002      F2001      Amt.       Pct.
                                 -----      -----      ----       ----       -----      -----      ----       ----
Box office receipts              $25.3      $25.1       $0.2       0.8%       $71.6     $65.4       $6.2       9.5%
Concession revenues               11.9       11.3        0.6       5.2%        33.3      29.2        4.1      14.0%
Other revenues                     1.1        1.1          -         -          3.3       3.0        0.3      10.9%
                                ------     ------     ------     -----      -------   -------    -------      ----
    Total revenues               $38.3      $37.5       $0.8       2.4%      $108.2     $97.6      $10.6      10.9%

         The small increase in box office receipts for the third quarter of fiscal 2002 compared to the same period last year was due entirely to an increase in the average ticket price during the quarter. The increase in box office receipts for the first three quarters of fiscal 2002 compared to the same period during the prior year was primarily the result of increased attendance. The division's average ticket price increased 4.7% and 3.4%, respectively, during the third quarter and first three quarters of fiscal 2002 and the Company ended the first three quarters of fiscal 2002 with four less theatres and 18 fewer screens compared to the prior year. The Company's average concession sales per person increased 9.3% and 7.6%, respectively, during the fiscal 2002 third quarter and first three quarters compared to last year's same periods.

         Total theatre attendance for the third quarter decreased 3.7% during the third quarter and increased 5.9% during the first three quarters of fiscal 2002, compared to total attendance during the same periods last year. The decrease in third quarter attendance was the result of the Thanksgiving Day weekend being included in the fiscal 2002 second quarter results, compared to inclusion in the third quarter last year. Total theatre attendance at the Company's comparable locations increased 6.9% during the first three quarters of fiscal 2002, compared to last year's same period. The increase in total attendance and the resulting increases in box office receipts and concession revenues during the third quarter and first three quarters of fiscal 2002 were primarily the result of more quality films compared to the same periods of fiscal 2001. The third quarter of fiscal 2002 included several blockbuster films, including Lord of the Rings, Ocean's Eleven, A Beautiful Mind, Harry Potter and the Sorcerer's Stone and Black Hawk Down. Many of the top films for the quarter were excellent family fare, which traditionally produce better than average concession sales. During the first three quarters of fiscal 2002, 15 films generated box office receipts in excess of $1.2 million for the division, compared to only 9 films with box office receipts in excess of $1.2 million during the first three quarters of fiscal 2001.

         Film product for the fourth quarter of fiscal 2002 appears to be promising, with films such as Ice Age, Blade 2 and Panic Room opening strong in March and the much anticipated releases of Spiderman and the next installment of Star Wars scheduled for May 3 and May 16, respectively. As a result, the division believes total fiscal 2002 fourth quarter revenues may exceed last year's same quarter, despite the inclusion of an extra 53rd week during fiscal 2001. The Company is also encouraged by the extended outlook for film product for the fiscal 2003 first quarter and beyond, with several major new films and sequels scheduled to be released. Revenues for the theatre business and the motion picture industry in general are heavily dependent upon the general audience appeal of available films, together with studio marketing, advertising and support campaigns, all factors over which the Company has no control.

         The Company ended the third quarter with a total of 464 total screens in 45 theatres compared to 482 screens in 49 theatres at the end of the same period last year. The Company closed three theatres with a total of 13 screens during the second quarter of fiscal 2002 and closed another five-screen theatre at the end of the third quarter. The Company does not anticipate opening additional screens during the remainder of fiscal 2002, but from time to time continues to review potential management, development and acquisition opportunities.

Hotels and Resorts

         The following table sets forth revenues, operating income and operating margin for the hotels and resorts division for the third quarter and first three quarters of fiscal 2002 and 2001 (in millions, except for variance percentage and operating margin):

                                            Third  Quarter                           First Three Quarters
                                 ---------------------------------------     ---------------------------------------
                                                           Variance                                    Variance
                                                           --------                                    --------
                                 F2002      F2001      Amt.       Pct.       F2002      F2001      Amt.       Pct.
                                 -----      -----      ----       ----       -----      -----      ----       ----
Revenues                         $24.0      $21.2       $2.8       12.8%     $84.8      $81.1       $3.7        4.5%
Operating income (loss)           (1.5)      (1.2)      (0.3)     -24.8%       5.0        9.7       (4.7)     -48.9%
Operating margin                  -6.5%      -5.8%                             5.8%      12.0%
  (% of revenues)

         Total division revenues for the third quarter and first three quarters of fiscal 2002 increased over fiscal 2001 comparable period revenues due to the added revenues from the Company's newly opened hotels, the Hotel Phillips and Hilton Madison at Monona Terrace, in addition to revenues from the Company's management of the Timber Ridge Lodge. The division's overall decrease in operating income during the fiscal 2002 third quarter and first three quarters compared to the same periods last year was primarily the result of the challenging economic environment and resulting reduced business travel. The division's fiscal 2002 first three quarters operating results were further negatively impacted by $1.1 million of pre-opening expenses related to the Hotel Phillips, Timber Ridge Lodge and Milwaukee Hilton, in addition to significant start-up operating losses associated with opening the Hotel Phillips during a very difficult time for upscale lodging immediately after September 11.

         The events of September 11 and the ensuing further economic downturn had a significant negative impact on the operating results of the hotels and resorts division during the second quarter of fiscal 2002. The fiscal 2002 third quarter results, although not impacted as severely, were also impacted by this difficult environment. Historically, higher priced upscale hotels have always experienced more challenges during difficult economic environments than lower priced limited service properties. The negative impact on this division was most severe during September and October, when a significant number of group cancellations occurred. During the first full week after September 11, industry wide occupancy rates for upper upscale hotels dropped approximately 53% and RevPAR declined over 70% compared to the same period during the prior year. Like limited-service lodging, results in this industry segment have since improved, but are still not approaching pre-September 11 levels. Industry wide RevPAR declines for the upper upscale segment leveled off at 18-24% during November, December and January, before improving to declines of approximately 11-14% during February 2002.

         The Company's hotels and resorts have outperformed the industry during this time period, likely due at least partially to the Company's property mix. The Company's properties are generally located in mid-size cities and resort areas within driving distance from major Midwest population centers, which have not been affected as significantly by the downturn as major East and West Coast destinations. Excluding the Hotel Phillips, which reopened after an extensive renovation on September 13, 2001, and the Hilton Madison at Monona Terrace, which opened during the fourth quarter of fiscal 2001, the division's total RevPAR for comparable Company-owned properties decreased 10.4% during fiscal 2002's third quarter compared to the same quarter last year. This represents a significant improvement from the 27.1% decline in RevPAR reported during the fiscal 2002 second quarter. For the first three quarters of fiscal 2002, the division's total RevPAR for comparable Company-owned properties decreased 10.7% compared to the same period last year.

         The Company has responded to the current circumstances by focusing on controlling costs and, if not for start-up operating losses incurred at the Hotel Phillips, would have reported reduced operating losses during the fiscal 2002 third quarter compared to the same period last year. The division has historically reported operating losses during the third quarter due to the seasonal nature of its predominantly Midwestern properties. The division continues to maintain its properties consistent with its traditional high standards, including taking advantage of the seasonal lower occupancies during winter and spring to undertake previously planned major room renovations at two of its premier properties, the Pfister and the Grand Geneva.

         As noted in the limited-service lodging discussion, the Company, while encouraged by signs of an improving economy, still anticipates some residual negative impact on the revenues of its hotels and resorts division during the fourth quarter of fiscal 2002. In particular, properties such as the Pfister and Hotel Phillips, which rely more heavily on the individual business traveler, will continue to be affected until this business segment returns to previous levels. Group and leisure business, on the other hand, has stabilized since the initial cancellations after September 11. Occupancy rates at properties that cater to group and leisure guests, such as the Grand Geneva Resort and Spa and Timber Ridge Lodge, have improved considerably, with both properties contributing positively to year-over-year comparisons during the fiscal 2002 third quarter. As a result of these factors, and the fact that the lodging industry began to feel the impact of the worsening economy at this time last year, the Company anticipates improvement in its hotels and resorts' operating income during the fiscal 2002 fourth quarter compared to the same period last year.

FINANCIAL CONDITION

         The Company's lodging, movie theatre and restaurant businesses each generate significant and consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. The Company believes that these consistent and predictable cash sources, together with the availability of $31 million of unused credit lines as of the end of the third quarter, should be adequate to support the ongoing operational liquidity needs of the Company's businesses.

         Early in the third quarter of fiscal 2002, the Company replaced its expiring 364-day revolving credit agreement with a new $40 million, 364-day revolving credit agreement with several banks. Any borrowings under the new line will bear interest at LIBOR plus a margin which adjusts based on the Company's borrowing levels. In addition, on April 2, 2002, the Company issued $75 million in senior unsecured long-term notes privately placed with six institutional lenders. The notes, which bear interest at an average rate of 7.74%, were issued under a previously announced private placement program and mature in 2009 and 2012. Proceeds from the senior notes will be used to pay off existing short-term debt and fund the Company's capital expenditure program. If the senior notes had been in place at the end of the third quarter, the Company would have had $106 million of unused credit lines available for its use. Based upon debt levels and interest rates in effect at the end of the fiscal 2002 third quarter, the Company's annual interest expense would be expected to increase by approximately $3.9 million as a result of the issuance of these senior notes in lieu of existing short-term borrowings. The Company believes that its long-term interests are best served by having a significant portion of its outstanding debt with longer maturities, due to the significant real estate component of its total assets.

         Net cash provided by operating activities increased by $17.2 million during the first three quarters of fiscal 2002 to $53.3 million, compared to $36.1 million during the prior year's first three quarters, due primarily to increased earnings and timing differences in payments of accounts payable and increases in accounts and notes receivable.

         Net cash used in investing activities during the fiscal 2002 first three quarters totaled $42.5 million, compared to $61.8 million during the fiscal 2001 first three quarters. The decrease in net cash used in investing activities was primarily the result of decreased capital expenditures. Capital expenditures totaled $40.1 million during the first three quarters of fiscal 2002 compared to $60.3 million during the prior year's first three quarters. Fiscal 2002 first three quarters capital expenditures included approximately $29.5 million incurred in the hotels and resorts division to fund the renovation of the Hotel Phillips, the division's investment in the common areas of the Timber Ridge Lodge and construction of a new parking garage at the Hilton Milwaukee City Center. In addition, capital expenditures of approximately $8.5 million were incurred in the limited-service lodging division and approximately $1.5 million were incurred by the theatre division to fund ongoing maintenance capital projects. The Company has not altered its maintenance capital expenditure plans as a result of the current economic environment, but did delay the start of some non-critical capital projects, many of which are now scheduled for completion during calendar 2002. The Company currently expects total capital expenditures during fiscal 2002 to be approximately $50-55 million, depending upon the timing of several projects.

         Net cash used by financing activities during the first three quarters of fiscal 2002 totaled $5.2 million compared to net cash provided by financing activities of $26.3 million during the first three quarters of fiscal 2001. As a result of the receipt of the proceeds from the sale of the Company's KFC restaurants at the end of the fiscal 2001 fourth quarter, increased cash provided by operating activities and reduced capital expenditures compared to the same period last year, the Company's net proceeds from issuance of notes payable and long-term debt totaled only $15.1 million during the first three quarters of fiscal 2002 compared to $48.4 million during the same period last year. The Company's principal payments on notes payable and long-term debt totaled $16.6 million during the first three quarters of fiscal 2002 compared to $13.6 million during the same period last year. Additionally, during the first three quarters of fiscal 2001, the Company repurchased 370,000 of its common shares pursuant to its stock repurchase program at a total cost of $4.2 million, compared to only a small number of shares repurchased during the first three quarters of fiscal 2002. At the end of the first three quarters of fiscal 2002, an additional 1.96 million shares may be repurchased under the existing Board of Directors' stock repurchase authorization. Any such repurchases would be expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

         Based upon the Company's expectation for reduced fiscal 2002 capital expenditure levels, the Company currently believes that its long-term debt at the end of fiscal 2002 will be at or below debt levels in place at the end of fiscal 2001. The Company's debt-capitalization ratio was 0.48 at February 28, 2002, compared to 0.49 at the prior fiscal year end.

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

PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits

               Exhibit 4.6 Third Supplement to Note Purchase Agreements dated April 1, 2002.

          b.   Reports on Form 8-K

               No Form 8-K was filed by the Company during the quarter to which this Form 10-Q relates.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE MARCUS CORPORATION

                                  (Registrant)


DATE:  April 12, 2002              By: /s/ Stephen H. Marcus
                                      ------------------------------------------
                                          Stephen H. Marcus,
                                          Chairman of the Board, President and
                                          Chief Executive Officer

DATE:  April 12, 2002              By: /s/ Douglas A. Neis
                                      ------------------------------------------
                                          Douglas A. Neis
                                          Chief Financial Officer and Treasurer