Form 10-K
period 2002-05-30
MARCUS CORP
filed 2002-08-27
CIK 62234

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                   Annual report pursuant to Section 13 of the
            Securities Exchange Act of 1934 for the fiscal year ended
                                 May 30, 2002 of

                             THE MARCUS CORPORATION

                     250 East Wisconsin Avenue - Suite 1700
                         Milwaukee, Wisconsin 53202-4220
                                 (414) 905-1000
                             A Wisconsin corporation
                   IRS Employer Identification No. 39-1139844
                           Commission File No. 1-12609



We have one class of securities registered pursuant to Section 12(b) of the Act: our Common Stock, $1 par value, which is registered on the New York Stock Exchange.

We do not have any securities registered pursuant to Section 12(g) of the Act.

We have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in our definitive proxy statement incorporated by reference in Part III of this Form 10-K.

The aggregate market value of the voting common equity held by non-affiliates as of August 20, 2002 was $262,591,930. This value includes all shares of our voting and non-voting common equity, except for shares beneficially owned by our directors and executive officers listed in Part I below.

As of August 20, 2002, there were 19,749,998 shares of our Common Stock, $1 par value, and 9,595,879 shares of our Class B, Common Stock, $1 par value, outstanding.

Portions of our definitive Proxy Statement for our 2002 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year and, upon such filing, will be incorporated by reference into Part III to the extent indicated therein.

                                     PART I

                Special Note Regarding Forward-Looking Statements

     Certain matters discussed in this Annual Report on Form 10-K and the accompanying annual report to shareholders, particularly in the Shareholders' Letter and Management's Discussion and Analysis, are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements will include words such as we "believe," "anticipate," "expect" or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (i) our ability to successfully define and build the Baymont brand within the "limited-service, mid-price without food and beverage" segment of the lodging industry; (ii) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division; (iii) the effects of increasing depreciation expenses and pre-opening and start-up costs due to the capital intensive nature of our businesses; (iv) the effects of adverse economic conditions in our markets, particularly with respect to our limited-service lodging and hotels and resorts divisions; (v) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (vi) the effects on our occupancy and room rates from the relative industry supply of available rooms at comparable lodging facilities in our markets; (vii) the effects of competitive conditions in the markets served by us; (viii) our ability to identify properties to acquire, develop and/or manage and continuing availability of funds for such development; (ix) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from the September 11, 2001 terrorist attacks on the United States, the United States' responses thereto and subsequent related hostilities; and (x) our lack of comprehensive terrorist attack insurance. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-K and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.   Business.

General

     We are engaged primarily in three business segments: limited-service lodging; movie theatres; and hotels and resorts. (As a result of the May 2001 sale of our KFC restaurants, our former restaurant business segment is presented as discontinued operations in our financial statements.)

     As of May 30, 2002, our limited-service lodging operations included a chain of 186 Baymont Inns & Suites limited-service facilities in 31 states, seven Woodfield Suites all-suite hotels in Wisconsin, Colorado, Ohio, Illinois and Texas and one Budgetel Inn in Wisconsin. A total of 85 of our Baymont Inns & Suites were owned and operated by us, nine were operated under joint venture agreements or management contracts and 92 were franchised.

     As of May 30, 2002, our theatre operations included 47 movie theatres with 490 screens throughout Wisconsin, Ohio, Illinois and Minnesota, including three Illinois movie theatres with 34 screens owned by a third party but managed by us. We also operate a family entertainment center, Funset Boulevard, that is adjacent to one of our theatres in Appleton, Wisconsin.

     As of May 30, 2002, our hotels and resorts operations included six owned and operated hotels and resorts in Wisconsin, California and Missouri. We also manage five hotels for third parties in Wisconsin, Minnesota, Texas and California and a vacation ownership development in Wisconsin.

     Each of these business segments is discussed in detail below.

Strategic Plan

     Our current strategic plans include the following goals and strategies:

o Continuing to define and build our Baymont Inns & Suites brand, with a goal to be the "best in class" in the mid-price without food and beverage segment of the lodging industry. We currently believe that most of our limited-service lodging division's anticipated future growth in earnings will ultimately come as a result of revenue growth at our Company-owned inns (as the brand captures a greater share of its segment of the industry) and from our emphasis on opening new franchised Baymont Inns and Baymont Inns & Suites. As of the end of fiscal 2002, 11 new franchised properties were under development, two to four of which are expected to open during fiscal 2003. As a result of the reduced demand for lodging and a constrained financing market for new hotel development in the aftermath of September 11, industry supply growth has also slowed considerably. Accordingly, we currently have significantly fewer new franchised inns in development than we would have expected at this time. As conditions improve, we hope to approve 25 to 35 new franchised properties per year over the next few fiscal years. By emphasizing franchising, we believe the Baymont brand may grow more rapidly, conserving our capital for other strategic purposes. We also anticipate exploring additional growth of the Baymont brand through potential acquisitions and joint venture investments, focusing on selected key strategic urban and suburban markets. Our first such planned joint venture involves the development of our first location in an important California market. We are also currently in the early stages of developing our first urban Baymont Inn & Suites in downtown Chicago, Illinois, with an opening expected sometime in fiscal 2004.

o Maximizing the return on our significant recent investments in movie theatres through both revenue and cost improvements. We have invested over $200 million in our theatre division over the last six fiscal years, more than doubling our number of Company-owned movie theatre screens from 219 at the end of fiscal 1996 to 456 screens at the end of fiscal 2002. We also offer stadium seating in approximately 85% of our first-run screens, the highest percentage in the industry. We also entered the theatre management business during fiscal 2002, signing an agreement to manage 34 screens for another owner, bringing the total number of screens owned or managed by our theatre division to 490 screens at year-end. With several of our smaller theatres scheduled for closing and several selected screen additions planned for existing locations, we do not anticipate our total screen count to significantly change during fiscal 2003, unless attractive acquisition opportunities present themselves.

o Maximizing the return on our significant recent investments in hotel projects and doubling the number of rooms either managed or owned by our hotels and resorts division to 6,000 rooms over the next three to five years. Many of the recent growth opportunities for our hotels and resorts division (Marcus Vacation Club, Hilton Madison, Hotel Phillips, Timber Ridge Lodge and Hilton Milwaukee improvements) required a lengthy development period during which significant capital was committed and the related pre-opening costs and early start-up losses reduced division operating income. We expect these recent development projects to provide earnings growth opportunities during fiscal 2003 and beyond. We anticipate that the majority of the potential growth in rooms managed will come from management contracts for other owners. In some cases, we may own a partial interest in the new managed properties. One strategy that we are currently exploring involves the creation of an equity fund that would invest in existing hotel properties. Under this strategy, we would make limited equity investments and would enter into management contracts to manage the properties for the fund.

     The actual number, mix and timing of potential future new facilities and expansions will depend in large part on industry and economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends, customer acceptance of the new Baymont brand, our ability to increase the number of franchised Baymont locations at a pace consistent with our current plans and the availability of attractive opportunities. It is likely that our growth goals will continue to evolve and change in response to these and other factors, and there can be no assurance that these current goals will be achieved. The terrorist attacks of September 11, 2001 were unprecedented. We are unable to predict with certainty if or when lodging demand will return to pre-September 11 levels. We believe that the uncertainty associated with the war on terrorism and possible future terrorist attacks will continue to hamper the travel and lodging industries during some or all of fiscal 2003. Any additional terrorist attacks may have a similar or worse effect on the lodging industry than that experienced as a result of the September 11 attacks.

Limited-Service Lodging Operations

Baymont Inns & Suites

     We own, operate or franchise a total of 186 limited-service facilities, with over 17,000 available guest rooms, under the name "Baymont Inns & Suites" in 31 states. A total of 92 of these Baymont Inns & Suites are owned and operated by franchisees, 85 are owned and operated by us and nine are operated by us under joint venture agreements or management contracts. During fiscal 2002, seven new properties owned and operated by our franchisees were opened. In addition, 11 new franchised properties and one new owned property were under construction or in development at fiscal year-end. During fiscal 2002, we sold one joint venture Baymont Inn & Suites to a franchisee.

     Targeted at the business traveler, Baymont Inns & Suites feature an upscale, contemporary exterior appearance, are generally located in high traffic commercial areas in close proximity to interstate highway exits and major thoroughfares and vary in size between 53 and 186 guest rooms. We believe that providing amenities usually associated with full-service hotels distinguishes Baymont Inns & Suites from many of their competitors. These amenities include executive conference centers, king-sized beds, free local telephone calls, incoming fax transmissions, non-smoking rooms, in-room coffee makers, remote control multi-channel televisions, extra-long telephone cords, large working desks, lobby breakfasts, two-room suites, 25-inch televisions, fitness facilities, voice mail, hair dryers, irons and ironing boards, complimentary copies of USA Today, name brand soap and shampoo, fluffy towels and a frequent stay reward program, Guest OvationsTM. To enhance customer security, all Baymont Inns & Suites feature "card key" room locking systems, well-lighted parking areas and all-night front desk staffing. The interior of each Baymont Inn & Suites is refurbished in accordance with a strict periodic schedule.

     In February 2002, we enhanced our Guest OvationsTM program by offering program members complimentary upgrades to our "Ovations Rooms." Our Ovations Rooms feature plush pillow-top mattresses, Down LiteTM pillows, free in-room bottled water, enhanced workstations with executive-sized desks, comfortable ergonomic chairs and task lamps with data ports. Ovations Rooms are also available to guests who are not members of our Guest OvationsTM program at an additional charge.

     Baymont Inns & Suites has a national franchise program and we have placed an increased emphasis on opening more franchised Baymont Inns & Suites, either by opening new facilities or by selling existing facilities to franchisees. Our franchisees pay an initial franchise fee and annual marketing assessments, reservation system assessments and royalty fees based on room revenues. We are qualified to sell, and anticipate ultimately selling, franchises in all 50 states. We have identified 15 to 20 owned Baymont Inns & Suites that we may sell to new and existing franchisees. We believe that this strategy gives our franchise partners the opportunity to develop a significant market presence while allowing us to use the sales proceeds for other growth opportunities, including developing Baymont Inns & Suites properties in new markets. Although this strategy will result in reduced revenues until the sales proceeds are reinvested, we expect that this strategy will ultimately increase our profitability.

Woodfield Suites

     We operate seven mid-priced, all-suite hotels under the name "Woodfield Suites" in Illinois, Wisconsin, Colorado, Ohio and Texas. Woodfield Suites offers all of its guests the use of a centrally-located swimming pool, whirlpool and game room. Most suites have a bedroom and separate living room and feature an extra-length bed, sleeper sofa for additional guests, microwave, refrigerator, wet bar, television and hair dryer and some suites have a kitchenette. All Woodfield Suites' guests receive a complimentary continental breakfast and are invited to a complimentary cocktail hour. Meeting rooms and two-line telephones equipped with dataports in every suite enhance Woodfield Suites' appeal to business travelers.

Budgetel Inn

     During fiscal 2002, we converted a Baymont Inn & Suites in Appleton, Wisconsin to a Budgetel Inn. This was done in order to preserve certain legal rights regarding the Budgetel name.

Hotels and Resorts Operations

The Pfister Hotel

     We own and operate the Pfister Hotel, which is located in downtown Milwaukee. The Pfister Hotel is a full service luxury hotel and has 307 guest rooms (including 82 luxury suites and 176 tower rooms that we renovated during fiscal 2002), three restaurants, two cocktail lounges and a 275-car parking ramp. The Pfister also has 24,000 square feet of banquet and convention facilities. The Pfister's banquet and meeting rooms accommodate up to 3,000 people and the hotel features two large ballrooms, including one of the largest ballrooms in the Milwaukee metropolitan area, with banquet seating for 1,200 people. A portion of the Pfister's first-floor space is leased for use by retail tenants. In fiscal 2002, the Pfister Hotel earned its 26th consecutive four-diamond award from the American Automobile Association. The Pfister is also a member of Preferred Hotels and Resorts Worldwide Association, an organization of independent luxury hotels and resorts, and the Association of Historic Hotels of America.

The Hilton Milwaukee City Center

     We also own and operate the 729-room Hilton Milwaukee City Center. Several aspects of Hilton's franchise program have benefited this hotel, including Hilton's international centralized reservation and marketing system, advertising cooperatives and frequent stay programs. The Hilton Milwaukee City Center has an indoor water park and family fun center that features water slides, swimming pools, a sand beach, lounge and restaurant. The hotel also has two cocktail lounges, two restaurants, including a new steak house opened during fiscal 2002 and a new 870-car parking ramp that opened in July 2002.

Hilton Madison at Monona Terrace

     We own and operate the 240-room Hilton Madison at Monona Terrace, which opened in 2001. The Hilton Madison, which also benefits from the aspects of Hilton's franchise program noted above, is connected by skywalk to the new Monona Terrace Convention Center, has four meeting rooms totaling 2,400 square feet, an indoor swimming pool, a fitness center, a lounge and a restaurant.

The Grand Geneva Resort & Spa

     We also own and operate the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin, which is the largest convention resort in Wisconsin. This full-facility destination resort is located on 1,300 acres and includes 355 guest rooms, 50,000 square feet of banquet, meeting and exhibit space, 6,600 square feet of ballroom space, three specialty restaurants, two cocktail lounges, two championship golf courses, several ski-hills, two indoor and five outdoor tennis courts, three swimming pools, a spa and fitness complex, horse stables and an on-site airport.

     We began selling units of a vacation ownership development that is adjacent to The Grand Geneva Resort & Spa during fiscal 2000 and operate 30 timeshare units and a timeshare sales center. An additional 32 units are expected to be built during fiscal 2003. Our timeshare owners can participate in exchange programs through Resort Condominiums International.

Miramonte Resort

     We own and operate the Miramonte Resort in Indian Wells, California, a boutique luxury resort located on 11 landscaped acres. The resort includes 14 two-story Tuscan style buildings with a total of 226 guest rooms, one restaurant, one lounge and 9,500 square feet of banquet, meeting and exhibit space, including a 5,000 square foot grand ballroom, a fully equipped fitness center and two outdoor swimming pools, each with an adjacent jacuzzi spa and sauna, outdoor meeting facilities and a golf concierge. During fiscal 2002, the Miramonte Resort earned its 4th consecutive four-diamond award from the American Automobile Association.

Hotel Phillips

     We purchased the Hotel Phillips, a 217-room hotel in Kansas City, Missouri, in fiscal 2000. We closed the property during fall of 2000 and undertook a complete restoration of this landmark hotel. The hotel, which reopened in September 2001, has conference rooms totaling 5,600 square feet of meeting space, a 2,300 square foot ballroom, a restaurant and a lounge.

Operated and Managed Hotels

     We operate the Crowne Plaza-Northstar Hotel in Minneapolis, Minnesota. The Crowne Plaza-Northstar Hotel is located in downtown Minneapolis and has 226 guest rooms, 13 meeting rooms, 6,370 square feet of ballroom and convention space, a restaurant, a cocktail lounge and an exercise facility.

     We manage the Hotel Mead in Wisconsin Rapids, Wisconsin. The Hotel Mead has 157 guest rooms, 10 meeting rooms totaling 14,000 square feet of meeting space, two cocktail lounges, two restaurants and an indoor pool with a sauna and whirlpool.

     We operate Beverly Garland's Holiday Inn in North Hollywood, California. The Beverly Garland has 257 guest rooms, including 12 suites, meeting space for up to 600, including an amphitheater and ballroom, an outdoor swimming pool and lighted tennis courts. The mission-style hotel is located on seven acres near Universal Studios.

     We also manage the Timber Ridge Lodge, an indoor/outdoor waterpark and condominium complex in Lake Geneva, Wisconsin. The Timber Ridge Lodge, which opened in 2001, is a 225-unit condominium hotel adjacent to our Grand Geneva Resort & Spa. The Timber Ridge Lodge has meeting rooms totaling 3,640 square feet, a general store, a restaurant-cafe, a snack bar and lounge, a state-of-the-art fitness center and an entertainment arcade.

     Finally, we operate the Hilton Garden Inn Houston NW/Chateau in Houston, Texas, which opened in May 2002. The Hilton Garden Inn has 171 guest rooms, a ballroom, a restaurant, a fitness center, a convenience mart and a swimming pool. The hotel is a part of Chateau Court, a 13 acre, European-style mixed-use development that also includes retail space and an office village.

Theatre Operations

     At the end of fiscal 2002, we owned or operated 47 movie theatre locations with a total of 490 screens in Wisconsin, Illinois, Minnesota and Ohio for an average of 10.4 screens per location, compared to an average of 9.8 screens per location at the end of fiscal 2001 and 9.4 at the end of fiscal 2000. Included in the fiscal 2002 totals are three theatres with 34 screens we manage for another owner. Our facilities include 18 megaplex theatres (12 or more screens), representing 58% of our total screens, 27 multiplex theatres (two to 11 screens) and two single-screen theatres. Our long-term growth strategy for the theatre division is to focus on megaplex theatres having between 12 and 20 screens, which typically vary in seating capacity from 150 to 450 seats per screen. Multi-screen theatres allow us to offer a more diversified selection of films to attract additional customers, exhibit movies in larger or smaller auditoriums within the same theatre depending on the popularity of the movie and benefit from having common box office, concession, projection and lobby facilities.

     We increased our total screen count by eight screens during fiscal 2002 due to the new managed theatres. During fiscal 2002, five theatres with a total of 26 screens were closed. We believe that we may close approximately five to seven theatres with 20 to 28 screens over the next three years with minimal impact on operating results. At fiscal year-end, we operated 469 first-run screens and 21 budget-oriented screens.

     Revenues for the theatre business, and the motion picture industry in general, are heavily dependent on many factors over which we have no control, including the general audience appeal of available films and studio marketing, advertising and support campaigns. Movie production has been stimulated by additional demand from ancillary markets such as home video, pay-per-view and cable television, as well as increased demand from foreign film markets. Fiscal 2002 featured such box office hits as Harry Potter and the Sorcerer's Stone, Lord of the Rings, Monsters, Inc., Spider-Man, Star Wars II: Attack of the Clones, Ice Age, A Beautiful Mind, Ocean's Eleven, Rush Hour 2 and Jurassic Park 3.

     We obtain our films from several national motion picture production and distribution companies and are not dependent on any single motion picture supplier. Our booking, advertising, concession purchases and promotional activities are handled centrally by our administrative staff.

     We strive to provide our movie patrons with high-quality picture and sound presentation in clean, comfortable, attractive and contemporary theatre environments. Substantially all of our movie theatre complexes feature either digital sound, Dolby or other stereo sound systems; acoustical ceilings; side wall insulation; engineered drapery folds to eliminate sound imbalance, reverberation and distortion; tiled floors; loge seats; cup-holder chair-arms; and computer-controlled heating, air conditioning and ventilation. We offer stadium seating, a tiered seating system that permits unobstructed viewing, at over 85% of our first-run screens. Computerized box offices permit all of our movie theatres to sell tickets in advance. Our theatres are accessible to persons with disabilities and provide wireless headphones for hearing-impaired moviegoers. Other amenities at certain theatres include THX auditoriums, which allow customers to hear the softest and loudest sounds and touch-screen, computerized, self-service ticket kiosks, which simplify advance ticket purchases. We also operate the Marcus Movie Hitline, which is a satellite-based automated telephone ticketing system that allows moviegoers to buy tickets to movies at any of 12 Marcus first-run theatres in the metropolitan Milwaukee area and our two theatres in Columbus, Ohio using a credit card. We own a minority interest in MovieTickets.com, a joint venture of movie and entertainment companies that was created to sell movie tickets over the internet and represents nearly 5,500 screens throughout the United States and Canada. As a result of our association with MovieTickets.com, moviegoers can buy tickets to movies at any of our first-run theatres via the internet and print them at home.

     We sell food and beverage concessions in all of our movie theatres. We believe that a wide variety of food and beverage items, properly merchandised, increases concession revenue per patron. Although popcorn and soda remain the traditional favorite with moviegoers, we continue to upgrade our available concessions by offering varied choices. For example, some of our theatres offer hot dogs, pizza, ice cream, pretzel bites, frozen yogurt, coffee, mineral water and juices.

     We also own a family entertainment center, Funset Boulevard, adjacent to our 11-screen movie theatre in Appleton, Wisconsin. Funset Boulevard features a 40,000 square foot Hollywood-themed indoor amusement facility that includes a restaurant, party room, laser tag center, virtual reality games, arcade, outdoor miniature golf course and batting cages.

Competition

     Each of our businesses experiences intense competition from national, regional and local chain and franchise operations, some of which have substantially greater financial and marketing resources than we have. Most of our facilities are located in close proximity to competing facilities.

     Our Baymont Inns & Suites compete with national limited-service lodging chains such as Hampton Inn (which is owned by Hilton Hotels Corporation), Fairfield Inn (which is owned by Marriott Corporation), Holiday Inn Express, Comfort Inn, as well as a large number of regional and local chains. Our Woodfield Suites compete with national chains such as Embassy Suites, Comfort Suites, AmeriSuites and Courtyard by Marriott as well as other regional and local all-suite facilities.

     Our hotels and resorts compete with the hotels and resorts operated by Hyatt Corporation, Marriott Corporation, Ramada Inns, Holiday Inns, Wyndham Hotels and others, along with other regional and local hotels and resorts.

     Our movie theatres compete with large national movie theatre operators, such as AMC Entertainment, Cinemark, Regal Cinemas, Loews Cineplex and Carmike Cinemas, as well as with a wide array of smaller first-run and discount exhibitors. Although movie exhibitors also generally compete with the home video, pay-per-view and cable television markets, we believe that such ancillary markets have assisted the growth of the movie theatre industry by encouraging the production of first-run movies released for initial movie theatre exhibition, which establishes the demand for such movies in these ancillary markets.

     We believe that the principal factors of competition in each of our businesses, in varying degrees, are the price and quality of the product, quality and location of our facilities and customer service. We believe that we are well positioned to compete on the basis of these factors.

Seasonality

     Historically, our first fiscal quarter has produced the strongest operating results because this period coincides with the typical summer seasonality of the movie theatre industry and the summer strength of our lodging businesses. Our third fiscal quarter has historically produced the weakest operating results primarily due to the effects of reduced travel during the winter months on our lodging businesses.

Research and Development

     Our research and development expenditures are not material.

Environmental Regulation

     We do not expect federal, state or local environmental legislation to have a material effect on our capital expenditures, earnings or competitive position. However, our activities in acquiring and selling real estate for business development purposes have been complicated by the continued emphasis our personnel must place on properly analyzing real estate sites for potential environmental problems. This circumstance has resulted in, and is expected to continue to result in, greater time and increased costs involved in acquiring and selling properties associated with our various businesses.

Employees

     As of the end of fiscal 2002, we had approximately 8,000 employees, a majority of whom were employed on a part-time basis. A majority of our hotel employees in Milwaukee, Wisconsin are covered by a collective bargaining agreement which expired June 15, 2002. Negotiations are continuing in a satisfactory manner with the union representing these employees and no impact upon our business is anticipated. A number of our hotel employees in Minneapolis, Minnesota are covered by collective bargaining agreements which expire in April 2005. Relations with employees have been satisfactory and we have not experienced any material work stoppages due to labor disputes.

Item 2.   Properties.

     We own the real estate of a substantial portion of our facilities, including, as of May 30, 2002, the Pfister Hotel, the Hilton Milwaukee City Center, the Hilton Madison at Monona Terrace, the Grand Geneva Resort & Spa, the Miramonte Resort and the Hotel Phillips, all of our company-owned Baymont Inns & Suites, all of the Woodfield Suites and the majority of our theatres. We lease the remainder of our facilities. As of May 30, 2002, we also managed five hotel properties and three theatres that are owned by third parties. Additionally, we own properties acquired for the future construction and operation of new facilities. All of our properties are suitably maintained and adequately utilized to cover the respective business segment served.

     Our owned, leased and franchised properties are summarized, as of May 30, 2002, in the following table:

                                 Total Number               Leased from     Managed     Managed for
                                 of Facilities               Unrelated    for Related    Unrelated       Owned By
   Business Segment              in Operation    Owned(1)     Parties       Parties       Parties     Franchisees(2)
--------------------------------------------------------------------------------------------------------------------
Theatres:
  Movie Theatres                       47            34          10             0            3               0
  Family Entertainment Center           1             1           0             0            0               0
--------------------------------------------------------------------------------------------------------------------
Hotels and Resorts:
  Hotels                                9             4           0             0            5               0
  Resorts                               2             2           0             0            0               0
  Vacation Ownership                    1             0           0             0            1               0
--------------------------------------------------------------------------------------------------------------------
Limited-Service Lodging:
  Baymont Inns & Suites               186            85           0             8            1              92
  Woodfield Suites                      7             7           0             0            0               0
  Budgetel Inns                         1             1           0             0            0               0
--------------------------------------------------------------------------------------------------------------------
          Total                       254           134          10             8           10              92
====================================================================================================================

(1) Two of the movie theatres and two of the Baymont Inns & Suites are on land leased from unrelated parties under long-term leases. One of the Baymont Inns & Suites and one of the Woodfield Suites are located on land leased from related parties. Our partnership interests in eight Baymont Inns & Suites that we manage are not included in this column.

(2) We own a partial interest in two franchised Baymont Inns & Suites, one of which we manage.

     Certain of the above individual properties or facilities are subject to purchase money or construction mortgages or commercial lease financing arrangements, but we do not consider these encumbrances, individually or in the aggregate, to be material.

     Over 90% of our operating property leases expire on various dates after the end of fiscal 2003 (assuming we exercise all of our renewal and extension options).

Item 3.   Legal Proceedings.

     We do not believe that any pending legal proceedings involving us are material to our business. No legal proceeding required to be disclosed under this item was terminated during the fourth quarter of our 2002 fiscal year.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of our shareholders during the fourth quarter of our 2002 fiscal year.

                          EXECUTIVE OFFICERS OF COMPANY

     Each of our executive officers is identified below together with information about each officer's age, position and employment history for at least the past five years:

       Name                             Position                           Age
--------------------------------------------------------------------------------
Stephen H. Marcus            Chairman of the Board, President               67
                              and Chief Executive Officer
Bruce J. Olson               Group Vice President                           52
H. Fred Delmenhorst          Vice President-Human Resources                 61
Thomas F. Kissinger          General Counsel and Secretary                  42
Douglas A. Neis              Chief Financial Officer and Treasurer          43
--------------------------------------------------------------------------------

     Stephen H. Marcus has been our Chairman of the Board since December 1991 and our President and Chief Executive Officer since December 1988. Mr. Marcus has worked at the company for 40 years.

     Bruce J. Olson has been employed in his present position with us since July 1991. He was elected to serve on our Board of Directors in April 1996. Mr. Olson previously served as our Vice President-Administration and Planning from September 1987 until July 1991 and as Executive Vice President and Chief Operating Officer of Marcus Theatres Corporation from August 1978 until October 1988, when he was appointed President of that corporation. Mr. Olson joined the company in 1974.

     H. Fred Delmenhorst has been our Vice President-Human Resources since he joined the company in December 1984.

     Thomas F. Kissinger joined the company in August 1993 as Secretary and Director of Legal Affairs and in August 1995, he was promoted to General Counsel and Secretary. Prior thereto, Mr. Kissinger was associated with the law firm of Foley & Lardner for five years.

     Douglas A. Neis joined the company in February 1986 as Controller of the Marcus Theatres division and in November 1987, he was promoted to Controller of Marcus Restaurants. In July 1991, Mr. Neis was appointed Vice President of Planning and Administration for Marcus Restaurants. In September 1994, Mr. Neis was also named as our Director of Technology and in September 1995 he was elected as our Corporate Controller. In September 1996, Mr. Neis was promoted to our Chief Financial Officer and Treasurer.

     Our executive officers are generally elected annually by the Board of Directors after the annual meeting of shareholders. Each executive officer holds office until his successor has been duly qualified and elected or until his earlier death, resignation or removal.

                                     PART II

Item 5.   Market for the Company's Common Equity and Related Shareholder
          Matters.

     Our Common Stock, $1 par value, is listed and traded on the New York Stock Exchange under the ticker symbol "MCS." Our Class B Common Stock, $1 par value, is neither listed nor traded on any exchange. During each quarter of fiscal 2001 and 2002, we paid a dividend of $0.055 per share of our Common Stock and $0.05 per share of our Class B Common Stock. On August 20, 2002, there were 2,082 shareholders of record of our Common Stock and 42 shareholders of record of our Class B Common Stock. The following table lists the high and low sale prices of our Common Stock for the periods indicated:

Fiscal 2002            1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
--------------------------------------------------------------------------------
High                      $15.72         $14.21         $15.80         $17.98
Low                        13.45          10.59          13.45          13.02
--------------------------------------------------------------------------------

Fiscal 2001            1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
--------------------------------------------------------------------------------
High                      $12.88         $15.25        $15.42         $15.42
Low                        10.13          10.13         11.13          13.32
--------------------------------------------------------------------------------

Item 6.   Selected Financial Data.

Eleven-Year Financial Summary

                          2002     2001(2)     2000      1999    1998(3)     1997    1996(4)     1995    1994(5)     1993     1992
------------------------------------------------------------------------------------------------------------------------------------
Operating Results
(in thousands)
Revenues(7)             $389,833   375,335   348,130   332,179   303,881   273,693   234,325   201,472   169,680   151,662   146,117
Earnings from
 continuing
 operations(7)          $ 22,460    12,740    21,238    20,958    26,343    29,254    27,885        --        --        --        --
Net earnings            $ 22,460    21,776    22,622    23,144    28,444    30,881    42,307    24,136    22,829    16,482    13,289
------------------------------------------------------------------------------------------------------------------------------------
Common Stock Data(1)
Earnings per share -
  continuing
operations(7)           $    .76       .43       .71       .70       .87       .98       .94       --         --        --        --
Net earnings per
 share                  $    .76       .74       .76       .77       .94      1.04      1.42      .82        .77       .63       .52
Cash dividends per
 share                  $    .22       .22       .22       .22       .22       .20    .23(6)      .15        .13       .11       .10
Weighted average
 shares outstanding
 (in thousands)           29,470    29,345    29,828    30,105    30,293    29,745    29,712   29,537     29,492    26,208    25,325
Book value per share    $  12.07     11.57     11.03     10.48     10.00      9.37      8.51     7.29       6.61      5.95      4.97
------------------------------------------------------------------------------------------------------------------------------------
Financial Position
(in thousands)
Total assets            $774,786   758,659   725,149   676,116   608,504   521,957   455,315  407,082    361,606   309,455   274,394
Long-term debt          $299,761   310,239   286,344   264,270   205,632   168,065   127,135  116,364    107,681    78,995   100,032
Shareholders' equity    $354,068   337,701   325,247   313,574   302,531   277,293   251,248  214,464    193,918   173,980   124,874
Capital expenditures
 and other              $ 48,899    96,748    99,492   111,843   115,880   107,514    83,689   77,083     75,825    47,237    27,238
------------------------------------------------------------------------------------------------------------------------------------
Financial Ratios
Current ratio                .51       .40       .41       .45       .43       .39       .62      .41        .67       .90       .73
Debt/capitalization
 ratio                       .48       .49       .48       .47       .42       .39       .35      .37        .37       .34       .46
Return on average
 shareholders' equity       6.5%      6.6%      7.1%      7.5%      9.8%     11.7%     18.2%    11.8%      12.4%     11.0%     11.1%
------------------------------------------------------------------------------------------------------------------------------------

                  Return on
                   Average
Shareholders'    Shareholders'    Book Value                        Dividends
   Equity           Equity        Per Share(1)    Total Assets     Per Share(1)
-------------    -------------    ------------    -------------    ------------
(in millions)                                     (in millions)


                               [OBJECT OMITTED]


(1) All per share and shares outstanding data is on a diluted basis and has been adjusted to reflect stock splits in 1998, 1996 and 1993.
(2) Includes gain of $7.8 million or $0.27 per share on sale of discontinued operations and impairment charge of $2.1 million or $0.07 per share.
(3) Includes charge of $2.3 million or $0.08 per share for costs associated with the Baymont name change.
(4) Includes gain of $14.8 million or $0.49 per share on sale of certain restaurant locations.
(5) Includes gain of $1.8 million or $0.06 per share for cumulative effect of change in accounting for income taxes.
(6) Includes annual dividend of $0.18 per share and one quarterly dividend of $0.05 per share.
(7) Restated to present restaurant operations as discontinued operations and to reflect early adoption of EITF No. 00-14, "Accounting for Certain Sales Incentives."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
General

     We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2002 and fiscal 2000 were 52-week years, while fiscal 2001 was a 53-week year. Our upcoming fiscal 2003 will be a 52-week year.

     We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in three business segments: limited-service lodging, theatres and hotels/resorts. As a result of the sale of our KFC restaurants during fiscal 2001, the restaurant business segment has been presented as discontinued operations in the accompanying financial statements and in this discussion.

     Historically, our first fiscal quarter has produced the strongest operating results because this period coincides with the typical summer seasonality of the movie theatre industry and the summer strength of our lodging businesses. Our third fiscal quarter has historically produced the weakest operating results primarily due to the effects of reduced travel during the winter months on our lodging businesses.

     An outstanding year for our movie theatres, reduced interest rates and the favorable impact of historic tax credits related to our Kansas City Hotel Phillips project contributed to increased net earnings during fiscal 2002, despite a difficult year for our two lodging divisions. The economic downturn, which actually started during the latter half of fiscal 2001 and was accentuated by the aftermath of the September 11 terrorist attacks, resulted in a significant decline in lodging demand during fiscal 2002, particularly from our core business customers. In fact, the lodging industry's decline in demand during this time period was the worst the industry has experienced in the past 30 years. As a result, the operating results of our lodging divisions were adversely impacted during this past year, particularly during our fiscal second quarter (September through November).

Consolidated Financial Comparisons

     The following table sets forth revenues, operating income, earnings from continuing operations, net earnings and earnings per share for the past three fiscal years (in millions, except for per share and percentage change data):

---------------------------------------------------------------------------------------------
                                                Change F02 v. F01           Change F01 v. F00
---------------------------------------------------------------------------------------------
                             2002     2001(1)     Amt.     Pct.     2000      Amt.      Pct.
---------------------------------------------------------------------------------------------
Revenues                    $389.8    $375.3     $14.5     3.9%    $348.1    $27.2       7.8%
Operating income              47.5      38.8       8.7    22.2%      48.1     (9.3)    -19.3%
Earnings from
 continuing operations        22.5      12.7       9.8    76.3%      21.2     (8.5)    -40.0%
Net earnings                  22.5      21.8       0.7     3.1%      22.6     (0.8)     -3.7%
Earnings per share -
 Diluted:
  Continuing operations      $ .76     $ .43     $ .33    76.7%      $.71    $(.28)    -39.4%
  Net earnings per share       .76       .74       .02     2.7%       .76     (.02)     -2.6%
---------------------------------------------------------------------------------------------

(1) Fiscal 2001 operating results include a $2.1 million after-tax, non-cash impairment charge ($3.5 million before-tax) related to our theatre division IMAX(R) operations (a detailed discussion of this item is included under the Theatres section). Excluding the asset impairment charge, operating income from continuing operations during fiscal 2001 totaled $42.3 million, earnings from continuing operations totaled $14.8 million and diluted earnings per share from continuing operations totaled $.50 per share.

     Our theatre and hotels/resorts divisions contributed to the increase in revenues during both fiscal years. Our limited-service lodging division revenues decreased during fiscal 2002 after increasing slightly during fiscal 2001. Comparisons to our fiscal 2001 revenues are impacted by the additional week of operations that we reported during that year. The extra week during fiscal 2001 contributed $8.6 million in revenues to our fourth quarter and year-end results.

     Effective June 1, 2001, we elected to early adopt Emerging Issues Task Force (EITF) No. 00-14, "Accounting for Certain Sales Incentives." For comparison purposes, certain discounts previously accounted for as a marketing expense in fiscal 2001 and fiscal 2000 have been reclassified as a reduction of revenues (see Note 1 to the consolidated financial statements, New Accounting Pronouncements).

     A record operating performance from our theatre division resulted in an increase in overall operating income (earnings before other income/expense and income taxes), despite decreases in operating income from our two lodging divisions. Comparisons to last year's results are adversely impacted by the additional week of operations that we reported during fiscal 2001. The extra week contributed $2.4 million in operating income to last year's fourth quarter and year-end results. On the other hand, significantly reduced utility and snow removal costs during fiscal 2002 compared to last year favorably impacted each of our divisions by a total of $1.9 million and $690,000, respectively. These same utility and snow removal costs increased during fiscal 2001 and negatively impacted each of our divisions by an aggregate of $2.1 million and $600,000, respectively, compared to fiscal 2000. Overall, reduced operating income from our limited-service lodging division accounted for the majority of the decrease in our operating income during fiscal 2001 compared to fiscal 2000 results (excluding the impact of the asset impairment charge).

     In addition to our increased fiscal 2002 operating income, reduced interest expense, increased gains on the disposition of property, equipment and investments in joint ventures and a reduced effective income tax rate contributed to our increased earnings from continuing operations and net earnings during fiscal 2002. Comparisons of our fiscal 2002 earnings from continuing operations and net earnings to prior year results are negatively impacted by a non-taxable gain of $1.6 million recognized during fiscal 2001 from insurance contracts on the life of the Company's founder, Ben Marcus. Increased interest expense and reduced gains on disposition of property and equipment, offset by the gain on insurance contracts, contributed to our decreased earnings from continuing operations during fiscal 2001 compared to fiscal 2000.

     Our net interest expense, net of investment income, totaled $16.4 million for fiscal 2002. This represented a decrease of $4.0 million, or 19.4%, from fiscal 2001 net interest expense of $20.4 million. This decrease was primarily the result of lower short-term interest rates, in addition to decreased long-term debt levels. Our total long-term debt was lower than last year throughout this year due to the receipt of proceeds from the sale of our KFC restaurants in May 2001, increased cash generated from operations and reduced capital expenditures during fiscal 2002. Fiscal 2001 net interest expense increased $3.9 million, or 23.6%, over fiscal 2000 net interest expense of $16.5 million. This increase was the result of additional borrowings in fiscal 2001 and fiscal 2000 used to help finance our capital expansion program and stock repurchase program, partially offset by increased investment income and capitalized interest.

     We recognized gains on disposition of property, equipment and investments in joint ventures from continuing operations of $2.5 million during fiscal 2002, compared to gains on disposition of property and equipment of $300,000 and $4.3 million during fiscal 2001 and 2000, respectively. The majority of the fiscal 2002 gain was the result of a sale of a joint venture Baymont Inn & Suites property during the first quarter of the year, with the remainder of the gain arising from the sale of excess land at our Grand Geneva property to the developer of the Timber Ridge Lodge project. The timing of our periodic sales of property and equipment results in variations in the gains or losses that we report on disposition of property and equipment each year. We had plans during fiscal 2002 to sell additional selected Baymont Inns & Suites and other assets, but a tight financing environment resulting from the deteriorating economic conditions in the aftermath of the September 11 terrorist attacks made it difficult to sell these assets during the year. If economic conditions and the financing environment for potential buyers improves during fiscal 2003, we believe that additional gains on disposition of property and equipment may be recognized during the coming year.

     We reported income tax expense on continuing operations for fiscal 2002 of $11.0 million, an increase of $3.5 million over fiscal 2001. Our effective tax rate for fiscal 2002 was 33.0%, compared to 37.2% in fiscal 2001 and 40.7% in fiscal 2000. The significantly lower effective tax rate during the current year was the result of the favorable impact of federal and state historic tax credits related to the renovation of the Hotel Phillips in Kansas City, Missouri. Without these historic tax credits, our fiscal 2002 net earnings would have been approximately $2.6 million or $.09 per share lower than we reported. Our effective income tax rate for fiscal 2001 declined as a result of the non-taxable gain on insurance contracts. We anticipate that our effective tax rate during fiscal 2003 will return to levels more closely approximating the fiscal 2000 tax rate.

     Net earnings during fiscal 2001 included after-tax income from discontinued operations of $1.2 million, or $.04 per share, and an after-tax gain on the disposal of our discontinued restaurant operations during the fourth quarter of $7.8 million, or $.27 per share (a detailed discussion of this item is included in the Discontinued Operations section). Fiscal 2000 net earnings included after-tax income from discontinued operations of $1.4 million, or $.05 per share. Weighted average shares outstanding were 29.5 million for fiscal 2002,
29.3 million for fiscal 2001 and 29.8 million for fiscal 2000. All per share data is presented on a diluted basis.

     We adopted Statement of Financial Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective June 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. We completed the required transitional impairment test and deemed that no impairment loss was necessary. Any subsequent impairment losses will be reflected in our operating income in the income statement. With the adoption of SFAS No. 142, we ceased amortization of goodwill with a book value of $11.8 million as of June 1, 2001. The majority of this goodwill resulted from prior theatre acquisitions. Had amortization of goodwill not been recorded in fiscal 2001 and 2000, net earnings would have increased by approximately $564,000, net of taxes, and earnings per share would have increased by $.02 for each year.

Current Plans

     We incurred approximately $49 million in aggregate capital expenditures during fiscal 2002 after averaging over $100 million per year during the prior six fiscal years. We entered this year with plans to spend approximately $65 to $75 million, but we took steps to reduce non-essential capital spending in response to the September 11 terrorist attacks. We currently anticipate that our capital expenditures during fiscal 2003 will again be in the $65 to $75 million range, but we will continue to monitor our operating results and economic conditions so that we can respond appropriately.

     Our current strategic plans include the following goals and strategies:

o Continuing to define and build our Baymont Inns & Suites brand, with a goal to be the "best in class" in the mid-price without food and beverage segment of the lodging industry. We currently believe that most of our limited-service lodging division's anticipated future growth in earnings will ultimately come as a result of revenue growth at our Company-owned inns (as the brand captures a greater share of its segment of the industry) and from our emphasis on opening new franchised Baymont Inns and Baymont Inns & Suites. As of the end of fiscal 2002, 11 new franchised properties were under development, two to four of which are expected to open during fiscal 2003. As a result of the reduced demand for lodging and a constrained financing market for new hotel development in the aftermath of September 11, industry supply growth has also slowed considerably. Accordingly, we currently have significantly fewer new franchised inns in development than we would have expected at this time. As conditions improve, we hope to approve 25 to 35 new franchised properties per year over the next few fiscal years. By emphasizing franchising, we believe the Baymont brand may grow more rapidly, conserving our capital for other strategic purposes. We also anticipate exploring additional growth of the Baymont brand through potential acquisitions and joint venture investments, focusing on selected key strategic urban and suburban markets. Our first such planned joint venture involves the development of our first location in an important California market. We are also currently in the early stages of developing our first urban Baymont Inn & Suites in downtown Chicago, Illinois, with an opening expected sometime in fiscal 2004.

o Maximizing the return on our significant recent investments in movie theatres through both revenue and cost improvements. We have invested over $200 million in our theatre division over the last six fiscal years, more than doubling our number of Company-owned movie theatre screens from 219 at the end of fiscal 1996 to 456 screens at the end of fiscal 2002. We also offer stadium seating in approximately 85% of our first-run screens, the highest percentage in the industry. We also entered the theatre management business during fiscal 2002, signing an agreement to manage 34 screens for another owner, bringing the total number of screens owned or managed by our theatre division to 490 screens at year-end. With several of our smaller theatres scheduled for closing and several selected screen additions planned for existing locations, we do not anticipate our total screen count to significantly change during fiscal 2003, unless attractive acquisition opportunities present themselves.

o Maximizing the return on our significant recent investments in hotel projects and doubling the number of rooms either managed or owned by our hotels and resorts division to 6,000 rooms over the next three to five years. Many of the recent growth opportunities for our hotels and resorts division (Marcus Vacation Club, Hilton Madison, Hotel Phillips, Timber Ridge Lodge and Hilton Milwaukee improvements) required a lengthy development period during which significant capital was committed and the related pre-opening costs and early start-up losses reduced division operating income. We expect these recent development projects to provide earnings growth opportunities during fiscal 2003 and beyond. We anticipate that the majority of the potential growth in rooms managed will come from management contracts for other owners. In some cases, we may own a partial interest in the new managed properties. One strategy that we are currently exploring involves the creation of an equity fund that would invest in existing hotel properties. Under this strategy, we would make limited equity investments and would enter into management contracts to manage the properties for the fund.

     The actual number, mix and timing of potential future new facilities and expansions will depend in large part on industry and economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends, customer acceptance of the new Baymont brand, our ability to increase the number of franchised Baymont locations at a pace consistent with our current plans and the availability of attractive opportunities. It is likely that our growth goals will continue to evolve and change in response to these and other factors, and there can be no assurance that these current goals will be achieved. The terrorist attacks of September 11, 2001 were unprecedented. We are unable to predict with certainty if or when lodging demand will return to pre-September 11 levels. We believe that the uncertainty associated with the war on terrorism and possible future terrorist attacks will continue to hamper the travel and lodging industries during some or all of fiscal 2003. Any additional terrorist attacks may have a similar or worse effect on the lodging industry than that experienced as a result of the September 11 attacks.

Theatres

     Our oldest and largest division is our theatre division. The theatre division contributed 37.8% of our consolidated revenues and 63.7% of our consolidated operating income, excluding corporate items, during fiscal 2002. The theatre division operates motion picture theatres in Wisconsin, Illinois, Ohio and Minnesota, and a family entertainment center in Wisconsin. The following tables set forth revenues, operating income, operating margin, screens and theatres for the last three fiscal years:

--------------------------------------------------------------------------------
                                       Change F02 v. F01       Change F01 v. F00
--------------------------------------------------------------------------------
                    2002        2001      Amt.    Pct.     2000   Amt.   Pct.
--------------------------------------------------------------------------------
                                 (in millions, except percentages)

Revenues           $147.3    $127.5      $19.8   15.6%   $122.3   $5.2   4.3%
Operating income     34.7      22.1(1)    12.6   57.0%     22.0    0.1   0.4%
Operating margin     23.5%     17.3%(1)                    18.0%
--------------------------------------------------------------------------------
(1)  Excludes $3.5 million before-tax impairment charge

Number of screens and locations at fiscal year-end
--------------------------------------------------------------------------------
                                                2002        2001       2000
--------------------------------------------------------------------------------
Theatre screens                                490(1)        482        470
Theatre locations                               47(1)         49         50
--------------------------------------------------------------------------------
  Average screens per location                  10.4         9.8        9.4
--------------------------------------------------------------------------------
(1)  Includes 34 screens at three locations managed for another owner.

     The significant increase in theatre division revenues during fiscal 2002 compared to the prior year occurred despite the fact that fiscal 2001 results included an additional week of operations. The additional week of operations included in the theatre division's fiscal 2001 results contributed $3.8 million to total theatre division revenues, accounting for the majority of the fiscal 2001 revenue increase compared to fiscal 2000. The additional week of operations included the traditionally strong Memorial Day holiday weekend. New screens added during fiscal 2001 and fiscal 2000 also contributed to the revenue increases during each year. Consistent with our long-term strategic plan to focus on operating large multi-screen theatres, we added 17 new screens to five existing theatres during fiscal 2001, including our second large UltraScreen(TM), which opened at a Madison, Wisconsin location. No new screens were added during fiscal 2002. The new screens added during fiscal 2001 generated additional revenues of $300,000 to fiscal 2002 revenues compared to fiscal 2001 and $9.3 million to fiscal 2001 revenues compared to fiscal 2000. As of May 30, 2002, we operated 469 first-run screens and 21 budget screens. Compared to first-run theatres, budget theatres generally have lower box office revenues and associated film costs, but higher concession sales as a percentage of box office revenue.

     Five theatres with a total of 26 screens were closed during fiscal 2002, negatively impacting this year's theatre division revenues by $1.3 million with minimal impact on operating income. One theatre with a total of six screens was closed during fiscal 2001. In addition, a four-screen theatre in Stevens Point, Wisconsin was sold and a five-screen theatre in Wausau, Wisconsin was purchased. These transactions had minimal impact on operations in fiscal 2001. We have identified approximately five to seven theatres with 20-28 screens that we may close over the next three years with minimal impact on operating results.

     The following table further breaks down revenues for the theatre division for the last three fiscal years:

--------------------------------------------------------------------------------
                                      Change F02 v. F01        Change F01 v. F00
--------------------------------------------------------------------------------
                       2002     2001     Amt.    Pct.    2000    Amt.    Pct.
--------------------------------------------------------------------------------
                                   (in millions, except percentages)
Box office receipts   $ 96.5   $ 84.5   $12.0   14.2%   $ 81.6   $2.9    3.5%
Concession revenues     45.3     38.1     7.2   18.8%     36.5    1.6    4.6%
Other revenues           5.5      4.9     0.6   14.2%      4.2    0.7   16.0%
--------------------------------------------------------------------------------
  Total revenues      $147.3   $127.5   $19.8   15.6%   $122.3   $5.2    4.3%
================================================================================

     Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. This was particularly evident during the last two fiscal years. Total theatre attendance increased 9.9% during fiscal 2002 compared to the prior year. This compares to a 0.3% decrease in total attendance during fiscal 2001 compared to fiscal 2000. Attendance at our comparable locations increased 11.2% during fiscal 2002 and decreased 7.3% during fiscal 2001, compared to the previous years. While additional competitive theatre screens in several of our markets had some negative impact on our attendance during both fiscal years, the primary factor contributing to the increase in attendance during fiscal 2002 and decrease in attendance during fiscal 2001 was the quality and quantity of film product during each respective year.

     Fiscal 2002 was a record year at the box office both nationally and for our theatre division. In a year of multiple blockbusters, our top 15 performing films accounted for 37% of our total box office receipts, compared to 34% for our top 15 films during fiscal 2001. Four fiscal 2002 films produced box office receipts in excess of $3 million. Surprisingly, not one of our top eight performing films during fiscal 2002 was a summer movie, a time during which blockbuster films are often showcased. The following 10 fiscal 2002 films produced box office receipts in excess of $2 million: Harry Potter and the Sorcerer's Stone, Lord of the Rings, Monsters, Inc., Spider-Man, Star Wars II:
Attack of the Clones, Ice Age, A Beautiful Mind, Ocean's Eleven, Rush Hour 2 and Jurassic Park 3. Only five films topped the $2 million level for box office receipts during fiscal 2001: How the Grinch Stole Christmas, Cast Away, What Women Want, The Perfect Storm and Meet the Parents. We played 183, 170 and 172 films at our theatres during fiscal years 2002, 2001 and 2000, respectively. Included in the total films played were 2, 6 and 10 new IMAX(R) films during each fiscal year, respectively.

     Our average ticket price increased 3.8% and 3.9% during fiscal 2002 and fiscal 2001, respectively, compared to the prior year. Ticket prices were increased during each fiscal year in order to reflect the significant investments in stadium seating and digital sound that have been made in the majority of our theatres. First-run theatre average ticket prices increased 3.1% during fiscal 2002 and 3.7% during fiscal 2001, compared to the respective prior years.

     Our average concession sales per person increased 7.9% and 4.8% during fiscal years 2002 and 2001, respectively. Average concession sales per person are impacted by changes in concession pricing, types of films played and changes in our geographic mix of theatre locations. Many of the top films during fiscal 2002 were excellent family fare, which traditionally produce better than average concession sales.

     Our theatre division's operating margin increased to 23.5% during fiscal 2002, compared to 17.3% and 18.0% in fiscal 2001 and 2000, respectively. Contributing to the improved fiscal 2002 operating margin were increased concession revenues, reduced utility and snow removal costs and reduced advertising costs. The fiscal 2001 operating margin declined despite the additional week of operations included in the theatre division's fiscal 2001 results, which contributed approximately $1.3 million to fiscal 2001 operating income. Fiscal 2001 and fiscal 2000 operating margins were impacted by the disappointing film product and increased occupancy expenses associated with recent capital investments. Fiscal 2001 operating results were also negatively impacted by high utility costs, unusually high snow removal costs during December 2000, and significant losses from our two IMAX(R) theatre screens.

     Under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," during fiscal 2001, we evaluated the recoverability of the assets related to our two IMAX(R) theatre screens, and determined that the estimated future undiscounted cash flows were less than the carrying value of these assets. Based upon discounted estimated cash flows, we believe that the IMAX(R) related assets have minimal fair value and, accordingly, the approximately $3.5 million carrying value of the assets was written off during fiscal 2001. We believe that the performance of our IMAX(R) theatres has not met expectations because of the lack of commercially viable film product for this format. As a result, we will occasionally feature traditional 35 millimeter film product on these screens when viable IMAX(R) film product is not available. We currently plan to continue operating our two IMAX(R) theatres for the foreseeable future and we are encouraged by recent film releases and announcements for future film development.

     During the fourth quarter of fiscal 2002, we entered the theatre management contract business by signing an agreement to manage 34 screens at three inner-city Chicago locations for another owner. Having experience with management contracts in our hotels and resorts division, we believe that providing theatre management expertise to third party owners for a fee can be a profitable business strategy for our theatre division, increasing the number of screens managed by our existing management team without a capital investment on our part. We are currently pursuing additional management contract opportunities.

     During fiscal 2003 and beyond, we expect to make additional selected investments in new screens at existing strategic locations. We believe that our long-term competitive position has been strengthened as a result of our significant capital investments over the past few years. Although it is difficult to predict future box office performance, film product for the remainder of calendar 2002 appears very strong, with the first half of the summer outperforming our prior year and much anticipated sequels to Harry Potter and Lord of the Rings due to be released later in 2002. Unless film product during the second half of fiscal 2003 significantly underperforms compared to fiscal 2002 third and fourth quarter films, we expect fiscal 2003 to be another strong year for our theatre division.

Limited-Service Lodging

     Our second largest division is the limited-service lodging division, which contributed 32.2% of our consolidated revenues and 24.8% of our consolidated operating income, excluding corporate items, during fiscal 2002. The division's business consists of owning and franchising Baymont Inns & Suites and Woodfield Suites, which respectively operate in the segments of the lodging industry designated as "limited-service mid-price without food and beverage" and "limited-service all-suites." We also own and operate one Budgetel Inn. During fiscal 2002, we converted a Baymont Inn & Suites in Appleton, Wisconsin back to a Budgetel Inn in order to preserve certain legal rights regarding the Budgetel name. The following tables set forth revenues, operating income, operating margin, number of units and rooms data for the limited-service lodging division for the last three fiscal years:

--------------------------------------------------------------------------------
                                    Change F02 v. F01          Change F01 v. F00
--------------------------------------------------------------------------------
                    2002     2001     Amt.      Pct.     2000    Amt.     Pct.
--------------------------------------------------------------------------------
                                   (in millions, except percentages)
Revenues           $125.7   $136.6   $(10.9)    -8.0%   $134.2   $2.4      1.8%
Operating income     13.5     16.3     (2.8)   -17.2%     21.0   (4.7)   -22.3%
Operating margin    10.7%    11.9%                       15.6%
--------------------------------------------------------------------------------

Number of units at fiscal year-end
--------------------------------------------------------------------------------
                                                  2002       2001       2000
--------------------------------------------------------------------------------
Baymont Inns & Suites
  Company-owned                                     85         86         85
  Managed for joint ventures/others                  9         10         10
  Franchised                                        92         88         76
--------------------------------------------------------------------------------
    Total Baymont Inns & Suites                    186        184        171
================================================================================
Budgetel Inns                                        1          -          -
--------------------------------------------------------------------------------
Woodfield Suites                                     7          7          7
--------------------------------------------------------------------------------
    Total number of units                          194        191        178
================================================================================

Available rooms at fiscal year-end
--------------------------------------------------------------------------------
                                                  2002       2001       2000
--------------------------------------------------------------------------------
Baymont Inns & Suites
  Company-owned                                   8,681      8,802      8,756
  Managed for joint ventures/others               1,012      1,119      1,121
  Franchised                                      7,988      7,782      6,775
--------------------------------------------------------------------------------
    Total Baymont Inns & Suites                  17,681     17,703     16,652
================================================================================
Budgetel Inns                                        82          -          -
--------------------------------------------------------------------------------
Woodfield Suites                                    889        889        889
--------------------------------------------------------------------------------
    Total available rooms                        18,652     18,592     17,541
================================================================================

     The additional week of operations included in our limited-service lodging division's fiscal 2001 results contributed $2.4 million to total fiscal 2001 revenues, negatively impacting fiscal 2002 comparisons to prior year revenues and accounting for the entire increase in revenues during fiscal 2001. The average daily room rate ("ADR") at comparable Baymont Inns & Suites decreased 2.5% during fiscal 2002 and increased 10.0% during fiscal 2001 compared to the respective prior year. Our ADR for fiscal 2002 was just over $54, which is relatively low compared to other competing lodging chains within the mid-price lodging segment. Baymont's occupancy percentage (number of occupied rooms as a percentage of available rooms) decreased 2.5 and 5.7 percentage points during fiscal 2002 and fiscal 2001, respectively. The result of the ADR changes and occupancy declines was a 6.7% and 0.1% decrease in Baymont Inns & Suites revenue per available room, or RevPAR, for comparable Inns for fiscal 2002 and 2001, respectively. RevPAR for comparable Woodfield Suites decreased 9.8% during fiscal 2002 and 1.3% during fiscal 2001 compared to the prior fiscal year, respectively.

     The primary factor contributing to the declines in our occupancy and RevPAR was reduced business travel, as companies reacted to the slowing economic environment. This trend dramatically accelerated as a result of the events of September 11. Our ADR, which had increased dramatically over the past two years in conjunction with our repositioning of the Baymont Inns & Suites brand from the lower-priced economy segment of the lodging industry to the mid-price segment, declined as a result of competitive pressures from the significantly reduced room demand. The division's quarterly RevPAR trends (percentage change in RevPAR for the quarter compared to the prior year's same quarter) for the last three fiscal years have been as follows:

RevPAR % Change
--------------------------------------------------------------------------------
                                                  2002       2001       2000
--------------------------------------------------------------------------------
1st  Quarter                                      -2.7%      +3.5%      -2.9%
2nd  Quarter                                     -12.5%      +0.3%      -0.6%
3rd  Quarter                                      -6.7%      -3.6%      +5.9%
4th  Quarter                                      -7.2%      -2.3%      +7.2%
--------------------------------------------------------------------------------

     As the table indicates, at the end of fiscal 2000, the percentage change in RevPAR at comparable Baymont Inns & Suites had been improving, due primarily to increased market awareness of the Baymont brand and the addition of lobby breakfasts at the majority of the Company-owned Baymont locations. Inns with lobby breakfasts consistently performed significantly better than Inns without the lobby breakfast, due to favorable guest response to the new amenity and increased average rates realized as a result of offering that amenity. We offered the lobby breakfasts at all of our owned Inns by the end of the third quarter of fiscal 2000. During fiscal 2001, we continued to aggressively increase our room rates, positioning the Baymont brand at a price point that we believed was consistent with comparable properties in the mid-price segment of the lodging industry. However, beginning in the winter of 2000, the economic environment weakened and our occupancy declined, resulting in small decreases in RevPAR during the third and fourth quarters of fiscal 2001.

     The performance of our Baymont Inns & Suites during fiscal 2002 tracked fairly consistently with the results of the majority of the properties in this limited-service, mid-priced lodging industry segment. Industry wide occupancy rates were generally declining prior to September 11 as a result of the then slowing economy, as evidenced by our RevPAR decline during the first fiscal quarter. In the first full week after September 11, industry wide occupancy rates for the mid-scale without food and beverage segment declined by approximately 17% compared to the same period last year. Industry and Baymont occupancy rates have improved considerably in the subsequent months, but our RevPAR declines remained at 6-7% during the third and fourth quarters of fiscal 2002. As indicated earlier, an overall reduction in business travel as a result of the economic environment continues to be the primary reason for the reduced occupancies. In general, we believe that limited-service lodging properties have performed better than their full-service counterparts as a result of travelers "trading down" from higher priced hotels. We also believe that Baymont, in particular, may be benefiting from the fact that it derives a large portion of its occupancies from the over-the-road traveler and the majority of its inns are not in urban and destination resort locations, which have been most severely impacted by the aftermath of September 11.

     We responded to the current environment by focusing on reducing our costs, reducing operational payroll and corporate overhead and restructuring our operational management and supervisory teams. The majority of the division's decrease in operating income during fiscal 2002 occurred during September and October, when occupancy declines were greatest and cost control measures had not been fully implemented. In fact, the division's operating income during the second half of fiscal 2002 was substantially better than the same period last year, despite the additional week of operations reported in our fiscal 2001 results. The additional week of operations included in the limited-service lodging division's fiscal 2001 results contributed approximately $1.1 million to fiscal 2001 operating income. In addition to the various cost control measures and reduced utility costs described earlier, the division's operating results during the second half of fiscal 2002 compared to fiscal 2001 were favorably impacted by the fact that we incurred approximately $1.7 million in one-time costs during fiscal 2001 related to our introduction of our new Guest Ovations(TM) frequent stay reward program, the development of new interior design packages and the implementation of a new systemwide training program. Increased franchise revenues also helped to offset the reduced income from Company-owned properties in each of the last two years.

     We opened one new Company-owned Baymont Inn & Suites and purchased one Baymont Inn & Suites from a franchisee during fiscal 2001. No Company-owned properties were opened during fiscal 2002 and fiscal 2000. We have not opened a new Woodfield Suites during the past two years after opening one during fiscal 2000. Our newly opened and acquired Baymont Inn & Suites and Woodfield Suites contributed additional revenues of $1.1 million and $2.9 million during fiscal 2002 and fiscal 2001, respectively, with nominal operating income. One joint venture Baymont Inn & Suites managed by us was sold to a franchisee during the year. Our share of the gain on sale was $1.5 million. We sold one Baymont Inn & Suites to a franchisee during fiscal 2001 and sold four Baymont Inns during fiscal 2000, including one to a franchisee. A pre-tax loss of approximately $600,000 and pre-tax gains of approximately $2.4 million were recognized during fiscal 2001 and fiscal 2000, respectively, as a result of the sale of these Inns. In addition, selling these properties negatively impacted fiscal 2002 revenues by $600,000 compared to fiscal 2001 and negatively impacted fiscal 2001 revenues by $1.7 million compared to fiscal 2000. We have identified 15-20 additional Baymont Inns & Suites that will be considered for sale to new and existing franchisees. We believe that this strategy will give our franchise partners the opportunity to develop a significant market presence while allowing us to utilize the sales proceeds for other growth opportunities, including developing Baymont properties in new markets. Although this strategy will result in reduced revenues until after the sales proceeds are reinvested in other revenue-generating facilities, we expect a resulting increase in profitability over time.

     Although the near-term outlook for the industry and Baymont in particular is uncertain given the current economic climate, we continue to believe that our long-term strategy to build our Baymont brand will result in increased RevPAR in the future. The significantly reduced supply growth throughout the industry, while slowing our franchising growth, should also favorably impact our operating results of existing hotels as an economic recovery ultimately occurs. We have introduced several new features during the past two years which are designed to build the Baymont brand, including a new 110% Satisfaction Guarantee, new sales and marketing programs and a new frequent stay reward program, Guest Ovations(TM). We also continue to update the exterior of many of our Company-owned Baymonts with a fresh, new exterior renovation package that has typically resulted in improved operating performance at our older locations. We are encouraged by the fact that at the end of fiscal 2002, our frequent stay program had approximately 130,000 members and was contributing approximately 20% of our total room revenues. In general, properties that have one of our prototypical exterior designs, or have undergone an exterior renovation, and have had a full-year of our dedicated property-specific sales effort are performing better than those without these key elements.

     The division's current strategies focus on increasing occupancy and brand awareness. The division outsourced its reservation center during the second quarter of fiscal 2002, which we believe should result in reduced costs and increased reservation system contributions to occupancy in the future. Our reservations from the central reservation center increased over 20% during the second half of fiscal 2002, compared to the same period last year. During the second quarter of fiscal 2003, we will further enhance our reservation technology by introducing full two-way connectivity between the reservation center and the individual property, increasing our ability to offer all available rooms over every available sales channel, including our rapidly growing internet and travel agent sales. At the beginning of the fiscal 2002 fourth quarter, we introduced and began marketing our new Ovations Rooms, which feature additional amenities not normally found in the limited-service lodging sector, including pillow-top mattresses, Down Lite(TM) pillows and complimentary in-room bottled water, an industry first. As a result of all of these efforts, subject to economic and industry conditions, we believe that we can successfully position the Baymont brand to capture additional market share and increase our RevPAR and profitability in the future.

Hotels and Resorts

     The hotels and resorts division contributed 29.5% of our consolidated revenues and 11.5% of our consolidated operating income, excluding corporate items, during fiscal 2002. The hotels and resorts division owns and operates two full-service hotels in downtown Milwaukee, Wisconsin, a full-facility destination resort in Lake Geneva, Wisconsin, a boutique luxury resort in Indian Wells, California, and full-service hotels in Madison, Wisconsin, and downtown Kansas City, Missouri. In addition, we managed four hotels during fiscal 2002 and three hotels during the previous two years for other owners. A fifth managed hotel was added at the end of fiscal 2002. We also manage a vacation ownership development in Lake Geneva, Wisconsin. The following table sets forth revenues, operating income, operating margin and rooms data for the hotels and resorts division for the last three fiscal years:

--------------------------------------------------------------------------------
                                      Change F02 v. F01        Change F01 v. F00
--------------------------------------------------------------------------------
                       2002     2001     Amt.    Pct.    2000    Amt.    Pct.
--------------------------------------------------------------------------------
                                   (in millions, except percentages)
Revenues              $114.9   $109.7   $5.2      4.8%  $89.9   $19.8    22.1%
Operating income         6.3     10.7   (4.4)   -41.6%   10.8    (0.1)   -0.7%
Operating margin        5.5%     9.8%                   12.0%
--------------------------------------------------------------------------------

Available rooms at fiscal year-end
--------------------------------------------------------------------------------
                                                    2002      2001      2000
--------------------------------------------------------------------------------
Company-owned                                      2,074     2,074     1,683
Management contracts                               1,036       640       640
--------------------------------------------------------------------------------
  Total available rooms                            3,110     2,714     2,323
================================================================================

     The additional week of operations included in the hotels and resorts division's fiscal 2001 results contributed approximately $2.4 million to fiscal 2001 revenues and approximately $400,000 to fiscal 2001 operating income. Division revenues increased during fiscal 2002 due to the added revenues from our newly opened hotels, the Hotel Phillips in Kansas City, Missouri and the Hilton Madison at Monona Terrace, in addition to revenues from our management of the Timber Ridge Lodge. Our revenues increased during fiscal 2001 due to increased RevPAR at Company-owned properties, a full year of sales of vacation ownership units at the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin, and the opening of the Hilton Milwaukee room addition and water park and the Hilton Madison. Our hotels and resorts division operating income during fiscal 2002 declined compared to the prior year entirely as a result of the September 11 terrorist attacks, challenging economic environment and resulting reduced business travel. Operating margins were further negatively impacted during fiscal 2002 and 2001 by $1.1 million and $1.9 million, respectively, in pre-opening expenses related to our new hotel projects.

     The events of September 11 and the ensuing further economic downturn had a significant negative impact on the operating results of our hotels and resorts division during the second quarter of fiscal 2002 (September through November). In fact, our entire decrease in fiscal 2002 hotels and resorts division operating income compared to the prior year occurred during the second quarter. Historically, higher-priced upscale hotels have always experienced more challenges during difficult economic environments than lower-priced, limited-service properties. The negative impact on this division was most severe during September and October, when a significant number of group cancellations occurred. According to data from Smith Travel Research, during the first full week after September 11, industry wide occupancy rates for "upper upscale" hotels dropped approximately 53% and RevPAR declined over 70% compared to the same period during the prior year. Similar to limited-service lodging, results in this industry segment have since improved, but are still not approaching pre-September 11 levels. Industrywide RevPAR declines compared to the prior year's period for the "upper upscale" segment leveled off at 18-24% during November, December and January, before improving to declines of approximately 10-13% during May.

     Our hotels and resorts have outperformed the industry during this time period, we believe due at least partially to our particular property mix. Our properties are generally located in mid-size cities and resort areas within driving distance from major Midwest population centers, which have not been affected as significantly by the downturn as major East and West Coast destinations. Excluding the recently opened Hotel Phillips and Hilton Madison at Monona Terrace, the division's total RevPAR for comparable Company-owned properties decreased 8.3% during fiscal 2002 compared to last year. Given that our fiscal 2002 second quarter RevPAR was down 27.1% compared to the second quarter of fiscal 2001, we are encouraged by the fact that our third and fourth quarter RevPAR declines were only 10.4% and 1.2%, respectively. The entire decrease in RevPAR during fiscal 2002 was the result of reduced occupancies, as our division-wide ADR actually increased slightly during the year. This was the result of our intentional strategy to maintain the integrity of our rate structure during this difficult time period.

     During the first half of fiscal 2001, our RevPAR at comparable properties increased 10.7% over the same period in fiscal 2000. The second half of fiscal 2001, however, was impacted by a weakening economic climate, resulting in reduced business travel and reduced occupancy at our hotels and resorts. By the time our fiscal 2001 year ended, the division's comparable properties had reported only a 3.8% increase in RevPAR, compared to the prior year.

     We have responded to the current economic circumstances by focusing on controlling costs and, as a result, we reported slightly improved operating losses during the second half of fiscal 2002 despite the reduction in RevPAR and the extra week of operations included in fiscal 2001. We also continue to maintain our properties consistent with our traditional high standards, including taking advantage of the seasonal lower occupancies during winter and spring to undertake previously planned major room renovations at two of our premier properties, the Pfister and the Grand Geneva.

     As noted in the limited-service lodging discussion, while we are encouraged by the overall improvement we have seen in our RevPAR in recent months, we still anticipate some residual negative impact on the revenues of our hotels and resorts division during fiscal 2003. In particular, properties such as the Pfister and the Hotel Phillips, which rely more heavily on the individual business traveler, will continue to be affected until revenues from this segment of our customer base return to previous levels. Group and leisure business, on the other hand, has improved since the initial cancellations after September 11. Occupancy rates at properties that cater to group and leisure guests, such as the Grand Geneva Resort and Spa and Timber Ridge Lodge and to a certain extent the Hilton Milwaukee and Hilton Madison, have improved considerably, with all four of these properties contributing positively to year-over-year comparisons during the second half of fiscal 2002. A full year of maturation at our newer properties, as well as a reduction in preopening expenses, should contribute to improved operating margins and overall operating income for this division during fiscal 2003.

     The Hilton Milwaukee City Center opened an addition during the first quarter of fiscal 2001, making it the largest hotel in Wisconsin with 729 rooms. The addition also included a family water park fun center, which opened during the fiscal 2001 second quarter. A skywalk to Milwaukee's new Midwest Express Convention Center and a new restaurant were added during fiscal 2002 and a new parking structure was completed and opened during the first quarter of fiscal 2003. With all major projects completed at this hotel for the first time in several years, we expect the Hilton Milwaukee to contribute to earnings growth in the years ahead. The division's new Hilton Madison at Monona Terrace, a 240-room hotel connected by skywalk to the Monona Terrace Convention Center in Madison, Wisconsin opened during the fourth quarter of fiscal 2001. Taking the events of September 11 and resulting economic downturn into account, we are very pleased with the operating performance of this property during its first year. Late during fiscal 2000, we purchased the Hotel Phillips, a downtown Kansas City, Missouri landmark property. We closed the property during the fall of 2000 in order to undertake a complete restoration of the hotel. The 217-room hotel had the unfortunate timing of reopening on September 13, 2001 and thus got off to a slower than anticipated start. The hotel has received excellent reviews from the community and our guests and we look forward to steady improvement, particularly when the economic environment improves and business travel returns to prior levels. We also began management in July 2001 of the Timber Ridge Lodge, a condominium-hotel project adjacent to the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin and began management of a new Hilton Garden Inn in Houston, Texas in May 2002.

     During fiscal 2001, our vacation ownership development at the Grand Geneva Resort & Spa contributed revenues of $8.7 million and negatively impacted operating income by approximately $600,000. The weakened economy during fiscal 2002 contributed to a slight reduction in timeshare sales to $8.0 million, but reduced sales and marketing expenses contributed to a $900,000 improvement in operating income from this business during fiscal 2002. We expect our operating performance from this development to continue to improve and we anticipate building additional ownership units during fiscal 2003.

Discontinued Operations

     On May 24, 2001, we sold our 30 KFC and KFC/Taco Bell 2-in-1 restaurants to H&K Partners, LLC (H&K). The assets sold consisted primarily of land, buildings and equipment. Proceeds from the sale of approximately $26.3 million consisted of $25.8 million in cash and a $500,000 promissory note. We realized a net before-tax gain of $13.1 million ($7.8 million after-tax) during fiscal 2001 as a result of the sale. The asset purchase agreement with H&K provided for a potential additional future purchase price payment if certain performance conditions were met. Shortly after the fiscal 2002 year-end, H&K elected to terminate this provision of the agreement by paying us an additional $2.1 million of proceeds. As a result, an additional gain on sale of discontinued operations, net of tax, of approximately $1.2 million or $.04 per share will be reported during the first quarter of fiscal 2003.

     Prior to the sale, we had non-exclusive franchise rights to operate KFC restaurants in the Milwaukee metropolitan area and in northeast Wisconsin. We operated 27 KFC restaurants and three KFC/Taco Bell 2-in-1 restaurants during the fiscal years 2001 and 2000. The following table sets forth revenues, operating income, and operating margin for the discontinued operations for the last three fiscal years.

--------------------------------------------------------------------------------
                                       Change F02 v. F01       Change F01 v. F00
--------------------------------------------------------------------------------
                      2002     2001     Amt.     Pct.    2000    Amt.    Pct.
--------------------------------------------------------------------------------
                                   (in millions, except percentages)
Revenues                -     $23.7   $(23.7)   -100%   $24.4   $0.7     -2.8%
Operating income        -       2.1     (2.1)   -100%     2.3   (0.2)   -12.1%
Operating margin        -      8.7%                      9.6%
--------------------------------------------------------------------------------

Financial Condition
Liquidity and Capital Resources

     Our lodging and movie theatre businesses each generate significant and relatively consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, together with the availability of $109 million of unused credit lines at fiscal 2002 year-end, should be adequate to support the ongoing operational liquidity needs of our businesses.

     Early in the third quarter of fiscal 2002, we replaced an expiring 364-day revolving credit agreement with a new $40 million, 364-day revolving credit agreement with several banks. Any borrowings under the new credit line will bear interest at LIBOR plus a margin which adjusts based on our borrowing levels. In addition, on April 2, 2002, we issued $75 million in senior unsecured long-term notes privately placed with six institutional lenders. The notes, which bear interest at an average rate of 7.74%, were issued under a previously announced private placement program and mature in 2009 and 2012. Proceeds from the senior notes were used to pay off existing short-term debt and fund our capital expenditure program. Based upon current debt levels and interest rates in effect at the end of fiscal 2002, we expect our annual interest expense to increase by approximately $3.9 million during fiscal 2003 as a result of the issuance of these senior notes in lieu of existing short-term borrowings. The actual increase in interest expense may differ due to changing debt levels during the year. We believe that our long-term interests are best served by having a significant portion of our outstanding debt with longer maturities, due to the significant real estate component of our total assets. Freeing up our borrowing capacity under our credit lines also provides us with significantly more flexibility in the future, giving us readily available capital if attractive opportunities present themselves.

     Net cash provided by operating activities increased by $20.2 million, or 38.3%, to $73.1 million during fiscal 2002, compared to $52.8 million during fiscal 2001. The increase was primarily the result of increased earnings from continuing operations, a reduction in real estate and development costs and timing differences in payments of accounts payable.

     Net cash used in investing activities during fiscal 2002 decreased by $17.5 million, or 24.9%, to $52.7 million. The reduction in net cash used in investing activities was primarily the result of reduced capital expenditures, offset by decreased net proceeds from disposals of property, equipment and other assets. Cash proceeds from the disposals of property, equipment and other assets totaled $1.7 million and $29.3 million during fiscal 2002 and 2001, respectively. The cash proceeds received during fiscal 2002 were primarily the result of the sale of several parcels of land. The cash proceeds received during fiscal 2001 were primarily the result of the sale of our discontinued restaurant operations, in addition to the sale of one Baymont Inn & Suites, two former restaurant locations and the sale of a parcel of land adjacent to the Grand Geneva Resort & Spa to the developers of the new Timber Ridge Lodge.

     Total capital expenditures (including normal continuing capital maintenance projects and business acquisitions) of $48.9 million and $96.7 million were incurred in fiscal 2002 and 2001, respectively. Capital expenditures during fiscal 2002 included $33.4 million incurred in the hotels and resorts division, including the renovation of the Hotel Phillips, our investment in the common areas of the Timber Ridge Lodge, construction of a new parking garage at the Hilton Milwaukee City Center, and room renovations at the Grand Geneva Resort & Spa and Pfister Hotel. In addition, capital expenditures of $12.8 million were incurred in the limited-service lodging division and $2.2 million were incurred by the theatre division to fund ongoing maintenance capital projects. We have not altered our maintenance capital expenditure plans as a result of the current economic environment, but we did delay the start of some non-critical capital projects, many of which are now scheduled for completion during fiscal 2003. During fiscal 2001, $45.8 million was incurred for hotels and resorts division projects, $37.2 million for limited-service lodging division projects and $13.1 million for theatre division projects. Total capital expenditures in fiscal 2003 are currently expected to be approximately $65 to $75 million and are expected to be funded by cash generated from operations, net proceeds from the disposal of selected assets and borrowings under our revolving credit facilities. The only new Company-owned location currently included in the fiscal 2003 capital expenditure plans is the anticipated development of our first urban Baymont Inn & Suites in downtown Chicago. The remaining capital is expected to be divided fairly evenly across all three divisions and will include selected theatre screen additions, potential strategic equity investments in hotel or limited-service lodging projects, and maintenance and project capital.

     Principally as a result of our reduced capital spending during fiscal 2002, our total debt decreased to $320.5 million at the close of fiscal 2002, compared to $328.4 million at the end of fiscal 2001. Net cash used in financing activities in fiscal 2002 totaled $16.3 million, compared to net cash provided by financing activities of $15.9 million in fiscal 2001. During fiscal 2002, we received $75.0 million of net proceeds from the issuance of notes payable and long-term debt, compared to $42.1 million during fiscal 2001. As indicated earlier, the fiscal 2002 proceeds were from the issuance of senior unsecured notes. The majority of our borrowings during fiscal 2001 were from commercial paper and our revolving credit facilities. We made total principal payments on notes payable and long-term debt of $83.6 million during fiscal 2002, representing the payment of current maturities and payment of borrowings on commercial paper and revolving credit facilities with the proceeds from our senior note issuance. Total principal payments totaled $16.3 million during fiscal 2001. Our debt-capitalization ratio was 0.48 at May 30, 2002, compared to
0.49 at the prior fiscal year end. Based upon our current expectations for fiscal 2003 capital expenditure levels and potential asset sales proceeds, we anticipate our long-term debt total and debt-capitalization ratio to continue to decline during fiscal 2003.

     During fiscal 2002, we repurchased 16,000 of our common shares for approximately $225,000 in conjunction with the exercise of stock options, compared to 370,000 of common shares repurchased for approximately $4.2 million primarily in the open market during fiscal 2001. Our Board of Directors has authorized the repurchase of up to 2.0 million additional shares of our outstanding Common Stock. As of May 30, 2002, approximately 1.96 million shares remained available under this authorization for repurchase. Any such repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

Contractual Obligations

     We have obligations and commitments to make future payments under debt and operating leases. The following schedule details these obligations at May 30, 2002 (in thousands):

--------------------------------------------------------------------------------
                                            Payments Due by Period
--------------------------------------------------------------------------------
                           Total    Less Than                             After
                                     1 Year     1-3 Years   4-5 Years    5 Years
--------------------------------------------------------------------------------
Long-term debt           $320,538    $20,777     $123,043    $54,164    $122,554
Operating lease
 obligations               40,040      2,878        4,461      4,357      28,344
--------------------------------------------------------------------------------
  Total contractual
   obligations           $360,578    $23,655     $127,504    $58,521    $150,898
================================================================================

     Included in our long-term debt totals are commercial paper borrowings issued through agreements with two banks. We have included these borrowings with long-term debt because we have the ability and intent to replace the borrowings with long-term borrowings under our credit lines. Additional detail describing our long-term debt is included in Note 5 to our consolidated financial statements.

     We guarantee debt of our 50% unconsolidated joint ventures and other entities. Our joint venture partners also guarantee all or a portion of this same debt. The following schedule details our guarantee obligations at May 30, 2002 (in thousands):

--------------------------------------------------------------------------------
                                            Expiration by Period
--------------------------------------------------------------------------------
                           Total    Less Than                             After
                                     1 Year     1-3 Years   4-5 Years    5 Years
--------------------------------------------------------------------------------
Guarantee obligations     $17,043    $1,227       $1,871      $7,027      $6,918
--------------------------------------------------------------------------------

Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk related to changes in interest rates and we manage our exposure to this market risk through the monitoring of available financing alternatives.

     Variable interest rate debt outstanding as of May 30, 2002 was $89.2 million, carried an average interest rate of 2.75%, and represented 27.8% of our total debt portfolio. Our earnings are affected by changes in short-term interest rates as a result of our borrowings under our revolving credit agreements, floating-rate mortgages, industrial development revenue bonds and unsecured term notes.

     Fixed interest rate debt totaled $231.3 million as of May 30, 2002, carried an average interest rate of 7.46% and represented 72.2% of our total debt portfolio. Fixed interest rate debt included the following: senior notes bearing interest monthly at 10.22%, maturing in 2005; senior notes which bear interest semiannually at fixed rates ranging from 6.66% to 7.93%, maturing in 2008 through 2014; fixed rate mortgages and industrial development revenue bonds bearing interest from 6.47 to 8.77%, maturing in 2005 through 2009; and unsecured term notes with stated rates of 2.0% to 6.0%, maturing in 2003 and 2004. The fair value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of our $214.4 million of senior notes is approximately $209.1 million. Based upon the respective rates and prepayment provisions of our remaining fixed interest rate senior notes and mortgages at May 30, 2002, the carrying amounts of such debt approximates fair value.

     The variable interest rate debt and fixed interest rate debt outstanding as of May 30, 2002 matures as follows (in thousands):

------------------------------------------------------------------------------------------------
                           2003      2004      2005      2006      2007    Thereafter     Total
------------------------------------------------------------------------------------------------
Variable interest rate   $ 7,196   $81,433   $   182   $   243   $   147    $      -    $ 89,201
Fixed interest rate       13,581    15,127    26,301    25,470    28,304     122,554     231,337
------------------------------------------------------------------------------------------------
   Total debt            $20,777   $96,560   $26,483   $25,713   $28,451    $122,554    $320,538
================================================================================================

     We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreements are recorded as adjustments to interest expense. We had no outstanding interest rate swap agreements at May 30, 2002. On May 3, 2002, we terminated a swap agreement that had effectively converted $25 million of our borrowings under revolving credit agreements from floating-rate debt to a fixed-rate basis. The fair value of the swap on the date of the termination was a liability of $2.8 million. The remaining loss in other comprehensive income at May 30, 2002 of $2.5 million will be reclassified into earnings as interest expense through November 15, 2005, the remaining life of the original hedge, as interest payments affect earnings. We expect to reclassify approximately $1.2 million of loss into earnings during fiscal 2003.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

     On an on-going basis, we evaluate our estimates, including those related to bad debts, insurance reserves, carrying value of investments in long-lived assets, intangible assets, income taxes, pensions, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.

o We review long-lived assets, including fixed assets and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. In assessing the recoverability of these assets, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. During fiscal 2001, we recorded a before-tax impairment charge of $3.5 million related to our two IMAX(R)theatre screens.

o We sponsor an unfunded nonqualified defined-benefit pension plan covering certain employees who meet eligibility requirements. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate and rate of future compensation increases as determined by us, within certain guidelines. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may impact the amount of pension expense recorded by us.

o We maintain insurance coverage for workers compensation and general liability claims utilizing a retroactive insurance policy. Under this policy, we are responsible for all claims up to our stop loss limitation of $250,000. It is not uncommon for insurance claims of this type to be filed months or even years after the initial incident may have occurred. It also can take many months or years before some claims are settled. As a result, we must estimate our potential insurance liability based upon several factors, including historical trends, our knowledge of the individual claims and likelihood of success, and our insurance carrier's judgment regarding the reserves necessary for individual claims. Actual claim settlements may differ from our estimates.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The information required by this item is set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk" above.

Item 8    Financial Statements and Supplementary Data.



                REPORT OF ERNST & YOUNG LLP, Independent Auditors

The Board of Directors and Shareholders
   of The Marcus Corporation

     We have audited the accompanying consolidated balance sheets of The Marcus Corporation (the Company) as of May 30, 2002 and May 31, 2001, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended May 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at May 30, 2002 and May 31, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 30, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill and derivative financial instruments effective June 1, 2001.


                                                  /s/ Ernst & Young LLP

Milwaukee, Wisconsin
July 19, 2002

                        THE MARCUS CORPORATION
                      CONSOLIDATED BALANCE SHEETS
            (in thousands, except share and per share data)

                                                 May 30, 2002    May 31, 2001
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                       $   5,614       $   1,499
  Accounts and notes receivable (Note 4)             16,044          14,207
  Receivables from joint ventures (Note 10)           3,760           2,747
  Refundable income taxes                             4,947             121
  Real estate and development costs                   2,532           4,999
  Other current assets                                4,512           4,692
--------------------------------------------------------------------------------
Total current assets                                 37,409          28,265

PROPERTY AND EQUIPMENT, net (Note 4)                683,639         680,346

OTHER ASSETS:
  Investments in joint ventures
   (Notes 9 and 10)                                   1,356           2,358
  Goodwill                                           11,806          11,806
  Other (Note 11)                                    40,576          35,884
--------------------------------------------------------------------------------
Total other assets                                   53,738          50,048
--------------------------------------------------------------------------------
Total assets                                      $ 774,786       $ 758,659
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable (Note 10)                         $   3,497       $   4,222
  Accounts payable                                   17,211          17,123
  Taxes other than income taxes                      13,947          13,230
  Accrued compensation                                6,555           5,569
  Other accrued liabilities                          11,265          12,273
  Current maturities of long-term debt
   (Note 5)                                          20,777          18,133
--------------------------------------------------------------------------------
Total current liabilities                            73,252          70,550

LONG-TERM DEBT (Note 5)                             299,761         310,239

DEFERRED INCOME TAXES (Note 8)                       36,529          30,759

DEFERRED COMPENSATION AND OTHER (Note 7)             11,176           9,410

COMMITMENTS, LICENSE RIGHTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY (Note 6):
  Preferred Stock, $1 par; authorized
   1,000,000 shares; none issued Common Stock:
    Common Stock, $1 par; authorized 50,000,000
     shares; issued 21,584,239 shares in 2002
     and 19,617,564 shares in 2001                   21,584          19,618
    Class B Common Stock, $1 par; authorized
     33,000,000 shares; issued and outstanding
     9,605,274 shares in 2002 and 11,571,949
     shares in 2001                                   9,606          11,572
  Capital in excess of par                           41,523          41,062
  Retained earnings                                 300,623         284,402
  Accumulated other comprehensive loss               (1,866)           (201)
--------------------------------------------------------------------------------
                                                    371,470         356,453
    Less cost of Common Stock in treasury
     (1,863,027 shares in 2002 and 2,007,591
     shares in 2001)                                (17,402)        (18,752)
--------------------------------------------------------------------------------
Total shareholders' equity                          354,068         337,701
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity        $ 774,786       $ 758,659
================================================================================

See accompanying notes.

                             The Marcus Corporation
                       Consolidated Statements of Earnings
                      (in thousands, except per share data)

                                                        Year ended
--------------------------------------------------------------------------------
                                              May 30,      May 31,      May 25,
                                               2002         2001         2000
--------------------------------------------------------------------------------
REVENUES:
  Rooms and telephone                       $ 170,332    $ 178,811    $ 166,609
  Theatre admissions                           96,502       84,535       81,637
  Theatre concessions                          45,332       38,144       36,482
  Food and beverage                            31,812       29,896       26,614
  Other income                                 45,855       43,949       36,788
--------------------------------------------------------------------------------
Total revenues                                389,833      375,335      348,130

COSTS AND EXPENSES:
  Rooms and telephone                          79,359       82,348       71,238
  Theatre operations                           73,401       66,971       63,999
  Theatre concessions                          10,370        9,440        8,887
  Food and beverage                            25,995       22,975       20,363
  Advertising and marketing                    27,220       27,740       21,981
  Administrative                               39,963       40,412       39,654
  Depreciation and amortization                44,887       43,329       40,458
  Rent (Note 9)                                 2,958        3,410        2,954
  Property taxes                               16,339       14,539       14,066
  Preopening expenses                           1,143        2,040        1,004
  Other operating expenses                     20,740       19,759       15,438
  Impairment charge (Note 2)                        -        3,541            -
--------------------------------------------------------------------------------
Total costs and expenses                      342,375      336,504      300,042
--------------------------------------------------------------------------------
OPERATING INCOME                               47,458       38,831       48,088
OTHER INCOME (EXPENSE):
  Investment income                             2,353        2,592        1,453
  Interest expense                            (18,807)     (23,019)     (17,975)
  Gain on insurance contracts                       -        1,582            -
  Gain on disposition of property and
   equipment and investments in joint
   ventures                                     2,496          304        4,266
--------------------------------------------------------------------------------
                                              (13,958)     (18,541)     (12,256)
--------------------------------------------------------------------------------
EARNINGS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                           33,500       20,290       35,832
INCOME TAXES (Note 8)                          11,040        7,550       14,594
--------------------------------------------------------------------------------
EARNINGS FROM CONTINUING OPERATIONS            22,460       12,740       21,238
DISCONTINUED OPERATIONS (Note 3):
  Income from discontinued operations,
   net of income taxes of $823 and $951
   in 2001 and 2000, respectively                   -        1,219        1,384
  Gain on sale of discontinued operations,
   net of income taxes of $5,277 in 2001            -        7,817            -
--------------------------------------------------------------------------------
EARNINGS FROM DISCONTINUED OPERATIONS               -        9,036        1,384
--------------------------------------------------------------------------------
NET EARNINGS                                $  22,460    $  21,776    $  22,622
================================================================================
EARNINGS PER COMMON SHARE - BASIC:
  Continuing operations                     $     .77    $     .44    $     .71
  Discontinued operations                         .00          .31          .05
--------------------------------------------------------------------------------
Net earnings per share                      $     .77    $     .75    $     .76
================================================================================
EARNINGS PER COMMON SHARE - DILUTED:
  Continuing operations                     $     .76    $     .43    $     .71
  Discontinued operations                         .00          .31          .05
--------------------------------------------------------------------------------
Net earnings per share                      $     .76    $     .74    $     .76
================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                        29,245       29,187       29,796
  Diluted                                      29,470       29,345       29,828
================================================================================

See accompanying notes.

                                                       The Marcus Corporation
                                          Consolidated Statements of Shareholders' Equity
                                                (in thousands, except per share data)

                                                                                              Accumulated
                                                          Class B    Capital                     Other
                                                Common    Common    in Excess    Retained    Comprehensive   Treasury
                                                Stock      Stock      of Par     Earnings    Income (Loss)     Stock      Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT MAY 27, 1999                       $18,681    $12,509     $40,685    $252,498       $  (214)     $(10,585)   $313,574
  Cash dividends:
    $.20 per share Class B Common Stock              -          -           -      (2,464)            -             -      (2,464)
    $.22 per share Common Stock                      -          -           -      (3,848)            -             -      (3,848)
  Exercise of stock options                          -          -           2           -             -           107         109
  Purchase of treasury stock                         -          -           -           -             -        (5,565)     (5,565)
  Savings and profit-sharing contribution            -          -           6           -             -           544         550
  Reissuance of treasury stock                       -          -          81           -             -           231         312
  Conversions of Class B Common Stock              392       (392)          -           -             -             -           -
  Components of comprehensive income (loss):
    Net earnings                                     -          -           -      22,622             -             -      22,622
    Change in unrealized loss on available
     for sale investments, net of tax                -          -           -           -           (43)            -         (43)
                                                                                                                         --------
  Total comprehensive income                         -          -           -           -             -             -      22,579
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT MAY 25, 2000                        19,073     12,117      40,774     268,808          (257)      (15,268)    325,247
   Cash dividends:
     $.20 per share Class B Common Stock             -          -           -      (2,377)            -             -      (2,377)
     $.22 per share Common Stock                     -          -           -      (3,805)            -             -      (3,805)
   Exercise of stock options                         -          -          (6)          -             -           152         146
   Purchase of treasury stock                        -          -           -           -             -        (4,157)     (4,157)
   Savings and profit-sharing contribution           -          -         212           -             -           338         550
   Reissuance of treasury stock                      -          -          82           -             -           183         265
   Conversions of Class B Common Stock             545       (545)          -           -             -             -           -
   Components of comprehensive income:
     Net earnings                                    -          -           -      21,776             -             -      21,776
     Change in unrealized loss on available
      for sale investments, net of tax               -          -           -           -            56             -          56
                                                                                                                         --------
   Total comprehensive income                        -          -           -           -             -             -      21,832
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT MAY 31, 2001                        19,618     11,572      41,062     284,402          (201)      (18,752)    337,701
   Cash dividends:
     $.20 per share Class B Common Stock             -          -           -      (1,962)            -             -      (1,962)
     $.22 per share Common Stock                     -          -           -      (4,277)            -             -      (4,277)
   Exercise of stock options                         -          -         182           -             -         1,085       1,267
   Purchase of treasury stock                        -          -           -           -             -          (225)       (225)
   Savings and profit-sharing contribution           -          -         189           -             -           320         509
   Reissuance of treasury stock                      -          -          90           -             -           170         260
   Conversions of Class B Common Stock           1,966     (1,966)          -           -             -             -           -
   Components of comprehensive income (loss):
     Net earnings                                    -          -           -      22,460             -             -      22,460
     Change in unrealized loss on available
      for sale investments, net of tax               -          -           -           -            22             -          22
     Cumulative effect of change in
      accounting for interest rate swap,
      net of tax benefit of $732 (Note 5)            -          -           -           -        (1,098)            -      (1,098)
     Change in fair value of interest rate
      swap, net of tax benefit of $384               -          -           -           -          (577)            -        (577)
      (Note 5)
     Amortization of loss on swap
      agreement, net of tax effect of $131           -          -           -           -           197             -         197
      (Note 5)
     Minimum pension liability, net of tax
      benefit of $139                                -          -           -           -          (209)            -        (209)
                                                                                                                         --------
   Total comprehensive income                        -          -           -           -             -             -      20,795
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT MAY 30, 2002                       $21,584    $ 9,606     $41,523    $300,623       $(1,866)     $(17,402)   $354,068
====================================================================================================================================

See accompanying notes.

                    The Marcus Corporation
            Consolidated Statements of Cash Flows
                        (in thousands)


                                                        Year ended
--------------------------------------------------------------------------------
                                              May 30,      May 31,      May 25,
                                               2002         2001         2000
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                $  22,460    $  21,776    $  22,622
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Losses on investments in joint
   ventures, net of distributions               2,551          618           20
  Gain on disposition of property,
   equipment and other assets                  (2,496)     (13,398)      (4,266)
  Amortization of loss on swap agreement          328            -            -
  Impairment charge                                 -        3,541            -
  Depreciation and amortization                44,887       44,300       41,485
  Deferred income taxes                         5,984          176        1,197
  Deferred compensation and other               1,170          298        1,631
  Contribution of Company stock to
   savings and profit-sharing plan                509          550          550
  Changes in operating assets and
   liabilities:
    Accounts and notes receivable              (1,837)        (926)      (2,222)
    Real estate and development costs           2,467       (1,082)      (3,917)
    Other current assets                          180         (713)         253
    Accounts payable                               88       (7,340)       1,505
    Income taxes                               (3,916)         880        3,021
    Taxes other than income taxes                 717        2,011        1,644
    Accrued compensation                          986        1,262        1,690
    Other accrued liabilities                  (1,008)         874        2,112
--------------------------------------------------------------------------------
Total adjustments                              50,610       31,051       44,703
--------------------------------------------------------------------------------
Net cash provided by operating activities      73,070       52,827       67,325

INVESTING ACTIVITIES
Capital expenditures and other                (48,899)     (96,748)     (99,492)
Net proceeds from disposals of property,
 equipment and other assets                     1,666       29,304       15,905
(Increase) decrease in other assets            (4,422)      (2,406)         302
Cash advanced to joint ventures                (1,013)        (279)        (729)
--------------------------------------------------------------------------------
Net cash used in investing activities         (52,668)     (70,129)     (84,014)

FINANCING ACTIVITIES
Debt transactions:
  Net proceeds from issuance of notes
   payable and long-term debt                  75,000       42,107       38,513
    Principal payments on notes payable
     and long-term debt                       (83,559)     (16,313)     (10,932)
    Payment on swap agreement termination      (2,791)           -            -
Equity transactions:
  Treasury stock transactions, except for
   stock options                                   35       (3,892)      (5,253)
  Exercise of stock options                     1,267          146          109
  Dividends paid                               (6,239)      (6,182)      (6,312)
--------------------------------------------------------------------------------
Net cash provided by (used in) financing
 activities                                   (16,287)      15,866       16,125
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                    4,115       (1,436)        (564)
Cash and cash equivalents at beginning
 of year                                        1,499        2,935        3,499
--------------------------------------------------------------------------------
Cash and cash equivalents at end of year    $   5,614    $   1,499    $   2,935
================================================================================

                             THE MARCUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 30, 2002

1.   Description of Business and Summary of Significant Accounting Policies

     Description of Business - The Marcus Corporation and its subsidiaries (the Company) operate principally in three business segments:

          Limited-Service Lodging: Operates and franchises lodging facilities, under the names Baymont Inns, Baymont Inns & Suites, Budgetel Inn and Woodfield Suites, primarily located in the eastern half of the United States.

          Theatres: Operates multiscreen motion picture theatres in Wisconsin, Illinois, Ohio and Minnesota and a family entertainment center in Wisconsin.

          Hotels/Resorts: Owns and operates full service hotels and resorts in Wisconsin, Missouri and California, manages full service hotels in Wisconsin, Minnesota, Texas and California and operates a vacation ownership development in Wisconsin.

     In addition, the Company operated KFC restaurants under a license agreement for certain areas in the state of Wisconsin through May 24, 2001, at which time the Restaurant division was sold. The Company has classified the restaurant operations as discontinued (See Note 3).

     Principles of Consolidation - The consolidated financial statements include the accounts of The Marcus Corporation and all of its subsidiaries. Investments in 50%-owned affiliates are accounted for on the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

     Fiscal Year - The Company reports on a 52/53-week year ending the last Thursday of May. All segments had a 52-week year in fiscal 2002, a 53-week year in fiscal 2001 and a 52-week year in fiscal 2000.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market.

     Long-Lived Assets - The Company periodically considers whether indicators of impairment of long-lived assets held for use (including goodwill through fiscal 2001) are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their value. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of May 30, 2002, May 31, 2001 and May 25, 2000, and determined that there was no significant impact on the Company's results of operations, other than the impairment charge taken for the IMAX(R) related assets described in Note 2.

     Intangible Assets - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective June 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company completed the transitional impairment test and the annual impairment test and deemed that no impairment loss was necessary. Any subsequent impairment losses will be reflected in operating income in the statement of earnings.

     With the adoption of SFAS No. 142, the Company ceased amortization of goodwill with a net book value of $11,806,000 as of June 1, 2001. Had amortization of goodwill not been recorded in fiscal 2001 and 2000, net earnings would have increased by approximately $564,000, net of taxes, and diluted earnings per share would have increased by $0.02 for each year.

                             THE MARCUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

     Capitalization of Interest - The Company capitalizes interest during construction periods by adding such interest to the cost of property and equipment. Interest of approximately $715,000, $1,242,000 and $2,161,000 was capitalized in fiscal 2002, 2001 and 2000, respectively.

     Investments - Available for sale securities are stated at fair market value, with unrealized gains and losses reported as a component of shareholders' equity. The cost of securities sold is based upon the specific identification method. Realized gains and losses and declines in value judged to be other than temporary are included in investment income.

     Revenue Recognition - The Company recognizes revenue from its rooms as earned on the close of business each day. Revenues from theatre admissions, concessions and food and beverage sales are recognized at the time of sale. Revenues from advanced ticket and gift certificate sales are recorded as deferred revenue and are recognized when tickets or gift certificates are used or expire.

     The following are included in other income:

          The Company has entered into franchise agreements that grant to franchisees the right to own and operate a Baymont Inn or Baymont Inn & Suites at a particular location for a specified term, as defined in the license agreement. An initial franchise fee, as defined in the license agreement, is also collected upon receipt of a prospective licensee's application and is recognized as income when operations commence. Royalty and marketing fee assessments are recognized when actually earned and are receivable from the franchisee.

          Management fees for hotels and resorts under management agreements are recognized as earned based on the terms of the agreements and include both base fees and incentive fees.

          Sale of vacation intervals are recognized on an accrual basis after a binding sales contract has been executed, a 10% minimum down payment is received, the rescission period has expired, construction is substantially complete and certain minimum sales levels have been reached. If all the criteria are met except that construction is not substantially complete, revenues are recognized on the percentage-of-completion basis. For sales that do not qualify for either accrual or percentage-of-completion accounting, all revenue is deferred using the deposit method. Deferred revenue is included in other accrued liabilities. During the first three quarters of fiscal 2000, the Company accounted for all sales using the deposit method, since certain minimum sales levels had not been reached. Since the fourth quarter of fiscal 2000, when minimum sales levels were met, revenues have been recognized on the percentage-of-completion or accrual methods. Development costs including construction costs, interest and other carrying costs, which are allocated based on relative sales values, are included as real estate and development costs in the accompanying consolidated balance sheets.

     Advertising and Marketing Costs - The Company generally expenses all advertising and marketing costs as incurred.

     Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the following estimated useful lives:

                                                              Years
          ----------------------------------------------------------
          Land improvements                                  15 - 39
          Buildings and improvements                         25 - 39
          Leasehold improvements                              3 - 39
          Furniture, fixtures and equipment                   3 - 20
          ----------------------------------------------------------

                             THE MARCUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

     Preopening Expenses - Costs incurred prior to opening new or remodeled facilities are expensed as incurred.

     Net Earnings Per Share - The numerator for the calculation of basic and diluted earnings per share is net earnings and the denominator is the respective weighted average shares outstanding. The difference between basic and diluted weighted average shares outstanding is the dilutive effect of employee stock options.

     Options to purchase 396,002 shares, 393,102 shares and 961,403 shares of common stock at prices ranging from $14.38 to $18.13 per share, $13.81 to $18.13 per share and $12.00 to $18.13 per share were outstanding at May 30, 2002, May 31, 2001 and May 25, 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

     Comprehensive Income - Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

                                                     May 30, 2002   May 31, 2001
--------------------------------------------------------------------------------
                                                            (in thousands)

Unrealized loss on available for sale investments      $   (179)       $ (201)
Unrecognized loss on interest rate swap agreement        (1,478)            -
Minimum pension liability                                  (209)            -
--------------------------------------------------------------------------------
                                                       $ (1,866)       $ (201)
================================================================================

     New Accounting Pronouncements - In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets and supersedes SFAS No. 121. The Company does not expect the adoption of SFAS No. 144 to have a significant impact on the Company's results of operations or financial position.

     The Company early adopted Emerging Issues Task Force (EITF) No. 00-14,"Accounting for Certain Sales Incentives," effective June 1, 2001. EITF No. 00-14 requires certain sales discounts to be classified as a reduction of revenue and prior periods presented to be reclassified for comparative purposes to comply with the new presentation requirements. Historically, the Company has recognized revenue on a gross basis at the time of the sale and certain sales discounts were charged to advertising and marketing expense. Total sales discounts earned by customers during 2002, 2001 and 2000 were approximately $2,635,000, $3,797,000 and $3,988,000, respectively.

     Reclassifications - Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation.

2.   Impairment Charge

     During fiscal 2001, the Company evaluated the recoverability of the assets related to its two IMAX(R) theatre screens and determined that the estimated future undiscounted cash flows were less than the carrying value of these assets. Based upon discounted estimated cash flows, the Company believes that the IMAX(R)-related assets have minimal fair value, and accordingly, the entire carrying value of the assets was written off. As a result, during the year ended May 31, 2001, the Company recorded an impairment loss of $3,541,000.

                             THE MARCUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

3.   Discontinued Operations

     On May 24, 2001, the Company sold its 30 KFC and KFC/Taco Bell 2-in-1 restaurants for $26,329,000, subject to adjustment as defined in the purchase agreement, consisting of $25,829,000 in cash and a $500,000 promissory note. The assets sold consisted primarily of land, buildings and equipment. The Company recognized a gain on the sale of the assets of $7,817,000, net of income taxes of $5,277,000. Proceeds from the sale were used to reduce outstanding debt. In accordance with the provisions of Accounting Principles Board Opinion No. 30 concerning reporting the effect of disposal of a segment of a business, the results of operations and the gain on disposal of the restaurants have been classified as discontinued in the consolidated statements of earnings. The asset purchase agreement provided for a potential additional future purchase price payment to the Company if certain performance conditions were met. Subsequent to May 30, 2002, the Company received additional proceeds of $2,050,000 pursuant to this agreement and received full payment on the $500,000 promissory note. The Company will recognize an additional gain on the sale of the restaurant segment of $1,216,000, net of income taxes of $834,000, in the first quarter of fiscal 2003. Restaurant revenues for the years ended May 31, 2001 and May 25, 2000, were $23,746,000 and $24,425,000, respectively.

4.   Additional Balance Sheet Information

     The composition of accounts and notes receivable is as follows:

                                                     May 30, 2002   May 31, 2001
--------------------------------------------------------------------------------
                                                            (in thousands)
Trade receivables                                      $  6,741       $  8,028
Notes receivable for interval ownership                     843            588
Other notes receivables                                   2,753          1,804
Employee advances                                            54             97
Other receivables                                         5,653          3,690
--------------------------------------------------------------------------------
                                                       $ 16,044       $ 14,207
================================================================================

     The Company also has notes receivable for interval ownership totaling $6,170,000 and $5,572,000, which are included in other long-term assets, net of a reserve for uncollectible amounts of $505,000 and $255,000 as of May 30, 2002 and May 31, 2001, respectively. The notes bear fixed-rate interest between 11.9% and 15.9% over the seven-year terms of the loans. The weighted average rate of interest on outstanding notes receivable for interval ownership is 14.9%. The notes are collateralized by the underlying vacation intervals.

     The composition of property and equipment, which is stated at cost, is as follows:

                                                     May 30, 2002   May 31, 2001
--------------------------------------------------------------------------------
                                                            (in thousands)
Land and improvements                                  $ 92,558       $ 94,156
Buildings and improvements                              612,954        586,056
Leasehold improvements                                    9,082          7,583
Furniture, fixtures and equipment                       266,872        245,500
Construction in progress                                 13,107         15,384
--------------------------------------------------------------------------------
                                                        994,573        948,679
Less accumulated depreciation and amortization          310,934        268,333
--------------------------------------------------------------------------------
                                                       $683,639       $680,346
================================================================================

                             THE MARCUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

5.   Long-Term Debt

     Long-term debt is summarized as follows:

                                                     May 30, 2002   May 31, 2001
--------------------------------------------------------------------------------
                                                            (in thousands
                                                         except payment data)

Mortgage notes due to 2009                             $  3,977       $  4,430
Industrial Development Revenue Bonds due to 2006          2,668          5,219
Senior notes due May 31, 2005, with monthly
 principal and interest payments of $362,000,
 bearing interest at 10.22%                              11,458         14,227
Senior notes                                            214,394        148,333
Unsecured term notes                                     26,612         29,273
Commercial paper                                         61,429         54,390
Revolving credit agreements                                   -         72,500
--------------------------------------------------------------------------------
                                                        320,538        328,372
Less current maturities                                  20,777         18,133
--------------------------------------------------------------------------------
                                                       $299,761       $310,239
================================================================================

     The mortgage notes, both fixed rate and adjustable, bear interest from 3.59% to 7.68% at May 30, 2002. The Industrial Development Revenue Bonds, both fixed rate and adjustable, bear interest from 4.38% to 8.77%. The mortgage notes and the Industrial Development Revenue Bonds are secured by the related land, buildings and equipment.

     The $214,394,000 of senior notes maturing in 2008 through 2014, require annual principal payments in varying installments and bear interest payable semiannually at fixed rates ranging from 6.66% to 7.93%, with a weighted-average fixed rate of 7.32% at May 30, 2002.

     The Company has unsecured term notes outstanding as follows:

                                                             May 30,   May 31,
                                                              2002      2001
--------------------------------------------------------------------------------
                                                               (in thousands
                                                            except payment data)
Note due May 31, 2004, with quarterly principal payments
 of $781,000. The variable interest rate is based on the
 LIBOR rate with an effective rate of 2.76% at May 30,
 2002, and is payable quarterly.                             $ 6,250   $ 8,594
Note due January 31, 2004, with quarterly principal
 payments of $714,000. The variable interest rate is based
 on the LIBOR rate with an effective rate of 3.73% at
 May 30, 2002, and is payable quarterly.                      20,000    20,000
Note due April 28, 2003, with monthly payments of $20,000,
 including interest at 2.00%.                                    201       438
Note due March 25, 2004, with monthly payments of $8,000,
 including interest at 6.00%.                                    161       241
--------------------------------------------------------------------------------
                                                             $26,612   $29,273
================================================================================

     The Company issues commercial paper through an agreement with two banks, up to a maximum of $65,000,000, which bears interest at rates ranging from 2.10% to 2.20% at May 30, 2002. The agreements require the Company to maintain unused bank lines of credit at least equal to the principal amount of outstanding commercial paper.

                             THE MARCUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

5.   Long-Term Debt (continued)

     At May 30, 2002, the Company had credit lines totaling $170,000,000 in place. No borrowings are outstanding on the $125,000,000 line, which bears interest at LIBOR plus a margin which adjusts based on the Company's borrowing levels. This agreement matures in 2004 and requires an annual facility fee of ..20% on the total commitment. No borrowings are outstanding on the $40,000,000 364-day revolving credit agreement, which bears interest at the bank's prime reference rate (effectively 4.75% at May 30, 2002) or LIBOR plus a margin which is adjusted based on the Company's borrowing levels. This revolving credit agreement requires a facility fee of .30% and matures in December 2002. There are also no borrowings outstanding on the remaining $5,000,000 line at May 30, 2002, which bears interest at the bank's prime reference rate. Based on commercial paper outstanding, availability under the lines at May 30, 2002, totaled $108,571,000.

     The Company has the ability and intent to replace commercial paper borrowings with long-term borrowings under its credit lines. Accordingly, the Company has classified these borrowings at May 30, 2002, as long-term.

     Scheduled annual principal payments on long-term debt for the five years subsequent to May 30, 2002, are:

          Fiscal Year                                  (in thousands)
          -----------------------------------------------------------
          2003                                           $  20,777
          2004                                              96,560
          2005                                              26,483
          2006                                              25,713
          2007                                              28,451
          Thereafter                                       122,554
          -----------------------------------------------------------
                                                         $ 320,538
          ===========================================================

     Interest paid, net of amounts capitalized, in fiscal 2002, 2001 and 2000 totaled $18,090,000, $23,216,000 and $17,906,000, respectively.

     On June 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the Company to recognize its derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Derivatives that are not hedges must be adjusted to fair value through earnings.

     The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. From June 1, 2001 to May 3, 2002, the Company had an interest rate swap agreement that was considered effective and qualified as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company's swap agreement effectively converted $25 million of the Company's borrowings under revolving credit agreements from floating-rate debt to a fixed-rate basis. The adoption of SFAS No. 133 on June 1, 2001, resulted in a charge for the cumulative effect of an accounting change of $1,830,000 ($1,098,000 net of tax) in other comprehensive loss. Through May 3, 2002, the Company recorded the $961,000 ($577,000 net of tax) decrease in fair value related to the cash flow hedge to other comprehensive loss. On May 3, 2002, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $2,791,000. The Company repaid borrowings under the revolving credit facility previously hedged out of proceeds from its April 2002 issuance of additional senior notes. From May 3, 2002 through May 30, 2002, the Company reclassified $328,000 ($197,000 net of tax) from other comprehensive loss to interest expense. The

                             THE MARCUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

5.   Long-Term Debt (continued)

remaining loss at May 30, 2002 in other comprehensive income will be reclassified into earnings as interest expense through November 15, 2005, the remaining life of the original hedge. The Company expects to reclassify approximately $1,176,000 ($706,000 net of tax) of loss into earnings within the next 12 months.

     The fair value of the Company's $214,394,000 million of senior notes is approximately $209,107,000. The carrying amounts of the Company's remaining long-term debt, based on the respective rates and prepayment provisions of the senior notes due May 31, 2005, approximate their fair value.

6.   Shareholders' Equity

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

     Shareholders have approved the issuance of up to 3,237,500 shares of Common Stock under various stock option plans. The options generally become exercisable 40% after two years, 60% after three years and 80% after four years. The remaining options are exercisable five years after the date of the grant. At May 30, 2002, there were 1,674,520 shares available for grants under the plans.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), in accounting for its employee stock options. Under APB No. 25, because the number of shares is fixed and the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net earnings and earnings per share required by SFAS No. 123, "Accounting for Stock Based Compensation," has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 1.9%, 3.7% and 6.0% for fiscal 2002, 2001 and 2000, respectively; a dividend yield of 1.5% for fiscal 2002 and 1.3% for fiscal 2001 and 2000; volatility factors of the expected market price of the Company's Common Stock of 42% for fiscal 2002 and 49% for fiscal 2001 and 2000, and an expected life of the option of approximately six years in all years.

                             THE MARCUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

6.   Shareholders' Equity (continued)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the Company's pro forma earnings and earnings per share would have been as follows:

                                                                                     Year ended
---------------------------------------------------------------------------------------------------------------
                                                                     May 30, 2002   May 31, 2001   May 25, 2000
---------------------------------------------------------------------------------------------------------------
                                                                   (in thousands, except per share data)
Pro forma earnings:
  Pro forma earnings from continuing operations                        $ 21,371       $ 11,794       $ 20,440
  Discontinued operations:
    Income from discontinued operations, net of income taxes                  -          1,219          1,384
    Gain on sale of discontinued operations, net of income taxes              -          7,817              -
---------------------------------------------------------------------------------------------------------------
  Pro forma earnings                                                   $ 21,371       $ 20,830       $ 21,824
===============================================================================================================
Pro forma earnings per common share - basic and diluted:
  Continuing operations                                                    $.73           $.40           $.68
  Discontinued operations                                                     -            .31            .05
---------------------------------------------------------------------------------------------------------------
Pro forma earnings per common share - basic and diluted                    $.73           $.71           $.73
===============================================================================================================

     A summary of the Company's stock option activity and related information follows:

                                           May 30, 2002                 May 31, 2001                 May 25, 2000
------------------------------------------------------------------------------------------------------------------------
                                              Weighted Average             Weighted Average             Weighted Average
                                    Options    Exercise Price    Options    Exercise Price    Options    Exercise Price
------------------------------------------------------------------------------------------------------------------------
                                                                 (options in thousands)
Outstanding at beginning of year     1,608         $12.79         1,202         $13.37           947         $14.17
Granted                                517          14.05           539          11.54           404          12.06
Exercised                             (107)         11.78           (14)         10.09           (11)          9.61
Forfeited                             (146)         12.96          (119)         13.33          (138)         15.11
-----------------------------------------------------------------------------------------------------------------------
Outstanding at end of year           1,872         $13.18         1,608         $12.79         1,202         $13.37
=======================================================================================================================
Exercisable at end of year             729         $13.55           619         $13.25           543         $12.53
=======================================================================================================================
Weighted average fair value of
 options granted during year                $5.14                        $5.24                        $5.89
-----------------------------------------------------------------------------------------------------------------------

     Exercise prices for options outstanding as of May 30, 2002, ranged from $6.67 to $18.13. The weighted average remaining contractual life of those options is 6.4 years. Additional information related to these options segregated by exercise price range is as follows:

                                                                              Exercise Price Range
                                                           $6.67 to $10.875    $10.8751 to $14.50    $14.51 to $18.125
----------------------------------------------------------------------------------------------------------------------
                                                                              (options in thousands)
Options outstanding                                               132                 1,387                  353
Weighted average exercise price of options outstanding          $9.15                $12.67               $16.71
Weighted average remaining contractual life of options
 outstanding                                                      3.4                   7.2                  4.5
Options exercisable                                               102                   347                  280
Weighted average exercise price of options exercisable          $8.80                $12.37               $16.73
----------------------------------------------------------------------------------------------------------------------

                             THE MARCUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

6.   Shareholders' Equity (continued)

     Through May 30, 2002, the Company's Board of Directors has approved the repurchase of up to 4,687,500 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options and for savings and profit-sharing plan contributions. The Company purchased 15,516, 369,713 and 527,617 shares pursuant to these authorizations during fiscal 2002, 2001 and 2000, respectively. At May 30, 2002, there were 1,959,267 shares available for repurchase under these authorizations.

     The Company's Board of Directors has authorized the issuance of up to 750,000 shares of Common Stock for The Marcus Corporation Dividend Reinvestment and Associate Stock Purchase Plan. At May 30, 2002, there were 638,403 shares available under this authorization.

     The Company's loan agreements include, among other covenants, restrictions on retained earnings and maintenance of certain financial ratios. At May 30, 2002, retained earnings of approximately $72,409,000 were unrestricted.

7.   Employee Benefit Plans

     The Company has a qualified profit-sharing savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides for a contribution of a minimum of 1% of defined compensation for all plan participants and matching of 25% of employee contributions up to 6% of defined compensation. In addition, the Company may make additional discretionary contributions. The Company also sponsors unfunded nonqualified, defined-benefit and deferred compensation plans. Pension and profit-sharing expense for all plans was $1,907,000, $1,838,000 and $1,805,000 for fiscal 2002, 2001 and 2000, respectively.

     The status of the Company's unfunded nonqualified, defined-benefit plan is as follows:
                                                    May 30, 2002    May 31, 2001
--------------------------------------------------------------------------------
                                                           (in thousands)
Change in benefit obligation:
  Net benefit obligation at beginning of year         $ 8,835         $ 7,268
  Service cost                                            302             241
  Interest cost                                           663             604
  Actuarial loss                                          270             786
  Benefits paid                                          (128)            (64)
--------------------------------------------------------------------------------
  Net benefit obligation at end of year               $ 9,942         $ 8,835
================================================================================
Plan assets:
  Funded status at end of year                        $(9,942)        $(8,835)
  Unrecognized net actuarial loss                       2,123           1,918
  Unrecognized prior service cost                          23              27
  Unrecognized transition obligation                      225             301
--------------------------------------------------------------------------------
  Net amount recognized at end of year                $(7,571)        $(6,589)
================================================================================
Amounts recognized in the statement of
 financial position consist of:
  Accrued benefit liability                           $(7,571)        $(6,589)
  Additional minimum liability                           (596)              -
  Intangible asset                                        248               -
  Accumulated other comprehensive income                  348               -
--------------------------------------------------------------------------------
  Net amount recognized at end of year                $(7,571)        $(6,589)
================================================================================
 Net periodic pension cost:
  Service cost                                        $   302         $   241
  Interest cost                                           663             604
  Net amortization of prior service cost
   and transition obligation                              144             107
--------------------------------------------------------------------------------
                                                      $ 1,109         $   952
================================================================================

                             THE MARCUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

7.   Employee Benefit Plans (continued)

          The benefit obligations were determined using an assumed discount rate of 7.25% and an annual salary rate increase of 5.0% for both years.

8.   Income Taxes

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

     The components of the net deferred tax liability were as follows:

                                                    May 30, 2002    May 31, 2001
--------------------------------------------------------------------------------
                                                           (in thousands)
Deferred tax assets:
   Accrued employee benefits                          $  4,654        $  3,593
   Other                                                 1,340           1,508
--------------------------------------------------------------------------------
Total deferred tax assets                                5,994           5,101

Deferred tax liability -
   Depreciation and amortization                        42,523          35,860
--------------------------------------------------------------------------------
Net deferred tax liability included
 in balance sheet                                     $ 36,529        $ 30,759
================================================================================

Income tax expense consists of the following:

                                                        Year ended
--------------------------------------------------------------------------------
                                              May 30,     May 31,     May 25,
                                               2002        2001        2000
--------------------------------------------------------------------------------
                                                      (in thousands)
Currently payable:
  Federal                                     $ 4,517     $10,868     $11,031
  State                                           539       2,606       3,317
Deferred                                        5,984         176       1,197
--------------------------------------------------------------------------------
                                              $11,040     $13,650     $15,545
================================================================================

Income tax expense is included in the accompanying consolidated statements of earnings as follows:

                                                        Year ended
--------------------------------------------------------------------------------
                                              May 30,     May 31,     May 25,
                                               2002        2001        2000
--------------------------------------------------------------------------------
                                                      (in thousands)
Continuing operations                         $11,040     $ 7,550     $14,594
Discontinued operations                             -       6,100         951
--------------------------------------------------------------------------------
                                              $11,040     $13,650     $15,545
================================================================================

                             THE MARCUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

8.   Income Taxes (continued)

     A reconciliation of the statutory federal tax rate to the effective tax rate for continuing operations follows:
                                                        Year ended
--------------------------------------------------------------------------------
                                              May 30,     May 31,     May 25,
                                               2002        2001        2000
--------------------------------------------------------------------------------
Statutory federal tax rate                     35.0%       35.0%       35.0%
State income taxes, net of
 federal income tax benefit                     5.9         5.4         5.9
Other                                          (7.9)       (3.2)        (.2)
--------------------------------------------------------------------------------
                                               33.0%       37.2%       40.7%
================================================================================

     Included in other are historic federal and state tax credits for the year ended May 30, 2002 and the nontaxable gain on insurance contracts for the year ended May 31, 2001.

     Income taxes paid, net of refunds received, in fiscal 2002, 2001 and 2000 totaled $12,552,000, $12,525,000 and $11,484,000, respectively.

9.   Commitments, License Rights and Contingencies

     Lease Commitments - The Company leases real estate under various noncancellable operating leases with an initial term greater than one year. Percentage rentals are based on the revenues at the specific rented property. Certain sublease agreements include buyout incentives. Rent expense charged to operations under these leases, including rent for discontinued operations, was as follows:
                                                        Year ended
--------------------------------------------------------------------------------
                                              May 30,     May 31,     May 25,
                                               2002        2001        2000
--------------------------------------------------------------------------------
                                                      (in thousands)
Fixed minimum rentals                         $2,839      $3,339      $2,966
Percentage rentals                               162         141         174
Sublease rental income                           (43)         (7)       (130)
--------------------------------------------------------------------------------
                                              $2,958      $3,473      $3,010
================================================================================

     Payments to affiliated parties for lease obligations were approximately $179,000 in fiscal 2002 and 2001 and $176,000 in fiscal 2000.

     Aggregate minimum rental commitments at May 30, 2002, are as follows:

          Fiscal Year                                 (in thousands)
          ----------------------------------------------------------
             2003                                         $  2,878
             2004                                            2,205
             2005                                            2,256
             2006                                            2,244
             2007                                            2,113
          Thereafter                                        28,344
          ----------------------------------------------------------
                                                          $ 40,040
          ==========================================================

     Included in the above commitments is $2,382,000 in minimum rental commitments to affiliated parties.

     Commitments - The Company has commitments for the completion of construction at various properties and the purchase of various properties totaling approximately $5,157,000 at May 30, 2002.

                             THE MARCUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

9.   Commitments, License Rights and Contingencies (continued)

     License Rights - The Company has license rights to operate two hotels using the Hilton trademark. Under the terms of the license, the Company is obligated to pay fees based on defined gross sales.

     Contingencies - The Company guarantees the debt of joint ventures and other entities totaling approximately $17,043,000 at May 30, 2002. The debt of the joint ventures is collateralized by the real estate, buildings and improvements and all equipment of each joint venture.

10.  Joint Venture Transactions

     At May 30, 2002 and May 31, 2001, the Company held investments with aggregate carrying values of $1,356,000 and $2,358,000, respectively, in various approximately 50%-owned affiliates (joint ventures) which are accounted for under the equity method.

     The Company has receivables from the joint ventures of $3,760,000 and $2,747,000 at May 30, 2002 and May 31, 2001, respectively. The Company earns interest on $3,353,000 and $1,927,000 of the receivables at approximately prime to prime plus 1.5% at May 30, 2002 and May 31, 2001, respectively.

     Included in notes payable at May 30, 2002 and May 31, 2001, is $81,000 and $176,000, respectively, due to joint ventures in connection with cash advanced to the Company. The Company pays interest on the cash advances based on the 90-day certificate of deposit rates.

11.  Related Party Transactions

     On March 14, 2001, the Company acquired the lease rights for a property in Chicago, Illinois, from a related party for $13.4 million. The purchase price was based on independent appraisals and was approved by the Company's Board of Directors. The Company expects to open this property as a Baymont Inn & Suites in fiscal 2004, at which time the purchase price will be amortized on a straight-line basis over the remaining lease term.

     Included in notes payable at May 30, 2002 and May 31, 2001 is $2,086,000 and $2,716,000, respectively, due to certain entities owned by related parties. The Company pays interest on the notes based on the prime rate (effectively 4.75% at May 30, 2002). The Company leases automobiles from Selig Executive Leasing Company, whose President and Chief Executive Officer is a director of the Company.

                             THE MARCUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

12. Business Segment Information

     The Company evaluates performance and allocates resources based on the operating income (loss) of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     Following is a summary of business segment information for 2000 through 2002:

                                    Limited-                                            Continuing
                                    Service                     Hotels/    Corporate    Operations    Discontinued
                                    Lodging     Theatres        Resorts      Items        Total        Restaurants      Total
------------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
2002
Revenues                            $125,711    $147,311       $114,914    $  1,897      $389,833        $     -      $389,833
Operating income (loss)               13,509      34,682          6,263      (6,996)       47,458              -        47,458
Depreciation and amortization         19,234      12,276         11,805       1,572        44,887              -        44,887
Assets                               292,286     219,672        213,005      49,823       774,786              -       774,786
Capital expenditures and other        12,832       2,194         33,442         431        48,899              -        48,899

2001
Revenues                            $136,606    $127,476       $109,694    $  1,559      $375,335        $23,746      $399,081
Operating income (loss)               16,309      18,549(1)      10,725      (6,752)       38,831          2,058        40,889
Depreciation and amortization         19,145      13,242          9,366       1,576        43,329            971        44,300
Assets                               300,273     231,083        185,644      41,659       758,659              -       758,659
Capital expenditures and other        37,236      13,141         45,828         131        96,336            412        96,748

2000
Revenues                            $134,195    $122,254      $  89,854    $  1,827      $348,130        $24,425      $372,555
Operating income (loss)               20,993      22,007         10,806      (5,718)       48,088          2,342        50,430
Depreciation and amortization         19,041      11,696          7,962       1,759        40,458          1,027        41,485
Assets                               284,698     234,317        142,400      51,979       713,394         11,755       725,149
Capital expenditures and other        21,215      39,559         33,562       4,204        98,540            952        99,492
------------------------------------------------------------------------------------------------------------------------------

(1)  Includes a $3.5 million impairment charge.

     Corporate items include amounts not allocable to the business segments. Corporate revenues consist principally of rent and the corporate operating loss includes general corporate expenses. Corporate information technology costs and accounting shared services costs are allocated to the business segments based upon several factors, including actual usage and segment revenues. Corporate assets primarily include cash and cash equivalents, notes receivable, receivables from joint ventures and land held for development.

                             THE MARCUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

13. Unaudited Quarterly Financial Information (in thousands except per share data)

                                             13 Weeks Ended
--------------------------------------------------------------------------------
                          August 30,    November 29,    February 28,     May 30,
Fiscal 2002                  2001           2001            2002          2002
--------------------------------------------------------------------------------

Revenues (1)               $116,168        $83,984        $88,124       $101,557
Operating income             24,799          5,521          6,474         10,664
Net earnings                 14,723          1,928          1,517          4,292
Net earnings per
 diluted share                $0.50          $0.07          $0.05          $0.14
--------------------------------------------------------------------------------

                                                                        14 Weeks
                                      13 Weeks Ended                     Ended
--------------------------------------------------------------------    --------
                          August 24,    November 23,    February 22,     May 31,
Fiscal 2001                  2000           2000            2001          2001
--------------------------------------------------------------------    --------

Revenues (1)               $107,630        $86,146        $86,152       $ 95,407
Operating income             23,052         10,244          3,109          2,426
Net earnings                 11,449          4,096            341          5,890
Net earnings per
 diluted share                $0.39          $0.14          $0.01          $0.20
--------------------------------------------------------------------    --------
(1) Revenues as previously reported in the Company's quarterly reports differ from amounts set forth above because of the early adoption of EITF No. 00-14, "Accounting for Certain Sales Incentives" as more fully described in
     Note 1 of the Notes to Consolidated Financial Statements. There was no effect on previously reported operating income or net earnings.

                                              13 Weeks Ended
     --------------------------------------------------------------------------
                            August 30,   November 29,   February 28,    May 30,
     Fiscal 2002                2001         2001           2002         2002
     --------------------------------------------------------------------------

     Revenues as
      previously reported    $117,091      $84,633        $88,612      $102,132
     Less certain sales
      discounts                  (923)        (649)          (488)         (575)
     --------------------------------------------------------------------------
     Revenues as restated    $116,168      $83,984        $88,124      $101,557
     ==========================================================================

                                                                       14 Weeks
                                        13 Weeks Ended                  Ended
     ----------------------------------------------------------------  --------
                             August 24,   November 23,   February 22,   May 31,
     Fiscal 2001                2000          2000           2001        2001
     ----------------------------------------------------------------  --------

     Revenues as
      previously reported     $108,828      $87,142        $86,876     $96,286
     Less certain sales
      discounts                 (1,198)        (996)          (724)       (879)
     ----------------------------------------------------------------  -------
     Revenues as restated     $107,630      $86,146        $86,152     $95,407
     ================================================================  =======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

     The information required by this item with respect to directors is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled "Election of Directors" in the definitive Proxy Statement for our 2002 Annual Meeting of Shareholders scheduled to be held on October 10, 2002 (our "Proxy Statement"). The information required with respect to executive officers appears at the end of Part I of this Form 10-K. The required information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by directors and executive officers is incorporated by reference to the information pertaining thereto set forth under the caption entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement.

Item 11.  Executive Compensation.

     The information required by this item is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled "Executive Compensation" in our Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table lists certain information about our two stock option plans, our 1995 Equity Incentive Plan and our 1994 Nonemployee Director Stock Option Plan, both of which were approved by our shareholders:

                                                     Number of securities
Number of securities                            remaining available for future
 to be issued upon      Weighted-average      issuance under equity compensation
  the exercise of       exercise price of        plans (excluding securities
outstanding options    outstanding options      reflected in the first column)
--------------------   -------------------    ----------------------------------
      1,872,000              $13.18                          1,675,000

     The other information required by this item is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled "Stock Ownership of Management and Others" in our Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

     The information required by this item, to the extent applicable, is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled "Certain Transactions" in our Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)(1)  Financial Statements.

     The information required by this item is set forth in "Item 8. Financial Statements and Supplementary Data" above.

     (a)(2)  Financial Statement Schedules.

     All schedules are omitted because they are inapplicable, not required under the instructions or the financial information is included in the consolidated financial statements or notes thereto.

     (a)(3)  Exhibits.

     The exhibits filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.*

     (b)     Reports on Form 8-K.

     We did not file a Form 8-K with the Securities and Exchange Commission during the fourth quarter of fiscal 2002.

------------------
* Exhibits to this Form 10-K will be furnished to shareholders upon advance payment of a fee of $0.20 per page, plus mailing expenses. Requests for copies should be addressed to Thomas F. Kissinger, General Counsel and Secretary, The Marcus Corporation, 250 East Wisconsin Avenue, Suite 1700, Milwaukee, Wisconsin 53202.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE MARCUS CORPORATION


Date:  August 27, 2002                   By: /s/ Stephen H. Marcus
                                             -----------------------------------
                                             Stephen H. Marcus,
                                             Chairman of the Board, President
                                             and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of us and in the capacities as of the date indicated above.


By: /s/ Stephen H. Marcus                By: /s/ Daniel F. McKeithan, Jr.
    ---------------------------------        -----------------------------------
    Stephen H. Marcus, Chairman of           Daniel F. McKeithan, Jr., Director
    the Board, President and Chief
    Executive Officer (Principal
    Executive Officer)


By: /s/ Douglas A. Neis                  By: /s/ Diane Marcus Gershowitz
    ---------------------------------        -----------------------------------
    Douglas A. Neis, Chief Financial         Diane Marcus Gershowitz, Director
    Officer and Treasurer (Principal
    Financial Officer and Accounting
    Officer)


By: /s/ Bruce J. Olson                   By: /s/ Timothy E. Hoeksema
    ---------------------------------        -----------------------------------
    Bruce J. Olson, Director                 Timothy E. Hoeksema, Director


By: /s/ Philip L. Milstein               By: /s/ Allan H. Selig
    ---------------------------------        -----------------------------------
    Philip L. Milstein, Director             Allan H. Selig, Director


By: /s/ Bronson J. Haase                 By: /s/ James D. Ericson
    ---------------------------------        -----------------------------------
    Bronson J. Haase, Director               James D. Ericson, Director

                                  EXHIBIT INDEX

3.1       Restated Articles of Incorporation. [[Incorporated by reference to
          Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended November 13, 1997.]]

3.2 Bylaws, as amended as of December 17, 1998. [[Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended November 26, 1998.]]

4.1 Senior Note Purchase Agreement dated May 31, 1990, between the Company and The Northwestern Mutual Life Insurance Company. [[Incorporated by reference to Exhibit 4 to our Annual Report on Form 10-K for the fiscal year ended May 31, 1990.]]

4.2 The Marcus Corporation Note Purchase Agreement dated October 25, 1996. [[Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended November 14, 1996.]]

4.3 First Supplement to Note Purchase Agreements dated May 15, 1998. [[Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended May 28, 1998.]]

4.4 Second Supplement to Note Purchase Agreements dated May 7, 1999. [[Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the fiscal year ended May 27, 1999.]]

4.5 Credit Agreement dated as of December 28, 2001, among The Marcus Corporation, Bank One, NA, as Administrative Agent, the other financial institutions parties thereto and Banc One Capital Markets, Inc., as Lead Arranger and Sole Book Runner. [[Incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarterly period ended November 29, 2001.]]

4.6 Third Supplement to Note Purchase Agreements dated April 1, 2002. [[Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2002.]]

          Other than as set forth in Exhibits 4.1, 4.2, 4.3, 4.4, 4.5 and 4.6, we have numerous instruments which define the rights of holders of long-term debt. These instruments, primarily promissory notes, have arisen from the purchase of operating properties in the ordinary course of business. These instruments are not being filed with this Annual Report on Form 10-K in reliance upon Item 601(b)(4)(iii) of Regulation S-K. Copies of these instruments will be furnished to the Securities and Exchange Commission upon request.

          We are the guarantor and/or obligor under various loan agreements in connection with operating properties (primarily Baymont Inns & Suites) which were financed through the issuance of industrial development bonds. These loan agreements and the additional documentation relating to these projects are not being filed with this Annual Report on Form 10-K in reliance upon Item 601(b)(4)(iii) of Regulation S-K. Copies of these documents will be furnished to the Securities and Exchange Commission upon request.

10.1* The Marcus Corporation 1995 Equity Incentive Plan, as amended. [[Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended May 27, 1999.]]

10.2* The Marcus Corporation 1994 Nonemployee Director Stock Option Plan. [[Incorporated by reference to Exhibit A to our 1994 Proxy Statement.]]

21        Our subsidiaries as of May 30, 2002.

23        Consent of Ernst & Young LLP.

99.1 Proxy Statement for our 2002 Annual Meeting of Shareholders. (Our Proxy Statement for the 2002 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of our fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for our 2002 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.)

99.2      Written Statements Pursuant to 189 U.S.C.ss.1350.


* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.