Form 10-Q
period 2002-08-29
MARCUS CORP
filed 2002-10-07
CIK 62234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   August 29, 2002
                                    --------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                         Commission File Number 1-12604

                            THE MARCUS CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Wisconsin                                          39-1139844
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.

 250 East Wisconsin Avenue, Suite 1700
      Milwaukee, Wisconsin 53202
----------------------------------------                     -------------------
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

COMMON STOCK OUTSTANDING AT SEPTEMBER 30, 2002 - 19,828,155
CLASS B COMMON STOCK OUTSTANDING AT SEPTEMBER 30, 2002 - 9,594,507

                             THE MARCUS CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.   Consolidated Financial Statements:

          Balance Sheets
          (August 29, 2002 and May 30, 2002)................................   3

          Statements of Earnings
          (Thirteen weeks ended August 29, 2002 and August 30, 2001)........   5

          Statements of Cash Flows
          (Thirteen weeks ended August 29, 2002 and August 30, 2001)........   6

          Condensed Notes to Financial Statements...........................   7

Item 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition...........................................   9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........  16

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..................................  16

          Signatures........................................................ S-1

          Certifications.................................................... S-2

                         PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets

                                                 (Unaudited)        (Audited)
                                                  August 29,         May 30,
                                                    2002              2002
                                                 -----------        ----------
                                                         (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                      $     4,975        $    5,614
  Accounts and notes receivable                       18,043            16,044
  Receivables from joint ventures                      3,972             3,760
  Refundable income taxes                                  -             4,947
  Real estate and development costs                    1,594             2,532
  Other current assets                                 4,602             4,512
                                                 -----------        ----------
     Total current assets                             33,186            37,409

Property and equipment:
  Land and improvements                               91,655            92,558
  Buildings and improvements                         624,365           612,954
  Leasehold improvements                               9,461             9,082
  Furniture, fixtures and equipment                  269,869           266,872
  Construction in progress                             4,818            13,107
                                                 -----------        ----------
     Total property and equipment                  1,000,168           994,573
  Less accumulated depreciation and
   amortization                                      322,229           310,934
                                                 -----------        ----------
     Net property and equipment                      677,939           683,639

Other assets:
  Investments in joint ventures                        1,211             1,356
  Goodwill                                            11,806            11,806
  Other                                               44,688            40,576
                                                 -----------        ----------
     Total other assets                               57,705            53,738
                                                 -----------        ----------

TOTAL ASSETS                                     $   768,830        $  774,786
                                                 ===========        ==========


See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets


                                                 (Unaudited)        (Audited)
                                                  August 29,         May 30,
                                                    2002              2002
                                                 -----------        ----------
                                                         (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                  $     3,672        $    3,497
  Accounts payable                                    13,254            17,211
  Income taxes                                         3,588                 -
  Taxes other than income taxes                       15,132            13,947
  Accrued compensation                                 4,469             6,555
  Other accrued liabilities                           15,512            11,265
  Current maturities of long-term debt                20,389            20,777
                                                 -----------        ----------
      Total current liabilities                       76,016            73,252

Long-term debt                                       277,949           299,761

Deferred income taxes                                 36,884            36,529

Deferred compensation and other                       11,549            11,176

Shareholders' equity:
  Preferred Stock, $1 par; authorized
   1,000,000 shares; none issued Common
  Stock, $1 par; authorized 50,000,000
   shares; issued 21,593,636 shares at
   August 29, 2002 and 21,584,239 shares
   at May 30, 2002                                    21,594            21,584
  Class B Common Stock, $1 par; authorized
   33,000,000 shares;  issued and
   outstanding 9,595,877 at August 29, 2002
   and 9,605,274 at May 30, 2002                       9,596             9,606
  Capital in excess of par                            41,490            41,523
  Retained earnings                                  312,645           300,623
  Accumulated other comprehensive loss                (1,732)           (1,866)
                                                 -----------        ----------
                                                     383,593           371,470
  Less cost of Common Stock in treasury
   (1,836,860 shares at August 29, 2002
   and 1,863,027 shares at May 30, 2002)             (17,161)          (17,402)
                                                 -----------        ----------
      Total shareholders' equity                     366,432           354,068
                                                 -----------        ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $   768,830        $  774,786
                                                 ===========        ==========


See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

   (in thousands, except per share data)                13 Weeks Ending
                                                  ----------------------------
                                                   Aug. 29,          Aug. 30,
                                                  ----------        ----------
Revenues:
  Rooms and telephone                             $   52,796        $   53,588
  Theatre admissions                                  29,211            27,611
  Theatre concessions                                 13,692            12,475
  Food and beverage                                    9,257             8,479
  Other income                                        14,621            14,015
                                                  ----------        ----------
Total revenues                                       119,577           116,168

Costs and expenses:
  Rooms and telephone                                 20,986            21,627
  Theatre operations                                  22,387            20,564
  Theatre concessions                                  3,190             3,027
  Food and beverage                                    6,927             6,582
  Advertising and marketing                            7,731             6,972
  Administrative                                      10,330            10,224
  Depreciation and amortization                       11,438            10,978
  Rent                                                   602               731
  Property taxes                                       4,344             3,969
  Preopening expenses                                      3               576
  Other operating expenses                             6,484             6,119
                                                  ----------        ----------
Total costs and expenses                              94,422            91,369
                                                  ----------        ----------

Operating income                                      25,155            24,799

Other income (expense):
  Investment income                                      622               571
  Interest expense                                    (5,324)           (4,971)
  Gain on disposition of property, equipment
   and investments in joint ventures                     409             2,264
                                                  ----------        ----------
                                                      (4,293)           (2,136)
                                                  ----------        ----------

Earnings from continuing operations before
 income taxes                                         20,862            22,663
Income taxes                                           8,491             7,940
                                                  ----------        ----------
Earnings from continuing operations                   12,371            14,723

Discontinued operations (Note 2):
  Gain on sale of discontinued operations,
   net of applicable income taxes                      1,216                 -
                                                  ----------        ----------

Net earnings                                      $   13,587        $   14,723
                                                  ==========        ==========

Earnings per share - basic and diluted:
  Continuing operations                           $     0.42        $     0.50
  Discontinued operations                               0.04                 -
                                                  ----------        ----------
  Net earnings per share                          $     0.46        $     0.50
                                                  ==========        ==========

Weighted average shares outstanding:
  Basic                                               29,333            29,198
  Diluted                                             29,560            29,416


See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

                                                        13 Weeks Ending
                                                  ----------------------------
                                                   Aug. 29,          Aug. 30,
                                                  ----------        ----------
OPERATING ACTIVITIES:
  Net earnings                                    $   13,587        $   14,723
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    (Earnings) losses on investments in joint
     ventures, net of distributions                      145               (11)
    Gain on disposition of property, equipment
     and other assets                                 (2,459)           (2,264)
    Amortization of loss on swap agreement               335                 -
    Depreciation and amortization                     11,438            10,978
    Deferred income taxes                                355             1,301
    Deferred compensation and other                      373               406
    Changes in assets and liabilities:
      Accounts and notes receivable                   (1,999)           (4,295)
      Real estate and development costs                  938               916
      Other current assets                               (90)             (927)
      Accounts payable                                (3,957)               21
      Income taxes                                     8,401             5,719
      Taxes other than income taxes                    1,185             1,040
      Accrued compensation                            (2,086)           (2,405)
      Other accrued liabilities                        4,247             4,182
                                                  ----------        ----------
Total adjustments                                     16,826            14,661
                                                  ----------        ----------
Net cash provided by operating activities             30,413            29,384

INVESTING ACTIVITIES:
Capital expenditures                                  (5,771)          (14,151)
Net proceeds from disposals of property,
 equipment and other assets                            2,492                25
Increase in other assets                              (4,179)           (2,273)
Cash advanced to joint ventures                         (212)             (189)
                                                  ----------        ----------
Net cash used in investing activities                 (7,670)          (16,588)

FINANCING ACTIVITIES:
  Debt transactions:
    Net proceeds from issuance of notes
     payable and long-term debt                          554               748
    Principal payments on notes payable and
     long-term debt                                  (22,579)           (9,292)
  Equity transactions:
    Treasury stock transactions, except for
     stock options                                      (220)             (135)
    Exercise of stock options                            428               589
    Dividends paid                                    (1,565)           (1,556)
                                                  ----------        ----------
Net cash used in financing activities                (23,382)           (9,646)
                                                  ----------        ----------

Net increase (decrease) in cash and cash
 equivalents                                            (639)            3,150
Cash and cash equivalents at beginning of year         5,614             1,499
                                                  ----------        ----------
Cash and cash equivalents at end of period        $    4,975        $    4,649
                                                  ==========        ==========


See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION

                 CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
                      THIRTEEN WEEKS ENDED AUGUST 29, 2002
                                   (Unaudited)

1.   General

     Accounting Policies - Refer to the Company's audited financial statements (including footnotes) for the fiscal year ended May 30, 2002, contained in the Company's Form 10-K Annual Report for such year, for a description of the Company's accounting policies.

     Basis of Presentation - The consolidated financial statements for the thirteen weeks ended August 29, 2002 and August 30, 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at August 29, 2002, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year.

     Comprehensive Income - Accumulated other comprehensive loss consists of the change in fair value of hedging transactions, the accumulated net unrealized losses on available for sale securities and the minimum pension liability, net of tax. Accumulated other comprehensive loss was $1,732,000 and $1,866,000 as of August 29, 2002 and May 30, 2002, respectively. Total comprehensive income for the thirteen weeks ended August 29, 2002 and August 30, 2001, was $13,721,000 and $12,417,000, respectively.

     Reclassifications - Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation.

2.   Discontinued Operations

     The restaurant business segment was sold on May 24, 2001 and is presented as discontinued operations in the accompanying consolidated financial statements. The asset purchase agreement provided for a potential additional future purchase price payment to the Company if certain performance conditions were met. The Company received additional proceeds of $2,050,000 on July 9, 2002 pursuant to this agreement and recognized an additional gain on the sale of the restaurant segment of $1,216,000, net of income taxes of $834,000.

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

     Following is a summary of business segment information for the thirteen weeks ended August 29, 2002 and August 30, 2001 (in thousands):


                  Limited-
13 Weeks Ended    Service                                Corporate
August 29, 2002   Lodging    Theatres   Hotels/Resorts     Items      Total
---------------   --------   --------   --------------   ---------   --------

Revenues          $37,449     $44,262        $37,458         $408    $119,577
Operating
 income (loss)      8,558      11,341          7,137       (1,881)     25,155


                  Limited-
13 Weeks Ended    Service                                Corporate
August 30, 2001   Lodging    Theatres   Hotels/Resorts     Items      Total
---------------   --------   --------   --------------   ---------   --------

Revenues          $39,342     $41,165        $35,299         $362    $116,168
Operating
 income (loss)      9,989      10,075          6,430       (1,695)     24,799

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                Special Note Regarding Forward-Looking Statements

     Certain matters discussed in this Management's Discussion and Analysis of Results of Operations and Financial Condition are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements will include words such as we "believe," "anticipate," "expect" or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause results to differ materially from those expected, including, but not limited to, the following: (i) our ability to successfully define and build the Baymont brand within the "limited-service, mid-price without food and beverage" segment of the lodging industry; (ii) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division; (iii) the effects of increasing depreciation expenses and preopening and start-up costs due to the capital intensive nature of our businesses; (iv) the effects of adverse economic conditions in our markets, particularly with respect to our limited-service lodging and hotels and resorts divisions; (v) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (vi) the effects on our occupancy and room rates from the relative industry supply of available rooms at comparable lodging facilities in our markets; (vii) the effects of competitive conditions in the markets served by us; (viii) our ability to identify properties to acquire, develop and/or manage and continuing availability of funds for such development; (ix) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from the September 11, 2001 terrorist attacks in the United States, the United States' responses thereto and subsequent related hostilities; and (x) the lack of comprehensive terrorist attack insurance. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

General

     We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2003 and 2002 are both 52-week years. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in the following three business segments: limited-service lodging, theatres and hotels/resorts. As a result of the sale of our KFC restaurants during fiscal 2001, the restaurant business segment's fiscal 2003 results have been presented as discontinued operations in the accompanying financial statements and in this discussion.

     The following table sets forth revenues, operating income, earnings from continuing operations, net earnings and earnings per share for the comparable first quarters of fiscal 2003 and 2002 (in millions, except for per share and variance percentage data):

                                                      First Quarter
                                         --------------------------------------
                                                                   Variance
                                                               ----------------
                                          F2003      F2002      Amt.      Pct.
                                         -------    -------    ------    ------
Revenues                                 $ 119.6    $ 116.2    $ 3.4       2.9%
Operating income                            25.2       24.8      0.4       1.4%
Earnings from continuing operations         12.4       14.7     (2.3)    -16.0%
Net earnings                             $  13.6    $  14.7    $(1.1)     -7.7%

Earnings per share - diluted:
  Continuing operations                  $   .42    $   .50    $(.08)    -16.0%
  Net earnings per share                 $   .46    $   .50    $(.04)     -8.0%

     An increase in our theatre and hotels/resorts division revenues and operating income (earnings before other income/expense and income taxes) during the first quarter of fiscal 2003 compared to the same period last year was partially offset by revenue and operating income decreases from our limited-service lodging division. Operating income from our two lodging divisions (and the hotel industry in general) continues to be negatively impacted by an overall reduction in business travel brought on by the current economic environment.

     Increased interest expense, decreased gains on the disposition of property, equipment and investments in joint ventures and a higher effective income tax rate negatively impacted earnings from continuing operations and net earnings during our fiscal 2003 first quarter compared to our first quarter of fiscal 2002. Our interest expense, net of investment income, totaled $4.7 million for the first quarter of fiscal 2003 compared to $4.4 million during the same period last year. The increase is primarily the result of our issuance of fixed rate long-term senior notes during the fourth quarter of fiscal 2002 in lieu of lower variable interest rate borrowings in place during this period last year. The resulting increase in interest expense was partially offset by an overall reduction in our long-term debt during the first quarter of fiscal 2003 compared to last year's first quarter.

     We recognized gains on disposition of property and equipment totaling $400,000 during the first quarter of fiscal 2003 compared to $2.3 million during the prior year same period. The fiscal 2003 gain was the result of the sale of a parcel of land adjacent to one of our theatres and the majority of the fiscal 2002 gain was the result of a sale of a joint venture Baymont Inn & Suites property. The timing of periodic sales of our property and equipment may vary from quarter to quarter, resulting in variations in our gains or losses on disposition of property and equipment. Unlike last year, when the majority of our total fiscal 2002 gains on disposition of property and equipment occurred during our first quarter, we anticipate additional sales of property and equipment with the potential for additional gains on disposition during the remainder of fiscal 2003.

     Our higher effective income tax rate during the first quarter of fiscal 2003 is, with the exception of fiscal 2002 and the second half of fiscal 2001, consistent with prior years. Our fiscal 2002 effective income tax rate was significantly reduced as a result of the favorable impact of federal and state historic tax credits related to the renovation of the Hotel Phillips in Kansas City, Missouri. Without these historic tax credits, our fiscal 2002 first quarter net earnings would have been approximately $1.3 million or $.04 per share lower than we reported. Income taxes during the remaining three quarters of fiscal 2003 will also compare unfavorably to fiscal 2002 income taxes as a result of the significant impact of these historic tax credits on last year's results.

Theatres

     The following table sets forth revenues, operating income and operating margin for our theatre division for the first quarters of fiscal 2003 and 2002 (in millions, except for variance percentage and operating margin):

                                                      First Quarter
                                         --------------------------------------
                                                                   Variance
                                                               ----------------
                                          F2003      F2002      Amt.      Pct.
                                         -------    -------    ------    ------
Revenues                                 $ 44.3     $ 41.2     $  3.1      7.5%
Operating income                           11.3       10.1        1.2     12.6%
Operating margin                           25.6%      24.5%
 (% of revenues)

     Consistent with the seasonal nature of the motion picture exhibition industry, the first and third quarters of our fiscal year are typically the strongest periods for our theatre division. Our fiscal 2003 first quarter theatre operating results represent our fifth straight record quarter for this division. Contributing to the increased first quarter operating margin were increased box office and concession revenues and reduced advertising costs, partially offset by increased film rental costs.

     The following table breaks out revenues for the theatre division for the first quarters of fiscal 2003 and 2002 (in millions):

                                                      First Quarter
                                         --------------------------------------
                                                                   Variance
                                                               ----------------
                                          F2003      F2002      Amt.      Pct.
                                         -------    -------    ------    ------
Box office receipts                      $  29.2    $  27.6    $  1.6      5.8%
Concession revenues                         13.7       12.5       1.2      9.8%
Other revenues                               1.4        1.1       0.3     25.9%
                                         -------    -------    ------    ------
   Total revenues                        $  44.3    $  41.2    $  3.1      7.5%

     The increase in box office receipts for the first quarter of fiscal 2003 compared to the same period last year was due primarily to increased attendance, despite less screens in operation during fiscal 2003. Our average ticket price increased 1.7% during the first quarter of fiscal 2003 and we ended the quarter with five less company-owned theatres and 26 fewer screens compared to the prior year. Concession revenues increased due to increased attendance and a 5.3% increase in our average concession sales per person during the fiscal 2003 first quarter compared to last year's same period.

     Total theatre attendance increased 4.1% during the first quarter compared to total attendance during the same period last year. Total theatre attendance at our comparable locations increased 6.2% during the first quarter of fiscal 2003, compared to last year's same period. The increase in total attendance and the resulting increases in box office receipts and concession revenues during the first quarter of fiscal 2003 were primarily the result of more quality films compared to the first quarter of fiscal 2002. The first quarter of fiscal 2003 included several blockbuster films, including Austin Powers in Goldmember, Signs, Men in Black II, Lilo & Stitch and Scooby Doo. Many of the top films for the quarter were excellent family fare, which traditionally produce better than average concession sales.

     Film product for the second quarter and upcoming holiday season appears to be very good, with films such as Red Dragon, Harry Potter and the Chamber of Secrets, Die Another Day and Lord of the Rings: Two Towers expected to perform well. Revenues for the theatre business and the motion picture industry in general are heavily dependent upon the general audience appeal of available films, together with studio marketing, advertising and support campaigns, all factors over which we have no control.

     We ended the first quarter of fiscal 2003 with a total of 456 Company-owned screens in 44 theatres and 34 managed screens in 3 theatres compared to 482 Company-owned screens in 49 theatres at the end of the same period last year. We anticipate opening three additional screens, including our third UltraScreen(TM), at a theatre in Appleton, Wisconsin in time for the holiday season.

Limited-Service Lodging

     The following table sets forth revenues, operating income and operating margin for our limited-service division for the first quarters of fiscal 2003 and 2002 (in millions, except for variance percentage and operating margin):

                                                      First Quarter
                                         --------------------------------------
                                                                   Variance
                                                               ----------------
                                          F2003      F2002      Amt.      Pct.
                                         -------    -------    ------    ------
Revenues                                 $ 37.4     $ 39.3     $(1.9)     -4.8%
Operating income                            8.6       10.0      (1.4)    -14.3%
Operating margin                           22.9%      25.4%
 (% of revenues)

     Comparable Baymont Inns & Suites experienced a 0.7 percentage point decline in occupancy and a 3.1% decrease in average daily rate during the first quarter of fiscal 2003, compared to the same quarter last year. The primary factor contributing to the declines in occupancy and average daily rate was reduced business travel, as companies continued to respond to the current economic environment. The result of the average daily rate decrease and occupancy decline was a 4.1% decrease in Baymont Inns & Suites revenue per available room, or RevPAR, for comparable Inns during the fiscal 2003 first quarter, compared to the same period last year.

     We owned and operated seven Woodfield Suites all-suite hotels during the first quarters of fiscal 2003 and 2002. Revenues and operating income from Woodfield Suites decreased during the first quarter of fiscal 2003 compared to the same period of fiscal 2002 due primarily to reduced occupancy and average rate with a resulting RevPAR decrease of 6.5% compared to the same period last year. Like the Baymont Inns & Suites, a reduction in business travel was the primary contributor to the revenue declines.

     The performance of our limited-service, mid-priced Baymont Inns & Suites during the first quarter of fiscal 2003 continues to be similar to, or in some cases slightly better than, the results of the majority of the properties in this lodging industry segment. Data received from outside industry resources, such as Smith Travel Research, indicates that our company-owned or operated Baymont Inns & Suites realized small gains in market share despite the reduced overall demand for lodging during the first quarter compared to the same quarter last year. In general, Inns that derive a large portion of their occupancies from over-the-road travelers and leisure travelers have performed better than others, as have properties located in smaller markets and markets that have not been impacted as severely by the economic downturn. Conversely, airport locations and Inns in markets impacted more heavily by the current economic environment, such as Detroit, Cleveland, Cincinnati, Chicago and Houston, were disproportionately negatively impacted during our fiscal 2003 first quarter.

     The limited-service lodging division's operating income decreased during the fiscal 2003 first quarter compared to the same period last year due primarily to the decline in revenues during this same period. As a result of strict cost controls and prior reductions in corporate overhead, we have been able to maintain our gross operating profit margins (before fixed expenses) despite the reduction in revenues. Our overall division operating margin declined during the fiscal 2003 first quarter compared to the same period last year due to the impact of fixed occupancy expenses during a period of declining revenues and due to a small increase in advertising expenditures during the period.

     Our current strategies for this division continue to focus on increasing occupancy and brand awareness at our Baymont Inns & Suites. At the beginning of the fiscal 2002 fourth quarter, we introduced and began marketing our new Ovations Rooms, which feature additional amenities not normally found in the limited-service lodging sector. The initial guest response to this program has been very positive, with RevPAR for this room type significantly outpacing RevPAR for the remaining rooms during the first quarter.

     Although the overall RevPAR trend improved during the first quarter of fiscal 2003 compared to the previous two quarters, the summer results were likely aided by the traditional influx of leisure travelers during this time period. We are hopeful that the improvement in the trend will continue during the fall and winter, when the reliance on the business traveler historically increases and leisure travel declines. We are encouraged by a recently published survey reporting that companies expect to increase their business travel over the next six months. We believe, however, that it is likely that limited-service lodging RevPAR will continue to fluctuate during the remainder of fiscal 2003. Our expectation is that we will have several weeks of favorable comparisons to last year coinciding with the weeks immediately following September 11, with gradual improvement thereafter as business travel begins to return to earlier levels.

     At the end of the fiscal 2003 first quarter, we owned or operated 94 Baymont Inns & Suites and franchised an additional 90 Inns, bringing the total number of Baymont Inns & Suites in operation to 184. In addition, there are currently 10 approved franchised locations in development, including two scheduled to open during the fiscal 2003 second quarter. We also remain on track to begin construction during fiscal 2003 of our first urban location in downtown Chicago, Illinois. We continue to believe that the current economic and financing environment will constrain new hotel development in the near-term, which may limit the number of new franchised locations approved in the upcoming months. Conversely, we also continue to believe that the significantly reduced supply growth throughout the industry should favorably impact operating results of existing hotels as an economic recovery takes hold.

Hotels and Resorts

     The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the first quarters of fiscal 2003 and 2002 (in millions, except for variance percentage and operating margin):

                                                      First Quarter
                                         --------------------------------------
                                                                   Variance
                                                               ----------------
                                          F2003      F2002      Amt.      Pct.
                                         -------    -------    ------    ------
Revenues                                 $ 37.5     $ 35.3     $  2.2      6.1%
Operating income                            7.1        6.4        0.7     11.0%
Operating margin                           19.1%      18.2%
 (% of revenues)

     Total division revenues and operating income for the first quarter of fiscal 2003 were a record and increases over the fiscal 2002 comparable period were primarily due to additional revenues from our newest hotels, the Hotel Phillips and Hilton Madison at Monona Terrace, and our Timber Ridge Lodge management contract. Also contributing to the improvement in operating results was an increase in sales at our vacation ownership development at the Grand Geneva Resort & Spa and a strong summer at our two Milwaukee hotels, driven by a steady stream of leisure events in the city. Comparisons to last year's first quarter were also favorably impacted by the fact that the division's fiscal 2002 first quarter operating results included approximately $600,000 of preopening expenses related to the Hotel Phillips and Timber Ridge Lodge.

     Our hotels and resorts continue to operate in a very challenging environment as a result of the current economic climate. As noted in our limited-service lodging discussion, business travel remains below previous levels, significantly impacting the upscale segment of the hotel industry. In addition, several of our hotels and resorts derive a significant portion of their revenues from corporate group business, which also has been below previous year levels. Despite this difficult environment, our hotels and resorts have continued to outperform the industry, likely due at least partially to our property and location mix. Excluding the Hotel Phillips, which has not been open for a full year, the division's total RevPAR for comparable Company-owned properties decreased only 1.4% during the fiscal 2003 first quarter compared to the same quarter last year. The small decline in RevPAR was entirely due to reduced occupancy, offset by an overall 3.6% increase in average daily rate for these comparable properties. We have made a conscious effort to retain the integrity of our rate structure during a period when others in the industry are heavily discounting, believing that this strategy is in our best long-term interest.

     We opened a new parking garage at our Hilton Milwaukee City Center during the fiscal 2003 first quarter, completing a multi-year expansion and renovation of this convention hotel. We continue to maintain our properties consistent with our traditional high standards, and with the recent completion of major room renovations at the Pfister Hotel and Grand Geneva Resort & Spa and completion of a major expansion of our spa facilities at the Grand Geneva, our hotel assets are in excellent condition. We have also recently begun construction on an additional 32 units at our Grand Geneva vacation ownership development. Completion of these units, scheduled to open by the end of fiscal 2003, will double the size of this development.

     Our outlook for the future performance of this division continues to be cautiously optimistic. Continued improved performance at our newest properties will likely contribute to improved overall division operating results during the remainder of the fiscal year. The hotels and resorts division was negatively impacted more than our other divisions in the weeks and months immediately following September 11 last year, and thus we anticipate favorable comparisons during our fiscal 2003 second and third quarters. On the other hand, while we are encouraged by signs of an improving economy, we expect that we will continue to be negatively impacted by reduced levels of business travel and group business in the near term.

Discontinued Operations

     We sold our KFC restaurant business segment on May 24, 2001. The asset purchase agreement with the buyer of these restaurants provided for a potential additional future purchase price payment if certain performance conditions were met. During the first quarter of fiscal 2003, the buyer elected to terminate this provision of the agreement by paying us an additional $2.1 million. As a result, an additional gain on the sale of the restaurant segment of $1.2 million, net of income taxes, was recognized during the first quarter.

FINANCIAL CONDITION

     Our lodging and movie theatre businesses each generate significant and consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, together with the availability of $128 million of unused credit lines as of the end of the first quarter, should be adequate to support the ongoing operational liquidity needs of our businesses.

     Net cash provided by operating activities increased by $1.0 million during the first quarter of fiscal 2003 to $30.4 million, compared to $29.4 million during the prior year's first quarter. The increase was due primarily to favorable timing differences in collections of accounts and notes receivable and payments of income taxes, partially offset by an unfavorable timing difference in payments of accounts payable.

     Net cash used in investing activities during the fiscal 2002 first quarter totaled $7.7 million, compared to $16.6 million during the fiscal 2002 first quarter. The decrease in net cash used in investing activities was primarily the result of decreased capital expenditures, partially offset by increased cash proceeds from disposals of property and equipment. Capital expenditures totaled $5.8 million during the first quarter of fiscal 2003 compared to $14.2 million during the prior year's first quarter. Fiscal 2003 first quarter capital expenditures included $2.2 million incurred in our hotels and resorts division and $2.9 million incurred in our limited-service lodging division to fund ongoing capital projects. The increased cash proceeds is primarily due to the additional payment received on the sale of our KFC restaurants.

     Net cash used in financing activities during the first quarter of fiscal 2003 totaled $23.4 million compared to $9.6 million during the first quarter of fiscal 2002. As a result of increased cash provided by operating activities and reduced capital expenditures compared to the same period last year, excess cash available was used to reduce our outstanding commercial paper borrowings during the quarter. Our principal payments on notes payable and long-term debt totaled $22.6 million during the first quarter of fiscal 2003 compared to $9.3 million during the same period last year, with minimal new debt added in either year.

     Cash provided by operating activities is historically highest during our busy summer first quarter and as a result, our overall debt levels decreased at the end of the fiscal 2003 first quarter. Our debt capitalization ratio was 0.45 at August 29, 2002, compared to 0.48 at the prior fiscal year end. Based upon our current expectations for fiscal 2003 capital expenditure levels and potential asset sales proceeds, we anticipate that our long-term debt total and debt-capitalization ratio will remain below fiscal 2002 levels during fiscal 2003.

     The actual timing and extent of the implementation of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company has not experienced any material changes in its market risk exposures since May 30, 2002.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits

              99.1 Written Statement of Chief Executive Officer Pursuant to 189 U.S.C. ss. 1350.

              99.2 Written Statement of Chief Financial Officer Pursuant to 189 U.S.C. ss. 1350.

          b.  Reports on Form 8-K

              No Form 8-K was filed by the Company during the quarter to which this Form 10-Q relates.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE MARCUS CORPORATION

                                  (Registrant)


DATE:  October 7, 2002                  By: /s/ Stephen H. Marcus
                                           -------------------------------------
                                           Stephen H. Marcus,
                                           Chairman of the Board, President
                                           and Chief Executive Officer


DATE:  October 7, 2002                  By: /s/ Douglas A. Neis
                                           -------------------------------------
                                           Douglas A. Neis
                                           Chief Financial Officer and Treasurer

                                 CERTIFICATIONS

     I, Stephen H. Marcus, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Marcus Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  October 7, 2002                    /s/ Stephen H. Marcus
                                          --------------------------------------
                                          Stephen H. Marcus
                                          Chairman of the Board, President and
                                          Chief Executive Officer

     I, Douglas A. Neis, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Marcus Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  October 7, 2002                    /s/ Douglas A. Neis
                                          --------------------------------------
                                          Douglas A. Neis
                                          Chief Financial Officer and Treasurer