Form 10-Q
period 2002-11-28
MARCUS CORP
filed 2003-01-13
CIK 62234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 28, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 1-12604

                             THE MARCUS CORPORATION
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Wisconsin                                      39-1139844
 -------------------------------------                --------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                         Identification No.


     250 East Wisconsin Avenue, Suite 1700
              Milwaukee, Wisconsin                               53202
 -----------------------------------------------      --------------------------
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

COMMON STOCK OUTSTANDING AT JANUARY 8, 2003 - 19,883,223
CLASS B COMMON STOCK OUTSTANDING AT JANUARY 8, 2003 - 9,506,661

                             THE MARCUS CORPORATION
                             ----------------------

                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1.   Consolidated Financial Statements:

          Balance Sheets
          (November 28, 2002 and May 30, 2002).........................        3

          Statements of Earnings
          (Thirteen and twenty-six weeks ended
          November 28, 2002 and November 29, 2001).....................        5

          Statements of Cash Flows
          (Twenty-six weeks ended November 28, 2002 and
          November 29, 2001)...........................................        6

          Condensed Notes to Financial Statements......................        7

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition...........................        9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...       17

Item 4.   Procedures and Controls......................................       17

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders..........       18

Item 6.   Exhibits and Reports on Form 8-K.............................       19

Signatures.............................................................      S-1

Certifications.........................................................      S-2

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets


                                            (Unaudited)             (Audited)
                                            November 28,              May 30,
                                               2002                    2002
                                            ------------            ---------
                                                       (in thousands)
ASSETS
Current assets:
     Cash and cash equivalents              $  2,629                $  5,614
     Accounts and notes receivable            13,602                  16,044
     Receivables from joint ventures           3,190                   3,760
     Refundable income taxes                       -                   4,947
     Real estate and development costs         1,493                   2,532
     Other current assets                      5,089                   4,512
                                            --------                --------
         Total current assets                 26,003                  37,409

Property and equipment:
     Land and improvements                    89,846                  92,558
     Buildings and improvements              625,405                 612,954
     Leasehold improvements                    7,963                   9,082
     Furniture, fixtures and equipment       270,810                 266,872
     Construction in progress                  5,797                  13,107
                                            --------                --------
         Total property and equipment        999,821                 994,573
     Less accumulated depreciation
       and amortization                      330,785                 310,934
                                            --------                --------
         Net property and equipment          669,036                 683,639

Other assets:
     Investments in joint ventures             2,502                   1,356
     Goodwill                                 11,806                  11,806
     Other                                    43,909                  40,576
                                            --------                --------
         Total other assets                   58,217                  53,738
                                            --------                --------

TOTAL ASSETS                                $753,256                $774,786
                                            ========                ========


See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets



                                            (Unaudited)             (Audited)
                                            November 28,             May 30,
                                               2002                    2002
                                            ------------            ----------
                                                      (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                          $  3,156                $  3,497
     Accounts payable                          9,698                  17,211
     Income taxes                              4,023                       -
     Taxes other than income taxes            15,407                  13,947
     Accrued compensation                      5,733                   6,555
     Other accrued liabilities                10,718                  11,265
     Current maturities of long-term debt     20,761                  20,777
                                            --------                --------
         Total current liabilities            69,496                  73,252

Long-term debt                               265,578                 299,761

Deferred income taxes                         37,280                  36,529

Deferred compensation and other               13,103                  11,176

Shareholders' equity:
     Preferred Stock, $1 par;  authorized
      1,000,000 shares; none issued
     Common Stock, $1 par; authorized
      50,000,000 shares; issued 21,646,376
      shares at November 28, 2002 and
      21,584,239 shares at May 30, 2002       21,646                  21,584
     Class B Common Stock, $1 par;
      authorized 33,000,000 shares;
      issued and outstanding 9,543,137
      at November 28, 2002 and 9,605,274
      at May 30, 2002                          9,543                   9,606
     Capital in excess of par                 41,417                  41,523
     Retained earnings                       313,627                 300,623
     Accumulated other comprehensive loss     (1,547)                 (1,866)
                                            --------                --------
                                             384,686                 371,470
     Less cost of Common Stock in
       treasury (1,807,575 shares at
       November 28, 2002 and 1,863,027
       shares at May 30, 2002)               (16,887)                (17,402)
                                            --------                --------
         Total shareholders' equity          367,799                 354,068
                                            --------                --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $753,256                $774,786
                                            ========                ========


See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

(in thousands, except per share data)                                November 28, 2002                 November 29, 2001
                                                                --------------------------         -------------------------
                                                                13 Weeks          26 Weeks         13 Weeks         26 Weeks
                                                                --------          --------         --------         --------
Revenues:
     Rooms and telephone                                        $   41,596        $  94,392        $   39,091       $   92,679
     Theatre admissions                                             20,672           49,883            18,676           46,287
     Theatre concessions                                             9,340           23,032             8,903           21,378
     Food and beverage                                               8,353           17,610             7,259           15,738
     Other income                                                    8,826           23,447            10,055           24,070
                                                                ----------        ---------        ----------       ----------
Total revenues                                                      88,787          208,364            83,984          200,152

Costs and expenses:
     Rooms and telephone                                            19,694           40,680            19,147           40,774
     Theatre operations                                             16,113           38,500            14,438           35,002
     Theatre concessions                                             2,084            5,274             2,071            5,098
     Food and beverage                                               6,271           13,198             6,019           12,601
     Advertising and marketing                                       6,964           14,695             6,178           13,150
     Administrative                                                  9,780           20,110             9,624           19,848
     Depreciation and amortization                                  11,428           22,866            11,144           22,122
     Rent                                                              615            1,217               703            1,434
     Property taxes                                                  3,925            8,269             4,049            8,018
     Preopening expenses                                                 -                3               487            1,063
     Other operating expenses                                        4,161           10,645             4,603           10,722
                                                                ----------        ---------        ----------       ----------
Total costs and expenses                                            81,035          175,457            78,463          169,832
                                                                ----------        ---------        ----------       ----------

Operating income                                                     7,752           32,907             5,521           30,320

Other income (expense):
     Investment income                                                 613            1,235               545            1,116
     Interest expense                                               (4,973)         (10,297)           (4,703)          (9,674)
     Gain on disposition of property, equipment
      and investments in joint ventures                                911            1,320              (233)           2,031
                                                                ----------        ---------        ----------       ----------
                                                                    (3,449)          (7,742)           (4,391)          (6,527)
                                                                ----------        ---------        ----------       ----------

Earnings from continuing operations before income taxes              4,303           25,165             1,130           23,793
Income taxes                                                         1,751           10,242              (798)           7,142
                                                                ----------        ---------        ----------       ----------
Earnings from continuing operations                                  2,552           14,923             1,928           16,651
                                                                ----------        ---------        ----------       ----------

Discontinued operations (Note 2):
     Gain on sale of discontinued operations,
      net of applicable income taxes                                     -            1,216                 -                -
                                                                ----------        ---------        ----------       ----------

Net earnings                                                    $    2,552        $  16,139        $    1,928       $   16,651
                                                                ==========        =========        ==========       ==========

Earnings per share - basic and diluted:
     Continuing operations                                      $     0.09        $    0.51        $     0.07       $     0.57
     Discontinued operations                                             -             0.04                 -                -
                                                                ----------        ---------        ----------       ----------
     Net earnings per share                                     $     0.09        $    0.55        $     0.07       $     0.57
                                                                ==========        =========        ==========       ==========

Weighted average shares outstanding:
     Basic                                                          29,373           29,353            29,226           29,212
     Diluted                                                        29,510           29,529            29,331           29,377

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

                                                                                       26 Weeks Ended
                                                                             -------------------------------------
                                                                              November 28,            November 29,
                                                                                 2002                     2001
                                                                             ------------             ------------
                                                                                         (in thousands)
OPERATING ACTIVITIES:
Net earnings                                                                   $ 16,139                 $ 16,651
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
     Losses on investments in joint ventures, net of distributions                  468                      321
     Gain on disposition of property, equipment and other assets                 (3,370)                  (2,031)
     Amortization of loss on swap agreement                                         655                        -
     Depreciation and amortization                                               22,866                   22,122
     Deferred income taxes                                                          751                      365
     Deferred compensation and other                                              1,927                      851
     Changes in assets and liabilities:
         Accounts and notes receivable                                            2,442                     (292)
         Real estate and development costs                                        1,039                    1,360
         Other current assets                                                      (577)                    (985)
         Accounts payable                                                        (7,513)                  (1,552)
         Income taxes                                                             8,708                    2,872
         Taxes other than income taxes                                            1,460                      690
         Accrued compensation                                                      (822)                    (852)
         Other accrued liabilities                                                 (547)                    (679)
                                                                               --------                 --------
Total adjustments                                                                27,487                   22,190
                                                                               --------                 --------
Net cash provided by operating activities                                        43,626                   38,841

INVESTING ACTIVITIES:
Capital expenditures                                                            (11,497)                 (28,381)
Net proceeds from disposals of property, equipment and other assets               5,453                    1,367
Purchase of interest in joint ventures                                             (463)                       -
Increase in other assets                                                         (3,406)                  (2,373)
Cash received from (advanced to) joint ventures                                     570                   (1,289)
                                                                               --------                 --------
Net cash used in investing activities                                            (9,343)                 (30,676)

FINANCING ACTIVITIES:
Debt transactions:
     Net proceeds from issuance of notes payable and long-term debt                 379                   12,527
     Principal payments on notes payable and long-term debt                     (34,919)                 (13,452)
Equity transactions:
     Treasury stock transactions, except for stock options                         (237)                     (40)
     Exercise of stock options                                                      645                      590
     Dividends paid                                                              (3,136)                  (3,114)
                                                                               --------                 --------
Net cash used in financing activities                                           (37,268)                  (3,489)
                                                                               --------                 --------

Net increase (decrease) in cash and cash equivalents                             (2,985)                   4,676
Cash and cash equivalents at beginning of year                                    5,614                    1,499
                                                                               --------                 --------
Cash and cash equivalents at end of period                                      $ 2,629                 $  6,175
                                                                               ========                 ========


See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION

                 CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
                       THIRTEEN AND TWENTY-SIX WEEKS ENDED
                                NOVEMBER 28, 2002
                                   (Unaudited)

1.   General

     Accounting Policies - Refer to the Company's audited financial statements (including footnotes) for the fiscal year ended May 30, 2002, contained in the Company's Form 10-K Annual Report for such year, for a description of the Company's accounting policies.

     Basis of Presentation - The consolidated financial statements for the thirteen and twenty-six weeks ended November 28, 2002 and November 29, 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at November 28, 2002, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year.

     Comprehensive Income - Accumulated other comprehensive loss consists of the change in fair value of hedging transactions, the accumulated net unrealized losses on available for sale securities and the minimum pension liability, net of tax. Accumulated other comprehensive loss was $1,547,000 and $1,866,000 as of November 28, 2002 and May 30, 2002, respectively. Total comprehensive income for the thirteen and twenty-six weeks ended November 28, 2002 was $2,737,000 and $16,458,000, respectively. Total comprehensive income for the thirteen and twenty-six weeks ended November 29, 2001 was $1,540,000 and $13,957,000, respectively.

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

     Following is a summary of business segment information for the thirteen and twenty-six weeks ended November 28, 2002 and November 29, 2001 (in thousands):

             13 Weeks Ended            Limited-Service                     Corporate
            November 28, 2002               Lodging        Theatres      Hotels/Resorts        Items          Total
            -----------------          ---------------     --------      --------------      ---------        -----
        Revenues                           $30,543          $31,111          $26,687          $   446        $ 88,787
        Operating income (loss)              1,708            6,392            1,383           (1,731)          7,752

             13 Weeks Ended            Limited-Service                     Corporate
            November 29, 2001               Lodging        Theatres      Hotels/Resorts        Items          Total
            -----------------          ---------------     --------      --------------      ---------        -----
        Revenues                           $29,212          $28,737          $25,505          $   530        $ 83,984
        Operating income (loss)              1,833            5,442               76           (1,830)          5,521

             26 Weeks Ended            Limited-Service                     Corporate
            November 28, 2002               Lodging        Theatres      Hotels/Resorts        Items          Total
            -----------------          ---------------     --------      --------------      ----------       -----
        Revenues                           $67,992          $75,373          $64,145          $   854        $208,364
        Operating income (loss)             10,266           17,733            8,520           (3,612)         32,907

             26 Weeks Ended            Limited-Service                     Corporate
            November 29, 2001               Lodging        Theatres      Hotels/Resorts        Items          Total
            -----------------          ---------------     --------      --------------      ---------        -----
        Revenues                           $68,554          $69,902          $60,804          $   892       $ 200,152
        Operating income (loss)             11,822           15,517            6,506           (3,525)         30,320

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

     The following table sets forth revenues, operating income, earnings from continuing operations, net earnings and earnings per share for the second quarter and first half of fiscal 2003 and 20\02 (in millions, except for per share and variance percentage data):

                                  Second Quarter                           First Half
                          -------------------------------------    --------------------------------
                                                    Variance                           Variance
                                                  ------------                       ------------
                            F2003     F2002       Amt.     Pct.    F2003    F2002    Amt.      Pct.
                            -----     -----     ------     ----    -----    -----    ----      ----
Revenues                    $ 88.8    $83.9     $ 4.9      5.7%    $208.4   $200.2   $ 8.2     4.1%
Operating income               7.8      5.5       2.3     40.4%      32.9     30.3     2.6     8.5%
Earnings from
   continuing operations       2.6      1.9       0.7     32.4%      14.9     16.7    (1.8)  -10.4%
Net earnings                   2.6      1.9       0.7     32.4%      16.1     16.7    (0.6)   -3.1%

Earnings per share -
   Diluted:
Continuing operations       $  .09    $ .07     $ .02     28.6%    $  .51   $  .57   $(.06)  -10.5%
Net earnings per share      $  .09    $ .07     $ .02     28.6%    $  .55   $  .57   $(.02)   -3.5%

     Revenues increased in each of our three operating divisions during the second quarter of fiscal 2003 compared to the same quarter last year. Last year's second quarter included the immediate weeks following the September 11 terrorist attacks, which were particularly difficult for the lodging industry. Increases in our theatre and hotels/resorts division revenues and operating income (earnings before other income/expense and income taxes) during the first half of fiscal 2003 compared to the same period last year were partially offset by small revenue and operating income decreases from our limited-service lodging division. Operating income from our two lodging divisions (and the hotel industry in general) continues to be negatively impacted by an overall reduction in business travel brought on by the current economic environment.

     Increased interest expense and a higher effective income tax rate negatively impacted earnings from continuing operations and net earnings during our fiscal 2003 second quarter and first half compared to the same periods of fiscal 2002. Our interest expense, net of investment income, totaled $4.4 million and $9.1 million for the second quarter and first half of fiscal 2003, respectively, compared to $4.2 million and $8.6 million during the same periods last year. The increase is primarily the result of our issuance of fixed rate long-term senior notes during the fourth quarter of fiscal 2002 in lieu of lower variable interest rate borrowings in place during these periods last year. The resulting increase in interest expense was partially offset by an overall reduction in our long-term debt during the second quarter and first half of fiscal 2003 compared to last year's same periods.

     Our higher effective income tax rate during the second quarter and first half of fiscal 2003 is, with the exception of fiscal 2002 and the second half of fiscal 2001, consistent with prior years. Our effective income tax rate during fiscal 2002 was significantly reduced as a result of the favorable impact of federal and state historic tax credits related to the renovation of the Hotel Phillips in Kansas City, Missouri. Without these historic tax credits, our fiscal 2002 second quarter net earnings would have been approximately $1.3 million, or $.05 per share, lower than we reported and our fiscal 2002 first half net earnings would have been approximately $2.5 million, or $.09 per share, lower. Income taxes during the remaining two quarters of fiscal 2003 are expected to be more comparable to fiscal 2002 income taxes for those same two quarters.

         We recognized gains on disposition of property and equipment totaling $900,000 during the second quarter of fiscal 2003 compared to a loss of $200,000 during the prior year same period. The fiscal 2003 second quarter gain was the result of the sale of a former restaurant location. Gains on disposition of property and equipment for the first half of fiscal 2003 of $1.3 million remain below gains of $2.0 million during the first half of fiscal 2002. The timing of periodic sales of our property and equipment vary from quarter to quarter, resulting in variations in our gains or losses on disposition of property and equipment. Unlike last year, when the majority of our total fiscal 2002 gains on disposition of property and equipment occurred during our first quarter, we anticipate additional sales of property and equipment with the potential for additional gains on disposition during the remainder of fiscal 2003.

Theatres

     The following table sets forth revenues, operating income and operating margin for our theatre division for the second quarter and first half of fiscal 2003 and 2002 (in millions, except for variance percentage and operating margin):

                                  Second Quarter                           First Half
                          -------------------------------------    --------------------------------
                                                    Variance                           Variance
                                                  ------------                       ------------
                            F2003     F2002       Amt.     Pct.    F2003    F2002    Amt.      Pct.
                            -----     -----     ------     ----    -----    -----    ----      ----
Revenues                    $31.1     $ 28.7    $ 2.4      8.3%    $75.4    $69.9    $5.5      7.8%
Operating income              6.4        5.4      1.0     17.5%     17.7     15.5     2.2     14.3%
Operating margin             20.5%      18.9%                       23.5%    22.2%
   (% of revenues)

     Consistent with the seasonal nature of the motion picture exhibition industry, the second quarter of our fiscal year is typically the slowest period for our theatre division. Despite this fact, our fiscal 2003 second quarter theatre operating results represent our sixth straight record quarter for this division. Contributing to the increased second quarter and first half operating margin were increased box office and concession revenues and reduced advertising costs, partially offset by increased film rental costs.

     The following table breaks out revenues for the theatre division for the second quarter and first half of fiscal 2003 and 2002 (in millions):

                                  Second Quarter                           First Half
                          -------------------------------------    --------------------------------
                                                    Variance                           Variance
                                                  ------------                       ------------
                            F2003     F2002       Amt.     Pct.    F2003    F2002    Amt.      Pct.
                            -----     -----     ------     ----    -----    -----    ----      ----
Box office receipts         $20.7     $18.7     $ 2.0      10.7%   $49.9    $46.3    $ 3.6     7.8%
Concession revenues           9.3       8.9       0.4       4.9%    23.0     21.4      1.6     7.7%
Other revenues                1.1       1.1         -         -      2.5      2.2      0.3     9.9%
                            -----     -----     -----      -----   -----    -----    -----     ----
     Total revenues         $31.1     $28.7     $ 2.4       8.3%   $75.4    $69.9    $ 5.5     7.8%

     The increases in box office receipts during the second quarter and first half of fiscal 2003 compared to the same periods last year were due to both an increase in average ticket price and increased attendance, despite our having fewer screens in operation during fiscal 2003 compared to the same periods last year. Our average ticket price increased 5.7% and 3.3%, respectively, during the second quarter and first half of fiscal 2003 compared to the same periods last year. We ended the second quarter with three fewer Company-owned theatres and 14 fewer screens compared to the prior year. Concession revenues during the fiscal 2003 second quarter increased as a result of increased attendance, with no change in our average concession sales per person compared to the second quarter of fiscal 2002. Last year's top two films, Harry Potter and the Sorcerer's Stone and Monsters, Inc., had particularly strong appeal to the family market, which traditionally produces better than average concession sales. For the first half of fiscal 2003, our average concession sales per person have increased 3.2% compared to last year's same period.

     Total theatre attendance for the second quarter and first half of fiscal 2003 increased 4.7% and 4.3%, respectively, compared to the same periods last year. Total theatre attendance at our comparable locations increased 6.2% during the first half of fiscal 2003, compared to last year's same period. The increases in total attendance and the resulting increases in box office receipts and concession revenues during the second quarter and first half of fiscal 2003 were primarily the result of improved consumer appeal of the films compared to the same periods of fiscal 2002. Last year's second quarter results were also likely negatively impacted to some degree in the immediate weeks following the September 11 terrorist attacks. The second quarter of fiscal 2003 included five films that produced box office receipts in excess of $1 million for us, compared to only two films reaching that amount during the second quarter of fiscal 2002. Top films during the quarter included Harry Potter and the Chamber of Secrets, My Big Fat Greek Wedding and Sweet Home Alabama. During the first half of fiscal 2003, 15 films have generated box office receipts in excess of $1.3 million for the division, compared to only 10 films with box office receipts in excess of that amount during the first half of fiscal 2002.

     The fiscal 2003 third quarter has started off very strong for this division, with holiday film product such as Harry Potter, Die Another Day, Lord of the Rings: Two Towers, Catch Me If You Can, Two Weeks Notice and Maid in Manhattan performing very well and contributing to two straight record box office weeks for our theatres at the end of December. The extended outlook for film product beyond the holiday season looks good, although comparisons to last year will be challenging, particularly in our fiscal fourth quarter, when three of the top six films of fiscal 2002 were released: Ice Age, Spiderman and Star
Wars: the Attack of the Clones. Revenues for the theatre business and the motion picture industry in general are heavily dependent upon the general audience appeal of available films, together with studio marketing, advertising and support campaigns, all factors over which we have no control.

     We ended the second quarter of fiscal 2003 with a total of 459 Company-owned screens in 44 theatres and 34 managed screens in 3 theatres compared to 469 Company-owned screens in 46 theatres at the end of the same period last year. We opened three additional screens, including our third UltraScreen(TM), at a theatre in Appleton, Wisconsin at the end of the fiscal 2003 second quarter. We also entered into our second management agreement contract during the second quarter, a new six-screen theatre in Tomah, Wisconsin that is being developed by the Ho-Chunk Nation. We do not anticipate opening any additional screens during the remainder of fiscal 2003 but we will continue to review additional development opportunities, with more screen additions likely during fiscal 2004.

Limited-Service Lodging

     The following table sets forth revenues, operating income and operating margin for our limited-service division for the second quarter and first half of fiscal 2003 and 2002 (in millions, except for variance percentage and operating margin):

                                  Second Quarter                           First Half
                          -------------------------------------    --------------------------------
                                                    Variance                           Variance
                                                  ------------                       ------------
                            F2003     F2002       Amt.     Pct.    F2003    F2002    Amt.      Pct.
                            -----     -----     ------     ----    -----    -----    ----      ----
Revenues                    $30.5     $29.2     $ 1.3      4.6%    $68.0    $68.6    $(0.6)    -0.8%
Operating income              1.7       1.8      (0.1)    -6.8%     10.3     11.8     (1.5)   -13.2%
Operating margin              5.6%      6.3%                        15.1%    17.2%
   (% of revenues)

     Comparable Baymont Inns & Suites experienced a 6.4% and 0.4% increase in revenue per available room, or RevPAR, during the fiscal 2003 second quarter and first half, respectively, compared to the same periods last year. The increase in RevPAR during the second quarter was the result of increased occupancy and a slightly decreased average daily rate. It is important to note that comparable Baymont Inns & Suites experienced a significant decline in occupancy percentage during the second quarter of fiscal 2002 in the wake of the tragic events of September 11 and the resulting further economic decline. We are encouraged by the fact that, despite continued reduced business travel as a result of the current economic environment, we were able to recover the entire amount of lost occupancy and surpass fiscal 2001 second quarter occupancy levels.

     The performance of our limited-service, mid-priced Baymont Inns & Suites properties during the second quarter of fiscal 2003 was better than the results of the majority of the properties in this lodging industry segment. Data received from outside industry resources, such as Smith Travel Research, indicates that our Company-owned or operated Baymont Inns & Suites realized gains in market share despite the continued challenging environment for lodging during the second quarter. Specifically, our fiscal 2003 second quarter RevPAR increase of 6.4% compares very favorably to a reported increase of only 1.3% for the mid-price without food and beverage segment of the lodging industry and no increase at all for our specific set of competitors for the same period. We believe that our recent sales and marketing efforts to increase brand awareness, including but not limited to additional cable television advertising, and efforts to differentiate Baymont Inns & Suites from its competitors have contributed to the improved revenue performance relative to others in our industry.

     We owned and operated seven Woodfield Suites all-suite hotels during the second quarters of fiscal 2003 and 2002. Although revenues increased slightly during the second quarter of fiscal 2003 compared to the very challenging second quarter of fiscal 2002, operating income from Woodfield Suites decreased during the second quarter and first half of fiscal 2003 compared to the same periods of fiscal 2002. Reduced average rates at these properties resulted in a first half RevPAR decrease of 2.1% compared to the same period last year. A reduction in mid-week business travel was the primary contributor to the overall decline in Woodfield Suites' operating performance.

     The limited-service lodging division's operating income and operating margin decreased slightly during the fiscal 2003 second quarter compared to the same period last year due to several factors, including reduced Woodfield Suites' operating income and the added costs of the cable television advertising initiative. Our division operating income and operating margin during the first half of fiscal 2003 has decreased compared to the same period last year due to the factors identified above along with a decline in revenues during our historically busy summer first quarter.

     Our current strategies for this division continue to focus on increasing occupancy and brand awareness at our Baymont Inns & Suites. Our positive RevPAR trends in relation to others in our industry continued in December and we currently believe that we will continue to see better than average RevPAR improvement during our fiscal 2003 third quarter. We still do not believe a full recovery for the industry will occur until business travel returns to earlier levels.

     At the end of the fiscal 2003 second quarter, we owned or operated 93 Baymont Inns & Suites and franchised an additional 89 Inns, bringing the total number of Baymont Inns & Suites in operation to 182. One Company-owned Baymont was sold out of the system during the second quarter without a material impact on operating results. In addition, there are currently six approved franchised locations in development. We also began construction during fiscal 2003 of our first urban location in downtown Chicago, Illinois. We continue to believe that the current economic and financing environment will constrain new hotel development in the near-term, which may limit the number of new franchised locations approved in the coming months. Conversely, we also continue to believe that the significantly reduced supply growth throughout the industry should favorably impact operating results of existing hotels as an economic recovery takes hold.

Hotels and Resorts

     The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the second quarter and first half of fiscal 2003 and 2002 (in millions, except for variance percentage and operating margin):

                                  Second Quarter                           First Half
                          -------------------------------------    --------------------------------
                                                    Variance                           Variance
                                                  ------------                       ------------
                            F2003     F2002       Amt.     Pct.    F2003    F2002    Amt.      Pct.
                            -----     -----     ------     ----    -----    -----    ----      ----
Revenues                    $26.7     $25.5     $ 1.2      4.6%    $64.1    $60.8    $ 3.3     5.5%
Operating income              1.4       0.1       1.3   1719.8%      8.5      6.5      2.0    31.0%
Operating margin              5.2%      0.3%                        13.3%    10.7%
   (% of revenues)

     Total division revenues and operating income for the second quarter and first half of fiscal 2003 increased over the fiscal 2002 comparable periods primarily due to additional revenues from our newest hotels, the Hotel Phillips, the Hilton Madison at Monona Terrace, and our Timber Ridge Lodge management contract. In addition, last year's second quarter included the very difficult weeks immediately following September 11, resulting in favorable comparisons during the fiscal 2003 second quarter. Comparisons to last year's second quarter and first half were also favorably impacted by the fact that the division's fiscal 2002 comparable periods included approximately $500,000 and $1.1 million, respectively, of preopening expenses related to the Hotel Phillips and Timber Ridge Lodge.

     Conversely, a temporary change in our accounting for timeshare sales at our vacation ownership development at the Grand Geneva Resort & Spa negatively impacted operating results and comparisons to the prior year for the hotels and resorts division during the fiscal 2003 second quarter. We have sold all available timeshare units in our original three buildings at this development and we are currently under construction on a new building that will include 32 new units, doubling the size of the existing development. While this new building is under construction, we are required to account for current sales of timeshare units under the percentage of completion method. At the end of the fiscal 2003 second quarter, we had approximately $1.2 million in vacation ownership sales, along with related costs of sales, deferred on our balance sheet. We currently anticipate that the new building will be completed prior to the end of fiscal 2003 and that all sales will be fully recognized by year-end.

     Our hotels and resorts continue to operate in a very challenging environment as a result of the current economic climate. As noted in our limited-service lodging discussion, although comparisons to last year's second quarter indicate an improvement, business travel remains reduced, significantly impacting the upscale segment of the hotel industry. In addition, several of our hotels and resorts derive a significant portion of their revenues from corporate group business, which also has been below previous year levels. Despite this difficult environment, our hotels and resorts have generally outperformed the industry, likely due at least partially to our property and location mix. Excluding the Hotel Phillips, which opened during the second quarter last year, the division's total RevPAR for comparable Company-owned properties increased 8.5% and 2.6%, respectively, during the fiscal 2003 second quarter and first half compared to the same periods last year. During the fiscal 2003 second quarter, the increase in RevPAR compared to the same period last year was the result of both increased occupancy and an overall 2.2% increase in average daily rate for these comparable properties. We have attempted to retain the integrity of our rate structure during a period when others in the industry are heavily discounting, believing that this strategy is in our best long-term interest.

     Our outlook for the future performance of this division remains cautiously optimistic. While we were pleased with the improvement in operating results during the fiscal 2003 second quarter, the results remain significantly below operating results reported by this division during the second quarters of fiscal 2001 and 2000. The hotels and resorts division was negatively impacted more than our other divisions in the weeks and months immediately following September 11 last year, and thus we anticipate favorable comparisons during our fiscal 2003 third and fourth quarters. Continued improved performance at our newest properties will likely contribute to improved overall division operating results during the remainder of the fiscal year. On the other hand, we remain concerned that the current economic climate will continue to negatively impact business travel and corporate group business in the near term. We will continue to make the necessary investments needed to keep our hotel assets in top condition and we will continue to monitor our operating costs very closely during this difficult environment.

Discontinued Operations

     We sold our KFC restaurant business segment on May 24, 2001. The asset purchase agreement with the buyer of these restaurants provided for a potential additional future purchase price payment if certain performance conditions were met. During the first quarter of fiscal 2003, the buyer elected to terminate this provision of the agreement by paying us an additional $2.1 million. As a result, an additional gain on the sale of the restaurant segment of $1.2 million, net of income taxes, is included in the reported results for the first half of fiscal 2003.

FINANCIAL CONDITION

     Our lodging and movie theatre businesses each generate significant and consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, together with the availability of $88 million of unused credit lines as of the end of the second quarter (adjusted for a recently expired credit agreement), should be adequate to support the ongoing operational liquidity needs of our businesses. At the end of December, we allowed a $40 million, 364-day revolving credit agreement with several banks to expire due to the significant amount of available credit lines without this agreement.

     Net cash provided by operating activities increased by $4.8 million during the first half of fiscal 2003 to $43.6 million, compared to $38.8 million during the prior year's first half. The increase was due primarily to favorable timing differences in collections of accounts and notes receivable and payments of income taxes, partially offset by an unfavorable timing difference in payments of accounts payable.

     Net cash used in investing activities during the fiscal 2002 first half totaled $9.3 million, compared to $30.7 million during the first half of fiscal 2002. The decrease in net cash used in investing activities was primarily the result of decreased capital expenditures and increased cash proceeds from disposals of property and equipment. Capital expenditures totaled $11.5 million during the first half of fiscal 2003 compared to $28.4 million during the prior year's first half. Fiscal 2003 first half capital expenditures included $3.8 million incurred in our hotels and resorts division, $2.4 million incurred in our theatre division and $4.5 million incurred in our limited-service lodging division to fund ongoing capital projects. The increased cash proceeds are primarily due to the additional payment received on the sale of our KFC restaurants.

     Net cash used in financing activities during the first half of fiscal 2003 totaled $37.3 million compared to $3.5 million during the first half of fiscal 2002. As a result of increased cash provided by operating activities and reduced capital expenditures compared to the same period last year, excess cash available was used to reduce our outstanding commercial paper borrowings during the quarter. Our principal payments on notes payable and long-term debt totaled $34.9 million during the first half of fiscal 2003 compared to $13.5 million during the same period last year, with minimal new debt added in fiscal 2003 compared to $12.5 million of new debt added during the first half of fiscal 2002.

     Our overall debt levels continued to decrease during the fiscal 2003 second quarter. Our debt capitalization ratio was 0.44 at November 28, 2002, compared to 0.48 at the prior fiscal year end. Based upon our current expectations for fiscal 2003 capital expenditure levels of approximately $50 million or less and our expectations for additional asset sales proceeds, we anticipate that our long-term debt total and debt-capitalization ratio will remain below fiscal 2002 levels during the remainder of fiscal 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We have not experienced any material changes in our market risk exposures since May 30, 2002.

Item 4. Procedures and Controls

     a.   Evaluation of disclosure controls and procedures

          Based on their evaluations, as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     b.   Changes in internal controls

          There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     Our 2002 annual meeting of shareholders was held on Thursday, October 10, 2002 (the "Annual Meeting"). At the Annual Meeting, the following matters were voted on in person or by proxy and approved by our shareholders:

     1. The shareholders voted to elect Stephen H. Marcus, Diane Marcus Gershowitz, Daniel F. McKeithan, Jr., Allan H. Selig, Timothy E. Hoeksema, Bruce J. Olson, Philip L. Milstein, Bronson J. Haase and James D. Ericson to our Board of Directors for one-year terms to expire at our 2003 annual meeting of shareholders and until their successors are duly qualified and elected.

     As of the August 9, 2002 record date for the Annual Meeting, 19,741,998 shares of Common Stock and 9,595,879 shares of Class B Common Stock were outstanding and eligible to vote, with the Common Stock entitled to one vote per share and the Class B Common Stock entitled to ten votes per share. Following are the final votes on the matters presented for shareholder approval of the Annual Meeting:


Election of Directors                 For                       Withheld
                            ----------------------------------------------------

Name                           Votes       Percentage(1)    Votes  Percentage(1)
                            ----------------------------------------------------

Stephen H. Marcus             107,860,362     99.41%       650,675      0.59%
Diane Marcus Gershowitz       107,864,123     99.41%       646,914      0.59%
Daniel F. McKeithan, Jr.      107,837,091     99.38%       673,946      0.62%
Allan H. Selig                106,585,834     98.23%     1,925,203      1.77%
Timothy E. Hoeksema           108,445,881     99.94%        65,156      0.06%
Bruce J. Olson                108,446,374     99.95%        64,663      0.05%
Philip L. Milstein            107,837,292     99.38%       673,745      0.62%
Bronson J. Haase              108,443,615     99.94%        67,422      0.06%
James D. Ericson              107,832,598     99.38%       678,439      0.62%
_______________________________________________
(1) Based on a total of votes represented by shares of Common Stock and Class B Common Stock actually voted in person or by proxy at the Annual Meeting.

No other matters were brought before the Annual Meeting for a shareholder vote.

Item 6. Exhibits and Reports on Form 8-K

     a.   Exhibits

          3.2  Bylaws, as amended as of January 8, 2003.

          99.1 Written Statement of Chief Executive Officer Pursuant to 189 U.S.C.ss.1350.

          99.2 Written Statement of Chief Financial Officer Pursuant to 189 U.S.C.ss.1350.

     b.   Reports on Form 8-K

          We did not file any Form 8-K during the quarter to which this Form 10-Q relates.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE MARCUS CORPORATION
                             ----------------------



DATE:  January 13, 2003     By:  /s/ Stephen H. Marcus
                                 ------------------------------------------
                                      Stephen H. Marcus,
                                      Chairman of the Board, President and
                                      Chief Executive Officer


DATE: January 13, 2003      By:  /s/ Douglas A. Neis
                                 ------------------------------------------
                                      Douglas A. Neis
                                      Chief Financial Officer and Treasurer

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE:  January 13, 2003

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE:  January 13, 2003

                                   By:  /s/ Douglas A. Neis
                                        ----------------------------------------
                                        Douglas A. Neis,
                                        Chief Financial Officer and Treasurer