Form 10-Q
period 2003-02-27
MARCUS CORP
filed 2003-04-14
CIK 62234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 27, 2003
                                               -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 1-12604
                                                -------

                             THE MARCUS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Wisconsin                                39-1139844
------------------------------------------       -------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.

 250 East Wisconsin Avenue, Suite 1700
          Milwaukee, Wisconsin                             53202
------------------------------------------       -------------------------
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

COMMON STOCK OUTSTANDING AT APRIL 10, 2003 - 19,956,741
CLASS B COMMON STOCK OUTSTANDING AT APRIL 10, 2003 - 9,505,185

                             THE MARCUS CORPORATION
                             ----------------------

                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.   Consolidated Financial Statements:

          Balance Sheets
          (February 27, 2003 and May 30, 2002)..............................   3

          Statements of Earnings
          (Thirteen and thirty-nine weeks ended
          February 27, 2003 and February 28, 2002)..........................   5

          Statements of Cash Flows
          (Thirty-nine weeks ended
          February 27, 2003 and February 28, 2002)..........................   6

          Condensed Notes to Financial Statements...........................   7

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition................................   9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........  17

Item 4.   Procedures and Controls...........................................  18

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..................................  18

Signatures.................................................................. S-1

Certifications.............................................................. S-2

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets


                                                                    (Unaudited)         (Audited)
                                                                    February 27,         May 30,
                                                                        2003              2002
                                                                    ------------        ---------
                                                                             (in thousands)
ASSETS
Current assets:
     Cash and cash equivalents                                       $   6,515          $   5,614
     Accounts and notes receivable                                      13,539             16,044
     Receivables from joint ventures, net of reserves                    3,422              3,760
     Refundable income taxes                                               727              4,947
     Real estate and development costs                                   2,742              2,532
     Other current assets                                                5,309              4,512
                                                                     ---------          ---------
         Total current assets                                           32,254             37,409

Property and equipment:
     Land and improvements                                              89,476             92,558
     Buildings and improvements                                        624,182            612,954
     Leasehold improvements                                              7,450              9,082
     Furniture, fixtures and equipment                                 270,211            266,872
     Construction in progress                                            5,066             13,107
                                                                     ---------          ---------
         Total property and equipment                                  996,385            994,573
     Less accumulated depreciation and amortization                    338,464            310,934
                                                                     ---------          ---------
         Net property and equipment                                    657,921            683,639

Other assets:
     Investments in joint ventures                                       2,154              1,356
     Goodwill                                                           11,772             11,806
     Other                                                              44,559             40,576
                                                                     ---------          ---------
         Total other assets                                             58,485             53,738
                                                                     ---------          ---------

TOTAL ASSETS                                                         $ 748,660          $ 774,786
                                                                     =========          =========

See accompanying notes to consolidated financial statements.


THE MARCUS CORPORATION
Consolidated Balance Sheets



                                                                    (Unaudited)         (Audited)
                                                                    February 27,         May 30,
                                                                        2003              2002
                                                                    ------------        ---------
                                                                             (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                   $     3,302        $    3,497
     Accounts payable                                                     17,501            17,211
     Taxes other than income taxes                                        12,273            13,947
     Accrued compensation                                                  5,003             6,555
     Other accrued liabilities                                            15,772            11,265
     Current maturities of long-term debt                                 20,015            20,777
                                                                     -----------        ----------
         Total current liabilities                                        73,866            73,252

Long-term debt                                                           254,417           299,761

Deferred income taxes                                                     37,638            36,529

Deferred compensation and other                                           14,493            11,176

Shareholders' equity:
     Preferred Stock, $1 par; authorized 1,000,000
      shares; none issued
     Common Stock, $1 par; authorized 50,000,000 shares;
      issued 21,684,328 shares at February 27, 2003 and
      21,584,239 shares at May 30, 2002                                   21,684            21,584
     Class B Common Stock, $1 par; authorized 33,000,000 shares;
      issued and outstanding 9,505,185 at February 27, 2003 and
      9,605,274 at May 30, 2002                                            9,505             9,606
     Capital in excess of par                                             41,447            41,523
     Retained earnings                                                   313,796           300,623
     Accumulated other comprehensive loss                                 (1,441)           (1,866)
                                                                     -----------        ----------
                                                                         384,991           371,470
     Less cost of Common Stock in treasury (1,792,367 shares at
      February 27, 2003 and 1,863,027 shares at May 30, 2002)            (16,745)          (17,402)
                                                                     -----------        ----------
         Total shareholders' equity                                      368,246           354,068
                                                                     -----------        ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $   748,660        $  774,786
                                                                     ===========        ==========
See accompanying notes to consolidated financial statements.


THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

(in thousands, except per share data)                                     February 27, 2003                 February 28, 2002
                                                                     --------------------------         -------------------------
                                                                     13 Weeks          39 Weeks         13 Weeks         39 Weeks
                                                                     --------          --------         --------         --------
Revenues:
     Rooms and telephone                                             $ 34,714          $129,106         $ 33,740         $126,419
     Theatre admissions                                                26,854            76,737           25,329           71,616
     Theatre concessions                                               12,388            35,420           11,891           33,269
     Food and beverage                                                  8,204            25,814            7,707           23,445
     Other income                                                       9,826            33,273            9,457           33,527
                                                                     --------          --------         --------         --------
Total revenues                                                         91,986           300,350           88,124          288,276

Costs and expenses:
     Rooms and telephone                                               18,204            58,884           17,193           57,967
     Theatre operations                                                20,199            58,699           18,575           53,577
     Theatre concessions                                                2,651             7,925            2,675            7,773
     Food and beverage                                                  6,725            19,923            6,441           19,042
     Advertising and marketing                                          6,744            21,439            6,560           19,710
     Administrative                                                    10,257            30,367            8,973           28,821
     Depreciation and amortization                                     11,246            34,112           11,274           33,396
     Rent                                                                 628             1,845              720            2,154
     Property taxes                                                     3,095            11,364            4,406           12,424
     Preopening expenses                                                   18                21               29            1,092
     Other operating expenses                                           4,469            15,114            4,804           15,526
                                                                     --------          --------         --------         --------
Total costs and expenses                                               84,236           259,693           81,650          251,482
                                                                     --------          --------         --------         --------

Operating income                                                        7,750            40,657            6,474           36,794

Other income (expense):
     Investment income (loss)                                          (1,577)             (342)             432            1,548
     Interest expense                                                  (4,809)          (15,106)          (4,295)         (13,969)
     Gain (loss) on disposition of property, equipment and
      investments in joint ventures                                     1,539             2,859              (66)           1,965
                                                                     --------          --------         --------         --------
                                                                       (4,847)          (12,589)          (3,929)         (10,456)
                                                                     --------          --------         --------         --------

Earnings from continuing operations before income taxes                 2,903            28,068            2,545           26,338
Income taxes                                                            1,168            11,410            1,028            8,170
                                                                     --------          --------         --------         --------
Earnings from continuing operations                                     1,735            16,658            1,517           18,168
                                                                     --------          --------         --------         --------

Discontinued operations (Note 2):
     Gain on sale of discontinued operations, net of applicable
      income taxes                                                          -             1,216                -                -
                                                                     --------          --------         --------         --------

Net earnings                                                         $  1,735          $ 17,874         $  1,517         $ 18,168
                                                                     ========          ========         ========         ========
Earnings per share - basic and diluted:
     Continuing operations                                           $   0.06          $   0.57         $   0.05         $   0.62
     Discontinued operations                                                -              0.04                -                -
                                                                     --------          --------         --------         --------
     Net earnings per share                                          $   0.06          $   0.61         $   0.05         $   0.62
                                                                     ========          ========         ========         ========

Weighted average shares outstanding:
     Basic                                                             29,389            29,365           29,248           29,224
     Diluted                                                           29,542            29,533           29,505           29,414


See accompanying notes to consolidated financial statements.


THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

                                                                                            39 Weeks Ended
                                                                                     ------------------------------
                                                                                     February 27,      February 28,
                                                                                          2003             2002
                                                                                     ------------      ------------
                                                                                             (in thousands)
OPERATING ACTIVITIES:
Net earnings                                                                          $   17,874       $    18,168
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Losses on loans to and investments in joint ventures, net of
      distributions                                                                        3,030               684
     Gain on disposition of property, equipment and other assets                          (4,909)           (1,965)
     Amortization of loss on swap agreement                                                  937                 -
     Depreciation and amortization                                                        34,112            33,396
     Deferred income taxes                                                                 1,109               416
     Deferred compensation and other                                                       3,317               902
     Changes in assets and liabilities:
         Accounts and notes receivable                                                     2,505              (159)
         Real estate and development costs                                                  (210)            1,795
         Other current assets                                                               (797)              245
         Accounts payable                                                                    290            (5,958)
         Income taxes                                                                      3,845             4,886
         Taxes other than income taxes                                                    (1,674)           (1,662)
         Accrued compensation                                                             (1,552)           (1,436)
         Other accrued liabilities                                                         4,507             3,990
                                                                                      ----------       -----------
Total adjustments                                                                         44,510            35,134
                                                                                      ----------       -----------
Net cash provided by operating activities                                                 62,384            53,302

INVESTING ACTIVITIES:
Capital expenditures                                                                     (15,529)          (40,109)
Net proceeds from disposals of property, equipment and other assets                       10,927             1,406
Purchase of interest in joint ventures                                                      (477)                -
Increase in other assets                                                                  (4,119)           (1,691)
Cash advanced to joint ventures                                                           (1,862)           (2,104)
                                                                                      ----------       -----------
Net cash used in investing activities                                                    (11,060)          (42,498)

FINANCING ACTIVITIES:
Debt transactions:
     Net proceeds from issuance of notes payable and long-term debt                          551            15,142
     Principal payments on notes payable and long-term debt                              (46,852)          (16,596)
Equity transactions:
     Treasury stock transactions, except for stock options                                  (185)                5
     Exercise of stock options                                                               765               957
     Dividends paid                                                                       (4,702)           (4,674)
                                                                                      ----------       -----------
Net cash used in financing activities                                                    (50,423)           (5,166)
                                                                                      ----------       -----------

Net increase in cash and cash equivalents                                                    901             5,638
Cash and cash equivalents at beginning of year                                             5,614             1,499
                                                                                      ----------       -----------
Cash and cash equivalents at end of period                                            $    6,515       $     7,137
                                                                                      ==========       ===========

See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION

                 CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
                      THIRTEEN AND THIRTY-NINE WEEKS ENDED
                                FEBRUARY 27, 2003
                                   (Unaudited)

1.   General

     Accounting Policies - Refer to the Company's audited financial statements (including footnotes) for the fiscal year ended May 30, 2002, contained in the Company's Form 10-K Annual Report for such year, for a description of the Company's accounting policies.

     Basis of Presentation - The consolidated financial statements for the thirteen and thirty-nine weeks ended February 27, 2003 and February 28, 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at February 27, 2003, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year.

     Comprehensive Income - Accumulated other comprehensive loss consists of the change in fair value of hedging transactions, the accumulated net unrealized losses on available for sale securities and the minimum pension liability, net of tax. Accumulated other comprehensive loss was $1,441,000 and $1,866,000 as of February 27, 2003 and May 30, 2002, respectively. Total comprehensive income for the thirteen and thirty-nine weeks ended February 27, 2003 was $1,841,000 and $18,299,000, respectively. Total comprehensive income for the thirteen and thirty-nine weeks ended February 28, 2002 was $1,646,000 and $15,603,000, respectively.

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

     Following is a summary of business segment information for the thirteen and thirty-nine weeks ended February 27, 2003 and February 28, 2002 (in thousands):


             13 Weeks Ended            Limited-Service                                       Corporate
            February 27, 2003              Lodging         Theatres      Hotels/Resorts        Items          Total
            -----------------          ---------------     --------      --------------      ---------        -----
        Revenues                           $26,745          $40,852          $24,105          $   284        $  91,986
        Operating income (loss)               (425)          10,684             (636)          (1,873)           7,750

             13 Weeks Ended            Limited-Service                                       Corporate
            February 28, 2003              Lodging         Theatres      Hotels/Resorts        Items          Total
            -----------------          ---------------     --------      --------------      ---------        -----
        Revenues                           $25,354          $38,346          $23,957          $   467        $  88,124
        Operating income (loss)               (316)           9,981           (1,548)          (1,643)           6,474

             39 Weeks Ended            Limited-Service                                       Corporate
            February 27, 2003              Lodging         Theatres      Hotels/Resorts        Items          Total
            -----------------          ---------------     --------      --------------      ---------        -----
        Revenues                           $94,737         $116,225          $88,250          $ 1,138        $ 300,350
        Operating income (loss)              9,841           28,416            7,885           (5,485)          40,657

             39 Weeks Ended            Limited-Service                                       Corporate
            February 28, 2003              Lodging         Theatres      Hotels/Resorts        Items          Total
            -----------------          ---------------     --------      --------------      ---------        -----
        Revenues                           $93,908         $108,248          $84,761          $ 1,359       $  288,276
        Operating income (loss)             11,506           25,498            4,958           (5,168)          36,794


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                Special Note Regarding Forward-Looking Statements

     Certain matters discussed in this Management's Discussion and Analysis of Results of Operations and Financial Condition are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements will include words such as we "believe," "anticipate," "expect" or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause results to differ materially from those expected, including, but not limited to, the following: (i) our ability to successfully define and build the Baymont brand within the "limited-service, mid-price without food and beverage" segment of the lodging industry; (ii) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division; (iii) the effects of increasing depreciation expenses and preopening and start-up costs due to the capital intensive nature of our businesses; (iv) the effects of adverse economic conditions in our markets, particularly with respect to our limited-service lodging and hotels and resorts divisions; (v) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (vi) the effects on our occupancy and room rates from the relative industry supply of available rooms at comparable lodging facilities in our markets; (vii) the effects of competitive conditions in the markets served by us; (viii) our ability to identify properties to acquire, develop and/or manage and continuing availability of funds for such development; and (ix) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, the United States' responses thereto and subsequent related hostilities, including the current war with Iraq. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

     The following table sets forth revenues, operating income, earnings from continuing operations, net earnings and earnings per share for the third quarter and first three quarters of fiscal 2003 and 2002 (in millions, except for per share and variance percentage data):

                                             Third Quarter                             First Three Quarters
                                  ----------------------------------------     --------------------------------------
                                                            Variance                                     Variance
                                                       -------------------                         ------------------
                                  F2003      F2002       Amt.       Pct.       F2003      F2002      Amt.       Pct.
                                  -----      -----     -------    --------     -----      -----    -------    -------
Revenues                          $92.0      $88.1     $   3.9       4.4%     $300.4     $288.3     $ 12.1      4.2%
Operating income                    7.8        6.5         1.3      19.7%       40.7       36.8        3.9     10.5%
Earnings from continuing
   operations                       1.7        1.5         0.2      14.4%       16.7       18.2       (1.5)    -8.3%
Net earnings                        1.7        1.5         0.2      14.4%       17.9       18.2       (0.3)    -1.6%

Earnings per share-Diluted:
Continuing operations             $ .06      $ .05     $   .01      20.0%     $  .57     $  .62     $ (.05)    -8.1%
Net earnings per share            $ .06      $ .05     $   .01      20.0%     $  .61     $  .62     $ (.01)    -1.6%

     Revenues increased in each of our three operating divisions during the third quarter of fiscal 2003 compared to the same quarter last year. Increases in our theatre and hotels/resorts divisions' operating income (earnings before other income/expense and income taxes) during the third quarter and first three quarters of fiscal 2003 compared to the same periods last year were partially offset by small operating income decreases from our limited-service lodging division. During the third quarter of fiscal 2003, operating income from our two lodging divisions (and the hotel industry in general) continued to be negatively impacted by an overall reduction in business travel brought on by the economic environment and the uncertainty surrounding a then-potential war with Iraq. Last year's third quarter operating results from our lodging divisions were negatively impacted by a recessionary economic environment accelerated by the terrorist attacks on September 11, 2001.

     Increased interest expense and an investment loss reported during the fiscal 2003 third quarter negatively impacted earnings from continuing operations and net earnings during our fiscal 2003 third quarter and first three quarters compared to the same periods of fiscal 2002. Our interest expense, net of investment income (and losses), totaled $6.4 million and $15.4 million for the third quarter and first three quarters of fiscal 2003, respectively, compared to $3.9 million and $12.4 million during the same periods last year. During the third quarter of fiscal 2003, we reported a one-time $2.2 million investment loss related to loans to and investments in a Baymont Inns & Suites joint venture that has experienced significant financial difficulties in the months following September 11, 2001. We have a limited number of joint ventures and our exposure to additional losses related to these joint ventures is not significant. In addition, the increase in interest expense is also the result of our issuance of fixed rate long-term senior notes during the fourth quarter of fiscal 2002 in lieu of lower cost variable interest rate borrowings in place during these periods last year. The resulting increase in interest expense was partially offset by an overall reduction in our long-term debt during the third quarter and first three quarters of fiscal 2003 compared to last year's same periods.

     A lower than normal effective income tax rate during the first three quarters of fiscal 2002 has also negatively impacted comparisons of fiscal 2003 earnings from continuing operations and net earnings to fiscal 2002 results. Our effective income tax rate during fiscal 2002 was significantly reduced as a result of the one-time favorable impact of federal and state historic tax credits related to the renovation of the Hotel Phillips in Kansas City, Missouri. Without these historic tax credits, our fiscal 2002 first three quarters earnings from continuing operations and net earnings would have been approximately $2.5 million, or $.09 per share, lower than we reported. Income taxes during the remaining quarter of fiscal 2003 are expected to be more comparable to fiscal 2002 income taxes for the same quarter.

     We recognized gains on disposition of property and equipment totaling $1.5 million during the third quarter of fiscal 2003 compared to a loss of $66,000 during the prior year same period. The fiscal 2003 third quarter gain was primarily the result of the sales of a redeveloped former theatre location and a former restaurant location. Gains on disposition of property and equipment for the first three quarters of fiscal 2003 of $2.9 million exceed gains of $2.0 million during the first three quarters of fiscal 2002. The timing of periodic sales of our property and equipment vary from quarter to quarter, resulting in variations in our gains or losses on disposition of property and equipment.

Theatres

     The following table sets forth revenues, operating income and operating margin for our theatre division for the third quarter and first three quarters of fiscal 2003 and 2002 (in millions, except for variance percentage and operating margin):

                                             Third Quarter                             First Three Quarters
                                  ----------------------------------------     --------------------------------------
                                                            Variance                                     Variance
                                                       -------------------                         ------------------
                                  F2003      F2002       Amt.       Pct.       F2003      F2002      Amt.       Pct.
                                  -----      -----     -------    --------     -----      -----    -------    -------
Revenues                          $40.9      $38.3     $  2.6       6.5%      $116.2     $108.2     $ 8.0       7.4%
Operating income                   10.7       10.0        0.7       7.0%        28.4       25.5       2.9       11.4%
Operating margin                   26.2%      26.0%                             24.4%      23.6%
   (% of revenues)


     Consistent with the seasonal nature of the motion picture exhibition industry, the third quarter of our fiscal year is typically one of the strongest periods for our theatre division due to the traditionally strong holiday movie season. Despite the fact that last year's third quarter results were very strong, our fiscal 2003 third quarter theatre operating results represent our seventh straight record quarter for this division. Contributing to the increased third quarter and first three quarters operating margin were increased box office, concession and other ancillary revenues and reduced advertising costs, partially offset by increased film rental costs.

     The following table breaks out revenues for the theatre division for the third quarter and first three quarters of fiscal 2003 and 2002 (in millions, except for variance percentage):

                                             Third Quarter                             First Three Quarters
                                  ----------------------------------------     --------------------------------------
                                                            Variance                                     Variance
                                                       -------------------                         ------------------
                                  F2003      F2002       Amt.       Pct.       F2003      F2002      Amt.       Pct.
                                  -----      -----     -------    --------     -----      -----    -------    -------
Box office receipts               $26.9      $25.3     $   1.6      6.0%      $ 76.7     $ 71.6     $ 5.1       7.2%
Concession revenues                12.4       11.9         0.5      4.2%        35.4       33.3       2.1       6.5%
Other revenues                      1.6        1.1         0.5     43.0%         4.1        3.3       0.8      21.0%
                                  -----      -----     -------     -----      ------     ------     -----      -----
  Total revenues                  $40.9      $38.3     $   2.6      6.5%      $116.2     $108.2     $ 8.0       7.4%


     The increases in box office receipts during the third quarter and first three quarters of fiscal 2003 compared to the same periods last year were due to both an increase in average ticket price and increased attendance, despite our having fewer screens in operation during fiscal 2003 compared to the same periods last year. Our average ticket price increased 3.6% and 3.3%, respectively, during the third quarter and first three quarters of fiscal 2003 compared to the same periods last year. We ended the third quarter with two fewer company-owned theatres, 10 fewer company-owned screens, three additional managed theatres and 34 additional managed screens compared to the prior year. Concession revenues during the fiscal 2003 third quarter increased as a result of increased attendance and a 1.9% increase in our average concession sales per person compared to the third quarter of fiscal 2002. For the first three quarters of fiscal 2003, our average concession sales per person have increased 2.8% compared to last year's same period. Management fees and increased screen advertising revenues have contributed to the increase in other revenues during fiscal 2003 compared to the prior year same periods.

     Total theatre attendance for the third quarter and first three quarters of fiscal 2003 increased 2.2% and 3.6%, respectively, compared to the same periods last year. Total theatre attendance at our comparable locations increased 4.8% during the first three quarters of fiscal 2003, compared to last year's same period. The increases in total attendance and the resulting increases in box office receipts and concession revenues during the third quarter and first three quarters of fiscal 2003 were primarily the result of increased consumer appeal of the films compared to the same periods of fiscal 2002. During the third quarter specifically, the entire increase in attendance compared to the prior year occurred during the five-week holiday period between Thanksgiving Day and New Years Day, and we ended the month of December with two consecutive record box office weeks for our theatres. The third quarter of fiscal 2003 included fifteen films that produced box office receipts in excess of $600,000 for us, compared to only ten films reaching that amount during the third quarter of fiscal 2002. Top films during the quarter included Lord of the Rings: Two Towers, Catch Me If You Can, Harry Potter and the Chamber of Secrets, Maid in Manhattan and Chicago. During the first three quarters of fiscal 2003, 13 films have generated box office receipts in excess of $1.5 million for the division, compared to only 9 films with box office receipts in excess of that amount during the first three quarters of fiscal 2002.

     The fiscal 2003 fourth quarter has started off slowly for this division, due in part to the fact that Easter, a time period which historically has higher theatre attendance, is three weeks later than the prior year and possibly further negatively impacted by consumer interest in the initial television coverage of the war in Iraq. Historically, however, movies have always performed well during times of war and economic uncertainty, providing people with an escape from the harsh realities of the world. Although April and May film releases will include the very promising Anger Management, X-Men 2, Daddy Day Care and The Matrix Reloaded, we do not anticipate that the theatre division will match last year's fourth quarter operating results, which included three of the top six films of fiscal 2002, including Ice Age, Spiderman and Star Wars: the Attack of the Clones. The slate of movies for the summer looks strong and will include sequels to the hits Charlie's Angels, Dumb and Dumber, Tomb Raider, Fast and Furious, American Pie and The Terminator. In addition, two new animated films from Disney and Dreamworks are scheduled for release, as well as additional potential hits such as Hollywood Homicide and The Hulk. Revenues for the theatre business and the motion picture industry in general are heavily dependent upon the general audience appeal of available films, together with studio marketing, advertising and support campaigns, all factors over which we have no control.

     We ended the third quarter of fiscal 2003 with a total of 454 company-owned screens in 43 theatres and 34 managed screens in 3 theatres compared to 464 company-owned screens in 45 theatres at the end of the same period last year. Five new screens at existing theatres are currently under development, with several additional screens planned, all of which are expected to open during fiscal 2004.

Limited-Service Lodging

     The following table sets forth revenues, operating income and operating margin for our limited-service lodging division for the third quarter and first three quarters of fiscal 2003 and 2002 (in millions, except for variance percentage and operating margin):

                                             Third Quarter                             First Three Quarters
                                  ----------------------------------------     --------------------------------------
                                                            Variance                                     Variance
                                                       -------------------                         ------------------
                                  F2003      F2002       Amt.       Pct.       F2003      F2002      Amt.       Pct.
                                  -----      -----     -------    --------     -----      -----    -------    -------
Revenues                          $26.7      $25.4     $   1.3        5.5%    $94.7      $ 93.9     $ 0.8        0.9%
Operating income                   (0.4)      (0.3)       (0.1)     -34.5%      9.8        11.5      (1.7)     -14.5%
Operating margin                   -1.6%      -1.2%                            10.4%       12.3%
   (% of revenues)


     Comparable Baymont Inns & Suites experienced an 8.0% and a 2.5% increase in revenue per available room, or RevPAR, during the fiscal 2003 third quarter and first three quarters, respectively, compared to the same periods last year. The increase in RevPAR during the third quarter was the result of increased occupancy, with our average daily rate decreasing during the quarter. The third quarter of fiscal 2003 and 2002 each included a very difficult environment for lodging. Fiscal 2002 results were negatively impacted by the challenging post-September 11, 2001 economic climate. One year later, during the third quarter of fiscal 2003, business travel remained below historical levels and uncertainty related to the then-impending war with Iraq impacted both the economy in general, and the travel industry in particular, during the period. We are encouraged by the fact that, despite this challenging environment for lodging, we were able to report significant increases in occupancy and RevPAR during the fiscal 2003 third quarter.

     In fact, the revenue increases of our limited-service, mid-priced Baymont Inns & Suites properties during the third quarter of fiscal 2003 continue to be better than the results of the majority of the properties in this lodging industry segment. Data received from outside industry resources, such as Smith Travel Research, indicates that our company-owned or operated Baymont Inns & Suites realized gains in market share for the third consecutive quarter during fiscal 2003. Specifically, our fiscal 2003 third quarter RevPAR increase of 8.0% compares very favorably to a reported decrease of 0.3% for the mid-price without food and beverage segment of the lodging industry and 0.1% decrease for our specific set of competitors for the same period. We believe that our continued sales and marketing efforts to increase brand awareness, including more effectively utilizing all channels of distribution, have resulted in exposing our brand to many new customers and differentiating it from our competitors, contributing to the improved revenue performance relative to others in our industry.

     We owned and operated seven Woodfield Suites all-suite hotels during the third quarters of fiscal 2003 and 2002. Although revenues increased slightly during the third quarter of fiscal 2003 compared to the very challenging third quarter of fiscal 2002, operating income from Woodfield Suites decreased during the third quarter and first three quarters of fiscal 2003 compared to the same periods of fiscal 2002. Reduced average rates at these properties resulted in RevPAR decreases of 0.6% and 1.7% during the fiscal 2003 third quarter and first three quarters, respectively, compared to the same periods last year. A continued reduction in mid-week business travel has been the primary contributor to the overall decline in Woodfield Suites' operating performance.

     The limited-service lodging division's operating income and operating margin decreased slightly during the fiscal 2003 third quarter compared to the same period last year. The single biggest factor contributing to this decrease was the fact that during last year's third quarter, our property in Salt Lake City, Utah reported incremental profits of approximately $300,000 as a result of business related to the Winter Olympics. In addition, several other factors, including reduced Woodfield Suites' operating income and increased utility costs, contributed to the slight decline in operating income during the third quarter. Our division's operating income and operating margin during the first three quarters of fiscal 2003 has decreased compared to the same period last year due to the factors identified above along with a decline in revenues during our historically busy summer first quarter.

     Our current strategies for this division continue to focus on increasing occupancy and brand awareness at our Baymont Inns & Suites. Our frequent stay program, Guest OvationsTM, contributed approximately 29% of our revenues during the fiscal 2003 third quarter compared to 13% during the same quarter last year, a trend that we expect to continue. Room nights booked through our reservation center are nearly 30% ahead of last year during the third quarter. Our positive RevPAR trends in relation to others in our industry continued in March, although bookings throughout the industry as a whole have declined during the initial weeks of the war. We currently believe that we will continue to see better than average RevPAR improvement during our fiscal 2003 fourth quarter compared to others in our industry segment, although it is not likely that our RevPAR increase will be as large as it was during the third quarter. Our relative lack of dependence on the airline industry for our customer base and our lower price point should continue to contribute to our better performance. We continue to believe that a full recovery for the industry will not occur until the uncertainties surrounding the war and economy dissipate and business travel approaches previous levels.

     At the end of the fiscal 2003 third quarter, we owned or operated 93 Baymont Inns & Suites and franchised an additional 89 Inns, bringing the total number of Baymont Inns & Suites in operation to 182 compared to a total of 190 Baymont Inns & Suites (95 company-owned or operated and 95 franchised) at the end of the third quarter of fiscal 2002. There were seven approved franchised locations in development at the end of the fiscal 2003 third quarter. In addition, one company-owned Baymont in downtown Chicago, Illinois and one joint-venture property in Ontario, California are currently under construction. We continue to believe that the current economic and financing environment will constrain new hotel development in the near-term, which may limit the number of new franchised locations approved in the coming months. Conversely, we also continue to believe that the significantly reduced supply growth throughout the industry should favorably impact operating results of existing hotels as an economic recovery takes hold.

Hotels and Resorts

     The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the third quarter and first three quarters of fiscal 2003 and 2002 (in millions, except for variance percentage and operating margin):

                                             Third Quarter                             First Three Quarters
                                  ----------------------------------------     --------------------------------------
                                                            Variance                                     Variance
                                                       -------------------                         ------------------
                                  F2003      F2002       Amt.       Pct.       F2003      F2002      Amt.       Pct.
                                  -----      -----     -------    --------     -----      -----    -------    -------
Revenues                          $24.1      $24.0     $   0.1      0.6%       $88.3      84.8       $ 3.5      4.1%
Operating income                   (0.6)      (1.5)        0.9     58.9%         7.9       5.0         2.9     59.0%
Operating margin                   -2.6%      -6.5%                              8.9%      5.8%
   (% of revenues)


     Total division revenues and operating income for the third quarter and first three quarters of fiscal 2003 increased over the fiscal 2002 comparable periods primarily due to additional revenues from our newest hotels (the Hotel Phillips, the Hilton Madison at Monona Terrace, and our Timber Ridge Lodge management contract) and improved results from our two Milwaukee hotels. In addition, last year's second and third quarters included the very difficult weeks and months immediately following September 11, 2001, resulting in favorable comparisons during the fiscal 2003 comparable periods. Comparisons to last year's first three quarters were also favorably impacted by the fact that the division's fiscal 2002 operating results included approximately $1.1 million of preopening expenses related to the Hotel Phillips and Timber Ridge Lodge.

     Conversely, a temporary regulatory change in our accounting for timeshare sales at our vacation ownership development at the Grand Geneva Resort & Spa and the ongoing economic difficulties suppressing business travel have negatively impacted operating results and comparisons to the prior year for the hotels and resorts division during the fiscal 2003 third quarter. As indicated last quarter, we have sold all available timeshare units in our original three buildings at our Grand Geneva development and we are currently under construction on a new building that will include 32 new units, doubling the size of the existing development. While this new building is under construction, we are required to account for current sales of timeshare units under the percentage of completion method. At the end of the fiscal 2003 third quarter, we had approximately $2.3 million in vacation ownership sales, along with related costs of sales, deferred on our balance sheet. We currently anticipate that the new building will be completed prior to the end of fiscal 2003 and that all sales will be fully recognized by our fiscal year-end.

     As noted in our limited-service lodging discussion, it continues to be a very challenging environment for hotels, particularly those operating in the upscale segments of the industry. Several of our hotels and resorts derive a significant portion of their revenues from corporate group business, which continues to be below historical levels and in some cases, even below last year's levels. Our hotels and resorts have generally performed at or better than others in our segment of the industry, likely due at least partially to our property and location mix. The division's total RevPAR for comparable company-owned properties increased 0.8% during the fiscal 2003 third quarter compared to the same period last year, with all of the increase resulting from increased occupancy. Excluding the Hotel Phillips, which opened during the second quarter last year, the division's total RevPAR for comparable company-owned properties during the fiscal 2003 first three quarters increased 1.8%. Year to date, the increase in RevPAR compared to the same period last year was the result of both slightly increased occupancy and an overall 1.4% increase in average daily rate for these comparable properties. We have attempted to retain the integrity of our rate structure during a period when others in the industry are heavily discounting, believing that this strategy is in our best long-term interest.

     Our outlook for the future performance of this division is unchanged. While we were pleased with the improvement in operating results during the fiscal 2003 third quarter, they remain below operating results we would expect from this division given the significant investments we have made over the last few years. Based upon advance bookings, we expect our Milwaukee hotels to continue to perform better than the prior year at least through the summer and we would anticipate that the performance of our newest hotels will continue to improve. Our fiscal 2003 fourth quarter operating results should also benefit from the completion of our newest timeshare building and the resulting recognition of all deferred revenues. On the other hand, we remain concerned about the current economic climate and we have seen an overall reduction in advance reservations at our hotels during the initial weeks of the war with Iraq. Thus, we continue to expect reduced business travel and corporate group business compared to historical levels in the near term. We will continue to make the necessary investments needed to keep our hotel assets in top condition and we will continue to monitor our operating costs very closely during this difficult environment.

Discontinued Operations

     We sold our KFC restaurant business segment on May 24, 2001. The asset purchase agreement with the buyer of these restaurants provided for a potential additional future purchase price payment if certain performance conditions were met. During the first quarter of fiscal 2003, the buyer elected to terminate this provision of the agreement by paying us an additional $2.1 million. As a result, an additional gain on the sale of the restaurant segment of $1.2 million, net of income taxes, is included in the reported results for the first three quarters of fiscal 2003.

FINANCIAL CONDITION

     Our lodging and movie theatre businesses each generate significant and consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, together with the availability of $97 million of unused credit lines as of the end of the third quarter, should be adequate to support the ongoing operational liquidity needs of our businesses. During the fiscal 2003 third quarter, we allowed a $40 million, 364-day revolving credit agreement with several banks to expire due to the significant amount of available credit lines without this agreement.

     Net cash provided by operating activities increased by $9.1 million during the first three quarters of fiscal 2003 to $62.4 million, compared to $53.3 million during the prior year's first three quarters. The increase was due primarily to favorable timing differences in collections of accounts and notes receivable and payments of accounts payable.

     Net cash used in investing activities during the fiscal 2003 first three quarters totaled $11.1 million, compared to $42.5 million during the first three quarters of fiscal 2002. The decrease in net cash used in investing activities was primarily the result of decreased capital expenditures and increased cash proceeds from disposals of property and equipment. Capital expenditures totaled $15.5 million during the first three quarters of fiscal 2003 compared to $40.1 million during the prior year's first three quarters. Fiscal 2003 first three quarters' capital expenditures included $5.2 million incurred in our hotels and resorts division, $3.1 million incurred in our theatre division and $6.8 million incurred in our limited-service lodging division to fund ongoing capital projects. The increased cash proceeds are primarily due to proceeds from the sale of a former theatre location, one company-owned Baymont Inn, several former restaurant locations and the additional payment received on the sale of our KFC restaurants.

     Net cash used in financing activities during the first three quarters of fiscal 2003 totaled $50.4 million compared to $5.2 million during the first three quarters of fiscal 2002. As a result of increased cash provided by operating activities and reduced capital expenditures compared to the same period last year, excess cash available was used to reduce our outstanding commercial paper borrowings during the quarter. Our principal payments on notes payable and long-term debt totaled $46.9 million during the first three quarters of fiscal 2003 compared to $16.6 million during the same period last year, with minimal new debt added in fiscal 2003 compared to $15.1 million of new debt added during the first three quarters of fiscal 2002.

     Our overall debt levels continued to decrease during the fiscal 2003 third quarter. Our debt capitalization ratio was 0.43 at February 27, 2003, compared to 0.48 at the prior fiscal year end. Based upon our current expectations for fiscal 2003 capital expenditure levels of approximately $30-$35 million, we anticipate that our long-term debt total and debt-capitalization ratio will remain near current levels for the remainder of fiscal 2003.

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

Item 4. Procedures and Controls

     a.   Evaluation of disclosure controls and procedures
          ------------------------------------------------

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

     b.   Changes in internal controls
          ----------------------------

          There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     a.   Exhibits
          --------

          99.1 Written Statement of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350.

          99.2 Written Statement of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350.

     b.   Reports on Form 8-K
          -------------------

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


                             THE MARCUS CORPORATION
                             ----------------------



DATE:  April 14, 2003                  By: /s/ Stephen H. Marcus
                                          --------------------------------------
                                           Stephen H. Marcus,
                                           Chairman of the Board, President and
                                           Chief Executive Officer


DATE:  April 14, 2003                  By: /s/ Douglas A. Neis
                                          --------------------------------------
                                           Douglas A. Neis
                                           Chief Financial Officer and Treasurer

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


DATE:  April 14, 2003

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


DATE:  April 14, 2003

                                        By: /s/ Douglas A. Neis
                                           -------------------------------------
                                           Douglas A. Neis,
                                           Chief Financial Officer and Treasurer