Form 10-K
period 2003-05-29
MARCUS CORP
filed 2003-08-27
CIK 62234

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                     Annual report pursuant to Section 13 of
             the Securities Exchange Act of 1934 for the fiscal year
                              ended May 29, 2003 of


                             THE MARCUS CORPORATION


                     100 East Wisconsin Avenue - Suite 1900
                         Milwaukee, Wisconsin 53202-4125
                                 (414) 905-1000
                             A Wisconsin corporation
                   IRS Employer Identification No. 39-1139844
                           Commission File No. 1-12609



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

We are an accelerated filer (as defined in Rule 12b-2 of the Act).

The aggregate market value of the voting common equity held by non-affiliates as of November 28, 2002 was $299,727,339. This value includes all shares of our voting and non-voting common equity, except for shares beneficially owned by our directors and executive officers listed in Part I below.

As of August 15, 2003, there were 20,073,325 shares of our Common Stock, $1 par value, and 9,480,185 shares of our Class B, Common Stock, $1 par value, outstanding.

Portions of our definitive Proxy Statement for our 2003 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year and, upon such filing, will be incorporated by reference into Part III to the extent indicated therein.

                                     PART I

                Special Note Regarding Forward-Looking Statements

     Certain matters discussed in this Annual Report on Form 10-K and the accompanying annual report to shareholders, particularly in the Shareholders' Letter and Management's Discussion and Analysis, are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements will include words such as we "believe," "anticipate," "expect" or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause results to differ materially from those expected, including, but not limited to, the following: (i) our ability to successfully define and build the Baymont brand within the "limited-service, mid-price without food and beverage" segment of the lodging industry; (ii) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division; (iii) the effects of increasing depreciation expenses and pre-opening and start-up costs due to the capital intensive nature of our businesses; (iv) the effects of adverse economic conditions in our markets, particularly with respect to our limited-service lodging and hotels and resorts divisions; (v) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (vi) the effects on our occupancy and room rates from the relative industry supply of available rooms at comparable lodging facilities in our markets; (vii) the effects of competitive conditions in the markets served by us; (viii) our ability to identify properties to acquire, develop and/or manage and continuing availability of funds for such development; and (ix) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, the United States' responses thereto and subsequent hostilities. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-K and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1. Business.
------  --------

General

     We are engaged primarily in three business segments: movie theatres; limited-service lodging; and hotels and resorts. (As a result of the May 2001 sale of our KFC restaurants, our former restaurant business segment is presented as discontinued operations in our financial statements.)

     As of May 29, 2003, our theatre operations included 46 movie theatres with 488 screens throughout Wisconsin, Ohio, Illinois and Minnesota, including three Illinois movie theatres with 34 screens owned by a third party but managed by us. We also operate a family entertainment center, Funset Boulevard, that is adjacent to one of our theatres in Appleton, Wisconsin.

     As of May 29, 2003, our limited-service lodging operations included a chain of 180 Baymont Inns & Suites limited-service facilities in 31 states, seven Woodfield Suites all-suite hotels in Wisconsin, Colorado, Ohio, Illinois and Texas and one Budgetel Inn in Wisconsin. A total of 84 of our Baymont Inns & Suites were owned and operated by us, nine were operated under joint venture agreements or management contracts and 87 were franchised.

     As of May 29, 2003, our hotels and resorts operations included six owned and operated hotels and resorts in Wisconsin, California and Missouri. We also manage five hotels for third parties in Wisconsin, Minnesota, Texas and California and a vacation ownership development in Wisconsin.

     Each of these business segments is discussed in detail below.

Strategic Plan

     Our current strategic plans include the following goals and strategies:

o Continuing to maximize the return on our significant recent investments in movie theatres through both revenue and cost improvements, while pursuing selective screen additions and opportunities for additional growth in our theatre and screen base. Our investment of over $200 million in our theatre division in recent years, more than doubling our number of Company-owned movie theatre screens from 219 at the end of fiscal 1996 to 454 screens at the end of fiscal 2003 while adding stadium seating in approximately 87% of our first-run screens (the highest percentage in the industry), has contributed to two straight years of record operating performance. Our operating plans include a continued emphasis on expanding ancillary revenues, with a particular focus on pre-show advertising revenues, a rapidly growing source of income for our theatres. Our capital plan for fiscal 2004 anticipates screen addition projects that may ultimately add as many as 20 new screens to existing locations, including two new large UltraScreens(TM).

o Continuing to define and build our Baymont Inns & Suites brand, with a goal to be the "best in class" in the mid-price without food and beverage segment of the lodging industry. We continue to believe that most of our limited-service lodging division's anticipated future growth in earnings will ultimately come as a result of revenue growth at our Company-owned inns (as the brand captures a greater share of its industry segment) and from our emphasis on opening new franchised and joint venture Baymont Inns & Suites. As of the end of fiscal 2003, six new franchised properties, one joint venture and one Company-owned property were under development. The joint venture location (our first in the important California market) and the majority of the new franchised properties are expected to open during fiscal 2004. The Company-owned property, our first urban Baymont Inn & Suites, is being built in downtown Chicago, Illinois and is expected to open sometime in fiscal 2005. As a result of the reduced demand for lodging and a constrained financing market for new hotel development, industry supply growth has also slowed considerably. Accordingly, we currently have significantly fewer new franchised inns in development than previously planned. As industry conditions improve, we hope to increase the pace of our franchise growth. By emphasizing franchising, we hope that the Baymont brand will grow more rapidly, conserving our capital for other strategic purposes. Our current plans could also include exploring additional growth of the Baymont brand through potential joint venture investments, focusing on selected key strategic urban and suburban markets.

o Maximizing the return on our significant recent investments in hotel projects and doubling the number of rooms either managed or owned by our hotels and resorts division to 6,000 rooms over the next three to five years. Many of our recent growth opportunities for our hotels and resorts division (Marcus Vacation Club, Hilton Madison, Hotel Phillips, Timber Ridge Lodge and Hilton Milwaukee improvements) required a lengthy development period during which significant capital was committed just prior to a period of time (post September 11) that has been generally regarded as one of the most difficult periods ever experienced by the hotel industry. Despite this challenging environment, our hotels and resorts division reported significant improvement in fiscal 2003, and we expect these recent development projects, plus anticipated improvement at our core properties as business travel improves, to provide continued earnings growth opportunities during fiscal 2004 and beyond. We expect that the majority of our anticipated potential growth in rooms managed will come from management contracts for other owners. In some cases, we may own a partial interest in the new managed properties. We continue to pursue a strategy that would involve the use of third-party equity funds to invest in existing hotel properties. Under this strategy, we would make limited equity investments and would enter into management contracts to manage the properties for the equity funds.

     The actual number, mix and timing of potential future new facilities and expansions will depend in large part on industry and economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends, our ability to increase the number of franchised Baymont locations at a pace consistent with our current plans and the availability of attractive opportunities. It is likely that our growth goals will continue to evolve and change in response to these and other factors, and there can be no assurance that these current goals will be achieved. The terrorist attacks of September 11, 2001 and the subsequent war on terrorism, combined with the economic downturn, have had an unprecedented impact on the travel and lodging industry. We are unable to predict with certainty if or when lodging demand, particularly from the business traveler, will return to pre-September 11 levels. Although we are encouraged by recent signs that business travel is beginning to increase, we believe that it is likely that the travel and lodging industries will continue to be negatively impacted to some degree by reduced business travel during some or all of fiscal 2004. Any additional domestic terrorist attacks may have a similar or worse effect on the lodging industry than that experienced as a result of the September 11 attacks.

Theatre Operations

     At the end of fiscal 2003, we owned or operated 46 movie theatre locations with a total of 488 screens in Wisconsin, Illinois, Minnesota and Ohio for an average of 10.6 screens per location, compared to an average of 10.4 screens per location at the end of fiscal 2002 and 9.8 at the end of fiscal 2001. Included in the fiscal 2003 totals are three theatres with 34 screens that we manage for another owner. Our facilities include 19 megaplex theatres (12 or more screens), representing 62% of our total screens, 25 multiplex theatres (two to 11 screens) and two single-screen theatres. Our long-term growth strategy for the theatre division is to focus on megaplex theatres having between 12 and 20 screens, which typically vary in seating capacity from 150 to 450 seats per screen. Multi-screen theatres allow us to offer a more diversified selection of films to attract additional customers, exhibit movies in larger or smaller auditoriums within the same theatre depending on the popularity of the movie and benefit from having common box office, concession, projection and lobby facilities.

     During fiscal 2003 we opened three new screens, including our third UltraScreen(TM), at an existing theatre and closed one theatre with five screens. We anticipate adding up to 20 additional screens, including two more UltraScreens(TM), to existing theatres during fiscal 2004. We believe that we may close approximately six to eight theatres with up to 31 screens over the next three years with minimal impact on operating results. At fiscal year-end, we operated 467 first-run screens and 21 budget-oriented screens.

     Revenues for the theatre business, and the motion picture industry in general, are heavily dependent on many factors over which we have no control, including the general audience appeal of available films and studio marketing, advertising and support campaigns. Movie production has been stimulated by additional demand from ancillary markets such as home video, pay-per-view and cable television, as well as increased demand from foreign film markets. Fiscal 2003 featured such box office hits as Lord of the Rings: Two Towers, Harry Potter and the Chamber of Secrets, My Big Fat Greek Wedding, Signs, Austin Powers in Goldmember, Matrix Reloaded, Chicago and Catch Me If You Can.

     We obtain our films from several national motion picture production and distribution companies and are not dependent on any single motion picture supplier. Our booking, advertising, concession purchases and promotional activities are handled centrally by our administrative staff.

     We strive to provide our movie patrons with high-quality picture and sound presentation in clean, comfortable, attractive and contemporary theatre environments. Substantially all of our movie theatre complexes feature either digital sound, Dolby or other stereo sound systems; acoustical ceilings; side wall insulation; engineered drapery folds to eliminate sound imbalance, reverberation and distortion; tiled floors; loge seats; cup-holder chair-arms; and computer-controlled heating, air conditioning and ventilation. We offer stadium seating, a tiered seating system that permits unobstructed viewing, at over 87% of our first-run screens. Computerized box offices permit all of our movie theatres to sell tickets in advance. Our theatres are accessible to persons with disabilities and provide wireless headphones for hearing-impaired moviegoers. Other amenities at certain theatres include THX auditoriums, which allow customers to hear the softest and loudest sounds and touch-screen, computerized, self-service ticket kiosks, which simplify advance ticket purchases. We also operate the Marcus Movie Hitline, which is a satellite-based automated telephone ticketing system that allows moviegoers to buy tickets to movies at any of 12 Marcus first-run theatres in the metropolitan Milwaukee area and our two theatres in Columbus, Ohio using a credit card. We own a minority interest in MovieTickets.com, a joint venture of movie and entertainment companies that was created to sell movie tickets over the internet and represents nearly 6,700 screens throughout the United States and Canada. As a result of our association with MovieTickets.com, moviegoers can buy tickets to movies at any of our first-run theatres via the internet and print them at home.

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

Limited-Service Lodging Operations

Baymont Inns & Suites

     We own, operate or franchise a total of 180 limited-service facilities, with nearly 17,000 available guest rooms, under the name "Baymont Inns & Suites" in 31 states. A total of 87 of these Baymont Inns & Suites are owned and operated by franchisees, 84 are owned and operated by us and nine are operated by us under joint venture agreements or management contracts. During fiscal 2003, three new properties owned and operated by our franchisees were opened. In addition, six new franchised properties, one joint venture property and one new owned property were under construction or in development at fiscal year-end. During fiscal 2003, we sold one owned Baymont Inn & Suites. Additionally, eight franchised properties left the system during fiscal 2003.

     Targeted at the business traveler, Baymont Inns & Suites feature an upscale, contemporary exterior appearance, are generally located in high traffic commercial areas in close proximity to interstate highway exits and major thoroughfares and vary in size between 52 and 185 guest rooms. We believe that providing amenities usually associated with full-service hotels distinguishes Baymont Inns & Suites from many of its competitors. These amenities include executive conference centers, king-sized beds, free local telephone calls, incoming fax transmissions, non-smoking rooms, in-room coffee makers, remote control multi-channel televisions, extra-long telephone cords, large working desks, lobby breakfasts, two-room suites, 25-inch televisions, fitness facilities, voice mail, hair dryers, irons and ironing boards, complimentary copies of USA Today, name brand soap and shampoo, fluffy towels and a frequent stay reward program, Guest OvationsTM. To enhance customer security, all Baymont Inns & Suites feature "card key" room locking systems, well-lighted parking areas and all-night front desk staffing. The interior of each Baymont Inn & Suites is refurbished in accordance with a strict periodic schedule.

     Our Guest OvationsTM program offers program members complimentary upgrades to our "Ovations Rooms." Our Ovations Rooms feature plush pillow-top mattresses, Down LiteTM pillows, free in-room bottled water, enhanced workstations with executive-sized desks, comfortable ergonomic chairs and task lamps with dataports. Ovations Rooms are also available to guests who are not members of our Guest OvationsTM program at an additional charge.

     Baymont Inns & Suites has a national franchise program and we have placed an increased emphasis on opening more franchised Baymont Inns & Suites, either by opening new facilities or by selling existing facilities to franchisees. Our franchisees pay an initial franchise fee and annual marketing assessments, reservation system assessments and royalty fees based on room revenues. We are qualified to sell, and anticipate ultimately selling, franchises in all 50 states. As a result of the reduced demand for lodging and a constrained financing market for new hotel development, industry supply growth has also slowed considerably. Accordingly, we currently have significantly fewer new franchised inns in development than previously planned. As industry conditions improve, we hope to increase the pace of our franchise growth.

Woodfield Suites

     We operate seven mid-priced, all-suite hotels under the name "Woodfield Suites" in Wisconsin, Colorado, Ohio, Illinois and Texas. Woodfield Suites offers all of its guests the use of a centrally-located swimming pool, whirlpool and game room. Most suites have a bedroom and separate living room and feature an extra-length bed, sleeper sofa for additional guests, microwave, refrigerator, wet bar, television and hair dryer and some suites have a kitchenette. All Woodfield Suites' guests receive a complimentary continental breakfast and are invited to a complimentary cocktail hour. Meeting rooms and two-line telephones equipped with dataports in every suite enhance Woodfield Suites' appeal to business travelers.

Budgetel Inn

     We own one Budgetel Inn in Appleton, Wisconsin.

Hotels and Resorts Operations

The Pfister Hotel

     We own and operate the Pfister Hotel, which is located in downtown Milwaukee. The Pfister Hotel is a full service luxury hotel and has 307 guest rooms (including 82 luxury suites and 176 recently renovated tower rooms), three restaurants, two cocktail lounges and a 275-car parking ramp. The Pfister also has 24,000 square feet of banquet and convention facilities. The Pfister's banquet and meeting rooms accommodate up to 3,000 people and the hotel features two large ballrooms, including one of the largest ballrooms in the Milwaukee metropolitan area, with banquet seating for 1,200 people. A portion of the Pfister's first-floor space is leased for use by retail tenants. In fiscal 2003, the Pfister Hotel earned its 27th consecutive four-diamond award from the American Automobile Association and was named one of the "World's Best Business Hotels" by Travel & Leisure magazine. The Pfister is also a member of Preferred Hotels and Resorts Worldwide Association, an organization of independent luxury hotels and resorts, and the Association of Historic Hotels of America.

The Hilton Milwaukee City Center

     We also own and operate the 729-room Hilton Milwaukee City Center. Several aspects of Hilton's franchise program have benefited this hotel, including Hilton's international centralized reservation and marketing system, advertising cooperatives and frequent stay programs. The Hilton Milwaukee City Center has an indoor water park and family fun center that features water slides, swimming pools, a sand beach, lounge and restaurant. The hotel also has two cocktail lounges, two restaurants and a new 870-car parking ramp that opened early in fiscal 2003.

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

     We manage and sell units of a vacation ownership development that is adjacent to the Grand Geneva Resort & Spa. The development includes 62 timeshare units (32 of which were built in fiscal 2003) and a timeshare sales center. Our timeshare owners can participate in exchange programs through Resort Condominiums International.

Miramonte Resort

     We own and operate the Miramonte Resort in Indian Wells, California, a boutique luxury resort located on 11 landscaped acres. The resort includes 14 two-story Tuscan style buildings with a total of 226 guest rooms, one restaurant, one lounge and 9,500 square feet of banquet, meeting and exhibit space, including a 5,000 square foot grand ballroom, a fully equipped fitness center and two outdoor swimming pools, each with an adjacent jacuzzi spa and sauna, outdoor meeting facilities and a golf concierge. During fiscal 2003, the Miramonte Resort earned its 5th consecutive four-diamond award from the American Automobile Association. We anticipate converting one of the buildings into a world-class spa during fiscal 2004, reducing the number of available guest rooms by six.

Hotel Phillips

     We also own and operate the Hotel Phillips, a 217-room hotel in Kansas City, Missouri. After purchasing and completely restoring this landmark hotel, we reopened it in September 2001. The Hotel Phillips has conference rooms totaling 5,600 square feet of meeting space, a 2,300 square foot ballroom, a restaurant and a lounge.

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

     We also operate Beverly Garland's Holiday Inn in North Hollywood, California. The Beverly Garland has 257 guest rooms, including 12 suites, meeting space for up to 600, including an amphitheater and ballroom, an outdoor swimming pool and lighted tennis courts. The mission-style hotel is located on seven acres near Universal Studios.

     We also manage the Timber Ridge Lodge, an indoor/outdoor waterpark and condominium complex in Lake Geneva, Wisconsin. The Timber Ridge Lodge, which opened in 2001, is a 225-unit condominium hotel on the same campus as our Grand Geneva Resort & Spa. The Timber Ridge Lodge has meeting rooms totaling 3,640 square feet, a general store, a restaurant-cafe, a snack bar and lounge, a state-of-the-art fitness center and an entertainment arcade.

     Finally, we also operate the Hilton Garden Inn Houston NW/Chateau in Houston, Texas, which opened in May 2002. The Hilton Garden Inn has 171 guest rooms, a ballroom, a restaurant, a fitness center, a convenience mart and a swimming pool. The hotel is a part of Chateau Court, a 13 acre, European-style mixed-use development that also includes retail space and an office village.

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

     Our Baymont Inns & Suites compete with national limited-service lodging chains such as Hampton Inn (which is owned by Hilton Hotels Corporation), Fairfield Inn (which is owned by Marriott Corporation), Holiday Inn Express and Comfort Inn, as well as a large number of regional and local chains. Our Woodfield Suites compete with national chains such as Embassy Suites, Comfort Suites, AmeriSuites and Courtyard by Marriott, as well as other regional and local all-suite facilities.

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

Employees

     As of the end of fiscal 2003, we had approximately 7,000 employees, a majority of whom were employed on a part-time basis. A number of our (i) hotel employees in Minneapolis, Minnesota are covered by collective bargaining agreements which expire in April 2005; (ii) operating engineers in the Hilton Milwaukee City Center and Pfister Hotel are covered by collective bargaining agreements which expire in November 2003 and April 2004, respectively; and (iii) painters in the Pfister Hotel are covered by a collective bargaining agreement which expires in May 2004. In addition, we are negotiating with operating engineers in our Hilton Madison at Monona Terrance with respect to a collective bargaining agreement.

Web Site Information

     Our corporate web site is www.marcuscorp.com. All of our Form 10-Ks, Form 10-Qs and Form 8-Ks, and amendments thereto, are available on this web site as soon as practical after they have been filed with the SEC.

Item 2. Properties.
------  ----------

     We own the real estate of a substantial portion of our facilities, including, as of May 29, 2003, the Pfister Hotel, the Hilton Milwaukee City Center, the Hilton Madison at Monona Terrace, the Grand Geneva Resort & Spa, the Miramonte Resort and the Hotel Phillips, all of our Company-owned Baymont Inns & Suites, all of the Woodfield Suites and the majority of our theatres. We lease the remainder of our facilities. As of May 29, 2003, we also managed five hotel properties and three theatres that are owned by third parties. Additionally, we own properties acquired for the future construction and operation of new facilities. All of our properties are suitably maintained and adequately utilized to cover the respective business segment served.

     Our owned, leased and franchised properties are summarized, as of May 29, 2003, in the following table:


                                         Total Number                 Leased from    Managed for    Managed for
                                        of Facilities                  Unrelated       Related       Unrelated        Owned By
             Business Segment            in Operation    Owned(1)       Parties        Parties        Parties      Franchisees(2)
    -------------------------------------------------------------------------------------------------------------------------------
    Theatres:
       Movie Theatres                          46             33           10              0            3                 0
       Family Entertainment Center              1              1            0              0            0                 0
    -------------------------------------------------------------------------------------------------------------------------------
    Hotels and Resorts:
       Hotels                                   9              4            0              0            5                 0
       Resorts                                  2              2            0              0            0                 0
       Vacation Ownership                       1              0            0              0            1                 0
    -------------------------------------------------------------------------------------------------------------------------------
    Limited-Service Lodging:
       Baymont Inns & Suites                  180             84            0              8            1                87
       Woodfield Suites                         7              7            0              0            0                 0
       Budgetel Inns                            1              1            0              0            0                 0
    -------------------------------------------------------------------------------------------------------------------------------
               Total                          247            132           10              8           10                87
    ===============================================================================================================================

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

     Over 90% of our operating property leases expire on various dates after the end of fiscal 2004 (assuming we exercise all of our renewal and extension options).

Item 3. Legal Proceedings.
------  -----------------

     We do not believe that any pending legal proceedings involving us are material to our business. No legal proceeding required to be disclosed under this item was terminated during the fourth quarter of our 2003 fiscal year.


Item 4. Submission of Matters to a Vote of Security Holders.
------  ---------------------------------------------------

     No matters were submitted to a vote of our shareholders during the fourth quarter of our 2003 fiscal year.

                          EXECUTIVE OFFICERS OF COMPANY

     Each of our executive officers is identified below together with information about each officer's age, position and employment history for at least the past five years:


            Name                                                Position                                      Age
---------------------------------------------------------------------------------------------------------------------
Stephen H. Marcus              Chairman of the Board, President and Chief Executive Officer                   68
Bruce J. Olson                 Group Vice President and President of Marcus Theatres Corporation              53
H. Fred Delmenhorst            Vice President-Human Resources                                                 62
Thomas F. Kissinger            General Counsel and Secretary                                                  43
Douglas A. Neis                Chief Financial Officer and Treasurer                                          44
William J. Otto                President and Chief Operating Officer of Marcus Hotels, Inc.                   47
James R. Abrahamson            President and Chief Operating Officer of Baymont Inns, Inc.                    48
---------------------------------------------------------------------------------------------------------------------

     Stephen H. Marcus has been our Chairman of the Board since December 1991 and our President and Chief Executive Officer since December 1988. Mr. Marcus has worked at the company for 41 years.

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

     William J. Otto joined the company in 1993 as the Senior Vice President of Operations of Marcus Hotels, Inc. In 1996, Mr. Otto was promoted to Senior Vice President and Chief Operating Officer of Marcus Hotels, Inc. and in April 2001 he was further promoted to President and Chief Operating Officer of Marcus Hotels, Inc.

     James R. Abrahamson joined the company in April 2000 as President and Chief Operating Officer of Baymont Inns, Inc. Mr. Abrahamson previously served as Executive Vice President of the Franchise Hotel Group of Hilton Hotels Corporation from January 1995 until April 2000.

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


                                     PART II

Item 5. Market for the Company's Common Equity and Related Shareholder Matters.
------  ----------------------------------------------------------------------

     Our Common Stock, $1 par value, is listed and traded on the New York Stock Exchange under the ticker symbol "MCS." Our Class B Common Stock, $1 par value, is neither listed nor traded on any exchange. During each quarter of fiscal 2002 and 2003, we paid a dividend of $0.055 per share of our Common Stock and $0.05 per share of our Class B Common Stock. On August 15, 2003, there were 2,384 shareholders of record of our Common Stock and 43 shareholders of record of our Class B Common Stock. The following table lists the high and low sale prices of our Common Stock for the periods indicated:

                                 1st         2nd         3rd          4th
Fiscal 2003                    Quarter     Quarter     Quarter      Quarter
-------------------------------------------------------------------------------
High                            $16.74      $15.13      $15.34       $15.34
Low                              11.90       11.94       13.02        11.91
-------------------------------------------------------------------------------

                                 1st         2nd         3rd          4th
Fiscal 2002                    Quarter     Quarter     Quarter      Quarter
-------------------------------------------------------------------------------
High                            $15.72      $14.21      $15.80       $17.98
Low                              13.45       10.59       13.45        13.02

Item 6. Selected Financial Data.
------  -----------------------

Eleven-Year Financial Summary


                              2003      2002     2001(2)(3) 2000      1999     1998(4)  1997     1996(5)  1995     1994(6)  1993
----------------------------------------------------------------------------------------------------------------------------------
Operating Results
(in thousands)
Revenues(8)                $ 396,915   389,833  375,335    348,130   332,179  303,881  273,693  234,325  201,472  169,680  151,662
Earnings from continuing   $  19,307    22,460   12,740     21,238    20,958   26,343   29,254   27,885       --       --       --
  operations(8)
Net earnings               $  20,556    22,460   21,776     22,622    23,144   28,444   30,881   42,307   24,136   22,829   16,482
----------------------------------------------------------------------------------------------------------------------------------
Common Stock Data(1)
Earnings per share -       $     .66       .76      .43        .71       .70      .87      .98      .94       --       --       --
  continuing
operations(8)
Net earnings per share     $     .70       .76      .74        .76       .77      .94     1.04     1.42      .82      .77      .63
Cash dividends per share   $     .22       .22      .22        .22       .22      .22      .20    .23(7)     .15      .13      .11
Weighted average shares       29,549    29,470   29,345     29,828    30,105   30,293   29,745   29,712   29,537   29,492   26,208
  outstanding
  (in thousands)
Book value per share       $   12.54     12.07    11.57      11.03     10.48    10.00     9.37     8.51     7.29     6.61     5.95
----------------------------------------------------------------------------------------------------------------------------------
Financial Position
(in thousands)
Total assets               $ 755,457   774,786  758,659    725,149   676,116  608,504  521,957  455,315  407,082  361,606  309,455
Long-term debt             $ 203,307   299,761  310,239    286,344   264,270  205,632  168,065  127,135  116,364  107,681   78,995
Shareholders' equity       $ 369,900   354,068  337,701    325,247   313,574  302,531  277,293  251,248  214,464  193,918  173,980
Capital expenditures and   $  26,004    48,899   96,748     99,492   111,843  115,880  107,514   83,689   77,083   75,825   47,237
  other
----------------------------------------------------------------------------------------------------------------------------------
Financial Ratios
Current ratio                    .40       .51      .40        .41       .45      .43      .39      .62      .41      .67      .90
Debt/capitalization ratio        .43       .48      .49        .48       .47      .42      .39      .35      .37      .37      .34
Return on average                5.7%      6.5%     6.6%       7.1%      7.5%    9.8%     11.7%    18.2%    11.8%   12.4%     11.0%
  shareholders' equity
----------------------------------------------------------------------------------------------------------------------------------


              [GRAPHIC OMITTED]

(1) All per share and shares outstanding data is on a diluted basis and has been adjusted to reflect stock splits in 1998, 1996 and 1993.
(2) Includes gain of $7.8 million or $0.27 per share on sale of discontinued operations.
(3) Includes impairment charge of $2.1 million or $0.07 per share.
(4) Includes charge of $2.3 million or $0.08 per share for costs associated with the Baymont name change.
(5) Includes gain of $14.8 million or $0.49 per share on sale of certain restaurant locations.
(6) Includes gain of $1.8 million or $0.06 per share for cumulative effect of change in accounting for income taxes.
(7) Includes annual dividend of $0.18 per share and one quarterly dividend of $0.05 per share.
(8) Restated to present restaurant operations as discontinued operations and to reflect early adoption of EITF No. 00-14, "Accounting for Certain Sales Incentives."

Item 7. Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
        of Operations.
        -------------

Results of Operations

General

     We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2003 and fiscal 2002 were 52-week years, while fiscal 2001 was a 53-week year. Our upcoming fiscal 2004 will be a 52-week year.

     We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in three business segments: theatres, limited-service lodging and hotels and resorts. As a result of the sale of our KFC restaurants during fiscal 2001, the restaurant business segment has been presented as discontinued operations in the accompanying financial statements and in this discussion.

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

     Another record year for our movie theatres and significant year-over-year improvement in our hotels and resorts division contributed to increased operating income during fiscal 2003, despite another difficult year for the lodging industry as a whole. Operating income from our two lodging divisions during fiscal 2003 continued to be negatively impacted by an overall reduction in business travel brought on by the economic environment and uncertainties surrounding the war with Iraq. In addition, investment losses during fiscal 2003 and the favorable impact of historic tax credits related to our Kansas City Hotel Phillips project during fiscal 2002 resulted in decreased net earnings during fiscal 2003 compared to the prior year.

Consolidated Financial Comparisons

     The following table sets forth revenues, operating income, earnings from continuing operations, net earnings and earnings per share for the past three fiscal years (in millions, except for per share and percentage change data):


                                                          Change F03 v. F02                    Change F02 v. F01
                                                        -----------------------             ------------------------
                                  2003        2002         Amt.        Pct.      2001(1)       Amt.         Pct.
--------------------------------------------------------------------------------------------------------------------
Revenues                         $396.9      $389.8       $  7.1         1.8%    $375.3        $14.5          3.9%
Operating income                   49.4        47.5          1.9         4.1%      38.8          8.7         22.2%
Earnings from
  continuing operations            19.3        22.5         (3.2)      -14.0%      12.7          9.8         76.3%
Net earnings                       20.6        22.5         (1.9)       -8.5%      21.8          0.7          3.1%
Earnings per share - Diluted:
 Continuing operations           $  .66      $  .76       $ (.10)      -13.2%    $  .43        $ .33         76.7%
 Net earnings per share             .70         .76         (.06)       -7.9%       .74          .02          2.7%
--------------------------------------------------------------------------------------------------------------------

(1) Fiscal 2001 operating results include a $2.1 million after-tax, non-cash impairment charge ($3.5 million before-tax) related to our theatre division IMAX(R) operations. Excluding the asset impairment charge, operating income from continuing operations during fiscal 2001 totaled $42.3 million, earnings from continuing operations totaled $14.8 million and diluted earnings per share from continuing operations totaled $.50 per share.


Fiscal 2003 versus Fiscal 2002

     All three operating divisions contributed to the increase in revenues during fiscal 2003. A second consecutive year of record operating performance from our theatre division and significant improvement in operating results from our hotels and resorts division resulted in an increase in overall operating income (earnings before other income/expense and income taxes), despite decreases in operating income from our limited-service lodging division and a nearly $1.0 million, or 8.9%, increase in our total gas and electric costs for the year. A slight increase in interest expense, investment losses reported during fiscal 2003 and a significantly higher effective income tax rate contributed to our decreased earnings from continuing operations and net earnings during fiscal 2003.

     We recognized a net investment loss of approximately $150,000 during fiscal 2003, compared to investment income of $2.4 million during the prior year. Investment income has historically included interest earned on cash equivalents and notes receivable, including notes related to the sale of timeshare units in our hotels and resorts division. The significant decrease in investment income during fiscal 2003 was primarily the result of a $2.6 million investment loss related to loans to and investments in Baymont Inns & Suites joint ventures that have experienced significant financial difficulties in the months following September 11, 2001. We have a limited number of joint ventures and our exposure to additional losses related to these joint ventures is not significant. In addition, we also recognized a $494,000 pre-tax investment loss on securities held during fiscal 2003, whose decline in fair value was deemed to be other than temporary. Prior to this year, losses on these available for sale investments had previously been included in other comprehensive loss in shareholders' equity.

     Our interest expense totaled $19.6 million for fiscal 2003, representing an increase of $800,000, or 4.4%, over fiscal 2002 interest expense of $18.8 million. The increase in interest expense was the result of our issuance of fixed rate long-term senior notes during the fourth quarter of fiscal 2002 in lieu of lower cost variable interest rate borrowings in place during the majority of fiscal 2002. The resulting increase in interest expense was partially offset by an overall reduction in our long-term debt during fiscal 2003 compared to last year, due primarily to reduced capital expenditures during fiscal 2003.

     We recognized gains on disposition of property, equipment and investments in joint ventures from continuing operations of $2.1 million during fiscal 2003, compared to gains on disposition of property and equipment of $2.5 million during fiscal 2002. The fiscal 2003 gains were primarily the result of the sales of a redeveloped former theatre location, two former restaurant locations and several parcels of excess land. The timing of our periodic sales of property and equipment results in variations in the gains or losses that we report on disposition of property and equipment each year. We are actively attempting to sell additional parcels of excess land and we believe that additional net gains on disposition of property and equipment may be recognized during the coming year.

     We reported income tax expense on continuing operations for fiscal 2003 of $12.4 million, an increase of $1.3 million over fiscal 2002 despite reduced earnings before income taxes. Our effective tax rate for fiscal 2003 was 39.1% compared to 33.0% in fiscal 2002. The significantly lower effective tax rate during the prior year was the result of the favorable impact of federal and state historic tax credits related to the renovation of the Hotel Phillips in Kansas City, Missouri. Without these historic tax credits, our fiscal 2002 net earnings would have been approximately $2.6 million, or $.09 per share, lower than we reported. We anticipate that our effective tax rate during fiscal 2004 will likely remain in the 39-40% range.

     Net earnings during fiscal 2003 included an after-tax gain on sale of discontinued operations of $1.3 million, or $.04 per share (a detailed discussion of this item is included in the Discontinued Operations section). Weighted average shares outstanding were 29.5 million for both fiscal 2003 and fiscal 2002. All per share data is presented on a diluted basis.

Fiscal 2002 versus Fiscal 2001

     Our theatre and hotels and resorts divisions contributed to the increase in revenues during fiscal 2002. Comparisons to our fiscal 2001 revenues are impacted by the additional week of operations that we reported during that year. The extra week during fiscal 2001 contributed $8.6 million in revenues to our year-end results.

     A record operating performance from our theatre division resulted in an increase in overall operating income, despite decreases in operating income from our two lodging divisions. Comparisons to prior year results are adversely impacted by the additional week of operations that we reported during fiscal 2001. The extra week contributed $2.4 million in operating income to our fiscal 2001 year-end results. On the other hand, significantly reduced utility and snow removal costs during fiscal 2002 compared to the prior year favorably impacted each of our divisions by a total of $1.9 million and $690,000, respectively.

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

     Our net interest expense, net of investment income, totaled $16.4 million for fiscal 2002. This represented a decrease of $4.0 million, or 19.4%, from fiscal 2001 net interest expense of $20.4 million. This decrease was primarily the result of lower short-term interest rates, in addition to decreased long-term debt levels. Our total long-term debt was lower than the prior year throughout fiscal 2002 due to the receipt of proceeds from the sale of our KFC restaurants in May 2001, increased cash generated from operations and reduced capital expenditures during fiscal 2002.

     We recognized gains on disposition of property, equipment and investments in joint ventures from continuing operations of $2.5 million during fiscal 2002, compared to gains on disposition of property and equipment of only $300,000 during fiscal 2001. The majority of the fiscal 2002 gain was the result of a sale of a joint venture Baymont Inn & Suites property, with the remainder of the gain arising from the sale of excess land at our Grand Geneva property to the developer of the Timber Ridge Lodge project.

     We reported income tax expense on continuing operations for fiscal 2002 of $11.0 million, an increase of $3.5 million over fiscal 2001. Our effective tax rate for fiscal 2002 was 33.0% compared to 37.2% in fiscal 2001. As previously noted, the significantly lower effective tax rate during fiscal 2002 was the result of the favorable impact of federal and state historic tax credits.

     Net earnings during fiscal 2001 included after-tax income from discontinued operations of $1.2 million, or $.04 per share, and an after-tax gain on the disposal of our discontinued restaurant operations of $7.8 million, or $.27 per share (a detailed discussion of this item is included in the Discontinued Operations section). Weighted average shares outstanding were 29.5 million for fiscal 2002 and 29.3 million for fiscal 2001.

     We adopted Statement of Financial Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective June 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. We completed the required transitional impairment test and deemed that no impairment loss was necessary. Any subsequent impairment losses will be reflected in our operating income in the income statement. With the adoption of SFAS No. 142, we ceased amortization of goodwill with a book value of $11.8 million as of June 1, 2001. The majority of this goodwill resulted from prior theatre acquisitions. Had amortization of goodwill not been recorded in fiscal 2001, net earnings would have increased by approximately $564,000, net of taxes, and earnings per share would have increased by $.02 for the year.

Current Plans

     We incurred approximately $26 million in aggregate capital expenditures during fiscal 2003 after averaging over $100 million per year during the 5-year period from fiscal 1997 through 2001. We entered this year with plans to spend up to $65 to $75 million, but delays on several projects and an intentional effort to reduce capital spending during this challenging economic environment resulted in the significantly reduced capital expenditures during the year. We currently anticipate that our capital expenditures during fiscal 2004 may return to the $65 to $75 million range, but we will continue to monitor our operating results and economic conditions so that we can respond appropriately. Based upon current capital projects approved or pending, it is likely that we will incur a minimum of $50 million of capital expenditures during fiscal 2004.

     Our current strategic plans include the following goals and strategies:

o Continuing to maximize the return on our significant recent investments in movie theatres through both revenue and cost improvements, while pursuing selective screen additions and opportunities for additional growth in our theatre and screen base. Our investment of over $200 million in our theatre division in recent years, more than doubling our number of Company-owned movie theatre screens from 219 at the end of fiscal 1996 to 454 screens at the end of fiscal 2003 while adding stadium seating in approximately 87% of our first-run screens (the highest percentage in the industry), has contributed to two straight years of record operating performance. Our operating plans include a continued emphasis on expanding ancillary revenues, with a particular focus on pre-show advertising revenues, a rapidly growing source of income for our theatres. Our capital plan for fiscal 2004 anticipates screen addition projects that may ultimately add as many as 20 new screens to existing locations, including two new large UltraScreens(TM).

o Continuing to define and build our Baymont Inns & Suites brand, with a goal to be the "best in class" in the mid-price without food and beverage segment of the lodging industry. We continue to believe that most of our limited-service lodging division's anticipated future growth in earnings will ultimately come as a result of revenue growth at our Company-owned inns (as the brand captures a greater share of its industry segment) and from our emphasis on opening new franchised and joint venture Baymont Inns & Suites. As of the end of fiscal 2003, six new franchised properties, one joint venture and one Company-owned property were under development. The joint venture location (our first in the important California market) and the majority of the new franchised properties are expected to open during fiscal 2004. The Company-owned property, our first urban Baymont Inn & Suites, is being built in downtown Chicago, Illinois and is expected to open sometime in fiscal 2005. As a result of the reduced demand for lodging and a constrained financing market for new hotel development, industry supply growth has also slowed considerably. Accordingly, we currently have significantly fewer new franchised inns in development than previously planned. As industry conditions improve, we hope to increase the pace of our franchise growth. By emphasizing franchising, we hope that the Baymont brand will grow more rapidly, conserving our capital for other strategic purposes. Our current plans could also include exploring additional growth of the Baymont brand through potential joint venture investments, focusing on selected key strategic urban and suburban markets.

o Maximizing the return on our significant recent investments in hotel projects and doubling the number of rooms either managed or owned by our hotels and resorts division to 6,000 rooms over the next three to five years. Many of our recent growth opportunities for our hotels and resorts division (Marcus Vacation Club, Hilton Madison, Hotel Phillips, Timber Ridge Lodge and Hilton Milwaukee improvements) required a lengthy development period during which significant capital was committed just prior to a period of time (post September 11) that has been generally regarded as one of the most difficult periods ever experienced by the hotel industry. Despite this challenging environment, our hotels and resorts division reported significant improvement in fiscal 2003, and we expect these recent development projects, plus anticipated improvement at our core properties as business travel improves, to provide continued earnings growth opportunities during fiscal 2004 and beyond. We expect that the majority of our anticipated potential growth in rooms managed will come from management contracts for other owners. In some cases, we may own a partial interest in the new managed properties. We continue to pursue a strategy that would involve the use of third-party equity funds to invest in existing hotel properties. Under this strategy, we would make limited equity investments and would enter into management contracts to manage the properties for the equity funds.

     The actual number, mix and timing of potential future new facilities and expansions will depend in large part on industry and economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends, our ability to increase the number of franchised Baymont locations at a pace consistent with our current plans and the availability of attractive opportunities. It is likely that our growth goals will continue to evolve and change in response to these and other factors, and there can be no assurance that these current goals will be achieved. The terrorist attacks of September 11, 2001 and the subsequent war on terrorism, combined with the economic downturn, have had an unprecedented impact on the travel and lodging industry. We are unable to predict with certainty if or when lodging demand, particularly from the business traveler, will return to pre-September 11 levels. Although we are encouraged by recent signs that business travel is beginning to increase, we believe that it is likely that the travel and lodging industries will continue to be negatively impacted to some degree by reduced business travel during some or all of fiscal 2004. Any additional domestic terrorist attacks may have a similar or worse effect on the lodging industry than that experienced as a result of the September 11 attacks.

Theatres

     Our oldest and largest division is our theatre division. The theatre division contributed 37.9% of our consolidated revenues and 64.0% of our consolidated operating income, excluding corporate items, during fiscal

2003. The theatre division operates motion picture theatres in Wisconsin, Illinois, Ohio and Minnesota, and a family entertainment center in Wisconsin. The following tables set forth revenues, operating income, operating margin, screens and theatres for the last three fiscal years:


                                                           Change F03 v. F02                    Change F02 v. F01
                                                        ------------------------              ----------------------
                                  2003        2002         Amt.        Pct.         2001        Amt.        Pct.
--------------------------------------------------------------------------------------------------------------------
                                                         (in millions, except percentages)
Revenues                         $150.4      $147.3         $3.1         2.1%    $127.5        $19.8         15.6%
Operating income                   36.2        34.7          1.5         4.3%      22.1(1)      12.6         57.0%
Operating margin                   24.0%       23.5%                               17.3%(1)
--------------------------------------------------------------------------------------------------------------------

(1)  Excludes $3.5 million before-tax impairment charge.


Number of screens and locations at fiscal year-end                               2003(1)      2002(1)        2001
--------------------------------------------------------------------------------------------------------------------
Theatre screens                                                                     488          490          482
Theatre locations                                                                    46           47           49
--------------------------------------------------------------------------------------------------------------------
  Average screens per location                                                     10.6         10.4          9.8
--------------------------------------------------------------------------------------------------------------------

(1)  Includes 34 screens at three locations managed for another owner.

     The following table further breaks down revenues for the theatre division for the last three fiscal years:


                                                          Change F03 v. F02                    Change F02 v. F01
                                                        -----------------------             ------------------------
                                  2003        2002         Amt.        Pct.        2001        Amt.         Pct.
--------------------------------------------------------------------------------------------------------------------
                                                         (in millions, except percentages)
Box office receipts              $  98.8     $  96.5        $2.3         2.4%     $  84.5      $12.0         14.2%
Concession revenues                 45.6        45.3         0.3         0.6%        38.1        7.2         18.8%
Other revenues                       6.0         5.5         0.5         9.2%         4.9        0.6         14.2%
--------------------------------------------------------------------------------------------------------------------
  Total revenues                 $ 150.4     $ 147.3        $3.1         2.1%     $ 127.5      $19.8         15.6%
====================================================================================================================

Fiscal 2003 versus Fiscal 2002

     The increase in theatre division revenues during fiscal 2003 compared to the prior year occurred despite a slight decrease in overall attendance and a reduction in the number of screens in operation throughout the year. We opened three new screens, including our third UltraScreen(TM), at a theatre in Appleton, Wisconsin during fiscal 2003, generating $500,000 of additional revenues during the year. We closed one theatre with five screens during fiscal 2003. Closing that theatre and five other theatres during fiscal 2002 negatively impacted comparisons of this year's theatre division revenues to prior year results by $1.0 million, although our screen closings had a minimal impact on operating income.

     Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. This was particularly evident during fiscal 2003. Total theatre attendance at our comparable locations was up nearly 5% after the first three quarters of the fiscal year, driven by a very good summer and an outstanding holiday season that included two consecutive record box office weeks for our theatre division. This attendance increase was offset during the fourth quarter. Total theatre attendance decreased 1.3% during fiscal 2003 compared to the prior year and attendance at our comparable locations decreased 0.3%. With no significant change in the number of competitive theatre screens in our markets, the primary factor contributing to the slight decrease in attendance during fiscal 2003 was the quality and quantity of film product released during the fourth quarter compared to the films that generated record performance during the fourth quarter last year. We believe attendance during the fourth quarter was further impacted by the fact that Easter (a time period which historically has higher theatre attendance) was three weeks later than the prior year, effectively shortening the spring film release season. In addition, we believe that television coverage of the war in Iraq also had a negative impact on theatre attendance.

     Despite the factors noted above, fiscal 2003 still was a record year at the box office for our theatre division. Contributing to our improved results was a 3.8% increase in our average ticket price during fiscal 2003 compared to the prior year. The entire increase in average ticket price occurred at our first-run theatres. As of May 29, 2003, we operated 467 first-run screens and 21 budget screens. Compared to first-run theatres, budget theatres generally have lower box office revenues and associated film costs, but higher concession sales as a percentage of box office revenue.

     In a year of multiple blockbusters, our top 15 performing films accounted for 36% of our total box office receipts, compared to 37% during fiscal 2002. Three fiscal 2003 films produced box office receipts in excess of $3 million. The following eight fiscal 2003 films produced box office receipts in excess of $2 million: Lord of the Rings: Two Towers, Harry Potter and the Chamber of Secrets, My Big Fat Greek Wedding, Signs, Austin Powers in Goldmember, Matrix Reloaded, Chicago and Catch Me If You Can. We played 190 films at our theatres during fiscal 2003 compared to 183 during fiscal 2002. Included in the total films played were four and two new IMAX(R) films during each fiscal year, respectively.

     Our average concession sales per person increased 1.9% during fiscal 2003 compared to the prior year. Average concession sales per person are impacted by changes in concession pricing, types of films played and changes in our geographic mix of theatre locations. On average, films that appeal to families and teenagers generally produce better than average concession sales compared to more adult-orientated film product.

     Our theatre division's operating margin increased to 24.0% during fiscal 2003, compared to 23.5% in fiscal 2002. Contributing to the improved fiscal 2003 operating margin was reduced concession and advertising costs and reduced fixed occupancy costs as a percentage of revenues, partially offset by slightly higher film rental costs. Increases in other revenues, which include management fees and pre-show advertising income, also contributed to our improved operating margin. We expect these ancillary revenues to continue to increase during fiscal 2004. If box office and concession revenues continue to improve as they have in recent years, we anticipate that the expected improvements in other revenues and other various cost controls may be enough to offset anticipated increases in utility and health insurance costs, potentially resulting in continued improvement in our theatre division operating margins.

     We continue to use technology to further enhance our operating results. During fiscal 2003, the number of tickets sold over the internet increased by 38%. In addition, we introduced a new stored-value entertainment card during fiscal 2003 that contributed to a nearly 17% increase in gift certificate sales for the year. Both of these programs are designed to differentiate our theatres from competing theatres and increase customer loyalty.

     We entered into our second management agreement contract during fiscal 2003, a new six-screen theatre in Tomah, Wisconsin that is being developed by the Ho-Chunk Nation. This theatre is expected to open in time for the fiscal 2004 holiday season. During fiscal 2004 and beyond, we expect to make additional selected investments in new screens at existing strategic locations. A four screen addition is currently under construction at an existing theatre in Menomonee Falls, Wisconsin and up to 16 additional screens are in the early stages of development. We have also identified approximately six to eight theatres with up to 31 screens that we may close over the next three years with minimal impact on operating results.

     We believe that our long-term competitive position has been strengthened as a result of our significant capital investments over the past few years. Although it is difficult to predict future box office performance, film product for the remainder of calendar 2003 appears stable, with the first half of the summer performing at a pace similar to last year and much anticipated sequels to The Matrix and Lord of the Rings due to be released later in 2003.

Fiscal 2002 versus Fiscal 2001

     The significant increase in theatre division revenues during fiscal 2002 compared to the prior year occurred despite the fact that fiscal 2001 results included an additional week of operations. The additional week of operations included in the theatre division's fiscal 2001 results contributed $3.8 million to total theatre division revenues. Seventeen new screens added to five existing theatres during fiscal 2001 also contributed to the revenue increase during fiscal 2002. No new screens were added during fiscal 2002. The new screens added during fiscal 2001 generated additional revenues of $300,000 to fiscal 2002 revenues compared to fiscal 2001.

     Five theatres with a total of 26 screens were closed during fiscal 2002, negatively impacting that year's theatre division revenues by $1.3 million with minimal impact on operating income. One theatre with a total of six screens was closed during fiscal 2001. In addition, a four-screen theatre in Stevens Point, Wisconsin was sold and a five-screen theatre in Wausau, Wisconsin was purchased during fiscal 2001. These transactions had minimal impact on operations in fiscal 2001.

     Total theatre attendance increased 9.9% during fiscal 2002 compared to the prior year and attendance at our comparable locations increased 11.2%. While additional competitive theatre screens in several of our markets had some negative impact on our attendance during fiscal 2002, the primary factor contributing to the increase in attendance was the quality and quantity of film product during the year.

     Fiscal 2002 was a record year at the box office both nationally and for our theatre division. Our top 15 performing films accounted for 37% of our total box office receipts, compared to 34% for our top 15 films during fiscal 2001. Four fiscal 2002 films produced box office receipts in excess of $3 million. Surprisingly, not one of our top eight performing films during fiscal 2002 was a summer movie, a time during which blockbuster films are often showcased. The following 10 fiscal 2002 films produced box office receipts in excess of $2 million: Harry Potter and the Sorcerer's Stone, Lord of the Rings, Monsters, Inc., Spider-Man, Star Wars II: Attack of the Clones, Ice Age, A Beautiful Mind, Ocean's Eleven, Rush Hour 2 and Jurassic Park 3. Only five films topped the $2 million level for box office receipts during fiscal 2001. We played 183 and 170 films at our theatres during fiscal years 2002 and 2001, respectively. Included in the total films played were two and six new IMAX(R) films during each fiscal year, respectively.

     Our average ticket price increased 3.8% during fiscal 2002 compared to the prior year. Ticket prices were increased during the fiscal year in order to reflect the significant investments in stadium seating and digital sound that have been made in the majority of our theatres. First-run theatre average ticket prices increased 3.1% during fiscal 2002 compared to the prior year. Our average concession sales per person increased 7.9% during fiscal year 2002. Many of the top films during fiscal 2002 were excellent family fare, which traditionally produce better than average concession sales.

     Our theatre division's operating margin increased to 23.5% during fiscal 2002, compared to 17.3% in fiscal 2001. Contributing to the improved fiscal 2002 operating margin were increased concession revenues, reduced utility and snow removal costs and reduced advertising costs. The fiscal 2001 operating margin was lower than fiscal 2002 despite the additional week of operations included in the theatre division's fiscal 2001 results, which contributed approximately $1.3 million to fiscal 2001 operating income. Fiscal 2001 operating margins were impacted by disappointing film product, high utility and snow removal costs and increased occupancy expenses associated with recent capital investments. Fiscal 2001 operating results also included a $3.5 million before-tax impairment charge related to the write-down of the value of our IMAX(R) related assets in conjunction with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

     During the fourth quarter of fiscal 2002, we entered the theatre management contract business by signing an agreement to manage 34 screens at three Chicago locations for another owner. Due to the timing of this transaction, the management contract had minimal impact on fiscal 2002 operating results.

Limited-Service Lodging

     Our second largest division is the limited-service lodging division, which contributed 31.9% of our consolidated revenues and 20.4% of our consolidated operating income, excluding corporate items, during fiscal 2003. The division's business consists of owning and franchising Baymont Inns & Suites and Woodfield Suites, which respectively operate in the segments of the lodging industry designated as "limited-service mid-price without food and beverage" and "limited-service all-suites." We also own and operate one Budgetel Inn. The following tables set forth revenues, operating income, operating margin, number of units and rooms data for the limited-service lodging division for the last three fiscal years:


                                                          Change F03 v. F02                    Change F02 v. F01
                                                        -----------------------             ------------------------
                                  2003        2002         Amt.        Pct.        2001        Amt.         Pct.
--------------------------------------------------------------------------------------------------------------------
                                                         (in millions, except percentages)
Revenues                          $126.6      $125.7        $0.9         0.7%      $136.6     $(10.9)        -8.0%
Operating income                    11.5        13.5        (2.0)      -14.7%        16.3       (2.8)       -17.2%
Operating margin                     9.1%       10.7%                                11.9%

Number of units at fiscal year-end                                          2003           2002           2001
--------------------------------------------------------------------------------------------------------------------
Baymont Inns & Suites
  Company-owned                                                                 84             85             86
  Managed for joint ventures/others                                              9              9             10
  Franchised                                                                    87             92             88
--------------------------------------------------------------------------------------------------------------------
    Total Baymont Inns & Suites                                                180            186            184
====================================================================================================================
Budgetel Inns                                                                    1              1              -
--------------------------------------------------------------------------------------------------------------------
Woodfield Suites                                                                 7              7              7
--------------------------------------------------------------------------------------------------------------------
    Total number of units                                                      188            194            191
====================================================================================================================
                                                                            2003           2002           2001
Available rooms at fiscal year-end
--------------------------------------------------------------------------------------------------------------------
Baymont Inns & Suites
  Company-owned                                                              8,544          8,681          8,802
  Managed for joint ventures/others                                          1,016          1,012          1,119
  Franchised                                                                 7,383          7,988          7,782
--------------------------------------------------------------------------------------------------------------------
    Total Baymont Inns & Suites                                             16,943         17,681         17,703
====================================================================================================================
Budgetel Inns                                                                   83             82              -
--------------------------------------------------------------------------------------------------------------------
Woodfield Suites                                                               889            889            889
--------------------------------------------------------------------------------------------------------------------
    Total available rooms                                                   17,915         18,652         18,592
====================================================================================================================

Fiscal 2003 versus Fiscal 2002

     The occupancy percentage (number of occupied rooms as a percentage of available rooms) at comparable Baymont Inns & Suites increased 4.8 percentage points during fiscal 2003 compared to the prior year and the average daily room rate ("ADR") at comparable Baymont Inns & Suites decreased 5.7%. Our ADR for fiscal 2003 was just over $51, which is approximately 10% lower than our specific set of competitors for the same time period, according to data received from outside industry resources, such as Smith Travel Research. The result of the occupancy increase and ADR decline was a 2.6% increase in Baymont Inns & Suites revenue per available room, or RevPAR, for comparable Inns for fiscal 2003. RevPAR for comparable Woodfield Suites decreased 4.5% during fiscal 2003 compared to the prior fiscal year.

     We continue to operate in a very challenging environment for lodging, with business travel remaining below historic levels. Fiscal 2003 results were further impacted by the uncertainty related to the war with Iraq and the uncertain timing of an economic recovery. These factors further dampened room demand and created significant pricing pressure on existing hotels. Our overall increase in Baymont Inns & Suites RevPAR during fiscal 2003 continued to be better than the results of the majority of the properties in the limited-service, mid-price segment of the lodging industry. Data received from Smith Travel Research indicates that our Company-owned or operated Baymont Inns & Suites realized gains in market share for all four quarters of fiscal 2003. Our fiscal 2003 RevPAR increase of 2.6% compares very favorably to a reported decrease of 0.2% for the mid-price without food and beverage segment of the lodging industry and 2.0% decrease for our specific set of competitors for the same period. We believe that our continued sales and marketing efforts to increase brand awareness, including more effectively utilizing all channels of distribution, have resulted in introducing our brand and facilities to many new customers and differentiating it from our competitors, contributing to the improved revenue performance relative to others in our industry.

     In general, we believe that limited-service lodging properties performed better over the last year than their full-service counterparts as a result of travelers "trading down" from higher priced hotels. We also believe that Baymont, in particular, may be benefiting from the fact that it derives a significant portion of its occupancy from the over-the-road traveler and the majority of its inns are not in urban and destination resort locations, which have been most severely impacted by the aftermath of September 11 and the subsequent economic downturn. Woodfield Suites, which operates at a higher price point than Baymont Inns & Suites and whose results are very dependent upon the mid-week business traveler, has been impacted more by the current environment, consistent with others in its industry segment.

     Our limited-service lodging division's operating income and operating margin decreased during fiscal 2003 compared to the prior year due to several factors. Reduced operating income from our Woodfield Suites and our Baymont franchise operations contributed to the decline. In addition, increases to our advertising, utility and insurance costs continued to put pressure on our operating margin. The fact that our revenue increases were the result of increased occupancy rather than our rates also contributed to our lower operating margin, as payroll costs necessary to service the additional occupancy increased. Comparisons of fiscal 2003 results to fiscal 2002 were also negatively impacted by the fact that last year, our property in Salt Lake City, Utah reported incremental operating profits of approximately $300,000 as a result of the Winter Olympics. Our ability to overcome anticipated increases in insurance, health and utility costs during fiscal 2004 and increase our operating margin will likely be dependent upon a continued improvement in the economy in general and business travel in particular, resulting in increased room demand and reduced pricing pressure.

     Although the near-term outlook for the industry and Baymont in particular is uncertain given the current economic climate, we continue to believe that our long-term strategy to build our Baymont brand should result in increased RevPAR in the future. The significantly reduced supply growth throughout the industry, while slowing our franchising growth, should also favorably impact the operating results of our existing hotels as an economic recovery occurs. Our current strategies for this division continue to focus on increasing occupancy and brand awareness at our Baymont Inns & Suites. Our frequent stay program, Guest Ovations(TM), contributed approximately 25% of our revenues during fiscal 2003 compared to 20% during fiscal 2002. Room nights booked through our reservation center were nearly 26% ahead of last year. During fiscal 2003, we further enhanced our reservation technology by introducing full two-way connectivity between the reservation center and the individual properties, increasing our ability to offer all available rooms over every available sales channel, including our rapidly growing internet and travel agent sales. In addition, our new Ovations Rooms continue to be well received by our guests and we continue to update the exterior of many of our Company-owned Baymonts with a fresh, new exterior renovation package that has typically resulted in improved operating performance at our older locations. As a result of all of these efforts, subject to economic and industry conditions, we believe that we can successfully position the Baymont brand to capture additional market share and increase our RevPAR and profitability in the future.

     Three franchised Baymont Inns & Suites were opened during fiscal 2003. One Company-owned Baymont was sold during fiscal 2003 and eight franchised locations left the system. Fiscal 2003 revenues were negatively impacted by $700,000 compared to fiscal 2002 as a result of the sale of the Company-owned property. As we have previously disclosed, we had identified additional Baymont Inns & Suites that were to be considered for sale to new and existing franchisees. However, due to a difficult financing environment for potential franchisees and an overall downturn in the property sales market, we have deferred this strategy and will reevaluate our options regarding these properties at a later date.

Fiscal 2002 versus Fiscal 2001

     The additional week of operations included in our limited-service lodging division's fiscal 2001 results contributed $2.4 million to total fiscal 2001 revenues, negatively impacting fiscal 2002 comparisons to prior year revenues. Baymont's occupancy percentage decreased 2.5 percentage points during fiscal 2002 and the ADR at comparable Baymont Inns & Suites decreased 2.5% compared to the prior year. Our ADR for fiscal 2002 was just over $54. The result of the occupancy and ADR declines was a 6.7% decrease in Baymont Inns & Suites RevPAR for comparable Inns for fiscal 2002. RevPAR for comparable Woodfield Suites decreased 9.8% during fiscal 2002 compared to the prior fiscal year.

     The primary factor contributing to the declines in our occupancy and RevPAR was reduced business travel, as companies reacted to the slowing economic environment. This trend dramatically accelerated as a result of the events of September 11. Our ADR, which had increased dramatically over the prior two years in conjunction with our repositioning of the Baymont Inns & Suites brand from the lower-priced economy segment of the lodging industry to the mid-price segment, declined as a result of competitive pressures from the significantly reduced room demand.

     The performance of our Baymont Inns & Suites during fiscal 2002 tracked fairly consistently with the results of the majority of the properties in this limited-service, mid-priced lodging industry segment. Industry wide occupancy rates were generally declining prior to September 11 as a result of the then slowing economy. In the first full week after September 11, industry wide occupancy rates for the mid-scale without food and beverage segment declined by approximately 17% compared to the same period in the previous year. Industry and Baymont occupancy rates improved considerably in the subsequent months, but our RevPAR declines remained at 6-7% during the third and fourth quarters of fiscal 2002. As indicated earlier, an overall reduction in business travel as a result of the economic environment continued to be the primary reason for the reduced occupancies.

     We responded by focusing on reducing our costs, reducing operational payroll and corporate overhead and restructuring our operational management and supervisory teams. The majority of the division's decrease in operating income during fiscal 2002 occurred during September and October, when occupancy declines were greatest and cost control measures had not been fully implemented. In fact, the division's operating income during the second half of fiscal 2002 was substantially better than the same period in the previous year, despite the additional week of operations reported in our fiscal 2001 results. The additional week of operations included in the limited-service lodging division's fiscal 2001 results contributed approximately $1.1 million to fiscal 2001 operating income. In addition to the various cost control measures and reduced utility costs described earlier, the division's operating results during the second half of fiscal 2002 compared to fiscal 2001 were favorably impacted by the fact that we incurred approximately $1.7 million in one-time costs during fiscal 2001 related to our introduction of our new Guest Ovations(TM) frequent stay reward program, the development of new interior design packages and the implementation of a new systemwide training program. Increased franchise revenues also helped to offset the reduced income from Company-owned properties.

     No Company-owned properties were opened during fiscal 2002. Two Baymont Inn & Suites opened or acquired during fiscal 2001 contributed additional revenues of $1.1 million during fiscal 2002 with nominal operating income, compared to the prior year. One joint venture Baymont Inn & Suites managed by us was sold to a franchisee during fiscal 2002. Our share of the gain on sale was $1.5 million. We sold one Baymont Inn & Suites to a franchisee during fiscal 2001, negatively impacting fiscal 2002 revenues by $600,000 compared to fiscal 2001.

     The division outsourced its reservation center during the second quarter of fiscal 2002. Our reservations from the central reservation center increased over 20% during the second half of fiscal 2002, compared to the same period in the prior year. At the beginning of the fiscal 2002 fourth quarter, we introduced and began marketing our new Ovations Rooms, which feature additional amenities not normally found in the limited-service lodging sector, including pillow-top mattresses, Down Lite(TM) pillows and complimentary in-room bottled water, an industry first.

Hotels and Resorts

     The hotels and resorts division contributed 29.9% of our consolidated revenues and 15.6% of our consolidated operating income, excluding corporate items, during fiscal 2003. The hotels and resorts division owns and operates two full-service hotels in downtown Milwaukee, Wisconsin, a full-facility destination resort in Lake Geneva, Wisconsin, a boutique luxury resort in Indian Wells, California, and full-service hotels in Madison, Wisconsin, and downtown Kansas City, Missouri. In addition, we managed five hotels during fiscal 2003, four hotels during fiscal 2002 and three hotels during fiscal 2001 for other owners. We also manage a vacation ownership development in Lake Geneva, Wisconsin.

     The following table sets forth revenues, operating income, operating margin and rooms data for the hotels and resorts division for the last three fiscal years:


                                                          Change F03 v. F02                    Change F02 v. F01
                                                        -----------------------             ------------------------
                                  2003        2002         Amt.        Pct.        2001        Amt.         Pct.
------------------------------ ----------- ------------ ----------- ----------- ----------- ------------ -----------
                                                        (in millions, except percentages)
Revenues                          $118.5      $114.9        $3.6         3.1%      $109.7       $5.2          4.8%
Operating income                     8.8         6.3         2.5        40.8%        10.7       (4.4)       -41.6%
Operating margin                     7.4%        5.5%                                 9.8%

Available rooms at fiscal year-end                                                 2003        2002         2001
------------------------------------------------------------------------------- ----------- ------------ -----------
Company-owned                                                                       2,074      2,074        2,074
Management contracts                                                                1,036      1,036          640
------------------------------------------------------------------------------- ----------- ------------ -----------
  Total available rooms                                                             3,110      3,110        2,714
====================================================================================================================

Fiscal 2003 versus Fiscal 2002

     Division revenues and operating income increased during fiscal 2003 compared to the prior year due to the added revenues from our newest hotels (the Hotel Phillips in Kansas City, Missouri, the Hilton Madison at Monona Terrace and our Timber Ridge Lodge management contract) and improved results from our two Milwaukee hotels. In addition, last year's results included the very difficult weeks and months immediately following September 11, 2001, resulting in favorable comparisons benefiting fiscal 2003. Fiscal 2003 comparisons to the prior year were also favorably impacted by the fact that the division's fiscal 2002 operating results included approximately $1.1 million of pre-opening expenses related to the Hotel Phillips and Timber Ridge Lodge.

     As noted in our limited-service lodging discussion, it continues to be a very challenging environment for hotels, particularly those operating in the upscale segments of the industry. Several of our hotels and resorts derive a significant portion of their revenues from corporate group business and individual business travel, both of which continue to be below historical levels and in some cases, even below last year's levels. Our hotels and resorts have generally performed at or better than others in our segment of the industry, likely due at least partially to our property and location mix. Excluding the Hotel Phillips, which opened during the second quarter last year, the division's total RevPAR for comparable Company-owned properties during fiscal 2003 decreased 0.5% compared to the prior year. The slight decrease in RevPAR compared to the same period last year was the result of the net effect of slightly decreased occupancy and an overall 1.3% increase in ADR for these comparable properties. We have attempted to retain the integrity of our rate structure during a period when others in the industry are heavily discounting, believing that this strategy is in our best long-term interest.

     The near-term outlook for the future performance of this division remains uncertain, but we are encouraged by recent trends. While we still anticipate some residual negative impact on the revenues of our hotels and resorts division during fiscal 2004 as a result of the reduced business travel, the summer season has started off stronger than last year and advance bookings for the remainder of the summer and into the fall also appear stronger. We also anticipate that the performance of our newest hotels will continue to improve. As a result, with cost controls remaining a high priority, subject to economic conditions, we expect our operating margins to continue to improve in this division during fiscal 2004.

     We also continue to maintain our properties consistent with our traditional high standards, making the investments necessary to improve operating results in the future. Major room renovations were completed at two of our premier properties, the Pfister and Grand Geneva, and a new parking structure at the Hilton Milwaukee City Center was opened during the first quarter of fiscal 2003. Plans are currently underway to develop a new spa at our Miramonte Resort in time for the peak winter season. The plans include converting an existing guest building into a full-service spa with several signature treatments designed to distinguish it from other spas in the competitive desert market.

     During fiscal 2003, we sold out all available ownership units of our first three buildings at our vacation ownership development at the Grand Geneva Resort & Spa and completed construction on a new building that includes 32 new units, doubling the size of the existing development. Timeshare sales totaled $7.4 million during fiscal 2003 compared to $8.0 million during the prior year and operating income from this business was unchanged. We expect our operating performance from this development to improve during fiscal 2004 as we sell into this new building.

Fiscal 2002 versus Fiscal 2001

     The additional week of operations included in the hotels and resorts division's fiscal 2001 results contributed approximately $2.4 million to fiscal 2001 revenues and approximately $400,000 to fiscal 2001 operating income. Division revenues increased during fiscal 2002 due to the added revenues from our newly opened hotels, the Hotel Phillips and the Hilton Madison at Monona Terrace, in addition to revenues from our management of the Timber Ridge Lodge. Our hotels and resorts division operating income during fiscal 2002 declined compared to the prior year entirely as a result of the September 11 terrorist attacks, challenging economic environment and resulting reduced business travel. Operating margins were further negatively impacted during fiscal 2002 and 2001 by $1.1 million and $1.9 million, respectively, in pre-opening expenses related to our new hotel projects.

     The events of September 11, 2001 and the ensuing further economic downturn had a significant negative impact on the operating results of our hotels and resorts division during the second quarter of fiscal 2002 (September through November). In fact, our entire decrease in fiscal 2002 hotels and resorts division operating income compared to the prior year occurred during the second quarter. Historically, higher-priced upscale hotels have always experienced more challenges during difficult economic environments than lower-priced, limited-service properties. The negative impact on this division was most severe during September and October, when a significant number of group cancellations occurred. According to data from Smith Travel Research, during the first full week after September 11, industry wide occupancy rates for "upper upscale" hotels dropped approximately 53% and RevPAR declined over 70% compared to the same period during the prior year. Similar to limited-service lodging, results in this industry segment subsequently improved during the remainder of fiscal 2002, but did not approach pre-September 11 levels.

     Our hotels and resorts outperformed the industry during this time period, we believe due at least partially to our particular property mix. Our properties are generally located in mid-size cities and resort areas within driving distance from major Midwest population centers, which were not affected as significantly by the downturn as major East and West Coast destinations. Excluding the recently opened Hotel Phillips and Hilton Madison at Monona Terrace, the division's total RevPAR for comparable Company-owned properties decreased 8.3% during fiscal 2002 compared to the prior year. This total included a 27.1% decrease in RevPAR during the second quarter of fiscal 2002 alone. The entire decrease in RevPAR during fiscal 2002 was the result of reduced occupancies, as our division-wide ADR actually increased slightly during the year. Our response to the economic circumstances focused on controlling costs and, as a result, we reported slightly improved operating losses during the second half of fiscal 2002 despite the reduction in RevPAR and the extra week of operations included in fiscal 2001.

     A skywalk to Milwaukee's new Midwest Airlines Convention Center and a new restaurant were added to the Hilton Milwaukee City Center during fiscal 2002. The division's new Hilton Madison at Monona Terrace, a 240-room hotel connected by skywalk to the Monona Terrace Convention Center in Madison, Wisconsin opened during the fourth quarter of fiscal 2001. Taking the events of September 11 and resulting economic downturn into account, we were very pleased with the operating performance of this property during its first year. The newly renovated Hotel Phillips had the unfortunate timing of reopening on September 13, 2001 and thus got off to a slower than anticipated start. We also began management in July 2001 of the Timber Ridge Lodge, a condominium-hotel project adjacent to the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin and began management of a new Hilton Garden Inn in Houston, Texas in May 2002.

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

Discontinued Operations

     On May 24, 2001, we sold our 30 KFC and KFC/Taco Bell 2-in-1 restaurants. We realized a net before-tax gain of $13.1 million ($7.8 million after-tax) during fiscal 2001 as a result of the sale. The asset purchase agreement with the buyer provided for a potential additional future purchase price payment if certain performance conditions were met. During the first quarter of fiscal 2003, the buyer elected to terminate this provision of the agreement by paying us an additional $2.1 million of proceeds. As a result, an additional gain on sale of discontinued operations, net of tax, of approximately $1.2 million or $.04 per share is included in the reported results for fiscal 2003.

     Prior to the sale, we had non-exclusive franchise rights to operate KFC restaurants in the Milwaukee metropolitan area and in northeast Wisconsin. We operated 27 KFC restaurants and three KFC/Taco Bell 2-in-1 restaurants during fiscal year 2001, reporting revenues of $23.7 million and operating income of $2.1 million.

Financial Condition

Liquidity and Capital Resources

     Our lodging and movie theatre businesses each generate significant and relatively consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, together with the availability of $92 million of unused credit lines at fiscal 2003 year-end, should be adequate to support the ongoing operational liquidity needs of our businesses.

     During the third quarter of fiscal 2003, we allowed a $40 million, 364-day revolving credit agreement with several banks to expire due to the significant amount of other available credit lines. Our existing five-year, $125 million credit facility with several banks and our $16.4 million term note with one of the banks are both scheduled to expire in 2004. It is our intention to extend the maturity dates of these credit agreements during fiscal 2004 and we do not believe that we will have any difficulty doing so at continued favorable terms. As of May 29, 2003, we classified $54.4 million of outstanding borrowings under the term note and under commercial paper agreements backed by unused credit lines as current, pending new agreements. We expect these borrowings to be reclassified to long-term debt upon execution of the new agreements. We continue to believe that it is appropriate to have a significant portion of our outstanding debt with longer maturities and fixed interest rates, due to the significant real estate component of our total assets.

     Net cash provided by operating activities decreased by $1.5 million, or 2.1%, to $71.6 million during fiscal 2003, compared to $73.1 million during fiscal 2002. The decrease was primarily the result of decreased earnings from continuing operations and an increase in real estate and development costs.

     Net cash used in investing activities during fiscal 2003 decreased by $32.9 million, or 62.6%, to $19.7 million. The reduction in net cash used in investing activities was primarily the result of reduced capital expenditures and increased net proceeds from disposals of property, equipment and other assets. Cash proceeds from the disposals of property, equipment and other assets totaled $11.8 million and $1.7 million during fiscal 2003 and 2002, respectively. The cash proceeds received during fiscal 2003 were primarily the result of the sale of a former theatre location, one Company-owned Baymont Inn, several former restaurant locations, excess parcels of land and the additional payment received on the sale of our KFC restaurants. The cash proceeds received during fiscal 2002 were primarily the result of the sale of several parcels of land.

     Total capital expenditures (including normal continuing capital maintenance projects) of $26.0 million and $48.9 million were incurred in fiscal 2003 and 2002, respectively. Capital expenditures during fiscal 2003 included $6.7 million incurred in the hotels and resorts division, including the construction of a new parking garage at the Hilton Milwaukee City Center and room renovations at the Grand Geneva Resort & Spa and Pfister Hotel. In addition, capital expenditures of $12.0 million were incurred in the limited-service lodging division, including several exterior renovations and construction at the downtown Chicago Baymont project. Also, capital expenditures of $4.2 million were incurred by the theatre division to fund the three-screen addition to the Appleton, Wisconsin theatre and ongoing maintenance capital projects. We have not altered our maintenance capital expenditure plans as a result of the current economic environment, but we did delay the start of some non-critical capital projects, many of which are now scheduled for completion during fiscal 2004. During fiscal 2002, $33.4 million was incurred for hotels and resorts division projects, $12.8 million for limited-service lodging division projects and $2.2 million for theatre division projects. Total capital expenditures in fiscal 2004 are currently expected to be as high as $65 to $75 million and are expected to be funded by cash generated from operations, net proceeds from the disposal of selected assets and project-related borrowings. The only new Company-owned location currently committed to in the fiscal 2004 capital expenditure plan is the Baymont Inn & Suites being constructed in downtown Chicago. The remaining capital is expected to be divided fairly evenly across all three divisions and will include selected theatre screen additions, potential strategic equity investments in hotel or limited-service lodging projects, and maintenance and project capital.

     Principally as a result of our reduced capital spending during fiscal 2003, our total debt decreased to $276.2 million at the close of fiscal 2003, compared to $320.5 million at the end of fiscal 2002. Net cash used in financing activities in fiscal 2003 totaled $51.4 million, compared to $16.3 million in fiscal 2002. During fiscal 2003, we received only $551,000 of net proceeds from the issuance of notes payable and long-term debt, compared to $75.0 million during fiscal 2002. The fiscal 2002 proceeds were from the issuance of senior unsecured notes. We made total principal payments on notes payable and long-term debt of $46.9 million during fiscal 2003, representing the payment of current maturities and payment of borrowings on commercial paper and revolving credit facilities with the excess operating cash flow available as a result of the reduced capital spending. Total principal payments totaled $83.6 million during fiscal 2002 and included the payment of current maturities and payment of borrowings on commercial paper and revolving credit facilities with the proceeds of the senior notes. Our debt-capitalization ratio was 0.43 at May 29, 2003, compared to 0.48 at the prior fiscal year end. Based upon our current expectations for fiscal 2004 capital expenditure levels and potential asset sales proceeds, we do not anticipate our long-term debt total or debt-capitalization ratio to change significantly during fiscal 2004.

     During fiscal 2003, we repurchased 26,000 of our common shares for approximately $386,000 in conjunction with the exercise of stock options, compared to 16,000 of common shares repurchased for approximately $225,000 during fiscal 2002. Our Board of Directors has authorized the repurchase of up to 2.0 million shares of our outstanding Common Stock. As of May 29, 2003, approximately 1.93 million shares remained available under this authorization for repurchase. Any such repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

Contractual Obligations

     We have obligations and commitments to make future payments under debt and operating leases. The following schedule details these obligations at May 29, 2003 (in thousands):


                                                                          Payments Due by Period
--------------------------------------------------------------------------------------------------------------------
                                                          Less Than                                      After
                                            Total          1 Year        1-3 Years      4-5 Years       5 Years
--------------------------------------------------------------------------------------------------------------------
Long-term debt                             $276,213        $72,906        $52,210        $62,759       $ 88,338
Operating lease obligations                  46,850          2,109          5,534          5,645         33,562
--------------------------------------------------------------------------------------------------------------------
  Total contractual obligations            $323,063        $75,015        $57,744        $68,404       $121,900
====================================================================================================================

     Included in our long-term debt totals are commercial paper borrowings issued through agreements with two banks. We have included these borrowings with long-term debt because we have the ability and intent to replace the borrowings with long-term borrowings under our credit lines. We have classified $38.0 million of outstanding commercial paper borrowings and a $16.4 million of term note borrowing as due in less than one year because our current revolving credit agreement and related term note currently expire late in fiscal 2004. We anticipate executing new agreements during fiscal 2004 that will effectively extend the maturity dates of these borrowings. Additional detail describing our long-term debt is included in Note 5 to our consolidated financial statements.

     We guarantee debt of our 50% unconsolidated joint ventures and other entities. Our joint venture partners also guarantee all or a portion of this same debt. The following schedule details our guarantee obligations at May 29, 2003 (in thousands):


                                                                          Expiration by Period
--------------------------------------------------------------------------------------------------------------------
                                                          Less Than                                      After
                                             Total         1 Year        1-3 Years      4-5 Years       5 Years
--------------------------------------------------------------------------------------------------------------------
Guarantee obligations                       $14,861           $709         $6,925         $3,346         $3,881
--------------------------------------------------------------------------------------------------------------------

Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk related to changes in interest rates and we manage our exposure to this market risk through the monitoring of available financing alternatives.

     Variable interest rate debt outstanding as of May 29, 2003 was $58.6 million, carried an average interest rate of 2.57%, and represented 21.2% of our total debt portfolio. Our earnings are affected by changes in short-term interest rates as a result of our borrowings under our revolving credit agreements, floating-rate mortgages, industrial development revenue bonds and unsecured term notes.

     Fixed interest rate debt totaled $217.6 million as of May 29, 2003, carried an average interest rate of 7.42% and represented 78.8% of our total debt portfolio. Fixed interest rate debt included the following: senior notes bearing interest monthly at 10.22%, maturing in 2005; senior notes which bear interest semiannually at fixed rates ranging from 6.66% to 7.93%, maturing in 2008 through 2014; fixed rate mortgages, industrial development revenue bonds and other debt instruments bearing interest from 6.15% to 8.77%, maturing in 2005 through 2009; and an unsecured term note with a stated rate of 6.0%, maturing in 2004. The fair value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of our $205.0 million of senior notes is approximately $214.8 million. Based upon the respective rates and prepayment provisions of our remaining fixed interest rate senior notes and mortgages at May 29, 2003, the carrying amounts of such debt approximates fair value.

     The variable interest rate debt and fixed interest rate debt outstanding as of May 29, 2003 matures as follows (in thousands):


                                2004        2005        2006        2007        2008       Thereafter      Total
--------------------------------------------------------------------------------------------------------------------
Variable interest rate         $57,906   $     353   $     243   $     147   $     ---     $    ---       $ 58,649
Fixed interest rate             15,000      26,150      25,464      28,396      34,216       88,338        217,564
--------------------------------------------------------------------------------------------------------------------
   Total debt                  $72,906   $  26,503   $  25,707   $  28,543   $  34,216     $ 88,338       $276,213
====================================================================================================================

     We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreements are recorded as adjustments to interest expense. We had no outstanding interest rate swap agreements at May 29, 2003. On May 3, 2002, we terminated a swap agreement that had effectively converted $25 million of our borrowings under revolving credit agreements from floating-rate debt to a fixed-rate basis. The fair value of the swap on the date of the termination was a liability of $2.8 million. The remaining loss in other comprehensive income at May 29, 2003 of $1.3 million ($773,000 net of tax) will be reclassified into earnings as interest expense through November 15, 2005, the remaining life of the original hedge, as interest payments affect earnings. We expect to reclassify approximately $671,000 ($403,000 net of tax) of loss into earnings during fiscal 2004.

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

o We review long-lived assets, including fixed assets, goodwill, investments in joint ventures and receivables from joint ventures, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. In assessing the recoverability of these assets, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to factors such as economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. During fiscal 2003, we recorded a before-tax reserve for bad debts on receivables from joint ventures of $2.0 million and a before-tax impairment charge of $600,000 on investments in joint ventures. During fiscal 2001, we recorded a before-tax impairment charge of $3.5 million related to our two IMAX(R)theatre screens.

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

o We maintain insurance coverage for workers compensation and general liability claims utilizing a retroactive insurance policy. Under this policy, we are responsible for all claims up to our stop loss limitation of $250,000. It is not uncommon for insurance claims of this type to be filed months or even years after the initial incident may have occurred. It also can take many months or years before some claims are settled. As a result, we must estimate our potential self-insurance liability based upon several factors, including historical trends, our knowledge of the individual claims and likelihood of success, and our insurance carrier's judgment regarding the reserves necessary for individual claims. Actual claim settlements may differ from our estimates.

o We offer health insurance coverage to our associates under a variety of different fully-insured HMO's and self-insured fee-for-service plans. Under the fee-for-service plans, we are responsible for all claims up to our stop loss limitation of $100,000. Our health insurance plans are set up on a calendar year basis. As a result, we must estimate our potential health self-insurance liability based upon several factors, including historical trends, our knowledge of the potential impact of changes in plan structure and our judgment regarding the portion of the total cost of claims that will be shared with associates. Actual differences in any of these factors may impact the amount of health insurance expense recorded by us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------  ----------------------------------------------------------

     The information required by this item is set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk" above.

Item 8. Financial Statements and Supplementary Data.
------  -------------------------------------------

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
                -------------------------------------------------

The Board of Directors and Shareholders
   of The Marcus Corporation

We have audited the accompanying consolidated balance sheets of The Marcus Corporation (the Company) as of May 29, 2003 and May 30, 2002, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended May 29, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at May 29, 2003 and May 30, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 29, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill and derivative financial instruments effective June 1, 2001.

                                     /s/ ERNST & YOUNG LLP
Milwaukee, Wisconsin
July 17, 2003

                             THE MARCUS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                           May 29, 2003     May 30, 2002
                                                                       ------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $    6,039       $    5,614
   Accounts and notes receivable (Note 4)                                      26,059           16,044
   Receivables from joint ventures (Note 10)                                    3,626            3,760
   Refundable income taxes                                                      4,032            4,947
   Real estate and development costs                                            5,338            2,532
   Other current assets                                                         5,771            4,512
                                                                       ------------------------------------
Total current assets                                                           50,865           37,409

PROPERTY AND EQUIPMENT, NET (Note 4)                                          655,803          683,639

OTHER ASSETS:
   Investments in joint ventures (Notes 9 and 10)                               1,880            1,356
   Goodwill                                                                    11,773           11,806
   Other (Note 11)                                                             35,136           40,576
                                                                       ------------------------------------
Total other assets                                                             48,789           53,738
                                                                       ------------------------------------
Total assets                                                                 $755,457         $774,786
                                                                       ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable (Note 10)                                                 $    1,465        $   3,497
   Accounts payable                                                            20,723           17,211
   Taxes other than income taxes                                               13,682           13,947
   Accrued compensation                                                         7,097            6,555
   Other accrued liabilities                                                   11,013           11,265
   Current maturities of long-term debt (Note 5)                               72,906           20,777
                                                                       ------------------------------------
Total current liabilities                                                     126,886           73,252

LONG-TERM DEBT (Note 5)                                                       203,307          299,761

DEFERRED INCOME TAXES (Note 8)                                                 38,768           36,529

DEFERRED COMPENSATION AND OTHER (Note 7)                                       16,596           11,176

COMMITMENTS, LICENSE RIGHTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY (Note 6):
   Preferred Stock, $1 par; authorized 1,000,000 shares; none issued                -                -
   Common Stock:
     Common Stock, $1 par; authorized 50,000,000 shares; issued
       21,684,328 shares in 2003 and 21,584,239 shares in 2002                 21,684           21,584
     Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 9,505,185 shares in 2003
       and 9,605,274 shares in 2002                                             9,506            9,606
   Capital in excess of par                                                    41,751           41,523
   Retained earnings                                                          314,903          300,623
   Accumulated other comprehensive loss                                        (2,181)          (1,866)
                                                                       ------------------------------------
                                                                              385,663          371,470
   Less cost of Common Stock in treasury (1,687,595 shares in
     2003 and 1,863,027 shares in 2002)                                       (15,763)         (17,402)
                                                                       ------------------------------------
Total shareholders' equity                                                    369,900          354,068
                                                                       ------------------------------------
Total liabilities and shareholders' equity                                 $  755,457       $  774,786
                                                                       ====================================

See accompanying notes.

                             THE MARCUS CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)


                                                                            Year ended
                                                       ------------------------------------------------------
                                                              May 29,           May 30,          May 31,
                                                               2003              2002             2001
                                                       ------------------------------------------------------
REVENUES:
   Rooms and telephone                                       $172,002          $170,332         $178,811
   Theatre admissions                                          98,811            96,502           84,535
   Theatre concessions                                         45,590            45,332           38,144
   Food and beverage                                           33,487            31,812           29,896
   Other revenues                                              47,025            45,855           43,949
                                                       ------------------------------------------------------
Total revenues                                                396,915           389,833          375,335

COSTS AND EXPENSES:
   Rooms and telephone                                         79,816            79,359           82,348
   Theatre operations                                          76,371            73,401           66,971
   Theatre concessions                                         10,198            10,370            9,440
   Food and beverage                                           26,465            25,995           22,975
   Advertising and marketing                                   29,517            27,220           27,740
   Administrative                                              40,781            39,963           40,412
   Depreciation and amortization                               45,365            44,887           43,329
   Rent (Note 9)                                                2,407             2,958            3,410
   Property taxes                                              15,204            16,339           14,539
   Preopening expenses                                             60             1,143            2,040
   Other operating expenses                                    21,346            20,740           19,759
   Impairment charge (Note 2)                                       -                 -            3,541
                                                       ------------------------------------------------------
Total costs and expenses                                      347,530           342,375          336,504
                                                       ------------------------------------------------------

OPERATING INCOME                                               49,385            47,458           38,831

OTHER INCOME (EXPENSE):
   Investment income (loss)                                      (158)            2,353            2,592
   Interest expense                                           (19,642)          (18,807)         (23,019)
   Gain on insurance contracts                                      -                 -            1,582
   Gain on disposition of property and equipment and
     investments in joint ventures                              2,111             2,496              304
                                                       ------------------------------------------------------
                                                              (17,689)          (13,958)         (18,541)
                                                       ------------------------------------------------------
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME
   TAXES                                                       31,696            33,500           20,290
INCOME TAXES (Note 8)                                          12,389            11,040            7,550
                                                       ------------------------------------------------------
EARNINGS FROM CONTINUING OPERATIONS                            19,307            22,460           12,740
DISCONTINUED OPERATIONS (Note 3):
   Income from discontinued operations, net of
     income taxes of $823 in 2001                           $       -        $        -         $  1,219
   Gain on sale of discontinued operations, net of
     income taxes of $801 in 2003 and $5,277 in
     2001                                                       1,249                 -            7,817
                                                       ------------------------------------------------------
EARNINGS FROM DISCONTINUED OPERATIONS
                                                                1,249                 -            9,036
                                                       ------------------------------------------------------
NET EARNINGS                                                $  20,556        $   22,460         $ 21,776
                                                       ======================================================

earnings per Common share - BASIC:
   Continuing operations                                    $     .66        $      .77         $    .44
   Discontinued operations                                        .04               .00              .31
                                                       ------------------------------------------------------
Net earnings per share                                      $     .70        $      .77         $    .75
                                                       ======================================================

EARNINGS PER COMMON SHARE - DILUTED:
     Continuing operations                                  $     .66        $      .76         $    .43
     Discontinued operations                                      .04               .00              .31
                                                       ------------------------------------------------------
Net earnings per share                                      $     .70        $      .76         $    .74
                                                       ======================================================

See accompanying notes.

                             THE MARCUS CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (in thousands, except per share data)


                                                                                              Accumulated
                                                          Class B    Capital                     Other
                                                Common    Common    in Excess    Retained    Comprehensive   Treasury
                                                 Stock     Stock      of Par     Earnings    Income (Loss)     Stock      Total
                                               -------------------------------------------------------------------------------------

BALANCES AT MAY 25, 2000                        $19,073   $12,117     $40,774    $268,808      $  (257)      $(15,268)   $325,247
   Cash dividends:
     $.20 per share Class B Common Stock              -         -           -      (2,377)           -              -      (2,377)
     $.22 per share Common Stock                      -         -           -      (3,805)           -              -      (3,805)
   Exercise of stock options                          -         -          (6)          -            -            152         146
   Purchase of treasury stock                         -         -           -           -            -         (4,157)     (4,157)
   Savings and profit-sharing contribution            -         -         212           -            -            338         550
   Reissuance of treasury stock                       -         -          82           -            -            183         265
   Conversions of Class B Common Stock              545      (545)          -           -            -              -           -
   Components of comprehensive income:
     Net earnings                                     -         -           -      21,776            -              -      21,776
     Change in unrealized loss on available
       for sale investments, net of tax               -         -           -           -           56              -          56
       effect of $37
                                                                                                                       -------------
   Total comprehensive income                                                                                              21,832
                                               -------------------------------------------------------------------------------------
BALANCES AT MAY 31, 2001                         19,618    11,572      41,062     284,402         (201)       (18,752)    337,701
   Cash dividends:
     $.20 per share Class B Common Stock              -         -           -      (1,962)           -              -      (1,962)
     $.22 per share Common Stock                      -         -           -      (4,277)           -              -      (4,277)
   Exercise of stock options                          -         -         182           -            -          1,085       1,267
   Purchase of treasury stock                         -         -           -           -            -           (225)       (225)
   Savings and profit-sharing contribution            -         -         189           -            -            320         509
   Reissuance of treasury stock                       -         -          90           -            -            170         260
   Conversions of Class B Common Stock            1,966    (1,966)          -           -            -              -           -
   Components of comprehensive income (loss):
     Net earnings                                     -         -           -      22,460            -              -      22,460
     Change in unrealized loss on available
       for sale investments, net of tax               -         -           -           -           22              -          22
       effect of $15
     Cumulative effect of change in
       accounting for interest rate swap,
       net of tax benefit of $732 (Note 5)            -         -           -           -       (1,098)             -      (1,098)
     Change in fair value of interest rate
       swap, net of tax benefit of $384               -         -           -           -         (577)             -        (577)
       (Note 5)
     Amortization of loss on swap
       agreement, net of tax effect of $131           -         -           -           -          197              -         197
       (Note 5)
     Minimum pension liability, net of tax
       benefit of $139                                -         -           -           -         (209)             -        (209)
                                                                                                                       -------------
   Total comprehensive income                                                                                              20,795
                                               -------------------------------------------------------------------------------------
BALANCES AT MAY 30, 2002                         21,584     9,606      41,523     300,623       (1,866)       (17,402)    354,068
   Cash dividends:
     $.20 per share Class B Common Stock              -         -           -      (1,905)           -              -      (1,905)
     $.22 per share Common Stock                      -         -           -      (4,371)           -              -      (4,371)
   Exercise of stock options                          -         -         (59)          -            -          1,408       1,349
   Purchase of treasury stock                         -         -           -           -            -           (386)       (386)
   Savings and profit-sharing contribution            -         -         208           -            -            446         654
   Reissuance of treasury stock                       -         -          79           -            -            171         250
   Conversions of Class B Common Stock              100      (100)          -           -            -              -           -
   Components of comprehensive income (loss):
     Net earnings                                     -         -           -      20,556            -              -      20,556
     Change in unrealized loss on available
       for sale investments, net of tax               -         -           -           -          179              -         179
       effect of $118
     Amortization of loss on swap
       agreement, net of tax effect of $471           -         -           -           -          706              -         706
       (Note 5)
     Minimum pension liability, net of tax
       benefit of $787                                -         -           -           -       (1,200)             -      (1,200)
                                                                                                                       -------------
   Total comprehensive income                                                                                              20,241
                                               -------------------------------------------------------------------------------------
BALANCES AT MAY 29, 2003                        $21,684   $ 9,506     $41,751    $314,903      $(2,181)      $(15,763)   $369,900
                                               =====================================================================================

See accompanying notes.

                             THE MARCUS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                Year ended
                                                              ------------------------------------------------
                                                                  May 29,         May 30,         May 31,
                                                                   2003             2002           2001
                                                              ------------------------------------------------
Operating activities
Net earnings                                                      $20,556         $22,460         $21,776
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Losses on loans to and investments in joint
       ventures, net of distributions                               3,229           2,551             618
     Gain on disposition of property, equipment and other
       assets                                                      (4,161)         (2,496)        (13,398)
     Amortization of loss on swap agreement                         1,177             328               -
     Impairment charge                                                  -               -           3,541
     Depreciation and amortization                                 45,365          44,887          44,300
     Deferred income taxes                                            460           5,984             176
     Deferred compensation and other                                3,513           1,170             298
     Contribution of Company stock to savings and
       profit-sharing plan                                            654             509             550
     Loss on available for sale securities                            494               -               -
     Changes in operating assets and liabilities:
       Accounts and notes receivable                               (2,083)         (1,837)           (926)
       Real estate and development costs                           (2,806)          2,467          (1,082)
       Other current assets                                        (1,259)            180            (713)
       Accounts payable                                             3,512              88          (7,340)
       Income taxes                                                 2,892          (3,916)            880
       Taxes other than income taxes                                 (265)            717           2,011
       Accrued compensation                                           542             986           1,262
       Other accrued liabilities                                     (252)         (1,008)            874
                                                              ------------------------------------------------
Total adjustments                                                  51,012          50,610          31,051
                                                              ------------------------------------------------
Net cash provided by operating activities                          71,568          73,070          52,827

Investing activities
Capital expenditures and other                                    (26,004)        (48,899)        (96,748)
Net proceeds from disposals of property, equipment and
   other assets                                                    11,752           1,666          29,304
Increase in other assets                                           (3,003)         (4,422)         (2,406)
Purchase of interest in joint ventures                               (649)              -               -
Cash advanced to joint ventures                                    (1,819)         (1,013)           (279)
                                                              ------------------------------------------------
Net cash used in investing activities                             (19,723)        (52,668)        (70,129)

Financing activities
Debt transactions:
   Net proceeds from issuance of notes payable and
     long-term debt                                                   551          75,000          42,107
   Principal payments on notes payable and long-term debt         (46,908)        (83,559)        (16,313)
   Payment on swap agreement termination                                -          (2,791)              -
Equity transactions:
   Treasury stock transactions, except for stock options             (136)             35          (3,892)
   Exercise of stock options                                        1,349           1,267             146
   Dividends paid                                                  (6,276)         (6,239)         (6,182)
                                                              ------------------------------------------------
Net cash provided by (used in) financing activities               (51,420)        (16,287)         15,866
                                                              ------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  425           4,115          (1,436)
Cash and cash equivalents at beginning of year                      5,614           1,499           2,935
                                                              ------------------------------------------------
Cash and cash equivalents at end of year                          $ 6,039         $ 5,614         $ 1,499
                                                              ================================================

See accompanying notes.

                             THE MARCUS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 29, 2003

1.   Description of Business and Summary of Significant Accounting Policies

     Description of Business - The Marcus Corporation and its subsidiaries (the Company) operate principally in three business segments:

          Limited-Service Lodging: Operates and franchises lodging facilities, under the names Baymont Inns, Baymont Inns & Suites, Budgetel Inn and Woodfield Suites, located in 31 states.

          Theatres: Operates multiscreen motion picture theatres in Wisconsin, Illinois, Ohio and Minnesota and a family entertainment center in Wisconsin.

          Hotels and Resorts: Owns and operates full service hotels and resorts in Wisconsin, Missouri and California, manages full service hotels in Wisconsin, Minnesota, Texas and California and operates a vacation ownership development in Wisconsin.

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

     Fiscal Year - The Company reports on a 52/53-week year ending the last Thursday of May. All segments had a 52-week year in fiscal 2003 and 2002 and a 53-week year in fiscal 2001.

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

     Accounts and Notes Receivable - The Company evaluates the collectibility of its accounts and notes receivable based on a number of factors. For larger accounts, an allowance for doubtful accounts is recorded based on the applicable parties' ability and likelihood to pay based on management's review of the facts. For all other accounts, the Company recognizes an allowance based on length of time the receivable is past due based on historical experience and industry practice.

     Long-Lived Assets - The Company periodically considers whether indicators of impairment of long-lived assets held for use (including goodwill through fiscal 2001) are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their value. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of May 29, 2003, May 30, 2002 and May 31, 2001, and determined that there was no significant impact on the Company's results of operations, other than the impairment charges taken for the IMAX(R) related assets described in Note 2 and the joint venture investment charge described in Note 10.

     Intangible Assets - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective June 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company completed the transitional impairment test in fiscal 2002 and the annual impairment test in fiscal 2003 and 2002 and deemed that no impairment loss was necessary.

                             THE MARCUS CORPORATION

1. Description of Business and Summary of Significant Accounting Policies (continued)

     With the adoption of SFAS No. 142, the Company ceased amortization of goodwill with a net book value of $11,806,000 as of June 1, 2001. Had amortization of goodwill not been recorded in fiscal 2001, net earnings would have increased by approximately $564,000, net of taxes, and diluted earnings per share would have increased by $0.02.

     Capitalization of Interest - The Company capitalizes interest during construction periods by adding such interest to the cost of property and equipment. Interest of approximately $91,000, $715,000 and $1,242,000 was capitalized in fiscal 2003, 2002 and 2001, respectively.

     Investments - Available for sale securities are stated at fair market value, with unrealized gains and losses reported as a component of shareholders' equity. The cost of securities sold is based upon the specific identification method. Realized gains and losses and declines in value judged to be other-than-temporary are included in investment income (loss). The Company evaluates securities for other-than-temporary impairment on a periodic basis and principally considers the type of security, the severity of the decline in fair value and the duration of the decline in fair value in determining whether a security's decline in fair value is other-than-temporary. In fiscal 2003, the Company recognized a $494,000 other-than-temporary investment loss on a security whose market value was substantially below cost.

     Revenue Recognition - The Company recognizes revenue from its rooms as earned on the close of business each day. Revenues from theatre admissions, concessions and food and beverage sales are recognized at the time of sale. Revenues from advanced ticket and gift certificate sales are recorded as deferred revenue and are recognized when tickets or gift certificates are used or expire.

     The following are included in other revenues:

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

          Management fees for theatres and hotels under management agreements are recognized as earned based on the terms of the agreements and include both base fees and incentive fees.

          Sale of vacation intervals are recognized on an accrual basis after a binding sales contract has been executed, a 10% minimum down payment is received, the recission period has expired, construction is substantially complete and certain minimum sales levels have been reached. If all the criteria are met except that construction is not substantially complete, revenues are recognized on the percentage-of-completion basis. For sales that do not qualify for either accrual or percentage-of-completion accounting, all revenue is deferred using the deposit method. Deferred revenue is included in other accrued liabilities. Since the fourth quarter of fiscal 2000, when minimum sales levels were met, revenues have been recognized on the percentage-of-completion or accrual methods. Development costs including construction costs, interest and other carrying costs, which are allocated based on relative sales values, are included as real estate and development costs in the accompanying consolidated balance sheets.

     Advertising and Marketing Costs - The Company generally expenses all advertising and marketing costs as incurred.

                             THE MARCUS CORPORATION

1. Description of Business and Summary of Significant Accounting Policies (continued)

     Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the following estimated useful lives:

                                                             Years
                                                          ------------

         Land improvements                                  15 - 39
         Buildings and improvements                         25 - 39
         Leasehold improvements                              3 - 39
         Furniture, fixtures and equipment                   3 - 20

     Preopening Expenses - Costs incurred prior to opening new or remodeled facilities are expensed as incurred.

     Earnings Per Share (EPS) - Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options.

     The following table illustrates the computation of basic and dilutive earnings per share for earnings from continuing operations and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:


                                                            May 29, 2003    May 30, 2002    May 31, 2001
                                                          -------------------------------------------------
                                                               (in thousands, except per share data)
Numerator:
   Earnings from continuing operations                          $19,307         $22,460          $12,740
                                                          =================================================

Denominator:
   Denominator for basic EPS                                     29,388          29,245           29,187
   Effect of dilutive employee stock options                        161             225              158
                                                          -------------------------------------------------
   Denominator for diluted EPS                                   29,549          29,470           29,345
                                                          =================================================

Earnings per share from continuing operations:
   Basic                                                          $.66            $.77              $.44
   Diluted                                                        $.66            $.76              $.43
===========================================================================================================

     Options to purchase 627,926 shares, 396,002 shares and 393,102 shares of common stock at prices ranging from $14.25 to $18.13 per share, $14.38 to $18.13 per share and $13.81 to $18.13 per share were outstanding at May 29, 2003, May 30, 2002 and May 31, 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares, and, therefore, the effect would be antidilutive.

     Comprehensive Income - Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:


                                                                         May 29, 2003      May 30, 2002
                                                                       ------------------------------------
                                                                                 (in thousands)

Unrealized loss on available for sale investments                         $        -         $   (179)
Unrecognized loss on interest rate swap agreement                               (772)          (1,478)
Minimum pension liability                                                     (1,409)            (209)
                                                                       ------------------------------------
                                                                           $  (2,181)        $ (1,866)
                                                                       ====================================

                             THE MARCUS CORPORATION

1. Description of Business and Summary of Significant Accounting Policies (continued)

     Stock-Based Compensation - The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), in accounting for its employee stock options. Under APB No. 25, because the number of shares is fixed and the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net earnings and earnings per share required by SFAS No. 123, "Accounting for Stock-Based Compensation," has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 1.1%, 1.9% and 3.7% for fiscal 2003, 2002 and 2001, respectively; a dividend yield of 1.6%, 1.5% and 1.3% for fiscal 2003, 2002 and 2001, respectively; volatility factors of the expected market price of the Company's Common Stock of 45%, 42% and 49% for fiscal 2003, 2002 and 2001, respectively; and an expected life of the option of approximately six years in all years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the Company's pro forma earnings and earnings per share would have been as follows:


                                                                           Year ended
                                                     -------------------------------------------------------
                                                       May 29, 2003       May 30, 2002       May 31, 2001
                                                     -------------------------------------------------------
                                                             (in thousands, except per share data)

Net earnings, as reported                                 $20,556           $22,460             $21,776
Deduct: Stock-based employee compensation expense
   determined under the fair value method for all
   option awards, net of related tax effects               (1,123)           (1,089)               (946)
                                                     -------------------------------------------------------
Pro forma net earnings                                    $19,433           $21,371             $20,830
                                                     =======================================================

Earnings per share:
   Basic - as reported                                      $ .70             $ .77               $ .75
   Basic - pro forma                                        $ .66             $ .73               $ .71

   Diluted - as reported                                    $ .70             $ .76               $ .74
   Diluted - pro forma                                      $ .66             $ .73               $ .71
                                                     =======================================================

     New Accounting Pronouncements - In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (the Interpretation), which expands on the guidance for the accounting and disclosure of guarantees. Each guarantee meeting the characteristics described in the Interpretation is to be recognized and initially measured at fair value. In addition, guarantors will be required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote, which represents another change from general current practice. The Interpretation's disclosure requirements are effective for financial statements ending after December 15, 2002, with the initial recognition and initial measurement provisions applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the Interpretation to have a material effect on the results of operations.

     Reclassifications - Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation.

                             THE MARCUS CORPORATION

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

     3. Discontinued Operations

     On May 24, 2001, the Company sold its 30 KFC and KFC/Taco Bell 2-in-1 restaurants for $26,329,000, subject to adjustment as defined in the purchase agreement, consisting of $25,829,000 in cash and a $500,000 promissory note. The assets sold consisted primarily of land, buildings and equipment. The Company recognized a gain on the sale of the assets of $7,817,000, net of income taxes of $5,277,000. In accordance with the provisions of Accounting Principles Board Opinion No. 30 concerning reporting the effect of disposal of a segment of a business, the results of operations and the gain on disposal of the restaurants have been classified as discontinued in the consolidated statements of earnings. The asset purchase agreement provided for a potential additional future purchase price payment to the Company if certain performance conditions were met. The Company received additional proceeds of $2,050,000 on July 9, 2002 pursuant to this agreement and recognized an additional gain on the sale of the restaurant segment of $1,249,000, net of income taxes of $801,000. Restaurant revenue for the year ended May 31, 2001 was $23,746,000.

4.   Additional Balance Sheet Information

     The composition of accounts and notes receivable is as follows:


                                                                         May 29, 2003      May 30, 2002
                                                                       ------------------------------------
                                                                                 (in thousands)

Trade receivables, net of allowance of $610 and $341, respectively           $  5,299         $  6,741
Notes receivable for interval ownership                                         1,112              843
Other notes receivables                                                         9,915            2,753
Employee advances                                                                  26               54
Other receivables                                                               9,707            5,653
                                                                       ------------------------------------
                                                                              $26,059          $16,044
                                                                       ====================================

     The Company also has notes receivable for interval ownership totaling $6,664,000 and $6,170,000, which are included in other long-term assets, net of a reserve for uncollectible amounts of $718,000 and $505,000 as of May 29, 2003 and May 30, 2002, respectively. The notes bear fixed-rate interest between 11.9% and 15.9% over the seven-year terms of the loans. The weighted-average rate of interest on outstanding notes receivable for interval ownership is 15.1%. The notes are collateralized by the underlying vacation intervals.

The composition of property and equipment, which is stated at cost, is as follows:


                                                                         May 29, 2003      May 30, 2002
                                                                       ------------------------------------
                                                                                 (in thousands)

Land and improvements                                                        $ 88,997         $ 92,558
Buildings and improvements                                                    623,156          612,954
Leasehold improvements                                                          9,010            9,082
Furniture, fixtures and equipment                                             272,961          266,872
Construction in progress                                                        6,850           13,107
                                                                       ------------------------------------
                                                                            1,000,974          994,573
Less accumulated depreciation and amortization                                345,171          310,934
                                                                       ------------------------------------
                                                                             $655,803         $683,639
                                                                       ====================================

                             THE MARCUS CORPORATION

5.   Long-Term Debt

     Long-term debt is summarized as follows:


                                                                         May 29, 2003      May 30, 2002
                                                                       ------------------------------------
                                                                                 (in thousands,
                                                                              except payment data)

Mortgage notes due to 2009                                                   $  3,602         $  3,977
Industrial Development Revenue Bonds due to 2006                                1,554            2,668
Senior notes due May 31, 2005, with monthly principal and interest
   payments of $362,000, bearing interest at 10.22%                             8,128           11,458
Senior notes                                                                  205,000          214,394
Unsecured term notes                                                           19,629           26,612
Commercial paper                                                               37,984           61,429
Other                                                                             316                -
                                                                       ------------------------------------
                                                                              276,213          320,538
Less current maturities                                                        72,906           20,777
                                                                       ------------------------------------
                                                                             $203,307         $299,761
                                                                       ====================================

     The mortgage notes, both fixed rate and adjustable, bear interest from 3.06% to 7.68% at May 29, 2003. The Industrial Development Revenue Bonds, both fixed rate and adjustable, bear interest from 3.92% to 6.42%. The mortgage notes and the Industrial Development Revenue Bonds are secured by the related land, buildings and equipment.

     The $205,000,000 of senior notes maturing in 2008 through 2014, require annual principal payments in varying installments and bear interest payable semiannually at fixed rates ranging from 6.66% to 7.93%, with a weighted-average fixed rate of 7.32% at May 29, 2003.

     The Company has unsecured term notes outstanding as follows:


                                                                         May 29, 2003      May 30, 2002
                                                                       ------------------------------------
                                                                                 (in thousands,
                                                                              except payment data)
Note due May 31, 2004, with quarterly principal payments of
   $781,000. The variable interest rate is based on the LIBOR
   rate with an effective rate of 2.09% at May 29, 2003.                      $ 3,125          $ 6,250
Note due Janauary 31, 2004, with quarterly principal payments of $714,000 and the remaining outstanding balance due at
   maturity. The variable interest rate is based on the LIBOR
   rate with an effective rate of 2.96% at May 29, 2003.                       16,429           20,000
Note due April 28, 2003, with monthly payments of
   $20,000, including interest at 2.00%.                                            -              201
Note due March 25, 2004, with monthly payments of
   $8,000, including interest at 6.00%.                                            75              161
                                                                       ------------------------------------
                                                                              $19,629          $26,612
                                                                       ====================================

     The Company issues commercial paper through an agreement with two banks, up to a maximum of $65,000,000, which bears interest at rates ranging from 1.55% to 1.60% at May 29, 2003. The agreements require the Company to maintain unused bank lines of credit at least equal to the principal amount of outstanding commercial paper.

     At May 29, 2003, the Company had credit lines totaling $130,000,000 in place. No borrowings are outstanding on the $125,000,000 line, which bears interest at LIBOR plus a margin which adjusts based on the Company's borrowing levels. This agreement matures in 2004 and requires an annual facility fee of ..25% on the total commitment. It is the Company's intention to extend the maturity date of this credit line and the unsecured term

                             THE MARCUS CORPORATION

5.   Long-Term Debt (continued)

note expiring in 2004, during fiscal 2004. There are no borrowings outstanding on the remaining $5,000,000 line at May 29, 2003, which bears interest at the bank's prime reference rate. Based on commercial paper outstanding, availability under the lines at May 29, 2003, totaled $92,016,000.

     As of May 29, 2003, the Company classified outstanding borrowings under commercial paper agreements, backed by unused lines of credit, as current, pending a new revolving credit agreement.

     Scheduled annual principal payments on long-term debt for the years subsequent to May 29, 2003, without consideration for the Company's anticipated extension of the maturity dates of the credit line and unsecured note, are:

        Fiscal Year                        (in thousands)
       ---------------------            --------------------

        2004                                    $ 72,906
        2005                                      26,503
        2006                                      25,707
        2007                                      28,543
        2008                                      34,216
        Thereafter                                88,338
                                         --------------------
                                                $276,213
                                         ====================

     Interest paid, net of amounts capitalized, in fiscal 2003, 2002 and 2001 totaled $18,450,000, $17,581,000 and $23,045,000, respectively.

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

     The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. From June 1, 2001 to May 3, 2002, the Company had an interest rate swap agreement that was considered effective and qualified as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company's swap agreement effectively converted $25 million of the Company's borrowings under revolving credit agreements from floating-rate debt to a fixed-rate basis. The adoption of SFAS No. 133 on June 1, 2001, resulted in a charge for the cumulative effect of an accounting change of $1,830,000 ($1,098,000 net of tax) in other comprehensive loss. Through May 3, 2002, the Company recorded the $961,000 ($577,000 net of tax) decrease in fair value related to the cash flow hedge to other comprehensive loss. On May 3, 2002, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $2,791,000. The Company repaid borrowings under the revolving credit facility previously hedged out of proceeds from its April 2002 issuance of additional senior notes. In fiscal 2003, and from May 3, 2002 through May 30, 2002, the Company reclassified $1,177,000 ($706,000 net of tax) and $328,000 ($197,000 net
of tax) from other comprehensive loss to interest expense, respectively. The remaining loss at May 29, 2003, in accumulated other comprehensive loss will be reclassified into earnings as interest expense through November 15, 2005, the remaining life of the original hedge. The Company expects to reclassify approximately $671,000 ($403,000 net of tax) of loss into earnings during fiscal 2004.

                             THE MARCUS CORPORATION

5.   Long-Term Debt (continued)

     The fair value of the Company's $205,000,000 of senior notes is approximately $214,777,000. The carrying amounts of the Company's remaining long-term debt, based on the respective rates and prepayment provisions of the senior notes due May 31, 2005, approximate their fair value.

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

     Shareholders have approved the issuance of up to 3,237,500 shares of Common Stock under various stock option plans. The options generally become exercisable 40% after two years, 60% after three years and 80% after four years. The remaining options are exercisable five years after the date of the grant. At May 29, 2003, there were 1,513,077 shares available for grants under the plans.

     A summary of the Company's stock option activity and related information follows:


                                        May 29, 2003            May 30, 2002             May 31, 2001
                                   -------------------------------------------------------------------------
                                                Weighted-                Weighted-               Weighted-
                                                Average                  Average                  Average
                                               Exercise                 Exercise                  Exercise
                                    Options      Price      Options       Price      Options       Price
                                   -------------------------------------------------------------------------
                                                            (options in thousands)

Outstanding at beginning of
   year                               1,872      $13.18       1,608       $12.79       1,202       $13.37
Granted                                 330       15.52         517        14.05         539        11.54
Exercised                              (135)       9.98        (107)       11.78         (14)       10.09
Forfeited                              (169)      14.05        (146)       12.96        (119)       13.33
                                   -------------------------------------------------------------------------
Outstanding at end of year            1,898      $13.72       1,872       $13.18       1,608       $12.79
                                   =========================================================================
Exercisable at end of year              788      $13.66         729       $13.55         619       $13.25
                                   =========================================================================
Weighted-average fair value of
   options granted during year
                                           $5.78                    $5.14                    $5.24

     Exercise prices for options outstanding as of May 29, 2003, ranged from $9.22 to $18.13. The weighted-average remaining contractual life of those options is 6.3 years. Additional information related to these options segregated by exercise price range is as follows:


                                                                              Exercise Price Range
                                                                       $9.22 to    $10.8751 to   $14.51 to
                                                                       $10.875       $14.50       $18.125
                                                                      --------------------------------------
                                                                             (options in thousands)

Options outstanding                                                         49         1,245          604
Weighted-average exercise price of options outstanding                  $10.08        $12.69       $16.13
Weighted-average remaining contractual life of options
   outstanding                                                             2.8           6.3          6.6
Options exercisable                                                         30           482          276
Weighted-average exercise price of options exercisable                  $ 9.92        $12.14       $16.71

                             THE MARCUS CORPORATION

6.   Shareholders' Equity (continued)

     Through May 29, 2003, the Company's Board of Directors has approved the repurchase of up to 4,687,500 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options and for savings and profit-sharing plan contributions. The Company purchased 25,758, 15,516 and 369,713 shares pursuant to these authorizations during fiscal 2003, 2002 and 2001, respectively. At May 29, 2003, there were 1,933,509 shares available for repurchase under these authorizations.

     The Company's Board of Directors has authorized the issuance of up to 750,000 shares of Common Stock for The Marcus Corporation Dividend Reinvestment and Associate Stock Purchase Plan. At May 29, 2003, there were 623,104 shares available under this authorization.

     The Company's loan agreements include, among other covenants, restrictions on retained earnings and maintenance of certain financial ratios. At May 29, 2003, retained earnings of approximately $74,537,000 were unrestricted.

7.   Employee Benefit Plans

     The Company has a qualified profit-sharing savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides for a contribution of a minimum of 1% of defined compensation for all plan participants and matching of 25% of employee contributions up to 6% of defined compensation. In addition, the Company may make additional discretionary contributions. The Company also sponsors unfunded nonqualified, defined-benefit and deferred compensation plans. Pension and profit-sharing expense for all plans was $2,186,000, $1,907,000 and $1,838,000 for fiscal 2003, 2002 and 2001, respectively.

     The status of the Company's unfunded nonqualified, defined-benefit plan is as follows:


                                                                              May 29,          May 30,
                                                                               2003             2002
                                                                         -----------------------------------
                                                                                   (in thousands)
Change in benefit obligation:
   Net benefit obligation at beginning of year                               $  9,942          $ 8,835
   Service cost                                                                   306              302
   Interest cost                                                                  746              663
   Actuarial loss                                                               2,358              270
   Benefits paid                                                                 (161)            (128)
                                                                         -----------------------------------
   Net benefit obligation at end of year                                     $ 13,191          $ 9,942
                                                                         ===================================

Funded status at end of year                                                 $(13,191)         $(9,942)
   Unrecognized net actuarial loss                                              4,435            2,123
   Unrecognized prior service cost                                                 18               23
   Unrecognized transition obligation                                             150              225
                                                                         -----------------------------------
   Net amount recognized at end of year                                      $ (8,588)         $(7,571)
                                                                         ===================================

 Amounts recognized in the statement of financial position consist of:
   Accrued benefit liability                                                 $ (8,588)         $(7,571)
   Additional minimum liability                                                (2,503)            (596)
   Intangible asset                                                               168              248
   Accumulated other comprehensive income                                       1,409              209
   Deferred tax asset                                                             926              139
                                                                         -----------------------------------
   Net amount recognized at end of year                                      $ (8,588)         $(7,571)
                                                                         ===================================

 Net periodic pension cost:
   Service cost                                                              $    306          $   302
   Interest cost                                                                  746              663
   Net amortization of prior service cost and transition obligation               151              144
                                                                         -----------------------------------
                                                                             $  1,203          $ 1,109
                                                                         ===================================

                             THE MARCUS CORPORATION

7.   Employee Benefit Plans (continued)

     The benefit obligations were determined using an assumed discount rate of 5.75% and 7.25% in 2003 and 2002, respectively, and an annual salary rate increase of 5.00% for both years.

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

     The components of the net deferred tax liability were as follows:


                                                                 May 29, 2003     May 30, 2002
                                                              ------------------------------------
                                                                        (in thousands)
Deferred tax assets:
   Accrued employee benefits                                       $ 5,917          $ 4,654
   Other                                                             2,451            1,340
                                                              ------------------------------------
Total deferred tax assets                                            8,368            5,994

Deferred tax liability:
   Depreciation and amortization                                    47,136           42,523
                                                              ------------------------------------
Net deferred tax liability included in balance sheet               $38,768          $36,529
                                                              ====================================

     Income tax expense consists of the following:


                                                       Year ended
                                  ------------------------------------------------------
                                    May 29, 2003      May 30, 2002     May 31, 2001
                                  ------------------------------------------------------
                                                       (in thousands)
Currently payable:
   Federal                               $ 9,737           $ 4,517          $10,868
   State                                   2,993               539            2,606
Deferred                                     460             5,984              176
                                  ------------------------------------------------------
                                         $13,190           $11,040          $13,650
                                  ======================================================

     Income tax expense is included in the accompanying consolidated statements of earnings as follows:


                                                       Year ended
                                  ------------------------------------------------------
                                    May 29, 2003      May 30, 2002     May 31, 2001
                                  ------------------------------------------------------
                                                       (in thousands)

Continuing operations                    $12,389           $11,040          $ 7,550
Discontinued operations                      801                 -            6,100
                                  ------------------------------------------------------
                                         $13,190           $11,040          $13,650
                                  ======================================================

                             THE MARCUS CORPORATION

8.   Income Taxes (continued)

     A reconciliation of the statutory federal tax rate to the effective tax rate for continuing operations follows:


                                                                          Year ended
                                                     ------------------------------------------------------
                                                       May 29, 2003      May 30, 2002     May 31, 2001
                                                     ------------------------------------------------------

Statutory federal tax rate                                  35.0%             35.0%            35.0%
State income taxes, net of federal
   income tax benefit                                        4.7               5.9              5.4
Other                                                       (0.6)             (7.9)            (3.2)
                                                     ------------------------------------------------------
                                                            39.1%             33.0%            37.2%
                                                     ======================================================

     Included in other are historic federal and state tax credits for the year ended May 30, 2002, and the nontaxable gain on insurance contracts for the year ended May 31, 2001.

     Income taxes paid, net of refunds received, in fiscal 2003, 2002 and 2001 totaled $13,456,000, $12,552,000 and $12,525,000, respectively.

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


                                                                          Year ended
                                                     ------------------------------------------------------
                                                       May 29, 2003      May 30, 2002     May 31, 2001
                                                     ------------------------------------------------------
                                                                          (in thousands)

Fixed minimum rentals                                      $2,279            $2,839           $3,339
Percentage rentals                                            170               162              141
Sublease rental income                                        (42)              (43)              (7)
                                                     ------------------------------------------------------
                                                           $2,407            $2,958           $3,473
                                                     ======================================================

     Payments to affiliated parties for lease obligations were $179,000 in fiscal 2003, 2002 and 2001.

     Aggregate minimum rental commitments at May 29, 2003, are as follows:

       Fiscal Year                      (in thousands)
       --------------                  ------------------

          2004                               $ 2,109
          2005                                 2,594
          2006                                 2,940
          2007                                 2,867
          2008                                 2,778
                                              33,562
          Thereafter
                                       ------------------
                                             $46,850
                                       ==================

     Included in the above commitments is $2,203,000 in minimum rental commitments to affiliated parties.

     Commitments - The Company has commitments for the completion of construction at various properties and the purchase of various properties totaling approximately $27,865,000 at May 29, 2003.

                             THE MARCUS CORPORATION

9.   Commitments, License Rights and Contingencies (continued)

     License Rights - The Company has license rights to operate two hotels using the Hilton trademark. Under the terms of the license, the Company is obligated to pay fees based on defined gross sales.

     Contingencies - The Company guarantees the debt of joint ventures and other entities totaling $14,861,000 at May 29, 2003. The debt of the joint ventures is collateralized by the real estate, buildings and improvements and all equipment of each joint venture.

10.  Joint Venture Transactions

     At May 29, 2003 and May 30, 2002, the Company held investments with aggregate carrying values of $1,880,000 and $1,356,000, respectively, in various approximately 50%-owned affiliates (joint ventures) which are accounted for under the equity method. During fiscal 2003, the Company recorded an impairment loss of $600,000, determined as the amount by which the carrying value exceeds the fair value of these investments.

     The Company has receivables from the joint ventures of $3,626,000 and $3,760,000 at May 29, 2003 and May 30, 2002, respectively, net of a $1,953,000 allowance in fiscal 2003. The Company earns interest on $3,317,000 and $3,353,000 of the net receivables at approximately prime to prime plus 1.5% at May 29, 2003 and May 30, 2002, respectively.

     Included in notes payable at May 29, 2003 and May 30, 2002, is $465,000 and $81,000, respectively, due to joint ventures in connection with cash advanced to the Company. The Company pays interest on the cash advances based on the 90-day certificate of deposit rates.

11.  Related Party Transactions

     On March 14, 2001, the Company acquired the lease rights for a property in Chicago, Illinois, from a related party for $13.4 million. The purchase price was based on independent appraisals and was approved by the Company's Board of Directors. The Company expects to open this property as a Baymont Inn & Suites in fiscal 2005, at which time the purchase price will be amortized on a straight-line basis over the remaining lease term.

     Included in notes payable at May 30, 2002, was $2,086,000 due to certain entities owned by related parties. These notes were repaid in total in fiscal 2003. The Company leases automobiles from Selig Executive Leasing Company, whose President and Chief Executive Officer is a director of the Company.

12.  Business Segment Information

     The Company evaluates performance and allocates resources based on the operating income (loss) of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                             THE MARCUS CORPORATION

12.  Business Segment Information (continued)

     Following is a summary of business segment information for 2001 through 2003:


                                                                                       Continuing
                               Limited-Service                Hotels/     Corporate    Operations  Discontinued
                                   Lodging     Theatres       Resorts       Items        Total      Restaurants      Total
                               -----------------------------------------------------------------------------------------------
                                                                       (in thousands)
2003
Revenues                          $126,612     $150,383      $118,490     $  1,430      $396,915     $     -      $396,915
Operating income (loss)             11,523       36,162         8,820       (7,120)       49,385           -         49,385
Depreciation and amortization       18,800       11,987        12,996        1,582        45,365           -         45,365
Assets                             284,818      207,440       207,289       55,910       755,457           -        755,457
Capital expenditures and other      11,983        4,173         6,688        3,160        26,004           -         26,004

2002
Revenues                          $125,711     $147,311      $114,914     $  1,897      $389,833     $     -      $389,833
Operating income (loss)             13,509       34,682         6,263       (6,996)       47,458           -         47,458
Depreciation and amortization       19,234       12,276        11,805        1,572        44,887           -         44,887
Assets                             292,286      219,672       213,005       49,823       774,786           -        774,786
Capital expenditures and other      12,832        2,194        33,442          431        48,899           -         48,899

2001
Revenues                          $136,606     $127,476      $109,694     $  1,559      $375,335     $23,746       $399,081
Operating income (loss)             16,309       18,549(1)     10,725       (6,752)       38,831       2,058         40,889
Depreciation and amortization       19,145       13,242         9,366        1,576        43,329         971         44,300
Assets                             300,273      231,083       185,644       41,659       758,659           -        758,659
Capital expenditures and other      37,236       13,141        45,828          131        96,336         412         96,748
                               -----------------------------------------------------------------------------------------------

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

13. Unaudited Quarterly Financial Information (in thousands, except per share data)


                                                                   13 Weeks Ended
                                          ------------------------------------------------------------------
                                          August 29, 2002   November 28,     February 27,       May 29,
Fiscal 2003                                                     2002             2003             2003
                                          ------------------------------------------------------------------

Revenues                                     $119,577          $88,787          $91,986         $96,565
Operating income                               25,155            7,752            7,750           8,728
Net earnings                                   13,587            2,552            1,735           2,682
Net earnings per diluted share               $    .46          $   .09          $   .06         $   .09
                                          ------------------------------------------------------------------


                                                                   13 Weeks Ended
                                          ------------------------------------------------------------------
                                          August 30, 2001   November 29,     February 28,       May 30,
Fiscal 2002                                                     2001             2002             2002
                                          ------------------------------------------------------------------

Revenues                                     $116,168          $83,984          $88,124        $101,557
Operating income                               24,799            5,521            6,474          10,664
Net earnings                                   14,723            1,928            1,517           4,292
Net earnings per diluted share               $    .50          $   .07          $  0.05        $    .14
                                          ------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and
------  ---------------------------------------------------------------
        Financial Disclosure.
        --------------------

     Not applicable.

Item 9(a). Controls and Procedures.
---------  -----------------------

     (a)  Evaluation of disclosure controls and procedures.

     Based on their evaluations, as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b)  Changes in internal controls.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 10. Directors and Executive Officers of the Company.
-------  -----------------------------------------------

     The information required by this item with respect to directors is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled "Election of Directors" in the definitive Proxy Statement for our 2003 Annual Meeting of Shareholders scheduled to be held on October 8, 2003 (our "Proxy Statement"). The information required with respect to executive officers appears at the end of Part I of this Form 10-K. The required information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by directors and executive officers is incorporated by reference to the information pertaining thereto set forth under the caption entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement.

     We have adopted a written code of conduct that applies to all of our employees, which is available on our corporate web site (www.marcuscorp.com). No amendments to, or waivers from, our code of conduct have been made. If, in the future, we amend, or grant waivers to, our code of conduct, we will make information regarding such amendments or waivers available on our corporate web site (www.marcuscorp.com) for a period of at least 12 months.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------  --------------------------------------------------------------

     The following table lists certain information about our three stock option plans, our 1987 Stock Option Plan, our 1995 Equity Incentive Plan and our 1994 Nonemployee Director Stock Option Plan, all of which were approved by our shareholders:


                                                                     Number of securities remaining available for
                                      Weighted-average exercise      Number of securities remaining available for
 Number of securities to be issued   price of outstanding options   future issuance under equity compensation plans
         upon the exercise            Weighted-average exercise                       (excluding
      of outstanding options         price of outstanding options      securities reflected in the first column)
      ----------------------         ----------------------------      -----------------------------------------
             1,898,000                          $13.72                                 1,513,000

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

     (a)(3) Exhibits.
            --------

     The exhibits filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.*

     (b)  Reports on Form 8-K.
          -------------------

     We did not file a Form 8-K with the Securities and Exchange Commission during the fourth quarter of fiscal 2003.

__________________
* Exhibits to this Form 10-K will be furnished to shareholders upon advance payment of a fee of $0.20 per page, plus mailing expenses. Requests for copies should be addressed to Thomas F. Kissinger, General Counsel and Secretary, The Marcus Corporation, 100 East Wisconsin Avenue, Suite 1900, Milwaukee, Wisconsin 53202-4125.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE MARCUS CORPORATION

Date:   August 27, 2003                     By: /s/ Stephen H. Marcus
                                                --------------------------------
                                                Stephen H. Marcus,
                                                Chairman of the Board, President
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of us and in the capacities as of the date indicated above.


By: /s/ Stephen H. Marcus                     By: /s/ Daniel F. McKeithan
    ----------------------------------            ------------------------------
    Stephen H. Marcus, Chairman of the            Daniel F. McKeithan, Jr.,
    Board, President and Chief Executive          Director
    Officer (Principal Executive Officer)



By: /s/ Douglas A. Neis                       By: /s/ Diane Marcus Gershowitz
    ----------------------------------            ------------------------------
    Douglas A. Neis, Chief Financial              Diane Marcus Gershowitz,
    Officer and Treasurer (Principal              Director
    Financial Officer and Accounting
    Officer)



By: /s/ Bruce J. Olson                        By: /s/ Timothy E. Hoeksema
    ----------------------------------            ------------------------------
    Bruce J. Olson, Director                      Timothy E. Hoeksema, Director



By: /s/ Phillip L. Milstein                   By: /s/ Allan H. Selig
    ----------------------------------            ------------------------------
    Philip L. Milstein, Director                  Allan H. Selig, Director



By: /s/ Bronson J. Haase                      By: /s/ James D. Ericson
    ----------------------------------            ------------------------------
    Bronson J. Haase, Director                    James D. Ericson, Director

                                  EXHIBIT INDEX

3.1       Restated Articles of Incorporation. [[Incorporated by reference to
          Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended November 13, 1997.]]

3.2 Bylaws, as amended as of January 8, 2003. [[Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2002.]]

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

4.5 Third Supplement to Note Purchase Agreements dated April 1, 2002. [[Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2002.]]

          Other than as set forth in Exhibits 4.1, 4.2, 4.3, 4.4 and 4.5, we have numerous instruments which define the rights of holders of long-term debt. These instruments, primarily promissory notes, have arisen from the purchase of operating properties in the ordinary course of business. These instruments are not being filed with this Annual Report on Form 10-K in reliance upon Item 601(b)(4)(iii) of Regulation S-K. Copies of these instruments will be furnished to the Securities and Exchange Commission upon request.

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

10.2* The Marcus Corporation 1994 Nonemployee Director Stock Option Plan. [[Incorporated by reference to Exhibit A to our 1994 Proxy Statement.]]

21        Our subsidiaries as of May 29, 2003.

23        Consent of Ernst & Young LLP.

31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99 Proxy Statement for our 2003 Annual Meeting of Shareholders. (Our Proxy Statement for the 2003 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of our fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for our 2003 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.)

__________
* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.