Form 10-Q
period 2003-08-28
MARCUS CORP
filed 2003-10-14
CIK 62234

Draft 10/13/03

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 28, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 1-12604

                             THE MARCUS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Wisconsin                                    39-1139844
-------------------------------                     -----------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.

 100 East Wisconsin Avenue, Suite 1900
          Milwaukee, Wisconsin                               53202-4125
----------------------------------------                     ----------
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

                      Yes X                  No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                      Yes X                  No ____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK OUTSTANDING AT OCTOBER 10, 2003 - 20,207,322
CLASS B COMMON STOCK OUTSTANDING AT OCTOBER 10, 2003 - 9,430,185

                             THE MARCUS CORPORATION
                             ----------------------

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION                                                                 Page
Item 1. Consolidated Financial Statements:

        Balance Sheets
        (August 28, 2003 and May 29, 2003)..............................................        3

        Statements of Earnings
        (Thirteen weeks ended August 28, 2003 and August 29, 2002)......................        5

        Statements of Cash Flows
        (Thirteen weeks ended August 28, 2003 and August 29, 2002)......................        6

        Condensed Notes to Financial Statements.........................................        7

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations...................................................................       10

Item 3. Quantitative and Qualitative Disclosures About Market Risk......................       18

Item 4. Controls and Procedures.........................................................       18

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K................................................       18

        Signatures......................................................................       S-1

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets


                                                                                            (Unaudited)           (Audited)
                                                                                             August 28,             May 29,
                                                                                               2003                  2003
                                                                                             ----------           ---------
                                                                                                     (in thousands)
ASSETS
Current assets:
     Cash and cash equivalents                                                          $        4,490        $        6,039
     Accounts and notes receivable                                                              18,369                26,059
     Receivables from joint ventures, net of reserves                                            4,149                 3,626
     Refundable income taxes                                                                         -                 4,032
     Real estate and development costs                                                           6,308                 5,338
     Other current assets                                                                        6,285                 5,771
                                                                                        --------------        --------------
         Total current assets                                                                   39,601                50,865

Property and equipment:
     Land and improvements                                                                      89,220                88,997
     Buildings and improvements                                                                624,091               623,156
     Leasehold improvements                                                                      9,121                 9,010
     Furniture, fixtures and equipment                                                         278,123               272,961
     Construction in progress                                                                    9,715                 6,850
                                                                                        --------------        --------------
         Total property and equipment                                                        1,010,270             1,000,974
     Less accumulated depreciation and amortization                                            356,480               345,171
                                                                                        --------------        --------------
         Net property and equipment                                                            653,790               655,803

Other assets:
     Investments in joint ventures                                                               1,616                 1,880
     Goodwill                                                                                   11,773                11,773
     Other                                                                                      36,661                35,136
                                                                                        --------------        --------------
         Total other assets                                                                     50,050                48,789
                                                                                        --------------        --------------

TOTAL ASSETS                                                                            $      743,441        $      755,457
                                                                                        ==============        ==============


See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets



                                                                                            (Unaudited)           (Audited)
                                                                                             August 28,             May 29,
                                                                                               2003                  2003
                                                                                             ----------           ---------
                                                                                                     (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                                      $        1,076        $        1,465
     Accounts payable                                                                           15,838                20,723
     Income taxes                                                                                5,110                     -
     Taxes other than income taxes                                                              15,205                13,682
     Accrued compensation                                                                        4,511                 7,097
     Other accrued liabilities                                                                  15,546                11,013
     Current maturities of long-term debt                                                       45,511                72,906
                                                                                        --------------        --------------
         Total current liabilities                                                             102,797               126,886

Long-term debt                                                                                 202,220               203,307

Deferred income taxes                                                                           39,279                38,768

Deferred compensation and other                                                                 17,062                16,596

Shareholders' equity:
     Preferred Stock, $1 par; authorized 1,000,000 shares; none issued Common
     Stock, $1 par; authorized 50,000,000 shares; issued 21,709,328 shares
       at August 28, 2003 and 21,684,328 shares at May 29, 2003                                 21,709                21,684
     Class B Common Stock, $1 par;  authorized 33,000,000 shares; issued and
       outstanding 9,480,185 at August 28, 2003 and 9,505,185 at May 29, 2003                    9,480                 9,506
     Capital in excess of par                                                                   41,829                41,751
     Retained earnings                                                                         326,271               314,903
     Accumulated other comprehensive loss                                                       (2,041)               (2,181)
                                                                                        --------------        --------------
                                                                                               397,248               385,663
     Less cost of Common Stock in treasury (1,623,635 shares at August 28, 2003
       and 1,687,595 shares at May 29, 2003)                                                   (15,165)              (15,763)
                                                                                        --------------        --------------
         Total shareholders' equity                                                            382,083               369,900
                                                                                        --------------        --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $      743,441        $      755,457
                                                                                        ==============        ==============

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)


(in thousands, except per share data)                                                             13 Weeks Ending
                                                                                        -----------------------------------
                                                                                        Aug. 28, 2003         Aug. 29, 2002
                                                                                        --------------        --------------
Revenues:
     Rooms and telephone                                                                 $      52,138         $      52,796
     Theatre admissions                                                                         29,961                29,211
     Theatre concessions                                                                        13,853                13,692
     Food and beverage                                                                           9,760                 9,257
     Other revenues                                                                             15,083                14,621
                                                                                         -------------         -------------
         Total revenues                                                                        120,795               119,577

Costs and expenses:
     Rooms and telephone                                                                        21,439                20,986
     Theatre operations                                                                         23,062                22,387
     Theatre concessions                                                                         3,082                 3,190
     Food and beverage                                                                           7,239                 6,927
     Advertising and marketing                                                                   7,815                 7,731
     Administrative                                                                             10,537                10,330
     Depreciation and amortization                                                              11,308                11,438
     Rent                                                                                          616                   602
     Property taxes                                                                              4,070                 4,344
     Preopening expenses                                                                           102                     3
     Other operating expenses                                                                    5,884                 6,484
                                                                                         -------------         -------------
         Total costs and expenses                                                               95,154                94,422
                                                                                         -------------         -------------

Operating income                                                                                25,641                25,155

Other income (expense):
     Investment income                                                                             475                   622
     Interest expense                                                                           (4,557)               (5,324)
     Gain on disposition of property and equipment                                                   7                   409
                                                                                         -------------         -------------
                                                                                                (4,075)               (4,293)
                                                                                         -------------         -------------

Earnings from continuing operations before income taxes                                         21,566                20,862
Income taxes                                                                                     8,621                 8,491
                                                                                         -------------         -------------
Earnings from continuing operations                                                             12,945                12,371

Discontinued operations:
     Gain on sale of discontinued operations, net of applicable income taxes                         -                 1,216
                                                                                         -------------         -------------
Net earnings                                                                             $      12,945         $      13,587
                                                                                         =============         =============
Earnings per share - basic and diluted:
     Continuing operations                                                               $        0.44         $        0.42
     Discontinued operations                                                                         -                  0.04
                                                                                         -------------         -------------
     Net earnings per share                                                              $        0.44         $        0.46
                                                                                         =============         =============

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)


                                                                                                   (in thousands)
                                                                                                  13 Weeks Ending
                                                                                       -------------------------------------
                                                                                       August 28, 2003       August 29, 2002
                                                                                       ---------------       ---------------
OPERATING ACTIVITIES:
Net earnings                                                                             $      12,945         $      13,587
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Losses on loans to and investments in joint ventures, net of distributions                    264                   145
     Gain on disposition of property, equipment and other assets                                    (7)               (2,459)
     Amortization of loss on swap agreement                                                        207                   335
     Depreciation and amortization                                                              11,308                11,438
     Deferred income taxes                                                                         500                   355
     Deferred compensation and other                                                               466                   373
     Changes in assets and liabilities:
         Accounts and notes receivable                                                           7,690                (1,999)
         Real estate and development costs                                                        (970)                  938
         Other current assets                                                                     (514)                  (90)
         Accounts payable                                                                       (4,885)               (3,957)
         Income taxes                                                                            9,059                 8,401
         Taxes other than income taxes                                                           1,523                 1,185
         Accrued compensation                                                                   (2,586)               (2,086)
         Other accrued liabilities                                                               4,533                 4,247
                                                                                         -------------         -------------
Total adjustments                                                                               26,588                16,826
                                                                                         -------------         -------------
Net cash provided by operating activities                                                       39,533                30,413

INVESTING ACTIVITIES:
Capital expenditures                                                                            (9,262)               (5,771)
Net proceeds from disposals of property, equipment and other assets                                  3                 2,492
Increase in other assets                                                                        (1,527)               (4,179)
Cash advanced to joint ventures                                                                   (523)                 (212)
                                                                                         -------------         -------------
Net cash used in investing activities                                                          (11,309)               (7,670)

FINANCING ACTIVITIES:
Debt transactions:
     Net proceeds from issuance of notes payable and long-term debt                                  -                   554
     Principal payments on notes payable and long-term debt                                    (28,871)              (22,579)
Equity transactions:
     Treasury stock transactions, except for stock options                                        (126)                 (220)
     Exercise of stock options                                                                     802                   428
     Dividends paid                                                                             (1,578)               (1,565)
                                                                                         -------------         -------------
Net cash used in financing activities                                                          (29,773)              (23,382)
                                                                                         -------------         -------------

Net decrease in cash and cash equivalents                                                       (1,549)                 (639)
Cash and cash equivalents at beginning of year                                                   6,039                 5,614
                                                                                         -------------         -------------
Cash and cash equivalents at end of period                                               $       4,490         $       4,975
                                                                                         =============         =============

See accompanying notes to consolidated financial statements.

                             THE MARCUS CORPORATION

                CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
                              THIRTEEN WEEKS ENDED
                                AUGUST 28, 2003
                                  (Unaudited)

1.   General

     Accounting Policies - Refer to the Company's audited financial statements (including footnotes) for the fiscal year ended May 29, 2003, contained in the Company's Form 10-K Annual Report for such year, for a description of the Company's accounting policies.

     Basis of Presentation - The consolidated financial statements for the thirteen weeks ended August 28, 2003 and August 29, 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at August 28, 2003, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year.

     Comprehensive Income - Accumulated other comprehensive loss consists of the unrecognized loss on hedging transactions, the accumulated net unrealized losses on available for sale securities and the minimum pension liability, all net of tax. Accumulated other comprehensive loss was $2,041,000 and $2,181,000 as of August 28, 2003 and May 29, 2003, respectively. Total comprehensive income for the thirteen weeks ended August 28, 2003 and August 29, 2002 was $13,085,000 and $13,721,000, respectively.

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

     The following table illustrates the computation of basic and dilutive earnings per share for earnings from continuing operations and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:


                                                                    13 Weeks Ended           13 Weeks Ended
                                                                    August 28, 2003          August 29, 2002
                                                                    ---------------          ---------------
                                                                     (in thousands, except per share data)
Numerator:
     Earnings from continuing operations                             $       12,945           $       12,371
===============================================================================================================
Denominator:
     Denominator for basic EPS                                               29,534                   29,333
     Effect of dilutive employee stock options                                  152                      227
---------------------------------------------------------------------------------------------------------------
     Denominator for diluted EPS                                             29,686                   29,560
===============================================================================================================
Earnings per share from continuing operations:
     Basic                                                           $         0.44           $         0.42
     Diluted                                                         $         0.44           $         0.42
===============================================================================================================

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma earnings and earnings per share would have been as follows:


                                                                    13 Weeks Ended           13 Weeks Ended
                                                                    August 28, 2003          August 29, 2002
                                                                    ---------------          ---------------
                                                                     (in thousands, except per share data)
Net earnings, as reported                                              $     12,945            $     13,587
Deduct: Stock-based employee compensation expense determined under the fair value method for all option awards, net of
  related tax effects                                                          (229)                   (278)
---------------------------------------------------------------------------------------------------------------
Pro forma net earnings                                                 $     12,716            $     13,309
===============================================================================================================
Earnings per share:
     Basic and diluted - as reported                                   $       0.44            $       0.46
     Basic and diluted - pro forma                                     $       0.43            $       0.45
===============================================================================================================

     New Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires variable interest entities to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 is currently effective for all variable interest entities created or modified after January 31, 2003 and is effective for all variable interest entities, regardless of when created, in quarterly periods ending after December 15, 2003. The Company is currently determining if a limited number of the Company's arrangements are with variable interest entities. If it is determined that FIN 46 is applicable, the Company will conclude whether consolidation or disclosure would be required upon full adoption of FIN 46 and would measure the impact, if any, that this accounting change would have on its results of operations or financial position.

2.   Business Segment Information

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

     Following is a summary of business segment information for the thirteen weeks ended August 28, 2003 and August 29, 2002 (in thousands):


      13 Weeks Ended            Limited-Service                                       Corporate
     August 28, 2003                 Lodging        Theatres      Hotels/Resorts        Items          Total
     ---------------            ---------------     --------      --------------      ---------        -----
Revenues                            $36,754          $46,118          $37,640          $   283        $ 120,795
Operating income (loss)               7,690           12,699            7,068           (1,816)          25,641

      13 Weeks Ended            Limited-Service                                       Corporate
     August 29, 2002                 Lodging        Theatres      Hotels/Resorts        Items          Total
     ---------------            ---------------     --------      --------------      ---------        -----
Revenues                            $37,449          $44,262          $37,458          $   408        $ 119,577
Operating income (loss)               8,558           11,341            7,137           (1,881)          25,155

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

RESULTS OF OPERATIONS

General

     We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2004 and 2003 are both 52-week years. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in the following three business segments: movie theatres, limited-service lodging and hotels and resorts. As a result of the sale of our KFC restaurants during fiscal 2001, the restaurant business segment's fiscal 2003 results have been presented as discontinued operations in the accompanying financial statements and in this discussion.

     The following table sets forth revenues, operating income, earnings from continuing operations, discontinued operations, net earnings and earnings per share for the comparable first quarter of fiscal 2004 and 2003 (in millions, except for per share and variance percentage data):


                                                                       First Quarter
                                            -------------------------------------------------------------------
                                                                                             Variance
                                                                                   ----------------------------
                                              F2004              F2003               Amt.               Pct.
                                            ---------          ---------           --------           ---------
Revenues                                      $120.8             $119.6                $1.2               1.0%
Operating income                                25.6               25.2                 0.4               1.9%
Earnings from continuing operations             12.9               12.4                 0.5               4.6%
Discontinued operations                          -                  1.2                (1.2)           -100.0%
Net earnings                                   $12.9              $13.6               $(0.7)             -4.7%

Earnings per share - diluted:
     Continuing operations                      $.44               $.42              $  .02               4.8%
     Net earnings per share                     $.44               $.46              $ (.02)             -4.3%


     An increase in our theatre division revenues and operating income (earnings before other income/expense and income taxes) during the first quarter of fiscal 2004 compared to the same period last year was partially offset by revenue and operating income decreases from our limited-service lodging division, with hotels and resorts operating results essentially even for the comparative quarters. Operating income from our two lodging divisions (and the hotel industry in general) continues to be negatively impacted by an overall reduction in business travel brought on by the economic environment.

     Decreased interest expense, partially offset by reduced gains on the disposition of property and equipment, favorably impacted earnings from continuing operations during our fiscal 2004 first quarter compared to our first quarter of fiscal 2003. Our interest expense, net of investment income, totaled $4.1 million for the first quarter of fiscal 2004 compared to $4.7 million during the same period last year. The decrease was primarily the result of a $50.6 million, or 17.0%, reduction in our long-term debt at the end of the first quarter of fiscal 2004 compared to last year's quarter-end.

     We recognized gains on disposition of property and equipment totaling only $7,000 during the first quarter of fiscal 2004 compared to $400,000 during the prior year same period. The fiscal 2003 gain was the result of the sale of a parcel of land adjacent to one of our theatres. The timing of periodic sales of our property and equipment may vary from quarter to quarter, resulting in variations in our gains or losses on disposition of property and equipment. We anticipate periodic additional sales of non-revenue generating property and equipment with the potential for additional gains on disposition from time to time during the remainder of fiscal 2004.

     During the first quarter of fiscal 2003, the buyer of our former KFC restaurants elected to terminate a provision of the asset purchase agreement that provided for potential additional future purchase price payments by paying us an additional $2.1 million of proceeds. As a result, an additional gain on sale of discontinued operations, net of tax, of $1.2 million or $.04 per share was included in the reported results for the fiscal 2003 first quarter. Net earnings during the first quarter of fiscal 2004 decreased compared to net earnings during the prior year's same period because of this gain last year.

Theatres

     The following table sets forth revenues, operating income and operating margin for our theatre division for the first quarter of fiscal 2004 and 2003 (in millions, except for variance percentage and operating margin):


                                                                       First Quarter
                                            -------------------------------------------------------------------
                                                                                             Variance
                                                                                   ----------------------------
                                              F2004              F2003               Amt.               Pct.
                                            ---------          ---------           --------           ---------
Revenues                                       $46.1              $44.3                $1.8               4.2%
Operating income                                12.7               11.3                 1.4              12.0%
Operating margin                                27.5%              25.6%
   (% of revenues)


     Consistent with the seasonal nature of the motion picture exhibition industry, the first and third quarters of our fiscal year are typically the strongest periods for our theatre division. Our theatre division recognized record operating results for our fiscal 2004 first quarter. Our first quarter results were the eighth quarter out of the last nine with record results. Contributing to the increased first quarter operating margin were increased box office and concession revenues and reduced concession cost of sales, partially offset by slightly increased film rental costs. Increases in other ancillary revenues, including management fees and pre-show advertising income, also contributed to the improved operating performance. In addition, our fiscal 2004 first quarter operating income and margin were favorably impacted by an insurance settlement of approximately $400,000 related to a fire that occurred several years ago at one of our Milwaukee-area theatres.

     The following table breaks out revenues for the theatre division for the first quarter of fiscal 2004 and 2003 (in millions, except for variance percentage and operating margin):


                                                                       First Quarter
                                            -------------------------------------------------------------------
                                                                                             Variance
                                                                                   ----------------------------
                                              F2004              F2003               Amt.               Pct.
                                            ---------          ---------           --------           ---------
Box office receipts                            $30.0              $29.2                $0.8               2.6%
Concession revenues                             13.8               13.7                 0.1               1.2%
Other revenues                                   2.3                1.4                 0.9              69.5%
                                               -----              -----                ----              ----
     Total revenues                            $46.1              $44.3                $1.8               4.2%


     The increase in our box office receipts for the first quarter of fiscal 2004 compared to the same period last year was due primarily to an increase in our average ticket price, as attendance decreased slightly during the fiscal 2004 first quarter. Our average ticket price increased 5.6% during the first quarter of fiscal 2004 compared to the same quarter last year. The increase is attributable primarily to modest price increases and the fact that this year's film product mix included an unusually high number of R-rated movies, which typically appeal to a smaller audience but result in a higher average ticket price due to fewer child admissions. Our average concession sales per person during the fiscal 2004 first quarter increased 4.2% compared to the same period last year, although our overall concession revenues only increased 1.2% due to the reduced attendance during the fiscal 2004 first quarter.

     Total theatre attendance decreased 2.7% during the first quarter compared to total attendance during the same period last year. The quarter opened with two very strong weeks, went through nine weeks of generally under-performing film product characterized by significant second week drops in box office revenues for many films, only to end the quarter with two comparably strong weeks. The first quarter of fiscal 2004 included several blockbuster films, including Finding Nemo, Pirates of the Caribbean, Bruce Almighty and T3: Rise of the Machines.

     Scheduled film product for the second quarter has thus far performed well and the outlook for the next two months appears to be very good. September, which is typically our slowest month of the year, has outperformed last year. October and November films such as Runaway Jury, Intolerable Cruelty, The Matrix Revolutions, Master and Commander, Looney Tunes: Back in Action and Dr. Suess' Cat in the Hat are expected to perform well. Anticipated hits during the holiday season include The Haunted Mansion and the third installment of Lord of the Rings. Revenues for the theatre business and the motion picture industry in general are heavily dependent upon the general audience appeal of available films, together with studio marketing, advertising and support campaigns, all factors over which we have no control.

     We ended the first quarter of fiscal 2004 with a total of 454 company-owned screens in 43 theatres and 34 managed screens in 3 theatres compared to 456 company-owned screens in 44 theatres and 34 managed screens in 3 theatres at the end of the same period last year. We anticipate opening four additional screens at a theatre in Menomonee Falls, Wisconsin, in time for the holiday season and we anticipate opening our fourth UltraScreen(TM) at a theatre in Elgin, Illinois, in our fiscal 2004 third quarter. We are also overseeing the construction of a new six-screen theatre in Tomah, Wisconsin, scheduled to open in December. We will be managing this theatre for the Ho-Chunk Indian Nation under a long-term contract. We continue to review additional opportunities to add new screens to existing locations and to develop new locations in and around our existing markets.

Limited-Service Lodging

     The following table sets forth revenues, operating income and operating margin for our limited-service lodging division for the first quarter of fiscal 2004 and 2003 (in millions, except for variance percentage and operating margin):


                                                                       First Quarter
                                            -------------------------------------------------------------------
                                                                                             Variance
                                                                                   ----------------------------
                                              F2004              F2003               Amt.               Pct.
                                            ---------          ---------           --------           ---------
Revenues                                       $36.8              $37.4               $(0.6)             -1.9%
Operating income                                 7.7                8.6                (0.9)            -10.1%
Operating margin                                20.9%              22.9%
   (% of revenues)

     The overall decline in division revenues can be attributed primarily to a decrease in Woodfield Suites revenues and the fact that we had one fewer company-owned Baymont Inn & Suites open during the fiscal 2004 first quarter compared to the same quarter last year. Comparable Baymont Inns & Suites experienced a 1.5 percentage point increase in occupancy percentage (number of occupied rooms as a percentage of available rooms) and a 1.4% decrease in average daily room rate ("ADR") during the first quarter of fiscal 2004, compared to the same quarter last year. Reduced business travel, as companies continued to respond to the current economic environment, continues to dampen room demand and create significant pricing pressure on existing hotels. The result of the ADR decrease and occupancy increase was a 0.8% increase in Baymont Inns & Suites revenue per available room, or RevPAR, for comparable Inns during the fiscal 2004 first quarter compared to the same period last year.

     We owned and operated seven Woodfield Suites all-suite hotels during the first quarters of fiscal 2004 and 2003. Revenues and operating income from Woodfield Suites decreased during the first quarter of fiscal 2004 compared to the same period of fiscal 2003 due primarily to reduced occupancy and ADR, with a resulting RevPAR decrease of 7.3% compared to the same period last year. Woodfield Suites' dependence on the business traveler is generally greater than that of Baymont Inns & Suites, contributing to the greater revenue decline.

     Data received from outside industry resources, such as Smith Travel Research, indicates that our company-owned or operated Baymont Inns & Suites realized another gain in market share during the fiscal 2004 first quarter, representing the fifth straight quarter of improved performance relative to our specific competitive set in our markets. Our fiscal 2004 first quarter RevPAR increase of 0.8%, with an even greater RevPAR increase for our franchised locations, compares favorably to a reported increase of 0.4% for our specific set of competitors for the same period. We believe that our continued sales and marketing efforts to increase brand awareness, including more effectively utilizing all channels of distribution, continuing to introduce our brand and facilities to many new customers and differentiating it from our competitors, contributed to the improved revenue performance relative to others in our industry.

     One indication that we are successfully reaching new customers is the fact that the revenues generated from our reservation center continues to increase. Revenues from the various internet reservation portals available to the hotel industry continue to increase as well, and we expect continued growth from these revenue sources in the future. In addition, members in our frequent stay program, Guest Ovations(TM), contributed approximately 24% of our revenues during the first quarter of fiscal 2004 compared to 19% during the same period last year.

     The limited-service lodging division's operating income decreased during the fiscal 2004 first quarter compared to the same period last year due primarily to the overall decline in revenues during this same period. In addition, reduced operating income from our Woodfield Suites, lower telephone revenues, and increased utility, supply and insurance costs have all contributed to the overall decline in operating income. The fact that our RevPAR increases were the result of increased occupancy rather than increased rates also contributed to our lower operating margin, as payroll costs necessary to service the additional occupancy increased.

     The overall RevPAR trend improved throughout the course of the first quarter of fiscal 2004, with August being the strongest month of the quarter. Although these results may have been aided by the traditional influx of leisure travelers during this time period, we believe that the August improvement may also reflect an improved business climate as a response to the strengthening economy. Our ability to overcome anticipated increases in utility costs and property, liability and health insurance costs during fiscal 2004 and increase our operating margin will likely be dependent upon a continued improvement in the economy in general and business travel in particular, resulting in increased room demand and reduced pricing pressure.

     At the end of the fiscal 2004 first quarter, we owned or operated 93 Baymont Inns & Suites and franchised an additional 89 Inns, bringing the total number of Baymont Inns & Suites in operation to 182. Two franchised locations opened during the first quarter of fiscal 2004. In addition, there are currently five approved franchised locations, one joint venture and one company-owned property under construction or in development. The joint venture location, which will be our first Baymont Inn & Suites in the important California market, will open during the second quarter of fiscal 2004. The company-owned property under construction, our first urban Baymont Inn & Suites, is being built in downtown Chicago, Illinois and is currently expected to open during the second quarter of fiscal 2005. As a result of the reduced demand for lodging and a constrained financing market for new hotel development, industry supply growth has slowed considerably. Accordingly, we currently have significantly fewer new franchised inns in development than previously planned. As industry conditions improve, we hope to increase the pace of our franchise growth. Conversely, we also continue to believe that the significantly reduced supply growth throughout the industry should favorably impact operating results of existing hotels if an economic recovery takes hold.

Hotels and Resorts

     The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the first quarter of fiscal 2004 and 2003 (in millions, except for variance percentage and operating margin):

                                                                       First Quarter
                                            -------------------------------------------------------------------
                                                                                             Variance
                                                                                   ----------------------------
                                              F2004              F2003               Amt.               Pct.
                                            ---------          ---------           --------           ---------
Revenues                                       $37.6              $37.5                $0.1               0.5%
Operating income                                 7.1                7.1                   -                 -
Operating margin                                18.8%              19.1%
   (% of revenues)


     If our timeshare operations are excluded, total division revenues and operating income for the first quarter of fiscal 2004 increased 3.5% and 3.7%, respectively, compared to the same period last year. Operating results at our vacation ownership development at the Grand Geneva Resort & Spa were negatively impacted during the fiscal 2004 first quarter by transition challenges associated with the new Wisconsin telemarketing no-call rules. Continued improvement at our newest properties, as well as a better summer for group business at our group-oriented hotels and resorts, contributed to the improved core operating results without timesharing. Comparisons to last year's first quarter were negatively impacted by the fact that the division's fiscal 2004 first quarter operating results included approximately $100,000 of preopening expenses related to the introduction of a new restaurant concept at our Hilton Madison at Monona Terrace.

     As noted in our limited-service lodging discussion, it continues to be a very challenging environment for hotels, particularly those operating in the upscale segments of the industry. Several of our hotels and resorts derive a significant portion of their revenues from corporate group business and individual business travel, both of which continue to be below historical levels and in some cases, even below last year's levels. According to data received from outside industry resources, such as Smith Travel Research, our hotels and resorts have generally performed at or better than others in our segment of the industry, likely due at least partially to our property and location mix. The division's total RevPAR for company-owned properties increased 0.8% during the fiscal 2004 first quarter compared to the same quarter last year. The small increase in RevPAR was due to increased occupancy, offset by a 0.4% decrease in ADR for these comparable properties. Increased food and beverage revenues accounted for the majority of the overall division revenue increase (again, excluding timeshare revenues) over and above the RevPAR increase noted above.

     Encouraged by the success of our very popular Milwaukee Chop House restaurant at our Hilton Milwaukee City Center, we have recently introduced the Chop House concept to our Hilton Madison and Hotel Phillips properties. We also began construction during the fiscal 2004 first quarter on a new spa at our Miramonte Resort. Construction on the new spa, which will include several signature treatments designed to distinguish it from other spas in the competitive desert market, is currently scheduled to be completed in time for the peak winter season.

     The near-term outlook for the future performance of this division remains uncertain, but we are encouraged by recent trends. While we still anticipate some residual negative impact on the revenues of our hotels and resorts division during the remainder of fiscal 2004 as a result of the reduced business travel, the second quarter has started off stronger than last year, thanks to the added business from Harley Davidson's 100th anniversary celebration held in Milwaukee over the Labor Day weekend. The leisure customer segment has continued to perform well for us and we are seeing some signs that our corporate group business segment is improving. Group bookings continue to be made within a relatively short lead-time and the groups generally continue to spend less on ancillary items, such as banquets and golf outings. However, we are encouraged by the advanced bookings for the remainder of the fall. We also anticipate that the performance of our newest hotels will continue to improve. As a result, subject to economic conditions, we currently expect our division operating results to continue to improve during the remainder of fiscal 2004, with cost controls remaining a high priority.

FINANCIAL CONDITION

     Our lodging and movie theatre businesses each generate significant and consistent daily amounts of cash because each segment's revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, together with the availability of $118 million of unused credit lines as of the end of the first quarter, should be adequate to support the near-term anticipated ongoing operational liquidity needs of our businesses.

     Our existing five-year, $125 million credit facility with several banks and our $15.7 million term note with one of the banks are both scheduled to expire later in fiscal 2004. It is our intention to execute new agreements that will effectively extend the maturity dates of the current credit agreements during fiscal 2004. We currently do not believe that we will have difficulty in extending these agreements at continued favorable terms. As of August 28, 2003, we classified $27.8 million of outstanding borrowings under the term note and under commercial paper agreements backed by unused credit lines as current, pending new credit agreements. We expect these borrowings to be reclassified to long-term debt upon execution of the new agreements.

     Net cash provided by operating activities increased by $9.1 million during the first quarter of fiscal 2004 to $39.5 million, compared to $30.4 million during the prior year's first quarter. The increase was due primarily to improved operating results and favorable timing differences in collections of accounts and notes receivable, partially offset by an unfavorable timing difference in payments of accounts payable.

     Net cash used in investing activities during the fiscal 2004 first quarter totaled $11.3 million, compared to $7.7 million during the fiscal 2003 first quarter. The increase in net cash used in investing activities was primarily the result of increased capital expenditures and reduced cash proceeds from disposals of property and equipment. Capital expenditures totaled $9.3 million during the first quarter of fiscal 2004 compared to $5.8 million during the prior year's first quarter. Fiscal 2004 first quarter capital expenditures included $7.0 million incurred in our limited-service lodging division, $1.2 million incurred in our theatre division and $900,000 incurred in our hotels and resorts division to fund ongoing capital projects. The decrease in cash proceeds was primarily due to the additional payment on the sale of our KFC restaurants received during last year's first quarter.

     Net cash used in financing activities during the first quarter of fiscal 2004 totaled $29.8 million compared to $23.4 million during the first quarter of fiscal 2003. As a result of increased cash provided by operating activities, excess cash available was used to reduce our outstanding commercial paper borrowings during the quarter. Our principal payments on notes payable and long-term debt totaled $28.9 million during the first quarter of fiscal 2004 compared to $22.6 million during the same period last year, with minimal new debt added in either year. Due to the seasonal nature of our businesses, it is not unusual for us to reduce our overall debt levels during our typically strong first quarter. Our debt capitalization ratio was 0.39 at August 28, 2003, compared to 0.43 at the prior fiscal year end. Based upon our current expectations for fiscal 2004 capital expenditure levels and potential asset sales proceeds, we currently anticipate that our long-term debt total and debt-capitalization ratio will remain at or below fiscal 2003 levels during fiscal 2004.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     We have not experienced any material changes in our market risk exposures since May 29, 2003.

Item 4.   Controls and Procedures

     a.   Evaluation of disclosure controls and procedures
          ------------------------------------------------

          Based on their evaluations, as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

     b.   Reports on Form 8-K
          -------------------

          We furnished a current report on Form 8-K dated September 18, 2003 pursuant to Item 9 with respect to our press release for the first quarter ended August 28, 2003 and related disclosure requirements of Regulation FD.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE MARCUS CORPORATION
                             ----------------------


DATE:  October 13, 2003        By: /s/ Stephen H. Marcus
                                   -------------------------------------
                                   Stephen H. Marcus,
                                   Chairman of the Board, President and
                                   Chief Executive Officer


DATE:  October 13, 2003        By: /s/ Douglas A. Neis
                                   -------------------------------------
                                   Douglas A. Neis
                                   Chief Financial Officer and Treasurer