Form 10-Q
period 2003-11-27
MARCUS CORP
filed 2004-01-12
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number  1-12604

THE MARCUS CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-1139844
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.
100 East Wisconsin Avenue, Suite 1900
Milwaukee, Wisconsin	53202-4125
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (414) 905-1000

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

Yes  X    No ____

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK OUTSTANDING AT JANUARY 6, 2004 – 20,381,251
CLASS B COMMON STOCK OUTSTANDING AT JANUARY 6, 2004 – 9,324,560

THE MARCUS CORPORATION

INDEX

PART I - FINANCIAL INFORMATION	Page
Item 1. Consolidated Financial Statements:
Balance Sheets
(November 27, 2003 and May 29, 2003)	3
Statements of Earnings
(Thirteen and twenty-six weeks ended November 27, 2003
and November 28, 2002)	5
Statements of Cash Flows
(Twenty-six weeks ended November 27, 2003
and November 28, 2002)	6
Condensed Notes to Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
PART II - OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 6. Exhibits and Reports on Form 8-K	21
Signatures	S-1

PART I – FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited) November 27, 2003	(Audited) May 29, 2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,194	$6,039
Accounts and notes receivable	17,467	26,059
Receivables from joint ventures, net of reserves	4,418	3,626
Refundable income taxes	-	4,032
Real estate and development costs	6,625	5,338
Other current assets	8,263	5,771

Total current assets	43,967	50,865
Property and equipment:
Land and improvements	87,507	88,997
Buildings and improvements	626,616	623,156
Leasehold improvements	9,068	9,010
Furniture, fixtures and equipment	283,953	272,961
Construction in progress	13,273	6,850

Total property and equipment	1,020,417	1,000,974
Less accumulated depreciation and amortization	369,518	345,171

Net property and equipment	650,899	655,803
Other assets:
Investments in joint ventures	1,456	1,880
Goodwill	11,773	11,773
Other	35,991	35,136

Total other assets	49,220	48,789

TOTAL ASSETS	$744,086	$755,457

See accompanying notes to financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited) November 27, 2003	(Audited) May 29, 2003
	(in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$1,071	$1,465
Accounts payable	12,977	20,723
Income taxes	4,098	-
Taxes other than income taxes	14,561	13,682
Accrued compensation	6,663	7,097
Other accrued liabilities	12,522	11,013
Current maturities of long-term debt	56,744	72,906

Total current liabilities	108,636	126,886
Long-term debt	192,175	203,307
Deferred income taxes	39,804	38,768
Deferred compensation and other	17,534	16,596
Shareholders' equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	-	-
Common Stock, $1 par; authorized 50,000,000 shares; issued 21,839,328
shares at November 27, 2003 and 21,684,328 shares at May 29, 2003	21,839	21,684
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and
outstanding 9,350,185 at November 27, 2003 and 9,505,185 at May 29, 2003	9,350	9,506
Capital in excess of par	42,196	41,751
Retained earnings	329,490	314,903
Accumulated other comprehensive loss	(1,899)	(2,181)

	400,976	385,663
Less unearned compensation on restricted stock	(698)	-
Less cost of Common Stock in treasury (1,535,407 shares at November 27,
2003 and 1,687,595 shares at May 29, 2003)	(14,341)	(15,763)

Total shareholders' equity	385,937	369,900

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$744,086	$755,457

See accompanying notes to financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

(in thousands, except per share data)	November 27, 2003		November 28, 2002
	13 Weeks	26 Weeks	13 Weeks	26 Weeks
Revenues:
Rooms and telephone	$43,419	$95,557	$41,596	$94,392
Theatre admissions	21,250	51,211	20,672	49,883
Theatre concessions	9,596	23,449	9,340	23,032
Food and beverage	9,383	19,143	8,353	17,610
Other revenues	11,000	26,083	8,826	23,447

Total revenues	94,648	215,443	88,787	208,364
Costs and expenses:
Rooms and telephone	20,090	41,529	19,694	40,680
Theatre operations	16,422	39,484	16,113	38,500
Theatre concessions	2,111	5,193	2,084	5,274
Food and beverage	7,239	14,478	6,271	13,198
Advertising and marketing	6,840	14,655	6,964	14,695
Administrative	10,564	21,101	9,780	20,110
Depreciation and amortization	11,336	22,644	11,428	22,866
Rent	603	1,219	615	1,217
Property taxes	3,356	7,426	3,925	8,269
Preopening expenses	53	155	-	3
Other operating expenses	5,297	11,181	4,161	10,645

Total costs and expenses	83,911	179,065	81,035	175,457

Operating income	10,737	36,378	7,752	32,907
Other income (expense):
Investment income	516	991	613	1,235
Interest expense	(4,033)	(8,590)	(4,973)	(10,297)
Gain on disposition of property, equipment and
investments in joint ventures	798	805	911	1,320

	(2,719)	(6,794)	(3,449)	(7,742)

Earnings from continuing operations before income taxes	8,018	29,584	4,303	25,165
Income taxes	3,215	11,836	1,751	10,242

Earnings from continuing operations	4,803	17,748	2,552	14,923
Discontinued operations:
Gain on sale of discontinued operations, net of
applicable income taxes	-	-	-	1,216
Net earnings	$4,803	$17,748	$2,552	$16,139

Earnings per share - basic and diluted:
Continuing operations	$0.16	$0.60	$0.09	$0.51
Discontinued operations	$-	$-	-	0.04

Net earnings per share	$0.16	$0.60	$0.09	$0.55

See accompanying notes to financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	(in thousands) 26 Weeks Ended
	Nov. 27, 2003	Nov. 28, 2002
OPERATING ACTIVITIES:
Net earnings	$17,748	$16,139
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures, net of distributions	424	468
Gain on disposition of property, equipment and investments in joint ventures	(805)	(3,370)
Amortization of loss on swap agreement	383	655
Depreciation and amortization	22,644	22,866
Deferred income taxes	1,000	751
Deferred compensation and other	938	1,927
Changes in assets and liabilities:
Accounts and notes receivable	8,811	2,442
Real estate and development costs	(1,287)	1,039
Other current assets	(2,492)	(577)
Accounts payable	(7,746)	(7,513)
Income taxes	7,977	8,708
Taxes other than income taxes	879	1,460
Accrued compensation	(434)	(822)
Other accrued liabilities	1,509	(547)

Total adjustments	31,801	27,487

Net cash provided by operating activities	49,549	43,626
INVESTING ACTIVITIES:
Capital expenditures	(20,310)	(11,497)
Net proceeds from disposals of property, equipment and other assets	3,808	5,453
Purchase of interest in joint ventures	-	(463)
Increase in other assets	(833)	(3,406)
Cash received from (advanced to) joint ventures	(1,377)	570

Net cash used in investing activities	(18,712)	(9,343)
FINANCING ACTIVITIES:
Debt transactions:
Net proceeds from issuance of notes payable and long-term debt	-	379
Principal payments on notes payable and long-term debt	(27,688)	(34,919)
Equity transactions:
Treasury stock transactions, except for stock options	(94)	(237)
Exercise of stock options	1,262	645
Dividends paid	(3,162)	(3,136)

Net cash used in financing activities	(29,682)	(37,268)

Net increase (decrease) in cash and cash equivalents	1,155	(2,985)
Cash and cash equivalents at beginning of year	6,039	5,614

Cash and cash equivalents at end of period	$7,194	$2,629

See accompanying notes to financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
THIRTEEN AND TWENTY-SIX WEEKS ENDED
NOVEMBER 27, 2003
(Unaudited)

1.	General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 29, 2003, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the thirteen and twenty-six weeks ended November 27, 2003 and November 28, 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at November 27, 2003, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year.

Comprehensive Income – Accumulated other comprehensive loss consists of the unrecognized loss on hedging transactions, the accumulated net unrealized losses on available for sale securities and the minimum pension liability, all net of tax. Accumulated other comprehensive loss was $1,899,000 and $2,181,000 as of November 27, 2003 and May 29, 2003, respectively. Total comprehensive income for the thirteen and twenty-six weeks ended November 27, 2003 was $4,945,000 and $18,030,000, respectively. Total comprehensive income for the thirteen and twenty-six weeks ended November 28, 2002 was $2,737,000 and $16,458,000, respectively.

Earnings Per Share (EPS) – Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and non-vested restricted stock.

The following table illustrates the computation of basic and dilutive earnings per share for earnings from continuing operations and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended November 27, 2003	13 Weeks Ended November 28, 2002	26 Weeks Ended November 27, 2003	26 Weeks Ended November 28, 2002
	(in thousands, except per share data)
Numerator:
Earnings from continuing operations	$4,803	$2,552	$17,748	$14,923

Denominator:
Denominator for basic EPS	29,585	29,373	29,535	29,353
Effect of dilutive employee stock
options and non-vested
restricted stock	199	137	174	176

Denominator for diluted EPS	29,784	29,510	29,709	29,529

Earnings per share from continuing
operations:
Basic	$0.16	$0.09	$0.60	$0.51
Diluted	$0.16	$0.09	$0.60	$0.51

Stock-Based Compensation – The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), in accounting for its employee stock options. Under APB No. 25, because the number of shares is fixed and the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s pro forma earnings and earnings per share would have been as follows:

	13 Weeks Ended November 27, 2003	13 Weeks Ended November 28, 2002	26 Weeks Ended November 27, 2003	26 Weeks Ended November 28, 2002
	(in thousands, except per share data)
Net earnings, as reported	$4,803	$2,552	$17,748	$16,139
Deduct: Stock-based employee compensation
expense determined under the fair value
method for all option awards, net of
related tax effects	(252)	(278)	(481)	(556)

Pro forma net earnings	$4,551	$2,274	$17,267	$15,583

Earnings per share:
Basic and diluted - as reported	$0.16	$0.09	$0.60	$0.55
Basic and diluted - pro forma	$0.15	$0.08	$0.58	$0.53

New Accounting Pronouncements – In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities(FIN 46). FIN 46 requires variable interest entities to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 is currently effective for all variable interest entities created or modified after January 31, 2003 and is effective for all variable interest entities, regardless of when created, in quarterly or annual periods ending after March 15, 2004. The Company is currently determining if a limited number of the Company’s arrangements are with variable interest entities. If it is determined that FIN 46 is applicable, the Company will conclude whether consolidation or disclosure would be required upon full adoption of FIN 46 and would measure the impact, if any, that this accounting change would have on its results of operations or financial position.

2.	Business Segment Information

The Company’s primary operations are reported in the following three business segments: Limited-Service Lodging, Theatres and Hotels/Resorts. Corporate items include amounts not allocable to the business segments. Corporate revenues consist principally of rent and the corporate operating loss includes general corporate expenses. Corporate information technology costs and accounting shared services costs are allocated to the business segments based upon several factors, including actual usage and segment revenues.

Following is a summary of business segment information for the thirteen and twenty-six weeks ended November 27, 2003 and November 28, 2002 (in thousands):

13 Weeks Ended November 27, 2003	Limited- Service Lodging	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$30,764	$32,372	$31,237	$275	$94,648
Operating income (loss)	2,976	7,160	2,905	(2,304)	10,737

13 Weeks Ended November 28, 2002	Limited- Service Lodging	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$30,543	$31,111	$26,687	$446	$88,787
Operating income (loss)	1,708	6,392	1,383	(1,731)	7,752

26 Weeks Ended November 27, 2003	Limited- Service Lodging	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$67,518	$78,490	$68,877	$558	$215,443
Operating income (loss)	10,666	19,859	9,973	(4,120)	36,378

26 Weeks Ended November 28, 2002	Limited- Service Lodging	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$67,992	$75,373	$64,145	$854	$208,364
Operating income (loss)	10,266	17,733	8,520	(3,612)	32,907

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Special Note Regarding Forward-Looking Statements

        Certain matters discussed in this Management’s Discussion and Analysis of Results of Operations and Financial Condition are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements will include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause results to differ materially from those expected, including, but not limited to, the following: (i) our ability to successfully define and build the Baymont brand within the “limited-service, mid-price without food and beverage” segment of the lodging industry; (ii) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division; (iii) the effects of increasing depreciation expenses and preopening and start-up costs due to the capital intensive nature of our businesses; (iv) the effects of adverse economic conditions in our markets, particularly with respect to our limited-service lodging and hotels and resorts divisions; (v) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (vi) the effects on our occupancy and room rates from the relative industry supply of available rooms at comparable lodging facilities in our markets; (vii) the effects of competitive conditions in the markets served by us; (viii) our ability to identify properties to acquire, develop and/or manage and continuing availability of funds for such development; and (ix) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, the United States’ responses thereto and subsequent hostilities. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

General

        We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2004 and 2003 are both 52-week years. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in the following three business segments: movie theatres, limited-service lodging and hotels and resorts. As a result of the sale of our KFC restaurants during fiscal 2001, a payment received by us in fiscal 2003 related to the sale of the restaurant business has been presented as a gain on sale of discontinued operations in the accompanying financial statements and in this discussion.

        The following table sets forth revenues, operating income, earnings from continuing operations, discontinued operations, net earnings and earnings per share for the comparable second quarter and first half of fiscal 2004 and 2003 (in millions, except for per share and variance percentage data):

	Second Quarter				First Half
			Variance				Variance
	F2004	F2003	Amt.	Pct.	F2004	F2003	Amt.	Pct.
Revenues	$ 94.6	$ 88.8	$ 5.8	6.6%	$ 215.4	$ 208.4	$ 7.0	3.4%
Operating income	10.7	7.8	2.9	38.5%	36.4	32.9	3.5	10.5%
Earnings from continuing
operations	4.8	2.6	2.2	88.2%	17.7	14.9	2.8	18.9%
Discontinued operations	-	-	-	-	-	1.2	(1.2)	100.0%
Net earnings	4.8	2.6	2.2	88.2%	17.7	16.1	1.6	10.0%
Earnings per share -
Diluted:
Continuing operations	$ .16	$ .09	$ .07	77.8%	$ .60	$ .51	$ .09	17.6%
Net earnings per share	$ .16	$ .09	$ .07	77.8%	$ .60	$ .55	$ .05	9.1%

        Revenues and operating income (earnings before other income/expense and income taxes) increased in each of our three operating divisions during the second quarter of fiscal 2004 compared to the same quarter last year. Increases in our theatre and hotels/resorts division revenues and increases in the operating income of all three of our operating divisions contributed to the improved performance for the first half of fiscal 2004 compared to the same period last year. The overall increases in operating income were achieved despite continued pressure on operating margins from increased insurance costs, particularly increased health insurance costs.

        Decreased interest expense, partially offset by reduced investment income and gains on the disposition of property, equipment and investments in joint ventures, favorably impacted earnings from continuing operations during our fiscal 2004 second quarter and first half compared to the comparable periods of fiscal 2003. Our interest expense, net of investment income, totaled $3.5 million and $7.6 million for the second quarter and first half of fiscal 2004, respectively, compared to $4.4 million and $9.1 million during the same periods last year. The decrease was primarily the result of a $27.3 million, or 9.9%, reduction in our long-term debt at the end of the first half of fiscal 2004 compared to the end of the first half of fiscal 2003.

        We recognized a net gain on disposition of property, equipment and investments in joint ventures totaling $800,000 during the second quarter of fiscal 2004 compared to a gain of $900,000 during the prior year same period. Our fiscal 2004 second quarter gain was the result of the sale of excess land, partially offset by a loss on the disposition of a former Baymont joint venture property. Gains on disposition of property and equipment for the first half of fiscal 2004 were $800,000 compared to gains of $1.3 million during the first half of fiscal 2003. The timing of periodic sales of our property and equipment may vary from quarter to quarter, resulting in variations in our gains or losses on disposition of property and equipment. We anticipate periodic additional sales of non-revenue generating property and equipment with the potential for additional gains on disposition during the remainder of fiscal 2004.

        During the first quarter of fiscal 2003, the buyer of our former KFC restaurants elected to terminate a provision of the asset purchase agreement that provided for potential additional future purchase price payments by paying us an additional $2.1 million. As a result, an additional gain on sale of discontinued operations, net of tax, of $1.2 million or $.04 per share was included in the reported results for the fiscal 2003 first half.

Theatres

        The following table sets forth revenues, operating income and operating margin for our theatre division for the second quarter and first half of fiscal 2004 and 2003 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2004	F2003	Amt.	Pct.	F2004	F2003	Amt.	Pct.
Revenues	$ 32.4	$ 31.1	$ 1.3	4.1%	$ 78.5	$ 75.4	$ 3.1	4.1%
Operating income	7.2	6.4	0.8	12.0%	19.9	17.7	2.2	12.0%
Operating margin	22.1%	20.5%			25.3%	23.5%
(% of revenues)

        Consistent with the seasonal nature of the motion picture exhibition industry, our second quarter is typically the slowest period for our theatre division. Despite this fact, our theatre division again reported record operating results for our fiscal 2004 second quarter, representing the ninth quarter out of the last ten with record results. Contributing to the improved operating margins during both the second quarter and first half of fiscal 2004 were increased box office and concession revenues and reduced concession cost of sales and film rental costs. Increases in other ancillary revenues, including management fees and pre-show advertising income, also contributed to the improved operating performance during both periods. In addition, our fiscal 2004 first half operating income and margin were favorably impacted by an insurance settlement of approximately $490,000 (the majority of which was reported during our fiscal 2004 first quarter) related to a fire that occurred several years ago at one of our Milwaukee-area theatres.

        The following table breaks out revenues for the theatre division for the second quarter and first half of fiscal 2004 and 2003 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2004	F2003	Amt.	Pct.	F2004	F2003	Amt.	Pct.
Box office receipts	$ 21.3	$ 20.7	$ 0.6	2.8%	$ 51.2	$ 49.9	$ 1.3	2.7%
Concession revenues	9.6	9.3	0.3	2.7%	23.5	23.0	0.5	1.8%
Other revenues	1.5	1.1	0.4	38.9%	3.8	2.5	1.3	55.8%
Total revenues	$ 32.4	$ 31.1	$ 1.3	4.1%	$ 78.5	$ 75.4	$ 3.1	4.1%

        The increase in our box office receipts for the second quarter and first half of fiscal 2004 compared to the same periods last year was due primarily to an increase in our average ticket price, as attendance increased slightly during our fiscal 2004 second quarter and is down slightly during the first half of fiscal 2004 compared to the same period last year. Our average ticket price increased 1.7% and 3.9%, respectively, during the second quarter and first half of fiscal 2004 compared to the same periods last year. The increases are attributable primarily to modest price increases, with the larger first half increase due to the fact that this year’s first quarter film product included an unusually high number of R-rated movies, which typically appeal to a smaller audience but result in a higher average ticket price due to fewer child admissions. Our average concession sales per person during our fiscal 2004 second quarter and first half increased 1.9% and 3.1%, respectively, compared to the same periods last year, although our overall concession revenues have only increased 1.8% year-to-date, due to the slightly reduced attendance during our fiscal 2004 first half.

        Total theatre attendance increased 0.9% during our fiscal 2004 second quarter compared to total attendance during the same period last year. For the first half of fiscal 2004, total attendance is down 1.3% compared to the first half of fiscal 2003. The majority of the increase in attendance during the second quarter occurred during the month of September, which is historically the slowest month of the film year. Although our fiscal 2004 second quarter did not have the benefit of a Harry Potter movie or My Big Fat Greek Wedding, both of which performed better last year than our top second quarter movies this year, the depth of the film product was very good. We continue to benefit from a consistent and slightly increasing supply of film releases from Hollywood. Top grossing movies during our fiscal 2004 second quarter included Elf, The Matrix Revolutions, Scary Movie 3, The School of Rock and Brother Bear.

        Our fiscal 2004 third quarter has started off well for the division, with holiday film product such as Something’s Gotta Give, Cheaper by the Dozen and Lord of the Rings: The Return of the King performing strong and contributing to a record box office week for our theatres at the end of December. The extended outlook for film product beyond the holiday season appears strong, with product supply looking solid with May in particular looking very promising. Although film release schedules are subject to change, the upcoming summer, which will include the next installments of Harry Potter and Spiderman, appears strong as well. Revenues for the theatre business and the motion picture industry in general are heavily dependent upon the general audience appeal of available films, together with studio marketing, advertising and support campaigns, all factors over which we have no control.

        We ended the first half of fiscal 2004 with a total of 459 company-owned screens in 43 theatres and 34 managed screens in 3 theatres compared to 459 company-owned screens in 44 theatres and 34 managed screens in 3 theatres at the end of the same period last year. Five new screens were opened during the second quarter of fiscal 2004, including four additional screens at a theatre in Menomonee Falls, Wisconsin and one screen at a Madison, Wisconsin theatre. The screens were opened late during the quarter and did not have a significant impact on second quarter results. A new six-screen theatre in Tomah, Wisconsin, owned by the Ho-Chunk Indian Nation and managed by our theatre division under a long-term contract, opened early in our fiscal 2004 third quarter. We also anticipate opening our fourth UltraScreen™ at a theatre in Elgin, Illinois, in our fiscal 2004 third quarter. We continue to review additional opportunities to add new screens to existing locations and to develop new locations in and around our existing markets. We recently announced plans to build a new 10-12 screen theatre in Saukville, Wisconsin. Construction on the new theatre, which will be expandable to up to 20 screens, is expected to begin this spring.

Limited-Service Lodging

        The following table sets forth revenues, operating income and operating margin for our limited-service lodging division for the second quarter and first half of fiscal 2004 and 2003 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2004	F2003	Amt.	Pct.	F2004	F2003	Amt.	Pct.
Revenues	$ 30.8	$ 30.5	$ 0.3	0.7%	$ 67.5	$ 68.0	$ (0.5)	-0.7%
Operating income	3.0	1.7	1.3	74.2%	10.7	10.3	0.4	3.9%
Operating margin	9.7%	5.6%	15.8%	15.1%
(% of revenues)

        Comparable Baymont Inns & Suites experienced a 0.3% and 0.4% increase in revenue per available room, or RevPAR, during our fiscal 2004 second quarter and first half, respectively, compared to the same periods last year. The increase in RevPAR during the second quarter was the result of a 1.1% increase in our average daily rate (“ADR”), partially offset by a 0.5 percentage point decrease in occupancy percentage (number of occupied rooms as a percentage of available rooms). Comparable Baymont Inns & Suites experienced a 0.4 percentage point increase in occupancy percentage and a 0.2% decrease in ADR during the first half of fiscal 2004, compared to the same period last year. Reduced business travel, as companies continue to respond cautiously to the current economic environment, continues to dampen room demand and create significant pricing pressure on existing hotels. The overall decline in division revenues during the first half of fiscal 2004 is primarily the result of a decrease in Woodfield Suites revenues and the fact that we had one fewer company-owned Baymont Inn & Suites open during our fiscal 2004 first half compared to the same period last year, partially offset by an increase in franchise revenues.

        We owned and operated seven Woodfield Suites all-suite hotels during the first half of both fiscal 2004 and 2003. Revenues from Woodfield Suites decreased during the second quarter and first half of fiscal 2004 compared to the same periods of fiscal 2003 due primarily to reduced occupancy and ADR, with resulting RevPAR decreases of 2.7% and 5.3%, respectively, compared to the same periods last year. Woodfield Suites’ dependence on the business traveler is generally greater than that of Baymont Inns & Suites, contributing to the greater revenue decline.

        Data received from outside industry resources, such as Smith Travel Research, indicates that our company-owned or operated Baymont Inns & Suites have gained market share during our fiscal 2004 first half relative to our specific competitive set in our markets. We believe that our continued sales and marketing efforts to increase brand awareness, including more effectively utilizing all channels of distribution, continuing to introduce our brand and facilities to many new customers and differentiating it from our competitors, has contributed to the improved revenue performance relative to our competitors. Revenues generated from our reservation center and the various internet reservation portals available to the hotel industry continue to increase and we expect continued growth from these revenue sources in the future. Membership in our frequent stay program, Guest Ovations™, now exceeds 310,000 and has contributed approximately 23% of our revenues during the first half of fiscal 2004 compared to 21% during the same period last year.

        A significant improvement in the limited-service lodging division’s operating margin during the second quarter of fiscal 2004 compared to the same period last year resulted in a 74.2% increase in operating income during the quarter. Strong expense management at both our Baymont Inns & Suites and Woodfield Suites properties and increased income from our franchising operations contributed to the improved performance during our fiscal 2004 second quarter. Contributing to the increase in franchising income was improved performance by our franchisees as well as the inclusion of a termination fee from a former franchisee. As a result of the significant increase in operating income during the second quarter, the limited-service lodging division’s operating income for the first half of fiscal 2004 now exceeds operating income for the comparable period last year.

        Our overall improvement in revenues in this division remains primarily driven by the leisure customer, as evidenced by improvements in our occupancy percentage on weekends and holiday periods. Our fiscal 2004 second quarter performance benefited from the increased occupancy generated by the 100 year anniversary celebration for Harley Davidson, held in Milwaukee, Wisconsin over the Labor Day weekend. We remain cautiously optimistic that an improved business climate as a response to the strengthening economy should increase business travel during calendar 2004. Our ability to overcome anticipated increases in utility costs and property, liability and health insurance costs during fiscal 2004 and continue to increase our operating margin will likely be dependent upon a continued improvement in the economy in general and business travel in particular, resulting in increased room demand and reduced pricing pressure.

        At the end of the fiscal 2004 first half, we owned or operated 94 Baymont Inns & Suites and franchised an additional 87 Inns, bringing the total number of Baymont Inns & Suites in operation to 181. Two franchised locations have opened during the first half of fiscal 2004 and two franchised locations left the system. In addition, there are currently six approved franchised locations and one company-owned property under construction or in development. During the second quarter of fiscal 2004, we opened our first Baymont Inn & Suites in the important California market, a joint venture property that has performed extremely well thus far. A company-owned property under construction, our first urban Baymont Inn & Suites, is being built in downtown Chicago, Illinois and is currently expected to open during the second quarter of fiscal 2005.

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

Hotels and Resorts

        The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the second quarter and first half of fiscal 2004 and 2003 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2004	F2003	Amt.	Pct.	F2004	F2003	Amt.	Pct.
Revenues	$ 31.2	$ 26.7	$ 4.5	17.0%	$ 68.9	$ 64.1	$ 4.8	7.4%
Operating income	2.9	1.4	1.5	110.1%	10.0	8.5	1.5	17.1%
Operating margin	9.3%	5.2%	14.5%	13.3%
(% of revenues)

        Continued improvement at our newest properties, as well as improved performance at our group-oriented hotels and resorts, contributed to the significantly improved operating results during our fiscal 2004 second quarter. Like our limited-service hotels, our Milwaukee-area hotel properties also benefited from the September Harley Davidson celebration. Also contributing to the improvement in fiscal 2004 revenues was increased food and beverage revenues, which are at least partially attributable to the successful introduction of our “chop house” restaurant concept at our Madison, Wisconsin and Kansas City, Missouri hotels. Conversely, comparisons to last year’s first half were negatively impacted by the fact that the division’s fiscal 2004 first half operating results included approximately $150,000 of preopening expenses related to the introduction of these new restaurant concepts.

        Operating results at our vacation ownership development at the Grand Geneva Resort & Spa have been negatively impacted during fiscal 2004 by transition challenges associated with the new Wisconsin telemarketing no-call rules. Conversely, last year’s second quarter timeshare revenues were negatively impacted because we were required to report timeshare sales on the percentage of completion method while we sold units in a building that was under construction. That new building opened at the end of fiscal 2003 and all revenues are currently being recognized as incurred.

        Although it continues to be a very challenging environment for hotels, particularly those operating in the upscale segments of the industry, the improvement in group business during the second quarter of fiscal 2004 was encouraging. The hotels and resorts division operating income for our fiscal 2004 second quarter, although not a record, was the best reported since fiscal 2001, the year before the September 11 tragedy. The division’s total RevPAR for comparable Company-owned properties increased 15.9% and 7.2%, respectively, during our fiscal 2004 second quarter and first half compared to the same periods last year. According to data received from outside industry resources, such as Smith Travel Research, our second quarter RevPAR improvement of 15.9% compares to industry averages of 2-3% for the upper-upscale segment of the lodging industry for the same time period. Our overall occupancy percentage increased 6.2 and 3.5 percentage points, respectively, during our fiscal 2004 second quarter and first half compared to the same periods last year. Our overall ADR has also increased during these same time periods, increasing 4.4% and 1.5%, respectively, compared to the second quarter and first half of fiscal 2003.

        The near-term outlook for the future performance of this division remains uncertain, but we are encouraged by recent trends. The leisure customer segment has continued to perform well for us and our second quarter results seem to indicate that the corporate group business segment is improving. Overall, business and group travel has still not fully recovered and group bookings continue to be made within a relatively short lead-time, indicating to us that companies are remaining cautious in their travel plans. Based upon current advanced bookings, our third quarter, which is historically our slowest quarter of the year for this division, may potentially be better than last year, although we are not likely to report as large a percentage or dollar amount increase as this past quarter. The current booking pace for our fiscal 2004 fourth quarter is very promising. As a result, subject to economic conditions and a continued improvement in business and group travel, we currently expect our division operating results to continue to improve during the remainder of fiscal 2004, with cost controls remaining a high priority.

        Construction continues on a new spa at our Miramonte Resort, with a grand opening of this new amenity currently scheduled for the beginning of March. We continue to pursue several new growth opportunities, with a focus on expanding our management business and the possibility of making small equity investments in some projects as necessary. The number of projects that we are actively exploring appears to be increasing slightly, which we find encouraging.

FINANCIAL CONDITION

        Our lodging and movie theatre businesses each generate significant and consistent daily amounts of cash because each segment’s revenues are derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, together with the availability of $105 million of unused credit lines as of the end of the second quarter, should be adequate to support the near-term anticipated ongoing operational liquidity needs of our businesses.

        Our existing five-year, $125 million credit facility with several banks and our $15.0 million term note with one of the banks are both scheduled to expire later in fiscal 2004. It is our intention to execute new agreements that will effectively extend the maturity dates of the current credit agreements during fiscal 2004. We currently do not believe that we will have difficulty in extending these agreements at continued favorable terms. As of November 27, 2003, we classified $39.8 million of outstanding borrowings under the term note and under commercial paper agreements backed by unused credit lines as current, pending new credit agreements. We expect these borrowings to be reclassified to long-term debt upon execution of the new agreements.

        Net cash provided by operating activities increased by $5.9 million during the first half of fiscal 2004 to $49.5 million, compared to $43.6 million during the prior year’s first half. The increase was due primarily to improved operating results and a favorable timing difference in collections of accounts and notes receivable.

        Net cash used in investing activities during our fiscal 2004 first half totaled $18.7 million, compared to $9.3 million during our fiscal 2003 first half. The increase in net cash used in investing activities was primarily the result of increased capital expenditures and slightly reduced cash proceeds from disposals of property and equipment. Capital expenditures totaled $20.3 million during the first half of fiscal 2004 compared to $11.5 million during the prior year’s first half. Fiscal 2004 first half capital expenditures included $12.5 million incurred in our limited-service lodging division, $4.3 million incurred in our theatre division and $2.5 million incurred in our hotels and resorts division to fund ongoing capital projects. The decrease in cash proceeds was primarily due to the additional payment on the sale of our KFC restaurants received during last year’s first quarter.

        Net cash used in financing activities during the first half of fiscal 2004 totaled $29.7 million compared to $37.3 million during the first half of fiscal 2003. Our principal payments on notes payable and long-term debt totaled $27.7 million during the first half of fiscal 2004 compared to $34.9 million during the same period last year, with minimal new debt added in either year. Excess cash available from operations, after investing activities, was used to reduce our outstanding commercial paper borrowings during the first half. Our debt capitalization ratio was 0.39 at November 27, 2003, compared to 0.43 at the prior fiscal year end. Based upon our current expectations for fiscal 2004 capital expenditure levels and potential asset sales proceeds, we currently anticipate that our long-term debt total and debt-capitalization ratio will remain at or below fiscal 2003 levels during the remainder of fiscal 2004.

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

a.	Evaluation of disclosure controls and procedures

Based on their evaluations, as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.	Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

        Our 2003 annual meeting of shareholders was held on Wednesday, October 8, 2003 (the “Annual Meeting”). At the Annual Meeting, the following matters were voted on in person or by proxy and approved by our shareholders:

1.	The shareholders voted to elect Stephen H. Marcus, Diane Marcus Gershowitz, Daniel F. McKeithan, Jr., Allan H. Selig, Timothy E. Hoeksema, Bruce J. Olson, Philip L. Milstein, Bronson J. Haase and James D. Ericson to our Board of Directors for one-year terms to expire at our 2004 annual meeting of shareholders and until their successors are duly qualified and elected.

        As of the August 8, 2003 record date for the Annual Meeting, 20,073,325 shares of Common Stock and 9,480,185 shares of Class B Common Stock were outstanding and eligible to vote, with the Common Stock entitled to one vote per share and the Class B Common Stock entitled to ten votes per share. Following are the final votes on the matters presented for shareholder approval of the Annual Meeting:

Election of Directors	For		Withheld
Name	Votes	Percentage(1)	Votes	Percentage(1)
Stephen H. Marcus	97,582,326	99.34%	650,307	0.66%
Diane Marcus Gershowitz	97,594,678	99.35%	637,955	0.65%
Daniel F. McKeithan, Jr	97,569,073	99.32%	663,560	0.68%
Allan H. Selig	97,581,713	99.34%	650,920	0.66%
Timothy E. Hoeksema	98,167,374	99.93%	65,259	0.07%
Bruce J. Olson	98,167,840	99.93%	64,793	0.07%
Philip L. Milstein	97,567,212	99.32%	665,421	0.68%
Bronson J. Haase	98,167,739	99.93%	64,894	0.07%
James D. Ericson	97,569,173	99.32%	663,460	0.68%

(1)	Based on a total of votes represented by shares of Common Stock and Class B Common Stock actually voted in person or by proxy at the Annual Meeting.

No other matters were brought before the Annual Meeting for a shareholder vote.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

We furnished a current report on Form 8-K dated December 18, 2003 pursuant to Item 9 with respect to our press release for the second quarter ended November 27, 2003 and related disclosure requirements of Regulation FD.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: January 12, 2004	By: /s/ Stephen H. Marcus
Stephen H. Marcus,
Chairman of the Board, President and
Chief Executive Officer
DATE: January 12, 2004	By: /s/ Douglas A. Neis
Douglas A. Neis
Chief Financial Officer and Treasurer

S-1