Form 10-Q
period 2004-02-26
MARCUS CORP
filed 2004-04-09
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 26, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

Commission File Number  1-12604

THE MARCUS CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-1139844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 East Wisconsin Avenue, Suite 1900 Milwaukee, Wisconsin	53202-4125
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (414) 905-1000

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

COMMON STOCK OUTSTANDING AT APRIL 7, 2004 - 20,474,636
CLASS B COMMON STOCK OUTSTANDING AT APRIL 7, 2004 - 9,324,560

THE MARCUS CORPORATION

INDEX

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements:
	Balance Sheets
	(February 26, 2004 and May 29, 2003)	3
	Statements of Earnings
	(Thirteen and thirty-nine weeks ended February 26, 2004
	and February 27, 2003)	5
	Statements of Cash Flows
	(Thirty-nine weeks ended February 26, 2004
	and February 27, 2003)	6
	Condensed Notes to Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
PART II - OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	20
	Signatures	S-1

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited) February 26, 2004	(Audited) May 29, 2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,490	$6,039
Accounts and notes receivable	14,380	26,059
Receivables from joint ventures, net of reserves	5,175	3,626
Refundable income taxes	--	4,032
Real estate and development costs	6,788	5,338
Other current assets	9,930	5,771

Total current assets	39,763	50,865
Property and equipment:
Land and improvements	86,503	88,997
Buildings and improvements	628,850	623,156
Leasehold improvements	9,257	9,010
Furniture, fixtures and equipment	289,432	272,961
Construction in progress	14,835	6,850

Total property and equipment	1,028,877	1,000,974
Less accumulated depreciation and amortization	378,824	345,171

Net property and equipment	650,053	655,803
Other assets:
Investments in joint ventures	4,647	1,880
Goodwill	11,773	11,773
Other	35,379	35,136

Total other assets	51,799	48,789

TOTAL ASSETS	$741,615	$755,457

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited) February 26, 2004	(Audited) May 29, 2003
	(in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$1,122	$1,465
Accounts payable	13,733	20,723
Income taxes	1,595	--
Taxes other than income taxes	11,969	13,682
Accrued compensation	5,742	7,097
Other accrued liabilities	18,700	11,013
Current maturities of long-term debt	46,617	72,906

Total current liabilities	99,478	126,886
Long-term debt	196,139	203,307
Deferred income taxes	40,326	38,768
Deferred compensation and other	17,717	16,596
Shareholders' equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued
Common Stock, $1 par; authorized 50,000,000 shares;
issued 21,864,953 shares at February 26, 2004 and 21,684,328 shares at May 29, 2003	21,865	21,684
Class B Common Stock, $1 par; authorized 33,000,000
shares; issued and outstanding 9,324,560 at February 26, 2004 and 9,505,185 at May 29, 2003	9,325	9,506
Capital in excess of par	42,483	41,751
Retained earnings	330,186	314,903
Accumulated other comprehensive loss	(1,773)	(2,181)

	402,086	385,663
Less unearned compensation on restricted stock	(664)	--
Less cost of Common Stock in treasury (1,441,815 shares at
February 26, 2004 and 1,687,595 shares at May 29, 2003)	(13,467)	(15,763)

Total shareholders' equity	387,955	369,900

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$741,615	$755,457

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

	February 26, 2004		February 27, 2003
(in thousands, except per share data)	13 Weeks	39 Weeks	13 Weeks	39 Weeks
Revenues:
Rooms and telephone	$35,111	$130,668	$34,714	$129,106
Theatre admissions	26,441	77,652	26,854	76,737
Theatre concessions	12,427	35,876	12,388	35,420
Food and beverage	9,066	28,209	8,204	25,814
Other revenues	11,386	37,469	9,826	33,273

Total revenues	94,431	309,874	91,986	300,350
Costs and expenses:
Rooms and telephone	18,812	60,341	18,204	58,884
Theatre operations	20,494	59,978	20,199	58,699
Theatre concessions	2,721	7,914	2,651	7,925
Food and beverage	7,483	21,961	6,725	19,923
Advertising and marketing	6,332	20,987	6,744	21,439
Administrative	9,899	31,000	10,257	30,367
Depreciation and amortization	11,553	34,197	11,246	34,112
Rent	594	1,813	628	1,845
Property taxes	4,064	11,490	3,095	11,364
Preopening expenses	118	273	18	21
Other operating expenses	4,914	16,095	4,469	15,114

Total costs and expenses	86,984	266,049	84,236	259,693

Operating income	7,447	43,825	7,750	40,657
Other income (expense):
Investment income (loss)	420	1,411	(1,577)	(342)
Interest expense	(4,013)	(12,603)	(4,809)	(15,106)
Gain (loss) on disposition of property, equipment and
investments in joint ventures	(46)	759	1,539	2,859

	(3,639)	(10,433)	(4,847)	(12,589)

Earnings from continuing operations before income taxes	3,808	33,392	2,903	28,068
Income taxes	1,524	13,360	1,168	11,410

Earnings from continuing operations	2,284	20,032	1,735	16,658

Discontinued operations:
Gain on sale of discontinued operations, net of applicable
income taxes	--	--	--	1,216

Net earnings	$2,284	$20,032	$1,735	$17,874

Earnings per share - basic:
Continuing operations	$0.08	$0.68	$0.06	$0.57
Discontinued operations	$--	$--	$--	$0.04

Net earnings per share	$0.08	$0.68	0.06	0.61

Earnings per share - diluted:
Continuing operations	$0.08	$0.67	$0.06	$0.57
Discontinued operations	$--	$--	$--	$0.04

Net earnings per share	$0.08	$0.67	$0.06	$0.61

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	39 Weeks Ended
	February 26, 2004	February 27, 2003
	(in thousands)
OPERATING ACTIVITIES:
Net earnings	$20,032	$17,874
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures, net of distributions	733	3,030
Gain on disposition of property, equipment and investments in joint ventures	(759)	(4,909)
Amortization of loss on swap agreement	536	937
Depreciation and amortization	34,197	34,112
Deferred income taxes	1,500	1,109
Deferred compensation and other	1,121	3,317
Changes in assets and liabilities:
Accounts and notes receivable	11,679	2,505
Real estate and development costs	(1,450)	(210)
Other current assets	(4,159)	(797)
Accounts payable	(6,990)	290
Income taxes	5,413	3,845
Taxes other than income taxes	(1,713)	(1,674)
Accrued compensation	(1,355)	(1,552)
Other accrued liabilities	7,687	4,507

Total adjustments	46,440	44,510

Net cash provided by operating activities	66,472	62,384
INVESTING ACTIVITIES:
Capital expenditures	(33,925)	(15,529)
Net proceeds from disposals of property, equipment and other assets	6,923	10,927
Purchase of interest in joint ventures	(3,500)	(477)
Increase in other assets	(199)	(4,119)
Cash advanced to joint ventures	(2,134)	(1,862)

Net cash used in investing activities	(32,835)	(11,060)
FINANCING ACTIVITIES:
Debt transactions:
Net proceeds from issuance of notes payable and long-term debt	5,383	551
Principal payments on notes payable and long-term debt	(39,183)	(46,852)
Equity transactions:
Treasury stock transactions, except for stock options	(248)	(185)
Exercise of stock options	2,612	765
Dividends paid	(4,750)	(4,702)

Net cash used in financing activities	(36,186)	(50,423)

Net increase (decrease) in cash and cash equivalents	(2,549)	901
Cash and cash equivalents at beginning of year	6,039	5,614

Cash and cash equivalents at end of period	$3,490	$6,515

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
THIRTEEN AND THIRTY-NINE WEEKS ENDED
FEBRUARY 26, 2004
(Unaudited)

1.	General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 29, 2003, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the thirteen and thirty-nine weeks ended February 26, 2004 and February 27, 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at February 26, 2004, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year.

Comprehensive Income – Accumulated other comprehensive loss consists of the unrecognized loss on hedging transactions, the accumulated net unrealized losses on available for sale securities and the minimum pension liability, all net of tax. Accumulated other comprehensive loss was $1,773,000 and $2,181,000 as of February 26, 2004 and May 29, 2003, respectively. Total comprehensive income for the thirteen and thirty-nine weeks ended February 26, 2004 was $2,410,000 and $20,440,000, respectively. Total comprehensive income for the thirteen and thirty-nine weeks ended February 27, 2003 was $1,841,000 and $18,299,000, respectively.

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

The following table illustrates the computation of basic and dilutive earnings per share for earnings from continuing operations and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended February 26, 2004	13 Weeks Ended February 27, 2003	39 Weeks Ended February 26, 2004	39 Weeks Ended February 27, 2003
	(in thousands, except per share data)
Numerator:
Earnings from continuing operations	$2,284	$1,735	$20,032	$16,658

Denominator:
Denominator for basic EPS	29,664	29,389	29,580	29,365
Effect of dilutive employee
stock options and non-vested
restricted stock	275	153	199	168

Denominator for diluted EPS	29,939	29,542	29,779	29,533

Earnings per share from continuing
operations:
Basic	$0.08	$0.06	$0.68	$0.57
Diluted	$0.08	$0.06	$0.67	$0.57

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

	13 Weeks Ended February 26, 2004	13 Weeks Ended February 27, 2003	39 Weeks Ended February 26, 2004	39 Weeks Ended February 27, 2003
	(in thousands, except per share data)
Net earnings, as reported	$2,284	$1,735	$20,032	$17,874
Deduct: Stock-based employee compensation
expense determined under the fair value
method for all option awards, net of
related tax effects	(269)	(295)	(782)	(884)

Pro forma net earnings	$2,015	$1,440	$19,250	$16,990

Earnings per share:
Basic - as reported	$0.08	$0.06	$0.68	$0.61
Basic - pro forma	$0.07	$0.05	$0.65	$0.58
Diluted - as reported	$0.08	$0.06	$0.67	$0.61
Diluted - pro forma	$0.07	$0.05	$0.65	$0.58

New Accounting Pronouncements – In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires variable interest entities to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 is currently effective for all variable interest entities created or modified after January 31, 2003 and is effective for all variable interest entities, regardless of when created, in quarterly periods ending after March 15, 2004. The Company is currently determining if a limited number of the Company’s arrangements are with variable interest entities. If it is determined that FIN 46 is applicable, the Company will conclude whether consolidation or disclosure would be required upon full adoption of FIN 46 and would measure the impact, if any, that this accounting change would have on its results of operations or financial position.

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

Following is a summary of business segment information for the thirteen and thirty-nine weeks ended February 26, 2004 and February 27, 2003 (in thousands):

13 Weeks Ended February 26, 2004	Limited- Service Lodging	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$26,855	$40,850	$26,382	$344	$94,431
Operating income (loss)	73	10,387	(1,377)	(1,636)	7,447

13 Weeks Ended February 27, 2003	Limited- Service Lodging	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$26,745	$40,852	$24,105	$284	$91,986
Operating income (loss)	(425)	10,684	(636)	(1,873)	7,750

39 Weeks Ended February 26, 2004	Limited- Service Lodging	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$94,373	$119,340	$95,259	$902	$309,874
Operating income (loss)	10,739	30,246	8,596	(5,756)	43,825

39 Weeks Ended February 27, 2003	Limited- Service Lodging	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$94,737	$116,225	$88,250	$1,138	$300,350
Operating income (loss)	9,841	28,416	7,885	(5,485)	40,657

Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition

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

        The following table sets forth revenues, operating income (earnings before other income/expense and income taxes), earnings from continuing operations, discontinued operations, net earnings and earnings per share for the third quarter and first three quarters of fiscal 2004 and 2003 (in millions, except for per share and variance percentage data):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2004	F2003	Amt.	Pct.	F2004	F2003	Amt.	Pct.
Revenues	$94.4	$92.0	$2.4	2.7%	$309.9	$300.4	$9.5		3.2%
Operating income	7.4	7.7	(0.3)	-3.9%	43.8	40.7	3.1		7.8%
Earnings from continuing	2.3	1.7	0.6	31.6%	20.0	16.7	3.3		20.3%
operations
Discontinued operations	--	--	--		--	1.2	(1.2)	-	100.0%
Net earnings	2.3	1.7	0.6	31.6%	20.0	17.9	2.1		12.1%
Earnings per share -Diluted:
Continuing operations	$.08	$.06	$.02	33.3%	$.67	$.57	$.10		17.5%
Net earnings per share	$.08	$.06	$.02	33.3%	$.67	$.61	$.06		9.8%

        Revenues in our two lodging divisions and operating income in our limited service lodging division increased during the third quarter of fiscal 2004 compared to the same quarter last year. Total operating income decreased slightly during the fiscal 2004 third quarter compared to the prior year’s third quarter due to small operating income decreases in our theatre and hotels/resorts divisions. Increases in our theatre and hotels/resorts division revenues and increases in the operating income of all three of our operating divisions contributed to the improved performance for the first three quarters of fiscal 2004 compared to the same period last year. The overall increase in operating income for the first three quarters of fiscal 2004 has been achieved despite continued pressure on operating margins from increased insurance costs, particularly increased health insurance costs.

        Increased investment income and decreased interest expense, partially offset by reduced gains on the disposition of property, equipment and investments in joint ventures, favorably impacted earnings from continuing operations during our fiscal 2004 third quarter and first three quarters compared to the comparable periods of fiscal 2003. Investment income, which includes interest earned on cash equivalents and notes receivable, including notes related to the sale of timeshare units in our hotels and resorts division, totaled $420,000 and $1.4 million during the third quarter and first three quarters of fiscal 2004, respectively. During the fiscal 2003 comparable periods, we reported a net investment loss of approximately $1.6 million and $340,000, respectively, due to a $2.2 million investment loss recorded during the third quarter of fiscal 2003 related to loans to and investments in a Baymont Inns & Suites joint venture.

        Our interest expense totaled $4.0 million and $12.6 million for the third quarter and first three quarters of fiscal 2004, respectively, compared to $4.8 million and $15.1 million during the same periods last year. The decreases are primarily the result of a $31.7 million, or 11.5%, reduction in our long-term debt at the end of the third quarter of fiscal 2004 compared to the end of the third quarter of fiscal 2003.

        We recognized a net loss on disposition of property, equipment and investments in joint ventures totaling $46,000 during the third quarter of fiscal 2004 compared to a gain of $1.5 million during the prior year same period. Our fiscal 2004 third quarter loss was the result of the sale of a theatre, which was partially offset by a gain on the disposition of a parcel of excess land. Gains on disposition of property and equipment for the first three quarters of fiscal 2004 were $760,000 compared to gains of $2.9 million during the first three quarters of fiscal 2003. The timing of periodic sales of our property and equipment may vary from quarter to quarter, resulting in variations in our gains or losses on disposition of property and equipment. We anticipate periodic additional sales of non-revenue generating property and equipment with the potential for additional gains on disposition during the remainder of fiscal 2004.

        During the first quarter of fiscal 2003, the buyer of our former KFC restaurants elected to terminate a provision of the asset purchase agreement that provided for potential additional future purchase price payments by paying us an additional $2.1 million. As a result, an additional gain on sale of discontinued operations, net of tax, of $1.2 million or $.04 per share was included in our results for the first three quarters of fiscal 2003.

Theatres

        The following table sets forth revenues, operating income and operating margin for our theatre division for the third quarter and first three quarters of fiscal 2004 and 2003 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2004	F2003	Amt.	Pct.	F2004	F2003	Amt.	Pct.
Revenues	$40.9	$40.9	$--	0.0%	$119.3	$116.2	$3.1	2.7%
Operating income	10.4	10.7	(0.3)	-2.8%	30.2	28.4	1.8	6.4%
Operating margin	25.4%	26.2%			25.3%	24.4%
(% of revenues)

        Consistent with the seasonal nature of the motion picture exhibition industry, our third quarter is typically one of the strongest periods for our theatre division due to the traditionally strong holiday movie season. Our theatre division again reported strong operating results for our fiscal 2004 third quarter, with operating income only slightly less than last year’s record third quarter results. Fiscal 2004 third quarter revenues were even with last year’s same quarter. Operating income decreased slightly compared to the same period last year due to an increase in snow removal and other repair and maintenance costs and the fact that last year’s third quarter included a favorable adjustment to real estate taxes of approximately $200,000 related to one theatre. Contributing to the improved operating margins during the first three quarters of fiscal 2004 were increased box office and concession revenues and reduced concession cost of sales and film advertising and rental costs. Increases in other ancillary revenues, including management fees and pre-show advertising income, also favorably impacted operating performance during both periods. In addition, our fiscal 2004 first three quarters operating income and margin were favorably impacted by an insurance settlement of approximately $490,000 (the majority of which was reported during our fiscal 2004 first quarter) related to a fire that occurred several years ago at one of our theatres.

        The following table breaks out revenues for the theatre division for the third quarter and first three quarters of fiscal 2004 and 2003 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2004	F2003	Amt.	Pct.	F2004	F2003	Amt.	Pct.
Box office receipts	$26.5	$26.9	$(0.4)	-1.5%	$77.7	$76.7	$1.0	1.2%
Concession revenues	12.4	12.4	--	0.3%	35.9	35.4	0.5	1.3%
Other revenues	2.0	1.6	0.4	23.1%	5.7	4.1	1.6	42.9%

Total revenues	$40.9	$40.9	$--	0.0%	$119.3	$116.2	$3.1	2.7%

        The increase in our box office receipts for the first three quarters of fiscal 2004 compared to the same period last year was due primarily to an increase in our average ticket price, as attendance decreased slightly during both our fiscal 2004 third quarter and first three quarters compared to the same periods last year. Our average ticket price increased 1.6% and 3.2%, respectively, during the third quarter and first three quarters of fiscal 2004 compared to the same periods last year. Modest price increases contributed to these average ticket price increases, with the majority of the year-to-date increase due to the fact that this year’s first quarter film product included an unusually high number of R-rated movies. Such strong adult admission motion pictures appeal to a smaller audience but result in a higher average ticket price due to fewer child admissions. Our average concession sales per person during our fiscal 2004 third quarter and first three quarters increased 3.4% and 3.1%, respectively, compared to the same periods last year, although our overall concession revenues have only increased 1.3% year-to-date, due to the slightly reduced attendance during our fiscal 2004 first three quarters.

        Total theatre attendance decreased 3.0% during our fiscal 2004 third quarter compared to total attendance during the same period last year. For the first three quarters of fiscal 2004, total attendance is down 1.9% compared to the first three quarters of fiscal 2003. Our fiscal 2004 third quarter started very strong, with holiday movies such as Something’s Gotta Give, Cheaper by the Dozen and Lord of the Rings: The Return of the King performing very well and contributing to an all-time record week at the box office during the last week in December. Unfortunately, films during January and February did not perform as well, resulting in six consecutive weeks of declines in box office revenues compared to the prior year and an overall decrease in attendance for the quarter. The third quarter of fiscal 2004 included four films that produced box office receipts in excess of $1.0 million for us, compared to six films that reached that amount during the third quarter of fiscal 2003.

        Our fiscal 2004 fourth quarter has started off extremely well for the division due primarily to the strong box office appeal of The Passion of the Christ. Additional films such as Starsky and Hutch, Hidalgo and Scooby Doo 2: Monsters Unleashedhave also performed well. Comparisons to last year’s fourth quarter may also be favorably impacted by the fact that last year’s initial television coverage of the war in Iraq may have negatively impacted theatre attendance. Conversely, last year’s fourth quarter, which included the traditionally strong movie-going Memorial Day weekend, ended very strong, with films such as X-Men 2, Matrix Reloaded and Bruce Almighty performing very well. This year’s May film product includes several films that are expected to perform very well, such as Van Helsing, Troy and Shrek 2.

However, Memorial Day weekend will fall in the first quarter of fiscal 2005 this year and will impact fourth quarter comparisons to last year. The extended outlook for film product in the summer appears very strong, with movies such as Day After Tomorrow, Harry Potter and the Prisoner of Azkaban and Spider-Man 2 expected to produce blockbuster results. Revenues for the theatre business and the motion picture industry in general are heavily dependent upon the general audience appeal of available films, together with studio marketing, advertising and support campaigns, all factors over which we have no control.

        We ended the third quarter of fiscal 2004 with a total of 454 company-owned screens in 42 theatres and 40 managed screens in 4 theatres compared to 454 company-owned screens in 43 theatres and 34 managed screens in 3 theatres at the end of the same period last year. Six new company-owned screens have opened during fiscal 2004, including four additional screens at a theatre in Menomonee Falls, Wisconsin and one screen at a Madison, Wisconsin theatre that opened late in our fiscal 2004 second quarter and a new UltraScreen™ (our fourth) at a theatre in Elgin, Illinois that opened at the end of our third quarter. A new six-screen theatre in Tomah, Wisconsin, owned by the Ho-Chunk Indian Nation and managed by our theatre division under a long-term contract, opened early in our fiscal 2004 third quarter. We also closed and sold a six-screen theatre in Minnesota during the third quarter. We continue to review additional opportunities to add new screens to existing locations and to develop new locations in and around our existing markets. We recently announced plans to build a new 10 to 12-screen theatre in Saukville, Wisconsin. Construction on the new theatre, which will be expandable up to 20 screens, is expected to begin shortly.

Limited-Service Lodging

        The following table sets forth revenues, operating income and operating margin for our limited-service lodging division for the third quarter and first three quarters of fiscal 2004 and 2003 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2004	F2003	Amt.	Pct.	F2004	F2003	Amt.	Pct.
Revenues	$26.9	$26.7	$0.2	0.4%	$94.4	$94.7	$(0.3)	-	0.4%
Operating income (loss)	0.1	(0.4)	0.5	117.2%	10.7	9.8	0.9		9.1%
Operating margin	0.3%	-1.6%			11.4%	10.4%
(% of revenues)

        Comparable Baymont Inns & Suites experienced a 0.9% and 0.5% increase in revenue per available room, or RevPAR, during our fiscal 2004 third quarter and first three quarters, respectively, compared to the same periods last year. The increase in RevPAR during the third quarter was the result of a 1.7% increase in our average daily rate (“ADR”), partially offset by a 0.4 percentage point decrease in occupancy percentage (number of occupied rooms as a percentage of available rooms). Comparable Baymont Inns & Suites experienced a 0.1 percentage point increase in occupancy percentage and a 0.4% increase in ADR during the first three quarters of fiscal 2004, compared to the same period last year. Reduced business travel, as companies continue to respond cautiously to the current economic environment, continues to dampen room demand and create significant pricing pressure. The overall decline in division revenues during the first three quarters of fiscal 2004 is primarily the result of a decrease in

Woodfield Suites revenues and the fact that we had one fewer company-owned Baymont Inn & Suites open during our fiscal 2004 first three quarters compared to the same period last year, partially offset by an increase in franchise revenues.

        We owned and operated seven Woodfield Suites all-suite hotels during the first three quarters of both fiscal 2004 and 2003. Revenues from Woodfield Suites decreased during the third quarter and first three quarters of fiscal 2004 compared to the same periods of fiscal 2003 due primarily to reduced occupancy and ADR, with resulting RevPAR decreases of 9.0% and 6.3%, respectively, compared to the same periods last year. Woodfield Suites’ dependence on business travelers is generally greater than that of Baymont Inns & Suites, contributing to the greater revenue decline.

        Data received from outside industry resources, such as Smith Travel Research, indicates that our company-owned or operated Baymont Inns & Suites have gained market share during our fiscal 2004 first three quarters relative to our specific competitive set in our markets. We believe that our continued sales and marketing efforts to increase brand awareness, including more effectively utilizing all channels of distribution, continuing to introduce our brand and facilities to many new customers and differentiating it from our competitors, has contributed to the improved revenue performance relative to our competitors. Revenues generated from our reservation center and the various internet reservation portals available to the hotel industry continue to increase and we expect continued growth from these revenue sources in the future. Year-to-date, we have experienced an approximately 30% increase in reservations booked through our Baymont web site. Membership in our frequent stay program, Guest Ovations™, now exceeds 330,000 and has contributed nearly one-quarter of our revenues during the first three quarters of fiscal 2004.

        An improvement in the limited-service lodging division’s operating margin during the third quarter of fiscal 2004 compared to the same period last year resulted in a favorable increase in operating income during the quarter. Continued cost controls, particularly in our administrative group, and increased income from our franchising operations contributed to the improved performance during our fiscal 2004 third quarter and first three quarters. Contributing to the increase in franchising income was improved performance by our franchisees as well as an overall reduction in administrative costs of our franchising operation. Fiscal 2004 first three quarters franchising results have also benefited from the inclusion of a termination fee from a former franchisee.

        Our overall improvement in revenues in the division remains primarily driven by leisure customers, as evidenced by improvements in our occupancy percentage on weekends and holiday periods. Our fiscal 2004 third quarter performance benefited from the fact that Valentine’s Day fell on a Saturday this year and our Houston properties benefited from business related to the Super Bowl. We remain cautiously optimistic that an improved business climate as a response to the strengthening economy should increase business travel during calendar 2004. We were encouraged by the fact that Baymont Inns & Suites RevPAR increased nearly 3.5% during February, the last month of our third quarter. Our ability to continue to increase our operating margin will likely be dependent upon further improvement in the economy in general and business travel in particular, resulting in increased room demand and reduced pricing pressure. The fact that we have been able to increase our ADR during the last two quarters is encouraging. There is some uncertainty regarding the impact that rising gasoline prices may have on travel in the coming months, however.

        At the end of our fiscal 2004 third quarter, we owned or operated 94 Baymont Inns & Suites and franchised an additional 84 Inns, bringing the total number of Baymont Inns & Suites in operation to 178. Two franchised locations opened during the first three quarters of fiscal 2004 and five franchised locations left the system. In addition, there are currently six approved franchised locations and one company-owned property under construction or in development. During the second quarter of fiscal 2004, we opened our first Baymont Inn & Suites in the important California market, a joint venture property that continues to outperform our expectations. A company-owned property under construction, our first urban Baymont Inn & Suites, is being built in downtown Chicago, Illinois and is currently expected to open during the third quarter of fiscal 2005.

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

Hotels and Resorts

        The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the third quarter and first three quarters of fiscal 2004 and 2003 (in millions, except for variance percentage and operating margin):

	Third Quarter					First Three Quarters
			Variance					Variance
	F2004	F2003	Amt.	Pct.		F2004	F2003	Amt.	Pct.
Revenues	$26.4	$24.1	$2.3		9.4%	$95.3	$88.3	$7.0	7.9%
Operating income (loss)	(1.4)	(0.6)	(0.8)	-	116.9%	8.6	7.9	0.7	9.0%
Operating margin	-5.2%	-2.6%				9.0%	8.9%
(% of revenues)

        Our third quarter is historically the weakest quarter of the year for our hotels and resorts division due to reduced travel during the winter months at our predominantly Midwestern properties. Total division revenues increased during the third quarter and first three quarters of fiscal 2004 compared to the same periods last year, with virtually all company-owned properties reporting increased RevPAR compared to the prior year. Continued improvement at our newest properties, as well as improved performance at our group-oriented hotels and resorts, have contributed to the improved operating results during our fiscal 2004 first three quarters. Also contributing to the improvement in fiscal 2004 revenues was increased food and beverage revenues, which are at least partially attributable to the successful introduction of our “chop house” restaurant concept at our Madison, Wisconsin and Kansas City, Missouri hotels. Comparisons to last year’s third quarter revenues were also favorably impacted by the fact that last year during the third quarter, we were required to account for current sales of timeshare units at our vacation ownership development at the Grand Geneva Resort & Spa under the percentage of completion method while our new building was under construction. That new building opened at the end of fiscal 2003 and all revenues are currently being recognized as incurred. Excluding timeshare revenues, total revenues for this division increased 7.7% during the fiscal 2004 third quarter compared to the prior year’s same period.

        The division’s total RevPAR for company-owned properties increased 7.5% and 7.3%, respectively, during our fiscal 2004 third quarter and first three quarters compared to the same periods last year. According to data received from outside industry resources, such as Smith Travel Research, our third quarter RevPAR improvement compares favorably to industry averages of 3-4% for the upper-upscale segment of the lodging industry for the same time period. Our occupancy percentage increased 3.1 and 3.4 percentage points, respectively, during our fiscal 2004 third quarter and first three quarters compared to the same periods last year. Our ADR has also increased during these same time periods, increasing 0.5% and 1.2%, respectively, compared to the third quarter and first three quarters of fiscal 2003.

        Our hotels and resorts division reported an increased operating loss during the fiscal 2004 third quarter compared to the same period last year primarily due to the fact that last year’s third quarter results were favorably impacted by nearly $700,000 of real estate tax adjustments, the result of reductions in our tax assessments in the wake of September 11 and the subsequent impact it had on our industry. Comparisons to last year’s first three quarters were also negatively impacted by the fact that the division’s fiscal 2004 first three quarters operating results included approximately $210,000 of preopening expenses related to the introduction of the new restaurant concepts noted earlier. Despite these unfavorable comparisons, the division’s operating income for the first three quarters of fiscal 2004 has increased 9.0% over the prior year as a result of the overall improvement in revenues at our hotels and resorts.

        Although it continues to be a challenging environment for hotels, we are encouraged by recent trends and the near-term outlook for our properties appears promising. The leisure customer segment has continued to perform well for us and business travel appears to be showing some signs of rebounding. Based upon current advanced bookings, our fourth quarter may be much better than last year at several of our properties and our summer business is already looking very good. Lead times on advanced bookings continue to be shorter than historical levels, but we are experiencing slightly lengthening booking windows. However, business and group travel has still not returned to pre-September 11 levels, indicating to us that companies are remaining cautious in their travel plans. Nonetheless, we expect our division operating results to improve during the fourth quarter of fiscal 2004 compared to the same period last year.

        During the fiscal 2004 third quarter, we announced that we had entered into a joint venture with the developer of the Timber Ridge Lodge to develop a luxury condominium hotel just off the Las Vegas Strip. The Platinum Suite Hotel & Spa will feature 255 condo units, a luxury spa, indoor and outdoor swimming pools, 8,440 square feet of meeting space, including a 4,500 square-foot rooftop terrace overlooking the Strip, restaurants, lounge and upscale bar. The hotel will be located just over one block east of the Strip near the Bellagio, Bally’s and Caesars Palace casinos. The condo units will be priced between $300,000 and $1.0 million and the hotel will offer a unit rental program for owners who wish to generate income from their units.

        We have contributed an initial $3.5 million to this joint venture, representing our 50% share of the land acquisition costs and estimated initial pre-development costs. The initial sales phase of the project began in February with the opening of a sales center and model unit, along with an aggressive marketing program targeting both U.S. and international markets. During the initial sales phase, our hotels and resorts division operating income will be negatively impacted by our share of the sales and marketing expenses related to this project. During our fiscal 2004 third quarter, our division operating loss included approximately $200,000 of these costs, contributing to our overall increase in operating loss this quarter compared to the prior year’s same period. We currently expect our fiscal 2004 fourth quarter to be negatively impacted by approximately the same amount, although the actual timing of these expenditures is subject to change.

        The initial response to the units has been very positive and as a result, we believe that project construction may begin this summer, with a targeted opening date of December 2005 or shortly thereafter. We will likely slightly increase our equity contribution by a yet to be determined amount when construction begins. Upon completion of construction and closing of the condo unit sales, our hotels and resorts division would share in what may be a significant development profit on the project. The division would then manage the hotel for a fee and share in any joint venture earnings on the common areas, such as the restaurants, spa and bars.

        Construction continues on a new spa at our Miramonte Resort, with a grand opening of this new amenity scheduled for April. We continue to pursue several new growth opportunities, with a focus on expanding our management business and the possibility of making small equity investments in some projects as necessary. The number of projects that we are actively exploring appears to be increasing slightly, which we find encouraging.

FINANCIAL CONDITION

        Our lodging and movie theatre businesses each generate significant and consistent daily amounts of cash because each segment’s revenues are derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, together with the availability of $100 million of unused credit lines as of the end of the third quarter, should be adequate to support the near-term anticipated ongoing operational liquidity needs of our businesses.

        Our existing five-year, $125 million credit facility with several banks expires during the fourth quarter of fiscal 2004. We expect to execute a new five-year agreement at continued favorable terms in April 2004. As of February 26, 2004, we classified $30.4 million of outstanding borrowings under commercial paper agreements backed by unused credit lines as current, pending new credit agreements. We expect these borrowings to be reclassified to long-term debt upon execution of the new agreement.

        Net cash provided by operating activities increased by $4.1 million during the first three quarters of fiscal 2004 to $66.5 million, compared to $62.4 million during the prior year’s first three quarters. The increase was due primarily to improved operating results and a favorable timing difference in collections of accounts and notes receivable, partially offset by an unfavorable timing difference in the payment of accounts payable.

        Net cash used in investing activities during our fiscal 2004 first three quarters totaled $32.8 million, compared to $11.1 million during our fiscal 2003 first three quarters. The increase in net cash used in investing activities was primarily the result of increased capital expenditures, slightly reduced cash proceeds from disposals of property and equipment and a purchase of an interest in a joint venture. Capital expenditures totaled $33.9 million during the first three quarters of fiscal 2004 compared to $15.5 million during the prior year’s first three quarters. Fiscal 2004 first three quarters capital expenditures included $20.5 million incurred in our limited-service lodging division, $8.2 million incurred in our theatre division and $4.1 million incurred in our hotels and resorts division to fund ongoing capital projects. The decrease in cash proceeds was primarily due to the additional payment on the sale of our KFC restaurants received during last year’s first quarter. The purchase of the interest in a joint venture relates to the new Las Vegas project discussed earlier in the hotels and resorts section.

        Net cash used in financing activities during the first three quarters of fiscal 2004 totaled $36.2 million compared to $50.4 million during the first three quarters of fiscal 2003. Our principal payments on notes payable and long-term debt totaled $39.2 million during the first three quarters of fiscal 2004 compared to $46.9 million during the same period last year, with minimal new debt added in either year. Fiscal 2004 principal payments included full payment of a $15 million term note with one of our banks. In addition, excess cash available from operations, after investing activities, was used to reduce our outstanding commercial paper borrowings during the first three quarters. Our debt capitalization ratio was 0.38 at February 26, 2004, compared to 0.43 at the prior fiscal year end. Based upon our current expectation that fiscal 2004 capital expenditures will total approximately $50 million, we currently anticipate that our long-term debt total and debt-capitalization ratio will remain below fiscal 2003 levels during the remainder of fiscal 2004.

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

We furnished a current report on Form 8-K dated March 19, 2004 pursuant to Item 9 with respect to our press release for our quarter ended February 26, 2004 and related disclosure requirements of Regulation FD.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION
Date: April 9, 2004	By:	/s/ Stephen H. Marcus
Stephen H. Marcus Chairman of the Board, President and Chief Executive Officer
Date: April 9, 2004	By:	/s/ Douglas A. Neis
Douglas A. Neis Chief Financial Officer and Treasurer