Form 10-K
period 2004-05-27
MARCUS CORP
filed 2004-08-10
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 of the
Securities Exchange Act of 1934 for the fiscal year ended May 27, 2004

THE MARCUS CORPORATION

100 East Wisconsin Avenue – Suite 1900
Milwaukee, Wisconsin 53202-4125
(414) 905-1000

A Wisconsin corporation
IRS Employer Identification No. 39-1139844
Commission File No. 1-12609

We have one class of securities registered pursuant to Section 12(b) of the Act: our Common Stock, $1 par value, which is registered on the New York Stock Exchange.

We do not have any securities registered pursuant to Section 12(g) of the Act.

We have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and have been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in our definitive proxy statement incorporated by reference in Part III of this Form 10-K.

We are an accelerated filer (as defined in Rule 12b-2 of the Act).

The aggregate market value of the voting common equity held by non-affiliates as of November 27, 2003 and August 5, 2004 was $296,164,742 and $354,187,933, respectively. This value includes all shares of our voting and non-voting Common Stock, except for shares beneficially owned by our directors and executive officers listed in Part I below.

As of November 27, 2003 and August 5, 2004, there were 20,303,916 and 20,611,920 shares of our Common Stock, $1 par value, and 9,350,185 and 9,323,660 shares of our Class B, Common Stock, $1 par value, outstanding, respectively.

Portions of our definitive Proxy Statement for our 2004 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year and, upon such filing, will be incorporated by reference into Part III to the extent indicated therein.

PART I

Special Note Regarding Forward-Looking Statements

        Certain matters discussed in this Annual Report on Form 10-K and the accompanying annual report to shareholders, particularly in the Shareholders’ Letter and Management’s Discussion and Analysis, are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements will include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause results to differ materially from those expected, including, but not limited to, the following: (i) our ability to successfully complete the proposed transaction to sell our limited-service lodging division; (ii) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division; (iii) the effects of increasing depreciation expenses and preopening and start-up costs due to the capital intensive nature of our businesses; (iv) the effects of adverse economic conditions in our markets, particularly with respect to our limited-service lodging and hotels and resorts divisions; (v) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (vi) the effects on our occupancy and room rates from the relative industry supply of available rooms at comparable lodging facilities in our markets; (vii) the effects of competitive conditions in the markets served by us; (viii) our ability to identify properties to acquire, develop and/or manage and continuing availability of funds for such development; and (ix) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, the United States’ responses thereto and subsequent hostilities. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-K and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.    Business.

General

        We are engaged primarily in three business segments: movie theatres; limited-service lodging; and hotels and resorts.

        As of May 27, 2004, our theatre operations included 46 movie theatres with 492 screens throughout Wisconsin, Ohio, Illinois and Minnesota, including four movie theatres with 40 screens in Illinois and Wisconsin owned by third parties but managed by us. We also operate a family entertainment center, Funset Boulevard, that is adjacent to one of our theatres in Appleton, Wisconsin.

        As of May 27, 2004, our limited-service lodging operations included a chain of 178 Baymont Inns & Suites limited-service facilities in 32 states, seven Woodfield Suites all-suite hotels in five states and one Budgetel Inn in Wisconsin. A total of 84 of our Baymont Inns & Suites were owned and operated by us, ten were operated under joint venture agreements or management contracts and 84 were franchised. On July 14, 2004, we entered into an agreement to sell our limited-service lodging operations to La Quinta Corporation, a leading limited-service lodging company based in Dallas, Texas, for approximately $395 million, excluding certain joint ventures and subject to certain adjustments. La Quinta Corporation will purchase the real estate and related assets and assume the operation of our Company-owned and operated properties and the Baymont franchise system. This transaction is expected to close in late summer or early fall, subject to customary closing conditions, consents and approvals.

        As of May 27, 2004, our hotels and resorts operations included six owned and operated hotels and resorts in Wisconsin, California and Missouri. We also manage five hotels for third parties in Wisconsin, Minnesota, Texas and California and a vacation ownership development in Wisconsin.

        Each of these business segments is discussed in detail below.

Strategic Plans

        Our current strategic plans include the following goals and strategies:

•	Consummating the sale of our limited-service lodging division and evaluating potential uses of the proceeds from the sale. Subject to determination of final closing adjustments, transaction costs, disposition of selected joint ventures and income tax requirements, we currently anticipate receiving net proceeds from this transaction of approximately $310 to $320 million. In addition to actively evaluating potential growth opportunities in Marcus Theatres and Marcus Hotels and Resorts, as noted below, we will consider other potential investments and uses of the funds. At this stage, we have not established an arbitrary deadline for determining the use of the funds, but we would anticipate providing additional direction on this matter during fiscal 2005.

•	Increasing our total number of screens owned or operated to approximately 600 over the next three years while continuing to maximize the return on our significant recent investments in movie theatres through both revenue and cost improvements. We anticipate achieving our growth goals primarily by adding new locations in or near our existing markets and by selectively adding screens to existing locations. We recently began construction on a new 12-screen theatre in Saukville, Wisconsin and announced a new 14-screen location in Green Bay, Wisconsin. We have also identified screen addition projects that may add up to 27 new screens to existing locations over the next two years, along with expansion of our successful large UltraScreens™. Expansion opportunities for the division may also include potential acquisitions and the addition of new management contracts. In order to maintain and enhance the value of our existing theatre assets, we also began work during fiscal 2004 on a program we call Project 2010, a major initiative that will upgrade and remodel 28 of the division’s theatres over the next several years. Each of these updated theatres will feature enhanced art deco facades and luxurious interior design packages that include remodeled lobbies, entries and concession areas equipped with self-serve soft drinks. Our operating plans include a continued emphasis on expanding ancillary revenues, with a particular focus on pre-show advertising revenues which is a rapidly growing source of income for our theatres. As further evidence of our belief in the potential for this revenue source, our theatre division recently purchased a minority interest in Cinema Screen Media, a cinema advertising company that provides pre-show entertainment on our screens and over 3,000 screens nationwide.

•	Maximizing the return on our significant recent investments in hotel projects and doubling the number of rooms either managed or owned by our hotels and resorts division to 6,000 rooms over the next three to five years. Despite a challenging environment for the hotel industry in the last three years, our hotels and resorts division reported its second consecutive year of improvement in operating results during fiscal 2004. Contributing to the improved results has been steady improvement at several of our properties that underwent significant capital improvements just prior to September 11, 2001 (including the Hilton Madison, Hotel Phillips, Timber Ridge Lodge and Hilton Milwaukee). We expect these development projects, plus anticipated improvement at our core properties as business travel improves, to provide continued earnings growth opportunities during fiscal 2005 and beyond. We expect that the majority of our anticipated potential growth in rooms managed will come from management contracts for other owners. In some cases, we may own a partial interest in some of our potentially new managed properties. We continue to pursue a strategy that involves the use of third-party equity funds to invest in existing hotel properties. Under this strategy, we may make limited equity investments and enter into management contracts to manage the properties for the equity funds. Our recent investment in the development of the Platinum Suite Hotel & Spa in Las Vegas, Nevada (described in detail in the hotels and resorts section of this discussion) and our recently announced participation in a joint venture to restore and manage the Skirvin Hotel in Oklahoma City, Oklahoma are consistent with this growth strategy.

        The actual number, mix and timing of potential future new facilities and expansions will depend in large part on industry and economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that our growth goals will continue to evolve and change in response to these and other factors, and there can be no assurance that these current goals will be achieved. The terrorist attacks of September 11, 2001 and the subsequent war on terrorism, combined with the resulting economic downturn that followed the attacks, had an unprecedented impact on the travel and lodging industry. Although we are encouraged by indications that business travel is continuing to improve, we are unable to predict with certainty if or when lodging demand will return to pre-September 11 levels. Any additional domestic terrorist attacks may have a similar or worse effect on the lodging industry than that experienced as a result of the September 11, 2001 attacks.

Theatre Operations

        At the end of fiscal 2004, we owned or operated 46 movie theatre locations with a total of 492 screens in Wisconsin, Illinois, Minnesota and Ohio for an average of 10.7 screens per location, compared to an average of 10.6 screens per location at the end of fiscal 2003 and 10.4 at the end of fiscal 2002. Included in the fiscal 2004 totals are four theatres with 40 screens that we manage for other owners. Our facilities include 19 megaplex theatres (12 or more screens), representing 62% of our total screens, 25 multiplex theatres (two to 11 screens) and two single-screen theatres. Our long-term growth strategy for the theatre division is to focus on megaplex theatres having between 12 and 20 screens, which typically vary in seating capacity from 150 to 450 seats per screen. Multi-screen theatres allow us to offer a more diversified selection of films to attract additional customers, exhibit movies in larger or smaller auditoriums within the same theatre depending on the popularity of the movie and benefit from having common box office, concession, projection and lobby facilities.

        During fiscal 2004, we opened six new screens, including our fourth UltraScreen™, at existing theatres and closed and sold one theatre with six screens. We also opened one new theatre with six screens that we manage for another owner and we eliminated two screens at two existing theatres in conjunction with a project to convert two small auditoriums into one larger-capacity auditorium at each theatre. We anticipate adding at least 20 additional screens, including one new 12-screen complex in Wisconsin and eight screens at existing theatres, during fiscal 2005. We also plan to convert one of our two IMAX® theatres to an UltraScreen™ and begin showing only non- IMAX® films on the other. In connection with these changes, both of these theatres will stop using the IMAX® name. We have also sold a four-screen theatre during the first quarter of fiscal 2005 and identified approximately five other theatres with up to 16 screens that we may close over the next three years with minimal impact on operating results. At fiscal year-end, we operated 477 first-run screens, 40 of which are operated under management contracts, and 15 budget-oriented screens.

        Revenues for the theatre business, and the motion picture industry in general, are heavily dependent on many factors over which we have no control, including the general audience appeal of available films and studio marketing, advertising and support campaigns. Movie production has been stimulated by additional demand from ancillary markets such as home video, pay-per-view and cable television, as well as increased demand from foreign film markets. Fiscal 2004 featured such box office hits as Lord of the Rings: The Return of the King, Finding Nemo, The Passion of the Christ, Pirates of the Caribbean and Elf.

        We obtain our films from several national motion picture production and distribution companies and are not dependent on any single motion picture supplier. Our booking, advertising, concession purchases and promotional activities are handled centrally by our administrative staff.

        We strive to provide our movie patrons with high-quality picture and sound presentation in clean, comfortable, attractive and contemporary theatre environments. Substantially all of our movie theatre complexes feature either digital sound, Dolby or other stereo sound systems; acoustical ceilings; side wall insulation; engineered drapery folds to eliminate sound imbalance, reverberation and distortion; tiled floors; loge seats; cup-holder chair-arms; and computer-controlled heating, air conditioning and ventilation. We offer stadium seating, a tiered seating system that permits unobstructed viewing, at over 88% of our first-run screens. Computerized box offices permit all of our movie theatres to sell tickets in advance. Our theatres are accessible to persons with disabilities and provide wireless headphones for hearing-impaired moviegoers. Other amenities at certain theatres include THX auditoriums, which allow customers to hear the softest and loudest sounds, and touch-screen, computerized, self-service ticket kiosks, which simplify advance ticket purchases. We also operate the Marcus Movie Hitline, which is a satellite-based automated telephone ticketing system that allows moviegoers to buy tickets to movies at any of 12 Marcus first-run theatres in the metropolitan Milwaukee area and our two theatres in Columbus, Ohio using a credit card. We own a minority interest in MovieTickets.com, a joint venture of movie and entertainment companies that was created to sell movie tickets over the internet and represents nearly 70% of the top 50 market theatre screens throughout the United States and Canada. As a result of our association with MovieTickets.com, moviegoers can buy tickets to movies at any of our first-run theatres via the internet and print them at home.

        We sell food and beverage concessions in all of our movie theatres. We believe that a wide variety of food and beverage items, properly merchandised, increases concession revenue per patron. Although popcorn and soda remain the traditional favorites with moviegoers, we continue to upgrade our available concessions by offering varied choices. For example, some of our theatres offer hot dogs, pizza, ice cream, pretzel bites, frozen yogurt, coffee, mineral water and juices.

        We have a variety of ancillary revenue sources in our theatres, with the largest related to the sale of pre-show advertising.   During fiscal 2004, our theatre division purchased a minority interest in Cinema Screen Media, a cinema advertising company that provides pre-show entertainment on our screens and on over 3,000 screens nationwide.

        We also own a family entertainment center, Funset Boulevard, adjacent to our 14-screen movie theatre in Appleton, Wisconsin. Funset Boulevard features a 40,000 square foot Hollywood-themed indoor amusement facility that includes a restaurant, party room, laser tag center, virtual reality games, arcade, outdoor miniature golf course and batting cages.

Limited-Service Lodging Operations

        As discussed above, we entered into an agreement on July 14, 2004 to sell our limited-service lodging business. As of the end of our fiscal 2004, we owned, operated or franchised a total of 178 limited-service facilities, with nearly 17,000 available guest rooms, under the name “Baymont Inns & Suites” in 32 states. A total of 84 of these Baymont Inns & Suites are owned and operated by franchisees, 84 are owned and operated by us and ten are operated by us under joint venture agreements or management contracts. As of the end of our fiscal 2004, we also operated seven mid-priced, all-suite hotels under the name “Woodfield Suites” in five states and one Budgetel Inn.

Hotels and Resorts Operations

The Pfister Hotel

        We own and operate the Pfister Hotel, which is located in downtown Milwaukee, Wisconsin. The Pfister Hotel is a full service luxury hotel and has 307 guest rooms (including 82 luxury suites and 176 tower rooms), three restaurants, two cocktail lounges and a 275-car parking ramp. The Pfister also has 24,000 square feet of banquet and convention facilities. The Pfister’s banquet and meeting rooms accommodate up to 3,000 people and the hotel features two large ballrooms, including one of the largest ballrooms in the Milwaukee metropolitan area, with banquet seating for 1,200 people. A portion of the Pfister’s first-floor space is leased for use by retail tenants. In fiscal 2004, the Pfister Hotel earned its 28th consecutive four-diamond award from the American Automobile Association and was named one of the “World’s Best Places to Stay” by Condé Nast Traveler magazine. The Pfister is also a member of Preferred Hotels and Resorts Worldwide Association, an organization of independent luxury hotels and resorts, and the Association of Historic Hotels of America.

The Hilton Milwaukee City Center

        We own and operate the 729-room Hilton Milwaukee City Center. Several aspects of Hilton’s franchise program have benefited this hotel, including Hilton’s international centralized reservation and marketing system, advertising cooperatives and frequent stay programs. The Hilton Milwaukee City Center also features Paradise Landing, an indoor water park and family fun center that features water slides, swimming pools, a sand beach, lounge and restaurant. The hotel also has two cocktail lounges, two restaurants and an 870-car parking ramp.

Hilton Madison at Monona Terrace

        We own and operate the 240-room Hilton Madison at Monona Terrace. The Hilton Madison, which also benefits from the aspects of Hilton’s franchise program noted above, is connected by skywalk to the new Monona Terrace Community and Convention Center, has four meeting rooms totaling 2,400 square feet, an indoor swimming pool, a fitness center, a lounge and a restaurant.

The Grand Geneva Resort & Spa

        We own and operate the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin, which is the largest convention resort in Wisconsin. This full-facility destination resort is located on 1,300 acres and includes 355 guest rooms, 50,000 square feet of banquet, meeting and exhibit space, 6,600 square feet of ballroom space, three specialty restaurants, two cocktail lounges, two championship golf courses, several ski-hills, two indoor and five outdoor tennis courts, three swimming pools, a spa and fitness complex, horse stables and an on-site airport.

        We manage and sell units of a vacation ownership development that is adjacent to the Grand Geneva Resort & Spa. The development includes 62 timeshare units and a timeshare sales center. Our timeshare owners can participate in exchange programs through Resort Condominiums International.

Miramonte Resort

        We own and operate the Miramonte Resort in Indian Wells, California, a boutique luxury resort located on 11 landscaped acres. The resort includes 14 two-story Tuscan style buildings with a total of 222 guest rooms, one restaurant, one lounge and 9,500 square feet of banquet, meeting and exhibit space, including a 5,000 square foot grand ballroom, a fully equipped fitness center, two outdoor swimming pools, each with an adjacent jacuzzi spa and sauna, outdoor meeting facilities and a golf concierge. A luxury destination spa, The WellTM, was opened at the end of fiscal 2004 to further enhance this property. During fiscal 2004, the Miramonte Resort earned its 6th consecutive four-diamond award from the American Automobile Association.

Hotel Phillips

        We own and operate the Hotel Phillips, a 217-room hotel in Kansas City, Missouri. After purchasing and completely restoring this landmark hotel, we reopened it in September 2001. The Hotel Phillips has conference rooms totaling 5,600 square feet of meeting space, a 2,300 square foot ballroom, a restaurant and a lounge.

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

        We operate Beverly Garland’s Holiday Inn in North Hollywood, California. The Beverly Garland has 257 guest rooms, including 12 suites, meeting space for up to 600, including an amphitheater and ballroom, an outdoor swimming pool and lighted tennis courts. The mission-style hotel is located on seven acres near Universal Studios.

        We manage the Timber Ridge Lodge, an indoor/outdoor waterpark and condominium complex in Lake Geneva, Wisconsin. The Timber Ridge Lodge is a 225-unit condominium hotel on the same campus as our Grand Geneva Resort & Spa. The Timber Ridge Lodge has meeting rooms totaling 3,640 square feet, a general store, a restaurant-cafe, a snack bar and lounge, a state-of-the-art fitness center and an entertainment arcade.

        Finally, we operate the Hilton Garden Inn Houston NW/Chateau in Houston, Texas, which opened in May 2002. The Hilton Garden Inn has 171 guest rooms, a ballroom, a restaurant, a fitness center, a convenience mart and a swimming pool. The hotel is a part of Chateau Court, a 13-acre, European-style mixed-use development that also includes retail space and an office village.

        During fiscal 2004, we announced two new hotels that we will manage upon completion of the respective projects. The Platinum Suite Hotel & Spa will be a luxury condominium hotel just off the Las Vegas Strip that will feature 255 condo units, a luxury spa, indoor and outdoor swimming pools, 8,440 square feet of meeting space, restaurants, lounge and an upscale bar. We own 50% of the joint venture developing this hotel, which is expected to open during our fiscal 2006. We also announced our participation in a joint venture to restore and then manage the Skirvin Hotel in Oklahoma City, the oldest hotel in Oklahoma. Renovation of this historic hotel is also expected to be completed during fiscal 2006. When completed, this hotel is expected to have 235 rooms and 25,000 square feet of meeting space and is expected to be operated as a Hilton.

Competition

        Each of our businesses experience intense competition from national, regional and local chain and franchise operations, some of which have substantially greater financial and marketing resources than we have. Most of our facilities are located in close proximity to competing facilities.

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

Environmental Regulation

        We do not expect federal, state or local environmental legislation to have a material effect on our capital expenditures, earnings or competitive position. However, our activities in acquiring and selling real estate for business development purposes have been complicated by the continued emphasis that our personnel must place on properly analyzing real estate sites for potential environmental problems. This circumstance has resulted in, and is expected to continue to result in, greater time and increased costs involved in acquiring and selling properties associated with our various businesses.

Employees

        As of the end of fiscal 2004, we had approximately 7,500 employees, a majority of whom were employed on a part-time basis.   A number of our (i) hotel employees in Minneapolis, Minnesota are covered by collective bargaining agreements that expire in April 2005; (ii) operating engineers in the Hilton Milwaukee City Center and Pfister Hotel are covered by collective bargaining agreements that expire on December 31, 2006 and April 30, 2007, respectively; (iii) hotel employees in the Hilton Milwaukee City Center and the Pfister Hotel are covered by a collective bargaining agreement that expires on June 15, 2006; (iv) painters in the Hilton Milwaukee City Center and the Pfister Hotel are covered by a collective bargaining agreement that expires on May 31, 2008; (v) projectionists at the Chicago, Illinois theatres that we manage for a third party are covered by a collective bargaining agreement that expired on June 6, 2004, an extension to which is currently being negotiated; (vi) projectionists at other Chicago locations are covered by a collective bargaining agreement that expires on April 30, 2006; (vii) projectionists in Madison, Wisconsin are covered by a collective bargaining agreement that expires on April 2, 2008; and (viii) projectionists in Milwaukee, Wisconsin are covered by a collective bargaining agreement that expires on May 30, 2007.

Web Site Information and Other Access to Corporate Documents

        Our corporate web site is www.marcuscorp.com. All of our Form 10-Ks, Form 10-Qs and Form 8-Ks, and amendments thereto, are available on this web site as soon as practicable after they have been filed with the SEC. In addition, our corporate governance guidelines and the charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are available on our web site. If you would like us to mail you a copy of our corporate governance guidelines or a committee charter, please contact Thomas F. Kissinger, General Counsel and Secretary, The Marcus Corporation, 100 East Wisconsin Avenue, Suite 1900, Milwaukee, Wisconsin 53202-4125.

Item 2.    Properties.

        We own the real estate of a substantial portion of our facilities, including, as of May 27, 2004, the Pfister Hotel, the Hilton Milwaukee City Center, the Hilton Madison at Monona Terrace, the Grand Geneva Resort & Spa, the Miramonte Resort and the Hotel Phillips, all of our Company-owned Baymont Inns & Suites, all of the Woodfield Suites and the majority of our theatres. We lease the remainder of our facilities. As of May 27, 2004, we also managed five hotel properties and four theatres that are owned by third parties. Additionally, we own properties acquired for the future construction and operation of new facilities. All of our properties are suitably maintained and adequately utilized to cover the respective business segment served.

        Our owned, leased and franchised properties are summarized, as of May 27, 2004, in the following table:

Business Segment	Total Number of Facilities in Operation(1)	Owned(1)(2)	Leased from Unrelated Parties(3)	Managed for Related Parties(1)	Managed for Unrelated Parties(1)	Owned By Franchisees(1)
Theatres:
Movie Theatres	46	32	10	0	4	0
Family Entertainment Center	1	1	0	0	0	0

Hotels and Resorts:
Hotels	9	4	0	0	5	0
Resorts	2	2	0	0	0	0
Vacation Ownership	1	0	0	0	1	0

Limited-Service Lodging:
Baymont Inns & Suites	178	84	0	9	1	84
Woodfield Suites	7	7	0	0	0	0
Budgetel Inns	1	1	0	0	0	0

Total	245	131	10	9	11	84

(1)	As discussed under Item 1 above, we entered into an agreement to sell our limited-service lodging business on July 14, 2004. Certain properties managed for related parties (joint ventures) are excluded from the agreement.
(2)	Two of the movie theatres and two of the Baymont Inns & Suites are on land leased from unrelated parties under long-term leases. One of the Baymont Inns & Suites and oneof the Woodfield Suites are located on land leased from related parties. Our partnership interests in nine Baymont Inns & Suites that we manage are not included in this column.
(3)	The ten theatres leased from unrelated parties have 62 screens and the four theatres managed for unrelated parties have 40 screens.

        Certain of the above individual properties or facilities are subject to purchase money or construction mortgages or commercial lease financing arrangements, but we do not consider these encumbrances, individually or in the aggregate, to be material.

        Over 90% of our operating property leases expire on various dates after the end of fiscal 2005 (assuming we exercise all of our renewal and extension options).

Item 3.    Legal Proceedings.

        We do not believe that any pending legal proceedings involving us are material to our business. No legal proceeding required to be disclosed under this item was terminated during the fourth quarter of fiscal 2004.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2004.

EXECUTIVE OFFICERS OF COMPANY

        Each of our executive officers is identified below together with information about each officer’s age, position and employment history for at least the past five years:

Name	Position	Age
Stephen H. Marcus	Chairman of the Board, President and Chief Executive Officer	69
Bruce J. Olson	Group Vice President and President of Marcus Theatres Corporation	54
H. Fred Delmenhorst	Vice President-Human Resources	63
Thomas F. Kissinger	General Counsel and Secretary	44
Douglas A. Neis	Chief Financial Officer and Treasurer	45
William J. Otto	President and Chief Operating Officer of Marcus Hotels, Inc.	48
James R. Abrahamson	President and Chief Operating Officer of Baymont Inns, Inc.	49

        Stephen H. Marcus has been our Chairman of the Board since December 1991 and our President and Chief Executive Officer since December 1988. Mr. Marcus has worked at the Company for 42 years.

        Bruce J. Olson has been employed in his present position of Group Vice President since July 1991. He was elected to serve on our Board of Directors in April 1996. Mr. Olson previously served as our Vice President-Administration and Planning from September 1987 until July 1991 and as Executive Vice President and Chief Operating Officer of Marcus Theatres Corporation from August 1978 until October 1988, when he was appointed President of that corporation. Mr. Olson joined the Company in 1974.

        H. Fred Delmenhorst has been our Vice President-Human Resources since he joined the Company in December 1984.

        Thomas F. Kissinger joined the Company in August 1993 as Secretary and Director of Legal Affairs and in August 1995, he was promoted to General Counsel and Secretary. Prior thereto, Mr. Kissinger was associated with the law firm of Foley & Lardner LLP for five years.

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

PART II

Item 5.    Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities.

(a)	Market Information

        Our Common Stock, $1 par value, is listed and traded on the New York Stock Exchange under the ticker symbol “MCS.” Our Class B Common Stock, $1 par value, is neither listed nor traded on any exchange. During each quarter of fiscal 2003 and 2004, we paid a dividend of $0.055 per share of our Common Stock and $0.05 per share of our Class B Common Stock. On August 5, 2004, there were 2,385 shareholders of record of our Common Stock and 44 shareholders of record of our Class B Common Stock. The following table lists the high and low sale prices of our Common Stock for the periods indicated:

Fiscal 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$15.38	$16.43	$17.50	$18.30
Low	$12.85	$14.09	$14.50	$14.92

Fiscal 2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$16.74	$15.13	$15.34	$15.34
Low	$11.90	$11.94	$13.02	$11.91

(b)	Stock Repurchases

        Through May 27, 2004, our board of directors has approved the repurchase of up to 4.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. Under these authorizations, we have repurchased approximately 2.8 million shares of Common Stock. These authorizations do not have an expiration date. We did not repurchase any shares of Common Stock during the fourth quarter.

Item 6.    Selected Financial Data.

Eleven-Year Financial Summary

	2004	2003	2002	2001(2)(3)	2000	1999	1998(4)	1997	1996(5)		1995	1994(6)
Operating Results
(in thousands)
Revenues(8)	$409,207	396,915	389,833	375,335	348,130	332,179	303,881	273,693	234,325		201,472	169,680
Earnings from continuing
operations(8)	$24,611	19,307	22,460	12,740	21,238	20,958	26,343	29,254	27,885		--	--
Net earnings	$24,611	20,556	22,460	21,776	22,622	23,144	28,444	30,881	42,307		24,136	22,829

Common Stock Data(1)
Earnings per share -
continuing operations(8)	$.82	.66	.76	.43	.71	.70	.87	.98	.94		--	--
Net earnings per share	$.82	.70	.76	.74	.76	.77	.94	1.04	1.42		.82	.77
Cash dividends per share	$.22	.22	.22	.22	.22	.22	.22	.20	.23	(7)	.15	.13
Weighted average shares
outstanding
(in thousands)	29,850	29,549	29,470	29,345	29,828	30,105	30,293	29,745	29,712		29,537	29,492
Book value per share	$13.20	12.54	12.07	11.57	11.03	10.48	10.00	9.37	8.51		7.29	6.61

Financial Position
(in thousands)
Total assets	$744,869	755,457	774,786	758,659	725,149	676,116	608,504	521,957	455,315		407,082	361,606
Long-term debt	$210,801	203,307	299,761	310,239	286,344	264,270	205,632	168,065	127,135		116,364	107,681
Shareholders' equity	$393,723	369,900	354,068	337,701	325,247	313,574	302,531	277,293	251,248		214,464	193,918
Capital expenditures and
other	$50,915	26,004	48,899	96,748	99,492	111,843	115,880	107,514	83,689		77,083	75,825

Financial Ratios
Current ratio	.45	.40	.51	.40	.41	.45	.43	.39	.62		.41	.67
Debt/capitalization ratio	.38	.43	.48	.49	.48	.47	.42	.39	.35		.37	.37
Return on average
shareholders' equity	6.4%	5.7%	6.5%	6.6%	7.1%	7.5%	9.8%	11.7%	18.2%		11.8%	12.4%

GRAPH OMITTED.

(1)	All per share and shares outstanding data is on a diluted basis and has been adjusted to reflect stock splits in 1998 and 1996.
(2)	Includes gain of $7.8 million or $0.27 per share on sale of discontinued operations.
(3)	Includes impairment charge of $2.1 million or $0.07 per share.
(4)	Includes charge of $2.3 million or $0.08 per share for costs associated with the Baymont name change.
(5)	Includes gain of $14.8 million or $0.49 per share on sale of certain restaurant locations.
(6)	Includes gain of $1.8 million or $0.06 per share for cumulative effect of change in accounting for income taxes.
(7)	Includes annual dividend of $0.18 per share and one quarterly dividend of $0.05 per share.
(8)	Restated to present restaurant operations as discontinued operations and to reflect early adoption of EITF No. 00-14, “Accounting for Certain Sales Incentives.”

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General

        We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2004, 2003 and 2002 were 52-week years. Our upcoming fiscal 2005 will also be a 52-week year.

        We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in three business segments: theatres, limited-service lodging and hotels and resorts. As a result of the sale of our KFC restaurants during fiscal 2001, the restaurant business segment has been presented as discontinued operations in the accompanying financial statements and in this discussion. As a result of our recent signing of a definitive agreement to sell our limited-service lodging division, this segment will be presented as discontinued operations in future financial statements and discussion.

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

        Revenue and operating income increases in all three of our business segments contributed to an overall increase in earnings during fiscal 2004. Total revenues reached an all-time high and our net earnings were at the highest level in the last six years. Another record year for our movie theatres, an improved operating environment for our two lodging segments, increased investment income and reduced interest expense all contributed to the overall improved results compared to the prior year.

Pending Sale of Limited-Service Lodging Division

        On July 14, 2004, we signed a definitive agreement to sell our limited-service lodging division to La Quinta Corporation of Dallas, Texas, for approximately $395 million in cash, excluding certain joint ventures and subject to certain adjustments. La Quinta will purchase our Baymont Inns & Suites, Woodfield Suites and Budgetel Inns brands, real estate and related assets and assume the operation of the Company-owned and operated properties and the Baymont franchise system. Eight joint venture Baymont Inns & Suites were excluded from the original transaction. One or more of these joint ventures could be added to the transaction at a later date and total proceeds would increase accordingly. The transaction is expected to close later this summer or early fall, subject to customary closing conditions, consents and approvals.

        The assets to be sold consist primarily of land, buildings and equipment with a net book value of approximately $261 million as of May 27, 2004. As a result, upon consummation of the sale, we would expect to report a significant gain on sale of discontinued operations during fiscal 2005, after applicable income taxes. Our fiscal 2005 operating results will likely include approximately three months of results from our limited-service lodging division and those results will be classified as income or loss on discontinued operations. The impact of the sale on our full year fiscal 2005 operating results and financial condition will be largely dependent upon how we decide to use the expected proceeds.

        Over the past five years, we successfully established the Baymont Inns & Suites brand in the mid-price segment of the lodging industry, building the brand and the related infrastructure. We came to the conclusion that in order to continue Baymont’s growth, the brand would benefit by being part of a larger system. La Quinta Corporation owns, operates or franchises more than 370 La Quinta Inns and La Quinta Inn & Suites in 33 states. As a result, we believe that the sale of this division to LaQuinta is in the best long-term interests of our associates, franchisees, guests and shareholders.

Consolidated Financial Comparisons

        The following table sets forth revenues, operating income, earnings from continuing operations, net earnings and earnings per share for the past three fiscal years (in millions, except for per share and percentage change data):

			Change F04 v. F03			Change F03 v. F02
	2004	2003	Amt.	Pct.	2002	Amt.	Pct.
Revenues	$409.2	$396.9	$12.3	3.1%	$389.8	$7.1	1.8%
Operating income	53.4	49.4	4.0	8.2%	47.5	1.9	4.1%
Earnings from
continuing operations	24.6	19.3	5.3	27.5%	22.5	(3.2)	-14.0%
Net earnings	24.6	20.6	4.0	19.7%	22.5	(1.9)	-8.5%
Earnings per share - Diluted:
Continuing operations	$.82	$.66	$.16	24.2%	$.76	$(.10)	-13.2%
Net earnings per share	.82	.70	.12	17.1%	.76	(.06)	-7.9%

Fiscal 2004 versus Fiscal 2003

        All three operating divisions contributed to our increase in revenues during fiscal 2004. A third consecutive year of record operating performance from our theatre division, significant improvement in operating results from our limited-service lodging division and a second consecutive year of improved operating results from our hotels and resorts division resulted in an increase in overall operating income (earnings before other income/expense and income taxes). Overall operating income was negatively impacted in fiscal 2004 by an increase in our loss from corporate items, due primarily to a one-time charge of over $600,000 related to prior year insurance claims. These claims, the largest of which relates to our former restaurant division, became our responsibility in fiscal 2004 when our former insurance company filed bankruptcy. A significant increase in investment income and decrease in interest expense during fiscal 2004 contributed to our increased earnings from continuing operations and net earnings during fiscal 2004.

        We recognized investment income of $1.7 million during fiscal 2004, compared to a net investment loss of approximately $150,000 during the prior year. Investment income has historically included interest earned on cash equivalents and notes receivable, including notes related to the sale of timeshare units in our hotels and resorts division. Investment income on these items was down from the prior year, due primarily to an overall reduction in our notes receivable during fiscal 2004. Comparisons to last year, however, were favorably impacted by a $2.6 million investment loss reported during fiscal 2003 related to loans to and investments in Baymont Inns & Suites joint ventures that experienced significant financial difficulties in the months following September 11, 2001. We have a limited number of joint ventures and our exposure to additional losses related to these joint ventures is not significant. In addition, we also recognized a $494,000 pre-tax investment loss on securities held during fiscal 2003, whose decline in fair value was deemed to be other than temporary. During fiscal 2004 and in years prior to fiscal 2003, gains and losses on these available for sale investments were included in other comprehensive loss in shareholders’ equity, consistent with current accounting pronouncements.

        Our interest expense totaled $16.9 million for fiscal 2004, representing a decrease of $2.8 million, or 14.1%, compared to fiscal 2003 interest expense of $19.6 million. The decrease in interest expense was primarily the result of a $39.1 million, or 14.2%, reduction in our total long-term debt including current maturities at the end of fiscal 2004 compared to the end of the prior year.

        We recognized gains on disposition of property, equipment and investments in joint ventures of $2.2 million during fiscal 2004, compared to gains from continuing operations of $2.1 million during fiscal 2003. The fiscal 2004 net gain was primarily the result of the sales of six parcels of excess land, the sale of a former theatre in Minnesota and the sale of a joint venture Baymont property. The timing of our periodic sales of property and equipment can result in variations in the gains or losses that we report on disposition of property and equipment each year. We are actively attempting to sell additional parcels of excess land and we believe that additional net gains on disposition of property and equipment may be recognized during the coming year, in addition to the expected gain on the sale of the limited-service lodging division.

        We reported income tax expense on continuing operations for fiscal 2004 of $15.9 million, an increase of $3.5 million over fiscal 2003. Our effective tax rate for fiscal 2004 was 39.2% compared to 39.1% in fiscal 2003. We anticipate that our effective tax rate during fiscal 2005 will likely remain in the 39-40% range.

        Net earnings during fiscal 2003 included an after-tax gain on sale of discontinued operations of $1.3 million, or $.04 per share (a detailed discussion of this item is included in the Discontinued Operations section). Weighted average shares outstanding were 29.9 million during fiscal 2004 and 29.5 million during fiscal 2003. All per share data is presented on a diluted basis.

Fiscal 2003 versus Fiscal 2002

        All three operating divisions contributed to the increase in revenues during fiscal 2003. Record operating performance from our theatre division and significant improvement in operating results from our hotels and resorts division resulted in an increase in overall operating income, despite decreases in operating income from our limited-service lodging division and a nearly $1.0 million, or 8.9%, increase in our total gas and electric costs for the year. A slight increase in interest expense, investment losses reported during fiscal 2003 and a significantly higher effective income tax rate contributed to our decreased earnings from continuing operations and net earnings during fiscal 2003.

        We recognized a net investment loss of approximately $150,000 during fiscal 2003, compared to investment income of $2.4 million during the prior year. As previously noted, the significant decrease in investment income during fiscal 2003 was primarily the result of a $2.6 million investment loss related to loans to and investments in Baymont Inns & Suites joint ventures and a $494,000 pre-tax investment loss on securities held during fiscal 2003, whose decline in fair value was deemed to be other than temporary.

        Our interest expense totaled $19.6 million for fiscal 2003, representing an increase of $800,000, or 4.4%, over fiscal 2002 interest expense of $18.8 million. The increase in interest expense was the result of our issuance of fixed rate long-term senior notes during the fourth quarter of fiscal 2002 in lieu of lower cost variable interest rate borrowings in place during the majority of fiscal 2002. The resulting increase in interest expense was partially offset by an overall reduction in our long-term debt during fiscal 2003 compared to the prior year, due primarily to reduced capital expenditures during fiscal 2003.

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

Current Plans

        We incurred approximately $51 million in aggregate capital expenditures during fiscal 2004, an increase over the prior two years but below our average of over $100 million per year during the 5-year period from fiscal 1997 through 2001. We currently anticipate that our capital expenditures during fiscal 2005 may increase to the $65 to $75 million range, but we will continue to monitor our operating results and economic conditions so that we can respond appropriately. We have approximately $45 million of current capital projects already underway or approved, and we believe it is likely that we will approve additional maintenance and growth capital projects during fiscal 2005 to reach our estimated capital expenditures of $65 to $75 million.

        Our current strategic plans include the following goals and strategies:

•	Consummating the sale of our limited-service lodging division and evaluating potential uses of the proceeds from the sale. Subject to determination of final closing adjustments, transaction costs, disposition of selected joint ventures and income tax requirements, we currently anticipate receiving net proceeds from this transaction of approximately $310 to $320 million. In addition to actively evaluating potential growth opportunities in Marcus Theatres and Marcus Hotels and Resorts, as noted below, we will consider other potential investments and uses of the funds. At this stage, we have not established an arbitrary deadline for determining the use of the funds, but we would anticipate providing additional direction on this matter during fiscal 2005.

•	Increasing our total number of screens owned or operated to approximately 600 over the next three years while continuing to maximize the return on our significant recent investments in movie theatres through both revenue and cost improvements. We anticipate achieving our growth goals primarily by adding new locations in or near our existing markets and by selectively adding screens to existing locations. We recently began construction on a new 12-screen theatre in Saukville, Wisconsin and announced a new 14-screen location in Green Bay, Wisconsin. We have also identified screen addition projects that may add up to 27 new screens to existing locations over the next two years, along with expansion of our successful large UltraScreens™. Expansion opportunities for the division may also include potential acquisitions and the addition of new management contracts. In order to maintain and enhance the value of our existing theatre assets, we also began work during fiscal 2004 on a program we call Project 2010, a major initiative that will upgrade and remodel 28 of the division’s theatres over the next several years. Each of these updated theatres will feature enhanced art deco facades and luxurious interior design packages that include remodeled lobbies, entries and concession areas equipped with self-serve soft drinks. Our operating plans include a continued emphasis on expanding ancillary revenues, with a particular focus on pre-show advertising revenues which is a rapidly growing source of income for our theatres. As further evidence of our belief in the potential for this revenue source, our theatre division recently purchased a minority interest in Cinema Screen Media, a cinema advertising company that provides pre-show entertainment on our screens and over 3,000 screens nationwide.

•	Maximizing the return on our significant recent investments in hotel projects and doubling the number of rooms either managed or owned by our hotels and resorts division to 6,000 rooms over the next three to five years. Despite a challenging environment for the hotel industry in the last three years, our hotels and resorts division reported its second consecutive year of improvement in operating results during fiscal 2004. Contributing to the improved results has been steady improvement at several of our properties that underwent significant capital improvements just prior to September 11, 2001 (including the Hilton Madison, Hotel Phillips, Timber Ridge Lodge and Hilton Milwaukee). We expect these development projects, plus anticipated improvement at our core properties as business travel improves, to provide continued earnings growth opportunities during fiscal 2005 and beyond. We expect that the majority of our anticipated potential growth in rooms managed will come from management contracts for other owners. In some cases, we may own a partial interest in some of our potentially new managed properties. We continue to pursue a strategy that involves the use of third-party equity funds to invest in existing hotel properties. Under this strategy, we may make limited equity investments and enter into management contracts to manage the properties for the equity funds. Our recent investment in the development of the Platinum Suite Hotel & Spa in Las Vegas, Nevada (described in detail in the hotels and resorts section of this discussion) and our recently announced participation in a joint venture to restore and manage the Skirvin Hotel in Oklahoma City, Oklahoma are consistent with this growth strategy.

        The actual number, mix and timing of potential future new facilities and expansions will depend in large part on industry and economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that our growth goals will continue to evolve and change in response to these and other factors, and there can be no assurance that these current goals will be achieved. The terrorist attacks of September 11, 2001 and the subsequent war on terrorism, combined with the resulting economic downturn that followed the attacks, had an unprecedented impact on the travel and lodging industry. Although we are encouraged by indications that business travel is continuing to improve, we are unable to predict with certainty if or when lodging demand will return to pre-September 11 levels. Any additional domestic terrorist attacks may have a similar or worse effect on the lodging industry than that experienced as a result of the September 11, 2001 attacks.

Theatres

        Our oldest and largest division is our theatre division. The theatre division contributed 38.1% of our consolidated revenues and 63.0% of our consolidated operating income, excluding corporate items, during fiscal 2004. The theatre division operates motion picture theatres in Wisconsin, Illinois, Ohio and Minnesota, and a family entertainment center in Wisconsin. The following tables set forth revenues, operating income, operating margin, screens and theatre locations for the last three fiscal years:

			Change F04 v. F03			Change F03 v. F02
	2004	2003	Amt.	Pct.	2002	Amt.	Pct.
	(in millions, except percentages)
Revenues	$155.7	$150.4	$5.3	3.6%	$147.3	$3.1	2.1%
Operating income	38.9	36.2	2.7	7.7%	34.7	1.5	4.3%
Operating margin	25.0%	24.0%			23.5%

Number of screens and locations at fiscal year-end (1)	2004	2003	2002
Theatre screens	492	488	490
Theatre locations	46	46	47

Average screens per location	10.7	10.6	10.4

(1)	Includes 40 screens at four locations managed for other owners in 2004 and 34 screens at three locations managed for another owner in 2003 and 2002.

        The following table further breaks down revenues for the theatre division for the last three fiscal years:

			Change F04 v. F03			Change F03 v. F02
	2004	2003	Amt.	Pct.	2002	Amt.	Pct.
	(in millions, except percentages)
Box office receipts	$101.1	$98.8	$2.3	2.4%	$96.5	$2.3	2.4%
Concession revenues	46.7	45.6	1.1	2.4%	45.3	0.3	0.6%
Other revenues	7.9	6.0	1.9	31.9%	5.5	0.5	9.2%

Total revenues	$155.7	$150.4	$5.3	3.6%	$147.3	$3.1	2.1%

Fiscal 2004 versus Fiscal 2003

        The increase in theatre division revenues during fiscal 2004 compared to the prior year occurred despite a slight decrease in overall attendance. We opened six new screens at existing theatres during fiscal 2004, including four screens in Menomonee Falls, Wisconsin, one screen in Madison, Wisconsin and our fourth UltraScreen™ at a theatre in Elgin, Illinois. These new screens plus screens added in fiscal 2003 that were not open for a full year last year generated approximately $1.4 million of additional revenues during fiscal 2004. We closed and sold one budget-oriented theatre with six screens during fiscal 2004 and eliminated two screens at two existing theatres in conjunction with a project to convert two small auditoriums into one larger-capacity auditorium at each theatre. Closing those screens and one other theatre during fiscal 2003 negatively impacted comparisons of this year’s theatre division revenues to prior year results by $700,000, although our screen closings had a minimal impact on operating income. As of May 27, 2004, we operated 477 first-run screens and only 15 budget screens. Compared to first-run theatres, budget theatres generally have lower box office revenues and associated film costs, but higher concession sales as a percentage of box office revenue.

        Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. This was evident once again during fiscal 2004. Total theatre attendance was down 2.7%, up 0.9%, down 3.0% and up 5.1% during each of the four fiscal 2004 quarters, respectively, compared to the prior year comparable quarters. With no significant change in the number of competitive screens in our markets, we believe the primary factor contributing to these variations in attendance during fiscal 2004 was the quality and quantity of film product released during the respective quarters compared to the films released during the same quarter last year. Total theatre attendance for the full year decreased 0.4% during fiscal 2004 compared to the prior year and attendance at our comparable screens decreased 0.6%. The traditionally strong movie-going Memorial Day weekend, which was included in our fiscal 2003 fourth quarter last year, occurred during the first quarter of fiscal 2005, negatively impacting this year’s fourth quarter and fiscal 2004 comparisons.

        Despite the slight decrease in attendance, fiscal 2004 still was a record year at the box office for our theatre division. Contributing to our improved results was a 2.8% increase in our average ticket price during fiscal 2004 compared to the prior year. Modest price increases contributed to the average ticket price increase, with the remainder of the increase due to the fact that this year’s first quarter film product included an unusually high number of R-rated movies. Such strong adult admission motion pictures appeal to a smaller audience but result in a higher average ticket price due to fewer child admissions.

        Consistent with prior years in which blockbusters accounted for a significant portion of our total box office, our top 15 performing films accounted for 35% of our fiscal 2004 box office receipts, compared to 36% during fiscal 2003. Four fiscal 2004 films produced box office receipts in excess of $3 million compared to three films during the prior year, but only five films this year produced over $2 million in receipts compared to eight films last year, indicating that we were much more dependent on a few blockbusters during fiscal 2004 compared to the prior year. The following five fiscal 2004 films produced box office receipts in excess of $2 million: Lord of the Rings: Return of the King, Finding Nemo, The Passion of the Christ, Pirates of the Caribbean and Elf. We played 181 films at our theatres during fiscal 2004 compared to 190 during fiscal 2003. Included in the total films played were three and two new IMAX®-exclusive films during each fiscal year, respectively. During fiscal 2005, we plan to convert one of our two IMAX® theatres to an UltraScreen™ and begin showing only non-IMAX® films on the other. In connection with these changes, both of these theatres will stop using the IMAX® name.

        Our average concession sales per person increased 2.7% during fiscal 2004 compared to the prior year. Average concession sales per person are impacted by changes in concession pricing, types of films played and changes in our geographic mix of theatre locations. On average, films that appeal to families and teenagers generally produce better than average concession sales compared to more adult-orientated film product.

        Our theatre division’s operating margin increased to 25.0% during fiscal 2004, compared to 24.0% in fiscal 2003. Contributing to the improved fiscal 2004 operating margin was reduced film rental, concession and advertising costs as a percentage of revenues. Increases in other revenues, which included management fees and pre-show advertising income, also contributed to our improved operating margin. We expect these ancillary revenues to continue to increase during fiscal 2005. If box office and concession revenues continue to improve as they have in recent years, we anticipate that the expected improvements in other revenues and other various cost controls may be enough to offset anticipated increases in labor and health insurance costs, potentially resulting in continued improvement in our theatre division operating margins.

        We continue to use technology to further enhance our operating results. During fiscal 2004, the number of tickets sold over the internet increased by 17%. In addition, we introduced a new stored-value entertainment card during fiscal 2003 which contributed to a nearly 31% increase in gift certificate sales during fiscal 2004. Both of these programs are designed to differentiate our theatres from competing theatres and increase customer loyalty.

        We began operating a new six-screen theatre in Tomah, Wisconsin during fiscal 2004 which is owned by the Ho-Chunk Nation and represents our second management agreement. As noted earlier in the Current Plans section of this discussion, in addition to pursuing additional management contracts, we expect to make selected investments in new locations and new screens at existing strategic locations during fiscal 2005 and beyond. We have also sold a four-screen theatre during the first quarter of fiscal 2005 and identified approximately five other theatres with up to 16 screens that we may close over the next three years with minimal impact on operating results.

        We believe that our long-term competitive position has been strengthened as a result of our significant capital investments over the past few years. Although it is difficult to predict future box office performance, our performance in the first half of this summer was very strong, with seven of the first nine weeks outperforming the comparative week during fiscal 2004. Film product for the remainder of calendar 2004 appears solid. We believe that it is important for this division to have a strong first quarter of fiscal 2005 due to the fact that we will have difficult year-over-year comparisons to films such as Lord of the Rings and The Passion of the Christ later in the year.

Fiscal 2003 versus Fiscal 2002

        The increase in theatre division revenues during fiscal 2003 compared to the prior year occurred despite a slight decrease in overall attendance and a reduction in the number of screens in operation throughout the year. We opened three new screens, including our third UltraScreen™, at a theatre in Appleton, Wisconsin during fiscal 2003, generating $500,000 of additional revenues during the year. We closed one theatre with five screens during fiscal 2003. Closing that theatre and five other theatres during fiscal 2002 negatively impacted comparisons of the theatre division revenues during fiscal 2003 to prior year results by $1.0 million, although our screen closings had a minimal impact on operating income.

        Total theatre attendance decreased 1.3% during fiscal 2003 compared to the prior year and attendance at our comparable locations decreased 0.3%. With no significant change in the number of competitive theatre screens in our markets, the primary factor contributing to the slight decrease in attendance during fiscal 2003 was the quality and quantity of film product released during the fourth quarter compared to the films that generated record performance during the fourth quarter of the prior year. We believe attendance during the fourth quarter was further impacted by the fact that Easter (a time period which historically has higher theatre attendance) was three weeks later than the prior year, effectively shortening the spring film release season. In addition, we believe that television coverage of the war in Iraq also had a negative impact on theatre attendance.

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

        Our top 15 performing films accounted for 36% of our total box office receipts, compared to 37% during fiscal 2002. Three fiscal 2003 films produced box office receipts in excess of $3 million. The following eight fiscal 2003 films produced box office receipts in excess of $2 million: Lord of the Rings: Two Towers, Harry Potter and the Chamber of Secrets, My Big Fat Greek Wedding, Signs, Austin Powers in Goldmember, Matrix Reloaded, Chicago and Catch Me If You Can. We played 190 films at our theatres during fiscal 2003 compared to 183 during fiscal 2002. Included in the total films played were two new IMAX®-exclusive films during each fiscal year, respectively.

        Our theatre division’s operating margin increased to 24.0% during fiscal 2003, compared to 23.5% in fiscal 2002. Contributing to the improved fiscal 2003 operating margin were reduced concession and advertising costs and reduced fixed occupancy costs as a percentage of revenues, partially offset by slightly higher film rental costs. Increases in other revenues also contributed to our improved operating margin.

        During the fourth quarter of fiscal 2002, we entered the theatre management contract business by signing an agreement to manage 34 screens at three Chicago locations for another owner. Due to the timing of this transaction, the management contract had minimal impact on fiscal 2002 operating results but fiscal 2003 results were favorably impacted.

Limited-Service Lodging

        Our second largest division is the limited-service lodging division, which contributed 31.2% of our consolidated revenues and 22.4% of our consolidated operating income, excluding corporate items, during fiscal 2004. The division’s business consists of owning and franchising Baymont Inns & Suites and Woodfield Suites, which respectively operate in the segments of the lodging industry designated as “limited-service mid-price without food and beverage” and “limited-service all-suites.” We also own and operate one Budgetel Inn. The following tables set forth revenues, operating income, operating margin, number of units and rooms data for the limited-service lodging division for the last three fiscal years:

			Change F04 v. F03			Change F03 v. F02
	2004	2003	Amt.	Pct.	2002	Amt.	Pct.
	(in millions, except percentages)
Revenues	$127.8	$126.6	$1.2	0.9%	$125.7	$0.9	0.7%
Operating income	13.8	11.5	2.3	19.9%	13.5	(2.0)	-14.7%
Operating margin	10.8%	9.1%			10.7%

Number of units at fiscal year-end	2004	2003	2002
Baymont Inns & Suites
Company-owned	84	84	85
Managed for joint ventures/others	10	9	9
Franchised	84	87	92

Total Baymont Inns & Suites	178	180	186

Budgetel Inns	1	1	1

Woodfield Suites	7	7	7

Total number of units	186	188	194

Available rooms at fiscal year-end	2004	2003	2002
Baymont Inns & Suites
Company-owned	8,536	8,544	8,681
Managed for joint ventures/others	1,118	1,016	1,012
Franchised	7,060	7,383	7,988

Total Baymont Inns & Suites	16,714	16,943	17,681

Budgetel Inns	83	83	82

Woodfield Suites	889	889	889

Total available rooms	17,686	17,915	18,652

Fiscal 2004 versus Fiscal 2003

        The occupancy percentage (number of occupied rooms as a percentage of available rooms) at comparable Baymont Inns & Suites increased 0.7 percentage points during fiscal 2004 compared to the prior year and the average daily room rate (“ADR”) at comparable Baymont Inns & Suites increased 0.3%. Our ADR for fiscal 2004 for all owned and operated Baymonts was nearly $52, which is approximately 9% lower than our specific set of competitors for the same time period, according to data received from outside industry resources, such as Smith Travel Research. The result of the occupancy and ADR increase was a 1.4% increase in Baymont Inns & Suites revenue per available room, or RevPAR, for comparable Inns for fiscal 2004. RevPAR for comparable Woodfield Suites decreased 2.1% during fiscal 2004 compared to the prior fiscal year, with occupancy percentage equal to last year and ADR down 2.2%.

        We continued to operate in a very challenging environment for lodging, with business travel improving but still below historic levels. Companies continued to respond cautiously to the improving economic environment, dampening room demand and creating significant pricing pressure on existing hotels. Our overall improvement in revenues in the division was primarily driven by leisure customers, as evidenced by improvements in our occupancy percentage on weekends and holiday periods. Our overall increase in Baymont Inns & Suites RevPAR during fiscal 2004 continues to track fairly consistently with the majority of the properties in the limited-service, mid-price segment of the lodging industry. Data received from Smith Travel Research indicates that the Baymont Inns & Suites system, including franchised locations, realized gains in market share during fiscal 2004. We believe that our continued sales and marketing efforts to increase brand awareness, including more effectively utilizing all channels of distribution, continued to introduce our brand and facilities to many new customers and differentiated it from our competitors. Woodfield Suites, which operates at a higher price point than Baymont Inns & Suites and whose results are very dependent upon the mid-week business traveler, was impacted more by the current environment, consistent with others in its industry segment.

        Our limited-service lodging division’s operating income and operating margin increased during fiscal 2004 compared to the prior year due to several factors. Continued cost controls, particularly in our administrative group, and increased income from our franchising operations contributed to the improved performance. Contributing to the increase in franchising income was improved performance by our franchisees, as well as an overall reduction in administrative costs of our franchising operation. Franchising results in each of the last two years also benefited from the inclusion of a termination fee from a former franchisee.

        Although the near-term outlook for the industry and Baymont in particular is uncertain given the current economic climate, our results in the fourth quarter of fiscal 2004 were encouraging. During this final quarter of the year, RevPAR at our Baymont Inns & Suites increased 4.0% and RevPAR at our Woodfield Suites increased 11.2%, an indication that business travel is improving. The significantly reduced supply growth throughout the industry, while slowing our franchising growth, should also favorably impact the operating results of existing hotels as an economic recovery occurs. Our frequent stay program, Guest Ovations™, now has total membership of over 350,000 and contributed approximately 22% of our revenues during fiscal 2004 and over 24% of our revenues during fiscal 2003. Room nights booked through our Baymont web site during fiscal 2004 were nearly 21% ahead of the prior year.

        Three franchised Baymont Inns & Suites were opened during fiscal 2004 and six franchised locations left the system. We opened our first Baymont Inn & Suites in California during fiscal 2004, a joint venture property that has outperformed our expectations during its partial year. Fiscal 2004 revenues were negatively impacted by $360,000 compared to fiscal 2003 as a result of the sale of a Company-owned property midway through fiscal 2003.

        Construction continues during fiscal 2005 on a Company-owned location in downtown Chicago, Illinois that is expected to open during the third quarter of fiscal 2005. This location, which was expected to be our first urban Baymont Inn & Suites, is not included as part of the La Quinta transaction. We are currently evaluating our options for this location, which include other brands besides Baymont. Our hotels and resorts division will take over this project and operation of this property.

Fiscal 2003 versus Fiscal 2002

        The occupancy percentage at comparable Baymont Inns & Suites increased 4.8 percentage points during fiscal 2003 compared to the prior year and the ADR at comparable Baymont Inns & Suites decreased 5.7%. Our ADR for fiscal 2003 was just over $51. The result of the occupancy increase and ADR decline was a 2.6% increase in Baymont Inns & Suites RevPAR for comparable Inns for fiscal 2003. RevPAR for comparable Woodfield Suites decreased 4.5% during fiscal 2003 compared to the prior fiscal year.

        In addition to business travel remaining below historic levels, fiscal 2003 results were further impacted by the uncertainty related to the war with Iraq and the uncertain timing of an economic recovery. These factors further dampened room demand and created significant pricing pressure on existing hotels. Our overall increase in Baymont Inns & Suites RevPAR during fiscal 2003 continued to be better than the results of the majority of the properties in the limited-service, mid-price segment of the lodging industry. Data received from Smith Travel Research indicates that our Company-owned or operated Baymont Inns & Suites realized gains in market share for all four quarters of fiscal 2003.

        In general, we believe that limited-service lodging properties performed better during fiscal 2003 compared to their full-service counterparts as a result of travelers “trading down” from higher priced hotels. We also believe that Baymont, in particular, benefited from the fact that it derives a significant portion of its occupancy from the over-the-road traveler and the majority of its Inns are not in urban and destination resort locations, which were most severely impacted by the aftermath of September 11 and the subsequent economic downturn. Woodfield Suites, as noted earlier, operates at a higher price point than Baymont Inns & Suites and was impacted more by the downturn in the economy, consistent with others in its industry segment.

        Our limited-service lodging division’s operating income and operating margin decreased during fiscal 2003 compared to the prior year due to several factors. Reduced operating income from our Woodfield Suites and our Baymont franchise operations contributed to the decline. In addition, increases to our advertising, utility and insurance costs continued to put pressure on our operating margin. The fact that our revenue increases were the result of increased occupancy rather than our rates also contributed to our lower operating margin, as payroll costs necessary to service the additional occupancy increased. Comparisons of fiscal 2003 results to fiscal 2002 were also negatively impacted by the fact that during fiscal 2003, our property in Salt Lake City, Utah reported incremental operating profits of approximately $300,000 as a result of the Winter Olympics.

        Our frequent stay program, Guest Ovations™, contributed over 24% of our revenues during fiscal 2003 compared to 20% during fiscal 2002. Room nights booked through our reservation center during fiscal 2003 were nearly 26% higher than the prior year. During fiscal 2003, we further enhanced our reservation technology by introducing full two-way connectivity between the reservation center and the individual properties, increasing our ability to offer all available rooms over every available sales channel, including our rapidly growing internet and travel agent sales. In addition, our new Ovations Rooms continued to be well received by our guests and we continued to update the exterior of many of our Company-owned Baymonts with a fresh, new exterior renovation package that has typically resulted in improved operating performance at our older locations.

        Three franchised Baymont Inns & Suites were opened during fiscal 2003. One Company-owned Baymont was sold during fiscal 2003 and eight franchised locations left the system. Fiscal 2003 revenues were negatively impacted by $700,000 compared to fiscal 2002 as a result of the sale of the Company-owned property.

Hotels and Resorts

        The hotels and resorts division contributed 30.4% of our consolidated revenues and 14.6% of our consolidated operating income, excluding corporate items, during fiscal 2004. The hotels and resorts division owns and operates two full-service hotels in downtown Milwaukee, Wisconsin, a full-facility destination resort in Lake Geneva, Wisconsin, a boutique luxury resort in Indian Wells, California, and full-service hotels in Madison, Wisconsin, and downtown Kansas City, Missouri. In addition, we managed five hotels during fiscal 2004 and 2003 and four hotels during fiscal 2002 for other owners. We also manage a vacation ownership development in Lake Geneva, Wisconsin. The following table sets forth revenues, operating income, operating margin and rooms data for the hotels and resorts division for the last three fiscal years:

			Change F04 v. F03			Change F03 v. F02
	2004	2003	Amt.	Pct.	2002	Amt.	Pct.
	(in millions, except percentages)
Revenues	$124.5	$118.5	$6.0	5.0%	$114.9	$3.6	3.1%
Operating income	9.0	8.8	0.2	2.1%	6.3	2.5	40.8%
Operating margin	7.2%	7.4%			5.5%

Available rooms at fiscal year-end	2004	2003	2002
Company-owned	2,074	2,074	2,074
Management contracts	1,036	1,036	1,036

Total available rooms	3,110	3,110	3,110

Fiscal 2004 versus Fiscal 2003

        Division revenues and operating income increased during fiscal 2004 compared to the prior year due to the continued improvement from our newest hotels (the Hotel Phillips, the Hilton Madison at Monona Terrace and our Timber Ridge Lodge management contract) and improved results from our group-oriented hotels and resorts. In addition, fiscal 2004 revenues benefited from increased food and beverage revenues, which is at least partially attributable to the successful introduction of our “chop house” restaurant concept at our Madison and Kansas City hotels. Conversely, reduced revenues at our Miramonte Resort (negatively impacted by construction delays on our new spa) and at our Marcus Vacation Club timeshare development (negatively impacted by reduced tour flow as a result of the new “no-call” laws) negatively impacted the division’s overall operating results. Excluding timeshare revenues, which decreased from $7.4 million during fiscal 2003 to $5.7 million during the current year, total revenues from this division increased 7.0% during fiscal 2004 compared to the prior year. Fiscal 2004 comparisons to the prior year were also unfavorably impacted by approximately $300,000 of preopening expenses related to the new restaurant concepts and by the fact that the division’s fiscal 2003 operating results included approximately $700,000 of favorable real estate tax adjustments, the result of reductions in our tax assessments in the wake of September 11 and the subsequent impact it had on our industry.

        The division’s total RevPAR for Company-owned properties increased 5.9% during fiscal 2004 compared to the prior year. Excluding the Miramonte Resort, which as noted was impacted by construction delays, the division’s total RevPAR increased 7.6%. According to data received from Smith Travel Research, comparable upper upscale hotels experienced an increase in RevPAR of 4.1% during our fiscal 2004. Our hotels and resorts have generally performed at or better than others in our segment of the industry, likely due at least partially to our property and location mix. Our occupancy percentage increased 3.0 percentage points and our ADR also increased 0.7% during fiscal 2004 compared to fiscal 2003.

        As noted in our limited-service lodging discussion, although it continues to be a very challenging environment for hotels, currently the near-term outlook for our properties appears promising. The leisure customer segment has continued to perform well for us and business travel appears to be showing some signs of rebounding. We are encouraged by the fact that our hotels that focus on the individual business traveler, a segment of our customer base that has been lagging the market, showed improvement during fiscal 2004. The group business segment, which is very important to several of our other hotels and resorts, continues to be improved but sporadic. Corporate spending is not yet back to pre-September 11 levels, but it is improving. Our advanced bookings pace at all of our hotels is improved and we are also beginning to note some lengthening of the lead times on advanced bookings for some of the larger conventions and groups. We also anticipate that the performance of our newest hotels will continue to improve. As a result, with cost controls remaining a high priority, subject to economic and industry conditions, we expect our overall operating results and margins to improve in this division during fiscal 2005.

        During the fiscal 2004 third quarter, we announced that we had entered into a joint venture with the developer of the Timber Ridge Lodge to develop a luxury condominium hotel just off the Las Vegas Strip. The Platinum Suite Hotel & Spa will feature 255 condo units, a luxury spa, indoor and outdoor swimming pools, 8,440 square feet of meeting space, including a 4,500 square-foot rooftop terrace overlooking the Strip, restaurants, lounge and upscale bar. The hotel will be located just over one block east of the Strip near Bellagio, Bally’s and Caesars Palace. The condo units are priced between $300,000 and $1.0 million and the hotel will manage a unit rental program for owners which will generate income for the owners from their units.

        We have contributed an initial $3.5 million to this joint venture, representing our 50% share of the land acquisition costs and estimated initial pre-development costs. The initial sales phase of the project began in February with the opening of a sales center and model unit, along with an aggressive marketing program targeting both U.S. and international markets. Our hotels and resorts division operating income was negatively impacted by approximately $400,000 during fiscal 2004, representing our share of the sales and marketing expenses related to this phase of the project. We currently expect our fiscal 2005 operating results to be negatively impacted by approximately the same amount, although the actual timing of these expenditures is subject to change.

        The response to the units has been very positive and, in fact, the project recently sold out. As a result, we believe that project construction should begin this fall, with a targeted opening date of December 2005 or shortly thereafter. We may increase our equity contribution slightly by a yet to be determined amount when construction begins. Upon completion of construction and closing of the condo unit sales, our hotels and resorts division will share in what may be a significant development profit on the project. The division would then manage the hotel for a fee and share in any joint venture earnings on the common areas, such as the restaurants, spa and bars.

        During the fourth quarter of fiscal 2004, the division announced its participation in a joint venture to restore and then manage the Skirvin Hotel in Oklahoma City, the oldest existing hotel in Oklahoma. Renovation of this historic hotel is currently expected to be completed during our fiscal 2006. When completed, this hotel is expected to have 235 rooms and 25,000 square feet of meeting space and is expected to be operated as a Hilton.

        Construction was completed in May on a new spa at our Miramonte Resort. The Well™ is a luxury destination spa that was designed to further enhance this property in the competitive desert market. Since its opening, the spa has been very well received by our guests, as evidenced by increased RevPAR of approximately 8% during June, a historically slow time for this property.

        We continue to maintain our properties consistent with our traditional high standards, making the investments necessary to improve operating results in the future. In addition to normal maintenance projects at all of our properties, plans are currently underway for several significant improvements to our Grand Geneva Resort & Spa during fiscal 2005, including a renovation of its lobby and restaurants. As noted in the Current Plans section of this discussion, we also continue to pursue several new growth opportunities, with a focus on expanding our hotel management business. The number of projects that we are actively exploring continues to increase, which we find encouraging.

Fiscal 2003 versus Fiscal 2002

        Division revenues and operating income increased during fiscal 2003 compared to the prior year due to the added revenues from our newest hotels and improved results from our two Milwaukee hotels. In addition, results from fiscal 2002 included the very difficult weeks and months immediately following September 11, 2001, resulting in favorable comparisons benefiting fiscal 2003. Fiscal 2003 comparisons to the prior year were also favorably impacted by the fact that the division’s fiscal 2002 operating results included approximately $1.1 million of preopening expenses related to the Hotel Phillips and Timber Ridge Lodge.

        Fiscal 2003 continued to be a very challenging environment for hotels, particularly those operating in the upscale segments of the industry. Excluding the Hotel Phillips, which opened during the second quarter of fiscal 2002, the division’s total RevPAR for comparable Company-owned properties during fiscal 2003 decreased 0.5% compared to the prior year. The slight decrease in RevPAR compared to the same period last year was the result of the net effect of slightly decreased occupancy and an overall 1.3% increase in ADR for these comparable properties. We attempted to retain the integrity of our rate structure during a period when others in the industry were heavily discounting, believing that this strategy was in our best long-term interest.

        Major room renovations were completed at two of our premier properties, the Pfister and Grand Geneva, during fiscal 2003. In addition, a new parking structure at the Hilton Milwaukee City Center was opened during the first quarter of fiscal 2003.

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

Discontinued Operations

        On May 24, 2001, we sold our 30 KFC and KFC/Taco Bell 2-in-1 restaurants. The asset purchase agreement with the buyer provided for a potential additional future purchase price payment if certain performance conditions were met. During the first quarter of fiscal 2003, the buyer elected to terminate this provision of the agreement by paying us an additional $2.1 million. As a result, an additional gain on sale of discontinued operations, net of tax, of approximately $1.2 million, or $.04 per share, is included in our reported results for fiscal 2003.

Financial Condition

Liquidity and Capital Resources

        Our lodging and movie theatre businesses each generate significant and relatively consistent daily amounts of cash because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, together with the availability of $101 million of unused credit lines at fiscal 2004 year-end, should be adequate to support the ongoing operational liquidity needs of our businesses.

        During the fourth quarter of fiscal 2004, we replaced an expiring five-year, $125 million credit facility with a new five-year, $125 million agreement. The terms of the new credit facility are similar to the expiring facility. Borrowings under the new facility bear interest at LIBOR plus a margin which adjusts based on our borrowing levels. The new agreement matures in April 2009 and requires an annual facility fee of 0.20% on the total commitment.

        Net cash provided by operating activities increased by $20.3 million, or 28.4%, to $91.9 million during fiscal 2004, compared to $71.6 million during fiscal 2003. The increase was due primarily to improved operating results and a favorable timing difference in collections of accounts and notes receivable, partially offset by an unfavorable timing difference in the payment of accounts payable.

        Net cash used in investing activities during fiscal 2004 increased by $26.6 million, or 134.8%, to $46.3 million. The increase in net cash used in investing activities was primarily the result of increased capital expenditures and purchases of interests in joint ventures, in addition to a small reduction in net proceeds from disposals of property, equipment and other assets. Cash proceeds from the disposals of property, equipment and other assets totaled $8.8 million and $11.8 million during fiscal 2004 and 2003, respectively. The cash proceeds received during fiscal 2004 were primarily the result of the sale of a theatre and six excess parcels of land. The cash proceeds received during fiscal 2003 were primarily the result of the sale of a former theatre location, one Company-owned Baymont Inn, several former restaurant locations, excess parcels of land and the additional payment received on the sale of our KFC restaurants.

        Total capital expenditures (including normal continuing capital maintenance projects) of $50.9 million and $26.0 million were incurred in fiscal 2004 and 2003, respectively. Capital expenditures during fiscal 2004 included $32.7 million incurred in the limited-service lodging division, including the construction at the downtown Chicago project and a significant number of regularly scheduled maintenance projects. In addition, capital expenditures of $6.8 million were incurred in the hotels and resorts division, including construction of the new spa at the Miramonte Resort. Also, capital expenditures of $11.0 million were incurred by the theatre division to fund the four-screen addition to the Menomonee Falls, Wisconsin theatre, the Elgin, Illinois UltraScreen™, several interior remodeling projects as well as ongoing maintenance capital projects. In addition to capital expenditures, we also incurred $4.5 million during fiscal 2004 on the purchase of interests in joint ventures, including our interest in the Las Vegas project for our hotels and resorts division and our interest in a theatre advertising company for our theatre division. During fiscal 2003, $12.0 million of capital expenditures was incurred for limited-service lodging division projects, $6.7 million for hotels and resorts division projects and $4.2 million for theatre division projects.

        Pending a decision regarding the use of the projected proceeds from the proposed Baymont transaction, total capital expenditures in fiscal 2005 are currently expected to be as high as $65 to $75 million and are expected to be funded by cash generated from operations, net proceeds from the disposal of selected assets and project-related borrowings. Of this amount, approximately $45 million of capital projects are already underway or approved, including a new theatre, multiple screen additions at existing theatres, several hotels and resorts projects including a lobby remodeling at the Grand Geneva Resort & Spa, and completion of the downtown Chicago hotel project. The remaining capital is expected to be divided across our theatre and hotels and resorts divisions and will include selected theatre screen additions and potential new locations, potential strategic equity investments in hotel projects, and maintenance and project capital.

        Principally as a result of our increased cash provided by operating activities during fiscal 2004, our total debt decreased to $237.1 million at the close of fiscal 2004, compared to $276.2 million at the end of fiscal 2003. Net cash used in financing activities in fiscal 2004 totaled $42.0 million, compared to $51.4 million in fiscal 2003. During fiscal 2004, we received $10.8 million of net proceeds from the issuance of notes payable and long-term debt, compared to only $551,000 during fiscal 2003. The fiscal 2004 proceeds were from mortgage debt related to the Chicago development. We made total principal payments on notes payable and long-term debt of $49.3 million and $46.9 million during fiscal 2004 and 2003, respectively, representing the payment of current maturities and payment of borrowings on commercial paper and revolving credit facilities with the excess operating cash flow available. Our debt-capitalization ratio was 0.38 at May 27, 2004, compared to 0.43 at the prior fiscal year end. Based upon our current expectations for fiscal 2005 capital expenditure levels and potential asset sales proceeds, including the estimated net proceeds from the Baymont transaction, we anticipate our long-term debt total and debt-capitalization ratio to decrease further during fiscal 2005. It is our current expectation that we will repay any outstanding short-term debt upon receipt of the proceeds from the Baymont sale. As of May 27, 2004, approximately $23.6 million of short-term debt, in the form of commercial paper borrowings, was outstanding. Our actual long-term debt total and debt-capitalization ratio at the end of fiscal 2005 will be dependent upon our decisions regarding the use of the Baymont sale proceeds.

        During fiscal 2004, we repurchased 34,000 shares of our Common Stock for approximately $512,000 in conjunction with the exercise of stock options, compared to 26,000 shares of Common Stock repurchased for approximately $386,000 during fiscal 2003. Through May 27, 2004, our Board of Directors has authorized the repurchase of up to 4.7 million shares of our outstanding Common Stock. As of May 27, 2004, approximately 1.9 million shares remained available under these authorizations for repurchase. Any such repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

Contractual Obligations

        We have obligations and commitments to make future payments under debt, operating leases and construction commitments. The following schedule details these obligations at May 27, 2004 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$237,122	$26,321	$64,629	$89,572	$56,600
Operating lease obligations	50,067	2,744	6,151	5,935	35,237
Construction commitments	11,594	11,594	--	--	--

Total contractual obligations	$298,783	$40,659	$70,780	$95,507	$91,837

        Included in our long-term debt totals are commercial paper borrowings issued through agreements with two banks. We have included these borrowings with long-term debt because we have the ability and intent to replace the borrowings with long-term borrowings under our credit lines. At the end of fiscal 2003, we classified $38.0 million of outstanding commercial paper borrowings and $16.4 million of term note borrowings as due in less than one year because our then-current revolving credit agreement and related term note were due to expire late in fiscal 2004. The term note was paid off during fiscal 2004 and we executed a new credit agreement during fiscal 2004 that effectively extend the maturity dates of the commercial paper borrowings. Additional detail describing our long-term debt is included in Note 4 to our consolidated financial statements.

        As of May 27, 2004, we had no additional material purchase obligations other than those created in the ordinary course of business related to property and equipment, which generally have terms of less than 90 days. We also have long-term obligations related to our employee benefit plans, which are discussed in detail in Note 6 of our consolidated financial statements.

        We guarantee debt of our 50% unconsolidated joint ventures and other entities. Our joint venture partners also guarantee all or a portion of this same debt. During fiscal 2004, we paid $930,000 in connection with our guarantee of debt on a joint venture that was liquidated. The following schedule details our guarantee obligations at May 27, 2004 (in thousands):

	Expirations by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Guarantee obligations	$15,067	$604	$6,574	$4,184	$3,705

Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk related to changes in interest rates and we manage our exposure to this market risk through the monitoring of available financing alternatives.

        Variable interest rate debt outstanding as of May 27, 2004 was $35.1 million, carried an average interest rate of 2.60%, and represented 14.8% of our total debt portfolio. Our earnings are affected by changes in short-term interest rates as a result of our borrowings under our revolving credit agreements, floating-rate mortgages, industrial development revenue bonds and unsecured term notes.

        Fixed interest rate debt totaled $202.0 million as of May 27, 2004, carried an average interest rate of 7.38% and represented 85.2% of our total debt portfolio. Fixed interest rate debt included the following: senior notes bearing interest monthly at 10.22%, maturing in 2005; senior notes which bear interest semiannually at fixed rates ranging from 6.66% to 7.93%, maturing in 2008 through 2014; and fixed rate mortgages and other debt instruments bearing interest from 6.15% to 7.68%, maturing in 2006 through 2009. The fair value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of our $194.2 million of senior notes is approximately $208.6 million. Based upon the respective rates and prepayment provisions of our remaining fixed interest rate senior notes and mortgages at May 27, 2004, the carrying amounts of such debt approximates fair value.

        The variable interest rate debt and fixed interest rate debt outstanding as of May 27, 2004 matures as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Variable interest rate	$415	$10,958	$147	$--	$23,618	$--	$35,138
Fixed interest rate	25,906	25,128	28,396	34,216	31,738	56,600	201,984

Total debt	$26,321	$36,086	$28,543	$34,216	$55,356	$56,600	$237,122

        On May 3, 2002, we terminated a swap agreement that had effectively converted $25 million of our borrowings under revolving credit agreements from floating-rate debt to a fixed-rate basis. The fair value of the swap on the date of the termination was a liability of $2.8 million. The remaining loss in other comprehensive income at May 27, 2004 of $615,000 ($370,000 net of tax) will be reclassified into earnings as interest expense through November 15, 2005, the remaining life of the original hedge, as interest payments affect earnings. We expect to reclassify approximately $432,000 ($259,000 net of tax) of loss into earnings during fiscal 2005. We had no outstanding interest rate swap agreements at May 27, 2004.

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

•	We review long-lived assets, including fixed assets, goodwill, investments in joint ventures and receivables from joint ventures, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. In assessing the recoverability of these assets, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to factors such as economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. During fiscal 2003, we recorded a before-tax reserve for bad debts on receivables from joint ventures of $2.0 million and a before-tax impairment charge of $600,000 on investments in joint ventures.

•	We sponsor an unfunded nonqualified defined-benefit pension plan covering certain employees who meet eligibility requirements. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate and rate of future compensation increases as determined by us, within certain guidelines. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may impact the amount of pension expense recorded by us.

•	We maintain insurance coverage for workers compensation and general liability claims utilizing a retroactive insurance policy. Under this policy, we are responsible for all claims up to our stop loss limitation of $250,000. It is not uncommon for insurance claims of this type to be filed months or even years after the initial incident may have occurred. It also can take many months or years before some claims are settled. As a result, we must estimate our potential self-insurance liability based upon several factors, including historical trends, our knowledge of the individual claims and likelihood of success, and our insurance carrier’s judgment regarding the reserves necessary for individual claims. Actual claim settlements may differ from our estimates.

•	We offer health insurance coverage to our associates under a variety of different fully-insured HMOs and self-insured fee-for-service plans. Under the fee-for-service plans, we are responsible for all claims up to our stop loss limitation of $100,000. Our health insurance plans are set up on a calendar year basis. As a result, we must estimate our potential health self-insurance liability based upon several factors, including historical trends, our knowledge of the potential impact of changes in plan structure and our judgment regarding the portion of the total cost of claims that will be shared with associates. Actual differences in any of these factors may impact the amount of health insurance expense recorded by us.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The information required by this item is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” above.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
    of The Marcus Corporation

We have audited the accompanying consolidated balance sheets of The Marcus Corporation (the Company) as of May 27, 2004 and May 29, 2003, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended May 27, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at May 27, 2004 and May 29, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 27, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
July 20, 2004

THE MARCUS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	May 27, 2004	May 29, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,629	$6,039
Accounts and notes receivable, net of reserves (Note 3)	12,818	26,059
Receivables from joint ventures, net of reserves (Note 9)	2,939	3,626
Refundable income taxes	--	4,032
Real estate and development costs	6,438	5,338
Other current assets	6,328	5,771

Total current assets	38,152	50,865
PROPERTY AND EQUIPMENT, NET (Note 3)	654,479	655,803
OTHER ASSETS:
Investments in joint ventures (Note 9)	6,483	1,880
Goodwill	11,773	11,773
Other (Note 3)	33,982	35,136

Total other assets	52,238	48,789

Total assets	$744,869	$755,457

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable (Note 9)	$2,066	$1,465
Accounts payable	17,516	20,723
Income taxes	1,172	--
Taxes other than income taxes	13,717	13,682
Accrued compensation	8,614	7,097
Other accrued liabilities (Note 3)	14,809	11,013
Current maturities of long-term debt (Note 4)	26,321	72,906

Total current liabilities	84,215	126,886
LONG-TERM DEBT (Note 4)	210,801	203,307
DEFERRED INCOME TAXES (Note 7)	40,410	38,768
DEFERRED COMPENSATION AND OTHER (Note 6)	15,720	16,596
COMMITMENTS, LICENSE RIGHTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY (Note 5):
Preferred Stock, $1 par; authorized 1,000,000 shares; none	--	--
issued
Common Stock:
Common Stock, $1 par; authorized 50,000,000 shares; issued
21,865,853 shares in 2004 and 21,684,328 shares in 2003	21,866	21,684
Class B Common Stock, $1 par; authorized 33,000,000
shares; issued and outstanding 9,323,660 shares in
2004 and 9,505,185 shares in 2003	9,324	9,506
Capital in excess of par	42,952	41,751
Retained earnings	333,171	314,903
Accumulated other comprehensive loss	(289)	(2,181)

	407,024	385,663
Less unearned compensation on Restricted Stock	(630)	--
Less cost of Common Stock in treasury (1,356,620 shares in
2004 and 1,687,595 shares in 2003)	(12,671)	(15,763)

Total shareholders' equity	393,723	369,900

Total liabilities and shareholders' equity	$744,869	$755,457

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Year ended
	May 27, 2004	May 29, 2003	May 30, 2002
REVENUES:
Rooms and telephone	$175,112	$172,002	$170,332
Theatre admissions	101,144	98,811	96,502
Theatre concessions	46,696	45,590	45,332
Food and beverage	36,602	33,487	31,812
Other revenues	49,653	47,025	45,855

Total revenues	409,207	396,915	389,833
COSTS AND EXPENSES:
Rooms and telephone	81,837	79,816	79,359
Theatre operations	77,944	76,371	73,401
Theatre concessions	10,209	10,198	10,370
Food and beverage	29,058	26,465	25,995
Advertising and marketing	28,484	29,517	27,220
Administrative	41,900	40,781	39,963
Depreciation and amortization	46,036	45,365	44,887
Rent (Note 8)	2,443	2,407	2,958
Property taxes	15,338	15,204	16,339
Preopening expenses	423	60	1,143
Other operating expenses	22,111	21,346	20,740

Total costs and expenses	355,783	347,530	342,375

OPERATING INCOME	53,424	49,385	47,458
OTHER INCOME (EXPENSE):
Investment income (loss)	1,738	(158)	2,353
Interest expense	(16,874)	(19,642)	(18,807)
Gain on disposition of property and equipment and
investments in joint ventures	2,174	2,111	2,496

	(12,962)	(17,689)	(13,958)

EARNINGS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	40,462	31,696	33,500
INCOME TAXES (Note 7)	15,851	12,389	11,040

EARNINGS FROM CONTINUING OPERATIONS	24,611	19,307	22,460

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (continued)
(in thousands, except per share data)

	Year ended
	May 27, 2004	May 29, 2003	May 30, 2002
DISCONTINUED OPERATIONS (Note 2):
Gain on sale of discontinued operations, net of
income taxes of $801	$--	$1,249	$--

EARNINGS FROM DISCONTINUED OPERATIONS	--	1,249	--

NET EARNINGS	$24,611	$20,556	$22,460

EARNINGS PER COMMON SHARE - BASIC:
Continuing operations	$0.83	$0.66	$0.77
Discontinued operations	--	0.04	--

Net earnings per share	$0.83	$0.70	$0.77

EARNINGS PER COMMON SHARE - DILUTED:
Continuing operations	$0.82	$0.66	$0.76
Discontinued operations	--	0.04	--

Net earnings per share	$0.82	$0.70	$0.76

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation on Restricted Stock	Treasury Stock	Total
BALANCES AT MAY 31, 2001	$19,618	$11,572	$41,062	$284,402	$(201)	$--	$(18,752)	$337,701
Cash dividends:
$.20 per share Class B Common Stock	--	--	--	(1,962)	--	--	--	(1,962)
$.22 per share Common Stock	--	--	--	(4,277)	--	--	--	(4,277)
Exercise of stock options	--	--	182	--	--	--	1,085	1,267
Purchase of treasury stock	--	--	--	--	--	--	(225)	(225)
Savings and profit-sharing contribution	--	--	189	--	--	--	320	509
Reissuance of treasury stock	--	--	90	--	--	--	170	260
Conversions of Class B Common Stock	1,966	(1,966)	--	--	--	--	--	--
Components of comprehensive income:
Net earnings	--	--	--	22,460	--	--	--	22,460
Change in unrealized loss on available
for sale investments, net of tax	--	--	--	--	22	--	--	22
effect of $15
Cumulative effect of change in
accounting for interest rate swap,
net of tax benefit of $732 (Note 4)	--	--	--	--	(1,098)	--	--	(1,098)
Change in fair value of interest rate
swap, net of tax benefit of $384	--	--	--	--	(577)	--	--	(577)
(Note 4)
Amortization of loss on swap
agreement, net of tax effect of $131	--	--	--	--	197	--	--	197
(Note 4)
Minimum pension liability, net of tax
benefit of $139	--	--	--	--	(209)	--	--	(209)

Total comprehensive income	20,795

BALANCES AT MAY 30, 2002	21,584	9,606	41,523	300,623	(1,866)	--	(17,402)	354,068
Cash dividends:
$.20 per share Class B Common Stock	--	--	--	(1,905)	--	--	--	(1,905)
$.22 per share Common Stock	--	--	--	(4,371)	--	--	--	(4,371)
Exercise of stock options	--	--	(59)	--	--	--	1,408	1,349
Purchase of treasury stock	--	--	--	--	--	--	(386)	(386)
Savings and profit-sharing contribution	--	--	208	--	--	--	446	654
Reissuance of treasury stock	--	--	79	--	--	--	171	250
Conversions of Class B Common Stock	100	(100)	--	--	--	--	--	--
Components of comprehensive income:
Net earnings	--	--	--	20,556	--	--	--	20,556
Change in unrealized loss on available
for sale investments, net of tax	--	--	--	--	179	--	--	179
effect of $118
Amortization of loss on swap
agreement, net of tax effect of $471	--	--	--	--	706	--	--	706
(Note 4)
Minimum pension liability, net of tax
benefit of $787	--	--	--	--	(1,200)	--	--	(1,200)

Total comprehensive income	20,241

BALANCES AT MAY 29, 2003	21,684	9,506	41,751	314,903	(2,181)	--	(15,763)	369,900
Cash dividends:
$.20 per share Class B Common Stock	--	--	--	(1,875)	--	--	--	(1,875)
$.22 per share Common Stock	--	--	--	(4,468)	--	--	--	(4,468)
Exercise of stock options	--	--	537	--	--	--	2,597	3,134
Purchase of treasury stock	--	--	--	--	--	--	(512)	(512)
Savings and profit-sharing contribution	--	--	302	--	--	--	390	692
Reissuance of treasury stock	--	--	99	--	--	--	149	248
Issuance of Restricted Stock	--	--	263	--	--	(731)	468	--
Amortization of unearned compensation on
Restricted Stock	--	--	--	--	--	101	--	101
Conversions of Class B Common Stock	182	(182)	--	--	--	--	--	--
Components of comprehensive income:
Net earnings	--	--	--	24,611	--	--	--	24,611
Change in unrealized gain on available
for sale investments, net of tax effect	--	--	--	--	151	--	--	151
of $101
Amortization of loss on swap
agreement, net of tax effect of $269	--	--	--	--	402	--	--	402
(Note 4)
Minimum pension liability, net of tax
effect of $880	--	--	--	--	1,339	--	--	1,339

Total comprehensive income	26,503

BALANCES AT MAY 27, 2004	$21,866	$9,324	$42,952	$333,171	$(289)	$(630)	$(12,671)	$393,723

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended
	May 27, 2004	May 29, 2003	May 30, 2002
OPERATING ACTIVITIES
Net earnings	$24,611	$20,556	$22,460
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Losses on loans to and investments in joint
ventures, net of distributions	1,051	3,229	2,551
Gain on disposition of property, equipment
and investments in joint ventures	(2,174)	(4,161)	(2,496)
Amortization of loss on swap agreement	671	1,177	328
Amortization of unearned compensation on
Restricted Stock	101	--	--
Depreciation and amortization	46,036	45,365	44,887
Deferred income taxes	1,252	460	5,984
Deferred compensation and other	1,423	3,513	1,170
Contribution of the Company's stock to
savings and profit-sharing plan	692	654	509
Loss on available for sale securities	--	494	--
Changes in operating assets and liabilities:
Accounts and notes receivable	13,367	(2,083)	(1,837)
Real estate and development costs	(1,100)	(2,806)	2,467
Other current assets	(557)	(1,259)	180
Accounts payable	(3,207)	3,512	88
Income taxes	4,344	2,892	(3,916)
Taxes other than income taxes	35	(265)	717
Accrued compensation	1,517	542	986
Other accrued liabilities	3,796	(252)	(1,008)

Total adjustments	67,247	51,012	50,610

Net cash provided by operating activities	91,858	71,568	73,070
INVESTING ACTIVITIES
Capital expenditures	(50,915)	(26,004)	(48,899)
Net proceeds from disposals of property, equipment
and other assets	8,751	11,752	1,666
Decrease (increase) in other assets	1,187	(3,003)	(4,422)
Purchase of interest in joint ventures	(4,500)	(649)	--
Payment on joint venture debt guarantee	(930)	--	--
Cash received from (advanced to) joint ventures	102	(1,819)	(1,013)

Net cash used in investing activities	(46,305)	(19,723)	(52,668)
FINANCING ACTIVITIES
Debt transactions:
Net proceeds from issuance of notes payable and
long-term debt	10,840	551	75,000
Principal payments on notes payable and long-term debt	(49,330)	(46,908)	(83,559)
Payment on swap agreement termination	--	--	(2,791)
Equity transactions:
Treasury stock transactions, except for stock options	(264)	(136)	35
Exercise of stock options	3,134	1,349	1,267
Dividends paid	(6,343)	(6,276)	(6,239)

Net cash used in financing activities	(41,963)	(51,420)	(16,287)

Net increase in cash and cash equivalents	3,590	425	4,115
Cash and cash equivalents at beginning of year	6,039	5,614	1,499

Cash and cash equivalents at end of year	$9,629	$6,039	$5,614

See accompanying notes.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 27, 2004

1. Description of Business and Summary of Significant Accounting Policies

Description of Business – The Marcus Corporation and its subsidiaries (the Company) operate principally in three business segments:

Limited-Service Lodging: Operates and franchises lodging facilities, under the names Baymont Inns, Baymont Inns & Suites, Budgetel Inn and Woodfield Suites, located in 32 states.

Theatres: Operates multiscreen motion picture theatres in Wisconsin, Illinois, Ohio and Minnesota and a family entertainment center in Wisconsin.

Hotels and Resorts: Owns and operates full service hotels and resorts in Wisconsin, Missouri and California, manages full service hotels in Wisconsin, Minnesota, Texas and California and operates a vacation ownership development in Wisconsin.

Principles of Consolidation – The consolidated financial statements include the accounts of The Marcus Corporation and all of its subsidiaries. Investments in affiliates which are 50% or less owned by the Company for which the Company exercises significant influence or for which the affiliate maintains separate equity accounts, are accounted for on the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year – The Company reports on a 52/53-week year ending the last Thursday of May. All segments had a 52-week year in fiscal 2004, 2003 and 2002.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents – The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Financial Instruments – The carrying value of the Company’s financial instruments (including cash and cash equivalents, accounts receivable, notes receivable and investments) and accounts payable approximates fair value. The fair value of the Company’s $194,243,000 of senior notes is approximately $208,627,000 at May 27, 2004. The carrying amounts of the Company’s remaining long-term debt based on the respective rates and prepayment provisions of the senior notes due May 31, 2005, approximate their fair value.

Accounts and Notes Receivable – The Company evaluates the collectibility of its accounts and notes receivable based on a number of factors. For larger accounts, an allowance for doubtful accounts is recorded based on the applicable parties’ ability and likelihood to pay based on management’s review of the facts. For all other accounts, the Company recognizes an allowance based on length of time the receivable is past due based on historical experience and industry practice.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. For the purpose of determining fair value, defined as the amount at which an asset or group of assets could be bought or sold in a current transaction between willing parties, the Company utilizes currently available market valuations of similar assets in its respective industries, often expressed as a given multiple of operating cash flow. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of May 27, 2004, May 29, 2003, and May 30, 2002, and determined that there was no significant impact on the Company’s results of operations, other than the joint venture investment charge during fiscal 2003 described in Note 9.

Intangible Assets – The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective June 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company completed the transitional impairment test in fiscal 2002 and performed an annual impairment test as of the Company’s year-end date in fiscal 2004, 2003 and 2002 and deemed that no impairment loss was necessary. With the adoption of SFAS No. 142, the Company ceased amortization of goodwill with a net book value of $11,806,000 as of June 1, 2001. The majority of the Company’s goodwill relates to its Theatres segment.

Capitalization of Interest – The Company capitalizes interest during construction periods by adding such interest to the cost of property and equipment. Interest of approximately $296,000, $91,000 and $715,000 was capitalized in fiscal 2004, 2003 and 2002, respectively.

Investments – Available for sale securities are stated at fair market value, with unrealized gains and losses reported as a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method. Realized gains and losses and declines in value judged to be other-than-temporary are included in investment income (loss). The Company evaluates securities for other-than-temporary impairment on a periodic basis and principally considers the type of security, the severity of the decline in fair value and the duration of the decline in fair value in determining whether a security’s decline in fair value is other-than-temporary. In fiscal 2003, the Company recognized a $494,000 other-than-temporary investment loss on a security whose market value was substantially below cost.

Revenue Recognition – The Company recognizes revenue from its rooms as earned on the close of business each day. Revenues from theatre admissions, concessions and food and beverage sales are recognized at the time of sale. Revenues from advanced ticket and gift certificate sales are recorded as deferred revenue and are recognized when tickets or gift certificates are used or expire.

The following are included in other revenues:

The Company has entered into franchise agreements that grant to franchisees the right to own and operate a Baymont Inn or Baymont Inn & Suites at a particular location for a specified term, as defined in the license agreement. An initial franchise fee, as defined in the license agreement, is also collected upon receipt of a prospective licensee’s application and is recognized as income when operations commence. Royalty and marketing fee assessments are recognized when actually earned and are receivable from the franchisee.

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

When minimum sales levels are met, revenues are recognized on the percentage-of-completion or accrual methods. Development costs, including construction costs, interest and other carrying costs, which are allocated based on relative sales values, are included as real estate and development costs in the accompanying consolidated balance sheets.

Advertising and Marketing Costs – The Company generally expenses all advertising and marketing costs as incurred.

Depreciation and Amortization – Depreciation and amortization of property and equipment are provided using the straight-line method over the following estimated useful lives:

Years
Land improvements	15 - 39
Buildings and improvements	25 - 39
Leasehold improvements	3 - 39
Furniture, fixtures and equipment	3 - 20

Preopening Expenses – Costs incurred prior to opening new or remodeled facilities are expensed as incurred.

Earnings Per Share (EPS) – Basic EPS is computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and non-vested restricted stock.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

The following table illustrates the computation of basic and dilutive earnings per share for earnings from continuing operations and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	May 27, 2004	May 29, 2003	May 30, 2002
	(in thousands, except per share data)
Numerator:
Earnings from continuing operations	$24,611	$19,307	$22,460

Denominator:
Denominator for basic EPS	29,630	29,388	29,245
Effect of dilutive employee stock options and
non-vested restricted stock	220	161	225

Denominator for diluted EPS	29,850	29,549	29,470

Earnings per share from continuing operations:
Basic	$0.83	$0.66	$0.77
Diluted	$0.82	$0.66	$0.76

Options to purchase 280,701 shares, 627,926 shares and 396,002 shares of common stock at prices ranging from $16.07 to $18.13 per share, $14.25 to $18.13 per share and $14.38 to $18.13 per share were outstanding at May 27, 2004, May 29, 2003, and May 30, 2002, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares, and, therefore, the effect would be antidilutive.

Comprehensive Income – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	May 27, 2004	May 29, 2003
	(in thousands)
Unrealized gain on available for sale investments	$151	$--
Unrecognized loss on interest rate swap agreement	(370)	(772)
Minimum pension liability	(70)	(1,409)

	$(289)	$(2,181)

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

Pro forma information regarding net earnings and earnings per share required by SFAS No. 123, “Accounting for Stock-Based Compensation,” has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 3.3%, 2.5% and 4.5% for fiscal 2004, 2003 and 2002, respectively; a dividend yield of 1.5%, 1.6% and 1.5% for fiscal 2004, 2003 and 2002, respectively; volatility factors of the expected market price of the Company’s Common Stock of 45%, 45% and 42% for fiscal 2004, 2003 and 2002, respectively; and an expected life of the option of approximately five years in fiscal 2004 and six years in fiscal 2003 and 2002.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the Company’s pro forma earnings and earnings per share would have been as follows:

	Year ended
	May 27, 2004	May 29, 2003	May 30, 2002
	(in thousands, except per share data)
Net earnings, as reported	$24,611	$20,556	$22,460
Deduct: stock-based employee compensation expense
determined under the fair value method for all
option awards, net of related tax effects	(1,071)	(1,189)	(1,145)

Pro forma net earnings	$23,540	$19,367	$21,315

Earnings per share:
Basic - as reported	$0.83	$0.70	$0.77
Basic - pro forma	$0.79	$0.66	$0.73
Diluted - as reported	$0.82	$0.70	$0.76
Diluted - pro forma	$0.79	$0.66	$0.72

New Accounting Pronouncements – In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires variable interest entities to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. The adoption of the provisions of FIN 46 in fiscal 2004 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

2. Discontinued Operations

On May 24, 2001, the Company sold its 30 KFC and KFC/Taco Bell 2-in-1 restaurants. The asset purchase agreement provided for a potential additional future purchase price payment to the Company if certain performance conditions were met. The Company received additional proceeds of $2,050,000 on July 9, 2002, pursuant to this agreement and recognized an additional gain on the sale of the restaurant segment of $1,249,000, net of income taxes of $801,000. The gain is presented as discontinued operations in the accompanying consolidated financial statements.

3. Additional Balance Sheet Information

The composition of accounts and notes receivable is as follows:

	May 27, 2004	May 29, 2003
	(in thousands)
Trade receivables, net of allowance of $650 and $610, respectively	$6,533	$5,299
Current notes receivable for interval ownership	1,146	1,112
Other notes receivables	685	9,915
Other receivables	4,454	9,733

	$12,818	$26,059

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Additional Balance Sheet Information (continued)

The composition of property and equipment, which is stated at cost, is as follows:

	May 27, 2004	May 29, 2003
	(in thousands)
Land and improvements	$86,321	$88,997
Buildings and improvements	630,683	623,156
Leasehold improvements	9,294	9,010
Furniture, fixtures and equipment	297,201	272,961
Construction in progress	19,689	6,850

	1,043,188	1,000,974
Less accumulated depreciation and amortization	388,709	345,171

	$654,479	$655,803

The composition of other assets is as follows:

	May 27, 2004	May 29, 2003
	(in thousands)
Favorable lease rights	$13,353	$13,353
Long-term notes receivable for interval ownership, net	6,275	6,664
Split dollar life insurance policies	4,870	4,931
Other assets	9,484	10,188

	$33,982	$35,136

The Company’s long-term notes receivable for interval ownership are net of a reserve for uncollectible amounts of $760,000 and $718,000 as of May 27, 2004 and May 29, 2003, respectively. The notes bear fixed-rate interest between 11.79% and 16.90% over the seven-year or ten-year terms of the loans. The weighted-average rate of interest on outstanding notes receivable for interval ownership is 15.21%. The notes are collateralized by the underlying vacation intervals.

The Company also has deferred revenue of $4,755,000 and $3,305,000, which is included in other accrued liabilities, as of May 27, 2004 and May 29, 2003, respectively.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Long-Term Debt

Long-term debt is summarized as follows:

	May 27, 2004	May 29, 2003
	(in thousands, except payment data)
Mortgage notes due 2009	$13,464	$3,602
Industrial Development Revenue Bonds due 2006	1,110	1,554
Senior notes due May 31, 2005, with monthly principal and
interest payments of $362,000, bearing interest at 10.22%	4,441	8,128
Senior notes	194,243	205,000
Unsecured term notes	--	19,629
Commercial paper	23,618	37,984
Other	246	316

	237,122	276,213
Less current maturities	26,321	72,906

	$210,801	$203,307

The mortgage notes, both fixed rate and adjustable, bear interest from 4.75% to 7.68% at May 27, 2004. The Industrial Development Revenue Bonds bear interest at adjustable rates from 3.68% to 3.92%. The mortgage notes and the Industrial Development Revenue Bonds are secured by the related land, buildings and equipment.

The $194,243,000 of senior notes maturing in 2008 through 2014 require annual principal payments in varying installments and bear interest payable semiannually at fixed rates ranging from 6.66% to 7.93%, with a weighted-average fixed rate of 7.32% at May 27, 2004.

The Company issues commercial paper through an agreement with two banks, up to a maximum of $65,000,000, which bears interest at rates ranging from 1.35% to 1.40% at May 27, 2004. The agreements require the Company to maintain unused bank lines of credit at least equal to the principal amount of outstanding commercial paper.

At May 27, 2004, the Company had a credit line totaling $125,000,000 in place. No borrowings are outstanding on the $125,000,000 line, which bears interest at LIBOR plus a margin which adjusts based on the Company’s borrowing levels. This agreement matures in April 2009 and requires an annual facility fee of 0.20% on the total commitment. Based on commercial paper outstanding, availability under the line at May 27, 2004, totaled $101,382,000.

The Company has the ability and intent to replace commercial paper borrowings with long-term borrowings under its credit line. Accordingly, the Company has classified these borrowings at May 27, 2004 as long-term. As of May 29, 2003, the Company classified outstanding borrowings under commercial paper agreements, backed by unused lines of credit, as current, pending the new revolving credit agreement entered into during fiscal 2004.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Long-Term Debt (continued)

Scheduled annual principal payments on long-term debt for the years subsequent to May 27, 2004, are:

Fiscal Year	(in thousands)
2005	$26,321
2006	36,086
2007	28,543
2008	34,216
2009	55,356
Thereafter	56,600

$237,122

Interest paid, net of amounts capitalized, in fiscal 2004, 2003 and 2002 totaled $16,422,000, $18,450,000 and $17,581,000, respectively.

On June 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires the Company to recognize its derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Derivatives that are not hedges must be adjusted to fair value through earnings.

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. From June 1, 2001 to May 3, 2002, the Company had an interest rate swap agreement that was considered effective and qualified as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company’s swap agreement effectively converted $25 million of the Company’s borrowings under revolving credit agreements from floating-rate debt to a fixed-rate basis. The adoption of SFAS No. 133 on June 1, 2001, resulted in a charge for the cumulative effect of an accounting change of $1,830,000 ($1,098,000 net of tax) in other comprehensive loss. Through May 3, 2002, the Company recorded the $961,000 ($577,000 net of tax) decrease in fair value related to the cash flow hedge to other comprehensive loss. On May 3, 2002, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $2,791,000. The Company repaid borrowings under the revolving credit facility previously hedged out of proceeds from its April 2002 issuance of additional senior notes. In fiscal 2004 and 2003, and from May 3, 2002 through May 30, 2002, the Company reclassified $671,000 ($402,000 net of tax), $1,177,000 ($706,000 net of tax) and $328,000 ($197,000 net of tax) from other comprehensive loss to interest expense. The remaining loss at May 27, 2004, in accumulated other comprehensive loss will be reclassified into earnings as interest expense through November 15, 2005, the remaining life of the original hedge. The Company expects to reclassify approximately $432,000 ($259,000 net of tax) of loss into earnings during fiscal 2005.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Shareholders’ Equity

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

During fiscal 2004, the Company granted 50,000 shares of Restricted Stock. The Restricted Stock may not be sold, transferred, pledged or assigned, except as provided by the vesting schedule, included in the Company’s equity incentive plan. The Restricted Stock cumulatively vests 25% after three years of the grant date, 50% after five years of the grant date, 75% after ten years of the grant date and 100% upon retirement. The fair value of the Restricted Stock on the grant date was $731,000 and is being amortized to compensation expense.

Shareholders have approved the issuance of up to 3,237,500 shares of Common Stock under various stock option plans. The options generally become exercisable 40% after two years, 60% after three years and 80% after four years. The remaining options are exercisable five years after the date of the grant. At May 27, 2004, there were 1,408,104 shares available for grants under the plans.

A summary of the Company’s stock option activity and related information follows:

	May 27, 2004		May 29, 2003		May 30, 2002
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
	(options in thousands)
Outstanding at beginning of
year	1,898	$13.72	1,872	$13.18	1,608	$12.79
Granted	186	14.64	330	15.52	517	14.05
Exercised	(257)	12.20	(135)	9.98	(107)	11.78
Forfeited	(81)	13.89	(169)	14.05	(146)	12.96

Outstanding at end of year	1,746	$14.04	1,898	$13.72	1,872	$13.18

Exercisable at end of year	830	$13.97	788	$13.66	729	$13.55

Weighted-average fair value of
options granted during year		$5.61		$5.78		$5.14

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Shareholders’ Equity (continued)

Exercise prices for options outstanding as of May 27, 2004, ranged from $10.31 to $18.13. The weighted-average remaining contractual life of those options is 6.1 years. Additional information related to these options segregated by exercise price range is as follows:

	Exercise Price Range
	$9.22 to $10.875	$10.8751 to $14.50	$14.51 to $18.125
	(options in thousands)
Options outstanding	20	973	753
Weighted-average exercise price of options outstanding	$10.31	$12.78	$15.77
Weighted-average remaining contractual life of options outstanding
	5.9	5.7	6.6
Options exercisable	10	534	285
Weighted-average exercise price of options exercisable	$10.31	$12.58	$16.72

Through May 27, 2004, the Company’s Board of Directors has approved the repurchase of up to 4,687,500 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options and for savings and profit-sharing plan contributions. The Company purchased 33,676, 25,758 and 15,516 shares pursuant to these authorizations during fiscal 2004, 2003 and 2002, respectively. At May 27, 2004, there were 1,899,833 shares available for repurchase under these authorizations.

The Company’s Board of Directors has authorized the issuance of up to 750,000 shares of Common Stock for The Marcus Corporation Dividend Reinvestment and Associate Stock Purchase Plan. At May 27, 2004, there were 610,121 shares available under this authorization.

The Company’s loan agreements include, among other covenants, restrictions on retained earnings and maintenance of certain financial ratios. At May 27, 2004, retained earnings of approximately $81,952,000 were unrestricted.

6. Employee Benefit Plans

The Company has a qualified profit-sharing savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides for a contribution of a minimum of 1% of defined compensation for all plan participants and matching of 25% of employee contributions up to 6% of defined compensation. In addition, the Company may make additional discretionary contributions. The Company also sponsors unfunded nonqualified, defined-benefit and deferred compensation plans. Pension and profit-sharing expense for all plans was $2,575,000, $2,186,000 and $1,907,000 for fiscal 2004, 2003 and 2002, respectively.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Employee Benefit Plans (continued)

The status of the Company’s unfunded nonqualified, defined-benefit plan based on the respective May 27, 2004 and May 29, 2003, measurement dates is as follows:

	May 27, 2004	May 29, 2003
	(in thousands)
Change in benefit obligation:
Net benefit obligation at beginning of year	$13,191	$9,942
Service cost	463	306
Interest cost	767	746
Actuarial (gain) loss	(1,524)	2,358
Benefits paid	(221)	(161)

Net benefit obligation at end of year	$12,676	$13,191

Funded status at end of year	$(12,676)	$(13,191)
Unrecognized net actuarial loss	2,749	4,435
Unrecognized prior service cost	13	18
Unrecognized transition obligation	75	150

Net amount recognized at end of year	$(9,839)	$(8,588)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(9,839)	$(8,588)
Additional minimum liability	(204)	(2,503)
Intangible asset	89	168
Accumulated other comprehensive income	70	1,409
Deferred tax asset	45	926

Net amount recognized at end of year	$(9,839)	$(8,588)

Net periodic pension cost:
Service cost	$463	$306
Interest cost	767	746
Net amortization of prior service cost and transition obligation	242	151

	$1,472	$1,203

The accumulated benefit obligation was $10,043,000 and $11,090,000 as of May 27, 2004 and May 29, 2003, respectively.

The benefit obligations were determined using an assumed weighted-average discount rate of 6.50% and 5.75% in 2004 and 2003, respectively, and an annual salary rate increase of 5.0% for both years.

The net periodic benefit cost was determined using an assumed discount rate of 5.75% and 7.25% in 2004 and 2003, respectively, and an annual salary rate increase of 5.0% for both years.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Employee Benefit Plans (continued)

Benefit payments expected to be paid subsequent to May 27, 2004, are:

Fiscal Year	(in thousands)
2005	$598
2006	584
2007	664
2008	665
2009	797
Years 2010 - 2014	4,236

7. Income Taxes

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

The components of the net deferred tax liability were as follows:

	May 27, 2004	May 29, 2003
	(in thousands)
Deferred tax assets:
Accrued employee benefits	$5,397	$5,917
Other	1,295	2,451

Total deferred tax assets	6,692	8,368
Deferred tax liability:
Depreciation and amortization	47,102	47,136

Net deferred tax liability included in balance sheet	$40,410	$38,768

Income tax expense consists of the following:

	Year ended
	May 27, 2004	May 29, 2003	May 30, 2002
	(in thousands)
Currently payable:
Federal	$11,671	$9,737	$4,517
State	2,928	2,993	539
Deferred	1,252	460	5,984

	$15,851	$13,190	$11,040

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Income Taxes (continued)

Income tax expense is included in the accompanying consolidated statements of earnings as follows:

	Year ended
	May 27, 2004	May 29, 2003	May 30, 2002
	(in thousands)
Continuing operations	$15,851	$12,389	$11,040
Discontinued operations	--	801	--

	$15,851	$13,190	$11,040

A reconciliation of the statutory federal tax rate to the effective tax rate for continuing operations follows:

	Year ended
	May 27, 2004	May 29, 2003	May 30, 2002
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal
income tax benefit	4.7	4.7	5.9
Other	(0.5)	(0.6)	(7.9)

	39.2%	39.1%	33.0%

Included in other are historic federal and state tax credits for the year ended May 30, 2002.

Income taxes paid, net of refunds received, in fiscal 2004, 2003 and 2002 totaled $12,907,000, $13,456,000 and $12,552,000, respectively.

8. Commitments, License Rights and Contingencies

Lease Commitments – The Company leases real estate under various noncancellable operating leases with an initial term greater than one year. Percentage rentals are based on the revenues at the specific rented property. Certain sublease agreements include buyout incentives. Rent expense charged to operations under these leases was as follows:

	Year ended
	May 27, 2004	May 29, 2003	May 30, 2002
	(in thousands)
Fixed minimum rentals	$2,308	$2,279	$2,839
Percentage rentals	177	170	162
Sublease rental income	(42)	(42)	(43)

	$2,443	$2,407	$2,958

Payments to affiliated parties for lease obligations were $179,000 in fiscal 2004, 2003 and 2002.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Commitments, License Rights and Contingencies (continued)

Aggregate minimum rental commitments at May 27, 2004, are as follows:

Fiscal Year	(in thousands)
2005	$2,744
2006	3,107
2007	3,044
2008	2,967
2009	2,968
Thereafter	35,237

$50,067

Included in the above commitments is $2,024,000 in minimum rental commitments to affiliated parties.

Commitments – The Company has commitments for the completion of construction at various properties and the purchase of various properties totaling approximately $11,594,000 at May 27, 2004.

License Rights – The Company has license rights to operate two hotels using the Hilton trademark. Under the terms of the license, the Company is obligated to pay fees based on defined gross sales.

Contingencies – The Company guarantees the debt of joint ventures and other entities totaling $15,067,000 at May 27, 2004. The debt of the joint ventures is collateralized by the real estate, buildings and improvements and all equipment of each joint venture.

9. Joint Venture Transactions

At May 27, 2004 and May 29, 2003, the Company held investments with aggregate carrying values of $6,483,000 and $1,880,000, respectively, in various joint ventures, which are accounted for under the equity method. During fiscal 2004, the Company recorded a $585,000 loss on the termination and disposal of a joint venture and paid $930,000 under the Company’s guarantee of the joint venture’s outstanding debt. During fiscal 2003, the Company recorded an impairment loss of $600,000, determined as the amount by which the carrying value exceeds the fair value of these investments.

The Company has receivables from the joint ventures of $2,939,000 and $3,626,000 at May 27, 2004 and May 29, 2003, respectively, net of a $1,953,000 allowance in fiscal 2003. The Company earns interest on $2,666,000 and $3,317,000 of the net receivables at approximately prime to prime plus 1.5% at May 27, 2004 and May 29, 2003, respectively.

Included in notes payable at May 27, 2004 and May 29, 2003, is $1,066,000 and $465,000, respectively, due to joint ventures in connection with cash advanced to the Company. The Company pays interest on the cash advances based on the 90-day certificate of deposit rates.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Business Segment Information

The Company evaluates performance and allocates resources based on the operating income (loss) of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Following is a summary of business segment information for fiscal 2002 through 2004:

	Limited- Service Lodging	Theatres	Hotels/ Resorts	Corporate Items	Total
	(in thousands)
Fiscal 2004
Revenues	$127,781	$155,732	$124,471	$1,223	$409,207
Operating income (loss)	13,821	38,933	9,003	(8,333)	53,424
Depreciation and amortization	19,587	11,782	13,135	1,532	46,036
Assets	295,736	204,711	205,509	38,913	744,869
Capital expenditures and other	32,700	10,973	6,843	399	50,915
Fiscal 2003
Revenues	$126,612	$150,383	$118,490	$1,430	$396,915
Operating income (loss)	11,523	36,162	8,820	(7,120)	49,385
Depreciation and amortization	18,800	11,987	12,996	1,582	45,365
Assets	284,818	207,440	207,289	55,910	755,457
Capital expenditures and other	11,983	4,173	6,688	3,160	26,004
Fiscal 2002
Revenues	$125,711	$147,311	$114,914	$1,897	$389,833
Operating income (loss)	13,509	34,682	6,263	(6,996)	47,458
Depreciation and amortization	19,234	12,276	11,805	1,572	44,887
Assets	292,286	219,672	213,005	49,823	774,786
Capital expenditures and other	12,832	2,194	33,442	431	48,899

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Unaudited Quarterly Financial Information (in thousands, except per share data)

	13 Weeks Ended
Fiscal 2004	August 28, 2003	November 27, 2003	February 26, 2004	May 27, 2004
Revenues	$120,795	$94,648	$94,431	$99,333
Operating income	25,641	10,737	7,447	9,599
Net earnings	12,945	4,803	2,284	4,579
Net earnings per basic share	$0.44	$0.16	$0.08	$0.15
Net earnings per diluted share	$0.44	$0.16	$0.08	$0.15

	13 Weeks Ended
Fiscal 2003	August 28, 2003	November 27, 2003	February 26, 2004	May 27, 2004
Revenues	$119,577	$88,787	$91,986	$96,565
Operating income	25,155	7,752	7,750	8,728
Net earnings	13,587	2,552	1,735	2,682
Net earnings per basic share	$0.46	$0.09	$0.06	$0.09
Net earnings per diluted share	$0.46	$0.09	$0.06	$0.09

12. Subsequent Event

On July 15, 2004, the Company announced it signed a definitive agreement to sell its limited-service lodging division for approximately $395,000,000 in cash, excluding certain joint ventures and subject to certain adjustments. The assets to be sold consist primarily of land, buildings and equipment with a net book value of approximately $261,000,000 as of May 27, 2004. The sale is expected to close in the summer or early fall of 2004. Upon consummation of the sale, the Company expects to recognize a significant gain on the sale of discontinued operations during fiscal 2005, net of applicable income taxes.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A.    Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

        Based on their evaluations, as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls over financial reporting.

        There were no significant changes in our internal controls identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Company.

        The information required by this item with respect to directors is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled “Election of Directors” in the definitive Proxy Statement for our 2004 Annual Meeting of Shareholders scheduled to be held on October 6, 2004 (our “Proxy Statement”). The information required with respect to executive officers appears at the end of Part I of this Form 10-K. The required information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by directors and executive officers is incorporated by reference to the information pertaining thereto set forth under the caption entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

        We have adopted a written code of conduct that applies to all of our employees, which is available on our corporate web site (www.marcuscorp.com). No amendments to our code of conduct, or waivers from our code of conduct with respect to any of our executive officers or directors, have been made. If, in the future, we amend our code of conduct, or grant waivers from our code of conduct with respect to any of our executive officers or directors, we will make information regarding such amendments or waivers available on our corporate web site (www.marcuscorp.com) for a period of at least 12 months.

Item 11.    Executive Compensation.

        The information required by this item is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled “Executive Compensation” in our Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        The following table lists certain information about our three stock option plans, our 1987 Stock Option Plan, our 1995 Equity Incentive Plan and our 1994 Nonemployee Director Stock Option Plan, all of which were approved by our shareholders:

Number of securities to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
1,746,000	$14.04	1,408,000

        The other information required by this item is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled “Stock Ownership of Management and Others” in our Proxy Statement.

Item 13.    Certain Relationships and Related Transactions.

        The information required by this item, to the extent applicable, is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled “Certain Transactions” in our Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

        The information required by this item is incorporated by reference herein to the information pertaining thereto set forth under the caption “Other Matters” in our Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

        We furnished a Form 8-K to the Securities and Exchange Commission on March 18, 2004 reporting (under Items 7 and 9) our financial results for the quarter and 39 weeks ended February 27, 2004.

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

THE MARCUS CORPORATION
Date: August 10, 2004	By: /s/ Stephen H. Marcus
Stephen H. Marcus,
Chairman of the Board, President
and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of us and in the capacities as of the date indicated above.

By: /s/ Stephen H. Marcus	By: /s/ Daniel F. McKeithan, Jr.
Stephen H. Marcus, Chairman of the	Daniel F. McKeithan, Jr., Director
Board, President and Chief Executive
Officer (Principal Executive Officer)
By: /s/ Douglas A. Neis	By: /s/ Diane Marcus, Gershowitz
Douglas A. Neis, Chief Financial	Diane Marcus Gershowitz, Director
Officer and Treasurer (Principal
Financial Officer and Accounting
Officer)
By: /s/ Bruce J. Olson	By: /s/ Timothy E. Hoeksema
Bruce J. Olson, Director	Timothy E. Hoeksema, Director
By: /s/ Philip L. Milstein	By: /s/ Allan H. Selig
Philip L. Milstein, Director	Allan H. Selig, Director
By: /s/ Bronson J. Haase	By: /s/ James D. Ericson
Bronson J. Haase, Director	James D. Ericson, Director

S-1

EXHIBIT INDEX

2.1	Asset Purchase Agreement dated July 14, 2004, by and between certain subsidiaries of The Marcus Corporation and La Quinta Corporation.

3.1	Restated Articles of Incorporation. [[Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended November 13, 1997.]]

3.2	Bylaws, as amended as of January 8, 2003. [[Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2002.]]

4.1	Senior Note Purchase Agreement dated May 31, 1990, between the Company and The Northwestern Mutual Life Insurance Company. [[Incorporated by reference to Exhibit 4 to our Annual Report on Form 10-K for the fiscal year ended May 31, 1990.]]

4.2	The Marcus Corporation Note Purchase Agreement dated October 25, 1996. [[Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended November 14, 1996.]]

4.3	First Supplement to Note Purchase Agreements dated May 15, 1998. [[Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended May 28, 1998.]]

4.4	Second Supplement to Note Purchase Agreements dated May 7, 1999. [[Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the fiscal year ended May 27, 1999.]]

4.5	Third Supplement to Note Purchase Agreements dated April 1, 2002. [[Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2002.]]

4.6	Credit Agreement dated April 30, 2004, by and among The Marcus Corporation, U.S. Bank National Association, Bank of America, N.A., Bank One, NA, LaSalle Bank National Association, and the other financial institutions party hereto.

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

10.1*	The Marcus Corporation 1995 Equity Incentive Plan, as amended. [[Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended May 27, 1999.]]

10.2*	The Marcus Corporation 1994 Nonemployee Director Stock Option Plan. [[Incorporated by reference to Exhibit A to our 1994 Proxy Statement.]]

E-1

10.3*	Proposed form of The Marcus Corporation 2004 Equity Incentive Plan. [[Incorporated by reference to Exhibit A to our 2004 Proxy Statement.]]

10.4*	The Marcus Corporation VMAX Incentive Plan Terms.

21	Our subsidiaries as of May 27, 2004.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.ss.1350

99	Proxy Statement for the 2004 Annual Meeting of Shareholders. (The Proxy Statement for the 2004 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year.)

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

E-2