Form 10-Q
period 2004-08-26
MARCUS CORP
filed 2004-10-05
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  August 26, 2004

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

COMMON STOCK OUTSTANDING AT OCTOBER 4, 2004 – 20,790,884
CLASS B COMMON STOCK OUTSTANDING AT OCTOBER 4, 2004 – 9,323,660

THE MARCUS CORPORATION

INDEX

PART I	- FINANCIAL INFORMATION	Page
Item 1.	Consolidated Financial Statements:
	Balance Sheets
	(August 26, 2004 and May 27, 2004)	3
	Statements of Earnings
	(Thirteen weeks ended August 26, 2004 and August 28, 2003)	5
	Statements of Cash Flows
	(Thirteen weeks ended August 26, 2004 and August 28, 2003)	6
	Condensed Notes to Financial Statements	7
Item 2.	Management's Discussion and Analysis of Results of Operation and Financial Condition	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
PART II	- OTHER INFORMATION
Item 2.	Changes in Securities, Use of Proceeds and Issuers Purchasers of Equity Securities	18
Item 6.	Exhibits and Reports on Form 8-K	18
	Signatures	S-1

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	August 26, 2004	May 27, 2004
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,691	$9,469
Accounts and notes receivable	11,386	8,340
Receivables from joint ventures, net of reserves	2,301	2,666
Real estate and development costs	5,851	6,438
Other current assets	6,351	5,811
Assets of discontinued operations	269,662	266,327

Total current assets	309,242	299,051
Property and equipment:
Land and improvements	45,262	47,840
Buildings and improvements	346,235	346,208
Leasehold improvements	9,292	9,291
Furniture, fixtures and equipment	164,139	163,997
Construction in progress	24,360	19,143

Total property and equipment	589,288	586,479
Less accumulated depreciation and amortization	195,835	189,928

Net property and equipment	393,453	396,551
Other assets:
Investments in joint ventures	4,070	4,300
Goodwill	11,196	11,222
Other	33,790	33,745

Total other assets	49,056	49,267

TOTAL ASSETS	$751,751	$744,869

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	August 26, 2004	May 27, 2004
	(in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$2,407	$2,066
Accounts payable	11,286	15,621
Income taxes	11,743	1,311
Taxes other than income taxes	8,732	8,146
Accrued compensation	4,601	6,134
Other accrued liabilities	16,063	12,336
Current maturities of long-term debt	25,548	25,738
Liabilities of discontinued operations	38,213	38,419

Total current liabilities	118,593	109,771
Long-term debt	187,086	207,282
Deferred income taxes	18,321	18,714
Deferred compensation and other	15,693	15,379
Shareholders' equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	--	--
Common Stock, $1 par; authorized 50,000,000 shares; issued 21,865,853
shares at August 26, 2004 and May 27, 2004	21,866	21,866
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and
outstanding 9,323,660 at August 26, 2004 and May 27, 2004	9,324	9,324
Capital in excess of par	43,450	42,952
Retained earnings	349,718	333,171
Accumulated other comprehensive loss	(279)	(289)

	424,079	407,024
Less unearned compensation on restricted stock	(595)	(630)
Less cost of Common Stock in treasury (1,223,312 shares at August 26, 2004
and 1,356,620 shares at May 27, 2004)	(11,426)	(12,671)

Total shareholders' equity	412,058	393,723

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$751,751	$744,869

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

	13 Weeks Ending
(in thousands, except per share data)	August 26, 2004	August 28, 2003
Revenues:
Rooms and telephone	$19,301	$18,638
Theatre admissions	32,116	29,961
Theatre concessions	14,971	13,853
Food and beverage	10,210	9,760
Other revenues	12,074	11,829

Total revenues	88,672	84,041
Costs and expenses:
Rooms and telephone	6,584	6,521
Theatre operations	24,254	23,062
Theatre concessions	3,224	3,082
Food and beverage	7,821	7,239
Advertising and marketing	4,570	4,538
Administrative	6,932	6,626
Depreciation and amortization	6,572	6,553
Rent	471	456
Property taxes	2,087	2,233
Preopening expenses	49	102
Other operating expenses	6,207	5,724

Total costs and expenses	68,771	66,136

Operating income	19,901	17,905
Other income (expense):
Investment income	346	540
Interest expense	(3,879)	(4,474)
Gain on disposition of property, equipment and investments in joint ventures	966	14

	(2,567)	(3,920)

Earnings from continuing operations before income taxes	17,334	13,985
Income taxes	6,847	5,591

Earnings from continuing operations	10,487	8,394
Discontinued operations (Note 2):
Income from discontinued operations, net of income taxes of $5,001 and $3,031 as of
August 26, 2004 and August 28, 2003, respectively	7,658	4,551

Net earnings	$18,145	$12,945

Earnings per share - basic:
Continuing operations	$0.35	$0.28
Discontinued operations	$0.26	$0.16

Net earnings per share	$0.61	$0.44

Earnings per share - diluted:
Continuing operations	$0.35	$0.28
Discontinued operations	$0.25	$0.16

Net earnings per share	$0.60	$0.44

Dividends per share:
Class B Common Stock	$0.050	$0.050
Common Stock	$0.055	$0.055

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	13 Weeks Ended
(in thousands)	August 26, 2004	August 28, 2003

OPERATING ACTIVITIES:
Net earnings	$18,145	$12,945
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures, net of distributions	120	264
Gain on disposition of property, equipment and investments in joint ventures	(966)	(7)
Amortization of loss on swap agreement	123	207
Amortization of restricted stock	35	--
Depreciation and amortization	9,405	11,308
Deferred income taxes	(350)	500
Deferred compensation and other	313	466
Changes in assets and liabilities:
Accounts and notes receivable	(4,078)	7,690
Real estate and development costs	587	(970)
Other current assets	(558)	(514)
Accounts payable	(4,968)	(4,885)
Income taxes	10,381	9,059
Taxes other than income taxes	1,353	1,523
Accrued compensation	(2,291)	(2,586)
Other accrued liabilities	4,244	4,533

Total adjustments	13,350	26,588

Net cash provided by operating activities	31,495	39,533
INVESTING ACTIVITIES:
Capital expenditures	(8,821)	(9,262)
Net proceeds from disposals of property, equipment and other assets	1,332	3
Increase in other assets	(34)	(1,527)
Cash received from (advanced to) joint ventures	244	(523)

Net cash used in investing activities	(7,279)	(11,309)
FINANCING ACTIVITIES:
Debt transactions:
Net proceeds from issuance of notes payable and long-term debt	4,710	--
Principal payments on notes payable and long-term debt	(24,850)	(28,871)
Equity transactions:
Treasury stock transactions, except for stock options	(181)	(126)
Exercise of stock options	1,924	802
Dividends paid	(1,597)	(1,578)

Net cash used in financing activities	(19,994)	(29,773)

Net increase (decrease) in cash and cash equivalents	4,222	(1,549)
Cash and cash equivalents at beginning of year	9,629 *	6,039

Cash and cash equivalents at end of period	$13,851 *	$4,490

*Includes $160 of cash included in assets of discontinued operations.

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
THIRTEEN WEEKS ENDED
AUGUST 26, 2004
(Unaudited)

1.	General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 27, 2004, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the thirteen weeks ended August 26, 2004 and August 28, 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at August 26, 2004, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year.

Comprehensive Income – Accumulated other comprehensive loss consists of the unrecognized loss on hedging transactions, the accumulated net unrealized gain on available for sale securities and the minimum pension liability, all net of tax. Accumulated other comprehensive loss was $279,000 and $289,000 as of August 26, 2004 and May 27, 2004, respectively. Total comprehensive income for the thirteen weeks ended August 26, 2004 and August 28, 2003 was $18,155,000 and $13,085,000, respectively.

Earnings Per Share (EPS) – Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and non-vested restricted stock.

The following table illustrates the computation of basic and diluted earnings per share for earnings from continuing operations and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended August 26, 2004	13 Weeks Ended August 28, 2003
	(in thousands, except per share data)
Numerator:
Earnings from continuing operations	$10,487	$8,394

Denominator:
Denominator for basic EPS	29,849	29,534
Effect of dilutive employee stock options and
non-vested restricted stock	295	152

Denominator for diluted EPS	30,144	29,686

Earnings per share from continuing operations:
Basic	$0.35	$0.28
Diluted	$0.35	$0.28

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

	13 Weeks Ended August 26, 2004	13 Weeks Ended August 28, 2003
	(in thousands, except per share data)
Net earnings, as reported	$18,145	$12,945
Deduct: Stock-based employee compensation expense determined under the fair value method for all option awards, net of
related tax effects	(211)	(243)

Pro forma net earnings	$17,934	$12,702

Earnings per share:
Basic - as reported	$0.61	$0.44
Basic - pro forma	$0.60	$0.43

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended August 26, 2004	13 Weeks Ended August 28, 2003
	(in thousands)
Service cost	$113	$116
Interest cost	212	192
Net amortization of prior service cost and transition obligation	50	60

Net periodic pension cost	$375	$368

2.	Discontinued Operations

On September 3, 2004, the Company sold substantially all of the assets of its limited-service lodging division for a total purchase price of approximately $415 million in cash (including approximately $44 million held in escrow pending completion of certain customary transfer requirements and including an additional $3 million received on September 10, 2004 for a joint venture property added to the transaction). The assets sold consist primarily of land, buildings and equipment. The expected after-tax gain of approximately $75 million will be recorded in the second quarter of fiscal 2005. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of the limited-service lodging division have been reported as discontinued operations in the consolidated statement of earnings for all periods presented. Limited-service lodging revenues for the thirteen weeks ended August 26, 2004 and August 28, 2003 were $40,289,000 and $36,754,000, respectively. Limited-service lodging operating income for the thirteen weeks ended August 26, 2004 and August 28, 2003 was $12,743,000 and $7,736,000, respectively.

The components of the assets and liabilities of discontinued operations included in the consolidated balance sheets are as follows:

	August 26, 2004	May 27, 2004
	(in thousands)
Assets
Cash	$160	$160
Other current assets	6,439	5,268
Net property and equipment	260,140	257,928
Other assets	2,923	2,971

Assets of discontinued operations	$269,662	$266,327

Liabilities
Current liabilities	$12,742	$12,864
Deferred income taxes	21,696	21,696
Other long-term liabilities	3,775	3,859

Liabilities of discontinued operations	$38,213	$38,419

3.	Business Segment Information

The Company’s primary operations are reported in the following business segments: Theatres and Hotels/Resorts. Corporate items include amounts not allocable to the business segments. Corporate revenues consist principally of rent and the corporate operating loss includes general corporate expenses. Corporate information technology costs and accounting shared services costs are allocated to the business segments based upon several factors, including actual usage and segment revenues.

Following is a summary of business segment information for the thirteen weeks ended August 26, 2004 and August 28, 2003 (in thousands):

13 Weeks Ended August 26, 2004	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$49,047	$39,306	$319	$88,672	$40,289	$128,961
Operating income (loss)	14,079	7,445	(1,623)	19,901	12,743	32,644
Depreciation and amortization	2,919	3,256	397	6,572	2,833	9,405

13 Weeks Ended August 28, 2003	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$46,118	$37,640	$283	$84,041	$36,754	$120,795
Operating income (loss)	12,699	7,022	(1,816)	17,905	7,736	25,641
Depreciation and amortization	2,909	3,277	367	6,553	4,755	11,308

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition

Special Note Regarding Forward-Looking Statements

        Certain matters discussed in this Management’s Discussion and Analysis of Results of Operations and Financial Condition are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements will include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause results to differ materially from those expected, including, but not limited to, the following: (i) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division; (ii) the effects of increasing depreciation expenses and preopening and start-up costs due to the capital intensive nature of our businesses; (iii) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (iv) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (v) the effects on our occupancy and room rates from the relative industry supply of available rooms at comparable lodging facilities in our markets; (vi) the effects of competitive conditions in the markets served by us; (vii) our ability to identify properties to acquire, develop and/or manage and continuing availability of funds for such development; (viii) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, the United States’ responses thereto and subsequent hostilities; and (ix) our decisions regarding the use of the proceeds received from the sale of our limited-service lodging division. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

General

        We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2005 and 2004 are both 52-week years. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts. As a result of our recent sale of substantially all of the assets of our limited-service lodging division, this segment has been presented as discontinued operations in the accompanying financial statements and in this discussion and prior year results have been restated to conform to the current year presentation.

        The following table sets forth revenues, operating income, earnings from continuing operations, earnings from discontinued operations, net earnings and earnings per share for the comparable first quarters of fiscal 2005 and 2004 (in millions, except for per share and variance percentage data):

	First Quarter
			Variance
	F2005	F2004	Amt.	Pct.
Revenues	$88.7	$84.0	$4.7	5.5%
Operating income	19.9	17.9	2.0	11.1%
Earnings from continuing operations	10.5	8.4	2.1	24.9%
Earnings from discontinued operations	7.6	4.5	3.1	68.3%
Net earnings	$18.1	$12.9	$5.2	40.2%
Earnings per share - diluted:
Continuing operations	$.35	$.28	$.07	25.0%
Discontinued operations	.25	.16	.09	56.3%
Net earnings per share	$.60	$.44	$.16	36.4%

        An increase in revenues and operating income (earnings before other income/expense and income taxes) from both our theatre division and hotels/resorts division during the first quarter of fiscal 2005 compared to the same period last year contributed to our overall improved operating results. The theatre division benefited from several strong films during the quarter and our lodging divisions, including our discontinued limited-service lodging division, benefited from an improving economic environment and increases in business travel. Decreased interest expense and increased gains on disposition of property and equipment, partially offset by a slight decrease in investment income, also contributed to our increased earnings from continuing operations and net earnings during our fiscal 2005 first quarter compared to the same period last year.

        Our interest expense totaled $3.9 million for the first quarter of fiscal 2005 compared to $4.5 million during the same period last year. The decrease was primarily the result of a $31.5 million, or 12.9%, reduction in our long-term debt (including current maturities) at the end of the first quarter of fiscal 2005 compared to last year’s quarter-end. Due to the fact that we have paid off all of our outstanding short-term borrowings, consisting of commercial paper, as of August 26, 2004 with cash provided by operating activities, we do not expect our interest expense to change substantially during the remaining quarters of fiscal 2005 other than as a result of the payment of scheduled current maturities. Proceeds received as a result of the sale of our limited-service lodging division are currently invested in short-term cash instruments and as a result, we expect investment income to increase in future periods.

        Our continuing operations recognized gains on disposition of property and equipment totaling $966,000 during the first quarter of fiscal 2005 compared to only $14,000 during the prior year same period. The fiscal 2005 gain was the result of the sale of a 4-screen theatre in Beaver Dam, Wisconsin and the sale of a former restaurant parcel. The timing of periodic sales of our property and equipment may vary from quarter to quarter, resulting in variations in our gains or losses on disposition of property and equipment. We anticipate periodic additional sales of non-revenue generating property and equipment with the potential for additional gains on disposition from time to time during the remainder of fiscal 2005.

Theatres

        The following table sets forth revenues, operating income and operating margin for our theatre division for the first quarters of fiscal 2005 and 2004 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2005	F2004	Amt.	Pct.
Revenues	$49.0	$46.1	$2.9	6.4%
Operating income	14.1	12.7	1.4	10.9%
Operating margin	28.7%	27.5%
(% of revenues)

        Consistent with the seasonal nature of the motion picture exhibition industry, the first quarter of our fiscal year is typically the strongest period for our theatre division due to the traditionally strong summer movie season. Our theatre division recognized record operating results for our fiscal 2005 first quarter, representing our fourth consecutive year of improved operating results during our first quarter compared to the prior year’s first quarter. Contributing to the increased first quarter operating margin were increased box office and concession revenues and reduced film rental costs and concession cost of sales.

        The following table breaks out revenues for the theatre division for the first quarter of fiscal 2005 and 2004 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2005	F2004	Amt.	Pct.
Box office receipts	$32.1	$30.0	$2.1	7.2%
Concession revenues	14.9	13.8	1.1	8.1%
Other revenues	2.0	2.3	(0.3)	-14.9%

Total revenues	$49.0	$46.1	$2.9	6.4%

        The increase in our box office receipts and concession revenues for the first quarter of fiscal 2005 compared to the same period last year was due to an increase in attendance. In addition, our average ticket price increased 2.6% during the first quarter of fiscal 2005 compared to the same quarter last year. This increase in our average ticket price was attributable primarily to modest ticket price increases and occurred despite the fact that last year’s film product mix included an unusually high number of R-rated movies, which typically appeal to a smaller audience but result in a higher average ticket price due to fewer child admissions. Our average concession sales per person during the fiscal 2005 first quarter also increased 3.3% compared to the same period last year, contributing to the increased concession revenues during the fiscal 2005 first quarter. Other revenues, which include management fees and pre-show advertising income, decreased during our fiscal 2005 first quarter due to the fact that last year’s revenues (and resulting operating income and operating margin) were favorably impacted by an insurance settlement of approximately $400,000 related to a fire that occurred several years ago at one of our Milwaukee-area theatres. Overall, we expect other revenues to continue to increase during fiscal 2005.

        Total theatre attendance increased 4.4% during the first quarter compared to the same period last year. The traditionally strong movie-going Memorial Day weekend, which usually is included in the fourth quarter of our fiscal year, occurred during the first quarter of fiscal 2005, favorably impacting this year’s first quarter and comparisons to fiscal 2004 results. In fact, the division’s fiscal 2005 first quarter results benefited from record box office performance during both the Memorial Day and July 4th holiday weeks. The quarter opened very strong, with increased box office revenues during seven of the first eight weeks of the quarter. Attendance decreased during four of the last five weeks of the quarter, due in part to the fact that film companies generally front-loaded their schedules this summer in order to avoid competition from the television coverage of the Summer Olympics. The first quarter of fiscal 2005 included several blockbuster films, including Spider-Man 2, Shrek 2 and Harry Potter and the Prisoner of Azkaban.

        Film product for the second quarter has thus far underperformed compared to the prior year, although September is typically our slowest month of the year. However, the outlook for the next two months currently appears to be favorable. October and November films such as Shark Tale, The Incredibles, The Polar Express and The SpongeBob SquarePants Movie are expected to perform well. In addition, each of these films is expected to have a strong appeal to families and teens, which generally bodes well for our concession business. There appears to be a good quantity of films scheduled for release during the upcoming holiday season as well, although we believe we may have a difficult time matching the box office results generated by the final installment of Lord of the Rings that was released early during the third quarter last year. Revenues for the theatre business and the motion picture industry in general are heavily dependent upon the general audience appeal of available films, together with studio marketing, advertising and support campaigns, all factors over which we have no control.

        We ended the first quarter of fiscal 2005 with a total of 448 company-owned screens in 41 theatres and 40 managed screens in 4 theatres compared to 454 company-owned screens in 43 theatres and 34 managed screens in 3 theatres at the end of the same period last year. We are currently converting a former IMAX® screen in Columbus, Ohio into our fifth UltraScreen® and we anticipate opening three additional screens at a theatre in Oshkosh, Wisconsin in time for the holiday season. In addition, we have also begun construction on three additional screens at a theatre in LaCrosse, Wisconsin, a new UltraScreen® at our theatre in Oakdale, Minnesota, and a new 12-screen theatre in Saukville, Wisconsin. We expect these 16 new screens to open during our third and fourth quarters of fiscal 2005. We continue to review additional opportunities to add new screens to existing locations and to develop new locations in and around our existing markets, including a recently announced new 14-screen location in Green Bay, Wisconsin.

Hotels and Resorts

        The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the first quarters of fiscal 2005 and 2004 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2005	F2004	Amt.	Pct.
Revenues	$39.3	$37.6	$1.7	4.4%
Operating income	7.4	7.0	0.4	6.0%
Operating margin	18.9%	18.7%
(% of revenues)

        Our first quarter is historically the strongest quarter of the year for our hotels and resorts division due to increased travel during the summer months at our predominantly Midwestern properties. Our hotels and resorts division recognized record operating results for our fiscal 2005 first quarter. Total revenues increased during the first quarter of fiscal 2005 compared to the same period last year, with the largest increases coming from our hotels that focus on the individual business traveler (the Pfister and the Hotel Phillips), along with an increase in revenues at our Miramonte Resort as a result of the recent opening of our new spa, THE WELL™. Operating income increased during the fiscal 2005 first quarter compared to the first quarter of fiscal 2004 as a result of the increased revenue and despite reduced earnings from our timeshare operations and approximately $200,000 of additional start-up costs associated with our Las Vegas hotel condominium project.

        The total revenue per available room, or RevPAR, for company-owned properties increased 4.3% during the fiscal 2005 first quarter compared to the same quarter last year. The increase in RevPAR was due entirely to an increase in occupancy percentage (number of occupied rooms as a percentage of available rooms) of 3.9 percentage points, offset by an overall 1.3% decrease in average daily room rate (“ADR”) for these comparable properties, resulting principally from a small decrease in ADR at our group-oriented hotels and resorts.

        The current near-term outlook for the future performance of this division remains promising. The improvement we experienced during our first quarter at our hotels that cater to the individual business traveler, a segment of our customer base that has been lagging the market, was very encouraging. Conversely, the group business segment, which is very important to several of our other hotels and resorts, continues to be somewhat sporadic, slightly negatively impacting our fiscal 2005 first quarter results at those particular properties. As noted in previous discussions, corporate travel spending is not yet back to pre-September 11 levels, but it appears to be improving. We are pleased with the advanced booking pace at our hotels for the fall, and although lead times for these advanced bookings remain relatively short, we are beginning to note some lengthening of the lead times on advanced bookings for some of the larger conventions and groups. As a result, subject to economic conditions, we currently expect our division operating results to continue to improve during the remainder of fiscal 2005, with cost controls remaining a high priority.

        Planning continues on our Las Vegas condominium hotel joint venture, the Platinum Suite Hotel & Spa, with construction now expected to begin by the end of the calendar year with a targeted opening date in early calendar 2006. Construction continues on a company-owned hotel in downtown Chicago, Illinois that was originally expected to be a Baymont Inn & Suites. This project was not included in the sale of our limited-service lodging division and has been taken over by our hotels and resorts division. We are currently evaluating our options for this location, which include other brands. We also continue to pursue several new growth opportunities, with a focus on expanding our hotel management business. A number of the projects that we are currently exploring may also include some small equity investments.

Discontinued Operations

        On July 14, 2004, we signed a definitive agreement to sell our limited-service lodging division to La Quinta Corporation of Dallas, Texas. On September 3, 2004 (during our fiscal 2005 second quarter), the sale was completed for a total purchase price of approximately $415 million in cash (including approximately $44 million held in escrow pending completion of certain customary transfer requirements and including an additional $3 million received on September 10, 2004 for a joint venture property added to the transaction). La Quinta purchased our Baymont Inns & Suites, Woodfield Suites and Budgetel Inns brands, substantially all of the division’s real estate and related assets and assumed the operation of 90 company-owned and operated Baymont Inns & Suites, seven Woodfield Suites, one Budgetel Inn and the 87-unit Baymont franchise system (including four joint venture Baymont Inns & Suites that were excluded from the transaction and have become franchisees). The assets sold consisted primarily of land, buildings and equipment with a net book value of approximately $264 million as of August 26, 2004. As a result, we expect to report an after-tax gain on sale of discontinued operations of approximately $75 million during the second quarter of fiscal 2005, subject to any final post-close adjustments and a determination of our final transaction costs.

        The results of our limited-service lodging division have been accounted for as discontinued operations in our consolidated financial statements for the first quarter of fiscal 2005 and prior year results have been restated to conform with the current year presentation. The following table sets forth revenues, operating income and income from discontinued operations, net of applicable taxes, for our limited-service lodging division for the first quarters of fiscal 2005 and 2004 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2005	F2004	Amt.	Pct.
Revenues	$40.3	$36.8	$3.5	9.6%
Operating income	12.7	7.7	5.0	64.7%
Income from discontinued operations	7.7	4.6	3.1	68.3%
(net of applicable taxes)

        The increase in division revenues can be attributed primarily to an 8.1% RevPAR increase at our comparable company-owned and operated Baymont Inns & Suites and a 10.8% RevPAR increase at our Woodfield Suites properties during the first quarter of fiscal 2005 compared to last year’s first quarter RevPAR. The increase in RevPAR for the quarter was the result of increased occupancy percentage, as our ADR did not change materially from the prior year’s first quarter. Strong leisure travel and an improved climate for business travel contributed to the improved revenue results this quarter.

        The limited-service lodging division’s operating income and income from discontinued operations, net of applicable taxes, increased during the fiscal 2005 first quarter compared to the same period last year due primarily to the overall increase in revenues during this same period, reduced administrative costs and reduced depreciation expense of nearly $2 million due to the accounting requirement that we cease depreciating the division’s assets when the division qualified as being held for sale. Our fiscal 2005 second quarter income from discontinued operations will include one week of operations prior to completion of the sale, as well as results from four joint venture Baymont Inns & Suites that were excluded from the transaction and are now operating as Baymont franchises.

FINANCIAL CONDITION

        Our movie theatre and hotels/resorts businesses each generate significant and consistent daily amounts of cash because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, together with the funds from our sale of the limited-service lodging division and the availability of $125 million of unused credit lines as of the end of the first quarter, should be adequate to support the near-term anticipated ongoing operational liquidity needs of our businesses.

        Net cash provided by operating activities decreased by $8.0 million during the first quarter of fiscal 2005 to $31.5 million, compared to $39.5 million during the prior year’s first quarter. The decrease was due primarily to the collection of a large note receivable last year during the first quarter, resulting in an unfavorable comparison in collections of accounts and notes receivable, partially offset by improved operating results.

        Net cash used in investing activities during the fiscal 2005 first quarter totaled $7.3 million, compared to $11.3 million during the fiscal 2004 first quarter. The decrease in net cash used in investing activities was primarily the result of increased cash proceeds from disposals of property and equipment and the fact that last year’s results included an increase in other assets not incurred this year. Capital expenditures totaled $8.8 million during the first quarter of fiscal 2005 compared to $9.3 million during the prior year’s first quarter. Fiscal 2005 first quarter capital expenditures included $5.0 million incurred in our hotels and resorts division, of which over half was related to the downtown Chicago development recently absorbed by that division. In addition, we incurred capital expenditures of approximately $1.6 million in our theatre division related to the previously identified growth projects and $2.1 million in our limited-service lodging division related to previously committed capital projects.

        Net cash used in financing activities during the first quarter of fiscal 2005 totaled $20.0 million compared to $29.8 million during the first quarter of fiscal 2004. Excess cash available during the first quarter of both fiscal years was used to reduce our outstanding commercial paper borrowings during the quarter. Our principal payments on notes payable and long-term debt totaled $24.9 million during the first quarter of fiscal 2005 compared to $28.9 million during the same period last year. New debt of $4.7 million related to the Chicago project was added during the first quarter of fiscal 2005, compared to no new debt added during the same period last year. Due to the seasonal nature of our businesses, it is not unusual for us to reduce our overall debt levels during our typically strong first quarter. Our debt capitalization ratio was 0.34 at August 26, 2004, compared to 0.37 at the prior fiscal year-end.

        We currently estimate our final net proceeds, after tax, from the sale of our limited-service lodging division to be nearly $320 million, pending the outcome of potential income tax deferrals that may be available to us at a later date. Based upon receipt of those estimated proceeds, our current expectations for fiscal 2005 capital expenditure levels and additional potential asset sales proceeds, we currently anticipate that our debt-capitalization ratio will decrease further during fiscal 2005. Our actual long-term debt total and debt-capitalization ratio at the end of fiscal 2005 will be dependent upon our decisions regarding the use of the Baymont sale proceeds. We are actively evaluating the potential uses of the sale proceeds. We are committed to growing our two remaining divisions and we will also consider other opportunities and uses of the proceeds.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We have not experienced any material changes in our market risk exposures since May 27, 2004.

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

b.	Changes in internal controls over financial reporting

There were no significant changes in our internal controls identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.    Changes in Securities, Use of Proceeds and Issuers Purchasers of Equity Securities

        Through August 26, 2004, our board of directors has approved the repurchase of up to 4.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

        The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were from employees who tendered shares in connection with the exercise of stock options and pursuant to the publicly announced repurchase authorizations described above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
May 28 - June 27	15,227	$15.74	1.9 million
June 28 - July 27	--	--	1.9 million
July 28 - August 26	--	--	1.9 million
Total/Average	15,227	$15.74	1.9 million

Item 6.    Exhibits and Reports on Form 8-K

a.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

We filed a current report on Form 8-K dated July 15, 2004 pursuant to Item 5 with respect to the entry into an agreement to sell substantially all of the assets of our limited-service lodging division to La Quinta Corporation.

We furnished a current report on Form 8-K dated July 22, 2004 pursuant to Item 12 with respect to our press release for our fiscal year ended May 27, 2004 and related disclosure requirements of Regulation FD.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION
DATE: October 5, 2004	By: /s/ Stephen H. Marcus
Stephen H. Marcus,
Chairman of the Board, President and
Chief Executive Officer
DATE: October 5, 2004	By: /s/ Douglas A. Neis
Douglas A. Neis
Chief Financial Officer and Treasurer

S-1