Form 10-Q
period 2004-11-25
MARCUS CORP
filed 2005-01-04
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2004

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

COMMON STOCK OUTSTANDING AT DECEMBER 30, 2004 – 21,131,808
CLASS B COMMON STOCK OUTSTANDING AT DECEMBER 30, 2004 – 9,090,471

THE MARCUS CORPORATION

INDEX

PART I - FINANCIAL INFORMATION		Page
Item 1.	Consolidated Financial Statements:
	Balance Sheets
	(November 25, 2004 and May 27, 2004)	3
	Statements of Earnings
	(Thirteen and twenty-six weeks ended November 25, 2004 and
	November 27, 2003)	5
	Statements of Cash Flows
	(Twenty-six weeks ended November 25, 2004 and November 27, 2003)	6
	Condensed Notes to Financial Statements	7
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II - OTHER INFORMATION
Item 2.	Changes in Securities, Use of Proceeds and Issuers Purchasers of
	Equity Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 6.	Exhibits and Reports on Form 8-K	23
	Signatures	S-1

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	November 25, 2004	May 27, 2004
ASSETS
Current assets:
Cash and cash equivalents	$195,881	$9,439
Cash held by intermediaries	123,095	--
Accounts and notes receivable	10,187	7,742
Receivables from joint ventures, net of reserves	2,436	2,666
Real estate and development costs	5,482	6,438
Other current assets	7,623	5,677
Assets of discontinued operations	54,417	290,023

Total current assets	399,121	321,985
Property and equipment:
Land and improvements	43,536	43,991
Buildings and improvements	330,291	328,246
Leasehold improvements	9,132	9,291
Furniture, fixtures and equipment	155,387	154,682
Construction in progress	33,909	18,814

Total property and equipment	572,255	555,024
Less accumulated depreciation and amortization	192,135	181,407

Net property and equipment	380,120	373,617
Other assets:
Investments in joint ventures	4,599	4,300
Goodwill	11,196	11,222
Other	33,134	33,745

Total other assets	48,929	49,267

TOTAL ASSETS	$828,170	$744,869

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	November 25, 2004	May 27, 2004
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$3,784	$2,066
Accounts payable	9,380	14,819
Income taxes	3,090	1,311
Taxes other than income taxes	8,915	8,113
Accrued compensation	4,663	5,934
Other accrued liabilities	11,446	12,122
Current maturities of long-term debt	24,549	25,738
Liabilities of discontinued operations	61,431	39,668

Total current liabilities	127,258	109,771
Long-term debt	182,415	207,282
Deferred income taxes	17,142	18,714
Deferred compensation and other	16,127	15,379
Shareholders' equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	--	--
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,075,931
shares at November 25, 2004 and 21,865,853 shares at May 27, 2004	22,076	21,866
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 9,113,582 at November 25, 2004 and 9,323,660 at May
27, 2004	9,114	9,324
Capital in excess of par	44,446	42,952
Retained earnings	419,693	333,171
Accumulated other comprehensive loss	(217)	(289)

	495,112	407,024
Less unearned compensation on restricted stock	(583)	(630)
Less cost of Common Stock in treasury (995,725 shares at November 25,
2004 and 1,356,620 shares at May 27, 2004)	(9,301)	(12,671)

Total shareholders' equity	485,228	393,723

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$828,170	$744,869

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

	November 25, 2004		November 27, 2003
(in thousands, except per share data)	13 Weeks	26 Weeks	13 Weeks	26 Weeks
Revenues:
Rooms and telephone	$14,769	$33,386	$14,787	$32,921
Theatre admissions	19,457	51,573	21,250	51,211
Theatre concessions	9,381	24,352	9,596	23,449
Food and beverage	9,759	19,650	9,000	18,505
Other revenues	8,769	20,513	7,852	19,554

Total revenues	62,135	149,474	62,485	145,640
Costs and expenses:
Rooms and telephone	5,755	11,776	5,543	11,573
Theatre operations	15,696	39,950	16,422	39,484
Theatre concessions	2,075	5,299	2,111	5,193
Food and beverage	7,170	14,489	6,812	13,667
Advertising and marketing	3,992	8,219	3,675	7,974
Administrative	6,250	12,917	6,211	12,608
Depreciation and amortization	6,041	12,189	6,154	12,334
Rent	493	964	525	981
Property taxes	2,021	4,052	1,621	3,794
Preopening expenses	126	175	4	97
Other operating expenses	4,761	10,632	4,968	10,505

Total costs and expenses	54,380	120,662	54,046	118,210

Operating income	7,755	28,812	8,439	27,430
Other income (expense):
Investment income	1,473	1,819	511	1,051
Interest expense	(3,780)	(7,659)	(3,945)	(8,419)
Gain on disposition of property and equipment	1,266	2,232	1,373	1,387

	(1,041)	(3,608)	(2,061)	(5,981)

Earnings from continuing operations before income taxes	6,714	25,204	6,378	21,449
Income taxes	2,297	9,601	2,557	8,582

Earnings from continuing operations	4,417	15,603	3,821	12,867
Discontinued operations (Note 2):
Income (loss) from discontinued operations, net of income taxes
(benefit) of $(2,472) and $2,072 for the 13 and 26 weeks ended
November 25, 2004, respectively and income taxes of $655 and
$3,254 for the 13 and 26 weeks ended November 27, 2003,
respectively	(3,786)	3,173	982	4,881
Gain on sale of discontinued operations, net of income taxes of
$ 46,328	70,957	70,957	--	--

	67,171	74,130	982	4,881

Net earnings	$71,588	$89,733	$4,803	$17,748

Earnings per share - basic:
Continuing operations	$0.15	$0.52	$0.13	$0.43
Discontinued operations	$2.23	$2.47	$0.03	$0.17

Net earnings per share	$2.38	$2.99	$0.16	$0.60

Earnings per share - diluted:
Continuing operations	$0.14	$0.52	$0.13	$0.43
Discontinued operations	$2.20	$2.44	$0.03	$0.17

Net earnings per share	$2.34	$2.96	$0.16	$0.60

Dividends per share:
Class B Common Stock	$0.050	$0.100	$0.050	$0.100
Common Stock	$0.055	$0.110	$0.055	$0.110

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	26 Weeks Ended
(in thousands)	November 25, 2004	November 27, 2003
OPERATING ACTIVITIES:
Net earnings	$89,733	$17,748
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures	508	349
Gain on disposition of property, equipment and investments in joint ventures	(2,232)	(805)
Gain on sale of limited service lodging division	(117,285)	--
Distributions from joint ventures	1,575	75
Amortization of loss on swap agreement	238	383
Amortization of restricted stock	47	--
Depreciation and amortization	15,920	22,644
Deferred income taxes	8,544	1,000
Deferred compensation and other	714	938
Changes in assets and liabilities:
Accounts and notes receivable	(1,677)	8,811
Real estate and development costs	956	(1,287)
Other current assets	(2,117)	(2,492)
Accounts payable	(7,701)	(7,746)
Income taxes	24,523	7,977
Taxes other than income taxes	(218)	879
Accrued compensation	(2,712)	(434)
Other accrued liabilities	931	1,509

Total adjustments	(79,986)	31,801

Net cash provided by operating activities	9,747	49,549
INVESTING ACTIVITIES:
Capital expenditures	(23,991)	(20,310)
Net proceeds from disposals of property, equipment and other assets	3,920	3,808
Net proceeds from sale of the limited service lodging division	345,140	--
Proceeds from sale of the limited service lodging division held by intermediaries	(123,095)	--
Purchase of interest in joint ventures	(775)	--
(Increase) decrease in other assets	622	(833)
Cash received from (advanced to) joint ventures	405	(1,377)

Net cash provided by (used in) investing activities	202,226	(18,712)
FINANCING ACTIVITIES:
Debt transactions:
Net proceeds from issuance of notes payable and long-term debt	10,486	--
Principal payments on notes payable and long-term debt	(37,829)	(27,688)
Equity transactions:
Treasury stock transactions, except for stock options	(295)	(94)
Exercise of stock options	5,159	1,262
Dividends paid	(3,210)	(3,162)

Net cash used in financing activities	(25,689)	(29,682)

Net increase in cash and cash equivalents	186,284	1,155
Cash and cash equivalents at beginning of year	9,629 *	6,039

Cash and cash equivalents at end of period	$195,913 **	$7,194

*	Includes $190 of cash included in assets of discontinued operations.
**	Includes $32 of cash included in assets of discontinued operations.

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
THIRTEEN AND TWENTY-SIX WEEKS ENDED
NOVEMBER 25, 2004
(Unaudited)

1.	General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 27, 2004, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the thirteen and twenty-six weeks ended November 25, 2004 and November 27, 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at November 25, 2004, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year.

Comprehensive Income – Accumulated other comprehensive loss consists of the unrecognized loss on hedging transactions, the accumulated net unrealized gain on available for sale securities and the minimum pension liability, all net of tax. Accumulated other comprehensive loss was $217,000 and $289,000 as of November 25, 2004 and May 27, 2004, respectively. Total comprehensive income for the thirteen and twenty-six weeks ended November 25, 2004 was $71,650,000 and $89,805,000, respectively. Total comprehensive income for the thirteen and twenty-six weeks ended November 27, 2003 was $4,945,000 and $18,030,000, respectively.

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

The following table illustrates the computation of basic and diluted earnings per share for earnings from continuing operations and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended November 25, 2004	13 Weeks Ended November 27, 2003	26 Weeks Ended November 25, 2004	26 Weeks Ended November 27, 2003
	(in thousands, except per share data)
Numerator:
Earnings from continuing operations	$4,417	$3,821	$15,603	$12,867

Denominator:
Denominator for basic EPS	30,093	29,585	29,972	29,535
Effect of dilutive employee stock
options and non-vested restricted stock	466	199	386	174

Denominator for diluted EPS	30,559	29,784	30,358	29,709

Earnings per share from continuing
operations:
Basic	$0.15	$0.13	$0.52	$0.43
Diluted	$0.14	$0.13	$0.52	$0.43

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

	13 Weeks Ended November 25, 2004	13 Weeks Ended November 27, 2003	26 Weeks Ended November 25, 2004	26 Weeks Ended November 27, 2003
	(in thousands, except per share data)
Net earnings, as reported	$71,588	$4,803	$89,733	$17,748
Deduct: Stock-based employee
compensation expense determined under
the fair value method for all option
awards, net of related tax effects	(239)	(271)	(450)	(514)

Pro forma net earnings	$71,349	$4,532	$89,283	$17,234

Earnings per share:
Basic - as reported	$2.38	$0.16	$2.99	$0.60
Basic - pro forma	$2.37	$0.15	$2.98	$0.58
Diluted - as reported	$2.34	$0.16	$2.96	$0.60
Diluted - pro forma	$2.33	$0.15	$2.94	$0.58

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended November 25, 2004	13 Weeks Ended November 27, 2003	26 Weeks Ended November 25, 2004	26 Weeks Ended November 27, 2003
	(in thousands)
Service Cost	$112	$116	$225	$232
Interest Cost	213	192	425	384
Net amortization of prior service cost
and transition obligation	50	60	100	120

Net periodic pension cost	$375	$368	$750	$736

2.	Discontinued Operations

On September 3, 2004, the Company sold substantially all of the assets of its limited-service lodging division for a total purchase price of $414.9 million in cash. Net proceeds to the Company to-date from the sale are $345.1 million, net of transaction costs and excluding $39.9 million in proceeds held in escrow pending completion of certain customary transfer requirements. Net proceeds also exclude $19.0 million of proceeds related to the sale of four joint venture properties sold in the transaction. Net proceeds include $123.1 million held by intermediaries in conjunction with potential tax deferral options the Company is exploring.

The assets sold to-date consist primarily of land, buildings and equipment with a net book value of approximately $232.0 million. The result of the transaction to-date is a gain on sale of $71.0 million, net of income taxes of $46.3 million. Upon completion of the transfer requirements associated with the $39.9 million in escrow, net proceeds will increase and the Company anticipates reporting additional gains on the sale of approximately $8 to $9 million after income taxes. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the results of operations of the limited-service lodging division have been reported as discontinued operations in the consolidated statement of earnings for all periods presented. Limited-service lodging revenues for the thirteen and twenty-six weeks ended November 25, 2004 were $2,514,000 and $42,803,000, respectively. Revenues for the thirteen and twenty-six weeks ended November 27, 2003 were $30,764,000 and $67,518,000, respectively. Limited-service lodging operating income (loss) for the thirteen and twenty-six weeks ended November 25, 2004 was $(5,738,000) and $7,005,000, respectively. Operating income for the thirteen and twenty-six weeks ended November 27, 2003 was $3,018,000 and $10,754,000, respectively.

The Company incurred approximately $1.8 million in one-time severance related costs during the second quarter of fiscal 2005. Approximately $1.4 million of these costs were paid out during the second quarter with the remaining payments expected to be completed by the end of the fiscal 2005 third quarter. These one-time termination benefits are included in income (loss) from discontinued operations in the consolidated statement of earnings.

On December 1, 2004, the Company sold the Miramonte Resort for a total purchase price of approximately $28.7 million in cash. The assets sold consist primarily of land, building and equipment. The expected pre-tax gain in excess of $5.0 million will be recorded in the third quarter of fiscal 2005. In accordance with SFAS 144, the results of operations of the Miramonte, which have historically been included in the Hotels and Resorts financial results, have been reported as discontinued operations in the consolidated statement of earnings for all periods presented. Miramonte revenues for the thirteen and twenty-six weeks ended November 25, 2004 were $2,008,000 and $3,341,000, respectively. Miramonte revenues for the thirteen and twenty-six weeks ended November 27, 2003 were $1,399,000 and $2,285,000, respectively. Miramonte’s operating loss for the thirteen and twenty-six weeks ended November 25, 2004 was $471,000 and $1,627,000, respectively. The operating loss for the thirteen and twenty-six weeks ended November 27, 2003 was $720,000 and $1,806,000, respectively.

The components of the assets and liabilities of discontinued operations included in the consolidated balance sheets are as follows:

	November 25, 2004	May 27, 2004
	(in thousands)
Assets
Cash	$32	$190
Other current assets	1,483	6,000
Net property and equipment	48,825	280,862
Other assets	4,077	2,971

Assets of discontinued operations	$54,417	$290,023

Liabilities
Current liabilities	$5,490	$14,113
Income taxes	23,367	--
Deferred income taxes	31,764	21,696
Other long-term liabilities	810	3,859

Liabilities of discontinued operations	$61,431	$39,668

3.	Business Segment Information

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

Following is a summary of business segment information for the thirteen and twenty-six weeks ended November 25, 2004 and November 27, 2003 (in thousands):

13 Weeks Ended November 25, 2004	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$30,292	$31,405	$438	$62,135	$4,522	$66,657
Operating income (loss)	5,826	3,950	(2,021)	7,755	(6,209)	1,546
Depreciation and amortization	2,937	2,706	398	6,041	474	6,515

13 Weeks Ended November 27, 2003	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$32,372	$29,838	$275	$62,485	$32,163	$94,648
Operating income (loss)	7,160	3,583	(2,304)	8,439	2,298	10,737
Depreciation and amortization	2,857	2,920	377	6,154	5,181	11,335

26 Weeks Ended November 25, 2004	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$79,339	$69,378	$757	$149,474	$46,144	$195,618
Operating income (loss)	19,905	12,551	(3,644)	28,812	5,378	34,190
Depreciation and amortization	5,856	5,538	795	12,189	3,731	15,920

26 Weeks Ended November 27, 2003	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$78,490	$66,592	$558	$145,640	$69,803	$215,443
Operating income (loss)	19,859	11,691	(4,120)	27,430	8,948	36,378
Depreciation and amortization	5,766	5,824	744	12,334	10,310	22,644

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Special Note Regarding Forward-Looking Statements

        Certain matters discussed in this Management’s Discussion and Analysis of Results of Operations and Financial Condition are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements will include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause results to differ materially from those expected, including, but not limited to, the following: (i) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division; (ii) the effects of increasing depreciation expenses and preopening and start-up costs due to the capital intensive nature of our businesses, including the possibility that such costs may exceed our expectations; (iii) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (iv) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (v) the effects on our occupancy and room rates from the relative industry supply of available rooms at comparable lodging facilities in our markets; (vi) the effects of competitive conditions in the markets served by us; (vii) our ability to identify properties to acquire, develop and/or manage and continuing availability of funds for such development; (viii) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, the United States’ responses thereto and subsequent hostilities; and (ix) our decisions regarding the use of the proceeds received from the sale of our limited-service lodging division and other asset sales. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

General

        We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2005 and 2004 are both 52-week years. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts. As a result of our recent sale of substantially all of the assets of our limited-service lodging division, this segment has been presented as discontinued operations in the accompanying financial statements and in this discussion. As a result of our recent sale of the Miramonte Resort, this asset and related results of operations, previously included in our hotels and resorts segment, has also been presented as discontinued operations in the accompanying financial statements and in this discussion. Prior year results have been restated to conform to the current year presentation.

        The following table sets forth revenues, operating income, earnings from continuing operations, earnings from discontinued operations, net earnings and earnings per share for the comparable second quarter and first half of fiscal 2005 and 2004 (in millions, except for per share and variance percentage data):

	Second Quarter				First Half
			Variance				Variance
	F2005	F2004	Amt.	Pct.	F2005	F2004	Amt.	Pct.
Revenues	$62.1	$62.5	$(0.4)	-0.6%	$149.5	$145.6	$3.9	2.6%
Operating income	7.8	8.4	(0.6)	-8.1%	28.8	27.4	1.4	5.0%
Earnings from continuing operations	4.4	3.8	0.6	15.6%	15.6	12.9	2.7	21.3%
Earnings from discontinued operations	67.2	1.0	66.2	6740%	74.1	4.8	69.3	1419%
Net earnings	$71.6	$4.8	$66.8	1390%	$89.7	17.7	72.0	405.6%
Earnings per share -
Diluted:
Continuing operations	$.14	$.13	$.01	7.7%	$.52	$.43	$.09	20.9%
Net earnings	$2.34	$.16	$2.18	1363%	$2.96	$.60	$2.36	393.3%

        An increase in revenues and operating income (earnings before other income/expense and income taxes) from our hotels/resorts division during the second quarter of fiscal 2005 compared to the same period last year partially offset decreases in both revenues and operating income from our theatre division during the same period. The hotels and resorts division benefited from an improving economic environment and an increase in business travel. Theatre division operating results were negatively impacted by a relatively weak slate of movies compared to the same period last year. Increases in revenues and operating income from both the theatre and hotels/resorts divisions, as well as reduced corporate expenses, contributed to the improved performance for the first half of fiscal 2005 compared to the same period last year. As described in more detail below, increased investment income and decreased interest expense also contributed to our increased earnings from continuing operations during our fiscal 2005 second quarter and first half compared to the same periods last year.

        Our investment income totaled $1.5 million and $1.8 million for the second quarter and first half of fiscal 2005, respectively, compared to $500,000 and $1.1 million during the same periods last year. The increases during the fiscal 2005 periods were the result of interest earned on proceeds received from the sale of the limited-service lodging division in September 2004. The majority of the $195.9 million of cash and cash equivalents noted on our consolidated balance sheet as of November 25, 2004, is currently invested in federal tax-exempt short-term financial instruments. Our estimated effective income tax rate for continuing operations has been lowered to reflect this current method of investment. In addition, $123.1 million in cash is currently being held by intermediaries in conjunction with potential tax deferral opportunities that we are exploring. We are earning taxable interest on these funds. Investment income will continue to exceed prior year amounts in future periods until a further determination of the potential uses of the sale proceeds is made.

        Our interest expense totaled $3.8 million and $7.7 million for the second quarter and first half of fiscal 2005, respectively, compared to $3.9 million and $8.4 million during the same periods last year. The decrease was primarily the result of a $37.5 million, or 15.3%, reduction in our long-term debt (including current maturities) at the end of the first half of fiscal 2005 compared to the end of last year’s first half. Due to the fact that we have paid off all of our outstanding short-term borrowings, consisting of commercial paper, during the first half of fiscal 2005 with cash provided by operating and investing activities, we do not expect our interest expense to change substantially during the remaining quarters of fiscal 2005 other than as a result of the payment of scheduled current maturities of our long-term debt.

        Our continuing operations recognized pre-tax gains on disposition of property and equipment totaling $1.3 million during the second quarter of fiscal 2005 compared to $1.4 million during the prior year same period. The fiscal 2005 gain was primarily the result of the sale of two outlots on existing theatre land parcels. Continuing operations pre-tax gains on disposition of property and equipment for the first half of fiscal 2005 were $2.2 million compared to gains of $1.4 million during the first half of fiscal 2004. The timing of periodic sales of our property and equipment may vary from quarter to quarter, resulting in variations in our gains or losses on disposition of property and equipment. We anticipate periodic additional sales of non-revenue generating property and equipment with the potential for additional gains on disposition from time to time during the remainder of fiscal 2005.

Theatres

        The following table sets forth revenues, operating income and operating margin for our theatre division for the second quarter and first half of fiscal 2005 and 2004 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2005	F2004	Amt.	Pct.	F2005	F2004	Amt.	Pct.
Revenues	$30.3	$32.4	$(2.1)	-6.4%	$79.3	$78.5	$0.8	1.1%
Operating income	5.8	7.2	(1.4)	-18.6%	19.9	19.9	--	0.2%
Operating margin	19.2%	22.1%			25.1%	25.3%
(% of revenues)

        Consistent with the seasonal nature of the motion picture exhibition industry, the second quarter of our fiscal year is typically the slowest period for our theatre division. Although our theatre division’s fiscal 2005 second quarter represented our third-best second quarter results on record, the results lagged behind last year’s record second quarter results. Contributing to the decreased second quarter operating income and operating margin were decreased box office and concession revenues and slightly increased film rental costs. Due to a very strong summer box office, theatre division revenues for the first half of fiscal 2005 remain slightly ahead of last years comparable period, with operating income and operating margin essentially even with the prior year.

        The following table breaks out revenues for the theatre division for the second quarter and first half of fiscal 2005 and 2004 (in millions, except for variance percentage):

	Second Quarter					First Half
			Variance					Variance
	F2005	F2004	Amt.		Pct.	F2005	F2004	Amt.	Pct.
Box office receipts	$19.5	$21.3	$(1.	8)	-8.4%	$51.6	$51.2	$0.4	0.7%
Concession revenues	9.4	9.6	(0.2)		-2.2%	24.3	23.5	0.8	3.9%
Other revenues	1.4	1.5	(0.1)		-4.7%	3.4	3.8	(0.4)	-10.9%

Total revenues	$30.3	$32.4	$(2.1)		-6.4%	$79.3	$78.5	$0.8	1.1%

        The decrease in our box office receipts and concession revenues for the second quarter of fiscal 2005 compared to the same period last year was due to a decrease in attendance. Our average ticket price increased 2.1% and 2.4%, respectively, during the second quarter and first half of fiscal 2005, partially offsetting the attendance decreases. These increases in our average ticket price were attributable primarily to modest ticket price increases and occurred despite the fact that this year’s film mix has included more family-orientated movies. Such film fare typically results in more child admissions and a resulting lower average ticket price, compared to last year’s film product mix which included an unusually high number of R-rated movies. Our average concession sales per person during our fiscal 2005 second quarter and first half increased 8.7% and 5.6%, respectively, compared to the same periods last year. Films that appeal to families and teenagers generally produce greater concession sales compared to more adult-oriented films. Other revenues, which include management fees and pre-show advertising income, were essentially even with last year’s second quarter, but have decreased during the first half of fiscal 2005 due to the fact that last year’s revenues (and resulting operating income and operating margin) were favorably impacted by an insurance settlement of approximately $400,000 related to a fire that occurred several years ago at one of our Milwaukee-area theatres. Overall, excluding this settlement, we expect other revenues to meet or exceed prior year levels during fiscal 2005.

        Total theatre attendance decreased 10.2% during the second quarter compared to the same period last year. For the first half of fiscal 2005, total attendance was down 1.6% compared to the first half of fiscal 2004. Attendance was particularly weak during September, historically the slowest month of the film year, and October. The second quarter ended with a strong box office week leading up to the traditionally strong movie-going Thanksgiving Day weekend. Overall, however, the audience appeal of this year’s second quarter films, which included top grossing films The Incredibles and Shark Tale, was not as strong as last year’s second quarter films, which included Elf, The Matrix Revolutions, Scary Movie 3 and The School of Rock.

        Despite a strong Thanksgiving Day weekend and solid performances by holiday season films such as National Treasure, The Polar Express, Ocean’s 12 and Meet the Fockers, film product for the third quarter has thus far underperformed compared to the prior year third quarter. Last year’s third quarter results benefited from the final installment of Lord of the Rings, which was our top grossing movie during fiscal 2004, providing a difficult comparison for the third quarter of fiscal 2005. In addition, comparisons to last years results will be negatively impacted by the fact that during this year’s holiday season, Christmas Eve (the only night of the year on which our theatres close) and Christmas Day were on a Friday and Saturday, which are normally the two biggest movie-going days of the week. As a result, we currently do not expect our fiscal 2005 third quarter operating results for our theatre division to equal last year’s third quarter results. We also anticipate challenging comparisons to last year’s results at the beginning of our fiscal 2005 fourth quarter due to the very strong performance of The Passion of The Christ last year. The extended outlook for film product begins to look better in May and beyond, beginning with the final Star Wars installment, which is due to open next May. Revenues for the theatre business and the motion picture industry in general are heavily dependent upon the general audience appeal of available films, together with studio marketing, advertising and support campaigns, all factors over which we have no control.

        We ended the first half of fiscal 2005 with a total of 449 company-owned screens in 40 theatres and 40 managed screens in four theatres compared to 459 company-owned screens in 43 theatres and 34 managed screens in three theatres at the end of the same period last year. During the fiscal 2005 second quarter, we opened four additional screens at an existing theatre in LaCrosse, Wisconsin, converted our largest screen in Columbus, Ohio into our fifth UltraScreen® and closed a three-screen theatre in LaCrosse. We opened three additional screens at a theatre in Oshkosh, Wisconsin early in the third quarter of fiscal 2005 and construction continues on a new UltraScreen® at our theatre in Oakdale, Minnesota, and a new 12-screen theatre in Saukville, Wisconsin. We expect these 13 new screens to open during our third and fourth quarters of fiscal 2005. We continue to review additional opportunities to add new screens to existing locations and to develop or acquire new locations in and around our existing markets, including recently announced new multi-screen theatres in Green Bay, Racine and East Troy, Wisconsin.

Hotels and Resorts

        The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the second quarter and first half of fiscal 2005 and 2004 (in millions, except for variance percentage and operating margin). Prior year results have been restated to reflect the current year presentation of the recently sold Miramonte Resort as a discontinued operation.

	Second Quarter				First Half
			Variance				Variance
	F2005	F2004	Amt.	Pct.	F2005	F2004	Amt.	Pct.
Revenues	$31.4	$29.8	$1.6	5.3%	$69.4	$66.6	$2.8	4.2%
Operating income	4.0	3.6	0.4	10.2%	12.6	11.7	0.9	7.4%
Operating margin	12.6%	12.0%			18.1%	17.6%
(% of revenues)

        Our hotels and resorts division recognized record revenues for our fiscal 2005 second quarter and its highest second quarter operating income since fiscal 2001. Continued improvement in business travel, particularly from the group travel segment, contributed to the improved results during the second quarter. Food and beverage revenues at our hotels and resorts increased 8.4% during the fiscal 2005 second quarter compared to the same period last year due primarily to the increases in group travel and the resulting increases in catering business. Total revenues and operating income have also increased during the first half of fiscal 2005 compared to the same period last year, with the largest increases coming from our hotels that focus on the individual business traveler (the Pfister and the Hotel Phillips). Operating income increased during the fiscal 2005 second quarter and first half compared to the same periods of fiscal 2004 despite reduced earnings from our timeshare operations due to increased marketing and selling costs and approximately $330,000 and $560,000, respectively, of start-up and preopening costs associated with our Las Vegas condominium hotel and downtown Chicago hotel projects.

        The total revenue per available room, or RevPAR, for comparable company-owned properties (excluding the Miramonte Resort) increased 0.8% and 2.0%, respectively, during our fiscal 2005 second quarter and first half compared to the same periods last year. The increases in RevPAR were due entirely to increases in occupancy percentage (number of occupied rooms as a percentage of available rooms) of 2.7 and 2.8 percentage points, respectively, during these same periods. Our overall average daily room rate (“ADR”) for these comparable properties decreased 3.3% and 1.9%, respectively, during the second quarter and first half of fiscal 2005, compared to the same periods last year. The improvements in group business travel, which often involve lower negotiated room rates, contributed to the small decline in our ADR during fiscal 2005 to date. As we indicated in prior discussions, we have attempted to retain the integrity of our rate structure during the past several years (a period when others in the industry were heavily discounting), believing that this strategy was in our best long-term interest. As a result, according to data from outside industry sources such as Smith Travel Research, our comparative changes in RevPAR during calendar 2002 and 2003 consistently outperformed others in our segment of the industry. As the economy and the industry recover, it appears that those that heavily discounted or operated in markets that were impacted more severely by the economic downturn are generally now experiencing larger increases in RevPAR and ADR than our hotels and resorts.

        The current near-term outlook for the future performance of our hotels and resorts division remains promising. The improvement we experienced during our fiscal 2005 second quarter at our hotels that cater to the group business traveler was very encouraging, as this is a segment of our customer base that typically provides non-room revenues to our hotels and resorts that are a key to returning this division to prior profitability levels. In addition, the individual business travel segment, which was the strength of our fiscal 2005 first quarter, continues to show steady improvement. We remain pleased with the advanced booking pace at our hotels, with our fiscal 2005 fourth quarter in particular looking very encouraging, based upon business already booked for this time period. As a result, based on the current trends and subject to continued improvement in economic conditions, we currently expect our division operating results to continue to improve during the remainder of fiscal 2005, with cost controls remaining a high priority.

        Construction on our Las Vegas condominium hotel joint venture, the Platinum Suite Hotel & Spa, is about to begin, with a targeted opening date in Spring 2006. Construction continues on a company-owned hotel in downtown Chicago, Illinois that was originally expected to be a Baymont Inn & Suites. This project was not included in the sale of our limited-service lodging division and has been taken over by our hotels and resorts division. We expect to determine the proper brand for this location in the very near future. With a targeted opening date in Spring 2005, we expect to incur additional preopening expenses and other initial start-up losses from this hotel and the Las Vegas project during the second half of fiscal 2005. We also continue to pursue several new growth opportunities, with a focus on expanding our hotel management business. A number of the projects that we are currently exploring may also include some small equity investments.

Discontinued Operations

        On September 3, 2004, we sold substantially all of the assets of our limited-service lodging division to La Quinta Corporation of Dallas, Texas for a total purchase price of approximately $415 million in cash. La Quinta purchased our Baymont Inns & Suites, Woodfield Suites and Budgetel Inns brands, substantially all of the division’s real estate and related assets and assumed the operation of 90 company-owned and operated Baymont Inns & Suites, seven Woodfield Suites, one Budgetel Inn and the 87-unit Baymont franchise system (including four joint venture Baymont Inns & Suites that were excluded from the transaction and have become franchisees). Our net proceeds to the Company as of the end of the fiscal 2005 second quarter, before the payment of income taxes resulting from the gain on sale, were approximately $345 million, net of transaction costs and excluding approximately $40 million in proceeds held in escrow pending completion of certain customary transfer requirements on nine locations. The net proceeds amount above excludes approximately $19 million of proceeds related to the sale of four joint venture properties. The assets sold to date consist primarily of land, buildings and equipment with a net book value of approximately $232 million. As a result, we reported an after-tax gain on sale of discontinued operations of approximately $71 million during the second quarter of fiscal 2005. Upon completion of the transfer requirements associated with the $40 million in funds currently held in escrow, assets with a net book value of approximately $25 million will be sold and we would expect to report additional after-tax gains on sale of approximately $8 to 9 million in future periods.

        The results of our limited-service lodging division have been accounted for as discontinued operations in our consolidated financial statements for the second quarter and first half of fiscal 2005 and prior year results have been restated to conform with the current year presentation. The following table sets forth revenues, operating income and income from discontinued operations, net of applicable taxes, for our limited-service lodging division for the second quarter and first half of fiscal 2005 and 2004 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2005	F2004	Amt.	Pct.	F2005	F2004	Amt.	Pct.
Revenues	$2.5	$30.8	$(28.3)	-91.8%	$42.8	$67.5	$(24.7)	-36.6%
Operating income (loss)	(5.7)	3.0	(8.7)	-290%	7.0	10.8	(3.8)	-34.9%
Income (loss) from
discontinued operations	(3.5)	1.4	(4.9)	-348%	4.2	6.0	(1.8)	-30.3%
(net of income taxes)

        Our fiscal 2005 second quarter operating results included one week of operations prior to completion of the sale, as well as results from four of our joint venture Baymont Inns & Suites that were excluded from the transaction and are now operating as Baymont franchises. One of the four remaining joint venture properties was sold early in our fiscal 2005 third quarter and we are currently exploring opportunities to sell the remaining three properties. The limited-service lodging division’s operating loss and loss from discontinued operations, net of applicable taxes, during the fiscal 2005 second quarter included various costs associated with exiting the business, including approximately $1.8 million of severance related costs.

        On December 1, 2004, we sold the Miramonte Resort for a total purchase price of $28.7 million in cash, before transaction costs. The assets sold consisted primarily of land, building and equipment. As a result of this transaction, we expect to report a pre-tax gain in excess of $5.0 million during our fiscal 2005 third quarter.

        The results of the Miramonte Resort, which had previously been included in our hotels and resorts segment results, have been accounted for as discontinued operations in our consolidated financial statements for the second quarter and first half of fiscal 2005 and prior year results have been restated to conform with the current year presentation. The following table sets forth revenues, operating loss and loss from discontinued operations, net of applicable taxes, for the Miramonte Resort for the second quarter and first half of fiscal 2005 and 2004 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2005	F2004	Amt.	Pct.	F2005	F2004	Amt.	Pct.
Revenues	$2.0	$1.4	$0.6	43.5%	$3.3	$2.3	$1.0	46.2%
Operating loss	(0.5)	(0.7)	0.2	34.6%	(1.6)	(1.8)	0.2	9.9%
Loss from discontinued operations	(0.3)	(0.4)	0.1	33.6%	(1.0)	(1.1)	0.1	9.0%
(net of income taxes)

        Operating results for the Miramonte Resort for the second quarter and first half of fiscal 2005 increased slightly over prior year results primarily due to an increase in revenues as a result of the recently opened spa. Our fiscal 2005 third quarter results will only include one week of operations of the Miramonte Resort prior to completion of the sale.

FINANCIAL CONDITION

        Our movie theatre and hotels/resorts businesses each generate significant and consistent daily amounts of cash because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, together with the funds from our sale of the limited-service lodging division and the sale of our Miramonte Resort, as well as the availability of $125 million of unused credit lines as of the end of the second quarter, should be adequate to support the near-term anticipated ongoing operational liquidity needs of our businesses.

        Net cash provided by operating activities decreased by $39.8 million during the first half of fiscal 2005 to $9.7 million, compared to $49.5 million during the prior year’s first half. The decrease was due primarily to $46.3 million in income taxes related to the gain on sale of the limited-service lodging division as well as the collection of a large note receivable last year, resulting in an unfavorable comparison in collections of accounts and notes receivable, partially offset by improved operating results.

        Net cash provided by investing activities during the fiscal 2005 first half totaled $202.2 million, compared to net cash used in investing activities of $18.7 million during the fiscal 2004 first half. Our fiscal 2005 results include $345.1 million of net proceeds from the disposal of our limited-service lodging division, of which $123.1 million was invested with intermediaries in conjunction with potential tax deferral opportunities that we are exploring. Capital expenditures totaled $24.0 million during the first half of fiscal 2005 compared to $20.3 million during the prior year’s first half. Fiscal 2005 first half capital expenditures included $10.5 million incurred in our hotels and resorts division, the majority of which was related to the downtown Chicago development recently absorbed by that division. In addition, we incurred capital expenditures of approximately $9.0 million in our theatre division related to the previously identified growth projects and $3.5 million in our limited-service lodging division related to previously committed capital projects.

        Net cash used in financing activities during the first half of fiscal 2005 totaled $25.7 million compared to $29.7 million during the first half of fiscal 2004. Excess cash available during the first half of both fiscal years was used to reduce our outstanding commercial paper borrowings during the periods. Our principal payments on notes payable and long-term debt totaled $37.8 million during the first half of fiscal 2005 compared to $27.7 million during the same period last year. New debt of $10.5 million related to the Chicago project was added during the first half of fiscal 2005, compared to no new debt added during the same period last year. Our debt capitalization ratio (long-term debt, including current maturities, divided by shareholders equity plus long-term debt, including current maturities) was 0.30 at November 25, 2004, compared to 0.38 at the prior fiscal year-end, with the decrease attributable to reduced debt levels and an increase in shareholders’ equity due to the significant gain on sale of the limited-service lodging division.

        Based upon our current expectations for fiscal 2005 capital expenditure levels and the receipt of asset sales proceeds from the Miramonte sale and funds currently held in escrow from the limited-service lodging division, we currently anticipate that our debt-capitalization ratio will decrease further during the remainder of fiscal 2005. Our actual long-term debt total and debt-capitalization ratio at the end of fiscal 2005 will be dependent upon our decisions regarding the use of the limited-service lodging division sale proceeds. We are actively evaluating the potential uses of the sale proceeds. We are committed to growing our two remaining divisions and we will also consider other opportunities and uses of the proceeds. We intend to be patient in assessing these opportunities to ensure that all uses of the proceeds are in the best interests of our shareholders.

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

a.	Evaluation of disclosure controls and procedures

Based on their evaluations, as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.	Changes in internal controls over financial reporting

There were no significant changes in our internal controls identified in connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuers Purchasers of Equity Securities

        Through November 25, 2004, our board of directors has approved the repurchase of up to 4.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

        The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were from employees who tendered shares in connection with the exercise of stock options and pursuant to the publicly announced repurchase authorizations described above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
August 27 - September 26	10,476	$20.45	1.9 million
September 27 - October 26	126	$21.27	1.9 million
October 27 - November 25	113	$22.08	1.9 million

Total/Average	10,715	$20.48	1.9 million

Item 4.	Submission of Matters to a Vote of Security Holders

        Our 2004 annual meeting of shareholders was held on Wednesday, October 6, 2004 (the “Annual Meeting”). At the Annual Meeting, the following matters were voted on in person or by proxy and approved by our shareholders:

1.	Our shareholders voted to elect Diane Marcus Gershowitz, Timothy E. Hoeksema, Stephen H. Marcus, Daniel F. McKeithan, Jr., Bruce J. Olson, Allan H. Selig, Philip L. Milstein, Bronson J. Haase and James D. Ericson to our Board of Directors for one-year terms to expire at our 2005 annual meeting of shareholders and until their successors are duly qualified and elected.

2.	Our shareholders voted to approve The Marcus Corporation 2004 Equity Incentive Plan.

        As of the August 6, 2004 record date for the Annual Meeting, 20,611,920 shares of Common Stock and 9,323,660 shares of Class B Common Stock were outstanding and eligible to vote, with the Common Stock entitled to one vote per share and the Class B Common Stock entitled to ten votes per share. Following are the final votes on the matters presented for shareholder approval of the Annual Meeting:

Election of Directors

	For		Withheld
Name	Votes	Percentage(1)	Votes	Percentage(1)
Stephen H. Marcus	104,952,587	98.43%	1,672,386	1.57%
Diane Marcus Gershowitz	104,850,215	98.34%	1,774,758	1.66%
Daniel F. McKeithan, Jr	104,224,330	97.75%	2,400,643	2.25%
Allan H. Selig	101,651,823	95.34%	4,973,150	4.66%
Timothy E. Hoeksema	105,001,581	98.48%	1,623,393	1.52%
Bruce J. Olson	104,850,217	98.34%	1,774,756	1.66%
Philip L. Milstein	104,940,934	98.42%	1,684,039	1.58%
Bronson J. Haase	105,002,299	98.48%	1,622,674	1.52%
James D. Ericson	104,225,279	97.75%	2,399,694	2.25%

(1)	Based on a total of all votes represented by shares of Common Stock and Class B Common Stock actually voted in person or by proxy at the Annual Meeting.

2004 Equity Incentive Plan

	Votes	Percentage(1)
For:	101,489,082	97.56%
Against:	2,378,937	2.29%
Abstain:	160,120	0.15%

(1)	Based on a total of all votes represented by shares of Common Stock and Class B Common Stock actually voted in person or by proxy at the Annual Meeting.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

We filed a current report on Form 8-K dated September 3, 2004 pursuant to Items 2.01 and 2.05 with respect to the closing of the sale of substantially all of the assets of our limited-service lodging division to La Quinta Corporation.

On September 10, 2004, we filed an Amendment No. 1 to our current report on Form 8-K dated September 3, 2004 pursuant to Item 2.05. This Amendment also included an amendment to our agreement to sell substantially all of the assets of our limited-service lodging division to La Quinta Corporation and unaudited pro forma consolidated financial statements giving effect to such sale.

We furnished a current report on Form 8-K dated September 21, 2004 pursuant to Item 2.02 with respect to our press release for our fiscal quarter ended August 26, 2004 and related disclosure requirements of Regulation FD.

We filed a current report on Form 8-K dated November 24, 2004 pursuant to Item 1.01 with respect to the entry into definitive agreements for the sale of our Miramonte Resort to Lowe Hospitality Investment Partners, LLC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION
DATE: January 4, 2005	By: /s/ Stephen H. Marcus
Stephen H. Marcus,
Chairman of the Board, President and
Chief Executive Officer
DATE: January 4, 2005	By: /s/ Douglas A. Neis
Douglas A. Neis
Chief Financial Officer and Treasurer

S-1