Form 10-Q
period 2005-02-24
MARCUS CORP
filed 2005-04-05
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 24, 2005

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

COMMON STOCK OUTSTANDING AT APRIL 1, 2005 - 21,228,042

CLASS B COMMON STOCK OUTSTANDING AT APRIL 1, 2005 - 9,090,471

THE MARCUS CORPORATION

INDEX

PART I - FINANCIAL INFORMATION		Page
Item 1.	Consolidated Financial Statements:
	Balance Sheets
	(February 24, 2005 and May 27, 2004)	3
	Statements of Earnings
	(Thirteen and thirty-nine weeks ended February 24, 2005 and
	February 26, 2004)	5
	Statements of Cash Flows
	(Thirty-nine weeks ended February 24, 2005 and February 26, 2004)	6
	Condensed Notes to Financial Statements	7
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds; Purchases of Equity
	Securities by the Issuer	21
Item 6.	Exhibits	21
	Signatures	S-1

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	February 24, 2005	May 27, 2004
ASSETS
Current assets:
Cash and cash equivalents	$176,261	$9,439
Cash held by intermediaries	155,164	--
Accounts and notes receivable	8,144	7,742
Receivables from joint ventures, net of reserves	2,887	2,666
Real estate and development costs	5,202	6,438
Other current assets	4,095	5,677
Assets of discontinued operations	30,868	290,023

Total current assets	382,621	321,985
Property and equipment:
Land and improvements	46,787	43,991
Buildings and improvements	333,985	328,246
Leasehold improvements	9,137	9,291
Furniture, fixtures and equipment	157,880	154,682
Construction in progress	39,462	18,814

Total property and equipment	587,251	555,024
Less accumulated depreciation and amortization	197,802	181,407

Net property and equipment	389,449	373,617
Other assets:
Investments in joint ventures	7,667	4,300
Goodwill	11,196	11,222
Other	32,959	33,745

Total other assets	51,822	49,267

TOTAL ASSETS	$823,892	$744,869

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	February 24, 2005	May 27, 2004
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$6,098	$2,066
Accounts payable	8,169	14,819
Income taxes	367	1,311
Taxes other than income taxes	7,496	8,113
Accrued compensation	4,362	5,934
Other accrued liabilities	18,503	12,122
Current maturities of long-term debt	23,454	25,738
Liabilities of discontinued operations	46,383	39,668

Total current liabilities	114,832	109,771
Long-term debt	184,667	207,282
Deferred income taxes	16,765	18,714
Deferred compensation and other	15,864	15,379
Shareholders' equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	--	--
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,099,042
shares at February 24, 2005 and 21,865,853 shares at May 27, 2004	22,099	21,866
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 9,090,471 at February 24, 2005 and 9,323,660 at May 27,
2004	9,090	9,324
Capital in excess of par	44,936	42,952
Retained earnings	424,670	333,171
Accumulated other comprehensive loss	(196)	(289)

	500,599	407,024
Less unearned compensation on restricted stock	(443)	(630)
Less cost of Common Stock in treasury (898,451 shares at February 24,
2005 and 1,356,620 shares at May 27, 2004)	(8,392)	(12,671)

Total shareholders' equity	491,764	393,723

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$823,892	$744,869

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

	February 24, 2005		February 26, 2004
(in thousands, except per share data)	13 Weeks	39 Weeks	13 Weeks	39 Weeks
Revenues:
Rooms and telephone	$9,226	$42,612	$9,540	$42,461
Theatre admissions	24,976	76,549	26,441	77,652
Theatre concessions	11,740	36,092	12,427	35,876
Food and beverage	8,213	27,863	8,609	27,114
Other revenues	8,317	28,830	8,747	28,301

Total revenues	62,472	211,946	65,764	211,404
Costs and expenses:
Rooms and telephone	5,085	16,861	4,813	16,386
Theatre operations	19,622	59,572	20,495	59,979
Theatre concessions	2,482	7,781	2,721	7,914
Food and beverage	7,002	21,491	6,939	20,606
Advertising and marketing	3,529	11,748	3,462	11,436
Administrative	6,635	19,552	5,980	18,588
Depreciation and amortization	6,181	18,370	6,229	18,563
Rent	518	1,482	381	1,362
Property taxes	1,671	5,723	2,183	5,977
Preopening expenses	221	396	59	156
Other operating expenses	4,811	15,443	4,539	15,044

Total costs and expenses	57,757	178,419	57,801	176,011

Operating income	4,715	33,527	7,963	35,393
Other income (expense):
Investment income	1,982	3,801	413	1,464
Interest expense	(3,722)	(11,381)	(3,924)	(12,343)
Gain (loss) on disposition of property, equipment and
investments in joint ventures	19	2,251	(43)	1,344

	(1,721)	(5,329)	(3,554)	(9,535)

Earnings from continuing operations before income taxes	2,994	28,198	4,409	25,858
Income taxes	1,208	10,809	1,764	10,346

Earnings from continuing operations	1,786	17,389	2,645	15,512
Discontinued operations (Note 2):
Income (loss) from discontinued operations, net of income taxes
(benefit) of $(544) and $1,524 for the 13 and 39 weeks ended
February 24, 2005, respectively, and income taxes (benefit) of
$(241) and $3,013 for the 13 and 39 weeks ended February 26,
2004, respectively	(835)	2,338	(361)	4,520
Gain on sale of discontinued operations, net of income taxes of
$3,679 and $49,929 for the 13 and 39 weeks ended February 24,
2005, respectively	5,644	76,601	--	--

	4,809	78,939	(361)	4,520

Net earnings	$6,595	$96,328	$2,284	$20,032

Earnings per share - basic:
Continuing operations	$0.06	$0.58	$0.09	$0.53
Discontinued operations	$0.16	$2.62	$(0.01)	$0.15

Net earnings per share	$0.22	$3.20	$0.08	$0.68

Earnings per share - diluted:
Continuing operations	$0.06	$0.57	$0.09	$0.52
Discontinued operations	$0.15	$2.59	$(0.01)	$0.15

Net earnings per share	$0.21	$3.16	$0.08	$0.67

Dividends per share:
Class B Common Stock	$0.050	$0.150	$0.050	$0.150
Common Stock	$0.055	$0.165	$0.055	$0.165

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	39 Weeks Ended
(in thousands)	February 24, 2005	February 26, 2004
OPERATING ACTIVITIES:
Net earnings	$96,328	$20,032
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures	1,016	646
Gain on disposition of property, equipment and investments in joint ventures	(2,251)	(759)
Gain on sale of limited service lodging division	(120,611)	--
Gain on sale of Miramonte Resort	(5,919)	--
Distributions from joint ventures	1,897	87
Amortization of loss on swap agreement	338	536
Amortization of restricted stock	187	--
Depreciation and amortization	22,140	34,197
Deferred income taxes	9,407	1,500
Deferred compensation and other	449	1,121
Changes in assets and liabilities:
Accounts and notes receivable	712	11,679
Real estate and development costs	1,236	(1,450)
Other current assets	1,529	(4,159)
Accounts payable	(9,226)	(6,990)
Income taxes	7,497	5,413
Taxes other than income taxes	(2,078)	(1,713)
Accrued compensation	(3,742)	(1,355)
Other accrued liabilities	7,699	7,687

Total adjustments	(89,720)	46,440

Net cash provided by operating activities	6,608	66,472
INVESTING ACTIVITIES:
Capital expenditures	(40,074)	(33,925)
Net proceeds from disposals of property, equipment and other assets	4,139	6,923
Net proceeds from sale of the limited service lodging division	349,198	--
Net proceeds from sale of Miramonte Resort	28,527	--
Proceeds from sale of discontinued operations held by intermediaries	(155,164)	--
Purchase of interest in joint ventures	(4,246)	(3,500)
(Increase) decrease in other assets	594	(199)
Cash advanced to joint ventures	(13)	(2,134)

Net cash provided by (used in) investing activities	182,961	(32,835)
FINANCING ACTIVITIES:
Debt transactions:
Net proceeds from issuance of notes payable and long-term debt	15,255	5,383
Principal payments on notes payable and long-term debt	(39,625)	(39,183)
Equity transactions:
Treasury stock transactions, except for stock options	(256)	(248)
Exercise of stock options	6,519	2,612
Dividends paid	(4,828)	(4,750)

Net cash used in financing activities	(22,935)	(36,186)

Net increase (decrease) in cash and cash equivalents	166,634	(2,549)
Cash and cash equivalents at beginning of year	9,629 *	6,039

Cash and cash equivalents at end of period	$176,263 **	$3,490

*      Includes $190 of cash included in assets of discontinued operations.
**    Includes $2 of cash included in assets of discontinued operations.

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
THIRTEEN AND THIRTY-NINE WEEKS ENDED
FEBRUARY 24, 2005
(Unaudited)

1.	General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 27, 2004, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the thirteen and thirty-nine weeks ended February 24, 2005 and February 26, 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at February 24, 2005, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year.

Comprehensive Income – Accumulated other comprehensive loss consists of the unrecognized loss on hedging transactions, the accumulated net unrealized gain on available for sale securities and the minimum pension liability, all net of tax. Accumulated other comprehensive loss was $196,000 and $289,000 as of February 24, 2005 and May 27, 2004, respectively. Total comprehensive income for the thirteen and thirty-nine weeks ended February 24, 2005 was $6,616,000 and $96,421,000, respectively. Total comprehensive income for the thirteen and thirty-nine weeks ended February 26, 2004 was $2,410,000 and $20,440,000, respectively.

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

The following table illustrates the computation of basic and diluted earnings per share for earnings from continuing operations and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended February 24, 2005	13 Weeks Ended February 26, 2004	39 Weeks Ended February 24, 2005	39 Weeks Ended February 26, 2004
	(in thousands, except per share data)
Numerator:
Earnings from continuing operations	$1,786	$2,645	$17,389	$15,512

Denominator:
Denominator for basic EPS	30,224	29,664	30,061	29,580
Effect of dilutive employee stock options
and non-vested restricted stock	546	275	447	199

Denominator for diluted EPS	30,770	29,939	30,508	29,779

Earnings per share from continuing operations:
Basic	$0.06	$0.09	$0.58	$0.53
Diluted	$0.06	$0.09	$0.57	$0.52

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” the Company’s pro forma earnings and earnings per share would have been as follows:

	13 Weeks Ended February 24, 2005	13 Weeks Ended February 26, 2004	39 Weeks Ended February 24, 2005	39 Weeks Ended February 26, 2004
	(in thousands, except per share data)
Net earnings, as reported	$6,595	$2,284	$96,328	$20,032
Deduct: Stock-based employee compensation
expense determined under the fair value
method for all option awards, net of
related tax effects	(239)	(272)	(689)	(786)

Pro forma net earnings	$6,356	$2,012	$95,639	$19,246

Earnings per share:
Basic - as reported	$0.22	$0.08	$3.20	$0.68
Basic - pro forma	$0.21	$0.07	$3.18	$0.65
Diluted - as reported	$0.21	$0.08	$3.16	$0.67
Diluted - pro forma	$0.21	$0.07	$3.13	$0.65

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended February 24, 2005	13 Weeks Ended February 26, 2004	39 Weeks Ended February 24, 2005	39 Weeks Ended February 26, 2004
	(in thousands)
Service Cost	$113	$115	$338	$347
Interest Cost	212	191	637	575
Net amortization of prior service cost
and transition obligation	50	62	150	182

Net periodic pension cost	$375	$368	$1,125	$1,104

New Accounting Pronouncements – In December 2004, the FASB issued Statement No. 123(R) (SFAS 123(R)), “Share-Based Payment,” which changed the accounting rules relating to equity compensation programs. Effective July 1, 2005, companies that award share-based payments to employees, including stock options, must begin to recognize the expense of these awards in the financial statements at the time the employee receives the award. As allowed by SFAS 123, the Company has elected to follow APB No. 25 in accounting for its stock option plans until the effective date of SFAS 123(R).

Under APB No. 25‘s intrinsic value method, no compensation cost for the Company’s employee stock options is recognized. Accordingly, the adoption of SFAS(R)‘s fair value method will have an impact on the Company’s results of operations, although it will not have an impact on the overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, it is believed that had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net earnings and earnings per share in the discussion of “Stock-Based Compensation” above.

2.	Discontinued Operations

On September 3, 2004, the Company sold substantially all of the assets of its limited-service lodging division for a total purchase price of $414.9 million in cash. Net proceeds to the Company to-date from the sale are $349.2 million, net of transaction costs and excluding $35.1 million in proceeds held in escrow pending completion of certain customary transfer requirements. Net proceeds also exclude $19.0 million of proceeds related to the sale of four joint venture properties sold in the original transaction and $10.5 million of proceeds related to the sale of a joint venture sold in a subsequent transaction. Net proceeds include $126.8 held by intermediaries in conjunction with potential tax deferral options the Company is exploring.

The assets sold to-date consist primarily of land, buildings and equipment with a net book value of approximately $228.6 million. The result of the transaction to-date is a gain on sale of $73.0 million, which is net of income taxes of $47.6 million. Upon completion of the transfer requirements associated with the $35.1 million in escrow, net proceeds will increase and the Company anticipates reporting additional gains on the sale of approximately $7.5 to $8.0 million after income taxes. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the results of operations of the limited-service lodging division have been reported as discontinued operations in the consolidated statement of earnings for all periods presented. Limited-service lodging revenues for the thirteen and thirty-nine weeks ended February 24, 2005 were $(76,000) and $42,727,000, respectively. Revenues for the thirteen and thirty-nine weeks ended February 26, 2004 were $26,855,000 and $94,373,000, respectively. Limited-service lodging operating income (loss) for the thirteen and thirty-nine weeks ended February 24, 2005 was $(1,038,000) and $5,967,000, respectively. Operating income for the thirteen and thirty-nine weeks ended February 26, 2004 was $84,000 and $10,838,000, respectively.

The Company incurred approximately $1.8 million in one-time severance related costs during the second quarter of fiscal 2005. Approximately $1.6 million of these costs were paid out during the second and third quarter with the remaining payments expected to be completed by the end of fiscal 2005. These one-time termination benefits are included in income (loss) from discontinued operations in the consolidated statement of earnings.

On December 1, 2004, the Company sold the Miramonte Resort for a total purchase price of approximately $28.7 million in cash. Net proceeds to the Company from the sale are $28.5 million, net of transaction costs. Net proceeds include $28.4 million held by intermediaries in conjunction with potential tax deferral options the Company is exploring. The assets sold consist primarily of land, building and equipment with a net book value of approximately $22.6 million. The result of the transaction is a gain on sale of $3.6 million, which is net of income taxes of $2.3 million. In accordance with SFAS 144, the results of operations of the Miramonte, which have historically been included in the Hotels and Resorts financial results, have been reported as discontinued operations in the consolidated statement of earnings for all periods presented. Miramonte revenues for the thirteen and thirty-nine weeks ended February 24, 2005 were $104,000 and $3,445,000, respectively. Miramonte revenues for the thirteen and thirty-nine weeks ended February 26, 2004 were $1,812,000 and $4,097,000, respectively. Miramonte’s operating loss for the thirteen and thirty-nine weeks ended February 24, 2005 was $301,000 and $1,928,000, respectively. The operating loss for the thirteen and thirty-nine weeks ended February 26, 2004 was $600,000 and $2,406,000, respectively.

The components of the assets and liabilities of discontinued operations included in the consolidated balance sheets are as follows:

	February 24, 2005	May 27, 2004
	(in thousands)
Assets
Cash	$2	$190
Other current assets	987	6,000
Net property and equipment	24,435	280,862
Other assets	5,444	2,971

Assets of discontinued operations	$30,868	$290,023

Liabilities
Current liabilities	$4,456	$14,113
Income taxes	8,437	--
Deferred income taxes	32,977	21,696
Other long-term liabilities	513	3,859

Liabilities of discontinued operations	$46,383	$39,668

3.	Business Segment Information

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

Following is a summary of business segment information for the thirteen and thirty-nine weeks ended February 24, 2005 and February 26, 2004 (in thousands):

13 Weeks Ended February 24, 2005	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$38,470	$23,696	$306	$62,472	$28	$62,500
Operating income (loss)	9,113	(2,100)	(2,298)	4,715	(1,339)	3,376
Depreciation and amortization	3,050	2,729	402	6,181	39	6,220
13 Weeks Ended February 26, 2004	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$40,850	$24,570	$344	$65,764	$28,667	$94,431
Operating income (loss)	10,387	(789)	(1,635)	7,963	(516)	7,447
Depreciation and amortization	2,959	2,893	377	6,229	5,324	11,553
39 Weeks Ended February 24, 2005	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$117,809	$93,074	$1,063	$211,946	$46,172	$258,118
Operating income (loss)	29,018	10,451	(5,942)	33,527	4,039	37,566
Depreciation and amortization	8,906	8,267	1,197	18,370	3,770	22,140
39 Weeks Ended February 26, 2004	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$119,340	$91,162	$902	$211,404	$98,470	$309,874
Operating income (loss)	30,246	10,902	(5,755)	35,393	8,432	43,825
Depreciation and amortization	8,725	8,717	1,121	18,563	15,634	34,197

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Special Note Regarding Forward-Looking Statements

        Certain matters discussed in this Management’s Discussion and Analysis of Results of Operations and Financial Condition are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements will include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause results to differ materially from those expected, including, but not limited to, the following: (i) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division; (ii) the effects of increasing depreciation expenses and preopening and start-up costs due to the capital intensive nature of our businesses, including the possibility that such costs may exceed our expectations; (iii) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (iv) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (v) the effects on our occupancy and room rates from the relative industry supply of available rooms at comparable lodging facilities in our markets; (vi) the effects of competitive conditions in the markets served by us; (vii) our ability to identify properties to acquire, develop and/or manage and continuing availability of funds for such development; (viii) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, the United States’ responses thereto and subsequent hostilities; and (ix) our decisions regarding the use of the proceeds received from the sale of our limited-service lodging division and other asset sales. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances or otherwise.

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

        The following table sets forth revenues, operating income, earnings from continuing operations, earnings from discontinued operations, net earnings and earnings per share for the third quarter and first three quarters of fiscal 2005 and 2004 (in millions, except for per share data and variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2005	F2004	Amt.	Pct.	F2005	F2004	Amt.	Pct.
Revenues	$62.5	$65.8	$(3.3)	-5.0%	$211.9	$211.4	$0.5	0.3%
Operating income	4.7	8.0	(3.3)	-40.8%	33.5	35.4	(1.9)	-5.3%
Earnings from continuing
operations	1.8	2.6	(0.8)	-32.5%	17.4	15.5	1.9	12.1%
Earnings from
discontinued operations	4.8	(0.3)	5.1	1432%	78.9	4.5	74.4	1646%
Net earnings	$6.6	$2.3	$4.3	188.7%	$96.3	$20.0	$76.3	380.9%
Earnings per share -
Diluted:
Continuing operations	$.06	$.09	$(.03)	-33.3%	$.57	$.52	$.05	9.6%
Net earnings	$.21	$.08	$.13	162.5%	$3.16	$.67	$2.49	371.6%

        Revenues and operating income (earnings before other income/expense and income taxes) from both our theatre and hotels/resorts divisions decreased during the third quarter of fiscal 2005 compared to the same period last year. Theatre division operating results were negatively impacted by a weaker slate of movies compared to the same period last year. The hotels and resorts division, with all of its remaining owned properties located in the Midwest, experienced a relatively soft winter, particularly for group business. Year-to-date, increased revenues from our hotels/resorts division were partially offset by reduced theatre division revenues, resulting in a slight increase in overall revenues for the first three quarters of fiscal 2005 compared to the same period last year. The declines in third quarter operating income from both divisions have resulted in small year-to-date decreases in operating income in these same two divisions, compared to the first three quarters last year. As described in more detail below, increased investment income and decreased interest expense partially offset the reduced operating income during the third quarter and contributed to our increased earnings from continuing operations during our fiscal 2005 first three quarters compared to the same period last year. Net earnings increased during both the fiscal 2005 third quarter and first three quarters compared to the same periods last year due to significant gains from the sale of discontinued operations.

        Our investment income totaled $2.0 million and $3.8 million for the third quarter and first three quarters of fiscal 2005, respectively, compared to $400,000 and $1.5 million during the same periods last year. The increases during the fiscal 2005 periods were the result of interest earned on proceeds received from the sale of the limited-service lodging division in September 2004 and Miramonte Resort in December 2004. The majority of our $176.3 million of cash and cash equivalents at the end of our third quarter is invested in federal tax-exempt short-term financial instruments. Our estimated effective income tax rate for continuing operations has been lowered to reflect this current method of investment. In addition, $155.2 million of cash was being held by intermediaries at the end of our fiscal third quarter in conjunction with potential tax deferral opportunities that we were exploring. We earned taxable interest on these funds. The majority of the cash held by intermediaries was released to us in early March 2005 and has subsequently been reinvested in additional federal tax-exempt short-term financial instruments. Investment income will continue to exceed prior year amounts in future periods until a further determination of the potential uses of the sales proceeds is made.

        Our interest expense totaled $3.7 million and $11.4 million for the third quarter and first three quarters of fiscal 2005, respectively, compared to $3.9 million and $12.3 million during the same periods last year. The decrease was primarily the result of reductions in outstanding borrowings that we made during the first half of fiscal 2005 compared to the prior year. Due to the fact that we paid off all of our outstanding short-term borrowings, consisting of commercial paper, during the first half of fiscal 2005 with cash provided by operating and investing activities (including the sale of the limited-service lodging division), we do not expect our interest expense to change substantially during the remainder of fiscal 2005 other than as a result of the payment of scheduled current maturities of our long-term debt.

        Our continuing operations did not recognize any material gains or losses on disposition of property and equipment during the third quarter of fiscal 2005 or fiscal 2004. Gains to continuing operations on disposition of property and equipment for the first three quarters of fiscal 2005 were $2.3 million compared to gains of $1.3 million during the first three quarters of fiscal 2004. The timing of periodic sales of our property and equipment may vary from quarter to quarter, resulting in variations in our gains or losses on disposition of property and equipment. We anticipate periodic additional sales of non-revenue generating property and equipment with the potential for additional gains on disposition from time to time during the remainder of fiscal 2005.

Theatres

        The following table sets forth revenues, operating income and operating margin for our theatre division for the third quarter and first three quarters of fiscal 2005 and 2004 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2005	F2004	Amt.	Pct.	F2005	F2004	Amt.	Pct.
Revenues	$38.5	$40.9	$(2.4)	-5.8%	$117.8	$119.3	$(1.5)	-1.3%
Operating income	9.1	10.4	(1.3)	-12.3%	29.0	30.2	(1.2)	-4.1%
Operating margin	23.7%	25.4%			24.6%	25.3%
(% of revenues)

        Consistent with the seasonal nature of the motion picture exhibition industry, our third quarter is typically one of the strongest periods for our theatre division due to the traditionally strong holiday movie season. The decrease in third quarter revenues, operating income and operating margin was entirely due to decreased box office and concession revenues. Despite a very strong summer box office, theatre division revenues and operating income are now slightly lower for the first three quarters of fiscal 2005 compared to the same periods last year.

        The following table breaks out revenues for the theatre division for the third quarter and first three quarters of fiscal 2005 and 2004 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2005	F2004	Amt.	Pct.	F2005	F2004	Amt.	Pct.
Box office receipts	$25.0	$26.5	$(1.5)	-5.5%	$76.6	$77.7	$(1.1)	-1.4%
Concession revenues	11.7	12.4	(0.7)	-5.5%	36.1	35.9	0.2	0.6%
Other revenues	1.8	2.0	(0.2)	-11.6%	5.1	5.7	(0.6)	-11.1%
Total revenues	$38.5	$40.9	$(2.4)	-5.8%	$117.8	$119.3	$(1.5)	-1.3%

        The decrease in our box office receipts and concession revenues for the third quarter of fiscal 2005 compared to the same period last year was due to a decrease in attendance. Our average ticket price increased 2.8% and 2.6% during the third quarter and first three quarters of fiscal 2005, respectively, partially offsetting the attendance decreases. These increases in our average ticket price were attributable primarily to modest ticket price increases. Our average concession sales per person during our fiscal 2005 third quarter and first three quarters increased 2.9% and 4.8%, respectively, compared to the same periods last year. Modest concession price increases have contributed to these increases. In addition, this year’s film mix has included more family-oriented movies compared to last year and films that appeal to families and teenagers generally produce greater concession sales compared to more adult-oriented films. Other revenues, which include management fees and pre-show advertising income, decreased slightly compared to last year’s third quarter and have decreased during the first three quarters of fiscal 2005 due to the fact that last year’s revenues (and resulting operating income and operating margin) were favorably impacted by an insurance settlement of approximately $400,000 related to a fire that occurred several years ago at one of our Milwaukee-area theatres.

        Total theatre attendance decreased 8.1% during the third quarter compared to the same period last year. For the first three quarters of fiscal 2005, total attendance was down 3.9% compared to the first three quarters of fiscal 2004. Overall, the audience appeal of this year’s third quarter films, which included top grossing films Meet the Fockers, National Treasure and Oceans 12, was not as strong as last year’s third quarter films, which included the mega-blockbuster Lord of the Rings: The Return of the King (which was our top grossing movie during all of fiscal 2004). In addition, comparisons to last years results were negatively impacted by the fact that during this year’s holiday season, Christmas Eve (the only night of the year on which our theatres close) and Christmas Day were on a Friday and Saturday, which are normally the two biggest movie-going days of the week. Excluding the last two weeks of December that were negatively impacted by the holiday and Lord of the Rings comparisons, our total box office receipts for the other 11 weeks of the third quarter actually increased compared to the same weeks last year.

        Film product for the fourth quarter has thus far underperformed compared to the prior year fourth quarter due to the very strong performance of The Passion of The Christ last year. As a result, we do not expect our fiscal 2005 fourth quarter operating results for our theatre division to equal last year’s fourth quarter results. The extended outlook for film product begins to look significantly better in May and beyond, beginning with Kingdom of Heaven and Kicking and Screaming and including the final Star Wars installment, which is due to open in mid-May. In addition, our fiscal 2006 first quarter appears to have the potential to be very strong, due to expected blockbuster films such as Madagascar, The Longest Yard, Cinderella Man, Batman Begins and War of the Worlds. Revenues for the theatre business and the motion picture industry in general are heavily dependent upon the general audience appeal of available films, together with studio marketing, advertising and support campaigns, all factors over which we have no control.

        We ended the third quarter of fiscal 2005 with 451 company-owned screens in 40 theatres and 40 managed screens in four theatres compared to 454 company-owned screens in 42 theatres and 40 managed screens in four theatres at the end of the same period last year. During the fiscal 2005 third quarter, we opened two additional screens at a theatre in Oshkosh, Wisconsin. In addition, a new 12-screen theatre in Saukville, Wisconsin opened early during the fourth quarter of fiscal 2005. A new UltraScreen® (our sixth such screen) at our theatre in Oakdale, Minnesota is scheduled to open in time for the new Star Wars film in mid-May. We continue to review additional opportunities to add new screens to existing locations and to develop or acquire new locations in and around our existing markets, including recently announced new multi-screen theatres in Green Bay, Racine, East Troy, and Brookfield, Wisconsin. Groundbreaking for two of these new theatres (Green Bay and Racine) is currently scheduled during our fiscal 2005 fourth quarter.

Hotels and Resorts

        The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the third quarter and first three quarters of fiscal 2005 and 2004 (in millions, except for variance percentage and operating margin). Prior year results have been restated to reflect the current year presentation of the recently sold Miramonte Resort as a discontinued operation.

	Third Quarter				First Three Quarters
			Variance				Variance
	F2005	F2004	Amt.	Pct.	F2005	F2004	Amt.	Pct.
Revenues	$23.7	$24.6	$(0.9)	-3.6%	$93.1	$91.2	$1.9	2.1%
Operating income	(2.1)	(0.8)	(1.3)	-166.2%	10.5	10.9	(0.4)	-4.1%
Operating margin	-8.9%	-3.2%			11.2%	12.0%
(% of revenues)

        Our third quarter is historically the weakest quarter of the year for our hotels and resorts division due to reduced travel during the winter months at our predominantly Midwestern properties. Total division revenues decreased during the third quarter of fiscal 2005 compared to the same period last year due primarily to slow group travel business. Continued strong improvement at our newest properties partially offset the reduced performance at our group-oriented hotels and resorts. Total revenues have increased during the first three quarters of fiscal 2005 compared to the same period last year, with our properties that focus on the individual business traveler, such as the Pfister, Hotel Phillips and Hilton Madison Monona Terrace, experiencing the strongest increases. Also contributing to the improvement in fiscal 2005 year-to-date revenues was increased food and beverage revenues. Operating income decreased during the third quarter and first three quarters of fiscal 2005 compared to the same period last year. A substantial portion of the third quarter decrease in operating income and all of the year-to-date decrease may be attributed to reduced earnings from our timeshare operations due to increased marketing and selling costs and approximately $380,000 and $940,000, respectively, of combined start-up and preopening costs associated with our Las Vegas condominium hotel and downtown Chicago hotel projects.

        The total revenue per available room, or RevPAR, for comparable company-owned properties (i.e., excluding the Miramonte Resort) decreased 1.4% during our fiscal 2005 third quarter compared to the same period last year. The decrease in RevPAR was due entirely to a decrease in occupancy percentage (number of occupied rooms as a percentage of available rooms) of 1.9 percentage points during this same period. Our overall average daily room rate (“ADR”) for these comparable properties increased 2.6% during the third quarter compared to the same period last year. The small decline in group business travel, which often involves lower negotiated room rates, contributed to the occupancy decline and ADR increase during the quarter. Total RevPAR for comparable properties increased 1.3% during the first three quarters of fiscal 2005 compared to the same period last year. An overall increase in occupancy percentage of 1.3 percentage points, partially offset by a small decline in our ADR of 0.7%, contributed to the overall RevPAR improvement during fiscal 2005 to date.

        As we indicated in prior discussions, we have attempted to retain the integrity of our rate structure during the past several years (a period when others in the industry were heavily discounting), believing that this strategy was in our best long-term interest. As a result, according to data from outside industry sources such as Smith Travel Research, our comparative changes in RevPAR during calendar 2002 and 2003 consistently outperformed others in our segment of the industry but underperformed compared to others during calendar 2004. As the economy and the industry recover, it appears that those that heavily discounted or operated in markets that were impacted more severely by the economic downturn are generally now experiencing larger increases in RevPAR and ADR than our hotels and resorts. Historically, our hotels have generally experienced RevPAR changes equal to or better than others in our industry segment and we would expect that trend to continue as conditions stabilize in the industry.

        The near-term outlook for the future performance of our hotels and resorts division appears very promising. Despite a brief decline in group travel during the third quarter, our advanced booking pace for group business at our hotels is encouraging, with our fiscal 2005 fourth quarter looking particularly strong. The group business segment is very important to several of our properties, as this is a segment of our customer base that typically provides non-room revenues to our hotels and resorts that are a key to returning this division to prior profitability levels. In addition, the individual business travel segment, which has been the strength of our fiscal 2005 results to date, continues to show steady improvement. As a result, based on the current trends and subject to continued improvement in economic conditions, we expect our division operating results to continue to improve during the remainder of fiscal 2005 and into fiscal 2006, with cost controls remaining a high priority.

        We recently began construction on our Las Vegas condominium hotel joint venture, the Platinum Suite Hotel & Spa, with a targeted opening date in spring 2006. Construction continues on a company-owned hotel in downtown Chicago, Illinois that was originally expected to be a Baymont Inn & Suites. This project was not included in the sale of our limited-service lodging division and has been taken over by our hotels and resorts division. We anticipate announcing the brand that has been selected for this location in the very near future. With a targeted opening date at the end of May 2005, we expect to incur additional preopening expenses and other initial start-up losses from this hotel and the Las Vegas project during the fourth quarter of fiscal 2005. We also continue to pursue multiple new growth opportunities, with a focus on expanding our hotel management business. A number of the projects that we are currently exploring may also include some small equity investments. We recently expanded our internal development team in order to help facilitate our future growth.

Discontinued Operations

        On September 3, 2004, we sold substantially all of the assets of our limited-service lodging division to La Quinta Corporation of Dallas, Texas for a total purchase price of approximately $415 million in cash. La Quinta purchased our Baymont Inns & Suites, Woodfield Suites and Budgetel Inns brands, substantially all of the division’s real estate and related assets and assumed the operation of 90 company-owned and operated Baymont Inns & Suites, seven Woodfield Suites, one Budgetel Inn and the 87-unit Baymont franchise system (including four joint venture Baymont Inns & Suites that were excluded from the transaction and have become franchisees). Our net proceeds as of the end of the fiscal 2005 third quarter, before the payment of income taxes resulting from the gain on sale, were $349.2 million, net of transaction costs and excluding approximately $35 million in proceeds held in escrow pending completion of certain customary transfer requirements on eight locations. The net proceeds amount above excludes approximately $19 million of proceeds related to the sale of four joint venture properties to LaQuinta and $10.5 million of proceeds related to the sale of a joint venture property to a third party. The assets sold to date consist primarily of land, buildings and equipment with a net book value of approximately $229 million. As a result, we have reported an after-tax gain on sale of discontinued operations of approximately $73 million during the first three quarters of fiscal 2005, including approximately $2 million reported during the third quarter of fiscal 2005 related to the sale of one location that was previously held in escrow and the sale of one of the four joint venture properties that were not included in the sale to LaQuinta. Upon completion of the transfer requirements associated with the $35 million in funds currently held in escrow, assets with a net book value of approximately $22 million will be sold and we would expect to report additional after-tax gains on sale of approximately $7.5 to 8.0 million in future periods. Approximately $13 million of these escrow funds were released early in our fiscal 2005 fourth quarter.

        The results of our limited-service lodging division have been accounted for as discontinued operations in our consolidated financial statements for the third quarter and first three quarters of fiscal 2005 and prior year results have been restated to conform with the current year presentation. The following table sets forth revenues, operating income and income from discontinued operations, net of applicable taxes, for our limited-service lodging division for the third quarter and first three quarters of fiscal 2005 and 2004 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2005	F2004	Amt.	Pct.	F2005	F2004	Amt.	Pct.
Revenues	$(0.1)	$26.9	$(27.0)	-100%	$42.7	$94.4	$(51.7)	-54.7%
Operating income (loss)	(1.0)	0.1	(1.1)	-1336%	6.0	10.8	(4.8)	-44.9%
Income (loss) from
discontinued operations	(0.6)	--	(0.6)	N/A	3.5	6.0	(2.5)	-41.2%
(net of income taxes)

        Our fiscal 2005 third quarter operating results include various remaining costs associated with the now-sold division, as well as results from three of our joint venture Baymont Inns & Suites that were excluded from the transaction and are now operating as Baymont franchises. As noted earlier, one of the original four joint venture properties excluded from the sale to LaQuinta was sold early in our fiscal 2005 third quarter and we are exploring opportunities to sell the remaining three properties. The limited-service lodging division’s operating loss and loss from discontinued operations, net of applicable taxes, during the fiscal 2005 first three quarters included various costs associated with exiting the business, including approximately $1.8 million of severance related costs.

        On December 1, 2004, we sold the Miramonte Resort for $28.7 million in cash, before transaction costs. The assets sold consisted primarily of land, building and equipment. As a result of this transaction, we reported a gain of $5.9 million before tax and $3.6 million after tax during our fiscal 2005 third quarter.

        The results of the Miramonte Resort, which had previously been included in our hotels and resorts segment results, have been accounted for as discontinued operations in our consolidated financial statements for the third quarter and first three quarters of fiscal 2005 and prior year results have been restated to conform with the current year presentation. The following table sets forth revenues, operating loss and loss from discontinued operations, net of applicable taxes, for the Miramonte Resort for the third quarter and first three quarters of fiscal 2005 and 2004 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2005	F2004	Amt.	Pct.	F2005	F2004	Amt.	Pct.
Revenues	$0.1	$1.8	$(1.7)	-94.3%	$3.4	$4.1	$(0.7)	-15.9%
Operating loss	(0.3)	(0.6)	0.3	49.8%	(1.9)	(2.4)	0.5	19.9%
Loss from discontinued
operations	(0.2)	(0.4)	0.2	49.3%	(1.2)	(1.4)	0.2	19.1%
(net of income taxes)

        Operating results for the Miramonte Resort for the third quarter of fiscal 2005 included five days of operation prior to completion of the sale. Operating results for the first three quarters of fiscal 2005 benefited from increased revenues as a result of a recently opened spa.

FINANCIAL CONDITION

        Our movie theatre and hotels/resorts businesses each generate significant and consistent daily amounts of cash because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, together with the funds from our sale of the limited-service lodging division and the sale of our Miramonte Resort, as well as the availability of $125 million of unused credit lines as of the end of the third quarter, should be adequate to support the near-term anticipated ongoing operational liquidity needs of our businesses.

        Net cash provided by operating activities decreased by $59.9 million during the first three quarters of fiscal 2005 to $6.6 million, compared to $66.5 million during the prior year’s first three quarters. The decrease was due primarily to $50.0 million in income taxes related to the gain on sale of discontinued operations as well as the collection of a large note receivable last year, resulting in an unfavorable comparison in collections of accounts and notes receivable, partially offset by improved operating results.

        Net cash provided by investing activities during the fiscal 2005 first three quarters totaled $183.0 million, compared to net cash used in investing activities of $32.8 million during the fiscal 2004 first three quarters. Our fiscal 2005 results include $349.2 million of net proceeds from the disposal of our limited-service lodging division and $28.5 million of net proceeds from the sale of the Miramonte Resort, of which $155.2 million was invested with intermediaries in conjunction with potential tax deferral opportunities that we were exploring. The majority of the cash held by intermediaries was released to us in early March 2005. Capital expenditures totaled $40.1 million during the first three quarters of fiscal 2005 compared to $33.9 million during the prior year’s first three quarters. Fiscal 2005 first three quarters capital expenditures included $15.4 million incurred in our hotels and resorts division, the majority of which was related to the downtown Chicago development recently absorbed by that division and several major remodeling projects at our Grand Geneva Resort & Spa. In addition, we incurred capital expenditures of approximately $19.8 million in our theatre division related to the recently opened new theatre in Saukville, Wisconsin as well as screen additions and remodeling projects at existing theatres and land for new theatres. Also included in our capital expenditure totals for fiscal 2005 year-to-date are $3.8 million of expenditures in our limited-service lodging division incurred prior to the sale related to previously committed capital projects.

        Net cash used in financing activities during the first three quarters of fiscal 2005 totaled $22.9 million compared to $36.2 million during the first three quarters of fiscal 2004. Excess cash available during the first three quarters of both fiscal years was used to reduce our outstanding commercial paper borrowings during the periods. Our principal payments on notes payable and long-term debt totaled $39.6 million during the first three quarters of fiscal 2005 compared to $39.2 million during the same period last year. New debt of $15.3 million related primarily to the Chicago project was added during the first three quarters of fiscal 2005, compared to $5.4 million of new debt added during the same period last year. Our debt capitalization ratio (long-term debt, including current maturities, divided by shareholders equity plus long-term debt, including current maturities) was 0.30 at February 24, 2005, compared to 0.38 at the prior fiscal year-end, with the decrease attributable to reduced debt levels and an increase in shareholders’ equity due to the significant gains on sale of discontinued operations.

        Based upon our current expectations for fiscal 2005 capital expenditure levels (estimated to be approximately $60 million) and our expectation for recording additional gains as funds currently held in escrow from the limited-service lodging division are released, we anticipate that our debt-capitalization ratio will remain at or below current levels during the remainder of fiscal 2005. Our actual long-term debt total and debt-capitalization ratio at the end of fiscal 2005 will be dependent upon our decisions regarding the use of the limited-service lodging division sale proceeds. We are actively evaluating the potential uses of the sale proceeds. We are committed to growing our two remaining divisions and we will also consider other opportunities and uses of the proceeds. We continue to be patient in assessing these opportunities to ensure that all uses of the proceeds are in the best interests of our shareholders.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds; Purchases of Equity Securities by the Issuer

        Through February 24, 2005, our board of directors has approved the repurchase of up to 4.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

        The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were from employees who tendered shares in connection with the exercise of stock options and pursuant to the publicly announced repurchase authorizations described above.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
November 26 - December 25	0	N/A	1.9 million
December 26 - January 25	0	N/A	1.9 million
January 26 - February 24	2,353	$24.87	1.9 million

Total/Average	2,353	$24.87	1.9 million

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION
DATE: April 5, 2005	By: /s/ Stephen H. Marcus
Stephen H. Marcus,
Chairman of the Board, President and
Chief Executive Officer
DATE: April 5, 2005	By: /s/ Douglas A. Neis
Douglas A. Neis
Chief Financial Officer and Treasurer

S-1