Form 10-K
period 2005-05-26
MARCUS CORP
filed 2005-08-09
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 of the
Securities Exchange Act of 1934 for the fiscal year ended May 26, 2005

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

The aggregate market value of the voting common equity held by non-affiliates as of November 25, 2004 and August 5, 2005 was $456,165,744 and $435,287,820, respectively. This value includes all shares of our voting and non-voting Common Stock, except for shares beneficially owned by our directors and executive officers listed in Part I below.

As of November 25, 2004 and August 5, 2005, there were 21,076,466 and 21,282,299 shares of our Common Stock, $1 par value, and 9,113,582 and 9,090,471 shares of our Class B, Common Stock, $1 par value, outstanding, respectively.

Portions of our definitive Proxy Statement for our 2005 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year and, upon such filing, will be incorporated by reference into Part III to the extent indicated therein.

PART I

Special Note Regarding Forward-Looking Statements

        Certain matters discussed in this Annual Report on Form 10-K and the accompanying annual report to shareholders, particularly in the Shareholders’ Letter and Management’s Discussion and Analysis, are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements will include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division; (2) the effects of increasing depreciation expenses and preopening and start-up costs due to the capital intensive nature of our businesses; (3) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (4) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (5) the effects on our occupancy and room rates from the relative industry supply of available rooms at comparable lodging facilities in our markets; (6) the effects of competitive conditions in the markets served by us; (7) our ability to identify properties to acquire, develop and/or manage and continuing availability of funds for such development; and (8) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, the United States’ responses thereto and subsequent hostilities. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-K and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.     Business.

General

        We are engaged primarily in two business segments: movie theatres and hotels and resorts.

        As of May 26, 2005, our theatre operations included 45 movie theatres with 504 screens throughout Wisconsin, Ohio, Illinois and Minnesota, including four movie theatres with 40 screens in Illinois and Wisconsin owned by third parties but managed by us. We also operate a family entertainment center, Funset Boulevard, that is adjacent to one of our theatres in Appleton, Wisconsin.

        As of May 26, 2005, our hotels and resorts operations included five owned and operated hotels and resorts in Wisconsin and Missouri. Two additional owned and operated hotels in Wisconsin and Illinois were added to our operations after our fiscal year-end. We also manage five hotels for third parties in Wisconsin, Minnesota, Texas and California and a vacation ownership club in Wisconsin.

        Both of these business segments are discussed in detail below.

Strategic Plans

        Our current strategic plans include the following goals and strategies:

•	Evaluating potential uses of the proceeds from the sale of our limited-service lodging division. In addition to actively evaluating potential growth opportunities in Marcus Theatres and Marcus Hotels and Resorts, as noted below, we will consider other potential investments and uses of the funds, including returns of capital to shareholders. We continue to be patient in assessing these opportunities to ensure that uses of the proceeds are in the best long-term interest of our shareholders. While we have not established an arbitrary deadline for determining the use of the funds, we currently anticipate providing additional direction on potential applications of at least a portion of these proceeds during the first half of fiscal 2006.

•	Increasing our total number of screens owned or operated to approximately 600 over the next two to three years while continuing to maximize the return on our significant recent investments in movie theatres through both revenue and cost improvements. We anticipate achieving our growth goals primarily by adding new locations in or near our existing markets and by selectively adding screens to existing locations. We purchased land during fiscal 2005 for new theatre locations in Sturtevant/Racine, Green Bay, East Troy and Brookfield, Wisconsin. Our proposed Brookfield UltraCinema, to be called “The Majestic,” is expected to be the new flagship theatre for our circuit and will feature state-of-the-art guest amenities, picture, sound and service to create an unmatched entertainment experience. We have also identified potential screen addition projects that may add up to 18 new screens to seven existing locations over the next three years, including potential expansion of our successful large UltraScreens™. Expansion opportunities for the division may also include potential acquisitions and the addition of new management contracts. In order to maintain and enhance the value of our existing theatre assets, we also began work during fiscal 2004 on a program we call Project 2010, a major initiative that is focused on upgrading and remodeling up to approximately 28 of the division’s theatres over the next several years. Each of these updated theatres will feature enhanced art deco facades and luxurious interior design packages that include remodeled lobbies, entries and concession areas equipped with self-serve soft drinks. Eleven theatres have already been upgraded, with five additional theatres scheduled for upgrade during fiscal 2006. Our operating plans include a continued focus on improving film presentation and the overall movie-going experience, continuing to increase our gift card and advanced ticket sales programs, as well as expanding our ancillary revenues, including in-lobby and pre-show advertising.

•	Maximizing the return on our significant recent investments in hotel facilities and doubling the number of rooms either managed or owned by our hotels and resorts division up to approximately 6,000 rooms over the next three to five years. We added 446 rooms to our portfolio early in fiscal 2006 with the opening of the company-owned Four Points by Sheraton in downtown Chicago, Illinois and the purchase of the Wyndham Milwaukee Center in downtown Milwaukee, Wisconsin. Two additional facilities currently under development, the Platinum Suite Hotel & Spa in Las Vegas, Nevada (a condominium-hotel joint venture project that we will manage upon completion) and the Hilton Skirvin in Oklahoma City, Oklahoma (a public-private redevelopment project pursuant to which we would be the principal private equity participant and manager), will add a combined 480 rooms upon completion during calendar 2006. We continue to pursue additional growth opportunities with an emphasis on management contracts for other owners. A number of the projects that we are currently exploring may also include some small equity investments as well. Our plans also include continued reinvestment in our existing properties in order to maintain and increase the value of these assets. Our fiscal 2006 plans include several projects at our flagship Pfister Hotel and Grand Geneva Resort & Spa properties. We expect these aforementioned development projects and investments in existing assets, plus anticipated improvements at our core properties if business travel continues to improve, to provide continued earnings growth opportunities during fiscal 2006.

Theatre Operations

        At the end of fiscal 2005, we owned or operated 45 movie theatre locations with a total of 504 screens in Wisconsin, Illinois, Minnesota and Ohio for an average of 11.2 screens per location, compared to an average of 10.7 screens per location at the end of fiscal 2004 and 10.6 at the end of fiscal 2003. Included in the fiscal 2005 and 2004 totals are four theatres with 40 screens that we manage for other owners and included in the fiscal 2003 totals are three theatres with 34 screens that we managed for other owners. Our 41 company-owned facilities include 20 megaplex theatres (12 or more screens), representing 68% of our total screens, 19 multiplex theatres (two to 11 screens) and two single-screen theatres. Our long-term growth strategy for the theatre division is to focus on megaplex theatres having between 12 and 20 screens, which typically vary in seating capacity from 150 to 450 seats per screen. Multi-screen theatres allow us to offer a more diversified selection of films to attract additional customers, exhibit movies in larger or smaller auditoriums within the same theatre depending on the popularity of the movie and benefit from having common box office, concession, projection and lobby facilities.

        During fiscal 2005, we opened one new theatre with 12 screens, converted our two former IMAX® screens into a SuperScreen™ (generally 45-65 feet wide) and our fifth UltraScreen™ (70-75 feet wide) and we opened eight new screens at existing theatres, including our sixth UltraScreen. We also closed two theatres with seven screens during fiscal 2005 and eliminated one screen at an existing theatre in conjunction with a project to convert two small auditoriums into one larger-capacity auditorium. At fiscal year-end, we operated 489 first-run screens, 40 of which are operated under management contracts, and 15 budget-oriented screens.

        Revenues for the theatre business, and the motion picture industry in general, are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. No fiscal 2005 films produced box office receipts in excess of $4 million for our circuit compared to three films that reached that amount for us during the prior year. The following five fiscal 2005 films produced box office receipts in excess of $3 million: SpiderMan 2, Meet the Fockers, Shrek 2, The Incredibles and Harry Potter and the Prisoner of Azkaban.

        We obtain our films from several national motion picture production and distribution companies and are not dependent on any single motion picture supplier. Our booking, advertising, concession purchases and promotional activities are handled centrally by our administrative staff.

        We strive to provide our movie patrons with high-quality picture and sound presentation in clean, comfortable, attractive and contemporary theatre environments. Substantially all of our movie theatre complexes feature either digital sound, Dolby or other stereo sound systems; acoustical ceilings; side wall insulation; engineered drapery folds to eliminate sound imbalance, reverberation and distortion; tiled floors; loge seats; cup-holder chair-arms; and computer-controlled heating, air conditioning and ventilation. We offer stadium seating, a tiered seating system that permits unobstructed viewing, at nearly 90% of our first-run screens. Computerized box offices permit all of our movie theatres to sell tickets in advance. Our theatres are accessible to persons with disabilities and provide wireless headphones for hearing-impaired moviegoers. Other amenities at certain theatres include THX auditoriums, which allow customers to hear the softest and loudest sounds, and touch-screen, computerized, self-service ticket kiosks, which simplify advance ticket purchases. We also operate the Marcus Movie Hitline, which is a satellite-based automated telephone ticketing system that allows moviegoers to buy tickets to movies at any of 13 Marcus first-run theatres in the metropolitan Milwaukee area and our two theatres in Columbus, Ohio using a credit card. We own a minority interest in MovieTickets.com, a joint venture of movie and entertainment companies that was created to sell movie tickets over the internet and represents nearly 70% of the top 50 market theatre screens throughout the United States and Canada. As a result of our association with MovieTickets.com, moviegoers can buy tickets to movies at any of our first-run theatres via the internet and print them at home.

        We sell food and beverage concessions in all of our movie theatres. We believe that a wide variety of food and beverage items, properly merchandised, increases concession revenue per patron. Although popcorn and soda remain the traditional favorites with moviegoers, we continue to upgrade our available concessions by offering varied choices. For example, some of our theatres offer hot dogs, pizza, ice cream, pretzel bites, frozen yogurt, coffee, mineral water and juices. We have recently added self-serve soft drinks to many of our theatres.

        We have a variety of ancillary revenue sources in our theatres, with the largest related to the sale of pre-show advertising. We have held a minority interest since fiscal 2004 in Cinema Screen Media, a cinema advertising company that provides pre-show entertainment on our screens and on over 3,000 screens nationwide.

        We also own a family entertainment center, Funset Boulevard, adjacent to our 14-screen movie theatre in Appleton, Wisconsin. Funset Boulevard features a 40,000 square foot Hollywood-themed indoor amusement facility that includes a restaurant, party room, laser tag center, virtual reality games, arcade, outdoor miniature golf course and batting cages.

Hotels and Resorts Operations

The Pfister Hotel

        We own and operate the Pfister Hotel, which is located in downtown Milwaukee, Wisconsin. The Pfister Hotel is a full service luxury hotel and has 307 guest rooms (including 82 luxury suites and 176 tower rooms), three restaurants, two cocktail lounges and a 275-car parking ramp. The Pfister also has 24,000 square feet of banquet and convention facilities. The Pfister’s banquet and meeting rooms accommodate up to 3,000 people and the hotel features two large ballrooms, including one of the largest ballrooms in the Milwaukee metropolitan area, with banquet seating for 1,200 people. A portion of the Pfister’s first-floor space is leased for use by retail tenants. In fiscal 2005, the Pfister Hotel earned its 29th consecutive four-diamond award from the American Automobile Association and its signature restaurant, Celia, earned its 3rd consecutive four-diamond award from the American Automobile Association. The Pfister is also a member of Preferred Hotels and Resorts Worldwide Association, an organization of independent luxury hotels and resorts, and the Association of Historic Hotels of America.

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

Hilton Madison at Monona Terrace

        We own and operate the 240-room Hilton Madison at Monona Terrace in Madison, Wisconsin. The Hilton Madison, which also benefits from the aspects of Hilton’s franchise program noted above, is connected by skywalk to the Monona Terrace Community and Convention Center, has four meeting rooms totaling 2,400 square feet, an indoor swimming pool, a fitness center, a lounge and a restaurant.

The Grand Geneva Resort & Spa

        We own and operate the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin, which is the largest convention resort in Wisconsin. This full-facility destination resort is located on 1,300 acres and includes 355 guest rooms, 50,000 square feet of banquet, meeting and exhibit space, 6,600 square feet of ballroom space, three specialty restaurants, two cocktail lounges, two championship golf courses, several ski-hills, two indoor and five outdoor tennis courts, three swimming pools, a spa and fitness complex, horse stables and an on-site airport. In fiscal 2005, the Grand Geneva Resort & Spa earned its 7th consecutive four-diamond award from the American Automobile Association.

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

Four Points by Sheraton Chicago Downtown/Magnificent Mile

        During the first week of fiscal 2006, we opened the company-owned and operated Four Points by Sheraton Chicago Downtown/Magnificent Mile, a 226-room (including 130 suites) hotel in Chicago, Illinois. The Four Points by Sheraton Chicago Downtown/Magnificent Mile has affordable, well-appointed guestrooms and suites, high-tech meeting rooms, an indoor swimming pool and fitness room and an on-site parking facility that will open later in fiscal 2006. The hotel will also lease space to several area restaurants.

Wyndham Milwaukee Center

        During the first week of fiscal 2006, we purchased the Wyndham Milwaukee Center. The Wyndham Milwaukee Center has 220 rooms, 12,000 square feet of flexible banquet and meeting space, on-site parking, a restaurant and two lounges and is located in the heart of Milwaukee’s theatre and financial district. We anticipate a major renovation of this hotel during fiscal 2006.

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

        Finally, we operate the Hilton Garden Inn Houston NW/Chateau in Houston, Texas. The Hilton Garden Inn has 171 guest rooms, a ballroom, a restaurant, a fitness center, a convenience mart and a swimming pool. The hotel is a part of Chateau Court, a 13-acre, European-style mixed-use development that also includes retail space and an office village.

        Two new hotels are currently under construction or in development that we will manage upon completion of the respective projects. The Platinum Suite Hotel & Spa will be a luxury condominium hotel just off the Las Vegas Strip that will feature 255 condo units, a luxury spa, indoor and outdoor swimming pools, 8,440 square feet of meeting space, restaurants, lounge and an upscale bar. We own 50% of the joint venture developing this hotel, which is expected to open late in our fiscal 2006 or early fiscal 2007. We are also participating in a joint venture to restore and then manage the Skirvin Hotel in Oklahoma City, the oldest hotel in Oklahoma. We currently expect to be the principal equity partner in this public-private venture. Renovation of this historic hotel is expected to begin later in fiscal 2006 and to be completed during our fiscal 2007. When completed, this hotel is expected to have 225 rooms and 25,000 square feet of meeting space.

Competition

        Both of our businesses experience intense competition from national, regional and local chain and franchise operations, some of which have substantially greater financial and marketing resources than we have. Most of our facilities are located in close proximity to competing facilities.

        Our movie theatres compete with large national movie theatre operators, such as AMC Entertainment, Cinemark, Regal Cinemas, Loews Cineplex and Carmike Cinemas, as well as with a wide array of smaller first-run and discount exhibitors. Movie exhibitors also generally compete with the home video, pay-per-view and cable television markets. We believe that such ancillary markets have assisted the growth of the movie theatre industry by encouraging the production of first-run movies released for initial movie theatre exhibition, which has historically established the demand for such movies in these ancillary markets.

        Our hotels and resorts compete with the hotels and resorts operated by Hyatt Corporation, Marriott Corporation, Ramada Inns, Holiday Inns and others, along with other regional and local hotels and resorts.

        We believe that the principal factors of competition in both of our businesses, in varying degrees, are the price and quality of the product, quality and location of our facilities and customer service. We believe that we are well positioned to compete on the basis of these factors.

Seasonality

        Historically, our first fiscal quarter has produced the strongest operating results because this period coincides with the typical summer seasonality of the movie theatre industry and the summer strength of our lodging business. Our third fiscal quarter has historically produced the weakest operating results primarily due to the effects of reduced travel during the winter months on our lodging business.

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

Employees

        As of the end of fiscal 2005, we had approximately 4,200 employees, a majority of whom were employed on a part-time basis. A number of our (1) hotel employees in Minneapolis, Minnesota are covered by a collective bargaining agreement that expires on February 29, 2009; (2) operating engineers in the Hilton Milwaukee City Center and Pfister Hotel are covered by collective bargaining agreements that expire on December 31, 2006 and April 30, 2007, respectively; (3) hotel employees in the Hilton Milwaukee City Center and the Pfister Hotel are covered by a collective bargaining agreement that expires on June 15, 2006; (4) painters in the Hilton Milwaukee City Center and the Pfister Hotel are covered by a collective bargaining agreement that expires on May 31, 2008; (5) projectionists at the Chicago, Illinois theatres that we manage for a third party are covered by a collective bargaining agreement that expires on October 14, 2006; (6) projectionists at other Chicago locations are covered by a collective bargaining agreement that expires on April 30, 2006; (7) projectionists in Madison, Wisconsin are covered by a collective bargaining agreement that expires on April 2, 2008; and (8) projectionists in Milwaukee, Wisconsin are covered by a collective bargaining agreement that expires on May 30, 2007.

Web Site Information and Other Access to Corporate Documents

        Our corporate web site is www.marcuscorp.com. All of our Form 10-Ks, Form 10-Qs and Form 8-Ks, and amendments thereto, are available on this web site as soon as practicable after they have been filed with the SEC. In addition, our corporate governance guidelines and the charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are available on our web site. If you would like us to mail you a copy of our corporate governance guidelines or a committee charter, please contact Thomas F. Kissinger, Vice President, General Counsel and Secretary, The Marcus Corporation, 100 East Wisconsin Avenue, Suite 1900, Milwaukee, Wisconsin 53202-4125.

Item 2.     Properties.

        We own the real estate of a substantial portion of our facilities, including, as of May 26, 2005, the Pfister Hotel, the Hilton Milwaukee City Center, the Hilton Madison at Monona Terrace, the Grand Geneva Resort & Spa, the Hotel Phillips and the majority of our theatres. We lease the remainder of our facilities. As of May 26, 2005, we also managed five hotel properties and four theatres that are owned by third parties. Additionally, we own properties acquired for the future construction and operation of new facilities. All of our properties are suitably maintained and adequately utilized to cover the respective business segment served.

        Our owned, leased and franchised properties are summarized, as of May 26, 2005, in the following table:

Business Segment	Total Number of Facilities in Operation	Owned(1)	Leased from Unrelated Parties(2)	Managed for Related Parties	Managed for Unrelated Parties(2)
Theatres:
Movie Theatres	45	32	9	0	4
Family Entertainment Center	1	1	0	0	0

Hotels and Resorts:
Hotels	9	4	0	0	5
Resorts	1	1	0	0	0
Vacation Ownership	1	0	0	0	1

Limited-Service Lodging:
Baymont Inns & Suites	3	0	0	3	0

Total	60	38	9	3	10

(1)	Two of the movie theatres are on land leased from unrelated parties under long-term leases.
(2)	The nine theatres leased from unrelated parties have 59 screens and the four theatres managed for unrelated parties have 40 screens.

        Certain of the above individual properties or facilities are subject to purchase money or construction mortgages or commercial lease financing arrangements, but we do not consider these encumbrances, individually or in the aggregate, to be material.

        Over 90% of our operating property leases expire on various dates after the end of fiscal 2006 (assuming we exercise all of our renewal and extension options).

IteIm 3.     Legal Proceedings.

        We do not believe that any pending legal proceedings involving us are material to our business. No legal proceeding required to be disclosed under this item was terminated during the fourth quarter of fiscal 2005.

Item 4.     Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2005.

EXECUTIVE OFFICERS OF COMPANY

        Each of our executive officers is identified below together with information about each officer’s age, position and employment history for at least the past five years:

Name	Position	Age
Stephen H. Marcus	Chairman of the Board, President and Chief Executive Officer	70
Bruce J. Olson	Senior Vice President and President of Marcus Theatres Corporation	55
H. Fred Delmenhorst	Vice President-Human Resources	64
Thomas F. Kissinger	Vice President, General Counsel and Secretary	45
Douglas A. Neis	Chief Financial Officer and Treasurer	46
William J. Otto	President and Chief Operating Officer of Marcus Hotels, Inc.	49
Gregory S. Marcus	Senior Vice President - Corporate Development	40

        Stephen H. Marcus has been our Chairman of the Board since December 1991 and our President and Chief Executive Officer since December 1988. Mr. Marcus has worked at the Company for 43 years.

        Bruce J. Olson joined the Company in 1974. Mr. Olson served as the Executive Vice President and Chief Operating Officer of Marcus Theatres Corporation from August 1978 until October 1988, at which time he was appointed President of that corporation. Mr. Olson also served as our Vice President-Administration and Planning from September 1987 until July 1991. In July 1991, he was appointed as our Group Vice President and in October 2004, he was promoted to Senior Vice President. He was elected to serve on our Board of Directors in April 1996.

        H. Fred Delmenhorst has been our Vice President-Human Resources since he joined the Company in December 1984.

        Thomas F. Kissinger joined the Company in August 1993 as Secretary and Director of Legal Affairs. In August 1995, he was promoted to General Counsel and Secretary and in October 2004, he was promoted to Vice President, General Counsel and Secretary. Prior to August 1993, Mr. Kissinger was associated with the law firm of Foley & Lardner LLP for five years.

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

        Gregory S. Marcus joined the Company in March 1992 as Director of Property Management/Corporate Development. He was promoted in 1999 to Senior Vice President – Corporate Development and became an executive officer of the Company in July 2005.

        Our executive officers are generally elected annually by the Board of Directors after the annual meeting of shareholders. Each executive officer holds office until his successor has been duly qualified and elected or until his earlier death, resignation or removal.

PART II

Item 5.     Market for the Company's Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities.

(a)	Market Information

        Our Common Stock, $1 par value, is listed and traded on the New York Stock Exchange under the ticker symbol “MCS.” Our Class B Common Stock, $1 par value, is neither listed nor traded on any exchange. During each quarter of fiscal 2004 and 2005, we paid a dividend of $0.055 per share of our Common Stock and $0.05 per share of our Class B Common Stock. On August 5, 2005, there were 2,282 shareholders of record of our Common Stock and 49 shareholders of record of our Class B Common Stock. The following table lists the high and low sale prices of our Common Stock for the periods indicated:

Fiscal 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$19.70	$22.69	$26.00	$24.04
Low	$15.50	$18.71	$22.08	$17.90

Fiscal 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$15.38	$16.43	$17.50	$18.30
Low	$12.85	$14.09	$14.50	$14.92

(b)	Stock Repurchases

        As of May 26, 2005, our board of directors had authorized the repurchase of up to 4.7 million shares of our outstanding Common Stock. Pursuant to this board authorization, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. Pursuant to this board authorization, we have repurchased approximately 2.8 million shares of Common Stock. This board authorization does not have an expiration date. We did not repurchase any shares of Common Stock during the fourth quarter.

Item 6.     Selected Financial Data.

Five-Year Financial Summary

	2005	2004	2003	2002	2001(1)(2)
Operating Results
(in thousands)
Revenues(3)	$272,707	274,931	262,814	255,242	227,881
Earnings from continuing operations(3)	$19,238	18,466	15,061	13,609	10,493
Net earnings	$99,221	24,611	20,556	22,460	21,776

Common Stock Data(4)
Earnings per share -
continuing operations(3)	$.63	.62	.51	.46	.36
Net earnings per share	$3.25	.82	.70	.76	.74
Cash dividends per share	$.22	.22	.22	.22	.22
Weighted average shares outstanding
(in thousands)	30,526	29,850	29,549	29,470	29,345
Book value per share	$16.27	13.20	12.54	12.07	11.57

Financial Position
(in thousands)
Total assets	$787,499	749,811	755,457	774,786	758,659
Long-term debt(5)	$170,888	207,282	203,307	299,761	310,239
Shareholders' equity	$493,661	393,723	369,900	354,068	337,701
Capital expenditures and other	$63,431	50,915	26,004	48,899	96,748

Financial Ratios
Current ratio(5)	4.17	2.95	.40	.51	.40
Debt/capitalization ratio(5)	.28	.37	.43	.48	.49
Return on average shareholders' equity	22.4%	6.4%	5.7%	6.5%	6.6%

(1)	Includes gain of $7.8 million or $0.27 per share on sale of discontinued operations.
(2)	Includes impairment charge of $2.1 million or $0.07 per share.
(3)	Restated to present limited-service lodging, the Miramonte Resort and restaurant operations as discontinued operations and to reflect early adoption of EITF No. 00-14, “Accounting for Certain Sales Incentives.”
(4)	All per share and shares outstanding data is on a diluted basis.
(5)	2003 and earlier amounts have not been restated to reflect the limited-service lodging division as discontinued.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General

        We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2005, 2004 and 2003 were 52-week years. Our upcoming fiscal 2006 will also be a 52-week year.

        We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in two business segments: theatres and hotels and resorts. As a result of the sale of our KFC restaurants during fiscal 2001 and substantially all of the assets of our limited-service lodging division during fiscal 2005, we have presented the restaurant and limited-service lodging business segments as discontinued operations in the accompanying financial statements and in this discussion. As a result of our sale of the Miramonte Resort during fiscal 2005, we have also presented this asset and related results of operations, previously included in our hotels and resorts segment, as part of our discontinued operations in the accompanying financial statements and in this discussion. Prior year results have been restated to conform to the current year presentation.

        Historically, our first fiscal quarter has produced the strongest operating results because this period coincides with the typical summer seasonality of the movie theatre industry and the summer strength of the lodging business. Our third fiscal quarter has historically produced the weakest operating results primarily due to the effects of reduced travel during the winter months on our hotels and resorts division.

Consolidated Financial Comparisons

        The following table sets forth revenues, operating income, other income (loss), earnings from continuing operations, earnings from discontinued operations, net earnings and earnings per share for the past three fiscal years (in millions, except for per share and percentage change data):

			Change F05 v. F04			Change F04 v. F03
	2005	2004	Amt.	Pct.	2003	Amt.	Pct.
Revenues	$272.7	$274.9	$(2.2)	-0.8%	$262.8	$12.1	4.6%
Operating income	37.5	42.3	(4.8)	-11.4%	39.1	3.2	8.2%
Other income (expense)	(6.7)	(12.0)	5.3	43.8%	(14.4)	2.4	16.9%
Earnings from
continuing operations	19.2	18.5	0.7	4.2%	15.1	3.4	22.6%
Earnings from
discontinued operations	80.0	6.1	73.9	1202%	5.5	0.6	11.8%
Net earnings	99.2	24.6	74.6	303.2%	20.6	4.0	19.7%
Earnings per share -
Diluted:
Continuing operations	$.63	$.62	$.01	1.6%	$.51	$.11	21.6%
Net earnings per share	3.25	.82	2.43	296.3%	.70	.12	17.1%

Fiscal 2005 versus Fiscal 2004

        An increase in revenues from our hotels and resorts division was offset by reduced theatre division revenues, resulting in a slight overall decrease in total revenues from continuing operations. Both operating divisions experienced decreases in operating income during fiscal 2005 compared to the prior year. Theatre division operating results were negatively impacted by a weaker slate of movies compared to the prior year. Operating results from our hotels and resorts division for same properties improved during fiscal 2005, but our overall segment results were negatively impacted by reduced earnings from our timeshare operation and combined start-up and preopening costs associated with our ongoing development projects. Significantly increased investment income and reduced interest expense contributed to an overall increase in earnings from continuing operations during fiscal 2005, offsetting the reduced operating income from our two continuing business segments. Our overall net earnings increased significantly during fiscal 2005 compared to the prior year due to significant gains on the disposition of the previously noted discontinued operations.

        We recognized investment income of $6.0 million during fiscal 2005, representing an increase of $4.2 million, or 233.5%, compared to investment income of $1.8 million during the prior year. Investment income includes interest earned on cash, cash equivalents, cash held by intermediaries and notes receivable, including notes related to the sale of timeshare units in our hotels and resorts division. The fiscal 2005 increase in investment income was the result of interest earned on proceeds received from the sale of our limited-service lodging division in September 2004 and Miramonte Resort in December 2004. The majority of our $259.1 million of cash and cash equivalents at the end of the fiscal year is invested in federal tax-exempt short-term financial instruments. A portion of these funds were held by intermediaries during the fiscal year to facilitate potential tax deferral opportunities and earned taxable interest. The majority of the cash held by intermediaries was released to us in early March 2005 and was subsequently reinvested in federal tax-exempt short-term financial instruments. The remaining $28.6 million of cash held by intermediaries for tax deferral purposes at the end of the fiscal year was used to acquire a new hotel in early fiscal 2006. Our investment income will continue to exceed prior year amounts in future periods until a further determination for the potential uses of the sales proceeds is made.

        Our interest expense totaled $14.9 million for fiscal 2005, representing a decrease of $1.6 million, or 10.0%, compared to fiscal 2004 interest expense of $16.5 million. The decrease in interest expense was primarily the result of paying off all of our outstanding short-term borrowings, consisting of commercial paper, with cash provided by operating and investing activities (including the sale of our limited-service lodging division). In addition, we capitalized interest related to the construction of our Chicago hotel totaling approximately $835,000 during fiscal 2005, compared to capitalized interest of $296,000 during fiscal 2004. We also continued to make scheduled payments on our long-term debt during the year, further reducing our interest expense. Pending a final determination of the uses of our sales proceeds, we currently expect our interest expense to continue to decrease during fiscal 2006 as a result of the additional payments of scheduled current maturities of our long-term debt, partially offset by the fact that we anticipate capitalizing significantly less interest during fiscal 2006 due to the recent completion of the Chicago hotel project.

        Our continuing operations recognized gains on disposition of property and equipment of $2.2 million during fiscal 2005, compared to gains from continuing operations of $2.8 million during fiscal 2004. The fiscal 2005 gain was primarily the result of our sale of two outlots on existing theatre land parcels, a four-screen theatre in Beaver Dam, Wisconsin and an excess land parcel. The timing of our periodic sales of property and equipment results in variations in the gains or losses that we report on disposition of property and equipment each year. We are actively attempting to sell additional non-core property and equipment and we believe that additional net gains on disposition of property and equipment will be recognized during the coming fiscal year.

        We reported income tax expense on continuing operations for fiscal 2005 of $11.5 million, a decrease of $370,000, or 3.1%, compared to fiscal 2004. Our effective tax rate for continuing operations during fiscal 2005 was 37.5% compared to 39.2% in fiscal 2004. The decrease in our effective tax rate for continuing operations was the result of our previously described investments in federal tax-exempt short-term financial instruments. We anticipate that our effective tax rate during fiscal 2006 will continue to remain below our historical 39-40% range until further determinations are made of the potential uses of our sales proceeds.

        Net earnings during fiscal 2005 included after-tax income from discontinued operations of $1.7 million, compared to $6.1 million during the prior year. Net earnings for fiscal 2005 also included an after-tax gain on sale of discontinued operations of $78.3 million, or $2.57 per share. A detailed discussion of these items is included in the Discontinued Operations section. Weighted average shares outstanding were 30.5 million during fiscal 2005 and 29.9 million during fiscal 2004. All per share data is presented on a diluted basis.

Fiscal 2004 versus Fiscal 2003

        Both continuing operating divisions contributed to our increase in revenues during fiscal 2004. A third consecutive year of record operating performance from our theatre division and a second consecutive year of improved operating results from our hotels and resorts division resulted in an increase in overall operating income. A significant decrease in interest expense during fiscal 2004 contributed to our increased earnings from continuing operations and net earnings during fiscal 2004.

        We recognized investment income of $1.8 million during fiscal 2004, representing a decrease of $600,000, or 25.2%, compared to fiscal 2003 investment income of $2.4 million. Investment income has historically included interest earned on cash, cash equivalents and notes receivable, including notes related to the sale of timeshare units in our hotels and resorts division. Investment income on these items was down from the prior year due primarily to an overall reduction in our notes receivable during fiscal 2004. Comparisons to fiscal 2003, however, were favorably impacted by the fact that we recognized a $494,000 pre-tax investment loss on securities held during fiscal 2003, whose decline in fair value was deemed to be other than temporary. During fiscal 2004 and in years prior to fiscal 2003, gains and losses on these available for sale investments were included in “accumulated other comprehensive income (loss)” in our consolidated statements of shareholders’ equity, consistent with current accounting pronouncements.

        Our interest expense totaled $16.5 million for fiscal 2004, representing a decrease of $2.7 million, or 13.9%, compared to fiscal 2003 interest expense of $19.2 million. The decrease in interest expense was primarily the result of a $38.5 million, or 16.5%, reduction in our total long-term debt, including current maturities, at the end of fiscal 2004 compared to the end of the prior year.

        We recognized gains on disposition of property and equipment of $2.8 million during fiscal 2004, compared to gains from continuing operations of $2.4 million during fiscal 2003. The fiscal 2004 net gain was primarily the result of our sale of six parcels of excess land and our sale of a former theatre in Minnesota.

        We reported income tax expense on continuing operations for fiscal 2004 of $11.9 million, representing an increase of $2.2 million, or 23.1%, over fiscal 2003. Our effective tax rate for fiscal 2004 was 39.2%, compared to 39.1% in fiscal 2003.

        Net earnings during fiscal 2004 included after-tax income from discontinued operations of $6.1 million, representing an increase of $1.9 million, or 44.7%, compared to fiscal 2003 after-tax income from discontinued operations of $4.2 million. Fiscal 2003 net earnings also included an after-tax gain on sale of discontinued operations of $1.3 million, or $.04 per share. A detailed discussion of these items is included in the Discontinued Operations section. Weighted average shares outstanding were 29.9 million during fiscal 2004 and 29.5 million during fiscal 2003.

Current Plans

        Our aggregate capital expenditures were approximately $63 million during fiscal 2005, an increase over the prior two years of approximately $12 million and $37 million, respectively. We currently anticipate that our capital expenditures during fiscal 2006 may increase to the $80 to $100 million range, but we will continue to monitor our operating results and economic and industry conditions so that we can respond appropriately.

        Our current strategic plans may include the following goals and strategies:

•	Evaluating potential uses of the proceeds from the sale of our limited-service lodging division. In addition to actively evaluating potential growth opportunities in Marcus Theatres and Marcus Hotels and Resorts, as noted below, we will consider other potential investments and uses of the funds, including returns of capital to shareholders. We continue to be patient in assessing these opportunities to ensure that uses of the proceeds are in the best long-term interest of our shareholders. While we have not established an arbitrary deadline for determining the use of the funds, we currently anticipate providing additional direction on potential applications of at least a portion of these proceeds during the first half of fiscal 2006.

•	Increasing our total number of screens owned or operated to approximately 600 over the next two to three years while continuing to maximize the return on our significant recent investments in movie theatres through both revenue and cost improvements. We anticipate achieving our growth goals primarily by adding new locations in or near our existing markets and by selectively adding screens to existing locations. We purchased land during fiscal 2005 for new theatre locations in Sturtevant/Racine, Green Bay, East Troy and Brookfield, Wisconsin. Our proposed Brookfield UltraCinema, to be called “The Majestic,” is expected to be the new flagship theatre for our circuit and will feature state-of-the-art guest amenities, picture, sound and service to create an unmatched entertainment experience. We have also identified potential screen addition projects that may add up to 18 new screens to seven existing locations over the next three years, including potential expansion of our successful large UltraScreens™. Expansion opportunities for the division may also include potential acquisitions and the addition of new management contracts. In order to maintain and enhance the value of our existing theatre assets, we also began work during fiscal 2004 on a program we call Project 2010, a major initiative that is focused on upgrading and remodeling up to approximately 28 of the division’s theatres over the next several years. Each of these updated theatres will feature enhanced art deco facades and luxurious interior design packages that include remodeled lobbies, entries and concession areas equipped with self-serve soft drinks. Eleven theatres have already been upgraded, with five additional theatres scheduled for upgrade during fiscal 2006. Our operating plans include a continued focus on improving film presentation and the overall movie-going experience, continuing to increase our gift card and advanced ticket sales programs, as well as expanding our ancillary revenues, including in-lobby and pre-show advertising.

•	Maximizing the return on our significant recent investments in hotel facilities and doubling the number of rooms either managed or owned by our hotels and resorts division up to approximately 6,000 rooms over the next three to five years. We added 446 rooms to our portfolio early in fiscal 2006 with the opening of the company-owned Four Points by Sheraton in downtown Chicago, Illinois and the purchase of the Wyndham Milwaukee Center in downtown Milwaukee, Wisconsin. Two additional facilities currently under development, the Platinum Suite Hotel & Spa in Las Vegas, Nevada (a condominium-hotel joint venture project that we will manage upon completion) and the Hilton Skirvin in Oklahoma City, Oklahoma (a public-private redevelopment project pursuant to which we would be the principal private equity participant and manager), will add a combined 480 rooms upon completion during calendar 2006. We continue to pursue additional growth opportunities with an emphasis on management contracts for other owners. A number of the projects that we are currently exploring may also include some small equity investments as well. Our plans also include continued reinvestment in our existing properties in order to maintain and increase the value of these assets. Our fiscal 2006 plans include several projects at our flagship Pfister Hotel and Grand Geneva Resort & Spa properties. We expect these aforementioned development projects and investments in existing assets, plus anticipated improvements at our core properties if business travel continues to improve, to provide continued earnings growth opportunities during fiscal 2006.

        The actual number, mix and timing of potential future new facilities and expansions will depend in large part on industry and economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that our growth goals will continue to evolve and change in response to these and other factors, and there can be no assurance that these current goals will be achieved. The terrorist attacks of September 11, 2001 and the subsequent war on terrorism, combined with the resulting economic downturn that followed the attacks, had an unprecedented impact on the travel and lodging industry. Business travel and lodging demand in general is just now beginning to return to pre-September 11 levels, nearly four years later. Any additional domestic or foreign terrorist attacks may have a similar or worse effect on the lodging or theatre industries than that experienced as a result of the September 11, 2001 attacks.

Theatres

        Our oldest and largest division is our theatre division. The theatre division contributed 54.7% of our consolidated revenues from continuing operations and 75.6% of our consolidated operating income, excluding corporate items, during fiscal 2005. The theatre division operates motion picture theatres in Wisconsin, Illinois, Ohio and Minnesota, and a family entertainment center in Wisconsin. The following tables set forth revenues, operating income, operating margin, screens and theatre locations for the last three fiscal years:

			Change F05 v. F04			Change F04 v. F03
	2005	2004	Amt.	Pct.	2003	Amt.	Pct.
	(in millions, except percentages)
Revenues	$149.1	$155.7	$(6.6)	-4.2%	$150.4	$5.3	3.6%
Operating income	34.8	38.9	(4.1)	-10.6%	36.2	2.7	7.7%
Operating margin	23.3%	25.0%			24.0%

Number of screens and locations at fiscal year-end (1)	2005	2004	2003
Theatre screens	504	492	488
Theatre locations	45	46	46

Average screens per location	11.2	10.7	10.6

(1)	Includes 40 screens at four locations managed for other owners in 2005 and 2004 and 34 screens at three locations managed for another owner in 2003.

        The following table further breaks down the components of revenues for the theatre division for the last three fiscal years:

			Change F05 v. F04			Change F04 v. F03
	2005	2004	Amt.	Pct.	2003	Amt.	Pct.
	(in millions, except percentages)
Box office receipts	$96.2	$101.1	$(4.9)	-4.9%	$98.8	$2.3	2.4%
Concession revenues	45.8	46.7	(0.9)	-2.0%	45.6	1.1	2.4%
Other revenues	7.1	7.9	(0.8)	-9.0%	6.0	1.9	31.9%

Total revenues	$149.1	$155.7	$(6.6)	-4.2%	$150.4	$5.3	3.6%

Fiscal 2005 versus Fiscal 2004

        The decrease in theatre division revenues, operating income and operating margin during fiscal 2005 compared to the prior year was entirely due to decreased overall attendance at our comparable theatres. During fiscal 2005, we converted our two former IMAX® screens into a SuperScreen™ (generally 45-65 feet wide) and our fifth UltraScreen™ (70-75 feet wide) and we opened eight new screens at existing theatres, including four screens in LaCrosse, Wisconsin, three screens in Oshkosh, Wisconsin and our sixth UltraScreen™ at a theatre in Oakdale, Minnesota. We also opened a 12-screen small-town prototype theatre in Saukville, Wisconsin during the fiscal 2005 fourth quarter. These new screens, plus screens added in fiscal 2004 that were not open for a full year last fiscal year, generated approximately $1.8 million of additional revenues during fiscal 2005. We closed two theatres with seven screens during fiscal 2005 and eliminated one screen at an existing theatre in conjunction with a project to convert two small auditoriums into one larger-capacity auditorium. Closing those screens along with several other screens we closed during fiscal 2004 negatively impacted comparisons of this year’s theatre division revenues to prior year results by $1.4 million, although our screen closings had a minimal impact on operating income. As of May 26, 2005, we operated 489 first-run screens and only 15 budget screens. Compared to first-run theatres, budget theatres generally have lower box office revenues and associated film costs, but higher concession sales as a percentage of box office revenue.

        Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. These factors were particularly evident during fiscal 2005. After a very strong summer box office, which included record Memorial Day and July 4th holiday weeks, we experienced decreases in attendance during each of our last three fiscal quarters as compared to fiscal 2004 comparable periods. With no significant change in the number of competitive screens in our markets, we believe that a significant factor contributing to these variations in attendance during fiscal 2005 was the quality of film product released during the respective quarters compared to the films released during the same quarter last year. Additional factors that are difficult to measure but may have had some impact on attendance during fiscal 2005 include an increasing concern over piracy and the ongoing impact of DVD’s and home entertainment options on consumer spending choices. Total theatre attendance for the full year decreased 7.5% during fiscal 2005 compared to the prior year and attendance at our comparable screens decreased 7.8%. Due primarily to the unusually strong March and early April 2004 performance of The Passion of the Christ last year, attendance during our fiscal 2005 fourth quarter was nearly 20% below that of the prior year, despite the strong opening nine days of the final installment of Star Wars in late May. Partially offsetting our reduced attendance was a 2.7% increase in our average ticket price during fiscal 2005 compared to the prior year, attributable primarily to modest price increases.

        Consistent with prior years in which blockbusters accounted for a significant portion of our total box office, our top 15 performing films accounted for 36% of our fiscal 2005 box office receipts, compared to 35% during fiscal 2004. No fiscal 2005 films produced box office receipts in excess of $4 million for our circuit, compared to three films that reached that amount for us during the prior year (Lord of the Rings: Return of the King, Finding Nemo and The Passion of the Christ). The following five fiscal 2005 films produced box office receipts in excess of $3 million: Spider-Man 2, Meet the Fockers, Shrek 2, The Incredibles and Harry Potter and the Prisoner of Azkaban. We played 188 films at our theatres during fiscal 2005 compared to 181 during fiscal 2004.

        Our average concession sales per person increased 5.9% during fiscal 2005 compared to the prior year. Average concession sales per person are impacted by changes in concession pricing, types of films played and changes in our geographic mix of theatre locations. On average, films that appeal to families and teenagers generally produce better than average concession sales compared to more adult-oriented film product. As an example, our average concession sales per person increased by over 11% during our fiscal 2005 fourth quarter compared to the same period last year due primarily to the fact that last year’s top fourth quarter film was the adult-oriented The Passion of the Christ.

        Our theatre division’s operating margin decreased to 23.3% during fiscal 2005, compared to 25.0% in fiscal 2004, due primarily to the impact of our fixed expenses on our decreased box office receipts. Our overall concession costs as a percentage of revenues decreased slightly during the current year, while our film rental costs remained essentially unchanged as a percentage of revenues. A decrease in other revenues, which included management fees, pre-show advertising income and family entertainment center revenues, also contributed to our lower operating margin. The decrease in other revenues compared to fiscal 2004 was primarily due to the fact that last year’s revenues (and resulting operating income and operating margin) were favorably impacted by an approximately $400,000 insurance settlement. We expect other revenues to increase slightly during fiscal 2006, due primarily to expected increases from in-lobby advertising. If box office performance improves during fiscal 2006, we anticipate that the expected improvements in other revenues and other various cost controls could potentially return our theatre division operating margins to prior year levels.

        As noted earlier in the Current Plans section of this discussion, we expect to make selected investments in new locations and new screens at existing strategic locations during fiscal 2006 and beyond, in addition to pursuing additional management contracts. The impact of these anticipated new screens on fiscal 2006 operating results will likely be minimal, as the largest projects – i.e., new theatres – would not open until the latter months of fiscal 2006 at the earliest. Excluding existing theatres in Racine, Green Bay and Brookfield, Wisconsin that are expected to be replaced with new locations previously noted, we have identified approximately four other theatres with up to 13 screens that we may close over the next three years with minimal impact on operating results.

        We believe that our long-term competitive position has been strengthened as a result of our significant capital investments over the past few years, but ultimately, our future operating performance will be dependent upon strong film product. Box office receipts during the first half of the summer have been very disappointing compared to last year’s record summer results. We are encouraged by the fact that our performance in recent weeks has improved due to films such as Charlie and the Chocolate Factory and Wedding Crashers, but it is likely that our fiscal 2006 first quarter theatre operating results will again decline compared to the same quarter last year. Although it is difficult to predict future box office performance, we are hopeful that upcoming fall films such as Chicken Little, The Legend of Zorro and Harry Potter and the Goblet of Fire, coupled with potentially strong holiday fare including The Chronicles of Narnia: The Lion, the Witch and the Wardrobe, King Kong, Fun with Dick and Jane and The Producers, will perform favorably compared to prior year product.

Fiscal 2004 versus Fiscal 2003

        The increase in theatre division revenues during fiscal 2004 compared to the prior year occurred despite a slight decrease in overall attendance. We opened six new screens at existing theatres during fiscal 2004, including four screens in Menomonee Falls, Wisconsin, one screen in Madison, Wisconsin and our fourth UltraScreen™ at a theatre in Elgin, Illinois. These new screens, plus screens added in fiscal 2003 that were not open for a full year last year, generated approximately $1.4 million of additional revenues during fiscal 2004. We closed and sold one budget-oriented theatre with six screens during fiscal 2004 and eliminated two screens at two existing theatres in conjunction with a project to convert two small auditoriums into one larger-capacity auditorium at each theatre. Closing those screens and one other theatre during fiscal 2003 negatively impacted comparisons of fiscal 2004 theatre division revenues to prior year results by $700,000, although our screen closings had a minimal impact on operating income. We also began operating a new six-screen theatre in Tomah, Wisconsin during fiscal 2004 that is owned by the Ho-Chunk Nation and represents our second management agreement.

        Total theatre attendance was down 2.7%, up 0.9%, down 3.0% and up 5.1% during each of the four fiscal 2004 quarters, respectively, compared to the prior year comparable quarters. With no significant change in the number of competitive screens in our markets, we believe the primary factor contributing to these variations in attendance during fiscal 2004 was the quality and quantity of film product released during the respective quarters compared to the films released during the same quarters last year. Total theatre attendance for the full year decreased 0.4% during fiscal 2004 compared to the prior year and attendance at our comparable screens decreased 0.6%. The traditionally strong movie-going Memorial Day weekend, which was included in our fiscal 2003 fourth quarter, occurred during the first quarter of fiscal 2005, negatively impacting fiscal 2004 comparisons.

        Despite the slight decrease in attendance, fiscal 2004 still was a record year at the box office for our theatre division. Contributing to our improved results was a 2.8% increase in our average ticket price during fiscal 2004 compared to the prior year. Modest price increases contributed to the average ticket price increase, with the remainder of the increase due to the fact that the fiscal 2004 first quarter film product included an unusually high number of R-rated movies. Such strong adult admission motion pictures appeal to a smaller audience but result in a higher average ticket price due to fewer child admissions. Our average concession sales per person increased 2.7% during fiscal 2004 compared to the prior year.

        Our top 15 performing films accounted for 35% of our fiscal 2004 box office receipts, compared to 36% during fiscal 2003. Four fiscal 2004 films produced box office receipts in excess of $3 million compared to three films during the prior year, but only five fiscal 2004 films produced over $2 million in receipts compared to eight films during fiscal 2003, indicating that we were much more dependent on a few blockbusters during fiscal 2004 compared to the prior year. The following five fiscal 2004 films produced box office receipts in excess of $2 million: Lord of the Rings: Return of the King, Finding Nemo, The Passion of the Christ, Pirates of the Caribbean and Elf. We played 181 films at our theatres during fiscal 2004 compared to 190 during fiscal 2003. Included in the total films played were three and two new IMAX®-exclusive films during each fiscal year, respectively.

        Our theatre division’s operating margin increased to 25.0% during fiscal 2004, compared to 24.0% in fiscal 2003. Contributing to the improved fiscal 2004 operating margin was reduced film rental, concession and advertising costs as a percentage of revenues. Increases in other revenues also contributed to our improved operating margin.

Hotels and Resorts

        The hotels and resorts division contributed 44.8% of our consolidated revenues from continuing operations and 24.4% of our consolidated operating income, excluding corporate items, during fiscal 2005. As of May 26, 2005, the hotels and resorts division owned and operated two full-service hotels in downtown Milwaukee, Wisconsin, a full-facility destination resort in Lake Geneva, Wisconsin and full-service hotels in Madison, Wisconsin and downtown Kansas City, Missouri. In addition, we managed five hotels for other owners. We also managed a vacation ownership development in Lake Geneva, Wisconsin. The following table sets forth revenues, operating income, operating margin and rooms data for the hotels and resorts division for the last three fiscal years (prior year revenues, operating income and operating margin have been restated to reflect the current presentation of the Miramonte Resort as discontinued operations):

			Change F05 v. F04			Change F04 v. F03
	2005	2004	Amt.	Pct.	2003	Amt.	Pct.
	(in millions, except percentages)
Revenues	$122.2	$118.0	$4.2	3.6%	$111.0	$7.0	6.3%
Operating income	11.2	11.7	(0.5)	-4.2%	10.1	1.6	15.5%
Operating margin	9.2%	9.9%			9.1%

Available rooms at fiscal year-end	2005	2004	2003
Company-owned	1,848	2,074	2,074
Management contracts	1,036	1,036	1,036

Total available rooms	2,884	3,110	3,110

Fiscal 2005 versus Fiscal 2004

        Division revenues increased during fiscal 2005 compared to the prior year due to revenue increases at all five of our company-owned hotels and resorts, with the largest improvements attributed to our newest hotels (the Hotel Phillips in Kansas City, Missouri and the Hilton Madison at Monona Terrace) and our business travel-oriented Pfister Hotel. Increased food and beverage revenues also contributed to our fiscal 2005 increase in overall revenues. After two consecutive years of declining timeshare revenues, our revenues from this operation stabilized during fiscal 2005, totaling $5.6 million compared to $5.7 during fiscal 2004. Our decrease in fiscal 2005 operating income compared to the prior year is entirely attributed to reduced earnings from our timeshare operations due to increased marketing and selling costs and approximately $1.5 million of combined start-up losses and preopening expenses associated with our Las Vegas condominium hotel and downtown Chicago hotel projects. Excluding the combined $1.9 million negative year-over-year impact on our division’s overall operating results related to these items, our remaining operations, including our five company-owned properties, contributed increased operating income of nearly 12% over the prior year.

        The division’s total revenue per available room, or RevPAR, for continuing company-owned properties increased 4.2% during fiscal 2005 compared to the prior year. Our occupancy percentage (number of occupied rooms as a percentage of available rooms) increased 2.0 percentage points and our average daily room rate (“ADR”) increased 1.0% during fiscal 2005 compared to fiscal 2004. Our fiscal year ended on a very strong note, as our RevPAR increased 14.2% during our fiscal 2005 fourth quarter compared to the same period last year. Our occupancy percentage increased over four percentage points and our ADR increased nearly 7% during this last quarter.

        According to data received from Smith Travel Research, comparable upper upscale hotels experienced an increase in RevPAR of 8.6% during our fiscal 2005. We attempted to retain the integrity of our rate structure during the past several years (a period when others in the industry were heavily discounting), believing that this strategy was in our best long-term interest. As a result, our comparative changes in RevPAR during fiscal 2003 and 2004 consistently outperformed others in our segment of the industry but underperformed compared to others during fiscal 2005. As the economy and the industry have recovered, it appears that those that heavily discounted or operated in markets that were impacted more severely by the economic downturn are generally now experiencing larger increases in RevPAR and ADR than our hotels and resorts. Historically, our hotels and resorts have generally performed at or better than others in our segment of the industry and we are hopeful that this trend will resume as conditions stabilize in the industry. We believe that our most recent fourth quarter results support that expectation.

        The near-term outlook for our properties appears promising. Despite a brief decline in group travel during our fiscal 2005 third quarter, group bookings were strong during our fourth quarter and beginning of fiscal 2006 and our advanced booking pace for group business is encouraging. The group business segment is very important to several of our properties, as this is a segment of our customer base that typically provides non-room revenues to our hotels and resorts which are a key to increasing profitability levels. The leisure customer segment has continued to perform well for us and the individual business travel segment continues to show steady improvement, as evidenced by the strong performance of our Pfister Hotel. As a result, with cost controls remaining a high priority, subject to economic and industry conditions, we expect our overall operating results and margins to improve in this division during fiscal 2006.

        During the fiscal 2004 third quarter, we announced that we had entered into a joint venture with the developer of the Timber Ridge Lodge to develop a luxury condominium hotel just off the Las Vegas Strip. The Platinum Suite Hotel & Spa will feature 255 condo units, a luxury spa, indoor and outdoor swimming pools, 8,440 square feet of meeting space, including a 4,500 square-foot rooftop terrace overlooking the Strip, restaurants, lounge and upscale bar. The hotel will be located just over one block east of the Strip near Bellagio, Bally’s and Caesars Palace. The condo units were priced between $300,000 and $1.0 million and the hotel will manage a unit rental program for owners which will generate income for the owners from their units.

        During the fiscal 2005 third quarter, we began construction on this facility, with a targeted opening date in late spring 2006. We expect to incur additional preopening expenses and other initial start-up losses from this project during fiscal 2006, but we currently expect that the amounts will be less than those incurred during fiscal 2005 during the condominium sales process. We contributed an initial $3.5 million to this joint venture during fiscal 2004 and an additional $3.9 million during fiscal 2005 as construction began. Upon completion of construction and closing of the condominium unit sales (the project is sold out), our hotels and resorts division will share in any development profit on the project. We currently estimate that our 50% share of the development profit would be recognized late in fiscal 2006 or more likely early fiscal 2007. The division would then manage the hotel for a fee and share in any joint venture earnings on the common areas, such as the restaurants, spa and bars.

        Construction was recently completed on a company-owned hotel in downtown Chicago, Illinois that was originally expected to be a Baymont Inn & Suites. This project was not included in the sale of our limited-service lodging division and was taken over by our hotels and resorts division. Recently named the Four Points by Sheraton Chicago Downtown/Magnificent Mile, this hotel opened during the first week of June 2006 and features 226 units (including 130 suites), an indoor swimming pool and fitness center, high-tech meeting rooms, an on-site parking facility (open later in fiscal 2006) and will lease space to several area restaurants. Like most new hotels, we expect that this property will incur some additional start-up operating losses during fiscal 2006 prior to stabilizing, but given that the hotel incurred significant preopening expenses during fiscal 2005, we do not expect a significant negative impact on year-over-year comparisons.

        During the first week of our fiscal 2006 first quarter, we purchased the 220-room Wyndham Milwaukee Center hotel in the heart of Milwaukee’s theatre and financial district. The hotel features 12,000 square feet of meeting space, on-site parking, a restaurant and two lounges and complements our other two downtown Milwaukee, Wisconsin hotels. We currently anticipate a major renovation of this property during fiscal 2006, which may have some negative impact on this hotel’s operating results during the year due to the impact of selected functional areas taken out of service during the renovation .

        During fiscal 2004, we announced our participation in a joint venture to restore and then manage the Skirvin Hotel in Oklahoma City, the oldest existing hotel in Oklahoma. After several delays in this public-private project, we now expect renovation of this historic hotel to begin later in fiscal 2006 and to be completed during our fiscal 2007. When completed, this hotel is expected to have 225 rooms and 25,000 square feet of meeting space. Under the currently proposed structure for this project, we will be the principal equity partner in this venture and, as a result, we anticipate including the results from this operation in our consolidated operating results. The project includes various tax credits and we currently expect to benefit from federal historic tax credits associated with the renovation during fiscal 2007. We do not expect this project to have a significant impact on fiscal 2006 operating results.

        We continue to endeavor to maintain our properties consistent with our traditional high standards, making the investments necessary to improve operating results in the future. In addition to normal maintenance projects at all of our properties, several significant improvements were made to our Grand Geneva Resort & Spa during fiscal 2005, including a renovation of its lobby, front entrance and restaurants. We are currently considering several additional projects at the Grand Geneva and at our Pfister Hotel during fiscal 2006 in order to further enhance the value of those properties. As noted in the Current Plans section of this discussion, we also continue to explore several new growth opportunities, with a focus on expanding our hotel management business. We recently expanded our internal development team in order to help facilitate our future growth.

Fiscal 2004 versus Fiscal 2003

        Division revenues and operating income increased during fiscal 2004 compared to the prior year due to the continued improvement from our newest hotels (the Hotel Phillips in Kansas City, Missouri, the Hilton Madison at Monona Terrace and our Timber Ridge Lodge management contract) and improved results from our group-oriented hotels and resorts. In addition, fiscal 2004 revenues benefited from increased food and beverage revenues, which was at least partially attributable to the successful introduction of our “chop house” restaurant concept at our Madison and Kansas City hotels. Conversely, reduced revenues at our Marcus Vacation Club timeshare development (negatively impacted by reduced tour flow as a result of the new “no-call” laws) negatively impacted the division’s overall operating results. Excluding timeshare revenues, which decreased from $7.4 million during fiscal 2003 to $5.7 million during the current year, total revenues from this division increased 8.4% during fiscal 2004 compared to the prior year. Fiscal 2004 comparisons to the prior year were also unfavorably impacted by approximately $300,000 of preopening expenses related to the new restaurant concepts and by the fact that the division’s fiscal 2003 operating results included approximately $700,000 of favorable real estate tax adjustments, the result of reductions in our tax assessments in the wake of September 11 and the subsequent impact it had on our industry.

        The division’s total RevPAR for company-owned properties increased 7.6% during fiscal 2004 compared to the prior year, excluding the discontinued Miramonte Resort. According to data received from Smith Travel Research, comparable upper upscale hotels experienced an increase in RevPAR of 4.1% during our fiscal 2004. Our hotels and resorts have generally performed at or better than others in our segment of the industry, likely due at least partially to our property and location mix. Our occupancy percentage increased 3.0 percentage points and our ADR also increased 0.7% during fiscal 2004 compared to fiscal 2003.

        During fiscal 2004, we contributed an initial $3.5 million to the previously mentioned Las Vegas joint venture, representing our 50% share of the land acquisition costs and estimated initial pre-development costs. The initial sales phase of the project began in February 2004 with the opening of a sales center and model unit, along with an aggressive marketing program targeting both U.S. and international markets. Our hotels and resorts division operating income was negatively impacted by approximately $400,000 during fiscal 2004, representing our share of the sales and marketing expenses related to this phase of the project.

Discontinued Operations

        On September 3, 2004, we sold substantially all of the assets of our limited-service lodging division to La Quinta Corporation of Dallas, Texas for a total purchase price of approximately $415 million in cash. La Quinta purchased our Baymont Inns & Suites, Woodfield Suites and Budgetel Inns brands, substantially all of the division’s real estate and related assets and assumed the operation of 90 company-owned and operated Baymont Inns & Suites, seven Woodfield Suites, one Budgetel Inn and the 87-unit Baymont franchise system (including four joint venture Baymont Inns & Suites that were excluded from the transaction and became franchisees). The total purchase price noted above includes approximately $19 million of proceeds related to the sale of four joint venture properties to LaQuinta. Our net proceeds as of the end of fiscal 2005, before the payment of income taxes resulting from the gain on sale, were $365.4 million, net of transaction costs and excluding approximately $22 million in proceeds held in escrow pending completion of certain customary transfer requirements on six remaining locations. The net proceeds amount above excludes $10.5 million of proceeds related to the sale of a joint venture property to a third party. The assets sold to-date consist primarily of land, buildings and equipment with a net book value of approximately $242 million. As a result, we reported an after-tax gain on sale of discontinued operations of $74.7 million during fiscal 2005. Upon completion of the transfer requirements associated with the $22 million in funds currently held in escrow, assets with a net book value of approximately $12 million will be sold and we would expect to report additional after-tax gains on sale of approximately $6 million in future periods.

        We have accounted for the results of our limited-service lodging division as discontinued operations in our consolidated financial statements for fiscal 2005 and have restated prior year results to conform with the current year presentation. The following table sets forth revenues, operating income and income from discontinued operations, net of applicable taxes, for our limited-service lodging division for the last three fiscal years (in millions, except for variance percentage):

			Change F05 v. F04			Change F04 v. F03
	2005	2004	Amt.	Pct.	2003	Amt.	Pct.
	(in millions, except percentages)
Revenues	$43.0	$127.8	$(84.8)	-66.4%	$126.6	$1.2	0.9%
Operating income	5.2	13.9	(8.7)	-62.4%	11.6	2.3	20.4%
Income from
discontinued operations	3.0	7.9	(4.9)	-62.0%	5.1	2.8	55.7%
(net of income taxes)

        Operating results of the limited-service lodging division for fiscal 2005 include 14 weeks of operation prior to completion of the sale. Results reported subsequent to September 3, 2004 include various remaining costs associated with the limited-service lodging division, as well as results from four of our joint venture Baymont Inns & Suites that were excluded from the transaction and began operating as Baymont franchises. As noted earlier, one of the original four joint venture properties excluded from the sale to LaQuinta was sold early in our fiscal 2005 third quarter and we are exploring opportunities to sell the remaining three properties. The limited-service lodging division’s operating income and income from discontinued operations, net of applicable taxes, during fiscal 2005 included various costs associated with exiting the business, including approximately $1.8 million of severance-related costs.

        On December 1, 2004, we sold the Miramonte Resort for $28.7 million in cash, before transaction costs. The assets sold consisted primarily of land, building and equipment. As a result of this transaction, we reported a gain of $5.9 million before tax and $3.6 million after tax during fiscal 2005.

        We have accounted for the results of the Miramonte Resort, which had previously been included in our hotels and resorts segment results, as discontinued operations in our consolidated financial statements for fiscal 2005 and have restated prior year results to conform with the current year presentation. The following table sets forth revenues, operating loss and loss from discontinued operations, net of applicable taxes, for the Miramonte Resort for the last three fiscal years (in millions, except for variance percentage):

			Change F05 v. F04			Change F04 v. F03
	2005	2004	Amt.	Pct.	2003	Amt.	Pct.
	(in millions, except percentages)
Revenues	$3.4	$6.5	$(3.1)	-47.1%	$7.5	$(1.0)	-13.3%
Operating loss	(2.2)	(2.8)	0.6	22.9%	(1.3)	(1.5)	-114.1%
Loss from
discontinued operations	(1.3)	(1.7)	0.4	23.0%	(0.8)	(0.9)	-113.3%
(net of income taxes)

        Operating results for the Miramonte Resort for fiscal 2005 include almost 27 weeks of operation prior to completion of the sale, generally during the slowest seasons (summer and fall) for that property. Operating results for the period the hotel was open during fiscal 2005 benefited from increased revenues as a result of a recently opened spa. Fiscal 2004 operating results were negatively impacted by construction delays on the aforementioned spa.

        On May 24, 2001, we sold our 30 KFC and KFC/Taco Bell 2-in-1 restaurants. The asset purchase agreement with the buyer provided for a potential additional future purchase price payment if certain performance conditions were met. During the first quarter of fiscal 2003, the buyer elected to terminate this provision of the agreement by paying us an additional $2.1 million. As a result, an additional gain on sale of discontinued operations, net of tax, of approximately $1.3 million, or $.04 per share, is included in our reported results for fiscal 2003.

Financial Condition

Liquidity and Capital Resources

        Our movie theatre and hotels and resorts businesses each generate significant and relatively consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, together with the funds from our sale of the limited-service lodging division, as well as the availability of $125 million of unused credit lines at fiscal 2005 year-end, should be adequate to support the ongoing operational liquidity needs of our businesses.

        Net cash used in operating activities totaled $13.0 million during fiscal 2005, a decrease of $105.2 million, or 114.1%, compared to net cash provided by operating activities of $92.2 million during fiscal 2004. The decrease was due primarily to $75.7 million in income taxes, including a reduction in deferred income taxes, related principally to the gain on sale of discontinued operations as well as the collection of a large note receivable in fiscal 2004, resulting in an unfavorable comparison in collections of accounts and notes receivable.

        Net cash provided by investing activities during fiscal 2005 totaled $302.4 million, compared to net cash used in investing activities of $46.7 million during fiscal 2004. Our fiscal 2005 results include $365.4 million of net proceeds from the disposal of our limited-service lodging division. In addition, fiscal 2005 results include $28.5 million of net proceeds from the sale of the Miramonte Resort, all of which was invested with intermediaries to facilitate potential tax deferral opportunities. The cash held by intermediaries was released shortly after year-end, a portion of which was used to purchase the Wyndham Milwaukee Center hotel. Cash proceeds from the disposals of other property and equipment totaled $4.2 million and $8.8 million during fiscal 2005 and 2004, respectively. The cash proceeds received during fiscal 2005 were primarily the result of our sale of two outlots on existing theatre land parcels, a four-screen theatre and an excess land parcel. The cash proceeds received during fiscal 2004 were primarily the result of our sale of a theatre and six excess parcels of land.

        Total capital expenditures (including normal continuing capital maintenance projects) of $63.4 million and $50.9 million were incurred in fiscal 2005 and 2004, respectively. We incurred $35.9 million of capital expenditures during fiscal 2005 in our theatre division to fund one new theatre, multiple screen additions, Project 2010 renovation costs, a parking structure at one of our Chicago-area theatres and four land parcels for future theatre development, as well as ongoing maintenance capital projects. In addition, we incurred $21.5 million of capital expenditures during fiscal 2005 in our hotels and resorts division to fund construction of the downtown Chicago hotel, renovations at our Grand Geneva Resort & Spa and various other ongoing maintenance projects. Also included in our capital expenditure totals for fiscal 2005 are $4.1 million of expenditures in our former limited-service lodging division incurred prior to the sale related to previously committed capital projects. In addition to capital expenditures, we also incurred $4.3 million and $4.5 million, respectively, during fiscal 2005 and 2004 on the purchase of interests in joint ventures, including our interest in the Las Vegas project for our hotels and resorts division and our interest in a theatre advertising company for our theatre division. During fiscal 2004, we incurred $24.5 million of capital expenditures for discontinued limited-service lodging division and Miramonte Resort projects, $15.1 million for hotels and resorts division projects (including the downtown Chicago project) and $11.0 million for theatre division projects.

        Pending a decision regarding the use of the proceeds from the sale of the limited-service lodging division, total capital expenditures in fiscal 2006 are currently expected to be as high as $80 to $100 million and are expected to be funded by cash generated from operations and existing cash balances, including proceeds from the sale of the Miramonte Resort, which were used to purchase the Wyndham Milwaukee Center. Excluding the purchase and renovation of the Wyndham Milwaukee Center hotel, we currently expect the remaining capital to be divided approximately equally across our theatre and hotels and resorts divisions and will likely include selected theatre screen additions and potential new locations, potential strategic equity investments in hotel projects and maintenance and project capital.

        Net cash used in financing activities in fiscal 2005 totaled $40.0 million, compared to $42.0 million in fiscal 2004. During fiscal 2005, we received $13.6 million of net proceeds from the issuance of notes payable and long-term debt, compared to $10.8 million during fiscal 2004. The proceeds during both fiscal years were from mortgage debt related to the Chicago development. We made total principal payments on notes payable and long-term debt of $53.7 million and $49.3 million during fiscal 2005 and 2004, respectively, representing the payment of current maturities and payment of borrowings on commercial paper and revolving credit facilities with the excess operating cash flow and sales proceeds available. As a result, our total debt (including current maturities) decreased to $196.7 million at the close of fiscal 2005, compared to $233.0 million at the end of fiscal 2004. Our debt-capitalization ratio was 0.28 at May 26, 2005, compared to 0.37 at the prior fiscal year end. Based upon our current expectations for fiscal 2006 capital expenditure levels and potential asset sales proceeds, including the remaining escrowed net proceeds from the sale of the limited-service lodging division, we anticipate our long-term debt total will again decrease during fiscal 2006 by the amount of scheduled current maturities at year-end (approximately $26 million) and that our debt-capitalization ratio will remain significantly below historical levels. Our actual long-term debt total and debt-capitalization ratio at the end of fiscal 2006 will be dependent upon our decisions regarding the use of the Baymont sale proceeds.

        During fiscal 2005, we repurchased 28,000 of our common shares for approximately $518,000 in conjunction with the exercise of stock options, compared to 34,000 of common shares repurchased for approximately $512,000 during fiscal 2004. Through May 26, 2005, our Board of Directors has authorized the repurchase of up to 4.7 million shares of our outstanding Common Stock. As of May 26, 2005, approximately 1.9 million shares remained available under these authorizations for repurchase. Any such repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

Contractual Obligations

        We have obligations and commitments to make future payments under debt and operating leases. The following schedule details these obligations at May 26, 2005 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$196,653	$25,765	$82,549	$45,975	$42,364
Notes payable	1,774	1,774	--	--	--
Operating lease obligations	40,683	2,734	5,192	5,044	27,713
Construction commitments	6,289	6,289	--	--	--

Total contractual obligations	$245,399	$36,562	$87,741	$51,019	$70,077

        Additional detail describing our long-term debt is included in Note 4 to our consolidated financial statements.

        As of May 26, 2005, we had no additional material purchase obligations other than those created in the ordinary course of business related to property and equipment, which generally have terms of less than 90 days. We also have long-term obligations related to our employee benefit plans, which are discussed in detail in Note 6 of our consolidated financial statements.

        We guarantee debt of our 50% unconsolidated joint ventures and other entities. Our joint venture partners also guarantee all or a portion of this same debt. During fiscal 2004, we paid $930,000 in connection with our guarantee of debt on a joint venture that was liquidated. The following schedule details our guarantee obligations at May 26, 2005 (in thousands):

	Expiration by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Guarantee obligations	$5,261	$187	$1,866	$3,208	--

Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk related to changes in interest rates and we manage our exposure to this market risk by monitoring available financing alternatives.

        Variable interest rate debt outstanding as of May 26, 2005 was $21.9 million, carried an average interest rate of 5.3% and represented 11.1% of our total debt portfolio. Our earnings are affected by changes in short-term interest rates as a result of our borrowings under our revolving credit agreements, floating-rate mortgages, industrial development revenue bonds and unsecured term notes.

        Fixed interest rate debt totaled $174.8 million as of May 26, 2005, carried an average interest rate of 7.31% and represented 88.9% of our total debt portfolio. Fixed interest rate debt included the following: senior notes bearing interest monthly at 10.22%, maturing in 2005; senior notes bearing interest semiannually at fixed rates ranging from 6.66% to 7.93%, maturing in 2008 through 2014; and fixed rate mortgages and other debt instruments bearing interest from 6.50% to 8.22%, maturing in 2009 through 2014. The fair value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of our $172.7 million of senior notes is approximately $183.8 million. Based upon the respective rates and prepayment provisions of our remaining fixed interest rate senior notes and mortgages at May 26, 2005, the carrying amounts of such debt approximates fair value.

        The variable interest rate debt and fixed interest rate debt outstanding as of May 26, 2005 matures as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Variable interest rate	$321	$21,582	$--	$--	$--	$--	$21,903
Fixed interest rate	25,444	28,700	32,267	31,738	14,237	42,364	174,750

Total debt	$25,765	$50,282	$32,267	$31,738	$14,237	$42,364	$196,653

        We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreements are recorded as adjustments to interest expense. We had no outstanding interest rate swap agreements at May 26, 2005. On May 3, 2002, we terminated a swap agreement that had effectively converted $25 million of our borrowings under revolving credit agreements from floating-rate debt to fixed-rate debt. The fair value of the swap on the date of the termination resulted in a liability of $2.8 million. The remaining loss in other comprehensive income at May 26, 2005 of $184,000 ($111,000 net of tax) will be reclassified into earnings as interest expense through November 15, 2005, the remaining life of the original hedge, as interest payments affect earnings.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

•	We review long-lived assets, including fixed assets, goodwill, investments in joint ventures and receivables from joint ventures, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. In assessing the recoverability of these assets, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to factors such as economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. During fiscal 2003, we recorded a before-tax reserve for bad debts on receivables from joint ventures of $2.0 million and a before-tax impairment charge of $600,000 on investments in joint ventures. These charges are included in income from discontinued operations in conjunction with our current financial statement presentation.

•	We sponsor an unfunded nonqualified defined-benefit pension plan covering certain employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate and rate of future compensation increases as determined by us, within certain guidelines. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may impact the amount of pension expense recorded by us.

•	We maintain insurance coverage for workers compensation and general liability claims utilizing a retroactive insurance policy. Under this policy, we are responsible for all claims up to our stop loss limitations of $250,000 to $350,000, depending upon the specific policy and policy year. It is not uncommon for insurance claims of this type to be filed months or even years after the initial incident may have occurred. It also can take many months or years before some claims are settled. As a result, we must estimate our potential self-insurance liability based upon several factors, including historical trends, our knowledge of the individual claims and likelihood of success, and our insurance carrier’s judgment regarding the reserves necessary for individual claims. Actual claim settlements may differ from our estimates.

•	We offer health insurance coverage to our associates under a variety of different fully-insured HMO’s and self-insured fee-for-service plans. Under the fee-for-service plans, we are responsible for all claims up to our stop loss limitation of $100,000. Our health insurance plans are set up on a calendar year basis. As a result, we must estimate our potential health self-insurance liability based upon several factors, including historical trends, our knowledge of the potential impact of changes in plan structure and our judgment regarding the portion of the total cost of claims that will be shared with associates. Actual differences in any of these factors may impact the amount of health insurance expense recorded by us.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

        The information required by this item is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” above.

Item 8.     Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of May 26, 2005. The Company’s auditors, Ernst & Young, LLP, have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That attestation report is set forth immediately following this report.

Stephen H. Marcus	Douglas A. Neis
Chairman of the Board, President and Chief	Chief Financial Officer and Treasurer
Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
  of the Marcus Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Marcus Corporation (the Company) maintained effective internal control over financial reporting as of May 26, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of May 26, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 26, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Marcus Corporation as of May 26, 2005 and May 27, 2004, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended May 26, 2005 and our report dated August 5, 2005 expressed an unqualified opinion thereon.

Milwaukee, Wisconsin
August 5, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
  of The Marcus Corporation

We have audited the accompanying consolidated balance sheets of The Marcus Corporation (the Company) as of May 26, 2005 and May 27, 2004, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended May 26, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at May 26, 2005 and May 27, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 26, 2005, in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of May 26, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 5, 2005 expressed an unqualified opinion thereon.

Milwaukee, Wisconsin
August 5, 2005

THE MARCUS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	May 26, 2005	May 27, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$259,057	$9,439
Cash held by intermediaries	28,552	--
Accounts and notes receivable, net of reserves (Note 3)	8,911	7,742
Receivables from joint ventures, net of reserves (Note 9)	2,704	2,666
Refundable income taxes	871	--
Deferred income taxes (Note 7)	5,464	4,593
Real estate and development costs	4,985	6,438
Other current assets	4,856	5,677
Assets of discontinued operations (Note 2)	16,700	290,372

Total current assets	332,100	326,927
PROPERTY AND EQUIPMENT, net (Note 3)	399,923	373,617
OTHER ASSETS:
Investments in joint ventures (Note 9)	6,658	4,300
Goodwill	11,196	11,222
Other (Note 3)	37,622	33,745

Total other assets	55,476	49,267

Total assets	$787,499	$749,811

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable (Note 9)	$1,774	$2,066
Accounts payable	16,011	14,819
Income taxes	--	1,311
Taxes other than income taxes	8,507	8,113
Accrued compensation	6,191	5,934
Other accrued liabilities (Note 3)	11,925	12,122
Current maturities of long-term debt (Note 4)	25,765	25,738
Liabilities of discontinued operations (Note 2)	9,514	40,658

Total current liabilities	79,687	110,761
LONG-TERM DEBT (Note 4)	170,888	207,282
DEFERRED INCOME TAXES (Note 7)	26,614	22,666
DEFERRED COMPENSATION AND OTHER (Note 6)	16,649	15,379
COMMITMENTS, LICENSE RIGHTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY (Note 5):
Preferred Stock, $1 par; authorized 1,000,000 shares; none	--	--
issued
Common Stock:
Common Stock, $1 par; authorized 50,000,000 shares; issued
22,099,042 shares in 2005 and 21,865,853 shares in 2004	22,099	21,866
Class B Common Stock, $1 par; authorized 33,000,000
shares; issued and outstanding 9,090,471 shares in 2005
and 9,323,660 shares in 2004	9,091	9,324
Capital in excess of par	45,481	42,952
Retained earnings	425,941	333,171
Accumulated other comprehensive loss	(532)	(289)

	502,080	407,024
Less unearned compensation on Restricted Stock	(413)	(630)
Less cost of Common Stock in treasury (857,088 shares in 2005 and
1,356,620 shares in 2004	(8,006)	(12,671)

Total shareholders' equity	493,661	393,723

Total liabilities and shareholders' equity	$787,499	$749,811

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Year ended
	May 26, 2005	May 27, 2004	May 29, 2003
REVENUES:
Rooms and telephone	$56,778	$55,095	$51,614
Theatre admissions	96,157	101,144	98,811
Theatre concessions	45,785	46,696	45,590
Food and beverage	36,576	34,940	31,607
Other revenues	37,411	37,056	35,192

Total revenues	272,707	274,931	262,814
COSTS AND EXPENSES:
Rooms and telephone	22,726	21,694	20,863
Theatre operations	75,560	77,944	76,371
Theatre concessions	9,896	10,209	10,198
Food and beverage	28,640	27,046	24,561
Advertising and marketing	15,811	15,653	14,759
Administrative	26,644	24,662	22,456
Depreciation and amortization	24,595	24,948	25,082
Rent (Note 8)	1,989	1,845	1,905
Property taxes	8,158	7,984	7,785
Preopening expenses	816	173	60
Other operating expenses	20,393	20,449	19,646

Total costs and expenses	235,228	232,607	223,686

OPERATING INCOME	37,479	42,324	39,128
OTHER INCOME (EXPENSE):
Investment income	5,960	1,787	2,390
Interest expense	(14,874)	(16,529)	(19,191)
Gain on disposition of property and equipment	2,195	2,778	2,398

	(6,719)	(11,964)	(14,403)

EARNINGS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	30,760	30,360	24,725
INCOME TAXES (Note 7)	11,522	11,894	9,664

EARNINGS FROM CONTINUING OPERATIONS	19,238	18,466	15,061

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (continued)
(in thousands, except per share data)

	Year ended
	May 26, 2005	May 27, 2004	May 29, 2003
DISCONTINUED OPERATIONS (Note 2):
Income from discontinued operations, net of
income taxes of $1,079, $3,957 and $2,725 in
2005, 2004 and 2003, respectively	$1,662	$6,145	$4,246
Gain on sale of discontinued operations, net of
income taxes of $50,856 in 2005 and $801 in
2003	78,321	--	1,249

EARNINGS FROM DISCONTINUED OPERATIONS	79,983	6,145	5,495

NET EARNINGS	$99,221	$24,611	$20,556

EARNINGS PER COMMON SHARE - BASIC:
Continuing operations	$0.64	$0.62	$0.51
Discontinued operations	2.65	0.21	0.19

Net earnings per share	$3.29	$0.83	$0.70

EARNINGS PER COMMON SHARE - DILUTED:
Continuing operations	$0.63	$0.62	$0.51
Discontinued operations	2.62	0.20	0.19

Net earnings per share	$3.25	$0.82	$0.70

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation on Restricted Stock	Treasury Stock	Total
BALANCES AT MAY 30, 2002	$21,584	$9,606	$41,523	$300,623	$(1,866)	$--	$(17,402)	$354,068
Cash dividends:
$.20 per share Class B Common Stock	--	--	--	(1,905)	--	--	--	(1,905)
$.22 per share Common Stock	--	--	--	(4,371)	--	--	--	(4,371)
Exercise of stock options	--	--	(59)	--	--	--	1,408	1,349
Purchase of treasury stock	--	--	--	--	--	--	(386)	(386)
Savings and profit-sharing contribution	--	--	208	--	--	--	446	654
Reissuance of treasury stock	--	--	79	--	--	--	171	250
Conversions of Class B Common Stock	100	(100)	--	--	--	--	--	--
Components of comprehensive income:	--	--	--	--	--	--	--	--
Net earnings	--	--	--	20,556	--	--	--	20,556
Change in unrealized loss on available
for sale investments, net of tax	--	--	--	--	179	--	--	179
effect of $118
Amortization of loss on swap
agreement, net of tax effect of $471	--	--	--	--	706	--	--	706
(Note 4)
Minimum pension liability, net of tax
benefit of $787	--	--	--	--	(1,200)	--	--	(1,200)

Total comprehensive income								20,241

BALANCES AT MAY 29, 2003	21,684	9,506	41,751	314,903	(2,181)	--	(15,763)	369,900
Cash dividends:
$.20 per share Class B Common Stock	--	--	--	(1,875)	--	--	--	(1,875)
$.22 per share Common Stock	--	--	--	(4,468)	--	--	--	(4,468)
Exercise of stock options	--	--	537	--	--	--	2,597	3,134
Purchase of treasury stock	--	--	--	--	--	--	(512)	(512)
Savings and profit-sharing contribution	--	--	302	--	--	--	390	692
Reissuance of treasury stock	--	--	99	--	--	--	149	248
Issuance of Restricted Stock	--	--	263	--	--	(731)	468	--
Amortization of unearned compensation on
restricted stock	--	--	--	--	--	101	--	101
Conversions of Class B Common Stock	182	(182)	--	--	--	--	--	--
Components of comprehensive income:	--	--
Net earnings	--	--	--	24,611	--	--	--	24,611
Change in unrealized gain on available
for sale investments, net of tax effect	--	--	--	--	151	--	--	151
of $101
Amortization of loss on swap
agreement, net of tax effect of $269	--	--	--	--	402	--	--	402
(Note 4)
Minimum pension liability, net of tax
effect of $880	--	--	--	--	1,339	--	--	1,339

Total comprehensive income								26,503

BALANCES AT MAY 27, 2004	21,866	9,324	42,952	333,171	(289)	(630)	(12,671)	393,723
Cash dividends:
$.20 per share Class B Common Stock	--	--	--	(1,831)	--	--	--	(1,831)
$.22 per share Common Stock	--	--	--	(4,620)	--	--	--	(4,620)
Exercise of stock options	--	--	1,885	--	--	--	4,845	6,730
Purchase of treasury stock	--	--	--	--	--	--	(518)	(518)
Savings and profit-sharing contribution	--	--	338	--	--	--	221	559
Reissuance of treasury stock	--	--	134	--	--	--	113	247
Issuance of Restricted Stock	--	--	98	--	--	--	75	173
Amortization of unearned compensation on
Restricted Stock	--	--	--	--	--	107	--	107
Cancellation of Restricted Stock	--	--	(39)	--	--	110	(71)	--
Acceleration of stock option vesting period	--	--	113	--	--	--	--	113
Conversions of Class B Common Stock	233	(233)	--	--	--	--	--	--
Components of comprehensive income:
Net earnings	--	--	--	99,221	--	--	--	99,221
Change in unrealized gain on available
for sale investments, net of tax
effect of $80	--	--	--	--	(121)	--	--	(121)
Amortization of loss on swap
agreement, net of tax effect of $173
(Note 4)	--	--	--	--	259	--	--	259
Minimum pension liability, net of tax
benefit of $250	--	--	--	--	(381)	--	--	(381)

Total comprehensive income								98,978

BALANCES AT MAY 26, 2005	$22,099	$9,091	$45,481	$425,941	$(532)	$(413)	$(8,006)	$493,661

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended
	May 26, 2005	May 27, 2004	May 29, 2003
OPERATING ACTIVITIES
Net earnings	$99,221	$24,611	$20,556
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures	1,566	755	1,795
Gain on disposition of property, equipment and other	(2,113)	(2,174)	(4,161)
assets
Gain on sale of limited-service lodging division	(123,283)	--	--
Gain on sale of Miramonte Resort	(5,894)	--	--
Distributions from joint ventures	6,638	296	1,434
Amortization of loss on swap agreement	432	671	1,177
Amortization of unearned compensation on Restricted Stock	107	101	--
Depreciation and amortization	28,402	46,036	45,365
Deferred income taxes	(15,159)	1,252	460
Deferred compensation and other	663	1,423	3,513
Contribution of the Company's stock to savings and
profit-sharing plan	559	692	654
Loss on available for sale securities	--	--	494
Changes in operating assets and liabilities:
Accounts and notes receivable	1,555	13,756	(2,577)
Real estate and development costs	1,453	(1,100)	(2,806)
Other current assets	707	(557)	(1,259)
Accounts payable	(1,324)	(3,207)	3,512
Income taxes	(4,092)	4,344	2,892
Taxes other than income taxes	(1,254)	35	(265)
Accrued compensation	(1,996)	1,517	542
Other accrued liabilities	820	3,796	(252)

Total adjustments	(112,213)	67,636	50,518

Net cash provided by (used in) operating activities	(12,992)	92,247	71,074
INVESTING ACTIVITIES
Capital expenditures	(63,431)	(50,915)	(26,004)
Net proceeds from disposals of property, equipment and other assets	4,154	8,751	11,752
Net proceeds from sale of limited-service lodging division	365,447	--	--
Net proceeds from sale of Miramonte Resort	28,503	--	--
Proceeds from sale of discontinued operations held by intermediaries	(28,552)	--	--
Decrease (increase) in other assets	446	798	(2,509)
Purchase of interest in joint ventures	(4,276)	(4,500)	(649)
Payment on joint venture debt guarantee	--	(930)	--
Cash received from (advanced to) joint ventures	145	102	(1,819)

Net cash provided by (used in) investing activities	302,436	(46,694)	(19,229)
FINANCING ACTIVITIES
Debt transactions:
Net proceeds from issuance of notes payable and long-term debt	13,550	10,840	551
Principal payments on notes payable and long-term debt	(53,746)	(49,330)	(46,908)
Equity transactions:
Treasury stock transactions, except for stock options	(98)	(264)	(136)
Exercise of stock options	6,730	3,134	1,349
Dividends paid	(6,451)	(6,343)	(6,276)

Net cash used in financing activities	(40,015)	(41,963)	(51,420)

Net increase in cash and cash equivalents	249,429	3,590	425
Cash and cash equivalents at beginning of year	9,629	6,039	5,614

Cash and cash equivalents at end of year	$259,058 *	$9,629 **	$6,039 ***

*Includes $1 of cash included in assets of discontinued operations
**Includes $190 of cash included in assets of discontinued operations
***Includes $351 of cash included in assets of discontinued operations

See accompanying notes.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 26, 2005

1. Description of Business and Summary of Significant Accounting Policies

Description of Business – The Marcus Corporation and its subsidiaries (the Company) operate principally in two business segments:

Theatres: Operates multiscreen motion picture theatres in Wisconsin, Illinois, Ohio and Minnesota and a family entertainment center in Wisconsin.

Hotels and Resorts: Owns and operates full service hotels and resorts in Wisconsin and Missouri, manages full service hotels in Wisconsin, Minnesota, Texas and California and operates a vacation ownership development in Wisconsin.

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

Fiscal Year – The Company reports on a 52/53-week year ending the last Thursday of May. All segments had a 52-week year in fiscal 2005, 2004 and 2003.

Use of Estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents – The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Financial Instruments – The carrying value of the Company’s financial instruments (including cash and cash equivalents, cash held by intermediaries, accounts receivable, notes receivable, investments and accounts and notes payable) approximates fair value. The fair value of the Company’s $172,685,000 of senior notes is approximately $183,839,000 at May 26, 2005, determined based upon current market interest rates for financial instruments with a similar average remaining life. The carrying amounts of the Company’s remaining long-term debt based on the respective rates and prepayment provisions of the senior notes due May 31, 2005, approximate their fair value.

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. For the purpose of determining fair value, defined as the amount at which an asset or group of assets could be bought or sold in a current transaction between willing parties, the Company utilizes currently available market valuations of similar assets in its respective industries, often expressed as a given multiple of operating cash flow. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of May 26, 2005, May 27, 2004, and May 29, 2003, and determined that there was no significant impact on the Company’s results of operations, other than the joint venture investment charge during fiscal 2003 described in Note 9.

Intangible Assets – The Company reviews goodwill and other intangible assets for impairment annually, or more frequently if certain indicators arise. The Company performed an annual impairment test as of the Company’s year-end date in fiscal 2005, 2004, and 2003 and deemed that no impairment loss was necessary. The Company’s goodwill relates to its Theatres segment and represents the excess of the acquisition cost over the fair value of the assets acquired.

Capitalization of Interest – The Company capitalizes interest during construction periods by adding such interest to the cost of property and equipment. Interest of approximately $835,000, $296,000 and $91,000 was capitalized in fiscal 2005, 2004 and 2003, respectively.

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

Revenue Recognition – The Company recognizes revenue from its rooms as earned on the close of business each day. Revenues from theatre admissions, concessions and food and beverage sales are recognized at the time of sale. Revenues from advanced ticket and gift certificate sales are recorded as deferred revenue and are recognized when tickets or gift certificates are used.

The following are included in other revenues:

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

Depreciation and Amortization – Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the following estimated useful lives or any related lease terms:

Years
Land improvements	15 - 39
Buildings and improvements	25 - 39
Leasehold improvements	3 - 39
Furniture, fixtures and equipment	3 - 20

Preopening Expenses – Costs incurred prior to opening new or remodeled facilities are expensed as incurred.

Earnings Per Share (EPS) – Basic (EPS) is computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and non-vested restricted stock using the treasury method.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

The following table illustrates the computation of basic and diluted earnings per share for earnings from continuing operations and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	May 26, 2005	May 27, 2004	May 29, 2003
	(in thousands, except per share data)
Numerator:
Earnings from continuing operations	$19,238	$18,466	$15,061

Denominator:
Denominator for basic EPS	30,120	29,630	29,388
Effect of dilutive employee stock options and
non-vested restricted stock	406	220	161

Denominator for diluted EPS	30,526	29,850	29,549

Earnings per share from continuing operations:
Basic	$0.64	$0.62	$0.51
Diluted	$0.63	$0.62	$0.51

Options to purchase 4,500 shares, 280,701 shares and 627,926 shares of common stock at prices ranging from $22.38 to $23.16, $16.07 to $18.13 per share and $14.25 to $18.13 per share were outstanding at May 26, 2005, May 27, 2004 and May 29, 2003, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares, and, therefore, the effect would be antidilutive.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	May 26, 2005	May 27, 2004
	(in thousands)
Unrealized gain on available for sale investments	$30	$151
Unrecognized loss on interest rate swap agreement	(111)	(370)
Minimum pension liability	(451)	(70)

	$(532)	$(289)

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

Pro forma information regarding net earnings and earnings per share required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 3.5%, 3.3% and 2.5% for fiscal 2005, 2004 and 2003, respectively; a dividend yield of 1.2%, 1.5% and 1.6% for fiscal 2005, 2004 and 2003, respectively; volatility factors of the expected market price of the Company’s Common Stock of 43% for fiscal 2005, and 45% for fiscal 2004 and 2003; and an expected life of the option of approximately five years in fiscal 2005 and 2004 and six years in fiscal 2003.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the Company’s pro forma earnings and earnings per share would have been as follows:

	Year ended
	May 26, 2005	May 27, 2004	May 29, 2003
	(in thousands, except per share data)
Net earnings, as reported	$99,221	$24,611	$20,556
Deduct: incremental stock-based employee
compensation expense determined under the
fair value method for all option awards, net
of related tax effects	(949)	(1,071)	(1,189)

Pro forma net earnings	$98,272	$23,540	$19,367

Earnings per share:
Basic - as reported	$3.29	$0.83	$0.70
Basic - pro forma	$3.26	$0.79	$0.66
Diluted - as reported	$3.25	$0.82	$0.70
Diluted - pro forma	$3.22	$0.79	$0.66

New Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), “Shared-Based Payment,” which changed the accounting rules relating to equity compensation programs. Effective for fiscal years beginning after June 15, 2005, companies that award share-based payments to employees, including stock options, must begin to recognize the expense of these awards in the financial statements at the time the employee receives the award based on a fair value measurement method. As allowed by SFAS 123, the Company has elected to follow APB No. 25 (which uses an intrinsic value measurement method) in accounting for its employee stock options until the effective date of SFAS 123(R).

Under APB No. 25’s intrinsic value method, no compensation cost for the Company’s employee stock options is recognized. Accordingly, the adoption of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations in fiscal 2007, although it will not have an impact on the Company’s overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share based payments granted in the future. However, it is believed that had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net earnings and earnings per share in the discussion of “Stock-Based Compensation” above.

In December 2004, the FASB issued SFAS 152, “Accounting for Real Estate Time–Sharing Transactions.” SFAS 152 was issued to address the diversity in practice caused by a lack of guidance specific to real estate time-sharing transactions. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect the statement to have a material impact on its consolidated financial position, results of operations or cash flows.

Reclassifications – Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Discontinued Operations

On September 3, 2004, the Company sold substantially all of the assets of its limited-service lodging division for a total purchase price of $414,900,000 in cash. The purchase price includes approximately $19,000,000 of proceeds related to the sale of four joint venture properties in the transaction. Net proceeds related to the Company to-date from the sale are $365,447,000, net of transaction costs and excluding $21,921,000 in proceeds held in escrow pending completion of certain customary transfer requirements. Net proceeds exclude $10,297,000 of proceeds related to the sale of a joint venture property sold in a subsequent transaction.

The assets sold to-date consist primarily of land, buildings and equipment with a net book value of approximately $242,164,000, including goodwill with a net book value of approximately $551,000. The result of the transaction to-date is a gain on sale of $74,747,000, which is net income of taxes $48,536,000. Upon completion of the transfer requirements associated with the $21,921,000 in escrow, net proceeds will increase and the Company anticipates reporting additional gains on the sale of approximately $6,000,000 after income taxes. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the results of operations of the limited-service lodging division have been reported as discontinued operations in the consolidated statement of earnings for all periods presented. Limited-service lodging revenues for the years ended May 26, 2005, May 27, 2004, and May 29, 2003 were $42,978,000, $127,781,000 and $126,612,000, respectively. Operating income for the years ended May 26, 2005, May 27, 2004, and May 29, 2003 was $5,241,000, $13,943,000 and $ 11,585,000, respectively.

The Company incurred approximately $1,800,000 in one-time severance related costs during fiscal 2005. Approximately $1,600,000 of these costs were paid out during the year with the remaining payments expected to be completed by the end of the first quarter of fiscal 2006. These one-time termination benefits are included in income from discontinued operations in the consolidated statement of earnings.

On December 1, 2004, the Company sold the Miramonte Resort for a total purchase price of approximately $28,700,000 in cash. Net proceeds to the Company from the sale are approximately $28,503,000, net of transaction costs, all of which was being held by intermediaries at May 26, 2005 to facilitate potential tax deferral opportunities. The assets sold consist primarily of land, building, and equipment with a net book value of approximately $22,609,000. The result of the transaction is a gain on sale of $3,574,000, which is net of income taxes of $2,320,000. In accordance with SFAS 144, the results of operations of the Miramonte, which have historically been included in the Hotels and Resorts financial results, have been reported as discontinued operations in the consolidated statement of earnings for all periods presented. Miramonte revenues for the years ended May 26, 2005, May 27, 2004, and May 29, 2003 were $3,433,000, $6,495,000, and $7,489,000, respectively. Miramote’s operating loss for the years ended May 26, 2005, May 27, 2004, and May 29, 2003 was $2,193,000, $2,843,000 and $1,328,000, respectively.

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Discontinued Operations (continued)

The components of the assets and liabilities of discontinued operations included in the consolidated balance sheets are as follows:

	May 26, 2005	May 27, 2004
	(in thousands)
Assets
Cash	$2	$190
Refundable Income taxes	2,424	139
Other current assets	444	6,210
Net property and equipment	13,693	280,862
Other assets	137	2,971

Assets of discontinued operations	$16,700	$290,372

Liabilities
Current liabilities	$3,859	$14,251
Deferred income taxes	4,319	22,547
Other long-term liabilities	1,336	3,860

Liabilities of discontinued operations	$9,514	$40,658

3. Additional Balance Sheet Information

The composition of accounts and notes receivable is as follows:

	May 26, 2005	May 27, 2004
	(in thousands)
Trade receivables, net of allowance of $156 and $127, respectively	$4,079	$3,564
Current notes receivable for interval ownership	1,352	1,146
Other receivables	3,480	3,032

	$8,911	$7,742

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Additional Balance Sheet Information (continued)

The composition of property and equipment, which is stated at cost, is as follows:

	May 26, 2005	May 27, 2004
	(in thousands)
Land and improvements	$50,595	$43,991
Buildings and improvements	344,578	328,246
Leasehold improvements	9,138	9,291
Furniture, fixtures and equipment	160,887	154,682
Construction in progress	36,820	18,814

	602,018	555,024
Less accumulated depreciation and amortization	202,095	181,407

	$399,923	$373,617

The composition of other assets is as follows:

	May 26, 2005	May 27, 2004
	(in thousands)
Favorable lease rights	$13,353	$13,353
Long-term notes receivable for interval ownership, net	5,295	6,275
Split dollar life insurance policies	4,870	4,870
Deposit on land purchase	5,662	--
Other assets	8,442	9,247

	$37,622	$33,745

The Company’s long-term notes receivable for interval ownership are net of a reserve for uncollectible amounts of $1,182,000 and $760,000 as of May 26, 2005 and May 27, 2004, respectively. The notes bear fixed-rate interest between 11.79% and 15.90% over the seven-year or ten-year terms of the loans. The weighted-average rate of interest on outstanding notes receivable for interval ownership is 15.27%. The notes are collateralized by the underlying vacation intervals.

The Company also has deferred revenue of $4,940,000 and $4,412,000, which is included in other accrued liabilities as of May 26, 2005 and May 27, 2004, respectively.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Long-Term Debt

Long-term debt is summarized as follows:

	May 26, 2005	May 27, 2004
	(in thousands, except payment data)
Mortgage notes	$22,043	$10,578
Industrial Development Revenue Bonds	--	140
Senior notes due May 31, 2005, bearing interest at 10.22%	359	4,441
Senior notes	172,685	194,243
Unsecured term note due November 1, 2014, with monthly principal
and interest payments of $51,000, bearing interest at 8.22%	1,566	--
Commercial paper	--	23,618

	196,653	233,020
Less current maturities	25,765	25,738

	$170,888	$207,282

The mortgage notes, both fixed rate and adjustable, bear interest from 5.34% to 6.50% at May 26, 2005, and mature in 2007 through 2009. The mortgage notes are secured by the related land, buildings and equipment.

The $172,685,000 of senior notes maturing in 2008 through 2014 require annual principal payments in varying installments and bear interest payable semiannually at fixed rates ranging from 6.66% to 7.93%, with a weighted-average fixed rate of 7.29% at May 26, 2005.

The Company has the ability to issue commercial paper through an agreement with two banks, up to a maximum of $65,000,000. The agreements require the Company to maintain unused bank lines of credit at least equal to the principal amount of outstanding commercial paper.

At May 26, 2005, the Company had a credit line totaling $125,000,000 in place. No borrowings are outstanding on the $125,000,000 line, which bears interest at LIBOR plus a margin which adjusts based on the Company’s borrowing levels. This agreement matures in April 2009 and requires an annual facility fee of 0.175% on the total commitment. Based on no commercial paper outstanding, availability under the line at May 26, 2005, totaled $125,000,000. The Company had the ability and intent to replace commercial paper borrowings with long-term borrowings under its credit line. Accordingly, the Company classified these borrowings at May 27, 2004 as long-term.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Long-Term Debt (continued)

Scheduled annual principal payments on long-term debt for the years subsequent to May 26, 2005, are:

Fiscal Year	(in thousands)
2006	$25,765
2007	50,282
2008	32,267
2009	31,738
2010	14,237
Thereafter	42,364

$196,653

Interest paid, net of amounts capitalized, in fiscal 2005, 2004 and 2003 totaled $14,816,000, $16,422,000 and $18,450,000, respectively.

The Company has utilized derivatives in the past principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. From June 1, 2001 to May 3, 2002, the Company had an interest rate swap agreement that was considered effective and qualified as a cash flow hedge. On May 3, 2002, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $2,791,000. In fiscal 2005, 2004 and 2003, the Company reclassified $432,000 ($259,000 net of tax), $671,000 ($402,000 net of tax), and $1,177,000 ($706,000 net of tax), respectively, from other comprehensive loss to interest expense. The remaining loss at May 26, 2005, in accumulated other comprehensive loss will be reclassified into earnings as interest expense through November 15, 2005, the remaining life of the original hedge. The Company expects to reclassify approximately $184,000 ($111,000 net of tax) of loss into earnings during fiscal 2006.

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

During fiscal 2005, the Company granted 8,000 shares of restricted stock with a fair value of $172,800 on the grant date. These shares were issued in connection with the sale of the limited-service lodging division, and therefore the related compensation expense is included in discontinued operations in fiscal 2005. In fiscal 2004, the Company granted 50,000 shares of Restricted Stock. Pursuant to the sale of the limited-service lodging division, 7,500 of these restricted stock shares were cancelled in fiscal 2005. The remaining unearned compensation of the Restricted Stock of $413,000 as of May 26, 2005 is being amortized to compensation expense over the vesting period. The Restricted Stock may not be sold, transferred, pledged or assigned, except as provided by the vesting schedule included in the Company’s equity incentive plan. The Restricted Stock cumulatively vests 25% after three years of the grant date, 50% after five years of the grant date, 75% after ten years of the grant date and 100% upon retirement.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Shareholders’ Equity (continued)

Shareholders have approved the issuance of up to 3,437,500 shares of Common Stock under various stock option plans. The options generally become exercisable 40% after two years, 60% after three years and 80% after four years. The remaining options are exercisable five years after the date of the grant. At May 26, 2005, there were 1,649,997 shares available for grants under the current plan.

A summary of the Company’s stock option activity and related information follows:

	May 26, 2005		May 27, 2004		May 29, 2003
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
	(options in thousands)
Outstanding at beginning of
year	1,746	$14.04	1,898	$13.72	1,872	$13.18
Granted	149	18.28	186	14.64	330	15.52
Exercised	(492)	13.69	(257)	12.20	(135)	9.98
Forfeited	(238)	14.31	(81)	13.89	(169)	14.05

Outstanding at end of year	1,165	$14.65	1,746	$14.04	1,898	$13.72

Exercisable at end of year	614	$14.06	830	$13.97	788	$13.66

Weighted-average fair value of
options granted during year		$7.02		$5.61		$5.78

Exercise prices for options outstanding as of May 26, 2005, ranged from $11.00 to $23.16. The weighted-average remaining contractual life of those options is 5.9 years. Additional information related to these options segregated by exercise price range is as follows:

	Exercise Price Range
	$11.00 to $14.50	$14.51 to $18.13	$18.14 to $23.16
	(options in thousands)
Options outstanding	548	475	142
Weighted-average exercise price of options outstanding	$12.80	$15.70	$18.29
Weighted-average remaining contractual life of options outstanding	5.2	5.8	9.2
Options exercisable	384	226	4
Weighted-average exercise price of options exercisable	$12.61	$16.40	$22.38

Through May 26, 2005, the Company’s Board of Directors has approved the repurchase of up to 4,687,500 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options and for savings and profit-sharing plan contributions. The Company purchased 28,295, 33,676 and 25,758 shares pursuant to these authorizations during fiscal 2005, 2004 and 2003, respectively. At May 26, 2005, there were 1,871,538 shares available for repurchase under these authorizations.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Shareholders’ Equity (continued)

The Company’s Board of Directors has authorized the issuance of up to 750,000 shares of Common Stock for The Marcus Corporation Dividend Reinvestment and Associate Stock Purchase Plan. At May 26, 2005, there were 600,941 shares available under this authorization.

The Company’s loan agreements include, among other covenants, maintenance of certain financial ratios. The Company’s senior notes due May 31, 2005 included a restriction on retained earnings at May 26,2005 that has subsequently been removed as a result of final payment of the notes.

6. Employee Benefit Plans

The Company has a qualified profit-sharing savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides for a contribution of a minimum of 1% of defined compensation for all plan participants and matching of 25% of employee contributions up to 6% of defined compensation. In addition, the Company may make additional discretionary contributions. The Company also sponsors unfunded nonqualified, defined-benefit and deferred compensation plans. Pension and profit-sharing expense from continuing operations for all plans was $2,230,000, $2,097,000 and $1,732,000 for fiscal 2005, 2004 and 2003, respectively.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Employee Benefit Plans (continued)

The status of the Company’s unfunded nonqualified, defined-benefit plan based on the respective May 26, 2005 and May 27, 2004, measurement dates is as follows:

	May 26, 2005	May 27, 2004
	(in thousands)
Change in benefit obligation:
Net benefit obligation at beginning of year	$12,676	$13,191
Service cost	369	463
Interest cost	891	767
Actuarial (gain) loss	2,371	(1,524)
Benefits paid	(217)	(221)

Net benefit obligation at end of year	$16,090	$12,676

Funded status at end of year	$(16,090)	$(12,676)
Unrecognized net actuarial loss	5,001	2,749
Unrecognized prior service cost	9	13
Unrecognized transition obligation	--	75

Net amount recognized at end of year	$(11,080)	$(9,839)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(11,080)	$(9,839)
Additional minimum liability	(756)	(204)
Intangible asset	9	89
Accumulated other comprehensive income	451	70
Deferred tax asset	296	45

Net amount recognized at end of year	$(11,080)	$(9,839)

	Year ended
	May 26, 2005	May 27, 2004	May 29, 2003
	(in thousands)

Net periodic pension cost:
Service cost	$369	$463	$306
Interest cost	891	767	746
Net amortization of prior service cost, transition obligation and
actuarial loss	198	242	151

	$1,458	$1,472	$1,203

The accumulated benefit obligation was $11,836,000 and $10,043,000 as of May 26, 2005 and May 27, 2004, respectively.

The benefit obligations were determined using an assumed weighted-average discount rate of 5.50%, 6.50% and 7.25% in 2005, 2004 and 2003, respectively, and an annual salary rate increase of 5.0% for all three years.

The net periodic benefit cost was determined using an assumed discount rate of 6.50% and 5.75% in 2005 and 2004, respectively, and an annual salary rate increase of 5.0% for both years.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Employee Benefit Plans (continued)

Benefit payments expected to be paid subsequent to May 26, 2005, are:

Fiscal Year	(in thousands)
2006	$599
2007	677
2008	677
2009	786
2010	802
Years 2011 - 2015	4,462

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

The components of the net deferred tax liability for continuing operations were as follows:

	May 26, 2005	May 27, 2004
	(in thousands)
Current deferred income tax assets (liabilities):
Depreciation and amortization	$(20)	$--
Accrued employee benefits	5,039	4,192
Other accrued liabilities	445	401

Net current deferred tax assets	5,464	4,593
Noncurrent deferred income tax (liabilities) assets:
Depreciation and amortization	(27,905)	(24,279)
Accrued employee benefits	708	1,032
Other accrued liabilities	583	581

Net noncurrent deferred tax liabilities	$(26,614)	$(22,666)

Income tax expense for continuing operations consists of the following:

	Year ended
	May 26, 2005	May 27, 2004	May 29, 2003
	(in thousands)
Currently payable:
Federal	$6,803	$8,080	$6,573
State	1,861	2,027	2,021
Deferred	2,858	1,787	1,070

	$11,522	$11,894	$9,664

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Income Taxes (continued)

Income tax expense is included in the accompanying consolidated statements of earnings as follows:

	Year ended
	May 26, 2005	May 27, 2004	May 29, 2003
	(in thousands)
Continuing operations	$11,522	$11,894	$9,664
Discontinued operations	51,935	3,957	3,526

	$63,457	$15,851	$13,190

A reconciliation of the statutory federal tax rate to the effective tax rate for continuing operations follows:

	Year ended
	May 26, 2005	May 27, 2004	May 29, 2003
	(in thousands)
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal
income tax benefit	5.2	4.7	4.7
Other	(2.7)	(0.5)	(0.6)

	37.5%	39.2%	39.1%

Included in other is the benefit of the Company’s investments in federal tax exempt financial investments for the year ended May 26, 2005.

Income taxes paid, net of refunds received, in fiscal 2005, 2004 and 2003 totaled $82,485,000, $12,907,000 and $13,456,000, respectively.

8. Commitments, License Rights and Contingencies

Lease Commitments – The Company leases real estate under various noncancellable operating leases with an initial term greater than one year that contain multiple renewal options, exercisable at the Company’s option. Percentage rentals are based on the revenues at the specific rented property. Certain sublease agreements include buyout incentives. Rent expense charged to operations under these leases was as follows:

	Year ended
	May 26, 2005	May 27, 2004	May 29, 2003
	(in thousands)
Fixed minimum rentals	$1,866	$1,750	$1,805
Percentage rentals	135	137	142
Sublease rental income	(12)	(42)	(42)

	$1,989	$1,845	$1,905

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Commitments, License Rights and Contingencies (continued)

Aggregate minimum rental commitments under long-term leases, assuming the exercise of certain lease options, are as follows at May 26, 2005:

Fiscal Year	(in thousands)
2006	$2,734
2007	2,634
2008	2,558
2009	2,483
2010	2,561
Thereafter	27,713

$40,683

Commitments – The Company has commitments for the completion of construction at various properties and the purchase of various properties totaling approximately $6,289,000 at May 26, 2005.

License Rights – The Company has license rights to operate two hotels using the Hilton trademark and one hotel using the Four Points by Sheraton trademark. Under the terms of the licenses, the Company is obligated to pay fees based on defined gross sales.

Contingencies – The Company guarantees the debt of joint ventures and other entities totaling $5,261,000 at May 26, 2005. The debt of the joint ventures is collateralized by the real estate, buildings and improvements and all equipment of each joint venture.

9. Joint Venture Transactions

At May 26, 2005 and May 27, 2004, the Company held investments with aggregate carrying values of $6,658,000 and $4,300,000, respectively, in several joint ventures, excluding the carrying values of investments in discontinued joint ventures. Included in the investments in joint ventures totals is a 50% ownership interest in Platinum Condominium Development, LLC, a joint venture developing a condominium hotel in Las Vegas, Nevada. The carrying value of the investment was $5,327,000 and $3,103,000 at May 26, 2005 and May 27, 2004, respectively. The investments are accounted for under the equity method.

During fiscal 2004, the Company recorded a $585,000 loss on the termination and disposal of a discontinued joint venture and paid $930,000 under the Company’s guarantee of the joint venture’s outstanding debt. During fiscal 2003, the Company recorded an impairment loss of $600,000 related to the joint venture, determined as the amount by which the carrying value exceeds the fair value of these investments.

The Company has receivables from the discontinued joint ventures of $2,704,000 and $2,666,000 at May 26, 2005 and May 27, 2004, respectively. The Company earns interest on $2,616,000 and $2,579,000 of the net receivables at approximately prime to prime plus 1.5% at May 26, 2005 and May 27, 2004, respectively.

Included in notes payable at May 26, 2005 and May 27, 2004, is $774,000 and $1,066,000, respectively, due to discontinued joint ventures in connection with cash advanced to the Company. The Company pays interest on the cash advances based on the 90-day certificate of deposit rates.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Business Segment Information

The Company evaluates performance and allocates resources based on the operating income (loss) of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Following is a summary of business segment information for fiscal 2003 through 2005:

	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
	(in thousands)
Fiscal 2005
Revenues	$149,125	$122,181	$1,401	$272,707	$46,411	$319,118
Operating income (loss)	34,791	11,235	(8,547)	37,479	3,048	40,527
Depreciation and amortization	12,148	11,047	1,400	24,595	3,807	28,402
Assets	226,127	250,056	294,616	770,799	16,700	787,499
Capital expenditures and other	35,858	21,531	1,504	58,893	4,538	63,431
Fiscal 2004
Revenues	$155,732	$117,976	$1,223	$274,931	$134,276	$409,207
Operating income (loss)	38,933	11,724	(8,333)	42,324	11,100	53,424
Depreciation and amortization	11,782	11,634	1,532	24,948	21,088	46,036
Assets	204,711	211,058	43,670	459,439	290,372	749,811
Capital expenditures and other	10,973	15,064	399	26,436	24,479	50,915
Fiscal 2003
Revenues	$150,383	$111,001	$1,430	$262,814	$134,101	$396,915
Operating income (loss)	36,162	10,148	(7,182)	39,128	10,257	49,385
Depreciation and amortization	11,987	11,512	1,583	25,082	20,283	45,365
Assets	207,440	201,967	56,238	465,645	289,812	755,457
Capital expenditures and other	4,173	8,689	3,160	16,022	9,982	26,004

Corporate items include amounts not allocable to the business segments. Corporate revenues consist principally of rent and the corporate operating loss includes general corporate expenses. Corporate information technology costs and accounting shared services costs are allocated to the business segments based upon several factors, including actual usage and segment revenues. Corporate assets primarily include cash and cash equivalents, investments, notes receivable, receivables from joint ventures and land held for development.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Unaudited Quarterly Financial Information (in thousands, except per share data)

	13 Weeks Ended
Fiscal 2005	August 26, 2004	November 25, 2004	February 24, 2005	May 26, 2005
Revenues	$87,339	$62,135	$62,472	$60,761
Operating income	21,057	7,755	4,715	3,952
Net earnings	18,145	71,588	6,595	2,893
Net earnings per basic share	$0.61	$2.38	$0.22	$0.10
Net earnings per diluted share	$0.60	$2.34	$0.21	$0.09

	13 Weeks Ended
Fiscal 2004	August 26, 2004	November 25, 2004	February 24, 2005	May 26, 2005
Revenues	$83,155	$62,485	$65,764	$63,527
Operating income	18,991	8,439	7,963	6,931
Net earnings	12,945	4,803	2,284	4,579
Net earnings per basic share	$0.44	$0.16	$0.08	$0.15
Net earnings per diluted share	$0.44	$0.16	$0.08	$0.15

12. Subsequent Events

On May 27, 2005, the Company acquired the 220-room Wyndham Milwaukee Center in Milwaukee, Wisconsin. The assets purchased consist primarily of land, buildings and equipment. On June 1, 2005, the Company opened the 226-room Four Points by Sheraton Chicago Downtown/Magnificent Mile. The carrying value of this asset was included in construction in progress at year end.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A.     Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

        Based on their evaluations, as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Management’s report on internal control over financial reporting

        The report of management required under this Item 9A is contained in the section titled “Item 8. – Financial Statements and Supplementary Data” under the heading “Management’s Report on Internal Control over Financial Reporting.”

(c)	Attestation Report of Independent Registered Public Accounting Firm

        The attestation report required under this Item 9A is contained in the section titled “Item 8 – Financial Statements and Supplementary Data” under the heading “Report of Independent Registered Public Accounting Firm.”

(d)	Changes in internal control over financial reporting.

        There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act during the fourth quarter of our fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.     Directors and Executive Officers of the Company.

        The information required by this item with respect to directors is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled “Election of Directors” in the definitive Proxy Statement for our 2005 Annual Meeting of Shareholders scheduled to be held on October 6, 2005 (our “Proxy Statement”). The information required with respect to executive officers appears at the end of Part I of this Form 10-K. The required information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by directors and executive officers is incorporated by reference to the information pertaining thereto set forth under the caption entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

        The following table lists certain information about our four stock option plans, our 1987 Stock Option Plan, our 1995 Equity Incentive Plan, our 1994 Nonemployee Director Stock Option Plan and our 2004 Equity Incentive Plan, all of which were approved by our shareholders:

Number of securities to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under current equity compensation plan (excluding securities reflected in the first column)
1,165,000	$14.65	1,650,000

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

Item 15.     Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

        The information required by this item is set forth in “Item 8. Financial Statements and Supplementary Data” above.

(a)(2)	Financial Statement Schedules.

        All schedules are omitted because they are inapplicable, not required under the instructions or the financial information is included in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits.

        The exhibits filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.*

*	Exhibits to this Form 10-K will be furnished to shareholders upon advance payment of a fee of $0.20 per page, plus mailing expenses. Requests for copies should be addressed to Thomas F. Kissinger, Vice President, General Counsel and Secretary, The Marcus Corporation, 100 East Wisconsin Avenue, Suite 1900, Milwaukee, Wisconsin 53202-4125.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MARCUS CORPORATION
Date: August 9, 2005	By: /s/ Stephen H. Marcus
Stephen H. Marcus,
Chairman of the Board, President
and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of us and in the capacities as of the date indicated above.

By:	/s/ Stephen H. Marcus	By:	/s/ Daniel F. McKeithan, Jr.

	Stephen H. Marcus, Chairman of the		Daniel F. McKeithan, Jr., Director
Board, President and Chief Executive
Officer (Principal Executive Officer)
By:	/s/ Douglas A. Neis	By:	/s/ Diane Marcus Gershowitz

	Douglas A. Neis, Chief Financial		Diane Marcus Gershowitz, Director
Officer and Treasurer (Principal
Financial Officer and Accounting
Officer)
By:	/s/ Bruce J. Olson	By:	/s/ Timothy E. Hoeksema

	Bruce J. Olson, Director		Timothy E. Hoeksema, Director
By:	/s/ Philip L. Milstein	By:	/s/ Allan H. Selig

	Philip L. Milstein, Director		Allan H. Selig, Director
By:	/s/ Bronson J. Haase	By:	/s/ James D. Ericson

	Bronson J. Haase, Director		James D. Ericson, Director

S-1

EXHIBIT INDEX

2.1	Asset Purchase Agreement dated July 14, 2004, by and between certain subsidiaries of The Marcus Corporation and La Quinta Corporation. [Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended May 27, 2004.]

3.1	Restated Articles of Incorporation. [Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended November 13, 1997.]

3.2	Bylaws, as amended as of January 8, 2003. [Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2002.]

4.1	Senior Note Purchase Agreement dated May 31, 1990, between the Company and The Northwestern Mutual Life Insurance Company. [Incorporated by reference to Exhibit 4 to our Annual Report on Form 10-K for the fiscal year ended May 31, 1990.]

4.2	The Marcus Corporation Note Purchase Agreement dated October 25, 1996. [Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended November 14, 1996.]

4.3	First Supplement to Note Purchase Agreements dated May 15, 1998. [Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended May 28, 1998.]

4.4	Second Supplement to Note Purchase Agreements dated May 7, 1999. [Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the fiscal year ended May 27, 1999.]

4.5	Third Supplement to Note Purchase Agreements dated April 1, 2002. [Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2002.]

4.6	Credit Agreement dated April 30, 2004, by and among The Marcus Corporation, U.S. Bank National Association, Bank of America, N.A., Bank One, NA, LaSalle Bank National Association, and the other financial institutions party hereto. [Incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K for the fiscal year ended May 27, 2004.]

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

10.1*	The Marcus Corporation 1995 Equity Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended May 27, 1999.]

10.2*	The Marcus Corporation 1994 Nonemployee Director Stock Option Plan. [Incorporated by reference to Exhibit A to our 1994 Proxy Statement.]

10.3*	The Marcus Corporation 2004 Equity Incentive Plan. [Incorporated by reference to Exhibit A to our 2004 Proxy Statement.]

10.4*	Form of The Marcus Corporation 2004 Equity Incentive Plan Stock Option Award (Employees).

E-1

10.5*	Form of The Marcus Corporation 2004 Equity Incentive Plan Stock Option Award (Non-Employee Directors).

10.6*	Form of The Marcus Corporation Equity Incentive Plan Restricted Stock Agreement.

10.7*	The Marcus Corporation VMAX Incentive Plan Terms. [Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended May 27, 2004.]

21	Our subsidiaries as of May 26, 2005.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.ss.1350

99	Proxy Statement for the 2005 Annual Meeting of Shareholders. (The Proxy Statement for the 2005 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year.)

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

E-2