Form 10-Q
period 2005-08-25
MARCUS CORP
filed 2005-10-04
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 25, 2005

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

Yes     X      No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     X      No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK OUTSTANDING AT OCTOBER 4, 2005 – 21,292,570
CLASS B COMMON STOCK OUTSTANDING AT OCTOBER 4, 2005 – 9,090,471

THE MARCUS CORPORATION

INDEX

PART I - FINANCIAL INFORMATION		Page
Item 1.	Consolidated Financial Statements:
	Consolidated Balance Sheets
	(August 25, 2005 and May 26, 2005)	3
	Consolidated Statements of Earnings
	(Thirteen weeks ended August 25, 2005 and August 26, 2004)	5
	Consolidated Statements of Cash Flows
	(Thirteen weeks ended August 25, 2005 and August 26, 2004)	6
	Condensed Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Results of Operations and
	Financial Condition	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds; Purchases of
	Equity Securities by the Issuer	19
Item 6.	Exhibits and Reports on Form 8-K	19
	Signatures	S-1

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	August 25, 2005	May 26, 2005
ASSETS
Current assets:
Cash and cash equivalents	$283,847	$259,057
Cash held by intermediaries	4,110	28,552
Accounts and notes receivable, net of reserves	13,771	8,911
Receivables from joint ventures	2,718	2,704
Refundable income taxes	--	871
Deferred income taxes	5,689	5,464
Real estate and development costs	4,487	4,985
Other current assets	4,667	4,856
Assets of discontinued operations (Note 2)	12,066	16,700

Total current assets	331,355	332,100
Property and equipment:
Land and improvements	57,959	50,595
Buildings and improvements	373,192	344,578
Leasehold improvements	37,903	9,138
Furniture, fixtures and equipment	167,277	160,887
Construction in progress	3,006	36,820

Total property and equipment	639,337	602,018
Less accumulated depreciation and amortization	208,427	202,095

Net property and equipment	430,910	399,923
Other assets:
Investments in joint ventures	6,173	6,658
Goodwill	11,196	11,196
Other	31,908	37,622

Total other assets	49,277	55,476

TOTAL ASSETS	$811,542	$787,499

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	August 25, 2005	May 26, 2005
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$1,622	$1,774
Accounts payable	11,472	16,011
Income taxes	5,941	--
Taxes other than income taxes	9,658	8,507
Accrued compensation	4,894	6,191
Other accrued liabilities	18,647	11,925
Current maturities of long-term debt	48,198	25,765
Liabilities of discontinued operations (Note 2)	5,747	9,514

Total current liabilities	106,179	79,687
Long-term debt	151,376	170,888
Deferred income taxes	27,475	26,614
Deferred compensation and other	18,341	16,649
Shareholders' equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none
issued	--	--
Common Stock, $1 par; authorized 50,000,000 shares; issued
22,099,042 shares at August 25, 2005 and May 26, 2005	22,099	22,099
Class B Common Stock, $1 par; authorized 33,000,000 shares;
issued and outstanding 9,090,471 at August 25, 2005 and
May 26, 2005	9,091	9,091
Capital in excess of par	45,653	45,481
Retained earnings	439,805	425,941
Accumulated other comprehensive loss	(477)	(532)

	516,171	502,080
Less unearned compensation on restricted stock	(383)	(413)
Less cost of Common Stock in treasury (815,441 shares at
August 25, 2005 and 857,088 shares at May 26, 2005)	(7,617)	(8,006)

Total shareholders' equity	508,171	493,661

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$811,542	$787,499

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

(in thousands, except per share data)	13 Weeks Ending
	Aug. 25, 2005	Aug. 26, 2004
Revenues:
Rooms and telephone	$23,286	$18,617
Theatre admissions	28,747	32,116
Theatre concessions	13,656	14,971
Food and beverage	10,774	9,891
Other revenues	11,739	11,744

Total revenues	88,202	87,339
Costs and expenses:
Rooms and telephone	7,513	6,021
Theatre operations	21,963	24,254
Theatre concessions	2,943	3,224
Food and beverage	8,187	7,319
Advertising and marketing	5,170	4,227
Administrative	7,602	6,667
Depreciation and amortization	6,501	6,148
Rent	924	471
Property taxes	2,545	2,031
Preopening expenses	336	49
Other operating expenses	6,374	5,871

Total costs and expenses	70,058	66,282

Operating income	18,144	21,057
Other income (expense):
Investment income	1,883	346
Interest expense	(3,738)	(3,879)
Gain on disposition of property, equipment and investments in joint
ventures	2,983	966

	1,128	(2,567)

Earnings from continuing operations before income taxes	19,272	18,490
Income taxes	6,956	7,304

Earnings from continuing operations	12,316	11,186
Discontinued operations (Note 2):
Income (loss) from discontinued operations, net of income taxes (benefit)
of $(367) and $4,544 for the 13 weeks ended August 25, 2005 and
August 26, 2004, respectively	(563)	6,959
Gain on sale of discontinued operations, net of income taxes of $2,438	3,736	--

	3,173	6,959

Net earnings	$15,489	$18,145

Earnings per share - basic:
Continuing operations	$0.41	$0.38
Discontinued operations	$0.10	$0.23

Net earnings per share	$0.51	$0.61

Earnings per share - diluted:
Continuing operations	$0.40	$0.37
Discontinued operations	$0.10	$0.23

Net earnings per share	$0.50	$0.60

Dividends per share:
Class B Common Stock	$0.050	$0.050
Common Stock	$0.055	$0.055

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

(in thousands)	13 Weeks Ending
	August 25, 2005	August 26, 2004
OPERATING ACTIVITIES:
Net earnings	$15,489	$18,145
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures	209	120
Gain on disposition of property, equipment and investments in joint ventures	(2,983)	(966)
Gain on sale of limited-service lodging division	(6,174)	--
Distributions from joint ventures	354	--
Amortization of loss on swap agreement	95	123
Amortization of unearned compensation on restricted stock	30	35
Amortization of favorable lease right	167	--
Depreciation and amortization	6,536	9,405
Deferred income taxes	(1,067)	(350)
Deferred compensation and other	(218)	313
Changes in assets and liabilities:
Accounts and notes receivable	(4,929)	(4,174)
Real estate and development costs	498	587
Other current assets	229	(558)
Accounts payable	(4,581)	(4,968)
Income taxes	8,592	10,381
Taxes other than income taxes	1,051	1,353
Accrued compensation	(1,378)	(2,291)
Other accrued liabilities	3,166	4,244

Total adjustments	(403)	13,254

Net cash provided by operating activities	15,086	31,399
INVESTING ACTIVITIES:
Capital expenditures	(7,571)	(8,821)
Net proceeds from disposals of property, equipment and other assets	4,611	1,332
Net proceeds from sale of limited-service lodging division	9,221	--
Net proceeds received from intermediaries	26,467	--
Decrease (increase) in other assets	(65)	62
Purchase of Wyndham Milwaukee Center hotel, net of cash acquired	(23,580)	--
Purchase of interest in joint venture	(916)	--
Cash received from (advanced to) joint ventures	(120)	244

Net cash provided by (used in) investing activities	8,047	(7,183)
FINANCING ACTIVITIES:
Debt transactions:
Net proceeds from issuance of notes payable and long-term debt	3,378	4,710
Principal payments on notes payable and long-term debt	(657)	(24,850)
Equity transactions:
Treasury stock transactions, except for stock options	5	(181)
Exercise of stock options	556	1,924
Dividends paid	(1,625)	(1,597)

Net cash provided by (used in) financing activities	1,657	(19,994)

Net increase in cash and cash equivalents	24,790	4,222
Cash and cash equivalents at beginning of year	259,058 *	9,629 **

Cash and cash equivalents at end of period	$283,848 *	$13,851 **

*      Includes $1 of cash included in assets of discontinued operations.
**    Includes $160 of cash included in assets of discontinued operations.

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THIRTEEN WEEKS ENDED AUGUST 25, 2005
(Unaudited)

1.	General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 26, 2005, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the thirteen weeks ended August 25, 2005 and August 26, 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at August 25, 2005, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year.

Comprehensive Income – Accumulated other comprehensive loss consists of the unrecognized loss on hedging transactions, the accumulated net unrealized gain on available for sale securities and the minimum pension liability, all net of tax. Accumulated other comprehensive loss was $477,000 and $532,000 as of August 25, 2005 and May 26, 2005, respectively. Total comprehensive income for the thirteen weeks ended August 25, 2005 and August 26, 2004 was $15,544,000 and $18,155,000, respectively.

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

The following table illustrates the computation of basic and diluted earnings per share for earnings from continuing operations and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended August 25, 2005	13 Weeks Ended August 26, 2004
	(in thousands, except per share data)
Numerator:
Earnings from continuing operations	$12,316	$11,186

Denominator:
Denominator for basic EPS	30,306	29,849
Effect of dilutive employee stock options and
non-vested restricted stock	382	295

Denominator for diluted EPS	30,688	30,144

Earnings per share from continuing operations:
Basic	$ 0.41	$ 0.38
Diluted	$ 0.40	$ 0.37

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

	13 Weeks Ended August 25, 2005	13 Weeks Ended August 26, 2004
	(in thousands, except per share data)
Net earnings, as reported	$15,489	$ 18,145
Deduct: Incremental stock-based employee compensation
expense determined under the fair value method for all
option awards, net of related tax effects	(164)	(211)

Pro forma net earnings	$15,325	$ 17,934

Earnings per share:
Basic - as reported	$ 0.51	$ 0.61
Basic - pro forma	$ 0.51	$ 0.60
Diluted - as reported	$ 0.50	$ 0.60
Diluted - pro forma	$ 0.50	$ 0.60

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended August 25, 2005	13 Weeks Ended August 26, 2004
	(in thousands)
Service Cost	$ 98	$ 113
Interest Cost	226	212
Net amortization of prior service cost, transition
obligation and actuarial loss	51	50

Net periodic pension cost	$ 375	$ 375

2.	Discontinued Operations

On September 3, 2004, the Company sold substantially all of the assets of its limited-service lodging division. At the time of the sale, a portion of the sales proceeds were held in escrow pending completion of certain customary transfer requirements on several locations. During the first quarter of fiscal 2006, the necessary transfer requirements for two of the locations were met and net proceeds of $9,221,000 were received. As a result, the Company recognized a gain on sale of $3,736,000, net of income taxes of $2,438,000. Upon completion of the transfer requirements associated with approximately $12,313,000 in funds currently held in escrow on four remaining properties, net proceeds will increase and the Company anticipates reporting additional gains on the sale of approximately $2,000,000.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the results of operations of the limited-service lodging division have been reported as discontinued operations in the consolidated statement of earnings for all periods presented. Limited-service lodging revenues for the thirteen weeks ended August 25, 2005 and August 26, 2004 were $499,000 and $40,289,000, respectively. Limited-service lodging operating income (loss) for the thirteen weeks ended August 25, 2005 and August 26, 2004 was $(921,000) and $12,743,000, respectively.

The Company incurred approximately $1,800,000 in one-time severance related costs during fiscal 2005, of which approximately $1,600,000 of these costs were paid out during fiscal 2005. The remaining costs were paid out during the first quarter of fiscal 2006.

On December 1, 2004, the Company sold the Miramonte Resort. In accordance with SFAS 144, the results of operations of the Miramonte, which have historically been included in the hotels and resorts division financial results, have been reported as discontinued operations in the consolidated statement of earnings for all periods presented. Miramonte revenues for the thirteen weeks ended August 26, 2004 were $1,333,000. Miramonte’s operating loss for the thirteen weeks ended August 25, 2005 and August 26, 2004 was $2,000 and $1,156,000, respectively.

The components of the assets and liabilities of discontinued operations included in the consolidated balance sheets are as follows:

	August 25, 2005	May 26, 2005
	(in thousands)
Assets
Cash	$1	$1
Refundable income taxes	606	2,424
Other current assets	464	445
Net property and equipment	10,858	13,693
Other assets	137	137

Assets of discontinued operations	$12,066	$16,700

Liabilities
Current liabilities	$1,704	$3,859
Deferred income taxes	2,614	4,319
Other long-term liabilities	1,429	1,336

Liabilities of discontinued operations	$5,747	$9,514

3.	Acquisition

On May 30, 2005, the Company purchased the Wyndham Milwaukee Center hotel, primarily land, building and fixtures, for a total purchase price of $23,580,000, net of cash acquired. The results of operation of the Wyndham Milwaukee Center hotel are included in the consolidated statement of earnings since the acquisition date. The fair value of the net assets acquired approximates the pruchase price. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their respective fair values.

4.	Contingencies

The Company has approximately eight years remaining on a ten and one half-year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for our former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $3,505,000 as of August 25, 2005.

5.	Business Segment Information

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

Following is a summary of business segment information for the thirteen weeks ended August 25, 2005 and August 26, 2004 (in thousands):

13 Weeks Ended August 25, 2005	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$ 44,254	$ 43,599	$ 349	$ 88,202	$ 499	$ 88,701
Operating income (loss)	11,683	8,280	(1,819)	18,144	(923)	17,221
Depreciation and amortization	3,167	3,034	300	6,501	35	6,536

13 Weeks Ended August 26, 2004	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$ 49,047	$ 37,973	$ 319	$ 87,339	$ 41,622	$ 128,961
Operating income (loss)	14,079	8,601	(1,623)	21,057	11,587	32,644
Depreciation and amortization	2,919	2,832	397	6,148	3,257	9,405

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Special Note Regarding Forward-Looking Statements

        Certain matters discussed in this Management’s Discussion and Analysis of Results of Operations and Financial Condition are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division; (2) the effects of increasing depreciation expenses and preopening and start-up costs due to the capital intensive nature of our businesses; (3) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (4) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (5) the effects on our occupancy and room rates from the relative industry supply of available rooms at comparable lodging facilities in our markets; (6) the effects of competitive conditions in the markets served by us; (7) our ability to identify properties to acquire, develop and/or manage and continuing availability of funds for such development; (8) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, the United States’ responses thereto and subsequent hostilities; and (9) our decisions regarding the use of the proceeds received from the sale of our limited-service lodging division. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

General

        We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2006 and 2005 are both 52-week years. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts. As a result of our sale of substantially all of the assets of our limited-service lodging division during fiscal 2005, this segment has been presented as discontinued operations in the accompanying financial statements and in this discussion. As a result of our sale of the Miramonte Resort during fiscal 2005, we have also presented this asset and related results of operations, previously included in our hotels and resorts segment, as part of our discontinued operations in the accompanying financial statements and in this discussion. Prior year results have been restated to conform to the current year’s presentation.

        The following table sets forth revenues, operating income, earnings from continuing operations, earnings from discontinued operations, net earnings and earnings per share for the comparable first quarters of fiscal 2006 and 2005 (in millions, except for per share and variance percentage data):

	First Quarter
			Variance
	F2006	F2005	Amt.	Pct.
Revenues	$88.2	$87.3	$0.9	1.0%
Operating income	18.1	21.1	(3.0)	-13.8%
Earnings from continuing operations	12.3	11.2	1.1	-10.1%
Earnings from discontinued operations	3.2	6.9	(3.7)	-54.4%
Net earnings	$15.5	$18.1	$(2.6)	-14.6%
Earnings per share - diluted:
Continuing operations	$.40	$.37	$.03	8.1%
Discontinued operations	.10	.23	(.13)	-56.5%
Net earnings per share	$.50	$.60	$(.10)	16.7%

        An increase in revenues from our hotels and resorts division, due in large part to the addition of two new hotels, offset a decrease in revenues from our theatre division during the first quarter of fiscal 2006 compared to the same period last year. Operating income (earnings before other income/expense and income taxes) from both our theatre division and hotels and resorts division decreased during the first quarter of fiscal 2006 compared to the same period last year. The theatre division operating results were negatively impacted by a weaker slate of movies compared to the prior year. Hotel and resort division operating results were negatively impacted by preopening costs associated with our new Chicago hotel and reduced earnings from our timeshare operation. Our fiscal 2006 first quarter earnings from continuing operations increased compared to the same period last year due to increased investment income, reduced interest expense and increased gains on disposition of property, equipment and investments in joint ventures. Our overall net earnings decreased during our fiscal 2006 first quarter compared to the same period of the prior year due to the fact that our prior year’s results included the results from our discontinued limited-service lodging division.

        We recognized investment income of $1.9 million during the first quarter of fiscal 2006, representing an increase of $1.5 million, or 444.2%, compared to investment income of approximately $350,000 during the prior year same period. The increase in investment income was the result of interest earned on our substantial cash balances, received primarily as a result of the sale of our limited-service lodging division during fiscal 2005. The majority of our $283.8 million of cash and cash equivalents at the end of the fiscal 2006 first quarter was invested in federal tax-exempt short-term financial instruments. Our estimated effective income tax rate for continuing operations has been lowered to 36.1% to reflect this current method of investment. We expect that our investment income will continue to exceed prior year amounts in future periods and our effective income tax rate in future periods will continue to remain below our historical 39-40% range until further determinations are made about how to best use our available cash balances.

        Our interest expense totaled $3.7 million for the first quarter of fiscal 2006 compared to $3.9 million during the same period last year. We do not expect our interest expense to change substantially during the remaining quarters of fiscal 2006, other than as a result of the payment of scheduled current maturities.

        We recognized gains on the disposition of property, equipment and investments in joint ventures totaling $3.0 million during the first quarter of fiscal 2006 compared to approximately $1.0 million during the prior year’s same period. The fiscal 2006 gain was the result of the sale of a theatre outlot and real estate development in Appleton, Wisconsin and the sale of a strip shopping center developed by a joint venture on land adjacent to our theatre in Delafield, Wisconsin. The timing of periodic sales of our property and equipment may vary from quarter to quarter, resulting in variations in our gains or losses on disposition of property and equipment. We anticipate periodic additional sales of non-core property and equipment with the potential for additional disposition gains from time to time during the remainder of fiscal 2006.

        Net earnings during the fiscal 2006 first quarter included an after-tax loss from discontinued operations of $563,000, compared to after-tax income from discontinued operations of $7.0 million during the prior year’s same period. Net earnings during the first quarter of fiscal 2006 also included an after-tax gain on sale of discontinued operations of $3.7 million. A detailed discussion of these items is included in the Discontinued Operations section.

Theatres

        The following table sets forth revenues, operating income and operating margin for our theatre division for the first quarters of fiscal 2006 and 2005 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2006	F2005	Amt.	Pct.
Revenues	$44.3	$49.0	$(4.7)	-9.8%
Operating income	11.7	14.1	(2.4)	-17.0%
Operating margin (% of revenues)	26.4%	28.7%

        Consistent with the seasonal nature of the motion picture exhibition industry, the first quarter of our fiscal year is typically the strongest period for our theatre division due to the traditionally strong summer movie season. Our theatre division recognized reduced operating results for our fiscal 2006 first quarter compared to last year’s record results during the same period. Contributing to the decreased first quarter operating margin were decreased box office and concession revenues, partially offset by reduced film rental costs and concession cost of sales.

        The following table breaks down the components of revenues for the theatre division for the first quarters of fiscal 2006 and 2005 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2006	F2005	Amt.	Pct.
Box office receipts	$28.7	$32.1	$(3.4)	-10.5%
Concession revenues	13.7	14.9	(1.2)	-8.8%
Other revenues	1.9	2.0	(0.1)	-5.6%

Total revenues	$44.3	$49.0	$(4.7)	-9.8%

        The decrease in our box office receipts and concession revenues for the first quarter of fiscal 2006 compared to the same period last year was entirely due to a decrease in attendance. Partially offsetting our reduced attendance was a 3.7% increase in our average ticket price during the first quarter of fiscal 2006 compared to the same quarter last year, attributable primarily to modest price increases. Our average concession sales per person during the fiscal 2006 first quarter also increased 5.7% compared to the same period last year. Concession pricing and film product mix are the two primary factors that impact our average concession sales per person. Other revenues, which include management fees, pre-show advertising income, miscellaneous theatre revenues and family entertainment center revenues, decreased slightly during our fiscal 2006 first quarter.

        Total theatre attendance decreased 13.7% during the first quarter of fiscal 2006 compared to the same period last year. The division’s fiscal 2005 first quarter results benefited from record box office performance during both the Memorial Day and July 4th holiday weeks last year. This year’s summer slate of movies was not able to match last year’s record performance, with box office receipts down 11 of the 13 weeks during the quarter when compared to the prior year. In fact, not one of our five highest grossing films during the quarter – War of the Worlds, Star Wars: Episode III – Revenge of the Sith, Batman Begins, Madagascar, and Charlie & The Chocolate Factory – performed as well as any of last summer’s top three films, Spider-Man 2, Shrek 2 and Harry Potter and the Prisoner of Azkaban.

        Although September is typically our slowest month of the year, film product for the second quarter of fiscal 2006 has thus far slightly outperformed box office results for the same period of the prior year. We are hopeful that attendance will continue to increase during the fall movie season, with possible hits including Flightplan, Wallace & Gromit: The Curse of the Were-Rabbit, The Legend of Zorro and Chicken Little. The holiday season is expected to start strong with Harry Potter and the Goblet of Fire in mid-November, with other potential popular holiday films including The Chronicles of Narnia: The Lion, The Witch and The Wardrobe, King Kong, Big Momma’s House 2, The Producers and Fun with Dick and Jane. There appears to be a good quantity of films scheduled for release during the upcoming holiday season as well. Revenues for the theatre business and the motion picture industry in general are heavily dependent upon the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of a suitable “window” between the date a film is released in theatres and the date a film is released to other channels, including DVDs, all factors over which we have no control.

        We ended the first quarter of fiscal 2006 with a total of 464 company-owned screens in 41 theatres and 40 managed screens in four theatres compared to 448 company-owned screens in 41 theatres and 40 managed screens in four theatres at the end of the same period last year. We are currently preparing our recently purchased land in Brookfield, Wisconsin for development of an UltraCinema™ that would replace two smaller existing theatres in the same market, as well as reviewing plans for additional new locations on previously purchased land and screen additions at existing locations. Based upon our current estimated development and construction timetables, we do not currently expect to open any of these new screens prior to the end of fiscal 2006.

Hotels and Resorts

The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the first quarters of fiscal 2006 and 2005 (in millions, except for variance percentage and operating margin). Prior year results have been restated to reflect the current year presentation of the sold Miramonte Resort as a discontinued operation.

	First Quarter
			Variance
	F2006	F2005	Amt.	Pct.
Revenues	$43.6	$38.0	$5.6	14.8%
Operating income	8.3	8.6	(0.3)	-3.7%
Operating margin (% of revenues)	19.0%	22.7%

        Our first quarter is historically the strongest quarter of the year for our hotels and resorts division due to increased travel during the summer months at our predominantly Midwestern properties. Total revenues increased during the first quarter of fiscal 2006 compared to the same period last year primarily as a result of adding two new company-owned hotels during the quarter. Revenues at our five comparable hotels also increased during the quarter, with the strongest year-over-year performance occurring at our Milwaukee and Madison, Wisconsin hotels. Operating income decreased slightly during the fiscal 2006 first quarter compared to our record first quarter of fiscal 2005 performance, primarily as a result of reduced earnings from our timeshare operations of over $100,000 and over $300,000 of preopening expenses associated with our new Chicago hotel.

        The total revenue per available room, or RevPAR, for comparable company-owned properties increased 4.8% during the fiscal 2006 first quarter compared to the same quarter last year. The increase in RevPAR was due to an increase in occupancy percentage (number of occupied rooms as a percentage of available rooms) of 1.8 percentage points and an overall 2.5% increase in average daily room rate (“ADR”) for these comparable properties, resulting principally from increases at the aforementioned Milwaukee and Madison hotels.

        During the first week of our fiscal 2006 first quarter, we purchased the 220-room Wyndham Milwaukee Center hotel in the heart of Milwaukee’s theatre and financial district for a total cash purchase price of $23.6 million. The hotel features 12,000 square feet of meeting space, on-site parking, a restaurant and two lounges and complements our other two downtown Milwaukee, Wisconsin hotels. We currently anticipate a major renovation of this property during fiscal 2006, which may have some negative impact on this hotel’s operating results during the year due to the impact of selected functional areas taken out of service during the renovation.

        We also opened another new hotel during the first week of our fiscal 2006 first quarter — the Four Points by Sheraton Chicago Downtown/Magnificent Mile. This hotel features 226 units (including 130 suites), an indoor swimming pool and fitness center, high-tech meeting rooms, an on-site parking facility (scheduled to open later in fiscal 2006) and will lease space to several area restaurants. In addition to the previously noted preopening expenses incurred at this property during the first quarter, like most new hotels, we expect that this property will incur some additional start-up operating losses during fiscal 2006 prior to stabilizing. We are pleased with the initial guest response to this new hotel.

        The near-term outlook for the future performance of this division remains promising. Although group business was inconsistent during our fiscal 2006 first quarter, particularly at our Grand Geneva Resort, the advance booking pace at our hotels for the fall (a historically robust period for group business) appears strong. As a result, subject to economic conditions and the potential negative impact of the factors noted above related to our two new hotels, we currently expect continued improvement in our division operating results during the remainder of fiscal 2006.

        Construction continues on our sold-out Las Vegas condominium hotel joint venture, the Platinum Hotel & Spa, with the property currently expected to open in late spring or early summer 2006. We also continue to work on the public-private venture that will restore the historic Skirvin Hotel in Oklahoma City. Demolition work has begun at this hotel and we hope to proceed with the renovation of this landmark hotel in the very near future. We expect to be the principal equity partner in this venture. We continue to pursue several new growth opportunities as well, with a focus on expanding our hotel management business. A number of the projects that we are currently exploring may also include some small equity investments. We are also currently considering several significant projects at the Grand Geneva Resort and Pfister Hotel during fiscal 2006 in order to further enhance the value of those properties.

Discontinued Operations

        Early in the second quarter of fiscal 2005, we sold substantially all of the assets of our limited-service lodging division to La Quinta Corporation of Dallas, Texas and a significant after-tax gain on sale of discontinued operations was reported during fiscal 2005. At the time of the sale, a portion of the sales proceeds were held in escrow pending completion of certain customary transfer requirements on several locations. During the first quarter of fiscal 2006, the necessary transfer requirements for two of the locations were met and additional net proceeds of $9.2 million were received. As a result, additional after-tax gains on sale of discontinued operations of $3.7 million were recognized during the quarter. Upon completion of the transfer requirements associated with approximately $12 million in funds currently held in escrow on four remaining properties, assets with a net book value of approximately $9 million will be sold and we would expect to report additional after-tax gains on sale of nearly $2 million in future periods.

        The results of our limited-service lodging division have been accounted for as discontinued operations in our consolidated financial statements for the first quarter of fiscal 2006 and prior year results have been restated to conform with the current year presentation. The following table sets forth revenues, operating income and income from discontinued operations, net of applicable taxes, for our limited-service lodging division for the first quarters of fiscal 2006 and 2005 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2006	F2005	Amt.	Pct.
Revenues	$0.5	$40.3	$(39.8)	-98.8%
Operating income (loss)	(0.9)	12.7	(13.6)	-107.2%
Income (loss) from discontinued operations	(0.6)	7.7	(8.3)	-107.3%
(net of applicable taxes)

        Our fiscal 2006 first quarter operating results include results from three joint venture Baymont Inns & Suites that were excluded from the sale to LaQuinta and are now operating as Baymont franchises. We are actively exploring opportunities to sell the remaining three properties and, as a result, we continue to include their operating results in discontinued operations. Our fiscal 2006 first quarter loss from discontinued operations includes a one-time charge to earnings related to the costs associated with exiting leased office space for our former limited-service lodging division.

        Early in our fiscal 2005 third quarter, we sold the Miramonte Resort, which had previously been included in our hotels and resorts segment results. Prior year results for the first quarter have been restated to reflect this hotel as discontinued operations in our consolidated financial statements for the first quarter. The following table sets forth revenues, operating loss and loss from discontinued operations, net of applicable taxes, for the Miramonte Resort for the first quarters of fiscal 2006 and 2005 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2006	F2005	Amt.	Pct.

Revenues	$--	$1.3	$(1.3)	-100.0%
Operating loss	--	(1.1)	1.1	100.0%
Loss from discontinued operations	--	(0.7)	0.7	100.0%
(net of income taxes)

FINANCIAL CONDITION

        Our movie theatre and hotels/resorts businesses each generate significant and consistent daily amounts of cash because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, together with our substantial cash balances and the availability of $125 million of unused credit lines as of the end of the first quarter, will be adequate to support the near-term anticipated ongoing operational liquidity needs of our businesses.

        Net cash provided by operating activities decreased by $16.3 million during the first quarter of fiscal 2006 to $15.1 million, compared to $31.4 million during the prior year’s first quarter. The decrease was due primarily to reduced earnings from discontinued operations and income taxes on gains from sales of property, equipment and investments in joint ventures and gains from sale of discontinued operations.

        Net cash provided by investing activities during the fiscal 2006 first quarter totaled $8.0 million, compared to net cash used in investing activities of $7.2 million during the fiscal 2005 first quarter. The increase in net cash provided by investing activities was primarily the result of increased cash proceeds from disposals of property and equipment and the receipt of cash previously held by intermediaries, partially offset by increased capital expenditures. Capital expenditures totaled $31.2 million, including the acquisition of the Wyndham Milwaukee Center hotel, during the first quarter of fiscal 2006 compared to $8.8 million during the prior year’s first quarter. Fiscal 2006 first quarter capital expenditures included $28.1 million incurred in our hotels and resorts division, the majority of which was related to our purchase of the Wyndham Milwaukee Center hotel. In addition, we incurred capital expenditures of approximately $2.4 million in our theatre division, including costs associated with a parking structure at one of our Chicago-area theatres, and $700,000 in our corporate real estate division.

        Net cash provided by financing activities during the first quarter of fiscal 2006 totaled $1.7 million compared to net cash used in financing activities of $20.0 million during the first quarter of fiscal 2005. Excess cash available during the first quarter of last year was used to reduce our outstanding commercial paper borrowings during the quarter, accounting for the majority of the change this quarter versus last year same period. Our principal payments on notes payable and long-term debt totaled only $657,000 during the first quarter of fiscal 2006 compared to $24.9 million during the same period last year. New debt of $3.4 million related to the Chicago project was added during the first quarter of fiscal 2006, compared to $4.7 million of new debt added during the same period last year. Our debt-capitalization ratio was 0.28 at August 25, 2005, unchanged from our fiscal 2005 year-end, but lower than our .34 debt-capitalization ratio as of August 26, 2004.

        Our actual debt-capitalization ratio at the end of fiscal 2006 will be dependent upon our decisions regarding the use of the limited-service lodging division sale proceeds. We are actively evaluating the potential uses of the sale proceeds. In addition to actively evaluating potential growth opportunities in our theatre and hotels and resorts divisions, we are also considering other opportunities and uses of the proceeds, including returns of capital to shareholders. We continue to be patient in assessing these opportunities to ensure that all uses of the proceeds are in the best long-term interests of our shareholders. While we have not established an arbitrary deadline for determining the use of the funds, we currently anticipate providing additional direction on potential applications of at least a portion of these proceeds during the first half of fiscal 2006.

        The actual timing and extent of the implementation of our current expansion plans and use of the sale proceeds will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

        We have not experienced any material changes in our market risk exposures since May 26, 2005.

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

b. Changes in internal controls over financial reporting

There were no significant changes in our internal controls identified in connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds; Purchases of Equity Securities by the Issuer

        Our board of directors has approved the repurchase of up to 4.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option, restricted stock or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

        The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were from employees who tendered shares in connection with the exercise of stock options and pursuant to the publicly announced repurchase authorizations described above.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
May 26 - June 25	1,949	$21.77	1.9 million
June 26 - July 25	0	N/A	1.9 million
July 26 - August 25	0	N/A	1.9 million

Total/Average	1,949	$21.77	1.9 million

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

1.	A Form 8-K was filed on September 19, 2005 including Items 2.02 and 9.01.

2.	A Form 8-K was filed on August 17, 2005 including Item 1.01.

3.	A Form 8-K was filed on July 28, 2005 including Items 2.02 and 9.01.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: October 4, 2005	By: /s/ Stephen H. Marcus
Stephen H. Marcus,
Chairman of the Board, President and
Chief Executive Officer
DATE: October 4, 2005	By: /s/ Douglas A. Neis
Douglas A. Neis
Chief Financial Officer and Treasurer

S-1