Form 10-Q
period 2005-11-24
MARCUS CORP
filed 2006-01-03
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 24, 2005

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

COMMON STOCK OUTSTANDING AT DECEMBER 29, 2005 – 22,099,042
CLASS B COMMON STOCK OUTSTANDING AT DECEMBER 29, 2005 – 9,090,471

THE MARCUS CORPORATION

INDEX

PART I - FINANCIAL INFORMATION		Page
Item 1.	Consolidated Financial Statements:
	Consolidated Balance Sheets
	(November 24, 2005 and May 26, 2005)	3
	Consolidated Statements of Earnings
	(Thirteen and twenty-six weeks ended November 24, 2005 and
	November 25, 2004)	5
	Consolidated Statements of Cash Flows
	(Twenty-six weeks ended November 24, 2005 and November 25, 2004)	6
	Condensed Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Results of Operations and
	Financial Condition	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 6.	Exhibits	22
	Signatures	S-1

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	November 24, 2005	May 26, 2005
ASSETS
Current assets:
Cash and cash equivalents	$273,632	$259,057
Cash held by intermediaries	5,257	28,552
Accounts and notes receivable, net of reserves	14,653	8,911
Receivables from joint ventures	2,892	2,704
Refundable income taxes	--	871
Deferred income taxes	5,914	5,464
Real estate and development costs	4,151	4,985
Other current assets	4,680	4,856
Assets of discontinued operations (Note 2)	10,129	16,700

Total current assets	321,308	332,100
Property and equipment:
Land and improvements	57,773	50,595
Buildings and improvements	374,101	344,578
Leasehold improvements	38,074	9,138
Furniture, fixtures and equipment	169,030	160,887
Construction in progress	6,114	36,820

Total property and equipment	645,092	602,018
Less accumulated depreciation and amortization	214,964	202,095

Net property and equipment	430,128	399,923
Other assets:
Investments in joint ventures	5,730	6,658
Goodwill	11,196	11,196
Other	35,637	37,622

Total other assets	52,563	55,476

TOTAL ASSETS	$803,999	$787,499

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	November 24, 2005	May 26, 2005
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$1,639	$1,774
Accounts payable	9,647	16,011
Income taxes	4,393	--
Taxes other than income taxes	10,414	8,507
Accrued compensation	5,637	6,191
Other accrued liabilities	15,678	11,925
Current maturities of long-term debt	50,417	25,765
Liabilities of discontinued operations (Note 2)	5,364	9,514

Total current liabilities	103,189	79,687
Long-term debt	142,328	170,888
Deferred income taxes	26,883	26,614
Deferred compensation and other	18,860	16,649
Shareholders' equity:
Preferred Stock, $1 par; authorized 1,000,000 shares;
none issued	--	--
Common Stock, $1 par; authorized 50,000,000 shares;
issued 22,099,042 shares at November 24, 2005 and
May 26, 2005	22,099	22,099
Class B Common Stock, $1 par; authorized 33,000,000 shares;
issued and outstanding 9,090,471 at November 24, 2005 and
May 26, 2005	9,091	9,091
Capital in excess of par	46,059	45,481
Retained earnings	443,223	425,941
Accumulated other comprehensive loss	(411)	(532)

	520,061	502,080
Less unearned compensation on restricted stock	(353)	(413)
Less cost of Common Stock in treasury (746,074 shares at
November 24, 2005 and 857,088 shares at May 26, 2005)	(6,969)	(8,006)

Total shareholders' equity	512,739	493,661

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$803,999	$787,499

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

(in thousands, except per share data)	November 24, 2005		November 25, 2004
	13 Weeks	26 Weeks	13 Weeks	26 Weeks
Revenues:
Rooms and telephone	$20,321	$43,607	$14,769	$33,386
Theatre admissions	19,119	47,866	19,457	51,573
Theatre concessions	8,995	22,651	9,381	24,352
Food and beverage	10,727	21,501	9,759	19,650
Other revenues	9,215	20,954	8,769	20,513

Total revenues	68,377	156,579	62,135	149,474
Costs and expenses:
Rooms and telephone	6,959	14,472	5,755	11,776
Theatre operations	15,351	37,314	15,696	39,950
Theatre concessions	1,953	4,896	2,075	5,299
Food and beverage	7,847	16,034	7,170	14,489
Advertising and marketing	4,797	9,967	3,992	8,219
Administrative	7,581	15,183	6,250	12,917
Depreciation and amortization	6,597	13,098	6,041	12,189
Rent	914	1,838	493	964
Property taxes	2,659	5,204	2,021	4,052
Preopening expenses	28	364	126	175
Other operating expenses	5,672	12,046	4,761	10,632

Total costs and expenses	60,358	130,416	54,380	120,662

Operating income	8,019	26,163	7,755	28,812
Other income (expense):
Investment income	1,878	3,761	1,473	1,819
Interest expense	(3,593)	(7,331)	(3,780)	(7,659)
Gain on disposition of property, equipment and investments in joint
ventures	239	3,222	1,266	2,232

	(1,476)	(348)	(1,041)	(3,608)

Earnings from continuing operations before income taxes	6,543	25,815	6,714	25,204
Income taxes	2,021	8,977	2,297	9,601

Earnings from continuing operations	4,522	16,838	4,417	15,603
Discontinued operations (Note 2):
Income (loss) from discontinued operations, net of income taxes
(benefit) of $(20) and $(388) for the 13 and 26 weeks ended
November 24, 2005, respectively, and $(2,472) and $2,072 for the
13 and 26 weeks ended November 25, 2004, respectively	(31)	(594)	(3,786)	3,173
Gain on sale of discontinued operations, net of income taxes of $361 and $2,800 for the 13 and 26 weeks ended November 24, 2005,
respectively, and $46,328 for the 13 and 26 weeks ended
November 25, 2004	553	4,289	70,957	70,957

	522	3,695	67,171	74,130

Net earnings	$5,044	$20,533	$71,588	$89,733

Earnings per share - basic:
Continuing operations	$0.15	$0.56	$0.15	$0.52
Discontinued operations	$0.02	$0.12	$2.23	$2.47

Net earnings per share	$0.17	$0.68	$2.38	$2.99

Earnings per share - diluted:
Continuing operations	$0.15	$0.55	$0.14	$0.52
Discontinued operations	$0.01	$0.12	$2.20	$2.44

Net earnings per share	$0.16	$0.67	$2.34	$2.96

Dividends per share:
Class B Common Stock	$0.050	$0.100	$0.050	$0.100
Common Stock	$0.055	$0.110	$0.055	$0.110

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	26 Weeks Ended
	November 24,	November 25,
(in thousands)	2005	2004
OPERATING ACTIVITIES:
Net earnings	$20,533	$89,733
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures	670	508
Gain on disposition of property, equipment and investments in joint ventures	(3,222)	(2,232)
Gain on sale of limited-service lodging division	(7,089)	(117,285)
Distributions from joint ventures	354	1,575
Amortization of loss on swap agreement	184	238
Amortization of unearned compensation on restricted stock	60	47
Amortization of favorable lease right	338	--
Depreciation and amortization	13,167	15,920
Deferred income taxes	(1,825)	8,544
Deferred compensation and other	435	714
Changes in assets and liabilities:
Accounts and notes receivable	(5,199)	(1,677)
Real estate and development costs	834	956
Other current assets	245	(2,117)
Accounts payable	(6,484)	(7,701)
Income taxes	6,953	24,523
Taxes other than income taxes	1,751	(218)
Accrued compensation	(1,160)	(2,712)
Other accrued liabilities	80	931

Total adjustments	92	(79,986)

Net cash provided by operating activities	20,625	9,747
INVESTING ACTIVITIES:
Capital expenditures	(14,211)	(23,991)
Purchase of Wyndham Milwaukee Center hotel, net of cash acquired	(23,580)	--
Net proceeds from disposals of property, equipment and other assets	5,718	3,920
Net proceeds from sale of limited-service lodging division	12,294	345,140
Net proceeds received from (held by) intermediaries	25,320	(123,095)
Decrease (increase) in other assets	(4,432)	622
Purchase of interest in joint venture	(916)	(775)
Cash received from (advanced to) joint ventures	(221)	405

Net cash provided by (used in) investing activities	(28)	202,226
FINANCING ACTIVITIES:
Debt transactions:
Net proceeds from issuance of notes payable and long-term debt	5,558	10,486
Principal payments on notes payable and long-term debt	(9,945)	(37,829)
Equity transactions:
Treasury stock transactions, except for stock options	242	(295)
Exercise of stock options	1,373	5,159
Dividends paid	(3,251)	(3,210)

Net cash used in financing activities	(6,023)	(25,689)

Net increase in cash and cash equivalents	14,574	186,284
Cash and cash equivalents at beginning of period	259,058 *	9,629 **

Cash and cash equivalents at end of period	$273,632	$195,913 ***

*	Includes $1 of cash included in assets of discontinued operations.
**	Includes $190 of cash included in assets of discontinued operations.
***	Includes $32 of cash included in assets of discontinued operations.

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
THIRTEEN AND TWENTY-SIX WEEKS ENDED
NOVEMBER 24, 2005
(Unaudited)

1.	General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 26, 2005, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the thirteen and twenty-six weeks ended November 24, 2005 and November 25, 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at November 24, 2005, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year.

Comprehensive Income – As of November 24, 2005, accumulated other comprehensive loss consists of the accumulated net unrealized gain on available for sale securities and the minimum pension liability, both net of tax. Prior to November 24, 2005, accumulated other comprehensive loss also contained the unrecognized loss on hedging transactions, net of tax. Accumulated other comprehensive loss was $411,000 and $532,000 as of November 24, 2005 and May 26, 2005, respectively. Total comprehensive income for the thirteen and twenty-six weeks ended November 24, 2005 was $5,110,000 and $20,654,000, respectively. Total comprehensive income for the thirteen and twenty-six weeks ended November 25, 2004 was $71,650,000 and $89,805,000, respectively.

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

The following table illustrates the computation of basic and diluted earnings per share for earnings from continuing operations and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended November 24, 2005	13 Weeks Ended November 25, 2004	26 Weeks Ended November 24, 2005	26 Weeks Ended November 25, 2004
	(in thousands, except per share data)
Numerator:
Earnings from continuing operations	$4,522	$4,417	$16,838	$15,603

Denominator:
Denominator for basic EPS	30,337	30,093	30,318	29,972
Effect of dilutive employee stock
options and non-vested restricted stock	366	466	376	386

Denominator for diluted EPS	30,703	30,559	30,694	30,358

Earnings per share from continuing
operations:
Basic	$0.15	$0.15	$0.56	$0.52
Diluted	$0.15	$0.14	$0.55	$0.52

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

	13 Weeks Ended November 24, 2005	13 Weeks Ended November 25, 2004	26 Weeks Ended November 24, 2005	26 Weeks Ended November 25, 2004
	(in thousands, except per share data)
Net earnings, as reported	$5,044	$71,588	$20,533	$89,733
Deduct: Incremental stock-based
employee compensation expense
determined under the fair value
method for all option awards, net of
related tax effects	(195)	(239)	(359)	(450)

Pro forma net earnings	$4,849	$71,349	$20,174	$89,283

Earnings per share:
Basic – as reported	$0.17	$2.38	$0.68	$2.99
Basic – pro forma	$0.16	$2.37	$0.67	$2.98
Diluted – as reported	$0.16	$2.34	$0.67	$2.96
Diluted – pro forma	$0.16	$2.34	$0.66	$2.96

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended November 24, 2005	13 Weeks Ended November 25, 2004	26 Weeks Ended November 24, 2005	26 Weeks Ended November 25, 2004
	(in thousands)
Service cost	$97	$112	$195	$225
Interest cost	226	213	452	425
Net amortization of prior service cost,
transition obligation and actuarial loss	52	50	103	100

Net periodic pension cost	$375	$375	$750	$750

2.	Discontinued Operations

On September 3, 2004, the Company sold substantially all of the assets of its limited-service lodging division. At the time of the sale, a portion of the sales proceeds were held in escrow pending completion of certain customary transfer requirements on several locations and several joint venture properties were excluded from the transaction. During the first half of fiscal 2006, the necessary transfer requirements for two of the escrowed locations were met and one of the three remaining joint ventures was sold. As a result, net proceeds of $12,294,000 were received and the Company recognized gains on the sales of $4,289,000, net of income taxes of $2,800,000. Upon completion of the transfer requirements associated with approximately $12,313,000 in funds currently held in escrow on four remaining properties, net proceeds will increase and the Company anticipates reporting additional gains on the sale of approximately $2,000,000. The Company also is exploring opportunities to sell the two remaining joint venture properties.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the results of operations of the limited-service lodging division have been reported as discontinued operations in the consolidated statement of earnings for all periods presented. Limited-service lodging revenues for the thirteen and twenty-six weeks ended November 24, 2005 were $283,000 and $782,000, respectively. Limited-service lodging revenues for the thirteen and twenty-six weeks ended November 25, 2004 were $2,514,000 and $42,803,000, respectively. Limited-service lodging operating income (loss) for the thirteen and twenty-six weeks ended November 24, 2005 was $10,000 and $(911,000), respectively. Limited-service lodging operating income (loss) for the thirteen and twenty-six weeks ended November 25, 2004 was $(5,738,000) and $7,005,000, respectively.

The Company incurred approximately $1.8 million in one-time severance related costs during fiscal 2005, of which approximately $1.6 million of these costs were paid out during fiscal 2005. The remaining costs were paid out during the first half of fiscal 2006.

On December 1, 2004, the Company sold the Miramonte Resort. In accordance with SFAS 144, the results of operations of the Miramonte, which had historically been included in the hotels and resorts division financial results, have been reported as discontinued operations in the consolidated statement of earnings for all periods presented. Miramonte revenues for the thirteen and twenty-six weeks ended November 25, 2004 were $2,008,000 and $3,341,000, respectively. Miramonte’s operating loss for the thirteen and twenty-six weeks ended November 24, 2005 was $53,000 and $55,000, respectively. Miramonte’s operating loss for the thirteen and twenty-six weeks ended November 25, 2004 was $471,000 and $1,627,000, respectively.

The components of the assets and liabilities of discontinued operations included in the consolidated balance sheets are as follows:

	November 24, 2005	May 26, 2005
	(in thousands)
Assets
Cash	$--	$1
Refundable income taxes	662	2,424
Other current assets	193	445
Net property and equipment	9,139	13,693
Other assets	135	137

Assets of discontinued operations	$10,129	$16,700

Liabilities
Current liabilities	$631	$3,859
Deferred income taxes	2,681	4,319
Other long-term liabilities	2,052	1,336

Liabilities of discontinued operations	$5,364	$9,514

3.	Acquisition

On May 30, 2005, the Company purchased the Wyndham Milwaukee Center hotel, consisting primarily of land, building and fixtures, for a total purchase price of $23,580,000, net of cash acquired. The results of operation of the Wyndham Milwaukee Center hotel are included in the consolidated statement of earnings since the acquisition date. The fair value of the net assets acquired approximates the purchase price. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their respective fair values.

4.	Contingencies

The Company has approximately eight years remaining on a ten and one half-year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for our former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $3,471,000 as of November 24, 2005.

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

Following is a summary of business segment information for the thirteen and twenty-six weeks ended November 24, 2005 and November 25, 2004 (in thousands):

13 Weeks Ended November 24, 2005	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$29,714	$38,326	$337	$68,377	$283	$68,660
Operating income (loss)	5,143	5,280	(2,404)	8,019	(43)	7,976
Depreciation and amortization	3,100	3,225	272	6,597	34	6,631

13 Weeks Ended November 25, 2004	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$30,292	$31,405	$438	$62,135	$4,522	$66,657
Operating income (loss)	5,826	3,950	(2,021)	7,755	(6,209)	1,546
Depreciation and amortization	2,937	2,706	398	6,041	474	6,515

26 Weeks Ended November 24, 2005	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$73,968	$81,925	$686	$156,579	$782	$157,361
Operating income (loss)	16,826	13,560	(4,223)	26,163	(966)	25,197
Depreciation and amortization	6,267	6,259	572	13,098	69	13,167

26 Weeks Ended November 25, 2004	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$79,339	$69,378	$757	$149,474	$46,144	$195,618
Operating income (loss)	19,905	12,551	(3,644)	28,812	5,378	34,190
Depreciation and amortization	5,856	5,538	795	12,189	3,731	15,920

THE MARCUS CORPORATION

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Special Note Regarding Forward-Looking Statements

        Certain matters discussed in this Management’s Discussion and Analysis of Results of Operations and Financial Condition are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division, as well as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (2) the effects of increasing depreciation expenses and preopening and start-up costs due to the capital intensive nature of our businesses; (3) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (4) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (5) the effects on our occupancy and room rates from the relative industry supply of available rooms at comparable lodging facilities in our markets; (6) the effects of competitive conditions in our markets; (7) our ability to identify properties to acquire, develop and/or manage and continuing availability of funds for such development; (8) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, the United States’responses thereto and subsequent hostilities; and (9) our decisions regarding the use of the proceeds received from the sale of our limited-service lodging division. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

        The following table sets forth revenues, operating income, earnings from continuing operations, earnings from discontinued operations, net earnings and earnings per share for the comparable second quarter and first half of fiscal 2006 and 2005 (in millions, except for per share and variance percentage data):

	Second Quarter				First Half
			Variance				Variance
	F2006	F2005	Amt.	Pct.	F2006	F2005	Amt.	Pct.
Revenues	$68.4	$62.1	$6.3	10.0%	$156.6	$149.5	$7.1	4.8%
Operating income	8.0	7.8	0.2	3.4%	26.2	28.8	(2.6)	-9.2%
Earnings from continuing
operations	4.5	4.4	0.1	2.4%	16.8	15.6	1.2	7.9%
Earnings from
discontinued operations	0.5	67.2	(66.7)	-99.2%	3.7	74.1	(70.4)	-95.0%
Net earnings	$5.0	$71.6	$(66.6)	-93.0%	$20.5	$89.7	$(69.2)	-77.1%
Earnings per share–
Diluted:
Continuing operations	$.15	$.14	$.01	7.1%	$.55	$.52	$.03	5.8%
Net earnings	$.16	$2.34	$(2.18)	-93.2%	$.67	$2.96	$(2.29)	-77.4%

        An increase in revenues from our hotels and resorts division, due in part to the addition of two new hotels, offset a decrease in revenues from our theatre division during the second quarter and first half of fiscal 2006 compared to the same periods last year. Operating income (earnings before other income/expense and income taxes) from our hotels and resorts division increased during the second quarter, offsetting a small decrease in operating income from our theatre division during the second quarter compared to the same period last year. Year-to-date through the first half of fiscal 2006, our total operating income remains below the prior year levels, despite improved results from our hotels and resorts division, due to particularly weak first quarter theatre operating results. The theatre division operating results continued to be negatively impacted by a weaker slate of movies compared to the prior year. The improved hotels and resorts division operating results reflected an improved business travel environment and results from our two new hotels. Our fiscal 2006 first half earnings from continuing operations increased compared to the same period last year due to increased investment income, reduced interest expense and increased gains on disposition of property, equipment and investments in joint ventures. Our overall net earnings decreased during our fiscal 2006 second quarter and first half compared to the same periods of the prior year due to the fact that our prior year’s results included the gain on sale and the results from our discontinued limited-service lodging division.

        We recognized investment income of $1.9 million and $3.8 million during the second quarter and first half of fiscal 2006, respectively, compared to $1.5 million and $1.8 million during the same periods last year. The increase in investment income was the result of interest earned on our substantial cash balances, received primarily as a result of the sale of our limited-service lodging division during fiscal 2005. The majority of our $273.6 million of cash and cash equivalents at the end of the fiscal 2006 second quarter was invested in federal tax-exempt short-term financial instruments. Our estimated effective income tax rate for continuing operations has been lowered to 34.8% year-to-date to reflect this current method of investment. Until further determinations are made about the use of our available cash balances, we expect that our investment income will remain at current levels and that our effective income tax rate will continue to remain below our historical 39-40% range.

        Our interest expense totaled $3.6 million and $7.3 million for the second quarter and first half of fiscal 2006, respectively, compared to $3.8 million and $7.7 million during the same periods last year. We do not expect our interest expense to change substantially during the remaining quarters of fiscal 2006, other than as a result of the payment of scheduled current principal maturities. Current maturities of long-term debt on our balance sheet as of November 24, 2005 include $25.4 million related to a mortgage note on our new Chicago hotel with an initial maturity date of June 2006. We currently anticipate extending the maturity date of this note, which would result in the majority of that amount being reclassified as long-term.

        We recognized gains on the disposition of property, equipment and investments in joint ventures totaling $239,000 during the second quarter of fiscal 2006 compared to $1.3 million during the prior year’s same period. The prior year’s gain was the result of the sale of two theatre outlots on existing theatre land parcels. Continuing operations gains on the disposition of property and equipment for the first half of fiscal 2006 were $3.2 million compared to gains of $2.2 million during the first half of fiscal 2005. The timing of periodic sales of our property and equipment may vary from quarter to quarter, resulting in variations in our gains or losses on the disposition of our property and equipment. We anticipate periodic additional sales of non-core property and equipment with the potential for additional disposition gains from time to time during the remainder of fiscal 2006.

        Net earnings during the fiscal 2006 second quarter and first half included after-tax earnings from discontinued operations of $522,000 and $3.7 million, respectively, compared to after-tax earnings from discontinued operations of $67.2 million and $74.1 million during the prior year’s same periods. Net earnings during the second quarter and first half of fiscal 2005 included an after-tax gain on sale of discontinued operations of $71.0 million. A detailed discussion of these items is included in the Discontinued Operations section.

Theatres

        The following table sets forth revenues, operating income and operating margin for our theatre division for the second quarter and first half of fiscal 2006 and 2005 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2006	F2005	Amt.	Pct.	F2006	F2005	Amt.	Pct.
Revenues	$29.7	$30.3	$(0.6)	-1.9%	$74.0	$79.3	$(5.3)	-6.8%
Operating income	5.1	5.8	(0.7)	-11.7%	16.8	19.9	(3.1)	-15.5%
Operating margin	17.3%	19.2%			22.7%	25.1%
(% of revenues)

        Consistent with the seasonal nature of the motion picture exhibition industry, the second quarter of our fiscal year is typically the slowest period for our theatre division. Our theatre division reported reduced operating results for our fiscal 2006 second quarter and first half compared to last year’s results during the same periods. Contributing to the decreased operating margins during both periods were decreased box office and concession revenues, partially offset by reduced film rental costs and concession cost of sales.

        The following table breaks down the components of revenues for the theatre division for the second quarter and first half of fiscal 2006 and 2005 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2006	F2005	Amt.	Pct.	F2006	F2005	Amt.	Pct.
Box office receipts	$19.1	$19.5	$(0.4)	-1.7%	$47.9	$51.6	$(3.7)	-7.2%
Concession revenues	9.0	9.4	(0.4)	-4.1%	22.7	24.3	(1.6)	-7.0%
Other revenues	1.6	1.4	0.2	10.0%	3.4	3.4	--	1.1%

Total revenues	$29.7	$30.3	$(0.6)	-1.9%	$74.0	$79.3	$(5.3)	-6.8%

        The decrease in our box office receipts and concession revenues for the second quarter and first half of fiscal 2006 compared to the same periods last year was entirely due to a decrease in attendance. Partially offsetting our reduced attendance was a 3.4% and 3.5% increase in our average ticket price during the second quarter and first half of fiscal 2006, respectively, compared to the same periods last year, attributable primarily to modest price increases. Our average concession sales per person during the fiscal 2006 second quarter and first half also increased 1.0% and 3.9%, respectively, compared to the same periods last year. Concession pricing and film product mix are the two primary factors that impact our average concession sales per person. Films that appeal to families and teenagers, such as the two top pictures during last year’s second quarter (Shark Tales and The Incredibles) generally produce greater concession sales compared to more adult-oriented films. Other revenues, which include management fees, pre-show advertising income, miscellaneous theatre revenues and family entertainment center revenues, increased slightly during our fiscal 2006 second quarter and were equal to last year on a year-to-date basis.

        Total theatre attendance decreased 4.9% during the second quarter of fiscal 2006 compared to the same period last year. For the first half of fiscal 2006, total attendance was down 10.4% compared to the first half of fiscal 2005. The division’s fiscal 2006 second quarter results benefited from a strong September compared to the prior year and ended on a strong note with the opening of Harry Potter and the Goblet of Fire in mid-November. Unfortunately, the slate of movies during October and early November was not able to match last year’s performance, with box office receipts down between 5 and 20% during six of those seven weeks during the quarter when compared to the prior year. Our highest grossing films during the quarter included the previously mentioned Harry Potter film in addition to Chicken Little and Flightplan.

        Film product for the third quarter has thus far performed equal to the prior year third quarter due to continued strong performance from Harry Potter and blockbuster films such as Chronicles of Narnia: The Lion, The Witch and The Wardrobe and King Kong. In fact, each of these holiday films will gross over $200 million in box office admissions nationally, the first time in history that three films have performed at that level during the holiday period. In addition, films such as Cheaper by the Dozen 2, Fun with Dick and Jane and Family Stone have contributed to the improved box office trend compared to the prior two fiscal 2006 quarters. This year’s results were negatively impacted by the fact that, during this year’s holiday season, Christmas Eve (the only night of the year on which our theatres close) and Christmas Day, as well as New Year’s Eve and New Year’s Day, were on a Saturday and Sunday, which are normally two of the biggest movie-going days of the week. The extended outlook for film product looks promising, with films such as Hoodwinked, Curious George, Ice Age 2, and The Wild scheduled for release in the coming months. We will end our fiscal year in May with the scheduled openings of Mission Impossible III, Poseidon and The DaVinci Code.

        Revenues for the theatre business and the motion picture industry in general are heavily dependent upon the general audience appeal of available films, together with studio marketing campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on demand and DVDs. These are factors which we have no control over. There are other external trends which may affect the future of theatre attendance positively or negatively. These include all forms of competitive out-of-home leisure time activities. We also continue to evaluate the potential impact that in-home technology, such as large screens and video gaming, has on movie-going. We have also begun to analyze the possible advantages of the anticipated introduction of digital projection technology in our theatres.

        We ended the first half of fiscal 2006 with a total of 464 company-owned screens in 41 theatres and 40 managed screens in four theatres compared to 449 company-owned screens in 40 theatres and 40 managed screens in four theatres at the end of the same period last year. We are currently preparing our recently purchased land in Brookfield, Wisconsin for development of an UltraCinema™ that would replace two smaller existing theatres in the same market, as well as reviewing plans for additional new locations on previously purchased land and screen additions at existing locations. The actual timing of these developments has not been finalized as we continue to evaluate the current theatre environment and what it may mean to the future design, size and features of our new theatres. We do not expect to open any new screens prior to the end of fiscal 2006.

Hotels and Resorts

        The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the second quarter and first half of fiscal 2006 and 2005 (in millions, except for variance percentage and operating margin).

	Second Quarter				First Half
			Variance				Variance
	F2006	F2005	Amt.	Pct.	F2006	F2005	Amt.	Pct.
Revenues	$38.3	$31.4	$6.9	22.0%	$81.9	$69.4	$12.5	18.1%
Operating income	5.3	4.0	1.3	33.7%	13.6	12.6	1.0	8.0%
Operating margin	13.8%	12.6%			16.6%	18.1%
(% of revenues)

        Our hotels and resorts division recognized record revenues and operating income during our fiscal 2006 second quarter and first half. Continued improvement in business travel, particularly from the short-term transient business traveler, and our two new company-owned hotels contributed to our improved results during the second quarter and first half compared to the same periods last year. Operating income increased during the fiscal 2006 second quarter and first half compared to the prior year periods, despite over $300,000 of preopening expenses associated with our new Chicago hotel, reduced earnings from our timeshare operations of approximately $175,000 and continued start-up costs associated with our Las Vegas condominium hotel project. The aforementioned items contributed to a slightly lower operating margin for our first half.

        The total revenue per available room, or RevPAR, for comparable company-owned properties increased 9.8% and 7.0%, respectively, during our fiscal 2006 second quarter and first half compared to the same periods last year. The increases in RevPAR were partially due to an increase in occupancy percentage (number of occupied rooms as a percentage of available rooms) of 3.4 and 2.6 percentage points, respectively, during these same periods. In addition, our overall average daily room rate (“ADR”) for these comparable properties increased 4.5% and 3.3%, respectively, during the second quarter and first half of fiscal 2006, compared to the same periods last year. The relative lack of new hotel supply growth and continued improvement in business travel demand contributed to these ADR increases after several years of stagnant or declining rates at our hotels and throughout the hotel industry.

        During the first week of our fiscal 2006 first quarter, we purchased the 220-room Wyndham Milwaukee Center hotel for a total cash purchase price of $23.6 million. The hotel features 12,000 square feet of meeting space, on-site parking, a restaurant and two lounges and complements our other two downtown Milwaukee, Wisconsin hotels. We anticipate our major renovation of this property to begin in the near future. This renovation will likely have some negative impact on this hotel’s operating results during the remainder of fiscal 2006.

        We also opened another new hotel during the first week of our fiscal 2006 first quarter - the Four Points by Sheraton Chicago Downtown/Magnificent Mile. This hotel features 226 units (including 130 suites), an indoor swimming pool and fitness center, high-tech meeting rooms, an on-site parking facility (just recently opened) and will lease space to several area restaurants. In addition to the previously noted preopening expenses incurred at this property during the first quarter, like most new hotels, we expect that this property may incur some additional start-up operating losses during the remainder of fiscal 2006 prior to stabilizing. Having said that, the initial guest response to this new hotel has exceeded our expectations to-date and the hotel has contributed to our overall increase in operating income.

        The near-term outlook for the future performance of this division remains promising. Although group business has continued to be inconsistent during our fiscal 2006 first half, particularly at our Grand Geneva Resort, the advance booking pace at our hotels appears strong and the overall trend for this customer segment is improving. Our fiscal third and fourth quarters are typically our weakest quarters due to our Midwestern locations. However, subject to economic conditions and the potential negative impact of the factors noted above related to our two new hotels, we currently expect continued improvement in our division operating results during the remainder of fiscal 2006.

        Construction continues on our Las Vegas condominium hotel joint venture, the Platinum Hotel & Spa, with the property currently expected to open in early fiscal 2007. We expect to incur preopening costs related to this hotel during our fiscal 2006 fourth quarter, but we had similar preopening costs from our Chicago hotel during the same period last year. We also continue to work on the public-private venture that will restore the historic Skirvin Hotel in Oklahoma City. Renovation of this landmark hotel has begun, with a target opening date later in fiscal 2007. We will be the principal equity partner in this venture and, as a result, the hotel will be reported as a company-owned hotel when opened. We currently anticipate our total equity investment in this venture to be approximately $10 million, the majority of which will be offset in fiscal 2007 by federal and state historic tax credits. We continue to pursue several new growth opportunities as well, with a focus on expanding our hotel management business. A number of the projects that we are currently exploring may also include some small equity investments. We are also currently considering several significant projects at the Grand Geneva Resort and Pfister Hotel during fiscal 2006 and 2007 in order to maintain and enhance the value of those properties.

Discontinued Operations

        Early in the second quarter of fiscal 2005, we sold substantially all of the assets of our limited-service lodging division to La Quinta Corporation of Dallas, Texas and we reported a significant after-tax gain on the sale of discontinued operations. At the time of the sale, a portion of the sale proceeds was held in escrow pending completion of certain customary transfer requirements on several locations and several joint venture properties were excluded from the transaction. During the first quarter of fiscal 2006, the necessary transfer requirements for two of the escrowed locations were met and during the second quarter of fiscal 2006, one of the three remaining joint venture properties was sold. As a result, additional net proceeds of $12.3 million were received and additional after-tax gains on sale of discontinued operations of $4.3 million were recognized during the first half of fiscal 2006. Upon completion of the transfer requirements associated with approximately $12 million in funds currently held in escrow on four remaining properties, assets with a net book value of approximately $9 million will be sold and we currently expect to report additional after-tax gains on sale of nearly $2 million in future periods. Two of these four remaining properties were sold early in our fiscal 2006 third quarter and we currently expect closing on the remaining two locations within the next 60 days.

        The results of our limited-service lodging division have been accounted for as discontinued operations in our consolidated financial statements for the second quarter and first half of fiscal 2006 and 2005. The following table sets forth revenues, operating income and income from discontinued operations, net of applicable taxes, for our limited-service lodging division for the second quarter and first half of fiscal 2006 and 2005 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2006	F2005	Amt.	Pct.	F2006	F2005	Amt.	Pct.
Revenues	$0.3	$2.5	$(2.2)	-88.7%	$0.8	$42.8	$(42.0)	-98.2%
Operating income (loss)	--	(5.7)	5.7	100.0%	(0.9)	7.0	(7.9)	-113.0%
Income (loss) from
discontinued operations	--	(3.5)	3.5	100.0%	(0.6)	4.2	(4.8)	-113.5%
(net of income taxes)

        Our fiscal 2006 second quarter and first half operating results included results from three joint venture Baymont Inns & Suites that were excluded from the sale to LaQuinta and are now operating as Baymont franchises. As previously noted, one of these joint venture properties was sold late in our fiscal 2006 second quarter. We are actively exploring opportunities to sell the remaining two properties and, as a result, we continue to include their operating results in discontinued operations. Our fiscal 2006 first half loss from discontinued operations included a one-time charge to earnings related to the costs associated with exiting leased office space for our former limited-service lodging division.

        Early in our fiscal 2005 third quarter, we sold the Miramonte Resort, which had previously been included in our hotels and resorts segment results. The results of the Miramonte Resort have been accounted for as discontinued operations in our consolidated financial statements for the second quarter and first half of fiscal 2006 and 2005. The following table sets forth revenues, operating loss and loss from discontinued operations, net of applicable taxes, for the Miramonte Resort for the second quarter and first half of fiscal 2006 and 2005 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2006	F2005	Amt.	Pct.	F2006	F2005	Amt.	Pct.
Revenues	$--	$2.0	$(2.0)	-100.0%	$--	$3.3	$(3.3)	-100.0%
Operating loss	(0.1)	(0.5)	0.4	88.7%	(0.1)	(1.6)	1.5	96.6%
Loss from discontinued
operations	--	(0.3)	0.3	88.5%	--	(1.0)	1.0	96.5%
(net of income taxes)

FINANCIAL CONDITION

        Our movie theatre and hotels/resorts businesses each generate significant and consistent daily amounts of cash because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, together with our substantial cash balances and the availability of $125 million of unused credit lines as of the end of the second quarter, will be adequate to support the near-term anticipated ongoing operational liquidity needs of our businesses.

        Net cash provided by operating activities increased by $10.9 million during the first half of fiscal 2006 to $20.6 million, compared to $9.7 million during the prior year’s first half. The increase was due primarily to significant income taxes related to the gain on sale of the limited-service lodging division during fiscal 2005, partially offset by reduced earnings from discontinued operations and an unfavorable comparison in collections of accounts and notes receivable.

        Net cash provided by and used in investing activities during the fiscal 2006 first half netted to zero, compared to net cash provided by investing activities of $202.2 million during the fiscal 2005 first half. The decrease in net cash provided by investing activities was primarily the result of $345.1 million of net cash proceeds received from the sale of our limited-service lodging division during fiscal 2005 (of which $123.1 million was invested with intermediaries in conjunction with tax deferral opportunities we were exploring at the time), partially offset by increased capital expenditures and acquisition costs. Capital expenditures totaled $37.8 million, including the $23.6 million acquisition of the Wyndham Milwaukee Center hotel, during the first half of fiscal 2006 compared to $24.0 million during the prior year’s first half. Fiscal 2006 first half capital expenditures included $32.5 million incurred in our hotels and resorts division, the majority of which was related to our purchase of the Wyndham Milwaukee Center hotel and completion of our Chicago hotel construction. In addition, we incurred capital expenditures of approximately $4.5 million in our theatre division, including costs associated with a parking structure at one of our Chicago-area theatres, and $800,000 in our corporate real estate division.

        Based upon a review of the projected timing of several previously identified capital projects in our two divisions as of the end of the second quarter, we estimate that our total capital expenditures for all of fiscal 2006 will be approximately $60 to $80 million, down from our previous estimate of $80 to $100 million. The timing on several new theatre projects has been adjusted as we continue to refine our plans for the new theatres. Specifically, our theatre development plans are currently addressing issues such as the proper number and size of auditoriums, including UltraScreens, the introduction of alternative food and beverage outlets in our theatres and the impact that digital projection systems may have on our theatre design. As a result, we would expect that the majority of our total fiscal 2006 expenditures will occur in our hotels and resorts division.

        Net cash used in financing activities during the first half of fiscal 2006 totaled $6.0 million compared to net cash used in financing activities of $25.7 million during the first half of fiscal 2005. We used certain amounts of our available cash during the first half of last year to reduce our outstanding commercial paper borrowings, accounting for the majority of the change in the first half of fiscal 2006 versus last year same period. Our principal payments on notes payable and long-term debt totaled $9.9 million during the first half of fiscal 2006 compared to $37.8 million during the same period last year. New debt of $5.6 million related to our Chicago hotel was added during the first half of fiscal 2006, compared to $10.5 million of new debt added during the same period last year. Our debt-capitalization ratio was 0.27 at November 24, 2005, reduced slightly from our fiscal 2005 year-end debt-capitalization ratio of .28.

        Our actual debt-capitalization ratio at the end of fiscal 2006 will be dependent upon our decisions regarding the use of the limited-service lodging division sale proceeds. We are actively evaluating the potential uses of the sale proceeds. In addition to evaluating potential growth opportunities in our theatre and hotels and resorts divisions, we are also considering other opportunities and uses of the proceeds, including returns of capital to shareholders. We continue to be patient in assessing these opportunities to ensure that all uses of the proceeds are in the best long-term interests of our shareholders. While we have not established an arbitrary deadline for determining the use of the funds, we currently anticipate providing additional direction on potential applications of at least a portion of these proceeds in the near future.

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

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

        Through November 24, 2005, our board of directors has approved the repurchase of up to 4.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

        The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were from employees who tendered shares in connection with the exercise of stock options and pursuant to the publicly announced repurchase authorizations described above.

2005 Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
August 26 – September 25	-	N/A	1.9 million
September 26 – October 25	1,431	$21.85	1.9 million
October 26 – November 24	-	N/A	1.9 million

Total/Average	1,431	$21.85	1.9 million

Item 4.	Submission of Matters to a Vote of Security Holders

        Our 2005 annual meeting of shareholders was held on Thursday, October 6, 2005 (the “Annual Meeting”). At the Annual Meeting, the following matter was voted on in person or by proxy and approved by our shareholders:

1.	Our shareholders voted to elect Stephen H. Marcus, Diane Marcus Gershowitz, Daniel F. McKeithan, Jr., Allan H. Selig, Timothy E. Hoeksema, Bruce J. Olson, Philip L. Milstein, Bronson J. Haase, James D. Ericson and Gregory S. Marcus to our Board of Directors for one-year terms to expire at our 2006 annual meeting of shareholders and until their successors are duly qualified and elected.

        As of the August 5, 2005 record date for the Annual Meeting, 21,282,299 shares of Common Stock and 9,090,471 shares of Class B Common Stock were outstanding and eligible to vote, with the Common Stock entitled to one vote per share and the Class B Common Stock entitled to ten votes per share. Following are the final votes on the matter presented for shareholder approval at the Annual Meeting:

Election of Directors

	For		Withheld
Name	Votes	Percentage(1)	Votes	Percentage(1)
Stephen H. Marcus	102,333,281	96.57%	3,634,211	3.43%
Diane Marcus Gershowitz	102,183,261	96.43%	3,784,231	3.57%
Daniel F. McKeithan, Jr	104,865,901	98.96%	1,101,591	1.04%
Allan H. Selig	102,005,240	96.26%	3,962,252	3.74%
Timothy E. Hoeksema	105,740,734	99.79%	226,758	0.21%
Bruce J. Olson	102,225,037	96.47%	3,742,455	3.53%
Philip L. Milstein	105,653,108	99.70%	314,384	0.30%
Bronson J. Haase	105,010,808	99.10%	956,684	0.90%
James D. Ericson	105,629,021	99.68%	338,471	0.32%
Gregory S. Marcus	102,205,842	96.45%	3,761,650	3.55%

(1)	Based on a total of all votes represented by shares of Common Stock and Class B Common Stock actually voted in person or by proxy at the Annual Meeting.

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: January 3, 2006	By: /s/ Stephen H. Marcus
Stephen H. Marcus,
Chairman of the Board, President and
Chief Executive Officer
DATE: January 3, 2006	By: /s/ Douglas A. Neis
Douglas A. Neis
Chief Financial Officer and Treasurer

S-1