Form 10-Q
period 2006-02-23
MARCUS CORP
filed 2006-04-04
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 23, 2006

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

Yes      X                 No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                         No    X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK OUTSTANDING AT MARCH 30, 2006 – 21,740,158
CLASS B COMMON STOCK OUTSTANDING AT MARCH 30, 2006 – 8,955,167

THE MARCUS CORPORATION

INDEX

PART I - FINANCIAL INFORMATION		Page
Item 1.	Consolidated Financial Statements:
	Consolidated Balance Sheets
	(February 23, 2006 and May 26, 2005)	3
	Consolidated Statements of Earnings
	(Thirteen and thirty-nine weeks ended February 23, 2006 and
	February 24, 2005)	5
	Consolidated Statements of Cash Flows
	(Thirty-nine weeks ended February 23, 2006 and February 24, 2005)	6
	Condensed Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Results of Operations and
	Financial Condition	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds; Purchases of
	Equity Securities by the Issuer	22
Item 6.	Exhibits	23
	Signatures	S-1

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	February 23, 2006	May 26, 2005
ASSETS
Current assets:
Cash and cash equivalents	$292,684	$259,057
Cash held by intermediaries	1,578	28,552
Accounts and notes receivable, net of reserves	12,799	8,911
Receivables from joint ventures	3,282	2,704
Refundable income taxes	--	871
Deferred income taxes	6,139	5,464
Real estate and development costs	3,961	4,985
Other current assets	11,220	4,856
Assets of discontinued operations (Note 2)	207	16,700

Total current assets	331,870	332,100
Property and equipment:
Land and improvements	58,172	50,595
Buildings and improvements	373,087	344,578
Leasehold improvements	39,783	9,138
Furniture, fixtures and equipment	165,486	160,887
Construction in progress	10,288	36,820

Total property and equipment	646,816	602,018
Less accumulated depreciation and amortization	215,135	202,095

Net property and equipment	431,681	399,923
Other assets:
Investments in joint ventures	5,380	6,658
Goodwill	11,196	11,196
Other	36,050	37,622

Total other assets	52,626	55,476

TOTAL ASSETS	$816,177	$787,499

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	February 23, 2006	May 26, 2005

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$509	$1,774
Accounts payable	12,145	16,011
Income taxes	1,706	--
Taxes other than income taxes	9,480	8,507
Accrued compensation	5,167	6,191
Other accrued liabilities	20,396	11,925
Current maturities of long-term debt	50,234	25,765
Liabilities of discontinued operations (Note 2)	4,269	9,514

Total current liabilities	103,906	79,687
Long-term debt	142,216	170,888
Deferred income taxes	26,516	26,614
Deferred compensation and other	26,689	16,649
Shareholders' equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none
issued	--	--
Common Stock, $1 par; authorized 50,000,000 shares; issued
22,234,346 shares at February 23, 2006 and 22,099,042 shares
at May 26, 2005	22,234	22,099
Class B Common Stock, $1 par; authorized 33,000,000 shares;
issued and outstanding 8,955,167 at February 23, 2006 and
9,090,471 at May 26, 2005	8,955	9,091
Capital in excess of par	45,640	45,481
Retained earnings	445,710	425,941
Accumulated other comprehensive loss	(362)	(532)

	522,177	502,080
Less unearned compensation on restricted stock	(323)	(413)
Less cost of Common Stock in treasury (535,783 shares at
February 23, 2006 and 857,088 shares at May 26, 2005)	(5,004)	(8,006)

Total shareholders' equity	516,850	493,661

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$816,177	$787,499

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

(in thousands, except per share data)	February 23, 2006		February 24, 2005
	13 Weeks	39 Weeks	13 Weeks	39 Weeks
Revenues:
Rooms and telephone	$13,154	$56,761	$9,226	$42,612
Theatre admissions	25,368	73,234	24,976	76,549
Theatre concessions	12,641	35,292	11,740	36,092
Food and beverage	9,859	31,360	8,213	27,863
Other revenues	8,564	29,518	8,317	28,830

Total revenues	69,586	226,165	62,472	211,946
Costs and expenses:
Rooms and telephone	6,251	20,723	5,085	16,861
Theatre operations	19,898	57,212	19,622	59,572
Theatre concessions	2,587	7,483	2,482	7,781
Food and beverage	7,972	24,006	7,002	21,491
Advertising and marketing	4,310	14,277	3,529	11,748
Administrative	7,717	22,900	6,635	19,552
Depreciation and amortization	6,504	19,602	6,181	18,370
Rent	893	2,731	518	1,482
Property taxes	2,567	7,771	1,671	5,723
Preopening expenses	42	406	221	396
Other operating expenses	5,697	17,743	4,811	15,443

Total costs and expenses	64,438	194,854	57,757	178,419

Operating income	5,148	31,311	4,715	33,527
Other income (expense):
Investment income	2,565	6,326	1,982	3,801
Interest expense	(3,677)	(11,008)	(3,722)	(11,381)
Gain on disposition of property, equipment and investments in joint
ventures	109	3,331	19	2,251

	(1,003)	(1,351)	(1,721)	(5,329)

Earnings from continuing operations before income taxes	4,145	29,960	2,994	28,198
Income taxes	983	9,960	1,208	10,809

Earnings from continuing operations	3,162	20,000	1,786	17,389
Discontinued operations (Note 2):
Income (loss) from discontinued operations, net of income taxes (benefit) of
$(116) and $(518) for the 13 and 39 weeks ended February 23, 2006, respectively, and $(544) and $1,524 for the 13 and 39 weeks ended
February 24, 2005, respectively	(171)	(765)	(835)	2,338
Gain on sale of discontinued operations, net of income taxes of $1,172 and $4,076 for the 13 and 39 weeks ended February 23, 2006,
respectively, and $3,679 and $49,929 for the 13 and 39 weeks ended
February 24, 2005, respectively	1,732	6,021	5,644	76,601

	1,561	5,256	4,809	78,939

Net earnings	$4,723	$25,256	$6,595	$96,328

Earnings per share - basic:
Continuing operations	$0.10	$0.66	$0.06	$0.58
Discontinued operations	$0.05	$0.17	$0.16	$2.62

Net earnings per share	$0.15	$0.83	$0.22	$3.20

Earnings per share - diluted:
Continuing operations	$0.10	$0.65	$0.06	$0.57
Discontinued operations	$0.05	$0.17	$0.15	$2.59

Net earnings per share	$0.15	$0.82	$0.21	$3.16

Dividends per share:
Class B Common Stock	$0.068	$0.168	$0.050	$0.150
Common Stock	$0.075	$0.185	$0.055	$0.165

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	39 Weeks Ended
	February 23	February 24
(in thousands)	2006	2005
OPERATING ACTIVITIES:
Net earnings	$25,256	$96,328
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures	1,196	1,016
Gain on disposition of property, equipment and investments in joint ventures	(3,331)	(2,251)
Gain on sale of limited-service lodging division	(10,232)	(120,611)
Loss (gain) on sale of Miramonte Resort	135	(5,919)
Distributions from joint ventures	354	1,897
Amortization of loss on swap agreement	184	338
Amortization of unearned compensation on restricted stock	90	187
Amortization of favorable lease right	507	--
Depreciation and amortization	19,671	22,140
Deferred income taxes	(3,728)	9,407
Deferred compensation and other	(370)	449
Changes in assets and liabilities:
Accounts and notes receivable	(3,139)	712
Real estate and development costs	1,024	1,236
Other current assets	(6,279)	1,529
Accounts payable	(4,016)	(9,226)
Income taxes	5,875	7,497
Taxes other than income taxes	667	(2,078)
Accrued compensation	(1,630)	(3,742)
Other accrued liabilities	6,037	7,699

Total adjustments	3,015	(89,720)

Net cash provided by operating activities	28,271	6,608
INVESTING ACTIVITIES:
Capital expenditures	(23,798)	(40,074)
Purchase of Wyndham Milwaukee Center hotel, net of cash acquired	(23,580)	--
Net proceeds from disposals of property, equipment and other assets	6,145	4,139
Net proceeds from sale of the limited-service lodging division	24,581	349,198
Net proceeds from sale of Miramonte Resort	--	28,527
Net proceeds received from (held by) intermediaries	28,999	(155,164)
Contributions received from Oklahoma City for Skirvin Hotel	7,779	--
Decrease (increase) in other assets	(5,143)	594
Purchase of interest in joint venture	(916)	(4,246)
Cash advanced to joint ventures	(574)	(13)

Net cash provided by investing activities	13,493	182,961
FINANCING ACTIVITIES:
Debt transactions:
Net proceeds from issuance of notes payable and long-term debt	5,558	15,255
Principal payments on notes payable and long-term debt	(11,369)	(39,625)
Equity transactions:
Treasury stock transactions, except for stock options	(3,048)	(256)
Exercise of stock options	6,208	6,519
Dividends paid	(5,487)	(4,828)

Net cash used in financing activities	(8,138)	(22,935)

Net increase in cash and cash equivalents	33,626	166,634
Cash and cash equivalents at beginning of period	259,058 *	9,629 **

Cash and cash equivalents at end of period	$292,684	$176,263 ***

*	Includes $1 of cash included in assets of discontinued operations.
**	Includes $190 of cash included in assets of discontinued operations.
***	Includes $2 of cash included in assets of discontinued operations.

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
THIRTEEN AND THIRTY-NINE WEEKS ENDED
FEBRUARY 23, 2006
(Unaudited)

1.	General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 26, 2005, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the thirteen and thirty-nine weeks ended February 23, 2006 and February 24, 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at February 23, 2006, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year.

Comprehensive Income – Accumulated other comprehensive loss consists of the accumulated net unrealized gain on available for sale securities and the minimum pension liability, both net of tax. Prior to November 24, 2005, accumulated other comprehensive loss also contained the unrecognized loss on hedging transactions, net of tax. Accumulated other comprehensive loss was $362,000 and $532,000 as of February 23, 2006 and May 26, 2005, respectively. Total comprehensive income for the thirteen and thirty-nine weeks ended February 23, 2006 was $4,772,000 and $25,426,000, respectively. Total comprehensive income for the thirteen and thirty-nine weeks ended February 24, 2005 was $6,616,000 and $96,421,000, respectively.

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

The following table illustrates the computation of basic and diluted earnings per share for earnings from continuing operations and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended February 23, 2006	13 Weeks Ended February 24, 2005	39 Weeks Ended February 23, 2006	39 Weeks Ended February 24, 2005
	(in thousands, except per share data)
Numerator:
Earnings from continuing operations	$3,162	$1,786	$20,000	$17,389

Denominator:
Denominator for basic EPS	30,509	30,224	30,381	30,061
Effect of dilutive employee stock options
and non-vested restricted stock	368	546	375	447

Denominator for diluted EPS	30,877	30,770	30,756	30,508

Earnings per share from continuing operations
Basic	$0.10	$0.06	$0.66	$0.58
Diluted	$0.10	$0.06	$0.65	$0.57

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

	13 Weeks Ended February 23, 2006	13 Weeks Ended February 24, 2005	39 Weeks Ended February 23, 2006	39 Weeks Ended February 24, 2005
	(in thousands, except per share data)
Net earnings, as reported	$4,723	$6,595	$25,256	$96,328
Deduct: Incremental stock-based employee
compensation expense determined under
the fair value method for all option
awards, net of related tax effects	(210)	(239)	(568)	(689)

Pro forma net earnings	$4,513	$6,356	$24,688	$95,639

Earnings per share:
Basic – as reported	$0.15	$0.22	$0.83	$3.20
Basic – pro forma	$0.15	$0.21	$0.81	$3.18
Diluted – as reported	$0.15	$0.21	$0.82	$3.16
Diluted – pro forma	$0.15	$0.21	$0.81	$3.15

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended February 23, 2006	13 Weeks Ended February 24, 2005	39 Weeks Ended February 23, 2006	39 Weeks Ended February 24, 2005
	(in thousands)
Service cost	$98	$113	$293	$338
Interest cost	226	212	678	637
Net amortization of prior service cost,
transition obligation and actuarial loss	51	50	154	150

Net periodic pension cost	$375	$375	$1,125	$1,125

2.	Discontinued Operations

On September 3, 2004, the Company sold substantially all of the assets of its limited-service lodging division. At the time of the sale, a portion of the sales proceeds were held in escrow pending completion of certain customary transfer requirements on several locations and several joint venture properties were excluded from the transaction. During the first three quarters of fiscal 2006, the necessary transfer requirements for the remaining six escrowed locations were met and one of the three remaining joint ventures was sold. As a result, net proceeds of $24,581,000 were received and the Company recognized gains on the sales of $6,102,000, net of income taxes of $4,130,000. The Company is exploring opportunities to sell the two remaining joint venture properties.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the results of operations of the limited-service lodging division have been reported as discontinued operations in the consolidated statement of earnings for all periods presented. Limited-service lodging revenues, including equity income (loss) from joint ventures, for the thirteen and thirty-nine weeks ended February 23, 2006 were $(193,000) and $589,000, respectively. Limited-service lodging revenues for the thirteen and thirty-nine weeks ended February 24, 2005 were $(76,000) and $42,727,000, respectively. Limited-service lodging operating income (loss) for the thirteen and thirty-nine weeks ended February 23, 2006 was $(294,000) and $(1,205,000), respectively. Limited-service lodging operating income (loss) for the thirteen and thirty-nine weeks ended February 24, 2005 was $(1,038,000) and $5,967,000, respectively.

The Company incurred approximately $1.8 million in one-time severance related costs during fiscal 2005, of which approximately $1.6 million of these costs were paid out during fiscal 2005. The remaining costs were paid out during the first half of fiscal 2006.

On December 1, 2004, the Company sold the Miramonte Resort. In accordance with SFAS 144, the results of operations of the Miramonte, which have historically been included in the hotels and resorts division financial results, have been reported as discontinued operations in the consolidated statement of earnings for all periods presented. Miramonte revenues for the thirteen and thirty-nine weeks ended February 24, 2005 were $104,000 and $3,445,000, respectively. Miramonte’s operating loss for the thirteen and thirty-nine weeks ended February 23, 2006 was $18,000 and $73,000, respectively. Miramonte’s operating loss for the thirteen and thirty-nine weeks ended February 24, 2005 was $301,000 and $1,928,000, respectively.

The components of the assets and liabilities of discontinued operations included in the consolidated balance sheets are as follows:

	February 23, 2006	May 26, 2005
	(in thousands)
Assets
Cash	$--	$1
Refundable income taxes	--	2,424
Other current assets	141	445
Net property and equipment	--	13,693
Other assets	66	137

Assets of discontinued operations	$207	$16,700

Liabilities
Current liabilities	$544	$3,859
Income taxes	947	--
Deferred income taxes	1,403	4,319
Other long-term liabilities	1,375	1,336

Liabilities of discontinued operations	$4,269	$9,514

3.	Acquisition

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

The Company has approximately eight years remaining on a ten and one half-year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for our former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $3,419,000 as of February 23, 2006.

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

Following is a summary of business segment information for the thirteen and thirty-nine weeks ended February 23, 2006 and February 24, 2005 (in thousands):

13 Weeks Ended February 23, 2006	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$39,841	$29,429	$316	$69,586	$(193)	$69,393
Operating income (loss)	9,355	(2,160)	(2,047)	5,148	(312)	4,836
Depreciation and amortization	3,087	3,144	273	6,504	--	6,504

13 Weeks Ended February 24, 2005	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$38,470	$23,696	$306	$62,472	$28	$62,500
Operating income (loss)	9,113	(2,100)	(2,298)	4,715	(1,339)	3,376
Depreciation and amortization	3,050	2,729	402	6,181	39	6,220

39 Weeks Ended February 23, 2006	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$113,809	$111,354	$1,002	$226,165	$589	$226,754
Operating income (loss)	26,181	11,400	(6,270)	31,311	(1,278)	30,033
Depreciation and amortization	9,354	9,403	845	19,602	69	19,671

39 Weeks Ended February 24, 2005	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$117,809	$93,074	$1,063	$211,946	$46,172	$258,118
Operating income (loss)	29,018	10,451	(5,942)	33,527	4,039	37,566
Depreciation and amortization	8,906	8,267	1,197	18,370	3,770	22,140

6.	Subsequent Events

On February 24, 2006, the Company paid a special cash dividend of $7.00 per share, returning to shareholders approximately $214,576,000 in proceeds resulting from the sale of the limited-service lodging division.

On March 17, 2006, the Company signed a definitive agreement for the purchase of The Westin Columbus hotel in downtown Columbus, Ohio. The transaction is expected to close in mid-April 2006.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Special Note Regarding Forward-Looking Statements

        Certain matters discussed in this Management’s Discussion and Analysis of Results of Operations and Financial Condition are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division, as well as other industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (2) the effects of increasing depreciation expenses and preopening and start-up costs due to the capital intensive nature of our businesses; (3) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (4) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (5) the effects on our occupancy and room rates from the relative industry supply of available rooms at comparable lodging facilities in our markets; (6) the effects of competitive conditions in our markets; (7) our ability to identify properties to acquire, develop and/or manage and continuing availability of funds for such development; and (8) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, the United States’ responses thereto and subsequent hostilities. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

General

        We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2006 and 2005 are both 52-week years. Our upcoming Fiscal 2007 will be a 53-week year. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts. As a result of our sale of substantially all of the assets of our limited-service lodging division during fiscal 2005, this segment has been presented as discontinued operations in the accompanying financial statements and in this discussion. As a result of our sale of the Miramonte Resort during fiscal 2005, we have also presented this asset and related results of operations, previously included in our hotels and resorts segment, as part of our discontinued operations in the accompanying financial statements and in this discussion.

        The following table sets forth revenues, operating income, earnings from continuing operations, earnings from discontinued operations, net earnings and earnings per share for the comparable third quarter and first three quarters of fiscal 2006 and 2005 (in millions, except for per share and variance percentage data):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2006	F2005	Amt.	Pct.	F2006	F2005	Amt.	Pct.
Revenues	$69.6	$62.5	$7.1	11.4%	$226.2	$211.9	$14.3	6.7%
Operating income	5.1	4.7	0.4	9.2%	31.3	33.5	(2.2)	-6.6%
Earnings from
continuing operations	3.2	1.8	1.4	77.0%	20.0	17.4	2.6	15.0%
Earnings from
discontinued operations	1.5	4.8	(3.3)	-67.5%	5.3	78.9	(73.6)	-93.3%
Net earnings	$4.7	$6.6	$(1.9)	-28.4%	$25.3	$96.3	$(71.0)	-73.8%
Earnings per share -
Diluted:
Continuing operations	$.10	$.06	$.04	66.7%	$.65	$.57	$.08	14.0%
Net earnings	$.15	$.21	$(.06)	-28.6%	$.82	$3.16	$(2.34)	-74.1%

        Revenues increased at both of our operating divisions during the third quarter of fiscal 2006 compared to the same period last year. An increase in revenues from our hotels and resorts division, due in part to the addition of two new hotels, offset a decrease in revenues from our theatre division during the first three quarters of fiscal 2006 compared to the same period last year. Operating income (earnings before other income/expense and income taxes) from our theatre division increased during the third quarter, offsetting a small decrease in operating income from our hotels and resorts division during the third quarter compared to the same period last year. Through the first three quarters of fiscal 2006, our total operating income remained below its prior year level, despite improved results from our hotels and resorts division, due to particularly weak first quarter theatre operating results. Our theatre division operating results improved during the third quarter of fiscal 2006 due to a stronger slate of movies compared to the prior year. Our third quarter hotels and resorts division operating results were negatively impacted by start-up costs and non-comparable winter season operating losses at our two newest hotels, but our year-to-date improvement compared to the prior year reflects an overall improved business travel environment.

        Our fiscal 2006 first three quarters earnings from continuing operations increased compared to the same period last year due to increased investment income, reduced interest expense and increased gains on disposition of property, equipment and investments in joint ventures. Our overall net earnings decreased during our fiscal 2006 third quarter and first three quarters compared to the same periods of the prior year due to the fact that our prior year’s results included the gains on sale and the results from our discontinued limited-service lodging division and Miramonte Resort.

        We recognized investment income of $2.6 million and $6.3 million during the third quarter and first three quarters of fiscal 2006, respectively, compared to $2.0 million and $3.8 million during the same periods last year. The increase in investment income was the result of interest earned on our substantial cash balances, received primarily as a result of the sale of our limited-service lodging division during fiscal 2005. The majority of our $292.7 million of cash and cash equivalents at the end of the fiscal 2006 third quarter was invested in federal tax-exempt short-term financial instruments. Our estimated effective income tax rate for continuing operations through the end of our third quarter was 33.2%, reflecting this current method of investment.

        On January 17, 2006, our Board of Directors approved a special cash dividend of $7.00 per share, payable on February 24, 2006, the first day of our fiscal 2006 fourth quarter. The special dividend returned approximately $214.6 million of the proceeds resulting from the sale of the limited-service lodging division to our shareholders. As a result, our investment income will be reduced in future periods compared to prior periods. Based upon anticipated cash needs during our fiscal 2006 fourth quarter, we currently expect that we will still have approximately $40-50 million of invested cash and cash equivalents at the end of our fiscal year. A majority of those funds will likely continue to be invested in federal tax-exempt short-term financial instruments, which will continue to favorably impact our effective income tax rate.

        Our interest expense totaled $3.7 million and $11.0 million for the third quarter and first three quarters of fiscal 2006, respectively, compared to $3.7 million and $11.4 million during the same periods last year. We do not expect our interest expense to change substantially in future periods, other than as a result of the payment of scheduled current principal maturities. Current maturities of long-term debt on our balance sheet as of February 23, 2006 included $25.2 million related to a mortgage note on our new Chicago hotel with an initial maturity date of June 2006. We currently anticipate extending the maturity date of this note, which would result in the majority of this amount being reclassified as long-term.

        We did not report significant gains on the disposition of property, equipment and investments in joint ventures during the third quarter of fiscal years 2006 and 2005. Continuing operations gains on the disposition of property and equipment for the first three quarters of fiscal 2006 were $3.3 million compared to gains of $2.3 million during the first three quarters of fiscal 2005. The timing of periodic sales of our property and equipment may vary from quarter to quarter, resulting in variations in our gains or losses on the disposition of our property and equipment. We anticipate periodic additional sales of non-core property and equipment with the potential for additional disposition gains during the remainder of fiscal 2006. It is possible that we may also report significant gains during fiscal 2007 from the intended sale of two valuable theatre parcels in conjunction with our building of a nearby replacement theatre in Brookfield, Wisconsin.

        Net earnings during the fiscal 2006 third quarter and first three quarters included after-tax earnings from discontinued operations of $1.6 million and $5.3 million, respectively, compared to after-tax earnings from discontinued operations of $4.8 million and $78.9 million during the prior year’s same periods. Net earnings during the third quarter and first three quarters of fiscal 2005 included after-tax gains on sale of discontinued operations of $5.6 million and $76.6 million, respectively. A detailed discussion of these items is included in the Discontinued Operations section.

Theatres

        The following table sets forth revenues, operating income and operating margin for our theatre division for the third quarter and first three quarters of fiscal 2006 and 2005 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2006	F2005	Amt.	Pct.	F2006	F2005	Amt.	Pct.
Revenues	$39.8	$38.5	$1.3	3.6%	$113.8	$117.8	$(4.0)	-3.4%
Operating income	9.4	9.1	0.3	2.7%	26.2	29.0	(2.8)	-9.8%
Operating margin	23.5%	23.7%			23.0%	24.6%
(% of revenues)

        Consistent with the seasonal nature of the motion picture exhibition industry, our third quarter is typically one of the strongest periods for our theatre division due to the traditionally strong holiday season. Our theatre division reported improved operating results for our fiscal 2006 third quarter compared to last year’s results during the same period, but its year-to-date operating results remain below the prior year. Our operating margin during the fiscal 2006 third quarter was negatively impacted by a one-time charge of approximately $500,000 related to a minor restructuring of our administrative and theatre supervision organization. Contributing to the decreased operating margins during the first three quarters of fiscal 2006 compared to the prior year same period were decreased box office and concession revenues, partially offset by reduced film rental costs and concession cost of sales.

        The following table breaks down the components of revenues for the theatre division for the third quarter and first three quarters of fiscal 2006 and 2005 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2006	F2005	Amt.	Pct.	F2006	F2005	Amt.	Pct.
Box office receipts	$25.4	$25.0	$0.4	1.6%	$73.2	$76.6	$(3.4)	-4.3%
Concession revenues	12.6	11.7	0.9	7.7%	35.3	36.1	(0.8)	-2.2%
Other revenues	1.8	1.8	--	4.5%	5.3	5.1	0.2	2.2%

Total revenues	$39.8	$38.5	$1.3	3.6%	$113.8	$117.8	$(4.0)	-3.4%

        The increase in our box office receipts and concession revenues for the third quarter of fiscal 2006 compared to the same period last year was entirely due to a slight increase in attendance. Conversely, the decrease in our year-to-date box office receipts and concession revenues was the result of an overall decrease in attendance during the first three quarters of fiscal 2006 compared to the same period last year. Our average ticket price increased 0.7% and 2.5%, respectively, during the third quarter and first three quarters of fiscal 2006 compared to the same periods last year, attributable primarily to modest price increases. Our average concession sales per person during the fiscal 2006 third quarter and first three quarters also increased 6.4% and 4.6%, respectively, compared to the same periods last year. Concession pricing and film product mix are the two primary factors that impact our average concession sales per person. Films that appeal to families and teenagers, such as several of the top pictures during this year’s third quarter, generally produce greater concession sales compared to more adult-oriented films. Other revenues, which include management fees, pre-show advertising income, miscellaneous theatre revenues and family entertainment center revenues, increased slightly during our fiscal 2006 first three quarters compared to the prior year.

        Total theatre attendance increased 1.0% during the third quarter of fiscal 2006 compared to the same period last year. For the first three quarters of fiscal 2006, total attendance was down 6.7% compared to the first three quarters of fiscal 2005. The division’s fiscal 2006 third quarter results benefited from a strong four-week period beginning in late December when our box office receipts averaged double-digit increases compared to the prior year. This year’s results were negatively impacted by the fact that, during this year’s holiday season, Christmas Eve (the only night of the year on which our theatres close) and Christmas Day, as well as New Year’s Eve and New Year’s Day, were on a Saturday and Sunday, which are normally two of the biggest movie-going days of the week. February box office receipts were even with the prior year, representing a continued improvement compared to negative box office trends during the first half of fiscal 2006. Our highest grossing films during the quarter included Chronicles of Narnia: The Lion, The Witch and The Wardrobe, King Kong and Harry Potter and the Goblet of Fire. Each of these films grossed over $200 million nationally – the first time in history that three films exceeded that level during the holiday season.

        Film product for the fourth quarter has thus far underperformed compared to the prior year, but Easter is three weeks later this year and the studios typically time the release of their more promising films to coincide with the holiday vacation period. Projected hit films for early spring include Ice Age 2: The Meltdown and Scary Movie 4. May, the last month of our fiscal year, has the potential for four blockbusters, with Mission Impossible III, Poseidon, Over the Hedge and The Da Vinci Code all opening that month, compared with just one blockbuster movie – Star Wars: Episode III – Revenge of the Sith, which opened during this period last year. Looking ahead to the first quarter of fiscal 2007, potential hits include three computer-generated animated features with Pixar’s newest film Cars, along with Monster House and Ant Bully. Additional potential hits include X-Men 3, Click, The Break-Up, Superman Returns, Pirates of the Caribbean: Dead Man’s Chest, Miami Vice and M. Night Shyamalan’s latest movie, Lady in the Water. We are currently estimating that we will show approximately 180 films on our screens during calendar 2006 compared to 167 during calendar 2005. Generally, an increase in the quantity of films increases the potential for more blockbusters in any given year.

        Revenues for the theatre business and the motion picture industry in general are heavily dependent upon the general audience appeal of available films, together with studio marketing campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on demand and DVDs. These are factors over which we have no control. We continue to evaluate the potential impact that in-home technology, such as large screens and video gaming, has on movie-going. We also are analyzing the possible issues and advantages related to the anticipated introduction of digital projection technology in our theatres. We currently plan on testing digital cinema hardware and software in several of our theatres, possibly as early as our fourth quarter of fiscal 2006.

        We ended the first three quarters of fiscal 2006 with a total of 464 company-owned screens in 41 theatres and 40 managed screens in four theatres compared to 451 company-owned screens in 40 theatres and 40 managed screens in four theatres at the end of the same period last year. We have recently begun construction on a new 13-screen theatre in Sturtevant, Wisconsin. This theatre, which will include our seventh UltraScreen®, will ultimately replace two smaller theatres with the same number of total screens in Racine, Wisconsin. We also expect to begin construction in the next few weeks on a new 12-screen theatre in Green Bay, Wisconsin that will eventually replace an existing eight-screen theatre in that city. We continue to prepare a site in Brookfield, Wisconsin for development of our new flagship 16-screen UltraCinema™ that will replace two smaller existing theatres with 17 total screens in the same market. Construction on this theatre, which will include two UltraScreens, expanded food and beverage options and other upscale features and amenities previously not provided in our markets, is expected to begin this summer. The Sturtevant and Green Bay theatres may open as soon as December 2006 and the Brookfield “Majestic” theatre is tentatively targeted to open in Spring 2007. We continue to review opportunities for additional new locations and screen additions at existing locations. The actual timing of additional future development can and will change as we continue to evaluate the current theatre environment and what it may mean to the future design, size and features of our new theatres.

Hotels and Resorts

        The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the third quarter and first three quarters of fiscal 2006 and 2005 (in millions, except for variance percentage and operating margin).

	Third Quarter				First Three Quarters
			Variance				Variance
	F2006	F2005	Amt.	Pct.	F2006	F2005	Amt.	Pct.
Revenues	$29.4	$23.7	$5.7	24.2%	$111.4	$93.1	$18.3	19.6%
Operating income (loss)	(2.2)	(2.1)	(0.1)	-2.9%	11.4	10.5	0.9	9.1%
Operating margin	-7.3%	8.9%			10.2%	11.2%
(% of revenues)

        Our third quarter is historically the weakest quarter of the year for our hotels and resorts division due to reduced travel during the winter months to our predominantly Midwestern properties. Despite that, our hotels and resorts division recognized record revenues during our fiscal 2006 third quarter and first three quarters. Continued improvement in business travel, particularly from the short-term transient business traveler, and our two new company-owned hotels contributed to our improved revenues during the third quarter and first three quarters compared to the same periods last year. Operating income decreased slightly during the fiscal 2006 third quarter. Winter season operating losses at our two newest hotels (compared to no activity last year when these properties were not part of our portfolio) and start-up losses at our Oklahoma City Hilton Skirvin project negatively impacted our fiscal 2006 third quarter operating income comparison to the prior year by nearly $1.1 million. On a year-to-date basis, however, operating income has increased during the first three quarters compared to the prior year periods, despite over $400,000 of preopening expenses associated with our new hotels and continued start-up costs associated with our Oklahoma City project and Las Vegas condominium hotel project. The aforementioned items contributed to a slightly lower operating margin for our first three quarters of fiscal 2006.

        The total revenue per available room, or RevPAR, for comparable company-owned properties increased 15.6% and 8.8%, respectively, during our fiscal 2006 third quarter and first three quarters compared to the same periods last year. The increases in RevPAR were partially due to an increase in occupancy percentage (number of occupied rooms as a percentage of available rooms) of 5.0 and 3.4 percentage points, respectively, during these same periods. In addition, our overall average daily room rate, or ADR, for these comparable properties increased 4.4% and 3.4%, respectively, during the third quarter and first three quarters of fiscal 2006, compared to the same periods last year. The relative lack of new hotel supply growth and continued improvement in business travel demand contributed to these ADR increases after several years of stagnant or declining rates at our hotels and throughout the hotel industry.

        During the first week of our fiscal 2006 first quarter, we purchased the 220-room Wyndham Milwaukee Center hotel for a total cash purchase price of $23.6 million. The hotel features 12,000 square feet of meeting space, on-site parking, a restaurant and two lounges and complements our other two downtown Milwaukee, Wisconsin hotels. We anticipate our major renovation of this property will begin in our fiscal 2006 fourth quarter. This renovation will likely have some negative impact on this hotel’s operating results during the renovation period, which may carry into our fiscal 2007 year.

        We also opened another new hotel during the first week of our fiscal 2006 first quarter — the Four Points by Sheraton Chicago Downtown/Magnificent Mile. This hotel features 226 units (including 130 suites), an indoor swimming pool and fitness center, high-tech meeting rooms and an on-site parking facility. It also will lease space to several area restaurants. As previously noted, preopening expenses incurred at this property during the first quarter and non-comparable winter season operating losses have resulted in a small negative impact on division operating income comparisons year-to-date. Despite this circumstance, the initial guest response to this new hotel has exceeded our expectations to-date and we expect to benefit from favorable comparisons to last year during our fiscal 2006 fourth quarter and fiscal 2007 first quarter due to preopening expenses incurred at this property during those periods last year.

        Construction continues on our Las Vegas condominium hotel joint venture, the Platinum Hotel & Spa, with the property currently expected to open in early fiscal 2007. We expect to incur preopening costs related to this hotel during our fiscal 2006 fourth quarter, but as previously noted, we had similar preopening costs from our Chicago hotel during the same period last year. We also currently anticipate reporting a significant development profit from this project during our fiscal 2007 first quarter.

        During this year’s third quarter, we also completed work on the creation of a public-private venture that will restore the historic Skirvin Hotel in Oklahoma City. Renovation of this landmark hotel has begun, with a target opening date of February 2007. We will be the principal equity partner in this venture and, as a result, the hotel will be reported as a company-owned hotel when opened. We currently anticipate that our total equity investment in this venture will be approximately $10 million. During fiscal 2007, we expect to benefit from net federal and state historic tax credits of over $6.0 million related to this project. As a result, we anticipate that our fiscal 2007 overall effective income tax rate will continue to be significantly lower than our historical 39-40% range.

        The near-term outlook for the future performance of this division remains promising. Group business, which has been inconsistent during our fiscal 2006 first three quarters, particularly at our Grand Geneva Resort, appears to be improving. Our advanced bookings for the remainder of our fiscal 2006 fourth quarter and early months of fiscal 2007 are very encouraging. Subject to economic conditions and the potential negative impact of the start-up costs associated with new hotel projects, we currently expect continued improvement in our division operating results during the remainder of fiscal 2006 and early fiscal 2007.

        We continue to pursue several new growth opportunities as well. On March 17, 2006, we signed a definitive purchase agreement to acquire the Westin Columbus Hotel in downtown Columbus, Ohio. The Westin Columbus is a AAA four-diamond full-service historic hotel that currently includes 186 guest rooms and suites, more than 12,000 square feet of meeting, banquet and ballroom space, a restaurant and a cocktail lounge. We plan on remodeling the guest rooms and food and beverage facilities to further enhance the historic features of this hotel. The transaction is currently scheduled to close in April 2006. A number of the additional projects that we are currently exploring focus on expanding our hotel management business but may also include some small equity investments. We are also currently beginning several significant projects at the Grand Geneva Resort and Pfister Hotel in order to maintain and enhance the value of those properties.

Discontinued Operations

        Early in the second quarter of fiscal 2005, we sold substantially all of the assets of our limited-service lodging division and we reported a significant after-tax gain on the sale of discontinued operations. At the time of the sale, a portion of the sale proceeds was held in escrow pending completion of certain customary transfer requirements on several locations and several joint venture properties were excluded from the transaction. During the first quarter of fiscal 2006, the necessary transfer requirements for two of the escrowed locations were met and during the second quarter of fiscal 2006, one of the three remaining joint venture properties was sold. During the fiscal 2006 third quarter, the necessary transfer requirements for the remaining four escrowed locations were met and the sales of those properties were completed. As a result, additional net proceeds of $24.6 million were received and additional after-tax gains on sale of discontinued operations of $6.1 million were recognized during the first three quarters of fiscal 2006.

        The results of our limited-service lodging division have been accounted for as discontinued operations in our consolidated financial statements for the third quarter and first three quarters of fiscal 2006 and 2005. The following table sets forth revenues, operating income, income from discontinued operations and gain on sale of discontinued operations, net of applicable taxes, for our limited-service lodging division for the third quarter and first three quarters of fiscal 2006 and 2005 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2006	F2005	Amt.	Pct.	F2006	F2005	Amt.	Pct.
Revenues	$(0.2)	$(0.1)	$(0.1)	-153.9%	$0.6	$42.7	$(42.1)	-98.6%
Operating income (loss)	(0.3)	(1.0)	0.7	71.7%	(1.2)	6.0	(7.2)	-120.2%
Income (loss) from
discont. operations	(0.2)	(0.6)	0.4	75.3%	(0.7)	3.5	(4.2)	-120.6%
(net of income taxes)
Gain on sale of
discont. operations	1.8	2.1	(0.3)	-12.0%	6.1	73.0	(66.9)	-91.6%
(net of income taxes)

        Our fiscal 2006 third quarter and first three quarters operating results included results from the remaining joint venture Baymont Inns & Suites that were excluded from the sale and are now operating as Baymont franchises. We are actively exploring opportunities to sell the remaining two properties and, as a result, we continue to include their operating results in discontinued operations. Our fiscal 2006 first three quarters loss from discontinued operations included a one-time charge to earnings related to the costs associated with exiting leased office space for our former limited-service lodging division.

        Early in our fiscal 2005 third quarter, we sold the Miramonte Resort, which had previously been included in our hotels and resorts segment results. The results of the Miramonte Resort have been accounted for as discontinued operations in our consolidated financial statements for the third quarter and first three quarters of fiscal 2006 and 2005. The following table sets forth revenues, operating loss, loss from discontinued operations and gain on sale of discontinued operations, net of applicable taxes, for the Miramonte Resort for the third quarter and first three quarters of fiscal 2006 and 2005 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2006	F2005	Amt.	Pct.	F2006	F2005	Amt.	Pct.
Revenues	$--	$0.1	$(0.1)	-100.0%	$--	$3.4	$(3.4)	-100.0%
Operating loss	--	(0.3)	0.3	94.0%	(0.1)	(1.9)	1.8	96.2%
Loss from
discont. operations	--	(0.2)	0.2	94.5%	--	(1.2)	1.2	96.2%
(net of income taxes)
Gain (loss) on sale of
discont. operations	(0.1)	3.6	(3.7)	-102.3%	(0.1)	3.6	(3.7)	-102.3%
(net of income taxes)

FINANCIAL CONDITION

        Our movie theatre and hotels/resorts businesses each generate significant and consistent daily amounts of cash because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, together with our substantial cash balances and the availability of $125 million of unused credit lines as of the end of the third quarter, will be adequate to support the near-term anticipated ongoing operational liquidity needs of our businesses.

        Net cash provided by operating activities increased by $21.7 million during the first three quarters of fiscal 2006 to $28.3 million, compared to $6.6 million during the prior year’s first three quarters. The increase was due primarily to our payment of significant income taxes related to the gain on sale of the limited-service lodging division and Miramonte Resort during fiscal 2005, partially offset by reduced earnings from discontinued operations and an unfavorable comparison in other current assets and collections of accounts and notes receivable.

        Net cash provided by investing activities during the fiscal 2006 first three quarters totaled $13.5 million, compared to net cash provided by investing activities of $183.0 million during the fiscal 2005 first three quarters. The decrease in net cash provided by investing activities was primarily the result of $349.2 million of net cash proceeds received from the sale of our limited-service lodging division and $28.5 million of net cash proceeds received from the sale of our Miramonte Resort during fiscal 2005 (of which $155.2 million was invested with intermediaries in conjunction with tax deferral opportunities we were exploring at the time), and increased fiscal 2006 capital expenditures and acquisition costs. Fiscal 2006 net cash provided by investing activities also benefited from $24.6 million in net cash proceeds received from the sale of our remaining limited-service lodging properties and $29.0 million in proceeds received from intermediaries upon expiration of the tax deferral opportunities we were exploring. In addition, we have received $7.8 million year-to-date from Oklahoma City in conjunction with their contribution to the renovation of the Hilton Skirvin Hotel. Upon completion of this project, the city’s total contribution, which is expected to be over $11 million, will be reported as an offset to our property and equipment and will reduce future depreciation expense for this asset.

        Capital expenditures totaled $47.4 million, including the $23.6 million acquisition of the Wyndham Milwaukee Center hotel, during the first three quarters of fiscal 2006 compared to $40.1 million during the prior year’s first three quarters. Fiscal 2006 first three quarters capital expenditures included $40.6 million incurred in our hotels and resorts division, the majority of which was related to our purchase of the Wyndham Milwaukee Center hotel, completion of our Chicago hotel construction and beginning of construction on the Oklahoma City hotel project. In addition, we incurred capital expenditures of approximately $5.8 million in our theatre division, including costs associated with a parking structure at one of our Chicago-area theatres, and $1.0 million in our corporate real estate division. Based upon a review of the projected timing of several previously identified capital projects in our two divisions as of the end of the third quarter, we estimate that our total capital expenditures for all of fiscal 2006 will be approximately $75 to $80 million, including the recently announced purchase of the Westin Columbus hotel.

        Net cash used in financing activities during the first three quarters of fiscal 2006 totaled $8.1 million compared to net cash used in financing activities of $22.9 million during the first three quarters of fiscal 2005. We used certain amounts of our available cash during the first three quarters of last year to reduce our outstanding commercial paper borrowings, accounting for the majority of the change in the first three quarters of fiscal 2006 versus last year same period. Our principal payments on notes payable and long-term debt totaled $11.4 million during the first three quarters of fiscal 2006 compared to $39.6 million during the same period last year. New debt of $5.6 million related to our Chicago hotel was added during the first three quarters of fiscal 2006, compared to $15.3 million of new debt added during the same period last year. Our debt-capitalization ratio was 0.27 at February 23, 2006. After taking into consideration the impact of our special cash dividend, paid on the first day of our fiscal 2006 fourth quarter, our adjusted debt-capitalization ratio would be .39, still significantly below our historical levels.

        In evaluating the use of the proceeds from the sale of our limited-service lodging division, we believed it was appropriate to return a portion of the value we had created in that business to our shareholders and to provide them with added liquidity for their investment. In addition, in order to provide additional stability to our shareholder return and emphasize our commitment to increasing long-term shareholder value, we also increased our regular quarterly dividend by 36% to $.075 per share of common stock.

        We obtained a private letter ruling from the Internal Revenue Service which provided that the special dividend will be treated as a distribution in partial liquidation pursuant to Sections 302(b)(4) and 302(e)(1) of the Internal Revenue Code. For shareholders that are not corporations, this means that the special distribution will generally be treated as payment in exchange for stock in the Company that is constructively redeemed. Non-corporate shareholders will generally recognize capital gain or loss on this constructive exchange to the extent of the difference between the amount of the special distribution and their adjusted basis of the shares constructively surrendered. Corporate shareholders generally will not be eligible for capital gains treatment with respect to the special distribution. Shareholders should consult with their tax advisors with respect to the tax consequences of the special distribution.

        The actual timing and extent of the implementation of our current expansion plans and use of the remaining cash on our balance sheet will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.

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

b.	Changes in internal controls over financial reporting

There were no significant changes in our internal controls identified in connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds; Purchases of Equity Securities by the Issuer

        Through February 23, 2006, our board of directors has approved the repurchase of up to 4.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

        The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were from employees who tendered shares in connection with the exercise of stock options and pursuant to the publicly announced repurchase authorizations described above.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
November 25 – December 23	81,600	24.55	1.8 million
December 24 – January 23	23,270	24.89	1.8 million
January 24 – February 23	31,039	23.53	1.7 million

Total/Average	135,909	24.38	1.7 million

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: April 4, 2006	By: /s/ Stephen H. Marcus
Stephen H. Marcus,
Chairman of the Board, President and
Chief Executive Officer
DATE: April 4, 2006	By: /s/ Douglas A. Neis
Douglas A. Neis
Chief Financial Officer and Treasurer

S-1