Form 10-K
period 2006-05-25
MARCUS CORP
filed 2006-08-08
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 of the
Securities Exchange Act of 1934 for the fiscal year ended May 25, 2006

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

We are not a well-known seasoned issuer (as defined in rule 405 of the Securities Act).

We are required to file reports pursuant to Section 13 or 15(d) of the Act. We have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and have been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in our definitive proxy statement incorporated by reference in Part III of this Form 10-K.

We are an accelerated filer (as defined in Rule 12b-2 of the Act).

We are not a shell company (as defined in Rule 12b-2 of the Act).

The aggregate market value of the voting common equity held by non-affiliates as of November 24, 2005 and August 4, 2006 was $523,986,379.35 and $437,225,176.96, respectively. This value includes all shares of our Common Stock, except for shares beneficially owned by our directors and executive officers listed in Part I below.

As of November 24, 2005 and August 4, 2006, there were 21,352,968 and 21,425,341 shares of our Common Stock, $1 par value, and 9,090,471 and 8,953,691 shares of our Class B, Common Stock, $1 par value, outstanding, respectively.

Portions of our definitive Proxy Statement for our 2006 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year and, upon such filing, will be incorporated by reference into Part III to the extent indicated therein.

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

        As of May 25, 2006, our theatre operations included 45 movie theatres with 504 screens throughout Wisconsin, Ohio, Illinois and Minnesota, including four movie theatres with 40 screens in Illinois and Wisconsin owned by third parties but managed by us. We also operate a family entertainment center, Funset Boulevard, that is adjacent to one of our theatres in Appleton, Wisconsin.

        As of May 25, 2006, our hotels and resorts operations included eight owned and operated hotels and resorts in Wisconsin, Missouri, Illinois and Ohio. We also manage five hotels for third parties in Wisconsin, Minnesota, Texas and California and a vacation ownership club in Wisconsin.

        Both of these business segments are discussed in detail below.

Strategic Plans

        Our current strategic plans include the following goals and strategies:

•	After two consecutive years of no expansion in our theatre division, our growth goals and operating strategies for this division have several areas of focus. Our current plans for growth include a modest number of screen additions and new builds, with a current emphasis on replacing and enhancing existing theatres. We currently anticipate fiscal 2007 capital expenditures in this division to be approximately $35 to $40 million, with the majority related to the completion of three new theatres currently under construction. A 13-screen theatre in Sturtevant, Wisconsin, which will include our seventh UltraScreen®, will ultimately replace two smaller theatres with the same number of total screens in Racine, Wisconsin. A new 12-screen theatre in Green Bay, Wisconsin will eventually replace an existing eight-screen theatre in the same city. In addition, a new flagship 16-screen UltraCinema™ is currently under construction in Brookfield, Wisconsin that will replace two smaller existing theatres with 17 total screens in the same market. This new theatre, called “The Majestic,” will include two 72-foot wide UltraScreens and a multi-use auditorium called the Palladium, fully equipped for live performances, meetings and movies. In addition, the new theatre will include expanded food and beverage options, including two cafes and a separate lounge that will serve alcoholic beverages. With other upscale features and amenities previously not provided in our markets, we believe we are introducing an entertainment destination that will further define and enhance the customer value proposition for movie-going in the future. The Sturtevant and Green Bay theatres are scheduled to open by December 2006 and the Brookfield “Majestic” theatre is tentatively targeted to open in Spring 2007. We continue to review opportunities for additional new locations and screen additions at existing locations. Expansion opportunities for the division may also include potential acquisitions and the potential addition of new management contracts.

•	In order to maintain and enhance the value of our existing theatre assets, we also began work during fiscal 2004 on a program we call Project 2010, a major initiative that is focused on upgrading and remodeling up to approximately 28 of our theatres over the next several years. Each of these updated theatres will feature enhanced art deco facades and luxurious interior design packages that include remodeled lobbies, entries and concession areas equipped with self-serve soft drinks. Fifteen theatres have already been upgraded, with five additional theatres scheduled for upgrade during fiscal 2007. We are also analyzing the possible issues and advantages related to the anticipated introduction of digital projection technology in our theatres. We are currently testing digital cinema hardware and software and anticipate the testing to continue during fiscal 2007. Once we have completed testing and a suitable financing methodology has been determined (all film studios have preliminarily indicated that they will participate in the financing of this new technology implementation), we anticipate a broader roll-out of digital cinema into our theatres. The potential goal is to deliver an improved film presentation to our guests as well as the development of additional strategies to maximize the opportunities for alternate programming that may be available to us with this technology.

•	Our hotels and resorts division continues to have a goal of increasing the number of rooms either managed or owned to up to approximately 6,000 rooms over the next three to four years. We added 446 rooms to our portfolio early in fiscal 2006 with the opening of the company-owned Four Points by Sheraton in downtown Chicago, Illinois and the purchase of the Wyndham Milwaukee Center in downtown Milwaukee, Wisconsin. We added another 186 rooms during our fiscal 2006 fourth quarter with the purchase of the Westin Columbus hotel in downtown Columbus, Ohio. Two additional facilities currently under development, the Platinum Hotel & Spa in Las Vegas, Nevada (a condominium-hotel joint venture project that we will manage upon completion) and the Hilton Skirvin in Oklahoma City, Oklahoma (a public-private redevelopment project pursuant to which we would be the principal private equity participant and manager), will add a combined 480 rooms upon completion during fiscal 2007, bringing our total number of rooms under management to approximately 4,000. We continue to pursue additional growth opportunities with an emphasis on management contracts for other owners. A number of the projects that we are currently exploring may also include some small equity investments as well. Our plans also include continued reinvestment in our existing properties in order to maintain and increase the value of these facilities. Our fiscal 2007 plans include several projects at our flagship Pfister Hotel and Grand Geneva Resort & Spa properties, as well as major renovations at our newly acquired Wyndham Milwaukee Center and Westin Columbus hotels. Including the renovation costs related to the Hilton Skirvin, which will be financed primarily by additional contributions from Oklahoma City and separate non-recourse project debt, we currently anticipate our fiscal 2007 hotels and resorts capital expenditures to be approximately $60 to $70 million. We expect these aforementioned development projects and investments in existing assets, plus anticipated improvements at our core properties, to provide potential earnings growth opportunities during fiscal 2007 and beyond.

•	In addition to operational and growth strategies in our operating divisions, we will continue to seek additional opportunities to enhance shareholder value, including strategies related to dividend policy, share repurchases and asset divestitures. At the same time that we announced our decision to return a substantial portion of the proceeds from the sale of our limited-service lodging division to our shareholders in the form of a $7.00 per share special dividend, we also increased our regular quarterly dividend by 36% to $.075 per share of common stock. Beginning in May 2006 and continuing into the first quarter of fiscal 2007, we have repurchased nearly 400,000 shares of our common stock in the open market under an existing board authorization. Early in our fiscal 2007 first quarter, we sold the remaining inventory of real estate and development costs associated with our vacation ownership development adjacent to the Grand Geneva Resort at a small gain, exiting a business that had contributed operating losses during each of the last two years. We will also continue to evaluate opportunities to sell real estate when appropriate, benefiting from the underlying value of our real estate assets. In addition to the previously mentioned potential sale of two valuable theatre parcels in Brookfield, Wisconsin, we have the opportunity to sell out-parcels at our new theatre developments in Green Bay and Sturtevant, Wisconsin in addition to other non-operating, non-performing real estate in our portfolio.

Theatre Operations

        At the end of fiscal 2006, we owned or operated 45 movie theatre locations with a total of 504 screens in Wisconsin, Illinois, Minnesota and Ohio for an average of 11.2 screens per location, compared to an average of 11.2 screens per location at the end of fiscal 2005 and 10.7 at the end of fiscal 2004. Included in the fiscal 2006, 2005 and 2004 totals were four theatres with 40 screens that we managed for other owners. Our 41 company-owned facilities include 20 megaplex theatres (12 or more screens), representing 68% of our total screens, 19 multiplex theatres (two to 11 screens) and two single-screen theatres.

        During fiscal 2006, we began construction on our new 12-screen theatre in Green Bay, Wisconsin and on our new 13-screen theatre in Sturtevant/Racine, Wisconsin. The new theatres in Green Bay and Sturtevant/Racine, Wisconsin will replace older existing facilities to offer moviegoers the latest technology and amenities. In early fiscal 2007, we broke ground on our new flagship theatre, to be called “The Majestic,” in Brookfield, Wisconsin. The Majestic will replace two smaller existing theatres with 17 screens in the same market and is expected to feature 16 stadium-style auditoriums, including two 72-feet-wide UltraScreens®, a multi-use auditorium and will also include two cafés and a lounge. At fiscal year-end, we operated 484 first-run screens, 40 of which are operated under management contracts, and 20 budget-oriented screens.

        Revenues for the theatre business, and the motion picture industry in general, are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. Two fiscal 2006 films produced box office receipts in excess of $3 million for our circuit, compared to five films that reached that amount during fiscal 2005. The following five fiscal 2006 films produced the most box office receipts for our circuit: Harry Potter and the Goblet of Fire, Chronicles of Narnia: The Lion, The Witch and The Wardrobe, War of the Worlds, Star Wars: Episode III – Revenge of the Sith and Wedding Crashers.

        We obtain our films from several national motion picture production and distribution companies and are not dependent on any single motion picture supplier. Our booking, advertising, concession purchases and promotional activities are handled centrally by our administrative staff.

        We strive to provide our movie patrons with high-quality picture and sound presentation in clean, comfortable, attractive and contemporary theatre environments. Substantially all of our movie theatre complexes feature either digital sound, Dolby or other stereo sound systems; acoustical ceilings; side wall insulation; engineered drapery folds to eliminate sound imbalance, reverberation and distortion; tiled floors; loge seats; cup-holder chair-arms; and computer-controlled heating, air conditioning and ventilation. We offer stadium seating, a tiered seating system that permits unobstructed viewing, at approximately 90% of our first-run screens. Computerized box offices permit all of our movie theatres to sell tickets in advance. Our theatres are accessible to persons with disabilities and provide wireless headphones for hearing-impaired moviegoers. Other amenities at certain theatres include THX auditoriums, which allow customers to hear the softest and loudest sounds, and touch-screen, computerized, self-service ticket kiosks, which simplify advance ticket purchases. We own a minority interest in MovieTickets.com, a joint venture of movie and entertainment companies that was created to sell movie tickets over the internet and represents a large majority of the top 50 market theatre screens throughout the United States and Canada. As a result of our association with MovieTickets.com, moviegoers can buy tickets to movies at any of our first-run theatres via the internet and print them at home.

        We are currently testing digital cinema hardware and software in our theatres. Digital cinema may be able to deliver an improved film presentation to our customers, but the reliability of the hardware and software and the potential costs associated with this new technology are yet to be determined. Upon completion of successful testing and the determination of a suitable financing methodology (all film studios have preliminarily indicated that they will participate in the financing of the new technology implementation), we would anticipate a broader roll-out of digital cinema to our theatres in the future.

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

Hotels and Resorts Operations

The Pfister Hotel

        We own and operate the Pfister Hotel, which is located in downtown Milwaukee, Wisconsin. The Pfister Hotel is a full service luxury hotel and has 307 guest rooms (including 82 luxury suites and 176 tower rooms), three restaurants, two cocktail lounges and a 275-car parking ramp. The Pfister also has 24,000 square feet of banquet and convention facilities. The Pfister’s banquet and meeting rooms accommodate up to 3,000 people and the hotel features two large ballrooms, including one of the largest ballrooms in the Milwaukee metropolitan area, with banquet seating for 1,200 people. A portion of the Pfister’s first-floor space is leased for use by retail tenants. In fiscal 2006, the Pfister Hotel earned its 30th consecutive four-diamond award from the American Automobile Association. The Pfister is also a member of Preferred Hotels and Resorts Worldwide Association, an organization of independent luxury hotels and resorts, and the Association of Historic Hotels of America. We are currently adding a new signature restaurant to this hotel (replacing an existing restaurant) and we are adding a new spa and salon. Renovations to guest rooms and meeting spaces are also planned at this hotel.

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

The Grand Geneva Resort & Spa

        We own and operate the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin, which is the largest convention resort in Wisconsin. This full-facility destination resort is located on 1,300 acres and includes 355 guest rooms, 50,000 square feet of banquet, meeting and exhibit space, 6,600 square feet of ballroom space, three specialty restaurants, two cocktail lounges, two championship golf courses, several ski-hills, two indoor and five outdoor tennis courts, three swimming pools, a spa and fitness complex, horse stables and an on-site airport. In fiscal 2006, the Grand Geneva Resort & Spa earned its 8th consecutive four-diamond award from the American Automobile Association. A major conference center expansion, which will add approximately 12,000 square feet of meeting space to the resort, is currently under development and we are reviewing plans for a major renovation of the outdoor pool complex.

        Through fiscal 2006, we managed and sold units of a vacation ownership development, the Marcus Vacation Club, that is adjacent to the Grand Geneva Resort & Spa. The development includes 62 timeshare units and a timeshare sales center. In early fiscal 2007, we sold the remaining inventory in this development to Orange Lake Resort & Country Club of Orlando, Florida, but will continue to provide hospitality management services for the property, including check-in, housekeeping and maintenance.

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

Four Points by Sheraton Chicago Downtown/Magnificent Mile

        We own and operate the Four Points by Sheraton Chicago Downtown/Magnificent Mile, a 226-room (including 130 suites) hotel in Chicago, Illinois. The Four Points by Sheraton Chicago Downtown/Magnificent Mile has affordable, well-appointed guestrooms and suites, 3,000 square feet of high-tech meeting rooms, an indoor swimming pool and fitness room and an on-site parking facility. The hotel will also lease space to several area restaurants, with one restaurant currently under development.

Wyndham Milwaukee Center

        We own and operate the Wyndham Milwaukee Center in Milwaukee, Wisconsin. The Wyndham Milwaukee Center has 220 rooms, 12,000 square feet of flexible banquet and meeting space, on-site parking, a restaurant and two lounges and is located in the heart of Milwaukee’s theatre and financial district. A major renovation of this hotel is expected to begin during our fiscal 2007 second quarter.

Westin Columbus

        During the last month of fiscal 2006, we acquired the Westin Columbus in Columbus, Ohio. The Westin Columbus is a AAA four-diamond full-service historic hotel that currently includes 186 rooms and suites and offers more than 12,000 square feet of meeting, banquet and ballroom space, a restaurant and a cocktail lounge. The hotel is located in the heart of the downtown business district and is connected to the Southern Theatre, a historically restored performing arts theater. We anticipate a substantial renovation of this property during our fiscal 2007 and we will consider adding a majority equity partner to this hotel in the future.

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

        Two new hotels are currently under construction that we will manage upon completion of the respective projects. The Platinum Hotel & Spa will be a luxury condominium hotel just off the Las Vegas Strip that will feature 255 condo units, a luxury spa, indoor and outdoor swimming pools, 8,440 square feet of meeting space, restaurants, lounge and an upscale bar. We own 50% of the joint venture developing this hotel, which is expected to open in September 2007. We are also participating, as the principal equity partner, in a joint venture to restore and then manage the Skirvin Hotel in Oklahoma City, the oldest hotel in Oklahoma. Renovation of this historic hotel began in fiscal 2006 and is expected to be completed in February 2007. When completed, this hotel is expected to have 225 rooms and 25,000 square feet of meeting space.

Competition

        Both of our businesses experience intense competition from national, regional and local chain and franchise operations, some of which have substantially greater financial and marketing resources than we have. Most of our facilities are located in close proximity to competing facilities.

        Our movie theatres compete with large national movie theatre operators, such as AMC Entertainment, Cinemark, Regal Cinemas and Carmike Cinemas, as well as with a wide array of smaller first-run exhibitors. Movie exhibitors also generally compete with the home video, pay-per-view and cable television markets. We believe that such ancillary markets have assisted the growth of the movie theatre industry by encouraging the production of first-run movies released for initial movie theatre exhibition, which has historically established the demand for such movies in these ancillary markets.

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

Seasonality

        Historically, our first fiscal quarter has produced the strongest operating results because this period coincides with the typical summer seasonality of the movie theatre industry and the summer strength of our lodging business. Our third fiscal quarter has historically produced the weakest operating results in our hotels and resorts division primarily due to the effects of reduced travel during the winter months. Our third fiscal quarter for our theatre division has historically been our second strongest quarter but is heavily dependent upon the quantity and quality of films released during the Thanksgiving to Christmas holiday period.

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

Employees

        As of the end of fiscal 2006, we had approximately 5,300 employees, over one-half of whom were employed on a part-time basis. A number of our (1) hotel employees in Minneapolis, Minnesota are covered by a collective bargaining agreement that expires on April 30, 2010; (2) operating engineers in the Hilton Milwaukee City Center and Pfister Hotel are covered by collective bargaining agreements that expire on December 31, 2006 and April 30, 2007, respectively; (3) hotel employees in the Hilton Milwaukee City Center and the Pfister Hotel are covered by a collective bargaining agreement that expires on August 15, 2006; (4) painters in the Hilton Milwaukee City Center and the Pfister Hotel are covered by a collective bargaining agreement that expires on May 31, 2008; (5) projectionists at the Chicago, Illinois theatres that we manage for a third party are covered by a collective bargaining agreement that expires on October 14, 2006; (6) projectionists at other Chicago locations are currently actively negotiating a new collective bargaining agreement and the current agreement has been extended for the duration of these negotiations; (7) projectionists in Madison, Wisconsin are covered by a collective bargaining agreement that expires on April 2, 2008; and (8) projectionists in Milwaukee, Wisconsin are covered by a collective bargaining agreement that expires on May 30, 2007.

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

Item 1A.	Risk Factors.

        The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

The Lack of Both the Quantity and Audience Appeal of Motion Pictures May Adversely Affect Our Financial Results.

        The financial results of our movie theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. The relative success of our movie theatre business will continue to be largely dependent upon the quantity and audience appeal of films made available by the movie studios and other producers. Also, our quarterly results of operations are significantly dependent on the quantity and audience appeal of films that we exhibit during each quarter. As a result, our quarterly results may be unpredictable and somewhat volatile.

Our Financial Results May be Adversely Impacted by Unique Factors Affecting the Theatre Exhibition Industry, Such as the Shrinking Video Release Window, the Increasing Piracy of Feature Films and the Increasing Use of Alternative Film Distribution Channels and Other Competing Forms of Entertainment.

        Over the last decade, the average video release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available on video or DVD, has decreased from approximately six months to less than four and one-half months. We cannot assure you that this release window, which is determined by the film studios, will not shrink further, which could have an adverse impact on our movie theatre business and results of operations.

        Piracy of motion pictures is prevalent in many parts of the world. Technological advances allowing the unauthorized dissemination of motion pictures increase the threat of piracy by making it easier to create, transmit and distribute high quality unauthorized copies of such motion pictures. The proliferation of unauthorized copies and piracy of motion pictures may have an adverse effect on our movie theatre business and results of operations.

        We face competition for movie theatre patrons from a number of alternative motion picture distribution channels, such as DVD, network, cable and satellite television, video on-demand, pay-per-view television and downloading utilizing the internet. We also compete with other forms of entertainment competing for our patrons’ leisure time and disposable income such as concerts, amusement parks, sporting events, home entertainment systems, video games and portable entertainment devices such as the iPod®. An increase in popularity of these alternative film distribution channels and competing forms of entertainment may have an adverse effect on our movie theatre business and results of operations.

The Relative Industry Supply of Available Rooms at Comparable Lodging Facilities May Adversely Affect Our Financial Results.

        Historically, a material increase in the supply of new hotel rooms in a market can destabilize that market and cause existing hotels to experience decreasing occupancy, room rates and profitability. If such over-supply occurs in one or more of our major markets, we may experience an adverse effect on our hotels and resorts business and results of operations.

Our Businesses are Heavily Capital Intensive and Preopening and Start-Up Costs and Increasing Depreciation Expenses May Adversely Affect Our Financial Results.

        Both our movie theatre and hotels and resorts businesses are heavily capital intensive. Purchasing properties and buildings, constructing buildings, renovating and remodeling buildings and investing in joint venture projects all require substantial upfront cash investments before these properties, facilities and joint ventures can generate sufficient revenues to pay for the upfront costs and positively contribute to our profitability. In addition, many growth opportunities, particularly for our hotels and resorts division, require lengthy development periods during which significant capital is committed and preopening costs and early start-up losses are incurred. We expense these preopening and start-up costs currently. As a result, our results of operations may be adversely affected by our significant levels of capital investments. Additionally, to the extent we capitalize our capital expenditures, our depreciation expenses may increase, thereby adversely affecting our results of operations.

Adverse Economic Conditions in Our Markets May Adversely Affect Our Financial Results.

        Downturns or adverse economic conditions affecting the United States economy generally, and particularly downturns or adverse economic conditions in the Midwest and in our other markets, adversely affect our results of operations, particularly with respect to our hotels and resorts division. Poor economic conditions can significantly adversely affect the business and group travel customers, which are the largest customer segments for our hotels and resorts division. Additionally, although our theatre business has historically performed well during economic downturns as consumers seek less expensive forms of out-of-home entertainment, a significant reduction in consumer confidence or disposable income in general may temporarily affect the demand for motion pictures or severely impact the motion picture production industry, which, in turn, may adversely affect our results of operations.

Adverse Weather Conditions, Particularly During the Winter in the Midwest and in Our Other Markets, May Adversely Affect Our Financial Results.

        Poor weather conditions adversely affect business and leisure travel plans, which directly impacts our hotels and resorts division. In addition, theatre attendance on any given day may be negatively impacted by adverse weather conditions. In particular, adverse weather during peak movie-going weekends or holiday time periods may negatively affect our results of operations. Adverse winter weather conditions may also increase our snow removal and other maintenance costs in both of our divisions.

Each of Our Business Segments and Properties Experience Ongoing Intense Competition.

        In each of our businesses we experience intense competition from national, regional and local chain and franchise operations, some of which have substantially greater financial and marketing resources than we have. Most of our facilities are located in close proximity to other facilities which compete directly with ours. The motion picture exhibition industry is fragmented and highly competitive with no significant barriers to entry. Theatres operated by national and regional circuits and by small independent exhibitors compete with our theatres, particularly with respect to film licensing, attracting patrons and developing new theatre sites. Moviegoers are generally not brand conscious and usually choose a theatre based on its location, the films showing there and its amenities. With respect to our hotels and resorts division, our ability to remain competitive and to attract and retain business and leisure travelers depends on our success in distinguishing the quality, value and efficiency of our lodging products and services from those offered by others. If we are unable to compete successfully in either of our divisions, this could adversely affect our results of operations.

Our Ability to Identify Suitable Properties to Acquire, Develop and Manage Will Directly Impact Our Ability to Achieve Certain of Our Growth Objectives.

        A portion of our ability to successfully achieve our growth objectives in both our theatre and hotels and resorts divisions is dependent upon our ability to successfully identify suitable properties to acquire, develop and manage. Failure to successfully identify, acquire and develop suitable and successful locations for new lodging properties and theatres will substantially limit our ability to achieve these important growth objectives.

Our Properties are Subject to Risks Relating to Acts of God, Terrorist Activity and War and Any Such Event May Adversely Affect our Financial Results.

        Acts of God, natural disasters, war (including the potential for war), terrorist activity (including threats of terrorist activity), epidemics (such as SARs and bird flu), travel-related accidents, as well as political unrest and other forms of civil strife and geopolitical uncertainty may adversely affect the lodging and movie exhibition industries and our results of operation. Terrorism incidents, such as the events of September 11, 2001, and wars, such as the Iraq war in 2003, significantly impact business and leisure travel and consequently demand for hotel rooms. In addition, inadequate preparedness, contingency planning, insurance coverage or recovery capability in relation to a major incident or crisis may prevent operational continuity and consequently impact the reputation of our businesses.

Our Results May be Seasonal, Resulting in Unpredictable and Non-Representative Quarterly Results.

        Historically, our first fiscal quarter has produced our strongest operating results because this period coincides with the typically strong summer performance of the movie theatre industry and the summer strength of our lodging business. Our third fiscal quarter has historically produced our weakest operating results in our hotels and resorts division, primarily due to the affects of reduced travel during the winter months. Our third fiscal quarter for our theatre division has historically been our second strongest quarter but is heavily dependent upon the quantity and quality of films released during the Thanksgiving to Christmas holiday period.

Item 1B.	Unresolved Staff Comments.

        None.

Item 2.	Properties.

        We own the real estate of a substantial portion of our facilities, including, as of May 25, 2006, the Pfister Hotel, the Hilton Milwaukee City Center, the Hilton Madison at Monona Terrace, the Grand Geneva Resort & Spa, the Hotel Phillips, the Wyndham Milwaukee Center, the Westin Columbus and the majority of our theatres. We lease the remainder of our facilities. As of May 25, 2006, we also managed five hotel properties and four theatres that are owned by third parties. Additionally, we own properties acquired for the future construction and operation of new facilities. All of our properties are suitably maintained and adequately utilized to cover the respective business segment served.

        Our owned, leased and managed properties are summarized, as of May 25, 2006, in the following table:

Business Segment	Total Number of Facilities in Operation	Owned(1)	Leased from Unrelated Parties(2)	Managed for Related Parties	Managed for Unrelated Parties(2)
Theatres:
Movie Theatres	45	32	9	0	4
Family Entertainment Center	1	1	0	0	0

Hotels and Resorts:
Hotels	12	6	1	0	5
Resorts	1	1	0	0	0
Vacation Ownership	1	0	0	0	1
Limited-Service Lodging:
Baymont Inns & Suites	2	0	0	2	0

Total	62	40	10	2	10

(1)	Two of the movie theatres are on land leased from unrelated parties. One of these land leases is month-to-month and the associated movie theatre is scheduled to close during fiscal 2007.
(2)	The nine theatres leased from unrelated parties have 59 screens and the four theatres managed for unrelated parties have 40 screens. Five of the nine leased theatres (18 screens) are scheduled to close during fiscal 2007.

        Certain of the above individual properties or facilities are subject to purchase money or construction mortgages or commercial lease financing arrangements, but we do not consider these encumbrances, individually or in the aggregate, to be material.

        Over 90% of our operating property leases expire on various dates after the end of fiscal 2007 (assuming we exercise all of our renewal and extension options).

Item 3.	Legal Proceedings.

        We do not believe that any pending legal proceedings involving us are material to our business. No legal proceeding required to be disclosed under this item was terminated during the fourth quarter of fiscal 2006.

Item 4.	Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2006.

EXECUTIVE OFFICERS OF COMPANY

        Each of our executive officers is identified below together with information about each officer’s age, position and employment history for at least the past five years:

Name	Position	Age
Stephen H. Marcus	Chairman of the Board, President and Chief Executive Officer	71
Bruce J. Olson	Senior Vice President and President of Marcus Theatres Corporation	56
Thomas F. Kissinger	Vice President, General Counsel and Secretary	46
Douglas A. Neis	Chief Financial Officer and Treasurer	47
William J. Otto	President and Chief Operating Officer of Marcus Hotels, Inc.	50
Gregory S. Marcus	Senior Vice President - Corporate Development	41

        Stephen H. Marcus has been our Chairman of the Board since December 1991 and our President and Chief Executive Officer since December 1988. Mr. Marcus has worked at the Company for 44 years.

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

        Gregory S. Marcus joined the Company in March 1992 as Director of Property Management/Corporate Development. He was promoted in 1999 to Senior Vice President – Corporate Development and became an executive officer of the Company in July 2005. He was elected to serve on our Board of Directors in October 2005.

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

        Our Common Stock, $1 par value, is listed and traded on the New York Stock Exchange under the ticker symbol “MCS.” Our Class B Common Stock, $1 par value, is neither listed nor traded on any exchange. During each quarter of fiscal 2005 and the first and second quarters of fiscal 2006, we paid a dividend of $0.055 per share of our Common Stock and $0.05 per share of our Class B Common Stock. During the third and fourth quarters of fiscal 2006, we paid a dividend of $0.075 per share of our Common Stock and $0.06818 per share of our Class B Common Stock. Additionally, on January 17, 2006, the Company announced the declaration of a special cash distribution of $7.00 per share on the Company’s Common Stock and Class B Common Stock, which was paid on February 24, 2006. On February 27, 2006, during the Company’s fourth quarter, the Company’s stock began trading ex-dividend, reflecting the special distribution. The following table lists the high and low sale prices of our Common Stock for the periods indicated, which have been retroactively reduced for all periods prior to February 27, 2006 by $7.00 per share to adjust for the special cash distribution.

Fiscal 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$15.73	$18.34	$18.95	$19.99
Low	$12.18	$11.35	$14.05	$15.20

Fiscal 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$12.70	$15.69	$19.00	$17.04
Low	$8.50	$11.71	$15.08	$10.90

        On August 4, 2006, there were 2,236 shareholders of record of our Common Stock and 56 shareholders of record of our Class B Common Stock.

(b)	Stock Repurchases

        As of May 25, 2006, our Board of Directors had authorized the repurchase of up to 4.7 million shares of our outstanding Common Stock. Pursuant to this board authorization, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. Pursuant to this board authorization, we have repurchased approximately 3.1 million shares of Common Stock as of May 25, 2006. This board authorization does not have an expiration date.

        The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were made in the open market and pursuant to the publicly announced repurchase authorization described above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
February 24 - March 23	--	N/A	--	1,732,249
March 24 - April 23	--	N/A	--	1,732,249
April 24 - May 25	174,127	$17.83	174,127	1,558,122

Total	174,127	$17.83	174,127	1,558,122

Item 6.	Selected Financial Data.

Five-Year Financial Summary

	2006	2005	2004	2003	2002
Operating Results
(in thousands)
Revenues(1)	$289,244	267,058	269,221	255,414	247,287
Earnings from continuing operations(1)	$22,468	19,578	18,562	14,851	13,288
Net earnings	$28,271	99,221	24,611	20,556	22,460

Common Stock Data(2)
Earnings per share -
continuing operations(1)	$.73	.64	.62	.50	.45
Net earnings per share	$.91	3.25	.82	.70	.76
Cash dividends per share(3)	$7.26	.22	.22	.22	.22
Weighted average shares outstanding
(in thousands)	30,939	30,526	29,850	29,549	29,470
Book value per share	$9.87	16.27	13.20	12.54	12.07

Financial Position
(in thousands)
Total assets	$587,234	787,499	749,811	755,457	774,786
Long-term debt(4)	$123,110	170,888	207,282	203,307	299,761
Shareholders’ equity	$301,323	493,661	393,723	369,900	354,068
Capital expenditures and other	$75,532	63,431	50,915	26,004	48,899

Financial Ratios
Current ratio(4)	.73	4.18	2.96	.40	.51
Debt/capitalization ratio(4)	.37	.28	.37	.43	.48
Return on average shareholders’ equity	7.1%	22.4%	6.4%	5.7%	6.5%

(1)	Restated to present limited-service lodging, the Miramonte Resort, Marcus Vacation Club and restaurant operations as discontinued operations and to reflect adoption of EITF No. 00-14, “Accounting for Certain Sales Incentives.”
(2)	All per share and shares outstanding data is on a diluted basis.
(3)	Includes $7.00 per share special dividend paid during fiscal 2006.
(4)	2003 and earlier amounts have not been restated to reflect the limited-service lodging division, Miramonte and Marcus Vacation Club as discontinued.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General

        We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2006, 2005 and 2004 were 52-week years. Our upcoming fiscal 2007 will be a 53-week year and we anticipate that our reported results for fiscal 2007 will benefit from the additional week of reported operations.

        We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in two business segments: theatres and hotels and resorts. As a result of the sale of substantially all of the assets of our limited-service lodging division during fiscal 2005, we have presented the limited-service lodging business segment as discontinued operations in the accompanying financial statements and in this discussion. As a result of our recent sale of the remaining inventory of real estate and development costs associated with our vacation ownership development adjacent to the Grand Geneva Resort and our sale of the Miramonte Resort during fiscal 2005, we have also presented these assets and related results of operations, previously included in our hotels and resorts segment, as part of our discontinued operations in the accompanying financial statements and in this discussion. Prior year results have been restated to conform to the current year presentation.

        Historically, our first fiscal quarter has produced the strongest operating results because this period coincides with the typical summer seasonality of the movie theatre industry and the summer strength of the lodging business. Our third fiscal quarter has historically produced the weakest operating results in our hotels and resorts division primarily due to the effects of reduced travel during the winter months. Our third fiscal quarter for our theatre division has historically been our second strongest quarter but is heavily dependent upon the quantity and quality of films released during the Thanksgiving to Christmas holiday period.

Consolidated Financial Comparisons

        The following table sets forth revenues, operating income, other income (expense), earnings from continuing operations, earnings from discontinued operations, net earnings and earnings per share for the past three fiscal years (in millions, except for per share and percentage change data):

			Change F06 v. F05			Change F05 v. F04
	2006	2005	Amt.	Pct.	2004	Amt.	Pct.
Revenues	$289.2	$267.1	$22.1	8.3%	$269.2	$(2.1)	-0.8%
Operating income	39.5	38.9	0.6	1.6%	43.0	(4.1)	-9.5%
Other income (expense)	(6.7)	(7.6)	0.9	12.3%	(12.5)	4.9	39.1%
Earnings from
continuing operations	22.5	19.6	2.9	14.8%	18.6	1.0	5.5%
Earnings from
discontinued operations	5.8	79.6	(73.8)	-92.7%	6.0	73.6	1216.6%
Net earnings	28.3	99.2	(70.9)	-71.5%	24.6	74.6	303.2%
Earnings per share - Diluted:
Continuing operations	$.73	$.64	$.09	14.1%	$.62	$.02	3.2%
Net earnings per share	.91	3.25	(2.34)	-72.0%	.82	2.43	296.3%

Fiscal 2006 versus Fiscal 2005

        An increase in revenues and operating income from our hotels and resorts division during fiscal 2006 offset a decrease in revenues and operating income from our theatre division compared to the prior year. Operating results from our hotels and resorts division benefited from the addition of two new hotels as well as improved performance from our existing properties, partially offset by combined start-up and preopening costs associated with ongoing development projects. Theatre division operating results were negatively impacted by a particularly weak first quarter slate of movies compared to the prior year, as the division’s operating results during the last three quarters of fiscal 2006 improved slightly compared to the last three quarters of fiscal 2005. Increased investment income and reduced interest expense contributed to an overall increase in earnings from continuing operations during fiscal 2006, offsetting reduced gains on disposition of property and equipment and increased equity losses from unconsolidated joint ventures. Our overall net earnings decreased significantly during fiscal 2006 compared to the prior year due to last year’s significant gains on the disposition of the previously noted discontinued operations.

        We recognized investment income of $7.9 million during fiscal 2006, representing an increase of $1.7 million, or 27.1%, compared to investment income of $6.2 million during the prior year. Investment income includes interest earned on cash, cash equivalents, cash held by intermediaries and notes receivable, including notes related to the sale of timeshare units in our hotels and resorts division. The fiscal 2006 increase in investment income was the result of interest earned on proceeds received from the sale of our limited-service lodging division in September 2004. Our cash and cash equivalents totaled $34.5 million at the end of our fiscal year, but was as high as $292.7 million as of the end of our fiscal 2006 third quarter. The majority of our cash was invested in federal tax-exempt short-term financial instruments.

        On January 17, 2006, our Board of Directors approved a special cash dividend of $7.00 per share, payable on February 24, 2006, the first day of our fiscal 2006 fourth quarter. The special dividend returned to our shareholders approximately $214.6 million of the proceeds received from the sale of the limited-service lodging division. As a result, our investment income was reduced in our fiscal 2006 fourth quarter and will be significantly reduced in fiscal 2007 compared to fiscal 2006.

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

        In a private letter ruling, the Internal Revenue Service determined that the special dividend would be treated as a distribution in partial liquidation pursuant to Sections 302(b)(4) and 302(e)(1) of the Internal Revenue Code. For shareholders that are not corporations, this means that the special distribution will generally be treated as payment in exchange for stock in the Company that is constructively redeemed. Non-corporate shareholders will generally recognize capital gain or loss on this constructive exchange to the extent of the difference between the amount of the special distribution and their adjusted basis of the shares constructively surrendered. Corporate shareholders generally will not be eligible for capital gains treatment with respect to the special distribution. Shareholders should consult with their tax advisors with respect to the tax consequences of the special distribution.

        Our interest expense totaled $14.4 million for fiscal 2006, representing a decrease of $500,000, or 3.2%, compared to fiscal 2005 interest expense of $14.9 million. The decrease in interest expense was primarily the result of making scheduled payments on our long-term debt during the year. We do not expect our interest expense to change substantially in fiscal 2007, other than as a result of the payment of scheduled current principal maturities. Current maturities of long-term debt on our balance sheet as of May 25, 2006 included $25.0 million related to a mortgage note on our new Chicago hotel with a maturity date of September 2006. We currently anticipate extending the maturity date of this note, which would result in the majority of this amount being reclassified as long-term debt.

        Our continuing operations recognized net gains on disposition of property, equipment and investments in joint ventures of $1.7 million during fiscal 2006, compared to gains from continuing operations of $2.2 million during fiscal 2005. The fiscal 2006 net gain was primarily the result of our first quarter sales of a theatre outlot and real estate development in Appleton, Wisconsin and a strip shopping center developed by a joint venture on land adjacent to our theatre in Delafield, Wisconsin. These gains were partially offset by fourth quarter losses related to the closing of a restaurant in our Pfister Hotel and the replacement of certain hotel assets. The timing of our periodic sales of property and equipment results in variations in the gains or losses that we report on disposition of property and equipment each year. We anticipate periodic additional sales of non-core property and equipment with the potential for additional disposition gains during fiscal 2007. It is possible that we may also report significant gains during fiscal 2007 from the intended sale of two valuable theatre parcels in conjunction with our building of a nearby replacement theatre in Brookfield, Wisconsin.

        We currently hold investments in several joint ventures that are accounted for under the equity method and have reported equity gains and losses from unconsolidated joint ventures as a separate line item on our consolidated statements of earnings. During fiscal 2006, we reported net equity losses from unconsolidated joint ventures of $1.9 million, compared to net equity losses of $1.1 million during the prior fiscal year. Losses during fiscal 2006 were primarily the result of preopening costs from our 50% ownership interest in Platinum Condominium Development, LLC, which is developing a luxury condominium hotel in Las Vegas, Nevada, and operating losses from our minority ownership interest in Cinema Screen Media, a cinema advertising company that provides pre-show entertainment on our screens and over 3,000 screens nationwide. Primarily as a result of our expectation that the Las Vegas Platinum Hotel will open around September 2006, we do not expect to incur the same level of equity losses during fiscal 2007. In fact, upon completion of construction and the expected closing of the condominium unit sales, our hotels and resorts division will share in any development profit on the project. We currently estimate that our 50% share of the development profit may be recognized during the first half of fiscal 2007 and may be up to approximately $5 to $7 million after all units have closed, net of some expected additional preopening expenses. The division will then manage the hotel for a fee and share in any joint venture earnings on the commercial areas, such as the restaurants, spa and bars.

        We reported income tax expense on continuing operations for fiscal 2006 of $10.4 million, a decrease of $1.3 million, or 11.3%, compared to fiscal 2005. Our effective income tax rate for continuing operations during fiscal 2006 was 31.7%, significantly lower than our fiscal 2005 effective rate of 37.5% and our historical 39-40% range. This was primarily due to the previously described investments in federal tax-exempt short-term financial instruments. A majority of the cash and cash equivalent funds remaining after our special dividend will likely continue to be invested in federal tax-exempt short-term financial instruments until they are needed to meet our cash requirements. These types of investments will continue to favorably impact our effective income tax rate, but not to the same extent in fiscal 2007 as in fiscal 2006 because the invested amount will be much lower. In addition, our fiscal 2007 effective income tax rate is also likely to be favorably impacted by federal and state net historic tax credits of over $6.0 million related to our Oklahoma City Hilton Skirvin project. As a result, assuming that the Hilton Skirvin renovation is completed during fiscal 2007 as planned, we currently anticipate that our fiscal 2007 effective income tax rate may be less than 30.0%.

        Net earnings during fiscal 2006 included an after-tax loss from discontinued operations of $1.9 million, compared to after-tax income from discontinued operations of $1.3 million during the prior year. Net earnings for fiscal 2006 and 2005 also included after-tax gains on sale of discontinued operations of $7.7 million and $78.3 million, respectively. A detailed discussion of these items is included in the Discontinued Operations section. Weighted average shares outstanding were 30.9 million during fiscal 2006 and 30.5 million during fiscal 2005. All per share data is presented on a diluted basis.

Fiscal 2005 versus Fiscal 2004

        An increase in revenues and operating income from our hotels and resorts division was offset by reduced theatre division results, resulting in an overall decrease in total revenues and operating income from continuing operations during fiscal 2005 compared to the prior year. Theatre division operating results were negatively impacted by a weaker slate of movies compared to the prior year. Operating results from our hotels and resorts division for the same properties improved during fiscal 2005, partially offset by combined start-up and preopening costs associated with our new Chicago hotel. Significantly increased investment income and reduced interest expense contributed to an overall increase in earnings from continuing operations during fiscal 2005, offsetting the reduced operating income. Our overall net earnings increased significantly during fiscal 2005 compared to the prior year due to significant gains on the disposition of the previously noted discontinued operations.

        We recognized investment income of $6.2 million during fiscal 2005, representing an increase of $4.5 million, or 257.6%, compared to investment income of $1.7 million during the prior year. The fiscal 2005 increase in investment income was the result of interest earned on proceeds received from the sale of our limited-service lodging division in September 2004 and Miramonte Resort in December 2004. The majority of our $259.1 million of cash and cash equivalents at the end of fiscal 2005 was invested in federal tax-exempt short-term financial instruments. A portion of these funds was held by intermediaries during the fiscal year to facilitate potential tax deferral opportunities and earned taxable interest. The majority of the cash held by intermediaries was released to us in early March 2005 and was subsequently reinvested in federal tax-exempt short-term financial instruments. The remaining $28.6 million of cash held by intermediaries for tax deferral purposes at the end of the fiscal year was used to acquire a new hotel in early fiscal 2006.

        Our interest expense totaled $14.9 million for fiscal 2005, representing a decrease of $1.7 million, or 10.0%, compared to fiscal 2004 interest expense of $16.5 million. The decrease in interest expense was primarily the result of paying off all of our outstanding short-term borrowings, consisting of commercial paper, with cash provided by operating and investing activities (including the sale of our limited-service lodging division). In addition, we capitalized interest related to the construction of our Chicago hotel totaling approximately $835,000 during fiscal 2005, compared to capitalized interest of $296,000 during fiscal 2004. We also continued to make scheduled payments on our long-term debt during the year, further reducing our interest expense.

        Our continuing operations recognized gains on disposition of property and equipment of $2.2 million during fiscal 2005, compared to gains from continuing operations of $2.8 million during fiscal 2004. The fiscal 2005 gain was primarily the result of our sale of two outlots on existing theatre land parcels, a four-screen theatre in Beaver Dam, Wisconsin and an excess land parcel.

        During fiscal 2005, we reported net equity losses from unconsolidated joint ventures of $1.1 million, compared to net equity losses of approximately $400,000 during the prior fiscal year. Losses during fiscal 2005 were primarily the result of preopening costs from our 50% ownership interest in Platinum Condominium Development, LLC and operating losses from our minority ownership interest in Cinema Screen Media.

        We reported income tax expense on continuing operations for fiscal 2005 of $11.7 million, a decrease of $200,000, or 1.8%, compared to fiscal 2004. Our effective tax rate for continuing operations during fiscal 2005 was 37.5% compared to 39.2% in fiscal 2004. The decrease in our effective tax rate for continuing operations was the result of our previously described investments in federal tax-exempt short-term financial instruments.

        Net earnings during fiscal 2005 included after-tax income from discontinued operations of $1.3 million, compared to $6.0 million during the prior year. Net earnings for fiscal 2005 also included an after-tax gain on sale of discontinued operations of $78.3 million, or $2.57 per share. A detailed discussion of these items is included in the Discontinued Operations section. Weighted average shares outstanding were 30.5 million during fiscal 2005 and 29.9 million during fiscal 2004.

Current Plans

        Our aggregate capital expenditures, including the purchase of two hotels, were approximately $76 million during fiscal 2006, an increase over the prior two years of approximately $12 million and $25 million, respectively. We currently anticipate that our capital expenditures during fiscal 2007 may exceed $100 million, with the increased capital spending funded by the remaining proceeds from the sale of our limited-service lodging division as well as additional proceeds from the expected sale of existing assets and specific project-related financing. We will, however, continue to monitor our operating results and economic and industry conditions so that we respond appropriately.

        Our current strategic plans may include the following goals and strategies:

•	After two consecutive years of no expansion in our theatre division, our growth goals and operating strategies for this division have several areas of focus. Our current plans for growth include a modest number of screen additions and new builds, with a current emphasis on replacing and enhancing existing theatres. We currently anticipate fiscal 2007 capital expenditures in this division to be approximately $35 to $40 million, with the majority related to the completion of three new theatres currently under construction. A 13-screen theatre in Sturtevant, Wisconsin, which will include our seventh UltraScreen®, will ultimately replace two smaller theatres with the same number of total screens in Racine, Wisconsin. A new 12-screen theatre in Green Bay, Wisconsin will eventually replace an existing eight-screen theatre in the same city. In addition, a new flagship 16-screen UltraCinema™ is currently under construction in Brookfield, Wisconsin that will replace two smaller existing theatres with 17 total screens in the same market. This new theatre, called “The Majestic,” will include two 72-foot wide UltraScreens and a multi-use auditorium called the Palladium, fully equipped for live performances, meetings and movies. In addition, the new theatre will include expanded food and beverage options, including two cafes and a separate lounge that will serve alcoholic beverages. With other upscale features and amenities previously not provided in our markets, we believe we are introducing an entertainment destination that will further define and enhance the customer value proposition for movie-going in the future. The Sturtevant and Green Bay theatres are scheduled to open by December 2006 and the Brookfield “Majestic” theatre is tentatively targeted to open in Spring 2007. We continue to review opportunities for additional new locations and screen additions at existing locations. Expansion opportunities for the division may also include potential acquisitions and the potential addition of new management contracts.

•	In order to maintain and enhance the value of our existing theatre assets, we also began work during fiscal 2004 on a program we call Project 2010, a major initiative that is focused on upgrading and remodeling up to approximately 28 of our theatres over the next several years. Each of these updated theatres will feature enhanced art deco facades and luxurious interior design packages that include remodeled lobbies, entries and concession areas equipped with self-serve soft drinks. Fifteen theatres have already been upgraded, with five additional theatres scheduled for upgrade during fiscal 2007. We are also analyzing the possible issues and advantages related to the anticipated introduction of digital projection technology in our theatres. We are currently testing digital cinema hardware and software and anticipate the testing to continue during fiscal 2007. Once we have completed testing and a suitable financing methodology has been determined (all film studios have preliminarily indicated that they will participate in the financing of this new technology implementation), we anticipate a broader roll-out of digital cinema into our theatres. The potential goal is to deliver an improved film presentation to our guests as well as the development of additional strategies to maximize the opportunities for alternate programming that may be available to us with this technology.

•	Our hotels and resorts division continues to have a goal of increasing the number of rooms either managed or owned to up to approximately 6,000 rooms over the next three to four years. We added 446 rooms to our portfolio early in fiscal 2006 with the opening of the company-owned Four Points by Sheraton in downtown Chicago, Illinois and the purchase of the Wyndham Milwaukee Center in downtown Milwaukee, Wisconsin. We added another 186 rooms during our fiscal 2006 fourth quarter with the purchase of the Westin Columbus hotel in downtown Columbus, Ohio. Two additional facilities currently under development, the Platinum Hotel & Spa in Las Vegas, Nevada (a condominium-hotel joint venture project that we will manage upon completion) and the Hilton Skirvin in Oklahoma City, Oklahoma (a public-private redevelopment project pursuant to which we would be the principal private equity participant and manager), will add a combined 480 rooms upon completion during fiscal 2007, bringing our total number of rooms under management to approximately 4,000. We continue to pursue additional growth opportunities with an emphasis on management contracts for other owners. A number of the projects that we are currently exploring may also include some small equity investments as well. Our plans also include continued reinvestment in our existing properties in order to maintain and increase the value of these facilities. Our fiscal 2007 plans include several projects at our flagship Pfister Hotel and Grand Geneva Resort & Spa properties, as well as major renovations at our newly acquired Wyndham Milwaukee Center and Westin Columbus hotels. Including the renovation costs related to the Hilton Skirvin, which will be financed primarily by additional contributions from Oklahoma City and separate non-recourse project debt, we currently anticipate our fiscal 2007 hotels and resorts capital expenditures to be approximately $60 to $70 million. We expect these aforementioned development projects and investments in existing assets, plus anticipated improvements at our core properties, to provide potential earnings growth opportunities during fiscal 2007 and beyond.

•	In addition to operational and growth strategies in our operating divisions, we will continue to seek additional opportunities to enhance shareholder value, including strategies related to dividend policy, share repurchases and asset divestitures. At the same time that we announced our decision to return a substantial portion of the proceeds from the sale of our limited-service lodging division to our shareholders in the form of a $7.00 per share special dividend, we also increased our regular quarterly dividend by 36% to $.075 per share of common stock. Beginning in May 2006 and continuing into the first quarter of fiscal 2007, we have repurchased nearly 400,000 shares of our common stock in the open market under an existing board authorization. Early in our fiscal 2007 first quarter, we sold the remaining inventory of real estate and development costs associated with our vacation ownership development adjacent to the Grand Geneva Resort at a small gain, exiting a business that had contributed operating losses during each of the last two years. We will also continue to evaluate opportunities to sell real estate when appropriate, benefiting from the underlying value of our real estate assets. In addition to the previously mentioned potential sale of two valuable theatre parcels in Brookfield, Wisconsin, we have the opportunity to sell out-parcels at our new theatre developments in Green Bay and Sturtevant, Wisconsin in addition to other non-operating, non-performing real estate in our portfolio.

        The actual number, mix and timing of potential future new facilities and expansions and/or divestitures will depend, in large part, on industry and economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that our growth goals will continue to evolve and change in response to these and other factors, and there can be no assurance that these current goals will be achieved. Each of our goals and strategies are subject to the various risk factors discussed earlier in our Form 10-K.

Theatres

        Our oldest and largest division is our theatre division. The theatre division contributed 50.5% of our consolidated revenues from continuing operations and 67.5% of our consolidated operating income, excluding corporate items, during fiscal 2006. The theatre division operates motion picture theatres in Wisconsin, Illinois, Ohio and Minnesota, and a family entertainment center in Wisconsin. The following tables set forth revenues, operating income, operating margin, screens and theatre locations for the last three fiscal years:

			Change F06 v. F05			Change F05 v. F04
	2006	2005	Amt.	Pct.	2004	Amt.	Pct.
	(in millions, except percentages)
Revenues	$146.0	$149.1	$(3.1)	-2.1%	$155.7	$(6.6)	-4.2%
Operating income	32.5	34.8	(2.3)	-6.6%	38.9	(4.1)	-10.6%
Operating margin	22.2%	23.3%			25.0%

Number of screens and locations at fiscal year-end (1) (2)	2006	2005	2004
Theatre screens	504	504	492
Theatre locations	45	45	46

Average screens per location	11.2	11.2	10.7

(1)	Includes 40 screens at four locations managed for other owners in all three years.
(2)	Includes 20 budget screens at four locations in 2006 and 15 budget screens at three locations in 2005 and 2004. Compared to first-run theatres, budget theatres generally have lower box office revenues and associated film costs, but higher concession sales as a percentage of box office revenues.

        The following table further breaks down the components of revenues for the theatre division for the last three fiscal years:

			Change F06 v. F05			Change F05 v. F04
	2006	2005	Amt.	Pct.	2004	Amt.	Pct.
	(in millions, except percentages)
Box office revenues	$93.4	$96.2	$(2.8)	-2.8%	$101.1	$(4.9)	-4.9%
Concession revenues	45.5	45.8	(0.3)	-0.6%	46.7	(0.9)	-2.0%
Other revenues	7.1	7.1	--	--	7.9	(0.8)	-9.0%

Total revenues	$146.0	$149.1	$(3.1)	-2.1%	$155.7	$(6.6)	-4.2%

Fiscal 2006 versus Fiscal 2005

        The decrease in theatre division revenues, operating income and operating margin during fiscal 2006 compared to the prior year was entirely due to decreased overall attendance at our comparable theatres. Total theatre attendance decreased 4.5% during fiscal 2006 compared to the prior year. As noted earlier, our theatre division operating results were primarily impacted by an overall weak slate of movies during our fiscal 2006 first quarter, compared to a strong first quarter the prior year that included record Memorial Day and July 4th holiday weeks. Total theatre attendance decreased 13.7% during our fiscal 2006 first quarter compared to the prior year’s first quarter, significantly impacting our overall fiscal 2006 results due to the fact that the summer quarter has historically accounted for 35-40% of our total year divisional operating income. In fact, not one of our five highest grossing films during the fiscal 2006 first quarter – War of the Worlds, Star Wars: Episode III – Revenge of the Sith, Batman Begins, Madagascar, and Charlie & The Chocolate Factory – performed as well as any of the previous summer’s top three films, Spider-Man 2, Shrek 2 and Harry Potter and the Prisoner of Azkaban. However, attendance increased 2.4% during the second half of our fiscal 2006, with operating income increasing 5.2% during the same time period as the quality of the movies improved.

        Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control. With no significant change in the number of competitive screens in our markets, with one exception (Columbus, Ohio), we believe that a significant factor contributing to these variations in attendance during fiscal 2006 was the quantity and quality of film product released during the respective quarters compared to the films released during the same quarters last year. Additional factors that are difficult to measure but may have had some continuing impact on attendance during fiscal 2006 include piracy and the ongoing impact of DVDs and home entertainment options on consumer spending choices. Partially offsetting our reduced attendance was a 1.7% increase in our average ticket price during fiscal 2006 compared to the prior year, attributable primarily to modest price increases.

        Consistent with prior years in which blockbusters accounted for a significant portion of our total box office, our top 15 performing films accounted for 36% of our fiscal 2006 and 2005 box office receipts. Only two fiscal 2006 films produced box office receipts in excess of $3 million for our circuit, compared to five films that reached that amount for us during the prior year. The following five fiscal 2006 films produced the most box office receipts for our circuit: Harry Potter and the Goblet of Fire, Chronicles of Narnia: The Lion, The Witch and The Wardrobe, War of the Worlds, Star Wars: Episode III – Revenge of the Sith and Wedding Crashers. The quantity of films remained fairly constant during fiscal 2006. We played 189 films at our theatres during fiscal 2006 compared to 188 during fiscal 2005. We are currently estimating that we will show approximately 185 to 195 films on our screens during fiscal 2007. Generally, an increase in the quantity of films increases the potential for more blockbusters in any given year.

        Our average concession sales per person increased 4.2% during fiscal 2006 compared to the prior year. Average concession sales per person are impacted by changes in concession pricing, types of films played and changes in our geographic mix of theatre locations. On average, films that appeal to families and teenagers generally produce better than average concession sales compared to more adult-oriented film product. As an example, our average concession sales per person increased by over 6% during our fiscal 2006 third quarter compared to the same period last year when our top films included Harry Potter and Chronicles of Narnia, compared to an increase of only 1.0% during our fourth quarter when our top pictures included The DaVinci Code and Mission Impossible 3.

        Our theatre division’s operating margin decreased to 22.2% during fiscal 2006, compared to 23.3% in fiscal 2005, due in part to the impact of our fixed expenses on our decreased box office receipts. In addition, our fiscal 2006 operating margin was negatively impacted by a one-time charge of approximately $500,000 related to a minor restructuring of our administrative and theatre supervision organization and a one-time impairment charge of approximately $500,000 related to theatres scheduled to close during fiscal 2007. Our overall concession costs and film rental costs as a percentage of revenues decreased during fiscal 2006. Other revenues, which included management fees, pre-show advertising income and family entertainment center revenues, remained unchanged compared to the prior year. If our box office performance improves during fiscal 2007, we could potentially return our theatre division operating margins to fiscal 2005 levels.

        As noted earlier in the Current Plans section of this discussion, we expect to add three new locations during fiscal 2007, ultimately replacing five existing theatres. The impact of these anticipated new theatres on fiscal 2007 operating results will likely be minimal, due to the timing of the openings later in the fiscal year and the fact that the first year will include preopening expenses. Excluding the existing theatres in Racine, Green Bay and Brookfield, Wisconsin that are expected to be replaced with the new locations previously noted, we have identified approximately six other theatres with up to 27 screens that we may close over the next two to three years with minimal impact on operating results. One three-screen theatre closed early in our fiscal 2007 first quarter.

        We believe that we are strengthening our long-term competitive position with our aforementioned capital investments, but ultimately, our future operating performance will be dependent upon strong film product and the maintenance of suitable “windows” as referred to earlier. Box office receipts during the first half of the summer have exceeded last year’s summer results to-date, due to strong performances from films such as X-Men 3, Cars, Superman Returns and Pirates of the Caribbean: Dead Man’s Chest. Although it is difficult to predict future box office performance, we are hopeful that the remaining films of this summer, including Snakes on a Plane, Talladega Nights: The Ballad of Ricky Bobby and The Ant Bully, will perform favorably compared to prior year product. Our fiscal 2007 third quarter may have difficult comparisons (our top two pictures in fiscal 2006 played during our third quarter), but the end of our fiscal 2007 is expected to be very strong, with films such as Spider-Man 3, Shrek the Third and Pirates of the Caribbean 3 all scheduled to open in May 2007. Our theatre division, in particular, is expected to benefit from our 53rd week during fiscal 2007, as it will include the traditionally strong Memorial Day weekend and the opening of the aforementioned Pirates of the Caribbean 3.

Fiscal 2005 versus Fiscal 2004

        The decrease in theatre division revenues, operating income and operating margin during fiscal 2005 compared to the prior year was entirely due to decreased overall attendance at our comparable theatres. During fiscal 2005, we converted our two former IMAX® screens into a SuperScreen™ (generally 45-65 feet wide) and our fifth UltraScreen (70-75 feet wide) and we opened eight new screens at existing theatres, including four screens in LaCrosse, Wisconsin, three screens in Oshkosh, Wisconsin and our sixth UltraScreen at a theatre in Oakdale, Minnesota. We also opened a 12-screen small-town prototype theatre in Saukville, Wisconsin during the fiscal 2005 fourth quarter. These new screens, plus screens added in fiscal 2004 that were not open for a full year last year, generated approximately $1.8 million of additional revenues during fiscal 2005. We closed two theatres with seven screens during fiscal 2005 and eliminated one screen at an existing theatre in conjunction with a project to convert two small auditoriums into one larger-capacity auditorium. Closing those screens along with several other screens we closed during fiscal 2004 negatively impacted comparisons of this year’s theatre division revenues to prior year results by $1.4 million, although our screen closings had a minimal impact on operating income.

        Total theatre attendance decreased 7.5% during fiscal 2005 compared to the prior year and attendance at our comparable screens decreased 7.8%. After a very strong summer box office, which included record Memorial Day and July 4th holiday weeks, we experienced decreases in attendance during each of our last three fiscal quarters as compared to fiscal 2004 comparable periods. With no significant change in the number of competitive screens in our markets, we believe that a significant factor contributing to these variations in attendance during fiscal 2005 was the quality of film product released during the respective quarters compared to the films released during the same quarters last year. Due primarily to the unusually strong March and early April 2004 performance of The Passion of the Christ, attendance during our fiscal 2005 fourth quarter was nearly 20% below that of the prior year, despite the strong opening nine days of the final installment of Star Wars in late May. Partially offsetting our reduced attendance was a 2.7% increase in our average ticket price during fiscal 2005 compared to the prior year, attributable primarily to modest price increases. Our average concession sales per person increased 5.9% during fiscal 2005 compared to the prior year.

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

Hotels and Resorts

        The hotels and resorts division contributed 49.1% of our consolidated revenues from continuing operations and 32.5% of our consolidated operating income, excluding corporate items, during fiscal 2006. As of May 25, 2006, the hotels and resorts division owned and operated three full-service hotels in downtown Milwaukee, Wisconsin, a full-facility destination resort in Lake Geneva, Wisconsin and full-service hotels in Madison, Wisconsin, Kansas City, Missouri, Chicago, Illinois and Columbus, Ohio. In addition, we managed five hotels for other owners. We also managed a vacation ownership development in Lake Geneva, Wisconsin. The following table sets forth revenues, operating income, operating margin and rooms data for the hotels and resorts division for the last three fiscal years (prior year revenues, operating income and operating margin have been restated to reflect the current presentation of the Miramonte Resort and Marcus Vacation Club timesharing operation as discontinued operations):

			Change F06 v. F05			Change F05 v. F04
	2006	2005	Amt.	Pct.	2004	Amt.	Pct.
	(in millions, except percentages)
Revenues	$141.9	$116.5	$25.4	21.8%	$112.3	$4.2	3.8%
Operating income	15.6	12.7	2.9	23.3%	12.4	0.3	2.3%
Operating margin	11.0%	10.9%			11.0%

Available rooms at fiscal year-end	2006	2005	2004
Company-owned	2,480	1,848	2,074
Management contracts	1,036	1,036	1,036

Total available rooms	3,516	2,884	3,110

Fiscal 2006 versus Fiscal 2005

        Division revenues and operating income increased during fiscal 2006 compared to the prior year due to improved overall performance from our five comparable company-owned hotels and resorts and the addition of three new company-owned hotels during the year. Continued improvement in business travel, particularly from the short-term transient business traveler, contributed to our improved results. Our operating income and operating margin increased despite over $500,000 in start-up and preopening costs associated with our Oklahoma City Hilton Skirvin project.

        The division’s total revenue per available room, or RevPAR, for comparable company-owned properties increased 6.8% during fiscal 2006 compared to the prior year. Our occupancy percentage (number of occupied rooms as a percentage of available rooms) increased 1.7 percentage points and our average daily room rate, or ADR, increased 4.1% during fiscal 2006 compared to fiscal 2005. The relative lack of new hotel supply growth and continued improvement in business travel demand contributed to this ADR increase after several years of stagnant or declining rates at our hotels and throughout the hotel industry. According to data received from Smith Travel Research, comparable upper upscale hotels throughout the United States experienced an increase in RevPAR of 9.1% during our fiscal 2006. Hotels located in the Midwest, where all of our comparable hotels reside, generally did not achieve as high year-over-year RevPAR increases as those on the East and West Coasts.

        During the first week of fiscal 2006, we purchased the 220-room Wyndham Milwaukee Center hotel for a total cash purchase price of $23.6 million. The hotel features 12,000 square feet of meeting space, on-site parking, a restaurant and two lounges and complements our other two downtown Milwaukee, Wisconsin hotels. We anticipate our major renovation of this property will begin in our fiscal 2007 second quarter. This renovation will likely have some negative impact on this hotel’s operating results during the renovation period.

        We also opened another new hotel during the first week of fiscal 2006 — the Four Points by Sheraton Chicago Downtown/Magnificent Mile. This hotel features 226 units (including 130 suites), an indoor swimming pool and fitness center, high-tech meeting rooms and an on-site parking facility. It also will lease space to several area restaurants. Our operating results from this property contributed favorably to our year-over-year comparison to fiscal 2005, primarily due to significant preopening expenses incurred at this property during the fiscal 2005 fourth quarter. The initial guest response to this new hotel has exceeded our expectations to-date. We expect this hotel to benefit from favorable comparisons to fiscal 2006 during our fiscal 2007 first quarter due to preopening expenses incurred at this property during that period last year, as well as continued improvement in operating performance as the property continues to mature.

        On May 2, 2006, we purchased the Westin Columbus hotel in downtown Columbus, Ohio for a total cash purchase price of $16.3 million. The Westin Columbus is a AAA four-diamond full-service historic hotel that currently includes 186 guest rooms and suites, more than 12,000 square feet of meeting, banquet and ballroom space, a restaurant and a cocktail lounge. We plan on remodeling the guest rooms and food and beverage facilities to further enhance the historic features of this hotel. We will consider adding a majority equity partner to this hotel in the future, while maintaining a long-term management contract, consistent with our previously stated preferred method of growth for our hotels and resorts division.

        Construction is nearing completion on our Las Vegas condominium hotel joint venture, the Platinum Hotel & Spa, with the property currently expected to open around September 2006. The Platinum Hotel & Spa will feature 255 condo units, a luxury spa, indoor and outdoor swimming pools, restaurants, lounge, upscale bar and 8,440 square feet of meeting space, including a 4,500 square-foot rooftop terrace overlooking the Las Vegas Strip. The hotel will be located just over one block east of the Strip near Bellagio, Bally’s and Caesars Palace. The condo units were priced between $300,000 and $1.0 million. Our hotels and resorts division will manage a unit rental program for owners which will generate income for the owners from their units as well as associated management fees for us. As noted earlier in the Consolidated Financial Comparisons discussion, we will also recognize equity earnings and losses from our ongoing investment in this joint venture, including a potential development profit from this project.

        During fiscal 2006, we also completed work on the creation of a public-private venture that will restore the historic Skirvin Hotel in Oklahoma City, the oldest existing hotel in Oklahoma. Renovation of this landmark hotel has begun, with a target opening date of February 2007. When completed, this hotel is expected to have 225 rooms and 25,000 square feet of meeting space and will be our fifth historic hotel, representing a particular area of expertise of our hotels and resorts division. We will be the principal equity partner in this venture and, as a result, the hotel will be reported as a company-owned hotel when opened. We currently anticipate that our total equity investment in this venture will be approximately $10 million, the majority of which will be recouped during fiscal 2007 from previously described federal and state historic tax credits related to this project. The remaining funds for this nearly $50 million project are being provided by contributions from Oklahoma City, new markets tax credits and non-recourse project debt. We expect this project to have a significant negative impact on fiscal 2007 operating results as a result of initial start-up, financing and preopening costs that will be expensed prior to the hotel opening. Once completed, we expect this hotel to contribute positively to fiscal 2008 operating results.

        The near-term outlook for the future performance of this division remains promising. Group business, which was inconsistent during fiscal 2006, particularly at our Grand Geneva Resort, appears to be improving. Our advanced bookings for the early months of fiscal 2007 are very encouraging. The group business segment is very important to several of our properties, as this is a segment of our customer base that typically provides non-room revenues to our hotels and resorts which are a key to increasing profitability levels. Subject to economic conditions and the potential negative impact of the start-up costs associated with new hotel projects, we currently expect continued improvement in our division operating results during fiscal 2007.

        We continue to endeavor to maintain our properties consistent with our traditional high standards, making capital investments necessary to improve operating results in the future. In addition to normal maintenance projects at all of our properties, several significant improvements were made to our Grand Geneva Resort & Spa during fiscal 2006, including golf course improvements and a renovation of its front entrance and restaurants. We have currently begun and are considering several additional projects at the Grand Geneva and at our Pfister Hotel during fiscal 2007 in order to further enhance the value of those properties, including adding additional convention space and a significantly enhanced outdoor pool complex to the Grand Geneva and a new restaurant, spa and salon to the Pfister Hotel. As noted in the Current Plans section of this discussion, we also continue to explore several new growth opportunities, with a focus on attempting to expand our hotel management business. We recently expanded our internal development team in order to help facilitate our future growth.

Fiscal 2005 versus Fiscal 2004

        Division revenues increased during fiscal 2005 compared to the prior year due to revenue increases at all five of our company-owned hotels and resorts, with the largest improvements attributed to our newest hotels (the Hotel Phillips in Kansas City, Missouri and the Hilton Madison at Monona Terrace) and our business travel-oriented Pfister Hotel. Increased food and beverage revenues also contributed to our fiscal 2005 increase in overall revenues. Operating income increased during fiscal 2005 despite over $600,000 of start-up losses and preopening expenses associated with our downtown Chicago hotel project.

        The division’s total RevPAR for continuing company-owned properties increased 4.2% during fiscal 2005 compared to the prior year. Our occupancy percentage increased 2.0 percentage points and our ADR increased 1.0% during fiscal 2005 compared to fiscal 2004. Our fiscal year ended on a very strong note, as our RevPAR increased 14.2% during our fiscal 2005 fourth quarter compared to the same period last year. Our occupancy percentage increased over four percentage points and our ADR increased nearly 7% during this last quarter. According to data received from Smith Travel Research, comparable upper upscale hotels experienced an increase in RevPAR of 8.6% during our fiscal 2005.

        Despite a brief decline in group travel during our fiscal 2005 third quarter, group bookings were strong during fiscal 2005, particularly during our fourth quarter. The leisure customer segment continued to perform well for us and the individual business travel segment continued to show steady improvement, as evidenced by the strong performance of our Pfister Hotel.

        During the fiscal 2004 third quarter, we announced that we had entered into a joint venture with the developer of the Timber Ridge Lodge to develop a luxury condominium hotel just off the Las Vegas Strip, the The Platinum Hotel & Spa. We contributed an initial $3.5 million to this joint venture during fiscal 2004 and an additional $3.9 million during fiscal 2005 as construction began.

Discontinued Operations

        On September 3, 2004, we sold substantially all of the assets of our limited-service lodging division to La Quinta Corporation of Dallas, Texas for a total purchase price of approximately $415 million in cash. La Quinta purchased our Baymont Inns & Suites, Woodfield Suites and Budgetel Inns brands, substantially all of the division’s real estate and related assets and assumed the operation of 90 company-owned and operated Baymont Inns & Suites, seven Woodfield Suites, one Budgetel Inn and the 87-unit Baymont franchise system (including four joint venture Baymont Inns & Suites that were excluded from the transaction and became franchisees). The total purchase price noted above included approximately $19 million of proceeds related to the sale of four joint venture properties to LaQuinta. At the time of the sale, a portion of sale proceeds was held in escrow pending completion of certain customary transfer requirements on several locations. During fiscal 2006, the necessary transfer requirements for the six remaining escrowed locations were met and one of the three remaining joint venture properties was sold. As a result, additional net proceeds of $25.0 million were received and additional after-tax gains on sale of discontinued operations of $7.8 million were recognized during fiscal 2006. Our combined two-year net proceeds from this transaction, before the payment of income taxes resulting from the gain on sale, were $390.4 million, net of transaction costs and excluding proceeds related to the sale of joint venture properties. As a result, we reported a combined two-year after-tax gain on sale of discontinued operations of $82.5 million.

        We have accounted for the results of our limited-service lodging division as discontinued operations in our consolidated financial statements for all years presented. The following table sets forth revenues, operating income (loss), income (loss) from discontinued operations and gain on sale of discontinued operations, net of applicable taxes, for our limited-service lodging division for the last three fiscal years:

			Change F06 v. F05			Change F05 v. F04
	2006	2005	Amt.	Pct.	2004	Amt.	Pct.
	(in millions, except percentages)
Revenues	$0.6	$43.5	$(42.9)	-98.6%	$128.1	$(84.6)	-66.1%
Operating income (loss)	(1.6)	5.7	(7.3)	-127.5%	14.3	(8.6)	-60.0%
Income (loss) from
discontinued operations	(1.1)	3.0	(4.1)	-137.5%	7.9	(4.9)	-62.0%
(net of income taxes)
Gain on sale of
discontinued operations	7.8	74.7	(66.9)	-89.6%	--	--	--
(net of income taxes)

        Our fiscal 2006 operating results included results from the remaining joint venture Baymont Inns & Suites that were excluded from the sale and are now operating as Baymont franchises. We are actively exploring opportunities to sell the remaining two properties and, as a result, we continue to include their operating results in discontinued operations. Our fiscal 2006 loss from discontinued operations included a one-time charge to earnings related to the costs associated with exiting leased office space for our former limited-service lodging division.

        Operating results of the limited-service lodging division for fiscal 2005 included 14 weeks of operation prior to completion of the sale. Results reported subsequent to September 3, 2004 included various remaining costs associated with the limited-service lodging division, as well as results from four of our joint venture Baymont Inns & Suites that were excluded from the transaction and began operating as Baymont franchises. One of the original four joint venture properties excluded from the sale to LaQuinta was sold early in our fiscal 2005 third quarter and another was sold during the second quarter of fiscal 2006. The limited-service lodging division’s operating income and income from discontinued operations, net of applicable taxes, during fiscal 2005 included various costs associated with exiting the business, including approximately $1.8 million of severance-related costs.

        On December 1, 2004, we sold the Miramonte Resort for $28.7 million in cash, before transaction costs. The assets sold consisted primarily of land, building and equipment. As a result of this transaction, we reported a gain of $5.9 million before tax and $3.6 million after tax during fiscal 2005. Settlement of a dispute with a contractor during fiscal 2006 resulted in a $135,000 before tax reduction in the reported gain.

        We have accounted for the results of the Miramonte Resort, which had previously been included in our hotels and resorts segment results, as discontinued operations in our consolidated financial statements for all years presented. The following table sets forth revenues, operating loss, loss from discontinued operations and gain (loss) on sale of discontinued operations, net of applicable taxes, for the Miramonte Resort for the last three fiscal years:

			Change F06 v. F05			Change F05 v. F04
	2006	2005	Amt.	Pct.	2004	Amt.	Pct.
	(in millions, except percentages)
Revenues	$--	$3.4	$(3.4)	-100.0%	$6.5	$(3.1)	-47.1%
Operating loss	(0.1)	(2.2)	2.1	95.7%	(2.8)	0.6	22.9%
Loss from
discontinued operations	(0.1)	(1.3)	1.2	95.3%	(1.7)	0.4	23.0%
(net of income taxes)
Gain (loss) on sale of
discontinued operations	(0.1)	3.6	(3.7)	-102.5%	--	--	--
(net of income taxes)

        Operating results for the Miramonte Resort for fiscal 2005 included almost 27 weeks of operation prior to completion of the sale, generally during the slowest seasons (summer and fall) for that property. Operating results for the period the hotel was open during fiscal 2005 benefited from increased revenues as a result of its then recently opened spa.

        Early in our fiscal 2007 first quarter, we sold the remaining timeshare inventory of our Marcus Vacation Club at Grand Geneva vacation ownership development to Orange Lake Resort & Country Club of Orlando, Florida. The assets sold consisted primarily of real estate and development costs — Orange Lake acquired the remaining 34 units of the 136-unit Marcus Vacation Club property. Our hotels and resorts division will continue to provide hospitality management services for the property and continues to hold notes receivable from prior buyers of timeshare units, but will no longer be in the business of selling timeshare units to customers.

        We have accounted for the results of the Marcus Vacation Club, which had previously been included in our hotels and resorts segment results, as discontinued operations in our consolidated financial statements for fiscal 2006 and have restated prior year results to conform with the current year presentation. The following table sets forth revenues, operating loss and loss from discontinued operations, net of applicable taxes, for the Marcus Vacation Club for the last three fiscal years:

			Change F06 v. F05			Change F05 v. F04
	2006	2005	Amt.	Pct.	2004	Amt.	Pct.
	(in millions, except percentages)
Revenues	$4.8	$5.6	$(0.8)	-14.4%	$5.7	$(0.1)	-1.1%
Operating loss	(1.1)	(0.6)	(0.5)	-93.8%	(0.2)	(0.4)	-254.4%
Loss from
discontinued operations	(0.7)	(0.3)	(0.4)	-113.0%	(0.1)	(0.2)	-253.1%
(net of income taxes)

        Operating results from our timeshare operation were negatively impacted in each of the last two years by new rules related to telephone solicitation of potential customers. With just one vacation ownership development in our portfolio and no ability to leverage the cost of alternate marketing methods across multiple developments, this resulted in significantly increased marketing and selling costs for our operation.

Financial Condition

Liquidity and Capital Resources

        Our movie theatre and hotels and resorts businesses each generate significant and relatively consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of $125 million of unused credit lines at fiscal 2006 year-end, should be adequate to support the ongoing operational liquidity needs of our businesses.

        Net cash provided by operating activities totaled $39.6 million during fiscal 2006, an increase of $52.6 million compared to net cash used in operating activities of $13.0 million during fiscal 2005. The increase was due primarily to $75.7 million in income taxes, including a reduction in deferred income taxes, during fiscal 2005 related principally to the gain on sale of discontinued operations, as well as a difference in the timing of payments of accounts payable and taxes other than income, partially offset by unfavorable comparisons in collections of accounts and notes receivable and other current assets.

        Net cash used in investing activities during fiscal 2006 totaled $20.5 million, compared to net cash provided by investing activities of $302.4 million during fiscal 2005. Our fiscal 2005 results included $365.4 million of net proceeds from the disposal of our limited-service lodging division, compared to $25.0 million during fiscal 2006. In addition, fiscal 2005 results included $28.5 million of net proceeds from the sale of the Miramonte Resort, all of which was invested with intermediaries to facilitate potential tax deferral opportunities. The cash held by intermediaries was released shortly after year-end, a portion of which was used to purchase the Wyndham Milwaukee Center hotel. Cash proceeds from the disposals of other property and equipment totaled $6.9 million and $4.2 million during fiscal 2006 and 2005, respectively. The cash proceeds received during fiscal 2006 were primarily the result of our sale of a non-operating real estate development, a former restaurant location and several excess parcels of land. The cash proceeds received during fiscal 2005 were primarily the result of our sale of two outlots on existing theatre land parcels, a four-screen theatre and an excess land parcel. In addition, during fiscal 2006, we received $7.4 million from Oklahoma City in conjunction with their contribution to the renovation of the Hilton Skirvin Hotel. Upon completion of this project, the city’s total contribution, which is expected to be over $11 million, will be reported as a reduction to our property and equipment and will reduce future depreciation expense for this asset.

        Total capital expenditures (including normal continuing capital maintenance projects) totaled $75.5 million during fiscal 2006, including the previously noted acquisitions of the Wyndham Milwaukee Center and Westin Columbus, compared to $63.4 million of capital expenditures incurred in fiscal 2005. We incurred $65.8 million of capital expenditures during fiscal 2006 in our hotels and resorts division, the majority of which was related to our purchases of the aforementioned two hotels, completion of our Chicago hotel construction and beginning of construction on the Oklahoma City hotel project. In addition, we incurred $8.4 million of capital expenditures during fiscal 2006 in our theatre division, including costs associated with a parking structure at one of our Chicago-area theatres, Project 2010 renovation costs and beginning the construction on our new Racine-area theatre. In addition to capital expenditures, we also incurred $1.7 million and $4.3 million, respectively, during fiscal 2006 and 2005 in connection with the purchase of interests in joint ventures, including our interest in the Las Vegas project for our hotels and resorts division and our interest in a theatre advertising company for our theatre division. During fiscal 2005, we incurred $35.9 million of capital expenditures for our theatre division, $21.5 million for our hotels and resorts division projects and $4.5 million for discontinued operation projects. Estimated current planned fiscal 2007 capital expenditures, which may exceed $100 million, are described in greater detail in the Current Plans section of this discussion.

        Net cash used in financing activities in fiscal 2006 totaled $243.6 million, compared to $40.0 million in fiscal 2005, with the increase primarily related to the previously described $214.6 million special dividend paid during our fiscal 2006 fourth quarter. During fiscal 2006, we received $5.6 million of net proceeds from the issuance of notes payable and long-term debt, compared to $13.6 million during fiscal 2005. The proceeds during both fiscal years were from mortgage debt related to the Chicago development. We made total principal payments on notes payable and long-term debt of $27.3 million and $53.7 million during fiscal 2006 and 2005, respectively, representing the payment of current maturities during both years and payment of borrowings on commercial paper and revolving credit facilities with the excess operating cash flow and sales proceeds available during fiscal 2005. As a result, our total debt (including current maturities) decreased to $176.5 million at the close of fiscal 2006, compared to $196.7 million at the end of fiscal 2005. Our debt-capitalization ratio was 0.37 at May 25, 2006, compared to 0.28 at the prior fiscal year-end. Based upon our current expectations for fiscal 2007 capital expenditure levels and potential asset sales proceeds, as well as the expected addition of debt related to the Oklahoma City hotel, we anticipate our long-term debt total will increase slightly during fiscal 2007. We also currently expect our debt-capitalization ratio to increase slightly as a result. Our actual long-term debt total and debt-capitalization ratio at the end of fiscal 2007 will be dependent upon our actual capital expenditures and asset sales proceeds during the year.

        During fiscal 2006, we repurchased 313,000 of our common shares for approximately $6.5 million in conjunction with the exercise of stock options and purchase of shares in the open market, compared to 28,000 of common shares repurchased for approximately $518,000 during fiscal 2005. Our Board of Directors has authorized the repurchase of up to 4.7 million shares of our outstanding common stock. As of May 25, 2006, approximately 1.6 million shares remained available under this repurchase authorization. Any additional repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

Contractual Obligations

        We have obligations and commitments to make future payments under debt and operating leases. The following schedule details these obligations at May 25, 2006 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$176,512	$53,402	$63,950	$29,032	$30,128
Notes payable	500	500	--	--	--
Operating lease obligations	65,241	2,523	4,903	5,020	52,795
Construction commitments	41,356	41,356	--	--	--

Total contractual obligations	$283,609	$97,781	$68,853	$34,052	$82,923

        Additional detail describing our long-term debt is included in Note 5 to our consolidated financial statements.

        As of May 25, 2006, we had no additional material purchase obligations other than those created in the ordinary course of business related to property and equipment, which generally have terms of less than 90 days. We also have long-term obligations related to our employee benefit plans, which are discussed in detail in Note 7 of our consolidated financial statements.

        We guarantee debt of our 50% unconsolidated joint ventures and other entities. Our joint venture partners also guarantee all or a portion of this same debt. During fiscal 2004, we paid $930,000 in connection with our guarantee of debt on a joint venture that was liquidated.

        We have approximately seven and one-half years remaining on a ten and one-half year office lease. During fiscal 2006, the lease was amended in order to exit leased office space for our former limited-service lodging division. To induce the landlord to amend the lease, we guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease.

        The following schedule details our guarantee obligations at May 25, 2006 (in thousands):

	Expiration by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt guarantee obligations	$5,034	$199	$4,835	$--	$--
Lease guarantee obligations	3,271	401	831	871	1,168

Total guarantee obligations	$8,305	$600	$5,666	$871	$1,168

Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk related to changes in interest rates and we manage our exposure to this market risk by monitoring available financing alternatives.

        Variable interest rate debt outstanding as of May 25, 2006 was $25.0 million, carried an average interest rate of 7.3% and represented 14.2% of our total debt portfolio. Our earnings are affected by changes in short-term interest rates as a result of our borrowings under our revolving credit agreements and floating-rate mortgages.

        Fixed interest rate debt totaled $151.5 million as of May 25, 2006, carried an average interest rate of 7.3% and represented 85.8% of our total debt portfolio. Fixed interest rate debt included the following: senior notes bearing interest semiannually at fixed rates ranging from 6.66% to 7.93%, maturing in fiscal 2009 through 2014; and fixed rate mortgages and other debt instruments bearing interest from 6.50% to 8.22%, maturing in 2010 through 2025. The fair value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of our $148.1 million of senior notes is approximately $151.5 million. Based upon the respective rate and prepayment provisions of our remaining fixed interest rate mortgage and unsecured term note at May 25, 2006, the carrying amounts of such debt approximates fair value.

        The variable interest rate debt and fixed interest rate debt outstanding as of May 25, 2006 matures as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Variable interest rate	$25,030	$--	$--	$--	$--	$--	$25,030
Fixed interest rate	28,372	31,964	31,986	14,506	14,526	30,128	151,482

Total debt	$53,402	$31,964	$31,986	$14,506	$14,526	$30,128	$176,512

        We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreements are recorded as adjustments to interest expense. We had no outstanding interest rate swap agreements at May 25, 2006. On May 3, 2002, we terminated a swap agreement that had effectively converted $25 million of our borrowings under revolving credit agreements from floating-rate debt to fixed-rate debt. The fair value of the swap on the date of the termination resulted in a liability of $2.8 million. The remaining loss of $184,000 ($111,000 net of tax), previously included in other comprehensive income, was reclassified into earnings as interest expense during fiscal 2006 in conjunction with the end of the original life of the hedge.

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

•	We review long-lived assets, including fixed assets, goodwill, investments in joint ventures and receivables from joint ventures, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. In assessing the recoverability of these assets, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to factors such as economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted estimated cash flows (excluding interest) is less than the current carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. During fiscal 2006, we recorded a before-tax reserve for bad debts on receivables from joint ventures of approximately $278,000 and a before-tax impairment charge of approximately $500,000 on fixed assets related to theatres scheduled to close during fiscal 2007.

•	We sponsor an unfunded nonqualified defined-benefit pension plan covering certain employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plan. These factors include assumptions about the discount rate and rate of future compensation increases as determined by us, within certain guidelines. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may impact the amount of pension expense recorded by us.

•	We maintain insurance coverage for workers compensation and general liability claims utilizing a retroactive insurance policy. Under this policy, we are responsible for all claims up to our stop loss limitations of $250,000 to $350,000, depending upon the specific policy and policy year. It is not uncommon for insurance claims of this type to be filed months or even years after the initial incident may have occurred. It also can take many months or years before some claims are settled. As a result, we must estimate our potential self-insurance liability based upon several factors, including historical trends, our knowledge of the individual claims and likelihood of success, and our insurance carrier’s judgment regarding the reserves necessary for individual claims. Actual claim settlements may differ from our estimates.

•	We offer health insurance coverage to our associates under a variety of different fully-insured HMOs and self-insured fee-for-service plans. Under the fee-for-service plans, we are responsible for all claims up to our stop loss limitation of $100,000. Our health insurance plans are set up on a calendar year basis. As a result, we must estimate our potential health self-insurance liability based upon several factors, including historical trends, our knowledge of the potential impact of changes in plan structure and our judgment regarding the portion of the total cost of claims that will be shared with associates. Actual differences in any of these factors may impact the amount of health insurance expense recorded by us.

Impact of Future Adoption of Accounting Standards

        On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004)(SFAS No. 123R), “Share Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

        We will adopt SFAS No. 123R at the beginning of our 2007 fiscal year. We expect that our total stock compensation expense will be similar to the fiscal 2006 pro-forma stock compensation expense included in Note 1 to our Consolidated Financial Statements.

        In December 2004, the American Institute of Certified Public Accountants issued Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions” (the SOP) and the FASB amended SFAS No. 66, “Accounting for Sales of Real Estate,” and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Project,” to exclude accounting for real estate time-sharing transactions from these statements. The SOP is effective for fiscal years beginning after June 15, 2005. The impact of the SOP on our required reserves on our remaining notes receivable for interval ownership is currently being evaluated.

        In June 2006, the FASB issued FASB interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This interpretation prescribes a recognition threshold and measurement criteria for a tax position taken or expected to be taken in a tax return. The new standard will be effective for the Company in the first quarter of fiscal 2008. The impact of FIN 48 on our financial results is currently being evaluated.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of May 25, 2006. The Company’s auditors, Ernst & Young, LLP, have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That attestation report is set forth immediately following this report.

Stephen H. Marcus	Douglas A. Neis
Chairman of the Board, President and Chief	Chief Financial Officer and Treasurer
Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
      of the Marcus Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Marcus Corporation (the Company) maintained effective internal control over financial reporting as of May 25, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of May 25, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 25, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Marcus Corporation as of May 25, 2006 and May 26, 2005, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended May 25, 2006, and our report dated August 4, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
August 4, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
      of The Marcus Corporation

We have audited the accompanying consolidated balance sheets of The Marcus Corporation (the Company) as of May 25, 2006 and May 26, 2005, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended May 25, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at May 25, 2006 and May 26, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 25, 2006, in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of May 25, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 4, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
August 4, 2006

THE MARCUS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	May 25, 2006	May 26, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,528	$259,057
Cash held by intermediaries	1,752	28,552
Accounts and notes receivable, net of reserves (Note 4)	14,306	8,911
Receivables from joint ventures, net of reserves (Note 10)	3,385	2,704
Refundable income taxes	216	871
Deferred income taxes (Note 8)	5,898	5,464
Other current assets (Note 4)	11,273	4,856
Assets of discontinued operations (Note 3)	7,545	22,860

Total current assets	78,903	333,275
PROPERTY AND EQUIPMENT, net (Note 4)	450,529	398,748
OTHER ASSETS:
Investments in joint ventures (Note 10)	7,487	6,658
Goodwill	11,196	11,196
Other (Note 4)	39,119	37,622

Total other assets	57,802	55,476

Total assets	$587,234	$787,499

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable (Note 10)	$500	$1,774
Accounts payable	19,399	14,871
Taxes other than income taxes	11,064	8,507
Accrued compensation	7,444	6,191
Other accrued liabilities (Note 4)	14,887	13,046
Current maturities of long-term debt (Note 5)	53,402	25,765
Liabilities of discontinued operations (Note 3)	1,998	9,533

Total current liabilities	108,694	79,687
LONG-TERM DEBT (Note 5)	123,110	170,888
DEFERRED INCOME TAXES (Note 8)	27,946	26,614
DEFERRED COMPENSATION AND OTHER (Note 7)	26,161	16,649
COMMITMENTS, LICENSE RIGHTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY (Note 6):
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	--	--
Common Stock:
Common Stock, $1 par; authorized 50,000,000 shares; issued
22,235,822 shares in 2006 and 22,099,042 shares in 2005	22,236	22,099
Class B Common Stock, $1 par; authorized 33,000,000 shares;
issued and outstanding 8,953,691 shares in 2006 and
9,090,471 shares in 2005	8,954	9,091
Capital in excess of par	45,911	45,481
Retained earnings	231,907	425,941
Accumulated other comprehensive income (loss)	112	(532)

	309,120	502,080
Less unearned compensation on restricted stock	(293)	(413)
Less cost of Common Stock in treasury (646,544 shares in 2006 and
857,088 shares in 2005	(7,504)	(8,006)

Total shareholders’ equity	301,323	493,661

Total liabilities and shareholders’ equity	$587,234	$787,499

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Year ended
	May 25, 2006	May 26, 2005	May 27, 2004
REVENUES:
Rooms and telephone	$75,871	$56,778	$55,095
Theatre admissions	93,429	96,157	101,144
Theatre concessions	45,496	45,785	46,696
Food and beverage	41,162	36,576	34,940
Other revenues	33,286	31,762	31,346

Total revenues	289,244	267,058	269,221
COSTS AND EXPENSES:
Rooms and telephone	27,852	22,726	21,694
Theatre operations	73,527	75,560	77,944
Theatre concessions	9,672	9,896	10,209
Food and beverage	31,461	28,640	27,046
Advertising and marketing	16,446	13,442	13,361
Administrative	29,001	26,084	24,186
Depreciation and amortization	26,131	24,503	24,844
Rent (Note 9)	3,630	1,989	1,845
Property taxes	10,395	8,145	7,944
Preopening expenses	805	816	173
Other operating expenses	20,784	16,355	16,997

Total costs and expenses	249,704	228,156	226,243

OPERATING INCOME	39,540	38,902	42,978
OTHER INCOME (EXPENSE):
Investment income	7,863	6,187	1,730
Interest expense	(14,397)	(14,874)	(16,529)
Gain on disposition of property and equipment
and investments in joint ventures	1,749	2,195	2,778
Equity losses from unconsolidated joint ventures,
net (Note 10)	(1,868)	(1,090)	(439)

	(6,653)	(7,582)	(12,460)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	32,887	31,320	30,518
INCOME TAXES (Note 8)	10,419	11,742	11,956

EARNINGS FROM CONTINUING OPERATIONS	22,468	19,578	18,562

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (continued)
(in thousands, except per share data)

	Year ended
	May 25, 2006	May 26, 2005	May 27, 2004
DISCONTINUED OPERATIONS (Note 3):
Income (loss) from discontinued operations, net of income
taxes (benefit) of $(960), $858 and $3,896 in 2006,
2005 and 2004, respectively	$(1,905)	$1,322	$6,049
Gain on sale of discontinued operations, net of income
taxes of $3,885 in 2006 and $50,856 in 2005	7,708	78,321	--

EARNINGS FROM DISCONTINUED OPERATIONS	5,803	79,643	6,049

NET EARNINGS	$28,271	$99,221	$24,611

EARNINGS PER COMMON SHARE - BASIC:
Continuing operations	$0.74	$0.65	$0.63
Discontinued operations	0.19	2.64	0.20

Net earnings per share	$0.93	$3.29	$0.83

EARNINGS PER COMMON SHARE - DILUTED:
Continuing operations	$0.73	$0.64	$0.62
Discontinued operations	0.18	2.61	0.20

Net earnings per share	$0.91	$3.25	$0.82

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation on Restricted Stock	Treasury Stock	Total
BALANCES AT MAY 29, 2003	$21,684	$9,506	$41,751	$314,903	$(2,181)	$--	$(15,763)	$369,900
Cash dividends:
$.20 per share Class B Common Stock	--	--	--	(1,875)	--	--	--	(1,875)
$.22 per share Common Stock	--	--	--	(4,468)	--	--	--	(4,468)
Exercise of stock options	--	--	537	--	--	--	2,597	3,134
Purchase of treasury stock	--	--	--	--	--	--	(512)	(512)
Savings and profit-sharing contribution	--	--	302	--	--	--	390	692
Reissuance of treasury stock	--	--	99	--	--	--	149	248
Issuance of restricted stock	--	--	263	--	--	(731)	468	--
Amortization of unearned compensation on
restricted stock	--	--	--	--	--	101	--	101
Conversions of Class B Common Stock	182	(182)	--	--	--	--	--	--
Components of comprehensive income:
Net earnings	--	--	--	24,611	--	--	--	24,611
Change in unrealized gain on available for
sale investments, net of tax effect of $101	--	--	--	--	151	--	--	151
Amortization of loss on swap agreement, net
of tax effect of $269 (Note 5)	--	--	--	--	402	--	--	402
Minimum pension liability, net of tax effect
of $880	--	--	--	--	1,339	--	--	1,339

Total comprehensive income								26,503

BALANCES AT MAY 27, 2004	21,866	9,324	42,952	333,171	(289)	(630)	(12,671)	393,723
Cash dividends:
$.20 per share Class B Common Stock	--	--	--	(1,831)	--	--	--	(1,831)
$.22 per share Common Stock	--	--	--	(4,620)	--	--	--	(4,620)
Exercise of stock options	--	--	1,885	--	--	--	4,845	6,730
Purchase of treasury stock	--	--	--	--	--	--	(518)	(518)
Savings and profit-sharing contribution	--	--	338	--	--	--	221	559
Reissuance of treasury stock	--	--	134	--	--	--	113	247
Issuance of restricted stock	--	--	98	--	--	--	75	173
Amortization of unearned compensation on
restricted stock	--	--	--	--	--	107	--	107
Cancellation of restricted stock	--	--	(39)	--	--	110	(71)	--
Acceleration of stock option vesting period	--	--	113	--	--	--	--	113
Conversions of Class B Common Stock	233	(233)	--	--	--	--	--	--
Components of comprehensive income:
Net earnings	--	--	--	99,221	--	--	--	99,221
Change in unrealized gain on available for
sale investments, net of tax effect of $80	--	--	--	--	(121)	--	--	(121)
Amortization of loss on swap agreement, net
of tax effect of $173 (Note 5)	--	--	--	--	259	--	--	259
Minimum pension liability, net of tax
benefit of $250	--	--	--	--	(381)	--	--	(381)

Total comprehensive income								98,978

BALANCES AT MAY 26, 2005	22,099	9,091	45,481	425,941	(532)	(413)	(8,006)	493,661
Cash dividends:
$.24 per share Class B Common Stock	--	--	--	(2,137)	--	--	--	(2,137)
$.26 per share Common Stock	--	--	--	(5,592)	--	--	--	(5,592)
$7.00 per share Class B and Common Stock
special dividend	--	--	--	(214,576)	--	--	--	(214,576)
Exercise of stock options	--	--	(19)	--	--	--	6,507	6,488
Purchase of treasury stock	--	--	--	--	--	--	(6,492)	(6,492)
Savings and profit-sharing contribution	--	--	224	--	--	--	292	516
Reissuance of treasury stock	--	--	127	--	--	--	120	247
Issuance of restricted stock	--	--	98	--	--	--	75	173
Amortization of unearned compensation on
restricted stock	--	--	--	--	--	120	--	120
Conversions of Class B Common Stock	137	(137)	--	--	--	--	--	--
Components of comprehensive income:
Net earnings	--	--	--	28,271	--	--	--	28,271
Change in unrealized gain on available for
sale investments, net of tax effect of $63	--	--	--	--	93	--	--	93
Amortization of loss on swap agreement, net
of tax effect of $73 (Note 5)	--	--	--	--	111	--	--	111
Minimum pension liability, net of tax effect
of $288	--	--	--	--	440	--	--	440

Total comprehensive income								28,915

BALANCES AT MAY 25, 2006	$22,236	$8,954	$45,911	$231,907	$112	$(293)	$(7,504)	$301,323

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended
	May 25, 2006	May 26, 2005	May 27, 2004
OPERATING ACTIVITIES
Net earnings	$28,271	$99,221	$24,611
Adjustments to reconcile net earnings to net cash provided by (used
in) operating activities:
Losses on loans to and investments in joint ventures	1,974	1,566	755
Gain on disposition of property, equipment and investments in
joint ventures	(1,749)	(2,113)	(2,174)
Gain on sale of limited-service lodging division	(11,728)	(123,283)	--
Loss (gain) on sale of Miramonte Resort	135	(5,894)	--
Impairment of property and equipment	501	--	--
Distributions from joint ventures	373	6,638	296
Amortization of loss on swap agreement	184	432	671
Amortization of unearned compensation on restricted stock	120	107	101
Amortization of favorable lease right	676	--	--
Depreciation and amortization	26,274	28,402	46,036
Deferred income taxes	(3,598)	(15,159)	1,252
Deferred compensation and other	240	663	1,423
Contribution of the Company's stock to savings and
profit-sharing plan	516	559	692
Changes in operating assets and liabilities:
Accounts and notes receivable	(4,431)	1,555	13,756
Real estate and development costs	1,541	1,453	(1,100)
Other current assets	(6,343)	707	(557)
Accounts payable	4,395	(1,324)	(3,207)
Income taxes	194	(4,092)	4,344
Taxes other than income taxes	2,375	(1,254)	35
Accrued compensation	647	(1,996)	1,517
Other accrued liabilities	(993)	820	3,796

Total adjustments	11,303	(112,213)	67,636

Net cash provided by (used in) operating activities	39,574	(12,992)	92,247
INVESTING ACTIVITIES
Capital expenditures	(35,702)	(63,431)	(50,915)
Purchase of hotels, net of cash acquired	(39,830)	--	--
Net proceeds from disposals of property, equipment and other assets	6,902	4,154	8,751
Net proceeds from sale of limited-service lodging division	24,979	365,447	--
Net proceeds from sale of Miramonte Resort	--	28,503	--
Net proceeds received from (held by) intermediaries	26,800	(28,552)	--
Contributions received from Oklahoma City	7,372	--	--
Decrease (increase) in other assets	(8,608)	446	798
Purchase of interest in joint ventures	(1,685)	(4,276)	(4,500)
Payment on joint venture debt guarantee	--	--	(930)
Cash received from (advanced to) joint ventures	(684)	145	102

Net cash provided by (used in) investing activities	(20,456)	302,436	(46,694)
FINANCING ACTIVITIES
Debt transactions:
Net proceeds from issuance of notes payable and long-term debt	5,558	13,550	10,840
Principal payments on notes payable and long-term debt	(27,317)	(53,746)	(49,330)
Equity transactions:
Treasury stock transactions, except for stock options	(6,072)	(98)	(264)
Exercise of stock options	6,488	6,730	3,134
Dividends paid	(222,305)	(6,451)	(6,343)

Net cash used in financing activities	(243,648)	(40,015)	(41,963)

Net increase (decrease) in cash and cash equivalents	(224,530)	249,429	3,590
Cash and cash equivalents at beginning of year	259,058	9,629	6,039

Cash and cash equivalents at end of year	$34,528	$259,058 *	$9,629 **

*Includes $1 of cash included in assets of discontinued operations
**Includes $190 of cash included in assets of discontinued operations

See accompanying notes.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 25, 2006

1. Description of Business and Summary of Significant Accounting Policies

Description of Business – The Marcus Corporation and its subsidiaries (the Company) operate principally in two business segments:

Theatres: Operates multiscreen motion picture theatres in Wisconsin, Illinois, Ohio and Minnesota and a family entertainment center in Wisconsin.

Hotels and Resorts: Owns and operates full service hotels and resorts in Wisconsin, Ohio, Illinois and Missouri, manages full service hotels in Wisconsin, Minnesota, Texas and California, and manages a vacation ownership development in Wisconsin.

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

Fiscal Year – The Company reports on a 52/53-week year ending the last Thursday of May. All segments had a 52-week year in fiscal 2006, 2005 and 2004.

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

Financial Instruments – The carrying value of the Company’s financial instruments (including cash and cash equivalents, cash held by intermediaries, accounts receivable, notes receivable, investments and accounts and notes payable) approximates fair value. The fair value of the Company’s $148,127,000 of senior notes is approximately $151,535,000 at May 25, 2006, determined based upon current market interest rates for financial instruments with a similar average remaining life. The carrying amounts of the Company’s remaining long-term debt approximate their fair values.

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

May 25, 2006

1. Description of Business and Summary of Significant Accounting Policies (continued)

Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. For the purpose of determining fair value, defined as the amount at which an asset or group of assets could be bought or sold in a current transaction between willing parties, the Company utilizes currently available market valuations of similar assets in its respective industries, often expressed as a given multiple of operating cash flow. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of May 25, 2006, May 26, 2005 and May 27, 2004, and determined that there was no significant impact on the Company’s results of operations, other than a $501,000 before-tax impairment charge recorded in fiscal 2006 related to theatres scheduled to close during fiscal 2007. The impairment charge is included in other operating expenses in the consolidated statement of earnings.

Goodwill – The Company reviews goodwill for impairment annually, or more frequently if certain indicators arise. The Company performed an annual impairment test as of the Company’s year-end date in fiscal 2006, 2005 and 2004 and deemed that no impairment loss was necessary. The Company’s goodwill relates to its Theatres segment and represents the excess of the acquisition cost over the fair value of the assets acquired.

Capitalization of Interest – The Company capitalizes interest during construction periods by adding such interest to the cost of property and equipment. Interest of approximately $835,000 and $296,000 was capitalized in fiscal 2005 and 2004, respectively. There was no interest capitalized in fiscal 2006.

Investments – Available for sale securities are stated at fair market value, with unrealized gains and losses reported as a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method. Realized gains and losses and declines in value judged to be other-than-temporary are included in investment income. The Company evaluates securities for other-than-temporary impairment on a periodic basis and principally considers the type of security, the severity of the decline in fair value, and the duration of the decline in fair value in determining whether a security’s decline in fair value is other-than-temporary.

Revenue Recognition – The Company recognizes revenue from its rooms as earned on the close of business each day. Revenues from theatre admissions, concessions and food and beverage sales are recognized at the time of sale. Revenues from advanced ticket and gift certificate sales are recorded as deferred revenue and are recognized when tickets or gift certificates are used. Other revenues include management fees for theatres and hotels under management agreements. The fees are recognized as earned based on the terms of the agreements and include both base fees and incentive fees.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 25, 2006

1. Description of Business and Summary of Significant Accounting Policies (continued)

Revenues from discontinued operations include sales from a vacation ownership development. Sale of vacation intervals are recognized on an accrual basis after a binding sales contract has been executed, a 10% minimum down payment is received, the rescission period has expired, construction is substantially complete, and certain minimum sales levels have been reached. Development costs, including construction costs, interest and other carrying costs, which are allocated based on relative sales values, are included in assets of discontinued operations in the accompanying consolidated balance sheets.

Advertising and Marketing Costs – The Company generally expenses all advertising and marketing costs as incurred.

Depreciation and Amortization – Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the following estimated useful lives or any related lease terms:

Years
Land improvements	15 - 39
Buildings and improvements	25 - 39
Leasehold improvements	3 - 40
Furniture, fixtures and equipment	3 - 20

Preopening Expenses – Costs incurred prior to opening new or remodeled facilities are expensed as incurred.

Earnings Per Share (EPS) – Basic EPS is computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and non-vested restricted stock using the treasury stock method.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 25, 2006

1. Description of Business and Summary of Significant Accounting Policies (continued)

The following table illustrates the computation of basic and diluted earnings per share for earnings from continuing operations and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Year ended
	May 25, 2006	May 26, 2005	May 27, 2004
	(in thousands, except per share data)
Numerator:
Earnings from continuing operations	$22,468	$19,578	$18,562

Denominator:
Denominator for basic EPS	30,439	30,120	29,630
Effect of dilutive employee stock options and non-vested
restricted stock	500	406	220

Denominator for diluted EPS	30,939	30,526	29,850

Earnings per share from continuing operations:
Basic	$0.74	$0.65	$0.63
Diluted	$0.73	$0.64	$0.62

Options to purchase 7,778 shares, 6,416 shares and 400,221 shares of common stock at prices ranging from $16.24 to $17.73, $15.70 to $16.24 and $11.27 to $12.72 per share were outstanding at May 25, 2006, May 26, 2005 and May 27, 2004, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares, and, therefore, the effect would be antidilutive.

Accumulated Other Comprehensive Income (Loss) – Accumulated other comprehensive income (loss) presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	May 25, 2006	May 26, 2005
	(in thousands)
Unrealized gain on available for sale investments	$123	$30
Unrecognized loss on interest rate swap agreement	--	(111)
Minimum pension liability	(11)	(451)

	$112	$(532)

Stock-Based Compensation – The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), in accounting for its employee stock options. Under APB No. 25, because the number of shares is fixed and the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net earnings and earnings per share required by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 4.2%, 3.5% and 3.3% for

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 25, 2006

1. Description of Business and Summary of Significant Accounting Policies (continued)

fiscal 2006, 2005 and 2004, respectively; a dividend yield of 1.1%, 1.2% and 1.5% for fiscal 2006, 2005 and 2004, respectively; volatility factors of the expected market price of the Company’s Common Stock of 39% for fiscal 2006, 43% for fiscal 2005 and 45% for fiscal 2004; and an expected life of the option of approximately five years in fiscal 2006, 2005 and 2004.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the Company’s pro forma earnings and earnings per share would have been as follows:

	Year ended
	May 25, 2006	May 26, 2005	May 27, 2004
	(in thousands, except per share data)
Net earnings, as reported	$28,271	$99,221	$24,611
Deduct: incremental stock-based employee compensation
expense determined under the fair value method for all
option awards, net of related tax effects	(782)	(949)	(1,071)

Pro forma net earnings	$27,489	$98,272	$23,540

Earnings per share:
Basic - as reported	$0.93	$3.29	$0.83
Basic - pro forma	$0.90	$3.26	$0.79
Diluted - as reported	$0.91	$3.25	$0.82
Diluted - pro forma	$0.89	$3.23	$0.79

New Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Shared-Based Payment, which changed the accounting rules relating to equity compensation programs. Effective for fiscal years beginning after June 15, 2005, companies that award share-based payments to employees, including stock options, must begin to recognize the expense of these awards in the financial statements at the time the employee receives the award based on a fair value measurement method. As allowed by SFAS No. 123, the Company has elected to follow APB No. 25 (which uses an intrinsic value measurement method) in accounting for its employee stock options until the effective date of SFAS No. 123(R).

Under APB No. 25’s intrinsic value method, no compensation cost for the Company’s employee stock options is recognized. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on the Company’s results of operations in fiscal 2007, although it will not have an impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, it is believed that had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and earnings per share in the discussion of “Stock-Based Compensation” above.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 25, 2006

1. Description of Business and Summary of Significant Accounting Policies (continued)

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In December 2004, the American Institute of Certified Public Accountants issued Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions (the SOP) and the FASB amended SFAS No. 66, Accounting for Sales of Real Estate, and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to exclude accounting for real estate time-sharing transactions from these statements. The SOP is effective for fiscal years beginning after June 15, 2005. The impact of the SOP on the Company’s required reserves on its remaining notes receivable for interval ownership is currently being evaluated.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. This interpretation prescribes a recognition threshold and measurement criteria for a tax position taken or expected to be taken in a tax return. The new standard will be effective for the Company in the first quarter of fiscal 2008. The impact of FIN 48 on the Company’s financial results is currently being evaluated.

Reclassifications – Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

2. Acquisitions

On May 30, 2005, the Company purchased the Wyndham Milwaukee Center hotel, consisting primarily of land, building and fixtures, for a total purchase price of $23,580,000, net of cash acquired. The results of operation of the Wyndham Milwaukee Center hotel are included in the consolidated statement of earnings since the acquisition date. The fair value of the net assets acquired approximates the purchase price. The consolidated financial statements reflect the allocation of the purchase price to the assets acquired and liabilities assumed, based on their respective fair values.

On May 2, 2006, the Company purchased the Westin Columbus hotel, consisting primarily of land, building and fixtures, for a total purchase price of $16,250,000, net of cash acquired. The results of operation of the Westin Columbus hotel are included in the consolidated statement of earnings since the acquisition date. The fair value of the net assets acquired approximates the purchase price. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their respective fair values.

The effects of presenting the acquisitions on an unaudited pro forma basis were not significant to the Company’s financial position or results of operations.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMETNS

May 25, 2006

3. Discontinued Operations

On September 3, 2004, the Company sold substantially all of the assets of its limited-service lodging division for a total purchase price of $414,900,000 in cash. The purchase price includes approximately $19,000,000 of proceeds related to the sale of four joint venture properties in the transaction. Net proceeds related to the Company to-date from the sale are $390,426,000, net of transaction costs and include $24,979,000 in proceeds received during fiscal 2006 related to funds held in escrow pending completion of certain customary transfer requirements. Net proceeds exclude $10,297,000 of proceeds related to the sale of a joint venture property sold in a subsequent transaction.

The assets sold to-date consisted primarily of land, buildings and equipment with a net book value of approximately $254,792,000, including goodwill with a net book value of approximately $551,000. The result of the transaction to-date is a gain on sale of $82,545,000, net of income taxes of $52,466,000, including additional after tax gains of $7,798,000 recognized during fiscal 2006. In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), the results of operations of the limited-service lodging division have been reported as discontinued operations in the consolidated statement of earnings for all periods presented. Limited-service lodging revenues for the years ended May 25, 2006, May 26, 2005 and May 27, 2004 were $629,000, $43,456,000 and $128,127,000, respectively. Operating income (loss) for the years ended May 25, 2006, May 26, 2005 and May 27, 2004 was $(1,573,000), $5,719,000 and $14,289,000, respectively.

The Company incurred approximately $1,800,000 in one-time severance related costs during fiscal 2005, of which approximately $1,600,000 of these costs were paid out during fiscal 2005. The remaining costs were paid out during fiscal 2006. These one-time termination benefits are included in income (loss) from discontinued operations in the consolidated statement of earnings.

On December 1, 2004, the Company sold the Miramonte Resort for a total purchase price of approximately $28,700,000 in cash. Net proceeds to the Company from the sale were approximately $28,503,000, net of transaction costs, all of which was being held by intermediaries at May 26, 2005 to facilitate potential tax deferral opportunities. The assets sold to-date consisted primarily of land, building and equipment with a net book value of approximately $22,744,000. The result of the transaction to-date is a gain on sale of $3,484,000, which is net of income taxes of $2,275,000. In accordance with SFAS No. 144, the results of operations of the Miramonte, which have historically been included in the Hotels and Resorts segment financial results, have been reported as discontinued operations in the consolidated statement of earnings for all periods presented. Miramonte revenues for the years ended May 26, 2005 and May 27, 2004 were $3,433,000 and $6,495,000, respectively. Miramonte’s operating loss for the years ended May 25, 2006, May 26, 2005 and May 27, 2004 was $95,000, $2,193,000 and $2,843,000, respectively.

On June 29, 2006, during the Company’s fiscal 2007 first quarter, the Company sold the remaining timeshare inventory of its Marcus Vacation Club at Grand Geneva vacation ownership development. The assets sold consisted primarily of real estate and development costs. In accordance with SFAS No. 144, the results of operations of the Marcus Vacation Club, which have historically been included in the Hotels and Resorts segment financial results, have been reported as discontinued operations in the consolidated statement of earnings for all periods presented. Marcus Vacation Club revenues for the years ended May 25, 2006, May 26, 2005 and May 27, 2004 were $4,835,000, $5,649,000 and $5,710,000, respectively. Marcus Vacation Club’s operating loss for the years ended May 25, 2006, May 26, 2005 and May 27, 2004 was $1,085,000, $560,000 and $158,000, respectively.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 25, 2006

3. Discontinued Operations (continued)

The components of the assets and liabilities of discontinued operations included in the consolidated balance sheets are as follows:

	May 25, 2006	May 26, 2005
	(in thousands)
Assets
Cash	$--	$1
Refundable income taxes	2,812	2,424
Real estate and development costs	3,444	4,985
Other current assets	144	444
Net property and equipment	1,101	14,869
Other assets	44	137

Assets of discontinued operations	$7,545	$22,860

Liabilities
Current liabilities	$343	$3,878
Deferred income taxes	172	4,319
Other liabilities	1,483	1,336

Liabilities of discontinued operations	$1,998	$9,533

The consolidated statements of cash flows include results of operations from both continuing operations and discontinued operations.

4. Additional Balance Sheet Information

The composition of accounts and notes receivable is as follows:

	May 25, 2006	May 26, 2005
	(in thousands)
Trade receivables, net of allowance of $453 and $156, respectively	$4,715	$4,079
Current notes receivable for interval ownership	1,406	1,352
Other receivables	8,185	3,480

	$14,306	$8,911

The composition of property and equipment, which is stated at cost, is as follows:

	May 25, 2006	May 26, 2005
	(in thousands)
Land and improvements	$60,889	$50,595
Buildings and improvements	382,555	343,375
Leasehold improvements	39,682	9,138
Furniture, fixtures and equipment	167,687	160,488
Construction in progress	17,580	36,820

	668,393	600,416
Less accumulated depreciation and amortization	217,864	201,668

	$450,529	$398,748

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 25, 2006

4. Additional Balance Sheet Information (continued)

The composition of other assets is as follows:

	May 25, 2006	May 26, 2005
	(in thousands)
Favorable lease right	$12,677	$13,353
Long-term notes receivable for interval ownership, net	4,540	5,295
Split dollar life insurance policies	9,319	4,870
Deposit on land purchase	--	5,662
Other assets	12,583	8,442

	$39,119	$37,622

The Company’s long-term notes receivable for interval ownership are net of a reserve for uncollectible amounts of $1,206,000 and $1,182,000 as of May 25, 2006 and May 26, 2005, respectively. The notes bear fixed-rate interest between 11.90% and 15.90% over the seven-year or ten-year terms of the loans. The weighted-average rate of interest on outstanding notes receivable for interval ownership is 15.25%. The notes are collateralized by the underlying vacation intervals.

The Company has escrow deposits of $6,895,000 and $864,000, which are included in other current assets as of May 25, 2006 and May 26, 2005, respectively. The Company also has deferred revenue of $7,752,000 and $6,080,000, which is included in other accrued liabilities as of May 25, 2006 and May 26, 2005, respectively.

5. Long-Term Debt

Long-term debt is summarized as follows:

	May 25, 2006	May 26, 2005
	(in thousands, except payment data)
Mortgage notes	$25,139	$22,043
Senior notes due May 31, 2005, bearing interest at 10.22%	--	359
Senior notes	148,127	172,685
Unsecured term note due February 2025, with monthly principal
and interest payments of $39,110, bearing interest at 8.22%	3,246	1,566

	176,512	196,653
Less current maturities	53,402	25,765

	$123,110	$170,888

The mortgage notes, both fixed rate and adjustable, bear interest from 6.50% to 7.33% at May 25, 2006, and mature in fiscal years 2007 through 2010. During fiscal 2007, it is the Company’s intention to extend the maturity date of a mortgage note in the amount of $25,030,000 with a current maturity date of September 2006. The mortgage notes are secured by the related land, buildings and equipment.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 25, 2006

5. Long-Term Debt (continued)

The $148,127,000 of senior notes maturing in 2009 through 2014 require annual principal payments in varying installments and bear interest payable semiannually at fixed rates ranging from 6.66% to 7.93%, with a weighted-average fixed rate of 7.25% at May 25, 2006.

The Company has the ability to issue commercial paper through an agreement with two banks, up to a maximum of $65,000,000. The agreements require the Company to maintain unused bank lines of credit at least equal to the principal amount of outstanding commercial paper.

At May 25, 2006, the Company had a credit line totaling $125,000,000 in place. No borrowings are outstanding on the $125,000,000 line, which bears interest at LIBOR plus a margin which adjusts based on the Company’s borrowing levels. This agreement matures in April 2009 and requires an annual facility fee of 0.175% on the total commitment. Based on no commercial paper outstanding, availability under the line at May 25, 2006 totaled $125,000,000.

The Company’s loan agreements include, among other covenants, maintenance of certain financial ratios.

Scheduled annual principal payments on long-term debt for the years subsequent to May 25, 2006 are:

Fiscal Year	(in thousands)
2007	$53,402
2008	31,964
2009	31,986
2010	14,506
2011	14,526
Thereafter	30,128

$176,512

Interest paid, net of amounts capitalized, in fiscal 2006, 2005 and 2004 totaled $14,245,000, $14,682,000 and $16,398,000, respectively.

The Company has utilized derivatives in the past principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. From June 1, 2001 to May 3, 2002, the Company had an interest rate swap agreement that was considered effective and qualified as a cash flow hedge. On May 3, 2002, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $2,791,000. In fiscal 2006, 2005 and 2004, the Company reclassified $184,000 ($111,000 net of tax), $432,000 ($259,000 net of tax) and $671,000 ($402,000 net of tax), respectively, from other comprehensive income (loss) to interest expense.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 25, 2006

6. Shareholders’ Equity

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

During both fiscal 2006 and fiscal 2005, the Company granted 8,000 shares of restricted stock with a fair value of $172,800 each year. These shares were issued in connection with the sale of the limited-service lodging division, and therefore, the related compensation expense is included in discontinued operations in fiscal 2005. In fiscal 2004, the Company granted 50,000 shares of restricted stock. Pursuant to the sale of the limited-service lodging division, 7,500 of these restricted stock shares were cancelled in fiscal 2005. The remaining unearned compensation of the restricted stock of $293,000 as of May 25, 2006 is being amortized to compensation expense over the vesting period. The restricted stock may not be sold, transferred, pledged or assigned, except as provided by the vesting schedule included in the Company’s equity incentive plan. The restricted stock cumulatively vests 25% after three years of the grant date, 50% after five years of the grant date, 75% after ten years of the grant date and 100% upon retirement.

Shareholders have approved the issuance of up to 3,437,500 shares of Common Stock under various stock option plans. The options generally become exercisable 40% after two years, 60% after three years and 80% after four years. The remaining options are exercisable five years after the date of the grant. At May 25, 2006, there were 1,623,543 shares available for grants under the current plan.

On February 24, 2006, the Company paid a special cash dividend of $7.00 per share, returning to shareholders approximately $214,576,000 in proceeds resulting from the sale of the limited-service lodging division. In connection with the special dividend, and pursuant to the terms of the Company’s various stock option plans, certain adjustments were made to the stock options outstanding under the plans in order to avoid dilution of the intended benefits to existing optionees holding outstanding options under the plans which would otherwise result as a consequence of the special dividend. All stock option data prior to the special dividend date has been restated to reflect the adjustments.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 25, 2006

6. Shareholders’ Equity (continued)

A summary of the Company’s stock option activity and related information follows:

	May 25, 2006		May 26, 2005		May 27, 2004
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
	(options in thousands)
Outstanding at beginning of year	1,661	$10.28	2,489	$9.85	2,706	$9.62
Granted	227	14.16	212	12.82	265	10.27
Exercised	(662)	9.81	(701)	9.60	(366)	8.56
Forfeited	(69)	11.71	(339)	10.04	(116)	9.74

Outstanding at end of year	1,157	$11.22	1,661	$10.28	2,489	$9.85

Exercisable at end of year	493	$9.90	833	$9.86	1,183	$9.80

Weighted-average fair value of
options granted during year		$5.22		$4.92		$3.93

Exercise prices for options outstanding as of May 25, 2006 ranged from $7.71 to $17.73. The weighted-average remaining contractual life of those options is 6.4 years. Additional information related to these options segregated by exercise price range is as follows:

	Exercise Price Range
	$7.71 to $10.17	$10.18 to $12.71	$12.72 to $17.73
	(options in thousands)
Options outstanding	355	407	395
Weighted-average exercise price of options outstanding	$9.04	$10.85	$13.55
Weighted-average remaining contractual life of options outstanding	4.5	5.6	8.9
Options exercisable	283	201	9
Weighted-average exercise price of options exercisable	$8.84	$11.11	$16.53

Through May 25, 2006, the Company’s Board of Directors has approved the repurchase of up to 4,687,500 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options and for savings and profit-sharing plan contributions. The Company repurchased 313,416, 28,295 and 33,676 shares pursuant to these authorizations during fiscal 2006, 2005 and 2004, respectively. At May 25, 2006, there were 1,558,122 shares available for repurchase under these authorizations.

The Company’s Board of Directors has authorized the issuance of up to 750,000 shares of Common Stock for The Marcus Corporation Dividend Reinvestment and Associate Stock Purchase Plan. At May 25, 2006, there were 591,321 shares available under this authorization.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 25, 2006

7. Employee Benefit Plans

The Company has a qualified profit-sharing savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides for a contribution of a minimum of 1% of defined compensation for all plan participants and matching of 25% of employee contributions up to 6% of defined compensation. In addition, the Company may make additional discretionary contributions. The Company also sponsors unfunded nonqualified, defined-benefit and deferred compensation plans. Pension and profit-sharing expense from continuing operations for all plans was $2,243,000, $2,217,000 and $2,086,000 for fiscal 2006, 2005 and 2004, respectively.

The status of the Company’s unfunded nonqualified, defined-benefit plan based on the respective May 25, 2006 and May 26, 2005 measurement dates is as follows:

	May 25, 2006	May 26, 2005
	(in thousands)
Change in benefit obligation:
Net benefit obligation at beginning of year	$16,090	$12,676
Service cost	412	369
Interest cost	877	891
Actuarial (gain) loss	(239)	2,371
Benefits paid	(244)	(217)

Net benefit obligation at end of year	$16,896	$16,090

Funded status at end of year	$(16,896)	$(16,090)
Unrecognized net actuarial loss	4,583	5,001
Unrecognized prior service cost	5	9

Net amount recognized at end of year	$(12,308)	$(11,080)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(12,308)	$(11,080)
Additional minimum liability	(24)	(756)
Intangible asset	5	9
Accumulated other comprehensive loss	11	451
Deferred tax asset	8	296

Net amount recognized at end of year	$(12,308)	$(11,080)

	Year ended
	May 25 2006	May 26, 2005	May 27, 2004
Net periodic pension cost:
Service cost	$412	$369	$463
Interest cost	877	891	767
Net amortization of prior service cost, transition
obligation and actuarial loss	184	198	242

	$1,473	$1,458	$1,472

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 25, 2006

7. Employee Benefit Plans (continued)

The accumulated benefit obligation was $12,332,000 and $11,836,000 as of May 25, 2006 and May 26, 2005, respectively.

The benefit obligations were determined using an assumed weighted-average discount rate of 6.25% and 5.50% in 2006 and 2005, respectively, and an annual salary rate increase of 5.0% for both years.

The net periodic benefit cost was determined using an assumed discount rate of 5.5%, 6.5% and 5.75% in 2006, 2005 and 2004, respectively, and an annual salary rate increase of 5.0% for all three years.

Benefit payments expected to be paid subsequent to May 25, 2006 are:

Fiscal Year	(in thousands)
2007	$776
2008	780
2009	897
2010	920
2011	933
Years 2012-2016	5,471

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

The components of the net deferred tax liability for continuing operations were as follows:

	May 25, 2006	May 26, 2005
	(in thousands)
Current deferred income tax assets (liabilities):
Depreciation and amortization	$--	$(20)
Accrued employee benefits	5,413	5,039
Other accrued liabilities	485	445

Net current deferred tax assets	$5,898	$5,464

Noncurrent deferred income tax (liabilities) assets:
Depreciation and amortization	$(28,823)	$(27,905)
Accrued employee benefits	741	708
Other accrued liabilities	136	583

Net noncurrent deferred tax liabilities	$(27,946)	$(26,614)

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 25, 2006

8. Income Taxes (continued)

Income tax expense for continuing operations consists of the following:

	Year ended
	May 25, 2006	May 26, 2005	May 27, 2004
	(in thousands)
Currently payable:
Federal	$7,871	$6,976	$8,130
State	2,851	1,908	2,039
Deferred (benefit) expense:
Federal	(266)	2,507	1,579
State	(37)	351	208

	$10,419	$11,742	$11,956

Income tax expense is included in the accompanying consolidated statements of earnings as follows:

	Year ended
	May 25, 2006	May 26, 2005	May 27, 2004
	(in thousands)
Continuing operations	$10,419	$11,742	$11,956
Discontinued operations	2,925	51,714	3,896

	$13,344	$63,456	$15,852

A reconciliation of the statutory federal tax rate to the effective tax rate for continuing operations follows:

	Year ended
	May 25, 2006	May 26, 2005	May 27, 2004
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	5.5	5.2	4.7
Federal tax exempt interest	(5.9)	(3.1)	--
Other	(2.9)	0.4	(0.5)

	31.7%	37.5%	39.2%

Income taxes paid, net of refunds received, in fiscal 2006, 2005 and 2004 totaled $14,374,000, $82,485,000 and $12,907,000, respectively.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 25, 2006

9. Commitments, License Rights and Contingencies

Lease Commitments – The Company leases real estate under various noncancellable operating leases with an initial term greater than one year that contain multiple renewal options, exercisable at the Company’s option. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. Percentage rentals are based on the revenues at the specific rented property. Certain sublease agreements include buyout incentives. Rent expense charged to operations under these leases was as follows:

	Year Ended
	May 25, 2006	May 26, 2005	May 27, 2004
	(in thousands)
Fixed minimum rentals	$2,833	$1,866	$1,750
Amortization of favorable lease right	676	--	--
Percentage rentals	121	135	137
Sublease rental income	--	(12)	(42)

	$3,630	$1,989	$1,845

Aggregate minimum rental commitments under long-term leases, assuming the exercise of certain lease options, are as follows at May 25, 2006:

Fiscal Year	(in thousands)
2007	$2,523
2008	2,455
2009	2,448
2010	2,534
2011	2,486
Thereafter	52,795

$65,241

Commitments – The Company has commitments for the completion of construction at various properties and the purchase of various properties totaling approximately $41,356,000 at May 25, 2006.

License Rights – The Company has license rights to operate two hotels using the Hilton trademark, one hotel using the Four Points by Sheraton trademark, one hotel using the Wyndham trademark, and one hotel using the Westin trademark. Under the terms of the licenses, the Company is obligated to pay fees based on defined gross sales.

Contingencies – The Company guarantees the debt of joint ventures and other entities totaling $5,034,000 at May 25, 2006. The debt of the joint ventures is collateralized by the real estate, buildings and improvements and all equipment of each joint venture.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 25, 2006

9. Commitments, License Rights and Contingencies (continued)

The Company has approximately seven and one half years remaining on a ten and one half-year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $3,271,000 as of May 25, 2006.

10. Joint Venture Transactions

At May 25, 2006 and May 26, 2005, the Company held investments with aggregate carrying values of $7,487,000 and $6,658,000, respectively, in several joint ventures, excluding the carrying values of investments in discontinued joint ventures. Included in the investments in joint ventures totals is a 50% ownership interest in Platinum Condominium Development, LLC, a joint venture developing a condominium hotel in Las Vegas, Nevada. The carrying value of the investment was $7,324,000 and $5,327,000 at May 25, 2006 and May 26, 2005, respectively. The investments are accounted for under the equity method.

During fiscal 2004, the Company recorded a $585,000 loss on the termination and disposal of a discontinued joint venture and paid $930,000 under the Company’s guarantee of the joint venture’s outstanding debt.

The Company has receivables from the discontinued joint ventures of $3,386,000 and $2,704,000 at May 25, 2006 and May 26, 2005, respectively. The Company earns interest on $3,298,000 and $2,616,000 of the net receivables at approximately prime to prime plus 1.5% at May 25, 2006 and May 26, 2005, respectively.

Included in notes payable at May 25, 2006 and May 26, 2005 is $500,000 and $774,000, respectively, due to discontinued joint ventures in connection with cash advanced to the Company. The Company pays interest on the cash advances based on the 90-day certificate of deposit rates.

11. Business Segment Information

The Company evaluates performance and allocates resources based on the operating income (loss) of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 25, 2006

11. Business Segment Information (continued)

Following is a summary of business segment information for fiscal 2004 through 2006:

	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
	(in thousands)
Fiscal 2006
Revenues	$145,990	$141,917	$1,337	$289,244	$5,358	$294,602
Operating income (loss)	32,481	15,613	(8,554)	39,540	(2,859)	36,681
Depreciation and amortization	12,372	12,632	1,127	26,131	143	26,274
Equity losses from
unconsolidated joint ventures	(985)	(850)	(33)	(1,868)	(106)	(1,974)
Assets	220,595	285,132	73,962	579,689	7,545	587,234
Capital expenditures and other	8,394	65,816	1,187	75,397	135	75,532
Fiscal 2005
Revenues	$149,125	$116,532	$1,401	$267,058	$52,538	$319,596
Operating income (loss)	34,791	12,658	(8,547)	38,902	2,966	41,868
Depreciation and amortization	12,148	10,955	1,400	24,503	3,899	28,402
Equity earnings (losses) from
unconsolidated joint ventures	(264)	(863)	37	(1,090)	(477)	(1,567)
Assets	226,127	243,896	294,616	764,639	22,860	787,499
Capital expenditures and other	35,858	21,520	1,504	58,882	4,549	63,431
Fiscal 2004
Revenues	$155,732	$112,266	$1,223	$269,221	$140,332	$409,553
Operating income (loss)	38,933	12,378	(8,333)	42,978	11,288	54,266
Depreciation and amortization	11,782	11,530	1,532	24,844	21,192	46,036
Equity earnings (losses) from
unconsolidated joint ventures	--	(497)	58	(439)	(346)	(785)
Assets	204,711	203,368	43,670	451,749	298,062	749,811
Capital expenditures and other	10,973	15,064	399	26,436	24,479	50,915

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 25, 2006

12. Unaudited Quarterly Financial Information (in thousands, except per share data)

	13 Weeks Ended
Fiscal 2006	August 25, 2005	November 24, 2005	February 23, 2006	May 25, 2006
Revenues	$86,245	$67,025	$68,751	$67,223
Operating income	18,486	8,300	5,637	7,117
Net earnings	15,489	5,044	4,723	3,015
Net earnings per basic share	$0.51	$0.17	$0.15	$0.10
Net earnings per diluted share	$0.50	$0.16	$0.15	$0.10

	13 Weeks Ended
Fiscal 2005	August 26, 2004	November 25, 2004	February 24, 2005	May 26, 2005
Revenues	$85,215	$60,695	$61,426	$59,722
Operating income	21,325	8,001	5,203	4,373
Net earnings	18,145	71,588	6,595	2,893
Net earnings per basic share	$0.61	$2.38	$0.22	$0.10
Net earnings per diluted share	$0.60	$2.34	$0.21	$0.09

The results for the first three quarters of fiscal 2006 and all four quarters of fiscal 2005 have been restated to reflect certain reclassifications in the Company’s consolidated financial statements and to reflect Marcus Vacation Club as discontinued operations.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

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

(b)	Management’s report on internal control over financial reporting.

        The report of management required under this Item 9A is contained in the section titled “Item 8 – Financial Statements and Supplementary Data” under the heading “Management’s Report on Internal Control over Financial Reporting.”

(c)	Attestation Report of Independent Registered Public Accounting Firm.

        The attestation report required under this Item 9A is contained in the section titled “Item 8 – Financial Statements and Supplementary Data” under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

(d)	Changes in internal control over financial reporting.

        There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act during the fourth quarter of our fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Company.

        The information required by this item with respect to directors is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled “Election of Directors” in the definitive Proxy Statement for our 2006 Annual Meeting of Shareholders scheduled to be held on October 4, 2006 (our “Proxy Statement”). The information required with respect to executive officers appears at the end of Part I of this Form 10-K. The required information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by directors and executive officers is incorporated by reference to the information pertaining thereto set forth under the caption entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

        We have adopted a written code of conduct that applies to all of our directors, officers and employees, which is available on our corporate web site (www.marcuscorp.com). No amendments to our code of conduct, or waivers from our code of conduct with respect to any of our executive officers or directors, have been made. If, in the future, we amend our code of conduct, or grant waivers from our code of conduct with respect to any of our executive officers or directors, we will make information regarding such amendments or waivers available on our corporate web site (www.marcuscorp.com) for a period of at least 12 months.

Item 11.	Executive Compensation.

        The information required by this item is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled “Executive Compensation” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

        The following table lists certain information about our three stock option plans, our 1995 Equity Incentive Plan, our 1994 Nonemployee Director Stock Option Plan and our 2004 Equity Incentive Plan, all of which were approved by our shareholders:

Number of securities to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under current equity compensation plan (excluding securities reflected in the first column)
1,157,000	$11.22	1,624,000

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

        The information required by this item is set forth in “Item 8 – Financial Statements and Supplementary Data” above.

(a)(2)	Financial Statement Schedules.

        All schedules are omitted because they are inapplicable, not required under the instructions or the financial information is included in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits.

        The exhibits filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.*

*	Exhibits to this Form 10-K will be furnished to shareholders upon advance payment of a fee of $0.25 per page, plus mailing expenses. Requests for copies should be addressed to Thomas F. Kissinger, Vice President, General Counsel and Secretary, The Marcus Corporation, 100 East Wisconsin Avenue, Suite 1900, Milwaukee, Wisconsin 53202-4125.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MARCUS CORPORATION
Date: August 8, 2006	By: /s/ Stephen H. Marcus
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
By: /s/ Gregory S. Marcus
Gregory S. Marcus, Director

The most recent certifications by our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to the Form 10-K. We have also filed with the New York Stock Exchange the most recent Annual CEO Certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

S-1

EXHIBIT INDEX

2.1	Asset Purchase Agreement dated July 14, 2004, by and between certain subsidiaries of The Marcus Corporation and La Quinta Corporation. [Incorporated by reference to Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended May 27, 2004.]

3.1	Restated Articles of Incorporation. [Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended November 13, 1997.]

3.2	Bylaws, as amended as of July 18, 2006. [Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated July 18, 2006.]

4.1	Senior Note Purchase Agreement dated May 31, 1990, between the Company and The Northwestern Mutual Life Insurance Company. [Incorporated by reference to Exhibit 4 to our Annual Report on Form 10-K for the fiscal year ended May 31, 1990.]

4.2	The Marcus Corporation Note Purchase Agreement dated October 25, 1996. [Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended November 14, 1996.]

4.3	First Supplement to Note Purchase Agreements dated May 15, 1998. [Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended May 28, 1998.]

4.4	Second Supplement to Note Purchase Agreements dated May 7, 1999. [Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the fiscal year ended May 27, 1999.]

4.5	Third Supplement to Note Purchase Agreements dated April 1, 2002. [Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2002.]

4.6	Credit Agreement dated April 30, 2004, by and among The Marcus Corporation, U.S. Bank National Association, Bank of America, N.A., Bank One, NA, LaSalle Bank National Association, and the other financial institutions party hereto. [Incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K for the fiscal year ended May 27, 2004.]

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

10.1*	The Marcus Corporation 1995 Equity Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended May 27, 1999.]

10.2*	The Marcus Corporation 1994 Nonemployee Director Stock Option Plan. [Incorporated by reference to Exhibit A to our 1994 Proxy Statement.]

10.3*	The Marcus Corporation 2004 Equity Incentive Plan. [Incorporated by reference to Exhibit A to our 2004 Proxy Statement.]

E-1

10.4*	Form of The Marcus Corporation 2004 Equity Incentive Plan Stock Option Award (Employees). [Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2005.]

10.5*	Form of The Marcus Corporation 2004 Equity Incentive Plan Stock Option Award (Non-Employee Directors). [Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2005.]

10.6*	Form of The Marcus Corporation Equity Incentive Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2005.]

10.7*	The Marcus Corporation VMAX Incentive Plan Terms. [Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended May 27, 2004.]

10.8*	The Marcus Corporation Deferred Compensation Plan.

10.9*	The Marcus Corporation Retirement Income Plan.

21	Our subsidiaries as of May 25, 2006.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.ss.1350

99.1	Administrative Services Agreement between Marcus Investments, LLC and The Marcus Corporation, dated September 1, 2006.

99.2	Proxy Statement for the 2006 Annual Meeting of Shareholders. (The Proxy Statement for the 2006 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year.)

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

E-2