Form 10-Q
period 2006-08-24
MARCUS CORP
filed 2006-10-03
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 24, 2006

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

COMMON STOCK OUTSTANDING AT OCTOBER 2, 2006 – 21,483,341
CLASS B COMMON STOCK OUTSTANDING AT OCTOBER 2, 2006 –8,953,691

THE MARCUS CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	August 24, 2006	May 25, 2006
ASSETS
Current assets:
Cash and cash equivalents	$46,268	$34,528
Cash held by intermediaries	1,302	1,752
Accounts and notes receivable, net of reserves	16,201	14,306
Receivables from joint ventures, net of reserves	3,458	3,385
Refundable income taxes	--	216
Deferred income taxes	6,008	5,898
Other current assets	10,874	11,273
Assets of discontinued operations (Note 2)	2,818	7,545

Total current assets	86,929	78,903
Property and equipment:
Land and improvements	61,021	60,889
Buildings and improvements	383,034	382,555
Leasehold improvements	40,129	39,682
Furniture, fixtures and equipment	168,111	167,687
Construction in progress	28,091	17,580

Total property and equipment	680,386	668,393
Less accumulated depreciation and amortization	223,839	217,864

Net property and equipment	456,547	450,529
Other assets:
Investments in joint ventures	9,559	7,487
Goodwill	11,196	11,196
Other	39,680	39,119

Total other assets	60,435	57,802

TOTAL ASSETS	$603,911	$587,234

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	August 24, 2006	May 25, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$565	$500
Accounts payable	18,132	19,399
Income taxes	4,418	--
Taxes other than income taxes	10,591	11,064
Accrued compensation	5,491	7,444
Other accrued liabilities	16,297	14,887
Current maturities of long-term debt	53,744	53,402
Liabilities of discontinued operations (Note 2)	2,510	1,998

Total current liabilities	111,748	108,694
Long-term debt	127,231	123,110
Deferred income taxes	27,213	27,946
Deferred compensation and other	28,224	26,161
Shareholders’ equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	--	--
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,235,822
shares at August 24, 2006 and May 25, 2006	22,236	22,236
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and
outstanding 8,953,691 at August 24, 2006 and May 25, 2006	8,954	8,954
Capital in excess of par	45,749	45,911
Retained earnings	243,398	231,907
Accumulated other comprehensive loss	99	112

	320,436	309,120
Less unearned compensation on restricted stock	--	(293)
Less cost of Common Stock in treasury (785,167 shares at August 24,
2006 and 646,544 shares at May 25, 2006)	(10,941)	(7,504)

Total shareholders’ equity	309,495	301,323

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$603,911	$587,234

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

	13 Weeks Ending
(in thousands, except per share data)	August 24, 2006	August 25, 2005
Revenues:
Rooms and telephone	$26,575	$23,286
Theatre admissions	29,944	28,747
Theatre concessions	14,902	13,656
Food and beverage	11,689	10,774
Other revenues	10,297	9,782

Total revenues	93,407	86,245
Costs and expenses:
Rooms and telephone	8,237	7,513
Theatre operations	23,412	21,963
Theatre concessions	3,304	2,942
Food and beverage	8,462	8,187
Advertising and marketing	4,721	4,305
Administrative	8,261	7,457
Depreciation and amortization	6,405	6,481
Rent	864	924
Property taxes	2,517	2,540
Preopening expenses	275	336
Other operating expenses	5,767	5,110

Total costs and expenses	72,225	67,758

Operating income	21,182	18,487
Other income (expense):
Investment income	796	1,977
Interest expense	(3,286)	(3,738)
Gain (loss) on disposition of property, equipment and investments in joint
ventures	(13)	2,983
Equity losses from unconsolidated joint ventures	(297)	(333)

	(2,800)	889

Earnings from continuing operations before income taxes	18,382	19,376
Income taxes	4,674	6,997

Earnings from continuing operations	13,708	12,379
Discontinued operations (Note 2):
Loss from discontinued operations, net of tax benefit of $37 and $409 for
the 13 weeks ended August 24, 2006 and August 25, 2005, respectively	(24)	(626)
Gain on sale of discontinued operations, net of income taxes of $187 and $2,439
for the 13 weeks ended August 24, 2006 and August 25, 2005, respectively	23	3,736

	(1)	3,110

Net earnings	$13,707	$15,489

Earnings per share - basic:
Continuing operations	$0.45	$0.41
Discontinued operations	$--	$0.10

Net earnings per share	$0.45	$0.51

Earnings per share - diluted:
Continuing operations	$0.45	$0.40
Discontinued operations	$--	$0.10

Net earnings per share	$0.45	$0.50

Dividends per share:
Class B Common Stock	$0.068	$0.050
Common Stock	$0.075	$0.055

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	13 Weeks Ending
(in thousands)	August 24, 2006	August 25, 2005
OPERATING ACTIVITIES:
Net earnings	$13,707	$15,489
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures	330	209
Gain on disposition of property, equipment, investments in joint ventures,
and other assets	(197)	(2,983)
Gain on sale of limited-service lodging division	--	(6,174)
Distributions from joint ventures	--	354
Amortization of loss on swap agreement	--	95
Amortization of favorable lease right	110	167
Depreciation and amortization	6,417	6,536
Stock compensation expense	251	30
Deferred income taxes	(861)	(1,067)
Deferred compensation and other	585	(218)
Changes in assets and liabilities:
Accounts and notes receivable	(2,734)	(4,929)
Real estate and development costs	3,032	498
Other current assets	464	229
Accounts payable	(1,288)	(4,581)
Income taxes	6,214	8,592
Taxes other than income taxes	(491)	1,051
Accrued compensation	(1,953)	(1,378)
Other accrued liabilities	1,799	3,166

Total adjustments	11,678	(403)

Net cash provided by operating activities	25,385	15,086
INVESTING ACTIVITIES:
Capital expenditures	(12,283)	(7,571)
Purchase of Wyndham Milwaukee Center hotel, net of cash acquired	--	(23,580)
Net proceeds from disposals of property, equipment and other assets	1,613	4,611
Net proceeds from sale of limited-service lodging division	--	9,221
Net proceeds received from intermediaries	449	26,467
Contributions received from Oklahoma City	1,477	--
Increase in other assets	(1,229)	(65)
Purchase of interest in joint venture	(2,369)	(916)
Cash advanced to joint ventures	(59)	(120)

Net cash provided by (used in) investing activities	(12,401)	8,047
FINANCING ACTIVITIES:
Debt transactions:
Net proceeds from issuance of notes payable and long-term debt	4,744	3,378
Principal payments on notes payable and long-term debt	(216)	(657)
Equity transactions:
Treasury stock transactions, except for stock options	(4,012)	5
Exercise of stock options	455	556
Dividends paid	(2,215)	(1,625)

Net cash provided by (used in) financing activities	(1,244)	1,657

Net increase in cash and cash equivalents	11,740	24,790
Cash and cash equivalents at beginning of period	34,528	259,058 *

Cash and cash equivalents at end of period	$46,268	$283,848 *

*	Includes $1 of cash included in assets of discontinued operations.

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO FINANCIAL STATEMENTS FOR THE
THIRTEEN WEEKS ENDED AUGUST 24, 2006
(Unaudited)

1.	General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 25, 2006, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the thirteen weeks ended August 24, 2006 and August 25, 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary to present fairly the unaudited interim financial information at August 24, 2006, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year.

Comprehensive Income – Accumulated other comprehensive income consists of the accumulated net unrealized gain on available for sale securities and the minimum pension liability, both net of tax. Accumulated other comprehensive income was $99,000 and $112,000 as of August 24, 2006 and May 25, 2006, respectively. Total comprehensive income for the thirteen weeks ended August 24, 2006 and August 25, 2005 was $13,694,000 and $15,544,000, respectively.

Earnings Per Share (EPS) – Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and non-vested stock using the treasury method.

The following table illustrates the computation of basic and diluted earnings per share for earnings from continuing operations and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended August 24, 2006	13 Weeks Ended August 25, 2005
	(in thousands, except per share data)
Numerator:
Earnings from continuing operations	$13,708	$12,379

Denominator:
Denominator for basic EPS	30,270	30,306
Effect of dilutive employee stock options
and non-vested stock	166	382

Denominator for diluted EPS	30,436	30,688

Earnings per share from continuing operations:
Basic	$0.45	$0.41
Diluted	$0.45	$0.40

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended August 24, 2006	13 Weeks Ended August 25, 2005
	(in thousands)
Service Cost	$108	$98
Interest Cost	271	226
Net amortization of prior service cost,
transition obligation and actuarial loss	46	51

Net periodic pension cost	$425	$375

2.	Discontinued Operations

On June 29, 2006, the Company sold the remaining timeshare inventory of its Marcus Vacation Club at Grand Geneva vacation ownership development. The assets sold consisted primarily of real estate and development costs. The sale did not have a material impact on the Company’s results of operations for the periods presented. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), the results of operations of the Marcus Vacation Club, which have historically been included in the Hotels and Resorts segment financial results, have been reported as discontinued operations in the consolidated statements of earnings for all periods presented. Marcus Vacation Club revenues for the thirteen weeks ended August 24, 2006 and August 25, 2005 were $3,680,000 and $1,957,000, respectively. Marcus Vacation Club’s operating loss for the thirteen weeks ended August 24, 2006 and August 25, 2005 was $21,000 and $104,000, respectively.

On September 3, 2004, the Company sold substantially all of the assets of its limited-service lodging division. The Company is actively exploring opportunities to sell two remaining joint venture properties that were not sold in the original transaction. In accordance with the provisions of SFAS No. 144, the results of operations of the limited-service-lodging division have been reported as discontinued operations in the consolidated statement of earnings for all periods presented. Limited-service lodging revenues for the thirteen weeks ended August 24, 2006 and August 25, 2005 were $1,000 and $319,000, respectively. Limited-service lodging operating loss for the thirteen weeks ended August 24, 2006 and August 25, 2005 was $24,000 and $1,101,000, respectively.

The components of the assets and liabilities of discontinued operations included in the consolidated balance sheets are as follows:

	August 24, 2006	May 25, 2006
	(in thousands)
Assets
Refundable income taxes	$1,232	$2,812
Real estate and development costs	132	3,444
Other current assets	1,419	144
Net property and equipment	--	1,101
Other assets	35	44

Assets of discontinued operations	$2,818	$7,545

Liabilities
Current liabilities	$849	$343
Deferred income taxes	147	172
Other long-term liabilities	1,514	1,483

Liabilities of discontinued operations	$2,510	$1,998

3.	Stock-Based Compensation

Shareholders have approved the issuance of up to 3,437,500 shares of Common Stock under various equity incentive plans. The options generally become exercisable 40% after two years, 60% after three years, 80% after four years and 100% after five years of the date of grant. The options expire ten years from the date of grant. At August 24, 2006, there were 1,400,318 shares available for grants under the current plan.

Awarded shares of non-vested stock cumulatively vest either 25% after three years of the grant date, 50% after five years of the grant date, 75% after ten years of the grant date and 100% upon retirement, or 50% after three years of the grant date and 100% after five years of the grant date, depending on the date of grant. During the period of restriction, the holder of the restricted stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock. Non-vested stock awards and shares issued upon option exercises are issued from previously acquired treasury shares.

The Company adopted SFAS No. 123(R), “Share-Based Payment,” on May 26, 2006. SFAS No. 123(R) requires stock-based compensation to be expensed over the vesting period of the awards based on the grant-date fair value. The Company elected to adopt using the modified prospective transition method which does not result in the restatement of previously issued financial statements. The provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption. Prior to May 26, 2006, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense had been recognized for stock options because all options granted had an exercise price equal to the market value of the underlying stock on the date of grant.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions used for awards granted during the thirteen weeks ended August 24, 2006 and the fiscal year ended May 25, 2006:

	13 Weeks Ended August 24, 2006	Year Ended May 25, 2006
Risk-free interest rate	5.0%	4.2%
Dividend yield	1.6%	1.1%
Volatility	37-41%	39%
Expected life	5-9 years	5 years

Based on these assumptions, the weighted-average fair value of the options granted at the date of grant for the thirteen weeks ended August 24, 2006 and for the year ended May 25, 2006 was $8.03 and $5.22, respectively.

Total pre-tax stock-based compensation expense recognized in the accompanying statements of earnings for the thirteen weeks ended August 24, 2006 and August 25, 2005 was $251,000 and $30,000, respectively. Stock options and non-vested stock accounted for $224,000 and $27,000, respectively, of the expense recognized for the thirteen weeks ended August 24, 2006. The expense recognized for the thirteen weeks ended August 25, 2005 of $30,000 was entirely related to non-vested stock.

As a result of adopting SFAS No. 123(R) on May 26, 2006, the Company’s earnings from continuing operations before income taxes and net earnings for the thirteen weeks ended August 24, 2006 are $224,000 and $167,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB. No. 25. For the thirteen weeks ended August 24, 2006, basic net earnings per share and diluted net earnings per share are $0.01 lower than if the Company had continued to account for stock-based compensation under APB No. 25.

The following table illustrates the pro forma effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the thirteen weeks ended August 25, 2005:

13 Weeks Ended August 25, 2005
(in thousands, except per share data)
Net earnings, as reported	$15,489
Add: reported stock compensation expense, net of tax	19
Deduct: stock-based employee compensation expense determined
under the fair value method, net of tax	(183)

Pro forma net earnings	$15,325

Earnings per share:
Basic - as reported	$0.51
Basic - pro forma	$0.51
Diluted - as reported	$0.50
Diluted - pro forma	$0.50

The following is a summary of the Company’s stock option activity and related information for the thirteen weeks ended August 24, 2006:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life
	(options in thousands)
Outstanding at beginning of period	1,157	$11.22	6.4
Granted	188	19.74
Exercised	(43)	10.68
Forfeited	(4)	13.20

Outstanding at August 24, 2006	1,299	$12.47	6.7

Exercisable at August 24, 2006	645	$10.23	4.9

The intrinsic value of options outstanding at August 24, 2006 was $9,540,000, and the intrinsic value of options exercisable at August 24, 2006 was $6,176,000. During the thirteen weeks ended August 24, 2006 and August 25, 2005, the intrinsic value of options exercised was $364,000 and $344,000, respectively.

Following is a summary of the Company’s non-vested stock activity and related information for the thirteen weeks ended August 24, 2006:

	Shares	Weighted-Average Fair Value
	(shares in thousands)
Outstanding at beginning of period	59	$ 16.52
Granted	44	20.26
Vested	--	--
Forfeited	--	--

Outstanding at August 24, 2006	103	$ 18.14

The Company previously had and will continue to expense awards of non-vested stock based on the fair value of the Company’s common stock at the date of grant. As a result of adopting SFAS No. 123(R), unearned compensation on restricted stock was reclassified into capital in excess of par on the date of adoption. As of August 24, 2006, total remaining unearned compensation related to unvested stock was $1,168,000, which will be amortized over the weighted-average remaining service period of 9.4 years.

4.	Income Taxes

The Company’s effective income tax rate for continuing operations for the thirteen weeks ended August 24, 2006 and August 25, 2005 was 25.4% and 36.1%, respectively. The decrease in the effective rate is primarily due to the anticipated impact of federal and state historic tax credits that are expected to be generated in fiscal 2007 upon completion of the renovation of a hotel in Oklahoma City, Oklahoma. The effective tax rate used during the thirteen weeks ended August 24, 2006 reflects the current estimated effective tax rate for the full year, including the historic tax credits.

5.	Contingency

The Company has approximately seven and one half years remaining on a ten and one half-year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for our former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $3,172,000 as of August 24, 2006.

6.	Business Segment Information

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

Following is a summary of business segment information for the thirteen weeks ended August 24, 2006 and August 25, 2005 (in thousands):

13 Weeks Ended August 24, 2006	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$46,478	$46,611	$318	$93,407	$3,681	$97,088
Operating income (loss)	12,257	11,036	(2,111)	21,182	(61)	21,121
Depreciation and amortization	2,848	3,319	238	6,405	12	6,417

13 Weeks Ended August 25, 2005	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$44,254	$41,642	$349	$86,245	$2,276	$88,521
Operating income (loss)	11,683	8,622	(1,818)	18,487	(1,207)	17,280
Depreciation and amortization	3,167	3,014	300	6,481	55	6,536

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

RESULTS OF OPERATIONS

General

        We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2007 will be a 53-week year and we anticipate that our reported results for fiscal 2007 will benefit from the additional week of reported operations. Fiscal 2006 was a 52-week year. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts. As a result of our sale of substantially all of the assets of our limited-service lodging division during fiscal 2005, this segment has been presented as discontinued operations in the accompanying financial statements and in this discussion. As a result of our sale in June 2006 of the remaining inventory of real estate and development costs associated with our vacation ownership development adjacent to the Grand Geneva Resort, we have also presented these assets and related results of operations, previously included in our hotels and resorts segment, as part of our discontinued operations in the accompanying financial statements and in this discussion. Prior year results have been restated to conform to the current year’s presentation.

        The following table sets forth revenues, operating income, other income (expense), earnings from continuing operations, earnings from discontinued operations, net earnings and earnings per share for the comparable first quarters of fiscal 2007 and 2006 (in millions, except for per share and variance percentage data):

	First Quarter
			Variance
	F2007	F2006	Amt.	Pct.
Revenues	$93.4	$86.2	$7.2	8.3%
Operating income	21.2	18.5	2.7	14.6%
Other income (expense)	(2.8)	0.9	(3.7)	-415.0%
Earnings from continuing operations	13.7	12.4	1.3	10.7%
Earnings from discontinued operations	--	3.1	(3.1)	-100.0%
Net earnings	$13.7	$15.5	$(1.8)	-11.5%
Earnings per share - diluted:
Continuing operations	$.45	$.40	$.05	12.5%
Discontinued operations	--	.10	(.10)	-100.0%
Net earnings per share	$.45	$.50	$(.05)	-10.0%

        An increase in revenues and operating income (earnings before other income/expense and income taxes) from both our theatre division and our hotels and resorts division contributed to our improved operating results during the first quarter of fiscal 2007, compared to the same period last year. The theatre division operating results were favorably impacted by a stronger slate of movies compared to the prior year. Our hotels and resorts division reported record first quarter operating results due in large part to the impact of several of our newest properties. A reduction in our interest expense and a substantially reduced effective income tax rate contributed to an overall increase in our fiscal 2007 first quarter earnings from continuing operations compared to the same period last year, offsetting reduced investment income and gains on disposition of property, equipment and investments in joint ventures. Our overall net earnings decreased during our fiscal 2007 first quarter compared to the same period of the prior year due to the fact that our prior year’s results included additional gains reported from the sale of our discontinued limited-service lodging division.

        We recognized investment income of $800,000 during the first quarter of fiscal 2007, representing a decrease of $1.2 million, or 59.7%, compared to investment income of approximately $2.0 million during the prior year same period. The decrease in investment income was the result of reduced interest earned on our cash balances during our fiscal 2007 first quarter compared to the same period last year. Our fiscal 2007 cash balances are substantially lower than the prior year due to the impact of our $214.6 million special dividend paid on February 24, 2006, the first day of our fiscal 2006 fourth quarter. Our investment income will be significantly lower than the prior year during our fiscal 2007 second and third quarters as well. The majority of our $46.3 million of cash and cash equivalents at the end of the fiscal 2007 first quarter was invested in federal tax-exempt short-term financial instruments.

        Our interest expense totaled $3.3 million for the first quarter of fiscal 2007 compared to $3.7 million during the same period last year. We do not expect our interest expense to change substantially during the remaining quarters of fiscal 2007, other than as a result of the payment of scheduled current maturities. Current maturities of long-term debt on our balance sheet as of August 24, 2006 included $25.6 million related to a mortgage note on our new Chicago hotel with a maturity date in December 2006. We currently anticipate extending the maturity date of this note, which would result in the majority of this amount being reclassified as long-term debt.

        Our continuing operations did not recognize any gains on the disposition of property, equipment and investments in joint ventures during the first quarter of fiscal 2007 compared to approximately $3.0 million recognized during the prior year’s same period. The fiscal 2006 gain was the result of the sale of a theatre outlot and real estate development in Appleton, Wisconsin and the sale of a strip shopping center developed by a joint venture on land adjacent to our theatre in Delafield, Wisconsin. The timing of periodic sales of our property and equipment may vary from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment. We anticipate periodic additional sales of non-core property and equipment with the potential for additional disposition gains from time to time during the remainder of fiscal 2007, including the potential for one or more significant gains during fiscal 2007 from the intended sale of two valuable theatre parcels, both of which will be replaced by a new theatre in Brookfield, Wisconsin.

        We reported net equity losses from unconsolidated joint ventures of approximately $300,000 during the first quarters of fiscal 2007 and 2006. Losses during both years were primarily the result of preopening costs from our 50% ownership interest in Platinum Condominium Development, LLC, which is developing a luxury condominium hotel in Las Vegas, Nevada. Additional preopening costs are expected during our fiscal 2007 second quarter prior to the scheduled opening of the new hotel later during the quarter. Upon completion of construction and the expected closing of the condominium unit sales, our hotels and resorts division will share in any development profit on the project. Our 50% share of the development profit, which we previously estimated to be up to approximately $5 to $7 million after all units have closed, may be recognized during the remaining quarters of fiscal 2007. The division will then manage the hotel for a fee and share in any joint venture earnings on the commercial areas, such as the restaurants, spa and bars.

        We reported income tax expense on continuing operations for the first quarter of fiscal 2007 of $4.7 million, a decrease of $2.3 million, or 33.2%, compared to the same period of fiscal 2006. Our fiscal 2007 first quarter effective income tax rate for continuing operations was 25.4%, significantly lower than our fiscal 2006 first quarter effective rate of 36.1% and our historical 39-40% range. This was primarily due to the previously described investments in federal tax-exempt short-term financial instruments and, more significantly, due to the anticipated impact of federal and state historic tax credits that are expected to be generated upon the scheduled opening of our Oklahoma City Skirvin Hilton hotel project. The effective tax rate used during our fiscal 2007 first quarter reflects our current estimated rate for the full fiscal year, including the credits. Our actual fiscal 2007 effective income tax rate could be different from this estimated first quarter rate depending upon several factors, including our actual final pre-tax earnings, the actual amount of tax-free interest recognized during the year and the actual value of the historic tax credits recognized.

        Net earnings during the fiscal 2006 first quarter included an after-tax loss from discontinued operations of approximately $600,000 and an after-tax gain on sale of discontinued operations of $3.7 million. A detailed discussion of these items is included in the Discontinued Operations section below.

Theatres

        The following table sets forth revenues, operating income and operating margin for our theatre division for the first quarters of fiscal 2007 and 2006 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2007	F2006	Amt.	Pct.
Revenues	$46.5	$44.3	$2.2	5.0%
Operating income	12.3	11.7	0.6	4.9%
Operating margin (% of revenues)	26.4%	26.4%

        Consistent with the seasonal nature of the motion picture exhibition industry, the first quarter of our fiscal year is typically the strongest period for our theatre division due to the traditionally strong summer movie season. Our theatre division recognized increased operating results for our fiscal 2007 first quarter compared to last year’s results during the same period. Our operating margin during the first quarter of fiscal 2007 did not change from the prior year, as efficiencies gained by increased box office and concession revenues were offset by increased film rental costs during the quarter.

        The following table breaks down the components of revenues for the theatre division for the first quarters of fiscal 2007 and 2006 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2007	F2006	Amt.	Pct.
Box office receipts	$29.9	$28.7	$1.2	4.2%
Concession revenues	14.9	13.7	1.2	9.1%
Other revenues	1.7	1.9	(0.2)	-11.8%

Total revenues	$46.5	$44.3	$2.2	5.0%

        The increase in our box office receipts and concession revenues for the first quarter of fiscal 2007 compared to the same period last year was entirely due to an increase in attendance. Partially offsetting our increased attendance was a 1.9% decrease in our average ticket price during the first quarter of fiscal 2007 compared to the same quarter last year, attributable primarily to selected regional price promotions and film product mix. Our average concession sales per person during the fiscal 2007 first quarter increased 2.7% compared to the same period last year. Pricing and film product mix are the two primary factors that impact our average ticket price and concession sales per person. For example, on average, films that appeal to families and teenagers generally produce better than average concession sales but a lower average ticket price compared to more adult-orientated film product. Other revenues, which include management fees, pre-show advertising income, miscellaneous theatre revenues and family entertainment center revenues, decreased slightly during our fiscal 2007 first quarter.

        Total theatre attendance increased 6.3% during the first quarter of fiscal 2007 compared to the same period last year. The division’s fiscal 2007 first quarter results benefited from the strong performance of Pirates of the Caribbean: Dead Man’s Chest, which is presently the sixth best performing motion picture of all time (based upon box office revenues). Our other highest grossing films during the quarter included Cars, X-Men: The Last Stand, Superman Returns and The Break Up.

        September is typically our slowest month of the year and film product for the second quarter of fiscal 2007 has thus far slightly underperformed box office results for the same period of the prior year. However, there appears to be a larger quantity of films scheduled for release during the upcoming fall and holiday season than during the same periods last year and we are hopeful that attendance will exceed last year in the months ahead. Films scheduled to be released this fall that may generate substantial box office interest include: Open Season, Texas Chainsaw Massacre: The Beginning, The Departed, The Grudge 2, Flags of Our Fathers and The Santa Clause 3: The Escape Clause. The final week of our second quarter and the start of the holiday season will include the openings of the new James Bond film, Casino Royale, and the computer animated film Happy Feet. We will likely have challenging comparisons to prior year results late in our second quarter and early in our fiscal 2007 third quarter due to the fact that our top two fiscal 2006 films — Harry Potter and the Goblet of Fire and The Chronicles of Narnia: The Lion, The Witch and The Wardrobe — played during this time period last year. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

        We ended the first quarter of fiscal 2007 with a total of 461 company-owned screens in 40 theatres and 40 managed screens in four theatres compared to 464 company-owned screens in 41 theatres and 40 managed screens in four theatres at the end of the same period last year. We closed a three-screen leased theatre in Milwaukee, Wisconsin in June 2007 and, early in our fiscal 2007 second quarter, we closed a five-screen leased theatre in Madison, Wisconsin and a five-screen owned theatre in Racine, Wisconsin.

        Construction continues on two new theatres in Sturtevant and Green Bay, Wisconsin that will eventually replace three existing theatres in the same markets. The 13-screen Sturtevant theatre, which will include our seventh UltraScreen®, and 12-screen Green Bay theatre are scheduled to open in November 2006. During the first quarter of fiscal 2007, we began construction on our new flagship theatre in Brookfield, Wisconsin, the “Majestic.” This 16-screen theatre, which is currently expected to open in late Spring 2007, will include two 72-feet wide UltraScreens, a multi-use auditorium called the Palladium that will be equipped for live performances, meetings, broadcast concerts and sporting events and regular screenings of first-run movies, as well as expanded food and beverage options. We also recently announced our plans to add an UltraScreen to our 16-screen theatre in Pickerington, Ohio.

Hotels and Resorts

        The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the first quarters of fiscal 2007 and 2006 (in millions, except for variance percentage and operating margin). Prior year results have been restated to reflect the current year presentation of the Marcus Vacation Club timeshare sales operation as discontinued operations.

	First Quarter
			Variance
	F2007	F2006	Amt.	Pct.
Revenues	$46.6	$41.6	$5.0	11.9%
Operating income	11.0	8.6	2.4	28.0%
Operating margin (% of revenues)	23.7%	20.7%

        Our first quarter is historically the strongest quarter of the year for our hotels and resorts division due to increased travel during the summer months at our predominantly Midwestern properties. Revenues and operating income from our seven comparable hotels increased during the quarter, with a particularly strong year-over-year performance occurring at our Four Points by Sheraton Chicago Downtown/Magnificent Mile hotel. Our newest hotel, the Columbus Westin, which was acquired during our fiscal 2006 fourth quarter, also contributed to our improved operating results. Our fiscal 2007 first quarter operating results were negatively impacted by nearly $300,000 of preopening expenses related to our Skirvin Hilton project. Last year’s operating income was negatively impacted by a similar amount related to the opening of the new Chicago hotel.

        The total revenue per available room, or RevPAR, for comparable company-owned properties increased 7.2% during our fiscal 2007 first quarter compared to the same quarter last year. The increase in RevPAR was entirely due to an overall 9.7% increase in average daily room rate, or ADR, for these comparable properties, resulting from increases at all seven of our comparable hotels. Our overall occupancy percentage (number of occupied rooms as a percentage of available rooms) decreased by 1.8 percentage points, primarily as a result of a reduced number of city-wide conventions in Milwaukee this quarter compared to the same quarter last year.

        The current near-term outlook for the future performance of this division remains promising. With the previously noted exception related to reduced Milwaukee convention business, group business improved at several of our hotels during our fiscal 2007 first quarter, including our Grand Geneva Resort. The advanced booking pace at our hotels for the fall (a historically robust period for group business) appears strong. As a result, we currently expect continued improvement in our division operating results during the second quarter of fiscal 2007.

        As previously noted, construction is nearing completion on our Las Vegas condominium hotel joint venture and our hotels and resorts division operating results will benefit from management fees on this property in future periods. In addition, renovation of the historic Skirvin Hotel in Oklahoma City continues, with an opening date targeted for February 2007. Preopening costs from this project will continue to negatively impact our overall operating results during the remainder of fiscal 2007, but we expect this hotel to contribute positively to fiscal 2008 operating results. We continue to pursue several new growth opportunities as well, with a focus on expanding our hotel management business. A number of the projects that we are currently exploring may also include small equity investments.

        We also have several capital projects currently underway at existing hotels that should enhance the long-term value of those properties. We began a significant renovation of the Wyndham Milwaukee Center during our fiscal 2007 first quarter. The newly renovated lobby, ballroom, restaurant and bar will be completed in October 2006 and a complete rooms renovation should be completed by November 2006. Construction continues on a conference center expansion at the Grand Geneva Resort that will add approximately 12,000 square feet of usable space. The new space, which has already generated additional advanced bookings, should open this October. In addition, a new restaurant, spa and salon is scheduled to open at our Pfister Hotel in November 2006.

Discontinued Operations

        During fiscal 2005, we sold substantially all of the assets of our limited-service lodging division and a significant after-tax gain on sale of discontinued operations was reported. At the time of the sale, a portion of the sales proceeds were held in escrow pending completion of certain customary transfer requirements on several locations. During the first quarter of fiscal 2006, the necessary transfer requirements for two of the locations were met and additional net proceeds of $9.2 million were received. As a result, additional after-tax gains on sale of discontinued operations of $3.7 million were recognized during the quarter.

        The results of our limited-service lodging division have been accounted for as discontinued operations in our consolidated financial statements for all periods presented. The following table sets forth revenues, operating loss, loss from discontinued operations and gain on sale of discontinued operations, net of applicable taxes, for our limited-service lodging division for the first quarters of fiscal 2007 and 2006 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2007	F2006	Amt.	Pct.
Revenues	$--	$0.5	$(0.5)	-100.0%
Operating loss	--	(0.9)	0.9	100.0%
Loss from discontinued operations	--	(0.6)	0.6	100.0%
(net of applicable taxes)
Gain on sale of discontinued operations	--	3.7	(3.7)	-100.0%
(net of applicable taxes)

        Our fiscal 2006 first quarter loss from discontinued operations includes a one-time charge to earnings related to the costs associated with exiting leased office space for our former limited-service lodging division.

        Early in our fiscal 2007 first quarter, we sold the remaining timeshare inventory of our Marcus Vacation Club at Grand Geneva vacation ownership development. The assets sold consisted primarily of real estate and development costs, with the purchaser acquiring the remaining 34 units of the 136-unit Marcus Vacation Club property. Our hotels and resorts division will continue to provide hospitality management services for the property and continues to hold notes receivable from prior buyers of timeshare units, but will no longer be in the business of selling timeshare units to customers.

        We have accounted for the results of the Marcus Vacation Club timeshare sales operation, which had previously been included in our hotels and resorts segment results, as discontinued operations in our consolidated financial statements for the first quarter and prior year results have been restated to conform with the current year presentation. The following table sets forth revenues, operating loss and loss from discontinued operations, net of applicable taxes, for the Marcus Vacation Club for the first quarters of fiscal 2007 and 2006 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2007	F2006	Amt.	Pct.
Revenues	$3.7	$2.0	$1.7	88.0%
Operating loss	--	(0.1)	0.1	100.0%
Loss from discontinued operations	--	(0.1)	0.1	100.0%
(net of applicable taxes)

FINANCIAL CONDITION

        Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, together with our substantial cash balances and the availability of $125 million of unused credit lines as of the end of the fiscal 2007 first quarter, will be adequate to support the near-term anticipated ongoing operational liquidity needs of our businesses.

        Net cash provided by operating activities increased by $10.3 million during the first quarter of fiscal 2007 to $25.4 million, compared to $15.1 million during the prior year’s first quarter. The increase was due primarily to increased earnings (excluding gains from sales of property, equipment and investments in joint ventures and gains from sale of discontinued operations), the sale of the remaining real estate and development costs associated with our timeshare operation and favorable timing in the collection of accounts and notes receivable and payment of accounts payable.

        Net cash used in investing activities during the fiscal 2007 first quarter totaled $12.4 million, compared to net cash provided by investing activities of $8.0 million during the fiscal 2006 first quarter. The increase in net cash used in investing activities was primarily the result of decreased cash proceeds from disposals of property and equipment (including net proceeds from the sale of our limited-service lodging division) and decreased cash received that was previously held by intermediaries, partially offset by decreased capital expenditures.

        Capital expenditures totaled $12.3 million during the first quarter of fiscal 2007 compared to $31.2 million during the prior year’s first quarter. Fiscal 2007 first quarter capital expenditures included $7.7 million incurred in our hotels and resorts division, including costs associated with the Skirvin Hilton renovation and Grand Geneva Resort conference center expansion. In addition, we incurred capital expenditures of approximately $4.6 million in our theatre division, including costs associated with the three new theatres currently under construction. Fiscal 2006 first quarter capital expenditures included $23.6 million incurred in our hotels and resorts division related to our purchase of the Wyndham Milwaukee Center hotel.

        Net cash used in financing activities during the first quarter of fiscal 2007 totaled $1.2 million compared to net cash provided by financing activities of $1.7 million during the first quarter of fiscal 2006. During our fiscal 2007 first quarter, we repurchased approximately 228,000 of our common shares for approximately $4.1 million in conjunction with the exercise of stock options and purchase of shares in the open market, compared to 1,900 of common shares repurchased for approximately $42,000 during the first quarter of fiscal 2006. This accounted for the majority of the change this quarter in net cash used in financing activities versus last year’s same period. Our Board of Directors has authorized the repurchase of up to 4.7 million shares of our outstanding common stock. As of August 24, 2006, approximately 1.3 million shares remained available under this repurchase authorization. Any additional repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

        New debt of $4.7 million, primarily related to the Chicago and Oklahoma City hotels, was added during the first quarter of fiscal 2007, compared to $3.4 million of new debt added during the same period last year. Our principal payments on notes payable and long-term debt totaled only $200,000 during the first quarter of fiscal 2007 compared to approximately $700,000 during the same period last year. Our debt-capitalization ratio was 0.37 at August 24, 2006, unchanged from our fiscal 2006 year-end.

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

Accounting Changes

        On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004)(SFAS No. 123R), “Share Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values as of their grant date. Pro forma disclosure is no longer an alternative.

        Prior to May 26, 2006, we accounted for stock-based compensation in accordance with APB Opinion No. 25. Accordingly, no compensation expense had been recognized for stock options because all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. As discussed in Note 3 of our Condensed Notes to Financial Statements for the Thirteen Weeks ended August 24, 2006, we began expensing the cost of stock options on May 26, 2006, the beginning of our fiscal 2007 year, when we adopted SFAS No. 123R using the modified prospective method. This transition method does not result in the restatement of previously issued financial statements.

        As a result of adopting SFAS No. 123R on May 26, 2006, our earnings from continuing operations before income taxes and net earnings for the fiscal 2007 first quarter are $224,000 and $167,000 lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25. We expect that our total stock compensation expense during fiscal 2007 will be similar to the fiscal 2006 pro-forma stock compensation of $782,000, after taxes, included in Note 1 to our Consolidated Financial Statements in our fiscal 2006 Form 10-K.

        We will continue to expense awards of non-vested stock over the vesting period of the awards based on the fair value of our common stock at the date of grant. At the end of our fiscal 2007 first quarter, total remaining unearned compensation related to unvested stock was approximately $1.2 million, which will be amortized over the weighted-average remaining service period of 9.4 years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We have not experienced any material changes in our market risk exposures since May 25, 2006.

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

b.	Changes in internal control over financial reporting

There were no significant changes in our internal controls identified in connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

        Risk factors relating to the Company are contained in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 25, 2006. No material change to such risk factors has occurred during the thirteen weeks ended August 24, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds; Purchases of Equity Securities by the Issuer

        Through August 24, 2006, our board of directors has approved the repurchase of up to 4.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

        The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were made in the open market and pursuant to the publicly announced repurchase authorizations described above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
May 26 - June 25	227,529	$17.78	227,529	1.3 million
June 26 - July 25	558	$20.94	558	1.3 million
July 26 - August 24	--	--	--	--

Total	228,087	$17.79	228,087	1.3 million

Item 6. Exhibits

10.1	Form of The Marcus Corporation 2004 Equity Incentive Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 15, 2006.]

10.2	Form of Cover Letter to The Marcus Corporation 2004 Equity Incentive Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated August 15, 2006.]

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION
DATE: October 3, 2006	By: /s/ Stephen H. Marcus
Stephen H. Marcus,
Chairman of the Board, President and
Chief Executive Officer
DATE: October 3, 2006	By: /s/ Douglas A. Neis
Douglas A. Neis
Chief Financial Officer and Treasurer

S-1