Form 10-Q
period 2006-11-23
MARCUS CORP
filed 2007-01-03
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 23, 2006

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

COMMON STOCK OUTSTANDING AT JANUARY 2, 2007 – 21,555,081
CLASS B COMMON STOCK OUTSTANDING AT JANUARY 2, 2007 – 8,946,054

THE MARCUS CORPORATION

INDEX

PART I - FINANCIAL INFORMATION		Page
Item 1.	Consolidated Financial Statements:
	Consolidated Balance Sheets
	(November 23, 2006 and May 25, 2006)	3
	Consolidated Statements of Earnings
	(Thirteen and twenty-six weeks ended November 23, 2006 and
	November 24, 2005)	5
	Consolidated Statements of Cash Flows
	(Twenty-six weeks ended November 23, 2006 and November 24, 2005)	6
	Condensed Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II - OTHER INFORMATION
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds; Purchases of Equity
	Securities by the Issuer	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 6.	Exhibits	26
	Signatures	S-1

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets

(in thousands, except share and per share data)	(Unaudited) November 23, 2006	(Audited) May 25, 2006
ASSETS
Current assets:
Cash and cash equivalents	$11,507	$34,528
Cash held by intermediaries	11,760	1,752
Accounts and notes receivable, net of reserves	14,193	14,306
Receivables from joint ventures, net of reserves	3,441	3,385
Refundable income taxes	--	216
Deferred income taxes	6,118	5,898
Condominium units held for sale (Note 6)	76,413	--
Other current assets	19,368	11,273
Assets of discontinued operations (Note 2)	1,729	7,545

Total current assets	144,529	78,903
Property and equipment:
Land and improvements	61,150	60,889
Buildings and improvements	398,280	382,555
Leasehold improvements	39,741	39,682
Furniture, fixtures and equipment	168,910	167,687
Construction in progress	35,343	17,580

Total property and equipment	703,424	668,393
Less accumulated depreciation and amortization	222,256	217,864

Net property and equipment	481,168	450,529
Other assets:
Investments in joint ventures	13	7,487
Goodwill	11,168	11,196
Other	41,697	39,119

Total other assets	52,878	57,802

TOTAL ASSETS	$678,575	$587,234

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets

(in thousands, except share and per share data)	(Unaudited) November 23, 2006	(Audited) May 25, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$211	$500
Accounts payable	14,152	19,399
Income taxes	1,896	--
Taxes other than income taxes	11,684	11,064
Accrued compensation	6,494	7,444
Other accrued liabilities	15,117	14,887
Current maturities of long-term debt	117,233	53,402
Liabilities of discontinued operations (Note 2)	2,649	1,998

Total current liabilities	169,436	108,694
Long-term debt	131,363	123,110
Deferred income taxes	29,993	27,946
Deferred compensation and other	29,263	26,161
Shareholders’ equity:
Preferred Stock, $1 par; authorized 1,000,000 shares;
none issued	--	--
Common Stock, $1 par; authorized 50,000,000 shares;
issued 22,235,822 shares at November 23, 2006 and
May 25, 2006	22,236	22,236
Class B Common Stock, $1 par; authorized 33,000,000
shares; issued and outstanding 8,953,691 at November 23,
2006 and May 25, 2006	8,954	8,954
Capital in excess of par	45,590	45,911
Retained earnings	251,266	231,907
Accumulated other comprehensive loss	168	112

	328,214	309,120
Less unearned compensation on restricted stock	--	(293)
Less cost of Common Stock in treasury (693,606 shares at
November 23, 2006 and 646,544 shares at May 25, 2006)	(9,694)	(7,504)

Total shareholders’ equity	318,520	301,323

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$678,575	$587,234

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

(in thousands, except per share data)	November 23, 2006		November 24, 2005
	13 Weeks	26 Weeks	13 Weeks	26 Weeks
Revenues:
Rooms and telephone	$23,546	$50,121	$20,321	$43,607
Theatre admissions	17,772	47,716	19,119	47,866
Theatre concessions	8,733	23,635	8,995	22,651
Food and beverage	12,117	23,806	10,727	21,501
Other revenues	8,437	18,734	7,863	17,645

Total revenues	70,605	164,012	67,025	153,270
Costs and expenses:
Rooms and telephone	8,059	16,296	6,959	14,472
Theatre operations	14,608	38,020	15,351	37,314
Theatre concessions	1,924	5,228	1,954	4,896
Food and beverage	8,716	17,178	7,847	16,034
Advertising and marketing	4,860	9,581	4,244	8,549
Administrative	7,981	16,242	7,443	14,900
Depreciation and amortization	6,303	12,708	6,579	13,060
Rent	814	1,678	914	1,838
Property taxes	2,730	5,247	2,651	5,191
Preopening expenses	931	1,206	28	364
Other operating expenses	5,212	10,979	4,756	9,866

Total costs and expenses	62,138	134,363	58,726	126,484

Operating income	8,467	29,649	8,299	26,786
Other income (expense):
Investment income	661	1,457	2,140	4,117
Interest expense	(3,191)	(6,477)	(3,593)	(7,331)
Gain on disposition of property, equipment and other assets	8,582	8,569	239	3,222
Equity losses from unconsolidated joint ventures	(1,102)	(1,399)	(444)	(777)

	4,950	2,150	(1,658)	(769)

Earnings from continuing operations before income taxes	13,417	31,799	6,641	26,017
Income taxes	3,154	7,828	2,060	9,057

Earnings from continuing operations	10,263	23,971	4,581	16,960
Discontinued operations (Note 2):
Loss from discontinued operations, net of income tax
benefit of $32 and $68 for the 13 and 26 weeks ended
November 23, 2006, respectively and $59 and $467 for
the 13 and 26 weeks ended November 24, 2005, respectively	(185)	(209)	(90)	(716)
Gain on sale of discontinued operations, net of income taxes
(benefit) of $(13) and $174 for the 13 and 26 weeks ended
November 23, 2006, respectively, and $361 and $2,800 for

the 13 and 26 weeks ended November 24, 2005	13	36	553	4,289

	(172)	(173)	463	3,573

Net earnings	$10,091	$23,798	$5,044	$20,533

Earnings per share - basic:
Continuing operations	$0.34	$0.79	$0.15	$0.56
Discontinued operations	$(0.01)	$(0.01)	$0.02	$0.12

Net earnings per share	$0.33	$0.78	$0.17	$0.68

Earnings per share - diluted:
Continuing operations	$0.33	$0.78	$0.15	$0.55
Discontinued operations	$--	$(0.01)	$0.01	$0.12

Net earnings per share	$0.33	$0.77	$0.16	$0.67

Dividends per share:
Class B Common Stock	$0.068	$0.136	$0.050	$0.100
Common Stock	$0.075	$0.150	$0.055	$0.110

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

(in thousands)	26 Weeks Ended
	November 23, 2006	November 24, 2005
OPERATING ACTIVITIES:
Net earnings	$23,798	$20,533
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures	1,486	670
Gain on disposition of property, equipment and other assets	(7,368)	(3,222)
Gain on sale of condominium units	(1,411)	--
Gain on sale of limited-service lodging division	--	(7,089)
Distributions from joint ventures	184	354
Amortization of loss on swap agreement	--	184
Amortization of favorable lease right	191	338
Depreciation and amortization	12,720	13,167
Stock compensation expense	596	60
Deferred income taxes	1,739	(1,825)
Deferred compensation and other	932	435
Changes in assets and liabilities:
Accounts and notes receivable	607	(5,199)
Real estate and development costs	3,014	834
Condominium units held for sale	19	--
Other current assets	(5,243)	245
Accounts payable	(5,372)	(6,484)
Income taxes	3,806	6,953
Taxes other than income taxes	599	1,751
Accrued compensation	(950)	(1,160)
Other accrued liabilities	(11,892)	80

Total adjustments	(6,343)	92

Net cash provided by operating activities	17,455	20,625
INVESTING ACTIVITIES:
Capital expenditures	(39,309)	(14,211)
Purchase of Wyndham Milwaukee Center hotel, net of cash acquired	--	(23,580)
Net proceeds from disposals of property, equipment and other assets	14,368	5,718
Net proceeds from sale of condominium units	20,571	--
Net proceeds from sale of limited-service lodging division	--	12,294
Net proceeds received from (held with) intermediaries	(10,008)	25,320
Contributions received from Oklahoma City	1,967	--
Increase in other assets	(3,621)	(4,432)
Purchase of interest in joint venture, net of cash received	(9,211)	(916)
Cash advanced to joint ventures	(51)	(221)

Net cash used in investing activities	(25,294)	(28)
FINANCING ACTIVITIES:
Debt transactions:
Net proceeds from issuance of notes payable and long-term debt	19,919	5,558
Principal payments on notes payable and long-term debt	(27,848)	(9,945)
Equity transactions:
Treasury stock transactions, excluding stock options	(4,437)	242
Exercise of stock options	1,623	1,373
Dividends paid	(4,439)	(3,251)

Net cash used in financing activities	(15,182)	(6,023)

Net increase (decrease) in cash and cash equivalents	(23,021)	14,574
Cash and cash equivalents at beginning of period	34,528	259,058 *

Cash and cash equivalents at end of period	$11,507	$273,632

* Includes $1 of cash included in assets of discontinued operations.

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THIRTEEN AND TWENTY-SIX WEEKS ENDED
NOVEMBER 23, 2006
(Unaudited)

1.	General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 25, 2006, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the thirteen and twenty-six weeks ended November 23, 2006 and November 24, 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the unaudited interim financial information at November 23, 2006, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods.

Comprehensive Income – Accumulated other comprehensive income consists of the accumulated net unrealized gain on available for sale securities and the minimum pension liability, both net of tax. Accumulated other comprehensive income was $168,000 and $112,000 as of November 23, 2006 and May 25, 2006, respectively. Total comprehensive income for the thirteen and twenty-six weeks ended November 23, 2006 was $10,160,000 and $23,854,000, respectively. Total comprehensive income for the thirteen and twenty-six weeks ended November 24, 2005 was $5,110,000 and $20,654,000, respectively.

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

The following table illustrates the computation of basic and diluted earnings per share for earnings from continuing operations and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended November 23, 2006	13 Weeks Ended November 24, 2005	26 Weeks Ended November 23, 2006	26 Weeks Ended November 24, 2005
	(in thousands, except per share data)
Numerator:
Earnings from continuing operations	$10,263	$4,581	$23,971	$16,960

Denominator:
Denominator for basic EPS	30,354	30,337	30,317	30,318
Effect of dilutive employee stock options
and non-vested stock	451	366	433	376

Denominator for diluted EPS	30,805	30,703	30,750	30,694

Earnings per share from continuing operations:
Basic	$0.34	$0.15	$0.79	$0.56
Diluted	$0.33	$0.15	$0.78	$0.55

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended November 23, 2006	13 Weeks Ended November 24, 2005	26 Weeks Ended November 23, 2006	26 Weeks Ended November 24, 2005
	(in thousands)
Service Cost	$108	$97	$216	$195
Interest Cost	272	226	543	452
Net amortization of prior service cost,
transition obligation and actuarial loss	47	52	93	103

Net periodic pension cost	$427	$375	$852	$750

New Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which will require the Company to recognize the funded status of its defined benefit plan in its statement of financial position. The statement will be effective for the Company as of its year-end of May 31, 2007 and the impact on the Company’s financial results is currently being evaluated.

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

On June 29, 2006, the Company sold the remaining timeshare inventory of its Marcus Vacation Club at Grand Geneva vacation ownership development. The assets sold consisted primarily of real estate and development costs. The sale did not have a material impact on the Company’s results of operations for the periods presented. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), the results of operations of the Marcus Vacation Club, which have historically been included in the Hotels and Resorts segment financial results, have been reported as discontinued operations in the consolidated statements of earnings for all periods presented. Marcus Vacation Club revenues for the twenty-six weeks ended November 23, 2006 were $3,680,000. Marcus Vacation Club revenues for the thirteen and twenty-six weeks ended November 24, 2005 were $1,352,000 and $3,309,000, respectively. Marcus Vacation Club’s operating loss for the thirteen and twenty-six weeks ended November 23, 2006 was $8,000 and $29,000, respectively. Marcus Vacation Club’s operating loss for the thirteen and twenty-six weeks ended November 24, 2005 was $98,000 and $202,000, respectively.

On September 3, 2004, the Company sold substantially all of the assets of its limited-service lodging division. The Company is actively exploring opportunities to sell two remaining joint venture properties that were not sold in the original transaction. In accordance with the provisions of SFAS No. 144, the results of operations of the limited-service-lodging division have been reported as discontinued operations in the consolidated statements of earnings for all periods presented. Limited-service lodging revenues for the thirteen and twenty-six weeks ended November 23, 2006 were $9,000 and $10,000, respectively. Limited-service lodging revenues for the thirteen and twenty-six weeks ended November 24, 2005 were $302,000 and $621,000, respectively. Limited-service lodging operating income for the thirteen and twenty-six weeks ended November 23, 2006 was $83,000 and $59,000, respectively. Limited-service lodging operating income (loss) for the thirteen and twenty-six weeks ended November 24, 2005 was $29,000 and $(1,072,000), respectively.

The components of the assets and liabilities of discontinued operations included in the consolidated balance sheets are as follows:

	November 23, 2006	May 25, 2006
	(in thousands)
Assets
Refundable income taxes	$1,117	$2,812
Real estate and development costs	150	3,444
Other current assets	443	144
Net property and equipment	--	1,101
Other assets	19	44

Assets of discontinued operations	$1,729	$7,545

Liabilities
Current liabilities	$797	$343
Deferred income taxes	122	172
Other long-term liabilities	1,730	1,483

Liabilities of discontinued operations	$2,649	$1,998

3.	Stock-Based Compensation

Shareholders have approved the issuance of up to 3,437,500 shares of Common Stock under various equity incentive plans. Options granted under the plans to employees generally become exercisable 40% after two years, 60% after three years, 80% after four years and 100% after five years of the date of grant. The options generally expire ten years from the date of grant as long as the optionee is still employed with the Company.

Awarded shares of non-vested stock cumulatively vest either 25% after three years of the grant date, 50% after five years of the grant date, 75% after ten years of the grant date and 100% upon retirement, or 50% after three years of the grant date and 100% after five years of the grant date, depending on the date of grant. During the period of restriction, the holder of the non-vested stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock. Non-vested stock awards and shares issued upon option exercises are issued from previously acquired treasury shares. At November 23, 2006, there were 1,435,209 shares available for grants of additional stock options, non-vested stock and other types of equity awards.

The Company adopted SFAS No. 123(R), “Share-Based Payment,” on May 26, 2006. SFAS No. 123(R) requires stock-based compensation to be expensed over the vesting period of the awards based on the grant date fair value. The Company elected to adopt SFAS No. 123(R) using the modified prospective transition method which does not result in the restatement of previously issued financial statements. The provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption. Prior to May 26, 2006, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense had been recognized for stock options because all options granted had an exercise price equal to the market value of the underlying stock on the date of grant.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions used for awards granted during the twenty-six weeks ended November 23, 2006 and the fiscal year ended May 25, 2006:

	26 Weeks Ended November 23, 2006	Year Ended May 25, 2006
Risk-free interest rate	5.0%	4.2%
Dividend yield	1.6%	1.1%
Volatility	37 - 41%	39%
Expected life	5 - 9 years	5 years

Based on these assumptions, the weighted-average fair value of the options granted at the date of grant for the twenty-six weeks ended November 23, 2006 and for the year ended May 25, 2006 was $8.03 and $5.22, respectively.

Total pre-tax stock-based compensation expense recognized in the accompanying statements of earnings for the thirteen and twenty-six weeks ended November 23, 2006 was $345,000 and $596,000, respectively. Total pre-tax stock-based compensation expense for the thirteen and twenty-six weeks ended November 24, 2005 was $30,000 and $60,000, respectively, and was entirely related to non-vested stock.

As a result of adopting SFAS No. 123(R) on May 26, 2006, the Company’s earnings from continuing operations before income taxes and net earnings for the thirteen weeks ended November 23, 2006 were $270,000 and $206,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB. No. 25. For the thirteen weeks ended November 23, 2006, basic net earnings per share and diluted net earnings per share were $0.01 lower than if the Company had continued to account for stock-based compensation under APB No. 25. For the twenty-six weeks ended November 23, 2006, the Company’s earnings from continuing operations before income taxes and net earnings were $494,000 and $378,000 lower, respectively, as a result of adopting SFAS No. 123(R). Basic and diluted net earnings per share were $0.01 lower than if the Company had continued to account for stock-based compensation under APB No. 25.

The following table illustrates the pro forma effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the thirteen and twenty-six weeks ended November 24, 2005:

	13 Weeks Ended November 24, 2005	26 Weeks Ended November 24, 2005
	(in thousands, except per share data)
Net earnings, as reported	$5,044	$20,533
Add: reported stock compensation expense, net of tax	26	45
Deduct: stock-based employee compensation expense
determined under the fair value method, net of tax	(221)	(404)

Pro forma net earnings	$4,849	$20,174

Earnings per share:
Basic - as reported	$0.17	$0.68
Basic - pro forma	$0.16	$0.67
Diluted - as reported	$0.16	$0.67
Diluted - pro forma	$0.16	$0.66

The following is a summary of the Company’s stock option activity and related information for the twenty-six weeks ended November 23, 2006:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Life
	(options in thousands)
Outstanding at May 26, 2006	1,157	$11.22	6.4
Granted	188	19.74
Exercised	(151)	10.71
Forfeited	(16)	14.45

Outstanding at November 23, 2006	1,178	$12.60	6.6

Exercisable at November 23, 2006	568	$10.14	4.8

The intrinsic value of options outstanding at November 23, 2006 was $14,684,000, and the intrinsic value of options exercisable at November 23, 2006 was $8,482,000. During the twenty-six weeks ended November 23, 2006 and November 24, 2005, the intrinsic value of options exercised was $1,808,000 and $889,000, respectively.

Following is a summary of the Company’s non-vested stock activity and related information for the twenty-six weeks ended November 23, 2006:

	Shares	Weighted-Average Fair Value
	(shares in thousands)
Outstanding at May 26, 2006	59	$ 16.52
Granted	44	20.26
Vested	(11)	14.61
Forfeited	--	--

Outstanding at November 23, 2006	92	$ 18.54

The Company previously had and will continue to expense awards of non-vested stock based on the fair value of the Company’s common stock at the date of grant. As a result of adopting SFAS No. 123(R), unearned compensation on restricted stock was reclassified into capital in excess of par on the date of adoption. As of November 23, 2006, total remaining unearned compensation related to non-vested stock was $1,092,000, which will be amortized over the weighted-average remaining service period of 9.3 years.

4.	Income Taxes

The Company’s effective income tax rate for continuing operations for the thirteen and twenty-six weeks ended November 23, 2006 was 23.5% and 24.6%, respectively. The effective income tax rate for continuing operations for the thirteen and twenty-six weeks ended November 24, 2005 was 31.0% and 34.8%, respectively. The decrease in the effective rate is primarily due to the anticipated impact of federal and state historic tax credits that are expected to be generated in fiscal 2007 upon completion of the renovation of a hotel in Oklahoma City, Oklahoma. The effective tax rate used during the twenty-six weeks ended November 23, 2006 reflects the current estimated effective tax rate for the full year, including the historic tax credits.

5.	Contingency

The Company has approximately seven years remaining on a ten and one half-year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for our former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $3,072,000 as of November 23, 2006.

6.	Joint Venture Transaction

During the second quarter of fiscal 2007, the Company acquired the ownership interest of a joint venture partner in Platinum Condominium Development, LLC, a joint venture that developed a condominium hotel in Las Vegas, Nevada, increasing the Company’s ownership of the property’s public space to 90%. The total purchase price was $10,000,000, including approximately $6,249,000 in prepaid development fees. As a result of this transaction, effective October 31, 2006, the assets and liabilities of the Platinum Hotel, as well as the results of its operations, are now reported in our consolidated results. Prior to October 31, 2006, the joint venture was accounted for using the equity method of accounting.

As a result of the purchase, the assets and liabilities, consisting primarily of condominium units held for sale, prepaid development fees, land, building and fixtures, other accrued liabilities and current maturities of long-term debt, are now reflected in the consolidated balance sheet. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their respective fair value, which approximates the purchase price. Proforma information is not required as the impact to the results of operations is not significant.

The costs of the condominium hotel development project attributable to the condominium units to be sold have been classified as assets held for sale on our consolidated balance sheet as of November 23, 2006. During the thirteen weeks ended November 23, 2006, a portion of the condominium units were sold and the Company reported a pre-tax gain on disposition of property, equipment and other assets of approximately $1,411,000. The majority of the remaining units are expected to be sold during the Company’s fiscal 2007 third quarter.

7.	Business Segment Information

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

Following is a summary of business segment information for the thirteen and twenty six weeks ended November 23, 2006 and November 24, 2005 (in thousands):

13 Weeks Ended November 23, 2006	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$28,039	$42,254	$312	$70,605	$9	$70,614
Operating income (loss)	4,751	6,116	(2,400)	8,467	73	8,540
Depreciation and amortization	2,788	3,338	177	6,303	--	6,303

13 Weeks Ended November 24, 2005	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$29,714	$36,974	$337	$67,025	$1,654	$68,679
Operating income (loss)	5,143	5,561	(2,405)	8,299	(122)	8,177
Depreciation and amortization	3,100	3,207	272	6,579	52	6,631

26 Weeks Ended November 23, 2006	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$74,517	$88,865	$630	$164,012	$3,690	$167,702
Operating income (loss)	17,008	17,152	(4,511)	29,649	12	29,661
Depreciation and amortization	5,636	6,657	415	12,708	12	12,720

26 Weeks Ended November 24, 2005	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$73,968	$78,616	$686	$153,270	$3,930	$157,200
Operating income (loss)	16,826	14,183	(4,223)	26,786	(1,329)	25,457
Depreciation and amortization	6,267	6,221	572	13,060	107	13,167

THE MARCUS CORPORATION

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

        During the second quarter of fiscal 2007, we acquired the ownership interest of a partner in our Las Vegas Platinum Hotel joint venture, increasing our ownership of the property’s public space to 90%. The total purchase price was $10.0 million, including approximately $6.2 million of prepaid development fees. As a result of this transaction, effective October 31, 2006, the assets and liabilities of the Platinum Hotel, as well as the results of its operations, are now reported in our consolidated results. Prior to October 31, the joint venture was accounted for using the equity method of accounting.

        The following table sets forth revenues, operating income, other income (expense), earnings from continuing operations, earnings from discontinued operations, net earnings and earnings per share for the comparable second quarter and first half of fiscal 2007 and 2006 (in millions, except for per share and variance percentage data):

	Second Quarter				First Half
			Variance				Variance
	F2007	F2006	Amt.	Pct.	F2007	F2006	Amt.	Pct.
Revenues	$70.6	$67.0	$3.6	5.3%	$164.0	$153.3	$10.7	7.0%
Operating income	8.5	8.3	0.2	2.0%	29.6	26.8	2.8	10.7%
Other income (expense)	5.0	(1.7)	6.7	398.6%	2.2	(0.8)	3.0	379.6%
Earnings from
	10.3	4.6	5.7	124.0%	24.0	17.0	7.0	41.3%
continuing operations
Earnings from
discontinued operations	(0.2)	0.4	(0.6)	-137.1%	(0.2)	3.5	(3.7)	-104.8%
Net earnings	$10.1	$5.0	$5.1	100.1%	$23.8	$20.5	$3.3	15.9%
Earnings per share - Diluted:
Continuing operations	$.33	$.15	$.18	120.0%	$.78	$.55	$.23	41.8%
Discontinued operations	--	.01	(.01)	-100.0%	(.01)	.12	(.13)	-108.3%
Net earnings	$.33	$.16	$.17	106.3%	$.77	$.67	$.10	14.9%

        An increase in revenues and operating income (earnings before other income/expense and income taxes) from our hotels and resorts division offset a small decrease in revenues and operating income from our theatre division during the second quarter of fiscal 2007, compared to the same period prior year. Through the first half of fiscal 2007, revenues and operating income have increased for both operating divisions compared to the first half of fiscal 2006. Our fiscal 2007 second quarter theatre division operating results were negatively impacted by a weaker slate of movies compared to the prior year. The improved hotels and resorts division operating results during both periods were due in large part to a strong business travel environment and the impact of several of our newest hotels. A reduction in our interest expense, significant gains on disposition of property, equipment and other assets and a substantially reduced effective income tax rate contributed to an overall increase in our fiscal 2007 second quarter and first half earnings from continuing operations compared to the same periods last year, offsetting reduced investment income and increased equity losses on unconsolidated joint ventures. As a result, our overall net earnings increased during our fiscal 2007 second quarter and first half compared to the same periods of the prior year despite the fact that our prior year’s results included additional gains reported from the sale of our discontinued limited-service lodging division.

        We recognized investment income of $700,000 and $1.5 million during the second quarter and first half of fiscal 2007, respectively, compared to $2.1 million and $4.1 million during the same periods last year. The decrease in investment income during both periods was the result of reduced interest earned on our cash balances during fiscal 2007 compared to the same periods last year. Our fiscal 2007 cash balances are substantially lower than the prior year due to the impact of our $214.6 million special dividend paid on February 24, 2006, the first day of our fiscal 2006 fourth quarter. Our investment income will be significantly lower than the prior year during our fiscal 2007 third quarter as well. The majority of our $11.5 million of cash and cash equivalents at the end of the fiscal 2007 second quarter was invested in federal tax-exempt short-term financial instruments.

        Our interest expense totaled $3.2 million and $6.5 million for the second quarter and first half of fiscal 2007, respectively, compared to $3.6 million and $7.3 million during the same periods last year. We do not expect our interest expense to change substantially during the remaining quarters of fiscal 2007, other than as a result of the payment of scheduled current maturities. Current maturities of long-term debt on our balance sheet as of November 23, 2006 included $25.4 million related to a mortgage note on our new Chicago hotel with a maturity date in December 2006. Early in our fiscal 2007 third quarter, we extended the maturity date of this note to December 2007. Current maturities of long-term debt on the aforementioned date also include newly consolidated construction loans totaling $63.7 million related to the Las Vegas Platinum project. Interest on these construction loans has been capitalized into the cost of the project and the loans will be paid off as each individual condominium unit sale is finalized, which is expected to be completed before the end of fiscal 2007.

        We recognized gains on the disposition of property, equipment and other assets totaling $8.6 million during the second quarter of fiscal 2007 compared to $239,000 during the prior year’s same period. Continuing operations gains on the disposition of property and equipment for the first half of fiscal 2007 were $8.6 million compared to gains of $3.2 million during the first half of fiscal 2006. The fiscal 2007 second quarter gains included a gain of approximately $1.6 million related to the sale of a former restaurant property in Appleton, Wisconsin and a gain of approximately $5.1 million related to the sale of a theatre in Waukesha, Wisconsin. We will continue to operate this particular theatre for several months under a short-term lease arrangement until a nearby replacement theatre in Brookfield, Wisconsin opens. The timing of periodic sales of our property and equipment may vary from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment. We anticipate periodic additional sales of non-core property and equipment with the potential for additional disposition gains from time to time during future periods, including the potential for another significant gain from the intended sale of a second valuable theatre parcel that will be replaced by the new theatre in Brookfield. We do not expect the gain from that theatre to occur during fiscal 2007.

        Our fiscal 2007 second quarter gain on disposition of property, equipment and other assets also includes a pro-rated gain of approximately $1.4 million related to the sale of condominium units at our Las Vegas Platinum Hotel. As of November 23, 2006, we had closed on sales of approximately 20% of the 255 available condominium units, with the majority of the remaining unit sales expected to close during our fiscal 2007 third quarter. We currently anticipate reporting a total gain on disposition of these assets of approximately $7.0 million after all condominium sales have been completed.

        We reported net equity losses from unconsolidated joint ventures of approximately $1.1 million during the second quarter of fiscal 2007 compared to net equity losses of over $400,000 during the same period last year. For the first half of fiscal 2007, net equity losses have totaled $1.4 million compared to $800,000 during the first half of fiscal 2006. Losses during both years were primarily the result of preopening costs from our previous 50% ownership interest in Platinum Condominium Development, LLC, the joint venture that developed the aforementioned luxury condominium hotel in Las Vegas, Nevada. As noted earlier in this discussion, as a result of acquiring an additional equity interest in this property on October 31, 2006, future results from the Platinum Hotel venture will be included in our consolidated financial statements and will no longer be included in net equity earnings or losses from unconsolidated joint ventures.

        Our fiscal 2007 second quarter and first half effective income tax rates for continuing operations were 23.5% and 24.6%, respectively. These rates are significantly lower than our fiscal 2006 second quarter and first half effective rates of 31.0% and 34.8% and our historical 39-40% range. This was primarily due to the previously described investments in federal tax-exempt short-term financial instruments and, more significantly, due to the anticipated impact of federal and state historic tax credits that are expected to be generated upon the scheduled opening of our Oklahoma City Skirvin Hilton hotel project. The effective tax rate used during our fiscal 2007 first half reflects our current estimated rate for the full fiscal year, including the credits. Our actual fiscal 2007 effective income tax rate could be different from this estimated first half rate depending upon several factors, including our actual final pre-tax earnings, the actual amount of tax-free interest recognized during the year and the actual value of the historic tax credits recognized.

        Net earnings during the fiscal 2007 second quarter and first half included a net after-tax loss from discontinued operations of approximately $170,000, compared to net after-tax earnings and gains from discontinued operations of $460,000 and $3.6 million during the prior year’s same periods. A detailed discussion of these items is included in the Discontinued Operations section below.

Theatres

        The following table sets forth revenues, operating income and operating margin for our theatre division for the second quarter and first half of fiscal 2007 and 2006 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2007	F2006	Amt.	Pct.	F2007	F2006	Amt.	Pct.
Revenues	$28.0	$29.7	$(1.7)	-5.6%	$74.5	$74.0	$0.5	0.7%
Operating income	4.8	5.1	(0.3)	-7.6%	17.0	16.8	0.2	1.1%
Operating margin	16.9%	17.3%			22.8%	22.7%
(% of revenues)

        Consistent with the seasonal nature of the motion picture exhibition industry, the second quarter of our fiscal year is typically the slowest period for our theatre division. Our theatre division recognized decreased operating results for our fiscal 2007 second quarter compared to last year’s results during the same period. Our fiscal 2007 first half revenues and operating income remained slightly ahead of last year’s same period. Our operating margin decreased slightly during the second quarter of fiscal 2007 due to reduced box office and concession revenues, but through the first half of fiscal 2007, our margin increased compared to the first half of fiscal 2006.

        The following table breaks down the components of revenues for the theatre division for the second quarter and first half of fiscal 2007 and 2006 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2007	F2006	Amt.	Pct.	F2007	F2006	Amt.	Pct.
Box office receipts	$17.8	$19.1	$(1.3)	-7.0%	$47.7	$47.9	$(0.2)	-0.3%
Concession revenues	8.7	9.0	(0.3)	-2.9%	23.6	22.7	0.9	4.3%
Other revenues	1.5	1.6	(0.1)	-4.1%	3.2	3.4	(0.2)	-8.3%

Total revenues	$28.0	$29.7	$(1.7)	-5.6%	$74.5	$74.0	$0.5	0.7%

        The decrease in our box office receipts and concession revenues for the second quarter of fiscal 2007 compared to the same period last year was primarily due to a decrease in attendance. In addition, our average ticket price decreased 1.3% and 1.6%, respectively, during the second quarter and first half of fiscal 2007 compared to the same periods last year, attributable primarily to selected regional price promotions and film product mix. Our average concession sales per person increased 3.1% during the fiscal 2007 second quarter and first half compared to the same periods last year. Pricing and film product mix are the two primary factors that impact our average ticket price and concession sales per person. For example, on average, films that appeal to families and teenagers generally produce better than average concession sales but a lower average ticket price compared to more adult-orientated film product. Other revenues, which include management fees, pre-show advertising income, miscellaneous theatre revenues and family entertainment center revenues, decreased slightly during our fiscal 2007 second quarter and first half.

        Total theatre attendance decreased 5.9% during the second quarter of fiscal 2007 compared to the same period last year. For the first half of fiscal 2007, total attendance has increased 1.4% compared to the first half of fiscal 2006. Excluding new theatres and recently closed theatres, comparable screen attendance decreased approximately 4.8% during the fiscal 2007 second quarter but has increased 2.0% during the first half of fiscal 2007, compared to the respective same periods last year. This year’s slate of movies during our fiscal 2007 second quarter did not perform as well as last year’s top films, Harry Potter and the Goblet of Fire and Chicken Little. In fact, over 60% of our decreased box office revenues during the fiscal 2007 second quarter occurred during the last week of the quarter, which coincided with the first full week of the Harry Potter film last year. Our highest grossing films during the fiscal 2007 second quarter included The Departed, Open Season and Borat. The division’s fiscal 2007 first half results benefited from the strong performance of Pirates of the Caribbean: Dead Man’s Chest, which is presently the sixth best performing motion picture of all time based upon box office revenues.

        We currently anticipate having difficulty matching last year’s operating results during our fiscal 2007 third quarter due to the fact that our top two fiscal 2006 films — Harry Potter and the Goblet of Fire and The Chronicles of Narnia: The Lion, The Witch and The Wardrobe — played during this time period last year. Together with another top picture last year, King Kong, these three holiday films last year each grossed over $200 million in box office admissions nationally, the first time in history that three films have performed at that level during the holiday period. Comparisons to last year’s third quarter results will be favorably impacted by the fact that during this year’s holiday season, Christmas Eve (the only night of the year on which our theatres close) and Christmas Day, as well as New Year’s Eve and New Year’s Day, were on a Sunday and Monday (last year, Christmas Eve was on a Saturday night, which is normally the biggest movie-going day of the week). The extended outlook for the quantity of film product looks promising and we will end our 53-week fiscal year in May with the scheduled openings of Spider-Man 3, Shrek the Third and Pirates of the Caribbean: At World’s End. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

        We opened two new theatres with 25 total screens during the last week of our fiscal 2007 second quarter. A new 13-screen theatre in Sturtevant, Wisconsin, which includes our seventh UltraScreen®, replaced an existing five-screen owned theatre in Racine, Wisconsin that we closed in late September. We also opened a new 12-screen theatre in Green Bay, Wisconsin which replaced a recently closed 8-screen leased theatre in the same market. We also closed a 5-screen leased theatre in Madison, Wisconsin during our fiscal 2007 second quarter and converted an existing 8-screen leased theatre in Racine, Wisconsin to a budget-oriented theatre.

        We ended the first half of fiscal 2007 with a total of 468 company-owned screens in 39 theatres and 40 managed screens in four theatres compared to 464 company-owned screens in 41 theatres and 40 managed screens in four theatres at the end of the same period last year. Construction continues on our new flagship theatre in Brookfield, Wisconsin, the “Majestic.” This 16-screen theatre, which is currently expected to open in late Spring 2007, will include two 72-feet wide UltraScreens, a multi-use auditorium called the Palladium that will be equipped for live performances, meetings, broadcast concerts and sporting events and regular screenings of first-run movies, as well as expanded food and beverage options. We also expect to begin construction shortly on an UltraScreen addition to our 16-screen theatre in Pickerington, Ohio.

Hotels and Resorts

        The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the second quarter and first half of fiscal 2007 and 2006 (in millions, except for variance percentage and operating margin). Prior year results have been restated to reflect the current year presentation of the Marcus Vacation Club timeshare sales operation as discontinued operations.

	Second Quarter				First Half
			Variance				Variance
	F2007	F2006	Amt.	Pct.	F2007	F2006	Amt.	Pct.
Revenues	$42.3	$37.0	$5.3	14.3%	$88.9	$78.6	$10.3	13.0%
Operating income	6.1	5.6	0.5	10.0%	17.2	14.2	3.0	20.9%
Operating margin	14.5%	15.0%			19.3%	18.0%
(% of revenues)

        Continued improvement in business travel, another strong year-over-year performance at our Four Points by Sheraton Chicago Downtown/Magnificent Mile hotel and results from our newest hotel, the Columbus Westin, which was acquired during our fiscal 2006 fourth quarter, contributed to our improved results during the fiscal 2007 second quarter and first half compared to the same periods last year. Operating income increased during the fiscal 2007 second quarter and first half compared to the prior year periods, despite over $1.0 million of preopening expenses and start-up losses associated with our new Las Vegas condominium hotel, the Oklahoma City Hilton Skirvin project and the major renovation of the Wyndham Milwaukee hotel. These projects also contributed to a slightly lower operating margin during our fiscal 2007 second quarter compared to the same period last year.

        The total revenue per available room, or RevPAR, for comparable company-owned properties increased 7.8% and 7.5%, respectively, during our fiscal 2007 second quarter and first half compared to the same periods last year. The increases in RevPAR were entirely due to increases in our average daily room rate, or ADR, for these comparable properties of 10.3% and 10.0%, respectively, during these same periods. Our overall occupancy percentage (number of occupied rooms as a percentage of available rooms) decreased by 1.6 percentage points and 1.7 percentage points, respectively, during the fiscal 2007 second quarter and first half compared to the same periods last year, primarily as a result of reduced city-wide conventions in Milwaukee, new hotel supply in Kansas City and room renovations at the Wyndham Milwaukee.

        The current near-term outlook for the future performance of this division continues to appear promising, as the advanced booking pace at our hotels, particularly for the Spring, appears strong. Our fiscal third and fourth quarters are typically our weakest quarters due to our Midwestern locations. However, subject to economic conditions and the negative impact of preopening expenses and other start-up costs associated with new properties, we currently expect continued improvement in our division operating results during the remainder of fiscal 2007.

        As previously noted, our Las Vegas condominium hotel joint venture, the Platinum Hotel, opened in late October. Preopening expenses and start-up operating losses, magnified by the fact that we are generally unable to rent a unit until after the condominium sale closes, negatively impacted our fiscal 2007 second quarter results and will likely negatively impact third quarter operating results as well. As manager of this hotel and 90% owner of the public space (with all condominium units to be ultimately individually-owned), we expect the Platinum will contribute to future revenues and operating income of our hotels and resorts division in several ways. In addition to a management fee earned when a unit is rented, we will be entitled to 100% of the revenues and 90% of the profits (or losses) generated by the public space at this non-gaming, non-smoking hotel, including the restaurant, lounge, meeting space and spa.

        Renovation of the historic Skirvin Hotel in Oklahoma City continues, with an opening date targeted for February 2007. Preopening costs from this project will continue to negatively impact our overall operating results during the remainder of fiscal 2007, but we expect this hotel to contribute positively to fiscal 2008 operating results.

        We also have recently completed several capital projects at existing hotels that should enhance the long-term value of those properties. We began a significant renovation of the Wyndham Milwaukee Center during our fiscal 2007 first quarter. The newly renovated lobby, ballroom, restaurant and bar opened late in our second quarter and a complete rooms renovation was completed in December 2006. As noted earlier, preopening expenses and losses related to having rooms under renovation negatively impacted our fiscal 2007 second quarter results. The goal of our renovation was to reposition this hotel as a sophisticated, upscale property that will be further defined by our recently announced change to the luxury InterContinental brand, effective at the end of December 2006. Additional projects recently completed include a 12,000 square foot conference center expansion at the Grand Geneva Resort and a new featured restaurant at our Pfister Hotel. A new spa and salon is scheduled to open at the Pfister in February 2007.

        Two new management contracts were added during the fiscal 2007 second quarter. In October, we entered into an agreement to manage Brynwood Country Club in Milwaukee, Wisconsin and in November, we assumed management of Resort Suites, a four-star destination resort in Scottsdale, Arizona owned by a subsidiary of Goldman Sachs. The new properties leverage our golf course and upscale resort management experience and should be excellent additions to our portfolio. We continue to pursue several new growth opportunities as well, with a focus on expanding our hotel management business. A number of the projects that we are currently exploring may also include small equity investments.

Discontinued Operations

        During fiscal 2005, we sold substantially all of the assets of our limited-service lodging division and a significant after-tax gain on sale of discontinued operations was reported. At the time of the sale, a portion of the sales proceeds were held in escrow pending completion of certain customary transfer requirements on several locations. During the first quarter of fiscal 2006, the necessary transfer requirements for two of the locations were met and during the second quarter of fiscal 2006, one of the three remaining joint venture properties was sold. As a result, additional net proceeds of $12.3 million were received and additional after-tax gains on sale of discontinued operations of $4.3 million were recognized during the first half of fiscal 2006.

        The results of our limited-service lodging division have been accounted for as discontinued operations in our consolidated financial statements for all periods presented. The following table sets forth revenues, operating income (loss), loss from discontinued operations and gain (loss) on sale of discontinued operations, net of applicable taxes, for our limited-service lodging division for the second quarter and first half of fiscal 2007 and 2006 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2007	F2006	Amt.	Pct.	F2007	F2006	Amt.	Pct.
Revenues	$-	$0.3	$(0.3)	-97.0%	$-	$0.6	$(0.6)	-98.4%
Operating income (loss)	0.1	--	0.1	186.2%	0.1	(1.1)	1.2	105.5%
Loss from
discont. operations	(0.2)	--	(0.2)	N/A	(0.2)	(0.6)	(0.4)	-69.0%
(net of income taxes)
Gain (loss) on sale of
discont. operations	(0.1)	0.6	(0.7)	111.0%	(0.1)	4.3	(4.4)	-102.8%
(net of income taxes)

        Our fiscal 2006 first half loss from discontinued operations includes a one-time charge to earnings related to the costs associated with exiting leased office space for our former limited-service lodging division.

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

        We have accounted for the results of the Marcus Vacation Club, which had previously been included in our hotels and resorts segment results, as discontinued operations in our consolidated financial statements for fiscal 2007 and prior year results have been restated to conform with the current year presentation. The following table sets forth revenues, operating loss, loss from discontinued operations and gain on sale of discontinued operations, net of applicable taxes, for the Marcus Vacation Club for the second quarter and first half of fiscal 2007 and 2006 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2007	F2006	Amt.	Pct.	F2007	F2006	Amt.	Pct.
Revenues	$-	$1.4	$(1.4)	-100.0%	$3.7	$3.3	$0.4	11.2%
Operating loss	--	(0.1)	0.1	91.8%	--	(0.2)	0.2	85.6%
Loss from
discont. operations	--	(0.1)	0.1	78.0%	--	(0.1)	0.1	82.8%
(net of income taxes)
Gain on sale of
discont. operations	0.1	--	0.1	N/A	0.2	--	0.2	N/A
(net of income taxes)

FINANCIAL CONDITION

        Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, together with our cash balances and the availability of $125 million of unused credit lines as of the end of the fiscal 2007 second quarter, will be adequate to support the near-term anticipated ongoing operational liquidity needs of our businesses.

        Net cash provided by operating activities decreased by $3.2 million during the first half of fiscal 2007 to $17.5 million, compared to $20.6 million during the prior year’s first half. The decrease was due primarily to prepaid commissions and fees on Platinum condominium sales (other current assets) and unfavorable timing in the payment of other accrued liabilities, partially offset by increased earnings (excluding gains from sales of property, equipment and other assets and gains from sale of discontinued operations), the sale of the remaining real estate and development costs associated with our timeshare operation and favorable timing in the collection of accounts and notes receivable.

        Net cash used in investing activities during the fiscal 2007 first half totaled $25.3 million, compared to $28,000 during the fiscal 2006 first half. The increase in net cash used in investing activities was primarily the result of a small increase in capital expenditures, decreased cash received that was previously held by intermediaries and increased purchases of additional interests in joint ventures, partially offset by increased cash proceeds from disposals of property, equipment and other assets (including net proceeds from the sale of condominium units and our limited-service lodging division).

        Capital expenditures and acquisitions totaled $39.3 million during the first half of fiscal 2007 compared to $37.8 million during the prior year’s first half. Fiscal 2007 first half capital expenditures included $25.3 million incurred in our hotels and resorts division, including costs associated with the Skirvin Hilton renovation, Wyndham Milwaukee Center renovation and Grand Geneva Resort conference center expansion. In addition, we incurred capital expenditures of approximately $13.8 million in our theatre division, including costs associated with the three new theatres recently opened or currently under construction. Fiscal 2006 first half capital expenditures included $23.6 million incurred in our hotels and resorts division related to our purchase of the Wyndham Milwaukee Center hotel. With additional expenditures expected to be incurred in the previously described hotel and theatre projects, we continue to believe our total fiscal 2007 capital expenditures may approach or exceed $100 million.

        Net cash used in financing activities during the first half of fiscal 2007 totaled $15.2 million compared to $6.0 million during the first half of fiscal 2006. During our fiscal 2007 first half, we repurchased approximately 251,000 of our common shares for approximately $4.6 million in conjunction with the exercise of stock options and purchase of shares in the open market, compared to approximately 3,400 of common shares repurchased for approximately $74,000 during the first half of fiscal 2006. This accounted for a portion of the change this quarter in net cash used in financing activities versus last year’s same period. Our Board of Directors has authorized the repurchase of up to 4.7 million shares of our outstanding common stock. As of November 23, 2006, approximately 1.3 million shares remained available under this repurchase authorization. Any additional repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

        New debt of $19.9 million, primarily related to the Chicago and Oklahoma City hotels, was added during the first half of fiscal 2007, compared to $5.6 million of new debt added during the same period last year. Our principal payments on notes payable and long-term debt totaled $27.8 million during the first half of fiscal 2007 compared to approximately $9.9 million during the same period last year, contributing to the increased cash used in financing activities noted above. Our debt-capitalization ratio was 0.44 at November 23, 2006, an increase from our fiscal 2006 year-end ratio of .37. The entire increase was due to $63.7 million of construction loans on the Platinum Hotel that have now been consolidated on our balance sheet, as noted earlier in this discussion. We currently expect these loans to be paid off during our fiscal 2007 third quarter and our debt-capitalization ratio to decline accordingly.

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

Accounting Changes

        On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004)(SFAS No. 123R), “Share Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant date fair values. Pro forma disclosure is no longer an alternative.

        Prior to May 26, 2006, we accounted for stock-based compensation in accordance with APB Opinion No. 25. Accordingly, no compensation expense had been recognized for stock options because all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. As discussed in Note 3 of our Condensed Notes to Consolidated Financial Statements for the Thirteen and Twenty-Six Weeks ended November 23, 2006, we began expensing the fair value of stock options on May 26, 2006, the beginning of our fiscal 2007 year, when we adopted SFAS No. 123(R) using the modified prospective method. This transition method does not result in the restatement of previously issued financial statements.

        As a result of adopting SFAS No. 123(R) on May 26, 2006, our earnings from continuing operations before income taxes and net earnings for the fiscal 2007 first half were $494,000 and $378,000 lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25. We expect that our total stock compensation expense during fiscal 2007 will be similar to the fiscal 2006 pro-forma stock compensation of $782,000, after taxes, included in Note 1 to our Consolidated Financial Statements in our fiscal 2006 Form 10-K.

        We will continue to expense awards of non-vested stock over the vesting period of the awards based on the fair value of our common stock at the date of grant. At the end of our fiscal 2007 first half, total remaining unearned compensation related to non-vested stock was approximately $1.1 million, which will be amortized over the weighted-average remaining service period of 9.3 years.

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

        Risk factors relating to the Company are contained in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 25, 2006. No material change to such risk factors has occurred during the twenty-six weeks ended November 23, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds; Purchase of Equity Securities by the Issuer

        Through November 23, 2006, our board of directors has approved the repurchase of up to 4.7 million shares of our outstanding Common Stock. Under this authorization, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock plans or other general corporate purposes. This authorization does not have an expiration date but is evaluated by our Board periodically.

        The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were made in the open market and pursuant to the publicly announced repurchase authorization described above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
August 25 - September 24	1,076	$19.88	1,076	1.3 million
September 25 - October 24	12,073	24.10	12,073	1.3 million
October 25 - November 23	9,529	24.99	9,529	1.3 million

Total	22,678	$24.27	22,678	1.3 million

Item 4.	Submission of Matters to a Vote of Security Holders

        Our 2006 annual meeting of shareholders was held on Wednesday, October 4, 2006 (the “Annual Meeting”). At the Annual Meeting, the following matter was voted on in person or by proxy and approved by our shareholders:

1.	Our shareholders voted to elect Stephen H. Marcus, Diane Marcus Gershowitz, Daniel F. McKeithan, Jr., Allan H. Selig, Timothy E. Hoeksema, Bruce J. Olson, Philip L. Milstein, Bronson J. Haase, James D. Ericson and Gregory S. Marcus to our Board of Directors for one-year terms to expire at our 2007 annual meeting of shareholders and until their successors are duly qualified and elected.

        As of the August 4, 2006 record date for the Annual Meeting, 21,425,341 shares of Common Stock and 8,953,691 shares of Class B Common Stock were outstanding and eligible to vote, with the Common Stock entitled to one vote per share and the Class B Common Stock entitled to ten votes per share. Following are the final votes on the matter presented for shareholder approval at the Annual Meeting:

Election of Directors

	For		Withheld
Name	Votes	Percentage(1)	Votes	Percentage(1)
Stephen H. Marcus	104,860,911	97.14%	3,087,428	2.86%
Diane Marcus Gershowitz	104,822,087	97.10%	3,126,252	2.90%
Daniel F. McKeithan, Jr	107,223,318	99.33%	725,021	0.67%
Allan H. Selig	103,503,054	95.88%	4,445,284	4.12%
Timothy E. Hoeksema	107,459,184	99.55%	489,155	0.45%
Bruce J. Olson	104,863,651	97.14%	3,084,688	2.86%
Philip L. Milstein	107,457,684	99.55%	490,655	0.45%
Bronson J. Haase	107,297,966	99.40%	650,373	0.60%
James D. Ericson	107,453,709	99.54%	494,629	0.46%
Gregory S. Marcus	104,820,080	97.10%	3,128,259	2.90%

(1)	Based on a total of all votes represented by shares of Common Stock and Class B Common Stock actually voted in person or by proxy at the Annual Meeting.

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: January 2, 2007	By: /s/ Stephen H. Marcus
Stephen H. Marcus,
Chairman of the Board, President and
Chief Executive Officer
DATE: January 2, 2007	By: /s/ Douglas A. Neis
Douglas A. Neis
Chief Financial Officer and Treasurer

S-1