Form 10-Q
period 2007-02-22
MARCUS CORP
filed 2007-04-03
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 22, 2007

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

COMMON STOCK OUTSTANDING AT APRIL 2, 2007 – 21,624,167
CLASS B COMMON STOCK OUTSTANDING AT APRIL 2, 2007 –8,917,671

THE MARCUS CORPORATION

INDEX

PART I - FINANCIAL INFORMATION		Page
Item 1.	Consolidated Financial Statements:
	Consolidated Balance Sheets
	(February 22, 2007 and May 25, 2006)	3
	Consolidated Statements of Earnings
	(Thirteen and thirty-nine weeks ended February 22, 2007 and
	February 23, 2006)	5
	Consolidated Statements of Cash Flows
	(Thirty-nine weeks ended February 22, 2007 and February 23, 2006)	6
	Condensed Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II - OTHER INFORMATION
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds; Purchases of Equity
	Securities by the Issuer	26
Item 6.	Exhibits	26
	Signatures	S-1

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	February 22, 2007	May 25, 2006
ASSETS
Current assets:
Cash and cash equivalents	$22,876	$34,528
Cash held by intermediaries	18,610	1,752
Accounts and notes receivable, net of reserves	12,151	14,306
Receivables from joint ventures, net of reserves	3,665	3,385
Refundable income taxes	738	216
Deferred income taxes	6,228	5,898
Condominium units held for sale (Note 6)	9,093	--
Other current assets	7,573	11,273
Assets of discontinued operations (Note 2)	1,489	7,545

Total current assets	82,423	78,903
Property and equipment:
Land and improvements	61,985	60,889
Buildings and improvements	406,714	382,555
Leasehold improvements	40,238	39,682
Furniture, fixtures and equipment	177,494	167,687
Construction in progress	42,755	17,580

Total property and equipment	729,186	668,393
Less accumulated depreciation and amortization	226,629	217,864

Net property and equipment	502,557	450,529
Other assets:
Investments in joint ventures (Note 6)	13	7,487
Goodwill	11,196	11,196
Other	44,641	39,119

Total other assets	55,850	57,802

TOTAL ASSETS	$640,830	$587,234

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	February 22, 2007	May 25, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$242	$500
Accounts payable	17,772	19,399
Taxes other than income taxes	10,012	11,064
Accrued compensation	5,764	7,444
Other accrued liabilities	19,710	14,887
Current maturities of long-term debt	53,860	53,402
Liabilities of discontinued operations (Note 2)	2,831	1,998

Total current liabilities	110,191	108,694
Long-term debt	147,846	123,110
Deferred income taxes	30,151	27,946
Deferred compensation and other	31,909	26,161
Shareholders’ equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none
issued	--	--
Common Stock, $1 par; authorized 50,000,000 shares; issued
22,243,759 shares at February 22, 2007 and 22,235,822 shares
at May 25, 2006	22,244	22,236
Class B Common Stock, $1 par; authorized 33,000,000 shares;
issued and outstanding 8,945,754 shares at February 22, 2007
and 8,953,691 shares at May 25, 2006	8,946	8,954
Capital in excess of par	45,868	45,911
Retained earnings	252,770	231,907
Accumulated other comprehensive income	280	112

	330,108	309,120
Less unearned compensation on non-vested stock	--	(293)
Less cost of Common Stock in treasury (672,310 shares at
February 22, 2007 and 646,544 shares at May 25, 2006)	(9,375)	(7,504)

Total shareholders’ equity	320,733	301,323

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$640,830	$587,234

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

	February 22, 2007		February 23, 2006
(in thousands, except per share data)	13 Weeks	39 Weeks	13 Weeks	39 Weeks
Revenues:
Rooms and telephone	$14,361	$64,482	$13,154	$56,761
Theatre admissions	23,431	71,147	25,368	73,234
Theatre concessions	11,747	35,382	12,641	35,292
Food and beverage	10,918	34,724	9,859	31,360
Other revenues	10,961	29,695	7,729	25,374

Total revenues	71,418	235,430	68,751	222,021
Costs and expenses:
Rooms and telephone	7,282	23,578	6,251	20,723
Theatre operations	19,585	57,605	19,898	57,212
Theatre concessions	2,630	7,858	2,587	7,483
Food and beverage	9,648	26,826	7,972	24,006
Advertising and marketing	4,602	14,183	3,827	12,376
Administrative	7,864	24,106	7,585	22,485
Depreciation and amortization	6,897	19,605	6,486	19,546
Rent	795	2,473	893	2,731
Property taxes	2,099	7,346	2,563	7,754
Preopening expenses	2,010	3,216	42	406
Other operating expenses	6,153	17,132	5,010	14,876

Total costs and expenses	69,565	203,928	63,114	189,598

Operating income	1,853	31,502	5,637	32,423
Other income (expense):
Investment income	727	2,184	2,715	6,832
Interest expense	(3,359)	(9,836)	(3,677)	(11,008)
Gain on disposition of property, equipment and other assets	5,519	14,088	109	3,331
Equity earnings (losses) from unconsolidated joint ventures	24	(1,375)	(349)	(1,126)

	2,911	5,061	(1,202)	(1,971)

Earnings from continuing operations before income taxes	4,764	36,563	4,435	30,452
Income taxes	510	8,338	1,101	10,158

Earnings from continuing operations	4,254	28,225	3,334	20,294
Discontinued operations (Note 2):
Loss from discontinued operations, net of income tax
benefit of $36 and $103 for the 13 and 39 weeks
ended February 22, 2007, respectively, and $249
and $717 for the 13 and 39 weeks ended February
23, 2006, respectively	(196)	(405)	(343)	(1,059)
Gain (loss) on sale of discontinued operations,
net of income taxes of $57 and $231 for the 13
and 39 weeks ended February 22, 2007,
respectively, and $1,275 and $4,075 for the 13
and 39 weeks ended February 23, 2006, respectively	(30)	6	1,732	6,021

	(226)	(399)	1,389	4,962

Net earnings	$4,028	$27,826	$4,723	$25,256

Earnings per share - basic:
Continuing operations	$0.14	$0.93	$0.11	$0.67
Discontinued operations	$(0.01)	$(0.01)	$0.04	$0.16

Net earnings per share	$0.13	$0.92	$0.15	$0.83

Earnings per share - diluted:
Continuing operations	$0.14	$0.91	$0.11	$0.66
Discontinued operations	$(0.01)	$(0.01)	$0.04	$0.16

Net earnings per share	$0.13	$0.90	$0.15	$0.82

Dividends per share:
Class B Common Stock	$0.077	$0.214	$0.068	$0.168
Common Stock	$0.085	$0.235	$0.075	$0.185

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	39 Weeks Ended
(in thousands)	February 22, 2007	February 23, 2006
OPERATING ACTIVITIES:
Net earnings	$27,826	$25,256
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures	1,646	1,196
Gain on disposition of property, equipment and other assets	(8,012)	(3,196)
Gain on sale of condominium units	(6,313)	--
Gain on sale of limited-service lodging division	--	(10,232)
Distributions from joint ventures	184	354
Amortization of loss on swap agreement	--	184
Amortization of favorable lease right	273	507
Depreciation and amortization	19,617	19,671
Stock compensation expense	941	90
Deferred income taxes	1,687	(3,728)
Deferred compensation and other	1,638	(370)
Changes in assets and liabilities:
Accounts and notes receivable	3,071	(3,139)
Real estate and development costs	3,161	1,024
Condominium units held for sale	121	--
Other current assets	6,555	(6,279)
Accounts payable	(1,549)	(4,016)
Income taxes	1,194	5,875
Taxes other than income taxes	(1,074)	667
Accrued compensation	(1,680)	(1,630)
Other accrued liabilities	(7,144)	6,037

Total adjustments	14,316	3,015

Net cash provided by operating activities	42,142	28,271
INVESTING ACTIVITIES:
Capital expenditures	(68,074)	(23,798)
Purchase of Wyndham Milwaukee Center hotel, net of cash acquired	--	(23,580)
Net proceeds from disposals of property, equipment and other
assets	15,173	6,145
Net proceeds from sale of condominium units	93,235	--
Net proceeds from sale of limited-service lodging division	--	24,581
Net proceeds received from (held with) intermediaries	(16,858)	28,999
Contributions received from Oklahoma City	3,386	7,779
Increase in other assets	(6,857)	(5,143)
Purchase of interest in joint venture, net of cash received	(9,211)	(916)
Cash advanced to joint ventures	(275)	(574)

Net cash provided by investing activities	10,519	13,493
FINANCING ACTIVITIES:
Debt transactions:
Net proceeds from issuance of notes payable and long-term debt	37,089	5,558
Principal payments on notes payable and long-term debt	(91,877)	(11,369)
Equity transactions:
Treasury stock transactions, except for stock options	(4,382)	(3,048)
Exercise of stock options	1,820	6,208
Dividends paid	(6,963)	(5,487)

Net cash used in financing activities	(64,313)	(8,138)

Net increase (decrease) in cash and cash equivalents	(11,652)	33,626
Cash and cash equivalents at beginning of year	34,528	259,058 *

Cash and cash equivalents at end of period	$22,876	$292,684

* Includes $1 of cash included in assets of discontinued operations

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED
FEBRUARY 22, 2007 (Unaudited)

1.	General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 25, 2006, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the thirteen and thirty-nine weeks ended February 22, 2007 and February 23, 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the unaudited interim financial information at February 22, 2007, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods.

Comprehensive Income – Accumulated other comprehensive income consists of the accumulated net unrealized gain on available for sale securities and the minimum pension liability, both net of tax. Accumulated other comprehensive income was $280,000 and $112,000 as of February 22, 2007 and May 25, 2006, respectively. Total comprehensive income for the thirteen and thirty-nine weeks ended February 22, 2007 was $4,140,000 and $27,994,000, respectively. Total comprehensive income for the thirteen and thirty-nine weeks ended February 23, 2006 was $4,772,000 and $25,426,000, respectively.

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

The following table illustrates the computation of basic and diluted earnings per share for earnings from continuing operations and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended February 22, 2007	13 Weeks Ended February 23, 2006	39 Weeks Ended February 22, 2007	39 Weeks Ended February 23, 2006
	(in thousands, except per share data)
Numerator:
Earnings from continuing operations	$4,254	$3,334	$28,225	$20,294

Denominator:
Denominator for basic EPS	30,413	30,509	30,349	30,381
Effect of dilutive employee stock
options and non-vested stock	459	368	456	375

Denominator for diluted EPS	30,872	30,877	30,805	30,756

Earnings per share from continuing operations:
Basic	$0.14	$0.11	$0.93	$0.67
Diluted	$0.14	$0.11	$0.91	$0.66

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended February 22, 2007	13 Weeks Ended February 23, 2006	39 Weeks Ended February 22, 2007	39 Weeks Ended February 23, 2006
	(in thousands)
Service Cost	$108	$98	$324	$293
Interest Cost	271	226	814	678
Net amortization of prior service cost,
transition obligation and actuarial loss	47	51	140	154

Net periodic pension cost	$426	$375	$1,278	$1,125

New Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which will require the Company to recognize the funded status of its defined benefit plan in its balance sheet. The statement will be effective for the Company as of its year-end of May 31, 2007 and the impact on the Company’s financial statements is currently being evaluated.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. This interpretation prescribes a recognition threshold and measurement criteria for a tax position taken or expected to be taken in a tax return. The new standard will be effective for the Company in the first quarter of fiscal 2008. The impact of FIN 48 on the Company’s financial statements is currently being evaluated.

2.	Discontinued Operations

On June 29, 2006, the Company sold the remaining timeshare inventory of its Marcus Vacation Club at Grand Geneva vacation ownership development. The assets sold consisted primarily of real estate and development costs. The sale did not have a material impact on the Company’s results of operations for the periods presented. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), the results of operations of the Marcus Vacation Club, which have historically been included in the Hotels and Resorts segment financial results, have been reported as discontinued operations in the consolidated statements of earnings for all periods presented. Marcus Vacation Club revenues for the thirteen and thirty-nine weeks ended February 22, 2007 were $181,000 and $3,861,000, respectively. Marcus Vacation Club revenues for the thirteen and thirty-nine weeks ended February 23, 2006 were $835,000 and $4,144,000, respectively. Marcus Vacation Club’s operating loss for the thirteen and thirty-nine weeks ended February 22, 2007 was $4,000 and $33,000, respectively. Marcus Vacation Club’s operating loss for the thirteen and thirty-nine weeks ended February 23, 2006 was $291,000 and $493,000, respectively.

On September 3, 2004, the Company sold substantially all of the assets of its limited-service lodging division. The Company is actively exploring opportunities to sell two remaining joint venture properties that were not sold in the original transaction. In accordance with the provisions of SFAS No. 144, the results of operations of the limited-service-lodging division have been reported as discontinued operations in the consolidated statements of earnings for all periods presented. Limited-service lodging revenues for the thirteen and thirty-nine weeks ended February 22, 2007 were $64,000 and $74,000, respectively. Limited-service lodging revenues for the thirteen and thirty-nine weeks ended February 23, 2006 were $67,000 and $688,000, respectively. Limited-service lodging operating income for the thirteen and thirty-nine weeks ended February 22, 2007 was $39,000 and $98,000, respectively. Limited-service lodging operating loss for the thirteen and thirty-nine weeks ended February 23, 2006 was $34,000 and $1,106,000, respectively.

The components of the assets and liabilities of discontinued operations included in the consolidated balance sheets are as follows:

	February 22, 2007	May 25, 2006
	(in thousands)
Assets
Refundable income taxes	$1,095	$2,812
Real estate and development costs	30	3,444
Other current assets	341	144
Net property and equipment	--	1,101
Other assets	23	44

Assets of discontinued operations	$1,489	$7,545

Liabilities
Current liabilities	$820	$343
Deferred income taxes	97	172
Other long-term liabilities	1,914	1,483

Liabilities of discontinued operations	$2,831	$1,998

3.	Stock-Based Compensation

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

Awarded shares of non-vested stock cumulatively vest either 25% after three years of the grant date, 50% after five years of the grant date, 75% after ten years of the grant date and 100% upon retirement, or 50% after three years of the grant date and 100% after five years of the grant date, depending on the date of grant. During the period of restriction, the holder of the non-vested stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock. Non-vested stock awards and shares issued upon option exercises are issued from previously acquired treasury shares. At February 22, 2007, there were 1,440,759 shares available for grants of additional stock options, non-vested stock and other types of equity awards under the current plan.

The Company adopted SFAS No. 123(R), Share-Based Payment, on May 26, 2006. SFAS No. 123(R) requires stock-based compensation to be expensed over the vesting period of the awards based on the grant date fair value. The Company elected to adopt SFAS No. 123(R) using the modified prospective transition method which does not result in the restatement of previously issued financial statements. The provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for the amortization of unvested stock option awards outstanding as of the date of adoption. Prior to May 26, 2006, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense had been recognized for stock options because all options granted had an exercise price equal to the market value of the underlying stock on the date of grant.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions used for awards granted during the thirty-nine weeks ended February 22, 2007 and the fiscal year ended May 25, 2006:

	39 Weeks Ended February 22, 2007	Year Ended May 25, 2006
Risk-free interest rate	5.0%	4.2%
Dividend yield	1.6%	1.1%
Volatility	37 - 41%	39%
Expected life	5 - 9 years	5 years

Based on these assumptions, the weighted-average fair value of the options granted at the date of grant for the thirty-nine weeks ended February 22, 2007 and for the year ended May 25, 2006 was $8.03 and $5.22, respectively.

Total pre-tax stock-based compensation expense recognized in the accompanying statements of earnings for the thirteen and thirty-nine weeks ended February 22, 2007 was $345,000 and $941,000, respectively. Total pre-tax stock-based compensation expense for the thirteen and thirty-nine weeks ended February 23, 2006 was $30,000 and $90,000, respectively, and was entirely related to non-vested stock.

As a result of adopting SFAS No. 123(R) on May 26, 2006, the Company’s earnings from continuing operations before income taxes and net earnings for the thirteen weeks ended February 22, 2007 were $270,000 and $236,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB. No. 25. For the thirteen weeks ended February 22, 2007, basic net earnings per share and diluted net earnings per share were $0.01 lower than if the Company had continued to account for stock-based compensation under APB No. 25. For the thirty-nine weeks ended February 22, 2007, the Company’s earnings from continuing operations before income taxes and net earnings were $764,000 and $614,000 lower, respectively, as a result of adopting SFAS No. 123(R). Basic and diluted net earnings per share were $0.02 lower than if the Company had continued to account for stock-based compensation under APB No. 25.

The following table illustrates the pro forma effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the thirteen and thirty-nine weeks ended February 23, 2006:

	13 weeks Ended February 23, 2006	39 weeks Ended February 23, 2006
	(in thousands, except per share data)
Net earnings, as reported	$4,723	$25,256
Add: reported stock compensation expense, net of tax	20	65
Deduct: stock-based employee compensation expense
determined under the fair value method, net of tax	(229)	(633)

Pro forma net earnings	$4,514	$24,688

Earnings per share:
Basic - as reported	$0.15	$0.83
Basic - pro forma	$0.15	$0.81
Diluted - as reported	$0.15	$0.82
Diluted - pro forma	$0.15	$0.80

The following is a summary of the Company’s stock option activity and related information for the thirty-nine weeks ended February 22, 2007:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Life
	(options in thousands)
Outstanding at May 26, 2006	1,157	$11.22	6.4
Granted	188	19.74
Exercised	(171)	10.67
Forfeited	(21)	14.77

Outstanding at February 22, 2007	1,153	$12.63	6.4

Exercisable at February 22, 2007	550	$10.14	4.5

The intrinsic value of options outstanding at February 22, 2007 was $13,037,000, and the intrinsic value of options exercisable at February 22, 2007 was $7,580,000. During the thirty-nine weeks ended February 22, 2007 and February 23, 2006, the intrinsic value of options exercised was $2,083,000 and $4,395,000, respectively.

Following is a summary of the Company’s non-vested stock activity and related information for the thirty-nine weeks ended February 22, 2007:

	Shares	Weighted-Average Fair Value
	(shares in thousands)
Outstanding at May 26, 2006	59	$16.52
Granted	44	20.26
Vested	(11)	14.61
Forfeited	--	--

Outstanding at February 22, 2007	92	$18.54

The Company previously had and will continue to expense awards of non-vested stock based on the fair value of the Company’s common stock at the date of grant. As a result of adopting SFAS No. 123(R), unearned compensation on non-vested stock was reclassified into capital in excess of par on the date of adoption. As of February 22, 2007, total remaining unearned compensation related to non-vested stock was $1,017,000, which will be amortized over the weighted-average remaining service period of 9.0 years.

4.	Income Taxes

The Company’s effective income tax rate for continuing operations for the thirteen and thirty-nine weeks ended February 22, 2007 was 10.7% and 22.8%, respectively. The effective income tax rate for continuing operations for the thirteen and thirty-nine weeks ended February 23, 2006 was 24.8% and 33.4%, respectively. The decrease in the effective rate is primarily due to the anticipated impact of federal and state historic tax credits generated in fiscal 2007 upon the opening of a hotel in Oklahoma City, Oklahoma. The effective tax rate used during the thirty-nine weeks ended February 22, 2007 reflects the current estimated effective tax rate for the full year, including the historic tax credits.

5.	Contingency

The Company has approximately six and one half years remaining on a ten and one half-year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $2,971,000 as of February 22, 2007.

6.	Joint Venture Transaction

During the second quarter of fiscal 2007, the Company acquired the ownership interest of a joint venture partner in Platinum Condominium Development, LLC, a joint venture that developed a condominium hotel in Las Vegas, Nevada, increasing the Company’s ownership of the property’s public space to 90%. The total purchase price was $10,000,000, including approximately $6,249,000 in prepaid development fees. As a result of this transaction, effective October 31, 2006, the assets and liabilities of the Platinum Hotel, as well as the results of its operations, are now reported in the Company’s consolidated results. Prior to October 31, 2006, the joint venture was accounted for using the equity method of accounting.

As a result of the purchase, the assets and liabilities, consisting primarily of condominium units held for sale, prepaid development fees, land, building and fixtures and other accrued liabilities are now reflected in the consolidated balance sheet. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their respective fair value, which approximates the purchase price. Pro forma information is not required as the impact to the results of operations is not significant.

The costs of the condominium hotel development project attributable to the condominium units to be sold have been classified as assets held for sale in the consolidated balance sheet as of February 22, 2007. During the thirteen and thirty-nine weeks ended February 22, 2007, a portion of the condominium units were sold and the Company reported pre-tax gains on disposition of property, equipment and other assets of approximately $4,902,000 and $6,313,000, respectively. The majority of the remaining units are expected to be sold during the Company’s next several quarters.

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

Following is a summary of business segment information for the thirteen and thirty-nine weeks ended February 22, 2007 and February 23, 2006 (in thousands):

13 Weeks Ended February 22, 2007	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$38,026	$33,112	$280	$71,418	$245	$71,663
Operating income (loss)	8,281	(4,236)	(2,192)	1,853	3	1,856
Depreciation and amortization	3,079	3,647	171	6,897	--	6,897

13 Weeks Ended February 23, 2006	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$39,841	$28,594	$316	$68,751	$902	$69,653
Operating income (loss)	9,355	(1,671)	(2,047)	5,637	(343)	5,294
Depreciation and amortization	3,087	3,126	273	6,486	18	6,504

39 Weeks Ended February 22, 2007	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$112,543	$121,977	$910	$235,430	$3,935	$239,365
Operating income (loss)	25,289	12,916	(6,703)	31,502	15	31,517
Depreciation and amortization	8,715	10,304	586	19,605	12	19,617

39 Weeks Ended February 23, 2006	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$113,809	$107,210	$1,002	$222,021	$4,832	$226,853
Operating income (loss)	26,181	12,512	(6,270)	32,423	(1,672)	30,751
Depreciation and amortization	9,354	9,347	845	19,546	125	19,671

8.	Subsequent Event

On March 21, 2007, the Company entered into an agreement to purchase eleven theatres for a total purchase price of approximately $75,650,000, subject to certain adjustments. The assets purchased will consist primarily of land, buildings, leasehold improvements and equipment. The transaction is expected to be completed in the fourth quarter of 2007, subject to customary closing conditions, consents and approvals, including early termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Act.

THE MARCUS CORPORATION

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Special Note Regarding Forward-Looking Statements

        Certain matters discussed in this Management’s Discussion and Analysis of Results of Operations and Financial Condition are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division, as well as other industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (2) the effects of increasing depreciation expenses and preopening and start-up costs due to the capital intensive nature of our businesses; (3) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (4) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (5) the effects on our occupancy and room rates from the relative industry supply of available rooms at comparable lodging facilities in our markets; (6) the effects of competitive conditions in our markets; (7) our ability to identify properties to acquire, develop and/or manage and continuing availability of funds for such development; (8) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, the United States’ responses thereto and subsequent hostilities: and (9) the successful closing of the Cinema Entertainment Corporation transaction and the integration of those theatres into our existing theatre circuit. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

General

        We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2007 will be a 53-week year and we anticipate that our reported results for fiscal 2007 will benefit from the additional week of reported operations, particularly since the extra week will include the Memorial Day holiday weekend, which is traditionally a very popular weekend for movie attendance. Fiscal 2006 was a 52-week year. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts. As a result of our sale of substantially all of the assets of our limited-service lodging division during fiscal 2005, this segment has been presented as discontinued operations in the accompanying financial statements and in this discussion. As a result of our sale in June 2006 of the remaining inventory of real estate and development costs associated with our vacation ownership development adjacent to the Grand Geneva Resort, we have also presented these assets and related results of operations, previously included in our hotels and resorts segment, as part of our discontinued operations in the accompanying financial statements and in this discussion. Prior year results have been restated to conform to the current year’s presentation.

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

        On March 21, 2007, we entered into an agreement with Cinema Entertainment Corporation (“CEC”) and related parties to acquire 11 owned and/or leased movie theatres with 122 screens in portions of Minnesota, Wisconsin, North Dakota and Iowa for a purchase price of approximately $75.7 million, subject to certain adjustments. The transaction is expected to be completed in our fiscal 2007 fourth quarter, subject to customary closing conditions, consents and approvals, including early termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Act. We intend to finance the acquisition by using available cash-on-hand and drawing from our current credit facility. We expect that the acquisition will be accretive to both earnings and cash flow.

        The following table sets forth revenues, operating income, other income (expense), earnings from continuing operations, earnings (losses) from discontinued operations, net earnings and earnings per share for the comparable third quarter and first three quarters of fiscal 2007 and 2006 (in millions, except for per share and variance percentage data):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2007	F2006	Amt.	Pct.	F2007	F2006	Amt.	Pct.
Revenues	$71.4	$68.8	$2.6	3.9%	$235.4	$222.0	$13.4	6.0%
Operating income	1.9	5.6	(3.7)	67.1%	31.5	32.4	(0.9)	-2.8%
Other income (expense)	2.9	(1.2)	4.1	342.2%	5.1	(2.0)	7.1	356.8%
Earnings from
continuing operations	4.2	3.3	0.9	27.6%	28.2	20.3	7.9	39.1%
Earnings (losses) from
discontinued operations	(0.2)	1.4	(1.6)	-116.3%	(0.4)	5.0	(5.4)	-108.0%
Net earnings	$4.0	$4.7	$(0.7)	-14.7%	$27.8	$25.3	$2.5	10.2%
Earnings per share -
Diluted:
Continuing operations	$.14	$.11	$.03	27.3%	$.91	$.66	$.25	37.9%
Discontinued operations	(.01)	.04	(.05)	-125.0%	(.01)	.16	(.17)	-106.3%
Net earnings	$.13	$.15	$(0.2)	-13.3%	$.90	$.82	$.08	9.8%

        An increase in revenues from our hotels and resorts division offset a small decrease in revenues from our theatre division during the third quarter of fiscal 2007, compared to the same period prior year. Operating income (earnings before other income/expense and income taxes) decreased for both divisions compared to the same quarter last year. Through the first three quarters of fiscal 2007, revenues and operating income increased in our hotels and resorts division and decreased slightly in our theatres division compared to the first three quarters of fiscal 2006. Our hotels and resorts operating results were negatively impacted by significant preopening and start-up losses related to several of our new hotels. Our fiscal 2007 third quarter theatre division operating results were negatively impacted by a weaker slate of movies compared to the prior year. A reduction in our interest expense, significant gains on dispositions of property, equipment and other assets and a substantially reduced effective income tax rate contributed to an overall increase in our fiscal 2007 third quarter and first three quarters earnings from continuing operations compared to the same periods last year, offsetting our reduced operating income and reduced investment income. Our overall net earnings decreased during our fiscal 2007 third quarter as compared to comparable prior year amounts due to the fact that our prior year’s results included additional gains reported from the sale of our discontinued limited-service lodging division. Net earnings for the first three quarters of fiscal 2007 increased over the prior year same period despite the unfavorable effects of these prior year discontinued gains.

        We recognized investment income of $700,000 and $2.2 million during the third quarter and first three quarters of fiscal 2007, respectively, compared to $2.7 million and $6.8 million during the same periods last year. The decrease in investment income during both fiscal 2007 periods was the result of reduced interest earned on our cash balances during fiscal 2007 compared to the same periods last year. Our fiscal 2007 cash balances were substantially lower than the prior year due to the impact of our $214.6 million special dividend paid on February 24, 2006, the first day of our fiscal 2006 fourth quarter. Investment income in future periods will likely be lower than the prior year due to reduced cash balances, but the differences will not be as significant as they have been during the first three quarters of fiscal 2007. The majority of our $22.9 million of cash and cash equivalents at the end of the fiscal 2007 third quarter was invested in federal tax-exempt short-term financial instruments.

        Our interest expense totaled $3.4 million and $9.8 million for the third quarter and first three quarters of fiscal 2007, respectively, compared to $3.7 million and $11.0 million during the same periods last year. Total interest expense may increase slightly during the fourth quarter of fiscal 2007 compared to the same quarter last year due to an anticipated increase in long-term debt later in the quarter as a result of the planned theatre acquisition. If not for the additional debt related to the theatre acquisition, interest expense would have likely continued to decrease compared to the prior year as a result of the payment of scheduled current maturities. Current maturities of long-term debt on our balance sheet as of February 22, 2007 included $25.7 million related to a mortgage note on our new Chicago hotel with a maturity date in December 2007. We currently anticipate extending the maturity date of this note during fiscal 2008, which would result in the majority of this amount being reclassified as long-term debt.

        We recognized gains on the disposition of property, equipment and other assets totaling $5.5 million during the third quarter of fiscal 2007 compared to $100,000 during the prior year’s same period. Continuing operations gains on the disposition of property and equipment for the first three quarters of fiscal 2007 were $14.1 million compared to gains of $3.3 million during the first three quarters of fiscal 2006. The fiscal 2007 third quarter gains included a gain of approximately $600,000 related to the sale of a former restaurant property in Brookfield, Wisconsin. The timing of periodic sales of our property and equipment may vary from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment. We anticipate periodic additional sales of non-core property and equipment with the potential for additional disposition gains from time to time during future periods, including the potential for another significant gain from the intended sale of a valuable theatre parcel that will be replaced by a new theatre in Brookfield. We do not expect the gain from that theatre to occur during fiscal 2007.

        Our fiscal 2007 third quarter gain on disposition of property, equipment and other assets also included a pro-rated gain of approximately $4.9 million related to the sale of condominium units at our Las Vegas Platinum Hotel, increasing our year-to-date gain related to these units to approximately $6.3 million. As of February 22, 2007, we closed on sales of approximately 90% of the 255 available condominium units, with the majority of the remaining unit sales expected to close during the next several quarters. We currently anticipate reporting a total gain on disposition of these assets of approximately $7.0 million after all condominium sales have been completed.

        As noted earlier in this discussion, as a result of acquiring an additional equity interest in Platinum Condominium Development, LLC, the joint venture that developed our luxury condominium hotel in Las Vegas, Nevada, on October 31, 2006, results from our Platinum Hotel venture are now included in our consolidated financial statements and are no longer included in net equity earnings or losses from unconsolidated joint ventures. We reported net equity losses from unconsolidated joint ventures of approximately $349,000 during the third quarter of fiscal 2006 compared to none during this year’s third quarter. For the first three quarters of fiscal 2007, net equity losses totaled $1.4 million compared to $1.1 million during the first three quarters of fiscal 2006. Losses during both years were primarily the result of preopening costs from our previous 50% ownership interest in the Platinum Hotel joint venture.

        Our fiscal 2007 third quarter and first three quarters effective income tax rates for continuing operations were 10.7% and 22.8%, respectively. These rates were significantly lower than our fiscal 2006 third quarter and first three quarters effective rates of 24.8% and 33.4%, respectively, and our historical 39-40% range. This was primarily due to the previously described investments in federal tax-exempt short-term financial instruments and, more significantly, due to the anticipated impact of federal and state historic tax credits generated upon the opening of our Oklahoma City Skirvin Hilton hotel project. The effective tax rate used during our fiscal 2007 first three quarters reflects our current estimated rate for the full fiscal year, including the credits. Our actual fiscal 2007 effective income tax rate could be different from this estimated first three quarters rate depending upon several factors, including our actual pre-tax earnings, the actual amount of tax-free interest recognized during the year and the actual value of the historic tax credits recognized. We currently expect our fiscal 2008 effective tax rate to return to our historical range.

        Net earnings during the fiscal 2007 third quarter and first three quarters included a net after-tax loss from discontinued operations of approximately $226,000 and $399,000, respectively, compared to net after-tax earnings and gains from discontinued operations of $1.4 million and $5.0 million during the prior year’s same periods. A detailed discussion of these items is included in the Discontinued Operations section below.

Theatres

        The following table sets forth revenues, operating income and operating margin for our theatre division for the third quarter and first three quarters of fiscal 2007 and 2006 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2007	F2006	Amt.	Pct.	F2007	F2006	Amt.	Pct.
Revenues	$38.0	$39.8	$(1.8)	-4.6%	$112.5	$113.8	$(1.3)	-1.1%
Operating income	8.3	9.4	(1.1)	-11.5%	25.3	26.2	(0.9)	-3.4%
Operating margin	21.8%	23.5%			22.5%	23.0%
(% of revenues)

        Consistent with the seasonal nature of the motion picture exhibition industry, the third quarter of our fiscal year is typically one of the strongest periods for our theatre division due to the traditionally strong holiday season. This year’s holiday films were not as strong as last year, however, and as a result, our theatre division recognized decreased operating results for our fiscal 2007 third quarter compared to last year’s results during the same period. Our fiscal 2007 first three quarters revenues and operating income were slightly less than last year’s same period. Our operating margin has decreased during the third quarter and first three quarters of fiscal 2007 due to reduced revenues compared to the same periods of fiscal 2006.

        The following table breaks down the components of revenues for the theatre division for the third quarter and first three quarters of fiscal 2007 and 2006 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2007	F2006	Amt.	Pct.	F2007	F2006	Amt.	Pct.
Box office receipts	$23.4	$25.4	$(2.0)	-7.6%	$71.1	$73.2	$(2.1)	-2.8%
Concession revenues	11.7	12.6	(0.9)	-7.1%	35.4	35.3	0.1	0.3%
Other revenues	2.9	1.8	1.1	55.5%	6.0	5.3	0.7	13.8%

Total revenues	$38.0	$39.8	$(1.8)	-4.6%	$112.5	$113.8	$(1.3)	-1.1%

        The decrease in our box office receipts and concession revenues for the third quarter of fiscal 2007 compared to the same period last year was primarily due to a decrease in attendance. In addition, our average ticket price decreased 0.3% and 1.1%, respectively, during the third quarter and first three quarters of fiscal 2007 compared to the same periods last year, attributable primarily to selected regional price promotions and film product mix. Our average concession sales per person increased 0.7% and 2.0%, respectively, during the fiscal 2007 third quarter and first three quarters compared to the same periods last year. Pricing and film product mix are the two primary factors that impact our average ticket price and concession sales per person. For example, on average, films that appeal to families and teenagers generally produce better than average concession sales but a lower average ticket price compared to more adult-orientated film product. The film slate during last year’s third quarter, which included several teen and young adult oriented films, produced better average concession sales than this year’s films.

        Other revenues, which include management fees, pre-show advertising income, miscellaneous theatre revenues and family entertainment center revenues, increased significantly during our fiscal 2007 third quarter and first three quarters compared to the same periods last year. Increases in pre-show and lobby advertising income, which included a final payment from our former screen advertising partner, Cinema Screen Media, contributed to the increased other revenues.

        Total theatre attendance decreased 7.4% during the third quarter of fiscal 2007 compared to the same period last year. For the first three quarters of fiscal 2007, total attendance decreased 1.7% compared to the first three quarters of fiscal 2006. This year’s slate of movies during our fiscal 2007 third quarter did not perform as well as last year’s top films, The Chronicles of Narnia: The Lion, The Witch and The Wardrobe, King Kong and Harry Potter and the Goblet of Fire. In fact, these three holiday films last year each grossed over $200 million in box office admissions nationally, the first time in history that three films have performed at that level during the holiday period. Our highest grossing films during the fiscal 2007 third quarter included Night at the Museum, Pursuit of Happyness and Happy Feet.

        Comparisons to last year’s third quarter results were favorably impacted by the fact that during this year’s holiday season, Christmas Eve (the only night of the year on which our theatres close) and Christmas Day, as well as New Year’s Eve and New Year’s Day, were on a Sunday and Monday (last year, Christmas Eve was on a Saturday night, which is normally the biggest movie-going day of the week). Overall attendance for the fiscal 2007 third quarter declined, however, as the January and February 2007 film line-up was also weak compared to the films shown during the same period last year. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

        We currently anticipate a very strong fiscal 2007 fourth quarter compared to the same quarter last year. Films that have debuted early in the fourth quarter such as Wild Hogs and 300 have performed better than expected and the extended outlook for the quantity and quality of film product looks promising for the months ahead. We will end our 53-week fiscal year in May with the scheduled openings of Spider-Man 3, Shrek the Third and Pirates of the Caribbean: At World’s End, each of which is a sequel to previous blockbusters. Our 53rd week includes Memorial Day weekend, which is historically a strong movie-going period. In addition, our fiscal 2007 fourth quarter results should benefit from the additional screens to be acquired from CEC, assuming this transaction closes prior to the end of our fourth quarter as planned. Looking ahead to the first quarter of fiscal 2008, potential hits include computer-generated animated features such as Surf’s Up and Pixar’s newest film Ratatouille, along with potential hits including Ocean’s Thirteen, Fantastic Four: Rise of Silver Surfer, Evan Almighty, Live Free or Die Hard, Transformers, Harry Potter and the Order of the Phoenix, The Simpsons Movie and The Bourne Ultimatum.

        We opened two new theatres with 25 total screens during the last week of our fiscal 2007 second quarter. A new 13-screen theatre in Sturtevant, Wisconsin, which includes our seventh UltraScreen®, replaced an existing five-screen owned theatre in Racine, Wisconsin that we closed in late September. We also opened a new 12-screen theatre in Green Bay, Wisconsin which replaced a recently closed 8-screen leased theatre in the same market. Late in our fiscal 2007 third quarter, we closed a single screen theatre in Cedarburg, Wisconsin and a 9-screen theatre in Waukesha, Wisconsin that had been sold in November 2006 and temporarily leased back.

        We ended the first three quarters of fiscal 2007 with a total of 458 company-owned screens in 37 theatres and 40 managed screens in four theatres compared to 464 company-owned screens in 41 theatres and 40 managed screens in four theatres at the end of the same period last year. Construction continues on our new flagship theatre in Brookfield, Wisconsin, the “Majestic.” This 16-screen theatre, which will replace the recently closed Waukesha theatre and another 8-screen theatre nearby, is expected to open in early May 2007. The new theatre will include two 72-feet wide UltraScreens, a multi-use auditorium called the AT&T Palladium that will be equipped for live performances, meetings, broadcast concerts and sporting events and regular screenings of first-run movies, as well as expanded food and beverage options. We also expect to begin construction shortly on an UltraScreen addition to our 16-screen theatre in Pickerington, Ohio.

Hotels and Resorts

        The following table sets forth revenues, operating income (loss) and operating margin for our hotels and resorts division for the third quarter and first three quarters of fiscal 2007 and 2006 (in millions, except for variance percentage and operating margin). Prior year results have been restated to reflect the current year presentation of the Marcus Vacation Club timeshare sales operation as discontinued operations.

	Third Quarter				First Three Quarters
			Variance				Variance
	F2007	F2006	Amt.	Pct.	F2007	F2006	Amt.	Pct.
Revenues	$33.1	$28.6	$4.5	15.8%	$122.0	$107.2	$14.8	13.8%
Operating income (loss)	(4.2)	(1.7)	(2.5)	-153.5%	12.9	12.5	0.4	3.2%
Operating margin	-12.8%	-5.8%			10.6%	11.7%
(% of revenues)

        Our third quarter is historically the weakest quarter of the year for our hotels and resorts division due to reduced travel during the winter months at our predominantly Midwestern properties. Despite that, continued improvement in business travel at many of our existing hotels and results from our newest hotels, the Columbus Westin (which was acquired during our fiscal 2006 fourth quarter) and Platinum Las Vegas, contributed to our improved revenues during the fiscal 2007 third quarter and first three quarters compared to the same periods last year. Operating income decreased during the fiscal 2007 third quarter compared to the prior year period due to approximately $3.0 million of preopening expenses and start-up losses associated primarily with our Oklahoma City Hilton Skirvin project, the new Las Vegas condominium hotel and the major renovation and rebranding of the InterContinental Milwaukee hotel. Fiscal 2007 first three quarters operating income remained slightly higher than last year’s same period despite approximately $4.5 million of preopening expenses and start-up losses with respect to these same hotels. These projects also contributed to a lower operating margin during our fiscal 2007 third quarter and first three quarters compared to the same periods last year.

        Our total revenue per available room, or RevPAR, for comparable company-owned properties (excluding the Columbus Westin and InterContinental Milwaukee) increased 1.3% and 7.1%, respectively, during our fiscal 2007 third quarter and first three quarters compared to the same periods last year. The increases in RevPAR were entirely due to increases in our average daily room rate, or ADR, for these comparable properties of 3.5% and 7.5%, respectively, during these same periods. Our overall occupancy percentage (number of occupied rooms as a percentage of available rooms) decreased by 1.1 percentage points and 0.2 percentage points, respectively, for these comparable properties during the fiscal 2007 third quarter and first three quarters compared to the same periods last year. This was primarily a result of reduced city-wide conventions and group business in Milwaukee and new hotel supply in Kansas City.

        The current near-term outlook for this division continues to appear promising, as the advanced booking pace at our hotels, particularly for late Spring and early Summer, remains strong. Preopening expenses and typical start-up operating losses for our new properties will continue to have a negative impact on short-term division operating results, but the negative impact is not expected to be as significant as it was during our fiscal 2007 third quarter.

        As previously noted, our Las Vegas condominium hotel joint venture, the Platinum Hotel, opened in late October. Start-up operating losses, magnified by the fact that we were generally unable to rent a unit until after the condominium sale closed, negatively impacted our fiscal 2007 third quarter results and may negatively impact fourth quarter operating results to a lesser degree as well. As manager of this hotel and 90% owner of the public space (with all condominium units to be ultimately individually-owned), we expect the Platinum will contribute to future revenues and operating income of our hotels and resorts division in several ways. In addition to earning a management fee equal to a share of room revenue when a unit is rented, we are now reporting 100% of the revenues and 90% of the profits (or losses) generated by the public space at this non-gaming, non-smoking hotel, including the restaurant, lounge, meeting space and spa.

        Renovations of the historic Skirvin Hilton hotel in Oklahoma City were completed in late February and the 225-room property re-opened during the first week of our fiscal 2007 fourth quarter. As the principal equity partner in this complex public-private venture, the hotel will be reported as a company-owned property and future division revenues will be favorably impacted as a result. Our total equity investment in this venture is expected to be approximately $10 million, the majority of which will be recouped from previously described federal and state historic tax credits related to this project. The remaining funds for this approximately $55 million project were provided by contributions from Oklahoma City, new markets tax credits and non-recourse project debt. Preopening costs from this project had a significant negative impact on our overall operating results during the fiscal 2007 third quarter. We expect that additional preopening expenses and start-up losses will have a smaller negative impact during our fiscal 2007 fourth quarter, but we expect this hotel to contribute positively to fiscal 2008 operating results.

        We also recently completed several capital projects at existing hotels that should enhance the long-term value of these properties. A significant renovation and repositioning of the Wyndham Milwaukee Center, including converting to the luxury InterContinental brand, was completed during our fiscal 2007 third quarter. The newly renovated lobby, ballroom, restaurant and bar opened late in our second quarter and a complete rooms renovation was completed in December 2006. As noted earlier, preopening expenses and start-up operating losses related to the repositioning of this hotel as a sophisticated, upscale property negatively impacted our fiscal 2007 third quarter results. Additional projects recently completed include a 12,000 square foot conference center expansion at the Grand Geneva Resort and a new featured restaurant at our Pfister Hotel. Preopening expenses for the new restaurant, which has received very positive reaction from customers, also had a negative impact on fiscal 2007 third quarter operating results. A new spa and salon is scheduled to open at the Pfister in April 2007.

        Three new management contracts were announced in February 2007. We entered an agreement to manage the Sheraton Clayton Plaza Hotel St. Louis, a 257-room property in an upscale western suburb of St. Louis owned by a subsidiary of Goldman Sachs. This is our second management contract with a subsidiary of Goldman. In November 2006, we assumed management of the 483-room Resort Suites in Scottsdale, Arizona. We were also selected to manage an under-construction 256-room Hilton hotel in Bloomington, Minnesota, under a long-term contract with another owner. We are currently providing preopening and technical services for this project. The third contract is with a joint venture we formed with a fund sponsored by Chicago-based Waterton Commercial LLC to acquire the 237-room Sheraton Madison Hotel in Madison, Wisconsin. We have a 15% minority interest in this joint venture and will manage the hotel and oversee a major renovation of the property. Although the impact on operating results of these new management contracts is not as significant as an owned hotel, we expect these new contracts to favorably impact future operating results and returns on equity. We continue to pursue additional new growth opportunities as well, with a focus on expanding our hotel management business. A number of the projects that we are currently exploring may also include small equity investments.

Discontinued Operations

        During fiscal 2005, we sold substantially all of the assets of our limited-service lodging division and reported a significant after-tax gain on sale of discontinued operations. At the time of the sale, a portion of the sales proceeds was held in escrow pending completion of certain customary transfer requirements on several locations. During the first half of fiscal 2006, the necessary transfer requirements for three of the locations were met and one of the three remaining joint venture properties was sold. During the fiscal 2006 third quarter, the necessary transfer requirements for the remaining four escrowed locations were met and the sales of those properties were completed. As a result, additional net proceeds of $24.6 million were received and additional after-tax gains on sale of discontinued operations of $6.1 million were recognized during the first three quarters of fiscal 2006.

        The results of our limited-service lodging division have been accounted for as discontinued operations in our consolidated financial statements for all periods presented. The following table sets forth revenues, operating income (loss), loss from discontinued operations and gain (loss) on sale of discontinued operations, net of applicable taxes, for our limited-service lodging division for the third quarter and first three quarters of fiscal 2007 and 2006 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2007	F2006	Amt.	Pct.	F2007	F2006	Amt.	Pct.
Revenues	$0.1	$0.1	$--	N/A	$0.1	$0.7	$(0.6)	-89.2%
Operating income (loss)	--	--	--	N/A	0.1	(1.1)	1.2	108.9%
Loss from
discont. operations	(0.2)	(0.2)	--	N/A	(0.3)	(0.7)	0.4	53.0%
(net of income taxes)
Gain (loss) on sale of
discont. operations	(0.1)	1.8	(1.9)	-103.4%	(0.2)	6.1	(6.3)	-103.0%
(net of income taxes)

        Our fiscal 2006 first three quarters loss from discontinued operations included a one-time charge to earnings related to the costs associated with exiting leased office space for our former limited-service lodging division.

        Early in our fiscal 2007 first quarter, we sold the remaining timeshare inventory of our Marcus Vacation Club at Grand Geneva vacation ownership development. The assets sold consisted primarily of real estate and development costs, with the purchaser acquiring the remaining 34 units of the 136-unit Marcus Vacation Club property. Our hotels and resorts division will continue to provide hospitality management services for this property and we continue to hold notes receivable from prior buyers of timeshare units, but we will no longer be in the business of selling timeshare units to customers.

        We have accounted for the results of the Marcus Vacation Club, which had previously been included in our hotels and resorts segment results, as discontinued operations in our consolidated financial statements for fiscal 2007. Prior year results have been restated to conform with the current year presentation. The following table sets forth revenues, operating loss, loss from discontinued operations and gain on sale of discontinued operations, net of applicable taxes, for the Marcus Vacation Club for the third quarter and first three quarters of fiscal 2007 and 2006 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2007	F2006	Amt.	Pct.	F2007	F2006	Amt.	Pct.
Revenues	$0.2	$0.8	$(0.6)	-78.3%	$3.9	$4.1	$(0.2)	-6.8%
Operating loss	--	(0.3)	0.3	98.6%	--	(0.5)	0.5	93.3%
Loss from
discont. operations	--	(0.2)	0.2	97.1%	--	(0.3)	0.3	91.2%
(net of income taxes)
Gain on sale of
discont. operations	--	--	--	N/A	0.2	--	0.2	N/A
(net of income taxes)

FINANCIAL CONDITION

        Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, together with our cash balances and the availability of $125 million of unused credit lines as of the end of the fiscal 2007 third quarter, will be adequate to support the near-term anticipated ongoing operational liquidity needs of our businesses, including the planned acquisition of the CEC theatre screens.

        Net cash provided by operating activities increased by $13.8 million during the first three quarters of fiscal 2007 to $42.1 million, compared to $28.3 million during the prior year’s first three quarters. The increase was due primarily to increased earnings (excluding gains from sales of property, equipment and other assets and gains from sale of discontinued operations), increased deferred income taxes and favorable timing in the collection of accounts and notes receivable, collection of other current assets and payment of accounts payable, partially offset by unfavorable timing in the payment of other accrued liabilities.

        Net cash provided by investing activities during the fiscal 2007 first three quarters totaled $10.5 million compared to $13.5 million during the fiscal 2006 first three quarters. The decrease in net cash provided by investing activities was primarily the result of increased capital expenditures, decreased cash received from intermediaries and increased purchases of additional interests in joint ventures, partially offset by increased cash proceeds from disposals of property, equipment and other assets (including net proceeds from the sale of condominium units and our limited-service lodging division).

        Capital expenditures and acquisitions totaled $68.1 million during the first three quarters of fiscal 2007 compared to $47.4 million during the prior year’s first three quarters. Fiscal 2007 first three quarters capital expenditures included approximately $48 million incurred in our hotels and resorts division, including costs associated with the Skirvin Hilton renovation, InterContinental Milwaukee renovation and previously described projects at the Grand Geneva Resort and Pfister Hotel. In addition, we incurred capital expenditures of approximately $19 million in our theatre division, including costs associated with new theatres recently opened or currently under construction. Fiscal 2006 first three quarters capital expenditures included $23.6 million incurred in our hotels and resorts division related to our purchase of the Wyndham Milwaukee Center hotel. With additional expenditures expected to be incurred in the previously described hotel and theatre projects, we continue to believe our total fiscal 2007 capital expenditures may approach or exceed $100 million, excluding the planned CEC acquisition.

        Net cash used in financing activities during the first three quarters of fiscal 2007 totaled $64.3 million compared to $8.1 million during the first three quarters of fiscal 2006. Our principal payments on notes payable and long-term debt totaled $91.9 million during the first three quarters of fiscal 2007 compared to approximately $11.4 million during the same period last year, resulting in the increased cash used in financing activities. The increase was primarily due to $63.7 million of construction loans on the Platinum Hotel that were paid off during the fiscal 2007 third quarter as condominium sales closed.

        New debt of $37.1 million, primarily related to the Oklahoma City hotel, was added during the first three quarters of fiscal 2007, compared to $5.6 million of new debt added during the same period last year. Our debt-capitalization ratio was 0.39 at February 22, 2007, a slight increase from our fiscal 2006 year-end ratio of .37. We currently expect our debt-capitalization ratio may increase to approximately .42 to .45 by the end of our fiscal 2007 fourth quarter, assuming the CEC theatre acquisition is completed as planned and depending upon the amount of cash generated by operations and expended for capital projects during this time period.

        During our fiscal 2007 first three quarters, we repurchased approximately 251,000 of our common shares for approximately $4.6 million in conjunction with the exercise of stock options and our purchase of shares in the open market, compared to approximately 139,000 of common shares repurchased for approximately $3.4 million during the first three quarters of fiscal 2006. Our Board of Directors has authorized the repurchase of up to 4.7 million shares of our outstanding common stock. As of February 22, 2007, approximately 1.3 million shares remained available under this repurchase authorization. Any additional repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

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

        Prior to May 26, 2006, we accounted for stock-based compensation in accordance with APB Opinion No. 25. Accordingly, no compensation expense was recognized for stock options because all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. As discussed in Note 3 of our Condensed Notes to Consolidated Financial Statements for the Thirteen and Thirty-Nine Weeks ended February 22, 2007, we began expensing the fair value of stock options on May 26, 2006, the beginning of our fiscal 2007 year, when we adopted SFAS No. 123(R) using the modified prospective method. This transition method does not result in the restatement of previously issued financial statements.

        As a result of adopting SFAS No. 123(R) on May 26, 2006, our earnings from continuing operations before income taxes and net earnings for the fiscal 2007 first three quarters were lower by $764,000 and $614,000, respectively, than if we had been allowed to continue to account for stock-based compensation under APB Opinion No. 25. We expect that our total stock compensation expense during fiscal 2007 will be similar to the fiscal 2006 pro forma stock compensation of $782,000, after taxes, included in Note 1 to our Consolidated Financial Statements in our fiscal 2006 Form 10-K.

        We will continue to expense awards of non-vested restricted stock over the vesting period of the awards based on the fair value of our common stock at the date of grant. At the end of our fiscal 2007 third quarter, total remaining unearned compensation related to non-vested restricted stock was approximately $1.0 million, which will be amortized over the weighted-average remaining service period of 9.0 years.

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

        Risk factors relating to the Company are contained in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 25, 2006. No material change to such risk factors has occurred during the thirty-nine weeks ended February 22, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds; Purchases of Equity Securities by the Issuer

        Through February 22, 2007, our board of directors has approved the repurchase of up to 4.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

        We did not repurchase, and no one purchased on our behalf, any shares of our outstanding Common Stock during the thirteen weeks ended February 22, 2007.

Item 6.	Exhibits

10	Asset Purchase Agreement, dated as of March 21, 2007, by and among Marcus Midwest, LLC, Cinema Entertainment Corp., Robert A. Ross, David M. Ross, Anthony D. Tillemans, Ross Becker Properties, LLP, and Marcus Theatres Corporation, as guarantor. [Incorporated by Reference to Exhibit 2.1 to our Current Report on Form 8-K dated March 21, 2007.]

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: April 3, 2006	By: /s/ Stephen H. Marcus
Stephen H. Marcus,
Chairman of the Board, President and
Chief Executive Officer
DATE: April 3, 2006	By: /s/ Douglas A. Neis
Douglas A. Neis
Chief Financial Officer and Treasurer

S-1