Form 10-K
period 2007-05-31
MARCUS CORP
filed 2007-08-14
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 of the
Securities Exchange Act of 1934 for the fiscal year ended May 31, 2007

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

The aggregate market value of the voting common equity held by non-affiliates as of November 23, 2006 was $522,367,369.71. This value includes all shares of our Common Stock, except for shares beneficially owned by our directors and executive officers listed in Part I below.

As of August 10, 2007, there were 21,539,284 shares of our Common Stock, $1 par value, and 8,889,588 shares of our Class B Common Stock, $1 par value, outstanding.

Portions of our definitive Proxy Statement for our 2007 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year, will be incorporated by reference into Part III to the extent indicated therein upon such filing.

PART I

Special Note Regarding Forward-Looking Statements

        Certain matters discussed in this Annual Report on Form 10-K and the accompanying annual report to shareholders, particularly in the Shareholders’ Letter and Management’s Discussion and Analysis, are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements will include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division, as well as other industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (2) the effects of increasing depreciation expenses and preopening and start-up costs due to the capital intensive nature of our businesses; (3) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (4) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (5) the effects on our occupancy and room rates from the relative industry supply of available rooms at comparable lodging facilities in our markets; (6) the effects of competitive conditions in our markets; (7) our ability to identify properties to acquire, develop and/or manage and continuing availability of funds for such development; (8) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, the United States’ responses thereto and subsequent hostilities; and (9) the successful integration of the Cinema Entertainment Corporation theatres into our theatre circuit. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-K and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.	Business.

General

        We are engaged primarily in two business segments: movie theatres and hotels and resorts.

        As of May 31, 2007, our theatre operations included 50 movie theatres with 608 screens throughout Wisconsin, Ohio, Illinois, Minnesota, North Dakota and Iowa, including two movie theatres with 20 screens in Illinois and Wisconsin owned by third parties but managed by us. We also operate a family entertainment center, Funset Boulevard, that is adjacent to one of our theatres in Appleton, Wisconsin.

        As of May 31, 2007, our hotels and resorts operations included eight owned and operated hotels and resorts in Wisconsin, Missouri, Illinois and Oklahoma. We also manage twelve hotels, resorts and other properties for third parties in Wisconsin, Minnesota, Ohio, Texas, Arizona, Missouri, Nevada and California.

        Both of these business segments are discussed in detail below.

Strategic Plans

        Please see our discussion under “Current Plans” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Theatre Operations

        At the end of fiscal 2007, we owned or operated 50 movie theatre locations with a total of 608 screens in Wisconsin, Illinois, Minnesota, Ohio, North Dakota and Iowa for an average of 12.2 screens per location, compared to an average of 11.2 screens per location at the end of fiscal 2006 and 2005. Included in the fiscal 2007 totals are two theatres with 20 screens that we manage for other owners. Included in the fiscal 2006 and 2005 totals are four theatres with 40 screens that we managed for other owners. Our 48 company-owned facilities include 28 megaplex theatres (12 or more screens), representing 72% of our total screens, 19 multiplex theatres (two to 11 screens) and one single-screen theatre. At fiscal year-end, we operated 585 first-run screens, 20 of which are operated under management contracts, and 23 budget-oriented screens.

        On November 17, 2006, we opened our new 12-screen theatre in Green Bay, Wisconsin and our new 13-screen theatre in Sturtevant/Racine, Wisconsin. The new theatres in Green Bay and Sturtevant/Racine, Wisconsin replaced older existing facilities to offer moviegoers the latest technology and amenities. In addition, on May 4, 2007, we opened our new flagship theatre, The Marcus Majestic of Brookfield, in Brookfield, Wisconsin. The Majestic replaced two smaller existing theatres with 17 screens in the same market and features 16 stadium-style auditoriums, including two 72-feet-wide UltraScreens®, and a multi-use auditorium called the AT&T Palladium, fully equipped for live performances, meetings, broadcast concerts and sporting events and regular screenings of first-run movies, with an attached kitchen from which we offer a full menu. The Majestic also has two cafes – one serving branded pizza and another serving branded coffee, ice cream and chocolates.

        On April 19, 2007, we completed the acquisition of 11 multi-screen movie theatres owned and/or leased by Cinema Entertainment Corp. in portions of Minnesota, Wisconsin, North Dakota and Iowa. The acquisition added 122 screens to our theatre operations. Additionally, we plan to add up to three new 72-foot-wide UltraScreens® to existing theatres during the next year, as well as expand our food and beverage offerings at several existing locations.

        Revenues for the theatre business, and the motion picture industry in general, are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. Three fiscal 2007 films produced box office receipts in excess of $3 million for our circuit, compared to two films that reached that amount during fiscal 2006. The following five fiscal 2007 films produced the most box office receipts for our circuit: Pirates of the Caribbean: Dead Man’s Chest, Spider-Man 3, Night at the Museum, Shrek the Third and Cars.

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

        We are currently testing digital cinema hardware and software in our theatres and expect to expand our testing to include digital 3D technology. Digital cinema may be able to deliver an improved film presentation to our customers, increase our scheduling flexibility and provide an opportunity for alternate programming in our auditoriums other than movies, but the reliability of the hardware and software and the potential costs associated with this new technology are yet to be determined. Upon completion of successful testing and the determination of a suitable financing methodology (all film studios have indicated that they will participate in the financing of the new technology implementation), we would anticipate a broader roll-out of digital cinema to our theatres in the future.

        We sell food and beverage concessions in all of our movie theatres. We believe that a wide variety of food and beverage items, properly merchandised, increases concession revenue per patron. Although popcorn and soda remain the traditional favorites with moviegoers, we continue to upgrade our available concessions by offering varied choices. For example, some of our theatres offer hot dogs, pizza, ice cream, pretzel bites, frozen yogurt, coffee, mineral water and juices. We have recently added self-serve soft drinks to many of our theatres. The initial response to our new food and beverage offerings at the Majestic has been positive and we are currently exploring opportunities to duplicate and/or expand on these food and beverage strategies at several of our existing theatres.

        We have a variety of ancillary revenue sources in our theatres, with the largest related to the sale of pre-show and lobby advertising. Additional ancillary revenues can come from corporate and group sales, sponsorships and alternate auditorium uses.

        We also own a family entertainment center, Funset Boulevard, adjacent to our 14-screen movie theatre in Appleton, Wisconsin. Funset Boulevard features a 40,000 square foot Hollywood-themed indoor amusement facility that includes a restaurant, party room, laser tag center, virtual reality games, arcade, outdoor miniature golf course and batting cages.

Hotels and Resorts Operations

Owned and Operated Hotels and Resorts

The Pfister Hotel

        We own and operate the Pfister Hotel, which is located in downtown Milwaukee, Wisconsin. The Pfister Hotel is a full service luxury hotel and has 307 guest rooms (including 82 luxury suites and 176 tower rooms), three restaurants, three cocktail lounges and a 275-car parking ramp. The Pfister also has 24,000 square feet of banquet and convention facilities. The Pfister’s banquet and meeting rooms accommodate up to 3,000 people and the hotel features two large ballrooms, including one of the largest ballrooms in the Milwaukee metropolitan area, with banquet seating for 1,200 people. A portion of the Pfister’s first-floor space is leased for use by retail tenants. In fiscal 2007, the Pfister Hotel earned its 31st consecutive four-diamond award from the American Automobile Association. The Pfister is also a member of Preferred Hotels and Resorts Worldwide Association, an organization of independent luxury hotels and resorts, and the Association of Historic Hotels of America. We have added a new signature restaurant to this hotel named the Mason Street Grill (replacing an existing restaurant) and we recently added a new spa and salon. Renovations to guest rooms, meeting spaces and the parking garage are also planned at this hotel.

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

The Grand Geneva Resort & Spa

        We own and operate the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin, which is the largest convention resort in Wisconsin. This full-facility destination resort is located on 1,300 acres and includes 355 guest rooms, over 60,000 square feet of banquet, meeting and exhibit space (including approximately 12,000 square feet added during the past year), over 13,000 square feet of ballroom space, three specialty restaurants, two cocktail lounges, two championship golf courses, several ski-hills, two indoor and five outdoor tennis courts, three swimming pools, a spa and fitness complex, horse stables and an on-site airport. In fiscal 2007, the Grand Geneva Resort & Spa earned its 9th consecutive four-diamond award from the American Automobile Association. We are currently reviewing plans for a guest room renovation and a major renovation of the outdoor pool complex.

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

Four Points by Sheraton Chicago Downtown/Magnificent Mile

        We own and operate the Four Points by Sheraton Chicago Downtown/Magnificent Mile, a 226-room (including 130 suites) hotel in Chicago, Illinois. The Four Points by Sheraton Chicago Downtown/Magnificent Mile has affordable, well-appointed guest rooms and suites, 3,000 square feet of high-tech meeting rooms, an indoor swimming pool and fitness room and an on-site parking facility. The hotel leases space to one area restaurant and plans to lease space to up to two additional area restaurants or retail outlets.

InterContinental Milwaukee

        We own and operate the InterContinental Milwaukee in Milwaukee, Wisconsin. Formerly the Wyndham Milwaukee Center, this hotel recently underwent a major renovation and rebranding to the upscale InterContinental brand. The InterContinental Milwaukee has 220 rooms, 12,000 square feet of flexible banquet and meeting space, on-site parking, a restaurant and two lounges and is located in the heart of Milwaukee’s theatre and financial district.

Skirvin Hilton

        We are the principal equity partner and operator of the Skirvin Hilton hotel in Oklahoma City, Oklahoma, the oldest hotel in Oklahoma. This historic hotel has 225 rooms, including 20 one-bedroom suites and one Presidential Suite, and was renovated and reopened on February 26, 2007 by a public-private joint venture. The Skirvin Hilton will benefit from the aspects of Hilton’s franchise program noted above and has a restaurant, lounge, fitness center, indoor swimming pool, business center and approximately 18,500 square feet of meeting space.

Managed Hotels, Resorts and Other Properties

        We also manage hotels, resorts and other properties for third parties, typically under long-term management agreements. Revenues from these management contracts may include both base management fees, often in the form of a fixed percentage of defined revenues, and incentive management fees, typically calculated based upon defined profit performance. We may also earn fees for technical and preopening services before a property opens, as well as for on-going accounting and technology services.

        We manage the Crowne Plaza-Northstar Hotel in Minneapolis, Minnesota. The Crowne Plaza-Northstar Hotel is located in downtown Minneapolis and has 226 guest rooms, 13 meeting rooms, 6,370 square feet of ballroom and convention space, a restaurant, a cocktail lounge and an exercise facility.

        We manage the Hotel Mead in Wisconsin Rapids, Wisconsin. The Hotel Mead has 157 guest rooms, ten meeting rooms totaling 14,000 square feet of meeting space, two cocktail lounges, two restaurants and an indoor pool with a sauna and whirlpool. The Hotel Mead is expected to be sold during fiscal 2008, at which point we would likely cease managing the hotel.

        We manage Beverly Garland’s Holiday Inn in North Hollywood, California. The Beverly Garland has 257 guest rooms, including 12 suites, meeting space for up to 600, including an amphitheater and ballroom, an outdoor swimming pool and lighted tennis courts. The mission-style hotel is located on seven acres near Universal Studios.

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

        We manage the Hilton Garden Inn Houston NW/Chateau in Houston, Texas. The Hilton Garden Inn has 171 guest rooms, a ballroom, a restaurant, a fitness center, a convenience mart and a swimming pool. The hotel is a part of Chateau Court, a 13-acre, European-style mixed-use development that also includes retail space and an office village.

        We manage the Platinum Hotel & Spa, a condominium hotel in Las Vegas, Nevada just off the Las Vegas Strip. Developed and opened in October 2006 by a joint venture that we originally owned a 50% interest in, we now own 100% of the public space (with all condominium units to be ultimately individually-owned). In addition to earning a management fee equal to a share of room revenue when any of the 255 one and two-bedroom suites are rented, we have the opportunity to earn revenues from the on-site restaurant, lounge, spa and 8,440 square feet of meeting space at this non-gaming, non-smoking hotel.

        In February 2007, we formed a joint venture to acquire the Sheraton Madison Hotel in Madison, Wisconsin. We own a 15% minority interest in the joint venture and will manage the hotel and oversee a major renovation of the property. The hotel features 237 rooms and suites, an indoor heated swimming pool, whirlpool, fitness center and 18,000 square feet of meeting space. It is adjacent to the Alliant Energy Center, which boasts more than 150,000 square feet of exhibit space, and is located approximately 1.5 miles from the Monona Terrace Convention Center, the city’s convention center facility.

        We manage the Westin Columbus in Columbus, Ohio. Formerly a company-owned hotel, in April 2007 we sold the Westin Columbus into a joint venture with Waterton Tactical Real Estate Fund I, a discretionary real estate fund sponsored by Chicago-based Waterton Commercial, LLC. We own a 15% minority interest in the joint venture and will continue to operate and manage the hotel. The Westin Columbus is a AAA four-diamond full-service historic hotel that currently includes 186 rooms and suites and offers more than 12,000 square feet of meeting, banquet and ballroom space, a restaurant and a cocktail lounge. The hotel is located in the heart of the downtown business district and is connected to the Southern Theatre, a historically restored performing arts theater. This property will undergo a substantial renovation during our fiscal 2008.

        In fiscal 2007, we also signed agreements to operate four additional properties for other owners. We now manage Brynwood Country Club in Milwaukee, Wisconsin. Brynwood has an 18-hole golf course, four tennis courts, a fitness center, swimming pool and banquet facilities. We also now manage Resort Suites, a four-star destination resort in Scottsdale, Arizona, offering 483 suites, four swimming pools, three whirlpools, a fitness center, a 24-hour concierge and 7,600 square feet of meeting space. Plans for renovations of and modifications to this property are under development. In February 2007, we signed an agreement to manage the Sheraton Clayton Plaza Hotel in St. Louis, Missouri, which offers 257 rooms and suites, an indoor swimming pool, a fitness facility, and a business center. The hotel will undergo a multi-million dollar renovation beginning later in 2007. Finally, we were selected to manage an under-construction Hilton Hotel in Bloomington, Minnesota. The hotel, scheduled to open in January of 2008, will offer 256 rooms, an indoor swimming pool, a club level, a fitness center, a business center and 9,100 square feet of meeting space.

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

Employees

        As of the end of fiscal 2007, we had approximately 6,800 employees, approximately one-half of whom were employed on a part-time basis. A number of our (1) hotel employees at the Crowne Plaza Northstar in Minneapolis, Minnesota are covered by a collective bargaining agreement that expires on April 30, 2010; (2) operating engineers in the Hilton Milwaukee City Center and Pfister Hotel are covered by collective bargaining agreements that expired on December 31, 2006 and April 30, 2007, respectively, and have been extended on a day-to-day basis during on-going negotiations; (3) a number of our hotel employees in the Hilton Milwaukee City Center and the Pfister Hotel are covered by a collective bargaining agreement that expires on June 15, 2009; (4) painters in the Hilton Milwaukee City Center and the Pfister Hotel are covered by a collective bargaining agreement that expires on May 31, 2008; (5) projectionists at a Chicago, Illinois theatre that we manage for a third party are covered by a collective bargaining agreement that expires on October 20, 2008; (6) projectionists at other Chicago locations are covered by a collective bargaining agreement that expires on December 31, 2008; (7) projectionists in Madison, Wisconsin are covered by a collective bargaining agreement that expires on April 2, 2008; (8) projectionists in Milwaukee, Wisconsin are covered by a collective bargaining agreement that expires on May 30, 2008; (9) a number of hotel employees at the Sheraton Clayton Plaza Hotel that we manage for a third party are covered by a collective bargaining agreement that expires on December 14, 2009; (10) operating engineers at the Sheraton Clayton Plaza Hotel are covered by a collective bargaining agreement that expires on November 30, 2009; and (11) painters at the Sheraton Clayton Plaza Hotel are covered by a collective bargaining agreement that expires on August 31, 2010.

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

Our Properties are Subject to Risks Relating to Acts of God, Terrorist Activity and War and Any Such Event May Adversely Affect our Financial Results.

        Acts of God, natural disasters, war (including the potential for war), terrorist activity (including threats of terrorist activity), epidemics (such as SARs and bird flu), travel-related accidents, as well as political unrest and other forms of civil strife and geopolitical uncertainty may adversely affect the lodging and movie exhibition industries and our results of operations. Terrorism incidents, such as the events of September 11, 2001, and wars, such as the Iraq war, significantly impact business and leisure travel and consequently demand for hotel rooms. In addition, inadequate preparedness, contingency planning, insurance coverage or recovery capability in relation to a major incident or crisis may prevent operational continuity and consequently impact the reputation of our businesses.

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

        We own the real estate of a substantial portion of our facilities, including, as of May 31, 2007, the Pfister Hotel, the Hilton Milwaukee City Center, the Hilton Madison at Monona Terrace, the Grand Geneva Resort & Spa, the Hotel Phillips, the InterContinental Milwaukee, the Skirvin Hilton and the majority of our theatres. We lease the remainder of our facilities. As of May 31, 2007, we also managed twelve hotels, resorts and other properties and two theatres that are owned by third parties. Additionally, we own properties acquired for the future construction and operation of new facilities. All of our properties are suitably maintained and adequately utilized to cover the respective business segment served.

        Our owned, leased and managed properties are summarized, as of May 31, 2007, in the following table:

Business Segment	Total Number of Facilities in Operation	Owned(1)	Leased from Unrelated Parties(2)	Managed for Related Parties	Managed for Unrelated Parties(2)
Theatres:
Movie Theatres	50	40	8	0	2
Family Entertainment Center	1	1	0	0	0

Hotels and Resorts:
Hotels	16	6	1	2	7
Resorts	2	1	0	0	1
Other Properties	2	0	0	0	2

Limited-Service Lodging:
Baymont Inns & Suites	2	0	0	2	0

Total	73	48	9	4	12

(1)	Five of the movie theatres are on land leased from unrelated parties.
(2)	The eight theatres leased from unrelated parties have 66 screens and the two theatres managed for unrelated parties have 20 screens.

        Certain of the above individual properties or facilities are subject to purchase money or construction mortgages or commercial lease financing arrangements, but we do not consider these encumbrances, individually or in the aggregate, to be material.

        Over 90% of our operating property leases expire on various dates after the end of fiscal 2008 (assuming we exercise all of our renewal and extension options).

Item 3.	Legal Proceedings.

        We do not believe that any pending legal proceedings involving us are material to our business. No legal proceeding required to be disclosed under this item was terminated during the fourth quarter of fiscal 2007.

Item 4.	Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2007.

EXECUTIVE OFFICERS OF COMPANY

        Each of our executive officers is identified below together with information about each officer’s age, position and employment history for at least the past five years:

Name	Position	Age
Stephen H. Marcus	Chairman of the Board, President and Chief Executive Officer	72
Bruce J. Olson	Senior Vice President and President of Marcus Theatres Corporation	57
Thomas F. Kissinger	Vice President, General Counsel and Secretary	47
Douglas A. Neis	Chief Financial Officer and Treasurer	48
William J. Otto	President and Chief Operating Officer of Marcus Hotels, Inc.	51
Gregory S. Marcus	Senior Vice President - Corporate Development	42

        Stephen H. Marcus has been our Chairman of the Board since December 1991 and our President and Chief Executive Officer since December 1988. Mr. Marcus has worked at the Company for 45 years.

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

PART II

Item 5.	Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities.

(a)	Stock Performance Graph

        The following information under the caption “Stock Performance Graph” in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed”” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities and Exchange Act of 1934 and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

        Set forth below is a graph comparing the annual percentage change during our last five fiscal years in our cumulative total shareholder return (stock price appreciation on a dividend reinvested basis) of our Common Shares, compared to: (1) the cumulative total return of a composite peer group index selected by us and (2) companies included in the Russell 2000 Index. The composite peer group index is comprised of a hotels and resorts index we selected that includes Choice Hotels International, Inc., Four Seasons Hotels Inc., John Q. Hammons Hotels Inc., Lodgian Inc., Orient Express Hotels, Ltd., Sonesta International Hotels Corp. and Red Lions Corporation (formerly WestCoast Hospitality Corp.) (weighted 50%) and a theatre index we selected that includes Regal Cinemas (weighted 50%). Loews Cineplex Entertainment Corp., which was previously included in our peer group for the theatre index, was acquired by a private company and no longer has a class of stock that is publicly traded. As a result, Loews Cineplex is no longer included in our peer group for the theatre index. Additionally, John Q. Hammons, which was taken private, is reflected only through September 18, 2005.

        The indices within the composite peer group index are weighted to approximate the relative revenue contributions of each of our continuing business segments to our total revenues in our fiscal 2007. The shareholder returns of the companies included in the hotels and resorts index and theatre index are weighted based on each company’s relative market capitalization as of the beginning of the presented periods.

Comparative Indexed Prices

From May 31, 2002 to May 31, 2007

Source: FactSet Data Systems, Inc.

	5/31/02	5/31/03	5/31/04	5/31/05	5/31/06	5/31/07
The Marcus Corporation	$100	$97	$115	$158	$181	$244
Composite Peer Group Index (1)	100	90	126	168	192	236
Russell 2000 Index	100	90	117	127	148	174

(1)	Weighted 50.0% for the Company-selected Hotels & Resorts Index and 50.0% for the Company-selected Theatre Index.

(b)	Market Information

        Our Common Stock, $1 par value, is listed and traded on the New York Stock Exchange under the ticker symbol “MCS.” Our Class B Common Stock, $1 par value, is neither listed nor traded on any exchange. During the first and second quarters of fiscal 2006, we paid a dividend of $0.055 per share of our Common Stock and $0.05 per share of our Class B Common Stock. During the third and fourth quarters of fiscal 2006, and the first and second quarters of fiscal 2007, we paid a dividend of $0.075 per share of our Common Stock and $0.06818 per share of our Class B Common Stock. During the third and fourth quarters of fiscal 2007, we paid a dividend of $0.085 per share of our Common Stock and $0.07727 per share of our Class B Common Stock. The following table lists the high and low sale prices of our Common Stock for the periods indicated.

Fiscal 2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$21.68	$26.10	$26.31	$24.17
Low	$17.15	$19.30	$22.52	$20.18

Fiscal 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$15.73	$18.34	$18.95	$19.99
Low	$12.18	$11.35	$14.05	$15.20

        On August 6, 2007, there were 2,185 shareholders of record of our Common Stock and 51 shareholders of record of our Class B Common Stock.

(c)	Stock Repurchases

        As of May 31, 2007, our Board of Directors had authorized the repurchase of up to 4.7 million shares of our outstanding Common Stock. Pursuant to this board authorization, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. Pursuant to this board authorization, we have repurchased approximately 3.6 million shares of Common Stock as of May 31, 2007. This board authorization does not have an expiration date.

        The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were made in the open market and pursuant to the publicly announced repurchase authorization described above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
February 23 - March 22	--	--	--	1,307,357
March 23 - April 22	35,900	$21.87	35,900	1,271,457
April 23 - May 31	124,031	21.95	124,031	1,147,426

Total	159,931	$21.94	159,931	1,147,426

Item 6.	Selected Financial Data.

Five-Year Financial Summary

	2007	2006	2005	2004	2003
Operating Results
(in thousands)
Revenues(1)	$327,631	289,244	267,058	269,221	255,414
Earnings from continuing operations(1)	$33,927	22,468	19,578	18,562	14,851
Net earnings	$33,297	28,271	99,221	24,611	20,556

Common Stock Data(2)
Earnings per common share -
continuing operations(1)	$1.10	.73	.64	.62	.50
Net earnings per common share	$1.08	.91	3.25	.82	.70
Cash dividends per common share(3)	$.32	7.26	.22	.22	.22
Weighted average shares outstanding
(in thousands)	30,807	30,939	30,526	29,850	29,549
Book value per share	$10.51	9.87	16.27	13.20	12.54

Financial Position
(in thousands)
Total assets	$698,383	587,234	787,499	749,811	755,457
Long-term debt(4)	$199,425	123,110	170,888	207,282	203,307
Shareholders’ equity	$319,509	301,323	493,661	393,723	369,900
Capital expenditures and acquisitions	$186,752	75,532	63,431	50,915	26,004

Financial Ratios
Current ratio(4)	.47	.73	4.18	2.96	.40
Debt/capitalization ratio(4)	.45	.37	.28	.37	.43
Return on average shareholders’ equity	10.7%	7.1%	22.4%	6.4%	5.7%

(1)	Restated to present limited-service lodging, the Miramonte Resort and Marcus Vacation Club as discontinued operations.
(2)	All per share and shares outstanding data is on a diluted basis. Earnings per share data is calculated on our Common Stock using the two-class method.
(3)	Includes $7.00 per share special dividend paid during fiscal 2006.
(4)	2003 has not been restated to reflect the limited-service lodging division, Miramonte and Marcus Vacation Club as discontinued.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General

        We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2007 was a 53-week year and fiscal 2006 and 2005 were 52-week years. Fiscal 2008 will be a 52-week year.

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

        During the second quarter of fiscal 2007, we acquired the ownership interest of a partner in our Las Vegas Platinum Hotel joint venture, increasing our ownership of the property’s public space to 90%. The total purchase price was $10.0 million, including approximately $6.2 million of prepaid development fees. As a result of this transaction, effective October 31, 2006, the assets and liabilities of the Platinum Hotel, as well as the results of its operations, are now reported in our consolidated results. Prior to October 31, the joint venture was accounted for using the equity method of accounting. We acquired the remaining 10% of this joint venture during the second half of fiscal 2007 for $1.0 million.

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

Consolidated Financial Comparisons

        The following table sets forth revenues, operating income, other income (expense), earnings from continuing operations, earnings (losses) from discontinued operations, net earnings and earnings per share for the past three fiscal years (in millions, except for per share and percentage change data):

			Change F07 v. F06			Change F06 v. F05
	2007	2006	Amt.	Pct.	2005	Amt.	Pct.
Revenues	$327.6	$289.2	$38.4	13.3%	$267.1	$22.1	8.3%
Operating income	41.1	39.5	1.6	4.0%	38.9	0.6	1.6%
Other income (expense)	2.4	(6.7)	9.1	135.5%	(7.6)	0.9	12.3%
Earnings from
continuing operations	33.9	22.5	11.4	51.0%	19.6	2.9	14.8%
Earnings (losses) from
discontinued operations	(0.6)	5.8	(6.4)	-110.9%	79.6	(73.8)	-92.7%
Net earnings	33.3	28.3	5.0	17.8%	99.2	(70.9)	-71.5%
Earnings per common share -
Diluted:
Continuing operations	$1.10	$.73	$.37	50.7%	$.64	$.09	14.1%
Net earnings per common share	1.08	.91	.17	18.7%	3.25	(2.34)	-72.0%

Fiscal 2007 versus Fiscal 2006

        An increase in revenues and operating income from both our theatre division and our hotels and resorts division contributed to our improved operating results during fiscal 2007 compared to the prior year. Theatre division operating results were favorably impacted by new screens and a stronger slate of movies during our fiscal first and fourth quarters compared to the same quarters last year. Operating results from our hotels and resorts division increased slightly during fiscal 2007 compared to the prior year despite significant preopening and start-up operating losses related to several of our new hotels. Our additional 53rd week of operations benefited both of our operating divisions and contributed approximately $9.5 million in revenues and $2.9 million in operating income to our fourth quarter and fiscal 2007 results.

        Increased gains on disposition of property, equipment and other assets, reduced interest expense and equity losses from unconsolidated joint ventures and a significantly lower income tax rate contributed to a significant increase in earnings from continuing operations during fiscal 2007, offsetting reduced investment income. Our overall net earnings increased during fiscal 2007 compared to the prior year despite last year’s gains on the disposition of the previously noted discontinued operations.

        We recognized investment income of $3.1 million during fiscal 2007, representing a decrease of $4.8 million, or 60.4%, compared to investment income of $7.9 million during the prior year. Investment income includes interest earned on cash, cash equivalents, cash held by intermediaries and notes receivable, including notes related to prior sales of timeshare units in our hotels and resorts division. Our fiscal 2007 cash balances were substantially lower than the prior year due to the impact of our $214.6 million special dividend paid on February 24, 2006, the first day of our fiscal 2006 fourth quarter, resulting in reduced investment income during fiscal 2007 compared to the prior year. Due to our expectations that our notes receivable from timeshare sales will continue to decline (we are no longer selling timeshare units and our current notes are being paid off over time) and our average cash balances during fiscal 2008 will likely be less than fiscal 2007, we expect our fiscal 2008 investment income to be less than fiscal 2007. Our cash and cash equivalents totaled $12.0 million at the end of our fiscal year, compared to $34.5 million at the end of fiscal 2006. The majority of our cash was invested in federal tax-exempt short-term financial instruments during the year.

        Our interest expense totaled $13.9 million for fiscal 2007, representing a decrease of approximately $500,000, or 3.3%, compared to fiscal 2006 interest expense of $14.4 million. The decrease in interest expense was primarily the result of making scheduled payments on our long-term debt during the year. We expect our interest expense may increase by approximately $2.5-$3.0 million during fiscal 2008 as a result of increased net borrowings related to our fiscal 2007 fourth quarter theatre acquisition. Current maturities of long-term debt on our balance sheet as of May 31, 2007 included a $25.5 million mortgage note related to our Chicago hotel with a maturity date in December 2007. We currently anticipate extending the maturity date of this note, which would result in the majority of this amount being reclassified as long-term debt.

        Our continuing operations recognized net gains on disposition of property, equipment and other assets of $14.5 million during fiscal 2007, compared to similar gains from continuing operations of $1.7 million during fiscal 2006. The fiscal 2007 gains included gains related to the sale of four former restaurant properties, several parcels of land and the Westin Columbus hotel (to a joint venture in which we retained a minority interest). We also reported a significant gain of approximately $5.1 million during fiscal 2007 related to the sale of a theatre in Waukesha, Wisconsin, that was replaced by a new theatre in nearby Brookfield, Wisconsin. The timing of our periodic sales of property and equipment results in variations in the gains or losses that we report on disposition of property and equipment each year. We anticipate periodic additional sales of non-core property and equipment with the potential for additional disposition gains during fiscal 2008, including the potential for another significant gain from the intended sale of a valuable theatre parcel in Brookfield, Wisconsin that was also replaced by our new theatre.

        Our fiscal 2007 gains on disposition of property, equipment and other assets also included a gain of approximately $5.9 million related to the sale of condominium units at our Las Vegas Platinum Hotel. As of May 31, 2007, we closed on sales of approximately 93% of the 255 available condominium units, with the majority of the remaining unit sales expected to close during fiscal 2008. We currently anticipate reporting a total gain on disposition of these assets of approximately $6.4 million after all condominium sales have been completed.

        As noted earlier in this discussion, as a result of acquiring an additional equity interest in Platinum Condominium Development, LLC, the joint venture that developed our luxury condominium hotel in Las Vegas, Nevada, on October 31, 2006, results from our Platinum Hotel venture are now included in our consolidated financial statements and are no longer included in net equity losses from unconsolidated joint ventures. We reported net equity losses from unconsolidated joint ventures of approximately $1.4 million during fiscal 2007 compared to $1.9 million during the prior year. Losses during both years were primarily the result of preopening costs from our previous 50% ownership interest in the Platinum Hotel joint venture. These losses will not be repeated during fiscal 2008. During our fiscal 2007 fourth quarter, we made investments in two hotel joint ventures that are accounted for under the equity method and may result in equity earnings or losses during fiscal 2008.

        We reported income tax expense on continuing operations for fiscal 2007 of $9.6 million, a decrease of approximately $800,000, or 8.1%, compared to fiscal 2006. Our effective income tax rate for continuing operations during fiscal 2007 was 22.0%, significantly lower than our fiscal 2006 effective rate of 31.7% and our historical 39-40% range. This was primarily due to investments in federal tax-exempt short-term financial instruments and, more significantly, due to the impact of federal and state historic tax credits generated upon the opening of our Oklahoma City Skirvin Hilton hotel project. These historic tax credits reduced our fiscal 2007 income tax expense by approximately $7.8 million. We currently anticipate that our fiscal 2008 effective income tax rate will return to our historical range.

        Net earnings during fiscal 2007 included an after-tax loss from discontinued operations of $500,000, compared to an after-tax loss from discontinued operations of $1.9 million during the prior year. Net earnings for fiscal 2007 and 2006 also included after-tax gains (losses) on sale of discontinued operations of approximately $(100,000) and $7.7 million, respectively. A detailed discussion of these items is included in the Discontinued Operations section. Weighted-average shares outstanding were 30.8 million during fiscal 2007 and 30.9 million during fiscal 2006. All per share data is presented on a diluted basis.

Fiscal 2006 versus Fiscal 2005

        An increase in revenues and operating income from our hotels and resorts division during fiscal 2006 offset a decrease in revenues and operating income from our theatre division compared to the prior year. Operating results from our hotels and resorts division benefited from the addition of two new hotels as well as improved performance from our existing properties, partially offset by combined start-up and pre-opening costs associated with ongoing development projects. Theatre division operating results were negatively impacted by a particularly weak first quarter slate of movies compared to the prior year, as the division’s operating results during the last three quarters of fiscal 2006 improved slightly compared to the last three quarters of fiscal 2005. Increased investment income and reduced interest expense contributed to an overall increase in earnings from continuing operations during fiscal 2006, offsetting reduced gains on disposition of property and equipment and increased equity losses from unconsolidated joint ventures. Our overall net earnings decreased significantly during fiscal 2006 due to the prior year’s significant gains on the disposition of the previously noted discontinued operations.

        We recognized investment income of $7.9 million during fiscal 2006, representing an increase of $1.7 million, or 27.1%, compared to investment income of $6.2 million during the prior year. Our fiscal 2006 increase in investment income was the result of interest earned on proceeds received from the sale of our limited-service lodging division in September 2004. Our cash and cash equivalents totaled $34.5 million at the end of our fiscal year, but was as high as $292.7 million as of the end of our fiscal 2006 third quarter. The majority of our cash was invested in federal tax-exempt short-term financial instruments.

        We paid a special cash dividend of $7.00 per share on February 24, 2006, the first day of our fiscal 2006 fourth quarter. The special dividend returned to our shareholders approximately $214.6 million of the proceeds received from the sale of the limited-service lodging division. As a result, our investment income was reduced in our fiscal 2006 fourth quarter. We also increased our regular quarterly dividend by 36% to $.075 per share of common stock.

        Our interest expense totaled $14.4 million for fiscal 2006, representing a decrease of $500,000, or 3.2%, compared to fiscal 2005 interest expense of $14.9 million. The decrease in interest expense was primarily the result of making scheduled payments on our long-term debt during the year.

        Our continuing operations recognized net gains on disposition of property, equipment and other assets of $1.7 million during fiscal 2006, compared to similar gains from continuing operations of $2.2 million during fiscal 2005. The fiscal 2006 net gain was primarily the result of our first quarter sales of a theatre outlot and real estate development in Appleton, Wisconsin and a strip shopping center developed by a joint venture on land adjacent to our theatre in Delafield, Wisconsin. These gains were partially offset by fourth quarter losses related to the closing of a restaurant in our Pfister Hotel and the replacement of certain hotel assets.

        During fiscal 2006, we reported net equity losses from unconsolidated joint ventures of $1.9 million, compared to net equity losses of $1.1 million during the prior fiscal year. Losses during fiscal 2006 were primarily the result of pre-opening costs from our then 50% ownership interest in Platinum Condominium Development, LLC, which developed a luxury condominium hotel in Las Vegas, Nevada, and operating losses from our former minority ownership interest in Cinema Screen Media, a cinema advertising company that provided pre-show entertainment on our screens.

        We reported income tax expense on continuing operations for fiscal 2006 of $10.4 million, a decrease of $1.3 million, or 11.3%, compared to fiscal 2005. Our effective income tax rate for continuing operations during fiscal 2006 was 31.7%, significantly lower than our fiscal 2005 effective rate of 37.5%. This was primarily due to the previously described investments in federal tax-exempt short-term financial instruments.

        Net earnings during fiscal 2006 included an after-tax loss from discontinued operations of $1.9 million, compared to after-tax income from discontinued operations of $1.3 million during the prior year. Net earnings for fiscal 2006 and 2005 also included after-tax gains on sale of discontinued operations of $7.7 million and $78.3 million, respectively. A detailed discussion of these items is included in the Discontinued Operations section. Weighted-average shares outstanding were 30.9 million during fiscal 2006 and 30.5 million during fiscal 2005.

Current Plans

        Our aggregate capital expenditures, acquisitions and purchases of interests in joint ventures were approximately $198 million during fiscal 2007 compared to $77 million and $68 million during the prior two years, respectively. We currently anticipate that our fiscal 2008 capital expenditures, including potential purchases of interests in joint ventures (but excluding any potential acquisitions) may be in the $60-$80 million range. We will, however, continue to monitor our operating results and economic and industry conditions so that we respond appropriately.

        Our current strategic plans may include the following goals and strategies:

•	After opening three new theatres during fiscal 2007 (including our prototype “Majestic” theatre in Brookfield, Wisconsin) and acquiring 11 theatres and 122 screens in adjacent markets, our current plans for growth in our theatre division include a modest number of screen additions, including three more of our successful 72-foot wide UltraScreens® at existing locations (we currently have 10 of these very popular screens). We will also continue to review opportunities for building additional new locations and we will continue to consider additional potential acquisitions as opportunities arise. We also currently anticipate allocating part of our capital budget in the future to further enhance our food and beverage opportunities within our existing theatres. Our newly opened 16-screen Majestic theatre was built with two cafes – one serving branded pizza and another serving branded coffee, ice cream and chocolates –as well as a separate lounge that serves alcoholic beverages. The theatre also includes two UltraScreens and a multi-use auditorium called the AT&T Palladium, fully equipped for live performances, meetings, broadcast concerts and sporting events and regular screenings of first-run movies, with an attached kitchen from which we offer a full menu. Our goal was to introduce an entertainment destination that would further define and enhance the customer value proposition for movie-going in the future. The initial response to the Majestic has been extremely positive and we are currently exploring opportunities to duplicate and/or expand on these food and beverage strategies in several of our existing theatres. In order to maintain and enhance the value of our existing theatre assets, we also began work during fiscal 2004 on a program we call Project 2010, a major initiative that is focused on upgrading and remodeling up to approximately 28 of our theatres over the next several years. Each of these updated theatres will feature enhanced art deco facades and luxurious interior design packages that include remodeled lobbies, entries and concession areas equipped with self-serve soft drinks. Eighteen theatres have already been upgraded, with up to five additional theatres scheduled for upgrade during fiscal 2008. In order to accomplish the strategies noted above, we currently anticipate that our fiscal 2008 capital expenditures in this division may be approximately $25-$35 million, excluding any acquisitions.

•	In addition to strategies that will attempt to further expand ancillary theatre revenues, such as pre-show and lobby advertising and additional corporate and group sales, sponsorships and alternate auditorium uses, we are also preparing for the anticipated introduction of digital projection technology in our theatres. We continue to test digital cinema hardware and software and expect to expand our testing to include digital 3D technology, which many in our industry believe may have a significant positive impact on future movie-going. Once we have completed testing and are satisfied that a suitable financing methodology has been determined (all film studios have generally committed to participating in the financing of this new technology implementation), we anticipate a broader roll-out of digital cinema into our theatres. Our potential goals include delivering an improved film presentation to our guests, increasing our scheduling flexibility, as well as maximizing the opportunities for alternate programming that may be available to us with this technology.

•	Our hotels and resorts division is on its way to reaching its previously stated goal of increasing the number of rooms either managed or owned to up to approximately 6,000 rooms within the next 12 to 18 months. We added nearly 1,600 rooms to our portfolio during fiscal 2007, with the opening of the company-owned Skirvin Hilton in Oklahoma City, Oklahoma and the addition of six new management contracts. An additional 256-room hotel that will be managed by the division is currently under construction and will open during fiscal 2008. We have sought to develop strategic relationships with private equity owners of hotels and during fiscal 2007, we were successful in obtaining management contracts for two properties owned by affiliates of Goldman Sachs and two properties owned by affiliates of Waterton Commercial, a Chicago-based real estate company. We continue to pursue additional growth opportunities, with an emphasis on management contracts for other owners. A number of the projects that we are currently exploring may also include some small equity investments. We have a 15% equity interest in both of the aforementioned properties managed for Waterton. In one case, we sold a company-owned hotel (the Columbus Westin) to a joint venture formed with Waterton.

•	Our plans for our hotels and resorts division also include continued reinvestment in our existing properties in order to maintain and increase their value. During fiscal 2007, we renovated and repositioned the Wyndham Milwaukee City Center and converted it to the luxury InterContinental brand. We also completed a 12,000 square foot conference center expansion at our Grand Geneva Resort and added a new spa and featured restaurant at our flagship Pfister Hotel. Our fiscal 2008 plans include a parking garage restoration and guest room and meeting space renovation at the Pfister Hotel, as well as a guest room renovation and pool and spa update at our Grand Geneva Resort. Our fiscal 2008 hotels and resorts capital expenditures for these and other projects, including possible equity investments in new projects, may be approximately $35 to $45 million. We expect these aforementioned development projects and investments in existing assets, plus anticipated improvements at our core properties, to provide potential earnings growth opportunities during fiscal 2008 and beyond.

•	In addition to operational and growth strategies in our operating divisions, we continue to seek additional opportunities to enhance shareholder value, including strategies related to dividend policy, share repurchases and asset divestitures. During fiscal 2006, we returned a substantial portion of the proceeds from the sale of our limited-service lodging division to our shareholders in the form of a $7.00 per share special dividend. We also increased our regular quarterly dividend by 36% to $.075 per share of common stock in fiscal 2006 and by another 13% to $.085 per share during fiscal 2007. During fiscal 2007 and 2006, we repurchased approximately 411,000 and 313,000 shares, respectively, of our common stock in conjunction with the exercise of stock options and the purchase of shares in the open market under an existing board authorization. Early in our fiscal 2007 first quarter, we sold our remaining inventory of real estate and development costs associated with our vacation ownership development adjacent to the Grand Geneva Resort at a small gain, exiting a business that had contributed operating losses during each of the last two years. We will also continue to evaluate opportunities to sell real estate when appropriate, benefiting from the underlying value of our real estate assets. In addition to the previously mentioned potential sale of another valuable former theatre parcel in Brookfield, Wisconsin, we will evaluate opportunities to sell additional out-parcels at our new theatre developments in Green Bay and Sturtevant, Wisconsin in addition to other non-operating, non-performing real estate in our portfolio.

        The actual number, mix and timing of potential future new facilities and expansions and/or divestitures will depend, in large part, on industry and economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the potential availability of attractive acquisition and investment opportunities. It is likely that our growth goals will continue to evolve and change in response to these and other factors, and there can be no assurance that these current goals will be achieved. Each of our goals and strategies are subject to the various risk factors discussed earlier in our Form 10-K.

Theatres

        Our oldest and most profitable division is our theatre division. The theatre division contributed 47.8% of our consolidated revenues from continuing operations and 68.6% of our consolidated operating income, excluding corporate items, during fiscal 2007. The theatre division operates motion picture theatres in Wisconsin, Illinois, Ohio, Minnesota, Iowa and North Dakota and a family entertainment center in Wisconsin. The following tables set forth revenues, operating income, operating margin, screens and theatre locations for the last three fiscal years:

			Change F07 v. F06			Change F06 v. F05
	2007	2006	Amt.	Pct.	2005	Amt.	Pct.
	(in millions, except percentages)
Revenues	$156.5	$146.0	$10.5	7.2%	$149.1	$(3.1)	-2.1%
Operating income	34.6	32.5	2.1	6.4%	34.8	(2.3)	-6.6%
Operating margin	22.1%	22.2%			23.3%

Number of screens and locations at fiscal year-end(1)(2)	2007	2006	2005
Theatre screens	608	504	504
Theatre locations	50	45	45

Average screens per location	12.2	11.2	11.2

(1)	Includes 20 screens at two locations managed for other owners in 2007 and 40 screens at four locations in 2006 and 2005.
(2)	Includes 23 budget screens at four locations in 2007, 20 budget screens at four locations in 2006 and 15 budget screens at three locations in 2005. Compared to first-run theatres, budget theatres generally have lower box office revenues and associated film costs, but higher concession sales as a percentage of box office revenues.

        The following table further breaks down the components of revenues for the theatre division for the last three fiscal years:

			Change F07 v. F06			Change F06 v. F05
	2007	2006	Amt.	Pct.	2005	Amt.	Pct.
	(in millions, except percentages)
Box office revenues	$98.2	$93.4	$4.8	5.1%	$96.2	$(2.8)	-2.8%
Concession revenues	49.0	45.5	3.5	7.7%	45.8	(0.3)	-0.6%
Other revenues	9.3	7.1	2.2	30.9%	7.1	--	--

Total revenues	$156.5	$146.0	$10.5	7.2%	$149.1	$(3.1)	-2.1%

Fiscal 2007 versus Fiscal 2006

        The increase in theatre division revenues and operating income during fiscal 2007 compared to the prior year was due to a strong film slate during our fiscal first and fourth quarters, new screens added during the year and the additional week of operations included in our fiscal 2007 results. The additional week of operations, which included the traditionally strong Memorial Day holiday weekend, contributed approximately $5.3 million and $2.1 million, respectively, to our theatre division revenues and operating income during fiscal 2007, excluding the theatres acquired during our fiscal 2007 fourth quarter.

        On April 19, 2007, we acquired 11 owned and/or leased movie theatres with 122 screens in Minnesota, Wisconsin, North Dakota and Iowa from Cinema Entertainment Corporation (CEC) and related parties for a purchase price of approximately $75.7 million. The assets purchased consisted primarily of land, buildings, leasehold improvements, equipment and goodwill and the transaction was funded by using available cash-on-hand and drawing from our current credit facility. We expect that the acquisition will be accretive to both fiscal 2008 earnings and cash flow. The CEC theatres contributed approximately $3.5 million and $650,000, respectively, to our theatre division revenues and operating income for the six weeks that we owned them during fiscal 2007, including the additional week of operations during our fiscal year.

        Total theatre attendance increased 5.0% during fiscal 2007 compared to the prior year. Fiscal 2007 attendance at our comparable theatres increased approximately 1.3%, including the additional week of operations, but decreased approximately 1.7% excluding the additional week, compared to the prior year. As noted earlier, a stronger slate of movies during our fiscal 2007 first and fourth quarters offset a weaker fall and holiday period film line-up. A particularly strong May 2007 that included the opening of three blockbuster film sequels to the Spider-Man, Shrek and Pirates of the Caribbean movie franchises contributed to very strong fourth quarter theatre operating results.

        Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control. Excluding a relatively small number of changes in the number of competitive screens in our markets, we believe that the most significant factor contributing to variations in attendance during fiscal 2007 was the quantity and quality of film product released during the respective quarters compared to the films released during the same quarters last year. Additional factors that are difficult to measure but which may have had some continuing impact on attendance during fiscal 2007 include piracy and the ongoing impact of DVDs and home entertainment options on consumer spending choices. Increased average ticket prices can favorably impact box office revenues, but during fiscal 2007, our average ticket price only increased 0.2% compared to the prior year, attributable primarily to selected regional price promotions and film product mix.

        Consistent with prior years in which blockbusters accounted for a significant portion of our total box office, our top 15 performing films accounted for 36% of our fiscal 2007 and 2006 box office receipts. Three fiscal 2007 films produced box office receipts in excess of $3 million for our circuit, compared to two films that reached that amount for us during the prior year. The following five fiscal 2007 films accounted for over 17% of our total box office and produced the most box office receipts for our circuit: Pirates of the Caribbean: Dead Man’s Chest, Spider-Man 3, Night at the Museum, Shrek the Third and Cars. The quantity of films shown in our theatres increased during fiscal 2007, primarily due to an increase in film distributors and independent films. We played 214 films at our theatres during fiscal 2007 compared to 189 during fiscal 2006. Based upon projected film availability, we are currently estimating that we will show a similar number of films on our screens during fiscal 2008 as we did during fiscal 2007. Generally, an increase in the quantity of films increases the potential for more blockbusters in any given year.

        Our average concession sales per person increased 2.4% during fiscal 2007 compared to the prior year. Pricing and film product mix are the two primary factors that impact our average ticket price and concession sales per person. For example, on average, films that appeal to families and teenagers generally produce better than average concession sales but a lower average ticket price compared to more adult-orientated film product. During fiscal 2007, our average concession sales per person during our fiscal 2007 third quarter only increased 0.7% compared to the same period last year when our top films included Harry Potter, King Kong and Chronicles of Narnia, all of which generally attracted a younger audience.

        Our theatre division’s operating margin decreased slightly to 22.1% during fiscal 2007, compared to 22.2% in fiscal 2006, due in part to the impact of approximately $800,000 of preopening expenses related primarily to the opening of our Majestic theatre. In addition, our fiscal 2007 operating margin was negatively impacted by increased film rental costs, due primarily to the fact that our top films (which historically have higher film rental costs as a percentage of revenues) represented a higher percentage of our total box office during fiscal 2007. Other revenues, which include management fees, pre-show advertising income and family entertainment center revenues, increased during fiscal 2007 compared to the prior year, favorably impacting our operating margin. Increased pre-show and lobby advertising income, which included a final payment from our former screen advertising partner, Cinema Screen Media, and a one-time fee associated with the termination of our management contract for three theatres in Chicago, Illinois contributed to the increase in other revenues. We hope to increase our operating margins in our theatre division during fiscal 2008 by reducing our film costs, increasing our ancillary revenues and increasing our food and beverage revenues.

        We opened three new locations with 41 screens during fiscal 2007. A new 13-screen theatre, which includes an UltraScreen®, opened in November 2006 in Sturtevant, Wisconsin and replaced an existing five-screen owned theatre in Racine, Wisconsin that we closed in late September and an 8-screen leased theatre in Racine that we converted to a budget-oriented theatre. We also opened a new 12-screen theatre in November 2006 in Green Bay, Wisconsin which replaced an 8-screen leased theatre that we closed in the same market. In May 2007, we opened the previously described 16-screen Majestic theatre in Brookfield, Wisconsin, replacing two nearby theatres that had 17 screens. We also closed a 3-screen theatre in Milwaukee, Wisconsin, a single screen theatre in Cedarburg, Wisconsin and a 5-screen theatre in Madison, Wisconsin during fiscal 2007 with minimal impact on our fiscal 2007 operating results. The impact of the new theatres on fiscal 2007 operating results was also not significant, due to the timing of the openings in the fiscal year and the fact that the first year includes preopening expenses. We expect all three new theatres to favorably impact fiscal 2008 operating results. We have identified two other theatres with 12 screens that we may close during the next year with minimal impact on operating results.

        Box office receipts during the summer to-date for comparable theatres have essentially matched last year’s strong summer results, despite the fact that our fiscal 2008 first quarter does not include the Memorial Day weekend. Strong performances from films such as Pirates of the Caribbean: At World’s End, Fantastic 4: Rise of the Silver Surfer, Ratatouille, Transformers, Harry Potter and the Order of the Phoenix, The Simpsons Movie and The Bourne Ultimatum have contributed to our early fiscal 2008 results.

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

        Consistent with prior years in which blockbusters accounted for a significant portion of our total box office, our top 15 performing films accounted for 36% of our fiscal 2006 and 2005 box office receipts. Only two fiscal 2006 films produced box office receipts in excess of $3 million for our circuit, compared to five films that reached that amount for us during the prior year. The following five fiscal 2006 films accounted for over 15% of our total box office and produced the most box office receipts for our circuit: Harry Potter and the Goblet of Fire, Chronicles of Narnia: The Lion, The Witch and The Wardrobe, War of the Worlds, Star Wars: Episode III – Revenge of the Sith and Wedding Crashers. The quantity of films remained fairly constant during fiscal 2006. We played 189 films at our theatres during fiscal 2006 compared to 188 during fiscal 2005.

        Our theatre division’s operating margin decreased to 22.2% during fiscal 2006, compared to 23.3% in fiscal 2005, due in part to the impact of our fixed expenses on our decreased box office receipts. In addition, our fiscal 2006 operating margin was negatively impacted by a one-time charge of approximately $500,000 related to a minor restructuring of our administrative and theatre supervision organization and a one-time impairment charge of approximately $500,000 related to theatres scheduled to close during fiscal 2007. Our overall concession costs and film rental costs as a percentage of revenues decreased during fiscal 2006. Other revenues remained unchanged compared to the prior year.

Hotels and Resorts

        The hotels and resorts division contributed 51.9% of our consolidated revenues from continuing operations and 31.4% of our consolidated operating income, excluding corporate items, during fiscal 2007. As of May 31, 2007, the hotels and resorts division owned and operated three full-service hotels in downtown Milwaukee, Wisconsin, a full-facility destination resort in Lake Geneva, Wisconsin and full-service hotels in Madison, Wisconsin, Kansas City, Missouri, Chicago, Illinois and Oklahoma City, Oklahoma. In addition, we managed 12 hotels, resorts and other properties for other owners. Included in the 12 properties managed for others are two hotels owned by joint ventures that we have a minority interest in and two condominium hotels where we own the public space. The following table sets forth revenues, operating income, operating margin and rooms data for the hotels and resorts division for the last three fiscal years (prior year revenues, operating income and operating margin have been restated to reflect the current presentation of the Miramonte Resort and Marcus Vacation Club timesharing operation as discontinued operations):

			Change F07 v. F06			Change F06 v. F05
	2007	2006	Amt.	Pct.	2005	Amt.	Pct.
	(in millions, except percentages)
Revenues	$169.9	$141.9	$28.0	19.7%	$116.5	$25.4	21.8%
Operating income	15.8	15.6	0.2	1.1%	12.7	2.9	23.3%
Operating margin	9.3%	11.0%			10.9%

Available rooms at fiscal year-end	2007	2006	2005
Company-owned	2,520	2,480	1,848
Management contracts with joint ventures	423	--	--
Management contracts with condominium hotels	480	225	225
Management contracts with other owners	1,670	811	811

Total available rooms	5,093	3,516	2,884

Fiscal 2007 versus Fiscal 2006

        Division revenues increased during fiscal 2007 compared to the prior year due to improved overall performance from our comparable company-owned hotels and resorts, the addition of two new company-owned hotels for portions of the year, increased management fees from new contracts and shared revenues from a new condominium hotel opened during the year. Continued improvement in business travel and a particularly strong year for our downtown Chicago hotel contributed to our improved results. Our operating income increased despite approximately $7.0 million in start-up operating losses, including $4.5 million in preopening expenses associated primarily with our Oklahoma City Hilton Skirvin project, the new Las Vegas condominium hotel and the major renovation and rebranding of the InterContinental Milwaukee hotel. These projects also contributed to a lower operating margin during fiscal 2007 compared to the prior year. The additional week of operations contributed approximately $3.2 million and $570,000, respectively, to our hotels and resorts division revenues and operating income during fiscal 2007.

        The division’s total revenue per available room, or RevPAR, for comparable company-owned properties (excluding the Columbus Westin, InterContinental Milwaukee and Skirvin Hilton) increased 5.2% during fiscal 2007 compared to the prior year. Our occupancy percentage (number of occupied rooms as a percentage of available rooms) decreased 0.1 percentage points and our average daily room rate, or ADR, increased 5.4% during fiscal 2007 compared to fiscal 2006 for these same properties. The relative lack of new hotel supply growth and continued strong business travel demand contributed to this ADR increase. According to data received from Smith Travel Research, comparable upper upscale hotels throughout the United States experienced a similar increase in RevPAR of 6.0% during our fiscal 2007.

        Our Las Vegas condominium hotel project, the Platinum Hotel, opened in late October 2006. Start-up operating losses and preopening expenses, magnified by the fact that we were generally unable to rent a unit until after the condominium sale closed, negatively impacted our fiscal 2007 results. As manager of this hotel and now 100% owner of the public space (with all condominium units to be ultimately individually-owned), we expect the Platinum will contribute to revenues and operating income of our hotels and resorts division in several ways. In addition to earning a management fee equal to a share of room revenue, we are now reporting 100% of the revenues and profits (or losses) generated by the public space at this non-gaming, non-smoking hotel, including the restaurant, lounge, meeting space and spa.

        Renovations of the historic Skirvin Hilton hotel were completed in late February and the 225-room property reopened during the first week of our fiscal 2007 fourth quarter, becoming our fifth historic hotel under management. As the principal equity partner in this complex public-private venture, the hotel is reported as a company-owned property and fiscal 2008 division revenues will be favorably impacted as a result. Our total equity investment in this venture was approximately $12.2 million, the majority of which is expected to be recouped from previously described federal and state historic tax credits related to this project. The remaining funds for this approximately $55 million project were provided by contributions from Oklahoma City, new markets tax credits and project-specific mortgage debt. Preopening costs from this project had a significant negative impact on our overall operating results during fiscal 2007. We expect this hotel to contribute positively to fiscal 2008 operating results.

        In late April 2007, we sold the 186-room Westin Columbus hotel for $16.4 million, before transaction costs, into a joint venture formed by us and an entity sponsored by Chicago-based Waterton Commercial LLC. We own a 15% minority interest in the joint venture and will continue to manage the property under a long-term management agreement, as well as oversee a major, multi-million dollar renovation of the property. The sale of the Westin Columbus into a joint venture was contemplated when the property was initially acquired in May 2006. This hotel was included in our consolidated results for most of the fiscal year and contributed to our increased revenues and operating income during fiscal 2007. As a result of the sale, we will no longer include this hotel in our consolidated operating results and fiscal 2008 revenues and operating income will be slightly negatively impacted.

        Six new management contracts were added during fiscal 2007. In June 2006, we agreed to provide hospitality management services to the new owner of our former vacation ownership development at Grand Geneva. In October 2006, we entered into an agreement to manage Brynwood Country Club in Milwaukee, Wisconsin and in November 2006, we assumed management of Resort Suites, a four-star 483-room destination resort in Scottsdale, Arizona owned by a subsidiary of Goldman Sachs. The new properties leverage our golf course and upscale resort management experience and should be excellent additions to our portfolio. In February 2007, we entered an agreement to manage the Sheraton Clayton Plaza Hotel St. Louis, a 257-room property in an upscale western suburb of St. Louis owned by another subsidiary of Goldman Sachs. We were also selected to manage an under-construction 256-room Hilton hotel in Bloomington, Minnesota, under a long-term contract with another owner. We are currently providing preopening and technical services for this project. The sixth contract added during fiscal 2007 is with another joint venture we formed with a fund sponsored by Waterton Commercial LLC to acquire the 237-room Sheraton Madison Hotel in Madison, Wisconsin. We also have a 15% minority interest in this joint venture and will manage the hotel and oversee a major renovation of the property. Although total revenues from an individual hotel management contract are significantly less than from an owned hotel, the operating margins are significantly higher due to the fact that all direct costs of operating the property are borne by the owner of the property. Management contracts provide us with an opportunity to increase our total number of rooms managed without a significant investment, thereby increasing our returns on equity from this division.

        We also recently completed several capital projects at existing hotels that should enhance the long-term value of these properties. A significant renovation and repositioning of the Wyndham Milwaukee Center, including converting to the luxury InterContinental brand, was completed during our fiscal 2007 third quarter. The newly renovated lobby, ballroom, restaurant and bar opened late in our second quarter and a complete rooms renovation was completed in December 2006. As noted earlier, preopening expenses and start-up operating losses related to the repositioning of this hotel as a sophisticated, upscale property negatively impacted our fiscal 2007 results. Additional projects completed during fiscal 2007 include a 12,000 square foot conference center expansion at the Grand Geneva Resort and a new featured restaurant, the Mason Street Grill, at our Pfister Hotel. Preopening expenses for this restaurant, which has received very positive reaction from customers, also had a negative impact on fiscal 2007 results. A new spa and salon opened at the Pfister in April 2007. A major garage restoration project and a meeting and banquet space renovation currently underway at the Pfister will likely have a slight negative impact on that hotel’s fiscal 2008 operating results.

        The near-term outlook for the future performance of this division continues to appear promising. Our advanced bookings for the early months of fiscal 2008 have been strong. Favorable comparisons to fiscal 2007 operating results at our newest hotels that experienced significant preopening expenses and start-up operating losses should benefit our fiscal 2008 results from this division. Although there is an increased number of proposed new hotels in several of our markets, including Milwaukee, supply growth during fiscal 2008 appears to be minimal. Subject to economic conditions that historically can have a significant impact on hotel demand, we currently expect continued improvement in our division operating results during fiscal 2008.

Fiscal 2006 versus Fiscal 2005

        Division revenues and operating income increased during fiscal 2006 compared to the prior year due to improved overall performance from our five comparable company-owned hotels and resorts and the addition of three new company-owned hotels during the year. Continued improvement in business travel, particularly from the short-term transient business traveler, contributed to our improved results. Group business was inconsistent during fiscal 2006, particularly at our Grand Geneva Resort. The group business segment is very important to several of our properties, as this is a segment of our customer base that typically provides non-room revenues to our hotels and resorts which are a key to increasing profitability levels. Our operating income and operating margin increased despite over $500,000 in start-up and preopening costs associated with our Oklahoma City Hilton Skirvin project.

        The division’s total RevPAR for comparable company-owned properties increased 6.8% during fiscal 2006 compared to the prior year. Our occupancy percentage increased 1.7 percentage points and our ADR increased 4.1% during fiscal 2006 compared to fiscal 2005. The relative lack of new hotel supply growth and continued improvement in business travel demand contributed to this ADR increase after several years of stagnant or declining rates at our hotels and throughout the hotel industry. According to data received from Smith Travel Research, comparable upper upscale hotels throughout the United States experienced an increase in RevPAR of 9.1% during our fiscal 2006. Hotels located in the Midwest, where all of our comparable hotels reside, generally did not achieve as high year-over-year RevPAR increases as those on the East and West Coasts.

        During the first week of fiscal 2006, we purchased the 220-room Wyndham Milwaukee Center hotel for a total cash purchase price of $23.6 million. We also opened another new hotel during the first week of fiscal 2006 — the Four Points by Sheraton Chicago Downtown/Magnificent Mile. Our operating results from this property contributed favorably to our year-over-year comparison to fiscal 2005, primarily due to significant preopening expenses incurred at this property during the fiscal 2005 fourth quarter. We added a third new company-owned hotel on May 2, 2006 when we purchased the historic Westin Columbus Hotel in downtown Columbus, Ohio for a total cash purchase price of $16.3 million.

        In addition to normal maintenance projects at all of our properties, several significant improvements were made to our Grand Geneva Resort & Spa during fiscal 2006, including golf course improvements and a renovation of its front entrance and restaurants. We also expanded our internal development team during fiscal 2006 in order to help facilitate our future growth.

Discontinued Operations

        During fiscal 2005, we sold substantially all of the assets of our limited-service lodging division for approximately $415 million in cash, excluding transaction costs, and reported a significant after-tax gain of $74.7 million on sale of discontinued operations. At the time of the sale, a portion of the sales proceeds was held in escrow pending completion of certain customary transfer requirements on several locations. During fiscal 2006, the necessary transfer requirements for the six remaining escrowed locations were met and one of the three remaining joint venture properties was sold. As a result, additional after-tax gains on sale of discontinued operations of $7.8 million were recognized during fiscal 2006.

        We have accounted for the results of our limited-service lodging division as discontinued operations in our consolidated financial statements for all years presented. The following table sets forth revenues, operating income (loss), income (loss) from discontinued operations and gain (loss) on sale of discontinued operations, net of applicable taxes, for our limited-service lodging division for the last three fiscal years:

			Change F07 v. F06			Change F06 v. F05
	2007	2006	Amt.	Pct.	2005	Amt.	Pct.
	(in millions, except percentages)
Revenues	$0.1	$0.6	$(0.5)	-80.5%	$43.5	$(42.9)	-98.6%
Operating income (loss)	(0.2)	(1.6)	1.4	90.1%	5.7	(7.3)	-127.5%
Income (loss) from
discontinued operations	(0.5)	(1.1)	0.6	57.1%	3.0	(4.1)	-137.5%
(net of income taxes)
Gain (loss) on sale of
discontinued operations	(0.3)	7.8	(8.1)	-103.1%	74.7	(66.9)	-89.6%
(net of income taxes)

        Our fiscal 2007 and 2006 operating results included results from the remaining joint venture Baymont Inns & Suites that were excluded from the sale and are now operating as Baymont franchises. We are actively exploring opportunities to sell the remaining two properties and, as a result, we continue to include their operating results in discontinued operations. Our fiscal 2006 loss from discontinued operations included a one-time charge to earnings related to the costs associated with exiting leased office space for our former limited-service lodging division. Our fiscal 2005 operating results included 14 weeks of operations prior to completion of the sale and various costs associated with exiting the business.

        During fiscal 2005, we sold the Miramonte Resort for $28.7 million in cash, before transaction costs. As a result of this transaction, we reported an after-tax gain of $3.6 million during fiscal 2005. Settlement of a dispute with a contractor during fiscal 2006 resulted in a $90,000 after tax reduction in the reported gain. Operating results for the Miramonte Resort for fiscal 2005 included almost 27 weeks of operation prior to completion of the sale.

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

			Change F07 v. F06			Change F06 v. F05
	2007	2006	Amt.	Pct.	2005	Amt.	Pct.
	(in millions, except percentages)
Revenues	$--	$-	$-	--	$3.4	$(3.4)	-100.0%
Operating loss	--	(0.1)	0.1	100.0%	(2.2)	2.1	95.7%
Loss from
discontinued operations	--	(0.1)	0.1	100.0%	(1.3)	1.2	95.3%
(net of income taxes)
Gain (loss) on sale of
discontinued operations	--	(0.1)	0.1	100.0%	3.6	(3.7)	-102.5%
(net of income taxes)

        Early in our fiscal 2007 first quarter, we sold the remaining timeshare inventory of our Marcus Vacation Club at Grand Geneva vacation ownership development to Orange Lake Resort & Country Club of Orlando, Florida. The assets sold consisted primarily of real estate and development costs — Orange Lake acquired the remaining 34 units of the 136-unit Marcus Vacation Club property. Our hotels and resorts division will continue to provide hospitality management services for the property and continues to hold notes receivable from prior buyers of timeshare units, but will no longer be in the business of selling timeshare units.

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

			Change F07 v. F06			Change F06 v. F05
	2007	2006	Amt.	Pct.	2005	Amt.	Pct.
	(in millions, except percentages)
Revenues	$4.0	$4.8	$(0.8)	-18.1%	$5.6	$(0.8)	-14.4%
Operating loss	--	(1.1)	1.1	97.0%	(0.6)	(0.5)	-93.8%
Loss from
discontinued operations	--	(0.7)	0.7	97.2%	(0.3)	(0.4)	-113.0%
(net of income taxes)
Gain on sale of
discontinued operations	0.1	--	0.1	N/A	--	--	--
(net of income taxes)

Financial Condition

Liquidity and Capital Resources

        Our movie theatre and hotels and resorts businesses each generate significant and relatively consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of $55 million of unused credit lines at fiscal 2007 year-end, should be adequate to support the ongoing operational liquidity needs of our businesses during fiscal 2008.

Fiscal 2007 versus Fiscal 2006

        Net cash provided by operating activities totaled $64.9 million during fiscal 2007, an increase of $25.3 million compared to $39.6 million during fiscal 2006. The increase was due primarily to increased earnings (excluding gains from sales of property, equipment and other assets and gains from sale of discontinued operations) and deferred taxes, as well as favorable timing in the collection of accounts and notes receivable and other current assets, partially offset by unfavorable timing in the payment of other accrued liabilities.

        Net cash used in investing activities during fiscal 2007 totaled $72.3 million compared to $20.5 million during fiscal 2006, an increase of $51.8 million. The increase in net cash used in investing activities was primarily the result of increased capital expenditures and acquisitions, decreased cash received from intermediaries and increased purchases of additional interests in joint ventures, partially offset by increased cash proceeds from disposals of property, equipment and other assets and increased proceeds from the sale of condominium units. Our fiscal 2007 results included $95.7 million of net proceeds from the sale of condominium units at our Platinum Hotel in Las Vegas. Our fiscal 2006 results included $25.0 million of net proceeds from the disposal of our limited-service lodging division. In addition, fiscal 2006 results included $26.8 million of cash received from intermediaries related to net proceeds received during fiscal 2005 from the sale of the Miramonte Resort. Cash proceeds from the disposals of property, equipment and other assets totaled $32.2 million and $6.9 million during fiscal 2007 and 2006, respectively. The cash proceeds received during fiscal 2007 were primarily the result of our sale of the Westin Columbus, a former theatre property, four former restaurant locations and several excess parcels of land. The cash proceeds received during fiscal 2006 were primarily the result of our sale of a non-operating real estate development, a former restaurant location and several excess parcels of land. In addition, during fiscal 2007 and 2006, we received $4.0 and $7.4 million, respectively, from Oklahoma City in conjunction with their contribution to the renovation of the Skirvin Hilton Hotel. The city’s total contribution of over $11 million was reported as a reduction to our property and equipment and will reduce future depreciation expense for this asset.

        Total capital expenditures and acquisitions (including normal continuing capital maintenance projects) totaled $186.8 million during fiscal 2007, including our acquisition of the CEC theatres, compared to $75.5 million of capital expenditures and acquisitions incurred in fiscal 2006 (including the acquisitions of the Wyndham Milwaukee Center and Westin Columbus). We incurred approximately $70.6 million of capital expenditures during fiscal 2007 in our hotels and resorts division, including costs associated with the Skirvin Hilton renovation, InterContinental Milwaukee renovation and projects at the Grand Geneva Resort and Pfister Hotel. In addition to the CEC acquisition for $75.7 million, we incurred approximately $39.7 million of capital expenditures during fiscal 2007 in our theatre division, including costs associated with the three new theatres opened during the year. In addition to capital expenditures, we also incurred $11.1 million and $1.7 million, respectively, during fiscal 2007 and 2006 in connection with the purchase of interests in joint ventures, including our interests in the Platinum Hotel, the Sheraton Madison and the Columbus Westin. During fiscal 2006, we incurred $65.8 million of capital expenditures for our hotels and resorts division, the majority of which was related to our purchases of the aforementioned two hotels, completion of our Chicago hotel construction and beginning of construction on the Oklahoma City hotel project. We also incurred fiscal 2006 capital expenditures of $8.4 million in our theatre division, including costs associated with a parking structure at one of our Chicago-area theatres. Estimated current planned fiscal 2008 capital expenditures, which may be in the $60-$80 million range, are described in greater detail in the Current Plans section of this discussion.

        Net cash used in financing activities in fiscal 2007 totaled $15.1 million, compared to $243.6 million in fiscal 2006, with the decrease primarily related to our $214.6 million special dividend paid during our fiscal 2006 fourth quarter. During fiscal 2007, we received $111.4 million of net proceeds from the issuance of notes payable and long-term debt, compared to $5.6 million during fiscal 2006. The proceeds during fiscal 2007 were primarily from debt related to the Skirvin Hilton and borrowings on commercial paper and our revolving credit facility used to finance the CEC theatre acquisition. Fiscal 2006 proceeds were from mortgage debt related to our downtown Chicago hotel. We made total principal payments on notes payable and long-term debt of $111.3 million and $27.3 million during fiscal 2007 and 2006, respectively, representing the payment of current maturities during both years and payment of construction loans on the Platinum Hotel of $81.9 during fiscal 2007. As a result, our total debt (including current maturities) increased to $256.7 million at the close of fiscal 2007, compared to $176.5 million at the end of fiscal 2006. Our debt-capitalization ratio was 0.45 at May 31, 2007, compared to 0.37 at the prior fiscal year-end. Based upon our current expectations for fiscal 2008 capital expenditure levels and potential asset sales proceeds, we anticipate our long-term debt total and debt-capitalization ratio will not change significantly during fiscal 2008. Our actual long-term debt total and debt-capitalization ratio at the end of fiscal 2008 will likely be dependent upon our actual capital expenditures, asset sales proceeds and equity transactions during the year.

        During fiscal 2007, we repurchased 411,000 of our common shares for approximately $8.1 million in conjunction with the exercise of stock options and purchase of shares in the open market, compared to 313,000 of common shares repurchased for approximately $6.5 million during fiscal 2006. Our Board of Directors has authorized the repurchase of up to 4.7 million shares of our outstanding common stock. As of May 31, 2007, approximately 1.1 million shares remained available under this repurchase authorization. Any additional repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

Fiscal 2006 versus Fiscal 2005

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

        Total capital expenditures totaled $75.5 million during fiscal 2006, including the acquisitions of the Wyndham Milwaukee Center and Westin Columbus, compared to $63.4 million of capital expenditures incurred in fiscal 2005. We incurred $65.8 million of capital expenditures during fiscal 2006 in our hotels and resorts division compared to $21.5 million for this division during fiscal 2005. In addition, we incurred $8.4 million of capital expenditures during fiscal 2006 in our theatre division compared to $35.9 million of capital expenditures for our theatre division during fiscal 2005. In addition to capital expenditures, we also incurred $1.7 million and $4.3 million, respectively, during fiscal 2006 and 2005 in connection with the purchase of interests in joint ventures.

        Net cash used in financing activities in fiscal 2006 totaled $243.6 million, compared to $40.0 million in fiscal 2005, with the increase primarily related to the $214.6 million special dividend paid during our fiscal 2006 fourth quarter. During fiscal 2006, we received $5.6 million of net proceeds from the issuance of notes payable and long-term debt, compared to $13.6 million during fiscal 2005. The proceeds during both fiscal years were from mortgage debt related to our downtown Chicago hotel. We made total principal payments on notes payable and long-term debt of $27.3 million and $53.7 million during fiscal 2006 and 2005, respectively, representing the payment of current maturities during both years and payment of borrowings on commercial paper and revolving credit facilities with the excess operating cash flow and sales proceeds available during fiscal 2005. As a result, our total debt (including current maturities) decreased to $176.5 million at the close of fiscal 2006, compared to $196.7 million at the end of fiscal 2005. Our debt-capitalization ratio was 0.37 at May 25, 2006, compared to 0.28 at the prior fiscal year-end. During fiscal 2006, we purchased 313,000 of our common shares for approximately $6.5 million in conjunction with the exercise of stock options and purchase of shares in the open market, compared to 28,000 of common shares repurchased for approximately $518,000 during fiscal 2005.

Contractual Obligations

        We have obligations and commitments to make future payments under debt and operating leases. The following schedule details these obligations at May 31, 2007 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$256,675	$57,250	$116,420	$28,570	$54,435
Notes payable	239	239	--	--	--
Operating lease obligations	90,808	3,521	7,240	7,163	72,884
Construction commitments	7,075	7,075	--	--	--

Total contractual obligations	$354,797	$68,085	$123,660	$35,733	$127,319

        Additional detail describing our long-term debt is included in Note 5 to our consolidated financial statements.

        As of May 31, 2007, we had no additional material purchase obligations other than those created in the ordinary course of business related to property and equipment, which generally have terms of less than 90 days. We also have long-term obligations related to our employee benefit plans, which are discussed in detail in Note 7 of our consolidated financial statements.

        We guarantee debt of our 50% unconsolidated joint ventures and other entities. Our joint venture partners also guarantee all or a portion of this same debt.

        We have approximately six and one-half years remaining on a ten and one-half year office lease. During fiscal 2006, the lease was amended in order to exit leased office space for our former limited-service lodging division. To induce the landlord to amend the lease, we guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease.

        The following schedule details our guarantee obligations at May 31, 2007 (in thousands):

	Expiration by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt guarantee obligations	$4,835	$1,650	$3,185	$--	$--
Lease guarantee obligations	2,854	408	846	887	713

Total guarantee obligations	$7,689	$2,058	$4,031	$887	$713

Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk related to changes in interest rates and we manage our exposure to this market risk by monitoring available financing alternatives.

        Variable interest rate debt outstanding as of May 31, 2007 was $95.9 million, carried an average interest rate of 6.1% and represented 37.4% of our total debt portfolio. Our earnings are affected by changes in short-term interest rates as a result of our borrowings under our revolving credit agreements and floating-rate mortgages.

        Fixed interest rate debt totaled $160.8 million as of May 31, 2007, carried an average interest rate of 6.4% and represented 62.6% of our total debt portfolio. Fixed interest rate debt included the following: senior notes bearing interest semiannually at fixed rates ranging from 6.66% to 7.93%, maturing in fiscal 2009 through 2014; and fixed rate mortgages and other debt instruments bearing interest from 1.00% to 6.96%, maturing in 2010 through 2036. The fair value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of our $120.0 million of senior notes is approximately $122.4 million. Based upon the respective rate and prepayment provisions of our remaining fixed interest rate mortgage and unsecured term note at May 31, 2007, the carrying amounts of such debt approximates fair value.

        The variable interest rate debt and fixed interest rate debt outstanding as of May 31, 2007 matures as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Variable interest rate	$25,514	$70,359	$--	$--	$--	$--	$95,873
Fixed interest rate	31,736	31,779	14,282	14,283	14,287	54,435	160,802

Total debt	$57,250	$102,138	$14,282	$14,283	$14,287	$54,435	$256,675

        We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreements are recorded as adjustments to interest expense. We had no outstanding interest rate swap agreements at May 31, 2007. On May 3, 2002, we terminated a swap agreement that had effectively converted $25 million of our borrowings under revolving credit agreements from floating-rate debt to fixed-rate debt. The fair value of the swap on the date of the termination resulted in a liability of $2.8 million. The remaining loss of $184,000 ($111,000 net of tax), previously included in other comprehensive income, was reclassified into earnings as interest expense during fiscal 2006 in conjunction with the end of the original life of the hedge.

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

•	We review long-lived assets, including fixed assets, goodwill, investments in joint ventures and receivables from joint ventures, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. In assessing the recoverability of these assets, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to factors such as economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted estimated cash flows (excluding interest) is less than the current carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. During fiscal 2006, we recorded a before-tax reserve for bad debts on receivables from joint ventures of $278,000 and a before-tax impairment charge of $500,000 on fixed assets related to theatres scheduled to close during fiscal 2007.

•	We sponsor an unfunded nonqualified defined-benefit pension plan covering certain employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plan. These factors include assumptions about the discount rate and rate of future compensation increases as determined by us, within certain guidelines. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may impact the amount of pension expense recorded by us.

•	We maintain insurance coverage for workers compensation and general liability claims utilizing a retroactive insurance policy. Under this policy, we are responsible for all claims up to our stop loss limitations of $250,000 to $350,000, depending upon the specific policy and policy year. It is not uncommon for insurance claims of this type to be filed months or even years after the initial incident may have occurred. It also can take many months or years before some claims are settled. As a result, we must estimate our potential self-insurance liability based upon several factors, including historical trends, our knowledge of the individual claims and likelihood of success, and our insurance carrier’s judgment regarding the reserves necessary for individual claims. Actual claim settlements may differ from our estimates.

•	We offer health insurance coverage to our associates under a variety of different fully-insured HMOs and self-insured fee-for-service plans. Under the fee-for-service plans, we are responsible for all claims up to our stop loss limitation of $100,000. Our health insurance plans are set up on a calendar year basis. As a result, we must estimate our potential health self-insurance liability based upon several factors, including historical trends, our knowledge of the potential impact of changes in plan structure and our judgment regarding the portion of the total cost of claims that will be shared with associates. Actual differences in any of these factors may impact the amount of health insurance expense recorded by us.

•	We pay income taxes based on tax statutes, regulations and case law of the various jurisdictions in which we operate. We are subject to tax audits in each of these jurisdictions, which could result in changes to our estimated tax expense. The amount of these changes would vary by jurisdiction and would be recorded when probable and estimable. In calculating the provision for income taxes on an interim basis, we use an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period.

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

        Prior to May 26, 2006, we accounted for stock-based compensation in accordance with APB Opinion No. 25. Accordingly, no compensation expense was recognized for stock options because all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. As discussed in Note 6 of our consolidated financial statements, we began expensing the fair value of stock options on May 26, 2006, the beginning of our fiscal 2007 year, when we adopted SFAS No. 123(R) using the modified prospective method. This transition method does not result in the restatement of previously issued financial statements.

        As a result of adopting SFAS No. 123(R) on May 26, 2006, our earnings from continuing operations before income taxes and net earnings for fiscal 2007 were lower by $1.1 million and $830,000, respectively, than if we had been allowed to continue to account for stock-based compensation under APB Opinion No. 25. We will continue to expense awards of non-vested stock over the vesting period of the awards based on the fair value of our common stock at the date of grant. At the end of fiscal 2007, total remaining unearned compensation related to non-vested stock was approximately $941,000, which will be amortized over the weighted-average remaining service period of 8.8 years.

        On May 26, 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans,” which requires us to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. Additionally, we are required to measure the funded status of our plan as of the date of our year-end statement of financial position. The adoption of SFAS No. 158 had no effect on our consolidated statement of earnings for the year ended May 31, 2007, or for any prior period presented, and it will not affect our operating results in future periods.

        In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This interpretation prescribes a recognition threshold and measurement criteria for a tax position taken or expected to be taken in a tax return. The new standard will be effective for our first quarter of fiscal 2008. Based upon our initial review, we do not believe adoption of FIN 48 will have a material impact on our overall financial position.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of May 31, 2007. The Company’s auditors, Ernst & Young, LLP, have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That attestation report is set forth immediately following this report.

Stephen H. Marcus	Douglas A. Neis
Chairman of the Board, President and	Chief Financial Officer and Treasurer
Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
   of the Marcus Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Marcus Corporation (the Company) maintained effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of May 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Marcus Corporation as of May 31, 2007 and May 25, 2006, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2007, and our report dated August 10, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
August 10, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
   of The Marcus Corporation

We have audited the accompanying consolidated balance sheets of The Marcus Corporation (the Company) as of May 31, 2007 and May 25, 2006, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at May 31, 2007 and May 25, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2007, in conformity with U. S. generally accepted accounting principles.

As discussed in Note 6 to the consolidated financial statements, on May 26, 2006, the Company changed its method of accounting for share-based awards. Additionally, as discussed in Note 7 to the consolidated financial statements, on May 31, 2007, the Company changed its method of accounting for defined benefit pension plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 10, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
August 10, 2007

THE MARCUS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	May 31, 2007	May 25, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,018	$34,528
Cash held by intermediaries	5,749	1,752
Accounts and notes receivable, net of reserves (Note 4)	16,224	14,306
Receivables from joint ventures, net of reserves (Note 10)	3,732	3,385
Refundable income taxes	5,939	216
Deferred income taxes (Note 8)	1,056	5,898
Condominium units held for sale (Note 10)	7,320	--
Other current assets (Note 4)	6,340	11,273
Assets of discontinued operations (Note 3)	975	7,545

Total current assets	59,353	78,903
PROPERTY AND EQUIPMENT, net (Note 4)	559,785	450,529
OTHER ASSETS:
Investments in joint ventures (Note 10)	1,868	7,487
Goodwill	37,805	11,196
Other (Note 4)	39,572	39,119

Total other assets	79,245	57,802

Total assets	$698,383	$587,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable (Note 10)	$239	$500
Accounts payable	24,242	19,399
Taxes other than income taxes	11,215	11,064
Accrued compensation	6,720	7,444
Other accrued liabilities (Note 4)	24,746	15,137
Current maturities of long-term debt (Note 5)	57,250	53,402
Liabilities of discontinued operations (Note 3)	2,731	1,998

Total current liabilities	127,143	108,944
LONG-TERM DEBT (Note 5)	199,425	123,110
DEFERRED INCOME TAXES (Note 8)	29,376	27,946
DEFERRED COMPENSATION AND OTHER (Note 7)	22,930	25,911
COMMITMENTS, LICENSE RIGHTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY (Note 6):
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	--	--
Common Stock:
Common Stock, $1 par; authorized 50,000,000 shares; issued
22,299,925 shares in 2007 and 22,235,822 shares in 2006	22,300	22,236
Class B Common Stock, $1 par; authorized 33,000,000 shares;
issued and outstanding 8,889,588 shares in 2007 and
8,953,691 shares in 2006	8,890	8,954
Capital in excess of par	46,438	45,911
Retained earnings	255,727	231,907
Accumulated other comprehensive income (loss)	(1,515)	112

	331,840	309,120
Less unearned compensation on restricted stock	--	(293)
Less cost of Common Stock in treasury
(795,335 shares in 2007 and
646,544 shares in 2006	(12,331)	(7,504)

Total shareholders’ equity	319,509	301,323

Total liabilities and shareholders’ equity	$698,383	$587,234

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Year ended
	May 31, 2007	May 25, 2006	May 26, 2005
REVENUES:
Rooms and telephone	$88,369	$75,871	$56,778
Theatre admissions	98,184	93,429	96,157
Theatre concessions	49,018	45,496	45,785
Food and beverage	49,183	41,162	36,576
Other revenues	42,877	33,286	31,762

Total revenues	327,631	289,244	267,058
COSTS AND EXPENSES:
Rooms and telephone	32,949	27,852	22,726
Theatre operations	81,085	73,527	75,560
Theatre concessions	10,853	9,672	9,896
Food and beverage	38,505	31,461	28,640
Advertising and marketing	19,608	16,446	13,442
Administrative	34,464	29,001	26,084
Depreciation and amortization	26,913	26,131	24,503
Rent (Note 9)	3,413	3,630	1,989
Property taxes	9,473	10,395	8,145
Preopening expenses	5,293	805	816
Other operating expenses	23,936	20,784	16,355

Total costs and expenses	286,492	249,704	228,156

OPERATING INCOME	41,139	39,540	38,902
OTHER INCOME (EXPENSE):
Investment income	3,110	7,863	6,187
Interest expense	(13,921)	(14,397)	(14,874)
Gain on disposition of property, equipment
and other assets	14,541	1,749	2,195
Equity losses from unconsolidated joint ventures,
net (Note 10)	(1,366)	(1,868)	(1,090)

	2,364	(6,653)	(7,582)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	43,503	32,887	31,320
INCOME TAXES (Note 8)	9,576	10,419	11,742

EARNINGS FROM CONTINUING OPERATIONS	33,927	22,468	19,578

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (continued)
(in thousands, except per share data)

	Year ended
	May 31, 2007	May 25, 2006	May 26, 2005
DISCONTINUED OPERATIONS (Note 3):
Income (loss) from discontinued operations, net of income
taxes (benefit) of $(365), $(960) and $858 in 2007,
2006 and 2005, respectively	$(515)	$(1,905)	$1,322
Gain (loss) on sale of discontinued operations, net of
income taxes of $335, $3,885 and $50,856 in 2007, 2006
and 2005, respectively	(115)	7,708	78,321

EARNINGS (LOSSES) FROM DISCONTINUED OPERATIONS	(630)	5,803	79,643

NET EARNINGS	$33,297	$28,271	$99,221

EARNINGS PER SHARE FROM CONTINUING OPERATIONS- BASIC:
Common Stock	$1.15	$0.76	$0.67
Class B Common Stock	1.04	0.68	0.60
EARNINGS (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS - BASIC:
Common Stock	$(0.02)	$0.20	$2.75
Class B Common Stock	(0.02)	0.18	2.42
NET EARNINGS PER SHARE - BASIC:
Common Stock	$1.13	$0.96	$3.42
Class B Common Stock	1.02	0.86	3.02
EARNINGS PER SHARE FROM CONTINUING OPERATIONS- DILUTED:
Common Stock	$1.10	$0.73	$0.64
Class B Common Stock	1.03	0.67	0.59
EARNINGS (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS - DILUTED:
Common Stock	$(0.02)	$0.18	$2.61
Class B Common Stock	(0.02)	0.18	2.40
NET EARNINGS PER SHARE - DILUTED:
Common Stock	$1.08	$0.91	$3.25
Class B Common Stock	1.01	0.85	2.99

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

	Common Stock	Class B Common Stock	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation on Non-vested Stock	Treasury Stock	Total
BALANCES AT MAY 27, 2004	$21,866	$9,324	$42,952	$333,171	$(289)	$(630)	$(12,671)	$393,723
Cash dividends:
$.20 per share Class B Common Stock	--	--	--	(1,831)	--	--	--	(1,831)
$.22 per share Common Stock	--	--	--	(4,620)	--	--	--	(4,620)
Exercise of stock options	--	--	1,885	--	--	--	4,845	6,730
Purchase of treasury stock	--	--	--	--	--	--	(518)	(518)
Savings and profit-sharing contribution	--	--	338	--	--	--	221	559
Reissuance of treasury stock	--	--	134	--	--	--	113	247
Issuance of non-vested stock	--	--	98	--	--	--	75	173
Amortization of unearned compensation on
non-vested stock	--	--	--	--	--	107	--	107
Cancellation of non-vested stock	--	--	(39)	--	--	110	(71)	--
Acceleration of stock option vesting period	--	--	113	--	--	--	--	113
Conversions of Class B Common Stock	233	(233)	--	--	--	--	--	--
Components of comprehensive income:
Net earnings	--	--	--	99,221	--	--	--	99,221
Change in unrealized gain on available for
sale investments, net of tax effect of $80	--	--	--	--	(121)	--	--	(121)
Amortization of loss on swap agreement, net
of tax effect of $173 (Note 5)	--	--	--	--	259	--	--	259
Minimum pension liability, net of tax
benefit of $250	--	--	--	--	(381)	--	--	(381)

Total comprehensive income								98,978

BALANCES AT MAY 26, 2005	22,099	9,091	45,481	425,941	(532)	(413)	(8,006)	493,661
Cash dividends:
$.24 per share Class B Common Stock	--	--	--	(2,137)	--	--	--	(2,137)
$.26 per share Common Stock	--	--	--	(5,592)	--	--	--	(5,592)
$7.00 per share Class B and Common Stock
special dividend	--	--	--	(214,576)	--	--	--	(214,576
Exercise of stock options	--	--	(19)	--	--	--	6,507	6,488
Purchase of treasury stock	--	--	--	--	--	--	(6,492)
Savings and profit-sharing contribution	--	--	224	--	--	--	292	516
Reissuance of treasury stock	--	--	127	--	--	--	120	247
Issuance of non-vested stock	--	--	98	--	--	--	75	173
Amortization of unearned compensation on
non-vested stock	--	--	--	--	--	120	--	120
Conversions of Class B Common Stock	137	(137)	--	--	--	--	--	--
Components of comprehensive income:
Net earnings	--	--	--	28,271	--	--	--	28,271
Change in unrealized gain on available for
sale investments, net of tax effect of $63	--	--	--	--	93	--	--	93
Amortization of loss on swap agreement, net
of tax effect of $73 (Note 5)	--	--	--	--	111	--	--	111
Minimum pension liability, net of tax effect
of $288	--	--	--	--	440	--	--	440

Total comprehensive income								28,915

BALANCES AT MAY 26, 2006	22,236	8,954	45,911	231,907	112	(293)	(7,504)	301,323
Cash dividends:
$.29 per share Class B Common Stock	--	--	--	(2,599)	--	--	--	(2,599)
$.32 per share Common Stock	--	--	--	(6,878)	--	--	--	(6,878)
Exercise of stock options	--	--	(671)	--	--	--	2,735	2,064
Purchase of treasury stock	--	--	--	--	--	--	(8,117)	(8,117)
Savings and profit-sharing contribution	--	--	176	--	--	--	273	449
Reissuance of treasury stock	--	--	112	--	--	--	159	271
Issuance of non-vested stock	--	--	(123)	--	--	--	123	--
Share-based compensation	--	--	1,326	--	--	--	--	1,326
Reclassification of unearned compensation on
non-vested stock	--	--	(293)	--	--	293	--	--
Conversions of Class B Common Stock	64	(64)	--	--	--	--	--	--
Components of comprehensive income:
Net earnings	--	--	--	33,297	--	--	--	33,297
Change in unrealized gain on available for
sale investments, net of tax effect of $78	--	--	--	--	117	--	--	117
Minimum pension liability, net of tax effect
of $7	--	--	--	--	11	--	--	11

Total comprehensive income								33,425

Adjustment to initially apply SFAS No. 158,
net of taxes of $1,170	--	--	--	--	(1,755)	--	--	(1,755)

BALANCES AT MAY 31, 2007	$22,300	$8,890	$46,438	$255,727	$(1,515)	$--	$(12,331)	$319,509

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended
	May 31, 2007	May 25, 2006	May 26, 2005
OPERATING ACTIVITIES
Net earnings	$33,297	$28,271	$99,221
Adjustments to reconcile net earnings to net cash provided by (used
in) operating activities:
Losses on loans to and investments in joint ventures	1,770	1,974	1,566
Gain on disposition of property, equipment and other assets	(8,868)	(1,749)	(2,113)
Gain on sale of condominium units	(5,893)	--	--
Gain on sale of limited-service lodging division	--	(11,728)	(123,283)
Loss (gain) on sale of Miramonte Resort	--	135	(5,894)
Impairment of property and equipment	--	501	--
Distributions from joint ventures	184	373	6,638
Amortization of loss on swap agreement	--	184	432
Amortization of favorable lease right	(9)	676	--
Depreciation and amortization	26,925	26,274	28,402
Stock compensation expense	1,326	120	107
Deferred income taxes	7,405	(3,598)	(15,159)
Deferred compensation and other	2,007	240	663
Contribution of the Company's stock to savings and
profit-sharing plan	449	516	559
Changes in operating assets and liabilities:
Accounts and notes receivable	(445)	(4,431)	1,555
Real estate and development costs	3,173	1,541	1,453
Condominium units held for sale	(692)	--	--
Other current assets	7,794	(6,343)	707
Accounts payable	4,711	4,395	(1,324)
Income taxes	(3,643)	194	(4,092)
Taxes other than income taxes	415	2,375	(1,254)
Accrued compensation	(724)	647	(1,996)
Other accrued liabilities	(4,326)	(993)	820

Total adjustments	31,559	11,303	(112,213)

Net cash provided by (used in) operating activities	64,856	39,574	(12,992)
INVESTING ACTIVITIES
Capital expenditures	(111,102)	(35,702)	(63,431)
Purchase of theatres, net of cash acquired	(75,650)	--	--
Purchase of hotels, net of cash acquired	--	(39,830)	--
Net proceeds from disposals of property, equipment and other assets	32,194	6,902	4,154
Net proceeds from sale of condominium units	95,695	--	--
Net proceeds from sale of limited-service lodging division	--	24,979	365,447
Net proceeds from sale of Miramonte Resort	--	--	28,503
Net proceeds received from (held by) intermediaries	(3,997)	26,800	(28,552)
Contributions received from Oklahoma City	3,972	7,372	--
Decrease (increase) in other assets	(1,996)	(8,608)	446
Purchase of interest in joint ventures	(11,057)	(1,685)	(4,276)
Cash received from (advanced to) joint ventures	(344)	(684)	145

Net cash provided by (used in) investing activities	(72,285)	(20,456)	302,436
FINANCING ACTIVITIES
Debt transactions:
Net proceeds from issuance of notes payable and long-term debt	111,448	5,558	13,550
Principal payments on notes payable and long-term debt	(111,270)	(27,317)	(53,746)
Equity transactions:
Treasury stock transactions, except for stock options	(7,846)	(6,072)	(98)
Exercise of stock options	2,064	6,488	6,730
Dividends paid	(9,477)	(222,305)	(6,451)

Net cash used in financing activities	(15,081)	(243,648)	(40,015)

Net increase (decrease) in cash and cash equivalents	(22,510)	(224,530)	249,429
Cash and cash equivalents at beginning of year	34,528	259,058	9,629

Cash and cash equivalents at end of year	$12,018	$34,528	$259,058 *

*Includes $1 of cash included in assets of discontinued operations

See accompanying notes.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

1. Description of Business and Summary of Significant Accounting Policies

Description of Business – The Marcus Corporation and its subsidiaries (the Company) operate principally in two business segments:

Theatres: Operates multiscreen motion picture theatres in Wisconsin, Illinois, Ohio, Iowa, Minnesota and North Dakota and a family entertainment center in Wisconsin.

Hotels and Resorts: Owns and operates full service hotels and resorts in Wisconsin, Illinois, Oklahoma and Missouri and manages full service hotels, resorts and other properties in Wisconsin, Ohio, Minnesota, Texas, Arizona, Missouri, Nevada and California.

Principles of Consolidation – The consolidated financial statements include the accounts of The Marcus Corporation and all of its subsidiaries. Investments in affiliates which are 50% or less owned by the Company for which the Company exercises significant influence or for which the affiliate maintains separate equity accounts are accounted for on the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year – The Company reports on a 52/53-week year ending the last Thursday of May. Fiscal 2007 was a 53-week year and fiscal 2006 and 2005 were 52-week years.

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

Financial Instruments – The carrying value of the Company’s financial instruments (including cash and cash equivalents, cash held by intermediaries, accounts receivable, notes receivable, investments and accounts and notes payable) approximates fair value. The fair value of the Company’s $119,998,000 of senior notes is approximately $122,374,000 at May 31, 2007, determined based upon current market interest rates for financial instruments with a similar average remaining life. The carrying amounts of the Company’s remaining long-term debt approximate their fair values.

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

May 31, 2007

1. Description of Business and Summary of Significant Accounting Policies (continued)

Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. For the purpose of determining fair value, defined as the amount at which an asset or group of assets could be bought or sold in a current transaction between willing parties, the Company utilizes currently available market valuations of similar assets in its respective industries, often expressed as a given multiple of operating cash flow. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of May 31, 2007, May 25, 2006, and May 26, 2005, and determined that there was no significant impact on the Company’s results of operations, other than a $501,000 before-tax impairment charge recorded in fiscal 2006 related to closed theatres.

Goodwill – The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performed an annual impairment test as of the Company’s year-end date in fiscal 2007, 2006 and 2005 and deemed that no impairment loss was indicated. The Company’s goodwill relates to its Theatres segment and represents the excess of the acquisition cost over the fair value of the assets acquired.

Capitalization of Interest – The Company capitalizes interest during construction periods by adding such interest to the cost of constructed assets. Interest of approximately $856,000 and $835,000 was capitalized in fiscal 2007 and 2005, respectively. There was no interest capitalized in fiscal 2006.

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

Revenue Recognition – The Company recognizes revenue from its rooms as earned on the close of business each day. Revenues from theatre admissions, concessions and food and beverage sales are recognized at the time of sale. Revenues from advanced ticket and gift certificate sales are recorded as deferred revenue and are recognized when tickets or gift certificates are redeemed. Other revenues include management fees for theatres and hotels under management agreements. The management fees are recognized as earned based on the terms of the agreements and include both base fees and incentive fees. Revenues do not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting sales taxes.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

1. Description of Business and Summary of Significant Accounting Policies (continued)

Revenues from discontinued operations include, in part, sales from a vacation ownership development. Sale of vacation intervals were recognized on an accrual basis after a binding sales contract had been executed, a 10% minimum down payment received, the rescission period expired, construction was substantially complete, and certain minimum sales levels had been reached. Development costs, including construction costs, interest and other carrying costs, which were allocated based on relative sales values, are included in assets of discontinued operations in the accompanying consolidated balance sheets.

Advertising and Marketing Costs – The Company expenses all advertising and marketing costs as incurred.

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

Earning Per Share – Net earnings per share (EPS) of Common Stock and Class B Common Stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share (SFAS No. 128) using the two-class method. Under the provisions of SFAS No. 128, basic net earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding less any non-vested stock. Diluted net earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and non-vested stock using the treasury method. Convertible Class B Common Stock is reflected on an if-converted basis. The computation of the diluted net earnings per share of Common Stock assumes the conversion of Class B Common Stock, while the diluted net earnings per share of Class B Common Stock does not assume the conversion of those shares.

Holders of Common Stock are entitled to cash dividends per share equal to 110% of all dividends declared and paid on each share of the Class B Common Stock. As such, and in accordance with Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-06), the undistributed earnings for each year are allocated based on the proportionate share of entitled cash dividends. Basic earnings per share for fiscal 2006 and 2005 have been presented in accordance with EITF 03-06 for comparative purposes. The computation of diluted net earnings per share of Common Stock assumes the conversion of Class B Common Stock and, as such, the undistributed earnings are equal to net earnings for that computation.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

1. Description of Business and Summary of Significant Accounting Policies (continued)

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted earnings per share for earnings from continuing operations and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Year ended
	May 31, 2007	May 25, 2006	May 26, 2005
	(in thousands, except per share data)
Numerator:
Earnings from continuing operations	$33,927	$22,468	$19,578

Denominator:
Denominator for basic EPS	30,359	30,439	30,120
Effect of dilutive employee stock options and non-vested
restricted stock	448	500	406

Denominator for diluted EPS	30,807	30,939	30,526

Earnings per share from continuing operations - Basic:
Common Stock	$1.15	$0.76	$0.67
Class B Common Stock	$1.04	$0.68	$0.60
Earnings per share from continuing operations - Diluted:
Common Stock	$1.10	$0.73	$0.64
Class B Common Stock	$1.03	$0.67	$0.59

Options to purchase 5,500 shares, 7,778 shares, and 6,416 shares of common stock at prices ranging from $22.89 to $23.37, $16.24 to $17.73, and $15.70 to $16.24 per share were outstanding at May 31, 2007, May 25, 2006, and May 26, 2005, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares, and, therefore, the effect would be antidilutive.

Accumulated Other Comprehensive Income (Loss) – Accumulated other comprehensive income (loss) presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	May 31, 2007	May 25, 2006
	(in thousands)
Unrealized gain on available for sale investments	$240	$123
Minimum pension liability	--	(11)
Net actuarial loss	(1,755)	--

	$(1,515)	$112

New Accounting Pronouncements – In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. This interpretation prescribes a recognition threshold and measurement criteria for a tax position taken or expected to be taken in a tax return. The new standard will be effective for the Company in the first quarter of fiscal 2008. Based upon the Company’s initial review, the Company does not believe adoption of FIN 48 will have a material impact on the Company’s overall financial position.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

2. Acquisitions

On April 19, 2007, the Company acquired 11 owned and/or leased movie theatres for a total purchase price of $75,650,000, net of cash acquired. The acquisition was accounted for using the purchase method of accounting. The net assets acquired consist primarily of land, buildings, leasehold improvements and equipment. The difference between the fair value of the net assets acquired and the purchase price was recorded as goodwill of $26,609,000, which is deductible for tax purposes over fifteen years. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their respective fair values. From the date of acquisition, the acquired theatres contributed approximately $3,500,000 and $650,000 to revenues and operating income, respectively, in fiscal 2007.

3. Discontinued Operations

On September 3, 2004, the Company sold substantially all of the assets of its limited-service lodging division for a total purchase price of $414,900,000 in cash. The purchase price includes approximately $19,000,000 of proceeds related to the sale of four joint venture properties in the transaction. Net proceeds related to the Company from the sale were $390,426,000, net of transaction costs and include $24,979,000 in proceeds received during fiscal 2006 related to funds held in escrow pending completion of certain customary transfer requirements. Net proceeds exclude $10,297,000 of proceeds related to the sale of a joint venture property sold in a subsequent transaction.

The assets sold consisted primarily of land, buildings and equipment with a net book value of approximately $254,792,000, including goodwill with a net book value of approximately $551,000. The result of the transaction was a gain on sale of $82,545,000, net of income taxes of $52,466,000, including additional after tax gains of $7,798,000 recognized during fiscal 2006. In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), the results of operations of the limited-service lodging division have been reported as discontinued operations in the consolidated statement of earnings for all periods presented. Limited-service lodging revenues for the years ended May 31, 2007, May 25, 2006 and May 26, 2005 were $102,000, $523,000 and $43,456,000, respectively. Operating income (loss) for the years ended May 31, 2007, May 25, 2006 and May 26, 2005 was $(166,000), $(1,679,000) and $5,719,000, respectively.

The Company incurred approximately $1,800,000 in one-time severance related costs during fiscal 2005, of which approximately $1,600,000 of these costs were paid out during fiscal 2005. The remaining costs were paid out during fiscal 2006. These one-time termination benefits are included in income (loss) from discontinued operations in the consolidated statement of earnings.

On December 1, 2004, the Company sold the Miramonte Resort for a total purchase price of approximately $28,700,000 in cash. Net proceeds to the Company from the sale were approximately $28,503,000, net of transaction costs. The assets sold consisted primarily of land, building and equipment with a net book value of approximately $22,744,000. The result of the transaction is a gain on sale of $3,484,000, which is net of income taxes of $2,275,000. In accordance with SFAS No. 144, the results of operations of the Miramonte, which have historically been included in the Hotels and Resorts segment financial results, have been reported as discontinued operations in the consolidated statement of earnings for all periods presented. Miramonte revenues for the year ended May 26, 2005 were $3,433,000. Miramonte’s operating loss for the years ended May 31, 2007, May 25, 2006 and May 26, 2005 was $25,000, $95,000 and $2,193,000, respectively.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

3. Discontinued Operations (continued)

On June 29, 2006, the Company sold the remaining timeshare inventory of its Marcus Vacation Club at Grand Geneva vacation ownership development. The assets sold consisted primarily of real estate and development costs. In accordance with SFAS No. 144, the results of operations of the Marcus Vacation Club, which have historically been included in the Hotels and Resorts segment financial results, have been reported as discontinued operations in the consolidated statement of earnings for all periods presented. Marcus Vacation Club revenues for the years ended May 31, 2007, May 25, 2006 and May 26, 2005 were $3,958,000, $4,835,000 and $5,649,000, respectively. Marcus Vacation Club’s operating loss for the years ended May 31, 2007, May 25, 2006 and May 26, 2005 was $33,000, $1,085,000 and $560,000, respectively.

The consolidated statements of cash flows include the cash flows from discontinued operations, effectively $0 for both fiscal 2007 and 2006 and $1,000 for fiscal 2005.

The components of the assets and liabilities of discontinued operations included in the consolidated balance sheets are as follows:

	May 31, 2007	May 25, 2006
	(in thousands)
Assets:
Refundable income taxes	$733	$2,812
Real estate and development costs	24	3,444
Other current assets	203	144
Net property and equipment	--	1,101
Other assets	15	44

Assets of discontinued operations	$975	$7,545

Liabilities:
Current liabilities	$463	$343
Deferred income taxes	222	172
Other liabilities	2,046	1,483

Liabilities of discontinued operations	$2,731	$1,998

4. Additional Balance Sheet Information

The composition of accounts and notes receivable is as follows:

	May 31, 2007	May 25, 2006
	(in thousands)
Trade receivables, net of allowance of $138 and $453, respectively	$6,866	$4,715
Current notes receivable for interval ownership	1,174	1,406
Other receivables	8,184	8,185

	$16,224	$14,306

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

4. Additional Balance Sheet Information (continued)

The composition of property and equipment, which is stated at cost, is as follows:

	May 31, 2007	May 25, 2006
	(in thousands)
Land and improvements	$68,732	$60,889
Buildings and improvements	464,928	382,555
Leasehold improvements	57,309	39,682
Furniture, fixtures and equipment	197,593	167,687
Construction in progress	3,995	17,580

	792,557	668,393
Less accumulated depreciation and amortization	232,772	217,864

	$559,785	$450,529

The composition of other assets is as follows:

	May 31, 2007	May 25, 2006
	(in thousands)
Favorable lease right	$12,686	$12,677
Long-term notes receivable for interval ownership, net	2,930	4,540
Split dollar life insurance policies	10,299	9,319
Other assets	13,657	12,583

	$39,572	$39,119

The Company’s long-term notes receivable for interval ownership are net of a reserve for uncollectible amounts of $945,000 and $1,206,000 as of May 31, 2007 and May 25, 2006, respectively. The notes bear fixed-rate interest between 6.0% and 15.90% over the seven-year or ten-year terms of the loans. The weighted-average rate of interest on outstanding notes receivable for interval ownership is 15.30%. The notes are collateralized by the underlying vacation intervals.

The Company has escrow deposits of $722,000 and $6,895,000, which are included in other current assets as of May 31, 2007 and May 25, 2006, respectively. The Company also has deferred revenue of $9,654,000 and $7,752,000, which is included in other accrued liabilities as of May 31, 2007 and May 25, 2006, respectively.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

5. Long-Term Debt

Long-term debt is summarized as follows:

	May 31, 2007	May 25, 2006
	(in thousands, except payment data)
Mortgage notes	$61,090	$25,139
Senior notes	119,998	148,127
Unsecured term note due February 2025, with monthly principal and
interest payments of $39,110, bearing interest at 5.75%	5,228	3,246
Commercial paper	46,359	--
Revolving credit agreement	24,000	--

	256,675	176,512
Less current maturities	57,250	53,402

	$199,425	$123,110

The mortgage notes, both fixed rate and adjustable, bear interest from 1.0% to 7.32% at May 31, 2007, and mature in fiscal years 2008 through 2036. The mortgage notes are secured by the related land, buildings and equipment.

The $119,998,000 of senior notes maturing in 2009 through 2014 require annual principal payments in varying installments and bear interest payable semiannually at fixed rates ranging from 6.66% to 7.93%, with a weighted-average fixed rate of 7.21% at May 31, 2007.

The Company issues commercial paper through an agreement with two banks, up to a maximum of $65,000,000, which bears interest at 5.45% at May 31, 2007. The agreements require the Company to maintain unused bank lines of credit at least equal to the principal amount of outstanding commercial paper.

At May 31, 2007, the Company had a credit line totaling $125,000,000 in place. There were borrowings of $24,000,000 outstanding on the line, which bears interest at LIBOR plus a margin which adjusts based on the Company’s borrowing levels, effectively 6.175% at May 31, 2007. This agreement matures in April 2009 and requires an annual facility fee of 0.175% on the total commitment. Based on borrowings and commercial paper outstanding, availability under the line at May 31, 2007 totaled $54,641,000.

The Company has the ability and the intent to replace commercial paper borrowings with long-term borrowings under its credit facility. Accordingly, the Company has classified these borrowings at May 31, 2007 as long-term.

The Company’s loan agreements include, among other covenants, maintenance of certain financial ratios.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

5. Long-Term Debt (continued)

Scheduled annual principal payments on long-term debt for the years subsequent to May 31, 2007 are:

Fiscal Year	(in thousands)
2008	$57,250
2009	102,138
2010	14,282
2011	14,283
2012	14,287
Thereafter	54,435

$256,675

Interest paid, net of amounts capitalized, in fiscal 2007, 2006 and 2005 totaled $13,581,000, $14,245,000 and $14,682,000, respectively.

The Company has utilized derivatives in the past principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. From June 1, 2001 to May 3, 2002, the Company had an interest rate swap agreement that was considered effective and qualified as a cash flow hedge. On May 3, 2002, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $2,791,000. In fiscal 2006 and 2005, the Company reclassified $184,000 ($111,000 net of tax) and $432,000 ($259,000 net of tax), respectively, from other comprehensive income (loss) to interest expense.

6. Shareholders’ Equity and Stock-Based Compensation

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

6. Shareholders’ Equity and Stock-Based Compensation (continued)

Through May 31, 2007, the Company’s Board of Directors has approved the repurchase of up to 4,687,500 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options and for savings and profit-sharing plan contributions. The Company purchased 410,696, 313,416 and 28,295 shares pursuant to these authorizations during fiscal 2007, 2006 and 2005, respectively. At May 31, 2007, there were 1,147,426 shares available for repurchase under these authorizations.

The Company’s Board of Directors has authorized the issuance of up to 750,000 shares of Common Stock for The Marcus Corporation Dividend Reinvestment and Associate Stock Purchase Plan. At May 31, 2007, there were 583,408 shares available under this authorization.

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

Awarded shares of non-vested stock cumulatively vest either 25% after three years of the grant date, 50% after five years of the grant date, 75% after ten years of the grant date and 100% upon retirement, or 50% after three years of the grant date and 100% after five years of the grant date, depending on the date of grant. The non-vested stock may not be sold, transferred, pledged or assigned, except as provided by the vesting schedule included in the Company’s equity incentive plan. During the period of restriction, the holder of the non-vested stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock. Non-vested stock awards and shares issued upon option exercises are issued from previously acquired treasury shares. At May 31, 2007, there were 1,444,115 shares available for grants of additional stock options, non-vested stock and other types of equity awards under the current plan.

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

6. Shareholders’ Equity and Stock-Based Compensation (continued)

The Company estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions used for awards granted during fiscal 2007, 2006 and 2005:

	Year Ended May 31, 2007	Year Ended May 25, 2006	Year Ended May 26, 2005
Risk-free interest rate	5.0%	4.2%	3.5%
Dividend yield	1.6%	1.1%	1.2%
Volatility	37 - 41%	39%	43%
Expected life	5 - 9 years	5 years	5 years

Total pre-tax stock-based compensation expense was $1,326,000 in fiscal 2007 and $121,000 in both fiscal 2006 and 2005. Total pre-tax stock-based compensation expense for fiscal 2006 and 2005 was entirely related to non-vested stock.

As a result of adopting SFAS No. 123(R) on May 26, 2006, the Company’s fiscal 2007 earnings from continuing operations before income taxes and net earnings were $1,073,000 and $830,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. For the fiscal year ended May 31, 2007, basic and diluted net earnings per common share were $0.02 and $0.03 lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25.

The following table illustrates the pro forma effect on net earnings and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for fiscal 2006 and 2005:

	Year Ended May 25, 2006	Year Ended May 26, 2005
	(in thousands, except per share data)
Net earnings, as reported	$28,271	$99,221
Add: reported stock compensation expense, net of tax	82	75
Deduct: stock-based employee compensation expense determined
under the fair value method, net of tax	(864)	(1,025)

Pro forma net earnings	$27,489	$98,271

Earnings per common share:
Basic - as reported	$0.96	$3.42
Basic - pro forma	$0.93	$3.39
Diluted - as reported	$0.91	$3.25
Diluted - pro forma	$0.89	$3.22

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

6. Shareholders’ Equity and Stock-Based Compensation (continued)

A summary of the Company’s stock option activity and related information follows:

	May 31, 2007			May 25, 2006			May 26, 2005
	Options	Weighted- Average Exercise Price		Options	Weighted- Average Exercise Price		Options	Weighted- Average Exercise Price
	(options in thousands)
Outstanding at beginning of year	1,157		$11.22	1,661		$10.28	2,489		$9.85
Granted	195		19.86	227		14.16	212		12.82
Exercised	(185)		10.70	(662)		9.81	(701)		9.60
Forfeited	(30)		14.88	(69)		11.71	(339)		10.04

Outstanding at end of year	1,137		$12.69	1,157		$11.22	1,661		$10.28

Exercisable at end of year	548		$10.22	493		$9.90	833		$9.86

Weighted-average fair value of		$8.09			$5.22			$4.92
options granted during year

Exercise prices for options outstanding as of May 31, 2007 ranged from $7.71 to $23.37. The weighted-average remaining contractual life of those options is 6.1 years. Additional information related to these options segregated by exercise price range is as follows:

	Exercise Price Range
	$7.71 to $10.17	$10.18 to $12.71	$12.72 to $17.73	$17.74 to $23.37
	(options in thousands)
Options outstanding	298	291	362	186
Weighted-average exercise price of options
outstanding	$9.00	$10.75	$13.59	$19.86
Weighted-average remaining contractual life of
options outstanding	3.4	5.0	7.7	9.1
Options exercisable	297	181	66	4
Weighted-average exercise price of options
exercisable	$9.00	$10.87	$13.25	$23.24

The intrinsic value of options outstanding at May 31, 2007 was $12,144,000, and the intrinsic value of options exercisable at May 31, 2007 was $7,209,000. The intrinsic value of options exercised was $2,246,000, $18,283,000 and $3,221,000 during fiscal 2007, 2006 and 2005, respectively. As of May 31, 2007, total remaining unearned compensation cost related to stock options was $2,111,000, which will be amortized to expense over the remaining weighted-average service period of five years.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

6. Shareholders’ Equity and Stock-Based Compensation (continued)

Following is a summary of the Company’s non-vested stock activity and related information for the fiscal year ended May 31, 2007:

	Shares	Weighted-Average Fair Value
	(shares in thousands)
Outstanding at May 26, 2006	59	$16.52
Granted	44	20.26
Vested	(14)	14.61
Forfeited	--	--

Outstanding at May 31, 2007	89	$18.71

The Company previously had and will continue to expense awards of non-vested stock based on the fair value of the Company’s common stock at the date of grant. As a result of adopting SFAS No. 123(R), unearned compensation on non-vested stock was reclassified into capital in excess of par on the date of adoption. As of May 31, 2007, total remaining unearned compensation related to non-vested stock was $941,000, which will be amortized over the weighted-average remaining service period of 8.8 years.

7. Employee Benefit Plans

The Company has a qualified profit-sharing savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides for a contribution of a minimum of 1% of defined compensation for all plan participants and matching of 25% of employee contributions up to 6% of defined compensation. In addition, the Company may make additional discretionary contributions. During fiscal 2007, 2006 and 2005, the 1% and the discretionary contributions were made with the Company’s common stock. The Company also sponsors unfunded, nonqualified, defined-benefit and deferred compensation plans. Pension and profit-sharing expense related to continuing operations for all plans was $2,408,000, $2,243,000 and $2,217,000 for fiscal 2007, 2006 and 2005, respectively.

On May 26, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires the Company to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur though comprehensive income. Additionally, the Company is required to measure the funded status of its plan as of the date of its year-end statement of financial position.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

7. Employee Benefit Plans (continued)

The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of earnings for the year ended May 31, 2007, or for any prior period presented, and it will not affect the Company’s operating results in future periods. The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s statement of financial position at May 31, 2007 are presented in the following table:

	At May 31, 2007
	Prior to Adopting SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported
	(in thousands)
Deferred income taxes, net	$30,546	$(1,170)	$29,376
Other accrued liabilities	23,961	785	24,746
Deferred compensation and other	20,790	2,140	22,930
Accumulated other comprehensive income
(loss)	240	(1,755)	(1,515)

The status of the Company’s unfunded nonqualified, defined-benefit plan based on the respective May 31, 2007 and May 25, 2006 measurement dates is as follows:

	May 31, 2007	May 25, 2006
	(in thousands)
Change in benefit obligation:
Net benefit obligation at beginning of year	$16,896	$16,090
Service cost	432	412
Interest cost	1,085	877
Actuarial gain	(1,477)	(239)
Benefits paid	(250)	(244)

Net benefit obligation at end of year	$16,686	$16,896

Funded status at end of year	$(16,686)	$(16,896)
Unrecognized net actuarial loss	--	4,583
Unrecognized prior service cost	--	5
Other comprehensive income	2,925	--

Net amount recognized at end of year	$(13,761)	$(12,308)

Amounts recognized in the statement of financial position consist of:
Current accrued benefit liability	$(785)	$(250)
Noncurrent accrued benefit liability	(15,901)	(12,058)
Additional minimum liability	--	(24)
Intangible asset	--	5
Accumulated other comprehensive loss	1,755	11
Deferred tax asset	1,170	8

Net amount recognized at end of year	$(13,761)	$(12,308)

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

7. Employee Benefit Plans (continued)

	Year ended
	May 31, 2007	May 25, 2006	May 26, 2005
	(in thousands)
Net periodic pension cost:
Service cost	$432	$412	$369
Interest cost	1,085	877	891
Net amortization of prior service cost, transition obligation
and actuarial loss	186	184	198

	$1,703	$1,473	$1,458

The $1,755,000 loss, net of tax, included in accumulated other comprehensive income (loss) at May 31, 2007, is the net actuarial loss which has not yet been recognized in the net periodic benefit cost.

The accumulated benefit obligation was $12,464,000 and $12,332,000 as of May 31, 2007 and May 25, 2006, respectively.

The benefit obligations were determined using an assumed weighted-average discount rate of 6.10% and 6.25% in 2007 and 2006, respectively, and an annual salary rate increase of 5.0% for both years.

The net periodic benefit cost was determined using an assumed discount rate of 6.25%, 5.5% and 6.5% in 2007, 2006 and 2005, respectively, and an annual salary rate increase of 5.0% for all three years.

Benefit payments expected to be paid subsequent to May 31, 2007 are:

Fiscal Year	(in thousands)
2008	$785,439
2009	903,872
2010	907,828
2011	920,140
2012	944,076
Years 2013 - 2017	5,280,197

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

8. Income Taxes (continued)

The components of the net deferred tax liability for continuing operations were as follows:

	May 31, 2007	May 25, 2006
	(in thousands)
Current deferred income tax assets:
Accrued employee benefits	$544	$5,413
Other accrued liabilities	512	485

Net current deferred tax assets	$1,056	$5,898

Noncurrent deferred income tax (liabilities) assets:
Depreciation and amortization	$(37,473)	$(28,823)
Accrued employee benefits	8,161	741
Other accrued liabilities	(64)	136

Net noncurrent deferred tax liabilities	$(29,376)	$(27,946)

Income tax expense for continuing operations consists of the following:

	Year ended
	May 31, 2007	May 25, 2006	May 26, 2005
	(in thousands)
Currently payable (refundable):
Federal	$8,753	$7,871	$6,976
State	(1,244)	2,851	1,908
Deferred:
Federal	1,813	(266)	2,507
State	254	(37)	351

	$9,576	$10,419	$11,742

Income tax expense is included in the accompanying consolidated statements of earnings as follows:

	Year ended
	May 31, 2007	May 25, 2006	May 26, 2005
	(in thousands)
Continuing operations	$9,576	$10,419	$11,742
Discontinued operations	(30)	2,925	51,714

	$9,546	$13,344	$63,456

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

8. Income Taxes (continued)

A reconciliation of the statutory federal tax rate to the effective tax rate for continuing operations follows:

	Year ended
	May 31, 2007	May 25, 2006	May 26, 2005
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	5.1	5.5	5.2
Federal tax exempt interest	(0.6)	(5.9)	(3.1)
Federal and state historic tax credits	(18.0)	--	--
Other	0.5	(2.9)	0.4

	22.0%	31.7%	37.5%

Income taxes paid, net of refunds received, in fiscal 2007, 2006 and 2005 totaled $4,796,000, $14,374,000 and $82,485,000, respectively.

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

	Year ended
	May 31, 2007	May 25, 2006	May 26, 2005
	(in thousands)
Fixed minimum rentals	$2,957	$2,833	$1,866
Amortization of favorable lease right	354	676	--
Percentage rentals	102	121	135
Sublease rental income	--	--	(12)

	$3,413	$3,630	$1,989

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

9. Commitments, License Rights and Contingencies (continued)

Aggregate minimum rental commitments under long-term operating leases, assuming the exercise of certain lease options, are as follows at May 31, 2007:

Fiscal Year	(in thousands)
2008	$3,521
2009	3,562
2010	3,678
2011	3,634
2012	3,529
Thereafter	72,884

$90,808

Commitments – The Company has commitments for the completion of construction at various properties and the purchase of various properties totaling approximately $7,075,000 at May 31, 2007.

License Rights – The Company has license rights to operate three hotels using the Hilton trademark, one hotel using the Four Points by Sheraton trademark and one hotel using the InterContinental trademark. Under the terms of the licenses, the Company is obligated to pay fees based on defined gross sales.

Contingencies – The Company guarantees the debt of joint ventures and other entities totaling $4,835,000 at May 31, 2007. The debt of the joint ventures is collateralized by the real estate, buildings and improvements and all equipment of each joint venture. The Company does not anticipate these guarantees to be payable.

The Company has approximately six and one half years remaining on a ten and one half-year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $2,854,000 as of May 31, 2007.

10. Joint Venture Transactions

At May 31, 2007 and May 25, 2006, the Company held investments with aggregate carrying values of $1,868,000 and $7,487,000, respectively, in several joint ventures. The investments are accounted for under the equity method. Included in the May 25, 2006 investments in joint ventures total was a 50% ownership interest in Platinum Condominium Development, LLC, a joint venture that developed a condominium hotel in Las Vegas, Nevada, with a carrying value of $7,324,000.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

10. Joint Venture Transactions (continued)

During fiscal 2007, the Company acquired the ownership interests of its joint venture partners in Platinum Condominium Development, LLC, thus increasing the Company’s ownership of the property’s public space to 100%. The total purchase price was $11,000,000, including approximately $6,249,000 in prepaid development fees. As a result of these transactions, effective October 31, 2006, the assets and liabilities of the Platinum Hotel, as well as the results of its operations, are now reported in the Company’s consolidated results. Prior to October 31, 2006, the joint venture was accounted for using the equity method of accounting.

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

The costs of the condominium hotel development project attributable to the condominium units to be sold have been classified as assets held for sale in the consolidated balance sheet as of May 31, 2007.

The Company has receivables from discontinued joint ventures of $3,732,000 and $3,385,000 at May 31, 2007 and May 25, 2006, respectively. The Company earns interest on $3,732,000 and $3,298,000 of the net receivables at approximately prime to prime plus 1.5% at May 31, 2007 and May 25, 2006, respectively.

Included in notes payable at May 31, 2007 and May 25, 2006 is $239,000 and $500,000, respectively, owed to discontinued joint ventures in connection with cash advanced to the Company. The Company pays interest on the cash advances based on the 90-day certificate of deposit rates.

11. Business Segment Information

The Company evaluates performance and allocates resources based on the operating income (loss) of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

11. Business Segment Information (continued)

Following is a summary of business segment information for fiscal 2005 through 2007:

	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
	(in thousands)
Fiscal 2007
Revenues	$156,451	$169,942	$1,238	$327,631	$4,060	$331,691
Operating income (loss)	34,561	15,792	(9,214)	41,139	(224)	40,915
Depreciation and amortization	11,826	14,336	751	26,913	12	26,925
Equity losses from
unconsolidated joint ventures	(149)	(1,217)	--	(1,366)	(367)	(1,733)
Assets	320,280	329,245	47,883	697,408	975	698,383
Capital expenditures and
acquisitions	115,403	70,606	743	186,752	--	186,752
Fiscal 2006
Revenues	$145,990	$141,917	$1,337	$289,244	$5,358	$294,602
Operating income (loss)	32,481	15,613	(8,554)	39,540	(2,859)	36,681
Depreciation and amortization	12,372	12,632	1,127	26,131	143	26,274
Equity losses from
unconsolidated joint ventures	(985)	(850)	(33)	(1,868)	(106)	(1,974)
Assets	220,595	285,132	73,962	579,689	7,545	587,234
Capital expenditures and
acquisitions	8,394	65,816	1,187	75,397	135	75,532
Fiscal 2005
Revenues	$149,125	$116,532	$1,401	$267,058	$52,538	$319,596
Operating income (loss)	34,791	12,658	(8,547)	38,902	2,966	41,868
Depreciation and amortization	12,148	10,955	1,400	24,503	3,899	28,402
Equity earnings (losses) from
unconsolidated joint ventures	(264)	(863)	37	(1,090)	(477)	(1,567)
Assets	226,127	243,896	294,616	764,639	22,860	787,499
Capital expenditures and
acquisitions	35,858	21,520	1,504	58,882	4,549	63,431

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

12.     Unaudited Quarterly Financial Information (in thousands, except per share data)

	13 Weeks Ended			14 Weeks Ended
Fiscal 2007	August 24, 2006	November 23, 2006	February 22, 2007	May 31, 2007
Revenues	$93,407	$70,605	$71,418	$92,201
Operating income	21,182	8,467	1,853	9,637
Net earnings	13,707	10,091	4,028	5,471
Net earnings per common share - diluted (1)	$0.45	$0.33	$0.13	$0.18

	13 Weeks Ended
Fiscal 2006	August 25, 2005	November 24, 2005	February 23, 2006	May 25, 2006
Revenues	$86,245	$67,025	$68,751	$67,223
Operating income	18,487	8,299	5,637	7,117
Net earnings	15,489	5,044	4,723	3,015
Net earnings per common share - diluted (1)	$0.50	$0.16	$0.15	$0.10

(1)     Calculated on our Common Stock using the two-class method.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

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

        There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act during the fourth quarter of our fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Company.

        The information required by this item with respect to directors is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled “Election of Directors” in the definitive Proxy Statement for our 2007 Annual Meeting of Shareholders scheduled to be held on October 16, 2007 (our “Proxy Statement”). The information required with respect to executive officers appears at the end of Part I of this Form 10-K. The required information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by directors and executive officers is incorporated by reference to the information pertaining thereto set forth under the caption entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

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

        The information required by this item is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled “Compensation Discussion and Analysis” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

        The following table lists certain information about our three stock option plans, our 1995 Equity Incentive Plan, our 1994 Nonemployee Director Stock Option Plan and our 2004 Equity Incentive Plan, all of which were approved by our shareholders:

Number of securities to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under current equity compensation plan (excluding securities reflected in the first column)
1,137,000	$12.69	1,444,000

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

        The exhibits filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.*

*Exhibits to this Form 10-K will be furnished to shareholders upon advance payment of a fee of $0.25 per page, plus mailing expenses. Requests for copies should be addressed to Thomas F. Kissinger, Vice President, General Counsel and Secretary, The Marcus Corporation, 100 East Wisconsin Avenue, Suite 1900, Milwaukee, Wisconsin 53202-4125.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MARCUS CORPORATION
Date: August 14, 2007	By: /s/ Stephen H. Marcus
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

S-1

EXHIBIT INDEX

2.1	Asset Purchase Agreement dated March 21, 2007, by and between a subsidiary of The Marcus Corporation and Cinema Entertainment Corp. and certain related parties. [Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated March 22, 2007.]

3.1	Restated Articles of Incorporation. [Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended November 13, 1997.]

3.2	Bylaws, as amended as of July 18, 2006. [Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated July 18, 2006.]

4.1	The Marcus Corporation Note Purchase Agreement dated October 25, 1996. [Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended November 14, 1996.]

4.2	First Supplement to Note Purchase Agreements dated May 15, 1998. [Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended May 28, 1998.]

4.3	Second Supplement to Note Purchase Agreements dated May 7, 1999. [Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the fiscal year ended May 27, 1999.]

4.4	Third Supplement to Note Purchase Agreements dated April 1, 2002. [Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2002.]

4.5	Credit Agreement dated April 30, 2004, by and among The Marcus Corporation, U.S. Bank National Association, Bank of America, N.A., Bank One, NA, LaSalle Bank National Association, and the other financial institutions party hereto. [Incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K for the fiscal year ended May 27, 2004.]

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

10.1*	The Marcus Corporation 1995 Equity Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 5, 2006.]

10.2*	The Marcus Corporation 1994 Nonemployee Director Stock Option Plan, as amended. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 5, 2006.]

10.3*	The Marcus Corporation 2004 Equity Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated October 5, 2006.]

10.4*	Form of The Marcus Corporation 2004 Equity Incentive Plan Stock Option Award (Employees). [Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2005.]

E-1

10.5*	Form of The Marcus Corporation 2004 Equity Incentive Plan Stock Option Award (Non-Employee Directors). [Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2005.]

10.6*	Form of The Marcus Corporation Equity Incentive Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2005.]

10.7*	The Marcus Corporation Variable Incentive Plan Terms, as amended. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 18, 2007.]

10.8*	The Marcus Corporation Deferred Compensation Plan. [Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended May 25, 2006.]

10.9*	The Marcus Corporation Retirement Income Plan. [Incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended May 25, 2006.]

21	Our subsidiaries as of May 31, 2007.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.ss.1350

99.1	Administrative Services Agreement between Marcus Investments, LLC and The Marcus Corporation, as amended, dated July 18, 2007.

99.2	Proxy Statement for the 2007 Annual Meeting of Shareholders. (The Proxy Statement for the 2007 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year.)

*This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

E-2