Form 10-Q
period 2007-08-30
MARCUS CORP
filed 2007-10-09
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
COMMON STOCK OUTSTANDING AT OCTOBER 1, 2007 — 21,486,121
CLASS B COMMON STOCK OUTSTANDING AT OCTOBER 1, 2007 — 8,889,588

THE MARCUS CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	August 30,	May 31,
(in thousands, except share and per share data)	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$12,629	$12,018
Cash held by intermediaries	1,003	5,749
Accounts and notes receivable, net of reserves	16,771	16,224
Receivables from joint ventures	3,746	3,732
Refundable income taxes	—	5,939
Deferred income taxes	886	1,056
Condominium units held for sale	6,942	7,320
Other current assets	6,325	6,340
Assets of discontinued operations (Note 2)	—	975

Total current assets	48,302	59,353

Property and equipment:
Land and improvements	69,704	68,732
Buildings and improvements	462,827	464,928
Leasehold improvements	57,807	57,309
Furniture, fixtures and equipment	199,357	197,593
Construction in progress	4,821	3,995

Total property and equipment	794,516	792,557
Less accumulated depreciation and amortization	240,799	232,772

Net property and equipment	553,717	559,785

Other assets:
Investments in joint ventures	1,832	1,868
Goodwill	37,805	37,805
Other	40,361	39,572

Total other assets	79,998	79,245

TOTAL ASSETS	$682,017	$698,383

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	August 30,	May 31,
(in thousands, except share and per share data)	2007	2007

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$221	$239
Accounts payable	14,501	24,242
Income taxes	1,150	—
Taxes other than income taxes	11,664	11,215
Accrued compensation	7,243	6,720
Other accrued liabilities	22,725	24,746
Current maturities of long-term debt	57,249	57,250
Liabilities of discontinued operations (Note 2)	—	2,731

Total current liabilities	114,753	127,143

Long-term debt	184,277	199,425

Deferred income taxes	29,446	29,376

Deferred compensation and other	25,438	22,930

Shareholders’ equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,299,925 shares at August 30, 2007 and May 31, 2007	22,300	22,300
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,889,588 at August 30, 2007 and May 31, 2007	8,890	8,890
Capital in excess of par	46,460	46,438
Retained earnings	264,939	255,727
Accumulated other comprehensive loss	(1,602)	(1,515)

	340,987	331,840
Less cost of Common Stock in treasury (814,965 shares at August 30, 2007 and 795,335 shares at May 31, 2007)	(12,884)	(12,331)

Total shareholders’ equity	328,103	319,509

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$682,017	$698,383

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

	13 Weeks Ending
(in thousands, except per share data)	August 30, 2007	August 24, 2006
Revenues:
Rooms and telephone	$29,239	$26,575
Theatre admissions	37,072	29,944
Theatre concessions	18,244	14,902
Food and beverage	14,218	11,689
Other revenues	13,368	10,297

Total revenues	112,141	93,407

Costs and expenses:
Rooms and telephone	9,345	8,237
Theatre operations	28,852	23,412
Theatre concessions	4,578	3,304
Food and beverage	10,927	8,462
Advertising and marketing	5,340	4,721
Administrative	9,577	8,261
Depreciation and amortization	8,082	6,405
Rent	1,131	864
Property taxes	2,883	2,517
Preopening expenses	299	275
Other operating expenses	7,612	5,767

Total costs and expenses	88,626	72,225

Operating income	23,515	21,182

Other income (expense):
Investment income	367	796
Interest expense	(4,121)	(3,286)
Gain (loss) on disposition of property, equipment and other assets	56	(13)
Equity losses from unconsolidated joint ventures, net	(69)	(297)

	(3,767)	(2,800)

Earnings from continuing operations before income taxes	19,748	18,382
Income taxes	8,017	4,674

Earnings from continuing operations	11,731	13,708

Losses from discontinued operations, net of income taxes of $150 (Note 2)	—	(1)

Net earnings	$11,731	$13,707

Earnings per share from continuing operations — basic:
Common Stock	$0.40	$0.46
Class B Common Stock	$0.36	$0.42
Net earnings per share — basic:
Common Stock	$0.40	$0.46
Class B Common Stock	$0.36	$0.42

Earnings per share from continuing operations — diluted:
Common Stock	$0.38	$0.45
Class B Common Stock	$0.36	$0.42
Net earnings per share — diluted:
Common Stock	$0.38	$0.45
Class B Common Stock	$0.36	$0.42

Dividends per share:
Common Stock	$0.085	$0.075
Class B Common Stock	$0.077	$0.068
See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	13 Weeks Ending
(in thousands)	August 30, 2007	August 24, 2006

OPERATING ACTIVITIES:
Net earnings	$11,731	$13,707
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures	69	330
Gain on disposition of property, equipment and other assets	(25)	(197)
Gain on sale of condominium units	(31)	—
Distributions from joint ventures	11	—
Amortization of favorable lease right	83	110
Depreciation and amortization	8,082	6,417
Stock compensation expense	286	251
Deferred income taxes	76	(861)
Deferred compensation and other	417	585
Changes in assets and liabilities:
Accounts and notes receivable	(22)	(2,734)
Real estate and development costs	—	3,032
Other current assets	39	464
Accounts payable	(9,754)	(1,288)
Income taxes	7,821	6,214
Taxes other than income taxes	51	(491)
Accrued compensation	523	(1,953)
Other accrued liabilities	(242)	1,799

Total adjustments	7,384	11,678

Net cash provided by operating activities	19,115	25,385

INVESTING ACTIVITIES:
Capital expenditures	(3,773)	(12,283)
Net proceeds from disposals of property, equipment and other assets	25	1,613
Net proceeds from sale of condominium units	409	—
Net proceeds received from intermediaries	4,746	449
Contributions received from Oklahoma City	—	1,477
Increase in other assets	(1,415)	(1,229)
Purchase of interest in joint venture	—	(2,369)
Cash received from (advanced to) joint ventures	7	(59)

Net cash used in investing activities	(1)	(12,401)

FINANCING ACTIVITIES:
Debt transactions:
Net proceeds from issuance of notes payable and long-term debt	5,080	4,744
Principal payments on notes payable and long-term debt	(20,247)	(216)
Equity transactions:
Treasury stock transactions, except for stock options	(1,311)	(4,012)
Exercise of stock options	493	455
Dividends paid	(2,518)	(2,215)

Net cash used in financing activities	(18,503)	(1,244)

Net increase in cash and cash equivalents	611	11,740
Cash and cash equivalents at beginning of period	12,018	34,528

Cash and cash equivalents at end of period	$12,629	$46,268

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED AUGUST 30, 2007
(Unaudited)
1. General
Accounting Policies — Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 31, 2007, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.
Basis of Presentation — The consolidated financial statements for the 13 weeks ended August 30, 2007 and August 24, 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the unaudited interim financial information at August 30, 2007, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods.
Comprehensive Loss — Accumulated other comprehensive loss consists of the accumulated net unrealized gain on available for sale securities and the net actuarial loss, both net of tax. Accumulated other comprehensive loss was $1,602,000 and $1,515,000 as of August 30, 2007 and May 31, 2007, respectively. Total comprehensive income for the 13 weeks ended August 30, 2007 and August 24, 2006 was $11,644,000 and $13,694,000, respectively.
Earnings Per Share (EPS) — Net earnings per share of Common Stock and Class B Common Stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share (SFAS No. 128) using the two-class method. Under the provisions of SFAS No. 128, basic net earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding less any non-vested stock. Diluted net earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and non-vested stock using the treasury method. Convertible Class B Common Stock is reflected on an if-converted basis. The computation of the diluted net earnings per share of Common Stock assumes the conversion of Class B Common Stock, while the diluted net earnings per share of Class B Common Stock does not assume the conversion of those shares.
Holders of Common Stock are entitled to cash dividends per share equal to 110% of all dividends declared and paid on each share of Class B Common Stock. As such, and in accordance with Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-06), the undistributed earnings for each period are allocated based on the proportionate share of entitled cash dividends. Basic earnings per share for the 13 weeks ended August 24, 2006 has been presented in accordance with EITF 03-06 for comparative purposes. The computation of diluted net earnings per share of Common Stock assumes the conversion of Class B Common Stock and, as such, the undistributed earnings are equal to net earnings for that computation.

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted earnings per share for earnings from continuing operations and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended	13 Weeks Ended
	August 30, 2007	August 24, 2006
	(in thousands, except per share data)
Numerator:
Earnings from continuing operations	$11,731	$13,708

Denominator:
Denominator for basic EPS	30,314	30,270
Effect of dilutive employee stock options and non-vested stock	372	166

Denominator for diluted EPS	30,686	30,436

Earnings per share from continuing operations — Basic:
Common Stock	$0.40	$0.46
Class B Common Stock	$0.36	$0.42
Earnings per share from continuing operations — Diluted:
Common Stock	$0.38	$0.45
Class B Common Stock	$0.36	$0.42

Defined Benefit Plan — The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended	13 Weeks Ended
	August 30, 2007	August 24, 2006
	(in thousands)
Service Cost	$121	$108
Interest Cost	256	271
Net amortization of prior service cost, transition obligation and actuarial loss	17	46

Net periodic pension cost	$394	$425

2. Discontinued Operations
On June 29, 2006, the Company sold the remaining timeshare inventory of its Marcus Vacation Club at Grand Geneva vacation ownership development. The assets sold consisted primarily of real estate and development costs. The sale did not have a material impact on the Company’s results of operations for the periods presented. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), the results of operations of the Marcus Vacation Club have been reported as discontinued operations in the consolidated statements of earnings for the 13 weeks ended August 24, 2006. Marcus Vacation Club revenues and operating loss for the 13 weeks ended August 24, 2006 were $3,680,000 and $21,000, respectively. Beginning with the fiscal 2008 first quarter, any remaining assets and related results of operations from the Marcus Vacation Club, as well as from two remaining joint venture hotels from the Company’s former limited-service lodging division, have been included in the hotels and resorts segment financial results. Earnings per share from discontinued operations for both Common Stock and Class B Common Stock, basic and diluted, was $0 for all periods presented.
3. Income Taxes
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods that remain subject to examination for the Company’s federal return are the tax years 2003 through 2006. The periods that remain subject to examination for the Company’s state returns are generally the tax years 2002 through 2006.
The Company adopted the provisions of FIN 48 on June 1, 2007. The Company did not recognize any change in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. At the time of adoption of FIN 48, the Company had $779,000 of unrecognized tax benefits recorded in its financial statements, net of any federal tax impact related to state taxes, all of which if recognized, would impact the effective tax rate.
The Company recognizes interest and penalty expense related to unrecognized tax benefits in its provision for income tax expense. As of June 1, 2007, the Company had $120,000 of accrued interest and penalties included in the amount of unrecognized tax benefits.
The Company’s effective income tax rate for continuing operations for the 13 weeks ended August 30, 2007 and August 24, 2006 was 40.6% and 25.4%, respectively. The increase in the effective rate is primarily due to the impact of federal and state historic tax credits that were generated in fiscal 2007 upon completion of the renovation of a hotel in Oklahoma City, Oklahoma that were not replicated in fiscal 2008.
4. Contingency
The Company has approximately six years remaining on a ten and one half-year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $2,753,000 as of August 30, 2007.
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

Following is a summary of business segment information for the 13 weeks ended August 30, 2007 and August 24, 2006 (in thousands):

				Continuing
13 Weeks Ended		Hotels/	Corporate	Operations	Discontinued
August 30, 2007	Theatres	Resorts	Items	Total	Operations	Total
Revenues	$57,897	$53,937	$307	$112,141	$—	$112,141
Operating income (loss)	15,384	10,233	(2,102)	23,515	—	23,515
Depreciation and amortization	3,753	4,151	178	8,082	—	8,082

				Continuing
13 Weeks Ended		Hotels/	Corporate	Operations	Discontinued
August 24, 2006	Theatres	Resorts	Items	Total	Operations	Total
Revenues	$46,478	$46,611	$318	$93,407	$3,681	$97,088
Operating income (loss)	12,257	11,036	(2,111)	21,182	(61)	21,121
Depreciation and amortization	2,848	3,319	238	6,405	12	6,417

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Special Note Regarding Forward-Looking Statements
     Certain matters discussed in this Management’s Discussion and Analysis of Results of Operations and Financial Condition are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division, as well as other industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (2) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, and preopening and start-up costs due to the capital intensive nature of our businesses; (3) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (4) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (5) the effects on our occupancy and room rates from the relative industry supply of available rooms at comparable lodging facilities in our markets; (6) the effects of competitive conditions in our markets; (7) our ability to identify properties to acquire, develop and/or manage and continuing availability of funds for such development; and (8) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, the United States’ responses thereto and subsequent hostilities. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
RESULTS OF OPERATIONS
General
     We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2008 will be a 52-week year. Fiscal 2007 was a 53-week year and our reported results for fiscal 2007 benefited from the additional week of reported operations. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts. The assets and related results of operations from our former vacation ownership development adjacent to the Grand Geneva Resort and our two remaining joint venture Baymont Inns & Suites were presented as discontinued operations in the accompanying financial statements during fiscal 2007. Beginning with the fiscal 2008 first quarter, any remaining assets and related results of operations from these businesses have been included in our hotels and resorts segment.

     The following table sets forth revenues, operating income, other income (expense), net earnings and earnings per share for the comparable first quarters of fiscal 2008 and 2007 (in millions, except for per share and variance percentage data):

	First Quarter
			Variance
	F2008	F2007	Amt.	Pct.

Revenues	$112.1	$93.4	$18.7	20.1%
Operating income	23.5	21.2	2.3	11.0%
Other income (expense)	(3.8)	(2.8)	(1.0)	-34.5%
Net earnings	11.7	13.7	(2.0)	-14.4%

Net earnings per common share — diluted:	$.38	$.45	$(.07)	-15.6%
     Revenues increased in both our theatre division and our hotels and resorts division during the first quarter of fiscal 2008, compared to the same period last year. Our total operating income (earnings before other income/expense and income taxes) increased during this same period due to improved operating results from our theatre division. The theatre division operating results were favorably impacted by new screens acquired during the fourth quarter of fiscal 2007. Our hotels and resorts division reported decreased fiscal 2008 first quarter operating income compared to the same quarter last year due in large part to the impact of a major renovation at one of our hotels. A reduction in our investment income, increased interest expense and a substantially increased effective income tax rate contributed to an overall decrease in our fiscal 2008 first quarter net earnings compared to the same period last year.
     We recognized investment income of $367,000 during the first quarter of fiscal 2008, representing a decrease of over $400,000, or 53.9%, compared to investment income of approximately $800,000 during the prior year same period. The decrease in investment income was primarily the result of reduced interest earned on our cash balances during our fiscal 2008 first quarter compared to the same period last year. Our fiscal 2008 cash balances are lower than the prior year due to the fact that we financed a portion of our fiscal 2007 fourth quarter theatre acquisition with cash. Our investment income will likely remain lower than the prior year during the remaining quarters for our fiscal 2008 as well.
     Our interest expense totaled $4.1 million for the first quarter of fiscal 2008 compared to $3.3 million during the same period last year, an increase of approximately $800,000, or 25.4%. The increase in interest expense during fiscal 2008 was also the result of increased borrowings related to the recent theatre acquisition. We expect our interest expense to continue to increase during at least the second and third quarters of fiscal 2008 compared to the same periods last year due to these same increased borrowings. Current maturities of long-term debt on our balance sheet as of August 30, 2007 included $25.4 million related to a mortgage note on our new Chicago hotel with a maturity date in December 2007. We currently anticipate extending the maturity date of this note, which would result in the majority of this amount being reclassified as long-term debt.
     We did not recognize any significant gains or losses on the disposition of property, equipment and other assets during the first quarters of fiscal 2008 or 2007. The timing of periodic sales of our property and equipment may vary from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment. We anticipate periodic additional sales of non-core property and equipment with the potential for additional disposition gains from time to time during the remainder of fiscal 2008. We currently anticipate significant negative comparisons to last year’s disposition gains during our second and third quarters of fiscal 2008 due to the fact that disposition gains during the respective fiscal 2007 periods included significant one-time gains from the sale of a valuable theatre parcel and the sale of condominium units at our Las Vegas Platinum Hotel.
     We reported net equity losses from unconsolidated joint ventures of $69,000 during the first quarter of fiscal 2008 compared to losses of approximately $300,000 during the first quarter of fiscal 2007. Losses during fiscal 2008 included a small loss from one of our remaining Baymont joint ventures. The larger loss during fiscal 2007 was primarily the result of preopening costs from our then 50% ownership interest in the joint venture that was developing the Platinum Hotel in Las Vegas. We acquired an additional equity interest in this joint venture during the last month of our fiscal 2007 second quarter and results from our Platinum Hotel venture are now included in our consolidated operating results and are no longer included in net equity losses from unconsolidated joint ventures. We expect to report a significant favorable comparison on this line item during the second quarter of fiscal 2008 compared to the same period last year due to additional preopening costs reported from the Las Vegas joint venture during last year’s second quarter.
     We reported income tax expense on continuing operations for the first quarter of fiscal 2008 of $8.0 million, an increase of $3.3 million, or 71.5%, compared to the same period of fiscal 2007. Our fiscal 2008 first quarter effective income tax rate for continuing operations was 40.6%, significantly higher than our fiscal 2007 first quarter effective rate of 25.4%. This was primarily due to the fact that last year’s effective income tax rate reflected the favorable impact of federal and state historic tax credits that were generated from our Oklahoma City Skirvin Hilton hotel project. The effective tax rate used during our fiscal 2008 first quarter reflects our current estimated rate for the full fiscal year and is slightly higher than our historical 39-40% range due to the impact of non-deductible stock compensation expense that we began reporting last year as a result of adopting a new accounting standard for employee stock option grants. Our actual fiscal 2008 effective income tax rate may be different from this estimated first quarter rate depending upon the actual facts and circumstances which develop related to this year.
Theatres
     The following table sets forth revenues, operating income and operating margin for our theatre division for the first quarters of fiscal 2008 and 2007 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2008	F2007	Amt.	Pct.

Revenues	$57.9	$46.5	$11.4	24.6%
Operating income	15.4	12.3	3.1	25.5%
Operating margin (% of revenues)	26.6%	26.4%
     Consistent with the seasonal nature of the motion picture exhibition industry, the first quarter of our fiscal year is typically the strongest period for our theatre division due to the traditionally strong summer movie season. Our theatre division recognized increased operating results for our fiscal 2008 first quarter compared to last year’s results during the same period, despite the fact that our fiscal 2008 first quarter did not include the traditionally strong Memorial Day holiday weekend and last year’s first quarter did. Our operating margin during the first quarter of fiscal 2008 increased slightly from the prior year, due in part to slightly reduced film rental and advertising costs and efficiencies gained by increased box office and concession revenues.
     The following table breaks down the components of revenues for the theatre division for the first quarters of fiscal 2008 and 2007 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2008	F2007	Amt.	Pct.

Box office receipts	$37.1	$29.9	$7.2	23.8%
Concession revenues	18.2	14.9	3.3	22.4%
Other revenues	2.6	1.7	0.9	58.1%

Total revenues	$57.9	$46.5	$11.4	24.6%
     The increase in our box office receipts and concession revenues for the first quarter of fiscal 2008 compared to the same period last year was primarily due to the impact of the 11 theatres and 122 screens that we acquired from Cinema Entertainment Corporation (CEC) and related parties during our fiscal 2007 fourth quarter. Excluding the CEC theatres and two former theatres that were open last year during the first quarter and have subsequently been closed and not replaced, box office receipts and concession revenues increased 2.5% and 3.3%, respectively. A 4.4% increase in our average ticket price for these comparable theatres and a 5.2% increase in our average concession revenues per person for the fiscal 2008 first quarter compared to the same period last year contributed to our overall increased revenues, offsetting a small decrease in attendance at these comparable theatres. Pricing and film product mix are the two primary factors that impact our average ticket price and concession sales per person. Our new Marcus Majestic Cinema in Brookfield, Wisconsin contributed to the increases in revenue per person due to premium pricing associated with our two UltraScreens® with VIP seating and our expanded food and beverage offerings at this theatre. We are currently exploring opportunities to duplicate and/or expand these food and beverage strategies in several of our existing theatres. Other revenues, which also include management fees, miscellaneous theatre revenues and family entertainment center revenues, increased during our fiscal 2008 first quarter due to increases in pre-show and lobby advertising income.
     Total theatre attendance increased 20.2% during the first quarter of fiscal 2008 compared to the same period last year. Excluding the CEC theatres and two closed theatres, theatre attendance decreased 1.9% during the quarter. The division’s fiscal 2008 first quarter decline in comparable attendance is directly attributable to the lack of the Memorial Day weekend in this year’s results. On a comparable week basis, the summer film slate performed quite well. Our highest grossing films during the quarter included Harry Potter and the Order of the Phoenix, Transformers, Ratatouille, The Bourne Ultimatum and The Simpsons Movie.
     September is typically our slowest month of the year and film product for the second quarter of fiscal 2008 has thus far produced box office results similar to the same period last year on a comparable theatre basis. The quantity of films scheduled for release during the upcoming fall and holiday season appears strong. Films scheduled to be released this fall that may generate substantial box office interest include: The Heartbreak Kid, Bee Movie, American Gangster, Fred Claus, Beowulf and Enchanted. The final week of our fiscal 2008 second quarter will include the traditionally strong Thanksgiving weekend, which should benefit our second quarter operating results. Last year, the Thanksgiving weekend was included in our fiscal 2007 third quarter. Several promising films currently scheduled to be released during the holiday season and our early fiscal 2008 third quarter include The Golden Compass, I am Legend, National Treasure: Book of Secrets and Charlie Wilson’s War. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.
     Consistent with our strategy to expand ancillary theatre revenues and maximize the opportunities for alternate programming for our auditoriums, we recently entered into a digital network affiliate agreement with National CineMedia LLC for the presentation of live and pre-recorded in-theatre events in 21 of our locations in multiple markets. The expanded programming, which will include live performances of the Metropolitan Opera, as well as sports, music and other events, should benefit our future operating results by providing revenue when our theatres may not be busy exhibiting motion pictures. We also are continuing to do further research for digital cinema and will be conducting additional tests at selected theatres over the next six months, including the newest version of the highly anticipated digital 3D technology.
     We ended the first quarter of fiscal 2008 with a total of 588 company-owned screens in 48 theatres and 6 managed screens in one theatre compared to 461 company-owned screens in 40 theatres and 40 managed screens in four theatres at the end of the same period last year. On the last day of fiscal 2007, we ceased managing two theatres with 20 screens in Chicago, Illinois and late in our fiscal 2008 first quarter, we ceased managing one other Chicago theatre with 14 screens. We recently began construction on a new UltraScreen addition to our 16-screen theatre in Pickerington, Ohio. We currently expect this additional screen to open early in our fiscal 2008 third quarter.
Hotels and Resorts
     The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the first quarters of fiscal 2008 and 2007 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2008	F2007	Amt.	Pct.

Revenues	$53.9	$46.6	$7.3	15.7%
Operating income	10.2	11.0	(0.8)	-7.3%
Operating margin (% of revenues)	19.0%	23.7%
     Our first quarter is historically the strongest quarter of the year for our hotels and resorts division due to increased travel during the summer months at our predominantly Midwestern properties. Division revenues increased during our fiscal 2008 first quarter compared to the prior year due to improved performance from our comparable company-owned hotels and resorts, the addition of one new company-owned hotel (the Skirvin Hilton), increased management fees from new contracts and shared revenues from the Platinum Hotel & Spa, which opened during last year’s second quarter. Comparisons to last year’s revenues were negatively impacted by the fact that the Columbus Westin hotel was a company-owned hotel during the fiscal 2007 first quarter and thus its revenues were included in our consolidated totals. During the fourth quarter of fiscal 2007, we sold the Columbus Westin to a joint venture in which we own a 15% minority interest. As a result, we no longer include this hotel’s results from operations in our consolidated division operating results.

     The total revenue per available room, or RevPAR, for comparable company-owned properties (excluding the Columbus Westin, InterContinental Milwaukee and Skirvin Hilton) increased 5.5% during our fiscal 2008 first quarter compared to the same quarter last year. The increase in RevPAR was primarily due to an overall 4.5% increase in average daily room rate, or ADR, for these comparable properties, resulting from increases at all five of our comparable hotels. Our overall occupancy percentage (number of occupied rooms as a percentage of available rooms) increased by 0.8 percentage points. The InterContinental Milwaukee was excluded from the comparable hotel totals due to the fact that this hotel operated under a different brand (Wyndham) during the first quarter last year prior to undergoing a significant renovation and repositioning during the second and third quarters of fiscal 2007. Including the InterContinental Milwaukee in our comparable hotel totals, RevPAR increased 7.1% during our fiscal 2008 first quarter compared to the prior year same period.
     The increase in our total division revenues during our first quarter of fiscal 2008 did not result in an increase in operating income for our hotels and resorts division compared to the same period last year, primarily due to one-time negative comparisons to last year for two hotels. The largest year-over-year decrease in operating income occurred at our Pfister Hotel and was due to the fact that our parking garage and meeting and banquet space was closed during the entire fiscal 2008 first quarter for an extensive renovation. Our meeting and banquet space was reopened early in our second quarter and we expect the parking garage to reopen by the start of our third quarter. As a result, we expect our performance at this hotel to be negatively impacted during our fiscal 2008 second quarter, but not to the same extent as in the first quarter. With a new restaurant and spa positively contributing to the Pfister Hotel’s operating results, we believe this landmark hotel in Milwaukee, Wisconsin will continue to be a strong contributor to division operating results in the future.
     First year losses from our revenue share arrangement at the Platinum Hotel & Spa also contributed to our reduced operating income during our fiscal 2008 first quarter. Unlike our Midwestern hotels, the summer time period is the slower season in Las Vegas. This hotel was not open during the first quarter of last year and even though it was incurring preopening expenses during that period, they were not included in our consolidated operating income for this division because the hotel was owned by a joint venture at that time. Excluding the operating results from the Pfister Hotel, Platinum Hotel & Spa and Columbus Westin from our totals, our division operating income for our remaining businesses would have increased approximately 17% during the first quarter of fiscal 2008 compared to the same period last year.
     The current near-term outlook for the future performance of this division continues to remain promising. Group business was relatively strong during our fiscal 2008 first quarter and the advanced booking pace at our hotels for the fall (a historically robust period for group business) appears strong. Our newest hotel, the Skirvin Hilton in Oklahoma City, has only been open for six months, but its revenues are exceeding our original expectations. Favorable comparisons to fiscal 2007 operating results at the Skirvin Hilton and our other new hotels that experienced significant preopening expenses and start-up operating losses should benefit our fiscal 2008 results from this division, particularly during our third and fourth quarters. As a result, we currently expect our division operating results to improve during each of the remaining quarters of fiscal 2008.

     We recently announced that we have been selected to manage a luxury boutique hotel that will be built as part of a master-planned, multi-use development in Carmel, Indiana. We are currently providing technical development and preopening services to the owner for a fee and we will manage the property when it opens in 2010. We also continue to provide preopening services for an under-construction Hilton Hotel in Bloomington, Minnesota. We will manage this hotel upon its scheduled opening in January 2008. We continue to pursue several new growth opportunities as well, with a focus on expanding our hotel management business. A number of the projects that we are currently exploring may also include small equity investments.
Discontinued Operations
     Early in our fiscal 2007 first quarter, we sold the remaining timeshare inventory of our Marcus Vacation Club at Grand Geneva vacation ownership development. The assets sold consisted primarily of real estate and development costs, with the purchaser acquiring the remaining 34 units of the 136-unit Marcus Vacation Club property. Our hotels and resorts division continues to provide hospitality management services for the property and continues to hold notes receivable from prior buyers of timeshare units, but no longer is in the business of selling timeshare units to customers.
     We accounted for the results of the Marcus Vacation Club as discontinued operations in our consolidated financial statements for fiscal 2007. During the first quarter of fiscal 2007, Marcus Vacation Club reported revenues from discontinued operations of $3.7 million and no operating income. Marcus Vacation Club did not have a material impact on fiscal 2008 operating results.
FINANCIAL CONDITION
Liquidity and Capital Resources
     Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $70 million of unused credit lines as of the end of our fiscal 2008 first quarter, should be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2008.
     Net cash provided by operating activities decreased by $6.3 million during the first quarter of fiscal 2008 to $19.1 million, compared to $25.4 million during the prior year’s first quarter. The decrease was due primarily to reduced earnings and unfavorable timing in the payment of accounts payable.
     Net cash used in investing activities during the fiscal 2008 first quarter totaled only $1,000, compared to $12.4 million during the fiscal 2007 first quarter. The decrease in net cash used in investing activities was primarily the result of decreased capital expenditures and purchase of interests in joint ventures, partially offset by an increase in cash received that was previously held by intermediaries.
     Capital expenditures totaled $3.8 million during the first quarter of fiscal 2008 compared to $12.3 million during the prior year’s first quarter. Fiscal 2008 first quarter capital expenditures included approximately $2.7 million incurred in our hotels and resorts division, including costs associated with the previously described renovations at our Pfister Hotel. Fiscal 2007 first quarter capital expenditures included expenditures related to the renovation of the Skirvin Hilton, expansion of our conference center at the Grand Geneva Resort & Spa and costs associated with the construction of three new theatres.
     Net cash used in financing activities during the first quarter of fiscal 2008 totaled $18.5 million compared to $1.2 million during the first quarter of fiscal 2007. Our principal payments on notes payable and long-term debt totaled approximately $20.2 million during the first quarter of fiscal 2008 compared to approximately $200,000 during the same period last year, accounting for the majority of the increase in net cash used in financing activities. Excess cash during the period was used to reduce our borrowings under our revolving credit agreement. New debt of $5.1 million related to commercial paper borrowings was added during the first quarter of fiscal 2008, compared to $4.7 million of new debt added during the same period last year. Our debt-capitalization ratio was 0.42 at August 30, 2007 compared to 0.45 at our fiscal 2007 year-end.
     During our fiscal 2008 first quarter, we repurchased approximately 66,000 of our common shares for approximately $1.4 million in conjunction with the exercise of stock options and our purchase of shares in the open market, compared to 228,000 of common shares repurchased for approximately $4.1 million during the first quarter of fiscal 2007. Our Board of Directors has authorized the repurchase of up to 4.7 million shares of our outstanding common stock. As of August 30, 2007, approximately 1.1 million shares remained available under this repurchase authorization. Any additional repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.
     We previously indicated that we expected our fiscal 2008 capital expenditures, including potential purchases of interests in joint ventures (but excluding any potential acquisitions) to be in the $60-$80 million range. Based upon our most recent review of current and proposed capital projects, we currently believe that our actual fiscal 2008 capital expenditures may be closer to the lower end of the previously indicated range. The actual timing and extent of the implementation of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have not experienced any material changes in our market risk exposures since May 31, 2007.
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
PART II — OTHER INFORMATION
Item 1A. Risk Factors
     Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007. No material change to such risk factors has occurred during the 13 weeks ended August 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds; Purchases of Equity Securities by the Issuer
     Through August 30, 2007, our Board of Directors has approved the repurchase of up to 4.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.
     The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were made in the open market and pursuant to the publicly announced repurchase authorizations described above.

				Maximum Number of
			Total Number of	Shares that May Yet
			Shares Purchased as	be Purchased Under
	Total Number of	Average Price Paid	Part of Publicly	the Plans or
Period	Shares Purchased	per Share	Announced Programs	Programs

June 1 — June 30	7,635	$24.06	7,635	1.1 million
July 1 — July 31	—	—	—	1.1 million
August 1 — August 30	58,399	20.09	58,399	1.1 million

Total	66,034	$20.55	66,034	1.1 million

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE MARCUS CORPORATION

DATE: October 9, 2007	By:	/s/ Stephen H. Marcus
Stephen H. Marcus,
Chairman of the Board, President and Chief Executive Officer

DATE: October 9, 2007	By:	/s/ Douglas A. Neis
Douglas A. Neis
Chief Financial Officer and Treasurer

S-1