Form 10-Q
period 2007-11-29
MARCUS CORP
filed 2008-01-08
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2007

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

COMMON STOCK OUTSTANDING AT JANUARY 2, 2008 – 21,045,996
CLASS B COMMON STOCK OUTSTANDING AT JANUARY 2, 2008 – 8,889,338

THE MARCUS CORPORATION

INDEX

PART I - FINANCIAL INFORMATION		Page
Item 1.	Consolidated Financial Statements:
	Consolidated Balance Sheets
	(November 29, 2007 and May 31, 2007)	3
	Consolidated Statements of Earnings
	(13 and 26 weeks ended November 29, 2007 and
	November 23, 2006)	5
	Consolidated Statements of Cash Flows
	(26 weeks ended November 29, 2007 and November 23, 2006)	6
	Condensed Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	20
PART II - OTHER INFORMATION
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds; Purchases of Equity Securities by the Issuer	20
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 6.	Exhibits	22
	Signatures	S-1

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	November 29, 2007	May 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$10,724	$12,018
Cash held by intermediaries	824	5,749
Accounts and notes receivable, net of reserves	17,795	16,224
Receivables from joint ventures, net of reserves	1,704	3,732
Refundable income taxes	1,182	5,939
Deferred income taxes	720	1,056
Condominium units held for sale	6,948	7,320
Other current assets	5,576	6,340
Assets of discontinued operations (Note 2)	--	975

Total current assets	45,473	59,353
Property and equipment:
Land and improvements	69,730	68,732
Buildings and improvements	464,053	464,928
Leasehold improvements	57,837	57,309
Furniture, fixtures and equipment	200,068	197,593
Construction in progress	8,786	3,995

Total property and equipment	800,474	792,557
Less accumulated depreciation and amortization	248,688	232,772

Net property and equipment	551,786	559,785
Other assets:
Investments in joint ventures	1,833	1,868
Goodwill	37,805	37,805
Other	39,649	39,572

Total other assets	79,287	79,245

TOTAL ASSETS	$676,546	$698,383

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	November 29, 2007	May 31, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$223	$239
Accounts payable	15,921	24,242
Taxes other than income taxes	12,915	11,215
Accrued compensation	5,856	6,720
Other accrued liabilities	20,972	24,746
Current maturities of long-term debt	57,027	57,250
Liabilities of discontinued operations (Note 2)	--	2,731

Total current liabilities	112,914	127,143
Long-term debt	188,271	199,425
Deferred income taxes	29,224	29,376
Deferred compensation and other	24,271	22,930
Shareholders’ equity:
Preferred Stock, $1 par; authorized 1,000,000 shares;
none issued	--	--
Common Stock, $1 par; authorized 50,000,000 shares;
issued 22,300,175 shares at November 29, 2007 and
22,299,925 at May 31, 2007	22,300	22,300
Class B Common Stock, $1 par; authorized 33,000,000
shares; issued and outstanding 8,889,338 at November 29,
2007 and 8,889,588 at May 31, 2007	8,889	8,890
Capital in excess of par	46,741	46,438
Retained earnings	265,366	255,727
Accumulated other comprehensive loss	(1,815)	(1,515)

	341,481	331,840
Less cost of Common Stock in treasury (1,178,694 shares at
November 29, 2007 and 795,335 shares at May 31, 2007)	(19,615)	(12,331)

Total shareholders' equity	321,866	319,509

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$676,546	$698,383

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

	November 29, 2007		November 23, 2006
(in thousands, except per share data)	13 Weeks	26 Weeks	13 Weeks	26 Weeks
Revenues:
Rooms and telephone	$25,683	$54,922	$23,546	$50,121
Theatre admissions	20,866	57,938	17,772	47,716
Theatre concessions	10,259	28,503	8,733	23,635
Food and beverage	14,676	28,894	12,117	23,806
Other revenues	11,947	25,315	8,437	18,734

Total revenues	83,431	195,572	70,605	164,012
Costs and expenses:
Rooms and telephone	8,669	18,014	8,059	16,296
Theatre operations	18,093	46,945	14,608	38,020
Theatre concessions	2,746	7,324	1,924	5,228
Food and beverage	10,850	21,777	8,716	17,178
Advertising and marketing	4,967	10,307	4,860	9,581
Administrative	8,932	18,509	7,981	16,242
Depreciation and amortization	7,959	16,041	6,303	12,708
Rent	1,292	2,423	814	1,678
Property taxes	4,245	7,128	2,730	5,247
Preopening expenses	10	309	931	1,206
Other operating expenses	7,030	14,642	5,212	10,979

Total costs and expenses	74,793	163,419	62,138	134,363

Operating income	8,638	32,153	8,467	29,649
Other income (expense):
Investment income	339	706	661	1,457
Interest expense	(3,815)	(7,936)	(3,191)	(6,477)
Gain (loss) on disposition of property, equipment and other assets	(163)	(107)	8,582	8,569
Equity losses from unconsolidated joint ventures	(69)	(138)	(1,102)	(1,399)

	(3,708)	(7,475)	4,950	2,150

Earnings from continuing operations before income taxes	4,930	24,678	13,417	31,799
Income taxes	1,990	10,007	3,154	7,828

Earnings from continuing operations	2,940	14,671	10,263	23,971
Losses from discontinued operations, net of income taxes
(benefit) of $(45) and $106 for the 13 and 26 weeks ended
November 23, 2006, respectively (Note 2)	--	--	(172)	(173)

Net earnings	$2,940	$14,671	$10,091	$23,798

Earnings per share from continuing operations - basic:
Common Stock	$0.10	$0.50	$0.35	$0.81
Class B Common Stock	$0.09	$0.46	$0.31	$0.74
Earnings per share from discontinued operations - basic:
Common Stock	$--	$--	$(0.01)	$(0.01)
Class B Common Stock	$--	$--	$--	$(0.01)
Net earnings per share - basic:
Common Stock	$0.10	$0.50	$0.34	$0.80
Class B Common Stock	$0.09	$0.46	$0.31	$0.73
Earnings per share from continuing operations - diluted:
Common Stock	$0.10	$0.48	$0.33	$0.78
Class B Common Stock	$0.09	$0.45	$0.31	$0.73
Earnings per share from discontinued operations - diluted:
Common Stock	$--	$--	$--	$(0.01)
Class B Common Stock	$--	$--	$--	$(0.01)
Net earnings per share - diluted:
Common Stock	$0.10	$0.48	$0.33	$0.77
Class B Common Stock	$0.09	$0.45	$0.31	$0.72
Dividends per share:
Class B Common Stock	$0.085	$0.170	$0.068	$0.136
Common Stock	$0.077	$0.155	$0.075	$0.150

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	26 Weeks Ended
(in thousands)	November 29, 2007	November 23, 2006
OPERATING ACTIVITIES:
Net earnings	$14,671	$23,798
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures	138	1,486
Loss (gain) on disposition of property, equipment and other assets	56	(7,368)
Loss (gain) on sale of condominium units	51	(1,411)
Distributions from joint ventures	11	184
Amortization of favorable lease right	167	191
Depreciation and amortization	16,041	12,720
Stock compensation expense	620	596
Deferred income taxes	162	1,739
Deferred compensation and other	1,329	932
Changes in assets and liabilities:
Accounts and notes receivable	(711)	607
Real estate and development costs	--	3,014
Condominium units held for sale	(88)	19
Other current assets	788	(5,243)
Accounts payable	(8,334)	(5,372)
Income taxes	5,489	3,806
Taxes other than income taxes	1,302	599
Accrued compensation	(864)	(950)
Other accrued liabilities	(1,801)	(11,892)

Total adjustments	14,356	(6,343)

Net cash provided by operating activities	29,027	17,455
INVESTING ACTIVITIES:
Capital expenditures	(10,015)	(39,309)
Net proceeds from disposals of property, equipment and other assets	36	14,368
Net proceeds from sale of condominium units	409	20,571
Net proceeds received from (held with) intermediaries	4,925	(10,008)
Contributions received from Oklahoma City	--	1,967
Increase in other assets	(1,549)	(3,621)
Purchase of interest in joint venture, net of cash received	--	(9,211)
Cash advanced to joint ventures	(100)	(51)

Net cash used in investing activities	(6,294)	(25,294)
FINANCING ACTIVITIES:
Debt transactions:
Net proceeds from issuance of notes payable and long-term debt	18,024	19,919
Principal payments on notes payable and long-term debt	(29,417)	(27,848)
Equity transactions:
Treasury stock transactions, except for stock options	(8,206)	(4,437)
Exercise of stock options	604	1,623
Dividends paid	(5,032)	(4,439)

Net cash used in financing activities	(24,027)	(15,182)

Net decrease in cash and cash equivalents	(1,294)	(23,021)
Cash and cash equivalents at beginning of period	12,018	34,528

Cash and cash equivalents at end of period	$10,724	$11,507

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED NOVEMBER 29, 2007
(Unaudited)

1.	General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 31, 2007, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the 13 and 26 weeks ended November 29, 2007 and November 23, 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the unaudited interim financial information at November 29, 2007, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods.

Comprehensive Income/Loss – Accumulated other comprehensive loss consists of the accumulated net unrealized gain on available for sale securities and the net actuarial loss, both net of tax. Accumulated other comprehensive loss was $1,815,000 and $1,515,000 as of November 29, 2007 and May 31, 2007, respectively. Total comprehensive income for the 13 and 26 weeks ended November 29, 2007 was $2,727,000 and $14,371,000, respectively. Total comprehensive income for the 13 and 26 weeks ended November 23, 2006 was $10,160,000 and $23,854,000, respectively.

Earnings Per Share (EPS) – Net earnings per share of Common Stock and Class B Common Stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share (SFAS No. 128) using the two-class method. Under the provisions of SFAS No. 128, basic net earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding less any non-vested stock. Diluted net earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and non-vested stock using the treasury method. Convertible Class B Common Stock is reflected on an if-converted basis. The computation of the diluted net earnings per share of Common Stock assumes the conversion of Class B Common Stock, while the diluted net earnings per share of Class B Common Stock does not assume the conversion of those shares.

Holders of Common Stock are entitled to cash dividends per share equal to 110% of all dividends declared and paid on each share of Class B Common Stock. As such, and in accordance with Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-06), the undistributed earnings for each period are allocated based on the proportionate share of entitled cash dividends. Basic earnings per share for the 13 and 26 weeks ended November 23, 2006 have been presented in accordance with EITF 03-06 for comparative purposes. The computation of diluted net earnings per share of Common Stock assumes the conversion of Class B Common Stock and, as such, the undistributed earnings are equal to net earnings for that computation.

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted earnings per share for earnings from continuing operations and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended November 29, 2007	13 Weeks Ended November 23, 2006	26 Weeks Ended November 29, 2007	26 Weeks Ended November 23, 2006
	(in thousands, except per share data)
Numerator:
Earnings from continuing operations	$2,940	$10,263	$14,671	$23,971

Denominator:
Denominator for basic EPS	30,228	30,354	30,271	30,317
Effect of dilutive employee stock options
and non-vested stock	263	451	340	433

Denominator for diluted EPS	30,491	30,805	30,611	30,750

Earnings per share from continuing operations -
Basic:
Common Stock	$0.10	$0.35	$0.50	$0.81
Class B Common Stock	$0.09	$0.31	$0.46	$0.74
Earnings per share from continuing operations -
Diluted:
Common Stock	$0.10	$0.33	$0.48	$0.78
Class B Common Stock	$0.09	$0.31	$0.45	$0.73

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended November 29, 2007	13 Weeks Ended November 23, 2006	26 Weeks Ended November 29, 2007	26 Weeks Ended November 23, 2006
	(in thousands)
Service Cost	$122	$108	$243	$216
Interest Cost	256	272	512	543
Net amortization of prior service cost,
transition obligation and actuarial loss	17	47	34	93

Net periodic pension cost	$395	$427	$789	$852

2.	Discontinued Operations

On June 29, 2006, the Company sold the remaining timeshare inventory of its Marcus Vacation Club at Grand Geneva vacation ownership development. The assets sold consisted primarily of real estate and development costs. The sale did not have a material impact on the Company’s results of operations for the periods presented. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), the results of operations of the Marcus Vacation Club have been reported as discontinued operations in the consolidated statements of earnings for the 13 and 26 weeks ended November 23, 2006. Marcus Vacation Club revenues for the 13 and 26 weeks ended November 23, 2006 were $0 and $3,680,000, respectively. Marcus Vacation Club operating loss for the 13 and 26 weeks ended November 23, 2006 was $8,000 and $29,000, respectively. Beginning with the fiscal 2008 first quarter, any remaining assets and related results of operations from the Marcus Vacation Club, as well as from two remaining joint venture hotels from the Company’s former limited-service lodging division, have been included in the hotels and resorts segment financial results.

3.	Income Taxes

On June 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.

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

The Company recognizes interest and penalty expense related to unrecognized tax benefits in its provision for income tax expense. Interest and penalty expense was not material in both the 13 and 26 weeks ended November 29, 2007. As of June 1, 2007, the Company had $120,000 of accrued interest and penalties included in the amount of unrecognized tax benefits.

The Company’s effective income tax rate for continuing operations for the 26 weeks ended November 29, 2007 and November 23, 2006 was 40.6% and 24.6%, respectively. The increase in the effective rate is primarily due to the impact of federal and state historic tax credits that were generated in fiscal 2007 upon completion of the renovation of a hotel in Oklahoma City, Oklahoma that were not replicated in fiscal 2008.

4.	Contingency

The Company has approximately six years remaining on a ten and one half-year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $2,651,000 as of November 29, 2007.

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

Following is a summary of business segment information for the 13 and 26 weeks ended November 29, 2007 and November 23, 2006 (in thousands):

13 Weeks Ended November 29, 2007	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$33,285	$49,760	$386	$83,431	$--	$83,431
Operating income (loss)	4,296	6,833	(2,491)	8,638	--	8,638
Depreciation and amortization	3,709	4,082	168	7,959	--	7,959

13 Weeks Ended November 23, 2006	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$28,039	$42,254	$312	$70,605	$9	$70,614
Operating income (loss)	4,751	6,116	(2,400)	8,467	73	8,540
Depreciation and amortization	2,788	3,338	177	6,303	--	6,303

26 Weeks Ended November 29, 2007	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$91,182	$103,697	$693	$195,572	$--	$195,572
Operating income (loss)	19,680	17,066	(4,593)	32,153	--	32,153
Depreciation and amortization	7,462	8,233	346	16,041	--	16,041

26 Weeks Ended November 23, 2006	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
Revenues	$74,517	$88,865	$630	$164,012	$3,690	$167,702
Operating income (loss)	17,008	17,152	(4,511)	29,649	12	29,661
Depreciation and amortization	5,636	6,657	415	12,708	12	12,720

THE MARCUS CORPORATION

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Special Note Regarding Forward-Looking Statements

        Certain matters discussed in this Management’s Discussion and Analysis of Results of Operations and Financial Condition are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division, as well as other industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (2) the effects of increasing depreciation expenses and preopening and start-up costs due to the capital intensive nature of our businesses; (3) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (4) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (5) the effects on our occupancy and room rates resulting from the relative industry supply of available rooms at comparable lodging facilities in our markets; (6) the effects of competitive conditions in our markets; (7) our ability to identify properties to acquire, develop and/or manage and continuing availability of funds for such development; and (8) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, the United States’ responses thereto and subsequent hostilities. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

General

        We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2008 will be a 52-week year. Fiscal 2007 was a 53-week year and our reported results for fiscal 2007 benefited from the additional week of reported operations. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts. The assets and related results of operations from our former vacation ownership development adjacent to the Grand Geneva Resort and our two remaining joint venture Baymont Inns & Suites were presented as discontinued operations in the accompanying financial statements during fiscal 2007. Beginning with the fiscal 2008 first quarter, any remaining assets and related results of operations from these businesses are included in our hotels and resorts segment.

        The following table sets forth revenues, operating income, other income (expense), earnings from continuing operations, earnings from discontinued operations, net earnings and earnings per common share for the comparable second quarter and first half of fiscal 2008 and 2007 (in millions, except for per share and variance percentage data):

	Second Quarter				First Half
			Variance				Variance
	F2008	F2007	Amt.	Pct.	F2008	F2007	Amt.	Pct.
Revenues	$83.4	$70.6	$12.8	18.2%	$195.6	$164.0	$31.6	19.2%
Operating income	8.6	8.5	0.1	2.0%	32.2	29.6	2.6	8.4%
Other income (expense)	(3.7)	5.0	(8.7)	-174.9%	(7.5)	2.2	(9.7)	-447.7%
Earnings from
continuing operations	2.9	10.3	(7.4)	-71.4%	14.7	24.0	(9.3)	-38.8%
Earnings from
discontinued operations	--	(0.2)	0.2	100.0%	--	(0.2)	0.2	100.0%
Net earnings	$2.9	$10.1	$(7.2)	-70.9%	$14.7	$23.8	$(9.1)	-38.4%
Earnings per common share -
Diluted:
Continuing operations	$.10	$.33	$(.23)	-69.7%	$.48	$.78	$(.30)	-38.5%
Discontinued operations	--	--	--	--	--	(.01)	.01	100.0%
Net earnings	$.10	$.33	$(.23)	-69.7%	$.48	$.77	$(.29)	-37.7%

        Revenues increased in both of our operating divisions during the second quarter of fiscal 2008 and an increase in operating income (earnings before other income/expense and income taxes) from our hotels and resorts division offset a small decrease in operating income from our theatre division during the second quarter, compared to the same prior year period. Through the first half of fiscal 2008, revenues increased for both operating divisions compared to the first half of fiscal 2007 and operating income increased due to an increase in theatre division operating income. Hotel division first half operating income was even with last year . Our fiscal 2008 second quarter theatre division revenues were favorably impacted by new screens acquired during the fourth quarter of fiscal 2007, but operating results were negatively impacted by a weaker slate of movies compared to the prior year. The hotels and resorts division operating results during our fiscal 2008 second quarter were favorably impacted by improved results at several of our newer hotels, partially offset by a one-time real estate tax adjustment at one of our company-owned hotels. Fiscal 2008 first half hotel division operating results were negatively impacted by a major renovation at one of our hotels. A reduction in our investment income, increased interest expense, last year’s significant gains on disposition of property, equipment and other assets and a substantially increased effective income tax rate contributed to an overall decrease in our fiscal 2008 second quarter and first half net earnings compared to the same periods last year.

        We recognized investment income of approximately $340,000 and $700,000 during the second quarter and first half of fiscal 2008, respectively, compared to approximately $660,000 and $1.5 million during the same periods last year. The decrease in investment income during both periods was primarily the result of reduced interest earned on our cash balances during our fiscal 2008 periods compared to the same periods last year. Our fiscal 2008 cash balances were lower than the prior year due to the fact that we financed a portion of our fiscal 2007 fourth quarter theatre acquisition with cash. For this reason, our investment income for the remaining quarters for our fiscal 2008 will likely remain lower than the prior year.

        Our interest expense totaled $3.8 million and $7.9 million for the second quarter and first half of fiscal 2008, respectively, compared to $3.2 million and $6.5 million during the same periods last year. The increase in interest expense during fiscal 2008 was also the result of increased borrowings related to our fiscal 2007 fourth quarter theatre acquisition. For this reason, we expect our fiscal 2008 third quarter interest expense to continue to increase compared to the same period last year. Current maturities of long-term debt on our balance sheet as of November 29, 2007 included $25.2 million related to a mortgage note on our new Chicago hotel with a maturity date recently extended to March 2008. We currently anticipate further extending the maturity date of this note, which may result in the majority of this amount being reclassified as long-term debt.

        We did not recognize any significant gains or losses on the disposition of property, equipment and other assets during the second quarter and first half of fiscal 2008. Comparisons to last year were negatively impacted by the fact that we recognized gains on the disposition of property, equipment and other assets totaling $8.6 million during the second quarter and first half of fiscal 2007. The fiscal 2007 second quarter gains included a gain of approximately $1.6 million related to the sale of a former restaurant property in Appleton, Wisconsin, a gain of approximately $5.1 million related to the sale of a theatre in Waukesha, Wisconsin and a pro-rated gain of approximately $1.4 million related to the sale of condominium units at our Las Vegas Platinum Hotel. We currently anticipate another significant negative comparison to last year’s disposition gains during our fiscal 2008 third quarter. Disposition gains during the fiscal 2007 third quarter included significant one-time gains of approximately $5.5 million primarily resulting from the sale of condominium units at our Las Vegas Platinum Hotel. The timing of periodic sales of our property and equipment may vary from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment. We anticipate periodic additional sales of non-core property and equipment with the potential for additional disposition gains from time to time during the remainder of fiscal 2008, including a gain during our fiscal 2008 third quarter related to the sale of one of our two remaining Baymont Inn joint ventures.

        We reported net equity losses from unconsolidated joint ventures of approximately $70,000 during the second quarter of fiscal 2008 compared to net equity losses of over $1.1 million during the same period last year. For the first half of fiscal 2008, net equity losses have totaled approximately $140,000 compared to $1.4 million during the first half of fiscal 2007. Losses during fiscal 2008 included a small loss from one of our remaining Baymont joint ventures. The greater loss during fiscal 2007 was primarily the result of preopening costs from our then 50% ownership interest in the joint venture that was developing the Platinum Hotel in Las Vegas. We acquired an additional equity interest in this joint venture during the last month of our fiscal 2007 second quarter. Results from our Platinum Hotel venture are now included in our consolidated operating results and are no longer included in net equity losses from unconsolidated joint ventures. We do not expect significant variations in net equity earnings or losses during the remainder of fiscal 2008.

        We reported income tax expense on continuing operations for the second quarter and first half of fiscal 2008 of $2.0 million and $10.0 million, respectively, compared to $3.2 million and $7.8 million during the same periods of fiscal 2007. Our fiscal 2008 second quarter and first half effective income tax rates for continuing operations were 40.4% and 40.6%, respectively. These rates were significantly higher than our fiscal 2007 second quarter and first half effective rates of 23.5% and 24.6%. These higher rates are primarily due to the fact that last year’s effective income tax rate reflected the favorable impact of federal and state historic tax credits that were generated from our Oklahoma City Skirvin Hilton hotel project. The effective tax rate used during our fiscal 2008 periods reflects our current estimated rate for the full fiscal year and is slightly higher than our historical 39-40% range due to the impact of non-deductible stock compensation expense that we began reporting last year as a result of adopting a new accounting standard for employee stock option grants. Our actual fiscal 2008 effective income tax rate may be different from this estimated first half rate depending upon the actual facts and circumstances which may develop throughout this fiscal year.

        Net earnings during the fiscal 2007 second quarter and first half included a net after-tax loss from discontinued operations of approximately $170,000. A brief discussion of this item is included in the Discontinued Operations section following.

Theatres

        The following table sets forth revenues, operating income and operating margin for our theatre division for the second quarter and first half of fiscal 2008 and 2007 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2008	F2007	Amt.	Pct.	F2008	F2007	Amt.	Pct.
Revenues	$33.3	$28.0	$5.3	18.7%	$91.2	$74.5	$16.7	22.4%
Operating income	4.3	4.8	(0.5)	-9.6%	19.7	17.0	2.7	15.7%
Operating margin	12.9%	16.9%			21.6%	22.8%
(% of revenues)

        Consistent with the seasonal nature of the motion picture exhibition industry, the second quarter of our fiscal year is typically the slowest period for our theatre division. Our theatre division recognized decreased operating income for our fiscal 2008 second quarter compared to last year’s results during the same period. Our fiscal 2008 first half revenues and operating income remained ahead of last year’s same period due to the impact of the 11 theatres and 122 screens that we acquired from Cinema Entertainment Corporation (CEC) and related parties during our fiscal 2007 fourth quarter and a stronger first quarter film slate. Our operating margin decreased during the second quarter and first half of fiscal 2008 due to reduced second quarter box office and concession revenues at comparable theatres and higher occupancy costs.

        The following table breaks down the components of revenues for the theatre division for the second quarter and first half of fiscal 2008 and 2007 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2008	F2007	Amt.	Pct.	F2008	F2007	Amt.	Pct.
Box office receipts	$20.9	$17.8	$3.1	17.4%	$57.9	$47.7	$10.2	21.4%
Concession revenues	10.3	8.7	1.6	17.5%	28.5	23.6	4.9	20.6%
Other revenues	2.1	1.5	0.6	40.8%	4.8	3.2	1.6	49.7%

Total revenues	$33.3	$28.0	$5.3	18.7%	$91.2	$74.5	$16.7	22.4%

        The increase in our box office receipts and concession revenues for the second quarter and first half of fiscal 2008 compared to the same periods last year was primarily due to the impact of the recently acquired CEC theatres. Excluding the CEC theatres and two former theatres that were open last year and which have subsequently been closed and not replaced, box office receipts and concession revenues decreased 4.5% and 2.9%, respectively, during the second quarter compared to the same period last year due to a decrease in attendance. For the first half of fiscal 2008, excluding these same theatres, box office receipts decreased 0.1% and concession revenues increased 1.0% compared to the first half of fiscal 2007.

        Our average ticket price for these comparable theatres increased 5.4% and 4.7%, respectively, during our fiscal 2008 second quarter and first half compared to the same periods last year, partially offsetting the decrease in attendance at these comparable theatres. Our average concession sales per person at these comparable theatres increased 7.3% during the fiscal 2008 second quarter and 5.9% during the fiscal 2008 first half compared to the same periods last year. Pricing and film product mix are the two primary factors that impact our average ticket price and concession sales per person. Our new Marcus Majestic Cinema in Brookfield, Wisconsin contributed to the increases in revenue per person due to premium pricing associated with VIP seating in our two UltraScreens® and our expanded food and beverage offerings at this theatre. We are currently exploring opportunities to duplicate and/or expand these food and beverage strategies in several of our existing theatres. Other revenues, which also include management fees, miscellaneous theatre revenues and family entertainment center revenues, increased during our fiscal 2008 second quarter and first half due to increases in pre-show and lobby advertising income.

        Total theatre attendance increased 13.6% and 17.8%, respectively, during the second quarter and first half of fiscal 2008 compared to the same periods last year. Excluding the CEC theatres and two closed theatres, theatre attendance decreased 9.3% during the quarter and 4.7% during the first half of fiscal 2008 compared to the same fiscal 2007 periods. The division’s fiscal 2008 second quarter decline in comparable attendance is primarily attributable to a weaker film slate compared to last year. Our year-to-date attendance was negatively impacted by the lack of the traditionally strong Memorial Day weekend this year, partially offset by the fact that our fiscal 2008 second quarter included the Thanksgiving weekend (which was included in our third quarter during fiscal 2007). We also have five locations where new motion picture theatres have opened within 10 miles of our theatres and have had some negative impact on our attendance at those locations. Our highest grossing films during the quarter included Bee Movie, American Gangster and The Game Plan. Our highest grossing films during the fiscal 2007 second quarter included the Academy Award best picture winner, The Departed, as well as Open Season and Borat.

        The lack of the Thanksgiving weekend during the fiscal 2008 third quarter will negatively impact our comparisons to last year’s operating results from comparable theatres. Nonetheless, several films performed quite well during the holiday season, including Enchanted, I am Legend and National Treasure: Book of Secrets. Films scheduled to be released during the remainder of our fiscal 2008 third quarter that may also generate substantial box office interest include The Bucket List, 27 Dresses, Cloverfield, Fools Gold and The Spiderwick Chronicles. The extended outlook for the quantity of film product looks promising, particularly during the summer of 2008, but fiscal 2008 fourth quarter comparisons to last year will be negatively impacted by the fact that our fiscal 2007 fourth quarter included May sequels to the blockbuster franchises Spider-Man, Shrek and Pirates of the Caribbean and included an extra week as a result of our 53-week fiscal year. Films scheduled to be released during May this year include Iron Man, Chronicles of Narnia: Prince Caspian and Indiana Jones and the Kingdom of the Crystal Skull. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

        Consistent with our strategy to expand ancillary theatre revenues and maximize the opportunities for alternate programming for our auditoriums, during the second quarter we entered into a digital network affiliate agreement with National CineMedia LLC for the presentation of live and pre-recorded in-theatre events in 21 of our locations in multiple markets. The expanded programming, which will include live performances of the Metropolitan Opera, as well as sports, music and other events, should benefit our future operating results by providing revenue during our theatres slower periods. We were pleased with the initial results from recent Garth Brooks and Celine Dion concerts, as well as the first opera performance. We also are further researching digital cinema and will be conducting additional tests at selected theatres during the remainder of fiscal 2008. During the second quarter of fiscal 2008, we installed the newest version of the highly anticipated digital 3D technology at two of our theatres and received very positive response from the initial presentation of Beowulf in 3D. In February 2008, we will show the Hannah Montana/Miley Cyrus: Best of Both Worlds Concert in Disney Digital 3D for one week at the same two theatres.

        We ended the first half of fiscal 2008 with a total of 588 company-owned screens in 48 theatres and 6 managed screens in one theatre compared to 468 company-owned screens in 40 theatres and 40 managed screens in four theatres at the end of the same period last year. We recently ceased managing three theatres with 34 screens in Chicago, Illinois. Early in our fiscal 2008 third quarter, we opened our circuit’s 11th UltraScreen at our theatre in Pickerington, Ohio. We also continue to explore opportunities to acquire additional theatres.

Hotels and Resorts

        The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the second quarter and first half of fiscal 2008 and 2007 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2008	F2007	Amt.	Pct.	F2008	F2007	Amt.	Pct.
Revenues	$49.8	$42.3	$7.5	17.8%	$103.7	$88.9	$14.8	16.7%
Operating income	6.8	6.1	0.7	11.7%	17.1	17.2	(0.1)	-0.5%
Operating margin	13.7%	14.5%			16.5%	19.3%
(% of revenues)

        Division revenues increased during our fiscal 2008 second quarter and first half compared to the prior year same periods due to improved performance from our comparable company-owned hotels and resorts, the addition of one new company-owned hotel (the Skirvin Hilton), increased management fees from new contracts and shared revenues from the Platinum Hotel & Spa, which opened during last year’s second quarter. Comparisons to last year’s revenues were negatively impacted by the fact that the Columbus Westin hotel was a company-owned hotel during the fiscal 2007 comparable periods and thus its revenues were included in our consolidated totals. During the fourth quarter of fiscal 2007, we sold the Columbus Westin to a joint venture in which we own a 15% minority interest. As a result, we no longer include this hotel’s results from operations in our consolidated division operating results.

        The total revenue per available room, or RevPAR, for company-owned properties (excluding the recently opened Skirvin Hilton) increased 5.3% and 6.2%, respectively, during our fiscal 2008 second quarter and first half compared to the same periods last year. Improved results from our InterContinental Milwaukee hotel, which had just completed a major renovation under a different brand during the second quarter last year and was repositioned to the upscale InterContinental brand early in the fiscal 2007 third quarter, contributed to these strong results. The increases in RevPAR were primarily due to increases in our average daily room rate, or ADR, for these comparable properties of 4.4% and 4.8%, respectively, during these same periods. Our overall occupancy percentage (number of occupied rooms as a percentage of available rooms) increased by 0.6 percentage points and 1.0 percentage points, respectively, during the fiscal 2008 second quarter and first half compared to the same periods last year.

        Division operating income increased during our fiscal 2008 second quarter compared to the same period last year due to the increased revenues, but our division operating margin declined and our division operating income was negatively impacted by approximately $1.2 million during the second quarter by the cumulative impact of a real estate tax adjustment received during our second quarter related to our Chicago Four Points hotel. The increase in our total division revenues during our first half of fiscal 2008 did not result in an increase in operating income for our hotels and resorts division compared to the same period last year, primarily due to the aforementioned real estate tax adjustment and one-time negative comparisons to last year for two hotels. The largest year-to-date decrease in operating income occurred at our Pfister Hotel and was due to the fact that our parking garage was closed during the entire fiscal 2008 first half and our meeting and banquet space was closed during the entire fiscal 2008 first quarter for an extensive renovation. Our meeting and banquet space was reopened early in our second quarter and the parking garage was reopened early in our third quarter.

        First year losses from our revenue share arrangement at the Platinum Hotel & Spa also contributed to our reduced operating income during our fiscal 2008 second quarter and first half. This hotel did not open until the last month of the second quarter last year. Even though this hotel was incurring preopening expenses during that period, such expenses were not included in our consolidated operating income for this division because the hotel was owned by a joint venture at that time. These factors negatively impacted the operating income comparisons this year.

        The current near-term outlook for the future performance of this division continues to remain promising. Although group business booked at a slower pace at a couple of our hotels during our fiscal 2008 second quarter and the Milwaukee city-wide convention line-up for calendar 2008 does not look very strong, we are generally pleased with the current advanced booking pace at our hotels for the upcoming months. Hotel supply growth in our markets has been fairly modest, although a new competitive waterpark resort will be opening shortly in a community near our Lake Geneva resort property. Our newest hotel, the Skirvin Hilton in Oklahoma City, has now been open for nine months and its revenues continue to exceed our original expectations. Our fiscal 2008 third and fourth quarter operating results will compare favorably to fiscal 2007 operating results due to the fact that the Skirvin Hilton and our other new hotels experienced start-up operating losses and approximately $3.5 million in one-time preopening expenses during those same quarters last year. As a result, we currently expect our division operating results to improve during each of the remaining quarters of fiscal 2008.

        During our fiscal 2008 second quarter, we were selected to manage a luxury boutique hotel that will be built as part of a master-planned, multi-use development in Carmel, Indiana (scheduled to open in 2010) and the four-star Venturella Resort in Orlando, Florida (currently under renovation and scheduled to open in mid-2008). We are currently providing technical development and preopening services to both of the owners for a fee. We also continue to provide preopening services for an under-construction Hilton Hotel in Bloomington, Minnesota. We will manage this hotel upon its scheduled opening in January 2008. We continue to pursue several new growth opportunities as well, with a focus on expanding our hotel management business. A number of the projects that we are currently exploring may also include small equity investments.

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

        We accounted for the results of the Marcus Vacation Club as discontinued operations in our consolidated financial statements for fiscal 2007. During the first half of fiscal 2007, Marcus Vacation Club reported revenues from discontinued operations of $3.7 million and no operating income. Marcus Vacation Club did not have a material impact on our fiscal 2008 operating results.

FINANCIAL CONDITION

Liquidity and Capital Resources

        Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenues are derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, together with our cash balances and the availability of $57 million of unused credit lines as of the end of the fiscal 2008 second quarter, will be adequate to support the near-term anticipated ongoing operational liquidity needs of our businesses.

        Net cash provided by operating activities increased by $11.5 million during the first half of fiscal 2008 to $29.0 million, compared to $17.5 million during the prior year’s first half. The increase was due primarily to increased depreciation and amortization and favorable timing in the payment of other current assets and other accrued liabilities.

        Net cash used in investing activities during the fiscal 2008 first half totaled $6.3 million, compared to $25.3 million during the first half of fiscal 2007. The decrease in net cash used in investing activities was primarily the result of decreased capital expenditures and purchase of interests in joint ventures and an increase in cash received that was previously held by intermediaries, partially offset by reduced proceeds from the disposition of property, equipment, other assets and condominium units.

        Capital expenditures totaled $10.0 million during the first half of fiscal 2008 compared to $39.3 million during the prior year’s first half. Fiscal 2008 first half capital expenditures included approximately $7.1 million incurred in our hotels and resorts division, including costs associated with the previously described renovations at our Pfister Hotel. Fiscal 2007 first half capital expenditures included expenditures related to the renovation of the Skirvin Hilton and InterContinental Milwaukee, expansion of our conference center at the Grand Geneva Resort & Spa and costs associated with the construction of three new theatres.

        Net cash used in financing activities during the first half of fiscal 2008 totaled $24.0 million compared to $15.2 million during the first half of fiscal 2007. Our principal payments on notes payable and long-term debt totaled approximately $29.4 million during the first half of fiscal 2008 compared to approximately $27.8 during the same period last year. New debt of $18.0 million related primarily to commercial paper borrowings was added during the first half of fiscal 2008, compared to $19.9 million of new debt added during the same period last year. Our debt-capitalization ratio was 0.43 at November 29, 2007 compared to 0.45 at our fiscal 2007 year-end.

        During our fiscal 2008 first half, we repurchased approximately 445,000 of our common shares for approximately $8.4 million in conjunction with the exercise of stock options and our purchase of shares in the open market, compared to 251,000 of common shares repurchased for approximately $4.6 million during the first half of fiscal 2007. Our Board of Directors has authorized the repurchase of up to 4.7 million shares of our outstanding common stock. As of November 29, 2007, approximately 700,000 shares remained available under this repurchase authorization. We have repurchased additional shares early in our fiscal 2008 third quarter and any additional repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

        We previously indicated that we expected our fiscal 2008 capital expenditures, including potential purchases of interests in joint ventures to be in the $60-$80 million range, without taking into account any potential significant acquisitions. Based upon our most recent review of current and proposed capital projects, we currently believe that our actual fiscal 2008 capital expenditures may be closer to $35-$45 million, again excluding any potential acquisitions. The actual timing and extent of the implementation of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive acquisition and other expansion opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.

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

        Risk factors relating to the Company are contained in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007. No material change to such risk factors has occurred during the 26 weeks ended November 29, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds; Purchases of Equity Securities by the Issuer

        Through November 29, 2007, our Board of Directors has approved the repurchase of up to 4.7 million shares of our outstanding Common Stock. Under this authorization, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock plans or other general corporate purposes. This authorization does not have an expiration date but is evaluated by our Board periodically.

        The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were made in the open market and pursuant to the publicly announced repurchase authorization described above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
August 31 - September 30	--	$ --	--	1.1 million
October 1 - October 30	1,876	20.32	1,876	1.1 million
October 31 - November 29	377,357	18.50	377,357	.7 million

Total	379,233	$ 18.50	379,233	.7 million

Item 4.	Submission of Matters to a Vote of Security Holders

        Our 2007 annual meeting of shareholders was held on Tuesday, October 16, 2007 (the “Annual Meeting”). At the Annual Meeting, the following matter was voted on in person or by proxy and approved by our shareholders:

1.	Our shareholders voted to elect Stephen H. Marcus, Diane Marcus Gershowitz, Daniel F. McKeithan, Jr., Allan H. Selig, Timothy E. Hoeksema, Bruce J. Olson, Philip L. Milstein, Bronson J. Haase, James D. Ericson and Gregory S. Marcus to our Board of Directors for one-year terms to expire at our 2008 annual meeting of shareholders and until their successors are duly qualified and elected.

        As of the August 6, 2007 record date for the Annual Meeting, 21,458,846 shares of Common Stock and 8,889,588 shares of Class B Common Stock were outstanding and eligible to vote, with the Common Stock entitled to one vote per share and the Class B Common Stock entitled to ten votes per share. Following are the final votes on the matter presented for shareholder approval at the Annual Meeting:

Election of Directors

	For		Withheld
Name	Votes	Percentage(1)	Votes	Percentage(1)
Stephen H. Marcus	94,782,867	93.77%	6,300,996	6.23%
Diane Marcus Gershowitz	96,240,180	95.21%	4,843,683	4.79%
Daniel F. McKeithan, Jr.	100,344,976	99.27%	738,887	0.73%
Allan H. Selig	95,074,959	94.06%	6,008,904	5.94%
Timothy E. Hoeksema	100,794,958	99.71%	288,905	0.29%
Bruce J. Olson	94,768,672	93.75%	6,315,191	6.25%
Philip L. Milstein	100,505,698	99.43%	578,165	0.57%
Bronson J. Haase	100,146,871	99.07%	936,992	0.93%
James D. Ericson	100,500,249	99.42%	583,614	0.58%
Gregory S. Marcus	94,794,849	93.78%	6,289,014	6.22%

(1)	Based on a total of all votes represented by shares of Common Stock and Class B Common Stock actually voted in person or by proxy at the Annual Meeting.

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: January 8, 2008	By: /s/ Stephen H. Marcus
Stephen H. Marcus,
Chairman of the Board, President and
Chief Executive Officer
DATE: January 8, 2008	By: /s/ Douglas A. Neis
Douglas A. Neis
Chief Financial Officer and Treasurer

S-1