Form 10-Q
period 2008-02-28
MARCUS CORP
filed 2008-04-08
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2008

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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
COMMON STOCK OUTSTANDING AT APRIL 4, 2008 — 20,795,047
CLASS B COMMON STOCK OUTSTANDING AT APRIL 4, 2008 — 8,889,338

THE MARCUS CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	February 28,	May 31,
(in thousands, except share and per share data)	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$9,503	$12,018
Cash held by intermediaries	811	5,749
Accounts and notes receivable, net of reserves	15,786	16,224
Receivables from joint ventures, net of reserves	2,359	3,732
Refundable income taxes	354	5,939
Deferred income taxes	552	1,056
Condominium units held for sale	6,948	7,320
Other current assets	5,376	6,340
Assets of discontinued operations (Note 2)	—	975

Total current assets	41,689	59,353

Property and equipment:
Land and improvements	70,652	68,732
Buildings and improvements	467,194	464,928
Leasehold improvements	58,133	57,309
Furniture, fixtures and equipment	197,131	197,593
Construction in progress	10,927	3,995

Total property and equipment	804,037	792,557
Less accumulated depreciation and amortization	251,816	232,772

Net property and equipment	552,221	559,785

Other assets:
Investments in joint ventures	1,610	1,868
Goodwill	37,805	37,805
Other	37,336	39,572

Total other assets	76,751	79,245

TOTAL ASSETS	$670,661	$698,383

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	February 28,	May 31,
(in thousands, except share and per share data)	2008	2007

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$225	$239
Accounts payable	13,827	24,242
Taxes other than income taxes	11,595	11,215
Accrued compensation	8,014	6,720
Other accrued liabilities	25,570	24,746
Current maturities of long-term debt	31,904	57,250
Liabilities of discontinued operations (Note 2)	—	2,731

Total current liabilities	91,135	127,143

Long-term debt	211,012	199,425

Deferred income taxes	28,924	29,376

Deferred compensation and other	24,415	22,930

Shareholders’ equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,300,175 shares at February 28, 2008 and 22,299,925 shares at May 31, 2007	22,300	22,300
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,889,338 shares at February 28, 2008 and 8,889,588 shares at May 31, 2007	8,889	8,890
Capital in excess of par	46,897	46,438
Retained earnings	264,701	255,727
Accumulated other comprehensive loss	(2,287)	(1,515)

	340,500	331,840
Less cost of Common Stock in treasury (1,549,645 shares at February 28, 2008 and 795,335 shares at May 31, 2007)	(25,325)	(12,331)

Total shareholders’ equity	315,175	319,509

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$670,661	$698,383

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

	February 28, 2008		February 22, 2007
(in thousands, except per share data)	13 Weeks	39 Weeks	13 Weeks	39 Weeks

Revenues:
Rooms and telephone	$16,358	$71,280	$14,361	$64,482
Theatre admissions	29,423	87,361	23,431	71,147
Theatre concessions	14,443	42,946	11,747	35,382
Food and beverage	13,162	42,056	10,918	34,724
Other revenues	12,654	37,969	10,961	29,695

Total revenues	86,040	281,612	71,418	235,430

Costs and expenses:
Rooms and telephone	7,959	25,973	7,282	23,578
Theatre operations	24,681	71,626	19,585	57,605
Theatre concessions	3,473	10,797	2,630	7,858
Food and beverage	10,794	32,571	9,648	26,826
Advertising and marketing	4,593	14,900	4,602	14,183
Administrative	8,953	27,462	7,864	24,106
Depreciation and amortization	7,656	23,697	6,897	19,605
Rent	1,116	3,539	795	2,473
Property taxes	3,767	10,895	2,099	7,346
Preopening expenses	9	318	2,010	3,216
Other operating expenses	6,782	21,424	6,153	17,132

Total costs and expenses	79,783	243,202	69,565	203,928

Operating income	6,257	38,410	1,853	31,502

Other income (expense):
Investment income	276	982	727	2,184
Interest expense	(3,566)	(11,502)	(3,359)	(9,836)
Gain on disposition of property, equipment and other assets	155	48	5,519	14,088
Equity earnings (losses) from unconsolidated joint ventures	(184)	(322)	24	(1,375)

	(3,319)	(10,794)	2,911	5,061

Earnings from continuing operations before income taxes	2,938	27,616	4,764	36,563
Income taxes	1,153	11,160	510	8,338

Earnings from continuing operations	1,785	16,456	4,254	28,225

Losses from discontinued operations, net of income taxes of $21 and $128 for the 13 and 39 weeks ended February 22, 2007, respectively (Note 2)	—	—	(226)	(399)

Net earnings	$1,785	$16,456	$4,028	$27,826

Earnings per share from continuing operations — basic:
Common Stock	$0.06	$0.56	$0.14	$0.95
Class B Common Stock	$0.06	$0.52	$0.13	$0.87
Earnings per share from discontinued operations — basic:
Common Stock	$—	$—	$—	$(0.01)
Class B Common Stock	$—	$—	$(0.01)	$(0.02)
Net earnings per share — basic:
Common Stock	$0.06	$0.56	$0.14	$0.94
Class B Common Stock	$0.06	$0.52	$0.12	$0.85

Earnings per share from continuing operations — diluted:
Common Stock	$0.06	$0.54	$0.14	$0.91
Class B Common Stock	$0.06	$0.51	$0.13	$0.86
Earnings per share from discontinued operations — diluted:
Common Stock	$—	$—	$(0.01)	$(0.01)
Class B Common Stock	$—	$—	$(0.01)	$(0.02)
Net earnings per share — diluted:
Common Stock	$0.06	$0.54	$0.13	$0.90
Class B Common Stock	$0.06	$0.51	$0.12	$0.84

Dividends per share:
Common Stock	$0.085	$0.255	$0.085	$0.235
Class B Common Stock	$0.077	$0.232	$0.077	$0.214
See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	39 Weeks Ended
	February 28,	February 22,
(in thousands)	2008	2007

OPERATING ACTIVITIES:
Net earnings	$16,456	$27,826
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures	322	1,646
Gain on disposition of property, equipment and other assets	(99)	(8,012)
Loss (gain) on sale of condominium units	51	(6,313)
Distributions from joint ventures	11	184
Amortization of favorable lease right	250	273
Depreciation and amortization	23,697	19,617
Stock compensation expense	869	941
Deferred income taxes	347	1,687
Deferred compensation and other	1,096	1,638
Changes in assets and liabilities:
Accounts and notes receivable	1,651	3,071
Real estate and development costs	—	3,161
Condominium units held for sale	(88)	121
Other current assets	988	6,555
Accounts payable	(10,428)	(1,549)
Income taxes	6,317	1,194
Taxes other than income taxes	(18)	(1,074)
Accrued compensation	1,294	(1,680)
Other accrued liabilities	2,831	(7,144)

Total adjustments	29,091	14,316

Net cash provided by operating activities	45,547	42,142

INVESTING ACTIVITIES:
Capital expenditures	(18,436)	(68,074)
Net proceeds from disposals of property, equipment and other assets	36	15,173
Net proceeds from sale of condominium units	409	93,235
Net proceeds received from (held with) intermediaries	4,938	(16,858)
Contributions received from Oklahoma City	—	3,386
Increase in other assets	(191)	(6,857)
Purchase of interest in joint venture, net of cash received	—	(9,211)
Cash advanced to joint ventures	(158)	(275)

Net cash provided by (used in) investing activities	(13,402)	10,519

FINANCING ACTIVITIES:
Debt transactions:
Net proceeds from issuance of notes payable and long-term debt	18,695	37,089
Principal payments on notes payable and long-term debt	(32,468)	(91,877)
Equity transactions:
Treasury stock transactions, except for stock options	(14,101)	(4,382)
Exercise of stock options	696	1,820
Dividends paid	(7,482)	(6,963)

Net cash used in financing activities	(34,660)	(64,313)

Net decrease in cash and cash equivalents	(2,515)	(11,652)
Cash and cash equivalents at beginning of period	12,018	34,528

Cash and cash equivalents at end of period	$9,503	$22,876

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 39 WEEKS ENDED FEBRUARY 28, 2008
(Unaudited)
1. General
Accounting Policies — Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 31, 2007, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.
Basis of Presentation — The consolidated financial statements for the 13 and 39 weeks ended February 28, 2008 and February 22, 2007 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the unaudited interim financial information at February 28, 2008, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods.
Comprehensive Income — Total comprehensive income for the 13 and 39 weeks ended February 28, 2008 was $1,313,000 and $15,684,000, respectively. Total comprehensive income for the 13 and 39 weeks ended February 22, 2007 was $4,140,000 and $27,994,000, respectively.
Accumulated other comprehensive income (loss) consists of the following, all presented net of tax:

	February 28,	May 31,
	2008	2007
	(in thousands)
Unrealized gain (loss) on available for sale investments	$(307)	$240
Net actuarial loss	(1,755)	(1,755)
Accumulated derivative loss	(225)	—

	$(2,287)	$(1,515)

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
Holders of Common Stock are entitled to cash dividends per share equal to 110% of all dividends declared and paid on each share of Class B Common Stock. As such, and in accordance with Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-06), the undistributed earnings for each period are allocated based on the proportionate share of entitled cash dividends. Basic earnings per share for the 13 and 39 weeks ended February 22, 2007 have been presented in accordance with EITF 03-06 for comparative purposes. The computation of diluted net earnings per share of Common Stock assumes the conversion of Class B Common Stock and, as such, the undistributed earnings are equal to net earnings for that computation.
The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted earnings per share for earnings from continuing operations and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	February 28, 2008	February 22, 2007	February 28, 2008	February 22, 2007
	(in thousands, except per share data)
Numerator:
Earnings from continuing operations	$1,785	$4,254	$16,456	$28,225

Denominator:
Denominator for basic EPS	29,677	30,413	30,076	30,349
Effect of dilutive employee stock options and non-vested stock	146	459	296	456

Denominator for diluted EPS	29,823	30,872	30,372	30,805

Earnings per share from continuing operations — Basic:
Common Stock	$0.06	$0.14	$0.56	$0.95
Class B Common Stock	$0.06	$0.13	$0.52	$0.87
Earnings per share from continuing operations — Diluted:
Common Stock	$0.06	$0.14	$0.54	$0.91
Class B Common Stock	$0.06	$0.13	$0.51	$0.86
Defined Benefit Plan — The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	February 28, 2008	February 22, 2007	February 28, 2008	February 22, 2007
	(in thousands)
Service Cost	$121	$108	$364	$324
Interest Cost	256	271	768	814
Net amortization of prior service cost, transition obligation and actuarial loss	18	47	52	140

Net periodic pension cost	$395	$426	$1,184	$1,278

2. Discontinued Operations
On June 29, 2006, the Company sold the remaining timeshare inventory of its Marcus Vacation Club at Grand Geneva vacation ownership development. The assets sold consisted primarily of real estate and development costs. The sale did not have a material impact on the Company’s results of operations for the periods presented. In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), the results of operations of the Marcus Vacation Club have been reported as discontinued operations in the consolidated statements of earnings for the 13 and 39 weeks ended February 22, 2007. Marcus Vacation Club revenues for the 13 and 39 weeks ended February 22, 2007 were $181,000 and $3,861,000, respectively. Marcus Vacation Club’s operating loss for the 13 and 39 weeks ended February 22, 2007 was $4,000 and $33,000, respectively. Beginning with the fiscal 2008 first quarter, any remaining assets and related results of operations from the Marcus Vacation Club, as well as from two joint venture hotels from the Company’s former limited-service lodging division, have been included in the hotels and resorts segment financial results.
3. Long-Term Debt
On February 1, 2008, the Company extended the maturity date of a $25,170,000 mortgage note to February 1, 2011. As a result, the note will no longer be classified as current maturities of long-term debt. Concurrently, the Company also entered into an interest rate swap agreement on February 1, 2008 that effectively converts the $25,170,000 mortgage note from floating-rate debt to a fixed-rate basis throughout the term of the mortgage note. Per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company will recognize the fair value of the derivative as either an asset or liability on the balance sheet dates. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Derivatives that are not hedges must be adjusted to fair value through earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the hedge is recorded through earnings. For the 13 weeks ended February 28, 2008, the interest rate swap was considered effective and had no effect on earnings. The change in fair value of the interest rate swap of $377,000 ($225,000 net of tax) is included in accumulated other comprehensive loss. The Company does not expect the interest rate swap to have any effect on earnings within the next 12 months.
The Company utilizes derivates principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.
4. Shareholders’ Equity
Through February 28, 2008, the Company’s Board of Directors has approved the repurchase of up to 6,687,500 shares of Common Stock, including an additional 2,000,000 shares approved on January 8, 2008. The Company intends to reissue these shares upon the exercise of stock options and for savings and profit-sharing plan contributions. The Company purchased approximately 828,000 shares and 251,000 shares during the 39 weeks ended February 28, 2008 and February 22, 2007, respectively. At February 28, 2008, there were approximately 2,320,000 shares available for repurchase under these authorizations.
5. Income Taxes
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
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods that remain subject to examination for the Company’s federal return are the tax years 2004 through 2007. The periods that remain subject to examination for the Company’s state returns are generally the tax years 2003 through 2007.

The Company did not recognize any change in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. At the time of adoption of FIN 48, the Company had $779,000 of unrecognized tax benefits recorded in its financial statements, net of any federal tax impact related to state taxes, all of which if recognized, would impact the effective tax rate.
The Company recognizes interest and penalty expense related to unrecognized tax benefits in its provision for income tax expense. Interest and penalty expense was not material in both the 13 and 39 weeks ended February 28, 2008. As of June 1, 2007, the Company had $120,000 of accrued interest and penalties included in the amount of unrecognized tax benefits.
The Company’s effective income tax rate for continuing operations for the 39 weeks ended February 28, 2008 and February 27, 2007 was 40.4% and 22.8%, respectively. The increase in the effective rate is primarily due to the impact of federal and state historic tax credits that were generated in fiscal 2007 upon completion of the renovation of a hotel in Oklahoma City, Oklahoma that were not replicated in fiscal 2008.
6. Contingency
The Company has approximately five and one half years remaining on a ten and one half year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $2,549,000 as of February 28, 2008.
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

Following is a summary of business segment information for the 13 and 39 weeks ended February 28, 2008 and February 22, 2007 (in thousands):

13 Weeks Ended				Continuing	Discontinued
February 28, 2008	Theatres	Hotels/ Resorts	Corporate Items	Operations Total	Operations	Total
Revenues	$46,116	$39,554	$370	$86,040	$—	$86,040
Operating income (loss)	8,852	(347)	(2,248)	6,257	—	6,257
Depreciation and amortization	3,754	3,736	166	7,656	—	7,656

13 Weeks Ended				Continuing	Discontinued
February 22, 2007	Theatres	Hotels/ Resorts	Corporate Items	Operations Total	Operations	Total
Revenues	$38,026	$33,112	$280	$71,418	$245	$71,663
Operating income (loss)	8,281	(4,236)	(2,192)	1,853	3	1,856
Depreciation and amortization	3,079	3,647	171	6,897	—	6,897

39 Weeks Ended				Continuing	Discontinued
February 28, 2008	Theatres	Hotels/ Resorts	Corporate Items	Operations Total	Operations	Total
Revenues	$137,298	$143,251	$1,063	$281,612	$—	$281,612
Operating income (loss)	28,532	16,719	(6,841)	38,410	—	38,410
Depreciation and amortization	11,216	11,969	512	23,697	—	23,697

39 Weeks Ended				Continuing	Discontinued
February 22, 2007	Theatres	Hotels/ Resorts	Corporate Items	Operations Total	Operations	Total
Revenues	$112,543	$121,977	$910	$235,430	$3,935	$239,365
Operating income (loss)	25,289	12,916	(6,703)	31,502	15	31,517
Depreciation and amortization	8,715	10,304	586	19,605	12	19,617
8. Subsequent Event
On April 3, 2008, the Company acquired seven owned and/or leased movie theatres for a total purchase price of $40,387,000, net of cash acquired. The net assets acquired consist primarily of land, building, leasehold improvements and equipment. The difference between the fair value of the net assets acquired and the purchase price will be recorded as goodwill. In conjunction with this transaction, the Company also entered into an agreement to purchase an additional site for the development of a new theatre for a purchase price of approximately $4,400,000.

THE MARCUS CORPORATION
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
Special Note Regarding Forward-Looking Statements
     Certain matters discussed in this Management’s Discussion and Analysis of Results of Operations and Financial Condition are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division, as well as other industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (2) the effects of increasing depreciation expenses and preopening and start-up costs due to the capital intensive nature of our businesses; (3) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (4) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (5) the effects on our occupancy and room rates resulting from the relative industry supply of available rooms at comparable lodging facilities in our markets; (6) the effects of competitive conditions in our markets; (7) our ability to identify properties to acquire, develop and/or manage and continuing availability of funds for such development and acquisitions; (8) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, the United States’ responses thereto and subsequent hostilities; and (9) the successful integration of the Douglas Theatre Company theatres into our theatre circuit. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
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

     On March 26, 2008, we entered into an agreement with Douglas Theatre Company (“Douglas”) and related parties to acquire seven owned and/or leased movie theatres with 83 screens in Omaha and Lincoln, Nebraska for a purchase price of approximately $40.5 million, subject to certain adjustments. The transaction was completed on April 3, 2008 and was financed with our credit facility. We expect that the acquisition will be accretive to both earnings and cash flow. In conjunction with this transaction, we also agreed to purchase an additional site for the development of a new theatre in LaVista, Nebraska for approximately $4.4 million and we have an option to purchase another undeveloped site in North Lincoln, Nebraska.
     The following table sets forth revenues, operating income, other income (expense), earnings from continuing operations, losses from discontinued operations, net earnings and earnings per common share for the comparable third quarter and first three quarters of fiscal 2008 and 2007 (in millions, except for per share and variance percentage data):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2008	F2007	Amt.	Pct.	F2008	F2007	Amt.	Pct.
Revenues	$86.0	$71.4	$14.6	20.5%	$281.6	$235.4	$46.2	19.6%
Operating income	6.3	1.9	4.4	237.7%	38.4	31.5	6.9	21.9%
Other income (expense)	(3.3)	2.9	(6.2)	-214.0%	(10.8)	5.1	(15.9)	-313.3%
Earnings from continuing operations	1.8	4.2	(2.4)	-58.0%	16.5	28.2	(11.7)	-41.7%
Losses from discontinued operations	—	(0.2)	0.2	100.0%	—	(0.4)	0.4	100.0%
Net earnings	$1.8	$4.0	$(2.2)	-55.7%	$16.5	$27.8	$(11.3)	-40.9%

Earnings per common share — diluted:
Continuing operations	$.06	$.14	$(.08)	-57.1%	$.54	$.91	$(.37)	-40.7%
Discontinued operations	—	(.01)	.01	100.0%	—	(.01)	.01	100.0%
Net earnings	$.06	$.13	$(.07)	-53.8%	$.54	$.90	$(.36)	-40.0%
     Revenues and operating income (earnings before other income/expense and income taxes) increased in both of our operating divisions during the third quarter and first three quarters of fiscal 2008, compared to the same prior year periods. Our fiscal 2008 third quarter and first three quarters theatre division operating results were favorably impacted by new screens acquired during the fourth quarter of fiscal 2007. The hotels and resorts division operating results during our fiscal 2008 third quarter and first three quarters were favorably impacted by improved results at several of our newer hotels, as well as by increased management fees. A reduction in our investment income, increased interest expense, last year’s significant gains on disposition of property, equipment and other assets, and a substantially increased effective income tax rate in fiscal 2008 contributed to an overall decrease in our fiscal 2008 third quarter and first three quarters net earnings compared to the same periods last year.

     We recognized investment income of approximately $300,000 and $1.0 million during the third quarter and first three quarters of fiscal 2008, respectively, compared to approximately $700,000 and $2.2 million during the same periods last year. The decrease in investment income during both periods was primarily the result of reduced interest earned on our cash balances during our fiscal 2008 periods compared to the same periods last year. Our fiscal 2008 cash balances were lower than the prior year due to the fact that we financed a portion of our fiscal 2007 fourth quarter theatre acquisition with cash. For this reason, our investment income for the remaining quarter for fiscal 2008 will likely remain lower than the prior year.
     Our interest expense totaled $3.6 million and $11.5 million for the third quarter and first three quarters of fiscal 2008, respectively, compared to $3.4 million and $9.8 million during the same periods last year. The increase in interest expense during fiscal 2008 was the result of increased borrowings related to our fiscal 2007 fourth quarter theatre acquisition. During the fourth quarter of fiscal 2008, we expect to close on $60 million in private placement senior notes, bearing interest at 5.89% to 6.55%. The proceeds of the senior notes will be used to reduce short-term commercial paper borrowings and borrowings under our revolving credit facility, which bear interest at an average rate of 3.72%. Although this is expected to have a negative impact on interest expense in future periods, the senior note borrowings will increase capacity in our bank facility, providing additional financial flexibility to us in the future.
     We recognized gains on the disposition of property, equipment and other assets during the third quarter and first three quarters of fiscal 2008 of approximately $160,000 and $50,000, respectively. The fiscal 2008 third quarter gain was primarily the result of the sale of one of our last two remaining Baymont Inn joint ventures. Comparisons to last year were negatively impacted by the fact that we recognized gains on the disposition of property, equipment and other assets totaling $5.5 million and $14.1 million during the third quarter and first three quarters of fiscal 2007, respectively. The fiscal 2007 third quarter gains included a gain of approximately $600,000 related to the sale of a former restaurant property in Brookfield, Wisconsin and a pro-rated gain of approximately $4.9 million related to the sale of condominium units at our Las Vegas Platinum Hotel. The timing of periodic sales of our property and equipment may vary from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property, equipment and other assets.
     We reported net equity losses from unconsolidated joint ventures of approximately $200,000 during the third quarter of fiscal 2008 with no such losses incurred during the same period last year. For the first three quarters of fiscal 2008, net equity losses have totaled approximately $300,000 compared to $1.4 million during the first three quarters of fiscal 2007. Losses during fiscal 2008 included insignificant losses from our remaining Baymont joint ventures. The greater loss during fiscal 2007 was primarily the result of preopening costs from our then 50% ownership interest in the joint venture that was developing the Platinum Hotel in Las Vegas. We acquired an additional equity interest in this joint venture during the last month of our fiscal 2007 second quarter. Results from our Platinum Hotel venture are now included in our consolidated operating results and are no longer included in net equity losses from unconsolidated joint ventures. We do not expect significant variations in net equity earnings or losses during the remainder of fiscal 2008.

     We reported income tax expense on continuing operations for the third quarter and first three quarters of fiscal 2008 of $1.2 million and $11.2 million, respectively, compared to $500,000 and $8.3 million during the same periods of fiscal 2007. Our fiscal 2008 third quarter and first three quarters effective income tax rates for continuing operations were 39.2% and 40.4%, respectively. These rates were significantly higher than our fiscal 2007 third quarter and first three quarters effective rates of 10.7% and 22.8%. These higher rates were primarily due to the fact that last year’s effective income tax rate reflected the favorable impact of federal and state historic tax credits that were generated from our Oklahoma City Skirvin Hilton hotel project. The effective tax rate used during our fiscal 2008 periods reflects our current estimated rate for the full 2008 fiscal year and is slightly higher than our historical 39-40% range due to the impact of non-deductible stock compensation expense that we began reporting last year as a result of adopting a new accounting standard for employee stock option grants. Our actual fiscal 2008 effective income tax rate may be different from this estimated rate depending upon actual facts and circumstances.
     Net earnings during the fiscal 2007 third quarter and first three quarters included a net after-tax loss from discontinued operations of approximately $220,000 and $400,000, respectively. A brief discussion of this item is included in the Discontinued Operations section.
Theatres
     The following table sets forth revenues, operating income and operating margin for our theatre division for the third quarter and first three quarters of fiscal 2008 and 2007 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2008	F2007	Amt.	Pct.	F2008	F2007	Amt.	Pct.
Revenues	$46.1	$38.0	$8.1	21.3%	$137.3	$112.5	$24.8	22.0%
Operating income	8.9	8.3	0.6	6.9%	28.5	25.3	3.2	12.8%
Operating margin (% of revenues)	19.2%	21.8%			20.8%	22.5%
     Consistent with the seasonal nature of the motion picture exhibition industry, our fiscal third quarter is typically one of the strongest periods for our theatre division due to the traditionally strong holiday season. Despite the fact that this year’s third quarter did not include the historically strong Thanksgiving Day weekend (which was included in our fiscal 2008 second quarter), our theatre division recognized increased revenues and operating income for our fiscal 2008 third quarter compared to the same period last year. Our fiscal 2008 third quarter and first three quarters’ revenues and operating income benefited from the 11 theatres and 122 screens that we acquired from Cinema Entertainment Corporation (CEC) and related parties during our fiscal 2007 fourth quarter. Our operating margin decreased during the third quarter and first three quarters of fiscal 2008 due to higher fixed costs related to new theatres added within the past year and significantly higher snow removal costs during our third quarter.

     The following table breaks down the components of revenues for the theatre division for the third quarter and first three quarters of fiscal 2008 and 2007 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2008	F2007	Amt.	Pct.	F2008	F2007	Amt.	Pct.
Box office receipts	$29.4	$23.4	$6.0	25.6%	$87.4	$71.1	$16.3	22.8%
Concession revenues	14.4	11.7	2.7	23.0%	42.9	35.4	7.5	24.1%
Other revenues	2.3	2.9	(0.6)	-21.0%	7.0	6.0	1.0	16.2%

Total revenues	$46.1	$38.0	$8.1	21.3%	$137.3	$112.5	$24.8	22.0%
     The increase in our box office receipts and concession revenues for the third quarter and first three quarters of fiscal 2008 compared to the same periods last year was primarily due to the impact of the acquired CEC theatres. Excluding the CEC theatres and two former theatres that were open last year and which have subsequently been closed and not replaced, box office receipts increased 1.9% and concession revenues were even with last year’s same period. For the first three quarters of fiscal 2008, excluding these same theatres, box office receipts have increased 0.5% and concession revenues have increased 0.6% compared to the first three quarters of fiscal 2007.
     Our average ticket price for these comparable theatres increased 7.8% and 5.9%, respectively, during our fiscal 2008 third quarter and first three quarters compared to the same periods last year, partially offsetting the decrease in attendance at these comparable theatres. Our average concession sales per person at these comparable theatres increased 5.6% during the fiscal 2008 third quarter and 5.9% during the fiscal 2008 first three quarters compared to the same periods last year. Pricing and film product mix are the two primary factors that impact our average ticket price and concession sales per person. Our new Marcus Majestic Cinema in Brookfield, Wisconsin contributed to the increases in revenue per person due to premium pricing associated with VIP seating in our two UltraScreens® and our expanded food and beverage offerings at this theatre. We are currently exploring opportunities to duplicate and/or expand these food and beverage strategies in several of our existing theatres. Other revenues, which include pre-show and lobby advertising income, management fees, miscellaneous theatre revenues and family entertainment center revenues, decreased during our fiscal 2008 third quarter due to a one-time final payment received during last year’s third quarter from our former screen advertising partner. Other revenues for the first three quarters of fiscal 2008 increased compared to the prior year period due to increases in pre-show and lobby advertising income.
     Total theatre attendance increased 18.5% and 18.0%, respectively, during the third quarter and first three quarters of fiscal 2008 compared to the same periods last year. Excluding the CEC theatres and two closed theatres, theatre attendance decreased 5.5% during the third quarter and 5.0% during the first three quarters of fiscal 2008 compared to the same fiscal 2007 periods. The division’s fiscal 2008 third quarter decline in comparable attendance was primarily attributable to the fact that the Thanksgiving weekend was included in our fiscal 2008 second quarter (last year it was included in our third quarter). Our year-to-date attendance was negatively impacted by the lack of the traditionally strong Memorial Day weekend this year and a particularly soft slate of films during our fiscal 2008 second quarter. We also have five locations where new motion picture theatres have opened within 10 miles of our theatres and have had some negative impact on our attendance at those locations. Our highest grossing films during the fiscal 2008 third quarter included National Treasure: Book of Secrets, Alvin and the Chipmunks, I am Legend and Juno. Our highest grossing films during the fiscal 2007 third quarter included Night at the Museum, Pursuit of Happyness and Happy Feet.

     Comparisons to our fiscal 2007 fourth quarter will be negatively impacted by the fact that we had a 53rd week during fiscal 2007. The additional week of operations contributed approximately $5.3 million and $2.1 million, respectively, to our theatre division revenues and operating income during the fiscal 2007 fourth quarter. We also had a particularly strong May 2007 that included the opening of three blockbuster film sequels to the Spider-Man, Shrek and Pirates of the Caribbean movie franchises that contributed to very strong fourth quarter fiscal 2007 theatre operating results. Nonetheless, several films have performed well during the early weeks of our fiscal 2008 fourth quarter, including Semi-Pro, 10,000 B.C. and Horton Hears a Who. Films scheduled to be released during the remainder of our fiscal 2008 fourth quarter that may also generate substantial box office interest include Iron Man, Speed Racer, Chronicles of Narnia: Prince Caspian and Indiana Jones: Kingdom of the Crystal Skull. The extended outlook for the quantity of film product looks promising, particularly during the summer of 2008, and includes films such as Sex and the City, Kung Fu Panda, Get Smart, The Love Guru, Pixar’s latest film Wall-E, Journey 3-D and the latest Batman installment, The Dark Knight. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.
     We continue to research digital cinema and will be conducting additional tests at selected theatres during the remainder of fiscal 2008, including a recently announced installation of digital cinema systems at our Sturtevant, Wisconsin theatre. During the second quarter of fiscal 2008, we installed the newest version of the highly anticipated digital 3D technology at two of our theatres and received very positive responses from the initial presentation of Beowulf in 3D, the tremendously successful Hannah Montana/Miley Cyrus: Best of Both Worlds Concert in Disney Digital 3D and the recent U2 3D concert. We expect to install additional 3D systems in future periods.
     We ended the first three quarters of fiscal 2008 with a total of 589 company-owned screens in 48 theatres and 6 managed screens in one theatre compared to 458 company-owned screens in 37 theatres and 40 managed screens in four theatres at the end of the same period last year. We ceased managing three theatres with 34 screens in Chicago, Illinois during our fiscal 2008 first quarter. Early in our fiscal 2008 third quarter, we opened our circuit’s 11th UltraScreen at our theatre in Pickerington, Ohio. We also continue to explore opportunities to acquire additional theatres. As noted earlier in this discussion, we acquired seven Nebraska theatres with 83 screens early in our fiscal 2008 fourth quarter from Douglas Theatre Company.

Hotels and Resorts
     The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the third quarter and first three quarters of fiscal 2008 and 2007 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2008	F2007	Amt.	Pct.	F2008	F2007	Amt.	Pct.
Revenues	$39.6	$33.1	$6.5	19.5%	$143.3	$122.0	$21.3	17.4%
Operating income	(0.3)	(4.2)	3.9	91.8%	16.7	12.9	3.8	29.4%
Operating margin (% of revenues)	-0.9%	-12.8%			11.7%	10.6%
     Division revenues increased during our fiscal 2008 third quarter and first three quarters compared to the prior year same periods due to improved performance from our comparable company-owned hotels and resorts, the addition of one new company-owned hotel (the Skirvin Hilton) and increased management fees from new contracts. Our fiscal 2008 third quarter revenues also included a development fee of approximately $900,000 related to a hotel project for another owner to whom we provided assistance. Comparisons to last year’s revenues were negatively impacted by the fact that the Columbus Westin hotel was a company-owned hotel during the fiscal 2007 comparable periods and thus its revenues were included in our operating results. During the fourth quarter of fiscal 2007, we sold the Columbus Westin to a joint venture in which we own a 15% minority interest. As a result, our share of this hotel’s results from operations are now reported as equity earnings or losses from unconsolidated joint ventures and are no longer included in our consolidated division operating results.
     The total revenue per available room, or RevPAR, for company-owned properties (excluding the recently opened Skirvin Hilton) increased 9.2% and 6.9%, respectively, during our fiscal 2008 third quarter and first three quarters compared to the same periods last year. Contributing to the increases in RevPAR were increases in our average daily room rate, or ADR, for these comparable properties of 0.8% and 3.7%, respectively, during these same periods. Our overall occupancy percentage (number of occupied rooms as a percentage of available rooms) increased by 4.0 percentage points and 2.0 percentage points, respectively, during the fiscal 2008 third quarter and first three quarters compared to the same periods last year. Improved results from our InterContinental Milwaukee hotel, which had just completed a major renovation under a different brand during the second quarter last year and was repositioned to the upscale InterContinental brand early in the fiscal 2007 third quarter, contributed to these strong results.
     Division operating income and operating margins increased during our fiscal 2008 third quarter and first three quarters compared to the same periods last year due to the increased revenues at comparable properties, increased management and development fees and improved operating results at our three newest hotels, the Skirvin Hilton, the Platinum Hotel & Spa and the InterContinental Milwaukee. These three hotels had preopening expenses of approximately $1.9 million during last year’s third quarter. Conversely, our operating income during the first three quarters of fiscal 2008 was negatively impacted by a significant one-time real estate tax adjustment of approximately $1.2 million at one of our hotels during our fiscal 2008 second quarter and by reduced operating results at our Pfister Hotel due to its parking garage being closed during the entire fiscal 2008 first half and its meeting and banquet space being closed during the entire fiscal 2008 first quarter for extensive renovations. The Pfister’s meeting and banquet space was reopened early in our second quarter and the parking garage was reopened early in our third quarter.

     Although operating results from the Platinum Hotel & Spa improved during our fiscal 2008 third quarter, first year losses from our revenue share arrangement at this hotel negatively impacted our fiscal 2008 year-to-date operating income. This hotel did not open until the last month of the second quarter last year. Even though this hotel was incurring preopening expenses during that period, such expenses were not included in our operating income for this division because the hotel was owned by a joint venture at that time. These factors negatively impacted the operating income comparisons this year.
     The group business booking pace for our next two quarters remains positive, but our ability to project whether future business travel may be impacted by the current economic environment is limited. Our hotel and resort business would likely be negatively impacted by a sustained economic downturn that may result in reduced business travel.
     Our newest company-owned hotel, the Skirvin Hilton in Oklahoma City, has now completed its first year of operations and its revenues continue to exceed our original expectations. Our fiscal 2008 fourth quarter operating results will again compare favorably to fiscal 2007 operating results due to the fact that the Skirvin Hilton and our other new hotels experienced start-up operating losses and approximately $1.6 million in one-time preopening expenses during this same quarter last year. As a result, we currently expect our division operating results to improve during the remaining quarter of fiscal 2008, despite the fact that last year’s 53rd week of operations contributed approximately $3.2 million and $570,000, respectively, to our hotels and resorts division revenues and operating income during our fiscal 2007 fourth quarter.
     During our fiscal 2008 third quarter, we opened our 20th property and 12th managed property, the 256-room Hilton Minneapolis/Bloomington in Bloomington, Minnesota. We also continue to provide technical development and preopening services to owners of two additional properties under development — a luxury boutique hotel that will be built as part of a master-planned, multi-use development in Carmel, Indiana (scheduled to open in 2010) and the four-star Venturella Resort in Orlando, Florida (currently under renovation and scheduled to open in mid-2008). We continue to pursue several new growth opportunities as well, with a focus on expanding our hotel management business. A number of the projects that we are currently exploring may also include small equity investments.
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
     We accounted for the results of the Marcus Vacation Club as discontinued operations in our consolidated financial statements for fiscal 2007. During the first three quarters of fiscal 2007, Marcus Vacation Club reported revenues from discontinued operations of $3.9 million and no operating income. Marcus Vacation Club did not have a material impact on our fiscal 2008 operating results.

FINANCIAL CONDITION
Liquidity and Capital Resources
     Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenues are derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, together with our cash balances and the availability of $59 million of unused credit lines as of the end of the fiscal 2008 third quarter, will be adequate to support the near-term anticipated ongoing operational liquidity needs of our businesses.
     Our existing five-year, $125 million credit facility with several banks expires during the fourth quarter of fiscal 2009. We expect to replace this facility with a new five-year $175 million agreement with similar terms in April 2008. As noted earlier in this discussion, we also expect to close on $60 million of private placement senior notes, bearing interest at 5.89% to 6.55%, in April 2008. Proceeds from these senior notes will be used to reduce short-term commercial paper borrowings and borrowings under our revolving credit facility.
     Net cash provided by operating activities increased by $3.4 million during the first three quarters of fiscal 2008 to $45.5 million, compared to $42.1 million during the prior year’s first three quarters. The increase was due primarily to increased depreciation and amortization and favorable timing in the payment of income taxes and other accrued liabilities, partially offset by unfavorable timing in the payment of other current assets and accounts payable.
     Net cash used in investing activities during the fiscal 2008 first three quarters totaled $13.4 million, compared to net cash provided by investing activities of $10.5 million during the first three quarters of fiscal 2007. The increase in net cash used in investing activities was primarily the result of significantly reduced cash proceeds from disposals of property, equipment and other assets (including net proceeds from the sale of condominium units), partially offset by decreased capital expenditures and purchase of interests in joint ventures and an increase in cash received that was previously held by intermediaries.
     Capital expenditures totaled $18.4 million during the first three quarters of fiscal 2008 compared to $68.1 million during the prior year’s first three quarters. Fiscal 2008 first three quarters capital expenditures included approximately $12.0 million incurred in our hotels and resorts division, including costs associated with the previously described renovations at our Pfister Hotel. Fiscal 2007 first three quarters capital expenditures included expenditures related to the renovation of the Skirvin Hilton and InterContinental Milwaukee, expansion of our conference center at the Grand Geneva Resort & Spa and costs associated with the construction of three new theatres.
     Net cash used in financing activities during the first three quarters of fiscal 2008 totaled $34.7 million compared to $64.3 million during the first three quarters of fiscal 2007. Our principal payments on notes payable and long-term debt totaled approximately $32.5 million during the first three quarters of fiscal 2008 compared to approximately $91.9 during the same period last year. Last year’s principal payments included

$63.7 million of construction loans on the Platinum Hotel that were paid off as condominium sales closed. New debt of $18.7 million related primarily to commercial paper borrowings was added during the first three quarters of fiscal 2008, compared to $37.1 million of new debt added during the same period last year. Our debt-capitalization ratio was 0.44 at February 28, 2008 compared to 0.45 at our fiscal 2007 year-end.
     During our fiscal 2008 first three quarters, we repurchased approximately 828,000 of our common shares for approximately $14.3 million in conjunction with the exercise of stock options and our purchase of shares in the open market, compared to 251,000 common shares repurchased for approximately $4.6 million during the first three quarters of fiscal 2007. During our fiscal 2008 third quarter, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our outstanding common stock. As of February 28, 2008, approximately 2.3 million shares remained available under this and prior repurchase authorizations. Any additional repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.
     Based upon our most recent review of current and proposed capital projects, we currently believe that our actual fiscal 2008 capital expenditures will likely not exceed $75 million, including the Douglas theatre acquisition. The actual timing and extent of the implementation of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive acquisition and other expansion opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     We have not experienced any material changes in our market risk exposures presented in our Annual Report on Form 10-K for the year ended May 31, 2007.
Item 4.	Controls and Procedures
a.	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of May 31, 2007 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

b.	Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
     Risk factors relating to the Company are contained in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007. No material change to such risk factors has occurred during the thirty-nine weeks ended February 28, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds; Purchases of Equity Securities by the Issuer
     Through February 28, 2008, our Board of Directors has approved the repurchase of up to 6.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock plans or other general corporate purposes. This authorization does not have an expiration date but is evaluated by our Board periodically.
     The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were made in the open market and pursuant to the publicly announced repurchase authorization described above.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet be
	Total Number of	Average Price Paid	Part of Publicly	Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Plans or Programs

November 30 — December 29	114,317	$17.10	114,317	587,842
December 30 — January 29	268,328	14.85	268,328	2,319,514 (1)
January 30 — February 28	—	—	—	2,319,514

Total	382,645	$15.52	382,645	2,319,514

(1)	On January 8, 2008, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our outstanding Common Stock under the existing repurchase authorization program.

Item 6. Exhibits
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE MARCUS CORPORATION

DATE: April 8, 2008	By:	/s/ Stephen H. Marcus
Stephen H. Marcus,
Chairman of the Board, President and Chief Executive Officer

DATE: April 8, 2008	By:	/s/ Douglas A. Neis
Douglas A. Neis
Chief Financial Officer and Treasurer

S-1