Form 10-K
period 2008-05-29
MARCUS CORP
filed 2008-08-12
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 of
the Securities Exchange Act of 1934 for the fiscal year ended May 29, 2008

THE MARCUS CORPORATION

100 East Wisconsin Avenue – Suite 1900
Milwaukee, Wisconsin 53202-4125
(414) 905-1000

A Wisconsin corporation
IRS Employer Identification No. 39-1139844
Commission File No. 1-12604

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

The aggregate market value of the voting common equity held by non-affiliates as of November 29, 2007 was approximately $374,000,000. This value includes all shares of our Common Stock, except for treasury shares and shares beneficially owned by our directors and our executive officers listed in Part I below.

As of August 7, 2008, there were 20,820,317 shares of our Common Stock, $1 par value, and 8,885,126 shares of our Class B Common Stock, $1 par value, outstanding.

Portions of our definitive Proxy Statement for our 2008 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year, will be incorporated by reference into Part III to the extent indicated therein upon such filing.

PART I

Special Note Regarding Forward-Looking Statements

        Certain matters discussed in this Annual Report on Form 10-K and the accompanying annual report to shareholders, particularly in the Shareholders’ Letter and Management’s Discussion and Analysis, are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division, as well as other industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (2) the effects of increasing depreciation expenses and preopening and start-up costs due to the capital intensive nature of our businesses; (3) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (4) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (5) the effects on our occupancy and room rates resulting from the relative industry supply of available rooms at comparable lodging facilities in our markets; (6) the effects of competitive conditions in our markets; (7) our ability to identify properties to acquire, develop and/or manage and continuing availability of funds for such development and acquisitions; (8) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, the United States’ responses thereto and subsequent hostilities; and (9) the successful integration of the Douglas Theatre Co. theatres into our theatre circuit. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-K and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1. Business.

General

        We are engaged primarily in two business segments: movie theatres and hotels and resorts.

        As of May 29, 2008, our theatre operations included 56 movie theatres with 678 screens throughout Wisconsin, Ohio, Illinois, Minnesota, North Dakota, Nebraska and Iowa, including one movie theatre with 6 screens in Wisconsin owned by a third party but managed by us. We also operate a family entertainment center, Funset Boulevard, that is adjacent to one of our theatres in Appleton, Wisconsin. In fiscal 2008, we added a net total of 70 screens and 6 theatres to our circuit and are currently the 7th largest theatre circuit in the United States. In fiscal 2007, we added a net total of 104 screens and 5 theatres to our circuit.

        As of May 29, 2008, our hotels and resorts operations included 8 owned and operated hotels and resorts in Wisconsin, Missouri, Illinois and Oklahoma. We also manage 12 hotels, resorts and other properties for third parties in Wisconsin, Minnesota, Ohio, Texas, Arizona, Missouri, Nevada and California, with 3 additional hotels in Florida, Indiana and Rhode Island under development. As of May 29, 2008, we owned or managed approximately 5,200 hotel and resort rooms. In fiscal 2008, we added a net total of 99 rooms, adding one new management contract and disposing of another. In fiscal 2007, we added almost 1,600 rooms under six new management contracts.

        Both of these business segments are discussed in detail below. For information regarding the revenues, operating income or loss, assets and certain other financial information of these segments for the last three fiscal years, please see our Consolidated Financial Statements and the accompanying Note 11 in Part II below.

Strategic Plans

        Please see our discussion under “Current Plans” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Theatre Operations

        At the end of fiscal 2008, we owned or operated 56 movie theatre locations with a total of 678 screens in Wisconsin, Illinois, Minnesota, Ohio, North Dakota, Nebraska and Iowa for an average of 12.1 screens per location, compared to an average of 12.2 and 11.2 screens per location at the end of fiscal 2007 and 2006, respectively. Included in the fiscal 2008 totals is one theatre with 6 screens that we manage for another owner. Included in the fiscal 2007 and 2006 totals were two theatres with 20 screens and four theatres with 40 screens, respectively, that we managed for other owners. Our 55 company-owned facilities include 32 megaplex theatres (12 or more screens), representing 73% of our total screens, 22 multiplex theatres (two to 11 screens) and one single-screen theatre. At fiscal year-end, we operated 649 first-run screens, 6 of which are operated under management contracts, and 29 budget-oriented screens.

        In December 2007, we opened a new 70-foot-wide UltraScreen® at the Pickerington Cinema in Pickerington, Ohio and we plan to add up to two new UltraScreens to existing theatres during the next year. We recently announced plans to build a new theatre to replace the existing Eastgate Theatre in Madison, Wisconsin and we were recently selected to manage a unique, upscale theatre and entertainment complex to be built in Omaha, Nebraska.

        On April 3, 2008, we completed the acquisition of seven multi-screen movie theatres owned and/or leased by Douglas Theatre Co. in Omaha and Lincoln, Nebraska. The acquisition added 83 screens to our theatre operations. In addition, as part of our acquisition agreement with Douglas Theatre Co., on June 25, 2008, we completed the acquisition of an 11-acre site that is part of a planned mixed-use commercial development known as Southport West in La Vista, Nebraska and on which we currently plan to develop a future new theatre.

        Revenues for the theatre business, and the motion picture industry in general, are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. Four fiscal 2008 films produced box office receipts in excess of $3 million for our circuit, compared to three films that reached that amount during fiscal 2007. The following five fiscal 2008 films produced the most box office receipts for our circuit: Harry Potter and the Order of the Phoenix, National Treasure: Book of Secrets, Iron Man, Transformers and Alvin and the Chipmunks.

        We obtain our films from several national motion picture production and distribution companies and are not dependent on any single motion picture supplier. Our booking, advertising, concession purchases and promotional activities are handled centrally by our administrative staff. In January 2008, we purchased a portion of Paul Silk Film Buying Company of Minneapolis, Minnesota and now provide film buying, booking and other related services for an additional 177 screens at 18 theatres in Minnesota. Including our own theatres, we currently are providing film buying, booking and other related services for 855 screens in seven states.

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

        We are currently testing digital cinema hardware and software in our theatres. Digital cinema may be able to deliver an improved film presentation to our customers, increase our scheduling flexibility and provide an opportunity for alternate programming in our auditoriums other than movies, although the reliability of the hardware and software and the potential costs associated with this new technology are yet to be determined. Upon completion of successful testing and the determination of a suitable financing methodology (all film studios have indicated that they will participate in the financing of the new technology implementation), we anticipate a broader roll out of digital cinema to our theatres in the future.

        In October 2007, we began testing the latest Digital 3D Cinema technology at select theatres in our circuit, beginning with Point Cinema in Madison, Wisconsin and Ridge Cinema in New Berlin, Wisconsin. In June 2008, we purchased and installed new digital 3D systems at 12 additional theatres. With up to 8-10 3D films scheduled for release during calendar 2009, many in our industry believe digital 3D may have a significant positive impact on future movie going.

        We sell food and beverage concessions in all of our movie theatres. We believe that a wide variety of food and beverage items, properly merchandised, increases concession revenue per patron. Although popcorn and soda remain the traditional favorites with moviegoers, we continue to upgrade our available concessions by offering varied choices. For example, some of our theatres offer hot dogs, pizza, ice cream, pretzel bites, frozen yogurt, coffee, mineral water and juices. We have also added self-serve soft drinks to many of our theatres. Our flagship theatre, The Marcus Majestic in Brookfield, Wisconsin, also has two cafes – one serving branded pizza and another serving branded coffee, ice cream and chocolates. The theatre also includes a cocktail lounge and a multi-use “dinner-theatre” auditorium called the AT&T Palladium, fully equipped for live performances, meetings, broadcast concerts and sporting events and regular screenings of first-run movies, with an attached kitchen from which we offer a full menu. The response to our new food and beverage offerings at The Majestic has been very positive and we are currently exploring opportunities to duplicate and/or expand on these food and beverage strategies at several of our other existing theatres.

        We have a variety of ancillary revenue sources in our theatres, with the largest related to the sale of pre-show and lobby advertising. Additional ancillary revenues can come from corporate and group meeting sales, sponsorships, alternate auditorium uses and naming rights. During fiscal 2008, we entered into a digital network affiliate agreement with National CineMedia, LLC for the presentation of live and pre-recorded in-theatre events in 21 of our locations in multiple markets. The expanded programming, which has included live performances of the Metropolitan Opera, as well as sports, music and other events, was well received by our customers and has the ability of providing revenue during our theatres slower periods. We continue to pursue additional strategies to increase our ancillary revenue sources.

        We also own a family entertainment center, Funset Boulevard, adjacent to our 14-screen movie theatre in Appleton, Wisconsin. Funset Boulevard features a 40,000 square foot Hollywood-themed indoor amusement facility that includes a restaurant, party room, laser tag center, virtual reality games, arcade, outdoor miniature golf course and batting cages.

Hotels and Resorts Operations

Owned and Operated Hotels and Resorts

The Pfister Hotel

        We own and operate the Pfister Hotel, which is located in downtown Milwaukee, Wisconsin. The Pfister Hotel is a full service luxury hotel and has 307 guest rooms (including 82 luxury suites and 176 tower rooms), three restaurants, three cocktail lounges and a 275-car parking ramp. The Pfister also has 24,000 square feet of banquet and convention facilities. The Pfister’s banquet and meeting rooms accommodate up to 3,000 people and the hotel features two large ballrooms, including one of the largest ballrooms in the Milwaukee metropolitan area, with banquet seating for 1,200 people. A portion of the Pfister’s first-floor space is leased for use by retail tenants. In fiscal 2008, the Pfister Hotel earned its 32nd consecutive four-diamond award from the American Automobile Association. The Pfister is also a member of Preferred Hotels and Resorts Worldwide Association, an organization of independent luxury hotels and resorts, and the Association of Historic Hotels of America. The hotel has a signature restaurant named the Mason Street Grill, as well as a new spa and salon. Major renovations of the hotel’s meeting and banquet space and its parking garage were completed during fiscal 2008, as was a major room renovation.

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

The Grand Geneva Resort & Spa

        We own and operate the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin, which is the largest convention resort in Wisconsin. This full-facility destination resort is located on 1,300 acres and includes 355 guest rooms, over 60,000 square feet of banquet, meeting and exhibit space, over 13,000 square feet of ballroom space, three specialty restaurants, two cocktail lounges, two championship golf courses, several ski hills, two indoor and five outdoor tennis courts, three swimming pools, a spa and fitness complex, horse stables and an on-site airport. In fiscal 2008, the Grand Geneva Resort & Spa earned its 10th consecutive four-diamond award from the American Automobile Association. We are currently reviewing plans for a major guest room renovation and an update to our spa and outdoor pool complex.

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

Four Points by Sheraton Chicago Downtown/Magnificent Mile

        Pursuant to a long-term lease, we operate the Four Points by Sheraton Chicago Downtown/Magnificent Mile, a 226-room (including 130 suites) hotel in Chicago, Illinois. The Four Points by Sheraton Chicago Downtown/Magnificent Mile has affordable, well-appointed guest rooms and suites, 3,000 square feet of high-tech meeting rooms, an indoor swimming pool and fitness room and an on-site parking facility. The hotel leases space to one area restaurant and plans to lease space to up to two additional area restaurants or retail outlets. In February 2008, the hotel received the Starwood Hotels & Resorts Worldwide, Inc. 2007 Four Points by Sheraton Property of the Year Award. The annual award is given to the Four Points by Sheraton property that achieved the highest ranking in overall excellence. The hotel was selected from 125 Four Points by Sheraton properties in 21 countries.

InterContinental Milwaukee

        We own and operate the InterContinental Milwaukee in Milwaukee, Wisconsin. Formerly the Wyndham Milwaukee Center, this hotel underwent a major renovation and rebranding to the upscale InterContinental brand during fiscal 2007. The InterContinental Milwaukee has 220 rooms, 12,000 square feet of flexible banquet and meeting space, on-site parking, a restaurant and two lounges and is located in the heart of Milwaukee’s theatre and financial district.

Skirvin Hilton

        We are the principal equity partner and operator of the Skirvin Hilton hotel in Oklahoma City, Oklahoma, the oldest hotel in Oklahoma. This historic hotel has 225 rooms, including 20 one-bedroom suites and one Presidential Suite. The Skirvin Hilton benefits from the aspects of Hilton’s franchise program noted above and has a restaurant, lounge, fitness center, indoor swimming pool, business center and approximately 18,500 square feet of meeting space.

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

        We also provide hospitality management services, including check-in, housekeeping and maintenance, for a vacation ownership development adjacent to the Grand Geneva Resort & Spa owned by Orange Lake Resort & Country Club of Orlando, Florida. The development includes 62 timeshare units and a timeshare sales center.

        We manage the Hilton Garden Inn Houston NW/Chateau in Houston, Texas. The Hilton Garden Inn has 171 guest rooms, a ballroom, a restaurant, a fitness center, a convenience mart and a swimming pool. The hotel is a part of Chateau Court, a 13-acre, European-style mixed-use development that also includes retail space and an office village.

        We manage the Platinum Hotel & Spa, a condominium hotel in Las Vegas, Nevada just off the Las Vegas Strip, and own the hotel’s public space. In addition to earning a management fee equal to a share of room revenue when any of the 255 one and two-bedroom suites participating in the rental program are rented, we have the opportunity to earn revenues from the on-site restaurant, lounge, spa and 8,440 square feet of meeting space at this non-gaming, non-smoking hotel.

        We manage and own a 15% minority equity interest in the Sheraton Madison Hotel in Madison, Wisconsin. The Sheraton Madison features 237 rooms and suites, an indoor heated swimming pool, whirlpool, fitness center, a restaurant, lounge and 18,000 square feet of meeting space. It is adjacent to the Alliant Energy Center, which includes more than 150,000 square feet of exhibit space, and is located approximately 1.5 miles from the Monona Terrace Convention Center, the city’s convention center facility. We recently managed a major renovation of the property, including guest rooms and public space.

        We manage and own a 15% minority equity interest in the Westin Columbus in Columbus, Ohio. The Westin Columbus is a AAA four-diamond full-service historic hotel that currently includes 186 rooms and suites and offers more than 12,000 square feet of meeting, banquet and ballroom space, a restaurant and a cocktail lounge. The hotel is located in the heart of the downtown business district and is connected to the Southern Theatre, a historically restored performing arts theater. A substantial renovation of the guest rooms and public space of this property is now substantially complete.

        We manage Brynwood Country Club in Milwaukee, Wisconsin. Brynwood has an 18-hole golf course, four tennis courts, a fitness center, swimming pool and banquet facilities.

        We manage Resort Suites, a four-star destination resort in Scottsdale, Arizona, offering 483 suites, four swimming pools, three whirlpools, a fitness center, a 24-hour concierge and 7,600 square feet of meeting space. The resort is currently undergoing a multi-million dollar renovation of its public space, restaurant and grounds.

        We manage the Sheraton Clayton Plaza Hotel in St. Louis, Missouri, which offers 257 rooms and suites, an indoor swimming pool, a fitness facility, and a business center. The hotel is undergoing a multi-million dollar renovation of the public space and guest rooms that is scheduled to be completed in fiscal 2009.

        We manage the new Hilton Minneapolis/Bloomington in Bloomington, Minnesota. This “business class” hotel, which opened on January 26, 2008, offers 256 rooms, an indoor swimming pool, a club level, a fitness center, a business center and 9,100 square feet of meeting space.

        In fiscal 2008, we signed agreements to operate three additional properties for other owners that are scheduled to commence operations in the future. We will manage the four-star Venturella Resort and Spa in Orlando, Florida. The hotel is currently undergoing a major renovation and is scheduled to re-open in  late 2008 or early 2009. It will have 155 rooms, two restaurants, a lounge and a spa, as well as 7,000 square feet of meeting space. We also will manage a luxury boutique hotel that will be part of Carmel City Center, a multi-use development located in Carmel, Indiana. This hotel, which is expected to open in 2011, will feature 169 rooms, several food and beverage outlets, a banquet hall, meeting space and a luxury spa. Finally, we will manage the new 7th Wave Resort, a $150 million water park project in West Warwick, Rhode Island, just outside of Providence. This resort will feature 409 rooms, a 75,000 square foot water park, 53,000 square feet of outdoor space and 12,000 square feet of flexible meeting space. It will also feature a family dinner theater, a themed restaurant, two lounges, a spa, retail stores and an arcade. Construction on the resort is scheduled to begin later in 2008.

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

Environmental Regulation

        Federal, state and local environmental legislation have not had a material effect on our capital expenditures, earnings or competitive position. However, our activities in acquiring and selling real estate for business development purposes have been complicated by the continued emphasis that our personnel must place on properly analyzing real estate sites for potential environmental problems. This circumstance has resulted in, and is expected to continue to result in, greater time and increased costs involved in acquiring and selling properties associated with our various businesses.

Employees

        As of the end of fiscal 2008, we had approximately 6,600 employees, approximately 40% of whom were employed on a part-time basis. A number of our (1) projectionists in Milwaukee, Wisconsin are covered by a collective bargaining agreement that expired on May 30, 2007 and are operating under the terms of the old agreement on a day-to-day basis; (2) projectionists in Madison, Wisconsin are covered by a collective bargaining agreement that expired on April 2, 2008 and are operating under the terms of the old agreement on a day-to-day basis; (3) painters in the Hilton Milwaukee City Center and the Pfister Hotel are covered by a collective bargaining agreement that expired on July 7, 2008 and has been extended on a day-to-day basis during negotiations; (4) projectionists at Chicago locations are covered by a collective bargaining agreement that expires on December 31, 2008; (5) hotel employees in the Hilton Milwaukee City Center and the Pfister Hotel are covered by a collective bargaining agreement that expires on June 15, 2009; (6) operating engineers at the Sheraton Clayton Plaza Hotel are covered by a collective bargaining agreement that expires on November 30, 2009; (7) a number of hotel employees at the Sheraton Clayton Plaza Hotel that we manage for a third party are covered by a collective bargaining agreement that expires on December 14, 2009; (8) operating engineers in the Hilton Milwaukee City Center and Pfister Hotel are covered by collective bargaining agreements that expire on December 31, 2009 and April 30, 2010, respectively; (9) hotel employees at the Crowne Plaza Northstar in Minneapolis, Minnesota are covered by a collective bargaining agreement that expires on April 30, 2010; and (10) painters at the Sheraton Clayton Plaza Hotel are covered by a collective bargaining agreement that expires on August 31, 2010.

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

The Lack of Both the Quantity and Audience Appeal of Motion Pictures May Adversely Affect Our Financial Results.

        The financial results of our movie theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. The relative success of our movie theatre business will continue to be largely dependent upon the quantity and audience appeal of films made available by the movie studios and other producers. Poor performance of films, a disruption in the production of films due to events such as a strike by actors, writers or directors, or a reduction in the marketing efforts of the film distributors to promote their films could have an adverse impact on our business and results of operations. Also, our quarterly results of operations are significantly dependent on the quantity and audience appeal of films that we exhibit during each quarter. As a result, our quarterly results may be unpredictable and somewhat volatile.

A Deterioration in Relationships with Film Distributors Could Adversely Affect Our Ability to Obtain Commercially Successful Films.

        We rely on the film distributors for the motion pictures shown in our theatres. Our business depends to a significant degree on maintaining good relationships with these distributors. Deterioration in our relationships with any of the major film distributors could adversely affect our access to commercially successful films and adversely affect our business and results of operations. Because the distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases, we cannot ensure a supply of motion pictures by entering into long-term arrangements with major distributors. Rather, we must compete for licenses on a film-by-film and theatre-by-theatre basis and are required to negotiate licenses for each film and for each theatre individually.

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

Industry-wide Conversion to Digital Cinema May Increase Our Costs.

        The theatre industry is in the early stages of conversion from film-based media to digital-based media. There are a variety of constituencies associated with this anticipated change that may significantly impact industry participants, including content providers, distributors, equipment providers and exhibitors. While content providers and distributors have indicated they would bear substantially all of the costs of this change, there can be no assurance that we will have access to adequate capital to finance the conversion costs associated with this potential change should the conversion progress rapidly, nor can there be any assurance that we will not see an increase in related operating costs of the new media that would adversely affect our results of operation.

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

Adverse Economic Conditions in Our Markets May Adversely Affect Our Financial Results.

        Downturns or adverse economic conditions affecting the United States economy generally, and particularly downturns or adverse economic conditions in the Midwest and in our other markets, adversely affect our results of operations, particularly with respect to our hotels and resorts division. Poor economic conditions can significantly adversely affect the business and group travel customers, which are the largest customer segments for our hotels and resorts division. Specific economic conditions that may directly impact travel, including financial instability of air carriers and increases in gas and other fuel prices, may adversely affect our results of operation. Additionally, although our theatre business has historically performed well during economic downturns as consumers seek less expensive forms of out-of-home entertainment, a significant reduction in consumer confidence or disposable income in general may temporarily affect the demand for motion pictures or severely impact the motion picture production industry, which, in turn, may adversely affect our results of operations.

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

Item 1B. Unresolved Staff Comments.

        None.

Item 2. Properties.

        We own the real estate of a substantial portion of our facilities, including, as of May 29, 2008, the Pfister Hotel, the Hilton Milwaukee City Center, the Hilton Madison at Monona Terrace, the Grand Geneva Resort & Spa, the Hotel Phillips, the InterContinental Milwaukee, the Skirvin Hilton and the majority of our theatres. We lease the remainder of our facilities. As of May 29, 2008, we also managed two hotels for joint ventures in which we have an interest and 10 hotels, resorts and other properties and one theatre that are owned by third parties. Additionally, we own properties acquired for the future construction and operation of new facilities and we have an interest in a joint venture hotel managed by a third party. All of our properties are suitably maintained and adequately utilized to cover the respective business segment served.

        Our owned, leased and managed properties are summarized, as of May 29, 2008, in the following table:

Business Segment	Total Number of Facilities in Operation	Owned(1)	Leased from Unrelated Parties(2)	Managed for Related Parties	Managed for Unrelated Parties(2)
Theatres:
Movie Theatres	56	44	11	0	1
Family Entertainment Center	1	1	0	0	0

Hotels and Resorts:
Hotels	16	6	1	2	7
Resorts	2	1	0	0	1
Other Properties	2	0	0	0	2

Total	77	52	12	2	11

(1)	Six of the movie theatres are on land leased from unrelated parties.

(2)	The 11 theatres leased from unrelated parties have 102 screens and the one theatre managed for an unrelated party has 6 screens.

        Certain of the above individual properties or facilities are subject to purchase money or construction mortgages or commercial lease financing arrangements, but we do not consider these encumbrances, individually or in the aggregate, to be material.

        Approximately 90% of our operating property leases expire on various dates after the end of fiscal 2009 (assuming we exercise all of our renewal and extension options).

Item 3. Legal Proceedings.

        We do not believe that any pending legal proceedings involving us are material to our business. No legal proceeding required to be disclosed under this item was terminated during the fourth quarter of fiscal 2008.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2008.

EXECUTIVE OFFICERS OF COMPANY

        Each of our executive officers is identified below together with information about each officer’s age, position and employment history for at least the past five years:

Name	Position	Age
Stephen H. Marcus	Chairman of the Board and Chief Executive Officer	73
Gregory S. Marcus	President	43
Bruce J. Olson	Senior Vice President and President of Marcus Theatres Corporation	58
Thomas F. Kissinger	Vice President, General Counsel and Secretary	48
Douglas A. Neis	Chief Financial Officer and Treasurer	49
William J. Otto	President and Chief Operating Officer of Marcus Hotels, Inc.	52

        Stephen H. Marcus has been our Chairman of the Board since December 1991 and our Chief Executive Officer since December 1988. He served as our President from December 1988 until January 2008. Mr. Marcus has worked at our company for 46 years.

        Gregory S. Marcus joined our company in March 1992 as Director of Property Management/Corporate Development. He was promoted in 1999 to our Senior Vice President – Corporate Development and became an executive officer in July 2005. He was elected our President in January 2008. He was elected to serve on our Board of Directors in October 2005.

        Bruce J. Olson joined our company in 1974. Mr. Olson served as the Executive Vice President and Chief Operating Officer of Marcus Theatres Corporation from August 1978 until October 1988, at which time he was appointed President of that subsidiary. Mr. Olson also served as our Vice President-Administration and Planning from September 1987 until July 1991. In July 1991, he was appointed as our Group Vice President and in October 2004, he was promoted to Senior Vice President. He was elected to serve on our Board of Directors in April 1996.

        Thomas F. Kissinger joined our company in August 1993 as our Secretary and Director of Legal Affairs. In August 1995, he was promoted to our General Counsel and Secretary and in October 2004, he was promoted to Vice President, General Counsel and Secretary. Prior to August 1993, Mr. Kissinger was associated with the law firm of Foley & Lardner LLP for five years.

        Douglas A. Neis joined our company in February 1986 as Controller of the Marcus Theatres division and in November 1987, he was promoted to Controller of Marcus Restaurants. In July 1991, Mr. Neis was appointed Vice President of Planning and Administration for Marcus Restaurants. In September 1994, Mr. Neis was also named as our Director of Technology and in September 1995 he was elected as our Corporate Controller. In September 1996, Mr. Neis was promoted to Chief Financial Officer and Treasurer.

        William J. Otto joined our company in 1993 as the Senior Vice President of Operations of Marcus Hotels, Inc. In 1996, Mr. Otto was promoted to Senior Vice President and Chief Operating Officer of Marcus Hotels, Inc. and in April 2001 he was further promoted to President and Chief Operating Officer of Marcus Hotels, Inc.

        Our executive officers are generally elected annually by our Board of Directors after the annual meeting of shareholders. Each executive officer holds office until his successor has been duly qualified and elected or until his earlier death, resignation or removal.

PART II

Item 5. Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities.

        (a)     Stock Performance Graphs

        The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed”” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities and Exchange Act of 1934 and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

        Set forth below are two graphs comparing the annual percentage change during our last five fiscal years in our cumulative total shareholder return (stock price appreciation on a dividend reinvested basis) of our Common Shares to: (1) the cumulative total return of a composite peer group index selected by us and (2) companies included in the Russell 2000 Index. The composite peer group index in the first graph (Graph No. 1) is the index we have used historically and is comprised of a hotels and resorts index we selected that includes Choice Hotels International, Inc., Lodgian Inc., Orient Express Hotels, Ltd., Sonesta International Hotels Corp. and Red Lions Corporation (formerly WestCoast Hospitality Corp.) (weighted 50%) and a theatre index we selected that includes Regal Cinemas (weighted 50%). The composite peer group index in the second graph (Graph No. 2), which we intend to use for future filings, is comprised of the Dow Jones U.S. Hotels Index (weighted 50%) and a theatre index we selected that includes Regal Cinemas and Carmike Cinemas (weighted 50%). We changed our stock performance graph because we chose a new composite peer group index that we believe more accurately reflects the performance of our current comparable companies and provides a better comparison between companies. Two of the lodging companies we included in our previous index, John Q. Hammons and Four Seasons, are no longer public. In addition, Carmike Cinemas, which we removed from our index when it was in bankruptcy, is now an appropriate comparable. We believe the new index will provide investors with a better understanding of our performance within the industry.

        The indices within the composite peer group indices are weighted to approximate the relative revenue contributions of each of our continuing business segments to our total revenues in our fiscal 2008. The shareholder returns of the companies included in the hotels and resorts indices and theatre indices are weighted based on each company’s relative market capitalization as of the beginning of the presented periods.

Graph No. 1

Graph No. 2

        (b)     Market Information

        Our Common Stock, $1 par value, is listed and traded on the New York Stock Exchange under the ticker symbol “MCS.” Our Class B Common Stock, $1 par value, is neither listed nor traded on any exchange. During the first and second quarters of fiscal 2007, we paid a dividend of $0.075 per share of our Common Stock and $0.06818 per share of our Class B Common Stock. During the third and fourth quarters of fiscal 2007 and all four quarters of fiscal 2008, we paid a dividend of $0.085 per share of our Common Stock and $0.07727 per share of our Class B Common Stock. The following table lists the high and low sale prices of our Common Stock for the periods indicated (NYSE trading information only).

Fiscal 2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$24.44	$22.00	$18.74	$19.93
Low	$18.90	$17.12	$13.94	$14.60

Fiscal 2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$21.68	$26.10	$26.31	$24.17
Low	$17.15	$19.30	$22.52	$20.18

        On August 7, 2008, there were 20,820,317 shareholders of record of our Common Stock and 8,885,126 shareholders of record of our Class B Common Stock.

        (c)     Stock Repurchases

        As of May 29, 2008, our Board of Directors had authorized the repurchase of up to 6.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock plans or other general corporate purposes. Under these authorizations, we have repurchased approximately 4.4 million shares of Common Stock as of May 29, 2008. These authorizations do not have an expiration date.

        The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were made in the open market and pursuant to the publicly announced repurchase authorization described above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
February 29 - March 28	--	--	--	2,319,514
March 29 - April 28	--	--	--	2,319,514
April 29 - May 29	506	$17.92	506	2,319,008

Total	506	$17.92	506	2,319,008

Item 6. Selected Financial Data.

Five-Year Financial Summary

	F2008	F2007	F2006	F2005	F2004
Operating Results
(in thousands)
Revenues(1)	$371,075	327,631	289,244	267,058	269,221
Earnings from continuing operations(1)	$20,486	33,927	22,468	19,578	18,562
Net earnings	$20,486	33,297	28,271	99,221	24,611

Common Stock Data(2)
Earnings per common share -
continuing operations(1)	$.68	1.10	.73	.64	.62
Net earnings per common share	$.68	1.08	.91	3.25	.82
Cash dividends per common share(3)	$.34	.32	7.26	.22	.22
Weighted average shares outstanding
(in thousands)	30,230	30,807	30,939	30,526	29,850
Book value per share	$10.69	10.51	9.87	16.27	13.20

Financial Position
(in thousands)
Total assets	$721,648	698,383	587,234	787,499	749,811
Long-term debt	$252,992	199,425	123,110	170,888	207,282
Shareholders’ equity	$317,493	319,509	301,323	493,661	393,723
Capital expenditures and acquisitions	$64,937	186,752	75,532	63,431	50,915

Financial Ratios
Current ratio	.53	.47	.73	4.18	2.96
Debt/capitalization ratio	.47	.45	.37	.28	.37
Return on average shareholders’ equity	6.4%	10.7%	7.1%	22.4%	6.4%

(1)	Fiscal 2004-2007 restated to present limited-service lodging, the Miramonte Resort and Marcus Vacation Club as discontinued operations.
(2)	All per share and shares outstanding data is on a diluted basis. Earnings per share data is calculated on our Common Stock using the two-class method.
(3)	Includes $7.00 per share special dividend paid during fiscal 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General

        We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2008 and fiscal 2006 were 52-week years. Fiscal 2007 was a 53-week year and our reported results for fiscal 2007 benefited from the additional week of reported operations. Fiscal 2009 will be a 52-week year.

        We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in two business segments: theatres and hotels and resorts. As a result of the sale of substantially all of the assets of our limited-service lodging division during fiscal 2005 and our sale in June 2006 of the remaining inventory of real estate and development costs associated with our vacation ownership development adjacent to the Grand Geneva Resort, we presented the limited-service lodging business segment and the vacation ownership development as discontinued operations in the accompanying financial statements and in this discussion for fiscal 2007 and 2006. Beginning with fiscal 2008, any remaining assets and related results of operation from these businesses are included in our hotels and resorts segment.

        Historically, our first fiscal quarter has produced the strongest operating results because this period coincides with the typical summer seasonality of the movie theatre industry and the summer strength of the lodging business. Our third fiscal quarter has historically produced the weakest operating results in our hotels and resorts division primarily due to the effects of reduced travel during the winter months. Our third fiscal quarter for our theatre division has historically been our second strongest quarter, but is heavily dependent upon the quantity and quality of films released during the Thanksgiving to Christmas holiday period.

Consolidated Financial Comparisons

        The following table sets forth revenues, operating income, other income (expense), earnings from continuing operations, earnings (losses) from discontinued operations, net earnings and earnings per common share for the past three fiscal years (in millions, except for per share and percentage change data):

			Change F08 v. F07			Change F07 v. F06
	2008	2007	Amt.	Pct.	2006	Amt.	Pct.
Revenues	$371.1	$327.6	$43.5	13.3%	$289.2	$38.4	13.3%
Operating income	47.7	41.1	6.6	15.9%	39.5	1.6	4.0%
Other income (expense)	(14.0)	2.4	(16.4)	-692.2%	(6.7)	9.1	135.5%
Earnings from
continuing operations	20.5	33.9	(13.4)	-39.6%	22.5	11.4	51.0%
Earnings (losses) from
discontinued operations	--	(0.6)	0.6	100.0%	5.8	(6.4)	-110.9%
Net earnings	$20.5	$33.3	$(12.8)	-38.5%	$28.3	$5.0	17.8%
Earnings per common share - Diluted:
Continuing operations	$0.68	$1.10	$(0.42)	-38.2%	$0.73	$0.37	50.7%
Net earnings per common share	$0.68	$1.08	$(0.40)	-37.0%	$0.91	$0.17	18.7%

Fiscal 2008 versus Fiscal 2007

        Revenues and operating income from both our theatre division and our hotels and resorts division increased during fiscal 2008 compared to the prior year, despite the fact that fiscal 2007 included an additional 53rd week of operations that benefited both of our operating divisions. The additional week last year contributed approximately $9.5 million in revenues and $2.9 million in operating income to our fiscal 2007 results. Theatre division operating results were favorably impacted by new screens acquired during the fourth quarters of fiscal 2008 and 2007. Operating results from our hotels and resorts division were favorably impacted by improved results at several of our newer hotels, as well as by increased management fees.

        Reduced investment income, increased interest expense, decreased gains on disposition of property, equipment and other assets and a significantly higher income tax rate contributed to a decrease in earnings from continuing operations during fiscal 2008, offsetting reduced equity losses from unconsolidated joint ventures. Our overall net earnings also decreased during fiscal 2008 compared to the prior year.

        We recognized investment income of $1.5 million during fiscal 2008, representing a decrease of $1.6 million, or 52.2%, compared to investment income of $3.1 million during the prior year. Investment income includes interest earned on cash, cash equivalents, cash held by intermediaries and notes receivable, including notes related to prior sales of timeshare units in our hotels and resorts division. The decrease in investment income during fiscal 2008 compared to the prior year was primarily the result of reduced interest earned on our cash balances and our timeshare notes receivable during fiscal 2008. Our fiscal 2008 cash balances were lower than the prior year due to the fact that we financed a portion of our fiscal 2007 fourth quarter theatre acquisition with cash and our notes receivable from timeshare sales were lower because they are being paid off over time as expected. Due to our expectations that our notes receivable from timeshare sales will continue to decline (we are no longer selling timeshare units), we expect our fiscal 2009 investment income to be slightly less than fiscal 2008 (our fiscal 2009 average cash balances are currently expected to be similar to fiscal 2008). Our cash and cash equivalents totaled $13.4 million at the end of our fiscal year, compared to $12.0 million at the end of fiscal 2007. The majority of our cash was invested in federal tax-exempt short-term financial instruments during the year.

        Our interest expense totaled $15.2 million for fiscal 2008, representing an increase of approximately $1.3 million, or 8.9%, compared to fiscal 2007 interest expense of $13.9 million. The increase in interest expense was the result of increased borrowings related to our fiscal 2007 and 2008 fourth quarter theatre acquisitions, partially offset by lower short-term interest rates during fiscal 2008. We expect our interest expense to increase by approximately $1.5-$2.0 million during fiscal 2009 as a result of increased borrowings related to our fiscal 2008 fourth quarter theatre acquisition.

        Our continuing operations recognized net gains on disposition of property, equipment and other assets of only $83,000 during fiscal 2008, compared to gains from continuing operations of $14.5 million during fiscal 2007. The fiscal 2008 gain was primarily the result of the sale of one of our last two remaining Baymont Inn joint ventures. The fiscal 2007 gains included gains related to the sale of four former restaurant properties, several parcels of land and the Westin Columbus hotel (to a joint venture in which we retained a minority interest). We also reported a significant gain of approximately $5.1 million during fiscal 2007 related to the sale of a theatre in Waukesha, Wisconsin, that was replaced by our new Majestic theatre in nearby Brookfield, Wisconsin. The timing of our periodic sales of property and equipment results in variations each year in the gains or losses that we report on disposition of property and equipment. We anticipate the potential for additional disposition gains from periodic sales of non-core property and equipment during fiscal 2009. In particular, we have the potential to report significant gains sometime during the next several years from the intended sale of a valuable theatre parcel in Brookfield, Wisconsin that was also replaced by our new Majestic theatre and the potential sale of an existing theatre parcel in Madison, Wisconsin that we are proposing to replace with a new theatre.

        Our fiscal 2007 disposition gains also included a gain of approximately $5.9 million related to the sale of condominium units at our Las Vegas Platinum Hotel. Only one additional condominium unit was sold during fiscal 2008. As of May 29, 2008, we still owned 16, or approximately 6%, of the 255 available condominium units. These units are being rented to guests while we attempt to sell them in a challenging Las Vegas real estate market. We currently do not anticipate reporting any significant gains on disposition of these remaining units during fiscal 2009.

        We reported net equity losses from unconsolidated joint ventures of approximately $400,000 during fiscal 2008 compared to losses of $1.4 million during the prior year. Losses during fiscal 2008 included small losses from two hotel joint ventures in which we have a 15% ownership interest (both hotels underwent significant renovations during our fiscal 2008) and our remaining Baymont 50% joint venture. The greater loss during fiscal 2007 was primarily the result of preopening costs from our then 50% ownership interest in the joint venture that was developing the Platinum Hotel in Las Vegas. We acquired an additional equity interest in this joint venture during the last month of our fiscal 2007 second quarter. As a result of that transaction, effective October 31, 2006, the assets and liabilities of the Platinum Hotel, as well as the results of its operations, were included in our consolidated operating results and were no longer included in net equity losses from unconsolidated joint ventures. With renovations at or near completion at our two joint venture hotels, we do expect some improvement in net equity earnings or losses from these unconsolidated hotel joint ventures during fiscal 2009.

        We reported income tax expense on continuing operations for fiscal 2008 of $13.2 million, an increase of approximately $3.6 million, or 38.0%, compared to fiscal 2007 income tax expense of $9.6 million. Our effective income tax rate for continuing operations during fiscal 2008 was 39.2%, significantly higher than our fiscal 2007 effective rate of 22.0%. This higher rate was primarily due to the fact that last year’s effective income tax rate reflected the favorable impact of federal and state historic tax credits generated upon the opening of our Oklahoma City Skirvin Hilton hotel project. These historic tax credits reduced our fiscal 2007 income tax expense by approximately $7.8 million or approximately $.25 per share. Our fiscal 2008 effective tax rate is more in line with our historical 39-40% range. We currently anticipate that our fiscal 2009 effective income tax rate will be within this same range.

        Net earnings during fiscal 2007 included an after-tax loss from discontinued operations of $630,000. A detailed discussion of this item is included in the Discontinued Operations section. Weighted-average shares outstanding were 30.2 million during fiscal 2008 and 30.8 million during fiscal 2007. All per share data is presented on a diluted basis.

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

        Increased gains on disposition of property, equipment and other assets, reduced interest expense and equity losses from unconsolidated joint ventures and a significantly lower income tax rate contributed to a significant increase in earnings from continuing operations during fiscal 2007, offsetting reduced investment income. Our overall net earnings increased during fiscal 2007 compared to the prior year despite prior year gains on the disposition of the previously noted discontinued operations.

        We recognized investment income of $3.1 million during fiscal 2007, representing a decrease of $4.8 million, or 60.4%, compared to investment income of $7.9 million during the prior year. Our fiscal 2007 cash balances were substantially lower than the prior year due to the impact of our $214.6 million special dividend paid on February 24, 2006, the first day of our fiscal 2006 fourth quarter, resulting in reduced investment income during fiscal 2007 compared to the prior year. Our cash and cash equivalents totaled $12.0 million at the end of fiscal 2007, compared to $34.5 million at the end of fiscal 2006. The majority of our cash was invested in federal tax-exempt short-term financial instruments during the year.

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

        We reported net equity losses from unconsolidated joint ventures of approximately $1.4 million during fiscal 2007 compared to losses of $1.9 million during the prior year. Losses during both years were primarily the result of preopening costs from our previous 50% ownership interest in the Platinum Hotel joint venture.

        We reported fiscal 2007 income tax expense on continuing operations of $9.6 million, a decrease of approximately $800,000, or 8.1%, compared to fiscal 2006. Our effective income tax rate for continuing operations during fiscal 2007 was 22.0%, significantly lower than our fiscal 2006 effective rate of 31.7% and our historical 39-40% range. This was primarily due to the impact of federal and state historic tax credits generated upon the opening of our Oklahoma City Skirvin Hilton hotel project, in addition to investments in federal tax-exempt short-term financial instruments. These historic tax credits reduced our fiscal 2007 income tax expense by approximately $7.8 million.

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

Current Plans

        Our aggregate capital expenditures, acquisitions and purchases of interests in joint ventures were approximately $65 million during fiscal 2008 compared to $198 million and $77 million during the prior two fiscal years, respectively. We currently anticipate that our fiscal 2009 capital expenditures, including potential purchases of interests in joint ventures (but excluding any potential acquisitions) may be in the $60-$80 million range. We will, however, continue to monitor our operating results and economic and industry conditions so that we respond appropriately.

        Our current strategic plans include the following goals and strategies:

•	After opening three new theatres (including our prototype Majestic theatre in Brookfield, Wisconsin) and acquiring 18 theatres and 205 screens in adjacent markets during the last two fiscal years, our current plans for growth in our theatre division include several opportunities for new theatres and screens. We have plans for at least two more of our successful 72-foot wide UltraScreens® at existing locations (we currently have 11 of these very popular screens with one screen currently under construction). We will also continue to review opportunities for building additional new locations, including recently announced plans to replace our existing Eastgate theatre in Madison, Wisconsin, with a new state-of-the-art theatre and entertainment complex nearby. We have purchased or signed letters of intent to purchase land in LaVista, Nebraska and Frankfort, Illinois that may be used for new theatres at a future date and we recently agreed to design and manage a unique, upscale theatre and entertainment complex in Omaha, Nebraska. We are always looking to acquire potential theatre sites to facilitate our long-term growth and we will also continue to consider additional potential acquisitions as opportunities arise.

•	We currently anticipate allocating part of our capital budget in the future to further enhance our food and beverage opportunities within our existing theatres. Our successful 16-screen Majestic theatre was built with two cafes – one serving branded pizza and another serving branded coffee, ice cream and chocolates – as well as a separate lounge that serves alcoholic beverages. The theatre also includes a multi-use “dinner-theatre” auditorium called the AT&T Palladium, fully equipped for live performances, meetings, broadcast concerts and sporting events and regular screenings of first-run movies, with an attached kitchen from which we offer a full menu. Our goal was to introduce an entertainment destination that would further define and enhance the customer value proposition for movie-going in the future. We have learned a great deal from the first year of the Majestic and we are currently pursuing opportunities to duplicate and/or expand on these food and beverage strategies in several of our existing theatres. As always, we will also continue to maintain and enhance the value of our existing theatre assets by regularly upgrading and remodeling our theatres in order to keep them looking fresh and new to our customers. In order to accomplish the strategies noted above, we currently anticipate that our fiscal 2009 capital expenditures in this division may be approximately $25-$35 million, excluding any potential acquisitions.

•	In addition to the growth strategies described above, our theatre division has embarked on several strategies that are designed to further improve the profitability of our existing theatres. These strategies include plans to further expand ancillary theatre revenues, such as pre-show and lobby advertising and additional corporate and group sales, sponsorships and alternate auditorium uses. During the second quarter of fiscal 2008, we entered into a non-exclusive digital network affiliate agreement with National CineMedia, LLC for the presentation of live and pre-recorded in-theatre events in 21 of our locations in multiple markets. The expanded programming, which has included live performances of the Metropolitan Opera, as well as sports, music and other events, was well received by our customers and should benefit our future operating results by providing revenue during our theatres slower periods.

•	We expanded our testing of several digital cinema systems during fiscal 2008 as we continue to prepare for the anticipated introduction of digital projection technology in our theatres. Once we have completed testing and are satisfied that a suitable financing methodology has been determined (all film studios have generally committed to participating in the financing of this new technology implementation), we anticipate a broader roll-out of digital cinema into our theatres. Our goals include delivering an improved film presentation to our guests, increasing our scheduling flexibility, as well as maximizing the opportunities for alternate programming that may be available with this technology. In addition, during the second quarter of fiscal 2008, we began testing the newest version of the highly anticipated digital 3D technology at two of our theatres and received very positive responses from the initial presentation of Beowulf in 3D, the tremendously successful Hannah Montana/Miley Cyrus: Best of Both WorldsConcert in Disney Digital 3D and the U2 3D concert. As a result, early in fiscal 2009 we purchased and installed 14 digital 3D systems in time for the latest 3D release, Journey to the Center of the Earth. With up to 8-10 3D films scheduled for release during calendar 2009, many in our industry believe digital 3D may have a significant positive impact on future movie-going.

•	Our hotels and resorts division is on its way to reaching its previously stated goal of increasing the number of rooms either managed or owned to up to approximately 6,000 rooms within the next 12 to 18 months. We added nearly 1,600 rooms to our portfolio during fiscal 2007, with the opening of the company-owned Skirvin Hilton in Oklahoma City, Oklahoma and the addition of six new management contracts. During fiscal 2008, we opened a newly-managed 256-room hotel in Bloomington, Minnesota and entered into three additional management contracts that will eventually add approximately 700 new rooms to our portfolio. We have sought to develop strategic relationships with private equity owners of hotels during the last two years. As a result, we were successful in obtaining management contracts for two properties owned by affiliates of Goldman Sachs, two properties owned by affiliates of Waterton Commercial (a Chicago-based real estate company) and one property owned by an affiliate of W.P. Carey & Co. (a NYSE real estate investment manager). We have a 15% equity interest in both of the aforementioned properties managed for Waterton. In one case, we sold a company-owned hotel (the Columbus Westin) to a joint venture formed with Waterton. We continue to pursue additional growth opportunities, with an emphasis on management contracts for other owners. A number of the projects that we are currently exploring may also include some small equity investments.

•	Our plans for our hotels and resorts division also include continued reinvestment in our existing properties in order to maintain and increase their value. During fiscal 2007, we renovated and repositioned the Wyndham Milwaukee Center and converted it to the luxury InterContinental brand. We also completed a 12,000 square foot conference center expansion at our Grand Geneva Resort. During the last two years, we renovated guest rooms, meeting space and the parking garage and added a new spa and featured restaurant at our flagship Pfister Hotel. Our fiscal 2009 plans include a major guest room renovation at the Hilton Milwaukee City Center, as well as a guest room renovation and pool and spa update at our Grand Geneva Resort. Our fiscal 2009 hotels and resorts capital expenditures for these and other projects, including possible equity investments in new projects, may be up to approximately $35 – $45 million. We expect these aforementioned development projects and investments in existing assets, plus anticipated improvements at our core properties, to provide potential earnings growth opportunities during fiscal 2009 and beyond.

•	In addition to operational and growth strategies in our operating divisions, we continue to seek additional opportunities to enhance shareholder value, including strategies related to dividend policy, share repurchases and asset divestitures. During fiscal 2006, we returned a substantial portion of the proceeds from the sale of our limited-service lodging division to our shareholders in the form of a $7.00 per share special dividend. We also increased our regular quarterly dividend by 36% to $0.075 per share of common stock in fiscal 2006 and by another 13% to $0.085 per share during fiscal 2007. During the last three fiscal years, we have repurchased over 1.5 million shares of our common stock in conjunction with the exercise of stock options and the purchase of shares in the open market under our existing board authorizations. During our fiscal 2008 third quarter, our board of directors authorized the repurchase of up to an additional 2.0 million shares of our outstanding common stock. In fiscal 2007, we sold our remaining inventory of real estate and development costs associated with our vacation ownership development adjacent to the Grand Geneva Resort at a small gain, exiting a business that had contributed operating losses during each of the previous two years. We will also continue to evaluate opportunities to sell real estate when appropriate, benefiting from the underlying value of our real estate assets. In addition to the previously mentioned potential sale of another valuable former theatre parcel in Brookfield, Wisconsin and an existing theatre in Madison, Wisconsin, we will evaluate opportunities to sell additional out-parcels at our new theatre developments in Green Bay and Sturtevant, Wisconsin in addition to other non-operating, non-performing real estate in our portfolio.

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

Theatres

        Our oldest and most profitable division is our theatre division. The theatre division contributed 48.8% of our consolidated revenues from continuing operations and 62.1% of our consolidated operating income, excluding corporate items, during fiscal 2008. The theatre division operates motion picture theatres in Wisconsin, Illinois, Ohio, Minnesota, Iowa, North Dakota and Nebraska and a family entertainment center in Wisconsin. The following tables set forth revenues, operating income, operating margin, screens and theatre locations for the last three fiscal years:

			Change F08 v. F07			Change F07 v. F06
	2008	2007	Amt.	Pct.	2006	Amt.	Pct.
	(in millions, except percentages)
Revenues	$181.1	$156.5	$24.6	15.7%	$146.0	$10.5	7.2%
Operating income	$35.3	$34.6	$0.7	2.2%	$32.5	$2.1	6.4%
Operating margin	19.5%	22.1%			22.2%

Number of screens and locations at fiscal year-end (1) (2)	2008	2007	2006
Theatre screens	678	608	504
Theatre locations	56	50	45

Average screens per location	12.1	12.2	11.2

(1)	Includes 6 screens at one location managed for other owners in 2008, 20 screens at two locations in 2007 and 40 screens at four locations in 2006.
(2)	Includes 29 budget screens at four locations in 2008 and 2007 and 20 budget screens at four locations in 2006. Compared to first-run theatres, budget theatres generally have lower box office revenues and associated film costs, but higher concession sales as a percentage of box office revenues.

        The following table further breaks down the components of revenues for the theatre division for the last three fiscal years:

			Change F08 v. F07			Change F07 v. F06
	2008	2007	Amt.	Pct.	2006	Amt.	Pct.
	(in millions, except percentages)
Box office revenues	$114.7	$98.2	$16.5	16.8%	$93.4	$4.8	5.1%
Concession revenues	56.9	49.0	7.9	16.0%	45.5	3.5	7.7%
Other revenues	9.5	9.3	0.2	2.8%	7.1	2.2	30.9%

Total revenues	$181.1	$156.5	$24.6	15.7%	$146.0	$10.5	7.2%

Fiscal 2008 versus Fiscal 2007

        The increase in theatre division revenues and operating income during fiscal 2008 compared to the prior year was due primarily to the added results from the 11 theatres and 122 screens that we acquired from Cinema Entertainment Corporation (CEC) and related parties during our fiscal 2007 fourth quarter. Our operating results improved despite the fact that our fiscal 2007 operating results benefited from an additional week of operations. The additional week of operations, which included the traditionally strong Memorial Day holiday weekend, contributed approximately $5.3 million and $2.1 million, respectively, to our theatre division revenues and operating income during fiscal 2007, excluding the theatres acquired during our fiscal 2007 fourth quarter. Excluding the additional week from our fiscal 2007 results, our fiscal 2008 theatre division revenues and operating income would have increased by 20.6% and 10.2%, respectively (including the acquired theatres). Excluding our acquired theatres, two former theatres that were open for portions of last year and which have subsequently been closed and not replaced and the additional week of operations during fiscal 2007, fiscal 2008 box office receipts increased 2.8% and concession revenues increased 3.1% compared to the prior year comparable theatres.

        On April 3, 2008, we acquired seven owned and/or leased movie theatres with 83 screens in Omaha and Lincoln, Nebraska from Douglas Theatre Company (“Douglas”) and related parties for a purchase price of approximately $40.5 million. The transaction was funded with our credit facility. We expect that the acquisition will be accretive to both fiscal 2009 earnings and cash flow. In conjunction with this transaction, we also purchased an additional site for the development of a new theatre in LaVista, Nebraska for approximately $4.4 million in our fiscal 2009 first quarter. The Douglas theatres contributed approximately $4.1 million and $460,000, respectively, to our theatre division revenues and operating income for the eight weeks that we owned them during fiscal 2008.

        Total theatre attendance increased 13.1% during fiscal 2008 compared to the prior year. Excluding our acquired theatres, two former theatres that were open for portions of last year and which have subsequently been closed and not replaced and the additional week of operations during fiscal 2007, fiscal 2008 attendance at our comparable theatres decreased approximately 2.1% compared to the prior year. Our comparable theatre attendance was negatively impacted by a particularly soft slate of films during our fiscal 2008 second and fourth quarters compared to the prior year, offsetting a strong first quarter film line-up during fiscal 2008. We also have five locations where new motion picture theatres have opened adjacent to the trade areas of our theatres and have had some negative impact on our attendance at those locations.

        Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control. Excluding changes in the number of competitive screens in our markets, we believe that the most significant factor contributing to variations in attendance during fiscal 2008 was the quantity and quality of film product released during the respective quarters compared to the films released during the same quarters last year. Additional factors that are difficult to measure but which may have had some continuing impact on attendance during fiscal 2008 include piracy and the ongoing impact of DVDs and home entertainment options on consumer spending choices.

        Consistent with prior years in which blockbusters accounted for a significant portion of our total box office, our top 15 performing films accounted for 35% of our fiscal 2008 box office receipts compared to 36% during fiscal 2007. Four fiscal 2008 films produced box office receipts in excess of $3 million each for our circuit, compared to three films that reached that amount for us during the prior year. The following five fiscal 2008 films accounted for approximately 15% of our total box office and produced the greatest box office receipts for our circuit: Harry Potter and the Order of the Phoenix, National Treasure: Book of Secrets, Iron Man, Transformers and Alvin and the Chipmunks. The quantity of films shown in our theatres remained relatively constant during fiscal 2008. We played 217 films and attractions (including 12 alternate content bookings) at our theatres during fiscal 2008 compared to 214 films during fiscal 2007. Based upon projected film and alternate content availability, we currently estimate that we will show a similar number of films and attractions on our screens during fiscal 2009 as we did during fiscal 2008. Generally, an increase in the quantity of films increases the potential for more blockbusters in any given year.

        During fiscal 2008, our average ticket price increased 3.1% in total and 4.9% for comparable theatres compared to the prior year, attributable primarily to selected price increases and premium pricing for our digital 3D and UltraScreens® attractions. In addition, our new Marcus Majestic Cinema in Brookfield, Wisconsin contributed to the fiscal 2008 increases in average ticket price due to premium pricing associated with VIP seating in our two UltraScreens. Changes in film product mix did not have a significant impact on our average ticket price during fiscal 2008 (more adult-oriented and R-rated films result in a higher average price). With attendance at comparable theatres down slightly during fiscal 2008 compared to the prior year, this increase in average ticket price contributed $4.5 million, or 100%, of our increased box office revenues for comparable theatres during fiscal 2008 compared to the prior year, offsetting our reduced attendance.

        Our average concession sales per person increased 0.3% in total and 5.2% for comparable theatres during fiscal 2008 compared to the prior year. Concession pricing at our newly acquired theatres was lower than at our existing theatres. Pricing, concession product mix and film product mix are the three primary factors that impact our concession sales per person. Selected price increases and a slight change in concession product mix, including more sales of higher priced non-traditional food and beverage items in our theatres, were the primary reasons for our increased average concession sales per person during fiscal 2008. Film product mix (for example, films that appeal to families and teenagers generally produce better than average concession sales) did not have a significant impact on our average concession sales per person during the year. Due to lower attendance during fiscal 2008, this increase in average concession sales per person contributed $2.4 million, or 100%, of our increased concession revenues for comparable theatres during fiscal 2008 compared to the prior year.

        Our theatre division’s operating margin decreased to 19.5% during fiscal 2008, compared to 22.1% in fiscal 2007. Our fiscal 2008 operating margin decreased primarily due to higher fixed costs related to new theatres added within the past year. Significantly higher snow removal costs during our third quarter also contributed to a lower margin. Other revenues, which include management fees, pre-show advertising income and family entertainment center revenues, increased slightly during fiscal 2008 compared to the prior year, favorably impacting our operating margin. Comparisons to fiscal 2007 other revenues were negatively impacted by the fact that last year’s other revenues included a final payment from our former screen advertising partner, Cinema Screen Media, and a one-time fee associated with the termination of our management contract for three theatres in Chicago, Illinois. We hope to increase our operating margins in our theatre division during fiscal 2009 by reducing our costs, increasing our ancillary revenues and increasing our food and beverage revenues.

        On the last day of fiscal 2007, we ceased managing two theatres with 20 screens in Chicago, Illinois and late during our fiscal 2008 first quarter, we ceased managing one other Chicago theatre with 14 screens, reducing our fiscal 2008 other revenues compared to the prior year. We have identified three other company-owned theatres with 16 screens that we may close during the next year with minimal impact expected on our operating results.

        Early in our fiscal 2008 third quarter, we opened our circuit’s 11th UltraScreen at our theatre in Pickerington, Ohio with a small favorable impact on our fiscal 2008 operating results. We also recently began construction on another UltraScreen at our theatre in Orland Park, Illinois and hope to begin construction on another during fiscal 2009.

        Box office receipts during the summer to-date for comparable theatres have thus far exceeded last year’s strong summer results. Strong performances from films such as Sex and the City, Kung Fu Panda, Get Smart, Incredible Hulk, Wall-E, Hancock, The Dark Knight, X-files: I Want to Believe and Step Brothers have contributed to our early fiscal 2009 results.

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

        Excluding a relatively small number of changes in the number of competitive screens in our markets, we believe that the most significant factor contributing to variations in attendance during fiscal 2007 was the quantity and quality of film product released during the respective quarters compared to the films released during the same quarters last year. During fiscal 2007, our average ticket price only increased 0.2% compared to the prior year, contributing approximately $148,000 to our increased box office receipts during the year. This relatively small increase in our average ticket price was attributable primarily to selected regional price promotions at several of our theatres during the year. Our average concession sales per person increased 2.4% during fiscal 2007 compared to the prior year, contributing approximately $1.0 million to our concession revenues during the year. Modest price increases and slightly lower concession pricing at our newly acquired theatres resulted in this small increase in our average concession sales per person.

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

        Our theatre division’s operating margin decreased slightly to 22.1% during fiscal 2007, compared to 22.2% in fiscal 2006, due in part to the impact of approximately $800,000 of preopening expenses related primarily to the opening of our Majestic theatre. In addition, our fiscal 2007 operating margin was negatively impacted by increased film rental costs, due primarily to the fact that our top films (which historically have higher film rental costs as a percentage of revenues) represented a higher percentage of our total box office during fiscal 2007. Other revenues increased during fiscal 2007 compared to the prior year, favorably impacting our operating margin. Increased pre-show and lobby advertising income, which included a final payment from our former screen advertising partner, Cinema Screen Media, and a one-time fee associated with the termination of our management contract for three theatres in Chicago, Illinois contributed to the increase in other revenues.

        We opened three new locations with 41 screens during fiscal 2007. A new 13-screen theatre, which included an UltraScreen®, opened in November 2006 in Sturtevant, Wisconsin and replaced an existing five-screen owned theatre in Racine, Wisconsin that we closed in late September and an 8-screen leased theatre in Racine that we converted to a budget-oriented theatre. We also opened a new 12-screen theatre in November 2006 in Green Bay, Wisconsin which replaced an 8-screen leased theatre that we closed in the same market. In May 2007, we opened the 16-screen Majestic theatre in Brookfield, Wisconsin, replacing two nearby theatres that had 17 screens. We also closed a 3-screen theatre in Milwaukee, Wisconsin, a single screen theatre in Cedarburg, Wisconsin and a 5-screen theatre in Madison, Wisconsin during fiscal 2007 with minimal impact on our fiscal 2007 operating results. The impact of the new theatres on fiscal 2007 operating results was also not significant, due to the timing of the openings in the fiscal year and the fact that the first year includes preopening expenses.

Hotels and Resorts

        The hotels and resorts division contributed 50.8% of our consolidated revenues from continuing operations and 37.9% of our consolidated operating income, excluding corporate items, during fiscal 2008. As of May 29, 2008, the hotels and resorts division owned and operated three full-service hotels in downtown Milwaukee, Wisconsin, a full-facility destination resort in Lake Geneva, Wisconsin and full-service hotels in Madison, Wisconsin, Kansas City, Missouri, Chicago, Illinois and Oklahoma City, Oklahoma. In addition, we managed 12 hotels, resorts and other properties for other owners. Included in the 12 properties managed for others are two hotels owned by joint ventures in which we have a minority interest and two condominium hotels where we own the public space. The following table sets forth revenues, operating income, operating margin and rooms data for the hotels and resorts division for the last three fiscal years:

			Change F08 v. F07			Change F07 v. F06
	2008	2007	Amt.	Pct.	2006	Amt.	Pct.
	(in millions, except percentages)
Revenues	$188.5	$169.9	$18.6	10.9%	$141.9	$28.0	19.7%
Operating income	$21.6	$15.8	$5.8	36.5%	$15.6	$0.2	1.1%
Operating margin	11.4%	9.3%			11.0%

Available rooms at fiscal year-end	2008	2007	2006
Company-owned	2,520	2,520	2,480
Management contracts with joint ventures	423	423	--
Management contracts with condominium hotels	480	480	225
Management contracts with other owners	1,769	1,670	811

Total available rooms	5,192	5,093	3,516

Fiscal 2008 versus Fiscal 2007

        Division revenues increased during fiscal 2008 compared to the prior year due to improved performance from our comparable company-owned hotels and resorts, the addition of one new company-owned hotel (the Skirvin Hilton) for most of the year and increased management fees from new contracts. Our fiscal 2008 revenues also included a development fee of approximately $900,000 related to a hotel project for another owner to whom we provided assistance. Comparisons to last year’s revenues were negatively impacted by the fact that the Columbus Westin hotel was a company-owned hotel during most of fiscal 2007 and thus its revenues were included in our operating results. During the fourth quarter of fiscal 2007, we sold the Columbus Westin to a joint venture in which we own a 15% minority interest. As a result, our share of this hotel’s results from operations are now reported as equity earnings or losses from unconsolidated joint ventures and are no longer included in our consolidated division operating results.

        The following table sets forth certain operating statistics, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for comparable company-owned properties (excluding the Skirvin Hilton):

			Change F08 v. F07
Operating Statistics (1)	2008	2007	Amt.		Pct.
Occupancy percentage	66.8%	65.2%	1.6	pts	2.5%
ADR	$146.61	$139.98	$6.63		4.7%
RevPAR	$97.93	$91.33	$6.60		7.2%

(1)	These operating statistics represent averages of seven distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

        RevPAR increased at all seven of our comparable company-owned properties during fiscal 2008 compared to the prior year. In particular, improved results from our InterContinental Milwaukee hotel, which completed a major renovation under a different brand and was repositioned to the upscale InterContinental brand early in the fiscal 2007 third quarter, contributed to these strong results. The relative lack of new hotel supply growth and reasonably strong business travel demand contributed to the ADR increase. According to data received from Smith Travel Research and compiled by us in order to match our fiscal year, comparable upper upscale hotels throughout the United States experienced a slightly lower increase in RevPAR of 4.4% during our fiscal 2008.

        Division operating income and operating margins increased during fiscal 2008 compared to the prior year due to the increased revenues at comparable properties, increased management and development fees and improved operating results at our three newest hotels, the Skirvin Hilton, the Platinum Hotel & Spa and the InterContinental Milwaukee. These three hotels had preopening expenses of approximately $4.5 million during fiscal 2007. Conversely, our operating income during fiscal 2008 was negatively impacted by a significant one-time real estate tax adjustment of approximately $1.2 million at our Chicago Four Points hotel and by reduced operating results at our Pfister Hotel due to its parking garage being closed during the entire fiscal 2008 first half and its meeting and banquet space being closed during the entire fiscal 2008 first quarter for extensive renovations. The Pfister’s meeting and banquet space was reopened early during our second quarter and the parking garage was reopened early during our third quarter. Our operating income increased despite the fact that the additional week of operations during fiscal 2007 contributed approximately $3.2 million and $570,000, respectively, to our hotels and resorts division revenues and operating income.

        Our newest company-owned hotel, the Skirvin Hilton in Oklahoma City, has now completed its first full year of operations and although its operating statistics are not included in the table above, its revenues continue to exceed our original expectations. Our fiscal 2008 fourth quarter RevPAR increased by 9.6% due in large part to the operating performance at this particular hotel. We expect this hotel to contribute positively to fiscal 2009 operating results as well.

        During our fiscal 2008 third quarter, we opened our 20th property and 12th managed property, the 256-room Hilton Minneapolis/Bloomington in Bloomington, Minnesota. This hotel is owned by an affiliate of W.P. Carey & Co., a NYSE real estate investment manager. In addition, three new management contracts were added during fiscal 2008. In September 2007, we were selected to manage a proposed 169-room luxury boutique hotel that may be built as part of a master-planned, multi-use development in Carmel, Indiana (tentatively scheduled to open in 2011). In October 2007, we were selected to manage the 155-room four-star Venturella Resort in Orlando, Florida. This hotel is currently undergoing a major renovation and is tentatively scheduled to open in late 2008 or early 2009. Finally, in May 2008, we were selected to manage the new 7th Wave Resort, a $150 million water park project to be built just south of Providence, Rhode Island. Construction is scheduled to begin on this 409-room property later in 2008, with an opening tentatively slated for early 2010. We currently are providing technical development and preopening services to the owners of each of these properties under development. Although total revenues from an individual hotel management contract are significantly less than from an owned hotel, the operating margins are significantly higher due to the fact that all direct costs of operating the property are borne by the owner of the property. Management contracts provide us with an opportunity to increase our total number of rooms managed without a significant investment, thereby increasing our returns on equity from this division.

        At the beginning of our fiscal 2009, the group business booking pace for our hotels and resorts was beginning to show some signs of the slowing demand occurring elsewhere in the lodging industry. We have limited ability to project how much future business travel may be impacted by the current economic environment. Our hotel and resort business would likely be negatively impacted by a sustained economic downturn that results in reduced business travel. We are hopeful that favorable comparisons at our Pfister Hotel, which underwent a significant renovation during fiscal 2008, increased management fees and continued improvement at our newest properties will help to favorably mitigate any potential downturn in operating results at our other existing properties during fiscal 2009.

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

        The following table sets forth certain operating statistics, including our average occupancy percentage, our ADR and our RevPAR for comparable company-owned properties (excluding the Skirvin Hilton and InterContinental Milwaukee):

			Change F07 v. F06
Operating Statistics (1)	2007	2006	Amt.		Pct.
Occupancy percentage	66.4%	66.5%	-0.1p	ts	-0.	2%
ADR	$140.62	$133.43	$7.19		5.4%
RevPAR	$93.33	$88.73	$4.60		5.2%

(1)	These operating statistics represent averages of six distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

        RevPAR increased at four of our six comparable company-owned properties during fiscal 2007 compared to the prior year. The relative lack of new hotel supply growth and continued strong business travel demand contributed to the ADR increase. According to data received from Smith Travel Research, comparable upper upscale hotels throughout the United States experienced a similar increase in RevPAR of 6.0% during our fiscal 2007.

        Our Las Vegas condominium hotel project, the Platinum Hotel, opened in late October 2006. Start-up operating losses and preopening expenses, magnified by the fact that we were generally unable to rent individual units until after the related condominium sale closed, negatively impacted our fiscal 2007 results. As manager of this hotel and now 100% owner of the public space (with all condominium units to be ultimately individually-owned), the Platinum contributes to revenues and operating income of our hotels and resorts division in several ways. In addition to earning a management fee equal to a share of room revenue, we are reporting 100% of the revenues and profits (or losses) generated by the public space at this non-gaming, non-smoking hotel, including the restaurant, lounge, meeting space and spa.

        Renovations of the historic Skirvin Hilton hotel were completed in late February and the 225-room property reopened during the first week of our fiscal 2007 fourth quarter, becoming our fifth historic hotel under management. As the principal equity partner in this complex public-private venture, the hotel is reported as a company-owned property. Our total equity investment in this venture was approximately $12.2 million, the majority of which was recouped from previously described federal and state historic tax credits related to this project. The remaining funds for this approximately $55 million project were provided by contributions from Oklahoma City, new markets tax credits and project-specific mortgage debt. Preopening expenses from this project had a significant negative impact on our overall operating results during fiscal 2007.

        In late April 2007, we sold the 186-room Westin Columbus hotel for $16.4 million, before transaction costs, to a joint venture formed by us and an entity sponsored by Chicago-based Waterton Commercial LLC. We own a 15% minority interest in the joint venture and manage the property under a long-term management agreement. The sale of the Westin Columbus to a joint venture was contemplated when the property was initially acquired in May 2006. This hotel was included in our consolidated results for most of the fiscal year and contributed to our increased revenues and operating income during fiscal 2007.

        Six new management contracts were added during fiscal 2007. In June 2006, we agreed to provide hospitality management services to the new owner of our former vacation ownership development at Grand Geneva. In October 2006, we entered into an agreement to manage Brynwood Country Club in Milwaukee, Wisconsin and in November 2006, we assumed management of Resort Suites, a four-star 483-room destination resort in Scottsdale, Arizona owned by a subsidiary of Goldman Sachs. The new properties leverage our golf course and upscale resort management experience. In February 2007, we entered an agreement to manage the Sheraton Clayton Plaza Hotel St. Louis, a 257-room property in an upscale western suburb of St. Louis owned by another subsidiary of Goldman Sachs. We were also selected to manage an under-construction 256-room Hilton hotel in Bloomington, Minnesota, under a long-term contract with another owner and provided preopening and technical services for this project during fiscal 2007. The sixth contract added during fiscal 2007 is with another joint venture we formed with a fund sponsored by Waterton Commercial LLC to acquire the 237-room Sheraton Madison Hotel in Madison, Wisconsin. We also have a 15% minority interest in this joint venture and will manage the hotel and oversee a major renovation of the property.

        During fiscal 2007, we also completed several capital projects at existing hotels. A significant renovation and repositioning of the Wyndham Milwaukee Center, including converting to the luxury InterContinental brand, was completed during our fiscal 2007 third quarter. The newly renovated lobby, ballroom, restaurant and bar opened late in our second quarter and a complete rooms renovation was completed in December 2006. As noted earlier, preopening expenses and start-up operating losses related to the repositioning of this hotel as a sophisticated, upscale property negatively impacted our fiscal 2007 results. Additional projects completed during fiscal 2007 included a 12,000 square foot conference center expansion at the Grand Geneva Resort and a new featured restaurant, the Mason Street Grill, at our Pfister Hotel. Preopening expenses for this restaurant also had a negative impact on fiscal 2007 results. A new spa and salon opened at the Pfister in April 2007.

Discontinued Operations

        During fiscal 2005, we sold substantially all of the assets of our limited-service lodging division. At the time of the sale, a portion of the sales proceeds was held in escrow pending completion of certain customary transfer requirements on several locations. During fiscal 2006, the necessary transfer requirements for the six remaining escrowed locations were met and one of the three remaining joint venture properties was sold. As a result, additional after-tax gains on sale of discontinued operations of $7.8 million were recognized during fiscal 2006.

        Beginning in fiscal 2008, any remaining assets and related results of operations from this business are included in our hotels and resorts segment. We accounted for the results of our limited-service lodging division as discontinued operations in our consolidated financial statements for fiscal 2007 and 2006. The following table sets forth revenues, operating loss, loss from discontinued operations and gain (loss) on sale of discontinued operations, net of applicable taxes, for our limited-service lodging division for the last three fiscal years:

			Change F08 v. F07			Change F07 v. F06
	2008	2007	Amt.	Pct.	2006	Amt.	Pct.
	(in millions, except percentages)
Revenues	--	$0.1	$(0.1)	-100.0%	$0.6	$(0.5)	-80.5%
Operating loss	--	(0.2)	0.2	100.0%	(1.6)	1.4	90.1%
Loss from
discontinued operations	--	(0.5)	0.5	100.0%	(1.1)	0.6	57.1%
(net of income taxes)
Gain (loss) on sale of
discontinued operations	--	(0.3)	0.3	100.0%	7.8	(8.1)	-103.1%
(net of income taxes)

        Our fiscal 2007 and 2006 operating results included results from the remaining joint venture Baymont Inns & Suites that were excluded from the sale and were operating as Baymont franchises. Our fiscal 2006 loss from discontinued operations included a one-time charge to earnings related to the costs associated with exiting leased office space for our former limited-service lodging division.

        Early in our fiscal 2007 first quarter, we sold the remaining timeshare inventory of our Marcus Vacation Club at Grand Geneva vacation ownership development to Orange Lake Resort & Country Club of Orlando, Florida. The assets sold consisted primarily of real estate and development costs — Orange Lake acquired the remaining 34 units of the 136-unit Marcus Vacation Club property. Our hotels and resorts division continues to provide hospitality management services for the property and continues to hold notes receivable from prior buyers of timeshare units, but is no longer be in the business of selling timeshare units.

        Beginning in fiscal 2008, any remaining assets and related results of operations from this business are included in our hotels and resorts segment. We accounted for the results of the Marcus Vacation Club as discontinued operations in our consolidated financial statements for fiscal 2007 and 2006. The following table sets forth revenues, operating loss, loss from discontinued operations and gain on sale of discontinued operations, net of applicable taxes, for the Marcus Vacation Club for the last three fiscal years:

			Change F08 v. F07			Change F07 v. F06
	2008	2007	Amt.	Pct.	2006	Amt.	Pct.
	(in millions, except percentages)
Revenues	--	$4.0	$(4.0)	-100.0%	$4.8	$(0.8)	-18.1%
Operating loss	--	--	--	--	(1.1)	1.1	97.0%
Loss from
discontinued operations	--	--	--	--	(0.7)	0.7	97.2%
(net of income taxes)
Gain on sale of
discontinued operations	--	0.1	(0.1)	-100.0%	--	0.1	N/A
(net of income taxes)

Financial Condition

Liquidity and Capital Resources

        Our movie theatre and hotels and resorts businesses each generate significant and relatively consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of $104 million of unused credit lines at fiscal 2008 year-end, should be adequate to support the ongoing operational liquidity needs of our businesses during fiscal 2009.

        During the fourth quarter of fiscal 2008, we replaced our existing $125 million credit facility with an amended and restated five-year, $175 million agreement. The terms of the amended and restated credit facility are similar to our previous facility. Borrowings under the new facility bear interest at LIBOR plus 0.60% to 1.00%, based on our borrowing levels. Availability under the facility is reduced by outstanding commercial paper borrowings. The new agreement matures in April 2013 and requires an annual facility fee on the total commitment equal to 0.15% to 0.25%, based upon our borrowing levels.

Fiscal 2008 versus Fiscal 2007

        Net cash provided by operating activities totaled $57.8 million during fiscal 2008, a decrease of $7.1 million or 10.9%, compared to $64.9 million during fiscal 2007. The decrease was due primarily to unfavorable timing in the payment of accounts payable and collection of other current assets, partially offset by increased depreciation and favorable timing in the payment of income taxes and other accrued liabilities.

        Net cash used in investing activities during fiscal 2008 totaled $60.2 million compared to $72.3 million during fiscal 2007, a decrease of $12.1 million or 16.7%. The decrease in net cash used in investing activities was primarily the result of decreased capital expenditures and acquisitions, decreased purchases of additional interests in joint ventures and favorable timing in the collection of proceeds held with intermediaries, partially offset by reduced cash proceeds from disposals of property, equipment and other assets and decreased proceeds from the sale of condominium units. We had no significant proceeds from the sale of assets during fiscal 2008. Conversely, our fiscal 2007 results included $95.7 million of net proceeds from the sale of condominium units at our Platinum Hotel in Las Vegas and cash proceeds from the disposals of property, equipment and other assets of $32.2 million. Cash proceeds received during fiscal 2007 were primarily the result of our sale of the Westin Columbus, a former theatre property, four former restaurant locations and several excess parcels of land. In addition, during fiscal 2007, we received $4.0 million from Oklahoma City in conjunction with their contribution to the renovation of the Skirvin Hilton Hotel.

        Total capital expenditures (including normal continuing capital maintenance projects) totaled $24.4 million during fiscal 2008, excluding our $40.5 million acquisition of the Douglas theatres, compared to $111.1 million of capital expenditures incurred in fiscal 2007 (excluding the $75.7 million acquisition of the CEC theatres). We incurred approximately $15.8 million of capital expenditures during fiscal 2008 in our hotels and resorts division, including costs associated with the previously described renovations at our Pfister Hotel. Excluding the Douglas acquisition, we incurred approximately $8.5 million of capital expenditures during fiscal 2008 in our theatre division, including costs associated with the new UltraScreen opened during the year. During fiscal 2007, we incurred $70.6 million of capital expenditures for our hotels and resorts division, including costs associated with the Skirvin Hilton renovation, InterContinental Milwaukee renovation and projects at the Grand Geneva Resort and Pfister Hotel. Excluding the CEC acquisition, we incurred fiscal 2007 capital expenditures of $39.7 million in our theatre division, including costs associated with the three new theatres opened during the year. In addition to capital expenditures, we also incurred $11.1 million during fiscal 2007 in connection with the purchase of interests in joint ventures, including our interests in the Platinum Hotel, the Sheraton Madison and the Columbus Westin. Estimated current planned fiscal 2009 capital expenditures, which may be in the $60-$80 million range, are described in greater detail in the Current Plans section of this discussion.

        Net cash provided by financing activities in fiscal 2008 totaled $3.8 million, compared to net cash used in financing activities of $15.1 million in fiscal 2007, with the difference primarily related to reduced principal payments on notes payable and long-term debt. During fiscal 2008, we received $75.5 million of net proceeds from the issuance of notes payable and long-term debt, compared to $111.4 million during fiscal 2007. Fiscal 2008 proceeds were primarily the result of the issuance of $60 million of unsecured senior notes privately placed with four institutional lenders in April 2008. The notes, which bear interest at 5.89% to 6.55% and mature in 2018 and 2020, were used to finance the Douglas theatre acquisition. The proceeds during fiscal 2007 were primarily from debt related to the Skirvin Hilton and borrowings on commercial paper and our revolving credit facility used to finance the CEC theatre acquisition. We made total principal payments on notes payable and long-term debt of $47.3 million and $111.3 million during fiscal 2008 and 2007, respectively, representing primarily the payment of current maturities during both years and payment of construction loans on the Platinum Hotel of $81.9 million during fiscal 2007. As a result, our total debt (including current maturities) increased to $284.9 million at the close of fiscal 2008, compared to $256.7 million at the end of fiscal 2007. Our debt-capitalization ratio was 0.47 at May 29, 2008, compared to 0.45 at the prior fiscal year-end. Based upon our current expectations for fiscal 2009 capital expenditure levels and potential asset sales proceeds, we anticipate our long-term debt total and debt-capitalization ratio will not change significantly during fiscal 2009. Our actual long-term debt total and debt-capitalization ratio at the end of fiscal 2009 will likely be dependent upon our actual capital expenditures, asset sales proceeds and equity transactions during the year.

        During fiscal 2008, we repurchased 828,000 of our common shares for approximately $14.3 million in conjunction with the exercise of stock options and purchase of shares in the open market, compared to 411,000 of common shares repurchased for approximately $8.1 million during fiscal 2007. During fiscal 2008, our board of directors authorized the repurchase of up to an additional 2.0 million shares of our outstanding common stock. As of May 29, 2008, approximately 2.3 million shares remained available under this and prior repurchase authorizations. Any additional repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

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

        Net cash used in investing activities during fiscal 2007 totaled $72.3 million compared to $20.5 million during fiscal 2006, an increase of $51.8 million. The increase in net cash used in investing activities was primarily the result of increased capital expenditures and acquisitions, decreased cash received from intermediaries and increased purchases of additional interests in joint ventures, partially offset by increased cash proceeds from disposals of property, equipment and other assets and increased proceeds from the sale of condominium units. Our fiscal 2007 results included $95.7 million of net proceeds from the sale of condominium units at our Platinum Hotel in Las Vegas. Our fiscal 2006 results included $25.0 million of net proceeds from the disposal of our limited-service lodging division. In addition, fiscal 2006 results included $26.8 million of cash received from intermediaries related to net proceeds received during fiscal 2005 from the sale of the Miramonte Resort. Cash proceeds from the disposals of property, equipment and other assets totaled $32.2 million and $6.9 million during fiscal 2007 and 2006, respectively. The cash proceeds received during fiscal 2006 were primarily the result of our sale of a non-operating real estate development, a former restaurant location and several excess parcels of land. In addition, during fiscal 2007 and 2006, we received $4.0 million and $7.4 million, respectively, from Oklahoma City in conjunction with their contribution to the renovation of the Skirvin Hilton Hotel. The city’s total contribution of over $11 million was recorded as a reduction to our property and equipment and will reduce future depreciation expense for this asset.

        Total capital expenditures totaled $111.1 million during fiscal 2007, excluding our acquisition of the CEC theatres, compared to $35.7 million of capital expenditures incurred in fiscal 2006 (excluding the acquisitions of the Wyndham Milwaukee Center and Westin Columbus totaling $39.8 million). We incurred approximately $70.6 million of capital expenditures during fiscal 2007 in our hotels and resorts division compared to $65.8 million in this division during fiscal 2006. In addition to the CEC acquisition for $75.7 million, we incurred approximately $39.7 million of capital expenditures during fiscal 2007 in our theatre division compared to $8.4 million of capital expenditures in this division during fiscal 2006. In addition to capital expenditures, we also incurred $11.1 million and $1.7 million, respectively, during fiscal 2007 and 2006 in connection with the purchase of interests in joint ventures.

        Net cash used in financing activities in fiscal 2007 totaled $15.1 million, compared to $243.6 million in fiscal 2006, with the decrease primarily related to our $214.6 million special dividend paid during our fiscal 2006 fourth quarter. During fiscal 2007, we received $111.4 million of net proceeds from the issuance of notes payable and long-term debt, compared to $5.6 million during fiscal 2006. Fiscal 2006 proceeds were from mortgage debt related to our downtown Chicago hotel. We made total principal payments on notes payable and long-term debt of $111.3 million and $27.3 million during fiscal 2007 and 2006, respectively. As a result, our total debt (including current maturities) increased to $256.7 million at the close of fiscal 2007, compared to $176.5 million at the end of fiscal 2006. Our debt-capitalization ratio was 0.45 at May 31, 2007, compared to 0.37 at the prior fiscal year-end. During fiscal 2007, we repurchased 411,000 of our common shares for approximately $8.1 million in conjunction with the exercise of stock options and purchase of shares in the open market, compared to 313,000 of common shares repurchased for approximately $6.5 million during fiscal 2006.

Contractual Obligations

        We have obligations and commitments to make future payments under debt and operating leases. The following schedule details these obligations at May 29, 2008 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$284,914	$31,922	$54,042	$124,545	$74,405
Notes payable	227	227	--	--	--
Operating lease obligations	140,703	5,908	12,273	12,103	110,419
Construction commitments	2,559	2,559	--	--	--

Total contractual obligations	$428,403	$40,616	$66,315	$136,648	$184,824

        Additional detail describing our long-term debt is included in Note 5 of our consolidated financial statements.

        As of May 29, 2008, we had no additional material purchase obligations other than those created in the ordinary course of business related to property and equipment, which generally have terms of less than 90 days. We also have long-term obligations related to our employee benefit plans, which are discussed in detail in Note 7 of our consolidated financial statements.

        We guarantee debt of our 50% unconsolidated joint ventures and other entities. Our joint venture partners also guarantee all or a portion of this same debt.

        We have approximately five and one-half years remaining on a ten and one-half year office lease. During fiscal 2006, the lease was amended in order to allow us to exit the leased office space for our former limited-service lodging division. To induce the landlord to amend the lease, we guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease.

        The following schedule details our guarantee obligations at May 29, 2008 (in thousands):

	Expiration by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt guarantee obligations	$4,648	$4,648	$--	$--	$--
Lease guarantee obligations	2,445	418	866	917	244

Total guarantee obligations	$7,093	$5,066	$866	$917	$244

Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk related to changes in interest rates and we manage our exposure to this market risk by monitoring available financing alternatives.

        Variable interest rate debt outstanding as of May 29, 2008 was $70.9 million, carried an average interest rate of 3.0% and represented 24.9% of our total debt portfolio. Our earnings are affected by changes in short-term interest rates as a result of our borrowings under our revolving credit agreements and floating-rate mortgages.

        Fixed interest rate debt totaled $214.0 million as of May 29, 2008, carried an average interest rate of 6.1% and represented 75.1% of our total debt portfolio. Fixed interest rate debt included the following: senior notes bearing interest semiannually at fixed rates ranging from 5.89% to 7.93%, maturing in fiscal 2009 through 2020; and fixed rate mortgages and other debt instruments (including an effective interest rate swap agreement described below) bearing interest from 1.00% to 6.50%, maturing in 2010 through 2036. The fair value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of our $148.3 million of senior notes is approximately $143.9 million. Based upon the respective rate and prepayment provisions of our remaining fixed interest rate mortgage and unsecured term note at May 29, 2008, the carrying amounts of such debt approximates fair value.

        The variable interest rate debt and fixed interest rate debt outstanding as of May 29, 2008 matures as follows (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Variable interest rate	$--	$--	$--	$--	$70,866	$--	$70,866
Fixed interest rate	31,922	14,432	39,610	16,596	37,083	74,405	214,048

Total debt	$31,922	$14,432	$39,610	$16,596	$107,949	$74,405	$284,914

        We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreements are recorded as adjustments to interest expense. We had one outstanding interest rate swap agreement at May 29, 2008 covering $25.2 million, expiring on February 1, 2011. Under this swap agreement, we pay a defined fixed rate while receiving a defined variable rate based on LIBOR, effectively converting a $25.2 million variable rate mortgage note to a fixed rate. The swap agreement did not impact our fiscal 2008 earnings and we do not expect it to have any effect on fiscal 2009 earnings. On March 19, 2008, we terminated an effective cash flow hedge agreement that had covered $25.0 million of borrowings and required us to pay interest at a defined fixed rate while receiving a defined variable rate based on LIBOR. The fair value of the hedge agreement on the date of the termination resulted in a liability of $567,000 ($338,000 net of tax). The remaining loss in other comprehensive income at May 29, 2008 of $562,000 ($335,000 net of tax) will be reclassified into earnings as interest expense through April 15, 2013, the remaining life of the original hedge, as interest payments affect earnings. We expect to reclassify approximately $123,000 ($73,000 net of tax) of loss into earnings during fiscal 2009.

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

•	We review long-lived assets, including fixed assets, goodwill, investments in joint ventures and receivables from joint ventures, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. In assessing the recoverability of these assets, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to factors such as economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted estimated cash flows (excluding interest) is less than the current carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. During fiscal 2008, we recorded a before-tax impairment charge of $200,000 on fixed assets related to theatres scheduled to close during fiscal 2009. During fiscal 2006, we recorded a before-tax reserve for bad debts on receivables from joint ventures of $278,000 and a before-tax impairment charge of $500,000 on fixed assets related to theatres scheduled to close during fiscal 2007.

•	We sponsor an unfunded nonqualified defined-benefit pension plan covering certain employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plan. These factors include assumptions about the discount rate and rate of future compensation increases as determined by us, within certain guidelines. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may impact the amount of pension expense recorded by us.

•	We maintain insurance coverage for workers compensation and general liability claims utilizing a retroactive insurance policy. Under this policy, we are responsible for all claims up to our stop loss limitations of $250,000 to $350,000, depending upon the specific policy and policy year. It is not uncommon for insurance claims of this type to be filed months or even years after the initial incident may have occurred. It also can take many months or years before some claims are settled. As a result, we must estimate our potential self-insurance liability based upon several factors, including historical trends, our knowledge of the individual claims and likelihood of success, and our insurance carrier’s judgment regarding the reserves necessary for individual claims. Actual claim settlements may differ from our estimates.

•	We offer health insurance coverage to our associates under a variety of different fully-insured HMOs and self-insured fee-for-service plans. Under the fee-for-service plans, we are responsible for all claims up to our stop loss limitation of $100,000. Our health insurance plans are set up on a calendar year basis. As a result, we must estimate our potential health self-insurance liability based upon several factors, including historical trends, our knowledge of the potential impact of changes in plan structure and our judgment regarding the portion of the total cost of claims that will be shared with associates. Actual differences in any of these factors may impact the amount of health insurance expense recorded by us.

•	We pay income taxes based on tax statutes, regulations and case law of the various jurisdictions in which we operate. We are subject to tax audits in each of these jurisdictions, which could result in changes to our estimated tax expense. The amount of these changes would vary by jurisdiction and would be recorded when probable and estimable. In calculating the provision for income taxes on an interim basis, we use an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period.

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

        As a result of adopting SFAS No. 123(R) on May 26, 2006, our earnings from continuing operations before income taxes and net earnings for fiscal 2007 were lower by $1.1 million and $830,000, respectively, than if we had been allowed to continue to account for stock-based compensation under APB Opinion No. 25. We will continue to expense awards of non-vested restricted stock over the vesting period of the awards based on the fair value of our common stock at the date of grant. At the end of fiscal 2008, total remaining unearned compensation related to non-vested stock was approximately $756,000, which will be amortized over the weighted-average remaining service period of 8.2 years.

        On May 26, 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans,” which requires us to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. Additionally, we are required to measure the funded status of our plan as of the date of our year-end statement of financial position. The adoption of SFAS No. 158 had no effect on our consolidated statement of earnings for the year ended May 31, 2007, or for any subsequent or prior period presented.

        On June 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.

        We analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods that remain subject to examination for our federal return are the tax years 2004 through 2007. The periods that remain subject to examination for our state returns are generally the tax years 2003 through 2007.

        We did not recognize any change in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. At the time of adoption of FIN 48, we had $779,000 of unrecognized tax benefits recorded in our financial statements, net of any federal tax impact related to state taxes, all of which if recognized, would impact the effective tax rate.

        We recognize interest and penalty expense related to unrecognized tax benefits in our provision for income tax expense. Interest and penalty expense was not material to our fiscal 2008 results. As of June 1, 2007, we had $147,000 of accrued interest and penalties included in the amount of unrecognized tax benefits.

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

Item 8. Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of May 29, 2008. The Company’s auditors, Ernst & Young, LLP, have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That attestation report is set forth in Item 15(a)(1), Financial Statements.

Stephen H. Marcus	Douglas A. Neis
Chairman of the Board, President and Chief	Chief Financial Officer and Treasurer
Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
  of the Marcus Corporation

We have audited The Marcus Corporation’s internal control over financial reporting as of May 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Marcus Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, The Marcus Corporation maintained, in all material respects, effective internal control over financial reporting as of May 29, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Marcus Corporation as of May 29, 2008 and May 31, 2007 and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended May 29, 2008 of The Marcus Corporation and our report dated August 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
August 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
  of The Marcus Corporation

We have audited the accompanying consolidated balance sheets of The Marcus Corporation as of May 29, 2008 and May 31, 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended May 29, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Marcus Corporation at May 29, 2008 and May 31, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 29, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 6 to the consolidated financial statements, on May 26, 2007, the Company changed its method of accounting for share-based awards. Additionally, on May 31, 2007, the Company changed its method of accounting for defined benefit pension plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Marcus Corporation’s internal control over financial reporting as of May 29, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
August 11, 2008

THE MARCUS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	May 29, 2008	May 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,440	$12,018
Cash held by intermediaries	--	5,749
Accounts and notes receivable, net of reserves (Note 4)	16,549	16,224
Receivables from joint ventures, net of reserves (Note 10)	2,321	3,732
Refundable income taxes	2,438	5,939
Deferred income taxes (Note 8)	1,327	1,056
Condominium units held for sale (Note 10)	6,947	7,320
Other current assets	6,205	6,340
Assets of discontinued operations (Note 3)	--	975

Total current assets	49,227	59,353
PROPERTY AND EQUIPMENT, net (Note 4)	587,828	559,785
OTHER ASSETS:
Investments in joint ventures (Note 10)	1,659	1,868
Goodwill (Note 1)	44,325	37,805
Other (Note 4)	38,609	39,572

Total other assets	84,593	79,245

Total assets	$721,648	$698,383

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable (Note 10)	$227	$239
Accounts payable	16,956	24,242
Taxes other than income taxes	12,819	11,215
Accrued compensation	6,948	6,720
Other accrued liabilities (Note 4)	23,722	24,746
Current maturities of long-term debt (Note 5)	31,922	57,250
Liabilities of discontinued operations (Note 3)	--	2,731

Total current liabilities	92,594	127,143
LONG-TERM DEBT (Note 5)	252,992	199,425
DEFERRED INCOME TAXES (Note 8)	32,889	29,376
DEFERRED COMPENSATION AND OTHER (Note 7)	25,680	22,930
COMMITMENTS, LICENSE RIGHTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY (Note 6):
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	--	--
Common Stock:
Common Stock, $1 par; authorized 50,000,000 shares; issued
22,304,384 shares in 2008 and 22,299,925 shares in 2007	22,305	22,300
Class B Common Stock, $1 par; authorized 33,000,000 shares;
issued and outstanding 8,885,129 shares in 2008 and
8,889,588 shares in 2007	8,885	8,890
Capital in excess of par	47,337	46,438
Retained earnings	266,276	255,727
Accumulated other comprehensive loss	(2,832)	(1,515)

	341,971	331,840
Less cost of Common Stock in treasury (1,495,204 shares in 2008
and 795,335 shares in 2007	(24,478)	(12,331)

Total shareholders’ equity	317,493	319,509

Total liabilities and shareholders’ equity	$721,648	$698,383

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Year ended
	May 29, 2008	May 31, 2007	May 25, 2006
REVENUES:
Rooms and telephone	$94,077	$88,369	$75,871
Theatre admissions	114,703	98,184	93,429
Theatre concessions	56,849	49,018	45,496
Food and beverage	54,902	49,183	41,162
Other revenues	50,544	42,877	33,286

Total revenues	371,075	327,631	289,244
COSTS AND EXPENSES:
Rooms and telephone	34,661	32,949	27,852
Theatre operations	95,694	81,085	73,527
Theatre concessions	14,002	10,853	9,672
Food and beverage	42,918	38,505	31,461
Advertising and marketing	20,307	19,608	16,446
Administrative	37,007	34,464	29,001
Depreciation and amortization	31,259	26,913	26,131
Rent (Note 9)	5,145	3,413	3,630
Property taxes	14,124	9,473	10,395
Preopening expenses	412	5,293	805
Other operating expenses	27,848	23,936	20,784

Total costs and expenses	323,377	286,492	249,704

OPERATING INCOME	47,698	41,139	39,540
OTHER INCOME (EXPENSE):
Investment income	1,486	3,110	7,863
Interest expense	(15,157)	(13,921)	(14,397)
Net gain on disposition of property, equipment
and other assets	83	14,541	1,749
Equity losses from unconsolidated joint ventures,
net (Note 10)	(411)	(1,366)	(1,868)

	(13,999)	2,364	(6,653)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	33,699	43,503	32,887
INCOME TAXES (Note 8)	13,213	9,576	10,419

EARNINGS FROM CONTINUING OPERATIONS	20,486	33,927	22,468

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (continued)
(in thousands, except per share data)

	Year ended
	May 29, 2008	May 31, 2007	May 25, 2006
DISCONTINUED OPERATIONS (Note 3):
Loss from discontinued operations, net of income tax
benefit of $365 and $960 in 2007 and 2006, respectively	--	$(515)	$(1,905)
Gain (loss) on sale of discontinued operations, net of
income taxes of $335 and $3,885 in 2007 and 2006,
respectively	--	(115)	7,708

EARNINGS (LOSSES) FROM DISCONTINUED OPERATIONS	--	(630)	5,803

NET EARNINGS	$20,486	$33,297	$28,271

EARNINGS PER SHARE FROM CONTINUING OPERATIONS- BASIC:
Common Stock	$0.70	$1.15	$0.76
Class B Common Stock	0.64	1.04	0.68
EARNINGS (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS - BASIC:
Common Stock	--	$(0.02)	$0.20
Class B Common Stock	--	(0.02)	0.18
NET EARNINGS PER SHARE - BASIC:
Common Stock	$0.70	$1.13	$0.96
Class B Common Stock	0.64	1.02	0.86
EARNINGS PER SHARE FROM CONTINUING OPERATIONS- DILUTED:
Common Stock	$0.68	$1.10	$0.73
Class B Common Stock	0.64	1.03	0.67
EARNINGS (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS - DILUTED:
Common Stock	--	$(0.02)	$0.18
Class B Common Stock	--	(0.02)	0.18
NET EARNINGS PER SHARE - DILUTED:
Common Stock	$0.68	$1.08	$0.91
Class B Common Stock	0.64	1.01	0.85

See accompanying notes.

THE MARCUS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation on Non-vested Stock	Treasury Stock	Total
BALANCES AT MAY 26, 2005	$22,099	$9,091	$45,481	$425,941	$(532)	$(413)	$(8,006)	$493,661
Cash dividends:
$.24 per share Class B Common Stock	--	--	--	(2,137)	--	--	--	(2,137)
$.26 per share Common Stock	--	--	--	(5,592)	--	--	--	(5,592)
$7.00 per share Class B and Common Stock	--	--	--	(214,576)	--	--	--	(214,576)
Special dividend
Exercise of stock options	--	--	(19)	--	--	--	6,507	6,488
Purchase of treasury stock	--	--	--	--	--	--	(6,492)	(6,492)
Savings and profit-sharing contribution	--	--	224	--	--	--	292	516
Reissuance of treasury stock	--	--	127	--	--	--	120	247
Issuance of non-vested stock	--	--	98	--	--	--	75	173
Amortization of unearned compensation on
non-vested stock	--	--	--	--	--	120	--	120
Conversions of Class B Common Stock	137	(137)	--	--	--	--	--	--
Components of comprehensive income:
Net earnings	--	--	--	28,271	--	--	--	28,271
Change in unrealized gain on available for
sale investments, net of tax effect of $63	--	--	--	--	93	--	--	93
Amortization of loss on swap agreement, net
of tax effect of $73 (Note 5)	--	--	--	--	111	--	--	111
Minimum pension liability, net of tax effect
of $288	--	--	--	--	440	--	--	440

Total comprehensive income								28,915

BALANCES AT MAY 25, 2006	22,236	8,954	45,911	231,907	112	(293)	(7,504)	301,323
Cash dividends:
$.29 per share Class B Common Stock	--	--	--	(2,599)	--	--	--	(2,599)
$.32 per share Common Stock	--	--	--	(6,878)	--	--	--	(6,878)
Exercise of stock options	--	--	(671)	--	--	--	2,735	2,064
Purchase of treasury stock	--	--	--	--	--	--	(8,117)	(8,117)
Savings and profit-sharing contribution	--	--	176	--	--	--	273	449
Reissuance of treasury stock	--	--	112	--	--	--	159	271
Issuance of non-vested stock	--	--	(123)	--	--	--	123	--
Share-based compensation	--	--	1,326	--	--	--	--	1,326
Reclassification of unearned compensation on
non-vested stock	--	--	(293)	--	--	293	--	--
Conversions of Class B Common Stock	64	(64)	--	--	--	--	--	--
Components of comprehensive income:
Net earnings	--	--	--	33,297	--	--	--	33,297
Change in unrealized gain on available for
sale investments, net of tax effect of $78	--	--	--	--	117	--	--	117
Minimum pension liability, net of tax effect
of $7	--	--	--	--	11	--	--	11

Total comprehensive income								33,425

Adjustment to initially apply SFAS No. 158, net
of tax effect of $1,170	--	--	--	--	(1,755)	--	--	(1,755)

BALANCES AT MAY 31, 2007	22,300	8,890	46,438	255,727	(1,515)	--	(12,331)	319,509
Cash dividends:
$.31 per share Class B Common Stock	--	--	--	(2,748)	--	--	--	(2,748)
$.34 per share Common Stock	--	--	--	(7,189)	--	--	--	(7,189)
Exercise of stock options	--	--	(375)	--	--	--	1,200	825
Purchase of treasury stock	--	--	--	--	--	--	(14,323)	(14,323)
Savings and profit-sharing contribution	--	--	(3)	--	--	--	676	673
Reissuance of treasury stock	--	--	42	--	--	--	213	255
Issuance of non-vested stock	--	--	(87)	--	--	--	87	--
Share-based compensation	--	--	1,215	--	--	--	--	1,215
Other	--	--	107	--	--	--	--	107
Conversions of Class B Common Stock	5	(5)	--	--	--	--	--	--
Components of comprehensive income:
Net earnings	--	--	--	20,486	--	--	--	20,486
Change in unrealized gain on available for
sale investments, net of tax effect of $387	--	--	--	--	(581)	--	--	(518)
Pension adjustment, net of tax effect of $386	--	--	--	--	(542)	--	--	(542)
Loss on swap agreement net of tax effect
of $229 (Note 5)	--	--	--	--	(338)	--	--	(338)
Amortization of loss on swap agreement, net
of tax effect of $2 (Note 5)	--	--	--	--	3	--	--	3
Change in fair value of interest rate swap,
net of tax effect of $96 (Note 5)	--	--	--	--	141	--	--	141

Total comprehensive income								19,169

BALANCES AT MAY 29, 2008	$22,305	$8,885	$47,337	$266,276	$(2,832)	$--	$(24,478)	$317,493

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended
	May 29, 2008	May 31, 2007	May 25, 2006
OPERATING ACTIVITIES
Net earnings	$20,486	$33,297	$28,271
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures	411	1,770	1,974
Gain on disposition of property, equipment and other assets	(117)	(8,868)	(1,749)
Loss (gain) on sale of condominium units	34	(5,893)	--
Gain on sale of limited-service lodging division	--	--	(11,728)
Loss on sale of Miramonte Resort	--	--	135
Impairment of property and equipment	200	--	501
Distributions from joint ventures	11	184	373
Amortization of loss on swap agreement	5	--	184
Amortization of favorable lease right	334	(9)	676
Depreciation and amortization	31,259	26,925	26,274
Stock compensation expense	1,215	1,326	120
Deferred income taxes	2,260	7,405	(3,598)
Deferred compensation and other	2,125	2,007	240
Contribution of the Company's stock to savings and
profit-sharing plan	673	449	516
Changes in operating assets and liabilities:
Accounts and notes receivable	1,136	(445)	(4,431)
Real estate and development costs	--	3,173	1,541
Condominium units held for sale	(70)	(692)	--
Other current assets	(1,084)	7,794	(6,343)
Accounts payable	(7,299)	4,711	4,395
Income taxes	4,426	(3,643)	194
Taxes other than income taxes	1,206	415	2,375
Accrued compensation	228	(724)	647
Other accrued liabilities	331	(4,326)	(993)

Total adjustments	37,284	31,559	11,303

Net cash provided by operating activities	57,770	64,856	39,574
INVESTING ACTIVITIES
Capital expenditures	(24,437)	(111,102)	(35,702)
Purchase of theatres, net of cash acquired	(40,500)	(75,650)	--
Purchase of hotels, net of cash acquired	--	--	(39,830)
Net proceeds from disposals of property, equipment and other assets	38	32,194	6,902
Net proceeds from sale of condominium units	409	95,695	--
Net proceeds from sale of limited-service lodging division	--	--	24,979
Net proceeds received from (held by) intermediaries	5,749	(3,997)	26,800
Contributions received from Oklahoma City	--	3,972	7,372
Increase in other assets	(1,187)	(1,996)	(8,608)
Purchase of interest and capital contribution in joint ventures	(35)	(11,057)	(1,685)
Cash advanced to joint ventures	(223)	(344)	(684)

Net cash used in investing activities	(60,186)	(72,285)	(20,456)
FINANCING ACTIVITIES
Debt transactions:
Net proceeds from issuance of notes payable and long-term debt	75,507	111,448	5,558
Principal payments on notes payable and long-term debt	(47,280)	(111,270)	(27,317)
Debt issuance costs	(557)	--	--
Payment on swap agreement termination	(567)	--	--
Equity transactions:
Treasury stock transactions, except for stock options	(14,153)	(7,846)	(6,072)
Exercise of stock options	825	2,064	6,488
Dividends paid	(9,937)	(9,477)	(222,305)

Net cash provided by (used in) financing activities	3,838	(15,081)	(243,648)

Net increase (decrease) in cash and cash equivalents	1,422	(22,510)	(224,530)
Cash and cash equivalents at beginning of year	12,018	34,528	259,058

Cash and cash equivalents at end of year	$13,440	$12,018	$34,528

See accompanying notes.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 29, 2008

1. Description of Business and Summary of Significant Accounting Policies

Description of Business – The Marcus Corporation and its subsidiaries (the Company) operate principally in two business segments:

Theatres: Operates multiscreen motion picture theatres in Wisconsin, Illinois, Ohio, Iowa, Minnesota, North Dakota and Nebraska and a family entertainment center in Wisconsin.

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

Fiscal Year – The Company reports on a 52/53-week year ending the last Thursday of May. Fiscal 2008 and 2006 were 52-week years and fiscal 2007 was a 53-week year.

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

Financial Instruments – The carrying value of the Company’s financial instruments (including cash and cash equivalents, cash held by intermediaries, accounts receivable, notes receivable, investments and accounts and notes payable) approximates fair value. The fair value of the Company’s $148,298,000 of senior notes is approximately $143,876,000 at May 29, 2008, determined based upon current market interest rates for financial instruments with a similar average remaining life. The carrying amounts of the Company’s remaining long-term debt approximate their fair values.

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

Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. For the purpose of determining fair value, defined as the amount at which an asset or group of assets could be bought or sold in a current transaction between willing parties, the Company utilizes currently available market valuations of similar assets in its respective industries, often expressed as a given multiple of operating cash flow. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of May 29, 2008, May 31, 2007, and May 25, 2006, and determined that there was no significant impact on the Company’s results of operations, other than a $200,000 and $501,000 before-tax impairment charge recorded in fiscal 2008 and 2006, respectively, related to closed theatres.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 29, 2008

1. Description of Business and Summary of Significant Accounting Policies (continued)

Goodwill – The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performed an annual impairment test as of the Company’s year-end date in fiscal 2008, 2007 and 2006 and deemed that no impairment indicators were present. The Company’s goodwill relates to its Theatres segment and represents the excess of the acquisition cost over the fair value of the assets acquired. A summary of the Company’s goodwill activity follows:

	May 29, 2008	May 31, 2007
	(in thousands)
Balance at beginning of period	$37,805	$11,196
Purchase price allocation finalization - prior year theatre acquisition	(1,044)	--
Theatre acquisition	7,564	26,609

Balance at end of period	$44,325	$37,805

Capitalization of Interest – The Company capitalizes interest during construction periods by adding such interest to the cost of constructed assets. Interest of approximately $62,000 and $856,000 was capitalized in fiscal 2008 and 2007, respectively. There was no interest capitalized in fiscal 2006.

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

Revenue Recognition – The Company recognizes revenue from its rooms as earned on the close of business each day. Revenues from theatre admissions, concessions and food and beverage sales are recognized at the time of sale. Revenues from advanced ticket and gift certificate sales are recorded as deferred revenue and are recognized when tickets or gift certificates are redeemed. Other revenues include management fees for theatres and hotels under management agreements. The management fees are recognized as earned based on the terms of the agreements and include both base fees and incentive fees. Revenues do not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting sales tax.

Revenues from discontinued operations during fiscal 2007 and 2006 included, in part, sales from a vacation ownership development. Sale of vacation intervals were recognized on an accrual basis after a binding sales contract had been executed, a 10% minimum down payment received, the rescission period expired, construction was substantially complete, and certain minimum sales levels had been reached. Development costs, including construction costs, interest and other carrying costs, which were allocated based on relative sales values, were included in assets of discontinued operations in the accompanying consolidated balance sheet as of May 31, 2007.

Advertising and Marketing Costs – The Company expenses all advertising and marketing costs as incurred.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 29, 2008

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

Earnings Per Share – Net earnings per share (EPS) of Common Stock and Class B Common Stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share (SFAS No. 128) using the two class method. Under the provisions of SFAS No. 128, basic net earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding less any non-vested stock. Diluted net earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and non-vested stock using the treasury method. Convertible Class B Common Stock is reflected on an if-converted basis. The computation of the diluted net earnings per share of Common Stock assumes the conversion of Class B Common Stock, while the diluted net earnings per share of Class B Common Stock does not assume the conversion of those shares.

Holders of Common Stock are entitled to cash dividends per share equal to 110% of all dividends declared and paid on each share of the Class B Common Stock. As such, and in accordance with Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, the undistributed earnings for each year are allocated based on the proportionate share of entitled cash dividends. The computation of diluted net earnings per share of Common Stock assumes the conversion of Class B Common Stock and, as such, the undistributed earnings are equal to net earnings for that computation.

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted earnings per share for earnings from continuing operations and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 29, 2008

1. Description of Business and Summary of Significant Accounting Policies (continued)

	Year ended
	May 29, 2008	May 31, 2007	May 25, 2006
	(in thousands, except per share data)
Numerator:
Earnings from continuing operations	$20,486	$33,927	$22,468

Denominator:
Denominator for basic EPS	29,956	30,359	30,439
Effect of dilutive employee stock options and
non-vested stock	274	448	500

Denominator for diluted EPS	30,230	30,807	30,939

Earnings per share from continuing operations - Basic:
Common Stock	$0.70	$1.15	$0.76
Class B Common Stock	$0.64	$1.04	$0.68
Earnings per share from continuing operations - Diluted:
Common Stock	$0.68	$1.10	$0.73
Class B Common Stock	$0.64	$1.03	$0.67

Options to purchase 371,975 shares, 5,500 shares, and 7,778 shares of common stock at prices ranging from $19.75 to $23.37, $22.89 to $23.37, and $16.24 to $17.73 per share were outstanding at May 29, 2008, May 31, 2007, and May 25, 2006, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares, and, therefore, the effect would be antidilutive.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	May 29, 2008	May 31, 2007
	(in thousands)
Unrealized gain (loss) on available for sale investments	$(341)	$240
Unrecognized loss on terminated interest rate swap agreement	(335)	--
Unrealized gain on interest rate swap agreement	141	--
Net actuarial loss	(2,297)	(1,755)

	$(2,832)	$(1,515)

New Accounting Pronouncements – In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (R), Business Combinations. This statement will apply to acquisitions made by the Company after January 1, 2009. The Company is currently evaluating the impact of this statement on its overall financial position.

The FASB also released two statements which address fair value accounting. SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, permits an entity to choose to measure many financial instruments and certain other items at fair value. These statements are effective for the Company for fiscal 2009. The Company does not believe these statements will have a material effect on the Company’s overall financial position. We are evaluating the impact to the related disclosures.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

May 29, 2008

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for the Company in fiscal 2010. The Company is currently evaluating the impact of this statement on its overall financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. It is intended to enhance the current disclosure framework in FASB No. 133. This statement is effective for the Company in fiscal 2010 and the Company does not expect the adoption of this statement to have an impact on its overall financial position.

2. Acquisitions

On April 3, 2008, the Company acquired 7 owned and/or leased movie theatres for a total purchase price of $40,500,000, net of cash acquired. The acquisition was accounted for using the purchase method of accounting. The assets acquired consist primarily of land, buildings, leasehold improvements and equipment. The difference between the fair value of the net assets acquired and the purchase price was recorded as goodwill of $7,564,000, which is deductible for tax purposes over fifteen years. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their respective fair values. The acquired theatres contributed approximately $4,131,000 and $456,000 to revenues and operating income, respectively, in fiscal 2008.

On April 19, 2007, the Company acquired 11 owned and/or leased movie theatres for a total purchase price of $75,650,000, net of cash acquired. The acquisition was accounted for using the purchase method of accounting. The net assets acquired consisted primarily of land, buildings, leasehold improvements and equipment. The difference between the fair value of the net assets acquired and the purchase price was recorded as goodwill of $25,565,000, which is deductible for tax purposes over fifteen years. The consolidated financial statements reflect the final allocation of the purchase price to the assets acquired and liabilities assumed based on their respective fair values. In fiscal 2007, the acquired theatres contributed approximately $3,500,000 and $650,000 to revenues and operating income, respectively.

3. Discontinued Operations

On September 3, 2004, the Company sold substantially all of the assets of its limited-service lodging division. During fiscal 2006, the Company received $24,979,000 in proceeds related to funds held in escrow pending completion of certain customary transfer requirements. As a result, a $7,798,000 after tax gain was recognized during fiscal 2006. In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), the results of operations of the limited-service lodging division were reported as discontinued operations in the consolidated statements of earnings for fiscal 2007 and 2006. Limited-service lodging revenues for the years ended May 31, 2007 and May 25, 2006 were $102,000 and $523,000, respectively. Operating loss for the years ended May 31, 2007 and May 25, 2006 was $166,000 and $1,679,000, respectively. Beginning with fiscal 2008, any remaining results of operations from this division are included in continuing operations.

On June 29, 2006, the Company sold the remaining timeshare inventory of its Marcus Vacation Club at Grand Geneva vacation ownership development. The assets sold consisted primarily of real estate and development costs. In accordance with SFAS No. 144, the results of operations of the Marcus Vacation Club, which have historically been included in the Hotels and Resorts segment financial results, have been reported as discontinued operations in the consolidated statements of earnings for fiscal 2007 and 2006. The sale did not have a material impact on the Company’s results of operations in fiscal 2008. Marcus Vacation Club revenues for the years ended May 31, 2007 and May 25, 2006 were $3,958,000 and $4,835,000, respectively. Marcus Vacation Club’s operating loss for the years ended May 31, 2007 and May 25, 2006 was $33,000 and $1,085,000, respectively.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 29, 2008

3. Discontinued Operations (continued)

The components of the assets and liabilities of discontinued operations included in the fiscal 2007 consolidated balance sheet are as follows (there are no comparable amounts for fiscal 2008):

May 31, 2007
(in thousands)
Assets:
Refundable income taxes	$733
Real estate and development costs	24
Other current assets	203
Other assets	15

Assets of discontinued operations	$975

Liabilities:
Current liabilities	$463
Deferred income taxes	222
Other liabilities	2,046

Liabilities of discontinued operations	$2,731

The cash flows from discontinued operations were inconsequential for all periods presented in the consolidated statements of cash flows.

4. Additional Balance Sheet Information

The composition of accounts and notes receivable is as follows:

	May 29, 2008	May 31, 2007
	(in thousands)
Trade receivables, net of allowances of $334 and $138, respectively	$6,267	$6,866
Current notes receivable for interval ownership	867	1,174
Other receivables	9,415	8,184

	$16,549	$16,224

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 29, 2008

4. Additional Balance Sheet Information (continued)

The composition of property and equipment, which is stated at cost, is as follows:

	May 29, 2008	May 31, 2007
	(in thousands)
Land and improvements	$81,107	$68,732
Buildings and improvements	496,786	464,928
Leasehold improvements	63,243	57,309
Furniture, fixtures and equipment	204,250	197,593
Construction in progress	1,713	3,995

	847,099	792,557
Less accumulated depreciation and amortization	259,271	232,772

	$587,828	$559,785

The composition of other assets is as follows:

	May 29, 2008	May 31, 2007
	(in thousands)
Favorable lease right	$12,352	$12,686
Long-term notes receivable for interval ownership, net	1,652	2,930
Split dollar life insurance policies	11,269	10,299
Other assets	13,336	13,657

	$38,609	$39,572

The Company’s long-term notes receivable for interval ownership are net of a reserve for uncollectible amounts of $478,000 and $945,000 as of May 29, 2008 and May 31, 2007, respectively. The notes bear fixed-rate interest between 6.0% and 15.9% over the seven-year or ten-year terms of the loans. The weighted-average rate of interest on outstanding notes receivable for interval ownership is 15.6%. The notes are collateralized by the underlying vacation intervals.

The Company’s favorable lease right is being amortized over the expected term of the underlying lease and is expected to result in amortization of $334,000 in each of the five succeeding fiscal years. The Company has deferred revenue of $11,425,000 and $9,654,000, which is included in other accrued liabilities as of May 29, 2008 and May 31, 2007, respectively.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 29, 2008

5. Long-Term Debt

Long-term debt is summarized as follows:

	May 29, 2008	May 31, 2007
	(in thousands, except payment data)
Mortgage notes	$60,711	$61,090
Senior notes	148,298	119,998
Unsecured term note due February 2025, with monthly principal and
interest payments of $39,110, bearing interest at 5.75%	5,039	5,228
Commercial paper	61,866	46,359
Revolving credit agreement	9,000	24,000

	284,914	256,675
Less current maturities	31,922	57,250

	$252,992	$199,425

The mortgage notes, both fixed rate and adjustable, bear interest from 1.0% to 6.5% at May 29, 2008, and mature in fiscal years 2010 through 2036. The mortgage notes are secured by the related land, buildings and equipment.

The $148,298,000 of senior notes maturing in 2009 through 2020 require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 5.89% to 7.93%, with a weighted-average fixed rate of 6.84% and 7.21% at May 29, 2008 and May 31, 2007, respectively.

The Company issues commercial paper through an agreement with two banks, up to a maximum of $65,000,000, which bears interest at 2.9% at May 29, 2008. The agreements require the Company to maintain unused bank lines of credit at least equal to the principal amount of outstanding commercial paper.

At May 29, 2008, the Company had a credit line totaling $175,000,000 in place. There were borrowings of $9,000,000 outstanding on the line, which bears interest at LIBOR plus a margin which adjusts based on the Company’s borrowing levels, effectively 3.36% at May 29, 2008. This agreement matures in April 2013 and requires an annual facility fee of 0.175% on the total commitment. Based on borrowings and commercial paper outstanding, availability under the line at May 29, 2008 totaled $104,134,000.

The Company has the ability and the intent to replace commercial paper borrowings with long-term borrowings under its credit facility. Accordingly, the Company has classified these borrowings at May 29, 2008 as long-term.

The Company’s loan agreements include, among other covenants, maintenance of certain financial ratios. The Company is in compliance with all debt covenants at May 29, 2008.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 29, 2008

5. Long-Term Debt (continued)

Scheduled annual principal payments on long-term debt for the years subsequent to May 29, 2008 are:

Fiscal Year	(in thousands)
2009	$31,922
2010	14,432
2011	39,610
2012	16,596
2013	107,949
Thereafter	74,405

$284,914

Interest paid, net of amounts capitalized, in fiscal 2008, 2007 and 2006 totaled $15,026,000, $13,581,000 and $14,245,000, respectively.

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into an interest rate swap agreement on February 1, 2008 covering $25,170,000 of floating rate debt, which expires February 1, 2011, and requires the Company to pay interest at a defined rate of 3.24% while receiving interest at a defined variable rate of one-month LIBOR (2.46% at May 29, 2008). Per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company must recognize derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. From February 1, 2008 through May 29, 2008, the interest rate swap was considered effective and had no effect on earnings. The change in fair value of the interest rate swap of $237,000 ($141,000 net of tax), is included in accumulated other comprehensive loss. The Company does not expect the interest rate swap to have any effect on earnings within the next 12 months.

On February 29, 2008, the Company also entered into an interest rate swap agreement covering $25,000,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.49% while receiving interest at a defined variable rate of three-month LIBOR. The interest rate swap agreement was considered effective and qualified as a cash flow hedge. On March 19, 2008, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $567,000 ($338,000 net of tax). From March 19, 2008, through May 29, 2008, the Company reclassified $5,000 ($3,000 net of tax) from other comprehensive loss to interest expense. The remaining loss at May 29, 2008 in other comprehensive loss will be reclassified into earnings as interest expense through April 15, 2013, the remaining life of the original hedge. The Company expects to reclassify approximately $123,000 ($73,000 net of tax) of loss into earnings within the next 12 months.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 29, 2008

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

Through May 29, 2008, the Company’s Board of Directors has approved the repurchase of up to 6,687,500 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options and for savings and profit-sharing plan contributions. The Company purchased 828,418, 410,696 and 313,416 shares pursuant to these authorizations during fiscal 2008, 2007 and 2006, respectively. At May 29, 2008, there were 2,319,008 shares available for repurchase under these authorizations.

The Company’s Board of Directors has authorized the issuance of up to 750,000 shares of Common Stock for The Marcus Corporation Dividend Reinvestment and Associate Stock Purchase Plan. At May 29, 2008, there were 573,706 shares available under this authorization.

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

Awarded shares of non-vested stock cumulatively vest either 25% after three years of the grant date, 50% after five years of the grant date, 75% after ten years of the grant date and 100% upon retirement, or 50% after three years of the grant date and 100% after five years of the grant date, depending on the date of grant. The non-vested stock may not be sold, transferred, pledged or assigned, except as provided by the vesting schedule included in the Company’s equity incentive plan. During the period of restriction, the holder of the non-vested stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock. Non-vested stock awards and shares issued upon option exercises are issued from previously acquired treasury shares. At May 29, 2008, there were 1,268,169 shares available for grants of additional stock options, non-vested stock and other types of equity awards under the current plan.

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 29, 2008

6. Shareholders’ Equity and Stock-Based Compensation (continued)

As a result of adopting SFAS No. 123(R) on May 26, 2006, the Company’s fiscal 2008 earnings from continuing operations before income taxes and net earnings were $1,030,000 and $626,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. Fiscal 2007 earnings from continuing operations before income taxes and net earnings were $1,073,000 and $830,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25.

For the fiscal year ended May 29, 2008, basic and diluted net earnings per common share were $0.02 lower than if the Company had continued to account for stock-based compensation under APB No. 25. For the fiscal year ended May 31, 2007, basic and diluted net earnings per common share were $0.02 and $0.03 lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions used for awards granted during fiscal 2008, 2007 and 2006:

	Year Ended May 29, 2008	Year Ended May 31, 2007	Year Ended May 25, 2006
Risk-free interest rate	4.6%	5.0%	4.2%
Dividend yield	1.5%	1.6%	1.1%
Volatility	33-41%	37-41%	39%
Expected life	4-9 years	5-9 years	5 years

Total pre-tax stock-based compensation expense was $1,215,000, $1,326,000 and $121,000 in fiscal 2008, 2007 and 2006, respectively. Total pre-tax stock-based compensation expense for fiscal 2006 was entirely related to non-vested stock.

The following table illustrates the pro forma effect on net earnings and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for fiscal 2006:

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 29, 2008

6. Shareholders’ Equity and Stock-Based Compensation (continued)

Year Ended May 25, 2006
(in thousands, except per share data)
Net earnings, as reported	$28,271
Add: reported stock compensation expense, net of tax	82
Deduct: stock-based employee compensation expense determined
under the fair value method, net of tax	(864)

Pro forma net earnings	$27,489

Earnings per common share:
Basic - as reported	$0.96
Basic - pro forma	$0.93
Diluted - as reported	$0.91
Diluted - pro forma	$0.89

A summary of the Company’s stock option activity and related information follows:

	May 29, 2008		May 31, 2007		May 25, 2006
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
	(options in thousands)
Outstanding at beginning of year	1,137	$12.69	1,157	$11.22	1,661	$10.28
Granted	212	20.06	195	19.86	227	14.16
Exercised	(73)	11.29	(185)	10.70	(662)	9.81
Forfeited	(26)	16.59	(30)	14.88	(69)	11.71

Outstanding at end of year	1,250	$13.95	1,137	$12.69	1,157	$11.22

Exercisable at end of year	662	$10.77	548	$10.22	493	$9.90

Weighted-average fair value of	$7.45	$8.09	$5.22
options granted during year

Exercise prices for options outstanding as of May 29, 2008 ranged from $7.71 to $23.37. The weighted-average remaining contractual life of those options is 5.9 years. The weighted-average remaining contractual life of options currently exercisable is 4.2 years. Additional information related to these options segregated by exercise price range is as follows:

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 29, 2008

6. Shareholders’ Equity and Stock-Based Compensation (continued)

	Exercise Price Range
	$7.71 to $10.17	$10.18 to $12.71	$12.72 to $17.73	$17.74 to $23. 37
	(options in thousands)
Options outstanding	280	252	346	372
Weighted-average exercise price of options
outstanding	$8.98	$10.69	$13.69	$20.14
Weighted-average remaining contractual life of
options outstanding	2.4	4.4	7.0	8.6
Options exercisable	280	223	155	4
Weighted-average exercise price of options
exercisable	$8.98	$10.75	$13.71	$23.37

The intrinsic value of options outstanding at May 29, 2008 was $5,132,000, and the intrinsic value of options exercisable at May 29, 2008 was $4,263,000. The intrinsic value of options exercised was $2,299,000, $2,246,000, and $18,283,000 during fiscal 2008, 2007 and 2006, respectively. As of May 29, 2008, total remaining unearned compensation cost related to stock options was $2,447,000, which will be amortized to expense over the remaining service period of five years.

A summary of the Company’s non-vested stock activity and related information follows:

	May 29, 2008		May 31, 2007
	Weighted-Average		Weighted-Average
	Shares	Fair Value	Shares	Fair Value
	(shares in thousands)
Outstanding at beginning of year	89	$18.71	59	$16.52
Granted	--	--	44	20.26
Vested	(4)	21.60	(14)	14.61
Forfeited	--	--	--	--

Outstanding at end of year	85	$18.57	89	$18.71

The Company previously had and will continue to expense awards of non-vested stock based on the fair value of the Company’s common stock at the date of grant. As a result of adopting SFAS No. 123(R), unearned compensation on non-vested stock was reclassified into capital in excess of par on the date of adoption. As of May 29, 2008, total remaining unearned compensation related to non-vested stock was $756,000, which will be amortized over the weighted-average remaining service period of 8.2 years.

7. Employee Benefit Plans

The Company has a qualified profit-sharing savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides for a contribution of a minimum of 1% of defined compensation for all plan participants and matching of 25% of employee contributions up to 6% of defined compensation. In addition, the Company may make additional discretionary contributions. During fiscal 2008, 2007 and 2006, the 1% and the discretionary contributions were made with the Company’s common stock. The Company also sponsors unfunded, nonqualified, defined-benefit and deferred compensation plans. Pension and profit-sharing expense related to continuing operations for all plans was $2,597,000, $2,408,000 and $2,243,000 for fiscal 2008, 2007 and 2006, respectively.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 29, 2008

7. Employee Benefit Plans (continued)

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

The status of the Company’s unfunded nonqualified, defined-benefit plan based on the respective May 29, 2008 and May 31, 2007 measurement dates is as follows:

	May 29, 2008	May 31, 2007
	(in thousands)
Change in benefit obligation:
Net benefit obligation at beginning of year	$16,686	$16,896
Service cost	485	432
Interest cost	1,024	1,085
Actuarial (gain) loss	998	(1,477)
Benefits paid	(345)	(250)

Net benefit obligation at end of year	$18,848	$16,686

Funded status at end of year	$(18,848)	$(16,686)
Unrecognized net actuarial loss	--	--
Unrecognized prior service cost	--	--
Other comprehensive income	3,854	2,925

Net amount recognized at end of year	$(14,994)	$(13,761)

Amounts recognized in the statement of financial position consist of:
Current accrued benefit liability	$(1,101)	$(785)
Noncurrent accrued benefit liability	(17,747)	(15,901)
Accumulated other comprehensive loss	2,297	1,755
Deferred tax asset	1,557	1,170

Net amount recognized at end of year	$(14,994)	$(13,761)

	Year ended
	May 29, 2008	May 31, 2007	May 25, 2006
	(in thousands)
Net periodic pension cost:
Service cost	$485	$432	$412
Interest cost	1,024	1,085	877
Net amortization of prior service cost, transition
obligation and actuarial loss	69	186	184

	$1,578	$1,703	$1,473

The $2,297,000 loss, net of tax, included in accumulated other comprehensive loss at May 29, 2008, is the net actuarial loss which has not yet been recognized in the net periodic benefit cost.

The accumulated benefit obligation was $13,813,000 and $12,464,000 as of May 29, 2008 and May 31, 2007, respectively.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 29, 2008

7. Employee Benefit Plans (continued)

The pre-tax change in the benefit obligation recognized in other comprehensive loss during fiscal 2008 consisted of the current year net actuarial loss of $998,000 and the amortization of the net actuarial loss of $69,000. The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2009 is $114,000 and relates entirely to the actuarial loss.

The benefit obligations were determined using an assumed weighted-average discount rate of 6.60% and 6.10% in 2008 and 2007, respectively, and an annual salary rate increase of 5.0% for both years.

The net periodic benefit cost was determined using an assumed discount rate of 6.10%, 6.25% and 5.5% in 2008, 2007 and 2006, respectively, and an annual salary rate increase of 5.0% for all three years.

Benefit payments expected to be paid subsequent to May 29, 2008 are:

Fiscal Year	(in thousands)
2009	$1,101
2010	978
2011	993
2012	1,017
2013	1,018
Years 2014 - 2018	5,871

8. Income Taxes

The components of the net deferred tax liability for continuing operations were as follows:

	May 29, 2008	May 31, 2007
	(in thousands)
Current deferred income tax assets:
Depreciation and amortization	$6	$--
Accrued employee benefits	557	544
Other accrued liabilities	764	512

Current deferred tax assets	$1,327	$1,056

Noncurrent deferred income tax (liabilities) assets:
Depreciation and amortization	$(40,645)	$(37,473)
Accrued employee benefits	9,050	8,161
Other accrued liabilities	(1,294)	(64)

Net noncurrent deferred tax liabilities	$(32,889)	$(29,376)

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 29, 2008

8. Income Taxes (continued)

Income tax expense (benefit) for continuing operations consists of the following:

	Year ended
	May 29, 2008	May 31, 2007	May 25, 2006
	(in thousands)
Currently payable:
Federal	$10,298	$8,753	$7,871
State	2,471	(1,244)	2,851
Deferred:
Federal	389	1,813	(266)
State	55	254	(37)

	$13,213	$9,576	$10,419

Income tax expense (benefit) is included in the accompanying consolidated statements of earnings as follows:

	Year ended
	May 29, 2008	May 31, 2007	May 25, 2006
	(in thousands)
Continuing operations	$13,213	$9,576	$10,419
Discontinued operations	--	(30)	2,925

	$13,213	$9,546	$13,344

A reconciliation of the statutory federal tax rate to the effective tax rate for continuing operations follows:

	Year ended
	May 29, 2008	May 31, 2007	May 25, 2006
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.9	5.1	5.5
Federal tax exempt interest	(0.1)	(0.6)	(5.9)
Federal and state historic tax credits	--	(18.0)	--
Other	(0.6)	0.5	(2.9)

	39.2%	22.0%	31.7%

Income taxes paid, net of refunds received, in fiscal 2008, 2007 and 2006 totaled $10,674,000, $4,796,000 and $14,374,000, respectively.

On June 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarified the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for incomes taxes.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only federal returns subject to examination are for the 2004 through 2007 tax years. State returns subject to examination are generally for the 2003 through 2007 tax years.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 29, 2008

8. Income Taxes (continued)

The Company’s liability for unrecognized tax benefits was not impacted by the implementation of FIN 48. At the time of adoption of FIN 48, the Company had $779,000 of unrecognized tax benefit, net of $151,000 of federal tax impact related to state taxes, recorded in its financial statements. FIN 48 requires that unrecognized tax benefits be recorded and disclosed gross of any indirect/offsetting tax benefits (e.g., the federal deduction of state unrecognized tax benefits).

A reconciliation of the beginning and ending gross amount of unrecognized tax benefit for the year ended May 29, 2008 is as follows:

(in thousands)
Balance at May 31, 2007	$930
Increases due to:
Tax positions taken in prior years	37
Tax positions taken in current year	--
Decreases due to:
Tax positions taken in prior years	--
Settlements with taxing authorities	--
Lapse of applicable statute of limitations	--

Balance at May 29, 2008	$967

Not included in the unrecognized tax benefits reconciliation above are gross unrecognized accrued interest and penalties of $268,000 and $147,000 at May 29, 2008 and May 31, 2007, respectively. Net interest and penalty expense was $51,000 in the year ended May 29, 2008. The Company’s total unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate were $889,000 and $779,000 as of May 29, 2008 and May 31, 2007, respectively.

It is reasonably possible that the Company’s unrecognized tax positions may change within the next 12 months, primarily as a result of the lapse of applicable statute of limitations. It is not anticipated that a significant impact to the unrecognized tax benefit balance will occur.

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

	Year ended
	May 29, 2008	May 31, 2007	May 25, 2006
	(in thousands)
Fixed minimum rentals	$4,738	$2,957	$2,833
Amortization of favorable lease right	334	354	676
Percentage rentals	73	102	121

	$5,145	$3,413	$3,630

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 29, 2008

9. Commitments, License Rights and Contingencies (continued)

Aggregate minimum rental commitments under long-term operating leases, assuming the exercise of certain lease options, are as follows at May 29, 2008:

Fiscal Year	(in thousands)
2009	$5,908
2010	6,161
2011	6,112
2012	6,051
2013	6,052
Thereafter	110,419

$140,703

Commitments – The Company has commitments for the completion of construction at various properties totaling approximately $2,559,000 at May 29, 2008.

License Rights – The Company has license rights to operate three hotels using the Hilton trademark, one hotel using the Four Points by Sheraton trademark and one hotel using the InterContinental trademark. Under the terms of the licenses, the Company is obligated to pay fees based on defined gross sales.

Contingencies – The Company guarantees the debt of joint ventures and other entities totaling $4,648,000 at May 29, 2008. The debt of the joint ventures is collateralized by the real estate, buildings and improvements and all equipment of each joint venture. The Company does not anticipate these guarantees to be payable.

The Company has approximately five and one half-years remaining on a ten and one half-year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $2,446,000 as of May 29, 2008. The Company does not anticipate the lease obligation to become payable.

10. Joint Venture Transactions

At May 29, 2008 and May 31, 2007, the Company held investments with aggregate carrying values of $1,659,000 and $1,868,000, respectively, in several joint ventures, which are accounted for under the equity method.

During fiscal 2007, the Company acquired the ownership interests of its joint venture partners in Platinum Condominium Development, LLC, a joint venture that developed a condominium hotel in Las Vegas, Nevada, thus increasing the Company’s ownership of the property’s public space to 100%. The total purchase price was $11,000,000, including approximately $6,249,000 in prepaid development fees. As a result of these transactions, effective October 31, 2006, the assets and liabilities of the Platinum Hotel, as well as the results of its operations, are now reported in the Company’s consolidated results. Prior to October 31, 2006, the joint venture was accounted for using the equity method of accounting. The costs of the condominium hotel development project attributable to the condominium units to be sold have been classified as assets held for sale in the consolidated balance sheets.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 29, 2008

10. Joint Venture Transactions (continued)

The Company has receivables from discontinued joint ventures of $3,971,000 and $3,732,000 at May 29, 2008 and May 31, 2007, respectively. The Company earns interest on $2,576,000 and $3,732,000 of the net receivables at approximately prime to prime plus 1.5% at May 29, 2008 and May 31, 2007, respectively.

Included in notes payable at May 28, 2008 and May 31, 2007 is $227,000 and $239,000, respectively, owed to discontinued joint ventures in connection with cash advanced to the Company. The Company pays interest on the cash advances based on the 90-day certificate of deposit rates.

11. Business Segment Information

The Company evaluates performance and allocates resources based on the operating income (loss) of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
	(in thousands)
Fiscal 2008
Revenues	$181,058	$188,520	$1,497	$371,075	--	$371,075
Operating income (loss)	35,334	21,556	(9,192)	47,698	--	47,698
Depreciation and amortization	15,128	15,450	681	31,259	--	31,259
Equity losses from
unconsolidated joint ventures	--	(411)	--	(411)	--	(411)
Assets	355,247	318,368	48,033	721,648	--	721,648
Capital expenditures and
acquisitions	49,049	15,806	82	64,937	--	64,937
Fiscal 2007
Revenues	$156,451	$169,942	$1,238	$327,631	$4,060	$331,691
Operating income (loss)	34,561	15,792	(9,214)	41,139	(224)	40,915
Depreciation and amortization	11,826	14,336	751	26,913	12	26,925
Equity losses from
unconsolidated joint ventures	(149)	(1,217)	--	(1,366)	(367)	(1,733)
Assets	320,280	329,245	47,883	697,408	975	698,383
Capital expenditures and
acquisitions	115,403	70,606	743	186,752	--	186,752
Fiscal 2006
Revenues	$145,990	$141,917	$1,337	$289,244	$5,358	$294,602
Operating income (loss)	32,481	15,613	(8,554)	39,540	(2,859)	36,681
Depreciation and amortization	12,372	12,632	1,127	26,131	143	26,274
Equity losses from
unconsolidated joint ventures	(985)	(850)	(33)	(1,868)	(106)	(1,974)
Assets	220,595	285,132	73,962	579,689	7,545	587,234
Capital expenditures and
acquisitions	8,394	65,816	1,187	75,397	135	75,532

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 29, 2008

11. Business Segment Information (continued)

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

12. Unaudited Quarterly Financial Information (in thousands, except per share data)

	13 Weeks Ended
Fiscal 2008	August 30, 2007	November 24, 2007	February 28, 2008	May 29, 2008
Revenues	$112,141	$83,431	$86,040	$89,463
Operating income	23,515	8,638	6,257	9,288
Net earnings	11,731	2,940	1,785	4,030
Net earnings per common share - diluted	$0.38	$0.10	$0.06	$0.14

	13 Weeks Ended			14 Weeks Ended
Fiscal 2007	August 30, 2007	November 24, 2007	February 28, 2008	May 29, 2008
Revenues	$93,407	$70,605	$71,418	$92,201
Operating income	21,182	8,467	1,853	9,637
Net earnings	13,707	10,091	4,028	5,471
Net earnings per common share - diluted	$0.45	$0.33	$0.13	$0.18

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

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

        There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act during the fourth quarter of our fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Company.

        The information required by this item with respect to directors is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled “Election of Directors” in the definitive Proxy Statement for our 2008 Annual Meeting of Shareholders scheduled to be held on October 7, 2008 (our “Proxy Statement”). The information required with respect to executive officers appears at the end of Part I of this Form 10-K. The required information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by directors and executive officers is incorporated by reference to the information pertaining thereto set forth under the caption entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

        We have adopted a written code of conduct that applies to all of our directors, officers and employees, which is available on our corporate web site (www.marcuscorp.com). On July 8, 2008, our Corporate Governance and Nominating Committee supplemented the code of conduct by adopting a new policy regarding service by employees on outside boards of directors. The policy mandates that an employee either provide notice to our general counsel of his or her intention to serve in such capacity (in the case of non-profit boards) or obtain the approval of our general counsel and/or chief executive officer before serving in such capacity (in the case of for-profit boards). We have posted the new policy on our corporate web site and will make it available on our corporate web site for at least 12 months from the date on which it was posted. No waivers from our code of conduct with respect to any of our executive officers or directors have been made. If, in the future, we amend our code of conduct, or grant waivers from our code of conduct with respect to any of our executive officers or directors, we will make information regarding such amendments or waivers available on our corporate web site for a period of at least 12 months.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The following table lists certain information about our three stock option plans, our 1995 Equity Incentive Plan, our 1994 Nonemployee Director Stock Option Plan and our 2004 Equity Incentive Plan, all of which were approved by our shareholders:

Number of securities to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under current equity compensation plan (excluding securities reflected in the first column)
1,250,000	$13.95	1,268,000

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

THE MARCUS CORPORATION

Date: August 12, 2008	By: /s/ Stephen H. Marcus
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
Board and Chief Executive
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

S-1

EXHIBIT INDEX

2.1	Asset Purchase Agreement, dated March 26, 2008, by and among subsidiaries of The Marcus Corporation, Douglas Theatre Co., Center Associates, LLC and certain related parties. [Incorporated by reference to Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended May 30, 2007.]

3.1	Restated Articles of Incorporation. [Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended November 13, 1997.]

3.2	Bylaws, as amended. [Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated July 18, 2006.]

4.1	The Marcus Corporation Note Purchase Agreement dated October 25, 1996. [Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended November 14, 1996.]

4.2	First Supplement to Note Purchase Agreements dated May 15, 1998. [Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended May 28, 1998.]

4.3	Second Supplement to Note Purchase Agreements dated May 7, 1999. [Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the fiscal year ended May 27, 1999.]

4.4	Third Supplement to Note Purchase Agreements dated April 1, 2002. [Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2002.]

4.5	The Marcus Corporation Note Purchase Agreement dated April 17, 2008. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated April 17, 2008.]

4.6	Amended and Restated Credit Agreement dated April 18, 2008 by and among The Marcus Corporation, U.S. Bank National Association, J.P. Morgan Securities Inc., Bank of America, N.A., Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A, and the other financial institutions party thereto. [Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated April 17, 2008.]

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

10.1*	The Marcus Corporation 1995 Equity Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 5, 2006.]

10.2*	The Marcus Corporation 1994 Nonemployee Director Stock Option Plan, as amended. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 5, 2006.]

10.3*	The Marcus Corporation 2004 Equity Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 8, 2008.]

E-1

10.4*	Form of The Marcus Corporation 2004 Equity Incentive Plan Stock Option Award (Employees). [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 8, 2008.]

10.5*	Form of The Marcus Corporation 2004 Equity Incentive Plan Stock Option Award (Non-Employee Directors). [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 8, 2008.]

10.6*	Form of The Marcus Corporation Equity Incentive Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2005.]

10.7*	The Marcus Corporation Variable Incentive Plan Terms, as amended. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 18, 2007.]

10.8*	The Marcus Corporation Deferred Compensation Plan. [Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended May 25, 2006.]

10.9*	The Marcus Corporation Retirement Income Plan. [Incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended May 25, 2006.]

21	Our subsidiaries as of May 29, 2008.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.ss.1350

99.1	Administrative Services Agreement between Marcus Investments, LLC and The Marcus Corporation, as amended. [Incorporated by reference to Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.]

99.2	Proxy Statement for the 2008 Annual Meeting of Shareholders. (The Proxy Statement for the 2008 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of our fiscal year.)

*This exhibit is a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

E-2