Form 10-Q
period 2008-08-28
MARCUS CORP
filed 2008-10-07
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to__________

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

Large accelerated filer	Accelerated filer X
Non-accelerated filer
(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK OUTSTANDING AT OCTOBER 6, 2008 – 20,833,244
CLASS B COMMON STOCK OUTSTANDING AT OCTOBER 6, 2008 – 8,885,126

THE MARCUS CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	August 28, 2008	May 29, 2008
ASSETS
Current assets:
Cash and cash equivalents	$12,823	$13,440
Accounts and notes receivable, net of reserves	14,257	16,549
Receivables from joint ventures, net of reserves	2,362	2,321
Refundable income taxes	--	2,438
Deferred income taxes	1,348	1,327
Condominium units held for sale	6,947	6,947
Other current Assets	7,877	6,205

Total current assets	45,614	49,227
Property and equipment:
Land and improvements	85,717	81,107
Buildings and improvements	497,472	496,786
Leasehold improvements	63,279	63,243
Furniture, fixtures and equipment	207,247	204,250
Construction in progress	2,653	1,713

Total property and equipment	856,368	847,099
Less accumulated depreciation and amortization	267,426	259,271

Net property and equipment	588,942	587,828
Other assets:
Investments in joint ventures	1,632	1,659
Goodwill	44,325	44,325
Other	37,893	38,609

Total other assets	83,850	84,593

TOTAL ASSETS	$718,406	$721,648

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	August 28, 2008	May 29, 2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$226	$227
Accounts payable	15,934	16,956
Income taxes	6,290	--
Taxes other than income taxes	13,543	12,819
Accrued compensation	7,813	6,948
Other accrued liabilities	26,770	23,722
Current maturities of long-term debt	31,919	31,922

Total current liabilities	102,495	92,594
Long-term debt	229,905	252,992
Deferred income taxes	32,396	32,889
Deferred compensation and other	25,845	25,680
Shareholders’ equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	--	--
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,304,387
shares at August 28, 2008 and 22,304,384 shares at May 29, 2008	22,305	22,305
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,885,126 shares at August 28, 2008 and 8,885,129 shares
at May 29, 2008	8,885	8,885
Capital in excess of par	47,539	47,337
Retained earnings	276,253	266,276
Accumulated other comprehensive loss	(3,011)	(2,832)

	351,971	341,971
Less cost of Common Stock in treasury (1,480,142 shares at August 28,
2008 and 1,495,204 shares at May 29, 2008)	(24,206)	(24,478)

Total shareholders’ equity	327,765	317,493

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$718,406	$721,648

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

	13 Weeks Ending
(in thousands, except per share data)	August 28, 2008	August 30, 2007
Revenues:
Rooms and telephone	$28,891	$29,239
Theatre admissions	42,519	37,072
Theatre concessions	21,203	18,244
Food and beverage	13,568	14,218
Other revenues	14,190	13,368

Total revenues	120,371	112,141
Costs and expenses:
Rooms and telephone	9,268	9,345
Theatre operations	33,275	28,852
Theatre concessions	5,308	4,578
Food and beverage	10,551	10,927
Advertising and marketing	5,889	5,340
Administrative	10,479	9,577
Depreciation and amortization	8,271	8,082
Rent	1,931	1,131
Property taxes	3,848	2,883
Preopening expenses	--	299
Other operating expenses	7,604	7,612

Total costs and expenses	96,424	88,626

Operating income	23,947	23,515
Other income (expense):
Investment income	361	367
Interest expense	(3,797)	(4,121)
Gain (loss) on disposition of property, equipment and other assets	(68)	56
Equity losses from unconsolidated joint ventures, net	(84)	(69)

	(3,588)	(3,767)

Earnings before income taxes	20,359	19,748
Income taxes	7,926	8,017

Net earnings	$12,433	$11,731

Net earnings per share - basic:
Common Stock	$0.43	$0.40
Class B Common Stock	$0.39	$0.36
Net earnings per share - diluted:
Common Stock	$0.42	$0.38
Class B Common Stock	$0.39	$0.36
Dividends per share:
Common Stock	$0.085	$0.085
Class B Common Stock	$0.077	$0.077

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	13 Weeks Ending
(in thousands)	August 28, 2008	August 30, 2007
OPERATING ACTIVITIES:
Net earnings	$12,433	$11,731
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures	84	69
Loss (gain) on disposition of property, equipment and other assets	68	(25)
Gain on sale of condominium units	--	(31)
Distributions from joint ventures	--	11
Amortization of loss on swap agreement	38	--
Amortization of favorable lease right	83	83
Depreciation and amortization	8,271	8,082
Stock compensation expense	298	286
Deferred income taxes	(392)	76
Deferred compensation and other	165	417
Changes in assets and liabilities:
Accounts and notes receivable	2,467	(22)
Other current assets	(1,672)	39
Accounts payable	(1,022)	(9,754)
Income taxes	8,728	7,821
Taxes other than income taxes	724	51
Accrued compensation	865	523
Other accrued liabilities	3,048	(242)

Total adjustments	21,753	7,384

Net cash provided by operating activities	34,186	19,115
INVESTING ACTIVITIES:
Capital expenditures	(9,342)	(3,773)
Net proceeds from disposals of property, equipment and other assets	5	25
Net proceeds from sale of condominium units	--	409
Net proceeds received from intermediaries	--	4,746
Decrease (increase) in other assets	3	(1,415)
Cash received from (advanced to) joint ventures	(98)	7

Net cash used in investing activities	(9,432)	(1)
FINANCING ACTIVITIES:
Debt transactions:
Net proceeds from issuance of notes payable and long-term debt	--	5,080
Principal payments on notes payable and long-term debt	(23,091)	(20,247)
Equity transactions:
Treasury stock transactions, except for stock options	17	(1,311)
Exercise of stock options	159	493
Dividends paid	(2,456)	(2,518)

Net cash used in financing activities	(25,371)	(18,503)

Net increase (decrease) in cash and cash equivalents	(617)	611
Cash and cash equivalents at beginning of period	13,440	12,018

Cash and cash equivalents at end of period	$12,823	$12,629

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED AUGUST 28, 2008
(Unaudited)

1.	General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 29, 2008, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the 13 weeks ended August 28, 2008 and August 30, 2007 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the unaudited interim financial information at August 28, 2008, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods.

Comprehensive Income – Total comprehensive income for the 13 weeks ended August 28, 2008 and August 30, 2007 was $12,254,000 and $11,644,000, respectively.

Accumulated other comprehensive income (loss) consists of the following, all presented net of tax:

	August 28, 2008	May 29, 2008
	(in thousands)
Unrealized loss on available for sale investments	$(449)	$(341)
Unrecognized loss on terminated interest rate swap agreement	(312)	(335)
Unrealized gain on interest rate swap agreement	47	141
Net actuarial loss	(2,297)	(2,297)

	$(3,011)	$(2,832)

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended August 28, 2008	13 Weeks Ended August 30, 2007
	(in thousands, except per share data)
Numerator:
Net earnings	$12,433	$11,731

Denominator:
Denominator for basic EPS	29,615	30,314
Effect of dilutive employee stock options
and non-vested stock	101	372

Denominator for diluted EPS	29,716	30,686

Net earnings per share - basic:
Common Stock	$0.43	$0.40
Class B Common Stock	$0.39	$0.36
Net earnings per share - diluted:
Common Stock	$0.42	$0.38
Class B Common Stock	$0.39	$0.36

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended August 28, 2008	13 Weeks Ended August 30, 2007
	(in thousands)
Service cost	$130	$121
Interest cost	311	256
Net amortization of prior service cost,
transition obligation and actuarial loss	29	17

Net periodic pension cost	$470	$394

2.	Derivatives and Hedging Activities

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into an interest rate swap agreement on February 1, 2008 covering $25,170,000 of floating rate debt, which expires February 1, 2011, and requires the Company to pay interest at a defined rate of 3.24% while receiving interest at a defined variable rate of one-month LIBOR (2.47% at August 28, 2008). Per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company must recognize derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the 13 weeks ended August 28, 2008, the interest rate swap was considered effective and had no effect on earnings. The decrease in fair value of the interest rate swap of $159,000 ($94,000 net of tax), is included in accumulated other comprehensive loss. The Company does not expect the interest rate swap to have any effect on earnings within the next 12 months.

On February 29, 2008, the Company also entered into an interest rate swap agreement covering $25,000,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.49% while receiving interest at a defined variable rate of three-month LIBOR. The interest rate swap agreement was considered effective and qualified as a cash flow hedge. On March 19, 2008, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $567,000 ($338,000 net of tax). For the 13 weeks ended August 28, 2008, the Company reclassified $38,000 ($23,000 net of tax) from other comprehensive loss to interest expense. The remaining loss at August 28, 2008 in other comprehensive loss will be reclassified into earnings as interest expense through April 15, 2013, the remaining life of the original hedge. The Company expects to reclassify approximately $113,000 ($68,000 net of tax) of loss into earnings within the next 12 months.

3.	Fair Value Measurements

The Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), on May 30, 2008 as it relates to financial assets and liabilities and the impact of this adoption was not material to the Company’s financial statements. SFAS No. 157 will be effective for the Company’s nonfinancial assets and liabilities on May 29, 2009, the first day of the Company’s next fiscal year. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, defines fair value based upon an exit price model, establishes a framework for measuring fair value, and expands the applicable disclosure requirements. SFAS No. 157 indicates, among other things, that a fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

SFAS No. 157 establishes a fair value hierarchy for the pricing inputs used to measure fair value. The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At August 28, 2008, the Company’s $780,000 of available for sale securities were valued using Level 1 pricing inputs.

Level 2 – The $78,000 asset related to the Company’s interest rate hedge contract was based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At August 28, 2008, none of the Company’s assets or liabilities were valued using Level 3 pricing inputs.

4.	Income Taxes

The Company’s effective income tax rate for the 13 weeks ended August 28, 2008 and August 30, 2007 was 38.9% and 40.6%, respectively. The decrease in the effective rate is primarily due to the decrease in the amount of unrecognized tax benefits resulting from a lapse of the applicable statute of limitations.

5.	Contingency

The Company has approximately five years remaining on a ten and one half year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $2,342,000 as of August 28, 2008.

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

Following is a summary of business segment information for the 13 weeks ended August 28, 2008 and August 30, 2007 (in thousands):

13 Weeks Ended August 28, 2008	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$66,897	$53,197	$277	$120,371
Operating income (loss)	16,869	9,520	(2,442)	23,947
Depreciation and amortization	4,230	3,875	166	8,271

13 Weeks Ended August 30, 2007	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$57,897	$53,937	$307	$112,141
Operating income (loss)	15,384	10,233	(2,102)	23,515
Depreciation and amortization	3,753	4,151	178	8,082

THE MARCUS CORPORATION

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

RESULTS OF OPERATIONS

General

        We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2009 is a 52-week year, as was fiscal 2008. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

        The following table sets forth revenues, operating income, other income (expense), net earnings and earnings per common share for the comparable first quarters of fiscal 2009 and 2008 (in millions, except for per share and variance percentage data):

	First Quarter
			Variance
	F2009	F2008	Amt.	Pct.
Revenues	$120.4	$112.1	$8.3	7.3%
Operating income	23.9	23.5	0.4	1.8%
Other income (expense)	(3.6)	(3.8)	0.2	4.8%
Net earnings	12.4	11.7	0.7	6.0%
Net earnings per common share - diluted	$0.42	$0.38	$0.04	10.5%

        Revenues increased in our theatre division during the first quarter of fiscal 2009 compared to the same period last year, offsetting a small decrease in revenues from our hotels and resorts division. Our total operating income (earnings before other income/expense and income taxes) increased during this same period due to improved operating results from our theatre division. The theatre division operating results were favorably impacted by new screens acquired during the fourth quarter of fiscal 2008. Our hotels and resorts division reported decreased fiscal 2009 first quarter revenues and operating income compared to the same quarter last year due in large part to the impact of reduced group business at a couple of our larger properties that rely most heavily on that particular customer segment. A reduction in our interest expense contributed to an overall increase in our fiscal 2009 first quarter net earnings compared to the same period last year.

        We recognized investment income of $361,000 during the first quarter of fiscal 2009, representing a decrease of only $6,000, or 1.6%, compared to investment income of approximately $367,000 during the prior year same period. For the remainder of fiscal 2009, our investment income will likely remain slightly lower than last year’s comparative quarters due to expected reduced interest income from our declining balance of timeshare notes receivable.

        Our interest expense totaled $3.8 million for the first quarter of fiscal 2009 compared to $4.1 million during the same period last year, a decrease of approximately $300,000, or 7.9%. The decrease in interest expense during fiscal 2009 was the result of a lower average interest rate, as our total borrowings were actually higher than last year due to the recent theatre acquisition. Due to the strong cash flow from our operating divisions during the summer months, our borrowing levels are typically at their lowest point at the end of our fiscal first quarter. We currently anticipate increased borrowing levels later in our fiscal year as we increase our planned capital spending and operating cash flows decline during our slower operating months. As a result, we expect that our interest expense will likely increase during subsequent quarters of fiscal 2009 compared to the same periods last year.

        We did not recognize any significant gains or losses on the disposition of property, equipment and other assets during the first quarters of fiscal 2009 or 2008. The timing of periodic sales of our property and equipment may vary from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment. We anticipate periodic additional sales of non-core property and equipment with the potential for additional disposition gains from time to time during the remainder of fiscal 2009.

        We reported net equity losses from unconsolidated joint ventures of $84,000 during the first quarter of fiscal 2009 compared to losses of approximately $69,000 during the first quarter of fiscal 2008. Net losses during both years included our share of results from our remaining Baymont 50% joint venture and two hotel joint ventures in which we have a 15% ownership interest. We currently do not expect significant variations in net equity gains or losses from unconsolidated joint ventures during the remaining quarters of fiscal 2009 compared to the same periods last year.

        We reported income tax expense for the first quarter of fiscal 2009 of $7.9 million, a decrease of approximately $100,000, or 1.1%, compared to the same period of fiscal 2008. Our fiscal 2009 first quarter effective income tax rate was 38.9%, slightly lower than our fiscal 2008 first quarter effective rate of 40.6%. This small decrease in our effective tax rate was primarily due to a decrease in our liability for unrecognized tax benefits as a result of a lapse of the applicable statute of limitations during the fiscal 2009 first quarter. We currently expect our effective tax rate for the remaining quarters of fiscal 2009 to be closer to 40%. Our actual fiscal 2009 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

Theatres

        The following table sets forth revenues, operating income and operating margin for our theatre division for the first quarters of fiscal 2009 and 2008 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2009	F2008	Amt.	Pct.
Revenues	$66.9	$57.9	$9.0	15.5%
Operating income	16.9	15.4	1.5	9.7%
Operating margin (% of revenues)	25.2%	26.6%

        Consistent with the seasonal nature of the motion picture exhibition industry, the first quarter of our fiscal year is typically the strongest period for our theatre division due to the traditionally strong summer movie season. Our theatre division recognized increased operating results for our fiscal 2009 first quarter compared to last year’s first quarter, primarily due to the incremental results from the seven theatres comprised of 83 screens in Omaha and Lincoln, Nebraska acquired from Douglas Theatre Company (“Douglas”) and related parties during our fiscal 2008 fourth quarter. Our operating margin during the first quarter of fiscal 2009 decreased slightly from the prior year due to higher fixed costs related to the new theatres and the impact of reduced revenues at our comparable theatres.

        The following table breaks down the components of revenues for the theatre division for the first quarters of fiscal 2009 and 2008 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2009	F2008	Amt.	Pct.
Box office receipts	$42.5	$37.1	$5.4	14.7%
Concession revenues	21.2	18.2	3.0	16.2%
Other revenues	3.2	2.6	0.6	23.0%

Total revenues	$66.9	$57.9	$9.0	15.5%

        The increase in our box office receipts and concession revenues for the first quarter of fiscal 2009 compared to the same period last year was primarily due to the impact of the Douglas theatres acquired during our fiscal 2008 fourth quarter. Excluding the Douglas theatres, box office receipts and concession revenues decreased 1.8% and 1.4%, respectively. A 4.0% increase in our average ticket price for these comparable theatres during the fiscal 2009 first quarter compared to the same period last year, attributable primarily to selected price increases and premium pricing for our digital 3D and UltraScreen® attractions, partially offset a decrease in attendance at these comparable theatres. Our average concession revenues per person for the fiscal 2009 first quarter increased 4.2% compared to the same period last year, due primarily to selected price increases. Other revenues increased during our fiscal 2009 first quarter due in part to increases in pre-show and lobby advertising income and film booking fees.

        Total theatre attendance increased 10.9% during the first quarter of fiscal 2009 compared to the same period last year. Excluding the Douglas theatres, theatre attendance decreased 5.6% during the quarter. The entire comparable theatre decrease in revenues and virtually all of the fiscal 2009 first quarter decline in comparable attendance occurred in August, offsetting very strong year-over-year revenue increases during the first two months of the quarter. The film slate for August this year did not perform as well as last year’s August films, which included two of our highest grossing films last year, The Bourne Ultimatum and The Simpsons Movie. Television viewership of the Olympics and the Democratic National Convention in August 2008 also negatively impacted our results. Our highest grossing films during the fiscal 2009 first quarter included the outstanding performance of The Dark Knight, as well as Wall-E, Hancock, Kung Fu Panda and Indiana Jones and the Kingdom of the Crystal Skull.

        September is typically our slowest month of the year and film product for the second quarter of fiscal 2009 has thus far produced box office results similar to or slightly worse than the same period last year on a comparable theatre basis. The quantity of films scheduled for release during the upcoming fall and holiday season appears strong. Films scheduled to be released this fall and Thanksgiving holiday period that may generate substantial box office interest include: Eagle Eye, Body of Lies, High School Musical 3: Senior Year, Madagascar: Escape 2 Africa, Quantum of Solace (the latest 007 Bond entry), Disney’s animated film Bolt (shown in both 2D and 3D) and Twilight. The final week of our fiscal 2008 second quarter included the traditionally strong Thanksgiving weekend, which benefited our second quarter operating results last year. This year, the Thanksgiving weekend will be included in our fiscal 2009 third quarter. As a result, our comparative fiscal 2009 second quarter theatre division results to last year’s second quarter results will likely be adversely impacted, although our comparative third quarter results should benefit from the inclusion of the Thanksgiving weekend. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

        We continued to execute on several previously described strategies during the first quarter of fiscal 2009. We purchased and installed 12 digital 3D projectors during the fiscal 2009 first quarter in time for the latest 3D release, Journey to the Center of the Earth, bringing our total digital 3D installations to 14 screens. In addition, 23 of our theatres are currently equipped to present alternate programming such as concerts and sporting events through our affiliation with a national digital broadcast network, including the new and expanded season of The Metropolitan Opera: Live in HD. We recently introduced our successful ice cream and coffee brands initially rolled out at our flagship Majestic Cinema into our theatre in Sturtevant (Racine), Wisconsin and a new food court “hot zone” with pizza, ice cream, coffee and additional menu items is currently under construction at our theatre in Oakdale, Minnesota. We also recently announced plans to open another of our successful Zaffiro’s pizza restaurants at an existing theatre in Mequon, Wisconsin.

        We ended the first quarter of fiscal 2009 with a total of 672 company-owned screens in 55 theatres and 6 managed screens in one theatre compared to 588 company-owned screens in 48 theatres and 6 managed screens in one theatre at the end of the same period last year. We are currently constructing an UltraScreen addition to our 14-screen theatre in Orland Park, Illinois and we expect this additional screen to open by the end of our fiscal 2009 second quarter. We also recently began construction on our circuit’s 13th UltraScreen at our Mequon, Wisconsin theatre and hope to open this screen by May 2009. In addition, during the fiscal 2009 first quarter and as a result of our Douglas acquisition, we were selected to design and manage a five-screen, four-level upscale theatre and entertainment complex that is part of a Mutual of Omaha mixed-use urban development in Omaha, Nebraska. As part of our Douglas acquisition, we also acquired 11 acres of land in La Vista, a growing suburb of Omaha, during our fiscal 2009 first quarter. This land will be banked for potential future development, as are other sites we have previously purchased in Madison and East Troy, Wisconsin and St. Cloud and Moorhead, Minnesota.

Hotels and Resorts

        The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the first quarters of fiscal 2009 and 2008 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2009	F2008	Amt.	Pct.
Revenues	$53.2	$53.9	$(0.7)	-1.4%
Operating income	9.5	10.2	(0.7)	-7.0%
Operating margin (% of revenues)	17.9%	19.0%

        Our first quarter is historically the strongest quarter of the year for our hotels and resorts division due to increased travel during the summer months at our predominantly Midwestern properties. Division revenues and operating income decreased slightly during our fiscal 2009 first quarter compared to the prior year due to a decline in performance from our properties that rely most heavily on group business.

        The following table sets forth certain operating statistics for the first quarters of fiscal 2009 and 2008, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	First Quarter(1)
			Variance
	F2009	F2008	Amt.		Pct.
Occupancy percentage	77.7%	78.5%	(0.8	) pts	-1.1%
ADR	$158.57	$158.45	$0.12		0.1%
RevPAR	$123.15	$124.45	$(1.30)		-1.0%

(1)	These operating statistics represent averages of our eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

        RevPAR increased at five of our eight company-owned properties during the first quarter of fiscal 2009 compared to the same period last year, with our newest hotels reporting double-digit increases. Declines in occupancy at our remaining properties due to reduced group business travel resulted in an overall decrease in RevPAR for the quarter compared to the first quarter last year. Our overall ADR increased at six of our company-owned properties, but in general the increases were modest, as the current economic environment has put some pressure on our ability to raise rates.

        Continued improved operating results from our newest hotels, including our revenue share arrangement at the Platinum Hotel & Spa, partially offset the declines in operating income at the aforementioned “group business” hotels. In addition, the largest year-over-year increase in operating income occurred at our Pfister Hotel and was due in part to the fact that our parking garage and meeting and banquet space were closed during the entire fiscal 2008 first quarter for an extensive renovation. Our meeting and banquet space was reopened early in our second quarter last year, but our parking garage did not reopen until our third quarter, so we expect continued favorable comparisons at that hotel for the next two quarters. Conversely, planned guest room renovations at our Grand Geneva Resort & Spa and Hilton Milwaukee City Center properties may have a slight negative impact on operating results during the remainder of the fiscal year as rooms are taken out of service during the renovation.

        The current near-term outlook for the future performance of this division continues to be very dependent upon the economic environment of the respective geographic markets in which we operate. Overall, our group business booking pace continues to lag behind last year’s pace, so we expect the same properties that struggled in our first quarter to have difficult comparisons to the prior year over the next few quarters. The corporate transient and leisure customer segments have performed better than the group business segment, but the lead time for reservations from these customers is relatively short (often only one to two weeks), so our ability to project future occupancies from these customers is limited. We will continue to monitor the situation and adjust our sales focus and operating costs as needed. As a result, we currently do not expect this division to report significantly improved operating results during the remaining quarters of fiscal 2009 and, if economic conditions do not improve, it is possible that our overall hotels and resorts operating results could decline in one or more of our upcoming quarters compared to the same periods last year.

        We have been providing technical development and preopening services to the owners of three previously described hotel projects currently under development. We expect one of these properties, the Venturella Resort & Spa in Orlando, Florida, to open later in fiscal 2009 after completion of a significant renovation. We will manage this hotel upon its scheduled opening. We continue to pursue several new growth opportunities as well, with a focus on expanding our hotel management business. A number of the projects that we are currently exploring may also include small equity investments.

FINANCIAL CONDITION

Liquidity and Capital Resources

        Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $127 million of unused credit lines as of the end of our fiscal 2009 first quarter, should be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2009.

        Net cash provided by operating activities increased by $15.1 million during the first quarter of fiscal 2009 to $34.2 million, compared to $19.1 million during the prior year’s first quarter. The increase was due primarily to favorable timing in the collection of accounts and notes receivable and the payment of accounts payable and other accrued liabilities.

        Net cash used in investing activities during the fiscal 2009 first quarter totaled $9.4 million, compared to only $1,000 during the fiscal 2008 first quarter. The increase in net cash used in investing activities was primarily the result of increased capital expenditures and a decrease in cash received that was previously held by intermediaries.

        Capital expenditures totaled $9.3 million during the first quarter of fiscal 2009 compared to $3.8 million during the prior year’s first quarter. Fiscal 2009 first quarter capital expenditures included approximately $7.4 million incurred in our theatre division, including costs associated with the previously described land purchase in Omaha, Nebraska, the UltraScreen currently under construction in Orland Park, Illinois and the digital 3D projectors purchased during the quarter. Fiscal 2008 first quarter capital expenditures included approximately $2.7 million incurred in our hotels and resorts division, including costs associated with the previously described renovations at our Pfister Hotel.

        Net cash used in financing activities during the first quarter of fiscal 2009 totaled $25.4 million compared to $18.5 million during the first quarter of fiscal 2008. Our principal payments on notes payable and long-term debt totaled approximately $23.1 million during the first quarter of fiscal 2009 compared to approximately $20.2 million during the same period last year, accounting for a portion of the increase in net cash used in financing activities. Excess cash during the period was used to reduce our commercial paper borrowings and borrowings under our revolving credit agreement. As a result, no new debt was required during our fiscal 2009 first quarter compared to new debt of $5.1 million related to commercial paper borrowings added during the first quarter of fiscal 2008. Our debt-capitalization ratio was 0.44 at August 28, 2008 compared to 0.47 at our fiscal 2008 year-end.

        During our fiscal 2009 first quarter, we repurchased approximately 1,700 of our common shares for approximately $25,000 in conjunction with the exercise of stock options, compared to 66,000 of common shares repurchased for approximately $1.4 million in conjunction with the exercise of stock options and open market purchases during the first quarter of fiscal 2008. As of August 28, 2008, approximately 2.3 million shares remained available under prior Board of Directors repurchase authorizations. Any additional repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

        We previously indicated that we expected our fiscal 2009 capital expenditures, including potential purchases of interests in joint ventures (but excluding any potential acquisitions) to be in the $60-$80 million range. We are still finalizing the scope of our planned renovations at the Grand Geneva and Hilton Milwaukee and several additional projects would need to be approved in order for us to end up at the higher end of that range. The actual timing and extent of the implementation of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

        We have not experienced any material changes in our market risk exposures since May 29, 2008.

Item 4.	Controls and Procedures

a.	Evaluation of disclosure controls and procedures

Based on their evaluations and the evaluation of management, as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.	Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

        Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 29, 2008. No material change to such risk factors has occurred during the 13 weeks ended August 28, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

        Through August 28, 2008, our Board of Directors has approved the repurchase of up to 6.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

        The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were made in the open market and pursuant to the publicly announced repurchase authorizations described above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
May 30 - June 29	1,658	$15.33	1,658	2,317,350
June 30 - July 29	--	--	--	2,317,350
July 30 - August 28	--	--	--	2,317,350

Total	1,658	$15.33	1,658	2,317,350

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: October 7, 2008	By: /s/ Stephen H. Marcus
Stephen H. Marcus,
Chairman of the Board and
Chief Executive Officer
DATE: October 7, 2008	By: /s/ Douglas A. Neis
Douglas A. Neis
Chief Financial Officer and Treasurer

S-1