Form 10-Q
period 2008-11-27
MARCUS CORP
filed 2009-01-06
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

COMMON STOCK OUTSTANDING AT JANUARY 2, 2009 – 20,841,655
CLASS B COMMON STOCK OUTSTANDING AT JANUARY 2, 2009 – 8,885,126

THE MARCUS CORPORATION

INDEX

PART I - FINANCIAL INFORMATION		Page
Item 1.	Consolidated Financial Statements:
	Consolidated Balance Sheets
	(November 27, 2008 and May 29, 2008)	3
	Consolidated Statements of Earnings
	(13 and 26 weeks ended November 27, 2008 and
	November 29, 2007)	5
	Consolidated Statements of Cash Flows
	(26 weeks ended November 27, 2008 and
	November 29, 2007)	6
	Condensed Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds; Purchases of Equity
	Securities by the Issuer	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	22
Item 6.	Exhibits	23
	Signatures	S-1

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	November 27, 2008	May 29, 2008
ASSETS
Current assets:
Cash and cash equivalents	$10,413	$13,440
Accounts and notes receivable, net of reserves	13,956	16,549
Receivables from joint ventures, net of reserves	301	2,321
Refundable income taxes	--	2,438
Deferred income taxes	1,370	1,327
Condominium units held for sale	--	6,947
Other current assets	7,102	6,205

Total current assets	33,142	49,227
Property and equipment:
Land and improvements	86,278	81,107
Buildings and improvements	498,873	496,786
Leasehold improvements	63,399	63,243
Furniture, fixtures and equipment	208,089	204,250
Construction in progress	4,930	1,713

Total property and equipment	861,569	847,099
Less accumulated depreciation and amortization	275,431	259,271

Net property and equipment	586,138	587,828
Other assets:
Investments in joint ventures	1,660	1,659
Goodwill	44,325	44,325
Condominium units	5,912	--
Other	38,750	38,609

Total other assets	90,647	84,593

TOTAL ASSETS	$709,927	$721,648

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	November 27, 2008	May 29, 2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$228	$227
Accounts payable	12,759	16,956
Income taxes	1,685	--
Taxes other than income taxes	14,147	12,819
Accrued compensation	5,740	6,948
Other accrued liabilities	22,338	23,722
Current maturities of long-term debt	25,246	31,922

Total current liabilities	82,143	92,594
Long-term debt	240,693	252,992
Deferred income taxes	33,367	32,889
Deferred compensation and other	26,951	25,680
Shareholders’ equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none
issued	--	--
Common Stock, $1 par; authorized 50,000,000 shares; issued
22,304,387 shares at November 27, 2008 and 22,304,384 at
May 29, 2008	22,305	22,305
Class B Common Stock, $1 par; authorized 33,000,000 shares;
issued and outstanding 8,885,126 at November 27, 2008 and
8,885,129 at May 29, 2008	8,885	8,885
Capital in excess of par	47,738	47,337
Retained earnings	274,691	266,276
Accumulated other comprehensive loss	(2,909)	(2,832)

	350,710	341,971
Less cost of Common Stock in treasury (1,465,147 shares at
November 27, 2008 and 1,495,204 shares at May 29, 2008)	(23,937)	(24,478)

Total shareholders' equity	326,773	317,493

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$709,927	$721,648

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

	November 27, 2008		November 29, 2007
(in thousands, except per share data)	13 Weeks	26 Weeks	13 Weeks	26 Weeks
Revenues:
Rooms and telephone	$23,908	$52,799	$25,683	$54,922
Theatre admissions	26,300	68,819	20,866	57,938
Theatre concessions	13,120	34,323	10,259	28,503
Food and beverage	13,366	26,934	14,676	28,894
Other revenues	11,249	25,439	11,947	25,315

Total revenues	87,943	208,314	83,431	195,572
Costs and expenses:
Rooms and telephone	8,524	17,792	8,669	18,014
Theatre operations	22,779	56,054	18,093	46,945
Theatre concessions	3,102	8,410	2,746	7,324
Food and beverage	10,136	20,687	10,850	21,777
Advertising and marketing	5,569	11,458	4,967	10,307
Administrative	9,145	19,624	8,932	18,509
Depreciation and amortization	8,148	16,419	7,959	16,041
Rent	1,936	3,867	1,292	2,423
Property taxes	3,914	7,762	4,245	7,128
Preopening expenses	16	16	10	309
Other operating expenses	6,332	13,936	7,030	14,642

Total costs and expenses	79,601	176,025	74,793	163,419

Operating income	8,342	32,289	8,638	32,153
Other income (expense):
Investment income (loss)	(2,016)	(1,655)	339	706
Interest expense	(3,641)	(7,438)	(3,815)	(7,936)
Loss on disposition of property, equipment and other assets	(1,104)	(1,172)	(163)	(107)
Equity losses from unconsolidated joint ventures, net	(15)	(99)	(69)	(138)

	(6,776)	(10,364)	(3,708)	(7,475)

Earnings before income taxes	1,566	21,925	4,930	24,678
Income taxes	670	8,596	1,990	10,007

Net earnings	$896	$13,329	$2,940	$14,671

Net earnings per share - basic:
Common Stock	$0.03	$0.46	$0.10	$0.50
Class B Common Stock	$0.03	$0.42	$0.09	$0.46
Net earnings per share - diluted:
Common Stock	$0.03	$0.45	$0.10	$0.48
Class B Common Stock	$0.03	$0.42	$0.09	$0.45
Dividends per share:
Common Stock	$0.085	$0.170	$0.085	$0.170
Class B Common Stock	$0.077	$0.155	$0.077	$0.155

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	26 Weeks Ended
(in thousands)	November 27, 2008	November 29, 2007
OPERATING ACTIVITIES:
Net earnings	$13,329	$14,671
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures	899	138
Loss on disposition of property, equipment and other assets	66	56
Loss on sale of condominium units	1,106	51
Loss on available for sale securities	1,424	--
Distributions from joint ventures	--	11
Amortization of loss on swap agreement	66	--
Amortization of favorable lease right	167	167
Depreciation and amortization	16,419	16,041
Stock compensation expense	667	620
Deferred income taxes	476	162
Deferred compensation and other	411	1,329
Changes in assets and liabilities:
Accounts and notes receivable	2,903	(711)
Other current assets	(968)	700
Accounts payable	(4,197)	(8,334)
Income taxes	4,123	5,489
Taxes other than income taxes	1,328	1,302
Accrued compensation	(1,208)	(864)
Other accrued liabilities	(1,384)	(1,801)

Total adjustments	22,298	14,356

Net cash provided by operating activities	35,627	29,027
INVESTING ACTIVITIES:
Capital expenditures	(14,581)	(10,015)
Net proceeds from disposals of property, equipment and other assets	9	36
Net proceeds from sale of condominium units	--	409
Net proceeds received from intermediaries	--	4,925
Increase in other assets	(271)	(1,549)
Cash advanced to joint ventures	(198)	(100)

Net cash used in investing activities	(15,041)	(6,294)
FINANCING ACTIVITIES:
Debt transactions:
Net proceeds from issuance of notes payable and long-term debt	4,000	18,024
Principal payments on notes payable and long-term debt	(22,974)	(29,417)
Equity transactions:
Treasury stock transactions, except for stock options	(59)	(8,206)
Exercise of stock options	333	604
Dividends paid	(4,913)	(5,032)

Net cash used in financing activities	(23,613)	(24,027)

Net decrease in cash and cash equivalents	(3,027)	(1,294)
Cash and cash equivalents at beginning of period	13,440	12,018

Cash and cash equivalents at end of period	$10,413	$10,724

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED NOVEMBER 27, 2008
(Unaudited)

1.	General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 29, 2008, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the 13 and 26 weeks ended November 27, 2008 and November 29, 2007 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the unaudited interim financial information at November 27, 2008, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods.

Comprehensive Income – Total comprehensive income for the 13 and 26 weeks ended November 27, 2008 was $998,000 and $13,252,000, respectively. Total comprehensive income for the 13 and 26 weeks ended November 29, 2007 was $2,727,000 and $14,371,000, respectively.

Accumulated other comprehensive income (loss) consists of the following, all presented net of tax:

	November 27, 2008	May 29, 2008
	(in thousands)
Unrealized gain (loss) on available for sale investments	$64	$(341)
Unrecognized loss on terminated interest rate swap agreement	(295)	(335)
Unrealized gain (loss) on interest rate swap agreement	(381)	141
Net actuarial loss	(2,297)	(2,297)

	$(2,909)	$(2,832)

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended November 27, 2008	13 Weeks Ended November 29, 2007	26 Weeks Ended November 27, 2008	26 Weeks Ended November 29, 2007
	(in thousands, except per share data)
Numerator:
Net earnings	$896	$2,940	$13,329	$14,671

Denominator:
Denominator for basic EPS	29,644	30,228	29,636	30,271
Effect of dilutive employee stock options and
non-vested stock	172	263	215	340

Denominator for diluted EPS	29,816	30,491	29,851	30,611

Earnings per share - basic:
Common Stock	$0.03	$0.10	$0.46	$0.50
Class B Common Stock	$0.03	$0.09	$0.42	$0.46
Earnings per share - diluted:
Common Stock	$0.03	$0.10	$0.45	$0.48
Class B Common Stock	$0.03	$0.09	$0.42	$0.45

Investments – Available for sale securities are stated at fair market value, with unrealized gains and losses reported as a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method. Realized gains and losses and declines in value judged to be other-than-temporary are included in investment income (loss). The Company evaluates securities for other-than-temporary impairment on a periodic basis and principally considers the type of security, the severity of the decline in fair value and the duration of the decline in fair value in determining whether a security’s decline in fair value is other-than-temporary. During the 13 weeks ended November 27, 2008, the Company recognized a $1,424,000 other-than-temporary investment loss on securities whose market value was substantially below cost.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended November 27, 2008	13 Weeks Ended November 29, 2007	26 Weeks Ended November 27, 2008	26 Weeks Ended November 29, 2007
	(in thousands)
Service Cost	$130	$122	$260	$243
Interest Cost	311	256	622	512
Net amortization of prior service cost,
transition obligation and actuarial loss	28	17	57	34

Net periodic pension cost	$469	$395	$939	$789

2.	Derivatives and Hedging Activities

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into an interest rate swap agreement on February 1, 2008 covering $25,170,000 of floating rate debt, which expires February 1, 2011, and requires the Company to pay interest at a defined rate of 3.24% while receiving interest at a defined variable rate of one-month LIBOR (1.90% at November 27, 2008). Per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company must recognize derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the 13 and 26 weeks ended November 27, 2008, the interest rate swap was considered effective and had no effect on earnings. The decrease in fair value of the interest rate swap of $701,000 ($428,000 net of tax) and $860,000 ($522,000 net of tax), is included in accumulated other comprehensive loss for the 13 and 26 weeks ended November 27, 2008, respectively. The Company does not expect the interest rate swap to have any effect on earnings within the next 12 months.

On February 29, 2008, the Company also entered into an interest rate swap agreement covering $25,000,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.49% while receiving interest at a defined variable rate of three-month LIBOR. The interest rate swap agreement was considered effective and qualified as a cash flow hedge. On March 19, 2008, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $567,000 ($338,000 net of tax). For the 13 and 26 weeks ended November 27, 2008, the Company reclassified $28,000 ($17,000 net of tax) and $66,000 ($39,000 net of tax), respectively, from other comprehensive loss to interest expense. The remaining loss at November 27, 2008 in other comprehensive loss will be reclassified into earnings as interest expense through April 15, 2013, the remaining life of the original hedge. The Company expects to reclassify approximately $113,000 ($68,000 net of tax) of loss into earnings within the next 12 months.

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

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At November 27, 2008, the Company’s $211,000 of available for sale securities were valued using Level 1 pricing inputs.

Level 2 – The $623,000 liability related to the Company’s interest rate hedge contract was based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At November 27, 2008, none of the Company’s assets or liabilities were valued using Level 3 pricing inputs.

4.	Income Taxes

The Company’s effective income tax rate for the 26 weeks ended November 27, 2008 and November 29, 2007 was 39.2% and 40.6%, respectively. The decrease in the effective rate is primarily due to the decrease in the amount of unrecognized tax benefits resulting from a lapse of the applicable statute of limitations.

5.	Contingency

The Company has approximately five years remaining on a ten and one half-year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $2,304,000 as of November 27, 2008.

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

Following is a summary of business segment information for the 13 and 26 weeks ended November 27, 2008 and November 29, 2007 (in thousands):

13 Weeks Ended November 27, 2008	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$41,695	$45,915	$333	$87,943
Operating income (loss)	5,867	5,095	(2,620)	8,342
Depreciation and amortization	4,098	3,886	164	8,148

13 Weeks Ended November 29, 2007	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$33,285	$49,760	$386	$83,431
Operating income (loss)	4,296	6,833	(2,491)	8,638
Depreciation and amortization	3,709	4,082	168	7,959

26 Weeks Ended November 27, 2008	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$108,592	$99,112	$610	$208,314
Operating income (loss)	22,736	14,615	(5,062)	32,289
Depreciation and amortization	8,328	7,761	330	16,419

26 Weeks Ended November 29, 2007	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$91,182	$103,697	$693	$195,572
Operating income (loss)	19,680	17,066	(4,593)	32,153
Depreciation and amortization	7,462	8,233	346	16,041

THE MARCUS CORPORATION

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

        The following table sets forth revenues, operating income, other income (expense), net earnings and earnings per common share for the comparable second quarter and first half of fiscal 2009 and 2008 (in millions, except for per share and variance percentage data):

	Second Quarter				First Half
			Variance				Variance
	F2009	F2008	Amt.	Pct.	F2009	F2008	Amt.	Pct.
Revenues	$87.9	$83.4	$4.5	5.4%	$208.3	$195.6	$12.7	6.5%
Operating income	8.3	8.6	(0.3)	-3.4%	32.3	32.2	0.1	0.4%
Other income (expense)	(6.8)	(3.7)	(3.1)	-82.7%	(10.4)	(7.5)	(2.9)	-38.6%
Net earnings	$0.9	$2.9	$(2.0)	-69.5%	$13.3	$14.7	$(1.4)	-9.1%
Net earnings per common
share - diluted:	$0.03	$0.10	$(0.07)	-70.0%	$0.45	$0.48	$(0.03)	-6.3%

        Revenues increased in our theatre division during the second quarter and first half of fiscal 2009 compared to the same periods last year, offsetting decreases in revenues from our hotels and resorts division. Our total operating income (earnings before other income/expense and income taxes) decreased slightly during the second quarter and was essentially even through the first half of fiscal 2009 compared to the same periods last year due to reduced operating results from our hotels and resorts division, offsetting significantly improved operating results from our theatre division. The theatre division operating results during both periods in fiscal 2009 were favorably impacted by new screens acquired during the fourth quarter of fiscal 2008 and an overall stronger slate of film product. Our hotels and resorts division reported decreased fiscal 2009 second quarter and first half revenues and operating income compared to the same periods last year due primarily to the impact of reduced occupancy rates resulting from reduced business and consumer spending on travel and leisure due to the current economic environment. Significant unusual investment losses and losses on property, equipment and other assets during the fiscal 2009 second quarter resulted in an overall decrease in our fiscal 2009 second quarter and first half net earnings compared to the same periods last year.

        We recognized investment losses of $2.0 million and $1.7 million during the second quarter and first half of fiscal 2009, respectively, compared to approximately $340,000 and $700,000 of investment income during the same periods last year. The significant decrease in investment income during the fiscal 2009 periods was primarily the result of two unusual investment losses reported during our second quarter. We recognized a $1.4 million pre-tax investment loss on securities held whose decline in fair value we deemed to be other than temporary. Prior to the fiscal 2009 second quarter, losses on these “available for sale” investments had previously been included in “other comprehensive loss” in shareholders’ equity. In addition, we reported an $800,000 pre-tax investment loss during the fiscal 2009 second quarter related to loans to and investments in a former Baymont Inns & Suites joint venture that currently owns real estate that has declined in value because of current commercial real estate market conditions. We have a very limited amount of these types of investments and our exposure to additional losses related to securities and joint ventures is not significant. For the remainder of fiscal 2009, our investment income will likely remain slightly lower than last year’s comparative quarters due to expected reduced interest income from our declining balance of timeshare notes receivable.

        Our interest expense totaled $3.6 million and $7.4 million for the second quarter and first half of fiscal 2009, respectively, compared to $3.8 million and $7.9 million during the same periods last year. The decrease in interest expense during our fiscal 2009 periods was the result of a lower average interest rate, as our total borrowings in fiscal 2009 were actually higher than last year due to our recent theatre acquisition. Our borrowing levels typically increase later in our fiscal year as our operating cash flows decline during our slower operating months. That may result in a slight increase in our interest expense during subsequent quarters of fiscal 2009 compared to the first two quarters of this year, depending upon our capital expenditure levels during this same time period.

        We reported losses on disposition of property, equipment and other assets of $1.1 million and $1.2 million during the fiscal 2009 second quarter and first half, respectively, compared to losses of $163,000 and $107,000 during the same periods last year. During our fiscal 2009 second quarter, we reported a loss of approximately $1.1 million related to an adjustment of prior pro-rated gains recorded on the sale of condominium units at our Platinum Hotel & Spa in Las Vegas, Nevada. With approximately 94% of the units sold, prior gains were recorded on a “percentage of completion” method based upon estimated total proceeds once all 255 units were sold. As a result of the current economic environment and its impact on Las Vegas real estate values, we have lowered our estimated total proceeds which we expect to receive when the remaining 16 units are sold. Our pro-rated gain on sale of the previous units was reduced accordingly. We did not recognize any other significant gains or losses on the disposition of property, equipment and other assets during the second quarters and first halves of fiscal 2009 or 2008. The timing of periodic sales of our property and equipment may vary from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment.

        We reported net equity losses from unconsolidated joint ventures of $15,000 and $99,000 during the second quarter and first half of fiscal 2009, respectively, compared to losses of $69,000 and $138,000 during the same periods of fiscal 2008. Net losses during both years included our share of results from our one remaining operating Baymont 50% joint venture and two hotel joint ventures in which we have a 15% ownership interest. We currently do not expect significant variations in net equity gains or losses from unconsolidated joint ventures during the remaining quarters of fiscal 2009 compared to the same periods last year.

        We reported income tax expense for the second quarter and first half of fiscal 2009 of $670,000 and $8.6 million, respectively, compared to $2.0 million and $10.0 million during the same periods of fiscal 2008. Our fiscal 2009 second quarter and first half effective income tax rates were 42.8% and 39.2%, respectively, compared to our fiscal 2008 second quarter and first half effective rate of 40.4% and 40.6%, respectively. The decrease in our year-to-date effective tax rate was primarily due to a decrease in our liability for unrecognized tax benefits as a result of a lapse of the applicable statute of limitations during the fiscal 2009 first quarter. We currently expect our effective tax rate for the remaining quarters of fiscal 2009 to be closer to 40%. Our actual fiscal 2009 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

Theatres

        The following table sets forth revenues, operating income and operating margin for our theatre division for the second quarter and first half of fiscal 2009 and 2008 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2009	F2008	Amt.	Pct.	F2009	F2008	Amt.	Pct.
Revenues	$41.7	$33.3	$8.4	25.3%	$108.6	$91.2	$17.4	19.1%
Operating income	5.9	4.3	1.6	36.6%	22.7	19.7	3.0	15.5%
Operating margin	14.1%	12.9%			20.9%	21.6%
(% of revenues)

        Consistent with the seasonal nature of the motion picture exhibition industry, the second quarter of our fiscal year is typically the slowest period for our theatre division. Our theatre division recognized increased operating results for our fiscal 2009 second quarter and first half compared to last year’s same periods, primarily due to the incremental results from the seven theatres comprised of 83 screens in Omaha and Lincoln, Nebraska acquired from Douglas Theatre Company (“Douglas”) and related parties during our fiscal 2008 fourth quarter and a strong fiscal 2009 second quarter film slate. Our operating margin during the second quarter of fiscal 2009 increased due to the impact of increased revenues at our comparable theatres and decreased slightly during the fiscal 2009 first half compared to the prior year due to higher fixed costs related to the new theatres.

        The following table breaks down the components of revenues for the theatre division for the second quarter and first half of fiscal 2009 and 2008 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2009	F2008	Amt.	Pct.	F2009	F2008	Amt.	Pct.
Box office receipts	$26.3	$20.9	$5.4	26.0%	$68.8	$57.9	$10.9	18.8%
Concession revenues	13.1	10.3	2.8	27.9%	34.3	28.5	5.8	20.4%
Other revenues	2.3	2.1	0.2	5.3%	5.5	4.8	0.7	15.0%

Total revenues	$41.7	$33.3	$8.4	25.3%	$108.6	$91.2	$17.4	19.1%

        The increase in our box office receipts and concession revenues for the second quarter and first half of fiscal 2009 compared to the same periods last year was primarily due to the impact of the Douglas theatres acquired during our fiscal 2008 fourth quarter and strong second quarter film product. Excluding the Douglas theatres, box office receipts and concession revenues increased 8.6% and 9.2%, respectively. For the first half of fiscal 2009, excluding the Douglas theatres, box office receipts increased 1.8% and concession revenues increased 2.4% compared to the first half of fiscal 2008. A 5.1% and 4.5% increase in our average ticket price for these comparable theatres during the fiscal 2009 second quarter and first half, respectively, compared to the same periods last year, contributed to our increased overall box office receipts. The increases in our average ticket price were attributable primarily to selected price increases and premium pricing for our digital 3D and UltraScreen® attractions. Our average concession revenues per person for the fiscal 2009 second quarter and first half increased 5.8% and 4.9%, respectively, compared to the same periods last year, due primarily to selected price increases and an increase in the variety of food and beverage items offered at selected theatres. Other revenues increased during our fiscal 2009 second quarter and first half due in part to increases in pre-show and lobby advertising income and film booking fees.

        Total theatre attendance increased 20.6% and 14.4%, respectively, during the second quarter and first half of fiscal 2009 compared to the same periods last year. Excluding the Douglas theatres, theatre attendance increased 3.3% during the second quarter and decreased 2.4% for the first half of fiscal 2009 compared to last year’s same periods. Our second quarter and first half attendance was negatively impacted by the lack of the traditionally strong Thanksgiving Day weekend this year, which will be included in our third quarter during fiscal 2009. Movie theatres have historically performed well during difficult economic conditions, as evidenced by the fact that national theatre attendance increased during five of the last seven recessions. A strong slate of films compared to the prior year, particularly during October and November, contributed to this division’s strong performance during the fiscal 2009 second quarter. Virtually all of the fiscal 2009 first half decline in comparable attendance occurred during our first quarter, when the August film slate this year did not perform as well as last year’s August films and television viewership of the Olympics and the Democratic National Convention in August 2009 also negatively impacted our results. Our highest grossing films during the fiscal 2009 second quarter included Madagascar: Escape 2 Africa, Quantum of Solace, High School Musical 3: Senior Year, Eagle Eye and Twilight.

        The inclusion of the Thanksgiving weekend during the fiscal 2009 third quarter will favorably impact our comparisons to last year’s operating results from comparable theatres during the upcoming quarter. Conversely, adverse December weather conditions in our Midwestern markets likely had some negative impact on attendance. Nonetheless, in addition to strong November holdovers, several new films performed quite well during the holiday season, including Four Christmases, Yes Man, Seven Pounds, Bedtime Stories, Marley & Me, The Curious Case of Benjamin Button and Valkyrie. Films scheduled to be released during the remainder of our fiscal 2009 third quarter that may also generate box office interest include Bride Wars, Revolutionary Road, My Bloody Valentine 3D, He’s Just Not That Into You, Pink Panther 2 and Friday the 13th. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

        During the second quarter and first half of fiscal 2009, we continued to execute on several previously described strategies. Our 14 digital 3D screens, installed during our fiscal 2009 first quarter, benefitted during the second quarter from the latest 3D release, Disney’s Bolt, with the 3D presentations of this film outperforming the corresponding 2D versions of the same film. More than a dozen 3D films are currently scheduled for release during calendar 2009. A broader roll-out of digital cinema in our theatres, originally thought likely to begin in calendar 2009, remains tied to the ability of third-party implementers to obtain the necessary financing, which could be difficult in the current credit market. In addition, 23 of our theatres are currently equipped to present alternate programming such as concerts and sporting events through our affiliation with a national digital broadcast network, which included a new and expanded season of The Metropolitan Opera: Live in HD. Our successful ice cream and coffee brands, which were initially rolled out at our flagship Majestic Cinema, were introduced into our theatre in Sturtevant (Racine), Wisconsin during our fiscal 2009 first quarter. Late in our second quarter, we opened a new food court concept named the “Hollywood Café” with pizza, ice cream, coffee and additional menu items at our theatre in Oakdale, Minnesota. We also recently began construction on a Zaffiro’s pizza restaurant that will be connected to an existing theatre in Mequon, Wisconsin.

        We ended the first half of fiscal 2009 with a total of 673 company-owned screens in 55 theatres and 6 managed screens in one theatre compared to 588 company-owned screens in 48 theatres and 6 managed screens in one theatre at the end of the same period last year. We opened a new UltraScreen addition to our 14-screen theatre in Orland Park, Illinois at the end of our fiscal 2009 second quarter and we recently began construction on our circuit’s 13th UltraScreen at our Mequon, Wisconsin theatre, with hopes to open this screen by May 2009.

Hotels and Resorts

        The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the second quarter and first half of fiscal 2009 and 2008 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2009	F2008	Amt.	Pct.	F2009	F2008	Amt.	Pct.
Revenues	$45.9	$49.8	$(3.9)	-7.7%	$99.1	$103.7	$(4.6)	-4.4%
Operating income	5.1	6.8	(1.7)	-25.4%	14.6	17.1	(2.5)	-14.4%
Operating margin	11.1%	13.7%			14.7%	16.5%
(% of revenues)

        Division revenues and operating income decreased during our fiscal 2009 second quarter and first half compared to the prior year same periods. A rapidly deteriorating economic environment, which primarily impacted our properties that rely most heavily on group business during our fiscal 2009 first quarter, began to negatively impact our corporate transient and leisure customer segments during our second quarter. Food and beverage revenues at our hotels declined at a slightly higher pace than room revenues during the fiscal 2009 second quarter compared to the same period last year as customers also reduced the amount they spent during their stay.

        The following table sets forth certain operating statistics for the second quarter and first half of fiscal 2009 and 2008, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	Second Quarter(1)					First Half(1)
			Variance					Variance
	F2009	F2008	Amt.		Pct.	F2009	F2008	Amt.		Pct.
Occupancy pct.	66.3%	71.7%	(5.4	) pts	-7.5%	72.0%	75.1%	(3.1	) pts	-4.1%
ADR	$153.83	$152.77	$1.06		0.7%	$156.39	$155.74	$0.65		0.4%
RevPAR	$102.05	$109.48	$(7.43)		-6.8%	$112.60	$116.96	$(4.36)		-3.7%

(1)	These operating statistics represent averages of our eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

        RevPAR increased at three of our eight company-owned properties during the second quarter of fiscal 2009 compared to the same period last year. Five of our company-owned properties recognized increased RevPAR during the first half of fiscal 2009 compared to the first half of fiscal 2008, with our newest hotels reporting the largest increases. Declines in occupancy at our remaining properties resulted in an overall decrease in RevPAR for the fiscal 2009 second quarter and first half compared to the same periods last year. Our overall ADR increased slightly during the reported periods, but in general the increases were modest, as the current economic environment limited our ability to raise rates.

        Hotel and resort division operating income and operating margins declined during the second quarter and first half of fiscal 2009 compared to the same periods last year due to the aforementioned reduced revenues. Improved operating results from our newest hotels and a favorable comparison to last year at our Chicago Four Points hotel due to a real estate tax adjustment during the fiscal 2008 second quarter partially offset the declines in operating income at the hotels most impacted by the economic downturn.

        The current near-term outlook for the future performance of this division continues to be very uncertain, as we continue to face significant economic headwinds. Historically, hotel revenues have generally tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product (GDP), and the current outlook for calendar 2009 does not look encouraging. Our group business booking pace continues to lag behind last year’s pace, and our ongoing group business is often resulting in less overall revenues than in the past as group sizes shrink and on-site ancillary spending decreases. The corporate transient and leisure customer segments worsened significantly during the fiscal 2009 second quarter. Because the lead time for reservations from these customers is relatively short (often only one to two weeks), our ability to project future occupancies from these customers is very limited. On a positive note, we believe that we benefit from the location of our properties, which tend to be in slightly less volatile markets, so our overall RevPAR declines have generally been slightly less than others in our industry segment. We will continue to monitor the situation and continue to adjust our sales focus and operating costs as needed. Barring a faster economic improvement than is currently forecast, we expect this division to report reduced comparative year-over-year operating results during the remaining quarters of fiscal 2009.

        We have been providing technical development and preopening services to the owners of three previously described hotel projects currently under development. We continue to expect one of these properties, the Venturella Resort & Spa in Orlando, Florida, to open later in fiscal 2009 after completion of a significant renovation. We will manage this hotel upon its scheduled opening. We continue to pursue several new growth opportunities as well, with a focus on expanding our hotel management business. A number of the projects that we are currently exploring may also include small equity investments. Currently, the largest hindrance to new growth in the hotel industry is the lack of available financing. A potentially positive aspect of this circumstance is the likelihood that supply growth may decline in the near term, which can have a favorable impact on owners of existing hotels like us. Credit difficulties for struggling existing hotels may also create acquisition opportunities for well-capitalized companies like ours at some point in the future as well.

FINANCIAL CONDITION

Liquidity and Capital Resources

        Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $114 million of unused credit lines as of the end of our fiscal 2009 second quarter, should be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2009.

        Net cash provided by operating activities increased by $6.6 million during the first half of fiscal 2009 to $35.6 million, compared to $29.0 million during the prior year’s first half. The increase was due primarily to favorable timing in the collection of accounts and notes receivable and the payment of accounts payable.

        Net cash used in investing activities during the fiscal 2009 first half totaled $15.0 million, compared to $6.3 million during the fiscal 2008 first half. The increase in net cash used in investing activities was primarily the result of a $4.6 million increase in capital expenditures and a decrease in cash received that was previously held by intermediaries.

        Capital expenditures totaled $14.6 million during the first half of fiscal 2009 compared to $10.0 million during the prior year’s first half. Fiscal 2009 first half capital expenditures included approximately $10.8 million incurred in our theatre division, including costs associated with a land purchase in Omaha, Nebraska, the UltraScreen opened in Orland Park, Illinois, the digital 3D projectors purchased during the first quarter and the construction of the Hollywood Café at our theatre in Oakdale, Minnesota. Fiscal 2008 first half capital expenditures included approximately $7.1 million incurred in our hotels and resorts division, including costs associated with renovations at our Pfister Hotel.

        Net cash used in financing activities during the first half of fiscal 2009 totaled $23.6 million compared to $24.0 million during the first half of fiscal 2008. Our principal payments on notes payable and long-term debt totaled approximately $23.0 million during the first half of fiscal 2009 compared to approximately $29.4 million during the same period last year. Excess cash during the period was used to reduce our commercial paper borrowings. As a result, new debt of only $4.0 million was required during our fiscal 2009 first half compared to new debt of $18.0 million related to commercial paper borrowings added during the first half of fiscal 2008. Our debt-capitalization ratio was 0.45 at November 27, 2008 compared to 0.47 at our fiscal 2008 year-end.

        During our fiscal 2009 first half, we repurchased only approximately 11,000 of our common shares for approximately $191,000 in conjunction with the exercise of stock options, compared to 445,000 of common shares repurchased for approximately $8.4 million in conjunction with the exercise of stock options and open market purchases during the first half of fiscal 2008. As of November 27, 2008, approximately 2.3 million shares remained available under prior Board of Directors repurchase authorizations. Any additional repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

        We previously indicated that we expected our fiscal 2009 capital expenditures, including potential purchases of interests in joint ventures (but excluding any potential acquisitions) to be in the $60-$80 million range. As the economic environment worsened during our second quarter, we began reviewing our plans with a goal of reducing our overall fiscal 2009 capital expenditures. We believe that maintaining a strong balance sheet should be a primary consideration during this difficult climate. As a result, we currently believe that our fiscal 2009 capital expenditures will now more likely be in the $30-$40 million range. The largest portion of this reduction in planned capital spending is the result of our revising the scope of our planned renovations at the Grand Geneva Resort & Spa and Hilton Milwaukee City Center and breaking the projects into multiple phases that will carry over into the following fiscal year. The actual timing and extent of the implementation of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

        On December 5, 2008, a class action complaint, captioned as Goodman v. Platinum Condominium Development, LLC, was filed in the Eighth Judicial District Court of Nevada for Clark County against Platinum Condominium Development, LLC (“Platinum LLC”), one of our subsidiaries. To date, Platinum LLC has not been served with a summons or a copy of the complaint. The complaint, filed by Adam Goodman, seeks an unspecified amount of damages and alleges violations of federal and Nevada law. The complaint alleges that Platinum LLC made various representations in connection with the sale of condominium units in the Platinum Hotel & Spa development in Las Vegas, Nevada. Platinum LLC denies any wrongdoing and plans to vigorously contest the complaint, if and when it is ever served.

        We are unable to predict the scope or outcome of this matter or quantify its eventual impact, if any, on us. At this time, we are also unable to estimate expenses or possible losses associated with this matter, including whether some or all of such amounts may be covered by insurance.

Item 1A.	Risk Factors

        Risk factors relating to the Company are contained in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 29, 2008. No material change to such risk factors has occurred during the 26 weeks ended November 27, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds; Purchases of Equity Securities by the Issuer

        Through November 27, 2008, our Board of Directors has approved the repurchase of up to 6.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

        The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were made in the open market and pursuant to the publicly announced repurchase authorizations described above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
August 29 - September 28	8,288	$18.87	8,288	2,309,062
September 29 - October 29	675	14.25	675	2,308,387
October 30 - November 27	--	--	--	--

Total	8,963	$18.52	8,963	2,308,387

Item 4.	Submission of Matters to a Vote of Security Holders

        Our 2008 annual meeting of shareholders was held on Tuesday, October 7, 2008 (the “Annual Meeting”). At the Annual Meeting, the following matter was voted on in person or by proxy and approved by our shareholders:

1.	Our shareholders voted to elect Stephen H. Marcus, Diane Marcus Gershowitz, Daniel F. McKeithan, Jr., Allan H. Selig, Timothy E. Hoeksema, Bruce J. Olson, Philip L. Milstein, Bronson J. Haase, James D. Ericson and Gregory S. Marcus to our Board of Directors for one-year terms to expire at our 2009 annual meeting of shareholders and until their successors are duly qualified and elected.

        As of the August 6, 2008 record date for the Annual Meeting, 20,819,975 shares of Common Stock and 8,885,126 shares of Class B Common Stock were outstanding and eligible to vote, with the Common Stock entitled to one vote per share and the Class B Common Stock entitled to ten votes per share. Following are the final votes on the matter presented for shareholder approval at the Annual Meeting:

Election of Directors

	For		Withheld
Name	Votes	Percentage(1)	Votes	Percentage(1)
Stephen H. Marcus	100,205,932	91.37%	4,955,350	4.52%
Diane Marcus Gershowitz	100,202,077	91.37%	4,959,205	4.52%
Daniel F. McKeithan, Jr.	104,224,511	95.03%	936,771	0.85%
Allan H. Selig	97,768,277	89.15%	7,393,005	6.74%
Timothy E. Hoeksema	104,749,826	95.51%	411,456	0.38%
Bruce J. Olson	100,294,521	91.45%	4,866,761	4.44%
Philip L. Milstein	104,753,668	95.52%	407,614	0.37%
Bronson J. Haase	103,998,176	94.83%	1,163,106	1.06%
James D. Ericson	104,752,113	95.51%	409,169	0.37%
Gregory S. Marcus	100,201,639	91.37%	4,959,643	4.52%

(1)	Based on a total of all votes represented by shares of Common Stock and Class B Common Stock actually voted in person or by proxy at the Annual Meeting.

Item 5.	Other Information

(a)	Retirement of Stephen H. Marcus and Promotion of Gregory S. Marcus

        On January 6, 2009, Stephen H. Marcus (“Mr. S. Marcus”) retired from his position as our Chief Executive Officer, effective January 6, 2009. Mr. S. Marcus will retain his position as Chairman of our Board of Directors and will remain actively involved in the business, serving on the Investment Committee and working on the development of our strategic initiatives.

        On January 6, 2009, Gregory S. Marcus (“Mr. G. Marcus”) was elected our Chief Executive Officer to succeed Mr. S. Marcus, effective January 6, 2009. Mr. G. Marcus will retain his position as our President, which he has held since January 2008. Mr. G. Marcus joined the Company in 1992 as Director of Property Management/Corporate Development, where he spent several years acquiring real estate for our operating businesses. He then spent three years in operations, ultimately running our former limited-service lodging business, Baymont Inns & Suites. Mr. G. Marcus was promoted to Senior Vice President – Corporate Development in 1999 and became an executive officer of the Company in July 2005. He was elected to our Board of Directors in October 2005.

        In connection with his retirement from his position as our Chief Executive Officer and his new employment relationship with us, Mr. S. Marcus’ compensation arrangement was revised. His annual base salary was decreased to $350,000 and his annual target incentive bonus percentage was decreased to 30% of his base salary, on a pro rated basis. Previously for fiscal 2009, Mr. S. Marcus’ base salary was $625,000 and his target incentive bonus percentage was 95% of his base salary. Likewise, in connection with his appointment as our Chief Executive Officer, Mr. G. Marcus’ compensation arrangement was revised. His annual base salary was increased to $500,000 and his annual target incentive bonus percentage was increased to 80% of his base salary, on a pro rated basis. Previously for fiscal 2009, Mr. G. Marcus’ base salary was $450,000 and his target incentive bonus percentage was 50% of his base salary. Both of the new compensation arrangements are effective as of January 6, 2009.

Amendment and Restatement of The Marcus Corporation Retirement Income and Supplemental Retirement Plan

        On December 19, 2008, the Compensation Committee of our Board of Directors approved amendments to The Marcus Corporation Retirement Income and Supplemental Retirement Plan (the “Plan”). On January 6, 2009, our Board of Directors ratified the Compensation Committee’s approval of the amendments to the Plan, which were effective as of December 31, 2008. The amendments provide that the retirement benefits to which Mr. S. Marcus is entitled upon his separation from service with the Company will commence effective January 1, 2009 (or as soon as practicable thereafter) and will be calculated as if Mr. S. Marcus terminated his employment with the Company on December 31, 2008. The Plan, as amended and restated, is filed herewith as Exhibit 10.

(b)     On January 6, 2009, our Board of Directors adopted amendments to Sections 2.02 and 2.14 of our By-Laws. The amendments clarify that the exclusive means by which a shareholder may make nominations or submit other business (other than matters brought under Rule 14a-8 under the Securities Exchange Act of 1934) before an annual or special meeting of shareholders is pursuant to the procedures set forth in our By-Laws. The amendments also include additional disclosure requirements for proposing shareholders, including disclosure of the proponent’s ownership interest in the Company, any derivative instruments owned by the proponent, any short positions or other such arrangements involving the proponent, and the proponent’s financial relationship with his or her director nominee. The text of the amendments is filed as herewith as Exhibit 3.1 and the full text of the By-Laws, as amended, is filed herewith as Exhibit 3.2.

Item 6.	Exhibits

3.1	Amendments to the By-Laws of The Marcus Corporation.

3.2	By-Laws of The Marcus Corporation, as amended.

10	The Marcus Corporation Retirement Income and Supplemental Retirement Plan, as amended and restated.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: January 6, 2009	By: /s/ Stephen H. Marcus
Stephen H. Marcus,
Chairman of the Board and Chief Executive Officer
DATE: January 6, 2009	By: /s/ Douglas A. Neis
Douglas A. Neis
Chief Financial Officer and Treasurer

S-1