Form 10-Q
period 2009-02-26
MARCUS CORP
filed 2009-04-07
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2009

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

Yes	X	No	_________

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	__________	Accelerated filer	X
Non-accelerated filer	__________	Smaller reporting company	__________
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	_________	No	X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK OUTSTANDING AT APRIL 3, 2009 – 20,957,362

CLASS B COMMON STOCK OUTSTANDING AT APRIL 3, 2009 – 8,859,535

THE MARCUS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	(Unaudited) February 26, 2009	(Audited) May 29, 2008

ASSETS
Current assets:
Cash and cash equivalents	$11,025	$13,440
Accounts and notes receivable, net of reserves	11,233	16,549
Receivables from joint ventures, net of reserves	1,573	2,321
Refundable income taxes	-	2,438
Deferred income taxes	1,391	1,327
Condominium units held for sale	-	6,947
Other current assets	6,639	6,205

Total current assets	31,861	49,227

Property and equipment:
Land and improvements	85,952	81,107
Buildings and improvements	502,356	496,786
Leasehold improvements	62,928	63,243
Furniture, fixtures and equipment	207,709	204,250
Construction in progress	6,360	1,713

Total property and equipment	865,305	847,099
Less accumulated depreciation and amortization	280,998	259,271

Net property and equipment	584,307	587,828

Other assets:
Investments in joint ventures	1,427	1,659
Goodwill	44,325	44,325
Condominium units	5,912	-
Other	37,358	38,609

Total other assets	89,022	84,593

TOTAL ASSETS	$705,190	$721,648

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	(Unaudited) February 26, 2009	(Audited) May 29, 2008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$229	$227
Accounts payable	17,690	16,956
Income taxes	2,337	-
Taxes other than income taxes	12,430	12,819
Accrued compensation	7,444	6,948
Other accrued liabilities	28,292	23,722
Current maturities of long-term debt	25,239	31,922

Total current liabilities	93,661	92,594

Long-term debt	226,064	252,992

Deferred income taxes	32,647	32,889

Deferred compensation and other	26,496	25,680

Shareholders’ equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	-	-
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,329,978 shares at February 26, 2009 and 22,304,384 shares at May 29, 2008	22,330	22,305
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,859,535 shares at February 26, 2009 and 8,885,129 shares at May 29, 2008	8,860	8,885
Capital in excess of par	47,997	47,337
Retained earnings	273,895	266,276
Accumulated other comprehensive loss	(2,969)	(2,832)

	350,113	341,971
Less cost of Common Stock in treasury (1,457,905 shares at February 26, 2009 and 1,495,204 shares at May 29, 2008)	(23,791)	(24,478)

Total shareholders’ equity	326,322	317,493

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$705,190	$721,648

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings (Unaudited)

	February 26, 2009		February 28, 2008
(in thousands, except per share data)	13 Weeks	39 Weeks	13 Weeks	39 Weeks

Revenues:
Rooms and telephone	$14,195	$66,994	$16,358	$71,280
Theatre admissions	37,565	106,384	29,423	87,361
Theatre concessions	18,292	52,615	14,443	42,946
Food and beverage	11,114	38,048	13,162	42,056
Other revenues	9,845	35,284	12,654	37,969

Total revenues	91,011	299,325	86,040	281,612

Costs and expenses:
Rooms and telephone	7,373	25,165	7,959	25,973
Theatre operations	30,449	86,503	24,681	71,626
Theatre concessions	4,290	12,700	3,473	10,797
Food and beverage	9,346	30,033	10,794	32,571
Advertising and marketing	4,416	15,874	4,593	14,900
Administrative	9,125	28,749	8,953	27,462
Depreciation and amortization	7,916	24,335	7,656	23,697
Rent	1,968	5,835	1,116	3,539
Property taxes	3,651	11,413	3,767	10,895
Preopening expenses	27	43	9	318
Other operating expenses	6,272	20,208	6,782	21,424

Total costs and expenses	84,833	260,858	79,783	243,202

Operating income	6,178	38,467	6,257	38,410

Other income (expense):
Investment income (loss)	195	(1,460)	276	982
Interest expense	(3,455)	(10,893)	(3,566)	(11,502)
Gain (loss) on disposition of property, equipment and other assets	100	(1,072)	155	48
Equity losses from unconsolidated joint ventures	(324)	(423)	(184)	(322)

	(3,484)	(13,848)	(3,319)	(10,794)

Earnings before income taxes	2,694	24,619	2,938	27,616
Income taxes	1,031	9,627	1,153	11,160

Net earnings	$1,663	$14,992	$1,785	$16,456

Net earnings per share – basic:
Common Stock	$0.06	$0.52	$0.06	$0.56
Class B Common Stock	$0.05	$0.47	$0.06	$0.52

Net earnings per share – diluted:
Common Stock	$0.06	$0.50	$0.06	$0.54
Class B Common Stock	$0.05	$0.47	$0.06	$0.51

Dividends per share:
Common Stock	$0.085	$0.255	$0.085	$0.255
Class B Common Stock	$0.077	$0.232	$0.077	$0.232

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	39 Weeks Ended
(in thousands)	February 26, 2009	February 28, 2008

OPERATING ACTIVITIES:
Net earnings	$14,992	$16,456
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures	1,223	322
Gain on disposition of property, equipment and other assets	(34)	(99)
Loss on sale of condominium units	1,106	51
Loss on available for sale securities	1,424	-
Distributions from joint ventures	-	11
Amortization of loss on swap agreement	94	-
Amortization of favorable lease right	250	250
Depreciation and amortization	24,335	23,697
Stock compensation expense	1,035	869
Deferred income taxes	(225)	347
Deferred compensation and other	(267)	1,096
Changes in assets and liabilities:
Accounts and notes receivable	5,800	1,651
Other current assets	(505)	900
Accounts payable	734	(10,428)
Income taxes	4,775	6,317
Taxes other than income taxes	(389)	(18)
Accrued compensation	496	1,294
Other accrued liabilities	4,570	2,831

Total adjustments	44,422	29,091

Net cash provided by operating activities	59,414	45,547

INVESTING ACTIVITIES:
Capital expenditures	(21,027)	(18,436)
Net proceeds from disposals of property, equipment and other assets	551	36
Net proceeds from sale of condominium units	-	409
Net proceeds received from intermediaries	-	4,938
Increase in other assets	(440)	(191)
Cash advanced to joint ventures	(243)	(158)

Net cash used in investing activities	(21,159)	(13,402)

FINANCING ACTIVITIES:
Debt transactions:
Net proceeds from issuance of notes payable and long-term debt	12,002	18,695
Principal payments on notes payable and long-term debt	(45,611)	(32,468)
Equity transactions:
Treasury stock transactions, except for stock options	(97)	(14,101)
Exercise of stock options	408	696
Dividends paid	(7,372)	(7,482)

Net cash used in financing activities	(40,670)	(34,660)

Net decrease in cash and cash equivalents	(2,415)	(2,515)
Cash and cash equivalents at beginning of period	13,440	12,018

Cash and cash equivalents at end of period	$11,025	$9,503

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE 13 AND 39 WEEKS ENDED FEBRUARY 26, 2009

(Unaudited)

1.	General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 29, 2008, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the 13 and 39 weeks ended February 26, 2009 and February 28, 2008 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the unaudited interim financial information at February 26, 2009, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods.

Comprehensive Income – Total comprehensive income for the 13 and 39 weeks ended February 26, 2009 was $1,603,000 and $14,855,000, respectively. Total comprehensive income for the 13 and 39 weeks ended February 28, 2008 was $1,313,000 and $15,684,000, respectively.

Accumulated other comprehensive income (loss) consists of the following, all presented net of tax:

	February 26, 2009	May 29, 2008
	(in thousands)
Unrealized gain (loss) on available for sale investments	$121	$(341)
Unrecognized loss on terminated interest rate swap agreement	(279)	(335)
Unrealized gain (loss) on interest rate swap agreement	(514)	141
Net actuarial loss	(2,297)	(2,297)

	$(2,969)	$(2,832)

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended February 26, 2009	13 Weeks Ended February 28, 2008	39 Weeks Ended February 26, 2009	39 Weeks Ended February 28, 2008
	(in thousands, except per share data)
Numerator:
Net earnings	$1,663	$1,785	$14,992	$16,456

Denominator:
Denominator for basic EPS	29,653	29,677	29,641	30,076
Effect of dilutive employee stock options and non-vested stock	121	146	168	296

Denominator for diluted EPS	29,774	29,823	29,809	30,372

Earnings per share – basic
Common Stock	$0.06	$0.06	$0.52	$0.56
Class B Common Stock	$0.05	$0.06	$0.47	$0.52
Earnings per share – diluted:
Common Stock	$0.06	$0.06	$0.50	$0.54
Class B Common Stock	$0.05	$0.06	$0.47	$0.51

Investments – Available for sale securities are stated at fair market value, with unrealized gains and losses reported as a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method. Realized gains and losses and declines in value judged to be other-than-temporary are included in investment income (loss). The Company evaluates securities for other-than-temporary impairment on a periodic basis and principally considers the type of security, the severity of the decline in fair value and the duration of the decline in fair value in determining whether a security’s decline in fair value is other-than-temporary. During the 39 weeks ended February 26, 2009, the Company recognized a $1,424,000 other-than-temporary investment loss on securities whose market value was substantially below cost.

Goodwill – The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company’s implied market capitalization as of February 26, 2009 (based on total outstanding shares and stock price as of February 26, 2009) was lower than the Company’s book value as of that date, which, under some circumstances, can be an indicator of impairment. As a result, the Company performed an impairment assessment as of February 26, 2009 and deemed that no impairment indicators were present.

The Company reached this conclusion due to the fact that the Company’s goodwill relates entirely to its Theatres segment. While the Company’s stock price has been affected by the weakening economic environment, particularly as it relates to its Hotels and Resorts segment, the Theatre segment has not been negatively impacted by the current macroeconomic conditions and has continued to generate significant cash flow from their operations. The Company believes that there is a reasonable basis to conclude that the estimated fair value of the Theatre segment, based upon comparable transactional history and current market valuations for other Theatre companies, exceeds the Company’s implied market capitalization for that segment at February 26, 2009.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended February 26, 2009	13 Weeks Ended February 28, 2008	39 Weeks Ended February 26, 2009	39 Weeks Ended February 28, 2008
	(in thousands)
Service Cost	$130	$121	$390	$364
Interest Cost	310	256	932	768
Net amortization of prior service cost, transition obligation and actuarial loss	29	18	86	52

Net periodic pension cost	$469	$395	$1,408	$1,184

2.	Derivatives and Hedging Activities

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into an interest rate swap agreement on February 1, 2008 covering $25,170,000 of floating rate debt, which expires February 1, 2011, and requires the Company to pay interest at a defined rate of 3.24% while receiving interest at a defined variable rate of one-month LIBOR (0.50% at February 26, 2009). The swap was entered into to manage the Company’s interest rate risk associated with the variable interest rate debt. Per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company must recognize derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains or losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the 13 and 39 weeks ended February 26, 2009, the interest rate swap was considered effective and had no effect on earnings. The decrease in fair value of the interest rate swap (the unrealized loss) of $223,000 ($134,000 net of tax) and $1,083,000 ($655,000 net of tax), is included in accumulated other comprehensive loss for the 13 and 39 weeks ended February 26, 2009, respectively. The Company does not expect the interest rate swap to have any effect on earnings within the next 12 months.

As of February 26, 2009 and May 29, 2008, the notional amount of the Company’s swap was $25,170,000. The fair value of the swap as of February 26, 2009 was a liability of $846,000 and was included in other long-term liabilities. As of May 29, 2008, the fair value of the swap was $237,000 and was included in other long-term assets.

On February 29, 2008, the Company also entered into an interest rate swap agreement covering $25,000,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.49% while receiving interest at a defined variable rate of three-month LIBOR. The interest rate swap agreement was considered effective and qualified as a cash flow hedge. On March 19, 2008, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $567,000 ($338,000 net of tax). For the 13 and 39 weeks ended February 26, 2009, the Company reclassified $28,000 ($17,000 net of tax) and $94,000 ($56,000 net of tax), respectively, from other comprehensive loss to interest expense. The remaining loss at February 26, 2009 in other comprehensive loss will be reclassified into earnings as interest expense through April 15, 2013, the remaining life of the original hedge. The Company expects to reclassify approximately $113,000 ($68,000 net of tax) of loss into earnings within the next 12 months.

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

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At February 26, 2009, the Company’s $305,000 of available for sale securities were valued using Level 1 pricing inputs.

Level 2 – The $846,000 liability related to the Company’s interest rate hedge contract was based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At February 26, 2009, none of the Company’s assets or liabilities were valued using Level 3 pricing inputs.

4.	Income Taxes

The Company’s effective income tax rate for the 39 weeks ended February 26, 2009 and February 28, 2008 was 39.1% and 40.4%, respectively. The decrease in the effective rate is primarily due to the decrease in the amount of unrecognized tax benefits resulting from a lapse of the applicable statute of limitations.

5.	Contingency

The Company has approximately four and one half years remaining on a ten and one half-year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $2,196,000 as of February 26, 2009.

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

Following is a summary of business segment information for the 13 and 39 weeks ended February 26, 2009 and February 28, 2008 (in thousands):

13 Weeks Ended February 26, 2009	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$57,896	$32,836	$279	$91,011
Operating income (loss)	12,691	(3,832)	(2,681)	6,178
Depreciation and amortization	4,092	3,660	164	7,916

13 Weeks Ended February 28, 2008	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$46,116	$39,554	$370	$86,040
Operating income (loss)	8,852	(347)	(2,248)	6,257
Depreciation and amortization	3,754	3,736	166	7,656

39 Weeks Ended February 26, 2009	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$166,488	$131,948	$889	$299,325
Operating income (loss)	35,427	10,783	(7,743)	38,467
Depreciation and amortization	12,420	11,421	494	24,335

39 Weeks Ended February 28, 2008	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$137,298	$143,251	$1,063	$281,612
Operating income (loss)	28,532	16,719	(6,841)	38,410
Depreciation and amortization	11,216	11,969	512	23,697

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

The following table sets forth revenues, operating income, other income (expense), net earnings and earnings per common share for the comparable third quarter and first three quarters of fiscal 2009 and 2008 (in millions, except for per share and variance percentage data):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2009	F2008	Amt.	Pct.	F2009	F2008	Amt.	Pct.
Revenues	$91.0	$86.0	$5.0	5.8%	$299.3	$281.6	$17.7	6.3%
Operating income	6.2	6.3	(0.1)	-1.3%	38.5	38.4	0.1	0.1%
Other income (expense)	(3.5)	(3.3)	(0.2)	-5.0%	(13.8)	(10.8)	(3.0)	-28.3%
Net earnings	$1.7	$1.8	$(0.1)	-6.8%	$15.0	$16.5	$(1.5)	-8.9%
Net earnings per common share - diluted:	$0.06	$0.06	$-	-%	$0.50	$0.54	$(0.04)	-7.4%

Revenues increased in our theatre division during the third quarter and first three quarters of fiscal 2009 compared to the same periods last year, offsetting decreases in revenues from our hotels and resorts division. Our total operating income (earnings before other income/expense and income taxes) decreased slightly during the third quarter but increased slightly through the first three quarters of fiscal 2009 compared to the same periods last year, with significantly improved operating results from our theatre division offset by reduced operating results from our hotels and resorts division. The theatre division operating results during both periods in fiscal 2009 were favorably impacted by new screens acquired during the fourth quarter of fiscal 2008 and an overall stronger slate of film product. Our hotels and resorts division reported decreased fiscal 2009 third quarter and first three quarters revenues and operating income compared to the same periods last year due primarily to the impact of reduced occupancy rates resulting from reduced business and consumer spending on travel and leisure due to the current economic environment. Fiscal 2009 third quarter net earnings and net earnings per share were essentially even with last year, but significant unusual investment losses and losses on property, equipment and other assets during our previously reported fiscal 2009 second quarter (described below) resulted in an overall decrease in our fiscal 2009 first three quarters net earnings compared to the same period last year.

We recognized investment income (losses) of approximately $195,000 and $(1.5) million during the third quarter and first three quarters of fiscal 2009, respectively, compared to $276,000 and $982,000 of investment income during the same periods last year. The slight decline in investment income during our fiscal 2009 third quarter compared to the same period last year was the result of reduced interest rates on short-term investments and reduced interest income from our declining balance of timeshare notes receivable. The significant year-to-date decrease in investment income during fiscal 2009 was primarily the result of two unusual investment losses reported during our second quarter. Last quarter, we recognized a $1.4 million pre-tax investment loss on securities held whose decline in fair value we deemed to be other than temporary. Prior to the fiscal 2009 second quarter, losses on these “available for sale” investments had previously been included in “other comprehensive loss” in shareholders’ equity. In addition, we reported an $800,000 pre-tax investment loss during our fiscal 2009 second quarter related to a former Baymont Inns & Suites joint venture that currently owns real estate that has declined in value because of current commercial real estate market conditions. We have a very limited amount of these types of investments and our exposure to additional losses related to securities and joint ventures is not significant. During the fourth quarter of fiscal 2009, our investment income will likely remain slightly lower than last year’s comparative quarter.

Our interest expense totaled $3.5 million and $10.9 million for the third quarter and first three quarters of fiscal 2009, respectively, compared to $3.6 million and $11.5 million during the same periods last year. The decrease in interest expense during our fiscal 2009 periods was the result of a lower average interest rate, as our total borrowings in fiscal 2009 were actually slightly higher than last year. We currently do not expect our fiscal 2009 fourth quarter interest expense to vary significantly compared to the same period last year.

We reported gains (losses) on disposition of property, equipment and other assets of $100,000 and $(1.1) million during the fiscal 2009 third quarter and first three quarters, respectively, compared to gains of $155,000 and $48,000 during the same periods last year. During our previously reported fiscal 2009 second quarter, we incurred a loss of approximately $1.1 million related to an adjustment of prior pro-rated gains recorded on the sale of condominium units at our Platinum Hotel & Spa in Las Vegas, Nevada. With approximately 94% of the units sold, prior gains were recorded on a “percentage of completion” method based upon estimated total proceeds once all 255 units were sold. As a result of the current economic environment and its impact on Las Vegas real estate values, last quarter we lowered our estimated total proceeds which we expect to receive when the remaining 16 units are sold. Our pro-rated gain on sale of the previous units was reduced accordingly. We did not recognize any other significant gains or losses on the disposition of property, equipment and other assets during the third quarters and first three quarters of fiscal 2009 or 2008. The timing of periodic sales of our property and equipment may vary from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment.

We reported net equity losses from unconsolidated joint ventures of $324,000 and $423,000 during the third quarter and first three quarters of fiscal 2009, respectively, compared to losses of $184,000 and $322,000 during the same periods of fiscal 2008. Net losses during both years included our share of results from our one remaining operating Baymont 50% joint venture and two hotel joint ventures in which we have a 15% ownership interest. The slightly increased net losses were due to the challenging current environment for hotel operations and, as a result, we expect net equity losses from unconsolidated joint ventures to likely continue to increase slightly during the fourth quarter of fiscal 2009 compared to the same period last year.

We reported income tax expense for the third quarter and first three quarters of fiscal 2009 of $1.0 million and $9.6 million, respectively, compared to $1.2 million and $11.2 million during the same periods of fiscal 2008. Our fiscal 2009 third quarter and first three quarters effective income tax rates were 38.3% and 39.1%, respectively, compared to our fiscal 2008 third quarter and first three quarters effective rate of 39.2% and 40.4%. The decrease in our year-to-date effective tax rate was primarily due to a decrease in our liability for unrecognized tax benefits as a result of a lapse of the applicable statute of limitations during the fiscal 2009 first quarter. Our actual fiscal 2009 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the third quarter and first three quarters of fiscal 2009 and 2008 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2009	F2008	Amt.	Pct.	F2009	F2008	Amt.	Pct.
Revenues	$57.9	$46.1	$11.8	25.5%	$166.5	$137.3	$29.2	21.3%
Operating income	12.7	8.9	3.8	43.4%	35.4	28.5	6.9	24.2%
Operating margin (% of revenues)	21.9%	19.2%			21.3%	20.8%

Consistent with the seasonal nature of the motion picture exhibition industry, our fiscal third quarter is typically one of the strongest periods for our theatre division due to the traditionally strong holiday season. Our theatre division recognized increased operating results for our fiscal 2009 third quarter and first three quarters compared to last year’s same periods, primarily due to the incremental results from the seven theatres comprised of 83 screens in Omaha and Lincoln, Nebraska acquired from Douglas Theatre Company (“Douglas”) and related parties during our fiscal 2008 fourth quarter and a strong slate of films during the fiscal 2009 third quarter. Our operating margin increased during both the third quarter and first three quarters of fiscal 2009 due primarily to the impact of increased revenues at our comparable theatres.

The following table breaks down the components of revenues for the theatre division for the third quarter and first three quarters of fiscal 2009 and 2008 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2009	F2008	Amt.	Pct.	F2009	F2008	Amt.	Pct.
Box office receipts	$37.6	$29.4	$8.2	27.7%	$106.4	$87.4	$19.0	21.8%
Concession revenues	18.3	14.4	3.9	26.6%	52.6	42.9	9.7	22.5%
Other revenues	2.0	2.3	(0.3)	-9.4%	7.5	7.0	0.5	7.1%

Total revenues	$57.9	$46.1	$11.8	25.5%	$166.5	$137.3	$29.2	21.3%

The increase in our box office receipts and concession revenues for the third quarter and first three quarters of fiscal 2009 compared to the same periods last year was primarily due to the impact of the Douglas theatres acquired during our fiscal 2008 fourth quarter and strong third quarter film product. Excluding the Douglas theatres, fiscal 2009 third quarter box office receipts and concession revenues increased 10.1% and 8.0%, respectively, compared to the same quarter last year. For the first three quarters of fiscal 2009, excluding the Douglas theatres, box office receipts increased 4.7% and concession revenues increased 4.3% compared to the first three quarters of fiscal 2008. A 4.7% and 4.6% increase in our average ticket price for these comparable theatres during the fiscal 2009 third quarter and first three quarters, respectively, compared to the same periods last year, contributed to our increased overall box office receipts. The increases in our average ticket price were attributable primarily to selected price increases and premium pricing for our digital 3D and UltraScreen® attractions. Our average concession revenues per person for the fiscal 2009 third quarter and first three quarters increased 2.7% and 4.1%, respectively, compared to the same periods last year, due primarily to selected price increases and an increase in the variety of food and beverage items offered at select theatres. The slightly lower increase in average concession revenues per person during our fiscal 2009 third quarter compared to our year-to-date trend was due to the fact that the top performing films during the quarter were more adult-orientated and these types of films typically do not produce as much concession revenue per person compared to films that appeal to younger audiences. Other revenues decreased slightly during our fiscal 2009 third quarter but remain higher than last year-to-date due in part to increases in pre-show and lobby advertising income and film booking fees.

Total theatre attendance increased 22.9% and 17.2%, respectively, during the third quarter and first three quarters of fiscal 2009 compared to the same periods last year. Excluding the Douglas theatres, theatre attendance increased 5.2% during the third quarter and 0.2% for the first three quarters of fiscal 2009 compared to last year’s same periods. Movie theatres have historically performed well during difficult economic conditions, as evidenced by the fact that national theatre attendance increased during five of the last seven recessions. An unusually large quantity of good performing films compared to the prior year, particularly during January and February, contributed to our theatre division’s strong performance during the fiscal 2009 third quarter. The three highest grossing films during last year’s same quarter (National Treasure: Book of Secrets, Alvin and the Chipmunks, I am Legend) all contributed greater revenues to our theatre division than the top film this quarter, but this year we had 12 films contribute at least $1 million of box office receipts during the fiscal 2009 third quarter compared to only six such films during the same quarter last year. Our highest grossing films during the fiscal 2009 third quarter included Marley and Me, Gran Torino, Paul Blart: Mall Cop, Four Christmases and Bedtime Stories. In addition, critically-acclaimed films such as The Curious Case of Benjamin Button and Slumdog Millionaire, had longer-than-average runs (weeks shown in our theatres) and contributed to this quarter’s success.

We completed the acquisition of the seven Douglas theatres on April 3, 2008. Accordingly, after April 3, 2009, all quarterly and year-to-date financial results compared will reflect a more comparable number of screens.

Our fiscal 2009 fourth quarter appears to also have a solid line-up of films. The traditionally stronger Easter holiday week is three weeks later than last year, so Hollywood has adjusted its film release schedule to reflect this circumstance, delaying the release of several films that will likely appeal to a younger audience. To date, several new films have performed quite well, including Watchmen, Monsters vs. Aliens (which was released in both 2D and 3D), and Fast & Furious 4. Films scheduled to be released during the remainder of our fiscal 2009 fourth quarter that are also expected to generate significant box office interest include The Hannah Montana Movie, X-Men Origins: Wolverine, Star Trek, Angels and Demons, Terminator Salvation and Night at the Museum: Battle of the Smithsonian. The extended outlook for film product looks promising as well, with summer pictures such as Pixar’s latest film Up (3D), Land of the Lost, Transformers 2: Revenge of the Fallen, Ice Age: Dawn of the Dinosaurs (3D), Public Enemies and Harry Potter and the Half-Blood Prince all scheduled for release prior to the date for release of our fiscal 2009 fourth quarter and year-end results. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

During the third quarter and first three quarters of fiscal 2009, we continued to execute on several previously described strategies. Our 14 digital 3D screens, installed during our fiscal 2009 first quarter, benefitted during the third quarter from the latest 3D releases, My Bloody Valentine 3D and Coraline, both of which performed well. As a result of the strong performance of these 3D films and due to the fact that more than a dozen 3D films are currently scheduled for release during both calendar 2009 and 2010, we recently made an additional commitment to this technology by installing another 13 digital 3D systems in our theatres prior to the recent release of Monsters vs. Aliens. We now have digital 3D capability in over 50% of our first-run theatres and over 90% of the communities we serve are now within 30 minutes of a Marcus digital 3D installation. A broader roll-out of digital cinema in our theatres, originally thought likely to begin in calendar 2009, remains tied to the ability of third-party implementers to obtain the necessary financing, which may be difficult in the current credit markets.

We also continue to expand our food and beverage offerings in our theatres. Our theatre in Oakdale, Minnesota benefitted during our fiscal 2009 third quarter by the late second quarter opening of a new food court concept named the “Hollywood Café,” serving items such as pizza, ice cream, coffee and hamburgers. We also are nearing completion of a major renovation of our theatre in Mequon, Wisconsin that will feature an expanded concession area serving many of these same food and beverage items, a full-service Zaffiro’s pizza restaurant and a cocktail lounge. Our Mequon theatre renovation also includes our circuit’s 13th UltraScreen, as well as remodeled auditoriums that will provide a certain amount of reserved seating capability.

We ended the first three quarters of fiscal 2009 with a total of 669 company-owned screens in 54 theatres and 6 managed screens in one theatre compared to 589 company-owned screens in 48 theatres and 6 managed screens in one theatre at the end of the same period last year. We closed one theatre with four screens in Madison, Wisconsin during our fiscal 2009 third quarter. We hope to open the aforementioned UltraScreen addition at our Mequon, Wisconsin theatre in May 2009, but our total screen count at that location will not change, as we are eliminating one existing screen in order to create room for the previously described pizza restaurant.

Hotels and Resorts

The following table sets forth revenues, operating income (loss) and operating margin for our hotels and resorts division for the third quarter and first three quarters of fiscal 2009 and 2008 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2009	F2008	Amt.	Pct.	F2009	F2008	Amt.	Pct.
Revenues	$32.8	$39.6	$(6.8)	-17.0%	$131.9	$143.3	$(11.4)	-7.9%
Operating income (loss)	(3.8)	(0.3)	(3.5)	-1004.3%	10.8	16.7	(5.9)	-35.5%
Operating margin (% of revenues)	-11.7%	-0.9%			8.2%	11.7%

Our fiscal third quarter is typically the weakest period for our hotels and resorts division due to the traditionally reduced level of travel at our predominantly Midwestern portfolio of owned properties. Division revenues and operating income decreased during our fiscal 2009 third quarter and first three quarters compared to the prior year same periods. The current recessionary environment has negatively impacted all customer segments – group business, corporate transient and leisure. Food and beverage revenues at our hotels have declined at a slightly higher pace than room revenues as customers also have reduced the amount they spend during their stay. Comparisons to last year’s revenues and operating income were negatively impacted by the fact that during last year’s third quarter, we received a $900,000 development fee related to a hotel project for another owner to whom we provided assistance.

The following table sets forth certain operating statistics for the third quarter and first three quarters of fiscal 2009 and 2008, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	Third Quarter(1)					First Three Quarters(1)
			Variance					Variance
	F2009	F2008	Amt.		Pct.	F2009	F2008	Amt.		Pct.
Occupancy pct.	47.7%	54.0%	(6.3	) pts	-11.7%	63.9%	68.1%	(4.2	) pts	-6.2%
ADR	$124.65	$127.25	$(2.60)		-2.0%	$148.49	$148.21	$0.28		0.2%
RevPAR	$59.47	$68.72	$(9.25)		-13.5%	$94.89	$100.88	$(5.99)		-5.9%

(1)

These operating statistics represent averages of our eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR decreased at seven of our eight company-owned properties during the third quarter of fiscal 2009 compared to the same period last year. Year-to-date, only two of our company-owned properties recognized increased RevPAR compared to the first three quarters of fiscal 2008, although three additional hotels have had year-to-date RevPAR declines of less than 2%. In general, properties with a greater reliance on group business have seen the largest declines year-to-date. According to information available to us from Smith Travel Research, our RevPAR declines during our fiscal 2009 third quarter and first three quarters have not been quite as great as those reported nationally for the upper upscale segment of the industry in which the majority of our properties operate.

Hotel and resort division operating income and operating margins declined during the third quarter and first three quarters of fiscal 2009 compared to the same periods last year due to the aforementioned reduced revenues. Improved operating results from our newest hotel in Oklahoma City and a favorable comparison to last year at our Chicago Four Points hotel due to a real estate tax adjustment during the fiscal 2008 second quarter have only partially offset the significant declines in operating income at our hotels most impacted by the economic downturn. We have implemented numerous strategies to reduce costs during this difficult period in the hotel industry. Excluding the previously mentioned non-comparable development fee reported in last year’s third quarter, our cost containment measures resulted in less than 40% of our overall third quarter revenue decline flowing through to our operating income – a flow-through percentage that generally compares favorably with others in our industry.

The current near-term outlook for the future performance of this division continues to be very uncertain, as we continue to face significant economic headwinds. As we have noted previously, hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product (GDP), and the current outlook for calendar 2009 does not look encouraging. The industry in general has also faced unusual difficulties produced by the pressure of government officials speaking out against conferences and incentive trips that help to drive lodging industry revenues and provide a multitude of jobs in the sector.

Our group business booking pace continues to lag behind last year’s pace, and our ongoing group business is often resulting in less overall revenues than in the past as group sizes shrink and on-site ancillary spending decreases. The corporate transient and leisure customer segments worsened during the fiscal 2009 third quarter and generally have not improved early in our fiscal fourth quarter. Because the lead time for reservations from these customers is relatively short (often only one to two weeks), our ability to project future occupancies from these customers is very limited. We reported very good operating results during our fiscal 2008 fourth quarter, so we will have difficult comparisons to last year’s fourth quarter results. Our current expectation is that we will likely report a greater overall RevPAR decline during the upcoming quarter compared to what we reported during the most recent third quarter.

On a positive note, as evidenced by the Smith Travel Research comparisons referred to earlier, we believe that we benefit from the location of our properties, which tend to be in slightly less volatile markets, so our overall RevPAR declines have generally been slightly less than those reported by others in our industry segment. We believe this environment may provide us with an opportunity to gain market share. Data from Smith Travel Research confirms that we have succeeded at expanding our market share at the majority of our properties. In addition, the booking pace for the historically stronger summer and fall seasons (our fiscal first and second quarters), while still down compared to last year, seems to indicate that we may begin to see a moderation of the RevPAR declines during fiscal 2010. We will continue to monitor the situation and continue to adjust our sales focus and operating costs as needed.

We recently began major renovations at our two largest properties, the Grand Geneva and the Hilton Milwaukee City Center, that, when completed later in fiscal 2010, are expected to result in total capital expenditures of approximately $30 million. The first phase of these renovations, which will focus primarily on room renovations at both properties as well as spa and outdoor pool upgrades at the Grand Geneva, are expected to be completed by early summer in time for our busiest seasons of the year. We believe that proceeding with these projects now, at a time when occupancies are lower and thus the renovations are less disruptive, will put these two important properties in a position to capitalize when macroeconomic conditions improve.

We have been providing technical development and preopening services to the owners of three previously described hotel projects currently under development. Although construction delays have impacted one of these properties, the Venturella Resort & Spa in Orlando, Florida, we continue to expect this hotel to open later in calendar 2009 after completion of a significant renovation. We will manage this hotel upon its scheduled opening. The other two projects are currently on hold pending resolution of financing issues by their developers. We continue to pursue several new growth opportunities as well, with a focus on expanding our hotel management business. A number of the projects that we are currently exploring may also include small equity investments. As evidenced by the two projects referred to earlier, currently the largest hindrance to new growth in the hotel industry is the lack of available financing. A potentially positive aspect of this circumstance is the likelihood that supply growth will likely decline in the near term, which may have a favorable impact on owners of existing hotels like us. Credit difficulties for struggling existing hotels may also create acquisition opportunities for well-capitalized companies like ours at some point in the future.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $129 million of unused credit lines as of the end of our fiscal 2009 third quarter, should be adequate to support the near-term anticipated ongoing operational liquidity needs of our businesses.

Our revolving credit agreement has four years remaining at very favorable terms. The majority of our long-term debt consists of senior notes with limited annual maturities - $22.8 million in our fiscal 2009 fourth quarter and $14.2 million in both fiscal 2010 and 2011. We are also in a very good position with our two primary financial covenants – a debt-to-capitalization ratio and a fixed charge coverage ratio.

Net cash provided by operating activities increased by $13.9 million during the first three quarters of fiscal 2009 to $59.4 million, compared to $45.5 million during the prior year’s first three quarters. The increase was due primarily to favorable timing in the collection of accounts and notes receivable and the payment of accounts payable.

Net cash used in investing activities during the fiscal 2009 first three quarters totaled $21.2 million, compared to $13.4 million during the fiscal 2008 first three quarters. The increase in net cash used in investing activities was primarily the result of a $2.6 million increase in capital expenditures and a $4.9 million decrease in cash received that was previously held by intermediaries.

Capital expenditures totaled $21.0 million during the first three quarters of fiscal 2009 compared to $18.4 million during the prior year’s first three quarters. Fiscal 2009 first three quarters capital expenditures included approximately $14.5 million incurred in our theatre division, including costs associated with a land purchase in Omaha, Nebraska, the UltraScreen opened in Orland Park, Illinois, the digital 3D projectors purchased during the first quarter, the construction of the Hollywood Café at our theatre in Oakdale, Minnesota, and the current renovation (including restaurant and UltraScreen addition) at our North Shore Cinema in Mequon, Wisconsin. The majority of the remaining dollars were spent in our hotels and resorts division and related to general maintenance and initial expenditures on our two previously described renovations at the Grand Geneva and Hilton Milwaukee. Fiscal 2008 first three quarters capital expenditures included approximately $12.0 million incurred in our hotels and resorts division, including costs associated with renovations at our Pfister Hotel.

We currently expect our total fiscal 2009 capital expenditures to be approximately $40 million. The actual amount expended could vary, depending upon the timing of the expenditures related to the previously described three major renovation projects currently underway in our two divisions. The actual timing and extent of the implementation of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.

Net cash used in financing activities during the first three quarters of fiscal 2009 totaled $40.7 million compared to $34.7 million during the first three quarters of fiscal 2008. Our principal payments on notes payable and long-term debt totaled approximately $45.6 million during the first three quarters of fiscal 2009 compared to approximately $32.5 million during the same period last year, accounting for the majority of the overall increase in net cash used in financing activities. Excess cash during the period was used to reduce our commercial paper borrowings. As a result, new debt of only $12.0 million was required during our fiscal 2009 first three quarters compared to new debt of $18.7 million related to commercial paper borrowings added during the first three quarters of fiscal 2008. Our debt-to-capitalization ratio was 0.44 at February 26, 2009 compared to 0.47 at our fiscal 2008 year-end.

During our fiscal 2009 first three quarters, we repurchased only approximately 16,000 of our common shares for approximately $274,000 in conjunction with the exercise of stock options, compared to 828,000 of common shares repurchased for approximately $14.3 million in conjunction with the exercise of stock options and open market purchases during the first three quarters of fiscal 2008. As of February 26, 2009, approximately 2.3 million shares remained available under prior Board of Directors repurchase authorizations. Any additional repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have not experienced any material changes in our market risk exposures presented in our Annual Report on Form 10-K for the year ended May 29, 2008.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments relating to the Goodman v. Platinum Condominium Development, LLC complaint, which we reported in our Quarterly Report on Form 10-Q for the period ended November 27, 2008.

On March 20, 2009, a complaint, captioned as Ion Baroi, Craig Wasserman, Mark Schechter v. Platinum Condominium Development, LLC and Marcus LLC, was filed in the District Court of Nevada for Clark County against Platinum Condominium Development, LLC (“Platinum LLC”), one of our subsidiaries, and Marcus LLC. That complaint, served on March 27, 2009, seeks an unspecified amount of damages and alleges violations by one or more of our subsidiaries of certain Nevada laws regarding the sale of condominium units in the Platinum Hotel & Spa development in Las Vegas, Nevada. Platinum LLC denies any wrongdoing and plans to vigorously contest the complaint.

At this time, we are unable to predict the scope or outcome of this matter or quantify its eventual impact, if any, on us. We are also unable to estimate expenses or possible losses associated with this matter, including whether some or all of such amounts may be covered by insurance.

Item 1A.	Risk Factors

Risk factors relating to the Company are contained in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 29, 2008. No material change to such risk factors has occurred during the thirty-nine weeks ended February 26, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Through February 26, 2009, our Board of Directors has approved the repurchase of up to 6.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock plans or other general corporate purposes. These authorizations do not have an expiration date.

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were made in the open market and pursuant to the publicly announced repurchase authorization described above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
November 28 – December 27	-	$ -	-	2,308,387
December 28 – January 27	5,106	16.23	5,106	2,303,281
January 28 – February 26	-	-	-	2,303,281

Total	5,106	$16.23	5,106	2,303,281

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: April 7, 2009	By:	/s/ Gregory S. Marcus
Gregory S. Marcus President and Chief Executive Officer

DATE: April 7, 2009	By:	/s/ Douglas A. Neis
Douglas A. Neis Chief Financial Officer and Treasurer

S-1