Form 10-K
period 2009-05-28
MARCUS CORP
filed 2009-08-11
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 28, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-12604

THE MARCUS CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-1139844
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
100 East Wisconsin Avenue, Suite 1900
Milwaukee, Wisconsin	53202-4125
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 905-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $1.00 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No	X

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes	X	No

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (Registrant is not yet required to provide financial disclosure in an Interactive Date File format.)

Yes	No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

        The aggregate market value of the registrant’s common equity held by non-affiliates as of November 27, 2008 was approximately $251,000,000. This value includes all shares of the registrant’s common stock, except for treasury shares and shares beneficially owned by the registrant’s directors and executive officers listed in Part I below.

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding at August 6, 2009 – 20,996,608 Class B common stock outstanding at August 6, 2009 – 8,856,671

        Portions of the registrant’s definitive Proxy Statement for its 2009 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year, will be incorporated by reference into Part III to the extent indicated therein upon such filing.

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

        As of May 28, 2009, our theatre operations included 53 movie theatres with 663 screens throughout Wisconsin, Ohio, Illinois, Minnesota, North Dakota, Nebraska and Iowa, including one movie theatre with 6 screens in Wisconsin owned by a third party but managed by us. We also operate a family entertainment center, Funset Boulevard, that is adjacent to one of our theatres in Appleton, Wisconsin. We are currently the 7th largest theatre circuit in the United States.

        As of May 28, 2009, our hotels and resorts operations included 8 owned and operated hotels and resorts in Wisconsin, Missouri, Illinois and Oklahoma. We also manage 12 hotels, resorts and other properties for third parties in Wisconsin, Minnesota, Ohio, Texas, Arizona, Missouri, Nevada and California. As of May 28, 2009, we owned or managed approximately 5,200 hotel and resort rooms.

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

Strategic Plans

        Please see our discussion under “Current Plans” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Theatre Operations

        At the end of fiscal 2009, we owned or operated 53 movie theatre locations with a total of 663 screens in Wisconsin, Illinois, Minnesota, Ohio, North Dakota, Nebraska and Iowa for an average of 12.5 screens per location, compared to an average of 12.1 and 12.2 screens per location at the end of fiscal 2008 and 2007, respectively. Included in the fiscal 2009 and 2008 totals is one theatre with 6 screens that we manage for another owner. Included in the fiscal 2007 totals were two theatres with 20 screens that we managed for other owners. Our 52 company-owned facilities include 32 megaplex theatres (12 or more screens), representing 75% of our total screens, 19 multiplex theatres (two to 11 screens) and one single-screen theatre. At fiscal year-end, we operated 642 first-run screens, 6 of which are operated under management contracts, and 21 budget-oriented screens.

        In November 2008, we opened a new 70-foot-wide UltraScreen® at the Orland Park Cinema in Orland Park, Illinois. In addition, in May 2009, we opened our circuit’s 13th UltraScreen at our newly-renovated North Shore Cinema in Mequon, Wisconsin. We are currently reviewing plans to add three more UltraScreens at existing locations and plans to build a new theatre to replace the existing Eastgate Theatre in Madison, Wisconsin. We will also manage a unique, upscale theatre and entertainment complex in Omaha, Nebraska that is scheduled to open in November 2009.

        In June 2008, in connection with our April 2008 acquisition of seven Douglas Theatre Co. locations in Omaha and Lincoln, Nebraska, we completed the acquisition of an 11-acre site that is part of a planned mixed-use commercial development known as Southport West in La Vista, Nebraska. We currently plan to develop a future new theatre on that site, although no timetable for this development has been set.

        Revenues for the theatre business, and the motion picture industry in general, are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. Consistent with prior years in which blockbusters accounted for a significant portion of our total box office, our top 15 performing films accounted for 32% of our fiscal 2009 box office receipts compared to 35% during fiscal 2008. The following five fiscal 2009 films accounted for approximately 14% of our total box office and produced the greatest box office receipts for our circuit: The Dark Knight, Wall-E, Hancock, Gran Torino and Twilight.

        We obtain our films from several national motion picture production and distribution companies and are not dependent on any single motion picture supplier. Our booking, advertising, concession purchases and promotional activities are handled centrally by our administrative staff. Including our own theatres, we currently are providing film buying, booking and other related services for 840 screens in seven states.

        We strive to provide our movie patrons with high-quality picture and sound presentation in clean, comfortable, attractive and contemporary theatre environments. Substantially all of our movie theatre complexes feature either digital sound, Dolby or other stereo sound systems; acoustical ceilings; side wall insulation; engineered drapery folds to eliminate sound imbalance, reverberation and distortion; tiled floors; loge seats; cup-holder chair-arms; and computer-controlled heating, air conditioning and ventilation. We offer stadium seating, a tiered seating system that permits unobstructed viewing, at approximately 90% of our first-run screens. Computerized box offices permit all of our movie theatres to sell tickets in advance. Our theatres are accessible to persons with disabilities and provide wireless headphones for hearing-impaired moviegoers. Other amenities at certain theatres include touch-screen, computerized, self-service ticket kiosks, which simplify advance ticket purchases. We own a minority interest in MovieTickets.com, a joint venture of movie and entertainment companies that was created to sell movie tickets over the internet and represents a large majority of the top 50 market theatre screens throughout the United States and Canada. As a result of our association with MovieTickets.com, moviegoers can buy tickets to movies at any of our first-run theatres via the internet and print them at home.

        We are currently testing digital cinema hardware and software in our theatres. Digital cinema may be able to deliver an improved film presentation to our customers, increase our scheduling flexibility and provide an opportunity for alternate programming in our auditoriums other than movies, although the reliability of the hardware and software and the potential costs associated with this new technology are yet to be determined. Upon completion of successful testing and the determination of a suitable financing methodology (all film studios have indicated that they will participate in the financing of the new technology implementation), we anticipate a broader roll out of digital cinema to our theatres in the future. In fiscal 2009, we continued our installation of Digital 3D Cinema technology in our theatres. As of May 28, 2009, we offer digital 3D systems at 27 of our theatre locations in seven states. With up to 12 3D films scheduled for release during both calendar 2009 and calendar 2010, many in our industry believe digital 3D may have a significant positive impact on future movie going patterns.

        We sell food and beverage concessions in all of our movie theatres. We believe that a wide variety of food and beverage items, properly merchandised, increases concession revenue per patron. Although popcorn and soda remain the traditional favorites with moviegoers, we continue to upgrade our available concessions by offering varied choices. For example, some of our theatres offer hot dogs, pizza, ice cream, pretzel bites, frozen yogurt, coffee, mineral water and juices. We have also added self-serve soft drinks to many of our theatres. Our flagship theatre, The Marcus Majestic in Brookfield, Wisconsin, also has two cafes – one serving branded pizza and another serving branded coffee, ice cream and chocolates. The theatre also includes a cocktail lounge and a multi-use “dinner-theatre” auditorium called the AT&T Palladium, fully equipped for live performances, meetings, broadcast concerts and sporting events and regular screenings of first-run movies, with an attached kitchen from which we offer a full menu. In addition, we introduced a food court concept at our Oakdale Cinema in the Minneapolis market during fiscal 2009 and our newly remodeled North Shore Cinema in Mequon, Wisconsin now includes a cocktail lounge and a separate full-service branded pizzeria and bar. The response to our new food and beverage offerings at these theatres has been very positive and we continue to explore opportunities to duplicate and/or expand on these food and beverage strategies at several of our other existing theatres.

        We have a variety of ancillary revenue sources in our theatres, with the largest related to the sale of pre-show and lobby advertising. We recently signed a new agreement with our national and local advertising provider, Screenvision, that is expected to increase our revenues from those sources in future years. Additional ancillary revenues can come from corporate and group meeting sales, sponsorships, alternate auditorium uses and naming rights. In addition, we are a party to a digital network affiliate agreement with National CineMedia, LLC for the presentation of live and pre-recorded in-theatre events in 24 of our locations in multiple markets. The expanded programming, which has included live performances of the Metropolitan Opera, as well as sports, music and other events, has been well received by our customers and has the ability of providing revenue during our theatres’ slower periods. We continue to pursue additional strategies to increase our ancillary revenue sources.

        We also own a family entertainment center, Funset Boulevard, adjacent to our 14-screen movie theatre in Appleton, Wisconsin. Funset Boulevard features a 40,000 square foot Hollywood-themed indoor amusement facility that includes a restaurant, party room, laser tag center, virtual reality games, arcade, outdoor miniature golf course and batting cages.

Hotels and Resorts Operations

Owned and Operated Hotels and Resorts

The Pfister Hotel

        We own and operate the Pfister Hotel, which is located in downtown Milwaukee, Wisconsin. The Pfister Hotel is a full service luxury hotel and has 307 guest rooms (including 82 luxury suites and 176 tower rooms), two restaurants, three cocktail lounges and a 275-car parking ramp. The Pfister also has 24,000 square feet of banquet and convention facilities. The Pfister’s banquet and meeting rooms accommodate up to 3,000 people and the hotel features two large ballrooms, including one of the largest ballrooms in the Milwaukee metropolitan area, with banquet seating for 1,200 people. A portion of the Pfister’s first-floor space is leased for use by retail tenants. In fiscal 2009, the Pfister Hotel earned its 33rd consecutive four-diamond award from the American Automobile Association. The Pfister is also a member of Preferred Hotels and Resorts Worldwide Association, an organization of independent luxury hotels and resorts, and the Association of Historic Hotels of America. The hotel has a signature restaurant named the Mason Street Grill, as well as a new spa and salon.

The Hilton Milwaukee City Center

        We own and operate the 729-room Hilton Milwaukee City Center. Several aspects of Hilton’s franchise program have benefited this hotel, including Hilton’s international centralized reservation and marketing system, advertising cooperatives and frequent stay programs. The Hilton Milwaukee City Center also features Paradise Landing, an indoor water park and family fun center that features water slides, swimming pools, a sand beach, lounge and restaurant. The hotel also has two cocktail lounges, two restaurants and an 870-car parking ramp. We recently began major renovations to this hotel’s guestrooms, corridors and main lobby. The renovations, which may be expanded to include additional areas of the hotel, are scheduled to be completed during fiscal 2010.

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

The Grand Geneva Resort & Spa

        We own and operate the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin, which is the largest convention resort in Wisconsin. This full-facility destination resort is located on 1,300 acres and includes 355 guest rooms, over 60,000 square feet of banquet, meeting and exhibit space, over 13,000 square feet of ballroom space, three specialty restaurants, two cocktail lounges, two championship golf courses, several ski hills, two indoor and five outdoor tennis courts, three swimming pools, a spa and fitness complex, horse stables and an on-site airport. In fiscal 2009, the Grand Geneva Resort & Spa earned its 11th consecutive four-diamond award from the American Automobile Association. In July 2009, we completed the first phase of a major renovation to this hotel’s exterior pool, WELL Spa, and guest rooms, including the hotel’s luxury suites. Additional renovations are planned for fiscal 2010.

Hotel Phillips

        We own and operate the Hotel Phillips, a 217-room hotel in Kansas City, Missouri. After purchasing and completely restoring this landmark hotel, we reopened it in September 2001. The Hotel Phillips has conference rooms totaling 5,600 square feet of meeting space, a 2,300 square foot ballroom, a restaurant and a lounge.

InterContinental Milwaukee

        We own and operate the InterContinental Milwaukee in Milwaukee, Wisconsin. The InterContinental Milwaukee has 220 rooms, 12,000 square feet of flexible banquet and meeting space, on-site parking, a restaurant and a lounge and is located in the heart of Milwaukee’s theatre and financial district.

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

        We manage and own a 15% minority equity interest in the Westin Columbus in Columbus, Ohio. The Westin Columbus is a AAA four-diamond full-service historic hotel that currently includes 186 rooms and suites and offers more than 12,000 square feet of meeting, banquet and ballroom space, a restaurant and a cocktail lounge. The hotel is located in the heart of the downtown business district and is connected to the Southern Theatre, a historically restored performing arts theater. In fiscal 2009, a substantial renovation of the guest rooms and public space of this property was completed.

        We manage Brynwood Country Club in Milwaukee, Wisconsin. Brynwood has an 18-hole golf course, four tennis courts, a fitness center, swimming pool and banquet facilities.

        We manage Xona Resort Suites, a four-star destination resort in Scottsdale, Arizona, offering 483 suites, four swimming pools, three whirlpools, a fitness center, a 24-hour concierge and 7,600 square feet of meeting space. The resort recently completed a multi-million dollar renovation of its public space, restaurant and grounds.

        We manage the Sheraton Clayton Plaza Hotel in St. Louis, Missouri, which offers 257 rooms and suites, an indoor swimming pool, a fitness facility, and a business center. A multi-million dollar renovation of the public space and guest rooms of the hotel was recently completed.

        We manage the new Hilton Minneapolis/Bloomington in Bloomington, Minnesota. This “business class” hotel, which opened on January 26, 2008, offers 256 rooms, an indoor swimming pool, a club level, a fitness center, a business center and 9,100 square feet of meeting space.

        In fiscal 2008, we signed agreements to operate three additional properties for other owners that were scheduled to commence operations in the future. The current economic and credit environment has put all three of these projects on hold at this time. If the project proceeds, we may manage the four-star Venturella Resort and Spa in Orlando, Florida. The hotel was in the process of undergoing a major renovation until financing considerations put this project on hold. If completed, it will have 155 rooms, two restaurants, a lounge and a spa, as well as 7,000 square feet of meeting space. We may also manage a luxury boutique hotel that will be part of Carmel City Center, a multi-use development located in Carmel, Indiana if and when the project moves forward. This hotel is expected to feature 169 rooms, several food and beverage outlets, a banquet hall, meeting space and a luxury spa. Finally, we expect to manage the new 7th Wave Resort, a $150 million water park project in West Warwick, Rhode Island, just outside of Providence, once the owner obtains his necessary financing. This resort will feature 409 rooms, a 75,000 square foot water park, 53,000 square feet of outdoor space and 12,000 square feet of flexible meeting space. It will also feature a family dinner theater, a themed restaurant, two lounges, a spa, retail stores and an arcade.

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

Employees

        As of the end of fiscal 2009, we had approximately 6,300 employees, approximately 45% of whom were employed on a part-time basis. A number of our (1) projectionists in Milwaukee, Wisconsin are covered by a collective bargaining agreement that expired on May 30, 2007 and are operating under the terms of the old agreement on a day-to-day basis; (2) projectionists at Chicago locations are covered by a collective bargaining agreement that expired on December 31, 2008 and are operating under the terms of the old agreement on a day-to-day basis; (3) hotel employees in the Hilton Milwaukee City Center and the Pfister Hotel are covered by a collective bargaining agreement that expired on June 28, 2009 and are operating under the terms of the old agreement on a day-to-day basis; (4) operating engineers at the Sheraton Clayton Plaza Hotel are covered by a collective bargaining agreement that expires on November 30, 2009; (5) hotel employees at the Sheraton Clayton Plaza Hotel that we manage for a third party are covered by a collective bargaining agreement that expires on December 14, 2009; (6) operating engineers in the Hilton Milwaukee City Center and Pfister Hotel are covered by collective bargaining agreements that expire on December 31, 2009 and April 30, 2010, respectively; (7) hotel employees at the Crowne Plaza Northstar in Minneapolis, Minnesota are covered by a collective bargaining agreement that expires on April 30, 2010; (8) painters at the Sheraton Clayton Plaza Hotel are covered by a collective bargaining agreement that expires on August 31, 2010; (9) projectionists in Omaha, Nebraska are covered by a collective bargaining agreement that expires on March 31, 2011; (10) projectionists in Madison, Wisconsin are covered by a collective bargaining agreement that expires on April 5, 2012; and (11) painters in the Hilton Milwaukee City Center and the Pfister Hotel are covered by a collective bargaining agreement that expires on May 31, 2013.

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

Industry-wide Conversion to Digital Cinema May Increase Our Costs.

        The theatre industry is in the early stages of conversion from film-based media to digital-based media. There are a variety of constituencies associated with this anticipated change that may significantly impact industry participants, including content providers, distributors, equipment providers and exhibitors. While content providers and distributors have indicated they would bear substantially all of the costs of this change, there can be no assurance that we will have access to adequate capital to finance the conversion costs associated with this potential change should the conversion progress rapidly, nor can there be any assurance that we will not see an increase in related operating costs of the new media that would adversely affect our results of operations.

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

Adverse Economic Conditions in Our Markets May Adversely Affect Our Financial Results.

        Downturns or adverse economic conditions affecting the United States economy generally, and particularly downturns or adverse economic conditions in the Midwest and in our other markets, adversely affect our results of operations, particularly with respect to our hotels and resorts division. Poor economic conditions can significantly adversely affect the business and group travel customers, which are the largest customer segments for our hotels and resorts division. Specific economic conditions that may directly impact travel, including financial instability of air carriers and increases in gas and other fuel prices, may adversely affect our results of operations. Additionally, although our theatre business has historically performed well during economic downturns as consumers seek less expensive forms of out-of-home entertainment, a significant reduction in consumer confidence or disposable income in general may temporarily affect the demand for motion pictures or severely impact the motion picture production industry, which, in turn, may adversely affect our results of operations.

Adverse Economic Conditions, Including Disruptions in the Financial Markets, May Adversely Affect Our Ability to Obtain Financing on Reasonable and Acceptable Terms, if at All, and Impact Our Ability to Achieve Certain of Our Growth Objectives.

        We expect that we will require additional financing over time, the amount of which will depend upon a number of factors, including the number of theatres and hotels and resorts we acquire and/or develop, the amount of capital required to refurbish and improve existing properties, the amount of existing indebtedness that requires repayment in a given year and the cash flow generated by our businesses. Downturns or adverse economic conditions affecting the United States economy generally, and the United States stock and credit markets specifically, may adversely impact our ability to obtain additional short-term and long-term financing on reasonable terms or at all, which would negatively impact our liquidity and financial condition. As a result, a prolonged downturn in the stock or credit markets would also limit our ability to achieve our growth objectives.

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

Investing Through Partnerships or Joint Ventures Decreases Our Ability to Manage Risk.

        In addition to acquiring or developing hotels and resorts or entering into management contracts to operate hotels and resorts for other owners, we have from time to time invested, and expect to continue to invest, as a joint venturer. Joint venturers may have shared control or disproportionate control over the operation of the joint venture assets. Therefore, joint venture investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co-venturer might subject hotels and resorts owned by the joint venture to additional risk. Further, we may be unable to take action without the approval of our joint venture partners. Alternatively, our joint venture partners could take actions binding on the joint venture without our consent.

Our Properties are Subject to Risks Relating to Acts of God, Terrorist Activity and War and Any Such Event May Adversely Affect our Financial Results.

        Acts of God, natural disasters, war (including the potential for war), terrorist activity (including threats of terrorist activity), epidemics (such as SARs, bird flu and swine flu), travel-related accidents, as well as political unrest and other forms of civil strife and geopolitical uncertainty may adversely affect the lodging and movie exhibition industries and our results of operations. Terrorism incidents, such as the events of September 11, 2001, and wars, such as the Iraq war, significantly impact business and leisure travel and consequently demand for hotel rooms. In addition, inadequate preparedness, contingency planning, insurance coverage or recovery capability in relation to a major incident or crisis may prevent operational continuity and consequently impact the reputation of our businesses.

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

        We own the real estate of a substantial portion of our facilities, including, as of May 28, 2009, the Pfister Hotel, the Hilton Milwaukee City Center, the Hilton Madison at Monona Terrace, the Grand Geneva Resort & Spa, the Hotel Phillips, the InterContinental Milwaukee, the Skirvin Hilton and the majority of our theatres. We lease the remainder of our facilities. As of May 28, 2009, we also managed two hotels for joint ventures in which we have an interest and 10 hotels, resorts and other properties and one theatre that are owned by third parties. Additionally, we own properties acquired for the future construction and operation of new facilities and we have an interest in a joint venture hotel managed by a third party. All of our properties are suitably maintained and adequately utilized to cover the respective business segment served.

        Our owned, leased and managed properties are summarized, as of May 28, 2009, in the following table:

Business Segment	Total Number of Facilities in Operation	Owned(1)	Leased from Unrelated Parties(2)	Managed for Related Parties	Managed for Unrelated Parties(2)
Theatres:
Movie Theatres	53	44	8	0	1
Family Entertainment Center	1	1	0	0	0

Hotels and Resorts:
Hotels	16	6	1	2	7
Resorts	2	1	0	0	1
Other Properties	2	0	0	0	2

Total	74	52	9	2	11

(1)	Six of the movie theatres are on land leased from unrelated parties.

(2)	The eight theatres leased from unrelated parties have 86 screens and the one theatre managed for an unrelated party has 6 screens.

        Certain of the above individual properties or facilities are subject to purchase money or construction mortgages or commercial lease financing arrangements, but we do not consider these encumbrances, individually or in the aggregate, to be material.

        All of our operating property leases expire on various dates after the end of fiscal 2010 (assuming we exercise all of our renewal and extension options).

Item 3.	Legal Proceedings.

        Goodman, et al. v. Platinum Condominium Development, LLC, Case No. 09-CV-957 (D. Nev.). As reported in our Quarterly Report on Form 10-Q for the period ended November 27, 2008, on December 5, 2008, a class action complaint was filed in the Eighth Judicial District Court of Nevada for Clark County against Platinum Condominium Development, LLC (“Platinum LLC”), one of our subsidiaries. On April 30, 2009, Platinum LLC was served with a summons and a copy of an amended complaint. The amended complaint also named another one of our subsidiaries, Marcus Management Las Vegas, LLC (“Marcus Management LV”), as a defendant. Subsequently, Platinum LLC and Marcus Management LV removed the case to the United States District Court for the District of Nevada, where it is currently pending. The amended complaint in Goodman seeks an unspecified amount of damages and alleges violations of federal and Nevada law, and that Platinum LLC and Marcus Management LV made various representations in connection with the Platinum Hotel & Spa development in Las Vegas, Nevada. On June 29, 2009, both Platinum LLC and Marcus Management LV moved to dismiss the amended complaint in its entirety and their motion is currently being briefed.

        Baroi, et al. v. Platinum Condominium Development, LLC, Case No. 09-CV-671 (D. Nev.). As we reported in our Quarterly Report on Form 10-Q for the period ended February 26, 2009, on March 27, 2009, another complaint was filed in the Eighth Judicial District Court of Nevada for Clark County against Platinum LLC, which Platinum LLC subsequently removed to the United States District Court for the District of Nevada. On May 29, 2009, plaintiffs in Baroi amended their complaint and named Marcus Management LV, as well as two of our other subsidiaries, Marcus Development, LLC (“Marcus Development”) and Marcus Hotels, Inc. (“Marcus Hotels”), as additional defendants. The amended complaint in Baroi seeks declaratory relief and an unspecified amount of damages, and alleges violations of Nevada law and that the defendants made various representations in connection with the Platinum Hotel & Spa development in Las Vegas, Nevada. Platinum LLC answered the complaint on June 12, 2009, denying that plaintiffs were entitled to any relief. On July 2, 2009, Marcus Management, Marcus Development, and Marcus Hotels moved to dismiss the amended complaint and their motion is currently being briefed.

        Benson, et al. v. Platinum Condominium Development, LLC, et al, Case No.  09-CV-1301 (D. Nev.).  On July 17, 2009 another complaint similar to Baroi was filed in the United States District Court for the District of Nevada against Platinum LLC, Marcus Management LV, Marcus Development and Marcus Hotels.  The complaint seeks declaratory relief and an unspecified amount of damages, and alleges violations of Nevada law and that the defendants made various representations in connection with the Platinum Hotel and Spa development in Las Vegas, Nevada.  As of this date, the complaint has not yet been served on any of the defendants.

        Platinum LLC, Marcus Management LV, Marcus Development, and Marcus Hotels believe the allegations against all of the defendants in these lawsuits are without merit and they intend to vigorously defend against them. Since these matters are in the preliminary stages, we are unable to predict the scope or outcome or quantify their eventual impact, if any, on us. At this time, we are also unable to estimate associated expenses or possible losses.

Item 4.	Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2009.

EXECUTIVE OFFICERS OF COMPANY

        Each of our executive officers is identified below together with information about each officer’s age, position and employment history for at least the past five years:

Name	Position	Age
Stephen H. Marcus	Chairman of the Board	74
Gregory S. Marcus	President and Chief Executive Officer	44
Bruce J. Olson	Senior Vice President and President of Marcus Theatres Corporation	59
Thomas F. Kissinger	Vice President, General Counsel and Secretary	49
Douglas A. Neis	Chief Financial Officer and Treasurer	50
William J. Otto	President and Chief Operating Officer of Marcus Hotels, Inc.	53

        Stephen H. Marcus has been our Chairman of the Board since December 1991. He served as our Chief Executive Officer from December 1988 to January 2009 and as our President from December 1988 until January 2008. Mr. Marcus has worked at our company for 47 years.

        Gregory S. Marcus joined our company in March 1992 as Director of Property Management/Corporate Development. He was promoted in 1999 to our Senior Vice President – Corporate Development and became an executive officer in July 2005. He has served as our President since January 2008 and was elected our Chief Executive Officer in January 2009. He was elected to serve on our Board of Directors in October 2005. He is the son of Stephen H. Marcus, our Chairman of the Board.

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

        The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities and Exchange Act of 1934 and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

        Set forth below is a graph comparing the annual percentage change during our last five fiscal years in our cumulative total shareholder return (stock price appreciation on a dividend reinvested basis) of our Common Shares to: (1) the cumulative total return of a composite peer group index selected by us and (2) companies included in the Russell 2000 Index. The composite peer group index is comprised of the Dow Jones U.S. Hotels Index (weighted 50%) and a theatre index we selected that includes Regal Cinemas and Carmike Cinemas (weighted 50%).

        The indices within the composite peer group index are weighted to approximate the relative annual revenue contributions of each of our continuing business segments to our total annual revenues over the past several fiscal years. The shareholder returns of the companies included in the hotels and resorts index and theatre index are weighted based on each company’s relative market capitalization as of the beginning of the presented periods.

(b)	Market Information

        Our Common Stock, $1 par value, is listed and traded on the New York Stock Exchange under the ticker symbol “MCS.” Our Class B Common Stock, $1 par value, is neither listed nor traded on any exchange. During each quarter of fiscal 2008 and fiscal 2009, we paid a dividend of $0.085 per share on our Common Stock and $0.07727 per share on our Class B Common Stock. The following table lists the high and low sale prices of our Common Stock for the periods indicated (NYSE trading information only).

Fiscal 2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$19.51	$20.00	$16.78	$13.57
Low	$13.07	$ 8.92	$ 7.37	$ 6.45

Fiscal 2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$24.44	$22.00	$18.74	$19.93
Low	$18.90	$17.12	$13.94	$14.60

        On August 6, 2009, there were 1,707 shareholders of record of our Common Stock and 55 shareholders of record of our Class B Common Stock.

(c)	Stock Repurchases

        As of May 28, 2009, our Board of Directors had authorized the repurchase of up to 6.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock plans or other general corporate purposes. Under these authorizations, we have repurchased approximately 4.4 million shares of Common Stock as of May 28, 2009. These authorizations do not have an expiration date.

        The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were made in the open market and pursuant to the publicly announced repurchase authorization described above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
February 27 - March 28	--	--	--	2,303,281
March 29 - April 28	--	--	--	2,303,281
April 29 - May 28	4,104	$12.04	4,104	2,299,177

Total	4,104	$12.04	4,104	2,299,177

Item 6.	Selected Financial Data.

Five-Year Financial Summary

	F2009	F2008	F2007	F2006	F2005
Operating Results
(in thousands)
Revenues(1)	$383,496	371,075	327,631	289,244	267,058
Earnings from continuing operations(1)	$17,200	20,486	33,927	22,468	19,578
Net earnings	$17,200	20,486	33,297	28,271	99,221

Common Stock Data(2)
Earnings per common share -
continuing operations(1)	$.58	.68	1.10	.73	.64
Net earnings per common share	$.58	.68	1.08	.91	3.25
Cash dividends per common share(3)	$.34	.34	.32	7.26	.22
Weighted average shares outstanding
(in thousands)	29,819	30,230	30,807	30,939	30,526
Book value per share	$10.98	10.69	10.51	9.87	16.27

Financial Position
(in thousands)
Total assets	$711,523	721,648	698,383	587,234	787,499
Long-term debt	$240,943	252,992	199,425	123,110	170,888
Shareholders’ equity	$327,440	317,493	319,509	301,323	493,661
Capital expenditures and acquisitions	$35,741	64,937	186,752	75,532	63,431

Financial Ratios
Current ratio	.37	.53	.47	.73	4.18
Debt/capitalization ratio	.44	.47	.45	.37	.28
Return on average shareholders’ equity	5.3%	6.4%	10.7%	7.1%	22.4%

(1)	Fiscal 2005-2007 restated to present limited-service lodging, the Miramonte Resort and Marcus Vacation Club as discontinued operations.
(2)	All per share and shares outstanding data is on a diluted basis. Earnings per share data is calculated on our Common Stock using the two-class method.
(3)	Includes $7.00 per share special dividend paid during fiscal 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General

        We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2009 and fiscal 2008 were 52-week years. Fiscal 2007 was a 53-week year and our reported results for fiscal 2007 benefited from the additional week of reported operations. Fiscal 2010 will be a 52-week year.

        We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in two business segments: theatres and hotels and resorts. As a result of the sale of substantially all of the assets of our limited-service lodging division during fiscal 2005 and our sale during fiscal 2007 of the remaining inventory of real estate and development costs associated with our vacation ownership development adjacent to the Grand Geneva Resort, we presented the limited-service lodging business segment and the vacation ownership development as discontinued operations in the accompanying financial statements and in this discussion for fiscal 2007. Beginning with fiscal 2008, any remaining assets and related results of operations from these businesses have been included in our hotels and resorts segment.

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

Consolidated Financial Comparisons

        The following table sets forth revenues, operating income, other income (expense), earnings from continuing operations, losses from discontinued operations, net earnings and earnings per common share for the past three fiscal years (in millions, except for per share and percentage change data):

			Change F09 v. F08			Change F08 v. F07
	F2009	F2008	Amt.	Pct.	F2007	Amt.	Pct.
Revenues	$383.5	$371.1	$12.4	3.3%	$327.6	$43.5	13.3%
Operating income	43.4	47.7	(4.3)	-9.0%	41.1	6.6	15.9%
Other income (expense)	(16.0)	(14.0)	(2.0)	-14.5%	2.4	(16.4)	-692.2%
Earnings from continuing
operations	17.2	20.5	(3.3)	-16.0%	33.9	(13.4)	-39.6%
Losses from discontinued
operations	--	--	--	--	(0.6)	0.6	100.0%
Net earnings	$17.2	$20.5	$(3.3)	-16.0%	$33.3	$(12.8)	-38.5%
Earnings per common share - Diluted:
Continuing operations	$0.58	$0.68	$(0.10)	-14.7%	$1.10	$(0.42)	-38.2%
Net earnings per common share	$0.58	$0.68	$(0.10)	-14.7%	$1.08	$(0.40)	-37.0%

Fiscal 2009 versus Fiscal 2008

        Revenues increased in our theatre division during fiscal 2009 compared to the prior year, offsetting decreases in revenues from our hotels and resorts division. Our total operating income (earnings before other income/expense and income taxes) decreased during fiscal 2009 compared to the prior year, with significantly improved operating results from our theatre division offset by reduced operating results from our hotels and resorts division. Theatre division operating results were favorably impacted by new screens acquired during the fourth quarter of fiscal 2008 and an overall stronger slate of film product. In addition, theatres have historically performed well during recessionary time periods. Operating results from our hotels and resorts division were negatively impacted by reduced occupancy rates, and average daily rates resulting from reduced business and consumer spending on travel and leisure due to the current economic environment. Significant unusual investment losses and losses on disposition of property, equipment and other assets, partially offset by reduced interest expense and a slightly lower income tax rate, also contributed to a decrease in net earnings during fiscal 2009 compared to the prior year.

        We recognized investment losses of $780,000 during fiscal 2009, representing a decrease of $2.3 million, or 152.5%, compared to investment income of $1.5 million during the prior year. Investment income has historically included interest earned on cash, cash equivalents, cash held by intermediaries and notes receivable, including notes related to prior sales of timeshare units in our hotels and resorts division. The significant decrease in investment income during fiscal 2009 was primarily the result of two unusual investment losses reported during the year. We recognized a $1.3 million pre-tax investment loss on securities held whose decline in fair value we deemed to be other than temporary. Prior to fiscal 2009, losses on these “available for sale” investments had previously been included in “accumulated other comprehensive loss” in shareholders’ equity. In addition, we reported an approximately $660,000 pre-tax investment loss during fiscal 2009 related to a former Baymont Inns & Suites joint venture that currently owns real estate that has declined in value because of current commercial real estate market conditions. We have a very limited amount of these types of investments and our exposure to additional losses related to securities investments and joint ventures is not significant.

        The remaining small decrease in investment income during fiscal 2009 compared to the prior year was primarily the result of reduced interest earned on our cash balances and our timeshare notes receivable during fiscal 2009. Interest on our fiscal 2009 cash balances was lower due to slightly lower cash balances and lower interest rates compared to the prior year and our notes receivable from timeshare sales were lower because they are being paid off over time as expected. Due to our expectations that interest rates will likely remain low in the near term and our notes receivable from timeshare sales will continue to decline (we are no longer selling timeshare units), we expect our fiscal 2010 investment income to be slightly less than fiscal 2009, after adjusting for the nearly $2.0 million of unusual fiscal 2009 investment losses described above. Our cash and cash equivalents totaled $6.8 million at the end of our fiscal year, compared to $13.4 million at the end of fiscal 2008.

        Our interest expense totaled $14.0 million for fiscal 2009, representing a decrease of approximately $1.2 million, or 7.9%, compared to fiscal 2008 interest expense of $15.2 million. The decrease in interest expense was the result of reduced borrowings and lower short-term interest rates during fiscal 2009. We were able to fund our fiscal 2009 capital expenditures out of operating cash flow, eliminating the need for additional incremental debt during the year. Barring an event that would require significantly more borrowings during fiscal 2010 than currently planned (such as an acquisition or significant share repurchase), we currently believe our interest expense may decrease again in fiscal 2010, possibly by as much as $1.0 million, assuming short-term interest rates remain at or near the current lower levels for the majority of the year.

        Our continuing operations recognized net losses on disposition of property, equipment and other assets of $814,000 during fiscal 2009, compared to gains from continuing operations of $83,000 during fiscal 2008. During fiscal 2009, we incurred a loss of approximately $1.1 million related to an adjustment of prior pro-rated gains recorded on the sale of condominium units at our Platinum Hotel & Spa in Las Vegas, Nevada. With approximately 94% of the units sold, prior gains were recorded on a “percentage of completion” method based upon estimated total proceeds once all 255 units were sold. As a result of the current economic environment and its impact on Las Vegas real estate values, we lowered our estimated total proceeds which we expect to receive when the remaining 16 units are sold. Our pro-rated gain on sale of the previous units was reduced accordingly. As of May 28, 2009, we have classified the remaining units (which continue to be rented to guests) as a long-term asset on our balance sheet, as we currently do not expect to sell these units during fiscal 2010.

        Excluding the unusual adjustment described above, the remaining fiscal 2009 gain on disposition of property, equipment and other assets was primarily the result of the sale of an outlot on a theatre land parcel. The fiscal 2008 gain was primarily the result of the sale of one of our last two remaining Baymont Inn joint ventures. The timing of our periodic sales of property and equipment results in variations each year in the gains or losses that we report on disposition of property and equipment. We anticipate the potential for additional disposition gains from periodic sales of non-core property and equipment during fiscal 2010. In particular, we have the potential to report significant gains sometime during the next several years from the intended sale of a valuable theatre parcel in Brookfield, Wisconsin that was replaced by our new Majestic theatre and the potential sale of an existing theatre parcel in Madison, Wisconsin that we are proposing to replace with a new theatre.

        We reported net equity losses from unconsolidated joint ventures of $476,000 during fiscal 2009 compared to losses of $411,000 during the prior year. Losses during fiscal 2009 and 2008 included losses from two hotel joint ventures and our remaining Baymont joint venture. The slightly increased net losses were due to the challenging current environment for hotel operations and, as a result, we expect to continue to report small net equity losses from unconsolidated joint ventures until the economic environment for hotels begins to improve.

        We reported income tax expense on continuing operations for fiscal 2009 of $10.2 million, a decrease of approximately $3.0 million, or 23.1%, compared to fiscal 2008 income tax expense of $13.2 million. Our effective income tax rate for continuing operations during fiscal 2009 was 37.1%, slightly lower than our fiscal 2008 effective rate of 39.2%. This lower rate was primarily due to a decrease in our liability for unrecognized tax benefits as a result of a lapse of the applicable statute of limitations during fiscal 2009. We currently anticipate that our fiscal 2010 effective income tax rate will be within our historical range of 38-40%, excluding any further lapses of any statutes of limitations during the year or potential increases in federal and state tax rates. It is possible that our liability for unrecognized tax benefits may decrease during fiscal 2010, primarily as a result of the lapse of applicable statutes of limitations and the completion of tax examinations by taxing authorities. The potential range of this possible unrecognized tax benefit decrease is up to $1.3 million.

        Weighted-average shares outstanding were 29.8 million during fiscal 2009 and 30.2 million during fiscal 2008. All per share data is presented on a diluted basis.

Fiscal 2008 versus Fiscal 2007

        Revenues and operating income from both our theatre division and our hotels and resorts division increased during fiscal 2008 compared to the prior year, despite the fact that fiscal 2007 included an additional 53rd week of operations that benefited both of our operating divisions. The additional week during fiscal 2007 contributed approximately $9.5 million in revenues and $2.9 million in operating income to our fiscal 2007 results. Theatre division operating results were favorably impacted by new screens acquired during the fourth quarters of fiscal 2008 and 2007. Operating results from our hotels and resorts division were favorably impacted by improved results at several of our newer hotels, as well as by increased management fees.

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

        We recognized investment income of $1.5 million during fiscal 2008, representing a decrease of $1.6 million, or 52.2%, compared to investment income of $3.1 million during the prior year. The decrease in investment income during fiscal 2008 compared to the prior year was primarily the result of reduced interest earned on our cash balances and our timeshare notes receivable during fiscal 2008. Our fiscal 2008 cash balances were lower than the prior year due to the fact that we financed a portion of our fiscal 2007 fourth quarter theatre acquisition with cash and our notes receivable from timeshare sales were lower because they are being paid off over time as expected. Our cash and cash equivalents totaled $13.4 million at the end of fiscal 2008, compared to $12.0 million at the end of fiscal 2007. The majority of our cash was invested in federal tax-exempt short-term financial instruments during the year.

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

        We reported net equity losses from unconsolidated joint ventures of $411,000 during fiscal 2008 compared to losses of $1.4 million during the prior year. Losses during fiscal 2008 included small losses from two hotel joint ventures (both hotels underwent significant renovations during our fiscal 2008) and our remaining Baymont joint venture. The greater loss during fiscal 2007 was primarily the result of preopening costs from our then 50% ownership interest in the joint venture that was developing the Platinum Hotel in Las Vegas. We acquired an additional equity interest in this joint venture during the last month of our fiscal 2007 second quarter. As a result of that transaction, effective October 31, 2006, the assets and liabilities of the Platinum Hotel, as well as the results of its operations, were included in our consolidated operating results and were no longer included in net equity losses from unconsolidated joint ventures.

        We reported income tax expense on continuing operations for fiscal 2008 of $13.2 million, an increase of approximately $3.6 million, or 38.0%, compared to fiscal 2007 income tax expense of $9.6 million. Our effective income tax rate for continuing operations during fiscal 2008 was 39.2%, significantly higher than our fiscal 2007 effective rate of 22.0%. This higher rate was primarily due to the fact that the fiscal 2007 effective income tax rate reflected the favorable impact of federal and state historic tax credits generated upon the opening of our Oklahoma City Skirvin Hilton hotel project. These historic tax credits reduced our fiscal 2007 income tax expense by approximately $7.8 million or approximately $0.25 per share.

        Net earnings during fiscal 2007 included an after-tax loss from discontinued operations of $630,000. A detailed discussion of this item is included in the Discontinued Operations section. Weighted-average shares outstanding were 30.2 million during fiscal 2008 and 30.8 million during fiscal 2007.

Current Plans

        Our aggregate capital expenditures, acquisitions and purchases of interests in joint ventures were approximately $36 million during fiscal 2009 compared to $65 million during fiscal 2008 and $198 million during fiscal 2007. We currently anticipate that our fiscal 2010 capital expenditures, including potential purchases of interests in joint ventures (but excluding any potential acquisitions) may be in the $50-$70 million range. We will, however, continue to monitor our operating results and economic and industry conditions so that we respond appropriately.

        Our current strategic plans include the following goals and strategies:

•	After opening three new theatres (including our prototype Majestic theatre in Brookfield, Wisconsin), adding three more of our successful 72-foot wide UltraScreens® at existing locations and acquiring 18 theatres and 205 screens in adjacent markets during the last three fiscal years, our current plans for growth in our theatre division include several opportunities for new theatres and screens. We have plans for at least three more UltraScreens at existing locations (we currently have 13 of these very popular screens). Our UltraScreens have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens. We will also continue to review opportunities for building additional new locations, including recently announced plans to replace our existing Eastgate theatre in Madison, Wisconsin, with a new state-of-the-art theatre and entertainment complex nearby. The new complex as currently contemplated may include 16 movie screens (including an UltraScreen), in-theatre dining, bowling lanes and sports bar with a full-service restaurant. We currently own land in five different communities that may be used for new theatres at a future date and we have helped design and will manage a unique, upscale theatre and entertainment complex in Omaha, Nebraska scheduled to open in November 2009. We are always looking to acquire potential theatre sites to facilitate our long-term growth and we will also continue to consider additional potential acquisitions as opportunities arise.

•	We continue to allocate portions of our capital budget to further enhance our food and beverage opportunities within our existing theatres. Our successful 16-screen Majestic theatre, which was built two years ago as an initial foray into this strategy, has two cafes – one serving Zaffiro’s branded pizza and another serving branded coffee, ice cream and chocolates – as well as a separate Take Five Lounge that serves alcoholic beverages. The theatre also includes a multi-use “dinner-theatre” auditorium called the AT&T Palladium, fully equipped for live performances, meetings, broadcast concerts and sporting events and regular screenings of first-run movies, with an attached kitchen from which we offer a full menu under our exclusive CineDine concept. During fiscal 2009, we expanded on these concepts by introducing our first Hollywood Café food court concept at our Oakdale Cinema in the Minneapolis market. In addition, as part of a major renovation completed in May 2009 at our North Shore Cinema in Mequon, Wisconsin, we introduced a Hot Zone to an expanded concession stand that serves pizza, hamburgers, wraps, sandwiches and other hot appetizers, as well as our second Take Five Lounge. Capitalizing on the success of the Zaffiro’s pizza brand at the Majestic, we also opened our first full-service restaurant within a theatre complex (Zaffiro’s Pizzeria and Bar) at the North Shore Cinema to a very positive initial customer response. Our goal continues to be to introduce an entertainment destination that would further define and enhance the customer value proposition for movie-going in the future. We are currently pursuing opportunities to duplicate and/or expand on these food and beverage strategies in several of our existing theatres. As always, we will also continue to maintain and enhance the value of our existing theatre assets by regularly upgrading and remodeling our theatres in order to keep them looking fresh and new to our customers. In order to accomplish the strategies noted above, we currently anticipate that our fiscal 2010 capital expenditures in this division may be approximately $20-$35 million, excluding any potential acquisitions.

•	In addition to the growth strategies described above, our theatre division continues to focus on several strategies that are designed to further improve the profitability of our existing theatres. These strategies include plans to further expand ancillary theatre revenues, such as pre-show and lobby advertising and additional corporate and group sales, sponsorships and alternate auditorium uses. We recently signed a new agreement with our national and local advertising provider, Screenvision, that is expected to increase our revenues from those sources in future years. We also recently extended our non-exclusive digital network affiliate agreement with National CineMedia, LLC for the presentation of live and pre-recorded in-theatre events in 24 of our locations in multiple markets. The expanded programming, which has included live performances of the Metropolitan Opera, as well as sports, music and other events, has been well received by our customers and should benefit our future operating results by providing revenue during our theatres’ slower periods.

•	We continued our testing of several digital cinema systems during fiscal 2009 as we prepare for the anticipated introduction of digital projection technology in our theatres. An anticipated broader roll-out of digital cinema into our theatres, as well as the rest of the industry, was delayed during fiscal 2009 due to the increased difficulties of proposed third-party implementers to obtain the necessary financing during the current economic climate. Once acceptable financing and system pricing becomes available, we would anticipate participating fully in the expected industry-wide roll-out. Our goals include delivering an improved film presentation to our guests, increasing scheduling flexibility, as well as maximizing the opportunities for alternate programming that may be available with this technology. After a successful test of digital 3D technology during fiscal 2008, we purchased and installed 14 digital 3D screens at the beginning of fiscal 2009 and installed another 13 digital 3D screens in March 2009 in order to take advantage of a growing slate of 3D film releases. To date, 3D film releases have performed well, typically resulting in increased attendance and higher average ticket prices compared to traditional 2D releases of the same films. We now have digital 3D capability in over 50% of our first-run theatres and over 90% of the communities we serve are now within 30 minutes of a Marcus digital 3D installation. With up to a dozen 3D films scheduled for release during each of calendar 2009 and 2010, many in our industry believe digital 3D may have a significant positive impact on future movie-going patterns.

•	Although the current economic environment has slowed hotel development and transaction activity significantly in the short-term, our hotels and resorts division remains committed to increasing the number of rooms either managed or owned in the coming years. We added nearly 1,600 rooms to our portfolio during fiscal 2007, with the opening of the company-owned Skirvin Hilton in Oklahoma City, Oklahoma and the addition of six new management contracts. During fiscal 2008, we opened a newly-managed 256-room hotel in Bloomington, Minnesota and entered into three additional management contracts that were expected to eventually add approximately 700 new rooms to our portfolio. The lack of available financing has, for the time being, put all three of those projects on hold, so we cannot be certain which, if any, will ultimately be completed. We continue to pursue additional growth opportunities, with an emphasis on management contracts for other owners. A number of the projects that we are currently exploring may also include some small equity investments, similar to investments we have made in the past with strategic equity partners. Although total revenues from an individual hotel management contract are significantly less than from an owned hotel, the operating margins are significantly higher due to the fact that all direct costs of operating the property are borne by the owner of the property. Management contracts provide us with an opportunity to increase our total number of rooms managed without a significant investment, thereby increasing our returns on equity from this division. With an increasing number of hotels across the country experiencing financial difficulties due to reduced operating results and high debt service costs, we believe the opportunities to acquire high quality hotels or management contracts at attractive valuations will likely increase in the future for well-capitalized companies such as ours.

•	Our plans for our hotels and resorts division also include continued reinvestment in our existing properties in order to maintain and increase their value. During fiscal 2007, we renovated and repositioned the Wyndham Milwaukee Center and converted it to the luxury InterContinental brand. We also completed a 12,000 square foot conference center expansion at our Grand Geneva Resort. During fiscal 2007 and 2008, we renovated guest rooms, meeting space and the parking garage and added a new spa and featured restaurant at our flagship Pfister Hotel. During fiscal 2009, we began a major guest room renovation at the Hilton Milwaukee City Center, as well as a guest room renovation and pool and spa update at our Grand Geneva Resort. When completed during fiscal 2010, we expect to have reinvested up to $30 million in our two largest assets. We believe that proceeding with these projects now, at a time when occupancies are lower and thus the renovations are less disruptive, will put these two important properties in a position to capitalize when macroeconomic conditions improve. Our fiscal 2010 hotels and resorts capital expenditures for these and other projects, including possible equity investments in new projects, may be up to approximately $30-$45 million.

•	In addition to operational and growth strategies in our operating divisions, we continue to seek additional opportunities to enhance shareholder value, including strategies related to dividend policy, share repurchases and asset divestitures. During fiscal 2009, we maintained our regular quarterly cash dividend at $0.085 per share of common stock despite the difficult economic environment. Over the last three fiscal years, we have repurchased nearly 1.3 million shares of our common stock in conjunction with the purchase of shares in the open market and the exercise of stock options under our existing board stock repurchase authorizations. In fiscal 2007, we sold our remaining inventory of real estate and development costs associated with our vacation ownership development adjacent to the Grand Geneva Resort at a small gain, exiting a business that had contributed operating losses during each of the previous two years. We will also continue to evaluate opportunities to sell real estate when appropriate, benefiting from the underlying value of our real estate assets. In addition to the previously mentioned potential sale of another valuable former theatre parcel in Brookfield, Wisconsin and an existing theatre in Madison, Wisconsin, we will evaluate opportunities to sell additional out-parcels at our new theatre developments in Green Bay and Sturtevant, Wisconsin in addition to other non-operating, non-performing real estate in our portfolio.

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

Theatres

        Our oldest and most profitable division is our theatre division. The theatre division contributed 56.1% of our consolidated revenues from continuing operations and 81.8% of our consolidated operating income, excluding corporate items, during fiscal 2009, compared to 48.8% and 62.1%, respectively, during fiscal 2008 and 47.8% and 68.6%, respectively, during fiscal 2007. The theatre division operates motion picture theatres in Wisconsin, Illinois, Ohio, Minnesota, Iowa, North Dakota and Nebraska and a family entertainment center in Wisconsin. The following tables set forth revenues, operating income, operating margin, screens and theatre locations for the last three fiscal years:

			Change F09 v. F08			Change F08 v. F07
	F2009	F2008	Amt.	Pct.	F2007	Amt.	Pct.
	(in millions, except percentages)
Revenues	$215.3	$181.1	$34.2	18.9%	$156.5	$24.6	15.7%
Operating income	$43.7	$35.3	$8.4	23.6%	$34.6	$0.7	2.2%
Operating margin	20.3%	19.5%			22.1%

Number of screens and locations at fiscal year-end (1) (2)	F2009	F2008	F2007
Theatre screens	663	678	608
Theatre locations	53	56	50

Average screens per location	12.5	12.1	12.2

(1)	Includes 6 screens at one location managed for other owners in 2009 and 2008 and 20 screens at two locations in 2007.
(2)	Includes 21 budget screens at three locations in 2009 and 29 budget screens at four locations in 2008 and 2007. Compared to first-run theatres, budget theatres generally have lower box office revenues and associated film costs, but higher concession sales as a percentage of box office revenues.

        The following table further breaks down the components of revenues for the theatre division for the last three fiscal years:

			Change F09 v. F08			Change F08 v. F07
	F2009	F2008	Amt.	Pct.	F2007	Amt.	Pct.
	(in millions, except percentages)
Box office revenues	$137.3	$114.7	$22.6	19.7%	$98.2	$16.5	16.8%
Concession revenues	67.9	56.9	11.0	19.4%	49.0	7.9	16.0%
Other revenues	10.1	9.5	0.6	5.6%	9.3	0.2	2.8%

Total revenues	$215.3	$181.1	$34.2	18.9%	$156.5	$24.6	15.7%

Fiscal 2009 versus Fiscal 2008

        The increase in theatre division revenues and operating income during fiscal 2009 compared to the prior year was due primarily to the results from the seven theatres and 83 screens that we acquired from Douglas Theatre Company and related parties during our fiscal 2008 fourth quarter, as well as a strong slate of films during fiscal 2009. Excluding the Douglas theatres, fiscal 2009 box office receipts increased 5.5% and concession revenues increased 4.3% compared to the prior year comparable theatres.

        Total theatre attendance increased 14.4% during fiscal 2009 compared to the prior year. Excluding the Douglas theatres, fiscal 2009 attendance at our comparable theatres increased approximately 0.1% compared to the prior year. With good film product, movie theatres have historically performed well during difficult economic conditions, as evidenced by the fact that national theatre attendance increased during five of the last seven recessions. During fiscal 2009, our comparable theatre attendance decreased by 5.6% during our first quarter compared to the prior year (despite the impact of our largest grossing movie of the year, The Dark Knight) due to a weak August film slate and television viewership of the Olympics and the Democratic National Convention. As the economy worsened, our attendance improved, with comparable attendance up 3.0% during the last three quarters of the year. Our fiscal 2009 third quarter was particularly strong, with an unusually large quantity of good performing films compared to the prior year, particularly during January and February.

        Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control. We believe that the most significant factor contributing to variations in attendance during fiscal 2009, as in other years, was the quantity and quality of film product released during the respective quarters compared to the films released during the same quarters last year. As mentioned above, an additional factor that is difficult to measure but which may have had some continuing impact on attendance during the last three quarters of fiscal 2009 was the impact of the recession on consumer spending choices. The movie-going experience is a relatively inexpensive experience compared to other out-of-home entertainment options and has traditionally been viewed as an opportunity to escape from the daily challenges of life. With consumers generally traveling less during turbulent times, it is possible that our attendance benefitted from this environment during fiscal 2009.

        Consistent with prior years in which blockbusters accounted for a significant portion of our total box office, our top 15 performing films accounted for 32% of our fiscal 2009 box office receipts compared to 35% during fiscal 2008. The following five fiscal 2009 films accounted for approximately 14% of our total box office and produced the greatest box office receipts for our circuit: The Dark Knight, Wall-E, Hancock, Gran Torino and Twilight. The quantity of films shown in our theatres remained relatively constant during fiscal 2009. We played 214 films and attractions (including 31 alternate content bookings and 8 digital 3D films) at our theatres during fiscal 2009 compared to 217 films and attractions during fiscal 2008. Based upon projected film and alternate content availability, we currently estimate that we will show a similar number of films and attractions on our screens during fiscal 2010 as we did during fiscal 2009. We currently expect that we will present up to 14 digital 3D films during fiscal 2010, including potential hits such as Toy Story 1 & 2, A Christmas Carol, Avatar, Alice in Wonderland and Shrek Forever After. Generally, an increase in the quantity of films increases the potential for more blockbusters in any given year and an increase in the quantity of 3D films increases the potential for a higher average ticket price.

        During fiscal 2009, our average ticket price increased 4.7% in total and 5.4% for comparable theatres compared to the prior year, attributable primarily to selected price increases and premium pricing for our digital 3D and UltraScreen® attractions. During our fiscal 2009 fourth quarter, when our top performing film was Monsters vs. Aliens (with over one-half of our box office receipts for this film attributable to our digital 3D showings), our average ticket price increased 7.6% in total and 8.3% for comparable theatres. Changes in film product mix did not have a significant impact on our average ticket price during fiscal 2009 (more adult-oriented and R-rated films result in a higher average ticket price). With attendance at comparable theatres up only slightly during fiscal 2009 compared to the prior year, this increase in average ticket price contributed approximately $6.1 million, or 98%, of our increased box office revenues for comparable theatres during fiscal 2009 compared to the prior year.

        Our average concession sales per person increased 4.2% in total and for comparable theatres during fiscal 2009 compared to the prior year. Pricing, concession product mix and film product mix are the three primary factors that impact our concession sales per person. Selected price increases and a slight change in concession product mix, including increased sales of higher priced non-traditional food and beverage items in our theatres, were the primary reasons for our increased average concession sales per person during fiscal 2009. Film product mix (for example, films that appeal to families and teenagers generally produce better than average concession sales) did not have a significant impact on our average concession sales per person during the full year, although it did cause minor fluctuations during individual quarters. Since attendance during fiscal 2009 only increased slightly, this increase in average concession sales per person contributed $2.3 million, or 97%, of our increased concession revenues for comparable theatres during fiscal 2009 compared to the prior year.

        Our theatre division’s operating margin increased to 20.3% during fiscal 2009, compared to 19.5% in fiscal 2008. Our fiscal 2009 operating margin increased primarily due to the impact of increased revenues at our comparable theatres, particularly as a result of higher average ticket prices and average concession sales per person. Other revenues, which include management fees, pre-show advertising income and family entertainment center revenues, increased slightly during fiscal 2009 compared to the prior year, also favorably impacting our operating margin. We hope to continue to increase our operating margin in our theatre division during fiscal 2010 by reducing our costs, increasing our ancillary revenues and continuing to increase our per-capita revenues.

        We closed three leased theatres with 16 screens during fiscal 2009, including two theatres during our fiscal fourth quarter, with minimal impact on our fiscal 2009 operating results. The underlying leases have expired on two of these three locations. We also closed one screen at our North Shore Cinema in Mequon, Wisconsin during fiscal 2009 in order to make room for a full-service Zaffiro’s restaurant. We currently do not anticipate closing any theatres during fiscal 2010.

        Late in our fiscal 2009 second quarter, we opened our circuit’s 12th UltraScreen at our theatre in Orland Park, Illinois. Late in our fiscal 2009 fourth quarter, we opened our 13th UltraScreen at our newly renovated North Shore Cinema. The new UltraScreens provided a minor favorable impact on our fiscal 2009 operating results. In conjunction with our Douglas acquisition, we also purchased an additional site for the development of a new theatre in LaVista, Nebraska, a growing suburb of Omaha, for approximately $4.4 million during our fiscal 2009 first quarter.

        Box office receipts during the summer through the date of this filing for comparable theatres have thus far decreased slightly compared to last year’s summer results due to the extraordinary performance of The Dark Knight last year. Strong performances from films such as Up (3D), The Hangover, Transformers 2: Revenge of the Fallen, Ice Age 3: Dawn of the Dinosaurs (3D), Public Enemies, Harry Potter and the Half Blood Prince, G-Force (3D), Funny People and GI Joe have contributed to our early fiscal 2010 results.

Fiscal 2008 versus Fiscal 2007

        The increase in theatre division revenues and operating income during fiscal 2008 compared to the prior year was due primarily to the added results from the 11 theatres and 122 screens that we acquired from Cinema Entertainment Corporation (“CEC”) and related parties during our fiscal 2007 fourth quarter. Our fiscal 2008 operating results improved despite the fact that our fiscal 2007 operating results benefited from an additional week of operations. The additional week of operations, which included the traditionally strong Memorial Day holiday weekend, contributed approximately $5.3 million and $2.1 million, respectively, to our theatre division revenues and operating income during fiscal 2007, excluding the theatres acquired during our fiscal 2007 fourth quarter. Excluding the additional week from our fiscal 2007 results, our fiscal 2008 theatre division revenues and operating income would have increased by 20.6% and 10.2%, respectively (including the acquired theatres). Excluding our acquired theatres, two former theatres that were open for portions of fiscal 2007 and which have subsequently been closed and not replaced and the additional week of operations during fiscal 2007, fiscal 2008 box office receipts increased 2.8% and concession revenues increased 3.1% compared to the prior year comparable theatres.

        On April 3, 2008, we acquired seven owned and/or leased movie theatres with 83 screens in Omaha and Lincoln, Nebraska from Douglas Theatre Company and related parties for a purchase price of approximately $40.5 million. The transaction was funded with our credit facility. The Douglas theatres contributed approximately $4.1 million and $460,000, respectively, to our theatre division revenues and operating income for the eight weeks that we owned them during fiscal 2008.

        Total theatre attendance increased 13.1% during fiscal 2008 compared to the prior year. Excluding our acquired theatres, two former theatres that were open for portions of fiscal 2007 and which have subsequently been closed and not replaced and the additional week of operations during fiscal 2007, fiscal 2008 attendance at our comparable theatres decreased approximately 2.1% compared to the prior year. Our comparable theatre attendance was negatively impacted by a particularly soft slate of films during our fiscal 2008 second and fourth quarters compared to the prior year, offsetting a strong first quarter film line-up during fiscal 2008. We also have five locations where new motion picture theatres were opened adjacent to the trade areas of our theatres and have had some negative impact on our attendance at those locations.

        Excluding changes in the number of competitive screens in our markets, we believe that the most significant factor contributing to variations in attendance during fiscal 2008 was the quantity and quality of film product released during the respective quarters compared to the films released during the same quarters prior year. Additional factors that are difficult to measure but which may have had some continuing impact on attendance during fiscal 2008 include piracy and the ongoing impact of DVDs and home entertainment options on consumer spending choices.

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

        During fiscal 2008, our average ticket price increased 3.1% in total and 4.9% for comparable theatres compared to the prior year, attributable primarily to selected price increases and premium pricing for our digital 3D and UltraScreen attractions. In addition, our new Marcus Majestic Cinema in Brookfield, Wisconsin contributed to the fiscal 2008 increases in average ticket price due to premium pricing associated with VIP seating in our two UltraScreens. Changes in film product mix did not have a significant impact on our average ticket price during fiscal 2008. With attendance at comparable theatres down slightly during fiscal 2008 compared to the prior year, this increase in average ticket price contributed $4.5 million, or 100%, of our increased box office revenues for comparable theatres during fiscal 2008 compared to the prior year, offsetting our reduced attendance.

        Our average concession sales per person increased 0.3% in total and 5.2% for comparable theatres during fiscal 2008 compared to the prior year. Concession pricing at our newly acquired theatres was lower than at our existing theatres. Selected price increases and a slight change in concession product mix, including more sales of higher priced non-traditional food and beverage items in our theatres, were the primary reasons for our increased average concession sales per person during fiscal 2008. Film product mix did not have a significant impact on our average concession sales per person during the year. Due to lower attendance during fiscal 2008, this increase in average concession sales per person contributed $2.4 million, or 100%, of our increased concession revenues for comparable theatres during fiscal 2008 compared to the prior year.

        Our theatre division’s operating margin decreased to 19.5% during fiscal 2008, compared to 22.1% in fiscal 2007. Our fiscal 2008 operating margin decreased primarily due to higher fixed costs related to new theatres added within the past year. Significantly higher snow removal costs during our fiscal 2008 third quarter also contributed to a lower margin. Other revenues increased slightly during fiscal 2008 compared to the prior year, favorably impacting our operating margin. Comparisons to fiscal 2007 other revenues were negatively impacted by the fact that fiscal 2007 other revenues included a final payment from our former screen advertising partner, Cinema Screen Media, and a one-time fee associated with the termination of our management contract for three theatres in Chicago, Illinois.

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

Hotels and Resorts

        The hotels and resorts division contributed 43.6% of our consolidated revenues from continuing operations and 18.2% of our consolidated operating income, excluding corporate items, during fiscal 2009, compared to 50.8% and 37.9%, respectively, during fiscal 2008 and 51.9% and 31.4%, respectively, during fiscal 2007. As of May 28, 2009, the hotels and resorts division owned and operated three full-service hotels in downtown Milwaukee, Wisconsin, a full-facility destination resort in Lake Geneva, Wisconsin and full-service hotels in Madison, Wisconsin, Kansas City, Missouri, Chicago, Illinois and Oklahoma City, Oklahoma. In addition, we managed 12 hotels, resorts and other properties for other owners. Included in the 12 properties managed for others are two hotels owned by joint ventures in which we have a minority interest and two condominium hotels in which we own the public space. The following table sets forth revenues, operating income, operating margin and rooms data for the hotels and resorts division for the last three fiscal years:

			Change F09 v. F08			Change F08 v. F07
	F2009	F2008	Amt.	Pct.	F2007	Amt.	Pct.
	(in millions, except percentages)
Revenues	$167.1	$188.5	$(21.4)	-11.4%	$169.9	$18.6	10.9%
Operating income	$9.7	$21.6	$(11.9)	-55.0%	$15.8	$5.8	36.5%
Operating margin	5.8%	11.4%			9.3%

Available rooms at fiscal year-end	F2009	F2008	F2007
Company-owned	2,520	2,520	2,520
Management contracts with joint ventures	423	423	423
Management contracts with condominium hotels	480	480	480
Management contracts with other owners	1,769	1,769	1,670

Total available rooms	5,192	5,192	5,093

Fiscal 2009 versus Fiscal 2008

        Division revenues and operating income decreased during fiscal 2009 compared to the prior year due to the negative impact the current recessionary environment has had on all customer segments – group business, corporate transient and leisure. Food and beverage revenues at our hotels declined at a slightly higher pace than room revenues as customers also reduced the amount they spent during their stay. Comparisons to last year’s revenues and operating income were negatively impacted by the fact that during fiscal 2008, we received a $900,000 development fee related to a hotel project for another owner to whom we provided assistance. In addition, fiscal 2009 operating results were negatively impacted by reduced management fees and a $1.3 million charge to earnings for potential losses on funds advanced to owners of managed properties that have experienced significant financial hardship as a result of the reduced travel.

        The following table sets forth certain operating statistics, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

			Change F09 v. F08
Operating Statistics (1)	F2009	F2008	Amt.		Pct.
Occupancy percentage	62.1%	67.8%	-5.7	pts	-8.3%
ADR	$144.41	$147.22	$(2.81)		-1.9%
RevPAR	$89.74	$99.79	$(10.05)		-10.1%

(1)	These operating statistics represent averages of eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

        RevPAR decreased at seven of our eight company-owned properties during fiscal 2009 compared to the prior year. In addition to the one property with increased RevPAR during fiscal 2009, two other properties experienced RevPAR declines of only 2% or less. In general, owned and managed properties in major destination markets or with a greater reliance on group business have seen the largest declines in RevPAR during this recession. According to data received from Smith Travel Research and compiled by us in order to match our fiscal year, comparable upper upscale hotels throughout the United States experienced a slightly higher decrease in RevPAR of 12.3% during our fiscal 2009, likely due to the different markets in which we operate.

        The worsening effect of the recession can be seen in the following fiscal 2009 quarterly trends in our operating statistics:

	Change F09 v. F08
	1st Qtr.		2nd Qtr.		3rd Qtr.		4th Qtr.
Occupancy percentage	-0.8	pts	-5.4	pts	-6.3	pts	-10.1	pts
ADR	0.1%		0.7%		-2.0%		-9.4%
RevPAR	-1.0%		-6.8%		-13.5%		-23.0%

        Division operating income and operating margins declined during fiscal 2009 compared to the prior year due to the aforementioned reduced revenues. Improved operating results from our newest hotel in Oklahoma City have only partially offset the significant declines in operating income at our hotels most impacted by the economic downturn. We have implemented numerous strategies to reduce costs during this difficult period in the hotel industry. Excluding the previously described non-comparable development fee reported in last year’s third quarter, the reserve for potential losses related to management contracts with other owners reported during fiscal 2009 and a one-time unfavorable adjustment to real estate taxes at our Chicago Four Points hotel during fiscal 2008, our cost containment measures resulted in approximately 49% of our overall fiscal year revenue decline flowing through to our operating income – a flow-through percentage that generally compares favorably with others in our industry.

        The current near-term outlook for the division’s performance continues to be very uncertain, as we continue to face significant economic headwinds. The industry in general has also faced unusual difficulties produced by the pressure of government officials speaking out against conferences and incentive trips that help to drive lodging industry revenues and provide a multitude of jobs in the sector. Hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product (GDP), and the current outlook for that statistic for the remainder of calendar 2009 does not look particularly encouraging.

        Our group business booking pace continues to lag behind last year’s pace, and our ongoing group business is often resulting in less overall revenues than in the past as group sizes shrink and on-site ancillary spending decreases. The corporate transient and leisure customer segments worsened during the latter half of fiscal 2009, although we have seen some recent improvement in the leisure segment, albeit at generally lower ADR’s than in prior periods. Because the lead time for reservations from both the corporate transient and leisure customer is relatively short (often only one to two weeks), our ability to project future occupancies from these customers is very limited. Although RevPAR declines have lessened slightly during our fiscal 2010 first quarter due to traditionally busier summer travel in our primarily Midwestern markets, we expect to report reduced operating income from this division during the first and likely second quarters of fiscal 2010 compared to the prior year.

        On a positive note, as evidenced by the Smith Travel Research comparisons referred to earlier, we believe that we benefit from the location of our properties, which tend to be in slightly less volatile markets, so our overall RevPAR declines have generally been slightly less than those reported by others in our industry segment. We believe this environment may provide us with an opportunity to gain market share. Data from Smith Travel Research confirms that we have succeeded at expanding our market share at many of our properties. In addition, most currently available industry forecasts seem to indicate that we may begin to see a moderation of the RevPAR declines during calendar 2010. A potentially positive aspect of the current circumstance is the likelihood that supply growth will likely decline in the near term, which may have a favorable impact on owners of existing hotels like us. We will continue to monitor the situation and continue to adjust our sales focus and operating costs as needed.

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

        The following table sets forth certain operating statistics, including our average occupancy percentage, our ADR and RevPAR for comparable company-owned properties (excluding the Skirvin Hilton):

			Change F08 v. F07
Operating Statistics (1)	F2008	F2007	Amt.		Pct.
Occupancy percentage	66.8%	65.2%	1.6	pts	2.5%
ADR	$146.61	$139.98	$6.63		4.7%
RevPAR	$97.93	$91.33	$6.60		7.2%

(1)	These operating statistics represent averages of seven distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

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

        Division operating income and operating margins increased during fiscal 2008 compared to the prior year due to the increased revenues at comparable properties, increased management and development fees and improved operating results at our three newest hotels, the Skirvin Hilton, the Platinum Hotel & Spa and the InterContinental Milwaukee. These three hotels had preopening expenses of approximately $4.5 million during fiscal 2007. Conversely, our operating income during fiscal 2008 was negatively impacted by a significant one-time real estate tax adjustment of approximately $1.2 million at our Chicago Four Points hotel and by reduced operating results at our Pfister Hotel due to its parking garage being closed during the entire fiscal 2008 first half and its meeting and banquet space being closed during the entire fiscal 2008 first quarter for extensive renovations. The Pfister’s meeting and banquet space was reopened early during our fiscal 2008 second quarter and the parking garage was reopened early during our third quarter. Our operating income increased despite the fact that the additional week of operations during fiscal 2007 contributed approximately $3.2 million and $570,000, respectively, to our hotels and resorts division revenues and operating income.

        Our newest company-owned hotel, the Skirvin Hilton in Oklahoma City, completed its first full year of operations during fiscal 2008 and although its operating statistics are not included in the preceding table, its revenues continued to exceed our original expectations. Our fiscal 2008 fourth quarter RevPAR increased by 9.6% due in large part to the operating performance at this particular hotel.

        During our fiscal 2008 third quarter, we opened our 20th property and 12th managed property, the 256-room Hilton Minneapolis/Bloomington in Bloomington, Minnesota. In addition, three new management contracts were added during fiscal 2008. In September 2007, we were selected to manage a proposed 169-room luxury boutique hotel that may be built as part of a master-planned, multi-use development in Carmel, Indiana. In October 2007, we were selected to manage the 155-room four-star Venturella Resort in Orlando, Florida. This hotel began a major renovation and was originally scheduled to open in fiscal 2009 until a lack of financing put completion of the project on hold. Finally, in May 2008, we were selected to manage the new 7th Wave Resort, a $150 million water park project to be built just south of Providence, Rhode Island. Construction on this 409-room property has not begun. All three of these projects are currently on hold due to the current economic conditions. We have provided technical, development and preopening services to the owners of each of these properties under development.

Discontinued Operations

        During fiscal 2005, we sold substantially all of the assets of our limited-service lodging division. Beginning in fiscal 2008, any remaining assets and related results of operations from this business are included in our hotels and resorts segment. We accounted for the results of our limited-service lodging division as discontinued operations in our consolidated financial statements for fiscal 2007. Our fiscal 2007 operating results included results from the remaining joint venture Baymont Inns & Suites that were excluded from the sale and were operating as Baymont franchises and consisted of revenues of approximately $100,000, a loss from discontinued operations of approximately $500,000 and a loss on sale of discontinued operations (net of income taxes) of approximately $300,000.

        Early in our fiscal 2007 first quarter, we sold the remaining timeshare inventory of our Marcus Vacation Club at Grand Geneva vacation ownership development to Orange Lake Resort & Country Club of Orlando, Florida. The assets sold consisted primarily of real estate and development costs — Orange Lake acquired the remaining 34 units of the 136-unit Marcus Vacation Club property. Our hotels and resorts division continues to provide hospitality management services for the property and continues to hold notes receivable from prior buyers of timeshare units, but is no longer in the business of selling timeshare units.

        Beginning in fiscal 2008, any remaining assets and related results of operations from this business are included in our hotels and resorts segment. We accounted for the results of the Marcus Vacation Club as discontinued operations in our consolidated financial statements for fiscal 2007. Fiscal 2007 operating results from this discontinued operation included revenues of $4.0 million and a gain on sale of discontinued operations (net of income taxes) of approximately $100,000.

Financial Condition

Liquidity and Capital Resources

        Our movie theatre and hotels and resorts businesses each generate significant and relatively consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of $103 million of unused credit lines at fiscal 2009 year-end, should be adequate to support the ongoing operational liquidity needs of our businesses during fiscal 2010.

        Our revolving credit agreement has four years remaining at very favorable terms (LIBOR plus 0.60% to 1.00%, based on our borrowing levels). The majority of our long-term debt consists of senior notes with limited annual maturities — $14.2 million in both fiscal 2010 and 2011. We are also in a very good position with our two primary financial covenants – as of May 28, 2009, our debt-to-capitalization ratio was 0.44 and our fixed charge coverage ratio was 3.9, compared to limitations of 0.55 and 3.0, respectively, as specified in our revolving credit agreement. We currently do not expect any covenant violations during fiscal 2010.

Fiscal 2009 versus Fiscal 2008

        Net cash provided by operating activities totaled $69.4 million during fiscal 2009, an increase of $11.6 million or 20.2%, compared to $57.8 million during fiscal 2008. The increase was due primarily to favorable timing in the payment of accounts payable and collection of accounts and notes receivable, and an increase in deferred compensation and other, partially offset by a decrease in deferred income taxes and unfavorable timing in the payment of accrued compensation.

        Net cash used in investing activities during fiscal 2009 totaled $35.4 million compared to $60.2 million during fiscal 2008, a decrease of $24.8 million or 41.2%. The decrease in net cash used in investing activities was primarily the result of decreased acquisitions, partially offset by an increase in capital expenditures and a decrease in cash received that was previously held by intermediaries. We had minimal proceeds from the sale of assets during fiscal 2009 and 2008.

        Total cash capital expenditures (including normal continuing capital maintenance projects) totaled $35.7 million during fiscal 2009 compared to $24.4 million incurred in fiscal 2008 (excluding our $40.5 million acquisition of the Douglas theatres). We incurred approximately $14.7 million of capital expenditures during fiscal 2009 in our hotels and resorts division, including costs associated with the previously described renovations at our Hilton Milwaukee and Grand Geneva properties. We incurred approximately $20.9 million of capital expenditures during fiscal 2009 in our theatre division, including costs associated with the two new UltraScreens opened during the year, the land purchase in Nebraska, digital 3D projectors and the renovation of the North Shore Cinema (including the new Zaffiro’s restaurant). During fiscal 2008, we incurred approximately $15.8 million of capital expenditures for our hotels and resorts division, including costs associated with renovations at our Pfister Hotel. Excluding the Douglas acquisition, we incurred fiscal 2008 capital expenditures of $8.5 million in our theatre division, including costs associated with the new UltraScreen opened during the year. Our estimated current planned fiscal 2010 capital expenditures, which may be in the $50-$70 million range, are described in greater detail in the Current Plans section of this discussion.

        Net cash used in financing activities in fiscal 2009 totaled $40.7 million, compared to net cash provided by financing activities of $3.8 million in fiscal 2008, with the difference primarily related to increased principal payments on notes payable and long-term debt and reduced net proceeds from issuance of notes payable and long-term debt, partially offset by reduced treasury stock transactions during fiscal 2009. During fiscal 2009, we received $67.1 million of net proceeds from the issuance of notes payable and long-term debt, compared to $75.5 million during fiscal 2008. Fiscal 2009 proceeds were primarily the result of replacing existing commercial paper borrowings with borrowings under our revolving credit facility. Fiscal 2008 proceeds were primarily the result of the issuance of $60 million of unsecured senior notes privately placed with four institutional lenders in April 2008. We made total principal payments on notes payable and long-term debt of $98.3 million and $47.3 million during fiscal 2009 and 2008, respectively, representing primarily the payment of current maturities of senior notes during both years and the aforementioned payment of commercial paper borrowings during fiscal 2009. As a result, our total debt (including current maturities) decreased to $255.4 million at the close of fiscal 2009, compared to $284.9 million at the end of fiscal 2008. Our debt-capitalization ratio was 0.44 at May 28, 2009, compared to 0.47 at the prior fiscal year-end. Based upon our current expectations for fiscal 2010 capital expenditure levels and excluding any potential acquisitions, we anticipate our long-term debt total and debt-capitalization ratio will not change significantly during fiscal 2010. Our actual long-term debt total and debt-capitalization ratio at the end of fiscal 2010 will likely be dependent upon our actual operating results, capital expenditures, potential acquisitions, asset sales proceeds and equity transactions during the year.

        During fiscal 2009, we repurchased 20,000 of our common shares for approximately $324,000 in conjunction with the exercise of stock options, compared to 828,000 of common shares repurchased for approximately $14.3 million during fiscal 2008 in conjunction with the exercise of stock options and the purchase of shares in the open market. As of May 28, 2009, approximately 2.3 million shares remained available under prior repurchase authorizations. Any additional repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

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

        Total capital expenditures totaled $24.4 million during fiscal 2008, excluding our $40.5 million acquisition of the Douglas theatres, compared to $111.1 million of capital expenditures incurred in fiscal 2007, excluding the $75.7 million acquisition of the CEC theatres. We incurred approximately $15.8 million of capital expenditures during fiscal 2008 in our hotels and resorts division. Excluding the Douglas acquisition, we incurred approximately $8.5 million of capital expenditures during fiscal 2008 in our theatre division. During fiscal 2007, we incurred $70.6 million of capital expenditures for our hotels and resorts division, including costs associated with the Skirvin Hilton renovation, InterContinental Milwaukee renovation and projects at the Grand Geneva Resort and Pfister Hotel. Excluding the CEC acquisition, we incurred fiscal 2007 capital expenditures of $39.7 million in our theatre division, including costs associated with the three new theatres opened during the year. In addition to capital expenditures, we also incurred $11.1 million during fiscal 2007 in connection with the purchase of interests in joint ventures, including our interests in the Platinum Hotel, the Sheraton Madison and the Columbus Westin.

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

Contractual Obligations

        We have obligations and commitments to make future payments under debt and operating leases. The following schedule details these obligations at May 28, 2009 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$255,375	$14,432	$56,956	$116,906	$67,081
Notes payable	229	229	--	--	--
Operating lease obligations	135,341	6,209	12,264	11,904	104,964
Construction commitments	7,566	7,566	--	--	--

Total contractual obligations	$398,511	$28,436	$69,220	$128,810	$172,045

        Additional detail describing our long-term debt is included in Note 5 of our consolidated financial statements.

        As of May 28, 2009, we had no additional material purchase obligations other than those created in the ordinary course of business related to property and equipment, which generally have terms of less than 90 days. We also have long-term obligations related to our employee benefit plans, which are discussed in detail in Note 7 of our consolidated financial statements. We have not included uncertain tax obligations in the table of contractual obligations due to uncertainty as to the timing of any potential payments.

        We guarantee debt of a 50% unconsolidated joint venture. Our joint venture partner also guarantees all of this same debt.

        We have approximately four and one-half years remaining on a ten and one-half year office lease. During fiscal 2006, the lease was amended in order to allow us to exit the leased office space for our former limited-service lodging division. To induce the landlord to amend the lease, we guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease.

        The following schedule details our guarantee obligations at May 28, 2009 (in thousands):

		Expiration by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt guarantee obligations	$1,449	$1,449	$--	$--	$--
Lease guarantee obligations	2,087	440	954	693	--

Total guarantee obligations	$3,536	$1,889	$954	$693	$--

Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk related to changes in interest rates and we manage our exposure to this market risk by monitoring available financing alternatives.

        Variable interest rate debt outstanding as of May 28, 2009 was $73.2 million, carried an average interest rate of 1.3% and represented 28.7% of our total debt portfolio. Our earnings are affected by changes in short-term interest rates as a result of our borrowings under our revolving credit agreement, commercial paper and floating-rate mortgages.

        Fixed interest rate debt totaled $182.1 million as of May 28, 2009, carried an average interest rate of 5.9% and represented 71.3% of our total debt portfolio. Fixed interest rate debt included the following: senior notes bearing interest semiannually at fixed rates ranging from 5.89% to 7.93%, maturing in fiscal 2012 through 2020; and fixed rate mortgages and other debt instruments (including an effective interest rate swap agreement described below) bearing interest from 1.00% to 6.50%, maturing in 2010 through 2036. The fair value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of May 28, 2009, the fair value of our $116.6 million of senior notes was approximately $100.9 million. Based upon the respective rate and prepayment provisions of our remaining fixed interest rate mortgage and unsecured term note at May 28, 2009, the carrying amounts of such debt approximates fair value as of such date.

        The variable interest rate debt and fixed interest rate debt outstanding as of May 28, 2009 matures as follows (in thousands):

	F2010	F2011	F2012	F2013	F2014	Thereafter	Total
Variable interest rate	$--	$--	$750	$72,500	$--	$--	$73,250
Fixed interest rate	14,432	39,610	16,596	37,083	7,323	67,081	182,125

Total debt	$14,432	$39,610	$17,346	$109,583	$7,323	$67,081	$255,375

        We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreements are recorded as adjustments to interest expense. We had one outstanding interest rate swap agreement designated as an effective cash flow hedge at May 28, 2009 covering $25.2 million, expiring on February 1, 2011. Under this swap agreement, we pay a defined fixed rate while receiving a defined variable rate based on LIBOR, effectively converting a $25.2 million variable rate mortgage note to a fixed rate. The swap agreement did not impact our fiscal 2009 earnings and we do not expect it to have any effect on fiscal 2010 earnings. On March 19, 2008, we terminated an effective cash flow hedge agreement that had covered $25.0 million of borrowings and required us to pay interest at a defined fixed rate while receiving a defined variable rate based on LIBOR. The fair value of the hedge agreement on the date of the termination resulted in a liability of $567,000 ($338,000 net of tax). The remaining loss in accumulated other comprehensive loss at May 28, 2009 of $439,000 ($262,000 net of tax) will be reclassified into earnings as interest expense through April 15, 2013, the remaining life of the original hedge, as interest payments affect earnings. We expect to reclassify approximately $113,000 ($68,000 net of tax) of loss into earnings during fiscal 2010.

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

        On an on-going basis, we evaluate our estimates associated with critical accounting policies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.

•	We review long-lived assets, including fixed assets, goodwill, investments in joint ventures and receivables from joint ventures, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. In assessing the recoverability of these assets, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to factors such as economic conditions, changes to our business model or changes in our operating performance. For long-lived assets other than goodwill, if the sum of the undiscounted estimated cash flows (excluding interest) is less than the current carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. During fiscal 2008, we recorded a before-tax impairment charge of $200,000 on fixed assets related to theatres scheduled to close during fiscal 2009.

In assessing goodwill for impairment, we utilize a two-step approach. In the first step, we compare the fair value of each reporting unit to its carrying value. In the second step of the impairment test, any impairment loss is determined by comparing the implied fair value of goodwill to the recorded amount of goodwill. In assessing the fair value of the reporting unit, we utilize a market approach to determine the fair value of each reporting unit. The market approach quantifies each reporting unit’s fair value based on revenue and/or earnings or cash flow multiples realized in similar industry transactions or multiples gathered from other external competitive data. The fair value of our theatre reporting unit exceeded our carrying value for fiscal 2009 and 2008.

•	We pay income taxes based on tax statutes, regulations and case law of the various jurisdictions in which we operate. Judgment is required as to whether uncertain tax positions would be accepted by tax authorities. We are subject to tax audits in each of these jurisdictions, which could result in changes to our estimated tax expense. The amount of these changes would vary by jurisdiction and would be recorded when probable and estimable. In calculating the provision for income taxes on an interim basis, we use an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period.

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

        We analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods that remain subject to examination for our federal return are the fiscal years 2006 through 2009. We are currently undergoing an examination of our federal returns for the fiscal years 2006 and 2009. We currently do not expect the results from this audit to have a significant impact on our financial statements. The periods that remain subject to examination for our state returns are generally the tax years 2004 through 2008.

        We did not recognize any change in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. At the time of adoption of FIN 48, we had $779,000 of unrecognized tax benefits recorded in our financial statements, net of any federal tax impact related to state taxes, all of which, if recognized, would impact our effective tax rate.

        We recognize interest and penalty expense related to unrecognized tax benefits in our provision for income tax expense. Interest and penalty expense was not material to our fiscal 2009 results. As of June 1, 2007, we had $147,000 of accrued interest and penalties included in the amount of unrecognized tax benefits.

        On May 30, 2008, we adopted SFAS No. 157, “Fair Value Measurements” as it relates to financial assets and liabilities. The impact of this adoption was not material to our financial statements. With the adoption of SFAS No. 157-2, SFAS No. 157 will be effective for our nonrecurring nonfinancial assets and liabilities on May 29, 2009, the first day of our fiscal 2010. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, defines fair value based upon an exit price model, establishes a framework for measuring fair value, and expands the applicable disclosure requirements. SFAS No. 157 indicates, among other things, that a fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

        SFAS No. 157 establishes a fair value hierarchy for the pricing inputs used to measure fair value. Our assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At May 28, 2009, our $412,000 of available for sale securities were valued using Level 1 pricing inputs.

Level 2 – The $961,000 liability related to our interest rate hedge contract was based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At May 28, 2009, none of our assets or liabilities were valued using Level 3 pricing inputs.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of May 28, 2009. The Company’s auditors, Deloitte & Touche LLP, have issued an attestation report on our internal control over financial reporting. That attestation report is set forth in this Item 8.

Gregory S. Marcus	Douglas A. Neis
President and Chief Executive Officer	Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
of The Marcus Corporation

We have audited the internal control over financial reporting of The Marcus Corporation (the “Company”) as of May 28, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 28, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended May 28, 2009 of the Company and our report dated August 11, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
August 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of The Marcus Corporation

We have audited the accompanying consolidated balance sheet of The Marcus Corporation (the “Company”) as of May 28, 2009, and the related consolidated statement of earnings, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 28, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
August 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
    of The Marcus Corporation

We have audited the accompanying consolidated balance sheet of The Marcus Corporation as of May 29, 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the two years in the period ended May 29, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Marcus Corporation at May 29, 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended May 29, 2008, in conformity with U.S. generally accepted accounting principles.

On May 31, 2007, the Company changed its method of accounting for defined benefit pension plans.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
August 11, 2008

THE MARCUS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	May 28, 2009	May 29, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,796	$13,440
Accounts and notes receivable, net of reserves (Note 4)	12,239	16,549
Receivables from joint ventures, net of reserves (Note 10)	194	2,321
Refundable income taxes	--	2,438
Deferred income taxes (Note 8)	3,139	1,327
Condominium units held for sale	--	6,947
Other current assets	7,776	6,205

Total current assets	30,144	49,227
PROPERTY AND EQUIPMENT, net (Note 4)	595,556	587,828
OTHER ASSETS:
Investments in joint ventures (Note 10)	1,391	1,659
Goodwill (Note 1)	44,552	44,325
Condominium units	5,912	--
Other (Note 4)	33,968	38,609

Total other assets	85,823	84,593

Total assets	$711,523	$721,648

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable (Note 10)	$229	$227
Accounts payable	22,743	16,956
Income taxes	796	--
Taxes other than income taxes	13,015	12,819
Accrued compensation	4,665	6,948
Other accrued liabilities	24,540	23,722
Current maturities of long-term debt (Note 5)	14,432	31,922

Total current liabilities	80,420	92,594
LONG-TERM DEBT (Note 5)	240,943	252,992
DEFERRED INCOME TAXES (Note 8)	32,024	32,889
DEFERRED COMPENSATION AND OTHER (Note 7)	30,696	25,680
COMMITMENTS, LICENSE RIGHTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY (Note 6):
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	--	--
Common Stock:
Common Stock, $1 par; authorized 50,000,000 shares; issued
22,329,978 shares in 2009 and 22,304,384 shares in 2008	22,330	22,305
Class B Common Stock, $1 par; authorized 33,000,000 shares;
issued and outstanding 8,859,535 shares in 2009 and
8,885,129 shares in 2008	8,860	8,885
Capital in excess of par	47,649	47,337
Retained earnings	273,637	266,276
Accumulated other comprehensive loss	(2,781)	(2,832)

	349,695	341,971
Less cost of Common Stock in treasury (1,364,585 shares in 2009
and 1,495,204 shares in 2008)	(22,255)	(24,478)

Total shareholders’ equity	327,440	317,493

Total liabilities and shareholders’ equity	$711,523	$721,648

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Year ended
	May 28, 2009	May 29, 2008	May 31, 2007
REVENUES:
Theatre admissions	$137,335	$114,703	$98,184
Rooms	84,673	94,077	88,369
Theatre concessions	67,881	56,849	49,018
Food and beverage	48,256	54,902	49,183
Other revenues	45,351	50,544	42,877

Total revenues	383,496	371,075	327,631
COSTS AND EXPENSES:
Theatre operations	112,921	95,694	81,085
Rooms	32,552	34,661	32,949
Theatre concessions	16,273	14,002	10,853
Food and beverage	38,441	42,918	38,505
Advertising and marketing	20,300	20,307	19,608
Administrative	38,716	37,007	34,464
Depreciation and amortization	32,228	31,259	26,913
Rent (Note 9)	7,744	5,145	3,413
Property taxes	15,185	14,124	9,473
Preopening expenses	255	412	5,293
Other operating expenses	25,482	27,848	23,936

Total costs and expenses	340,097	323,377	286,492

OPERATING INCOME	43,399	47,698	41,139
OTHER INCOME (EXPENSE):
Investment income (loss)	(780)	1,486	3,110
Interest expense	(13,963)	(15,157)	(13,921)
Net gain (loss) on disposition of property, equipment
and other assets	(814)	83	14,541
Equity losses from unconsolidated joint ventures,
net (Note 10)	(476)	(411)	(1,366)

	(16,033)	(13,999)	2,364

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	27,366	33,699	43,503
INCOME TAXES (Note 8)	10,166	13,213	9,576

EARNINGS FROM CONTINUING OPERATIONS	17,200	20,486	33,927

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Year ended
	May 28, 2009	May 29, 2008	May 31, 2007
DISCONTINUED OPERATIONS (Note 3):
Loss from discontinued operations, net of income
tax benefit of $365 in 2007	--	--	$(515)
Loss on sale of discontinued operations, net of income
taxes of $335 in 2007	--	--	(115)

LOSSES FROM DISCONTINUED OPERATIONS	--	--	(630)

NET EARNINGS	$17,200	$20,486	$33,297

EARNINGS PER SHARE FROM CONTINUING
OPERATIONS - BASIC:
Common Stock	$0.60	$0.70	$1.15
Class B Common Stock	0.54	0.64	1.04
LOSS PER SHARE FROM
DISCONTINUED OPERATIONS - BASIC:
Common Stock	--	--	$(0.02)
Class B Common Stock	--	--	(0.02)
NET EARNINGS PER SHARE - BASIC:
Common Stock	$0.60	$0.70	$1.13
Class B Common Stock	0.54	0.64	1.02
EARNINGS PER SHARE FROM CONTINUING
OPERATIONS - DILUTED:
Common Stock	$0.58	$0.68	$1.10
Class B Common Stock	0.54	0.64	1.03
LOSS PER SHARE FROM
DISCONTINUED OPERATIONS - DILUTED:
Common Stock	--	--	$(0.02)
Class B Common Stock	--	--	(0.02)
NET EARNINGS PER SHARE - DILUTED:
Common Stock	$0.58	$0.68	$1.08
Class B Common Stock	0.54	0.64	1.01

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation on Non-vested Stock	Treasury Stock	Total
BALANCES AT MAY 25, 2006	$22,236	$8,954	$45,911	$231,907	$112	$(293)	$(7,504)	$301,323
Cash dividends:
$.29 per share Class B Common Stock	--	--	--	(2,599)	--	--	--	(2,599)
$.32 per share Common Stock	--	--	--	(6,878)	--	--	--	(6,878)
Exercise of stock options	--	--	(671)	--	--	--	2,735	2,064
Purchase of treasury stock	--	--	--	--	--	--	(8,117)	(8,117)
Savings and profit-sharing contribution	--	--	176	--	--	--	273	449
Reissuance of treasury stock	--	--	112	--	--	--	159	271
Issuance of non-vested stock	--	--	(123)	--	--	--	123	--
Share based compensation	--	--	1,326	--	--	--	--	1,326
Reclassification of unearned compensation
on non-vested stock	--	--	(293)	--	--	293	--	--
Conversions of Class B Common Stock	64	(64)	--	--	--	--	--	--
Components of comprehensive income:
Net earnings	--	--	--	33,297	--	--	--	33,297
Change in unrealized gain on available
for sale investments, net of tax effect of $78	--	--	--	--	117	--	--	117
Minimum pension liability, net of tax
effect of $7	--	--	--	--	11	--	--	11

Total comprehensive income								33,425

Adjustment to initially apply SFAS No.
158, net of tax effect of $1,170	--	--	--	--	(1,755)	--	--	(1,755)

BALANCES AT MAY 31, 2007	22,300	8,890	46,438	255,727	(1,515)	--	(12,331)	319,509
Cash dividends:
$.31 per share Class B Common Stock	--	--	--	(2,748)	--	--	--	(2,748)
$.34 per share Common Stock	--	--	--	(7,189)	--	--	--	(7,189)
Exercise of stock options	--	--	(375)	--	--	--	1,200	825
Purchase of treasury stock	--	--	--	--	--	--	(14,323)	(14,323)
Savings and profit-sharing contribution	--	--	(3)	--	--	--	676	673
Reissuance of treasury stock	--	--	42	--	--	--	213	255
Issuance of non-vested stock	--	--	(87)	--	--	--	87	--
Share-based compensation	--	--	1,215	--	--	--	--	1,215
Other	--	--	107	--	--	--	--	107
Conversions of Class B Common Stock	5	(5)	--	--	--	--	--	--
Components of comprehensive income:
Net earnings	--	--	--	20,486	--	--	--	20,486
Change in unrealized gain on available
for sale investments, net of tax effect of $387	--	--	--	--	(581)	--	--	(581)
Pension adjustment, net of tax effect
of $386	--	--	--	--	(542)	--	--	(542)
Loss on swap agreement, net of tax
effect of $229 (Note 5)	--	--	--	--	(338)	--	--	(338)
Amortization of loss on swap agreement,
net of tax effect of $2 (Note 5)	--	--	--	--	3	--	--	3
Change in fair value of interest rate
swap, net of tax effect of $96 (Note 5)	--	--	--	--	141	--	--	141

Total comprehensive income								19,169

BALANCES AT MAY 29, 2008	22,305	8,885	47,337	266,276	(2,832)	--	(24,478)	317,493
Cash dividends:
$.31 per share Class B Common Stock	--	--	--	(2,743)	--	--	--	(2,743)
$.34 per share Common Stock	--	--	--	(7,096)	--	--	--	(7,096)
Exercise of stock options	--	--	(297)	--	--	--	781	484
Purchase of treasury stock	--	--	--	--	--	--	(324)	(324)
Savings and profit-sharing contribution	--	--	(676)	--	--	--	1,354	678
Reissuance of treasury stock	--	--	(69)	--	--	--	295	226
Issuance of non-vested stock	--	--	(117)	--	--	--	117	--
Share-based compensation	--	--	1,421	--	--	--	--	1,421
Other	--	--	50	--	--	--	--	50
Conversions of Class B Common Stock	25	(25)	--	--	--	--	--	--
Components of comprehensive income:
Net earnings	--	--	--	17,200	--	--	--	17,200
Change in unrealized gain on available
for sale investments, net of tax effect of $294	--	--	--	--	441	--	--	441
Pension adjustment, net of tax effect
of $252	--	--	--	--	264	--	--	264
Amortization of loss on swap agreement,
net of tax effect of $50 (Note 5)	--	--	--	--	73	--	--	73
Change in fair value of interest rate
swap, net of tax effect of $472 (Note 5)	--	--	--	--	(727)	--	--	(727)

Total comprehensive income								17,251

BALANCES AT MAY 28, 2009	$22,330	$8,860	$47,649	$273,637	$(2,781)	$--	$(22,255)	$327,440

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended
	May 28, 2009	May 29, 2008	May 31, 2007
OPERATING ACTIVITIES
Net earnings	$17,200	$20,486	$33,297
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures	476	411	1,770
Consolidation of joint venture	659	--	--
Gain on disposition of property, equipment and other assets	(304)	(117)	(8,868)
Loss (gain) on sale of condominium units	1,118	34	(5,893)
Loss on available for sale securities	1,317	--	--
Impairment of property and equipment	--	200	--
Distributions from joint ventures	--	11	184
Amortization of loss on swap agreement	123	5	--
Amortization of favorable lease right	334	334	(9)
Depreciation and amortization	32,228	31,259	26,925
Stock compensation expense	1,421	1,215	1,326
Deferred income taxes	(3,028)	2,260	7,405
Deferred compensation and other	4,051	2,125	2,007
Contribution of the Company's stock to savings and
profit-sharing plan	678	673	449
Changes in operating assets and liabilities:
Accounts and notes receivable	4,907	1,136	(445)
Real estate and development costs	--	--	3,173
Condominium units held for sale	--	(70)	(692)
Other current assets	2,178	(1,084)	7,794
Accounts payable	3,823	(7,299)	4,711
Income taxes	3,283	4,426	(3,643)
Taxes other than income taxes	196	1,206	415
Accrued compensation	(2,283)	228	(724)
Other accrued liabilities	1,065	331	(4,326)

Total adjustments	52,242	37,284	31,559

Net cash provided by operating activities	69,442	57,770	64,856
INVESTING ACTIVITIES
Capital expenditures	(35,741)	(24,437)	(111,102)
Purchase of theatres, net of cash acquired	--	(40,500)	(75,650)
Net proceeds from disposals of property, equipment and other assets	1,408	38	32,194
Net proceeds from sale of condominium units	--	409	95,695
Net proceeds received from (held by) intermediaries	--	5,749	(3,997)
Contributions received from Oklahoma City	--	--	3,972
Decrease (increase) in other assets	(1,069)	(1,187)	(1,996)
Purchase of interest and capital contribution in joint ventures	--	(35)	(11,057)
Cash advanced to joint ventures	--	(223)	(344)

Net cash used in investing activities	(35,402)	(60,186)	(72,285)
FINANCING ACTIVITIES
Debt transactions:
Proceeds from issuance of notes payable and long-term debt	67,111	75,507	111,448
Principal payments on notes payable and long-term debt	(98,343)	(47,280)	(111,270)
Debt issuance costs	--	(557)	--
Payment on swap agreement termination	--	(567)	--
Equity transactions:
Treasury stock transactions, except for stock options	(98)	(14,153)	(7,846)
Exercise of stock options	484	825	2,064
Dividends paid	(9,838)	(9,937)	(9,477)

Net cash provided by (used in) financing activities	(40,684)	3,838	(15,081)

Net increase (decrease) in cash and cash equivalents	(6,644)	1,422	(22,510)
Cash and cash equivalents at beginning of year	13,440	12,018	34,528

Cash and cash equivalents at end of year	$6,796	$13,440	$12,018

See accompanying notes.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 28, 2009

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

Principles of Consolidation – The consolidated financial statements include the accounts of The Marcus Corporation and all of its subsidiaries, including a 50% owned joint venture entity in which the Company has a controlling financial interest. Investments in affiliates which are 50% or less owned by the Company for which the Company exercises significant influence or for which the affiliate maintains separate equity accounts are accounted for on the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year – The Company reports on a 52/53-week year ending the last Thursday of May. Fiscal 2009 and 2008 were 52-week years and fiscal 2007 was a 53-week year.

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

Fair Value Measurements – The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157), on May 30, 2008 as it relates to financial assets and liabilities and the impact of this adoption was not material to the Company’s financial statements. With the adoption of SFAS No. 157-2, SFAS No. 157 will be effective for the Company’s nonrecurring nonfinancial assets and liabilities in fiscal 2010. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, defines fair value based upon an exit price model, establishes a framework for measuring fair value, and expands the applicable disclosure requirements. SFAS No. 157 indicates, among other things, that a fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

SFAS No. 157 establishes a fair value hierarchy for the pricing inputs used to measure fair value. The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2009

1.	Description of Business and Summary of Significant Accounting Policies (continued)

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At May 28, 2009, the Company’s $412,000 of available for sale securities were valued using Level 1 pricing inputs.

Level 2 – At May 28, 2009, the $961,000 liability related to the Company’s interest rate hedge contract was based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At May 28, 2009, none of the Company’s assets or liabilities were valued using Level 3 pricing inputs.

The carrying value of the Company’s financial instruments (including cash and cash equivalents, accounts receivable, notes receivable, investments and accounts and notes payable) approximates fair value. The fair value of the Company’s $116,597,000 of senior notes is approximately $100,922,000 at May 28, 2009, determined based upon current market interest rates for financial instruments with a similar average remaining life. The carrying amounts of the Company’s remaining long-term debt approximate their fair values.

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

Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. For the purpose of determining fair value, defined as the amount at which an asset or group of assets could be bought or sold in a current transaction between willing parties, the Company utilizes currently available market valuations of similar assets in its respective industries, often expressed as a given multiple of operating cash flow. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of May 28, 2009, May 29, 2008, and May 31, 2007, and determined that there was no significant impact on the Company’s results of operations, other than a $200,000 before-tax impairment charge recorded in fiscal 2008 related to closed theatres.

Goodwill – The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performed an annual impairment test as of the Company’s year-end date in fiscal 2009, 2008 and 2007 and deemed that no impairment existed. The Company has determined that its reporting units are its operating segments and all the Company’s goodwill, which represents the excess of the acquisition cost over the fair value of the assets acquired, relates to its Theatres segment. There were no goodwill impairment charges in fiscal 2009 or 2008. A summary of the Company’s goodwill activity follows:

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2009

1.	Description of Business and Summary of Significant Accounting Policies (continued)

	May 28, 2009	May 29, 2008
	(in thousands)
Balance at beginning of year	$44,325	$37,805
Adjustment to prior year theatre acquisition	416	(1,044)
Theatre acquisition	--	7,564
Deferred tax adjustment	(189)	--

Balance at end of year	$44,552	$44,325

Capitalization of Interest – The Company capitalizes interest during construction periods by adding such interest to the cost of constructed assets. Interest of approximately $127,000, $62,000 and $856,000 was capitalized in fiscal 2009, 2008 and 2007, respectively.

Investments – Available for sale securities are stated at fair market value, with unrealized gains and losses reported as a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method. Realized gains and losses and declines in value judged to be other-than-temporary are included in investment income (loss). The Company evaluates securities for other-than-temporary impairment on a periodic basis and principally considers the type of security, the severity of the decline in fair value, and the duration of the decline in fair value in determining whether a security’s decline in fair value is other-than-temporary. In fiscal 2009, the Company recognized a $1,317,000 other-than-temporary investment loss on securities whose market value was substantially below cost which is included in investment income (loss) in the consolidated statements of earnings.

Revenue Recognition – The Company recognizes revenue from its rooms as earned on the close of business each day. Revenues from theatre admissions, concessions and food and beverage sales are recognized at the time of sale. Revenues from advanced ticket and gift certificate sales are recorded as deferred revenue and are recognized when tickets or gift certificates are redeemed. The Company has deferred revenue of $12,255,000 and $11,425,000, which is included in other accrued liabilities as of May 28, 2009 and May 29, 2008, respectively. Other revenues include management fees for theatres and hotels under management agreements. The management fees are recognized as earned based on the terms of the agreements and include both base fees and incentive fees. Revenues do not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting sales tax.

Advertising and Marketing Costs – The Company expenses all advertising and marketing costs as incurred.

Workers Compensation and General Liability Claims – The Company records accruals for workers compensation and general liability claims in the period in which they are probable and reasonably estimable. The Company’s principal self-insurance programs include workers compensation and general liability where it self-insures up to a specified dollar amount. Claims exceeding this amount up to specified limits are covered by policies purchased from commercial insurers. The Company estimates the liability for the majority of the self-insured claims using its claim experience for the periods being valued.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2009

1.	Description of Business and Summary of Significant Accounting Policies (continued)

Income Taxes – In accordance with SFAS No. 109, Accounting for Income Taxes, (SFAS 109), the Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in the future tax returns for which the Company has already properly recorded the tax benefit in the income statement. The Company regularly assesses the probability that the deferred tax asset balance will be recovered against future taxable income, taking into account such factors as earnings history, carryback and carryforward periods, and tax strategies. When the indications are that recovery is unlikely, a valuation allowance is established against the deferred tax asset, increasing income tax expense in the year that conclusion is made. See Note 8 – Income Taxes.

The Company adopted the provision of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (as amended) (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. See Note 8 – Income Taxes.

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

Earning Per Share – Net earnings per share (EPS) of Common Stock and Class B Common Stock is computed in accordance with SFAS No. 128, Earnings per Share (SFAS No. 128) using the two class method. Under the provisions of SFAS No. 128, basic net earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding less any non-vested stock. Diluted net earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and non-vested stock using the treasury method. Convertible Class B Common Stock is reflected on an if-converted basis. The computation of the diluted net earnings per share of Common Stock assumes the conversion of Class B Common Stock, while the diluted net earnings per share of Class B Common Stock does not assume the conversion of those shares.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2009

1.	Description of Business and Summary of Significant Accounting Policies (continued)

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted earnings per share for earnings from continuing operations and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Year ended
	May 28, 2009	May 29, 2008	May 31, 2007
	(in thousands, except per share data)
Numerator:
Earnings from continuing operations	$17,200	$20,486	$33,927

Denominator:
Denominator for basic EPS	29,663	29,956	30,359
Effect of dilutive employee stock options and
non-vested stock	156	274	448

Denominator for diluted EPS	29,819	30,230	30,807

Earnings per share from continuing operations - Basic:
Common Stock	$0.60	$0.70	$1.15
Class B Common Stock	$0.54	$0.64	$1.04
Earnings per share from continuing operations - Diluted:
Common Stock	$0.58	$0.68	$1.10
Class B Common Stock	$0.54	$0.64	$1.03

Options to purchase 885,717 shares, 371,975 shares, and 5,500 shares of common stock at prices ranging from $14.07 to $23.37, $19.75 to $23.37, and $22.89 to $23.37 per share were outstanding at May 28, 2009, May 29, 2008, and May 31, 2007, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares, and, therefore, the effect would be antidilutive.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	May 28, 2009	May 29, 2008
	(in thousands)
Unrealized gain (loss) on available for sale investments	$99	$(341)
Unrecognized loss on terminated interest rate swap agreement	(262)	(335)
Unrealized gain (loss) on interest rate swap agreement	(585)	141
Net unrecognized actuarial loss	(2,033)	(2,297)

	$(2,781)	$(2,832)

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2009

1.	Description of Business and Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements – In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (R), Business Combinations, which establishes accounting standards for acquisitions made by the Company. This statement is effective for the Company in fiscal 2010 and the Company does not expect the statement to have an impact on its overall financial position.

The FASB also released SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which permits an entity to choose to measure many financial instruments and certain other items at fair value. The statement was effective for the Company in fiscal 2009 and did not have a material effect on the Company’s overall financial position. The Company did not elect the fair value option.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. It is intended to enhance the current disclosure framework in FASB No. 133. This statement was effective for the Company in fiscal 2009 and did not have an impact on the Company’s overall financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes principles and requirements for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This statement is effective for the Company in fiscal 2010 and the Company does not expect the statement to have an impact on its overall financial position.

In June 2009, the FASB issued SFAS No. 167, Amendment to FASB Interpretation No. 46(R), which amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (VIE). The statement requires a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessment of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an entity’s involvement with a VIE. This statement is effective for the Company in fiscal 2011 and the Company is evaluating the impact of this statement on its overall financial position.

2.	Acquisitions

On April 3, 2008, the Company acquired seven owned and/or leased movie theatres for a total purchase price of $40,500,000, net of cash acquired. The acquisition was accounted for using the purchase method of accounting. The assets acquired consist primarily of land, buildings, leasehold improvements and equipment. The difference between the fair value of the net assets acquired and the purchase price was recorded as goodwill of $7,564,000. The $10,070,000 allocated to goodwill for income tax purposes is deductible over 15 years. The consolidated financial statements reflect the final allocation of the purchase price to the assets acquired and liabilities assumed based on their respective fair values. In fiscal 2008, the acquired theatres contributed approximately $4,131,000 and $456,000 to revenues and operating income, respectively.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2009

2.	Acquisitions (continued)

On April 19, 2007, the Company acquired 11 owned and/or leased movie theatres for a total purchase price of $75,650,000, net of cash acquired. The acquisition was accounted for using the purchase method of accounting. The net assets acquired consisted primarily of land, buildings, leasehold improvements and equipment. The difference between the fair value of the net assets acquired and the purchase price was recorded as goodwill of $25,981,000. The $26,609,000 allocated to goodwill for income tax purposes is deductible over 15 years. The consolidated financial statements reflect the final allocation of the purchase price to the assets acquired and liabilities assumed based on their respective fair values. In fiscal 2007, the acquired theatres contributed approximately $3,500,000 and $650,000 to revenues and operating income, respectively.

3.	Discontinued Operations

On September 3, 2004, the Company sold substantially all of the assets of its limited-service lodging division. In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), the results of operations of the limited-service lodging division were reported as discontinued operations in the consolidated statements of earnings for fiscal 2007. Limited-service lodging revenues and operating losses for the year ended May 31, 2007 were $102,000 and $166,000, respectively. Beginning with fiscal 2008, any remaining results of operations from this division are included in continuing operations.

On June 29, 2006, the Company sold the remaining timeshare inventory of its Marcus Vacation Club at Grand Geneva vacation ownership development. The assets sold consisted primarily of real estate and development costs. In accordance with SFAS No. 144, the results of operations of the Marcus Vacation Club, which had historically been included in the Hotels and Resorts segment financial results, have been reported as discontinued operations in the consolidated statements of earnings for fiscal 2007. Marcus Vacation Club revenues and operating losses for the year ended May 31, 2007 were $3,958,000 and $33,000, respectively. Beginning with fiscal 2008, any remaining results of operations from this division are included in continuing operations.

The cash flows from discontinued operations were inconsequential for all periods presented in the consolidated statements of cash flows.

4.	Additional Balance Sheet Information

The composition of accounts and notes receivable is as follows:

	May 28, 2009	May 29, 2008
	(in thousands)
Trade receivables, net of allowances of $458 and $334, respectively	$3,610	$6,267
Current notes receivable for interval ownership	615	867
Other receivables, net of allowances of $1,292 and $0, respectively	8,014	9,415

	$12,239	$16,549

In fiscal 2009, the Company recorded a $1,292,000 allowance for other receivables related to funds advanced to owners of managed properties.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2009

4.	Additional Balance Sheet Information (continued)

The composition of property and equipment, which is stated at cost, is as follows:

	May 28, 2009	May 29, 2008
	(in thousands)
Land and improvements	$89,090	$81,107
Buildings and improvements	512,002	496,786
Leasehold improvements	60,423	63,243
Furniture, fixtures and equipment	210,684	204,250
Construction in progress	8,489	1,713

	880,688	847,099
Less accumulated depreciation and amortization	285,132	259,271

	$595,556	$587,828

The composition of other assets is as follows:

	May 28, 2009	May 29, 2008
	(in thousands)
Favorable lease right	$12,018	$12,352
Long-term notes receivable for interval ownership, net	1,068	1,652
Split dollar life insurance policies	8,419	11,269
Other assets	12,463	13,336

	$33,968	$38,609

The Company’s long-term notes receivable for interval ownership are net of a reserve for uncollectible amounts of $269,000 and $478,000 as of May 28, 2009 and May 29, 2008, respectively. The notes bear fixed-rate interest between 6.0% and 15.9% over the seven-year or ten-year terms of the loans. The weighted-average rate of interest on outstanding notes receivable for interval ownership is 15.44%. The notes are collateralized by the underlying vacation intervals.

The Company’s favorable lease right is being amortized over the expected term of the underlying lease and is expected to result in amortization of $334,000 in each of the five succeeding fiscal years.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2009

5.	Long-Term Debt

Long-term debt is summarized as follows:

	May 28, 2009	May 29, 2008
	(in thousands, except payment data)
Mortgage notes	$61,423	$60,711
Senior notes	116,597	148,298
Unsecured term note due February 2025, with monthly principal and
interest payments of $39,110, bearing interest at 5.75%	4,855	5,039
Commercial paper	5,500	61,866
Revolving credit agreement	67,000	9,000

	255,375	284,914
Less current maturities	14,432	31,922

	$240,943	$252,992

The mortgage notes, both fixed rate and adjustable, bear interest from 1.0% to 6.5% at May 28, 2009, and mature in fiscal years 2010 through 2036. The mortgage notes are secured by the related land, buildings and equipment.

The $116,597,000 of senior notes maturing in 2012 through 2020 require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 5.89% to 7.93%, with a weighted-average fixed rate of 6.70% and 6.84% at May 28, 2009 and May 29, 2008, respectively.

The Company issues commercial paper through an agreement with a bank, up to a maximum of $35,000,000, which bears interest at 1.17% at May 28, 2009. The agreement requires the Company to maintain unused bank lines of credit at least equal to the principal amount of outstanding commercial paper.

At May 28, 2009, the Company had a credit line totaling $175,000,000 in place. There were borrowings of $67,000,000 outstanding on the line, which bears interest at LIBOR plus a margin which adjusts based on the Company’s borrowing levels, effectively 1.175% at May 28, 2009. This agreement matures in April 2013 and requires an annual facility fee of 0.20% on the total commitment. Based on borrowings and commercial paper outstanding, availability under the line at May 28, 2009 totaled $102,500,000.

The Company has the ability and the intent to replace commercial paper borrowings with long-term borrowings under its credit facility. Accordingly, the Company has classified these borrowings at May 28, 2009 as long-term.

The Company’s loan agreements include, among other covenants, maintenance of certain financial ratios, including a debt-to-capitalization ratio and a fixed charge coverage ratio. The Company is in compliance with all debt covenants at May 28, 2009.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2009

5.	Long-Term Debt (continued)

Scheduled annual principal payments on long-term debt for the years subsequent to May 28, 2009 are:

Fiscal Year	(in thousands)
2010	$14,432
2011	39,610
2012	17,346
2013	109,583
2014	7,323
Thereafter	67,081

$255,375

Interest paid, net of amounts capitalized, in fiscal 2009, 2008, and 2007 totaled $14,302,000, $15,026,000, and $13,581,000, respectively.

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into an interest rate swap agreement on February 1, 2008 covering $25,170,000 of floating rate debt, which expires February 1, 2011, and requires the Company to pay interest at a defined rate of 3.24% while receiving interest at a defined variable rate of one-month LIBOR (0.375% at May 28, 2009). Per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company must recognize derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. In fiscal 2009 and from February 1, 2008 through May 29, 2008, the interest rate swap was considered effective and had no effect on earnings. The increase (decrease) in fair value of the interest rate swap of $(1,198,000) ($(726,000) net of tax) and $237,000 ($141,000 net of tax), is included in accumulated other comprehensive loss in fiscal 2009 and 2008, respectively. The Company does not expect the interest rate swap to have any effect on earnings within the next 12 months.

As of May 28, 2009 and May 29, 2008, the notional amount of the swap was $25,170,000. The fair value of the swap as of May 28, 2009 was a liability of $961,000 and was included in other long-term liabilities. As of May 29, 2008, the fair value of the swap was an asset of $237,000 and was included in other long-term assets.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2009

5.	Long-Term Debt (continued)

On February 29, 2008, the Company also entered into an interest rate swap agreement covering $25,000,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.49% while receiving interest at a defined variable rate of three-month LIBOR. The interest rate swap agreement was considered effective and qualified as a cash flow hedge. On March 19, 2008, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $567,000 ($338,000 net of tax). In fiscal 2009 and from March 19, 2008, through May 29, 2008, the Company reclassified $123,000 ($73,000 net of tax) and $5,000 ($3,000 net of tax) from accumulated other comprehensive loss to interest expense, respectively. The remaining loss at May 28, 2009 in accumulated other comprehensive loss will be reclassified into earnings as interest expense through April 15, 2013, the remaining life of the original hedge. The Company expects to reclassify approximately $113,000 ($68,000 net of tax) of loss into earnings within the next 12 months.

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

Through May 28, 2009, the Company’s Board of Directors has approved the repurchase of up to 6,687,500 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options and for savings and profit-sharing plan contributions. The Company purchased 19,831, 828,418, and 410,696 shares pursuant to these authorizations during fiscal 2009, 2008, and 2007, respectively. At May 28, 2009, there were 2,299,177 shares available for repurchase under these authorizations.

The Company’s Board of Directors has authorized the issuance of up to 750,000 shares of Common Stock for The Marcus Corporation Dividend Reinvestment and Associate Stock Purchase Plan. At May 28, 2009, there were 559,570 shares available under this authorization.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2009

6.	Shareholders’ Equity and Stock-Based Compensation (continued)

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

Awarded shares of non-vested stock cumulatively vest either 25% after three years of the grant date, 50% after five years of the grant date, 75% after ten years of the grant date and 100% upon retirement, or 50% after three years of the grant date and 100% after five years of the grant date, depending on the date of grant. The non-vested stock may not be sold, transferred, pledged or assigned, except as provided by the vesting schedule included in the Company’s equity incentive plan. During the period of restriction, the holder of the non-vested stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock. Non-vested stock awards and shares issued upon option exercises are issued from previously acquired treasury shares. At May 28, 2009, there were 989,445 shares available for grants of additional stock options, non-vested stock and other types of equity awards under the current plan.

Stock-based compensation, including stock options and non-vested stock awards, are accounted for in accordance with SFAS No. 123 (R), Share-Based Payment, which requires stock-based compensation to be expensed over the vesting period of the awards based on the grant date fair value.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions used for awards granted during fiscal 2009, 2008 and 2007:

	Year Ended May 28, 2009	Year Ended May 29, 2008	Year Ended May 31, 2007
Risk-free interest rate	3.9%	4.6%	5.0%
Dividend yield	1.9%	1.5%	1.6%
Volatility	38-41%	33-41%	37-41%
Expected life	4-9 years	4-9 years	5-9 years

Total pre-tax stock-based compensation expense was $1,421,000, $1,215,000, and $1,326,000 in fiscal 2009, 2008 and 2007, respectively.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2009

6.	Shareholders’Equity and Stock-Based Compensation (continued)

A summary of the Company’s stock option activity and related information follows:

	May 28, 2009		May 29, 2008		May 31, 2007
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
	(options in thousands)
Outstanding at beginning of year	1,250	$13.95	1,137	$12.69	1,157	$11.22
Granted	327	15.54	212	20.06	195	19.86
Exercised	(48)	10.03	(73)	11.29	(185)	10.70
Forfeited	(29)	16.44	(26)	16.59	(30)	14.88

Outstanding at end of year	1,500	$14.37	1,250	$13.95	1,137	$12.69

Exercisable at end of year	778	$11.82	662	$10.77	548	$10.22

Weighted-average fair value of	$5.87	$7.45	$8.09
options granted during year

Exercise prices for options outstanding as of May 28, 2009 ranged from $7.71 to $23.37. The weighted-average remaining contractual life of those options is 6.0 years. The weighted-average remaining contractual life of options currently exercisable is 4.0 years. Additional information related to these options segregated by exercise price range is as follows:

	Exercise Price Range
	$7.71 to $12.71	$12.72 to $17.73	$17.74 to $23.37
	(options in thousands)
Options outstanding	486	655	359
Weighted-average exercise price of options outstanding	$9.78	$14.61	$20.14
Weighted-average remaining contractual life of options
outstanding	2.6	7.5	7.7
Options exercisable	486	220	72
Weighted-average exercise price of options exercisable	$9.78	$13.65	$19.96

The intrinsic value of options outstanding at May 28, 2009 was $503,000, and the intrinsic value of options exercisable at May 28, 2009 was $503,000. The intrinsic value of options exercised was $291,000, $2,299,000, and $2,246,000 during fiscal 2009, 2008 and 2007, respectively. As of May 28, 2009, total remaining unearned compensation cost related to stock options was $3,018,000, which will be amortized to expense over the remaining service period of five years.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2009

6.	Shareholders’Equity and Stock-Based Compensation (continued)

A summary of the Company’s non-vested stock activity and related information follows:

	May 28, 2009		May 29, 2008
	Shares	Weighted-Average Fair Value	Shares	Weighted-Average Fair Value
	(shares in thousands)
Outstanding at beginning of year	87	$18.64	89	$18.71
Granted	--	--	--	--
Vested	(12)	15.84	(2)	21.60
Forfeited	--	--	--	--

Outstanding at end of year	75	$19.07	87	$18.64

The Company expenses awards of non-vested stock based on the fair value of the Company’s common stock at the date of grant. As of May 28, 2009, total remaining unearned compensation related to non-vested stock was $546,000, which will be amortized over the weighted-average remaining service period of 7.3 years.

7.	Employee Benefit Plans

The Company has a qualified profit-sharing savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides for a contribution of a minimum of 1% of defined compensation for all plan participants and matching of 25% of employee contributions up to 6% of defined compensation. In addition, the Company may make additional discretionary contributions. During fiscal 2009, 2008 and 2007, the 1% and the discretionary contributions were made with the Company’s common stock. The Company also sponsors unfunded, nonqualified, defined-benefit and deferred compensation plans. The Company’s unfunded, nonqualified defined-benefit plan was amended effective January 1, 2009 to include two components. The first component applies to certain participants and continues to provide the same nonqualified pension benefits as were provided prior to the amendment. The second component applies to all other participants and provides an account-based supplemental retirement benefit. Pension and profit-sharing expense related to continuing operations for all plans was $2,997,000, $2,597,000, and $2,408,000 for fiscal 2009, 2008 and 2007, respectively.

The Company accounts for its defined benefit plan in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires the Company to recognize actuarial losses and prior service costs in the statement of financial position and to recognize changes in these amounts in the year in which changes occur through comprehensive income. Additionally, the Company is required to measure the funded status of its plan as of the date of its year-end statement of financial position.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2009

7.	Employee Benefit Plans (continued)

The status of the Company’s unfunded nonqualified, defined-benefit and account-based retirement plan based on the respective May 28, 2009 and May 29, 2008 measurement dates is as follows:

	May 28, 2009	May 29, 2008
	(in thousands)
Change in benefit obligation:
Net benefit obligation at beginning of year	$18,848	$16,686
Service cost	539	485
Interest cost	1,229	1,024
Plan change	(1,256)	--
Actuarial (gain) loss	867	998
Benefits paid	(1,178)	(345)

Net benefit obligation at end of year	$19,049	$18,848

Funded status at end of year	$(19,049)	$(18,848)
Unrecognized net actuarial loss	--	--
Unrecognized prior service cost (credit)	(1,223)	--
Other comprehensive income	4,561	3,854

Net amount recognized at end of year	$(15,711)	$(14,994)

Amounts recognized in the statement of financial position consist of:
Current accrued benefit liability	$(823)	$(1,101)
Noncurrent accrued benefit liability	(18,226)	(17,747)
Accumulated other comprehensive loss	2,033	2,297
Deferred tax asset	1,305	1,557

Net amount recognized at end of year	$(15,711)	$(14,994)

	Year ended
	May 28, 2009	May 29, 2008	May 31, 2007
	(in thousands)
Net periodic pension cost:
Service cost	$539	$485	$432
Interest cost	1,229	1,024	1,085
Net amortization of prior service cost, transition
obligation and actuarial loss	128	69	186

	$1,896	$1,578	$1,703

The $2,033,000 loss, net of tax, included in accumulated other comprehensive loss at May 28, 2009, consists of the $2,778,000 net actuarial loss, net of tax, and the $745,000 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost.

The accumulated benefit obligation was $13,889,000 and $13,813,000 as of May 28, 2009 and May 29, 2008, respectively.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2009

7.	Employee Benefit Plans (continued)

The pre-tax change in the benefit obligation recognized in other comprehensive loss during fiscal 2009 consisted of the current year net actuarial loss of $868,000, the amortization of the net actuarial loss of $160,000, the current year plan change credit of $1,256,000 and the amortization of the prior service credit of $32,000. The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2010 is $87,000 and relates to the actuarial loss and the prior service credit.

The benefit obligations were determined using an assumed weighted-average discount rate of 6.60% in 2009 and 2008, and an annual salary rate increase of 5.0% for both years.

The net periodic benefit cost was determined using an assumed discount rate of 6.60%, 6.10%, and 6.25% in 2009, 2008 and 2007, respectively, and an annual salary rate increase of 5.0% for all three years.

Benefit payments expected to be paid subsequent to May 28, 2009 are:

Fiscal Year	(in thousands)
2010	$823
2011	821
2012	869
2013	892
2014	922
Years 2015 - 2019	7,182

8.	Income Taxes

The components of the net deferred tax liability are as follows:

	May 28, 2009	May 29, 2008
	(in thousands)
Current deferred income tax assets:
Depreciation and amortization	$--	$6
Accrued employee benefits	578	557
Other	2,561	764

Net current deferred tax assets	$3,139	$1,327

Noncurrent deferred income tax (liabilities) assets:
Depreciation and amortization	$(42,783)	$(40,645)
Accrued employee benefits	9,260	9,050
Other	1,499	(1,294)

Net noncurrent deferred tax liabilities	$(32,024)	$(32,889)

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2009

8.	Income Taxes (continued)

Income tax expense for continuing operations consists of the following:

	Year ended
	May 28, 2009	May 29, 2008	May 31, 2007
	(in thousands)
Current:
Federal	$8,686	$10,298	$8,753
State	2,767	2,471	(1,244)
Deferred:
Federal	(635)	389	1,813
State	(652)	55	254

	$10,166	$13,213	$9,576

Income tax expense is included in the accompanying consolidated statements of earnings as follows:

	Year ended
	May 28, 2009	May 29, 2008	May 31, 2007
	(in thousands)
Continuing operations	$10,166	$13,213	$9,576
Discontinued operations	--	--	(30)

	$10,166	$13,213	$9,546

A reconciliation of the statutory federal tax rate to the effective tax rate for continuing operations follows:

	Year ended
	May 28, 2009	May 29, 2008	May 31, 2007
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income
tax benefit	5.1	4.9	5.1
Federal and state historic tax credits	--	--	(18.0)
Other	(2.9)	(0.7)	(0.1)

	37.2%	39.2%	22.0%

Income taxes paid, net of refunds received, in fiscal 2009, 2008, and 2007 totaled $6,293,000, $10,674,000, and $4,796,000, respectively.

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2009

8.	Income Taxes (continued)

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefit are as follows:

	Year Ended
	May 28, 2009	May 29, 2008
	(in thousands)
Balance at beginning of year	$967	$930
Increases due to:
Tax positions taken in prior years	3,778	37
Tax positions taken in current year	--	--
Decreases due to:
Tax positions taken in prior years	--	--
Settlements with taxing authorities	--	--
Lapse of applicable statute of limitations	(627)	--

Balance at end of year	$4,118	$967

The Company’s total unrecognized tax benefits that, if recognized, would effect the company’s effective tax rate were $1,511,000 and $889,000 as of May 28, 2009 and May 29, 2008, respectively. At May 28, 2009 and May 29, 2008, the Company had accrued interest of $999,000 and $268,000, respectively, and no penalties. The company classifies interest and penalties relating to income taxes as income tax expense. For the year ended May 28, 2009, $712,000 of interest and no penalties were recognized in the statement of earnings compared to $51,000 of interest and no penalties for the year ended May 29, 2008.

The Company is currently undergoing an examination of its consolidated federal income tax returns which was commenced by the Internal Revenue Service (“IRS”) in October 2008 for the fiscal years 2006 and 2007. The company is no longer subject to federal income tax examination for years prior to those currently under examination. With certain exceptions, the Company’s state income tax returns are no longer subject to examination for the fiscal years 2004 and prior. At this time, the Company does not expect the results from any income tax audit to have a significant impact on the Company’s financial statements.

It is reasonably possible that the Company’s unrecognized tax benefits may decrease within the next twelve months by up to $1,300,000, primarily as a result of the lapse of the applicable statute of limitations and the completion of tax examinations by taxing authorities.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2009

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

	Year ended
	May 28, 2009	May 29, 2008	May 31, 2007
	(in thousands)
Fixed minimum rentals	$7,295	$4,738	$2,957
Amortization of favorable lease right	334	334	354
Percentage rentals	115	73	102

	$7,744	$5,145	$3,413

Aggregate minimum rental commitments under long-term operating leases, assuming the exercise of certain lease options, are as follows at May 28, 2009:

Fiscal Year	(in thousands)
2010	$6,209
2011	6,160
2012	6,104
2013	6,120
2014	5,784
Thereafter	104,964

$135,341

Commitments – The Company has commitments for the completion of construction at various properties totaling approximately $7,566,000 at May 28, 2009.

License Rights – The Company has license rights to operate three hotels using the Hilton trademark, one hotel using the Four Points by Sheraton trademark and one hotel using the InterContinental trademark. Under the terms of the licenses, the Company is obligated to pay fees based on defined gross sales.

Contingencies – The Company guarantees the debt of a joint venture totaling $1,449,000 at May 28, 2009. The debt of the joint venture is collateralized by the real estate, building and improvements and all equipment. The Company does not anticipate this guarantee to be payable within the next fiscal year.

The Company has approximately four and one half-years remaining on a ten and one half-year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $2,087,000 as of May 28, 2009.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2009

10.	Joint Venture Transactions

At May 28, 2009 and May 29, 2008, the Company held investments with aggregate carrying values of $1,391,000 and $1,659,000, respectively, in several joint ventures, which are accounted for under the equity method.

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

The Company has receivables from joint ventures of $1,394,000 and $3,971,000 at May 28, 2009 and May 29, 2008, respectively. The Company earned interest on $2,576,000 of the net receivables at approximately prime to prime plus 1.5% during fiscal 2008.

Included in notes payable at May 28, 2009 and May 29, 2008 is $229,000 and $227,000, respectively, owed to joint ventures in connection with cash advanced to the Company. The Company pays interest on the cash advances based on the 90-day certificate of deposit rates.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2009

11.	Business Segment Information

The Company evaluates performance and allocates resources based on the operating income (loss) of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Following is a summary of business segment information for fiscal 2007 through 2009:

	Theatres	Hotels/ Resorts	Corporate Items	Continuing Operations Total	Discontinued Operations	Total
	(in thousands)
Fiscal 2009
Revenues	$215,258	$167,055	$1,183	$383,496	--	$383,496
Operating income (loss)	43,671	9,700	(9,972)	43,399	--	43,399
Depreciation and amortization	16,431	15,148	649	32,228	--	32,228
Equity losses from unconsolidated joint ventures	--	(476)	--	(476)	--	(476)
Assets	359,232	306,467	45,824	711,523	--	711,523
Capital expenditures and acquisitions	20,924	14,680	137	35,741	--	35,741
Fiscal 2008
Revenues	$181,058	$188,520	$1,497	$371,075	--	$371,075
Operating income (loss)	35,334	21,556	(9,192)	47,698	--	47,698
Depreciation and amortization	15,128	15,450	681	31,259	--	31,259
Equity losses from unconsolidated joint ventures	--	(411)	--	(411)	--	(411)
Assets	355,247	318,368	48,033	721,648	--	721,648
Capital expenditures and acquisitions	49,049	15,806	82	64,937	--	64,937
Fiscal 2007
Revenues	$156,451	$169,942	$1,238	$327,631	$4,060	$331,691
Operating income (loss)	34,561	15,792	(9,214)	41,139	(224)	40,915
Depreciation and amortization	11,826	14,336	751	26,913	12	26,925
Equity losses from unconsolidated joint
ventures	(149)	(1,217)	--	(1,366)	(367)	(1,733)
Assets	320,280	329,245	47,883	697,408	975	698,383
Capital expenditures and acquisitions	115,403	70,606	743	186,752	--	186,752

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2009

12.	Unaudited Quarterly Financial Information (in thousands, except per share data)

	13 Weeks Ended
Fiscal 2009	August 28, 2008	November 27, 2008	February 26, 2009	May 28, 2009
Revenues	$120,371	$87,943	$91,011	$84,171
Operating income	23,947	8,342	6,178	4,932
Net earnings	12,433	896	1,663	2,208
Net earnings per common share - diluted	$0.42	$0.03	$0.06	$0.07

	13 Weeks Ended
Fiscal 2008	August 30, 2007	November 29, 2007	February 28, 2008	May 29, 2008
Revenues	$112,141	$83,431	$86,040	$89,463
Operating income	23,515	8,638	6,257	9,288
Net earnings	11,731	2,940	1,785	4,030
Net earnings per common share - diluted	$0.38	$0.10	$0.06	$0.14

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

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

        There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act during the fourth quarter of our fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

        The information required by this item with respect to directors is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled “Election of Directors” in the definitive Proxy Statement for our 2009 Annual Meeting of Shareholders scheduled to be held on October 14, 2009 (our “Proxy Statement”). The information required with respect to executive officers appears at the end of Part I of this Form 10-K. The required information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by directors and executive officers is incorporated by reference to the information pertaining thereto set forth under the caption entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

        The following table lists certain information about our three stock option plans, our 1995 Equity Incentive Plan, our 1994 Nonemployee Director Stock Option Plan and our 2004 Equity Incentive Plan, all of which were approved by our shareholders:

Number of securities to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under current equity compensation plan (excluding securities reflected in the first column)
1,500,000	$14.37	989,000

        The other information required by this item is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled “Stock Ownership of Management and Others” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item, to the extent applicable, is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled “Policies and Procedures Governing Related Person Transactions” in our Proxy Statement.

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

THE MARCUS CORPORATION

Date: August 11, 2009	By: /s/ Gregory S. Marcus
Gregory S. Marcus,
President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of us and in the capacities as of the date indicated above.

By: /s/ Gregory S. Marcus	By: /s/ Daniel F. McKeithan, Jr.
Gregory S. Marcus, President and Chief Executive	Daniel F. McKeithan, Jr., Director
Officer (Principal Executive Officer) and Director
By: /s/ Douglas A. Neis	By: /s/ Diane Marcus Gershowitz
Douglas A. Neis, Chief Financial	Diane Marcus Gershowitz, Director
Officer and Treasurer (Principal
Financial Officer and Accounting
Officer)
By: /s/ Stephen H. Marcus	By: /s/ Timothy E. Hoeksema
Stephen H. Marcus, Chairman and Director	Timothy E. Hoeksema, Director
By: /s/ Philip L. Milstein	By: /s/ Allan H. Selig
Philip L. Milstein, Director	Allan H. Selig, Director
By: /s/ Bronson J. Haase	By: /s/ James D. Ericson
Bronson J. Haase, Director	James D. Ericson, Director
By: /s/ Bruce J. Olson
Bruce J. Olson, Director

The most recent certifications by our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to the Form 10-K. We have also filed with the New York Stock Exchange the most recent Annual CEO Certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

S-1

EXHIBIT INDEX

3.1	Restated Articles of Incorporation. [Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended November 13, 1997.]

3.2	Bylaws, as amended. [Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended November 27, 2008.]

4.1	The Marcus Corporation Note Purchase Agreement dated October 25, 1996. [Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended November 14, 1996.]

4.2	First Supplement to Note Purchase Agreements dated May 15, 1998. [Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended May 28, 1998.]

4.3	Second Supplement to Note Purchase Agreements dated May 7, 1999. [Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the fiscal year ended May 27, 1999.]

4.4	Third Supplement to Note Purchase Agreements dated April 1, 2002. [Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2002.]

4.5	The Marcus Corporation Note Purchase Agreement dated April 17, 2008. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated April 17, 2008.]

4.6	Amended and Restated Credit Agreement dated April 18, 2008 by and among The Marcus Corporation, U.S. Bank National Association, J.P. Morgan Securities Inc., Bank of America, N.A., Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A, and the other financial institutions party thereto. [Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated April 17, 2008.]

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

10.1*	The Marcus Corporation 1995 Equity Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 5, 2006.]

10.2*	The Marcus Corporation 1994 Nonemployee Director Stock Option Plan, as amended. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 5, 2006.]

10.3*	The Marcus Corporation 2004 Equity Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 8, 2008.]

10.4*	Form of The Marcus Corporation 2004 Equity Incentive Plan Stock Option Award (Employees). [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 8, 2008.]

E-1

10.5*	Form of The Marcus Corporation 2004 Equity Incentive Plan Stock Option Award (Non-Employee Directors). [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 8, 2008.]

10.6*	Form of The Marcus Corporation Equity Incentive Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2005.]

10.7*	The Marcus Corporation Variable Incentive Plan Terms, as amended. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 7, 2009.]

10.8*	The Marcus Corporation Deferred Compensation Plan. [Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended May 25, 2006.]

10.9*	The Marcus Corporation Retirement Income and Supplemental Retirement Plan, as amended and restated. [Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarterly period ended November 27, 2008.]

10.10*	The Marcus Corporation Long-Term Incentive Plan Terms.

21	Our subsidiaries as of May 28, 2009.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.ss.1350

99.1	Administrative Services Agreement between Marcus Investments, LLC and The Marcus Corporation, as amended. [Incorporated by reference to Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.]

99.2	Proxy Statement for the 2009 Annual Meeting of Shareholders. (The Proxy Statement for the 2009 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of our fiscal year.)

*This exhibit is a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

E-2