Form 10-Q
period 2009-08-27
MARCUS CORP
filed 2009-10-06
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One).

Large accelerated filer	Accelerated filer	X
Non-accelerated filer
(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK OUTSTANDING AT OCTOBER 2, 2009 – 20,994,666

CLASS B COMMON STOCK OUTSTANDING AT OCTOBER 2, 2009 – 8,856,671

THE MARCUS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	(Unaudited) August 27, 2009	(Audited) May 28, 2009

ASSETS
Current assets:
Cash and cash equivalents	$8,231	$6,796
Accounts and notes receivable, net of reserves	12,303	12,239
Receivables from joint ventures, net of reserves	145	194
Deferred income taxes	3,242	3,139
Other current assets	8,740	7,776

Total current assets	32,661	30,144

Property and equipment:
Land and improvements	89,142	89,090
Buildings and improvements	512,242	512,002
Leasehold improvements	60,425	60,423
Furniture, fixtures and equipment	211,234	210,684
Construction in progress	12,614	8,489

Total property and equipment	885,657	880,688
Less accumulated depreciation and amortization	293,124	285,132

Net property and equipment	592,533	595,556

Other assets:
Investments in joint ventures	1,408	1,391
Goodwill	44,552	44,552
Condominium units held for sale	5,912	5,912
Other	33,756	33,968

Total other assets	85,628	85,823

TOTAL ASSETS	$710,822	$711,523

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	August 27, 2009	May 28, 2009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$228	$229
Accounts payable	15,336	22,743
Income taxes	4,765	796
Taxes other than income taxes	12,966	13,015
Accrued compensation	6,071	4,665
Other accrued liabilities	26,223	24,540
Current maturities of long-term debt	14,432	14,432

Total current liabilities	80,021	80,420

Long-term debt	231,287	240,943

Deferred income taxes	33,489	32,024

Deferred compensation and other	30,246	30,696

Shareholders’ equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	-	-
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,332,842 shares at August 27, 2009 and 22,329,978 shares at May 28, 2009	22,333	22,330
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,856,671 shares at August 27, 2009 and 8,859,535 shares at May 28, 2009	8,857	8,860
Capital in excess of par	47,890	47,649
Retained earnings	281,386	273,637
Accumulated other comprehensive loss	(2,658)	(2,781)

	357,808	349,695
Less cost of Common Stock in treasury (1,338,062 shares at August 27, 2009 and 1,364,585 shares at May 28, 2009)	(22,029)	(22,255)

Total shareholders’ equity	335,779	327,440

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$710,822	$711,523

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings (Unaudited)

(in thousands, except per share data)	13 Weeks Ending
	August 27, 2009	August 28, 2008
Revenues:
Theatre admissions	$ 43,122	$ 42,519
Rooms	22,897	28,891
Theatre concessions	20,803	21,203
Food and beverage	11,475	13,568
Other revenues	11,856	14,190

Total revenues	110,153	120,371

Costs and expenses:
Theatre operations	35,003	33,275
Rooms	8,103	9,268
Theatre concessions	5,230	5,308
Food and beverage	8,700	10,551
Advertising and marketing	5,047	5,889
Administrative	9,677	10,479
Depreciation and amortization	8,088	8,271
Rent	1,968	1,931
Property taxes	2,979	3,848
Other operating expenses	6,383	7,604

Total costs and expenses	91,178	96,424

Operating income	18,975	23,947

Other income (expense):
Investment income	104	361
Interest expense	(2,972)	(3,797)
Gain (loss) on disposition of property, equipment and other assets	7	(68)
Equity losses from unconsolidated joint ventures, net	(31)	(84)

	(2,892)	(3,588)

Earnings before income taxes	16,083	20,359
Income taxes	5,865	7,926

Net earnings	$ 10,218	$ 12,433

Net earnings per share – basic:
Common Stock	$ 0.35	$ 0.43
Class B Common Stock	$ 0.32	$ 0.39

Net earnings per share – diluted:
Common Stock	$ 0.34	$ 0.42
Class B Common Stock	$ 0.32	$ 0.39

Dividends per share:
Common Stock	$ 0.085	$ 0.085
Class B Common Stock	$ 0.077	$ 0.077

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	13 Weeks Ending
(in thousands)	August 27, 2009	August 28, 2008

OPERATING ACTIVITIES:
Net earnings	$ 10,218	$ 12,433
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures	32	84
Loss (gain) on disposition of property, equipment and other assets	(7)	68
Amortization of loss on swap agreement	28	38
Amortization of favorable lease right	83	83
Depreciation and amortization	8,088	8,271
Stock compensation expense	375	298
Deferred income taxes	1,293	(392)
Deferred compensation and other	(397)	165
Changes in operating assets and liabilities:
Accounts and notes receivable	97	2,467
Other current assets	(964)	(1,672)
Accounts payable	(5,691)	(1,022)
Income taxes	3,974	8,728
Taxes other than income taxes	(49)	724
Accrued compensation	1,406	865
Other accrued liabilities	1,683	3,048

Total adjustments	9,951	21,753

Net cash provided by operating activities	20,169	34,186

INVESTING ACTIVITIES:
Capital expenditures	(6,709)	(9,342)
Proceeds from disposals of property, equipment and other assets	35	5
Decrease (increase) in other assets	(21)	3
Cash advanced to joint ventures	-	(98)

Net cash used in investing activities	(6,695)	(9,432)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from issuance of notes payable and long-term debt	5,395	-
Principal payments on notes payable and long-term debt	(15,052)	(23,091)
Equity transactions:
Treasury stock transactions, except for stock options	(77)	17
Exercise of stock options	164	159
Dividends paid	(2,469)	(2,456)

Net cash used in financing activities	(12,039)	(25,371)

Net increase (decrease) in cash and cash equivalents	1,435	(617)
Cash and cash equivalents at beginning of period	6,796	13,440

Cash and cash equivalents at end of period	$ 8,231	$ 12,823

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE 13 WEEKS ENDED AUGUST 27, 2009

(Unaudited)

1.	General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 28, 2009, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the 13 weeks ended August 27, 2009 and August 28, 2008 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the unaudited interim financial information at August 27, 2009, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. The Company’s management has evaluated subsequent events after August 27, 2009 through October 6, 2009, which is the date the Company’s financial statements were issued.

Comprehensive Income – Total comprehensive income for the 13 weeks ended August 27, 2009 and August 28, 2008 was $10,341,000 and $12,254,000, respectively.

Accumulated other comprehensive income (loss) consists of the following, all presented net of tax:

	August 27, 2009	May 28, 2009
	(in thousands)
Unrealized gain on available for sale investments	$165	$99
Unrecognized loss on terminated interest rate swap agreement	(245)	(262)
Unrealized loss on interest rate swap agreement	(545)	(585)
Net unrecognized actuarial loss	(2,033)	(2,033)

	$(2,658)	$(2,781)

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended August 27, 2009	13 Weeks Ended August 28, 2008
	(in thousands, except per share data)
Numerator:
Net earnings	$ 10,218	$ 12,433

Denominator:
Denominator for basic EPS	29,773	29,615
Effect of dilutive employee stock options and non-vested stock	95	101

Denominator for diluted EPS	29,868	29,716

Net earnings per share – basic:
Common Stock	$ 0.35	$ 0.43
Class B Common Stock	$ 0.32	$ 0.39
Net earnings per share – diluted:
Common Stock	$ 0.34	$ 0.42
Class B Common Stock	$ 0.32	$ 0.39

Fair Value Measurements – Certain financial assets and liabilities are recorded at fair value in the financial statements. Some are measured on a recurring basis while others are measured on a non-recurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. A fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At August 27, 2009, the Company’s $524,000 of available for sale securities were valued using Level 1 pricing inputs.

Level 2 – At August 27, 2009, the $908,000 liability related to the Company’s interest rate hedge contract was based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At August 27, 2009, none of the Company’s assets or liabilities were valued using Level 3 pricing inputs.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended August 27, 2009	13 Weeks Ended August 28, 2008
	(in thousands)
Service cost	$ 126	$ 130
Interest cost	316	311
Net amortization of prior service cost, transition obligation and actuarial loss	22	29

Net periodic pension cost	$ 464	$ 470

New Accounting Pronouncements – In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 167, Amendment to FASB Interpretation No. 46(R), which amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (VIE). The statement requires a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessment of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an entity’s involvement with a VIE. This statement is effective for the Company in fiscal 2011 and the Company is evaluating the impact of this statement on its overall financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (GAAP) (SFAS No. 168). SFAS No. 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. The Codification supersedes all previously-existing non-SEC accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for the Company’s fiscal 2010 second quarter. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial results or financial position.

2.	Derivatives and Hedging Activities

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into an interest rate swap agreement on February 1, 2008 covering $25,170,000 of floating rate debt, which expires February 1, 2011, and requires the Company to pay interest at a defined rate of 3.24% while receiving interest at a defined variable rate of one-month LIBOR (0.27% at August 27, 2009). Per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company must recognize derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the 13 weeks ended August 27, 2009 and August 28, 2008, the interest rate swap was considered effective and had no effect on earnings. The increase (decrease) in fair value of the interest rate swap of $53,000 ($40,000 net of tax) and $(159,000) ($(94,000) net of tax) is included in accumulated other comprehensive loss for the 13 weeks ended August 27, 2009 and August 28, 2008, respectively. The Company does not expect the interest rate swap to have any effect on earnings within the next 12 months.

As of August 27, 2009 and May 28, 2009, the notional amount of the swap was $25,170,000. The fair value of the swap as of August 27, 2009 and May 28, 2009 was a liability of $908,000 and $961,000, respectively, and was included in other long-term liabilities.

On February 29, 2008, the Company also entered into an interest rate swap agreement covering $25,000,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.49% while receiving interest at a defined variable rate of three-month LIBOR. The interest rate swap agreement was considered effective and qualified as a cash flow hedge. On March 19, 2008, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $567,000 ($338,000 net of tax). For the 13 weeks ended August 27, 2009 and August 28, 2008, the Company reclassified $28,000 ($17,000 net of tax) and $38,000 ($23,000 net of tax), respectively, from accumulated other comprehensive loss to interest expense. The remaining loss at August 27, 2009 in accumulated other comprehensive loss will be reclassified into earnings as interest expense through April 15, 2013, the remaining life of the original hedge. The Company expects to reclassify approximately $113,000 ($68,000 net of tax) of loss into earnings within the next 12 months.

3.	Income Taxes

The Company’s effective income tax rate for the 13 weeks ended August 27, 2009 and August 28, 2008 was 36.5% and 38.9%, respectively. The decrease in the effective rate is primarily due to the decrease in the amount of unrecognized tax benefits resulting from a lapse of the applicable statute of limitations.

4.	Contingency

The Company has approximately four years remaining on a ten and one half-year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $1,936,000 as of August 27, 2009.

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

Following is a summary of business segment information for the 13 weeks ended August 27, 2009 and August 28, 2008 (in thousands):

13 Weeks Ended August 27, 2009	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$66,897	$43,000	$256	$110,153
Operating income (loss)	16,335	5,037	(2,397)	18,975
Depreciation and amortization	4,199	3,743	146	8,088

13 Weeks Ended August 28, 2008	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$66,897	$53,197	$277	$120,371
Operating income (loss)	16,869	9,520	(2,442)	23,947
Depreciation and amortization	4,230	3,875	166	8,271

THE MARCUS CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division, as well as other industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (2) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, and preopening and start-up costs due to the capital intensive nature of our businesses; (3) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (4) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (5) the effects of the relative industry supply of available rooms at comparable lodging facilities in our markets on our occupancy and room rates; (6) the effects of competitive conditions in our markets; (7) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; and (8) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, the United States’ responses thereto and subsequent hostilities. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

General

We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2010 is a 52-week year, as was fiscal 2009. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

The following table sets forth revenues, operating income, other income (expense), net earnings and earnings per common share for the comparable first quarters of fiscal 2010 and 2009 (in millions, except for per share and variance percentage data):

	First Quarter
			Variance
	F2010	F2009	Amt.	Pct.

Revenues	$110.2	$120.4	$(10.2)	-8.5%
Operating income	19.0	23.9	(4.9)	-20.8%
Other income (expense)	(2.9)	(3.6)	0.7	19.4%
Net earnings	10.2	12.4	(2.2)	-17.8%

Net earnings per common share – diluted	$0.34	$0.42	$(0.08)	-19.0%

Revenues, operating income (earnings before other income/expense and income taxes) and net earnings decreased during the first quarter of fiscal 2010 compared to the same period last year due almost entirely to reduced operating results from our hotels and resorts division. Fiscal 2010 first quarter revenues in our theatre division were even with last year’s same period and theatre division operating income was down slightly due in part to a small decrease in attendance. Operating results from our hotels and resorts division continued to be negatively impacted by reduced occupancy rates and average daily rates resulting primarily from reduced business spending on travel due to the current economic environment. A reduction in our interest expense and a reduced effective income tax rate partially offset our decreased operating income during the fiscal 2010 first quarter compared to the same period last year.

We recognized investment income of $104,000 during the first quarter of fiscal 2010, representing a decrease of $257,000, or 71.2%, compared to investment income of approximately $361,000 during the prior year same period. This decrease was the result of reduced interest rates on short-term investments and reduced interest income from our declining balance of timeshare notes receivable. For the remainder of fiscal 2010, our investment income will likely remain slightly lower than last year’s comparative quarters for the same reason, with one exception. Last year during our second quarter, we reported two unusual investment losses totaling approximately $2.0 million. As a result, we will likely report a very favorable year-over-year comparison for this line item during our fiscal 2010 second quarter.

Our interest expense totaled $3.0 million for the first quarter of fiscal 2010 compared to $3.8 million during the same period last year, a decrease of approximately $800,000, or 21.7%. The decrease in interest expense during fiscal 2010 was the result of reduced borrowings and lower short-term interest rates during fiscal 2010. Due to the stronger cash flow from our operating divisions during the summer months, our borrowing levels are typically at their lowest point at the end of our fiscal first quarter. It is likely that our borrowing levels will increase later this fiscal year as we increase our capital spending and our operating cash flows decline during our slower operating months. As a result, although our interest expense in future periods may still decline compared to the prior year’s same period due to lower short-term interest rates, any future decreases may be partially offset by our expected increased debt levels.

We did not recognize any significant gains or losses on the disposition of property, equipment and other assets during the first quarters of fiscal 2010 or 2009. The timing of periodic sales of our property and equipment varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment. We anticipate periodic additional sales of non-core property and equipment with the potential for additional disposition gains or losses from time to time during future periods, but the current economic environment will likely limit our sales activity during the near-term. We reported a $1.1 million loss on disposition related to our condominium units at our Las Vegas Platinum Hotel & Spa during our fiscal 2009 second quarter, so we may have a favorable comparison to the prior year for this line item during the second quarter of fiscal 2010.

We reported net equity losses from unconsolidated joint ventures of $31,000 during the first quarter of fiscal 2010 compared to losses of approximately $84,000 during the first quarter of fiscal 2009. Net losses during both years included our share of results from our remaining Baymont joint venture and two hotel joint ventures. We currently do not expect significant variations in net equity gains or losses from unconsolidated joint ventures during the remaining quarters of fiscal 2010 compared to the same periods last year.

We reported income tax expense for the first quarter of fiscal 2010 of $5.9 million, a decrease of approximately $2.0 million, or 26.0%, compared to the same period of fiscal 2009. Our fiscal 2010 first quarter effective income tax rate was 36.5%, slightly lower than our fiscal 2009 first quarter effective rate of 38.9%. This decrease in our effective tax rate was primarily due to a decrease in our liability for unrecognized tax benefits as a result of a lapse of the applicable statute of limitations during the fiscal 2010 first quarter. We currently expect our effective tax rate for the remaining quarters of fiscal 2010 to be in our historical 38-40% range, pending any further lapses of statutes of limitations during the year or the completion of tax examinations by taxing authorities. Our actual fiscal 2010 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the first quarters of fiscal 2010 and 2009 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2010	F2009	Amt.	Pct.

Revenues	$66.9	$66.9	$-	-
Operating income	16.3	16.9	(0.6)	-3.2%
Operating margin (% of revenues)	24.4%	25.2%

Consistent with the seasonal nature of the motion picture exhibition industry, the first quarter is typically the strongest period of our fiscal year for our theatre division due to the traditionally strong summer movie season. Our theatre division revenues were even with the prior year’s same period despite reduced overall attendance, due primarily to an increase in our average ticket price. Our fiscal 2010 first quarter operating income and operating margin for this division were slightly lower than our first quarter fiscal 2009 results due primarily to higher film costs and the negative impact the reduced attendance had on our total concession revenues.

The following table breaks down the components of revenues for the theatre division for the first quarters of fiscal 2010 and 2009 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2010	F2009	Amt.	Pct.

Box office receipts	$43.1	$42.5	$0.6	1.4%
Concession revenues	20.8	21.2	(0.4)	-1.9%
Other revenues	3.0	3.2	(0.2)	-6.4%

Total revenues	$66.9	$66.9	$-	-%

The increase in our box office receipts for the first quarter of fiscal 2010 compared to the same period last year was due to a 7.2% increase in our average ticket price during the fiscal 2010 first quarter compared to the same period last year, partially offset by a decrease in attendance. The significant increase in our average ticket price was attributable primarily to selected price increases and premium pricing for our digital 3D and UltraScreen® attractions. Our fiscal 2010 first quarter concession revenues decreased compared to the same period last year as a result of the decreased attendance. Our average concession revenues per person for the fiscal 2010 first quarter increased 3.7% compared to the same period last year, due in large part to increased sales from higher priced non-traditional food and beverage items in our theatres. Other revenues decreased slightly during our fiscal 2010 first quarter due in part to decreases in lobby advertising income and other miscellaneous revenues.

Comparable theatre attendance decreased 4.9% during the first quarter of fiscal 2010 compared to the same period last year. The comparable theatre decrease in attendance occurred primarily during a three-week period from mid-July to early August corresponding with the first three weeks of last year’s top film, The Dark Knight. This sequel to the popular Batman franchise was not only our top performing film for all of fiscal 2009 – it ended its run as the second highest grossing film of all time after Titanic. The film slate for the remaining weeks of our fiscal 2010 first quarter was very strong. In fact, our box office receipts for 8 of the remaining 10 weeks of our summer quarter reflected double-digit percentage increases over the corresponding weeks last year. Our highest grossing films during the fiscal 2010 first quarter included Transformers: Revenge of the Fallen, Harry Potter and the Half-Blood Prince, Up (in both 3D and 2D), The Hangover and The Proposal. In addition to Up, we had two other digital 3D films make our top ten list of films for the first quarter – Ice Age: Dawn of the Dinosaurs and G-Force.

As noted above, our fiscal 2010 first quarter operating results benefited from several recent investments related to previously described strategies. With digital 3D technology now available in over half of our theatres, we are benefitting from the increased number of digital 3D films being released and from the fact that the 3D versions of the related films have generally outperformed the corresponding 2D version of the same film by a factor of two to three times. In addition, our recently renovated theatre in Mequon, Wisconsin incorporates two other strategies noted in our recent annual report – expanding our UltraScreen concept and enhancing our food and beverage opportunities within our existing theatres. We are pleased with the initial customer response to our renovations at this theatre and the new UltraScreen with reserved seating, “hot zone” with expanded food offerings and the adjacent Zaffiro’s Pizzeria and Bar all contributed positively to our fiscal 2010 first quarter results. We are continuing to evaluate additional opportunities to expand these strategies to more locations.

September is typically our slowest month of the year, but film product for the second quarter of fiscal 2010 has thus far produced box office results better than the same period last year due in part to the performance of two more digital 3D films, The Final Destination and Cloudy with a Chance of Meatballs. With four additional 3D films scheduled to be released during the fiscal 2010 second quarter, including the re-release of Toy Story 1&2 and The Nightmare Before Christmas, as well as a re-make of A Christmas Carol starring Jim Carrey, we expect our average ticket price to again increase significantly over the prior year’s same period. Other films scheduled to be released this fall and during the upcoming Thanksgiving holiday period that may generate substantial box office interest include: Couples Retreat, Where the Wild Things Are, Michael Jackson: This Is It, 2012 and The Twilight Saga: New Moon, the second film in this popular series. Looking ahead to the holiday season and our early fiscal third quarter, films with significant box office potential include Old Dogs, Sherlock Holmes, Invictus, Alvin and the Chipmunks: The Squeakquel and Avatar, another 3D release that is one of the most highly anticipated pictures of the year. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We ended the first quarter of fiscal 2010 with a total of 657 company-owned screens in 53 theatres and 6 managed screens in one theatre compared to 672 company-owned screens in 55 theatres and 6 managed screens in one theatre at the end of the same period last year. We closed three leased theatres with 16 screens, including one budget theatre, during fiscal 2009 with minimal impact on our operating results. In November 2009, we will open the new Marcus Midtown Cinema at Midtown Crossing in Omaha, Nebraska. We designed and will manage this unique upscale four-level, five-screen entertainment destination owned by Mutual of Omaha. We will be offering our exclusive CineDineSM in-theatre dining concept in all five auditoriums, another first for us, and we will once again feature Zaffiro’s pizza at this theatre.

Hotels and Resorts

The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the first quarters of fiscal 2010 and 2009 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2010	F2009	Amt.	Pct.

Revenues	$43.0	$53.2	$(10.2)	-19.2%
Operating income	5.0	9.5	(4.5)	-47.1%
Operating margin (% of revenues)	11.7%	17.9%

Our first quarter is historically the strongest quarter of the year for our hotels and resorts division due to increased travel during the summer months at our predominantly Midwestern properties. Having said that, division revenues and operating income decreased significantly during our fiscal 2010 first quarter compared to the prior year same period due to the continued negative impact the current recessionary environment has had on all customer segments – group business, corporate transient and leisure.

The following table sets forth certain operating statistics for the first quarters of fiscal 2010 and 2009, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	First Quarter(1)
			Variance
	F2010	F2009	Amt.	Pct.

Occupancy percentage	68.9%	77.7%	(8.8) pts	-11.3%
ADR	$140.90	$158.57	$(17.67)	-11.1%
RevPAR	$97.12	$123.15	$(26.03)	-21.1%

(1)

These operating statistics represent averages of our eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR decreased at all eight of our company-owned properties during the first quarter of fiscal 2010 compared to the same period last year. According to information available to us from Smith Travel Research, our RevPAR declines during our fiscal 2010 first quarter were not significantly different than those reported nationally for the upper upscale segment of the industry in which the majority of our properties operate. In general, industry data indicates that owned and managed properties in major destination markets, properties that are perceived to operate closer to the luxury end of the hotel spectrum or properties with a greater reliance on group business, have seen the largest declines in RevPAR during this recession.

During our fiscal 2010 first quarter, industry data indicates that those properties that were able to attract the leisure customer, albeit at a lower ADR, were able to perform relatively better than others, as the leisure market has shown the most resiliency during this challenging time. Due to the impact of the leisure customer segment, our year-over-year occupancy and RevPAR declines during our fiscal 2010 first quarter were slightly better than the comparable declines during our fiscal 2009 fourth quarter. Our overall year-over-year ADR decreased more this period than it did during the preceding quarter in part because of our offering value-priced packages in order to attract that leisure customer.

Division operating income and operating margins declined during our fiscal 2010 first quarter compared to the prior year same period due to the decline in revenues described above. We have implemented numerous strategies to reduce costs during this difficult period in the hotel industry. Our cost containment measures resulted in approximately 44% of our overall fiscal 2010 first quarter revenue decline flowing through to our operating income – a flow-through percentage that generally compares favorably with others in our industry.

The current near-term outlook for this division’s performance continues to be very uncertain, as we continue to face significant economic headwinds. There appears to be some growing optimism in the marketplace that the industry will see some improvement as we head into calendar 2010, but because the lead time for reservations from both the corporate transient and leisure customer is relatively short (often only one to two weeks) compared to historic norms, our ability to project future occupancies from these customers is very limited. Our group business booking pace continues to lag behind last year’s pace, and our ongoing group business is often resulting in lower overall revenues than in the past as group sizes shrink and on-site ancillary spending decreases. We will likely continue to see lower ADR’s than in prior periods until group demand begins to improve, as larger quantities of occupied group rooms tend to then allow the individual properties to charge more for corporate and leisure travelers due to less room availability. If a future recovery unfolds like others have in prior down cycles, it will likely take group business longer to return to “normal” levels, as companies typically take a very cautious approach on these expenditures before restoring their pre-recessionary budgets. As a result, even though comparisons to last year will begin to get easier in future periods, we expect to report reduced operating income from this division during at least the upcoming second quarter of fiscal 2010, compared to the prior year same period.

During our fiscal 2010 first quarter, we completed the first phase of a major guest room renovation at our Grand Geneva Resort & Spa and began a major guest room renovation at our Hilton Milwaukee City Center. When completed, the total re-investment in both of these properties is expected to be approximately $30 million. We also continue to pursue several new growth opportunities as well. With an increasing number of hotels across the country experiencing financial difficulties due to reduced operating results and high debt service costs, we believe the opportunities to acquire high quality hotels or management contracts at attractive valuations will likely increase in the future for well-capitalized companies such as ours.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $112 million of unused credit lines as of the end of our fiscal 2010 first quarter, should be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2010.

Net cash provided by operating activities decreased by $14.0 million during the first quarter of fiscal 2010 to $20.2 million, compared to $34.2 million during the prior year’s first quarter. The decrease was due primarily to reduced net earnings and unfavorable timing in the collection of accounts and notes receivable and the payment of accounts payable and income taxes.

Net cash used in investing activities during the fiscal 2010 first quarter totaled $6.7 million, compared to $9.4 million during the fiscal 2009 first quarter. The decrease in net cash used in investing activities was primarily the result of decreased capital expenditures. Capital expenditures totaled $6.7 million during the first quarter of fiscal 2010 compared to $9.3 million during the prior year’s first quarter. Fiscal 2010 first quarter capital expenditures included approximately $5.4 million incurred in our hotels and resorts division, including costs associated with the previously described renovations at our Grand Geneva and Hilton Milwaukee properties. Fiscal 2009 first quarter capital expenditures included approximately $7.4 million incurred in our theatre division, including costs associated with a land purchase in Omaha, Nebraska, an UltraScreen in Orland Park, Illinois and digital 3D projectors purchased during the quarter.

Net cash used in financing activities during the first quarter of fiscal 2010 totaled $12.0 million compared to $25.4 million during the first quarter of fiscal 2009. Our principal payments on notes payable and long-term debt totaled approximately $15.1 million during the first quarter of fiscal 2010 compared to approximately $23.1 million during the same period last year, accounting for a portion of the decrease in net cash used in financing activities. Excess cash during both periods was used to reduce our commercial paper borrowings and borrowings under our revolving credit agreement. As a result, only $5.4 million of new debt was added during our fiscal 2010 first quarter and no new debt was required during our fiscal 2009 first quarter. Our debt-capitalization ratio was 0.42 at August 27, 2009 compared to 0.44 at our fiscal 2009 year-end.

We did not repurchase any significant amount of our common shares during the first quarters of fiscal 2010 and 2009. As of August 27, 2009, approximately 2.3 million shares remained available under prior Board of Directors repurchase authorizations. Any repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

We previously indicated that we expected our fiscal 2010 capital expenditures, including potential purchases of interests in joint ventures (but excluding any potential acquisitions) to be in the $50-$70 million range. We are still finalizing the scope and timing of the various projects requested by our two divisions and several additional projects would need to be approved in order for us to end up at the higher end of that range. The actual timing and extent of the implementation of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.

During our fiscal 2010 first quarter, we filed a universal shelf registration statement with the Securities and Exchange Commission. Under the shelf registration statement, we will have the flexibility to publicly offer and sell from time to time debt and/or equity securities. The filing of the shelf registration statement will help facilitate our ability to raise public equity or debt capital to expand existing businesses, fund potential acquisitions, invest in other growth opportunities, or repay existing debt.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have not experienced any material changes in our market risk exposures since May 28, 2009.

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

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 28, 2009. No material change to such risk factors has occurred during the 13 weeks ended August 27, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Through August 27, 2009, our Board of Directors has approved the repurchase of up to 6.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were made in the open market and pursuant to the publicly announced repurchase authorization described above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
May 29 – June 28	-	$ -	-	2,299,177
June 29 – July 28	10,342	10.56	-	2,288,835
July 29 – August 27	1,180	13.46	-	2,287,655

Total	11,522	$10.86	-	2,287,655

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: October 6, 2009	By:	/s/ Gregory S. Marcus
Gregory S. Marcus President and Chief Executive Officer

DATE: October 6, 2009	By:	/s/ Douglas A. Neis
Douglas A. Neis Chief Financial Officer and Treasurer

S-1