Form 10-Q
period 2009-11-26
MARCUS CORP
filed 2010-01-05
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒            No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐            No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK OUTSTANDING AT JANUARY 4, 2010 – 21,005,990

CLASS B COMMON STOCK OUTSTANDING AT JANUARY 4, 2010 – 8,854,679

THE MARCUS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	November 26, 2009	May 28, 2009

ASSETS
Current assets:
Cash and cash equivalents	$7,371	$6,796
Accounts and notes receivable, net of reserves	13,422	12,239
Receivables from joint ventures, net of reserves	91	194
Refundable income taxes	1,858	—
Deferred income taxes	3,346	3,139
Other current assets	7,921	7,776

Total current assets	34,009	30,144

Property and equipment:
Land and improvements	88,066	89,090
Buildings and improvements	512,396	512,002
Leasehold improvements	60,420	60,423
Furniture, fixtures and equipment	212,495	210,684
Construction in progress	15,184	8,489

Total property and equipment	888,561	880,688
Less accumulated depreciation and amortization	301,066	285,132

Net property and equipment	587,495	595,556

Other assets:
Investments in joint ventures	1,458	1,391
Goodwill	44,482	44,552
Condominium units available for sale	3,482	5,912
Other	33,814	33,968

Total other assets	83,236	85,823

TOTAL ASSETS	$704,740	$711,523

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	November 26, 2009	May 28, 2009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$222	$229
Accounts payable	11,727	22,743
Income taxes	—	796
Taxes other than income taxes	13,237	13,015
Accrued compensation	4,047	4,665
Other accrued liabilities	25,021	24,540
Current maturities of long-term debt	14,435	14,432

Total current liabilities	68,689	80,420

Long-term debt	237,068	240,943

Deferred income taxes	34,793	32,024

Deferred compensation and other	30,743	30,696

Shareholders’ equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,332,842 shares at November 26, 2009 and 22,329,978 shares at May 28, 2009	22,333	22,330
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,856,671 shares at November 26, 2009 and 8,859,535 shares at May 28, 2009	8,857	8,860
Capital in excess of par	48,224	47,649
Retained earnings	278,594	273,637
Accumulated other comprehensive loss	(2,692)	(2,781)

	355,316	349,695
Less cost of Common Stock in treasury (1,330,916 shares at November 26, 2009 and 1,364,585 shares at May 28, 2009)	(21,869)	(22,255)

Total shareholders’ equity	333,447	327,440

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$704,740	$711,523

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings (Unaudited)

	November 26, 2009		November 27, 2008
(in thousands, except per share data)	13 Weeks	26 Weeks	13 Weeks	26 Weeks

Revenues:
Theatre admissions	$27,932	$71,054	$26,300	$68,819
Rooms	20,434	43,331	23,908	52,799
Theatre concessions	13,360	34,163	13,120	34,323
Food and beverage	11,789	23,264	13,366	26,934
Other revenues	9,851	21,707	11,249	25,439

Total revenues	83,366	193,519	87,943	208,314

Costs and expenses:
Theatre operations	25,520	60,523	22,779	56,054
Rooms	7,748	15,851	8,524	17,792
Theatre concessions	3,494	8,724	3,102	8,410
Food and beverage	8,939	17,639	10,136	20,687
Advertising and marketing	5,083	10,130	5,569	11,458
Administrative	8,590	18,267	9,145	19,624
Depreciation and amortization	8,041	16,129	8,148	16,419
Rent	1,873	3,841	1,936	3,867
Property taxes	3,495	6,474	3,914	7,762
Other operating expenses	6,041	12,424	6,348	13,952
Impairment charge	2,575	2,575	—	—

Total costs and expenses	81,399	172,577	79,601	176,025

Operating income	1,967	20,942	8,342	32,289

Other income (expense):
Investment income (loss)	183	287	(2,016)	(1,655)
Interest expense	(2,683)	(5,655)	(3,641)	(7,438)
Gain (loss) on disposition of property, equipment and other assets	166	173	(1,104)	(1,172)
Equity losses from unconsolidated joint ventures, net	(5)	(36)	(15)	(99)

	(2,339)	(5,231)	(6,776)	(10,364)

Earnings (loss) before income taxes	(372)	15,711	1,566	21,925
Income taxes	(49)	5,816	670	8,596

Net earnings (loss)	$(323)	$9,895	$896	$13,329

Net earnings (loss) per share – basic:
Common Stock	$(0.01)	$0.34	$0.03	$0.46
Class B Common Stock	$(0.01)	$0.31	$0.03	$0.42

Net earnings (loss) per share – diluted:
Common Stock	$(0.01)	$0.33	$0.03	$0.45
Class B Common Stock	$(0.01)	$0.31	$0.03	$0.42

Dividends per share:
Common Stock	$0.085	$0.170	$0.085	$0.170
Class B Common Stock	$0.077	$0.155	$0.077	$0.155

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	26 Weeks Ended
(in thousands)	November 26, 2009	November 27, 2008

OPERATING ACTIVITIES:
Net earnings	$9,895	$13,329
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures	36	899
Loss on disposition of property, equipment and other assets	170	66
(Gain) loss on sale of condominium units	(343)	1,106
Impairment charge	2,575	—
Loss on available for sale securities	—	1,424
Amortization of loss on swap agreement	57	66
Amortization of favorable lease right	167	167
Depreciation and amortization	16,129	16,419
Stock compensation expense	780	667
Deferred income taxes	2,585	476
Deferred compensation and other	143	411
Changes in assets and liabilities:
Accounts and notes receivable	(537)	2,903
Other current assets	(312)	(968)
Accounts payable	(9,086)	(4,197)
Income taxes	(2,649)	4,123
Taxes other than income taxes	222	1,328
Accrued compensation	(618)	(1,208)
Other accrued liabilities	481	(1,384)

Total adjustments	9,800	22,298

Net cash provided by operating activities	19,695	35,627

INVESTING ACTIVITIES:
Capital expenditures	(10,683)	(14,581)
Proceeds from disposals of property, equipment and other assets	714	9
Net increase in condominium units and other assets	(510)	(271)
Cash advanced to joint ventures	—	(198)

Net cash used in investing activities	(10,479)	(15,041)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from issuance of notes payable and long-term debt	22,395	4,000
Principal payments on notes payable and long-term debt	(26,274)	(22,974)
Equity transactions:
Treasury stock transactions, except for stock options	(6)	(59)
Exercise of stock options	182	333
Dividends paid	(4,938)	(4,913)

Net cash used in financing activities	(8,641)	(23,613)

Net increase (decrease) in cash and cash equivalents	575	(3,027)
Cash and cash equivalents at beginning of period	6,796	13,440

Cash and cash equivalents at end of period	$7,371	$10,413

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE 13

AND 26 WEEKS ENDED NOVEMBER 26, 2009

(Unaudited)

1.	General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 28, 2009, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the 13 and 26 weeks ended November 26, 2009 and November 27, 2008 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the unaudited interim financial information at November 26, 2009, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. The Company’s management has evaluated subsequent events after November 26, 2009 through January 5, 2010, which is the date the Company’s financial statements were issued.

Comprehensive Income – Total comprehensive income (loss) for the 13 and 26 weeks ended November 26, 2009 was $(357,000) and $9,984,000, respectively. Total comprehensive income for the 13 and 26 weeks ended November 27, 2008 was $998,000 and $13,252,000, respectively.

Accumulated other comprehensive income (loss) consists of the following, all presented net of tax:

	November 26, 2009	May 28, 2009
	(in thousands)
Unrealized gain on available for sale investments	$89	$99
Unrecognized loss on terminated interest rate swap agreement	(228)	(262)
Unrealized loss on interest rate swap agreement	(520)	(585)
Net unrecognized actuarial loss	(2,033)	(2,033)

	$(2,692)	$(2,781)

Earnings Per Share – Net earnings per share (EPS) of Common Stock and Class B Common Stock is computed in accordance with Accounting Standard Codification (ASC) No. 260, Earnings per Share, formerly Statement of Financial Accounting Standards (SFAS) No. 128, using the two-class method. Basic net earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding less any non-vested stock. Diluted net earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and non-vested stock using the treasury method. Convertible Class B Common Stock is reflected on an if-converted basis. The computation of the diluted net earnings per share of Common Stock assumes the conversion of Class B Common Stock, while the diluted net earnings per share of Class B Common Stock does not assume the conversion of those shares.

Holders of Common Stock are entitled to cash dividends per share equal to 110% of all dividends declared and paid on each share of Class B Common Stock. As such, the undistributed earnings for each period are allocated based on the proportionate share of entitled cash dividends. The computation of diluted net earnings per share of Common Stock assumes the conversion of Class B Common Stock and, as such, the undistributed earnings are equal to net earnings for that computation.

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended November 26, 2009	13 Weeks Ended November 27, 2008	26 Weeks Ended November 26, 2009	26 Weeks Ended November 27, 2008
	(in thousands, except per share data)
Numerator:
Net earnings (loss)	$(323)	$896	$9,895	$13,329

Denominator:
Denominator for basic EPS	29,786	29,644	29,779	29,636
Effect of dilutive employee stock options and non-vested stock	129	172	113	215

Denominator for diluted EPS	29,915	29,816	29,892	29,851

Net earnings (loss) per share – basic:
Common Stock	$(0.01)	$0.03	$0.34	$0.46
Class B Common Stock	$(0.01)	$0.03	$0.31	$0.42
Net earnings (loss) per share – diluted:
Common Stock	$(0.01)	$0.03	$0.33	$0.45
Class B Common Stock	$(0.01)	$0.03	$0.31	$0.42

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At November 26, 2009, the Company’s $396,000 of available for sale securities were valued using Level 1 pricing inputs.

Level 2 – At November 26, 2009, the $865,000 liability related to the Company’s interest rate hedge contract was based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At November 26, 2009, none of the Company’s assets or liabilities were valued using Level 3 pricing inputs.

Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets are present. If such indicators are present, the Company determines whether the fair value attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. During the 13 weeks ended November 26, 2009, the Company determined that indicators of impairment of the condominium units available for sale were evident as the Las Vegas real estate market has been significantly impacted by the recessionary economic conditions. As such, the Company recorded a $2,575,000 pre-tax impairment loss, included in the hotels and resorts segment results, as the determined fair value was less than their carrying value. To determine the estimated fair value for purposes of calculating the impairment charge, the Company used available market information, or Level 2 pricing inputs.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended November 26, 2009	13 Weeks Ended November 27, 2008	26 Weeks Ended November 26, 2009	26 Weeks Ended November 27, 2008
	(in thousands)
Service Cost	$126	$130	$252	$260
Interest Cost	316	311	632	622
Net amortization of prior service cost, transition obligation and actuarial loss	22	28	44	57

Net periodic pension cost	$464	$469	$928	$939

New Accounting Pronouncements – In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 167, Amendment to FASB Interpretation No. 46(R), which amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (VIE) (codified in ASC No. 810-10). The statement requires a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessment of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an entity’s involvement with a VIE. This statement is effective for the Company in fiscal 2011 and the Company is evaluating the impact of this statement on its overall financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (GAAP) (codified in ASC No. 105). SFAS No. 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. The Codification supersedes all previously-existing non-SEC accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.

The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in this Quarterly Report on Form 10-Q for the period ending November 26, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial results or financial position.

2.	Derivatives and Hedging Activities

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into an interest rate swap agreement on February 1, 2008 covering $25,170,000 of floating rate debt, which expires February 1, 2011, and requires the Company to pay interest at a defined rate of 3.24% while receiving interest at a defined variable rate of one-month LIBOR (0.25% at November 26, 2009). In accordance with ASC No. 815-10, Accounting for Derivative Instruments and Hedging Activities, formerly SFAS No. 133, the Company must recognize derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the 13 and 26 weeks ended November 26, 2009 and November 27, 2008, the interest rate swap was considered effective and had no effect on earnings. The increase in fair value of the interest rate swap of $43,000 ($26,000 net of tax) and $96,000 ($65,000 net of tax) is included in accumulated other comprehensive loss for the 13 and 26 weeks ended November 26, 2009, respectively. The decrease in fair value of the interest rate swap of $701,000 ($428,000 net of tax) and $860,000 ($522,000 net of tax), is included in accumulated other comprehensive loss for the 13 and 26 weeks ended November 27, 2008, respectively. The Company does not expect the interest rate swap to have any effect on earnings within the next 12 months.

As of November 26, 2009 and May 28, 2009, the notional amount of the swap was $25,170,000. The fair value of the swap as of November 26, 2009 and May 28, 2009 was a liability of $865,000 and $961,000, respectively, and was included in other long-term liabilities.

On February 29, 2008, the Company also entered into an interest rate swap agreement covering $25,000,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.49% while receiving interest at a defined variable rate of three-month LIBOR. The interest rate swap agreement was considered effective and qualified as a cash flow hedge. On March 19, 2008, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $567,000 ($338,000 net of tax). For the 13 and 26 weeks ended November 26, 2009, the Company reclassified $28,000 ($17,000 net of tax) and $57,000 ($34,000 net of tax), respectively, from accumulated other comprehensive loss to interest expense. For the 13 and 26 weeks ended November 27, 2008, the Company reclassified $28,000 ($17,000 net of tax) and $66,000 ($39,000 net of tax), respectively, from other comprehensive loss to interest expense. The remaining loss at November 26, 2009 in accumulated other comprehensive loss will be reclassified into earnings as interest expense through April 15, 2013, the remaining life of the original hedge. The Company expects to reclassify approximately $113,000 ($68,000 net of tax) of loss into earnings within the next 12 months.

3.	Income Taxes

The Company’s effective income tax rate for the 26 weeks ended November 26, 2009 and November 27, 2008 was 37.0% and 39.2%, respectively. The decrease in the effective rate is primarily due to the decrease in the amount of unrecognized tax benefits resulting from a lapse of the applicable statute of limitations.

4.	Contingencies

The Company has approximately four years remaining on a ten and one half-year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $1,829,000 as of November 26, 2009.

During the 13 weeks ended November 26, 2009, the Company’s theatre division incurred a one-time $1,430,000 pre-tax withdrawal liability when it withdrew from an underfunded multi-employer Chicago projectionist union pension plan.

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

The following is a summary of business segment information for the 13 and 26 weeks ended November 26, 2009 and November 27, 2008 (in thousands):

13 Weeks Ended November 26, 2009	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$43,660	$39,468	$238	$83,366
Operating income (loss)	4,743	(209)	(2,567)	1,967
Depreciation and amortization	4,132	3,767	142	8,041

13 Weeks Ended November 27, 2008	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$41,695	$45,915	$333	$87,943
Operating income (loss)	5,867	5,095	(2,620)	8,342
Depreciation and amortization	4,098	3,886	164	8,148

26 Weeks Ended November 26, 2009	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$110,557	$82,468	$494	$193,519
Operating income (loss)	21,078	4,828	(4,964)	20,942
Depreciation and amortization	8,331	7,510	288	16,129

26 Weeks Ended November 27, 2008	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$108,592	$99,112	$610	$208,314
Operating income (loss)	22,736	14,615	(5,062)	32,289
Depreciation and amortization	8,328	7,761	330	16,419

THE MARCUS CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

General

We report our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in May. Fiscal 2010 is a 52-week year, as was fiscal 2009. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

The following table sets forth revenues, operating income (earnings before other income/expense and income taxes), other income (expense), net earnings and net earnings per common share for the comparable second quarter and first half of fiscal 2010 and 2009 (in millions, except for per share and variance percentage data):

	Second Quarter				First Half
			Variance				Variance
	F2010	F2009	Amt.	Pct.	F2010	F2009	Amt.	Pct.
Revenues	$83.4	$87.9	$(4.5)	-5.2%	$193.5	$208.3	$(14.8)	-7.1%
Operating income	2.0	8.3	(6.3)	-76.4%	20.9	32.3	(11.4)	-35.1%
Other income (expense)	(2.3)	(6.8)	4.5	65.5%	(5.2)	(10.4)	5.2	49.5%
Net earnings (loss)	$(0.3)	$0.9	$(1.2)	-136.0%	$9.9	$13.3	$(3.4)	-25.8%

Net earnings (loss) per common share - diluted:	$(0.01)	$0.03	$(0.04)	-133.3%	$0.33	$0.45	$(0.12)	-26.7%

Revenues, operating income and net earnings decreased during the second quarter and first half of fiscal 2010 compared to the same periods last year due in large part to reduced operating results from our hotels and resorts division. Our fiscal 2010 second quarter operating results were also significantly impacted by a one-time pension withdrawal liability in our theatre division of $1.4 million (pre-tax) and a non-cash impairment charge in our hotels and resorts division of $2.6 million (pre-tax). Together, these two adjustments negatively impacted our fiscal 2010 second quarter and first half operating income by approximately $4.0 million and our net earnings per diluted common share by $0.08.

Fiscal 2010 second quarter and first half revenues in our theatre division increased compared to last year’s same periods. Our theatre division operating income, excluding the one-time pension adjustment, increased during our fiscal 2010 second quarter and was approximately even with the prior year’s first half. Operating results from our hotels and resorts division continued to be negatively impacted by reduced occupancy rates and average daily rates primarily as a result of reduced business spending on travel due to the current economic environment. A reduction in our interest expense partially offset our decreased operating income during the fiscal 2010 second quarter and first half compared to the same periods last year. Comparisons to last year’s same periods were also favorably impacted by significant unusual investment losses and losses on property, equipment and other assets during the fiscal 2009 second quarter totaling approximately $0.07 per diluted common share.

We recognized investment income of $183,000 and $287,000 during the second quarter and first half of fiscal 2010, respectively, compared to investment losses of $2.0 million and $1.7 million during the same periods last year. Last year during our second quarter, we reported two unusual investment losses, totaling approximately $2.2 million, related to investment losses on securities held for sale and losses on loans to, and investments in, a former Baymont Inns & Suites joint venture that owns real estate that declined in value because of existing commercial real estate market conditions. For the remainder of fiscal 2010, our investment income will likely remain at levels consistent with the fiscal 2010 first half.

Our interest expense totaled $2.7 million and $5.7 million for the second quarter and first half of fiscal 2010, respectively, compared to $3.6 million and $7.4 million during the same periods last year. The decrease in interest expense during the fiscal 2010 periods compared to the prior year was the result of reduced borrowings and lower short-term interest rates during fiscal 2010. Our borrowing levels typically increase later in our fiscal year as our operating cash flows decline during our slower operating months. As a result, we likely will realize a slight increase in our interest expense during subsequent quarters of fiscal 2010 compared to the first two quarters of this year, depending upon our capital expenditure levels during these periods.

We reported small gains on disposition of property, equipment and other assets of $166,000 and $173,000 during the fiscal 2010 second quarter and first half, respectively, compared to losses of $1.1 million and $1.2 million during the same periods last year. Our fiscal 2010 gains included a favorable legal settlement related to the original construction of the condominium units at our Platinum Hotel & Spa in Las Vegas, Nevada. During our fiscal 2009 second quarter, we reported a loss of approximately $1.1 million related to an adjustment of prior pro-rated gains recorded on the sale of the Platinum condominium units. With approximately 94% of the units sold, prior gains were recorded on a “percentage of completion” method based upon estimated total proceeds once all 255 units were sold. As a result of the economic environment and its impact on Las Vegas real estate values, we lowered our estimated total proceeds which we expected to receive when the remaining 16 units are sold. Our pro-rated gain on sale of the previous units was reduced accordingly. The timing of periodic sales of our property and equipment varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment. We anticipate periodic additional sales of non-core property and equipment with the potential for additional disposition gains or losses from time to time during future periods, but the current economic environment will likely limit our sales activity during the near term.

We reported net equity losses from unconsolidated joint ventures of $5,000 and $36,000 during the second quarter and first half of fiscal 2010, respectively, compared to losses of $15,000 and $99,000 during the same periods of fiscal 2009. Net losses during both years included our share of results from our remaining Baymont joint venture and two hotel joint ventures. We currently do not expect significant variations in net equity gains or losses from unconsolidated joint ventures during the remaining quarters of fiscal 2010 compared to the same periods last year.

We reported income tax expense (benefit) for the second quarter and first half of fiscal 2010 of $(49,000) and $5.8 million, respectively, compared to $670,000 and $8.6 million during the same periods of fiscal 2009. Our fiscal 2010 first half effective income tax rate was 37.0% compared to our fiscal 2009 first half effective rate of 39.2%. This decrease in our effective tax rate was primarily due to a decrease in our liability for unrecognized tax benefits as a result of a lapse of the applicable statute of limitations during fiscal 2010. We currently expect our effective tax rate for the remaining quarters of fiscal 2010 to be in our historical 38-40% range, pending any further lapses of statutes of limitations during the year or the completion of tax examinations by taxing authorities. Our actual fiscal 2010 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the second quarter and first half of fiscal 2010 and 2009 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2010	F2009	Amt.	Pct.	F2010	F2009	Amt.	Pct.
Revenues	$43.7	$41.7	$2.0	4.7%	$110.6	$108.6	$2.0	1.8%
Operating income	4.7	5.9	(1.2)	-19.2%	21.1	22.7	(1.6)	-7.3%
Operating margin (% of revenues)	10.9%	14.1%			19.1%	20.9%

Consistent with the seasonal nature of the motion picture exhibition industry, the second quarter of our fiscal year is typically the slowest period for our theatre division. Our theatre division revenues during the fiscal 2010 second quarter and first half increased compared to prior year’s same period despite reduced overall attendance, due primarily to an increase in our average ticket price. Excluding a one-time pension withdrawal liability described below, our operating income actually increased slightly during the fiscal 2010 second quarter compared to our fiscal 2009 second quarter and our fiscal 2010 first half operating income was approximately even with the prior year. Again, excluding the pension adjustment, our fiscal 2010 second quarter operating margin for this division was even with last year and our fiscal 2010 first half operating margin was slightly lower than our fiscal 2009 first half results (20.4% vs. 20.9%), due primarily to higher film costs and the negative impact that reduced attendance had on our total concession revenues.

As noted previously, our fiscal 2010 operating income was negatively impacted by a $1.4 million pre-tax adjustment for a pension withdrawal liability incurred during our fiscal 2010 second quarter. This one-time liability related to our decision to withdraw from an underfunded multi-employer Chicago projectionist union pension plan. We only have a few active associates remaining in this union and we believed it was fiscally prudent to withdraw from this pension plan at this time and lock in our portion of the unfunded liability existing in the plan. This is due to the fact that we were given the opportunity to withdraw using favorable August 2008 valuations, which were prior to the significant market downturn. Our theatre division does not have any additional exposure to future adjustments of this type.

The following table breaks down the components of revenues for the theatre division for the second quarter and first half of fiscal 2010 and 2009 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2010	F2009	Amt.	Pct.	F2010	F2009	Amt.	Pct.
Box office receipts	$27.9	$26.3	$1.6	6.2%	$71.1	$68.8	$2.3	3.2%
Concession revenues	13.4	13.1	0.3	1.8%	34.2	34.3	(0.1)	-0.5%
Other revenues	2.4	2.3	0.1	4.1%	5.3	5.5	(0.2)	-2.0%

Total revenues	$43.7	$41.7	$2.0	4.7%	$110.6	$108.6	$2.0	1.8%

The increases in our box office receipts for the second quarter and first half of fiscal 2010 compared to the same periods last year were due to 8.8% and 7.9% increases in our average ticket price, respectively, partially offset by a decrease in attendance during both periods. The significant increase in our average ticket price was attributable primarily to selected price increases and premium pricing for our digital 3D and UltraScreen® attractions. Our fiscal 2010 second quarter concession revenues increased compared to the same period last year due to an increase in our average concession revenues per person, but our fiscal 2010 first half concession revenues decreased slightly compared to the same period last year as a result of decreased attendance. Our average concession revenues per person for the fiscal 2010 second quarter and first half increased 4.3% and 4.0%, respectively, compared to the same periods last year, due in large part to increased sales of higher priced non-traditional food and beverage items in our theatres. Other revenues, which include management fees, pre-show advertising income, lobby advertising and other miscellaneous income, increased slightly during our fiscal 2010 second quarter but decreased slightly during the first half of fiscal 2010 compared to prior year’s same periods.

Comparable theatre attendance decreased 1.6% and 3.7% during the second quarter and first half of fiscal 2010, respectively, compared to the same periods last year. The fiscal 2010 second quarter ended on a very strong note, however, due to the record performance of the popular sequel, The Twilight Saga: New Moon. Despite playing during only one week of our fiscal 2010 second quarter, this film was our highest grossing film for the quarter, followed by Couples Retreat, Cloudy with a Chance of Meatballs and 2012. In addition to Cloudy with a Chance of Meatballs, we had two other digital 3D films make our top 12 list of films for the second quarter – A Christmas Carol and Final Destination: Death Trip. The first half comparable theatre decrease in attendance occurred primarily during a three-week period from mid-July to early August corresponding with the first three weeks of last year’s top film, The Dark Knight.

As we have noted previously, our fiscal 2010 second quarter and first half operating results benefited from several recent investments related to previously described strategies. With digital 3D technology now available in over half of our theatres, we continued to benefit from the increased number of digital 3D films being released and from the fact that the 3D versions of the related films have generally outperformed the corresponding 2D version of the same film by a factor of two to three times. We added six additional digital 3D screens early in our fiscal 2010 third quarter, bringing our current total of 3D installations to 34 screens at 33 locations. In addition, the new UltraScreen with reserved seating, “hot zone” with expanded food offerings and the adjacent Zaffiro’s Pizzeria and Bar at our recently renovated theatre in Mequon, Wisconsin all contributed positively to our fiscal 2010 results. We are continuing to evaluate additional opportunities to expand these strategies to more locations.

In addition to strong November holdovers, such as the Twilight sequel and the surprising The Blind Side, our fiscal 2010 third quarter has started strong with several films performing quite well during the holiday season and contributing to box office increases of approximately 20% over the prior year during these early weeks of the quarter. Top performing holiday films have included the much anticipated Avatar (3D and 2D), as well as Alvin and the Chipmunks: The Squeakquel and Sherlock Holmes. Films scheduled to be released during the remainder of our fiscal 2010 third quarter that may also generate box office interest include Book of Eli, Edge of Darkness, From Paris with Love, Wolfman and Valentine’s Day. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We ended the first half of fiscal 2010 with a total of 657 company-owned screens in 53 theatres and 11 managed screens in two theatres compared to 673 company-owned screens in 55 theatres and 6 managed screens in one theatre at the end of the same period last year. We closed three leased theatres with 16 screens, including one budget theatre, during fiscal 2009 with minimal impact on our operating results. In November 2009, we opened the new Marcus Midtown Cinema at Midtown Crossing in Omaha, Nebraska. We are managing this unique upscale four-level, five-screen entertainment destination for the owner, Mutual of Omaha. This theatre offers our exclusive CineDineSM in-theatre dining concept in all five auditoriums, another first for us, and also features Zaffiro’s pizza. The theatre also features two sophisticated cocktail lounges, meeting and event space and a full catering service. Although it has only been open for a short time, the initial response to this distinctive new theatre has been very positive.

Hotels and Resorts

The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the second quarter and first half of fiscal 2010 and 2009 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2010	F2009	Amt.	Pct.	F2010	F2009	Amt.	Pct.
Revenues	$39.5	$45.9	$(6.4)	-14.0%	$82.5	$99.1	$(16.6)	-16.8%
Operating income (loss)	(0.2)	5.1	(5.3)	-104.1%	4.8	14.6	(9.8)	-67.0%
Operating margin (% of revenues)	-0.5%	11.1%			5.9%	14.7%

Division revenues and operating income decreased significantly during our fiscal 2010 second quarter and first half compared to the prior year same periods due to the continued negative impact the current economic environment has had on demand, and in particular, group business travel. In addition, our fiscal 2010 second quarter and first half operating income was negatively impacted by a $2.6 million pre-tax non-cash impairment charge related to our 16 remaining owned condominium hotel units at our Platinum Hotel & Spa in Las Vegas, Nevada. The Las Vegas real estate market has been impacted significantly by the recessionary economic conditions and the market is currently saturated with unsold hotel condominium units, including a significant number that have recently completed construction. As a result, sales prices of such units have declined dramatically and we concluded that impairment indicators were present. The impairment charge reported during our fiscal 2010 second quarter represents the difference between the carrying amount of the assets and our estimate of the current fair value of these assets.

The following table sets forth certain operating statistics for the second quarter and first half of fiscal 2010 and 2009, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	Second Quarter(1)					First Half(1)
			Variance					Variance
	F2010	F2009	Amt.		Pct.	F2010	F2009	Amt.		Pct.
Occupancy pct.	64.3%	66.3%	(2.0	) pts	-3.1%	66.6%	72.0%	(5.4	) pts	-7.5%
ADR	$135.03	$153.83	$(18.80)		-12.2%	$138.07	$156.39	$(18.32)		-11.7%
RevPAR	$86.77	$102.05	$(15.28)		-15.0%	$91.95	$112.60	$(20.65)		-18.3%

(1)	These operating statistics represent averages of our eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR decreased at all eight of our company-owned properties during the second quarter and first half of fiscal 2010 compared to the same periods last year. According to information available to us from Smith Travel Research, our RevPAR declines during our fiscal 2010 periods were not significantly different than those reported nationally for the upper upscale segment of the industry in which the majority of our properties operate. In general, industry data indicates that properties in major destination markets, properties that are perceived to operate near the luxury end of the hotel spectrum or properties with a greater reliance on group business, have experienced the largest declines in RevPAR during this extended period of economic turmoil.

As the table above indicates, although occupancy rates began to stabilize during our fiscal 2010 second quarter, there continued to be significant downward pressure on our average daily rate. Without a strong group business segment to fill up blocks of rooms, we have had to aggressively seek occupancy with the more price sensitive leisure, government and contract customer segments. In addition, we are also booking more rooms on alternate internet channels, further driving down our ADR’s. On the positive side, we experienced an overall improvement in the RevPAR decline trend, as our RevPAR had declined 23.0% and 21.1% in our previous two quarters.

Division operating income and operating margins declined during our fiscal 2010 second quarter and first half compared to the prior year same periods due to the decline in revenues described above. We have implemented numerous strategies to reduce costs during this difficult period in the hotel industry. Our cost containment measures resulted in approximately 42% and 43%, respectively, of our overall fiscal 2010 second quarter and first half revenue declines flowing through to our operating income (excluding the impairment charge) – flow-through percentages that generally compare favorably with others in our industry.

The current near-term outlook for this division’s performance remains very uncertain, as we continue to face significant economic headwinds. There continues to be some growing optimism in the marketplace that the industry will see some improvement as we head into calendar 2010, but because the lead time for reservations from both the corporate transient and leisure customer is relatively short (often only one to two weeks) compared to historic norms, our ability to project future occupancies from these customers is very limited. In the near term, we don’t expect our group business booking pace to change very much, and our ongoing group business is often resulting in lower overall revenues than in the past as group sizes shrink and on-site ancillary spending decreases. We will likely continue to see lower ADR’s than in prior periods until group demand begins to improve. We will continue to offer value packages to our guests in an effort to increase demand and we will attempt to shift market share away from alternate internet channels and towards our own booking channels.

If a future recovery unfolds similar to other prior down cycles, it will likely take group business longer to return to “normal” levels, as companies typically take a very cautious approach on these expenditures before restoring their pre-recessionary budgets. As a result, even though comparisons to last year will continue to become more favorable in future periods (RevPAR declined 13% and 23% during our fiscal 2009 third and fourth quarters, respectively, from the prior year periods), we expect to report reduced operating income from this division during at least the upcoming third quarter of fiscal 2010, compared to the prior year same period.

During our fiscal 2010 second quarter, we neared completion of a major guest room renovation at our Hilton Milwaukee City Center. We also expect to begin the second phase of our significant renovation at the Grand Geneva Resort & Spa during our fiscal 2010 third quarter. We continue to pursue several new growth opportunities as well. With an increasing number of hotels across the country experiencing financial difficulties due to reduced operating results and high debt service costs, we believe the opportunities to acquire high quality hotels or management contracts at attractive valuations will likely increase in the future for well-capitalized companies such as ours.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $104 million of unused credit lines as of the end of our fiscal 2010 second quarter, should be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2010.

Net cash provided by operating activities decreased by $15.9 million during the first half of fiscal 2010 to $19.7 million, compared to $35.6 million during the prior year’s first half. The decrease was due primarily to reduced net earnings and unfavorable timing in the collection of accounts and notes receivable and the payment of accounts payable and income taxes.

Net cash used in investing activities during the fiscal 2010 first half totaled $10.5 million, compared to $15.0 million during the fiscal 2009 first half. The decrease in net cash used in investing activities was primarily the result of decreased capital expenditures. Capital expenditures totaled $10.7 million during the first half of fiscal 2010 compared to $14.6 million during the prior year’s first half. Fiscal 2010 first half capital expenditures included approximately $9.0 million incurred in our hotels and resorts division, including costs associated with the previously described renovations at our Grand Geneva and Hilton Milwaukee properties. Fiscal

2009 first half capital expenditures included approximately $10.8 million incurred in our theatre division, including costs associated with a land purchase in Omaha, Nebraska, an UltraScreen in Orland Park, Illinois, digital 3D projectors and construction of a food and beverage outlet at our theatre in Oakdale, Minnesota.

Net cash used in financing activities during the first half of fiscal 2010 totaled $8.6 million compared to $23.6 million during the first half of fiscal 2009. Proceeds from issuance of long-term debt (borrowings under our revolving credit agreement) were $22.4 million during the fiscal 2010 first half compared to only $4.0 million during the prior year same period, accounting for the majority of the decrease in net cash used in financing activities during the first half of fiscal 2010. Our principal payments on notes payable and long-term debt totaled approximately $26.3 million during the first half of fiscal 2010 compared to approximately $23.0 million during the same period last year. Our debt-capitalization ratio was 0.43 at November 26, 2009 compared to 0.44 at our fiscal 2009 year-end.

We did not repurchase any significant amount of our common shares during the first half of fiscal 2010 or 2009. As of November 26, 2009, approximately 2.3 million shares remained available under prior Board of Directors repurchase authorizations. Any repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

We previously indicated that we expected our fiscal 2010 capital expenditures, including potential purchases of interests in joint ventures (but excluding any potential acquisitions), to be in the $50-$70 million range. At this stage of our fiscal year, barring any growth opportunities that could arise in the remaining months, we believe our actual fiscal 2010 capital expenditures may approximate $25-$35 million. The actual timing and extent of the implementation of our current expenditure plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. Our plans will continue to evolve and change in response to these and other factors.

During our fiscal 2010 first quarter, we filed a universal shelf registration statement with the Securities and Exchange Commission. Under our shelf registration statement, we have the flexibility to publicly offer and sell from time to time debt and/or equity securities. The filing of the shelf registration statement will help facilitate our ability to raise public equity or debt capital to expand existing businesses, fund potential acquisitions, invest in other growth opportunities, or repay existing debt.

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

Risk factors relating to the Company are contained in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2009. No material change to such risk factors has occurred during the 26 weeks ended November 26, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Through November 26, 2009, our Board of Directors has approved the repurchase of up to 6.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were made in the open market and pursuant to the publicly announced repurchase authorizations described above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
August 28 – September 27	2,107	$13.42	2,107	2,285,548
September 28 – October 27	—	—	—	2,285,548
October 28 – November 26	—	—	—	2,285,548

Total	2,107	$13.42	2,107	2,285,548

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2009 annual meeting of shareholders was held on Wednesday, October 14, 2009 (the “Annual Meeting”). At the Annual Meeting, the following matter was voted on in person or by proxy and approved by our shareholders:

1.	Our shareholders voted to elect Stephen H. Marcus, Diane Marcus Gershowitz, Daniel F. McKeithan, Jr., Allan H. Selig, Timothy E. Hoeksema, Bruce J. Olson, Philip L. Milstein, Bronson J. Haase, James D. Ericson and Gregory S. Marcus to our Board of Directors for one-year terms to expire at our 2010 annual meeting of shareholders and until their successors are duly qualified and elected.

As of the August 6, 2009 record date for the Annual Meeting, 20,993,828 shares of Common Stock and 8,856,671 shares of Class B Common Stock were outstanding and eligible to vote, with the Common Stock entitled to one vote per share and the Class B Common Stock entitled to ten votes per share. Following are the final votes on the matter presented for shareholder approval at the Annual Meeting:

Election of Directors

	For		Withheld
Name	Votes	Percentage(1)	Votes	Percentage(1)
Stephen H. Marcus	99,304,585	94.63%	5,637,465	5.37%
Diane Marcus Gershowitz	99,303,953	94.63%	5,638,097	5.37%
Daniel F. McKeithan, Jr.	103,670,902	98.79%	1,271,149	1.21%
Allan H. Selig	96,756,678	92.20%	8,185,373	7.80%
Timothy E. Hoeksema	104,412,516	99.50%	529,535	0.50%
Bruce J. Olson	99,282,911	94.61%	5,659,139	5.39%
Philip L. Milstein	104,234,768	99.33%	707,283	0.67%
Bronson J. Haase	103,725,261	98.84%	1,216,789	1.16%
James D. Ericson	104,228,081	99.32%	713,969	0.68%
Gregory S. Marcus	99,328,100	94.65%	5,613,951	5.35%

(1)	Based on a total of all votes represented by shares of Common Stock and Class B Common Stock actually voted in person or by proxy at the Annual Meeting.

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: January 5, 2010	By:	/S/ GREGORY S. MARCUS
Gregory S. Marcus President and Chief Executive Officer

DATE: January 5, 2010	By:	/S/ DOUGLAS A. NEIS
Douglas A. Neis Chief Financial Officer and Treasurer

S-1