Form 10-Q
period 2010-02-25
MARCUS CORP
filed 2010-04-06
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2010

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

COMMON STOCK OUTSTANDING AT MARCH 31, 2010 – 21,010,313

CLASS B COMMON STOCK OUTSTANDING AT MARCH 31, 2010 – 8,854,179

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	February 25, 2010	May 28, 2009

ASSETS
Current assets:
Cash and cash equivalents	$9,886	$6,796
Accounts and notes receivable, net of reserves	8,601	12,239
Receivables from joint ventures, net of reserves	121	194
Refundable income taxes	6,747	–
Deferred income taxes	2,552	3,139
Other current assets	6,306	7,776

Total current assets	34,213	30,144

Property and equipment:
Land and improvements	88,221	89,090
Buildings and improvements	513,261	512,002
Leasehold improvements	60,538	60,423
Furniture, fixtures and equipment	208,550	210,684
Construction in progress	16,870	8,489

Total property and equipment	887,440	880,688
Less accumulated depreciation and amortization	304,125	285,132

Net property and equipment	583,315	595,556

Other assets:
Investments in joint ventures	1,351	1,391
Goodwill	44,448	44,552
Condominium units available for sale	3,482	5,912
Other	33,491	33,968

Total other assets	82,772	85,823

TOTAL ASSETS	$700,300	$711,523

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	February 25, 2010	May 28, 2009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$222	$229
Accounts payable	17,121	22,743
Income taxes	–	796
Taxes other than income taxes	11,205	13,015
Accrued compensation	6,686	4,665
Other accrued liabilities	26,902	24,540
Current maturities of long-term debt	39,607	14,432

Total current liabilities	101,743	80,420

Long-term debt	192,847	240,943

Deferred income taxes	40,903	32,024

Deferred compensation and other	30,120	30,696

Shareholders’ equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	–	–
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,335,334 shares at February 25, 2010 and 22,329,978 shares at May 28, 2009	22,335	22,330
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,854,179 shares at February 25, 2010 and 8,859,535 shares at May 28, 2009	8,854	8,860
Capital in excess of par	48,491	47,649
Retained earnings	279,315	273,637
Accumulated other comprehensive loss	(2,608)	(2,781)

	356,387	349,695
Less cost of Common Stock in treasury (1,326,365 shares at February 25, 2010 and 1,364,585 shares at May 28, 2009)	(21,700)	(22,255)

Total shareholders’ equity	334,687	327,440

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$700,300	$711,523

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings (Unaudited)

	February 25, 2010		February 26, 2009
(in thousands, except per share data)	13 Weeks	39 Weeks	13 Weeks	39 Weeks

Revenues:
Theatre admissions	$40,755	$111,809	$37,565	$106,384
Rooms	13,340	56,671	14,195	66,994
Theatre concessions	19,086	53,249	18,292	52,615
Food and beverage	10,097	33,361	11,114	38,048
Other revenues	13,166	34,873	9,845	35,284

Total revenues	96,444	289,963	91,011	299,325

Costs and expenses:
Theatre operations	34,190	94,713	30,449	86,503
Rooms	7,115	22,966	7,373	25,165
Theatre concessions	4,551	13,275	4,290	12,700
Food and beverage	8,938	26,577	9,346	30,033
Advertising and marketing	4,396	14,526	4,416	15,874
Administrative	9,492	27,759	9,125	28,749
Depreciation and amortization	7,975	24,104	7,916	24,335
Rent	1,811	5,652	1,968	5,835
Property taxes	3,660	10,134	3,651	11,413
Other operating expenses	6,272	18,696	6,299	20,251
Impairment charge	–	2,575	–	–

Total costs and expenses	88,400	260,977	84,833	260,858

Operating income	8,044	28,986	6,178	38,467

Other income (expense):
Investment income (loss)	149	436	195	(1,460)
Interest expense	(2,768)	(8,423)	(3,455)	(10,893)
Gain (loss) on disposition of property, equipment and other assets	(261)	(88)	100	(1,072)
Equity losses from unconsolidated joint ventures, net	(76)	(112)	(324)	(423)

	(2,956)	(8,187)	(3,484)	(13,848)

Earnings before income taxes	5,088	20,799	2,694	24,619
Income taxes	1,897	7,713	1,031	9,627

Net earnings	$3,191	$13,086	$1,663	$14,992

Net earnings per share – basic:
Common Stock	$0.11	$0.45	$0.06	$0.52
Class B Common Stock	$0.10	$0.41	$0.05	$0.47

Net earnings per share – diluted:
Common Stock	$0.11	$0.44	$0.06	$0.50
Class B Common Stock	$0.10	$0.41	$0.05	$0.47

Dividends per share:
Common Stock	$0.085	$0.255	$0.085	$0.255
Class B Common Stock	$0.077	$0.232	$0.077	$0.232

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	39 Weeks Ended
(in thousands)	February 25, 2010	February 26, 2009

OPERATING ACTIVITIES:
Net earnings	$13,086	$14,992
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures	113	1,223
Loss (gain) on disposition of property, equipment and other assets	431	(34)
Loss (gain) on sale of condominium units	(343)	1,106
Impairment charge	2,575	–
Loss on available for sale securities	–	1,424
Amortization of loss on swap agreement	85	94
Amortization of favorable lease right	250	250
Depreciation and amortization	24,104	24,335
Stock compensation expense	1,185	1,035
Deferred income taxes	9,467	(225)
Deferred compensation and other	(337)	(267)
Changes in assets and liabilities:
Accounts and notes receivable	3,993	5,800
Other current assets	1,470	(505)
Accounts payable	(3,692)	734
Income taxes	(7,538)	4,775
Taxes other than income taxes	(1,810)	(389)
Accrued compensation	2,021	496
Other accrued liabilities	2,362	4,570

Total adjustments	34,336	44,422

Net cash provided by operating activities	47,422	59,414

INVESTING ACTIVITIES:
Capital expenditures	(14,639)	(21,027)
Proceeds from disposals of property, equipment and other assets	714	551
Increase in condominium units and other assets	(277)	(440)
Cash advanced to joint ventures	–	(243)

Net cash used in investing activities	(14,202)	(21,159)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from issuance of notes payable and long-term debt	40,895	12,002
Principal payments on notes payable and long-term debt	(63,823)	(45,611)
Equity transactions:
Treasury stock transactions, except for stock options	(97)	(97)
Exercise of stock options	304	408
Dividends paid	(7,409)	(7,372)

Net cash used in financing activities	(30,130)	(40,670)

Net increase (decrease) in cash and cash equivalents	3,090	(2,415)
Cash and cash equivalents at beginning of period	6,796	13,440

Cash and cash equivalents at end of period	$9,886	$11,025

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE 13 AND 39 WEEKS ENDED FEBRUARY 25, 2010

(Unaudited)

1.	General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 28, 2009, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the 13 and 39 weeks ended February 25, 2010 and February 26, 2009 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the unaudited interim financial information at February 25, 2010, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. The Company’s management has evaluated subsequent events after February 25, 2010 through April 6, 2010, which is the date the Company’s financial statements were issued.

Comprehensive Income – Total comprehensive income for the 13 and 39 weeks ended February 25, 2010 was $3,275,000 and $13,259,000, respectively. Total comprehensive income for the 13 and 39 weeks ended February 26, 2009 was $1,603,000 and $14,855,000, respectively.

Accumulated other comprehensive income (loss) consists of the following, all presented net of tax:

	February 25, 2010	May 28, 2009
	(in thousands)
Unrealized gain on available for sale investments	$70	$99
Unrecognized loss on terminated interest rate swap agreement	(211)	(262)
Unrealized loss on interest rate swap agreement	(434)	(585)
Net unrecognized actuarial loss	(2,033)	(2,033)

	$(2,608)	$(2,781)

Earnings Per Share– Net earnings per share (EPS) of Common Stock and Class B Common Stock is computed in accordance with Accounting Standard Codification (ASC) No. 260, Earnings per Share, formerly Statement of Financial Accounting Standards (SFAS) No. 128, using the two-class method. Basic net earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding less any non-vested stock. Diluted net earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and non-vested stock using the treasury method. Convertible Class B Common Stock is reflected on an if-converted basis. The computation of the diluted net earnings per share of Common Stock assumes the conversion of Class B Common Stock, while the diluted net earnings per share of Class B Common Stock does not assume the conversion of those shares.

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended February 25, 2010	13 Weeks Ended February 26, 2009	39 Weeks Ended February 25, 2010	39 Weeks Ended February 26, 2009
	(in thousands, except per share data)
Numerator:
Net earnings	$ 3,191	$ 1,663	$ 13,086	$ 14,992

Denominator:
Denominator for basic EPS	29,794	29,653	29,786	29,641
Effect of dilutive employee stock options and non-vested stock	108	121	112	168
Denominator for diluted EPS	29,902	29,774	29,898	29,809

Net earnings per share – basic
Common Stock	$ 0.11	$ 0.06	$ 0.45	$ 0.52
Class B Common Stock	$ 0.10	$ 0.05	$ 0.41	$ 0.47
Net earnings per share – diluted:
Common Stock	$ 0.11	$ 0.06	$ 0.44	$ 0.50
Class B Common Stock	$ 0.10	$ 0.05	$ 0.41	$ 0.47

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At February 25, 2010, the Company’s $363,000 of available for sale securities were valued using Level 1 pricing inputs.

Level 2 – At February 25, 2010, the $723,000 liability related to the Company’s interest rate hedge contract was based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At February 25, 2010, none of the Company’s assets or liabilities were valued using Level 3 pricing inputs.

Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets are present. If such indicators are present, the Company determines whether the fair value attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. During the second quarter of Fiscal 2010, the Company determined that indicators of impairment of the condominium units available for sale were evident as the Las Vegas real estate market has been significantly impacted by the recessionary economic conditions. As such, the Company evaluated the ongoing value of its condominium units held for sale and determined that the fair value, measured using estimated sales prices of similar condominium units held for sale in the same market, or Level 2 pricing inputs, was less than their carrying value and recorded a $2,575,000 pre-tax impairment loss.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended February 25, 2010	13 Weeks Ended February 26, 2009	39 Weeks Ended February 25, 2010	39 Weeks Ended February 26, 2009
	(in thousands)
Service Cost	$126	$130	$378	$390
Interest Cost	316	310	948	932
Net amortization of prior service cost, transition obligation and actuarial loss	22	29	66	86
Net periodic pension cost	$464	$469	$1,392	$1,408

Revenue Recognition – Revenues from gift card sales are recorded as deferred revenue and are recognized when gift cards are redeemed. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. During the 13 weeks ended February 25, 2010, the Company determined that it had sufficient historical data to support a change in estimate related to its gift card liability and recognized $3,000,000 of gift card breakage income, of which $2,671,000 related to prior periods. Gift card breakage income is recorded in other revenues in the consolidated statements of earnings.

New Accounting Pronouncements - In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 167, Amendment to FASB Interpretation No. 46(R), which amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (VIE) (codified in ASC No. 810-10). The statement requires a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessment of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an entity’s involvement with a VIE. This statement is effective for the Company in fiscal 2011 and the Company is evaluating the impact of this statement on its overall financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (GAAP) (codified in ASC No. 105). SFAS No. 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. The Codification supersedes all previously-existing non-SEC accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the Quarterly Report on Form 10-Q for the period ending November 26, 2009. As the Codification was not intended to change or alter existing GAAP, it does not have any impact on the Company’s consolidated financial results or financial position.

2.	Derivatives and Hedging Activities

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into an interest rate swap agreement on February 1, 2008 covering $25,170,000 of floating rate debt, which expires February 1, 2011, and requires the Company to pay interest at a defined rate of 3.24% while receiving interest at a defined variable rate of one-month LIBOR (0.25% at February 25, 2010). In accordance with ASC No. 815-10, Accounting for Derivative Instruments and Hedging Activities, formerly SFAS No. 133, the Company must recognize derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the 13 and 39 weeks ended February 25, 2010 and February 26, 2009, the interest rate swap was considered effective and had no effect on earnings. The increase in fair value of the interest rate swap of $143,000 ($86,000 net of tax) and $239,000 ($151,000 net of tax) is included in accumulated other comprehensive loss for the 13 and 39 weeks ended February 25, 2010, respectively. The decrease in fair value of the interest rate swap of $223,000 ($134,000 net of tax) and $1,083,000 ($655,000 net of tax), is included in accumulated other comprehensive loss for the 13 and 39 weeks ended February 26, 2009, respectively. The Company does not expect the interest rate swap to have any effect on earnings within the next 12 months.

As of February 25, 2010 and May 28, 2009, the notional amount of the swap was $25,170,000. The fair value of the swap as of February 25, 2010 and May 28, 2009 was a liability of $723,000 and $961,000, respectively, and was included in other long-term liabilities.

On February 29, 2008, the Company also entered into an interest rate swap agreement covering $25,000,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.49% while receiving interest at a defined variable rate of three-month LIBOR. The interest rate swap agreement was considered effective and qualified as a cash flow hedge. On March 19, 2008, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $567,000 ($338,000 net of tax). For the 13 and 39 weeks ended February 25, 2010, the Company reclassified $28,000 ($17,000 net of tax) and $85,000 ($51,000 net of tax), respectively, from accumulated other comprehensive loss to interest expense. For the 13 and 39 weeks ended February 26, 2009, the Company reclassified $28,000 ($17,000 net of tax) and $94,000 ($56,000 net of tax), respectively, from other comprehensive loss to interest expense. The remaining loss at February 25, 2010 in accumulated other comprehensive loss will be reclassified into earnings as interest expense through April 15, 2013, the remaining life of the original hedge. The Company expects to reclassify approximately $113,000 ($68,000 net of tax) of loss into earnings within the next 12 months.

3.	Income Taxes

The Company’s effective income tax rate for the 39 weeks ended February 25, 2010 and February 26, 2009 was 37.1% and 39.1%, respectively. The decrease in the effective rate is primarily due to the decrease in the amount of unrecognized tax benefits resulting from a lapse of the applicable statute of limitations.

4.	Contingencies

The Company has approximately three and one half years remaining on a ten and one half-year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $1,720,000 as of February 25, 2010.

During the second quarter of Fiscal 2010, the Company’s theatre division incurred a one-time $1,430,000 pre-tax withdrawal liability when it withdrew from an underfunded multi-employer Chicago projectionist union pension plan.

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

The following is a summary of business segment information for the 13 and 39 weeks ended February 25, 2010 and February 26, 2009 (in thousands):

13 Weeks Ended February 25, 2010	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$64,843	$31,354	$ 247	$96,444
Operating income (loss)	15,367	(4,739)	(2,584)	8,044
Depreciation and amortization	4,147	3,685	143	7,975

13 Weeks Ended February 26, 2009	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$57,896	$32,836	$ 279	$91,011
Operating income (loss)	12,691	(3,832)	(2,681)	6,178
Depreciation and amortization	4,092	3,660	164	7,916

39 Weeks Ended February 25, 2010	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$175,400	$113,822	$ 741	$289,963
Operating income (loss)	36,445	89	(7,548)	28,986
Depreciation and amortization	12,478	11,195	431	24,104

39 Weeks Ended February 26, 2009	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$166,488	$131,948	$ 889	$299,325
Operating income (loss)	35,427	10,783	(7,743)	38,467
Depreciation and amortization	12,420	11,421	494	24,335

THE MARCUS CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table sets forth revenues, operating income (earnings before other income/expense and income taxes), other income (expense), net earnings and net earnings per common share for the comparable third quarter and first three quarters of fiscal 2010 and 2009 (in millions, except for per share and variance percentage data):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2010	F2009	Amt.	Pct.	F2010	F2009	Amt.	Pct.
Revenues	$96.4	$91.0	$5.4	6.0%	$290.0	$299.3	$(9.3)	-3.1%
Operating income	8.0	6.2	1.8	30.2%	29.0	38.5	(9.5)	-24.6%
Other income (expense)	(3.0)	(3.5)	0.5	15.2%	(8.2)	(13.8)	5.6	40.9%
Net earnings	$3.2	$1.7	$1.5	91.9%	$13.1	$15.0	$(1.9)	-12.7%

Net earnings per common share - diluted:	$0.11	$0.06	$0.05	83.3%	$0.44	$0.50	$(0.06)	-12.0%

Revenues, operating income and net earnings increased during the third quarter compared to the same period last year due in large part to improved results from our theatre division, partially offset by continued reduced operating results from our hotels and resorts division. Our revenues, operating income and net earnings for the first three quarters of fiscal 2010 decreased compared to the same period last year due entirely to reduced operating results from our hotels and resorts division. Fiscal 2010 third quarter and first three quarters revenues and operating income in our theatre division increased compared to last year’s same periods due in part to a strong slate of films. Operating results from our hotels and resorts division continued to be negatively impacted by reduced business spending on travel due to the current economic environment, resulting in lower average daily rates and reduced year-to-date occupancies compared to the prior year. A reduction in our interest expense favorably impacted our net earnings during our fiscal 2010 third quarter and first three quarters compared to the same periods last year. Comparisons to last year’s first three quarters results were also favorably impacted by significant unusual investment losses and losses on property, equipment and other assets during fiscal 2009 totaling approximately $0.07 per diluted common share.

Our fiscal 2010 third quarter and first three quarters operating results also benefited from a change in estimate related to our deferred gift card revenue. We introduced a gift card program in our theatre division several years ago and subsequently expanded it to our hotels and resorts division. With very little history as to redemption patterns, we had been taking a very conservative approach to our deferred gift card liability. During our fiscal 2010 third quarter, we determined that we had enough historical gift card redemption data available to support a change in estimate of our gift card liability. Accordingly, gift card breakage income will now be recognized based upon our historical redemption patterns and will represent the gift card balances for which we believe customer redemption is remote.

As a result of this change in estimate, we reported cumulative gift card breakage income of $3.0 million (pre-tax) during our fiscal 2010 third quarter, of which approximately $2.7 million (pre-tax), or approximately $0.05 per diluted common share, related to periods prior to our fiscal 2010 third quarter. Approximately $2.4 million (pre-tax), or approximately $0.05 per diluted common share, of this change in estimate related to fiscal years 2009 and earlier. Our theatre division benefited the most from this change in estimate recognizing $2.5 million of gift card breakage income during our fiscal 2010 third quarter, of which $2.2 million related to periods prior to the third quarter and $2.0 million related to fiscal years 2009 and earlier. Based upon recent redemption levels, we currently estimate our fiscal 2010 fourth quarter aggregate gift card breakage income to be approximately $100,000 and our future annual breakage to be in the $600,000-$700,000 range. If gift card sales continue to increase in the future, our annual breakage income may also increase.

Our fiscal 2010 first three quarters operating results were also significantly impacted by a one-time pension withdrawal liability in our theatre division of $1.4 million (pre-tax) and a non-cash impairment charge in our hotels and resorts division of $2.6 million (pre-tax), both reported during our fiscal 2010 second quarter. Together, these two adjustments negatively impacted our fiscal 2010 first three quarters operating income by approximately $4.0 million and our net earnings per diluted common share by $0.08.

We recognized investment income of $149,000 and $436,000 during the third quarter and first three quarters of fiscal 2010, respectively, compared to investment income (loss) of $195,000 and $(1.5) million during the same periods last year. Last year during our second quarter, we reported two unusual investment losses, totaling approximately $2.2 million, related to investment losses on securities held for sale and losses on loans to, and investments in, a former Baymont Inns & Suites joint venture that owned real estate which declined in value because of continuing weakness in the commercial real estate market. We do not expect a significant variation in investment income during the remainder of fiscal 2010, compared to the same period last year.

Our interest expense totaled $2.8 million and $8.4 million for the third quarter and first three quarters of fiscal 2010, respectively, compared to $3.5 million and $10.9 million during the same periods last year. The decrease in interest expense during the fiscal 2010 periods compared to the prior year was the result of reduced borrowings and lower short-term interest rates during fiscal 2010. Assuming no significant changes in short-term interest rates during the remainder of our fiscal year, it is likely that we will again report a decrease in interest expense during our fiscal 2010 fourth quarter compared to the same period last year.

We reported small losses on disposition of property, equipment and other assets of $261,000 and $88,000 during the fiscal 2010 third quarter and first three quarters, respectively, compared to gains (losses) of $100,000 and $(1.1) million during the same periods last year. Our fiscal 2010 losses were the result of the disposal of miscellaneous furniture, fixtures and equipment, partially offset by a gain resulting from a favorable legal settlement related to the original construction of the condominium units at our Platinum Hotel & Spa in Las Vegas, Nevada. Our fiscal 2009 first three quarters results include a loss of approximately $1.1 million related to an adjustment of prior pro-rated gains recorded on the sale of the Platinum condominium units. The timing of periodic sales of our property and equipment varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment. We anticipate periodic additional sales of non-core property and equipment with the potential for additional disposition gains or losses from time to time during future periods, but the current economic environment will likely limit our sales activity during the near term.

We reported net equity losses from unconsolidated joint ventures of $76,000 and $112,000 during the third quarter and first three quarters of fiscal 2010, respectively, compared to losses of $324,000 and $423,000 during the same periods of fiscal 2009. Net losses during both years included our share of results from our remaining Baymont joint venture and two hotel joint ventures. We currently do not expect significant variations in net equity gains or losses from unconsolidated joint ventures during the fourth quarter of fiscal 2010 compared to the same period last year.

We reported income tax expense for the third quarter and first three quarters of fiscal 2010 of $1.9 million and $7.7 million, respectively, compared to $1.0 million and $9.6 million during the same periods of fiscal 2009. Our fiscal 2010 first three quarters effective income tax rate was 37.1% compared to our fiscal 2009 first three quarters effective rate of 39.1%. The decrease in our effective tax rate was primarily due to a decrease in our liability for unrecognized tax benefits as a result of a lapse of the applicable statute of limitations during fiscal 2010. We currently expect our effective tax rate for the remaining quarter of fiscal 2010 to be in our historical 38-40% range, pending any further lapses of statutes of limitations during the year or the completion of tax examinations by taxing authorities. Our actual fiscal 2010 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the third quarter and first three quarters of fiscal 2010 and 2009 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2010	F2009	Amt.	Pct.	F2010	F2009	Amt.	Pct.
Revenues	$ 64.8	$ 57.9	$ 6.9	12.0%	$ 175.4	$ 166.5	$ 8.9	5.4%
Operating income	15.4	12.7	2.7	21.1%	36.4	35.4	1.0	2.9%
Operating margin (% of revenues)	23.7%	21.9%			20.8%	21.3%

Consistent with the seasonal nature of the motion picture exhibition industry, our fiscal third quarter is typically one of the strongest periods for our theatre division due to the traditionally strong holiday season. Our theatre division fiscal 2010 third quarter record operating results benefited from the previously described gift card breakage income, an increase in our average ticket price and a small increase in attendance. Excluding the portion of the gift card breakage income related to periods prior to our fiscal 2010 third quarter, our third quarter operating income increased by approximately $480,000, or 3.8%, compared to the same period last year, and our operating margin decreased from 21.9% during the fiscal 2009 third quarter to an adjusted 21.0% this year. The mix of films during our fiscal 2010 third quarter contributed to higher film costs and reduced margins during the period compared to the third quarter last year. During our fiscal 2010 third quarter, our top four films accounted for approximately 46% of our total box office revenue, compared to only 23% of our total box office provided by our top four films during the fiscal 2009 third quarter. Higher grossing “blockbuster” films historically have a higher film cost as a percentage of box office revenues than other films, and therefore our operating margin decreases when a relatively small number of high grossing films make up such a large percentage of our box office revenue.

Our theatre division revenues for the first three quarters of fiscal 2010 increased compared to prior year’s same period despite reduced overall attendance, due primarily to an increase in our average ticket price. Excluding prior period gift card breakage income related to fiscal years 2009 and earlier and a one-time pension withdrawal liability described below, our operating income increased during the fiscal 2010 first three quarters by approximately $440,000, or 1.2%, compared to the same period last year. Again excluding the prior period gift card breakage and the pension adjustment, our fiscal 2010 first three quarters operating margin for our theatre division was 20.7% compared to 21.3% during last year’s same period. Our lower comparable operating margin during the fiscal 2010 first three quarters was due primarily to higher film costs and the negative impact that reduced attendance had on our total concession revenues.

As noted previously, our fiscal 2010 operating income was negatively impacted by a one-time $1.4 million pre-tax adjustment for a pension withdrawal liability incurred during our fiscal 2010 second quarter. This non-recurring liability related to our decision to withdraw from an underfunded multi-employer Chicago projectionist union pension plan. We only had a few active associates remaining in this union and we believed it was fiscally prudent to withdraw from this pension plan and lock in our existing portion of the unfunded liability using favorable August 2008 valuations (prior to the market downturn).

The following table breaks down the components of revenues for the theatre division for the third quarter and first three quarters of fiscal 2010 and 2009 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2010	F2009	Amt.	Pct.	F2010	F2009	Amt.	Pct.
Box office receipts	$40.7	$37.6	$3.1	8.5%	$111.8	$106.4	$5.4	5.1%
Concession revenues	19.1	18.3	0.8	4.3%	53.2	52.6	0.6	1.2%
Other revenues	5.0	2.0	3.0	145.3%	10.4	7.5	2.9	38.1%

Total revenues	$64.8	$57.9	$6.9	12.0%	$175.4	$166.5	$8.9	5.4%

The increases in our box office receipts for the third quarter and first three quarters of fiscal 2010 compared to the same periods last year were due primarily to 8.6% and 8.2% increases in our average ticket price, respectively. The increases in our average ticket price were attributable primarily to selected price increases and premium pricing for our digital 3D and UltraScreen® attractions. Our fiscal 2010 third quarter and first three quarters concession revenues increased compared to the same periods last year due to an increase in our average concession revenues per person, offsetting the impact of reduced attendance during our fiscal 2010 first three quarters compared to the same period last year. Our average concession revenues per person for the fiscal 2010 third quarter and first three quarters increased 4.5% and 4.1%, respectively, compared to the same periods last year, due in large part to increased sales of higher priced non-traditional food and beverage items in our theatres. Other revenues, which include management fees, pre-show advertising income, lobby advertising and other miscellaneous income, increased during our fiscal 2010 third quarter and first three quarters compared to prior year’s same periods due primarily to the previously described change in estimate related to gift card breakage income.

Comparable theatre attendance increased 0.4% during the third quarter and decreased 2.2% during the first three quarters of fiscal 2010, compared to the same periods last year. The highlight of our fiscal 2010 third quarter was a very strong slate of films during the holiday period between Thanksgiving and New Years Day, during which attendance increased and box office revenues increased by approximately 20% compared to the comparable prior year’s holiday period. Although overall attendance decreased slightly during the subsequent weeks of our fiscal 2010 third quarter due to very strong film product comparisons last year, our overall box office revenues still ended up greater than the prior year during 10 of the 13 comparable weeks of our fiscal 2010 third quarter. As noted earlier, this year’s fiscal 2010 third quarter film slate was very dependent upon a few blockbuster movies, with our four best performing films during the quarter – Avatar, The Blind Side, Alvin and the Chipmunks: the Squeakquel and Sherlock Holmes – all outperforming our top film from last year’s third quarter, Marley and Me. The first three quarters’ comparable theatre decrease in attendance occurred primarily during a three-week period from mid-July to early August corresponding with the first three weeks of last year’s top film, The Dark Knight.

Our fiscal 2010 third quarter revenues certainly benefited from the performance of Avatar, which has become the highest grossing film of all time. A substantial portion of our box office receipts from this movie came from our digital 3D presentations of the film. The strong performance of another digital 3D film released early in our fiscal 2010 fourth quarter, Alice in Wonderland, has further highlighted the significant audience appeal of 3D films and our customers’ current willingness to pay a premium for the 3D experience. The film studios have taken note of these results and have expanded the number of 3D films scheduled to be released during the remainder of calendar 2010 to as many as 20, with the possibility of even more during calendar 2011.

As a result, we recently announced our immediate plans to further expand our digital 3D footprint with the installation of an additional 27 3D systems at new and existing locations. We are particularly excited by the fact that eight of these new digital 3D systems will be installed in our signature 70-foot wide UltraScreens in select locations. These 3D screens will be among the largest in North America and will be branded as UltraScreen XL3D. The 19 traditional 3D installations are expected to be completed in April 2010 and all eight UltraScreen XL3D systems should be installed by May. Including the 27 new systems, we will now be able to offer digital 3D on 61 screens at 43 locations. With digital 3D technology available in nearly 80% of our theatres and 10% of our screens, we expect to continue to benefit from the increased number of digital 3D films being released and from the fact that 3D versions of the films have thus far generally outperformed the corresponding 2D version of the same film by a factor of two to three times.

As noted above, our fiscal 2010 fourth quarter has started strong with Alice in Wonderland, which had the biggest 3D weekend box office debut ever, and the release during the last two weekends of two more films available in both 3D and 2D formats, How to Train Your Dragon and Clash of the Titans. Films scheduled to be released during the remainder of our fiscal 2010 fourth quarter that may also generate significant box office interest include Date Night, Iron Man 2, Robin Hood and Shrek Forever After (3D). The extended outlook for film product looks promising as well, with summer pictures such as Prince of Persia: the Sands of Time, Sex and the City 2, Karate Kid, Toy Story 3 (3D), Grown Ups, Despicable Me (3D) and the next film in the Twilight series all scheduled for release prior to the date for release of our fiscal 2010 fourth quarter and year-end results. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We ended the first three quarters of fiscal 2010 with a total of 657 company-owned screens in 53 theatres and 11 managed screens in two theatres compared to 669 company-owned screens in 54 theatres and 6 managed screens in one theatre at the end of the same period last year. We closed three leased theatres with 16 screens, including one budget theatre, during fiscal 2009 with minimal impact on our operating results. In November 2009, we opened the new Marcus Midtown Cinema at Midtown Crossing in Omaha, Nebraska. We are managing this unique upscale four-level, five-screen entertainment destination for the owner, Mutual of Omaha. This theatre offers our exclusive CineDineSM in-theatre dining concept in all five auditoriums, another first for us, and also features Zaffiro’s pizza. The theatre also features two sophisticated cocktail lounges, meeting and event space and a full catering service. Although it has only been open for a short time, the initial response to this distinctive new theatre has been positive.

Hotels and Resorts

The following table sets forth revenues, operating income (loss) and operating margin for our hotels and resorts division for the third quarter and first three quarters of fiscal 2010 and 2009 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2010	F2009	Amt.	Pct.	F2010	F2009	Amt.	Pct.
Revenues	$ 31.4	$ 32.8	$ (1.4)	-4.5%	$113.8	$131.9	$(18.1)	-13.7%
Operating income (loss)	(4.7)	(3.8)	(0.9)	-23.7%	0.1	10.8	(10.7)	-99.2%
Operating margin (% of revenues)	-15.1%	-11.7%			0.1%	8.2%

Our fiscal third quarter is typically the weakest period for our hotels and resorts division due to the traditionally reduced level of travel at our predominantly Midwestern portfolio of owned properties. Division revenues and operating income decreased again during our fiscal 2010 third quarter and first three quarters compared to the prior year same periods due to the continued negative impact the current economic environment has had on demand, and in particular, group business travel. Decreases in hotels and resorts division revenues and operating income during the fiscal 2010 third quarter were partially offset by approximately $500,000 of the previously described gift card breakage income, of which over $400,000 related to fiscal years 2009 and prior. In addition, our fiscal 2010 first three quarters operating income was negatively impacted by a $2.6 million pre-tax non-cash impairment charge reported during our second quarter related to our 16 remaining owned condominium hotel units at our Platinum Hotel & Spa in Las Vegas, Nevada.

The following table sets forth certain operating statistics for the third quarter and first three quarters of fiscal 2010 and 2009, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	Third Quarter(1)				First Three Quarters(1)
			Variance				Variance
	F2010	F2009	Amt.	Pct.	F2010	F2009	Amt.	Pct.
Occupancy pct.	49.3%	47.7%	1.6 pts	3.4%	60.8%	63.9%	(3.1) pts	-4.8%
ADR	$113.52	$124.65	$(11.13)	-8.9%	$131.44	$148.49	$(17.05)	-11.5%
RevPAR	$56.01	$59.47	$(3.46)	-5.8%	$79.98	$94.89	$(14.91)	-15.7%

(1)

These operating statistics represent averages of our eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR decreased at seven of our eight company-owned properties during the third quarter and all eight during our first three quarters of fiscal 2010 compared to the same periods last year. According to information available to us from Smith Travel Research, our RevPAR declines during our fiscal 2010 periods were not significantly different than those reported nationally for the upper upscale segment of the industry in which the majority of our properties operate. In general, industry data indicated that properties in major destination markets, properties that are perceived to operate near the luxury end of the hotel spectrum or properties with a greater reliance on group business, have experienced the largest declines in RevPAR during this extended period of economic turmoil.

We reported our first increase in our overall occupancy rate during our fiscal 2010 third quarter since the fourth quarter of fiscal 2008. We continue, however, to experience significant downward pressure on our ADR. Without a strong group business segment to fill blocks of rooms, we have had to aggressively seek occupancy with the more price sensitive leisure, government and contract customer segments. In addition, we are also booking more rooms on alternate internet channels, further driving down our ADR. On the positive side, the comparative quarter percentage of our RevPAR reduction in our fiscal 2010 third quarter fell at a lower rate than recent prior quarters, as our RevPAR had declined 23.0%, 21.1% and 15.0% in each of our previous three quarters compared to the comparable quarters during the prior year.

Division operating income and operating margins declined during our fiscal 2010 third quarter and first three quarters compared to the prior year same periods due to the decline in revenues. We have implemented numerous strategies to reduce costs during this difficult period in the hotel industry. Our cost containment measures resulted in approximately 45% of our overall fiscal 2010 first three quarters’ revenue declines flowing through to our operating income (excluding the impairment charge) – a flow-through percentage that generally compares favorably with others in our industry.

Although the current near-term outlook for this division’s performance remains uncertain in light of the current economic and employment environment, there continues to be growing optimism in the marketplace that the industry will see further improvement during the remainder of calendar 2010. The hotel business has historically been a very cyclical business and these cycles have had many consistent elements over the years. The first sign of recovery in past cycles has been a slow and steady increase in occupancy rates. Our fiscal 2010 third quarter increase in our occupancy rate, as well as similar increases reported by others in our industry, may be an indication that we are in this first phase of the recovery cycle. Historically, the cycle completes itself when ADR and margins return to pre-recession levels. What is unknown is how long it will take for ADR and margins to rebound. Due to the fact that the lead time for reservations from both the corporate transient and leisure customer is relatively short (often only one to two weeks) compared to historic norms, our ability to project future occupancies from these customers is very limited. We have started to experience some improvement in our group business booking pace in recent weeks, but we will likely continue to see ADR’s lower than those of the comparable prior periods in the near term. We will continue to offer value packages to our guests in an effort to increase demand and we will attempt to shift market share away from alternate internet channels and towards our own booking channels.

If a future recovery unfolds similarly to other prior down cycles, it will likely take group business longer to return to “normal” levels, as companies typically take a very cautious approach on these expenditures before restoring their pre-recessionary budgets. Prior year comparisons, however, will likely continue to become more favorable in future periods. As a result, we believe that we may begin reporting flat to small increases in our comparable RevPAR in the periods ahead, assuming economic conditions do not worsen. The fact that any improvement in RevPAR in the near term will likely be the result of increased occupancy and not ADR will likely imply that our operating margins will continue to be challenged, as our operating costs traditionally increase as occupancy increases.

During our fiscal 2010 third quarter, we neared completion of a major guest room renovation at our Hilton Milwaukee City Center. We also began a second phase of our significant renovation at the Grand Geneva Resort & Spa during our fiscal 2010 third quarter. We continue to pursue several new growth opportunities as well. With an increasing number of hotels across the country experiencing financial difficulties due to reduced operating results and high debt service costs, we believe the opportunities to acquire high quality hotels or management contracts at attractive valuations will likely increase in the future for well-capitalized companies such as ours.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $123 million of unused credit lines as of the end of our fiscal 2010 third quarter, should be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2010.

Net cash provided by operating activities decreased by $12.0 million during the first three quarters of fiscal 2010 to $47.4 million, compared to $59.4 million during the prior year’s first three quarters. The decrease was due primarily to unfavorable timing in the collection of accounts and notes receivable and the payment of accounts payable and income taxes.

Net cash used in investing activities during the fiscal 2010 first three quarters totaled $14.2 million, compared to $21.2 million during the fiscal 2009 first three quarters. The decrease in net cash used in investing activities was primarily the result of decreased capital expenditures. Capital expenditures totaled $14.6 million during the first three quarters of fiscal 2010 compared to $21.0 million during the prior year’s first three quarters. Fiscal 2010 first three quarters capital expenditures included approximately $11.8 million incurred in our hotels and resorts division, including costs associated with the previously described renovations at our Grand Geneva and Hilton Milwaukee properties. Fiscal 2009 first three quarters capital expenditures included approximately $14.5 million incurred in our theatre division, including costs associated with a land purchase in Omaha, Nebraska, an UltraScreen in Orland Park, Illinois, digital 3D projectors, construction of a food and beverage outlet at our theatre in Oakdale, Minnesota and a major renovation (including a restaurant and UltraScreen addition) at our North Shore Cinema in Mequon, Wisconsin. The majority of the remaining capital expenditures during fiscal 2009 were made in our hotels and resorts division and related to general maintenance and the previously described renovations at the Grand Geneva and Hilton Milwaukee.

With only one quarter remaining in our fiscal year, barring any growth opportunities that could arise in the remaining months, we believe our actual fiscal 2010 capital expenditures will be approximately $25-$30 million. The actual timing and extent of the implementation of our current expenditure plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. Our plans will continue to evolve and change in response to these and other factors.

Net cash used in financing activities during the first three quarters of fiscal 2010 totaled $30.1 million compared to $40.7 million during the first three quarters of fiscal 2009. Proceeds from issuance of long-term debt (borrowings under our revolving credit agreement) were $40.9 million during the fiscal 2010 first three quarters compared to only $12.0 million during the prior year same period, accounting for the majority of the decrease in net cash used in financing activities during the first three quarters of fiscal 2010. Our gross principal payments on notes payable and long-term debt totaled approximately $63.8 million during the first three quarters of fiscal 2010 compared to approximately $45.6 million during the same period last year. Our debt-capitalization ratio was 0.41 at February 25, 2010 compared to 0.44 at our fiscal 2009 year-end.

During our fiscal 2010 first three quarters, we repurchased approximately 26,000 of our common shares for approximately $292,000 in conjunction with the exercise of stock options, compared to 16,000 common shares repurchased for approximately $274,000 in conjunction with the exercise of stock options and open market purchases during the first three quarters of fiscal 2009. As of February 25, 2010, approximately 2.3 million shares remained available under prior Board of Directors repurchase authorizations. Any repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

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

We have not experienced any material changes in our market risk exposures presented in our Annual Report on Form 10-K for the year ended May 28, 2009.

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

Goodman, et al. v. Platinum Condominium Development, LLC, Case No. 09-CV-957 (D. Nev.). As reported in our Annual Report on Form 10-K for the year ended May 28, 2009, on December 5, 2008, a class action complaint was filed in the Eighth Judicial District Court of Nevada for Clark County against Platinum Condominium Development, LLC (“Platinum LLC”), one of our subsidiaries. On April 30, 2009, Platinum LLC was served with a summons and a copy of an amended complaint. The amended complaint also named another one of our subsidiaries, Marcus Management Las Vegas, LLC (“Marcus Management LV”), as a defendant. Subsequently, Platinum LLC and Marcus Management LV removed the case to the United States District Court for the District of Nevada, where it is currently pending. The amended complaint in Goodman seeks an unspecified amount of damages and alleges violations of federal and Nevada law, and that Platinum LLC and Marcus Management LV made various representations in connection with the Platinum Hotel & Spa development in Las Vegas, Nevada. On June 29, 2009, both Platinum LLC and Marcus Management LV moved to dismiss the amended complaint in its entirety. On March 29, 2010, the District of Nevada granted in part and denied in part the motion to dismiss, and dismissed most of the claims against Platinum LLC and Marcus Management LV without prejudice. The District of Nevada has granted Goodman 30 days to file a second amended complaint with respect to the claims dismissed without prejudice.

Baroi, et al. v. Platinum Condominium Development, LLC, Case No. 09-CV-671 (D. Nev.) and Benson, et al. v. Platinum Condominium Development, LLC, et al, Case No. 09-CV-1301 (D. Nev.). As we reported in our Annual Report on Form 10-K for the year ended May 28, 2009, on March 27, 2009, another complaint was filed in the Eighth Judicial District Court of Nevada for Clark County against Platinum LLC, which Platinum LLC subsequently removed to the United States District Court for the District of Nevada. On May 29, 2009, plaintiffs in Baroi amended their complaint and named Marcus Management LV, as well as two of our other subsidiaries, Marcus Development, LLC (“Marcus Development”) and Marcus Hotels, Inc. (“Marcus Hotels”), as additional defendants. On July 2, 2009, Marcus Management LV, Marcus Development, and Marcus Hotels moved to dismiss the amended complaint. That motion was granted, without prejudice, and with leave to amend.

In addition, as we reported in our Annual Report on Form 10-K for the year ended May 28, 2009, on July 17, 2009, the Benson action was filed in the United States District Court for the District of Nevada, and the complaint made allegations similar to those of the Baroi action. The Benson action also named Platinum LLC, Marcus Management LV, Marcus Development and Marcus Hotels as defendants.

Subsequent to the District of Nevada’s order in Baroi granting the motion to dismiss of Marcus Management LV, Marcus Development, and Marcus Hotels, the plaintiffs in Baroi and Benson agreed to consolidate the two actions. On January 25, 2010, the plaintiffs filed a consolidated amended complaint against Platinum LLC, Marcus Management LV, and Marcus Hotels. The plaintiffs did not name Marcus Development as a defendant. The consolidated amended complaint seeks declaratory relief and an unspecified amount of damages, and alleges violations of Nevada law and that the defendants made various representations in connection with the Platinum Hotel & Spa development in Las Vegas, Nevada. On March 16, 2010, the defendants responded to the consolidated amended complaint. Marcus Management LV answered the consolidated amended complaint, and Platinum LLC answered it in part and moved to dismiss it in part. Marcus Hotels moved to dismiss the complaint in its entirety. The defendants’ motions to dismiss are currently being briefed.

Platinum LLC, Marcus Management LV, and Marcus Hotels believe the allegations against all of the defendants in these lawsuits are without merit and they intend to vigorously defend against them. Since these matters are in the preliminary stages, we are unable to predict the scope or outcome or quantify their eventual impact, if any, on us. At this time, we are also unable to estimate associated expenses or possible losses.

Item 1A.	Risk Factors

Risk factors relating to the Company are contained in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2009. No material change to such risk factors has occurred during the thirty-nine weeks ended February 25, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Through February 25, 2010, our Board of Directors has approved the repurchase of up to 6.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock plans or other general corporate purposes. These authorizations do not have an expiration date.

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were made in the open market and pursuant to the publicly announced repurchase authorization described above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
November 27 – December 26	2,207	$12.96	2,207	2,283,341
December 27 – January 25	-	-	-	2,283,341
January 26 – February 25	10,186	10.77	10,186	2,273,155

Total	12,393	$11.16	12,393	2,273,155

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: April 6, 2010	By:	/s/ Gregory S. Marcus
Gregory S. Marcus President and Chief Executive Officer

DATE: April 6, 2010	By:	/s/ Douglas A. Neis
Douglas A. Neis Chief Financial Officer and Treasurer

S-1