Form 10-K
period 2010-05-27
MARCUS CORP
filed 2010-08-10
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 27, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common equity held by non-affiliates as of November 26, 2009 was approximately $256,000,000. This value includes all shares of the registrant’s common stock, except for treasury shares and shares beneficially owned by the registrant’s directors and executive officers listed in Part I below.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding at August 5, 2010—20,769,509

Class B common stock outstanding at August 5, 2010—8,854,179

Portions of the registrant’s definitive Proxy Statement for its 2010 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year, will be incorporated by reference into Part III to the extent indicated therein upon such filing.

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

As of May 27, 2010, our theatre operations included 54 movie theatres with 668 screens throughout Wisconsin, Ohio, Illinois, Minnesota, North Dakota, Nebraska and Iowa, including two movie theatres with 11 screens in Wisconsin and Nebraska owned by third parties but managed by us. We also operate a family entertainment center, Funset Boulevard, that is adjacent to one of our theatres in Appleton, Wisconsin. We are currently the 6th largest theatre circuit in the United States.

As of May 27, 2010, our hotels and resorts operations included 8 owned and operated hotels and resorts in Wisconsin, Missouri, Illinois and Oklahoma. We also manage 11 hotels, resorts and other properties for third parties in Wisconsin, Minnesota, Ohio, Texas, Arizona, Missouri, Nevada and California. As of May 27, 2010, we owned or managed nearly 5,200 hotel and resort rooms.

Both of these business segments are discussed in detail below. For information regarding the revenues, operating income or loss, assets and certain other financial information of these segments for the last three fiscal years, please see our Consolidated Financial Statements and the accompanying Note 11 in Part II below.

Strategic Plans

Please see our discussion under “Current Plans” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Theatre Operations

At the end of fiscal 2010, we owned or operated 54 movie theatre locations with a total of 668 screens in Wisconsin, Illinois, Minnesota, Ohio, North Dakota, Nebraska and Iowa for an average of 12.4 screens per location, compared to an average of 12.5 and 12.1 screens per location at the end of fiscal 2009 and 2008, respectively. Included in the 2010 total are two theatres with 11 screens that we manage for other owners. We managed one theatre with 6 screens for another owner during fiscal 2009 and fiscal 2008. Our 52 company-owned facilities include 32 megaplex theatres (12 or more screens), representing 75% of our total screens, 19 multiplex theatres (two to 11 screens) and one single-screen theatre. At fiscal year-end, we operated 647 first-run screens, 11 of which are operated under management contracts, and 21 budget-oriented screens.

In May 2009, we opened our circuit’s 13th UltraScreen® at our newly-renovated North Shore Cinema in Mequon, Wisconsin. In addition, in November 2009, we opened the new Marcus Midtown Cinema at Midtown Crossing in Omaha, Nebraska. We are managing this unique upscale four-level, five-screen entertainment destination for the owner, Mutual of Omaha. This theatre offers our exclusive CineDineSM in-theatre dining concept in all five auditoriums and also features Zaffiro’s pizza. The theatre also features two sophisticated cocktail lounges, meeting and event space and a full catering service. The initial response to this distinctive new theatre has been positive.

We continue to review opportunities to build additional new locations and recently purchased land in Sun Prairie, Wisconsin with plans to build a new theatre to replace the existing Eastgate Theatre in Madison, Wisconsin. We currently own land in six different communities that may be used for new theatres at a future date. We also will continue to consider additional potential acquisitions as opportunities arise.

Revenues for the theatre business, and the motion picture industry in general, are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. Consistent with prior years in which blockbusters accounted for a significant portion of our total box office, our top 15 performing films accounted for 42% of our fiscal 2010 box office receipts compared to 32% during fiscal 2009. The following five fiscal 2010 films accounted for approximately 20% of our total box office and produced the greatest box office receipts for our circuit: Avatar, Transformers: Revenge of the Fallen, Harry Potter and the Half-Blood Prince, The Blind Side and The Twilight Saga: New Moon.

We obtain our films from several national motion picture production and distribution companies and are not dependent on any single motion picture supplier. Our booking, advertising, concession purchases and promotional activities are handled centrally by our administrative staff. Including our own theatres, we currently are providing film buying, booking and other related services for 837 screens in seven states.

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

In fiscal 2010, we continued our installation of Digital 3D Cinema technology, with the installation of 33 digital 3D systems in our theatres, including the installation of 3D systems at eight of our signature UltraScreens that we have branded as UltraScreen XL3D. As of May 27, 2010, we offer digital 3D systems at 60 screens at 43 of our theatre locations in seven states. There are currently nearly 30 3D films scheduled for release during fiscal 2011, compared to 15 digital 3D films played in our theatres during fiscal 2010.

An anticipated broad roll-out of digital cinema into our theatres, as well as the rest of the industry, was delayed during fiscal 2010 due to the increased difficulties of proposed third-party implementers to obtain the necessary financing during the current economic climate. During the latter half of fiscal 2010, progress was made regarding financing and system pricing and an expected industry-wide roll-out is now expected to occur over the course of several years. We currently expect to begin a broader roll-out of digital projection technology in our circuit beginning in fiscal 2011. The actual costs that we may incur when such a roll-out begins are yet to be determined, but it is our expectation that the majority of the costs would be paid for by the film studios through the payment of virtual print fees to us or a selected digital cinema implementation partner. Our goals from digital cinema include delivering an improved film presentation to our guests, increasing scheduling flexibility, as well as maximizing the opportunities for alternate programming that may be available with this technology.

We sell food and beverage concessions in all of our movie theatres. We believe that a wide variety of food and beverage items, properly merchandised, increases concession revenue per patron. Although popcorn and soda remain the traditional favorites with moviegoers, we continue to upgrade our available concessions by offering varied choices. For example, some of our theatres offer hot dogs, pizza, ice cream, pretzel bites, frozen yogurt, coffee, mineral water and juices. We have also added self-serve soft drinks to many of our theatres. In recent years, we have added branded pizza (Zaffiro’s) and branded coffee, ice cream and chocolates – as well as an expanded concession Hot Zone that serves pizza, hamburgers, wraps, sandwiches and other hot appetizers – to selected theatres. Certain of our theatres have also introduced Take Five cocktail lounges and a multi-use “dinner-theatre” concept we have branded as CineDineSM, fully equipped for live performances, meetings, broadcast concerts and sporting events and regular screenings of first-run movies, with an attached kitchen from which we offer a full menu. Our new Marcus Midtown Cinema at Midtown Crossing in Omaha, Nebraska, offers our exclusive CineDineSM in-theatre dining concept in all five auditoriums, features Zaffiro’s pizza and also offers two sophisticated cocktail lounges, meeting and event space and a full catering service. Our newly remodeled North Shore Cinema in Mequon, Wisconsin now includes a cocktail lounge, a Hot Zone and a separate full-service Zaffiro’s Pizzeria and Bar. The response to our new food and beverage offerings at these theatres has been positive and we continue to refine these existing food and beverage opportunities so as to determine whether they may be profitably duplicated at additional locations in the future.

We have a variety of ancillary revenue sources in our theatres, with the largest related to the sale of pre-show and lobby advertising (through our advertising provider, Screenvision). Additional ancillary revenues can come from corporate and group meeting sales, sponsorships, alternate auditorium uses and naming rights. In addition, we are a party to a digital network affiliate agreement with National CineMedia, LLC for the presentation of live and pre-recorded in-theatre events in 24 of our locations in multiple markets. The expanded programming, which has included live performances of the Metropolitan Opera, as well as sports, music and other events, has been well received by our customers and has the ability of providing revenue during our theatres’ slower periods. We continue to pursue additional strategies to increase our ancillary revenue sources.

We also own a family entertainment center, Funset Boulevard, adjacent to our 14-screen movie theatre in Appleton, Wisconsin. Funset Boulevard features a 40,000 square foot Hollywood-themed indoor amusement facility that includes a restaurant, party room, laser tag center, virtual reality games, arcade, outdoor miniature golf course and batting cages.

Hotels and Resorts Operations

Owned and Operated Hotels and Resorts

The Pfister Hotel

We own and operate the Pfister Hotel, which is located in downtown Milwaukee, Wisconsin. The Pfister Hotel is a full service luxury hotel and has 307 guest rooms (including 82 luxury suites and 176 tower rooms), two restaurants, three cocktail lounges and a 275-car parking ramp. The Pfister also has 24,000 square feet of banquet and convention facilities. The Pfister’s banquet and meeting rooms accommodate up to 3,000 people and the hotel features two large ballrooms, including one of the largest ballrooms in the Milwaukee metropolitan area, with banquet seating for 1,200 people. A portion of the Pfister’s first-floor space is leased for use by retail tenants. In fiscal 2010, the Pfister Hotel earned its 34th consecutive four-diamond award from the American Automobile Association. The Pfister is also a member of Preferred Hotels and Resorts Worldwide Association, an organization of independent luxury hotels and resorts, and the Association of Historic Hotels of America. The hotel has a signature restaurant named the Mason Street Grill, as well as a state-of-the-art spa and salon.

The Hilton Milwaukee City Center

We own and operate the 729-room Hilton Milwaukee City Center. Several aspects of Hilton’s franchise program have benefited this hotel, including Hilton’s international centralized reservation and marketing system, advertising cooperatives and frequent stay programs. The Hilton Milwaukee City Center also features Paradise Landing, an indoor water park and family fun center that features water slides, swimming pools, a sand beach, lounge and restaurant. The hotel also has two cocktail lounges, two restaurants and an 870-car parking ramp. We recently completed major renovations to this hotel’s guestrooms, corridors and main lobby.

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

The Grand Geneva Resort & Spa

We own and operate the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin, which is the largest convention resort in Wisconsin. This full-facility destination resort is located on 1,300 acres and includes 355 guest rooms, over 60,000 square feet of banquet, meeting and exhibit space, over 13,000 square feet of ballroom space, three specialty restaurants, two cocktail lounges, two championship golf courses, several ski hills, two indoor and five outdoor tennis courts, three swimming pools, a spa and fitness complex, horse stables and an on-site airport. In fiscal 2010, the Grand Geneva Resort & Spa earned its 12th consecutive four-diamond award from the American Automobile Association. We recently completed a major renovation to this hotel’s exterior pool, WELL Spa, and guest rooms, including the hotel’s luxury suites.

Hotel Phillips

We own and operate the Hotel Phillips, a 217-room hotel in Kansas City, Missouri. After purchasing and completely restoring this landmark hotel, we reopened it in September 2001. The Hotel Phillips has conference rooms totaling 5,600 square feet of meeting space, a 2,300 square foot ballroom, a restaurant and a lounge.

InterContinental Milwaukee

We own and operate the InterContinental Milwaukee in Milwaukee, Wisconsin. The InterContinental Milwaukee has 220 rooms, 12,000 square feet of flexible banquet and meeting space, on-site parking, a fitness center, a restaurant and a lounge and is located in the heart of Milwaukee’s theatre and financial district.

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

Four Points by Sheraton Chicago Downtown/Magnificent Mile

Pursuant to a long-term lease, we operate the Four Points by Sheraton Chicago Downtown/Magnificent Mile, a 226-room (including 130 suites) hotel in Chicago, Illinois. The Four Points by Sheraton Chicago Downtown/Magnificent Mile has affordable, well-appointed guest rooms and suites, 3,000 square feet of high-tech meeting rooms, an indoor swimming pool and fitness room and an on-site parking facility. The hotel leases space to two area restaurants.

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

We manage Xona Resort Suites, a four-star destination resort in Scottsdale, Arizona, offering 431 suites, four swimming pools, three whirlpools, a fitness center, a 24-hour concierge and 7,600 square feet of meeting space. The resort recently completed a multi-million dollar renovation of its public space, restaurant and grounds.

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

We also manage two condominium-hotels under long-term management contracts. Revenues from these management contracts are larger than typical management contracts because, under an agreed-upon rental pool arrangement, room revenues are shared at a defined percentage with individual condominium owners. In addition, we own all of the common areas of these facilities, including any restaurants, lounges, spas and gift shops, and keep all of the revenues from these outlets.

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

We manage the Platinum Hotel & Spa, a condominium hotel in Las Vegas, Nevada just off the Las Vegas Strip, and own the hotel’s public space. The Platinum Hotel & Spa has 255 one and two-bedroom suites. This non-gaming, non-smoking hotel also has an on-site restaurant, lounge, spa and 8,440 square feet of meeting space. We own 16 previously unsold condominium units at the Platinum and anticipate selling these units when Las Vegas real estate market conditions improve.

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

Environmental Regulation

Federal, state and local environmental legislation has not had a material effect on our capital expenditures, earnings or competitive position. However, our activities in acquiring and selling real estate for business development purposes have been complicated by the continued emphasis that our personnel must place on properly analyzing real estate sites for potential environmental problems. This circumstance has resulted in, and is expected to continue to result in, greater time and increased costs involved in acquiring and selling properties associated with our various businesses.

Employees

As of the end of fiscal 2010, we had approximately 6,200 employees, approximately 44% of whom were employed on a part-time basis. A number of our (1) projectionists in Milwaukee, Wisconsin are covered by a collective bargaining agreement that expired on May 30, 2007 and are operating under the terms of the old agreement on a day-to-day basis; (2) projectionists at Chicago locations are covered by a collective bargaining agreement that expires on July 7, 2011; (3) hotel employees at the Hilton Milwaukee City Center and the Pfister Hotel are covered by a collective bargaining agreement that expires on February 14, 2013; (4) operating engineers at the Sheraton Clayton Plaza Hotel are covered by a collective bargaining agreement that expires on November 30, 2010; (5) hotel employees at the Sheraton Clayton Plaza Hotel are covered by a collective bargaining agreement that expires on December 14, 2010; (6) operating engineers at the Hilton Milwaukee City Center and Pfister Hotel are covered by collective bargaining agreements that expire on December 31, 2010 and April 30, 2011, respectively; (7) hotel employees at the Crowne Plaza Northstar in Minneapolis, Minnesota are covered by a collective bargaining agreement that expired on June 30, 2010 and are operating under the terms of the old agreement on a day-to-day basis; (8) painters at the Sheraton Clayton Plaza Hotel are covered by a collective bargaining agreement that expires on August 31, 2010; (9) projectionists in Omaha, Nebraska are covered by a collective bargaining agreement that expires on March 31, 2011; (10) projectionists in Madison, Wisconsin are covered by a collective bargaining agreement that expires on April 5, 2012; and (11) painters in the Hilton Milwaukee City Center and the Pfister Hotel are covered by a collective bargaining agreement that expires on May 31, 2013.

As of the end of fiscal 2010, approximately 11% of our employees are covered by a collective bargaining agreement, of which 2% are covered by an agreement that will expire within one year.

Web Site Information and Other Access to Corporate Documents

Our corporate web site is www.marcuscorp.com. All of our Form 10-Ks, Form 10-Qs and Form 8-Ks, and amendments thereto, are available on this web site as soon as practicable after they have been filed with the SEC. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report. In addition, our corporate governance guidelines and the charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are available on our web site. If you would like us to mail you a copy of our corporate governance guidelines or a committee charter, please contact Thomas F. Kissinger, Vice President, General Counsel and Secretary, The Marcus Corporation, 100 East Wisconsin Avenue, Suite 1900, Milwaukee, Wisconsin 53202-4125.

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

Over the last decade, the average video release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available on video or DVD, has decreased from approximately six months to less than four and one-half months. Some studios have recently expressed a desire to have a shorter window for a select number of films that might be released during traditionally slower seasons of the year. There have also been discussions recently regarding the possibility of a new shorter premium-priced video on-demand window. We cannot assure you that this release window, which is determined by the film studios, will not shrink further, which could have an adverse impact on our movie theatre business and results of operations.

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

Industry-wide Conversion to Digital Cinema May Increase Our Costs.

The theatre industry is in the process of conversion from film-based media to digital-based media. There are a variety of constituencies associated with this anticipated change that may significantly impact industry participants, including content providers, distributors, equipment providers and exhibitors. While content providers and distributors have indicated they would bear substantially all of the costs of this change, there can be no assurance that we will have access to adequate capital to finance the conversion costs associated with this potential change, nor can there be any assurance that we will not see an increase in related operating costs of the new media that would adversely affect our results of operations. There is also a risk that if we, or other exhibitors, do not proceed with a conversion to digital cinema on a timely basis, the film distributors could reduce the amount they are willing to contribute towards the conversion costs in the future or, less likely, choose to not provide film product at some point.

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

If the Amount of Sales Made Through Third-Party Internet Travel Intermediaries Increases Significantly, Consumer Loyalty to Our Hotels Could Decrease and Our Revenues Could Fall.

We expect to derive most of our business from traditional channels of distribution. However, consumers now use internet travel intermediaries regularly. Some of these intermediaries are attempting to increase the importance of price and general indicators of quality (such as “four-star downtown hotel”) at the expense of brand/hotel identification. These agencies hope that consumers will eventually develop brand loyalties to their reservation system rather than to our hotels. If the amount of sales made through internet travel intermediaries increases significantly and consumers develop stronger loyalties to these intermediaries rather than to our hotels, we may experience an adverse effect on our hotels and resorts business and results of operations.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

We own the real estate of a substantial portion of our facilities, including, as of May 27, 2010, the Pfister Hotel, the Hilton Milwaukee City Center, the Hilton Madison at Monona Terrace, the Grand Geneva Resort & Spa, the Hotel Phillips, the InterContinental Milwaukee, the Skirvin Hilton and the majority of our theatres. We lease the remainder of our facilities. As of May 27, 2010, we also managed two hotels for joint ventures in which we have an interest and nine hotels, resorts and other properties and two theatres that are owned by third parties. Additionally, we own properties acquired for the future construction and operation of new facilities and we have an interest in a joint venture hotel managed by a third party. All of our properties are suitably maintained and adequately utilized to cover the respective business segment served.

Our owned, leased and managed properties are summarized, as of May 27, 2010, in the following table:

Business Segment	Total Number of Facilities in Operation	Owned(1)	Leased from Unrelated Parties(2)	Managed for Related Parties	Managed for Unrelated Parties(2)
Theatres:
Movie Theatres	54	44	8	0	2
Family Entertainment Center	1	1	0	0	0

Hotels and Resorts:
Hotels	16	6	1	2	7
Resorts	2	1	0	0	1
Other Properties	1	0	0	0	1

Total	74	52	9	2	11

(1)	Six of the movie theatres are on land leased from unrelated parties.
(2)	The eight theatres leased from unrelated parties have 86 screens and the two theatres managed for unrelated parties have a total of 11 screens.

Certain of the above individual properties or facilities are subject to purchase money or construction mortgages or commercial lease financing arrangements, but we do not consider these encumbrances, individually or in the aggregate, to be material.

All of our operating property leases expire on various dates after the end of fiscal 2011 (assuming we exercise all of our renewal and extension options).

Item 3.    Legal Proceedings.

Goodman, et al. v. Platinum Condominium Development, LLC, Case No. 09-CV-957 (D. Nev.). As reported in our Quarterly Report on Form 10-Q for the period ended February 25, 2010, on December 5, 2008, a class action complaint was filed in the Eighth Judicial District Court of Nevada for Clark County against Platinum Condominium Development, LLC (“Platinum LLC”), one of our subsidiaries. On April 30, 2009, Platinum LLC was served with a summons and a copy of an amended complaint. The amended complaint also named another one of our subsidiaries, Marcus Management Las Vegas, LLC (“Marcus Management LV”), as a defendant. Subsequently, Platinum LLC and Marcus Management LV removed the case to the United States District Court for the District of Nevada, where it is currently pending. The amended complaint in Goodman seeks an unspecified amount of damages and alleges violations of federal and Nevada law, and that Platinum LLC and Marcus Management LV made various representations in connection with the Platinum Hotel & Spa development in Las Vegas, Nevada. On June 29, 2009, both Platinum LLC and Marcus Management LV moved to dismiss the amended complaint in its entirety. On March 29, 2010, the District of Nevada granted in part and denied in part the motion to dismiss, and dismissed most of the claims against Platinum LLC and Marcus Management LV without prejudice. On April 28, 2010, Goodman filed a second amended complaint, which Platinum LLC and Marcus Management LV have answered, in part, and moved to dismiss, in part. The parties are currently briefing the motion to dismiss.

Baroi, et al. v. Platinum Condominium Development, LLC, Case No. 09-CV-671 (D. Nev.) and Benson, et al. v. Platinum Condominium Development, LLC, et al., Case No. 09-CV-1301 (D. Nev.). As we reported in our Quarterly Report on Form 10-Q for the period ended February 25, 2010, on March 27, 2009, another complaint was filed in the Eighth Judicial District Court of Nevada for Clark County against Platinum LLC, which Platinum LLC subsequently removed to the United States District Court for the District of Nevada. On May 29, 2009, plaintiffs in Baroi amended their complaint and named Marcus Management LV, as well as two of our other subsidiaries, Marcus Development, LLC (“Marcus Development”) and Marcus Hotels, Inc. (“Marcus Hotels”), as additional defendants. On July 2, 2009, Marcus Management LV, Marcus Development, and Marcus Hotels moved to dismiss the amended complaint. That motion was granted, without prejudice, and with leave to amend.

In addition, as we reported in our Quarterly Report on Form 10-Q for the period ended February 25, 2010, on July 17, 2009, the Benson action was filed in the United States District Court for the District of Nevada, and the complaint made allegations similar to those of the Baroi action. The Benson action also named Platinum LLC, Marcus Management LV, Marcus Development and Marcus Hotels as defendants.

Subsequent to the District of Nevada’s order in Baroi granting the motion to dismiss of Marcus Management LV, Marcus Development, and Marcus Hotels, the plaintiffs in Baroi and Benson agreed to consolidate the two actions. On January 25, 2010, the plaintiffs filed a consolidated amended complaint against Platinum LLC, Marcus Management LV, and Marcus Hotels. Plaintiffs did not name Marcus Development as a defendant. The consolidated amended complaint seeks declaratory relief and an unspecified amount of damages, and alleges violations of Nevada law and that the defendants made various representations in connection with the Platinum Hotel & Spa development in Las Vegas, Nevada. On March 16, 2010, the defendants responded to the consolidated amended complaint. Marcus Management LV answered the consolidated amended complaint, and Platinum LLC answered it in part and moved to dismiss it in part. Marcus Hotels moved to dismiss the complaint in its entirety. The defendants’ motions to dismiss are currently pending before the District of Nevada.

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

Item 4.    Reserved.

EXECUTIVE OFFICERS OF COMPANY

Each of our executive officers is identified below together with information about each officer’s age, position and employment history for at least the past five years:

Name	Position	Age
Stephen H. Marcus	Chairman of the Board	75
Gregory S. Marcus	President and Chief Executive Officer	45
Bruce J. Olson	Senior Vice President and President of Marcus Theatres Corporation	60
Thomas F. Kissinger	Vice President, General Counsel and Secretary	50
Douglas A. Neis	Chief Financial Officer and Treasurer	51
William J. Otto	President and Chief Operating Officer of Marcus Hotels, Inc.	54

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

Set forth below is a graph comparing the annual percentage change during our last five fiscal years in our cumulative total shareholder return (stock price appreciation on a dividend reinvested basis) of our Common Shares to the cumulative total return of: (1) a composite peer group index selected by us and (2) companies included in the Russell 2000 Index. The composite peer group index is comprised of the Dow Jones U.S. Hotels Index (weighted 50%) and a theatre index we selected that includes Regal Cinemas and Carmike Cinemas (weighted 50%).

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

	5/31/05	5/31/06	5/31/07	5/31/08	5/31/09	5/31/10
The Marcus Corporation	$100	$115	$154	$116	$75	$78
Composite Peer Group Index(1)	100	106	127	96	66	93
Russell 2000 Index	100	117	137	121	81	107

(1)	Equal Weighted 50.0% for the Dow Jones U.S. Hotels Index and 50.0% for the Company-selected Theatre Index.

(b) Market Information

Our Common Stock, $1 par value, is listed and traded on the New York Stock Exchange under the ticker symbol “MCS.” Our Class B Common Stock, $1 par value, is neither listed nor traded on any exchange. During each quarter of fiscal 2009 and fiscal 2010, we paid a dividend of $0.085 per share on our Common Stock and $0.07727 per share on our Class B Common Stock. The following table lists the high and low sale prices of our Common Stock for the periods indicated (NYSE trading information only).

Fiscal 2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$14.35	$14.25	$13.50	$14.00
Low	$9.54	$11.14	$10.04	$10.03

Fiscal 2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$19.51	$20.00	$16.78	$13.57
Low	$13.07	$8.92	$7.37	$6.45

On August 5, 2010, there were 1,653 shareholders of record of our Common Stock and 45 shareholders of record of our Class B Common Stock.

(c) Stock Repurchases

As of May 27, 2010, our Board of Directors had authorized the repurchase of up to 6.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock plans or other general corporate purposes. Under these authorizations, we have repurchased approximately 4.5 million shares of Common Stock as of May 27, 2010. These authorizations do not have an expiration date.

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were made in the open market and pursuant to the publicly announced repurchase authorization described above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
February 26 – March 27	—	$—	—	2,273,155
March 28 – April 27	405	$13.60	405	2,272,750
April 28 – May 27	43,654	$10.80	43,654	2,229,096

Total	44,059	$10.83	44,059	2,229,096

Item 6.    Selected Financial Data.

Five-Year Financial Summary

	F2010	F2009	F2008	F2007	F2006
Operating Results (in thousands)
Revenues(1)	$379,069	383,496	371,075	327,631	289,244
Earnings from continuing operations(1)	$16,115	17,200	20,486	33,927	22,468
Net earnings	$16,115	17,200	20,486	33,297	28,271

Common Stock Data(2)
Earnings per common share—continuing operations(1)	$.54	.58	.68	1.10	.73
Net earnings per common share	$.54	.58	.68	1.08	.91
Cash dividends per common share(3)	$.34	.34	.34	.32	7.26
Weighted average shares outstanding (in thousands)	29,910	29,819	30,230	30,807	30,939
Book value per share	$11.23	10.98	10.69	10.51	9.87

Financial Position (in thousands)
Total assets	$704,411	711,523	721,648	698,383	587,234
Long-term debt	$196,833	240,943	252,992	199,425	123,110
Shareholders’ equity	$335,796	327,440	317,493	319,509	301,323
Capital expenditures and acquisitions	$25,082	35,741	64,937	186,752	75,532

Financial Ratios
Current ratio	.35	.37	.53	.47	.73
Debt/capitalization ratio	.41	.44	.47	.45	.37
Return on average shareholders’ equity	4.9%	5.3%	6.4%	10.7%	7.1%

(1)	Fiscal 2006-2007 restated to present limited-service lodging, the Miramonte Resort and Marcus Vacation Club as discontinued operations.
(2)	All per share and shares outstanding data is on a diluted basis. Earnings per share data is calculated on our Common Stock using the two class method.
(3)	Includes $7.00 per share special dividend paid during fiscal 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General

We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2010, fiscal 2009 and fiscal 2008 were 52-week years. Fiscal 2011 will also be a 52-week year. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in two business segments: theatres and hotels and resorts.

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

Consolidated Financial Comparisons

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the past three fiscal years (in millions, except for per share and percentage change data):

			Change F10 v. F09			Change F09 v. F08
	F2010	F2009	Amt.	Pct.	F2008	Amt.	Pct.
Revenues	$379.1	$383.5	$(4.4)	-1.2%	$371.1	$12.4	3.3%
Operating income	36.2	43.4	(7.2)	-16.6%	47.7	(4.3)	-9.0%
Other income (expense)	(11.0)	(16.0)	5.0	31.5%	(14.0)	(2.0)	-14.5%
Net earnings	$16.1	$17.2	$(1.1)	-6.3%	$20.5	$(3.3)	-16.0%
Net earnings per common share—diluted	$0.54	$0.58	$(0.04)	-6.9%	$0.68	$(0.10)	-14.7%

Fiscal 2010 versus Fiscal 2009

Our revenues, operating income (earnings before other income/expense and income taxes) and net earnings for fiscal 2010 decreased compared to the prior year due entirely to reduced operating results from our hotels and resorts division. Fiscal 2010 revenues and operating income in our theatre division increased compared to last year, partially offsetting the hotels and resorts results, due in part to a strong slate of films. Operating results from our hotels and resorts division continued to be negatively impacted by reduced business spending on travel due to the current economic environment, resulting in lower average daily rates and reduced year-to-date occupancies compared to the prior year. A reduction in our interest expense favorably impacted our net earnings during fiscal 2010 compared to the prior year. Comparisons to last year’s results were also favorably impacted by significant unusual investment losses and losses on property, equipment and other assets during fiscal 2009 totaling approximately $0.07 per diluted common share.

Our fiscal 2010 operating results also benefited from a change in estimate related to our deferred gift card revenue. We introduced a gift card program in our theatre division several years ago and subsequently expanded it to our hotels and resorts division. With very little history as to redemption patterns, we had been taking a very conservative approach to our deferred gift card liability. During our fiscal 2010 third quarter, we determined that we had enough historical gift card redemption data available to support a change in estimate of our gift card liability. Accordingly, gift card breakage income will now be recognized based upon our historical redemption patterns and will represent the gift card balances for which we believe customer redemption is remote.

As a result of this change in estimate, we reported cumulative gift card breakage income of $3.0 million (pre-tax) during our fiscal 2010 third quarter, of which approximately $2.4 million (pre-tax), or approximately $0.05 per diluted common share, related to fiscal years 2009 and earlier. Our theatre division benefited the most from this change in estimate, recognizing $2.5 million of gift card breakage income during our fiscal 2010 third quarter, of which $2.0 million related to fiscal years 2009 and earlier. Based upon recent redemption levels, we currently estimate our future annual breakage to be in the $600,000-$700,000 range. If gift card sales continue to increase in the future, our annual breakage income also is expected to increase.

Our fiscal 2010 operating results were also significantly impacted by a one-time pension withdrawal liability in our theatre division of $1.4 million (pre-tax) and a non-cash impairment charge in our hotels and resorts division of $2.6 million (pre-tax), both reported during our fiscal 2010 second quarter. Together, these two adjustments negatively impacted our fiscal 2010 operating income by approximately $4.0 million and our net earnings per diluted common share by $0.08.

We recognized investment income of $607,000 during fiscal 2010, representing an increase of $1.4 million compared to investment losses of $780,000 during the prior year. Investment income has historically included interest earned on cash, cash equivalents and notes receivable, including notes related to prior sales of timeshare units in our hotels and resorts division. The significant increase in investment income during fiscal 2010 was primarily the result of two unusual investment losses reported during the prior year. During fiscal 2009, we recognized a $1.3 million pre-tax investment loss on securities held whose decline in fair value we deemed to be other than temporary. In addition, we reported an approximately $660,000 pre-tax investment loss during fiscal 2009 related to a former Baymont Inns & Suites joint venture that owns real estate that had declined in value because of commercial real estate market conditions. Since we have a very limited amount of these types of investments, we do not believe that our exposure to additional losses related to securities investments and joint ventures is significant. We do not expect a significant variation in investment income during fiscal 2011 compared to fiscal 2010.

Our interest expense totaled $11.2 million for fiscal 2010, representing a decrease of approximately $2.8 million, or 19.5%, compared to fiscal 2009 interest expense of $14.0 million. The decrease in interest expense was the result of reduced borrowings and lower short-term interest rates during fiscal 2010. We were able to fund our fiscal 2010 capital expenditures out of operating cash flow, eliminating the need for additional incremental debt during the year. Barring an event that would require significantly more borrowings during fiscal 2011 than currently planned (such as an acquisition or significant share repurchases), and assuming short-term interest rates remain at or near current levels for the majority of the year, we currently believe our interest expense will not significantly change during fiscal 2011 compared to fiscal 2010. Current maturities of long-term debt on our balance sheet as of May 27, 2010 included a $25.2 million mortgage note related to our Chicago hotel with a maturity date in February 2011. We currently anticipate extending the maturity date of all or most of this note, which would result in the majority of this amount being reclassified as long-term debt.

We reported a small net loss on disposition of property, equipment and other assets of $25,000 during fiscal 2010, compared to net losses of $814,000 during fiscal 2009. During fiscal 2009, we incurred a loss of approximately $1.1 million related to an adjustment of prior pro-rated gains recorded on the sale of condominium units at our Platinum Hotel & Spa in Las Vegas, Nevada. We have classified the remaining 16 units that have yet to be sold (which continue to be rented to guests) as a long-term asset on our balance sheet, as we currently do not expect to sell these units during fiscal 2011.

Excluding the unusual adjustment described above, the remaining fiscal 2009 gain on disposition of property, equipment and other assets was primarily the result of the sale of an outlot on a theatre land parcel. The timing of our periodic sales of property and equipment results in variations each year in the gains or losses that we report on disposition of property and equipment. We anticipate the potential for additional disposition gains from periodic sales of non-core property and equipment during fiscal 2011 and beyond. In particular, we have the potential to report significant gains sometime during the next several years from the intended sale of a valuable former theatre parcel in Brookfield, Wisconsin and the potential sale of an existing theatre parcel in Madison, Wisconsin that we are intending to replace with a new theatre.

We reported net equity losses from unconsolidated joint ventures of $337,000 during fiscal 2010 compared to losses of $476,000 during the prior year. Losses during fiscal 2010 and 2009 included losses from two hotel joint ventures in which we have a 15% ownership interest and our remaining Baymont 50% joint venture. We currently do not expect significant variations in net equity gains or losses from unconsolidated joint ventures during fiscal 2011 compared to fiscal 2010.

We reported income tax expense for fiscal 2010 of $9.1 million, a decrease of approximately $1.1 million, or 10.5%, compared to fiscal 2009 income tax expense of $10.2 million. Our effective income tax rate during fiscal 2010 was 36.1%, slightly lower than our fiscal 2009 effective rate of 37.1%. This lower rate was primarily due to a decrease in our liability for unrecognized tax benefits as a result of a lapse of the applicable statute of limitations during fiscal 2010. We currently anticipate that our fiscal 2011 effective income tax rate will return to its historical range of 38-40%, excluding any further lapses of any statutes of limitations during the year or potential changes in federal and state tax rates.

Weighted-average shares outstanding were 29.9 million during fiscal 2010 and 29.8 million during fiscal 2009. All per share data is presented on a diluted basis.

Fiscal 2009 versus Fiscal 2008

Revenues increased in our theatre division during fiscal 2009 compared to the prior year, offsetting decreases in revenues from our hotels and resorts division. Our total operating income decreased during fiscal 2009 compared to the prior year, with significantly improved operating results from our theatre division offset by reduced operating results from our hotels and resorts division. Theatre division operating results were favorably impacted by new screens acquired during the fourth quarter of fiscal 2008 and an overall stronger slate of film product. In addition, theatres have historically performed well during recessionary time periods. Operating results from our hotels and resorts division were negatively impacted by reduced occupancy rates and average daily rates resulting from reduced business and consumer spending on travel and leisure due to the economic environment. Significant unusual investment losses and losses on disposition of property, equipment and other assets, partially offset by reduced interest expense and a slightly lower income tax rate, also contributed to a decrease in net earnings during fiscal 2009 compared to the prior year.

We recognized investment losses of $780,000 during fiscal 2009, representing a decrease of $2.3 million compared to investment income of $1.5 million during the prior year. The significant decrease in investment income during fiscal 2009 was primarily the result of two unusual investment losses reported during the year. We recognized a $1.3 million pre-tax investment loss on securities held whose decline in fair value we deemed to be other than temporary and we reported an approximately $660,000 pre-tax investment loss during fiscal 2009 related to a former Baymont Inns & Suites joint venture that owns real estate that had declined in value.

The remaining decrease in investment income during fiscal 2009 compared to the prior year was primarily the result of reduced interest earned on our cash balances and our timeshare notes receivable during fiscal 2009. Interest on our fiscal 2009 cash balances was lower due to slightly lower cash balances and lower interest rates compared to the prior year and interest on our notes receivable from timeshare sales were lower because of the decrease in the principal balances of the notes as they were being paid off over time in accordance with their terms. Our cash and cash equivalents totaled $6.8 million at the end of fiscal 2009, compared to $13.4 million at the end of fiscal 2008.

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

We recognized net losses on disposition of property, equipment and other assets of $814,000 during fiscal 2009, compared to gains of $83,000 during fiscal 2008. During fiscal 2009, we incurred a loss of approximately $1.1 million related to an adjustment of prior pro-rated gains recorded on the sale of condominium units at our Platinum Hotel & Spa in Las Vegas, Nevada. With approximately 94% of the units sold, prior gains were recorded on a “percentage of completion” method based upon estimated total proceeds once all 255 units were sold. As a result of the then-current economic environment and its impact on Las Vegas real estate values, we lowered our estimated total proceeds which we expected to receive when the remaining 16 units are sold. Our pro-rated gain on sale of the previous units was reduced accordingly.

Excluding the unusual adjustment described above, the remaining fiscal 2009 gain on disposition of property, equipment and other assets was primarily the result of the sale of an outlot on a theatre land parcel. The fiscal 2008 gain was primarily the result of the sale of one of our last two remaining Baymont Inn joint ventures.

We reported net equity losses from unconsolidated joint ventures of $476,000 during fiscal 2009 compared to losses of $411,000 during the prior year. Losses during fiscal 2009 and 2008 included losses from two hotel joint ventures in which we have a 15% ownership interest and our remaining Baymont 50% joint venture. The slightly increased net losses were due to the challenging environment for hotel operations.

We reported income tax expense for fiscal 2009 of $10.2 million, a decrease of approximately $3.0 million, or 23.1%, compared to fiscal 2008 income tax expense of $13.2 million. Our effective income tax rate during fiscal 2009 was 37.1%, lower than our fiscal 2008 effective rate of 39.2%. This lower rate was primarily due to a decrease in our liability for unrecognized tax benefits as a result of a lapse of the applicable statute of limitations during fiscal 2009.

Weighted-average shares outstanding were 29.8 million during fiscal 2009 and 30.2 million during fiscal 2008.

Current Plans

Our aggregate capital expenditures, acquisitions and purchases of interests in joint ventures were approximately $25 million during fiscal 2010 compared to $36 million during fiscal 2009 and $65 million during fiscal 2008. We currently anticipate that our fiscal 2011 capital expenditures, including potential purchases of interests in joint ventures (but excluding any other potential acquisitions) may be in the $40-$60 million range. We will, however, continue to monitor our operating results and economic and industry conditions so that we may adjust our plans accordingly.

Our current strategic plans include the following goals and strategies:

•

After opening three new theatres (including our prototype Majestic theatre in Brookfield, Wisconsin), adding three more successful 72-foot wide UltraScreens® at existing locations and acquiring 18 theatres and 205 screens in adjacent markets during the last four fiscal years, our current plans for growth in our theatre division include several opportunities for new theatres and screens. We continue to review opportunities to build additional new locations – we currently own land in six different communities that may be used for new theatres at a future date. Ultimately, we would like to build one to two new theatres per year. We will also continue to look for opportunities to expand our successful UltraScreen concept at new and existing locations (we currently have 13 of these very popular screens). Our UltraScreens have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens. In addition, we are very pleased with the results of our last two acquisitions and we will continue to consider additional potential acquisitions as opportunities arise.

•

During fiscal 2010, an increasing portion of our box office receipts have resulted from digital 3D presentations of films. As a result, we significantly expanded our digital 3D footprint during fiscal 2010 with the installation of six additional 3D systems in December 2009 and an additional 27 3D systems at new and existing locations during our fiscal 2010 fourth quarter. We are particularly excited by the fact that eight of these new digital 3D systems were installed in our signature 70-foot wide UltraScreens in select locations. These 3D screens are among the largest in North America and have been branded as UltraScreen XL3D. We now are able to offer digital 3D on 60 screens at 43 locations. With digital 3D technology available in nearly 80% of our theatres and 10% of our screens, we expect to continue to benefit from the increased number of digital 3D films being released and from the fact that 3D versions of the films have generally outperformed the corresponding 2D version of the same film, often by a factor of two to three times.

•

An anticipated broad roll-out of digital cinema into our theatres, as well as the rest of the industry, was delayed during fiscal 2010 due to the increased difficulties of proposed third-party implementers to obtain the necessary financing during the current economic climate. During the latter half of fiscal 2010, progress was made regarding financing and system pricing and an expected industry-wide roll-out is now expected to occur over the course of several years. We currently expect to begin a broader roll-out of digital projection technology in our circuit beginning in fiscal 2011. The actual costs that we may incur when such a roll-out begins are yet to be determined, but it is our expectation that the majority of the costs would be paid for by the film studios through the payment of virtual print fees to us or a selected digital cinema implementation partner. Our goals from digital cinema include delivering an improved film presentation to our guests, increasing scheduling flexibility, as well as maximizing the opportunities for alternate programming that may be available with this technology.

•

We continue to explore opportunities to further enhance our food and beverage offerings within our existing theatres. As part of a major renovation completed in May 2009 at our North Shore Cinema in Mequon, Wisconsin, we introduced an expanded concession Hot Zone that serves pizza, hamburgers, wraps, sandwiches and other hot appetizers, as well as our circuit’s second Take Five Lounge that serves alcoholic beverages (the first being at our flagship Majestic theatre in Brookfield, Wisconsin). Capitalizing on the success of the Zaffiro’s pizza brand at the Majestic, we also opened our first full-service restaurant within a theatre complex (Zaffiro’s Pizzeria and Bar) at the North Shore Cinema. During fiscal 2010, we expanded our exclusive CineDineSM in-theatre dining concept, first introduced at the Majestic, to all five screens of a new theatre we are managing for another owner in Omaha, Nebraska. With each of these strategies, our goal continues to be to introduce and maintain entertainment destinations that would further define and enhance the customer value proposition for movie-going in the future. During fiscal 2011, our current plans are to continue to refine these existing food and beverage opportunities so as to determine whether they may be profitably duplicated at additional locations in the future. As always, we will also continue to maintain and enhance the value of our existing theatre assets by regularly upgrading and remodeling our theatres in order to keep them looking fresh and new. In order to accomplish the strategies noted above, we currently anticipate that our fiscal 2011 capital expenditures in this division may be approximately $20-$30 million, excluding any potential acquisitions.

•

In addition to the growth strategies described above, our theatre division continues to focus on several strategies that are designed to further improve the profitability of our existing theatres. These strategies include plans to expand ancillary theatre revenues, such as pre-show and lobby advertising (thru our advertising provider, Screenvision) and additional corporate and group sales, sponsorships and alternate auditorium uses. We also continue to have a non-exclusive digital network affiliate agreement with National CineMedia, LLC for the presentation of live and pre-recorded in-theatre events in 24 of our locations in multiple markets. The expanded programming, which has included live performances of the Metropolitan Opera, as well as sports, music and other events, continues to be well received by our customers and should benefit our future operating results by providing revenue during our theatres’ slower times.

•

Although the current economic environment has slowed hotel development and transaction activity significantly in the short-term, our hotels and resorts division remains committed to increasing the number of rooms under management in the coming years. We continue to pursue additional growth opportunities, with an emphasis on management contracts for other owners. A number of the projects that we are currently exploring may also include some small equity investments, similar to investments we have made in the past with strategic equity partners. Although total revenues from an individual hotel management contract are significantly less than from an owned hotel, the operating margins are significantly higher due to the fact that all direct costs of operating the property are borne by the owner of the property. Management contracts provide us with an opportunity to increase our total number of managed rooms without a significant investment, thereby increasing our returns on equity from this division. With an increasing number of hotels across the country experiencing financial difficulties due to reduced operating results and high debt service costs, we believe the opportunities to acquire high quality hotels or management contracts at attractive valuations will likely increase in the future for well-capitalized companies such as ours.

•

Unlike theatre assets, whereby the majority of the return on investment comes from the annual cash flow generated by operations, a portion of the return on a hotel investment is derived by effective portfolio management, which includes determining the proper branding strategy for a given asset and the proper level of investment and upgrades necessary, as well as identifying an effective divestiture strategy for the asset when appropriate. Our past hotel investments have been very opportunistic as we have acquired assets at favorable terms and then improved the properties and operations in order to create value. Depending upon market conditions, we will periodically evaluate existing or future individual hotel assets in order to determine whether a divestiture strategy may be appropriate for that asset. We do not currently anticipate divesting any particular hotel assets during fiscal 2011.

•

Our plans for our hotels and resorts division also include continued reinvestment in our existing properties in order to maintain and increase their value. During fiscal 2009, we began a major guest room renovation at the Hilton Milwaukee City Center, as well as a guest room renovation and pool and spa update at our Grand Geneva Resort. Both of these projects have now been completed. We believe that proceeding with these projects at a time when occupancies were lower and thus less disruptive, put these two important properties in a position to capitalize on an improvement in macroeconomic conditions. Our fiscal 2011 hotels and resorts capital expenditures, which will include additional reinvestments in our existing assets as well as possible equity investments in new projects, may be up to approximately $20-$30 million.

•

In addition to the growth strategies described above, our hotels and resorts division continues to focus on several strategies that are designed to further improve the division’s profitability. These include human resource and cost improvement strategies designed to achieve operational excellence and improved operating margins. We have also invested in sales, revenue management and internet marketing strategies to further drive increased profitability.

•

In addition to operational and growth strategies in our operating divisions, we continue to seek additional opportunities to enhance shareholder value, including strategies related to dividend policy, share repurchases and asset divestitures. During fiscal 2010, we maintained our regular quarterly cash dividend at $0.085 per share of common stock despite the difficult economic environment. We also have repurchased approximately 383,000 shares of our common stock during fiscal 2010 and early fiscal 2011 in conjunction with the purchase of shares in the open market and the exercise of stock options under our existing board stock repurchase authorizations. We will also continue to evaluate opportunities to sell real estate when appropriate, benefiting from the underlying value of our real estate assets. In addition to the previously mentioned potential sale of a valuable former theatre parcel in Brookfield, Wisconsin and an existing theatre in Madison, Wisconsin, we will evaluate opportunities to sell additional out-parcels at our new theatre developments in Green Bay and Sturtevant, Wisconsin in addition to other non-operating, non-performing real estate in our portfolio.

The actual number, mix and timing of potential future new facilities and expansions and/or divestitures will depend, in large part, on industry and economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the potential availability of attractive acquisition and investment opportunities. It is likely that our growth goals will continue to evolve and change in response to these and other factors, and there can be no assurance that these current goals will be achieved. Each of our goals and strategies are subject to the various risk factors discussed earlier in this Annual Report on Form 10-K.

Theatres

Our oldest and most profitable division is our theatre division. The theatre division contributed 59.1% of our consolidated revenues and 96.9% of our consolidated operating income, excluding corporate items, during fiscal 2010, compared to 56.1% and 81.8%, respectively, during fiscal 2009 and 48.8% and 62.1%, respectively, during fiscal 2008. The theatre division operates motion picture theatres in Wisconsin, Illinois, Ohio, Minnesota, Iowa, North Dakota and Nebraska and a family entertainment center in Wisconsin. The following tables set forth revenues, operating income, operating margin, screens and theatre locations for the last three fiscal years:

			Change F10 v. F09			Change F09 v. F08
	F2010	F2009	Amt.	Pct.	F2008	Amt.	Pct.
	(in millions, except percentages)
Revenues	$224.1	$215.3	$8.8	4.1%	$181.1	$34.2	18.9%
Operating income	$44.7	$43.7	$1.0	2.5%	$35.3	$8.4	23.6%
Operating margin	20.0%	20.3%			19.5%

Number of screens and locations at fiscal year-end(1)(2)					F2010	F2009	F2008
Theatre screens					668	663	678
Theatre locations					54	53	56

Average screens per location					12.4	12.5	12.1

(1)	Includes 11 screens at two locations managed for other owners in 2010 and 6 screens at one location in 2009 and 2008.
(2)	Includes 21 budget screens at three locations in 2010 and 2009 and 29 budget screens at four locations in 2008. Compared to first-run theatres, budget theatres generally have lower box office revenues and associated film costs, but higher concession sales as a percentage of box office revenues.

The following table further breaks down the components of revenues for the theatre division for the last three fiscal years:

			Change F10 v. F09			Change F09 v. F08
	F2010	F2009	Amt.	Pct.	F2008	Amt.	Pct.
	(in millions, except percentages)
Box office revenues	$142.7	$137.3	$5.4	3.9%	$114.7	$22.6	19.7%
Concession revenues	67.8	67.9	(0.1)	-0.1%	56.9	11.0	19.4%
Other revenues	13.6	10.1	3.5	35.3%	9.5	0.6	5.6%

Total revenues	$224.1	$215.3	$8.8	4.1%	$181.1	$34.2	18.9%

Fiscal 2010 versus Fiscal 2009

Our record theatre division fiscal 2010 operating results benefited from the previously described gift card breakage income and an increase in our average ticket price, offsetting a one-time pension withdrawal liability and a decrease in total theatre attendance at comparable theatres of 3.0% during fiscal 2010 compared to the prior year. The comparable theatre decrease in attendance occurred primarily during two distinct periods of our fiscal year—a three-week period from mid-July to early August corresponding with the first three weeks of last year’s top film, The Dark Knight, and during the final two months of our fiscal year when the film product did not perform as well as prior year’s films.

Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control. We believe that the most significant factor contributing to variations in attendance during fiscal 2010, as in other years, was the quantity and quality of film product released during the respective quarters compared to the films released during the same quarters last year.

Blockbusters (generally defined in the industry as films that gross more than $100 million nationally) accounted for an increased portion of our total box office during fiscal 2010, with our top 15 performing films accounting for 42% of our fiscal 2010 box office receipts compared to 32% during fiscal 2009. The higher percentage related to blockbuster movies was due in large part to the fact that our top film, Avatar, became the highest grossing film of all time. The following five top performing fiscal 2010 films accounted for nearly 20% of our total box office and produced the greatest box office receipts for our circuit: Avatar, Transformers: Revenge of the Fallen, Harry Potter and the Half-Blood Prince, The Blind Side and The Twilight Saga: New Moon. The quantity of films shown in our theatres declined slightly during fiscal 2010. We played 168 films (including 15 digital 3D films) and 41 alternate content attractions at our theatres during fiscal 2010 compared to 183 films (including eight digital 3D films) and 31 alternate content attractions during fiscal 2009. Based upon projected film and alternate content availability, we currently estimate that we may again experience a slight decline in the number of films and attractions on our screens during fiscal 2011 compared to fiscal 2010. There are currently nearly 30 digital 3D films scheduled to be released during our fiscal 2011, including potential hits such as Megamind, Harry Potter and the Deathly Hallows, Tangled, The Chronicles of Narnia: the Voyage of the Dawn Treader, Yogi Bear and Tron. Generally, a decrease in the quantity of films reduces the potential for more blockbusters in any given year, but an increase in the quantity of 3D films increases the potential for a higher average ticket price.

During fiscal 2010, our average ticket price increased 7.7% compared to the prior year, attributable primarily to selected price increases and premium pricing for our digital 3D and UltraScreen® attractions. Changes in film product mix did not have a significant impact on our average ticket price during fiscal 2010 (adult-oriented and R-rated films result in a higher average ticket price). With attendance at comparable theatres down during fiscal 2010 compared to the prior year, this increase in average ticket price was the sole factor resulting in our increased box office revenues during fiscal 2010 compared to the prior year.

Our average concession sales per person increased 3.6% during fiscal 2010 compared to the prior year. Pricing, concession product mix and film product mix are the three primary factors that impact our concession sales per person. Selected price increases and a change in concession product mix, including increased sales of higher priced non-traditional food and beverage items in our theatres, were the primary reasons for our increased average concession sales per person during fiscal 2010. Film product mix (for example, films that appeal to families and teenagers generally produce better than average concession sales) did not have a significant impact on our average concession sales per person during the full year, although it did cause minor fluctuations during individual quarters. Because attendance during fiscal 2010 decreased, this increase in average concession sales per person was the sole factor resulting in our increased concession revenues during fiscal 2010 compared to the prior year.

Our theatre division’s operating margin decreased to 20.0% during fiscal 2010, compared to 20.3% in fiscal 2009. The fact that a higher percentage of our box office was attributable to our highest grossing films contributed to higher film costs and reduced margins during fiscal 2010. Higher grossing “blockbuster” films historically have a higher film cost as a percentage of box office revenues than other films and therefore our operating margin decreases when a smaller number of high grossing films make up such a large percentage of our box office revenue. In addition, reduced attendance negatively impacts our operating margins, particularly as it relates to its impact on our high-margin concession revenues. On the other hand, other revenues, which include management fees, pre-show advertising income, family entertainment center revenues and gift card breakage income, increased during fiscal 2010 compared to the prior year due to the previously described change in estimate related to our gift card liability, favorably impacting our operating margin during fiscal 2010. We hope to increase our operating margin in our theatre division during fiscal 2011 by reducing our costs, including film costs, increasing our ancillary revenues and increasing our per-capita revenues.

As noted previously, our fiscal 2010 operating income and operating margin were negatively impacted by a one-time $1.4 million pre-tax adjustment for a pension withdrawal liability incurred during our fiscal 2010 second quarter. This non-recurring liability related to our decision to withdraw from an underfunded multi-

employer Chicago projectionist union pension plan. We had only a few active associates remaining in this union and we believed it was fiscally prudent to withdraw from this pension plan and lock in our portion of the unfunded liability existing using favorable August 2008 valuations (prior to the market downturn).

In November 2009, we opened the new Marcus Midtown Cinema at Midtown Crossing in Omaha, Nebraska. We are managing this unique upscale four-level, five-screen entertainment destination for the owner, Mutual of Omaha. This theatre offers our exclusive CineDineSM in-theatre dining concept in all five auditoriums, another first for us, and also features Zaffiro’s pizza. The theatre also features two sophisticated cocktail lounges, meeting and event space and a full catering service. The initial response to this distinctive new theatre has been positive. We also purchased an additional site for the development of a new theatre in Sun Prairie, Wisconsin, for approximately $4.5 million during our fiscal 2010 fourth quarter. A new theatre on this site will ultimately replace an existing theatre in Madison, Wisconsin. We did not close any theatres during fiscal 2010 and do not anticipate closing any theatres during fiscal 2011.

Box office receipts during the summer through the date of this filing have thus far decreased slightly compared to last year’s summer results. Strong performances from films such as Karate Kid, Toy Story 3 (3D), Grown Ups, The Twilight Saga: Eclipse and Inception have contributed to our early fiscal 2011 results.

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

Total theatre attendance increased 14.4% during fiscal 2009 compared to the prior year. Excluding the Douglas theatres, fiscal 2009 attendance at our comparable theatres increased approximately 0.1% compared to the prior year. With good film product, movie theatres have historically performed well during difficult economic conditions, as evidenced by the fact that national theatre attendance increased during five of the last seven recessions. During fiscal 2009, our comparable theatre attendance decreased by 5.6% during our first quarter compared to the prior year (despite the impact of our largest grossing movie of the year, The Dark Knight) due to a weak August film slate and television viewership of the Olympics and the Democratic National Convention. As the economy worsened, our attendance improved, with comparable attendance up 3.0% during the last three quarters of fiscal 2009. Our fiscal 2009 third quarter was particularly strong, with an unusually large quantity of good performing films compared to the prior year, particularly during January and February.

We believe that the most significant factor contributing to variations in attendance during fiscal 2009, as in other years, was the quantity and quality of film product released during the respective quarters compared to the films released during the same quarters in the prior year. As mentioned above, an additional factor that is difficult to measure but which may have had some continuing impact on attendance during the last three quarters of fiscal 2009 was the impact of the recession on consumer spending choices. The movie-going experience is a relatively inexpensive experience compared to other out-of-home entertainment options and has traditionally been viewed as an opportunity to escape from the daily challenges of life. With consumers generally traveling less during turbulent times, it is possible that our attendance benefitted from this environment during fiscal 2009.

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

Our theatre division’s operating margin increased to 20.3% during fiscal 2009, compared to 19.5% in fiscal 2008. Our fiscal 2009 operating margin increased primarily due to the impact of increased revenues at our comparable theatres, particularly as a result of higher average ticket prices and average concession sales per person. Other revenues increased slightly during fiscal 2009 compared to the prior year, also favorably impacting our operating margin.

We closed three leased theatres with 16 screens during fiscal 2009, including two theatres during our fiscal fourth quarter, with minimal impact on our fiscal 2009 operating results. The underlying leases had expired on two of these three locations. We also closed one screen at our North Shore Cinema in Mequon, Wisconsin during fiscal 2009 in order to make room for a full-service Zaffiro’s restaurant.

Late in our fiscal 2009 second quarter, we opened our circuit’s 12 th UltraScreen at our theatre in Orland Park, Illinois. Late in our fiscal 2009 fourth quarter, we opened our 13th UltraScreen at our newly renovated North Shore Cinema. The new UltraScreens provided a minor favorable impact on our fiscal 2009 operating results. In conjunction with our Douglas acquisition, we also purchased an additional site for the development of a new theatre in LaVista, Nebraska, a growing suburb of Omaha, for approximately $4.4 million during our fiscal 2009 first quarter.

Hotels and Resorts

The hotels and resorts division contributed 40.6% of our consolidated revenues from continuing operations and 3.1% of our consolidated operating income, excluding corporate items, during fiscal 2010, compared to 43.6% and 18.2%, respectively, during fiscal 2009 and 50.8% and 37.9%, respectively, during fiscal 2008. As of May 27, 2010, the hotels and resorts division owned and operated three full-service hotels in downtown Milwaukee, Wisconsin, a full-facility destination resort in Lake Geneva, Wisconsin and full-service hotels in Madison, Wisconsin, Kansas City, Missouri, Chicago, Illinois and Oklahoma City, Oklahoma. In addition, we managed 11 hotels, resorts and other properties for other owners. Included in the 11 managed properties are two hotels owned by joint ventures in which we have a minority interest and two condominium hotels in which we own the public space. The following table sets forth revenues, operating income, operating margin and rooms data for the hotels and resorts division for the last three fiscal years:

			Change F10 v. F09			Change F09 v. F08
	F2010	F2009	Amt.	Pct.	F2008	Amt.	Pct.
	(in millions, except percentages)
Revenues	$153.9	$167.1	$(13.2)	-7.9%	$188.5	$(21.4)	-11.4%
Operating income	$1.4	$9.7	$(8.3)	-85.2%	$21.6	$(11.9)	-55.0%
Operating margin	0.9%	5.8%			11.4%

Available rooms at fiscal year-end					F2010	F2009	F2008
Company-owned					2,520	2,520	2,520
Management contracts with joint ventures					423	423	423
Management contracts with condominium hotels					480	480	480
Management contracts with other owners					1,717	1,769	1,769

Total available rooms					5,140	5,192	5,192

Fiscal 2010 versus Fiscal 2009

Division revenues and operating income decreased during fiscal 2010 compared to the prior year due to the continued negative impact the current economic environment has had on demand, and in particular, group business travel. In addition, our fiscal 2010 operating income was negatively impacted by two significant items related to our Platinum Hotel & Spa in Las Vegas, Nevada. We recognized a $2.6 million pre-tax non-cash impairment charge during fiscal 2010 related to our 16 remaining owned condominium hotel units at this property. The Las Vegas real estate market has been impacted significantly by the recessionary economic conditions and the market is currently saturated with unsold hotel condominium units, including a significant number that have recently been constructed. As a result, sales prices of such units have declined dramatically and we concluded that impairment indicators were present. The impairment charge reported during fiscal 2010 represents the difference between the carrying amount of the assets and our estimate of the current fair value of these assets. We also incurred approximately $1.7 million in legal expenses related to various legal proceedings associated with the Platinum Hotel & Spa. We anticipate incurring additional legal expenses of up to $1 million during fiscal 2011 related to these matters.

Decreases in hotels and resorts division revenues and operating income during fiscal 2010 were partially offset by approximately $400,000 of the previously described gift card breakage income related to fiscal years 2009 and prior. In addition, comparisons to fiscal 2009 operating results were favorably impacted by the fact that we reported a $1.3 million charge to earnings during fiscal 2009 for losses on funds advanced to owners of managed properties that experienced significant financial hardship as a result of the reduced travel.

We have implemented numerous strategies to reduce costs during this difficult period in the hotel industry. Excluding the unusual items during fiscal 2010 and 2009 described above, our cost containment measures resulted in approximately 46% of our overall fiscal 2010 revenue decline flowing through to our operating income—a flow-through percentage that compares favorably with others in our industry.

The following table sets forth certain operating statistics, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

			Change F10 v. F09
Operating Statistics(1)	F2010	F2009	Amt.	Pct.
Occupancy percentage	63.7%	62.1%	1.6 pts	2.6%
ADR	$128.93	$144.41	$(15.48)	-10.7%
RevPAR	$82.14	$89.74	$(7.60)	-8.5%
(1)	These operating statistics represent averages of eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR decreased at all eight of our company-owned properties during fiscal 2010 compared to the prior year. A strong resurgence in demand during our fiscal fourth quarter resulted in an overall increase in our occupancy during fiscal 2010 compared to the prior year, with several of our properties recently renovated performing particularly well during this period. We continue, however, to experience significant downward pressure on our ADR. According to data received from Smith Travel Research and compiled by us in order to compare our fiscal year results, comparable “upper upscale” hotels throughout the United States experienced a similar decrease in RevPAR of 8.7% during our fiscal 2010. In general, industry data indicated that properties in major destination markets, properties that are perceived to operate near the luxury end of the hotel spectrum and properties with a greater reliance on group business, have experienced the largest declines in RevPAR during this extended period of economic turmoil.

The impact of the improved demand, as well as the fact that comparisons to the prior year were progressively easier, may be seen in the following fiscal 2010 quarterly trends in our operating statistics:

	Change F10 v. F09
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Occupancy percentage	-8.8pts	-2.0pts	+1.6pts	+15.5pts
ADR	-11.1%	-12.2%	-8.9%	-6.2%
RevPAR	-21.1%	-15.0%	-5.8%	+19.3%

In order to better understand our fiscal 2010 results compared to pre-recessionary levels, however, the following table compares our fiscal 2010 quarterly operating statistics to fiscal 2008 results:

	Change F10 v. F08
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Occupancy percentage	-9.6pts	-7.4pts	-4.7pts	+5.4pts
ADR	-11.1%	-11.6%	-10.8%	-15.0%
RevPAR	-22.0%	-20.7%	-18.5%	-8.2%

As indicated by the tables above, one of the biggest challenges facing our hotels and resorts division, and the industry as a whole, is the continued decline in ADR. Without a strong group business segment to fill blocks of rooms, we have had to aggressively seek occupancy with the more price sensitive leisure, government and contract customer segments. In addition, we are also booking more rooms on alternate internet channels, further driving down our ADR.

Hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product (GDP). Although the current near-term outlook for this division’s performance remains uncertain in light of the current economic and employment environment, we were very encouraged by our fiscal 2010 fourth quarter results and the growing optimism in the marketplace that the industry will see further improvement during our fiscal 2011. The hotel business has historically been a very cyclical business and these cycles have had many consistent elements over the years. The first sign of recovery in past cycles has been a slow and steady increase in occupancy rates. Our fiscal 2010 third and fourth quarter increases in our occupancy rate, as well as similar increases reported by others in our industry, may be an indication that we are in this first phase of the recovery cycle. Historically, the cycle completes itself when ADR and margins return to pre-recession levels. What is unknown is how long it will take for ADR and margins to rebound. Due to the fact that the lead time for reservations from both the corporate transient and leisure customer is relatively short (often only one to two weeks) compared to historic norms, our ability to project future occupancies from these customers is very limited. In recent months, we have experienced some improvement in our group business booking pace, but we will likely continue to see ADR’s lower than those of comparable prior periods in the near term. We will continue to offer value packages to our guests in an effort to increase demand and we will attempt to shift market share away from alternate internet channels and towards our own booking channels.

If a future recovery unfolds similarly to recoveries from prior down cycles, it will likely take group business longer to return to “normal” levels, as companies typically take a very cautious approach on these expenditures before restoring their pre-recessionary budgets. Prior year comparisons, however, will likely continue to become more favorable in future periods. As a result, assuming economic conditions do not worsen, we believe that we may continue to report increases in our comparable RevPAR in the periods ahead. The fact that any improvement in RevPAR in the near term will likely be the result of increased occupancy, and not ADR, will likely imply that our operating margins will continue to be challenged, as our operating costs traditionally increase as occupancy increases. A potentially positive aspect of the current circumstances is the likelihood that supply growth will continue to be minimal in the near term, which may have a favorable impact on owners of existing hotels like us. We will continue to monitor the situation and adjust our sales focus and operating costs as needed.

Fiscal 2009 versus Fiscal 2008

Division revenues and operating income decreased during fiscal 2009 compared to the prior year due to the negative impact the recessionary environment had on all customer segments—group business, corporate transient and leisure. Food and beverage revenues at our hotels declined at a slightly higher pace than room revenues as customers also reduced the amount they spent during their stay. Comparisons to the prior year’s revenues and operating income were negatively impacted by the fact that, during fiscal 2008, we received a $900,000 development fee related to a hotel project for another owner to whom we provided assistance. In addition, fiscal 2009 operating results were negatively impacted by reduced management fees and a $1.3 million charge to earnings for potential losses on funds advanced to owners of managed properties that have experienced significant financial hardship as a result of the reduced travel.

The following table sets forth certain operating statistics, including our average occupancy percentage, our ADR, and RevPAR, for company-owned properties:

			Change F09 v. F08
Operating Statistics(1)	F2009	F2008	Amt.	Pct.
Occupancy percentage	62.1%	67.8%	-5.7 pts	-8.3%
ADR	$144.41	$147.22	$(2.81)	-1.9%
RevPAR	$89.74	$99.79	$(10.05)	-10.1%

(1)	These operating statistics represent averages of eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR decreased at seven of our eight company-owned properties during fiscal 2009 compared to the prior year. In addition to the one property with increased RevPAR during fiscal 2009, two other properties experienced RevPAR declines of only 2% or less. In general, owned and managed properties in major destination markets or with a greater reliance on group business experienced the largest declines in RevPAR during fiscal 2009. According to data received from Smith Travel Research and compiled by us in order to compare our fiscal year results, comparable upper upscale hotels throughout the United States experienced a slightly higher decrease in RevPAR of 12.3% during our fiscal 2009, likely due to the different markets in which we operate.

The worsening effect of the recession can be seen in the following fiscal 2009 quarterly trends in our operating statistics:

	Change F09 v. F08
	1st Qtr.		2nd Qtr.		3rd Qtr.		4th Qtr.
Occupancy percentage	-0.8	pts	-5.4	pts	-6.3	pts	-10.1	pts
ADR	0.1%		0.7%		-2.0%		-9.4%
RevPAR	-1.0%		-6.8%		-13.5%		-23.0%

Division operating income and operating margins declined during fiscal 2009 compared to the prior year due to the aforementioned reduced revenues. Improved operating results from our newest hotel in Oklahoma City only partially offset the significant declines in operating income at our hotels most impacted by the economic downturn. We implemented numerous strategies to reduce costs during this difficult period in the hotel industry. Excluding the previously described non-comparable development fee reported in our fiscal 2008 third quarter, the reserve for potential losses related to management contracts with other owners reported during fiscal 2009 and a one-time unfavorable adjustment to real estate taxes at our Chicago Four Points hotel during fiscal 2008, our cost containment measures resulted in approximately 49% of our overall fiscal 2009 revenue decline flowing through to our operating income—a flow-through percentage that generally compares favorably with others in our industry.

Financial Condition

Liquidity and Capital Resources

Our movie theatre and hotels and resorts businesses each generate significant and relatively consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of $107 million of unused credit lines at fiscal 2010 year-end, should be adequate to support the ongoing operational liquidity needs of our businesses during fiscal 2011.

Our revolving credit agreement has three years remaining at very favorable terms (LIBOR plus 0.60% to 1.00%, based on our borrowing levels). The majority of our long-term debt consists of senior notes with limited annual maturities—$14.2 million and $16.4 million in fiscal 2011 and 2012, respectively. We currently have one mortgage note for $25.2 million that is due in fiscal 2011, but we anticipate successfully extending the maturity of that note during fiscal 2011. We are also in a very good position with our two primary financial covenants—as of May 27, 2010, our debt-to-capitalization ratio was 0.41 and our fixed charge coverage ratio was 4.1, compared to limitations of 0.55 and 3.0, respectively, as specified in our revolving credit agreement. We currently do not expect any covenant violations during fiscal 2011.

Fiscal 2010 versus Fiscal 2009

Net cash provided by operating activities totaled $52.7 million during fiscal 2010, a decrease of $16.7 million, or 24.1%, compared to $69.4 million during fiscal 2009. The decrease was due primarily to unfavorable timing in the collection of accounts and notes receivable, the payment of accounts payable and income taxes and a decrease in deferred compensation and other, partially offset by an increase in deferred income taxes and favorable timing in the payment of accrued compensation.

Net cash used in investing activities during fiscal 2010 totaled $21.4 million compared to $35.4 million during fiscal 2009, a decrease of $14.0 million or 39.6%. The decrease in net cash used in investing activities was primarily the result of decreased capital expenditures and the return of split dollar life insurance policy premiums during fiscal 2010. We had minimal proceeds from the sale of assets during fiscal 2010 and 2009.

Total cash capital expenditures (including normal continuing capital maintenance projects) totaled $25.1 million during fiscal 2010 compared to $35.7 million incurred in fiscal 2009. We incurred approximately $15.6 million of capital expenditures during fiscal 2010 in our hotels and resorts division, including costs associated with the previously described renovations at our Hilton Milwaukee and Grand Geneva properties. We incurred approximately $9.4 million of capital expenditures during fiscal 2010 in our theatre division, including costs associated with a land purchase in Sun Prairie, Wisconsin, a major remodeling at our Coral Ridge, Iowa theatre and digital 3D projectors. During fiscal 2009, we incurred approximately $14.7 million of capital expenditures in our hotels and resorts division, including costs associated with the previously described renovations at our Hilton Milwaukee and Grand Geneva properties. We incurred approximately $20.9 million of capital expenditures during fiscal 2009 in our theatre division, including costs associated with the two new UltraScreens opened during the year, a land purchase in Nebraska, digital 3D projectors and the renovation of the North Shore Cinema (including the new Zaffiro’s restaurant). Our estimated current planned fiscal 2011 capital expenditures, which may be in the $40-$60 million range (excluding potential acquisitions), are described in greater detail in the Current Plans section of this discussion.

Net cash used in financing activities in fiscal 2010 totaled $29.0 million, a decrease of $11.7 million, or 28.7%, compared to $40.7 million during fiscal 2009. The difference related primarily to increased net proceeds from issuance of notes payable and long-term debt. During fiscal 2010, we received $77.9 million of net proceeds from the issuance of notes payable and long-term debt, compared to $67.1 million during fiscal 2009. Fiscal 2010 and 2009 proceeds were primarily the result of periodic short-term borrowings under our revolving credit facility. We made total principal payments on notes payable and long-term debt of $96.8 million and $98.3 million during fiscal 2010 and 2009, respectively, representing mostly the payment of current maturities of senior notes and the payment of short-term commercial paper and revolving credit borrowings during both years. As a result, our total debt (including current maturities) decreased to $236.4 million at the close of fiscal 2010, compared to $255.4 million at the end of fiscal 2009. Our debt-capitalization ratio was 0.41 at May 27, 2010, compared to 0.44 at the prior fiscal year-end. Based upon our current expectations for fiscal 2011 capital expenditure levels and excluding any potential acquisitions, we anticipate our long-term debt total and debt-capitalization ratio will not change significantly during fiscal 2011. Our actual long-term debt total and debt-capitalization ratio at the end of fiscal 2011 will likely be dependent upon our actual operating results, capital expenditures, potential acquisitions, asset sales proceeds and equity transactions during the year.

During fiscal 2010, we repurchased 70,000 of our common shares for approximately $769,000 in conjunction with the exercise of stock options and the purchase of shares in the open market, compared to 20,000 of common shares repurchased for approximately $324,000 during fiscal 2009 in conjunction with the exercise of stock options. We also repurchased an additional 313,000 of our common shares for approximately $3.4 million during the first weeks of our fiscal 2011 first quarter. As a result, as of the date of this filing, approximately 1.9 million shares remain available under prior repurchase authorizations. Any additional repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

Fiscal 2009 versus Fiscal 2008

Net cash provided by operating activities totaled $69.4 million during fiscal 2009, an increase of $11.6 million or 20.2%, compared to $57.8 million during fiscal 2008. The increase was due primarily to favorable timing in the payment of accounts payable and collection of accounts and notes receivable and an increase in deferred compensation and other, partially offset by a decrease in deferred income taxes and unfavorable timing in the payment of accrued compensation.

Net cash used in investing activities during fiscal 2009 totaled $35.4 million compared to $60.2 million during fiscal 2008, a decrease of $24.8 million or 41.2%. The decrease in net cash used in investing activities was primarily the result of decreased acquisitions and a decrease in other assets, partially offset by an increase in capital expenditures and a decrease in cash received that was previously held by intermediaries. We had minimal proceeds from the sale of assets during fiscal 2009 and 2008.

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

During fiscal 2009, we repurchased 20,000 of our common shares for approximately $324,000 in conjunction with the exercise of stock options. This compares to 828,000 of common shares repurchased for approximately $14.3 million during fiscal 2008 in conjunction with the exercise of stock options and the purchase of shares in the open market.

Contractual Obligations

We have obligations and commitments to make future payments under debt and operating leases. The following schedule details these obligations at May 27, 2010 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$236,443	$39,610	$122,428	$9,727	$64,678
Notes payable	221	221	—	—	—
Operating lease obligations	142,904	7,073	14,066	13,308	108,457
Construction commitments	3,395	3,395	—	—	—

Total contractual obligations	$382,963	$50,299	$136,494	$23,035	$173,135

Additional detail describing our long-term debt is included in Note 5 of our consolidated financial statements.

As of May 27, 2010, we had no additional material purchase obligations other than those created in the ordinary course of business related to property and equipment, which generally have terms of less than 90 days. We also have long-term obligations related to our employee benefit plans, which are discussed in detail in Note 7 of our consolidated financial statements. We have not included uncertain tax obligations in the table of contractual obligations due to uncertainty as to the timing of any potential payments.

We guarantee debt of a 50% unconsolidated joint venture. Our joint venture partner also guarantees all of this same debt.

We have approximately three and one-half years remaining on a ten and one-half year office lease. During fiscal 2006, the lease was amended in order to allow us to exit the leased office space for our former limited-service lodging division. To induce the landlord to amend the lease, we guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease.

The following schedule details our guarantee obligations at May 27, 2010 (in thousands):

		Expiration by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt guarantee obligations	$1,443	$1,443	$—	$—	$—
Lease guarantee obligations	1,600	438	918	244	—

Total guarantee obligations	$3,043	$1,881	$918	$244	$—

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and we manage our exposure to this market risk by monitoring available financing alternatives.

Variable interest rate debt outstanding as of May 27, 2010 was $68.7 million, carried an average interest rate of 1.3% and represented 29.1% of our total debt portfolio. Our earnings are affected by changes in short-term interest rates as a result of our borrowings under our revolving credit agreement, commercial paper and floating-rate mortgages.

Fixed interest rate debt totaled $167.7 million as of May 27, 2010, carried an average interest rate of 5.7% and represented 70.9% of our total debt portfolio. Fixed interest rate debt included the following: senior notes bearing interest semiannually at fixed rates ranging from 5.89% to 7.93%, maturing in fiscal 2012 through 2020; and fixed rate mortgages and other debt instruments (including an effective interest rate swap agreement described below) bearing interest from 1.00% to 6.10%, maturing in 2011 through 2036. The fair value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of May 27, 2010, the fair value of our $102.4 million of senior notes was approximately $97.8 million. Based upon the respective rate and prepayment provisions of our remaining fixed interest rate mortgage and unsecured term note at May 27, 2010, the carrying amounts of such debt approximates fair value as of such date.

The variable interest rate debt and fixed interest rate debt outstanding as of May 27, 2010 matures as follows (in thousands):

	F2011	F2012	F2013	F2014	F2015	Thereafter	Total
Variable interest rate	$—	$750	$68,000	$—	$—	$—	$68,750
Fixed interest rate	39,610	16,595	37,083	7,324	2,403	64,678	167,693

Total debt	$39,610	$17,345	$105,083	$7,324	$2,403	$64,678	$236,443

We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreements are recorded as adjustments to interest expense. We had one outstanding interest rate swap agreement at May 27, 2010 covering $25.2 million of principal borrowing obligations, expiring on February 1, 2011. Under this swap agreement, we pay a defined fixed rate while receiving a defined variable rate based on LIBOR, effectively converting a $25.2 million variable rate mortgage note to a fixed rate. The swap agreement did not impact our fiscal 2010 earnings and we do not expect it to have any effect on fiscal 2011 earnings. On March 19, 2008, we terminated an effective cash flow hedge agreement that had covered $25.0 million of borrowings and required us to pay interest at a defined fixed rate while receiving a defined variable rate based on LIBOR. The fair value of the hedge agreement on the date of the termination resulted in a liability of $567,000 ($338,000 net of tax). The remaining loss in accumulated other comprehensive income at May 27, 2010 of $326,000 ($194,000 net of tax) will be reclassified into earnings as interest expense through April 15, 2013, the remaining life of the original hedge, as interest payments affect earnings. We expect to reclassify approximately $113,000 ($68,000 net of tax) of loss into earnings during fiscal 2011.

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

•

We review long-lived assets, including fixed assets, goodwill, investments in joint ventures and receivables from joint ventures, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. In assessing the recoverability of these assets, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to factors such as economic conditions, changes to our business model or changes in our operating performance. For long-lived assets other than goodwill, if the sum of the undiscounted estimated cash flows (excluding interest) is less than the current carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. During fiscal 2010, we recorded a before-tax impairment charge of $2.6 million related to our 16 remaining owned condominium hotel units at our Platinum Hotel & Spa. During fiscal 2008, we recorded a before-tax impairment charge of $200,000 on fixed assets related to theatres scheduled to close during fiscal 2009.

•

In assessing goodwill for impairment, we utilize a two-step approach. In the first step, we compare the fair value of each reporting unit to its carrying value. In the second step of the impairment test, any impairment loss is determined by comparing the implied fair value of goodwill to the recorded amount of goodwill. In assessing the fair value of the reporting unit, we utilize a market approach to determine the fair value of each reporting unit. The market approach quantifies each reporting unit’s fair value based on revenue and/or earnings or cash flow multiples realized in similar industry transactions or multiples gathered from other external competitive data. The fair value of our theatre reporting unit exceeded our carrying value for fiscal 2010 and 2009.

•

We pay income taxes based on tax statutes, regulations and case law of the various jurisdictions in which we operate. Judgment is required as to whether uncertain tax positions will be accepted by tax authorities. We are subject to tax audits in each of these jurisdictions, which may result in changes to our estimated tax expense. The amount of these changes would vary by jurisdiction and would be recorded when probable and estimable. In calculating the provision for income taxes on an interim basis, we use an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period.

Accounting Changes

On May 30, 2008, we adopted Accounting Standards Codification (ASC) No. 820 (originally issued as Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements) as it relates to financial assets and liabilities. The impact of this adoption was not material to our financial statements. ASC No. 820 became effective for our nonfinancial assets and liabilities on May 29, 2009, the first day of our fiscal 2010. ASC No. 820 applies to other accounting pronouncements that require or permit fair value measurements, defines fair value based upon an exit price model, establishes a framework for measuring fair value, and expands the applicable disclosure requirements. ASC No. 820 indicates, among other things, that a fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

ASC No. 820 establishes a fair value hierarchy for the pricing inputs used to measure fair value. Our assets and liabilities measured at fair value are classified in one of the following categories:

Level 1—Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At May 27, 2010 and May 28, 2009, our $383,000 and $412,000, respectively, of available for sale securities were valued using Level 1 pricing inputs.

Level 2—The liability related to our interest rate hedge contract was based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date. The liability was $488,000 and $961,000 at May 27, 2010 and May 28, 2009, respectively.

Level 3—Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At May 27, 2010 and May 28, 2009, none of our assets or liabilities were valued using Level 3 pricing inputs.

In December 2007, the FASB issued ASC No. 805 (originally issued as SFAS No. 141(R), Business Combinations), which establishes accounting standards for acquisitions made by the Company. This statement was effective for us during fiscal 2010 and did not have an impact on our overall financial position or results of operation.

In December 2007, the FASB issued ASC No. 805 (originally issued as SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement was effective for us during fiscal 2010 and did not have an impact on our overall financial position or results of operation.

In June 2009, the FASB issued ASC No. 810, (originally issued as SFAS No. 167, Amendment to FASB Interpretation No. 46(R)), which amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (VIE). The statement requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessment of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an entity’s involvement with a VIE. This statement is effective for us in fiscal 2011 and we do not expect the adoption of this statement to have an impact on our overall financial position or results of operation.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” above.

Item 8.    Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of May 27, 2010. The Company’s auditors, Deloitte & Touche LLP, have issued an attestation report on our internal control over financial reporting. That attestation report is set forth in this Item 8.

Gregory S. Marcus President and Chief Executive Officer	Douglas A. Neis Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of The Marcus Corporation

We have audited the internal control over financial reporting of The Marcus Corporation (the “Company”) as of May 27, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 27, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended May 27, 2010 of the Company and our report dated August 10, 2010 expressed an unqualified opinion on those financial statements.

Milwaukee, Wisconsin

August 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of The Marcus Corporation

We have audited the accompanying consolidated balance sheets of The Marcus Corporation (the “Company”) as of May 27, 2010 and May 28, 2009, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinions, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 27, 2010 and May 28, 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 27, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 10, 2010 and expressed an unqualified opinion on the Company’s internal control over financial reporting.

Milwaukee, Wisconsin

August 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

of The Marcus Corporation

We have audited the accompanying consolidated statements of earnings, shareholders’ equity, and cash flows of The Marcus Corporation for the year ended May 29, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of The Marcus Corporation’s operations and its cash flows for the year ended May 29, 2008, in conformity with U.S. generally accepted accounting principles.

On May 31, 2007, the Company changed its method of accounting for defined benefit pension plans.

Milwaukee, Wisconsin

August 11, 2008

THE MARCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 27, 2010	May 28, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,132	$6,796
Accounts and notes receivable, net of reserves (Notes 4 and 10)	9,323	12,433
Refundable income taxes	6,820	—
Deferred income taxes (Note 8)	2,708	3,139
Other current assets (Note 1)	7,310	7,776

Total current assets	35,293	30,144

PROPERTY AND EQUIPMENT, net (Note 4)	585,989	595,556
OTHER ASSETS:
Investments in joint ventures (Note 10)	1,322	1,391
Goodwill (Note 1)	44,413	44,552
Condominium units (Note 3)	3,479	5,912
Other (Note 4)	33,915	33,968

Total other assets	83,129	85,823

Total assets	$704,411	$711,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable (Note 10)	$221	$229
Accounts payable	18,985	22,743
Income taxes	—	796
Taxes other than income taxes	12,589	13,015
Accrued compensation	5,038	4,665
Other accrued liabilities	24,533	24,540
Current maturities of long-term debt (Note 5)	39,610	14,432

Total current liabilities	100,976	80,420

LONG-TERM DEBT (Note 5)	196,833	240,943

DEFERRED INCOME TAXES (Note 8)	39,180	32,024

DEFERRED COMPENSATION AND OTHER (Note 7)	31,626	30,696

COMMITMENTS, LICENSE RIGHTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY (Note 6):
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock:
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,335,334 shares in 2010 and 22,329,978 shares in 2009	22,335	22,330
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,854,179 shares in 2010 and 8,859,535 shares in 2009	8,855	8,860
Capital in excess of par	48,664	47,649
Retained earnings	279,869	273,637
Accumulated other comprehensive loss	(2,825)	(2,781)

	356,898	349,695
Less cost of Common Stock in treasury (1,299,098 shares in 2010 and 1,364,585 shares in 2009)	(21,102)	(22,255)

Total shareholders’ equity	335,796	327,440

Total liabilities and shareholders’ equity	$704,411	$711,523

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Year ended
	May 27, 2010	May 28, 2009	May 29, 2008
REVENUES:
Theatre admissions	$142,675	$137,335	$114,703
Rooms	77,512	84,673	94,077
Theatre concessions	67,837	67,881	56,849
Food and beverage	44,992	48,256	54,902
Other revenues	46,053	45,351	50,544

Total revenues	379,069	383,496	371,075

COSTS AND EXPENSES:
Theatre operations	121,631	112,921	95,694
Rooms	30,987	32,552	34,661
Theatre concessions	16,924	16,273	14,002
Food and beverage	35,645	38,441	42,918
Advertising and marketing	19,643	20,300	20,307
Administrative	36,836	38,716	37,007
Depreciation and amortization	32,312	32,228	31,259
Rent (Note 9)	7,895	7,744	5,145
Property taxes	13,469	15,185	14,124
Other operating expenses	24,949	25,737	28,060
Impairment charge (Note 3)	2,575	—	200

Total costs and expenses	342,866	340,097	323,377

OPERATING INCOME	36,203	43,399	47,698
OTHER INCOME (EXPENSE):
Investment income (loss)	607	(780)	1,486
Interest expense	(11,235)	(13,963)	(15,157)
Net gain (loss) on disposition of property, equipment and other assets	(25)	(814)	83
Equity losses from unconsolidated joint ventures, net (Note 10)	(337)	(476)	(411)

	(10,990)	(16,033)	(13,999)

EARNINGS BEFORE INCOME TAXES	25,213	27,366	33,699
INCOME TAXES (Note 8)	9,098	10,166	13,213

NET EARNINGS	$16,115	$17,200	$20,486

NET EARNINGS PER SHARE—BASIC:
Common Stock	$0.56	$0.60	$0.70
Class B Common Stock	0.50	0.54	0.64
NET EARNINGS PER SHARE—DILUTED:
Common Stock	$0.54	$0.58	$0.68
Class B Common Stock	0.50	0.54	0.64

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCES AT MAY 31, 2007	$22,300	$8,890	$46,438	$255,727	$(1,515)	$(12,331)	$319,509
Cash dividends:
$.31 per share Class B Common Stock	—	—	—	(2,748)	—	—	(2,748)
$.34 per share Common Stock	—	—	—	(7,189)	—	—	(7,189)
Exercise of stock options	—	—	(375)	—	—	1,200	825
Purchase of treasury stock	—	—	—	—	—	(14,323)	(14,323)
Savings and profit-sharing contribution	—	—	(3)	—	—	676	673
Reissuance of treasury stock	—	—	42	—	—	213	255
Issuance of non-vested stock	—	—	(87)	—	—	87	—
Share-based compensation	—	—	1,215	—	—	—	1,215
Other	—	—	107	—	—	—	107
Conversions of Class B Common Stock	5	(5)	—	—	—	—	—
Components of comprehensive income:
Net earnings	—	—	—	20,486	—	—	20,486
Change in unrealized gain on available for sale investments, net of tax effect of $387	—	—	—	—	(581)	—	(581)
Pension adjustment, net of tax effect of $386	—	—	—	—	(542)	—	(542)
Loss on swap agreement, net of tax effect of $229 (Note 5)	—	—	—	—	(338)	—	(338)
Amortization of loss on swap agreement, net of tax effect of $2 (Note 5)	—	—	—	—	3	—	3
Change in fair value of interest rate swap, net of tax effect of $96 (Note 5)	—	—	—	—	141	—	141

Total comprehensive income							19,169

BALANCES AT MAY 29, 2008	22,305	8,885	47,337	266,276	(2,832)	(24,478)	317,493
Cash dividends:
$.31 per share Class B Common Stock	—	—	—	(2,743)	—	—	(2,743)
$.34 per share Common Stock	—	—	—	(7,096)	—	—	(7,096)
Exercise of stock options	—	—	(297)	—	—	781	484
Purchase of treasury stock	—	—	—	—	—	(324)	(324)
Savings and profit-sharing contribution	—	—	(676)	—	—	1,354	678
Reissuance of treasury stock	—	—	(69)	—	—	295	226
Issuance of non-vested stock	—	—	(117)	—	—	117	—
Share-based compensation	—	—	1,421	—	—	—	1,421
Other	—	—	50	—	—	—	50
Conversions of Class B Common Stock	25	(25)	—	—	—	—	—
Components of comprehensive income:
Net earnings	—	—	—	17,200	—	—	17,200
Change in unrealized gain on available for sale investments, net of tax effect of $294	—	—	—	—	441	—	441
Pension adjustment, net of tax effect of $252	—	—	—	—	264	—	264
Amortization of loss on swap agreement, net of tax effect of $50 (Note 5)	—	—	—	—	73	—	73
Change in fair value of interest rate swap, net of tax effect of $472 (Note 5)	—	—	—	—	(727)	—	(727)

Total comprehensive income							17,251

BALANCES AT MAY 28, 2009	22,330	8,860	47,649	273,637	(2,781)	(22,255)	327,440
Cash dividends:
$.31 per share Class B Common Stock	—	—	—	(2,737)	—	—	(2,737)
$.34 per share Common Stock	—	—	—	(7,146)	—	—	(7,146)
Exercise of stock options	—	—	(209)	—	—	549	340
Purchase of treasury stock	—	—	—	—	—	(769)	(769)
Savings and profit-sharing contribution	—	—	(160)	—	—	908	748
Reissuance of treasury stock	—	—	(67)	—	—	304	237
Issuance of non-vested stock	—	—	(161)	—	—	161	—
Share-based compensation	—	—	1,607	—	—	—	1,607
Other	—	—	5	—	—	—	5
Conversions of Class B Common Stock	5	(5)	—	—	—	—	—
Components of comprehensive income:
Net earnings	—	—	—	16,115	—	—	16,115
Change in unrealized gain on available for sale investments, net of tax effect of $12	—	—	—	—	(18)	—	(18)
Pension adjustment, net of tax effect of $301	—	—	—	—	(386)	—	(386)
Amortization of loss on swap agreement, net of tax effect of $45 (Note 5)	—	—	—	—	68	—	68
Change in fair value of interest rate swap, net of tax effect of $182 (Note 5)	—	—	—	—	292	—	292

Total comprehensive income							16,071

BALANCES AT MAY 27, 2010	$22,335	$8,855	$48,664	$279,869	$(2,825)	$(21,102)	$335,796

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	May 27, 2010	May 28, 2009	May 29, 2008
OPERATING ACTIVITIES
Net earnings	$16,115	$17,200	$20,486
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures	337	476	411
Consolidation of joint venture	—	659	—
Loss (gain) on disposition of property, equipment and other assets	428	(304)	(117)
Loss (gain) on sale of condominium units	(403)	1,118	34
Loss on available for sale securities	—	1,317	—
Impairment charge	2,575	—	200
Distributions from joint ventures	—	—	11
Amortization of loss on swap agreement	113	123	5
Amortization of favorable lease right	334	334	334
Depreciation and amortization	32,312	32,228	31,259
Stock compensation expense	1,607	1,421	1,215
Deferred income taxes	7,812	(3,028)	2,260
Deferred compensation and other	634	4,051	2,125
Contribution of the Company’s stock to savings and profit-sharing plan	748	678	673
Changes in operating assets and liabilities:
Accounts and notes receivable	(453)	4,907	1,136
Condominium units	—	—	(70)
Other current assets	466	2,178	(1,084)
Accounts payable	(2,217)	3,823	(7,299)
Income taxes	(7,611)	3,283	4,426
Taxes other than income taxes	(426)	196	1,206
Accrued compensation	373	(2,283)	228
Other accrued liabilities	(4)	1,065	331

Total adjustments	36,625	52,242	37,284

Net cash provided by operating activities	52,740	69,442	57,770

INVESTING ACTIVITIES
Capital expenditures	(25,082)	(35,741)	(24,437)
Purchase of theatres, net of cash acquired	—	—	(40,500)
Proceeds from disposals of property, equipment and other assets	766	1,408	38
Proceeds from sale of condominium units	—	—	409
Proceeds received from intermediaries	—	—	5,749
Increase in condominium units and other assets	(893)	(1,069)	(1,187)
Premiums returned from split dollar life insurance policies	3,820	—	—
Purchase of interest and capital contribution in joint ventures	—	—	(35)
Cash advanced to joint ventures	—	—	(223)

Net cash used in investing activities	(21,389)	(35,402)	(60,186)

FINANCING ACTIVITIES
Debt transactions:
Proceeds from issuance of notes payable and long-term debt	77,895	67,111	75,507
Principal payments on notes payable and long-term debt	(96,835)	(98,343)	(47,280)
Debt issuance costs	—	—	(557)
Payment on swap agreement termination	—	—	(567)
Equity transactions:
Treasury stock transactions, except for stock options	(532)	(98)	(14,153)
Exercise of stock options	340	484	825
Dividends paid	(9,883)	(9,838)	(9,937)

Net cash provided by (used in) financing activities	(29,015)	(40,684)	3,838

Net increase (decrease) in cash and cash equivalents	2,336	(6,644)	1,422
Cash and cash equivalents at beginning of year	6,796	13,440	12,018

Cash and cash equivalents at end of year	$9,132	$6,796	$13,440

See accompanying notes.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 27, 2010

1. Description of Business and Summary of Significant Accounting Policies

Description of Business—The Marcus Corporation and its subsidiaries (the Company) operate principally in two business segments:

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

Principles of Consolidation—The consolidated financial statements include the accounts of The Marcus Corporation and all of its subsidiaries, including a 50% owned joint venture entity in which the Company has a controlling financial interest. Investments in affiliates which are 50% or less owned by the Company for which the Company exercises significant influence or for which the affiliate maintains separate equity accounts are accounted for on the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year—The Company reports on a 52/53-week year ending the last Thursday of May. All segments had a 52-week year in fiscal 2010, 2009 and 2008.

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents—The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Fair Value Measurements—Certain financial assets and liabilities are recorded at fair value in the financial statements. Some are measured on a recurring basis while others are measured on a non-recurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement in prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. A fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1—Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At May 27, 2010 and May 28, 2009, the Company’s $383,000 and $412,000, respectively, of available for sale securities were valued using Level 1 pricing inputs.

Level 2—The liability related to the Company’s interest rate hedge contract was based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date. The liability was $488,000 and $961,000 at May 27, 2010 and May 28, 2009, respectively.

Level 3—Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At May 27, 2010 and May 28, 2009, none of the Company’s assets or liabilities were valued using Level 3 pricing inputs.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

The carrying value of the Company’s financial instruments (including cash and cash equivalents, accounts receivable, notes receivable, investments and accounts and notes payable) approximates fair value. The fair value of the Company’s $102,364,000 of senior notes is approximately $97,824,000 at May 27, 2010, determined based upon current market interest rates for financial instruments with a similar average remaining life. The carrying amounts of the Company’s remaining long term debt approximate their fair values.

Accounts and Notes Receivable—The Company evaluates the collectibility of its accounts and notes receivable based on a number of factors. For larger accounts, an allowance for doubtful accounts is recorded based on the applicable parties’ ability and likelihood to pay based on management’s review of the facts. For all other accounts, the Company recognizes an allowance based on length of time the receivable is past due based on historical experience and industry practice.

Inventory—Inventories are stated at the lower of cost or market. Cost has been determined using the first-in, first-out method. Inventories of $2,062,000 and $2,119,000 as of May 27, 2010 and May 28, 2009, respectively, were included in other current assets.

Long-Lived Assets—The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. For the purpose of determining fair value, defined as the amount at which an asset or group of assets could be bought or sold in a current transaction between willing parties, the Company utilizes currently available market valuations of similar assets in its respective industries, often expressed as a given multiple of operating cash flow. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of May 27, 2010, May 28, 2009, and May 29, 2008, and determined that there was no significant impact on the Company’s results of operations, other than the impairment charges discussed in Note 3.

Goodwill—The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performed an annual impairment test as of the Company’s year-end date in fiscal 2010, 2009 and 2008 and deemed that no impairment indicators existed. The Company has determined that its reporting units are its operating segments and all the Company’s goodwill, which represents the excess of the acquisition cost over the fair value of the assets acquired, relates to its Theatres segment. A summary of the Company’s goodwill activity follows:

	May 27, 2010	May 28, 2009
	(in thousands)
Balance at beginning of year	$44,552	$44,325
Adjustment to prior year theatre acquisition	—	416
Deferred tax adjustment	(139)	(189)

Balance at end of year	$44,413	$44,552

Capitalization of Interest—The Company capitalizes interest during construction periods by adding such interest to the cost of constructed assets. Interest of approximately $278,000, $127,000 and $62,000 was capitalized in fiscal 2010, 2009 and 2008, respectively.

Investments—Available for sale securities are stated at fair market value, with unrealized gains and losses reported as a component of shareholders’ equity. The cost of securities sold is based upon the specific

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

identification method. Realized gains and losses and declines in value judged to be other-than-temporary are included in investment income (loss). The Company evaluates securities for other-than-temporary impairment on a periodic basis and principally considers the type of security, the severity of the decline in fair value, and the duration of the decline in fair value in determining whether a security’s decline in fair value is other-than-temporary. In fiscal 2009, the Company recognized a $1,317,000 other-than-temporary investment loss on securities whose market value was substantially below cost which is included in investment income (loss) in the consolidated statements of earnings.

Revenue Recognition—The Company recognizes revenue from its rooms as earned on the close of business each day. Revenues from theatre admissions, concessions and food and beverage sales are recognized at the time of sale. Revenues from advanced ticket and gift certificate sales are recorded as deferred revenue and are recognized when tickets or gift certificates are redeemed. The Company had deferred revenue of $11,316,000 and $12,255,000, which is included in other accrued liabilities as of May 27, 2010 and May 28, 2009, respectively. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. During Fiscal 2010, the Company determined that it had sufficient historical data to support a change in estimate related to its gift card liabilities and recognized $3,157,000 of gift card breakage income, of which $2,404,000 related to periods prior to fiscal 2010. Gift card breakage income is recorded in other revenues in the consolidated statements of earnings.

Other revenues include management fees for theatres and hotels under management agreements. The management fees are recognized as earned based on the terms of the agreements and include both base fees and incentive fees. Revenues do not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting sales tax.

Advertising and Marketing Costs—The Company expenses all advertising and marketing costs as incurred.

Workers Compensation and General Liability Claims—The Company records accruals for workers compensation and general liability claims in the period in which they are probable and reasonably estimable. The Company’s principal self-insurance programs include workers compensation and general liability where it self-insures up to a specified dollar amount. Claims exceeding this amount up to specified limits are covered by policies purchased from commercial insurers. The Company estimates the liability for the majority of the self-insured claims using its claim experience for the periods being valued.

Income Taxes—The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in the future tax returns for which the Company has already properly recorded the tax benefit in the income statement. The Company regularly assesses the probability that the deferred tax asset balance will be recovered against future taxable income, taking into account such factors as earnings history, carryback and carryforward periods, and tax strategies. When the indications are that recovery is unlikely, a valuation allowance is established against the deferred tax asset, increasing income tax expense in the year that conclusion is made. See Note 8—Income Taxes.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

Depreciation and Amortization—Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the following estimated useful lives or any related lease terms:

Years
Land improvements	15 – 39
Buildings and improvements	25 – 39
Leasehold improvements	3 – 40
Furniture, fixtures and equipment	3 – 20

Preopening Expenses—Costs incurred prior to opening new or remodeled facilities are expensed as incurred.

Earning Per Share—Net earnings per share (EPS) of Common Stock and Class B Common Stock is computed using the two class method. Basic net earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding less any non-vested stock. Diluted net earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and non-vested stock using the treasury method. Convertible Class B Common Stock is reflected on an if-converted basis. The computation of the diluted net earnings per share of Common Stock assumes the conversion of Class B Common Stock, while the diluted net earnings per share of Class B Common Stock does not assume the conversion of those shares.

Holders of Common Stock are entitled to cash dividends per share equal to 110% of all dividends declared and paid on each share of the Class B Common Stock. As such, the undistributed earnings for each year are allocated based on the proportionate share of entitled cash dividends. The computation of diluted net earnings per share of Common Stock assumes the conversion of Class B Common Stock and, as such, the undistributed earnings are equal to net earnings for that computation.

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Year ended
	May 27, 2010	May 28, 2009	May 29, 2008
	(in thousands, except per share data)
Numerator:
Net earnings	$16,115	$17,200	$20,486

Denominator:
Denominator for basic EPS	29,791	29,663	29,956
Effect of dilutive employee stock options and non-vested stock	119	156	274

Denominator for diluted EPS	29,910	29,819	30,230

Net earnings per share—Basic:
Common Stock	$0.56	$0.60	$0.70
Class B Common Stock	$0.50	$0.54	$0.64
Net earnings per share—Diluted:
Common Stock	$0.54	$0.58	$0.68
Class B Common Stock	$0.50	$0.54	$0.64

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

Options to purchase 1,288,141 shares, 885,717 shares, and 371,975 shares of common stock at prices ranging from $12.73 to $23.37, $14.07 to $23.37, and $19.75 to $23.37 per share were outstanding at May 27, 2010, May 28, 2009, and May 29, 2008, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares, and, therefore, the effect would be antidilutive.

Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	May 27, 2010	May 28, 2009
	(in thousands)
Unrealized gain on available for sale investments	$81	$99
Unrecognized loss on terminated interest rate swap agreement	(194)	(262)
Unrealized loss on interest rate swap agreement	(293)	(585)
Net unrecognized actuarial loss	(2,419)	(2,033)

	$(2,825)	$(2,781)

Concentration of Risk—As of May 27, 2010, 11% of the Company’s employees were covered by a collective bargaining agreement, of which 2% are covered by an agreement that will expire within one year.

New Accounting Pronouncements—In December 2007, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) No. 805, (originally issued as Statement of Financial Accounting Standards (SFAS) No. 141 (R), Business Combinations), which establishes accounting standards for acquisitions made by the Company. This statement was effective for the Company in fiscal 2010 and did not have an impact on the Company’s overall financial position or results of operations.

In December 2007, the FASB issued ASC No. 810 (originally issued as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement was effective for the Company in fiscal 2010 and did not have an impact on the Company’s overall financial position or results of operations.

In June 2009, the FASB issued ASC No. 810 (originally issued as SFAS No. 167, Amendment to FASB Interpretation No. 46(R)), which amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (VIE). The statement requires a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessment of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an entity’s involvement with a VIE. This statement is effective for the Company in fiscal 2011 and the Company does not expect the adoption of this statement to have an impact on its overall financial position.

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

consolidated financial statements reflect the final allocation of the purchase price to the assets acquired and liabilities assumed based on their respective fair values. In fiscal 2008, the acquired theatres contributed approximately $4,131,000 and $456,000 to revenues and operating income, respectively.

3. Impairment Charges

In Fiscal 2010, the Company determined that indicators of impairment of the condominium units available for sale were evident as the Las Vegas real estate market has been significantly impacted by the recessionary economic conditions. As such, the Company evaluated the ongoing value of its condominium units held for sale and determined that the fair value, measured using estimated sales prices of similar condominium units held for sale in the same market, or Level 2 pricing inputs, was less than their carrying value and recorded a $2,575,000 pre-tax impairment loss.

In Fiscal 2008, the Company recorded a $200,000 pre-tax impairment charge related to closed theatres.

4. Additional Balance Sheet Information

The composition of accounts and notes receivable is as follows:

	May 27, 2010	May 28, 2009
	(in thousands)
Trade receivables, net of allowances of $755 and $458, respectively	$4,599	$3,610
Current notes receivable for interval ownership	451	615
Other receivables, net of allowances of $1,149 and $1,292, respectively	4,273	8,208

	$9,323	$12,433

In fiscal 2009, the Company recorded a $1,292,000 allowance for other receivables related to funds advanced to owners of managed properties.

The composition of property and equipment, which is stated at cost, is as follows:

	May 27, 2010	May 28, 2009
	(in thousands)
Land and improvements	$92,761	$89,090
Buildings and improvements	521,150	512,002
Leasehold improvements	61,276	60,423
Furniture, fixtures and equipment	218,347	210,684
Construction in progress	4,687	8,489

	898,221	880,688
Less accumulated depreciation and amortization	312,232	285,132

	$585,989	$595,556

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Additional Balance Sheet Information (continued)

The composition of other assets is as follows:

	May 27, 2010	May 28, 2009
	(in thousands)
Favorable lease right	$11,684	$12,018
Long-term notes receivable for interval ownership, net	623	1,068
Split dollar life insurance policies	9,395	8,419
Other assets	12,213	12,463

	$33,915	$33,968

The Company’s long-term notes receivable for interval ownership are net of a reserve for uncollectible amounts of $161,000 and $269,000 as of May 27, 2010 and May 28, 2009, respectively. The notes bear fixed-rate interest between 6.0% and 15.9% over the seven-year or ten-year terms of the loans. The weighted-average rate of interest on outstanding notes receivable for interval ownership is 15.4%. The notes are collateralized by the underlying vacation intervals.

The Company’s favorable lease right is being amortized over the expected term of the underlying lease and is expected to result in amortization of $334,000 in each of the five succeeding fiscal years.

5. Long-Term Debt

Long-term debt is summarized as follows:

	May 27, 2010	May 28, 2009
	(in thousands, except payment data)
Mortgage notes	$61,419	$61,423
Senior notes	102,364	116,597
Unsecured term note due February 2025, with monthly principal and interest payments of $39,110, bearing interest at 5.75%	4,660	4,855
Commercial paper	—	5,500
Revolving credit agreement	68,000	67,000

	236,443	255,375
Less current maturities	39,610	14,432

	$196,833	$240,943

The mortgage notes, both fixed rate and adjustable, bear interest from 1.0% to 6.1% at May 27, 2010, and mature in fiscal years 2012 through 2036. The mortgage notes are secured by the related land, buildings and equipment.

The $102,364,000 of senior notes maturing in 2012 through 2020 require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 5.89% to 7.93%, with a weighted-average fixed rate of 6.64% and 6.70% at May 27, 2010 and May 28, 2009, respectively.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Long-Term Debt (continued)

The Company has the ability to issue commercial paper through an agreement with a bank, up to a maximum of $35,000,000. The agreement requires the Company to maintain unused bank lines of credit at least equal to the principal amount of outstanding commercial paper.

At May 27, 2010, the Company had a credit line totaling $175,000,000 in place. There were borrowings of $68,000,000 outstanding on the line, of which $4,000,000 bears interest at the prime rate of 3.25% at May 27, 2010, and $64,000,000 bears interest at LIBOR plus a margin which adjusts based on the Company’s borrowing levels, effectively 1.175% at May 27, 2010. This agreement matures in April 2013 and requires an annual facility fee of 0.20% on the total commitment. Based on borrowings and commercial paper outstanding, availability under the line at May 27, 2010 totaled $107,000,000.

The Company has the ability and the intent to replace commercial paper borrowings with long-term borrowings under its credit facility. Accordingly, the Company classifies these borrowings as long-term.

The Company’s loan agreements include, among other covenants, maintenance of certain financial ratios, including a debt-to-capitalization ratio and a fixed charge coverage ratio. The Company is in compliance with all debt covenants at May 27, 2010.

Scheduled annual principal payments on long-term debt for the years subsequent to May 27, 2010 are:

Fiscal Year	(in thousands)
2011	$39,610
2012	17,345
2013	105,083
2014	7,324
2015	2,403
Thereafter	64,678

$236,443

Interest paid, net of amounts capitalized, in fiscal 2010, 2009, and 2008 totaled $11,181,000, $14,302,000, and $15,026,000, respectively.

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into an interest rate swap agreement on February 1, 2008 covering $25,170,000 of floating rate debt, which expires February 1, 2011, and requires the Company to pay interest at a defined rate of 3.24% while receiving interest at a defined variable rate of one-month LIBOR (0.375% at May 27, 2010). The Company recognizes derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Long-Term Debt (continued)

as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. In fiscal 2010 and 2009 and from February 1, 2008 through May 29, 2008, the interest rate swap was considered effective and had no effect on earnings. The increase (decrease) in fair value of the interest rate swap of $474,000 ($292,000 net of tax), $(1,198,000) ($(726,000) net of tax) and $237,000 ($141,000 net of tax), is included in accumulated other comprehensive loss in fiscal 2010, 2009 and 2008, respectively. The Company does not expect the interest rate swap to have any effect on earnings within the next 12 months.

As of May 27, 2010 and May 28, 2009, the notional amount of the swap was $25,170,000. The fair value of the swap as of May 27, 2010 and May 28, 2009 was a liability of $488,000 and $961,000, respectively, and was included in other accrued liabilities at May 27, 2010 and other long-term liabilities at May 28, 2009.

On February 29, 2008, the Company also entered into an interest rate swap agreement covering $25,000,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.49% while receiving interest at a defined variable rate of three-month LIBOR. The interest rate swap agreement was considered effective and qualified as a cash flow hedge. On March 19, 2008, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $567,000 ($338,000 net of tax). In fiscal 2010 and 2009 and from March 19, 2008, through May 29, 2008, the Company reclassified $113,000 ($68,000 net of tax), $123,000 ($73,000 net of tax) and $5,000 ($3,000 net of tax) from accumulated other comprehensive loss to interest expense, respectively. The remaining loss at May 27, 2010 in accumulated other comprehensive loss will be reclassified into earnings as interest expense through April 15, 2013, the remaining life of the original hedge. The Company expects to reclassify approximately $113,000 ($68,000 net of tax) of loss into earnings within the next 12 months.

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

Through May 27, 2010, the Company’s Board of Directors has approved the repurchase of up to 6,687,500 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options and for savings and profit-sharing plan contributions. The Company purchased 70,081, 19,831, and 828,418 shares pursuant to these authorizations during fiscal 2010, 2009 and 2008, respectively. At May 27, 2010, there were 2,229,096 shares available for repurchase under these authorizations.

The Company’s Board of Directors has authorized the issuance of up to 750,000 shares of Common Stock for The Marcus Corporation Dividend Reinvestment and Associate Stock Purchase Plan. At May 27, 2010, there were 544,826 shares available under this authorization.

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Shareholders’ Equity and Stock-Based Compensation (continued)

Awarded shares of non-vested stock cumulatively vest either 25% after three years of the grant date, 50% after five years of the grant date, 75% after ten years of the grant date and 100% upon retirement, or 50% after three years of the grant date and 100% after five years of the grant date, depending on the date of grant. The non-vested stock may not be sold, transferred, pledged or assigned, except as provided by the vesting schedule included in the Company’s equity incentive plan. During the period of restriction, the holder of the non-vested stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock. Non-vested stock awards and shares issued upon option exercises are issued from previously acquired treasury shares. At May 27, 2010, there were 713,519 shares available for grants of additional stock options, non-vested stock and other types of equity awards under the current plan.

Stock-based compensation, including stock options and non-vested stock awards, is expensed over the vesting period of the awards based on the grant date fair value.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions used for awards granted during fiscal 2010, 2009 and 2008:

	Year Ended May 27, 2010	Year Ended May 28, 2009	Year Ended May 29, 2008
Risk-free interest rate	2.2-3.5%	3.9%	4.6%
Dividend yield	2.7%	1.9%	1.5%
Volatility	49-59%	38-41%	33-41%
Expected life	4-9 years	4-9 years	4-9 years

Total pre-tax stock-based compensation expense was $1,607,000, $1,421,000, and $1,215,000 in fiscal 2010, 2009 and 2008, respectively.

A summary of the Company’s stock option activity and related information follows:

	May 27, 2010		May 28, 2009		May 29, 2008
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
	(options in thousands)
Outstanding at beginning of year	1,500	$14.37	1,250	$13.95	1,137	$12.69
Granted	298	13.31	327	15.54	212	20.06
Exercised	(38)	8.92	(48)	10.03	(73)	11.29
Forfeited	(30)	13.35	(29)	16.44	(26)	16.59

Outstanding at end of year	1,730	$14.33	1,500	$14.37	1,250	$13.95

Exercisable at end of year	907	$13.08	778	$11.82	662	$10.77

Weighted-average fair value of options granted during year	$5.56		$5.87		$7.45

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Shareholders’ Equity and Stock-Based Compensation (continued)

Exercise prices for options outstanding as of May 27, 2010 ranged from $8.02 to $23.37. The weighted-average remaining contractual life of those options is 5.8 years. The weighted-average remaining contractual life of options currently exercisable is 3.7 years. Additional information related to these options segregated by exercise price range is as follows:

	Exercise Price Range
	$8.02 to $12.71	$12.72 to $17.73	$17.74 to $23.37
	(options in thousands)
Options outstanding	441	934	355
Weighted-average exercise price of options outstanding	$9.89	$14.22	$20.14
Weighted-average remaining contractual life of options outstanding	1.8	7.3	6.7
Options exercisable	441	288	178
Weighted-average exercise price of options exercisable	$9.89	$13.63	$20.11

The intrinsic value of options outstanding at May 27, 2010 was $550,000, and the intrinsic value of options exercisable at May 27, 2010 was $550,000. The intrinsic value of options exercised was $93,000, $291,000, and $2,299,000 during fiscal 2010, 2009 and 2008, respectively. As of May 27, 2010, total remaining unearned compensation cost related to stock options was $3,160,000, which will be amortized to expense over the remaining service period of five years.

A summary of the Company’s non-vested stock activity and related information follows:

	May 27, 2010		May 28, 2009
	Shares	Weighted-Average Fair Value	Shares	Weighted-Average Fair Value
	(shares in thousands)
Outstanding at beginning of year	75	$19.07	87	$18.64
Granted	22	10.36	—	—
Vested	(24)	20.37	(12)	15.84
Forfeited	—	—	—	—

Outstanding at end of year	73	$12.87	75	$19.07

The Company expenses awards of non-vested stock based on the fair value of the Company’s common stock at the date of grant. As of May 27, 2010, total remaining unearned compensation related to non-vested stock was $546,000, which will be amortized over the weighted-average remaining service period of 6.8 years.

7. Employee Benefit Plans

The Company has a qualified profit-sharing savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides for a contribution of a minimum of 1% of defined compensation for all plan participants and matching of 25% of employee contributions up to 6% of defined compensation. In addition, the Company may make additional discretionary contributions. During fiscal 2010, 2009 and 2008, the 1% and the discretionary contributions were made with the Company’s common stock. The Company also sponsors unfunded, nonqualified, defined-benefit and deferred compensation plans. The Company’s unfunded, nonqualified defined-benefit plan was amended effective January 1, 2009 to include two components. The first component applies to certain participants and continues to provide the same nonqualified pension benefits as

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Employee Benefit Plans (continued)

were provided prior to the amendment. The second component applies to all other participants and provides an account-based supplemental retirement benefit. Pension and profit-sharing expense for all plans was $2,921,000, $2,997,000, and $2,597,000 for fiscal 2010, 2009 and 2008, respectively.

The Company recognizes actuarial losses and prior service costs related to its defined benefit plan in the statement of financial position and recognizes changes in these amounts in the year in which changes occur through comprehensive income. Additionally, the Company is required to measure the funded status of its plan as of the date of its year-end statement of financial position.

The status of the Company’s unfunded nonqualified, defined-benefit and account-based retirement plan based on the respective May 27, 2010 and May 28, 2009 measurement dates is as follows:

	May 27, 2010	May 28, 2009
	(in thousands)
Change in benefit obligation:
Net benefit obligation at beginning of year	$19,049	$18,848
Service cost	505	539
Interest cost	1,264	1,229
Plan change	—	(1,256)
Actuarial loss	775	867
Benefits paid	(830)	(1,178)

Net benefit obligation at end of year	$20,763	$19,049

Funded status at end of year	$(20,763)	$(19,049)
Unrecognized prior service credit	(1,145)	(1,223)
Unrecognized net actuarial loss	5,171	4,561

Net amount recognized at end of year	$(16,737)	$(15,711)

Amounts recognized in the statement of financial position consist of:
Current accrued benefit liability	$(820)	$(823)
Noncurrent accrued benefit liability	(19,943)	(18,226)
Accumulated other comprehensive loss	2,419	2,033
Deferred tax asset	1,607	1,305

Net amount recognized at end of year	$(16,737)	$(15,711)

	Year ended
	May 27, 2010	May 28, 2009	May 29, 2008
	(in thousands)
Net periodic pension cost:
Service cost	$505	$539	$485
Interest cost	1,264	1,229	1,024
Net amortization of prior service cost, transition obligation and actuarial loss	88	128	69

	$1,857	$1,896	$1,578

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Employee Benefit Plans (continued)

The $2,419,000 loss, net of tax, included in accumulated other comprehensive loss at May 27, 2010, consists of the $3,107,000 net actuarial loss, net of tax, and the $688,000 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost.

The accumulated benefit obligation was $15,409,000 and $13,889,000 as of May 27, 2010 and May 28, 2009, respectively.

The pre-tax change in the benefit obligation recognized in other comprehensive loss during fiscal 2010 consisted of the current year net actuarial loss of $774,000, the amortization of the net actuarial loss of $165,000 and the amortization of the prior service credit of $78,000. The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2010 is $108,000 and relates to the actuarial loss and the prior service credit.

The benefit obligations were determined using an assumed weighted-average discount rate of 5.70% in 2010 and 6.60% in 2009, and an annual salary rate increase of 5.0% for both years.

The net periodic benefit cost was determined using an assumed discount rate of 6.60% in fiscal 2010 and 2009 and 6.10% in 2008 and an annual salary rate increase of 5.0% for all three years.

Benefit payments expected to be paid subsequent to May 27, 2010 are:

Fiscal Year	(in thousands)
2011	$820
2012	810
2013	806
2014	806
2015	1,022
Years 2016 – 2020	5,348

8. Income Taxes

The components of the net deferred tax liability are as follows:

	May 27, 2010	May 28, 2009
	(in thousands)
Current deferred income tax assets:
Depreciation and amortization	$—	$—
Accrued employee benefits	597	578
Other	2,111	2,561

Net current deferred tax assets	$2,708	$3,139

Noncurrent deferred income tax (liabilities) assets:
Depreciation and amortization	$(51,377)	$(42,783)
Accrued employee benefits	9,915	9,260
Other	2,282	1,499

Net noncurrent deferred tax liabilities	$(39,180)	$(32,024)

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Income Taxes (continued)

Income tax expense consists of the following:

	Year ended
	May 27, 2010	May 28, 2009	May 29, 2008
	(in thousands)
Current:
Federal	$86	$8,686	$10,298
State	1,373	2,767	2,471
Deferred:
Federal	6,982	(635)	389
State	657	(652)	55

	$9,098	$10,166	$13,213

A reconciliation of the statutory federal tax rate to the effective tax rate follows:

	Year ended
	May 27, 2010	May 28, 2009	May 29, 2008
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	5.2	5.1	4.9
Unrecognized tax benefits and related interest	(4.2)	(1.3)	0.2
Other	0.1	(1.6)	(0.9)

	36.1%	37.2%	39.2%

Income taxes paid, net of refunds received, in fiscal 2010, 2009, and 2008 totaled $9,883,000, $6,293,000, and $10,674,000, respectively.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefit are as follows:

	Year Ended
	May 27, 2010	May 28, 2009	May 29, 2008
	(in thousands)
Balance at beginning of year	$4,118	$967	$930
Increases due to:
Tax positions taken in prior years	—	3,778	37
Tax positions taken in current year	—	—	—
Decreases due to:
Tax positions taken in prior years	(1,437)	—	—
Settlements with taxing authorities	—	—	—
Lapse of applicable statute of limitations	(58)	(627)	—

Balance at end of year	$2,623	$4,118	$967

The Company’s total unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate were $166,000, $1,511,000 and $889,000 as of May 27, 2010, May 28, 2009 and May 29, 2008,

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Income Taxes (continued)

respectively. At May 27, 2010, the Company had accrued interest and penalties of $407,000 and $436,000, respectively, compared to accrued interest of $999,000 and no penalties at May 28, 2009. The Company classifies interest and penalties relating to income taxes as income tax expense. For the year ended May 27, 2010, $(344,000) of interest and $436,000 of penalties were recognized in the statement of earnings compared $712,000 of interest and no penalties for the year ended May 28, 2009 and $51,000 of interest and no penalties for the year ended May 29, 2008.

At May 27, 2010, examination of the Company’s consolidated federal income tax returns by the Internal Revenue Service (“IRS”) had concluded for the fiscal year 2006 and was substantially completed for the fiscal years 2007 and 2008. With certain exceptions, the Company’s state income tax returns are no longer subject to examination for the fiscal years 2005 and prior. At this time, the Company does not expect the results from any income tax audit to have a significant impact on the Company’s financial statements.

The Company does not expect its unrecognized tax benefits to significantly change over the next 12 months.

9. Commitments, License Rights and Contingencies

Lease Commitments—The Company leases real estate under various noncancellable operating leases with an initial term greater than one year that contain multiple renewal options, exercisable at the Company’s option. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. Percentage rentals are based on the revenues at the specific rented property. Rent expense charged to operations under these leases was as follows:

	Year ended
	May 27, 2010	May 28, 2009	May 29, 2008
	(in thousands)
Fixed minimum rentals	$7,488	$7,295	$4,738
Amortization of favorable lease right	334	334	334
Percentage rentals	73	115	73

	$7,895	$7,744	$5,145

Aggregate minimum rental commitments under long-term operating leases, assuming the exercise of certain lease options, are as follows at May 27, 2010:

Fiscal Year	(in thousands)
2011	$7,073
2012	7,018
2013	7,048
2014	6,735
2015	6,573
Thereafter	108,457

$142,904

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Commitments, License Rights and Contingencies (continued)

Commitments—The Company has commitments for the completion of construction at various properties totaling approximately $3,395,000 at May 27, 2010.

License Rights—The Company has license rights to operate three hotels using the Hilton trademark, one hotel using the Four Points by Sheraton trademark and one hotel using the InterContinental trademark. Under the terms of the licenses, the Company is obligated to pay fees based on defined gross sales.

Contingencies—The Company guarantees the debt of a joint venture totaling $1,443,000 at May 27, 2010. The debt of the joint venture is collateralized by the real estate, building and improvements and all equipment. The Company does not anticipate this guarantee to be payable within the next fiscal year.

The Company has approximately three and one half-years remaining on a ten and one half-year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $1,600,000 as of May 27, 2010.

Subsidiaries of the Company are defendants in legal proceedings related to the Platinum Hotel & Spa in Las Vegas, Nevada. The Company believes the lawsuits are without merit and plans to vigorously defend against them. Since these matters are in the preliminary stages, the Company is unable to estimate the associated expenses or possible losses as of May 27, 2010.

10. Joint Venture Transactions

At May 27, 2010 and May 28, 2009, the Company held investments with aggregate carrying values of $1,322,000 and $1,391,000, respectively, in several hotel joint ventures, which are accounted for under the equity method.

The Company has receivables from hotel joint ventures of $1,394,000 at May 27, 2010 and May 28, 2009, respectively. As of May 27, 2010 and May 28, 2009, the Company had an allowance against these receivables of $1,394,000 and $1,206,000, respectively.

Included in notes payable at May 27, 2010 and May 28, 2009 is $221,000 and 229,000, respectively, owed to joint ventures in connection with cash advanced to the Company. The Company pays interest on the cash advances based on the 90-day certificate of deposit rates.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Business Segment Information

The Company evaluates performance and allocates resources based on the operating income (loss) of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Following is a summary of business segment information for fiscal 2008 through 2010:

	Theatres	Hotels/ Resorts	Corporate Items	Total
	(in thousands)
Fiscal 2010
Revenues	$224,102	$153,935	$1,032	$379,069
Operating income (loss)	44,741	1,438	(9,976)	36,203
Depreciation and amortization	16,701	15,042	569	32,312
Assets	352,138	306,510	45,763	704,411
Capital expenditures and acquisitions	9,431	15,622	29	25,082

Fiscal 2009
Revenues	$215,258	$167,055	$1,183	$383,496
Operating income (loss)	43,671	9,700	(9,972)	43,399
Depreciation and amortization	16,431	15,148	649	32,228
Assets	359,232	306,467	45,824	711,523
Capital expenditures and acquisitions	20,924	14,680	137	35,741

Fiscal 2008
Revenues	$181,058	$188,520	$1,497	$371,075
Operating income (loss)	35,334	21,556	(9,192)	47,698
Depreciation and amortization	15,128	15,450	681	31,259
Assets	355,247	318,368	48,033	721,648
Capital expenditures and acquisitions	49,049	15,806	82	64,937

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Unaudited Quarterly Financial Information (in thousands, except per share data)

	13 Weeks Ended
Fiscal 2010	August 27, 2009	November 26, 2009	February 25, 2010	May 27, 2010
Revenues	$110,153	$83,366	$96,444	$89,106
Operating income	18,975	1,967	8,044	7,217
Net earnings (loss)	10,218	(323)	3,191	3,029
Net earnings (loss) per common share—diluted	$0.34	$(0.01)	$0.11	$0.10

	13 Weeks Ended
Fiscal 2009	August 28, 2008	November 27, 2008	February 26, 2009	May 28, 2009
Revenues	$120,371	$87,943	$91,011	$84,171
Operating income	23,947	8,342	6,178	4,932
Net earnings	12,433	896	1,663	2,208
Net earnings per common share—diluted	$0.42	$0.03	$0.06	$0.07

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Based on their evaluations, as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or furnish under the Exchange Act is accumulated and communicated to our management and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Management’s report on internal control over financial reporting.

The report of management required under this Item 9A is contained in the section titled “Item 8—Financial Statements and Supplementary Data” under the heading “Management’s Report on Internal Control over Financial Reporting.”

(c) Attestation Report of Independent Registered Public Accounting Firm.

The attestation report required under this Item 9A is contained in the section titled “Item 8—Financial Statements and Supplementary Data” under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

(d) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act during the fourth quarter of our fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to directors is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled “Election of Directors” in the definitive Proxy Statement for our 2010 Annual Meeting of Shareholders scheduled to be held on October 13, 2010 (our “Proxy Statement”). The information required with respect to executive officers appears at the end of Part I of this Form 10-K. The required information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by directors and executive officers is incorporated by reference to the information pertaining thereto set forth under the caption entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table lists certain information about our three stock option plans, our 1995 Equity Incentive Plan, our 1994 Nonemployee Director Stock Option Plan and our 2004 Equity Incentive Plan, all of which were approved by our shareholders:

Number of securities to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under current equity compensation plan (excluding securities reflected in the first column)
1,730,000	$14.33	714,000

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

THE MARCUS CORPORATION

Date: August 10, 2010	By:	/s/ Gregory S. Marcus
Gregory S. Marcus, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of us and in the capacities as of the date indicated above.

By:	/s/ Gregory S. Marcus	By:	/s/ Daniel F. McKeithan, Jr.
	Gregory S. Marcus, President and Chief Executive Officer (Principal Executive Officer) and Director		Daniel F. McKeithan, Jr., Director

By:	/s/ Douglas A. Neis	By:	/s/ Diane Marcus Gershowitz
	Douglas A. Neis, Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)		Diane Marcus Gershowitz, Director

By:	/s/ Stephen H. Marcus	By:	/s/ Timothy E. Hoeksema
	Stephen H. Marcus, Chairman and Director		Timothy E. Hoeksema, Director

By:	/s/ Philip L. Milstein	By:	/s/ Allan H. Selig
	Philip L. Milstein, Director		Allan H. Selig, Director

By:	/s/ Bronson J. Haase	By:	/s/ James D. Ericson
	Bronson J. Haase, Director		James D. Ericson, Director

By:	/s/ Bruce J. Olson
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

10.1*	The Marcus Corporation 1995 Equity Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 5, 2006.]

10.2*	The Marcus Corporation 1994 Nonemployee Director Stock Option Plan, as amended. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 5, 2006.]

10.3	The Marcus Corporation Non-Employee Director Compensation Plan.

10.4*	The Marcus Corporation 2004 Equity Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 8, 2008.]

10.5*	Form of The Marcus Corporation 2004 Equity Incentive Plan Stock Option Award (Employees). [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 8, 2008.]

10.6*	Form of The Marcus Corporation 2004 Equity Incentive Plan Stock Option Award (Non-Employee Directors). [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 8, 2008.]

10.7*	Form of The Marcus Corporation Equity Incentive Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2005.]

10.8*	The Marcus Corporation Variable Incentive Plan Terms, as amended. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 7, 2009.]

10.9*	The Marcus Corporation Deferred Compensation Plan. [Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended May 25, 2006.]

E-1

10.10*	The Marcus Corporation Retirement Income and Supplemental Retirement Plan, as amended and restated. [Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarterly period ended November 27, 2008.]

10.11*	The Marcus Corporation Long-Term Incentive Plan Terms. [Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended May 28, 2009.]

21	Our subsidiaries as of May 27, 2010.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

99.1	Administrative Services Agreement between Marcus Investments, LLC and The Marcus Corporation, as amended. [Incorporated by reference to Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.]

99.2	Proxy Statement for the 2010 Annual Meeting of Shareholders. (The Proxy Statement for the 2010 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of our fiscal year.)

*	This exhibit is a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

E-2