Form 10-Q
period 2010-08-26
MARCUS CORP
filed 2010-10-05
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2010

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

COMMON STOCK OUTSTANDING AT OCTOBER 1, 2010 – 20,769,509

CLASS B COMMON STOCK OUTSTANDING AT OCTOBER 1, 2010 – 8,854,179

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	August 26, 2010	May 27, 2010

ASSETS
Current assets:
Cash and cash equivalents	$9,991	$9,132
Accounts and notes receivable, net of reserves	10,176	9,323
Refundable income taxes	–	6,820
Deferred income taxes	3,108	2,708
Other current assets	10,292	7,310

Total current assets	33,567	35,293

Property and equipment:
Land and improvements	92,775	92,761
Buildings and improvements	521,296	521,150
Leasehold improvements	61,325	61,276
Furniture, fixtures and equipment	219,065	218,347
Construction in progress	5,547	4,687

Total property and equipment	900,008	898,221
Less accumulated depreciation and amortization	320,381	312,232

Net property and equipment	579,627	585,989

Other assets:
Investments in joint ventures	1,301	1,322
Goodwill	44,378	44,413
Condominium units	3,479	3,479
Other	34,288	33,915

Total other assets	83,446	83,129

TOTAL ASSETS	$696,640	$704,411

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	August 26, 2010	May 27, 2010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$222	$221
Accounts payable	16,581	18,985
Income taxes	3,936	–
Taxes other than income taxes	13,167	12,589
Accrued compensation	5,484	5,038
Other accrued liabilities	23,834	24,533
Current maturities of long-term debt	39,613	39,610

Total current liabilities	102,837	100,976

Long-term debt	182,779	196,833

Deferred income taxes	38,443	39,180

Deferred compensation and other	31,881	31,626

Shareholders’ equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	–	–
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,347,811 shares at August 26, 2010 and 22,335,334 shares at May 27, 2010	22,348	22,335
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,841,702 shares at August 26, 2010 and 8,854,179 shares at May 27, 2010	8,842	8,855
Capital in excess of par	48,763	48,664
Retained earnings	287,440	279,869
Accumulated other comprehensive loss	(2,772)	(2,825)

	364,621	356,898
Less cost of Common Stock in treasury (1,563,603 shares at August 26, 2010 and 1,299,098 shares at May 27, 2010)	(23,921)	(21,102)

Total shareholders’ equity	340,700	335,796

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$696,640	$704,411

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings (Unaudited)

	13 Weeks Ending
(in thousands, except per share data)	August 26, 2010	August 27, 2009

Revenues:
Theatre admissions	$41,967	$43,122
Rooms	26,360	22,897
Theatre concessions	19,646	20,803
Food and beverage	13,311	11,475
Other revenues	12,672	11,856

Total revenues	113,956	110,153

Costs and expenses:
Theatre operations	34,662	35,003
Rooms	8,760	8,103
Theatre concessions	4,785	5,230
Food and beverage	9,553	8,700
Advertising and marketing	5,466	5,047
Administrative	10,049	9,677
Depreciation and amortization	8,342	8,088
Rent	2,047	1,968
Property taxes	3,537	2,979
Other operating expenses	7,331	6,383

Total costs and expenses	94,532	91,178

Operating income	19,424	18,975

Other income (expense):
Investment income	52	104
Interest expense	(2,658)	(2,972)
Gain (loss) on disposition of property, equipment and other assets	(1)	7
Equity losses from unconsolidated joint ventures, net	(69)	(31)

	(2,676)	(2,892)

Earnings before income taxes	16,748	16,083
Income taxes	6,728	5,865

Net earnings	$10,020	$10,218

Net earnings per share – basic:
Common Stock	$0.35	$0.35
Class B Common Stock	$0.32	$0.32

Net earnings per share – diluted:
Common Stock	$0.34	$0.34
Class B Common Stock	$0.32	$0.32

Dividends per share:
Common Stock	$0.085	$0.085
Class B Common Stock	$0.077	$0.077

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	13 Weeks Ending
(in thousands)	August 26, 2010	August 27, 2009

OPERATING ACTIVITIES:
Net earnings	$10,020	$10,218
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures	21	32
Loss (gain) on disposition of property, equipment and other assets	1	(7)
Amortization of loss on swap agreement	28	28
Amortization of favorable lease right	83	83
Depreciation and amortization	8,342	8,088
Stock compensation expense	447	375
Deferred income taxes	(1,137)	1,293
Deferred compensation and other	255	(397)
Changes in operating assets and liabilities:
Accounts and notes receivable	(766)	97
Other current assets	(2,982)	(964)
Accounts payable	(2,015)	(5,691)
Income taxes	10,791	3,974
Taxes other than income taxes	578	(49)
Accrued compensation	446	1,406
Other accrued liabilities	(584)	1,683

Total adjustments	13,508	9,951

Net cash provided by operating activities	23,528	20,169

INVESTING ACTIVITIES:
Capital expenditures	(2,198)	(6,709)
Proceeds from disposals of property, equipment and other assets	12	35
Increase in other assets	(782)	(21)

Net cash used in investing activities	(2,968)	(6,695)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from issuance of notes payable and long-term debt	19,000	5,395
Principal payments on notes payable and long-term debt	(33,050)	(15,052)
Equity transactions:
Treasury stock transactions, except for stock options	(3,823)	(77)
Exercise of stock options	622	164
Dividends paid	(2,450)	(2,469)

Net cash used in financing activities	(19,701)	(12,039)

Net increase in cash and cash equivalents	859	1,435
Cash and cash equivalents at beginning of period	9,132	6,796

Cash and cash equivalents at end of period	$9,991	$8,231

Supplemental information:
Interest paid, net of amounts capitalized	$902	$973
Income taxes paid (refunded)	(3,324)	556

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE 13 WEEKS ENDED AUGUST 26, 2010

(Unaudited)

1.	General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 27, 2010, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the 13 weeks ended August 26, 2010 and August 27, 2009 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the unaudited interim financial information at August 26, 2010, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods.

Comprehensive Income – Total comprehensive income for the 13 weeks ended August 26, 2010 and August 27, 2009 was $10,073,000 and $10,341,000, respectively.

Accumulated other comprehensive loss consists of the following, all presented net of tax:

	August 26, 2010	May 27, 2010
	(in thousands)
Unrealized gain on available for sale investments	$48	$81
Unrecognized loss on terminated interest rate swap agreement	(177)	(194)
Unrealized loss on interest rate swap agreement	(224)	(293)
Net unrecognized actuarial loss	(2,419)	(2,419)

	$(2,772)	$(2,825)

Earnings Per Share – Net earnings per share (EPS) of Common Stock and Class B Common Stock is computed using the two-class method. Basic net earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding less any non-vested stock. Diluted net earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and non-vested stock using the treasury method. Convertible Class B Common Stock is reflected on an if-converted basis. The computation of the diluted net earnings per share of Common Stock assumes the conversion of Class B Common Stock, while the diluted net earnings per share of Class B Common Stock does not assume the conversion of those shares.

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended August 26, 2010	13 Weeks Ended August 27, 2009
	(in thousands, except per share data)
Numerator:
Net earnings	$10,020	$10,218

Denominator:
Denominator for basic EPS	29,548	29,773
Effect of dilutive employee stock options and non-vested stock	45	95

Denominator for diluted EPS	29,593	29,868

Net earnings per share – basic:
Common Stock	$0.35	$0.35
Class B Common Stock	$0.32	$0.32
Net earnings per share – diluted:
Common Stock	$0.34	$0.34
Class B Common Stock	$0.32	$0.32

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At August 26, 2010 and May 27, 2010, the Company’s $330,000 and $383,000, respectively, of available for sale securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 – The liability related to the Company’s interest rate hedge contract was based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date. The liability was $373,000 and $488,000 at August 26, 2010 and May 27, 2010, respectively.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At August 26, 2010 and May 27, 2010, none of the Company’s assets or liabilities were valued using Level 3 pricing inputs.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended August 26, 2010	13 Weeks Ended August 27, 2009
	(in thousands)
Service cost	$150	$126
Interest cost	299	316
Net amortization of prior service cost, transition obligation and actuarial loss	27	22

Net periodic pension cost	$476	$464

New Accounting Pronouncements – During the first quarter of fiscal 2011, the Company adopted Accounting Standards Codification No. 810 (originally issued as Statement of Financial Accounting Standard No. 167, Amendment to FASB Interpretation No. 46(R)), which amends certain requirements of Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (VIE). The statement requires a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessment of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an entity’s involvement with a VIE. The adoption of this statement did not have an impact on the Company’s overall financial position or results of operations.

2.	Derivatives and Hedging Activities

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into an interest rate swap agreement on February 1, 2008 covering $25,170,000 of floating rate debt, which expires February 1, 2011, and requires the Company to pay interest at a defined rate of 3.24% while receiving interest at a defined variable rate of one-month LIBOR (0.31% at August 26, 2010). The Company recognizes derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the 13 weeks ended August 26, 2010 and August 27, 2009, the interest rate swap was considered effective and had no effect on earnings. The increase in fair value of the interest rate swap of $115,000 ($69,000 net of tax) and $53,000 ($40,000 net of tax) is included in accumulated other comprehensive loss for the 13 weeks ended August 26, 2010 and August 27, 2009, respectively. The Company does not expect the interest rate swap to have a significant effect on earnings within the next 12 months.

As of August 26, 2010 and May 27, 2010, the notional amount of the swap was $25,170,000. The fair value of the swap as of August 26, 2010 and May 27, 2010 was a liability of $373,000 and $488,000, respectively, and was included in other accrued liabilities.

On February 29, 2008, the Company also entered into an interest rate swap agreement covering $25,000,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.49% while receiving interest at a defined variable rate of three-month LIBOR. The interest rate swap agreement was considered effective and qualified as a cash flow hedge. On March 19, 2008, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $567,000 ($338,000 net of tax). For both the 13 weeks ended August 26, 2010 and August 27, 2009, the Company reclassified $28,000 ($17,000 net of tax) from accumulated other comprehensive loss to interest expense. The remaining loss at August 26, 2010 in accumulated other comprehensive loss will be reclassified into earnings as interest expense through April 15, 2013, the remaining life of the original hedge. The Company expects to reclassify approximately $113,000 ($68,000 net of tax) of loss into earnings within the next 12 months.

3.	Income Taxes

The Company’s effective income tax rate for the 13 weeks ended August 26, 2010 and August 27, 2009 was 40.2% and 36.5%, respectively. The increase in the effective rate is primarily due to a decrease during the 13 weeks ended August 27, 2009 in the amount of unrecognized tax benefits resulting from a lapse of the applicable statute of limitations.

4.	Contingency

The Company has approximately three years remaining on a ten and one half-year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $1,491,000 as of August 26, 2010.

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

Following is a summary of business segment information for the 13 weeks ended August 26, 2010 and August 27, 2009 (in thousands):

13 Weeks Ended August 26, 2010	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$64,682	$49,067	$ 207	$113,956
Operating income (loss)	14,546	7,409	(2,531)	19,424
Depreciation and amortization	4,232	3,975	135	8,342

13 Weeks Ended August 27,2009	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$66,897	$43,000	$ 256	$110,153
Operating income (loss)	16,335	5,037	(2,397)	18,975
Depreciation and amortization	4,199	3,743	146	8,088

THE MARCUS CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

General

We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2011 is a 52-week year, as was fiscal 2010. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the comparable first quarters of fiscal 2011 and 2010 (in millions, except for per share and variance percentage data):

	First Quarter
			Variance
	F2011	F2010	Amt.	Pct.
Revenues	$114.0	$110.2	$3.8	3.5%
Operating income	19.4	19.0	0.4	2.4%
Other income (expense)	(2.7)	(2.9)	0.2	7.5%
Net earnings	10.0	10.2	(0.2)	-1.9%

Net earnings per common share – diluted	$0.34	$0.34	$-	-%

Revenues and operating income (earnings before other income/expense and income taxes) increased during the first quarter of fiscal 2011 compared to the same period last year due to improved operating results from our hotels and resorts division. Operating results from our hotels and resorts division were favorably impacted by significantly higher occupancy rates during the fiscal 2011 first quarter. First quarter revenues and operating income in our theatre division were down slightly from last year’s same period due in part to a decrease in attendance. A reduction in our interest expense was offset by an increased effective income tax rate during the fiscal 2011 first quarter compared to the same period last year, resulting in a small decrease in net earnings compared to prior year’s first quarter.

We did not recognize any significant variations in investment income, gains or losses on the disposition of property, equipment and other assets or net equity losses from unconsolidated joint ventures during the first quarter of fiscal 2011 compared to the same quarter last year, nor do we currently expect significant variations in these items during the remainder of fiscal 2011. The timing of periodic sales of our property and equipment varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment. We anticipate periodic additional sales of non-core property and equipment with the potential for additional disposition gains or losses from time to time, but the current economic environment will likely limit our sales activity during the near term.

Our interest expense totaled $2.7 million for the first quarter of fiscal 2011 compared to $3.0 million during the same period last year, a decrease of approximately $300,000, or 10.6%. The decrease in interest expense during the first quarter of fiscal 2011 was the result of reduced borrowings during that period, primarily due to improved operating results and a reduction in capital expenditures. Due to the stronger cash flow from our operating divisions during the summer months, our borrowing levels are typically at their lowest point at the end of our fiscal first quarter. It is likely that our borrowing levels will increase later this fiscal year as we intend to increase our capital spending while our operating cash flows decline during our slower operating months. As a result, barring an event that would require significantly more borrowings during fiscal 2011 than currently planned (such as a significant acquisition or share repurchase), and assuming short-term interest rates remain at or near current levels for the majority of the year, we currently believe our interest expense will not vary significantly from prior year levels during the remaining quarters of fiscal 2011 compared to fiscal 2010.

We reported income tax expense for the first quarter of fiscal 2011 of $6.7 million, an increase of over $800,000, or 14.7%, compared to income tax expense of $5.9 million during the same period of fiscal 2010. Our fiscal 2011 first quarter effective income tax rate was 40.2% compared to our fiscal 2010 first quarter effective rate of 36.5%. This increase in our effective tax rate was primarily due to a decrease in our liability for unrecognized tax benefits as a result of a lapse of the applicable statute of limitations during the fiscal 2010 first quarter. The effective income tax rate in our fiscal 2011 first quarter is more consistent with our historical 38-40% range, and we are likely to remain in that range during the remaining quarters of fiscal 2011 pending any further lapses of statutes of limitations during the year or potential changes in federal or state tax rates. Our actual fiscal 2011 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the first quarters of fiscal 2011 and 2010 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2011	F2010	Amt.	Pct.
Revenues	$64.7	$66.9	$(2.2)	-3.3%
Operating income	14.5	16.3	(1.8)	-11.0%
Operating margin (% of revenues)	22.5%	24.4%

Consistent with the seasonal nature of the motion picture exhibition industry, the first quarter is typically the strongest period of our fiscal year for our theatre division due to the traditionally strong summer movie season. Our theatre division’s fiscal 2011 first quarter revenues and operating income decreased compared to the prior year’s same period due primarily to reduced attendance, partially offset by an increase in our average ticket price. Our fiscal 2011 first quarter operating margin for the theatre division was lower than its first quarter fiscal 2010 operating margin due in part to favorable real estate tax adjustments made last year during the first quarter. The remainder of the decline in operating margin was due to the negative impact of the reduced attendance.

The following table breaks down the components of revenues for the theatre division for the first quarters of fiscal 2011 and 2010 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2011	F2010	Amt.	Pct.
Box office receipts	$42.0	$43.1	$(1.1)	-2.7%
Concession revenues	19.6	20.8	(1.2)	-5.6%
Other revenues	3.1	3.0	0.1	3.3%

Total revenues	$64.7	$66.9	$(2.2)	-3.3%

The decrease in our box office receipts for the first quarter of fiscal 2011 compared to the same period last year was due to a decrease in theatre attendance, partially offset by a 4.2% increase in our average ticket price during the fiscal 2011 first quarter compared to the same period last year. The increase in our average ticket price was attributable primarily to selected price increases and premium pricing for our digital 3D and UltraScreen® attractions. Our fiscal 2011 first quarter concession revenues decreased compared to the same period last year as a result of the decreased attendance. Our average concession revenues per person for the fiscal 2011 first quarter increased 1.1% compared to the same period last year, due primarily to small selected price increases. Other revenues increased slightly during our fiscal 2011 first quarter due primarily to increases in lobby and pre-show advertising income.

Comparable theatre attendance decreased 6.6% during the first quarter of fiscal 2011 compared to the same period last year. Although we experienced weekly variations throughout the 13-week quarter, the majority of the comparable theatre decrease in box office receipts and attendance occurred primarily during the first two weeks of the quarter – our overall box office revenues actually increased slightly over the span of the last 11 weeks of the fiscal 2011 first quarter compared to the same period last year. This year’s Memorial Day film holdovers and films released in early June (including Shrek Forever After, Sex and the City 2 and Prince of Persia: The Sands of Time) did not perform as well as the comparative pictures last year, which included Night at the Museum: Battle of the Smithsonian, Up and the surprise hit The Hangover. In addition, the quantity of top performing films decreased this year – only five movies produced box office receipts of over $2 million for our circuit during our fiscal 2011 first quarter, compared to seven films that reached that milestone during the same period last year. Our highest grossing films during the fiscal 2011 first quarter included Toy Story 3 (3D), The Twilight Saga: Eclipse, Inception and Despicable Me (3D).

As noted above, our fiscal 2011 first quarter average ticket price benefited from several recent investments in digital 3D technology, including the recent addition of digital 3D in eight of our signature 70-foot wide UltraScreens (branded UltraScreen XL3D). With one or more digital 3D screens now available in approximately 86% of our first-run theatres, we are also benefitting from the increased number of digital 3D films being released by the film studios. In addition to the two fiscal 2011 first quarter 3D films noted above, the previously mentioned Shrek Forever After film was also available in digital 3D, meaning three of our top six films during the quarter were available in both 3D and 2D formats. Approximately 50% of our box office receipts from these three films were from our 3D showings of these pictures. Due to the early success of our UltraScreen XL3D screens and the fact that over 30 3D films are currently scheduled for release over the next 16 months, we recently announced plans to install digital 3D in three more of our existing UltraScreens, meaning that approximately 85% of our UltraScreens will have 3D capability.

September is typically the slowest month of the year for our theatre division, and film product for the second quarter of fiscal 2011 has thus far produced box office results fairly similar to the same period last year. With several additional 3D films scheduled to be released during the fiscal 2011 second quarter, we expect our average ticket price to again increase over the prior year’s same period. Films scheduled to be released this fall and during the upcoming Thanksgiving holiday period that may generate substantial box office interest include: Secretariat, Jackass 3D, Saw 3D, Megamind (3D), Due Date, Unstoppable, Skyline, Harry Potter and the Deathly Hallows – Part 1 (3D) and Tangled (3D). Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We ended the first quarter of fiscal 2011 with a total of 657 company-owned screens in 52 theatres and 11 managed screens in two theatres compared to 657 company-owned screens in 52 theatres and 6 managed screens in one theatre at the end of the same period last year. Early in our fiscal 2011 second quarter, we purchased a 16-screen theatre in Appleton, Wisconsin from Regal Entertainment Group.

Hotels and Resorts

The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the first quarters of fiscal 2011 and 2010 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2011	F2010	Amt.	Pct.
Revenues	$49.1	$43.0	$6.1	14.1%
Operating income	7.4	5.0	2.4	47.1%
Operating margin (% of revenues)	15.1%	11.7%

Our first quarter is historically the strongest quarter of the year for our hotels and resorts division due to increased travel during the summer months at our predominantly Midwestern properties. Division revenues and operating income increased significantly during our fiscal 2011 first quarter compared to the prior year same period due primarily to increased occupancy during the period, with particular strength from the leisure customer segment and some improvement in group business.

The following table sets forth certain operating statistics for the first quarters of fiscal 2011 and 2010, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	First Quarter(1)
			Variance
	F2011	F2010	Amt.		Pct.
Occupancy percentage	81.6%	68.9%	12.7	pts	18.4%
ADR	$137.76	$140.90	$(3.14)		-2.2%
RevPAR	$112.36	$97.12	$15.24		15.7%

(1)

These operating statistics represent averages of our eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at all eight of our company-owned properties during the first quarter of fiscal 2011 compared to the same period last year, with several of our recently renovated properties performing particularly well during this period. For the second successive quarter, our RevPAR increase compared very favorably to comparable industry results. According to data received from Smith Travel Research and compiled by us in order to compare our fiscal quarter results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 8.7% during our fiscal 2011 first quarter, far less than the increase of 15.7% we experienced.

The last two fiscal years have been very difficult for the lodging industry, making comparisons to the prior year progressively easier. In order to better understand our fiscal 2011 results compared to pre-recessionary levels, however, the following table compares our fiscal 2011 first quarter operating statistics to fiscal 2008 first quarter operating statistics for the same eight company-owned properties:

	First Quarter
			Variance
	F2011	F2008	Amt.		Pct.
Occupancy percentage	81.6%	78.5%	3.1	pts	3.9%
ADR	$137.76	$158.45	$(20.69)		-13.1%
RevPAR	$112.36	$124.45	$(12.09)		-9.7%

As indicated by the tables above, one of the biggest challenges facing our hotels and resorts division, and the industry as a whole, is the continued decline in ADR. In the short term, we believe the trade-off between increased occupancy and lower rate is beneficial to us, particularly at properties like our Grand Geneva Resort & Spa where the ancillary spend by the typical guest while on-site can offset the decreased ADR. However, until we can begin to consistently increase our ADR, a full recovery to pre-recessionary operating results will not occur.

We continued to experience a relatively strong resistance to rate increases during our fiscal 2011 first quarter, although we were encouraged by the fact that three of our eight company-owned properties reported small increases in ADR during the quarter. Our leisure business was very strong during the summer period, but is also one of our most price-sensitive customer segments. The leisure segment also generally tends to use alternate internet channels of booking more frequently, which further erodes our ADR. Meanwhile, demand from the individual corporate traveler that has traditionally produced the highest ADR’s for our properties continues to be relatively soft. Our group bookings, while not back to pre-recessionary levels, have improved – we have now experienced five straight months of increased activity in this important customer segment compared to the prior year.

Division operating income and operating margins increased during our fiscal 2011 first quarter compared to the prior year same period due to the increase in revenues described above. Operating margins would have likely increased more – approximately 39% of our fiscal 2011 first quarter revenue increase flowed through to our operating income – if not for the fact that the majority of our revenue increase was the result of increased occupancy. Operating costs traditionally increase as occupancy increases, which will put pressure on our operating margins until we begin to also achieve improvements in our ADR.

Our current near-term outlook for this division’s performance is one of cautious optimism, based upon the improved results of our last two quarters. With comparisons to last year being relatively easier for at least the upcoming second and third quarters, we are hopeful that we will be able to report improved operating results during those periods compared to the prior year. However, many challenges remain and our visibility remains limited due to continued relatively short booking windows, but the current trends are encouraging. Whether the current positive trends continue will depend in large part upon whether the economic environment continues to show signs of gradual improvement. We remain concerned about the fragility of our current economy as well as the uncertainty that is arising out of the current employment and political environment.

We continue to pursue several new growth opportunities as we seek to increase the number of rooms under management in the future. With an increasing number of hotels across the country experiencing financial difficulties due to reduced operating results and high debt service costs, we believe the opportunities to acquire high quality hotels or management contracts at attractive valuations will likely increase in the future for well-capitalized companies such as ours.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $121 million of unused credit lines as of the end of our fiscal 2011 first quarter, should be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2011.

Net cash provided by operating activities increased by $3.3 million during the first quarter of fiscal 2011 to $23.5 million, compared to $20.2 million during the prior year’s first quarter. The increase was due primarily to favorable timing in the payment of accounts payable and income taxes.

Net cash used in investing activities during the fiscal 2011 first quarter totaled $3.0 million, compared to $6.7 million during the fiscal 2010 first quarter. The decrease in net cash used in investing activities was primarily the result of decreased capital expenditures. Capital expenditures totaled $2.2 million during the first quarter of fiscal 2011 compared to $6.7 million during the prior year’s first quarter. Fiscal 2011 first quarter capital expenditures were evenly divided between our two operating divisions and consisted primarily of various maintenance capital projects. Fiscal 2010 first quarter capital expenditures included approximately $5.4 million incurred in our hotels and resorts division, including costs associated with the previously described renovations at our Grand Geneva and Hilton Milwaukee properties.

Net cash used in financing activities during the first quarter of fiscal 2011 totaled $19.7 million compared to $12.0 million during the first quarter of fiscal 2010. Our principal payments on notes payable and long-term debt totaled approximately $33.1 million during the first quarter of fiscal 2011 compared to approximately $15.1 million during the same period last year, accounting for a significant portion of the increase in net cash used in financing activities. Excess cash during both periods was used to reduce our borrowings under our revolving credit agreement. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, $19.0 million of new debt was added during our fiscal 2011 first quarter compared to $5.4 million of new debt added during our fiscal 2010 first quarter. Our debt-capitalization ratio was 0.39 at August 26, 2010 compared to 0.41 at our fiscal 2010 year-end.

We repurchased approximately 362,000 shares of our common shares for approximately $3.9 million during the first quarter of fiscal 2011 in conjunction with the exercise of stock options and the purchase of shares in the open market, compared to approximately 12,000 shares repurchased for approximately $125,000 during the first quarter of fiscal 2010. As of August 26, 2010, approximately 1.9 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. Any repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

We previously indicated that we expected our fiscal 2011 capital expenditures, including potential purchases of interests in joint ventures (but excluding any significant acquisitions) to be in the $40-$60 million range. We are still finalizing the scope and timing of the various projects requested by our two divisions and several additional projects would need to be approved in order for us to end up at the higher end of that range. The actual timing and extent of the implementation of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have not experienced any material changes in our market risk exposures since May 27, 2010.

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

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 27, 2010. No material change to such risk factors has occurred during the 13 weeks ended August 26, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Through August 26, 2010, our Board of Directors has approved the repurchase of up to 6.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were made in conjunction with the exercise of stock options and the purchase of shares in the open market and pursuant to the publicly announced repurchase authorization described above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
May 28 – June 26	325,648	$10.75	325,648	1,903,448
June 27 – July 27	36,326	10.05	36,326	1,867,122
July 28 – August 26	-	-	-	1,867,122
Total	361,974	$10.68	361,974	1,867,122

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: October 5, 2010	By:	/s/ Gregory S. Marcus
Gregory S. Marcus President and Chief Executive Officer

DATE: October 5, 2010	By:	/s/ Douglas A. Neis
Douglas A. Neis Chief Financial Officer and Treasurer

S-1