Form 10-Q
period 2010-11-25
MARCUS CORP
filed 2011-01-04
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2010

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

COMMON STOCK OUTSTANDING AT JANUARY 1, 2011 – 20,803,616

CLASS B COMMON STOCK OUTSTANDING AT JANUARY 1, 2011 – 8,841,202

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	November 25, 2010	May 27, 2010

ASSETS
Current assets:
Cash and cash equivalents	$9,508	$9,132
Accounts and notes receivable, net of reserves	9,421	9,323
Refundable income taxes	–	6,820
Deferred income taxes	2,908	2,708
Other current assets	9,952	7,310

Total current assets	31,789	35,293

Property and equipment:
Land and improvements	94,650	92,761
Buildings and improvements	530,461	521,150
Leasehold improvements	61,357	61,276
Furniture, fixtures and equipment	225,068	218,347
Construction in progress	2,099	4,687

Total property and equipment	913,635	898,221
Less accumulated depreciation and amortization	328,511	312,232

Net property and equipment	585,124	585,989

Other assets:
Investments in joint ventures	1,350	1,322
Goodwill	44,344	44,413
Condominium units available for sale	3,479	3,479
Other	34,098	33,915

Total other assets	83,271	83,129

TOTAL ASSETS	$700,184	$704,411

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	November 25, 2010	May 27, 2010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$222	$221
Accounts payable	18,094	18,985
Income taxes	1,808	–
Taxes other than income taxes	13,760	12,589
Accrued compensation	4,374	5,038
Other accrued liabilities	21,776	24,533
Current maturities of long-term debt	39,616	39,610

Total current liabilities	99,650	100,976

Long-term debt	187,452	196,833

Deferred income taxes	39,668	39,180

Deferred compensation and other	32,420	31,626

Shareholders’ equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	–	–
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,347,811 shares at November 25, 2010 and 22,335,334 shares at May 27, 2010	22,348	22,335
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,841,702 shares at November 25, 2010 and 8,854,179 shares at May 27, 2010	8,842	8,855
Capital in excess of par	48,976	48,664
Retained earnings	287,073	279,869
Accumulated other comprehensive loss	(2,632)	(2,825)

	364,607	356,898
Less cost of Common Stock in treasury (1,547,173 shares at November 25, 2010 and 1,299,098 shares at May 27, 2010)	(23,613)	(21,102)

Total shareholders’ equity	340,994	335,796

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$700,184	$704,411

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings (Unaudited)

(in thousands, except per share data)	November 25, 2010		November 26, 2009
	13 Weeks	26 Weeks	13 Weeks	26 Weeks
Revenues:
Theatre admissions	$27,077	$69,044	$27,932	$71,054
Rooms	23,274	49,634	20,434	43,331
Theatre concessions	12,589	32,235	13,360	34,163
Food and beverage	13,322	26,633	11,789	23,264
Other revenues	10,473	23,145	9,851	21,707

Total revenues	86,735	200,691	83,366	193,519

Costs and expenses:
Theatre operations	23,829	58,491	25,520	60,523
Rooms	8,507	17,267	7,748	15,851
Theatre concessions	3,369	8,154	3,494	8,724
Food and beverage	9,672	19,225	8,939	17,639
Advertising and marketing	5,491	10,957	5,083	10,130
Administrative	9,568	19,617	8,590	18,267
Depreciation and amortization	8,315	16,657	8,041	16,129
Rent	2,103	4,150	1,873	3,841
Property taxes	3,450	6,987	3,495	6,474
Other operating expenses	7,025	14,356	6,041	12,424
Impairment charge	–	–	2,575	2,575

Total costs and expenses	81,329	175,861	81,399	172,577

Operating income	5,406	24,830	1,967	20,942

Other income (expense):
Investment income	58	110	183	287
Interest expense	(2,581)	(5,239)	(2,683)	(5,655)
Gain (loss) on disposition of property, equipment and other assets	(1)	(2)	166	173
Equity losses from unconsolidated joint ventures, net	(17)	(86)	(5)	(36)

	(2,541)	(5,217)	(2,339)	(5,231)

Earnings (loss) before income taxes	2,865	19,613	(372)	15,711
Income taxes	781	7,509	(49)	5,816

Net earnings (loss)	$2,084	$12,104	$(323)	$9,895

Net earnings (loss) per share – basic:
Common Stock	$0.07	$0.42	$(0.01)	$0.34
Class B Common Stock	$0.07	$0.38	$(0.01)	$0.31

Net earnings (loss) per share – diluted:
Common Stock	$0.07	$0.41	$(0.01)	$0.33
Class B Common Stock	$0.07	$0.38	$(0.01)	$0.31

Dividends per share:
Common Stock	$0.085	$0.170	$0.085	$0.170
Class B Common Stock	$0.077	$0.155	$0.077	$0.155

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	26 Weeks Ended
(in thousands)	November 25, 2010	November 26, 2009

OPERATING ACTIVITIES:
Net earnings	$12,104	$9,895
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses (earnings) on loans to and investments in joint ventures	(28)	36
Loss on disposition of property, equipment and other assets	2	170
Gain on sale of condominium units	–	(343)
Impairment charge	–	2,575
Amortization of loss on swap agreement	57	57
Amortization of favorable lease right	167	167
Depreciation and amortization	16,657	16,129
Stock compensation expense	867	780
Deferred income taxes	228	2,585
Deferred compensation and other	794	143
Changes in operating assets and liabilities:
Accounts and notes receivable	46	(537)
Other current assets	(2,642)	(312)
Accounts payable	(502)	(9,086)
Income taxes	8,663	(2,649)
Taxes other than income taxes	1,171	222
Accrued compensation	(664)	(618)
Other accrued liabilities	(2,459)	481

Total adjustments	22,357	9,800

Net cash provided by operating activities	34,461	19,695

INVESTING ACTIVITIES:
Capital expenditures and purchase of theatre	(15,829)	(10,683)
Proceeds from disposals of property, equipment and other assets	14	714
Net increase in condominium units and other assets	(895)	(510)

Net cash used in investing activities	(16,710)	(10,479)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from issuance of notes payable and long-term debt	33,001	22,395
Principal payments on notes payable and long-term debt	(42,375)	(26,274)
Equity transactions:
Treasury stock transactions, except for stock options	(4,063)	(6)
Exercise of stock options	962	182
Dividends paid	(4,900)	(4,938)

Net cash used in financing activities	(17,375)	(8,641)

Net increase in cash and cash equivalents	376	575
Cash and cash equivalents at beginning of period	9,132	6,796

Cash and cash equivalents at end of period	$9,508	$7,371

Supplemental information:
Interest paid, net of amounts capitalized	$5,145	$5,543
Income taxes paid (refunded)	(1,833)	6,134

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE 13 AND 26 WEEKS ENDED NOVEMBER 25, 2010

(Unaudited)

1. General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 27, 2010, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the 13 and 26 weeks ended November 25, 2010 and November 26, 2009 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the unaudited interim financial information at November 25, 2010, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods.

Comprehensive Income – Total comprehensive income for the 13 and 26 weeks ended November 25, 2010 was $2,224,000 and $12,297,000, respectively. Total comprehensive income (loss) for the 13 and 26 weeks ended November 26, 2009 was $(357,000) and $9,984,000, respectively.

Accumulated other comprehensive loss consists of the following, all presented net of tax:

	November 25, 2010	May 27, 2010
	(in thousands)
Unrealized gain on available for sale investments	$61	$81
Unrecognized loss on terminated interest rate swap agreement	(160)	(194)
Unrealized loss on interest rate swap agreement	(114)	(293)
Net unrecognized actuarial loss	(2,419)	(2,419)

	$(2,632)	$(2,825)

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended November 25, 2010	13 Weeks Ended November 26, 2009	26 Weeks Ended November 25, 2010	26 Weeks Ended November 26, 2009
	(in thousands, except per share data)
Numerator:
Net earnings (loss)	$2,084	$(323)	$12,104	$9,895

Denominator:
Denominator for basic EPS	29,544	29,786	29,547	29,779
Effect of dilutive employee stock options and non-vested stock	39	129	81	113

Denominator for diluted EPS	29,583	29,915	29,628	29,892

Net earnings (loss) per share – basic:
Common Stock	$0.07	$(0.01)	$0.42	$0.34
Class B Common Stock	$0.07	$(0.01)	$0.38	$0.31
Net earnings (loss) per share – diluted:
Common Stock	$0.07	$(0.01)	$0.41	$0.33
Class B Common Stock	$0.07	$(0.01)	$0.38	$0.31

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At November 25, 2010 and May 27, 2010, the Company’s $351,000 and $383,000, respectively, of available for sale securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 – The liability related to the Company’s interest rate hedge contract was based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date. The liability was $190,000 and $488,000 at November 25, 2010 and May 27, 2010, respectively.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At November 25, 2010 and May 27, 2010, none of the Company’s assets or liabilities were valued using Level 3 pricing inputs.

Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets are present. If such indicators are present, the Company determines whether the fair value attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. During the 13 weeks ended November 26, 2009, the Company determined that indicators of impairment of the condominium units available for sale were evident as the Las Vegas real estate market had been significantly impacted by the recessionary economic conditions. As such, the Company evaluated the ongoing value of its condominium units held for sale and determined that the fair value, measured using estimated sales prices of similar condominium units held for sale in the same market, or Level 2 pricing inputs, was less than their carrying value and recorded a $2,575,000 pre-tax impairment loss.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended November 25, 2010	13 Weeks Ended November 26, 2009	26 Weeks Ended November 25, 2010	26 Weeks Ended November 26, 2009
	(in thousands)
Service cost	$150	$126	$299	$252
Interest cost	299	316	598	632
Net amortization of prior service cost, transition obligation and actuarial loss	26	22	53	44
Net periodic pension cost	$475	$464	$950	$928

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

The Company entered into an interest rate swap agreement on February 1, 2008 covering $25,170,000 of floating rate debt, which expires February 1, 2011, and requires the Company to pay interest at a defined rate of 3.24% while receiving interest at a defined variable rate of one-month LIBOR (0.31% at November 25, 2010). The Company recognizes derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the 13 and 26 weeks ended November 25, 2010 and November 26, 2009, the interest rate swap was considered effective and had no effect on earnings. The increase in fair value of the interest rate swap of $183,000 ($110,000 net of tax) and $298,000 ($179,000 net of tax) is included in accumulated other comprehensive loss for the 13 and 26 weeks ended November 25, 2010, respectively. The increase in fair value of the interest rate swap of $43,000 ($26,000 net of tax) and $96,000 ($65,000 net of tax) is included in accumulated other comprehensive loss for the 13 and 26 weeks ended November 26, 2009, respectively. The Company does not expect the interest rate swap to have a significant effect on earnings within the next 12 months.

As of November 25, 2010 and May 27, 2010, the notional amount of the swap was $25,170,000. The fair value of the swap as of November 25, 2010 and May 27, 2010 was a liability of $190,000 and $488,000, respectively, and was included in other accrued liabilities.

On February 29, 2008, the Company also entered into an interest rate swap agreement covering $25,000,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.49% while receiving interest at a defined variable rate of three-month LIBOR. The interest rate swap agreement was considered effective and qualified as a cash flow hedge. On March 19, 2008, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $567,000 ($338,000 net of tax). For each of the 13 and 26 weeks ended November 25, 2010 and November 26, 2009, the Company reclassified $28,000 ($17,000 net of tax) and $57,000 ($34,000 net of tax), respectively, from accumulated other comprehensive loss to interest expense. The remaining loss at November 25, 2010 in accumulated other comprehensive loss will be reclassified into earnings as interest expense through April 15, 2013, the remaining life of the original hedge. The Company expects to reclassify approximately $113,000 ($68,000 net of tax) of loss into earnings within the next 12 months.

3.	Income Taxes

The Company’s effective income tax rate for the 26 weeks ended November 25, 2010 and November 26, 2009 was 38.3% and 37.0%, respectively. The increase in the effective rate is primarily due to a decrease during the 26 weeks ended November 26, 2009 in the amount of unrecognized tax benefits resulting from a lapse of the applicable statue of limitations.

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was enacted on December 17, 2010. The legislation contains numerous tax relief provisions including favorable 100% bonus depreciation expensing of qualified business property. The Company is currently analyzing the effects of the legislation, but does not expect it to have a significant effect on its overall tax expense.

4.	Contingencies

The Company has approximately three years remaining on a ten and one half-year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $1,382,000 as of November 25, 2010.

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

Following is a summary of business segment information for the 13 and 26 weeks ended November 25, 2010 and November 26, 2009 (in thousands):

13 Weeks Ended November 25, 2010	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$41,916	$44,589	$230	$86,735
Operating income (loss)	5,054	3,223	(2,871)	5,406
Depreciation and amortization	4,228	3,952	135	8,315

13 Weeks Ended November 26, 2009	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$43,660	$39,468	$238	$83,366
Operating income (loss)	4,743	(209)	(2,567)	1,967
Depreciation and amortization	4,132	3,767	142	8,041

26 Weeks Ended November 25, 2010	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$106,598	$93,656	$437	$200,691
Operating income (loss)	19,600	10,632	(5,402)	24,830
Depreciation and amortization	8,460	7,927	270	16,657

26 Weeks Ended November 26, 2009	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$110,557	$82,468	$494	$193,519
Operating income (loss)	21,078	4,828	(4,964)	20,942
Depreciation and amortization	8,331	7,510	288	16,129

THE MARCUS CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table sets forth revenues, operating income, other income (expense), net earnings (loss) and net earnings (loss) per common share for the comparable second quarter and first half of fiscal 2011 and 2010 (in millions, except for per share and variance percentage data):

	Second Quarter				First Half
			Variance				Variance
	F2011	F2010	Amt.	Pct.	F2011	F2010	Amt.	Pct.
Revenues	$86.7	$83.4	$3.3	4.0%	$200.7	$193.5	$7.2	3.7%
Operating Income	5.4	2.0	3.4	174.8%	24.8	20.9	3.9	18.6%
Other income (expense)	(2.5)	(2.3)	(0.2)	-8.6%	(5.2)	(5.2)	-	-%
Net earnings (loss)	$2.1	$(0.3)	$2.4	745.2%	$12.1	$9.9	$2.2	22.3%

Net earnings (loss) per common share – diluted:	$0.07	$(0.01)	$0.08	800.0%	$0.41	$0.33	$0.08	24.2%

Revenues, operating income and net earnings increased during the second quarter and first half of fiscal 2011 compared to the same periods last year due in part to improved operating results from our hotels and resorts division. Operating results from our hotels and resorts division were favorably impacted by significantly higher occupancy rates during the fiscal 2011 second quarter and first half. Theatre division revenues during our second quarter and revenues and operating income during our first half were down slightly from last year’s same periods due primarily to a decrease in attendance. Comparisons to last year’s operating income were favorably impacted by the fact that our fiscal 2010 second quarter operating results included a one-time pension withdrawal liability in our theatre division of $1.4 million (pre-tax) and a non-cash impairment charge in our hotels and resorts division of $2.6 million (pre-tax). Together, these two adjustments negatively impacted our fiscal 2010 second quarter operating income by approximately $4.0 million and our net earnings per diluted common share by $0.08.

We recognized investment income during the second quarter and first half of fiscal 2011 of $58,000 and $110,000, respectively, compared to investment income of $183,000 and $287,000 during the same periods last year. The decrease in investment income was caused by the fact that our remaining outstanding interest-paying loans from our former timeshare business continue to be paid down.

Our interest expense totaled $2.6 million and $5.2 million for the second quarter and first half of fiscal 2011, respectively, compared to $2.7 million and $5.7 million during the same periods last year. The decrease in interest expense during the fiscal 2011 periods compared to the prior year was the result of reduced borrowings during the current year periods, primarily due to increased cash flow from our improved operating results. Our borrowing levels typically increase later in our fiscal year as our operating cash flows decline during our slower operating months. As a result, we likely will realize a slight increase in our interest expense during subsequent quarters of fiscal 2011 compared to the first two quarters of this year, depending upon our capital expenditure levels during these periods.

We have reported minimal gains or losses on disposition of property, equipment and other assets during the fiscal 2011 second quarter and first half, respectively, compared to gains of $166,000 and $173,000 during the same periods last year. Our fiscal 2010 gains included a favorable legal settlement related to the original construction of the condominium units at our Platinum Hotel & Spa in Las Vegas, Nevada. The timing of periodic sales of our property and equipment varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment. We anticipate periodic additional sales of non-core property and equipment with the potential for additional disposition gains or losses from time to time, but the current economic environment will likely limit our sales activity during the near term.

We reported minimal net equity losses from unconsolidated joint ventures during the second quarter and first half of fiscal 2011 and 2010. Net losses during both years included our share of results from our remaining Baymont joint venture and two hotel joint ventures. We currently do not expect significant variations in net equity gains or losses from unconsolidated joint ventures during the remaining quarters of fiscal 2011 compared to the same periods last year.

We reported income tax expense (benefit) for the second quarter and first half of fiscal 2011 of $781,000 and $7.5 million, respectively, compared to $(49,000) and $5.8 million during the same periods of fiscal 2010. Our fiscal 2011 first half effective tax rate was 38.3% compared to our fiscal 2010 first half effective rate of 37.0%. This increase in our effective tax rate was primarily due to a decrease in our liability for unrecognized tax benefits as a result of a lapse of the applicable statute of limitations during fiscal 2010. We currently expect our effective tax rate for the remaining quarters of fiscal 2011 to be in our historical 38-40% range, pending any further lapses of statutes of limitations during the year or potential changes in federal or state tax rates. Our actual fiscal 2011 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the second quarter and first half of fiscal 2011 and 2010 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2011	F2010	Amt.	Pct.	F2011	F2010	Amt.	Pct.
Revenues	$41.9	$43.7	$(1.8)	-4.0%	$106.6	$110.6	$(4.0)	-3.6%
Operating income	5.1	4.7	0.4	6.6%	19.6	21.1	(1.5)	-7.0%
Operating margin (% of revenues)	12.1%	10.9%			18.4%	19.1%

Consistent with the seasonal nature of the motion picture exhibition industry, the second quarter of our fiscal year is typically the slowest period for our theatre division. Our theatre division revenues during the fiscal 2011 second quarter and first half decreased compared to prior year’s same periods due primarily to reduced attendance, partially offset by an increase in our average ticket price. Our fiscal 2011 second quarter operating income and operating margin increased slightly compared to the prior year’s same period due to the fact that last year’s second quarter operating results were negatively impacted by a $1.4 million pre-tax adjustment for a pension withdrawal liability. This one-time liability related to our decision to withdraw from an underfunded multi-employer Chicago projectionist union pension plan. Our fiscal 2011 first half operating income and operating margin decreased compared to the same period last year due primarily to the negative impact of the reduced attendance.

The following table breaks down the components of revenues for the theatre division for the second quarter and first half of fiscal 2011 and 2010 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2011	F2010	Amt.	Pct.	F2011	F2010	Amt.	Pct.
Box office receipts	$27.1	$27.9	$(0.8)	-3.1%	$69.0	$71.1	$(2.1)	-2.8%
Concession revenues	12.6	13.4	(0.8)	-5.8%	32.3	34.2	(1.9)	-5.6%
Other revenues	2.2	2.4	(0.2)	-5.0%	5.3	5.3	-	-%

Total revenues	$41.9	$43.7	$(1.8)	-4.0%	$106.6	$110.6	$(4.0)	-3.6%

The decreases in our box office receipts for the second quarter and first half of fiscal 2011 compared to the same periods last year were due to decreases in theatre attendance, partially offset by 2.9% and 3.7% increases in our average ticket price, respectively. The increase in our average ticket price was attributable primarily to selected price increases and premium pricing for our digital 3D and UltraScreen® attractions. Our fiscal 2011 second quarter and first half concession revenues decreased compared to the same periods last year due to the reduced attendance. Our average concession revenues per person for the fiscal 2011 second quarter and first half increased 0.3% and 0.6%, respectively, compared to the same periods last year, due primarily to small selected price increases. Other revenues, which include management fees, pre-show advertising income, lobby advertising and other miscellaneous income, decreased slightly during our fiscal 2011 second quarter compared to last year’s same period, but are even with the prior year through the first half of fiscal 2011.

Comparable theatre attendance decreased 7.0% and 6.7% during the second quarter and first half of fiscal 2011, respectively, compared to the same periods last year. The majority of the comparable theatre decrease in box office receipts and attendance occurred primarily during the last week of the second quarter – prior to that week, our fiscal 2011 second quarter results included six weeks with increased box office receipts and six weeks with decreased box office receipts. The decreased attendance in the last week of our fiscal 2011 second quarter compared to the comparable period in the prior year was the result of last year’s second quarter ending on a very strong note due to the record performance of the popular sequel, The Twilight Saga: New Moon as well as a strong opening of the surprise hit The Blind Side. This year’s films were not able to match those results. Our highest grossing films during the fiscal 2011 second quarter included Harry Potter and the Deathly Hallows – Part I, Jackass 3 (3D) and Megamind (3D). In addition to an attendance decrease during the last week of our fiscal 2011 second quarter, our year-to-date first half comparable theatre decrease in attendance also resulted from attendance decreases during the first two weeks of our fiscal year, when this year’s Memorial Day film holdovers and early June releases did not perform as well as last year’s comparative pictures.

As noted above, our fiscal 2011 second quarter and first half average ticket price benefited from several recent investments in digital 3D technology. During our fiscal 2011 second quarter, we installed digital 3D in three more of our existing UltraScreens, meaning that approximately 85% of our UltraScreens now have 3D capability (branded UltraScreen XL3D). We also have one or more digital 3D screens now available in approximately 86% of our first run theatres. Two of our top three performing films during the second quarter of fiscal 2011 were available in digital 3D, several more 3D films were released during the holiday season, and over 30 3D films are currently scheduled for release during calendar 2011.

Box office performance during the early weeks of our fiscal 2011 third quarter, including the important holiday period, have also lagged last year’s results. Last year’s third quarter included the highest grossing film of all time, Avatar, so comparisons to last year are expected to be difficult. In addition, last year’s operating results from our fiscal third quarter also included approximately $2.2 million of gift card breakage revenue related to periods prior to the third quarter due to a change in estimate we made last year related to our deferred gift card revenues. As a result, we expect to report reduced revenues and operating income from the theatre division during our fiscal 2011 third quarter compared to the prior year.

Top performing holiday films this year have included November holdovers Tangled (3D) and the new Harry Potter film, as well as December releases such as Tron: Legacy (3D), The Chronicles of Narnia: The Voyage of the Dawn Treader (3D), Little Fockers and True Grit. Films scheduled to be released during the remainder of our fiscal 2011 third quarter that may also generate box office interest include The Green Hornet (3D), The Dilemma, No Strings Attached, Justin Bieber: Never Say Never (3D) and Just Go With It. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of reasonable “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We ended the second quarter of fiscal 2011 with a total of 673 company-owned screens in 53 theatres and 11 managed screens in two theatres compared to 657 company-owned screens in 52 theatres and 11 managed screens in two theatres at the end of the same period last year. Early in our fiscal 2011 second quarter, we purchased a 16-screen theatre in Appleton, Wisconsin from Regal Entertainment Group.

Hotels and Resorts

The following table sets forth revenues, operating income (loss) and operating margin for our hotels and resorts division for the second quarter and first half of fiscal 2011 and 2010 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2011	F2010	Amt.	Pct.	F2011	F2010	Amt.	Pct.
Revenues	$44.6	$39.5	$5.1	13.0%	$93.7	$82.5	$11.2	13.6%
Operating income (loss)	3.2	(0.2)	3.4	1642.1%	10.6	4.8	5.8	120.2%
Operating margin (% of revenues)	7.2%	-0.5%			11.4%	5.9%

Division revenues and operating income increased significantly during our fiscal 2011 second quarter and first half compared to the prior year same periods due primarily to increased occupancy during the period, with particular strength from the leisure customer segment and some improvement in group business. Comparisons to the prior year were also favorably impacted by the fact that our fiscal 2010 second quarter and first half operating income included a $2.6 million pre-tax non-cash impairment charge related to our 16 remaining owned condominium hotel units at our Platinum Hotel & Spa in Las Vegas, Nevada. Excluding last year’s impairment charge, our fiscal 2011 second quarter and first half operating income increased 36.2% and 43.6%, respectively, compared to the prior year same periods.

Operating margins would have likely increased more if not for the fact that the majority of our revenue increase was the result of increased occupancy. Operating costs traditionally increase as occupancy increases, which will put pressure on our operating margins until we begin to also achieve improvements in our average daily room rate.

Comparisons to last year’s operating income and operating margin were negatively impacted by two additional items, both of which related to the Platinum Hotel & Spa. Last year’s operating results benefited from a favorable legal settlement whereby we were reimbursed for approximately $200,000 of previously expensed legal costs. In addition, we continue to incur significant legal expenses related to various other Platinum legal proceedings and the associated costs, which totaled over $700,000 during the first half of fiscal 2011, are approximately $200,000 higher than last year during the same period.

The following table sets forth certain operating statistics for the second quarter and first half of fiscal 2011 and 2010, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	Second Quarter(1)				First Half(1)
			Variance				Variance
	F2011	F2010	Amt.	Pct.	F2011	F2010	Amt.	Pct.
Occupancy pct.	74.4%	64.3%	10.1 pts	15.7%	78.0%	66.6%	11.4 pts	17.1%
ADR	$133.44	$135.03	$(1.59)	-1.2%	$135.70	$138.07	$(2.37)	-1.7%
RevPAR	$99.33	$86.77	$12.56	14.5%	$105.85	$91.95	$13.90	15.1%

(1)

These operating statistics represent averages of our eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at all eight of our company-owned properties during the second quarter and first half of fiscal 2011 compared to the same periods last year, with several of our recently renovated properties performing particularly well during these periods. For the third successive quarter, our RevPAR increase compared very favorably to comparable industry results. According to data received from Smith Travel Research and compiled by us in order to compare our second quarter and first half results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 7.8% and 8.3% during our fiscal 2011 second quarter and first half, respectively, far less than the increases we experienced and reported in the table above. This relative positive performance has resulted in overall market share growth for the division – our owned hotel portfolio has experienced an increase in its overall RevPAR index (an indicator of market share) for 10 months in a row compared to our competitive set of hotels.

The prior two fiscal years have been very difficult for the lodging industry, making comparisons to the last year relatively easier. In order to better understand our fiscal 2011 results compared to pre-recessionary levels, however, the following table compares our fiscal 2011 second quarter and first half operating statistics to comparable fiscal 2008 operating statistics for the same eight company-owned properties:

	Second Quarter				First Half
			Variance				Variance
	F2011	F2008	Amt.	Pct.	F2011	F2008	Amt.	Pct.
Occupancy pct.	74.4%	71.7%	2.7 pts	3.8%	78.0%	75.1%	2.9 pts	3.9%
ADR	$133.44	$152.77	$(19.33)	-12.7%	$135.70	$155.74	$(20.04)	-12.9%
RevPAR	$99.33	$109.48	$(10.15)	-9.3%	$105.85	$116.96	$(11.11)	-9.5%

As indicated by the tables above, fiscal 2011 overall occupancy rates have shown significant improvement over the prior year and, in fact, are actually higher than they were prior to the recession-driven downturn in the hotel industry. However, one of the biggest challenges facing our hotels and resorts division, and the industry as a whole, is the continued decline in ADR. In the short term, we believe the trade-off between increased occupancy and lower rate is beneficial to us, particularly at properties like our Grand Geneva Resort & Spa where the ancillary spend by the typical guest while on-site can offset the decreased ADR. However, until we begin to consistently increase our ADR, a full recovery to pre-recessionary operating results is not likely to occur.

We continued to experience a relatively strong resistance to rate increases during our fiscal 2011 second quarter, although we were encouraged by the fact that three of our eight company-owned properties reported small increases in ADR during the quarter. Our leisure business was very strong during the summer period and continued to do well during our fall second quarter, but is also one of our most price-sensitive customer segments. The leisure segment also generally tends to use alternate internet channels of booking more frequently, which further erodes our ADR. Meanwhile, demand from the individual corporate traveler that has traditionally produced the highest ADR’s for our properties continues to be relatively soft. Our group bookings, while not back to pre-recessionary levels, continue to improve, although many of these bookings continue to be made with relatively short lead times. Ancillary spending, such as for food and beverage that often accompanies group business, has increased, but the pace of such spending has been inconsistent.

Our current near-term outlook for this division’s performance remains one of cautious optimism, based upon the improved results of our last three quarters. Comparisons to last year’s third quarter will be negatively impacted by approximately $500,000 of gift card breakage revenue reported last year that related to prior periods. In addition, comparisons to the prior year will be more difficult in our fiscal 2011 fourth quarter, coinciding with the beginning of the current improved operating trends last year. Fiscal 2010 fourth quarter results also benefited from very strong group business at one of our largest hotels that we currently do not expect to replace. Although many challenges remain and our visibility remains limited due to continued relatively short booking windows, the current trends are encouraging. Whether the current positive trends continue will depend in large part upon whether the economic environment continues to show signs of gradual improvement.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $114 million of unused credit lines as of the end of our fiscal 2011 second quarter, should be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2011.

Net cash provided by operating activities increased by $14.8 million during the first half of fiscal 2011 to $34.5 million, compared to $19.7 million during the prior year’s first half. The increase was due primarily to favorable timing in the payment of accounts payable and income taxes.

Net cash used in investing activities during the fiscal 2011 first half totaled $16.7 million, compared to $10.5 million during the fiscal 2010 first half. The increase in net cash used in investing activities was primarily the result of increased capital expenditures. Capital expenditures, including acquisitions, totaled $15.8 million during the first half of fiscal 2011 compared to $10.7 million during the prior year’s first half. Fiscal 2011 first half capital expenditures included approximately $12.2 million incurred in our theatre division, including costs associated with the acquisition of a theatre in Appleton, Wisconsin and various remodeling and other maintenance capital projects. Fiscal 2010 first half capital expenditures included approximately $9.0 million incurred in our hotels and resorts division, including costs associated with renovations at our Grand Geneva and Hilton Milwaukee properties.

Net cash used in financing activities during the first half of fiscal 2011 totaled $17.4 million compared to $8.6 million during the first half of fiscal 2010. Our principal payments on notes payable and long-term debt totaled approximately $42.4 million during the first half of fiscal 2011 compared to approximately $26.3 million during the same period last year, accounting for a significant portion of the increase in net cash used in financing activities. Excess cash during both periods was used to reduce our borrowings under our revolving credit agreement. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, $33.0 million of new debt was added during our fiscal 2011 first half compared to $22.4 million of new debt added during our fiscal 2010 first half. Our debt-to-capitalization ratio was 0.40 at November 25, 2010 compared to 0.41 at our fiscal 2010 year-end.

We repurchased approximately 387,000 shares of our common shares for approximately $4.2 million during the first half of fiscal 2011 in conjunction with the exercise of stock options and the purchase of shares in the open market, compared to approximately 14,000 shares repurchased for approximately $153,000 during the first half of fiscal 2010. As of November 25, 2010, approximately 1.8 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. Any repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

We previously indicated that we expected our fiscal 2011 capital expenditures, including potential purchases of interests in joint ventures (but excluding any significant acquisitions), to be in the $40-$60 million range. At this stage of our fiscal year, barring any growth opportunities that could arise in the remaining months, we believe our actual fiscal 2011 capital expenditures may approximate $30-$40 million. The actual timing and extent of the implementation of our current expenditure plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.

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

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 27, 2010. No material change to such risk factors has occurred during the 26 weeks ended November 25, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Through November 25, 2010, our Board of Directors has approved the repurchase of up to 6.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were made in conjunction with the exercise of stock options and the purchase of shares in the open market and pursuant to the publicly announced repurchase authorization described above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
August 27 – September 25	-	-	-	1,867,122
September 26 – October 25	-	-	-	1,867,122
October 26 – November 25	25,215	$13.29	25,215	1,841,907
Total	25,215	$13.29	25,215	1,841,907

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: January 4, 2011	By:	/S/ GREGORY S. MARCUS
Gregory S. Marcus President and Chief Executive Officer

DATE: January 4, 2011	By:	/S/ DOUGLAS A. NEIS
Douglas A. Neis Chief Financial Officer and Treasurer

S-1