Form 10-Q
period 2011-02-24
MARCUS CORP
filed 2011-04-05
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 24, 2011

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

COMMON STOCK OUTSTANDING AT APRIL 1, 2011 – 20,882,377

CLASS B COMMON STOCK OUTSTANDING AT APRIL 1, 2011 – 8,841,202

THE MARCUS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	February 24, 2011	May 27, 2010

ASSETS
Current assets:
Cash and cash equivalents	$10,076	$9,132
Accounts and notes receivable, net of reserves of $955 and $755, respectively	8,007	9,323
Refundable income taxes	1,666	6,820
Deferred income taxes	3,005	2,708
Other current assets	9,852	7,310

Total current assets	32,606	35,293

Property and equipment:
Land and improvements	94,845	92,761
Buildings and improvements	531,831	521,150
Leasehold improvements	61,171	61,276
Furniture, fixtures and equipment	221,916	218,347
Construction in progress	3,458	4,687

Total property and equipment	913,221	898,221
Less accumulated depreciation and amortization	332,334	312,232

Net property and equipment	580,887	585,989

Other assets:
Investments in joint ventures	3,092	1,322
Goodwill	44,309	44,413
Condominium units available for sale	3,508	3,479
Other	32,848	33,915

Total other assets	83,757	83,129

TOTAL ASSETS	$697,250	$704,411

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	February 24, 2011	May 27, 2010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$222	$221
Accounts payable	16,983	18,985
Taxes other than income taxes	11,707	12,589
Accrued compensation	6,569	5,038
Other accrued liabilities	27,456	24,533
Current maturities of long-term debt	39,619	39,610

Total current liabilities	102,556	100,976

Long-term debt	183,397	196,833

Deferred income taxes	41,775	39,180

Deferred compensation and other	32,262	31,626

Shareholders’ equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	–	–
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,348,311 shares at February 24, 2011 and 22,335,334 shares at May 27, 2010	22,348	22,335
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,841,202 shares at February 24, 2011 and 8,854,179 shares at May 27, 2010	8,841	8,855
Capital in excess of par	49,375	48,664
Retained earnings	282,592	279,869
Accumulated other comprehensive loss	(2,468)	(2,825)

	360,688	356,898
Less cost of Common Stock in treasury (1,538,725 shares at February 24, 2011 and 1,299,098 shares at May 27, 2010)	(23,428)	(21,102)

Total shareholders’ equity	337,260	335,796

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$697,250	$704,411

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings (Unaudited)

(in thousands, except per share data)	February 24, 2011		February 25, 2010
	13 Weeks	39 Weeks	13 Weeks	39 Weeks

Revenues:
Theatre admissions	$32,014	$101,058	$40,755	$111,809
Rooms	14,593	64,227	13,340	56,671
Theatre concessions	15,800	48,035	19,086	53,249
Food and beverage	11,073	37,706	10,097	33,361
Other revenues	10,517	33,662	13,166	34,873

Total revenues	83,997	284,688	96,444	289,963

Costs and expenses:
Theatre operations	28,288	86,779	34,190	94,713
Rooms	7,531	24,798	7,115	22,966
Theatre concessions	3,744	11,898	4,551	13,275
Food and beverage	9,391	28,616	8,938	26,577
Advertising and marketing	4,788	15,745	4,396	14,526
Administrative	9,576	29,193	9,492	27,759
Depreciation and amortization	8,489	25,146	7,975	24,104
Rent	2,102	6,252	1,811	5,652
Property taxes	2,990	9,977	3,660	10,134
Other operating expenses	7,007	21,363	6,272	18,696
Impairment charge	–	–	–	2,575

Total costs and expenses	83,906	259,767	88,400	260,977

Operating income	91	24,921	8,044	28,986

Other income (expense):
Investment income (loss)	(643)	(533)	149	436
Interest expense	(2,583)	(7,822)	(2,768)	(8,423)
Loss on disposition of property, equipment and other assets	(984)	(986)	(261)	(88)
Equity earnings (losses) from unconsolidated joint ventures, net	761	675	(76)	(112)

	(3,449)	(8,666)	(2,956)	(8,187)

Earnings (loss) before income taxes	(3,358)	16,255	5,088	20,799
Income taxes (benefit)	(1,329)	6,180	1,897	7,713

Net earnings (loss)	$(2,029)	$10,075	$3,191	$13,086

Net earnings (loss) per share – basic:
Common Stock	$(0.07)	$0.35	$0.11	$0.45
Class B Common Stock	$(0.06)	$0.32	$0.10	$0.41

Net earnings (loss) per share – diluted:
Common Stock	$(0.07)	$0.34	$0.11	$0.44
Class B Common Stock	$(0.06)	$0.32	$0.10	$0.41

Dividends per share:
Common Stock	$0.085	$0.255	$0.085	$0.255
Class B Common Stock	$0.077	$0.232	$0.077	$0.232

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	39 Weeks Ended
(in thousands)	February 24, 2011	February 25, 2010

OPERATING ACTIVITIES:
Net earnings	$10,075	$13,086
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses (earnings) on loans to and investments in joint ventures	(675)	113
Loss on disposition of property, equipment and other assets	234	431
Loss (gain) on sale of condominium units	752	(343)
Impairment charge	–	2,575
Amortization of loss on swap agreement	85	85
Amortization of favorable lease right	250	250
Depreciation and amortization	25,146	24,104
Stock compensation expense	1,322	1,185
Deferred income taxes	2,164	9,467
Deferred compensation and other	675	(337)
Changes in operating assets and liabilities:
Accounts and notes receivable	2,247	3,993
Other current assets	(2,542)	1,470
Accounts payable	(1,613)	(3,692)
Income taxes	5,220	(7,538)
Taxes other than income taxes	(882)	(1,810)
Accrued compensation	1,531	2,021
Other accrued liabilities	2,630	2,362

Total adjustments	36,544	34,336

Net cash provided by operating activities	46,619	47,422

INVESTING ACTIVITIES:
Capital expenditures and purchase of theatre	(20,120)	(14,639)
Proceeds from disposals of property, equipment and other assets	22	714
Net increase in condominium units and other assets	(661)	(277)
Capital contribution in joint venture	(906)	–
Cash advanced to joint venture	(228)	–

Net cash used in investing activities	(21,893)	(14,202)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from issuance of notes payable and long-term debt	39,001	40,895
Principal payments on notes payable and long-term debt	(52,427)	(63,823)
Equity transactions:
Treasury stock transactions, except for stock options	(4,014)	(97)
Exercise of stock options	1,010	304
Dividends paid	(7,352)	(7,409)

Net cash used in financing activities	(23,782)	(30,130)

Net increase in cash and cash equivalents	944	3,090
Cash and cash equivalents at beginning of period	9,132	6,796

Cash and cash equivalents at end of period	$10,076	$9,886

Supplemental information:
Interest paid, net of amounts capitalized	$5,981	$6,354
Income taxes paid (refunded), net	(1,707)	6,155

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE 13 AND 39 WEEKS ENDED FEBRUARY 24, 2011

(Unaudited)

1.	General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 27, 2010, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the 13 and 39 weeks ended February 24, 2011 and February 25, 2010 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the unaudited interim financial information at February 24, 2011, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods.

Comprehensive Income (Loss) – Total comprehensive income (loss) for the 13 and 39 weeks ended February 24, 2011 was $(1,865,000) and $10,432,000, respectively. Total comprehensive income for the 13 and 39 weeks ended February 25, 2010 was $3,275,000 and $13,259,000, respectively.

Accumulated other comprehensive loss consists of the following, all presented net of tax:

	February 24, 2011	May 27, 2010
	(in thousands)

Unrealized gain on available for sale investments	$94	$81
Unrecognized loss on terminated interest rate swap agreement	(143)	(194)
Unrealized loss on interest rate swap agreement	–	(293)
Net unrecognized actuarial loss	(2,419)	(2,419)
	$(2,468)	$(2,825)

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended February 24, 2011	13 Weeks Ended February 25, 2010	39 Weeks Ended February 24, 2011	39 Weeks Ended February 25, 2010
	(in thousands, except per share data)

Numerator:
Net earnings (loss)	$(2,029)	$3,191	$10,075	$13,086

Denominator:
Denominator for basic EPS	29,560	29,794	29,551	29,786
Effect of dilutive employee stock options and non-vested stock	46	108	53	112
Denominator for diluted EPS	29,606	29,902	29,604	29,898

Net earnings (loss) per share – basic:
Common Stock	$(0.07)	$0.11	$0.35	$0.45
Class B Common Stock	$(0.06)	$0.10	$0.32	$0.41
Net earnings (loss) per share – diluted:
Common Stock	$(0.07)	$0.11	$0.34	$0.44
Class B Common Stock	$(0.06)	$0.10	$0.32	$0.41

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At February 24, 2011 and May 27, 2010, the Company’s $405,000 and $383,000, respectively, of available for sale securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 – The liability related to the Company’s interest rate hedge contract that expired on February 1, 2011, was based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date. The liability was $488,000 at May 27, 2010.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At February 24, 2011 and May 27, 2010, none of the Company’s assets or liabilities were valued using Level 3 pricing inputs.

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

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended February 24, 2011	13 Weeks Ended February 25, 2010	39 Weeks Ended February 24, 2011	39 Weeks Ended February 25, 2010
	(in thousands)

Service cost	$150	$126	$449	$378
Interest cost	298	316	896	948
Net amortization of prior service cost, transition obligation and actuarial loss	27	22	80	66
Net periodic pension cost	$475	$464	$1,425	$1,392

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

From February 1, 2008 through February 1, 2011, the Company had an interest rate swap agreement covering $25,170,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.24% while receiving interest at a defined variable rate of one-month LIBOR. The Company recognizes derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement was considered effective and qualified as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all periods presented, the interest rate swap was considered effective and had no effect on earnings. The increase in fair value of the interest rate swap of $190,000 ($114,000 net of tax) and $488,000 ($293,000 net of tax) was included in other comprehensive loss during the 13 and 39 weeks ended February 24, 2011, respectively. The increase in fair value of the interest rate swap of $143,000 ($86,000 net of tax) and $239,000 ($151,000 net of tax) was included in accumulated other comprehensive loss for the 13 and 39 weeks ended February 25, 2010, respectively.

The notional amount of the swap was $25,170,000 throughout the life of the swap. The fair value of the swap as of May 27, 2010 was a liability of $488,000 and was included in other accrued liabilities.

On February 29, 2008, the Company also entered into an interest rate swap agreement covering $25,000,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.49% while receiving interest at a defined variable rate of three-month LIBOR. The interest rate swap agreement was considered effective and qualified as a cash flow hedge. On March 19, 2008, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $567,000 ($338,000 net of tax). For each of the 13 and 39 weeks ended February 24, 2011 and February 25, 2010, the Company reclassified $28,000 ($17,000 net of tax) and $85,000 ($51,000 net of tax), respectively, from accumulated other comprehensive loss to interest expense. The remaining loss at February 24, 2011 in accumulated other comprehensive loss will be reclassified into earnings as interest expense through April 15, 2013, the remaining life of the original hedge. The Company expects to reclassify approximately $113,000 ($68,000 net of tax) of loss into earnings within the next 12 months.

3.	Income Taxes

The Company’s effective income tax rate for the 39 weeks ended February 24, 2011 and February 25, 2010 was 38.0% and 37.1%, respectively. The increase in the effective rate is primarily due to a decrease during the 39 weeks ended February 25, 2010 in the amount of unrecognized tax benefits resulting from a lapse of the applicable statue of limitations.

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was enacted on December 17, 2010. The legislation contains numerous tax relief provisions including favorable 100% bonus depreciation expensing of qualified business property. The Company does not expect the legislation to have a significant effect on its overall tax expense.

4.	Contingencies

The Company has approximately two and one half years remaining on a ten and one half-year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $1,258,000 as of February 24, 2011.

During the second quarter of fiscal 2010, the Company’s theatre division incurred a one-time $1,430,000 pre-tax withdrawal liability when it withdrew from an underfunded multi-employer Chicago projectionist union pension plan.

During the 13 weeks ended February 24, 2011, an adverse legal judgment was rendered against the Company related to architectural services rendered during the construction of the condominium units at its Platinum Hotel & Spa in Las Vegas, Nevada. The Company

is vigorously appealing the ruling and believes that there is a reasonable possibility that the judgment may be overturned. The Company believes not only that the judge inappropriately interpreted the contract in rendering his decision, but the plaintiff’s own billing records indicate that the plaintiff’s attorney may have had inappropriate ex parte communications with the judge. The Company has filed a motion for a new trial based on the ex parte communications. In addition, it has filed an appeal based on the judge’s application of the relevant laws and interpretation of the contract. The ultimate resolution of this matter could result in a loss ranging from $0 to $1,509,000. During the 13 weeks ended February 24, 2011, the Company recorded a $1,145,000 liability related to this matter which is included in other accrued liabilities.

Subsidiaries of the Company are defendants in legal proceedings related to the Platinum Hotel & Spa. The Company believes the lawsuits are without merit and plans to vigorously defend against them. Since these matters are in the preliminary stages, the Company is unable to estimate the associated expenses or possible losses as of February 24, 2011.

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

Following is a summary of business segment information for the 13 and 39 weeks ended February 24, 2011 and February 25, 2010 (in thousands):

13 Weeks Ended February 24, 2011	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$50,304	$33,460	$233	$83,997
Operating income (loss)	7,789	(5,199)	(2,499)	91
Depreciation and amortization	4,363	3,992	134	8,489

13 Weeks Ended February 25, 2010	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$64,843	$31,354	$247	$96,444
Operating income (loss)	15,367	(4,739)	(2,584)	8,044
Depreciation and amortization	4,147	3,685	143	7,975

39 Weeks Ended February 24, 2011	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$156,902	$127,116	$670	$284,688
Operating income (loss)	27,389	5,433	(7,901)	24,921
Depreciation and amortization	12,823	11,919	404	25,146

39 Weeks Ended February 25, 2010	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$175,400	$113,822	$741	$289,963
Operating income (loss)	36,445	89	(7,548)	28,986
Depreciation and amortization	12,478	11,195	431	24,104

THE MARCUS CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

General

We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2011 is a 52-week year, as was fiscal 2010. Our upcoming fiscal 2012 will be a 53-week year. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

The following table sets forth revenues, operating income, other income (expense), net earnings (loss) and net earnings (loss) per common share for the comparable third quarter and first three quarters of fiscal 2011 and 2010, respectively (in millions, except for per share and variance percentage data):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2011	F2010	Amt.	Pct.	F2011	F2010	Amt.	Pct.
Revenues	$84.0	$96.4	$(12.4)	-12.9%	$284.7	$290.0	$(5.3)	-1.8%
Operating income	0.1	8.0	(7.9)	-98.9%	24.9	29.0	(4.1)	-14.0%
Other income (expense)	(3.4)	(3.0)	(0.4)	-16.7%	(8.7)	(8.2)	(0.5)	-5.9%
Net earnings (loss)	$(2.0)	$3.2	$(5.2)	-163.6%	$10.1	$13.1	$(3.0)	-23.0%

Net earnings (loss) per common share – diluted:	$(0.07)	$0.11	$(0.18)	-163.6%	$0.34	$0.44	$(0.10)	-22.7%

Revenues, operating income and net earnings decreased during the third quarter and first three quarters of fiscal 2011 compared to the same periods last year due primarily to reduced operating results from our theatre division. Theatre division revenues and operating income during our third quarter and first three quarters of fiscal 2011 were down from last year’s same periods due primarily to a decrease in attendance. Improved operating results from our hotels and resorts division, primarily resulting from increased occupancy rates, have partially offset the declines in our theatre division results during the first three quarters of fiscal 2011. Net earnings during the third quarter and first three quarters of fiscal 2011 were negatively impacted by two unusual pre-tax adjustments to investment income and losses on disposition of property, equipment and other assets totaling approximately $1.8 million, or approximately $0.04 per diluted common share.

Comparisons to last year’s third quarter and first three quarters operating income were also unfavorably impacted by the fact that our fiscal 2010 third quarter and first three quarters operating results benefited from a change in estimate related to our deferred gift card revenue. As a result of this change in estimate, we reported cumulative gift card breakage income of $3.0 million (pre-tax) during our fiscal 2010 third quarter, of which approximately $2.7 million (pre-tax), or approximately $0.05 per diluted common share, related to periods prior to our fiscal 2010 third quarter, including approximately $2.4 million (pre-tax) of this change in estimate related to fiscal years 2009 and earlier. Our theatre division benefited the most from this change in estimate, recognizing approximately $2.5 million (pre-tax) of gift card breakage income during our fiscal 2010 third quarter, of which approximately $2.2 million related to periods prior to our fiscal 2010 third quarter, including approximately $2.0 million related to fiscal years 2009 and earlier.

Conversely, comparisons to last year’s first three quarters operating income were favorably impacted by the fact our fiscal 2010 operating results included a one-time pension withdrawal liability in our theatre division of $1.4 million (pre-tax) and a non-cash impairment charge in our hotels and resorts division of $2.6 million (pre-tax), both reported during our fiscal 2010 second quarter. Together, these two adjustments negatively impacted our fiscal 2010 first three quarters operating income by approximately $4.0 million (pre-tax) and our net earnings per diluted common share by approximately $0.08.

We recognized an investment loss during the third quarter and first three quarters of fiscal 2011 of $(643,000) and $(533,000), respectively, compared to investment income of $149,000 and $436,000 during the same periods last year. The decrease in investment income was primarily attributable to an approximately $700,000 negative change in the estimate of interest income earned to date on the funds we advanced several years ago in conjunction with the public portion of a parking garage built adjacent to our Hilton Milwaukee City Center property. We continue to project full repayment of all funds advanced for this garage, albeit with interest earned at a lower interest rate than originally anticipated. We do not expect any additional significant revisions to this estimate in the future. Investment income also declined due to the fact that the outstanding principal on interest-paying loans from our former timeshare business continued to be reduced.

Our interest expense totaled $2.6 million and $7.8 million during the third quarter and first three quarters of fiscal 2011, respectively, compared to $2.8 million and $8.4 million during the same periods last year. The decrease in interest expense during the first three quarters of fiscal 2011 compared to the comparable period in the prior year was the result of reduced borrowings during the current year, primarily due to the fact that our cash flows from operating activities continued to exceed our capital expenditures and dividend payments. We do not currently expect our interest expense during the fourth quarter of fiscal 2011 to vary significantly from the amounts reported during the first three quarters of fiscal 2011, barring any unforeseen significant capital expenditures or other uses of cash during the remainder of the fiscal year.

We reported losses on disposition of property, equipment and other assets during the fiscal 2011 third quarter and first three quarters of $(984,000) and $(986,000), respectively, compared to losses of $(261,000) and $(88,000) during the same periods last year. An adverse legal judgment was rendered against us during our fiscal 2011 third quarter related to architectural services rendered during the construction of the condominium units at our Platinum Hotel & Spa in Las Vegas. The largest portion of the judgment, totaling approximately $750,000, has been reported as a loss on disposition of property, equipment and other assets because the majority of the construction costs associated with the Platinum project were deducted from proceeds from the sale of the condo units, resulting in gains on disposition reported in prior years. The remaining portion of the $1.1 million contingent liability accrued during our fiscal 2011 third quarter as a result of this judgment relates to legal fees and has reduced our hotel division operating income during the fiscal 2011 periods reported.

Due to the fact that an adverse judgment was rendered against us, it was necessary to accrue for this matter. However, we are vigorously appealing the ruling and believe that there is a reasonable possibility that the judgment may be overturned. We believe not only that the judge inappropriately interpreted the contract in rendering his decision, but the plaintiff’s own billing records indicate that the plaintiff’s attorney may have had inappropriate ex parte communications with the judge. We have filed a motion for a new trial based on the ex parte communications. In addition, we have filed an appeal based on the judge’s application of the relevant laws and interpretation of the contract.

Comparisons to last year’s first three quarters gains and losses from disposition of property, equipment and other assets have also been negatively impacted by the fact that our fiscal 2010 first three quarters operating results included a favorable legal settlement of approximately $400,000 related to the original construction of the condominium units at our Platinum Hotel & Spa in Las Vegas, Nevada. The timing of periodic sales of our property and equipment varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment. We anticipate periodic additional sales of non-core property and equipment with the potential for additional disposition gains or losses from time to time, but the current economic environment will likely limit our sales activity during the near term.

We reported net equity earnings from unconsolidated joint ventures during the third quarter and first three quarters of fiscal 2011 of $761,000 and $675,000, respectively, compared to net equity losses of $(76,000) and $(112,000) during the same periods last year. Net equity earnings and losses during both years included our share of results from our remaining Baymont joint venture and two hotel joint ventures. Our fiscal 2011 operating results benefited by the fact that one of our hotel joint ventures reported a gain during our fiscal 2011 third quarter related to a favorable refinancing of its debt. We currently do not expect a significant variation in net equity gains or losses from unconsolidated joint ventures during the remaining quarter of fiscal 2011 compared to the same period last year.

We reported income tax expense (benefit) for the third quarter and first three quarters of fiscal 2011 of $(1.3) million and $6.2 million, respectively, compared to $1.9 million and $7.7 million during the same periods of fiscal 2010. Our fiscal 2011 first three quarters effective tax rate was 38.0% compared to our fiscal 2010 first three quarters effective rate of 37.1%. This increase in our effective tax rate was primarily due to a decrease in our liability for unrecognized tax benefits as a result of a lapse of the applicable statute of limitations during fiscal 2010. We currently expect our effective tax rate for the remaining quarter of fiscal 2011 to be in our historical 38-40% range, pending any further lapses of statutes of limitations during the year or potential changes in federal or state tax rates. Our actual fiscal 2011 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the third quarter and first three quarters of fiscal 2011 and 2010, respectively (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2011	F2010	Amt.	Pct.	F2011	F2010	Amt.	Pct.
Revenues	$50.3	$64.8	$(14.5)	-22.4%	$156.9	$175.4	$(18.5)	-10.5%
Operating income	7.8	15.4	(7.6)	-49.3%	27.4	36.4	(9.0)	-24.8%
Operating margin	15.5%	23.7%			17.5%	20.8%
(% of revenues)

Consistent with the seasonal nature of the motion picture exhibition industry, our fiscal third quarter is typically one of the strongest periods for our theatre division due to the traditionally strong holiday season. Our theatre division revenues, operating income and operating margin during the fiscal 2011 third quarter and first three quarters decreased compared to the prior year’s same periods due primarily to reduced attendance, partially offset by an increase in our average ticket price. Our fiscal 2010 record third quarter operating results benefited from the previously described gift card breakage income and the performance of Avatar, the highest grossing movie of all time, resulting in difficult comparisons during our fiscal 2011 third quarter. Our fiscal 2011 first three quarters operating income benefited slightly compared to the prior year’s same period due to the fact that last year’s second quarter operating results were negatively impacted by a $1.4 million pre-tax adjustment for a pension withdrawal liability. This one-time liability related to our decision to withdraw from an underfunded multi-employer Chicago projectionist union pension plan.

The following table breaks down the components of revenues for the theatre division for the third quarter and first three quarters of fiscal 2011 and 2010 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2011	F2010	Amt.	Pct.	F2011	F2010	Amt.	Pct.
Box office receipts	$32.0	$40.7	$(8.7)	-21.4%	$101.1	$111.8	$(10.7)	-9.6%
Concession revenues	15.8	19.1	(3.3)	-17.2%	48.0	53.2	(5.2)	-9.8%
Other revenues	2.5	5.0	(2.5)	-50.2%	7.8	10.4	(2.6)	-24.4%

Total revenues	$50.3	$64.8	$(14.5)	-22.4%	$156.9	$175.4	$(18.5)	-10.5%

The decreases in our box office receipts for the third quarter and first three quarters of fiscal 2011 compared to the same periods last year were due to decreases in attendance, partially offset by 0.7% and 2.5% increases in our average ticket price, respectively. The increase in our average ticket price was attributable primarily to selected price increases and premium pricing for our digital 3D and UltraScreen® attractions. This increase in average ticket price was minimal during our fiscal 2011 third quarter due to the fact that last year’s top performing third quarter film, Avatar, derived the majority of its box office receipts from 3D presentations, resulting in a higher than normal average ticket price for last year’s third quarter.

Our fiscal 2011 third quarter and first three quarters concession revenues decreased compared to the same periods last year due to the reduced attendance. However, our average concession revenues per person for the fiscal 2011 third quarter and first three quarters increased 6.3% and 2.7%, respectively, compared to the same periods last year, due to selected price increases. Other revenues, which include management fees, pre-show advertising income, lobby advertising and other miscellaneous income, decreased significantly during our fiscal 2011 third quarter and first three quarters compared to last year’s same periods due to the previously described gift card breakage income reported last year during our third quarter.

Comparable theatre attendance decreased 23.3% and 12.7% during the third quarter and first three quarters of fiscal 2011, respectively, compared to the same periods last year. Unlike the first two quarters of fiscal 2011, where the majority of the comparable theatre decrease in box office receipts and attendance occurred primarily during just one or two weeks in each of the quarters, box office receipts declined during 12 out of 13 weeks during our fiscal 2011 third quarter. The decreased attendance during the quarter was attributable to a weak slate of films released during the holiday and winter season compared to the record performance of films released last year during the same period. In fact, we had four third quarter films last year – Avatar (3D), The Blind Side, Alvin and the Chipmunks: the Squeakquel and Sherlock Holmes – outperform our top film this year. Our highest grossing films during the fiscal 2011 third quarter included True Grit, Tangled (3D), Little Fockers and Harry Potter and the Deathly Hallows – Part I (carried over from our second quarter).

Our fiscal 2011 first three quarters comparable theatre decrease in attendance also resulted from attendance decreases during the first two weeks of our fiscal year, as a result of this year’s Memorial Day film holdovers and early June releases not performing as well as last year’s comparative pictures. In addition, we also reported an attendance decline during the last week of our fiscal 2011 second quarter due to the record performance last year of the popular sequel, The Twilight Saga: New Moon as well as a strong opening of the surprise hit The Blind Side.

Box office performance during the early weeks of our fiscal 2011 fourth quarter have also lagged last year’s results. Last year’s fourth quarter benefited from an earlier Easter holiday, resulting in the release of several strong films in March, including another top-performing 3D film, Alice in Wonderland. With Easter in late April this year, it appears that the film studios have delayed the launch of several of their strongest films until later in the quarter. Beginning in May (the generally accepted start of the busy summer film season), the film slate appears to get much stronger and includes multiple sequels of prior top performing film franchises. Films scheduled to be released during May, June and July that may generate substantial box office interest include Thor, Pirates of the Caribbean: On Stranger Tides (3D), Kung Fu Panda: The Kaboom of Doom (3D), The Hangover Part II, Super 8, Green Lantern (3D), Cars 2 (3D), X-Men: First Class, Transformers: Dark of the Moon (3D), Larry Crowne, Harry Potter and the Deathly Hallows: Part 2 (3D), The First Avenger: Captain America and Cowboys and Aliens.

Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of reasonable “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand (VOD) and DVD. These are factors over which we have no control. While the DVD release window has remained very steady at approximately 130 days for several years, several film studios have recently announced their desire to test a new premium VOD release window, whereby certain films would be available approximately 60 days after the theatre release date to select VOD providers and offered to consumers at a premium price point (approximately $30). We have expressed our concerns to the studios regarding the impact such a new window might have on future box office receipts. We have also indicated that we would seek adjustments in the current financial arrangements we have with film studios upon the enactment of a premium VOD release window.

We ended the third quarter of fiscal 2011 with a total of 673 company-owned screens in 53 theatres and 11 managed screens in two theatres compared to 657 company-owned screens in 52 theatres and 11 managed screens in two theatres at the end of the same period last year. Early in our fiscal 2011 second quarter, we purchased a 16-screen theatre in Appleton, Wisconsin from Regal Entertainment Group.

Hotels and Resorts

The following table sets forth revenues, operating income (loss) and operating margin for our hotels and resorts division for the third quarter and first three quarters of fiscal 2011 and 2010, respectively (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2011	F2010	Amt.	Pct.	F2011	F2010	Amt.	Pct.
Revenues	$33.5	$31.4	$2.1	6.7%	$127.1	$113.8	$13.3	11.7%
Operating income (loss)	(5.2)	(4.7)	(0.5)	-9.7%	5.4	0.1	5.3	6004.5%
Operating margin	-15.5%	-15.1%			4.3%	0.1%
(% of revenues)

Our fiscal third quarter is typically the weakest period for our hotels and resorts division due to the traditionally reduced level of travel at our predominantly Midwestern portfolio of owned properties. Division revenues increased during our fiscal 2011 third quarter and first three quarters compared to the prior year same periods due primarily to increased occupancy during the periods, with particular strength from the leisure customer segment and some improvement in group business. Our fiscal 2011 third quarter operating loss increased slightly compared to the prior year due to the fact that last year’s third quarter results included approximately $500,000 of previously described gift card breakage income and this year’s third quarter results included the legal fees portion of the previously described contingent liability related to an adverse legal judgment. Conversely, year-to-date comparisons to the prior year were favorably impacted by the fact that our fiscal 2010 first three quarters operating income included a second quarter $2.6 million pre-tax non-cash impairment charge related to our 16 remaining owned condominium hotel units at our Platinum Hotel & Spa in Las Vegas, Nevada.

Our fiscal 2011 first three quarters operating margins would have likely increased more than reported above if not for the fact that the majority of our revenue increase for the year has been the result of increased occupancy. Operating costs traditionally increase as occupancy increases, which will put pressure on our operating margins until we begin to also achieve improvements in our average daily room rate.

Comparisons to last year’s operating income and operating margin continued to be negatively impacted by additional ongoing litigation related to the Platinum Hotel & Spa. During the first three quarters of fiscal 2011, we incurred legal expenses related to various Platinum legal proceedings of approximately $1.4 million (including the legal expenses in the adverse legal judgment), representing an increase of approximately $700,000 over similar expenses incurred during the first three quarters of last year (net of a favorable legal settlement last year whereby we were reimbursed for approximately $200,000 of previously expensed legal costs).

The following table sets forth certain operating statistics for the third quarter and first three quarters of fiscal 2011 and 2010, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	Third Quarter(1)				First Three Quarters(1)
			Variance				Variance
	F2011	F2010	Amt.	Pct.	F2011	F2010	Amt.	Pct.
Occupancy pct.	52.6%	49.3%	3.3 pts	6.7%	69.5%	60.8%	8.7 pts	14.3%
ADR	$117.00	$113.52	$3.48	3.1%	$130.99	$131.44	$(0.45)	-0.3%
RevPAR	$61.50	$56.01	$5.49	9.8%	$91.06	$79.98	$11.08	13.9%

(1)	These operating statistics represent averages of our eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at seven of eight of our company-owned properties during our fiscal 2011 third quarter and all eight of our company-owned properties during the first three quarters of fiscal 2011 compared to the same periods last year, with several of our recently renovated properties performing particularly well during these periods. For the fourth successive quarter, our RevPAR increase compared very favorably to comparable industry results. According to data received from Smith Travel Research and compiled by us in order to compare our third quarter and first three quarters results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 6.4% and 7.8% during our fiscal 2011 third quarter and first three quarters, respectively, less than the increases we experienced and reported in the table above. This relative positive performance has resulted in overall market share growth for the division – our owned hotel portfolio has experienced an increase in its overall RevPAR index (an indicator of market share) in 12 of the last 13 months compared to our competitive set of hotels.

The prior two fiscal years have been very difficult for the lodging industry, making comparisons to last year relatively easier. In order to better understand our fiscal 2011 results compared to pre-recessionary levels, however, the following table compares our fiscal 2011 third quarter and first three quarters operating statistics to comparable fiscal 2008 operating statistics for the same eight company-owned properties:

	Third Quarter				First Three Quarters
			Variance				Variance
	F2011	F2008	Amt.	Pct.	F2011	F2008	Amt.	Pct.
Occupancy pct.	52.6%	54.0%	-1.4 pts	-2.6%	69.5%	68.1%	1.4 pts	2.1%
ADR	$117.00	$127.25	$(10.25)	-8.1%	$130.99	$148.21	$(17.22)	-11.6%
RevPAR	$61.50	$68.72	$(7.22)	-10.5%	$91.06	$100.88	$(9.82)	-9.7%

As indicated by the tables above, fiscal 2011 overall occupancy rates have shown significant improvement over the prior year and, in fact, are fairly comparable or even higher than they were prior to the recession-driven downturn in the hotel industry. However, one of the biggest challenges facing our hotels and resorts division, and the industry as a whole, has been the overall decline in ADR, as highlighted in the above comparisons to fiscal 2008. In the short term, we believe the trade-off between increased occupancy and lower rate is beneficial to us, particularly at properties like our Grand Geneva Resort & Spa where the ancillary spend by the typical guest while on-site can offset the decreased ADR. However, until we begin to consistently increase our ADR, a full recovery to pre-recessionary operating results is not likely to occur.

With that in mind, we were pleased to report our first year-over-year increase in our ADR in two years during our fiscal 2011 third quarter, with five of our eight company-owned properties reporting small increases in ADR during the quarter. Although we continue to face resistance to rate increases, we hope this is the beginning of a trend. Our leisure business continues to be our strongest customer segment, but is also one of our most price-sensitive segments. The leisure segment also generally tends to use alternate internet channels of booking more frequently, which further erodes our ADR. Meanwhile, demand from the individual corporate traveler that has traditionally produced the highest ADR for our properties continues to be relatively soft. Group bookings, which we estimate have historically represented approximately 50% of our overall bookings for our company-owned portfolio of hotels, have dropped to approximately 40% of our overall business during the last two-plus years. In order to return our ADR’s to pre-recession levels, we believe we will need to return our group/non-group mix of business closer to historical levels.

Our current near-term outlook for this division’s performance remains one of cautious optimism, based upon the improved results of our last four quarters. Group bookings, while not back to historical levels, continue to improve. The vast majority of our company-owned hotels are ahead of their booking pace for our next fiscal year compared to where they were last year at this time and overall, we are currently ahead of pace in every month of our next fiscal year except one. We generally expect our favorable revenue trends to continue in future periods, with one notable exception which will impact our fiscal 2011 fourth quarter results. Last year during the fourth quarter, one of our largest hotels benefitted from some very strong group business that we do not believe we will be able to completely replace, making comparisons to last year very difficult. It is possible that despite operating improvements at the majority of our other properties, the anticipated reduced results at this one hotel may result in a small decrease in operating income in our hotel division for our fiscal 2011 fourth quarter. Although many challenges remain and our visibility remains limited due to continued relatively short booking windows, the current trends are encouraging. Whether the current positive trends continue will depend in large part upon whether the economic environment continues to show signs of gradual improvement.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $118 million of unused credit lines as of the end of our fiscal 2011 third quarter, should be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2011.

Net cash provided by operating activities decreased by $800,000 during the first three quarters of fiscal 2011 to $46.6 million, compared to $47.4 million during the prior year’s first three quarters. The decrease was due primarily to reduced earnings.

Net cash used in investing activities during the fiscal 2011 first three quarters totaled $21.9 million, compared to $14.2 million during the fiscal 2010 first three quarters. The increase in net cash used in investing activities was primarily the result of increased capital expenditures. Capital expenditures, including acquisitions, totaled $20.1 million during the first three quarters of fiscal 2011 compared to $14.6 million during the prior year’s first three quarters. Fiscal 2011 first three quarters capital expenditures included approximately $14.4 million incurred in our theatre division, including costs associated with the acquisition of a theatre in Appleton, Wisconsin and various remodeling and other maintenance capital projects. Fiscal 2010 first three quarters capital expenditures included approximately $11.8 million incurred in our hotels and resorts division, including costs associated with renovations at our Grand Geneva and Hilton Milwaukee properties.

Net cash used in financing activities during the first three quarters of fiscal 2011 totaled $23.8 million compared to $30.1 million during the first three quarters of fiscal 2010. Our principal payments on notes payable and long-term debt totaled approximately $52.4 million during the first three quarters of fiscal 2011 compared to approximately $63.8 million during the same period last year, accounting for the decrease in net cash used in financing activities. Excess cash during both periods was used to reduce our borrowings under our revolving credit agreement. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, $39.0 million of new debt was added during our fiscal 2011 first three quarters compared to $40.9 million of new debt added during our fiscal 2010 first three quarters. Our debt-to-capitalization ratio was 0.40 at February 24, 2011 compared to 0.41 at our fiscal 2010 year-end.

We repurchased approximately 387,000 shares of our common shares for approximately $4.2 million during the first three quarters of fiscal 2011 in conjunction with the exercise of stock options and the purchase of shares in the open market, compared to approximately 26,000 shares repurchased for approximately $292,000 during the first three quarters of fiscal 2010. As of February 24, 2011, approximately 1.8 million shares remained available for repurchase under prior Board of Directors repurchase authorizations.

Any repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

With only one quarter remaining in our fiscal year, barring any growth opportunities that may arise in the remaining months, we believe our actual fiscal 2011 capital expenditures may approximate $25-30 million. The actual timing and extent of the implementation of our current expenditure plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.

One particular project that may require future capital expenditures during the next two fiscal years relates to a new retail and office development currently proposed on the site of a former theatre in the Town of Brookfield, Wisconsin. We have previously reported our intention to sell this valuable land parcel, but an opportunity has surfaced to acquire an adjacent parcel and develop a high quality town center anchored by a Von Maur department store. The project still requires local government approval and there are many details yet to be determined, including assessing leasing interest in the project. We are hoping for construction to begin in calendar 2011 with an opening of some elements of the project planned for late in calendar 2012, but the actual timing and extent of our capital expenditures for this project are still unknown at this point.

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

Marnell Architecture, P.C. v. Platinum Condominium Development, LLC et al., Case No. A05498678C (Clark County, Nev.). On January 26, 2005, Marnell Architecture, P.C. (“Marnell”) filed a complaint against Platinum Condominium Development, LLC (“Platinum LLC”), one of our subsidiaries, in the Eighth Judicial District Court, Clark County, Nevada, alleging various claims related to architectural services rendered during the construction of the condominium units at its Platinum Hotel & Spa in Las Vegas, Nevada. In response, Platinum LLC filed various counterclaims stemming from Marnell’s breach of the written architectural agreement. A nine-day bench trial was concluded in July 2010. In December 2010, the court issued a decision and order finding in favor of Marnell and against Platinum LLC, awarding Marnell the principal amount of $528,000, plus attorneys’ fees, costs and prejudgment interest to be decided during post-trial proceedings. Platinum LLC will vigorously appeal the decision and order and the Company believes that there is a reasonable possibility that the judgment may be overturned. The Company believes not only that the judge inappropriately interpreted the contract in rendering his decision, but the plaintiff’s own billing records indicate that the plaintiff’s attorney may have had inappropriate ex parte communications with the judge. Platinum LLC has filed a motion for a new trial based on the ex parte communications. In addition, it has filed an appeal based on the judge’s application of the relevant laws and interpretation of the contract. The ultimate resolution of this matter could result in a loss ranging from $0 to $1,509,000.

Goodman, et al. v. Platinum Condominium Development, LLC, Case No. 09-CV-957 (D. Nev.). As reported in our Annual Report on Form 10-K for the year ended May 27, 2010, on December 5, 2008, a class action complaint was filed in the Eighth Judicial District Court of Nevada for Clark County against Platinum LLC. On April 30, 2009, Platinum LLC was served with a summons and a copy of an amended complaint. The amended complaint also named another one of our subsidiaries, Marcus Management Las Vegas, LLC (“Marcus Management LV”), as a defendant. Subsequently, Platinum LLC and Marcus Management LV removed the case to the United States District Court for the District of Nevada, where it is currently pending. The amended complaint in Goodman seeks an unspecified amount of damages and alleges violations of federal and Nevada law, and that Platinum LLC and Marcus Management LV made various misrepresentations in connection with the Platinum Hotel & Spa development in Las Vegas, Nevada. On June 29, 2009, both Platinum LLC and Marcus Management LV moved to dismiss the amended complaint in its entirety. On March 29, 2010, the District of Nevada granted in part and denied in part the motion to dismiss, and dismissed most of the claims against Platinum LLC and Marcus Management LV without prejudice.

On April 28, 2010, the plaintiffs filed a second amended complaint realleging most of the claims made in the amended complaint. On May 28, 2010, Platinum LLC and Marcus Management LV answered one count of the complaint and moved to dismiss the remaining counts of the complaint. On September 27, 2010, the plaintiffs filed a motion for leave to file a third amended complaint that names Marcus Hotels, Inc. (“Marcus Hotels”) as an additional defendant. On March 31, 2011, the court granted plaintiffs’ motion to file the third amended complaint and denied the defendants’ motion to dismiss the second amended complaint as moot. On January 11, 2011, the plaintiffs filed their motion for the court to certify a class on all claims. On February 11, 2011, the defendants filed their opposition to the motion for class certification. The motion for class certification remains pending with the court.

Baroi, et al. v. Platinum Condominium Development, LLC, Case No. 09-CV-671 (D. Nev.) and Benson, et al. v. Platinum Condominium Development, LLC, et al, Case No. 09-CV-1301 (D. Nev.). As we reported in our Annual Report on Form 10-K for the year ended May 27, 2010, on March 27, 2009, another complaint was filed in the Eighth Judicial District Court of Nevada for Clark County against Platinum LLC, which Platinum LLC subsequently removed to the United States District Court for the District of Nevada. On May 29, 2009, plaintiffs in Baroi amended their complaint and named Marcus Management LV, as well as two of our other subsidiaries, Marcus Development, LLC (“Marcus Development”) and Marcus Hotels, as additional defendants. On July 2, 2009, Marcus Management LV, Marcus Development, and Marcus Hotels moved to dismiss the amended complaint. That motion was granted, without prejudice, and with leave to amend.

In addition, as we reported in our Annual Report on Form 10-K for the year ended May 27, 2010, on July 17, 2009, the Benson action was filed in the United States District Court for the District of Nevada, and the complaint made allegations similar to those of the Baroi action. The Benson action also named Platinum LLC, Marcus Management LV, Marcus Development and Marcus Hotels as defendants.

Subsequent to the District of Nevada’s order in Baroi granting the motion to dismiss of Marcus Management LV, Marcus Development, and Marcus Hotels, the plaintiffs in Baroi and Benson agreed to consolidate the two actions. On January 25, 2010, the plaintiffs filed a consolidated amended complaint against Platinum LLC, Marcus Management LV, and Marcus Hotels. The plaintiffs did not name Marcus Development as a defendant. The consolidated amended complaint seeks declaratory relief and an unspecified amount of damages, and alleges violations of Nevada law and that the defendants made various misrepresentations in connection with the Platinum Hotel & Spa development in Las Vegas, Nevada. On March 16, 2010, Marcus Management LV answered the consolidated amended complaint, and Platinum LLC answered it in part and moved to dismiss it in part. Marcus Hotels moved to dismiss the complaint in its entirety. On July 2, 2010, the court granted the defendants’ motions to dismiss the claim for declaratory relief and denied the motion with respect to all other counts. On July 19, 2010, the defendants answered the consolidated amended complaint. On October 18, 2010, the plaintiffs filed a third amended complaint alleging additional violations of additional Nevada and federal law. On December 2, 2010, the defendants answered the third amended complaint and moved to dismiss the newly alleged claims. On February 14, 2011, the court denied the motion to dismiss, after which the defendants answered the newly added claims.

Platinum LLC, Marcus Management LV, and Marcus Hotels believe the allegations against all of the defendants in the Goodman and Baroni lawsuits are without merit and they intend to vigorously defend against them. Since these matters are in the preliminary stages, we are unable to predict the scope or outcome or quantify their eventual impact, if any, on us. At this time, we are also unable to estimate associated expenses or possible losses.

Item 1A.	Risk Factors

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 27, 2010. No material change to such risk factors has occurred during the 39 weeks ended February 24, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Through February 24, 2011, our Board of Directors has approved the repurchase of up to 6.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

We did not repurchase any shares of our Common Stock during the 13 weeks ended February 24, 2011. The maximum number of shares that may yet be purchased under the plans or programs is 1,841,907 at February 24, 2011.

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

THE MARCUS CORPORATION

DATE: April 5, 2011	By:	/s/ Gregory S. Marcus
Gregory S. Marcus President and Chief Executive Officer

DATE: April 5, 2011	By:	/s/ Douglas A. Neis
Douglas A. Neis Chief Financial Officer and Treasurer

S-1