Form 10-K
period 2011-05-26
MARCUS CORP
filed 2011-08-09
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 26, 2011

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

The aggregate market value of the registrant’s common equity held by non-affiliates as of November 25, 2010 was approximately $264,485,983.  This value includes all shares of the registrant’s common stock, except for treasury shares and shares beneficially owned by the registrant’s directors and executive officers listed in Part I below.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding at August 5, 2011 –  20,938,640
Class B common stock outstanding at August 5, 2011 – 8,833,317

Portions of the registrant’s definitive Proxy Statement for its 2011 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year, will be incorporated by reference into Part III to the extent indicated therein upon such filing.

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

As of May 26, 2011, our theatre operations included 55 movie theatres with 684 screens throughout Wisconsin, Ohio, Illinois, Minnesota, North Dakota, Nebraska and Iowa, including two movie theatres with 11 screens in Wisconsin and Nebraska owned by third parties but managed by us.  We also operate a family entertainment center, Funset Boulevard, that is adjacent to one of our theatres in Appleton, Wisconsin.  We are currently the 6th largest theatre circuit in the United States.

As of May 26, 2011, our hotels and resorts operations included 8 owned and operated hotels and resorts in Wisconsin, Missouri, Illinois and Oklahoma. We also manage 10 hotels, resorts and other properties for third parties in Wisconsin, Minnesota, Ohio, Texas, Missouri, Nevada and California.  As of May 26, 2011, we owned or managed over 4,700 hotel and resort rooms.

Both of these business segments are discussed in detail below. For information regarding the revenues, operating income or loss, assets and certain other financial information of these segments for the last three fiscal years, please see our Consolidated Financial Statements and the accompanying Note 10 in Part II below.

Strategic Plans

Please see our discussion under “Current Plans” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Theatre Operations

At the end of fiscal 2011, we owned or operated 55 movie theatre locations with a total of 684 screens in Wisconsin, Illinois, Minnesota, Ohio, North Dakota, Nebraska and Iowa for an average of 12.4 screens per location, compared to an average of 12.4 and 12.5 screens per location at the end of fiscal 2010 and 2009, respectively.  Included in the fiscal 2010 and fiscal 2011 totals are two theatres with 11 screens that we manage for other owners. We managed one theatre with 6 screens for another owner during fiscal 2009.  Our 53 company-owned facilities include 33 megaplex theatres (12 or more screens), representing 75% of our total screens, 19 multiplex theatres (two to 11 screens) and one single-screen theatre.  At fiscal year-end, we operated 663 first-run screens, 11 of which are operated under management contracts, and 21 budget-oriented screens.

In September 2010, we purchased a 16-screen theatre in Appleton, Wisconsin from Regal Entertainment Group.  We  will continue to consider additional potential acquisitions as opportunities arise.  We also continue to review opportunities to build additional new locations.   We currently own land in six different communities that may be used for new theatres at a future date,  including land in Sun Prairie, Wisconsin where we have plans to build a new theatre to replace the existing Eastgate Theatre in Madison, Wisconsin.

Revenues for the theatre business, and the motion picture industry in general, are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control.  Consistent with prior years in which blockbusters accounted for a significant portion of our total box office, our top 15 performing films accounted for 34% of our fiscal 2011 box office receipts compared to 42% during fiscal 2010.  The following five fiscal 2011 films accounted for approximately 17% of our total box office and produced the greatest box office receipts for our circuit:  Toy Story 3, Harry Potter and the Deathly Hallows – Part I, The Twilight Saga: Eclipse, Inception and Despicable Me.

We obtain our films from several national motion picture production and distribution companies and are not dependent on any single motion picture supplier.  Our booking, advertising, concession purchases and promotional activities are handled centrally by our administrative staff. Including our own theatres, we currently are providing film buying, booking and other related services for 846 screens in seven states.

We strive to provide our movie patrons with high-quality picture and sound presentation in clean, comfortable, attractive and contemporary theatre environments. Substantially all of our movie theatre complexes feature either digital sound, Dolby or other stereo sound systems; acoustical ceilings; side wall insulation; engineered drapery folds to eliminate sound imbalance, reverberation and distortion; tiled floors; loge seats; cup-holder chair-arms; and computer-controlled heating, air conditioning and ventilation.  We offer stadium seating, a tiered seating system that permits unobstructed viewing, at approximately 96% of our first-run screens.  Computerized box offices permit all of our movie theatres to sell tickets in advance.  Our theatres are accessible to persons with disabilities and provide wireless headphones for hearing-impaired moviegoers.  Other amenities at certain theatres include touch-screen, computerized, self-service ticket kiosks, which simplify advance ticket purchases.  We own a minority interest in MovieTickets.com, a joint venture of movie and entertainment companies that was created to sell movie tickets over the internet and represents a large majority of the top 50 market theatre screens throughout the United States and Canada.  As a result of our association with MovieTickets.com, moviegoers can buy tickets to movies at any of our first-run theatres via the internet and print them at home.

In fiscal 2011, we continued our installation of Digital 3D Cinema technology, with the installation of 40 digital 3D systems in our theatres, including the installation of 3D systems at three of our signature UltraScreens® that we have branded as UltraScreen XL3D. As of May 26, 2011, we offered digital 3D systems at 101 screens, including 11 UltraScreens, at 35 of our theatre locations in seven states. As of May 26, 2011, there were approximately 35 3D films scheduled for release during fiscal 2012, compared to 28 digital 3D films played in our theatres during fiscal 2011.

In July 2011, we signed a master license agreement with a subsidiary of Cinedigm Digital Cinema Corp. to deploy digital cinema systems in approximately 630 of our first-run screens at 47 company-owned locations (including previously installed systems).  When completed, state-of-the-art digital projection technology will be offered at virtually all screens operated by our theatre division.  Installation of the first new systems is expected to begin later during the summer of 2011, with the balance scheduled to be completed by the end of calendar 2011.  The costs to deploy this new technology will be covered primarily through the payment of virtual print fees from studios to our selected implementation company, Cinedigm.  Under the terms of the agreement, Cinedigm’s subsidiary will purchase the digital projection systems and license them to us under a long-term arrangement.  Our goals from digital cinema include delivering an improved film presentation to our guests, increasing scheduling flexibility, providing a platform for additional 3D presentations as needed, as well as maximizing the opportunities for alternate programming that may be available with this technology.

We sell food and beverage concessions in all of our movie theatres.  We believe that a wide variety of food and beverage items, properly merchandised, increases concession revenue per patron.  Although popcorn and soda remain the traditional favorites with moviegoers, we continue to upgrade our available concessions by offering varied choices.  For example, some of our theatres offer hot dogs, pizza, ice cream, pretzel bites, frozen yogurt, coffee, mineral water and juices.  We have also added self-serve soft drinks to many of our theatres.  In recent years, we have added branded pizza (Zaffiro’s) and branded coffee, ice cream and chocolates – as well as an expanded concession Hot Zone that serves pizza, hamburgers, wraps, sandwiches and other hot appetizers – to selected theatres.  Certain of our theatres have also introduced Take Five cocktail lounges and a multi-use “dinner-theatre” concept we have recently re-branded as Big Screen Bistro, fully equipped for live performances, meetings, broadcast concerts and sporting events and regular screenings of first-run movies, with an attached kitchen from which we offer a full menu.  We also offer a separate full-service Zaffiro’s Pizzeria and Bar at one of our theatres. The response to our new food and beverage offerings at these theatres has been positive and we have plans to duplicate several of these food and beverage concepts at additional locations in the future.

We have a variety of ancillary revenue sources in our theatres, with the largest related to the sale of pre-show and lobby advertising (through our advertising provider, Screenvision).  Additional ancillary revenues can come from corporate and group meeting sales, sponsorships, alternate auditorium uses and naming rights.  In addition, we are a party to a digital network affiliate agreement with NCM Fathom for the presentation of live and pre-recorded in-theatre events in 26 of our company-owned locations in multiple markets. The expanded programming, which has included live performances of the Metropolitan Opera, as well as sports, music and other events, has been well received by our customers and has the ability of providing revenue during our theatres’ slower periods.  We continue to pursue additional strategies to increase our ancillary revenue sources.

We also own a family entertainment center, Funset Boulevard, adjacent to our 14-screen movie theatre in Appleton, Wisconsin.  Funset Boulevard features a 40,000 square foot Hollywood-themed indoor amusement facility that includes a restaurant, party room, laser tag center, virtual reality games, arcade, outdoor miniature golf course and batting cages.

Hotels and Resorts Operations

Owned and Operated Hotels and Resorts

The Pfister Hotel

We own and operate the Pfister Hotel, which is located in downtown Milwaukee, Wisconsin.  The Pfister Hotel is a full service luxury hotel and has 307 guest rooms (including 82 luxury suites and 176 tower rooms), two restaurants, three cocktail lounges and a 275-car parking ramp.  The Pfister also has 24,000 square feet of banquet and convention facilities.  The Pfister’s banquet and meeting rooms accommodate up to 3,000 people and the hotel features two large ballrooms, including one of the largest ballrooms in the Milwaukee metropolitan area, with banquet seating for 1,200 people.  A portion of the Pfister’s first-floor space is leased for use by retail tenants.  In fiscal 2011, the Pfister Hotel earned its 35th consecutive four-diamond award from the American Automobile Association.  The Pfister is also a member of Preferred Hotels and Resorts Worldwide Association, an organization of independent luxury hotels and resorts, and the Association of Historic Hotels of America.  The hotel has a signature restaurant named the Mason Street Grill, as well as a state-of-the-art spa and salon.

The Hilton Milwaukee City Center

We own and operate the 729-room Hilton Milwaukee City Center.  Several aspects of Hilton’s franchise program have benefited this hotel, including Hilton’s international centralized reservation and marketing system, advertising cooperatives and frequent stay programs.  The Hilton Milwaukee City Center also features Paradise Landing, an indoor water park and family fun center that features water slides, swimming pools, a sand beach, lounge and restaurant.  The hotel also has two cocktail lounges, two restaurants and an 870-car parking ramp.  We recently completed major renovations to this hotel’s guestrooms, corridors and main lobby.  The Hilton Milwaukee City Center recently earned its first four-diamond award from the American Automobile Association.

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

The Grand Geneva Resort & Spa

We own and operate the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin, which is the largest convention resort in Wisconsin.  This full-facility destination resort is located on 1,300 acres and includes 355 guest rooms, over 60,000 square feet of banquet, meeting and exhibit space, over 13,000 square feet of ballroom space, three specialty restaurants, two cocktail lounges, two championship golf courses, several ski hills, two indoor and five outdoor tennis courts, three swimming pools, a spa and fitness complex, horse stables and an on-site airport.  In fiscal 2011, the Grand Geneva Resort & Spa earned its 13th consecutive four-diamond award from the American Automobile Association.  We recently completed a major renovation to this hotel’s exterior pool, WELL Spa, and guest rooms, including the hotel’s luxury suites.

Hotel Phillips

We own and operate the Hotel Phillips, a 217-room hotel in Kansas City, Missouri.  After purchasing and completely restoring this landmark hotel, we reopened it in September 2001.  The Hotel Phillips has conference rooms totaling 5,600 square feet of meeting space, a 2,300 square foot ballroom, a restaurant and a lounge.  We recently began a renovation to this hotel’s guest rooms, corridor and lobby and an enhancement to the hotel’s historic entry and exterior façade that is expected to be completed during our fiscal 2012.

InterContinental Milwaukee

We own and operate the InterContinental Milwaukee in Milwaukee, Wisconsin.  The InterContinental Milwaukee has 220 rooms, 12,000 square feet of flexible banquet and meeting space, on-site parking, a fitness center, a restaurant and a lounge and is located in the heart of Milwaukee’s theatre and financial district.

Skirvin Hilton

We are the principal equity partner and operator of the Skirvin Hilton hotel in Oklahoma City, Oklahoma, the oldest hotel in Oklahoma.  This historic hotel has 225 rooms, including 20 one-bedroom suites and one Presidential Suite.  The Skirvin Hilton benefits from the aspects of Hilton’s franchise program noted above and has a restaurant, lounge, fitness center, indoor swimming pool, business center and approximately 18,500 square feet of meeting space.  Pursuant to a previously signed joint venture agreement, our equity interest in this hotel will decrease from its current 99% to 60%, subject to certain adjustments, beginning in March 2012.

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

We manage the Hilton Minneapolis/Bloomington in Bloomington, Minnesota. This “business class” hotel offers 256 rooms, an indoor swimming pool, a club level, a fitness center, a business center and 9,100 square feet of meeting space.

During fiscal 2011, the Xona Resort Suites in Scottsdale, Arizona was sold by its owners and our management contract for this resort was terminated.

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

Employees

As of the end of fiscal 2011, we had approximately 6,200 employees, approximately 43% of whom were employed on a part-time basis.  A number of our (1) projectionists in Milwaukee, Wisconsin are covered by a collective bargaining agreement that expired on May 30, 2007, and are operating under the terms of the old agreement on a day-to-day basis; (2) hotel employees at the Crowne Plaza Northstar in Minneapolis, Minnesota are covered by a collective bargaining agreement that expires on April 30, 2014; (3) painters at the Sheraton Clayton Plaza Hotel are covered by a collective bargaining agreement that expires on August 31, 2013; (4) operating engineers at the Sheraton Clayton Plaza Hotel are covered by a collective bargaining agreement that expires on November 30, 2013; (5) hotel employees at the Sheraton Clayton Plaza Hotel are covered by a collective bargaining agreement that expires on December 14, 2011; (6) projectionists in Omaha, Nebraska are covered by a collective bargaining agreement that expired on March 31, 2011, and are operating under the terms of the old agreement on a day-to-day basis; (7) operating engineers at the Hilton Milwaukee City Center and Pfister Hotel are covered by collective bargaining agreements that expire on December 31, 2013 and April 30, 2014, respectively; (8) projectionists at Chicago locations are covered by a collective bargaining agreement that expired on July 7, 2011, and are operating under the terms of the old agreement on a day-to-day basis; (9) projectionists in Madison, Wisconsin are covered by a collective bargaining agreement that expires on April 5, 2012; (10) hotel employees at the Hilton Milwaukee City Center and the Pfister Hotel are covered by a collective bargaining agreement that expires on February 14, 2013; and (11) painters in the Hilton Milwaukee City Center and the Pfister Hotel are covered by a collective bargaining agreement that expires on May 31, 2013.

As of the end of fiscal 2011, approximately 13% of our employees are covered by a collective bargaining agreement, of which 13% are covered by an agreement that will expire within one year.

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

A Deterioration in Relationships with Film Distributors Could Adversely Affect Our Ability to Obtain Commercially Successful Films or Increase Our Costs to Obtain Such Films.

We rely on the film distributors for the motion pictures shown in our theatres.  Our business depends to a significant degree on maintaining good relationships with these distributors.  Deterioration in our relationships with any of the major film distributors could adversely affect our access to commercially successful films or increase our costs to obtain such films and adversely affect our business and results of operations.  Because the distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases, we cannot ensure a supply of motion pictures by entering into long-term arrangements with major distributors.  Rather, we must compete for licenses on a film-by-film and theatre-by-theatre basis and are required to negotiate licenses for each film and for each theatre individually.  We are periodically subject to audits on behalf of the film distributors to ensure that we are complying with the applicable license agreements.

Our Financial Results May be Adversely Impacted by Unique Factors Affecting the Theatre Exhibition Industry, Such as the Shrinking Video Release Window, the Increasing Piracy of Feature Films and the Increasing Use of Alternative Film Distribution Channels and Other Competing Forms of Entertainment.

Over the last decade, the average video release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available on video or DVD, has decreased from approximately six months to less than four and one-half months.  Some studios have experimented with a shorter window for a select number of films that might be released during traditionally slower seasons of the year.  In addition, several film studios recently began testing a new premium video on-demand (VOD) release window, whereby certain films were made available approximately two months after the theatre release date to select VOD providers and offered to consumers at a premium price point (approximately $30).  We can provide no assurance that these release windows, which are determined by the film studios, will not shrink further, which could have an adverse impact on our movie theatre business and results of operations.

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

Industry-wide Conversion to Digital Cinema May Increase Our Costs.

The theatre industry is in the process of a conversion from film-based media to digital-based media. We, along with many of our competitors, have commenced a roll-out of digital equipment for exhibiting feature films and plan to continue the roll-out during our fiscal 2012.  Several obstacles may exist that would impact our roll-out plan, including the cost of digital projectors and the supply of projectors by manufacturers.  In addition, we can provide no assurance that our selected digital cinema implementation company, Cinedigm, will not experience delays related to its financing and purchase of the equipment it intends to license to us.  As a result, our roll-out of digital equipment could be delayed.  If our roll-out is delayed, there is a risk that the film distributors could reduce the amount they are willing to contribute towards the conversion costs in the future or, less likely, choose to not provide film product at some point.  In addition, our agreement with Cinedigm assumes that we will continue to show a prescribed minimum number of films per year on our screens (less than our historical average).  If the number of films shown on our screens were to decrease below the levels called for in our agreement, we may be required to incur additional license fees related to the usage of the digital equipment.  Finally, we also can provide no assurance that we will not see an increase in related operating costs of the new media that would adversely affect our results of operations.

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

Our Results May be Seasonal, Resulting in Unpredictable and Varied Quarterly Results.

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

We own the real estate of a substantial portion of our facilities, including, as of May 26, 2011, the Pfister Hotel, the Hilton Milwaukee City Center, the Hilton Madison at Monona Terrace, the Grand Geneva Resort & Spa, the Hotel Phillips, the InterContinental Milwaukee, the Skirvin Hilton and the majority of our theatres.  We lease the remainder of our facilities.  As of May 26, 2011, we also managed two hotels for joint ventures in which we have an interest and eight hotels, resorts and other properties and two theatres that are owned by third parties.  Additionally, we own properties acquired for the future construction and operation of new facilities and we have an interest in a joint venture hotel managed by a third party.  All of our properties are suitably maintained and adequately utilized to cover the respective business segment served.

Our owned, leased and managed properties are summarized, as of May 26, 2011, in the following table:

Business Segment	Total Number of Facilities in Operation	Owned(1)	Leased from Unrelated Parties(2)	Managed for Related Parties	Managed for Unrelated Parties(2)
Theatres:
Movie Theatres	55	45	8	0	2
Family Entertainment Center	1	1	0	0	0
Hotels and Resorts:
Hotels	16	6	1	2	7
Resorts	1	1	0	0	0
Other Properties	1	0	0	0	1
Total	74	53	9	2	10

(1)	Six of the movie theatres are on land leased from unrelated parties. One of the hotels is owned by a joint venture in which we are the principal equity partner (99% as of May 26, 2011).

(2)	The eight theatres leased from unrelated parties have a total of 86 screens, and the two theatres managed for unrelated parties have a total of 11 screens.

Certain of the above individual properties or facilities are subject to purchase money or construction mortgages or commercial lease financing arrangements, but we do not consider these encumbrances, individually or in the aggregate, to be material.

All of our operating property leases expire on various dates after the end of fiscal 2012 (assuming we exercise all of our renewal and extension options).

Item 3.	Legal Proceedings.

Marnell Architecture, P.C. v. Platinum Condominium Development, LLC et al., Case No. A05498678C (Clark County, Nev.). On January 26, 2005, Marnell Architecture, P.C. (“Marnell”) filed a complaint against Platinum Condominium Development, LLC (“Platinum LLC”), one of our subsidiaries, in the Eighth Judicial District Court, Clark County, Nevada, alleging various claims related to architectural services rendered during the construction of the condominium units at its Platinum Hotel & Spa in Las Vegas, Nevada. In response, Platinum LLC filed various counterclaims stemming from Marnell’s breach of the written architectural agreement. A nine-day bench trial was concluded in July 2010. In December 2010, the court issued a decision and order finding in favor of Marnell and against Platinum LLC, awarding Marnell the principal amount of $528,000, plus attorneys’ fees, costs and prejudgment interest to be decided during post-trial proceedings. Platinum LLC will vigorously appeal the decision and order and the Company believes that there is a reasonable possibility that the judgment may be overturned. The Company believes not only that the judge inappropriately interpreted the contract in rendering his decision, but the plaintiff’s own billing records indicate that the plaintiff’s attorney may have had inappropriate ex parte communications with the judge. Platinum LLC has filed a motion for a new trial based on the ex parte communications. In addition, it has filed an appeal based on the judge’s application of the relevant laws and interpretation of the contract. The ultimate resolution of this matter could result in a loss ranging from $0 to $1,800,000.

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

On April 28, 2010, the plaintiffs filed a second amended complaint realleging most of the claims made in the amended complaint. On May 28, 2010, Platinum LLC and Marcus Management LV answered one count of the complaint and moved to dismiss the remaining counts of the complaint. On September 27, 2010, the plaintiffs filed a motion for leave to file a third amended complaint that names Marcus Hotels, Inc. (“Marcus Hotels”) as an additional defendant. On March 31, 2011, the court granted plaintiffs’ motion to file the third amended complaint and denied the defendants’ motion to dismiss the second amended complaint as moot. On January 11, 2011, the plaintiffs filed their motion for the court to certify a class on all claims. On February 11, 2011, the defendants filed their opposition to the motion for class certification. The motion for class certification remains pending with the court. Discovery in this matter has commenced.

Baroi, et al. v. Platinum Condominium Development, LLC, Case No. 09-CV-671 (D. Nev.) and Benson, et al. v. Platinum Condominium Development, LLC, et al, Case No. 09-CV-1301 (D. Nev.). On March 20, 2009, another complaint was filed in the Eighth Judicial District Court of Nevada for Clark County against Platinum LLC, which Platinum LLC subsequently removed to the United States District Court for the District of Nevada. On May 29, 2009, plaintiffs in Baroi amended their complaint and named Marcus Management LV, as well as two of our other subsidiaries, Marcus Development, LLC (“Marcus Development”) and Marcus Hotels, as additional defendants. On July 2, 2009, Marcus Management LV, Marcus Development, and Marcus Hotels moved to dismiss the amended complaint. That motion was granted, without prejudice, and with leave to amend.

In addition, on July 17, 2009, the Benson action was filed in the United States District Court for the District of Nevada, and the complaint made allegations similar to those of the Baroi action. The Benson action also named Platinum LLC, Marcus Management LV, Marcus Development and Marcus Hotels as defendants.

Subsequent to the District of Nevada’s order in Baroi granting the motion to dismiss of Marcus Management LV, Marcus Development, and Marcus Hotels, the plaintiffs in Baroi and Benson agreed to consolidate the two actions. On January 25, 2010, the plaintiffs filed a consolidated amended complaint against Platinum LLC, Marcus Management LV, and Marcus Hotels. The plaintiffs did not name Marcus Development as a defendant. The consolidated amended complaint seeks declaratory relief and an unspecified amount of damages, and alleges violations of Nevada law and that the defendants made various misrepresentations in connection with the Platinum Hotel & Spa development in Las Vegas, Nevada. On March 16, 2010, Marcus Management LV answered the consolidated amended complaint, and Platinum LLC answered it in part and moved to dismiss it in part. Marcus Hotels moved to dismiss the complaint in its entirety. On July 2, 2010, the court granted the defendants’ motions to dismiss the claim for declaratory relief and denied the motion with respect to all other counts. On July 19, 2010, the defendants answered the consolidated amended complaint. On October 18, 2010, the plaintiffs filed a third amended complaint alleging additional violations of additional Nevada and federal law. On December 2, 2010, the defendants answered the third amended complaint and moved to dismiss the newly alleged claims. On February 14, 2011, the court denied the motion to dismiss, after which the defendants answered the newly added claims. Discovery in this matter has commenced, with more than 20 depositions having already been taken.  Expert witnesses have been retained, and they are currently preparing their reports.

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

EXECUTIVE OFFICERS OF THE COMPANY

Each of our executive officers is identified below together with information about each officer’s age, position and employment history for at least the past five years:

Name	Position	Age
Stephen H. Marcus	Chairman of the Board	76
Gregory S. Marcus	President and Chief Executive Officer	46
Bruce J. Olson	Senior Vice President and President of Marcus Theatres Corporation	61
Thomas F. Kissinger	Vice President, General Counsel and Secretary	51
Douglas A. Neis	Chief Financial Officer and Treasurer	52
William J. Otto	President and Chief Operating Officer of Marcus Hotels, Inc.	55

Stephen H. Marcus has been our Chairman of the Board since December 1991. He served as our Chief Executive Officer from December 1988 to January 2009 and as our President from December 1988 until January 2008. Mr. Marcus has worked at our company for 48 years.

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

Set forth below is a graph comparing the annual percentage change during our last five fiscal years in our cumulative total shareholder return (stock price appreciation on a dividend reinvested basis) of our Common Shares to the cumulative total return of: (1) a composite peer group index selected by us and (2) companies included in the Russell 2000 Index.  The composite peer group index is comprised of the Dow Jones U.S. Hotels Index (weighted 45%) and a theatre index that we selected that includes Regal Cinemas and Carmike Cinemas (weighted 55%).

The indices within the composite peer group index are weighted to approximate the relative annual revenue contributions of each of our continuing business segments to our total annual revenues over the past several fiscal years.  The shareholder returns of the companies included in the Dow Jones U.S. Hotels Index and the theatre index that we selected are weighted based on each company’s relative market capitalization as of the beginning of the presented periods.

From May 25, 2006 to May 26, 2011

Source:  Zacks Investment Research, Inc.

	5/25/06	5/31/07	5/29/08	5/28/09	5/27/10	5/26/11

The Marcus Corporation	$100	$133.78	$100.25	$64.71	$68.89	$66.91

Composite Peer Group Index (1)	100	118.24	105.41	70.80	97.71	122.51

Russell 2000 Index	100	127.71	104.47	85.56	109.27	108.21

(1)  Weighted 45.0% for the Dow Jones U.S. Hotels Index and 55.0% for the Company-selected Theatre Index.

(b)           Market Information

Our Common Stock, $1 par value, is listed and traded on the New York Stock Exchange under the ticker symbol “MCS.”  Our Class B Common Stock, $1 par value, is neither listed nor traded on any exchange.  During each quarter of fiscal 2010 and fiscal 2011, we paid a dividend of $0.085 per share on our Common Stock and $0.07727 per share on our Class B Common Stock. The following table lists the high and low sale prices of our Common Stock for the periods indicated (NYSE trading information only).

Fiscal 2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$12.78	$13.48	$14.59	$13.30
Low	$8.60	$10.69	$11.51	$10.20

Fiscal 2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$14.35	$14.25	$13.50	$14.00
Low	$9.54	$11.14	$10.04	$10.03

On August 5, 2011, there were 1,585 shareholders of record of our Common Stock and 44 shareholders of record of our Class B Common Stock.

(c)           Stock Repurchases

As of May 26, 2011, our Board of Directors had authorized the repurchase of up to 6.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise.  The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock plans or other general corporate purposes.  Under these authorizations, we have repurchased approximately 4.8 million shares of Common Stock as of May 26, 2011.  These authorizations do not have an expiration date.

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated.  All of these repurchases were made in the open market and pursuant to the publicly announced repurchase authorization described above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
February 25 – March 26	834	$12.99	834	1,841,073
March 27 – April 26	-	-	-	1,841,073
April 27 – May 26	682	10.50	682	1,840,391
Total	1,516	$11.87	1,516	1,840,391

Item 6.	Selected Financial Data.

Five-Year Financial Summary

	F2011	F2010	F2009	F2008	F2007
Operating Results
(in thousands)
Revenues(1)	$377,004	379,069	383,496	371,075	327,631
Earnings from continuing operations(1)	$13,558	16,115	17,200	20,486	33,927
Net earnings	$13,558	16,115	17,200	20,486	33,297
Common Stock Data(2)
Earnings per common share – continuing operations(1)	$.46	.54	.58	.68	1.10
Net earnings per common share	$.46	.54	.58	.68	1.08
Cash dividends per common share	$.34	.34	.34	.34	.32
Weighted average shares outstanding	29,657	29,910	29,819	30,230	30,807
(in thousands)
Book value per share	$11.42	11.23	10.98	10.69	10.51
Financial Position
(in thousands)
Total assets	$694,446	704,411	711,523	721,648	698,383
Long-term debt	$197,232	196,833	240,943	252,992	199,425
Shareholders’ equity	$339,480	335,796	327,440	317,493	319,509
Capital expenditures and acquisitions	$25,186	25,082	35,741	64,937	186,752
Financial Ratios
Current ratio	.39	.35	.37	.53	.47
Debt/capitalization ratio	.39	.41	.44	.47	.45
Return on average shareholders’ equity	4.0%	4.9%	5.3%	6.4%	10.7%

(1)	Fiscal 2007 presents limited-service lodging, the Miramonte Resort and Marcus Vacation Club as discontinued operations.
(2)	All per share and shares outstanding data is on a diluted basis. Earnings per share data is calculated on our Common Stock using the two class method.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General

We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May.  Fiscal 2011, fiscal 2010 and fiscal 2009 were 52-week years.  We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks.  Our primary operations are reported in two business segments: theatres and hotels and resorts.

Fiscal 2012 will be a 53-week year and we anticipate that our reported results for fiscal 2012 will benefit from the additional week of reported operations.  The last time we had a 53-week year was during our fiscal 2007.  Our additional 53rd week of operations that year benefited both of our operating divisions and contributed approximately $9.5 million, or 3.0%, in additional revenues and $2.9 million, or 7.6%, in additional operating income to our fourth quarter and fiscal 2007 results, although there can be no assurance that we will realize similar benefits in fiscal 2012.  Historically, the additional week of operations has particularly benefited our theatre division, as it includes the traditionally strong Memorial Day weekend.

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

Consolidated Financial Comparisons

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the past three fiscal years (in millions, except for per share and percentage change data):

			Change F11 v. F10			Change F10 v. F09
	F2011	F2010	Amt.	Pct.	F2009	Amt.	Pct.
Revenues	$377.0	$379.1	$(2.1)	-0.5%	$383.5	$(4.4)	-1.2%
Operating income	33.5	36.2	(2.7)	-7.5%	43.4	(7.2)	-16.6%
Other income (expense)	(11.7)	(11.0)	(0.7)	-6.3%	(16.0)	5.0	31.5%
Net earnings	$13.6	$16.1	$(2.5)	-15.9%	$17.2	$(1.1)	-6.3%
Net earnings per common share - diluted	$0.46	$0.54	$(0.08)	-14.8%	$0.58	$(0.04)	-6.9%

Fiscal 2011 versus Fiscal 2010

Our revenues, operating income (earnings before other income/expense and income taxes) and net earnings for fiscal 2011 decreased compared to the prior year due primarily to reduced operating results from our theatre division.  Fiscal 2011 revenues and operating income in our theatre division decreased compared to last year due to reduced attendance as a result of a weaker slate of films.  Improved operating results from our hotels and resorts division, primarily resulting from increased occupancy, partially offset the declines in our theatre division results during fiscal 2011.  Net earnings during fiscal 2011 were negatively impacted by two unusual pre-tax adjustments to investment income and losses on disposition of property, equipment and other assets totaling approximately $1.8 million, or approximately $0.04 per diluted common share.  A reduction in our interest expense and an increase in our equity earnings from joint ventures favorably impacted our net earnings during fiscal 2011 compared to the prior year.

Comparisons to our fiscal 2010 operating results were also unfavorably impacted by the fact that our fiscal 2010 operating results benefited from a change in estimate related to our deferred gift card revenue.  As a result of this change in estimate, we reported cumulative gift card breakage income of $3.0 million (pre-tax) during our fiscal 2010 third quarter, of which approximately $2.4 million (pre-tax), or approximately $0.05 per diluted common share, related to fiscal years 2009 and earlier.  Our theatre division benefited the most from this change in estimate, recognizing approximately $2.5 million (pre-tax) of gift card breakage income during our fiscal 2010 third quarter, of which approximately $2.0 million related to fiscal years 2009 and earlier.  Based upon recent redemption levels, we estimate our annual breakage to be in the $600,000-$700,000 range.  If gift card sales continue to increase in the future, our annual breakage income also is expected to increase.

Conversely, comparisons to last year’s operating results were favorably impacted by the fact our fiscal 2010 operating results included a one-time pension withdrawal liability in our theatre division of $1.4 million (pre-tax) and a non-cash impairment charge in our hotels and resorts division of $2.6 million (pre-tax).  Together, these two adjustments negatively impacted our fiscal 2010 operating income by approximately $4.0 million (pre-tax) and our net earnings per diluted common share by approximately $0.08.

We recognized an investment loss of $365,000 during fiscal 2011, representing a decrease of nearly $1.0 million compared to investment income of $607,000 during the prior year.   Investment income has historically included interest earned on cash, cash equivalents and notes receivable, including notes related to prior sales of timeshare units in our hotels and resorts division.  The decrease in investment income was primarily attributable to an approximately $700,000 reduction in the estimate of interest income earned to date on the funds we advanced several years ago in conjunction with the public portion of a parking garage built adjacent to our Hilton Milwaukee City Center property.  We continue to project full repayment of all funds advanced for this garage, albeit with interest earned at a lower interest rate than originally anticipated.  We do not expect any additional significant revisions to this estimate in the future.  Investment income also declined due to the fact that the outstanding principal on interest-paying loans from our former timeshare business continued to be reduced.  We currently expect to return to reporting investment income during fiscal 2012, although the amount will likely be less than the amount reported during fiscal 2010.

Our interest expense totaled $10.4 million for fiscal 2011, representing a decrease of approximately $800,000, or 7.8%, compared to fiscal 2010 interest expense of $11.2 million.  The decrease in interest expense was the result of reduced borrowings during the current year, primarily due to the fact that our cash flows from operating activities continued to exceed our capital expenditures and dividend payments.  Barring an event that would require significantly more borrowings during fiscal 2012 than currently planned (such as an acquisition or significant share repurchases), and assuming short-term interest rates do not increase significantly during fiscal 2012, we currently believe our interest expense may only increase slightly during fiscal 2012 compared to fiscal 2011.

We reported net losses on disposition of property, equipment and other assets of $1.5 million during fiscal 2011, compared to net losses of $25,000 during fiscal 2010.  An adverse legal judgment during our fiscal 2011 third quarter relating to architectural services rendered during the construction of the condominium units at our Platinum Hotel & Spa in Las Vegas contributed to the increased net losses during fiscal 2011.  The largest portion of the judgment, totaling approximately $750,000, has been reported as a loss on disposition of property, equipment and other assets because the majority of the construction costs associated with the Platinum project were deducted from proceeds from the sale of the condominium units, resulting in gains on disposition reported in prior years.  The remaining portion of the $1.1 million liability accrued as a result of this judgment relates to legal fees and reduced our hotel division operating income during fiscal 2011.

Due to the fact that a judgment was rendered against us, it was necessary to accrue for this matter. However, we are vigorously appealing the judgment and believe that there is a reasonable possibility that the judgment may be overturned.  We believe not only that the judge incorrectly interpreted the contract in rendering his decision, but the plaintiff’s own billing records indicate that the plaintiff’s attorney may have had inappropriate ex parte communications with the judge.  We have filed a motion for a new trial based on the ex parte communications and have filed an appeal based on the judge’s application of the relevant laws and interpretation of the contract.

Fiscal 2011 losses from disposition of property, equipment and other assets also include the write-off of selected furniture, fixtures and equipment that were recently replaced in conjunction with renovations at several of our properties.  Comparisons to last year’s gains and losses from disposition of property, equipment and other assets were also negatively impacted by the fact that our fiscal 2010 operating results included a favorable legal settlement of approximately $400,000 related to the original construction of the condominium units at our Platinum Hotel & Spa in Las Vegas, Nevada.

The timing of our periodic sales of property, equipment and other assets results in variations each year in the gains or losses that we report on dispositions of property, equipment and other assets.  We anticipate the potential for additional disposition gains from periodic sales of non-core property and equipment during fiscal 2012 and beyond.  In particular, we have the potential to report a significant gain sometime during the next several years from the potential sale of an existing theatre parcel in Madison, Wisconsin that we intend to replace with a new theatre.

We reported net equity earnings from unconsolidated joint ventures of $545,000 during fiscal 2011 compared to losses of $337,000 during the prior year.  Earnings and losses during fiscal 2011 and 2010 included our share of results from two hotel joint ventures in which we have a 15% ownership interest and our remaining Baymont 50% joint venture.  Our fiscal 2011 operating results benefited by the fact that one of our hotel joint ventures reported a gain during our fiscal 2011 third quarter related to a favorable refinancing of its debt.  Other than the unfavorable comparison we will likely have during the fiscal 2012 third quarter due to the aforementioned debt refinancing gain reported during fiscal 2011, we currently do not expect significant variations in net equity gains or losses from unconsolidated joint ventures during fiscal 2012 compared to fiscal 2011.

We reported income tax expense for fiscal 2011 of $8.3 million, a decrease of approximately $800,000, or 9.3%, compared to fiscal 2010 income tax expense of $9.1 million.  Our effective income tax rate during fiscal 2011 was 37.8%, slightly higher than our fiscal 2010 effective rate of 36.1%.  This higher rate was primarily due to a favorable decrease in our liability for unrecognized tax benefits as a result of a lapse of the applicable statute of limitations during fiscal 2010.  As of May 26, 2011, examination of our consolidated federal income tax returns by the Internal Revenue Service (IRS) had concluded for fiscal 2007 and fiscal 2008 and certain issues related to this examination are currently under appeal.  As a result of recent settlement discussions with the IRS, we believe our liability for unrecognized tax benefits may decrease during fiscal 2012 by up to $2.5 million, of which approximately $400,000 may favorably impact our fiscal 2012 effective income tax rate.  We currently anticipate that our fiscal 2012 effective income tax rate will remain close to its historical range of 38-40%, excluding any further changes in our liability for unrecognized tax benefits or potential changes in federal and state income tax rates.

Weighted-average shares outstanding were 29.7 million during fiscal 2011 and 29.9 million during fiscal 2010.  All per share data is presented on a diluted basis.

Fiscal 2010 versus Fiscal 2009

Our revenues, operating income and net earnings for fiscal 2010 decreased compared to the prior year due entirely to reduced operating results from our hotels and resorts division.  Fiscal 2010 revenues and operating income in our theatre division increased compared to the prior year, partially offsetting the hotels and resorts results, due in part to a strong slate of films.  Fiscal 2010 operating results from our hotels and resorts division were negatively impacted by reduced business spending on travel due to the economic environment, resulting in lower average daily rates and reduced year-to-date occupancies compared to the prior year.  A reduction in our interest expense favorably impacted our net earnings during fiscal 2010 compared to the prior year.  Comparisons to fiscal 2009 results were also favorably impacted by significant unusual investment losses and losses on property, equipment and other assets during fiscal 2009 totaling approximately $0.07 per diluted common share.

Our fiscal 2010 operating results also benefited from a change in estimate related to our deferred gift card revenue.   We introduced a gift card program in our theatre division several years ago and subsequently expanded it to our hotels and resorts division. With very little history as to redemption patterns, we had been taking a very conservative approach to our deferred gift card liability.  During our fiscal 2010 third quarter, we determined that we had enough historical gift card redemption data available to support a change in estimate of our gift card liability.  Accordingly, gift card breakage income is now recognized based upon our historical redemption patterns and represents the gift card balances for which we believe customer redemption is remote.

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

Our interest expense totaled $11.2 million for fiscal 2010, representing a decrease of approximately $2.8 million, or 19.5%, compared to fiscal 2009 interest expense of $14.0 million.  The decrease in interest expense was the result of reduced borrowings and lower short-term interest rates during fiscal 2010.  We were able to fund our fiscal 2010 capital expenditures out of operating cash flow, eliminating the need for additional incremental debt during the year.  Current maturities of long-term debt on our balance sheet as of May 27, 2010 included a $25.2 million mortgage note related to our Chicago hotel with a maturity date in February 2011.  The maturity date of most of this note was extended during fiscal 2011, resulting in the majority of this amount being reclassified as long-term debt.

We reported a small net loss on disposition of property, equipment and other assets of $25,000 during fiscal 2010, compared to net losses of $814,000 during fiscal 2009.  During fiscal 2009, we incurred a loss of approximately $1.1 million related to an adjustment of prior pro-rated gains recorded on the sale of condominium units at our Platinum Hotel & Spa in Las Vegas, Nevada.  Excluding this unusual adjustment, the remaining fiscal 2009 gain on disposition of property, equipment and other assets was primarily the result of the sale of an outlot on a theatre land parcel.

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

Current Plans

Our aggregate capital expenditures, acquisitions and purchases of interests in joint ventures were approximately $25 million during fiscal 2011 and 2010 compared to $36 million during fiscal 2009.  We currently anticipate that our fiscal 2012 capital expenditures, including potential purchases of interests in joint ventures (but excluding any other potential acquisitions) may be in the $50-$90 million range.  We will, however, continue to monitor our operating results and economic and industry conditions so that we may adjust our plans accordingly.

Our current strategic plans include the following goals and strategies:

•
After opening three new theatres (including our prototype Majestic theatre in Brookfield, Wisconsin), adding three more successful 72-foot wide UltraScreens® at existing locations and acquiring 18 theatres and 205 screens in adjacent markets during the last five fiscal years, our current plans for growth in our theatre division include several opportunities for new theatres and screens.  We continue to review opportunities to build additional new locations – we currently own land in six different communities that may be used for new theatres at a future date.  Ultimately, we may choose to build one to two new theatres per year.  We will also continue to look for selected opportunities to expand our successful UltraScreen concept at new and existing locations (we currently have 13 of these very popular screens).  Our UltraScreens have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens.  In addition, we are very pleased with the results of our last two acquisitions of theatre circuits and we will continue to consider additional potential acquisitions as opportunities arise.

•
During the last two fiscal years, an increasing portion of our box office receipts has resulted from digital 3D presentations of films.  As a result, we have significantly expanded our digital 3D footprint and currently have the ability to offer digital 3D presentations in 104, or approximately 15%, of our screens.  Eight of these new digital 3D systems were installed in our signature 70-foot wide UltraScreens in select locations.  These 3D screens are among the largest in North America and have been branded as UltraScreen XL3D.  With a broad roll-out of digital cinema planned during our fiscal 2012, we will have the ability to increase the number of digital 3D capable screens we offer to our guests in the future, subject to the number of digital 3D films anticipated to be released during future periods and the customers’ response to these 3D releases.

•
In July 2011, we signed a master license agreement with a subsidiary of Cinedigm Digital Cinema Corp. to deploy digital cinema systems in approximately 630 of our first-run screens at 47 company-owned locations (including previously installed systems).  When completed, state-of-the-art digital projection technology will be offered at virtually all screens operated by our theatre division.  Installation of the first new systems is expected to begin later during the summer of 2011, with the balance scheduled to be completed by the end of calendar 2011.  The costs to deploy this new technology will be covered primarily through the payment of virtual print fees from studios to our selected implementation company, Cinedigm.  Under the terms of the agreement, Cinedigm’s subsidiary will purchase the digital projection systems and license them to us under a long-term arrangement.  Our goals from digital cinema include delivering an improved film presentation to our guests, increasing scheduling flexibility, providing a platform for additional 3D presentations as needed, as well as maximizing the opportunities for alternate programming that may be available with this technology.

•
We continue to explore opportunities to further enhance our food and beverage offerings within our existing theatres.  Currently, three of our theatres offer an expanded concession Hot Zone that serves pizza, hamburgers, wraps, sandwiches and other hot appetizers and two of our theatres offer our Take Five Lounge which serves alcoholic beverages.  Capitalizing on the success of the Zaffiro’s pizza brand first offered at our flagship Majestic theatre in Brookfield, Wisconsin, we opened our first full-service restaurant within a theatre complex (Zaffiro’s Pizzeria and Bar) at the North Shore Cinema in May 2009.  During fiscal 2010, we expanded our exclusive, recently re-named, Big Screen Bistro in-theatre dining concept (also first introduced at the Majestic), to all five screens of a theatre we are managing for another owner in Omaha, Nebraska, and late in fiscal 2011 we converted two additional auditoriums at the Majestic into the Big Screen Bistro concept.  With each of these strategies, our goal continues to be to introduce and maintain entertainment destinations that further define and enhance the customer value proposition for movie-going.  During fiscal 2012, our current plans include the possible addition of two more Zaffiro’s Pizzeria and Bar’s, several additional Take Five Lounge’s and the conversion of several more auditoriums into the Big Screen Bistro concept.  As always, we will also continue to maintain and enhance the value of our existing theatre assets by regularly upgrading and remodeling our theatres in order to keep them looking fresh and new.  In order to accomplish the strategies noted above, we currently anticipate that our fiscal 2012 capital expenditures in this division may total up to approximately $25-$35 million, excluding any potential acquisitions.

•
In addition to the growth strategies described above, our theatre division continues to focus on several strategies designed to further improve the profitability of our existing theatres.  These strategies include various cost control efforts as well as plans to expand ancillary theatre revenues, such as pre-show advertising (through our advertising provider, Screenvision), lobby advertising, additional corporate and group sales, sponsorships and alternate auditorium uses.  We also continue to have a non-exclusive digital network affiliate agreement with NCM Fathom for the presentation of live and pre-recorded in-theatre events at 26 of our company-owned locations in multiple markets.  The expanded programming, which has included live performances of the Metropolitan Opera, as well as sports, music and other events, continues to be well received by our customers and should benefit our future operating results by providing revenue during our theatres’ slower times. As described earlier, the addition of digital technology throughout our circuit may provide us with additional opportunities to obtain non-motion picture programming from other new and existing content providers.

•
Although the economic environment during the past couple of years has slowed hotel development and acquisition activity in the short-term, our hotels and resorts division remains committed to increasing the number of rooms under management in the coming years.  We continue to pursue additional growth opportunities, with an emphasis on management contracts for other owners.  A number of the projects that we are currently exploring may also include some small equity investments, similar to investments we have made in the past with strategic equity partners.  Although total revenues from an individual hotel management contract are significantly less than from an owned hotel, the operating margins are significantly higher due to the fact that all direct costs of operating the property are borne by the owner of the property.  Management contracts provide us with an opportunity to increase our total number of managed rooms without a significant investment, thereby increasing our returns on equity from this division.  With a large number of hotels across the country experiencing financial difficulties due to reduced operating results and high debt service costs in recent years, we believe the opportunities to acquire high quality hotels or management contracts at attractive valuations will likely increase in the future for well-capitalized companies such as ours.  We have recently added a highly-experienced senior development associate to our corporate staff in order to further accelerate our efforts to invest or co-invest in attractive hotel opportunities.

•
Unlike theatre assets, where the majority of the return on investment comes from the annual cash flow generated by operations, a portion of the return on a hotel investment is derived by effective portfolio management, which includes determining the proper branding strategy for a given asset along with the proper level of investment and upgrades, as well as identifying an effective divestiture strategy for the asset when appropriate.  Our past hotel investments have been very opportunistic as we have acquired assets at favorable terms and then improved the properties and operations in order to create value.  Depending upon market conditions, we will periodically evaluate existing or future individual hotel assets in order to determine whether a divestiture strategy may be appropriate for that asset.  While we do not currently anticipate divesting any particular hotel assets during fiscal 2012, we would consider an opportunity to sell a particular hotel if we determined that such action was in the best interest of our shareholders.

•
Our plans for our hotels and resorts division also include continued reinvestment in our existing properties in order to maintain and increase their value.  During the last two years, we completed a major guest room renovation at the Hilton Milwaukee City Center, as well as a guest room renovation and pool and spa update at our Grand Geneva Resort.  Guest response to these renovations has been very positive and both properties contributed to our improved operating results during fiscal 2011.  Our fiscal 2012 hotels and resorts capital expenditures, which will include additional reinvestments in our existing assets as well as possible equity investments in new projects, may total up to approximately $25-$35 million, excluding any possible acquisitions.

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

•
In addition to growth strategies in our operating divisions, we are also leveraging our real estate experience by pursuing an opportunity to be the developer of a mixed use retail development currently proposed on the site of one of our former theatres in the Town of Brookfield, Wisconsin.  We had previously reported our intention to sell this valuable land parcel, but an opportunity surfaced to acquire an adjacent parcel and develop a high quality town center anchored by a Von Maur department store.  We are currently seeking local government financial support for certain infrastructure costs related to this project, which we have named The Corners of Brookfield, and we are currently completing design specifications and construction cost estimates as well as assessing leasing interest in the project.  Our portion of the total cost of the project may exceed $100 million and we are currently planning for construction to begin in Spring 2012 with an opening planned for the second half of calendar 2013.  The actual timing and extent of our capital expenditures for this project may change, depending upon the satisfactory and timely completion of the items noted above.  It is possible that we may incur capital expenditures during our fiscal 2012 of up to $20 million on this project related to the acquisition of the adjacent land and initial construction costs.

•
In addition to operational and growth strategies in our operating divisions, we continue to seek additional opportunities to enhance shareholder value, including strategies related to our dividend policy, share repurchases and asset divestitures.  During the past three years, we maintained our regular quarterly common stock cash dividend at $0.085 per share despite the difficult economic environment.  We also repurchased approximately 389,000 shares of our common stock during fiscal 2011 and 70,000 shares during fiscal 2010 under our existing board stock repurchase authorizations.  We will also continue to evaluate opportunities to sell real estate when appropriate, benefiting from the underlying value of our real estate assets.  In addition to the previously mentioned potential sale of a valuable existing theatre in Madison, Wisconsin, we plan to evaluate opportunities to sell additional out-parcels at our new theatre developments in Green Bay and Sturtevant, Wisconsin in addition to other non-operating and/or non-performing real estate in our portfolio.

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

Theatres

Our oldest and most profitable division is our theatre division.  The theatre division contributed 55.0% of our consolidated revenues and 84.7% of our consolidated operating income, excluding corporate items, during fiscal 2011, compared to 59.1% and 96.9%, respectively, during fiscal 2010 and 56.1% and 81.8%, respectively, during fiscal 2009.  The theatre division operates motion picture theatres in Wisconsin, Illinois, Ohio, Minnesota, Iowa, North Dakota and Nebraska and a family entertainment center in Wisconsin.  The following tables set forth revenues, operating income, operating margin, screens and theatre locations for the last three fiscal years:

			Change F11 v. F10			Change F10 v. F09
	F2011	F2010	Amt.	Pct.	F2009	Amt.	Pct.
	(in millions, except percentages)
Revenues	$207.3	$224.1	$(16.8)	-7.5%	$215.3	$8.8	4.1%
Operating income	$37.3	$44.7	$(7.4)	-16.6%	$43.7	$1.0	2.5%
Operating margin	18.0%	20.0%			20.3%

Number of screens and locations at fiscal year-end (1) (2)	F2011	F2010	F2009
Theatre screens	684	668	663
Theatre locations	55	54	53
Average screens per location	12.4	12.4	12.5

(1)	Includes 11 screens at two locations managed for other owners in F2011 and F2010 and 6 screens at one location in F2009.
(2)
Includes 21 budget screens at three locations in all three years.  Compared to first-run theatres, budget theatres generally have lower box office revenues and associated film costs, but higher concession sales as a percentage of box office revenues.

The following table further breaks down the components of revenues for the theatre division for the last three fiscal years:

			Change F11 v. F10			Change F10 v. F09
	F2011	F2010	Amt.	Pct.	F2009	Amt.	Pct.
			(in millions, except percentages)
Box office revenues	$132.5	$142.7	$(10.2)	-7.1%	$137.3	$5.4	3.9%
Concession revenues	64.3	67.8	(3.5)	-5.3%	67.9	(0.1)	-0.1%
Other revenues	10.5	13.6	(3.1)	-22.5%	10.1	3.5	35.3%
Total revenues	$207.3	$224.1	$(16.8)	-7.5%	$215.3	$8.8	4.1%

Fiscal 2011 versus Fiscal 2010

Our theatre division fiscal 2011 revenues, operating income and operating margin decreased compared to the prior year due primarily to a decrease in total theatre attendance at comparable theatres of 9.6% during fiscal 2011 compared to the prior year. The comparable theatre decrease in attendance occurred primarily during our fiscal 2011 third quarter. Attendance decreased by over 23% during our fiscal 2011 third quarter and was attributable to a weak slate of films released during the holiday and winter season compared to the record performance of films released during the same period in fiscal 2010.  In fact, four third quarter films last year – Avatar (the highest grossing movie of all time), The Blind Side, Alvin and the Chipmunks: the Squeakquel and Sherlock Holmes – outperformed our top third quarter film this year, True Grit.

Our fiscal 2011 comparable theatre decrease in attendance also resulted from attendance decreases during the first two weeks of our fiscal year, as a result of this year’s Memorial Day film holdovers and early June releases not performing as well as last year’s comparative pictures.  In addition, we also reported an attendance decline during the last week of our fiscal 2011 second quarter due to the record performance last year of the popular sequel, The Twilight Saga: New Moon as well as a strong opening of the surprise hit The Blind Side.  Conversely, comparable attendance increased by nearly 2% during our fiscal 2011 fourth quarter compared to the same period last year due to strong April and May 2011 film product.

Fiscal 2011 comparisons to our fiscal 2010 record operating results were also negatively impacted by the previously described fiscal 2010 change in our gift card breakage income estimate.  Conversely, our fiscal 2011 operating income benefited slightly compared to the prior year due to the fact that last year’s operating results were negatively impacted by a $1.4 million pre-tax adjustment for a pension withdrawal liability. This one-time liability related to our decision to withdraw from an underfunded multi-employer Chicago projectionist union pension plan.

Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a film is released to other channels, including video on-demand (VOD) and DVD.  These are factors over which we have no control.  While the DVD release window has remained very steady at approximately 130 days for several years, several film studios recently began testing a new premium VOD release window, whereby certain films were made available approximately 60 days after the theatre release date to select VOD providers and offered to consumers at a premium price point (approximately $30).  We have expressed our concerns to the studios regarding the impact such a new window may have on future box office receipts.  We have also indicated that we would seek adjustments in the current financial arrangements we have with film studios upon the enactment of a premium VOD release window.

We believe that the most significant factor contributing to variations in attendance during fiscal 2011, as in other years, was the quantity and quality of film product released during the respective quarters compared to the films released during the same quarters last year.  As an indication of the weaker film product during fiscal 2011, blockbusters (generally defined as films grossing more than $100 million nationally) accounted for a decreased portion of our total box office revenues during fiscal 2011, with our top 15 performing films accounting for only 34% of our fiscal 2011 box office revenues compared to 42% during fiscal 2010.  The following five top performing fiscal 2011 films accounted for nearly 17% of our total box office revenues and produced the greatest box office revenues for our circuit:  Toy Story 3, Harry Potter and the Deathly Hallows – Part I, The Twilight Saga: Eclipse, Inception and Despicable Me.

The quantity of total films shown in our theatres increased slightly during fiscal 2011, although the number of wide releases from the six major studios declined slightly.  A film is generally considered a wide release if it is shown on over 600 screens nationally.  We played 177 films (including 28 digital 3D films) and 41 alternate content attractions at our theatres during fiscal 2011 compared to 168 films (including 15 digital 3D films) and 41 alternate content attractions during fiscal 2010.  Based upon projected film and alternate content availability, we currently estimate that we may show a similar number of films and attractions on our screens during fiscal 2012 compared to fiscal 2011.  There are currently approximately 35 digital 3D films scheduled to be released during our fiscal 2012.  Generally, a decrease in the quantity of films released, particularly from the six major studios, reduces the potential for more blockbusters in any given year, but an increase in the quantity of 3D films increases the potential for a higher average ticket price.

During fiscal 2011, our average ticket price increased 1.7% compared to the prior year, attributable primarily to selected price increases and premium pricing for our digital 3D and UltraScreen® attractions.  Our increase in average ticket price was minimal during fiscal 2011 due in part to the fact that last year’s top performing film, Avatar, derived the majority of its box office receipts from higher priced 3D presentations.  In addition, we believe changes in film product mix also had a negative impact on our average ticket price during fiscal 2011.  During fiscal 2011, three of our top six performing films were animated films that typically target a younger (i.e. lower priced) audience, compared to only one of our top six films during fiscal 2010.

Our average concession sales per person increased 3.8% during fiscal 2011 compared to the prior year.  Pricing, concession product mix and film product mix are the three primary factors that impact our concession sales per person.  Selected price increases, a change during the second half of our fiscal year from sales tax inclusive pricing to sale taxes added pricing, and a change in concession product mix, including increased sales of higher priced non-traditional food and beverage items in our theatres, were the primary reasons for our increased average concession sales per person during fiscal 2011.  In particular, price increases in the second half of our fiscal 2011 contributed to increased average concession sales per person of 6.3% and 7.5%, respectively, during our fiscal 2011 third and fourth quarters compared to the prior year same periods.  Film product mix (for example, films that appeal to families and teenagers generally produce better than average concession sales) may also have had a small impact on our average concession sales per person during fiscal 2011.

Our theatre division’s operating margin decreased to 18.0% during fiscal 2011, compared to 20.0% in fiscal 2010.  As described earlier, reduced attendance negatively impacts our operating margins, particularly because it generally impacts on our high-margin concession revenues.  In addition, other revenues, which include management fees, pre-show advertising income, family entertainment center revenues and gift card breakage income, decreased during fiscal 2011 compared to the prior year due to the previously described fiscal 2010 change in our gift card breakage income estimate, which unfavorably impacted our fiscal 2011 operating margin comparison to the prior year.  Conversely, the fact that a lower percentage of our box office revenues were attributable to our highest grossing films contributed to slightly lower film costs during fiscal 2011, partially offsetting the impact of the reduced attendance on our margins.   Lower grossing films historically have a lower film cost as a percentage of box office revenues than higher grossing “blockbuster” films and therefore, our operating margin often benefits when we have a smaller number of higher grossing films.

We believe we can increase our operating margin in our theatre division during fiscal 2012 by reducing our costs, increasing our ancillary revenues and increasing our per-capita revenues.   Although not under our control, an increase in attendance, if it were to occur, would also likely contribute to increased operating margins during fiscal 2012. Conversely, our fiscal 2012 operating income and operating margins will likely be negatively impacted by our expected acceleration of  the depreciation of our existing 35mm projection systems during fiscal 2012 in conjunction with our planned deployment of new digital projection systems.  The net book value of our existing 35mm projection systems to be replaced was approximately $1.2 million as of May 26, 2011.

Early in our fiscal 2011 second quarter, we purchased a 16-screen theatre in Appleton, Wisconsin from Regal Entertainment Group.  We did not close any theatres during fiscal 2011 and do not anticipate closing any theatres during fiscal 2012.

Box office revenues during the summer of 2011 through the date of this filing have thus far increased compared to last year’s summer results. Strong performances from films such as Pirates of the Caribbean: On Stranger Tides, The Hangover Part II, X-Men: First Class, Cars 2, Transformers: Dark of the Moon, Harry Potter and the Deathly Hallows – Part II, The First Avenger: Captain America and Cowboys and Aliens have contributed positively to our early fiscal 2012 results.

Fiscal 2010 versus Fiscal 2009

Our record theatre division fiscal 2010 operating results benefited from the previously described gift card breakage income and an increase in our average ticket price, offsetting a one-time pension withdrawal liability and a decrease in total theatre attendance at comparable theatres of 3.0% during fiscal 2010 compared to the prior year.  The comparable theatre decrease in attendance occurred primarily during two distinct periods of our fiscal 2010 - a three-week period from mid-July to early August corresponding with the first three weeks of the prior year’s top film, The Dark Knight, and during the final two months of fiscal 2010 when the film product did not perform as well as the prior year’s films.

We believe that the most significant factor contributing to variations in attendance during fiscal 2010, as in other years, was the quantity and quality of film product released during the respective quarters compared to the films released during the same quarters of the prior year.  Blockbusters accounted for an increased portion of our total box office revenues during fiscal 2010, with our top 15 performing films accounting for 42% of our fiscal 2010 box office revenues compared to 32% during fiscal 2009.  The higher percentage related to blockbuster movies was due in large part to the fact that our top film, Avatar, became the highest grossing film of all time.  The following five top performing fiscal 2010 films accounted for nearly 20% of our total box office revenues and produced the greatest box office revenues for our circuit:  Avatar, Transformers: Revenge of the Fallen, Harry Potter and the Half-Blood Prince, The Blind Side and The Twilight Saga: New Moon.  The quantity of films shown in our theatres declined slightly during fiscal 2010.  We played 168 films (including 15 digital 3D films) and 41 alternate content attractions at our theatres during fiscal 2010 compared to 183 films (including eight digital 3D films) and 31 alternate content attractions during fiscal 2009.

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

Our theatre division’s operating margin decreased to 20.0% during fiscal 2010, compared to 20.3% in fiscal 2009.  The fact that a higher percentage of our box office was attributable to our highest grossing films contributed to higher film costs and reduced margins during fiscal 2010.   Higher grossing “blockbuster” films historically have a higher film cost as a percentage of box office revenues than other films and therefore our operating margin decreases when a smaller number of high grossing films make up such a large percentage of our box office revenue.  In addition, reduced attendance negatively impacts our operating margins, particularly as it relates to its impact on our high-margin concession revenues.  On the other hand, other revenues, which include management fees, pre-show advertising income, family entertainment center revenues and gift card breakage income, increased during fiscal 2010 compared to the prior year due to the previously described change in estimate related to our gift card breakage income, favorably impacting our operating margin during fiscal 2010.

As noted previously, our fiscal 2010 operating income and operating margin were negatively impacted by a one-time $1.4 million pre-tax adjustment for a pension withdrawal liability incurred during our fiscal 2010 second quarter.  This non-recurring liability related to our decision to withdraw from an underfunded multi-employer Chicago projectionist union pension plan.

In November 2009, we opened the new Marcus Midtown Cinema at Midtown Crossing in Omaha, Nebraska.  We are managing this unique upscale four-level, five-screen entertainment destination for the owner, Mutual of Omaha.  We also purchased an additional site for the development of a new theatre in Sun Prairie, Wisconsin, for approximately $4.5 million during our fiscal 2010 fourth quarter.  A new theatre on this site will ultimately replace an existing theatre in Madison, Wisconsin.  We did not close any theatres during fiscal 2010.

Hotels and Resorts

The hotels and resorts division contributed 44.8% of our consolidated revenues from continuing operations and 15.3% of our consolidated operating income, excluding corporate items, during fiscal 2011, compared to 40.6% and 3.1%, respectively, during fiscal 2010 and 43.6% and 18.2%, respectively, during fiscal 2009.  As of May 26, 2011, the hotels and resorts division owned and operated three full-service hotels in downtown Milwaukee, Wisconsin, a full-facility destination resort in Lake Geneva, Wisconsin and full-service hotels in Madison, Wisconsin, Kansas City, Missouri, Chicago, Illinois and Oklahoma City, Oklahoma.  In addition, we managed 10 hotels, resorts and other properties for other owners.  Included in the 10 managed properties are two hotels owned by joint ventures in which we have a minority interest and two condominium hotels in which we own the public space.  The following table sets forth revenues, operating income, operating margin and rooms data for the hotels and resorts division for the last three fiscal years:

			Change F11 v. F10			Change F10 v. F09
	F2011	F2010	Amt.	Pct.	F2009	Amt.	Pct.
			(in millions, except percentages)
Revenues	$168.7	$153.9	$14.8	9.6%	$167.1	$(13.2)	-7.9%
Operating income	$6.8	$1.4	$5.4	369.6%	$9.7	$(8.3)	-85.2%
Operating margin	4.0%	0.9%			5.8%

Available rooms at fiscal year-end	F2011	F2010	F2009
Company-owned	2,520	2,520	2,520
Management contracts with joint ventures	423	423	423
Management contracts with condominium hotels	480	480	480
Management contracts with other owners	1,286	1,717	1,769
Total available rooms	4,709	5,140	5,192

Fiscal 2011 versus Fiscal 2010

Hotels and resorts division revenues and operating income increased during fiscal 2011 compared to the prior year due primarily to increased occupancy, with particular strength from the leisure customer segment and some improvement in group business.  Our fiscal 2011 operating income comparison to the prior year was negatively impacted by approximately $400,000 related to the previously described fiscal 2010 change in our gift card breakage income estimate.   Conversely, our fiscal 2011 operating income comparison to the prior year was favorably impacted by the fact that our fiscal 2010 operating income included a $2.6 million pre-tax non-cash impairment charge related to our 16 remaining owned condominium hotel units at our Platinum Hotel & Spa in Las Vegas, Nevada.  Excluding these two unusual items during fiscal 2010, our fiscal 2011 operating income increased by $3.1 million, or 86.9%, compared to our fiscal 2010 operating income.

Our fiscal 2011 operating results were negatively impacted by ongoing litigation related to the Platinum Hotel & Spa.  During fiscal 2011, we incurred legal expenses related to various Platinum legal proceedings of approximately $1.8 million (including the legal expenses in the previously described adverse legal judgment).  During fiscal 2010, we incurred Platinum-related legal expenses of approximately $1.7 million (net of a favorable legal settlement whereby we were reimbursed for approximately $200,000 of previously expensed legal costs).

Our fiscal 2011 operating margins would have likely increased more than reported above if not for the fact that the majority of our revenue increase for the year was the result of increased occupancy.  Operating costs traditionally increase as occupancy increases, which usually negatively impacts our operating margins until we begin to also achieve improvements in our average daily room rate.

The following table sets forth certain operating statistics, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

			Change F11 v. F10
Operating Statistics (1)	F2011	F2010	Amt.	Pct.

Occupancy percentage	69.8%	63.7%	6.1 pts	9.6%
ADR	$129.86	$128.93	$0.93	0.7%
RevPAR	$90.67	$82.14	$8.53	10.4%

(1)
These operating statistics represent averages of eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance.  The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at all eight of our company-owned properties during fiscal 2011 compared to the prior year.  A strong resurgence in demand resulted in an overall increase in our occupancy during fiscal 2011 compared to the prior year, with several of our recently renovated properties performing particularly well during the year.  Our RevPAR increase during fiscal 2011 compared very favorably to comparable industry results.  According to data received from Smith Travel Research and compiled by us in order to compare our fiscal year results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 7.7% during our fiscal 2011 – less than the increase we experienced and reported in the table above.  This relative positive performance resulted in overall market share growth for the division – our owned hotel portfolio experienced an increase in its overall RevPAR index (an indicator of market share) for 13 of the last 17 months through June 2011.

Our increases in overall occupancy for fiscal 2011 may have been even larger if not for the fact that one of our largest hotels benefitted from very strong group business during our fiscal 2010 fourth quarter, making comparisons to last year very difficult.  The impact of the overall improved demand, as well as the fact that comparisons to the prior year were progressively more difficult, may be seen in the following fiscal 2011 quarterly trends in our operating statistics:

Change F11 v. F10
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Occupancy percentage	+12.7 pts	+10.1 pts	+3.3 pts	-1.6 pts
ADR	-2.2%	-1.2%	+3.1%	+3.2%
RevPAR	+15.7%	+14.5%	+9.8%	+1.0%

The prior two fiscal years have been very difficult for the lodging industry, making comparisons to last year relatively easier.  In order to better understand our fiscal 2011 results compared to pre-recessionary levels, however, the following table compares our fiscal 2011 operating statistics to fiscal 2008 results for the same eight company-owned properties:

			Change F11 v. F08
	F2011	F2008	Amt.	Pct.

Occupancy percentage	69.8%	67.8%	2.0 pts	2.9%
ADR	$129.86	$147.22	$(17.36)	-11.8%
RevPAR	$90.67	$99.79	$(9.12)	-9.1%

As indicated by the tables above, fiscal 2011 overall occupancy rates showed significant improvement over the prior year and, in fact, were even higher than they were prior to the recession-driven downturn in the hotel industry.  However, one of the biggest challenges facing our hotels and resorts division, and the industry as a whole, has been the overall decline in ADR, as highlighted in the above comparisons to fiscal 2008.  In the short term, we believe the trade-off between increased occupancy and lower rate is beneficial, particularly at properties like our Grand Geneva Resort & Spa where the ancillary spend by the typical guest while on-site can offset decreased ADR.  However, until we begin to experience consistently increased ADR, a full recovery to pre-recessionary operating results is not likely to occur.

Despite these difficult industry conditions, we reported our first year-over-year ADR increases in two years during our fiscal 2011 third and fourth quarters, with five of our eight company-owned properties reporting small increases in ADR during each of those two quarters.  Although we continue to face resistance to rate increases, we hope this is the beginning of a trend.  Our leisure business continues to be our strongest customer segment in the current economic environment, but is also one of our most price-sensitive segments.  The leisure segment also generally tends to use alternate internet channels of booking more frequently, which further erodes our ADR.  Meanwhile, demand from the individual corporate traveler that has traditionally produced the highest ADR for our properties continues to be relatively soft.  Group bookings, which we estimate have historically represented approximately 50% of our overall bookings for our company-owned portfolio of hotels, have dropped to approximately 40% of our overall business during the last two fiscal years.  In order to be able to realize ADRs at or above pre-recession levels, we believe we will need to experience a return to our historical ratio of group/non-group mix of business.

Hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product (GDP).  As a result, the hotel business has historically been a very cyclical business and these cycles have had many consistent elements over the years.  The first sign of recovery in past cycles has been a slow and steady increase in occupancy rates, such as what we, as well as others in our industry, have experienced during the past 18 months.  Historically, the cycle completes itself when ADR and margins return to pre-recession levels.  We believe that the recent modest increases in our ADR may be an indication that we are entering that next stage of the recovery cycle, although we cannot predict how long it will take for ADRs and margins to fully recover to pre-recessionary levels.

A positive aspect of the current economic circumstances has been the minimal lodging room supply growth in our markets, a trend we expect may continue at least in the near-term.  We believe that this trend may have a favorable impact on owners of existing hotels like us as the economy continues to recover.  Conversely, as the lodging environment improves, it is likely that some new lodging room supply will inevitably be added in our markets over the longer term.  For example, several new hotels have been proposed in Milwaukee, Wisconsin – a market in which we currently operate three hotels.  We will continue to monitor all of our competitive situations and adjust our sales focus as needed.

Our current near-term outlook for this division’s performance remains one of cautious optimism, based upon the improved results of fiscal 2011.  Group bookings, while not back to historical levels, continue to improve.  The vast majority of our company-owned hotels are ahead of their booking pace for fiscal 2012 compared to where they were in fiscal 2011 at this time.  As a result, we generally expect our favorable revenue trends to continue in future periods.  Although many challenges remain and our visibility remains limited due to continued relatively short booking windows, the current trends are encouraging.  Whether the current positive trends continue will depend in large part upon whether the economic environment continues its gradual improvement.

Fiscal 2010 versus Fiscal 2009

Hotels and resorts division revenues and operating income decreased during fiscal 2010 compared to the prior year due to the continued negative impact the current economic environment has had on demand, and in particular, group business travel.  In addition, our fiscal 2010 operating income was negatively impacted by two significant items related to our Platinum Hotel & Spa in Las Vegas, Nevada.  We recognized a $2.6 million pre-tax non-cash impairment charge during fiscal 2010 related to our 16 remaining owned condominium hotel units at this property.  The Las Vegas real estate market was impacted significantly by the recessionary economic conditions and the market was saturated with unsold hotel condominium units, including a significant number that had recently been constructed.  As a result, sales prices of such units had declined dramatically and we concluded that impairment indicators were present.  The impairment charge reported during fiscal 2010 represents the difference between the carrying amount of the assets and our estimate of the current fair value of these assets.  We also incurred approximately $1.7 million in legal expenses during fiscal 2010 related to various legal proceedings associated with the Platinum Hotel & Spa.

Decreases in hotels and resorts division revenues and operating income during fiscal 2010 were partially offset by approximately $400,000 of the previously described gift card breakage income related to fiscal years 2009 and prior.  In addition, comparisons to fiscal 2009 operating results were favorably impacted by the fact that we reported a $1.3 million charge to earnings during fiscal 2009 for losses on funds advanced to owners of managed properties that experienced significant financial hardship as a result of reduced travel.

We implemented numerous strategies to reduce costs during this difficult period in the hotel industry.  Excluding the unusual items during fiscal 2010 and 2009 described above, our cost containment measures resulted in approximately 46% of our overall fiscal 2010 revenue decline flowing through to our operating income – a flow-through percentage that compares favorably with others in our industry.

The following table sets forth certain operating statistics, including our average occupancy percentage,  ADR and RevPAR, for company-owned properties:

			Change F10 v. F09
Operating Statistics (1)	F2010	F2009	Amt.	Pct.

Occupancy percentage	63.7%	62.1%	1.6 pts	2.6%
ADR	$128.93	$144.41	$(15.48)	-10.7%
RevPAR	$82.14	$89.74	$(7.60)	-8.5%

(1)
These operating statistics represent averages of eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance.  The statistics are not necessarily representative of any particular hotel or resort.

RevPAR decreased at all eight of our company-owned properties during fiscal 2010 compared to the prior year.  A strong resurgence in demand during our fiscal fourth quarter resulted in an overall increase in our occupancy during fiscal 2010 compared to the prior year, with several of our properties recently renovated performing particularly well during this period.  We continued, however, to experience significant downward pressure on our ADR.  According to data received from Smith Travel Research and compiled by us in order to compare our fiscal year results, comparable “upper upscale” hotels throughout the United States experienced a similar decrease in RevPAR of 8.7% during our fiscal 2010.  In general, industry data indicated that properties in major destination markets, properties that are perceived to operate near the luxury end of the hotel spectrum and properties with a greater reliance on group business, experienced the largest declines in RevPAR during this extended period of economic turmoil.

The impact of the improved demand, as well as the fact that comparisons to the prior year were progressively easier, may be seen in the following fiscal 2010 quarterly trends in our operating statistics:

	Change F10 v. F09
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Occupancy percentage	-8.8 pts	-2.0 pts	+1.6 pts	+15.5 pts
ADR	-11.1%	-12.2%	-8.9%	-6.2%
RevPAR	-21.1%	-15.0%	-5.8%	+19.3%

In order to better understand our fiscal 2010 results compared to pre-recessionary levels, however, the following table compares our fiscal 2010 quarterly operating statistics to fiscal 2008 results:

	Change F10 v. F08
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Occupancy percentage	-9.6 pts	-7.4 pts	-4.7 pts	+5.4 pts
ADR	-11.1%	-11.6%	-10.8%	-15.0%
RevPAR	-22.0%	-20.7%	-18.5%	-8.2%

As indicated by the tables above, one of the biggest challenges facing our hotels and resorts division, and the industry as a whole, was the continued decline in ADR.  Without a strong group business segment to fill blocks of rooms, we had to aggressively seek occupancy with the more price sensitive leisure, government and contract customer segments.  In addition, we also booked more rooms on alternate internet channels, further driving down our ADR.

Financial Condition

Liquidity and Capital Resources

Our movie theatre and hotels and resorts businesses each generate significant and relatively consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of $111 million of unused credit lines at fiscal 2011 year-end, should be adequate to support the ongoing operational liquidity needs of our businesses during fiscal 2012.

Our revolving credit agreement has slightly less than two years remaining at very favorable terms (LIBOR plus 0.60% to 1.00%, based on our borrowing levels).  The majority of our long-term debt consists of senior notes with limited annual maturities in the next two years - $16.4 million and $11.1 million in fiscal 2012 and 2013, respectively.  We currently have one recently extended mortgage note for $22.2 million that is due at the beginning of fiscal 2015 and $25.7 million in unsecured term notes due during fiscal 2013, but we anticipate successfully extending the maturity of the term notes before their due date.  We are also in compliance with our two primary financial covenants – as of May 26, 2011, our debt-to-capitalization ratio was 0.39 and our fixed charge coverage ratio was 4.0, compared to limitations of 0.55 and 3.0, respectively, as specified in our revolving credit agreement.  We expect to be able to meet the financial covenants contained in the revolving credit agreement over the next twelve months.

Fiscal 2011 versus Fiscal 2010

Net cash provided by operating activities totaled $61.5 million during fiscal 2011, an increase of $8.8 million, or 16.6%, compared to $52.7 million during fiscal 2010.  The increase was due primarily to favorable timing in the payment of accounts payable and income taxes and collection of accounts and notes receivable, partially offset by reduced net earnings.

Net cash used in investing activities during fiscal 2011 totaled $32.9 million compared to $21.4 million during fiscal 2010, an increase of $11.5 million or 53.6%.  The increase in net cash used in investing activities was primarily the result of an increase in restricted cash and other assets and the purchase of an additional interest in an existing joint venture during fiscal 2011 and the fact that last year’s net cash used in investing activities was reduced by premiums returned from split dollar life insurance policies.  An immaterial correction to the prior year presentation of restricted cash was included in the current year.  Capital expenditures were essentially unchanged during fiscal 2011 compared to the prior year.  We had minimal proceeds from the sale of assets during fiscal 2011 and 2010.

Total cash capital expenditures (including acquisitions and normal continuing capital maintenance projects) totaled $25.2 million during fiscal 2011 compared to $25.1 million incurred in fiscal 2010.  We incurred approximately $15.9 million of capital expenditures during fiscal 2011 in our theatre division, including costs associated with the acquisition of a theatre in Appleton, Wisconsin and various remodeling and other maintenance capital projects.  We incurred approximately $9.2 million of capital expenditures during fiscal 2011 in our hotels and resorts division, including costs associated with the previously described renovations at our Hilton Milwaukee and Grand Geneva properties.  We incurred approximately $9.4 million of capital expenditures during fiscal 2010 in our theatre division, including costs associated with a land purchase in Sun Prairie, Wisconsin, a major remodeling at our Coral Ridge, Iowa theatre and digital 3D projectors. During fiscal 2010, we incurred approximately $15.6 million of capital expenditures in our hotels and resorts division, including costs associated with the previously described renovations at our Hilton Milwaukee and Grand Geneva properties.  Our current estimated fiscal 2012 capital expenditures, which may be in the $50-$90 million range (excluding potential acquisitions), are described in greater detail in the Current Plans section of this discussion.

Net cash used in financing activities in fiscal 2011 totaled $34.2 million, an increase of $5.2 million, or 17.8%, compared to $29.0 million during fiscal 2010.  The difference related primarily to increased net payments of notes payable and long-term debt and increased repurchases of our common shares.  We made total principal payments on notes payable and long-term debt of $73.4 million and $96.8 million during fiscal 2011 and 2010, respectively, primarily representing the payment of current maturities of senior notes and the payment of short-term commercial paper and revolving credit borrowings during both years.  Excess cash during both periods was used to reduce our borrowings under our revolving credit agreement.  As short-term borrowings became due, we replaced them as necessary with new short-term borrowings.  As a result, $52.0 million of new debt was added during fiscal 2011 compared to $77.9 million of new debt added during fiscal 2010.  Our total debt (including notes payable and current maturities) decreased by $21.4 million to $215.2 million at the close of fiscal 2011, compared to $236.6 million at the end of fiscal 2010.  Our debt-capitalization ratio was 0.39 at May 26, 2011, compared to 0.41 at the prior fiscal year-end.  Based upon our current expectations for fiscal 2012 capital expenditure levels and excluding any potential acquisitions, we anticipate our long-term debt total and debt-capitalization ratio will increase during fiscal 2012.  Our actual long-term debt total and debt-capitalization ratio at the end of fiscal 2012 are dependent upon our actual operating results, capital expenditures, potential acquisitions, asset sales proceeds and equity transactions during the year.

During fiscal 2011, we repurchased 389,000 of our common shares for approximately $4.2 million in conjunction with the exercise of stock options and the purchase of shares in the open market, compared to 70,000 of common shares repurchased for approximately $769,000 during fiscal 2010.  As a result, as of May 26, 2011, approximately 1.8 million shares remained available under prior repurchase authorizations.  Any additional repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

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

Net cash used in financing activities in fiscal 2010 totaled $29.0 million, a decrease of $11.7 million, or 28.7%, compared to $40.7 million during fiscal 2009.  The difference related primarily to increased proceeds from issuance of notes payable and long-term debt.  During fiscal 2010, we received $77.9 million of proceeds from the issuance of notes payable and long-term debt, compared to $67.1 million during fiscal 2009. Fiscal 2010 and 2009 proceeds were primarily the result of periodic short-term borrowings under our revolving credit facility.  We made total principal payments on notes payable and long-term debt of $96.8 million and $98.3 million during fiscal 2010 and 2009, respectively, representing mostly the payment of current maturities of senior notes and the payment of short-term commercial paper and revolving credit borrowings during both years.  As a result, our total debt (including current maturities) decreased to $236.4 million at the close of fiscal 2010, compared to $255.4 million at the end of fiscal 2009.  Our debt-capitalization ratio was 0.41 at May 27, 2010, compared to 0.44 at the prior fiscal year-end.

During fiscal 2010, we repurchased 70,000 of our common shares for approximately $769,000 in conjunction with the exercise of stock options and the purchase of shares in the open market.  This compares to 20,000 of common shares repurchased for approximately $324,000 during fiscal 2009 in conjunction with the exercise of stock options.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

We have obligations and commitments to make future payments under debt and operating leases. The following schedule details these obligations at May 26, 2011 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$215,002	$17,770	$109,408	$34,564	$53,260
Notes payable	221	221	-	-	-
Fixed interest payments	30,169	6,677	10,506	6,786	6,200
Pension obligations	22,010	834	1,665	2,084	17,427
Operating lease obligations	137,051	7,202	14,180	13,475	102,194
Construction commitments	3,837	3,837	-	-	-
Total contractual obligations	$408,290	$36,541	$135,759	$56,909	$179,081

Additional detail describing our long-term debt is included in Note 4 of our consolidated financial statements.

As of May 26, 2011, we had no additional material purchase obligations other than those created in the ordinary course of business related to property and equipment, which generally have terms of less than 90 days.  We also had long-term obligations related to our employee benefit plans, which are discussed in detail in Note 6 of our consolidated financial statements.  We have not included uncertain tax obligations in the table of contractual obligations due to uncertainty as to the timing of any potential payments.

We guarantee debt of a 50% unconsolidated joint venture. Our joint venture partner also guarantees all of this same debt.

We have approximately two and one-half years remaining on a ten and one-half year office lease.  During fiscal 2006, the lease was amended in order to allow us to exit the leased office space for our former limited-service lodging division.  To induce the landlord to amend the lease, we guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease.

The following schedule details our guarantee obligations at May 26, 2011 (in thousands):

		Expiration by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt guarantee obligations	$1,195	$1,195	$-	$-	$-
Lease guarantee obligations	1,129	444	685	-	-
Total guarantee obligations	$2,324	$1,639	$685	$-	$-

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and we manage our exposure to this market risk by monitoring available financing alternatives.

Variable interest rate debt outstanding as of May 26, 2011 was $64.7 million, carried an average interest rate of 1.2% and represented 30.1% of our total debt portfolio.  Our earnings are affected by changes in short-term interest rates as a result of our borrowings under our revolving credit agreement, commercial paper and floating-rate mortgages.

Fixed interest rate debt totaled $150.3 million as of May 26, 2011, carried an average interest rate of 5.6% and represented 69.9% of our total debt portfolio. Fixed interest rate debt included the following:  senior notes bearing interest semiannually at fixed rates ranging from 5.89% to 7.93%, maturing in fiscal 2012 through 2020; and fixed rate mortgages and other debt instruments bearing interest from 1.00% to 6.10%, maturing in 2013 through 2036.  The fair value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  As of May 26, 2011, the fair value of our $88.1 million of senior notes was approximately $87.5 million.  Based upon the respective rate and prepayment provisions of our remaining fixed interest rate mortgage and unsecured term note at May 26, 2011, the carrying amounts of such debt approximates fair value as of such date.

The variable interest rate debt and fixed interest rate debt outstanding as of May 26, 2011 matures as follows (in thousands):

	F2012	F2013	F2014	F2015	F2016	Thereafter	Total
Variable interest rate	$750	$64,000	$-	$-	$-	$-	$64,750
Fixed interest rate	17,020	37,572	7,836	23,146	11,418	53,260	150,252
Total debt	$17,770	$101,572	$7,836	$23,146	$11,418	$53,260	$215,002

We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes.  These swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount.  Payments or receipts on the agreements are recorded as adjustments to interest expense.  We had no outstanding interest rate swap agreements at May 26, 2011.  On March 19, 2008, we terminated an effective cash flow hedge agreement that had covered $25.0 million of borrowings and required us to pay interest at a defined fixed rate while receiving a defined variable rate based on LIBOR.  The fair value of the hedge agreement on the date of the termination resulted in a liability of $567,000 ($338,000 net of tax).  The remaining loss in accumulated other comprehensive loss at May 26, 2011 of $213,000 ($127,000 net of tax) will be reclassified into earnings as interest expense through April 15, 2013, the remaining life of the original hedge, as interest payments affect earnings.  We expect to reclassify approximately $113,000 ($68,000 net of tax) of loss into earnings during fiscal 2012.

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

•
We review long-lived assets, including fixed assets, goodwill, investments in joint ventures and receivables from joint ventures, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable.  In assessing the recoverability of these assets, we must make assumptions regarding the estimated future cash flows and other factors that a market participant would make to determine the fair value of the respective assets.  The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and anticipated sales prices.  Our estimates of undiscounted cash flow are sensitive to assumed revenue growth rates and may differ from actual cash flow due to factors such as economic conditions, changes to our business model or changes in our operating performance and anticipated sales prices.  For long-lived assets other than goodwill, if the sum of the undiscounted estimated cash flows (excluding interest) is less than the current carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.  During fiscal 2010, we recorded a before-tax impairment charge of $2.6 million related to our 16 remaining owned condominium hotel units at our Platinum Hotel & Spa.

•
In assessing goodwill for impairment, we utilize a two-step approach.  In the first step, we compare the fair value of each reporting unit to its carrying value.  In the second step of the impairment test, any impairment loss is determined by comparing the implied fair value of goodwill to the recorded amount of goodwill.  In assessing the fair value of the reporting unit, we utilize a market approach to determine the fair value of each reporting unit.  The market approach quantifies each reporting unit’s fair value based on actual revenue and/or earnings or cash flow multiples realized in similar industry transactions or multiples gathered from other external competitive data.  The derived fair value is sensitive to changes in these multiples.  We have determined that our reporting units are our operating segments and all of our goodwill relates to our theatre segment.  The fair value of our theatre reporting unit exceeded our carrying value for fiscal 2011 and 2010 by a substantial amount.

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

Accounting Changes

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) No. 810 (originally issued as Statement of Financial Accounting Standards (SFAS) No. 167, Amendment to FASB Interpretation No. 46(R)), which amends certain requirement of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (VIE).  The statement requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessment of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an entity’s involvement with a VIE.  This statement was effective for us in fiscal 2011 and did not have an impact on our overall financial position or results of operation.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of May 26, 2011.  The Company’s auditors, Deloitte & Touche LLP, have issued an attestation report on our internal control over financial reporting.  That attestation report is set forth in this Item 8.

Gregory S. Marcus	Douglas A. Neis
President and Chief Executive Officer	Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
The Marcus Corporation
Milwaukee, Wisconsin

We have audited the internal control over financial reporting of The Marcus Corporation (the “Company”) as May 26, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 26, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended May 26, 2011 of the Company and our report dated August 9, 2011 expressed an unqualified opinion on those financial statements.

Milwaukee, Wisconsin
August 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Marcus Corporation
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of The Marcus Corporation and subsidiaries (the “Company”) as of May 26, 2011 and May 27, 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended May 26, 2011.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 26, 2011 and May 27, 2010, and the results of its operations and its cash flows for each of the three years in the period ended May 26, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of May 26, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 9, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

Milwaukee, Wisconsin
August 9, 2011

THE MARCUS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	May 26, 2011	May 27, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 1)	$8,890	$9,132
Accounts and notes receivable, net of reserves (Notes 3 and 9)	8,083	9,323
Refundable income taxes	2,629	6,820
Deferred income taxes (Note 7)	2,512	2,708
Other current assets (Note 1)	10,043	7,310
Total current assets	32,157	35,293

PROPERTY AND EQUIPMENT, net (Note 3)	577,697	585,989

OTHER ASSETS:
Investments in joint ventures (Note 9)	2,921	1,322
Goodwill (Note 1)	44,274	44,413
Condominium units (Note 2)	3,508	3,479
Other (Note 3)	33,889	33,915
Total other assets	84,592	83,129
Total assets	$694,446	$704,411

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable (Note 9)	$221	$221
Accounts payable	20,721	18,985
Taxes other than income taxes	12,240	12,589
Accrued compensation	5,590	5,038
Other accrued liabilities	26,652	24,533
Current maturities of long-term debt (Note 4)	17,770	39,610
Total current liabilities	83,194	100,976

LONG-TERM DEBT (Note 4)	197,232	196,833

DEFERRED INCOME TAXES (Note 7)	44,125	39,180

DEFERRED COMPENSATION AND OTHER (Note 6)	30,415	31,626

COMMITMENTS, LICENSE RIGHTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY (Note 5):
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	-	-
Common Stock:
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,356,196 shares in 2011 and 22,335,334 shares in 2010	22,356	22,335
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,833,317 shares in 2011 and 8,854,179 shares in 2010	8,834	8,855
Capital in excess of par	49,437	48,664
Retained earnings	283,617	279,869
Accumulated other comprehensive loss	(2,565)	(2,825)
	361,679	356,898
Less cost of Common Stock in treasury (1,453,167 shares in 2011 and
1,299,098 shares in 2010)	(22,199)	(21,102)
Total shareholders’ equity	339,480	335,796
Total liabilities and shareholders’ equity	$694,446	$704,411

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Year Ended
	May 26,	May 27,	May 28,
	2011	2010	2009
REVENUES:
Theatre admissions	$132,543	$142,675	$137,335
Rooms	85,306	77,512	84,673
Theatre concessions	64,275	67,837	67,881
Food and beverage	49,880	44,992	48,256
Other revenues	45,000	46,053	45,351
Total revenues	377,004	379,069	383,496

COSTS AND EXPENSES:
Theatre operations	113,391	121,631	112,921
Rooms	33,103	30,987	32,552
Theatre concessions	15,817	16,924	16,273
Food and beverage	38,140	35,645	38,441
Advertising and marketing	20,666	19,643	20,300
Administrative	38,681	36,836	38,716
Depreciation and amortization	33,523	32,312	32,228
Rent (Note 8)	8,328	7,895	7,744
Property taxes	12,882	13,469	15,185
Other operating expenses	28,976	24,949	25,737
Impairment charge (Note 2)	-	2,575	-
Total costs and expenses	343,507	342,866	340,097

OPERATING INCOME	33,497	36,203	43,399

OTHER INCOME (EXPENSE):
Investment income (loss)	(365)	607	(780)
Interest expense	(10,362)	(11,235)	(13,963)
Loss on disposition of property, equipment and other assets	(1,502)	(25)	(814)
Equity earnings (losses) from unconsolidated joint ventures, net (Note 9)	545	(337)	(476)
	(11,684)	(10,990)	(16,033)
EARNINGS BEFORE INCOME TAXES	21,813	25,213	27,366
INCOME TAXES (Note 7)	8,255	9,098	10,166
NET EARNINGS	$13,558	$16,115	$17,200

NET EARNINGS PER SHARE – BASIC:	$0.47	$0.56	$0.60
Common Stock	0.43	0.50	0.54
Class B Common Stock

NET EARNINGS PER SHARE – DILUTED:	$0.46	$0.54	$0.58
Common Stock	0.43	0.50	0.54
Class B Common Stock

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCES AT MAY 29, 2008	$22,305	$8,885	$47,337	$266,276	$(2,832)	$(24,478)	$317,493
Cash dividends:
$.31 per share Class B Common Stock	–	–	–	(2,743)	–	–	(2,743)
$.34 per share Common Stock	–	–	–	(7,096)	–	–	(7,096)
Exercise of stock options	–	–	(297)	–	–	781	484
Purchase of treasury stock	–	–	–	–	–	(324)	(324)
Savings and profit-sharing contribution	–	–	(676)	–	–	1,354	678
Reissuance of treasury stock	–	–	(69)	–	–	295	226
Issuance of non-vested stock	–	–	(117)	–	–	117	–
Share-based compensation	–	–	1,421	–	–	–	1,421
Other	–	–	50	–	–	–	50
Conversions of Class B Common Stock	25	(25)	–	–	–	–	–
Components of comprehensive income:
Net earnings	–	–	–	17,200	–	–	17,200
Change in unrealized gain on available for sale investments, net of tax effect of $294	–	–	–	–	441	–	441
Pension adjustment, net of tax effect of $252	–	–	–	–	264	–	264
Amortization of loss on swap agreement, net of tax effect of $50 (Note 4)	–	–	–	–	73	–	73
Change in fair value of interest rate swap, net of tax effect of $472 (Note 4)	–	–	–	–	(727)	–	(727)
Total comprehensive income							17,251
BALANCES AT MAY 28, 2009	22,330	8,860	47,649	273,637	(2,781)	(22,255)	327,440
Cash dividends:
$.31 per share Class B Common Stock	–	–	–	(2,737)	–	–	(2,737)
$.34 per share Common Stock	–	–	–	(7,146)	–	–	(7,146)
Exercise of stock options	–	–	(209)	–	–	549	340
Purchase of treasury stock	–	–	–	–	–	(769)	(769)
Savings and profit-sharing contribution	–	–	(160)	–	–	908	748
Reissuance of treasury stock	–	–	(67)	–	–	304	237
Issuance of non-vested stock	–	–	(161)	–	–	161	–
Share-based compensation	–	–	1,607	–	–	–	1,607
Other	–	–	5	–	–	–	5
Conversions of Class B Common Stock	5	(5)	–	–	–	–	–
Components of comprehensive income:
Net earnings	–	–	–	16,115	–	–	16,115
Change in unrealized gain on available for sale investments, net of tax effect of $12	–	–	–	–	(18)	–	(18)
Pension adjustment, net of tax effect of $301	–	–	–	–	(386)	–	(386)
Amortization of loss on swap agreement, net of tax effect of $45 (Note 4)	–	–	–	–	68	–	68
Change in fair value of interest rate swap, net of tax effect of $182 (Note 4)	–	–	–	–	292	–	292
Total comprehensive income							16,071
BALANCES AT MAY 27, 2010	22,335	8,855	48,664	279,869	(2,825)	(21,102)	335,796
Cash dividends:
$.31 per share Class B Common Stock	–	–	–	(2,733)	–	–	(2,733)
$.34 per share Common Stock	–	–	–	(7,077)	–	–	(7,077)
Exercise of stock options	–	–	(486)	–	–	1,534	1,048
Purchase of treasury stock	–	–	–	–	–	(4,220)	(4,220)
Savings and profit-sharing contribution	–	–	(320)	–	–	1,075	755
Reissuance of treasury stock	–	–	(53)	–	–	285	232
Issuance of non-vested stock	–	–	(229)	–	–	229	–
Share-based compensation	–	–	1,795	–	–	–	1,795
Other	–	–	66	–	–	–	66
Conversions of Class B Common Stock	21	(21)	–	–	–	–	–
Components of comprehensive income:
Net earnings	–	–	–	13,558	–	–	13,558
Change in unrealized gain on available for sale investments, net of tax effect of $14	–	–	–		20	–	20
Pension adjustment, net of tax effect of $67	–	–	–	–	(121)	–	(121)
Amortization of loss on swap agreement, net of tax effect of $45 (Note 4)	–	–	–	–	68	–	68
Change in fair value of interest rate swap, net of tax effect of $195 (Note 4)	–	–	–	–	293	–	293
Total comprehensive income							13,818
BALANCES AT MAY 26, 2011	$22,356	$8,834	$49,437	$283,617	$(2,565)	$(22,199)	$339,480

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	May 26,	May 27,	May 28,
	2011	2010	2009
OPERATING ACTIVITIES
Net earnings	$13,558	$16,115	$17,200
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses (earnings) on loans to and investments in joint ventures	(545)	337	476
Consolidation of joint venture	–	–	659
Loss (gain) on disposition of property, equipment and other assets	750	428	(304)
Loss (gain) on sale of condominium units	752	(403)	1,118
Loss on available for sale securities	–	–	1,317
Impairment charge	–	2,575	–
Amortization of loss on swap agreement	113	113	123
Amortization of favorable lease right	334	334	334
Depreciation and amortization	33,523	32,312	32,228
Stock compensation expense	1,795	1,607	1,421
Deferred income taxes	5,093	7,812	(3,028)
Deferred compensation and other	(1,404)	634	4,051
Contribution of the Company’s stock to savings and profit-sharing plan	755	748	678
Changes in operating assets and liabilities:
Accounts and notes receivable	2,242	(453)	4,907
Other current assets	(3,387)	466	2,178
Accounts payable	871	(2,217)	3,823
Income taxes	4,257	(7,611)	3,283
Taxes other than income taxes	(349)	(426)	196
Accrued compensation	552	373	(2,283)
Other accrued liabilities	2,592	(4)	1,065
Total adjustments	47,944	36,625	52,242
Net cash provided by operating activities	61,502	52,740	69,442

INVESTING ACTIVITIES
Capital expenditures	(25,186)	(25,082)	(35,741)
Proceeds from disposals of property, equipment and other assets	34	766	1,408
Increase in restricted cash	(5,310)	–	–
Increase in condominium units and other assets	(1,366)	(893)	(1,069)
Premiums returned from split dollar life insurance policies	–	3,820	–
Capital contribution in joint venture	(906)	–	–
Cash advanced to joint ventures	(129)	–	–
Net cash used in investing activities	(32,863)	(21,389)	(35,402)

FINANCING ACTIVITIES
Debt transactions:
Proceeds from issuance of notes payable and long-term debt	52,000	77,895	67,111
Principal payments on notes payable and long-term debt	(73,441)	(96,835)	(98,343)
Equity transactions:
Treasury stock transactions, except for stock options	(3,988)	(532)	(98)
Exercise of stock options	1,048	340	484
Dividends paid	(9,810)	(9,883)	(9,838)
Net cash used in financing activities	(34,191)	(29,015)	(40,684)
Net increase (decrease) in cash and cash equivalents	(5,552)	2,336	(6,644)
Cash and cash equivalents at beginning of year	9,132	6,796	13,440
Cash and cash equivalents at end of year	$3,580	$9,132	$6,796

See accompanying notes.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Summary of Significant Accounting Policies

Description of Business – The Marcus Corporation and its subsidiaries (the Company) operate principally in two business segments:

Theatres: Operates multiscreen motion picture theatres in Wisconsin, Illinois, Ohio, Iowa, Minnesota, North Dakota and Nebraska and a family entertainment center in Wisconsin.

Hotels and Resorts: Owns and operates full service hotels and resorts in Wisconsin, Illinois, Oklahoma and Missouri and manages full service hotels, resorts and other properties in Wisconsin, Ohio, Minnesota, Texas, Missouri, Nevada and California.

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

Fiscal Year – The Company reports on a 52/53-week year ending the last Thursday of May. All segments had a 52-week year in fiscal 2011, 2010, and 2009.

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

Restricted Cash – Included in cash and cash equivalents as of May 26, 2011 and May 27, 2010 is restricted cash of $5,310,000 and $4,235,000, respectively, related to capital expenditure reserve funds, sinking funds, operating reserves and replacement reserves. Restricted cash is not considered a cash and cash equivalent for purposes of the statement of cash flows. As such, cash and cash equivalents at the end of the year in the statement of cash flow for the year ended May 26, 2011 is comprised of unrestricted cash of $3,580,000. An immaterial correction to the prior-year presentation of restricted cash was included in the current year.

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At May 26, 2011 and May 27, 2010, the Company’s $372,000 and $383,000, respectively, of available for sale securities were valued using Level 1 pricing inputs.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Summary of Significant Accounting Policies (continued)

Level 2 – The liability related to the Company’s interest rate hedge contract that expired on February 1, 2011 was based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date. The liability was $488,000 at May 27, 2010.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At May 26, 2011 and May 27, 2010, none of the Company’s assets or liabilities were valued using Level 3 pricing inputs.

The carrying value of the Company’s financial instruments (including cash and cash equivalents, accounts receivable, notes receivable and accounts and notes payable) approximates fair value. The fair value of the Company’s $88,130,000 of senior notes, valued using Level 2 pricing inputs, is approximately $87,532,000 at May 26, 2011, determined based upon current market interest rates for financial instruments with a similar average remaining life. The fair value of certain mortgage notes is not estimable due to the unique nature of the agreements. The carrying amounts of the Company’s remaining long-term debt approximate their fair values.

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

Inventory – Inventories are stated at the lower of cost or market. Cost has been determined using the first-in, first-out method. Inventories of $2,455,000 and $2,062,000 as of May 26, 2011 and May 27, 2010, respectively, were included in other current assets.

Long-Lived Assets – The Company considers whether indicators of impairment of long-lived assets held for use are present at least annually. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. For the purpose of determining fair value, defined as the amount at which an asset or group of assets could be bought or sold in a current transaction between willing parties, the Company utilizes currently available market valuations of similar assets in its respective industries, often expressed as a given multiple of operating cash flow. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of May 26, 2011, May 27, 2010, and May 28, 2009, and determined that there was no impact on the Company’s results of operations, other than the impairment charge discussed in Note 2.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Summary of Significant Accounting Policies (continued)

Goodwill – The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performed an annual impairment test as of the Company’s year-end date in fiscal 2011, 2010 and 2009 and determined that the fair value of the reporting unit as determined using a market approach, exceeded its carrying value and therefore, no impairment existed. The Company has determined that its reporting units are its operating segments and all the Company’s goodwill, which represents the excess of the acquisition cost over the fair value of the assets acquired, relates to its Theatres segment. Goodwill decreased by $139,000 in both fiscal 2011 and fiscal 2010 due entirely to deferred tax adjustments related to an excess of tax basis goodwill over goodwill reported for book purposes.

Capitalization of Interest – The Company capitalizes interest during construction periods by adding such interest to the cost of constructed assets. Interest of approximately $90,000, $278,000, and $127,000 was capitalized in fiscal 2011, 2010, and 2009, respectively.

Investments – Available for sale securities are stated at fair value, with unrealized gains and losses reported as a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method. Realized gains and losses and declines in value judged to be other-than-temporary are included in investment income (loss). The Company evaluates securities for other-than-temporary impairment on a periodic basis and principally considers the type of security, the severity of the decline in fair value, and the duration of the decline in fair value in determining whether a security’s decline in fair value is other-than-temporary. In fiscal 2009, the Company recognized a $1,317,000 other-than-temporary investment loss on securities whose market value was substantially below cost which is included in investment income (loss) in the consolidated statements of earnings.

Revenue Recognition – The Company recognizes revenue from its rooms as earned on the close of business each day. Revenues from theatre admissions, concessions and food and beverage sales are recognized at the time of sale. Revenues from advanced ticket and gift certificate sales are recorded as deferred revenue and are recognized when tickets or gift certificates are redeemed. The Company had deferred revenue of $11,969,000 and $11,316,000, which is included in other accrued liabilities as of May 26, 2011 and May 27, 2010, respectively. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. During fiscal 2010, the Company determined that it had sufficient historical data to support a change in estimate related to its gift card liabilities and recognized $3,157,000 of gift card breakage income, of which $2,404,000 related to periods prior to fiscal 2010. Gift card breakage income is recorded in other revenues in the consolidated statements of earnings.

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

Insurance Reserves – The Company uses a combination of insurance and self insurance mechanisms, including participation in a captive insurance entity, to provide for the potential liabilities for certain risks, including workers’ compensation, healthcare benefits, general liability, property insurance and director and officers’ liability insurance.  Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors and severity factors.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Summary of Significant Accounting Policies (continued)

Income Taxes –The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in the future tax returns for which the Company has already properly recorded the tax benefit in the income statement. The Company regularly assesses the probability that the deferred tax asset balance will be recovered against future taxable income, taking into account such factors as earnings history, carryback and carryforward periods, and tax strategies. When the indications are that recovery is unlikely, a valuation allowance is established against the deferred tax asset, increasing income tax expense in the year that conclusion is made.

The Company assesses income tax positions and records tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is morelikely-than-not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. See Note 7 —  Income Taxes.

Depreciation and Amortization – Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the following estimated useful lives or any related lease terms:

Years
Land improvements	15 – 39
Buildings and improvements	25 – 39
Leasehold improvements	3 – 40
Furniture, fixtures and equipment	3 – 20

Depreciation expense totaled $32,778,000, $31,914,000 and $31,839,000 in fiscal 2011, 2010 and 2009, respectively.

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Summary of Significant Accounting Policies (continued)

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Year Ended
	May 26, 2011	May 27, 2010	May 28, 2009
	(in thousands, except per share data)
Numerator:
Net earnings	$13,558	$16,115	$17,200

Denominator:
Denominator for basic EPS	29,559	29,791	29,663
Effect of dilutive employee stock options and non-vested stock	98	119	156
Denominator for diluted EPS	29,657	29,910	29,819

Net earnings per share – Basic:
Common Stock	$0.47	$0.56	$0.60
Class B Common Stock	$0.43	$0.50	$0.54
Net earnings per share– Diluted:
Common Stock	$0.46	$0.54	$0.58
Class B Common Stock	$0.43	$0.50	$0.54

Options to purchase 1,560,725 shares, 1,288,141 shares, and 885,717 shares of common stock at prices ranging from $11.89 to $23.37, $12.73 to $23.37, and $14.07 to $23.37 per share were outstanding at May 26, 2011, May 27, 2010, and May 28, 2009, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	May 26, 2011	May 27, 2010
	(in thousands)
Unrealized gain on available for sale investments	$101	$81
Unrecognized loss on terminated interest rate swap agreement	(126)	(194)
Unrealized loss on interest rate swap agreement	-	(293)
Net unrecognized actuarial loss for pension obligation	(2,540)	(2,419)
	$(2,565)	$(2,825)

Concentration of Risk – As of May 26, 2011, 13% of the Company’s employees were covered by a collective bargaining agreement, of which 13% are covered by an agreement that will expire in one year.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements – In June 2009, the Financial Accounting Standards Board issued Accounting Standards Codification (ASC) No. 810 (originally issued as Statement of Financial Accounting Standards (SFAS) No. 167, Amendment to FASB Interpretation No. 46(R)), which amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (VIE). The statement requires a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessment of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an entity’s involvement with a VIE. This statement was effective for the Company in fiscal 2011 and did not have an impact on the Company’s overall financial position or results of operations.

2.  Impairment Charge

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

3.  Additional Balance Sheet Information

The composition of accounts and notes receivable is as follows:

	May 26, 2011	May 27, 2010
	(in thousands)
Trade receivables, net of allowances of $880 and $755, respectively	$3,807	$4,599
Current notes receivable for interval ownership	283	451
Other receivables, net of allowance of $1,149 at May 27, 2010	3,993	4,273
	$8,083	$9,323

In fiscal 2009, the Company recorded a $1,292,000 allowance for other receivables related to funds advanced to owners of managed properties. In fiscal 2011, the related receivable was written off against the allowance.

The composition of property and equipment, which is stated at cost, is as follows:

	May 26, 2011	May 27, 2010
	(in thousands)
Land and improvements	$94,772	$92,761
Buildings and improvements	532,789	521,150
Leasehold improvements	61,395	61,276
Furniture, fixtures and equipment	220,559	218,347
Construction in progress	3,300	4,687
	912,815	898,221
Less accumulated depreciation and amortization	335,118	312,232
	$577,697	$585,989

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Additional Balance Sheet Information (continued)

The composition of other assets is as follows:

	May 26, 2011	May 27, 2010
	(in thousands)
Favorable lease right	$11,350	$11,684
Long-term notes receivable for interval ownership, net	320	623
Split dollar life insurance policies	10,365	9,395
Other assets	11,854	12,213
	$33,889	$33,915

The Company’s long-term notes receivable for interval ownership are net of a reserve for uncollectible amounts of $92,000 and $161,000 as of May 26, 2011 and May 27, 2010, respectively. The outstanding notes bear fixed-rate interest between 12.9% and 15.9% over the seven-year or ten-year terms of the loans. The weighted-average rate of interest on outstanding notes receivable for interval ownership is 15.5%. The notes are collateralized by the underlying vacation intervals.

The Company’s $13,353,000 favorable lease right is being amortized over the expected term of the underlying lease of 40 years and is expected to result in amortization of $334,000 in each of the five succeeding fiscal years. Accumulated amortization of the favorable lease right was $2,003,000, $1,669,000 and $1,335,000 as of May 26, 2011, May 27, 2010, and May 29, 2009, respectively.

4.  Long-Term Debt

Long-term debt is summarized as follows:

	May 26, 2011	May 27, 2010
	(in thousands, except payment data)
Mortgage notes	$58,419	$61,419
Senior notes	88,130	102,364
Unsecured term note due February 2025, with monthly principal and interest payments of $39,110, bearing interest at 5.75%	4,453	4,660
Revolving credit agreement	64,000	68,000
	215,002	236,443
Less current maturities	17,770	39,610
	$197,232	$196,833

The mortgage notes, both fixed rate and adjustable, bear interest from 1.0% to 6.1% at May 26, 2011, and mature in fiscal years 2012 through 2036. The mortgage notes are secured by the related land, buildings and equipment. Certain notes maturing in fiscal 2036 with a balance of $9,753,000 as of May 26, 2011, may be forgiven in fiscal 2013 under certain circumstances.

The $88,130,000 of senior notes maturing in 2012 through 2020 require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 5.89% to 7.93%, with a weighted-average fixed rate of 6.56% and 6.64% at May 26, 2011 and May 27, 2010, respectively.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Long-Term Debt (continued)

The Company has the ability to issue commercial paper through an agreement with a bank, up to a maximum of $35,000,000. The agreement requires the Company to maintain unused bank lines of credit at least equal to the principal amount of outstanding commercial paper.

At May 26, 2011, the Company had a credit line totaling $175,000,000 in place. There were borrowings of $64,000,000 outstanding on the line, of which $1,000,000 bears interest at the prime rate of 3.25% at May 26, 2011, and $63,000,000 bears interest at LIBOR plus a margin which adjusts based on the Company’s borrowing levels, effectively 1.10% at May 26, 2011. This agreement matures in April 2013 and requires an annual facility fee of 0.20% on the total commitment. Based on borrowings and commercial paper outstanding, availability under the line at May 26, 2011, totaled $111,000,000.

The Company’s loan agreements include, among other covenants, maintenance of certain financial ratios, including a debt-to-capitalization ratio and a fixed charge coverage ratio. The Company is in compliance with all financial debt covenants at May 26, 2011.

Scheduled annual principal payments on long-term debt for the years subsequent to May 26, 2011, are:

Fiscal Year	(in thousands)

2012	$17,770
2013	101,572
2014	7,836
2015	23,146
2016	11,418
Thereafter	53,260
$215,002

Interest paid, net of amounts capitalized, in fiscal 2011, 2010, and 2009 totaled $10,221,000, $11,181,000, and $14,302,000, respectively.

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

From February 1, 2008 through February 1, 2011, the Company had an interest rate swap agreement covering $25,170,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.24% while receiving interest at a defined variable rate of one-month LIBOR. The Company recognizes derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement was considered effective and qualified as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. In fiscal 2011 and 2010, the interest rate swap was considered effective.  The increase (decrease) in fair value of the interest rate swap of $488,000 ($293,000 net of tax), $474,000 ($292,000 net of tax), and $(1,198,000) ($(726,000) net of tax), is included in accumulated other comprehensive loss in fiscal 2011, 2010, and 2009, respectively.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Long-Term Debt (continued)

The notional amount of the swap was $25,170,000 throughout the life of the swap. The fair value of the swap as of May 27, 2010, was a liability of $488,000 and was included in other accrued liabilities.

On February 29, 2008, the Company also entered into an interest rate swap agreement covering $25,000,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.49% while receiving interest at a defined variable rate of three-month LIBOR. The interest rate swap agreement was considered effective and qualified as a cash flow hedge. On March 19, 2008, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $567,000 ($338,000 net of tax). In fiscal 2011, 2010, and 2009, the Company reclassified $113,000 ($68,000 net of tax), $113,000 ($68,000 net of tax), and $123,000 ($73,000 net of tax) from accumulated other comprehensive loss to interest expense, respectively. The remaining loss at May 26, 2011, in accumulated other comprehensive loss will be reclassified into earnings as interest expense through April 15, 2013, the remaining life of the original hedge. The Company expects to reclassify approximately $113,000 ($68,000 net of tax) of loss into earnings within the next 12 months.

5.  Shareholders’ Equity and Stock-Based Compensation

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

Through May 26, 2011, the Company’s Board of Directors has approved the repurchase of up to 6,687,500 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options and for savings and profit-sharing plan contributions. The Company purchased 388,705, 70,081, and 19,831 shares pursuant to these authorizations during fiscal 2011, 2010, and 2009, respectively. At May 26, 2011, there were 1,840,391 shares available for repurchase under these authorizations.

The Company’s Board of Directors has authorized the issuance of up to 750,000 shares of Common Stock for The Marcus Corporation Dividend Reinvestment and Associate Stock Purchase Plan. At May 26, 2011, there were 530,789 shares available under this authorization.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Shareholders’ Equity and Stock-Based Compensation (continued)

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

Awarded shares of non-vested stock cumulatively vest either 25% after three years of the grant date, 50% after five years of the grant date, 75% after ten years of the grant date and 100% upon retirement, or 50% after three years of the grant date and 100% after five years of the grant date, depending on the date of grant. The non-vested stock may not be sold, transferred, pledged or assigned, except as provided by the vesting schedule included in the Company’s equity incentive plan. During the period of restriction, the holder of the non-vested stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock.  Non-vested stock awards and shares issued upon option exercises are issued from previously acquired treasury shares. At May 26, 2011, there were 496,943 shares available for grants of additional stock options, non-vested stock and other types of equity awards under the current plan.

Stock-based compensation, including stock options and non-vested stock awards, is expensed over the vesting period of the awards based on the grant date fair value.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions used for awards granted during fiscal 2011, 2010, and 2009:

	Year Ended May 26, 2011	Year Ended May 27, 2010	Year Ended May 28, 2009

Risk-free interest rate	1.4 – 2.8%	2.2 – 3.5%	3.9%
Dividend yield	2.8%	2.7%	1.9%
Volatility	49–61%	49-59%	38-41%
Expected life	4–9 years	4-9 years	4-9 years

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the period matching the expected term of the option.  The volatility percentage is based on the historical volatility of the Company’s stock price over the period matching the expected term of the option.  The expected life of the option represents the period of time that options granted are expected to be outstanding and is derived by analyzing historic exercise behavior.

Total pre-tax stock-based compensation expense was $1,795,000, $1,607,000, and $1,421,000 in fiscal 2011, 2010, and 2009, respectively. The recognized tax benefit on stock-based compensation was $399,000, $287,000, and $302,000 in fiscal 2011, 2010 and 2009, respectively.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Shareholders’ Equity and Stock-Based Compensation (continued)

A summary of the Company’s stock option activity and related information follows:

	May 26, 2011		May 27, 2010		May 28, 2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
	(options in thousands)
Outstanding at beginning of year	1,730	$14.33	1,500	$14.37	1,250	$13.95
Granted	314	11.87	298	13.31	327	15.54
Exercised	(120)	8.71	(38)	8.92	(48)	10.03
Forfeited	(51)	13.31	(30)	13.35	(29)	16.44
Outstanding at end of year	1,873	$14.31	1,730	$14.33	1,500	$14.37
Exercisable at end of year	999	$14.46	907	$13.08	778	$11.82
Weighted-average fair value of options granted during year	$4.85		$5.56		$5.87

Exercise prices for options outstanding as of May 26, 2011, ranged from $9.22 to $23.37. The weighted-average remaining contractual life of those options is 5.9 years. The weighted-average remaining contractual life of options currently exercisable is 4.0 years. There were 1,841,000 options outstanding, vested and expected to vest as of May 26, 2011 with a weighted average exercise price of $14.32.  Additional information related to these options segregated by exercise price range is as follows:

	Exercise Price Range
	$9.22 to $12.71	$12.72 to $17.73	$17.74 to $23.37
	(options in thousands)

Options outstanding	614	913	346
Weighted-average exercise price of options outstanding	$11.14	$14.22	$20.14
Weighted-average remaining contractual life of options outstanding	5.3	6.4	5.7
Options exercisable	312	444	243
Weighted-average exercise price of options exercisable	$10.42	$14.22	$20.11

The intrinsic value of options outstanding at May 26, 2011 was $61,000 and the intrinsic value of options exercisable at May 26, 2011, was $61,000. The intrinsic value of options exercised was $311,000, $93,000, and $291,000 during fiscal 2011, 2010, and 2009, respectively. As of May 26, 2011, total remaining unearned compensation cost related to stock options was $3,025,000, which will be amortized to expense over the remaining service period of five years.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Shareholders’ Equity and Stock-Based Compensation (continued)

A summary of the Company’s non-vested stock activity and related information follows:

	May 26, 2011		May 27, 2010		May 28, 2009
	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value
	(shares in thousands)
Outstanding at beginning of year	73	$16.00	75	$19.07	87	$18.64
Granted	23	10.42	22	10.36	-	-
Vested	(2)	20.26	(24)	20.37	(12)	15.84
Forfeited	-	-	-	-	-	-
Outstanding at end of year	94	$14.55	73	$16.00	75	$19.07

The Company expenses awards of non-vested stock based on the fair value of the Company’s common stock at the date of grant. As of May 26, 2011, total remaining unearned compensation related to non-vested stock was $508,000, which will be amortized over the weighted-average remaining service period of 6.8 years.

6.  Employee Benefit Plans

The Company has a qualified profit-sharing savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides for a contribution of a minimum of 1% of defined compensation for all plan participants and matching of 25% of employee contributions up to 6% of defined compensation. In addition, the Company may make additional discretionary contributions. During fiscal 2011, 2010, and 2009, the 1% and the discretionary contributions were made with the Company’s common stock. The Company also sponsors unfunded, nonqualified, defined-benefit and deferred compensation plans. The Company’s unfunded, nonqualified defined-benefit plan was amended effective January 1, 2009 to include two components. The first component applies to certain participants and continues to provide the same nonqualified pension benefits as were provided prior to the amendment. The second component applies to all other participants and provides an account-based supplemental retirement benefit. Pension and profit-sharing expense for all plans was $2,988,000, $2,921,000, and $2,997,000 for fiscal 2011, 2010, and 2009, respectively.

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Employee Benefit Plans (continued)

The status of the Company’s unfunded nonqualified, defined-benefit and account-based retirement plan based on the respective May 26, 2011 and May 27, 2010 measurement dates is as follows:

	May 26, 2011	May 27, 2010
	(in thousands)
Change in benefit obligation:
Net benefit obligation at beginning of year	$20,763	$19,049
Service cost	598	505
Interest cost	1,195	1,264
Actuarial loss	296	775
Benefits paid	(842)	(830)
Net benefit obligation at end of year	$22,010	$20,763

Funded status at end of year	$(22,010)	$(20,763)
Unrecognized prior service credit	(1,067)	(1,145)
Unrecognized net actuarial loss	5,281	5,171
Net amount recognized at end of year	$(17,796)	$(16,737)

Amounts recognized in the statement of financial position consist of:
Current accrued benefit liability	$(834)	$(820)
Noncurrent accrued benefit liability	(21,176)	(19,943)
Accumulated other comprehensive loss, net of tax	2,541	2,419
Deferred tax asset	1,673	1,607
Net amount recognized at end of year	$(17,796)	$(16,737)

	Year Ended
	May 26, 2011	May 27, 2010	May 28, 2009
	(in thousands)
Net periodic pension cost:
Service cost	$598	$505	$539
Interest cost	1,195	1,264	1,229
Net amortization of prior service cost, transition obligation and actuarial loss	108	88	128
	$1,901	$1,857	$1,896

The $2,541,000 loss, net of tax, included in accumulated other comprehensive loss at May 26, 2011, consists of the $3,184,000 net actuarial loss, net of tax, and the $643,000 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost.

The accumulated benefit obligation was $17,075,000 and $15,409,000 as of May 26, 2011 and May 27, 2010, respectively.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Employee Benefit Plans (continued)

The pre-tax change in the benefit obligation recognized in other comprehensive loss during fiscal 2011 consisted of the current year net actuarial loss of $296,000, the amortization of the net actuarial loss of $186,000 and the amortization of the prior service credit of $78,000. The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2012 is $121,000 and relates to the actuarial loss and the prior service credit.

The benefit obligations were determined using an assumed weighted-average discount rate of 5.3% in 2011 and 5.7% in 2010, and an annual salary rate increase of 5.0% for both years.

The net periodic benefit cost was determined using an assumed discount rate of 5.7% in fiscal 2011 and 6.6% in fiscal 2010 and 2009, and an annual salary rate increase of 5.0% for all three years.

Benefit payments expected to be paid subsequent to May 26, 2011, are:

Fiscal Year	(in thousands)
2012	$834
2013	831
2014	834
2015	1,035
2016	1,049
Years 2017 – 2021	5,457

7.  Income Taxes

The components of the net deferred tax liability are as follows:

	May 28, 2011	May 27, 2010
	(in thousands)
Current deferred income tax assets:
Accrued employee benefits	$617	$597
Other	1,895	2,111
Net current deferred tax assets	$2,512	$2,708

Noncurrent deferred income tax (liabilities) assets:
Depreciation and amortization	$(56,221)	$(51,377)
Accrued employee benefits	10,813	9,915
Other	1,283	2,282
Net noncurrent deferred tax liabilities	$(44,125)	$(39,180)

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Income Taxes (continued)

Income tax expense consists of the following:

	Year Ended
	May 26, 2011	May 27, 2010	May 28, 2009
	(in thousands)
Current:
Federal	$3,407	$86	$8,686
State	(58)	1,373	2,767
Deferred:
Federal	3,264	6,982	(635)
State	1,642	657	(652)
	$8,255	$9,098	$10,166

A reconciliation of the statutory federal tax rate to the effective tax rate follows:

	Year Ended
	May 26, 2011	May 27, 2010	May 28, 2009
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.8	5.2	5.1
Unrecognized tax benefits and related interest	-	(4.2)	(1.3)
Other	(2.0)	0.1	(1.6)
	37.8%	36.1%	37.2%

Net income taxes paid (refunds received) in fiscal 2011, 2010, and 2009 totaled $(1,330,000), $9,883,000, and $6,293,000, respectively.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefit are as follows:

	Year Ended
	May 26, 2011	May 27, 2010	May 28, 2009
	(in thousands)
Balance at beginning of year	$2,623	$4,118	$967
Increases due to:
Tax positions taken in prior years	-	-	3,778
Tax positions taken in current year	-	-	-
Decreases due to:
Tax positions taken in prior years	(66)	(1,437)	-
Settlements with taxing authorities	-	-	-
Lapse of applicable statute of limitations	(14)	(58)	(627)
Balance at end of year	$2,543	$2,623	$4,118

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Income Taxes (continued)

The Company’s total unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate were $157,000, $166,000, and $1,511,000 as of May 26, 2011, May 27, 2010, and May 28, 2009, respectively. At May 26, 2011, the Company had accrued interest and penalties of $369,000 and $436,000, respectively, compared to accrued interest and penalties of $407,000 and $436,000, respectively, at May 27, 2010. The company classifies interest and penalties relating to income taxes as income tax expense. For the year ended May 26, 2011, $(39,000) of interest and no penalties were recognized in the statement of earnings compared to $(344,000) of interest and $436,000 of penalties for the year ended May 27, 2010 and $712,000 of interest and no penalties for the year ended May 28, 2009.

At May 26, 2011, examination of the Company’s consolidated federal income tax returns by the Internal Revenue Service (“IRS”) had concluded for the years 2007 and 2008. Certain issues relating to this examination are currently under appeal. With certain exceptions, the Company’s state income tax returns are no longer subject to examination for the fiscal years 2006 and prior. At this time, the Company does not expect the results from any income tax audit or appeal to have a significant impact on the Company’s financial statements.

It is reasonably possible that the Company’s unrecognized tax benefits may decrease within the next twelve months by up to $2,500,000, primarily as a result of settlements with taxing authorities.

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

	Year Ended
	May 26, 2011	May 27, 2010	May 28, 2009
	(in thousands)
Fixed minimum rentals	$7,955	$7,488	$7,295
Amortization of favorable lease right	334	334	334
Percentage rentals	39	73	115
	$8,328	$7,895	$7,744

Aggregate minimum rental commitments under long-term operating leases, assuming the exercise of certain lease options, are as follows at May 26, 2011:

Fiscal Year	(in thousands)
2012	$7,202
2013	7,246
2014	6,934
2015	6,776
2016	6,699
Thereafter	102,194
$137,051

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Commitments, License Rights and Contingencies (continued)

Commitments – The Company has commitments for the completion of construction at various properties totaling approximately $3,837,000 at May 26, 2011.

License Rights – The Company has license rights to operate three hotels using the Hilton trademark, one hotel using the Four Points by Sheraton trademark and one hotel using the InterContinental trademark. Under the terms of the licenses, the Company is obligated to pay fees based on defined gross sales.

Contingencies – The Company guarantees the debt of a joint venture totaling $1,195,000 at May 26, 2011. The debt of the joint venture is collateralized by the real estate, building and improvements and all equipment. The Company does not anticipate this guarantee to be payable within the next fiscal year.

The Company has approximately two and one half-years remaining on a ten and one half-year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $1,129,000 as of May 26, 2011. The Company does not anticipate the guarantee to be payable within the next fiscal year.

During fiscal 2011, an adverse legal judgment was rendered against the Company related to architectural services rendered during the construction of the condominium units at its Platinum Hotel & Spa in Las Vegas, Nevada. The Company is vigorously appealing the judgment and believes that there is a reasonable possibility that the judgment may be overturned. The Company believes not only that the judge incorrectly interpreted the contract in rendering his decision, but the plaintiff’s own billing records indicate the plaintiff’s attorney may have had inappropriate ex parte communications with the judge. The Company has filed a motion for a new trial based on the ex parte communications. In addition, it has filed an appeal based on the judge’s application of the relevant laws and interpretation of the contract. The ultimate resolution of this matter could result in a loss ranging from $0 to $1,800,000. During fiscal 2011, the Company recorded a $1,145,000 liability related to this matter which is included in other accrued liabilities.

Subsidiaries of the Company are defendants in legal proceedings related to the development of the condominium units at the Platinum Hotel & Spa. The Company believes the lawsuits are without merit and plans to vigorously defend against them. Since these matters are in the preliminary stages, the Company is unable to estimate the associated expenses or possible losses as of May 26, 2011.

9.  Joint Venture Transactions

At May 26, 2011 and May 27, 2010, the Company held investments with aggregate carrying values of $2,921,000 and $1,322,000, respectively, in several joint ventures, which are accounted for under the equity method.

The Company has receivables from hotel joint ventures of $1,667,000 and $1,394,000 at May 26, 2011 and May 27, 2010, respectively, which are fully reserved as of each respective year-end.

Included in notes payable at May 26, 2011 and May 27, 2010, is $221,000 owed to joint ventures in connection with cash advanced to the Company. The Company pays interest on the cash advances based on the 90-day certificate of deposit rates.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Business Segment Information

The Company evaluates performance and allocates resources based on the operating income (loss) of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Following is a summary of business segment information for fiscal 2009 through 2011:

	Theatres	Hotels/ Resorts	Corporate Items	Total
	(in thousands)
Fiscal 2011
Revenues	$207,349	$168,727	$928	$377,004
Operating income (loss)	37,300	6,753	(10,556)	33,497
Depreciation and amortization	17,066	15,921	536	33,523
Assets	351,936	299,418	43,092	694,446
Capital expenditures and acquisitions	15,885	9,205	96	25,186

Fiscal 2010
Revenues	$224,102	$153,935	$1,032	$379,069
Operating income (loss)	44,741	1,438	(9,976)	36,203
Depreciation and amortization	16,701	15,042	569	32,312
Assets	352,138	306,510	45,763	704,411
Capital expenditures and acquisitions	9,431	15,622	29	25,082

Fiscal 2009
Revenues	$215,258	$167,055	$1,183	$383,496
Operating income (loss)	43,671	9,700	(9,972)	43,399
Depreciation and amortization	16,431	15,148	649	32,228
Assets	359,232	306,467	45,824	711,523
Capital expenditures and acquisitions	20,924	14,680	137	35,741

Corporate items include amounts not allocable to the business segments. Corporate revenues consist principally of rent and the corporate operating loss includes general corporate expenses. Corporate information technology costs and accounting shared services costs are allocated to the business segments based upon several factors, including actual usage and segment revenues. Corporate assets primarily include cash and cash equivalents, investments, notes receivable and land held for development.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Unaudited Quarterly Financial Information (in thousands, except per share data)

	13 Weeks Ended
Fiscal 2011	August 26, 2010	November 25, 2010	February 24, 2011	May 26, 2011

Revenues	$113,956	$86,735	$83,997	$92,316
Operating income	19,424	5,406	91	8,576
Net earnings (loss)	10,020	2,084	(2,029)	3,483
Net earnings (loss) per common share – diluted	$0.34	$0.07	$(0.07)	$0.12

	13 Weeks Ended
Fiscal 2010	August 27, 2009	November 26, 2009	February 25, 2010	May 27, 2010

Revenues	$110,153	$83,366	$96,444	$89,106
Operating income	18,975	1,967	8,044	7,217
Net earnings (loss)	10,218	(323)	3,191	3,029
Net earnings (loss) per common share – diluted	$0.34	$(0.01)	$0.11	$0.10

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act during the fourth quarter of our fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to the relevant information set forth under the captions “Election of Directors,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2011 Annual Meeting of Shareholders scheduled to be held on October 11, 2011 (our “Proxy Statement”).  Information regarding our executive officers may be found in Part I of this Form 10-K under the caption “Executive Officers of the Company.” Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this Form 10-K.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the relevant information set forth under the caption “Compensation Discussion and Analysis” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table lists certain information about our three stock option plans, our 1995 Equity Incentive Plan, our 1994 Nonemployee Director Stock Option Plan and our 2004 Equity Incentive Plan, all of which were approved by our shareholders.  We do not have any equity-based compensation plans that have not been approved by our shareholders.

Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under current equity compensation plan (excluding securities reflected in the first column)

1,873,000	$14.31	497,000

The other information required by Item 12 is incorporated herein by reference to the relevant information set forth under the caption “Stock Ownership of Management and Others” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13, to the extent applicable, is incorporated herein by reference to the relevant information set forth under the caption “Policies and Procedures Governing Related Person Transactions” in our Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference herein to the relevant information set forth under the caption “Other Matters” in our Proxy Statement.

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

THE MARCUS CORPORATION

Date: August 9, 2011	By:	/s/ Gregory S. Marcus
Gregory S. Marcus,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of us and in the capacities as of the date indicated above.

By:	/s/ Gregory S. Marcus	By:	/s/ Daniel F. McKeithan, Jr.
	Gregory S. Marcus, President and Chief		Daniel F. McKeithan, Jr., Director
Executive Officer (Principal Executive
Officer) and Director

By:	/s/ Douglas A. Neis	By:	/s/ Diane Marcus Gershowitz
	Douglas A. Neis, Chief Financial		Diane Marcus Gershowitz, Director
Officer and Treasurer (Principal
Financial Officer and Accounting
Officer)

By:	/s/ Stephen H. Marcus	By:	/s/ Timothy E. Hoeksema
	Stephen H. Marcus, Chairman and Director		Timothy E. Hoeksema, Director

By:	/s/ Philip L. Milstein	By:	/s/ Allan H. Selig
	Philip L. Milstein, Director		Allan H. Selig, Director

By:	/s/ Bronson J. Haase	By:	/s/ James D. Ericson
	Bronson J. Haase, Director		James D. Ericson, Director

By:	/s/ Bruce J. Olson
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

10.1*	The Marcus Corporation 1995 Equity Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 5, 2006.]

10.2*	The Marcus Corporation 1994 Nonemployee Director Stock Option Plan, as amended. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 5, 2006.]

10.3*	The Marcus Corporation Non-Employee Director Compensation Plan. [Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended May 27, 2010.]

10.4*	The Marcus Corporation 2004 Equity Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 8, 2008.]

E-1

10.5*	Form of The Marcus Corporation 2004 Equity Incentive Plan Stock Option Award (Employees). [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 8, 2008.]

10.6*	Form of The Marcus Corporation 2004 Equity Incentive Plan Stock Option Award (Non-Employee Directors). [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 8, 2008.]

10.7*	Form of The Marcus Corporation Equity Incentive Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2005.]

10.8*	The Marcus Corporation Variable Incentive Plan Terms, as amended. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 7, 2009.]

10.9*	The Marcus Corporation Deferred Compensation Plan. [Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended May 25, 2006.]

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

10.12
Administrative Services Agreement between Marcus Investments, LLC and The Marcus Corporation, as amended. [Incorporated by reference to Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.]

21	Our subsidiaries as of May 26, 2011.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

99
Proxy Statement for the 2011 Annual Meeting of Shareholders.  (The Proxy Statement for the 2011 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of our fiscal year.)

*This exhibit is a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

E-2