Form 10-Q
period 2011-08-25
MARCUS CORP
filed 2011-10-04
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 25, 2011

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

Yes      ☒                                                      No     ☐

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

COMMON STOCK OUTSTANDING AT SEPTEMBER 30, 2011 – 20,404,444
CLASS B COMMON STOCK OUTSTANDING AT SEPTEMBER 30, 2011 – 8,833,317

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	August 25, 2011	May 26, 2011

ASSETS
Current assets:
Cash and cash equivalents	$6,756	$8,890
Accounts and notes receivable, net of reserves of $937 and $880, respectively	9,836	8,083
Refundable income taxes	–	2,629
Deferred income taxes	2,533	2,512
Other current assets	9,795	10,043
Total current assets	28,920	32,157

Property and equipment:
Land and improvements	94,789	94,772
Buildings and improvements	532,839	532,789
Leasehold improvements	61,401	61,395
Furniture, fixtures and equipment	219,887	220,559
Construction in progress	5,848	3,300
Total property and equipment	914,764	912,815
Less accumulated depreciation and amortization	342,749	335,118
Net property and equipment	572,015	577,697

Other assets:
Investments in joint ventures	2,884	2,921
Goodwill	44,240	44,274
Condominium units	3,508	3,508
Other	34,254	33,889
Total other assets	84,886	84,592

TOTAL ASSETS	$685,821	$694,446

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	August 25, 2011	May 26, 2011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$221	$221
Accounts payable	16,828	20,721
Income taxes	5,137	–
Taxes other than income taxes	12,538	12,240
Accrued compensation	6,312	5,590
Other accrued liabilities	27,194	26,652
Current maturities of long-term debt	17,782	17,770
Total current liabilities	86,012	83,194

Long-term debt	178,057	197,232

Deferred income taxes	44,440	44,125

Deferred compensation and other	30,712	30,415

Shareholders’ equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	–	–
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,356,196 shares at August 25, 2011 and May 26, 2011	22,356	22,356
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,833,317 shares at August 25, 2011 and May 26, 2011	8,834	8,834
Capital in excess of par	49,759	49,437
Retained earnings	293,633	283,617
Accumulated other comprehensive loss	(2,582)	(2,565)
	372,000	361,679
Less cost of Common Stock in treasury (1,834,262 shares at August 25, 2011 and 1,453,167 shares at May 26, 2011)	(25,400)	(22,199)
Total shareholders’ equity	346,600	339,480

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$685,821	$694,446

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

(in thousands, except per share data)	13 Weeks Ended
	August 25, 2011	August 26, 2010
Revenues:
Theatre admissions	$44,174	$41,967
Rooms	28,918	26,360
Theatre concessions	22,869	19,646
Food and beverage	14,696	13,311
Other revenues	13,250	12,672
Total revenues	123,907	113,956

Costs and expenses:
Theatre operations	36,201	34,662
Rooms	9,411	8,760
Theatre concessions	5,537	4,785
Food and beverage	10,465	9,553
Advertising and marketing	5,855	5,466
Administrative	10,815	10,049
Depreciation and amortization	8,920	8,342
Rent	2,123	2,047
Property taxes	3,228	3,537
Other operating expenses	8,004	7,331
Total costs and expenses	100,559	94,532

Operating income	23,348	19,424

Other income (expense):
Investment income	144	52
Interest expense	(2,351)	(2,658)
Loss on disposition of property, equipment and other assets	(181)	(1)
Equity losses from unconsolidated joint ventures, net	(71)	(69)
	(2,459)	(2,676)

Earnings before income taxes	20,889	16,748
Income taxes	8,412	6,728
Net earnings	$12,477	$10,020

Net earnings per share – basic:
Common Stock	$0.43	$0.35
Class B Common Stock	$0.40	$0.32

Net earnings per share – diluted:
Common Stock	$0.42	$0.34
Class B Common Stock	$0.40	$0.32

Dividends per share:
Common Stock	$0.085	$0.085
Class B Common Stock	$0.077	$0.077

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
	13 Weeks Ended
(in thousands)	August 25, 2011	August 26, 2010
OPERATING ACTIVITIES:
Net earnings	$12,477	$10,020
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures	71	21
Loss on disposition of property, equipment and other assets	181	1
Distribution from joint venture	11	–
Amortization of loss on swap agreement	28	28
Amortization of favorable lease right	83	83
Depreciation and amortization	8,920	8,342
Stock compensation expense	443	447
Deferred income taxes	339	(1,137)
Deferred compensation and other	281	255
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,705)	(766)
Other current assets	248	(2,982)
Accounts payable	(3,484)	(2,015)
Income taxes	7,766	10,791
Taxes other than income taxes	298	578
Accrued compensation	722	446
Other accrued liabilities	542	(584)
Total adjustments	14,744	13,508
Net cash provided by operating activities	27,221	23,528

INVESTING ACTIVITIES:
Capital expenditures	(3,663)	(2,198)
Proceeds from disposals of property, equipment and other assets	5	12
Increase in restricted cash	(182)	–
Increase in other assets	(722)	(782)
Cash advanced to joint ventures	(29)	–
Net cash used in investing activities	(4,591)	(2,968)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from issuance of notes payable and long-term debt	15,000	19,000
Principal payments on notes payable and long-term debt	(34,163)	(33,050)
Equity transactions:
Treasury stock transactions, except for stock options	(3,737)	(3,823)
Exercise of stock options	415	622
Dividends paid	(2,461)	(2,450)
Net cash used in financing activities	(24,946)	(19,701)

Net increase (decrease) in cash and cash equivalents	(2,316)	859
Cash and cash equivalents at beginning of period	3,580	9,132
Cash and cash equivalents at end of period	$1,264	$9,991

Supplemental information:
Interest paid, net of amounts capitalized	$880	$902
Income taxes paid (refunded), net	226	(3,324)

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED AUGUST 25, 2011
(Unaudited)

1.           General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 26, 2011, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the 13 weeks ended August 25, 2011 and August 26, 2010 have been prepared by the Company without audit.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the unaudited interim financial information at August 25, 2011, and for all periods presented, have been made.  The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods.

Restricted Cash – Included in cash and cash equivalents as of August 25, 2011 and May 26, 2011 is restricted cash of $5,492,000 and $5,310,000, respectively, related to capital expenditure reserve funds, sinking funds, operating reserves and replacement reserves. Restricted cash is not considered a cash and cash equivalent for purposes of the statement of cash flows. As such, the change in restricted cash is reported as an investing activity in the consolidated statement of cash flows for the period ended August 25, 2011.  The change in restricted cash for the period ended August 26, 2010 was not material.

Depreciation and Amortization – Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $8,750,000 and $8,158,000 for the 13 weeks ended August 25, 2011 and August 26, 2010, respectively.

Comprehensive Income – Total comprehensive income for the 13 weeks ended August 25, 2011 and August 26, 2010 was $12,460,000 and $10,073,000, respectively.

Accumulated other comprehensive loss consists of the following, all presented net of tax:

	August 25, 2011	May 26, 2011
	(in thousands)
Unrealized gain on available for sale investments	$67	$101
Unrecognized loss on terminated interest rate swap agreement	(109)	(126)
Net unrecognized actuarial loss for pension obligation	(2,540)	(2,540)
	$(2,582)	$(2,565)

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended August 25, 2011	13 Weeks Ended August 26, 2010
	(in thousands, except per share data)
Numerator:
Net earnings	$12,477	$10,020
Denominator:
Denominator for basic EPS	29,643	29,548
Effect of dilutive employee stock options and non-vested stock	26	45
Denominator for diluted EPS	29,669	29,593
Net earnings per share – basic:
Common Stock	$0.43	$0.35
Class B Common Stock	$0.40	$0.32
Net earnings per share – diluted:
Common Stock	$0.42	$0.34
Class B Common Stock	$0.40	$0.32

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:
Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At August 25, 2011 and May 26, 2011, the Company’s $316,000 and $372,000, respectively, of available for sale securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 – Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At August 25, 2011 and May 26, 2011, none of the Company’s assets or liabilities were valued using Level 2 pricing inputs.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At August 25, 2011 and May 26, 2011, none of the Company’s assets or liabilities were valued using Level 3 pricing inputs.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended August 25, 2011	13 Weeks Ended August 26, 2010
	(in thousands)
Service cost	$157	$150
Interest cost	295	299
Net amortization of prior service cost, transition obligation and actuarial loss	30	27
Net periodic pension cost	$482	$476

2.           Derivatives and Hedging Activities

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

From February 1, 2008 through February 1, 2011, the Company had an interest rate swap agreement covering $25,170,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.24% while receiving interest at a defined variable rate of one-month LIBOR.  The Company recognizes derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement was considered effective and qualified as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the 13 weeks ending August 26, 2010, the interest rate swap was considered effective. The increase in fair value of the interest rate swap of $115,000 ($69,000 net of tax) was included in other comprehensive loss for the 13 weeks ended August 26, 2010.  The notional amount of the swap was $25,170,000 throughout the life of the swap.

On February 29, 2008, the Company also entered into an interest rate swap agreement covering $25,000,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.49% while receiving interest at a defined variable rate of three-month LIBOR. The interest rate swap agreement was considered effective and qualified as a cash flow hedge. On March 19, 2008, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $567,000 ($338,000 net of tax). For the 13 weeks ended August 25, 2011 and August 26, 2010, the Company reclassified $28,000 ($17,000 net of tax) from accumulated other comprehensive loss to interest expense. The remaining loss at August 25, 2011 in accumulated other comprehensive loss will be reclassified into earnings as interest expense through April 15, 2013, the remaining life of the original hedge. The Company expects to reclassify approximately $113,000 ($68,000 net of tax) of loss into earnings within the next 12 months.

3.           Income Taxes

The Company’s effective income tax rate for the 13 weeks ended August 25, 2011 and August 26, 2010 was 40.3% and 40.2%, respectively.

4.           Contingencies

The Company has approximately two years remaining on a ten and one half-year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $1,019,000 as of August 25, 2011.

During fiscal 2011, an adverse legal judgment was rendered against the Company related to architectural services rendered during the construction of the condominium units at its Platinum Hotel & Spa in Las Vegas, Nevada. The Company is appealing the judgment and believes that there is a reasonable possibility that the judgment may be overturned. The Company believes not only that the judge incorrectly interpreted the contract in rendering his decision, but that the plaintiff’s own billing records indicate that the plaintiff’s attorney may have had inappropriate ex parte communications with the judge. The Company has filed a motion for a new trial based on the ex parte communications. In addition, it has filed an appeal based on the judge’s application of the relevant laws and interpretation of the contract. The ultimate resolution of this matter could result in a loss ranging from $0 to $1,800,000. During fiscal 2011, the Company recorded a $1,145,000 liability related to this matter which is included in other accrued liabilities.

Subsidiaries of the Company are defendants in legal proceedings related to the development of the condominium units at the Platinum Hotel & Spa. The Company believes the lawsuits are without merit and plans to vigorously defend against them. Since these matters are in the preliminary stages, the Company is unable to estimate the associated expenses or possible losses as of August 25, 2011.

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

Following is a summary of business segment information for the 13 weeks ended August 25, 2011 and August 26, 2010 (in thousands):

13 Weeks Ended August 25, 2011	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$69,863	$53,898	$146	$123,907
Operating income (loss)	16,883	9,287	(2,822)	23,348
Depreciation and amortization	4,850	3,942	128	8,920

13 Weeks Ended August 26, 2010	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$64,682	$49,067	$207	$113,956
Operating income (loss)	14,546	7,409	(2,531)	19,424
Depreciation and amortization	4,232	3,975	135	8,342

THE MARCUS CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division, as well as other industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (2) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, and preopening and start-up costs due to the capital intensive nature of our businesses; (3) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (4) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (5) the effects on our occupancy and room rates of the relative industry supply of available rooms at comparable lodging facilities in our markets; (6) the effects of competitive conditions in our markets; (7) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; and (8) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, the United States’ responses thereto and subsequent hostilities. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

General

We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May.  Fiscal 2012 is a 53-week year and we anticipate that our reported results for fiscal 2012 will benefit from the additional week of reported operations.  Fiscal 2011 was a 52-week year.  We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the comparable first quarters of fiscal 2012 and 2011 (in millions, except for per share and variance percentage data):

	First Quarter
			Variance
	F2012	F2011	Amt.	Pct.

Revenues	$123.9	$114.0	$9.9	8.7%
Operating income	23.3	19.4	3.9	20.2%
Other income (expense)	(2.5)	(2.7)	0.2	8.1%
Net earnings	12.5	10.0	2.5	24.5%

Net earnings per common share – diluted	$0.42	$0.34	$0.08	23.5%

Revenues, operating income (earnings before other income/expense and income taxes) and net earnings increased during the first quarter of fiscal 2012 compared to the same period last year due to improved operating results from both our theatre and hotels and resorts divisions.  Operating results from our theatre division benefitted from a strong slate of movies during the fiscal 2012 first quarter and a significant increase in our average concession sales per person.  Operating results from our hotels and resorts division were favorably impacted by higher occupancy rates and average daily rates during the fiscal 2012 first quarter.  A reduction in our interest expense also contributed to our improved first quarter net earnings compared to the prior year.

We did not recognize any significant variations in investment income, gains or losses on the disposition of property, equipment and other assets or net equity losses from unconsolidated joint ventures during the first quarter of fiscal 2012 compared to the same quarter last year.  The timing of periodic sales of our property and equipment varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment.

Our interest expense totaled $2.4 million for the first quarter of fiscal 2012 compared to $2.7 million during the same period last year, a decrease of approximately $300,000, or 11.6%.  The decrease in interest expense during the first quarter of fiscal 2012 was the result of reduced borrowings during that period, primarily due to improved operating results.  Due to the stronger cash flow from our operating divisions during the summer months, our borrowing levels are typically at their lowest point at the end of our fiscal first quarter.  It is likely that our borrowing levels will increase later this fiscal year as we intend to increase our capital spending while our operating cash flows decline during our slower operating months.  As a result, barring an event that would require significantly more borrowings during fiscal 2012 than currently planned (such as a significant acquisition or share repurchase), and assuming short-term interest rates do not increase significantly during fiscal 2012, we currently believe our interest expense will not vary significantly from prior year levels during the remaining quarters of fiscal 2012 compared to fiscal 2011.

We reported income tax expense for the first quarter of fiscal 2012 of $8.4 million, an increase of $1.7 million, or 25.0%, compared to income tax expense of $6.7 million during the same period of fiscal 2011.  Our fiscal 2012 first quarter effective income tax rate was 40.3% compared to our fiscal 2011 first quarter effective rate of 40.2%.  As a result of recent settlement discussions with the IRS, we believe our liability for unrecognized tax benefits may decrease during fiscal 2012 by up to $2.5 million, of which approximately $400,000 may favorably impact our fiscal 2012 effective income tax rate.  As a result, we currently anticipate that our fiscal 2012 effective income tax rate may decrease during one of our upcoming fiscal 2012 quarters, resulting in an annual effective income tax rate close to its historical range of 38-40%, excluding any further changes in our liability for unrecognized tax benefits or potential changes in federal and state income tax rates.  Our actual fiscal 2012 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the first quarters of fiscal 2012 and 2011 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2012	F2011	Amt.	Pct.

Revenues	$69.9	$64.7	$5.2	8.0%
Operating income	16.9	14.5	2.4	16.1%
Operating margin (% of revenues)	24.2%	22.5%

Consistent with the seasonal nature of the motion picture exhibition industry, the first quarter is typically the strongest period of our fiscal year for our theatre division due to the traditionally strong summer movie season. Our theatre division’s fiscal 2012 first quarter operating results improved compared to the same period in the prior year due primarily to increased attendance and a significant increase in our average concession sales per person.  Our fiscal 2012 first quarter operating income and operating margin would have been even greater if not for the fact that we recognized approximately $600,000 of accelerated depreciation during the quarter related to our existing 35MM film projection systems that are currently being replaced in conjunction with our deployment of new digital projection systems.  We expect to report approximately $800,000 of additional accelerated depreciation in connection with these actions during our fiscal 2012 second quarter.

The following table breaks down the components of revenues for the theatre division for the first quarters of fiscal 2012 and 2011 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2012	F2011	Amt.	Pct.

Box office receipts	$44.2	$42.0	$2.2	5.3%
Concession revenues	22.9	19.6	3.3	16.4%
Other revenues	2.8	3.1	(0.3)	-8.1%
Total revenues	$69.9	$64.7	$5.2	8.0%

The increase in our box office receipts for the first quarter of fiscal 2012 compared to the same period last year was due primarily to an increase in theatre attendance and a 1.0% increase in our average ticket price during the fiscal 2012 first quarter compared to the same period last year.  The increase in our average ticket price contributed approximately $400,000, or approximately 19%, of our increased box office receipts during our fiscal 2012 first quarter compared to the first quarter of fiscal 2011 and was attributable primarily to selected price increases and premium pricing for our digital 3D and UltraScreen® attractions.

Our fiscal 2012 first quarter concession revenues increased compared to the same period last year primarily as a result of the increased attendance and an 11.7% increase in our average concession revenues per person compared to the fiscal 2011 first quarter.  The increase in our average concession revenues per person contributed approximately $2.4 million, or approximately 74%, of our increased concession revenues during our fiscal 2012 first quarter compared to the same period last year.  Selected price increases, a change during the second half of our prior fiscal year from sales tax inclusive pricing to sales tax added pricing, and a change in concession product mix, including increased sales of higher priced non-traditional food and beverage items, were the primary reasons for our increased average concession sales per person during the fiscal 2012 first quarter.  Other revenues decreased slightly during our fiscal 2012 first quarter compared to the same period last year due primarily to a small decrease in pre-show advertising income.

Comparable theatre attendance increased 2.3% during the first quarter of fiscal 2012 compared to the same period last year.  The majority of the comparable theatre increase in attendance occurred primarily during two time periods during the quarter.  This year’s Memorial Day weekend films (including Pirates of the Caribbean: On Stranger Tides, Kung Fu Panda 2 and The Hangover Part II) significantly outperformed the films shown during last year’s first fiscal week (including Shrek Forever After, Sex and the City 2 and Prince of Persia: The Sands of Time).   We also benefited in mid-July from the outstanding performance of the final installment of the Harry Potter film franchise.  In addition, the quantity of top performing films increased this year – 12 movies produced box office receipts of over $1.5 million for our circuit during our fiscal 2012 first quarter, compared to only seven films that reached that milestone during the same period last year.  Our highest grossing films during the fiscal 2012 first quarter included Harry Potter and the Deathly Hallows: Part 2 (3D), Transformers: Dark of the Moon (3D), The Hangover Part II and Cars 2 (3D).  Digital 3D continued to be a meaningful contributor to our box office receipts, with six of our top seven films in the fiscal 2012 first quarter presented in both 3D and 2D.

In July 2011, we signed a master license agreement with a subsidiary of Cinedigm Digital Cinema Corp. to deploy digital cinema systems in approximately 630 of our first-run screens at 47 company-owned locations (including previously installed systems).  When completed, we will offer state-of-the-art digital projection technology on virtually all screens operated by our theatre division.  Installation of the first new systems began in mid-August 2011 and all systems were installed by the end of September 2011.  The costs to deploy this new technology will be covered primarily through the payment of virtual print fees from studios to our selected implementation company, Cinedigm.  Under the terms of the agreement, Cinedigm’s subsidiary will purchase the digital projection systems and license them to us under a long-term arrangement.  Our goals from digital cinema include delivering an improved film presentation to our guests, increasing scheduling flexibility, providing a platform for additional 3D presentations as needed, as well as maximizing the opportunities for alternate programming that may be available with this technology.

September is typically the slowest month of the year for our theatre division, and film product for the second quarter of fiscal 2012 has thus far produced box office results slightly less than the same period last year.  We believe our fiscal 2012 second quarter will likely benefit from another increase in our average concession sales per person compared to the prior year second quarter for all the reasons previously described.   Films scheduled to be released this fall and during the upcoming Thanksgiving holiday period that may generate substantial box office interest include: Real Steel, Footloose, Paranormal Activity 3, Puss in Boots (3D), Tower Heist, The Twilight Saga: Breaking Dawn – Part 1, Happy Feet Two (3D) and The Muppets.  In addition, potential box office hits scheduled to be released during our traditionally busy Christmas and New Year’s holiday period include sequels to the popular Alvin and the Chipmunks, Sherlock Holmes and Mission Impossible film franchises, as well as new movies such as New Year’s Eve, The Girl with the Dragon Tattoo and two films from Steven Spielberg, War Horse and The Adventures of Tin Tin: Secret of the Unicorn.  Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD.  These are factors over which we have no control.

We ended the first quarter of fiscal 2012 with a total of 673 company-owned screens in 53 theatres and 11 managed screens in two theatres compared to 657 company-owned screens in 52 theatres and 11 managed screens in two theatres at the end of the same period last year. Early in our fiscal 2011 second quarter, we purchased a 16-screen theatre in Appleton, Wisconsin from Regal Entertainment Group.  Early in our fiscal 2012 second quarter, we began an extensive renovation of a theatre in a suburb of St. Cloud, Minnesota that will include construction of our second Zaffiro’s Pizzeria and Bar.   We expect to open the new restaurant early in our fiscal 2012 third quarter.

Hotels and Resorts

The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the first quarters of fiscal 2012 and 2011 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2012	F2011	Amt.	Pct.

Revenues	$53.9	$49.1	$4.8	9.8%
Operating income	9.3	7.4	1.9	25.3%
Operating margin (% of revenues)	17.2%	15.1%

Our first quarter is historically the strongest quarter of our fiscal year for our hotels and resorts division due to increased travel during the summer months at our predominantly Midwestern properties.  Division revenues and operating income increased significantly during our fiscal 2012 first quarter compared to the prior year first quarter due to both increased occupancy percentage and average daily room rate during the period, with particular strength from our non-group customer segments, including the individual business customer, the volume corporate business customer and the leisure customer.

The following table sets forth certain operating statistics for the first quarters of fiscal 2012 and 2011, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	First Quarter(1)
			Variance
	F2012	F2011	Amt.		Pct.

Occupancy percentage	84.2%	81.6%	2.6	pts	3.2%
ADR	$146.50	$137.76	$8.74		6.3%
RevPAR	$123.40	$112.36	$11.04		9.8%

(1)
These operating statistics represent averages of our eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance.  The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at all eight of our company-owned properties during the first quarter of fiscal 2012 compared to the same period last year.  Our RevPAR increase compared very favorably to comparable industry results.  According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal quarter results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 6.0% during our fiscal 2012 first quarter, less than the increase of 9.8% we experienced.

The lodging industry continues to recover at a steady pace after several very difficult years.  In order to better understand our fiscal 2012 results compared to pre-recessionary levels, the following table compares our fiscal 2012 first quarter operating statistics to our fiscal 2008 first quarter operating statistics for the same eight company-owned properties:

	First Quarter
			Variance
	F2012	F2008	Amt.		Pct.

Occupancy percentage	84.2%	78.5%	5.7	pts	7.3%
ADR	$146.50	$158.45	$(11.95)		-7.5%
RevPAR	$123.40	$124.45	$(1.05)		-0.8%

As indicated by the tables above, fiscal 2012 first quarter occupancy rates showed improvement over the prior year first quarter and, in fact, were at record levels for our division, significantly higher than they were prior to the recession-driven downturn in the hotel industry. Although we continued to benefit from modest improvement in occupancy rates from our group customer segment, the majority of the increase in our occupancy rates during our fiscal 2012 first quarter compared to our fiscal 2011 first quarter were primarily attributable to our non-group customer segment, and in particular, individual business travelers and volume corporate customers.

Conversely, one of the biggest challenges facing our hotels and resorts division, and the industry as a whole, has been the overall decline in ADR, as highlighted in the above comparisons to fiscal 2008.  We were pleased to report our third straight quarter of year-over-year ADR increases during our fiscal 2012 first quarter, with seven of our eight company-owned properties reporting year-over-year increases in ADR during the quarter. The strong room demand from the previously described business traveler customers allowed us to reduce the number of rooms made available to alternate internet booking channels during our fiscal 2012 first quarter compared to the prior year first quarter. These internet channels, used most often by the leisure customer, generally result in reduced ADR.

Division operating income and operating margins increased during our fiscal 2012 first quarter compared to the prior year first quarter due to the increase in revenues described above.  Operating margins would have likely increased more if not for the fact that we derived a larger share of our revenues from record high occupancy rates as compared to the lower occupancy, higher ADR environment that we experienced during fiscal 2008.  Approximately 39% of our fiscal 2012 first quarter revenue increase flowed through to our operating income during our fiscal 2012 first quarter, compared to the 50% flow through that we would expect to see during a higher rate environment.  Operating costs traditionally increase as occupancy increases, which puts pressure on our operating margins until we are able to achieve additional ADR increases.  We hope that the recent increases we have experienced in our ADR will continue, but in order to be able to realize ADR’s at or above pre-recession levels, we believe we will need to experience a return to our historical ratio of group versus non-group mix of business.

Our current near-term outlook for this division’s performance remains one of cautious optimism, based upon the improved results of the past twelve months and the fact that group bookings continue to improve.  The vast majority of our company-owned hotels are ahead of their booking pace for fiscal 2012 relative to the same time period in fiscal 2011.  As a result, we generally expect our favorable revenue trends to continue.  Although many challenges remain and our forecasting ability remains limited due to continued relatively short booking windows, the current trends are encouraging.  Whether the current positive trends continue depends in large part upon whether the economic environment continues its gradual improvement.  We remain concerned about the fragility of the current economy as well as the uncertainty surrounding the current employment and political environment.

We continue to pursue several new growth opportunities as we seek to increase the number of rooms under management in the future.  In addition, we recently announced the formation of a new hotel investment business under the direction of a well-respected industry veteran with extensive hotel acquisition and development experience.  Historically, whether investing on our own behalf or partnering with others (something we have done for nearly 50 years), the development team that led these activities was housed within our hotels and resorts division.  With an eye towards continuing that activity and potentially expanding into other activities such as fund sponsorship, we thought it would be strategically advantageous to separate the development activity into a separate entity to give it greater focus.  While our efforts are just beginning in this new venture, we expect to evaluate various hotel investment strategies and opportunities that may provide long-term value to our company.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases.  We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $130 million of unused credit lines as of the end of our fiscal 2012 first quarter, should be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2012.

Net cash provided by operating activities increased by $3.7 million during the first quarter of fiscal 2012 to $27.2 million, compared to $23.5 million during the prior year’s first quarter. The increase was due primarily to improved net earnings, an increase in deferred income taxes and the favorable timing in the collection of other current assets, partially offset by the unfavorable timing of the payment of accounts payable and income taxes.

Net cash used in investing activities during the fiscal 2012 first quarter totaled $4.6 million, compared to $3.0 million during the fiscal 2011 first quarter. The increase in net cash used in investing activities was primarily the result of increased capital expenditures.  Capital expenditures totaled $3.7 million during the first quarter of fiscal 2012 compared to $2.2 million during the prior year’s first quarter.  Fiscal 2012 first quarter capital expenditures included approximately $2.7 million incurred in our hotels and resorts division, including costs associated with a renovation at our Hotel Phillips property.  Fiscal 2011 first quarter capital expenditures were evenly divided between our two operating divisions and consisted primarily of various maintenance capital projects.

Net cash used in financing activities during the first quarter of fiscal 2012 totaled $24.9 million compared to $19.7 million during the first quarter of fiscal 2011.  Our principal payments on notes payable and long-term debt totaled approximately $34.2 million during the first quarter of fiscal 2012 compared to approximately $33.1 million during the same period last year, accounting for a portion of the increase in net cash used in financing activities.  Excess cash during both periods was used to reduce our borrowings under our revolving credit agreement.  As short-term borrowings became due, we replaced them as necessary with new short-term borrowings.  As a result, $15.0 million of new debt was added during our fiscal 2012 first quarter compared to $19.0 million of new debt added during our fiscal 2011 first quarter, accounting for the remainder of the increase in net cash used in financing activities.  Our debt-capitalization ratio was 0.36 at August 25, 2011 compared to 0.39 at our fiscal 2011 year-end.

We repurchased approximately 442,000 shares of our common stock for approximately $3.8 million during the first quarter of fiscal 2012 in conjunction with the exercise of stock options and the purchase of shares in the open market, compared to approximately 362,000 shares repurchased for approximately $3.9 million during the first quarter of fiscal 2011.  As of August 25, 2011, approximately 1.4 million shares remained available for repurchase under prior Board of Directors repurchase authorizations.  Any repurchases are expected to be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

We previously indicated that we expected our full-year fiscal 2012 capital expenditures, including potential purchases of interests in joint ventures (but excluding any significant acquisitions) to be in the $50-$90 million range.  We are still finalizing the scope and timing of the various projects requested by our two divisions and several new projects would need to be identified and approved in order for us to end up at the higher end of that range.  In addition, our prior estimate of full-year fiscal 2012 capital expenditures includes approximately $20 million related to a previously described mixed use retail development currently proposed on the site of one of our former theatres in the Town of Brookfield, Wisconsin.  We are currently negotiating local government financial support for certain infrastructure costs related to this project, which we have named The Corners of Brookfield, and we are also currently completing design specifications and construction cost estimates as well as assessing leasing interest in the project.  The actual timing and extent of our capital expenditures for this project may change, depending upon the satisfactory and timely completion of the items noted above.  The actual timing and extent of the implementation of all of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities.  It is likely that our plans will continue to evolve and change in response to these and other factors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have not experienced any material changes in our market risk exposures since May 26, 2011.

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

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 26, 2011.  No material change to such risk factors has occurred during the 13 weeks ended August 25, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Through August 25, 2011, our Board of Directors has approved the repurchase of up to 6.7 million shares of our outstanding Common Stock.  Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise.  The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes.  These authorizations do not have an expiration date.

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated.  All of these repurchases were made in conjunction with the exercise of stock options and the purchase of shares in the open market and pursuant to the publicly announced repurchase authorization described above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
May 27 – June 30	-	$-	-	1,840,391
July 1 – July 28	37,664	9.94	37,664	1,802,727
July 29 – August 25	404,573	8.43	404,573	1,398,154
Total	442,237	$8.55	442,237	1,398,154

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The Marcus Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 25, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: October 4, 2011	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: October 4, 2011	By:	/s/ Douglas A. Neis
Douglas A. Neis
Chief Financial Officer and Treasurer

S-1