Form 10-Q
period 2011-11-24
MARCUS CORP
filed 2012-01-03
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 24, 2011

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

COMMON STOCK OUTSTANDING AT DECEMBER 28, 2011 – 20,413,431
CLASS B COMMON STOCK OUTSTANDING AT DECEMBER 28, 2011 – 8,833,317

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	November 24, 2011	May 26, 2011

ASSETS
Current assets:
Cash and cash equivalents	$11,235	$8,890
Accounts and notes receivable, net of reserves of $1,009 and $880, respectively	10,523	8,083
Refundable income taxes	–	2,629
Deferred income taxes	2,554	2,512
Other current assets	6,074	10,043
Total current assets	30,386	32,157

Property and equipment:
Land and improvements	95,102	94,772
Buildings and improvements	533,407	532,789
Leasehold improvements	61,405	61,395
Furniture, fixtures and equipment	256,375	220,559
Construction in progress	10,041	3,300
Total property and equipment	956,330	912,815
Less accumulated depreciation and amortization	343,863	335,118
Net property and equipment	612,467	577,697

Other assets:
Investments in joint ventures	2,989	2,921
Goodwill	44,205	44,274
Condominium units	3,508	3,508
Other	34,247	33,889
Total other assets	84,949	84,592

TOTAL ASSETS	$727,802	$694,446

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	November 24, 2011	May 26, 2011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$221	$221
Accounts payable	16,903	20,721
Income taxes	2,201	–
Taxes other than income taxes	14,436	12,240
Accrued compensation	4,404	5,590
Other accrued liabilities	23,167	26,652
Current portion of capital lease obligation	3,319	–
Current maturities of long-term debt	14,765	17,770
Total current liabilities	79,416	83,194

Capital lease obligation	35,121	–

Long-term debt	190,880	197,232

Deferred income taxes	44,224	44,125

Deferred compensation and other	31,382	30,415

Shareholders’ equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	–	–
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,356,196 shares at November 24, 2011 and May 26, 2011	22,356	22,356
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,833,317 shares at November 24, 2011 and May 26, 2011	8,834	8,834
Capital in excess of par	50,404	49,437
Retained earnings	294,039	283,617
Accumulated other comprehensive loss	(2,577)	(2,565)
	373,056	361,679
Less cost of Common Stock in treasury (1,943,389 shares at November 24, 2011 and 1,453,167 shares at May 26, 2011)	(26,277)	(22,199)
Total shareholders’ equity	346,779	339,480

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$727,802	$694,446

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Unaudited)

(in thousands, except per share data)	November 24, 2011		November 25, 2010
	13 Weeks	26 Weeks	13 Weeks	26 Weeks
Revenues:
Theatre admissions	$25,339	$69,513	$27,077	$69,044
Rooms	25,401	54,319	23,274	49,634
Theatre concessions	13,243	36,112	12,589	32,235
Food and beverage	14,650	29,346	13,322	26,633
Other revenues	11,436	24,686	10,473	23,145
Total revenues	90,069	213,976	86,735	200,691

Costs and expenses:
Theatre operations	22,438	58,639	23,829	58,491
Rooms	8,994	18,405	8,507	17,267
Theatre concessions	3,552	9,089	3,369	8,154
Food and beverage	10,323	20,788	9,672	19,225
Advertising and marketing	5,792	11,647	5,491	10,957
Administrative	10,741	21,556	9,568	19,617
Depreciation and amortization	8,910	17,830	8,315	16,657
Rent	2,008	4,131	2,103	4,150
Property taxes	3,528	6,756	3,450	6,987
Other operating expenses	7,522	15,526	7,025	14,356
Total costs and expenses	83,808	184,367	81,329	175,861

Operating income	6,261	29,609	5,406	24,830

Other income (expense):
Investment income	25	169	58	110
Interest expense	(2,300)	(4,651)	(2,581)	(5,239)
Gain (loss) on disposition of property, equipment and other assets	2	(179)	(1)	(2)
Equity earnings (losses) from unconsolidated joint ventures, net	34	(37)	(17)	(86)
	(2,239)	(4,698)	(2,541)	(5,217)

Earnings before income taxes	4,022	24,911	2,865	19,613
Income taxes	1,198	9,610	781	7,509
Net earnings	$2,824	$15,301	$2,084	$12,104

Net earnings per share – basic:
Common Stock	$0.10	$0.53	$0.07	$0.42
Class B Common Stock	$0.09	$0.49	$0.07	$0.38

Net earnings per share – diluted:
Common Stock	$0.10	$0.52	$0.07	$0.41
Class B Common Stock	$0.09	$0.49	$0.07	$0.38

Dividends per share:
Common Stock	$0.085	$0.170	$0.085	$0.170
Class B Common Stock	$0.077	$0.155	$0.077	$0.155

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
	26 Weeks Ended
(in thousands)	November 24, 2011	November 25, 2010

OPERATING ACTIVITIES:
Net earnings	$15,301	$12,104
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses (earnings) on loans to and investments in joint ventures	37	(28)
Loss on disposition of property, equipment and other assets	179	2
Distribution from joint venture	21	–
Amortization of loss on swap agreement	56	57
Amortization of favorable lease right	167	167
Depreciation and amortization	17,830	16,657
Stock compensation expense	1,224	867
Deferred income taxes	133	228
Deferred compensation and other	(85)	794
Changes in operating assets and liabilities:
Accounts and notes receivable	(2,325)	46
Other current assets	3,969	(2,642)
Accounts payable	(3,409)	(502)
Income taxes	4,830	8,663
Taxes other than income taxes	2,196	1,171
Accrued compensation	(1,186)	(664)
Other accrued liabilities	(3,485)	(2,459)
Total adjustments	20,152	22,357
Net cash provided by operating activities	35,453	34,461

INVESTING ACTIVITIES:
Capital expenditures and purchase of theatre	(17,365)	(15,829)
Proceeds from disposals of property, equipment and other assets	3,907	14
Increase in restricted cash	(465)	–
Net increase in condominium units and other assets	(1,024)	(895)
Cash advanced to joint ventures	(55)	–
Net cash used in investing activities	(15,002)	(16,710)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from issuance of notes payable and long-term debt	52,000	33,001
Principal payments on notes payable and long-term debt	(61,357)	(42,375)
Equity transactions:
Treasury stock transactions, except for stock options	(4,751)	(4,063)
Exercise of stock options	415	962
Dividends paid	(4,878)	(4,900)
Net cash used in financing activities	(18,571)	(17,375)

Net increase in cash and cash equivalents	1,880	376
Cash and cash equivalents at beginning of period	3,580	9,132
Cash and cash equivalents at end of period	$5,460	$9,508

Supplemental information:
Interest paid, net of amounts capitalized	$4,604	$5,145
Income taxes paid (refunded), net	7,238	(1,833)

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED NOVEMBER 24, 2011
(Unaudited)

1.           General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 26, 2011, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the 13 and 26 weeks ended November 24, 2011 and November 25, 2010 have been prepared by the Company without audit.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the unaudited interim financial information at November 24, 2011, and for all periods presented, have been made.  The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods.

Restricted Cash – Included in cash and cash equivalents as of November 24, 2011 and May 26, 2011 is restricted cash of $5,775,000 and $5,310,000, respectively, related to capital expenditure reserve funds, sinking funds, operating reserves and replacement reserves. Restricted cash is not considered a cash and cash equivalent for purposes of the statement of cash flows. As such, the change in restricted cash is reported as an investing activity in the consolidated statement of cash flows for the period ended November 24, 2011. The change in restricted cash for the period ended November 25, 2010 was not material.

Depreciation and Amortization – Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $8,772,000 and $17,521,000 for the 13 and 26 weeks ended November 24, 2011, respectively, and $8,131,000 and $16,289,000 for the 13 and 26 weeks ended November 25, 2010, respectively.

Comprehensive Income – Total comprehensive income for the 13 and 26 weeks ended November 24, 2011 was $2,829,000 and $15,289,000, respectively. Total comprehensive income for the 13 and 26 weeks ended November 25, 2010 was $2,224,000 and $12,297,000, respectively.

Accumulated other comprehensive loss consists of the following, all presented net of tax:

	November 24, 2011	May 26, 2011
	(in thousands)
Unrealized gain on available for sale investments	$56	$101
Unrecognized loss on terminated interest rate swap agreement	(93)	(126)
Net unrecognized actuarial loss for pension obligation	(2,540)	(2,540)
	$(2,577)	$(2,565)

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended November 24, 2011	13 Weeks Ended November 25, 2010	26 Weeks Ended November 24, 2011	26 Weeks Ended November 25, 2010
	(in thousands, except per share data)
Numerator:
Net earnings	$2,824	$2,084	$15,301	$12,104
Denominator:
Denominator for basic EPS	29,172	29,544	29,412	29,547
Effect of dilutive employee stock options and non-vested stock	31	39	28	81
Denominator for diluted EPS	29,203	29,583	29,440	29,628
Net earnings per share – basic:
Common Stock	$0.10	$0.07	$0.53	$0.42
Class B Common Stock	$0.09	$0.07	$0.49	$0.38
Net earnings per share – diluted:
Common Stock	$0.10	$0.07	$0.52	$0.41
Class B Common Stock	$0.09	$0.07	$0.49	$0.38

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At November 24, 2011 and May 26, 2011, the Company’s $297,000 and $372,000, respectively, of available for sale securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 – Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At November 24, 2011 and May 26, 2011, none of the Company’s assets or liabilities were valued using Level 2 pricing inputs.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At November 24, 2011, the Company’s $38,440,000 capital lease obligation was valued using Level 3 pricing inputs.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended November 24, 2011	13 Weeks Ended November 25, 2010	26 Weeks Ended November 24, 2011	26 Weeks Ended November 25, 2010
	(in thousands)
Service cost	$157	$150	$314	$299
Interest cost	294	299	589	598
Net amortization of prior service cost, transition obligation and actuarial loss	30	26	60	53
Net periodic pension cost	$482	$475	$963	$950

2.           Derivatives and Hedging Activities

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

From February 1, 2008 through February 1, 2011, the Company had an interest rate swap agreement covering $25,170,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.24% while receiving interest at a defined variable rate of one-month LIBOR.  The Company recognizes derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement was considered effective and qualified as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the 13 and 26 weeks ending November 25, 2010, the interest rate swap was considered effective. The increase in fair value of the interest rate swap of $183,000 ($110,000 net of tax) and $298,000 ($179,000 net of tax) was included in other comprehensive loss during the 13 and 26 weeks ended November 25, 2010, respectively.  The notional amount of the swap was $25,170,000 throughout the life of the swap.

On February 29, 2008, the Company also entered into an interest rate swap agreement covering $25,000,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.49% while receiving interest at a defined variable rate of three-month LIBOR. The interest rate swap agreement was considered effective and qualified as a cash flow hedge. On March 19, 2008, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $567,000 ($338,000 net of tax). For each of the 13 and 26 weeks ended November 24, 2011 and November 25, 2010, the Company reclassified $28,000 ($17,000 net of tax) and $57,000 ($34,000 net of tax), respectively, from accumulated other comprehensive loss to interest expense. The remaining loss at November 24, 2011 in accumulated other comprehensive loss will be reclassified into earnings as interest expense through April 15, 2013, the remaining life of the original hedge. The Company expects to reclassify approximately $113,000 ($68,000 net of tax) of loss into earnings within the next 12 months.

3.           Capital Lease Obligation

During the second quarter of fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp. (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. Upon completion of the deployment, 618 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2, including 64 previously installed systems that the Company sold to CDF2 and licensed back. Based upon the terms of the master licensing agreement, this arrangement is considered a capital lease for accounting purposes and, therefore, Accounting Standards Codification No. 840 – Leases applies. The Company recognized a deferred gain of approximately $980,000 in conjunction with the sale-leaseback of the previously deployed systems, which will be amortized over the 10-year life of the master licensing agreement. The Company included $43,878,000 related to the digital systems in furniture, fixtures and equipment as of November 24, 2011, which will be amortized over the 10-year term of the master licensing agreement.

Under the terms of the master licensing agreement, the Company made an initial one-time payment to CDF2. The Company expects that the balance of CDF2’s costs to deploy the systems will be covered primarily through the payment of virtual print fees (VPF’s) from film distributors to CDF2 each time a digital movie is booked on one of the systems deployed on a Company screen. The Company agreed to make an average number of bookings of eligible digital movies on each screen on which a licensed system has been deployed to provide for a minimum level of VPF’s paid by distributors (standard booking commitment) to CDF2. To the extent the VPF’s paid by distributors are less than the standard booking commitment, the Company must make a shortfall payment to CDF2. Based upon the Company’s historical booking patterns, the Company does not expect to make any shortfall payments during the life of the agreement. ASC No. 840 requires that the Company consider the entire amount of the standard booking commitment minimum lease payments for purposes of determining the capital lease obligation. The maximum amount per year that the Company could be required to pay is approximately $5,933,000.

The Company recognized a capital lease obligation of $38,440,000 related to this standard booking commitment during its fiscal 2012 second quarter. The obligation will be reduced as VPF’s are paid by the film distributors to CDF2. Based on the Company’s expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $3,319,000 within the next 12 months. This amount is expected to offset the majority of the amortization of the systems.

4.           Income Taxes

During the 13 weeks ended November 24, 2011, unrecognized tax benefits decreased by $2,300,000. The reduction reflects a settlement of prior year tax issues that were under appeal with the Internal Revenue Service. Due to the temporary nature of the underlying tax positions, the reduction favorably impacted the Company’s tax expense by $400,000 due to the reversal of penalties. The Company’s effective income tax rate for the 26 weeks ended November 24, 2011 and November 25, 2010 was 38.6% and 38.3%, respectively.

5.           Contingencies

The Company has approximately two years remaining on a ten and one half-year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $910,000 as of November 24, 2011.

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

Subsidiaries of the Company are defendants in legal proceedings related to the development of the condominium units at the Platinum Hotel & Spa. The Company believes the lawsuits are without merit and plans to vigorously defend against them. Since these matters are in the preliminary stages, the Company is unable to estimate the associated expenses or possible losses as of November 24, 2011.

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

Following is a summary of business segment information for the 13 and 26 weeks ended November 24, 2011 and November 25, 2010 (in thousands):

13 Weeks Ended November 24, 2011	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$41,091	$48,780	$198	$90,069
Operating income (loss)	4,642	5,082	(3,463)	6,261
Depreciation and amortization	4,892	3,891	127	8,910

13 Weeks Ended November 25, 2010	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$41,916	$44,589	$230	$86,735
Operating income (loss)	5,054	3,223	(2,871)	5,406
Depreciation and amortization	4,228	3,952	135	8,315

26 Weeks Ended November 24, 2011	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$110,954	$102,678	$344	$213,976
Operating income (loss)	21,525	14,369	(6,285)	29,609
Depreciation and amortization	9,742	7,833	255	17,830

26 Weeks Ended November 25, 2010	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$106,598	$93,656	$437	$200,691
Operating income (loss)	19,600	10,632	(5,402)	24,830
Depreciation and amortization	8,460	7,927	270	16,657

THE MARCUS CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division, as well as other industry dynamics such as the maintenance of a suitable window between the date motion pictures are released in theatres and the date they are released to other distribution channels; (2) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, and preopening and start-up costs due to the capital intensive nature of our businesses; (3) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (4) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (5) the effects on our occupancy and room rates of the relative industry supply of available rooms at comparable lodging facilities in our markets; (6) the effects of competitive conditions in our markets; (7) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; and (8) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, the United States’ responses thereto and subsequent hostilities. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

General

We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May.  Fiscal 2012 is a 53-week year, and we anticipate that our reported results for fiscal 2012 will benefit from the additional week of reported operations.  Fiscal 2011 was a 52-week year.  We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

The following table sets forth revenues, operating income, other income (expense), net earnings  and net earnings per common share for the comparable second quarter and first half of fiscal 2012 and 2011 (in millions, except for per share and variance percentage data):

	Second Quarter				First Half
			Variance				Variance
	F2012	F2011	Amt.	Pct.	F2012	F2011	Amt.	Pct.
Revenues	$90.1	$86.7	$3.4	3.8%	$214.0	$200.7	$13.3	6.6%
Operating income	6.3	5.4	0.9	15.8%	29.6	24.8	4.8	19.2%
Other income (expense)	(2.2)	(2.5)	0.3	11.9%	(4.7)	(5.2)	0.5	9.9%
Net earnings	$2.8	$2.1	$0.7	35.5%	$15.3	$12.1	$3.2	26.4%

Net earnings per common share – diluted:	$0.10	$0.07	$0.03	42.9%	$0.52	$0.41	$0.11	26.8%

Revenues, operating income (earnings before other income/expense and income taxes) and net earnings increased during the second quarter and first half of fiscal 2012 compared to the same periods last year due primarily to improved operating results from our hotels and resorts division.  Operating results from our hotels and resorts division were favorably impacted by higher occupancy rates and average daily rates during the fiscal 2012 periods compared to the prior year.  Operating results from our theatre division decreased slightly during our fiscal 2012 second quarter compared to the same period last year due to slightly weaker movies, but increased during the first half of fiscal 2012 compared to the prior year first half due primarily to a strong slate of movies during the fiscal 2012 first quarter and a significant increase in our average concession sales per person during the first half of our fiscal 2012 compared to the same period last year.  A reduction in our interest expense also contributed to our improved fiscal 2012 second quarter and first half net earnings compared to the prior year’s same periods.

We did not recognize any significant variations in investment income, gains or losses on the disposition of property, equipment and other assets or net equity losses from unconsolidated joint ventures during the second quarter and first half of fiscal 2012 compared to the same periods last year.  The timing of periodic sales of our property and equipment varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment.

Our interest expense totaled $2.3 million and $4.7 million for the second quarter and first half of fiscal 2012, respectively, compared to $2.6 million and $5.2 million during the same periods last year.  The decrease in interest expense during the fiscal 2012 periods compared to the prior year was the result of reduced borrowings during the current year periods, primarily due to increased cash flow from our improved operating results.  Our borrowing levels typically increase later in our fiscal year as our operating cash flows decline and our capital expenditures increase during our slower operating months. As a result, we anticipate that we will realize a slight increase in our interest expense during subsequent quarters of fiscal 2012 compared to the first two quarters of this year, depending upon our capital expenditure levels during these periods.

We reported income tax expense for the second quarter and first half of fiscal 2012 of $1.2 million and $9.6 million, respectively, compared to $781,000 and $7.5 million during the same periods of fiscal 2011.  Our fiscal 2012 first half effective tax rate was 38.6% compared to our fiscal 2011 first half effective rate of 38.3%.  Unrecognized tax benefits decreased by $2.3 million during our fiscal 2012 second quarter.  The reduction reflects a settlement during the current year quarter of prior year tax issues that were under appeal with the Internal Revenue Service.  Due to the temporary nature of the underlying tax positions, the reduction favorably impacted tax expense by approximately $400,000 as a result of the reversal of penalties.  We currently expect our effective tax rate for the remaining quarters of fiscal 2012 to be in our historical 38-40% range, pending any further changes in our liability for unrecognized tax benefits or potential changes in federal or state tax rates.  Our actual fiscal 2012 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the second quarter and first half of fiscal 2012 and 2011 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2012	F2011	Amt.	Pct.	F2012	F2011	Amt.	Pct.
Revenues	$41.1	$41.9	$(0.8)	-2.0%	$111.0	$106.6	$4.4	4.1%
Operating income	4.6	5.1	(0.5)	-8.2%	21.5	19.6	1.9	9.8%
Operating margin	11.3%	12.1%			19.4%	18.4%
(% of revenues)

Consistent with the seasonal nature of the motion picture exhibition industry, the second quarter of our fiscal year is typically the slowest period for our theatre division.  Our theatre division revenues and operating income decreased during the fiscal 2012 second quarter compared to prior year’s same period due primarily to reduced attendance, partially offset by a significant increase in our average concession sales per person. Our theatre division’s fiscal 2012 first half operating results improved compared to the same period in the prior year due primarily to increased attendance during our first quarter and a significant increase in our average concession sales per person.  Our fiscal 2012 second quarter and first half operating income and operating margin were negatively impacted by the fact that we recognized approximately $800,000 and $1.4 million, respectively, of accelerated depreciation during the periods related to our existing 35MM film projection systems that were recently replaced in conjunction with our deployment of new digital projection systems.

The following table breaks down the components of revenues for the theatre division for the second quarter and first half of fiscal 2012 and 2011 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2012	F2011	Amt.	Pct.	F2012	F2011	Amt.	Pct.
Box office receipts	$25.3	$27.1	$(1.8)	-6.4%	$69.5	$69.0	$0.5	0.7%
Concession revenues	13.3	12.6	0.7	5.2%	36.1	32.3	3.8	12.0%
Other revenues	2.5	2.2	0.3	11.6%	5.4	5.3	0.1	0.2%
Total revenues	$41.1	$41.9	$(0.8)	-2.0%	$111.0	$106.6	$4.4	4.1%

The decrease in our box office receipts for the second quarter of fiscal 2012 compared to the same period last year was due almost entirely to a decrease in theatre attendance compared to the same period last year.  Our average ticket price also decreased 0.4% during the fiscal 2012 second quarter compared to the same quarter last year, negatively impacting our box office receipts by approximately $100,000, partially as a result of the fact that revenues from 3D films with premium pricing declined slightly during the current year quarter.  The increase in our box office receipts for the first half of fiscal 2012 compared to the same period last year was due to a 0.4% increase in our average ticket price and the fact that we had one additional theatre in operation for the majority of the current year period compared to the prior year, partially offset by a decrease in comparable theatre attendance.  The increase in our average ticket price contributed approximately $280,000 to our increased box office receipts during our fiscal 2012 first half compared to the first half of fiscal 2011.

Our fiscal 2012 second quarter and first half concession revenues increased compared to the same periods last year almost entirely as a result of a 12.0% and 12.1% increase, respectively, in our average concession revenues per person compared to the prior year same periods, partially offset by declines in theatre attendance during both fiscal 2012 periods.  Selected price increases, a change during the second half of our prior fiscal year from sales tax inclusive pricing to sales tax added pricing, the introduction of “grab and go” candy and other products, and a change in concession product mix, including increased sales of higher priced non-traditional food and beverage items, were the primary reasons for our increased average concession sales per person during the fiscal 2012 periods.  Other revenues increased slightly during our fiscal 2012 second quarter compared to the same period last year due primarily to a small increase in rental and advertising income.

Comparable theatre attendance decreased 6.5% and 1.1% during the second quarter and first half of fiscal 2012, respectively, compared to the same periods last year.  The decrease in comparable theatre attendance was attributable primarily to the month of October, as attendance actually increased during our fiscal 2012 first quarter and was relatively even during the other two months of our fiscal 2012 second quarter.  Our highest grossing films during the fiscal 2012 second quarter included The Twilight Saga: Breaking Dawn – Part I, Paranormal Activity 3 and Puss in Boots (3D). This film line-up was not quite as strong as last year’s second quarter films that included Harry Potter and the Deathly Hallows – Part I, Jackass 3 (3D) and Megamind (3D).  The quantity of top performing films also decreased slightly during our fiscal second quarter this year – seven movies produced box office receipts of over $1.0 million for our circuit during our fiscal 2012 second quarter, compared to eight films that reached that milestone during the same period last year.

During the second quarter of fiscal 2012, we entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp. (CDF2), whereby CDF2 purchased on our behalf, and then deployed and licensed back to us, digital cinema projection systems for use by us in our theatres.  Upon completion of the deployment at the end of September 2011, 618 of our first-run screens at 46 company-owned locations were utilizing the systems, including 64 previously installed systems that we sold to CDF2 and licensed back.  Based upon the terms of the master licensing agreement, this arrangement is considered a capital lease for accounting purposes.  We believe the benefits from digital cinema include delivering an improved film presentation to our guests, increasing scheduling flexibility, providing a platform for additional 3D presentations as needed, as well as maximizing the opportunities for alternate programming that may be available with this technology.

Under the terms of the master licensing agreement, we made an initial one-time payment to CDF2.  We expect that the balance of CDF2’s costs to deploy the systems will be covered primarily through the payment of virtual print fees (VPF’s) from film distributors to CDF2 each time a digital movie is booked on one of the systems deployed on our screens.  We agreed to make an average number of bookings of eligible digital movies on each screen on which a licensed system has been deployed to provide for a minimum level of VPF’s paid by distributors (our standard booking commitment) to CDF2.  To the extent that the VPF’s paid by distributors are less than our standard booking commitment, we must make a shortfall payment to CDF2.  Based upon our historical booking patterns, we currently do not expect to make any shortfall payments during the 10-year life of the agreement.

Accounting standards require us to include the entire amount of the standard booking commitment as a minimum lease payment for purposes of determining our capital lease obligation because we could be required to pay the entire commitment if we do not book any digital movies on our screens; however, we believe the possibility of this is remote.  As a result, we recognized a capital lease obligation of approximately $38.4 million related to this standard booking commitment during our fiscal 2012 second quarter.  The obligation will be reduced as we book digital movies on our screens and VPF’s are paid by film distributors to CDF2.  Based on our expected minimum number of eligible movies to be booked, we expect the obligation to be reduced by at least $3.3 million within the next 12 months.  We further expect that the annual reduction in our capital lease obligation will generally offset the amortization of the corresponding capitalized lease asset and, as a result, we do not anticipate that this accounting standard will have a significant impact on our annual results of operations or cash flows.

Box office performance during the early weeks of our fiscal 2012 third quarter, including the important holiday period, have been fairly similar to prior year results.  The fact that Christmas Eve and New Years Eve were both on a Saturday this year slightly reduced our potential box office receipts during what is historically the busiest movie-going week of the year. Top performing holiday films this year have included November holdovers The Muppets and the latest Twilight Saga film, as well as  December releases such as Mission: Impossible – Ghost Protocol, Sherlock Holmes: A Game of Shadows, Alvin & the Chipmunks: Chip-Wrecked, The Girl with the Dragon Tattoo, We Bought A Zoo and War Horse.  Films scheduled to be released during the remainder of our fiscal 2012 third quarter that may also generate box office interest include Extremely Loud and Incredibly Close, Underworld Awakening (3D), Journey 2: The Mysterious Island (3D), Ghost Rider: Spirit of Vengeance (3D) and the reissuance of Beauty and the Beast and Star Wars Episode I in 3D.  Revenues for our theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of reasonable “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD.  These are factors over which we have no control.

We ended the second quarter of fiscal 2012 with a total of 672 company-owned screens in 53 theatres and 11 managed screens in two theatres compared to 673 company-owned screens in 53 theatres and 11 managed screens in two theatres at the end of the same period last year.  Early in our fiscal 2011 second quarter, we purchased a 16-screen theatre in Appleton, Wisconsin.  Early in our fiscal 2012 third quarter, we purchased a 12-screen theatre in Franklin, Wisconsin out of receivership.  We expect to complete an extensive renovation of a theatre in a suburb of St. Cloud, Minnesota during our fiscal 2012 third quarter that will include our second Zaffiro’s Pizzeria and Bar.  We also recently began construction on our third Zaffiro’s at a theatre in New Berlin, Wisconsin and expect to open that new restaurant late in our fiscal 2012 fourth quarter.  In both cases, the new restaurant replaces a previously existing screen at the respective theatre.

Hotels and Resorts

The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the second quarter and first half of fiscal 2012 and 2011 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2012	F2011	Amt.	Pct.	F2012	F2011	Amt.	Pct.
Revenues	$48.8	$44.6	$4.2	9.4%	$102.7	$93.7	$9.0	9.6%
Operating income	5.1	3.2	1.9	57.7%	14.4	10.6	3.8	35.1%
Operating margin	10.4%	7.2%			14.0%	11.4%
(% of revenues)

Division revenues and operating income increased significantly during our fiscal 2012 second quarter and first half compared to the prior year same periods due to both increased occupancy percentage and average daily room rate during the periods.  Increases in all segments of business travel, including the individual business customer, the volume corporate business customer and the group customer, contributed to our improved results.

The following table sets forth certain operating statistics for the second quarter and first half of fiscal 2012 and 2011, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate (ADR) and our total revenue per available room (RevPAR) for company-owned properties:

	Second Quarter(1)					First Half(1)
			Variance					Variance
	F2012	F2011	Amt.		Pct.	F2012	F2011	Amt.		Pct.
Occupancy pct.	77.1%	74.4%	2.7	pts	3.6%	80.7%	78.0%	2.7	pts	3.5%
ADR	$140.99	$133.44	$7.55		5.7%	$143.87	$135.70	$8.17		6.0%
RevPAR	$108.66	$99.33	$9.33		9.4%	$116.03	$105.85	$10.18		9.6%

(1)
These operating statistics represent averages of our eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance.  The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at all eight of our company-owned properties during the second quarter and first half of fiscal 2012 compared to the same periods last year.  Our RevPAR increase compared very favorably to comparable industry results.  According to data from Smith Travel Research and compiled by us in order to compare our second quarter and first half results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 6.2% and 6.1% during our fiscal 2012 second quarter and first half, respectively, far less than the increases we reported in the table above.

The lodging industry continues to recover at a steady pace after several very difficult years.  However, in order to better understand our fiscal 2012 results compared to pre-recessionary levels, the following table compares our fiscal 2012 second quarter and first half operating statistics to comparable fiscal 2008 operating statistics for the same eight company-owned properties:

	Second Quarter					First Half
			Variance					Variance
	F2012	F2008	Amt.		Pct.	F2012	F2008	Amt.		Pct.
Occupancy pct.	77.1%	71.7%	5.4	pts	7.5%	80.7%	75.1%	5.6	pts	7.5%
ADR	$140.99	$152.77	$(11.78)		-7.7%	$143.87	$155.74	$(11.87)		-7.6%
RevPAR	$108.66	$109.48	$(0.82)		-0.7%	$116.03	$116.96	$(0.93)		-0.8%

As indicated by the tables above, fiscal 2012 second quarter and first half occupancy rates showed improvement over the prior year’s same periods and, in fact, were at record levels for our division, significantly higher than they were prior to the recession-driven downturn in the hotel industry.  The majority of the increase in our occupancy rates during our fiscal 2012 second quarter and first half compared to the same periods during fiscal 2011 were primarily attributable to continued improvement from our group customer segment, individual business travelers and volume corporate customers.

Conversely, one of the biggest challenges facing our hotels and resorts division, and the lodging industry as a whole, is  the overall decline in ADR, as highlighted in the above comparisons to fiscal 2008.  We were pleased to report our fourth straight quarter of year-over-year ADR increases during our fiscal 2012 second quarter, with seven of our eight company-owned properties reporting year-over-year increases in ADR during the quarter. The strong room demand from business travelers allowed us to reduce the number of rooms made available to alternate internet booking channels during our fiscal 2012 second quarter and first half compared to the prior year same periods. These internet channels, used most often by the leisure customer, generally result in reduced ADR.  Another positive trend is that we are beginning to experience the ability to negotiate modest price increases with our volume corporate customers for future room nights.  We hope that this trend will continue.

Division operating income and operating margins increased during our fiscal 2012 second quarter and first half compared to the prior year same periods due to our increased revenues.  Approximately 44% and 41%, respectively, of our fiscal 2012 second quarter and first half revenue increase flowed through to our operating income during our fiscal 2012 second quarter and first half, compared to a 50% flow through that we expect to see during a higher ADR environment.  Operating costs traditionally increase as occupancy increases, which puts pressure on our operating margins until we are able to achieve additional ADR increases.  We hope that the recent increases we have experienced in our ADR will continue, but in order to realize ADR’s at or above pre-recession levels, we believe we will need to continue to regain the ability to increase prices for our business travelers and continue a customer mix shift away from lower priced customer segments (such as those using alternate internet booking channels).

Our current near-term outlook for this division’s performance remains one of cautious optimism, based upon the improved results of the past twelve months and the fact that group bookings have continued to improve.  The vast majority of our company-owned hotels remain ahead of their booking pace for fiscal 2012 relative to the same time period in fiscal 2011.  Although our fiscal third quarter is typically our weakest period for our hotels and resorts division due to the traditionally reduced level of travel at our predominantly Midwestern portfolio of owned properties, we generally expect our favorable comparative revenue trends to continue.  At some point, however, we expect the booking pace to level off which is why our emphasis will continue to be on gradually increasing our ADR.  Although many challenges remain and our forecasting ability remains limited due to continued relatively short booking windows, the current trends are encouraging.  Whether the current positive trends continue depends in large part on whether the economic environment continues its gradual improvement as we remain concerned about the fragility of the current economy as well as the uncertainty surrounding the current employment and political environment.

We continue to pursue several new growth opportunities as we seek to increase the number of rooms that we have under management.  In addition, our recently formed new hotel investment business, MCS Capital (under the direction of a well-respected industry veteran with extensive hotel acquisition and development experience), continues to seek opportunities whereby we may act as an investment fund sponsor, joint venture partner or sole investor in acquiring additional hotel properties.  While these efforts are just beginning, we will be evaluating various hotel investment strategies and opportunities that may provide long-term value to our company.  We also continue to maintain and enhance our existing properties, such as the renovation of the Hotel Phillips in Kansas City, Missouri, which was completed during our fiscal 2012 second quarter.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases.  We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $117 million of unused credit lines as of the end of our fiscal 2012 second quarter, should be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2012.

Net cash provided by operating activities increased by $1.0 million during the first half of fiscal 2012 to $35.5 million, compared to $34.5 million during the first half of the prior year. The increase was due primarily to improved net earnings and the favorable timing in the collection of other current assets, partially offset by the unfavorable timing of the payment of accounts payable and income taxes.

Net cash used in investing activities during the fiscal 2012 first half totaled $15.0 million, compared to $16.7 million during the fiscal 2011 first half. The decrease in net cash used in investing activities was primarily the result of increased proceeds from the disposal of property, equipment and other assets, partially offset by an increase in capital expenditures.  Proceeds from the disposal of property, equipment and other assets of $3.9 million related to the sale of previously owned digital projection systems in conjunction with our previously described master license agreement.  In accordance with accounting guidance for sale-leaseback transactions, the difference between the sale proceeds and our book value of the underlying assets resulted in a deferred gain of approximately $1.0 million that will be amortized to earnings over the ten-year life of our master license agreement.

Capital expenditures, including acquisitions, totaled $17.4 million during the first half of fiscal 2012, compared to $15.8 million during the first half of the prior year.  Fiscal 2012 first half capital expenditures included approximately $11.4 million incurred by our theatre division, including our up-front digital cinema contribution in conjunction with our master license agreement, costs associated with a lobby remodel at an existing theatre and expenditures related to the ongoing construction of a new Zaffiro’s Pizzeria and Bar at another theatre.  Fiscal 2012 first half capital expenditures also included approximately $5.8 million incurred in our hotels and resorts division, including costs associated with a renovation at our Hotel Phillips property.  Fiscal 2011 first half capital expenditures included approximately $12.2 million incurred in our theatre division, including costs associated with the acquisition of a theatre in Appleton, Wisconsin and various remodeling and other maintenance capital projects.

Net cash used in financing activities during the first half of fiscal 2012 totaled $18.6 million compared to $17.4 million during the first half of fiscal 2011.  Our principal payments on notes payable and long-term debt totaled approximately $61.4 million during the first half of fiscal 2012 compared to approximately $42.4 million during the same period last year, accounting for a portion of the increase in net cash used in financing activities.  Excess cash during both periods was used to reduce our borrowings under our revolving credit agreement.  As short-term borrowings became due, we replaced them as necessary with new short-term borrowings.  As a result, we added $52.0 million of new debt during our fiscal 2012 first half compared to $33.0 million of new debt added during our fiscal 2011 first half.  Our debt-capitalization ratio was 0.37 at November 24, 2011 compared to 0.39 at our fiscal 2011 year-end.

We repurchased approximately 561,000 shares of our common stock for approximately $4.9 million during the first half of fiscal 2012 in conjunction with the purchase of shares in the open market and the exercise of stock options, compared to approximately 387,000 shares repurchased for approximately $4.2 million during the first half of fiscal 2011, contributing to our increased net cash used in financing activities during the first half of fiscal 2012.  As of November 24, 2011, approximately 1.3 million shares remained available for repurchase under our current Board of Directors stock repurchase authorizations.  We expect that any future  stock repurchases will be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

We previously indicated that we expected our full-year fiscal 2012 capital expenditures, including potential purchases of interests in joint ventures (but excluding any significant acquisitions) to be in the $50-$90 million range.  At this stage of our fiscal year, barring any growth opportunities that could arise in the remaining months, we believe our actual fiscal 2012 capital expenditures may approximate $45-$75 million.

Our estimate of full-year fiscal 2012 capital expenditures includes approximately $20 million related to a previously described mixed use retail development currently proposed on the site of one of our former theatres in the Town of Brookfield, Wisconsin.  We are currently negotiating local government financial support for certain infrastructure costs related to this project, which we have named The Corners of Brookfield, and we are also currently completing design specifications and construction cost estimates as well as assessing leasing interest in the project. We are pleased with the leasing discussions to date, with approximately 70% of the proposed retail space currently “in play” with specific tenants.  Of those tenants, approximately half are currently in letter of intent negotiations with us. The anchor tenant for this project, a Von Maur department store, will only open its new stores in the fall of a given year.  We hope to have a better indication of when construction will begin in the coming months after further negotiations with prospective tenants.

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

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 26, 2011.  No material change to such risk factors has occurred during the 26 weeks ended November 24, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Through November 24, 2011, our Board of Directors has approved the repurchase of up to 6.7 million shares of our outstanding Common Stock.  Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise.  The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes.  These authorizations do not have an expiration date.

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated.  All of these repurchases were made in conjunction with the exercise of stock options and the purchase of shares in the open market and pursuant to the publicly announced repurchase authorization described above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
November 25 – September 29	118,728	$9.28	118,728	1,279,426
September 30 – October 27	-	-	-	1,279,426
October 28 – November 24	-	-	-	1,279,426
Total	118,728	$9.28	118,728	1,279,426

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The Marcus Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 24, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: January 3, 2012	By:	/s/ Gregory S. Marcus
Gregory S. Marcus President and Chief Executive Officer

DATE: January 3, 2012	By:	/s/ Douglas A. Neis
Douglas A. Neis Chief Financial Officer and Treasurer

S-1