Form 10-Q
period 2012-02-23
MARCUS CORP
filed 2012-04-03
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 23, 2012

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

COMMON STOCK OUTSTANDING AT MARCH 29, 2012 – 20,498,348

CLASS B COMMON STOCK OUTSTANDING AT MARCH 29, 2012 – 8,823,619

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	February 23, 2012	May 26, 2011

ASSETS
Current assets:
Cash and cash equivalents	$13,733	$8,890
Accounts and notes receivable, net of reserves of $1,072 and $880, respectively	7,185	8,083
Refundable income taxes	386	2,629
Deferred income taxes	2,574	2,512
Other current assets	5,728	10,043
Total current assets	29,606	32,157

Property and equipment:
Land and improvements	97,679	94,772
Buildings and improvements	538,630	532,789
Leasehold improvements	61,408	61,395
Furniture, fixtures and equipment	243,335	220,559
Construction in progress	8,707	3,300
Total property and equipment	949,759	912,815
Less accumulated depreciation and amortization	332,332	335,118
Net property and equipment	617,427	577,697

Other assets:
Investments in joint ventures	2,828	2,921
Goodwill	44,170	44,274
Condominium units	3,508	3,508
Other	34,045	33,889
Total other assets	84,551	84,592

TOTAL ASSETS	$731,584	$694,446

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share and per share data)	February 23, 2012	May 26, 2011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$–	$221
Accounts payable	17,948	20,721
Taxes other than income taxes	12,221	12,240
Accrued compensation	7,013	5,590
Other accrued liabilities	28,685	26,652
Current portion of capital lease obligation	4,177	–
Current maturities of long-term debt	29,906	17,770
Total current liabilities	99,950	83,194

Capital lease obligation	32,611	–

Long-term debt	176,329	197,232

Deferred income taxes	44,562	44,125

Deferred compensation and other	32,425	30,415

Shareholders’ equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	–	–
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,365,894 shares at February 23, 2012 and 22,356,196 shares at May 26, 2011	22,366	22,356
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,823,619 shares at February 23, 2012 and 8,833,317 shares at May 26, 2011	8,824	8,834
Capital in excess of par	50,734	49,437
Retained earnings	292,355	283,617
Accumulated other comprehensive loss	(2,452)	(2,565)
	371,827	361,679
Less cost of Common Stock in treasury (1,934,181 shares at February 23, 2012 and 1,453,167 shares at May 26, 2011)	(26,120)	(22,199)
Total shareholders’ equity	345,707	339,480

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$731,584	$694,446

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings (Unaudited)

	February 23, 2012		February 24, 2011
(in thousands, except per share data)	13 Weeks	39 Weeks	13 Weeks	39 Weeks
Revenues:
Theatre admissions	$35,003	$104,516	$32,014	$101,058
Rooms	15,918	70,237	14,593	64,227
Theatre concessions	18,524	54,636	15,800	48,035
Food and beverage	11,569	40,915	11,073	37,706
Other revenues	11,063	35,749	10,517	33,662
Total revenues	92,077	306,053	83,997	284,688

Costs and expenses:
Theatre operations	29,037	87,676	28,288	86,779
Rooms	8,011	26,416	7,531	24,798
Theatre concessions	4,565	13,654	3,744	11,898
Food and beverage	9,832	30,620	9,391	28,616
Advertising and marketing	5,068	16,715	4,788	15,745
Administrative	10,530	32,086	9,576	29,193
Depreciation and amortization	8,279	26,109	8,489	25,146
Rent	2,051	6,182	2,102	6,252
Property taxes	3,003	9,759	2,990	9,977
Other operating expenses	7,626	23,152	7,007	21,363
Total costs and expenses	88,002	272,369	83,906	259,767

Operating income	4,075	33,684	91	24,921

Other income (expense):
Investment income (loss)	88	257	(643)	(533)
Interest expense	(2,323)	(6,974)	(2,583)	(7,822)
Loss on disposition of property, equipment and other assets	(741)	(920)	(984)	(986)
Equity earnings (losses) from unconsolidated joint ventures, net	(173)	(210)	761	675
	(3,149)	(7,847)	(3,449)	(8,666)

Earnings (loss) before income taxes	926	25,837	(3,358)	16,255
Income taxes (benefit)	192	9,802	(1,329)	6,180
Net earnings (loss)	$734	$16,035	$(2,029)	$10,075

Net earnings (loss) per share – basic:
Common Stock	$0.03	$0.56	$(0.07)	$0.35
Class B Common Stock	$0.02	$0.51	$(0.06)	$0.32

Net earnings (loss) per share – diluted:
Common Stock	$0.03	$0.55	$(0.07)	$0.34
Class B Common Stock	$0.02	$0.51	$(0.06)	$0.32

Dividends per share:
Common Stock	$0.085	$0.255	$0.085	$0.255
Class B Common Stock	$0.077	$0.232	$0.077	$0.232

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	39 Weeks Ended
(in thousands)	February 23, 2012	February 24, 2011

OPERATING ACTIVITIES:
Net earnings	$16,035	$10,075
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses (earnings) on loans to and investments in joint ventures	210	(675)
Loss on disposition of property, equipment and other assets	920	234
Loss on sale of condominium units	–	752
Distribution from joint venture	127	–
Amortization of loss on swap agreement	85	85
Amortization of favorable lease right	250	250
Depreciation and amortization	26,109	25,146
Stock compensation expense	1,609	1,322
Deferred income taxes	403	2,164
Deferred compensation and other	(76)	675
Changes in operating assets and liabilities:
Accounts and notes receivable	1,076	2,247
Other current assets	4,315	(2,542)
Accounts payable	(2,364)	(1,613)
Income taxes	2,243	5,220
Taxes other than income taxes	(19)	(882)
Accrued compensation	1,423	1,531
Other accrued liabilities	1,935	2,630
Total adjustments	38,246	36,544
Net cash provided by operating activities	54,281	46,619

INVESTING ACTIVITIES:
Capital expenditures and purchase of theatre	(31,253)	(20,120)
Proceeds from disposals of property, equipment and other assets	3,952	22
Increase in restricted cash	(735)	–
Net increase in condominium units and other assets	(799)	(661)
Capital contribution in joint venture	–	(906)
Cash advanced to joint venture	(55)	(228)
Net cash used in investing activities	(28,890)	(21,893)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from issuance of notes payable and long-term debt	81,779	39,001
Principal payments on notes payable and long-term debt	(91,532)	(52,427)
Equity transactions:
Treasury stock transactions, except for stock options	(4,695)	(4,014)
Exercise of stock options	462	1,010
Dividends paid	(7,297)	(7,352)
Net cash used in financing activities	(21,283)	(23,782)

Net increase in cash and cash equivalents	4,108	944
Cash and cash equivalents at beginning of period	3,580	9,132
Cash and cash equivalents at end of period	$7,688	$10,076

Supplemental information:
Interest paid, net of amounts capitalized	$5,510	$5,981
Income taxes paid (refunded), net	9,690	(1,707)

See accompanying notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 39 WEEKS ENDED FEBRUARY 23, 2012
(Unaudited)

1.      General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 26, 2011, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the 13 and 39 weeks ended February 23, 2012 and February 24, 2011 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the unaudited interim financial information at February 23, 2012, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods.

Restricted Cash – Included in cash and cash equivalents as of February 23, 2012 and May 26, 2011 is restricted cash of $6,045,000 and $5,310,000, respectively, related to capital expenditure reserve funds, sinking funds, operating reserves and replacement reserves. Restricted cash is not considered a cash and cash equivalent for purposes of the statement of cash flows. As such, the change in restricted cash is reported as an investing activity in the consolidated statement of cash flows for the period ended February 23, 2012. The change in restricted cash for the period ended February 24, 2011 was not material.

Depreciation and Amortization – Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $8,269,000 and $25,790,000 for the 13 and 39 weeks ended February 23, 2012, respectively, and $8,289,000 and $24,578,000 for the 13 and 39 weeks ended February 24, 2011, respectively.

Comprehensive Income (Loss) – Total comprehensive income for the 13 and 39 weeks ended February 23, 2012 was $859,000 and $16,148,000, respectively. Total comprehensive income (loss) for the 13 and 39 weeks ended February 24, 2011 was $(1,865,000) and $10,432,000, respectively.

Accumulated other comprehensive loss consists of the following, all presented net of tax:

	February 23, 2012	May 26, 2011
	(in thousands)
Unrealized gain on available for sale investments	$164	$101
Unrecognized loss on terminated interest rate swap agreement	(76)	(126)
Net unrecognized actuarial loss for pension obligation	(2,540)	(2,540)
	$(2,452)	$(2,565)

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended February 23, 2012	13 Weeks Ended February 24, 2011	39 Weeks Ended February 23, 2012	39 Weeks Ended February 24, 2011
	(in thousands, except per share data)
Numerator:
Net earnings (loss)	$734	$(2,029)	$16,035	$10,075
Denominator:
Denominator for basic EPS	29,172	29,560	29,331	29,551
Effect of dilutive employee stock options and non-vested stock	37	46	31	53
Denominator for diluted EPS	29,209	29,606	29,362	29,604
Net earnings (loss) per share – basic:
Common Stock	$0.03	$(0.07)	$0.56	$0.35
Class B Common Stock	$0.02	$(0.06)	$0.51	$0.32
Net earnings (loss) per share – diluted:
Common Stock	$0.03	$(0.07)	$0.55	$0.34
Class B Common Stock	$0.02	$(0.06)	$0.51	$0.32

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At February 23, 2012 and May 26, 2011, the Company’s $476,000 and $372,000, respectively, of available for sale securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 – Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At February 23, 2012 and May 26, 2011, none of the Company’s assets or liabilities were valued using Level 2 pricing inputs.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At February 23, 2012, the Company’s $36,788,000 capital lease obligation was valued using Level 3 pricing inputs.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended February 23, 2012	13 Weeks Ended February 24, 2011	39 Weeks Ended February 23, 2012	39 Weeks Ended February 24, 2011
	(in thousands)
Service cost	$157	$150	$471	$449
Interest cost	295	298	884	896
Net amortization of prior service cost, transition obligation and actuarial loss	30	27	90	80
Net periodic pension cost	$482	$475	$1,445	$1,425

2.       Derivatives and Hedging Activities

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

From February 1, 2008 through February 1, 2011, the Company had an interest rate swap agreement covering $25,170,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.24% while receiving interest at a defined variable rate of one-month LIBOR. The Company recognizes derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement was considered effective and qualified as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the 13 and 39 weeks ending February 24, 2011, the interest rate swap was considered effective and had no effect on earnings. The increase in fair value of the interest rate swap of $190,000 ($114,000 net of tax) and $488,000 ($293,000 net of tax) was included in other comprehensive loss during the 13 and 39 weeks ended February 24, 2011, respectively. The notional amount of the swap was $25,170,000 throughout the life of the swap.

On February 29, 2008, the Company also entered into an interest rate swap agreement covering $25,000,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.49% while receiving interest at a defined variable rate of three-month LIBOR. The interest rate swap agreement was considered effective and qualified as a cash flow hedge. On March 19, 2008, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $567,000 ($338,000 net of tax). For each of the 13 and 39 weeks ended February 23, 2012 and February 24, 2011, the Company reclassified $28,000 ($17,000 net of tax) and $85,000 ($51,000 net of tax), respectively, from accumulated other comprehensive loss to interest expense. The remaining loss at February 23, 2012 in accumulated other comprehensive loss will be reclassified into earnings as interest expense through April 15, 2013, the remaining life of the original hedge. The Company expects to reclassify approximately $113,000 ($68,000 net of tax) of loss into earnings within the next 12 months.

3.       Capital Lease Obligation

During the second quarter of fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp. (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. Upon completion of the deployment, 618 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2, including 64 previously installed systems that the Company sold to CDF2 and licensed back. Based upon the terms of the master licensing agreement, this arrangement is considered a capital lease for accounting purposes and, therefore, Accounting Standards Codification No. 840 – Leases applies. The Company recognized a deferred gain of approximately $635,000 in conjunction with the sale-leaseback of the previously deployed systems, which is being amortized over the 10-year life of the master licensing agreement. Included in furniture, fixtures and equipment is $43,878,000 related to the digital systems as of February 23, 2012, which is being amortized over the 10-year term of the master licensing agreement.

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

The Company recognized a capital lease obligation of $38,440,000 related to this standard booking commitment during its fiscal 2012 second quarter. The obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company’s expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $4,177,000 within the next 12 months. This amount is expected to offset the majority of the amortization of the systems.

4.       Income Taxes

During the fiscal 2012 second quarter, unrecognized tax benefits decreased by $2,300,000. The reduction reflects a settlement of prior year tax issues that were under appeal with the Internal Revenue Service. Due to the temporary nature of the underlying tax positions, the reduction favorably impacted the Company’s tax expense by $400,000 due to the reversal of penalties. The Company’s effective income tax rate for the 39 weeks ended February 23, 2012 and February 24, 2012 was 37.9% and 38.0%, respectively.

5.       Contingencies

The Company has approximately one and one half years remaining on a ten and one half-year office lease. On July 7, 2005, the lease was amended in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the lease. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $799,000 as of February 23, 2012.

During fiscal 2011, an adverse legal judgment was rendered against the Company related to architectural services rendered during the construction of the condominium units at its Platinum Hotel & Spa in Las Vegas, Nevada. The Company recorded a $1,145,000 liability related to this matter which is included in other accrued liabilities. Early in the fiscal 2012 fourth quarter, this matter was successfully mediated and the liability was reduced to $955,000.

Subsidiaries of the Company are defendants in legal proceedings related to the development of the condominium units at the Platinum Hotel & Spa. The Company believes the lawsuits are without merit and plans to vigorously defend against them. Since these matters are in the preliminary stages, the Company is unable to estimate the associated expenses or possible losses as of February 23, 2012.

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

Following is a summary of business segment information for the 13 and 39 weeks ended February 23, 2012 and February 24, 2011 (in thousands):

13 Weeks Ended February 23, 2012	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$56,193	$35,665	$219	$92,077
Operating income (loss)	11,915	(4,390)	(3,450)	4,075
Depreciation and amortization	4,178	3,983	118	8,279

13 Weeks Ended February 24, 2011	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$50,304	$33,460	$233	$83,997
Operating income (loss)	7,789	(5,199)	(2,499)	91
Depreciation and amortization	4,363	3,992	134	8,489

39 Weeks Ended February 23, 2012	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$167,147	$138,343	$563	$306,053
Operating income (loss)	33,440	9,979	(9,735)	33,684
Depreciation and amortization	13,920	11,816	373	26,109

39 Weeks Ended February 24, 2011	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$156,902	$127,116	$670	$284,688
Operating income (loss)	27,389	5,433	(7,901)	24,921
Depreciation and amortization	12,823	11,919	404	25,146

THE MARCUS CORPORATION

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division, as well as other industry dynamics such as the maintenance of a suitable window between the date motion pictures are released in theatres and the date they are released to other distribution channels; (2) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, and preopening and start-up costs due to the capital intensive nature of our businesses; (3) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (4) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (5) the effects on our occupancy and room rates of the relative industry supply of available rooms at comparable lodging facilities in our markets; (6) the effects of competitive conditions in our markets; (7) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; and (8) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, the United States’ responses thereto and subsequent hostilities. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

General

We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

Fiscal 2011 was a 52-week year. Fiscal 2012 is a 53-week year, and we anticipate that our reported results for our fiscal 2012 fourth quarter will benefit from the additional week of reported operations. The last time we had a 53-week year was during our fiscal 2007. Our additional 53rd week of operations that year benefited both of our operating divisions and contributed approximately $9.5 million, or 3.0%, in additional revenues and $2.9 million, or 7.6%, in additional operating income to our fourth quarter fiscal 2007 results, although there can be no assurance that we will realize similar benefits in fiscal 2012. Historically, the additional week of operations has particularly benefited our theatre division, as it includes the traditionally strong Memorial Day weekend.

The following table sets forth revenues, operating income, other income (expense), net earnings (loss) and net earnings (loss) per common share for the comparable third quarter and first three quarters of fiscal 2012 and 2011 (in millions, except for per share and variance percentage data):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2012	F2011	Amt.	Pct.	F2012	F2011	Amt.	Pct.
Revenues	$92.1	$84.0	$8.1	9.6%	$306.1	$284.7	$21.4	7.5%
Operating income	4.1	0.1	4.0	4378.0%	33.7	24.9	8.8	35.2%
Other income (expense)	(3.1)	(3.4)	0.3	8.7%	(7.8)	(8.7)	0.9	9.5%
Net earnings (loss)	$0.7	$(2.0)	$2.7	136.2%	$16.0	$10.1	$5.9	59.2%

Net earnings (loss) per common share – diluted:	$0.03	$(0.07)	$0.10	142.9%	$0.55	$0.34	$0.21	61.8%

Revenues, operating income (earnings before other income/expense and income taxes) and net earnings increased during the third quarter and first three quarters of fiscal 2012 compared to the same periods last year due to improved operating results from both our theatre and hotels and resorts divisions. Operating results from our theatre division increased due to a stronger slate of movies and a significant increase in our average concession sales per person during the fiscal 2012 periods compared to the same periods last year. Operating results from our hotels and resorts division were favorably impacted by higher occupancy rates and average daily rates during the fiscal 2012 periods compared to the prior year. A reduction in our interest expense also contributed to our improved fiscal 2012 third quarter and first three quarters net earnings compared to the same periods in the prior year.

We recognized investment income during the third quarter and first three quarters of fiscal 2012 of $88,000 and $257,000, respectively, compared to investment losses of $(643,000) and $(533,000) during the same periods last year. The increase in investment income during the fiscal 2012 periods was primarily attributable to an approximately $700,000 negative adjustment during the third quarter of fiscal 2011 in the estimate of interest income earned to date on the funds we advanced several years ago in conjunction with the public portion of a parking garage built adjacent to our Hilton Milwaukee City Center property. We continue to project full repayment of all funds advanced for this garage, albeit with interest earned at a lower interest rate than originally anticipated. We do not expect any additional significant revisions to this estimate in the future.

Our interest expense totaled $2.3 million and $7.0 million for the third quarter and first three quarters of fiscal 2012, respectively, compared to $2.6 million and $7.8 million during the same periods last year. The decrease in interest expense during the fiscal 2012 periods compared to the prior year was the result of reduced borrowings during the current year periods, primarily due to increased cash flow from our improved operating results.

We reported losses on disposition of property, equipment and other assets during the fiscal 2012 third quarter and first three quarters of $(741,000) and $(920,000), respectively, compared to losses of $(984,000) and $(986,000) during the same periods last year. The losses reported during our fiscal 2012 periods were primarily a result of the write-off of property and equipment that was recently disposed of in conjunction with several recent renovations at several of our hotel properties. An adverse legal judgment was rendered against us during our fiscal 2011 third quarter related to architectural services rendered during the construction of the condominium units at our Platinum Hotel & Spa in Las Vegas. The largest portion of the judgment, totaling approximately $750,000, was reported as a loss on disposition of property, equipment and other assets because the majority of the construction costs associated with the Platinum project were deducted from proceeds from the sale of the condo units, resulting in gains on disposition reported in prior years. The remaining portion of the $1.1 million contingent liability that we accrued during our fiscal 2011 third quarter as a result of this judgment related to legal fees and reduced our hotel division operating income during the fiscal 2011 periods reported. Early in our fiscal 2012 fourth quarter, this matter was successfully mediated, reducing our total liability to $955,000.

We reported net equity losses from unconsolidated joint ventures during the third quarter and first three quarters of fiscal 2012 of $(173,000) and $(210,000), respectively, compared to net equity earnings of $761,000 and $675,000 during the same periods last year. Net equity earnings and losses during both years included our share of results from our remaining Baymont joint venture (now operating as a Travelodge) and two hotel joint ventures. Our fiscal 2011 operating results benefited from the fact that one of our hotel joint ventures reported a gain during our fiscal 2011 third quarter related to a favorable refinancing of its debt. We currently do not expect a significant variation in net equity gains or losses from unconsolidated joint ventures during the remaining quarter of fiscal 2012 compared to the same period last year.

We reported income tax expense (benefit) for the third quarter and first three quarters of fiscal 2012 of $200,000 and $9.8 million, respectively, compared to $(1.3) million and $6.2 million during the same periods of fiscal 2011. Our effective tax rate for the first three quarters of fiscal 2012 was 37.9% compared to 38.0% for the first three quarters of fiscal 2011. We currently expect our effective tax rate for the remaining quarter of fiscal 2012 to be in our historical 38-40% range, pending any changes in our liability for unrecognized tax benefits or potential changes in federal or state tax rates. Our actual fiscal 2012 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the third quarter and first three quarters of fiscal 2012 and 2011 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2012	F2011	Amt.	Pct.	F2012	F2011	Amt.	Pct.
Revenues	$56.2	$50.3	$5.9	11.7%	$167.1	$156.9	$10.2	6.5%
Operating income	11.9	7.8	4.1	53.0%	33.4	27.4	6.0	22.1%
Operating margin (% of revenues)	21.2%	15.5%			20.0%	17.5%

Consistent with the seasonal nature of the motion picture exhibition industry, our fiscal third quarter is typically one of the strongest periods for our theatre division due to the traditionally strong holiday season. Our theatre division operating results improved during our fiscal 2012 third quarter and first three quarters compared to the prior year’s same periods due primarily to increased attendance and a significant increase in our average concession sales per person. Our operating income and operating margin for the first three quarters of fiscal 2012 would have been even stronger if not for the fact that we recognized approximately $1.4 million of accelerated depreciation during the first two quarters of the year related to our recent replacement of our existing 35MM film projection systems in conjunction with our deployment of new digital projection systems.

The following table breaks down the components of revenues for the theatre division for the third quarter and first three quarters of fiscal 2012 and 2011 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2012	F2011	Amt.	Pct.	F2012	F2011	Amt.	Pct.
Box office receipts	$35.0	$32.0	$3.0	9.3%	$104.5	$101.1	$3.4	3.4%
Concession revenues	18.5	15.8	2.7	17.2%	54.6	48.0	6.6	13.7%
Other revenues	2.7	2.5	0.2	7.0%	8.0	7.8	.0.2	2.4%
Total revenues	$56.2	$50.3	$5.9	11.7%	$167.1	$156.9	$10.2	6.5%

The increase in our box office receipts for the fiscal 2012 periods compared to the same periods last year was due almost entirely to an increase in comparable theatre attendance and the fact that we had two additional theatres in operation during portions of the fiscal 2012 periods compared to the same periods last year. Our average ticket price decreased 0.3% during the fiscal 2012 third quarter and increased 0.3% during the first three quarters of fiscal 2012 compared to the same periods last year, resulting in a negligible impact on comparable box office receipts during the fiscal 2012 periods compared to the prior year’s same periods. The small decline in our average ticket price during the fiscal 2012 third quarter compared to the prior year quarter was partially due to the fact that revenues from 3D films with premium pricing declined slightly during the current year quarter.

Our concession revenues for the third quarter and first three quarters of fiscal 2012 increased compared to the same periods last year as a result of increased attendance from comparable and new locations and a 6.6% and 10.1% increase, respectively, in our average concession revenues per person compared to the prior year same periods. Selected price increases, a change during the second half of our prior fiscal year from sales tax inclusive pricing to sales tax added pricing, the introduction of “grab and go” candy and other products, and a change in concession product mix, including increased sales of higher priced non-traditional food and beverage items, were the primary reasons for our increased average concession sales per person during the fiscal 2012 periods. Other revenues increased slightly during our third quarter and first three quarters of fiscal 2012 compared to the same periods last year due primarily to a small increase in rental and other miscellaneous revenues.

Comparable theatre attendance increased 8.7% and 2.1% during the third quarter and first three quarters of fiscal 2012, respectively, compared to the same periods last year. A stronger slate of movies compared to the prior year contributed to our improved results during our fiscal third quarter. In fact, we ended our fiscal 2012 third quarter with nine straight weeks of improved box office receipts compared to the similar weeks last year. Our highest grossing films during the fiscal 2012 third quarter included Sherlock Holmes: A Game of Shadows, Mission: Impossible – Ghost Protocol and Alvin and the Chipmunks: Chipwrecked. The total box office receipts of our top 15 films during the fiscal 2012 third quarter actually decreased by 5.5% compared to the top 15 films during last year’s third quarter, but our next 25 highest performing films significantly outperformed the comparable “middle tier” of films released last year during the same quarter. Dispersal of our box office receipts amongst a greater number of films is generally favorable to our operating margins, as a more “top-heavy” line-up of films tends to result in higher overall film costs.

Box office performance during the early weeks of our fiscal 2012 fourth quarter have continued to improve compared to the prior year due to strong openings of films such as Act of Valor, Dr. Suess’ The Lorax (3D), 21 Jump Street and The Hunger Games. Films scheduled to be released during the remainder of our fiscal 2012 fourth quarter that may also generate box office interest include Wrath of the Titans (3D), the reissuance of Titanic in 3D, The Avengers (3D), Dark Shadows, Battleship and Men in Black 3 (3D). Our theatre division has also historically benefited significantly whenever we have had a 53rd week in our fiscal year, as the additional week includes the traditionally strong Memorial Day weekend. Although the impact of the additional week on our theatre division operating results during fiscal 2012 cannot be predicted, the last time we had a 53rd week (in fiscal 2007), theatre division revenues and operating income were favorably impacted by approximately $5.3 million and $2.1 million, respectively, and these amounts did not include theatre acquisitions in late fiscal 2007 and 2008.

Films scheduled to be released during June and July, prior to the release of our fiscal 2012 year-end results, that may generate substantial box office interest include Snow White and the Huntsman, Madagascar 3 (3D), Rock of Ages, Pixar’s Brave (3D), The Amazing Spider-Man (3D), Ice Age: Continental Drift and The Dark Knight Rises. Revenues for our theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of reasonable “windows” between the date a film is released in theatres and the date a motion picture is released to other distribution channels, including video on-demand and DVD. These are factors over which we have no control.

We ended the third quarter of fiscal 2012 with a total of 683 company-owned screens in 54 theatres and 11 managed screens in two theatres compared to 673 company-owned screens in 53 theatres and 11 managed screens in two theatres at the end of the same period last year. Early in our fiscal 2011 second quarter, we purchased a 16-screen theatre in Appleton, Wisconsin. Early in our fiscal 2012 third quarter, we purchased a 12-screen theatre in Franklin, Wisconsin out of receivership. We completed an extensive renovation of a theatre in a suburb of St. Cloud, Minnesota during our fiscal 2012 third quarter that included the opening of our second Zaffiro’s Pizzeria and Bar. We also recently began construction on our third Zaffiro’s Pizzeria and Bar at a theatre in New Berlin, Wisconsin and expect to open that new restaurant in late May or early June 2012. In both cases, the new restaurant replaces a previously existing screen at the theatre. During our fiscal 2012 third quarter, we also acquired the former OMNIMAX Theatre in the Duluth Entertainment Convention Center in Duluth, Minnesota, adjacent to our current 10-screen Duluth Cinema, and we are currently converting the theatre into our 14th 70-foot-wide UltraScreen® auditorium.

Hotels and Resorts

The following table sets forth revenues, operating income (loss) and operating margin for our hotels and resorts division for the third quarter and first three quarters of fiscal 2012 and 2011 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2012	F2011	Amt.	Pct.	F2012	F2011	Amt.	Pct.
Revenues	$35.7	$33.5	$2.2	6.6%	$138.3	$127.1	$11.2	8.8%
Operating income (loss)	(4.4)	(5.2)	0.8	15.6%	10.0	5.4	4.6	83.7%
Operating margin (% of revenues)	-12.3%	-15.5%			7.2%	4.3%

Our fiscal third quarter is typically the weakest period for our hotels and resorts division due to the traditionally reduced level of travel at our predominantly Midwestern portfolio of owned properties. Division revenues and operating income increased during the third quarter and first three quarters of our fiscal 2012 compared to the same periods in the prior year due to both increased occupancy percentage and average daily room rate during the periods. Increases in all segments of business travel, including the individual business customer, the volume corporate business customer and the group customer, contributed to our improved results during the fiscal 2012 periods.

The following table sets forth certain operating statistics for the third quarter and first three quarters of fiscal 2012 and 2011, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate (ADR) and our total revenue per available room (RevPAR) for company-owned properties:

	Third Quarter(1)					First Three Quarters(1)
			Variance					Variance
	F2012	F2011	Amt.		Pct.	F2012	F2011	Amt.		Pct.
Occupancy pct.	55.7%	52.6%	3.1	pts	5.9%	72.3%	69.5%	2.8	pts	4.0%
ADR	$121.24	$117.00	$4.24		3.6%	$138.06	$130.99	$7.07		5.4%
RevPAR	$67.49	$61.50	$5.99		9.7%	$99.85	$91.06	$8.79		9.7%

(1)	These operating statistics represent averages of our eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at seven of our eight company-owned properties during the third quarter and at all eight of our company-owned properties during the first three quarters of fiscal 2012 compared to the same periods last year. Our RevPAR increases continued to compare very favorably to comparable industry results. According to data from Smith Travel Research and compiled by us in order to compare our third quarter and first three quarter results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 6.1% and 6.7% during the third quarter and first three quarters of our fiscal 2012, respectively, far less than the increases we reported in the table above.

The lodging industry continues to recover at a steady pace after several very difficult years. However, in order to better understand our fiscal 2012 results compared to pre-recessionary levels, the following table compares our operating statistics during the third quarter and first three quarters of fiscal 2012 to comparable fiscal 2008 operating statistics for the same eight company-owned properties:

	Third Quarter					First Three Quarters
			Variance					Variance
	F2012	F2008	Amt.		Pct.	F2012	F2008	Amt.		Pct.
Occupancy pct.	55.7%	54.0%	1.7	pts	3.1%	72.3%	68.1%	4.2	pts	6.2%
ADR	$121.24	$127.25	$(6.01)		-4.7%	$138.06	$148.21	$(10.15)		-6.8%
RevPAR	$67.49	$68.72	$(1.23)		-1.8%	$99.85	$100.88	$(1.03)		-1.0%

As indicated by the tables above, occupancy rates during the third quarter and first three quarters of fiscal 2012 showed improvement over the prior year’s same periods and, in fact, were at record levels for our division, significantly higher than they were prior to the recession-driven downturn in the hotel industry. The majority of the increase in our occupancy rates during the third quarter and first three quarters of fiscal 2012 compared to the same periods during fiscal 2011 were primarily attributable to continued improvement from group customers, individual business travelers and volume corporate customers.

Conversely, one of the biggest challenges facing our hotels and resorts division, and the lodging industry as a whole, is the overall decline in ADR, as highlighted in the above comparisons to fiscal 2008. We were pleased to report our fifth straight quarter of year-over-year ADR increases during our fiscal 2012 third quarter, with all eight of our company-owned properties reporting year-over-year increases in ADR during the quarter. Strong room demand from business travelers allowed us to reduce the number of rooms made available to alternate internet booking channels during our fiscal 2012 reporting periods compared to the prior year same periods. These internet channels, used most often by the leisure customer, generally result in reduced ADR. Another positive trend is that we are beginning to experience the ability to negotiate modest price increases with our volume corporate customers for future room nights. We hope that this trend will continue.

Division operating income and operating margins increased during our third quarter and first three quarters of fiscal 2012 compared to the prior year same periods due to our increased revenues. Approximately 37% and 40%, respectively, of the revenue increase that we experienced during our third quarter and first three quarters of fiscal 2012 flowed through to our operating income during our fiscal 2012 reporting periods, compared to a 50% flow through that we would expect to see during a higher ADR environment. Operating costs traditionally increase as occupancy increases, which puts pressure on our operating margins until we are able to achieve ADR increases. We hope that the recent increases we have experienced in our ADR will continue, but in order to realize ADR’s at or above pre-recession levels, we believe we will need to continue to regain the ability to increase prices for our business travelers and continue a customer mix shift away from lower priced customer segments (such as those using alternate internet booking channels).

Our current near-term outlook for this division’s performance continues to be optimistic, based upon the improved results of the past 12-15 months and the fact that group bookings have continued to improve. In addition, our advanced group booking pace continues to be encouraging. We are also encouraged by the fact that we are beginning to experience food and beverage revenue growth associated with the business meetings that are being booked at our properties. Companies hosting business meetings at our properties had reduced their ancillary spending at their meetings during the recession. As a result, we generally expect our favorable comparative revenue trends to continue in our upcoming fiscal 2012 fourth quarter and into the beginning of our next fiscal year. The 53rd week of operations during our fiscal 2012 fourth quarter is also expected to favorably impact our results. The last 53rd week (fiscal 2007), contributed approximately $3.2 million in additional revenues and $570,000 in additional operating income to our overall reported results in our hotels and resorts division.

Whether the current positive trends continue depends in large part on whether the economic environment continues its gradual improvement, as we remain concerned about the fragility of the current economy as well as the uncertainty surrounding the current employment and political environment. We also are concerned about an expected increase in room supply in our important Milwaukee market, as several new hotels are being built with subsidies that we believe minimizes the underlying economics of the hotel itself. We believe it will be important for the local community to invest in opportunities that will increase demand for the new supply that is being built over the next 18-24 months. Without additional demand, it is likely that our Milwaukee hotels will be negatively impacted to some degree by the new supply in the coming years. We expect to initiate aggressive marketing and operating strategies to try to maintain our market share under these challenging conditions.

We continue to pursue several new growth opportunities as we seek to increase the number of rooms that we have under management. In addition, our recently formed new hotel investment business, MCS Capital (under the direction of a well-respected industry veteran with extensive hotel acquisition and development experience), continues to seek opportunities whereby we may act as an investment fund sponsor, joint venture partner or sole investor in acquiring additional hotel properties. We are actively evaluating various hotel investment strategies and opportunities that may provide long-term value to our company. We also continue to maintain and enhance our existing properties, as evidenced by recent renovations of the Hotel Phillips in Kansas City, Missouri, and Hilton Madison Monona Terrace in Madison, Wisconsin.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $117 million of unused credit lines as of the end of our fiscal 2012 third quarter, will be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2012.

Net cash provided by operating activities increased by $7.7 million during the first three quarters of fiscal 2012 to $54.3 million, compared to $46.6 million during the first three quarters of the prior year. The increase was due primarily to improved net earnings and the favorable timing in the collection of other current assets, partially offset by the unfavorable timing of the payment of income taxes.

Net cash used in investing activities during the first three quarters of fiscal 2012 totaled $28.9 million, compared to $21.9 million during the first three quarters of fiscal 2011. The $7.0 million increase in net cash used in investing activities was primarily the result of an increase in capital expenditures, partially offset by increased proceeds from the disposal of property, equipment and other assets. Proceeds from the disposal of property, equipment and other assets of $4.0 million related primarily to the sale of previously owned digital projection systems to our digital cinema licensor. In accordance with accounting guidance for sale-leaseback transactions, the difference between the sale proceeds and our book value of the underlying assets resulted in a deferred gain of approximately $635,000 that we will amortize to earnings over the ten-year life of our master license agreement with our digital cinema licensor.

Capital expenditures, including acquisitions, totaled $31.3 million during the first three quarters of fiscal 2012, compared to $20.1 million during the first three quarters of the prior year. Capital expenditures during the first three quarters of fiscal 2012 included approximately $22.2 million of expenditures incurred by our theatre division, including the acquisition of the previously described Franklin, Wisconsin theatre, our up-front digital cinema contribution in conjunction with our master license agreement, costs associated with a lobby remodel at an existing theatre and expenditures related to the construction of a new Zaffiro’s Pizzeria and Bar at another theatre. Capital expenditures during the first three quarters of fiscal 2012 also included approximately $8.7 million incurred in our hotels and resorts division, including costs associated with a renovation at our Hotel Phillips and Hilton Madison properties. Capital expenditures during the first three quarters of fiscal 2011 included approximately $14.4 million of expenditures incurred in our theatre division, including costs associated with the acquisition of a theatre in Appleton, Wisconsin and various remodeling and other maintenance capital projects.

Net cash used in financing activities during the first three quarters of fiscal 2012 totaled $21.3 million compared to $23.8 million during the first three quarters of fiscal 2011. Excess cash during both periods was used to reduce our borrowings under our revolving credit agreement. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, we added $81.8 million of new debt during the first three quarters of our fiscal 2012 compared to $39.0 million of new debt added during the first three quarters of fiscal 2011. Our principal payments on notes payable and long-term debt totaled approximately $91.5 million during the first three quarters of fiscal 2012 compared to approximately $52.4 million during the same period last year. Our debt-capitalization ratio was 0.37 at February 23, 2012 compared to 0.39 at our fiscal 2011 year-end.

We repurchased approximately 561,000 shares of our common stock for approximately $4.9 million during the first three quarters of fiscal 2012 in conjunction with the purchase of shares in the open market and the exercise of stock options, compared to approximately 387,000 shares repurchased for approximately $4.2 million during the first three quarters of fiscal 2011. As of February 23, 2012, approximately 1.3 million shares remained available for repurchase under our current Board of Directors stock repurchase authorizations. We expect that any future stock repurchases will be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

With only one quarter remaining in our fiscal year, barring any growth opportunities that may arise in the remaining months, we believe our actual fiscal 2012 capital expenditures may approximate $35-$45 million. The actual timing and extent of the implementation of all of our current expenditure plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.

Our estimate of full-year fiscal 2012 capital expenditures does not include amounts related to a previously described mixed use retail development, anchored by a Von Maur department store, currently proposed on the site of one of our former theatres in the Town of Brookfield, Wisconsin. We are currently negotiating local government financial support for certain infrastructure costs related to this project, which we have named The Corners of Brookfield, and we are also currently completing design specifications and construction cost estimates as well as assessing leasing interest in the project. We continue to be pleased with the leasing discussions to date and we hope to make our first announcement regarding initial retail and restaurant tenants for the project in the next 30-60 days. At this point, we believe we remain on track to begin construction on this project early in calendar 2013, with the entire project scheduled to open in the fall of 2014. The actual timing and extent of our capital expenditures for this project may change, depending upon the satisfactory and timely completion of the items noted above.

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

PART II – OTHER INFORMATION

Item 1A.    Risk Factors

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 26, 2011. No material change to such risk factors has occurred during the 39 weeks ended February 23, 2012.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Through February 23, 2012, our Board of Directors has approved the repurchase of up to 6.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

We did not repurchase any shares of our Common Stock during the 13 weeks ended February 23, 2012. The maximum number of shares that we may repurchase under the plans or programs as of February 23, 2012 was 1,279,426.

Item 6.      Exhibits

10.1	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award (Non-Employee Directors).

10.2	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement (Non-Employee Directors).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Marcus Corporation’s Quarterly Report on Form 10-Q for the quarter ended February 23, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: April 3, 2012	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: April 3, 2012	By:	/s/ Douglas A. Neis
Douglas A. Neis
Chief Financial Officer and Treasurer

S-1