Form 10-K
period 2012-05-31
MARCUS CORP
filed 2012-08-14
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-12604

THE MARCUS CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-1139844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 East Wisconsin Avenue, Suite 1900 Milwaukee, Wisconsin	53202-4125
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 905-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common stock, $1.00 par value	Name of Each Exchange on Which Registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

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

The aggregate market value of the registrant’s common equity held by non-affiliates as of November 24, 2011 was approximately $232,806,997. This value includes all shares of the registrant’s common stock, except for treasury shares and shares beneficially owned by the registrant’s directors and executive officers listed in Part I below.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding at August 6, 2012 – 20,168,321

Class B common stock outstanding at August 6, 2012 – 8,777,714

Portions of the registrant’s definitive Proxy Statement for its 2012 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year, will be incorporated by reference into Part III to the extent indicated therein upon such filing.

PART I

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K and the accompanying annual report to shareholders, particularly in the Shareholders’ Letter and Management’s Discussion and Analysis, are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division, as well as other industry dynamics such as the maintenance of a suitable window between the date motion pictures are released in theatres and the date they are released to other distribution channels; (2) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, and preopening and start-up costs due to the capital intensive nature of our businesses; (3) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (4) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (5) the effects on our occupancy and room rates of the relative industry supply of available rooms at comparable lodging facilities in our markets; (6) the effects of competitive conditions in our markets; (7) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; and (8) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States or incidents such as the recent tragedy in a movie theatre in Colorado. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-K and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.	Business.

General

We are engaged primarily in two business segments: movie theatres and hotels and resorts.

As of May 31, 2012, our theatre operations included 56 movie theatres with 694 screens throughout Wisconsin, Ohio, Illinois, Minnesota, North Dakota, Nebraska and Iowa, including two movie theatres with 11 screens in Wisconsin and Nebraska owned by third parties but managed by us. We also operate a family entertainment center, Funset Boulevard, that is adjacent to one of our theatres in Appleton, Wisconsin. We are currently the 6th largest theatre circuit in the United States.

As of May 31, 2012, our hotels and resorts operations included eight owned and operated hotels and resorts in Wisconsin, Missouri, Illinois and Oklahoma. We also manage ten hotels, resorts and other properties for third parties in Wisconsin, Minnesota, Ohio, Texas, Missouri, Nevada and California. As of May 31, 2012, we owned or managed over 4,700 hotel and resort rooms.

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

Strategic Plans

Please see our discussion under “Current Plans” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Theatre Operations

At the end of fiscal 2012, we owned or operated 56 movie theatre locations with a total of 694 screens in Wisconsin, Illinois, Minnesota, Ohio, North Dakota, Nebraska and Iowa. We averaged 12.4 screens per location at the end of fiscal 2012, 2011 and 2010. Included in the fiscal 2012, fiscal 2011 and fiscal 2010 totals are two theatres with 11 screens that we manage for other owners. Our 54 company-owned facilities include 34 megaplex theatres (12 or more screens), representing approximately 76% of our total screens, 19 multiplex theatres (two to 11 screens) and one single-screen theatre. At fiscal year-end, we operated 673 first-run screens, 11 of which are operated under management contracts, and 21 budget-oriented screens.

In December 2012, we purchased the 12-screen Showtime Cinema in Franklin, Wisconsin. In February 2012, we acquired the former OMNIMAX Theatre located in the Duluth Entertainment Convention Center in Duluth, Minnesota, adjacent to our existing theatre in Duluth, and recently converted it into our 14th premium large-screen UltraScreen® and added a Take Five Lounge. In September 2010, we purchased a 16-screen theatre in Appleton, Wisconsin. We will continue to consider additional potential acquisitions as opportunities arise. We also continue to review opportunities to build additional new locations. We currently own land in several different communities that may be used for new theatres at a future date, including land in Sun Prairie, Wisconsin where we have plans to build a new theatre to replace the existing Eastgate Theatre in Madison, Wisconsin.

Revenues for the theatre business, and the motion picture industry in general, are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. Consistent with prior years in which blockbusters accounted for a significant portion of our total box office, our top 15 performing films accounted for 37% of our fiscal 2012 box office receipts compared to 34% during fiscal 2011. The following five fiscal 2012 films accounted for approximately 20% of our total box office and produced the greatest box office receipts for our circuit: The Avengers, The Hunger Games, Harry Potter and the Deathly Hallows – Part 2, Transformers: Dark of the Moon and The Twilight Saga: Breaking Dawn – Part I.

We obtain our films from several national motion picture production and distribution companies and are not dependent on any single motion picture supplier. Our booking, advertising, concession purchases and promotional activities are handled centrally by our administrative staff and we provide certain booking services to other theatre owners. Including our own theatres, we currently are providing film buying, booking and other related services for 850 screens in seven states.

We strive to provide our movie patrons with high-quality picture and sound presentation in clean, comfortable, attractive and contemporary theatre environments. Substantially all of our movie theatre complexes feature digital cinema technology; either digital sound, Dolby or other stereo sound systems; acoustical ceilings; side wall insulation; engineered drapery folds to eliminate sound imbalance, reverberation and distortion; tiled floors; loge seats; cup-holder chair-arms; and computer-controlled heating, air conditioning and ventilation. We offer stadium seating, a tiered seating system that permits unobstructed viewing, at approximately 96% of our first-run screens. Computerized box offices permit all of our movie theatres to sell tickets in advance. Our theatres are accessible to persons with disabilities and provide wireless headphones for hearing-impaired moviegoers. Other amenities at certain theatres include touch-screen, computerized, self-service ticket kiosks, which simplify advance ticket purchases. We own a minority interest in MovieTickets.com, a joint venture of movie and entertainment companies that was created to sell movie tickets over the internet and represents a large majority of the top 50 market theatre screens throughout the United States and Canada. As a result of our association with MovieTickets.com, moviegoers can buy tickets to movies at any of our first-run theatres via the internet and print them at home.

In July 2011, we signed a master license agreement with a subsidiary of Cinedigm Digital Cinema Corp. to deploy digital cinema systems in the majority of our company-owned theatre locations. Under the terms of the agreement, Cinedigm’s subsidiary purchased the digital projection systems and licensed them to us under a long-term arrangement. The costs to deploy this new technology will be covered primarily through the payment of virtual print fees from studios to our selected implementation company, Cinedigm. Our goals from digital cinema include delivering an improved film presentation to our guests, increasing scheduling flexibility, providing a platform for additional 3D presentations as needed, as well as maximizing the opportunities for alternate programming that may be available with this technology. As of May 31, 2012, we offered digital projection systems at 621 first-run screens, including all 13 UltraScreens, at 47 of our company-owned theatre locations. As of May 31, 2012, 162 screens, or 24% of our first-run screens, were equipped to show films in digital 3D, including 11 of our UltraScreens. There are approximately 34 3D films scheduled for release during fiscal 2013, compared to 36 digital 3D films played in our theatres during fiscal 2012.

We sell food and beverage concessions in all of our movie theatres. We believe that a wide variety of food and beverage items, properly merchandised, increases concession revenue per patron. Although popcorn and soda remain the traditional favorites with moviegoers, we continue to upgrade our available concessions by offering varied choices. For example, some of our theatres offer hot dogs, pizza, ice cream, pretzel bites, frozen yogurt, coffee, mineral water and juices. We have also added self-serve soft drinks to many of our theatres. In recent years, we have added branded pizza (Zaffiro’s) and branded coffee, ice cream and chocolates – as well as expanded Hot Zone or Zaffiro’s Express concession areas that serve pizza, hamburgers, wraps, sandwiches and other hot appetizers – to selected theatres. Certain of our theatres have also introduced Take Five cocktail lounges and a multi-use “in-theatre dining” concept we have branded as Big Screen Bistro, primarily featuring regular screenings of first-run movies, with an attached kitchen from which we offer a full menu. As of May 31, 2012, we also offered a separate full-service Zaffiro’s Pizzeria and Bar at two of our theatres, with a third location opened in August 2012. The response to our new food and beverage offerings at these theatres has been positive and we have plans to duplicate several of these food and beverage concepts at additional locations in the future.

We have a variety of ancillary revenue sources in our theatres, with the largest related to the sale of pre-show and lobby advertising (through our advertising provider, Screenvision). Additional ancillary revenues can come from corporate and group meeting sales, sponsorships, alternate auditorium uses and naming rights. In addition, we are a party, on a non-exclusive basis, to a digital network affiliate agreement with NCM Fathom for the presentation of live and pre-recorded in-theatre events in 38 of our company-owned locations in multiple markets. We also exhibit other content from a variety of other providers. The expanded programming, which has included live performances of the Metropolitan Opera, as well as sports, music and other events, has been well received by our customers and has the ability of providing revenue during our theatres’ slower periods. We continue to pursue additional strategies to increase our ancillary revenue sources.

We also own a family entertainment center, Funset Boulevard, adjacent to our 14-screen movie theatre in Appleton, Wisconsin. Funset Boulevard features a 40,000 square foot Hollywood-themed indoor amusement facility that includes a restaurant, party room, laser tag center, virtual reality games, arcade, outdoor miniature golf course and batting cages.

Hotels and Resorts Operations

Owned and Operated Hotels and Resorts

The Pfister Hotel

We own and operate the Pfister Hotel, which is located in downtown Milwaukee, Wisconsin.  The Pfister Hotel is a full service luxury hotel and has 307 guest rooms (including 71 luxury suites), two restaurants, three cocktail lounges and a 275-car parking ramp.  The Pfister also has 24,000 square feet of banquet and convention facilities.  The Pfister’s banquet and meeting rooms accommodate up to 3,000 people and the hotel features two large ballrooms, including one of the largest ballrooms in the Milwaukee metropolitan area, with banquet seating for 1,200 people.  A portion of the Pfister’s first-floor space is leased for use by retail tenants.  In fiscal 2012, the Pfister Hotel was ranked among the Top 25 Luxury Hotels in the United States in TripAdvisor’s 10th Annual Traveler’s Choice Awards.  This marked the first time that the Pfister Hotel was recognized by TripAdvisor in the luxury hotels category.  Also in fiscal 2012, the Pfister Hotel earned its 36th consecutive four-diamond award from the American Automobile Association, which represents every year the award has been in existence. The Pfister is also a member of Preferred Hotels and Resorts Worldwide Association, an organization of independent luxury hotels and resorts, and the Association of Historic Hotels of America.  The hotel has a signature restaurant named the Mason Street Grill, as well as a state-of-the-art WELL Spa and salon.

The Hilton Milwaukee City Center

We own and operate the 729-room Hilton Milwaukee City Center. Several aspects of Hilton’s franchise program have benefited this hotel, including Hilton’s international centralized reservation and marketing system, advertising cooperatives and frequent stay programs. The Hilton Milwaukee City Center also features Paradise Landing, an indoor water park and family fun center that features water slides, swimming pools, a sand beach, lounge and restaurant. The hotel also has two cocktail lounges, two restaurants and an 870-car parking ramp. We recently completed major renovations to this hotel’s guestrooms, corridors and main lobby and restored the lobby lounge to its original art-deco grandeur. The Hilton Milwaukee City Center recently earned its second consecutive four-diamond award from the American Automobile Association.

Hilton Madison at Monona Terrace

We own and operate the 240-room Hilton Madison at Monona Terrace in Madison, Wisconsin. The Hilton Madison, which also benefits from the aspects of Hilton’s franchise program noted above, is connected by skywalk to the Monona Terrace Community and Convention Center, has four meeting rooms totaling 2,400 square feet, an indoor swimming pool, a fitness center, a lounge and a restaurant. We recently completed a significant renovation of the guestrooms and public spaces at this hotel.

The Grand Geneva Resort & Spa

We own and operate the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin. This full-facility destination resort is located on 1,300 acres and includes 355 guest rooms, over 60,000 square feet of banquet, meeting and exhibit space, over 13,000 square feet of ballroom space, three specialty restaurants, two cocktail lounges, two championship golf courses, a ski hill, indoor and outdoor tennis courts, three swimming pools, a spa and fitness complex, horse stables and an on-site airport. In fiscal 2012, the Grand Geneva Resort & Spa earned its 15th consecutive four-diamond award from the American Automobile Association. We recently completed a major renovation to this hotel’s exterior pool, WELL Spa, and guest rooms, including the hotel’s luxury suites.

Hotel Phillips

We own and operate the Hotel Phillips, a 217-room historic, landmark hotel in Kansas City, Missouri. The Hotel Phillips has conference rooms totaling 5,600 square feet of meeting space, a 2,300 square foot ballroom, a restaurant and a lounge. We recently completed a renovation to this hotel’s guest rooms, corridor and lobby and an enhancement to the hotel’s historic entry and exterior façade.

InterContinental Milwaukee

We own and operate the InterContinental Milwaukee in Milwaukee, Wisconsin. The InterContinental Milwaukee has 220 rooms, 12,000 square feet of flexible banquet and meeting space, on-site parking, a fitness center, a restaurant and a lounge and is located in the heart of Milwaukee’s theatre and financial district.

Skirvin Hilton

We are the principal equity partner and operator of the Skirvin Hilton hotel in Oklahoma City, Oklahoma, the oldest hotel in Oklahoma. This historic hotel has 225 rooms, including 20 one-bedroom suites and one Presidential Suite. The Skirvin Hilton benefits from the aspects of Hilton’s franchise program noted above and has a restaurant, lounge, fitness center, indoor swimming pool, business center and approximately 18,500 square feet of meeting space. In fiscal 2012, the Skirvin Hotel earned recognition as the 2012 Best Hotel in Oklahoma City and in the State of Oklahoma by U.S. News & World Report. Pursuant to a previously signed joint venture agreement, our equity interest in this hotel decreased from 99% to 60% as of March 2012, subject to certain adjustments.

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

We manage the Crowne Plaza-Northstar Hotel in Minneapolis, Minnesota. The Crowne Plaza-Northstar Hotel is located in downtown Minneapolis and has 222 guest rooms, 13 meeting rooms, 6,370 square feet of ballroom and convention space, a restaurant, a cocktail lounge and an exercise facility.

We manage Beverly Garland’s Holiday Inn in North Hollywood, California. The Beverly Garland has 255 guest rooms, including 12 suites, meeting space for up to 600, including an amphitheater and ballroom, an outdoor swimming pool and lighted tennis courts. The mission-style hotel is located on seven acres near Universal Studios.

We also provide hospitality management services, including check-in, housekeeping and maintenance, for a vacation ownership development adjacent to the Grand Geneva Resort & Spa owned by Orange Lake Resort & Country Club of Orlando, Florida. The development includes 68 2-room timeshare units (136 rooms) and a timeshare sales center.

We manage the Hilton Garden Inn Houston NW/Chateau in Houston, Texas. The Hilton Garden Inn has 171 guest rooms, a ballroom, a restaurant, a fitness center, a convenience mart and a swimming pool. The hotel is a part of Chateau Court, a 13-acre, European-style mixed-use development that also includes retail space and an office village.

We manage and own a 15% minority equity interest in the Sheraton Madison Hotel in Madison, Wisconsin. The Sheraton Madison features 239 rooms and suites, an indoor heated swimming pool, whirlpool, fitness center, a restaurant, lounge and 18,000 square feet of meeting space. It is adjacent to the Alliant Energy Center, which includes more than 150,000 square feet of exhibit space, and is located approximately 1.5 miles from the Monona Terrace Convention Center, the city’s convention center facility.

We manage and own a 15% minority equity interest in the Westin Columbus in Columbus, Ohio. The Westin Columbus is a AAA four-diamond full-service historic hotel that currently includes 188 rooms and suites and offers more than 12,000 square feet of meeting, banquet and ballroom space, a restaurant and a cocktail lounge. The hotel is located in the heart of the downtown business district and is connected to the Southern Theatre, a historically restored performing arts theater.

We manage the Sheraton Clayton Plaza Hotel in St. Louis, Missouri, which offers 259 rooms and suites, an indoor swimming pool, a fitness facility, and a business center. A multi-million dollar renovation of the public space and guest rooms of the hotel was recently completed.

We manage the Hilton Minneapolis/Bloomington in Bloomington, Minnesota. This “business class” hotel offers 257 rooms, an indoor swimming pool, a club level, a fitness center, a business center and 9,100 square feet of meeting space. In fiscal 2012, the Hilton Minneapolis/Bloomington was recognized by Hilton Hotels & Resorts as a 2011 Hilton Brand Award of Excellence recipient.

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

We manage the Timber Ridge Lodge, an indoor/outdoor water park and condominium complex in Lake Geneva, Wisconsin. The Timber Ridge Lodge is a 225-unit condominium hotel on the same campus as our Grand Geneva Resort & Spa. The Timber Ridge Lodge has meeting rooms totaling 3,640 square feet, a general store, a restaurant-cafe, a snack bar and lounge, a state-of-the-art fitness center and an entertainment arcade.

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

Seasonality

Historically, our first fiscal quarter has produced our strongest quarterly operating results because this period coincides with the typical summer seasonality of the movie theatre industry and the summer strength of our lodging business. Our third fiscal quarter has historically produced the weakest quarterly operating results in our hotels and resorts division primarily due to the effects of reduced travel during the winter months. Our third fiscal quarter for our theatre division has historically been our second strongest quarter but is heavily dependent upon the quantity and quality of films released during the Thanksgiving to Christmas holiday period.

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

Employees

As of the end of fiscal 2012, we had approximately 6,200 employees, approximately 41% of whom were employed on a part-time basis. A number of our (1) projectionists in Milwaukee, Wisconsin are covered by a collective bargaining agreement that expired on May 30, 2007, and are operating under the terms of the old agreement on a day-to-day basis; (2) hotel employees at the Crowne Plaza Northstar in Minneapolis, Minnesota are covered by a collective bargaining agreement that expires on April 30, 2014; (3) painters at the Sheraton Clayton Plaza Hotel are covered by a collective bargaining agreement that expires on August 31, 2013; (4) operating engineers at the Sheraton Clayton Plaza Hotel are covered by a collective bargaining agreement that expires on November 30, 2013; (5) hotel employees at the Sheraton Clayton Plaza Hotel are covered by a collective bargaining agreement that expires on December 14, 2014; (6) operating engineers at the Hilton Milwaukee City Center and Pfister Hotel are covered by collective bargaining agreements that expire on December 31, 2013 and April 30, 2014, respectively; (7) hotel employees at the Hilton Milwaukee City Center and the Pfister Hotel are covered by a collective bargaining agreement that expires on February 14, 2013; and (8) painters in the Hilton Milwaukee City Center and the Pfister Hotel are covered by a collective bargaining agreement that expires on May 31, 2013.

As of the end of fiscal 2012, approximately 12% of our employees are covered by a collective bargaining agreement, of which 1% are covered by an agreement that will expire within one year.

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

Over the last decade, the average video release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available on video or DVD, has decreased from approximately six months to approximately four months. Some studios have experimented with a shorter window for a select number of films that might be released during traditionally slower seasons of the year. In addition, several film studios recently tested a new premium video on-demand (VOD) release window, whereby certain films were made available approximately two months after the theatre release date to select VOD providers and offered to consumers at a premium price point (approximately $30). We can provide no assurance that these release windows, which are determined by the film studios, will not shrink further, which could have an adverse impact on our movie theatre business and results of operations.

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

We face competition for movie theatre patrons from a number of alternative motion picture distribution channels, such as DVD, network, cable and satellite television, video on-demand, pay-per-view television and downloading utilizing the internet. We also compete with other forms of entertainment competing for our patrons’ leisure time and disposable income such as concerts, amusement parks, sporting events, home entertainment systems, video games and portable entertainment devices such as MP3 players, tablet computers and smart phones. An increase in popularity of these alternative film distribution channels and competing forms of entertainment may have an adverse effect on our movie theatre business and results of operations.

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

Each of Our Business Segments and Properties Experience Ongoing Intense Competition.

In each of our businesses we experience intense competition from national, regional and local chain and franchise operations, some of which have substantially greater financial and marketing resources than we have. Most of our facilities are located in close proximity to other facilities which compete directly with ours. The motion picture exhibition industry is fragmented and highly competitive with no significant barriers to entry. Theatres operated by national and regional circuits and by small independent exhibitors compete with our theatres, particularly with respect to film licensing, attracting patrons and developing new theatre sites. Moviegoers are generally not brand conscious and usually choose a theatre based on its location, its selection of films and its amenities. With respect to our hotels and resorts division, our ability to remain competitive and to attract and retain business and leisure travelers depends on our success in distinguishing the quality, value and efficiency of our lodging products and services from those offered by others. If we are unable to compete successfully in either of our divisions, this could adversely affect our results of operations.

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

Our Ability to Identify Suitable Joint Venture Partners or Raise Equity Funds to Acquire, Develop and Manage Hotels and Resorts Will Directly Impact Our Ability to Achieve Certain of Our Growth Objectives.

In addition to acquiring or developing hotels and resorts or entering into management contracts to operate hotels and resorts for other owners, we have from time to time invested, and expect to continue to invest, as a joint venturer. We have also indicated that we may act as an investment fund sponsor in order to acquire additional hotel properties. A portion of our ability to successfully achieve our growth objectives in our hotels and resorts division is dependent upon our ability to successfully identify suitable joint venture partners or raise equity funds to acquire, develop and manage hotels and resorts. Failure to successfully identify suitable joint venture partners or raise equity for an investment fund will substantially limit our ability to achieve these important growth objectives.

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

Our Proposed Mixed Use Retail Development is Subject to Various Economic Factors That Are Beyond Our Control and May Adversely Affect Our Financial Results.

In connection with our proposed mixed use retail development in the Town of Brookfield, Wisconsin, we are subject to various risks, including the following: (1) we may not be able to attract a suitable joint venture partner or sufficient debt capital to proceed with the planned development; (2) we may not be able to obtain local government financial support for certain infrastructure costs necessary for the development to proceed; (3) we may be unable to lease space on favorable terms at a level necessary for the development to proceed; (4) construction costs may exceed original estimates or available financing, possibly making the project unfeasible or unprofitable; (5) we may abandon development activities already under way, which may result in additional cost recognition; and (6) occupancy rates and rents of the completed project may not meet projections and, therefore, the project may not be profitable.

Our Properties are Subject to Risks Relating to Acts of God, Terrorist Activity and War and Any Such Event May Adversely Affect our Financial Results.

Acts of God, natural disasters, war (including the potential for war), terrorist activity (including threats of terrorist activity), incidents such as the recent tragedy at a movie theatre in Colorado, epidemics (such as SARs, bird flu and swine flu), travel-related accidents, as well as political unrest and other forms of civil strife and geopolitical uncertainty may adversely affect the lodging and movie exhibition industries and our results of operations. Terrorism or other similar incidents may significantly impact business and leisure travel or consumer choices regarding out-of-home entertainment options and consequently demand for hotel rooms or movie theatre attendance may suffer. In addition, inadequate preparedness, contingency planning, insurance coverage or recovery capability in relation to a major incident or crisis may prevent operational continuity and consequently impact the reputation of our businesses.

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

Our Results May be Seasonal, Resulting in Unpredictable and Varied Quarterly Results.

Historically, our first fiscal quarter has produced our strongest quarterly operating results because this period coincides with the typically strong summer performance of the movie theatre industry and the summer strength of our lodging business. Our third fiscal quarter has historically produced our weakest quarterly operating results in our hotels and resorts division, primarily due to the affects of reduced travel during the winter months. Our third fiscal quarter for our theatre division has historically been our second strongest quarter but is heavily dependent upon the quantity and quality of films released during the Thanksgiving to Christmas holiday period.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We own the real estate of a substantial portion of our facilities, including, as of May 31, 2012, the Pfister Hotel, the Hilton Milwaukee City Center, the Hilton Madison at Monona Terrace, the Grand Geneva Resort & Spa, the Hotel Phillips, the InterContinental Milwaukee, the Skirvin Hilton (majority ownership) and the majority of our theatres. We lease the remainder of our facilities. As of May 31, 2012, we also managed two hotels for joint ventures in which we have a minority interest and eight hotels, resorts and other properties and two theatres that are owned by third parties. Additionally, we own properties acquired for the future construction and operation of new facilities and we have an interest in a joint venture hotel managed by a third party. All of our properties are suitably maintained and adequately utilized to cover the respective business segment served.

Our owned, leased and managed properties are summarized, as of May 31, 2012, in the following table:

Business Segment	Total Number of Facilities in Operation	Owned(1)	Leased from Unrelated Parties(2)	Managed for Related Parties	Managed for Unrelated Parties(2)
Theatres:
Movie Theatres	56	46	8	0	2
Family Entertainment Center	1	1	0	0	0
Hotels and Resorts:
Hotels	16	6	1	2	7
Resorts	1	1	0	0	0
Other Properties	1	0	0	0	1
Total	75	54	9	2	10

(1)	Six of the movie theatres are on land leased from unrelated parties. One of the hotels is owned by a joint venture in which we are the principal equity partner (60% as of May 31, 2012).

(2)	The eight theatres leased from unrelated parties have a total of 86 screens, and the two theatres managed for unrelated parties have a total of 11 screens.

Certain of the above individual properties or facilities are subject to purchase money or construction mortgages or commercial lease financing arrangements, but we do not consider these encumbrances, individually or in the aggregate, to be material.

All of our operating property leases expire on various dates after the end of fiscal 2013 (assuming we exercise all of our renewal and extension options).

Item 3.	Legal Proceedings.

Marnell Architecture, P.C. v. Platinum Condominium Development, LLC et al., Case No. A05498678C (Clark County, Nev.). On January 26, 2005, Marnell Architecture, P.C. (“Marnell”) filed a complaint against Platinum Condominium Development, LLC (“Platinum LLC”), one of our subsidiaries, in the Eighth Judicial District Court, Clark County, Nevada, alleging various claims related to architectural services rendered during the construction of the condominium units at its Platinum Hotel & Spa in Las Vegas, Nevada. In response, Platinum LLC filed various counterclaims stemming from Marnell’s breach of the written architectural agreement. A nine-day bench trial was concluded in July 2010. In December 2010, the court issued a decision and order finding in favor of Marnell and against Platinum LLC, awarding Marnell the principal amount of $528,000, plus attorneys’ fees, costs and prejudgment interest to be decided during post-trial proceedings. In the spring of 2011, Platinum LLC filed a motion to disqualify the trial judge based on improper contacts the judge had with Marnell’s attorneys. A hearing on that motion was held on June 30, 2011. The court denied that motion on October 14, 2011. Platinum LLC also filed a motion for a new trial based upon those improper contacts. That motion was denied at a hearing held on December 2, 2011. However, at that hearing, the court reduced Marnell’s requested legal fees to a total of $500,000, and further reduced its requested prejudgment interest by approximately $30,000. Platinum LLC appealed the trial court’s decision based upon legal errors made during the course of the trial as well as the court’s rulings on various post-trial motions. This matter was settled in April, 2012 when Platinum LLC agreed to pay $955,000. This case is now closed.

Goodman, et al. v. Platinum Condominium Development, LLC, Case No. 09-CV-957 (D. Nev.). On December 5, 2008, a class action complaint was filed in the Eighth Judicial District Court of Nevada for Clark County against Platinum LLC. On April 30, 2009, Platinum LLC was served with a summons and a copy of an amended complaint. The amended complaint also named another subsidiary of the Company, Marcus Management Las Vegas, LLC (“Marcus Management LV”), as a defendant. Subsequently, Platinum LLC and Marcus Management LV removed the case to the United States District Court for the District of Nevada. The amended complaint in Goodman sought an unspecified amount of damages and alleged violations of federal and Nevada law, and that Platinum LLC and Marcus Management LV made various misrepresentations in connection with the Platinum Hotel & Spa development in Las Vegas, Nevada. On June 29, 2009, both Platinum LLC and Marcus Management LV moved to dismiss the amended complaint in its entirety. On March 29, 2010, the District of Nevada granted in part and denied in part the motion to dismiss, and dismissed most of the claims against Platinum LLC and Marcus Management LV without prejudice. On April 28, 2010, the plaintiffs filed a second amended complaint, which Platinum LLC and Marcus Management LV answered, in part, and moved to dismiss, in part. On September 27, 2010, the plaintiffs filed a motion for leave to file a third amended complaint that named Marcus Hotels, Inc. (“Marcus Hotels”) as an additional defendant. On March 31, 2011, the District Court granted the motion to file a third amended complaint and denied the motion to dismiss the second amended Complaint as moot. On April 14, 2011, the plaintiffs filed the third amended complaint which Platinum LLC, Marcus Management LV, and Marcus Hotels answered, in part, and moved to dismiss, in part. On January 11, 2011, the plaintiffs filed a motion asking the court to certify the case as a class action. Defendants objected to that motion in a response filed on February 11, 2011. On September 2, 2011, the court denied the motion for class certification and granted defendants’ motion to dismiss the fraud claims in the third amended complaint. On September 23, 2011 the defendants filed a motion to reconsider the Court’s ruling on the motion to dismiss and dismiss three additional claims. On March 12, 2012, the defendants moved for summary judgment on all of the remaining claims. On April 10, 2012, the court granted the defendants’ motion for reconsideration and dismissed three more of the plaintiffs’ claims, leaving only claims for the sale of unregistered securities under Nevada law and negligent misrepresentation. On June 28, 2012, the parties reached an agreement to settle the case at a mediation and have executed a settlement agreement calling for the defendants to pay a total of $295,000. On July 30, 2012, the parties filed a stipulation to dismiss the case with prejudice.

Baroi, et al. v. Platinum Condominium Development, LLC, Case No. 09-CV-671 (D. Nev.) and Benson, et al. v. Platinum Condominium Development, LLC, et al, Case No. 09-CV-1301 (D. Nev.). On March 27, 2009, another complaint was filed in the Eighth Judicial District Court of Nevada for Clark County against Platinum LLC, which Platinum LLC subsequently removed to the United States District Court for the District of Nevada (the “District Court”). On May 29, 2009, plaintiffs in Baroi amended their complaint and named Marcus Management LV, as well as two other subsidiaries of the Company, Marcus Development, LLC (“Marcus Development”) and Marcus Hotels, as additional defendants. On July 2, 2009, Marcus Management LV, Marcus Development, and Marcus Hotels moved to dismiss the amended complaint. That motion was granted, without prejudice, and with leave to amend.

On July 17, 2009, the Benson action was filed in the United States District Court for the District of Nevada, and the complaint made allegations similar to those of the Baroi action. The Benson action also named Platinum LLC, Marcus Management LV, Marcus Development and Marcus Hotels as defendants.

Subsequent to the District Court’s Order granting Marcus Management, Marcus Development, and Marcus Hotels’ motion to dismiss in Baroi, the plaintiffs in Baroi and Benson agreed to consolidate the two actions. On January 25, 2010, the plaintiffs filed a consolidated amended complaint against Platinum LLC, Marcus Management LV, and Marcus Hotels. Plaintiffs did not name Marcus Development as a defendant. The consolidated amended complaint seeks declaratory relief and an unspecified amount of damages, and alleges violations of Nevada law and that the defendants made various misrepresentations in connection with the Platinum Hotel & Spa development in Las Vegas, Nevada. On March 16, 2010, the defendants responded to the consolidated amended complaint. Marcus Management LV answered the consolidated amended complaint, and Platinum LLC answered it in part and moved to dismiss it in part. Marcus Hotels moved to dismiss the complaint in its entirety. On July 2, 2010, the District of Nevada granted, in part, and denied, in part, defendants’ motions to dismiss. On October 18, 2010, the court granted plaintiffs’ leave to file a third amended complaint that added claims for breach of Nevada securities laws and the federal Interstate Land Sales Full Disclosure Act. On February 14, 2011, the District Court denied defendants’ motion to dismiss the new claims raised in the third amended complaint, after which defendants filed an answer denying the allegations in those claims. Discovery has closed. Platinum LLC, Marcus Management LV, and Marcus Hotels moved for summary judgment on all of the Plaintiffs’ claims. The plaintiffs moved for summary judgment on their claims for breach of Nevada securities law and breach of contract.

On July 11, 2012, the District Court issued its decisions on the summary judgment motions. The District Court held that the Platinum condominium units were securities, but held that the Plaintiffs’ non-registration claims were barred by the statute of limitations. The court granted Defendants’ motion to dismiss the claims under the Interstate Land Sales Full Disclosure Act, breach of the rental agreement, and unjust enrichment. The court also granted Defendants’ motion, in part, to dismiss aspects of the Plaintiffs’ claims for fraud and breach of contract. The court allowed the Plaintiffs’ claims for fraud and breach of contract to proceed to trial as limited in the summary judgment rulings. On August 1, 2012, the plaintiffs asked the Court to reconsider its decision on the statute of limitations. We will vigorously defend that request. No trial date has been scheduled.

Collins et al. v. Platinum Condominium Development, LLC et al., Case No. 12-CV-806-PMP-GWF (D. Nev.) On December 30, 2011, a complaint was in the Eighth Judicial District Court of Nevada for Clark County against Platinum LLC, Marcus Hotels, and Marcus Management LV by purchasers of four units at the Platinum, which the defendants subsequently removed to the United States District Court for the District of Nevada. The complaint raises identical causes of action to those in the Goodman and Baroi actions and was filed by attorneys representing the plaintiffs in those actions. The Defendants answered the complaint on July 12, 2012. The parties have agreed to consolidate this case with the Baroi action. Consolidation was ordered by the District Court on July 13, 2012.

Platinum LLC, Platinum Holdings, Marcus Management LV, Marcus Development, and Marcus Hotels believe the allegations against all of the defendants in these lawsuits are without merit and they intend to vigorously defend against them. At this time, the Company is unable to predict the scope or outcome or quantify their eventual impact, if any, on the Company. At this time, the Company is also unable to estimate associated expenses or possible losses.

Item 4.	Mine Safety Disclosures.

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Each of our executive officers is identified below together with information about each officer’s age, position and employment history for at least the past five years:

Name	Position	Age
Stephen H. Marcus	Chairman of the Board	77
Gregory S. Marcus	President and Chief Executive Officer	47
Bruce J. Olson	Senior Vice President and President of Marcus Theatres Corporation	62
Thomas F. Kissinger	Vice President, General Counsel and Secretary	52
Douglas A. Neis	Chief Financial Officer and Treasurer	53

Stephen H. Marcus has been our Chairman of the Board since December 1991. He served as our Chief Executive Officer from December 1988 to January 2009 and as our President from December 1988 until January 2008. Mr. Marcus has worked at our company for 50 years.

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

From May 31, 2007 to May 31, 2012

Source: Zacks Investment Research, Inc.

	5/31/07	5/29/08	5/28/09	5/27/10	5/26/11	5/31/12

The Marcus Corporation	$100.00	$74.93	$48.37	$51.50	$50.02	$65.52

Composite Peer Group Index	100.00	77.85	52.86	79.93	87.21	94.54

Russell 2000 Index	100.00	89.15	59.87	82.64	103.61	96.40

(1)  Weighted 45.0% for the Dow Jones U.S. Hotels Index and 55.0% for the Company-selected Theatre Index.

(b)	Market Information

Our Common Stock, $1 par value, is listed and traded on the New York Stock Exchange under the ticker symbol “MCS.” Our Class B Common Stock, $1 par value, is neither listed nor traded on any exchange. During each quarter of fiscal 2011 and fiscal 2012, we paid a dividend of $0.085 per share on our Common Stock and $0.07727 per share on our Class B Common Stock. The following table lists the high and low sale prices of our Common Stock for the periods indicated (NYSE trading information only).

	1st	2nd	3rd	4th
Fiscal 2012	Quarter	Quarter	Quarter	Quarter
High	$10.70	$12.65	$13.50	$13.97
Low	$8.01	$8.14	$10.76	$11.22

	1st	2nd	3rd	4th
Fiscal 2011	Quarter	Quarter	Quarter	Quarter
High	$12.78	$13.48	$14.59	$13.30
Low	$8.60	$10.69	$11.51	$10.20

On August 6, 2012, there were 1,533 shareholders of record of our Common Stock and 45 shareholders of record of our Class B Common Stock.

(c)	Stock Repurchases

As of May 31, 2012, our Board of Directors had authorized the repurchase of up to 6.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock plans or other general corporate purposes. Under these authorizations, we have repurchased approximately 5.9 million shares of Common Stock as of May 31, 2012. These authorizations do not have an expiration date.

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were made in the open market and pursuant to the publicly announced repurchase authorization described above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
February 24 – March 29	-	$-	-	1,279,426
March 30 – April 26	234,062	12.62	234,062	1,045,364
April 27 – May 31	282,287	12.73	282,287	763,077
Total	516,349	$12.68	516,349	763,077

Item 6.	Selected Financial Data.

Five-Year Financial Summary

	F2012	F2011	F2010	F2009	F2008
Operating Results
(in thousands)
Revenues	$413,898	377,004	379,069	383,496	371,075
Net earnings	$22,734	13,558	16,115	17,200	20,486
Common Stock Data(1)
Net earnings per common share	$.78	.46	.54	.58	.68
Cash dividends per common share	$.34	.34	.34	.34	.34
Weighted-average shares outstanding
(in thousands)	29,308	29,657	29,910	29,819	30,230
Book value per share	$11.90	11.42	11.23	10.98	10.69
Financial Position
(in thousands)
Total assets	$733,011	694,446	704,411	711,523	721,648
Long-term debt(2)	$106,276	197,232	196,833	240,943	252,992
Shareholders’ equity	$343,789	339,480	335,796	327,440	317,493
Capital expenditures and acquisitions	$38,017	25,186	25,082	35,741	64,937
Financial Ratios
Current ratio(2)	.20	.39	.35	.37	.53
Debt/capitalization ratio	.37	.39	.41	.44	.47
Return on average shareholders’ equity	6.7%	4.0%	4.9%	5.3%	6.4%

(1)	All per share and shares outstanding data is on a diluted basis. Earnings per share data is calculated on our Common Stock using the two class method.
(2)	Fiscal 2012 long-term debt excludes $86,093 of mortgage notes and borrowings under our revolving credit agreement with a maturity date during fiscal 2013 that are expected to be refinanced and subsequently reclassified as long-term debt. Including these amounts, fiscal 2012 long-term debt would be $192,369 and our fiscal 2012 current ratio would be .39.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General

We report our consolidated and individual segment results of operations on a 52-or-53-week fiscal year ending on the last Thursday in May. Fiscal 2012 was a 53-week year and fiscal 2011 and fiscal 2010 were 52-week years. Fiscal 2013 will be a 52-week year. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in two business segments: theatres, and hotels and resorts.

Historically, our first fiscal quarter has produced the strongest operating results because this period coincides with the typical summer seasonality of the movie theatre industry and the summer strength of the lodging business. Our third fiscal quarter has historically produced the weakest operating results in our hotels and resorts division primarily due to the effects of reduced travel during the winter months. Our third fiscal quarter for our theatre division has historically been our second strongest quarter, but is heavily dependent upon the quantity and quality of films released during the Thanksgiving through Christmas holiday period.

Consolidated Financial Comparisons

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the past three fiscal years (in millions, except for per share and percentage change data):

			Change F12 v. F11			Change F11 v. F10
	F2012	F2011	Amt.	Pct.	F2010	Amt.	Pct.
Revenues	$413.9	$377.0	$36.9	9.8%	$379.1	$(2.1)	-0.5%
Operating income	46.5	33.5	13.0	38.9%	36.2	(2.7)	-7.5%
Other income (expense)	(9.1)	(11.7)	2.6	22.3%	(11.0)	(0.7)	-6.3%
Net earnings	$22.7	$13.6	$9.1	67.7%	$16.1	$(2.5)	-15.9%
Net earnings per common share - diluted	$0.78	$0.46	$0.32	69.6%	$0.54	$(0.08)	-14.8%

Fiscal 2012 versus Fiscal 2011

Our revenues, operating income (earnings before other income/expense and income taxes) and net earnings for fiscal 2012 increased compared to the prior year due to improved operating results from both our theatre and hotels and resorts divisions. Operating results from our theatre division increased due to a stronger slate of movies and a significant increase in our average concession sales per person during fiscal 2012 compared to the prior year. Operating results from our hotels and resorts division were favorably impacted by higher occupancy rates and average daily rates during fiscal 2012 compared to the prior year. Operating results from our corporate items, which include amounts not allocable to the business segments, were negatively impacted by reduced rental revenues from non-operating real estate, expenses related to our newly-formed MCS Capital hotel development business, expenses related to our proposed retail development in Brookfield, Wisconsin and increased compensation expenses related to our improved operating results during fiscal 2012 compared to the prior year. Net earnings during fiscal 2012 were also favorably impacted by an increase in investment income and a reduction in our interest expense and losses on disposition of property, equipment and other assets, partially offset by a decrease in our equity earnings from joint ventures during fiscal 2012 compared to the prior year.

Our additional 53rd week of operations benefitted both of our operating divisions and contributed approximately $7.6 million in revenues and $2.1 million in operating income to our fourth quarter and fiscal 2012 results. After interest expense and income taxes, we estimate that the extra week of operations contributed approximately $1.1 million to our fiscal 2012 net earnings, or $0.04 per diluted common share.

We recognized investment income of approximately $1.2 million during fiscal 2012, representing an increase of over $1.5 million compared to an investment loss of $365,000 during the prior year. The increase in investment income during fiscal 2012 was primarily attributable to a one-time gain on sale of securities held for investment purposes of approximately $700,000 during fiscal 2012 and an approximately $700,000 negative adjustment during fiscal 2011 in the estimate of interest income earned to date on the funds we advanced several years ago in conjunction with the public portion of a parking garage built adjacent to our Hilton Milwaukee City Center property. We continue to project full repayment of all funds advanced for this garage, albeit with interest earned at a lower interest rate than originally anticipated. Investment income has historically included interest earned on cash, cash equivalents and notes receivable, including notes related to prior sales of timeshare units in our hotels and resorts division. We currently expect to return to reporting investment income on just those traditionally included items during fiscal 2013.

Our interest expense totaled $9.3 million for fiscal 2012, representing a decrease of approximately $1.1 million, or 10.5%, compared to fiscal 2011 interest expense of $10.4 million. The decrease in interest expense was the result of reduced borrowings during fiscal 2012, primarily due to the fact that our cash flows from operating activities exceeded our capital expenditures, share repurchases and dividend payments. Based upon our current expectations for increased capital expenditures during fiscal 2013, we currently believe our interest expense will increase during fiscal 2013 compared to fiscal 2012. Current maturities of long-term debt on our balance sheet as of May 31, 2012 included a $15.1 million mortgage related to our Skirvin Hilton hotel with a maturity date in December 2012 and $71.0 million in borrowings under our revolving credit agreement with a maturity date in April 2013. We currently expect to refinance both of these debt agreements during fiscal 2013, at which time these borrowings would be reclassified as long-term debt.

We reported net losses on disposition of property, equipment and other assets of $759,000 during fiscal 2012, compared to net losses of $1.5 million during fiscal 2011. The losses reported during fiscal 2012 and fiscal 2011 were primarily a result of the write-off of selected furniture, fixtures and equipment that we disposed of in conjunction with renovations at several of our hotel properties. In addition, an adverse legal judgment during our fiscal 2011 third quarter relating to architectural services rendered during the construction of the condominium units at our Platinum Hotel & Spa in Las Vegas contributed to the increased net losses during fiscal 2011. The largest portion of the judgment, totaling approximately $750,000, was reported as a loss on disposition of property, equipment and other assets because the majority of the construction costs associated with the Platinum project were deducted from proceeds from the sale of the condominium units, resulting in gains on disposition reported in prior years. The remaining portion of the $1.1 million contingent liability that we accrued during fiscal 2011 as a result of this judgment related to legal fees and reduced our hotel division operating income during fiscal 2011. This matter was successfully mediated during fiscal 2012, reducing our total liability to $955,000.

The timing of our periodic sales of property, equipment and other assets results in variations each year in the gains or losses that we report on dispositions of property, equipment and other assets. We anticipate the potential for additional disposition gains from periodic sales of non-core property and equipment during fiscal 2013 and beyond. In particular, we have the potential to report a significant gain sometime during the next two years from the potential sale of an existing theatre parcel in Madison, Wisconsin that we intend to replace with a new theatre.

We reported net equity losses from unconsolidated joint ventures of $200,000 during fiscal 2012 compared to earnings of $545,000 during the prior year. Earnings and losses during fiscal 2012 and 2011 included our pro-rata share from two hotel joint ventures in which we have a 15% ownership interest and our remaining Baymont 50% joint venture (now operating as a Travelodge). Our fiscal 2011 operating results benefited by the fact that one of our hotel joint ventures reported a gain during our fiscal 2011 third quarter related to a favorable refinancing of its debt. We currently do not expect significant variations in net equity gains or losses from unconsolidated joint ventures during fiscal 2013 compared to fiscal 2012 unless we significantly add to the number of joint ventures in which we participate during fiscal 2013.

We reported income tax expense for fiscal 2012 of $14.7 million, an increase of approximately $6.4 million, or 78.1%, compared to fiscal 2011 income tax expense of $8.3 million. Our effective income tax rate during fiscal 2012 was 39.3% compared to an effective rate of 37.8% during fiscal 2011. This higher rate was primarily due to significantly increased pre-tax earnings during fiscal 2012 compared to the prior year, which had the effect of reducing the impact of favorable decreases in our liability for unrecognized tax benefits on our effective rate. Unrecognized tax benefits decreased by approximately $1.3 million during fiscal 2012. The reduction reflects a settlement during fiscal 2012 of prior year tax issues that were under appeal with the Internal Revenue Service (IRS), partially offset by an increase in unrecognized tax benefits as a result of tax positions currently under review by taxing authorities. Due to the temporary nature of the underlying tax positions, the reduction favorably impacted tax expense by approximately $400,000, primarily as a result of the reversal of penalties. As of May 31, 2012, examination of our consolidated federal income tax returns by the IRS was underway for fiscal 2009 and fiscal 2010 and the outcome of this examination is still uncertain. We currently anticipate that our fiscal 2013 effective income tax rate will remain close to its historical range of 38-40%, excluding any further changes in our liability for unrecognized tax benefits or potential changes in federal and state income tax rates.

Weighted-average shares outstanding were 29.3 million during fiscal 2012 and 29.7 million during fiscal 2011. All per share data is presented on a diluted basis.

Fiscal 2011 versus Fiscal 2010

Our revenues, operating income (earnings before other income/expense and income taxes) and net earnings for fiscal 2011 decreased compared to the prior year due primarily to reduced operating results from our theatre division. Fiscal 2011 revenues and operating income in our theatre division decreased compared to the prior year due to reduced attendance as a result of a weaker slate of films. Improved operating results from our hotels and resorts division, primarily resulting from increased occupancy, partially offset the declines in our theatre division results during fiscal 2011. Net earnings during fiscal 2011 were negatively impacted by two unusual pre-tax adjustments to investment income and losses on disposition of property, equipment and other assets totaling approximately $1.8 million, or approximately $0.04 per diluted common share. A reduction in our interest expense and an increase in our equity earnings from joint ventures favorably impacted our net earnings during fiscal 2011 compared to the prior year.

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

Conversely, comparisons to fiscal 2010 operating results were favorably impacted by the fact that our fiscal 2010 operating results included a one-time pension withdrawal liability in our theatre division of $1.4 million (pre-tax) and a non-cash impairment charge in our hotels and resorts division of $2.6 million (pre-tax). Together, these two adjustments negatively impacted our fiscal 2010 operating income by approximately $4.0 million (pre-tax) and our net earnings per diluted common share by approximately $0.08.

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

Our interest expense totaled $10.4 million for fiscal 2011, representing a decrease of approximately $800,000, or 7.8%, compared to fiscal 2010 interest expense of $11.2 million. The decrease in interest expense was the result of reduced borrowings during fiscal 2011, primarily due to the fact that our cash flows from operating activities exceeded our capital expenditures, share repurchases and dividend payments.

We reported net losses on disposition of property, equipment and other assets of $1.5 million during fiscal 2011, compared to net losses of $25,000 during fiscal 2010. An adverse legal judgment during our fiscal 2011 third quarter relating to architectural services rendered during the construction of the condominium units at our Platinum Hotel & Spa in Las Vegas contributed to the increased net losses during fiscal 2011. The largest portion of the judgment, totaling approximately $750,000, was reported as a loss on disposition of property, equipment and other assets because the majority of the construction costs associated with the Platinum project were deducted from proceeds from the sale of the condominium units, resulting in gains on disposition reported in prior years. The remaining portion of the $1.1 million liability accrued as a result of this judgment related to legal fees and reduced our hotel division operating income during fiscal 2011.

Fiscal 2011 losses from disposition of property, equipment and other assets also included the write-off of selected furniture, fixtures and equipment that we replaced in conjunction with renovations at several of our properties. Comparisons to fiscal 2010 gains and losses from disposition of property, equipment and other assets were also negatively impacted by the fact that our fiscal 2010 operating results included a favorable legal settlement of approximately $400,000 related to the original construction of the condominium units at our Platinum Hotel & Spa.

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

Current Plans

Our aggregate capital expenditures, acquisitions and purchases of interests in joint ventures were approximately $38 million during fiscal 2012 compared to $25 million during fiscal 2011 and 2010. We currently anticipate that our fiscal 2013 capital expenditures may be in the $65-$95 million range, excluding any unidentified potential acquisitions that could arise during the year. We will, however, continue to monitor our operating results and economic and industry conditions so that we may adjust our plans accordingly.

Our current strategic plans include the following goals and strategies:

•	Our current plans for growth in our theatre division include several opportunities for new theatres and screens. Although we continue to review opportunities to build theatres at new locations, we believe those opportunities are limited. We have plans to build a new theatre in Sun Prairie, Wisconsin as a replacement for a nearby theatre in Madison, Wisconsin. It is possible that we may begin construction on this new location later in fiscal 2013. We will also continue to look for selected opportunities to expand our successful premium large-screen UltraScreen® concept at new and existing locations. During fiscal 2012, we acquired a former OMNIMAX theatre in the Duluth Entertainment Convention Center in Duluth, Minnesota, adjacent to our current 10-screen Duluth Cinema, and we recently completed a conversion of the theatre into our 14th UltraScreen. We currently have plans to add at least one more UltraScreen to an existing theatre during fiscal 2013. Our UltraScreens generally have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens.

•	In addition, we have purchased individual theatres each of the last two years and acquired two theatre circuits during the last five years and we will continue to consider additional potential acquisitions in the future. The movie theatre industry is very fragmented, with approximately 50% of U.S. screens owned by approximately 800 smaller operators, making it very difficult to predict when acquisition opportunities may arise. Film studios are indicating that they will discontinue production of celluloid film by the end of calendar 2013, which some believe may provide a catalyst for potential acquisition opportunities.

•	We continue to further enhance our food and beverage offerings within our existing theatres. Currently, three of our theatres offer an expanded concession Hot Zone, which serves pizza, hamburgers, wraps, sandwiches and other hot appetizers and three of our theatres offer our Take Five Lounge which serves alcoholic beverages, including our newest addition in Duluth, Minnesota. During fiscal 2012, we opened our circuit’s second Zaffiro’s Pizzeria and Bar full-service restaurant at our St. Cloud, Minnesota theatre and in August 2012 we opened our third Zaffiro’s at our New Berlin, Wisconsin theatre. We also offer our Big Screen Bistro in-theatre dining concept in eight owned and managed screens at two locations. With each of these strategies, our goal continues to be to introduce and maintain entertainment destinations that further define and enhance the customer value proposition for movie-going. We will continue to seek additional opportunities to expand our successful food and beverage concepts into additional select theatres in our circuit.

•	As always, we will also continue to maintain and seek to enhance the value of our existing theatre assets by regularly upgrading and remodeling our theatres in order to keep them looking fresh and new. In order to accomplish the strategies noted above, we currently anticipate that our fiscal 2013 capital expenditures in this division may total approximately $15-$30 million, excluding any potential acquisitions.

•	In addition to the growth strategies described above, our theatre division continues to focus on multiple strategies designed to further increase revenues and improve the profitability of our existing theatres. These strategies include various cost control efforts as well as plans to expand ancillary theatre revenues, such as pre-show advertising (through our advertising provider, Screenvision), lobby advertising, additional corporate and group sales, sponsorships and alternate auditorium uses.

•	During fiscal 2012, we converted the vast majority of our first-run screens to digital cinema projection and branded the completed product “MDX – the Marcus Digital Experience.” We believe the benefits from digital cinema include delivering an improved film presentation to our guests, increasing scheduling flexibility, providing a platform for additional 3D presentations as needed, as well as maximizing the opportunities for alternate programming that may be available with this technology. The addition of digital technology throughout our circuit may provide us with additional opportunities to obtain non-motion picture programming from other new and existing content providers, such as the expanded programming, including live and pre-recorded performances of the Metropolitan Opera, as well as sports, music and other events at many of our locations, currently provided to us by an existing content provider. This programming continues to be well received by our customers and should benefit our future operating results by providing revenue during our theatres’ slower times.

•	Digital 3D presentation of films continues to positively contribute to our box office receipts and we have been able to increase our digital 3D footprint as a result of our circuit-wide conversion to digital cinema projection. We currently have the ability to offer digital 3D presentations in 162, or approximately 24%, of our first-run screens, including the majority of our UltraScreens (branded as UltraScreen XL3D). With the roll-out of digital cinema throughout our circuit now completed, we have the ability to increase the number of digital 3D capable screens we offer to our guests in the future as needed, subject to the number of digital 3D films anticipated to be released during future periods and our customers’ response to these 3D releases.

•	Our hotels and resorts division is actively seeking opportunities to increase the number of rooms under management. During fiscal 2012, we formed a new hotel investment business, MCS Capital, under the direction of a well-respected industry veteran with extensive hotel acquisition and development experience. Our goal is to seek opportunities whereby we may act as an investment fund sponsor, joint venture partner or sole investor in acquiring additional hotel properties. As a result of our development efforts, we have a number of additional potential growth opportunities in the pipeline and hope to make announcements regarding these opportunities in the near future.

•	We also continue to pursue additional management contracts for other owners, some of which may also include small equity investments, similar to investments we have made in the past with strategic equity partners. Although total revenues from an individual hotel management contract are significantly less than from an owned hotel, the operating margins are generally significantly higher due to the fact that all direct costs of operating the property are borne by the owner of the property. Management contracts provide us with an opportunity to increase our total number of managed rooms without a significant investment, thereby increasing our returns on equity from this division. With a large number of hotels across the country experiencing financial difficulties due to reduced operating results and/or high debt service costs in recent years, we believe the opportunities to acquire high quality hotels or management contracts at attractive valuations may increase in the future for well-capitalized companies such as ours.

•	Unlike theatre assets, where the majority of the return on investment comes from the annual cash flow generated by operations, a portion of the return on a hotel investment is derived by effective portfolio management, which includes determining the proper branding strategy for a given asset along with the proper level of investment and upgrades, as well as identifying an effective divestiture strategy for the asset when appropriate. Two of our hotels are due for brand-initiated product improvement plans during fiscal 2013 and we are currently reviewing our branding strategy for those hotels. In addition, our past hotel investments have been very opportunistic as we have acquired assets at favorable terms and then improved the properties and operations in order to create value. We will continue to evaluate individual hotel assets in order to determine whether a divestiture strategy may be appropriate for that asset. While we do not currently have active plans to divest any particular hotel assets during fiscal 2013, we would consider an opportunity to sell all or a portion of a particular hotel, while retaining management if possible, if we determined that such action was in the best interest of our shareholders.

•	Our plans for our hotels and resorts division also include continued reinvestment in our existing properties in order to maintain and seek to increase their value. During fiscal 2012, we completed renovation projects at the Hotel Phillips in Kansas City, Missouri and the Hilton Madison in Madison, Wisconsin. During fiscal 2013, in addition to the two product improvement plans noted above, we recently completed a project at the Hilton Milwaukee in which we restored the lobby lounge to its original art-deco grandeur. In addition, we have plans for a major guest room renovation, along with additional enhancements, for The Pfister Hotel in Milwaukee, Wisconsin as it celebrates 50 years under our ownership. Our fiscal 2013 hotels and resorts capital expenditures, which will include additional reinvestments in our existing assets, as well as possible growth opportunities currently being evaluated, may total up to approximately $50-$60 million, excluding any additional unidentified possible acquisitions.

•	In addition to the growth strategies described above, our hotels and resorts division continues to focus on several strategies that are intended to further improve the division’s profitability. These include human resource and cost improvement strategies designed to achieve operational excellence and improved operating margins. We have also invested in sales, revenue management and internet marketing strategies in an effort to further drive increased profitability.

•	In addition to growth strategies in our operating divisions, we are also leveraging our real estate experience by pursuing an opportunity to be the developer of a mixed use retail development currently proposed on the site of one of our former theatres in the Town of Brookfield, Wisconsin. We had previously intended to sell this valuable land parcel, but an opportunity to acquire an adjacent parcel and develop a high quality town center anchored by a Von Maur department store became available. We are currently seeking local government financial support for certain infrastructure costs related to this project, which we have named The Corners of Brookfield, and we are currently completing design specifications and construction cost estimates as well as assessing leasing interest in the project. We continue to be pleased with the leasing discussions to date and at this point, we believe we remain on track to begin construction on this project early in calendar 2013, with the entire project scheduled to open in the fall of 2014. The project is expected to include retail, restaurant and residential components with the total cost of the development possibly exceeding $150 million. We intend to be the developer and sponsor of this project and are currently seeking a majority equity partner similar to our hotel joint venture structures outlined in our growth plans. The actual timing and extent of our capital expenditures for this project may change, depending upon the satisfactory and timely completion of the items noted above. It is possible that we may incur capital expenditures during our fiscal 2013 of up to $5 million on this project related to our projected share of the proposed joint venture’s acquisition of the adjacent land and initial construction costs.

•	In addition to operational and growth strategies in our operating divisions, we continue to seek additional opportunities to enhance shareholder value, including strategies related to our dividend policy, share repurchases and asset divestitures. During the past three years, we maintained our regular quarterly common stock cash dividend at $0.085 per share despite the difficult economic environment. We also repurchased approximately 1.1 million shares of our common stock during fiscal 2012 and 389,000 shares during fiscal 2011 under our existing board stock repurchase authorizations and increased our board stock repurchase authorization by 2 million shares in July 2012. We will also continue to evaluate opportunities to sell real estate when appropriate, benefiting from the underlying value of our real estate assets. In addition to the above mentioned potential sale of a valuable existing theatre in Madison, Wisconsin, we plan to evaluate opportunities to sell additional out-parcels at our new theatre developments in Green Bay and Sturtevant, Wisconsin in addition to other non-operating and/or non-performing real estate in our portfolio.

The actual number, mix and timing of our potential future new facilities and expansions and/or divestitures will depend, in large part, on industry and economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the potential availability of attractive acquisition and investment opportunities. It is likely that our growth goals will continue to evolve and change in response to these and other factors, and there can be no assurance that these current goals will be achieved. Each of our goals and strategies are subject to the various risk factors discussed earlier in this Annual Report on Form 10-K.

Theatres

Our oldest and most profitable division is our theatre division. The theatre division contributed 55.1% of our consolidated revenues and 78.7% of our consolidated operating income, excluding corporate items, during fiscal 2012, compared to 55.0% and 84.7%, respectively, during fiscal 2011 and 59.1% and 96.9%, respectively, during fiscal 2010. The theatre division operates motion picture theatres in Wisconsin, Illinois, Ohio, Minnesota, Iowa, North Dakota and Nebraska and a family entertainment center in Wisconsin. The following tables set forth revenues, operating income, operating margin, screens and theatre locations for the last three fiscal years:

			Change F12 v. F11			Change F11 v. F10
	F2012	F2011	Amt.	Pct.	F2010	Amt.	Pct.
	(in millions, except percentages)
Revenues	$227.9	$207.3	$20.6	9.9%	$224.1	$(16.8)	-7.5%
Operating income	$47.1	$37.3	$9.8	26.2%	$44.7	$(7.4)	-16.6%
Operating margin	20.7%	18.0%			20.0%

Number of screens and locations at fiscal year-end (1) (2)	F2012	F2011	F2010
Theatre screens	694	684	668
Theatre locations	56	55	54
Average screens per location	12.4	12.4	12.4

(1)	Includes 11 screens at two locations managed for other owners in all three years.
(2)	Includes 21 budget screens at three locations in all three years. Compared to first-run theatres, budget theatres generally have lower box office revenues and associated film costs, but higher concession sales as a percentage of box office revenues.

The following table provides a further break down of the components of revenues for the theatre division for the last three fiscal years:

			Change F12 v. F11			Change F11 v. F10
	F2012	F2011	Amt.	Pct.	F2010	Amt.	Pct.
			(in millions, except percentages)
Box office revenues	$142.1	$132.5	$9.6	7.2%	$142.7	$(10.2)	-7.1%
Concession revenues	74.5	64.3	10.2	15.9%	67.8	(3.5)	-5.3%
Other revenues	11.3	10.5	0.8	7.6%	13.6	(3.1)	-22.5%
Total revenues	$227.9	$207.3	$20.6	9.9%	$224.1	$(16.8)	-7.5%

Fiscal 2012 versus Fiscal 2011

Our theatre division fiscal 2012 revenues and operating income increased to record levels for this division due primarily to an increase in total theatre attendance at comparable theatres, a significant increase in our average concession sales per person, the fact that we had two additional theatres in operation during portions of fiscal 2012 and the additional week of operations included in our fiscal 2012 results compared to the prior year. The two additional theatres contributed approximately $3.2 million to our increased revenues during fiscal 2012, but did not have a significant impact on operating income. The additional week of operations, which included the traditionally strong Memorial Day holiday weekend, contributed approximately $4.7 million and $1.6 million, respectively, to our theatre division revenues and operating income during fiscal 2012 compared to the prior year. Our operating income and operating margin for fiscal 2012 would have been even stronger if not for the fact that we recognized approximately $1.4 million of accelerated depreciation during the first two quarters of the fiscal year related to our recent replacement of our existing 35MM film projection systems in conjunction with our deployment of new digital cinema projection systems.

Total theatre attendance increased 5.6% during fiscal 2012 compared to the prior year. Fiscal 2012 attendance at comparable theatres increased approximately 4.4%, including the additional week of operations, and 2.3% excluding the additional week, compared to the prior year. Our fiscal 2012 comparable theatre increase in attendance was entirely due to a much stronger slate of movies during the second half of our fiscal 2012 compared to the prior year. Our fiscal 2012 third quarter benefited from a very deep slate of movies, as our 16th-40th highest performing films during the quarter significantly outperformed the comparable “middle tier” of films released last year during the same quarter. Dispersal of our box office receipts across a greater number of films is generally favorable to our operating margins, as a more “top-heavy” line-up of films tends to result in higher overall film costs. Our fiscal 2012 fourth quarter comparable theatre attendance increase was due primarily to the release of two blockbuster films that ended up being our highest grossing films of fiscal 2012 – The Hunger Games and The Avengers.

Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a film is released to other channels, including video on-demand (VOD) and DVD. These are factors over which we have no control. The national DVD release window decreased slightly during calendar 2011 to 122 days compared to the approximately 130 days that had been in place for the five previous years. In addition, several film studios tested a new premium VOD release window during our fiscal 2012, whereby certain films were made available approximately 60 days after the theatre release date to select VOD providers and offered to consumers at a premium price point (approximately $30), but we do not believe that test was successful. We have expressed our concerns to the studios regarding the impact a shortened DVD or VOD release window may have on future box office receipts. We have also indicated that we would seek adjustments in the current financial arrangements we have with film studios upon the enactment of shorter release windows. In general, we have been encouraged by recent discussions and statements made by the film studios recognizing the importance of maintaining appropriate windows for the release of their product.

We believe that the most significant factor contributing to variations in attendance during fiscal 2012, as in other years, was the quantity and quality of film product released during the respective quarters compared to the films released during the same quarters last year. In addition to the stronger “middle tier” of films discussed above, another indication of the stronger film product during fiscal 2012 was the fact that blockbusters (generally defined as films grossing more than $100 million nationally) accounted for an increased portion of our total box office revenues during fiscal 2012, with our top 15 performing films accounting for 37% of our fiscal 2012 box office revenues compared to 34% during fiscal 2011. The following five top performing fiscal 2012 films accounted for nearly 20% of our total box office revenues and produced the greatest box office revenues for our circuit: The Avengers (3D), The Hunger Games, Harry Potter and the Deathly Hallows – Part 2 (3D), Transformers: Dark of the Moon (3D) and The Twilight Saga: Breaking Dawn – Part I.

The quantity of total wide release films shown in our theatres and number of wide releases provided from the six major studios increased during fiscal 2012, also contributing to our improved attendance compared to the prior year. A film is generally considered a wide release if it is shown on over 600 screens nationally and these films generally have the greatest impact on box office receipts. We played 144 wide release films (including 36 digital 3D films) at our theatres during fiscal 2012 compared to 135 wide release films (including 28 digital 3D films) during fiscal 2011. In total, we played 158 films and 81 alternate content attractions at our theatres during fiscal 2012 compared to 177 films and 41 alternate content attractions during fiscal 2011. Based upon projected film and alternate content availability, we currently estimate that we may show up to 18 more films and attractions on our screens during fiscal 2013 compared to fiscal 2012. There are currently approximately 34 digital 3D films scheduled to be released during our fiscal 2013. Generally, an increase in the quantity of films released, particularly from the six major studios, increases the potential for more blockbusters in any given year, and an increase in the quantity of 3D films increases the potential for a higher average ticket price.

During fiscal 2012, our average ticket price increased 1.5% compared to the prior year, attributable primarily to selected price increases and premium pricing for our digital 3D and UltraScreen® attractions. Three of our top five films during fiscal 2012 were available in digital 3D, contributing to our small increase in average ticket price compared to the prior year. For example, during our fiscal 2012 fourth quarter, when our top performing film was The Avengers (with over 40% of our box office receipts for this film attributable to our digital 3D showings), our average ticket price increased 5.7%. We do not believe that changes in film product mix had a significant impact on our average ticket price during fiscal 2012 (more adult-oriented and R-rated films result in a higher average ticket price). The increase in average ticket price contributed approximately $2.0 million, or 40%, of our increased box office revenues for comparable theatres during fiscal 2012 compared to the prior year, excluding the impact of the additional week of operations.

Our average concession sales per person increased 9.7% during fiscal 2012 compared to the prior year. Pricing, concession product mix and film product mix are the three primary factors that impact our concession sales per person. Selected price increases, a change during the second half of fiscal 2011 from sales tax inclusive pricing to sale taxes added pricing, the introduction of “grab and go” candy and other products, and a change in concession product mix, including increased sales of higher priced non-traditional food and beverage items, were the primary reasons for our increased average concession sales per person during fiscal 2012. We do not believe that film product mix (for example, films that appeal to families and teenagers generally produce better than average concession sales) had a significant impact on our average concession sales per person during fiscal 2012. The increase in average concession sales per person contributed approximately $6.3 million, or 81%, of our increased concession revenues for comparable theatres during fiscal 2012 compared to the prior year, excluding the impact of the additional week of operations.

Our theatre division’s operating margin increased to 20.7% during fiscal 2012, compared to 18.0% for fiscal 2011. Excluding the additional week of operations, our fiscal 2012 theatre division operating margin was 20.4%. Increased attendance favorably impacts our operating margins, particularly because it generally impacts our high-margin concession revenues, as do increases in our average concession sales per person. In addition, other revenues, which include management fees, pre-show advertising income, family entertainment center revenues and gift card breakage income, increased during fiscal 2012 compared to the prior year due to increased advertising revenues and marketing fee income. Conversely, the fact that a higher percentage of our box office revenues were attributable to our highest grossing films contributed to slightly higher film costs during fiscal 2012, negatively impacting our margins compared to the prior year. Higher grossing films historically have a higher film cost as a percentage of box office revenues than lower grossing “blockbuster” films and therefore, our operating margin often is negatively impacted when we have a greater number of higher grossing films.

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

Under the terms of the master licensing agreement, we made an initial one-time payment to CDF2. We expect that the balance of CDF2’s costs to deploy the systems will be covered primarily through the payment of virtual print fees (VPF’s) from film distributors to CDF2 each time a digital movie is booked on one of the systems deployed on our screens. We agreed to book an average number of eligible digital movies on each screen on which a licensed system has been deployed to provide for a minimum level of VPF’s paid by distributors (our standard booking commitment) to CDF2. To the extent that the VPF’s paid by distributors are less than our standard booking commitment, we must make a shortfall payment to CDF2. Based upon our historical booking patterns, we currently do not expect to make any shortfall payments during the 10-year life of the agreement.

Accounting standards require us to include the entire amount of the standard booking commitment as a minimum lease payment for purposes of determining our capital lease obligation because we may be required to pay the entire commitment if we do not book any digital movies on our screens; however, we believe the possibility of making any payments pursuant to this commitment is remote. As a result, we recognized a capital lease obligation of approximately $38.4 million related to this standard booking commitment during our fiscal 2012 second quarter. The obligation is being reduced as we book digital movies on our screens and VPF’s are paid by film distributors to CDF2 and as a result, the capital lease obligation has been reduced to $35.7 million as of May 31, 2012. Based on our expected minimum number of eligible movies to be booked, we expect the obligation to be reduced by at least $4.2 million within the next 12 months. We further expect that the annual reduction in our capital lease obligation will generally offset the amortization of the corresponding capitalized lease asset and, as a result, we do not anticipate that this accounting standard will have a significant impact on our annual results of operations or cash flows.

Early in our fiscal 2012 third quarter, we purchased a 12-screen theatre in Franklin, Wisconsin out of receivership. We completed an extensive renovation of a theatre in a suburb of St. Cloud, Minnesota during our fiscal 2012 third quarter that included the opening of our second Zaffiro’s Pizzeria and Bar. We also began construction on our third Zaffiro’s Pizzeria and Bar at a theatre in New Berlin, Wisconsin and opened that new restaurant in August 2012. In both cases, the new restaurant replaces a previously existing screen at the theatre. During our fiscal 2012 third quarter, we also acquired the former OMNIMAX Theatre in the Duluth Entertainment Convention Center in Duluth, Minnesota, adjacent to our current 10-screen Duluth Cinema, and completed a conversion of the theatre into our 14th premium large-screen UltraScreen auditorium in June 2012. Early in our fiscal 2011 second quarter, we purchased a 16-screen theatre in Appleton, Wisconsin. We did not close any theatres during fiscal 2012 and do not anticipate closing any theatres during fiscal 2013.

Box office revenues during the summer of 2012 through the date of this filing have thus far decreased slightly compared to last year’s summer results due primarily to the lack of the Memorial Day holiday weekend compared to the prior year. This summer’s blockbuster film, The Dark Knight Rises, performed very well but not as strong as the Harry Potter series conclusion that was released during the same week last year. Strong performances from films such as Madagascar 3 (3D), Brave (3D), Ted, The Amazing Spider-Man (3D), Ice Age: Continental Drift (3D) and The Dark Knight Rises have contributed positively to our early fiscal 2013 results.

We were deeply saddened by the recent tragedy at a movie theatre in Aurora, Colorado. Our thoughts and prayers continue to be with the victims, their families, the associates at the theatre involved and the Aurora community. These senseless, random acts of violence by disturbed individuals can happen anywhere, but have never occurred in a U.S. movie theatre in its 110-year history. Safety and security of our guests and associates is always a priority concern. We will take appropriate measures to have our security precautions in place each and every day that we open for business.

Fiscal 2011 versus Fiscal 2010

Our theatre division fiscal 2011 revenues, operating income and operating margin decreased compared to the prior year due primarily to a decrease in total theatre attendance at comparable theatres of 9.6% during fiscal 2011 compared to the prior year. The comparable theatre decrease in attendance occurred primarily during our fiscal 2011 third quarter. Attendance decreased by over 23% during our fiscal 2011 third quarter and was attributable to a weak slate of films released during the holiday and winter season compared to the record performance of films released during the same period in fiscal 2010. In fact, four third quarter films during fiscal 2010 – Avatar (the highest grossing movie of all time), The Blind Side, Alvin and the Chipmunks: the Squeakquel and Sherlock Holmes – outperformed our top third quarter film during fiscal 2011, True Grit.

Our fiscal 2011 comparable theatre decrease in attendance also resulted from attendance decreases during the first two weeks of our fiscal year, as a result of fiscal 2011 Memorial Day film holdovers and early June releases not performing as well as comparative pictures in fiscal 2010. In addition, we also reported an attendance decline during the last week of our fiscal 2011 second quarter due to the record performance last year of the popular sequel, The Twilight Saga: New Moon as well as a strong opening of the surprise hit The Blind Side. Conversely, comparable attendance increased by nearly 2% during our fiscal 2011 fourth quarter compared to the same period in fiscal 2010 due to strong April and May 2011 film product.

Fiscal 2011 comparisons to our fiscal 2010 operating results were also negatively impacted by a fiscal 2010 change in our gift card breakage income estimate. Conversely, our fiscal 2011 operating income benefited slightly compared to the prior year due to the fact that the prior year’s operating results were negatively impacted by a $1.4 million pre-tax adjustment for a pension withdrawal liability. This one-time liability related to our decision to withdraw from an underfunded multi-employer Chicago projectionist union pension plan.

We believe that the most significant factor contributing to variations in attendance during fiscal 2011, as in other years, was the quantity and quality of film product released during the respective quarters compared to the films released during the same quarters of the prior year. Blockbusters accounted for a decreased portion of our total box office revenues during fiscal 2011, with our top 15 performing films accounting for only 34% of our fiscal 2011 box office revenues compared to 42% during fiscal 2010. The following five top performing fiscal 2011 films accounted for nearly 17% of our total box office revenues and produced the greatest box office revenues for our circuit: Toy Story 3, Harry Potter and the Deathly Hallows – Part I, The Twilight Saga: Eclipse, Inception and Despicable Me. The quantity of total films shown in our theatres increased slightly during fiscal 2011, although the number of wide releases from the six major studios declined slightly. We played 177 films (including 28 digital 3D films) and 41 alternate content attractions at our theatres during fiscal 2011 compared to 168 films (including 15 digital 3D films) and 41 alternate content attractions during fiscal 2010.

During fiscal 2011, our average ticket price increased 1.7% compared to the prior year, attributable primarily to selected price increases and premium pricing for our digital 3D and UltraScreen attractions. Our increase in average ticket price was minimal during fiscal 2011 due in part to the fact that the prior year’s top performing film, Avatar, derived the majority of its box office receipts from higher priced 3D presentations. In addition, we believe changes in film product mix also had a negative impact on our average ticket price during fiscal 2011. During fiscal 2011, three of our top six performing films were animated films that typically target a younger (i.e. lower priced) audience, compared to only one of our top six films during fiscal 2010.

Our average concession sales per person increased 3.8% during fiscal 2011 compared to the prior year. Selected price increases, a change during the second half of our fiscal year from sales tax inclusive pricing to sale taxes added pricing, and a change in concession product mix, including increased sales of higher priced non-traditional food and beverage items in our theatres, were the primary reasons for our increased average concession sales per person during fiscal 2011. In particular, price increases in the second half of our fiscal 2011 contributed to increased average concession sales per person of 6.3% and 7.5%, respectively, during our fiscal 2011 third and fourth quarters compared to the prior year same periods. Film product mix may also have had a small impact on our average concession sales per person during fiscal 2011.

Our theatre division’s operating margin decreased to 18.0% during fiscal 2011, compared to 20.0% in fiscal 2010. Reduced attendance negatively impacted our operating margins, primarily because the decreased attendance generally had the effect of decreasing our high-margin concession revenues. In addition, other revenues, which include management fees, pre-show advertising income, family entertainment center revenues and gift card breakage income, decreased during fiscal 2011 compared to the prior year due to the fiscal 2010 change in our gift card breakage income estimate, which unfavorably impacted our fiscal 2011 operating margin comparison to the prior year. Conversely, the fact that a lower percentage of our box office revenues were attributable to our highest grossing films contributed to slightly lower film costs during fiscal 2011, partially offsetting the impact of the reduced attendance on our margins.

Early in our fiscal 2011 second quarter, we purchased a 16-screen theatre in Appleton, Wisconsin. We did not close any theatres during fiscal 2011.

Hotels and Resorts

The hotels and resorts division contributed 44.7% of our consolidated revenues and 21.3% of our consolidated operating income, excluding corporate items, during fiscal 2012, compared to 44.8% and 15.3%, respectively, during fiscal 2011 and 40.6% and 3.1%, respectively, during fiscal 2010. As of May 31, 2012, the hotels and resorts division owned and operated three full-service hotels in downtown Milwaukee, Wisconsin, a full-facility destination resort in Lake Geneva, Wisconsin and full-service hotels in Madison, Wisconsin, Kansas City, Missouri, Chicago, Illinois and Oklahoma City, Oklahoma. In addition, the hotels and resorts division managed 10 hotels, resorts and other properties for other owners. Included in the 10 managed properties are two hotels owned by joint ventures in which we have a minority interest and two condominium hotels in which we own the public space. The following table sets forth revenues, operating income, operating margin and rooms data for the hotels and resorts division for the last three fiscal years:

			Change F12 v. F11			Change F11 v. F10
	F2012	F2011	Amt.	Pct.	F2010	Amt.	Pct.
			(in millions, except percentages)
Revenues	$185.2	$168.7	$16.5	9.7%	$153.9	$14.8	9.6%
Operating income	$12.7	$6.8	$5.9	88.2%	$1.4	$5.4	369.6%
Operating margin	6.9%	4.0%			0.9%

Available rooms at fiscal year-end	F2012	F2011	F2010
Company-owned	2,520	2,520	2,520
Management contracts with joint ventures	427	427	423
Management contracts with condominium hotels	480	480	480
Management contracts with other owners	1,300	1,300	1,717
Total available rooms	4,727	4,727	5,140

Fiscal 2012 versus Fiscal 2011

Hotels and resorts division revenues, operating income and operating margin increased during fiscal 2012 compared to the prior year due to both increased occupancy percentage and average daily rate. Increases in all segments of business travel, including the individual business customer, the volume corporate business customer and the group customer, contributed to our improved results during fiscal 2012. The additional week of operations contributed approximately $2.9 million and $590,000, respectively, to our hotels and resorts division revenues and operating income during fiscal 2012.

Our operating results continued to be negatively impacted by ongoing litigation related to the Platinum Hotel & Spa. We incurred legal expenses related to various Platinum legal proceedings of approximately $1.4 million and $1.8 million, respectively, during fiscal 2012 and 2011, including costs associated with a previously disclosed adverse legal judgment received during fiscal 2011 and settled during fiscal 2012. We are hopeful that costs associated with this litigation will continue to decline during fiscal 2013.

The following table sets forth certain operating statistics, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

			Change F12 v. F11
Operating Statistics (1)	F2012	F2011	Amt.	Pct.

Occupancy percentage	72.7%	69.8%	2.9 pts	4.2%
ADR	$136.60	$129.86	$6.74	5.2%
RevPAR	$99.32	$90.67	$8.65	9.5%

(1)	These operating statistics represent averages of eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at all eight of our company-owned properties during fiscal 2012 compared to the prior year. Room demand continued to be strong and was consistent throughout the fiscal year – our RevPAR increased between 9.3% and 9.8% every quarter of fiscal 2012 compared to the same quarter during the prior year. Our RevPAR increase during fiscal 2012 compared favorably to comparable industry results. According to data received from Smith Travel Research and compiled by us in order to compare our fiscal year results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 6.6% during our fiscal 2012 – less than the increase we experienced and reported in the table above.

The lodging industry continued to recover at a steady pace after several very difficult years. In order to better understand our fiscal 2012 results compared to pre-recessionary levels, the following table compares our fiscal 2012 operating statistics to fiscal 2008 results for the same eight company-owned properties:

			Change F12 v. F08
	F2012	F2008	Amt.	Pct.

Occupancy percentage	72.7%	67.8%	4.9 pts	7.2%
ADR	$136.60	$147.22	$(10.62)	-7.2%
RevPAR	$99.32	$99.79	$(0.47)	-0.5%

As indicated by the tables above, fiscal 2012 overall occupancy rates again showed improvement over the prior year and, in fact, were at record levels for our division, significantly higher than they were prior to the recession-driven downturn in the hotel industry. However, one of the biggest challenges facing our hotels and resorts division, and the industry as a whole, has been the overall decline in ADR compared to pre-recessionary levels, as highlighted in the above comparisons to fiscal 2008. As the comparison to fiscal 2008 results indicates, our fiscal 2012 RevPAR returned to pre-recessionary levels, but our increase in occupancy percentage was offset by the fact that ADR remains below fiscal 2008 levels. This change in our RevPAR mix has the effect of limiting our ability to rapidly increase our operating margins during the recovery. Approximately 36% of the revenue increase that we experienced during fiscal 2012 and 2011 flowed through to our operating income during those years, compared to a 50% flow through that we would target during a higher ADR environment. Operating costs traditionally increase as occupancy increases, which usually negatively impacts our operating margins until we begin to also achieve improvements in our ADR.

Notwithstanding that dynamic, we reported our second consecutive year-over-year ADR increase during fiscal 2012, with all eight of our company-owned properties reporting increases in ADR during the year. Strong room demand from business travelers allowed us to reduce the number of rooms made available to alternate internet booking channels during fiscal 2012 compared to the prior year. These internet channels, used most often by the leisure customer, generally result in reduced ADR. Another positive trend was that we began to experience the ability to negotiate modest price increases with our volume corporate customers for future room nights. We hope that the recent increases we have experienced in our ADR will continue, but in order to realize ADR’s at or above pre-recession levels, we believe we will need to continue to regain the ability to increase prices for our business travelers and continue a customer mix shift away from lower priced customer segments (such as those using alternate internet booking channels).

Hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product. As a result, the hotel business has historically been a very cyclical business and these cycles have had many consistent elements over the years. The first sign of recovery in past cycles has been a slow and steady increase in occupancy rates, such as what we, as well as others in our industry, have experienced during the past two and one-half years. Historically, the cycle completes itself when ADR and margins return to pre-recession levels. We believe that the recent increases in our ADR are an indication that we have entered that next stage of the recovery cycle, although we cannot predict how long it will take for ADRs and margins to fully recover to pre-recessionary levels.

Whether the current positive trends continue depends in large part on whether the economic environment continues its gradual improvement, as we remain concerned about the fragility of the current economy as well as the uncertainty surrounding the current employment and political environment. We generally expect our favorable revenue trends to continue in future periods, although our RevPAR increases are not likely to be as great as they have been the past two years. We also are concerned about an expected increase in room supply in our important Milwaukee market, as several new hotels are being built with subsidies that we believe minimizes the underlying economics of the hotels themselves. We believe it will be important for the local community to invest in opportunities that will increase demand for the new supply that is being built over the next 12-24 months. Without additional demand, it is likely that our Milwaukee hotels will be negatively impacted to some degree by the new supply in the coming years. We expect to initiate aggressive marketing and operating strategies to try to maintain our market share under these challenging conditions. There has been minimal lodging room supply growth in our other markets, a trend we expect may continue at least in the near-term.

We have a number of potential growth opportunities in the pipeline that may impact fiscal 2013 operating results. The extent of any such impact will likely depend upon the timing and nature of the opportunity (hotel acquisition, pure management contract, management contract with equity, joint venture investment, etc.).

Fiscal 2011 versus Fiscal 2010

Hotels and resorts division revenues and operating income increased during fiscal 2011 compared to the prior year due primarily to increased occupancy, with particular strength from the leisure customer segment and some improvement in group business. Our fiscal 2011 operating income comparison to the prior year was negatively impacted by approximately $400,000 related to a fiscal 2010 change in our gift card breakage income estimate. Conversely, our fiscal 2011 operating income comparison to the prior year was favorably impacted by the fact that our fiscal 2010 operating income included a $2.6 million pre-tax non-cash impairment charge related to our 16 remaining owned condominium hotel units at our Platinum Hotel & Spa in Las Vegas, Nevada. Excluding these two unusual items during fiscal 2010, our fiscal 2011 operating income increased by $3.1 million, or 86.9%, compared to our fiscal 2010 operating income.

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

The following table sets forth certain operating statistics, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our ADR, and our total RevPAR, for company-owned properties:

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

RevPAR increased at all eight of our company-owned properties during fiscal 2011 compared to the prior year. A strong resurgence in demand resulted in an overall increase in our occupancy during fiscal 2011 compared to the prior year, with several of our recently renovated properties performing particularly well during fiscal 2011. Our RevPAR increase during fiscal 2011 compared favorably to comparable industry results. According to data received from Smith Travel Research and compiled by us in order to compare our fiscal year results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 7.7% during our fiscal 2011 – less than the increase we experienced and reported in the table above.

Our increases in overall occupancy for fiscal 2011 may have been even larger if not for the fact that one of our largest hotels benefitted from very strong group business during our fiscal 2010 fourth quarter, making comparisons to the prior year very difficult. The impact of the overall improved demand, as well as the fact that comparisons to the prior year were progressively more difficult, may be seen in the following fiscal 2011 quarterly trends in our operating statistics:

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

As indicated by the tables above, fiscal 2011 overall occupancy rates showed significant improvement over the prior year and, in fact, were even higher than they were prior to the recession-driven downturn in the hotel industry. However, one of the biggest challenges facing our hotels and resorts division, and the industry as a whole, has been the overall decline in ADR, as highlighted in the above comparisons to fiscal 2008. In the short term, we believe the trade-off between increased occupancy and lower rate was beneficial, particularly at properties like our Grand Geneva Resort & Spa where the ancillary spend by the typical guest while on-site can offset decreased ADR.

Despite these difficult industry conditions, we reported our first year-over-year ADR increases in two years during our fiscal 2011 third and fourth quarters, with five of our eight company-owned properties reporting small increases in ADR during each of those two quarters. Our leisure business continued to be our strongest customer segment during this period, but is also one of our most price-sensitive segments. The leisure segment also generally tends to use alternate internet channels of booking more frequently, which further erodes our ADR. Meanwhile, demand from the individual corporate traveler that has traditionally produced the highest ADR for our properties continued to be relatively soft. Group bookings, which we estimate have historically represented approximately 50% of our overall bookings for our company-owned portfolio of hotels, dropped to approximately 40% of our overall business during fiscal 2011 and fiscal 2010.

Financial Condition

Liquidity and Capital Resources

Our movie theatre and hotels and resorts businesses each generate significant and relatively consistent daily amounts of cash, subject to seasonality described above, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of $104 million of unused credit lines at fiscal 2012 year-end, should be adequate to support the ongoing operational liquidity needs of our businesses during fiscal 2013.

Our revolving credit agreement has slightly less than one year remaining at favorable terms (LIBOR plus 0.60% to 1.00%, based on our borrowing levels). We intend to renew this agreement during fiscal 2013 at terms yet to be determined. The majority of our long-term debt consists of senior notes with limited annual maturities in the next two years - $11.1 million and $7.1 million in fiscal 2013 and 2014, respectively. We currently have one $15.1 million mortgage note due during fiscal 2013, but we anticipate extending the maturity of the mortgage note or refinancing it before its due date. We are also in compliance with our two primary financial covenants – as of May 31, 2012, our defined debt-to-capitalization ratio was 0.42 and our fixed charge coverage ratio was 5.2, compared to limitations of 0.55 and 3.0, respectively, as specified in our revolving credit agreement. We expect to be able to meet the financial covenants contained in our revolving credit agreement during fiscal 2013.

Fiscal 2012 versus Fiscal 2011

Net cash provided by operating activities totaled $69.0 million during fiscal 2012, an increase of $7.5 million, or 12.2%, compared to $61.5 million during fiscal 2011. The increase was due primarily to improved net earnings and the favorable timing of the payment of accrued compensation and deferred compensation, partially offset by unfavorable timing of the payment of accounts payable, income taxes and other accrued liabilities.

Net cash used in investing activities during fiscal 2012 totaled $35.9 million compared to $32.9 million during fiscal 2011, an increase of $3.0 million or 9.4%. The increase in net cash used in investing activities was primarily the result of an increase in capital expenditures, partially offset by increased proceeds from disposals of property, equipment and other assets. Proceeds from the disposal of property, equipment and other assets of $4.2 million related primarily to the sale of previously owned digital projection systems to our digital cinema licensor. In accordance with accounting guidance for sale-leaseback transactions, the difference between the sale proceeds and our book value of the underlying assets resulted in a deferred gain of approximately $635,000 that we will amortize to earnings over the ten-year life of our master license agreement with our digital cinema licensor.

Total cash capital expenditures (including acquisitions and normal continuing capital maintenance projects) totaled $38.0 million during fiscal 2012 compared to $25.2 million incurred in fiscal 2011. We incurred approximately $26.2 million of capital expenditures during fiscal 2012 in our theatre division, including costs associated with the acquisition of a theatre in Franklin, Wisconsin, our up-front digital cinema contribution in conjunction with our master license agreement, costs associated with a lobby remodel at an existing theatre and expenditures related to the construction of two new Zaffiro’s Pizzeria and Bars. We incurred approximately $11.5 million of capital expenditures during fiscal 2012 in our hotels and resorts division, including costs associated with the above described renovations at our Hilton Madison and Hotel Phillips properties, as well as other maintenance capital projects at our company-owned hotels and resorts. We incurred approximately $15.9 million of capital expenditures during fiscal 2011 in our theatre division, including costs associated with the acquisition of a theatre in Appleton, Wisconsin and various remodeling and other maintenance capital projects. During fiscal 2011, we incurred approximately $9.2 million of capital expenditures in our hotels and resorts division, including costs associated with the renovations at our Hilton Milwaukee and Grand Geneva properties. Our current estimated fiscal 2013 capital expenditures, which we anticipate may be in the $65-$95 million range, are described in greater detail in the Current Plans section of this Management’s Discussion and Analysis.

Net cash used in financing activities in fiscal 2012 totaled $30.6 million, a decrease of $3.6 million, or 10.4%, compared to $34.2 million during fiscal 2011. The difference related primarily to decreased net payments of notes payable and long-term debt, partially offset by increased repurchases of our common shares. We made total principal payments on notes payable and long-term debt of $128.0 million and $73.4 million during fiscal 2012 and 2011, respectively, representing primarily the payment of current maturities of senior notes and the payment of short-term revolving credit borrowings during both years. Excess cash during both years was used to reduce our borrowings under our revolving credit agreement. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, we added $117.0 million of new debt during fiscal 2012 compared to $52.0 million of new debt added during fiscal 2011. Our total debt (including notes payable and current maturities, but excluding our capital lease obligation related to digital cinema projection systems) decreased by $11.0 million to $204.2 million at the end of fiscal 2012, compared to $215.2 million at the end of fiscal 2011. Our debt-capitalization ratio (excluding the capital lease obligation) was 0.37 at May 31, 2012, compared to 0.39 at the prior fiscal year-end. Based upon our current expectations for fiscal 2013 capital expenditure levels, we anticipate our long-term debt total and debt-capitalization ratio will increase slightly during fiscal 2013. Our actual long-term debt total and debt-capitalization ratio at the end of fiscal 2013 are dependent upon, among other things, our actual operating results, capital expenditures, potential acquisitions, asset sales proceeds and equity transactions during the year.

During fiscal 2012, we repurchased 1,077,000 of our common shares for approximately $11.4 million in conjunction with the exercise of stock options and the purchase of shares in the open market, compared to 389,000 common shares repurchased for approximately $4.2 million during fiscal 2011. As a result, as of May 31, 2012, approximately 763,000 common shares remained available for repurchase under prior repurchase authorizations. Early in our fiscal 2013 first quarter, our board of directors authorized the repurchase of up to an additional 2.0 million of our common shares. Any additional repurchases are expected to be executed in the open market, in privately negotiated transactions or pursuant to a Securities and Exchange Commission Rule 10b5-1 plan, depending upon a number of factors, including prevailing market conditions.

Fiscal 2011 versus Fiscal 2010

Net cash provided by operating activities totaled $61.5 million during fiscal 2011, an increase of $8.8 million, or 16.6%, compared to $52.7 million during fiscal 2010. The increase was due primarily to favorable timing in the payment of accounts payable and income taxes and collection of accounts and notes receivable, partially offset by reduced net earnings.

Net cash used in investing activities during fiscal 2011 totaled $32.9 million compared to $21.4 million during fiscal 2010, an increase of $11.5 million or 53.6%. The increase in net cash used in investing activities was primarily the result of an increase in restricted cash and other assets and the purchase of an additional interest in an existing joint venture during fiscal 2011 and the fact that the prior year’s net cash used in investing activities was reduced by premiums returned from split dollar life insurance policies. Capital expenditures were essentially unchanged during fiscal 2011 compared to the prior year. We had minimal proceeds from the sale of assets during fiscal 2011 and 2010.

Total cash capital expenditures (including acquisitions and normal continuing capital maintenance projects) totaled $25.2 million during fiscal 2011 compared to $25.1 million incurred in fiscal 2010. We incurred approximately $15.9 million of capital expenditures during fiscal 2011 in our theatre division, including costs associated with the acquisition of a theatre in Appleton, Wisconsin and various remodeling and other maintenance capital projects. We incurred approximately $9.2 million of capital expenditures during fiscal 2011 in our hotels and resorts division, including costs associated with the previously described renovations at our Hilton Milwaukee and Grand Geneva properties. We incurred approximately $9.4 million of capital expenditures during fiscal 2010 in our theatre division, including costs associated with a land purchase in Sun Prairie, Wisconsin, a major remodeling at our Coral Ridge, Iowa theatre and digital 3D projectors. During fiscal 2010, we incurred approximately $15.6 million of capital expenditures in our hotels and resorts division, including costs associated with renovations at our Hilton Milwaukee and Grand Geneva properties.

Net cash used in financing activities in fiscal 2011 totaled $34.2 million, an increase of $5.2 million, or 17.8%, compared to $29.0 million during fiscal 2010. The difference related primarily to increased net payments of notes payable and long-term debt and increased repurchases of our common shares. We made total principal payments on notes payable and long-term debt of $73.4 million and $96.8 million during fiscal 2011 and 2010, respectively, primarily representing the payment of current maturities of senior notes and the payment of short-term commercial paper and revolving credit borrowings during both years. Excess cash during both periods was used to reduce our borrowings under our revolving credit agreement. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, we added $52.0 million of new debt during fiscal 2011 compared to $77.9 million of new debt added during fiscal 2010. Our total debt (including notes payable and current maturities) decreased by $21.4 million to $215.2 million at the end of fiscal 2011, compared to $236.6 million at the end of fiscal 2010. Our debt-capitalization ratio was 0.39 at May 26, 2011, compared to 0.41 at the prior fiscal year-end.

During fiscal 2011, we repurchased 389,000 of our common shares for approximately $4.2 million in conjunction with the exercise of stock options and the purchase of shares in the open market. This compares to 70,000 common shares repurchased for approximately $769,000 during fiscal 2010.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

We have obligations and commitments to make future payments under debt and operating leases. The following schedule details these obligations at May 31, 2012 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$204,194	$97,918	$31,350	$23,285	$51,641
Pension obligations	25,595	906	1,934	2,183	20,572
Operating lease obligations	134,626	7,284	14,579	14,372	98,391
Construction commitments	4,341	4,341	-	-	-
Total contractual obligations	$368,756	$110,449	$47,863	$39,840	$170,604

As of May 31, 2012, we had a capital lease obligation of $35.7 million. The maximum amount we could be required to pay under this obligation is approximately $5.9 million per year until the obligation is fully satisfied. We believe the possibility of making any payments on this obligation is remote. Additional detail describing this obligation is included in Note 3 to our consolidated financial statements.

Additional detail describing our long-term debt is included in Note 4 to our consolidated financial statements.

As of May 31, 2012, we had no additional material purchase obligations other than those created in the ordinary course of business related to property and equipment, which generally have terms of less than 90 days. We also had long-term obligations related to our employee benefit plans, which are discussed in detail in Note 6 to our consolidated financial statements. We have not included uncertain tax obligations in the table of contractual obligations set forth above due to uncertainty as to the timing of any potential payments.

As of May 31, 2012, we guaranteed debt of a 50% unconsolidated joint venture. Our joint venture partner also guaranteed all of this same debt.

As of May 31, 2012, we had approximately one and one-half years remaining on a ten and one-half year office lease. During fiscal 2006, the lease was amended in order to allow us to exit the leased office space for our former limited-service lodging division. To induce the landlord to amend the lease, we guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the original lease. On June 1, 2012, the lease was amended and as a result, we now have approximately eight and one-half years remaining on our office lease.

The following schedule details our guarantee obligations at May 31, 2012 (in thousands):

		Expiration by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt guarantee obligations	$1,183	$1,183	$-	$-	$-
Lease guarantee obligations	686	451	235	-	-
Total guarantee obligations	$1,869	$1,634	$235	$-	$-

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and we manage our exposure to this market risk by monitoring available financing alternatives.

Variable interest rate debt outstanding as of May 31, 2012 was $71.0 million, carried an average interest rate of 1.1% and represented 34.8% of our total debt portfolio. Our earnings are affected by changes in short-term interest rates as a result of our borrowings under our revolving credit agreement and commercial paper.

Fixed interest rate debt totaled $133.2 million as of May 31, 2012, carried an average interest rate of 5.5% and represented 65.2% of our total debt portfolio. Fixed interest rate debt included the following: senior notes bearing interest semiannually at fixed rates ranging from 5.89% to 6.82%, maturing in fiscal 2013 through 2020; and fixed rate mortgages and other debt instruments bearing interest from 1.00% to 6.10%, maturing in 2013 through 2036. The fair value of our fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of May 31, 2012, the fair value of our $71.8 million of senior notes was approximately $70.6 million. Based upon the respective rate and prepayment provisions of our remaining fixed interest rate mortgage and unsecured term note at May 31, 2012, the carrying amounts of such debt approximated fair value as of such date.

The variable interest rate debt and fixed interest rate debt outstanding as of May 31, 2012 matures as follows (in thousands):

	F2013	F2014	F2015	F2016	F2017	Thereafter	Total
Variable interest rate	$71,000	$-	$-	$-	$-	$-	$71,000
Fixed interest rate	26,918	8,036	23,314	11,631	11,654	51,641	133,194
Total debt	$97,918	$8,036	$23,314	$11,631	$11,654	$51,641	$204,194

We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreements are recorded as adjustments to interest expense. We had no outstanding interest rate swap agreements at May 31, 2012. On March 19, 2008, we terminated an effective cash flow hedge agreement that had covered $25.0 million of borrowings and required us to pay interest at a defined fixed interest rate while receiving a defined variable interest rate based on LIBOR. The fair value of the hedge agreement on the date of the termination resulted in a liability of $567,000 ($338,000 net of tax). The remaining loss in accumulated other comprehensive loss at May 31, 2012 of $99,000 ($59,000 net of tax) will be reclassified into earnings as interest expense through April 15, 2013, the remaining life of the original hedge, as interest payments affect earnings.

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

On an on-going basis, we evaluate our estimates associated with critical accounting policies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.

•	We review long-lived assets, including fixed assets, goodwill, investments in joint ventures and receivables from joint ventures, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. In assessing the recoverability of these assets, we must make assumptions regarding the estimated future cash flows and other factors that a market participant would make to determine the fair value of the respective assets. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance and anticipated sales prices. Our estimates of undiscounted cash flows are sensitive to assumed revenue growth rates and may differ from actual cash flows due to factors such as economic conditions, changes to our business model or changes in our operating performance and anticipated sales prices. For long-lived assets other than goodwill, if the sum of the undiscounted estimated cash flows (excluding interest) is less than the current carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. During fiscal 2010, we recorded a before-tax impairment charge of $2.6 million related to our 16 remaining owned condominium hotel units at our Platinum Hotel & Spa.

•	In assessing goodwill for impairment, we utilize a two-step approach. In the first step, we compare the fair value of each reporting unit to its carrying value. During the second step, any impairment loss is determined by comparing the implied fair value of goodwill to the recorded amount of goodwill. In assessing the fair value of the reporting unit, we utilize a market approach to determine the fair value of each reporting unit. The market approach quantifies each reporting unit’s fair value based on actual revenue and/or earnings or cash flow multiples realized in similar industry transactions or multiples gathered from other external competitive data. The derived fair value is sensitive to changes in these multiples. We have determined that our reporting units are our operating segments and all of our goodwill relates to our theatre segment. The fair value of our theatre reporting unit exceeded our carrying value for fiscal 2012 and 2011 by a substantial amount.

•	We pay income taxes based on the tax statutes, regulations and case law of the various jurisdictions in which we operate. Judgment is required as to whether uncertain tax positions will be accepted by tax authorities. We are subject to tax audits in each of these jurisdictions, which may result in changes to our estimated tax expense. The amount of these changes vary by jurisdiction and would be recorded when probable and estimable. In calculating the provision for income taxes on an interim basis, we use an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period.

Accounting Changes

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU No. 2011-05). ASU No. 2011-05 amends the guidance within Accounting Standards Codification Topic 220, Comprehensive Income, to eliminate the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. ASU No. 2011-05 requires that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company early adopted ASU No. 2011-01 in fiscal 2012 and decided to present comprehensive income in two separate but consecutive statements.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of May 31, 2012. The Company’s auditors, Deloitte & Touche LLP, have issued an attestation report on our internal control over financial reporting. That attestation report is set forth in this Item 8.

Gregory S. Marcus	Douglas A. Neis
President and Chief Executive Officer	Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Marcus Corporation

We have audited the internal control over financial reporting of The Marcus Corporation (the “Company”) as of May 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended May 31, 2012 of the Company and our report dated August 14, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
August 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Marcus Corporation

We have audited the accompanying consolidated balance sheets of The Marcus Corporation and subsidiaries (the “Company”) as of May 31, 2012 and May 26, 2011, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of May 31, 2012 and May 26, 2011, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 14, 2012 and expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
August 14, 2012

THE MARCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 31, 2012	May 26, 2011
Assets
Current assets:
Cash and cash equivalents (Note 1)	$6,020	$3,580
Restricted cash (Note 1)	6,382	5,310
Accounts and notes receivable, net of reserves (Notes 3 and 9)	8,467	8,083
Refundable income taxes	2,950	2,629
Deferred income taxes (Note 7)	2,797	2,512
Other current assets (Note 1)	7,020	10,043
Total current assets	33,636	32,157

Property and equipment, net (Note 3)	614,645	577,697

Other assets:
Investments in joint ventures (Note 9)	2,621	2,921
Goodwill (Note 1)	44,135	44,274
Condominium units (Note 2)	3,508	3,508
Other (Note 3)	34,466	33,889
Total other assets	84,730	84,592
Total assets	$733,011	$694,446

Liabilities and shareholders’ equity
Current liabilities:
Notes payable (Note 9)	$–	$221
Accounts payable	18,945	20,721
Taxes other than income taxes	13,110	12,240
Accrued compensation	12,098	5,590
Other accrued liabilities	25,004	26,652
Current portion of capital lease obligation (Note 3)	4,189	–
Current maturities of long-term debt (Note 4)	97,918	17,770
Total current liabilities	171,264	83,194

CAPITAL LEASE OBLIGATION (Note 3)	31,489	–

Long-term debt (Note 4)	106,276	197,232

Deferred income taxes (Note 7)	44,372	44,125

Deferred compensation and other (Note 6)	35,821	30,415

commitments, license rights and contingencies (Note 8)

Shareholders’ equity (Note 5):
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	–	–
Common Stock:
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,372,198 shares in 2012 and 22,356,196 shares in 2011	22,372	22,356
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,817,315 shares in 2012 and 8,833,317 shares in 2011	8,818	8,834
Capital in excess of par	50,836	49,437
Retained earnings	296,644	283,617
Accumulated other comprehensive loss	(4,139)	(2,565)
	374,531	361,679
Less cost of Common Stock in treasury (2,298,904 shares in 2012 and 1,453,167 shares in 2011)	(30,742)	(22,199)
Total shareholders’ equity	343,789	339,480
Total liabilities and shareholders’ equity	$733,011	$694,446

See accompanying notes.

The Marcus Corporation

Consolidated Statements of EARNINGS

(in thousands, except per share data)

	Year Ended
	May 31,	May 26,	May 27,
	2012	2011	2010
Revenues:
Theatre admissions	$142,103	$132,543	$142,675
Rooms	94,890	85,306	77,512
Theatre concessions	74,478	64,275	67,837
Food and beverage	54,465	49,880	44,992
Other revenues	47,962	45,000	46,053
Total revenues	413,898	377,004	379,069

Costs and expenses:
Theatre operations	119,009	113,391	121,631
Rooms	35,896	33,103	30,987
Theatre concessions	18,447	15,817	16,924
Food and beverage	41,022	38,140	35,645
Advertising and marketing	22,551	20,666	19,643
Administrative	43,825	38,681	36,836
Depreciation and amortization	34,525	33,523	32,312
Rent (Note 8)	8,247	8,328	7,895
Property taxes	13,106	12,882	13,469
Other operating expenses	30,755	28,976	24,949
Impairment charge (Note 2)	-	-	2,575
Total costs and expenses	367,383	343,507	342,866

OPERATING INCOME	46,515	33,497	36,203

OTHER INCOME (EXPENSE):
Investment income (loss)	1,155	(365)	607
Interest expense	(9,272)	(10,362)	(11,235)
Loss on disposition of property, equipment and other assets	(759)	(1,502)	(25)
Equity earnings (losses) from unconsolidated joint ventures, net (Note 9)	(200)	545	(337)
	(9,076)	(11,684)	(10,990)
Earnings before income taxes	37,439	21,813	25,213
Income taxes (Note 7)	14,705	8,255	9,098
NET EARNINGS	$22,734	$13,558	$16,115

net earnings per share – BASIC:
Common Stock	$0.80	$0.47	$0.56
Class B Common Stock	0.73	0.43	0.50

net earnings per share – DILUTED:
Common Stock	$0.78	$0.46	$0.54
Class B Common Stock	0.73	0.43	0.50

See accompanying notes.

The Marcus Corporation

Consolidated Statements of COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	May 31,	May 26,	May 27,
	2012	2011	2010

Net earnings	$22,734	$13,558	$16,115

Other comprehensive income (loss), net of tax:
Change in unrealized gain on available for sale investments	(109)	20	(18)
Pension adjustment	(1,533)	(121)	(386)
Amortization of loss on swap agreement (Note 4)	68	68	68
Change in fair value of interest rate swap	-	293	292
Other comprehensive income (loss)	(1,574)	260	(44)
Comprehensive income	$21,160	$13,818	$16,071

See accompanying notes.

The Marcus Corporation

Consolidated Statements of Shareholders’ Equity

(in thousands, except per share data)

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCES AT MAY 28, 2009	$22,330	$8,860	$47,649	$273,637	$(2,781)	$(22,255)	$327,440
Cash dividends:
$.31 per share Class B Common Stock	–	–	–	(2,737)	–	–	(2,737)
$.34 per share Common Stock	–	–	–	(7,146)	–	–	(7,146)
Exercise of stock options	–	–	(209)	–	–	549	340
Purchase of treasury stock	–	–	–	–	–	(769)	(769)
Savings and profit-sharing contribution	–	–	(160)	–	–	908	748
Reissuance of treasury stock	–	–	(67)	–	–	304	237
Issuance of non-vested stock	–	–	(161)	–	–	161	–
Share-based compensation	–	–	1,607	–	–	–	1,607
Other	–	–	5	–	–	–	5
Conversions of Class B Common Stock	5	(5)	–	–	–	–	–
Comprehensive income	–	–	–	16,115	(44)	–	16,071
BALANCES AT MAY 27, 2010	22,335	8,855	48,664	279,869	(2,825)	(21,102)	335,796
Cash dividends:
$.31 per share Class B Common Stock	–	–	–	(2,733)	–	–	(2,733)
$.34 per share Common Stock	–	–	–	(7,077)	–	–	(7,077)
Exercise of stock options	–	–	(486)	–	–	1,534	1,048
Purchase of treasury stock	–	–	–	–	–	(4,220)	(4,220)
Savings and profit-sharing contribution	–	–	(320)	–	–	1,075	755
Reissuance of treasury stock	–	–	(53)	–	–	285	232
Issuance of non-vested stock	–	–	(229)	–	–	229	–
Share-based compensation	–	–	1,795	–	–	–	1,795
Other	–	–	66	–	–	–	66
Conversions of Class B Common Stock	21	(21)	–	–	–	–	–
Comprehensive income	–	–	–	13,558	260	–	13,818
BALANCES AT MAY 26, 2011	22,356	8,834	49,437	283,617	(2,565)	(22,199)	339,480
Cash dividends:
$.31 per share Class B Common Stock	–	–	–	(2,729)	–	–	(2,729)
$.34 per share Common Stock	–	–	–	(6,978)	–	–	(6,978)
Exercise of stock options	–	–	(185)	–	–	1,469	1,284
Purchase of treasury stock	–	–	–	–	–	(11,433)	(11,433)
Savings and profit-sharing contribution	–	–	(117)	–	–	855	738
Reissuance of treasury stock	–	–	(55)	–	–	299	244
Issuance of non-vested stock	–	–	(267)	–	–	267	–
Share-based compensation	–	–	2,010	–	–	–	2,010
Other	–	–	13	–	–	–	13
Conversions of Class B Common Stock	16	(16)	–	–	–	–	–
Comprehensive income	–	–	–	22,734	(1,574)	–	21,160
BALANCES AT MAY 31, 2012	$22,372	$8,818	$50,836	$296,644	$(4,139)	$(30,742)	$343,789

See accompanying notes.

The Marcus Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	May 31,	May 26,	May 27,
	2012	2011	2010
Operating activities
Net earnings	$22,734	$13,558	$16,115
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses (earnings) on loans to and investments in joint ventures	200	(545)	337
Distributions from joint ventures	254	–	–
Loss on disposition of property, equipment and other assets	759	750	428
Loss (gain) on sale of condominium units	–	752	(403)
Gain on available for sale securities	(676)	–	–
Impairment charge	–	–	2,575
Amortization of loss on swap agreement	113	113	113
Amortization of favorable lease right	334	334	334
Depreciation and amortization	34,525	33,523	32,312
Stock compensation expense	2,010	1,795	1,607
Deferred income taxes	1,150	5,093	7,812
Deferred compensation and other	1,610	(1,404)	634
Contribution of the Company’s stock to savings and profit-sharing plan	738	755	748
Changes in operating assets and liabilities:
Accounts and notes receivable	(185)	2,242	(453)
Other current assets	3,023	(3,387)	466
Accounts payable	(2,887)	871	(2,217)
Income taxes	(308)	4,257	(7,611)
Taxes other than income taxes	870	(349)	(426)
Accrued compensation	6,508	552	373
Other accrued liabilities	(1,744)	2,592	(4)
Total adjustments	46,294	47,944	36,625
Net cash provided by operating activities	69,028	61,502	52,740

Investing activities
Capital expenditures and purchase of theatre	(38,017)	(25,186)	(25,082)
Proceeds from disposals of property, equipment and other assets	4,187	34	766
Proceeds from sale of available for sale securities	785	–	–
Increase in restricted cash	(1,072)	(5,310)	–
Increase in condominium units and other assets	(1,775)	(1,366)	(893)
Premiums returned from split dollar life insurance policies	–	–	3,820
Capital contribution in joint venture	–	(906)	–
Cash advanced to joint ventures	(55)	(129)	–
Net cash used in investing activities	(35,947)	(32,863)	(21,389)

Financing activities
Debt transactions:
Proceeds from issuance of notes payable and long-term debt	117,000	52,000	77,895
Principal payments on notes payable and long-term debt	(128,029)	(73,441)	(96,835)
Equity transactions:
Treasury stock transactions, except for stock options	(11,189)	(3,988)	(532)
Exercise of stock options	1,284	1,048	340
Dividends paid	(9,707)	(9,810)	(9,883)
Net cash used in financing activities	(30,641)	(34,191)	(29,015)
Net increase (decrease) in cash and cash equivalents	2,440	(5,552)	2,336
Cash and cash equivalents at beginning of year	3,580	9,132	6,796
Cash and cash equivalents at end of year	$6,020	$3,580	$9,132

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

Principles of Consolidation – The consolidated financial statements include the accounts of The Marcus Corporation and all of its subsidiaries, including a joint venture in which the Company has an ownership interest greater than 50% and a 50% owned joint venture entity in which the Company has a controlling financial interest. Investments in affiliates which are 50% or less owned by the Company for which the Company exercises significant influence or for which the affiliate maintains separate equity accounts are accounted for on the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year – The Company reports on a 52/53-week year ending the last Thursday of May. Fiscal 2012 was a 53-week year and fiscal 2011 and fiscal 2010 were 52-week years.

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

Restricted Cash – Restricted cash consists of bank accounts related to capital expenditure reserve funds, sinking funds, operating reserves and replacement reserves. Restricted cash is not considered cash and cash equivalents for purposes of the statement of cash flows, and the current year’s balance sheet presentation has been expanded to separately present restricted cash. In the prior year, restricted cash was excluded from cash and cash equivalents for purposes of the statement of cash flows and was separately disclosed in the notes to the financial statements, but had been combined with cash and cash equivalents for presentation on the consolidated balance sheet.

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

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At May 31, 2012 and May 26, 2011, the Company’s $78,000 and $372,000, respectively, of available for sale securities were valued using Level 1 pricing inputs.

Level 2 – Assets or liabilities for which fair value is based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date. At May 31, 2012 and May 26, 2011, none of the Company’s recorded assets or liabilities were valued using Level 2 pricing inputs.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At May 31, 2012, none of the Company’s recorded assets or liabilities were valued using Level 3 pricing inputs.

The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts and notes payable) approximates fair value. The fair value of the Company’s $71,753,000 of senior notes, valued using Level 2 pricing inputs, is approximately $70,610,000 at May 31, 2012, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The fair value of certain mortgage notes is not estimable due to the unique nature of the agreements. The carrying amounts of the Company’s remaining long-term debt approximate their fair values.

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

Inventory – Inventories are stated at the lower of cost or market. Cost has been determined using the first-in, first-out method. Inventories of $2,553,000 and $2,428,000 as of May 31, 2012 and May 26, 2011, respectively, were included in other current assets.

Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. For the purpose of determining fair value, defined as the amount at which an asset or group of assets could be bought or sold in a current transaction between willing parties, the Company utilizes currently available market valuations of similar assets in its respective industries, often expressed as a given multiple of operating cash flow. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of May 31, 2012, May 26, 2011, and May 27, 2010, and determined that there was no impact on the Company’s results of operations, other than the impairment charge discussed in Note 2.

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

Goodwill – The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performed an annual impairment test as of the Company’s year-end date in fiscal 2012, 2011, and 2010 and determined that the fair value of the reporting unit as determined using a market approach, exceeded its carrying value and therefore, no impairment existed. The Company has determined that its reporting units are its operating segments and all the Company’s goodwill, which represents the excess of the acquisition cost over the fair value of the assets acquired, relates to its Theatres segment. Goodwill decreased by $139,000 in both fiscal 2012 and fiscal 2011 due entirely to deferred tax adjustments related to an excess of tax basis goodwill over goodwill reported for book purposes.

Capitalization of Interest – The Company capitalizes interest during construction periods by adding such interest to the cost of constructed assets. Interest of approximately $75,000, $90,000, and $278,000, was capitalized in fiscal 2012, 2011, and 2010, respectively.

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

Revenue Recognition – The Company recognizes revenue from its rooms as earned on the close of business each day. Revenues from theatre admissions, concessions and food and beverage sales are recognized at the time of sale. Revenues from advanced ticket and gift certificate sales are recorded as deferred revenue and are recognized when tickets or gift certificates are redeemed. The Company had deferred revenue of $13,028,000 and $11,969,000, which is included in other accrued liabilities as of May 31, 2012 and May 26, 2011, respectively. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. During fiscal 2010, the Company determined that it had sufficient historical data to support a change in estimate related to its gift card liabilities and recognized $3,157,000 of gift card breakage income, of which $2,404,000 related to periods prior to fiscal 2010. Gift card breakage income is recorded in other revenues in the consolidated statements of earnings.

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

The Company assesses income tax positions and records tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. See Note 7 — Income Taxes.

Depreciation and Amortization – Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the following estimated useful lives or any related lease terms:

Years
Land improvements	15 – 39
Buildings and improvements	25 – 39
Leasehold improvements	3 – 40
Furniture, fixtures and equipment	3 – 20

Earning Per Share – Net earnings per share (EPS) of Common Stock and Class B Common Stock is computed using the two class method. Basic net earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted net earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options using the treasury method. Convertible Class B Common Stock is reflected on an if-converted basis. The computation of the diluted net earnings per share of Common Stock assumes the conversion of Class B Common Stock, while the diluted net earnings per share of Class B Common Stock does not assume the conversion of those shares.

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

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Year Ended
	May 31, 2012	May 26, 2011	May 27, 2010
	(in thousands, except per share data)
Numerator:
Net earnings	$22,734	$13,558	$16,115

Denominator:
Denominator for basic EPS	29,256	29,559	29,791
Effect of dilutive employee stock options and non-vested stock	52	98	119
Denominator for diluted EPS	29,308	29,657	29,910

Net earnings per share – Basic:
Common Stock	$0.80	$0.47	$0.56
Class B Common Stock	$0.73	$0.43	$0.50
Net earnings per share– Diluted:
Common Stock	$0.78	$0.46	$0.54
Class B Common Stock	$0.73	$0.43	$0.50

Options to purchase 1,508,000 shares, 1,560,725 shares, and 1,288,141 shares of common stock at prices ranging from $11.89 to $23.37, $11.89 to $23.37, and $12.73 to $23.37 per share were outstanding at May 31, 2012, May 26, 2011, and May 27, 2010, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	May 31, 2012	May 26, 2011
	(in thousands)
Unrealized gain (loss) on available for sale investments	$(8)	$101
Unrecognized loss on terminated interest rate swap agreement	(58)	(126)
Net unrecognized actuarial loss for pension obligation	(4,073)	(2,540)
	$(4,139)	$(2,565)

Concentration of Risk – As of May 31, 2012, 12% of the Company’s employees were covered by a collective bargaining agreement, of which 1% are covered by an agreement that will expire in one year.

New Accounting Pronouncements – In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU No. 2011-05). ASU No. 2011-05 amends the guidance within Accounting Standards Codification Topic 220, Comprehensive Income, to eliminate the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. ASU No. 2011-05 requires that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company early adopted ASU No. 2011-01 in fiscal 2012 and decided to present comprehensive income in two separate but consecutive statements.

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

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

3. Additional Balance Sheet Information

The composition of accounts and notes receivable is as follows:

	May 31, 2012	May 26, 2011
	(in thousands)
Trade receivables, net of allowances of $1,066 and $880, respectively	$4,193	$3,807
Current notes receivable for interval ownership	116	283
Other receivables	4,158	3,993
	$8,467	$8,083

In fiscal 2009, the Company recorded a $1,292,000 allowance for other receivables related to funds advanced to owners of managed properties. In fiscal 2011, the related receivables was written off against the allowance.

The composition of property and equipment, which is stated at cost, is as follows:

	May 31, 2012	May 26, 2011
	(in thousands)
Land and improvements	$97,253	$94,772
Buildings and improvements	543,278	532,789
Leasehold improvements	61,415	61,395
Furniture, fixtures and equipment	247,551	220,559
Construction in progress	3,951	3,300
	953,448	912,815
Less accumulated depreciation and amortization	338,803	335,118
	$614,645	$577,697

The composition of other assets is as follows:

	May 31, 2012	May 26, 2011
	(in thousands)
Favorable lease right	$11,016	$11,350
Long-term notes receivable for interval ownership, net	122	320
Split dollar life insurance policies	11,334	10,365
Other assets	11,994	11,854
	$34,466	$33,889

The Company’s long-term notes receivable for interval ownership are net of a reserve for uncollectible amounts of $1,000 and $92,000 as of May 31, 2012 and May 26, 2011, respectively. The outstanding notes bear fixed-rate interest between 14.9% and 15.9% over the seven-year or ten-year terms of the loans. The weighted-average rate of interest on outstanding notes receivable for interval ownership is 15.4%. The notes are collateralized by the underlying vacation intervals.

The Company’s $13,353,000 favorable lease right is being amortized over the expected term of the underlying lease of 40 years and is expected to result in amortization of $334,000 in each of the five succeeding fiscal years. Accumulated amortization of the favorable lease right was $2,337,000, $2,003,000, and $1,669,000 as of May 31, 2012, May 26, 2011, and May 27, 2010, respectively.

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

3. Additional Balance Sheet Information (continued)

Capital Lease Obligation - During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp. (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. Upon completion of the deployment, 618 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2, including 64 previously installed systems that the Company sold to CDF2 and licensed back. Based upon the terms of the master licensing agreement, this arrangement is considered a capital lease for accounting purposes and, therefore, Accounting Standards Codification No. 840 – Leases applies. The Company recognized a deferred gain of approximately $635,000 in conjunction with the sale-leaseback of the previously deployed systems, which is being amortized over the 10-year life of the master licensing agreement. Included in furniture, fixtures and equipment is $43,878,000 related to the digital systems as of May 31, 2012, which is being amortized over the 10-year term of the master licensing agreement.

Under the terms of the master licensing agreement, the Company made an initial one-time payment to CDF2. The Company expects that the balance of CDF2’s costs to deploy the systems will be covered primarily through the payment of virtual print fees (VPF’s) from film distributors to CDF2 each time a digital movie is booked on one of the systems deployed on a Company screen. The Company agreed to make an average number of bookings of eligible digital movies on each screen on which a licensed system has been deployed to provide for a minimum level of VPF’s paid by distributors (standard booking commitment) to CDF2. To the extent the VPF’s paid by distributors are less than the standard booking commitment, the Company must make a shortfall payment to CDF2. Based upon the Company’s historical booking patterns, the Company does not expect to make any shortfall payments during the life of the agreement. ASC No. 840 requires that the Company consider the entire amount of the standard booking commitment minimum lease payments for purposes of determining the capital lease obligation. The maximum amount per year that the Company could be required to pay is approximately $5,933,000 until the obligation is fully satisfied.

The Company recognized a capital lease obligation of $38,440,000 related to this standard booking commitment during its fiscal 2012 second quarter. The obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company's expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $4,189,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

4. Long-Term Debt

Long-term debt is summarized as follows:

	May 31, 2012	May 26, 2011
	(in thousands, except payment data)
Mortgage notes	$57,207	$58,419
Senior notes	71,753	88,130
Unsecured term note due February 2025, with monthly principal and interest payments of $39,110, bearing interest at 5.75%	4,234	4,453
Revolving credit agreement	71,000	64,000
	204,194	215,002
Less current maturities	97,918	17,770
	$106,276	$197,232

The mortgage notes, both fixed rate and adjustable, bear interest from 1.0% to 6.1% at May 31, 2012, and mature in fiscal years 2013 through 2036. The mortgage notes are secured by the related land, buildings and equipment. Certain notes maturing in fiscal 2036 with a balance of $9,753,000 as of May 31, 2012, may be forgiven in fiscal 2013 under certain circumstances. Certain notes maturing in fiscal 2013 with a balance of $10,654,000 as of May 31, 2012, are classified as long-term debt due to an existing agreement to refinance the notes in fiscal 2013, extending the maturity date to fiscal 2043. A note maturing in fiscal 2013 with a balance of $15,093,000 as of May 31, 2012, is expected to be refinanced in fiscal 2013, at which time the note would be classified as long-term debt.

The $71,753,000 of senior notes maturing in 2013 through 2020 require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 5.89% to 6.82%, with a weighted-average fixed rate of 6.47% and 6.56% at May 31, 2012 and May 26, 2011, respectively.

The Company has the ability to issue commercial paper through an agreement with a bank, up to a maximum of $35,000,000. The agreement requires the Company to maintain unused bank lines of credit at least equal to the principal amount of outstanding commercial paper.

At May 31, 2012, the Company had a credit line totaling $175,000,000 in place. There were borrowings of $71,000,000 outstanding on the line bearing interest at LIBOR plus a margin which adjusts based on the Company’s borrowing levels, effectively 1.05% at May 31, 2012. This agreement matures in April 2013 and requires an annual facility fee of 0.20% on the total commitment. Based on borrowings and commercial paper outstanding, availability under the line at May 31, 2012, totaled $104,000,000. It is the Company’s intent to refinance this agreement in fiscal 2013 at which time these borrowings would be classified as long-term debt.

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

4. Long-Term Debt (continued)

The Company’s loan agreements include, among other covenants, maintenance of certain financial ratios, including a debt-to-capitalization ratio and a fixed charge coverage ratio. The Company is in compliance with all debt covenants at May 31, 2012.

Scheduled annual principal payments on long-term debt for the years subsequent to May 31, 2012, are:

Fiscal Year	(in thousands)

2013	$97,918
2014	8,036
2015	23,314
2016	11,631
2017	11,654
Thereafter	51,641
$204,194

Interest paid, net of amounts capitalized, in fiscal 2012, 2011, and 2010 totaled $9,177,000, $10,221,000, and $11,181,000, respectively.

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

From February 1, 2008 through February 1, 2011, the Company had an interest rate swap agreement covering $25,170,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.24% while receiving interest at a defined variable rate of one-month LIBOR. The Company recognizes derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement was considered effective and qualified as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. In fiscal 2011, the interest rate swap was considered effective and had no effect on earnings. The increase in fair value of the interest rate swap of $488,000 ($293,000 net of tax), and $474,000 ($292,000 net of tax), was included in other comprehensive loss in fiscal 2011 and 2010, respectively. The notional amount of the swap was $25,170,000 throughout the life of the swap.

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

4. Long-Term Debt (continued)

On February 29, 2008, the Company also entered into an interest rate swap agreement covering $25,000,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.49% while receiving interest at a defined variable rate of three-month LIBOR. The interest rate swap agreement was considered effective and qualified as a cash flow hedge. On March 19, 2008, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $567,000 ($338,000 net of tax). In fiscal 2012, 2011 and 2010, the Company reclassified $113,000 ($68,000 net of tax) from accumulated other comprehensive loss to interest expense. The remaining loss at May 31, 2012, in accumulated other comprehensive loss will be reclassified into earnings as interest expense through April 15, 2013, the remaining life of the original hedge. The Company expects to reclassify approximately $99,000 ($58,000 net of tax) of loss into earnings in fiscal 2013.

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

Through May 31, 2012, the Company’s Board of Directors has approved the repurchase of up to 6,687,000 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options and for savings and profit-sharing plan contributions. The Company purchased 1,077,314, 388,705, and 70,081 shares pursuant to these authorizations during fiscal 2012, 2011, and 2010, respectively. At May 31, 2012, there were 763,077 shares available for repurchase under these authorizations. On July 18, 2012, the Company’s Board of Directors approved the repurchase of up to an additional 2,000,000 shares of Common Stock.

The Company’s Board of Directors has authorized the issuance of up to 750,000 shares of Common Stock for The Marcus Corporation Dividend Reinvestment and Associate Stock Purchase Plan. At May 31, 2012, there were 514,072 shares available under this authorization.

Shareholders have approved the issuance of up to 4,937,500 shares of Common Stock under various equity incentive plans. Options granted under the plans to employees generally become exercisable 40% after two years, 60% after three years, 80% after four years and 100% after five years of the date of grant. The options generally expire ten years from the date of grant as long as the optionee is still employed with the Company.

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

5. Shareholders’ Equity and Stock-Based Compensation (continued)

Awarded shares of non-vested stock cumulatively vest either 25% after three years of the grant date, 50% after five years of the grant date, 75% after ten years of the grant date and 100% upon retirement, or 50% after three years of the grant date and 100% after five years of the grant date, depending on the date of grant. The non-vested stock may not be sold, transferred, pledged or assigned, except as provided by the vesting schedule included in the Company’s equity incentive plan. During the period of restriction, the holder of the non-vested stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock. Non-vested stock awards and shares issued upon option exercises are issued from previously acquired treasury shares. At May 31, 2012, there were 1,779,827 shares available for grants of additional stock options, non-vested stock and other types of equity awards under the current plan.

Stock-based compensation, including stock options and non-vested stock awards, is expensed over the vesting period of the awards based on the grant date fair value.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions used for awards granted during fiscal 2012, 2011, and 2010:

	Year Ended May 31, 2012	Year Ended May 26, 2011	Year Ended May 27, 2010

Risk-free interest rate	0.96 – 2.69%	1.4 – 2.8%	2.2 – 3.5%
Dividend yield	2.9%	2.8%	2.7%
Volatility	48–63%	49–61%	49-59%
Expected life	4–9 years	4–9 years	4-9 years

Total pre-tax stock-based compensation expense was $2,010,000, $1,795,000, and $1,607,000 in fiscal 2012, 2011, 2010, respectively. The recognized tax benefit on stock-based compensation was $337,000, $399,000, and $287,000 in fiscal 2012, 2011, and 2010, respectively.

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

5. Shareholders’ Equity and Stock-Based Compensation (continued)

A summary of the Company’s stock option activity and related information follows:

	May 31, 2012		May 26, 2011		May 27, 2010
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
	(options in thousands)
Outstanding at beginning of year	1,873	$14.31	1,729	$14.33	1,500	$14.37
Granted	328	10.00	314	11.87	298	13.31
Exercised	(121)	10.61	(120)	8.71	(38)	8.92
Forfeited	(74)	11.98	(50)	13.31	(30)	13.35
Outstanding at end of year	2,006	$13.91	1,873	$14.31	1,730	$14.33
Exercisable at end of year	1,122	$15.13	999	$14.46	907	$13.08
Weighted-average fair value of options granted during year		$3.96		$4.85		$5.56

Exercise prices for options outstanding as of May 31, 2012, ranged from $8.52 to $23.37. The weighted-average remaining contractual life of those options is 5.8 years. The weighted-average remaining contractual life of options currently exercisable is 4.2 years. There were 1,979,000 options outstanding, vested and expected to vest as of May 31, 2012 with a weighted-average exercise price of $13.95 and an intrinsic value of $1,957,000. Additional information related to these options segregated by exercise price range is as follows:

	Exercise Price Range
	$8.52 to $12.71	$12.72 to $17.73	$17.74 to $23.37
	(options in thousands)

Options outstanding	767	900	339
Weighted-average exercise price of options outstanding	$10.79	$14.22	$20.14
Weighted-average remaining contractual life of options outstanding	6.8	5.4	4.7
Options exercisable	205	612	305
Weighted-average exercise price of options exercisable	$10.54	$14.19	$20.11

The intrinsic value of options outstanding at May 31, 2012 was $2,014,000 and the intrinsic value of options exercisable at May 31, 2012, was $639,000. The intrinsic value of options exercised was $174,000, $311,000, and $93,000 during fiscal 2012, 2011, and 2010, respectively. As of May 31, 2012, total remaining unearned compensation cost related to stock options was $2,820,000, which will be amortized to expense over the remaining service period of five years.

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

5. Shareholders’ Equity and Stock-Based Compensation (continued)

A summary of the Company’s non-vested stock activity and related information follows:

	May 31, 2012		May 26, 2011		May 27, 2010
	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value
	(shares in thousands)
Outstanding at beginning of year	94	$14.55	73	$16.00	75	$19.07
Granted	24	10.98	23	10.42	22	10.36
Vested	(32)	17.57	(2)	20.26	(24)	20.37
Forfeited	-	-	-	-	-	-
Outstanding at end of year	86	$12.37	94	$14.55	73	$16.00

The Company expenses awards of non-vested stock based on the fair value of the Company’s common stock at the date of grant. As of May 31, 2012, total remaining unearned compensation related to non-vested stock was $536,000, which will be amortized over the weighted-average remaining service period of 5.5 years.

6. Employee Benefit Plans

The Company has a qualified profit-sharing savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides for a contribution of a minimum of 1% of defined compensation for all plan participants and matching of 25% of employee contributions up to 6% of defined compensation. In addition, the Company may make additional discretionary contributions. During fiscal 2012, 2011, and 2010, the 1% and the discretionary contributions were made with the Company’s common stock. The Company also sponsors unfunded, nonqualified, defined-benefit and deferred compensation plans. The Company’s unfunded, nonqualified defined-benefit plan was amended effective January 1, 2009 to include two components. The first component applies to certain participants and continues to provide the same nonqualified pension benefits as were provided prior to the amendment. The second component applies to all other participants and provides an account-based supplemental retirement benefit. Pension and profit-sharing expense for all plans was $3,078,000, $2,988,000, and $2,921,000 for fiscal 2012, 2011, and 2010, respectively.

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

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

6. Employee Benefit Plans (continued)

The status of the Company’s unfunded nonqualified, defined-benefit and account-based retirement plan based on the respective May 31, 2012 and May 26, 2011 measurement dates is as follows:

	May 31, 2012	May 26, 2011
	(in thousands)
Change in benefit obligation:
Net benefit obligation at beginning of year	$22,010	$20,763
Service cost	627	598
Interest cost	1,178	1,195
Actuarial loss	2,674	296
Benefits paid	(894)	(842)
Net benefit obligation at end of year	$25,595	$22,010

Amounts recognized in the statement of financial position consist of:
Current accrued benefit liability	$(906)	$(834)
Noncurrent accrued benefit liability	(24,689)	(21,176)
Total	(25,595)	(22,010)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	7,756	5,281
Prior service credit	(990)	(1,067)
Total	$6,766	$4,214

	Year Ended
	May 31, 2012	May 26, 2011	May 27, 2010
	(in thousands)
Net periodic pension cost:
Service cost	$627	$598	$505
Interest cost	1,178	1,195	1,264
Net amortization of prior service cost, transition obligation and actuarial loss	121	108	88
	$1,926	$1,901	$1,857

The $4,073,000 loss, net of tax, included in accumulated other comprehensive loss at May 31, 2012, consists of the $4,669,000 net actuarial loss, net of tax, and the $596,000 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost. The $2,541,000 loss, net of tax, included in accumulated other comprehensive loss at May 26, 2011, consists of a $3,184,000 net actuarial loss, net of tax, and a $643,000 unrecognized prior service credit, net of tax.

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

6. Employee Benefit Plans (continued)

The accumulated benefit obligation was $21,382,000 and $17,075,000 as of May 31, 2012 and May 26, 2011, respectively.

The pre-tax change in the benefit obligation recognized in other comprehensive loss during fiscal 2012 consisted of the current year net actuarial loss of $2,674,000, the amortization of the net actuarial loss of $199,000 and the amortization of the prior service credit of $78,000. The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2013 is $286,000 and relates to the actuarial loss and the prior service credit.

The benefit obligations were determined using an assumed weighted-average discount rate of 4.25% in fiscal 2012 and 5.3% in fiscal 2011, and an annual salary rate increase of 4.0% in fiscal 2012 and 5.0% in fiscal 2011.

The net periodic benefit cost was determined using an assumed discount rate of 5.3% in fiscal 2012, 5.7% in fiscal 2011 and 6.6% in fiscal 2010, and an annual salary rate increase of 5.0% for all three years.

Benefit payments expected to be paid subsequent to May 31, 2012, are:

Fiscal Year	(in thousands)
2013	906
2014	916
2015	1,018
2016	1,089
2017	1,094
Years 2018 – 2022	5,594

7. Income Taxes

The components of the net deferred tax liability are as follows:

	May 31, 2012	May 26, 2011
	(in thousands)
Current deferred income tax assets:
Accrued employee benefits	$811	$617
Other	1,986	1,895
Net current deferred tax assets	$2,797	$2,512

Noncurrent deferred income tax (liabilities) assets:
Depreciation and amortization	$(58,100)	$(56,221)
Accrued employee benefits	12,607	10,813
Other	1,121	1,283
Net noncurrent deferred tax liabilities	$(44,372)	$(44,125)

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

7. Income Taxes (continued)

Income tax expense consists of the following:

	Year Ended
	May 31, 2012	May 26, 2011	May 27, 2010
	(in thousands)
Current:
Federal	$10,617	$3,407	$86
State	3,082	(58)	1,373
Deferred:
Federal	1,325	3,264	6,982
State	(319)	1,642	657
	$14,705	$8,255	$9,098

A reconciliation of the statutory federal tax rate to the effective tax rate follows:

	Year Ended
	May 31, 2012	May 26, 2011	May 27, 2010
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.8	4.8	5.2
Unrecognized tax benefits and related interest	(1.1)	-	(4.2)
Other	0.6	(2.0)	0.1
	39.3%	37.8%	36.1%

Net income taxes paid (refunds received) in fiscal 2012, 2011, and 2010 totaled $14,496,000, $(1,330,000), and $9,883,000, respectively.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefit are as follows:

	Year Ended
	May 31, 2012	May 26, 2011	May 27, 2010
	(in thousands)
Balance at beginning of year	$2,543	$2,623	$4,118
Increases due to:
Tax positions taken in prior years	1,535	-	-
Tax positions taken in current year	-	-	-
Decreases due to:
Tax positions taken in prior years	-	(66)	(1,437)
Settlements with taxing authorities	(2,301)	-	-
Lapse of applicable statute of limitations	(163)	(14)	(58)
Balance at end of year	$1,614	$2,543	$2,623

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

7. Income Taxes (continued)

The Company’s total unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate were $52,000, $157,000, and $166,000 as of May 31, 2012, May 26, 2011, and May 27, 2010, respectively. At May 31, 2012, the Company had accrued interest and penalties of $355,000 and no penalties, respectively, compared to accrued interest and penalties of $369,000 and $436,000, respectively, at May 26, 2011. The company classifies interest and penalties relating to income taxes as income tax expense. For the year ended May 31, 2012, $44,000 of interest and $(436,000) of penalties were recognized in the statement of earnings compared to $(39,000) of interest and no penalties for the year ended May 26, 2011 and $(344,000) of interest and $436,000 of penalties for the year ended May 27, 2010.

At May 26, 2012, examination of the Company’s consolidated federal income tax returns by the Internal Revenue Service (“IRS”) was substantially completed for the years 2009 and 2010. Certain issues relating to this examination are likely to be appealed. With certain exceptions, the Company’s state income tax returns are no longer subject to examination for the fiscal years 2007 and prior. At this time, the Company does not expect the results from any income tax audit or appeal to have a significant impact on the Company’s financial statements.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

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

	Year Ended
	May 31, 2012	May 26, 2011	May 27, 2010
	(in thousands)
Fixed minimum rentals	$7,843	$7,955	$7,488
Amortization of favorable lease right	334	334	334
Percentage rentals	70	39	73
	$8,247	$8,328	$7,895

Aggregate minimum rental commitments under long-term operating leases, assuming the exercise of certain lease options, are as follows at May 31, 2012:

Fiscal Year	(in thousands)
2013	$7,284
2014	7,236
2015	7,343
2016	7,238
2017	7,134
Thereafter	98,391
$134,626

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

8. Commitments, License Rights and Contingencies (continued)

Commitments – The Company has commitments for the completion of construction at various properties totaling approximately $4,341,000 at May 31, 2012.

License Rights – The Company has license rights to operate three hotels using the Hilton trademark, one hotel using the Four Points by Sheraton trademark and one hotel using the InterContinental trademark. Under the terms of the licenses, the Company is obligated to pay fees based on defined gross sales.

Contingencies – The Company guarantees the debt of a joint venture totaling $1,183,000 at May 31, 2012. The debt of the joint venture is collateralized by the real estate, building and improvements and all equipment. The Company does not anticipate this guarantee to be payable within the next fiscal year.

On July 7, 2005, the Company amended its office lease in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space through November 2013. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $686,000 as of May 31, 2012. The Company does not anticipate the guarantee to be payable within the next fiscal year.

During fiscal 2011, an adverse legal judgment was rendered against the Company related to architectural services rendered during the construction of the condominium units at its Platinum Hotel & Spa in Las Vegas, Nevada and the Company recorded a $1,145,000 liability related to this matter. In fiscal 2012, this matter was successfully mediated and settled for $955,000. On June 28, 2012, the Company successfully mediated and settled for $295,000 a lawsuit related to the condominium units at the Platinum Hotel & Spa.

Subsidiaries of the Company are defendants in additional legal proceedings related to the development of the condominium units at the Platinum Hotel & Spa. The Company believes the remaining lawsuits are without merit and plans to vigorously defend against them. Since these matters are in the preliminary stages, the Company is unable to estimate the associated expenses or possible losses as of May 31, 2012.

9. Joint Venture Transactions

At May 31, 2012 and May 26, 2011, the Company held investments with aggregate carrying values of $2,621,000 and $2,921,000, respectively, in several joint ventures, which are accounted for under the equity method.

The Company has a receivable from a hotel joint venture of $1,721,000 and $1,667,000 at May 31, 2012 and May 26, 2011, respectively, which is fully reserved as of each respective year-end.

Included in notes payable at May 26, 2011, was $221,000 owed to a joint venture in connection with cash advanced to the Company.

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

10. Business Segment Information

The Company evaluates performance and allocates resources based on the operating income (loss) of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Following is a summary of business segment information for fiscal 2010 through 2012:

	Theatres	Hotels/ Resorts	Corporate Items	Total
	(in thousands)
Fiscal 2012
Revenues	$227,914	$185,177	$807	$413,898
Operating income (loss)	47,065	12,706	(13,256)	46,515
Depreciation and amortization	18,189	15,837	499	34,525
Assets at May 31, 2012	395,602	301,207	36,202	733,011
Capital expenditures and acquisitions	26,209	11,455	353	38,017

Fiscal 2011
Revenues	$207,349	$168,727	$928	$377,004
Operating income (loss)	37,300	6,753	(10,556)	33,497
Depreciation and amortization	17,066	15,921	536	33,523
Assets at May 26, 2011	351,936	299,418	43,092	694,446
Capital expenditures and acquisitions	15,885	9,205	96	25,186

Fiscal 2010
Revenues	$224,102	$153,935	$1,032	$379,069
Operating income (loss)	44,741	1,438	(9,976)	36,203
Depreciation and amortization	16,701	15,042	569	32,312
Assets at May 27, 2010	352,138	306,510	45,763	704,411
Capital expenditures and acquisitions	9,431	15,622	29	25,082

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

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

11. Unaudited Quarterly Financial Information (in thousands, except per share data)

	13 Weeks Ended			14 Weeks Ended
Fiscal 2012	August 25, 2011	November 24, 2011	February 23, 2012	May 31, 2012

Revenues	$123,907	$90,069	$92,077	$107,845
Operating income	23,348	6,261	4,075	12,831
Net earnings	12,477	2,824	734	6,699
Net earnings per common share – diluted	$0.42	$0.10	$0.03	$0.23

	13 Weeks Ended
Fiscal 2011	August 26, 2010	November 25, 2010	February 24, 2011	May 26, 2011

Revenues	$113,956	$86,735	$83,997	$92,316
Operating income	19,424	5,406	91	8,576
Net earnings (loss)	10,020	2,084	(2,029)	3,483
Net earnings (loss) per common share – diluted	$0.34	$0.07	$(0.07)	$0.12

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act during the fourth quarter of our fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to the relevant information set forth under the captions “Election of Directors,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2012 Annual Meeting of Shareholders scheduled to be held on October 17, 2012 (our “Proxy Statement”). Information regarding our executive officers may be found in Part I of this Form 10-K under the caption “Executive Officers of the Company.” Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this Form 10-K.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the relevant information set forth under the caption “Compensation Discussion and Analysis” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table lists certain information about our three stock option plans, our 1995 Equity Incentive Plan, our 1994 Nonemployee Director Stock Option Plan and our 2004 Equity and Incentive Awards Plan, all of which were approved by our shareholders. We do not have any equity-based compensation plans that have not been approved by our shareholders.

Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under current equity compensation plan (excluding securities reflected in the first column)

2,006,000	$13.91	1,780,000

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

THE MARCUS CORPORATION

Date: August 14, 2012	By:	/s/ Gregory S. Marcus
Gregory S. Marcus,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of us and in the capacities as of the date indicated above.

By:	/s/ Gregory S. Marcus	By:	/s/ Daniel F. McKeithan, Jr.
	Gregory S. Marcus, President and Chief Executive Officer (Principal Executive Officer) and Director		Daniel F. McKeithan, Jr., Director

By:	/s/ Doulgas A. Neis	By:	/s/ Diane Marcus
	Douglas A. Neis, Chief Financial		Diane Marcus Gershowitz, Director
Officer and Treasurer (Principal
Financial Officer and Accounting
Officer)

By:	/s/ Stephen H. Marcus	By:	/s/ Timothy E. Hoeksema
	Stephen H. Marcus, Chairman and Director		Timothy E. Hoeksema, Director

By:	/s/ Philip L. Milstein	By:	/s/ Allan H. Selig
	Philip L. Milstein, Director		Allan H. Selig, Director

By:	/s/ Bronson J. Haase	By:	/s/ James D. Ericson
	Bronson J. Haase, Director		James D. Ericson, Director

By:	/s/ Bruce J. Olson	By:	/s/ Brian J. Stark
	Bruce J. Olson, Director		Brian J. Stark, Director

S-1

EXHIBIT INDEX

3.1	Restated Articles of Incorporation. [Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended November 13, 1997.]

3.2	Bylaws, as amended. [Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended November 27, 2008.]

4.1	The Marcus Corporation Note Purchase Agreement dated October 25, 1996. [Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended November 14, 1996.]

4.2	First Supplement to Note Purchase Agreements dated May 15, 1998. [Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended May 28, 1998.]

4.3	Second Supplement to Note Purchase Agreements dated May 7, 1999. [Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the fiscal year ended May 27, 1999.]

4.4	The Marcus Corporation Note Purchase Agreement dated April 17, 2008. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated April 17, 2008.]

4.5	Amended and Restated Credit Agreement dated April 18, 2008 by and among The Marcus Corporation, U.S. Bank National Association, J.P. Morgan Securities Inc., Bank of America, N.A., Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A, and the other financial institutions party thereto. [Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated April 17, 2008.]

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

10.1*	The Marcus Corporation 1994 Non-Employee Director Stock Option Plan, as amended and restated. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 4, 2006.]

10.2*	The Marcus Corporation Non-Employee Director Compensation Plan. [Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended May 27, 2010.]

10.3*	The Marcus Corporation Variable Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 7, 2009.]

10.4*	The Marcus Corporation Deferred Compensation Plan. [Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended May 25, 2006.]

10.5*	The Marcus Corporation Retirement Income and Supplemental Retirement Plan, as amended and restated.

E-1

10.6	Administrative Services Agreement between Marcus Investments, LLC and The Marcus Corporation, as amended. [Incorporated by reference to Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.]

10.7*	The Marcus Corporation 1995 Equity Incentive Plan, as amended and restated. [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 4, 2006.]

10.8*	Form of The Marcus Corporation 1995 Equity Incentive Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2005.]

10.9*	The Marcus Corporation 2004 Equity and Incentive Awards Plan. [Incorporated by reference to Attachment A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on September 2, 2011.]

10.10*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 15, 2006.]

10.11*	Form of Cover Letter to The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated August 15, 2006.]

10.12*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award (Employees). [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 8, 2008.]

10.13*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award (Non-Employee Directors). [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 8, 2008.]

10.14*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award Agreement for awards granted after October 11, 2011 (Employees). [Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 dated October 28, 2011.]

10.15*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after October 11, 2011 (Employees).

10.16*	Form of Cover Letter to The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after October 11, 2011 (Employees).

10.17*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award for awards granted after October 11, 2011 (Non-Employee Directors). [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2012.]

10.18*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after October 11, 2011 (Non-Employee Directors). [Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2012.]

10.19*	The Marcus Corporation Long-Term Incentive Plan Terms. [Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended May 28, 2009.]

E-2

21	Our subsidiaries as of May 31, 2012.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

99	Proxy Statement for the 2012 Annual Meeting of Shareholders. (The Proxy Statement for the 2012 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of our fiscal year.)

101	The following materials from The Marcus Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*This exhibit is a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

E-3