Form 10-Q
period 2012-08-30
MARCUS CORP
filed 2012-10-09
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2012

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

COMMON STOCK OUTSTANDING AT SEPTEMBER 28, 2012 – 19,950,930

CLASS B COMMON STOCK OUTSTANDING AT SEPTEMBER 28, 2012 – 8,777,714

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	August 30, 2012	May 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$7,640	$6,020
Restricted cash	6,665	6,382
Accounts and notes receivable, net of reserves of $1,137 and $1,066, respectively	10,553	8,467
Refundable income taxes	–	2,950
Deferred income taxes	2,837	2,797
Other current assets	7,959	7,020
Total current assets	35,654	33,636

Property and equipment:
Land and improvements	97,929	97,253
Buildings and improvements	546,177	543,278
Leasehold improvements	61,987	61,415
Furniture, fixtures and equipment	250,240	247,551
Construction in progress	1,862	3,951
Total property and equipment	958,195	953,448
Less accumulated depreciation and amortization	347,661	338,803
Net property and equipment	610,534	614,645

Other assets:
Investments in joint ventures	2,519	2,621
Goodwill	44,101	44,135
Condominium units	3,508	3,508
Other	34,378	34,466
Total other assets	84,506	84,730

TOTAL ASSETS	$730,694	$733,011

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	August 30, 2012	May 31, 2012

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,997	$18,945
Income taxes	4,330	–
Taxes other than income taxes	12,760	13,110
Accrued compensation	6,890	12,098
Other accrued liabilities	26,645	25,004
Current portion of capital lease obligation	4,287	4,189
Current maturities of long-term debt	92,927	97,918
Total current liabilities	162,836	171,264

Capital lease obligation	31,187	31,489

Long-term debt	106,091	106,276

Deferred income taxes	43,755	44,372

Deferred compensation and other	34,484	35,821

Shareholders' equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	–	–
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,411,799 shares at August 30, 2012 and 22,372,198 shares at May 31, 2012	22,412	22,372
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,777,714 shares at August 30, 2012 and 8,817,315 shares at May 31, 2012	8,778	8,818
Capital in excess of par	51,179	50,836
Retained earnings	304,930	296,644
Accumulated other comprehensive loss	(4,122)	(4,139)
	383,177	374,531
Less cost of Common Stock in treasury (2,300,439 shares at August 30, 2012 and 2,298,904 shares at May 31, 2012)	(30,836)	(30,742)
Total shareholders' equity	352,341	343,789

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$730,694	$733,011

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings

(in thousands, except per share data)	13 Weeks Ended
	August 30, 2012	August 25, 2011
Revenues:
Theatre admissions	$38,478	$44,174
Rooms	29,964	28,918
Theatre concessions	20,979	22,869
Food and beverage	14,769	14,696
Other revenues	13,749	13,250
Total revenues	117,939	123,907

Costs and expenses:
Theatre operations	32,566	36,201
Rooms	9,857	9,411
Theatre concessions	5,557	5,537
Food and beverage	10,729	10,465
Advertising and marketing	6,405	5,855
Administrative	10,762	10,815
Depreciation and amortization	8,313	8,920
Rent	2,113	2,123
Property taxes	3,635	3,228
Other operating expenses	7,547	8,004
Total costs and expenses	97,484	100,559

Operating income	20,455	23,348

Other income (expense):
Investment income	24	144
Interest expense	(2,074)	(2,351)
Gain (loss) on disposition of property, equipment and other assets	22	(181)
Equity losses from unconsolidated joint ventures, net	(40)	(71)
	(2,068)	(2,459)

Earnings before income taxes	18,387	20,889
Income taxes	7,708	8,412
Net earnings	$10,679	$12,477

Net earnings per share - basic:
Common Stock	$0.38	$0.43
Class B Common Stock	$0.35	$0.40

Net earnings per share - diluted:
Common Stock	$0.37	$0.42
Class B Common Stock	$0.34	$0.40

Dividends per share:
Common Stock	$0.085	$0.085
Class B Common Stock	$0.077	$0.077

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands, except per share data)	13 Weeks Ended
	August 30, 2012	August 25, 2011

Net earnings	$10,679	$12,477

Other comprehensive income (loss), net of tax:
Change in unrealized gain on available for sale investments	–	(34)
Amortization of loss on swap agreement	17	17

Other comprehensive income (loss)	17	(17)

Comprehensive income	$10,696	$12,460

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	13 Weeks Ended
(in thousands)	August 30, 2012	August 25, 2011

OPERATING ACTIVITIES:
Net earnings	$10,679	$12,477
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures	40	71
Distribution from joint venture	94	11
(Gain) loss on disposition of property, equipment and other assets	(22)	181
Amortization of loss on swap agreement	28	28
Amortization of favorable lease right	83	83
Depreciation and amortization	8,313	8,920
Stock compensation expense	574	443
Deferred income taxes	(634)	339
Deferred compensation and other	(1,369)	281
Changes in operating assets and liabilities:
Accounts and notes receivable	(2,076)	(1,705)
Other current assets	(939)	248
Accounts payable	(3,013)	(3,484)
Income taxes	7,280	7,766
Taxes other than income taxes	(350)	298
Accrued compensation	(5,208)	722
Other accrued liabilities	1,641	542
Total adjustments	4,442	14,744
Net cash provided by operating activities	15,121	27,221

INVESTING ACTIVITIES:
Capital expenditures	(5,292)	(3,663)
Proceeds from disposals of property, equipment and other assets	27	5
Increase in restricted cash	(283)	(182)
Increase in other assets	(59)	(722)
Cash advanced to joint venture	-	(29)
Net cash used in investing activities	(5,607)	(4,591)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from issuance of notes payable and long-term debt	32,000	15,000
Principal payments on notes payable and long-term debt	(37,176)	(34,163)
Equity transactions:
Treasury stock transactions, except for stock options	(1,217)	(3,737)
Exercise of stock options	892	415
Dividends paid	(2,393)	(2,461)
Net cash used in financing activities	(7,894)	(24,946)

Net increase (decrease) in cash and cash equivalents	1,620	(2,316)
Cash and cash equivalents at beginning of period	6,020	3,580
Cash and cash equivalents at end of period	$7,640	$1,264

Supplemental Information:
Interest paid, net of amounts capitalized	$845	$880
Income taxes paid	$932	$226

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED AUGUST 30, 2012

1.	General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 31, 2012, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the 13 weeks ended August 30, 2012 and August 25, 2011 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the unaudited interim financial information at August 30, 2012, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods.

Depreciation and Amortization – Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $8,259,000 and $8,750,000 for the 13 weeks ended August 30, 2012 and August 25, 2011, respectively.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	August 30, 2012	May 31, 2012
	(in thousands)
Unrealized loss on available for sale investments	$(8)	$(8)
Unrecognized loss on terminated interest rate swap agreement	(41)	(58)
Net unrecognized actuarial loss for pension obligation	(4,073)	(4,073)
	$(4,122)	$(4,139)

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended August 30, 2012	13 Weeks Ended August 25, 2011
	(in thousands, except per share data)
Numerator:
Net earnings	$10,679	$12,477
Denominator:
Denominator for basic EPS	28,921	29,643
Effect of dilutive employee stock options	43	26
Denominator for diluted EPS	28,964	29,669
Net earnings per share – basic:
Common Stock	$0.38	$0.43
Class B Common Stock	$0.35	$0.40
Net earnings per share – diluted:
Common Stock	$0.37	$0.42
Class B Common Stock	$0.34	$0.40

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At August 30, 2012 and May 31, 2012, the Company’s $78,000 of available for sale securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 – Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At August 30, 2012 and May 31, 2012, none of the Company’s assets or liabilities were valued using Level 2 pricing inputs.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At August 30, 2012 and May 31, 2012, none of the Company’s assets or liabilities were valued using Level 3 pricing inputs.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended August 30, 2012	13 Weeks Ended August 25, 2011
	(in thousands)
Service cost	$178	$157
Interest cost	275	295
Net amortization of prior service cost and actuarial loss	71	30
Net periodic pension cost	$524	$482

New Accounting Pronouncement - In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU No. 2011-05). ASU No. 2011-05 amends the guidance within Accounting Standards Codification Topic 220, Comprehensive Income, to eliminate the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. ASU No. 2011-05 requires that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted ASU No. 2011-05 in fiscal 2012 and is presenting comprehensive income in two separate but consecutive statements.

2.	Derivatives and Hedging Activities

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

On February 29, 2008, the Company entered into an interest rate swap agreement covering $25,000,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.49% while receiving interest at a defined variable rate of three-month LIBOR. The interest rate swap agreement was considered effective and qualified as a cash flow hedge. On March 19, 2008, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $567,000 ($338,000 net of tax). For the 13 weeks ended August 30, 2012 and August 25, 2011, the Company reclassified $28,000 ($17,000 net of tax) from accumulated other comprehensive loss to interest expense. The remaining loss at August 30, 2012 in accumulated other comprehensive loss will be reclassified into earnings as interest expense through April 15, 2013, the remaining life of the original hedge. The Company expects to reclassify approximately $71,000 ($41,000 net of tax) of additional loss into earnings through April 15, 2013.

3. Capital Lease Obligation

During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of August 30, 2012, 632 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in furniture, fixtures and equipment is $44,830,000 and $43,878,000 related to the digital systems as of August 30, 2012 and May 31, 2012, respectively. Accumulated amortization of the digital systems was $4,044,000 and $2,933,000 as of August 30, 2012 and May 31, 2012, respectively.

Under the terms of the master licensing agreement, the Company made an initial one-time payment to CDF2. The Company expects that the balance of CDF2’s costs to deploy the systems will be covered primarily through the payment of virtual print fees (VPF’s) from film distributors to CDF2 each time a digital movie is booked on one of the systems deployed on a Company screen. The Company agreed to make an average number of bookings of eligible digital movies on each screen on which a licensed system has been deployed to provide for a minimum level of VPF’s paid by distributors (standard booking commitment) to CDF2. To the extent the VPF’s paid by distributors are less than the standard booking commitment, the Company must make a shortfall payment to CDF2. Based upon the Company’s historical booking patterns, the Company does not expect to make any shortfall payments during the life of the agreement. Accounting Standards Codification No. 840, Leases, requires that the Company consider the entire amount of the standard booking commitment minimum lease payments for purposes of determining the capital lease obligation. The maximum amount per year that the Company could be required to pay is approximately $6,067,000 until the obligation is fully satisfied.

The Company’s capital lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company’s expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $4,287,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

4. Income Taxes

The Company’s effective income tax rate for the 13 weeks ended August 30, 2012 and August 25, 2011 was 41.9% and 40.3%, respectively.

5. Contingencies

On July 7, 2005, the Company amended its office lease in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space through November 2013. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $576,000 as of August 30, 2012.

Subsidiaries of the Company are defendants in legal proceedings related to the development of the condominium units at the Platinum Hotel & Spa. The Company believes the lawsuits are without merit and plans to vigorously defend against them. Since these matters are in the preliminary stages, the Company is unable to estimate the associated expenses or possible losses as of August 30, 2012.

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

Following is a summary of business segment information for the 13 weeks ended August 30, 2012 and August 25, 2011 (in thousands):

13 Weeks Ended August 30, 2012	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$62,352	$55,439	$148	$117,939
Operating income (loss)	13,278	10,233	(3,056)	20,455
Depreciation and amortization	4,210	3,976	127	8,313

13 Weeks Ended August 25, 2011	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$69,863	$53,898	$146	$123,907
Operating income (loss)	16,883	9,287	(2,822)	23,348
Depreciation and amortization	4,850	3,942	128	8,920

7. Subsequent Event

During the second quarter of fiscal 2013, the Company formed a joint venture to acquire the Cornhusker Hotel and Office Plaza in Lincoln, Nebraska, a 297-room, full-service hotel and seven-story office building. Under the terms of the agreement, the joint venture acquired the land, building and equipment and assumed an existing non-recourse mortgage. The Company is a 73% majority owner of this joint venture.

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

RESULTS OF OPERATIONS

General

We report our consolidated and individual segment results of operations on a 52- or-53-week fiscal year ending on the last Thursday in May. Fiscal 2013 is a 52-week year. Fiscal 2012 was a 53-week year and our reported results for fiscal 2012 benefited from the additional week of reported operations during the fourth quarter. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the comparable first quarters of fiscal 2013 and 2012 (in millions, except for per share and variance percentage data):

	First Quarter
			Variance
	F2013	F2012	Amt.	Pct.

Revenues	$117.9	$123.9	$(6.0)	-4.8%
Operating income	20.5	23.3	(2.8)	-12.4%
Other income (expense)	(2.1)	(2.5)	0.4	15.9%
Net earnings	10.7	12.5	(1.8)	-14.4%

Net earnings per common share – diluted	$0.37	$0.42	$(0.05)	-11.9%

Revenues, operating income (earnings before other income/expense and income taxes) and net earnings decreased during the first quarter of fiscal 2013 compared to the same period last year due to reduced operating results from our theatre division, partially offset by improved operating results from our hotels and resorts division and reduced interest expense. Operating results from our theatre division were negatively impacted by a weaker slate of movies during the fiscal 2013 first quarter and strong television viewership of the Olympics during the quarter compared to the same period last year. In addition, last year’s first quarter included the busy Memorial Day weekend, which was not included in the current year quarter. Operating results from our hotels and resorts division were favorably impacted by higher occupancy rates and average daily rates during the fiscal 2013 first quarter.

We did not recognize any significant variations in investment income, gains or losses on the disposition of property, equipment and other assets or net equity losses from unconsolidated joint ventures during the first quarter of fiscal 2013 compared to the same quarter last year. The timing of periodic sales of our property and equipment varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment.

Our interest expense totaled $2.1 million for the first quarter of fiscal 2013 compared to $2.4 million during the same period last year, a decrease of approximately $300,000, or 11.8%. The decrease in interest expense during the first quarter of fiscal 2013 was the result of reduced borrowings during the period and a lower average interest rate as we continued to pay principal on our outstanding senior notes. Due to the stronger cash flow from our operating divisions during the summer months, our borrowing levels are typically at their lowest point at the end of our fiscal first quarter. It is likely that our borrowing levels will increase later this fiscal year as we intend to increase our capital spending throughout the year even though our operating cash flows decline during our slower operating months. In addition, we expect that interest expense will increase in future periods as a result of our assumption of a mortgage in conjunction with our recent acquisition of a hotel in Lincoln, Nebraska.

Current maturities of long-term debt on our balance sheet as of August 30, 2012 included a $15.1 million mortgage related to our Skirvin Hilton hotel with a maturity date in December 2012 and $66.0 million in borrowings under our revolving credit agreement with a maturity date in April 2013. We currently expect to refinance both of these debt agreements during fiscal 2013, at which time these borrowings would be reclassified as long-term debt.

We reported income tax expense for the first quarter of fiscal 2013 of $7.7 million, a decrease of $0.7 million, or 8.4%, compared to income tax expense of $8.4 million during the same period of fiscal 2012. Our fiscal 2013 first quarter effective income tax rate was 41.9% compared to our fiscal 2012 first quarter effective rate of 40.3%. As a result of our receipt of a preliminary proposed state tax audit adjustment from a state taxing authority during our fiscal 2013 first quarter, we increased our liability for unrecognized tax benefits during fiscal 2013 by over $300,000, unfavorably impacting our fiscal 2013 effective income tax rate. We are challenging this particular adjustment, so a final disposition of this item is yet to be determined. We currently anticipate that our effective income tax rate for the remaining quarters of fiscal 2013 will be closer to our historical 40% average, excluding any further changes in our liability for unrecognized tax benefits or potential changes in federal and state income tax rates. Our actual fiscal 2013 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the first quarters of fiscal 2013 and 2012 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2013	F2012	Amt.	Pct.

Revenues	$62.4	$69.9	$(7.5)	-10.8%
Operating income	13.3	16.9	(3.6)	-21.4%
Operating margin (% of revenues)	21.3%	24.2%

Consistent with the seasonal nature of the motion picture exhibition industry, the first quarter is typically the strongest period of our fiscal year for our theatre division due to the traditionally strong summer movie season. Our fiscal 2012 first quarter included the busy Memorial Day weekend, which was not included in our fiscal 2013 first quarter. As a result, the comparisons to our fiscal 2012 first quarter were negatively impacted. Fiscal 2013 first quarter revenues, operating income and operating margin in our theatre division decreased compared to the same period in the prior year due primarily to reduced attendance as a result of the absence of the busy Memorial Day weekend in the first quarter of fiscal 2013 and a weaker film slate during this year’s first quarter.

The following table breaks down the components of revenues for the theatre division for the first quarters of fiscal 2013 and 2012 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2013	F2012	Amt.	Pct.

Box office receipts	$38.5	$44.2	$(5.7)	-12.9%
Concession revenues	21.0	22.9	(1.9)	-8.3%
Other revenues	2.9	2.8	0.1	2.3%
Total revenues	$62.4	$69.9	$(7.5)	-10.8%

The decrease in our box office receipts for the first quarter of fiscal 2013 compared to the same period last year was due almost entirely to a decrease in comparable theatre attendance. Our average ticket price decreased 0.1% during the fiscal 2013 first quarter compared to the same period last year. The decrease in our average ticket price contributed approximately $52,000, or approximately 1%, of the decrease in our box office receipts during our fiscal 2013 first quarter compared to the first quarter of fiscal 2012 and was attributable primarily to the fact that our top two films last year during the first quarter, Harry Potter and the Deathly Hallows: Part 2 and Transformers: Dark of the Moon, were both digital 3D films that resulted in a higher average ticket price.

Our fiscal 2013 first quarter concession revenues decreased compared to the same period last year entirely as a result of the decreased attendance at comparable theatres, partially offset by a 4.7% increase in our average concession revenues per person compared to our fiscal 2012 first quarter. The increase in our average concession revenues per person contributed approximately $936,000 to our concession revenues during our fiscal 2013 first quarter compared to the same period last year. Selected price increases and a change in concession product mix, including increased sales of higher priced non-traditional food and beverage items, were the primary reasons for our increased average concession sales per person during our fiscal 2013 first quarter. Other revenues increased slightly during our fiscal 2013 first quarter compared to the same period last year due primarily to a small increase in marketing and advertising income.

Comparable theatre attendance decreased 13.7% during the first quarter of fiscal 2013 compared to the same period last year. Nearly 90% of the comparable theatre decrease in attendance occurred during four weeks in the quarter. As previously described, the Memorial Day weekend was not included in our fiscal 2013 first quarter. During the first quarter of fiscal 2012, Memorial Day weekend films (including Pirates of the Caribbean: On Stranger Tides, Kung Fu Panda 2 and The Hangover Part II) performed very well, resulting in a significant negative comparison this year. In addition, we believe our attendance was negatively impacted by television viewership of the Olympics during three weekends in the latter half of the summer.

The overall depth of the film product released during our fiscal 2013 first quarter was not as strong as the prior year. Our highest grossing films during the fiscal 2013 first quarter included The Dark Knight Rises, Brave (3D), Ted, The Amazing Spider-Man (3D) and Madagascar 3 (3D). The film slate during the first quarter of last year included the outstanding performance of the final installment of the Harry Potter film franchise and significantly better performance from the next tier of films after our top five. Specifically, the top five films during our fiscal 2013 first quarter generated approximately $800,000, or 4.7%, less box office receipts than our top five films during last year’s same period. As an indication of the lack of depth in the film product during our fiscal 2013 first quarter, our next ten best films (nos. 6-15) generated approximately $3.3 million, or 21.3%, less box office receipts than nos. 6-15 during our fiscal 2012 first quarter.

September is typically the slowest month of the year for our theatre division, and film product for the second quarter of fiscal 2013 has thus far produced box office results slightly less than the same period last year. Films scheduled to be released this fall and during the upcoming Thanksgiving holiday period that may generate substantial box office interest include: Frankenweenie (3D), Taken 2, Paranormal Activity 4, Wreck-It Ralph (3D), the next James Bond film Skyfall, The Twilight Saga: Breaking Dawn – Part 2, Life of Pi (3D) and Rise of the Guardians (3D). Top films released during the second quarter last year included The Twilight Saga: Breaking Dawn – Part 1, Paranormal Activity 3 and Puss in Boots (3D). In addition, our traditionally busy Christmas and New Year’s holiday period will begin with the mid-December release of potential box office hits such as Les Miserables and the much anticipated Lord of the Rings prequel, The Hobbit: An Unexpected Journey. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We ended the first quarter of fiscal 2013 with a total of 684 company-owned screens in 54 theatres and 11 managed screens in two theatres compared to 673 company-owned screens in 53 theatres and 11 managed screens in two theatres at the end of the same period last year. Early in our fiscal 2013 first quarter, we opened our 14th premium large-screen UltraScreen® auditorium adjacent to our theatre in Duluth, Minnesota. Late in our fiscal 2013 first quarter, we opened our third Zaffiro’s Pizzeria and Bar at our theatre in New Berlin, Wisconsin.

Hotels and Resorts

The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the first quarters of fiscal 2013 and 2012 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2013	F2012	Amt.	Pct.

Revenues	$55.4	$53.9	$1.5	2.9%
Operating income	10.2	9.3	0.9	10.2%
Operating margin (% of revenues)	18.5%	17.2%

Our first quarter is historically the strongest quarter of our fiscal year for our hotels and resorts division due to increased travel during the summer months at our predominantly Midwestern properties. Division revenues and operating income increased during our fiscal 2013 first quarter compared to the prior year first quarter due to both increased occupancy percentage and average daily room rate.

The following table sets forth certain operating statistics for the first quarters of fiscal 2013 and 2012, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	First Quarter(1)
			Variance
	F2013	F2012	Amt.		Pct.

Occupancy percentage	84.9%	84.2%	0.7	pts	0.8%
ADR	$150.72	$146.50	$4.22		2.9%
RevPAR	$127.95	$123.40	$4.55		3.7%

(1)	These operating statistics represent averages of our eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at seven of our eight company-owned properties during the first quarter of fiscal 2013 compared to the same period last year, with the only decrease resulting from a difficult group room comparison to the prior year. A lack of city-wide convention business in Milwaukee during the month of August negatively impacted our results during the last month of the quarter compared to the prior year quarter. As a result, our RevPAR increase did not match comparable industry results during the first quarter of fiscal 2013. According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2013 first quarter results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 7.1% during our fiscal 2013 first quarter, greater than the increase of 3.7% we experienced.

The lodging industry continued to recover at a steady pace during the quarter after several very difficult years. In order to better understand our fiscal 2013 first quarter results compared to pre-recessionary levels, the following table compares our fiscal 2013 first quarter operating statistics to our fiscal 2008 first quarter operating statistics for the same eight company-owned properties:

	First Quarter
			Variance
	F2013	F2008	Amt.		Pct.

Occupancy percentage	84.9%	78.5%	6.4	pts	8.2%
ADR	$150.72	$158.45	$(7.73)		-4.9%
RevPAR	$127.95	$124.45	$3.50		2.8%

As indicated by the tables above, fiscal 2013 first quarter occupancy rates showed improvement over the prior year first quarter and, in fact, were at record levels for our division, significantly higher than they were prior to the recession-driven downturn in the hotel industry. Conversely, one of the biggest challenges facing our hotels and resorts division, and the industry as a whole, has been the overall decline in ADR since the recession began in 2008, as highlighted in the above comparisons to our fiscal 2008. Recent trends in ADR have been improving and we were pleased to report our seventh straight quarter of year-over-year ADR increases during our fiscal 2013 first quarter, with seven of our eight company-owned properties reporting year-over-year increases in ADR during the quarter.

As the comparison to fiscal 2008 results indicates, our fiscal 2013 first quarter RevPAR exceeded pre-recessionary levels (not adjusted for inflation), but our increase in occupancy percentage was partially offset by the fact that ADR remains below fiscal 2008 levels. We hope that the recent increases we have experienced in our ADR will continue, but in order to realize ADRs at or above pre-recession levels, we believe we will need to continue to regain the ability to increase prices for our business travelers and continue a customer mix shift away from lower priced customer segments (such as those using alternate internet booking channels).

Division operating income and operating margins increased during our fiscal 2013 first quarter compared to the prior year first quarter due to the increase in revenues described above. The fact that our ADR increase was the largest contributor to our improved RevPAR during the fiscal 2013 first quarter contributed to our increased operating margin during the quarter compared to the same period last year. Approximately 61% of our fiscal 2013 first quarter revenue increase flowed through to our operating income during our fiscal 2013 first quarter, which compared favorably to the 50% flow through that we typically target each quarter.

Whether the current positive trends continue depends in large part on whether the economic environment continues its gradual improvement. We remain concerned about the fragility of the current economy, as well as the uncertainty surrounding the current employment and political environment. We generally expect our favorable revenue trends to continue into future periods, although we do not believe that our RevPAR increases are likely to be as great as they have been the past two years. We also are concerned about an expected increase in room supply in our important Milwaukee market – the first of these new hotels is projected to open late during our fiscal 2013 second quarter. Unless demand increases, we believe that it is likely that our Milwaukee hotels will be negatively impacted to some degree by the new supply in the coming years. We expect to initiate aggressive marketing and operating strategies to try to maintain our market share under these challenging conditions.

We recently completed the restoration of the Monarch Room lobby lounge at our Hilton Milwaukee hotel in conjunction with the final phase of a multi-million dollar renovation of this hotel. The design is reminiscent of the classic, old-school lobby cocktail lounge, with added amenities such as spacious seating, workstations and a media center that appeal to today’s travelers. We also have plans to add new concierge and club lounges to our Pfister Hotel and Grand Geneva Resort & Spa during fiscal 2013. In addition, we intend to build on the success of our dining rewards program, Marcus Rewards, by expanding the program to include points for room nights, beginning with the Pfister Hotel this fall.

Early in our fiscal 2013 second quarter, we formed a joint venture with a fund affiliate of LEM Capital of Philadelphia to acquire the Cornhusker Hotel and Office Plaza in Lincoln, Nebraska. Under the terms of the transaction, we are the 73% majority owner of this joint venture. This is the first transaction sourced by MCS Capital, our new hotel investment business. We plan to affiliate the hotel with Marriott International and begin a multi-million dollar renovation of the hotel during fiscal 2013.

The Cornhusker Hotel, a Nebraska landmark, is a 297-room, full-service hotel with 45,600 square feet of meeting space located in downtown Lincoln. The Cornhusker Office Plaza is a seven-story building with a total of 85,592 square feet of net leasable office space that is nearly 90% occupied. The office building is connected to the hotel by a four-story atrium that we intend to use for local events and exhibits, and will feature the work of local artists. Plans include a renovation of the hotel lobby, all guest rooms and suites, meeting space, restaurant and bars. We intend to introduce our second Miller Time Pub & Grill, developed in conjunction with world class brewer MillerCoors, to the hotel.

Under the terms of the agreement, the joint venture assumed an existing non-recourse mortgage of $25.9 million and we recognized a non-controlling interest of $4.0 million related to LEM Capital’s prior investment in the hotel. We will provide the funding for the previously described renovation as our equity contribution to the joint venture. The hotel operating results will be included in hotels and resorts division revenues and operating income during the remainder of fiscal 2013 and beyond, less a minority interest. We do not expect the property to have a significant impact on our operating income until after the planned renovations are completed.

We also announced on October 4, 2012 that we entered into a joint venture with Carey Watermark Investors Incorporated and The Arden Group, Inc. to acquire the Westin Atlanta Perimeter North in Atlanta, Georgia. The 372-room hotel includes 20,000 square feet of meeting space, a restaurant, lounge, business center, fitness center, gift shop and outdoor pool. The total investment of the joint venture in the property will be approximately $57 million, including an approximately $14 million renovation of guest rooms and public spaces, which is anticipated to be completed in early calendar 2014. We are an approximately 10% minority partner in the joint venture, and we will manage the hotel.

We have a number of additional potential growth opportunities that we are currently pursuing. The timing and nature of the opportunities may vary and include pure management contracts, management contracts with equity and joint venture investments.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $109 million of unused credit lines as of the end of our fiscal 2013 first quarter, will be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2013.

Our revolving credit agreement has less than one year remaining at favorable terms (LIBOR plus 0.06% to 1.00%, based on our borrowing levels). We intend to renew this agreement during fiscal 2013 at terms yet to be determined. We currently have one $15.1 million mortgage note due during fiscal 2013, but we anticipate extending the maturity of the mortgage note or refinancing it before its due date.

Net cash provided by operating activities decreased by $12.1 million during the first quarter of fiscal 2013 to $15.1 million, compared to $27.2 million during the prior year’s first quarter. The decrease was due primarily to reduced net earnings and the unfavorable timing in the payment of accrued compensation.

Net cash used in investing activities during the fiscal 2013 first quarter totaled $5.6 million, compared to $4.6 million during the fiscal 2012 first quarter. The increase in net cash used in investing activities was the result of increased capital expenditures. Capital expenditures totaled $5.3 million during the first quarter of fiscal 2013 compared to $3.7 million during the prior year’s first quarter. Fiscal 2013 first quarter capital expenditures included approximately $3.6 million incurred in our theatre division, including costs associated with the completion of our newest Zaffiro’s Pizzeria & Bar and UltraScreen at two theatres, as well as another theatre renovation. Fiscal 2012 first quarter capital expenditures included $2.7 million incurred in our hotels and resorts division, including costs associated with a renovation at our Hotel Phillips in Kansas City, Missouri.

Net cash used in financing activities during the first quarter of fiscal 2013 totaled $7.9 million compared to $24.9 million during the first quarter of fiscal 2012. We used excess cash during both periods to reduce our borrowings under our revolving credit agreement. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, we added $32.0 million of new debt and we made $37.2 million of principal payments on long-term debt during our fiscal 2013 first quarter (net reduction in long-term debt of $5.2 million) compared to $15.0 million of new debt added and $34.2 million of principal payments made during our fiscal 2012 first quarter (net reduction in long-term debt of $19.2 million), accounting for the majority of the decrease in net cash used in financing activities. Our debt-to-capitalization ratio was 0.36 at August 30, 2012 compared to 0.37 at our fiscal 2012 year-end.

We repurchased approximately 97,000 shares of our common stock for approximately $1.26 million during the first quarter of fiscal 2013 in conjunction with the exercise of stock options and the purchase of shares in the open market, compared to approximately 442,000 shares repurchased for approximately $3.8 million during the first quarter of fiscal 2012. Early in our fiscal 2013 first quarter, our board of directors authorized the repurchase of up to an additional 2.0 million of our common shares. As of August 30, 2012, approximately 2.7 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. We expect that any repurchases will be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

We previously indicated that we expected our full-year fiscal 2013 capital expenditures, including potential purchases of interests in joint ventures (but excluding any significant unidentified acquisitions) to be in the $65-$95 million range (including the assumption of debt related to the Cornhusker Hotel acquisition). We are still finalizing the scope and timing of the various projects requested by our two divisions, but at this time, we have no reason to adjust this estimate. Our prior estimate of full-year fiscal 2013 capital expenditures includes approximately $5 million related to our projected share of the costs associated with a proposed joint venture’s acquisition of the adjacent land and initial construction costs for a previously described mixed use retail development currently proposed on the site of one of our former theatres in the Town of Brookfield, Wisconsin. We are currently negotiating with local government for financial support for certain infrastructure costs related to this project, which we have named The Corners of Brookfield, and we are also seeking a majority equity partner as well as assessing leasing interest in the project. The actual timing and extent of our capital expenditures for this project may change, depending upon the satisfactory and timely completion of the items noted above. If the project does proceed as currently planned, we expect construction would begin in Spring 2013, with the entire project scheduled to open in the fall of 2014.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We have not experienced any material changes in our market risk exposures since May 31, 2012.

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

PART II – OTHER INFORMATION

Item 1A.           Risk Factors

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2012. No material change to such risk factors has occurred during the 13 weeks ended August 30, 2012.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

On July 18, 2012, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our outstanding Common Stock. As a result, through August 30, 2012, our Board of Directors had approved the repurchase of up to 8.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were made in conjunction with the exercise of stock options and the purchase of shares in the open market and pursuant to the publicly announced repurchase authorization described above.

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total Number of		Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs
June 1 – June 28	29,429	$13.21	29,429	733,648
June 29 – July 26	7,270	13.12	7,270	2,726,378
July 27 – August 30	60,018	12.91	60,018	2,666,360
Total	96,717	$13.01	96,717	2,666,360

Item 6.	Exhibits

10.1*	The Marcus Corporation Non-Employee Director Compensation Plan.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

* This exhibit is a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: October 9, 2012	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: October 9, 2012	By:	/s/ Douglas A. Neis
Douglas A. Neis
Chief Financial Officer and Treasurer

S-1