Form 10-Q/A
period 2012-08-30
MARCUS CORP
filed 2012-10-30
CIK 62234

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to The Marcus Corporation (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ending August 30, 2012, as filed with the Securities and Exchange Commission on October 9, 2012 (the “Form 10-Q”), is filed solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T. The Company is filing this Amendment No. 1 within 30 days after the filing date of the Form 10-Q in accordance with Rule 405(a)(2)(ii) of Regulation S-T.

No other changes have been made to the Form 10-Q. The Form 10-Q, as amended by this Amendment No. 1, continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures contained in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II – OTHER INFORMATION

Item 6. Exhibits

10.1*	The Marcus Corporation Non-Employee Director Compensation Plan. [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended August 30, 2012.]

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [Incorporated by reference to Exhibit 31.1 to our Quarterly Report on Form 10-Q for the quarterly period ended August 30, 2012.]

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [Incorporated by reference to Exhibit 31.2 to our Quarterly Report on Form 10-Q for the quarterly period ended August 30, 2012.]

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350. [Incorporated by reference to Exhibit 32 to our Quarterly Report on Form 10-Q for the quarterly period ended August 30, 2012.]

101	The following materials from The Marcus Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 30, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Condensed Notes to Consolidated Financial Statements.

* This exhibit is a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: October 30, 2012	By:	/s/ Gregory S. Marcus
Gregory S. Marcus President and Chief Executive Officer

DATE: October 30, 2012	By:	/s/ Douglas A. Neis
Douglas A. Neis Chief Financial Officer and Treasurer