Form 10-Q
period 2012-11-29
MARCUS CORP
filed 2013-01-08
CIK 62234

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2012

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

COMMON STOCK OUTSTANDING AT DECEMBER 31, 2012 – 18,480,658

CLASS B COMMON STOCK OUTSTANDING AT DECEMBER 31, 2012 – 8,773,073

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	November 29, 2012	May 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$9,729	$6,020
Restricted cash	7,989	6,382
Accounts and notes receivable, net of reserves
of $1,267 and $1,066, respectively	9,811	8,467
Refundable income taxes	─	2,950
Deferred income taxes	2,878	2,797
Other current assets	7,312	7,020
Total current assets	37,719	33,636

Property and equipment:
Land and improvements	99,701	97,253
Buildings and improvements	573,277	543,278
Leasehold improvements	62,080	61,415
Furniture, fixtures and equipment	254,339	247,551
Construction in progress	2,890	3,951
Total property and equipment	992,287	953,448
Less accumulated depreciation and amortization	357,274	338,803
Net property and equipment	635,013	614,645

Other assets:
Investments in joint ventures	2,980	2,621
Goodwill	44,066	44,135
Condominium units	3,508	3,508
Other	34,829	34,466
Total other assets	85,383	84,730

TOTAL ASSETS	$758,115	$733,011

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	November 29, 2012	May 31, 2012

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,687	$18,945
Income taxes	1,814	─
Taxes other than income taxes	14,751	13,110
Accrued compensation	9,672	12,098
Other accrued liabilities	25,003	25,004
Current portion of capital lease obligation	4,353	4,189
Current maturities of long-term debt	12,168	97,918
Total current liabilities	88,448	171,264

Capital lease obligation	30,059	31,489

Long-term debt	221,364	106,276

Deferred income taxes	42,385	44,372

Deferred compensation and other	34,454	35,821

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares;
none issued	─	─
Common Stock, $1 par; authorized 50,000,000 shares;
issued 22,416,440 shares at November 29, 2012 and
22,372,198 shares at May 31, 2012	22,416	22,372
Class B Common Stock, $1 par; authorized 33,000,000
shares; issued and outstanding 8,773,073 shares at
November 29, 2012 and 8,817,315 shares at May 31, 2012	8,773	8,818
Capital in excess of par	51,446	50,836
Retained earnings	307,359	296,644
Accumulated other comprehensive loss	(4,105)	(4,139)
	385,889	374,531
Less cost of Common Stock in treasury (3,920,030 shares at
November 29, 2012 and 2,298,904 shares at May 31, 2012)	(48,760)	(30,742)
Total shareholders' equity attributable to The Marcus Corporation	337,129	343,789
Noncontrolling interests	4,276	─
Total equity	341,405	343,789

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$758,115	$733,011

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings

(in thousands, except per share data)	November 29, 2012		November 24, 2011
	13 Weeks	26 Weeks	13 Weeks	26 Weeks
Revenues:
Theatre admissions	$30,660	$69,138	$25,339	$69,513
Rooms	26,580	56,544	25,401	54,319
Theatre concessions	16,542	37,521	13,243	36,112
Food and beverage	14,890	29,659	14,650	29,346
Other revenues	11,961	25,710	11,436	24,686
Total revenues	100,633	218,572	90,069	213,976

Costs and expenses:
Theatre operations	25,698	58,264	22,438	58,639
Rooms	9,290	19,147	8,994	18,405
Theatre concessions	4,403	9,960	3,552	9,089
Food and beverage	10,556	21,285	10,323	20,788
Advertising and marketing	6,102	12,507	5,792	11,647
Administrative	12,301	23,063	10,741	21,556
Depreciation and amortization	8,586	16,899	8,910	17,830
Rent	2,118	4,231	2,008	4,131
Property taxes	3,520	7,155	3,528	6,756
Other operating expenses	7,925	15,472	7,522	15,526
Impairment charge	417	417	─	─
Total costs and expenses	90,916	188,400	83,808	184,367

Operating income	9,717	30,172	6,261	29,609

Other income (expense):
Investment income	19	43	25	169
Interest expense	(2,317)	(4,391)	(2,300)	(4,651)
Gain (loss) on disposition of property, equipment and other assets	4	26	2	(179)
Equity earnings (losses) from unconsolidated joint ventures, net	17	(23)	34	(37)
	(2,277)	(4,345)	(2,239)	(4,698)

Earnings before income taxes	7,440	25,827	4,022	24,911
Income taxes	2,653	10,361	1,198	9,610
Net earnings	4,787	15,466	2,824	15,301
Net earnings attributable to noncontrolling interests	63	63	─	─
Net earnings attributable to The Marcus Corporation	$4,724	$15,403	$2,824	$15,301

Net earnings per share – basic:
Common Stock	$0.17	$0.56	$0.10	$0.53
Class B Common Stock	$0.16	$0.52	$0.09	$0.49

Net earnings per share – diluted:
Common Stock	$0.17	$0.54	$0.10	$0.52
Class B Common Stock	$0.16	$0.52	$0.09	$0.49

Dividends per share:
Common Stock	$0.085	$0.170	$0.085	$0.170
Class B Common Stock	$0.077	$0.155	$0.077	$0.155

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)	November 29, 2012		November 24, 2011
	13 Weeks	26 Weeks	13 Weeks	26 Weeks

Net earnings attributable to The Marcus Corporation	$4,724	$15,403	$2,824	$15,301

Other comprehensive income (loss), net of tax
Change in unrealized gain on available for sale investments	─	─	(11)	(45)
Amortization of loss on swap agreement	17	34	16	33

Other comprehensive income (loss)	17	34	5	(12)

Comprehensive income attributable to The Marcus Corporation	$4,741	$15,437	$2,829	$15,289

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	26 Weeks Ended
(in thousands)	November 29, 2012	November 24, 2011

OPERATING ACTIVITIES:
Net earnings	$15,403	$15,301
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on loans to and investments in joint ventures	23	37
Distribution from joint venture	120	21
(Gain) loss on disposition of property, equipment and other assets	(26)	179
Impairment charge	417	─
Amortization of loss on swap agreement	57	56
Amortization of favorable lease right	167	167
Depreciation and amortization	16,899	17,830
Stock compensation expense	947	1,224
Deferred income taxes	(2,022)	133
Deferred compensation and other	(1,127)	(85)
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,314)	(2,325)
Other current assets	(292)	3,969
Accounts payable	3,159	(3,409)
Income taxes	4,764	4,830
Taxes other than income taxes	1,641	2,196
Accrued compensation	(2,426)	(1,186)
Other accrued liabilities	(1)	(3,485)
Total adjustments	20,986	20,152
Net cash provided by operating activities	36,389	35,453

INVESTING ACTIVITIES:
Capital expenditures	(10,538)	(17,365)
Proceeds from disposals of property, equipment and other assets	57	3,907
Increase in restricted cash	(1,607)	(465)
Increase in other assets	(667)	(1,024)
Purchase of interest in joint venture	(444)	─
Cash advanced to joint venture	(30)	(55)
Net cash used in investing activities	(13,229)	(15,002)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from issuance of notes payable and long-term debt	74,000	52,000
Principal payments on notes payable and long-term debt	(70,407)	(61,357)
Equity transactions:
Treasury stock transactions, except for stock options	(19,248)	(4,751)
Exercise of stock options	892	415
Dividends paid	(4,688)	(4,878)
Net cash used in financing activities	(19,451)	(18,571)

Net increase in cash and cash equivalents	3,709	1,880
Cash and cash equivalents at beginning of period	6,020	3,580
Cash and cash equivalents at end of period	$9,729	$5,460

Supplemental Information:
Interest paid, net of amounts capitalized	$4,172	$4,604
Income taxes paid	$8,123	$7,238

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED NOVEMBER 29, 2012

1. General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 31, 2012, contained in the Company’s Form 10-K Annual Report for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the 13 and 26 weeks ended November 29, 2012 and November 24, 2011 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the unaudited interim financial information at November 29, 2012, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods.

Depreciation and Amortization – Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $8,533,000 and $16,792,000 for the 13 and 26 weeks ended November 29, 2012, respectively, and $8,772,000 and $17,521,000 for the 13 and 26 weeks ended November 24, 2011, respectively.

Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. For the purpose of determining fair value, defined as the amount at which an asset or group of assets could be bought or sold in a current transaction between willing parties, the Company utilizes currently available market valuations of similar assets in its respective industries, often expressed as a given multiple of operating cash flow. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of November 29, 2012 and May 31, 2012 and determined that there was no significant impact on the Company’s results of operations, other than an impairment charge recorded in the fiscal 2013 second quarter related to a theatre that closed in the fiscal 2013 second quarter. The Company determined that the fair value of this theatre, measured using Level 3 pricing inputs, was less than its carrying value, and recorded a $417,000 pre-tax impairment loss.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	November 29, 2012	May 31, 2012
	(in thousands)
Unrealized loss on available for sale investments	$(8)	$(8)
Unrecognized loss on terminated interest rate swap agreement	(24)	(58)
Net unrecognized actuarial loss for pension obligation	(4,073)	(4,073)
	$(4,105)	$(4,139)

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended November 29, 2012	13 Weeks Ended November 24, 2011	26 Weeks Ended November 29, 2012	26 Weeks Ended November 24, 2011
	(in thousands, except per share data)
Numerator:
Net earnings	$4,724	$2,824	$15,403	$15,301
Denominator:
Denominator for basic EPS	28,139	29,172	28,530	29,412
Effect of dilutive employee stock options	9	31	19	28
Denominator for diluted EPS	28,148	29,203	28,549	29,440
Net earnings per share – basic:
Common Stock	$0.17	$0.10	$0.56	$0.53
Class B Common Stock	$0.16	$0.09	$0.52	$0.49
Net earnings per share – diluted:
Common Stock	$0.17	$0.10	$0.54	$0.52
Class B Common Stock	$0.16	$0.09	$0.52	$0.49

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At November 29, 2012 and May 31, 2012, the Company’s $78,000 of available for sale securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 – Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At November 29, 2012 and May 31, 2012, none of the Company’s assets or liabilities were valued using Level 2 pricing inputs.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At November 29, 2012 and May 31, 2012, none of the Company’s assets or liabilities were valued using Level 3 pricing inputs.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended November 29, 2012	13 Weeks Ended November 24, 2011	26 Weeks Ended November 29, 2012	26 Weeks Ended November 24, 2011
	(in thousands)
Service cost	$178	$157	$356	$314
Interest cost	275	294	550	589
Net amortization of prior service cost and actuarial loss	72	30	143	60
Net periodic pension cost	$525	$481	$1,049	$963

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

2. Acquisition

On October 1, 2012, the Company formed a joint venture to acquire the Cornhusker Hotel and Office Plaza (the Cornhusker) in Lincoln, Nebraska, a 297-room, full-service hotel and seven-story office building. Under the terms of the agreement, the joint venture acquired the land, building and equipment and assumed an existing $25,744,000 non-recourse mortgage. The Company is a 73% majority owner of this joint venture and recognized a noncontrolling interest of $4,000,000. The fair value of the net assets acquired approximates the purchase price. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired based on their respective fair value. The results of operation of the Cornhusker are included in the consolidated statement of earnings since the acquisition date. In accordance with Accounting Standards Codification No. 810, Consolidation, the Cornhusker results are included in the hotels and resorts division revenue and operating income and the after-tax net earnings attributable to noncontrolling interests is deducted from net earnings on the consolidated statement of earnings.

3. Long-Term Debt

The $75,000,000 balance of the Company’s existing credit facility is classified as long-term debt as of November 29, 2012 due to commitments received from the bank group to replace the existing facility with a new five-year, $225,000,000 credit agreement. The new credit agreement will include a $50,000,000 five-year term loan and a $175,000,000 revolving credit facility.

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

On February 29, 2008, the Company entered into an interest rate swap agreement covering $25,000,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.49% while receiving interest at a defined variable rate of three-month LIBOR. The interest rate swap agreement was considered effective and qualified as a cash flow hedge. On March 19, 2008, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $567,000 ($338,000 net of tax). For each of the 13 weeks and 26 weeks ended November 29, 2012 and November 24, 2011, the Company reclassified $28,000 ($17,000 net of tax) and $57,000 ($34,000 net of tax), respectively, from accumulated other comprehensive loss to interest expense. The remaining loss at November 29, 2012 in accumulated other comprehensive loss will be reclassified into earnings as interest expense through April 15, 2013, the remaining life of the original hedge. The Company expects to reclassify approximately $43,000 ($24,000 net of tax) of additional loss into earnings through April 15, 2013.

4. Capital Lease Obligation

During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of November 29, 2012, 632 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in furniture, fixtures and equipment is $44,830,000 and $43,878,000 related to the digital systems as of November 29, 2012 and May 31, 2012, respectively. Accumulated amortization of the digital systems was $5,164,000 and $2,933,000 as of November 29, 2012 and May 31, 2012, respectively.

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

The Company’s capital lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company’s expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $4,353,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

5. Income Taxes

The Company’s effective income tax rate for the 26 weeks ended November 29, 2012 and November 24, 2011 was 40.1% and 38.6%, respectively.

6. Contingencies

On July 7, 2005, the Company amended its office lease in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space through November 2013. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $466,000 as of November 29, 2012.

Subsidiaries of the Company are defendants in legal proceedings related to the development of the condominium units at the Platinum Hotel & Spa. During the fiscal 2013 second quarter, a significant number of claims were settled for $750,000 and the charge is included in administrative expenses in the consolidated statement of earnings for the 13 and 26 weeks ended November 29, 2012. As of November 29, 2012, there are portions of two lawsuits remaining that the Company is vigorously defending. The Company does not expect any remaining exposure related to these lawsuits to have a material effect on the results of operations.

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

Following is a summary of business segment information for the 13 and 26 weeks ended November 29, 2012 and November 24, 2011 (in thousands):

13 Weeks Ended November 29, 2012	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$50,013	$50,447	$173	$100,633
Operating income (loss)	8,720	4,819	(3,822)	9,717
Depreciation and amortization	4,278	4,180	128	8,586

13 Weeks Ended November 24, 2011	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$41,091	$48,780	$198	$90,069
Operating income (loss)	4,642	5,082	(3,463)	6,261
Depreciation and amortization	4,892	3,891	127	8,910

26 Weeks Ended November 29, 2012	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$112,365	$105,886	$321	$218,572
Operating income (loss)	21,998	15,052	(6,878)	30,172
Depreciation and amortization	8,488	8,156	255	16,899

26 Weeks Ended November 24, 2011	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$110,954	$102,678	$344	$213,976
Operating income (loss)	21,525	14,369	(6,285)	29,609
Depreciation and amortization	9,742	7,833	255	17,830

8. Subsequent Event

On December 6, 2012, the Company’s Board of Directors approved a special cash dividend of $1.00 per share, payable on December 28, 2012. The Board also accelerated the quarterly cash dividend that would have been paid in February and May of 2013 to the December payment date. The total combined dividend payment made on December 28, 2012 was $30,924,000.

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

RESULTS OF OPERATIONS

General

We report our consolidated and individual segment results of operations on a 52- or -53-week fiscal year ending on the last Thursday in May. Fiscal 2013 is a 52-week year. Fiscal 2012 was a 53-week year and our reported results for fiscal 2012 benefited from the additional week of reported operations during the fourth quarter. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the second quarter and first half of fiscal 2013 and 2012 (in millions, except for per share and variance percentage data):

	Second Quarter				First Half
			Variance				Variance
	F2013	F2012	Amt.	Pct.	F2013	F2012	Amt.	Pct.
Revenues	$100.6	$90.1	$10.5	11.7%	$218.6	$214.0	$4.6	2.1%
Operating Income	9.7	6.3	3.4	55.2%	30.2	29.6	0.6	1.9%
Other income (expense)	(2.3)	(2.2)	(0.1)	-1.7%	(4.3)	(4.7)	0.4	7.5%
Net earnings	$4.7	$2.8	$1.9	67.3%	$15.4	$15.3	$0.1	0.7%

Net earnings per common share – diluted:	$0.17	$0.10	$0.07	70.0%	$0.54	$0.52	$0.02	3.8%

Revenues, operating income (earnings before other income/expense and income taxes) and net earnings increased during the second quarter of fiscal 2013 compared to the same period last year due primarily to improved operating results from our theatre division. Improved operating results from both our theatre division and our hotels and resorts division contributed to our improved performance during the first half of fiscal 2013 compared to the first half of fiscal 2012. Operating results from our theatre division increased significantly during our fiscal 2013 second quarter compared to the same period last year due to a strong slate of movies and an increase in our average concession sales per person, offsetting reduced operating results in the first quarter of fiscal 2013. Operating results from our hotels and resorts division were favorably impacted by higher occupancy rates and average daily rates during the fiscal 2013 periods compared to the prior year, although our fiscal 2013 second quarter results were negatively impacted by a recent settlement of a significant number of claims related to the ongoing Platinum Hotel & Spa litigation. A reduction in our interest expense also contributed to our improved fiscal 2013 first half net earnings compared to the prior year’s same period.

We did not recognize any significant variations in investment income, gains or losses on the disposition of property, equipment and other assets or net equity losses from unconsolidated joint ventures during the second quarter or first half of fiscal 2013 compared to the same periods last year. The timing of periodic sales of our property and equipment varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property, equipment and other assets.

Our interest expense totaled $2.3 million and $4.4 million for the second quarter and first half of fiscal 2013, respectively, compared to $2.3 million and $4.7 million during the same periods last year. The decrease in interest expense during the fiscal 2013 first half compared to the prior year was the result of reduced borrowings during the current year period and a lower average interest rate as we continued to pay principal on our outstanding senior notes. Our borrowing levels typically increase later in our fiscal year as our operating cash flows decline and our capital expenditures increase during our slower operating months. In addition, a recently assumed mortgage related to our newest majority-owned hotel, the Cornhusker Marriott, as well as new borrowings necessary to fund our recently paid special dividend, will further increase our total borrowings during the second half of fiscal 2013. As a result, we anticipate that we will realize an increase in our interest expense during the third and fourth quarters of fiscal 2013 compared to the prior year periods.

We reported income tax expense for the second quarter and first half of fiscal 2013 of $2.7 million and $10.4 million, respectively, compared to $1.2 million and $9.6 million during the same periods of fiscal 2012. As a result of a favorable resolution of a preliminary proposed state tax audit adjustment from a state taxing authority during our fiscal 2013 second quarter, we decreased our liability for unrecognized tax benefits during the second quarter of fiscal 2013 by over $300,000 (after increasing this liability by a similar amount during our fiscal 2013 first quarter), favorably impacting our fiscal 2013 second quarter effective income tax rate. Our fiscal 2013 first half effective tax rate was 40.1% compared to our fiscal 2012 first half effective tax rate of 38.6%. We currently expect our effective tax rate for the third and fourth quarters of fiscal 2013 to be closer to our historical 40% average, excluding any further changes in our liability for unrecognized tax benefits or potential changes in federal or state tax rates. Our actual fiscal 2013 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the second quarter and first half of fiscal 2013 and 2012 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2013	F2012	Amt.	Pct.	F2013	F2012	Amt.	Pct.
Revenues	$50.0	$41.1	$8.9	21.7%	$112.4	$111.0	$1.4	1.3%
Operating income	8.7	4.6	4.1	87.9%	22.0	21.5	0.5	2.2%
Operating margin (% of revenues)	17.4%	11.3%			19.6%	19.4%

Consistent with the seasonal nature of the motion picture exhibition industry, the second quarter of our fiscal year is typically the slowest period for our theatre division. Despite that fact, our theatre division revenues and operating income increased significantly during the fiscal 2013 second quarter compared to prior year’s same period due primarily to a significant increase in attendance and an increase in our average concession sales per person. The increase in our fiscal 2013 second quarter operating results offset decreases in our fiscal 2013 first quarter performance, resulting in an overall increase in our theatre division’s fiscal 2013 first half revenues and operating income compared to the same period in the prior year. Our fiscal 2013 second quarter and first half operating income and operating margin were negatively impacted by an approximately $400,000 impairment charge that we recognized related to our closing of an eight-screen theatre in Milwaukee, Wisconsin. Our fiscal 2012 second quarter and first half operating income and operating margin were negatively impacted by the fact that we recognized approximately $800,000 and $1.4 million, respectively, of accelerated depreciation during the periods related to our then-existing 35MM film projection systems that were replaced in conjunction with our deployment of new digital projection systems during fiscal 2012.

The following table provides a further break down of the components of revenues for the theatre division for the second quarter and first half of fiscal 2013 and 2012 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2013	F2012	Amt.	Pct.	F2013	F2012	Amt.	Pct.
Box office receipts	$30.6	$25.3	$5.3	21.0%	$69.1	$69.5	$(0.4)	-0.5%
Concession revenues	16.5	13.3	3.2	24.9%	37.5	36.1	1.4	3.9%
Other revenues	2.9	2.5	0.4	12.4%	5.8	5.4	0.4	7.1%
Total revenues	$50.0	$41.1	$8.9	21.7%	$112.4	$111.0	$1.4	1.3%

The increase in our box office receipts for the second quarter of fiscal 2013 compared to the same period last year was due primarily to an increase in theatre attendance. Our average ticket price also increased 2.5% during the fiscal 2013 second quarter compared to the same quarter last year. The increase in our average ticket price favorably impacted our box office receipts by approximately $720,000, or approximately 14%, of the increase in our box office receipts during our fiscal 2013 second quarter compared to the second quarter of fiscal 2012. The decrease in our box office receipts for the first half of fiscal 2013 compared to the same period last year was due entirely to a decrease in theatre attendance, partially offset by a 1.1% increase in our average ticket price and the fact that we had one additional theatre in operation for a portion of the current year period compared to the prior year. The increase in our average ticket price contributed approximately $740,000 to our box office receipts during our fiscal 2013 first half compared to the first half of fiscal 2012.

Our fiscal 2013 second quarter concession revenues increased compared to the same period last year due to an increase in theatre attendance and a 5.5% increase in our average concession revenues per person compared to the prior year same period. The increase in our average concession revenues per person contributed approximately $840,000, or approximately 26%, of the increase in our concession revenues during our fiscal 2013 second quarter compared to the same period last year. Our fiscal 2013 first half concession revenues increased compared to the same period last year due entirely to a 5.3% increase in our average concession revenues per person compared to the prior year same period, partially offset by reduced theatre attendance. Selected price increases and a change in concession product mix, including increased sales of higher priced non-traditional food and beverage items, were the primary reasons for our increased average concession sales per person during the fiscal 2013 periods. We opened our third Take Five Lounge, which serves alcoholic beverages, and our third Zaffiro’s Pizzeria & Bar full-service restaurant during our fiscal 2013 first quarter at theatres in Duluth, Minnesota and New Berlin, Wisconsin, respectively, contributing to our increased concession revenues during the fiscal 2013 periods. Other revenues increased slightly during our fiscal 2013 second quarter and first half compared to the same periods last year due primarily to an increase in advertising income.

Comparable theatre attendance increased 16.9% during the second quarter of fiscal 2013 compared to the same period last year. The increase in comparable theatre attendance was attributable primarily to a strong film slate during the months of October and November. In addition, our fiscal 2013 second quarter included the week after Thanksgiving, which includes a traditionally strong holiday weekend, favorably impacting our reported results by a minor amount. Last year, the week after Thanksgiving was included in our fiscal 2012 third quarter. Our highest grossing films during the fiscal 2013 second quarter included The Twilight Saga: Breaking Dawn – Part 2, Skyfall, Wreck-It Ralph (3D), Taken 2 and Hotel Transylvania (3D). The quantity of top performing films also increased during our fiscal 2013 second quarter – nine movies produced box office receipts of over $1.0 million for our circuit during our fiscal 2013 second quarter, compared to seven films that reached that milestone during the same period last year. Comparable theatre attendance decreased 2.6% during the first half of fiscal 2013 compared to the same period last year and was primarily attributable to reduced attendance in August during the Olympics and the fact that the Memorial Day weekend was not included in our fiscal 2013 first quarter.

Box office performance during the early weeks of our fiscal 2013 third quarter, including the important holiday period, has thus far exceeded the box office performance from the comparable weeks last year. Top performing holiday films this year have included November holdovers Skyfall and the final Twilight Saga film, as well as December releases such as The Hobbit: An Unexpected Journey, Jack Reacher, This Is 40, Django Unchained, Les Miserables and Parental Guidance. Films scheduled to be released during the remainder of our fiscal 2013 third quarter that may also generate box office interest include Zero Dark Thirty, Gangster Squad, Safe Haven, Identity Thief and A Good Day to Die Hard. Revenues for our theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of reasonable “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We ended the second quarter of fiscal 2013 with a total of 676 company-owned screens in 53 theatres and 11 managed screens in two theatres compared to 672 company-owned screens in 53 theatres and 11 managed screens in two theatres at the end of the same period last year. Early in our fiscal 2013 first quarter, we opened our 14th premium large-screen UltraScreen® auditorium adjacent to our theatre in Duluth, Minnesota. We closed an eight-screen theatre in Milwaukee, Wisconsin during our fiscal 2013 second quarter. Early in our fiscal 2012 third quarter, we purchased a 12-screen theatre in Franklin, Wisconsin out of receivership.

Hotels and Resorts

The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the second quarter and first half of fiscal 2013 and 2012 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2013	F2012	Amt.	Pct.	F2013	F2012	Amt.	Pct.
Revenues	$50.4	$48.8	$1.6	3.4%	$105.9	$102.7	$3.2	3.1%
Operating income	4.8	5.1	(0.3)	-5.2%	15.1	14.4	0.7	4.8%
Operating margin (% of revenues)	9.6%	10.4%			14.2%	14.0%

Hotels and resorts division revenues increased during our fiscal 2013 second quarter and first half compared to the prior year same periods due primarily to increases in our average daily room rate during the current year periods and the addition of a new hotel, the Cornhusker Marriott, during our fiscal 2013 second quarter. Hotels and resorts division operating income increased during our fiscal 2013 first half compared to the prior year same period due to these same increases in revenue. Our fiscal 2013 second quarter operating income would have also increased compared to the prior year if not for a recent settlement of a significant number of claims included in the ongoing litigation related to the Platinum Hotel & Spa in Las Vegas, Nevada. We incurred settlement costs related to this litigation of approximately $750,000 during the fiscal 2013 second quarter. We still have portions of two lawsuits that we are vigorously defending, but we believe the settlement reached on a significant number of claims was a positive development for the hotels and resorts division in the long run.

The following table sets forth certain operating statistics for the second quarter and first half of fiscal 2013 and 2012, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate (ADR) and our total revenue per available room (RevPAR) for comparable company-owned properties:

	Second Quarter(1)				First Half(1)
			Variance				Variance
	F2013	F2012	Amt.	Pct.	F2013	F2012	Amt.	Pct.
Occupancy pct.	76.8%	77.1%	(0.3) pts	-0.4%	80.8%	80.7%	0.1 pts	0.1%
ADR	$142.72	$140.99	$1.73	1.2%	$146.92	$143.87	$3.05	2.1%
RevPAR	$109.56	$108.66	$0.90	0.8%	$118.75	$116.03	$2.72	2.3%

(1)	These operating statistics represent averages of our eight distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at four of our eight comparable company-owned properties during the second quarter of fiscal 2013 and seven of our eight comparable company-owned properties during the first half of fiscal 2013 compared to the same periods last year. Reduced city-wide convention business in Milwaukee during our fiscal 2013 second quarter negatively impacted our occupancy rates during the quarter compared to the prior year quarter. As a result, our RevPAR increase did not match comparable industry results during the second quarter and first half of fiscal 2013. According to data from Smith Travel Research and compiled by us in order to compare our second quarter and first half results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 6.6% and 6.7% during our fiscal 2013 second quarter and first half, respectively.

The lodging industry continues to recover at a steady pace after several very difficult years. However, in order to better understand our fiscal 2013 results compared to pre-recessionary levels, the following table compares our fiscal 2013 second quarter and first half operating statistics to comparable fiscal 2008 operating statistics for the same eight comparable company-owned properties:

	Second Quarter				First Half
			Variance				Variance
	F2013	F2008	Amt.	Pct.	F2013	F2008	Amt.	Pct.
Occupancy pct.	76.8%	71.7%	5.1 pts	7.1%	80.8%	75.1%	5.7 pts	7.6%
ADR	$142.72	$152.77	$(10.05)	-6.6%	$146.92	$155.74	$(8.82)	-5.7%
RevPAR	$109.56	$109.48	$0.08	0.1%	$118.75	$116.96	$1.79	1.5%

As illustrated in the table above, fiscal 2013 second quarter and first half occupancy rates were significantly higher than they were prior to the recession-driven downturn in the hotel industry. Conversely, one of the biggest challenges facing our hotels and resorts division, and the industry as a whole, has been the overall decline in ADR since the recession began in 2008, as highlighted in the above comparisons to our fiscal 2008. Recent trends in ADR have been improving and we were pleased to report our eighth straight quarter of year-over-year ADR increases during our fiscal 2013 second quarter, with five of our eight comparable company-owned properties reporting year-over-year increases in ADR during the quarter and six of our eight comparable company-owned properties reporting year-over-year increases in ADR during the first half of fiscal 2013 compared to the same periods last year.

As the comparison to fiscal 2008 results indicates, our fiscal 2013 second quarter and first half RevPAR exceeded pre-recessionary levels (not adjusted for inflation), but our increase in occupancy percentage was partially offset by the fact that ADR remains below fiscal 2008 levels. We are encouraged by the recent increases we have experienced in our ADR, but in order to realize ADRs at or above pre-recession levels, we believe we will need to continue to regain the ability to increase prices for our business travelers and continue a customer mix shift away from lower priced customer segments (such as those using alternate internet booking channels).

Hotels and resorts division operating margins increased during our fiscal 2013 first half compared to the prior year same period due to the increase in revenues described above and operating margins would have also increased during our fiscal 2013 second quarter compared to the prior year quarter if not for the previously described claims settlement related to the Platinum Hotel & Spa litigation. The fact that our ADR increase was the largest contributor to our improved RevPAR during the fiscal 2013 first half contributed to our increased operating margin during the period compared to the same period last year. Excluding the claims settlement related to the Platinum Hotel & Spa litigation, approximately 44% of our fiscal 2013 first half revenue increase flowed through to our operating income during our fiscal 2013 first half, closely approximating the 50% flow through that we typically target.

Whether the current positive trends continue depends in large part on the economic environment in which we operate. We remain concerned about the fragility of the current economy, as well as the uncertainty surrounding the current employment and political environment. We generally expect our favorable revenue trends to continue into future periods, although we do not believe that our RevPAR increases are likely to be as great as they have been the past two years. We also are concerned about an expected increase in room supply in our important Milwaukee market – the first of these new hotels opened late in our fiscal 2013 second quarter. Unless demand increases, we believe that it is likely that our Milwaukee hotels will be negatively impacted to some degree by the new supply in the coming years. We have initiated aggressive marketing and operating strategies to try to maintain our market share under these challenging conditions.

We completed the restoration of the Monarch Room lobby lounge at our Hilton Milwaukee hotel late in our fiscal 2013 first quarter in conjunction with the final phase of a multi-million dollar renovation of this hotel. The design is reminiscent of the classic, old-school lobby cocktail lounge, with added amenities such as spacious seating, workstations and a media center that appeal to today’s travelers. We also plan to open new concierge and club lounges at our Pfister Hotel and Grand Geneva Resort & Spa during the fourth quarter of fiscal 2013. In addition, we intend to build on the success of our dining rewards program, Marcus Rewards, by expanding the program to include points for room nights, beginning with the Pfister Hotel this winter.

Early in our fiscal 2013 second quarter, we formed a joint venture with a fund affiliate of LEM Capital to acquire the Cornhusker Hotel and Office Plaza in Lincoln, Nebraska. Under the terms of the transaction, we are the 73% majority owner of this joint venture. This is the first transaction sourced by MCS Capital, our new hotel investment business. We recently reaffiliated the hotel with Marriott International and we intend to begin a multi-million dollar renovation of the hotel during calendar 2013.

The Cornhusker Hotel, a Nebraska landmark, is a 297-room, full-service hotel with 45,600 square feet of meeting space located in downtown Lincoln. The Cornhusker Office Plaza is a seven-story building with a total of 85,592 square feet of net leasable office space that is nearly 90% occupied. The office building is connected to the hotel by a four-story atrium that we intend to use for local events and exhibits, and will feature the work of local artists. Our plans include a renovation of the hotel lobby, all guest rooms and suites, meeting space, restaurant and bars. We intend to introduce our second Miller Time Pub & Grill, developed in conjunction with world class brewer MillerCoors, to the hotel.

Under the terms of the agreement, the joint venture assumed an existing non-recourse mortgage of $25.7 million and we recognized a noncontrolling interest of $4.0 million related to LEM Capital’s prior investment in the hotel. We will provide the funding for the previously described renovation as our equity contribution to the joint venture. In accordance with applicable accounting guidance, 100% of the hotel operating results are included in our hotels and resorts division revenues and operating income and the after-tax net earnings attributable to noncontrolling interests is deducted from net earnings on our consolidated statement of earnings (a similar accounting treatment is used for our 60%-owned Skirvin Hilton hotel joint venture). We do not expect the newly-added property to have a significant impact on our operating income until after the planned renovations are completed.

We also announced on October 4, 2012 that we entered into a joint venture with Carey Watermark Investors Incorporated and The Arden Group, Inc. to acquire the Westin Atlanta Perimeter North in Atlanta, Georgia. The 372-room hotel includes 20,000 square feet of meeting space, restaurant, lounge, business center, fitness center, gift shop and outdoor pool. The total investment of the joint venture in the property will be approximately $57 million, including a renovation of guest rooms and public spaces of approximately $14 million, which we anticipate will be completed in early calendar 2014. We are an approximately 11% minority partner in the joint venture, and we are managing the hotel.

We have a number of additional potential growth opportunities that we are currently evaluating. The timing and nature of the opportunities may vary and include pure management contracts, management contracts with equity and joint venture investments.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $100 million of unused credit lines as of the end of our fiscal 2013 second quarter, will be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2013.

Early in the third quarter of fiscal 2013, we received commitments from our bank group to replace our existing $175 million credit facility with a new five-year, $225 million credit agreement. As a result, borrowings under our existing facility at November 29, 2012 have been classified as long-term. The new credit agreement will include a $50 million five-year term loan and a $175 million revolving credit facility. The terms of the new credit agreement are similar to our previous credit facility. Borrowings under the term loan and revolving credit facility bear interest at LIBOR plus 0.85% to 1.375%, based upon borrowing levels. The new credit agreement matures in January 2018 and requires an annual facility fee on the total commitment equal to 0.15% to 0.25%, based upon borrowing levels. We also refinanced a $15.1 million mortgage note related to our Skirvin Hilton hotel early in our fiscal 2013 third quarter, extending the maturity date an additional three years plus two one-year options.

Net cash provided by operating activities increased by approximately $900,000 during the first half of fiscal 2013 to $36.4 million, compared to $35.5 million during the first half of the prior year. The increase was due primarily to the favorable timing of the payment of accounts payable and other accrued liabilities.

Net cash used in investing activities during the fiscal 2013 first half totaled $13.2 million, compared to $15.0 million during the fiscal 2012 first half. The decrease in net cash used in investing activities was primarily the result of reduced capital expenditures, partially offset by reduced proceeds from the disposal of property, equipment and other assets. Proceeds from the disposal of property, equipment and other assets of $3.9 million during fiscal 2012 related to the sale of previously owned digital projection systems in conjunction with our previously described master license agreement. In accordance with accounting guidance for sale-leaseback transactions, the difference between the sale proceeds and our book value of the underlying assets resulted in a deferred gain of approximately $1.0 million that is being amortized to earnings over the ten-year life of our master license agreement.

Capital expenditures totaled $10.5 million during the first half of fiscal 2013, compared to $17.4 million during the first half of the prior year. Capital expenditures during the first half of fiscal 2013 do not include the assumption of an existing mortgage and recognition of a noncontrolling interest related to the approximately $30 million acquisition of the Cornhusker Hotel, as these were non-cash transactions. Fiscal 2013 first half capital expenditures included approximately $5.9 million incurred in our theatre division, including costs associated with the completion of our newest Zaffiro’s Pizzeria & Bar and UltraScreen at two theatres, several additional digital cinema installations, as well as another theatre renovation. The largest expenditures in our hotels and resorts division during the first half of fiscal 2013 were closing costs associated with the Cornhusker Hotel acquisition and the previously described renovation of the Monarch Lounge at our Hilton Milwaukee property. Fiscal 2012 first half capital expenditures included approximately $11.4 million incurred by our theatre division, including our up-front digital cinema contribution in conjunction with our master license agreement, costs associated with a lobby remodel at an existing theatre and expenditures related to the construction of a new Zaffiro’s Pizzeria and Bar at another theatre. Fiscal 2012 first half capital expenditures also included approximately $5.8 million incurred in our hotels and resorts division, including costs associated with a renovation at our Hotel Phillips property.

Net cash used in financing activities during the first half of fiscal 2013 totaled $19.5 million compared to $18.6 million during the first half of fiscal 2012. The increase in net cash used in financing activities was due to a significant increase in share repurchases during the first half of fiscal 2013 compared to the same period last year, partially offset by a net increase in our debt.

We used excess cash during both periods to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, we added $74.0 million of new debt and we made $70.4 million of principal payments on long-term debt during our fiscal 2013 first half (net increase in long-term debt of $4.4 million, excluding the assumption of the Cornhusker Marriott existing mortgage) compared to $52.0 million of new debt added and $61.4 million of principal payments made during our fiscal 2012 first half (net reduction in long-term debt of $9.4 million). Our debt-capitalization ratio was 0.41 at November 29, 2012 compared to 0.37 at our fiscal 2012 year-end.

We repurchased approximately 1.7 million shares of our common stock for approximately $19.4 million during the first half of fiscal 2013 through the purchase of shares in the open market and the exercise of stock options, compared to approximately 561,000 shares repurchased for approximately $4.9 million during the first half of fiscal 2012, contributing to our increased net cash used in financing activities during the first half of fiscal 2013. As of November 29, 2012, approximately 1.0 million shares remained available for repurchase under our then-current Board of Directors stock repurchase authorizations. On January 8, 2013, our Board of Directors authorized the repurchase of up to an additional 3.0 million shares of our common stock. We expect that any additional repurchases will be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

On December 6, 2012, our Board of Directors approved a special cash dividend of $1.00 per share, payable on December 28, 2012. Due to concerns over potential tax law changes in 2013, our Board also accelerated the quarterly cash dividends that would have been paid in February and May of 2013 to the December 2012 payment date. The total combined dividend payment made on December 28, 2012 was approximately $30.9 million. We plan on returning to our regular quarterly dividend payment schedule beginning in August 2013.

We previously indicated that we expected our full-year fiscal 2013 capital expenditures, including potential purchases of interests in joint ventures (but excluding any significant acquisitions) to be in the $65-$95 million range. At this stage of our fiscal year, barring any growth opportunities that could arise in the remaining months, we believe our actual fiscal 2013 capital expenditures will approximate $35-$50 million. These revised totals exclude the previously described $30 million non-cash acquisition of the Cornhusker Hotel.

Our estimate of full-year fiscal 2013 capital expenditures included approximately $5 million related to our projected share of the costs associated with a proposed joint venture’s acquisition of the adjacent land and initial construction costs for a previously described mixed use retail development currently proposed on the site of one of our former theatres in the Town of Brookfield, Wisconsin. We continue to negotiate with local government for financial support for certain infrastructure costs related to this project, which we have named The Corners of Brookfield, and we are also actively seeking a majority equity partner as well as assessing leasing interest in the project.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2012. No material change to such risk factors has occurred during the 26 weeks ended November 29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were made in conjunction with the exercise of stock options and the purchase of shares in the open market and pursuant to the publicly announced repurchase authorization described below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
August 31 – September 27	201,360	$11.60	201,360	2,465,000
September 28 – October 25	928,417	11.10	928,417	1,536,583
October 26 – November 29	499,593	11.00	499,593	1,036,990
Total	1,629,370	$11.13	1,629,370	1,036,990

(1)	Through November 29, 2012, our Board of Directors had authorized the repurchase of up to 8.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of November 29, 2012, we had repurchased 7,650,511 shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from The Marcus Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: January 8, 2013	By:	/s/ Gregory S. Marcus
Gregory S. Marcus President and Chief Executive Officer

DATE: January 8, 2013	By:	/s/ Douglas A. Neis
Douglas A. Neis Chief Financial Officer and Treasurer

S-1