Form 10-Q
period 2013-02-28
MARCUS CORP
filed 2013-04-09
CIK 62234

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

COMMON STOCK OUTSTANDING AT MARCH 31, 2013 – 18,341,273

CLASS B COMMON STOCK OUTSTANDING AT MARCH 31, 2013 – 8,763,264

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	February 28, 2013	May 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$8,626	$6,020
Restricted cash	7,098	6,382
Accounts and notes receivable, net of reserves of $1,330 and $1,066, respectively	8,192	8,467
Refundable income taxes	3,022	2,950
Deferred income taxes	2,918	2,797
Other current assets	6,289	7,020
Total current assets	36,145	33,636

Property and equipment:
Land and improvements	99,709	97,253
Buildings and improvements	571,420	543,278
Leasehold improvements	61,726	61,415
Furniture, fixtures and equipment	250,284	247,551
Construction in progress	6,297	3,951
Total property and equipment	989,436	953,448
Less accumulated depreciation and amortization	360,345	338,803
Net property and equipment	629,091	614,645

Other assets:
Investments in joint ventures	2,741	2,621
Goodwill	44,032	44,135
Condominium units	3,508	3,508
Other	33,146	34,466
Total other assets	83,427	84,730

TOTAL ASSETS	$748,663	$733,011

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	February 28, 2013	May 31, 2012

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,651	$18,945
Taxes other than income taxes	12,759	13,110
Accrued compensation	8,351	12,098
Other accrued liabilities	28,405	25,004
Current portion of capital lease obligation	4,481	4,189
Current maturities of long-term debt	14,677	97,918
Total current liabilities	85,324	171,264

Capital lease obligation	29,434	31,489

Long-term debt	238,598	106,276

Deferred income taxes	44,683	44,372

Deferred compensation and other	35,565	35,821

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares;
none issued	—	—
Common Stock, $1 par; authorized 50,000,000 shares;
issued 22,426,249 shares at February 28, 2013 and 22,372,198 shares at May 31, 2012	22,426	22,372
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,763,264 shares at February 28, 2013 and 8,817,315 shares at May 31, 2012	8,763	8,818
Capital in excess of par	51,716	50,836
Retained earnings	275,061	296,644
Accumulated other comprehensive loss	(4,088)	(4,139)
	353,878	374,531
Less cost of Common Stock in treasury (3,914,549 shares at February 28, 2013 and 2,298,904 shares at May 31, 2012)	(48,702)	(30,742)
Total shareholders' equity attributable to The Marcus Corporation	305,176	343,789
Noncontrolling interests	9,883	—
Total equity	315,059	343,789

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$748,663	$733,011

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings

(in thousands, except per share data)	February 28, 2013		February 23, 2012
	13 Weeks	39 Weeks	13 Weeks	39 Weeks
Revenues:
Theatre admissions	$32,961	$102,099	$35,003	$104,516
Rooms	18,581	75,125	15,918	70,237
Theatre concessions	17,496	55,017	18,524	54,636
Food and beverage	12,699	42,358	11,569	40,915
Other revenues	11,937	37,647	11,063	35,749
Total revenues	93,674	312,246	92,077	306,053

Costs and expenses:
Theatre operations	28,543	86,807	29,037	87,676
Rooms	9,057	28,204	8,011	26,416
Theatre concessions	4,972	14,932	4,565	13,654
Food and beverage	10,951	32,236	9,832	30,620
Advertising and marketing	5,583	18,090	5,068	16,715
Administrative	11,825	34,888	10,530	32,086
Depreciation and amortization	8,591	25,490	8,279	26,109
Rent	2,077	6,308	2,051	6,182
Property taxes	3,860	11,015	3,003	9,759
Other operating expenses	7,821	23,293	7,626	23,152
Impairment charge	618	1,035	—	—
Total costs and expenses	93,898	282,298	88,002	272,369

Operating income (loss)	(224)	29,948	4,075	33,684

Other income (expense):
Investment income	258	301	88	257
Interest expense	(2,464)	(6,855)	(2,323)	(6,974)
Extinguishment of debt	6,008	6,008	—	—
Loss on disposition of property, equipment and other assets	(315)	(289)	(741)	(920)
Equity losses from unconsolidated joint ventures, net	(295)	(318)	(173)	(210)
	3,192	(1,153)	(3,149)	(7,847)

Earnings before income taxes	2,968	28,795	926	25,837
Income taxes (benefit)	(1,310)	9,051	192	9,802
Net earnings	4,278	19,744	734	16,035
Net earnings attributable to noncontrolling interests	5,650	5,713	—	—
Net earnings (loss) attributable to The Marcus Corporation	$(1,372)	$14,031	$734	$16,035

Net earnings (loss) per share – basic:
Common Stock	$(0.05)	$0.56	$0.03	$0.56
Class B Common Stock	$(0.05)	$0.48	$0.02	$0.51

Net earnings (loss) per share – diluted:
Common Stock	$(0.05)	$0.50	$0.03	$0.55
Class B Common Stock	$(0.05)	$0.48	$0.02	$0.51

Dividends per share:
Common Stock	$1.170	$1.340	$0.085	$0.255
Class B Common Stock	$1.064	$1.218	$0.077	$0.232

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands except per share data)	February 28, 2013		February 23, 2012
	13 Weeks	39 Weeks	13 Weeks	39 Weeks

Net earnings (loss) attributable to The Marcus Corporation	$(1,372)	$14,031	$734	$16,035

Other comprehensive income, net of tax:
Change in unrealized gain on available for sale investments	—	—	108	63
Amortization of loss on swap agreement	17	51	17	50

Other comprehensive income	17	51	125	113

Comprehensive income (loss) attributable to The Marcus Corporation	$(1,355)	$14,082	$859	$16,148

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	39 Weeks Ended
(in thousands)	February 28, 2013	February 23, 2012

OPERATING ACTIVITIES:
Net earnings	$19,744	$16,035
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings attributable to noncontrolling interest	(5,713)	—
Losses on loans to and investments in joint ventures	318	210
Distribution from joint venture	120	127
Loss on disposition of property, equipment and other assets	289	920
Impairment charge	1,035	─
Amortization of loss on swap agreement	85	85
Amortization of favorable lease right	250	250
Depreciation and amortization	25,490	26,109
Stock compensation expense	1,333	1,609
Deferred income taxes	259	403
Deferred compensation and other	(473)	(76)
Changes in operating assets and liabilities:
Accounts and notes receivable	325	1,076
Other current assets	731	4,315
Accounts payable	(774)	(2,364)
Income taxes	(72)	2,243
Taxes other than income taxes	(351)	(19)
Accrued compensation	(3,747)	1,423
Other accrued liabilities	3,401	1,935
Total adjustments	22,506	38,246
Net cash provided by operating activities	42,250	54,281

INVESTING ACTIVITIES:
Capital expenditures and purchase of theatre	(14,635)	(31,253)
Proceeds from disposals of property, equipment and other assets	104	3,952
Increase in restricted cash	(716)	(735)
Increase in other assets	(2,984)	(799)
Purchase of interest in joint venture	(444)	—
Cash advanced to joint venture	(30)	(55)
Net cash used in investing activities	(18,705)	(28,890)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from issuance of notes payable and long-term debt	231,100	81,779
Principal payments on notes payable and long-term debt	(198,011)	(91,532)
Equity transactions:
Treasury stock transactions, except for stock options	(19,889)	(4,695)
Exercise of stock options	1,476	462
Dividends paid	(35,615)	(7,297)
Net cash used in financing activities	(20,939)	(21,283)

Net increase in cash and cash equivalents	2,606	4,108
Cash and cash equivalents at beginning of period	6,020	3,580
Cash and cash equivalents at end of period	$8,626	$7,688

Supplemental Information:
Interest paid, net of amounts capitalized	$5,355	$5,510
Income taxes paid	$10,186	$9,690

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 39 WEEKS ENDED FEBRUARY 28, 2013

1.         General

Accounting Policies – Refer to the Company’s audited financial statements (including footnotes) for the fiscal year ended May 31, 2012, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The consolidated financial statements for the 13 and 39 weeks ended February 28, 2013 and February 23, 2012 have been prepared by the Company without audit. The equity interest of outside owners in consolidated entities is recorded as noncontrolling interests in the consolidated balance sheets, and their share of earnings is recorded as net earnings attributable to noncontrolling interests in the consolidated statements of earnings. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the unaudited interim financial information at February 28, 2013, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods.

Depreciation and Amortization – Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $8,439,000 and $25,231,000 for the 13 and 39 weeks ended February 28, 2013, respectively, and $8,269,000 and $25,790,000 for the 13 and 39 weeks ended February 23, 2012, respectively.

Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. For the purpose of determining fair value, defined as the amount at which an asset or group of assets could be bought or sold in a current transaction between willing parties, the Company utilizes currently available market valuations of similar assets in its respective industries, often expressed as a given multiple of operating cash flow. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of February 28, 2013 and May 31, 2012 and determined that there was no significant impact on the Company’s results of operations, other than impairment losses recorded in fiscal 2013 related to a theatre that closed during the second quarter of fiscal 2013 and a budget-oriented theatre that was offered for sale during the third quarter of fiscal 2013. The Company determined that the fair value of these theatres, measured using Level 3 pricing inputs, was less than their carrying values, and recorded pre-tax impairment losses of $417,000 and $618,000 during the second and third quarters of fiscal 2013, respectively.

Acquisitions – The Company recognizes identifiable assets acquired, liabilities assumed and noncontrolling interests assumed in an acquisition at their fair values at the acquisition date based upon all information available to it, including third-party appraisals. Acquisition-related costs, such as due diligence and legal fees, are expensed as incurred. The excess of acquisition costs over the fair value of the identifiable net assets acquired is reported as goodwill.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	February 28, 2013	May 31, 2012
	(in thousands)
Unrealized loss on available for sale investments	$(8)	$(8)
Unrecognized loss on terminated interest rate swap agreement	(7)	(58)
Net unrecognized actuarial loss for pension obligation	(4,073)	(4,073)
	$(4,088)	$(4,139)

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended February 28, 2013	13 Weeks Ended February 23, 2012	39 Weeks Ended February 28, 2013	39 Weeks Ended February 23, 2012
	(in thousands, except per share data)
Numerator:
Net earnings (loss)	$(1,372)	$734	$14,031	$16,035
Denominator:
Denominator for basic EPS	27,254	29,172	28,105	29,331
Effect of dilutive employee stock options	20	37	19	31
Denominator for diluted EPS	27,274	29,209	28,124	29,362
Net earnings (loss) per share – basic:
Common Stock	$(0.05)	$0.03	$0.56	$0.56
Class B Common Stock	$(0.05)	$0.02	$0.48	$0.51
Net earnings (loss) per share – diluted:
Common Stock	$(0.05)	$0.03	$0.50	$0.55
Class B Common Stock	$(0.05)	$0.02	$0.48	$0.51

Fair Value Measurements – Certain financial assets and liabilities are recorded at fair value in the consolidated financial statements. Some are measured on a recurring basis, while others are measured on a non-recurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. A fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At February 28, 2013 and May 31, 2012, the Company’s $78,000 of available for sale securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 – Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At February 28, 2013 and May 31, 2012, none of the Company’s assets or liabilities were valued using Level 2 pricing inputs.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At February 28, 2013 and May 31, 2012, none of the Company’s financial assets or liabilities were valued using Level 3 pricing inputs.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended February 28, 2013	13 Weeks Ended February 23, 2012	39 Weeks Ended February 28, 2013	39 Weeks Ended February 23, 2012
	(in thousands)
Service cost	$178	$157	$534	$471
Interest cost	274	295	824	884
Net amortization of prior service cost and actuarial loss	72	30	215	90
Net periodic pension cost	$524	$482	$1,573	$1,445

New Accounting Pronouncement - In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU No. 2011-05). ASU No. 2011-05 amends the guidance within Accounting Standards Codification (ASC) Topic 220, Comprehensive Income, to eliminate the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. ASU No. 2011-05 requires that all non-owner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted ASU No. 2011-05 in fiscal 2012 and is presenting comprehensive income in two separate but consecutive statements.

2.          Acquisition

On October 1, 2012, the Company formed a joint venture to acquire the Cornhusker Hotel and Office Plaza (the Cornhusker) in Lincoln, Nebraska, a 297-room, full-service hotel and seven-story office building. Under the terms of the agreement, the joint venture acquired the land, building and equipment and assumed an existing $25,744,000 non-recourse mortgage. The Company is a 73% majority owner of this joint venture and recognized a noncontrolling interest of $4,000,000. The fair value of the net assets acquired approximates the purchase price. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired based on their respective fair value. The results of operation of the Cornhusker are included in the consolidated statement of earnings since the acquisition date. In accordance with ASC No. 810, Consolidation, the Cornhusker results are included in the hotels and resorts division revenue and operating income and the after-tax net earnings attributable to noncontrolling interests is deducted from net earnings on the consolidated statement of earnings.

3.         Long-Term Debt

During the second quarter of fiscal 2013, the Company replaced its existing $175,000,000 credit facility with a new five-year, $225,000,000 credit agreement. The new credit agreement includes a five-year, $50,000,000 term loan and a $175,000,000 revolving credit facility.

During the third quarter of fiscal 2013, the Company refinanced the debt related to the Skirvin Hilton hotel in Oklahoma City (the Company owns a 60% interest in this hotel). In conjunction with that refinancing, approximately $9,753,000 of debt originally issued as part of a new markets tax credit structure was cancelled in December 2012 after certain time-related conditions related to the tax credits were met. As a result, the Company recognized income from the extinguishment of debt of $6,008,000 during the third quarter of fiscal 2013, representing cancellation of the $9,753,000 of debt less approximately $3,745,000 of deferred fees related to the issuance of the debt. This extinguishment of debt income did not impact the Company’s reported net earnings attributable to The Marcus Corporation because, pursuant to the terms of the operating agreement with the Company’s 40% joint venture partner, the Company allocated 100% of this income to the noncontrolling interest. The Company also refinanced a $15,093,000 mortgage note related to this hotel and replaced it with a new $14,350,000 mortgage note that extended the maturity date an additional three years, with an option to extend the maturity date for an additional two one-year periods.

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into an interest rate swap agreement on February 28, 2013 covering $25,000,000 of floating rate debt, which expires January 22, 2018, and requires the Company to pay interest at a defined rate of 0.96% while receiving interest at a defined variable rate of one-month LIBOR (0.25% at February 28, 2013). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of February 28, 2013, the interest rate swap was considered effective and had no effect on earnings. The notional amount of the swap was $25,000,000 and the fair value of the interest rate swap was $0 as of February 28, 2013. The Company does not expect the interest rate swap to have any effect on earnings within the next 12 months.

On February 29, 2008, the Company entered into an interest rate swap agreement covering $25,000,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.49% while receiving interest at a defined variable rate of three-month LIBOR. The interest rate swap agreement was considered effective and qualified as a cash flow hedge. On March 19, 2008, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $567,000 ($338,000 net of tax). For each of the 13 weeks and 39 weeks ended February 28, 2013 and February 23, 2012, the Company reclassified $28,000 ($17,000 net of tax) and $85,000 ($51,000 net of tax), respectively, from accumulated other comprehensive loss to interest expense. The remaining loss at February 28, 2013 in accumulated other comprehensive loss will be reclassified into earnings as interest expense through April 15, 2013, the remaining life of the original hedge. The Company expects to reclassify approximately $14,000 ($7,000 net of tax) of additional loss into earnings through April 15, 2013.

4. Capital Lease Obligation

During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of February 28, 2013, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in furniture, fixtures and equipment is $45,510,000 and $43,878,000 related to the digital systems as of February 28, 2013 and May 31, 2012, respectively. Accumulated amortization of the digital systems was $6,302,000 and $2,933,000 as of February 28, 2013 and May 31, 2012, respectively.

Under the terms of the master licensing agreement, the Company made an initial one-time payment to CDF2. The Company expects that the balance of CDF2’s costs to deploy the systems will be covered primarily through the payment of virtual print fees (VPF’s) from film distributors to CDF2 each time a digital movie is booked on one of the systems deployed on a Company screen. The Company agreed to make an average number of bookings of eligible digital movies on each screen on which a licensed system has been deployed to provide for a minimum level of VPF’s paid by distributors (standard booking commitment) to CDF2. To the extent the VPF’s paid by distributors are less than the standard booking commitment, the Company must make a shortfall payment to CDF2. Based upon the Company’s historical booking patterns, the Company does not expect to make any shortfall payments during the life of the agreement. ASC No. 840, Leases, requires that the Company consider the entire amount of the standard booking commitment minimum lease payments for purposes of determining the capital lease obligation. The maximum amount per year that the Company could be required to pay is approximately $6,163,000 until the obligation is fully satisfied.

The Company’s capital lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company’s expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $4,481,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

5. Special Dividend

On December 6, 2012, the Company’s Board of Directors approved a special cash dividend of $1.00 per share of Common Stock and $0.90909 per share of Class B Common Stock, which was paid on December 28, 2012. The Board also accelerated the next two quarterly cash dividends totaling $0.17 per share of Common Stock and $0.15454 per share of Class B Common Stock that would have been paid in February and May of 2013 to the December payment date. The total combined dividend payment made on December 28, 2012 was $30,924,000.

6. Income Taxes

The Company’s effective income tax rate, adjusted for earnings from noncontrolling interests, for the 39 weeks ended February 28, 2013 and February 23, 2012 was 39.2% and 37.9%, respectively. The Company has not included the income tax expense related to the net earnings attributable to noncontrolling interest in its income tax expense (benefit) as the entities are considered pass-through entities and, as such, the income tax expense is attributable to its owners.

7. Contingencies

On July 7, 2005, the Company amended its office lease in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space through November 2013. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $356,000 as of February 28, 2013.

8. Business Segment Information

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

Following is a summary of business segment information for the 13 and 39 weeks ended February 28, 2013 and February 23, 2012 (in thousands):

13 Weeks Ended February 28, 2013	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$53,466	$40,064	$144	$93,674
Operating income (loss)	9,028	(5,948)	(3,304)	(224)
Depreciation and amortization	4,162	4,277	152	8,591

13 Weeks Ended February 23, 2012	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$56,193	$35,665	$219	$92,077
Operating income (loss)	11,915	(4,390)	(3,450)	4,075
Depreciation and amortization	4,178	3,983	118	8,279

39 Weeks Ended February 28, 2013	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$165,831	$145,950	$465	$312,246
Operating income (loss)	31,026	9,104	(10,182)	29,948
Depreciation and amortization	12,650	12,433	407	25,490

39 Weeks Ended February 23, 2012	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$167,147	$138,343	$563	$306,053
Operating income (loss)	33,440	9,979	(9,735)	33,684
Depreciation and amortization	13,920	11,816	373	26,109

THE MARCUS CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, projections, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division, as well as other industry dynamics such as the maintenance of a suitable window between the date motion pictures are released in theatres and the date they are released to other distribution channels; (2) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, and preopening and start-up costs due to the capital intensive nature of our businesses; (3) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (4) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (5) the effects on our occupancy and room rates of the relative industry supply of available rooms at comparable lodging facilities in our markets; (6) the effects of competitive conditions in our markets; (7) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; and (8) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States or incidents such as the tragedy in a movie theatre in Colorado. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

The following table sets forth revenues, operating income (loss), other income (expense), net earnings (loss) and net earnings (loss) per common share for the third quarter and first three quarters of fiscal 2013 and 2012 (in millions, except for per share and variance percentage data):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2013	F2012	Amt.	Pct.	F2013	F2012	Amt.	Pct.
Revenues	$93.7	$92.1	$1.6	1.7%	$312.2	$306.1	$6.1	2.0%
Operating income (loss)	(0.2)	4.1	(4.3)	-105.5%	29.9	33.7	(3.8)	-11.1%
Other income (expense)	3.2	(3.1)	6.3	201.4%	(1.2)	(7.8)	6.6	85.3%
Net earnings (loss) attributable to noncontrolling interests	5.7	─	5.7	N/A	5.7	─	5.7	N/A
Net earnings (loss) attributable to The Marcus Corp.	$(1.4)	$0.7	$(2.1)	-286.9%	$14.0	$16.0	$(2.0)	-12.5%
Net earnings (loss) per common share – diluted:	$(0.05)	$0.03	$(0.08)	-266.7%	$0.50	$0.55	$(0.05)	-9.1%

Revenues increased during the third quarter and first three quarters of fiscal 2013 compared to the same periods last year due primarily to increased revenues from our hotels and resorts division, partially offset by decreased revenues from our theatre division during both fiscal 2013 periods compared to the prior year. Operating income (earnings before other income/expense and income taxes) and net earnings attributable to The Marcus Corporation decreased during the third quarter and first three quarters of fiscal 2013 compared to the same periods last year due in part to reduced operating results from our theatre division. Operating results from our theatre division decreased during our fiscal 2013 periods compared to the same periods last year due to a weaker slate of movies, partially offset by an increase in our average concession sales per person. Operating results from our hotels and resorts division were favorably impacted by higher occupancy rates and average daily rates during the third quarter and first three quarters of fiscal 2013 compared to the same periods during fiscal 2012. Operating results during the third quarter and first three quarters of fiscal 2013 were also negatively impacted by approximately $1.4 million and $3.0 million, respectively, of pre-tax costs related to the settlement of lawsuits concerning our Las Vegas property, as well as $618,000 and $1.0 million, respectively, of pre-tax impairment losses related to our theatre division. We estimate that these unusual items negatively impacted our net earnings per share during our third quarter and first three quarters of fiscal 2013 by approximately $0.04 and $0.09 per share, respectively.

A small increase in investment income during the third quarter of fiscal 2013 compared to the same period of the prior year was offset by a small increase in net equity losses from unconsolidated joint ventures during the same period. We did not recognize any significant variations in investment income and net equity losses from unconsolidated joint ventures during the first three quarters of fiscal 2013 compared to the prior year.

We reported losses on disposition of property, equipment and other assets of $(315,000) and $(289,000), respectively, during the third quarter and first three quarters of fiscal 2013 compared to losses of $(741,000) and $(920,000) during the same periods last year. The larger losses reported during our fiscal 2012 periods were primarily a result of the write-off of property and equipment that we disposed of in conjunction with several renovations at several of our hotel properties. The timing of periodic sales or disposals of our property and equipment varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment.

Our interest expense totaled $2.5 million and $6.9 million, respectively, for the third quarter and first three quarters of fiscal 2013 compared to $2.3 million and $7.0 million, respectively, during the same periods last year. The slight increase in interest expense during the third quarter of fiscal 2013 compared to the prior year period was the result of a recently-assumed mortgage related to our newest majority-owned hotel, The Cornhusker, A Marriott Hotel, as well as new borrowings necessary to fund our recently paid special dividend. Our average interest rate on borrowings under our new bank credit agreement executed in January 2013 is also slightly higher than the rate previously paid on borrowings under our prior agreement. As a result, we would anticipate that we will also recognize an increase in our interest expense during the fourth quarter of fiscal 2013 compared to the prior year period if not for the fact that last year’s fourth quarter included an extra week of operations.

During the third quarter of fiscal 2013, we refinanced the debt related to the Skirvin Hilton hotel in Oklahoma City (we own a 60% interest in this hotel). In conjunction with that refinancing, approximately $9.8 million of debt originally issued as part of a new markets tax credit structure was cancelled in December 2012 after certain time-related conditions related to the tax credits were met. As a result, we recognized income from the extinguishment of debt of $6.0 million during the third quarter of fiscal 2013, representing cancellation of the $9.8 million of debt less approximately $3.8 million of deferred fees related to the issuance of the debt. This extinguishment of debt income did not impact our reported net earnings attributable to The Marcus Corporation because, pursuant to the terms of the operating agreement with our 40% joint venture partner, we allocated 100% of this income to the noncontrolling interest.

We reported income tax expense (benefit) for the third quarter and first three quarters of fiscal 2013 of $(1.3) million and $9.1 million, respectively, compared to $200,000 and $9.8 million, respectively, during the same periods of fiscal 2012. Our effective tax rate for the first three quarters of fiscal 2013, after adjusting for earnings from noncontrolling interests that are not tax-effected because the entities involved are tax pass-through entities, was 39.2% compared to an effective interest rate of 37.9% during our first three quarters of fiscal 2012. We currently expect our effective income tax rate for the fourth quarter of fiscal 2013 to be close to our historical 40% average, excluding any changes in our liability for unrecognized tax benefits or potential changes in federal or state tax rates. Our actual full-year fiscal 2013 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

Comparisons of our fiscal 2013 fourth quarter results to the fourth quarter of fiscal 2012 will be negatively impacted by the fact that our additional 53rd week of operations contributed approximately $7.6 million in revenues and $2.1 million in operating income to our fiscal 2012 fourth quarter results. After interest expense and income taxes, we estimate that the extra week of operations contributed approximately $1.1 million to our fiscal 2012 fourth quarter net earnings, or $0.04 per diluted common share.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the third quarter and first three quarters of fiscal 2013 and 2012 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2013	F2012	Amt.	Pct.	F2013	F2012	Amt.	Pct.
Revenues	$53.5	$56.2	$(2.7)	-4.9%	$165.8	$167.1	$(1.3)	-0.8%
Operating income	9.0	11.9	(2.9)	-24.2%	31.0	33.4	(2.4)	-7.2%
Operating margin (% of revenues)	16.9%	21.2%			18.7%	20.0%

Consistent with the seasonal nature of the motion picture exhibition industry, our fiscal third quarter is typically one of the strongest periods for our theatre division due to the traditionally strong holiday season. Our theatre division operating results decreased during our fiscal 2013 third quarter and first three quarters compared to the prior year’s same periods due primarily to reduced attendance, partially offset by an increase in our average concession sales per person. Our fiscal 2013 third quarter operating income and operating margin were also negatively impacted by the fact that we recognized a $618,000 impairment charge during the third quarter related to a budget-oriented theatre that we recently decided to offer for sale. Our operating results during the first three quarters of fiscal 2013 were further negatively impacted by an approximately $400,000 impairment charge that we recognized during our second quarter of fiscal 2013 related to our closing of an 8-screen theatre in Milwaukee, Wisconsin. Operating income and operating margin during the first three quarters of fiscal 2012 were negatively impacted by approximately $1.4 million of accelerated depreciation that we recognized during the period related to our then-existing 35MM film projection systems that we replaced in conjunction with our deployment of new digital projection systems during fiscal 2012.

The following table breaks down the components of revenues for the theatre division for the third quarter and first three quarters of fiscal 2013 and 2012 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2013	F2012	Amt.	Pct.	F2013	F2012	Amt.	Pct.
Box office receipts	$33.0	$35.0	$(2.0)	-5.8%	$102.1	$104.5	$(2.4)	-2.3%
Concession revenues	17.5	18.5	(1.0)	-5.6%	55.0	54.6	0.4	0.7%
Other revenues	3.0	2.7	0.3	12.9%	8.7	8.0	0.7	9.0%
Total revenues	$53.5	$56.2	$(2.7)	-4.9%	$165.8	$167.1	$(1.3)	-0.8%

The decrease in our box office receipts for the third quarter and first three quarters of fiscal 2013 compared to the same periods last year was due entirely to a decrease in theatre attendance compared to the same periods last year, partially offset by an increase in our average ticket price of 3.9% and 1.9%, respectively, during the fiscal 2013 periods compared to the same periods last year. The increase in our average ticket price contributed approximately $1.2 million and $1.9 million, respectively, to our box office receipts during the third quarter and first three quarters of fiscal 2013. The larger increase in our average ticket price during our fiscal 2013 third quarter was due in part to the fact that the top film during the quarter, The Hobbit: An Unexpected Journey, earned a percentage of its box office receipts at 3D prices, which are typically greater than 2D prices.

Concession revenues during the third quarter of fiscal 2013 decreased compared to the same period last year due to a decrease in theatre attendance, partially offset by a 4.2% increase in our average concession revenues per person compared to the prior year same period. The increase in our average concession revenues per person contributed approximately $700,000 to our concession revenues during our fiscal 2013 third quarter compared to the same period last year. Concession revenues during the first three quarters of fiscal 2013 increased compared to the same period last year due entirely to a 5.0% increase in our average concession revenues per person compared to the prior year same period. The increase in our average concession revenues per person contributed approximately $2.6 million to our concession revenues during the first three quarters of fiscal 2013 compared to the same period last year, but this amount was almost completely offset by reduced theatre attendance during the current year period. Selected price increases and a change in concession product mix, including increased sales of higher priced, non-traditional food and beverage items, were the primary reasons for our increased average concession sales per person during the fiscal 2013 periods. We opened our third Take Five Lounge, which serves alcoholic beverages, and our third Zaffiro’s Pizzeria & Bar full-service restaurant during the first quarter of fiscal 2013 at theatres in Duluth, Minnesota and New Berlin, Wisconsin, respectively, contributing to our increased concession revenues during fiscal 2013. Other revenues increased slightly during the third quarter and first three quarters of fiscal 2013 compared to the same periods last year due primarily to an increase in advertising income.

Comparable theatre attendance decreased 9.2% during the third quarter of fiscal 2013 compared to the same period last year. The decrease in comparable theatre attendance was attributable primarily to a weaker film slate during the months of January and February, offsetting a strong December holiday period. Our highest grossing films during the third quarter of fiscal 2013 included The Hobbit: An Unexpected Journey (3D), Les Miserables, Lincoln and Django Unchained. The total box office receipts of our top 15 films during the third quarter of fiscal 2013 actually increased by 4.7% compared to the top 15 films during last year’s third quarter, but our next 25 highest performing films significantly underperformed compared to the comparable “middle tier” of films released last year during the same quarter, producing lower box office receipts of 23%. Comparable theatre attendance decreased 4.8% during the first three quarters of fiscal 2013 compared to the same period last year, despite a 16.9% increase during the second quarter of fiscal 2013, and was primarily attributable to the reduced attendance during the first and third quarters of fiscal 2013 compared to the same periods last year.

Box office performance during the early weeks of our fiscal 2013 fourth quarter has continued to underperform compared to the prior year period, despite strong openings of films such as Oz: The Great and Powerful (3D) and The Croods (3D). We had a particularly strong fourth quarter last year due to the fact that our top two films for the entire fiscal year, The Avengers (3D) and The Hunger Games, were shown during last year’s fourth quarter. In addition, comparisons to our fiscal 2012 fourth quarter will be negatively impacted by the fact that we had a 53rd week of operations during fiscal 2012. The additional week of operations contributed approximately $4.7 million and $1.6 million, respectively, to our theatre division revenues and operating income during the fiscal 2012 fourth quarter. Nonetheless, several films scheduled to be released during the remainder of our fiscal 2013 fourth quarter may generate substantial box office interest including Iron Man 3 (3D), Star Trek Into Darkness (3D), Epic (3D), Fast & Furious 6 and The Hangover Part III.

Films scheduled to be released during June and July, prior to the release of our fiscal 2013 year-end results, that may generate substantial box office interest include After Earth, The Internship, Man of Steel (3D), Monsters University (3D), World War Z (3D), White House Down, The Lone Ranger and Despicable Me 2 (3D). Revenues for our theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of reasonable “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We ended the third quarter of fiscal 2013 with a total of 676 company-owned screens in 53 theatres and 11 managed screens in two theatres compared to 683 company-owned screens in 54 theatres and 11 managed screens in two theatres at the end of the same period last year. Early in our fiscal 2013 first quarter, we opened our 14th premium large-screen UltraScreen® auditorium adjacent to our theatre in Duluth, Minnesota. We closed an eight-screen theatre in Milwaukee, Wisconsin during our fiscal 2013 second quarter. Early in our fiscal 2012 third quarter, we purchased a 12-screen theatre in Franklin, Wisconsin out of receivership. We recently demolished two screens at our Gurnee, Illinois theatre in order to begin construction on an UltraScreen that is scheduled to open in the fall at this location. In addition, we are nearing completion of a major renovation of the Point Cinema in Madison, Wisconsin. The renovation includes extensive updates to the theatre’s interior and exterior, as well as the addition of a Take Five Lounge scheduled to open in late May.

Hotels and Resorts

The following table sets forth revenues, operating income (loss) and operating margin for our hotels and resorts division for the third quarter and first three quarters of fiscal 2013 and 2012 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2013	F2012	Amt.	Pct.	F2013	F2012	Amt.	Pct.
Revenues	$40.1	$35.7	$4.4	12.3%	$146.0	$138.3	$7.7	5.5%
Operating income (loss)	(5.9)	(4.4)	(1.5)	-35.5%	9.1	10.0	(0.9)	-8.8%
Operating margin (% of revenues)	-14.8%	-12.3%			6.2%	7.2%

Our fiscal third quarter is typically the weakest period for our hotels and resorts division due to the traditionally reduced level of travel at our predominantly Midwestern portfolio of owned properties. Division revenues increased during our third quarter and first three quarters of fiscal 2013 compared to the prior year same periods due primarily to increases in our RevPAR at comparable hotels during the periods and the addition of a new hotel, The Cornhusker, A Marriott Hotel, during our fiscal 2013 second quarter.

Operating income during our third quarter and first three quarters of fiscal 2013 was negatively impacted by the fact that all material lawsuits related to the Platinum Hotel & Spa in Las Vegas, Nevada were resolved during our second and third quarters, adding $1.4 million and $3.0 million, respectively, of costs to our fiscal 2013 third quarter and first three quarters operating results. We have incurred significant costs related to these lawsuits over the last four years and we believe the settlement reached on these matters was a positive development for this division in the long run. Our fiscal 2013 third quarter operating income was also negatively impacted by anticipated winter-season losses at The Cornhusker, which was not in our portfolio during the third quarter last year. Excluding the Platinum legal costs and The Cornhusker operating results, we estimate that operating income (loss) from our comparable hotels and resorts increased by approximately 15% and 18%, respectively, during the third quarter and first three quarters of fiscal 2013 compared to the same periods last year.

The following table sets forth certain operating statistics for the third quarter and first three quarters of fiscal 2013 and 2012, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate (ADR) and our total revenue per available room (RevPAR) for comparable company-owned properties:

	Third Quarter(1)					First Three Quarters(1)
			Variance					Variance
	F2013	F2012	Amt.		Pct.	F2013	F2012	Amt.		Pct.
Occupancy pct.	60.3%	55.7%	4.6	pts	8.2%	74.0%	72.3%	1.7	pts	2.3%
ADR	$124.01	$121.24	$2.77		2.3%	$140.70	$138.06	$2.64		1.9%
RevPAR	$74.72	$67.49	$7.23		10.7%	$104.08	$99.85	$4.23		4.2%

(1)	These operating statistics represent averages of our eight distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at all eight of our comparable company-owned properties during the third quarter of fiscal 2013 and seven of our eight comparable company-owned properties during the first three quarters of fiscal 2013 compared to the same periods last year. Our RevPAR increase exceeded comparable industry results during the third quarter, but still slightly trails comparable industry results during the first three quarters of fiscal 2013. According to data from Smith Travel Research and compiled by us in order to compare our third quarter and first three quarters results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 7.8% and 6.6%, respectively, during our third quarter and first three quarters of fiscal 2013.

The lodging industry continues to recover at a steady pace after several very difficult years. However, in order to better understand our fiscal 2013 results compared to pre-recessionary levels, the following table compares certain operating statistics during our third quarter and first three quarters of fiscal 2013 to comparable operating statistics during the same periods of fiscal 2008 for the same eight comparable company-owned properties:

	Third Quarter					First Three Quarters
			Variance					Variance
	F2013	F2008	Amt.		Pct.	F2013	F2008	Amt.		Pct.
Occupancy pct.	60.3%	54.0%	6.3	pts	11.7%	74.0%	68.1%	5.9	pts	8.7%
ADR	$124.01	$127.25	$(3.24)		-2.5%	$140.70	$148.21	$(7.51)		-5.1%
RevPAR	$74.72	$68.72	$6.00		8.7%	$104.08	$100.88	$3.20		3.2%

As indicated by the table above, occupancy rates during the third quarter and first three quarters of fiscal 2013 remained significantly higher than they were prior to the recession-driven downturn in the hotel industry. Conversely, one of the biggest challenges facing our hotels and resorts division, and the industry as a whole, has been the overall decline in ADR since the recession began in 2008, as highlighted in the above comparisons to our fiscal 2008. Recent trends in ADR continue to be positive and we were pleased to report our ninth straight quarter of year-over-year ADR increases during our fiscal 2013 third quarter, with seven of our eight comparable company-owned properties reporting year-over-year increases in ADR during the quarter and six of our eight comparable company-owned properties reporting year-over-year increases in ADR during the first three quarters of fiscal 2013 compared to the same periods last year. Group business remains the segment of our business that has experienced the greatest ADR pressure.

As the comparison to fiscal 2008 results indicates, RevPAR for our third quarter and first three quarters of fiscal 2013 exceeded pre-recessionary levels (not adjusted for inflation), but our increase in occupancy percentage was partially offset by the fact that ADR remained below fiscal 2008 levels. We hope that the recent increases we have experienced in our ADR will continue, but in order to realize ADRs at or above pre-recession levels, we believe we will need to continue to regain the ability to increase prices for our business and group travelers and continue a customer mix shift away from lower priced customer segments (such as those using alternate internet booking channels).

Division operating margins decreased during our third quarter and first three quarters of fiscal 2013 compared to the prior year same periods due to the previously described litigation settlement and the addition of The Cornhusker. The fact that our occupancy rate increase was the largest contributor to our improved RevPAR during the fiscal 2013 periods contributed to our reduced operating margin during the periods compared to the same periods last year, as additional occupancy adds more corresponding costs to our operations compared to increasing ADR. Excluding the litigation settlement and new hotel, approximately 49% of the revenue increase we experienced during our first three quarters of fiscal 2013 flowed through to our operating income for such period, closely approximating the 50% flow through that we typically target.

Whether the current positive trends continue depends in large part on the economic environment in which we operate. We remain concerned about the fragility of the current economy, as well as the uncertainty surrounding the current employment and political environment. We generally expect our favorable revenue trends to continue into future periods, although we do not believe that our RevPAR increases are likely to be as great as they have been the past two years. Comparisons of division operating results during the fourth quarter of fiscal 2013 to the fourth quarter of fiscal 2012 will be negatively impacted by the fact that the 53rd week of operations during fiscal 2012 contributed approximately $2.9 million and $590,000, respectively, to our hotels and resorts division revenues and operating income during our fiscal 2012 fourth quarter.

We also are concerned about an expected increase in room supply in our important Milwaukee market – the first of these new hotels opened late in our fiscal 2013 second quarter, with two additional hotels expected to open before the end of summer and additional hotels under development. Unless demand increases, we believe that it is likely that our Milwaukee hotels will be negatively impacted to some degree by the new supply in the coming years. We are initiating aggressive marketing and operating strategies to maintain our market share under these challenging conditions.

We plan to open new concierge and club lounges at our Pfister Hotel and Grand Geneva Resort & Spa during the fourth quarter of fiscal 2013. In addition, we intend to build on the success of our dining rewards program, Marcus Rewards, by expanding the program to include points for room nights, beginning with the Pfister Hotel this summer.

Early in our fiscal 2013 second quarter, we formed a joint venture with a fund affiliate of LEM Capital of Philadelphia to acquire the Cornhusker Hotel and Office Plaza in Lincoln, Nebraska. Under the terms of the transaction, we are the 73% majority owner of this joint venture. We re-affiliated the hotel with Marriott International early in our fiscal 2013 third quarter and we recently began a multi-million dollar renovation of the hotel. The extensive renovations include all guest rooms and meeting space, as well as the hotel lobby, restaurant and bars. We will also bring our successful restaurant and bar concept, Miller Time Pub & Grill, developed in association with MillerCoors, to The Cornhusker. The renovations are expected to be substantially completed in Fall 2013.

During our fiscal 2013 third quarter, Kirk Rose joined us as the new President of Marcus Hotels & Resorts. Kirk comes to us with a broad base of experience in hotels and hospitality. He held various positions with Global Hyatt Corporation for nine years, including serving as senior vice president and chief financial officer for six years. For the past three years, he was a partner in Salt Creek Hospitality, LLC, a private equity group focused on hospitality real estate that he co-founded with the former president of Global Hyatt. The strong lodging background and leadership experience he gained while at Hyatt and Salt Creek are an excellent fit for our hotel business and we look forward to continuing to grow our hotel business under his leadership.

We have a number of additional potential growth opportunities that we are currently pursuing. The timing and nature of the opportunities may vary and include pure management contracts, management contracts with equity and joint venture investments.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of over $119 million of unused credit lines as of the end of our fiscal 2013 third quarter, will be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2013.

During the third quarter of fiscal 2013, we replaced our existing $175 million credit facility with a new five-year, $225 million credit agreement. The new agreement includes a five year, $50 million term loan and a $175 million revolving credit facility. Terms of the new agreement are similar to our previous facility. Borrowings under the term loan and revolving credit facility bear interest at LIBOR plus 0.85% to 1.375%, based upon borrowing levels. The new agreement matures in January 2018 and requires an annual facility fee on the total commitment equal to 0.15% to 0.25%, based upon borrowing levels. We also refinanced a $15.1 million mortgage note related to our Skirvin Hilton hotel early in our fiscal 2013 third quarter, replacing it with a new $14.4 million mortgage note and extending the maturity date an additional three years, with an option to extend the maturity date for an additional two one-year periods.

Net cash provided by operating activities decreased by approximately $12.0 million during the first three quarters of fiscal 2013 to $42.3 million, compared to $54.3 million during the first three quarters of the prior year. The decrease was due primarily to reduced net earnings attributable to The Marcus Corporation and the unfavorable timing of the payment of other current assets, income taxes and accrued compensation.

Net cash used in investing activities during the first three quarters of fiscal 2013 totaled $18.7 million, compared to $28.9 million during the first three quarters of fiscal 2012. The decrease in net cash used in investing activities was primarily the result of reduced capital expenditures in the current year period, partially offset by reduced proceeds from the disposal of property, equipment and other assets and an increase in other assets. Proceeds from the disposal of property, equipment and other assets of $4.0 million during the first three quarters of fiscal 2012 related primarily to the sale of previously owned digital projection systems in conjunction with our previously described master license agreement. In accordance with accounting guidance for sale-leaseback transactions, the difference between the sale proceeds and our book value of the underlying assets resulted in a deferred gain of approximately $1.0 million that we are amortizing to earnings over the ten-year life of our master license agreement.

Capital expenditures totaled $14.6 million during the first three quarters of fiscal 2013, compared to $31.3 million during the first three quarters of the prior year. Capital expenditures during fiscal 2013 do not include the assumption of an existing mortgage and recognition of a noncontrolling interest related to the approximately $30 million acquisition of The Cornhusker, as these were non-cash transactions. Capital expenditures during the first three quarters of fiscal 2013 included approximately $7.9 million incurred in our theatre division, including costs associated with the completion of our newest Zaffiro’s Pizzeria & Bar and UltraScreen at two theatres, several additional digital projection system installations, as well as several theatre renovations. Our hotels and resorts division incurred capital expenditures totaling approximately $6.6 million during the first three quarters of fiscal 2013, including the renovation of the Monarch Lounge at our Hilton Milwaukee property and preliminary expenditures related to the renovation of The Cornhusker. Capital expenditures during the first three quarters of fiscal 2012 included approximately $22.2 million incurred by our theatre division, including the acquisition of a theatre in Franklin, Wisconsin, our up-front digital cinema contribution in conjunction with our master license agreement, costs associated with a lobby remodel at an existing theatre and expenditures related to the construction of a new Zaffiro’s Pizzeria and Bar at another theatre. Capital expenditures during the first three quarters of fiscal 2012 also included approximately $8.7 million incurred in our hotels and resorts division, including costs associated with a renovation at our Hotel Phillips and Hilton Madison properties.

Net cash used in financing activities totaled $20.9 million during the first three quarters of fiscal 2013, compared to $21.3 million during the first three quarters of fiscal 2012. A significant increase in share repurchases and dividends paid during the first three quarters of fiscal 2013 compared to the same period last year was offset by a net increase in our debt.

We used excess cash during both periods to reduce our borrowings under our revolving credit agreement. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. In addition, in conjunction with our new credit agreement, we paid off all borrowings under our old facility and replaced them with borrowings under our new agreement. As a result, we added $230.7 million of new debt and we made $198.0 million of principal payments on long-term debt during our three quarters of fiscal 2013 (net increase in long-term debt of $32.7 million, excluding the assumption of the Cornhusker Marriott existing mortgage) compared to $81.8 million of new debt added and $91.5 million of principal payments made during our first three quarters of fiscal 2012 (net reduction in long-term debt of $9.7 million). Our debt-capitalization ratio was 0.45 at February 28, 2013 compared to 0.37 at our fiscal 2012 year-end.

We repurchased approximately 1.8 million shares of our common stock for approximately $20.4 million during the first three quarters of fiscal 2013 in conjunction with the purchase of shares in the open market and the exercise of stock options, compared to approximately 561,000 shares repurchased for approximately $4.9 million during the first three quarters of fiscal 2012. During our fiscal 2013 third quarter, our Board of Directors authorized the repurchase of up to an additional 3.0 million shares of our common stock. As of February 28, 2013, approximately 4.0 million shares remained available for repurchase under our current Board of Directors stock repurchase authorizations. We expect that any repurchases will be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions.

On December 6, 2012, our Board of Directors approved a special cash dividend of $1.00 per share of Common Stock and $0.90909 per share of Class B Common Stock, which we paid on December 28, 2012. Due to concerns over potential tax law changes in 2013, our Board also accelerated the next two quarterly cash dividends that would typically have been paid in February and May of 2013 to the December 2012 special dividend payment date. The total combined dividend payment that we made on December 28, 2012 was approximately $30.9 million. We plan on returning to our regular quarterly dividend payment schedule beginning in August 2013.

We previously indicated that we expected our full-year fiscal 2013 capital expenditures, including potential purchases of interests in joint ventures (but excluding any significant acquisitions) to be in the $35-$50 million range. At this stage of our fiscal year, barring any growth opportunities that could arise in the remaining months, we believe our actual fiscal 2013 capital expenditures may approximate $25-$35 million due to slight changes in the timing of several projects. These revised totals exclude the previously described $30 million non-cash acquisition of The Cornhusker.

Our estimate of full-year fiscal 2013 capital expenditures does not include any significant expenditures for a previously disclosed mixed use retail development currently proposed on the site of one of our former theatres in the Town of Brookfield, Wisconsin. We continue to negotiate with the local government for financial support for certain infrastructure costs related to this project, which we have named The Corners of Brookfield, and we are also actively seeking a majority equity partner as well as assessing leasing interest in the project.

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

Goodman, et al. v. Platinum Condominium Development, LLC, Case No. 09-CV-957 (D. Nev.). On December 5, 2008, a class action complaint was filed in the Eighth Judicial District Court of Nevada for Clark County against Platinum LLC. On April 30, 2009, Platinum LLC was served with a summons and a copy of an amended complaint. The amended complaint also named another subsidiary of the Company, Marcus Management Las Vegas, LLC (“Marcus Management LV”), as a defendant. Subsequently, Platinum LLC and Marcus Management LV removed the case to the United States District Court for the District of Nevada. The amended complaint in Goodman sought an unspecified amount of damages and alleged violations of federal and Nevada law, and that Platinum LLC and Marcus Management LV made various misrepresentations in connection with the Platinum Hotel & Spa development in Las Vegas, Nevada. On June 29, 2009, both Platinum LLC and Marcus Management LV moved to dismiss the amended complaint in its entirety. On March 29, 2010, the District of Nevada granted in part and denied in part the motion to dismiss, and dismissed most of the claims against Platinum LLC and Marcus Management LV without prejudice. On April 28, 2010, the plaintiffs filed a second amended complaint, which Platinum LLC and Marcus Management LV answered, in part, and moved to dismiss, in part. On September 27, 2010, the plaintiffs filed a motion for leave to file a third amended complaint that named Marcus Hotels, Inc. (“Marcus Hotels”) as an additional defendant. On March 31, 2011, the District Court granted the motion to file a third amended complaint and denied the motion to dismiss the second amended Complaint as moot. On April 14, 2011, the plaintiffs filed the third amended complaint which Platinum LLC, Marcus Management LV, and Marcus Hotels answered, in part, and moved to dismiss, in part. On January 11, 2011, the plaintiffs filed a motion asking the court to certify the case as a class action. Defendants objected to that motion in a response filed on February 11, 2011. On September 2, 2011, the court denied the motion for class certification and granted defendants’ motion to dismiss the fraud claims in the third amended complaint. On September 23, 2011 the defendants filed a motion to reconsider the court’s ruling on the motion to dismiss and dismiss three additional claims. On March 12, 2012, the defendants moved for summary judgment on all of the remaining claims. On April 10, 2012, the court granted the defendants’ motion for reconsideration and dismissed three more of the plaintiffs’ claims, leaving only claims for the sale of unregistered securities under Nevada law and negligent misrepresentation. On June 28, 2012, the parties reached an agreement to settle the case at a mediation and have executed a settlement agreement calling for the defendants to pay a total of $295,000. On August 2, 2012, the District Court entered an order dismissing the case with prejudice on the stipulation of the parties. This case is now closed.

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

Subsequent to the District Court’s Order granting Marcus Management LV’s, Marcus Development’s and Marcus Hotels’ motion to dismiss in Baroi, the plaintiffs in Baroi and Benson agreed to consolidate the two actions. On January 25, 2010, the plaintiffs filed a consolidated amended complaint against Platinum LLC, Marcus Management LV, and Marcus Hotels. Plaintiffs did not name Marcus Development as a defendant. The consolidated amended complaint sought declaratory relief and an unspecified amount of damages, and alleged violations of Nevada law and that the defendants made various misrepresentations in connection with the Platinum Hotel & Spa development in Las Vegas, Nevada. On March 16, 2010, the defendants responded to the consolidated amended complaint. Marcus Management LV answered the consolidated amended complaint, and Platinum LLC answered it in part and moved to dismiss it in part. Marcus Hotels moved to dismiss the complaint in its entirety. On July 2, 2010, the District Court granted, in part, and denied, in part, defendants’ motions to dismiss. On October 18, 2010, the court granted plaintiffs’ leave to file a third amended complaint that added claims for breach of Nevada securities laws and the federal Interstate Land Sales Full Disclosure Act. On February 14, 2011, the District Court denied defendants’ motion to dismiss the new claims raised in the third amended complaint, after which defendants filed an answer denying the allegations in those claims. Platinum LLC, Marcus Management LV, and Marcus Hotels moved for summary judgment on all of the Plaintiffs’ claims. The plaintiffs moved for summary judgment on their claims for breach of Nevada securities law and breach of contract.

On July 11, 2012, the District Court issued its decisions on the summary judgment motions. The District Court held that the Platinum condominium units were securities, but held that the Plaintiffs’ non-registration claims were barred by the statute of limitations. The court granted Defendants’ motion to dismiss the claims under the Interstate Land Sales Full Disclosure Act, breach of the rental agreement, and unjust enrichment. The court also granted Defendants’ motion, in part, to dismiss aspects of the Plaintiffs’ claims for fraud and breach of contract. The court allowed the Plaintiffs’ claims for fraud and breach of contract to proceed to trial as limited in the summary judgment rulings. On August 1 and August 10, 2012, the plaintiffs moved the court to reconsider its decision on the statute of limitations. The District Court denied the motion for all plaintiffs except for one and held that her non-registration claims for two units were not barred by the statute of limitations. The court later set a trial date of April 8, 2013.

From September 2012 through March 2013, Platinum LLC, Marcus Management LV and Marcus Hotels were able to reach settlements with all of the plaintiffs in the Baroi action. The total amount of these settlements was $2,302,790. The plaintiffs accepted settlement offers by way of offers of judgment at a December 4, 2012 settlement conference with the Magistrate Judge and at a mediation on March 8, 2013, which resolved all remaining claims. The parties have agreed to a final settlement agreement for the last remaining group of plaintiffs that settled at the March 8, 2013 mediation and expect to file a stipulation of dismissal of the entire case shortly.

Collins et al. v. Platinum Condominium Development, LLC et al., Case No. 12-CV-806-PMP-GWF (D. Nev.) On December 30, 2011, a complaint was filed in the Eighth Judicial District Court of Nevada for Clark County against Platinum LLC, Marcus Hotels and Marcus Management LV by purchasers of four units at the Platinum, which the defendants subsequently removed to the United States District Court for the District of Nevada. The complaint raised identical causes of action to those in the Goodman and Baroi actions and was filed by attorneys representing the plaintiffs in those actions. The Defendants answered the complaint on July 12, 2012. The parties agreed to consolidate this case with the Baroi action, and consolidation was ordered by the District Court on July 13, 2012. Platinum LLC, Marcus Management LV and Marcus Hotels reached settlements with all of the plaintiffs in the Collins action in December of 2012 and January of 2013 totaling $98,050. On January 25, 2013, the District Court entered an order dismissing the case with prejudice on the stipulation of the parties. This case is now closed.

Item 1A.	Risk Factors

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2012. No material change to such risk factors has occurred during the 39 weeks ended February 28, 2013.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
November 30 – December 27	81,576	$11.88	81,576	955,414
December 28 – January 31	500	13.16	500	3,954,914
February 1 – February 28	-	-	-	-
Total	82,076	$11.89	82,076	3,954,914

(1)	On January 8, 2013, our Board of Directors authorized the repurchase of up to 3,000,000 additional shares of our outstanding Common Stock. As a result, through February 28, 2013, our Board of Directors had authorized the repurchase of up to 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of February 28, 2013, we had repurchased 7,732,587 shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 6.	Exhibits

10	Amendment to The Marcus Corporation Retirement Income and Supplemental Retirement Plan, as amended and restated.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from The Marcus Corporation’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: April 9, 2013	By:	/s/ Gregory S. Marcus
Gregory S. Marcus President and Chief Executive Officer

DATE: April 9, 2013	By:	/s/ Douglas A. Neis
Douglas A. Neis Chief Financial Officer and Treasurer

S-1