Form 10-K
period 2013-05-30
MARCUS CORP
filed 2013-08-13
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 30, 2013

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

The aggregate market value of the registrant’s common equity held by non-affiliates as of November 29, 2012 was approximately $204,875,652. This value includes all shares of the registrant’s common stock, except for treasury shares and shares beneficially owned by the registrant’s directors and executive officers listed in Part I below.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding at August 6, 2013– 18,312,771

Class B common stock outstanding at August 6, 2013– 8,757,039

Portions of the registrant’s definitive Proxy Statement for its 2013 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year, will be incorporated by reference into Part III to the extent indicated therein upon such filing.

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

As of May 30, 2013, our theatre operations included 55 movie theatres with 685 screens throughout Wisconsin, Illinois, Iowa, Minnesota, Nebraska, North Dakota and Ohio, including two movie theatres with 11 screens in Wisconsin and Nebraska owned by third parties and managed by us. We also operate a family entertainment center, Funset Boulevard, that is adjacent to one of our theatres in Appleton, Wisconsin. As of the date of this Annual Report, we are the 5th largest theatre circuit in the United States.

As of May 30, 2013, our hotels and resorts operations included nine wholly-owned or majority-owned and operated hotels and resorts in Wisconsin, Illinois, Missouri, Nebraska and Oklahoma. We also manage eleven hotels, resorts and other properties for third parties in Wisconsin, California, Georgia, Minnesota, Missouri, Nevada, Ohio and Texas. As of May 30, 2013, we owned or managed approximately 5,400 hotel and resort rooms.

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

Strategic Plans

Please see our discussion under “Current Plans” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Theatre Operations

At the end of fiscal 2013, we owned or operated 55 movie theatre locations with a total of 685 screens in Wisconsin, Illinois, Iowa, Minnesota, Nebraska, North Dakota and Ohio. We averaged 12.5 screens per location at the end of fiscal 2013, compared to an average of 12.4 screens per location at the end of fiscal 2012 and fiscal 2011. Included in the fiscal 2013, fiscal 2012 and fiscal 2011 totals are two theatres with 11 screens that we manage for other owners. Our 53 company-owned facilities include 34 megaplex theatres (12 or more screens), representing approximately 77% of our total screens, 18 multiplex theatres (two to 11 screens) and one single-screen theatre. At fiscal year-end, we operated 657 first-run screens, 11 of which we operated under management contracts, and 28 budget-oriented screens.

In February 2013, we began a major renovation of the Point Cinema in Madison, Wisconsin. The renovation includes changes to the interior and exterior of the theatre, as well as the addition of a Take Five Lounge. In addition, the redesigned and relocated concessions will now include a Zaffiro’s Express, making Point Cinema our fourth cinema to offer Zaffiro’s pizza. We opened another Zaffiro’s Express and our sixth Take Five Lounge early in fiscal 2014 at a theatre in Omaha, Nebraska as part of a major renovation that also included the addition of premium seating. Also, in March 2013, we began construction of our 15th UltraScreen®, which will be located at the Gurnee Cinema in Gurnee, Illinois. The 424-seat UltraScreen will be 72 feet wide, 31 feet tall and the first Marcus cinema to feature Auro 11.1 audio, the next-generation immersive sound format from Barco.

In August 2012, we opened our circuit’s third Zaffiro’s Pizzeria and Bar full-service restaurant at our New Berlin, Wisconsin theatre. In June 2012, we completed construction of our 14th UltraScreen in the Duluth Entertainment Convention Center, as well as the remodeling of our Duluth Cinema, which included the addition of a Take Five Lounge. In December 2011, we purchased the 12-screen Showtime Cinema in Franklin, Wisconsin. In September 2010, we purchased a 16-screen theatre in Appleton, Wisconsin. We will continue to consider additional potential acquisitions as opportunities arise. We also continue to review opportunities to build additional new locations. We currently own land in several different communities that may be used for new theatres at a future date.

Revenues for the theatre business, and the motion picture industry in general, are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. Consistent with prior years in which blockbusters accounted for a significant portion of our total box office receipts, our top 15 performing films accounted for 38% of our fiscal 2013 box office receipts compared to 37% during fiscal 2012. The following five fiscal 2013 films accounted for approximately 17% of our total box office and produced the greatest box office receipts for our circuit: The Dark Knight Rises, Iron Man 3 (3D), The Hobbit: An Unexpected Journey (3D), The Twilight Saga: Breaking Dawn – Part 2 and Skyfall.

We obtain our films from several national motion picture production and distribution companies, and we are not dependent on any single motion picture supplier. Our booking, advertising, concession purchases and promotional activities are handled centrally by our administrative staff, and we provide certain booking services to other theatre owners. In December 2012, we signed an agreement to purchase MESCOP, Inc., a film-buying and booking business located in Sussex, Wisconsin. Under the agreement, we perform film-buying services for 14 exhibitors who operate 75 screens at 30 locations in three Midwestern states. Including our own theatres, we currently are providing film buying, booking and other related services for 905 screens in seven states.

We strive to provide our movie patrons with high-quality picture and sound presentation in clean, comfortable, attractive and contemporary theatre environments. Substantially all of our movie theatre complexes feature digital cinema technology; either digital sound, Dolby or other stereo sound systems; acoustical ceilings; side wall insulation; engineered drapery folds to eliminate sound imbalance, reverberation and distortion; tiled floors; loge seats; cup-holder chair-arms; and computer-controlled heating, air conditioning and ventilation. We offer stadium seating, a tiered seating system that permits unobstructed viewing, at substantially all of our first-run screens. Computerized box offices permit all of our movie theatres to sell tickets in advance. Our theatres are accessible to persons with disabilities and provide wireless headphones for hearing-impaired moviegoers. Other amenities at certain theatres include touch-screen, computerized, self-service ticket kiosks, which simplify advance ticket purchases. We own a minority interest in MovieTickets.com, a joint venture of movie and entertainment companies that was created to sell movie tickets over the internet and represents a large majority of the top 50 market theatre screens throughout the United States and Canada. As a result of our association with MovieTickets.com, moviegoers can buy tickets to movies at any of our first-run theatres via the internet.

In July 2011, we signed a master license agreement with a subsidiary of Cinedigm Digital Cinema Corp. to deploy digital cinema systems in the majority of our company-owned theatre locations. Under the terms of the agreement, Cinedigm’s subsidiary purchased the digital projection systems and licensed them to us under a long-term arrangement. The costs to deploy this new technology are being covered primarily through the payment of virtual print fees from studios to our selected implementation company, Cinedigm. Our goals from digital cinema include delivering an improved film presentation to our guests, increasing scheduling flexibility, providing a platform for additional 3D presentations as needed, as well as maximizing the opportunities for alternate programming that may be available with this technology. As of May 30, 2013, we offered digital projection systems at 641 first-run screens, including all 14 UltraScreens, at 48 of our company-owned theatre locations. As of May 30, 2013, 164 screens, or 25% of our first-run screens, were equipped to show films in digital 3D, including 79% of our UltraScreens. There are approximately 38 3D films scheduled for release during fiscal 2014, compared to 32 digital 3D films that were played in our theatres during fiscal 2013.

We sell food and beverage concessions in all of our movie theatres. We believe that a wide variety of food and beverage items, properly merchandised, increases concession revenue per patron. Although popcorn and soda remain the traditional favorites with moviegoers, we continue to upgrade our available concessions by offering varied choices. For example, some of our theatres offer hot dogs, pizza, ice cream, pretzel bites, frozen yogurt, coffee, mineral water and juices. We have also added self-serve soft drinks to many of our theatres. In recent years, we have added branded pizza (Zaffiro’s) and branded coffee, ice cream and chocolates – as well as expanded Hot Zone and Zaffiro’s Express concession areas that serve pizza, hamburgers, wraps, sandwiches and other hot appetizers – to selected theatres. Certain of our theatres have also introduced the Take Five Lounge and a multi-use “in-theatre dining” concept we have branded as Big Screen Bistro, primarily featuring regular screenings of first-run movies, with an attached kitchen from which we offer a full menu. As of May 30, 2013, we also offered a separate full-service Zaffiro’s Pizzeria and Bar at three of our theatres. The response to our new food and beverage offerings at these theatres has been positive, and we have plans to duplicate several of these food and beverage concepts at additional locations in the future.

We have a variety of ancillary revenue sources in our theatres, with the largest related to the sale of pre-show and lobby advertising (through our advertising provider, Screenvision). We also obtain ancillary revenues from corporate and group meeting sales, sponsorships, alternate auditorium uses and naming rights. In addition, we are a party, on a non-exclusive basis, to a digital network affiliate agreement with NCM Fathom for the presentation of live and pre-recorded in-theatre events in 38 of our company-owned locations in multiple markets. We also exhibit other content from a variety of other providers. The expanded programming, which has included live performances of the Metropolitan Opera, as well as sports, music and other events, has been well received by our customers and has the potential to provide revenue during our theatres’ slower periods. We continue to pursue additional strategies to increase our ancillary revenue sources.

We also own a family entertainment center, Funset Boulevard, adjacent to our 14-screen movie theatre in Appleton, Wisconsin. Funset Boulevard features a 40,000 square foot Hollywood-themed indoor amusement facility that includes a restaurant, party room, laser tag center, virtual reality games, arcade, outdoor miniature golf course and batting cages.

Hotels and Resorts Operations

Owned and Operated Hotels and Resorts

The Pfister Hotel

We own and operate The Pfister Hotel, which is located in downtown Milwaukee, Wisconsin. The Pfister Hotel is a full-service luxury hotel and has 307 guest rooms (including 71 luxury suites), two restaurants, three cocktail lounges and a 275-car parking ramp. The Pfister also has 24,000 square feet of banquet and convention facilities. The Pfister’s banquet and meeting rooms accommodate up to 3,000 people, and the hotel features two large ballrooms, including one of the largest ballrooms in the Milwaukee metropolitan area, with banquet seating for 1,200 people. A portion of The Pfister’s first-floor space is leased for use by retail tenants. In fiscal 2012, The Pfister Hotel was ranked among the Top 25 Luxury Hotels in the United States in TripAdvisor’s 10th Annual Traveler’s Choice Awards. This marked the first time that The Pfister Hotel was recognized by TripAdvisor in the luxury hotels category. In fiscal 2013, The Pfister Hotel earned its 37th consecutive four-diamond award from the American Automobile Association, which represents every year the award has been in existence, and earned recognition as the Best Hotel in Milwaukee by U.S. News & World Report. The Pfister is also a member of Preferred Hotels and Resorts Worldwide Association, an organization of independent luxury hotels and resorts, and the Association of Historic Hotels of America. The Pfister has a signature restaurant named the Mason Street Grill, as well as a state-of-the-art WELL Spa® and salon. We recently completed a renovation of the 23rd floor of this historic hotel to include an exclusive Pfister Club Lounge and high-tech executive boardroom. We are planning a complete renovation of the tower building guest rooms of The Pfister for fiscal 2014.

The Hilton Milwaukee City Center

We own and operate the 729-room Hilton Milwaukee City Center. Several aspects of Hilton’s franchise program have benefited this hotel, including Hilton’s international centralized reservation and marketing system, advertising cooperatives and frequent stay programs. The hotel has two cocktail lounges, three restaurants and an 870-car parking ramp. We recently completed major renovations to this hotel’s guestrooms, corridors and main lobby and restored the lobby lounge to its original art-deco grandeur. We also recently renovated and reintroduced the first of our new Miller Time Pub & Grill restaurants at this hotel. In fiscal 2013, the Hilton Milwaukee City Center earned its third consecutive four-diamond award from the American Automobile Association.

Hilton Madison at Monona Terrace

We own and operate the 240-room Hilton Madison at Monona Terrace in Madison, Wisconsin. The Hilton Madison, which also benefits from the aspects of Hilton’s franchise program noted above, is connected by skywalk to the Monona Terrace Community and Convention Center, has four meeting rooms totaling 2,400 square feet, an indoor swimming pool, a fitness center, a lounge and a restaurant. At the end of fiscal 2012, we completed a significant renovation to the guestrooms and public spaces at this hotel.

The Grand Geneva Resort & Spa

We own and operate the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin. This full-facility destination resort is located on 1,300 acres and includes 355 guest rooms, over 60,000 square feet of banquet, meeting and exhibit space, over 13,000 square feet of ballroom space, three specialty restaurants, two cocktail lounges, two championship golf courses, a ski hill, indoor and outdoor tennis courts, three swimming pools, a spa and fitness complex, horse stables and an on-site airport. In fiscal 2013, the Grand Geneva Resort & Spa earned its 16th consecutive four-diamond award from the American Automobile Association. In fiscal 2011, we completed a major renovation to this hotel’s exterior pool, WELL Spa®, and guest rooms, including the hotel’s luxury suites. We recently opened an exclusive Geneva Club Lounge as an added amenity for our guests.

Hotel Phillips

We own and operate the Hotel Phillips, a 217-room historic, landmark hotel in Kansas City, Missouri. The Hotel Phillips has conference rooms totaling 5,600 square feet of meeting space, a 2,300 square foot ballroom, a restaurant and a lounge. In fiscal 2012, we completed a renovation to this hotel’s guest rooms, corridor and lobby and an enhancement to the hotel’s historic entry and exterior façade.

InterContinental Milwaukee

We own and operate the InterContinental Milwaukee in Milwaukee, Wisconsin. The InterContinental Milwaukee has 220 rooms, 12,000 square feet of flexible banquet and meeting space, on-site parking, a fitness center, a restaurant and a lounge and is located in the heart of Milwaukee’s theatre and financial district.

Skirvin Hilton

We are the principal equity partner and operator of The Skirvin Hilton hotel in Oklahoma City, Oklahoma, the oldest hotel in Oklahoma. This historic hotel has 225 rooms, including 20 one-bedroom suites and one Presidential Suite. The Skirvin Hilton benefits from the aspects of Hilton’s franchise program noted above and has a restaurant, lounge, fitness center, indoor swimming pool, business center and approximately 18,500 square feet of meeting space. In fiscal 2012 and fiscal 2013, The Skirvin Hilton earned recognition as the Best Hotel in Oklahoma City and in the State of Oklahoma by U.S. News & World Report. Also in fiscal 2013, The Skirvin Hilton earned its 7th consecutive four-diamond award from the American Automobile Association. Our equity interest in this hotel was 60% as of May 30, 2013.

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

The Cornhusker, A Marriott Hotel

In October 2012, we acquired The Cornhusker Hotel and Office Plaza in downtown Lincoln, Nebraska as a 73% majority owner of a joint venture. In December 2012, we re-affiliated The Cornhusker with Marriott International and renamed the hotel The Cornhusker, A Marriott Hotel. The Cornhusker is a 297-room, full-service hotel with 45,600 square feet of meeting space. The Cornhusker Office Plaza is a seven-story building with a total of 85,592 square feet of net leasable office space. The office building is connected to the hotel by a four-story atrium that is used for local events and exhibits. As majority owner, we manage this property and recently commenced a multi-million dollar renovation of the property, which includes adding a Miller Time Pub & Grill.

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

We manage The Beverly Garland Holiday Inn in North Hollywood, California. The Beverly Garland has 255 guest rooms, including 12 suites, meeting space for up to 600, including an amphitheater and ballroom, an outdoor swimming pool and lighted tennis courts. The mission-style hotel is located on seven acres near Universal Studios.

We also provide hospitality management services, including check-in, housekeeping and maintenance, for a vacation ownership development adjacent to the Grand Geneva Resort & Spa owned by Orange Lake Resort & Country Club of Orlando, Florida. The development includes 68 two-room timeshare units (136 rooms) and a timeshare sales center.

We manage the Hilton Garden Inn Houston NW/Chateau in Houston, Texas. The Hilton Garden Inn has 171 guest rooms, a ballroom, a restaurant, a fitness center, a convenience mart and a swimming pool. The hotel is a part of Chateau Court, a 13-acre, European-style mixed-use development that also includes retail space and an office village.

We manage and own a 15% minority equity interest in the Sheraton Madison Hotel in Madison, Wisconsin. The Sheraton Madison features 239 rooms and suites, an indoor heated swimming pool, whirlpool, fitness center, a restaurant, lounge and 18,000 square feet of meeting space. The hotel is adjacent to the Alliant Energy Center, which includes more than 150,000 square feet of exhibit space, and is located approximately 1.5 miles from the Monona Terrace Convention Center, the city’s convention center facility.

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

In October 2012, we acquired, together with two joint venture partners, the Westin Atlanta Perimeter North in Atlanta, Georgia. The Westin Atlanta Perimeter North is a 372-room hotel with 20,000 square feet of meeting space, a restaurant, lounge, business center, fitness center, gift shop and outdoor pool, and 338 parking spaces. We own an 11% minority interest in the hotel and serve as manager of the hotel. Upon its acquisition of the hotel, the joint venture commenced a significant renovation to the guest rooms and public space of this hotel, which we anticipate will be completed during the first half of calendar year 2014.

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

We also manage two condominium hotels under long-term management contracts. Revenues from these management contracts are larger than typical management contracts because, under an agreed-upon rental pool arrangement, room revenues are shared at a defined percentage with individual condominium owners. In addition, we own all of the common areas of these facilities, including all restaurants, lounges, spas and gift shops, and retain all of the revenues from these outlets.

We manage the Timber Ridge Lodge, an indoor/outdoor water park and condominium complex in Lake Geneva, Wisconsin. The Timber Ridge Lodge is a 225-unit condominium hotel on the same campus as the Grand Geneva Resort & Spa. The Timber Ridge Lodge has meeting rooms totaling 3,640 square feet, a general store, a restaurant-cafe, a snack bar and lounge, a state-of-the-art fitness center and an entertainment arcade.

We manage the Platinum Hotel & Spa, a condominium hotel in Las Vegas, Nevada just off the Las Vegas Strip, and own the hotel’s public space. The Platinum Hotel & Spa has 255 one and two-bedroom suites. This non-gaming, non-smoking hotel also has an on-site restaurant, lounge, spa and 15,695 square feet of meeting space, including 6,336 square feet of outdoor space. We own 16 previously unsold condominium units at the Platinum and anticipate selling these units when Las Vegas real estate market conditions improve.

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

Our hotels and resorts compete with the hotels and resorts operated and/or franchised by Hyatt Corporation, Marriott Corporation, Hilton Worldwide, Starwood Hotels & Resorts and others, along with other regional and local hotels and resorts.

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

Employees

As of the end of fiscal 2013, we had approximately 6,500 employees, approximately 38% of whom were employed on a part-time basis. A number of our (1) hotel employees at the Crowne Plaza Northstar in Minneapolis, Minnesota are covered by a collective bargaining agreement that expires on April 30, 2014; (2) painters at the Sheraton Clayton Plaza Hotel are covered by a collective bargaining agreement that expires on August 31, 2013; (3) operating engineers at the Sheraton Clayton Plaza Hotel are covered by a collective bargaining agreement that expires on November 30, 2013; (4) hotel employees at the Sheraton Clayton Plaza Hotel are covered by a collective bargaining agreement that expires on December 14, 2014; (5) operating engineers at the Hilton Milwaukee City Center and The Pfister Hotel are covered by collective bargaining agreements that expire on December 31, 2013 and April 30, 2014, respectively; (6) hotel employees at the Hilton Milwaukee City Center and The Pfister Hotel are covered by a collective bargaining agreement that expired on February 14, 2013 and are operating under the terms of the old agreement on a day-to-day basis; and (7) painters in the Hilton Milwaukee City Center and The Pfister Hotel are covered by a collective bargaining agreement that expired on May 31, 2013 and are operating under the terms of the old agreement on a day-to-day basis.

As of the end of fiscal 2013, approximately 11% of our employees were covered by a collective bargaining agreement, of which 88% were covered by an agreement that will expire within one year.

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

In addition to acquiring or developing hotels and resorts or entering into management contracts to operate hotels and resorts for other owners, we have from time to time invested, and expect to continue to invest, as a joint venture partner. We have also indicated that we may act as an investment fund sponsor in order to acquire additional hotel properties. A portion of our ability to successfully achieve our growth objectives in our hotels and resorts division is dependent upon our ability to successfully identify suitable joint venture partners or raise equity funds to acquire, develop and manage hotels and resorts. Failure to successfully identify suitable joint venture partners or raise equity for an investment fund will substantially limit our ability to achieve these important growth objectives.

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

Investing Through Partnerships or Joint Ventures Decreases Our Ability to Manage Risk.

Joint venture partners may have shared control or disproportionate control over the operation of our joint venture assets. Therefore, our joint venture investments may involve risks such as the possibility that our joint venture partner in an investment might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by our joint venture partners might subject hotels and resorts owned by the joint venture to additional risk. Further, we may be unable to take action without the approval of our joint venture partners. Alternatively, our joint venture partners could take actions binding on the joint venture without our consent.

Our Proposed Mixed Use Retail Development is Subject to Various Economic Factors That Are Beyond Our Control and May Adversely Affect Our Financial Results.

In connection with our proposed mixed use retail development in the Town of Brookfield, Wisconsin, we are subject to various risks, including the following: (1) we may not be able to attract a suitable joint venture partner or sufficient debt capital to proceed with the planned development; (2) we may not be able to obtain local government financial support for certain infrastructure costs necessary for the development to proceed; (3) we may be unable to lease space on favorable terms at a level necessary for the development to proceed; (4) we may be unable to acquire the adjacent land required for the development to proceed; (5) construction costs may exceed original estimates or available financing, possibly making the project unfeasible or unprofitable; (6) we may abandon development activities already under way, which may result in additional cost recognition; and (7) occupancy rates and rents of the completed project may not meet projections and, therefore, the project may not be profitable.

Our Properties are Subject to Risks Relating to Acts of God, Terrorist Activity and War and Any Such Event May Adversely Affect our Financial Results.

Acts of God, natural disasters, war (including the potential for war), terrorist activity (including threats of terrorist activity), incidents such as the tragedy that took place at a movie theatre in Colorado in 2012, epidemics (such as SARs, bird flu and swine flu), travel-related accidents, as well as political unrest and other forms of civil strife and geopolitical uncertainty may adversely affect the lodging and movie exhibition industries and our results of operations. Terrorism or other similar incidents may significantly impact business and leisure travel or consumer choices regarding out-of-home entertainment options and consequently demand for hotel rooms or movie theatre attendance may suffer. In addition, inadequate preparedness, contingency planning, insurance coverage or recovery capability in relation to a major incident or crisis may prevent operational continuity and consequently impact the reputation of our businesses.

Adverse Weather Conditions, Particularly During the Winter in the Midwest and in Our Other Markets, May Adversely Affect Our Financial Results.

Poor weather conditions adversely affect business and leisure travel plans, which directly impacts our hotels and resorts division. In addition, theatre attendance on any given day may be negatively impacted by adverse weather conditions. In particular, adverse weather during peak movie-going weekends or holiday periods may negatively affect our results of operations. Adverse winter weather conditions may also increase our snow removal and other maintenance costs in both of our divisions.

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

Item 1B.     Unresolved Staff Comments.

None.

Item 2.       Properties.

We own the real estate of a substantial portion of our facilities, including, as of May 30, 2013, The Pfister Hotel, the Hilton Milwaukee City Center, the Hilton Madison at Monona Terrace, the Grand Geneva Resort & Spa, the Hotel Phillips, the InterContinental Milwaukee, The Skirvin Hilton (majority ownership), The Cornhusker, A Marriott Hotel (majority ownership) and the majority of our theatres. We lease the remainder of our facilities. As of May 30, 2013, we also managed three hotels for joint ventures in which we have a minority interest and eight hotels, resorts and other properties and two theatres that are owned by third parties. Additionally, we own properties acquired for the future construction and operation of new facilities and we have an interest in a joint venture hotel managed by a third party. All of our properties are suitably maintained and adequately utilized to cover the respective business segment served.

Our owned, leased and managed properties are summarized, as of May 30, 2013, in the following table:

Business Segment	Total Number of Facilities in Operation	Owned(1)	Leased from Unrelated Parties(2)	Managed for Related Parties	Managed for Unrelated Parties(2)
Theatres:
Movie Theatres	55	45	8	0	2
Family Entertainment Center	1	1	0	0	0
Hotels and Resorts:
Hotels	18	7	1	3	7
Resorts	1	1	0	0	0
Other Properties	1	0	0	0	1
Total	76	54	9	3	10

(1)	Six of the movie theatres are on land leased from unrelated parties. Two of the hotels are owned by joint ventures in which we are the principal equity partner (60% and 73% as of May 30, 2013).

(2)	The eight theatres leased from unrelated parties have a total of 86 screens, and the two theatres managed for unrelated parties have a total of 11 screens. One UltraScreen adjacent to an owned theatre is leased from an unrelated party.

Certain of the individual properties or facilities identified above are subject to purchase money or construction mortgages or commercial lease financing arrangements, but we do not consider these encumbrances, individually or in the aggregate, to be material.

All of our operating property leases expire on various dates after the end of fiscal 2014 (assuming we exercise all of our renewal and extension options).

Item 3.           Legal Proceedings.

Goodman, et al. v. Platinum Condominium Development, LLC, Case No. 09-CV-957 (D. Nev.). On December 5, 2008, a class action complaint was filed in the Eighth Judicial District Court of Nevada for Clark County against Platinum LLC. On April 30, 2009, Platinum LLC was served with a summons and a copy of an amended complaint. The amended complaint also named another of our subsidiaries, Marcus Management Las Vegas, LLC (“Marcus Management LV”), as a defendant. Subsequently, Platinum LLC and Marcus Management LV removed the case to the United States District Court for the District of Nevada. The amended complaint in Goodman sought an unspecified amount of damages and alleged violations of federal and Nevada law, and that Platinum LLC and Marcus Management LV made various misrepresentations in connection with the Platinum Hotel & Spa development in Las Vegas, Nevada. On June 29, 2009, both Platinum LLC and Marcus Management LV moved to dismiss the amended complaint in its entirety. On March 29, 2010, the District of Nevada granted in part and denied in part the motion to dismiss, and dismissed most of the claims against Platinum LLC and Marcus Management LV without prejudice. On April 28, 2010, the plaintiffs filed a second amended complaint, which Platinum LLC and Marcus Management LV answered, in part, and moved to dismiss, in part. On September 27, 2010, the plaintiffs filed a motion for leave to file a third amended complaint that named Marcus Hotels, Inc. (“Marcus Hotels”) as an additional defendant. On March 31, 2011, the District Court granted the motion to file a third amended complaint and denied the motion to dismiss the second amended complaint as moot. On April 14, 2011, the plaintiffs filed the third amended complaint which Platinum LLC, Marcus Management LV and Marcus Hotels answered, in part, and moved to dismiss, in part. On January 11, 2011, the plaintiffs filed a motion asking the court to certify the case as a class action. The defendants objected to that motion in a response filed on February 11, 2011. On September 2, 2011, the court denied the motion for class certification and granted defendants’ motion to dismiss the fraud claims in the third amended complaint. On September 23, 2011 the defendants filed a motion to reconsider the court’s ruling on the motion to dismiss and dismiss three additional claims. On March 12, 2012, the defendants moved for summary judgment on all of the remaining claims. On April 10, 2012, the court granted the defendants’ motion for reconsideration and dismissed three more of the plaintiffs’ claims, leaving only claims for the sale of unregistered securities under Nevada law and negligent misrepresentation. On June 28, 2012, the parties reached an agreement to settle the case at a mediation and have executed a settlement agreement calling for the defendants to pay a total of $295,000. On August 2, 2012, the District Court entered an order dismissing the case with prejudice on the stipulation of the parties. This case is now closed.

Baroi, et al. v. Platinum Condominium Development, LLC, Case No. 09-CV-671 (D. Nev.) and Benson, et al. v. Platinum Condominium Development, LLC, et al, Case No. 09-CV-1301 (D. Nev.). On March 27, 2009, another complaint was filed in the Eighth Judicial District Court of Nevada for Clark County against Platinum LLC, which Platinum LLC subsequently removed to the United States District Court for the District of Nevada (the “District Court”). On May 29, 2009, the plaintiffs in Baroi amended their complaint and named Marcus Management LV, as well as two other of our subsidiaries, Marcus Development, LLC (“Marcus Development”) and Marcus Hotels, as additional defendants. On July 2, 2009, Marcus Management LV, Marcus Development and Marcus Hotels moved to dismiss the amended complaint. That motion was granted, without prejudice, and with leave to amend.

On July 17, 2009, the Benson action was filed in the United States District Court for the District of Nevada, and the complaint made allegations similar to those of the Baroi action. The Benson action also named Platinum LLC, Marcus Management LV, Marcus Development and Marcus Hotels as defendants.

Subsequent to the District Court’s Order granting Marcus Management LV’s, Marcus Development’s and Marcus Hotels’ motion to dismiss in Baroi, the plaintiffs in Baroi and Benson agreed to consolidate the two actions. On January 25, 2010, the plaintiffs filed a consolidated amended complaint against Platinum LLC, Marcus Management LV and Marcus Hotels. The plaintiffs did not name Marcus Development as a defendant. The consolidated amended complaint sought declaratory relief and an unspecified amount of damages, and alleged violations of Nevada law and that the defendants made various misrepresentations in connection with the Platinum Hotel & Spa development in Las Vegas, Nevada. On March 16, 2010, the defendants responded to the consolidated amended complaint. Marcus Management LV answered the consolidated amended complaint, and Platinum LLC answered it, in part, and moved to dismiss it, in part. Marcus Hotels moved to dismiss the complaint in its entirety. On July 2, 2010, the District Court granted, in part, and denied, in part, defendants’ motions to dismiss. On October 18, 2010, the court granted plaintiffs’ leave to file a third amended complaint that added claims for breach of Nevada securities laws and the federal Interstate Land Sales Full Disclosure Act. On February 14, 2011, the District Court denied defendants’ motion to dismiss the new claims raised in the third amended complaint, after which defendants filed an answer denying the allegations in those claims. Platinum LLC, Marcus Management LV and Marcus Hotels moved for summary judgment on all of the plaintiffs’ claims. The plaintiffs moved for summary judgment on their claims for breach of Nevada securities law and breach of contract.

On July 11, 2012, the District Court issued its decisions on the summary judgment motions. The District Court held that the Platinum condominium units were securities, but held that the plaintiffs’ non-registration claims were barred by the statute of limitations. The court granted the defendants’ motion to dismiss the claims under the Interstate Land Sales Full Disclosure Act, breach of the rental agreement, and unjust enrichment. The court also granted the defendants’ motion, in part, to dismiss aspects of the plaintiffs’ claims for fraud and breach of contract. The court allowed the plaintiffs’ claims for fraud and breach of contract to proceed to trial as limited in the summary judgment rulings. On August 1 and August 10, 2012, the plaintiffs moved the court to reconsider its decision on the statute of limitations. The District Court denied the motion for all plaintiffs except for one and held that such plaintiff’s non-registration claims for two units were not barred by the statute of limitations. The court later set a trial date of April 8, 2013.

From September 2012 through March 2013, Platinum LLC, Marcus Management LV and Marcus Hotels were able to reach settlements with all of the plaintiffs in the Baroi action. The aggregate amount of these settlements was $2,302,790. The plaintiffs accepted settlement offers by way of offers of judgment at a December 4, 2012 settlement conference with the Magistrate Judge and at a mediation on March 8, 2013, which resolved all remaining claims. On April 15, 2013, the District Court entered an order dismissing the case with prejudice on stipulation of the parties. This case is now closed.

Collins et al. v. Platinum Condominium Development, LLC et al., Case No. 12-CV-806-PMP-GWF (D. Nev.). On December 30, 2011, a complaint was filed in the Eighth Judicial District Court of Nevada for Clark County against Platinum LLC, Marcus Hotels and Marcus Management LV by purchasers of four units at the Platinum, which the defendants subsequently removed to the United States District Court for the District of Nevada. The complaint raised identical causes of action to those in the Goodman and Baroi actions and was filed by attorneys representing the plaintiffs in those actions. The defendants answered the complaint on July 12, 2012. The parties agreed to consolidate this case with the Baroi action, and consolidation was ordered by the District Court on July 13, 2012. Platinum LLC, Marcus Management LV and Marcus Hotels reached settlements with all of the plaintiffs in the Collins action in December of 2012 and January of 2013. The aggregate amount of these settlements was $98,050. On January 25, 2013, the District Court entered an order dismissing the case with prejudice on the stipulation of the parties. This case is now closed.

Item 4.       Mine Safety Disclosures.

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Each of our executive officers is identified below together with information about each officer’s age, position and employment history for at least the past five years:

Name	Position	Age
Stephen H. Marcus	Chairman of the Board	78
Gregory S. Marcus	President and Chief Executive Officer	48
Bruce J. Olson	Senior Vice President and President of Marcus Theatres Corporation	63
Thomas F. Kissinger	Vice President, General Counsel and Secretary	53
Douglas A. Neis	Chief Financial Officer and Treasurer	54
Kirk A. Rose	President of Marcus Hotels & Resorts	53

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

Bruce J. Olson joined our company in 1974. Mr. Olson served as the Executive Vice President and Chief Operating Officer of Marcus Theatres Corporation from August 1978 until October 1988, at which time he was appointed President of that subsidiary. Mr. Olson also served as our Vice President-Administration and Planning from September 1987 until July 1991. In July 1991, he was appointed as our Group Vice President and in October 2004, he was promoted to Senior Vice President. He was elected to serve on our Board of Directors in April 1996. Mr. Olson will retire from our company effective September 27, 2013, but will continue to serve as a member of our board of directors following his retirement.

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

Kirk A. Rose joined our company on January 17, 2013 as President of Marcus Hotels & Resorts. Prior to joining our company, Mr. Rose was a partner in Salt Creek Hospitality, LLC, a private equity group focused on hospitality real estate that he co-founded in 2009 with the former president of Global Hyatt Corporation. From 1999 until 2008, Mr. Rose served in various positions with Global Hyatt Corporation, including as Senior Vice President and Chief Financial Officer from 2002 until 2008. Mr. Rose’s experience also includes positions with Sears, Roebuck & Company, the Chicago-based law firm of McDermott, Will & Emery LLP, and Arthur Andersen LLP in Chicago.

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

The indices within the composite peer group index are weighted to approximate the relative annual revenue contributions of each of our business segments to our total annual revenues over the past several fiscal years. The shareholder returns of the companies included in the Dow Jones U.S. Hotels Index and the theatre index that we selected are weighted based on each company’s relative market capitalization as of the beginning of the presented periods.

From May 29, 2008 to May 30, 2013

Source: Zacks Investment Research, Inc.

	5/29/08	5/28/09	5/27/10	5/26/11	5/31/12	5/30/13

The Marcus Corporation	$100.00	$64.55	$68.72	$66.75	$87.44	$97.96

Composite Peer Group Index(1)	100.00	67.90	102.68	112.03	121.44	166.03

Russell 2000 Index	100.00	67.16	92.70	116.22	108.13	143.19

(1) Weighted 45.0% for the Dow Jones U.S. Hotels Index and 55.0% for the Company-selected Theatre Index.

(b)	Market Information

Our Common Stock, $1 par value, is listed and traded on the New York Stock Exchange under the ticker symbol “MCS.” Our Class B Common Stock, $1 par value, is neither listed nor traded on any exchange. During each quarter of fiscal 2012 and the first two quarters of fiscal 2013, we paid a dividend of $0.085 per share on our Common Stock and $0.07727 per share on our Class B Common Stock. On December 6, 2012, our board of directors declared a special cash dividend of $1.00 per share on our Common Stock and accelerated payment of the regular quarterly cash dividend that would have been paid to shareholders of our Common Stock for the third and fourth quarters of fiscal 2013 (a total of $0.17 per share of Common Stock). Also on December 6, 2012, our board of directors declared a special cash dividend of $0.90909 per share on our Class B Common Stock and accelerated payment of the regular quarterly cash dividend that would have been paid to shareholders of our Class B Common Stock for the third and fourth quarters of fiscal 2013 (a total of $0.15454 per share of Class B Common Stock).

The following table lists the high and low sale prices of our Common Stock for the periods indicated (NYSE trading information only).

Fiscal 2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$14.37	$13.25	$13.52	$14.07
Low	$12.50	$10.30	$11.45	$11.63

Fiscal 2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$10.70	$12.65	$13.50	$13.97
Low	$8.01	$8.14	$10.76	$11.22

On August 6, 2013, there were 1,448 shareholders of record of our Common Stock and 44 shareholders of record of our Class B Common Stock.

(c)	Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were made in conjunction with the exercise of stock options and the purchase of shares in the open market and pursuant to the publicly announced repurchase authorization described below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
March 1 – March 28	239,646	$12.02	239,646	3,715,268
March 29 – April 25	77,033	11.93	77,033	3,638,235
April 26 – May 30	33,365	13.93	33,365	3,604,870
Total	350,044	$12.18	350,044	3,604,870

(1)	Through May 30, 2013, our Board of Directors had authorized the repurchase of up to 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of May 30, 2013, we had repurchased 8.1 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 6.        Selected Financial Data.

Five-Year Financial Summary

	F2013	F2012	F2011	F2010	F2009
Operating Results
(in thousands)
Revenues	$412,836	413,898	377,004	379,069	383,496
Net earnings attributable to The Marcus Corp.	$17,506	22,734	13,558	16,115	17,200
Common Stock Data(1)
Net earnings per common share	$.63	.78	.46	.54	.58
Cash dividends per common share	$1.34	.34	.34	.34	.34
Weighted-average shares outstanding (in thousands)	27,865	29,308	29,657	29,910	29,819
Book value per share	$11.33	11.90	11.42	11.23	10.98
Financial Position
(in thousands)
Total assets	$746,696	733,011	694,446	704,411	711,523
Long-term debt(2)	$231,580	106,276	197,232	196,833	240,943
Shareholders’ equity attributable to The Marcus Corp.	$306,702	343,789	339,480	335,796	327,440
Capital expenditures and acquisitions	$23,491	38,017	25,186	25,082	35,741
Financial Ratios
Current ratio(2)	.40	.20	.39	.35	.37
Debt/capitalization ratio	.44	.37	.39	.41	.44
Return on average shareholders’ equity	5.4%	6.7%	4.0%	4.9%	5.3%

(1)	All per share and shares outstanding data is on a diluted basis. Earnings per share data is calculated on our Common Stock using the two class method.
(2)	Fiscal 2012 long-term debt excluded $86,093 of mortgage notes and borrowings under our revolving credit agreement with a maturity date during fiscal 2013 that were refinanced and subsequently reclassified as long-term debt. Including these amounts, fiscal 2012 long-term debt was $192,369 and our fiscal 2012 current ratio was .39.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General

We report our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in May. Fiscal 2013 and fiscal 2011 were 52-week years. Fiscal 2012 was a 53-week year, and our reported results for fiscal 2012 benefited from the additional week of reported operations. Fiscal 2014 will be a 52-week year. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in two business segments: theatres, and hotels and resorts.

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

Consolidated Financial Comparisons

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the past three fiscal years (in millions, except for per share and percentage change data):

			Change F13 v. F12			Change F12 v. F11
	F2013	F2012	Amt.	Pct.	F2011	Amt.	Pct.
Revenues	$412.8	$413.9	$(1.1)	-0.3%	$377.0	$36.9	9.8%
Operating income	38.2	46.5	(8.3)	-17.9%	33.5	13.0	38.9%
Other income (expense)	(3.5)	(9.1)	5.6	61.2%	(11.7)	2.6	22.3%
Net earnings attributable to noncontrolling interests	5.8	-	5.8	N/A	-	-	-
Net earnings attributable to The Marcus Corp.	$17.5	$22.7	$(5.2)	-23.0%	$13.6	$9.1	67.7%
Net earnings per common share - diluted	$0.63	$0.78	$(0.15)	-19.2%	$0.46	$0.32	69.6%

Fiscal 2013 versus Fiscal 2012

Our revenues, operating income (earnings before other income/expense and income taxes) and net earnings attributable to The Marcus Corporation for fiscal 2013 decreased compared to the prior year due to reduced operating results from both our theatre and hotels and resorts divisions and the fact that fiscal 2012 included an additional week of operations that benefited both of our operating divisions. The additional 53rd week of operations contributed approximately $7.6 million in revenues and $2.1 million in operating income to our fiscal 2012 fourth quarter and full year results. After interest expense and income taxes, we estimate that the extra week of operations contributed approximately $1.1 million to our fiscal 2012 net earnings, or $0.04 per diluted common share.

Operating results from our theatre division decreased due to a weaker slate of movies and approximately $1.3 million of impairment charges, partially offset by an increase in our average concession sales per person during fiscal 2013 compared to the prior year. Operating results from our hotels and resorts division were negatively impacted by approximately $3.3 million of pre-tax costs related to the settlement of lawsuits concerning our Las Vegas property, approximately $250,000 of impairment charges and initial operating losses from a new hotel that we acquired during fiscal 2013, partially offset by the favorable impact of higher occupancy rates and average daily rates during fiscal 2013 compared to the prior year. We estimate that the total impairment charges from both divisions, together with the legal costs that we incurred in fiscal 2013 in connection with the lawsuits concerning our Las Vegas property, negatively impacted our net earnings per share during fiscal 2013 by approximately $0.10 per share.

Fiscal 2013 operating results from our corporate items, which include amounts not allocable to the business segments, did not materially change from the prior year due to the fact that reduced rental revenues from non-operating real estate and increased expenses related to our proposed retail development in Brookfield, Wisconsin were offset by decreased incentive compensation expenses related to our reduced operating results during fiscal 2013 compared to the prior year. Net earnings attributable to The Marcus Corporation during fiscal 2013 were also unfavorably impacted by a decrease in investment income and an increase in our equity losses from joint ventures, partially offset by reduced losses on disposition of property, equipment and other assets during fiscal 2013 compared to the prior year.

We recognized investment income of $494,000 during fiscal 2013, representing a decrease of nearly $700,000 compared to investment income of approximately $1.2 million during the prior year. The decrease in investment income during fiscal 2013 was primarily attributable to a one-time gain on sale of securities held for investment purposes of approximately $700,000 during fiscal 2012. Investment income has historically included interest earned on cash, cash equivalents and notes receivable, including notes related to prior sales of timeshare units in our hotels and resorts division. We currently expect investment income during fiscal 2014 to be similar to fiscal 2013.

Our interest expense totaled $9.3 million for both fiscal 2013 and fiscal 2012. An increase in our total borrowings as a result of an assumed mortgage related to our newest majority-owned hotel, The Cornhusker, A Marriott Hotel, and new borrowings necessary to fund a special dividend paid during fiscal 2013 was offset by a decrease in our average interest rate and the fact that fiscal 2012 interest expense included an extra week of operations. Late in our fiscal 2014 first quarter, we expect to close on our previously-disclosed issuance of $50 million of unsecured senior notes privately placed with three institutional lenders. We expect to use the proceeds from the notes, which will bear interest at 4.02% and mature in 2025, to reduce borrowings under our revolving credit facility and for general corporate purposes. Based upon our current expectations for increased capital expenditures during fiscal 2014 and an increased average interest rate resulting from the new senior notes, we currently believe our interest expense may increase during fiscal 2014 by approximately $1.0-$1.5 million compared to fiscal 2013. A substantial portion of our total assets consist of long-term property, plant and equipment and, as a result, we believe that the majority of our borrowings should have a fixed rate and longer term associated with it.

During the third quarter of fiscal 2013, we refinanced the debt related to The Skirvin Hilton hotel in Oklahoma City (we own a 60% interest in this hotel). In conjunction with that refinancing, approximately $9.8 million of debt originally issued as part of a new markets tax credit structure was cancelled in December 2012 after certain time-related conditions related to the tax credits were met. As a result, we recognized income from the extinguishment of debt of $6.0 million, representing the cancellation of the $9.8 million of debt less approximately $3.8 million of deferred fees related to the issuance of the debt. This income from the extinguishment of debt did not impact our reported net earnings attributable to The Marcus Corporation because, pursuant to the terms of the operating agreement with our 40% joint venture partner, we allocated 100% of this income to the noncontrolling interest.

We reported net losses on disposition of property, equipment and other assets of $266,000 during fiscal 2013, compared to net losses of $759,000 during fiscal 2012. The losses reported during fiscal 2013 and fiscal 2012 were primarily the result of the write-off of selected furniture, fixtures and equipment that we disposed of in conjunction with renovations at several of our hotel properties. Fiscal 2013 losses also included losses that we incurred in connection with our disposal of two former restaurant locations. The timing of our periodic sales of property, equipment and other assets results in variations each year in the gains or losses that we report on dispositions of property, equipment and other assets. We anticipate the potential for additional disposition gains or losses from periodic sales of non-core property and equipment during fiscal 2014 and beyond. In particular, we may report a significant gain sometime during the next two years from the potential sale of an existing theatre parcel in Madison, Wisconsin that we intend to replace with a new theatre.

We reported net equity losses from unconsolidated joint ventures of $450,000 during fiscal 2013 compared to losses of $200,000 during the prior year. Losses during fiscal 2013 and 2012 included our pro-rata share from two hotel joint ventures in which we have a 15% ownership interest, a new hotel joint venture that we entered into during fiscal 2013 in which we have an 11% ownership interest and our remaining Baymont 50% joint venture (now operating as a Travelodge). We currently do not expect significant variations in net equity gains or losses from unconsolidated joint ventures during fiscal 2014 compared to fiscal 2013 unless we significantly add to the number of joint ventures in which we participate during fiscal 2014.

We reported income tax expense for fiscal 2013 of $11.4 million, a decrease of approximately $3.3 million, or 22.8%, compared to fiscal 2012 income tax expense of $14.7 million. The entire decrease in income tax expense was the result of reduced pre-tax earnings during fiscal 2013 compared to the prior year. Our effective income tax rate, after adjusting for earnings from noncontrolling interests that are not tax-effected because the entities involved are tax pass-through entities, was 39.3% during both fiscal 2013 and fiscal 2012. We currently anticipate that our fiscal 2014 effective income tax rate will remain close to its historical range of 38-40%, excluding any changes in our liability for unrecognized tax benefits or potential changes in federal and state income tax rates.

Weighted-average shares outstanding were 27.9 million during fiscal 2013 and 29.3 million during fiscal 2012. All per share data is presented on a diluted basis.

Fiscal 2012 versus Fiscal 2011

Our revenues, operating income and net earnings for fiscal 2012 increased compared to the prior year due to improved operating results from both our theatre and hotels and resorts divisions. Operating results from our theatre division increased due to a stronger slate of movies and a significant increase in our average concession sales per person during fiscal 2012 compared to the prior year. Operating results from our hotels and resorts division were favorably impacted by higher occupancy rates and average daily rates during fiscal 2012 compared to the prior year. Operating results from our corporate items, which include amounts not allocable to the business segments, were negatively impacted by reduced rental revenues from non-operating real estate, expenses related to our newly-formed MCS Capital hotel development business, expenses related to our proposed retail development in Brookfield, Wisconsin and increased compensation expenses related to our improved operating results during fiscal 2012 compared to the prior year. Net earnings during fiscal 2012 were also favorably impacted by an increase in investment income and a reduction in our interest expense and losses on disposition of property, equipment and other assets, partially offset by a decrease in our equity earnings from joint ventures during fiscal 2012 compared to the prior year.

Our additional 53rd week of operations benefitted both of our operating divisions and contributed approximately $7.6 million in revenues and $2.1 million in operating income to our fiscal 2012 fourth quarter and full year results. After interest expense and income taxes, we estimate that the extra week of operations contributed approximately $1.1 million to our fiscal 2012 net earnings, or $0.04 per diluted common share.

We recognized investment income of approximately $1.2 million during fiscal 2012, representing an increase of over $1.5 million compared to an investment loss of $365,000 during the prior year. The increase in investment income during fiscal 2012 was primarily attributable to a one-time gain on the sale of securities held for investment purposes of approximately $700,000 during fiscal 2012 and an approximately $700,000 negative adjustment during fiscal 2011 in the estimate of interest income earned to date on the funds we advanced several years ago in conjunction with the public portion of a parking garage built adjacent to our Hilton Milwaukee City Center property.

Our interest expense totaled $9.3 million for fiscal 2012, representing a decrease of approximately $1.1 million, or 10.5%, compared to fiscal 2011 interest expense of $10.4 million. The decrease in interest expense was the result of reduced borrowings during fiscal 2012, primarily due to the fact that our cash flows from operating activities exceeded our capital expenditures, share repurchases and dividend payments. Current maturities of long-term debt on our balance sheet as of May 31, 2012 included a $15.1 million mortgage related to our Skirvin Hilton hotel with a maturity date in December 2012 and $71.0 million in borrowings under our revolving credit agreement with a maturity date in April 2013. We refinanced both of these debt agreements during fiscal 2013, at which time these borrowings were reclassified as long-term debt.

We reported net losses on disposition of property, equipment and other assets of $759,000 during fiscal 2012, compared to net losses of $1.5 million during fiscal 2011. The losses reported during fiscal 2012 and fiscal 2011 were primarily a result of the write-off of selected furniture, fixtures and equipment that we disposed of in conjunction with renovations at several of our hotel properties. In addition, an adverse legal judgment during our fiscal 2011 third quarter relating to architectural services rendered during the construction of the condominium units at our Las Vegas property contributed to the increased net losses during fiscal 2011. The largest portion of the judgment, totaling approximately $750,000, was reported as a loss on disposition of property, equipment and other assets because the majority of the construction costs associated with the Platinum project were deducted from proceeds from the sale of the condominium units, resulting in gains on disposition reported in prior years. The remaining portion of the $1.1 million contingent liability that we accrued during fiscal 2011 as a result of this judgment related to legal fees and reduced our hotel division operating income during fiscal 2011. This matter was successfully mediated during fiscal 2012, reducing our total liability to $955,000.

We reported net equity losses from unconsolidated joint ventures of $200,000 during fiscal 2012 compared to earnings of $545,000 during the prior year. Earnings and losses during fiscal 2012 and 2011 included our pro-rata share from two hotel joint ventures in which we have a 15% ownership interest and our remaining Baymont 50% joint venture (now operating as a Travelodge). Our fiscal 2011 operating results benefited from a gain reported by one of our hotel joint ventures during our fiscal 2011 third quarter related to a favorable refinancing of its debt.

We reported income tax expense for fiscal 2012 of $14.7 million, an increase of approximately $6.4 million, or 78.1%, compared to fiscal 2011 income tax expense of $8.3 million. Our effective income tax rate during fiscal 2012 was 39.3% compared to an effective rate of 37.8% during fiscal 2011. This higher rate was primarily due to significantly increased pre-tax earnings during fiscal 2012 compared to the prior year, which had the effect of reducing the impact of favorable decreases in our liability for unrecognized tax benefits on our effective rate. Unrecognized tax benefits decreased by approximately $1.3 million during fiscal 2012. The reduction reflected a settlement during fiscal 2012 of prior year tax issues that were under appeal with the Internal Revenue Service (IRS), partially offset by an increase in unrecognized tax benefits as a result of tax positions then under review by taxing authorities. Due to the temporary nature of the underlying tax positions, the reduction favorably impacted our fiscal 2012 tax expense by approximately $400,000, primarily as a result of the reversal of penalties.

Weighted-average shares outstanding were 29.3 million during fiscal 2012 and 29.7 million during fiscal 2011.

Current Plans

Our aggregate capital expenditures, acquisitions and purchases of interests in joint ventures were approximately $24 million during fiscal 2013 compared to $38 million during fiscal 2012 and $25 million during fiscal 2011. We currently anticipate that our fiscal 2014 capital expenditures may be in the $60-$90 million range, excluding any presently unidentified potential acquisitions that could arise during the year. We will, however, continue to monitor our operating results and economic and industry conditions so that we may adjust our plans accordingly.

Our current strategic plans include the following goals and strategies:

i	Our current plans for growth in our theatre division include several opportunities for new theatres and screens. Although we continue to review opportunities to build theatres at new locations, we believe those opportunities are limited. We have plans to build a new theatre in Sun Prairie, Wisconsin as a replacement for a nearby theatre in Madison, Wisconsin. It is possible that we may begin construction on this new location later in fiscal 2014. We will also continue to look for selected opportunities to expand our successful premium large-screen UltraScreen® concept at new and existing locations. Early in fiscal 2013, we opened our division’s 14th UltraScreen at our theatre in Duluth, Minnesota. We also recently demolished two screens at our Gurnee, Illinois theatre in order to begin construction on an UltraScreen that is scheduled to open in the fall of 2013 at this location. We currently are reviewing plans to add at least one more UltraScreen to an existing theatre during fiscal 2014. Our UltraScreens generally have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens. Recent UltraScreen additions have increased applicable theatre complex box office revenues by 19-28%.

i	We purchased two individual theatres and acquired two theatre circuits during the last six years and we will continue to consider additional potential acquisitions in the future. The movie theatre industry is very fragmented, with approximately 50% of U.S. screens owned by approximately 800 smaller operators, making it very difficult to predict when acquisition opportunities may arise.

i	We continue to further enhance our food and beverage offerings within our existing theatres. As of the end of fiscal 2013, three of our theatres offered an expanded concession Hot Zone/Zaffiro’s Express, which serves pizza, hamburgers, wraps, sandwiches and other hot appetizers, and four of our theatres include our Take Five Lounge, which serves alcoholic beverages, including our fiscal 2013 additions in Duluth, Minnesota and Omaha, Nebraska. We opened another Zaffiro’s Express and Take Five Lounge early in fiscal 2014 at a theatre in Madison, Wisconsin, and we opened our sixth Take Five Lounge and another Zaffiro’s Express this summer at a theatre in Omaha, Nebraska. We are currently reviewing plans for an additional three to five Take Five Lounges that we may open during fiscal 2014. During fiscal 2013, we opened our circuit’s third Zaffiro’s Pizzeria and Bar full-service restaurant at our New Berlin, Wisconsin theatre. We also offer our Big Screen Bistro in-theatre dining concept in eight owned and managed screens at two locations. With each of these strategies, our goal continues to be to introduce and create entertainment destinations that further define and enhance the customer value proposition for movie-going. We will continue to seek additional opportunities to expand our successful food and beverage concepts into additional select theatres.

i	We will continue to maintain and seek to enhance the value of our existing theatre assets by regularly upgrading and remodeling our theatres in order to keep them looking fresh and new. We are adding the newest in sound technology, immersive audio, to our new UltraScreen under construction in Gurnee, Illinois. Early in fiscal 2014, we completed a major renovation of a theatre in Omaha, Nebraska that included the addition of premium seating in all auditoriums. We expect to add premium seating to several additional theatres during fiscal 2014. In order to accomplish the strategies noted above, we currently anticipate that our fiscal 2014 capital expenditures in this division may total approximately $30-$45 million, excluding any potential acquisitions that may arise.

i	In addition to the growth strategies described above, our theatre division continues to focus on multiple strategies designed to further increase revenues and improve the profitability of our existing theatres. These strategies include various cost control efforts as well as plans to expand ancillary theatre revenues, such as pre-show advertising (through our advertising provider, Screenvision), lobby advertising, additional corporate and group sales, sponsorships and alternate auditorium uses. We also have plans to enhance our mobile ticketing, loyalty program offerings and customer interaction capabilities during fiscal 2014 in order to further enhance the overall experience for our customers.

i	We offer digital cinema projection (branded “MDX® – the Marcus Digital Xperience®”) at 99% of our first-run screens. We believe the benefits from digital cinema include delivering an improved film presentation to our guests, increasing scheduling flexibility, providing a platform for additional 3D presentations as needed, as well as maximizing the opportunities for alternate programming that may be available with this technology. The addition of digital technology throughout our circuit has provided us with additional opportunities to obtain non-motion picture programming from other new and existing content providers, including live and pre-recorded performances of the Metropolitan Opera, as well as sports, music and other events, at many of our locations. This programming continues to be well received by our customers and may benefit our future operating results by providing revenue during our theatres’ slower times.

i	Digital 3D presentation of films continues to positively contribute to our box office receipts. We currently have the ability to offer digital 3D presentations in 164, or approximately 25%, of our first-run screens, including the majority of our UltraScreens (branded as UltraScreen® XL3D™). We have the ability to increase the number of digital 3D capable screens we offer to our guests in the future as needed, based on the number of digital 3D films anticipated to be released during future periods and our customers’ response to these 3D releases.

i	Our hotels and resorts division is actively seeking opportunities to increase the number of rooms under management. The goal of our new hotel investment business, MCS Capital, under the direction of a well-respected industry veteran with extensive hotel acquisition and development experience, is to seek opportunities whereby we may act as an investment fund sponsor, joint venture partner or sole investor in acquiring additional hotel properties. During fiscal 2013, we added two new hotels to our portfolio, one majority-owned and one minority-owned, both of which we manage. We have a number of additional potential growth opportunities in the pipeline.

i	We also continue to pursue additional management contracts for other owners, some of which may include small equity investments, similar to the investments we have made in the past with strategic equity partners. Although total revenues from an individual hotel management contract are significantly less than from an owned hotel, the operating margins are generally significantly higher due to the fact that all direct costs of operating the property are borne by the owner of the property. Management contracts provide us with an opportunity to increase our total number of managed rooms without a significant investment, thereby increasing our returns on equity. With a large number of hotels across the country having experienced financial difficulties due to reduced operating results and/or high debt service costs in recent years, we continue to believe that opportunities to acquire high quality hotels or management contracts at reasonable valuations will be present in the future for well-capitalized companies such as ours.

i	Unlike theatre assets, where the majority of the return on investment comes from the annual cash flow generated by operations, a portion of the return on a hotel investment is derived by effective portfolio management, which includes determining the proper branding strategy for a given asset along with the proper level of investment and upgrades, as well as identifying an effective divestiture strategy for the asset when appropriate. Because one of our hotels is due for brand-initiated product improvement plans during fiscal 2014, we are currently reviewing our branding strategy for this hotel. In addition, we have been very opportunistic in our past hotel investments as we have acquired assets at favorable terms and then improved the properties and operations in order to create value. We will continue to evaluate individual hotel assets in order to determine whether a divestiture strategy may be appropriate for certain assets. While we do not currently have imminent plans to divest any particular hotel assets during fiscal 2014, we cannot rule out the possibility that we may sell all or a portion of a particular hotel or hotels, while retaining management if possible, if we determine that such action is in the best interest of our shareholders.

i	Our plans for our hotels and resorts division also include continued reinvestment in our existing properties in order to maintain and enhance their value. During fiscal 2013, we completed a project at the Hilton Milwaukee in which we restored the lobby lounge to its original art-deco grandeur. We also opened new concierge and club lounges at our Pfister Hotel and Grand Geneva Resort & Spa during the fourth quarter of fiscal 2013. In addition, we are in the midst of a major renovation of our newly-acquired Cornhusker hotel in Lincoln, Nebraska and have plans for a major guest room renovation for The Pfister Hotel in Milwaukee, Wisconsin during fiscal 2014. Our fiscal 2014 hotels and resorts capital expenditures, which will include additional reinvestments in our existing assets, as well as possible growth opportunities currently being evaluated, may total up to approximately $30-$45 million, excluding any additional presently unidentified possible acquisitions.

i	In addition to the growth strategies described above, our hotels and resorts division continues to focus on several strategies that are intended to further improve the division’s profitability. These include human resource and cost improvement strategies designed to achieve operational excellence and improved operating margins. We have also invested in sales, revenue management and internet marketing strategies in an effort to further increase our profitability. We intend to build on the success of our dining rewards program, Marcus Rewards, by expanding the program to include points for room nights, beginning with The Pfister Hotel this summer. We also continue to focus on developing our in-house restaurant brands. Our recently-enhanced Miller Time Pub & Grill concept at our Hilton Milwaukee hotel has been very well received by our guests, and we are currently adding our second location of this concept to our newly-acquired Cornhusker hotel in Lincoln, Nebraska.

i	In addition to our growth strategies in our operating divisions, we are also leveraging our real estate experience by pursuing an opportunity to be the developer of a mixed use retail development currently proposed on the site of one of our former theatres in the Town of Brookfield, Wisconsin. We had previously intended to sell this valuable land parcel, but an opportunity to acquire an adjacent parcel and develop a high quality town center anchored by a Von Maur department store became available. We are currently seeking local government financial support for certain infrastructure costs related to this project, which we have named The Corners of Brookfield, and are assessing leasing interest in the project. The project is expected to include retail, restaurant and residential components with the total cost of the development possibly exceeding $150 million. We intend to be the developer and sponsor of this project, and we are currently in active negotiations with a majority equity partner similar to our hotel joint venture structures outlined in our growth strategies described above. We also have a significant portion of the available retail space in active lease or letter of intent negotiations. If we can secure a sufficient number of leases to satisfy financing requirements and negotiations with the local government and majority equity partner are satisfactorily completed, it is possible that construction on this project could begin early in calendar 2014, with the entire project scheduled to open in the fall of 2015. The actual timing and extent of any additional expenditures for this project may change, depending upon the satisfactory and timely completion of the items noted above.

i	In addition to operational and growth strategies in our operating divisions, we continue to seek additional opportunities to enhance shareholder value, including strategies related to our dividend policy, share repurchases and asset divestitures. We have maintained our regular quarterly common stock cash dividend at $0.085 per share in recent years despite the challenging economic environment. We paid a special cash dividend of $1.00 per share of Common Stock and $0.90909 per share of Class B Common Stock in December 2012. We also repurchased nearly 2.2 million shares of our common stock during fiscal 2013 and a total of approximately 1.5 million shares during the previous two fiscal years under our existing Board of Directors stock repurchase authorizations, and our Board of Directors increased our share repurchase authorization by 3 million shares in January 2013. We will also continue to evaluate opportunities to sell real estate when appropriate, benefiting from the underlying value of our real estate assets. In addition to the above-mentioned potential sale of a valuable existing theatre in Madison, Wisconsin, we plan to evaluate opportunities to sell additional out-parcels at our new theatre developments in Green Bay and Sturtevant, Wisconsin, as well as other non-operating and/or non-performing real estate in our portfolio.

The actual number, mix and timing of our potential future new facilities and expansions and/or divestitures will depend, in large part, on industry and economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the potential availability of attractive acquisition and investment opportunities. It is likely that our growth goals and strategies will continue to evolve and change in response to these and other factors, and there can be no assurance that we will achieve our current goals. Each of our goals and strategies are subject to the various risk factors discussed above in this Annual Report on Form 10-K.

Theatres

Our oldest and most profitable division is our theatre division. The theatre division contributed 53.2% of our consolidated revenues and 79.3% of our consolidated operating income, excluding corporate items, during fiscal 2013, compared to 55.1% and 78.7%, respectively, during fiscal 2012 and 55.0% and 84.7%, respectively, during fiscal 2011. The theatre division operates motion picture theatres in Wisconsin, Illinois, Ohio, Minnesota, Iowa, North Dakota and Nebraska and a family entertainment center in Wisconsin. The following tables set forth revenues, operating income, operating margin, screens and theatre locations for the last three fiscal years:

			Change F13 v. F12			Change F12 v. F11
	F2013	F2012	Amt.	Pct.	F2011	Amt.	Pct.
	(in millions, except percentages)
Revenues	$219.5	$227.9	$(8.4)	-3.7%	$207.3	$20.6	9.9%
Operating income	$40.9	$47.1	$(6.2)	-13.1%	$37.3	$9.8	26.2%
Operating margin	18.6%	20.7%			18.0%

Number of screens and locations at fiscal year-end (1) (2)	F2013	F2012	F2011
Theatre screens	685	694	684
Theatre locations	55	56	55
Average screens per location	12.5	12.4	12.4

(1)	Includes 11 screens at two locations managed for other owners in all three years.
(2)	Includes 28 budget screens at four locations in fiscal 2013 and 21 budget screens at three locations in fiscal 2012 and 2011. Compared to first-run theatres, budget theatres generally have lower box office revenues and associated film costs, but higher concession sales as a percentage of box office revenues.

The following table provides a further break down of the components of revenues for the theatre division for the last three fiscal years:

			Change F13 v. F12			Change F12 v. F11
	F2013	F2012	Amt.	Pct.	F2011	Amt.	Pct.
			(in millions, except percentages)
Box office revenues	$134.5	$142.1	$(7.6)	-5.3%	$132.5	$9.6	7.2%
Concession revenues	73.2	74.5	(1.3)	-1.7%	64.3	10.2	15.9%
Other revenues	11.8	11.3	0.5	4.3%	10.5	0.8	7.6%
Total revenues	$219.5	$227.9	$(8.4)	-3.7%	$207.3	$20.6	9.9%

Fiscal 2013 versus Fiscal 2012

Our theatre division fiscal 2013 revenues and operating income decreased compared to record levels for this division during fiscal 2012 due primarily to a decrease in total theatre attendance at comparable theatres and the fact that we had an additional week of operations included in our fiscal 2012 results, partially offset by an increase in our average concession sales per person. The additional week of operations during fiscal 2012, which included the traditionally strong Memorial Day holiday weekend, contributed approximately $4.7 million and $1.6 million, respectively, to our theatre division revenues and operating income during fiscal 2012 compared to the current year. Our operating income and operating margin for fiscal 2013 were negatively impacted by nearly $1.3 million in impairment charges related to two budget-oriented theatres that we recently decided to offer for sale and the closing of an eight-screen theatre in Milwaukee, Wisconsin.

Total theatre attendance decreased 7.0% during fiscal 2013 compared to the prior year. Fiscal 2013 attendance at comparable theatres decreased approximately 7.4% including the additional week of operations, and 5.6% excluding the additional week, compared to the prior year. The following table indicates our percentage change in comparable theatre attendance during each of the four quarters of fiscal 2013 compared to the same quarter during the prior year (excludes the additional fourth quarter week during fiscal 2012):

	Change F13 v. F12
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Comparable theatre attendance	-13.7%	+16.9%	-9.2%	-8.0%

Theatre attendance can vary significantly from quarter to quarter due to a variety of factors. Our fiscal 2013 first quarter attendance did not include the busy Memorial Day weekend due to its inclusion as the 53rd week during fiscal 2012, which contributed to the decline in attendance during the fiscal 2013 first quarter. We also believe our fiscal 2013 first quarter attendance was negatively impacted by television viewership of the Olympics during three weekends in the latter half of the summer of 2012. Our fiscal 2013 second quarter attendance benefitted by a particularly strong film slate during the months of October and November. Our fiscal 2013 third quarter comparable theatre decrease in attendance was entirely due to a weaker slate of movies during January and February compared to the prior year, which offset a strong December holiday period. Our fiscal 2013 third quarter did not have a very deep slate of movies, as our 16th-40th highest performing films during our fiscal 2013 third quarter significantly underperformed the comparable “middle tier” of films released last year during the same quarter. Our fiscal 2013 fourth quarter comparable theatre attendance decrease was due primarily to the fact that the prior year’s fourth quarter included the release of two blockbuster films that ended up being our highest grossing films of fiscal 2012 – The Hunger Games and The Avengers.

Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a film is released to other channels, including video on-demand (VOD) and DVD. These are factors over which we have no control. The national DVD release window decreased slightly during calendar 2012 to 119 days compared to 122 days in 2011 and the approximately 130 days that had been in place for the five previous years. We have expressed our concerns to the studios regarding the impact a shortened DVD or VOD release window may have on future box office receipts. We have also indicated that we would seek adjustments in the current financial arrangements we have with film studios upon the enactment of shorter release windows. In general, we have been encouraged by recent discussions and statements made by the film studios recognizing the importance of maintaining appropriate windows for the release of their product.

We believe that the most significant factor contributing to variations in theatre attendance during fiscal 2013, as in other years, was the quantity and quality of films released during the respective quarters compared to the films released during the same quarters of the prior year. Blockbusters (generally defined as films grossing more than $100 million nationally) accounted for a slightly increased percentage of our total box office revenues during fiscal 2013, with our top 15 performing films accounting for 38% of our fiscal 2013 box office revenues compared to 37% during fiscal 2012. The following five top performing fiscal 2013 films accounted for over 17% of our total box office revenues for our circuit: The Dark Knight Rises, Iron Man 3 (3D), The Hobbit: An Unexpected Journey (3D), The Twilight Saga: Breaking Dawn – Part 2 and Skyfall.

The quantity of total wide release films shown in our theatres and number of wide release films provided by the six major studios decreased during fiscal 2013, which also contributed to our reduced theatre attendance compared to the prior year. A film is generally considered a wide release if it is shown on over 600 screens nationally and these films generally have the greatest impact on box office receipts. We played 142 wide release films (including 32 digital 3D films) at our theatres during fiscal 2013 compared to 144 wide release films (including 36 digital 3D films) during fiscal 2012. In total, we played 160 films and 60 alternate content attractions at our theatres during fiscal 2013 compared to 158 films and 81 alternate content attractions during fiscal 2012. Based upon projected film and alternate content availability, we currently estimate that we may show up to 35 more films and attractions on our screens during fiscal 2014 compared to fiscal 2013, with the majority of the estimated increase expected to be sourced primarily from alternate content providers. There are currently approximately 38 digital 3D films scheduled to be released during our fiscal 2014. Generally, an increase in the quantity of films released, particularly from the six major studios, increases the potential for more blockbusters in any given year, and an increase in the quantity of 3D films increases the potential for a higher average ticket price.

During fiscal 2013, our average ticket price increased 1.9% compared to the prior year, attributable primarily to selected price increases and premium pricing for our digital 3D and UltraScreen® attractions. Eight of our top 15 films during fiscal 2013 were available in digital 3D, compared to six of our top 15 films during fiscal 2012, contributing to our small increase in average ticket price compared to the prior year. We do not believe that changes in film product mix had a significant impact on our average ticket price during fiscal 2013 (more adult-oriented and R-rated films result in a higher average ticket price). The increase in average ticket price contributed approximately $2.6 million to our box office revenues for comparable theatres during fiscal 2013 compared to the prior year, which partially offset the decrease in box office revenues attributable to reduced attendance.

Our average concession sales per person increased 5.7% during fiscal 2013 compared to the prior year. Pricing, concession product mix and film product mix are the three primary factors that impact our concession sales per person. Selected price increases and a change in concession product mix, including increased sales of higher priced non-traditional food and beverage items, were the primary reasons for our increased average concession sales per person during fiscal 2013. We do not believe that film product mix (for example, films that appeal to families and teenagers generally produce better than average concession sales) had a significant impact on our average concession sales per person during fiscal 2013. The increase in average concession sales per person contributed approximately $4.0 million to our concession revenues for comparable theatres during fiscal 2013 compared to the prior year, which partially offset the decrease in concession revenues attributable to reduced attendance.

Our theatre division’s operating margin decreased to 18.6% during fiscal 2013, compared to 20.7% for fiscal 2012. Excluding the additional week of operations, our fiscal 2012 theatre division operating margin was 20.4%. Reduced attendance negatively impacts our operating margin, particularly because the decreased attendance generally has the effect of decreasing our high-margin concession revenues and because fixed expenses become a higher percentage of revenues. Conversely, our fiscal 2013 operating margin was favorably impacted by increases in our average concession sales per person. In addition, other revenues, which include management fees, pre-show advertising income, family entertainment center revenues and gift card breakage income, increased during fiscal 2013 compared to the prior year due to increased advertising revenues. Film costs as a percentage of box office revenues did not materially change during fiscal 2013 compared to the prior year.

Early in our fiscal 2012 third quarter, we purchased a 12-screen theatre in Franklin, Wisconsin out of receivership. Because this theatre was only open for a portion of our fiscal 2012, it contributed approximately $1.5 million of additional revenues to our fiscal 2013 results, but did not have a significant impact on operating income. We completed an extensive renovation of a theatre in a suburb of St. Cloud, Minnesota during our fiscal 2012 third quarter that included the opening of our second Zaffiro’s Pizzeria and Bar. We also opened our third Zaffiro’s Pizzeria and Bar at a theatre in New Berlin, Wisconsin in August 2012. In both cases, the new restaurant replaced a previously existing screen at the theatre. During our fiscal 2012 third quarter, we also acquired the former OMNIMAX® Theatre in the Duluth Entertainment Convention Center in Duluth, Minnesota, adjacent to our current 10-screen Duluth Cinema, and completed a conversion of the theatre into our 14th premium large-screen UltraScreen auditorium in June 2012. We closed one eight-screen theatre in Milwaukee, Wisconsin during fiscal 2013. We also closed two individual screens at separate theatres during fiscal 2013 in conjunction with the construction of a new Take Five Lounge and UltraScreen at the respective theatres. We currently operate four budget-oriented theatres with 28 total screens that still utilize film projection systems. We have no plans to convert these theatres to digital projection systems, so as a result, our ability to keep these theatres open will depend upon the availability of film from the studios in the future.

Box office revenues during the summer of 2013 through the date of this filing have increased substantially compared to last year’s summer results due primarily to a much stronger slate of films. Strong performances from films such as Man of Steel, Monsters University (3D), World War Z (3D), Despicable Me 2 (3D), Grown Ups 2 and The Wolverine (3D) have contributed positively to our early fiscal 2014 results.

In late July 2012, we were deeply saddened by the tragedy at a movie theatre in Aurora, Colorado. These senseless, random acts of violence by disturbed individuals can happen anywhere, but have never occurred in a U.S. movie theatre in the 110-year history of cinema. Safety and security of our guests and associates is always a priority concern. We continue to take appropriate measures to have our security precautions in place each and every day that we open for business.

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

We believe that the most significant factor contributing to variations in theatre attendance during fiscal 2012, as in other years, was the quantity and quality of films released during the respective quarters compared to the films released during the same quarters of the prior year. In addition to the stronger “middle tier” of films discussed above, another indication of the stronger film product during fiscal 2012 was the fact that blockbusters accounted for an increased portion of our total box office revenues during fiscal 2012, with our top 15 performing films accounting for 37% of our fiscal 2012 box office revenues compared to 34% during fiscal 2011. The following five top performing fiscal 2012 films accounted for nearly 20% of our total box office revenues and produced the greatest box office revenues for our circuit: The Avengers (3D), The Hunger Games, Harry Potter and the Deathly Hallows – Part 2 (3D), Transformers: Dark of the Moon (3D) and The Twilight Saga: Breaking Dawn – Part I.

The quantity of total wide release films shown in our theatres and number of wide release films provided by the six major studios increased during fiscal 2012, which also contributed to our improved attendance compared to the prior year. We played 144 wide release films (including 36 digital 3D films) at our theatres during fiscal 2012 compared to 135 wide release films (including 28 digital 3D films) during fiscal 2011. In total, we played 158 films and 81 alternate content attractions at our theatres during fiscal 2012 compared to 177 films and 41 alternate content attractions during fiscal 2011.

During fiscal 2012, our average ticket price increased 1.5% compared to the prior year, attributable primarily to selected price increases and premium pricing for our digital 3D and UltraScreen attractions. Three of our top five films during fiscal 2012 were available in digital 3D, which contributed to our small increase in average ticket price compared to the prior year. For example, during our fiscal 2012 fourth quarter, when our top performing film was The Avengers (with over 40% of our box office receipts for this film attributable to our digital 3D showings), our average ticket price increased 5.7%. We do not believe that changes in film product mix had a significant impact on our average ticket price during fiscal 2012 (more adult-oriented and R-rated films result in a higher average ticket price). The increase in average ticket price contributed approximately $2.0 million, or 40%, of our increased box office revenues for comparable theatres during fiscal 2012 compared to the prior year, excluding the impact of the additional week of operations.

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

Our theatre division’s operating margin increased to 20.7% during fiscal 2012, compared to 18.0% for fiscal 2011. Excluding the additional week of operations, our fiscal 2012 theatre division operating margin was 20.4%. Increased attendance favorably impacts our operating margin, particularly because it generally impacts our high-margin concession revenues, as do increases in our average concession sales per person. In addition, other revenues increased during fiscal 2012 compared to the prior year due to increased advertising revenues and marketing fee income. Conversely, the fact that a higher percentage of our box office revenues were attributable to our highest grossing films contributed to slightly higher film costs during fiscal 2012, which negatively impacted our margins compared to the prior year. Higher grossing films historically have a higher film cost as a percentage of box office revenues than lower grossing “blockbuster” films and therefore, our operating margin often is negatively impacted when we have a greater number of higher grossing films.

During the second quarter of fiscal 2012, we entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp. (CDF2), whereby CDF2 purchased on our behalf, and then deployed and licensed back to us, digital cinema projection systems for use by us in our theatres. Upon completion of the deployment at the end of September 2011, 618 of our first-run screens at 46 company-owned locations were utilizing the systems, including 64 previously-installed systems that we sold to CDF2 and licensed back. Based upon the terms of the master licensing agreement, this arrangement is considered a capital lease for accounting purposes.

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

Accounting standards require us to include the entire amount of the standard booking commitment as a minimum lease payment for purposes of determining our capital lease obligation because we may be required to pay the entire commitment if we do not book any digital movies on our screens; however, we believe the possibility of making any payments pursuant to this commitment is remote. As a result, we recognized a capital lease obligation of approximately $38.4 million related to this standard booking commitment during our fiscal 2012 second quarter. The obligation is being reduced as we book digital movies on our screens and VPF’s are paid by film distributors to CDF2. We expect that the annual reduction in our capital lease obligation will generally offset the amortization of the corresponding capitalized lease asset and, as a result, we do not anticipate that this accounting standard will have a significant impact on our results of operations or cash flows.

Early in our fiscal 2012 third quarter, we purchased a 12-screen theatre in Franklin, Wisconsin out of receivership. We completed an extensive renovation of a theatre in a suburb of St. Cloud, Minnesota during our fiscal 2012 third quarter that included the opening of our second Zaffiro’s Pizzeria and Bar. Early in our fiscal 2011 second quarter, we purchased a 16-screen theatre in Appleton, Wisconsin. We did not close any theatres during fiscal 2012.

Hotels and Resorts

The hotels and resorts division contributed 46.7% of our consolidated revenues and 20.7% of our consolidated operating income, excluding corporate items, during fiscal 2013, compared to 44.7% and 21.3%, respectively, during fiscal 2012 and 44.8% and 15.3%, respectively, during fiscal 2011. As of May 30, 2013, the hotels and resorts division majority-owned and operated three full-service hotels in downtown Milwaukee, Wisconsin, a full-facility destination resort in Lake Geneva, Wisconsin and full-service hotels in Madison, Wisconsin, Kansas City, Missouri, Chicago, Illinois, Oklahoma City, Oklahoma and Lincoln, Nebraska. In addition, the hotels and resorts division managed 11 hotels, resorts and other properties for other owners. Included in the 11 managed properties are three hotels owned by joint ventures in which we have a minority interest and two condominium hotels in which we own the public space. The following table sets forth revenues, operating income, operating margin and rooms data for the hotels and resorts division for the last three fiscal years:

			Change F13 v. F12			Change F12 v. F11
	F2013	F2012	Amt.	Pct.	F2011	Amt.	Pct.
			(in millions, except percentages)
Revenues	$192.7	$185.2	$7.5	4.0%	$168.7	$16.5	9.7%
Operating income	$10.7	$12.7	$(2.0)	-16.1%	$6.8	$5.9	88.2%
Operating margin	5.5%	6.9%			4.0%

Available rooms at fiscal year-end	F2013	F2012	F2011
Company-owned	2,817	2,520	2,520
Management contracts with joint ventures	799	427	427
Management contracts with condominium hotels	480	480	480
Management contracts with other owners	1,300	1,300	1,300
Total available rooms	5,396	4,727	4,727

Fiscal 2013 versus Fiscal 2012

Hotels and resorts division revenues increased during fiscal 2013 compared to the prior year due primarily to higher occupancy rates and average daily rates at our comparable hotels during fiscal 2013 compared to the prior year and the addition of a new hotel, The Cornhusker, A Marriott Hotel, during our fiscal 2013 second quarter. Comparisons to last year’s revenues were negatively impacted by the fact that the additional week of operations contributed approximately $2.9 million to our hotels and resorts revenues during fiscal 2012.

Operating income and operating margin during fiscal 2013 was negatively impacted by the resolution of all material lawsuits related to the Platinum Hotel & Spa in Las Vegas, Nevada during the year, which added approximately $3.3 million of costs to our fiscal 2013 operating results, compared to approximately $1.4 million of legal expenses related to the various Platinum legal proceedings during fiscal 2012. We have incurred significant costs related to these lawsuits over the last four years, and, for this and other reasons, we believe the settlements reached on these matters was a positive development for this division in the long run. Our fiscal 2013 operating income was also negatively impacted by anticipated winter-season losses at The Cornhusker, which was not in our portfolio last year, and an impairment charge of approximately $250,000 related to the closing of the water park at our Hilton Milwaukee hotel. In addition, comparisons to last year’s operating income were negatively impacted by the fact that the additional week of operations contributed approximately $590,000 to our hotels and resorts operating income during fiscal 2012. If not for the Platinum legal costs, The Cornhusker operating results, the impairment charge and the additional week of operations last year, we believe that we would have reported increased operating income and operating margin from our comparable hotels and resorts during fiscal 2013 compared to the prior year.

The following table sets forth certain operating statistics, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

			Change F13 v. F12
Operating Statistics (1)	F2013	F2012	Amt.		Pct.

Occupancy percentage	73.6%	72.7%	0.9	pts	1.2%
ADR	$139.48	$136.60	$2.88		2.1%
RevPAR	$102.67	$99.32	$3.35		3.4%

(1)	These operating statistics represent averages of our comparable eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at seven of our eight comparable company-owned properties during fiscal 2013 compared to the prior year. Room demand continued to be strong overall, but inconsistent demand from the group business segment contributed to variations in our results by quarter, as evidenced by the table below:

	Change F13 v. F12
	1st Qtr.		2nd Qtr.		3rd Qtr.		4th Qtr.

Occupancy percentage	0.7	pts	(0.3	)pts	4.6	pts	(1.3	)pts
ADR	2.9%		1.2%		2.3%		2.4%
RevPAR	3.7%		0.8%		10.7%		0.6%

As a result of these fluctuations in our markets, our RevPAR increase during fiscal 2013 trailed comparable industry results. According to data received from Smith Travel Research and compiled by us in order to compare our fiscal year results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 6.3% during our fiscal 2013.

The lodging industry continued to recover at a steady pace during our fiscal 2013 after several very difficult years. In order to better understand our fiscal 2013 results compared to pre-recession levels, the following table compares our fiscal 2013 operating statistics to fiscal 2008 results for the same eight company-owned properties:

			Change F13 v. F08
	F2013	F2008	Amt.		Pct.

Occupancy percentage	73.6%	67.8%	5.8	pts	8.6%
ADR	$139.48	$147.22	$(7.74)		-5.3%
RevPAR	$102.67	$99.79	$2.88		2.9%

As indicated by the tables above, our overall occupancy rates again showed improvement during fiscal 2013 compared to the prior year and, in fact, continued to be at record levels for this division, significantly higher than they were prior to the recession-driven downturn in the hotel industry. However, one of the biggest challenges facing our hotels and resorts division, and the industry as a whole, has been the overall decline in ADR compared to pre-recession levels, as highlighted in the above comparisons to fiscal 2008. As the comparison to fiscal 2008 results indicates, our fiscal 2013 RevPAR exceeded pre-recession levels (not adjusted for inflation), but our increase in occupancy percentage was partially offset by the fact that ADR remained below fiscal 2008 levels. Recent trends in ADR continue to be positive, however, and we were pleased to report our tenth straight quarter of year-over-year ADR increases during our fiscal 2013 fourth quarter. Group business remains the segment of our hotels and resorts business that has experienced the greatest ADR pressure.

This change in our RevPAR mix has had the effect of limiting our ability to rapidly increase our operating margins during the ongoing U.S. economic recovery. Approximately 27% and 36%, respectively, of the revenue increases that we experienced during fiscal 2013 and 2012 flowed through to our operating income during those years (after adjusting for the unusual items noted above), compared to a 50% flow through that we would target during a higher ADR environment. Operating costs traditionally increase as occupancy increases, which usually negatively impacts our operating margins until we begin to also achieve improvements in our ADR.

Notwithstanding that dynamic, we reported our third consecutive year-over-year ADR increase during fiscal 2013, with seven of our eight comparable company-owned properties reporting increases in ADR during the year. We hope that the recent increases we have experienced in our ADR will continue, but in order to realize ADRs at or above pre-recession levels, we believe we will need to continue to regain the ability to increase prices for our business and group travelers and continue a customer mix shift away from lower priced customer segments (such as those using alternate internet booking channels).

Hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product. As a result, the hotel business has historically been a very cyclical business and these cycles have had many consistent elements over the years. The first sign of recovery in past cycles has been a slow and steady increase in occupancy rates, such as what we, as well as others in our industry, have experienced during the past three and one-half years. Historically, the cycle completes itself when ADR and margins return to pre-recession levels. We believe that the recent increases in our ADR are an indication that we have entered that next stage of the recovery cycle, although we cannot predict how long it will take for ADRs and margins to fully recover to pre-recession levels.

Whether the current positive trends continue depends in large part on the economic environment in which we operate. We remain concerned about the fragility of the current economy, as well as the uncertainty surrounding the current employment and political environment. We generally expect our favorable revenue trends to continue in future periods and to generally track the overall industry trends. The one exception to that may be in our important Milwaukee market, which is currently experiencing an increase in room supply. Several new hotels are being built with subsidies that we believe minimize the underlying economics of the hotels themselves. One of these hotels opened during our fiscal 2013 second quarter and two more hotels opened this summer, with additional hotels under development. It is too early to quantify any impact of this new supply, particularly during our busy summer season in Milwaukee, but without additional demand, it is likely that our Milwaukee hotels will be negatively impacted to some degree by the new supply in the coming years. We believe it will be important for the local community to invest in opportunities that will increase demand for the new supply that is being built. We expect to initiate aggressive marketing and operating strategies to try to maintain our market share under these challenging conditions. In general, there has been minimal lodging room supply growth on a national basis, a trend we expect may continue at least in the near-term.

Early in our fiscal 2013 second quarter, we formed a joint venture with a fund affiliate of LEM Capital of Philadelphia to acquire The Cornhusker Hotel and Office Plaza in Lincoln, Nebraska. Under the terms of the transaction, we are the 73% majority owner of this joint venture. This was the first transaction sourced by MCS Capital, our new hotel investment business. We re-affiliated the hotel with Marriott International early in our fiscal 2013 third quarter and began a multi-million dollar renovation of the hotel shortly thereafter.

The Cornhusker, a Nebraska landmark, is a 297-room, full-service hotel with 45,600 square feet of meeting space located in downtown Lincoln. The Cornhusker Office Plaza is a seven-story building with a total of 85,592 square feet of net leasable office space that is nearly 90% occupied. The office building is connected to the hotel by a four-story atrium, which we intend to use for local events and exhibits, and will feature the work of local artists. Our plans for this property include a renovation of the hotel lobby, all guest rooms and suites, meeting space, restaurant and bars. We intend to introduce our second Miller Time Pub & Grill, developed in conjunction with world class brewer MillerCoors, to the hotel. We expect to substantially complete the renovations in the fall of 2013, although we do not expect to complete the meeting space until later in calendar 2013.

Under the terms of the agreement, the joint venture assumed an existing non-recourse mortgage of $25.7 million, and we recognized a noncontrolling interest of $4.0 million related to LEM Capital’s prior investment in the hotel. We will provide the funding for the previously-described renovation as our equity contribution to the joint venture. In accordance with applicable accounting guidance, 100% of the hotel operating results are included in our hotels and resorts division revenues and operating income and the after-tax net earnings attributable to noncontrolling interests is deducted from net earnings on our consolidated statement of earnings (a similar accounting treatment is used for our 60%-owned Skirvin Hilton hotel joint venture). We do not expect the newly-added property to contribute positively to our operating income until after the planned renovations are completed.

We also announced on October 4, 2012 that we entered into a joint venture with Carey Watermark Investors Incorporated and The Arden Group, Inc. to acquire the Westin Atlanta Perimeter North in Atlanta, Georgia. The 372-room hotel includes 20,000 square feet of meeting space, restaurant, lounge, business center, fitness center, gift shop and outdoor pool. The total investment of the joint venture in the property will be approximately $57 million, including a renovation of guest rooms and public spaces of approximately $14 million, which we anticipate will be completed in early calendar 2014. We are an approximately 11% minority partner in the joint venture, and we manage the hotel.

During our fiscal 2013 third quarter, Kirk Rose joined us as the new President of Marcus Hotels & Resorts. Kirk comes to us with a broad base of experience in hotels and hospitality. He held various positions with Global Hyatt Corporation for nine years, including serving as senior vice president and chief financial officer for six years. For the past three years, he was a partner in Salt Creek Hospitality, LLC, a private equity group focused on hospitality real estate that he co-founded with the former president of Global Hyatt. We believe that the strong lodging background and leadership experience he gained while at Hyatt and Salt Creek are an excellent fit for our hotel business and we look forward to continuing to grow our hotel business under his leadership.

We have a number of potential growth opportunities in the pipeline that may impact fiscal 2014 operating results. The extent of any such impact will likely depend upon the timing and nature of the opportunity (hotel acquisition, pure management contract, management contract with equity, joint venture investment, etc.).

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

Our operating results were negatively impacted by ongoing litigation related to the Platinum Hotel & Spa. We incurred legal expenses related to various Platinum legal proceedings of approximately $1.4 million and $1.8 million, respectively, during fiscal 2012 and 2011, including costs associated with a previously-disclosed adverse legal judgment received during fiscal 2011 and settlement during fiscal 2012.

The following table sets forth certain operating statistics, including our average occupancy percentage, our ADR and our RevPAR for company-owned properties:

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

In order to better understand our fiscal 2012 results compared to pre-recession levels, the following table compares our fiscal 2012 operating statistics to fiscal 2008 results for the same eight company-owned properties:

			Change F12 v. F08
	F2012	F2008	Amt.		Pct.

Occupancy percentage	72.7%	67.8%	4.9	pts	7.2%
ADR	$136.60	$147.22	$(10.62)		-7.2%
RevPAR	$99.32	$99.79	$(0.47)		-0.5%

As indicated by the tables above, our overall occupancy rates again showed improvement during fiscal 2012 compared to the prior year and, in fact, were at record levels for this division, significantly higher than they were prior to the recession-driven downturn in the hotel industry. However, one of the biggest challenges facing our hotels and resorts division, and the industry as a whole, has been the overall decline in ADR compared to pre-recession levels, as highlighted in the above comparisons to fiscal 2008. As the comparison to fiscal 2008 results indicates, our fiscal 2012 RevPAR returned to pre-recession levels, but our increase in occupancy percentage was offset by the fact that ADR remained below fiscal 2008 levels. This change in our RevPAR mix has the effect of limiting our ability to rapidly increase our operating margins during the ongoing U.S. economic recovery. Approximately 36% of the revenue increases that we experienced during fiscal 2012 and 2011 flowed through to our operating income during those years, compared to a 50% flow through that we would target during a higher ADR environment. Operating costs traditionally increase as occupancy increases, which usually negatively impacts our operating margins until we begin to also achieve improvements in our ADR.

Notwithstanding that dynamic, we reported our second consecutive year-over-year ADR increase during fiscal 2012, with all eight of our company-owned properties reporting increases in ADR during the year. Strong room demand from business travelers allowed us to reduce the number of rooms made available to alternate internet booking channels during fiscal 2012 compared to the prior year. These internet channels, which are used most often by the leisure customer, generally result in reduced ADR. Another positive trend was that we began to experience the ability to negotiate modest price increases with our volume corporate customers for future room nights.

Liquidity and Capital Resources

Liquidity

Our movie theatre and hotels and resorts businesses each generate significant and relatively consistent daily amounts of cash, subject to seasonality described above, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of $118 million of unused credit lines at fiscal 2013 year-end, should be adequate to support the ongoing operational liquidity needs of our businesses during fiscal 2014.

During the third quarter of fiscal 2013, we replaced our then existing $175 million credit facility with a new five-year, $225 million credit agreement (the “Credit Agreement”). The Credit Agreement provides for (a) a revolving credit facility that matures on January 22, 2018 with an initial maximum aggregate amount of availability of $175 million and (b) a $50 million term loan. We must repay the term loan as follows: (i) four quarterly principal installments of $625,000 commencing May 30, 2013; (ii) four quarterly principal installments of $937,500 commencing May 29, 2014; (iii) four quarterly principal installments of $1,250,000 commencing May 28, 2015; (iv) four quarterly principal installments of $1,562,000 commencing May 26, 2016; (v) three quarterly principal installments of $1,875,000 commencing May 25, 2017; and (vi) a balloon payment of $26,877,000 due at maturity on January 22, 2018. Availability under the revolving credit facility is reduced by outstanding commercial paper borrowings (none as of May 30, 2013) and outstanding letters of credit ($100,000 as of May 30, 2013). We may request to increase the aggregate amount of the revolving credit facility and/or term loan commitments under the Credit Agreement, including by the addition of one or more additional tranches of term loans, by an aggregate amount of up to $75 million, subject to certain conditions, which include, among other things, the absence of any default or event of default under the Credit Agreement.

Under the Credit Agreement, we have agreed to pay a facility fee, payable quarterly, equal to 0.15% to 0.25% of the revolving credit facility, depending on our consolidated debt to total capitalization ratio, as defined in the Credit Agreement. Borrowings under the revolving credit facility and term loan bear interest, payable no less frequently than quarterly, at a rate equal to (a) LIBOR plus a specified margin between 0.85% and 1.375% on the revolving credit facility and between 1.00% and 1.625% on the term loan (based on our consolidated debt to total capitalization ratio) or (b) a base rate (which is the greatest of (i) the Administrative Agent’s prime rate, (ii) the federal funds rate plus 0.50% or (iii) the sum of 1% plus one-month LIBOR) plus a margin (based upon our consolidated debt to capitalization ratio) specified in the Credit Agreement.

The Credit Agreement contains various restrictions and covenants applicable to The Marcus Corporation and certain of our subsidiaries. Among other requirements, the Credit Agreement limits the amount of priority debt (as defined in the Credit Agreement) held by our restricted subsidiaries to no more than 20% of our consolidated total capitalization (as defined in the Credit Agreement), limits our permissible consolidated debt to total capitalization ratio to a maximum of 0.55 to 1.0 and requires us to maintain a minimum fixed charge coverage ratio (consolidated adjusted cash flow to consolidated interest and rental expense) of 3.0 to 1.0, as defined in the Credit Agreement.

As of May 30, 2013, we are in compliance with the financial covenants set forth in the Credit Agreement. As of May 30, 2013, our consolidated debt to total capitalization ratio was 0.42 and our fixed charge coverage ratio was 4.9 as defined in the Credit Agreement. We expect to be able to meet the financial covenants contained in the Credit Agreement during fiscal 2014.

On June 27, 2013, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with the several purchasers party to the Note Purchase Agreement, pursuant to which we will issue and sell $50.0 million in aggregate principal amount of our 4.02% Senior Notes due August 14, 2025 (the “Notes”) in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The issuance and sale of the Notes is expected to close on or about August 14, 2013. We intend to use the net proceeds from the issuance and sale of the Notes to reduce existing borrowings under our revolving credit facility and for general corporate purposes.

Interest on the Notes is payable semi-annually in arrears on the fourteenth day of February and August in each year and at maturity, commencing on February 14, 2014. Beginning on August 14, 2021 and on the fourteenth day of August each year thereafter to and including August 14, 2024, we will be required to prepay $10.0 million of the principal amount of the Notes. The entire unpaid principal balance of the Notes will be due and payable on August 14, 2025.

The Note Purchase Agreement contains various restrictions and covenants applicable to The Marcus Corporation and certain of our subsidiaries. Among other requirements, the Note Purchase Agreement limits the amount of priority debt (as defined in the Note Purchase Agreement) held by us or by our restricted subsidiaries to 20% of our consolidated total capitalization (as defined in the Note Purchase Agreement), limits our permissible consolidated debt to 65% of our consolidated total capitalization (each as defined in the Note Purchase Agreement) and requires us to maintain a minimum consolidated operating cash flow to fixed charges ratio (each as defined in the Note Purchase Agreement) of 2.50 to 1.00.

As of May 30, 2013, our consolidated debt to total capitalization ratio (as defined in the Note Purchase Agreement) was 0.41 and our consolidated operating cash flow to fixed charges ratio (as defined in the Note Purchase Agreement) was 5.0. We expect to be able to meet the financial covenants contained in the Note Purchase Agreement during fiscal 2014.

The majority of our other long-term debt consists of additional senior notes and mortgages with limited annual maturities in the next two years - $8.4 million and $23.7 million in fiscal 2014 and 2015, respectively. Approximately $20.7 million of the fiscal 2015 maturities relate to a mortgage on the Four Points by Sheraton Chicago Downtown/Magnificent Mile hotel, which maturities we currently anticipate extending later in our fiscal 2014. We refinanced a $15.1 million mortgage note related to our Skirvin Hilton hotel early in our fiscal 2013 third quarter, replacing it with a new $14.4 million mortgage note and extending the maturity date an additional three years to December 2015, with an option to extend the maturity date for up to two additional one-year periods.

Financial Condition

Fiscal 2013 versus Fiscal 2012

Net cash provided by operating activities totaled $63.2 million during fiscal 2013, a decrease of $5.8 million, or 8.4%, compared to $69.0 million during fiscal 2012. The decrease was due primarily to reduced net earnings and the unfavorable timing of the payment of accrued compensation and collection of other current assets, partially offset by favorable timing of the payment of accounts payable and income taxes.

Net cash used in investing activities during fiscal 2013 totaled $22.6 million compared to $35.9 million during fiscal 2012, a decrease of $13.3 million, or 37.2%. The decrease in net cash used in investing activities was primarily the result of a decrease in capital expenditures and theatre acquisitions, partially offset by a small increase in proceeds from disposals of property, equipment and other assets. Proceeds from the disposal of property, equipment and other assets of $4.7 million during fiscal 2013 related primarily to the sale of a piece of land originally identified as a possible new theatre site. Proceeds from the disposal of property, equipment and other assets of $4.2 million during fiscal 2012 related primarily to the sale of previously-owned digital projection systems to our digital cinema licensor. In accordance with accounting guidance for sale-leaseback transactions, the difference between the sale proceeds and our book value of the underlying assets resulted in a deferred gain of approximately $635,000 that we will amortize to earnings over the ten-year life of our master license agreement with our digital cinema licensor.

Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $22.6 million during fiscal 2013 compared to $31.8 million incurred in fiscal 2012. We did not incur any capital expenditures related to developing new theatres or hotels during fiscal 2013 or 2012. We incurred approximately $13.3 million of capital expenditures during fiscal 2013 in our theatre division, including costs associated with the completion of our newest Zaffiro’s Pizzeria and Bar at one theatre, construction of UltraScreens at two theatres and major remodels at four theatres, which included the construction of three new Take Five Lounges. We incurred approximately $9.1 million of capital expenditures during fiscal 2013 in our hotels and resorts division, including costs associated with a rooms renovation at The Pfister Hotel, the renovation of the Monarch Lounge at the Hilton Milwaukee hotel, previously-described renovation costs at The Cornhusker and costs associated with the construction of concierge and club lounges at The Pfister Hotel and Grand Geneva Resort & Spa, as well as other maintenance capital projects at our company-owned hotels and resorts. We incurred approximately $20.0 million of capital expenditures during fiscal 2012 in our theatre division, including costs associated with our up-front digital cinema contribution in conjunction with our master license agreement, costs associated with a lobby remodel at an existing theatre and expenditures related to the construction of two new Zaffiro’s Pizzeria and Bars in existing theatres. During fiscal 2012, we incurred approximately $11.5 million of capital expenditures in our hotels and resorts division, including costs associated with renovations at our Hilton Madison and Hotel Phillips properties, as well as other maintenance capital projects at our company-owned hotels and resorts. Our current estimated fiscal 2014 capital expenditures, which we anticipate may be in the $60-$90 million range, are described in greater detail in the Current Plans section of this Management’s Discussion and Analysis.

Acquisition-related capital expenditures for our hotels and resorts division totaled $856,000 during fiscal 2013 and consisted primarily of initial cash closing costs and other expenditures that we incurred in connection with our acquisition of The Cornhusker. We did not incur any acquisition-related capital expenditures in our theatre division during fiscal 2013. During fiscal 2012, acquisition-related capital expenditures for our theatre division totaled $6.2 million, which pertained to the acquisition of a theatre in Franklin, Wisconsin. We did not incur any acquisition-related capital expenditures in our hotels and resorts division during fiscal 2012.

Net cash used in financing activities in fiscal 2013 totaled $36.5 million, an increase of $5.9 million, or 19.1%, compared to $30.6 million during fiscal 2012. The difference related entirely to increased repurchases of our common shares and increased dividend payments, partially offset by increased net proceeds of long-term debt.

We used excess cash during fiscal 2013 and fiscal 2012 to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. In addition, in conjunction with our new Credit Agreement, we paid off all borrowings under our old revolving credit facility and replaced them with borrowings under our new Credit Agreement. Principal payments on long-term debt also included the payment of current maturities of senior notes and mortgages. As a result, we added $262.6 million of new debt and we made $240.0 million of principal payments on long-term debt during fiscal 2013 (a net increase in long-term debt of $22.6 million, excluding the assumption of The Cornhusker existing mortgage) compared to $117.0 million of new debt added and $128.0 million of principal payments made during fiscal 2012 (a net reduction in long-term debt of $11.0 million). We also incurred $1.5 million in debt issuance costs during fiscal 2013.

Our total debt (including current maturities and The Cornhusker mortgage, but excluding our capital lease obligation related to digital cinema projection systems) increased by $38.6 million to $242.8 million as of the end of fiscal 2013, compared to $204.2 million as of the end of fiscal 2012. Our debt-to-capitalization ratio (excluding the capital lease obligation) was 0.44 at May 30, 2013, compared to 0.37 at the prior fiscal year-end. Based upon our current expectations for our fiscal 2014 capital expenditure levels, we anticipate our long-term debt total and debt-to-capitalization ratio may increase slightly during fiscal 2014. Our actual long-term debt total and debt-to-capitalization ratio at the end of fiscal 2014 are dependent upon, among other things, our actual operating results, capital expenditures, potential acquisitions, asset sales proceeds and potential equity transactions during the year.

During fiscal 2013, we repurchased 2,158,000 of our common shares for approximately $24.6 million in conjunction with the exercise of stock options and the purchase of shares in the open market, compared to our repurchase of 1,077,000 common shares for approximately $11.4 million during fiscal 2012. Early in our fiscal 2013 first quarter, our Board of Directors authorized the repurchase of up to an additional 2.0 million of our common shares. In addition, during our fiscal 2013 third quarter, our Board of Directors authorized the repurchase of up to an additional 3.0 million of our common shares. Under these authorizations, we may repurchase our common shares from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. As of May 30, 2013, approximately 3.6 million common shares remained available for repurchase under prior repurchase authorizations.

On December 6, 2012, our Board of Directors approved a special cash dividend of $1.00 per common share and $0.90909 per class B common share, totaling approximately $26.4 million, which we paid on December 28, 2012. Due to concerns over potential tax law changes in 2013, our Board of Directors also accelerated the quarterly cash dividends that would typically have been paid in February and May of 2013 to the December 2012 special dividend payment date. The total combined dividend payment that we made on December 28, 2012 was approximately $30.9 million. We returned to our regular quarterly dividend payment schedule beginning in August 2013.

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

Net cash used in investing activities during fiscal 2012 totaled $35.9 million compared to $32.9 million during fiscal 2011, an increase of $3.0 million or 9.4%. The increase in net cash used in investing activities was primarily the result of an increase in capital expenditures and theatre acquisition expenditures, partially offset by increased proceeds from disposals of property, equipment and other assets during fiscal 2012. Proceeds from the disposal of property, equipment and other assets of $4.2 million during fiscal 2012 related primarily to the sale of previously-owned digital projection systems to our digital cinema licensor.

Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $31.8 million during fiscal 2012 compared to $16.1 million incurred in fiscal 2011. We did not incur any capital expenditures related to developing new theatres or hotels during fiscal 2012 or 2011. We incurred approximately $20.0 million of capital expenditures during fiscal 2012 in our theatre division, including costs associated with our up-front digital cinema contribution in conjunction with our master license agreement, costs associated with a lobby remodel at an existing theatre and expenditures related to the construction of two new Zaffiro’s Pizzeria and Bars in existing theatres. We incurred approximately $11.5 million of capital expenditures during fiscal 2012 in our hotels and resorts division, including costs associated with renovations at our Hilton Madison and Hotel Phillips properties, as well as other maintenance capital projects at our company-owned hotels and resorts. We incurred approximately $6.8 million of capital expenditures during fiscal 2011 in our theatre division, including costs associated with various remodeling and other maintenance capital projects. During fiscal 2011, we incurred approximately $9.2 million of capital expenditures in our hotels and resorts division, including costs associated with the renovations at our Hilton Milwaukee and Grand Geneva Resort & Spa properties.

Acquisition-related capital expenditures for our theatre division totaled $6.2 million during fiscal 2012 and consisted of costs that we incurred in connection with our acquisition of a theatre in Franklin, Wisconsin. During fiscal 2011, our theatre division incurred acquisition-related capital expenditures of approximately $9.1 million related to our acquisition of a theatre in Appleton, Wisconsin. We did not incur any acquisition-related capital expenditures in our hotels and resorts division during fiscal 2012 or 2011.

Net cash used in financing activities in fiscal 2012 totaled $30.6 million, a decrease of $3.6 million, or 10.4%, compared to $34.2 million during fiscal 2011. The difference related primarily to decreased net payments of notes payable and long-term debt, partially offset by increased repurchases of our common shares. We made total principal payments on notes payable and long-term debt of $128.0 million and $73.4 million during fiscal 2012 and 2011, respectively, representing primarily the payment of current maturities of senior notes and the payment of short-term revolving credit borrowings during both years. Excess cash during both years was used to reduce our borrowings under our revolving credit agreement. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, we added $117.0 million of new debt during fiscal 2012 compared to $52.0 million of new debt added during fiscal 2011. Our total debt (including notes payable and current maturities, but excluding our capital lease obligation related to digital cinema projection systems) decreased by $11.0 million to $204.2 million as of the end of fiscal 2012, compared to $215.2 million as of the end of fiscal 2011. Our debt-capitalization ratio (excluding the capital lease obligation) was 0.37 at May 31, 2012, compared to 0.39 at the prior fiscal year-end.

During fiscal 2012, we repurchased 1,077,000 of our common shares for approximately $11.4 million in conjunction with the exercise of stock options and the purchase of shares in the open market, compared to our repurchase of 389,000 common shares for approximately $4.2 million during fiscal 2011.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

We have obligations and commitments to make future payments under debt and operating leases. The following schedule details these obligations at May 30, 2013 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$242,773	$11,193	$59,394	$141,976	$30,210
Interest on fixed-rate long term debt (1)	33,457	7,493	12,030	7,370	6,564
Pension obligations	26,439	962	2,298	2,426	20,753
Operating lease obligations	127,972	7,181	14,328	14,247	92,216
Construction commitments	19,080	19,080	-	-	-
Total contractual obligations	$449,721	$45,909	$88,050	$166,019	$149,743

(1)	Interest on variable-rate debt obligations is excluded due to significant variations that can occur in each year related to the amount of variable-rate debt and the accompanying interest rate. Fixed interest rate payments related to the interest rate swap agreement described below are included.

As of May 30, 2013, we had a capital lease obligation of $32.8 million. The maximum amount we could be required to pay under this obligation is approximately $6.2 million per year until the obligation is fully satisfied. We believe the possibility of making any payments on this obligation is remote. Additional detail describing this obligation is included in Note 4 to our consolidated financial statements.

Additional detail describing our long-term debt is included in Note 5 to our consolidated financial statements.

As of May 30, 2013, we had no additional material purchase obligations other than those created in the ordinary course of business related to property and equipment, which generally have terms of less than 90 days. We also had long-term obligations related to our employee benefit plans, which are discussed in detail in Note 7 to our consolidated financial statements. We have not included uncertain tax obligations in the table of contractual obligations set forth above due to uncertainty as to the timing of any potential payments.

As of May 30, 2013, we guaranteed debt of a 50% unconsolidated joint venture. Our joint venture partner also guaranteed all of this same debt.

As of May 30, 2013, we had approximately seven and one-half years remaining on our office lease, which reflected the amendment and extension of the term of the lease that we entered into on June 1, 2012. During fiscal 2006, the lease was amended in order to allow us to exit the leased office space for our former limited-service lodging division. To induce the landlord to amend the lease, we guaranteed the lease obligations of the new tenant of the relinquished space throughout the remaining term of the original lease.

The following schedule details our guarantee obligations at May 30, 2013 (in thousands):

		Expiration by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt guarantee obligations	$1,172	$1,172	$-	$-	$-
Lease guarantee obligations	238	238	-	-	-
Total guarantee obligations	$1,410	$1,410	$-	$-	$-

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and we manage our exposure to this market risk by monitoring available financing alternatives.

Variable interest rate debt outstanding as of May 30, 2013 was $120.7 million, carried an average interest rate of 1.8% and represented 49.7% of our total debt portfolio. After adjusting for an outstanding swap agreement described below, variable interest rate debt outstanding as of May 30, 2013 was $95.7 million, carried an average interest rate of 1.8% and represented 39.4% of our total debt portfolio. Our earnings are affected by changes in short-term interest rates as a result of our borrowings under our revolving credit facility and commercial paper.

Fixed interest rate debt totaled $122.0 million as of May 30, 2013, carried an average interest rate of 5.7% and represented 50.3% of our total debt portfolio. After adjusting for an outstanding swap agreement described below, fixed interest rate debt totaled $147.0 million as of May 30, 2013, carried an average interest rate of 5.1% and represented 60.6% of our total debt portfolio. Fixed interest rate debt included the following: senior notes bearing interest semiannually at fixed rates ranging from 5.89% to 6.82%, maturing in fiscal 2014 through 2020; and fixed rate mortgages and other debt instruments bearing interest from 3.00% to 5.90%, maturing in fiscal 2015 through 2042. The fair value of our fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of May 30, 2013, the fair value of our $60.6 million of senior notes was approximately $69.1 million. Based upon the respective rate and prepayment provisions of our remaining fixed interest rate mortgage and unsecured term note at May 30, 2013, the carrying amounts of such debt approximated fair value as of such date.

The variable interest rate debt and fixed interest rate debt outstanding as of May 30, 2013 matures as follows (in thousands):

	F2014	F2015	F2016	F2017	F2018	Thereafter	Total
Variable interest rate	$2,813	$4,062	$19,662	$6,561	$87,627	$-	$120,725
Fixed interest rate	$8,380	$23,661	$12,009	$36,110	$11,678	$30,210	122,048
Total debt	$11,193	$27,723	$31,671	$42,671	$99,305	$30,210	$242,773

We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreements are recorded as adjustments to interest expense. We had one outstanding interest rate swap agreement at May 30, 2013 covering $25.0 million, expiring on January 22, 2018. Under this swap agreement, we pay a defined fixed rate while receiving a defined variable rate based on LIBOR, effectively converting $25.0 million of our credit agreement term loan to a fixed rate. The swap agreement did not materially impact our fiscal 2013 earnings and we do not expect it to have any effect on our fiscal 2014 earnings.

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

i	We review long-lived assets, including fixed assets, goodwill, investments in joint ventures and receivables from joint ventures, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. In assessing the recoverability of these assets, we must make assumptions regarding the estimated future cash flows and other factors that a market participant would make to determine the fair value of the respective assets. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance and anticipated sales prices. Our estimates of undiscounted cash flows are sensitive to assumed revenue growth rates and may differ from actual cash flows due to factors such as economic conditions, changes to our business model or changes in our operating performance and anticipated sales prices. For long-lived assets other than goodwill, if the sum of the undiscounted estimated cash flows (excluding interest) is less than the current carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. During fiscal 2013, we recorded a before-tax impairment charge of $1.5 million related to two budget-oriented theatres, a recently closed eight-screen theatre and a closed water park at one of our hotels.

i	In assessing goodwill for impairment, we utilize a two-step approach. In the first step, we compare the fair value of each reporting unit to its carrying value. During the second step, any impairment loss is determined by comparing the implied fair value of goodwill to the recorded amount of goodwill. In assessing the fair value of the reporting unit, we utilize both a market approach and an income approach to determine the fair value of each reporting unit. The market approach quantifies each reporting unit’s fair value based on actual revenue and/or earnings or cash flow multiples realized in similar industry transactions or multiples gathered from other external competitive data. The derived fair value is sensitive to changes in these multiples. The income approach quantifies each reporting unit’s fair value based on discounted estimated future cash flows. We have determined that our reporting units are our operating segments and all of our goodwill relates to our theatre segment. The fair value of our theatre reporting unit exceeded our carrying value for fiscal 2013 and 2012 by a substantial amount.

i	We pay income taxes based on the tax statutes, regulations and case law of the various jurisdictions in which we operate. Judgment is required as to whether uncertain tax positions will be accepted by tax authorities. We are subject to tax audits in each of these jurisdictions, which may result in changes to our estimated tax expense. The amount of these changes vary by jurisdiction and would be recorded when probable and estimable. In calculating the provision for income taxes on an interim basis, we use an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period.

Accounting Changes

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU No. 2011-05). ASU No. 2011-05 amended the guidance within Accounting Standards Codification Topic 220, Comprehensive Income, to eliminate the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. ASU No. 2011-05 requires that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company early adopted ASU No. 2011-01 in fiscal 2012 and decided to present comprehensive income in two separate but consecutive statements.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of May 30, 2013. The Company’s auditors, Deloitte & Touche LLP, have issued an attestation report on our internal control over financial reporting. That attestation report is set forth in this Item 8.

Gregory S. Marcus President and Chief Executive Officer	Douglas A. Neis Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Marcus Corporation

We have audited the internal control over financial reporting of The Marcus Corporation (the “Company”) as of May 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 30, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended May 30, 2013 of the Company and our report dated August 13, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
August 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Marcus Corporation

We have audited the accompanying consolidated balance sheets of The Marcus Corporation and subsidiaries (the “Company”) as of May 30, 2013 and May 31, 2012, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended May 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of May 30, 2013 and May 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended May 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 30, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 13, 2013 and expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
August 13, 2013

THE MARCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 30, 2013	May 31, 2012
Assets
Current assets:
Cash and cash equivalents (Note 1)	$10,158	$6,020
Restricted cash (Note 1)	7,895	6,382
Accounts and notes receivable, net of reserves (Notes 4 and 10)	8,568	8,467
Refundable income taxes	255	2,950
Deferred income taxes (Note 8)	2,877	2,797
Other current assets (Note 1)	6,384	7,020
Total current assets	36,137	33,636

Property and equipment, net (Note 4)	625,757	614,645

Other assets:
Investments in joint ventures (Note 10)	2,713	2,621
Goodwill (Note 1)	43,997	44,135
Condominium units (Note 2)	3,508	3,508
Other (Note 4)	34,584	34,466
Total other assets	84,802	84,730
Total assets	$746,696	$733,011

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$25,330	$18,945
Taxes other than income taxes	14,000	13,110
Accrued compensation	10,940	12,098
Other accrued liabilities	25,183	25,004
Current portion of capital lease obligation (Note 4)	4,562	4,189
Current maturities of long-term debt (Note 5)	11,193	97,918
Total current liabilities	91,208	171,264

CAPITAL LEASE OBLIGATION (Note 4)	28,241	31,489

Long-term debt (Note 5)	231,580	106,276

Deferred income taxes (Note 8)	43,516	44,372

Deferred compensation and other (Note 7)	35,455	35,821

commitments, license rights and contingencies (Note 9)

equity (Note 6):
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	–	–
Common Stock:
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,432,474 shares in 2013 and 22,372,198 shares in 2012	22,433	22,372
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,757,039 shares in 2013 and 8,817,315 shares in 2012	8,757	8,818
Capital in excess of par	51,979	50,836
Retained earnings	278,536	296,644
Accumulated other comprehensive loss	(3,828)	(4,139)
	357,877	374,531
Less cost of Common Stock in treasury (4,117,217 shares in 2013 and 2,298,904 shares in 2012)	(51,175)	(30,742)
Total shareholders’ equity attributable to The Marcus Corporation	306,702	343,789
Noncontrolling interests	9,994	–
Total equity	316,696	343,789
Total liabilities and shareholders’ equity	$746,696	$733,011

See accompanying notes.

The Marcus Corporation

Consolidated Statements of EARNINGS

(in thousands, except per share data)

	Year Ended
	May 30,	May 31,	May 26,
	2013	2012	2011
Revenues:
Theatre admissions	$134,523	$142,103	$132,543
Rooms	99,668	94,890	85,306
Theatre concessions	73,189	74,478	64,275
Food and beverage	55,458	54,465	49,880
Other revenues	49,998	47,962	45,000
Total revenues	412,836	413,898	377,004

Costs and expenses:
Theatre operations	115,078	119,009	113,391
Rooms	38,260	35,896	33,103
Theatre concessions	19,816	18,447	15,817
Food and beverage	43,062	41,022	38,140
Advertising and marketing	23,571	22,551	20,666
Administrative	45,266	43,825	38,681
Depreciation and amortization	33,827	34,525	33,523
Rent (Note 9)	8,418	8,247	8,328
Property taxes	14,836	13,106	12,882
Other operating expenses	30,986	30,755	28,976
Impairment charge (Note 2)	1,512	–	–
Total costs and expenses	374,632	367,383	343,507

OPERATING INCOME	38,204	46,515	33,497

OTHER INCOME (EXPENSE):
Investment income (loss)	494	1,155	(365)
Interest expense	(9,309)	(9,272)	(10,362)
Extinguishment of debt	6,008	–	–
Loss on disposition of property, equipment	(266)	(759)	(1,502)
Equity earnings (losses) from unconsolidated joint ventures, net (Note 10)	(450)	(200)	545
	(3,523)	(9,076)	(11,684)
Earnings before income taxes	34,681	37,439	21,813
Income taxes (Note 8)	11,350	14,705	8,255
NET EARNINGS	23,331	22,734	13,558
NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5,825	–	–
NET EARNINGS ATTRIBUTABLE TO THE MARCUS CORPORATION	$17,506	$22,734	$13,558

net earnings per share – BASIC:
Common Stock	$0.68	$0.80	$0.47
Class B Common Stock	0.59	0.73	0.43

net earnings per share – DILUTED:
Common Stock	$0.63	$0.78	$0.46
Class B Common Stock	0.59	0.73	0.43

See accompanying notes.

The Marcus Corporation

Consolidated Statements of COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	May 30,	May 31,	May 26,
	2013	2012	2011

NET EARNINGS	$23,331	$22,734	$13,558

OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized gain on available for sale investments, net of tax effect (benefit) of $(1), $(75) and $14, respectively	(2)	(109)	20
Pension adjustment, net of tax effect (benefit) of $168, $(1,020) and $(67), respectively	237	(1,533)	(121)
Amortization of loss on swap agreement, net of tax effect of $41, $46 and $45, respectively (Note 5)	58	68	68
Change in fair value of interest rate swap, net of tax effect of $12, $0 and $195, respectively	18	–	293
Other comprehensive income (loss)	311	(1,574)	260
COMPREHENSIVE INCOME	23,642	21,160	13,818
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5,825	–	–
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE MARCUS CORPORATION	$17,817	$21,160	$13,818

See accompanying notes.

The Marcus Corporation

Consolidated Statements of Shareholders’ Equity

(in thousands, except per share data)

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests	Total Equity
BALANCES AT MAY 27, 2010	$22,335	$8,855	$48,664	$279,869	$(2,825)	$(21,102)	$335,796	–	335,796
Cash dividends:
$.31 per share Class B Common Stock	–	–	–	(2,733)	–	–	(2,733)	–	(2,733)
$.34 per share Common Stock	–	–	–	(7,077)	–	–	(7,077)	–	(7,077)
Exercise of stock options	–	–	(486)	–	–	1,534	1,048	–	1,048
Purchase of treasury stock	–	–	–	–	–	(4,220)	(4,220)	–	(4,220)
Savings and profit-sharing contribution	–	–	(320)	–	–	1,075	755	–	755
Reissuance of treasury stock	–	–	(53)	–	–	285	232	–	232
Issuance of non-vested stock	–	–	(229)	–	–	229	–	–	–
Share-based compensation	–	–	1,795	–	–	–	1,795	–	1,795
Other	–	–	66	–	–	–	66	–	66
Conversions of Class B Common Stock	21	(21)	–	–	–	–	–	–	–
Comprehensive income	–	–	–	13,558	260	–	13,818	–	13,818
BALANCES AT MAY 26, 2011	22,356	8,834	49,437	283,617	(2,565)	(22,199)	339,480	–	339,480
Cash dividends:
$.31 per share Class B Common Stock	–	–	–	(2,729)	–	–	(2,729)	–	(2,729)
$.34 per share Common Stock	–	–	–	(6,978)	–	–	(6,978)	–	(6,978)
Exercise of stock options	–	–	(185)	–	–	1,469	1,284	–	1,284
Purchase of treasury stock	–	–	–	–	–	(11,433)	(11,433)	–	(11,433)
Savings and profit-sharing contribution	–	–	(117)	–	–	855	738	–	738
Reissuance of treasury stock	–	–	(55)	–	–	299	244	–	244
Issuance of non-vested stock	–	–	(267)	–	–	267	–	–	–
Share-based compensation	–	–	2,010	–	–	–	2,010	–	2,010
Other	–	–	13	–	–	–	13	–	13
Conversions of Class B Common Stock	16	(16)	–	–	–	–	–	–	–
Comprehensive income	–	–	–	22,734	(1,574)	–	21,160	–	21,160
BALANCES AT MAY 31, 2012	22,372	8,818	50,836	296,644	(4,139)	(30,742)	343,789	–	343,789
Cash dividends:
$1.22 per share Class B Common Stock	–	–	–	(10,688)	–	–	(10,688)	–	(10,688)
$1.34 per share Common Stock	–	–	–	(24,926)	–	–	(24,926)	–	(24,926)
Exercise of stock options	–	–	(417)	–	–	2,599	2,182	–	2,182
Purchase of treasury stock	–	–	–	–	–	(24,638)	(24,638)	–	(24,638)
Savings and profit-sharing contribution	–	–	(4)	–	–	838	834	–	834
Reissuance of treasury stock	–	–	(13)	–	–	520	507	–	507
Issuance of non-vested stock	–	–	(248)	–	–	248	–	–	–
Share-based compensation	–	–	1,772	–	–	–	1,772	–	1,772
Other	–	–	53	–	–	–	53	169	222
Conversions of Class B Common Stock	61	(61)	–	–	–	–	–	–	–
Equity contribution	–	–	–	–	–	–	–	4,000	4,000
Comprehensive income	–	–	–	17,506	311	–	17,817	5,825	23,642
BALANCES AT MAY 30, 2013	$22,433	$8,757	$51,979	$278,536	$(3,828)	$(51,175)	$306,702	$9,994	$316,696

See accompanying notes.

The Marcus Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	May 30,	May 31,	May 26,
	2013	2012	2011
Operating activities
Net earnings	$23,331	$22,734	$13,558
Adjustments to reconcile net earnings to net cash provided by operating activities:
Extinguishment of debt	(6,008)	–	–
Losses (earnings) on loans to and investments in joint ventures	450	200	(545)
Distributions from joint ventures	120	254	–
Loss on disposition of property, equipment and other assets	266	759	750
Loss on sale of condominium units	–	–	752
Gain on available for sale securities	–	(676)	–
Impairment charge	1,512	–	–
Amortization of loss on swap agreement	99	113	113
Amortization of favorable lease right	334	334	334
Depreciation and amortization	33,827	34,525	33,523
Stock compensation expense	1,772	2,010	1,795
Deferred income taxes	(1,146)	1,150	5,093
Deferred compensation and other	(44)	1,610	(1,404)
Contribution of the Company’s stock to savings and profit-sharing plan	834	738	755
Changes in operating assets and liabilities:
Accounts and notes receivable	(42)	(185)	2,242
Other current assets	1,014	3,023	(3,387)
Accounts payable	5,733	(2,887)	871
Income taxes	2,876	(308)	4,257
Taxes other than income taxes	890	870	(349)
Accrued compensation	(1,158)	6,508	552
Other accrued liabilities	(1,458)	(1,744)	2,592
Total adjustments	39,871	46,294	47,944
Net cash provided by operating activities	63,202	69,028	61,502

Investing activities
Capital expenditures	(22,635)	(31,835)	(16,068)
Purchase of theatre	–	(6,182)	(9,118)
Purchase of hotel	(856)	–	–
Proceeds from disposals of property, equipment and other assets	4,662	4,187	34
Proceeds from sale of available for sale securities	–	785	–
Increase in restricted cash	(1,513)	(1,072)	(5,310)
Increase in condominium units and other assets	(1,674)	(1,775)	(1,366)
Capital contribution in joint venture	–	–	(906)
Purchase of interest in joint venture	(444)	–	–
Cash advanced to joint ventures	(101)	(55)	(129)
Net cash used in investing activities	(22,561)	(35,947)	(32,863)

Financing activities
Debt transactions:
Proceeds from issuance of notes payable and long-term debt	262,600	117,000	52,000
Principal payments on notes payable and long-term debt	(240,013)	(128,029)	(73,441)
Debt issuance costs	(1,527)	–	–
Equity transactions:
Treasury stock transactions, except for stock options	(24,131)	(11,189)	(3,988)
Exercise of stock options	2,182	1,284	1,048
Dividends paid	(35,614)	(9,707)	(9,810)
Net cash used in financing activities	(36,503)	(30,641)	(34,191)
Net increase (decrease) in cash and cash equivalents	4,138	2,440	(5,552)
Cash and cash equivalents at beginning of year	6,020	3,580	9,132
Cash and cash equivalents at end of year	$10,158	$6,020	$3,580

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

Hotels and Resorts: Owns and operates full service hotels and resorts in Wisconsin, Illinois, Oklahoma, Nebraska and Missouri and manages full service hotels, resorts and other properties in Wisconsin, Ohio, Minnesota, Texas, Missouri, Nevada, Georgia and California.

Principles of Consolidation – The consolidated financial statements include the accounts of The Marcus Corporation and all of its subsidiaries, including two joint ventures in which the Company has an ownership interest greater than 50% and a 50% owned joint venture entity in which the Company has a controlling financial interest. The equity interest of outside owners in consolidated entities is recorded as noncontrolling interests in the consolidated balance sheets, and their share of earnings is recorded as net earnings attributable to noncontrolling interests in the consolidated statements of earnings. Investments in affiliates which are 50% or less owned by the Company for which the Company exercises significant influence or for which the affiliate maintains separate equity accounts are accounted for on the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Years – The Company reports on a 52/53-week year ending the last Thursday of May. Fiscal 2013 and fiscal 2011 were 52-week years. Fiscal 2012 was a 53-week year.

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

Restricted Cash – Restricted cash consists of bank accounts related to capital expenditure reserve funds, sinking funds, operating reserves and replacement reserves. Restricted cash is not considered cash and cash equivalents for purposes of the statement of cash flows.

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At May 30, 2013 and May 31, 2012, the Company’s $71,000 and $78,000, respectively, of available for sale securities were valued using Level 1 pricing inputs.

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

Level 2 – Assets or liabilities for which fair value is based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date. At May, 2013, the $30,000 asset related to the Company’s interest rate hedge contract was valued using Level 2 pricing inputs.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At May 30, 2013 and May 31 2012, none of the Company’s recorded assets or liabilities were valued using Level 3 pricing inputs, except as noted in Note 2.

The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts and notes payable) approximates fair value. The fair value of the Company’s $60,649,000 of senior notes, valued using Level 2 pricing inputs, is approximately $69,061,000 at May 30, 2013, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The carrying amounts of the Company’s remaining long-term debt approximate their fair values, determined using current rates for similar instruments, or Level 2 pricing inputs.

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

Inventory – Inventories are stated at the lower of cost or market. Cost has been determined using the first-in, first-out method. Inventories of $2,237,000 and $2,553,000 as of May 30, 2013 and May 31, 2012, respectively, were included in other current assets.

Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. For the purpose of determining fair value, defined as the amount at which an asset or group of assets could be bought or sold in a current transaction between willing parties, the Company utilizes currently available market valuations of similar assets in its respective industries, often expressed as a given multiple of operating cash flow. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of May 30, 2013, May 31, 2012, and May 26, 2011, and determined that there was no impact on the Company’s results of operations, other than the impairment charges discussed in Note 2.

Acquisition – The Company recognizes identifiable assets acquired, liabilities assumed and noncontrolling interests assumed in an acquisition at their fair values at the acquisition date based upon all information available to it, including third-party appraisals. Acquisition-related costs, such as the due diligence and legal fees, are expensed as incurred. The excess of the acquisition cost over the fair value of the identifiable net assets is reported as goodwill.

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

Goodwill – The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performed an annual impairment test as of the Company’s year-end date in fiscal 2013, 2012, and 2011 and determined that the fair value of the reporting unit as determined using a market approach, exceeded its carrying value and therefore, no impairment existed. The Company has determined that its reporting units are its operating segments and all the Company’s goodwill, which represents the excess of the acquisition cost over the fair value of the assets acquired, relates to its Theatres segment. Goodwill decreased by $138,000 and $139,000 in fiscal 2013 and fiscal 2012, respectively, due entirely to deferred tax adjustments related to an excess of tax basis goodwill over goodwill reported for book purposes. The Company has never recorded an impairment of goodwill.

Capitalization of Interest – The Company capitalizes interest during construction periods by adding such interest to the cost of constructed assets. Interest of approximately $75,000, $75,000, and $90,000, was capitalized in fiscal 2013, 2012, and 2011, respectively.

Debt Issuance Costs – The Company’s debt issuance costs are included in other assets (long-term) and are deferred and amortized over the terms of the related debt agreements.

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

Revenue Recognition – The Company recognizes revenue from its rooms as earned on the close of business each day. Revenues from theatre admissions, concessions and food and beverage sales are recognized at the time of sale. Revenues from advanced ticket and gift certificate sales are recorded as deferred revenue and are recognized when tickets or gift certificates are redeemed. The Company had deferred revenue of $13,352,000 and $13,028,000, which is included in other accrued liabilities as of May 30, 2013 and May 31, 2012, respectively. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. Gift card breakage income is recorded in other revenues in the consolidated statements of earnings.

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

The Company assesses income tax positions and records tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. See Note 8 — Income Taxes.

Depreciation and Amortization – Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the following estimated useful lives or any related lease terms:

Years
Land improvements	15 – 39
Buildings and improvements	25 – 39
Leasehold improvements	3 – 40
Furniture, fixtures and equipment	3 – 20

Depreciation expense totaled $33,469,000, $34,152,000 and $32,778,000 in fiscal 2013, 2012 and 2011, respectively.

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

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Year Ended
	May 30, 2013	May 31, 2012	May 26, 2011
	(in thousands, except per share data)
Numerator:
Net earnings attributable to The Marcus Corporation	$17,506	$22,734	$13,558

Denominator:
Denominator for basic EPS	27,846	29,256	29,559
Effect of dilutive employee stock options	19	52	98
Denominator for diluted EPS	27,865	29,308	29,657

Net earnings per share – Basic:
Common Stock	$0.68	$0.80	$0.47
Class B Common Stock	$0.59	$0.73	$0.43
Net earnings per share– Diluted:
Common Stock	$0.63	$0.78	$0.46
Class B Common Stock	$0.59	$0.73	$0.43

Options to purchase 1,402,000 shares, 1,508,000 shares, and 1,560,725 shares of common stock at prices ranging from $12.73 to $23.37, $11.89 to $23.37, and $11.89 to $23.37 per share were outstanding at May 30, 2013, May 31, 2012, and May 26, 2011, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	May 30, 2013	May 31, 2012
	(in thousands)
Unrealized loss on available for sale investments	$(10)	$(8)
Unrecognized loss on terminated interest rate swap agreement	--	(58)
Unrecognized gain on interest rate swap agreement	18	--
Net unrecognized actuarial loss for pension obligation	(3,836)	(4,073)
	$(3,828)	$(4,139)

Concentration of Risk – As of May 30, 2013, 11% of the Company’s employees were covered by a collective bargaining agreement, of which 88% are covered by an agreement that will expire in one year.

Reclassifications – Certain reclassifications have been made to the prior years’ consolidated statements of cash flows to conform to the current year’s presentation which breaks out acquisition costs associated with the purchase of specific assets.

2. Impairment Charge

In fiscal 2013, the Company determined that indicators of impairment were evident at a closed theatre and two budget-oriented theatres that are expected to close in the future. As such, the Company evaluated the ongoing value of these theatres and determined that the fair value, measured using Level 3 pricing inputs (estimated sales proceeds based on comparable sales), was less than their carrying values and recorded a $1,262,000 pre-tax impairment loss. The Company also recorded a $250,000 pre-tax impairment loss in fiscal 2013 related to a closed water park at one of the hotels. The fair value of the impaired assets as of May 30, 2013 was approximately $2,275,000.

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

3. Acquisition

On October 1, 2012, the Company formed a joint venture to acquire The Cornhusker Hotel and Office Plaza (The Cornhusker) in Lincoln, Nebraska, a 297-room, full-service hotel and seven-story office building. Under the terms of the agreement, the joint venture acquired the land, building and equipment for $856,000 and assumed an existing $25,744,000 non-recourse mortgage. The Company is a 73% majority owner of this joint venture and recognized a noncontrolling interest of $4,000,000 upon acquisition related to the interest’s past investment in the hotel. The fair value of the net assets acquired approximates the purchase price. The consolidated financial statements reflect the final allocation of the purchase price to the net assets acquired based on their respective fair value. The results of operation of The Cornhusker are included in the consolidated statement of earnings since the acquisition date. In accordance with Accounting Standards Codification No. 810, Consolidation, The Cornhusker results are included in the hotels and resorts division revenue and operating income and the after-tax net earnings attributable to noncontrolling interests is deducted from net earnings on the consolidated statement of earnings. The acquired hotel contributed approximately $5,901,000 and $(1,079,000) to revenues and operating income, respectively, in fiscal 2013, excluding the impact of noncontrolling interests.

4. Additional Balance Sheet Information

The composition of accounts and notes receivable is as follows:

	May 30, 2013	May 31, 2012
	(in thousands)
Trade receivables, net of allowances of $1,324 and $1,066, respectively	$4,539	$4,193
Other receivables	4,029	4,274
	$8,568	$8,467

The composition of property and equipment, which is stated at cost, is as follows:

	May 30, 2013	May 31, 2012
	(in thousands)
Land and improvements	$95,295	$97,253
Buildings and improvements	575,166	543,278
Leasehold improvements	61,726	61,415
Furniture, fixtures and equipment	250,203	247,551
Construction in progress	11,414	3,951
	993,804	953,448
Less accumulated depreciation and amortization	368,047	338,803
	$625,757	$614,645

The composition of other assets is as follows:

	May 30, 2013	May 31, 2012
	(in thousands)
Favorable lease right	$10,682	$11,016
Split dollar life insurance policies	12,304	11,334
Other assets	11,598	12,116
	$34,584	$34,466

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

4. Additional Balance Sheet Information (continued)

The Company’s $13,353,000 favorable lease right is being amortized over the expected term of the underlying lease of 40 years and is expected to result in amortization of $334,000 in each of the five succeeding fiscal years. Accumulated amortization of the favorable lease right was $2,671,000, $2,337,000, and $2,003,000 as of May 30, 2013, May 31, 2012, and May 26, 2011, respectively.

Capital Lease Obligation - During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp. (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of May 30, 2013, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2, including 64 previously installed systems that the Company sold to CDF2 and licensed back. Based upon the terms of the master licensing agreement, this arrangement is considered a capital lease for accounting purposes and, therefore, Accounting Standards Codification No. 840 – Leases applies. In fiscal 2012, the Company recognized a deferred gain of approximately $635,000 in conjunction with the sale-leaseback of the previously deployed systems, which is being amortized over the 10-year life of the master licensing agreement. Included in furniture, fixtures and equipment is $45,510,000 and $43,878,000 related to the digital systems as of May 30, 2013 and May 31, 2012, respectively, which is being amortized over the 10-year term of the master licensing agreement. Accumulated amortization of the digital systems was $7,441,000 and $2,933,000 as of May 30, 2013 and May 31, 2012, respectively.

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

The Company’s capital lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company's expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $4,562,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

5. Long-Term Debt

Long-term debt is summarized as follows:

	May 30, 2013	May 31, 2012
	(in thousands, except payment data)
Mortgage notes	$71,747	$57,207
Senior notes	60,649	71,753
Unsecured term note due February 2025, with monthly principal and interest payments of $39,110, bearing interest at 5.75%	4,002	4,234
Revolving credit agreement	57,000	71,000
Unsecured term loan	49,375	--
	242,773	204,194
Less current maturities	11,193	97,918
	$231,580	$106,276

The mortgage notes, both fixed rate and adjustable, bear interest from 3.0% to 5.9% at May 30, 2013, and mature in fiscal years 2015 through 2043. The mortgage notes are secured by the related land, buildings and equipment.

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

The $60,649,000 of senior notes maturing in 2014 through 2020 require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 5.89% to 6.82%, with a weighted-average fixed rate of 6.45% and 6.47% at May 30, 2013 and May 31, 2012, respectively.

The Company has the ability to issue commercial paper through an agreement with a bank, up to a maximum of $35,000,000. The agreement requires the Company to maintain unused bank lines of credit at least equal to the principal amount of outstanding commercial paper.

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

5. Long-Term Debt (continued)

During fiscal 2013, the Company replaced its existing $175,000,000 credit facility with a new five-year $225,000,000 credit agreement. The new credit agreement includes a five-year, $50,000,000 term loan and a $175,000,000 revolving credit facility and matures in January 2018. There were borrowings of $57,000,000 outstanding on the revolving credit facility bearing interest at LIBOR plus a margin which adjusts based on the Company’s borrowing levels, effectively 1.425% at May 30, 2013. The term loan had a balance of $49,375,000 at May 30, 2013, requires quarterly principal payments in varying installments, bears interest at LIBOR plus a margin, which also adjusts based on the Company’s borrowing levels, and was 1.625% at May 30, 2013. The revolving credit facility requires an annual facility fee of 0.20% on the total commitment. Based on borrowings outstanding, availability under the line at May 30, 2013, totaled $118,000,000.

The Company’s loan agreements include, among other covenants, maintenance of certain financial ratios, including a debt-to-capitalization ratio and a fixed charge coverage ratio. The Company is in compliance with all financial debt covenants at May 30, 2013.

Scheduled annual principal payments on long-term debt for the years subsequent to May 30, 2013, are:

Fiscal Year	(in thousands)

2014	$11,193
2015	27,723
2016	31,671
2017	42,671
2018	99,305
Thereafter	30,210
$242,773

Interest paid, net of amounts capitalized, in fiscal 2013, 2012, and 2011 totaled $9,093,000, $9,177,000, and $10,221,000, respectively.

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

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

5. Long-Term Debt (continued)

The Company entered into an interest rate swap agreement on February 28, 2013 covering $25,000,000 of floating rate debt, which expires January 22, 2018, and requires the Company to pay interest at a defined rate of 0.96% while receiving interest at a defined variable rate of one-month LIBOR (0.25% at May 30, 2013). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of May 30, 2013, the interest rate swap was considered effective and had no effect on earnings. The notional amount of the swap was $25,000,000 and the fair value of the interest rate swap was $30,000 as of May 30, 2013, and was included in other (long-term assets). The Company does not expect the interest rate swap to have any material effect on earnings within the next 12 months.

From February 1, 2008 through February 1, 2011, the Company had an interest rate swap agreement covering $25,170,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.24% while receiving interest at a defined variable rate of one-month LIBOR. The increase in fair value of the interest rate swap of $488,000 ($293,000 net of tax) was included in other comprehensive loss in fiscal 2011. The notional amount of the swap was $25,170,000 throughout the life of the swap.

On February 29, 2008, the Company also entered into an interest rate swap agreement covering $25,000,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.49% while receiving interest at a defined variable rate of three-month LIBOR. The interest rate swap agreement was considered effective and qualified as a cash flow hedge. On March 19, 2008, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $567,000 ($338,000 net of tax). In fiscal 2013, 2012 and 2011, the Company reclassified $99,000 ($58,000 net of tax), $113,000 ($68,000 net of tax) and $113,000 ($68,000 net of tax), respectively, from accumulated other comprehensive loss to interest expense.

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

Through May 30, 2013, the Company’s Board of Directors has approved the repurchase of up to 11,687,500 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options and for savings and profit-sharing plan contributions. The Company purchased 2,158,207, 1,077,314, and 388,705 shares pursuant to these authorizations during fiscal 2013, 2012, and 2011, respectively. At May 30, 2013, there were 3,604,870 shares available for repurchase under these authorizations.

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

6. Shareholders’ Equity and Stock-Based Compensation (continued)

The Company’s Board of Directors has authorized the issuance of up to 750,000 shares of Common Stock for The Marcus Corporation Dividend Reinvestment and Associate Stock Purchase Plan. At May 30, 2013, there were 483,314 shares available under this authorization.

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

Awarded shares of non-vested stock cumulatively vest either 25% after three years of the grant date, 50% after five years of the grant date, 75% after ten years of the grant date and 100% upon retirement, or 50% after three years of the grant date and 100% after five years of the grant date, depending on the date of grant. The non-vested stock may not be sold, transferred, pledged or assigned, except as provided by the vesting schedule included in the Company’s equity incentive plan. During the period of restriction, the holder of the non-vested stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock. Non-vested stock awards and shares issued upon option exercises are issued from previously acquired treasury shares. At May 30, 2013, there were 1,651,968 shares available for grants of additional stock options, non-vested stock and other types of equity awards under the current plan.

Stock-based compensation, including stock options and non-vested stock awards, is expensed over the vesting period of the awards based on the grant date fair value.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions used for awards granted during fiscal 2013, 2012, and 2011:

	Year Ended May 30, 2013	Year Ended May 31, 2012	Year Ended May 26, 2011

Risk-free interest rate	0.48 – 1.33%	0.96 – 2.69%	1.4 – 2.8%
Dividend yield	2.8%	2.9%	2.8%
Volatility	49 – 62%	48 – 63%	49 – 61%
Expected life	4 – 9 years	4 – 9 years	4 – 9 years

Total pre-tax stock-based compensation expense was $1,772,000, $2,010,000, and $1,795,000 in fiscal 2013, 2012, and 2011, respectively. The recognized tax benefit on stock-based compensation was $491,000, $337,000, and $399,000 in fiscal 2013, 2012, and 2011, respectively.

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

6. Shareholders’ Equity and Stock-Based Compensation (continued)

A summary of the Company’s stock option activity and related information follows:

	May 30, 2013		May 31, 2012		May 26, 2011
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
	(options in thousands)
Outstanding at beginning of year	2,006	$13.91	1,873	$14.31	1,729	$14.33
Granted	306	13.12	328	10.00	314	11.87
Exercised	(202)	10.82	(121)	10.61	(120)	8.71
Forfeited	(161)	14.48	(74)	11.98	(50)	13.31
Outstanding at end of year	1,949	$14.03	2,006	$13.91	1,873	$14.31
Exercisable at end of year	1,113	$15.47	1,122	$15.13	999	$14.46
Weighted-average fair value of options granted during year		$5.20		$3.96		$4.85

Exercise prices for options outstanding as of May 30, 2013, ranged from $8.52 to $23.37. The weighted-average remaining contractual life of those options is 5.8 years. The weighted-average remaining contractual life of options currently exercisable is 4.1 years. There were 1,926,000 options outstanding, vested and expected to vest as of May 30, 2013 with a weighted-average exercise price of $14.05 and an intrinsic value of $1,566,000. Additional information related to these options segregated by exercise price range is as follows:

	Exercise Price Range
	$8.52 to $12.71	$12.72 to $17.73	$17.74 to $23.37
	(options in thousands)

Options outstanding	548	1,101	300
Weighted-average exercise price of options outstanding	$10.84	$13.95	$20.12
Weighted-average remaining contractual life of options outstanding	7.2	5.6	3.6
Options exercisable	145	668	300
Weighted-average exercise price of options exercisable	$11.42	$14.26	$20.12

The intrinsic value of options outstanding at May 30, 2013 was $1,598,000 and the intrinsic value of options exercisable at May 30, 2013, was $360,000. The intrinsic value of options exercised was $510,000, $174,000, and $311,000 during fiscal 2013, 2012, and 2011, respectively. As of May 30, 2013, total remaining unearned compensation cost related to stock options was $2,701,000, which will be amortized to expense over the remaining weighted-average life of 2.0 years.

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

6. Shareholders’ Equity and Stock-Based Compensation (continued)

A summary of the Company’s non-vested stock activity and related information follows:

	May 30, 2013		May 31, 2012		May 26, 2011
	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value
Outstanding at beginning of year	86	$12.37	94	$14.55	73	$16.00
Granted	28	13.65	24	10.98	23	10.42
Vested	(17)	11.36	(32)	17.57	(2)	20.26
Forfeited	–	–	–	–	–	–
Outstanding at end of year	97	$12.92	86	$12.37	94	$14.55

The Company expenses awards of non-vested stock based on the fair value of the Company’s common stock at the date of grant. As of May 30, 2013, total remaining unearned compensation related to non-vested stock was $709,000, which will be amortized over the weighted-average remaining service period of 4.5 years.

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

7. Employee Benefit Plans

The Company has a qualified profit-sharing savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides for a contribution of a minimum of 1% of defined compensation for all plan participants and matching of 25% of employee contributions up to 6% of defined compensation. In addition, the Company may make additional discretionary contributions. During fiscal 2013, 2012, and 2011, the 1% and the discretionary contributions were made with the Company’s common stock. The Company also sponsors unfunded, nonqualified, defined-benefit and deferred compensation plans. The Company’s unfunded, nonqualified defined-benefit plan was amended effective January 1, 2009 to include two components. The first component applies to certain participants and continues to provide the same nonqualified pension benefits as were provided prior to the amendment. The second component applies to all other participants and provides an account-based supplemental retirement benefit. Pension and profit-sharing expense for all plans was $3,369,000, $3,078,000, and $2,988,000 for fiscal 2013, 2012, and 2011, respectively.

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

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

7. Employee Benefit Plans (continued)

The status of the Company’s unfunded nonqualified, defined-benefit and account-based retirement plan based on the respective May 30, 2013 and May 31, 2012 measurement dates is as follows:

	May 30, 2013	May 31, 2012
	(in thousands)

Change in benefit obligation:
Net benefit obligation at beginning of year	$25,595	$22,010
Service cost	712	627
Interest cost	1,099	1,178
Actuarial (gain)/loss	(119)	2,674
Benefits paid	(848)	(894)
Net benefit obligation at end of year	$26,439	$25,595

Amounts recognized in the statement of financial position consist of:
Current accrued benefit liability	$(962)	$(906)
Noncurrent accrued benefit liability	(25,477)	(24,689)
Total	(26,439)	(25,595)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	7,273	$7,756
Prior service credit	(912)	(990)
Total	$6,361	$6,766

	Year Ended
	May 30, 2013	May 31, 2012	May 26, 2011
	(in thousands)
Net periodic pension cost:
Service cost	$712	$627	$598
Interest cost	1,099	1,178	1,195
Net amortization of prior service cost, transition obligation and actuarial loss	286	121	108
	$2,097	$1,926	$1,901

The $3,836,000 loss, net of tax, included in accumulated other comprehensive loss at May 30, 2013, consists of the $4,386,000 net actuarial loss, net of tax, and the $550,000 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost. The $4,073,000 loss, net of tax, included in accumulated other comprehensive loss at May 31, 2012, consists of the $4,669,000 net actuarial loss, net of tax, and the $596,000 unrecognized prior service credit, net of tax.

The accumulated benefit obligation was $21,936,000 and $21,382,000 as of May 30, 2013 and May 31, 2012, respectively.

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

7. Employee Benefit Plans (continued)

The pre-tax change in the benefit obligation recognized in other comprehensive loss during fiscal 2013 consisted of the current year net actuarial gain of $119,000, the amortization of the net actuarial loss of $364,000 and the amortization of the prior service credit of $78,000. The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2014 is $268,000 and relates to the actuarial loss and the prior service credit.

The benefit obligations were determined using an assumed weighted-average discount rate of 4.40% in fiscal 2013 and 4.25% in fiscal 2012, and an annual salary rate increase of 4.0% in fiscal 2013 and 2012.

The net periodic benefit cost was determined using an assumed discount rate of 4.25% in fiscal 2013, 5.3% in fiscal 2012, and 5.7% in fiscal 2011, and an annual salary rate increase of 4.0% in fiscal 2013 and 5.0% for fiscal 2012 and 2011.

Benefit payments expected to be paid subsequent to May 30, 2013, are:

Fiscal Year	(in thousands)
2014	$962
2015	1,145
2016	1,153
2017	1,183
2018	1,243
Years 2019 – 2023	6,783

8. Income Taxes

The components of the net deferred tax liability are as follows:

	May 30, 2013	May 31, 2012
	(in thousands)
Current deferred income tax assets:
Accrued employee benefits	$838	$811
Other	2,039	1,986
Net current deferred tax assets	$2,877	$2,797

Noncurrent deferred income tax (liabilities) assets:
Depreciation and amortization	$(58,032)	$(58,100)
Accrued employee benefits	13,192	12,607
Other	1,324	1,121
Net noncurrent deferred tax liabilities	$(43,516)	$(44,372)

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

Income tax expense consists of the following:

	Year Ended
	May 30, 2013	May 31, 2012	May 26, 2011
	(in thousands)
Current:
Federal	$10,048	$10,617	$3,407
State	2,448	3,082	(58)
Deferred:
Federal	(964)	1,325	3,264
State	(182)	(319)	1,642
	$11,350	$14,705	$8,255

The Company’s effective income tax rate, adjusted for earnings from noncontrolling interests, for fiscal 2013, 2012 and 2011 was 39.3%, 39.3% and 37.8%, respectively. The Company has not included the income tax expense related to the net earnings attributable to noncontrolling interest in its income tax expense (benefit) as the entities are considered pass-through entities and, as such, the income tax expense is attributable to its owners.

A reconciliation of the statutory federal tax rate to the effective tax rate on earnings attributable to The Marcus Corporation follows:

	Year Ended
	May 30, 2013	May 31, 2012	May 26, 2011
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	5.3	4.8	4.8
Unrecognized tax benefits and related interest	(0.6)	(1.1)	-
Other	(0.4)	0.6	(2.0)
	39.3%	39.3%	37.8%

Net income taxes paid (refunds received) in fiscal 2013, 2012, and 2011 totaled $10,902,000, $14,496,000, and $(1,330,000), respectively.

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefit are as follows:

	Year Ended
	May 30, 2013	May 31, 2012	May 26, 2011
	(in thousands)
Balance at beginning of year	$1,614	$2,543	$2,623
Increases due to:
Tax positions taken in prior years	102	1,535	-
Tax positions taken in current year	-	-	-
Decreases due to:
Tax positions taken in prior years	-	-	(66)
Settlements with taxing authorities	(1,535)	(2,301)	-
Lapse of applicable statute of limitations	(79)	(163)	(14)
Balance at end of year	$102	$1,614	$2,543

The Company’s total unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate were $67,000, $52,000, and $157,000 as of May 30, 2013, May 31, 2012, and May 26, 2011, respectively. At May 30, 2013, the Company had accrued interest of $43,000 and no accrued penalties, compared to accrued interest of $355,000 and no accrued penalties at May 31, 2012. The Company classifies interest and penalties relating to income taxes as income tax expense. For the year ended May 30, 2013, $(191,000) of interest and no accrued penalties were recognized in the statement of earnings, compared to $44,000 of interest and $(436,000) of penalties for the year ended May 31, 2012 and $(39,000) of interest and no penalties for the year ended May 26, 2011.

At May 30, 2013, the Internal Revenue Service had concluded its examination of the Company’s consolidated federal income tax returns for the years 2009 and 2010. With certain exceptions, the Company’s state income tax returns are no longer subject to examination for the fiscal years 2008 and prior. At this time, the Company does not expect the results from any income tax audit or appeal to have a significant impact on the Company’s financial statements.

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

	Year Ended
	May 30, 2013	May 31, 2012	May 26, 2011
	(in thousands)
Fixed minimum rentals	$8,024	$7,843	$7,955
Amortization of favorable lease right	334	334	334
Percentage rentals	60	70	39
	$8,418	$8,247	$8,328

Aggregate minimum rental commitments under long-term operating leases, assuming the exercise of certain lease options, are as follows at May 30, 2013:

Fiscal Year	(in thousands)
2014	$7,181
2015	7,205
2016	7,123
2017	7,044
2018	7,203
Thereafter	92,216
$127,972

Commitments – The Company has commitments for the completion of construction at various properties totaling approximately $19,080,000 at May 30, 2013.

License Rights – The Company has license rights to operate three hotels using the Hilton trademark, one hotel using the Four Points by Sheraton trademark, one hotel using the InterContinental trademark and one hotel using the Marriott trademark. Under the terms of the licenses, the Company is obligated to pay fees based on defined gross sales.

Contingencies – The Company guarantees the debt of a joint venture totaling $1,172,000 at May 30, 2013. The debt of the joint venture is collateralized by the real estate, building and improvements and all equipment. The Company has reserved for a possible payment of a portion of the guarantee within the next fiscal year.

On July 7, 2005, the Company amended its office lease in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space through November 2013. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $238,000 as of May 30, 2013. The Company does not anticipate the guarantee to be payable within the next fiscal year.

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

10. Joint Venture Transactions

At May 30, 2013 and May 31, 2012, the Company held investments with aggregate carrying values of $2,713,000 and $2,621,000, respectively, in several joint ventures, which are accounted for under the equity method.

The Company has a receivable from a hotel joint venture of $1,770,000 and $1,721,000 at May 30, 2013 and May 31, 2012, respectively, which is fully reserved as of each respective year-end.

11. Business Segment Information

The Company evaluates performance and allocates resources based on the operating income (loss) of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Following is a summary of business segment information for fiscal 2011 through 2013:

	Theatres	Hotels/ Resorts	Corporate Items	Total
	(in thousands)
Fiscal 2013
Revenues	$219,533	$192,676	$627	$412,836
Operating income (loss)	40,907	10,662	(13,365)	38,204
Depreciation and amortization	16,753	16,520	554	33,827
Assets	383,328	325,428	37,940	746,696
Capital expenditures and acquisitions	13,295	10,008	188	23,491

Fiscal 2012
Revenues	$227,914	$185,177	$807	$413,898
Operating income (loss)	47,065	12,706	(13,256)	46,515
Depreciation and amortization	18,189	15,837	499	34,525
Assets	395,602	301,207	36,202	733,011
Capital expenditures and acquisitions	26,902	11,455	353	38,017

Fiscal 2011
Revenues	$207,349	$168,727	$928	$377,004
Operating income (loss)	37,300	6,753	(10,556)	33,497
Depreciation and amortization	17,066	15,921	536	33,523
Assets	351,936	299,418	43,092	694,446
Capital expenditures and acquisitions	15,885	9,205	96	25,186

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

The Marcus Corporation

Notes to Consolidated Financial Statements (continued)

12. Unaudited Quarterly Financial Information (in thousands, except per share data)

	13 Weeks Ended
Fiscal 2013	August 30, 2012	November 29, 2012 (1)	February 28, 2013 (1)	May 30, 2013
Revenues	$117,939	$100,633	$93,674	$100,590
Operating income (loss)	20,455	9,717	(224)	8,256
Net earnings (loss) attributable to The Marcus Corporation	10,679	4,724	(1,372)	3,475
Net earnings (loss) per common share – diluted	$0.37	$0.17	$(0.05)	$0.13

	13 Weeks Ended			14 Weeks Ended
Fiscal 2012	August 25, 2011	November 24, 2011	February 23, 2012	May 31, 2012 (2)
Revenues	$123,907	$90,069	$92,077	$107,845
Operating income	23,348	6,261	4,075	12,831
Net earnings	12,477	2,824	734	6,699
Net earnings per common share – diluted	$0.42	$0.10	$0.03	$0.23

(1)	The Company settled all remaining legal proceedings related to the development of the condominium units at the Platinum Hotel & Spa during the second and third quarters of fiscal 2013. Related legal and settlement costs totaled $1,486 during the second quarter (approximately $892 after-tax, or $0.03 per diluted common share) and $1,353 during the third quarter (approximately $812 after-tax, or $0.03 per diluted common share).
(2)	The additional week of operations during the Company’s fiscal 2012 fourth quarter contributed approximately $7,561 in revenue, $2,075 in operating income, $1,134 in net earnings and $0.04 in net earnings per diluted common share.

13. Subsequent Event

On June 27, 2013, the Company entered into a note purchase agreement with several purchasers pursuant to which the Company will issue and sell $50,000,000 in aggregate principal amount of its 4.02% senior notes due August 14, 2025 in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The issuance and sale of the senior notes is expected to close on or about August 14, 2013.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act during the fourth quarter of our fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to the relevant information set forth under the captions “Election of Directors,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2013 Annual Meeting of Shareholders scheduled to be held on October 17, 2013 (our “Proxy Statement”). Information regarding our executive officers may be found in Part I of this Form 10-K under the caption “Executive Officers of the Company.” Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under current equity compensation plan (excluding securities reflected in the first column)

1,949,000	$14.03	1,652,000

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

THE MARCUS CORPORATION

Date: August 13, 2013	By:	/s/ Gregory S. Marcus
Gregory S. Marcus,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of us and in the capacities as of the date indicated above.

By:	/s/ Gregory S. Marcus	By:	/s/ Daniel F. McKeithan, Jr.
	Gregory S. Marcus, President and Chief Executive Officer (Principal Executive Officer) and Director		Daniel F. McKeithan, Jr., Director

By:	/s/ Douglas A. Neis	By:	/s/ Diane Marcus Gershowitz
	Douglas A. Neis, Chief Financial Officer and Treasurer (Principal Financial Officer		Diane Marcus Gershowitz, Director
and Accounting Officer)

By:	/s/ Stephen H. Marcus	By:	/s/ Timothy E. Hoeksema
	Stephen H. Marcus, Chairman and Director		Timothy E. Hoeksema, Director

By:	/s/ Philip L. Milstein	By:	/s/ Allan H. Selig
	Philip L. Milstein, Director		Allan H. Selig, Director

By:	/s/ Bronson J. Haase	By:	/s/ James D. Ericson
	Bronson J. Haase, Director		James D. Ericson, Director

By:	/s/ Bruce J. Olson	By:	/s/ Brian J. Stark
	Bruce J. Olson, Director		Brian J. Stark, Director

S-1

EXHIBIT INDEX

3.1	Restated Articles of Incorporation. [Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended November 13, 1997.]

3.2	Bylaws, as amended. [Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended November 27, 2008.]

4.1	The Marcus Corporation Note Purchase Agreement dated October 25, 1996. [Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended November 14, 1996.]

4.2	First Supplement to Note Purchase Agreements dated May 15, 1998. [Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended May 28, 1998.]

4.3	Second Supplement to Note Purchase Agreements dated May 7, 1999. [Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the fiscal year ended May 27, 1999.]

4.4	The Marcus Corporation Note Purchase Agreement dated April 17, 2008. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated April 17, 2008.]

4.5	Credit Agreement, dated January 22, 2013, among the Company, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated January 22, 2013.]

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

10.1*	The Marcus Corporation 1994 Non-Employee Director Stock Option Plan, as amended and restated. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 4, 2006.]

10.2*	The Marcus Corporation Non-Employee Director Compensation Plan. [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended August 30, 2012.]

10.3*	The Marcus Corporation Variable Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 7, 2009.]

10.4*	The Marcus Corporation Deferred Compensation Plan. [Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended May 25, 2006.]

10.5*	The Marcus Corporation Retirement Income and Supplemental Retirement Plan, as amended and restated.

10.6	Administrative Services Agreement between Marcus Investments, LLC and The Marcus Corporation, as amended. [Incorporated by reference to Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.]

E-1

10.7*	The Marcus Corporation 1995 Equity Incentive Plan, as amended and restated. [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 4, 2006.]

10.8*	Form of The Marcus Corporation 1995 Equity Incentive Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2005.]

10.9*	The Marcus Corporation 2004 Equity and Incentive Awards Plan. [Incorporated by reference to Attachment A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on September 2, 2011.]

10.10*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 15, 2006.]

10.11*	Form of Cover Letter to The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated August 15, 2006.]

10.12*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award (Employees). [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 8, 2008.]

10.13*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award (Non-Employee Directors). [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 8, 2008.]

10.14*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award Agreement for awards granted after October 11, 2011 (Employees). [Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 dated October 28, 2011.]

10.15*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after October 11, 2011 (Employees). [Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.]

10.16*	Form of Cover Letter to The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after October 11, 2011 (Employees). [Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.]

10.17*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award Agreement for awards granted after January 8, 2013 (Employees).

10.18*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award for awards granted after October 11, 2011 (Non-Employee Directors). [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2012.]

10.19*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after October 11, 2011 (Non-Employee Directors). [Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2012.]

E-2

10.20*	The Marcus Corporation Long-Term Incentive Plan Terms. [Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended May 28, 2009.]

21	Our subsidiaries as of May 30, 2013.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350.

99	Proxy Statement for the 2013 Annual Meeting of Shareholders. (The Proxy Statement for the 2013 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of our fiscal year.)

101	The following materials from The Marcus Corporation’s Annual Report on Form 10-K for the fiscal year ended May 30, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

__________

* This exhibit is a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

E-3