Form 10-Q
period 2013-08-29
MARCUS CORP
filed 2013-10-08
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2013

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

COMMON STOCK OUTSTANDING AT SEPTEMBER 30, 2013 – 18,296,251

CLASS B COMMON STOCK OUTSTANDING AT SEPTEMBER 30, 2013 – 8,757,039

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

	August 29,	May 30,
(in thousands, except share and per share data)	2013	2013

ASSETS
Current assets:
Cash and cash equivalents	$12,214	$10,158
Restricted cash	6,891	7,895
Accounts and notes receivable, net of reserves
of $1,330 and $1,324, respectively	11,712	8,568
Refundable income taxes	─	255
Deferred income taxes	2,895	2,877
Other current assets	6,717	6,384
Total current assets	40,429	36,137

Property and equipment:
Land and improvements	95,253	95,295
Buildings and improvements	578,164	575,166
Leasehold improvements	61,871	61,726
Furniture, fixtures and equipment	253,581	250,203
Construction in progress	11,722	11,414
Total property and equipment	1,000,591	993,804
Less accumulated depreciation and amortization	377,286	368,047
Net property and equipment	623,305	625,757

Other assets:
Investments in joint ventures	3,022	2,713
Goodwill	43,963	43,997
Condominium units	3,508	3,508
Other	35,071	34,584
Total other assets	85,564	84,802

TOTAL ASSETS	$749,298	$746,696

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

	August 29,	May 30,
(in thousands, except share and per share data)	2013	2013

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,636	$25,330
Income taxes	8,223	─
Taxes other than income taxes	13,638	14,000
Accrued compensation	7,839	10,940
Other accrued liabilities	27,423	25,183
Current portion of capital lease obligation	4,636	4,562
Current maturities of long-term debt	32,084	11,193
Total current liabilities	113,479	91,208

Capital lease obligation	27,076	28,241

Long-term debt	202,801	231,580

Deferred income taxes	43,330	43,516

Deferred compensation and other	36,003	35,455

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares;
none issued	─	─
Common Stock, $1 par; authorized 50,000,000 shares;
issued 22,432,474 shares at August 29, 2013 and
May 30, 2013	22,433	22,433
Class B Common Stock, $1 par; authorized 33,000,000
shares; issued and outstanding 8,757,039 shares at
August 29, 2013 and May 30, 2013	8,757	8,757
Capital in excess of par	52,256	51,979
Retained earnings	289,734	278,536
Accumulated other comprehensive loss	(3,561)	(3,828)
	369,619	357,877
Less cost of Common Stock in treasury (4,112,386 shares at
August 29, 2013 and 4,117,217 shares at May 30, 2013)	(51,359)	(51,175)
Total shareholders' equity attributable to The Marcus Corporation	318,260	306,702
Noncontrolling interests	8,349	9,994
Total equity	326,609	316,696

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$749,298	$746,696

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings

(in thousands, except per share data)	13 Weeks Ended
	August 29, 2013	August 30, 2012
Revenues:
Theatre admissions	$42,109	$38,478
Rooms	32,570	29,964
Theatre concessions	23,689	20,979
Food and beverage	15,530	14,769
Other revenues	15,134	13,749
Total revenues	129,032	117,939

Costs and expenses:
Theatre operations	34,623	32,566
Rooms	10,692	9,857
Theatre concessions	6,138	5,557
Food and beverage	11,546	10,729
Advertising and marketing	6,884	6,405
Administrative	12,244	10,762
Depreciation and amortization	8,327	8,313
Rent	2,125	2,113
Property taxes	3,422	3,635
Other operating expenses	8,684	7,547
Total costs and expenses	104,685	97,484

Operating income	24,347	20,455

Other income (expense):
Investment income	3	24
Interest expense	(2,394)	(2,074)
Gain on disposition of property, equipment and other assets	17	22
Equity losses from unconsolidated joint ventures, net	(83)	(40)
	(2,457)	(2,068)

Earnings before income taxes	21,890	18,387
Income taxes	9,044	7,708
Net earnings	12,846	10,679
Net loss attributable to noncontrolling interests	(585)	-
Net earnings attributable to The Marcus Corporation	$13,431	$10,679

Net earnings per share – basic:
Common Stock	$0.51	$0.38
Class B Common Stock	$0.47	$0.35

Net earnings per share – diluted:
Common Stock	$0.50	$0.37
Class B Common Stock	$0.46	$0.34

Dividends per share:
Common Stock	$0.085	$0.085
Class B Common Stock	$0.077	$0.077

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands except per share data)	13 Weeks Ended
	August 29, 2013	August 30, 2012

Net earnings	$12,846	$10,679

Other comprehensive income (loss):
Change in unrealized loss on available for sale investments, net of tax benefit of $1 and $0, respectively	(1)	─
Amortization of loss on swap agreement, net of tax effect of $0 and $11, respectively	─	17
Change in fair value of interest rate swap, net of tax effect of $176 and $0, respectively	268	─

Other comprehensive income	267	17

Comprehensive income	13,113	10,696

Comprehensive loss attributable to noncontrolling interests	(585)	─

Comprehensive income attributable to The Marcus Corporation	$13,698	$10,696

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	13 Weeks Ended
(in thousands)	August 29, 2013	August 30, 2012

OPERATING ACTIVITIES:
Net earnings	$12,846	$10,679
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on investments in joint ventures	83	40
Distribution from joint venture	─	94
Gain on disposition of property, equipment and other assets	(17)	(22)
Amortization of loss on swap agreement	─	28
Amortization of favorable lease right	83	83
Depreciation and amortization	8,327	8,313
Stock compensation expense	386	574
Deferred income taxes	(345)	(634)
Deferred compensation and other	499	(1,369)
Changes in operating assets and liabilities:
Accounts and notes receivable	(3,140)	(2,076)
Other current assets	(333)	(939)
Accounts payable	(3,914)	(3,013)
Income taxes	8,478	7,280
Taxes other than income taxes	(362)	(350)
Accrued compensation	(3,101)	(5,208)
Other accrued liabilities	2,240	1,641
Total adjustments	8,884	4,442
Net cash provided by operating activities	21,730	15,121

INVESTING ACTIVITIES:
Capital expenditures	(8,724)	(5,292)
Proceeds from disposals of property, equipment and other assets	115	27
Decrease (increase) in restricted cash	1,004	(283)
Decrease (increase) in other assets	24	(59)
Contribution to joint venture	(343)	─
Net cash used in investing activities	(7,924)	(5,607)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from issuance of long-term debt	64,500	32,000
Principal payments on long-term debt	(72,388)	(37,176)
Debt issuance costs	(276)	─
Equity transactions:
Treasury stock transactions, except for stock options	(554)	(1,217)
Exercise of stock options	261	892
Dividends paid	(2,233)	(2,393)
Distributions to noncontrolling interest	(1,060)	─
Net cash used in financing activities	(11,750)	(7,894)

Net increase in cash and cash equivalents	2,056	1,620
Cash and cash equivalents at beginning of period	10,158	6,020
Cash and cash equivalents at end of period	$12,214	$7,640

Supplemental Information:
Interest paid, net of amounts capitalized	$1,119	$845
Income taxes paid	$822	$932

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE 13 WEEKS ENDED AUGUST 29, 2013

1. General

Accounting Policies – Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended May 30, 2013, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The unaudited consolidated financial statements for the 13 weeks ended August 29, 2013 have been prepared by the Company. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the unaudited interim financial information at August 29, 2013, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 30, 2013.

Depreciation and Amortization – Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $8,207,000 and $8,259,000 for the 13 weeks ended August 29, 2013 and August 30, 2012, respectively.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	Swap Agreements	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)

Balance at May 30, 2013	$18	$(10)	$(3,836)	$(3,828)
Other comprehensive income (loss) before reclassifications	241	(1)	-	240
Amounts reclassified from accumulated other comprehensive loss (1)	27	-	-	27
Net other comprehensive income (loss)	268	(1)	-	267
Balance at August 29, 2013	$286	$(11)	$(3,836)	$(3,561)

	Swap Agreements	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)

Balance at May 31, 2012	$(58)	$(8)	$(4,073)	$(4,139)
Other comprehensive income (loss) before reclassifications	-	-	-	-
Amounts reclassified from accumulated other comprehensive loss (1)	17	-	-	17
Net other comprehensive income	17	-	-	17
Balance at August 30, 2012	$(41)	$(8)	$(4,073)	$(4,122)

(1)	Amounts are included in interest expense in the consolidated statements of earnings

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended August 29, 2013	13 Weeks Ended August 30, 2012
	(in thousands, except per share data)
Numerator:
Net earnings attributable to The Marcus Corporation	$13,431	$10,679
Denominator:
Denominator for basic EPS	27,071	28,921
Effect of dilutive employee stock options	23	43
Denominator for diluted EPS	27,094	28,964
Net earnings per share – basic:
Common Stock	$0.51	$0.38
Class B Common Stock	$0.47	$0.35
Net earnings per share – diluted:
Common Stock	$0.50	$0.37
Class B Common Stock	$0.46	$0.34

Equity - Activity impacting total shareholders' equity attributable to The Marcus Corporation and noncontrolling interests for the 13 weeks ended August 29, 2013 was as follows:

	Total Shareholders’ Equity
	Attributable to The Marcus	Noncontrolling
	Corporation	Interests
	(in thousands)
Balance at May 30, 2013	$306,702	$9,994
Net earnings attributable to The Marcus Corporation	13,431	-
Net loss attributable to noncontrolling interests	-	(585)
Distributions to noncontrolling interests	-	(1,060)
Cash dividends	(2,233)	-
Exercise of stock options	261	-
Treasury stock transactions, except for stock options	(554)	-
Share-based compensation	386	-
Other comprehensive income, net of tax	267	-
Balance at August 29, 2013	$318,260	$8,349

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At August 29, 2013 and May 30, 2013, the Company’s $70,000 and $71,000, respectively, of available for sale securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 – Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At August 29, 2013 and May 30, 2013, respectively, the $474,000 and $30,000 asset related to the Company’s interest rate swap contract was valued using Level 2 pricing inputs.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At August 29, 2013 and May 30, 2013, none of the Company’s fair value measurements were valued using Level 3 pricing inputs.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended August 29, 2013	13 Weeks Ended August 30, 2012
	(in thousands)
Service cost	$176	$178
Interest cost	293	275
Net amortization of prior service cost and actuarial loss	67	71
Net periodic pension cost	$536	$524

2. Long-Term Debt

During the first quarter of fiscal 2014, the Company entered into a note purchase agreement with several purchasers pursuant to which the Company issued and sold $50,000,000 in aggregate principal amount of its 4.02% senior notes due August 14, 2025 in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Interest on the notes is payable semi-annually in February and August of each year and at maturity, commencing on February 14, 2014. Beginning in August 2021 and each August thereafter, to and including August 2024, the Company will be required to prepay $10,000,000 of the principal amount of the notes. The entire unpaid principal balance of the notes will be due and payable in August 2025.

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into an interest rate swap agreement on February 28, 2013 covering $25,000,000 of floating rate debt, which expires January 22, 2018, and requires the Company to pay interest at a defined rate of 0.96% while receiving interest at a defined variable rate of one-month LIBOR (0.19% at August 29, 2013). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of August 29, 2013, the interest rate swap was considered effective. The increase in fair value of the interest rate swap of $444,000 ($268,000 net of tax) was included in other comprehensive loss for the 13 weeks ended August 29, 2013. The notional amount of the swap is $25,000,000 and the fair value of the swap was $474,000 and $30,000 as of August 29, 2013 and May 30, 2013, respectively, and is included in other (long-term assets). The Company does not expect the interest rate swap to have any material effect on earnings within the next 12 months.

On February 29, 2008, the Company entered into an interest rate swap agreement covering $25,000,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.49% while receiving interest at a defined variable rate of three-month LIBOR. The interest rate swap agreement was considered effective and qualified as a cash flow hedge. On March 19, 2008, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $567,000 ($338,000 net of tax). For the 13 weeks ended August 30, 2012, the Company reclassified $28,000 ($17,000 net of tax) from accumulated other comprehensive loss to interest expense. The liability was fully amortized as of May 30, 2013.

3. Capital Lease Obligation

During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of August 29, 2013, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in furniture, fixtures and equipment is $45,510,000 related to the digital systems as of August 29, 2013 and May 30, 2013. Accumulated amortization of the digital systems was $8,580,000 and $7,441,000 as of August 29, 2013 and May 30, 2013, respectively.

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

The Company’s capital lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company’s expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $4,636,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

4. Income Taxes

The Company’s effective income tax rate, adjusted for earnings from noncontrolling interests, for the 13 weeks ended August 29, 2013 and August 30, 2012 was 40.2% and 41.9%, respectively. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in its income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners.

5. Contingencies

On July 7, 2005, the Company amended its office lease in order to exit leased office space for the Company’s former limited-service lodging division. To induce the landlord to amend the lease, the Company guaranteed the lease obligations of the new tenant of the relinquished space through November 2013. The maximum amount of future payments the Company could be required to pay if the new tenant defaults on its lease obligations was approximately $119,000 as of August 29, 2013.

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

Following is a summary of business segment information for the 13 weeks ended August 29, 2013 and August 30, 2012 (in thousands):

13 Weeks Ended August 29, 2013	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$69,112	$59,810	$110	$129,032
Operating income (loss)	16,913	10,898	(3,464)	24,347
Depreciation and amortization	3,986	4,181	160	8,327

13 Weeks Ended August 30, 2012	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$62,352	$55,439	$148	$117,939
Operating income (loss)	13,278	10,233	(3,056)	20,455
Depreciation and amortization	4,210	3,976	127	8,313

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

RESULTS OF OPERATIONS

General

We report our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in May. Fiscal 2014 is a 52-week year, as was fiscal 2013. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the comparable first quarters of fiscal 2014 and 2013 (in millions, except for per share and variance percentage data):

	First Quarter
			Variance
	F2014	F2013	Amt.	Pct.

Revenues	$129.0	$117.9	$11.1	9.4%
Operating income	24.3	20.5	3.8	19.0%
Other income (expense)	(2.5)	(2.1)	(0.4)	-18.8%
Net loss attributable to noncontrolling interests	0.6	─	0.6	N/A
Net earnings attributable to The Marcus Corp.	13.4	10.7	2.7	25.8%

Net earnings per common share – diluted	$0.50	$0.37	$0.13	35.1%

Revenues, operating income (earnings before other income/expense and income taxes) and net earnings attributable to The Marcus Corporation increased during the first quarter of fiscal 2014 compared to the same period last year due to improved operating results from both our theatre division and our hotels and resorts division. Operating results from our theatre division were positively impacted by increased attendance due to a stronger slate of movies during the fiscal 2014 first quarter compared to the same period last year. Operating results from our hotels and resorts division were favorably impacted by higher occupancy rates and average daily room rates during the fiscal 2014 first quarter compared to the first quarter last year.

We did not have any significant variations in investment income, gains or losses on the disposition of property, equipment and other assets or net equity losses from unconsolidated joint ventures during the first quarter of fiscal 2014 compared to the same quarter last year. The timing of periodic sales of our property and equipment varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment.

Our interest expense totaled $2.4 million for the first quarter of fiscal 2014 compared to $2.1 million during the same period last year, an increase of approximately $300,000, or 15.4%. The increase in interest expense during the first quarter of fiscal 2014 was primarily the result of increased borrowings during the period compared to the same quarter last year. Our borrowings increased due to an assumption of a mortgage related to our acquisition of The Cornhusker, A Marriott Hotel, during the second quarter last year, as well as new borrowings incurred during our third quarter last year in order to fund the payment of a special dividend. Due to the stronger cash flow from our operating divisions during the summer months, our borrowing levels are typically at their lowest point at the end of our fiscal first quarter. It is likely that our borrowing levels will increase later this fiscal year as we intend to increase our capital spending throughout the year even though our operating cash flows decline during our slower operating months.

Late in our fiscal 2014 first quarter, we closed on our previously-disclosed issuance of $50 million of unsecured senior notes privately placed with several purchasers. We used the proceeds from the notes, which bear interest at 4.02% and mature in 2025, to reduce borrowings under our revolving credit facility and for general corporate purposes. Assuming no other change in our borrowing levels, we expect that the increase in our average interest rate resulting from the new senior notes replacing less expensive short-term borrowings will be approximately $300,000 in each of our remaining fiscal 2014 quarters compared to the prior year quarters. Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact our actual reported interest expense in future periods.

We reported income tax expense for the first quarter of fiscal 2014 of $9.0 million, an increase of $1.3 million, or 17.3%, compared to income tax expense of $7.7 million during the same period of fiscal 2013. Our fiscal 2014 first quarter effective income tax rate, after adjusting for a loss from noncontrolling interests that is not tax-effected because the entities involved are tax pass-through entities, was 40.2%, compared to our fiscal 2013 first quarter effective income tax rate of 41.9%. As a result of our receipt of a preliminary proposed tax audit adjustment from a state taxing authority during our fiscal 2013 first quarter, we increased our liability for unrecognized tax benefits during fiscal 2013 by over $300,000, unfavorably impacting our fiscal 2013 effective income tax rate. We successfully challenged this particular adjustment during our second quarter of fiscal 2013, so comparisons of our reported results for the upcoming fiscal 2014 second quarter to the second quarter of fiscal 2013 will be negatively impacted by a $300,000 favorable adjustment during the second quarter of fiscal 2013. We currently anticipate that our effective income tax rate for the remaining quarters of fiscal 2014 will remain close to our historical 40% average, excluding any changes in our liability for unrecognized tax benefits or potential changes in federal and state income tax rates. Our actual fiscal 2014 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

The operating results of two majority-owned hotels, The Skirvin Hilton and The Cornhusker, A Marriott Hotel, are included in the hotels and resorts division revenue and operating income and the after-tax net earnings or loss attributable to noncontrolling interests is deducted from or added to net earnings on the consolidated statement of earnings. We reported a net loss attributable to noncontrolling interests of $585,000 during the fiscal 2014 first quarter. This loss is primarily due to a true-up of a prior year allocation of earnings attributable to noncontrolling interests.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the first quarters of fiscal 2014 and 2013 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2014	F2013	Amt.	Pct.

Revenues	$69.1	$62.4	$6.7	10.8%
Operating income	16.9	13.3	3.6	27.4%
Operating margin (% of revenues)	24.5%	21.3%

Consistent with the seasonal nature of the motion picture exhibition industry, the first quarter is typically the strongest period of our fiscal year for our theatre division due to the traditionally strong summer movie season. Fiscal 2014 first quarter revenues, operating income and operating margin in our theatre division increased compared to the same period in the prior year due primarily to increased attendance as a result of a stronger film slate during this year’s first quarter. Fiscal 2014 first quarter operating income was a new fiscal first quarter record for our theatre division.

The following table breaks down the components of revenues for the theatre division for the first quarters of fiscal 2014 and 2013 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2014	F2013	Amt.	Pct.

Box office receipts	$42.1	$38.5	$3.6	9.4%
Concession revenues	23.7	21.0	2.7	12.9%
Other revenues	3.3	2.9	0.4	14.9%
Total revenues	$69.1	$62.4	$6.7	10.8%

The increase in our box office receipts for the first quarter of fiscal 2014 compared to the same period last year was due primarily to an increase in comparable theatre attendance. Our average ticket price increased 2.2% during the fiscal 2014 first quarter compared to the same period last year. The increase in our average ticket price contributed approximately $900,000, or approximately 25%, of the increase in our box office receipts during our fiscal 2014 first quarter compared to the first quarter of fiscal 2013 and was attributable primarily to small increases in ticket prices. Although four of our top five films were available in 3D, our overall box office revenues from 3D presentations were actually down slightly during the fiscal 2014 first quarter compared to the prior year quarter, so 3D, with its corresponding premium price, did not have a disproportionate impact on our average admission price during the fiscal 2014 first quarter compared to the prior year quarter.

Our fiscal 2014 first quarter concession revenues increased compared to the same period last year as a result of increased attendance at comparable theatres and a 5.6% increase in our average concession revenues per person compared to our fiscal 2013 first quarter. The increase in our average concession revenues per person at comparable theatres contributed approximately $1.2 million, or 44%, of the increase in our concession revenues during our fiscal 2014 first quarter compared to the same period last year. Selected price increases and a change in concession product mix, including increased sales of higher priced non-traditional food and beverage items, were the primary reasons for our increased average concession sales per person during our fiscal 2014 first quarter compared to the same period last year. The fact that our top two films during the fiscal 2014 first quarter were animated family movies also likely contributed to our increase in concession sales per person, as these types of films typically result in stronger concession sales compared to more adult-oriented films. Other revenues increased during our fiscal 2014 first quarter compared to the same period last year due primarily to an increase in marketing and advertising income.

Comparable theatre attendance increased 7.9% during the first quarter of fiscal 2014 compared to the same period last year. June was our strongest month during the summer, but our results were strong throughout the current-year quarter, as we experienced increased box office results in 10 of the 13 weeks during our fiscal 2014 first quarter compared to the same weeks in the prior year. Our highest grossing films during the fiscal 2014 first quarter included Despicable Me 2 (3D), Monsters University (3D), Man of Steel (3D), The Heat and World War Z (3D). The film slate during the first quarter of last year included the outstanding performance of the final installment of the Dark Knight film franchise, but the overall depth of the film product was not as strong. This is evidenced by the fact that our top five and 15 films during our fiscal 2014 first quarter accounted for 39% and 69%, respectively, of our total box office results compared to 44% and 76%, respectively, for the top five and 15 films during the first quarter of last year, both expressed as a percentage of the total box office receipts for the period. This is an indication that the next tier of films (nos. 16 and higher) during the fiscal 2014 first quarter performed significantly better than the next tier of films during the same period last year.

September is typically the slowest month of the year for our theatre division. Film product for the second quarter of fiscal 2014 has thus far produced box office results slightly higher than the same period last year due to the strong performance of films such as Insidious Chapter 2, Cloudy with a Chance of Meatballs 2 (3D) and Gravity (3D). Films scheduled to be released this fall and during the upcoming Thanksgiving holiday period that may generate substantial box office interest include: Captain Phillips, The Counselor, Ender’s Game, Thor: The Dark World (3D) and The Wolf of Wall Street. Our fiscal 2014 second quarter concludes with the opening of The Hunger Games: Catching Fire, the second installment of this popular series. We reported record operating results during our second quarter last year, so we expect that comparisons to last year’s results will be difficult. The highest grossing films released during the second quarter last year included The Twilight Saga: Breaking Dawn – Part 2, Skyfall, Wreck-It Ralph (3D), Taken 2 and Hotel Transylvania (3D). Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We ended the first quarter of fiscal 2014 with a total of 674 company-owned screens in 53 theatres and 11 managed screens in two theatres compared to 684 company-owned screens in 54 theatres and 11 managed screens in two theatres at the end of the same period last year. We closed one eight screen theatre in Milwaukee, Wisconsin during fiscal 2013. We also closed two individual screens at separate theatres during fiscal 2013 in conjunction with the construction of a new Take Five Lounge and UltraScreen® at the respective theatres. We opened our fifth Take Five Lounge, which also serves Zaffiro’s pizza, at our remodeled Point Cinema in Madison, Wisconsin during our fiscal 2014 first quarter. In addition, we renamed the former 20 Grand Cinema the Majestic Cinema of Omaha following an extensive renovation that included the addition of our sixth Take Five Lounge, a Zaffiro’s Express and premium seating in all auditoriums. The initial guest response to these new features has been outstanding. Construction also continues on our 15th premium large-screen UltraScreen auditorium in Gurnee, Illinois. The new auditorium, featuring a 70-foot wide screen and the latest immersive sound technology, is scheduled to open in November 2013. We also expect to add our all-new DreamLounger™ premium seating concept to three additional theatres in time for the busy 2013 holiday season. Late in our fiscal 2013 first quarter, we opened our third Zaffiro’s Pizzeria and Bar at our theatre in New Berlin, Wisconsin.

We recently launched our new Theatre Entertainment Network, offering weekday alternate programming at 29 theatres across our chain. The special programming includes classic movies, live performances, comedy shows and children’s performances. We believe this type of programming is more impactful when presented on the big screen and provides an opportunity to expand our audience base beyond traditional moviegoers.

During our fiscal 2014 first quarter, Rolando B. Rodriguez joined us as the new president and chief executive officer of Marcus Theatres and executive vice president of The Marcus Corporation. Rolando comes to us with extensive experience in the motion picture industry. For the past two years, he served as CEO, president and a board member of Rave Cinemas, which had been the fifth largest theatre circuit in the U.S. until its sale in May 2013. He also served AMC Theatres, the world’s second-largest motion picture exhibitor, for 30 years in various positions and spent five years with Wal-Mart as well. He currently serves on the executive board of the National Association of Theatre Owners (NATO) and has won numerous awards in the industry. We believe that Rolando’s proven leadership experience and strong roots in the motion picture exhibition industry make him extremely qualified to build on our theatre division’s long history of success. Rolando succeeds Bruce J. Olson, who retired in September after a 39-year career with us.

Hotels and Resorts

The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the first quarters of fiscal 2014 and 2013 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2014	F2013	Amt.	Pct.

Revenues	$59.8	$55.4	$4.4	7.9%
Operating income	10.9	10.2	0.7	6.5%
Operating margin (% of revenues)	18.2%	18.5%

Our first quarter is historically the strongest quarter of our fiscal year for our hotels and resorts division due to increased travel during the summer months at our predominantly Midwestern properties. Division revenues and operating income increased during our fiscal 2014 first quarter compared to the prior year first quarter due to both increased occupancy percentage and average daily room rate. Division revenues were also favorably impacted by the addition of a new hotel, The Cornhusker, A Marriott Hotel, during last year’s second quarter. Conversely, division operating income was negatively impacted by a small operating loss at The Cornhusker, which we believe was attributable to the significant disruption caused by a major renovation currently underway at this hotel.

The following table sets forth certain operating statistics for the first quarters of fiscal 2014 and 2013, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	First Quarter(1)
			Variance
	F2014	F2013	Amt.	Pct.

Occupancy percentage	86.0%	84.9%	1.1 pts	1.3%
ADR	$155.39	$150.72	$4.67	3.1%
RevPAR	$133.68	$127.95	$5.73	4.5%

(1)	These operating statistics represent averages of our eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at seven of our eight company-owned properties during the first quarter of fiscal 2014 compared to the same period last year, with the only decrease resulting from a difficult group room comparison to the prior year quarter at one of our Milwaukee hotels. An increase in room supply in Milwaukee during the past year may have had a small impact on our results in that important market of ours (three hotels), as our RevPAR increases in this market were less than our overall average. As a result, our RevPAR increase was slightly lower than comparable industry results during the first quarter of fiscal 2014. According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2014 first quarter results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 5.5% during our fiscal 2014 first quarter compared to our fiscal 2013 first quarter, greater than the increase of 4.5% we experienced.

The lodging industry continued to recover at a steady pace during the quarter after several very difficult years. In order to better understand our fiscal 2014 first quarter results compared to pre-recessionary levels, the following table compares our fiscal 2014 first quarter operating statistics to our fiscal 2008 first quarter operating statistics for the same eight company-owned properties:

	First Quarter
			Variance
	F2014	F2008	Amt.	Pct.

Occupancy percentage	86.0%	78.5%	7.5 pts	9.6%
ADR	$155.39	$158.45	$(3.06)	-1.9%
RevPAR	$133.68	$124.45	$9.23	7.4%

As indicated by the tables above, fiscal 2014 first quarter occupancy rates again showed improvement over the same period during the prior year and, in fact, continued to be at record levels for this division, significantly higher than they were prior to the recession-driven downturn in the hotel industry. However, one of the biggest challenges facing our hotels and resorts division, and the industry as a whole, has been the overall decline in ADR compared to pre-recession levels, as highlighted in the above comparisons to fiscal 2008. As the comparison to fiscal 2008 indicates, our fiscal 2014 first quarter RevPAR exceeded pre-recession levels (not adjusted for inflation), but our increase in occupancy percentage was partially offset by the fact that ADR remains below fiscal 2008 levels. However, recent trends in ADR continue to be positive, and we were pleased to report our 11th straight quarter of year-over-year ADR increases during our fiscal 2014 first quarter.

Leisure travel remains strong, but that is one of the reasons why there continues to be rate pressure, as that customer tends to be very loyal to online travel agencies. While we have been selective in choosing the online portals to which we grant access to our inventory, such portals are part of the booking landscape today and our goal is to use them in the most efficient way possible. Non-group business travel was also strong and steady during our fiscal 2014 first quarter. Non-group travelers are increasingly looking for package deals, whether it is with parking, breakfast or access to club rooms like the ones we recently added to our Pfister Hotel and Grand Geneva Resort and Spa. Group business was steady as well, not slowing down but no significant increases either. The challenge with group business continues to be a tendency towards smaller, shorter meetings, often booked and executed within a window as short as 90 days. Groups have also tended to contract for less food and beverage during their stay compared to what we typically experienced prior to the recent recession.

This change in our RevPAR mix has had the effect of limiting our ability to rapidly increase our operating margins during the ongoing U.S. economic recovery. Approximately 37% of the revenue increases that we experienced during the first quarter of fiscal 2014 flowed through to our operating income (after adjusting for the impact of The Cornhusker described above and certain legal costs incurred during the prior year quarter related to our Las Vegas property), compared to a 50% flow through that we would target during a higher ADR environment. Operating costs traditionally increase as occupancy increases, which usually negatively impacts our operating margins until we begin to also achieve corresponding improvements in our ADR.

Notwithstanding that dynamic, seven of our eight comparable company-owned properties reported increases in ADR during the fiscal 2014 first quarter compared to the same period last year, and the gap between our current ADR and our pre-recession ADR was the smallest it has been since the recession. We hope that the recent increases we have experienced in our ADR will continue, but in order to realize ADRs at or above pre-recession levels, we believe we will need to continue to regain the ability to increase prices for our business and group travelers and continue a customer mix shift away from lower priced customer segments (such as those using alternate internet booking channels).

Whether the current positive trends continue depends in large part on the economic environment in which we operate, as hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product. We generally expect our favorable revenue trends to continue in future periods and to generally track the overall industry trends. Group business already booked for our upcoming fiscal 2014 second quarter is solid, and with continued strength from the non-group and leisure segments, we expect another quarter of improved operating results in this division. We also expect that comparisons to last year during the third and fourth quarters of fiscal 2014 will benefit from the fact that last year’s operating results were negatively impacted by the settlement of the Las Vegas legal matters and the start-up operating losses from The Cornhusker.

We continue to monitor our important Milwaukee market very closely, as this market has experienced a recent increase in room supply. Three new hotels have opened in this market within the past year, including two during our fiscal 2014 first quarter. It is too early to quantify any specific impact of this new supply, particularly during our busy summer season in Milwaukee, but without additional demand, it is likely that our Milwaukee hotels will be negatively impacted to some degree by the new supply in the coming years. We have initiated aggressive marketing and operating strategies to try to maintain our market share under these challenging conditions. In general, there has been minimal lodging room supply growth on a national basis, a trend we expect may continue at least in the near-term.

We recently opened our second Miller Time Pub & Grill restaurant as part of the multi-million dollar renovation currently underway at The Cornhusker. The concept, which was initially developed at the Hilton Milwaukee, has a comfortable, relaxing atmosphere with a focus on pairing great beer with great food. The new restaurant has been well received by guests and locals alike. The new restaurant is the first of many new features and amenities that we have planned for The Cornhusker, which is the only full-service hotel in downtown Lincoln, Nebraska. The extensive renovation of this landmark property is well underway, with the majority of the hotel’s 297 guest rooms now completed.

We have a number of additional potential growth opportunities that we are currently pursuing. The timing and nature of the opportunities may vary and include pure management contracts, management contracts with equity and joint venture investments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $175 million of unused credit lines as of the end of our fiscal 2014 first quarter, should be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2014.

On August 14, 2013, we closed on the issuance and sale of $50 million of our 4.02% senior notes due August 14, 2025 in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. We used the net proceeds from the notes to reduce existing borrowings under our revolving credit facility and for general corporate purposes. The notes are described in detail in our fiscal 2013 Annual Report on Form 10-K and in Note 2 of the Condensed Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Current maturities of long-term debt on our balance sheet as of August 29, 2013 included a $21.1 million mortgage related to our downtown Chicago hotel which matures in June 2014. We currently expect to refinance this debt agreement during fiscal 2014, at which time these borrowings would be reclassified as long-term debt.

Financial Condition

Net cash provided by operating activities increased by $6.6 million during the first quarter of fiscal 2014 to $21.7 million, compared to $15.1 million during the first quarter of the prior year. The increase was due primarily to increased net earnings and the favorable timing in the payment of accrued compensation, income taxes and deferred compensation and other.

Net cash used in investing activities during the fiscal 2014 first quarter totaled $7.9 million, compared to $5.6 million during the fiscal 2013 first quarter. The increase in net cash used in investing activities was the result of increased capital expenditures, partially offset by a decrease in restricted cash. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $8.7 million during the first quarter of fiscal 2014 compared to $5.3 million during the first quarter of the prior year. We did not incur any acquisition-related capital expenditures or capital expenditures related to developing new theatres or hotels during the fiscal 2014 and 2013 reported periods.

Fiscal 2014 first quarter capital expenditures included approximately $4.8 million incurred in our theatre division, including costs associated with the renovation of a theatre in Omaha, Nebraska, the addition of a Take Five Lounge at theatres in Omaha and Madison, Wisconsin, and the construction of an UltraScreen in Gurnee, Illinois. We also incurred capital expenditures in our hotel division during the first quarter of fiscal 2014 of approximately $3.9 million, including costs associated with the ongoing renovation of The Cornhusker. Fiscal 2013 first quarter capital expenditures included approximately $3.6 million incurred in our theatre division, including costs associated with the completion of our newest Zaffiro’s Pizzeria & Bar and UltraScreen at two theatres, as well as another theatre renovation.

Net cash used in financing activities during the first quarter of fiscal 2014 totaled $11.8 million compared to $7.9 million during the first quarter of fiscal 2013. We used excess cash during both periods to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, we added $64.5 million of new debt (including the $50 million senior notes described above) and we made $72.4 million of principal payments on long-term debt during our fiscal 2014 first quarter (net reduction in long-term debt of $7.9 million) compared to $32.0 million of new debt added and $37.2 million of principal payments made during our fiscal 2013 first quarter (net reduction in long-term debt of $5.2 million), accounting for the majority of the increase in net cash used in financing activities. Our debt-to-capitalization ratio was 0.42 at August 29, 2013 compared to 0.44 at our fiscal 2013 year-end.

We repurchased approximately 48,000 shares of our common stock for approximately $600,000 during the first quarter of fiscal 2014 in conjunction with the exercise of stock options and the purchase of shares in the open market, compared to approximately 97,000 shares repurchased for approximately $1.26 million during the first quarter of fiscal 2013. As of August 29, 2013, approximately 3.6 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. We expect that any future repurchases will be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions. We also resumed our regular quarterly dividend payment during the first quarter of fiscal 2014 after accelerating to December 2012 the payment of the quarterly dividends that would have normally been paid during the third and fourth quarters of fiscal 2013. During the first quarter of fiscal 2014, we made distributions to noncontrolling interests of $1.1 million.

We previously indicated that we expected our full-year fiscal 2014 capital expenditures, including potential purchases of interests in joint ventures (but excluding any significant unidentified acquisitions), to be in the $60-$90 million range. We are still finalizing the scope and timing of the various projects requested by our two divisions, but at this time, we are not adjusting this estimate. Some of these projects could carry over to the next fiscal year, and if that occurred, it would be less likely that we would incur capital expenditures in the current year at the top end of that range. The actual timing and extent of the implementation of all of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.

We also continue to pursue an opportunity to be the developer of a previously-described mixed use retail development known as The Corners of Brookfield. During the first quarter of fiscal 2014, we continued to make progress on our negotiations with the local government as we seek financial support for certain infrastructure costs related to this project. We also made progress in our continuing negotiations with our potential equity partners and a preliminary joint venture structure that would include a minority interest for us is beginning to take form. The project also needs a sufficient number of leases to satisfy financing requirements and we believe that we made progress on this matter during the first quarter of fiscal 2014. The actual timing and extent of any additional expenditures for this project may change, depending upon the satisfactory and timely completion of the items noted above. If the project proceeds as currently planned, we believe construction may begin in Spring 2014, which would allow the entire project to possibly open in Fall 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have not experienced any material changes in our market risk exposures since May 30, 2013.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 30, 2013. No material change to such risk factors has occurred during the 13 weeks ended August 29, 2013.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
May 31 – June 27	18,413	$12.14	18,413	3,586,457
June 28 – July 25	-	-	-	3,586,457
July 26 – August 29	29,835	12.51	29,835	3,556,622
Total	48,248	$12.37	48,248	3,556,622

(1)	Through August 29, 2013, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of August 29, 2013, we had repurchased approximately 8.1 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

4.1	Note Purchase Agreement, dated as of June 27, 2013, by and among The Marcus Corporation and the several purchasers listed in Schedule A attached thereto. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 27, 2013.]

10.1	The Marcus Corporation Retirement Income and Supplemental Retirement Plan, as amended and restated.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from The Marcus Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 29, 2013 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: October 8, 2013	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: October 8, 2013	By:	/s/ Douglas A. Neis
Douglas A. Neis
Chief Financial Officer and Treasurer

S-1