Form 10-Q
period 2013-11-28
MARCUS CORP
filed 2014-01-07
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2013

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

COMMON STOCK OUTSTANDING AT DECEMBER 31, 2013 – 18,311,620
CLASS B COMMON STOCK OUTSTANDING AT DECEMBER 31, 2013 – 8,753,227

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION
Consolidated Balance Sheets

(in thousands, except share and per share data)	November 28, 2013	May 30, 2013

ASSETS
Current assets:
Cash and cash equivalents	$12,530	$10,158
Restricted cash	7,463	7,895
Accounts and notes receivable, net of reserves of $1,432 and $1,324, respectively	10,311	8,568
Refundable income taxes	–	255
Deferred income taxes	2,912	2,877
Other current assets	6,594	6,384
Total current assets	39,810	36,137

Property and equipment:
Land and improvements	95,059	95,295
Buildings and improvements	583,916	575,166
Leasehold improvements	61,847	61,726
Furniture, fixtures and equipment	254,483	250,203
Construction in progress	14,379	11,414
Total property and equipment	1,009,684	993,804
Less accumulated depreciation and amortization	384,325	368,047
Net property and equipment	625,359	625,757

Other assets:
Investments in joint ventures	2,706	2,713
Goodwill	43,928	43,997
Condominium units	3,508	3,508
Other	35,083	34,584
Total other assets	85,225	84,802

TOTAL ASSETS	$750,394	$746,696

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets

(in thousands, except share and per share data)	November 28, 2013	May 30, 2013

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,763	$25,330
Income taxes	2,680	–
Taxes other than income taxes	15,679	14,000
Accrued compensation	11,075	10,940
Other accrued liabilities	27,219	25,183
Current portion of capital lease obligation	4,712	4,562
Current maturities of long-term debt	32,902	11,193
Total current liabilities	116,030	91,208

Capital lease obligation	25,860	28,241

Long-term debt	201,714	231,580

Deferred income taxes	42,534	43,516

Deferred compensation and other	35,924	35,455

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	–	–
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,432,474 shares at November 28, 2013 and May 30, 2013	22,433	22,433
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,757,039 shares at November 28, 2013 and May 30, 2013	8,757	8,757
Capital in excess of par	52,856	51,979
Retained earnings	290,746	278,536
Accumulated other comprehensive loss	(3,825)	(3,828)
	370,967	357,877
Less cost of Common Stock in treasury (4,118,890 shares at November 28, 2013 and 4,117,217 shares at May 30, 2013)	(51,222)	(51,175)
Total shareholders' equity attributable to The Marcus Corporation	319,745	306,702
Noncontrolling interests	8,587	9,994
Total equity	328,332	316,696

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$750,394	$746,696

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings

(in thousands, except per share data)	November 28, 2013		November 29, 2012
	13 Weeks	26 Weeks	13 Weeks	26 Weeks
Revenues:
Theatre admissions	$27,973	$70,082	$30,660	$69,138
Rooms	28,548	61,118	26,580	56,544
Theatre concessions	15,876	39,565	16,542	37,521
Food and beverage	15,546	31,076	14,890	29,659
Other revenues	12,645	27,779	11,961	25,710
Total revenues	100,588	229,620	100,633	218,572

Costs and expenses:
Theatre operations	25,461	60,084	25,698	58,264
Rooms	10,160	20,852	9,290	19,147
Theatre concessions	4,768	10,906	4,403	9,960
Food and beverage	11,491	23,037	10,556	21,285
Advertising and marketing	6,529	13,413	6,102	12,507
Administrative	11,126	23,370	12,301	23,063
Depreciation and amortization	8,457	16,784	8,586	16,899
Rent	2,115	4,240	2,118	4,231
Property taxes	3,752	7,174	3,520	7,155
Other operating expenses	7,919	16,603	7,925	15,472
Impairment charge	–	–	417	417
Total costs and expenses	91,778	196,463	90,916	188,400

Operating income	8,810	33,157	9,717	30,172

Other income (expense):
Investment income	17	20	19	43
Interest expense	(2,584)	(4,978)	(2,317)	(4,391)
Gain (loss) on disposition of property, equipment and other assets	(789)	(772)	4	26
Equity earnings (losses) from unconsolidated joint ventures, net	54	(29)	17	(23)
	(3,302)	(5,759)	(2,277)	(4,345)

Earnings before income taxes	5,508	27,398	7,440	25,827
Income taxes	2,026	11,070	2,653	10,361
Net earnings	3,482	16,328	4,787	15,466
Net earnings (loss) attributable to noncontrolling interests	237	(348)	63	63
Net earnings attributable to The Marcus Corporation	$3,245	$16,676	$4,724	$15,403

Net earnings per share – basic:
Common Stock	$0.12	$0.64	$0.17	$0.56
Class B Common Stock	$0.11	$0.58	$0.16	$0.52

Net earnings per share – diluted:
Common Stock	$0.12	$0.62	$0.17	$0.54
Class B Common Stock	$0.11	$0.58	$0.16	$0.52

Dividends per share:
Common Stock	$0.085	$0.170	$0.085	$0.170
Class B Common Stock	$0.077	$0.155	$0.077	$0.155

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Comprehensive Income

(in thousands)	November 28, 2013		November 29, 2012
	13 Weeks	26 Weeks	13 Weeks	26 Weeks

Net earnings	$3,482	$16,328	$4,787	$15,466

Other comprehensive income (loss), net of tax:
Change in unrealized loss on available for sale investments, net of tax benefit of $0, $1, $0 and $0, respectively	–	(1)	–	–
Amortization of loss on swap agreement, net of tax effect of $0, $0, $11, and $23, respectively	–	–	17	34
Change in fair value of interest rate swap, net of tax (benefit) effect of $(174), $1, $0 and $0, respectively	(264)	4	–	–

Other comprehensive income (loss)	(264)	3	17	34

Comprehensive income	3,218	16,331	4,804	15,500

Comprehensive income (loss) attributable to noncontrolling interests	237	(348)	63	63

Comprehensive income attributable to The Marcus Corporation	$2,981	$16,679	$4,741	$15,437

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows
	26 Weeks Ended
(in thousands)	November 28, 2013	November 29, 2012

OPERATING ACTIVITIES:
Net earnings	$16,328	$15,466
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on investments in joint ventures	29	23
Distribution from joint venture	–	120
(Gain) loss on disposition of property, equipment and other assets	772	(26)
Impairment charge	–	417
Amortization of loss on swap agreement	–	57
Amortization of favorable lease right	167	167
Depreciation and amortization	16,784	16,899
Stock compensation expense	1,036	947
Deferred income taxes	(949)	(2,022)
Deferred compensation and other	469	(1,190)
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,734)	(1,314)
Other current assets	136	(292)
Accounts payable	(2,064)	3,159
Income taxes	3,020	4,764
Taxes other than income taxes	1,679	1,641
Accrued compensation	135	(2,426)
Other accrued liabilities	2,036	(1)
Total adjustments	21,516	20,923
Net cash provided by operating activities	37,844	36,389

INVESTING ACTIVITIES:
Capital expenditures	(20,954)	(10,538)
Proceeds from disposals of property, equipment and other assets	876	57
Decrease (increase) in restricted cash	432	(1,607)
Increase in other assets	(640)	(667)
Purchase of interest in joint venture	–	(444)
Contribution to joint venture	(706)	–
Cash advanced to joint venture	(231)	(30)
Net cash used in investing activities	(21,223)	(13,229)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from issuance of long-term debt	71,000	74,000
Principal payments on long-term debt	(79,157)	(70,407)
Debt issuance costs	(276)	–
Equity transactions:
Treasury stock transactions, except for stock options	(1,035)	(19,248)
Exercise of stock options	744	892
Dividends paid	(4,466)	(4,688)
Distributions to noncontrolling interest	(1,059)	–
Net cash used in financing activities	(14,249)	(19,451)

Net increase in cash and cash equivalents	2,372	3,709
Cash and cash equivalents at beginning of period	10,158	6,020
Cash and cash equivalents at end of period	$12,530	$9,729

Supplemental Information:
Interest paid, net of amounts capitalized	$4,055	$4,172
Income taxes paid	$8,832	$8,123

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED NOVEMBER 28, 2013

1.             General

Accounting Policies – Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended May 30, 2013, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The unaudited consolidated financial statements for the 13 and 26 weeks ended November 28, 2013 and November 29, 2012 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at November 28, 2013, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 30, 2013.

Depreciation and Amortization – Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $8,332,000 and $16,539,000 for the 13 and 26 weeks ended November 28, 2013, respectively, and $8,533,000 and $16,792,000 for the 13 and 26 weeks ended November 29, 2012, respectively.

Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. For the purpose of determining fair value, defined as the amount at which an asset or group of assets could be bought or sold in a current transaction between willing parties, the Company utilizes currently available market valuations of similar assets in its respective industries, often expressed as a given multiple of operating cash flow. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of November 28, 2013 and November 29, 2012 and determined that there was no significant impact on the Company’s results of operations, other than an impairment charge recorded in the fiscal 2013 second quarter related to a theatre that closed in the fiscal 2013 second quarter. The Company determined that the fair value of this theatre, measured using Level 3 pricing inputs, was less than its carrying value, and recorded a $417,000 pre-tax impairment loss.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	Swap Agreements	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at May 30, 2013	$18	$(10)	$(3,836)	$(3,828)
Other comprehensive loss before reclassifications	(53)	(1)	-	(54)
Amounts reclassified from accumulated other comprehensive loss (1)	57	-	-	57
Net other comprehensive income (loss)	4	(1)	-	3
Balance at November 28, 2013	$22	$(11)	$(3,836)	$(3,825)

	Swap Agreements	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at May 31, 2012	$(58)	$(8)	$(4,073)	$(4,139)
Other comprehensive income (loss) before reclassifications	-	-	-	-
Amounts reclassified from accumulated other comprehensive loss (1)	34	-	-	34
Net other comprehensive income	34	-	-	34
Balance at November 29, 2012	$(24)	$(8)	$(4,073)	$(4,105)

(1) Amounts are included in interest expense in the consolidated statements of earnings.

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended November 28, 2013	13 Weeks Ended November 29, 2012	26 Weeks Ended November 28, 2013	26 Weeks Ended November 29, 2012
	(in thousands, except per share data)
Numerator:
Net earnings attributable to The Marcus Corporation	$3,245	$4,724	$16,676	$15,403
Denominator:
Denominator for basic EPS	27,059	28,139	27,065	28,530
Effect of dilutive employee stock options	71	9	43	19
Denominator for diluted EPS	27,130	28,148	27,108	28,549
Net earnings per share – basic:
Common Stock	$0.12	$0.17	$0.64	$0.56
Class B Common Stock	$0.11	$0.16	$0.58	$0.52
Net earnings per share – diluted:
Common Stock	$0.12	$0.17	$0.62	$0.54
Class B Common Stock	$0.11	$0.16	$0.58	$0.52

Equity – Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interests for the 26 weeks ended November 28, 2013 and November 29, 2012 was as follows:

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at May 30, 2013	$306,702	$9,994
Net earnings attributable to The Marcus Corporation	16,676	–
Net loss attributable to noncontrolling interests	–	(348)
Distributions to noncontrolling interests	–	(1,059)
Cash dividends	(4,466)	–
Exercise of stock options	744	–
Treasury stock transactions, except for stock options	(1,035)	–
Share-based compensation	1,036	–
Other	85	–
Other comprehensive income, net of tax	3	–
Balance at November 28, 2013	$319,745	$8,587

	Total Shareholders Equity
	Attributable to	Noncontrolling
	The Marcus Corporation	Interests
	(in thousands)
Balance at June 1, 2012	$343,789	$-
Net earnings attributable to The Marcus Corporation	15,403	-
Net earnings attributable to noncontrolling interests	-	63
Cash dividends	(4,688)	-
Exercise of stock options	892	-
Purchase of treasury stock	(19,397)	-
Reissuance of treasury stock	149
Share-based compensation	947	-
Other	-	213
Equity contribution	-	4,000
Other comprehensive income, net of tax	34	-
Balance at November 29, 2012	$337,129	$4,276

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At November 28, 2013 and May 30, 2013, the Company’s $70,000 and $71,000, respectively, of available for sale securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 – Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At November 28, 2013 and May 30, 2013, respectively, the $35,000 and $30,000 asset related to the Company’s interest rate swap contract was valued using Level 2 pricing inputs. At November 28, 2013, the Company’s investment in a hotel joint venture was valued using Level 2 pricing inputs, resulting in a loss on disposition of property, equipment and other assets of $750,000.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At November 28, 2013 and May 30, 2013, none of the Company’s fair value measurements were valued using Level 3 pricing inputs.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended November 28, 2013	13 Weeks Ended November 29, 2012	26 Weeks Ended November 28, 2013	26 Weeks Ended November 29, 2012
	(in thousands)
Service cost	$175	$178	$351	$356
Interest cost	294	275	587	550
Net amortization of prior service cost and actuarial loss	67	72	134	143
Net periodic pension cost	$536	$525	$1,072	$1,049

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

The Company entered into an interest rate swap agreement on February 28, 2013 covering $25,000,000 of floating rate debt, which expires January 22, 2018, and requires the Company to pay interest at a defined rate of 0.96% while receiving interest at a defined variable rate of one-month LIBOR (0.19% at November 28, 2013). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of November 28, 2013, the interest rate swap was considered effective. The increase (decrease) in fair value of the interest rate swap of $(438,000) ($(264,000) net of tax) and $5,000 ($4,000 net of tax) was included in other comprehensive loss for the 13 and 26 weeks ended November 28, 2013, respectively. The notional amount of the swap is $25,000,000 and the fair value of the swap was $35,000 and $30,000 as of November 28, 2013 and May 30, 2013, respectively, and is included in other (long-term assets). The Company does not expect the interest rate swap to have any material effect on earnings within the next 12 months.

On February 29, 2008, the Company entered into an interest rate swap agreement covering $25,000,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.49% while receiving interest at a defined variable rate of three-month LIBOR. The interest rate swap agreement was considered effective and qualified as a cash flow hedge. On March 19, 2008, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $567,000 ($338,000 net of tax). For the 13 and 26 weeks ended November 29, 2012, the Company reclassified $28,000 ($17,000 net of tax) and $57,000 ($34,000 net of tax), respectively, from accumulated other comprehensive loss to interest expense. The liability was fully amortized as of May 30, 2013.

3.     Capital Lease Obligation

During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of November 28, 2013, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in furniture, fixtures and equipment is $45,510,000 related to the digital systems as of November 28, 2013 and May 30, 2013. Accumulated amortization of the digital systems was $9,718,000 and $7,441,000 as of November 28, 2013 and May 30, 2013, respectively.

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

The Company’s capital lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company’s expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $4,712,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

4.     Income Taxes

The Company’s effective income tax rate, adjusted for earnings from noncontrolling interests, for the 13 and 26 weeks ended November 28, 2013 was 38.4% and 39.9%, respectively, and was 36.0% and 40.2% for the 13 and 26 weeks ended November 29, 2012, respectively. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in its income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners.

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

Following is a summary of business segment information for the 13 and 26 weeks ended November 28, 2013 and November 29, 2012 (in thousands):

13 Weeks Ended November 28, 2013	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$46,772	$53,704	$112	$100,588
Operating income (loss)	5,307	7,045	(3,542)	8,810
Depreciation and amortization	4,147	4,169	141	8,457

13 Weeks Ended November 29, 2012	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$50,013	$50,447	$173	$100,633
Operating income (loss)	8,720	4,819	(3,822)	9,717
Depreciation and amortization	4,278	4,180	128	8,586

26 Weeks Ended November 28, 2013	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$115,884	$113,514	$222	$229,620
Operating income (loss)	22,220	17,943	(7,006)	33,157
Depreciation and amortization	8,133	8,350	301	16,784

26 Weeks Ended November 29, 2012	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$112,365	$105,886	$321	$218,572
Operating income (loss)	21,998	15,052	(6,878)	30,172
Depreciation and amortization	8,488	8,156	255	16,899

THE MARCUS CORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division, as well as other industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (2) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, and preopening and start-up costs due to the capital intensive nature of our businesses; (3) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (4) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (5) the effects on our occupancy and room rates of the relative industry supply of available rooms at comparable lodging facilities in our markets; (6) the effects of competitive conditions in our markets; (7) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; and (8) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States or incidents such as the tragedy in a movie theatre in Colorado in July 2012. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the comparable second quarter and first half of fiscal 2014 and 2013 (in millions, except for per share and variance percentage data):

	Second Quarter				First Half
			Variance				Variance
	F2014	F2013	Amt.	Pct.	F2014	F2013	Amt.	Pct.
Revenues	$100.6	$100.6	$–	–%	$229.6	$218.6	$11.0	5.1%
Operating Income	8.8	9.7	(0.9)	9.3%	33.2	30.2	3.0	9.9%
Other income (expense)	(3.3)	(2.3)	(1.0)	-45.0%	(5.8)	(4.3)	(1.5)	-32.5%
Net earnings (loss) attributable to noncontrolling interests	0.2	0.1	0.1	276.2%	(0.3)	0.1	(0.4)	-652.4%
Net earnings attributable to The Marcus Corp.	$3.2	$4.7	$(1.5)	-31.3%	$16.7	$15.4	$1.3	8.3%

Net earnings per common share – diluted:	$0.12	$0.17	$(0.05)	-29.4%	$0.62	$0.54	$0.08	14.8%

Revenues, operating income (earnings before other income/expense and income taxes) and net earnings attributable to The Marcus Corporation decreased during the second quarter of fiscal 2014 compared to the same period last year due to decreased operating results from our theatre division, partially offset by record second quarter operating results from our hotels and resorts division. Improved operating results from both our theatre division and our hotels and resorts division contributed to our improved performance during the first half of fiscal 2014 compared to the first half of fiscal 2013. Operating results from our theatre division were negatively impacted by decreased attendance due to a weaker slate of movies during the fiscal 2014 second quarter compared to the same period last year, partially offsetting significantly increased operating results in the first quarter of fiscal 2014. Operating results from our hotels and resorts division were favorably impacted by higher average daily room rates during the fiscal 2014 periods compared to the same periods last year. An increase in our interest expense during the fiscal 2014 periods and a loss on disposition of property, equipment and other assets during our fiscal 2014 second quarter negatively impacted our operating results during the fiscal 2014 periods.

Our interest expense totaled $2.6 million and $5.0 million for the second quarter and first half of fiscal 2014, respectively, compared to $2.3 million and $4.4 million, respectively, during the same periods last year, an increase of approximately $300,000, or 11.5%, and $600,000, or 13.4%, respectively. The increase in interest expense during the fiscal 2014 periods was due in part to increased borrowings during the periods compared to the same periods during fiscal 2013. Our borrowings increased due to an assumption of a mortgage related to our acquisition of The Cornhusker, A Marriott Hotel, in Lincoln, Nebraska during the second quarter last year, as well as new borrowings incurred during our third quarter last year in order to fund the payment of a special dividend. Our borrowing levels typically increase later in our fiscal year as our operating cash flows decline and our capital expenditures increase during our slower operating months.

Our interest expense also increased during our fiscal 2014 second quarter compared to the prior year quarter due to the fact that, late in our fiscal 2014 first quarter, we closed on our previously-disclosed issuance of $50 million of unsecured senior notes privately placed with several purchasers. We used the proceeds from the notes, which bear interest at 4.02% and mature in 2025, to reduce borrowings under our revolving credit facility and for general corporate purposes. Assuming no other change in our borrowing levels, we expect that the increase in our interest expense resulting from the new senior notes, which replace short-term borrowings with a lower interest rate, will be approximately $300,000 in each of our remaining fiscal 2014 quarters compared to the prior year quarters. Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact our actual reported interest expense in future periods.

We reported a loss on disposition of property, equipment and other assets of $789,000 during the second quarter of fiscal 2014. Approximately $750,000 of this loss was related to our recent sale of our 15% joint venture ownership interest in the Columbus Westin hotel in Columbus, Ohio to the majority partner in that venture. Pursuant to the sale arrangement, we also ceased providing management services for this hotel in December 2013. The timing of periodic sales or disposals of our property, equipment and other assets varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of such assets.

We did not have any significant variations in investment income or net equity earnings or losses from unconsolidated joint ventures during the second quarter and first half of fiscal 2014 compared to the same periods last year.

We reported income tax expense for the second quarter and first half of fiscal 2014 of $2.0 million and $11.1 million, respectively, compared to $2.7 million and $10.4 million, respectively, during the same periods of fiscal 2013. Our fiscal 2014 first half effective income tax rate, after adjusting for a loss from noncontrolling interests that is not tax-effected because the entities involved are tax pass-through entities, was 39.9%, compared to our fiscal 2013 first half effective income tax rate of 40.2%. We currently anticipate that our effective income tax rate for the remaining quarters of fiscal 2014 will remain close to our historical 40% average, excluding any changes in our liability for unrecognized tax benefits or potential changes in federal and state income tax rates. Our actual fiscal 2014 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

We include the operating results of two majority-owned hotels, The Skirvin Hilton and The Cornhusker, A Marriott Hotel, in the hotels and resorts division revenue and operating income, and we add or deduct the after-tax net earnings or loss attributable to noncontrolling interests to or from net earnings on the consolidated statement of earnings. We reported net earnings attributable to noncontrolling interests of $237,000 and $63,000, respectively, during the second quarter of fiscal 2014 and 2013. We reported a net loss attributable to noncontrolling interests of $348,000 during the first half of fiscal 2014 due primarily to an approximately $500,000 true-up of a prior year allocation of earnings attributable to noncontrolling interests.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the second quarter and first half of fiscal 2014 and 2013 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2014	F2013	Amt.	Pct.	F2014	F2013	Amt.	Pct.
Revenues	$46.8	$50.0	$(3.2)	-6.5%	$115.9	$112.4	$3.5	3.1%
Operating income	5.3	8.7	(3.4)	-39.1%	22.2	22.0	0.2	1.0%
Operating margin (% of revenues)	11.3%	17.4%			19.2%	19.6%

Consistent with the seasonal nature of the motion picture exhibition industry, the second quarter of our fiscal year is typically the slowest period for our theatre division. Our theatre division revenues and operating income decreased during the fiscal 2014 second quarter compared to prior year’s same period due primarily to a decrease in attendance. Our theatre division revenues and operating income increased during the fiscal 2014 first half compared to prior year’s same period due primarily to an overall increase in attendance, due to very strong fiscal 2014 first quarter operating results. Both fiscal 2014 periods benefitted from an increase in our average concession sales per person. Our fiscal 2014 second quarter operating income and operating margin were negatively impacted by the fact that several theatres had auditoriums closed during the period as they were being renovated. We also incurred unusually high advertising and marketing costs during the fiscal 2014 second quarter related to a new “$5 Tuesday” pricing promotion that we introduced during the quarter. Our fiscal 2013 second quarter and first half operating income and operating margin were negatively impacted by the fact that we recognized an approximately $400,000 impairment charge related to our closing of an eight-screen theatre in Milwaukee, Wisconsin.

The following table sets forth a breakdown of the components of revenues for the theatre division for the second quarter and first half of fiscal 2014 and 2013 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2014	F2013	Amt.	Pct.	F2014	F2013	Amt.	Pct.
Box office receipts	$28.0	$30.6	$(2.6)	-8.7%	$70.1	$69.1	$1.0	1.4%
Concession revenues	15.9	16.5	(0.6)	-4.0%	39.6	37.5	2.1	5.4%
Other revenues	2.9	2.9	-	-%	6.2	5.8	0.4	9.3%
Total revenues	$46.8	$50.0	$(3.2)	-6.5%	$115.9	$112.4	$3.5	3.1%

The decrease in our box office receipts for the second quarter of fiscal 2014 compared to the same period last year was due primarily to a decrease in comparable theatre attendance. Our average ticket price also decreased 1.2% during the fiscal 2014 second quarter compared to the same period last year. The decrease in our average ticket price contributed approximately $340,000, or approximately 14%, of the decrease in our box office receipts during our fiscal 2014 second quarter compared to the second quarter of fiscal 2013 and was attributable primarily to the introduction of a new “$5 Tuesday” pricing promotion for all movies. We rolled out the new promotion, which we coupled with a free 44-oz popcorn for a temporary time period, to our entire circuit in mid-November after a successful test in several markets this fall. The goal of the pricing strategy is to increase overall attendance by reaching mid-week value customers who may have reduced their movie-going frequency or stopped going to the movies because of price. Coupled with an aggressive local marketing campaign, we have seen our Tuesday attendance increase dramatically since the introduction of the new promotion. We believe this promotion has created another “weekend” day for us, without adversely impacting the movie-going habits of our regular weekend customers.

The increase in our box office receipts for the first half of fiscal 2014 compared to the same period last year was due primarily to an increase in comparable theatre attendance. Our average ticket price also increased 0.8% during the first half of fiscal 2014 compared to the same period last year. The increase in our average ticket price contributed approximately $565,000, or approximately 39%, of the increase in our box office receipts during the first half of fiscal 2014 compared to the first half of fiscal 2013.

Our fiscal 2014 second quarter concession revenues decreased compared to the same period last year as a result of decreased attendance at comparable theatres, partially offset by a 3.9% increase in our average concession revenues per person compared to our fiscal 2013 second quarter. The increase in our average concession revenues per person at comparable theatres contributed approximately $604,000 to our concession revenues during our fiscal 2014 second quarter compared to the same period last year. Our fiscal 2014 first half concession revenues increased compared to the same period last year due to an increase in theatre attendance and a 4.8% increase in our average concession revenues per person compared to the prior year same period. The increase in our average concession revenues per person contributed approximately $1.8 million, or approximately 78%, of the increase in our concession revenues during the first half of fiscal 2014 compared to the same period last year. Selected price increases and a change in concession product mix, including increased sales of higher priced non-traditional food and beverage items, were the primary reasons for our increased average concession sales per person during the fiscal 2014 periods. Other revenues remained the same during our fiscal 2014 second quarter compared to the same period last year and increased during the first half of fiscal 2014 compared to the same period last year due primarily to an increase in marketing and advertising income.

Comparable theatre attendance decreased 7.1% during the second quarter of fiscal 2014 compared to the same period last year. September movies outperformed the prior year, but a weaker slate of movies resulted in seven straight weeks of decreased box office results in October and November until the last week of the quarter when the latest installment of The Hunger Games films was released. In addition, our fiscal 2013 second quarter included the week after Thanksgiving, which includes a traditionally strong holiday weekend, favorably impacting last year’s reported results. This year, the week after Thanksgiving will be included in our third quarter. Our highest grossing films during the second quarter of fiscal 2014 included The Hunger Games: Catching Fire, Gravity (3D), Thor: The Dark World (3D), Cloudy with a Chance of Meatballs 2 (3D) and Captain Phillips. The film slate during the second quarter of last year included the outstanding performance of the final installment of the Twilight film franchise, and the overall depth of the film product was very strong, contributing to our record second quarter results last year. The quantity of top performing films also decreased during the second quarter of fiscal 2014, as only seven movies produced box office receipts of over $1.0 million for our circuit during our fiscal 2014 second quarter, compared to nine films that reached that milestone during the same period last year. Notwithstanding the decrease in the number of top performing films in the second quarter of fiscal 2014, comparable theatre attendance increased 1.3% during the first half of fiscal 2014 compared to the same period last year and was primarily attributable to a very strong slate of films during our fiscal 2014 first quarter.

Box office performance during the early weeks of our fiscal 2014 third quarter, including the important holiday period, have thus far exceeded the box office performance from the comparable weeks last year due to the inclusion of the Thanksgiving weekend and a good slate of movies. Top performing holiday films this year include November holdovers Frozen (3D) and the Hunger Games film, as well as December releases such as The Hobbit: The Desolation of Smaug (3D), Anchorman 2: The Legend Continues, American Hustle, Saving Mr. Banks, The Wolf of Wall Street and The Secret Life of Walter Mitty. Films scheduled to be released during the remainder of our fiscal 2014 third quarter that may also generate box office interest include Jack Ryan: Shadow Recruit, The Lego Movie (3D), The Monuments Men, RoboCop, Winter’s Tale and Pompeii (3D). Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We ended the second quarter of fiscal 2014 with a total of 674 company-owned screens in 53 theatres and 11 managed screens in two theatres compared to 676 company-owned screens in 53 theatres and 11 managed screens in two theatres at the end of the same period last year. We closed an eight-screen theatre in Milwaukee, Wisconsin during our fiscal 2013 second quarter. We also closed two individual screens at separate theatres during the second half of fiscal 2013 in conjunction with the construction of a new Take Five Lounge and UltraScreen® at each such theatre. We opened our fifth Take Five Lounge, which also serves Zaffiro’s pizza, at our remodeled Point Cinema in Madison, Wisconsin during our fiscal 2014 first quarter. In addition, we renamed the former 20 Grand Cinema the Majestic Cinema of Omaha following an extensive renovation that included the addition of our sixth Take Five Lounge, a Zaffiro’s Express and our spacious DreamLoungerSM electric all-recliner seating in all auditoriums. We opened our 16th premium large-screen UltraScreen auditorium in Gurnee, Illinois late in our fiscal 2014 second quarter. The new auditorium features a 70-foot wide screen and the latest in immersive sound technology.

The initial guest response to these new features has been outstanding, and as a result, we recently added our DreamLounger premium seating concept to three additional theatres in time for the busy holiday season. These three theatres are also the first to debut our UltraScreen DLX™ concept that combines an UltraScreen with all-reserved DreamLounger recliner seating. At two of the new UltraScreen DLX auditoriums, we have taken the concept even further with the installation of the Dolby® Atmos® immersive sound platform. This next-generation technology enables filmmakers to create lifelike virtual reality sound by placing or moving sounds anywhere in the theatre auditorium. We plan to install additional Dolby Atmos systems at select screens over the next two years. We are also currently reviewing plans to install our DreamLounger seating at up to five additional theatres by the end of fiscal 2014. In addition, we have plans for four or five new Take Five Lounges and three additional Zaffiro’s Expresses at select theatres during the remainder of fiscal 2014.

Hotels and Resorts

The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the second quarter and first half of fiscal 2014 and 2013 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2014	F2013	Amt.	Pct.	F2014	F2013	Amt.	Pct.
Revenues	$53.7	$50.4	$3.3	6.5%	$113.5	$105.9	$7.6	7.2%
Operating income	7.0	4.8	2.2	46.2%	17.9	15.1	2.8	19.2%
Operating margin (% of revenues)	13.1%	9.6%			15.8%	14.2%

Our second quarter is historically the second strongest quarter of our fiscal year for our hotels and resorts division due to generally strong business and group travel during the fall months. Division revenues and operating income increased during our fiscal 2014 periods compared to the same periods last year due primarily to an increased average daily room rate. Division revenues were also favorably impacted in the current year periods by the addition of a new hotel, The Cornhusker, A Marriott Hotel, during last year’s second quarter. Conversely, division operating income for the first half of fiscal 2014 was negatively impacted by a small operating loss at The Cornhusker, which we believe was attributable to the significant disruption caused by a major renovation currently underway at this hotel. Our fiscal 2013 second quarter and first half operating income was negatively impacted by costs incurred with then-ongoing litigation related to the Platinum Hotel & Spa in Las Vegas, Nevada, including a settlement of a significant number of claims totaling approximately $750,000 during the fiscal 2013 second quarter. We will benefit from another favorable comparison during our fiscal 2014 third quarter due to the fact that we reported another $1.4 million of legal and settlement costs related to this litigation during the third quarter of fiscal 2013.

The following table sets forth certain operating statistics for the second quarter and first half of fiscal 2014 and 2013, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	Second Quarter					First Half
			Variance					Variance
	F2014	F2013	Amt.		Pct.	F2014	F2013	Amt.		Pct.
Occupancy pct.	76.8%	76.8%	0.0	pts	-%	81.4%	80.8%	0.6	pts	0.7%
ADR	$148.21	$142.72	$5.49		3.8%	$152.01	$146.92	$5.09		3.5%
RevPAR	$113.73	$109.56	$4.17		3.8%	$123.71	$118.75	$4.96		4.2%

(1)         These operating statistics represent averages of our eight distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at six of our eight comparable company-owned properties during the second quarter of fiscal 2014 and seven of our eight comparable company-owned properties during the first half of fiscal 2014 compared to the same periods last year. The RevPAR increases in our important Milwaukee market exceeded our overall average, despite a recent increase in room supply during the past year. Fiscal year-to-date, however, we believe the new supply may have had a small impact on our results in that market as our RevPAR increases in this market were less than our overall average for the first half of fiscal 2014. According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2014 second quarter and first half results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 5.2% and 5.4% during our fiscal 2014 second quarter and first half, respectfully.

The lodging industry continued to recover at a steady pace during the second quarter and first half of our fiscal 2014 after several very difficult years. In order to better understand our fiscal 2014 results compared to pre-recession levels, the following table compares our fiscal 2014 second quarter and first half operating statistics to our fiscal 2008 operating statistics for the same eight comparable company-owned properties:

	Second Quarter					First Half
			Variance					Variance
	F2014	F2008	Amt.		Pct.	F2014	F2008	Amt.		Pct.
Occupancy pct.	76.8%	71.7%	5.1	pts	7.1%	81.4%	75.1%	6.3	pts	8.4%
ADR	$148.21	$152.77	$(4.56)		-3.0%	$152.01	$155.74	$(3.73)		-2.4%
RevPAR	$113.73	$109.48	$4.25		3.9%	$123.71	$116.96	$6.75		5.8%

As indicated by the tables above, fiscal 2014 second quarter and first half occupancy rates showed improvement over the same periods during the prior year and continued to be at record levels for this division, significantly higher than they were prior to the recession-driven downturn in the hotel industry. However, one of the challenges facing our hotels and resorts division, and the industry as a whole, has been the overall decline in ADR compared to pre-recession levels, as highlighted in the above comparisons to fiscal 2008. As the comparisons to fiscal 2008 indicate, our fiscal 2014 second quarter and first half RevPAR exceeded pre-recession levels (not adjusted for inflation), but our increase in occupancy percentage was partially offset by the fact that ADR remained below fiscal 2008 levels. However, recent trends in ADR have been positive, and we were pleased to report our 12th straight quarter of year-over-year ADR increases during our fiscal 2014 second quarter.

Leisure travel remained strong, but that is one of the reasons why we continued to experience rate pressure, as that customer tends to be very loyal to online travel agencies. While we have been selective in choosing the online portals to which we grant access to our inventory, such portals are part of the booking landscape today and our goal is to use them in the most efficient way possible. Non-group business travel was also strong during the second quarter and first half of our fiscal 2014. Non-group travelers have increasingly looked for package deals, whether it is with parking, breakfast or access to club rooms like the ones we recently added to our Pfister Hotel and Grand Geneva Resort and Spa. Group business was steady as well, showing no slow-down but also no significant increase. The challenge with group business continued to be a tendency towards smaller, shorter meetings, often booked and executed within a window as short as 90 days. Groups have also tended to contract for less food and beverage during their stay compared to what we typically experienced prior to the recent recession.

The above-described change in our RevPAR mix has had the effect of limiting our ability to rapidly increase our operating margins during the ongoing U.S. economic recovery. Approximately 43% of the revenue increases that we experienced during the first half of fiscal 2014 flowed through to our operating income (after adjusting for the impact of The Cornhusker described above and certain legal costs incurred during the prior year related to our Las Vegas property), compared to a 50% flow through that we would target during a higher ADR environment. Operating costs traditionally increase as occupancy increases, which usually negatively impacts our operating margins until we also begin to achieve corresponding improvements in our ADR. The fact that an increase in our ADR was the entire reason for our overall increased RevPAR during our fiscal 2014 second quarter demonstrates this relationship, as we achieved our targeted 50% flow through during the second quarter and we reported a healthy increase in our operating margin during the period.

We are encouraged by the fact that six of our eight comparable company-owned properties reported increases in ADR during the second quarter and first half of fiscal 2014 compared to the same periods last year, and the gap between our current ADR and our pre-recession ADR was the smallest it has been since the recession. We hope that the recent increases we have experienced in our ADR will continue, but in order to realize ADRs at or above pre-recession levels, we believe we will need to continue to regain the ability to increase prices for our business and group travelers and continue a customer mix shift away from lower priced customer segments (such as those using alternate internet booking channels).

Whether the current positive trends continue depends in large part on the economic environment in which we operate, as hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product. We generally expect our favorable revenue trends to continue in future periods and to track the overall industry trends. Business already booked for our upcoming fiscal 2014 third and fourth quarters is solid, and with anticipated continued strength from non-group and leisure travelers, we expect continued improved operating results in this division during the remainder of fiscal 2014. We also expect that comparisons to last year during the third and fourth quarters of fiscal 2014 will benefit from the fact that last year’s operating results were negatively impacted by the settlement of the Las Vegas legal matters and start-up operating losses from The Cornhusker.

At the beginning of our fiscal 2014 second quarter, we opened our second Miller Time Pub & Grill restaurant as part of the multi-million dollar renovation currently underway at The Cornhusker. The concept, which was initially developed at the Hilton Milwaukee, has a comfortable, relaxing atmosphere with a focus on pairing great beer with great food. We are pleased with the initial response to the new restaurant from guests and locals alike. The extensive renovation of The Cornhusker is nearing completion, with the majority of the hotel’s 297 guest rooms now completed and work now underway to update the lobby, public space and meeting rooms in this landmark property. In addition, the renovation of the Westin Atlanta Perimeter North in Atlanta, Georgia, is currently underway as well. We have an 11% interest in the joint venture that owns this hotel. We have also recently begun a major renovation of the guest rooms in the modern tower addition of The Pfister hotel in Milwaukee, Wisconsin.

We have a number of additional potential growth opportunities that we are currently pursuing. The timing and nature of the opportunities may vary and include pure management contracts, management contracts with equity and joint venture investments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $175 million of unused credit lines as of the end of our fiscal 2014 second quarter, will be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2014.

Current maturities of long-term debt on our balance sheet as of November 28, 2013 included a $21.0 million mortgage related to our downtown Chicago hotel, which matures in June 2014. We currently expect to refinance this debt agreement during the second half of fiscal 2014, at which time these borrowings would be reclassified as long-term debt.

Financial Condition

Net cash provided by operating activities increased by $1.4 million during the first half of fiscal 2014 to $37.8 million, compared to $36.4 million during the first half of the prior year. The increase was due primarily to increased net earnings and the favorable timing in the payment of accrued compensation and other accrued liabilities, partially offset by the unfavorable timing of the payment of accounts payable and income taxes.

Net cash used in investing activities during the first half of fiscal 2014 totaled $21.2 million, compared to $13.2 million during the first half of fiscal 2013. The increase in net cash used in investing activities was the result of increased capital expenditures, partially offset by a decrease in restricted cash and the receipt of proceeds from the disposal of property, equipment and other assets related primarily to the sale of a land parcel adjacent to one of our theatres in the current year period. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $21.0 million during the first half of fiscal 2014 compared to $10.5 million during the first half of the prior year. We did not incur any acquisition-related capital expenditures or capital expenditures related to developing new theatres or hotels during the fiscal 2014 and 2013 reported periods.

Capital expenditures for the first half of fiscal 2014 included approximately $12.6 million incurred in our theatre division, including costs associated with the renovation of a theatre in Omaha, Nebraska, the addition of a Take Five Lounge at theatres in Omaha and Madison, Wisconsin, the construction of an UltraScreen in Gurnee, Illinois and the addition of DreamLounger recliner seating in theatres in Oakdale, Minnesota, Columbus, Ohio and Addison, Illinois. We also incurred capital expenditures in our hotel division during the first half of fiscal 2014 of approximately $8.3 million, including costs associated with the ongoing renovation of The Cornhusker. Capital expenditures for the first half of fiscal 2013 included approximately $5.9 million incurred in our theatre division, including costs associated with the completion of a Zaffiro’s Pizzeria & Bar and UltraScreen at two theatres, several additional digital cinema installations, as well as another theatre renovation. The largest expenditure in our hotels and resorts division during the first half of fiscal 2013 was the renovation of the Monarch Lounge at our Hilton Milwaukee property.

Net cash used in financing activities during the first half of fiscal 2014 totaled $14.2 million compared to $19.5 million during the first half of fiscal 2013. The decrease in net cash used in financing activities was due to a significant decrease in share repurchases during the first half of fiscal 2014 compared to the same period last year, partially offset by a net decrease in our debt.

We used excess cash during both periods to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, we added $71.0 million of new debt (including the $50 million senior notes described above) and we made $79.2 million of principal payments on long-term debt during the first half of our fiscal 2014 (net reduction in long-term debt of $8.2 million) compared to $74.0 million of new debt added and $70.4 million of principal payments made during the first half of our fiscal 2013 (net increase in long-term debt of $3.6 million, excluding the assumption of The Cornhusker existing mortgage during the period). Our debt-to-capitalization ratio was 0.42 at November 28, 2013 compared to 0.44 at our fiscal 2013 year-end.

We repurchased approximately 97,000 shares of our common stock for approximately $1.2 million during the first half of fiscal 2014 in conjunction with the exercise of stock options and the purchase of shares in the open market, compared to approximately 1.7 million shares repurchased for approximately $19.4 million during the first half of fiscal 2013. As of November 28, 2013, approximately 3.5 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. We expect that any future repurchases will be executed on the open market or in privately negotiated transactions depending upon a number of factors, including prevailing market conditions. We also resumed our regular quarterly dividend payment during the first and second quarters of fiscal 2014 after accelerating to December 2012 the payment of the quarterly dividends that would have normally been paid during the third and fourth quarters of fiscal 2013. During the first half of fiscal 2014, we made distributions to noncontrolling interests of $1.1 million.

We previously indicated that we expected our full-year fiscal 2014 capital expenditures, including potential purchases of interests in joint ventures (but excluding any significant unidentified acquisitions), to be in the $60-$90 million range. At this stage of our fiscal year, barring any growth opportunities that could arise in the remaining months, we believe our actual fiscal 2014 capital expenditures may approximate $60-$70 million, with as much as $50 million of that amount scheduled to be expended in our theatre division. The actual timing and extent of the implementation of all of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.

We also continue to pursue an opportunity to be the developer of a previously-described mixed-use retail development known as The Corners of Brookfield in Brookfield, Wisconsin. During the second quarter of fiscal 2014, the local government approved a development agreement pursuant to which it will provide financial support for certain infrastructure costs related to this project. We also made progress in our continuing negotiations with our potential equity partners with respect to a preliminary joint venture structure that would include a minority ownership interest for us. The project also needs a sufficient number of leases to satisfy financing requirements and we believe that we made progress on this matter during the second quarter of fiscal 2014, as we announced ten initial tenants for the project in addition to the anchor department store, Von Maur. We are currently working to meet the necessary milestones in order to begin construction in the spring of 2014, which would allow the entire project to possibly open in the fall of 2015. Our agreements with Von Maur and the Town of Brookfield, as well as the majority of our current tenants, allows for a later opening if necessary.

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

PART II – OTHER INFORMATION

Item 1A.        Risk Factors

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 30, 2013. No material change to such risk factors has occurred during the 26 weeks ended November 28, 2013.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
August 30 – September 26	40,688	$12.46	40,688	3,515,934
September 27 – October 31	1,521	14.81	1,521	3,514,413
November 1 – November 28	6,086	14.98	6,086	3,508,327
Total	48,295	$12.85	48,295	3,508,327

(1)        Through November 28, 2013, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of November 28, 2013, we had repurchased approximately 8.2 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 6.           Exhibits

10	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award Agreement for awards granted after January 8, 2013 (Employees).*

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101
The following materials from The Marcus Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2013 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Condensed Notes to Consolidated Financial Statements.

* This Exhibit 10 was previously shown as filed as Exhibit 10.17 to The Marcus Corporation’s Annual Report on Form 10-K for the fiscal year ended May 30, 2013, but was inadvertently omitted from the EDGAR filing of that report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: January 7, 2014	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: January 7, 2014	By:	/s/ Douglas A. Neis
Douglas A. Neis
Chief Financial Officer and Treasurer

S-1