Form 10-Q
period 2014-02-27
MARCUS CORP
filed 2014-04-08
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2014

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

COMMON STOCK OUTSTANDING AT MARCH 31, 2014 – 18,313,219

CLASS B COMMON STOCK OUTSTANDING AT MARCH 31, 2014 – 8,731,786

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	February 27, 2014	May 30, 2013

ASSETS
Current assets:
Cash and cash equivalents	$4,260	$10,158
Restricted cash	7,769	7,895
Accounts and notes receivable, net of reserves of $1,491 and $1,324, respectively	10,665	8,568
Refundable income taxes	─	255
Deferred income taxes	2,929	2,877
Other current assets	5,787	6,384
Total current assets	31,410	36,137

Property and equipment:
Land and improvements	95,182	95,295
Buildings and improvements	590,049	575,166
Leasehold improvements	61,847	61,726
Furniture, fixtures and equipment	256,423	250,203
Construction in progress	15,804	11,414
Total property and equipment	1,019,305	993,804
Less accumulated depreciation and amortization	391,460	368,047
Net property and equipment	627,845	625,757

Other assets:
Investments in joint ventures	1,971	2,713
Goodwill	43,893	43,997
Condominium units	3,508	3,508
Other	34,838	34,584
Total other assets	84,210	84,802

TOTAL ASSETS	$743,465	$746,696

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	February 27, 2014	May 30, 2013

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,105	$25,330
Income taxes	2,207	─
Taxes other than income taxes	14,406	14,000
Accrued compensation	9,962	10,940
Other accrued liabilities	33,667	25,183
Current portion of capital lease obligation	4,792	4,562
Current maturities of long-term debt	32,472	11,193
Total current liabilities	117,611	91,208

Capital lease obligation	24,615	28,241

Long-term debt	200,418	231,580

Deferred income taxes	39,801	43,516

Deferred compensation and other	36,145	35,455

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares;
none issued	─	─
Common Stock, $1 par; authorized 50,000,000 shares;
issued 22,457,727 shares at February 27, 2014 and
22,432,474 shares at May 30, 2013	22,458	22,433
Class B Common Stock, $1 par; authorized 33,000,000
shares; issued and outstanding 8,731,786 shares at
February 27, 2014 and 8,757,039 shares at May 30, 2013	8,732	8,757
Capital in excess of par	53,089	51,979
Retained earnings	292,594	278,536
Accumulated other comprehensive loss	(3,792)	(3,828)
	373,081	357,877
Less cost of Common Stock in treasury (4,254,171 shares at
February 27, 2014 and 4,117,217 shares at May 30, 2013)	(52,994)	(51,175)
Total shareholders' equity attributable to The Marcus Corporation	320,087	306,702
Noncontrolling interests	4,788	9,994
Total equity	324,875	316,696

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$743,465	$746,696

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings

(in thousands, except per share data)	February 27, 2014		February 28, 2013
	13 Weeks	39 Weeks	13 Weeks	39 Weeks
Revenues:
Theatre admissions	$40,873	$110,955	$32,961	$102,099
Rooms	19,040	80,158	18,581	75,125
Theatre concessions	23,508	63,073	17,496	55,017
Food and beverage	13,730	44,806	12,699	42,358
Other revenues	12,694	40,473	11,937	37,647
Total revenues	109,845	339,465	93,674	312,246

Costs and expenses:
Theatre operations	35,923	96,007	28,543	86,807
Rooms	9,570	30,422	9,057	28,204
Theatre concessions	6,472	17,378	4,972	14,932
Food and beverage	11,823	34,860	10,951	32,236
Advertising and marketing	5,805	19,218	5,583	18,090
Administrative	11,978	35,348	11,825	34,888
Depreciation and amortization	8,284	25,068	8,591	25,490
Rent	2,139	6,379	2,077	6,308
Property taxes	4,142	11,316	3,860	11,015
Other operating expenses	8,048	24,651	7,821	23,293
Impairment charge	─	─	618	1,035
Total costs and expenses	104,184	300,647	93,898	282,298

Operating income (loss)	5,661	38,818	(224)	29,948

Other income (expense):
Investment income	389	409	258	301
Interest expense	(2,585)	(7,563)	(2,464)	(6,855)
Extinguishment of debt	─	─	6,008	6,008
Loss on disposition of property, equipment and other assets	(193)	(965)	(315)	(289)
Equity losses from unconsolidated joint ventures, net	(164)	(193)	(295)	(318)
	(2,553)	(8,312)	3,192	(1,153)

Earnings before income taxes	3,108	30,506	2,968	28,795
Income taxes (benefit)	2,835	13,905	(1,310)	9,051
Net earnings	273	16,601	4,278	19,744
Net earnings (loss) attributable to noncontrolling interests	(3,798)	(4,146)	5,650	5,713
Net earnings (loss) attributable to The Marcus Corporation	$4,071	$20,747	$(1,372)	$14,031

Net earnings (loss) per share – basic:
Common Stock	$0.16	$0.79	$(0.05)	$0.56
Class B Common Stock	$0.14	$0.72	$(0.05)	$0.48

Net earnings (loss) per share – diluted:
Common Stock	$0.15	$0.77	$(0.05)	$0.50
Class B Common Stock	$0.14	$0.72	$(0.05)	$0.48

Dividends per share:
Common Stock	$0.085	$0.255	$1.170	$1.340
Class B Common Stock	$0.077	$0.232	$1.064	$1.218

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)	February 27, 2014		February 28, 2013
	13 Weeks	39 Weeks	13 Weeks	39 Weeks

Net earnings	$273	$16,601	$4,278	$19,744

Other comprehensive income (loss), net of tax:
Change in unrealized loss on available for sale investments, net of tax benefit of $0, $1, $0 and $0, respectively	─	(1)	─	─
Amortization of loss on swap agreement, net of tax effect of $0, $0, $11, and $34, respectively	─	─	17	51
Change in fair value of interest rate swap, net of tax effect of $23, $24, $0 and $0, respectively	33	37	─	─

Other comprehensive income	33	36	17	51

Comprehensive income	306	16,637	4,295	19,795

Comprehensive income (loss) attributable to noncontrolling Interests	(3,798)	(4,146)	5,650	5,713

Comprehensive income (loss) attributable to The Marcus Corporation	$4,104	$20,783	$(1,355)	$14,082

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	39 Weeks Ended
(in thousands)	February 27, 2014	February 28, 2013

OPERATING ACTIVITIES:
Net earnings	$16,601	$19,744
Adjustments to reconcile net earnings to net cash provided by operating activities:
Extinguishment of debt	─	(6,008)
Losses on investments in joint ventures	193	318
Distribution from joint venture	─	120
Loss on disposition of property, equipment and other assets	965	289
Impairment charge	─	1,035
Amortization of loss on swap agreement	─	85
Amortization of favorable lease right	250	250
Depreciation and amortization	25,068	25,490
Stock compensation expense	1,380	1,333
Deferred income taxes	(3,686)	259
Deferred compensation and other	690	(178)
Changes in operating assets and liabilities:
Accounts and notes receivable	(2,083)	325
Other current assets	943	731
Accounts payable	(3,535)	(774)
Income taxes	2,548	(72)
Taxes other than income taxes	406	(351)
Accrued compensation	(978)	(3,747)
Other accrued liabilities	8,484	3,401
Total adjustments	30,645	22,506
Net cash provided by operating activities	47,246	42,250

INVESTING ACTIVITIES:
Capital expenditures	(33,145)	(14,635)
Proceeds from disposals of property, equipment and other assets	1,876	104
Decrease (increase) in restricted cash	126	(716)
Increase in other assets	(552)	(2,984)
Purchase of interest in joint venture	─	(444)
Contribution to joint venture	(1,135)	─
Cash advanced to joint venture	(231)	(30)
Net cash used in investing activities	(33,061)	(18,705)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from issuance of long-term debt	76,500	231,100
Principal payments on long-term debt	(86,383)	(198,011)
Debt issuance costs	(276)	─
Equity transactions:
Treasury stock transactions, except for stock options	(3,497)	(19,889)
Exercise of stock options	1,323	1,476
Dividends paid	(6,690)	(35,615)
Distributions to noncontrolling interest	(1,060)	─
Net cash used in financing activities	(20,083)	(20,939)

Net increase (decrease) in cash and cash equivalents	(5,898)	2,606
Cash and cash equivalents at beginning of period	10,158	6,020
Cash and cash equivalents at end of period	$4,260	$8,626

Supplemental Information:
Interest paid, net of amounts capitalized	$6,259	$5,355
Income taxes paid	$14,786	$10,186

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 39 WEEKS ENDED FEBRUARY 27, 2014

1. General

Accounting Policies – Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended May 30, 2013, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The unaudited consolidated financial statements for the 13 and 39 weeks ended February 27, 2014 and February 28, 2013 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at February 27, 2014, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 30, 2013.

Depreciation and Amortization – Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $8,160,000 and $24,699,000 for the 13 and 39 weeks ended February 27, 2014, respectively, and $8,439,000 and $25,231,000 for the 13 and 39 weeks ended February 28, 2013, respectively.

Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. For the purpose of determining fair value, defined as the amount at which an asset or group of assets could be bought or sold in a current transaction between willing parties, the Company utilizes currently available market valuations of similar assets in its respective industries, often expressed as a given multiple of operating cash flow. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of February 27, 2014 and February 28, 2013 and determined that there was no significant impact on the Company’s results of operations, other than impairment losses recorded in fiscal 2013 related to a theatre that closed during the second quarter of fiscal 2013 and a budget-oriented theatre that was offered for sale during the third quarter of fiscal 2013. The company determined that the fair value of these theatres, measured using Level 3 pricing inputs, was less than their carrying values, and recorded pre-tax impairment losses of $417,000 and $618,000 during the second and third quarters of fiscal 2013, respectively.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	Swap Agreements	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at May 30, 2013	$18	$(10)	$(3,836)	$(3,828)
Other comprehensive loss before reclassifications	(50)	(1)	-	(51)
Amounts reclassified from accumulated other comprehensive loss (1)	87	-	-	87
Net other comprehensive income (loss)	37	(1)	-	36
Balance at February 27, 2014	$55	$(11)	$(3,836)	$(3,792)

	Swap Agreements	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at May 31, 2012	$(58)	$(8)	$(4,073)	$(4,139)
Other comprehensive income (loss) before reclassifications	-	-	-	-
Amounts reclassified from accumulated other comprehensive loss (1)	51	-	-	51
Net other comprehensive income	51	-	-	51
Balance at February 28, 2013	$(7)	$(8)	$(4,073)	$(4,088)

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended February 27, 2014	13 Weeks Ended February 28, 2013	39 Weeks Ended February 27, 2014	39 Weeks Ended February 28, 2013
	(in thousands, except per share data)
Numerator:
Net earnings (loss) attributable to The Marcus Corporation	$4,071	$(1,372)	$20,747	$14,031
Denominator:
Denominator for basic EPS	26,986	27,254	27,039	28,105
Effect of dilutive employee stock options	50	20	44	19
Denominator for diluted EPS	27,036	27,274	27,083	28,124
Net earnings (loss) per share – basic:
Common Stock	$0.16	$(0.05)	$0.79	$0.56
Class B Common Stock	$0.14	$(0.05)	$0.72	$0.48
Net earnings (loss) per share – diluted:
Common Stock	$0.15	$(0.05)	$0.77	$0.50
Class B Common Stock	$0.14	$(0.05)	$0.72	$0.48

Equity – Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interests for the 39 weeks ended February 27, 2014 and February 28, 2013 was as follows:

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at May 30, 2013	$306,702	$9,994
Net earnings attributable to The Marcus Corporation	20,747	–
Net loss attributable to noncontrolling interests	–	(4,146)
Distributions to noncontrolling interests	–	(1,060)
Cash dividends	(6,690)	–
Exercise of stock options	1,323	–
Treasury stock transactions, except for stock options	(3,497)	–
Share-based compensation	1,380	–
Other	86	–
Other comprehensive income, net of tax	36	–
Balance at February 27, 2014	$320,087	$4,788

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at June 1, 2012	$343,789	$–
Net earnings attributable to The Marcus Corporation	14,031	–
Net earnings attributable to noncontrolling interests	–	5,713
Cash dividends	(35,615)	–
Exercise of stock options	1,476	–
Treasury stock transactions, except for stock options	(19,889)	–
Share-based compensation	1,333	–
Other	–	170
Equity contribution	–	4,000
Other comprehensive income, net of tax	51	–
Balance at February 28, 2013	$305,176	$9,883

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At February 27, 2014 and May 30, 2013, the Company’s $70,000 and $71,000, respectively, of available for sale securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 – Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At February 27, 2014 and May 30, 2013, respectively, the $90,000 and $30,000 asset related to the Company’s interest rate swap contract was valued using Level 2 pricing inputs.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At February 27, 2014 and May 30, 2013, none of the Company’s fair value measurements were valued using Level 3 pricing inputs.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended February 27, 2014	13 Weeks Ended February 28, 2013	39 Weeks Ended February 27, 2014	39 Weeks Ended February 28, 2013
	(in thousands)
Service cost	$176	$178	$527	$534
Interest cost	293	274	880	824
Net amortization of prior service cost and actuarial loss	67	72	201	215
Net periodic pension cost	$536	$524	$1,608	$1,573

Reclassifications – Certain reclassifications have been made to the prior year’s consolidated statement of cash flows within certain captions to conform with the presentation of extinguishment of debt as presented on the prior year consolidated statement of earnings. There were no changes to total cash flows provided by operating activities.

2. Long-Term Debt

During the first quarter of fiscal 2014, the Company entered into a note purchase agreement with several purchasers pursuant to which the Company issued and sold $50,000,000 in aggregate principal amount of its 4.02% senior notes due August 14, 2025 in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Interest on the notes is payable semi-annually in February and August of each year and at maturity, commencing on February 14, 2014. Beginning in August 2021 and each August thereafter, to and including August 2024, the Company will be required to repay $10,000,000 of the principal amount of the notes. The entire unpaid principal balance of the notes will be due and payable in August 2025.

During the third quarter of fiscal 2013, the Company refinanced the debt related to the Skirvin Hilton hotel in Oklahoma City (the Company owns a 60% interest in this hotel). In conjunction with that refinancing, approximately $9,753,000 of debt originally issued as part of a new markets tax credit structure was cancelled in December 2012 after certain time-related conditions related to the tax credits were met. As a result, the Company recognized income from the extinguishment of debt of $6,008,000 during the third quarter of fiscal 2013, representing cancellation of the $9,753,000 debt less approximately $3,745,000 of deferred fees related to the issuance of the debt. This extinguishment of debt income did not impact the Company’s reported net earnings attributable to The Marcus Corporation during the fiscal 2013 periods because, pursuant to the Company’s interpretation of the terms of the operating agreement with the Company’s 40% joint venture partner, the Company allocated 100% of this income to the noncontrolling interest. During the fiscal 2014 third quarter, the debt extinguishment income was reallocated due to a recent settlement with the Company’s joint venture partner. Primarily as a result of this settlement, approximately $3,600,000 of the original extinguishment of debt income was reallocated to the Company during the 39 weeks ended February 27, 2014 and recorded as a loss attributable to noncontrolling interests.

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into an interest rate swap agreement on February 28, 2013 covering $25,000,000 of floating rate debt, which expires January 22, 2018, and requires the Company to pay interest at a defined rate of 0.96% while receiving interest at a defined variable rate of one-month LIBOR (0.19% at February 27, 2014). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of February 27, 2014, the interest rate swap was considered effective. The increase in fair value of the interest rate swap of $55,000 ($33,000 net of tax) and $60,000 ($37,000 net of tax) was included in other comprehensive loss for the 13 and 39 weeks ended February 27, 2014, respectively. The notional amount of the swap is $25,000,000 and the fair value of the swap was $90,000 and $30,000 as of February 27, 2014 and May 30, 2013, respectively, and is included in other (long-term assets). The Company does not expect the interest rate swap to have any material effect on earnings within the next 12 months.

On February 29, 2008, the Company entered into an interest rate swap agreement covering $25,000,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.49% while receiving interest at a defined variable rate of three-month LIBOR. The interest rate swap agreement was considered effective and qualified as a cash flow hedge. On March 19, 2008, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $567,000 ($338,000 net of tax). For the 13 and 39 weeks ended February 28, 2013, the Company reclassified $28,000 ($17,000 net of tax) and $85,000 ($51,000 net of tax), respectively, from accumulated other comprehensive loss to interest expense. The liability was fully amortized as of May 30, 2013.

3. Capital Lease Obligation

During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of February 27, 2014, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in furniture, fixtures and equipment is $45,510,000 related to the digital systems as of February 27, 2014 and May 30, 2013. Accumulated amortization of the digital systems was $10,857,000 and $7,441,000 as of February 27, 2014 and May 30, 2013, respectively.

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

The Company’s capital lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company’s expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $4,792,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

4. Special Dividend

On December 6, 2012, the company’s Board of directors approved a special cash dividend of $1.00 per share of Common Stock and $0.90909 per share of Class B Common stock, which was paid on December 28, 2012, during the Company’s fiscal 2013 third quarter. The Board also accelerated the next two quarterly cash dividends totaling $0.17 per share of Common Stock and $0.15454 per share of Class B Common Stock that would have been paid in February and May of 2013 to the December payment date. The total combined dividend payment made during the fiscal 2013 third quarter was $30,924,000.

5. Income Taxes

The Company’s effective income tax rate, adjusted for earnings (losses) from noncontrolling interests, for the 13 and 39 weeks ended February 27, 2014 was 41.1% and 40.1%, respectively, and was 48.8% and 39.2% for the 13 and 39 weeks ended February 28, 2013, respectively. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in its income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners.

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

Following is a summary of business segment information for the 13 and 39 weeks ended February 27, 2014 and February 28, 2013 (in thousands):

13 Weeks Ended February 27, 2014	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$67,810	$41,918	$117	$109,845
Operating income (loss)	13,959	(4,369)	(3,929)	5,661
Depreciation and amortization	4,145	4,036	103	8,284

13 Weeks Ended February 28, 2013	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$53,466	$40,064	$144	$93,674
Operating income (loss)	9,028	(5,948)	(3,304)	(224)
Depreciation and amortization	4,162	4,277	152	8,591

39 Weeks Ended February 27, 2014	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$183,694	$155,432	$339	$339,465
Operating income (loss)	36,179	13,574	(10,935)	38,818
Depreciation and amortization	12,278	12,386	404	25,068

39 Weeks Ended February 28, 2013	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$165,831	$145,950	$465	$312,246
Operating income (loss)	31,026	9,104	(10,182)	29,948
Depreciation and amortization	12,650	12,433	407	25,490

THE MARCUS CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division, as well as other industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (2) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (3) the effects on our occupancy and room rates of the relative industry supply of available rooms at comparable lodging facilities in our markets; (4) the effects of competitive conditions in our markets; (5) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, and preopening and start-up costs due to the capital intensive nature of our businesses; (6) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (7) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; and (8) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States or incidents such as the tragedy in a movie theatre in Colorado in July 2012. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

The following table sets forth revenues, operating income (loss), other income (expense), net earnings (loss) and net earnings (loss) per common share for the comparable third quarter and first three quarters of fiscal 2014 and 2013 (in millions, except for per share and variance percentage data):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2014	F2013	Amt.	Pct.	F2014	F2013	Amt.	Pct.
Revenues	$109.8	$93.7	$16.1	17.3%	$339.5	$312.2	$27.3	8.7%
Operating income (loss)	5.7	(0.2)	5.9	2627.2%	38.8	29.9	8.9	29.6%
Other income (expense)	(2.6)	3.2	(5.8)	-180.0%	(8.3)	(1.2)	(7.1)	-620.9%
Net earnings (loss) attributable to noncontrolling interests	(3.8)	5.7	(9.5)	-167.2%	(4.1)	5.7	(9.8)	-172.6%
Net earnings (loss) attributable to The Marcus Corp.	$4.1	$(1.4)	$5.5	396.7%	$20.7	$14.0	$6.7	47.9%

Net earnings (loss) per common share – diluted:	$0.15	$(0.05)	$0.20	400.0%	$0.77	$0.50	$0.27	54.0%

Revenues, operating income (earnings before other income/expense and income taxes) and net earnings attributable to The Marcus Corporation increased during the third quarter and first three quarters of fiscal 2014 compared to the same periods last year due to improved operating results from both our theatre division and our hotels and resorts division. Operating results from our theatre division were favorably impacted by increased attendance due in part to a stronger slate of movies during the fiscal 2014 periods compared to the same periods last year. In addition, our investments in new features and amenities at select theatres and successful marketing strategies have attracted more moviegoers to our theatres. Operating results from our hotels and resorts division were favorably impacted by higher occupancy rates and average daily room rates during the fiscal 2014 periods compared to the same periods last year. Comparisons of fiscal 2014 results to fiscal 2013 results also benefited by the fact that operating results during the third quarter and first three quarters of fiscal 2013 were negatively impacted by approximately $1.4 million and $3.0 million, respectively, of pre-tax costs related to the settlement of lawsuits concerning our Las Vegas property, as well as $618,000 and $1.0 million, respectively, of pre-tax impairment charges related to our theatre division. We estimate that these unusual items negatively impacted our net earnings per share during our third quarter and first three quarters of fiscal 2013 by approximately $0.04 and $0.09 per share, respectively.

Our interest expense totaled $2.6 million and $7.6 million for the third quarter and first three quarters of fiscal 2014, respectively, compared to $2.5 million and $6.9 million, respectively, during the same periods last year, an increase of approximately $100,000, or 4.9%, and $700,000, or 10.3%, respectively. The increase in interest expense during the fiscal 2014 periods was due in part to increased borrowings during the periods compared to the same periods during fiscal 2013. Our borrowings increased due to our assumption of a mortgage in connection with our acquisition of The Cornhusker, A Marriott Hotel, in Lincoln, Nebraska during the second quarter last year, as well as new borrowings that we incurred during our third quarter last year in order to fund the payment of a special dividend. Our borrowing levels typically increase later in our fiscal year as our operating cash flows decline and our capital expenditures increase during our slower operating months.

Our interest expense also increased during our fiscal 2014 first three quarters compared to the prior year period due to the fact that, late in our fiscal 2014 first quarter, we closed on our previously-disclosed issuance of $50 million of unsecured senior notes privately placed with several purchasers. We used the proceeds from the notes, which bear interest at 4.02% and mature in 2025, to reduce borrowings under our revolving credit facility and for general corporate purposes. Assuming no other change in our borrowing levels, we expect that the increase in our interest expense resulting from the new senior notes, which replaced short-term borrowings with a lower interest rate, will be approximately $300,000 in our fiscal 2014 fourth quarter compared to the prior year quarter. Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact our actual reported interest expense in future periods.

We reported a loss on disposition of property, equipment and other assets of $193,000 and $965,000 during the third quarter and first three quarters of fiscal 2014, respectively, compared to $315,000 and $289,000, respectively, during the same periods during the prior year. Approximately $750,000 of the loss during the first three quarters of fiscal 2014 was related to our second quarter sale of our 15% joint venture ownership interest in the Columbus Westin hotel in Columbus, Ohio to our majority partner in that venture. Pursuant to the sale arrangement, we also ceased providing management services for this hotel in December 2013. The timing of periodic sales or disposals of our property, equipment and other assets varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of such assets.

We did not have any significant variations in investment income or net equity losses from unconsolidated joint ventures during the third quarter and first three quarters of fiscal 2014 compared to the same periods last year.

During the third quarter of fiscal 2013, we refinanced the debt related to The Skirvin Hilton hotel in Oklahoma City (we own a 60% interest in this hotel). In conjunction with that refinancing, approximately $9.8 million of debt originally issued as part of a new markets tax credit structure was cancelled in December 2012 after certain time-related conditions related to the tax credits were met. As a result, we recognized income from the extinguishment of debt of $6.0 million during the third quarter of fiscal 2013, representing cancellation of the $9.8 million of debt less approximately $3.8 million of deferred fees related to the issuance of the debt. This extinguishment of debt income did not impact our reported net earnings attributable to The Marcus Corporation during the fiscal 2013 periods because, pursuant to our interpretation of the terms of the operating agreement with our 40% joint venture partner, we allocated 100% of this income to our partner, the noncontrolling interest.

We include the operating results of two majority-owned hotels, The Skirvin Hilton and The Cornhusker, A Marriott Hotel, in the hotels and resorts division revenue and operating income, and we add or deduct the after-tax net earnings or loss attributable to noncontrolling interests to or from net earnings on the consolidated statement of earnings. Net earnings attributable to The Marcus Corporation for the third quarter and first three quarters of fiscal 2014 benefited from an allocation of a loss attributable to noncontrolling interests of $3.8 million and $4.1 million, respectively, related primarily to a recent settlement with our partners in The Skirvin Hilton hotel. The settlement resulted in a reallocation between partners of the above-referenced income from the extinguishment of debt at The Skirvin Hilton and represents a change in estimate for accounting purposes. We estimate that the loss attributable to noncontrolling interests during the third quarter and first three quarters of fiscal 2014 favorably impacted our net earnings attributable to The Marcus Corporation by approximately $0.08 and $0.09 per share, respectively.

We reported income tax expense for the third quarter and first three quarters of fiscal 2014 of $2.8 million and $13.9 million, respectively, compared to income tax expense (benefit) of $(1.3) million and $9.1 million, respectively, during the same periods of fiscal 2013. Our effective income tax rate for the first three quarters of fiscal 2014, after adjusting for a loss from noncontrolling interests that is not tax-effected because the entities involved are tax pass-through entities, was 40.1%, compared to our effective income tax rate of 39.2% for the first three quarters of fiscal 2013. We currently anticipate that our effective income tax rate for the remaining quarter of fiscal 2014 will remain close to our historical 40% average, excluding any changes in our liability for unrecognized tax benefits or potential changes in federal and state income tax rates. Our actual fiscal 2014 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the third quarter and first three quarters of fiscal 2014 and 2013 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2014	F2013	Amt.	Pct.	F2014	F2013	Amt.	Pct.
Revenues	$67.8	$53.5	$14.3	26.8%	$183.7	$165.8	$17.9	10.8%
Operating income	14.0	9.0	5.0	54.6%	36.2	31.0	5.2	16.6%
Operating margin (% of revenues)	20.6%	16.9%			19.7%	18.7%

Consistent with the seasonal nature of the motion picture exhibition industry, our fiscal third quarter is typically one of the strongest periods for our theatre division due to the traditionally strong holiday season. Our theatre division revenues, operating income and operating margin increased during the third quarter and first three quarters of fiscal 2014 compared to the same periods of the prior year due primarily to an increase in attendance. The first three quarters of fiscal 2014 also benefitted from an increase in our average concession sales per person. Our fiscal 2014 third quarter operating income and operating margin were negatively impacted by approximately $600,000 of additional snow removal costs and $250,000 of additional heating costs, both as a result of unusually harsh winter weather this year. Our fiscal 2013 third quarter and first three quarters operating income and operating margin were negatively impacted by the fact that we recognized impairment charges of approximately $600,000 and $1.0 million, respectively, related to a budget-oriented theatre that we are marketing for sale and our closing of an eight-screen theatre in Milwaukee, Wisconsin.

The following table sets forth a breakdown of the components of revenues for the theatre division for the third quarter and first three quarters of fiscal 2014 and 2013 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2014	F2013	Amt.	Pct.	F2014	F2013	Amt.	Pct.
Box office receipts	$40.9	$33.0	$7.9	24.0%	$111.0	$102.1	$8.9	8.7%
Concession revenues	23.5	17.5	6.0	34.4%	63.1	55.0	8.1	14.6%
Other revenues	3.4	3.0	0.4	14.0%	9.6	8.7	0.9	10.9%
Total revenues	$67.8	$53.5	$14.3	26.8%	$183.7	$165.8	$17.9	10.8%

The increase in our box office receipts for the third quarter and first three quarters of fiscal 2014 compared to the same periods last year was due entirely to an increase in comparable theatre attendance, partially offset by a decrease (as explained below) in our average ticket price of 8.5% and 2.7%, respectively, during the third quarter and first three quarters of fiscal 2014 compared to the same periods last year. According to data received from Rentrak (a national box office reporting service for the theatre industry) and compiled by us in order to evaluate our fiscal 2014 third quarter and first three quarters results, the United States box office receipts increased 15.0% and 7.8% during our fiscal 2014 third quarter and first three quarters, respectfully. We believe we significantly outperformed the industry during our fiscal 2014 third quarter due to the recent investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies.

The decrease in our average ticket price during the fiscal 2014 periods was attributable primarily to the introduction of a new “$5 Tuesday” pricing promotion for all movies. We rolled out the new promotion, which we coupled with a free 44-oz popcorn for a temporary time period, to our entire circuit in mid-November after a successful test in several markets. The goal of the pricing strategy is to increase overall attendance by reaching mid-week value customers who may have reduced their movie-going frequency or stopped going to the movies because of price. Coupled with an aggressive local marketing campaign, we have seen our Tuesday attendance increase dramatically since the introduction of the new promotion. We believe this promotion has created another “weekend” day for us, without adversely impacting the movie-going habits of our regular weekend customers. We will likely report a similar decrease in our average ticket price in our fourth quarter of fiscal 2014 due to the impact of this new pricing promotion.

Our fiscal 2014 third quarter concession revenues increased compared to the same period last year as a result of increased attendance at comparable theatres and our continued expansion of non-traditional food and beverage items in our theatres, partially offset by a 0.8% decrease in our average concession revenues per person compared to our fiscal 2013 third quarter. The decrease in our fiscal 2014 third quarter concession revenues per person was due primarily to the $5 Tuesday free popcorn promotion described above. Our concession revenues for the first three quarters of fiscal 2014 increased compared to the same period last year due to an increase in theatre attendance and a 2.5% increase in our average concession revenues per person compared to the prior year same period. The increase in our average concession revenues per person contributed approximately $1.5 million, or approximately 19%, of the increase in our concession revenues during the first three quarters of fiscal 2014 compared to the same period last year. Selected price increases and a change in concession product mix, including increased sales of higher priced non-traditional food and beverage items, were the primary reasons for our increased average concession sales per person during the first three quarters of fiscal 2014, partially offset by the impact of the $5 Tuesday free popcorn promotion described above. Other revenues increased during the third quarter and first three quarters of fiscal 2014 compared to the same periods last year due primarily to increases in marketing and advertising income.

Comparable theatre attendance increased 35.9% and 12.9%, respectively, during the third quarter and first three quarters of fiscal 2014 compared to the same periods last year. We believe a combination of several factors contributed to these significant increases in attendance and our above-described industry outperformance. In addition to the $5 Tuesday promotion, our fiscal 2014 third quarter attendance was favorably impacted by increased attendance at four theatres that recently added our spacious new DreamLoungerSM electric all-recliner seating in all auditoriums. These items, combined with a stronger slate of movies, contributed to record revenues and 13 straight weeks of increased box office results during the third quarter of fiscal 2014 compared to the same period last year. In addition, our fiscal 2014 third quarter included the week after Thanksgiving, which includes a traditionally strong holiday weekend, favorably impacting this year’s reported results. Last year, the week after Thanksgiving was included in our second quarter.

Our highest grossing films during the third quarter of fiscal 2014 included Frozen, The Hobbit: The Desolation of Smaug, The Hunger Games: Catching Fire, The Lego® Movie and Anchorman 2: The Legend Continues. These top five films accounted for approximately 47% of our total box office receipts during the third quarter of fiscal 2014. The top five films during the third quarter of fiscal 2013 accounted for approximately 37% of our total box office receipts. Film costs are typically higher for the top performing movies, so when the top films represent a higher percentage of our total box office receipts, our overall film cost percentage for the period is typically higher, negatively impacting operating margins. The quantity of top performing films also increased during the third quarter of fiscal 2014, as 11 movies produced box office receipts of over $1.0 million for our circuit during our fiscal 2014 third quarter, compared to 10 films that reached that milestone during the same period last year.

Box office performance during the early weeks of our fiscal 2014 fourth quarter have continued to outperform both the prior year and the reported United States box office results. Top performing films during this period include the February holdover The Lego® Movie, as well as new films such as 300: Rise of an Empire, Non-Stop, Mr. Peabody and Sherman, Divergent, Noah and Captain America: The Winter Soldier. We are hopeful that the box office results in March and April will exceed the box office results during the same months last year by a great enough amount to offset the particularly strong May that we experienced last year due to the strong box office performance of films such as Iron Man 3, Star Trek Into Darkness, Fast & Furious 6 and The Hangover Part III. We expect the top May films this year to include The Amazing Spider-Man 2, Neighbors, Godzilla and X-Men: Days of Future Past.

Films scheduled to be released during June and July, prior to the release of our fiscal 2014 year-end results, that may generate substantial box office interest include Maleficent, Edge of Tomorrow, How to Train Your Dragon 2, Jersey Boys, Transformers: Age of Extinction, Deliver Us From Evil, Dawn of the Planet of the Apes and Planes: Fire & Rescue. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of an appropriate “window” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We ended the third quarter of fiscal 2014 with a total of 674 company-owned screens in 53 theatres and 11 managed screens in two theatres compared to 676 company-owned screens in 53 theatres and 11 managed screens in two theatres at the end of the same period last year. We closed two individual screens at separate theatres during the second half of fiscal 2013 in conjunction with the construction of a new Take Five Lounge and UltraScreen® at each such theatre. We opened our fifth Take Five Lounge, which also serves Zaffiro’s pizza, at our remodeled Point Cinema in Madison, Wisconsin during our fiscal 2014 first quarter. In addition, we renamed the former 20 Grand Cinema the Majestic Cinema of Omaha following an extensive renovation that included the addition of our sixth Take Five Lounge, a Zaffiro’s Express and our spacious DreamLounger electric all-recliner seating in all auditoriums. We opened our 16th premium large-screen UltraScreen auditorium in Gurnee, Illinois late in our fiscal 2014 second quarter. The new auditorium features a 70-foot wide screen and the latest in immersive sound technology.

Early in our fiscal 2014 third quarter, we added our DreamLounger premium seating concept to three additional theatres in Columbus, Ohio, Addison, Illinois and Oakdale, Minnesota, in time for the busy holiday season. These three theatres are also the first to debut our UltraScreen DLX™ concept that combines an UltraScreen with all-reserved DreamLounger recliner seating. At two of the new UltraScreen DLX auditoriums, we have taken the concept even further with the installation of the Dolby® Atmos® immersive sound platform. This next-generation technology enables filmmakers to create lifelike virtual reality sound by placing or moving sounds anywhere in the theatre auditorium.

The guest response to our new features and amenities has been outstanding. As a result, we recently announced that we are making additional investments during the remainder of fiscal 2014 to further expand these successful concepts. By the end of May 2014, we expect to add our DreamLounger premium seating concept to four additional theatres, resulting in 15% of our company-owned theatres and 19% of our company-owned screens offering this innovative concept, which we believe are the highest percentages of the top theatre chains in the United States. We are also adding additional UltraScreen DLX screens to our circuit. We expect to have 11 UltraScreen DLX screens and nine traditional UltraScreens in operation by the end of May 2014. As a result, approximately 35% of our company-owned theatres will offer a premium, large format option to its customers, which we believe is also one of the highest percentages in the industry.

We are also making additional investments in our broad range of cocktail and dining alternatives that we offer to our movie theatre guests. We will double the number of our theatres offering a Take Five Lounge from six to 12 by the end of May 2014. We also will double the number of Zaffiro’s Express concepts from six to 12 during this same period and add our in-theatre dining concept, Big Screen BistroSM, to select auditoriums in three theatres, bringing the total number of theatres offering this concept to five, including one managed theatre.

Finally, we also plan to begin construction during the fourth quarter of fiscal 2014 on a new 12-screen theatre in Sun Prairie, Wisconsin. The new theatre, which will replace an existing 16-screen theatre in Madison, Wisconsin, will have all-reserved DreamLounger recliner seating in every auditorium, two UltraScreen DLX screens, four Big Screen Bistro auditoriums, a Zaffiro’s Express and a Take Five Lounge. As a result of all the above-mentioned investments, we expect that our total capital expenditures for our theatre division during fiscal 2014 will be approximately $50 million. We are also currently reviewing plans to further expand these successful features and amenities in fiscal 2015.

Hotels and Resorts

The following table sets forth revenues, operating income (loss) and operating margin for our hotels and resorts division for the third quarter and first three quarters of fiscal 2014 and 2013 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2014	F2013	Amt.	Pct.	F2014	F2013	Amt.	Pct.
Revenues	$41.9	$40.1	$1.8	4.6%	$155.4	$146.0	$9.4	6.5%
Operating income (loss)	(4.4)	(5.9)	1.5	26.5%	13.6	9.1	4.5	49.1%
Operating margin (% of revenues)	-10.4%	-14.8%			8.7%	6.2%

Our fiscal third quarter is typically the weakest period for our hotels and resorts division due to the traditionally reduced level of travel at our predominantly Midwestern portfolio of owned properties. Division revenues and operating income (loss) increased (decreased) during our fiscal 2014 third quarter and first three quarters compared to the same periods last year due primarily to increases in our RevPAR at comparable hotels during the periods and an 8.1% increase in food and beverage revenues. Division revenues were also favorably impacted during the first three quarters of fiscal 2014 by the addition of a new hotel, The Cornhusker, A Marriott Hotel, during last year’s second quarter. Conversely, division operating income for the third quarter and first three quarters of fiscal 2014 was negatively impacted by over $500,000 of real estate tax adjustments resulting from new tax assessments recently received at several of our hotels. Comparisons of our fiscal 2014 results to the prior year were favorably impacted by the fact that operating income during our third quarter and first three quarters of fiscal 2013 was negatively impacted by the resolution of all material lawsuits related to the Platinum Hotel & Spa in Las Vegas, Nevada during our second and third quarters of fiscal 2013, adding $1.4 million and $3.0 million, respectively, of costs to our fiscal 2013 third quarter and first three quarters operating results.

The following table sets forth certain operating statistics for the third quarter and first three quarters of fiscal 2014 and 2013, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	Third Quarter(1)				First Three Quarters(2)
			Variance				Variance
	F2014	F2013	Amt.	Pct.	F2014	F2013	Amt.	Pct.
Occupancy pct.	59.2%	57.9%	1.3 pts	2.2%	74.5%	74.0%	0.5 pts	0.7%
ADR	$122.31	$121.96	$0.35	0.3%	$144.59	$140.70	$3.89	2.8%
RevPAR	$72.36	$70.58	$1.78	2.5%	$107.65	$104.08	$3.57	3.4%

(1)	These operating statistics represent averages of our nine distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

(2)	These operating statistics represent averages of eight of our distinct comparable company-owned hotels and resort. We did not own The Cornhusker, A Marriott Hotel, during the entire 2013 period and as a result, this hotel’s results are not included in the statistics presented.

RevPAR increased at six of our nine comparable company-owned properties during the third quarter of fiscal 2014 and six of our eight comparable company-owned properties during the first three quarters of fiscal 2014 compared to the same periods last year. According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2014 third quarter and first three quarters results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 6.0% and 5.5% during our fiscal 2014 third quarter and first three quarters, respectfully. We believe our RevPAR increases during the third quarter of fiscal 2014 were likely negatively impacted by a difficult comparison in the Chicago hotel market (even though our hotel outperformed the market), a difficult Midwestern winter, a recent increase in room supply in our Milwaukee market and the fact that we had rooms out of service at our Pfister Hotel as a result of the tower building room renovation currently underway.

The lodging industry continued to recover at a steady pace during the third quarter and first three quarters of our fiscal 2014 after several very difficult years. Fiscal 2014 third quarter and first three quarters occupancy rates showed improvement over the same periods during the prior year and continue to be at record levels for this division, significantly higher than they were prior to the recession-driven downturn in the hotel industry. However, one of the challenges facing our hotels and resorts division, and the industry as a whole, has been an overall decline in ADR compared to pre-recession levels. Although our ADR during the first three quarters of fiscal 2014 is still approximately 2.4% below pre-recession fiscal 2008 levels, recent trends in ADR have been positive, and we are pleased to report our 13th straight quarter of year-over-year ADR increases during our fiscal 2014 third quarter. Our ADR increase during the third quarter of fiscal 2014 compared to the same period last year was smaller than recent quarterly comparisons due in part to an intentional strategy at one of our Milwaukee hotels to increase occupancy by lowering our ADR.

Leisure travel remained strong during the first three quarters of fiscal 2014, although the difficult winter weather in the Midwest likely impacted this customer segment during the third quarter of fiscal 2014. Leisure customers tend to be very loyal to online travel agencies, which is one of the reasons why we continue to experience rate pressure. While we have been selective in choosing the online portals to which we grant access to our inventory, such portals are part of the booking landscape today and our goal is to use them in the most efficient way possible. Non-group business travel was also strong during the fiscal 2014 periods. Non-group travelers have increasingly looked for package deals, whether it is with parking, breakfast or access to club rooms like the ones we recently added to our Pfister Hotel and Grand Geneva Resort and Spa.

Group business has been steady as well, and we experienced a growth in group business during our third quarter of fiscal 2014, favorably impacting our more group-oriented hotels compared to the prior year third quarter. The improved group occupancy this quarter contributed to our strong 8.1% increase in food and beverage revenues during the third quarter of fiscal 2014 compared to the same period last year. The challenge with group business continues to be a tendency towards smaller, shorter meetings, often booked and executed within a window as short as 90 days. When meeting planners are working on such short notice, we believe we have distinct advantages that help us secure the business due to our strength and capabilities in amenities needed to make a meeting successful, such as special audio-visual needs, restaurant and catering options and club rooms. Our overall group booking pace through the third quarter of fiscal 2014 is approximately equal to the prior year period.

The above-described change in our RevPAR mix has had the effect of limiting our ability to rapidly increase our operating margins during the ongoing United States economic recovery. Approximately 19% of the revenue increases that we experienced during the first three quarters of fiscal 2014 flowed through to our operating income (after adjusting for the impact of The Cornhusker, a Marriott Hotel, described above and certain legal costs incurred during the prior year period related to our Las Vegas property), compared to a 50% flow through that we would target during a higher ADR environment. Operating costs traditionally increase as occupancy increases, which usually negatively impacts our operating margins until we also begin to achieve corresponding improvements in our ADR. The fact that a larger percentage of our hotel division revenue increase resulted from food and beverage revenues during the first three quarters of fiscal 2014 also contributed to the lower flow through percentage, as food and beverage revenues typically have lower operating margins than do room revenues.

We are encouraged by the fact that six of our nine comparable company-owned properties reported increases in ADR during the third quarter and seven of our eight comparable properties reported increases in ADR during the first three quarters of fiscal 2014 compared to the same periods last year, and the gap between our ADR for such periods and our pre-recession ADR was the smallest it has been since the recession. We hope that the recent increases we have experienced in our ADR will continue, but in order to realize ADRs at or above pre-recession levels, we believe we will need to continue to regain the ability to increase prices for our business and group travelers and continue to shift the customer mix away from lower priced customer segments (such as those using alternate internet booking channels).

Whether the current positive trends continue depends in large part on the economic environment in which we operate, as hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product. We generally expect our favorable revenue trends to continue in future periods and to track with overall industry trends, which we believe would result in continued improved operating results in this division. We will continue to have rooms out of service at The Pfister Hotel during the fourth quarter of fiscal 2014, which will have a slight negative impact on our reported results for the fourth quarter and full-year fiscal 2014.

At the beginning of our fiscal 2014 second quarter, we opened our second Miller Time Pub & Grill restaurant as part of the multi-million dollar renovation currently underway at The Cornhusker, a Marriott Hotel, and we are pleased with the initial guest and local response to this new restaurant. The extensive renovation of The Cornhusker is nearing completion, with all 297 guest rooms now completed and work now underway to update the lobby, public space and meeting rooms in this landmark property. In addition, the renovation of the Westin Atlanta Perimeter North in Atlanta, Georgia is currently underway as well. We have an 11% interest in the joint venture that owns this hotel. As noted above, we have also recently begun a major renovation of the guest rooms in the tower addition of The Pfister Hotel in Milwaukee, Wisconsin.

During the third quarter of fiscal 2014, we announced plans to convert our company-owned Four Points by Sheraton Chicago Downtown/Magnificent Mile property into one of the first AC Hotels by Marriott in the United States. We believe this stylish, urban lifestyle brand, which was originally launched in Europe and now includes nearly 80 hotels, will be a perfect fit for our Chicago location. We expect to begin the conversion of this hotel by Fall 2014, with a goal of being completed by Spring 2015.

We have a number of additional potential growth opportunities that we are currently pursuing. The timing and nature of the opportunities may vary and include pure management contracts, management contracts with equity and joint venture investments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $175 million of unused credit lines as of the end of our fiscal 2014 third quarter, will be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2014.

Current maturities of long-term debt on our balance sheet as of February 27, 2014 included a $20.8 million mortgage related to our downtown Chicago hotel, which matures in June 2014. We currently expect to refinance this debt agreement during the fourth quarter of fiscal 2014, at which time these borrowings would be reclassified as long-term debt.

Financial Condition

Net cash provided by operating activities increased by $4.9 million during the first three quarters of fiscal 2014 to $47.2 million, compared to $42.3 million during the first three quarters of the prior year. The increase was due primarily to increased net earnings (after adjusting for the above-described income from extinguishment of debt that we recorded in the prior year) and the favorable timing in the payment of income taxes, accrued compensation and other accrued liabilities, partially offset by the unfavorable timing of the payment of accounts payable, the collection of accounts and notes receivable and the change in deferred income taxes.

Net cash used in investing activities during the first three quarters of fiscal 2014 totaled $33.1 million, compared to $18.7 million during the first three quarters of fiscal 2013. The increase in net cash used in investing activities was the result of increased capital expenditures, partially offset by increased proceeds from the disposal of property, equipment and other assets related to the sale of a land parcel adjacent to one of our theatres and the sale of our minority equity interest in the Westin Columbus hotel during the fiscal 2014 period. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $33.1 million during the first three quarters of fiscal 2014 compared to $14.6 million during the first three quarters of the prior year. We did not incur any acquisition-related capital expenditures or capital expenditures related to developing new theatres or hotels during the fiscal 2014 and 2013 reported periods.

Capital expenditures for the first three quarters of fiscal 2014 included approximately $20.9 million incurred in our theatre division, including costs associated with the addition of DreamLounger recliner seating, our Take Five Lounge and Zaffiro’s Express food and beverage concepts, and UltraScreen DLX and UltraScreen premium large format screens at selected theatres, each as described in the Theatre section above. We also incurred capital expenditures in our hotel division during the first three quarters of fiscal 2014 of approximately $12.1 million, including costs associated with the renovations of The Cornhusker, a Marriott Hotel, and The Pfister Hotel. Capital expenditures during the first three quarters of fiscal 2013 included approximately $7.9 million incurred in our theatre division, including costs associated with the completion of a Zaffiro’s Pizzeria & Bar and UltraScreen at two of our theatres, several additional digital projection system installations, as well as several theatre renovations. Our hotels and resorts division incurred capital expenditures totaling approximately $6.6 million during the first three quarters of fiscal 2013, including the renovation of the Monarch Lounge at our Hilton Milwaukee property and preliminary expenditures related to the renovation of The Cornhusker.

Net cash used in financing activities during the first three quarters of fiscal 2014 totaled $20.1 million compared to $20.9 million during the first three quarters of fiscal 2013. The small decrease in net cash used in financing activities was due to a significant decrease in share repurchases and dividends paid during the first three quarters of fiscal 2014 compared to the same period last year, offset by a net decrease in our debt during the first three quarters of fiscal 2014 compared to a net increase in our debt during the same period last year.

We used excess cash during both periods to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, we added $76.5 million of new debt (including $50 million of senior notes issued during the first quarter of fiscal 2014), and we made $86.4 million of principal payments on long-term debt during the first three quarters of fiscal 2014 (net reduction in long-term debt of $9.9 million). During the third quarter of fiscal 2013, we entered into a new credit agreement and paid off all borrowings under our old facility, replacing them with borrowings under our new agreement. As a result, we added $231.1 million of new debt and we made $198.0 million of principal payments on long-term debt during the first three quarters of fiscal 2013 (net increase in long-term debt of $33.1 million, excluding the assumption of The Cornhusker, a Marriott Hotel, existing mortgage in conjunction with our acquisition of that hotel). Our debt-to-capitalization ratio was 0.42 at February 27, 2014 compared to 0.44 at our fiscal 2013 year-end.

We repurchased approximately 288,000 shares of our common stock for approximately $3.7 million during the first three quarters of fiscal 2014 in conjunction with the exercise of stock options and the purchase of shares in the open market, compared to approximately 1.8 million shares repurchased for approximately $20.4 million during the first three quarters of fiscal 2013. As of February 27, 2014, approximately 3.3 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. We expect that any future repurchases will be executed on the open market or in privately-negotiated transactions depending upon a number of factors, including prevailing market conditions.

We paid regular quarterly dividend payments during the first three quarters of fiscal 2014 totaling $6.7 million. During our third quarter of fiscal 2013, we paid a special cash dividend of $1.00 per share and accelerated the quarterly cash dividends that we typically would have paid in February and May of 2013 to the December 2012 special dividend payment date. The total combined dividend payment that we made on December 28, 2012 was approximately $30.9 million and the total dividend payments that we made during the first three quarters of fiscal 2013 were $35.6 million. During the first three quarters of fiscal 2014, we made distributions to noncontrolling interests of $1.1 million.

As of February 27, 2014, barring any growth opportunities that could arise in the remaining months, we believe our actual fiscal 2014 capital expenditures may approximate $60-$70 million, with as much as $50 million of that amount scheduled to be expended in our theatre division. The actual timing and extent of the implementation of all of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.

We also continue to pursue an opportunity to be the developer of a previously-described mixed-use retail development known as The Corners of Brookfield in Brookfield, Wisconsin. During the third quarter of fiscal 2014, the local government approved the tax incremental funding (TIF) district that will provide financial support for certain infrastructure costs related to this project. We also continued our negotiations with our potential equity partners with respect to a preliminary joint venture structure that would include a minority ownership interest for us. The project also requires a sufficient number of leases to satisfy financing requirements, and we believe that we made progress on this matter during the third quarter of fiscal 2014 as well. We are currently working to meet the necessary milestones in order to begin construction later this summer or early fall, with a revised planned project opening date of September 2016. Our agreements with Von Maur and the Town of Brookfield, as well as our agreement with the majority of our other future tenants, allow for the later opening.

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

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 30, 2013. No material change to such risk factors has occurred during the 39 weeks ended February 27, 2014.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
November 29 – December 26	8,000	$13.10	8,000	3,500,327
December 27 – January 23	127,822	13.20	127,822	3,372,505
January 24 – February 27	55,594	13.21	55,594	3,316,911
Total	191,416	$13.19	191,416	3,316,911

(1)	Through February 27, 2014, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of February 27, 2014, we had repurchased approximately 8.4 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from The Marcus Corporation’s Quarterly Report on Form 10-Q for the quarter ended February 27, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: April 8, 2014	By:	/s/ Gregory S. Marcus
Gregory S. Marcus President and Chief Executive Officer

DATE: April 8, 2014	By:	/s/ Douglas A. Neis
Douglas A. Neis Chief Financial Officer and Treasurer

S-1