Form 10-K
period 2014-05-29
MARCUS CORP
filed 2014-08-12
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 29, 2014

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

The aggregate market value of the registrant’s common equity held by non-affiliates as of November 28, 2013 was approximately $253,734,160. This value includes all shares of the registrant’s common stock, except for treasury shares and shares beneficially owned by the registrant’s directors and executive officers listed in Part I below.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding at August 5, 2014 – 18,637,009

Class B common stock outstanding at August 5, 2014 – 8,731,786

Portions of the registrant’s definitive Proxy Statement for its 2014 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year, will be incorporated by reference into Part III to the extent indicated therein upon such filing.

PART I

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K and the accompanying annual report to shareholders, particularly in the Shareholders’ Letter and Management’s Discussion and Analysis, are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division, as well as other industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (2) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (3) the effects on our occupancy and room rates of the relative industry supply of available rooms at comparable lodging facilities in our markets; (4) the effects of competitive conditions in our markets; (5) our ability to achieve expected benefits and performance from our strategic initiatives and acquisitions; (6) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, impairment losses, and preopening and start-up costs due to the capital intensive nature of our businesses; (7) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (8) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; and (9) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States or incidents such as the tragedy in a movie theatre in Colorado in July 2012. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-K and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.	Business.

General

We are engaged primarily in two business segments: movie theatres and hotels and resorts.

As of May 29, 2014, our theatre operations included 55 movie theatres with 685 screens throughout Wisconsin, Illinois, Iowa, Minnesota, Nebraska, North Dakota and Ohio, including two movie theatres with 11 screens in Wisconsin and Nebraska owned by third parties and managed by us. We also operate a family entertainment center, Funset Boulevard, that is adjacent to one of our theatres in Appleton, Wisconsin. As of the date of this Annual Report, we are the 5th largest theatre circuit in the United States.

As of May 29, 2014, our hotels and resorts operations included nine wholly-owned or majority-owned and operated hotels and resorts in Wisconsin, Illinois, Missouri, Nebraska and Oklahoma. We also manage 10 hotels, resorts and other properties for third parties in Wisconsin, California, Georgia, Minnesota, Nevada and Texas. As of May 29, 2014, we owned or managed approximately 5,139 hotel and resort rooms.

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

Strategic Plans

Please see our discussion under “Current Plans” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Theatre Operations

At the end of fiscal 2014, we owned or operated 55 movie theatre locations with a total of 685 screens in Wisconsin, Illinois, Iowa, Minnesota, Nebraska, North Dakota and Ohio. We averaged 12.5 screens per location at the end of fiscal 2014, equal to the number of average screens per location at the end of fiscal 2013. We averaged 12.4 screens per location at the end of fiscal 2012. Included in the fiscal 2014, fiscal 2013 and fiscal 2012 totals are two theatres with 11 screens that we manage for other owners. Our 53 company-owned facilities include 34 megaplex theatres (12 or more screens), representing approximately 77% of our total screens, 18 multiplex theatres (two to 11 screens) and one single-screen theatre. At fiscal year-end, we operated 657 first-run screens, 11 of which we operated under management contracts, and 28 budget-oriented screens.

During fiscal 2014, we announced that we were investing $50 million to further enhance the movie-going experience and amenities in our existing theatres. These investments include:

DreamLoungerSM recliner additions. These luxurious, state-of-the-art leather recliners allow guests to go from upright to a full-recline position in seconds. These seat changes require full auditorium remodels to accommodate the necessary 84 inches of legroom, resulting in the loss of approximately 50% or more of the existing seats in an average auditorium. We initially introduced this premium seating concept during the first quarter of fiscal 2014 when we renamed the 20 Grand Cinema the Majestic Cinema of Omaha following an extensive renovation. The initial guest response to this new feature was outstanding, and we added DreamLounger seating to every auditorium at three more theatres in time for the 2013 Christmas season. By the end of May 2014, we added DreamLoungers to all auditoriums in four additional theatres. As a result, as of May 29, 2014, eight theatres, representing 15% of our company-owned theatres and 19% of our screens, offered this innovative new amenity. To date, the addition of DreamLoungers has significantly increased attendance at each applicable theatre, outperforming nearby competitive theatres as well as growing the overall market attendance in most cases. We are currently evaluating opportunities to add our DreamLounger premium seating to three to five additional theatres during fiscal 2015, in addition to our new theatre in Sun Prairie, Wisconsin.

UltraScreen® DLX™ (DreamLounger eXperience) conversions. We introduced one of the first premium, large-format (PLF) presentations to the industry when we rolled out our proprietary UltraScreen concept in 1999. During fiscal 2014, we introduced our UltraScreen DLX concept by combining our premium, large-format presentation with DreamLounger premium seating and Dolby® Atmos™ immersive sound to elevate the movie-going experience for our guests. By the end of May 2014, we had converted 11 large-format screens to the UltraScreen DLX concept. As of May 29, 2014, we also had nine traditional UltraScreens in operation, including a new UltraScreen auditorium at our Gurnee, Illinois theatre, which opened in November 2013. As a result, approximately 35% of our company-owned theatres offer a premium, large format option to its customers, which we believe is one of the highest percentages in the industry. Our UltraScreens generally have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens, and we charge a premium price to our guests for this experience. We are currently evaluating opportunities to convert or add up to four additional UltraScreen DLX auditoriums during fiscal 2015.

Signature cocktail and dining concepts. We continue to further enhance our food and beverage offerings within our existing theatres. We believe our 50-plus years of food and beverage experience in the hotel and restaurant businesses provides us with a unique advantage and expertise that we can leverage to further grow revenues in this area. The concepts we are currently expanding include:

•	Take Five Lounge – these full-service bars offer an inviting atmosphere and a chef-inspired dining menu, along with a complete selection of cocktails, locally-brewed beers and wines. We opened our fifth and sixth Take Five Lounges during our fiscal 2014 first quarter at a theatre in Madison, Wisconsin and at our renovated Majestic Cinema of Omaha. By the end of the summer of 2014, we will have added Take Five Lounges to five additional theatres, nearly doubling our number of theatres with this concept to 11, representing approximately 21% of our total theatres. We are currently evaluating opportunities to add up to four additional Take Five Lounges during fiscal 2015.

•	Zaffiro’s Express – these outlets offer lobby dining that includes appetizers, sandwiches, salads, desserts and our signature Zaffiro’s THINCREDIBLE® handmade thin-crust pizza. We opened our fifth and sixth Zaffiro’s Express outlets during our fiscal 2014 first quarter at a theatre in Madison, Wisconsin and our renovated Majestic Cinema of Omaha. By the end of the summer of 2014, we expect to have added Zaffiro’s Express outlets to five additional theatres, nearly doubling our number of theatres with this concept to 11, representing approximately 21% of our total theatres. We also operate three Zaffiro’s Pizzeria and Bar full-service restaurants, including a location opened at our New Berlin, Wisconsin theatre in fiscal 2013. We are currently evaluating opportunities to add up to two additional Zaffiro’s Express outlets during fiscal 2015.

•	Big Screen BistroSM – this concept offers full-service, in-theatre dining with a complete menu of drinks and chef-prepared salads, sandwiches, entrées and desserts. Originally offered in eight owned and managed screens at two locations, by the end of the summer of 2014, we expect to have expanded this amenity to three screens at each of three additional theatres. In addition to our new theatre being built in Sun Prairie, Wisconsin and the possibility of building our first stand-alone Big Screen Bistro, we have identified at least two additional existing locations that will be considered for this concept during fiscal 2015.

The Palace at Sun Prairie. Our newest entertainment destination is currently under construction in Sun Prairie, Wisconsin and will combine all the innovations we are currently expanding across the circuit. Named the Palace at Sun Prairie, this new 12-screen theatre will feature all-reserved DreamLounger recliner seating in every auditorium, two UltraScreen DLX auditoriums, four Big Screen Bistro auditoriums, a Zaffiro’s Express and a Take Five Lounge. We currently expect this new, state-of-the-art theatre to open in February 2015.

We rolled out “$5 Tuesday” and “$5 Student Thursday” promotions at every theatre in our circuit in mid-November 2013 after a successful test in several markets during the fall. Coupled with a free 44-oz popcorn for a temporary time period and an aggressive marketing campaign, our goal was to increase overall attendance by reaching mid-week value customers who may have reduced their movie-going frequency or stopped going to the movies because of price. We have seen our Tuesday attendance increase dramatically since the introduction of the new promotion. We believe this promotion has created another “weekend” day for us, without adversely impacting the movie-going habits of our regular weekend customers.

We launched a new customer loyalty program called Magical Movie Rewards on March 30, 2014. Designed to enhance the movie-going experience for our customers, as of the end of July 2014, we have already exceeded 525,000 members in just four months. The program allows members to earn points for each dollar spent and access special offers only available to members. The rewards are then redeemable at the box office, concession stand or at the many Marcus Theatres food and beverage venues. In addition, we have partnered with Movio, a global leader in data analysis for the cinema industry, in order to allow more targeted communication with our loyalty members. The software will provide us with insight into customer preferences, attendance habits and general demographics, which we expect will help us deliver an enhanced film-going experience to our members.

In September 2013, we launched our Theatre Entertainment Network, offering weekday alternate programming at 29 theatres across our chain. These programs include classic movies, live performances, comedy shows and children’s performances. In January 2014, we launched a new program called Indie Focus. Indie Focus is offered at 11 theatres in six states. The program offers customers the opportunity to view high quality art and independent films.

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

Revenues for the theatre business, and the motion picture industry in general, are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. Consistent with prior years in which blockbusters accounted for a significant portion of our total box office receipts, our top 15 performing films accounted for 39% of our fiscal 2014 box office receipts compared to 38% during fiscal 2013. The following five fiscal 2014 films accounted for approximately 19% of our total box office and produced the greatest box office receipts for our circuit: Frozen, The Hunger Games: Catching Fire, Despicable Me 2, The Lego® Movie and The Hobbit: The Desolation of Smaug.

We obtain our films from several national motion picture production and distribution companies, and we are not dependent on any single motion picture supplier. Our booking, advertising, concession purchases and promotional activities are handled centrally by our administrative staff.

We strive to provide our movie patrons with high-quality picture and sound presentation in clean, comfortable, attractive and contemporary theatre environments. Substantially all of our movie theatre complexes feature digital cinema technology; either digital sound, Dolby or other stereo sound systems; acoustical ceilings; side wall insulation; engineered drapery folds to eliminate sound imbalance, reverberation and distortion; tiled floors; loge seats; cup-holder chair-arms; and computer-controlled heating, air conditioning and ventilation. We offer stadium seating, a tiered seating system that permits unobstructed viewing, at substantially all of our first-run screens. Computerized box offices permit all of our movie theatres to sell tickets in advance. Our theatres are accessible to persons with disabilities and provide wireless headphones for hearing-impaired moviegoers. Other amenities at certain theatres include touch-screen, computerized, self-service ticket kiosks, which simplify advance ticket purchases. We own a minority interest in MovieTickets.com, a joint venture of movie and entertainment companies that was created to sell movie tickets over the internet and represents a large majority of the top 50 market theatre screens throughout the United States and Canada. As a result of our association with MovieTickets.com, moviegoers can buy tickets to movies at any of our first-run theatres via the internet. We also recently enhanced our mobile ticketing capabilities and added the Magical Movie Rewards loyalty program to our downloadable Marcus Theatres mobile application.

We have a master license agreement with a subsidiary of Cinedigm Digital Cinema Corp. to deploy digital cinema systems in the majority of our company-owned theatre locations. Under the terms of the agreement, Cinedigm’s subsidiary purchased the digital projection systems and licensed them to us under a long-term arrangement. The costs to deploy this new technology are being covered primarily through the payment of virtual print fees from studios to our selected implementation company, Cinedigm. Our goals from digital cinema include delivering an improved film presentation to our guests, increasing scheduling flexibility, providing a platform for additional 3D presentations as needed, as well as maximizing the opportunities for alternate programming that may be available with this technology. As of May 29, 2014, we offered digital projection systems at 100% of our first-run screens, including all UltraScreens. As of May 29, 2014, 200 screens, or 31% of our first-run screens, were equipped to show films in digital 3D, including 85% of our UltraScreens. There are approximately 20 3D films scheduled for release during fiscal 2015, with more possibly announced at a later date, compared to 37 digital 3D films that were played in our theatres during fiscal 2014.

We sell food and beverage concessions in all of our movie theatres. We believe that a wide variety of food and beverage items, properly merchandised, increases concession revenue per patron. Although popcorn and soda remain the traditional favorites with moviegoers, we continue to upgrade our available concessions by offering varied choices. For example, some of our theatres offer hot dogs, pizza, ice cream, pretzel bites, frozen yogurt, coffee, mineral water and juices. We have also added self-serve soft drink dispensers and grab-and-go candy, frozen treat and bottled drink kiosks to many of our theatres. In recent years, we have added branded pizza (Zaffiro’s) and branded coffee, ice cream and chocolates – as well as expanded Hot Zone and Zaffiro’s Express concession areas that serve pizza, hamburgers, wraps, sandwiches and other hot appetizers – to selected theatres. Certain of our theatres have also introduced the Take Five Lounge and a multi-use “in-theatre dining” concept we have branded as Big Screen Bistro, primarily featuring regular screenings of first-run movies, with an attached kitchen from which we offer a full menu. As of May 29, 2014, we also offered a separate full-service Zaffiro’s Pizzeria and Bar at three of our theatres. The response to our new food and beverage offerings at these theatres has been positive, and we have plans to duplicate several of these food and beverage concepts at additional locations in the future.

We have a variety of ancillary revenue sources in our theatres, with the largest related to the sale of pre-show and lobby advertising (through our current advertising provider, Screenvision). We also obtain ancillary revenues from corporate and group meeting sales, sponsorships and alternate auditorium uses. In addition, digital technology throughout our circuit has provided us with additional opportunities to obtain non-motion picture programming from other new and existing content providers. The expanded programming, which has included live performances of the Metropolitan Opera, as well as sports, music and other events, has been well received by our customers and has the potential to provide revenue during our theatres’ slower periods. We continue to pursue additional strategies to increase our ancillary revenue sources.

We also own a family entertainment center, Funset Boulevard, adjacent to our 14-screen movie theatre in Appleton, Wisconsin. Funset Boulevard features a 40,000 square foot Hollywood-themed indoor amusement facility that includes a restaurant, party room, laser tag center, virtual reality games, arcade, outdoor miniature golf course and batting cages.

Hotels and Resorts Operations

Owned and Operated Hotels and Resorts

The Pfister Hotel

We own and operate The Pfister Hotel, which is located in downtown Milwaukee, Wisconsin. The Pfister Hotel is a full-service luxury hotel and has 307 guest rooms (including 71 luxury suites), two restaurants, three cocktail lounges and a 275-car parking ramp. The Pfister also has 24,000 square feet of banquet and convention facilities. The Pfister’s banquet and meeting rooms accommodate up to 3,000 people, and the hotel features two large ballrooms, including one of the largest ballrooms in the Milwaukee metropolitan area, with banquet seating for 1,200 people. A portion of The Pfister’s first-floor space is leased for use by retail tenants. In fiscal 2014, we celebrated The Pfister’s 120th anniversary. To commemorate the 120th anniversary, we released a book, The History, Art & Imagery of The Pfister Hotel. The anniversary was also celebrated by the Marcus Family receiving the first Heritage Award at the Historic Hotels of America® gala in November 2013. In fiscal 2012, The Pfister Hotel was ranked among the Top 25 Luxury Hotels in the United States in TripAdvisor’s 10th Annual Traveler’s Choice Awards. This marked the first time that The Pfister Hotel was recognized by TripAdvisor in the luxury hotels category. In fiscal 2014, The Pfister Hotel earned its 38th consecutive four-diamond award from the American Automobile Association, which represents every year the award has been in existence, and earned recognition as the Best Hotel in Milwaukee by U.S. News & World Report. Also, in June 2014, TripAdvisor awarded The Pfister the TripAdvisor® 2014 Certificate of Excellence. The Pfister is a member of Preferred Hotels and Resorts Worldwide Association, an organization of independent luxury hotels and resorts, and the Association of Historic Hotels of America. The Pfister has a signature restaurant named the Mason Street Grill, as well as a state-of-the-art WELL Spa® and salon. In May 2013, we completed a renovation of the 23rd floor of this historic hotel that included an exclusive Pfister VIP Club Lounge and a high-tech executive boardroom. In May 2014, we completed a renovation of the 176-room modern tower of The Pfister. As part of the renovation, we introduced two new club floors with added personalized conveniences and services that include access to the new Pfister VIP Club Lounge and a private attendant.

The Hilton Milwaukee City Center

We own and operate the 729-room Hilton Milwaukee City Center. Several aspects of Hilton’s franchise program have benefited this hotel, including Hilton’s international centralized reservation and marketing system, advertising cooperatives and frequent stay programs. The hotel has two cocktail lounges, three restaurants and an 870-car parking ramp. In August 2012, we completed major renovations to this hotel’s guestrooms, corridors and main lobby and restored the lobby lounge to its original art-deco grandeur. In May 2013, we renovated and reintroduced the first of our new Miller Time Pub & Grill restaurants at this hotel. In fiscal 2014, the Hilton Milwaukee City Center earned its fourth consecutive four-diamond award from the American Automobile Association. Also, in June 2014, TripAdvisor awarded Hilton Milwaukee City Center the TripAdvisor® 2014 Certificate of Excellence.

Hilton Madison at Monona Terrace

We own and operate the 240-room Hilton Madison at Monona Terrace in Madison, Wisconsin. The Hilton Madison, which also benefits from the aspects of Hilton’s franchise program noted above, is connected by skywalk to the Monona Terrace Community and Convention Center, has four meeting rooms totaling 2,400 square feet, an indoor swimming pool, a fitness center, a lounge and a restaurant. At the end of fiscal 2012, we completed a significant renovation to the guestrooms and public spaces at this hotel. In June 2014, TripAdvisor awarded Hilton Madison at Monona Terrace the TripAdvisor® 2014 Certificate of Excellence.

The Grand Geneva Resort & Spa

We own and operate the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin. This full-facility destination resort is located on 1,300 acres and includes 355 guest rooms, over 60,000 square feet of banquet, meeting and exhibit space, over 13,000 square feet of ballroom space, three specialty restaurants, two cocktail lounges, two championship golf courses, a ski hill, indoor and outdoor tennis courts, three swimming pools, a spa and fitness complex, horse stables and an on-site airport. In May 2013, we opened an exclusive Geneva Club Lounge as an added amenity for our guests. In fiscal 2014, the Grand Geneva Resort & Spa earned its 17th consecutive four-diamond award from the American Automobile Association. Also, in June 2014, TripAdvisor awarded the Grand Geneva Resort & Spa the TripAdvisor® 2014 Certificate of Excellence.

Hotel Phillips

We own and operate the Hotel Phillips, a 217-room historic, landmark hotel in Kansas City, Missouri. The Hotel Phillips has conference rooms totaling 5,600 square feet of meeting space, a 2,300 square foot ballroom, a restaurant and a lounge. In fiscal 2012, we completed a renovation to this hotel’s guest rooms, corridor and lobby and an enhancement to the hotel’s historic entry and exterior façade. In June 2014, TripAdvisor awarded the Hotel Phillips the TripAdvisor® 2014 Certificate of Excellence.

InterContinental Milwaukee

We own and operate the InterContinental Milwaukee in Milwaukee, Wisconsin. The InterContinental Milwaukee has 220 rooms, 12,000 square feet of flexible banquet and meeting space, on-site parking, a fitness center, a restaurant and a lounge and is located in the heart of Milwaukee’s theatre and financial district. In June 2014, TripAdvisor awarded the InterContinental Milwaukee the TripAdvisor® 2014 Certificate of Excellence.

Skirvin Hilton

We are the principal equity partner and operator of The Skirvin Hilton hotel in Oklahoma City, Oklahoma, the oldest hotel in Oklahoma. This historic hotel has 225 rooms, including 20 one-bedroom suites and one Presidential Suite. The Skirvin Hilton benefits from the aspects of Hilton’s franchise program noted above and has a restaurant, lounge, fitness center, indoor swimming pool, business center and approximately 18,500 square feet of meeting space. In 2012, the hotel received a Pinnacle Award from Successful Meetings magazine. The hotel also received the Hilton Brand Award of Excellence in 2012. In fiscal 2012, fiscal 2013 and fiscal 2014, The Skirvin Hilton earned recognition as the Best Hotel in Oklahoma City and in the State of Oklahoma by U.S. News & World Report. In fiscal 2014, The Skirvin Hilton earned its 8th consecutive four-diamond award from the American Automobile Association. Our equity interest in this hotel was 60% as of May 29, 2014. Also, in June 2014, TripAdvisor awarded The Skirvin Hilton the TripAdvisor® 2014 Certificate of Excellence.

Four Points by Sheraton Chicago Downtown/Magnificent Mile

Pursuant to a long-term lease, we operate the Four Points by Sheraton Chicago Downtown/Magnificent Mile, a 226-room (including 130 suites) hotel in Chicago, Illinois. The Four Points by Sheraton Chicago Downtown/Magnificent Mile has affordable, well-appointed guest rooms and suites, 3,000 square feet of high-tech meeting rooms, an indoor swimming pool and fitness room and an on-site parking facility. The hotel leases space to two area restaurants. In January 2014, we announced that we will convert the hotel into one of the first AC Hotels by Marriott in the United States. The AC Hotels feature European aesthetics, stylish artifacts, simplistic designs and technology-enabled functional spaces. We expect to begin the conversion in November 2014, with completion currently anticipated by Spring 2015. When completed, the AC by Marriot Chicago will include 226 rooms and 6,000 square-feet of meeting space.

The Cornhusker, A Marriott Hotel

In October 2012, we acquired The Cornhusker Hotel and Office Plaza in downtown Lincoln, Nebraska as a 73% majority owner of a joint venture. In December 2012, we re-affiliated The Cornhusker with Marriott International and renamed the hotel The Cornhusker, A Marriott Hotel. The Cornhusker is a 297-room, full-service hotel with 45,600 square feet of meeting space. The Cornhusker Office Plaza is a seven-story building with a total of 85,592 square feet of net leasable office space. The office building is connected to the hotel by a four-story atrium that is used for local events and exhibits. As majority owner, we manage this property and managed a multi-million dollar renovation of the property that is nearly complete. As a part of this renovation, we opened our second Miller Time Pub & Grill in September 2013. In June 2014, TripAdvisor awarded The Cornhusker, A Marriott Hotel, the TripAdvisor® 2014 Certificate of Excellence.

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

We manage the Crowne Plaza-Northstar Hotel in Minneapolis, Minnesota. The Crowne Plaza-Northstar Hotel is located in downtown Minneapolis and has 222 guest rooms, 13 meeting rooms, 6,370 square feet of ballroom and convention space, a restaurant, a cocktail lounge and an exercise facility. In June 2014, TripAdvisor awarded the Crowne Plaza-Northstar Hotel the TripAdvisor® 2014 Certificate of Excellence.

We manage The Beverly Garland in North Hollywood, California. The Beverly Garland has 255 recently renovated guest rooms, including 12 suites, meeting space for up to 600, including an amphitheater and ballroom, an outdoor swimming pool and lighted tennis courts. The mission-style hotel is located on seven acres near Universal Studios. In June 2014, TripAdvisor awarded The Beverly Garland the TripAdvisor® 2014 Certificate of Excellence.

We also provide hospitality management services, including check-in, housekeeping and maintenance, for a vacation ownership development adjacent to the Grand Geneva Resort & Spa owned by Orange Lake Resort & Country Club of Orlando, Florida. The development includes 68 two-room timeshare units (136 rooms) and a timeshare sales center.

We manage the Hilton Garden Inn Houston NW/Chateau in Houston, Texas. The Hilton Garden Inn has 171 guest rooms, a ballroom, a restaurant, a fitness center, a convenience mart and a swimming pool. The hotel is a part of Chateau Court, a 13-acre, European-style mixed-use development that also includes retail space and an office village. In June 2014, TripAdvisor awarded Hilton Garden Inn Houston NW/Chateau the TripAdvisor® 2014 Certificate of Excellence.

We manage the Hilton Minneapolis/Bloomington in Bloomington, Minnesota. This “business class” hotel offers 257 rooms, an indoor swimming pool, a club level, a fitness center, a business center and 9,100 square feet of meeting space. In fiscal 2012, the Hilton Minneapolis/Bloomington was recognized by Hilton Hotels & Resorts as a 2011 Hilton Brand Award of Excellence recipient. In June 2014, TripAdvisor awarded Hilton Minneapolis/Bloomington the TripAdvisor® 2014 Certificate of Excellence.

We manage and own a 15% minority equity interest in the Sheraton Madison Hotel in Madison, Wisconsin. The Sheraton Madison features 239 rooms and suites, an indoor heated swimming pool, whirlpool, fitness center, a restaurant, lounge and 18,000 square feet of meeting space. The hotel is adjacent to the Alliant Energy Center, which includes more than 150,000 square feet of exhibit space, and is located approximately 1.5 miles from the Monona Terrace Convention Center, the city’s convention center facility. In June 2014, TripAdvisor awarded the Sheraton Madison Hotel the TripAdvisor® 2014 Certificate of Excellence.

In May 2014, we entered into an agreement to manage the Heidel House Resort & Spa in Green Lake, Wisconsin. The resort features 190 full-service rooms and is located on 20 wooded acres on the shore of Green Lake, near Ripon, Wisconsin. The resort has an award-winning spa, three restaurants, two lounges, an ice cream parlor, a 380-guest ballroom, an outdoor space for weddings, indoor and outdoor pools, a beach, a boat rental area, hiking and biking trails, as well as a yacht available for daily excursions. In 2013, it was named as the Best Wisconsin Lakeshore Resort by meeting planners in the Best of Wisconsin Meetings awards.

In October 2012, we acquired, together with two joint venture partners, the Westin Atlanta Perimeter North in Atlanta, Georgia. The Westin Atlanta Perimeter North is a 372-room hotel with 20,000 square feet of meeting space, a restaurant, lounge, business center, fitness center, gift shop and outdoor pool, and 338 parking spaces. We own an 11% minority interest in the hotel and serve as manager of the hotel. Upon its acquisition of the hotel, the joint venture commenced a significant renovation to the guest rooms and public space of this hotel, which was completed in Summer 2014 except for the redesign and launch of a new Southern-inspired, farm-to-table brasserie restaurant. The renovation included a new 20,000 square-foot event space, as well as the addition of two new boardrooms. The renovation also included the opening of a Westin Executive Club Lounge.

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

We manage the Timber Ridge Lodge, an indoor/outdoor water park and condominium complex in Lake Geneva, Wisconsin. The Timber Ridge Lodge is a 225-unit condominium hotel on the same campus as the Grand Geneva Resort & Spa. The Timber Ridge Lodge has meeting rooms totaling 3,640 square feet, a general store, a restaurant-cafe, a snack bar and lounge, a state-of-the-art fitness center and an entertainment arcade. The Timber Ridge Lodge was named a 2014 Traveler’s Choice: Top 25 Hotels for Families in the United States.

We manage the Platinum Hotel & Spa, a condominium hotel in Las Vegas, Nevada just off the Las Vegas Strip, and own the hotel’s public space. The Platinum Hotel & Spa has 255 one and two-bedroom suites. This non-gaming, non-smoking hotel also has an on-site restaurant, lounge, spa and 15,695 square feet of meeting space, including 6,336 square feet of outdoor space. In June 2014, TripAdvisor awarded the Platinum Hotel & Spa the TripAdvisor® 2014 Certificate of Excellence. We own 16 previously unsold condominium units at the Platinum.

We earn ancillary revenue from the catering business of Marcus® Hotels & Resorts. For instance, Marcus Hotels & Resorts was the backstage caterer for those performing at the Marcus Amphitheater during the Summerfest festival in Milwaukee, Wisconsin in fiscal 2014. Marcus Hotels & Resorts is one of the largest caterers in Wisconsin and caters other major events, such as Milwaukee IndyFest and the Milwaukee Air & Water Show.

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

Employees

As of the end of fiscal 2014, we had approximately 6,900 employees, approximately 38% of whom were employed on a part-time basis. A number of our (1) hotel employees at the Crowne Plaza Northstar in Minneapolis, Minnesota are covered by a collective bargaining agreement that expires on April 30, 2019; (2) operating engineers at the Hilton Milwaukee City Center and The Pfister Hotel are covered by collective bargaining agreements that expire on December 31, 2016 and April 30, 2017, respectively; (3) hotel employees at the Hilton Milwaukee City Center and The Pfister Hotel are covered by a collective bargaining agreement that expires on February 14, 2016; and (4) painters in the Hilton Milwaukee City Center and The Pfister Hotel are covered by a collective bargaining agreement that expires on May 31, 2018.

As of the end of fiscal 2014, approximately 9% of our employees were covered by a collective bargaining agreement, of which 0% were covered by an agreement that will expire within one year.

Web Site Information and Other Access to Corporate Documents

Our corporate web site is www.marcuscorp.com. All of our Form 10-Ks, Form 10-Qs and Form 8-Ks, and amendments thereto, are available on this web site as soon as practicable after they have been filed with the SEC. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report. In addition, our corporate governance guidelines and the charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are available on our web site. If you would like us to mail you a copy of our corporate governance guidelines or a committee charter, please contact Thomas F. Kissinger, Senior Executive Vice President, General Counsel and Secretary, The Marcus Corporation, 100 East Wisconsin Avenue, Suite 1900, Milwaukee, Wisconsin 53202-4125.

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

We May Not Achieve the Expected Benefits and Performance of Our Strategic Initiatives and Acquisitions.

Our key strategic initiatives in our theatre and hotels and resorts divisions often require significant capital expenditures to implement. We expect to benefit from revenue enhancements and/or cost savings as a result of these initiatives. However, there can be no assurance that we will be able to generate sufficient cash flow from these initiatives to provide the return on investment we anticipated from the required capital expenditures.

There also can be no assurance that we will be able to generate sufficient cash flow to realize anticipated benefits from any strategic acquisitions that we may enter into. Although we have a history of successfully integrating acquisitions into our existing theatre and hotels and resorts businesses, any acquisition may involve operating risks, such as (1) the difficulty of assimilating and integrating the acquired operations and personnel into our current business; (2) the potential disruption of our ongoing business; (3) the diversion of management’s attention and other resources; (4) the possible inability of management to maintain uniform standards, controls, policies and procedures; (5) the risks of entering markets in which we have little or no expertise; (6) the potential impairment of relationships with employees; (7) the possibility that any liabilities we may incur or assume may prove to be more burdensome than anticipated; and (8) the possibility the acquired property or properties do not perform as expected.

Our Businesses are Heavily Capital Intensive and Preopening and Start-Up Costs, Increasing Depreciation Expenses and Impairment Charges May Adversely Affect Our Financial Results.

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

We periodically consider whether indicators of impairment of long-lived assets held for use are present. Demographic changes, economic conditions and competitive pressures may cause some of our properties to become unprofitable. Deterioration in the performance of our properties could require us to recognize impairment losses, thereby adversely affecting our results of operations.

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

In connection with our proposed mixed use retail development in the Town of Brookfield, Wisconsin, we are subject to various risks, including the following: (1) we may not be able to attract a suitable joint venture partner or sufficient debt capital to proceed with the planned development; (2) we may not be able to meet the requirements necessary to obtain local government financial support for certain infrastructure costs necessary for the development to proceed; (3) we may be unable to lease space on favorable terms at a level necessary for the development to proceed; (4)  construction costs may exceed original estimates or available financing, possibly making the project unfeasible or unprofitable; (5) we may abandon development activities already under way, which may result in additional cost recognition; and (6) occupancy rates and rents of the completed project may not meet projections and, therefore, the project may not be profitable.

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

Failure to Protect Our Information Systems and Other Confidential Information Against Cyber Attacks or Other Information Security Breaches Could Have a Material Adverse Effect on Our Business.

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber attacks. A failure in or breach of our information systems or other confidential information as a result of cyber attacks or other information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, expose us to litigation, increase our costs or cause losses. As cyber and other threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities.

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

Our Results May be Seasonal, Resulting in Unpredictable and Varied Quarterly Results.

Historically, our first fiscal quarter has produced our strongest quarterly operating results because this period coincides with the typically strong summer performance of the movie theatre industry and the summer strength of our lodging business. Our third fiscal quarter has historically produced our weakest quarterly operating results in our hotels and resorts division, primarily due to the effects of reduced travel during the winter months. Our third fiscal quarter for our theatre division has historically been our second strongest quarter, but is heavily dependent upon the quantity and quality of films released during the Thanksgiving to Christmas holiday period.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We own the real estate of a substantial portion of our facilities, including, as of May 29, 2014, The Pfister Hotel, the Hilton Milwaukee City Center, the Hilton Madison at Monona Terrace, the Grand Geneva Resort & Spa, the Hotel Phillips, the InterContinental Milwaukee, The Skirvin Hilton (majority ownership), The Cornhusker, A Marriott Hotel (majority ownership) and the majority of our theatres. We lease the remainder of our facilities. As of May 29, 2014, we also managed two hotels for joint ventures in which we have a minority interest and eight hotels, resorts and other properties and two theatres that are owned by third parties. Additionally, we own properties acquired for the future construction and operation of new facilities. All of our properties are suitably maintained and adequately utilized to cover the respective business segment served.

Our owned, leased and managed properties are summarized, as of May 29, 2014, in the following table:

Business Segment	Total Number of Facilities in Operation	Owned(1)	Leased from Unrelated Parties(2)	Managed for Related Parties	Managed for Unrelated Parties(2)
Theatres:
Movie Theatres	55	45	8	0	2
Family Entertainment Center	1	1	0	0	0
Hotels and Resorts:
Hotels	16	7	1	2	6
Resorts	2	1	0	0	1
Other Properties	1	0	0	0	1
Total	75	54	9	2	10

(1)	Six of the movie theatres are on land leased from unrelated parties. Two of the hotels are owned by joint ventures in which we are the principal equity partner (60% and 73% as of May 29, 2014).

(2)	The eight theatres leased from unrelated parties have a total of 86 screens, and the two theatres managed for unrelated parties have a total of 11 screens. One UltraScreen adjacent to an owned theatre is leased from an unrelated party.

Certain of the individual properties or facilities identified above are subject to purchase money or construction mortgages or commercial lease financing arrangements, but we do not consider these encumbrances, individually or in the aggregate, to be material.

All of our operating property leases expire on various dates after the end of fiscal 2015 (assuming we exercise all of our renewal and extension options).

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Each of our executive officers is identified below together with information about each officer’s age, position and employment history for at least the past five years:

Name	Position	Age
Stephen H. Marcus	Chairman of the Board	79
Gregory S. Marcus	President and Chief Executive Officer	49
Thomas F. Kissinger	Senior Executive Vice President, General Counsel and Secretary of the Marcus Corporation and Interim President of Marcus Hotels and Resorts	54
Douglas A. Neis	Chief Financial Officer and Treasurer	55
Rolando B. Rodriguez	Executive Vice President of The Marcus Corporation and President and Chief Executive Officer of Marcus Theatres Corporation	54

Stephen H. Marcus has been our Chairman of the Board since December 1991. He served as our Chief Executive Officer from December 1988 to January 2009 and as our President from December 1988 until January 2008. Mr. Marcus has worked at our company for 51 years.

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

Thomas F. Kissinger joined our company in August 1993 as our Secretary and Director of Legal Affairs. In August 1995, he was promoted to our General Counsel and Secretary and in October 2004, he was promoted to Vice President, General Counsel and Secretary. On August 26, 2013, he was promoted to Senior Executive Vice President, General Counsel and Secretary. He also is currently serving as Interim President of Marcus Hotels & Resorts. Prior to August 1993, Mr. Kissinger was associated with the law firm of Foley & Lardner LLP for five years.

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

Rolando B. Rodriguez joined our company on August 1, 2013 as our Executive Vice President and President and Chief Executive Officer of Marcus Theatres Corporation. Mr. Rodriguez served as Chief Executive Officer and President and as a board member of Rave Cinemas in Dallas, Texas for two years until its sale in May 2013. Prior to May 2011, he served in various positions with Wal-Mart for five years. He began his career in 1975 at AMC Theatres, serving for 30 years in various positions including senior vice president of North American field operations, senior vice president food & beverage group and executive vice president, North America operations service.

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

From May 28, 2009 to May 29, 2014

Source: Zacks Investment Research, Inc.

	5/28/09	5/27/10	5/26/11	5/31/12	5/30/13	5/29/14

The Marcus Corporation	$100.00	$106.22	$103.25	$135.24	$152.49	$195.77

Composite Peer Group Index(1)	100.00	151.22	165.00	178.86	244.52	299.64

Russell 2000 Index	100.00	137.89	172.89	160.87	213.12	247.55

(1) Weighted 45.0% for the Dow Jones U.S. Hotels Index and 55.0% for the Company-selected Theatre Index.

(b)	Market Information

Our Common Stock, $1 par value, is listed and traded on the New York Stock Exchange under the ticker symbol “MCS.” Our Class B Common Stock, $1 par value, is neither listed nor traded on any exchange. During the first two quarters of fiscal 2013, we paid a dividend of $0.085 per share on our Common Stock and $0.07727 per share on our Class B Common Stock. On December 6, 2012, our board of directors declared a special cash dividend of $1.00 per share on our Common Stock and accelerated payment of the regular quarterly cash dividend that would have been paid to shareholders of our Common Stock for the third and fourth quarters of fiscal 2013 (a total of $0.17 per share of Common Stock). Also on December 6, 2012, our board of directors declared a special cash dividend of $0.90909 per share on our Class B Common Stock and accelerated payment of the regular quarterly cash dividend that would have been paid to shareholders of our Class B Common Stock for the third and fourth quarters of fiscal 2013 (a total of $0.15454 per share of Class B Common Stock). During the first three quarters of fiscal 2014, we paid a dividend of $0.085 per share on our Common Stock and $0.07727 per share on our Class B Common Stock. During the fourth quarter of fiscal 2014, we paid a dividend of $0.095 per share on our Common Stock and $0.08636 per share on our Class B Common Stock.

The following table lists the high and low sale prices of our Common Stock for the periods indicated (NYSE trading information only).

Fiscal 2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$13.35	$15.00	$14.70	$17.82
Low	$11.90	$12.24	$12.86	$13.94

Fiscal 2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$14.37	$13.25	$13.52	$14.07
Low	$12.50	$10.30	$11.45	$11.63

On August 5, 2014, there were 1,398 shareholders of record of our Common Stock and 44 shareholders of record of our Class B Common Stock.

(c)	Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were made in conjunction with the exercise of stock options and the purchase of shares in the open market and pursuant to the publicly announced repurchase authorization described below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
February 28 – March 27	9,352	$16.00	9,352	3,307,559
March 28 – April 24	17,001	16.91	17,001	3,290,558
April 25 – May 29	–	–	–	3,290,558
Total	26,353	$16.58	26,353	3,290,558

(1)	Through May 29, 2014, our Board of Directors had authorized the repurchase of up to 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of May 29, 2014, we had repurchased approximately 8.4 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 6.	Selected Financial Data.

Five-Year Financial Summary

	F2014	F2013	F2012 (3)	F2011	F2010
Operating Results
(in thousands)
Revenues	$447,939	412,836	413,898	377,004	379,069
Net earnings attributable to The Marcus Corp.	$25,001	17,506	22,734	13,558	16,115
Common Stock Data(1)
Net earnings per common share	$.92	.63	.78	.46	.54
Cash dividends per common share	$.35	1.34	.34	.34	.34
Weighted-average shares outstanding (in thousands)	27,150	27,865	29,308	29,657	29,910
Book value per share	$11.95	11.33	11.90	11.42	11.23
Financial Position (in thousands)
Total assets	$768,923	746,696	733,011	694,446	704,411
Long-term debt(2)	$233,557	231,580	106,276	197,232	196,833
Shareholders’ equity attributable to The Marcus Corp.	$326,211	306,702	343,789	339,480	335,796
Capital expenditures and acquisitions	$56,673	23,491	38,017	25,186	25,082
Financial Ratios
Current ratio(2)	.36	.40	.20	.39	.35
Debt/capitalization ratio	.42	.44	.37	.39	.41
Return on average shareholders’ equity	7.9%	5.4%	6.7%	4.0%	4.9%

(1)	All per share and shares outstanding data is on a diluted basis. Earnings per share data is calculated on our Common Stock using the two class method.
(2)	Fiscal 2012 long-term debt excluded $86,093 of mortgage notes and borrowings under our revolving credit agreement with a maturity date during fiscal 2013 that were refinanced and subsequently reclassified as long-term debt. Including these amounts, fiscal 2012 long-term debt was $192,369 and our fiscal 2012 current ratio was 0.39.
(3)	Fiscal 2012 was a 53-week year and the additional week of operations contributed approximately $7,600 in revenues and $1,100 to net earnings, or $0.04 per diluted common share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General

We report our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in May. Fiscal 2014 and fiscal 2013 were 52-week years. Fiscal 2012 was a 53-week year, and our reported results for fiscal 2012 benefited from the additional week of reported operations. Fiscal 2015 will be a 52-week year. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in two business segments: theatres, and hotels and resorts.

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

Consolidated Financial Comparisons

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the past three fiscal years (in millions, except for per share and percentage change data):

			Change F14 v. F13			Change F13 v. F12
	F2014	F2013	Amt.	Pct.	F2012	Amt.	Pct.
Revenues	$447.9	$412.8	$35.1	8.5%	$413.9	$(1.1)	-0.3%
Operating income	48.4	38.2	10.2	26.6%	46.5	(8.3)	-17.9%
Other income (expense)	(10.7)	(3.5)	(7.2)	-203.0%	(9.1)	5.6	61.2%
Net earnings (loss) attributable to noncontrolling interests	(4.1)	5.8	(9.9)	-170.4%	-	5.8	N/A
Net earnings attributable to The Marcus Corporation	$25.0	$17.5	$7.5	42.8%	$22.7	$(5.2)	-23.0%
Net earnings per common share - diluted	$0.92	$0.63	$0.29	46.0%	$0.78	$(0.15)	-19.2%

Fiscal 2014 versus Fiscal 2013

Our revenues, operating income (earnings before other income/expense and income taxes) and net earnings attributable to The Marcus Corporation for fiscal 2014 increased compared to the prior year due to improved operating results from both our theatre and hotels and resorts divisions. Net earnings attributable to The Marcus Corporation were also favorably impacted by a loss attributable to noncontrolling interests during fiscal 2014, compared to earnings attributable to noncontrolling interests during fiscal 2013.

Operating results from our theatre division were favorably impacted by increased attendance due in part to a stronger slate of movies during fiscal 2014 compared to the prior year. In addition, our investments in new features and amenities at select theatres and successful marketing strategies have attracted more moviegoers to our theatres. Comparisons of fiscal 2014 to fiscal 2013 theatre division results also benefited from the fact that fiscal 2013 operating results from our theatre division were negatively impacted by an approximately $1.3 million impairment charge taken in that year.

Operating results from our hotels and resorts division were favorably impacted by higher occupancy rates and average daily room rates during fiscal 2014 compared to the prior year. Comparisons of fiscal 2014 to fiscal 2013 hotels and resorts division results also benefited from the fact that fiscal 2013 operating results were negatively impacted by approximately $3.3 million of pre-tax costs related to the settlement of lawsuits concerning our Las Vegas property, approximately $250,000 of impairment charges and initial operating losses from a new hotel that we acquired during fiscal 2013. We estimate that the total impairment charges from both divisions, together with the legal costs that we incurred in fiscal 2013 in connection with the lawsuits concerning our Las Vegas property, negatively impacted our net earnings per share during fiscal 2013 by approximately $0.10 per share.

Fiscal 2014 operating losses from our corporate items, which include amounts not allocable to the business segments, increased slightly compared to the prior year due in part to increased incentive compensation expenses related to our improved operating results during fiscal 2014 compared to the prior year. Net earnings attributable to The Marcus Corporation during fiscal 2014 were also unfavorably impacted by an increase in interest expense and losses on disposition of property, equipment and other assets, partially offset by a small increase in investment income and reduced equity losses from joint ventures during fiscal 2014 compared to the prior year.

We recognized investment income of $630,000 during fiscal 2014 compared to investment income of approximately $494,000 during the prior year. Investment income includes interest earned on cash, cash equivalents and notes receivable. We currently expect investment income during fiscal 2015 to decrease slightly compared to fiscal 2014 due to the anticipated payoff of a note in our hotels and resorts division.

Our interest expense totaled $10.1 million during fiscal 2014, an increase of approximately $800,000, or 8.1%, compared to interest expense of $9.3 million during fiscal 2013. The increase in interest expense during fiscal 2014 was due in part to the full-year impact of increased borrowings incurred during fiscal 2013. During fiscal 2013, we assumed a mortgage in connection with our acquisition of The Cornhusker, A Marriott Hotel, in Lincoln, Nebraska during the second quarter, and we incurred new borrowings during our third quarter in order to fund the payment of a special dividend.

Our interest expense also increased during fiscal 2014 compared to the prior year due to the fact that, late in our fiscal 2014 first quarter, we issued $50.0 million of unsecured senior notes privately placed with several purchasers. We used the proceeds from the issuance and sale of the notes, which bear interest at 4.02% and mature in 2025, to reduce borrowings under our revolving credit facility with a lower interest rate and for general corporate purposes. Conversely, on the last day of fiscal 2014, we elected to pay off an approximately $21 million fixed rate mortgage related to one of our hotels using borrowings from our revolving credit facility, and we expect our fiscal 2015 interest expense will benefit from this change. Based upon our current expectations that capital expenditures during fiscal 2015 will increase compared to the prior year but that our average interest rate will decrease during fiscal 2015 compared to fiscal 2014, we currently believe our interest expense will not vary significantly during fiscal 2015 compared to fiscal 2014. Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact our actual reported interest expense in future periods.

We reported net losses on disposition of property, equipment and other assets of $993,000 during fiscal 2014, compared to net losses on disposition of property, equipment and other assets of $266,000 during fiscal 2013. Approximately $750,000 of the loss during fiscal 2014 was related to our second quarter sale of our 15% joint venture ownership interest in the Columbus Westin hotel in Columbus, Ohio to our majority partner in that venture. Pursuant to the sale arrangement, we also ceased providing management services for this hotel in December 2013. The remaining losses reported during fiscal 2014 and fiscal 2013 were primarily the result of the write-off of selected furniture, fixtures and equipment that we disposed of in conjunction with renovations at several of our theatre and hotel properties. Fiscal 2013 losses also included losses that we incurred in connection with our disposal of two former restaurant locations.

The timing of our periodic sales of property, equipment and other assets results in variations each year in the gains or losses that we report on dispositions of property, equipment and other assets. We anticipate the potential for additional disposition gains or losses from periodic sales of property, equipment and other assets during fiscal 2015 and beyond. In particular, we may report a significant gain sometime during the next two years from the potential sale of an existing theatre parcel in Madison, Wisconsin that we are replacing with a new theatre. As discussed in more detail in our Current Plans section of this discussion, we also may report significant gains in future years from the potential sale of existing hotel assets.

We reported net equity losses from unconsolidated joint ventures of $250,000 during fiscal 2014 compared to net equity losses from unconsolidated joint ventures of $450,000 during the prior year. Losses during fiscal 2014 and 2013 included our pro-rata share from two hotel joint ventures in which we had a 15% ownership interest, a hotel joint venture that we entered into during fiscal 2013 in which we have an 11% ownership interest and a remaining Baymont 50% joint venture (operating as a Travelodge). As described above, we sold our interest in one of the hotel joint ventures during fiscal 2014 and we also sold the former Baymont hotel during fiscal 2014. We currently do not expect significant variations in net equity gains or losses from unconsolidated joint ventures during fiscal 2015 compared to fiscal 2014, unless we significantly add to the number of joint ventures in which we participate during fiscal 2015.

During the third quarter of fiscal 2013, we refinanced the debt related to The Skirvin Hilton hotel in Oklahoma City, in which we own a 60% interest. In conjunction with that refinancing, approximately $9.8 million of debt originally issued as part of a new markets tax credit structure was cancelled in December 2012 after certain time-related conditions related to the tax credits were met. As a result, we recognized income from the extinguishment of debt of $6.0 million during fiscal 2013, representing the cancellation of the $9.8 million of debt less approximately $3.8 million of deferred fees related to the issuance of the debt. This income from the extinguishment of debt did not impact our reported net earnings attributable to The Marcus Corporation during fiscal 2013 because, pursuant to our interpretation of the terms of the operating agreement with our 40% joint venture partner, we allocated 100% of this income to the noncontrolling interest.

We include the operating results of two majority-owned hotels, The Skirvin Hilton and The Cornhusker, A Marriott Hotel, in the hotels and resorts division revenue and operating income, and we add or deduct the after-tax net earnings or loss attributable to noncontrolling interests to or from net earnings on the consolidated statement of earnings. Net earnings attributable to The Marcus Corporation during fiscal 2014 benefited from an allocation of a loss attributable to noncontrolling interests of $4.1 million related primarily to a late fiscal 2014 settlement with our partners in The Skirvin Hilton hotel. The settlement resulted in a reallocation between partners of the above-referenced income from the extinguishment of debt at The Skirvin Hilton. We estimate that the loss attributable to noncontrolling interests related directly to this legal settlement during fiscal 2014 was approximately $3.6 million before income taxes and favorably impacted our net earnings attributable to The Marcus Corporation after income taxes by approximately $0.08 per share.

We reported income tax expense for fiscal 2014 of $16.8 million, an increase of approximately $5.4 million, or 48.1%, compared to fiscal 2013 income tax expense of $11.4 million. The increase in income tax expense was the result of increased pre-tax earnings during fiscal 2014 compared to the prior year and a slightly higher effective income tax rate. Our effective income tax rate, after adjusting for earnings and losses from noncontrolling interests that are not tax-effected because the entities involved are tax pass-through entities, was 40.2% during fiscal 2014 and 39.3% during fiscal 2013. We currently anticipate that our fiscal 2015 effective income tax rate will remain close to its historical range of 39-40%, excluding any changes in our liability for unrecognized tax benefits or potential changes in federal or state income tax rates.

Weighted-average shares outstanding were 27.2 million during fiscal 2014 and 27.9 million during fiscal 2013. All per share data is presented on a diluted basis.

Fiscal 2013 versus Fiscal 2012

Our revenues, operating income and net earnings attributable to The Marcus Corporation for fiscal 2013 decreased compared to the prior year due to reduced operating results from both our theatre and hotels and resorts divisions and the fact that fiscal 2012 included an additional week of operations that benefited both of our operating divisions. The additional 53rd week of operations contributed approximately $7.6 million in revenues and $2.1 million in operating income to our fiscal 2012 fourth quarter and full year results. After interest expense and income taxes, we estimate that the extra week of operations contributed approximately $1.1 million to our fiscal 2012 net earnings, or $0.04 per diluted common share.

Fiscal 2013 operating results from our theatre division decreased due to a weaker slate of movies and approximately $1.3 million of impairment charges, partially offset by an increase in our average concession sales per person during fiscal 2013 compared to the prior year. Fiscal 2013 operating results from our hotels and resorts division were negatively impacted by approximately $3.3 million of pre-tax costs related to the settlement of lawsuits concerning our Las Vegas property, approximately $250,000 of impairment charges and initial operating losses from a new hotel that we acquired during fiscal 2013, partially offset by the favorable impact of higher occupancy rates and average daily rates during fiscal 2013 compared to the prior year. We estimate that the total impairment charges from both divisions, together with the legal costs that we incurred in fiscal 2013 in connection with the lawsuits concerning our Las Vegas property, negatively impacted our net earnings per share during fiscal 2013 by approximately $0.10 per share.

Fiscal 2013 operating results from our corporate items did not materially change from the prior year. Reduced rental revenues from non-operating real estate and increased expenses related to our proposed retail development in Brookfield, Wisconsin were offset by decreased incentive compensation expenses related to our reduced operating results during fiscal 2013 compared to the prior year. Net earnings attributable to The Marcus Corporation during fiscal 2013 were also unfavorably impacted by a decrease in investment income and an increase in our equity losses from joint ventures, partially offset by reduced losses on disposition of property, equipment and other assets during fiscal 2013 compared to the prior year.

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

We recognized income from the extinguishment of debt during fiscal 2013 of $6.0 million related to the refinancing of debt of The Skirvin Hilton hotel in Oklahoma City described above. This income from the extinguishment of debt did not impact our reported net earnings attributable to The Marcus Corporation during fiscal 2013 because, pursuant to our interpretation of the terms of the operating agreement with our 40% joint venture partner, we allocated 100% of this income to the noncontrolling interest.

We reported net losses on disposition of property, equipment and other assets of $266,000 during fiscal 2013, compared to net losses on disposition of property, equipment and other assets of $759,000 during fiscal 2012. The losses reported during fiscal 2013 and fiscal 2012 were primarily the result of the write-off of selected furniture, fixtures and equipment that we disposed of in conjunction with renovations at several of our hotel properties. Fiscal 2013 losses also included losses that we incurred in connection with our disposal of two former restaurant locations.

We reported net equity losses from unconsolidated joint ventures of $450,000 during fiscal 2013 compared to net equity losses from unconsolidated joint ventures of $200,000 during the prior year. Losses during fiscal 2013 and 2012 included our pro-rata share from two hotel joint ventures in which we have a 15% ownership interest, a new hotel joint venture that we entered into during fiscal 2013 in which we have an 11% ownership interest and our remaining Baymont 50% joint venture (operating as a Travelodge).

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

Current Plans

Our aggregate cash capital expenditures, acquisitions and purchases of interests in and contributions to joint ventures were approximately $58 million during fiscal 2014 compared to $24 million during fiscal 2013 and $38 million during fiscal 2012. We currently anticipate that our fiscal 2015 capital expenditures may be in the $70-$90 million range, excluding any presently unidentified potential acquisitions that may arise during the year. We will, however, continue to monitor our operating results and economic and industry conditions so that we may adjust our plans accordingly.

Our current strategic plans include the following goals and strategies:

Theatres

•	Our current plans for growth in our theatre division include several opportunities for new theatres and screens. Although we continue to review opportunities to build theatres at new locations, we believe those opportunities are limited. We have begun construction of a new theatre in Sun Prairie, Wisconsin as a replacement for a nearby theatre in Madison, Wisconsin, and we are looking for additional sites for new locations. We are also evaluating potential opportunities to expand our Big Screen BistroSM in-theatre dining concept, including evaluating sites for possible stand-alone locations, which would be a new strategy for us.

•	In addition to building new theatres, we believe acquisitions of existing theatres or theatre circuits may also be a viable growth strategy for us. The movie theatre industry is very fragmented, with approximately 50% of United States screens owned by the four largest theatre circuits and the other 50% owned by approximately 800 smaller operators, making it very difficult to predict when acquisition opportunities may arise. We purchased two individual theatres and acquired two theatre circuits during the last seven years, and we will continue to consider additional potential acquisitions in the future. We do not believe that we are geographically constrained, and we believe that we may be able to add value to the right theatre or theatres through our various proprietary amenities and operating expertise.

•	During fiscal 2014, we announced that we were investing $50 million to further enhance the movie-going experience and amenities in our existing theatres. These investments include:

DreamLoungerSM recliner additions. These luxurious, state-of-the-art leather recliners allow guests to go from upright to a full-recline position in seconds. These seat changes require full auditorium remodels to accommodate the necessary 84 inches of legroom, resulting in the loss of approximately 50% or more of the existing seats in an average auditorium. We initially introduced this premium seating concept during the first quarter of fiscal 2014 when we renamed the 20 Grand Cinema the Majestic Cinema of Omaha following an extensive renovation. The initial guest response to this new feature was outstanding, and we added DreamLounger seating to every auditorium at three more theatres in time for the 2013 Christmas season. By the end of May 2014, we added DreamLoungers to all auditoriums in four additional theatres. As a result, as of May 29, 2014, eight theatres, representing 15% of our company-owned theatres and 19% of our screens, offered this innovative new amenity. To date, the addition of DreamLoungers has significantly increased attendance at each applicable theatre, outperforming nearby competitive theatres as well as growing the overall market attendance in most cases. We are currently evaluating opportunities to add our DreamLounger premium seating to three to five additional theatres during fiscal 2015, in addition to our new theatre in Sun Prairie, Wisconsin.

UltraScreen® DLX™ (DreamLounger eXperience) conversions. We introduced one of the first premium, large-format (PLF) presentations to the industry when we rolled out our proprietary UltraScreen concept in 1999. During fiscal 2014, we introduced our UltraScreen DLX concept by combining our premium, large-format presentation with DreamLounger premium seating and Dolby® Atmos™ immersive sound to elevate the movie-going experience for our guests. By the end of May 2014, we had converted 11 large-format screens to the UltraScreen DLX concept. As of May 29, 2014, we also had nine traditional UltraScreens in operation, including a new UltraScreen auditorium at our Gurnee, Illinois theatre, which opened in November 2013. As a result, approximately 35% of our company-owned theatres offer a premium, large format option to its customers, which we believe is also one of the highest percentages in the industry. Our UltraScreens generally have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens, and we charge a premium price to our guests for this experience. We are currently evaluating opportunities to convert or add up to four additional UltraScreen DLX auditoriums during fiscal 2015.

Signature cocktail and dining concepts. We continue to further enhance our food and beverage offerings within our existing theatres. We believe our 50-plus years of food and beverage experience in the hotel and restaurant businesses provides us with a unique advantage and expertise that we can leverage to further grow revenues in this area. The concepts we are currently expanding include:

o	Take Five Lounge – these full-service bars offer an inviting atmosphere and a chef-inspired dining menu, along with a complete selection of cocktails, locally-brewed beers and wines. We opened our fifth and sixth Take Five Lounges during our fiscal 2014 first quarter at a theatre in Madison, Wisconsin and at our renovated Majestic Cinema of Omaha. By the end of the summer of 2014, we will have added Take Five Lounges to five additional theatres, nearly doubling our number of theatres with this concept to 11, representing approximately 21% of our total theatres. We are currently evaluating opportunities to add up to four additional Take Five Lounges during fiscal 2015.

o	Zaffiro’s Express – these outlets offer lobby dining that includes appetizers, sandwiches, salads, desserts and our signature Zaffiro’s THINCREDIBLE® handmade thin-crust pizza. We opened our fifth and sixth Zaffiro’s Express outlets during our fiscal 2014 first quarter at a theatre in Madison, Wisconsin and our renovated Majestic Cinema of Omaha. By the end of the summer of 2014, we expect to have added Zaffiro’s Express outlets to five additional theatres, nearly doubling our number of theatres with this concept to 11, representing approximately 21% of our total theatres. We also operate three Zaffiro’s Pizzeria and Bar full-service restaurants, including a location opened at our New Berlin, Wisconsin theatre in fiscal 2013. We are currently evaluating opportunities to add up to two additional Zaffiro’s Express outlets during fiscal 2015.

o	Big Screen BistroSM – this concept offers full-service, in-theatre dining with a complete menu of drinks and chef-prepared salads, sandwiches, entrées and desserts. Originally offered in eight owned and managed screens at two locations, by the end of the summer of 2014, we expect to have expanded this amenity to three screens at each of three additional theatres. In addition to our new theatre being built in Sun Prairie, Wisconsin and the possibility of building our first stand-alone Big Screen Bistro, we have identified at least two additional existing locations that will be considered for this concept during fiscal 2015.

The Palace at Sun Prairie. Referenced above, our newest entertainment destination is currently under construction in Sun Prairie, Wisconsin and will combine all the innovations we are currently expanding across the circuit. Named the Palace at Sun Prairie, this new 12-screen theatre will feature all-reserved DreamLounger recliner seating in every auditorium, two UltraScreen DLX auditoriums, four Big Screen Bistro auditoriums, a Zaffiro’s Express and a Take Five Lounge. We currently expect this new, state-of-the-art theatre to open in February 2015.

•	With each of these strategies, our goal continues to be to introduce and create entertainment destinations that further define and enhance the customer value proposition for movie-going. We will also continue to maintain and enhance the value of our existing theatre assets by regularly upgrading and remodeling our theatres in order to keep them fresh and new. In order to accomplish the strategies noted above, we currently anticipate that our fiscal 2015 capital expenditures in this division may total approximately $45-$60 million, including approximately $12 million carried over from our fiscal 2014 $50 million plan described above, but excluding any potential acquisitions that may arise.

•	In addition to the growth strategies described above, our theatre division continues to focus on multiple strategies designed to further increase revenues and improve the profitability of our existing theatres. These strategies include various cost control efforts as well as plans to expand ancillary theatre revenues, such as pre-show advertising (our current advertising provider, Screenvision, has reached a tentative agreement to be acquired by NCM Media Networks), lobby advertising, additional corporate and group sales, sponsorships and alternate auditorium uses.

•	The addition of digital technology throughout our circuit (we offer digital cinema projection at 100% of our first-run screens) has provided us with additional opportunities to obtain non-motion picture programming from other new and existing content providers, including live and pre-recorded performances of the Metropolitan Opera, as well as sports, music and other events, at many of our locations. We launched our new Theatre Entertainment Network during fiscal 2014, offering weekday alternate programming at 29 theatres across our chain. The special programming includes classic movies, live performances, comedy shows and children’s performances. We believe this type of programming is more impactful when presented on the big screen and provides an opportunity to expand our audience base beyond traditional moviegoers.

•	In addition, digital 3D presentation of films continues to positively contribute to our box office receipts. We currently have the ability to offer digital 3D presentations in 200, or approximately 31%, of our first-run screens, including the vast majority of our UltraScreens. We have the ability to increase the number of digital 3D capable screens we offer to our guests in the future as needed, based on the number of digital 3D films anticipated to be released during future periods and our customers’ response to these 3D releases.

•	We also have several customer focused strategies designed to elevate our consumer knowledge, expectation and connection, providing us with a competitive advantage and the ability to deliver improved financial performance. New strategies that we introduced during fiscal 2014 include the following:

Marketing initiatives. We rolled out “$5 Tuesday” and “$5 Student Thursday” promotions at every theatre in our circuit in mid-November 2013 after a successful test in several markets during the fall. Coupled with a free 44-oz popcorn for a temporary time period and an aggressive marketing campaign, our goal was to increase overall attendance by reaching mid-week value customers who may have reduced their movie-going frequency or stopped going to the movies because of price. We have seen our Tuesday attendance increase dramatically since the introduction of the new promotion. We believe this promotion has created another “weekend” day for us, without adversely impacting the movie-going habits of our regular weekend customers.

Loyalty program. We launched a new, and what we believe to be a best-in-class, customer loyalty program called Magical Movie Rewards on March 30, 2014. Designed to enhance the movie-going experience for our customers, as of the end of July 2014, we have already exceeded 525,000 members in just four months. The program allows members to earn points for each dollar spent and access special offers only available to members. The rewards are then redeemable at the box office, concession stand or at the many Marcus Theatres food and beverage venues. In addition, we have partnered with Movio, a global leader in data analysis for the cinema industry, in order to allow more targeted communication with our loyalty members. The software will provide us with insight into customer preferences, attendance habits and general demographics, which we expect will help us deliver an enhanced film-going experience to our members.

Technology enhancements. We have recently enhanced our mobile ticketing capabilities and added the Magical Movie Rewards loyalty program to our downloadable Marcus Theatres mobile application. During fiscal 2015, we expect to completely redesign our marcustheatres.com web site, implement a new, enhanced wide-area network in all our theatres and install additional theatre-level technology, such as new ticketing kiosks and digital menu boards and concession advertising monitors. Each of these enhancements are designed to improve customer interactions, both at the theatre and through mobile platforms and other electronic devices.

Hotels and Resorts

•	Our hotels and resorts division is actively seeking opportunities to increase the number of rooms under management. The goal of our new hotel investment business, MCS Capital, under the direction of a well-respected industry veteran with extensive hotel acquisition and development experience, is to seek opportunities whereby we may act as an investment fund sponsor, joint venture partner or sole investor in acquiring additional hotel properties. During fiscal 2013, we added two new hotels to our portfolio, one majority-owned and one minority-owned, both of which we manage. We have a number of additional potential growth opportunities in the pipeline.

•	We also continue to pursue additional management contracts for other owners, some of which may include small equity investments, similar to the investments we have made in the past with strategic equity partners. Although total revenues from an individual hotel management contract are significantly less than from an owned hotel, the operating margins are generally significantly higher due to the fact that all direct costs of operating the property are typically borne by the owner of the property. Management contracts provide us with an opportunity to increase our total number of managed rooms without a significant investment, thereby increasing our returns on equity. We continue to believe that opportunities to acquire high-quality hotels or management contracts at reasonable valuations will be present in the future for well-capitalized companies such as ours. As such, we recently hired another industry veteran who most recently worked for Kimpton Hotels and Restaurants to further our efforts in this area. During the fourth quarter of fiscal 2014, we assumed management of the Heidel House Resort & Spa, a 190-room full-service resort in Green Lake, Wisconsin.

•	Unlike our theatre assets, where the majority of our return on investment comes from the annual cash flow generated by operations, a portion of the return on our hotel investments is derived by effective portfolio management, which includes determining the proper branding strategy for a given asset along with the proper level of investment and upgrades, as well as identifying an effective divestiture strategy for the asset when appropriate. During fiscal 2014, we announced plans to convert our company-owned Four Points by Sheraton Chicago Downtown/Magnificent Mile property into one of the first AC Hotels by Marriott in the United States. We believe this stylish, urban lifestyle brand, which was originally launched in Europe and now includes nearly 80 hotels, will be a perfect fit for our Chicago location. We expect to begin the conversion of this hotel by November 2014, with a goal of completing the conversion by Spring 2015.

•	In addition, we have been very opportunistic in our past hotel investments as we have, on many occasions, acquired assets at favorable terms and then improved the properties and operations to create value. We will continue to evaluate individual hotel assets to determine whether a divestiture strategy may be appropriate for certain assets. It is possible that we may sell all or a portion of a particular hotel or hotels, with the goal of retaining management, during fiscal 2015 and beyond if we determine that such action is in the best interest of our shareholders.

•	Our fiscal 2015 plans for our hotels and resorts division also include continued reinvestment in our existing properties in order to maintain and enhance their value. We opened new concierge and club lounges at our Pfister Hotel and Grand Geneva Resort & Spa during the fourth quarter of fiscal 2013. During fiscal 2014, we completed a major renovation of the guest rooms in the tower addition of The Pfister Hotel in Milwaukee, Wisconsin. In addition, an extensive renovation of The Cornhusker, A Marriott Hotel, in Lincoln, Nebraska is nearing completion, with all 297 guest rooms now completed and work nearly complete to update the lobby, public space and meeting rooms. At the beginning of our fiscal 2014 second quarter, we opened our second Miller Time Pub & Grill restaurant as part of the multi-million dollar renovation of this landmark hotel. We are also managing an extensive remodeling of the Westin® Atlanta Perimeter North in Atlanta, Georgia that is also nearly complete (we are a minority partner in a joint venture that owns the Westin Atlanta). Our fiscal 2015 hotels and resorts capital expenditures, which will include expenditures related to the conversion of our Chicago hotel into an AC Hotel by Marriott and additional reinvestments in our existing assets, as well as possible growth opportunities currently being evaluated, may total up to approximately $25-$30 million, excluding any additional presently unidentified possible acquisitions.

•	In addition to the growth strategies described above, our hotels and resorts division continues to focus on several strategies that are intended to further improve the division’s profitability. These include leveraging our food and beverage expertise for growth, including seeking opportunities to expand our successful in-house restaurant brands, such as Miller Time Pub & Grill, as well as growing our catering and events revenues. We would intend to expand our dining rewards program, Marcus Rewards, to include points for room nights, and further enhance our “Only at Marcus” program that highlights offerings and amenities available to our guests that differentiate us from our competitors. We have also invested in sales, revenue management and internet marketing strategies in an effort to further increase our profitability, as well as human resource and cost improvement strategies designed to achieve operational excellence and improved operating margins.

Corporate

•	In addition to our growth strategies in our operating divisions, we are also leveraging our real estate experience by pursuing an opportunity to be the developer and sponsor of a mixed-use retail development currently proposed on the site of one of our former theatres in the Town of Brookfield, Wisconsin. The project, to be anchored by a Von Maur department store, is expected to include retail, restaurant and residential components with the total cost of the development possibly exceeding $150 million. During fiscal 2014, the local government approved the tax incremental funding (TIF) district that will provide financial support for certain infrastructure costs related to this project. We also continued our negotiations with our potential equity partners with respect to a joint venture structure that would include a minority ownership interest for us, similar to our hotel joint venture structures outlined in our growth strategies described above. The project also requires a sufficient number of leases to satisfy financing requirements, and as of the end of May 2014, we had a significant portion of the available retail space either under lease or in active lease or letter of intent negotiations. We have begun demolition of the existing buildings on the site, and we are currently working to meet the necessary milestones in order to begin construction later this fall, with a planned project opening date of Fall 2016. If the project meets the necessary milestones, then we expect that we will contribute our land to the joint venture, be reimbursed for all of our previously-incurred pre-development costs at commencement of construction and recognize development profit during fiscal 2015, which would favorably impact our reported operating results. If the project does not meet the necessary milestones, then we expect that we will write off our pre-development costs, which would unfavorably impact our fiscal 2015 results, and put the land up for sale, which would likely result in a significant gain at some point in the future.

•	In addition to operational and growth strategies in our operating divisions, we continue to seek additional opportunities to enhance shareholder value, including strategies related to our dividend policy, share repurchases and asset divestitures. We paid a special cash dividend of $1.00 per share of Common Stock and $0.90909 per share of Class B Common Stock in December 2012. We increased our regular quarterly common stock cash dividend by 11.8% during the fourth quarter of fiscal 2014 to $0.095 per share. We also have repurchased over 3.5 million shares of our common stock during the last three fiscal years under our existing Board of Directors stock repurchase authorizations. We will also continue to evaluate opportunities to sell real estate when appropriate, allowing us to benefit from the underlying value of our real estate assets. In addition to the above-mentioned potential sale of a valuable existing theatre parcel in Madison, Wisconsin and/or selected hotels in our portfolio, we plan to evaluate opportunities to sell additional out-parcels at several owned theatre developments, as well as other non-operating and/or non-performing real estate in our portfolio.

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

Theatres

Our oldest and most profitable division is our theatre division. The theatre division contributed 54.3% of our consolidated revenues and 74.6% of our consolidated operating income, excluding corporate items, during fiscal 2014, compared to 53.2% and 79.3%, respectively, during fiscal 2013 and 55.1% and 78.7%, respectively, during fiscal 2012. The theatre division operates motion picture theatres in Wisconsin, Illinois, Ohio, Minnesota, Iowa, North Dakota and Nebraska and a family entertainment center in Wisconsin. The following tables set forth revenues, operating income, operating margin, screens and theatre locations for the last three fiscal years:

			Change F14 v. F13			Change F13 v. F12
	F2014	F2013	Amt.	Pct.	F2012	Amt.	Pct.
	(in millions, except percentages)
Revenues	$243.2	$219.5	$23.7	10.8%	$227.9	$(8.4)	-3.7%
Operating income	$46.5	$40.9	$5.6	13.6%	$47.1	$(6.2)	-13.1%
Operating margin	19.1%	18.6%			20.7%

Number of screens and locations at fiscal year-end (1) (2)	F2014	F2013	F2012
Theatre screens	685	685	694
Theatre locations	55	55	56
Average screens per location	12.5	12.5	12.4

(1)	Includes 11 screens at two locations managed for other owners in all three years.
(2)	Includes 28 budget screens at four locations in fiscal 2014 and 2013, and 21 budget screens at three locations in fiscal 2012. Compared to first-run theatres, budget theatres generally have lower box office revenues and associated film costs, but higher concession sales as a percentage of box office revenues.

The following table provides a further breakdown of the components of revenues for the theatre division for the last three fiscal years:

			Change F14 v. F13			Change F13 v. F12
	F2014	F2013	Amt.	Pct.	F2012	Amt.	Pct.
			(in millions, except percentages)
Box office revenues	$146.0	$134.5	$11.5	8.6%	$142.1	$(7.6)	-5.3%
Concession revenues	84.1	73.2	10.9	14.9%	74.5	(1.3)	-1.7%
Other revenues	13.1	11.8	1.3	10.5%	11.3	0.5	4.3%
Total revenues	$243.2	$219.5	$23.7	10.8%	$227.9	$(8.4)	-3.7%

Fiscal 2014 versus Fiscal 2013

Our theatre division fiscal 2014 revenues and operating income increased compared to the prior year due primarily to an increase in total theatre attendance at comparable theatres and our continued expansion of non-traditional food and beverage items in our theatres, partially offset by a decrease in our average ticket price. Our operating income and operating margin for fiscal 2014 were negatively impacted by approximately $475,000 of additional snow removal costs and $475,000 of additional heating costs, both as a result of unusually harsh winter weather this year. Our operating income and operating margin for fiscal 2013 were negatively impacted by nearly $1.3 million in impairment charges related to two budget-oriented theatres that we have offered for sale and the closing of an eight-screen theatre in Milwaukee, Wisconsin.

Total theatre attendance increased 13.9% during fiscal 2014 compared to the prior year. Fiscal 2014 attendance at comparable theatres increased approximately 14.5% compared to the prior year. The following table indicates our percentage change in comparable theatre attendance during each of the four quarters of fiscal 2014 compared to the same quarters during the prior year:

	Change F14 v. F13
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Comparable theatre attendance	+7.9%	-7.1%	+35.9%	+21.2%

Theatre attendance varies significantly from quarter to quarter due to a variety of factors. Our fiscal 2014 first quarter attendance benefitted from a stronger slate of summer movies compared to the prior year. Conversely, our fiscal 2014 second quarter attendance was impacted by a weaker film slate compared to the prior year, particularly during the months of October and November. In addition, our fiscal 2013 second quarter included the week after Thanksgiving, which includes a traditionally strong holiday weekend, favorably impacting our reported results for our fiscal 2013 second quarter. This year, the week after Thanksgiving was included in our third quarter, contributing to that quarter’s improvement over the prior year quarter. In addition, we believe a combination of several factors contributed to our significant increases in attendance during our fiscal 2014 third and fourth quarters. These factors include increased attendance as a result of our $5 Tuesday promotion and increased attendance at the four theatres where we installed our DreamLounger recliner seating, both of which are described in the Current Plans section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. A stronger film slate also contributed to our increased attendance during our fiscal 2014 third quarter. All of these items contributed to record revenues during fiscal 2014.

We believe that it is particularly noteworthy that, as a result of the investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies that have increased attendance, we outperformed the industry during our fiscal 2014 third and fourth quarters by more than 9%. The following table compares the percentage change in our fiscal 2014 third and fourth quarter box office revenues (compared to the prior year) to the corresponding percentage change in the United States box office receipts during the same periods (as compiled by us from data received from Rentrak, a national box office reporting service for the theatre industry):

	Marcus	U.S.	Diff.

Fiscal 2014 third quarter pct. change in box office revenues	+24.0%	+15.0%	+9.0%
Fiscal 2014 fourth quarter pct. change in box office revenues	+8.2%	-1.1%	+9.3%

Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of a reasonably lengthy “window” between the date a film is released in theatres and the date a film is released to other channels, including video on-demand (VOD) and DVD. These are factors over which we have no control. The national DVD release window decreased slightly during calendar 2013 to 119 days compared to 120 days in calendar 2012 and the approximately 130 days that had been in place for the five of the previous six years. We have expressed our concerns to the studios regarding the impact that a shortened DVD or VOD release window may have on future box office receipts. We have also indicated that we would seek adjustments in the current financial arrangements we have with film studios in the event that the film studios implement shorter release windows.

We believe that the most significant factor contributing to variations in theatre attendance during fiscal 2014, as in other years, was the quantity and quality of films released during the respective quarters compared to the films released during the same quarters of the prior year. Blockbusters (generally defined as films grossing more than $100 million nationally) accounted for a slightly increased percentage of our total box office revenues during fiscal 2014, with our top 15 performing films accounting for 39% of our fiscal 2014 box office revenues compared to 38% during fiscal 2013. The following five top performing fiscal 2014 films accounted for over 19% of the total box office revenues for our circuit: Frozen, The Hunger Games: Catching Fire, Despicable Me 2, The Lego® Movie and The Hobbit: The Desolation of Smaug.

The quantity of wide-release films shown in our theatres and number of wide-release films provided by the seven major studios decreased during fiscal 2014. A film is generally considered a wide release if it is shown on over 600 screens nationally, and these films generally have the greatest impact on box office receipts. We played 124 wide-release films (including 37 digital 3D films) at our theatres during fiscal 2014 compared to 142 wide-release films (including 32 digital 3D films) during fiscal 2013. In total, we played 176 films and 51 alternate content attractions at our theatres during fiscal 2014 compared to 160 films and 60 alternate content attractions during fiscal 2013. Based upon projected film and alternate content availability, we currently estimate that we may show a similar number of films and alternate content events on our screens during fiscal 2015 compared to fiscal 2014. There are currently approximately 20 digital 3D films scheduled to be released by the film industry during our fiscal 2015, although we anticipate that additional 3D films may be announced at a later date. The industry currently has high expectations for the quality of films scheduled to be released during calendar 2015, as the projected slate includes films from well-known series such as The Avengers, The Hunger Games, Mission: Impossible, Fast and Furious, Jurassic Park, James Bond and Star Wars. Generally, an increase in the quantity of films released, particularly from the seven major studios, increases the potential for more blockbusters in any given year, as does an increase in the quantity of films from established film series such as those previously listed. An increase in the quantity of 3D films increases the potential for a higher average ticket price.

During fiscal 2014, our average ticket price decreased 4.8% compared to the prior year, attributable primarily to the introduction of a new “$5 Tuesday” pricing promotion for all movies implemented during the second half of fiscal 2014. Our average ticket price decreased 8.5% and 10.6% during the third and fourth quarters of fiscal 2014, respectively, compared to the third and fourth quarters of fiscal 2013, and we currently expect similar percentage decreases in our average ticket price during the first two quarters of fiscal 2015 compared to the first two quarters of fiscal 2014. We do not believe that changes in film product mix had a significant impact on our average ticket price during fiscal 2014 (more adult-oriented and R-rated films result in a higher average ticket price).

Our average concession sales per person increased 0.7% during fiscal 2014 compared to the prior year. Pricing, concession/food and beverage product mix and film product mix are the three primary factors that impact our concession sales per person. Selected price increases and a change in concession product mix, including increased sales of higher priced non-traditional food and beverage items from our Take Five Lounges, Zaffiro’s Express outlets, Big Screen Bistros and Zaffiro’s Pizzeria & Bar restaurants, were the primary reasons for our increased average concession sales per person during fiscal 2014, partially offset by the impact of the $5 Tuesday free popcorn promotion described in the Current Plans section above. Our average concession sales per person decreased 0.8% and 4.6% during the third and fourth quarters of fiscal 2014, respectively, compared to the third and fourth quarters of fiscal 2013, and we currently expect similar percentage decreases in our average concession sales per person during the first two quarters of fiscal 2015 compared to the first two quarters of fiscal 2014. We do not believe that film product mix (for example, films that appeal to families and teenagers generally produce better than average concession sales) had a significant impact on our average concession sales per person during fiscal 2014. The increase in average concession sales per person contributed approximately $600,000, or approximately 0.4%, of the increase in our concession revenues for comparable theatres during fiscal 2014 compared to the prior year.

Our theatre division’s operating margin increased to 19.1% during fiscal 2014, compared to 18.6% for fiscal 2013. Increased attendance generally favorably impacts our operating margin, particularly because the increased attendance generally has the effect of increasing our high-margin concession revenues and because fixed expenses become a lower percentage of revenues. Other revenues, which include management fees, pre-show advertising income, family entertainment center revenues and gift card breakage income, also increased during fiscal 2014 compared to the prior year due primarily to increased marketing and advertising revenues, contributing to our improved operating margin during fiscal 2014. Conversely, the fact that a higher percentage of our box office revenues were attributable to our highest grossing films contributed to slightly higher film costs during fiscal 2014, negatively impacting our margins compared to the prior year. Higher grossing “blockbuster” films historically have a higher film cost as a percentage of box office revenues than lower grossing films and therefore, our operating margin often is negatively impacted when we have a greater number of higher grossing films. In addition, if a greater portion of our concession revenues are the result of the sale of non-traditional food and beverage items that typically have a higher product cost compared to traditional concession items, operating margins may be negatively impacted to a small extent.

We closed one eight-screen theatre in Milwaukee, Wisconsin during fiscal 2013. We also closed two individual screens at separate theatres during fiscal 2013 in conjunction with the construction of a new Take Five Lounge and UltraScreen at the respective theatres. We currently operate four budget-oriented theatres with 28 total screens that continue to utilize film projection systems. We have no current plans to convert these theatres to digital projection systems, so as a result, our ability to keep these theatres open will depend upon the future availability of film from the studios or the availability of a lower cost digital solution.

During our fiscal 2014 first quarter, Rolando B. Rodriguez joined us as the new president and chief executive officer of Marcus Theatres and executive vice president of The Marcus Corporation. Rolando came to us with extensive experience in the motion picture industry. For the past two years, he served as CEO, president and a board member of Rave Cinemas, which had been the fifth largest theatre circuit in the United States until its sale in May 2013. He also served for 30 years in various positions at AMC Theatres, the world’s second-largest motion picture exhibitor, and spent five years with Wal-Mart as well. He currently serves on the executive board of the National Association of Theatre Owners (NATO) and has won numerous awards in the industry. We believe that Rolando’s proven leadership experience and strong roots in the motion picture exhibition industry make him extremely qualified to build on our theatre division’s long history of success. Rolando succeeded Bruce J. Olson, who retired in September 2013 after a 39-year career with us.

Box office revenues during the summer of 2014 through the date of this filing have decreased compared to last year’s summer results due primarily to a much weaker slate of films, particularly during July. We have continued to outperform the industry during this time period, and we are pleased with the early results from our four newest DreamLounger locations and the continued strength of our $5 Tuesday promotion. Strong performances from films such as Maleficient, The Fault in Our Stars, How to Train Your Dragon 2, 22 Jump Street, Transformers: Age of Extinction, Dawn of the Planet of the Apes and Guardians of the Galaxy have contributed positively to our early fiscal 2015 results.

Fiscal 2013 versus Fiscal 2012

Our theatre division fiscal 2013 revenues and operating income decreased compared to record levels for this division during fiscal 2012 due primarily to a decrease in total theatre attendance at comparable theatres and the fact that we had an additional week of operations included in our fiscal 2012 results, partially offset by an increase in our average concession sales per person. The additional week of operations during fiscal 2012, which included the traditionally strong Memorial Day holiday weekend, contributed approximately $4.7 million and $1.6 million, respectively, to our theatre division revenues and operating income during fiscal 2012 compared to fiscal 2013. Our operating income and operating margin for fiscal 2013 were negatively impacted by nearly $1.3 million in impairment charges related to two budget-oriented theatres that we have offered for sale and the closing of an eight-screen theatre in Milwaukee, Wisconsin.

Total theatre attendance decreased 7.0% during fiscal 2013 compared to the prior year. Fiscal 2013 attendance at comparable theatres decreased approximately 7.4% including the additional week of operations, and 5.6% excluding the additional week, compared to the prior year. The following table indicates our percentage change in comparable theatre attendance during each of the four quarters of fiscal 2013 compared to the same quarters during the prior year (excludes the additional fourth quarter week during fiscal 2012):

	Change F13 v. F12
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Comparable theatre attendance	-13.7%	+16.9%	-9.2%	-8.0%

Theatre attendance can vary significantly from quarter to quarter due to a variety of factors. Our fiscal 2013 first quarter attendance did not include the busy Memorial Day weekend due to its inclusion as the 53rd week during fiscal 2012, which contributed to the decline in attendance during the fiscal 2013 first quarter. We also believe our fiscal 2013 first quarter attendance was negatively impacted by television viewership of the Olympics during three weekends in the latter half of the summer of 2012. Our fiscal 2013 second quarter attendance benefitted by a particularly strong film slate during the months of October and November. Our fiscal 2013 third quarter comparable theatre decrease in attendance was entirely due to a weaker slate of movies during January and February compared to the prior year, which offset a strong December holiday period. Our fiscal 2013 third quarter did not have a very deep slate of movies, as our 16th-40th highest performing films during our fiscal 2013 third quarter significantly underperformed the comparable “middle tier” of films released during the same quarter in fiscal 2012. Our fiscal 2013 fourth quarter comparable theatre attendance decrease was due primarily to the fact that the prior year’s fourth quarter included the release of two blockbuster films that ended up being our highest grossing films of fiscal 2012 – The Hunger Games and The Avengers.

We believe that the most significant factor contributing to variations in theatre attendance during fiscal 2013, as in other years, was the quantity and quality of films released during the respective quarters compared to the films released during the same quarters of the prior year. Blockbusters accounted for a slightly increased percentage of our total box office revenues during fiscal 2013, with our top 15 performing films accounting for 38% of our fiscal 2013 box office revenues compared to 37% during fiscal 2012. The following five top performing fiscal 2013 films accounted for over 17% of the total box office revenues for our circuit: The Dark Knight Rises, Iron Man 3 (3D), The Hobbit: An Unexpected Journey (3D), The Twilight Saga: Breaking Dawn – Part 2 and Skyfall.

The quantity of wide-release films shown in our theatres and number of wide-release films provided by the six major studios decreased during fiscal 2013, which also contributed to our reduced theatre attendance compared to the prior year. We played 142 wide-release films (including 32 digital 3D films) at our theatres during fiscal 2013 compared to 144 wide-release films (including 36 digital 3D films) during fiscal 2012. In total, we played 160 films and 60 alternate content attractions at our theatres during fiscal 2013 compared to 158 films and 81 alternate content attractions during fiscal 2012.

During fiscal 2013, our average ticket price increased 1.9% compared to the prior year, attributable primarily to selected price increases and premium pricing for our digital 3D and UltraScreen attractions. Eight of our top 15 films during fiscal 2013 were available in digital 3D, compared to six of our top 15 films during fiscal 2012, contributing to our small increase in average ticket price compared to the prior year. We do not believe that changes in film product mix had a significant impact on our average ticket price during fiscal 2013. The increase in average ticket price contributed approximately $2.6 million to our box office revenues for comparable theatres during fiscal 2013 compared to the prior year, which partially offset the decrease in box office revenues attributable to reduced attendance during fiscal 2013.

Our average concession sales per person increased 5.7% during fiscal 2013 compared to the prior year. Pricing, concession product mix and film product mix are the three primary factors that impact our concession sales per person. Selected price increases and a change in concession product mix, including increased sales of higher priced non-traditional food and beverage items, were the primary reasons for our increased average concession sales per person during fiscal 2013. We do not believe that film product mix had a significant impact on our average concession sales per person during fiscal 2013. The increase in average concession sales per person contributed approximately $4.0 million to our concession revenues for comparable theatres during fiscal 2013 compared to the prior year, which partially offset the decrease in concession revenues attributable to reduced attendance during fiscal 2013.

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

Hotels and Resorts

The hotels and resorts division contributed 45.6% of our consolidated revenues and 25.4% of our consolidated operating income, excluding corporate items, during fiscal 2014, compared to 46.7% and 20.7%, respectively, during fiscal 2013 and 44.7% and 21.3%, respectively, during fiscal 2012. As of May 29, 2014, the hotels and resorts division majority-owned and operated three full-service hotels in downtown Milwaukee, Wisconsin, a full-facility destination resort in Lake Geneva, Wisconsin and full-service hotels in Madison, Wisconsin, Kansas City, Missouri, Chicago, Illinois, Oklahoma City, Oklahoma and Lincoln, Nebraska. In addition, the hotels and resorts division managed 10 hotels, resorts and other properties for other owners. Included in the 10 managed properties are two hotels owned by joint ventures in which we have a minority interest and two condominium hotels in which we own the public space. The following table sets forth revenues, operating income, operating margin and rooms data for the hotels and resorts division for the last three fiscal years:

			Change F14 v. F13			Change F13 v. F12
	F2014	F2013	Amt.	Pct.	F2012	Amt.	Pct.
			(in millions, except percentages)
Revenues	$204.1	$192.7	$11.4	5.9%	$185.2	$7.5	4.0%
Operating income	$15.8	$10.7	$5.1	48.6%	$12.7	$(2.0)	-16.1%
Operating margin	7.8%	5.5%			6.9%

Available rooms at fiscal year-end	F2014	F2013	F2012
Company-owned	2,817	2,817	2,520
Management contracts with joint ventures	611	799	427
Management contracts with condominium hotels	480	480	480
Management contracts with other owners	1,231	1,300	1,300
Total available rooms	5,139	5,396	4,727

Fiscal 2014 versus Fiscal 2013

Hotels and resorts division revenues increased during fiscal 2014 compared to the prior year due primarily to higher occupancy rates and average daily rates at our comparable hotels and an increase in food and beverage revenues during fiscal 2014 compared to the prior year. Division revenues were also favorably impacted during fiscal 2014 by the addition of a new hotel, The Cornhusker, A Marriott Hotel, during last year’s second quarter. Conversely, division operating income during fiscal 2014 was negatively impacted by approximately $300,000 of real estate tax adjustments resulting from new tax assessments recently received at several of our hotels. We also believe our fiscal 2014 operating income was negatively impacted by the fact that two of our hotels, The Cornhusker, A Marriott Hotel, and The Pfister Hotel, were being renovated during the year. Comparisons of our fiscal 2014 results to the prior year were favorably impacted by the fact that operating income during fiscal 2013 was negatively impacted by the resolution of all material lawsuits related to the Platinum Hotel & Spa in Las Vegas, Nevada, which added $3.3 million of costs to our fiscal 2013 operating results. Our fiscal 2013 operating income was also negatively impacted by an impairment charge of approximately $250,000 related to the closing of the water park at our Hilton Milwaukee hotel.

The following table sets forth certain operating statistics, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

			Change F14 v. F13
Operating Statistics (1)	F2014	F2013	Amt.		Pct.

Occupancy percentage	74.3%	73.6%	0.7	pts	1.0%
ADR	$142.61	$139.48	$3.13		2.2%
RevPAR	$106.02	$102.67	$3.35		3.3%

(1)	These operating statistics represent averages of our comparable eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

According to data received from Smith Travel Research and compiled by us in order to compare our fiscal year results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 6.1% during our fiscal 2014. We believe our RevPAR increases during fiscal 2014 were likely negatively impacted by a difficult comparison in the Chicago hotel market (even though our hotel outperformed the market), a difficult Midwestern winter, a recent increase in room supply in our Milwaukee market and the fact that we had rooms out of service at our Pfister Hotel as a result of the tower building room renovation that was completed at the end of May 2014. RevPAR increased at six of our eight comparable company-owned properties during fiscal 2014 compared to the prior year and, if the two hotels with RevPAR declines (our Chicago hotel and the Pfister Hotel) are excluded, our remaining six comparable company-owned hotels reported a RevPAR increase of 6.2% during fiscal 2014 compared to the prior year, exceeding the national average. Room demand continued to be strong overall, but inconsistent demand from the group business segment contributed to variations in our results by quarter, as evidenced by the table below:

	Change F14 v. F13
	1st Qtr.		2nd Qtr.		3rd Qtr.		4th Qtr.

Occupancy percentage	1.1	pts	0.0	pts	1.3	pts	1.6	pts
ADR	3.1%		3.8%		0.3%		0.9%
RevPAR	4.5%		3.8%		2.5%		3.3%

The lodging industry continued to recover at a steady pace during our fiscal 2014 after several very difficult years. Our overall occupancy rates again showed improvement during fiscal 2014 compared to the prior year and, in fact, continued to be at record levels for this division, significantly higher than they were prior to the recession-driven downturn in the hotel industry. However, one of the biggest challenges facing our hotels and resorts division, and the industry as a whole, has been the overall decline in ADR compared to pre-recession levels. Although our ADR during fiscal 2014 was still approximately 3.1% below pre-recession fiscal 2008 levels, recent trends in ADR continue to be positive, and we were pleased to report our 14th straight quarter of year-over-year ADR increases during our fiscal 2014 fourth quarter. Our ADR increases during the third and fourth quarters of fiscal 2014 compared to the same periods last year were smaller than recent quarterly comparisons due in part to an intentional strategy at one of our Milwaukee hotels to increase occupancy by lowering our ADR.

Leisure travel remained strong during fiscal 2014, although the difficult winter weather in the Midwest likely negatively impacted this customer segment during the third quarter of fiscal 2014. Leisure customers tend to be very loyal to online travel agencies, which is one of the reasons why we continue to experience rate pressure. While we have been selective in choosing the online portals to which we grant access to our inventory, such portals are part of the booking landscape today and our goal is to use them in the most efficient way possible. Non-group business travel was also strong during fiscal 2014. Non-group travelers have increasingly looked for package deals, whether it is with parking, breakfast or access to club rooms like the ones we recently added to our Pfister Hotel and Grand Geneva Resort and Spa.

Group business in total was down slightly during fiscal 2014 and group business remains the segment of our hotels and resorts business that has experienced the greatest ADR pressure. However, improved group occupancy at two of our largest properties contributed to our strong 6.1% increase in food and beverage revenues during fiscal 2014 compared to the prior year. The challenge with group business continues to be a tendency towards smaller, shorter meetings, often booked and executed within a window as short as 90 days. When meeting planners are working on such short notice, we believe we have distinct advantages that help us secure the business due to our strength and capabilities in amenities needed to make a meeting successful, such as special audio-visual needs, restaurant and catering options and club rooms. Our overall group booking pace for fiscal 2015 as of the date of this filing is approximately equal to the recently completed year.

The above-described change in our RevPAR mix has had the effect of limiting our ability to rapidly increase our operating margins during the ongoing United States economic recovery. Approximately 39% and 27%, respectively, of the revenue increases that we experienced during fiscal 2014 and 2013 flowed through to our operating income during those years (after adjusting for the unusual items noted above and excluding the two hotels under renovation during the year, the Cornhusker and the Pfister), compared to a 50% flow through that we would target during a higher ADR environment. Operating costs traditionally increase as occupancy increases, which usually negatively impacts our operating margins until we begin to also achieve significant improvements in our ADR. The fact that a larger percentage of our hotels and resorts division revenue increase resulted from food and beverage revenues during fiscal 2014 also contributed to a lower flow through percentage, as food and beverage revenues typically have lower operating margins than do room revenues.

Notwithstanding that dynamic, we reported our fourth consecutive year-over-year ADR increase during fiscal 2014, with six of our eight comparable company-owned properties reporting increases in ADR during the year, and the gap between our ADR during fiscal 2014 and our pre-recession ADR was the smallest it has been since the recession. We hope that the recent increases we have experienced in our ADR will continue, but in order to realize ADRs at or above pre-recession levels, we believe we will need to continue to regain the ability to increase prices for our business and group travelers and continue a customer mix shift away from lower priced customer segments (such as those using alternate internet booking channels).

Hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product. As a result, the hotel business has historically been a very cyclical business, and these cycles have had many consistent elements over the years. The first sign of recovery in past cycles has been a slow and steady increase in occupancy rates, such as what we, as well as others in our industry, have experienced during the past four years. Historically, the cycle completes itself when ADR and margins return to pre-recession levels. We believe that the recent increases in our ADR are an indication that we have entered that next stage of the recovery cycle, although we cannot predict how long it will take for ADRs and margins to fully recover to pre-recession levels.

According to data from Smith Travel Research, the previous two cycles with positive RevPAR growth lasted 112 months and 65 months. The current cycle is now over 40 months old. Whether the current positive trends continue depends in large part on the economic environment in which we operate. We generally expect our favorable revenue trends to continue in future periods and to generally track the overall industry trends. Exceptions to that may be in the Oklahoma City and Milwaukee markets, which have been experiencing an increase in room supply. In Milwaukee, several new hotels have been built with subsidies that we believe minimize the underlying economics of the hotels themselves. One of these hotels opened during our fiscal 2013 second quarter and two more hotels during the first quarter of our fiscal 2014. An additional 380-room casino hotel near downtown Milwaukee will open in mid-August 2014. Without additional demand, it is possible that our Milwaukee hotels will continue to be negatively impacted to some degree by the new supply in the near term. In general, there has been limited lodging room supply growth on a national basis, although supply growth is beginning to trend up, and the markets in which we compete have experienced supply growth in excess of the national average. Our fiscal 2015 operating results at our Chicago hotel will also likely be negatively impacted by the previously described renovation to convert the hotel to an AC Hotel by Marriott. Conversely, with the renovations completed at the Cornhusker and Pfister hotels, we expect improved performance at both of these properties during fiscal 2015.

During our fiscal 2014 second quarter, our senior executive vice president and general counsel, Thomas F. Kissinger, was named interim president of Marcus Hotels & Resorts. We look forward to continuing to grow our hotel business under his leadership while we seek a permanent replacement for the position.

In addition to our new management contract to operate the Heidel House Resort & Spa, discussed in the Current Plans section above, we have a number of potential growth opportunities in the pipeline that may impact fiscal 2015 operating results. The extent of any such impact will likely depend upon the timing and nature of the opportunity (hotel acquisition, pure management contract, management contract with equity, joint venture investment, or other opportunity).

Fiscal 2013 versus Fiscal 2012

Hotels and resorts division revenues increased during fiscal 2013 compared to the prior year due primarily to higher occupancy rates and average daily rates at our comparable hotels during fiscal 2013 compared to the prior year and the addition of a new hotel, The Cornhusker, A Marriott Hotel, during our fiscal 2013 second quarter. Comparisons to fiscal 2012 revenues were negatively impacted by the fact that the additional week of operations contributed approximately $2.9 million to our hotels and resorts revenues during fiscal 2012.

Operating income and operating margin during fiscal 2013 was negatively impacted by the resolution of all material lawsuits related to the Platinum Hotel & Spa in Las Vegas, Nevada during the year, which added approximately $3.3 million of costs to our fiscal 2013 operating results, compared to approximately $1.4 million of legal expenses related to the various Platinum legal proceedings during fiscal 2012. Our fiscal 2013 operating income was also negatively impacted by anticipated winter-season losses at The Cornhusker, which was not in our portfolio during the prior year, and an impairment charge of approximately $250,000 related to the closing of the water park at our Hilton Milwaukee hotel. In addition, comparisons to fiscal 2012 operating income were negatively impacted by the fact that the additional week of operations contributed approximately $590,000 to our hotels and resorts operating income during fiscal 2012. If not for the Platinum legal costs, The Cornhusker operating results, the impairment charge and the additional week of operations last year, we believe that we would have reported increased operating income and operating margin from our comparable hotels and resorts during fiscal 2013 compared to the prior year.

The following table sets forth certain operating statistics, including our average occupancy percentage, our ADR, and our RevPAR, for company-owned properties:

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

RevPAR increased at seven of our eight comparable company-owned properties during fiscal 2013 compared to the prior year. Room demand continued to be strong overall, but inconsistent demand from the group business segment contributed to variations in our results by quarter, as evidenced by the table below:

	Change F13 v. F12
	1st Qtr.		2nd Qtr.		3rd Qtr.		4th Qtr.

Occupancy percentage	0.7	pts	(0.3	) pts	4.6	pts	(1.3	) pts
ADR	2.9%		1.2%		2.3%		2.4%
RevPAR	3.7%		0.8%		10.7%		0.6%

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

Under the terms of the agreement, the joint venture assumed an existing non-recourse mortgage of $25.7 million, and we recognized a noncontrolling interest of $4.0 million related to LEM Capital’s prior investment in the hotel. We provided the funding for the previously-described renovation as our equity contribution to the joint venture. In accordance with applicable accounting guidance, 100% of the hotel operating results are included in our hotels and resorts division revenues and operating income and the after-tax net earnings attributable to noncontrolling interests is deducted from net earnings on our consolidated statement of earnings (a similar accounting treatment is used for our 60%-owned Skirvin Hilton hotel joint venture).

On October 4, 2012, we entered into a joint venture with Carey Watermark Investors Incorporated and The Arden Group, Inc. to acquire the Westin Atlanta Perimeter North in Atlanta, Georgia. We are an approximately 11% minority partner in the joint venture, and we are managing the hotel and a complete renovation of the property.

Liquidity and Capital Resources

Liquidity

Our movie theatre and hotels and resorts businesses each generate significant and relatively consistent daily amounts of cash, subject to seasonality described above, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of $141 million of unused credit lines at fiscal 2014 year-end, are adequate to support the ongoing operational liquidity needs of our businesses during fiscal 2015.

During fiscal 2013, we entered into a new revolving credit agreement and paid off all borrowings under our old revolving credit facility with borrowings under our new credit agreement. Our revolving credit agreement has three and one-half years remaining at favorable terms (LIBOR plus 1.00% to 1.625%, including a facility fee, based on our borrowing levels). As of May 29, 2014, we were in compliance with the financial covenants set forth in the credit agreement. As of May 29, 2014, our defined consolidated debt to total capitalization ratio was 0.40 and our fixed charge coverage ratio was 5.5, compared to limitations of 0.55 and 3.0, respectively, as specified in the credit agreement. We expect to be able to meet the financial covenants contained in the credit agreement during fiscal 2015.

On June 27, 2013, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with the several purchasers party to the Note Purchase Agreement, pursuant to which we issued and sold $50.0 million in aggregate principal of our 4.02% Senior Notes due August 14, 2025 (the “Notes”) in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The issuance and sale of the Notes closed on August 14, 2013. We used the net proceeds from the issuance and sale of the Notes to reduce existing borrowings under our revolving credit facility and for general corporate purposes.

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

As of May 29, 2014, our consolidated debt to total capitalization ratio (as defined in the Note Purchase Agreement) was 0.40 and our consolidated operating cash flow to fixed charges ratio (as defined in the Note Purchase Agreement) was 5.6. We expect to be able to meet the financial covenants contained in the Note Purchase Agreement during fiscal 2015.

The majority of our other long-term debt consists of additional senior notes and mortgages with limited annual maturities in the next two years - $3.0 million and $29.1 million in fiscal 2015 and 2016, respectively.

Financial Condition

Fiscal 2014 versus Fiscal 2013

Net cash provided by operating activities totaled $66.4 million during fiscal 2014, an increase of $3.2 million, or 5.1%, compared to $63.2 million during fiscal 2013. The increase was due primarily to increased net earnings (exclusive of income from the extinguishment of debt) and the favorable timing of the payment of accrued compensation and other accrued liabilities, partially offset by unfavorable timing of the payment of accounts payable and income taxes.

Net cash used in investing activities during fiscal 2014 totaled $57.7 million compared to $22.6 million during fiscal 2013, an increase of $35.1 million, or 156.0%. The increase in net cash used in investing activities was primarily the result of an increase in capital expenditures, partially offset by a decrease in proceeds from disposals of property, equipment and other assets. Proceeds from the disposal of property, equipment and other assets of $1.9 million during fiscal 2014 related primarily to the sale of two theatre outlots and the sale of our interest in a hotel joint venture. Proceeds from the disposal of property, equipment and other assets of $4.7 million during fiscal 2013 related primarily to the sale of a piece of land originally identified as a possible new theatre site.

Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $56.7 million during fiscal 2014 compared to $22.6 million during fiscal 2013. We incurred capital expenditures of $3.2 million related to the development of a new theatre during fiscal 2014. We did not incur any capital expenditures related to developing new hotels during fiscal 2014, nor did we incur any capital expenditures related to developing new theatres or hotels during fiscal 2013. We incurred approximately $38.0 million of capital expenditures during fiscal 2014 in our theatre division, including the aforementioned costs associated with developing a new theatre in Sun Prairie, Wisconsin, as well as costs associated with the addition of DreamLounger recliner seating, our Take Five Lounge and Zaffiro’s Express food and beverage concepts, and UltraScreen DLX and UltraScreen premium large format screens at selected theatres, each as described in the Current Plans section above. During fiscal 2014, we incurred approximately $18.5 million of capital expenditures in our hotels and resorts division, including costs associated with renovations at The Cornhusker, A Marriott Hotel and The Pfister Hotel properties, as well as other maintenance capital projects at our company-owned hotels and resorts. We incurred approximately $13.3 million of capital expenditures during fiscal 2013 in our theatre division, including costs associated with the completion of a Zaffiro’s Pizzeria and Bar at one theatre, construction of UltraScreens at two theatres and major remodels at four theatres, which included the construction of three new Take Five Lounges. We incurred approximately $9.1 million of capital expenditures during fiscal 2013 in our hotels and resorts division, including costs associated with a rooms renovation at The Pfister Hotel, the renovation of the Monarch Lounge at the Hilton Milwaukee hotel, previously-described renovation costs at The Cornhusker and costs associated with the construction of concierge and club lounges at The Pfister Hotel and Grand Geneva Resort & Spa, as well as other maintenance capital projects at our company-owned hotels and resorts. Our current estimated fiscal 2015 capital expenditures, which we anticipate may be in the $70-$90 million range, are described in greater detail in the Current Plans section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We did not incur any acquisition-related capital expenditures in our theatre division or hotels and resorts division during fiscal 2014. Acquisition-related capital expenditures for our hotels and resorts division totaled $856,000 during fiscal 2013 and consisted primarily of initial cash closing costs and other expenditures that we incurred in connection with our acquisition of The Cornhusker. We did not incur any acquisition-related capital expenditures in our theatre division during fiscal 2013.

Net cash used in financing activities in fiscal 2014 totaled $12.1 million, a decrease of $24.4 million, or 66.8%, compared to $36.5 million during fiscal 2013. The decrease in net cash used in financing activities related entirely to a decrease in share repurchases and dividends paid, partially offset by a decrease in our net debt proceeds during fiscal 2014 compared to the prior year.

We used excess cash during fiscal 2014 and fiscal 2013 to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. We used the proceeds of our issuance and sale of the Notes during fiscal 2014 to pay off borrowings under our revolving credit agreement. In addition, we paid off an existing mortgage on our Chicago hotel at the end of fiscal 2014 with borrowings from our credit facility. Principal payments on long-term debt also included the payment of current maturities of senior notes and mortgages. As a result, we added $145.2 million of new debt and made $147.4 million of principal payments on long-term debt during fiscal 2014 (a net decrease in long-term debt of $2.2 million) compared to $262.6 million of new debt and $240.0 million of principal payments on long-term debt during fiscal 2013 (a net increase in long-term debt of $22.6 million, excluding the assumption of The Cornhusker existing mortgage). We also incurred $316,000 and $1.5 million in debt issuance costs during fiscal 2014 and fiscal 2013, respectively.

Our debt-to-capitalization ratio (excluding our capital lease obligation related to digital cinema projection systems) was 0.42 at May 29, 2014, compared to 0.44 at the prior fiscal year-end. Based upon our current expectations for our fiscal 2015 capital expenditure levels, we anticipate that our total long-term debt and debt-to-capitalization ratio may increase slightly during fiscal 2015. Our actual total long-term debt and debt-to-capitalization ratio at the end of fiscal 2015 are dependent upon, among other things, our actual operating results, capital expenditures, potential acquisitions, asset sales proceeds and potential equity transactions during the year.

During fiscal 2014, we repurchased 314,000 of our common shares for approximately $4.2 million in conjunction with the exercise of stock options and the purchase of shares in the open market, compared to our repurchase of 2,158,000 common shares for approximately $24.6 million during fiscal 2013. We reduced the numbers of shares repurchased during fiscal 2014 due to increases in the price of our common stock, particularly during the second half of fiscal 2014. Early in our fiscal 2013 first quarter, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our common stock. In addition, during our fiscal 2013 third quarter, our Board of Directors authorized the repurchase of up to an additional 3.0 million shares of our common stock. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. As of May 29, 2014, approximately 3.3 million common shares remained available for repurchase under prior repurchase authorizations.

We paid regular quarterly dividends totaling $9.2 million during both fiscal 2014 and 2013. During our third quarter of fiscal 2013, we also paid a special cash dividend of $1.00 per share of Common Stock and $0.90909 per share of Class B Common Stock, totaling approximately $26.4 million, resulting in total combined dividend payments of $35.6 million during fiscal 2013. We increased our regular quarterly common stock cash dividend by 11.8% during the fourth quarter of fiscal 2014 to $0.095 per common share. During fiscal 2014, we made distributions to noncontrolling interests of $2.1 million.

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

Net cash used in investing activities during fiscal 2013 totaled $22.6 million compared to $35.9 million during fiscal 2012, a decrease of $13.3 million, or 37.2%. The decrease in net cash used in investing activities was primarily the result of a decrease in capital expenditures and theatre acquisitions, partially offset by a small increase in proceeds from disposals of property, equipment and other assets. Proceeds from the disposal of property, equipment and other assets of $4.7 million during fiscal 2013 related primarily to the sale of a piece of land originally identified as a possible new theatre site. Proceeds from the disposal of property, equipment and other assets of $4.2 million during fiscal 2012 related primarily to the sale of previously-owned digital projection systems to our digital cinema licensor. In accordance with accounting guidance for sale-leaseback transactions, the difference between the sale proceeds and our book value of the underlying assets resulted in a deferred gain of approximately $635,000 that we are amortizing to earnings over the ten-year life of our master license agreement with our digital cinema licensor.

Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $22.6 million during fiscal 2013 compared to $31.8 million during fiscal 2012. We did not incur any capital expenditures related to developing new theatres or hotels during fiscal 2013 or 2012. We incurred approximately $13.3 million of capital expenditures during fiscal 2013 in our theatre division, including costs associated with the completion of a Zaffiro’s Pizzeria and Bar at one theatre, construction of UltraScreens at two theatres and major remodels at four theatres, which included the construction of three new Take Five Lounges. We incurred approximately $9.1 million of capital expenditures during fiscal 2013 in our hotels and resorts division, including costs associated with a rooms renovation at The Pfister Hotel, the renovation of the Monarch Lounge at the Hilton Milwaukee hotel, previously-described renovation costs at The Cornhusker and costs associated with the construction of concierge and club lounges at The Pfister Hotel and Grand Geneva Resort & Spa, as well as other maintenance capital projects at our company-owned hotels and resorts. We incurred approximately $20.0 million of capital expenditures during fiscal 2012 in our theatre division, including costs associated with our up-front digital cinema contribution in conjunction with our master license agreement, costs associated with a lobby remodel at an existing theatre and expenditures related to the construction of two new Zaffiro’s Pizzeria and Bars in existing theatres. During fiscal 2012, we incurred approximately $11.5 million of capital expenditures in our hotels and resorts division, including costs associated with renovations at our Hilton Madison and Hotel Phillips properties, as well as other maintenance capital projects at our company-owned hotels and resorts.

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

Net cash used in financing activities in fiscal 2013 totaled $36.5 million, an increase of $5.9 million, or 19.1%, compared to $30.6 million during fiscal 2012. The increase in net cash used in financing activities related entirely to increased repurchases of our common shares and increased dividend payments, partially offset by increased net proceeds of long-term debt.

We used excess cash during fiscal 2013 and fiscal 2012 to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. In addition, in conjunction with our entry into a new revolving credit agreement in fiscal 2013, we paid off all borrowings under our old revolving credit facility and replaced them with borrowings under our new credit agreement. Principal payments on long-term debt also included the payment of current maturities of senior notes and mortgages. As a result, we added $262.6 million of new debt and we made $240.0 million of principal payments on long-term debt during fiscal 2013 (a net increase in long-term debt of $22.6 million, excluding the assumption of The Cornhusker existing mortgage) compared to $117.0 million of new debt added and $128.0 million of principal payments made during fiscal 2012 (a net reduction in long-term debt of $11.0 million). We also incurred $1.5 million in debt issuance costs during fiscal 2013.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

We have obligations and commitments to make future payments under debt and operating leases. The following schedule details these obligations at May 29, 2014 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$240,587	$7,030	$77,042	$85,865	$70,650
Interest on fixed-rate long term debt (1)	44,392	8,067	14,562	8,349	13,414
Pension obligations	28,776	1,124	2,381	2,425	22,846
Operating lease obligations	122,954	7,468	14,596	14,981	85,909
Construction commitments	14,097	14,097	–	–	–
Total contractual obligations	$450,806	$37,786	$108,581	$111,620	$192,819

(1)	Interest on variable-rate debt obligations is excluded due to significant variations that may occur in each year related to the amount of variable-rate debt and the accompanying interest rate. Fixed interest rate payments related to the interest rate swap agreement described below are included.

As of May 29, 2014, we had a capital lease obligation of $28.2 million. The maximum amount we could be required to pay under this obligation is approximately $6.2 million per year until the obligation is fully satisfied. We believe the possibility of making any payments on this obligation is remote. Additional detail describing this obligation is included in Note 4 to our consolidated financial statements.

Additional detail describing our long-term debt is included in Note 5 to our consolidated financial statements.

As of May 29, 2014, we had no additional material purchase obligations other than those created in the ordinary course of business related to property and equipment, which generally have terms of less than 90 days. We also had long-term obligations related to our employee benefit plans, which are discussed in detail in Note 7 to our consolidated financial statements. We have not included uncertain tax obligations in the table of contractual obligations set forth above due to uncertainty as to the timing of any potential payments.

As of May 29, 2014, we had approximately six and one-half years remaining on our office lease, which reflected the amendment and extension of the term of the lease that we entered into on June 1, 2012.

As of May 29, 2014, we had no debt or lease guarantee obligations.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, and we manage our exposure to this market risk by monitoring available financing alternatives.

Variable interest rate debt outstanding as of May 29, 2014 was $97.6 million, carried an average interest rate of 1.8% and represented 40.6% of our total debt portfolio. After adjusting for an outstanding swap agreement described below, variable interest rate debt outstanding as of May 29, 2014 was $72.6 million, carried an average interest rate of 1.9% and represented 30.2% of our total debt portfolio. Our earnings are affected by changes in short-term interest rates as a result of our borrowings under our revolving credit facility and commercial paper.

Fixed interest rate debt totaled $143.0 million as of May 29, 2014, carried an average interest rate of 5.2% and represented 59.4% of our total debt portfolio. After adjusting for an outstanding swap agreement described below, fixed interest rate debt totaled $168.0 million as of May 29, 2014, carried an average interest rate of 4.8% and represented 69.8% of our total debt portfolio. Fixed interest rate debt included the following: senior notes bearing interest semiannually at fixed rates ranging from 4.02% to 6.55%, maturing in fiscal 2018 through 2025; and fixed rate mortgages and other debt instruments bearing interest from 3.00% to 5.90%, maturing in fiscal 2018 through 2042. The fair value of our fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of May 29, 2014, the fair value of our $103.6 million of senior notes was approximately $109.6 million. Based upon the respective rate and prepayment provisions of our remaining fixed interest rate mortgage and unsecured term note at May 29, 2014, the carrying amounts of such debt approximated fair value as of such date.

The variable interest rate debt and fixed interest rate debt outstanding as of May 29, 2014 matures as follows (in thousands):

	F2015	F2016	F2017	F2018	F2019	Thereafter	Total
Variable interest rate	$4,063	$22,362	$6,561	$64,627	$-	$-	$97,613
Fixed interest rate	2,967	12,009	36,110	11,678	9,560	70,650	142,974
Total debt	$7,030	$34,371	$42,671	$76,305	$9,560	$70,650	$240,587

We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments. Payments or receipts on the agreements are recorded as adjustments to interest expense. We had one outstanding interest rate swap agreement at May 29, 2014 covering $25.0 million, expiring on January 22, 2018. Under this swap agreement, we pay a defined fixed rate while receiving a defined variable rate based on LIBOR, effectively converting $25.0 million of our credit agreement term loan to a fixed rate. The swap agreement did not materially impact our fiscal 2014 earnings and we do not expect it to have any effect on our fiscal 2015 earnings.

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

•	We review long-lived assets, including fixed assets, goodwill, investments in joint ventures and receivables from joint ventures, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. In assessing the recoverability of these assets, we must make assumptions regarding the estimated future cash flows and other factors that a market participant would make to determine the fair value of the respective assets. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance and anticipated sales prices. Our estimates of undiscounted cash flows are sensitive to assumed revenue growth rates and may differ from actual cash flows due to factors such as economic conditions, changes to our business model or changes in our operating performance and anticipated sales prices. For long-lived assets other than goodwill, if the sum of the undiscounted estimated cash flows (excluding interest) is less than the current carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. During fiscal 2013, we recorded a before-tax impairment charge of $1.5 million related to two budget-oriented theatres, a recently closed eight-screen theatre and a closed water park at one of our hotels.

•	In assessing goodwill for impairment, we utilize a two-step approach. In the first step, we compare the fair value of each reporting unit to its carrying value. During the second step, any impairment loss is determined by comparing the implied fair value of goodwill to the recorded amount of goodwill. In assessing the fair value of the reporting unit, we utilize both a market approach and an income approach to determine the fair value of each reporting unit. The market approach quantifies each reporting unit’s fair value based on actual revenue and/or earnings or cash flow multiples realized in similar industry transactions or multiples gathered from other external competitive data. The derived fair value is sensitive to changes in these multiples. The income approach quantifies each reporting unit’s fair value based on discounted estimated future cash flows. We have determined that our reporting units are our operating segments and all of our goodwill relates to our theatre segment. The fair value of our theatre reporting unit exceeded our carrying value for fiscal 2014 and 2013 by a substantial amount.

•	Depreciation expense is based on the estimated useful life of our assets. The life of the assets is based on a number of assumptions, including cost and timing of capital expenditures to maintain and refurbish the asset, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of the assets.

•	We pay income taxes based on the tax statutes, regulations and case law of the various jurisdictions in which we operate. Judgment is required as to whether uncertain tax positions will be accepted by tax authorities. We are subject to tax audits in each of these jurisdictions, which may result in changes to our estimated tax expense. The amount of these changes vary by jurisdiction and would be recorded when probable and estimable. In calculating the provision for income taxes on an interim basis, we use an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period.

Accounting Changes

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue From Contracts With Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles when it becomes effective. The new standard is effective for the Company in fiscal 2018 and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is evaluating the effect that the guidance will have on its consolidated financial statements and related disclosures.

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

Item 8.           Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of May 29, 2014. The Company’s auditors, Deloitte & Touche LLP, have issued an attestation report on our internal control over financial reporting. That attestation report is set forth in this Item 8.

Gregory S. Marcus President and Chief Executive Officer	Douglas A. Neis Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Marcus Corporation

We have audited the internal control over financial reporting of The Marcus Corporation and subsidiaries (the “Company”) as of May 29, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 29, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended May 29, 2014 of the Company and our report dated August 12, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
August 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Marcus Corporation

We have audited the accompanying consolidated balance sheets of The Marcus Corporation and subsidiaries (the “Company”) as of May 29, 2014 and May 30, 2013, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended May 29, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of May 29, 2014 and May 30, 2013, and the results of their operations and their cash flows for each of the three years in the period ended May 29, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 29, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 12, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
August 12, 2014

THE MARCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 29, 2014	May 30, 2013
Assets
Current assets:
Cash and cash equivalents (Note 1)	$6,780	$10,158
Restricted cash (Note 1)	8,032	7,895
Accounts and notes receivable, net of reserves (Note 4)	9,472	8,568
Refundable income taxes	2,958	255
Deferred income taxes (Note 8)	3,056	2,877
Other current assets (Note 1)	6,367	6,384
Total current assets	36,665	36,137

Property and equipment, net (Note 4)	647,592	625,757

Other assets:
Investments in joint ventures (Note 10)	2,025	2,713
Goodwill (Note 1)	43,858	43,997
Condominium units	3,508	3,508
Other (Note 4)	35,275	34,584
Total other assets	84,666	84,802
Total assets	$768,923	$746,696

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$30,954	$25,330
Taxes other than income taxes	14,333	14,000
Accrued compensation	12,914	10,940
Other accrued liabilities	31,912	25,183
Current portion of capital lease obligation (Note 4)	4,871	4,562
Current maturities of long-term debt (Note 5)	7,030	11,193
Total current liabilities	102,014	91,208

CAPITAL LEASE OBLIGATION (Note 4)	23,370	28,241

Long-term debt (Note 5)	233,557	231,580

Deferred income taxes (Note 8)	42,561	43,516

Deferred compensation and other (Note 7)	37,442	35,455

commitments AND license rights (Note 9)

equity (Note 6):
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	–	–
Common Stock:
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,457,727 shares in 2014 and 22,432,474 shares in 2013	22,458	22,433
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,731,786 shares in 2014 and 8,759,039 shares in 2013	8,732	8,757
Capital in excess of par	53,844	51,979
Retained earnings	294,334	278,536
Accumulated other comprehensive loss	(4,558)	(3,828)
	374,810	357,877
Less cost of Common Stock in treasury (3,890,871 shares in 2014 and 4,117,217 shares in 2013)	(48,599)	(51,175)
Total shareholders’ equity attributable to The Marcus Corporation	326,211	306,702
Noncontrolling interests	3,768	9,994
Total equity	329,979	316,696
Total liabilities and shareholders’ equity	$768,923	$746,696

See accompanying notes.

The Marcus Corporation

Consolidated Statements of EARNINGS

(in thousands, except per share data)

	Year Ended
	May 29,	May 30,	May 31,
	2014	2013	2012
Revenues:
Theatre admissions	$146,039	$134,523	$142,103
Rooms	105,483	99,668	94,890
Theatre concessions	84,062	73,189	74,478
Food and beverage	58,826	55,458	54,465
Other revenues	53,529	49,998	47,962
Total revenues	447,939	412,836	413,898

Costs and expenses:
Theatre operations	127,531	115,078	119,009
Rooms	40,834	38,260	35,896
Theatre concessions	23,335	19,816	18,447
Food and beverage	46,250	43,062	41,022
Advertising and marketing	25,160	23,571	22,551
Administrative	46,642	45,266	43,825
Depreciation and amortization	33,845	33,827	34,525
Rent (Note 9)	8,522	8,418	8,247
Property taxes	14,637	14,836	13,106
Other operating expenses	32,801	30,986	30,755
Impairment charge (Note 2)	–	1,512	–
Total costs and expenses	399,557	374,632	367,383

OPERATING INCOME	48,382	38,204	46,515

OTHER INCOME (EXPENSE):
Investment income	630	494	1,155
Interest expense	(10,060)	(9,309)	(9,272)
Extinguishment of debt	–	6,008	–
Loss on disposition of property, equipment and other assets	(993)	(266)	(759)
Equity losses from unconsolidated joint ventures, net (Note 10)	(250)	(450)	(200)
	(10,673)	(3,523)	(9,076)
Earnings before income taxes	37,709	34,681	37,439
Income taxes (Note 8)	16,810	11,350	14,705
NET EARNINGS	20,899	23,331	22,734
NET EARNINGS (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4,102)	5,825	–
NET EARNINGS ATTRIBUTABLE TO THE MARCUS CORPORATION	$25,001	$17,506	$22,734

net earnings per share – BASIC:
Common Stock	$0.95	$0.68	$0.80
Class B Common Stock	0.86	0.59	0.73

Net earnings per share – DILUTED:
Common Stock	$0.92	$0.63	$0.78
Class B Common Stock	0.86	0.59	0.73

See accompanying notes.

The Marcus Corporation

Consolidated Statements of COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	May 29,	May 30,	May 31,
	2014	2013	2012

NET EARNINGS	$20,899	$23,331	$22,734

OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized gain on available for sale investments, net of tax benefit of $1, $1 and $75, respectively	(1)	(2)	(109)
Pension gain (loss) arising during period, net of tax effect (benefit) of $(668), $49 and $(1,069), respectively	(899)	70	(1,605)
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $114, $119 and $49, respectively	154	167	72
Amortization of loss on swap agreement, net of tax effect of $0, $41 and $46, respectively (Note 5)	–	58	68
Fair market value adjustment of interest rate swap, net of tax benefit of $(65), $(4) and $0, respectively (Note 5)	(99)	(7)	–
Reclassification adjustment on interest rate swap included in interest expense, net of tax effect of $76, $16 and $0, respectively (Note 5)	115	25	–
Other comprehensive income (loss)	(730)	311	(1,574)
COMPREHENSIVE INCOME	20,169	23,642	21,160
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4,102)	5,825	–
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE MARCUS CORPORATION	$24,271	$17,817	$21,160

See accompanying notes.

The Marcus Corporation

Consolidated Statements of Shareholders’ Equity

(in thousands, except per share data)

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity Attributable to The Marcus Corporation	Non- controlling Interests	Total Equity
BALANCES AT MAY 26, 2011	$22,356	$8,834	$49,437	$283,617	$(2,565)	$(22,199)	$339,480	–	$339,480
Cash dividends:
$.31 per share Class B Common Stock	–	–	–	(2,729)	–	–	(2,729)	–	(2,729)
$.34 per share Common Stock	–	–	–	(6,978)	–	–	(6,978)	–	(6,978)
Exercise of stock options	–	–	(185)	–	–	1,469	1,284	–	1,284
Purchase of treasury stock	–	–	–	–	–	(11,433)	(11,433)	–	(11,433)
Savings and profit-sharing contribution	–	–	(117)	–	–	855	738	–	738
Reissuance of treasury stock	–	–	(55)	–	–	299	244	–	244
Issuance of non-vested stock	–	–	(267)	–	–	267	–	–	–
Share-based compensation	–	–	2,010	–	–	–	2,010	–	2,010
Other	–	–	13	–	–	–	13	–	13
Conversions of Class B Common Stock	16	(16)	–	–	–	–	–	–	–
Comprehensive income	–	–	–	22,734	(1,574)	–	21,160	–	21,160
BALANCES AT MAY 31, 2012	23,372	8,818	50,836	296,644	(4,139)	(30,742)	343,789	–	343,789
Cash dividends:
$1.22 per share Class B Common Stock	–	–	–	(10,688)	–	–	(10,688)	–	(10,688)
$1.34 per share Common Stock	–	–	–	(24,926)	–	–	(24,926)	–	(24,926)
Exercise of stock options	–	–	(417)	–	–	2,599	2,182	–	2,182
Purchase of treasury stock	–	–	–	–	–	(24,638)	(24,638)	–	(24,638)
Savings and profit-sharing contribution	–	–	(4)	–	–	838	834	–	834
Reissuance of treasury stock	–	–	(13)	–	–	520	507	–	507
Issuance of non-vested stock	–	–	(248)	–	–	248	–	–	–
Share-based compensation	–	–	1,772	–	–	–	1,772	–	1,772
Other	–	–	53	–	–	–	53	169	222
Conversions of Class B Common Stock	61	(61)	–	–	–	–	–	–	–
Equity contributions	–	–	–	–	–	–	–	4,000	4,000
Comprehensive income	–	–	–	17,506	311	–	17,817	5,825	23,642
BALANCES AT MAY 30, 2013	22,433	8,757	51,979	278,536	(3,828)	(51,175)	306,702	9,994	316,696
Cash dividends:
$.32 per share Class B Common Stock	–	–	–	(2,782)	–	–	(2,782)	–	(2,782)
$.35 per share Common Stock	–	–	–	(6,421)	–	–	(6,421)	–	(6,421)
Exercise of stock options	–	–	98	–	–	5,507	5,605	–	5,605
Purchase of treasury stock	–	–	–	–	–	(4,180)	(4,180)	–	(4,180)
Savings and profit-sharing contribution	–	–	99	–	–	683	782	–	782
Reissuance of treasury stock	–	–	40	–	–	255	295	–	295
Issuance of non-vested stock	–	–	(311)	–	–	311	–	–	–
Share-based compensation	–	–	1,781	–	–	–	1,781	–	1,781
Other	–	–	158	–	–	–	158	–	158
Conversions of Class B Common Stock	25	(25)	–	–	–	–	–	–	–
Distributions to noncontrolling interest	–	–	–	–	–	–	–	(2,124)	(2,124)
Comprehensive income (loss)	–	–	–	25,001	(730)	–	24,271	(4,102)	20,169
BALANCES AT MAY 29, 2014	$22,458	$8,732	$53,844	$294,334	$(4,558)	$(48,599)	$326,211	$3,768	$329,979

See accompanying notes.

The Marcus Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	May 29,	May 30,	May 31,
	2014	2013	2012
Operating activities
Net earnings	$20,899	$23,331	$22,734
Adjustments to reconcile net earnings to net cash provided by operating activities:
Extinguishment of debt	–	(6,008)	–
Losses on investments in joint ventures	250	450	200
Distributions from joint ventures	120	120	254
Loss on disposition of property, equipment and other assets	993	266	759
Gain on available for sale securities	–	–	(676)
Impairment charge	–	1,512	–
Amortization of loss on swap agreement	–	99	113
Amortization of favorable lease right	334	334	334
Depreciation and amortization	33,845	33,827	34,525
Stock compensation expense	1,781	1,772	2,010
Deferred income taxes	(451)	(1,146)	1,150
Deferred compensation and other	850	(44)	1,610
Contribution of the Company’s stock to savings and profit-sharing plan	782	834	738
Changes in operating assets and liabilities:
Accounts and notes receivable	(877)	(42)	(185)
Other current assets	836	1,014	3,023
Accounts payable	748	5,733	(2,887)
Income taxes	(2,544)	2,876	(308)
Taxes other than income taxes	333	890	870
Accrued compensation	1,974	(1,158)	6,508
Other accrued liabilities	6,567	(1,458)	(1,744)
Total adjustments	45,541	39,871	46,294
Net cash provided by operating activities	66,440	63,202	69,028

Investing activities
Capital expenditures	(56,673)	(22,635)	(31,835)
Purchase of theatre	–	–	(6,182)
Purchase of hotel	–	(856)	–
Proceeds from disposals of property, equipment and other assets	1,926	4,662	4,187
Proceeds from sale of available for sale securities	–	–	785
Increase in restricted cash	(137)	(1,513)	(1,072)
Increase in other assets	(1,227)	(1,674)	(1,775)
Capital contribution in joint venture	(1,366)	–	–
Purchase of interest in joint venture	–	(444)	–
Cash advanced to joint ventures	(231)	(101)	(55)
Net cash used in investing activities	(57,708)	(22,561)	(35,947)

Financing activities
Debt transactions:
Proceeds from issuance of notes payable and long-term debt	145,200	262,600	117,000
Principal payments on notes payable and long-term debt	(147,386)	(240,013)	(128,029)
Debt issuance costs	(316)	(1,527)	–
Equity transactions:
Treasury stock transactions, except for stock options	(3,886)	(24,131)	(11,189)
Exercise of stock options	5,605	2,182	1,284
Dividends paid	(9,203)	(35,614)	(9,707)
Distributions to noncontrolling interest	(2,124)	–	–
Net cash used in financing activities	(12,110)	(36,503)	(30,641)
Net increase (decrease) in cash and cash equivalents	(3,378)	4,138	2,440
Cash and cash equivalents at beginning of year	10,158	6,020	3,580
Cash and cash equivalents at end of year	$6,780	$10,158	$6,020

Supplemental Information:
Change in accounts payable for additions to property and equipment	$4,876	$652	$1,111

See accompanying notes.

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

Hotels and Resorts: Owns and operates full service hotels and resorts in Wisconsin, Illinois, Oklahoma, Nebraska and Missouri and manages full service hotels, resorts and other properties in Wisconsin, Minnesota, Texas, Nevada, Georgia and California.

Principles of Consolidation – The consolidated financial statements include the accounts of The Marcus Corporation and all of its subsidiaries, including two joint ventures in which the Company has an ownership interest greater than 50% and a 50% owned joint venture entity in which the Company has a controlling financial interest. The equity interest of outside owners in consolidated entities is recorded as noncontrolling interests in the consolidated balance sheets, and their share of earnings is recorded as net earnings attributable to noncontrolling interests in the consolidated statements of earnings. Investments in affiliates which are 50% or less owned by the Company for which the Company exercises significant influence but does not have control are accounted for on the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Years – The Company reports on a 52/53-week year ending the last Thursday of May. Fiscal 2014 and fiscal 2013 were 52-week years. Fiscal 2012 was a 53-week year.

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At May 29, 2014 and May 30, 2013, the Company’s $70,000 and $71,000, respectively, of available for sale securities were valued using Level 1 pricing inputs.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

Level 2 – Assets or liabilities for which fair value is based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date. At May 29, 2014 and May 30, 2013, the $56,000 and $30,000, respectively, asset related to the Company’s interest rate hedge contract was valued using Level 2 pricing inputs.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At May 29, 2014 and May 30, 2013, none of the Company’s recorded assets or liabilities were valued using Level 3 pricing inputs, except as noted in Note 2.

The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts and notes payable) approximates fair value. The fair value of the Company’s $103,571,000 of senior notes, valued using Level 2 pricing inputs, is approximately $109,581,000 at May 29, 2014, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The carrying amounts of the Company’s remaining long-term debt approximate their fair values, determined using current rates for similar instruments, or Level 2 pricing inputs.

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

Inventory – Inventories are stated at the lower of cost or market. Cost has been determined using the first-in, first-out method. Inventories of $2,319,000 and $2,237,000 as of May 29, 2014 and May 30, 2013, respectively, were included in other current assets.

Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. For the purpose of determining fair value, defined as the amount at which an asset or group of assets could be bought or sold in a current transaction between willing parties, the Company utilizes currently available market valuations of similar assets in its respective industries, often expressed as a given multiple of operating cash flow. The Company evaluated the ongoing value of its property and equipment and other long-lived assets during fiscal 2014, 2013 and 2012 and determined that there was no impact on the Company’s results of operations, other than the impairment charges discussed in Note 2.

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

Goodwill – The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performed an annual impairment test as of the Company’s year-end date in fiscal 2014, 2013 and 2012 and determined that the fair value of the reporting unit as determined using a market approach and income approach, exceeded its carrying value and therefore, no impairment existed. The Company has determined that its reporting units are its operating segments and all the Company’s goodwill, which represents the excess of the acquisition cost over the fair value of the assets acquired, relates to its Theatres segment. Goodwill decreased by $139,000 in fiscal 2014 and fiscal 2013, due entirely to deferred tax adjustments related to an excess of tax basis goodwill over goodwill reported for book purposes. The Company has never recorded an impairment of goodwill.

Capitalization of Interest – The Company capitalizes interest during construction periods by adding such interest to the cost of constructed assets. Interest of approximately $256,000, $75,000 and $75,000 was capitalized in fiscal 2014, 2013, and 2012 respectively.

Debt Issuance Costs – The Company’s debt issuance costs are included in other assets (long-term) and are deferred and amortized over the terms of the related debt agreements.

Investments – Available for sale securities are stated at fair value, with unrealized gains and losses reported as a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method. Realized gains and losses and declines in value judged to be other-than-temporary are included in investment income. The Company evaluates securities for other-than-temporary impairment on a periodic basis and principally considers the type of security, the severity of the decline in fair value, and the duration of the decline in fair value in determining whether a security’s decline in fair value is other-than-temporary. The Company had no investment losses during fiscal 2014, 2013 or 2012.

Revenue Recognition – The Company recognizes revenue from its rooms as earned on the close of business each day. Revenues from theatre admissions, concessions and food and beverage sales are recognized at the time of sale. Revenues from advanced ticket and gift certificate sales are recorded as deferred revenue and are recognized when tickets or gift certificates are redeemed. The Company had deferred revenue of $16,028,000 and $13,352,000, which is included in other accrued liabilities as of May 29, 2014 and May 30, 2013, respectively. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. Gift card breakage income is recorded in other revenues in the consolidated statements of earnings.

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

Income Taxes – The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in the future tax returns for which the Company has already properly recorded the tax benefit in the income statement. The Company regularly assesses the probability that the deferred tax asset balance will be recovered against future taxable income, taking into account such factors as earnings history, carryback and carryforward periods, and tax strategies. When the indications are that recovery is not probable, a valuation allowance is established against the deferred tax asset, increasing income tax expense in the year that conclusion is made.

The Company assesses income tax positions and records tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. See Note 8 - Income Taxes.

Depreciation and Amortization – Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the following estimated useful lives or any related lease terms:

Years
Land improvements	15 – 39
Buildings and improvements	25 – 39
Leasehold improvements	3 – 40
Furniture, fixtures and equipment	3 – 20

Depreciation expense totaled $33,329,000, $33,469,000, and $34,152,000 in fiscal 2014, 2013 and 2012, respectively.

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Year Ended
	May 29, 2014	May 30, 2013	May 31, 2012
	(in thousands, except per share data)
Numerator:
Net earnings attributable to The Marcus Corporation	$25,001	$17,506	$22,734

Denominator:
Denominator for basic EPS	27,076	27,846	29,256
Effect of dilutive employee stock options	74	19	52
Denominator for diluted EPS	27,150	27,865	29,308

Net earnings per share – Basic:
Common Stock	$0.95	$0.68	$0.80
Class B Common Stock	$0.86	$0.59	$0.73
Net earnings per share– Diluted:
Common Stock	$0.92	$0.63	$0.78
Class B Common Stock	$0.86	$0.59	$0.73

Options to purchase 469,000 shares, 1,402,000 shares and 1,508,000 shares of common stock at prices ranging from $14.40 to $23.37, $12.73 to $23.37 and $11.89 to $23.37 per share were outstanding at May 29, 2014, May 30, 2013 and May 31, 2012, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	May 29, 2014	May 30, 2013
	(in thousands)
Unrealized loss on available for sale investments	$(11)	$(10)
Unrecognized gain on interest rate swap agreement	34	18
Net unrecognized actuarial loss for pension obligation	(4,581)	(3,836)
	$(4,558)	$(3,828)

Concentration of Risk – As of May 29, 2014, 9% of the Company’s employees were covered by a collective bargaining agreement, of which 0% are covered by an agreement that will expire in one year. As of May 30, 2013, 11% of the Company’s employees were covered by a collective bargaining agreement, of which 88% were covered by an agreement that expired within one year.

New Accounting Pronouncement – In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue From Contracts With Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles when it becomes effective. The new standard is effective for the Company in fiscal 2018 and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is evaluating the effect that the guidance will have on its consolidated financial statements and related disclosures.

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

3. Acquisition

On October 1, 2012, the Company formed a joint venture to acquire The Cornhusker Hotel and Office Plaza (The Cornhusker) in Lincoln, Nebraska, a 297-room, full-service hotel and seven-story office building. Under the terms of the agreement, the joint venture acquired the land, building and equipment for $856,000 and assumed an existing $25,744,000 non-recourse mortgage. The Company is a 73% majority owner of this joint venture and recognized a noncontrolling interest of $4,000,000 upon acquisition related to the interest’s past investment in the hotel. The fair value of the net assets acquired approximated the purchase price. The consolidated financial statements reflect the final allocation of the purchase price to the net assets acquired based on their respective fair value. The results of operation of The Cornhusker are included in the consolidated statements of earnings since the acquisition date. In accordance with Accounting Standards Codification No. 810, Consolidation, The Cornhusker results are included in the hotels and resorts division revenue and operating income and the after-tax net earnings attributable to noncontrolling interests is deducted from net earnings on the consolidated statements of earnings. The acquired hotel contributed approximately $5,901,000 and $(1,079,000) to revenues and operating income, respectively, in fiscal 2013, excluding the impact of noncontrolling interests.

4. Additional Balance Sheet Information

The composition of accounts and notes receivable is as follows:

	May 29, 2014	May 30, 2013
	(in thousands)
Trade receivables, net of allowances of $1,423 and $1,324, respectively	$5,023	$4,539
Other receivables	4,449	4,029
	$9,472	$8,568

The composition of property and equipment, which is stated at cost, is as follows:

	May 29, 2014	May 30, 2013
	(in thousands)
Land and improvements	$97,611	$95,295
Buildings and improvements	609,885	575,166
Leasehold improvements	62,379	61,726
Furniture, fixtures and equipment	270,993	250,203
Construction in progress	5,843	11,414
	1,046,711	993,804
Less accumulated depreciation and amortization	399,119	368,047
	$647,592	$625,757

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Additional Balance Sheet Information (continued)

The composition of other assets is as follows:

	May 29, 2014	May 30, 2013
	(in thousands)
Favorable lease right	$10,348	$10,682
Split dollar life insurance policies	12,944	12,304
Other assets	11,983	11,598
	$35,275	$34,584

The Company’s $13,353,000 favorable lease right is being amortized over the expected term of the underlying lease of 40 years and is expected to result in amortization of $334,000 in each of the five succeeding fiscal years. Accumulated amortization of the favorable lease right was $3,005,000 and $2,671,000 as of May 29, 2014 and May 30, 2013, respectively.

Capital Lease Obligation - During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp. (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of May 29, 2014, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2, including 64 previously installed systems that the Company sold to CDF2 and licensed back. Based upon the terms of the master licensing agreement, this arrangement is considered a capital lease for accounting purposes and, therefore, Accounting Standards Codification No. 840 - Leases applies. In fiscal 2012, the Company recognized a deferred gain of approximately $635,000 in conjunction with the sale-leaseback of the previously deployed systems, which is being amortized over the 10-year life of the master licensing agreement. Included in furniture, fixtures and equipment is $45,510,000 related to the digital systems as of May 29, 2014 and May 30, 2013, which is being amortized over the remaining estimated useful life of the assets. Accumulated amortization of the digital systems was $12,259,000 and $7,441,000 as of May 29, 2014 and May 30, 2013, respectively.

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

The Company’s capital lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company's expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $4,871,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Long-Term Debt

Long-term debt is summarized as follows:

	May 29, 2014	May 30, 2013
	(in thousands, except payment data)
Mortgage notes	$52,696	$71,747
Senior notes	103,571	60,649
Unsecured term note due February 2025, with monthly principal and interest payments of $39,110, bearing interest at 5.75%	3,757	4,002
Revolving credit agreement	34,000	57,000
Unsecured term loan	46,563	49,375
	240,587	242,773
Less current maturities	7,030	11,193
	$233,557	$231,580

The mortgage notes, both fixed rate and adjustable, bear interest from 3.0% to 5.9%, have a weighted-average rate of 4.52% at May 29, 2014, and mature in fiscal years 2016 through 2043. The mortgage notes are secured by the related land, buildings and equipment. On the last day of fiscal 2014, the Company paid off a $20,830,000 fixed rate mortgage note with borrowings from its credit facility.

During fiscal 2013, the Company refinanced the debt related to The Skirvin Hilton hotel in Oklahoma City (the Company owns a 60% interest in this hotel). In conjunction with that refinancing, approximately $9,753,000 of debt originally issued as part of a new markets tax credit structure was cancelled in December 2012 after certain time-related conditions related to the tax credits were met. As a result, the Company recognized income from the extinguishment of debt of $6,008,000 during fiscal 2013, representing cancellation of the $9,753,000 of debt less approximately $3,745,000 of deferred fees related to the issuance of the debt. This extinguishment of debt income did not impact the Company’s reported net earnings attributable to The Marcus Corporation during fiscal 2013 because, pursuant to the Company’s interpretation of the terms of the operating agreement with the Company’s 40% joint venture partner, the Company allocated 100% of this income to the noncontrolling interest. During fiscal 2014, the debt extinguishment income was reallocated due to a settlement with the Company’s joint venture partner. As a result of this settlement, approximately $3,600,000 of the original extinguishment of debt income was reallocated to the Company in fiscal 2014 and recorded as a loss attributable to noncontrolling interests.

The $103,571,000 of senior notes maturing in 2018 through 2025 require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.02% to 6.55%, with a weighted-average fixed rate of 5.27% and 6.45% at May 29, 2014 and May 30, 2013, respectively.

The Company has the ability to issue commercial paper through an agreement with a bank, up to a maximum of $35,000,000. The agreement requires the Company to maintain unused bank lines of credit at least equal to the principal amount of outstanding commercial paper. There were no borrowings on commercial paper as of May 29, 2014 and May 30, 2013.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Long-Term Debt (continued)

At May 29, 2014, the Company had a revolving credit facility totaling $175,000,000 in place under an existing credit agreement that matures in January 2018. There were borrowings of $34,000,000 outstanding on the revolving credit facility at May 29, 2014, bearing interest at the Alternative Base Rate (as defined in the credit agreement), effectively 3.425% at May 29, 2014, or LIBOR plus a margin which adjusts based on the Company’s borrowing levels, effectively 1.363% at May 29, 2014. The Company also has a term loan under the credit agreement with a balance of $46,563,000 at May 29, 2014, that requires quarterly principal payments in varying installments, bears interest at LIBOR plus a margin, which also adjusts based on the Company’s borrowing levels, and was 1.563% at May 29, 2014. The revolving credit facility requires an annual facility fee of 0.20% on the total commitment. Based on borrowings outstanding, availability under the line at May 29, 2014 totaled $141,000,000.

The Company’s loan agreements include, among other covenants, maintenance of certain financial ratios, including a debt-to-capitalization ratio and a fixed charge coverage ratio. The Company is in compliance with all financial debt covenants at May 29, 2014.

Scheduled annual principal payments on long-term debt for the years subsequent to May 29, 2014, are:

Fiscal Year	(in thousands)
2015	$7,030
2016	34,371
2017	42,671
2018	76,305
2019	9,560
Thereafter	70,650
$240,587

Interest paid, net of amounts capitalized, in fiscal 2014, 2013 and 2012 totaled $9,370,000, $9,093,000 and $9,177,000, respectively.

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Long-Term Debt (continued)

The Company entered into an interest rate swap agreement on February 28, 2013 covering $25,000,000 of floating rate debt, which expires January 22, 2018, and requires the Company to pay interest at a defined rate of 0.96% while receiving interest at a defined variable rate of one-month LIBOR (0.19% at May 29, 2014). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of May 29, 2014 and May 30, 2013, the interest rate swap was considered effective and had no effect on earnings. The notional amount of the swap was $25,000,000 and the fair value of the interest rate swap was $56,000 and $30,000 as of May 29, 2014, and May 30, 2013, respectively, and was included in other (long-term assets). The Company does not expect the interest rate swap to have any material effect on earnings within the next 12 months.

On February 29, 2008, the Company also entered into an interest rate swap agreement covering $25,000,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.49% while receiving interest at a defined variable rate of three-month LIBOR. The interest rate swap agreement was considered effective and qualified as a cash flow hedge. On March 19, 2008, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $567,000 ($338,000 net of tax). In fiscal 2013 and 2012, the Company reclassified $99,000 ($58,000 net of tax) and $113,000 ($68,000 net of tax), respectively, from accumulated other comprehensive loss to interest expense. The liability was fully amortized as of May 30, 2013.

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

Through May 29, 2014, the Company’s Board of Directors has approved the repurchase of up to 11,687,500 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options and for savings and profit-sharing plan contributions. The Company purchased 314,312, 2,158,207 and 1,077,314 shares pursuant to these authorizations during fiscal 2014, 2013 and 2012, respectively. At May 29, 2014, there were 3,290,558 shares available for repurchase under these authorizations.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Shareholders’ Equity and Stock-Based Compensation (continued)

The Company’s Board of Directors has authorized the issuance of up to 750,000 shares of Common Stock for The Marcus Corporation Dividend Reinvestment and Associate Stock Purchase Plan. At May 29, 2014, there were 470,199 shares available under this authorization.

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

Awarded shares of non-vested stock cumulatively vest either 25% after three years of the grant date, 50% after five years of the grant date, 75% after ten years of the grant date and 100% upon retirement, or 50% after three years of the grant date and 100% after five years of the grant date, depending on the date of grant. The non-vested stock may not be sold, transferred, pledged or assigned, except as provided by the vesting schedule included in the Company’s equity incentive plan. During the period of restriction, the holder of the non-vested stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock. Non-vested stock awards and shares issued upon option exercises are issued from previously acquired treasury shares. At May 29, 2014, there were 1,602,537 shares available for grants of additional stock options, non-vested stock and other types of equity awards under the current plan.

Stock-based compensation, including stock options and non-vested stock awards, is expensed over the vesting period of the awards based on the grant date fair value.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions used for awards granted during fiscal 2014, 2013 and 2012:

	Year Ended May 29, 2014	Year Ended May 30, 2013	Year Ended May 31, 2012

Risk-free interest rate	1.04 – 2.38%	0.48 – 1.33%	0.96 – 2.69%
Dividend yield	2.7%	2.8%	2.9%
Volatility	41 – 49%	49 – 62%	48 – 63%
Expected life	4 – 9 years	4 – 9 years	4 – 9 years

Total pre-tax stock-based compensation expense was $1,781,000, $1,772,000 and $2,010,000 in fiscal 2014, 2013 and 2012, respectively. The recognized tax benefit on stock-based compensation was $752,000, $491,000 and $337,000 in fiscal 2014, 2013 and 2012, respectively.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Shareholders’ Equity and Stock-Based Compensation (continued)

A summary of the Company’s stock option activity and related information follows:

	May 29, 2014		May 30, 2013		May 31, 2012
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
	(options in thousands)
Outstanding at beginning of year	1,949	$14.03	2,006	$13.91	1,873	$14.31
Granted	291	13.16	306	13.12	328	10.00
Exercised	(437)	12.81	(202)	10.82	(121)	10.61
Forfeited	(237)	14.16	(161)	14.48	(74)	11.98
Outstanding at end of year	1,566	$14.06	1,949	$14.03	2,006	$13.91
Exercisable at end of year	909	$15.29	1,113	$15.47	1,122	$15.13
Weighted-average fair value of options granted during year		$4.52		$5.20		$3.96

Exercise prices for options outstanding as of May 29, 2014, ranged from $8.52 to $23.37. The weighted-average remaining contractual life of those options is 5.8 years. The weighted-average remaining contractual life of options currently exercisable is 3.8 years. There were 1,532,000 options outstanding, vested and expected to vest as of May 29, 2014 with a weighted-average exercise price of $14.10 and an intrinsic value of $4,949,000. Additional information related to these options segregated by exercise price range is as follows:

	Exercise Price Range
	$8.52 to $12.71	$12.72 to $17.73	$17.74 to $23.37
	(options in thousands)

Options outstanding	369	970	227
Weighted-average exercise price of options outstanding	$10.88	$13.90	$20.13
Weighted-average remaining contractual life of options outstanding	6.6	5.9	2.5
Options exercisable	172	510	227
Weighted-average exercise price of options exercisable	$11.11	$14.55	$20.13

The intrinsic value of options outstanding at May 29, 2014 was $5,096,000 and the intrinsic value of options exercisable at May 29, 2014 was $2,157,000. The intrinsic value of options exercised was $1,211,000, $510,000 and $174,000 during fiscal 2014, 2013 and 2012, respectively. As of May 29, 2014, total remaining unearned compensation cost related to stock options was $2,361,000, which will be amortized to expense over the remaining weighted-average life of 3.2 years.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Shareholders’ Equity and Stock-Based Compensation (continued)

A summary of the Company’s non-vested stock activity and related information follows:

	May 29, 2014		May 30, 2013		May 31, 2012
	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value
	(shares in thousands)
Outstanding at beginning of year	97	$12.92	86	$12.37	94	$14.55
Granted	37	14.14	28	13.65	24	10.98
Vested	(25)	12.01	(17)	11.36	(32)	17.57
Forfeited	(11)	12.93	–	–	–	–
Outstanding at end of year	98	$13.61	97	$12.92	86	$12.37

The Company expenses awards of non-vested stock based on the fair value of the Company’s common stock at the date of grant. As of May 29, 2014, total remaining unearned compensation related to non-vested stock was $909,000, which will be amortized over the weighted-average remaining service period of 4.5 years.

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

7. Employee Benefit Plans

The Company has a qualified profit-sharing savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides for a contribution of a minimum of 1% of defined compensation for all plan participants and matching of 25% of employee contributions up to 6% of defined compensation. In addition, the Company may make additional discretionary contributions. During fiscal 2014, 2013 and 2012, the 1% and the discretionary contributions were made with the Company’s common stock. The Company also sponsors unfunded, nonqualified, defined-benefit and deferred compensation plans. The Company’s unfunded, nonqualified defined-benefit plan was amended effective January 1, 2009 to include two components. The first component applies to certain participants and continues to provide the same nonqualified pension benefits as were provided prior to the amendment. The second component applies to all other participants and provides an account-based supplemental retirement benefit. Pension and profit-sharing expense for all plans was $3,360,000, $3,369,000 and $3,078,000 for fiscal 2014, 2013 and 2012, respectively.

The Company recognizes actuarial losses and prior service costs related to its defined benefit plan in the statement of financial position and recognizes changes in these amounts in the year in which changes occur through comprehensive income.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Employee Benefit Plans (continued)

The status of the Company’s unfunded nonqualified, defined-benefit and account-based retirement plan based on the respective May 29, 2014 and May 30, 2013 measurement dates is as follows:

	May 29, 2014	May 30, 2013
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$26,439	$25,595
Service cost	702	712
Interest cost	1,173	1,099
Actuarial (gain)/loss	1,567	(119)
Benefits paid	(1,105)	(848)
Benefit obligation at end of year	$28,776	$26,439

Amounts recognized in the statement of financial position consist of:
Current accrued benefit liability (included in Other accrued liabilities)	$(1,124)	$(962)
Noncurrent accrued benefit liability (included in Deferred compensation and other)	(27,652)	(25,477)
Total	(28,776)	(26,439)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	8,494	$7,273
Prior service credit	(834)	(912)
Total	$7,660	$6,361

	Year Ended
	May 29, 2014	May 30, 2013	May 31, 2012
	(in thousands)
Net periodic pension cost:
Service cost	$702	$712	$627
Interest cost	1,173	1,099	1,178
Net amortization of prior service cost and actuarial loss	268	286	121
	$2,143	$2,097	$1,926

The $4,581,000 loss, net of tax, included in accumulated other comprehensive loss at May 29, 2014, consists of the $5,079,000 net actuarial loss, net of tax, and the $498,000 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost. The $3,836,000 loss, net of tax, included in accumulated other comprehensive loss at May 30, 2013, consists of the $4,386,000 net actuarial loss, net of tax, and the $550,000 unrecognized prior service credit, net of tax.

The accumulated benefit obligation was $23,658,000 and $21,936,000 as of May 29, 2014 and May 30, 2013, respectively.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Employee Benefit Plans (continued)

The pre-tax change in the benefit obligation recognized in other comprehensive loss during fiscal 2014 consisted of the current year net actuarial loss of $1,567,000, the amortization of the net actuarial loss of $346,000 and the amortization of the prior service credit of $78,000. The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2015 is $326,000 and relates to the actuarial loss and the prior service credit.

The benefit obligations were determined using an assumed weighted-average discount rate of 4.30% in fiscal 2014 and 4.40% in fiscal 2013, and an annual salary rate increase of 4.0% in fiscal 2014 and 2013.

The net periodic benefit cost was determined using an assumed discount rate of 4.40% in fiscal 2014, 4.25% in fiscal 2013, and 5.30% in fiscal 2012, and an annual salary rate increase of 4.0% in fiscal 2014 and 2013, and 5.0% for fiscal 2012.

Benefit payments and contributions expected to be paid subsequent to May 29, 2014, are:

Fiscal Year	(in thousands)
2015	$1,124
2016	1,177
2017	1,204
2018	1,225
2019	1,200
Years 2020 – 2024	7,105

8. Income Taxes

The components of the net deferred tax liability are as follows:

	May 29, 2014	May 30, 2013
	(in thousands)
Current deferred income tax assets:
Accrued employee benefits	$832	$838
Other	2,224	2,039
Net current deferred tax assets	$3,056	$2,877

Noncurrent deferred income tax (liabilities) assets:
Depreciation and amortization	$(58,035)	$(58,032)
Accrued employee benefits	14,206	13,192
Other	1,268	1,324
Net noncurrent deferred tax liabilities	$(42,561)	$(43,516)

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Income Taxes (continued)

Income tax expense consists of the following:

	Year Ended
	May 29, 2014	May 30, 2013	May 31, 2012
	(in thousands)
Current:
Federal	$14,788	$10,048	$10,617
State	2,654	2,448	3,082
Deferred:
Federal	(861)	(964)	1,325
State	229	(182)	(319)
	$16,810	$11,350	$14,705

The Company’s effective income tax rate, adjusted for earnings from noncontrolling interests, for fiscal 2014, 2013 and 2012 was 40.2%, 39.3% and 39.3%, respectively. The Company has not included the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in its income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners.

A reconciliation of the statutory federal tax rate to the effective tax rate on earnings attributable to The Marcus Corporation follows:

	Year Ended
	May 29, 2014	May 30, 2013	May 31, 2012
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.5	5.3	4.8
Unrecognized tax benefits and related interest	-	(0.6)	(1.1)
Other	0.7	(0.4)	0.6
	40.2%	39.3%	39.3%

Net income taxes paid in fiscal 2014, 2013 and 2012 totaled $19,437,000, $10,902,000 and $14,496,000, respectively.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Income Taxes (continued)

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefit are as follows:

	Year Ended
	May 29, 2014	May 30, 2013	May 31, 2012
	(in thousands)
Balance at beginning of year	$102	$1,614	$2,543
Increases due to:
Tax positions taken in prior years	-	102	1,535
Tax positions taken in current year	-	-	-
Decreases due to:
Tax positions taken in prior years	-	-	-
Settlements with taxing authorities	-	(1,535)	(2,301)
Lapse of applicable statute of limitations	-	(79)	(163)
Balance at end of year	$102	$102	$1,614

The Company’s total unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate were $67,000, $67,000 and $52,000 as of May 29, 2014, May 30, 2013 and May 31, 2012, respectively. At May 29, 2014, the Company had accrued interest of $41,000 and no accrued penalties, compared to accrued interest of $43,000 and no accrued penalties at May 30, 2013. The Company classifies interest and penalties relating to income taxes as income tax expense. For the year ended May 29, 2014, $(1,000) of interest and no accrued penalties were recognized in the statement of earnings, compared to $(191,000) of interest and no accrued penalties for the year ended May 30, 2013 and $44,000 of interest and $(436,000) of penalties for the year ended May 31, 2012.

The Company’s income tax return for the year ended May 31, 2012 is currently under examination by The Internal Revenue Service. With certain exceptions, the Company’s state income tax returns are no longer subject to examination for the fiscal years 2009 and prior. At this time, the Company does not expect the results from any income tax audit or appeal to have a significant impact on the Company’s financial statements.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Commitments and License Rights

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

	Year Ended
	May 29, 2014	May 30, 2013	May 31, 2012
	(in thousands)
Fixed minimum rentals	$7,995	$8,024	$7,843
Amortization of favorable lease right	334	334	334
Percentage rentals	193	60	70
	$8,522	$8,418	$8,247

Aggregate minimum rental commitments under long-term operating leases, assuming the exercise of certain lease options, are as follows at May 29, 2014:

Fiscal Year	(in thousands)
2015	$7,468
2016	7,333
2017	7,263
2018	7,426
2019	7,555
Thereafter	85,909
$122,954

Commitments – The Company has commitments for the completion of construction at various properties totaling approximately $14,097,000 at May 29, 2014.

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Joint Venture Transactions

At May 29, 2014 and May 30, 2013, the Company held investments with aggregate carrying values of $2,025,000 and $2,713,000, respectively, in several joint ventures, which are accounted for under the equity method.

11. Business Segment Information

The Company evaluates performance and allocates resources based on the operating income (loss) of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Following is a summary of business segment information for fiscal 2012 through 2014:

	Theatres	Hotels/ Resorts	Corporate Items	Total
	(in thousands)
Fiscal 2014
Revenues	$243,162	$204,138	$639	$447,939
Operating income (loss)	46,461	15,840	(13,919)	48,382
Depreciation and amortization	16,747	16,562	536	33,845
Assets	401,624	324,291	43,008	768,923
Capital expenditures and acquisitions	37,964	18,516	193	56,673

Fiscal 2013
Revenues	$219,533	$192,676	$627	$412,836
Operating income (loss)	40,907	10,662	(13,365)	38,204
Depreciation and amortization	16,753	16,520	554	33,827
Assets	383,328	325,428	37,940	746,696
Capital expenditures and acquisitions	13,295	10,008	188	23,491

Fiscal 2012
Revenues	$227,914	$185,177	$807	$413,898
Operating income (loss)	47,065	12,706	(13,256)	46,515
Depreciation and amortization	18,189	15,837	499	34,525
Assets	395,602	301,207	36,202	733,011
Capital expenditures and acquisitions	26,209	11,455	353	38,017

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Unaudited Quarterly Financial Information (in thousands, except per share data)

	13 Weeks Ended
Fiscal 2014	August 29, 2013	November 28, 2013	February 27, 2014	May 29, 2014

Revenues	$129,032	$100,588	$109,845	$108,474
Operating income	24,347	8,810	5,661	9,564
Net earnings attributable to The Marcus Corporation	13,431	3,245	4,071	4,254
Net earnings per common share – diluted	$0.50	$0.12	$0.15	$0.16

	13 Weeks Ended
Fiscal 2013	August 30, 2012	November 29, 2012(1)	February 28, 2013(1)	May 30, 2013

Revenues	$117,939	$100,633	$93,674	$100,590
Operating income (loss)	20,455	9,717	(224)	8,256
Net earnings (loss) attributable to The Marcus Corporation	10,679	4,724	(1,372)	3,475
Net earnings (loss) per common share – diluted	$0.37	$0.17	$(0.05)	$0.13

(1)	The Company settled all remaining legal proceedings related to the development of the condominium units at the Platinum Hotel & Spa during the second and third quarters of fiscal 2013. Related legal and settlement costs totaled $1,486 during the second quarter (approximately $892 after-tax, or $0.03 per diluted common share) and $1,353 during the third quarter (approximately $812 after-tax, or $0.03 per diluted common share).

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act during the fourth quarter of our fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to the relevant information set forth under the captions “Election of Directors,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2014 Annual Meeting of Shareholders scheduled to be held on October 1, 2014 (our “Proxy Statement”). Information regarding our executive officers may be found in Part I of this Form 10-K under the caption “Executive Officers of the Company.” Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under current equity compensation plan (excluding securities reflected in the first column)
1,566,000	$14.06	1,603,000

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

(a)(3)         Exhibits.

The exhibits filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.*

 __________________

* Exhibits to this Form 10-K will be furnished to shareholders upon advance payment of a fee of $0.25 per page, plus mailing expenses. Requests for copies should be addressed to Thomas F. Kissinger, Senior Executive Vice President, General Counsel and Secretary, The Marcus Corporation, 100 East Wisconsin Avenue, Suite 1900, Milwaukee, Wisconsin 53202-4125.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MARCUS CORPORATION

Date: August 12, 2014	By:	/s/ Gregory S. Marcus
Gregory S. Marcus,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of us and in the capacities as of the date indicated above.

By:	/s/ Gregory S. Marcus	By:	/s/ Daniel F. McKeithan, Jr.
	Gregory S. Marcus, President and Chief		Daniel F. McKeithan, Jr., Director
Executive Officer (Principal Executive
Officer) and Director

By:	/s/ Douglas A. Neis	By:	/s/ Diane Marcus Gershowitz
	Douglas A. Neis, Chief Financial		Diane Marcus Gershowitz, Director
Officer and Treasurer (Principal
Financial Officer and Accounting
Officer)

By:	/s/ Stephen H. Marcus	By:	/s/ Timothy E. Hoeksema
	Stephen H. Marcus, Chairman and Director		Timothy E. Hoeksema, Director

By:	/s/ Philip L. Milstein	By:	/s/ Allan H. Selig
	Philip L. Milstein, Director		Allan H. Selig, Director

By:	/s/ Bronson J. Haase	By:	/s/ James D. Ericson
	Bronson J. Haase, Director		James D. Ericson, Director

By:	/s/ Bruce J. Olson	By:	/s/ Brian J. Stark
	Bruce J. Olson, Director		Brian J. Stark, Director

S-1

EXHIBIT INDEX

3.1	Restated Articles of Incorporation. [Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended November 13, 1997.]

3.2	Bylaws, as amended. [Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended November 27, 2008.]

4.1	The Marcus Corporation Note Purchase Agreement dated April 17, 2008. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated April 17, 2008.]

4.2	Credit Agreement, dated January 22, 2013, among the Company, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated January 22, 2013.]

4.3	The Marcus Corporation Note Purchase Agreement, dated June 27, 2013. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 27, 2013.]

Other than as set forth in Exhibits 4.1, 4.2, and 4.3, we have numerous instruments which define the rights of holders of long-term debt. These instruments, primarily promissory notes, have arisen from the purchase of operating properties in the ordinary course of business. These instruments are not being filed with this Annual Report on Form 10-K in reliance upon Item 601(b)(4)(iii) of Regulation S-K. Copies of these instruments will be furnished to the Securities and Exchange Commission upon request.

10.1*	The Marcus Corporation 1994 Non-Employee Director Stock Option Plan, as amended and restated. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 4, 2006.]

10.2*	The Marcus Corporation Non-Employee Director Compensation Plan. [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended August 30, 2012.]

10.3*	The Marcus Corporation Variable Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 7, 2009.]

10.4*	The Marcus Corporation Deferred Compensation Plan. [Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended May 25, 2006.]

10.5*	The Marcus Corporation Retirement Income and Supplemental Retirement Plan, as amended and restated. [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2013.]

10.6	Administrative Services Agreement between Marcus Investments, LLC and The Marcus Corporation, as amended. [Incorporated by reference to Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.]

10.7*	The Marcus Corporation 1995 Equity Incentive Plan, as amended and restated. [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 4, 2006.]

10.8*	Form of The Marcus Corporation 1995 Equity Incentive Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2005.]

E-1

10.9*	The Marcus Corporation 2004 Equity and Incentive Awards Plan. [Incorporated by reference to Attachment A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on September 2, 2011.]

10.10*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 15, 2006.]

10.11*	Form of Cover Letter to The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated August 15, 2006.]

10.12*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award (Employees). [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 8, 2008.]

10.13*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award (Non-Employee Directors). [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 8, 2008.]

10.14*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award Agreement for awards granted after October 11, 2011 (Employees). [Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 dated October 28, 2011.]

10.15*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after October 11, 2011 (Employees). [Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.]

10.16*

Form of Cover Letter to The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after October 11, 2011 (Employees). [Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.]

10.17*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award Agreement for awards granted after January 8, 2013 (Employees). [Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2013.]

10.18*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award for awards granted after October 11, 2011 (Non-Employee Directors). [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2012.]

10.19*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after October 11, 2011 (Non-Employee Directors). [Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2012.]

10.20*	The Marcus Corporation Long-Term Incentive Plan Terms. [Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended May 28, 2009.]

E-2

21	Our subsidiaries as of May 29, 2014.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350.

99	Proxy Statement for the 2014 Annual Meeting of Shareholders. (The Proxy Statement for the 2014 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of our fiscal year.)

101	The following materials from The Marcus Corporation’s Annual Report on Form 10-K for the fiscal year ended May 29, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

* This exhibit is a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

E-3