Form 10-Q
period 2014-08-28
MARCUS CORP
filed 2014-10-07
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2014

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

COMMON STOCK OUTSTANDING AT SEPTEMBER 30, 2014 – 18,662,326

CLASS B COMMON STOCK OUTSTANDING AT SEPTEMBER 30, 2014 – 8,731,786

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	August 28, 2014	May 29, 2014

ASSETS
Current assets:
Cash and cash equivalents	$5,435	$6,780
Restricted cash	8,808	8,032
Accounts and notes receivable, net of reserves of $1,489 and $1,423, respectively	12,232	9,472
Refundable income taxes	—	2,958
Deferred income taxes	3,118	3,056
Other current assets	6,759	6,367
Total current assets	36,352	36,665

Property and equipment:
Land and improvements	97,742	97,611
Buildings and improvements	611,822	609,885
Leasehold improvements	64,812	62,379
Furniture, fixtures and equipment	273,302	270,993
Construction in progress	7,257	5,843
Total property and equipment	1,054,935	1,046,711
Less accumulated depreciation and amortization	409,004	399,119
Net property and equipment	645,931	647,592

Other assets:
Investments in joint ventures	2,292	2,025
Goodwill	43,824	43,858
Condominium units	3,508	3,508
Other	35,635	35,275
Total other assets	85,259	84,666

TOTAL ASSETS	$767,542	$768,923

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	August 28, 2014	May 29, 2014

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,059	$30,954
Income taxes	4,229	—
Taxes other than income taxes	14,496	14,333
Accrued compensation	8,186	12,914
Other accrued liabilities	29,688	31,912
Current portion of capital lease obligation	4,950	4,871
Current maturities of long-term debt	7,325	7,030
Total current liabilities	91,933	102,014

Capital lease obligation	22,125	23,370

Long-term debt	232,150	233,557

Deferred income taxes	42,724	42,561

Deferred compensation and other	38,151	37,442

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,457,727 shares at August 28, 2014 and May 29, 2014	22,458	22,458
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,731,786 shares at August 28, 2014 and May 29, 2014	8,732	8,732
Capital in excess of par	54,229	53,844
Retained earnings	304,241	294,334
Accumulated other comprehensive loss	(4,489)	(4,558)
	385,171	374,810
Less cost of Common Stock in treasury (3,799,121 shares at August 28, 2014 and 3,890,871 shares at May 29, 2014)	(47,605)	(48,599)
Total shareholders' equity attributable to The Marcus Corporation	337,566	326,211
Noncontrolling interest	2,893	3,768
Total equity	340,459	329,979

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$767,542	$768,923

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings

(in thousands, except per share data)	13 Weeks Ended
	August 28, 2014	August 29, 2013
Revenues:
Theatre admissions	$41,345	$42,109
Rooms	34,681	32,570
Theatre concessions	24,922	23,689
Food and beverage	16,155	15,530
Other revenues	14,666	15,134
Total revenues	131,769	129,032

Costs and expenses:
Theatre operations	34,863	34,623
Rooms	11,402	10,692
Theatre concessions	6,721	6,138
Food and beverage	12,063	11,546
Advertising and marketing	7,388	6,884
Administrative	12,392	12,244
Depreciation and amortization	9,078	8,327
Rent	2,154	2,125
Property taxes	3,906	3,422
Other operating expenses	9,113	8,684
Total costs and expenses	109,080	104,685

Operating income	22,689	24,347

Other income (expense):
Investment income	25	3
Interest expense	(2,404)	(2,394)
Gain (loss) on disposition of property, equipment and other assets	(6)	17
Equity losses from unconsolidated joint ventures, net	(41)	(83)
	(2,426)	(2,457)

Earnings before income taxes	20,263	21,890
Income taxes	7,987	9,044
Net earnings	12,276	12,846
Net loss attributable to noncontrolling interests	(156)	(585)
Net earnings attributable to The Marcus Corporation	$12,432	$13,431

Net earnings per share – basic:
Common Stock	$0.47	$0.51
Class B Common Stock	$0.43	$0.47

Net earnings per share – diluted:
Common Stock	$0.45	$0.50
Class B Common Stock	$0.42	$0.46

Dividends per share:
Common Stock	$0.095	$0.085
Class B Common Stock	$0.086	$0.077

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands, except per share data	13 Weeks Ended
	August 28, 2014	August 29, 2013

Net earnings	$12,276	$12,846

Other comprehensive income (loss), net of tax:
Change in unrealized loss on available for sale investments, net of tax benefit of $0 and $1, respectively	—	(1)
Fair market value adjustment of interest rate swap, net of tax effect of $25 and $158, respectively	40	241
Reclassification adjustment on interest rate swap included in interest expense, net of tax effect of $20 and $18, respectively	29	27

Other comprehensive income	69	267

Comprehensive income	12,345	13,113

Comprehensive loss attributable to noncontrolling interests	(156)	(585)

Comprehensive income attributable to The Marcus Corporation	$12,501	$13,698

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	13 Weeks Ended
(in thousands)	August 28, 2014	August 29, 2013

OPERATING ACTIVITIES:
Net earnings	$12,276	$12,846
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on investments in joint ventures	41	83
Distribution from joint venture	30	—
Loss (gain) loss on disposition of property, equipment and other assets	6	(17)
Amortization of favorable lease right	83	83
Depreciation and amortization	9,078	8,327
Stock compensation expense	319	386
Deferred income taxes	90	(345)
Deferred compensation and other	709	499
Changes in operating assets and liabilities:
Accounts and notes receivable	(2,748)	(3,140)
Other current assets	(392)	(333)
Accounts payable	(3,317)	(3,914)
Income taxes	7,219	8,478
Taxes other than income taxes	163	(362)
Accrued compensation	(4,728)	(3,101)
Other accrued liabilities	(2,224)	2,240
Total adjustments	4,329	8,884
Net cash provided by operating activities	16,605	21,730

INVESTING ACTIVITIES:
Capital expenditures	(13,074)	(8,724)
Proceeds from disposals of property, equipment and other assets	25	115
Decrease (increase) in restricted cash	(776)	1,004
Decrease (increase) in other assets	(459)	24
Capital contribution in joint venture	(338)	(343)
Net cash used in investing activities	(14,622)	(7,924)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from issuance of notes payable and long-term debt	32,500	64,500
Principal payments on notes payable and long-term debt	(33,612)	(72,388)
Debt issuance costs	—	(276)
Equity transactions:
Treasury stock transactions, except for stock options	25	(554)
Exercise of stock options	1,003	261
Dividends paid	(2,525)	(2,233)
Distributions to noncontrolling interest	(719)	(1,060)
Net cash used in financing activities	(3,328)	(11,750)

Net increase (decrease) in cash and cash equivalents	(1,345)	2,056
Cash and cash equivalents at beginning of period	6,780	10,158
Cash and cash equivalents at end of period	$5,435	$12,214

Supplemental Information:
Interest paid, net of amounts capitalized	$2,012	$1,119
Income taxes paid	576	822
Change in accounts payable for additions to property and equipment	(4,578)	(1,780)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED AUGUST 28, 2014

1. General

Accounting Policies – Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended May 29, 2014, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The unaudited consolidated financial statements for the 13 weeks ended August 28, 2014 and August 29, 2013 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at August 28, 2014, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 29, 2014.

Depreciation and Amortization – Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $8,960,000 and $8,207,000 for the 13 weeks ended August 28, 2014 and August 29, 2013, respectively.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	Swap Agreements	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at May 29, 2014	$34	$(11)	$(4,581)	$(4,558)
Other comprehensive income before reclassifications	40	-	-	40
Amounts reclassified from accumulated other comprehensive loss (1)	29	-	-	29
Net other comprehensive income	69	-	-	69
Balance at August 28, 2014	$103	$(11)	$(4,581)	$(4,489)

	Swap Agreements	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at May 30, 2013	$18	$(10)	$(3,836)	$(3,828)
Other comprehensive income (loss) before reclassifications	241	(1)	-	240
Amounts reclassified from accumulated other comprehensive loss (1)	27	-	-	27
Net other comprehensive income (loss)	268	(1)	-	267
Balance at August 29, 2013	$286	$(11)	$(3,836)	$(3,561)

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended August 28, 2014	13 Weeks Ended August 29, 2013
	(in thousands, except per share data)
Numerator:
Net earnings attributable to The Marcus Corporation	$12,432	$13,431
Denominator:
Denominator for basic EPS	27,347	27,071
Effect of dilutive employee stock options	266	23
Denominator for diluted EPS	27,613	27,094
Net earnings per share – basic:
Common Stock	$0.47	$0.51
Class B Common Stock	$0.43	$0.47
Net earnings per share – diluted:
Common Stock	$0.45	$0.50
Class B Common Stock	$0.42	$0.46

Equity – Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interests for the 13 weeks ended August 28, 2014 and August 29, 2013 was as follows:

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at May 29, 2014	$326,211	$3,768
Net earnings attributable to The Marcus Corporation	12,432	–
Net loss attributable to noncontrolling interests	–	(156)
Distributions to noncontrolling interests	–	(719)
Cash dividends	(2,525)	–
Exercise of stock options	1,003	–
Treasury stock transactions, except for stock options	25	–
Share-based compensation	319	–
Other	32	–
Other comprehensive income, net of tax	69	–
Balance at August 28, 2014	$337,566	$2,893

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at May 30, 2013	$306,702	$9,994
Net earnings attributable to The Marcus Corporation	13,431	–
Net loss attributable to noncontrolling interests	–	(585)
Distributions to noncontrolling interests	–	(1,060)
Cash dividends	(2,233)	–
Exercise of stock options	261	–
Treasury stock transactions, except for stock options	(554)	–
Share-based compensation	386	–
Other comprehensive income, net of tax	267	–
Balance at August 29, 2013	$318,260	$8,349

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At August 28, 2014 and May 29, 2014, the Company’s $70,000 of available for sale securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 – Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At August 28, 2014 and May 29, 2014, respectively, the $170,000 and $56,000 asset related to the Company’s interest rate swap contract was valued using Level 2 pricing inputs.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At August 28, 2014 and May 29, 2014, none of the Company’s fair value measurements were valued using Level 3 pricing inputs.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended August 28, 2014	13 Weeks Ended August 29, 2013
	(in thousands)
Service cost	$175	$176
Interest cost	311	293
Net amortization of prior service cost and actuarial loss	81	67
Net periodic pension cost	$567	$536

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

The Company entered into an interest rate swap agreement on February 28, 2013 covering $25,000,000 of floating rate debt, which expires January 22, 2018, and requires the Company to pay interest at a defined rate of 0.96% while receiving interest at a defined variable rate of one-month LIBOR (0.19% at August 28, 2014). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of August 28, 2014, the interest rate swap was considered effective. The notional amount of the swap is $25,000,000 and the fair value of the swap was $170,000 and $56,000 as of August 28, 2014 and May 29, 2014, respectively, and is included in other (long-term assets). The Company does not expect the interest rate swap to have any material effect on earnings within the next 12 months.

3. Capital Lease Obligation

During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of August 28, 2014, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in furniture, fixtures and equipment is $45,510,000 related to the digital systems as of August 28, 2014 and May 29, 2014, which is being amortized over the remaining estimated useful life of the assets. Accumulated amortization of the digital systems was $13,803,000 and $12,259,000 as of August 28, 2014 and May 29, 2014, respectively.

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

The Company’s capital lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company’s expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $4,950,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

4. Income Taxes

The Company’s effective income tax rate, adjusted for losses from noncontrolling interests, for the 13 weeks ended August 28, 2014 and August 29, 2013 was 39.1% and 40.2%, respectively. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in its income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners.

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

Following is a summary of business segment information for the 13 weeks ended August 28, 2014 and August 29, 2013 (in thousands):

13 Weeks Ended August 28, 2014	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$69,387	$62,247	$135	$131,769
Operating income (loss)	14,854	11,004	(3,169)	22,689
Depreciation and amortization	4,730	4,247	101	9,078

13 Weeks Ended August 29, 2013	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$69,112	$59,810	$110	$129,032
Operating income (loss)	16,913	10,898	(3,464)	24,347
Depreciation and amortization	3,986	4,181	160	8,327

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

RESULTS OF OPERATIONS

General

We report our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in May. Fiscal 2015 is a 52-week year, as was fiscal 2014. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the first quarter of fiscal 2015 and fiscal 2014 (in millions, except for per share and variance percentage data):

	First Quarter
			Variance
	F2015	F2014	Amt.	Pct.
Revenues	$131.8	$129.0	$2.8	2.1%
Operating income	22.7	24.3	(1.6)	-6.8%
Other income (expense)	(2.4)	(2.5)	0.1	1.3%
Net loss attributable to noncontrolling interests	0.2	0.6	(0.4)	-73.3%
Net earnings attributable to The Marcus Corp.	12.4	13.4	1.0	-7.4%
Net earnings per common share - diluted	$0.45	$0.50	$0.05	-10.0%

Revenues increased during the first quarter of fiscal 2015 compared to the same period last year primarily due to increased revenues from our hotels and resorts division. Operating income (earnings before other income/expense and income taxes) and net earnings attributable to The Marcus Corporation decreased during the first quarter of fiscal 2015 compared to the same period last year due to reduced operating results from our theatre division. Operating results from our hotels and resorts division were favorably impacted by higher occupancy rates and average daily room rates during the fiscal 2015 first quarter compared to the first quarter last year. Operating results from our theatre division were negatively impacted by a weaker slate of movies during the fiscal 2015 first quarter compared to the same period last year.

We did not have any significant variations in investment income, interest expense, gains or losses on the disposition of property, equipment and other assets or net equity losses from unconsolidated joint ventures during the first quarter of fiscal 2015 compared to the same quarter last year. Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact our actual reported interest expense in future periods. The timing of periodic sales of our property and equipment varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment.

We reported income tax expense for the first quarter of fiscal 2015 of $8.0 million, a decrease of $1.0 million, or 11.7%, compared to income tax expense of $9.0 million for the same period of fiscal 2014. Our fiscal 2015 first quarter effective income tax rate, after adjusting for a loss from noncontrolling interests that is not tax-effected because the entities involved are tax pass-through entities, was 39.1%, compared to our fiscal 2014 first quarter effective income tax rate of 40.2%. We currently anticipate that our effective income tax rate for the remaining quarters of fiscal 2015 will remain close to our historical 39-40% average, excluding any changes in our liability for unrecognized tax benefits or potential changes in federal and state income tax rates. Our actual fiscal 2015 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

The operating results of two majority-owned hotels, The Skirvin Hilton and The Cornhusker, A Marriott Hotel, are included in the hotels and resorts division revenue and operating income, and the after-tax net earnings or loss attributable to noncontrolling interests is deducted from or added to net earnings on the consolidated statements of earnings. We reported a net loss attributable to noncontrolling interests of $156,000 during the first quarter of fiscal 2015 compared to a loss of $585,000 during the first quarter of fiscal 2014. The loss during the first quarter of fiscal 2014 was primarily due to a true-up of a prior-year allocation of earnings attributable to noncontrolling interests and, as a result, negatively impacted comparisons to our fiscal 2015 results by approximately $0.01 per share.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the first quarter of fiscal 2015 and fiscal 2014 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2015	F2014	Amt.	Pct.
Revenues	$69.4	$69.1	$0.3	0.4%
Operating income	14.9	16.9	(2.0)	-12.2%
Operating margin (% of revenues)	21.4%	24.5%

Consistent with the seasonal nature of the motion picture exhibition industry, the first quarter is typically the strongest period of our fiscal year for our theatre division due to the traditionally strong summer movie season. Fiscal 2015 first quarter theatre division revenues increased slightly compared to the prior year quarter due to increased concession revenues, partially offset by reduced box office receipts. Operating income and operating margin in our theatre division decreased in the first quarter of fiscal 2015 compared to the same period in the prior year due primarily to the impact of a weaker film slate during the first quarter of fiscal 2015.

Comparisons to fiscal 2014 first quarter record operating results were also negatively impacted by the fact that fiscal 2014 first quarter results included a $300,000 property tax refund at one of our Chicago-area theatres and fiscal 2015 first quarter results include preopening expenses of approximately $200,000 related to the opening of several new amenities in our theatres. In addition, depreciation and amortization expense in our theatre division increased by approximately $740,000 during the first quarter of fiscal 2015 compared to the same period last year due to capital expenditures made in our theatres and an increase in net depreciation of our digital cinema systems in the first quarter of fiscal 2015, as we continue to amortize our initial license fees and capital lease obligation against continued reductions of the obligation resulting from earned virtual print fees. Also contributing to our decrease in operating income during the first quarter of fiscal 2015 was approximately $400,000 in costs that we incurred in the current-year quarter related to our new loyalty program, including advertising, material costs and the cost of accruing expected rewards being earned by our new members. We expect these costs to provide future benefits to our theatre division operating results, as we attempt to increase movie-going frequency through targeted communications to our members.

The following table breaks down the components of revenues for the theatre division for the first quarter of fiscal 2015 and fiscal 2014 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2015	F2014	Amt.	Pct.
Box office receipts	$41.3	$42.1	$(0.8)	-1.8%
Concession revenues	24.9	23.7	1.2	5.2%
Other revenues	3.2	3.3	(0.1)	-5.9%
Total revenues	$69.4	$69.1	$0.3	0.4%

The decrease in our box office receipts for the first quarter of fiscal 2015 compared to the same period last year was due primarily to a lack of the typical number of blockbuster films and family-oriented movies during the current-year summer, particularly during the month of July (historically our strongest month of the year). According to data received from Rentrak (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2015 first quarter results, United States box office receipts decreased 12.7% during our fiscal 2015 first quarter, indicating that our box office receipts in the first quarter of fiscal 2015 outperformed the industry by nearly 11 percentage points (the third consecutive quarter in which we have outperformed the industry average). We believe we significantly outperformed the industry average during our fiscal 2015 first quarter due to the recent investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies, including our $5 Tuesday promotion.

Our average ticket price decreased 10.6% during the fiscal 2015 first quarter compared to the same period last year. The decrease was directly attributable to our $5 Tuesday promotion and the fact that a weak slate of movies during July limited the number of customers paying full price on what historically has been some of our busiest weekends of the year. We rolled out the $5 Tuesday promotion to our entire circuit in mid-November 2013, so we believe that comparisons to last year will be impacted during our fiscal 2015 second quarter as well. In addition, we made the strategic decision not to increase our admission prices during the first year of the introduction of many of our new theatre amenities, including our DreamLoungerSM recliner seating. In fact, we have not increased our regular admission prices in our theatre circuit since April 2013, nearly one and one-half years ago. We currently anticipate increasing selected ticket prices later this fall, with a particular focus on theatre locations where we have established a strong price/value proposition for our customers as a result of our recent capital investments in those theatres.

Our fiscal 2015 first quarter concession revenues increased compared to the same period last year entirely as a result of increased attendance at comparable theatres, partially offset by a 4.3% decrease in our average concession revenues per person compared to our fiscal 2014 first quarter. The decrease in our fiscal 2015 first quarter concession revenues per person was due primarily to the fact that we offered a free small popcorn to our loyalty program members on Tuesdays. In addition, the fact that our top two films during the fiscal 2014 first quarter were animated family movies (Despicable Me 2 and Monsters University) also likely contributed to our decrease in concession sales per person in the current-year quarter, as these types of films typically result in stronger concession sales compared to more adult-oriented films and the film slate during the first quarter of fiscal 2015 was lacking in strong family-oriented movies. Other revenues decreased slightly during our fiscal 2015 first quarter compared to the same period last year due primarily to a minor decrease in marketing and advertising income.

Comparable theatre attendance increased 9.9% during the first quarter of fiscal 2015 compared to the same period last year, despite the lackluster film slate. We believe a combination of several factors contributed to this significant increase in attendance and our above-described industry outperformance. In addition to the $5 Tuesday promotion, our fiscal 2015 first quarter attendance was favorably impacted by increased attendance at eight theatres that added our spacious new DreamLounger electric all-recliner seating during fiscal 2014.

For the first quarter of fiscal 2015, the first three weeks in June were good weeks at the box office, and the last four weeks in August were very strong, with box office receipts approximately 30% higher than comparable weeks last year. Unfortunately, the six weeks in between, including all of July, produced lower box office receipts than the comparable weeks during fiscal 2014. The week that included the July 4th holiday, historically one of our strongest weeks of the entire fiscal year, was so lacking in strong film product that it was our second worst week of our entire 13-week fiscal 2015 first quarter. Our highest grossing films during the fiscal 2015 first quarter included Guardians of the Galaxy, Transformers: Age of Extinction, Maleficent, 22 Jump Street and Dawn of the Planet of the Apes. The film slate during the first quarter of fiscal 2015 was lacking the usual quantity of strong blockbuster movies, as evidenced by the fact that our top five films during our fiscal 2015 first quarter only accounted for 30% of our total box office results compared to 39% for the top five films during the first quarter of last year, both expressed as a percentage of the total box office receipts for the period. This decline in summer blockbuster films was likely due in large part to the reported fact that the studios released only 12 movies with budgets close to or more than $100 million between May and August 2014, compared to 22 such films during the same period in calendar 2013. Production delays on several would-be blockbuster movies were one of the reported reasons for the decline in larger-budget films this quarter.

September is typically the slowest month of the year for our theatre division. Film product for the second quarter of fiscal 2015 has thus far produced box office results slightly higher than the same period last year. Films scheduled to be released this fall and during the upcoming Thanksgiving holiday period that may generate substantial box office interest include Fury, Interstellar, Big Hero 6 and The Hunger Games: Mockingjay – Part I. The highest grossing films released during the second quarter last year included The Hunger Games: Catching Fire, Gravity, Thor: The Dark World, Cloudy with a Chance of Meatballs 2 and Captain Phillips. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We launched our new customer loyalty program, Magical Movie Rewards™ on March 30, 2014. We are very encouraged by the response to this program to date, which has added more than 640,000 members in its first six months. In addition to earning points for each dollar spent, members also receive special concession offers, promotions and exclusive screening opportunities. We believe the benefit of this program to us is the ability to better understand customer preferences and to engage loyalty program members with customized communications and rewards. We believe that this will result in increased frequency, higher average concession revenues per person, increased loyalty to Marcus Theatres and ultimately, continued improved operating results.

We ended the first quarter of fiscal 2015 and fiscal 2014 with a total of 674 company-owned screens in 53 theatres and 11 managed screens in two theatres. We opened three new Take Five LoungeSM outlets and three Zaffiro’s® Express lobby dining outlets during our fiscal 2015 first quarter. Early in our fiscal 2015 second quarter, we opened two additional Take Five Lounges and Zaffiro’s Express outlets, bringing our total number of each concept to 11. We have also commenced construction on the conversion of another theatre to DreamLounger recliner seating, as well as the conversion of two more UltraScreen DLX auditoriums and the addition of one more Take Five Lounge and Zaffiro’s Express. All of these new amenities are scheduled to open in November or December 2014. We also continued construction on our new theatre in Sun Prairie, Wisconsin, The Palace at Sun Prairie. Designed to replace an existing nearby theatre, this new 12-screen theatre will incorporate each of the above-referenced amenities, as well as four Big Screen BistroSM in-theatre dining auditoriums, and is currently scheduled to open in May 2015.

Hotels and Resorts

The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the first quarter of fiscal 2015 and fiscal 2014 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2015	F2014	Amt.	Pct.
Revenues	$62.2	$59.8	$2.4	4.1%
Operating income	11.0	10.9	0.1	1.0%
Operating margin (% of revenues)	17.7%	18.2%

Our first quarter is historically the strongest quarter of our fiscal year for our hotels and resorts division due to increased travel during the summer months at our predominantly Midwestern properties. Division revenues and operating income increased during our fiscal 2015 first quarter compared to the prior year first quarter due to both increased occupancy percentage and average daily room rate. In fact, our operating income during the first quarter of fiscal 2015 was the highest we have reported since fiscal 2007, which we believe is an indicator of steady improvement in both the lodging industry and our hotels and resorts division.

The following table sets forth certain operating statistics for the first quarter of fiscal 2015 and fiscal 2014, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	First Quarter(1)
			Variance
	F2015	F2014	Amt.	Pct.
Occupancy percentage	86.0%	82.3%	3.7 pts	4.5%
ADR	$154.25	$151.40	$2.85	1.9%
RevPAR	$132.69	$124.62	$8.07	6.5%

(1)          These operating statistics represent averages of our nine distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at six of our nine company-owned properties during the first quarter of fiscal 2015 compared to the same period last year. According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2015 first quarter results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 8.1% during our fiscal 2015 first quarter compared to our fiscal 2014 first quarter, greater than the increase of 6.5% we experienced. We believe our RevPAR increases during the first quarter of fiscal 2015 were negatively impacted by a difficult comparison in the Chicago hotel market (even though our hotel outperformed the market), and a recent increase in room supply in one of our markets.

The lodging industry continued to recover at a steady pace during the first quarter of our fiscal 2015. Fiscal 2015 first quarter occupancy rates showed improvement over the same period during the prior year and continued to be at record levels for this division, significantly higher than prior to the recession-driven downturn in the hotel industry. However, one of the continued challenges facing our hotels and resorts division, and the industry as a whole, has been the slow recovery of ADR compared to pre-recession levels. Recent trends in ADR have been positive, and we are pleased to report our 15th straight quarter of year-over-year ADR increases during our fiscal 2015 first quarter. In fact, our ADR during the first quarter of fiscal 2015 for our eight comparable hotels exceeded our pre-recession fiscal 2008 ADR for those same hotels by 0.4% – the first quarter since the end of the recession that we have exceeded comparable quarter fiscal 2008 ADR.

Strong group business at several of our hotels contributed to our improved operating results during the first quarter of fiscal 2015. Typically, when we have substantial blocks of rooms committed to group business, we are able to raise rates with non-group business, which we believe contributed to our 8%-9% increase in ADR at selected hotels during the first quarter of fiscal 2015 compared to the prior-year first quarter. Ultimately, we believe our best way of increasing our operating margins in future periods is by increasing our ADR. We are encouraged by the fact that our group booking pace for fiscal 2015 is running ahead of fiscal 2014 as of the date of this report.

Whether the current positive trends continue depends in large part on the economic environment in which we operate, as hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product. We generally expect our favorable revenue trends to continue in future periods and to generally track the overall industry trends. We expect to begin construction on our conversion of our Chicago hotel into an AC Hotel by Marriott in November 2014. Although we will keep the hotel open, under the name “Hotel Rush,” for most of the construction period until the scheduled completion in Spring 2015, we anticipate that the disruption associated with the construction will negatively impact operating results at that hotel. Conversely, we completed the final phase of our major renovation of The Cornhusker, a Marriott Hotel, in Lincoln, Nebraska, during the first quarter of fiscal 2015, and we expect to recognize favorable year-over-year comparisons in operating results from that hotel in future periods. We also continue to monitor our important Milwaukee market very closely, as this market continues to experience an increase in room supply. Late in our fiscal 2015 first quarter, a new 381-room casino hotel opened near downtown Milwaukee.

During the first quarter of fiscal 2015, we completed our first summer of managing the Heidel House Resort & Spa in Green Lake, Wisconsin. Early in our fiscal 2015 second quarter, we entered into an agreement to assume management of The Hotel Zamora and Castile Restaurant in St. Pete Beach, Florida, effective November 1, 2014. We also acquired a 10% minority ownership interest in the hotel and restaurant. The Hotel Zamora offers 72 luxurious guest rooms, including 22 two-bedroom suites, and has 9,000 square feet of meeting space, including one of the most scenic rooftops in Florida. This boutique luxury property opened in June 2014 and overlooks the Intracoastal Waterway and the Gulf of Mexico. Castile is the hotel’s destination restaurant and rooftop lounge.

We have a number of additional potential growth opportunities that we are currently evaluating. The timing and nature of the opportunities may vary and include pure management contracts, management contracts with equity and joint venture investments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously-noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $141 million of unused credit lines as of the end of our fiscal 2015 first quarter, will be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2015.

Financial Condition

Net cash provided by operating activities decreased by $5.1 million to $16.6 million during the first quarter of fiscal 2015, compared to net cash provided by operating activities of $21.7 million during the first quarter of the prior year. The decrease was due primarily to decreased net earnings and the unfavorable timing in the payment of accrued compensation, income taxes and other accrued liabilities.

Net cash used in investing activities during the fiscal 2015 first quarter totaled $14.6 million, compared to $7.9 million during the fiscal 2014 first quarter. The increase in net cash used in investing activities was the result of increased capital expenditures and an increase in restricted cash. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $13.1 million during the first quarter of fiscal 2015 compared to $8.7 million during the first quarter of the prior year. Approximately $300,000 of our capital expenditures during the first quarter of fiscal 2015 was related to the development of a new theatre. We did not incur any acquisition-related capital expenditures during the first quarter of fiscal 2015 or fiscal 2014.

Fiscal 2015 first quarter cash capital expenditures included approximately $7.7 million incurred in our theatre division, including costs associated with the completion of several previously-described fiscal 2014 projects (DreamLounger recliner seating additions and new Take Five Lounge and Zaffiro’s Express outlets). We also incurred capital expenditures in our hotel division during the first quarter of fiscal 2015 of approximately $5.0 million, including costs associated with the completion of the fiscal 2014 renovation of the tower guest rooms of the Pfister Hotel in Milwaukee, Wisconsin and completion of the renovation of The Cornhusker. Fiscal 2014 first quarter capital expenditures included approximately $4.8 million incurred in our theatre division, including costs associated with the renovation of a theatre in Omaha, Nebraska, the addition of a Take Five Lounge at theatres in Omaha and Madison, Wisconsin, and the construction of an UltraScreen in Gurnee, Illinois. We also incurred capital expenditures in our hotel division during the first quarter of fiscal 2014 of approximately $3.9 million, including costs associated with the renovation of The Cornhusker.

Net cash used in financing activities during the first quarter of fiscal 2015 totaled $3.3 million compared to $11.8 million during the first quarter of fiscal 2014. We used excess cash during both periods to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, we added $32.5 million of new debt and we made $33.6 million of principal payments on long-term debt during our fiscal 2015 first quarter (net reduction in long-term debt of $1.1 million) compared to $64.5 million of new debt added (including $50 million of newly issued senior notes) and $72.4 million of principal payments made during our fiscal 2014 first quarter (net reduction in long-term debt of $7.9 million), accounting for the majority of the decrease in net cash used in financing activities during the current-year quarter. Our debt-to-capitalization ratio was 0.42 at August 28, 2014 and at our fiscal 2014 year-end.

We repurchased approximately 1,000 shares of our common stock in conjunction with the exercise of stock options during the first quarter of fiscal 2015. We repurchased approximately 48,000 shares of our common stock for approximately $600,000 during the first quarter of fiscal 2014 in conjunction with the exercise of stock options and the purchase of shares in the open market. As of August 28, 2014, approximately 3.3 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. We expect that we will execute any future repurchases on the open market or in privately-negotiated transactions, depending upon a number of factors, including prevailing market conditions.

Dividend payments during the first quarter of fiscal 2015 totaled $2.5 million compared to dividend payments of $2.2 million during the first quarter of fiscal 2014. The increase in dividend payments was the result of an 11.8% increase in our regular quarterly dividend payment initiated during the fourth quarter of fiscal 2014. During the first quarter of fiscal 2015, we made distributions to noncontrolling interests of $700,000, compared to distributions of $1.1 million during the first quarter of fiscal 2014.

We previously indicated that we expected our full-year fiscal 2015 capital expenditures, including potential purchases of interests in joint ventures (but excluding any significant unidentified acquisitions), to be in the $70-$90 million range. We are still finalizing the scope and timing of the various projects requested by our two divisions, but at this time, we are not adjusting this estimate. Some of these projects may carry over to the next fiscal year, and if that occurs, it would be more likely that we would incur capital expenditures in the current year at the lower end of that range. The actual timing and extent of the implementation of all of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.

We also continue to pursue an opportunity to be the co-developer of a previously-described mixed-use retail development known as The Corners of Brookfield. During the first quarter of fiscal 2015, we continued to make progress on our negotiations with our potential equity partners, and a joint venture structure that would include a minority interest for us advanced nearer to completion. We also made progress during the first quarter of fiscal 2015 on obtaining a sufficient number of leases to proceed with this project. The actual timing and extent of any additional expenditures for this project may change, depending upon the satisfactory and timely completion of the items noted above. We continue to target a Fall 2016 project opening, if all necessary milestones are reached.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have not experienced any material changes in our market risk exposures since May 29, 2014.

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

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 29, 2014. No material change to such risk factors has occurred during the 13 weeks ended August 28, 2014.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
May 30 – June 26	-	$-	-	3,290,558
June 27 – July 31	326	19.38	326	3,290,232
August 1 – August 28	796	18.11	796	3,289,436
Total	1,122	$18.48	1,122	3,289,436

(1)	Through August 28, 2014, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of August 28, 2014, we had repurchased approximately 8.4 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from The Marcus Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 28, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: October 7, 2014	By:	/s/ Gregory S. Marcus
Gregory S. Marcus President and Chief Executive Officer

DATE: October 7, 2014	By:	/s/ Douglas A. Neis
Douglas A. Neis Chief Financial Officer and Treasurer

S-1