Form 10-Q
period 2014-11-27
MARCUS CORP
filed 2015-01-06
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2014

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

COMMON STOCK OUTSTANDING AT December 31, 2014 – 18,679,403

CLASS B COMMON STOCK OUTSTANDING AT December 31, 2014 , 2014 – 8,731,786

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	November 27, 2014	May 29, 2014

ASSETS
Current assets:
Cash and cash equivalents	$9,033	$6,780
Restricted cash	9,132	8,032
Accounts and notes receivable, net of reserves of $1,502 and $1,423, respectively	14,608	9,472
Refundable income taxes	—	2,958
Deferred income taxes	3,180	3,056
Other current assets	6,052	6,367
Total current assets	42,005	36,665

Property and equipment:
Land and improvements	100,222	97,611
Buildings and improvements	615,675	613,873
Leasehold improvements	67,301	62,379
Furniture, fixtures and equipment	272,499	270,993
Construction in progress	8,924	5,843
Total property and equipment	1,064,621	1,050,699
Less accumulated depreciation and amortization	411,341	399,119
Net property and equipment	653,280	651,580

Other assets:
Investments in joint ventures	3,790	2,025
Goodwill	43,789	43,858
Other	35,995	34,795
Total other assets	83,574	80,678

TOTAL ASSETS	$778,859	$768,923

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	November 27, 2014	May 29, 2014

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,320	$30,954
Income taxes	2,687	—
Taxes other than income taxes	15,953	14,333
Accrued compensation	11,340	12,914
Other accrued liabilities	29,351	31,912
Current portion of capital lease obligation	4,999	4,871
Current maturities of long-term debt	8,605	7,030
Total current liabilities	96,255	102,014

Capital lease obligation	20,861	23,370

Long-term debt	234,740	233,557

Deferred income taxes	42,148	42,561

Deferred compensation and other	41,217	37,442

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,457,727 shares at November 27, 2014 and May 29, 2014	22,458	22,458
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,731,786 shares at November 27, 2014 and May 29, 2014	8,732	8,732
Capital in excess of par	54,570	53,844
Retained earnings	306,937	294,334
Accumulated other comprehensive loss	(4,554)	(4,558)
	388,143	374,810
Less cost of Common Stock in treasury (3,781,733 shares at November 27, 2014 and 3,890,871 shares at May 29, 2014)	(47,327)	(48,599)
Total shareholders' equity attributable to The Marcus Corporation	340,816	326,211
Noncontrolling interest	2,822	3,768
Total equity	343,638	329,979

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$778,859	$768,923

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings

(in thousands, except per share data)	November 27, 2014		November 28, 2013
	13 Weeks	26 Weeks	13 Weeks	26 Weeks
Revenues:
Theatre admissions	$32,794	$74,139	$27,973	$70,082
Rooms	29,678	64,359	28,548	61,118
Theatre concessions	20,484	45,406	15,876	39,565
Food and beverage	20,134	36,289	15,546	31,076
Other revenues	12,971	27,637	12,645	27,779
Total revenues	116,061	247,830	100,588	229,620

Costs and expenses:
Theatre operations	27,953	62,816	25,461	60,084
Rooms	10,725	22,127	10,160	20,852
Theatre concessions	5,841	12,562	4,768	10,906
Food and beverage	15,924	27,987	11,491	23,037
Advertising and marketing	6,710	14,098	6,529	13,413
Administrative	12,955	25,347	11,126	23,370
Depreciation and amortization	10,156	19,234	8,457	16,784
Rent	2,160	4,314	2,115	4,240
Property taxes	3,719	7,625	3,752	7,174
Other operating expenses	8,298	17,411	7,919	16,603
Total costs and expenses	104,441	213,521	91,778	196,463

Operating income	11,620	34,309	8,810	33,157

Other income (expense):
Investment income	25	50	17	20
Interest expense	(2,388)	(4,792)	(2,584)	(4,978)
Loss on disposition of property, equipment and other assets	(495)	(501)	(789)	(772)
Equity earnings (losses) from unconsolidated joint ventures, net	27	(14)	54	(29)
	(2,831)	(5,257)	(3,302)	(5,759)

Earnings before income taxes	8,789	29,052	5,508	27,398
Income taxes	3,398	11,385	2,026	11,070
Net earnings	5,391	17,667	3,482	16,328
Net earnings (loss) attributable to noncontrolling interests	168	12	237	(348)
Net earnings attributable to The Marcus Corporation	$5,223	$17,655	$3,245	$16,676

Net earnings per share – basic:
Common Stock	$0.20	$0.67	$0.12	$0.64
Class B Common Stock	$0.18	$0.60	$0.11	$0.58

Net earnings per share – diluted:
Common Stock	$0.19	$0.64	$0.12	$0.62
Class B Common Stock	$0.18	$0.60	$0.11	$0.58

Dividends per share:
Common Stock	$0.095	$0.190	$0.085	$0.170
Class B Common Stock	$0.086	$0.173	$0.077	$0.155

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands except per share data)	November 27, 2014		November 28, 2013
	13 Weeks	26 Weeks	13 Weeks	26 Weeks

Net earnings	$5,391	$17,667	$3,482	$16,328

Other comprehensive income (loss), net of tax:
Change in unrealized loss on available for sale investments, net of tax benefit of $0, $0, $0 and $1, respectively	—	—	—	(1)
Fair market value adjustment of interest rate swap, net of tax benefit of $63, $37, $194 and $36, respectively	(95)	(55)	(294)	(53)
Reclassification adjustment on interest rate swap included in interest expense, net of tax effect of $20, $39, $20 and $37, respectively	30	59	30	57

Other comprehensive income (loss)	(65)	4	(264)	3

Comprehensive income	5,326	17,671	3,218	16,331

Comprehensive income (loss) attributable to noncontrolling interests	168	12	237	(348)

Comprehensive income attributable to The Marcus Corporation	$5,158	$17,659	$2,981	$16,679

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	26 Weeks Ended
(in thousands)	November 27, 2014	November 28, 2013

OPERATING ACTIVITIES:
Net earnings	$17,667	$16,328
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on investments in joint ventures	14	29
Distribution from joint venture	120	—
Loss on disposition of property, equipment and other assets	501	772
Amortization of favorable lease right	167	167
Depreciation and amortization	19,234	16,784
Stock compensation expense	683	1,036
Deferred income taxes	(470)	(949)
Deferred compensation and other	3,775	469
Changes in operating assets and liabilities:
Accounts and notes receivable	(5,101)	(1,734)
Other current assets	(165)	136
Accounts payable	(4,360)	(2,064)
Income taxes	5,692	3,020
Taxes other than income taxes	1,620	1,679
Accrued compensation	(1,574)	135
Other accrued liabilities	(2,561)	2,036
Total adjustments	17,575	21,516
Net cash provided by operating activities	35,242	37,844

INVESTING ACTIVITIES:
Capital expenditures	(27,047)	(20,954)
Proceeds from disposals of property, equipment and other assets	183	876
Decrease (increase) in restricted cash	(1,100)	432
Increase in other assets	(1,142)	(640)
Purchase of interest in joint venture	(1,500)	—
Capital contribution in joint venture	(399)	(706)
Cash advanced to joint venture	—	(231)
Net cash used in investing activities	(31,005)	(21,223)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from issuance of long-term debt	67,000	71,000
Principal payments on long-term debt	(64,242)	(79,157)
Debt issuance costs	—	(276)
Equity transactions:
Treasury stock transactions, except for stock options	173	(1,035)
Exercise of stock options	1,095	744
Dividends paid	(5,052)	(4,466)
Distributions to noncontrolling interest	(958)	(1,059)
Net cash used in financing activities	(1,984)	(14,249)

Net increase in cash and cash equivalents	2,253	2,372
Cash and cash equivalents at beginning of period	6,780	10,158
Cash and cash equivalents at end of period	$9,033	$12,530

Supplemental Information:
Interest paid, net of amounts capitalized	$4,558	$4,055
Income taxes paid	5,600	8,832
Change in accounts payable for additions to property and equipment	(3,274)	(1,503)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED NOVEMBER 27, 2014

1.           General

Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended May 29, 2014, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.

Basis of Presentation - The unaudited consolidated financial statements for the 13 and 26 weeks ended November 27, 2014 and November 28, 2013 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at November 27, 2014, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 29, 2014.

Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $10,048,000 and $19,008,000 for the 13 and 26 weeks ended November 27, 2014, respectively, and $8,332,000 and $16,539,000 for the 13 and 26 weeks ended November 28, 2013, respectively.

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	Swap Agreements	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at May 29, 2014	$34	$(11)	$(4,581)	$(4,558)
Other comprehensive loss before reclassifications	(55)	-	-	(55)
Amounts reclassified from accumulated other comprehensive loss (1)	59	-	-	59
Net other comprehensive income	4	-	-	4
Balance at November 27, 2014	$38	$(11)	$(4,581)	$(4,554)

	Swap Agreements	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at May 30, 2013	$18	$(10)	$(3,836)	$(3,828)
Other comprehensive loss before reclassifications	(53)	(1)	-	(54)
Amounts reclassified from accumulated other comprehensive loss (1)	57	-	-	57
Net other comprehensive income (loss)	4	(1)	-	3
Balance at November 28, 2013	$22	$(11)	$(3,836)	$(3,825)

(1) Amounts are included in interest expense in the consolidated statements of earnings.

Earnings Per Share - Net earnings per share (EPS) of Common Stock and Class B Common Stock is computed using the two class method. Basic net earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted net earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options using the treasury method. Convertible Class B Common Stock is reflected on an if-converted basis. The computation of the diluted net earnings per share of Common Stock assumes the conversion of Class B Common Stock, while the diluted net earnings per share of Class B Common Stock does not assume the conversion of those shares.

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended November 27, 2014	13 Weeks Ended November 28, 2013	26 Weeks Ended November 27, 2014	26 Weeks Ended November 28, 2013
	(in thousands, except per share data)
Numerator:
Net earnings attributable to The Marcus Corporation	$5,223	$3,245	$17,655	$16,676
Denominator:
Denominator for basic EPS	27,400	27,059	27,374	27,065
Effect of dilutive employee stock options	168	71	215	43
Denominator for diluted EPS	27,568	27,130	27,589	27,108
Net earnings per share – basic:
Common Stock	$0.20	$0.12	$0.67	$0.64
Class B Common Stock	$0.18	$0.11	$0.60	$0.58
Net earnings per share – diluted:
Common Stock	$0.19	$0.12	$0.64	$0.62
Class B Common Stock	$0.18	$0.11	$0.60	$0.58

Equity – Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interests for the 26 weeks ended November 27, 2014 and November 28, 2013 was as follows:

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at May 29, 2014	$326,211	$3,768
Net earnings attributable to The Marcus Corporation	17,655	–
Net earnings attributable to noncontrolling interests	–	12
Distributions to noncontrolling interests	–	(958)
Cash dividends	(5,052)	–
Exercise of stock options	1,095	–
Treasury stock transactions, except for stock options	173	–
Share-based compensation	683	–
Other	47	–
Other comprehensive income, net of tax	4	–
Balance at November 27, 2014	$340,816	$2,822

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at May 30, 2013	$306,702	$9,994
Net earnings attributable to The Marcus Corporation	16,676	–
Net loss attributable to noncontrolling interests	–	(348)
Distributions to noncontrolling interests	–	(1,059)
Cash dividends	(4,466)	–
Exercise of stock options	744	–
Treasury stock transactions, except for stock options	(1,035)	–
Share-based compensation	1,036	–
Other	85	–
Other comprehensive income, net of tax	3	–
Balance at November 28, 2013	$319,745	$8,587

Fair Value Measurements - Certain financial assets and liabilities are recorded at fair value in the consolidated financial statements. Some are measured on a recurring basis while others are measured on a non-recurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. A fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At November 27, 2014 and May 29, 2014, the Company’s $70,000 of available for sale securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At November 27, 2014 and May 29, 2014, respectively, the $62,000 and $56,000 asset related to the Company’s interest rate swap contract was valued using Level 2 pricing inputs.

Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At November 27, 2014 and May 29, 2014, none of the Company’s fair value measurements were valued using Level 3 pricing inputs.

Defined Benefit Plan - The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended November 27, 2014	13 Weeks Ended November 28, 2013	26 Weeks Ended November 27, 2014	26 Weeks Ended November 28, 2013
	(in thousands)
Service cost	$174	$175	$349	$351
Interest cost	311	294	622	587
Net amortization of prior service cost and actuarial loss	81	67	162	134
Net periodic pension cost	$566	$536	$1,133	$1,072

New Accounting Pronouncement - In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue From Contracts With Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles when it becomes effective. The new standard is effective for the Company in fiscal 2018 and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is evaluating the effect that the guidance will have on its consolidated financial statements and related disclosures.

Reclassifications – Certain reclassifications have been made to the prior year’s consolidated balance sheet to conform to the current year’s presentation to include the condominium units recorded in property and equipment.

2. Derivatives and Hedging Activities

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into an interest rate swap agreement on February 28, 2013 covering $25,000,000 of floating rate debt, which expires January 22, 2018, and requires the Company to pay interest at a defined rate of 0.96% while receiving interest at a defined variable rate of one-month LIBOR (0.19% at November 27, 2014). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of November 27, 2014, the interest rate swap was considered effective. The notional amount of the swap is $25,000,000 and the fair value of the swap was $62,000 and $56,000 as of November 27, 2014 and May 29, 2014, respectively, and is included in other (long-term assets). The Company does not expect the interest rate swap to have any material effect on earnings within the next 12 months.

3. Capital Lease Obligation

During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of November 27, 2014, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in furniture, fixtures and equipment is $45,510,000 related to the digital systems as of November 27, 2014 and May 29, 2014, which is being amortized over the remaining estimated useful life of the assets. Accumulated amortization of the digital systems was $15,347,000 and $12,259,000 as of November 27, 2014 and May 29, 2014, respectively.

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

The Company’s capital lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company’s expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $4,999,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

4. Income Taxes

The Company’s effective income tax rate, adjusted for losses from noncontrolling interests, for the 13 and 26 weeks ended November 27, 2014 was 39.4% and 39.2%, respectively, and was 38.4% and 39.9% for the 13 and 26 weeks ended November 28, 2013, resepctively. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in its income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners.

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

Following is a summary of business segment information for the 13 and 26 weeks ended November 27, 2014 and November 28, 2013 (in thousands):

13 Weeks Ended November 27, 2014	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$56,275	$59,626	$160	$116,061
Operating income (loss)	9,783	5,729	(3,892)	11,620
Depreciation and amortization	5,005	5,035	116	10,156

13 Weeks Ended November 28, 2013	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$46,772	$53,704	$112	$100,588
Operating income (loss)	5,307	7,045	(3,542)	8,810
Depreciation and amortization	4,147	4,169	141	8,457

26 Weeks Ended November 27, 2014	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$125,662	$121,873	$295	$247,830
Operating income (loss)	24,637	16,733	(7,061)	34,309
Depreciation and amortization	9,735	9,282	217	19,234

26 Weeks Ended November 28, 2013	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$115,884	$113,514	$222	$229,620
Operating income (loss)	22,220	17,943	(7,006)	33,157
Depreciation and amortization	8,133	8,350	301	16,784

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

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the comparable second quarter and first half of fiscal 2015 and fiscal 2014 (in millions, except for per share and variance percentage data):

	Second Quarter				First Half
			Variance				Variance
	F2015	F2014	Amt.	Pct.	F2015	F2014	Amt.	Pct.
Revenues	$116.1	$100.6	$15.5	15.4%	$247.8	$229.6	$18.2	7.9%
Operating Income	11.6	8.8	2.8	31.9%	34.3	33.2	1.1	3.5%
Other income (expense)	(2.8)	(3.3)	0.5	14.3%	(5.3)	(5.8)	0.5	8.7%
Net earnings (loss) attributable to noncontrolling interests	0.2	0.2	–	–%	–	(0.3)	(0.3)	-100.0%
Net earnings attributable to The Marcus Corp.	$5.2	$3.2	$2.0	61.0%	$17.7	$16.7	$1.0	5.9%

Net earnings per common share – diluted:	$0.19	$0.12	$0.07	58.3%	$0.64	$0.62	$0.02	3.2%

Revenues increased during the second quarter and first half of fiscal 2015 to record levels for such periods due to increases from both our theatre and hotels and resorts divisions. Operating income (earnings before other income/expense and income taxes) and net earnings attributable to The Marcus Corporation increased during the second quarter and first half of fiscal 2015 compared to the same periods last year due to record second quarter and first half operating results from our theatre division, partially offset by decreased operating income from our hotels and resorts division. Operating results from our theatre division during the fiscal 2015 periods were favorably impacted by increased attendance, due primarily to positive customer responses to our recent investments and pricing strategies. Operating income from our hotels and resorts division during the fiscal 2015 periods were negatively impacted by several factors, including increased depreciation expense and reduced results from our Chicago hotel as a result of starting construction on the conversion of the hotel into a new brand. Our operating results for the fiscal 2015 periods were favorably impacted by a decrease in our interest expense as well as a decrease in losses on disposition of property, equipment and other assets during the fiscal 2015 periods.

Our interest expense totaled $2.4 million and $4.8 million for the second quarter and first half of fiscal 2015, respectively, compared to $2.6 million and $5.0 million, respectively, during the same periods last year, a decrease of approximately $200,000, or 7.6%, and $200,000, or 3.7%, respectively. The decrease in interest expense during the fiscal 2015 periods was due entirely to a lower average interest rate, as we had slightly higher total borrowings during the periods compared to the same periods during fiscal 2014. Our average interest rate was lower during the fiscal 2015 periods due primarily to our decision to pay off an approximately $21 million fixed rate mortgage related to one of our hotels at the end of May 2014 using borrowings from our revolving credit facility. Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact our actual reported interest expense in future periods. Our borrowing levels typically increase later in our fiscal year as our operating cash flows decline and our capital expenditures increase during our slower operating months.

We reported a loss on disposition of property, equipment and other assets of $495,000 during the second quarter of fiscal 2015 compared to a loss of $789,000 during the second quarter of fiscal 2014. The majority of the fiscal 2015 loss was related to old theatre seats and other items disposed of in conjunction with our theatre renovations. Approximately $750,000 of the fiscal 2014 loss was related to the sale of our 15% joint venture ownership interest in the Columbus Westin hotel in Columbus, Ohio to the majority partner in that venture. The timing of periodic sales or disposals of our property, equipment and other assets varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of such assets.

We did not have any significant variations in investment income or net equity earnings or losses from unconsolidated joint ventures during the second quarter and first half of fiscal 2015 compared to the same periods last year.

We reported income tax expense for the second quarter and first half of fiscal 2015 of $3.4 million and $11.4 million, respectively, compared to $2.0 million and $11.1 million, respectively, during the same periods of fiscal 2014. Our fiscal 2015 first half effective income tax rate, after adjusting for a loss from noncontrolling interests that is not tax-effected because the entities involved are tax pass-through entities, was 39.2%, compared to our fiscal 2014 first half effective income tax rate of 39.9%. We currently anticipate that our effective income tax rate for the remaining quarters of fiscal 2015 will remain close to our historical 39-40% average, excluding any changes in our liability for unrecognized tax benefits or potential changes in federal and state income tax rates. Our actual fiscal 2015 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

The operating results of two majority-owned hotels, The Skirvin Hilton and The Cornhusker, A Marriott Hotel, are included in the hotels and resorts division revenue and operating income, and the after-tax net earnings or loss attributable to noncontrolling interests is deducted from or added to net earnings on the consolidated statements of earnings. We reported net earnings attributable to noncontrolling interests of $168,000 and $237,000, respectively, during the second quarter of fiscal 2015 and 2014. We reported net earnings attributable to noncontrolling interests of $12,000 during the first half of fiscal 2015 and a net loss attributable to noncontrolling interests of $348,000 during the first half of fiscal 2014. The loss during the first half of fiscal 2014 was primarily due to a true-up of a prior-year allocation of earnings attributable to noncontrolling interests and, as a result, negatively impacted comparisons to our fiscal 2015 results by approximately $0.01 per share.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the second quarter and first half of fiscal 2015 and fiscal 2014 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2015	F2014	Amt.	Pct.	F2015	F2014	Amt.	Pct.
Revenues	$56.3	$46.8	$9.5	20.3%	$125.7	$115.9	$9.8	8.4%
Operating income	9.8	5.3	4.5	84.3%	24.6	22.2	2.4	10.9%
Operating margin (% of revenues)	17.4%	11.3%			19.6%	19.2%

Consistent with the seasonal nature of the motion picture exhibition industry, the second quarter of our fiscal year is typically the slowest period for our theatre division. Our theatre division revenues, operating income and operating margin increased during the second quarter and first half of fiscal 2015 compared to the same periods of the prior year due primarily to an increase in attendance, resulting in increased box office receipts. Both fiscal 2015 periods also benefitted from an increase in our total concession revenues compared to the same periods in 2014.

The following table sets forth a breakdown of the components of revenues for the theatre division for the second quarter and first half of fiscal 2015 and fiscal 2014 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2015	F2014	Amt.	Pct.	F2015	F2014	Amt.	Pct.
Box office receipts	$32.8	$28.0	$4.8	17.2%	$74.1	$70.1	$4.0	5.8%
Concession revenues	20.5	15.9	4.6	29.0%	45.5	39.6	5.9	14.8%
Other revenues	3.0	2.9	0.1	2.5%	6.1	6.2	(0.1)	-1.9%
Total revenues	$56.3	$46.8	$9.5	20.3%	$125.7	$115.9	$9.8	8.4%

The increase in our box office receipts for the second quarter and first half of fiscal 2015 compared to the same periods last year was due entirely to an increase in comparable theatre attendance. According to data received from Rentrak (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2015 second quarter and first half results, United States box office receipts increased 0.4% during our fiscal 2015 second quarter and decreased 7.9% during our fiscal 2015 first half, compared to the same periods in 2014, indicating that our box office receipts in the fiscal 2015 periods outperformed the industry by nearly 17 and 14 percentage points, respectively (the fourth consecutive quarter in which we have outperformed the industry average). We believe we significantly outperformed the industry average during our fiscal 2015 periods due to the recent investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies, including our $5 Tuesday promotion and our new customer loyalty program.

Our average ticket price decreased 6.6% during the second quarter of fiscal 2015 and 8.9% during the first half of fiscal 2015, compared to the same periods last year. The decreases were directly attributable to our $5 Tuesday promotion. We rolled out the $5 Tuesday promotion to our entire circuit in mid-November 2013, so comparisons to fiscal 2014 should not be negatively impacted by this promotion during the remaining quarters of fiscal 2015. In addition, we introduced our first selected admission price increases since April 2013 to our theatres in mid-October 2014. We operated six weeks with the new pricing during the second quarter of fiscal 2015. Our price increases were generally modest, as we continue to be sensitive to the favorable price-value proposition we have established, although we did increase some prices at our DreamLoungerSM recliner seating locations by approximately $0.50-$0.75 per ticket.

Our fiscal 2015 second quarter concession revenues increased compared to the same period last year as a result of increased attendance at comparable theatres and a 2.7% increase in our average concession revenues per person compared to our fiscal 2014 second quarter. The increase in our average concession revenues per person at comparable theatres contributed approximately $521,000, or approximately 11%, of the increase in our concession revenues during the second quarter of fiscal 2015 compared to the same period last year. Selected concession price increases introduced in mid-October 2014 and a change in concession product mix, including increased sales of non-traditional food and beverage items from our Take Five LoungeSM and Zaffiro’s® Express outlets, were the primary reasons for our increased average concession sales per person during the fiscal 2015 period, partially offset by the fact that we offered a free small popcorn to our loyalty program members on Tuesdays as part of our $5 Tuesday promotion. As noted above, we rolled out the $5 Tuesday promotion to our entire circuit in mid-November 2013, so comparisons to fiscal 2014 should not be negatively impacted by this promotion during the remaining quarters of fiscal 2015.

Our fiscal 2015 first half concession revenues increased compared to the same period last year entirely as a result of increased attendance at comparable theatres, partially offset by a 1.2% decrease in our average concession revenues per person compared to our fiscal 2014 first half. The decrease in our fiscal 2015 first half concession revenues per person was due primarily to the $5 Tuesday free small popcorn described above. In addition, the fact that our top two films during the fiscal 2014 first quarter were animated family movies (Despicable Me 2 and Monsters University) also contributed to our decrease in concession sales per person during the first half of fiscal 2015, as these types of films typically result in stronger concession sales compared to more adult-oriented films. The film slate during the first quarter of fiscal 2015 was lacking in strong family-oriented movies. Other revenues did not change significantly during the fiscal 2015 periods compared to the fiscal 2014 periods.

Comparable theatre attendance increased 25.6% during the second quarter of fiscal 2015 and 16.2% during the first half of fiscal 2015 compared to the same periods last year, despite a film slate that produced U.S. box office receipts that were essentially flat during our fiscal 2015 second quarter and significantly less during the first half of our fiscal 2015 compared to the same periods last year. We believe a combination of several factors contributed to this significant increase in attendance and our above-described industry outperformance. In addition to the $5 Tuesday promotion, our fiscal 2015 second quarter and first half attendance was favorably impacted by increased attendance at eight theatres that added our spacious new DreamLounger electric all-recliner seating during fiscal 2014. Four of our DreamLounger recliner seating locations were open by the end of the first half of fiscal 2014. As a result, we do not expect these locations to favorably impact box office receipts and attendance comparisons during the remaining quarters of fiscal 2015 as significantly as they did during the first two quarters of the fiscal year.

For the second quarter of fiscal 2015, we experienced increased box office receipts compared to the prior year during 10 of the 13 weeks of the quarter, with October films performing significantly better as compared to the prior year. Our highest grossing films during the fiscal 2015 second quarter included The Hunger Games: Mockingjay - Part 1, Gone Girl, Big Hero 6, The Maze Runner and Interstellar. Our top five and top 15 films during our fiscal 2015 second quarter accounted for 35% and 67%, respectively, of our total box office results compared to 43% and 72%, respectively, for the top five and top 15 films during the second quarter of last year, both expressed as a percentage of the total box office receipts for the period. The quantity of top performing films also increased during the second quarter of fiscal 2015, as 10 movies produced box office receipts of over $1.0 million for our circuit during our fiscal 2015 second quarter, compared to only seven films that reached that milestone during the same period last year. We believe our $5 Tuesday program has increased movie-going frequency among our customers, which we believe benefits the next tier of films after the blockbusters, contributing to a higher quantity of top performing films during the quarter.

Box office performance during the early weeks of our fiscal 2015 third quarter, including the important holiday period, has thus far not matched the record box office performance from the comparable weeks last year, due primarily to the fact that there has not been a film that has been able to match the extremely strong performance of the top film last year, Frozen. Top performing holiday films this year include November holdover The Hunger Games: Mockingjay - Part 1, as well as December releases such as The Hobbit: The Battle of the Five Armies, Annie, Night at the Museum: Secret of the Tomb, Into the Woods and Unbroken. Films scheduled to be released during the remainder of our fiscal 2015 third quarter that may also generate box office interest include Taken 3, The Wedding Ringer, The Spongebob Movie: Sponge Out of Water, Fifty Shades of Grey and Kingsman: The Secret Service. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We launched our new customer loyalty program, Magical Movie Rewards™, on March 30, 2014. We are very encouraged by the response to this program to date, which has added approximately 860,000 members in its first nine months. In addition to earning points for each dollar spent, members also receive special concession offers, promotions and exclusive screening opportunities. We believe the benefit of this program to us is the ability to better understand customer preferences and to engage loyalty program members with customized communications and rewards. We believe that this will result in increased movie-going frequency, higher average concession revenues per person, increased loyalty to Marcus Theatres and ultimately, continued improved operating results.

We ended the second quarter of fiscal 2015 and fiscal 2014 with a total of 674 company-owned screens in 53 theatres and 11 managed screens in two theatres. Early in our fiscal 2015 second quarter, we opened two additional Take Five Lounge outlets and Zaffiro’s Express outlets, bringing our total number of each concept to 11. Two more Take Five Lounges and three more Zaffiro’s Express outlets are currently under construction at existing theatres. We also recently announced plans to add additional food and beverage options and relocate and expand our original Take Five Lounge at our flagship Majestic Cinema of Brookfield.

We commenced construction on the conversion of three more theatres to DreamLounger recliner seating during the fiscal 2015 second quarter. When completed, approximately 25% of our total screens will offer this amenity, one of the highest percentages in the industry. In addition, existing UltraScreen® auditoriums at two theatres, as well as an existing auditorium at a third theatre, will be upgraded to our UltraScreen DLX® concept, which combines our premium, large-format presentation with DreamLounger recliner seating and Dolby® Atmos® immersive sound. When completed, we will have 14 UltraScreen DLX auditoriums and seven traditional UltraScreen auditoriums in our theatre circuit, meaning that nearly 36% of our company-owned theatres will offer our premium large screen format. Some of these renovated auditoriums opened in time for Christmas and all of the above-described amenities, including the new food and beverage outlets, are scheduled to open by the end of our fiscal 2015 third quarter. We also continued construction on our new theatre in Sun Prairie, Wisconsin, The Palace at Sun Prairie. Designed to replace an existing nearby theatre, this new 12-screen theatre will incorporate each of the above-referenced amenities, as well as four Big Screen BistroSM in-theatre dining auditoriums, and is currently scheduled to open in May 2015.

Hotels and Resorts

The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the second quarter and first half of fiscal 2015 and fiscal 2014 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2015	F2014	Amt.	Pct.	F2015	F2014	Amt.	Pct.
Revenues	$59.6	$53.7	$5.9	11.0%	$121.9	$113.5	$8.4	7.4%
Operating income	5.7	7.0	(1.3)	-18.7%	16.7	17.9	(1.2)	-6.7%
Operating margin (% of revenues)	9.6%	13.1%			13.7%	15.8%

Our second quarter is historically the second strongest quarter of our fiscal year for our hotels and resorts division due to generally strong business and group travel during the fall months. Increased occupancy percentages during both periods and an increased average daily room rate during the first half of fiscal 2015 contributed to the increases in division revenues during our fiscal 2015 periods compared to the same periods last year.

Division operating income for the second quarter and first half of fiscal 2015 decreased compared to the record results that we reported during the fiscal 2014 periods, although it still represented the second highest operating results that we have reported subsequent to the 2008 recession. Our operating results during the fiscal 2015 periods were negatively impacted by increased depreciation. In addition, the removal of our former Four Points by Sheraton brand at our downtown Chicago hotel and commencement of a major renovation that will convert this hotel into one of the first AC Hotels by Marriott in the United States resulted in disruption in room reservations and rooms out of service during the second quarter of fiscal 2015, contributing to our overall reduced operating income during the fiscal 2015 periods.

The following table sets forth certain operating statistics for the second quarter and first half of fiscal 2015 and fiscal 2014, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	Second Quarter(1)				First Half(1)
			Variance				Variance
	F2015	F2014	Amt.	Pct.	F2015	F2014	Amt.	Pct.
Occupancy pct.	78.7%	75.1%	3.6 pts	4.8%	82.4%	78.7%	3.7 pts	4.7%
ADR	$145.05	$145.83	$(0.78)	-0.5%	$149.85	$148.75	$1.10	0.7%
RevPAR	$114.14	$109.44	$4.70	4.3%	$123.42	$117.03	$6.39	5.5%

(1)	These operating statistics represent averages of our nine distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at six of our nine comparable company-owned or majority-owned properties during the second quarter of fiscal 2015 and seven of our nine comparable company-owned properties during the first half of fiscal 2015 compared to the same periods last year. According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2015 second quarter and first half results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 8.5% and 8.1% during our fiscal 2015 second quarter and first half, respectively. We believe our RevPAR increases during the fiscal 2015 periods do not match the United States results because of the fact that our properties are predominately in Midwestern markets that have not experienced the higher ADR increases more prevalent in larger cities in other areas of the country, such as New York and San Francisco. In fact, data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced an increase in RevPAR of 3.4% and 2.2%, respectively, during our fiscal 2015 periods. Based upon that data, our hotels collectively outperformed their respective markets during the second quarter and first half of fiscal 2015.

The lodging industry continued to recover at a steady pace during the second quarter of our fiscal 2015. Fiscal 2015 second quarter and first half occupancy rates showed improvement over the same periods during the prior year and continued to be at record levels for this division, significantly higher than prior to the recession-driven downturn in the hotel industry. However, one of the continued challenges facing our hotels and resorts division, and the industry as a whole, has been the slow recovery of ADR compared to pre-recession levels. Recent trends in ADR have generally been positive, although we experienced our first quarterly decline in year-over-year ADR during the second quarter of fiscal 2015 in nearly four years. We believe our reduced ADR during the second quarter was an anomaly resulting from several factors, including the removal of our brand at our Chicago hotel, a conscious decision to spur group demand at another property by lowering ADR, and the complete lack of city-wide business events in Milwaukee during the second quarter of fiscal 2015, compared to a number of city-wide events last year, including Harley Davidson’s 110th anniversary celebration. We were able to successfully replace the business, as evidenced by our increased occupancy percentage, but the lack of city-wide events that typically compress the market place and result in higher ADRs required us to be more aggressive with our rates during the second quarter.

Group business continued to be the customer segment experiencing the slowest recovery. Typically, when we have substantial blocks of rooms committed to group business, we are able to raise rates with non-group business. During the first quarter of fiscal 2015, we believe strong group business contributed to our 8%-9% increases in ADR at selected hotels compared to the prior-year first quarter. Ultimately, we believe the most effective way to increase our operating margins in future periods is to increase our ADR. We are encouraged by the fact that our group booking pace for the remainder of fiscal 2015 is running slightly ahead of fiscal 2014 as of the date of this report.

Whether the current positive trends in the lodging industry continue depends in large part on the economic environment in which the industry operates, as hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product. We generally expect our favorable revenue trends to continue in future periods and to generally track the overall industry trends, particularly in our respective markets. As referenced above, we began construction on the conversion of our Chicago hotel into an AC Hotel by Marriott in November 2014. Although we will keep the hotel open, under the name “Hotel Rush,” for most of the construction period until the scheduled completion in Spring 2015, we anticipate that the disruption associated with the construction will negatively impact operating results at the hotel during the remaining quarters of fiscal 2015. We also continue to monitor our important Milwaukee market very closely, as this market continued to experience an increase in room supply during the first half of our fiscal 2015. Late in our fiscal 2015 first quarter, a new 381-room casino hotel opened near downtown Milwaukee. We did not identify any specific impact of this new hotel during our fiscal 2015 second quarter on our reported results, but we will continue to monitor the potential impact of this hotel. We believe that our hotels will be less impacted by the additional room supply than other hotels in the Milwaukee market due in large part to recent renovations that we have made to our hotels, which we believe make our hotels a more attractive option for travelers.

Early in our fiscal 2015 second quarter, we entered into an agreement to assume management of The Hotel Zamora and Castile Restaurant in St. Pete Beach, Florida, effective November 1, 2014. We also acquired a 10% minority ownership interest in the hotel and restaurant for $1.5 million. The Hotel Zamora offers 72 luxurious guest rooms, including 22 two-bedroom suites, and has 9,000 square feet of meeting space, including one of the most scenic rooftops in Florida. This boutique luxury property opened in June 2014 and overlooks the Intracoastal Waterway and the Gulf of Mexico. Castile is the hotel’s destination restaurant and rooftop lounge.

We have a number of additional potential growth opportunities that we are currently evaluating. The timing and nature of the opportunities may vary and include pure management contracts, management contracts with equity investments, and joint venture investments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $137 million of unused credit lines as of the end of our fiscal 2015 second quarter, will be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2015.

Financial Condition

Net cash provided by operating activities decreased by $2.6 million to $35.2 million during the first half of fiscal 2015, compared to net cash provided by operating activities of $37.8 million during the first half of the prior year. The decrease was due primarily to the unfavorable timing in the collection of accounts and notes receivable and payment of accounts payable, accrued compensation, and other accrued liabilities, partially offset by increased net earnings, depreciation and amortization, and favorable timing in the payment of income taxes.

Net cash used in investing activities during the first half of fiscal 2015 totaled $31.0 million, compared to $21.2 million during the first half of fiscal 2014. The increase in net cash used in investing activities was primarily the result of increased capital expenditures. We also purchased an interest in a joint venture during the second quarter of fiscal 2015 (the Hotel Zamora) that contributed to our increased net cash used in investing activities during fiscal 2015. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $27.0 million during the first half of fiscal 2015 compared to $21.0 million during the first half of the prior year. We did not incur any acquisition-related capital expenditures during the first half of fiscal 2015 or fiscal 2014.

Fiscal 2015 first half cash capital expenditures included approximately $15.7 million incurred in our theatre division, including costs associated with the completion of several previously-described fiscal 2014 projects, newly started fiscal 2015 projects (DreamLounger recliner seating additions, UltraScreen DLX conversions and new Take Five Lounge and Zaffiro’s Express outlets) and approximately $2.6 million of costs related to the development of a new theatre in Sun Prairie, Wisconsin. We also incurred capital expenditures in our hotel division during the first half of fiscal 2015 of approximately $9.9 million, including costs associated with the completion of the fiscal 2014 renovation of the tower guest rooms of the Pfister Hotel in Milwaukee, Wisconsin, completion of the renovation of The Cornhusker by Marriott in Lincoln, Nebraska, and the commencement of the conversion of our Chicago hotel into an AC Hotel by Marriott. Capital expenditures for the first half of fiscal 2014 included approximately $12.6 million incurred in our theatre division, including costs associated with the multiple theatre renovations and the addition of Take Five Lounge outlets at two theatres, the construction of an UltraScreen at one theatre and the addition of DreamLounger recliner seating in four theatres. We also incurred capital expenditures in our hotel division during the first half of fiscal 2014 of approximately $8.3 million, including costs associated with the renovation of The Cornhusker.

Net cash used in financing activities during the first half of fiscal 2015 totaled $2.0 million compared to $14.2 million during the first half of fiscal 2014. We used excess cash during both periods to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, we added $67.0 million of new debt and we made $64.2 million of principal payments on long-term debt during the first half of fiscal 2015 (net increase in long-term debt of $2.8 million) compared to $71.0 million of new debt added (including $50 million of newly issued senior notes) and $79.2 million of principal payments made during the first half of fiscal 2014 (net reduction in long-term debt of $8.2 million), accounting for the majority of the decrease in net cash used in financing activities during the current-year period. Our debt-to-capitalization ratio was 0.42 at November 27, 2014 and at our fiscal 2014 year-end.

We repurchased approximately 1,000 shares of our common stock in conjunction with the exercise of stock options during the first half of fiscal 2015. We repurchased approximately 97,000 shares of our common stock for approximately $1.2 million during the first half of fiscal 2014 in conjunction with the exercise of stock options and the purchase of shares in the open market. As of November 27, 2014, approximately 3.3 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. We expect that we will execute any future repurchases on the open market or in privately-negotiated transactions, depending upon a number of factors, including prevailing market conditions.

Dividend payments during the first half of fiscal 2015 totaled $5.1 million compared to dividend payments of $4.5 million during the first half of fiscal 2014. The increase in dividend payments was the result of an 11.8% increase in our regular quarterly dividend payment initiated during the fourth quarter of fiscal 2014. During the first half of fiscal 2015, we made distributions to noncontrolling interests of $958,000, compared to distributions of nearly $1.1 million during the first half of fiscal 2014.

We previously indicated that we expected our full-year fiscal 2015 capital expenditures, including potential purchases of interests in joint ventures (but excluding any significant unidentified acquisitions), to be in the $70-$90 million range. At this stage of our fiscal year, barring any growth opportunities that could arise in the remaining months, we believe our actual fiscal 2015 capital expenditures may approximate $60-$70 million, with as much as $40-45 million of that amount expected to be expended in our theatre division. We are still finalizing the scope and timing of several of the various projects requested by our two divisions. Some of these projects may carry over to the next fiscal year, and if that occurs, we expect we will incur capital expenditures in the current year at the lower end of our estimated range. The actual timing and extent of the implementation of all of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends, and the availability of attractive opportunities. We expect that our plans will continue to evolve and change in response to these and other factors.

We also continued to pursue an opportunity to be the co-developer of a previously-described mixed-use retail development known as The Corners of Brookfield. During the first half of fiscal 2015, our focus was on completing negotiations on a joint venture agreement with an identified equity partner that would include a minority interest for us. In anticipation of completing that agreement, we also began demolition of existing buildings on the site and our proposed partner assumed management of the leasing and project management process. If the joint venture agreement is signed as currently expected, upon completion of certain milestones, we would contribute our land to the joint venture, be reimbursed for the majority of our previously-incurred pre-development costs at commencement of construction and potentially recognize development profit during fiscal 2015 or fiscal 2016, which would favorably impact our reported operating results. If the project unexpectedly does not meet the necessary milestones, then we anticipate that we would write off our pre-development costs, which would unfavorably impact our operating results at that point in time. We would then market the land, which would likely result in a significant gain at some point in the future. We do not expect to incur significant additional expenditures for this project in future quarters.

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

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 29, 2014. No material change to such risk factors has occurred during the 26 weeks ended November 27, 2014.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
August 29 – September 25	-	$-	-	3,289,436
September 26 – October 30	-	-	-	3,289,436
October 31 – November 27	-	-	-	3,289,436
Total	-	$-	-	3,289,436

(1)	Through November 27, 2014, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of November 27, 2014, we had repurchased approximately 8.4 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from The Marcus Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: January 6, 2015	By:	/s/ Gregory S. Marcus
Gregory S. Marcus President and Chief Executive Officer

DATE: January 6, 2015	By:	/s/ Douglas A. Neis
Douglas A. Neis Chief Financial Officer and Treasurer

S-1