Form 10-Q
period 2015-02-26
MARCUS CORP
filed 2015-04-07
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2015

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

COMMON STOCK OUTSTANDING AT March 31, 2015 – 18,788,486

CLASS B COMMON STOCK OUTSTANDING AT MARCH 31, 2015 – 8,710,972

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	February 26, 2015	May 29, 2014

ASSETS
Current assets:
Cash and cash equivalents	$6,330	$6,780
Restricted cash	9,334	8,032
Accounts and notes receivable, net of reserves of $1,594 and $1,423, respectively	10,866	9,472
Refundable income taxes	170	2,958
Deferred income taxes	3,241	3,056
Other current assets	5,970	6,367
Total current assets	35,911	36,665

Property and equipment:
Land and improvements	100,230	97,611
Buildings and improvements	617,348	613,873
Leasehold improvements	67,600	62,379
Furniture, fixtures and equipment	269,992	270,993
Construction in progress	22,467	5,843
Total property and equipment	1,077,637	1,050,699
Less accumulated depreciation and amortization	417,852	399,119
Net property and equipment	659,785	651,580

Other assets:
Investments in joint ventures	3,684	2,025
Goodwill	43,754	43,858
Other	35,629	34,795
Total other assets	83,067	80,678

TOTAL ASSETS	$778,763	$768,923

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	February 26, 2015	May 29, 2014

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,624	$30,954
Taxes other than income taxes	14,939	14,333
Accrued compensation	11,310	12,914
Other accrued liabilities	36,576	31,912
Current portion of capital lease obligation	5,031	4,871
Current maturities of long-term debt	8,330	7,030
Total current liabilities	95,810	102,014

Capital lease obligation	19,584	23,370

Long-term debt	233,752	233,557

Deferred income taxes	45,303	42,561

Deferred compensation and other	39,629	37,442

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares;
none issued	─	─
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,478,541 shares at February 26, 2015 and 22,457,727 shares on May 29, 2014	22,479	22,458
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,710,972 shares at February 26, 2015 and 8,731,786 shares at May 29, 2014	8,711	8,732
Capital in excess of par	54,807	53,844
Retained earnings	307,498	294,334
Accumulated other comprehensive loss	(4,544)	(4,558)
	388,951	374,810
Less cost of Common Stock in treasury (3,745,123 shares at
February 26, 2015 and 3,890,871 shares at May 29, 2014)	(46,830)	(48,599)
Total shareholders' equity attributable to The Marcus Corporation	342,121	326,211
Noncontrolling interest	2,564	3,768
Total equity	344,685	329,979

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$778,763	$768,923

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings

(in thousands, except per share data)	February 26, 2015		February 27, 2014
	13 Weeks	39 Weeks	13 Weeks	39 Weeks
Revenues:
Theatre admissions	$44,279	$118,418	$40,873	$110,955
Rooms	19,277	83,636	19,040	80,158
Theatre concessions	28,113	73,519	23,508	63,073
Food and beverage	15,107	51,396	13,730	44,806
Other revenues	13,377	41,014	12,694	40,473
Total revenues	120,153	367,983	109,845	339,465

Costs and expenses:
Theatre operations	37,614	100,430	35,923	96,007
Rooms	9,728	31,855	9,570	30,422
Theatre concessions	7,479	20,041	6,472	17,378
Food and beverage	13,443	41,430	11,823	34,860
Advertising and marketing	5,799	19,897	5,805	19,218
Administrative	13,954	39,301	11,978	35,348
Depreciation and amortization	9,808	29,042	8,284	25,068
Rent	2,118	6,432	2,139	6,379
Property taxes	3,874	11,499	4,142	11,316
Other operating expenses	8,715	26,126	8,048	24,651
Impairment charge	316	316	─	─
Total costs and expenses	112,848	326,369	104,184	300,647

Operating income	7,305	41,614	5,661	38,818

Other income (expense):
Investment income (loss)	(22)	28	389	409
Interest expense	(2,326)	(7,118)	(2,585)	(7,563)
Loss on disposition of property, equipment and other assets	(289)	(790)	(193)	(965)
Equity losses from unconsolidated joint ventures, net	(106)	(120)	(164)	(193)
	(2,743)	(8,000)	(2,553)	(8,312)

Earnings before income taxes	4,562	33,614	3,108	30,506
Income taxes	1,728	13,113	2,835	13,905
Net earnings	2,834	20,501	273	16,601
Net loss attributable to noncontrolling interests	(257)	(245)	(3,798)	(4,146)
Net earnings attributable to The Marcus Corporation	$3,091	$20,746	$4,071	$20,747

Net earnings per share – basic:
Common Stock	$0.12	$0.78	$0.16	$0.79
Class B Common Stock	$0.11	$0.71	$0.14	$0.72

Net earnings per share – diluted:
Common Stock	$0.11	$0.75	$0.15	$0.77
Class B Common Stock	$0.11	$0.70	$0.14	$0.72

Dividends per share:
Common Stock	$0.095	$0.285	$0.085	$0.255
Class B Common Stock	$0.086	$0.259	$0.077	$0.232

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)	February 26, 2015		February 27, 2014
	13 Weeks	39 Weeks	13 Weeks	39 Weeks

Net earnings	$2,834	$20,501	$273	$16,601

Other comprehensive income (loss), net of tax:
Change in unrealized loss on available for sale investments, net of tax benefit of $0, $0, $0 and $1, respectively	─	─	─	(1)
Fair market value adjustment of interest rate swap, net of tax effect (benefit) of $(13), $(50), $3 and $(33), respectively	(20)	(75)	3	(50)
Reclassification adjustment on interest rate swap included in interest expense, net of tax effect of $20, $59, $20 and $57, respectively	30	89	30	87

Other comprehensive income	10	14	33	36

Comprehensive income	2,844	20,515	306	16,637

Comprehensive loss attributable to noncontrolling interests	(257)	(245)	(3,798)	(4,146)

Comprehensive income attributable to The Marcus Corporation	$3,101	$20,760	$4,104	$20,783

See accompanying condensed notes to consolidated financial statements

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	39 Weeks Ended
(in thousands)	February 26, 2015	February 27, 2014

OPERATING ACTIVITIES:
Net earnings	$20,501	$16,601
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on investments in joint ventures	120	193
Distribution from joint venture	120	─
Loss on disposition of property, equipment and other assets	790	965
Impairment charge	316	─
Amortization of favorable lease right	250	250
Depreciation and amortization	29,042	25,068
Stock compensation expense	1,048	1,380
Deferred income taxes	2,652	(3,686)
Deferred compensation and other	2,187	690
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,359)	(2,083)
Other current assets	(83)	943
Accounts payable	(6,095)	(3,535)
Income taxes	2,856	2,548
Taxes other than income taxes	606	406
Accrued compensation	(1,604)	(978)
Other accrued liabilities	4,664	8,484
Total adjustments	35,510	30,645
Net cash provided by operating activities	56,011	47,246

INVESTING ACTIVITIES:
Capital expenditures	(47,071)	(33,145)
Proceeds from disposals of property, equipment and other assets	192	1,876
Decrease (increase) in restricted cash	(1,302)	126
Increase in other assets	(951)	(552)
Purchase of interest in joint venture	(1,500)	─
Capital contribution in joint venture	(399)	(1,135)
Cash advanced to joint venture	─	(231)
Net cash used in investing activities	(51,031)	(33,061)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from issuance of long-term debt	108,500	76,500
Principal payments on long-term debt	(107,005)	(86,383)
Debt issuance costs	─	(276)
Equity transactions:
Treasury stock transactions, except for stock options	(306)	(3,497)
Exercise of stock options	1,922	1,323
Dividends paid	(7,582)	(6,690)
Distributions to noncontrolling interest	(959)	(1,060)
Net cash used in financing activities	(5,430)	(20,083)

Net decrease in cash and cash equivalents	(450)	(5,898)
Cash and cash equivalents at beginning of period	6,780	10,158
Cash and cash equivalents at end of period	$6,330	$4,260

Supplemental Information:
Interest paid, net of amounts capitalized	$6,653	$6,259
Income taxes paid	7,183	14,786
Change in accounts payable for additions to property and equipment	(5,235)	(1,690)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 39 WEEKS ENDED FEBRUARY 26, 2015

1. General

Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended May 29, 2014, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.

Basis of Presentation - The unaudited consolidated financial statements for the 13 and 39 weeks ended February 26, 2015 and February 27, 2014 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at February 26, 2015, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 29, 2014.

Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $9,699,000 and $28,707,000 for the 13 and 39 weeks ended February 26, 2015, respectively, and $8,160,000 and $24,699,000 for the 13 and 39 weeks ended February 27, 2014, respectively.

Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. For the purposes of determining fair value, defined as the amount at which an asset or group of assets could be bought or sold in a current transaction between willing parties, the Company utilizes currently available market valuations of similar assets in its respective industries, often expressed as a given multiple of operating cash flow. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of February 26, 2015 and determined that there was no significant impact on the Company’s results of operations, other than impairment losses recorded during the 13 weeks ended February 26, 2015 related to several closed theatres. The Company determined that the fair value of these theatres, measured using Level 3 pricing inputs, was less than their carrying values, and recorded pre-tax impairment losses of $316,000 during the 13 weeks ended February 26, 2015.

The Company also determined that an indicator of impairment was evident at one hotel location. As such, the Company evaluated the sum of the estimated undiscounted future cash flows attributable to this asset and determined that such cash flows were greater than the asset’s carrying value and therefore, no impairment charge was indicated.

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	Swap Agreements	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at May 29, 2014	$34	$(11)	$(4,581)	$(4,558)
Other comprehensive loss before reclassifications	(75)	-	-	(75)
Amounts reclassified from accumulated other comprehensive loss (1)	89	-	-	89
Net other comprehensive income	14	-	-	14
Balance at February 26, 2015	$48	$(11)	$(4,581)	$(4,544)

	Swap Agreements	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at May 30, 2013	$18	$(10)	$(3,836)	$(3,828)
Other comprehensive loss before reclassifications	(50)	(1)	-	(51)
Amounts reclassified from accumulated other comprehensive loss (1)	87	-	-	87
Net other comprehensive income (loss)	37	(1)	-	36
Balance at February 27, 2014	$55	$(11)	$(3,836)	$(3,792)

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended February 26, 2015	13 Weeks Ended February 27, 2014	39 Weeks Ended February 26, 2015	39 Weeks Ended February 27, 2014
	(in thousands, except per share data)
Numerator:
Net earnings attributable to The Marcus Corporation	$3,091	$4,071	$20,746	$20,747
Denominator:
Denominator for basic EPS	27,422	26,986	27,390	27,039
Effect of dilutive employee stock options	268	50	233	44
Denominator for diluted EPS	27,690	27,036	27,623	27,083
Net earnings per share – basic:
Common Stock	$0.12	$0.16	$0.78	$0.79
Class B Common Stock	$0.11	$0.14	$0.71	$0.72
Net earnings per share – diluted:
Common Stock	$0.11	$0.15	$0.75	$0.77
Class B Common Stock	$0.11	$0.14	$0.70	$0.72

Equity – Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interests for the 39 weeks ended February 26, 2015 and February 27, 2014 was as follows:

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at May 29, 2014	$326,211	$3,768
Net earnings attributable to The Marcus Corporation	20,746	–
Net loss attributable to noncontrolling interests	–	(245)
Distributions to noncontrolling interests	–	(959)
Cash dividends	(7,582)	–
Exercise of stock options	1,922	–
Treasury stock transactions, except for stock options	(306)	–
Share-based compensation	1,048	–
Other	68	–
Other comprehensive income, net of tax	14	–
Balance at February 26, 2015	$342,121	$2,564

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at May 30, 2013	$306,702	$9,994
Net earnings attributable to The Marcus Corporation	20,747	–
Net loss attributable to noncontrolling interests	–	(4,146)
Distributions to noncontrolling interests	–	(1,060)
Cash dividends	(6,690)	–
Exercise of stock options	1,323	–
Treasury stock transactions, except for stock options	(3,497)	–
Share-based compensation	1,380	–
Other	86	–
Other comprehensive income, net of tax	36	–
Balance at February 27, 2014	$320,087	$4,788

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At February 26, 2015 and May 29, 2014, the Company’s $70,000 of available for sale securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At February 26, 2015 and May 29, 2014, respectively, the $79,000 and $56,000 asset related to the Company’s interest rate swap contract was valued using Level 2 pricing inputs.

Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At February 26, 2015 and May 29, 2014, none of the Company’s recurring fair value measurements were valued using Level 3 pricing inputs.

 Defined Benefit Plan - The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended February 26, 2015	13 Weeks Ended February 27, 2014	39 Weeks Ended February 26, 2015	39 Weeks Ended February 27, 2014
	(in thousands)
Service cost	$174	$176	$523	$527
Interest cost	311	293	933	880
Net amortization of prior service cost and actuarial loss	82	67	244	201
Net periodic pension cost	$567	$536	$1,700	$1,608

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

Reclassifications - Certain reclassifications have been made to the prior year’s consolidated balance sheet to conform to the current year’s presentation to include the condominium units recorded in property and equipment.

2. Derivatives and Hedging Activities

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into an interest rate swap agreement on February 28, 2013 covering $25,000,000 of floating rate debt, which expires January 22, 2018, and requires the Company to pay interest at a defined rate of 0.96% while receiving interest at a defined variable rate of one-month LIBOR (0.19% at February 26, 2015). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of February 26, 2015, the interest rate swap was considered effective. The notional amount of the swap is $25,000,000 and the fair value of the swap was $79,000 and $56,000 as of February 26, 2015 and May 29, 2014, respectively, and is included in other (long-term assets). The Company does not expect the interest rate swap to have any material effect on earnings within the next 12 months.

3. Capital Lease Obligation

During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of February 26, 2015, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in furniture, fixtures and equipment is $45,510,000 related to the digital systems as of February 26, 2015 and May 29, 2014, which is being amortized over the remaining estimated useful life of the assets. Accumulated amortization of the digital systems was $16,891,000 and $12,259,000 as of February 26, 2015 and May 29, 2014, respectively.

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

The Company’s capital lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company’s expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $5,031,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

4. Income Taxes

The Company’s effective income tax rate, adjusted for losses from noncontrolling interests, for the 13 and 39 weeks ended February 26, 2015 was 35.9% and 38.7%, respectively, and was 41.1% and 40.1% for the 13 and 39 weeks ended February 27, 2014, respectively. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in its income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners.

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

Following is a summary of business segment information for the 13 and 39 weeks ended February 26, 2015 and February 27, 2014 (in thousands):

13 Weeks Ended February 26, 2015	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$75,642	$44,404	$107	$120,153
Operating income (loss)	16,341	(4,976)	(4,060)	7,305
Depreciation and amortization	5,281	4,396	131	9,808

13 Weeks Ended February 27, 2014	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$67,810	$41,918	$117	$109,845
Operating income (loss)	13,959	(4,369)	(3,929)	5,661
Depreciation and amortization	4,145	4,036	103	8,284

39 Weeks Ended February 26, 2015	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$201,304	$166,277	$402	$367,983
Operating income (loss)	40,978	11,757	(11,121)	41,614
Depreciation and amortization	15,016	13,678	348	29,042

39 Weeks Ended February 27, 2014	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$183,694	$155,432	$339	$339,465
Operating income (loss)	36,179	13,574	(10,935)	38,818
Depreciation and amortization	12,278	12,386	404	25,068

THE MARCUS CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the comparable third quarter and first three quarters of fiscal 2015 and fiscal 2014 (in millions, except for per share and variance percentage data):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2015	F2014	Amt.	Pct.	F2015	F2014	Amt.	Pct.
Revenues	$120.2	$109.8	$10.4	9.4%	$368.0	$339.5	$28.5	8.4%
Operating Income	7.3	5.7	1.6	29.0%	41.6	38.8	2.8	7.2%
Other income (expense)	(2.7)	(2.6)	(0.1)	-7.4%	(8.0)	(8.3)	0.3	3.8%
Net earnings (loss) attributable to noncontrolling interests	(0.3)	(3.8)	3.5	93.2%	(0.2)	(4.1)	3.9	94.1%
Net earnings attributable to The Marcus Corp.	$3.1	$4.1	$(1.0)	-24.1%	$20.7	$20.7	$–	–%

Net earnings per common share – diluted:	$0.11	$0.15	$(0.04)	-26.7%	$0.75	$0.77	$(0.02)	-2.6%

Revenues increased during the third quarter and first three quarters of fiscal 2015 to record levels for such periods due to increased revenues from both our theatre and hotels and resorts divisions. Operating income (earnings before other income/expense and income taxes) increased during the third quarter and first three quarters of fiscal 2015 compared to the same periods last year due to record third quarter and first three quarters operating results from our theatre division, partially offset by decreased operating income from our hotels and resorts division. Operating results from our theatre division during the fiscal 2015 periods were favorably impacted by increased attendance, due primarily to positive customer responses to our recent investments and pricing strategies. Operating income from our hotels and resorts division during the fiscal 2015 periods were negatively impacted by several factors, including increased depreciation expense and reduced results from our Chicago hotel as a result of starting construction on the conversion of the hotel into a new brand. Our results for the fiscal 2015 periods were favorably impacted by a decrease in our interest expense. Conversely, our results for the fiscal 2015 periods were negatively impacted by a decrease in investment income due to the payoff of a note related to the construction of a parking garage at one of our hotels.

Our interest expense totaled $2.3 million and $7.1 million for the third quarter and first three quarters of fiscal 2015, respectively, compared to $2.6 million and $7.6 million, respectively, for the same periods last year, a decrease of approximately $250,000, or 10.0%, and $450,000, or 5.9%, respectively. The decrease in interest expense during the fiscal 2015 periods was due entirely to a lower average interest rate, as we had slightly higher total borrowings during the periods compared to the same periods during fiscal 2014. Our average interest rate was lower during the fiscal 2015 periods due primarily to our decision to pay off an approximately $21 million fixed rate mortgage related to one of our hotels at the end of May 2014 using borrowings from our revolving credit facility. Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact our actual reported interest expense in future periods.  Our borrowing levels typically increase later in our fiscal year as our operating cash flows decline and our capital expenditures increase during our seasonally slower operating months.

We reported losses on disposition of property, equipment and other assets of $289,000 and $790,000 during the third quarter and first three quarters of fiscal 2015, respectively, compared to losses of $193,000 and $965,000, respectively, during the same periods last year. The majority of the losses for the fiscal 2015 periods were related to old theatre seats and other items disposed of in conjunction with our theatre renovations. Approximately $750,000 of the losses for the first three quarters of fiscal 2014 were related to the sale of our 15% joint venture ownership interest in the Westin Columbus hotel in Columbus, Ohio to the majority partner in that venture. The timing of periodic sales or disposals of our property, equipment and other assets varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of such assets.

We reported income tax expense during the third quarter and first three quarters of fiscal 2015 of $1.7 million and $13.1 million, respectively, compared to $2.8 million and $13.9 million, respectively, during the same periods of fiscal 2014. Our fiscal 2015 first three quarters effective income tax rate, after adjusting for a loss from noncontrolling interests that is not tax-effected because the entities involved are tax pass-through entities, was 38.7%, compared to our fiscal 2014 first three quarters effective income tax rate of 40.1%. We currently anticipate that our effective income tax rate for the remaining quarter of fiscal 2015 will remain close to our historical 39-40% average, excluding any changes in our liability for unrecognized tax benefits or potential changes in federal and state income tax rates. Our actual fiscal 2015 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

The operating results of two majority-owned hotels, The Skirvin Hilton and The Cornhusker, A Marriott Hotel, are included in the hotels and resorts division revenue and operating income, and the after-tax net earnings or loss attributable to noncontrolling interests is deducted from or added to net earnings on the consolidated statements of earnings. We reported net losses attributable to noncontrolling interests of $257,000 and $245,000, respectively, during the third quarter and first three quarters of fiscal 2015. Comparisons of net earnings attributable to The Marcus Corporation for the third quarter and first three quarters of fiscal 2015 to the same periods in fiscal 2014 were negatively impacted by the fact that the prior year period results benefited from an allocation of a loss attributable to noncontrolling interests of $3.8 million and $4.1 million, respectively, related primarily to a legal settlement with our partners in The Skirvin Hilton. The settlement resulted in a reallocation between the partners of a prior year’s reported income from extinguishment of debt at The Skirvin Hilton. We estimate that the loss attributable to noncontrolling interests during the third quarter and first three quarters of fiscal 2014 favorably impacted our net earnings attributable to The Marcus Corporation by approximately $0.08 and $0.09 per share, respectively.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the third quarter and first three quarters of fiscal 2015 and fiscal 2014 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2015	F2014	Amt.	Pct.	F2015	F2014	Amt.	Pct.
Revenues	$75.6	$67.8	$7.8	11.5%	$201.3	$183.7	$17.6	9.6%
Operating income	16.3	14.0	2.3	17.1%	41.0	36.2	4.8	13.3%
Operating margin (% of revenues)	21.6%	20.6%			20.4%	19.7%

Consistent with the seasonal nature of the motion picture exhibition industry, our fiscal third quarter is typically one of the strongest periods for our theatre division due to the traditionally strong holiday season. Our theatre division revenues, operating income and operating margin increased during the third quarter and first three quarters of fiscal 2015 compared to the same periods of the prior year due primarily to an increase in attendance, resulting in increased box office receipts. Both fiscal 2015 periods also benefitted from an increase in our total concession revenues compared to the same periods in fiscal 2014. Conversely, our fiscal 2015 periods were negatively impacted by an approximately $300,000 impairment charge related to several of our former theatre locations.

The following table sets forth a breakdown of the components of revenues for the theatre division for the third quarter and first three quarters of fiscal 2015 and fiscal 2014 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2015	F2014	Amt.	Pct.	F2015	F2014	Amt.	Pct.
Box office receipts	$44.3	$40.9	$3.4	8.3%	$118.4	$110.9	$7.5	6.7%
Concession revenues	28.1	23.5	4.6	19.6%	73.5	63.1	10.4	16.6%
Other revenues	3.2	3.4	(0.2)	-5.2%	9.4	9.7	(0.3)	-3.1%
Total revenues	$75.6	$67.8	$7.8	11.5%	$201.3	$183.7	$17.6	9.6%

The increase in our box office receipts for the third quarter and first three quarters of fiscal 2015 compared to the same periods last year was due primarily to an increase in comparable theatre attendance, despite the fact that we had multiple auditoriums out of service during the third quarter of fiscal 2015 at three theatres undergoing a conversion to recliner seating. According to data received from Rentrak (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2015 third quarter and first three quarters results, United States box office receipts increased 0.5% during our fiscal 2015 third quarter and decreased 5.1% during our fiscal 2015 first three quarters, compared to the same periods in 2014, indicating that our box office receipts in the fiscal 2015 periods outperformed the industry by nearly 8 and 12 percentage points, respectively (the fifth consecutive quarter in which we have outperformed the industry average). We believe we significantly outperformed the industry average during our fiscal 2015 periods due to the recent investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies, including our $5 Tuesday promotion and our new customer loyalty program. Over two-thirds of our company-owned, first-run theatres outperformed the industry average during our fiscal 2015 third quarter.

Our average ticket price increased 0.7% during the third quarter of fiscal 2015, but decreased 5.4% during the first three quarters of fiscal 2015, compared to the same periods last year. The year-to-date decrease was directly attributable to our $5 Tuesday promotion. We rolled out the $5 Tuesday promotion to our entire circuit in mid-November 2013, so comparisons to fiscal 2014 during our fiscal 2015 third quarter were only negatively impacted by this promotion to the extent that our Tuesday attendance increased compared to the third quarter of fiscal 2014. In addition, in mid-October 2014, we introduced our first selected admission price increases since April 2013 to our theatres, which favorably impacted our average ticket price during the third quarter of fiscal 2015. Our price increases were generally modest, as we continue to be sensitive to the favorable price-value proposition we have established, although we did increase some prices at our DreamLoungerSM recliner seating locations by approximately $0.50-$0.75 per ticket. The increase in average ticket price contributed approximately $322,000, or 9%, of the increase in our box office receipts during the third quarter of fiscal 2015 compared to the same period last year.

Our concession revenues increased during the third quarter and first three quarters of fiscal 2015 compared to the same periods last year due in part to increased attendance at comparable theatres. In addition, our average concession revenues per person increased by 11.2% and 3.4%, respectively, during our fiscal 2015 periods compared to the prior year periods. The increase in our average concession revenues per person at comparable theatres contributed approximately $2.8 million, or approximately 62%, of the increase in our concession revenues during the third quarter of fiscal 2015 compared to the same period last year. The increase in our average concession revenues per person at comparable theatres contributed approximately $2.4 million, or approximately 23%, of the increase in our concession revenues during the first three quarters of fiscal 2015 compared to the same period last year.

A change in concession product mix, including increased sales of non-traditional food and beverage items from our Take Five LoungeSM and Zaffiro’s® Express outlets, as well as selected concession price increases introduced in mid-October 2014, were the primary reasons for our increased average concession sales per person during the fiscal 2015 periods, partially offset by the fact that we offered a free small popcorn to our loyalty program members on Tuesdays as part of our $5 Tuesday promotion. As noted above, we rolled out the $5 Tuesday promotion to our entire circuit in mid-November 2013, so comparisons to fiscal 2014 during our fiscal 2015 third quarter were not negatively impacted by this promotion. The fact that only one of our top five films during the first three quarters of fiscal 2015 was an animated family movie (Big Hero 6) compared to three of our top five films during the first three quarters of fiscal 2014 (Frozen, Despicable Me 2 and Monsters University) also contributed to a smaller increase in concession sales per person during the first three quarters of fiscal 2015, as these types of films typically result in stronger concession sales compared to more adult-oriented films. Other revenues decreased slightly during the fiscal 2015 periods compared to the fiscal 2014 periods, due in part to a small decrease in meeting revenues.

Comparable theatre attendance increased 7.5% during the third quarter of fiscal 2015 and 12.8% during the first three quarters of fiscal 2015 compared to the same periods last year, despite a film slate that produced U.S. box office receipts that were essentially flat during our fiscal 2015 third quarter and significantly less during the first three quarters of our fiscal 2015 compared to the same periods last year. We believe a combination of several factors contributed to this significant increase in attendance and our above-described industry outperformance. In addition to the $5 Tuesday promotion, our fiscal 2015 third quarter and first three quarters attendance was favorably impacted by increased attendance at eight theatres that added our spacious new DreamLounger electric all-recliner seating during fiscal 2014. Our fiscal 2015 third quarter results continued to benefit from these investments and programs despite the fact that our reported results for the third quarter of fiscal 2014 included our first four DreamLounger recliner seating locations and our $5 Tuesday promotion. Our first four DreamLounger locations continued to report a combined increase in box office receipts during the third quarter of fiscal 2015 and our box office receipts from Tuesdays outperformed comparable Tuesdays during the same period last year.

For the first four weeks of the third quarter of fiscal 2015, we experienced decreased box office receipts compared to the prior year, but beginning with the week between Christmas and New Year’s Day, we recognized increased box office receipts during seven of the remaining nine weeks of the quarter, breaking multiple daily, weekly and monthly internal box office records along the way. Our highest grossing films during the fiscal 2015 third quarter included American Sniper, The Hobbit: The Battle of the Five Armies, The Hunger Games: Mockingjay – Part 1, Fifty Shades of Grey and Unbroken. Our top five and top 15 films during our fiscal 2015 third quarter accounted for 41% and 75%, respectively, of our total box office results compared to 47% and 78%, respectively, for the top five and top 15 films during the third quarter of last year, both expressed as a percentage of the total box office receipts for the period. The quantity of top performing films also increased during the third quarter of fiscal 2015, as 15 movies produced box office receipts of over $1.0 million for our circuit during our fiscal 2015 third quarter, compared to only 11 films that reached that milestone during the same period last year. We believe our $5 Tuesday program has increased movie-going frequency among our customers, which we believe benefited the next tier of films after the blockbusters, contributing to a higher quantity of top performing films during the fiscal 2015 periods.

Box office performance during the early weeks of our fiscal 2015 fourth quarter have continued to outperform the reported United States box office results and are slightly ahead of the prior year results. Top performing films during this period include Cinderella, The Divergent Series: Insurgent, Get Hard, Home and Furious 7. We are particularly encouraged by the film slate for May, which includes the much-anticipated sequel Avengers: Age of Ultron (the original Avengers film is the third-highest grossing film of all time). We expect other top May films this year to include Pitch Perfect 2, Mad Max: Fury Road and Tomorrowland. The top films during May last year were The Amazing Spider-Man 2, Neighbors, Godzilla and X-Men: Days of Future Past.

Films scheduled to be released during June and July, prior to the release of our fiscal 2015 year-end results, that may generate substantial box office interest include Spy, Jurassic World, Pixar’s Inside Out, Ted 2, Magic Mike XXL, Terminator: Genisys, Minions, Ant-Man and Mission: Impossible – Rogue Nation. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We launched our new customer loyalty program, Magical Movie Rewards™, on March 30, 2014. We are very encouraged by the response to this program to date, and we recently announced that we had enrolled over one million members in its first year, exceeding our initial expectations for the program. Over one-third (36%) of all transactions in our theatres since program inception have been completed by registered members of the loyalty program. In addition to earning points for each dollar spent, members also receive special concession offers, promotions and exclusive screening opportunities. We believe the benefit of this program to us is the ability to better understand customer preferences and to engage loyalty program members with customized communications and rewards. The program also gives us the ability to cost effectively promote non-traditional programming, particularly during non-peak time periods. We believe that this will result in increased movie-going frequency, higher average concession revenues per person, increased loyalty to Marcus Theatres and ultimately, continued improved operating results.

We ended the third quarter of fiscal 2015 and fiscal 2014 with a total of 674 company-owned screens in 53 theatres and 11 managed screens in two theatres. Late in our fiscal 2015 third quarter, we opened an additional Take Five Lounge and a Zaffiro’s Express outlet, bringing our total number of each concept to 12. One more Take Five Lounge and two more Zaffiro’s Express outlets are currently under construction at existing theatres. We also recently began construction on an additional food and beverage option and the relocation/expansion of our original Take Five Lounge at our flagship Majestic Cinema of Brookfield.

We completed construction on the conversion of two additional theatres to DreamLounger recliner seating late in our fiscal 2015 third quarter, and completed a third conversion early in our fiscal 2015 fourth quarter. In addition, we recently upgraded an existing UltraScreen® auditorium at one theatre, as well as an existing auditorium at another theatre, to our UltraScreen DLX® concept, which combines our premium, large-format presentation with DreamLounger recliner seating and Dolby® Atmos® immersive sound. We also continued construction on our new theatre in Sun Prairie, Wisconsin, The Palace at Sun Prairie Cinema. Designed to replace an existing nearby theatre in Madison, Wisconsin that we intend to sell for real estate value in the future, this new 12-screen theatre will incorporate each of the above-referenced amenities, as well as four Big Screen BistroSM in-theatre dining auditoriums, and is scheduled to open on April 30, 2015. When completed, approximately 23% of our company-owned theatres and 28% of our total screens will offer our DreamLounger recliner seating, which we believe to be the highest percentages in the industry. In addition, when completed, we will have 16 UltraScreen DLX auditoriums and seven traditional UltraScreen auditoriums in our theatre circuit, meaning that over 40% of our company-owned first-run theatres will offer our premium large screen format, again the highest percentage of which we are aware among the top theatre circuits in the United States.

Hotels and Resorts

The following table sets forth revenues, operating income (loss) and operating margin for our hotels and resorts division for the third quarter and first three quarters of fiscal 2015 and fiscal 2014 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters__
			Variance				Variance
	F2015	F2014	Amt.	Pct.	F2015	F2014	Amt.	Pct.
Revenues	$44.4	$41.9	$2.5	5.9%	$166.3	$155.4	$10.9	7.0%
Operating income (loss)	(5.0)	(4.4)	(0.6)	-13.9%	11.8	13.6	(1.8)	-13.4%
Operating margin (% of revenues)	-11.2%	-10.4%			7.1%	8.7%

Our fiscal third quarter is typically the weakest period for our hotels and resorts division due to the traditionally reduced level of travel at our predominantly Midwestern portfolio of owned properties. Increased occupancy percentages during both periods and a small increase in our average daily room rate during the first three quarters of fiscal 2015 contributed to the increases in division revenues during our fiscal 2015 periods compared to the same periods last year.

Division operating income for the third quarter and first three quarters of fiscal 2015 decreased compared to the fiscal 2014 periods, although our year-to-date results still represented the second highest operating results that we have reported for that period subsequent to the 2008 recession. Our operating results during the fiscal 2015 periods were negatively impacted by increased depreciation. In addition, the removal of our former Four Points by Sheraton brand at our downtown Chicago hotel and commencement of a major renovation that will convert this hotel into one of the first AC Hotels by Marriott in the United States resulted in disruption in room reservations and rooms out of service during the second and third quarters of fiscal 2015, contributing to our overall reduced operating income during the fiscal 2015 periods.

The following table sets forth certain operating statistics for the third quarter and first three quarters of fiscal 2015 and fiscal 2014, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	Third Quarter(1)				First Three Quarters(1)
			Variance				Variance
	F2015	F2014	Amt.	Pct.	F2015	F2014	Amt.	Pct.
Occupancy pct.	60.6%	59.2%	1.4 pts	2.4%	75.1%	72.2%	2.9 pts	4.0%
ADR	$121.58	$122.31	$(0.73)	-0.6%	$142.25	$141.52	$0.73	0.5%
RevPAR	$73.63	$72.36	$1.27	1.8%	$106.82	$102.14	$4.68	4.6%

(1)	These operating statistics represent averages of our nine distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at six of our nine comparable company-owned or majority-owned properties during the third quarter of fiscal 2015 and seven of our nine comparable company-owned properties during the first three quarters of fiscal 2015 compared to the same periods last year. Excluding our Chicago hotel, which has experienced significant disruption during the major renovation currently underway, RevPAR increased 5.3% and 6.1%, respectively, during the third quarter and first three quarters of fiscal 2015 compared to the same periods last year. According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2015 third quarter and first three quarters results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 6.1% and 7.8% during our fiscal 2015 third quarter and first three quarters, respectively. We believe our RevPAR increases during the fiscal 2015 periods do not match the United States results because our properties are predominately in Midwestern markets that have not experienced the higher ADR increases more prevalent in larger cities in other areas of the country, such as New York and San Francisco. In fact, data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced an increase in RevPAR of 7.2% and 2.1%, respectively, during our fiscal 2015 periods. Based upon that data, our hotels collectively outperformed their respective markets during the first three quarters of fiscal 2015.

The lodging industry continued to recover at a steady pace during the third quarter of our fiscal 2015. Fiscal 2015 third quarter and first three quarters occupancy rates showed improvement over the same periods during the prior year and continued to be at record levels for this division, significantly higher than prior to the recession-driven downturn in the hotel industry. However, one of the continued challenges facing our hotels and resorts division, and the industry as a whole, has been the slow recovery of ADR compared to pre-recession levels. Recent trends in ADR have generally been positive, although we experienced a decline in year-over-year ADR during the third quarter of fiscal 2015. We believe our reduced ADR during the third quarter was an anomaly resulting from several factors, including the removal of our brand at our Chicago hotel, a conscious decision to spur demand at several of our winter-weather affected properties by lowering ADR, and the impact of increased supply in another of our markets.

Group business continued to be the customer segment experiencing the slowest recovery. Typically, when we have substantial blocks of rooms committed to group business, we are able to raise rates with non-group business. For example, during the first quarter of fiscal 2015, we believe strong group business contributed to our 8%-9% increases in ADR at selected hotels compared to the prior-year first quarter. Ultimately, we believe the most effective way to increase our operating margins in future periods is to increase our ADR. We are encouraged by the fact that our group booking pace continued to experience improvement. The upcoming summer, in particular, appears promising from a group perspective, as we already have more group business booked than we had last year at this time.

We are also encouraged by the fact that many published reports by those who closely follow the hotel industry suggest that the U.S. lodging industry will continue to achieve strong growth in RevPAR in both 2015 and 2016, with an expectation that an increasing portion of any RevPAR growth will likely come from an increase in ADR. Whether the current positive trends in the lodging industry continue depends in large part on the economic environment in which the industry operates, as hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product.

We generally expect our favorable revenue trends to continue in future periods and to generally track the overall industry trends, particularly in our respective markets. In the near term, however, we believe we are likely to have one more quarter for which our reported operating income will fall short of the prior year quarter. As referenced above, we began construction on the conversion of our Chicago hotel into an AC Hotel by Marriott in November 2014. Although we continue to keep the hotel open (under the name “Hotel Rush”) during the construction period, we anticipate that the disruption associated with the construction will negatively impact operating results at the hotel during the fourth quarter of fiscal 2015. Once the construction period is completed, however, we are excited about the future for this repositioned hotel, and our initial sales efforts for the summer appear promising. Preopening expenses related to the planned May introduction of the newly-renovated hotel will also likely negatively impact our reported results during our fiscal 2015 fourth quarter, as will the fact that we had one particular hotel that had a very strong fourth quarter last year that will likely have difficulty replacing some of the business that drove last year’s results.

We have a number of additional potential growth opportunities that we are currently evaluating. The timing and nature of the opportunities may vary and include pure management contracts, management contracts with equity investments, and joint venture investments. In addition, we continue to explore possible opportunities to monetize all or a portion of one or more owned hotels, if we determine that such action is in the best interests of our shareholders. We will consider many factors as we actively review opportunities to execute this strategy, including income tax considerations, the ability to retain management, pricing and individual market considerations. We evaluate strategies for our hotels on an asset-by-asset basis. We have not set a specific goal for the number of hotels that might be considered for this strategy, nor have we set a specific timetable for execution of a hotel monetization strategy.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $136 million of unused credit lines as of the end of our fiscal 2015 third quarter, will be adequate to support the ongoing operational liquidity needs of our businesses during the next 12 months.

Financial Condition

Net cash provided by operating activities increased by $8.8 million to $56.0 million during the first three quarters of fiscal 2015, compared to net cash provided by operating activities of $47.2 million during the first three quarters of the prior year. The increase in net cash provided by operating activities was due primarily to increased net earnings, depreciation and amortization and deferred income taxes, partially offset by the unfavorable timing in the payment of accounts payable, accrued compensation, and other accrued liabilities.

Net cash used in investing activities during the first three quarters of fiscal 2015 totaled $51.0 million, compared to $33.1 million during the first three quarters of fiscal 2014. The increase in net cash used in investing activities was primarily the result of increased capital expenditures. We also purchased an interest in a joint venture during the second quarter of fiscal 2015 (the Hotel Zamora) that contributed to our increased net cash used in investing activities during the fiscal 2015 period. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $47.1 million during the first three quarters of fiscal 2015 compared to $33.1 million during the first three quarters of the prior year. We did not incur any acquisition-related capital expenditures during the first three quarters of fiscal 2015 or fiscal 2014.

Fiscal 2015 first three quarters cash capital expenditures included approximately $29.9 million incurred in our theatre division, including costs associated with the completion of several previously-described fiscal 2014 projects, new fiscal 2015 projects (DreamLounger recliner seating additions, UltraScreen DLX conversions and new Take Five Lounge and Zaffiro’s Express outlets) and approximately $6.0 million of costs related to the development of a new theatre in Sun Prairie, Wisconsin. We also incurred capital expenditures in our hotels and resorts division during the first three quarters of fiscal 2015 of approximately $15.9 million, including costs associated with the completion of the fiscal 2014 renovation of the tower guest rooms of The Pfister Hotel in Milwaukee, Wisconsin, completion of the renovation of The Cornhusker, a Marriott Hotel, in Lincoln, Nebraska, and the costs incurred to date related to the conversion of our Chicago hotel into an AC Hotel by Marriott. Capital expenditures for the first three quarters of fiscal 2014 included approximately $20.9 million incurred in our theatre division, including costs associated with the addition of DreamLounger recliner seating, our Take Five Lounge and Zaffiro’s Express food and beverage concepts, and UltraScreen DLX and UltraScreen premium large format screens at selected theatres. We also incurred capital expenditures in our hotels and resorts division during the first three quarters of fiscal 2014 of approximately $12.1 million, including costs associated with the renovations of The Cornhusker, a Marriott Hotel, and The Pfister Hotel.

Net cash used in financing activities during the first three quarters of fiscal 2015 totaled $5.4 million compared to $20.1 million during the first three quarters of fiscal 2014. We used excess cash during both periods to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, we added $108.5 million of new debt and we made $107.0 million of principal payments on long-term debt during the first three quarters of fiscal 2015 (net increase in long-term debt of $1.5 million) compared to $76.5 million of new debt added (including $50 million of newly issued senior notes) and $86.4 million of principal payments made during the first three quarters of fiscal 2014 (net reduction in long-term debt of $9.9 million), accounting for the majority of the decrease in net cash used in financing activities during the current-year period. Our debt-to-capitalization ratio was 0.41 at February 26, 2015 and 0.42 at our fiscal 2014 year-end.

We repurchased approximately 30,000 shares of our common stock for approximately $575,000 in conjunction with the exercise of stock options during the first three quarters of fiscal 2015. We repurchased approximately 288,000 shares of our common stock for approximately $3.7 million during the first three quarters of fiscal 2014 in conjunction with the exercise of stock options and the purchase of shares in the open market. As of February 26, 2015, approximately 3.3 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. We expect that we will execute any future repurchases on the open market or in privately-negotiated transactions, depending upon a number of factors, including prevailing market conditions.

Dividend payments during the first three quarters of fiscal 2015 totaled $7.6 million compared to dividend payments of $6.7 million during the first three quarters of fiscal 2014. The increase in dividend payments was the result of an 11.8% increase in our regular quarterly dividend payment initiated during the fourth quarter of fiscal 2014. During the first three quarters of fiscal 2015, we made distributions to noncontrolling interests of $959,000, compared to distributions to noncontrolling interests of nearly $1.1 million during the first three quarters of fiscal 2014.

At this stage of our fiscal year, barring any growth opportunities that could arise in the remaining months, we believe our actual fiscal 2015 capital expenditures may approximate $70 million, with as much as $50 million of that amount expected to be expended in our theatre division. The actual timing and extent of the implementation of all of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends, and the availability of attractive opportunities. We expect that our plans will continue to evolve and change in response to these and other factors.

We also continued to pursue an opportunity to be the co-developer of a previously-described mixed-use retail development known as The Corners of Brookfield (partially situated on the site of a former theatre location). In February 2015, we announced that we had entered into a joint venture agreement with IM Properties and Bradford Real Estate, two proven retail development and investment experts, to serve as the new project management team leading The Corners to completion. IM Properties and Bradford will serve as managing members of the new joint venture and we will remain as a 10% partner in the joint venture. Under this agreement, we contributed our land to the joint venture early in our fiscal 2015 fourth quarter and we expect to be reimbursed for the majority of our previously incurred predevelopment costs at commencement of construction, as defined in the agreement. We expect to recognize some development profit at that time (currently expected to be in our fiscal 2016 first quarter), with the possibility for additional development profit by the opening date of the project (currently planned for Fall 2016) if certain conditions are met. Demolition has been completed on existing buildings at the site and an official groundbreaking is expected shortly.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 29, 2014. No material change to such risk factors has occurred during the 39 weeks ended February 26, 2015.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
November 28 – December 25	1,853	$18.78	1,853	3,287,583
December 26 – January 29	9,504	18.95	9,504	3,278,079
January 30 – February 26	17,545	19.33	17,545	3,260,534
Total	28,902	$19.17	28,902	3,260,534

(1)	Through February 26, 2015, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of February 26, 2015, we had repurchased approximately 8.4 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from The Marcus Corporation’s Quarterly Report on Form 10-Q for the quarter ended February 26, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: April 7, 2015	By:	/s/ Gregory S. Marcus
Gregory S. Marcus President and Chief Executive Officer

DATE: April 7, 2015	By:	/s/ Douglas A Neis
Douglas A. Neis Chief Financial Officer and Treasurer

S-1