Form 10-K
period 2015-05-28
MARCUS CORP
filed 2015-08-11
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 28, 2015

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

The aggregate market value of the registrant’s common equity held by non-affiliates as of November 27, 2014 was approximately $295,306,432. This value includes all shares of the registrant’s common stock, except for treasury shares and shares beneficially owned by the registrant’s directors and executive officers listed in Part I below.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding at August 5, 2015 – 18,877,849

Class B common stock outstanding at August 5, 2015 – 8,710,972

Portions of the registrant’s definitive Proxy Statement for its 2015 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year, will be incorporated by reference into Part III to the extent indicated therein upon such filing.

PART I

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K and the accompanying annual report to shareholders, particularly in the Shareholders’ Letter and Management’s Discussion and Analysis, are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division, as well as other industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (2) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (3) the effects on our occupancy and room rates of the relative industry supply of available rooms at comparable lodging facilities in our markets; (4) the effects of competitive conditions in our markets; (5) our ability to achieve expected benefits and performance from our strategic initiatives and acquisitions; (6) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, impairment losses, and preopening and start-up costs due to the capital intensive nature of our businesses; (7) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (8) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; and (9) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States or incidents such as the recent tragedy in a movie theatre in Louisiana. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-K and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.	Business.

General

We are engaged primarily in two business segments: movie theatres and hotels and resorts.

As of May 28, 2015, our theatre operations included 55 movie theatres with 681 screens throughout Wisconsin, Illinois, Iowa, Minnesota, Nebraska, North Dakota and Ohio, including two movie theatres with 11 screens in Wisconsin and Nebraska owned by third parties and managed by us. We also operate a family entertainment center, Funset Boulevard, that is adjacent to one of our theatres in Appleton, Wisconsin. As of the date of this Annual Report, we are the 5th largest theatre circuit in the United States.

As of May 28, 2015, our hotels and resorts operations included nine wholly-owned or majority-owned and operated hotels and resorts in Wisconsin, Illinois, Missouri, Nebraska and Oklahoma. We also manage 11 hotels, resorts and other properties for third parties in Wisconsin, California, Georgia, Minnesota, Nevada, Florida and Texas. As of May 28, 2015, we owned or managed approximately 5,211 hotel and resort rooms.

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

Strategic Plans

Please see our discussion under “Current Plans” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Theatre Operations

At the end of fiscal 2015, we owned or operated 55 movie theatre locations with a total of 681 screens in Wisconsin, Illinois, Iowa, Minnesota, Nebraska, North Dakota and Ohio. We averaged 12.4 screens per location at the end of fiscal 2015, compared to 12.5 screens per location at the end of fiscal 2013 and 2014. Included in the fiscal 2015, fiscal 2014 and fiscal 2013 totals are two theatres with 11 screens that we manage for other owners. Our 53 company-owned facilities include 34 megaplex theatres (12 or more screens), representing approximately 76% of our total screens, 18 multiplex theatres (two to 11 screens) and one single-screen theatre. At fiscal year-end, we operated 653 first-run screens, 11 of which we operated under management contracts, and 28 budget-oriented screens.

We have invested nearly $90 million to further enhance the movie-going experience and amenities in new and existing theatres over the last two fiscal years, with more investments planned for fiscal 2016. These investments include:

New theatres. Late in our fiscal 2015 fourth quarter, we opened our newest theatre, the Marcus Palace Cinema, in Sun Prairie, Wisconsin. Replacing an existing nearby theatre in Madison, Wisconsin, this new 12-screen theatre features all-reserved DreamLoungerSM recliner seating in every auditorium, two UltraScreen DLX® auditoriums, four Big Screen BistroSM in-theatre dining auditoriums, a Zaffiro’s® Express and a Take FiveSM Lounge. Initial customer response to this new location has exceeded our expectations. During fiscal 2016, we expect to begin construction on another replacement theatre in a different market and we are looking for additional sites for new locations. In addition, we are currently evaluating an opportunity to build our first stand-alone Big Screen Bistro location. Construction on this location may also begin in fiscal 2016. In addition to building new theatres, we believe acquisitions of existing theatres or theatre circuits may also be a viable growth strategy for us. Over one-third of our current circuit was acquired over the past eight years, and we have engaged third-party assistance to actively help us seek additional potential acquisitions in the future.

DreamLounger recliner additions. These luxurious, state-of-the-art recliners allow guests to go from upright to a full-recline position in seconds. These seat changes require full auditorium remodels to accommodate the necessary 84 inches of legroom, resulting in the loss of approximately 50% or more of the existing seats in an average auditorium. To date, the addition of DreamLoungers has significantly increased attendance at each applicable theatre, outperforming nearby competitive theatres as well as growing the overall market attendance in most cases. By the end of May 2014, we had added DreamLoungers to all auditoriums in eight of our theatres. In addition to the new Marcus Palace Cinema described above, we also added DreamLounger recliner seats to four more existing theatres during the second half of fiscal 2015. As of May 28, 2015, we offered DreamLoungers in approximately 27% of our company-owned, first-run theatres and 30% of our company-owned, first-run screens, percentages that we believe are the highest among the top chains in the industry. We are currently evaluating opportunities to add our DreamLounger premium seating to three to four additional existing theatres during fiscal 2016, in addition to the two new theatres described above.

UltraScreen DLX (DreamLounger eXperience) conversions. We introduced one of the first premium, large-format (PLF) presentations to the industry when we rolled out our proprietary UltraScreen® concept in 1999. During fiscal 2014, we introduced our UltraScreen DLX concept by combining our premium, large-format presentation with DreamLounger premium seating and Dolby Atmos® immersive sound to elevate the movie-going experience for our guests. By the end of May 2014, we had converted 11 large-format screens to the UltraScreen DLX concept. During fiscal 2015, we converted two more UltraScreens to the DLX concept and added three new UltraScreen DLX screens, including two at the new Marcus Palace Cinema. As of May 28, 2015, we had seven traditional UltraScreens, five recently introduced SuperScreen DLXSM screens (slightly smaller screen but with the same DreamLounger seating and Dolby Atmos sound – a PLF presentation designed for smaller markets) and 16 UltraScreen DLX screens in operation. As a result, approximately 49% of our company-owned, first-run theatres offer a premium, large format option to its customers, which we believe to be among the highest percentages in the industry. Our PLF screens generally have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens, and we charge a premium price to our guests for this experience. We are currently evaluating opportunities to convert or add up to four additional UltraScreen DLX auditoriums and seven SuperScreen DLX auditoriums during fiscal 2016.

Signature cocktail and dining concepts. We continue to further enhance our food and beverage offerings within our existing theatres. We believe our 50-plus years of food and beverage experience in the hotel and restaurant businesses provides us with a unique advantage and expertise that we can leverage to further grow revenues in this area. The concepts we are currently expanding include:

i	Take Five Lounge – these full-service bars offer an inviting atmosphere and a chef-inspired dining menu, along with a complete selection of cocktails, locally-brewed beers and wines. We opened seven new Take Five Lounge or Take Five Express concepts and relocated and expanded our original Take Five Lounge at our Majestic Cinema of Brookfield during fiscal 2015. We opened another Take Five Express early in fiscal 2016, increasing our number of theatres with this concept to 14, representing approximately 29% of our company-owned, first-run theatres. We have one Take Five Lounge under construction and we anticipate adding at least one additional Take Five Express outlet during the second half of fiscal 2016.

i	Zaffiro’s Express – these outlets offer lobby dining that includes appetizers, sandwiches, salads, desserts and our signature Zaffiro’s THINCREDIBLE® handmade thin-crust pizza. We opened eight new Zaffiro’s Express outlets during fiscal 2015 and we opened two additional outlets early in fiscal 2016, increasing our number of theatres with this concept to 16, representing approximately 33% of our company-owned, first-run theatres. We also operate three Zaffiro’s Pizzeria and Bar full-service restaurants, as well as one newly-opened Reel Sizzle® counter griddle concept, featuring burgers, chicken sandwiches and tenders, along with ice cream and shakes. We currently have one Zaffiro’s Express outlet under construction and we anticipate adding up to three additional Zaffiro’s Express outlets during the second half of fiscal 2016.

i	Big Screen Bistro – this concept offers full-service, in-theatre dining with a complete menu of drinks and chef-prepared salads, sandwiches, entrées and desserts. During fiscal 2015, we added this concept to ten screens at three separate locations, including the new Marcus Palace Cinema, increasing our number of theatres and screens with this concept to six and 21, respectively (including one theatre and five screens managed for another owner). In addition to the possibility of building our first stand-alone Big Screen Bistro with up to eight screens, we plan to evaluate additional opportunities to expand this concept in the future.

We rolled out “$5 Tuesday” and “$5 Student Thursday” promotions at every theatre in our circuit in mid-November 2013. We offer a free 44-oz popcorn to our Magical Movie Rewards members, as well as additional concession specials for all of our customers. We have met our goal of increasing overall attendance by reaching mid-week value customers who may have reduced their movie-going frequency or stopped going to the movies because of price, as our Tuesday attendance has increased dramatically since the introduction of the promotion. We believe this promotion has created another “weekend” day for us, without adversely impacting the movie-going habits of our regular weekend customers.

We launched a customer loyalty program called Magical Movie RewardsSM on March 30, 2014. Designed to enhance the movie-going experience for our customers, as of the end of July 2015, we have enrolled over one million members. Over one-third (36%) of all transactions in our theatres since program inception have been completed by registered members of the loyalty program. The program allows members to earn points for each dollar spent and access special offers only available to members. The rewards are redeemable at the box office, concession stand or at the many Marcus Theatres food and beverage venues. In addition, we have partnered with Movio, a global leader in data analysis for the cinema industry, in order to allow more targeted communication with our loyalty members. The software provides us with insight into customer preferences, attendance habits and general demographics, which we expect will help us deliver an enhanced, personalized film-going experience to our members. The program also gives us the ability to cost effectively promote non-traditional programming, particularly during non-peak time periods. We believe that this will result in increased movie-going frequency, higher average concession revenues per person, increased loyalty to Marcus Theatres and ultimately, improved operating results.

In September 2013, we launched our Theatre Entertainment NetworkSM, offering weekday alternate programming at 29 theatres across our chain. These programs include classic movies, live performances, comedy shows and children’s performances. In January 2014, we launched a program called Indie Focus. We now offer Indie Focus at 11 theatres in six states. The program offers customers the opportunity to view high quality art and independent films at theatres throughout our circuit. In addition, we offer Bollywood and Hispanic film product at select theatres, along with a Reel Movies for Real Needs program that provides a sensory sensitive environment (lower sound and lights up) for guests with special needs.

Revenues for the theatre business, and the motion picture industry in general, are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. Consistent with prior years in which blockbusters accounted for a significant portion of our total box office receipts, our top 15 performing films accounted for 38% of our fiscal 2015 box office receipts, compared to 39% during fiscal 2014. The following five fiscal 2015 films accounted for over 18% of our total box office and produced the greatest box office receipts for our circuit: American Sniper, Avengers: Age of Ultron, The Hunger Games: Mockingjay – Part 1, Furious 7 and Guardians of the Galaxy .

We obtain our films from several national motion picture production and distribution companies, and we are not dependent on any single motion picture supplier. Our booking, advertising, concession purchases and promotional activities are handled centrally by our administrative staff.

We strive to provide our movie patrons with high-quality picture and sound presentation in clean, comfortable, attractive and contemporary theatre environments. Substantially all of our movie theatre complexes feature digital cinema technology; either digital sound, Dolby or other stereo sound systems; acoustical ceilings; side wall insulation; engineered drapery folds to eliminate sound imbalance, reverberation and distortion; tiled floors; loge seats; cup-holder chair-arms; and computer-controlled heating, air conditioning and ventilation. We offer stadium seating, a tiered seating system that permits unobstructed viewing, at substantially all of our first-run screens. Computerized box offices permit all of our movie theatres to sell tickets in advance. Our theatres are accessible to persons with disabilities and provide wireless headphones for hearing-impaired moviegoers. Other amenities at certain theatres include touch-screen, computerized, self-service ticket kiosks, which simplify advance ticket purchases. We own a minority interest in MovieTickets.com, a joint venture of movie and entertainment companies that was created to sell movie tickets over the internet and represents a large majority of the top 50 market theatre screens throughout the United States and Canada. As a result of our association with MovieTickets.com, moviegoers can buy tickets to movies at any of our first-run theatres via the internet. We also recently entered into an agreement to allow moviegoers to buy tickets on Fandango, the largest online ticket-seller for the nation’s top seven theatre chains. We recently enhanced our web site and our mobile ticketing capabilities and added the Magical Movie Rewards loyalty program to our downloadable Marcus Theatres mobile application.

We have a master license agreement with a subsidiary of Cinedigm Digital Cinema Corp. to deploy digital cinema systems in the majority of our company-owned theatre locations. Under the terms of the agreement, Cinedigm’s subsidiary purchased the digital projection systems and licensed them to us under a long-term arrangement. The costs to deploy this new technology are being covered primarily through the payment of virtual print fees from studios to our selected implementation company, Cinedigm. Our goals from digital cinema include delivering an improved film presentation to our guests, increasing scheduling flexibility, providing a platform for additional 3D presentations as needed, as well as maximizing the opportunities for alternate programming that may be available with this technology. As of May 28, 2015, we offered digital projection systems at 100% of our first-run screens, including all UltraScreens. As of May 28, 2015, 205 screens, or 31% of our first-run screens, were equipped to show films in digital 3D, including the vast majority of our UltraScreens. There are approximately 28 3D films scheduled for release during fiscal 2016, with more possibly announced at a later date, compared to 25 digital 3D films that were played in our theatres during fiscal 2015.

We sell food and beverage concessions in all of our movie theatres. We believe that a wide variety of food and beverage items, properly merchandised, increases concession revenue per patron. Although popcorn and soda remain the traditional favorites with moviegoers, we continue to upgrade our available concessions by offering varied choices. For example, some of our theatres offer hot dogs, pizza, ice cream, pretzel bites, frozen yogurt, coffee, mineral water and juices. We have also added self-serve soft drink dispensers and grab-and-go candy, frozen treat and bottled drink kiosks to many of our theatres. In recent years, we have added signature coctail and dining concepts as described above. The response to our new food and beverage offerings has been positive, and we have plans to expand these food and beverage concepts at additional locations in the future.

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

Hotels and Resorts Operations

Owned and Operated Hotels and Resorts

The Pfister® Hotel

We own and operate The Pfister Hotel, which is located in downtown Milwaukee, Wisconsin. The Pfister Hotel is a full-service luxury hotel and has 307 guest rooms (including 71 luxury suites), two restaurants, three cocktail lounges and a 275-car parking ramp. The Pfister also has 24,000 square feet of banquet and convention facilities. The Pfister’s banquet and meeting rooms accommodate up to 3,000 people, and the hotel features two large ballrooms, including one of the largest ballrooms in the Milwaukee metropolitan area, with banquet seating for 1,200 people. A portion of The Pfister’s first-floor space is leased for use by retail tenants. In fiscal 2014, we celebrated The Pfister’s 120th anniversary. In fiscal 2014, The Pfister earned recognition as the Best Hotel in Milwaukee by U.S. News & World Report, and in fiscal 2015, The Pfister Hotel earned its 39th consecutive AAA Four Diamond Award from the American Automobile Association, which represents every year the award has been in existence. Also, in June 2015, TripAdvisor awarded The Pfister the TripAdvisor® 2015 Certificate of Excellence. The Pfister is a member of Preferred Hotels and Resorts Worldwide Association, an organization of independent luxury hotels and resorts, and the Association of Historic Hotels of America. The Pfister has a signature restaurant named the Mason Street Grill, as well as a state-of-the-art WELL Spa® and Salon. In May 2013, we completed a renovation of the 23rd floor of this historic hotel that included an exclusive Pfister VIP Club Lounge and a high-tech executive boardroom. In May 2014, we completed a renovation of the 176-room modern tower of The Pfister. As part of the renovation, we introduced two new club floors with added personalized conveniences and services that include access to the new Pfister VIP Club Lounge and a private attendant.

The Hilton Milwaukee City Center

We own and operate the 729-room Hilton Milwaukee City Center. Several aspects of Hilton’s franchise program have benefited this hotel, including Hilton’s international centralized reservation and marketing system, advertising cooperatives and frequent stay programs. The hotel has two cocktail lounges, three restaurants and an 870-car parking ramp. In May 2013, we renovated and reintroduced the first of our new Miller Time® Pub & Grill restaurants at this hotel. In fiscal 2015, the Hilton Milwaukee City Center earned its fifth consecutive AAA Four Diamond Award from the American Automobile Association. In June 2015, TripAdvisor awarded Hilton Milwaukee City Center the TripAdvisor® 2015 Certificate of Excellence.

Hilton Madison at Monona Terrace

We own and operate the 240-room Hilton Madison at Monona Terrace in Madison, Wisconsin. The Hilton Madison, which also benefits from the aspects of Hilton’s franchise program noted above, is connected by skywalk to the Monona Terrace Community and Convention Center, has four meeting rooms totaling 2,400 square feet, an indoor swimming pool, a fitness center, a lounge and a restaurant. In June 2015, TripAdvisor awarded Hilton Madison at Monona Terrace the TripAdvisor® 2015 Certificate of Excellence.

The Grand Geneva® Resort & Spa

We own and operate the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin. This full-facility destination resort is located on 1,300 acres and includes 355 guest rooms, over 60,000 square feet of banquet, meeting and exhibit space, over 13,000 square feet of ballroom space, three specialty restaurants, two cocktail lounges, two championship golf courses, a ski hill, indoor and outdoor tennis courts, three swimming pools, a spa and fitness complex, horse stables and an on-site airport. In May 2013, we opened an exclusive Geneva Club Lounge as an added amenity for our guests. In fiscal 2015, the Grand Geneva Resort & Spa earned its 18th consecutive AAA Four Diamond Award from the American Automobile Association. In June 2015, TripAdvisor awarded the Grand Geneva Resort & Spa the TripAdvisor® 2015 Certificate of Excellence.

Hotel Phillips

We own and operate the Hotel Phillips, a 217-room historic, landmark hotel in Kansas City, Missouri. The Hotel Phillips has conference rooms totaling 5,600 square feet of meeting space, a 2,300 square foot ballroom, a restaurant and a lounge. In fiscal 2012, we completed a renovation to this hotel’s guest rooms, corridor and lobby and an enhancement to the hotel’s historic entry and exterior façade. In June 2015, TripAdvisor awarded the Hotel Phillips the TripAdvisor® 2015 Certificate of Excellence. In late July 2015, we announced that we had entered into an agreement to sell this hotel. The sale is expected to occur on or about September 1, 2015.

InterContinental Milwaukee

We own and operate the InterContinental Milwaukee in Milwaukee, Wisconsin. The InterContinental Milwaukee has 220 rooms, 12,000 square feet of flexible banquet and meeting space, on-site parking, a fitness center, a restaurant and a lounge and is located in the heart of Milwaukee’s theatre and financial district.

Skirvin Hilton

We are the principal equity partner and operator of The Skirvin Hilton hotel in Oklahoma City, Oklahoma, the oldest hotel in Oklahoma. This historic hotel has 225 rooms, including 20 one-bedroom suites and one Presidential Suite. The Skirvin Hilton benefits from the aspects of Hilton’s franchise program noted above and has a restaurant, lounge, fitness center, indoor swimming pool, business center and approximately 18,500 square feet of meeting space. In fiscal 2013 and fiscal 2014, The Skirvin Hilton earned recognition as the Best Hotel in Oklahoma City and in the State of Oklahoma by U.S. News & World Report. In fiscal 2015, The Skirvin Hilton earned its 9th consecutive AAA Four Diamond Award from the American Automobile Association. Our equity interest in this hotel was 60% as of May 28, 2015. In June 2015, TripAdvisor awarded The Skirvin Hilton the TripAdvisor® 2015 Certificate of Excellence.

AC Hotel Chicago Downtown

Pursuant to a long-term lease, we operate the AC Hotel Chicago Downtown, a 226-room hotel in Chicago, Illinois. Formerly operated as a Four Points by Sheraton, during fiscal 2015, we initiated a major renovation and conversion of this hotel, officially opening it as the fourth AC Hotel by Marriott branded property in the U.S. in June 2015. Located in the heart of Chicago’s shopping, dining and entertainment district, the AC Hotel by Marriott lifestyle brand targets the millennial traveler searching for a design-led hotel in a vibrant location with high-quality service. The AC Hotel Chicago Downtown features urban, simplistic and clean designs with European aesthetics and elegance, the latest technology and communal function spaces. Amenities include the AC Lounge, a bar area with cocktails, craft beers, wine and tapas, the AC Kitchen, serving a European-inspired breakfast menu, and the AC Library, a collaborative space with communal tables and self-service business center located just off the main lobby. The AC Hotel Chicago Downtown also features an indoor swimming pool, fitness room, 3,000 square feet of meeting space and an on-site parking facility. The hotel has space available to be leased to area restaurants.

The Cornhusker, A Marriott Hotel

We are a 73% majority owner of a joint venture in The Cornhusker, A Marriott Hotel in downtown Lincoln, Nebraska. In December 2012, we re-affiliated The Cornhusker with Marriott International and renamed the hotel The Cornhusker, A Marriott Hotel. The Cornhusker, A Marriott Hotel, is a 297-room, full-service hotel with 45,600 square feet of meeting space. The Cornhusker Office Plaza is a seven-story building with a total of 85,592 square feet of net leasable office space. The office building is connected to the hotel by a four-story atrium that is used for local events and exhibits. In September 2014, we completed a major renovation, in which we renovated the entire hotel, including the lobby, all guest rooms and meeting space. Also as a part of this renovation, we opened our second Miller Time Pub & Grill. In November 2014, we were awarded the Business Leadership Award by The Downtown Lincoln Association, as part of its annual Impact Awards program for recent investment commitments to the city of Lincoln, Nebraska.

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

We manage The Garland hotel in North Hollywood, California. The Garland hotel has 255 recently renovated guest rooms, including 12 suites, meeting space for up to 600, including an amphitheater and ballroom, an outdoor swimming pool and lighted tennis courts. The mission-style hotel is located on seven acres near Universal Studios. In June 2015, TripAdvisor awarded The Beverly Garland the TripAdvisor® 2015 Certificate of Excellence.

We also provide hospitality management services, including check-in, housekeeping and maintenance, for a vacation ownership development adjacent to the Grand Geneva Resort & Spa owned by Orange Lake Resort & Country Club of Orlando, Florida. The development includes 68 two-room timeshare units (136 rooms) and a timeshare sales center.

We manage the Hilton Garden Inn Houston NW/Chateau in Houston, Texas. The Hilton Garden Inn Houston NW/Chateau has 171 guest rooms, a ballroom, a restaurant, a fitness center, a convenience mart and a swimming pool. The hotel is a part of Chateau Court, a 13-acre, European-style mixed-use development that also includes retail space and an office village. In June 2015, TripAdvisor awarded Hilton Garden Inn Houston NW/Chateau the TripAdvisor® 2015 Certificate of Excellence.

We manage the Hilton Minneapolis/Bloomington in Bloomington, Minnesota. This “business class” hotel offers 257 rooms, an indoor swimming pool, a club level, a fitness center, a business center and 9,100 square feet of meeting space. In June 2015, TripAdvisor awarded Hilton Minneapolis/Bloomington the TripAdvisor® 2015 Certificate of Excellence.

In May 2014, we entered into an agreement to manage the Heidel House Resort & Spa in Green Lake, Wisconsin. The resort features 190 full-service rooms and is located on 20 wooded acres on the shore of Green Lake, near Ripon, Wisconsin. The resort has an award-winning spa, three restaurants, two lounges, an ice cream parlor, a 380-guest ballroom, an outdoor space for weddings, indoor and outdoor pools, a beach, a boat rental area, hiking and biking trails, as well as a yacht available for daily excursions. In December 2014, Wisconsin Meetings magazine voted Heidel House Resort & Spa the Best Wisconsin Lakeshore Resort for 2015, and its General Manager was named Innkeeper of the Year by the Wisconsin Hotel & Lodging Association. In June 2015, TripAdvisor awarded the Heidel House Resort & Spa the TripAdvisor® 2015 Certificate of Excellence.

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

We own an 11% minority interest and serve as manager of The Westin® Atlanta Perimeter North in Atlanta, Georgia. The Westin® Atlanta Perimeter North is a 372-room hotel with 20,000 square feet of meeting space, a restaurant, lounge, business center, fitness center, gift shop and outdoor pool, and 338 parking spaces. Upon its acquisition of the hotel, the joint venture commenced a significant renovation to the guest rooms and public space of this hotel, which was completed in summer 2014 except for the redesign and launch of a new Southern-inspired, farm-to-table brasserie restaurant, which was completed in fall 2014. The renovation included a new 20,000 square-foot event space, as well as the addition of two new boardrooms. The renovation also included the opening of a Westin Executive Club Lounge.

In November 2014, we assumed management and acquired a 10% interest in The Hotel Zamora and Castile Restaurant in St. Pete Beach, Florida. The Hotel Zamora and Castile Restaurant, a boutique luxury property overlooking the Intracoastal Waterway and the Gulf of Mexico, opened in June 2014 and was named one of nine great new U.S. beach hotels by CNN in August 2014. The hotel offers 72 luxurious guest rooms, including 22 two-bedroom suites, and 9,000 square feet of meeting space, including one of the most scenic rooftops in Florida.

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

We manage the Timber Ridge Lodge, an indoor/outdoor water park and condominium complex in Lake Geneva, Wisconsin. The Timber Ridge Lodge is a 225-unit condominium hotel on the same campus as the Grand Geneva Resort & Spa. The Timber Ridge Lodge has meeting rooms totaling 3,640 square feet, a general store, a restaurant-cafe, a snack bar and lounge, a state-of-the-art fitness center and an entertainment arcade. The Timber Ridge Lodge was named a 2014 Traveler’s Choice: Top 25 Hotels for Families in the United States. In June 2015, TripAdvisor awarded the Timber Ridge Lodge the TripAdvisor® 2015 Certificate of Excellence.

We manage the Platinum Hotel & Spa, a condominium hotel in Las Vegas, Nevada just off the Las Vegas Strip, and own the hotel’s public space. The Platinum Hotel & Spa has 255 one and two-bedroom suites. This non-gaming, non-smoking hotel also has an on-site restaurant, lounge, spa and 15,695 square feet of meeting space, including 6,336 square feet of outdoor space. In June 2015, TripAdvisor awarded the Platinum Hotel & Spa the TripAdvisor® 2015 Certificate of Excellence. We own 16 previously unsold condominium units at the Platinum.

We earn ancillary revenue from the catering business of Marcus® Hotels & Resorts. For instance, Marcus Hotels & Resorts was the backstage caterer for those performing at the Marcus Amphitheater during the Summerfest festival in Milwaukee, Wisconsin in fiscal 2015. Marcus Hotels & Resorts is one of the largest caterers in Wisconsin and caters other major events, such as Milwaukee IndyFest and the Milwaukee Air & Water Show.

In 2015, TripAdvisor® awarded ten of our restaurants and lounges their Certificate of Excellence. These included: the Blu Bar & Lounge, Café at the Pfister, Capitol ChopHouse®, Geneva ChopHouse®, Kil@wat, Mason Street Grill, Milwaukee ChopHouse®, Park Avenue Grill, Ristoranté Brissago, and The Front Yard.

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

Employees

As of the end of fiscal 2015, we had approximately 7,100 employees, approximately 55% of whom were employed on a variable or part-time basis. A number of our (1) hotel employees at the Crowne Plaza Northstar in Minneapolis, Minnesota are covered by a collective bargaining agreement that expires on April 30, 2019; (2) operating engineers at the Hilton Milwaukee City Center and The Pfister Hotel are covered by collective bargaining agreements that expire on December 31, 2016 and April 30, 2017, respectively; (3) hotel employees at the Hilton Milwaukee City Center and The Pfister Hotel are covered by a collective bargaining agreement that expires on February 14, 2016; and (4) painters in the Hilton Milwaukee City Center and The Pfister Hotel are covered by a collective bargaining agreement that expires on May 31, 2018.

As of the end of fiscal 2015, approximately 8% of our employees were covered by a collective bargaining agreement, of which approximately 75% were covered by an agreement that will expire within one year.

Website Information and Other Access to Corporate Documents

Our corporate website is www.marcuscorp.com. All of our Form 10-Ks, Form 10-Qs and Form 8-Ks, and amendments thereto, are available on this website as soon as practicable after they have been filed with the SEC. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report. In addition, our corporate governance guidelines and the charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are available on our website. If you would like us to mail you a copy of our corporate governance guidelines or a committee charter, please contact Thomas F. Kissinger, Senior Executive Vice President, General Counsel and Secretary, The Marcus Corporation, 100 East Wisconsin Avenue, Suite 1900, Milwaukee, Wisconsin 53202-4125.

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

Over the last decade, the average video release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available on video or DVD, has decreased from approximately six months to less than four months. Many current films are now released to ancillary markets within 90 days or less, and one studio recently announced a test with two small-budget films whereby ancillary channels would obtain the films approximately two weeks after the film has predominantly stopped playing in movie theatres. We can provide no assurance that these release windows, which are determined by the film studios, will not shrink further, which could have an adverse impact on our movie theatre business and results of operations.

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

Our Properties are Subject to Risks Relating to Acts of God, Terrorist Activity and War and Any Such Event May Adversely Affect Our Financial Results.

Acts of God, natural disasters, war (including the potential for war), terrorist activity (including threats of terrorist activity), incidents such as the tragedies that took place at movie theatres in Colorado and Louisiana in recent years, epidemics (such as SARs, bird flu and swine flu), travel-related accidents, as well as political unrest and other forms of civil strife and geopolitical uncertainty may adversely affect the lodging and movie exhibition industries and our results of operations. Terrorism or other similar incidents may significantly impact business and leisure travel or consumer choices regarding out-of-home entertainment options and consequently demand for hotel rooms or movie theatre attendance may suffer. In addition, inadequate preparedness, contingency planning, insurance coverage or recovery capability in relation to a major incident or crisis may prevent operational continuity and consequently impact the reputation of our businesses.

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

We are Subject to Substantial Government Regulation, Which Could Entail Significant Cost.

We are subject to various federal, state and local laws, regulations and administrative practices affecting our business, and we must comply with provisions regulating health and sanitation standards, equal employment, environmental, and licensing for the sale of food and alcoholic beverages. Our properties must also comply with Title III of the Americans with Disabilities Act of 1990, or ADA. Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations.  Non-compliance with the ADA could result in the imposition of injunctive relief, fines or an award of damages to private litigants or additional capital expenditures to remedy such noncompliance.  Changes in existing laws or implementation of new laws, regulations and practices could also have a significant impact on our business.  For example, a significant portion of our staff level employees are part time workers who are paid at or near the applicable minimum wage in the relevant jurisdiction.  Increases in the minimum wage and implementation of reforms requiring the provision of additional benefits would increase our labor costs.

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

We own the real estate of a substantial portion of our facilities, including, as of May 28, 2015, The Pfister Hotel, the Hilton Milwaukee City Center, the Hilton Madison at Monona Terrace, the Grand Geneva Resort & Spa, the Hotel Phillips, the InterContinental Milwaukee, The Skirvin Hilton (majority ownership), The Cornhusker, A Marriott Hotel (majority ownership) and the majority of our theatres. We lease the remainder of our facilities. As of May 28, 2015, we also managed three hotels for joint ventures in which we have a minority interest and eight hotels, resorts and other properties and two theatres that are owned by third parties. Additionally, we own properties acquired for the future construction and operation of new facilities. All of our properties are suitably maintained and adequately utilized to cover the respective business segment served.

Our owned, leased and managed properties are summarized, as of May 28, 2015, in the following table:

Business Segment	Total Number of Facilities in Operation	Owned(1)	Leased from Unrelated Parties(2)	Managed for Related Parties	Managed for Unrelated Parties(2)
Theatres:
Movie Theatres	55	45	8	0	2
Family Entertainment Center	1	1	0	0	0
Hotels and Resorts:
Hotels	17	7	1	3	6
Resorts	2	1	0	0	1
Other Properties	1	0	0	0	1
Total	76	54	9	3	10

(1)	Six of the movie theatres are on land leased from unrelated parties. Two of the hotels are owned by joint ventures in which we are the principal equity partner (60% and 73% as of May 28, 2015).

(2)	The eight theatres leased from unrelated parties have a total of 86 screens, and the two theatres managed for unrelated parties have a total of 11 screens. One UltraScreen adjacent to an owned theatre is leased from an unrelated party.

Certain of the individual properties or facilities identified above are subject to purchase money or construction mortgages or commercial lease financing arrangements, but we do not consider these encumbrances, individually or in the aggregate, to be material.

All of our operating property leases expire on various dates after the end of fiscal 2016 (assuming we exercise all of our renewal and extension options).

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Each of our executive officers is identified below together with information about each officer’s age, position and employment history for at least the past five years:

Name	Position	Age
Stephen H. Marcus	Chairman of the Board	80
Gregory S. Marcus	President and Chief Executive Officer	50
Thomas F. Kissinger	Senior Executive Vice President, General Counsel and Secretary of the Marcus Corporation	55
Douglas A. Neis	Chief Financial Officer and Treasurer	56
Rolando B. Rodriguez	Executive Vice President of The Marcus Corporation and President and Chief Executive Officer of Marcus Theatres Corporation	55

Stephen H. Marcus has been our Chairman of the Board since December 1991. He served as our Chief Executive Officer from December 1988 to January 2009 and as our President from December 1988 until January 2008. Mr. Marcus has worked at our company for 52 years.

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

Thomas F. Kissinger joined our company in August 1993 as our Secretary and Director of Legal Affairs. In August 1995, he was promoted to our General Counsel and Secretary and in October 2004, he was promoted to Vice President, General Counsel and Secretary. On August 26, 2013, he was promoted to Senior Executive Vice President, General Counsel and Secretary. He also formerly served as interim President of Marcus Hotels & Resorts. Prior to August 1993, Mr. Kissinger was an associate with the law firm of Foley & Lardner LLP for five years.

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

From May 27, 2010 to May 28, 2015

Source: Zacks Investment Research, Inc.

	5/27/10	5/26/11	5/31/12	5/30/13	5/29/14	5/28/15

The Marcus Corporation	$100.00	$97.20	$127.31	$143.55	$184.30	$219.95

Composite Peer Group Index(1)	100.00	109.11	118.27	161.69	198.14	231.33

Russell 2000 Index	100.00	125.38	116.66	154.51	179.47	199.85

(1) Weighted 45.0% for the Dow Jones U.S. Hotels Index and 55.0% for the Company-selected Theatre Index.

(b)	Market Information

Our Common Stock, $1 par value, is listed and traded on the New York Stock Exchange under the ticker symbol “MCS.” Our Class B Common Stock, $1 par value, is neither listed nor traded on any exchange. During the first three quarters of fiscal 2014, we paid a dividend of $0.085 per share on our Common Stock and $0.07727 per share on our Class B Common Stock. During the fourth quarter of fiscal 2014 and the first three quarters of fiscal 2015, we paid a dividend of $0.095 per share on our Common Stock and $0.08636 per share on our Class B Common Stock. During the fourth quarter of fiscal 2015, we paid a dividend of $0.105 per share on our Common Stock and $0.09545 per share on our Class B Common Stock.

The following table lists the high and low sale prices of our Common Stock for the periods indicated (NYSE trading information only).

Fiscal 2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$19.97	$18.34	$20.00	$22.21
Low	$16.29	$14.52	$15.85	$18.82

Fiscal 2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$13.35	$15.00	$14.70	$17.82
Low	$11.90	$12.24	$12.86	$13.94

On August 5, 2015, there were 1,352 shareholders of record of our Common Stock and 42 shareholders of record of our Class B Common Stock.

(c)	Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were made in conjunction with the exercise of stock options and the purchase of shares in the open market and pursuant to the publicly announced repurchase authorization described below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
February 27 – March 26	10,387	$20.87	10,387	3,250,147
March 27 – April 30	14,331	20.99	14,331	3,235,816
May 1 – May 28	-	-	-	3,235,816
Total	24,718	$20.94	24,718	3,235,816

(1)	Through May 28, 2015, our Board of Directors had authorized the repurchase of up to 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of May 28, 2015, we had repurchased approximately 8.5 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 6.	Selected Financial Data.

Five-Year Financial Summary

	F2015	F2014	F2013	F2012(3)	F2011
Operating Results (in thousands)
Revenues	$488,067	447,939	412,836	413,898	377,004
Net earnings attributable to The Marcus Corp.	$23,995	25,001	17,506	22,734	13,558
Common Stock Data(1)
Net earnings per common share	$.87	.92	.63	.78	.46
Cash dividends per common share	$.39	.35	1.34	.34	.34
Weighted-average shares outstanding (in thousands)	27,687	27,150	27,865	29,308	29,657
Book value per share	$12.48	11.95	11.33	11.90	11.42
Financial Position (in thousands)
Total assets	$809,042	768,923	746,696	733,011	694,446
Long-term debt(2)	$229,669	233,557	231,580	106,276	197,232
Shareholders’ equity attributable to The Marcus Corp.	$343,779	326,211	306,702	343,789	339,480
Capital expenditures and acquisitions	$74,988	56,673	23,491	38,017	25,186
Financial Ratios
Current ratio(2)	.36	.36	.40	.20	.39
Debt/capitalization ratio	.42	.42	.44	.37	.39
Return on average shareholders’ equity	7.2%	7.9%	5.4%	6.7%	4.0%

(1)	All per share and shares outstanding data is on a diluted basis. Earnings per share data is calculated on our Common Stock using the two class method.
(2)	Fiscal 2012 long-term debt excluded $86,093 of mortgage notes and borrowings under our revolving credit agreement with a maturity date during fiscal 2013 that were refinanced and subsequently reclassified as long-term debt. Including these amounts, fiscal 2012 long-term debt was $192,369 and our fiscal 2012 current ratio was 0.39.
(3)	Fiscal 2012 was a 53-week year and the additional week of operations contributed approximately $7,600 in revenues and $1,100 to net earnings, or $0.04 per diluted common share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General

We report our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in May. Fiscal 2015, 2014 and fiscal 2013 were 52-week years. Fiscal 2016 will be a 52-week year. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in two business segments: theatres, and hotels and resorts.

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

Consolidated Financial Comparisons

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the past three fiscal years (in millions, except for per share and percentage change data):

			Change F15 v. F14			Change F14 v. F13
	F2015	F2014	Amt.	Pct.	F2013	Amt.	Pct.
Revenues	$488.1	$447.9	$40.2	9.0%	$412.8	$35.1	8.5%
Operating income	50.2	48.4	1.8	3.7%	38.2	10.2	26.6%
Other income (expense)	(10.9)	(10.7)	(0.2)	-1.9%	(3.5)	(7.2)	-203.0%
Net earnings (loss) attributable to noncontrolling interests	(0.4)	(4.1)	3.7	91.4%	5.8	(9.9)	-170.4%
Net earnings attributable to The Marcus Corporation	$24.0	$25.0	$(1.0)	-4.0%	$17.5	$7.5	42.8%
Net earnings per common share - diluted	$0.87	$0.92	$(0.05)	-5.4%	$0.63	$0.29	46.0%

Fiscal 2015 versus Fiscal 2014

We reported record revenues during fiscal 2015 due to increased revenues from both our theatre and hotels and resorts divisions. Operating income (earnings before other income/expense and income taxes) for fiscal 2015 increased compared to the prior year due to record operating results from our theatre division, partially offset by decreased operating income from our hotels and resorts division. Comparisons of our net earnings attributable to The Marcus Corporation during fiscal 2015 to net earnings attributable to The Marcus Corporation during fiscal 2014 were unfavorably impacted by an impairment charge during fiscal 2015 and a significant loss attributable to noncontrolling interests during fiscal 2014.

Operating results from our theatre division during fiscal 2015 were favorably impacted by increased attendance, due primarily to positive customer responses to our recent investments, and our marketing and pricing strategies, partially offset by approximately $300,000 of impairment charges. Operating income from our hotels and resorts division during fiscal 2015 was negatively impacted by several factors, including increased depreciation expense, reduced results from our Chicago hotel as a result of the conversion of the hotel into a new brand and a $2.6 million impairment charge. We estimate that total impairment charges from both divisions negatively impacted our net earnings per share during fiscal 2015 by approximately $0.06 per share.

Fiscal 2015 operating losses from our corporate items, which include amounts not allocable to the business segments, decreased compared to the prior year due to the agreed upon reimbursement of approximately $1.4 million of costs previously expensed related to a previously-described mixed-use retail development known as The Corners of Brookfield (partially situated on the site of a former Marcus theatre location). In February 2015, we entered into a joint venture agreement with IM Properties and Bradford Real Estate, two retail development and investment experts, to serve as the new project management team leading The Corners to completion. IM Properties and Bradford serve as managing members of the new joint venture, and we remain a 10% partner in the joint venture. Under this agreement, we contributed our land to the joint venture early in our fiscal 2015 fourth quarter and, in conjunction with the agreement, our partners are obligated to reimburse us for the majority of our previously incurred predevelopment costs. We have the possibility of recognizing a small development profit by the opening date of the project (currently planned for late Fall 2016 or early Spring 2017) if certain conditions are met. The joint venture agreement also provides a put/call option for our interest to be sold to the managing members for an agreed-upon amount one year after project opening.

In addition to changes in operating income, our reported results for fiscal 2015 compared to the prior year were also impacted by changes to other non-operating income and expense items. Net earnings attributable to The Marcus Corporation during fiscal 2015 were unfavorably impacted by a decrease in investment income and an increase in losses on disposition of property, equipment and other assets, partially offset by a decrease in interest expense and reduced equity losses from joint ventures during fiscal 2015 compared to the prior year.

We recognized investment income of $252,000 during fiscal 2015 compared to investment income of approximately $630,000 during the prior year. Investment income includes interest earned on cash, cash equivalents and notes receivable. The decrease in investment income during fiscal 2015 compared to the prior year was due to the payoff of a note receivable in our hotels and resorts division. We currently do not expect investment income during fiscal 2016 to vary significantly compared to fiscal 2015.

Our interest expense totaled $9.5 million during fiscal 2015, a decrease of approximately $600,000, or 5.8%, compared to interest expense of $10.1 million during fiscal 2014. The decrease in interest expense during fiscal 2015 was due entirely to a lower average interest rate, as we had slightly higher total borrowings during fiscal 2015 compared to fiscal 2014. Our average interest rate was lower during fiscal 2015 due primarily to our decision to pay off an approximately $21 million fixed rate mortgage related to one of our hotels at the end of May 2014 using borrowings from our revolving credit facility.

Based upon our current expectations that capital expenditures during fiscal 2016 may equal or exceed fiscal 2015 expenditures and that our average interest rate may increase slightly during fiscal 2016 compared to fiscal 2015 if short-term interest rates rise, we currently believe our interest expense may increase slightly during fiscal 2016 compared to fiscal 2015. Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact our actual reported interest expense in future periods.

We reported net losses on disposition of property, equipment and other assets of approximately $1.5 million during fiscal 2015, compared to net losses on disposition of property, equipment and other assets of $993,000 during fiscal 2014. The majority of the losses during fiscal 2015 were related to old theatre seats and other items disposed of in conjunction with our significant number of theatre renovations during the year. Fiscal 2015 net losses also included losses related to the disposal of items in conjunction with the major renovation of our Chicago hotel. Approximately $750,000 of the loss during fiscal 2014 was related to the sale of our 15% joint venture ownership interest in the Columbus Westin hotel in Columbus, Ohio to our majority partner in that venture.

The timing of our periodic sales of property, equipment and other assets results in variations each year in the gains or losses that we report on dispositions of property, equipment and other assets. We anticipate the potential for additional disposition losses resulting from theatre renovations, as well as disposition gains or losses from periodic sales of property, equipment and other assets, during fiscal 2016 and beyond. In particular, we may report a significant gain sometime during the next two years from the potential sale of a former theatre parcel in Madison, Wisconsin. As discussed in more detail in our Current Plans section of this discussion, we also may report gains in future years from the potential sale of existing hotel assets.

We reported net equity losses from unconsolidated joint ventures of $186,000 during fiscal 2015 compared to net equity losses from unconsolidated joint ventures of $250,000 during the prior year. Losses during fiscal 2015 and 2014 included our pro-rata share from two hotel joint ventures in which we had 15% and 11% ownership interests, respectively, as well as a hotel joint venture that we entered into during fiscal 2015 in which we have a 10% ownership interest. We currently do not expect significant variations in net equity gains or losses from unconsolidated joint ventures during fiscal 2016 compared to fiscal 2015, unless we significantly add to the number of joint ventures in which we participate during fiscal 2016.

We include the operating results of two majority-owned hotels, The Skirvin Hilton and The Cornhusker, A Marriott Hotel, in the hotels and resorts division revenue and operating income, and we add or deduct the after-tax net earnings or loss attributable to noncontrolling interests to or from net earnings on the consolidated statement of earnings. Net earnings attributable to The Marcus Corporation during fiscal 2014 benefited from an allocation of a loss attributable to noncontrolling interests of $4.1 million related primarily to a legal settlement with our partners in The Skirvin Hilton hotel. The settlement resulted in a reallocation between partners of a prior year’s reported income from the extinguishment of debt at The Skirvin Hilton. The loss attributable to noncontrolling interests related directly to this legal settlement during fiscal 2014 was approximately $3.6 million before income taxes and favorably impacted our net earnings attributable to The Marcus Corporation after income taxes by approximately $0.08 per share.

We reported income tax expense for fiscal 2015 of $15.7 million, a decrease of approximately $1.1 million, or 6.7%, compared to fiscal 2014 income tax expense of $16.8 million. Our effective income tax rate, after adjusting for earnings and losses from noncontrolling interests that are not tax-effected because the entities involved are tax pass-through entities, was 39.5% during fiscal 2015 and 40.2% during fiscal 2014. We currently anticipate that our fiscal 2016 effective income tax rate will remain close to its historical range of 39-40%, excluding any changes in our liability for unrecognized tax benefits or potential changes in federal or state income tax rates.

Weighted-average shares outstanding were 27.7 million during fiscal 2015 and 27.2 million during fiscal 2014. All per share data is presented on a diluted basis.

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

Operating results from our theatre division were favorably impacted by increased attendance due in part to a stronger slate of movies during fiscal 2014 compared to the prior year. In addition, our investments in new features and amenities at select theatres and successful marketing strategies attracted more moviegoers to our theatres. Comparisons of fiscal 2014 to fiscal 2013 theatre division results also benefited from the fact that fiscal 2013 operating results from our theatre division were negatively impacted by an approximately $1.3 million impairment charge taken in that year.

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

Fiscal 2014 operating losses from our corporate items increased slightly compared to the prior year due in part to increased incentive compensation expenses related to our improved operating results during fiscal 2014 compared to the prior year. Net earnings attributable to The Marcus Corporation during fiscal 2014 were also unfavorably impacted by an increase in interest expense and losses on disposition of property, equipment and other assets, partially offset by a small increase in investment income and reduced equity losses from joint ventures during fiscal 2014 compared to the prior year.

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

Our interest expense also increased during fiscal 2014 compared to the prior year due to the fact that, late in our fiscal 2014 first quarter, we issued $50.0 million of unsecured senior notes privately placed with several purchasers. We used the proceeds from the issuance and sale of the notes to reduce borrowings under our revolving credit facility with a lower interest rate and for general corporate purposes.

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

Net earnings attributable to The Marcus Corporation during fiscal 2014 benefited from an allocation of a loss attributable to noncontrolling interests of $4.1 million related primarily to a late fiscal 2014 legal settlement with our partners in The Skirvin Hilton hotel. The settlement resulted in a reallocation between partners of the above-referenced income from the extinguishment of debt at The Skirvin Hilton. The loss attributable to noncontrolling interests related directly to this legal settlement during fiscal 2014 was approximately $3.6 million before income taxes and favorably impacted our net earnings attributable to The Marcus Corporation after income taxes by approximately $0.08 per share.

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

Current Plans

Our aggregate cash capital expenditures, acquisitions and purchases of interests in and contributions to joint ventures were approximately $77 million during fiscal 2015 compared to $58 million during fiscal 2014 and $24 million during fiscal 2013. We currently anticipate that our fiscal 2016 capital expenditures may be in the $70-$90 million range, excluding any presently unidentified potential acquisitions that may arise during the year. We will, however, continue to monitor our operating results and economic and industry conditions so that we may adjust our plans accordingly.

Our current strategic plans include the following goals and strategies:

Theatres

i	Our current plans for growth in our theatre division include several opportunities for new theatres and screens. Late in our fiscal 2015 fourth quarter, we opened our newest theatre, the Marcus Palace Cinema, in Sun Prairie, Wisconsin. Replacing an existing nearby theatre in Madison, Wisconsin, this new 12-screen theatre features all-reserved DreamLoungerSM recliner seating in every auditorium, two UltraScreen DLX® auditoriums, four Big Screen BistroSM in-theatre dining auditoriums, a Zaffiro’s® Express and a Take FiveSM Lounge. Initial customer response to this new location has exceeded our expectations. During fiscal 2016, we expect to begin construction on another replacement theatre in a different market and we are looking for additional sites for new locations. In addition, we are currently evaluating an opportunity to build our first stand-alone Big Screen Bistro location. Construction on this location may also begin in fiscal 2016.

i	In addition to building new theatres, we believe acquisitions of existing theatres or theatre circuits may also be a viable growth strategy for us. The movie theatre industry is very fragmented, with approximately 50% of United States screens owned by the four largest theatre circuits and the other 50% owned by approximately 800 smaller operators, making it very difficult to predict when acquisition opportunities may arise. Over one-third of our current circuit was acquired over the past eight years, and we have engaged third-party assistance to actively help us seek additional potential acquisitions in the future. We do not believe that we are geographically constrained, and we believe that we may be able to add value to certain theatres through our various proprietary amenities and operating expertise.

i	We have invested nearly $90 million to further enhance the movie-going experience and amenities in new and existing theatres over the last two fiscal years, with more investments planned for fiscal 2016. These investments include:

DreamLounger recliner additions. These luxurious, state-of-the-art recliners allow guests to go from upright to a full-recline position in seconds. These seat changes require full auditorium remodels to accommodate the necessary 84 inches of legroom, resulting in the loss of approximately 50% of the existing traditional seats in an average auditorium. To date, the addition of DreamLoungers has significantly increased attendance at each applicable theatre, outperforming nearby competitive theatres as well as growing the overall market attendance in most cases. By the end of May 2014, we had added DreamLoungers to all auditoriums in eight theatres. In addition to the new Marcus Palace Cinema described above, we also added DreamLounger recliner seats to four more existing theatres during the second half of fiscal 2015. As of May 28, 2015, we offered DreamLoungers in approximately 27% of our company-owned, first-run theatres and 30% of our company-owned, first-run screens, percentages that we believe are the highest among the top chains in the industry. We are currently evaluating opportunities to add our DreamLounger premium seating to three to four additional existing theatres during fiscal 2016, in addition to the two new theatres described above.

UltraScreen DLX and SuperScreen DLX (DreamLounger eXperience) conversions. We introduced one of the first premium, large-format (PLF) presentations to the industry when we rolled out our proprietary UltraScreen® concept in 1999. During fiscal 2014, we introduced our UltraScreen DLX concept by combining our premium, large-format presentation with DreamLounger premium seating and Dolby Atmos® immersive sound to elevate the movie-going experience for our guests. By the end of May 2014, we had converted 11 large-format screens to the UltraScreen DLX concept. During fiscal 2015, we converted two more UltraScreens to the DLX concept and added three new UltraScreen DLX screens, including two at the new Marcus Palace Cinema. As of May 28, 2015, we had seven traditional UltraScreens, five recently introduced SuperScreen DLX screens (slightly smaller screen but with the same DreamLounger seating and Dolby Atmos sound – a PLF presentation designed for smaller markets) and 16 UltraScreen DLX screens in operation. As a result, approximately 49% of our company-owned, first-run theatres offer a premium, large format option to its customers, which we believe to be among the highest percentages in the industry. Our PLF screens generally have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens, and we charge a premium price to our guests for this experience. We are currently evaluating opportunities to convert or add up to four additional UltraScreen DLX auditoriums and seven SuperScreen DLX auditoriums during fiscal 2016.

Signature cocktail and dining concepts. We continue to further enhance our food and beverage offerings within our existing theatres. We believe our 50-plus years of food and beverage experience in the hotel and restaurant businesses provides us with a unique advantage and expertise that we can leverage to further grow revenues in our theatres. The concepts we are currently expanding include:

i	Take Five Lounge and Take Five Express – these full-service bars offer an inviting atmosphere and a chef-inspired dining menu, along with a complete selection of cocktails, locally-brewed beers and wines. We opened seven new Take Five Lounge or Take Five Express concepts and relocated and expanded our original Take Five Lounge at our Majestic Cinema of Brookfield during fiscal 2015. We opened another Take Five Express early in fiscal 2016, increasing our number of theatres with this concept to 14, representing approximately 29% of our company-owned, first-run theatres. We have one Take Five Lounge under construction and we anticipate adding at least one additional Take Five Express outlet during the second half of fiscal 2016.

i	Zaffiro’s Express – these outlets offer lobby dining that includes appetizers, sandwiches, salads, desserts and our signature Zaffiro’s THINCREDIBLE® handmade thin-crust pizza. We opened eight new Zaffiro’s Express outlets during fiscal 2015 and we opened two additional outlets early in fiscal 2016, increasing our number of theatres with this concept to 16, representing approximately 33% of our company-owned, first-run theatres. We also operate three Zaffiro’s Pizzeria and Bar full-service restaurants, as well as one newly-opened Reel Sizzle® counter griddle concept, featuring burgers, chicken sandwiches and tenders, along with ice cream and shakes. We currently have one Zaffiro’s Express outlet under construction and we anticipate adding up to three additional Zaffiro’s Express outlets during the second half of fiscal 2016.

i	Big Screen Bistro – this concept offers full-service, in-theatre dining with a complete menu of drinks and chef-prepared salads, sandwiches, entrées and desserts. During fiscal 2015, we added this concept to ten screens at three separate locations, including the new Marcus Palace Cinema, increasing our number of theatres and screens with this concept to six and 21, respectively (including one theatre and five screens managed for another owner). In addition to the possibility of building our first stand-alone Big Screen Bistro with up to eight screens, we plan to evaluate additional opportunities to expand this concept in the future.

i	With each of these strategies, our goal continues to be to introduce and create entertainment destinations that further define and enhance the customer value proposition for movie-going. We will also continue to maintain and enhance the value of our existing theatre assets by regularly upgrading and remodeling our theatres in order to keep them fresh and new. In order to accomplish the strategies noted above, we currently anticipate that our fiscal 2016 capital expenditures in this division may total approximately $50-$65 million, including approximately $9 million carried over from our fiscal 2015 capital plan described above, but excluding any potential acquisitions that we may complete.

i	In addition to the growth strategies described above, our theatre division continues to focus on multiple strategies designed to further increase revenues and improve the profitability of our existing theatres. These strategies include various cost control efforts as well as plans to expand ancillary theatre revenues, such as pre-show advertising, lobby advertising, additional corporate and group sales, sponsorships and alternate auditorium uses.

i	We also have several customer-focused strategies designed to elevate our consumer knowledge, expectation and connection, and provide us with a competitive advantage and the ability to deliver improved financial performance. These strategies include the following:

Marketing initiatives. We rolled out “$5 Tuesday” and “$5 Student Thursday” promotions at every theatre in our circuit in mid-November 2013. Coupled with a free 44-oz popcorn for everyone for the first five months of the program (subsequently offered only to our loyalty program members) and an aggressive marketing campaign, our goal was to increase overall attendance by reaching mid-week value customers who may have reduced their movie-going frequency or stopped going to the movies because of price. We have seen our Tuesday attendance increase dramatically since the introduction of the new promotion and attendance has continued to grow during the second year of the program. We believe this promotion has created another “weekend” day for us, without adversely impacting the movie-going habits of our regular weekend customers.

Loyalty program. We launched a new, best-in-class, customer loyalty program called Magical Movie Rewards on March 30, 2014. Designed to enhance the movie-going experience for our customers, the response to this program has exceeded our expectations. We enrolled over one million members in the first year of the program. Over one-third (36%) of all transactions in our theatres since program inception have been completed by registered members of the loyalty program. The program allows members to earn points for each dollar spent and access special offers available only to members. The rewards are redeemable at the box office, concession stand or at the many Marcus Theatres food and beverage venues. In addition, we have partnered with Movio, a global leader in data analysis for the cinema industry, in order to allow more targeted communication with our loyalty members. The software provides us with insight into customer preferences, attendance habits and general demographics, which we expect will help us deliver an enhanced, personalized movie-going experience to our members. The program also gives us the ability to cost effectively promote non-traditional programming, particularly during non-peak time periods. We believe that this will result in increased movie-going frequency, higher average concession revenues per person, increased loyalty to Marcus Theatres and ultimately, improved operating results.

Technology enhancements. We have enhanced our mobile ticketing capabilities and added the Magical Movie Rewards loyalty program to our downloadable Marcus Theatres mobile application. During fiscal 2015, we redesigned our marcustheatres.com website and installed additional theatre-level technology, such as new ticketing kiosks and digital menu boards and concession advertising monitors. Each of these enhancements are designed to improve customer interactions, both at the theatre and through mobile platforms and other electronic devices.

i	The addition of digital technology throughout our circuit (we offer digital cinema projection at 100% of our first-run screens) has provided us with additional opportunities to obtain non-motion picture programming from other new and existing content providers, including live and pre-recorded performances of the Metropolitan Opera, as well as sports, music and other events, at many of our locations. We launched our new Theatre Entertainment Network during fiscal 2014, offering weekday alternate programming at 29 theatres across our chain. The special programming includes classic movies, live performances, comedy shows and children’s performances. We believe this type of programming is more impactful when presented on the big screen and provides an opportunity to expand our audience base beyond traditional moviegoers.

i	In addition, digital 3D presentation of films continued to positively contribute to our box office receipts during fiscal 2015. We currently have the ability to offer digital 3D presentations in 205, or approximately 31%, of our first-run screens, including the vast majority of our UltraScreens. We have the ability to increase the number of digital 3D capable screens we offer to our guests in the future as needed, based on the number of digital 3D films anticipated to be released during future periods and our customers’ response to these 3D releases.

Hotels and Resorts

i	Our hotels and resorts division is actively seeking opportunities to increase the number of rooms under management. The goal of our hotel investment business, MCS Capital, under the direction of a well-respected industry veteran with extensive hotel acquisition and development experience, is to seek opportunities whereby we may act as an investment fund sponsor, joint venture partner or sole investor in acquiring additional hotel properties. We continue to believe that opportunities to acquire high-quality hotels at reasonable valuations will be present in the future for well-capitalized companies, and we believe that there are partners available to work with us when the appropriate hotel assets are identified. We have a number of potential growth opportunities that we are evaluating.

i	We also continue to pursue additional management contracts for other owners, some of which may include small equity investments similar to the investments we have made in the past with strategic equity partners. Although total revenues from an individual hotel management contract are significantly less than from an owned hotel, the operating margins are generally significantly higher due to the fact that all direct costs of operating the property are typically borne by the owner of the property. Management contracts provide us with an opportunity to increase our total number of managed rooms without a significant investment, thereby increasing our returns on equity. During the fourth quarter of fiscal 2014, we assumed management of the Heidel House Resort & Spa, a 190-room full-service resort in Green Lake, Wisconsin. During the second quarter of fiscal 2015, we assumed management of The Hotel Zamora and Castile Restaurant in St. Pete Beach, Florida, a 72-room boutique luxury property, and acquired a 10% minority ownership interest in the hotel and restaurant. We also recently announced that we will be a minority investor and manager of the new Capitol District Marriott Hotel currently under development in Omaha, Nebraska. We will also provide technical consulting and pre-opening services during the construction phase, with the hotel currently scheduled to open in Spring 2017.

i	Unlike our theatre assets, where the majority of our return on investment comes from the annual cash flow generated by operations, a portion of the return on our hotel investments is derived by effective portfolio management, which includes determining the proper branding strategy for a given asset along with the proper level of investment and upgrades, as well as identifying an effective divestiture strategy for the asset when appropriate. During fiscal 2015, we converted our company-owned former Four Points by Sheraton Chicago Downtown/Magnificent Mile property into one of the first AC Hotels by Marriott in the United States. We believe this stylish, urban lifestyle brand, which was originally launched in Europe and now includes nearly 80 hotels, will be a perfect fit for our Chicago location. A grand opening ceremony for the now completed hotel was held in June 2015.

i	In addition, we have been very opportunistic in our past hotel investments as we have, on many occasions, acquired assets at favorable terms and then improved the properties and operations to create value. We believe current market conditions are such that it would be prudent for us to continue to explore opportunities to monetize one or more owned hotels. We will consider many factors as we actively review opportunities to execute this strategy, including income tax considerations, the ability to retain management, pricing and individual market considerations. We evaluate strategies for our hotels on an asset-by-asset basis. We have not set a specific goal for the number of hotels that might be considered for this strategy, nor have we set a specific timetable for execution of a hotel monetization strategy. It is very possible that we may sell a particular hotel or hotels during fiscal 2016 and beyond if we determine that such action is in the best interest of our shareholders. In late July 2015, we announced that we had entered into an agreement to sell the Hotel Phillips in Kansas City, Missouri. The sale is expected to occur on or about September 1, 2015.

i	Our fiscal 2016 plans for our hotels and resorts division also include continued reinvestment in our existing properties in order to maintain and enhance their value. In addition to the major renovation at our Chicago hotel described above, we have recently made significant reinvestments in our Pfister Hotel and The Cornhusker, A Marriott Hotel. We also recently finished managing an extensive remodeling of the Westin® Atlanta Perimeter North in Atlanta, Georgia (we are a minority partner in a joint venture that owns the Westin Atlanta). Our fiscal 2016 hotels and resorts capital expenditures will include fiscal 2015 carryover expenditures related to the conversion of our Chicago hotel into an AC Hotel by Marriott, as well as additional reinvestments in several of our existing assets, including our Grand Geneva Resort and Spa, The Pfister Hotel and The Skirvin Hilton hotel. Including possible growth opportunities currently being evaluated, our total fiscal 2016 hotels and resorts capital expenditures may total up to approximately $20-$25 million, excluding any additional presently unidentified possible acquisitions.

i	In addition to the growth strategies described above, our hotels and resorts division continues to focus on several strategies that are intended to further improve the division’s profitability. These include leveraging our food and beverage expertise for growth, including seeking opportunities to expand our successful in-house restaurant brands, such as Miller Time Pub & Grill, as well as growing our catering and events revenues. Early in fiscal 2016, we purchased the Safe House in Milwaukee, Wisconsin, adding another restaurant brand to our portfolio. The Safe House is an iconic, spy-themed restaurant and bar that has operated in Milwaukee for nearly 50 years. In addition to adding the existing Milwaukee restaurant to our operating results, we will explore opportunities to expand this concept in the future.

i	We have also invested in sales, revenue management and internet marketing strategies in an effort to further increase our profitability, as well as human resource and cost improvement strategies designed to achieve operational excellence and improved operating margins. We have a strong focus on our customer service delivery and technology enhancements that would improve customer interactions through mobile platforms and other customer touch points.

Corporate

i	In addition to operational and growth strategies in our operating divisions, we continue to seek additional opportunities to enhance shareholder value, including strategies related to our dividend policy, share repurchases and asset divestitures. We increased our regular quarterly common stock cash dividend by 11.8% during the fourth quarter of fiscal 2014 and another 10.5% during the fourth quarter of fiscal 2015. We also have repurchased approximately 3.6 million shares of our common stock during the last four fiscal years under our existing Board of Directors stock repurchase authorizations. We will also continue to evaluate opportunities to sell real estate when appropriate, allowing us to benefit from the underlying value of our real estate assets. In addition to the above-mentioned potential sale of a valuable existing theatre parcel in Madison, Wisconsin and/or selected hotels in our portfolio, we plan to evaluate opportunities to sell additional out-parcels at several owned theatre developments, as well as other non-operating and/or non-performing real estate in our portfolio.

The actual number, mix and timing of our potential future new facilities and expansions and/or divestitures will depend, in large part, on industry and economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends, and the potential availability of attractive acquisition and investment opportunities. It is likely that our growth goals and strategies will continue to evolve and change in response to these and other factors, and there can be no assurance that we will achieve our current goals. Each of our goals and strategies are subject to the various risk factors discussed above in this Annual Report on Form 10-K.

Theatres

Our oldest and most profitable division is our theatre division. The theatre division contributed 55.2% of our consolidated revenues and 84.1% of our consolidated operating income, excluding corporate items, during fiscal 2015, compared to 54.3% and 74.6%, respectively, during fiscal 2014 and 53.2% and 79.3%, respectively, during fiscal 2013. The theatre division operates motion picture theatres in Wisconsin, Illinois, Ohio, Minnesota, Iowa, North Dakota and Nebraska, and a family entertainment center in Wisconsin. The following tables set forth revenues, operating income, operating margin, screens and theatre locations for the last three fiscal years:

			Change F15 v. F14			Change F14 v. F13
	F2015	F2014	Amt.	Pct.	F2013	Amt.	Pct.
	(in millions, except percentages)
Revenues	$269.2	$243.2	$26.0	10.7%	$219.5	$23.7	10.8%
Operating income	$53.5	$46.5	$7.0	15.1%	$40.9	$5.6	13.6%
Operating margin	19.9%	19.1%			18.6%

Number of screens and locations at fiscal year-end (1) (2)	F2015	F2014	F2013
Theatre screens	681	685	685
Theatre locations	55	55	55
Average screens per location	12.4	12.5	12.5

(1)	Includes 11 screens at two locations managed for other owners in all three years.
(2)	Includes 28 budget screens at four locations in all three years. Compared to first-run theatres, budget theatres generally have lower box office revenues and associated film costs, but higher concession sales as a percentage of box office revenues.

The following table provides a further breakdown of the components of revenues for the theatre division for the last three fiscal years:

			Change F15 v. F14			Change F14 v. F13
	F2015	F2014	Amt.	Pct.	F2013	Amt.	Pct.
			(in millions, except percentages)
Box office revenues	$157.3	$146.0	$11.3	7.7%	$134.5	$11.5	8.6%
Concession revenues	98.7	84.1	14.6	17.5%	73.2	10.9	14.9%
Other revenues	13.2	13.1	0.1	0.7%	11.8	1.3	10.5%
Total revenues	$269.2	$243.2	$26.0	10.7%	$219.5	$23.7	10.8%

Fiscal 2015 versus Fiscal 2014

Our theatre division fiscal 2015 revenues and operating income increased compared to the prior year due primarily to an increase in total theatre attendance at comparable theatres and our continued expansion of non-traditional food and beverage items in our theatres, partially offset by a decrease in our average ticket price. Despite the fact that our operating income and operating margin for fiscal 2015 were negatively impacted by $319,000 in impairment charges related to several closed theatres and approximately $950,000 of one-time preopening expenses related to the opening of new theatres and amenities, our fiscal 2015 revenues and operating income were records for this division. Our operating income and operating margin for fiscal 2014 were negatively impacted by approximately $475,000 of additional snow removal costs and $475,000 of additional heating costs, both as a result of unusually harsh winter weather that year.

Total theatre attendance increased 12.1% during fiscal 2015 compared to the prior year. The following table indicates our percentage change in comparable theatre attendance during each of the four quarters of fiscal 2015 compared to the same quarters during the prior year. In addition, the table compares the percentage change in our fiscal 2015 quarterly box office revenues (compared to the prior year) to the corresponding percentage change in the United States box office receipts during the same periods (as compiled by us from data received from Rentrak, a national box office reporting service for the theatre industry):

	Change F15 v. F14
	1st Qtr.		2nd Qtr.		3rd Qtr.		4th Qtr.		Total

Pct. change in Marcus theatre attendance	+9.9%		+25.6%		+7.5%		+9.8%		+12.1%

Pct. change in Marcus box office revenues	-1.8%		+17.2%		+8.3%		+10.7%		+7.7%
Pct. change in U.S. box office revenues	-12.7%		+0.4%		+0.5%		+1.1%		-3.7%
Marcus outperformance v. U.S.	+10.9	pts	+16.8	pts	+7.8	pts	+9.6	pts	+11.4	pts

We believe it is particularly noteworthy that we outperformed the industry during fiscal 2015 by more than 11 percentage points. Over three-fourths of our company-owned, first-run theatres outperformed the industry average during fiscal 2015. We believe this performance is attributable to the investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies that have increased attendance, including our $5 Tuesday promotion and our new customer loyalty program (all of which are described in the Current Plans section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Theatre attendance and corresponding box office revenues vary significantly from quarter to quarter due to a variety of factors. We rolled out our $5 Tuesday promotion to our entire circuit in mid-November 2013, so attendance comparisons to the prior year during our first and second quarters of fiscal 2015 significantly benefited from this program. Conversely, as evidenced by the change in U.S. box office revenues, our fiscal 2015 first quarter box office and attendance were impacted by a weaker slate of summer movies compared to the prior year. Moreover, with the U.S. box office declining 3.7% during our fiscal 2015, we believe we can conclude that the overall film slate during fiscal 2015 was weaker than fiscal 2014. The fact that we reported record revenues and operating income during fiscal 2015 in the face of this weaker film slate further accentuates the success of our previously described strategies.

Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of a reasonably lengthy “window” between the date a film is released in theatres and the date a film is released to other channels, including video on-demand (VOD) and DVD. These are factors over which we have no control. The national DVD release window decreased during calendar 2014 to 116 days compared to the approximately 120-130 days that had been in place for the previous seven or more years. Many current films are now released to ancillary markets within 90 days or less, and one studio recently announced a test with two small-budget films whereby ancillary channels would obtain the films approximately two weeks after the film has predominantly stopped playing in movie theatres. We have expressed our concerns to the studios regarding the impact that a shortened DVD or VOD release window may have on future box office receipts. We have also indicated that we would seek adjustments in the current financial arrangements we have with film studios in the event that the film studios implement shorter release windows.

We believe that the most significant factor contributing to variations in theatre attendance during fiscal 2015, as in other years, was the quantity and quality of films released during the respective quarters compared to the films released during the same quarters of the prior year. Blockbusters (generally defined as films grossing more than $100 million nationally) accounted for a slightly decreased percentage of our total box office revenues during fiscal 2015, with our top 15 performing films accounting for 38% of our fiscal 2015 box office revenues compared to 39% during fiscal 2014. We believe one of the reasons why blockbusters accounted for a slightly lower percentage of our total box office is because our $5 Tuesday program has increased movie-going frequency among our customers, which we believe benefited the next tier of films after the blockbusters. The following five top performing fiscal 2015 films accounted for over 18% of the total box office revenues for our circuit: American Sniper, Avengers: Age of Ultron, The Hunger Games: Mockingjay – Part 1, Furious 7 and Guardians of the Galaxy.

The quantity of wide-release films shown in our theatres and number of wide-release films provided by the seven major studios decreased during fiscal 2015. A film is generally considered a wide release if it is shown on over 600 screens nationally, and these films generally have the greatest impact on box office receipts. We played 113 wide-release films (including 25 digital 3D films) at our theatres during fiscal 2015 compared to 124 wide-release films (including 37 digital 3D films) during fiscal 2014. In total, we played 225 films and 80 alternate content attractions at our theatres during fiscal 2015 compared to 176 films and 51 alternate content attractions during fiscal 2014. Based upon projected film and alternate content availability, we currently estimate that we may show an increased number of films and alternate content events on our screens during fiscal 2016 compared to fiscal 2015. There are currently approximately 28 digital 3D films scheduled to be released by the film industry during our fiscal 2016, although we anticipate that additional 3D films may be announced at a later date. The industry currently has high expectations for the quality of films scheduled to be released during our fiscal 2016, as the slate (both already played and still to come) includes films from well-known series such as Jurassic Park, Pixar’s Inside Out, The Minions, The Hunger Games, James Bond, Star Wars, Divergent, Batman/Superman and Captain America. Generally, an increase in the quantity of films released, particularly from the seven major studios, increases the potential for more blockbusters in any given year, as does an increase in the quantity of films from established film series such as those listed above. An increase in the quantity of 3D films increases the potential for a higher average ticket price.

During fiscal 2015, our average ticket price decreased 3.9% compared to the prior year, attributable primarily to the introduction of our $5 Tuesday pricing promotion for all movies implemented during the second half of fiscal 2014. We do not believe that changes in film product mix had a significant impact on our average ticket price during fiscal 2014 (more adult-oriented and R-rated films result in a higher average ticket price). In mid-October 2014, we introduced our first selected admission price increases to our theatres since April 2013, which favorably impacted our average ticket price during the third and fourth quarters of fiscal 2015. Our price increases were generally modest, as we continue to be sensitive to the favorable price-value proposition we have established, although we did increase some prices at our DreamLounger recliner seating locations by approximately $0.50-$0.75 per ticket. As a result, and after the $5 Tuesday promotion had been in place for a full year, our average ticket price increased 0.7% and 0.9% during the third and fourth quarters of fiscal 2015, respectively, compared to the third and fourth quarters of fiscal 2014. It should be noted that our Tuesday attendance has continued to increase in our second year of the program, which likely has had the effect of reducing our average ticket price increases. Excluding any currently unscheduled increases in ticket prices that we may introduce during the year, we currently expect our average ticket price to increase 1%-2% during fiscal 2016, driven in part by an increasing number of PLF screens that generate premium pricing.

Our average concession sales per person increased 4.9% during fiscal 2015 compared to the prior year. Pricing, concession/food and beverage product mix and film product mix are the three primary factors that impact our concession sales per person. Selected price increases introduced in mid-October 2014 and a change in concession product mix, including increased sales of higher priced non-traditional food and beverage items from our increasing number of Take Five Lounges, Zaffiro’s Express outlets and Big Screen Bistros, were the primary reasons for our increased average concession sales per person during fiscal 2015, partially offset by the impact of the $5 Tuesday free popcorn promotion described in the Current Plans section above during the first two quarters of the year. After the $5 Tuesday promotion had been in place for a full year, our average concession sales per person increased 11.2% and 9.3% during the third and fourth quarters of fiscal 2015, respectively, compared to the third and fourth quarters of fiscal 2014. We currently expect similar percentage increases in our average concession sales per person during fiscal 2016 compared to fiscal 2015, although as noted above, several factors can impact our actual results in this key metric. The fact that none of our top five films during fiscal 2015 were animated family movies, compared to three of our top five films during fiscal 2014 (Frozen, Despicable Me 2 and The Lego® Movie), likely contributed to a smaller increase in concession sales per person during fiscal 2015, as these types of films typically result in stronger concession sales compared to more adult-oriented films. The increase in average concession sales per person contributed approximately $4.6 million, or approximately 31%, of the increase in our concession revenues for comparable theatres during fiscal 2015 compared to the prior year.

Our theatre division’s operating margin increased to 19.9% during fiscal 2015, compared to 19.1% for fiscal 2014. Increased attendance generally favorably impacts our operating margin, particularly because the increased attendance has the effect of increasing our high-margin concession revenues and because fixed expenses become a lower percentage of revenues. Other revenues, which include management fees, pre-show advertising income, family entertainment center revenues and gift card breakage income, also can impact operating margin, although during fiscal 2015, other revenues were essentially even compared to the prior year. The fact that the percentage of our box office revenues attributable to our highest grossing films was relatively stable compared to the prior year meant that film costs during fiscal 2015 were also relatively stable as a percentage of box office revenues compared to the prior year, resulting in no impact on our fiscal 2015 margins compared to the prior year. Higher grossing blockbuster films historically have a higher film cost as a percentage of box office revenues than lower grossing films and, therefore, our operating margin often is negatively impacted when we have a greater number of higher grossing films. In addition, if a greater portion of our concession revenues is the result of the sale of non-traditional food and beverage items that typically have a higher product cost compared to traditional concession items, operating margins may be negatively impacted to a small extent. Any such impact during fiscal 2015 was offset by the impact of our higher attendance.

As noted above, we opened our newest theatre, the 12-screen Marcus Palace Cinema, on April 30, 2015. At the same time, we closed a nearby 16-screen theatre, resulting in a net decrease of four screens. The new theatre is significantly outperforming the theatre it replaced, even with less screens, so we did not adjust any of our comparative numbers referenced earlier for the fact that we have fewer screens. Currently, three of the four budget-oriented theatres that we operate continue to utilize film projection systems. Plans to convert any of these theatres to digital projection systems are uncertain, so as a result, our ability to keep these theatres open will depend upon the future availability of film from the studios or the availability of a lower cost digital solution.

Box office revenues during the summer of 2015 through the date of this filing have increased compared to last year’s summer results due primarily to a much stronger slate of films. We have continued to outperform the industry during this time period. Strong performances from films such as Spy, Jurassic World, Inside Out, Minions, Ant-Man, and Mission: Impossible - Rogue Nation have contributed positively to our early fiscal 2016 results.

Fiscal 2014 versus Fiscal 2013

Our theatre division fiscal 2014 revenues and operating income increased compared to the prior year due primarily to an increase in total theatre attendance at comparable theatres and our continued expansion of non-traditional food and beverage items in our theatres, partially offset by a decrease in our average ticket price. Our operating income and operating margin for fiscal 2014 were negatively impacted by approximately $475,000 of additional snow removal costs and $475,000 of additional heating costs, both as a result of unusually harsh winter weather during fiscal 2014. Our operating income and operating margin for fiscal 2013 were negatively impacted by nearly $1.3 million in impairment charges related to two budget-oriented theatres that we have offered for sale and the closing of an eight-screen theatre in Milwaukee, Wisconsin.

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

Theatre attendance varies significantly from quarter to quarter due to a variety of factors. Our fiscal 2014 first quarter attendance benefitted from a stronger slate of summer movies compared to the prior year. Conversely, our fiscal 2014 second quarter attendance was impacted by a weaker film slate compared to the prior year, particularly during the months of October and November. In addition, our fiscal 2013 second quarter included the week after Thanksgiving, which includes a traditionally strong holiday weekend, favorably impacting our reported results for our fiscal 2013 second quarter. During fiscal 2014, the week after Thanksgiving was included in our third quarter, contributing to that quarter’s improvement over the prior year quarter. In addition, we believe a combination of several factors contributed to our significant increases in attendance during our fiscal 2014 third and fourth quarters. These factors include increased attendance as a result of our $5 Tuesday promotion and increased attendance at the four theatres where we installed our DreamLounger recliner seating, both of which are described in the Current Plans section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. A stronger film slate also contributed to our increased attendance during our fiscal 2014 third quarter. All of these items contributed to record revenues during fiscal 2014.

We believe that it is particularly noteworthy that, as a result of the investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies that have increased attendance, we outperformed the industry during our fiscal 2014 third and fourth quarters by more than 9%. The following table compares the percentage change in our fiscal 2014 third and fourth quarter box office revenues (compared to the prior year) to the corresponding percentage change in the United States box office receipts during the same periods (as compiled by us from data received from Rentrak):

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

During fiscal 2014, our average ticket price decreased 4.8% compared to the prior year, attributable primarily to the introduction of the new $5 Tuesday pricing promotion for all movies implemented during the second half of fiscal 2014. Our average ticket price decreased 8.5% and 10.6% during the third and fourth quarters of fiscal 2014, respectively, compared to the third and fourth quarters of fiscal 2013. We do not believe that changes in film product mix had a significant impact on our average ticket price during fiscal 2014.

Our average concession sales per person increased 0.7% during fiscal 2014 compared to the prior year. Pricing, concession/food and beverage product mix and film product mix are the three primary factors that impact our concession sales per person. Selected price increases and a change in concession product mix, including increased sales of higher priced non-traditional food and beverage items, were the primary reasons for our increased average concession sales per person during fiscal 2014, partially offset by the impact of the $5 Tuesday free popcorn promotion. Our average concession sales per person decreased 0.8% and 4.6% during the third and fourth quarters of fiscal 2014, respectively, compared to the third and fourth quarters of fiscal 2013. We do not believe that film product mix had a significant impact on our average concession sales per person during fiscal 2014. The increase in average concession sales per person contributed approximately $600,000, or approximately 0.4%, of the increase in our concession revenues for comparable theatres during fiscal 2014 compared to the prior year.

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

During our fiscal 2014 first quarter, Rolando B. Rodriguez joined us as the new president and chief executive officer of Marcus Theatres and executive vice president of The Marcus Corporation. Mr. Rodriguez came to us with extensive experience in the motion picture industry. For the two years prior to joining our company, he served as CEO, president and a board member of Rave Cinemas, which had been the fifth largest theatre circuit in the United States until its sale in May 2013. He also served for 30 years in various positions at AMC Theatres, the world’s second-largest motion picture exhibitor, and spent five years with Wal-Mart as well. He currently serves on the executive board of the National Association of Theatre Owners (NATO) and has won numerous awards in the industry. We believe that Mr. Rodriguez’s proven leadership experience and strong roots in the motion picture exhibition industry make him extremely qualified to build on our theatre division’s long history of success. Mr. Rodriguez succeeded Bruce J. Olson, who retired in September 2013 after a 39-year career with us.

Hotels and Resorts

The hotels and resorts division contributed 44.7% of our consolidated revenues and 15.9% of our consolidated operating income, excluding corporate items, during fiscal 2015, compared to 45.6% and 25.4%, respectively, during fiscal 2014 and 46.7% and 20.7%, respectively, during fiscal 2013. As of May 28, 2015, the hotels and resorts division owned and operated three full-service hotels in downtown Milwaukee, Wisconsin, a full-facility destination resort in Lake Geneva, Wisconsin and full-service hotels in Madison, Wisconsin, Kansas City, Missouri, Chicago, Illinois, Oklahoma City, Oklahoma and Lincoln, Nebraska (we have a majority-ownership position in the latter two hotels). In addition, the hotels and resorts division managed 11 hotels, resorts and other properties for other owners. Included in the 11 managed properties are three hotels owned by joint ventures in which we have a minority interest and two condominium hotels in which we own the public space. The following table sets forth revenues, operating income, operating margin and rooms data for the hotels and resorts division for the last three fiscal years:

			Change F15 v. F14			Change F14 v. F13
	F2015	F2014	Amt.	Pct.	F2013	Amt.	Pct.
			(in millions, except percentages)
Revenues	$218.3	$204.1	$14.2	7.0%	$192.7	$11.4	5.9%
Operating income	$10.1	$15.8	$(5.7)	-36.3%	$10.7	$5.1	48.6%
Operating margin	4.6%	7.8%			5.5%

Available rooms at fiscal year-end	F2015	F2014	F2013
Company-owned	2,817	2,817	2,817
Management contracts with joint ventures	683	611	799
Management contracts with condominium hotels	480	480	480
Management contracts with other owners	1,231	1,231	1,300
Total available rooms	5,211	5,139	5,396

Fiscal 2015 versus Fiscal 2014

Our hotels and resorts division revenues increased during fiscal 2015 compared to the prior year due primarily to higher occupancy rates at our comparable hotels and an increase in food and beverage revenues during fiscal 2015 compared to the prior year. Conversely, hotels and resorts division operating income during fiscal 2015 was negatively impacted by increased depreciation and a $2.6 million impairment charge related to one specific hotel. In addition, the removal of our former Four Points by Sheraton brand at our downtown Chicago hotel and commencement of a major renovation to convert this hotel into one of the first AC Hotels by Marriott in the United States resulted in disruption in room reservations and rooms out of service during the last three quarters of fiscal 2015, contributing to our overall reduced operating income during fiscal 2015.

The following table sets forth certain operating statistics, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

			Change F15 v. F14
Operating Statistics (1)	F2015	F2014	Amt.		Pct.

Occupancy percentage	74.8%	72.1%	2.7	pts	3.7%
ADR	$140.47	$139.72	$0.75		0.5%
RevPAR	$105.10	$100.81	$4.29		4.3%

(1)	These operating statistics represent averages of our comparable nine distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at seven of our nine comparable company-owned properties during fiscal 2015 compared to the prior year. Excluding our Chicago hotel, which experienced significant disruption during its major renovation, RevPAR increased 5.9% during fiscal 2015 compared to the prior year. According to data received from Smith Travel Research and compiled by us in order to analyze our fiscal year results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 6.9% during our fiscal 2015. We believe our RevPAR increases during fiscal 2015 do not match the United States results because our properties are predominately in Midwestern markets that have not experienced the higher ADR increases more prevalent in larger cities in other areas of the country, such as New York and San Francisco. In fact, data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced an increase in RevPAR of 5.3% during our fiscal 2015. Based upon that data, and excluding our Chicago hotel, our hotels collectively outperformed their respective markets during fiscal 2015. Room demand continued to be strong overall, but inconsistent demand from the group business segment and the onset of construction at our Chicago hotel during our second quarter contributed to variations in our results by quarter, as evidenced by the table below:

	Change F15 v. F14
	1st Qtr.		2nd Qtr.		3rd Qtr.		4th Qtr.

Occupancy percentage	3.7	pts	3.6	pts	1.4	pts	1.9	pts
ADR	1.9%		-0.5%		-0.6%		1.8%
RevPAR	6.5%		4.3%		1.8%		3.3%

The lodging industry continued to recover at a steady pace during our fiscal 2015. Our overall occupancy rates again showed improvement during fiscal 2015 compared to the prior year and, in fact, continued to be at record levels for this division, significantly higher than they were prior to the recession-driven downturn in the hotel industry. However, one of the continued challenges facing our hotels and resorts division, and the industry as a whole, has been the slow recovery of ADR compared to pre-recession levels, particularly in our geographic markets. Although our ADR during fiscal 2015 was still approximately 2.4% below pre-recession fiscal 2008 levels, recent trends in ADR continue to be positive. We believe our ADR decreases during the second and third quarters of fiscal 2015 and relatively small overall increase in ADR during fiscal 2015 resulted from several factors, including the removal of our brand at our Chicago hotel for the last two quarters of the year, a conscious decision to spur demand at several of our winter-weather affected properties by lowering ADR during our third quarter, and the impact of increased supply in our Milwaukee, Wisconsin and Oklahoma City, Oklahoma markets.

Leisure travel remained strong during fiscal 2015, although leisure customers tend to be very loyal to online travel agencies, which is one of the reasons why we continue to experience rate pressure. While we have been selective in choosing the online portals to which we grant access to our inventory, such portals are part of the booking landscape today and our goal is to use them in the most efficient way possible. Non-group business travel was also strong during fiscal 2015.

Group business continued to be the customer segment experiencing the slowest recovery during fiscal 2015. Typically, when we have substantial blocks of rooms committed to group business, we are able to raise rates with non-group business. For example, during the first quarter of fiscal 2015, we believe strong group business contributed to our 8%-9% increases in ADR at selected hotels compared to the prior-year first quarter. Ultimately, we believe the most effective way to increase our operating margins in future periods is to increase our ADR. We are encouraged by the fact that our group booking pace continued to experience improvement during fiscal 2015. Although the first part of the summer has not matched last year’s group bookings, the remainder of the summer and full-year fiscal 2016 appears promising from a group perspective.

We are also encouraged by the fact that many published reports by those who closely follow the hotel industry suggest that the U.S. lodging industry will continue to achieve strong growth in RevPAR in both calendar 2015 and calendar 2016, with an expectation that an increasing portion of any RevPAR growth will likely come from an increase in ADR. Whether the current positive trends in the lodging industry continue depends in large part on the economic environment in which the industry operates, as hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product.

The above-described change in our RevPAR mix has had the effect of limiting our ability to rapidly increase our operating margins during the ongoing United States economic recovery. Operating costs traditionally increase as occupancy increases, which usually negatively impacts our operating margins until we begin to also achieve significant improvements in our ADR.

We generally expect our favorable revenue trends to continue in future periods and to generally track the overall industry trends, particularly in our respective markets. However, two of our markets, Oklahoma City and Milwaukee, have experienced an increase in room supply that may be an impediment to any substantial increases in ADR in the near term. We believe that our hotels are less impacted by additional room supply than other hotels, particularly in the Milwaukee market, due in large part to recent renovations that we have made to our hotels, which we believe make our hotels a more attractive option for travelers. In general, there has been limited lodging room supply growth on a national basis, although supply growth is beginning to trend up, and the markets in which we compete have experienced supply growth in excess of the national average. With the renovation and rebranding completed at our Chicago hotel, we expect improved performance at that property during fiscal 2016.

As discussed in the Current Plans section above, we are considering a number of potential growth opportunities that could impact fiscal 2016 operating results. If we were to sell one or more hotels during fiscal 2016, that may also significantly impact our fiscal 2016 operating results. The extent of any such impact will likely depend upon the timing and nature of the growth opportunity (hotel acquisition, pure management contract, management contract with equity, joint venture investment, or other opportunity) or divestiture (management retained, equity interest retained, etc.).

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

The following table sets forth certain operating statistics, including our average occupancy percentage, our ADR, and our RevPAR, for company-owned properties:

			Change F14 v. F13
Operating Statistics (1)	F2014	F2013	Amt.		Pct.

Occupancy percentage	74.3%	73.6%	0.7	pts	1.0%
ADR	$142.61	$139.48	$3.13		2.2%
RevPAR	$106.02	$102.67	$3.35		3.3%

(1)	These operating statistics represent averages of our comparable eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance (one hotel was not owned during all of fiscal 2013, and thus is not included). The statistics are not necessarily representative of any particular hotel or resort.

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

The lodging industry continued to recover at a steady pace during our fiscal 2014 after several very difficult years. Our overall occupancy rates again showed improvement during fiscal 2014 compared to the prior year and, in fact, continued to be at record levels for this division, significantly higher than they were prior to the recession-driven downturn in the hotel industry. However, one of the biggest challenges facing our hotels and resorts division, and the industry as a whole, has been the overall decline in ADR compared to pre-recession levels. Our ADR during fiscal 2014 was still approximately 3.1% below pre-recession fiscal 2008 levels, and our ADR increases during the third and fourth quarters of fiscal 2014 compared to the same periods last year were smaller than prior quarterly comparisons due in part to an intentional strategy at one of our Milwaukee hotels to increase occupancy by lowering our ADR.

Leisure travel remained strong during fiscal 2014, although the difficult winter weather in the Midwest likely negatively impacted this customer segment during the third quarter of fiscal 2014. Non-group business travel was also strong during fiscal 2014. Group business in total was down slightly during fiscal 2014 and group business remained the segment of our hotels and resorts division that has experienced the greatest ADR pressure. However, improved group occupancy at two of our largest properties contributed to our strong 6.1% increase in food and beverage revenues during fiscal 2014 compared to the prior year.

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

Notwithstanding that dynamic, we reported our fourth consecutive year-over-year ADR increase during fiscal 2014. Six of our eight comparable company-owned properties reported increases in ADR during the year, and the gap between our ADR during fiscal 2014 and our pre-recession ADR was the smallest it has been since the recession.

Late in our fiscal 2014, we obtained a new management contract to operate the Heidel House Resort & Spa, located in Green Lake, Wisconsin, discussed in the Current Plans section above.

Liquidity and Capital Resources

Liquidity

Our theatre and hotels and resorts divisions each generate significant and relatively consistent daily amounts of cash, subject to seasonality described above, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of $127 million of unused credit lines at fiscal 2015 year-end, are adequate to support the ongoing operational liquidity needs of our businesses during fiscal 2016.

We are party to a revolving credit agreement with various lenders. The revolving credit agreement has two and one-half years remaining at favorable terms (LIBOR plus 1.00% to 1.625%, including a facility fee, based on our borrowing levels). As of May 28, 2015, we were in compliance with the financial covenants set forth in the credit agreement. As of May 28, 2015, our defined consolidated debt to total capitalization ratio was 0.39 and our fixed charge coverage ratio was 6.0, compared to limitations of 0.55 and 3.0, respectively, as specified in the credit agreement. We expect to be able to meet the financial covenants contained in the credit agreement during fiscal 2016.

The majority of our other long-term debt consists of senior notes and mortgages with annual maturities of $12.4 million and $36.6 million in fiscal 2016 and 2017, respectively. Approximately $24.5 million of the fiscal 2017 maturities relates to a mortgage that we expect to extend or replace. The senior notes impose various financial covenants applicable to The Marcus Corporation and certain of our subsidiaries. As of May 28, 2015, we were in compliance with all of the financial covenants imposed by the senior notes, and we expect to be able to meet the financial covenants imposed by the senior notes during fiscal 2016.

Financial Condition

Fiscal 2015 versus Fiscal 2014

Net cash provided by operating activities totaled $80.5 million during fiscal 2015 compared to $66.4 million during fiscal 2014, an increase of $14.1 million, or 21.1%. The increase in net cash provided by operating activities was due primarily to increased net earnings, increased depreciation and amortization, deferred income taxes and deferred compensation and other, and the favorable timing of the payment of accounts payable and income taxes, partially offset by unfavorable timing of the payment of other accrued liabilities and the collection of accounts and notes receivable.

Net cash used in investing activities during fiscal 2015 totaled $78.2 million compared to $57.7 million during fiscal 2014, an increase of $20.5 million, or 35.5%. The increase in net cash used in investing activities was primarily the result of an increase in capital expenditures, partially offset by a decrease in proceeds from disposals of property, equipment and other assets. We also purchased an interest in a joint venture (The Hotel Zamora) during fiscal 2015 that contributed to our increased net cash used in investing activities during fiscal 2015. Proceeds from the disposal of property, equipment and other assets of $1.9 million during fiscal 2014 related primarily to the sale of two theatre outlots and the sale of our interest in a hotel joint venture.

Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $75.0 million during fiscal 2015 compared to $56.7 million during fiscal 2014, an increase of $18.3 million, or 32.3%. We incurred capital expenditures of $15.5 million and $3.2 million, respectively, related to the development of a new theatre during fiscal 2015 and fiscal 2014. We did not incur any capital expenditures related to developing new hotels during fiscal 2015 or fiscal 2014. We incurred approximately $49.8 million and $38.0 million, respectively, of capital expenditures during fiscal 2015 and fiscal 2014 in our theatre division, including the aforementioned costs associated with constructing a new theatre in Sun Prairie, Wisconsin, as well as costs associated with the addition of DreamLounger recliner seating, our Take Five Lounge, Zaffiro’s Express and Big Screen Bistro food and beverage concepts, and UltraScreen DLX, SuperScreen DLX and UltraScreen premium large format screens at selected theatres, each as described in the Current Plans section above. We incurred approximately $23.6 million of capital expenditures in our hotels and resorts division during fiscal 2015, including costs related to the conversion of our Chicago hotel into an AC Hotel by Marriott and costs related to completing renovations at The Pfister Hotel and The Cornhusker, A Marriott Hotel. During fiscal 2014, we incurred approximately $18.5 million of capital expenditures in our hotels and resorts division, including costs associated with renovations at The Cornhusker, A Marriott Hotel and The Pfister Hotel, as well as other maintenance capital projects at our company-owned hotels and resorts. We did not incur any acquisition-related capital expenditures in our theatre division or hotels and resorts division during fiscal 2015 or fiscal 2014. Our current estimated fiscal 2016 capital expenditures, which we anticipate may be in the $70-$90 million range, are described in greater detail in the Current Plans section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net cash used in financing activities in fiscal 2015 totaled $2.3 million compared to $12.1 million during fiscal 2014, a decrease of $9.8 million, or 80.7%. The decrease in net cash used in financing activities related to an increase in our net debt proceeds during fiscal 2015 compared to the prior year, a decrease in share repurchases and a decrease in distributions to noncontrolling interests, partially offset by a decrease in the exercise of stock options and an increase in dividends paid.

We used excess cash during fiscal 2015 and fiscal 2014 to reduce our borrowings under our revolving credit agreement. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. We used the proceeds of our issuance and sale of senior notes during fiscal 2014 to pay off borrowings under our revolving credit agreement. In addition, we paid off an existing mortgage on our Chicago hotel at the end of fiscal 2014 with borrowings under our credit agreement. Principal payments on long-term debt also included the payment of current maturities of senior notes and mortgages. As a result, we added $162.5 million of new debt and made $155.7 million of principal payments on long-term debt during fiscal 2015 (a net increase in long-term debt of $6.8 million) compared to $145.2 million of new debt and $147.4 million of principal payments on long-term debt during fiscal 2014 (a net decrease in long-term debt of $2.2 million). We also incurred $316,000 in debt issuance costs during fiscal 2014.

Our debt-to-capitalization ratio (excluding our capital lease obligation related to digital cinema projection systems) was 0.42 at May 28, 2015, the same as the prior fiscal year-end. Based upon our current expectations for our fiscal 2016 capital expenditures, we anticipate that our total long-term debt and debt-to-capitalization ratio at the end of our fiscal 2016 will not vary significantly from that as of May 28, 2015. Our actual total long-term debt and debt-to-capitalization ratio at the end of fiscal 2016 are dependent upon, among other things, our actual operating results, capital expenditures, potential acquisitions, asset sales proceeds and potential equity transactions during the year.

During fiscal 2015, we repurchased 55,000 shares of our common stock for approximately $1.1 million in conjunction with the exercise of stock options. During fiscal 2014, we repurchased 314,000 shares of our common stock for approximately $4.2 million in conjunction with the exercise of stock options and the purchase of shares in the open market. We reduced the numbers of shares repurchased during fiscal 2015 due to increases in the price of our common stock. As of May 28, 2015, approximately 3.2 million shares of our common stock remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.

We paid regular quarterly dividends totaling $10.4 million and $9.2 million, respectively, during fiscal 2015 and fiscal 2014. We increased our regular quarterly common stock cash dividend by 10.5% during the fourth quarter of fiscal 2015 to $0.105 per common share. During fiscal 2015 and fiscal 2014, we made distributions to noncontrolling interests of $959,000 and $2.1 million, respectively.

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

We used excess cash during fiscal 2014 and fiscal 2013 to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. We used the proceeds of our issuance and sale of senior notes during fiscal 2014 to pay off borrowings under our revolving credit agreement. In addition, we paid off an existing mortgage on our Chicago hotel at the end of fiscal 2014 with borrowings from our credit facility. Principal payments on long-term debt also included the payment of current maturities of senior notes and mortgages. As a result, we added $145.2 million of new debt and made $147.4 million of principal payments on long-term debt during fiscal 2014 (a net decrease in long-term debt of $2.2 million) compared to $262.6 million of new debt and $240.0 million of principal payments on long-term debt during fiscal 2013 (a net increase in long-term debt of $22.6 million, excluding the assumption of The Cornhusker existing mortgage). We also incurred $316,000 and $1.5 million in debt issuance costs during fiscal 2014 and fiscal 2013, respectively.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

We have obligations and commitments to make future payments under debt and operating leases. The following schedule details these obligations at May 28, 2015 (in thousands):

Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$247,411	$17,742	$149,455	$19,147	$61,067
Interest on fixed-rate long term debt (1)	36,324	7,901	11,390	6,560	10,473
Pension obligations	31,037	1,196	2,458	2,541	24,842
Operating lease obligations	120,821	7,639	15,301	15,809	82,072
Construction commitments	10,569	10,569	–	–	–
Total contractual obligations	$446,162	$45,047	$178,604	$44,057	$178,454

(1)	Interest on variable-rate debt obligations is excluded due to significant variations that may occur in each year related to the amount of variable-rate debt and the accompanying interest rate. Fixed interest rate payments related to the interest rate swap agreement described below are included.

As of May 28, 2015, we had a capital lease obligation of $23.4 million. The maximum amount we could be required to pay under this obligation is approximately $6.2 million per year until the obligation is fully satisfied. We believe the possibility of making any payments on this obligation is remote. Additional detail describing this obligation is included in Note 4 to our consolidated financial statements.

Additional detail describing our long-term debt is included in Note 5 to our consolidated financial statements.

As of May 28, 2015, we had no additional material purchase obligations other than those created in the ordinary course of business related to property and equipment, which generally have terms of less than 90 days. We had long-term obligations related to our employee benefit plans, which are discussed in detail in Note 7 to our consolidated financial statements. We have not included uncertain tax obligations in the table of contractual obligations set forth above due to uncertainty as to the timing and immaterial nature of any potential payments.

As of May 28, 2015, we had approximately five and one-half years remaining on our office lease, which reflected the amendment and extension of the term of the lease that we entered into on June 1, 2012.

As of May 28, 2015, we had no debt or lease guarantee obligations.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, and we manage our exposure to this market risk by monitoring available financing alternatives.

Variable interest rate debt outstanding as of May 28, 2015 was $107.4 million, carried an average interest rate of 1.9% and represented 43.4% of our total debt portfolio. After adjusting for an outstanding swap agreement described below, variable interest rate debt outstanding as of May 28, 2015 was $82.4 million, carried an average interest rate of 1.9% and represented 33.3% of our total debt portfolio. Our earnings are affected by changes in short-term interest rates as a result of our borrowings under our revolving credit facility. Based on the interest rates in effect on our variable rate debt outstanding as of May 28, 2015, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $800,000.

Fixed interest rate debt totaled $140.0 million as of May 28, 2015, carried an average interest rate of 5.2% and represented 56.6% of our total debt portfolio. After adjusting for an outstanding swap agreement described below, fixed interest rate debt totaled $165.0 million as of May 28, 2015, carried an average interest rate of 4.8% and represented 66.7% of our total debt portfolio. Fixed interest rate debt included the following: senior notes bearing interest semiannually at fixed rates ranging from 4.02% to 6.55%, maturing in fiscal 2018 through 2026; and fixed rate mortgages and other debt instruments bearing interest from 3.00% to 5.90%, maturing in fiscal 2018 through 2042. The fair value of our fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of May 28, 2015, the fair value of our $101.4 million of senior notes was approximately $105.6 million. Based upon the respective rate and prepayment provisions of our remaining fixed interest rate mortgage and unsecured term note at May 28, 2015, the carrying amounts of such debt approximated fair value as of such date.

The variable interest rate debt and fixed interest rate debt outstanding as of May 28, 2015 matures as follows (in thousands):

	F2016	F2017	F2018	F2019	F2020	Thereafter	Total
Variable interest rate	$5,755	$7,025	$94,624	$-	$-	$-	$107,404
Fixed interest rate	11,987	36,128	11,678	9,560	9,587	61,067	140,007
Total debt	$17,742	$43,153	$106,302	$9,560	$9,587	$61,067	$247,411

We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments. Payments or receipts on the agreements are recorded as adjustments to interest expense. We had one outstanding interest rate swap agreement at May 28, 2015 covering $25.0 million, expiring on January 22, 2018. Under this swap agreement, we pay a defined fixed rate while receiving a defined variable rate based on LIBOR, effectively converting $25.0 million of our credit agreement term loan to a fixed rate. The swap agreement did not materially impact our fiscal 2015 earnings and we do not expect it to have any material impact on our fiscal 2016 earnings.

Critical Accounting Policies and Estimates

This Management’s Discussion of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

i	We review long-lived assets, including fixed assets, goodwill, investments in joint ventures and receivables from joint ventures, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. In assessing the recoverability of these assets, we must make assumptions regarding the estimated future cash flows and other factors that a market participant would make to determine the fair value of the respective assets. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance and anticipated sales prices. Our estimates of undiscounted cash flows are sensitive to assumed revenue growth rates and may differ from actual cash flows due to factors such as economic conditions, changes to our business model or changes in our operating performance and anticipated sales prices. For long-lived assets other than goodwill, if the sum of the undiscounted estimated cash flows (excluding interest) is less than the current carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. During fiscal 2015, we recorded a before-tax impairment charge of $2.9 million related to a hotel and several former theatre locations. During fiscal 2013, we recorded a before-tax impairment charge of $1.5 million related to two budget-oriented theatres, a closed eight-screen theatre and a closed water park at one of our hotels.

i	In assessing goodwill for impairment, we utilize a two-step approach. In the first step, we compare the fair value of each reporting unit to its carrying value. During the second step, any impairment loss is determined by comparing the implied fair value of goodwill to the recorded amount of goodwill. In assessing the fair value of the reporting unit, we utilize both a market approach and an income approach to determine the fair value of each reporting unit. The market approach quantifies each reporting unit’s fair value based on actual revenue and/or earnings or cash flow multiples realized in similar industry transactions or multiples gathered from other external competitive data. The derived fair value is sensitive to changes in these multiples. The income approach quantifies each reporting unit’s fair value based on discounted estimated future cash flows. We have determined that our reporting units are our operating segments and all of our goodwill relates to our theatre segment. The fair value of our theatre reporting unit exceeded our carrying value for fiscal 2015 and 2014 by a substantial amount.

i	Depreciation expense is based on the estimated useful life of our assets. The life of the assets is based on a number of assumptions, including cost and timing of capital expenditures to maintain and refurbish the asset, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of the assets.

Accounting Changes

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue From Contracts With Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles when it becomes effective. The new standard is effective for the Company in fiscal 2018 and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

In April 2015, the Financial Account Standards Board issued Accounting Standard Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30), which requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, and requires the amortization of the costs be reported as interest expense. The new standard is effective for the Company in Fiscal 2017 and the Company does not expect the adoption of this statement to have an impact on its overall financial position.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of May 28, 2015. The Company’s auditors, Deloitte & Touche LLP, have issued an attestation report on our internal control over financial reporting. That attestation report is set forth in this Item 8.

Gregory S. Marcus President and Chief Executive Officer	Douglas A. Neis Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Marcus Corporation

We have audited the internal control over financial reporting of The Marcus Corporation and subsidiaries (the “Company”) as of May 28, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 28, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended May 28, 2015 of the Company and our report dated August 11, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
August 11, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Marcus Corporation

We have audited the accompanying consolidated balance sheets of The Marcus Corporation and subsidiaries (the “Company”) as of May 28, 2015 and May 29, 2014, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended May 28, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of May 28, 2015 and May 29, 2014, and the results of their operations and their cash flows for each of the three years in the period ended May 28, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 28, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 11, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
August 11, 2015

THE MARCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 28, 2015	May 29, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 1)	$6,723	$6,780
Restricted cash (Note 1)	8,760	8,032
Accounts and notes receivable, net of reserves (Note 4)	16,339	9,472
Refundable income taxes	4,022	2,958
Deferred income taxes (Note 8)	2,997	3,056
Other current assets (Note 1)	6,732	6,367
Total current assets	45,573	36,665

Property and equipment, net (Note 4)	680,117	651,580

OTHER ASSETS:
Investments in joint ventures (Note 10)	5,643	2,025
Goodwill (Note 1)	43,720	43,858
Other (Note 4)	33,989	34,795
Total other assets	83,352	80,678
Total assets	$809,042	$768,923

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,776	$30,954
Taxes other than income taxes	15,099	14,333
Accrued compensation	15,354	12,914
Other accrued liabilities (Note 1)	35,220	31,912
Current portion of capital lease obligation (Note 4)	5,053	4,871
Current maturities of long-term debt (Note 5)	17,742	7,030
Total current liabilities	125,244	102,014

CAPITAL LEASE OBLIGATION (Note 4)	18,317	23,370

Long-term debt (Note 5)	229,669	233,557

Deferred income taxes (Note 8)	47,502	42,561

Deferred compensation and other (Note 7)	42,075	37,442

commitments AND license rights (Note 9)

equity (Note 6):
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	–	–
Common Stock:
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,478,541 shares in 2015 and 22,457,727 shares in 2014	22,479	22,458
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,710,972 shares in 2015 and 8,731,786 shares in 2014	8,711	8,732
Capital in excess of par	55,539	53,844
Retained earnings	307,939	294,334
Accumulated other comprehensive loss	(5,312)	(4,558)
	389,356	374,810
Less cost of Common Stock in treasury (3,636,098 shares in 2015 and
3,890,871 shares in 2014)	(45,577)	(48,599)
Total shareholders’ equity attributable to The Marcus Corporation	343,779	326,211
Noncontrolling interests	2,456	3,768
Total equity	346,235	329,979
Total liabilities and shareholders’ equity	$809,042	$768,923

See accompanying notes.

The Marcus Corporation

Consolidated Statements of EARNINGS

(in thousands, except per share data)

	Year Ended
	May 28,	May 29,	May 30,
	2015	2014	2013
REVENUES:
Theatre admissions	$157,254	$146,039	$134,523
Rooms	109,660	105,483	99,668
Theatre concessions	98,746	84,062	73,189
Food and beverage	67,174	58,826	55,458
Other revenues	55,233	53,529	49,998
Total revenues	488,067	447,939	412,836

COSTS AND EXPENSES:
Theatre operations	134,946	127,531	115,078
Rooms	42,579	40,834	38,260
Theatre concessions	27,032	23,335	19,816
Food and beverage	55,215	46,250	43,062
Advertising and marketing	25,265	25,160	23,571
Administrative	53,247	46,642	45,266
Depreciation and amortization	38,810	33,845	33,827
Rent (Note 9)	8,591	8,522	8,418
Property taxes	15,001	14,637	14,836
Other operating expenses	34,268	32,801	30,986
Impairment charge (Note 2)	2,919	–	1,512
Total costs and expenses	437,873	399,557	374,632

OPERATING INCOME	50,194	48,382	38,204

OTHER INCOME (EXPENSE):
Investment income	252	630	494
Interest expense	(9,477)	(10,060)	(9,309)
Extinguishment of debt	–	–	6,008
Loss on disposition of property, equipment and other assets	(1,463)	(993)	(266)
Equity losses from unconsolidated joint ventures, net (Note 10)	(186)	(250)	(450)
	(10,874)	(10,673)	(3,523)
EARNINGS BEFORE INCOME TAXES	39,320	37,709	34,681
Income taxes (Note 8)	15,678	16,810	11,350
NET EARNINGS	23,642	20,899	23,331
NET EARNINGS (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(353)	(4,102)	5,825
NET EARNINGS ATTRIBUTABLE TO THE MARCUS CORPORATION	$23,995	$25,001	$17,506

NET EARNINGS PER SHARE – BASIC:
Common Stock	$0.90	$0.95	$0.68
Class B Common Stock	0.82	0.86	0.59

NET EARNINGS PER SHARE – DILUTED:
Common Stock	$0.87	$0.92	$0.63
Class B Common Stock	0.81	0.86	0.59

See accompanying notes.

The Marcus Corporation

Consolidated Statements of COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	May 28,	May 29,	May 30,
	2015	2014	2013

NET EARNINGS	$23,642	$20,899	$23,331

OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized gain on available for sale investments, net of tax benefit of $0, $1 and $1, respectively	–	(1)	(2)
Pension gain (loss) arising during period, net of tax effect (benefit) of $(570), $(668) and $49, respectively	(902)	(899)	70
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $127, $114 and $119, respectively	199	154	167
Amortization of loss on swap agreement, net of tax effect of $0, $0 and $41, respectively (Note 5)	–	–	58
Fair market value adjustment of interest rate swap, net of tax benefit of $110, $65 and $4, respectively (Note 5)	(169)	(99)	(7)
Reclassification adjustment on interest rate swap included in interest expense, net of tax effect of $77, $76 and $16, respectively (Note 5)	118	115	25
Other comprehensive income (loss)	(754)	(730)	311
COMPREHENSIVE INCOME	22,888	20,169	23,642
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(353)	(4,102)	5,825
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE MARCUS CORPORATION	$23,241	$24,271	$17,817

See accompanying notes.

The Marcus Corporation

Consolidated Statements of Shareholders’ Equity

(in thousands, except per share data)

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity Attributable to The Marcus Corporation	Non- controlling Interests	Total Equity
BALANCES AT MAY 31, 2012	$23,372	$8,818	$50,836	$296,644	$(4,139)	$(30,742)	$343,789	–	$343,789
Cash dividends:
$1.22 per share Class B Common Stock	–	–	–	(10,688)	–	–	(10,688)	–	(10,688)
$1.34 per share Common Stock	–	–	–	(24,926)	–	–	(24,926)	–	(24,926)
Exercise of stock options	–	–	(417)	–	–	2,599	2,182	–	2,182
Purchase of treasury stock	–	–	–	–	–	(24,638)	(24,638)	–	(24,638)
Savings and profit-sharing contribution	–	–	(4)	–	–	838	834	–	834
Reissuance of treasury stock	–	–	(13)	–	–	520	507	–	507
Issuance of non-vested stock	–	–	(248)	–	–	248	–	–	–
Share-based compensation	–	–	1,772	–	–	–	1,772	–	1,772
Other	–	–	53	–	–	–	53	169	222
Conversions of Class B Common Stock	61	(61)	–	–	–	–	–	–	–
Equity contributions	–	–	–	–	–	–	–	4,000	4,000
Comprehensive income	–	–	–	17,506	311	–	17,817	5,825	23,642
BALANCES AT MAY 30, 2013	22,433	8,757	51,979	278,536	(3,828)	(51,175)	306,702	9,994	316,696
Cash dividends:
$.32 per share Class B Common Stock	–	–	–	(2,782)	–	–	(2,782)	–	(2,782)
$.35 per share Common Stock	–	–	–	(6,421)	–	–	(6,421)	–	(6,421)
Exercise of stock options	–	–	98	–	–	5,507	5,605	–	5,605
Purchase of treasury stock	–	–	–	–	–	(4,180)	(4,180)	–	(4,180)
Savings and profit-sharing contribution	–	–	99	–	–	683	782	–	782
Reissuance of treasury stock	–	–	40	–	–	255	295	–	295
Issuance of non-vested stock	–	–	(311)	–	–	311	–	–	–
Share-based compensation	–	–	1,781	–	–	–	1,781	–	1,781
Other	–	–	158	–	–	–	158	–	158
Conversions of Class B Common Stock	25	(25)	–	–	–	–	–	–	–
Distributions to noncontrolling interest	–	–	–	–	–	–	–	(2,124)	(2,124)
Comprehensive income (loss)	–	–	–	25,001	(730)	–	24,271	(4,102)	20,169
BALANCES AT MAY 29, 2014	22,458	8,732	53,844	294,334	(4,558)	(48,599)	326,211	3,768	329,979
Cash dividends:
$.35 per share Class B Common Stock	–	–	–	(3,092)	–	–	(3,092)	–	(3,092)
$.39 per share Common Stock	–	–	–	(7,298)	–	–	(7,298)	–	(7,298)
Exercise of stock options	–	–	(66)	–	–	3,030	2,964	–	2,964
Purchase of treasury stock	–	–	–	–	–	(1,092)	(1,092)	–	(1,092)
Savings and profit-sharing contribution	–	–	320	–	–	568	888	–	888
Reissuance of treasury stock	–	–	91	–	–	227	318	–	318
Issuance of non-vested stock	–	–	(289)	–	–	289	–	–	–
Share-based compensation	–	–	1,499	–	–	–	1,499	–	1,499
Other	–	–	140	–	–	–	140	–	140
Conversions of Class B Common Stock	21	(21)	–	–	–	–	–	–	–
Distributions to noncontrolling interest	–	–	–	–	–	–	–	(959)	(959)
Comprehensive income	–	–	–	23,995	(754)	–	23,241	(353)	22,888
BALANCES AT MAY 28, 2015	$22,479	$8,711	$55,539	$307,939	$(5,312)	$(45,577)	$343,779	$2,456	$346,235

See accompanying notes.

The Marcus Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	May 28,	May 29,	May 30,
	2015	2014	2013
Operating activities
Net earnings	$23,642	$20,899	$23,331
Adjustments to reconcile net earnings to net cash provided by operating activities:
Extinguishment of debt	–	–	(6,008)
Losses on investments in joint ventures	186	250	450
Distributions from joint ventures	166	120	120
Loss on disposition of property, equipment and other assets	1,463	993	266
Impairment charge	2,919	–	1,512
Amortization of loss on swap agreement	–	–	99
Amortization of favorable lease right	334	334	334
Depreciation and amortization	38,810	33,845	33,827
Stock compensation expense	1,499	1,781	1,772
Deferred income taxes	5,614	(451)	(1,146)
Deferred compensation and other	3,531	850	(44)
Contribution of the Company’s stock to savings and profit-sharing plan	888	782	834
Changes in operating assets and liabilities:
Accounts and notes receivable	(5,627)	(877)	(42)
Other current assets	(845)	836	1,014
Accounts payable	2,355	748	5,733
Income taxes	(925)	(2,544)	2,876
Taxes other than income taxes	766	333	890
Accrued compensation	2,440	1,974	(1,158)
Other accrued liabilities	3,236	6,567	(1,458)
Total adjustments	56,810	45,541	39,871
Net cash provided by operating activities	80,452	66,440	63,202

Investing activities
Capital expenditures	(74,988)	(56,673)	(22,635)
Purchase of hotel	–	–	(856)
Proceeds from disposals of property, equipment and other assets	226	1,926	4,662
Increase in restricted cash	(728)	(137)	(1,513)
Increase in other assets	(786)	(1,227)	(1,674)
Capital contribution in joint venture	(399)	(1,366)	–
Purchase of interest in joint venture	(1,500)	–	(444)
Cash advanced to joint ventures	–	(231)	(101)
Net cash used in investing activities	(78,175)	(57,708)	(22,561)

Financing activities
Debt transactions:
Proceeds from issuance of long-term debt	162,500	145,200	262,600
Principal payments on long-term debt	(155,676)	(147,386)	(240,013)
Debt issuance costs	–	(316)	(1,527)
Equity transactions:
Treasury stock transactions, except for stock options	(773)	(3,886)	(24,131)
Exercise of stock options	2,964	5,605	2,182
Dividends paid	(10,390)	(9,203)	(35,614)
Distributions to noncontrolling interest	(959)	(2,124)	–
Net cash used in financing activities	(2,334)	(12,110)	(36,503)
Net increase (decrease) in cash and cash equivalents	(57)	(3,378)	4,138
Cash and cash equivalents at beginning of year	6,780	10,158	6,020
Cash and cash equivalents at end of year	$6,723	$6,780	$10,158

Supplemental Information:
Change in accounts payable for additions to property and equipment	$3,467	$4,876	$652

See accompanying notes.

The Marcus Corporation

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Description of Business - The Marcus Corporation and its subsidiaries (the Company) operate principally in two business segments:

Theatres: Operates multiscreen motion picture theatres in Wisconsin, Illinois, Ohio, Minnesota, Iowa, North Dakota and Nebraska and a family entertainment center in Wisconsin.

Hotels and Resorts: Owns and operates full service hotels and resorts in Wisconsin, Illinois, Oklahoma, Nebraska and Missouri and manages full service hotels, resorts and other properties in Wisconsin, Minnesota, Texas, Nevada, Georgia, Florida and California.

Principles of Consolidation - The consolidated financial statements include the accounts of The Marcus Corporation and all of its subsidiaries, including two joint ventures in which the Company has an ownership interest greater than 50% and a 50% owned joint venture entity in which the Company has a controlling financial interest. The equity interest of outside owners in consolidated entities is recorded as noncontrolling interests in the consolidated balance sheets, and their share of earnings is recorded as net earnings attributable to noncontrolling interests in the consolidated statements of earnings. Investments in affiliates which are 50% or less owned by the Company for which the Company exercises significant influence but does not have control are accounted for on the equity method. The Company has an investment in an affiliate which is 50% or less owned by the Company which it does not exercise significant influence or have a controlling financial interest that it accounts for using the cost method of accounting. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Years - The Company reports on a 52/53-week year ending the last Thursday of May. Fiscal 2015, fiscal 2014 and fiscal 2013 were all 52-week years.

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Restricted Cash - Restricted cash consists of bank accounts related to capital expenditure reserve funds, sinking funds, operating reserves and replacement reserves. Restricted cash is not considered cash and cash equivalents for purposes of the statement of cash flows.

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

The Marcus Corporation

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At May 28, 2015 and May 29, 2014, the Company’s $70,000 of available for sale securities were valued using Level 1 pricing inputs.

Level 2 - Assets or liabilities for which fair value is based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date. At May 28, 2015 and May 29, 2014, the $28,000 liability and $56,000 asset, respectively, related to the Company’s interest rate hedge contract was valued using Level 2 pricing inputs.

Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At May 28, 2015 and May 29, 2014, none of the Company’s recorded assets or liabilities were valued using Level 3 pricing inputs, except as noted in Note 2.

The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable) approximates fair value. The fair value of the Company’s $101,429,000 of senior notes, valued using Level 2 pricing inputs, is approximately $105,556,000 at May 28, 2015, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The carrying amounts of the Company’s remaining long-term debt approximate their fair values, determined using current rates for similar instruments, or Level 2 pricing inputs.

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

Inventory - Inventories are stated at the lower of cost or market. Cost has been determined using the first-in, first-out method. Inventories of $2,456,000 and $2,319,000 as of May 28, 2015 and May 29, 2014, respectively, were included in other current assets.

Property and Equipment – The Company states property and equipment at cost. Major renewals and improvements are capitalized, while maintenance and repairs that do not improve or extend the lives of the respective assets are expensed currently.

Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the following estimated useful lives or any related lease terms:

Years
Land improvements	15 – 39
Buildings and improvements	25 – 39
Leasehold improvements	3 – 40
Furniture, fixtures and equipment	3 – 20

Depreciation expense totaled $38,368,000, $33,329,000, and $33,469,000 in fiscal 2015, 2014 and 2013, respectively.

Long-Lived Assets - The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. For the purpose of determining fair value, defined as the amount at which an asset or group of assets could be bought or sold in a current transaction between willing parties, the Company utilizes currently available market valuations of similar assets in its respective industries, often expressed as a given multiple of operating cash flow. The Company evaluated the ongoing value of its property and equipment and other long-lived assets during fiscal 2015, 2014 and 2013 and determined that there was no impact on the Company’s results of operations, other than the impairment charges discussed in Note 2.

Acquisition - The Company recognizes identifiable assets acquired, liabilities assumed and noncontrolling interests assumed in an acquisition at their fair values at the acquisition date based upon all information available to it, including third-party appraisals. Acquisition-related costs, such as the due diligence and legal fees, are expensed as incurred. The excess of the acquisition cost over the fair value of the identifiable net assets is reported as goodwill.

The Marcus Corporation

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

Goodwill - The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performed an annual impairment test as of the Company’s year-end date in fiscal 2015, 2014 and 2013 and determined that the fair value of the reporting unit as determined using a market approach and income approach, exceeded its carrying value and therefore, no impairment existed. The Company has determined that its reporting units are its operating segments and all the Company’s goodwill, which represents the excess of the acquisition cost over the fair value of the assets acquired, relates to its theatres segment. Goodwill decreased by $138,000 and $139,000 in fiscal 2015 and 2014, respectively, due entirely to deferred tax adjustments related to an excess of tax basis goodwill over goodwill reported for book purposes. The Company has never recorded an impairment of goodwill.

Capitalization of Interest - The Company capitalizes interest during construction periods by adding such interest to the cost of constructed assets. Interest of approximately $194,000, $256,000 and $75,000 was capitalized in fiscal 2015, 2014 and 2013, respectively.

Debt Issuance Costs - The Company’s debt issuance costs are included in other assets (long-term) and are deferred and amortized over the terms of the related debt agreements. Amortization expense of $419,000, $491,000 and $348,000 was recorded in fiscal 2015, 2014 and 2013, respectively.

Investments - Available for sale securities are stated at fair value, with unrealized gains and losses reported as a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method. Realized gains and losses and declines in value judged to be other-than-temporary are included in investment income. The Company evaluates securities for other-than-temporary impairment on a periodic basis and principally considers the type of security, the severity of the decline in fair value, and the duration of the decline in fair value in determining whether a security’s decline in fair value is other-than-temporary. The Company had no investment losses during fiscal 2015, 2014 or 2013.

Revenue Recognition - The Company recognizes revenue from its rooms as earned on the close of business each day. Revenues from theatre admissions, concessions and food and beverage sales are recognized at the time of sale. Revenues from advanced ticket and gift certificate sales are recorded as deferred revenue and are recognized when tickets or gift certificates are redeemed. The Company had deferred revenue of $18,502,000 and $16,028,000, which is included in other accrued liabilities as of May 28, 2015 and May 29, 2014, respectively. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. Gift card breakage income is recorded in other revenues in the consolidated statements of earnings.

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

Insurance Reserves - The Company uses a combination of insurance and self insurance mechanisms, including participation in a captive insurance entity, to provide for the potential liabilities for certain risks, including workers’ compensation, healthcare benefits, general liability, property insurance and director and officers’ liability insurance. Liabilities associated with the risks that are retained by the company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors and severity factors.

The Marcus Corporation

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

Income Taxes - The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in the future tax returns for which the Company has already properly recorded the tax benefit in the income statement. The Company regularly assesses the probability that the deferred tax asset balance will be recovered against future taxable income, taking into account such factors as earnings history, carryback and carryforward periods, and tax strategies. When the indications are that recovery is not probable, a valuation allowance is established against the deferred tax asset, increasing income tax expense in the year that conclusion is made.

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

The Marcus Corporation

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Year Ended
	May 28, 2015	May 29, 2014	May 30, 2013
	(in thousands, except per share data)
Numerator:
Net earnings attributable to The Marcus Corporation	$23,995	$25,001	$17,506

Denominator:
Denominator for basic EPS	27,421	27,076	27,846
Effect of dilutive employee stock options	266	74	19
Denominator for diluted EPS	27,687	27,150	27,865

Net earnings per share – Basic:
Common Stock	$0.90	$0.95	$0.68
Class B Common Stock	$0.82	$0.86	$0.59
Net earnings per share– Diluted:
Common Stock	$0.87	$0.92	$0.63
Class B Common Stock	$0.81	$0.86	$0.59

Options to purchase 434,000 shares, 469,000 shares and 1,402,000 shares of common stock at prices ranging from $18.34 to $23.37, $14.40 to $23.37 and $12.73 to $23.37 per share were outstanding at May 28, 2015, May 29, 2014 and May 30, 2013, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	May 28, 2015	May 29, 2014
	(in thousands)
Unrealized loss on available for sale investments	$(11)	$(11)
Unrecognized gain (loss) on interest rate swap agreement	(17)	34
Net unrecognized actuarial loss for pension obligation	(5,284)	(4,581)
	$(5,312)	$(4,558)

Concentration of Risk - As of May 28, 2015, 8% of the Company’s employees were covered by a collective bargaining agreement, of which 75% are covered by an agreement that will expire in one year. As of May 29, 2014, 9% of the Company’s employees were covered by a collective bargaining agreement, of which 0% were covered by an agreement that expired within one year.

New Accounting Pronouncement - In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue From Contracts With Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles when it becomes effective. The new standard is effective for the Company in fiscal 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is evaluating the effect that the guidance will have on its consolidated financial statements and related disclosures.

In April 2015, the Financial Account Standards Board issued Accounting Standard Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30), which requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, and requires the amortization of the costs be reported as interest expense. The new standard is effective for the Company in Fiscal 2017 and the Company does not expect the adoption of this statement to have an impact on its overall financial position.

The Marcus Corporation

Notes to Consolidated Financial Statements

2. Impairment Charge

In fiscal 2015, the Company determined that indicators of impairment were evident at a specific hotel location and that the sum of the estimated undiscounted future cash flows attributable to this asset was less than its carrying amount. As such, the Company evaluated the ongoing value of this asset and determined that the fair value, measured using Level 3 pricing inputs (estimated cash flows including estimated sale proceeds), was less than its carrying value and recorded a $2,600,000 impairment loss. The Company also determined during fiscal 2015 that indicators of impairment were evident at four theatre locations that are closed or expected to close in the future. The Company determined that the fair value of these assets, measured using Level 3 pricing inputs (estimated sales proceeds based on comparable sales), was less than their carrying values and recorded a $319,000 pre-tax impairment loss. The fair value of the impaired assets was $7,737,000 as of May 28, 2015.

In fiscal 2013, The Company determined that indicators of impairment were evident at a closed theatre and two budget-oriented theatres that are expected to close. As such, the Company evaluated the ongoing value of these theatres and determined the the fair value, measured using Level 3 pricing inputs (estimated sales proceeds based on comparable sales), was less than their carrying values and recorded a $1,262,000 pre-tax impairment loss. The Company also recorded a $250,000 pre-tax impairment loss in fiscal 2013 related to a closed water park at one of the hotels. The fair value of these impaired assets as of May 30, 2013 was approximately $2,275,000.

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

4. Additional Balance Sheet Information

The composition of accounts and notes receivable is as follows:

	May 28, 2015	May 29, 2014
	(in thousands)
Trade receivables, net of allowances of $245 and $1,423, respectively	$6,363	$5,023
Other receivables	9,976	4,449
	$16,339	$9,472

The Marcus Corporation

Notes to Consolidated Financial Statements

4. Additional Balance Sheet Information (continued)

The composition of property and equipment, which is stated at cost, is as follows:

	May 28, 2015	May 29, 2014
	(in thousands)
Land and improvements	$98,980	$97,611
Buildings and improvements	633,946	613,873
Leasehold improvements	78,624	62,379
Furniture, fixtures and equipment	279,383	270,993
Construction in progress	8,392	5,843
	1,099,325	1,050,699
Less accumulated depreciation and amortization	419,208	399,119
	$680,117	$651,580

The composition of other assets is as follows:

	May 28, 2015	May 29, 2014
	(in thousands)
Favorable lease right	$10,014	$10,348
Split dollar life insurance policies	13,584	12,944
Other assets	10,391	11,503
	$33,989	$34,795

The accompanying May 29, 2014 balance sheet has been revised to include the condominium units in property and equipment. The condominium units were previously recorded as other assets.

The Company’s $13,353,000 favorable lease right is being amortized over the expected term of the underlying lease of 40 years and is expected to result in amortization of $334,000 in each of the five succeeding fiscal years. Accumulated amortization of the favorable lease right was $3,339,000 and $3,005,000 as of May 28, 2015 and May 29, 2014, respectively.

Capital Lease Obligation - During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp. (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of May 28, 2015, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in furniture, fixtures and equipment is $45,510,000 related to the digital systems as of May 28, 2015 and May 29, 2014, which is being amortized over the remaining estimated useful life of the assets. Accumulated amortization of the digital systems was $18,435,000 and $12,259,000 as of May 28, 2015 and May 29, 2014, respectively.

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

The Marcus Corporation

Notes to Consolidated Financial Statements

4. Additional Balance Sheet Information (continued)

The Company’s capital lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company's expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $5,053,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

5. Long-Term Debt

Long-term debt is summarized as follows:

	May 28, 2015	May 29, 2014
	(in thousands, except payment data)
Mortgage notes	$51,986	$52,696
Senior notes	101,429	103,571
Unsecured term note due February 2025, with monthly principal and interest payments of $39,110, bearing interest at 5.75%	3,496	3,757
Revolving credit agreement	48,000	34,000
Unsecured term loan	42,500	46,563
	247,411	240,587
Less current maturities	17,742	7,030
	$229,669	$233,557

The mortgage notes, both fixed rate and adjustable, bear interest from 3.0% to 5.9%, have a weighted-average rate of 4.52% at May 28, 2015, and mature in fiscal years 2016 through 2043. The mortgage notes are secured by the related land, buildings and equipment. A note maturing in fiscal 2016 with a balance of $16,904,000 as of May 28, 2015, is classified as long-term debt due to an existing agreement to extend the maturity date to fiscal 2018. On the last day of fiscal 2014, the Company paid off a $20,830,000 fixed rate mortgage note with borrowings from its credit facility.

The $101,429,000 of senior notes maturing in 2018 through 2025 require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.02% to 6.55%, with a weighted-average fixed rate of 5.26% and 5.27% at May 28, 2015 and May 29, 2014, respectively.

The Company has the ability to issue commercial paper through an agreement with a bank, up to a maximum of $35,000,000. The agreement requires the Company to maintain unused bank lines of credit at least equal to the principal amount of outstanding commercial paper. There were no borrowings on commercial paper as of May 28, 2015 and May 29, 2014.

At May 28, 2015, the Company had a revolving credit facility totaling $175,000,000 in place under an existing credit agreement that matures in January 2018. There were borrowings of $48,000,000 outstanding on the revolving credit facility at May 28, 2015, bearing interest at LIBOR plus a margin which adjusts based on the Company’s borrowing levels, effectively 1.363% at May 28, 2015 and May 29, 2014. The Company also has a term loan under the credit agreement with a balance of $42,500,000 at May 28, 2015, that requires quarterly principal payments in varying installments, bears interest at LIBOR plus a margin, which also adjusts based on the Company’s borrowing levels, and was 1.563% at May 28, 2015 and May 29, 2014. The revolving credit facility requires an annual facility fee of 0.20% on the total commitment. Based on borrowings outstanding, availability under the line at May 28, 2015 totaled $127,000,000.

The Marcus Corporation

Notes to Consolidated Financial Statements

5. Long-Term Debt (continued)

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

The Company’s loan agreements include, among other covenants, maintenance of certain financial ratios, including a debt-to-capitalization ratio and a fixed charge coverage ratio. The Company is in compliance with all financial debt covenants at May 28, 2015.

Scheduled annual principal payments on long-term debt for the years subsequent to May 28, 2015, are:

Fiscal Year	(in thousands)
2016	$17,742
2017	43,153
2018	106,302
2019	9,560
2020	9,587
Thereafter	61,067
$247,411

Interest paid, net of amounts capitalized, in fiscal 2015, 2014 and 2013 totaled $9,353,000, $9,370,000 and $9,093,000, respectively.

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into an interest rate swap agreement on February 28, 2013 covering $25,000,000 of floating rate debt, which expires January 22, 2018, and requires the Company to pay interest at a defined rate of 0.96% while receiving interest at a defined variable rate of one-month LIBOR (0.19% at May 28, 2015). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of May 28, 2015 and May 29, 2014, the interest rate swap was considered effective and had no effect on earnings. The fair value of the interest rate swap on May 28, 2015 was a liability of $28,000 and was included in deferred compensation and other. The fair value of the interest rate swap on May 29, 2014 was an asset of $56,000 and was included in other (long-term assets). The notional amount of the interest rate swap was $25,000,000. The Company does not expect the interest rate swap to have any material effect on earnings within the next 12 months.

The Marcus Corporation

Notes to Consolidated Financial Statements

5. Long-Term Debt (continued)

On February 29, 2008, the Company also entered into an interest rate swap agreement covering $25,000,000 of floating rate debt, which required the Company to pay interest at a defined rate of 3.49% while receiving interest at a defined variable rate of three-month LIBOR. The interest rate swap agreement was considered effective and qualified as a cash flow hedge. On March 19, 2008, the Company terminated the swap, at which time cash flow hedge accounting ceased. The fair value of the swap on the date of termination was a liability of $567,000 ($338,000 net of tax). In fiscal 2013, the Company reclassified $99,000 ($58,000 net of tax) from accumulated other comprehensive loss to interest expense. The liability was fully amortized as of May 30, 2013.

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

Through May 28, 2015, the Company’s Board of Directors has approved the repurchase of up to 11,687,500 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options and for savings and profit-sharing plan contributions. The Company purchased 54,742, 314,312 and 2,158,207 shares pursuant to these authorizations during fiscal 2015, 2014 and 2013, respectively. At May 28, 2015, there were 3,235,816 shares available for repurchase under these authorizations.

The Company’s Board of Directors has authorized the issuance of up to 750,000 shares of Common Stock for The Marcus Corporation Dividend Reinvestment and Associate Stock Purchase Plan. At May 28, 2015, there were 460,077 shares available under this authorization.

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

Awarded shares of non-vested stock cumulatively vest either 25% after three years of the grant date, 50% after five years of the grant date, 75% after ten years of the grant date and 100% upon retirement, or 50% after three years of the grant date and 100% after five years of the grant date, depending on the date of grant. The non-vested stock may not be sold, transferred, pledged or assigned, except as provided by the vesting schedule included in the Company’s equity incentive plan. During the period of restriction, the holder of the non-vested stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock. Non-vested stock awards and shares issued upon option exercises are issued from previously acquired. treasury shares. At May 28, 2015, there were 1,440,775 shares available for grants of additional stock options, non-vested stock and other types of equity awards under the current plan.

The Marcus Corporation

Notes to Consolidated Financial Statements

6. Shareholders’ Equity and Stock-Based Compensation (continued)

Stock-based compensation, including stock options and non-vested stock awards, is expensed over the vesting period of the awards based on the grant date fair value.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions used for awards granted during fiscal 2015, 2014 and 2013:

	Year Ended May 28, 2015	Year Ended May 29, 2014	Year Ended May 30, 2013

Risk-free interest rate	1.31– 2.32%	1.04 – 2.38%	0.48 – 1.33%
Dividend yield	2.5%	2.7%	2.8%
Volatility	37 – 49%	41 – 49%	49 – 62%
Expected life	4 – 9 years	4 – 9 years	4 – 9 years

Total pre-tax stock-based compensation expense was $1,499,000, $1,781,000 and $1,772,000 in fiscal 2015, 2014 and 2013, respectively. The recognized tax benefit on stock-based compensation was $689,000, $752,000 and $491,000 in fiscal 2015, 2014 and 2013, respectively.

The Marcus Corporation

Notes to Consolidated Financial Statements

6. Shareholders’ Equity and Stock-Based Compensation (continued)

A summary of the Company’s stock option activity and related information follows:

	May 28, 2015		May 29, 2014		May 30, 2013
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
	(options in thousands)
Outstanding at beginning of year	1,566	$14.06	1,949	$14.03	2,006	$13.91
Granted	276	18.35	291	13.16	306	13.12
Exercised	(215)	13.81	(437)	12.81	(202)	10.82
Forfeited	(101)	15.87	(237)	14.16	(161)	14.48
Outstanding at end of year	1,526	14.75	1,566	14.06	1,949	14.03
Exercisable at end of year	840	$14.90	909	$15.29	1,113	$15.47
Weighted-average fair value of options granted during year		$5.98		$4.52		$5.20

Exercise prices for options outstanding as of May 28, 2015, ranged from $8.52 to $23.37. The weighted-average remaining contractual life of those options is 5.8 years. The weighted-average remaining contractual life of options currently exercisable is 4.0 years. There were 1,464,000 options outstanding, vested and expected to vest as of May 28, 2015 with a weighted-average exercise price of $14.71 and an intrinsic value of $7,328,000. Additional information related to these options segregated by exercise price range is as follows:

	Exercise Price Range
	$8.52 to $12.71	$12.72 to $17.73	$17.74 to $23.37
	(options in thousands)

Options outstanding	330	750	446
Weighted-average exercise price of options outstanding	$10.87	$13.86	$19.13
Weighted-average remaining contractual life of options outstanding	5.6	5.8	6.0
Options exercisable	219	422	199
Weighted-average exercise price of options exercisable	$11.03	$14.45	$20.12

The intrinsic value of options outstanding at May 28, 2015 was $7,568,000 and the intrinsic value of options exercisable at May 28, 2015 was $4,078,000. The intrinsic value of options exercised was $1,181,000, $1,211,000 and $510,000 during fiscal 2015, 2014 and 2013, respectively. As of May 28, 2015, total remaining unearned compensation cost related to stock options was $2,537,000, which will be amortized to expense over the remaining weighted-average life of 3.3 years.

The Marcus Corporation

Notes to Consolidated Financial Statements

6. Shareholders’ Equity and Stock-Based Compensation (continued)

A summary of the Company’s non-vested stock activity and related information follows:

	May 28, 2015		May 29, 2014		May 30, 2013
	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value
	(shares in thousands)
Outstanding at beginning of year	98	$13.61	97	$12.92	86	$12.37
Granted	30	19.38	37	14.14	28	13.65
Vested	(14)	11.72	(25)	12.01	(17)	11.36
Forfeited	–	–	(11)	12.93	–	–
Outstanding at end of year	114	$15.39	98	$13.61	97	$12.92

The Company expenses awards of non-vested stock based on the fair value of the Company’s common stock at the date of grant. As of May 28, 2015, total remaining unearned compensation related to non-vested stock was $1,121,000, which will be amortized over the weighted-average remaining service period of 4.1 years.

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

7. Employee Benefit Plans

The Company has a qualified profit-sharing savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides for a contribution of a minimum of 1% of defined compensation for all plan participants and matching of 25% of employee contributions up to 6% of defined compensation. In addition, the Company may make additional discretionary contributions. During fiscal 2015, 2014 and 2013, the 1% and the discretionary contributions were made with the Company’s common stock. The Company also sponsors unfunded, nonqualified, defined-benefit and deferred compensation plans. The Company’s unfunded, nonqualified defined-benefit plan was amended effective January 1, 2009 to include two components. The first component applies to certain participants and continues to provide the same nonqualified pension benefits as were provided prior to the amendment. The second component applies to all other participants and provides an account-based supplemental retirement benefit. Pension and profit-sharing expense for all plans was $3,581,000, $3,360,000 and $3,369,000 for fiscal 2015, 2014 and 2013, respectively.

The Company recognizes actuarial losses and prior service costs related to its defined benefit plan in the consolidated balance sheets and recognizes changes in these amounts in the year in which changes occur through comprehensive income.

The Marcus Corporation

Notes to Consolidated Financial Statements

7. Employee Benefit Plans (continued)

The status of the Company’s unfunded nonqualified, defined-benefit and account-based retirement plan based on the respective May 28, 2015 and May 29, 2014 measurement dates is as follows:

	May 28, 2015	May 29, 2014
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$28,776	$26,439
Service cost	697	702
Interest cost	1,243	1,173
Actuarial loss	1,472	1,567
Benefits paid	(1,151)	(1,105)
Benefit obligation at end of year	$31,037	$28,776

Amounts recognized in the statement of financial position consist of:
Current accrued benefit liability (included in Other accrued liabilities)	$(1,196)	$(1,124)
Noncurrent accrued benefit liability (included in Deferred compensation and other)	(29,841)	(27,652)
Total	(31,037)	(28,776)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	9,562	$8,494
Prior service credit	(756)	(834)
Total	$8,806	$7,660

	Year Ended
	May 28, 2015	May 29, 2014	May 30, 2013
	(in thousands)
Net periodic pension cost:
Service cost	$697	$702	$712
Interest cost	1,243	1,173	1,099
Net amortization of prior service cost and actuarial loss	326	268	286
	$2,266	$2,143	$2,097

The $5,284,000 loss, net of tax, included in accumulated other comprehensive loss at May 28, 2015, consists of the $5,737,000 net actuarial loss, net of tax, and the $453,000 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost. The $4,581,000 loss, net of tax, included in accumulated other comprehensive loss at May 29, 2014, consists of the $5,079,000 net actuarial loss, net of tax, and the $498,000 unrecognized prior service credit, net of tax.

The accumulated benefit obligation was $26,190,000 and $23,658,000 as of May 28, 2015 and May 29, 2014, respectively.

The Marcus Corporation

Notes to Consolidated Financial Statements

7. Employee Benefit Plans (continued)

The pre-tax change in the benefit obligation recognized in other comprehensive loss during fiscal 2015 consisted of the current year net actuarial loss of $1,472,000, the amortization of the net actuarial loss of $404,000 and the amortization of the prior service credit of $78,000. The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2016 is $362,000, of which $440,000 relates to the actuarial loss and $78,000 relates to the prior service credit.

The benefit obligations were determined using an assumed weighted-average discount rate of 4.20% in fiscal 2015 and 4.30% in fiscal 2014, and an annual salary rate increase of 4.0% in fiscal 2015 and 2014.

The net periodic benefit cost was determined using an assumed discount rate of 4.30% in fiscal 2015, 4.40% in fiscal 2014, and 4.25% in fiscal 2013, and an annual salary rate increase of 4.0% in fiscal 2015, 2014 and 2013.

Benefit payments and contributions expected to be paid subsequent to May 28, 2015, are:

Fiscal Year	(in thousands)
2016	$1,196
2017	1,232
2018	1,226
2019	1,236
2020	1,305
Years 2021 – 2025	9,281

8. Income Taxes

The components of the net deferred tax liability are as follows:

	May 28, 2015	May 29, 2014
	(in thousands)
Current deferred income tax assets:
Accrued employee benefits	$948	$832
Other	2,049	2,224
Net current deferred tax assets	$2,997	$3,056

Noncurrent deferred income tax (liabilities) assets:
Depreciation and amortization	$(64,460)	$(58,035)
Accrued employee benefits	15,612	14,206
Other	1,346	1,268
Net noncurrent deferred tax liabilities	$(47,502)	$(42,561)

The Marcus Corporation

Notes to Consolidated Financial Statements

8. Income Taxes (continued)

Income tax expense consists of the following:

	Year Ended
	May 28, 2015	May 29, 2014	May 30, 2013
	(in thousands)
Current:
Federal	$8,065	$14,788	$10,048
State	2,120	2,654	2,448
Deferred:
Federal	4,328	(861)	(964)
State	1,165	229	(182)
	$15,678	$16,810	$11,350

The Company’s effective income tax rate, adjusted for earnings from noncontrolling interests, for fiscal 2015, 2014 and 2013 was 39.5%, 40.2% and 39.3%, respectively. The Company has not included the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in its income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners.

A reconciliation of the statutory federal tax rate to the effective tax rate on earnings attributable to The Marcus Corporation follows:

	Year Ended
	May 28, 2015	May 29, 2014	May 30, 2013
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	5.3	4.5	5.3
Tax credits, net of federal income tax benefit	(1.1)	(0.2)	(0.5)
Unrecognized tax benefits and related interest	–	–	(0.6)
Other	0.3	0.9	0.1
	39.5%	40.2%	39.3%

Net income taxes paid in fiscal 2015, 2014 and 2013 totaled $10,918,000, $19,437,000 and $10,902,000, respectively.

The Marcus Corporation

Notes to Consolidated Financial Statements

8. Income Taxes (continued)

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefit are as follows:

	Year Ended
	May 28, 2015	May 29, 2014	May 30, 2013
	(in thousands)
Balance at beginning of year	$102	$102	$1,614
Increases due to:
Tax positions taken in prior years	543	-	102
Tax positions taken in current year	-	-	-
Decreases due to:
Tax positions taken in prior years	-	-	-
Settlements with taxing authorities	(214)	-	(1,535)
Lapse of applicable statute of limitations	-	-	(79)
Balance at end of year	$431	$102	$102

The Company’s total unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate were $67,000, $67,000 and $67,000 as of May 28, 2015, May 29, 2014 and May 30, 2013, respectively. At May 28, 2015, the Company had accrued interest of $85,000 and no accrued penalties, compared to accrued interest of $41,000 and no accrued penalties at May 29, 2014. The Company classifies interest and penalties relating to income taxes as income tax expense. For the year ended May 28, 2015, $89,000 of interest and no accrued penalties were recognized in the statement of earnings, compared to $(1,000) of interest and no accrued penalties for the year ended May 29, 2014 and $(191,000) of interest and no accrued penalties for the year ended May 30, 2013.

During the current fiscal year the Company settled an examination by the Internal Revenue Service of its income tax return for the year ended May 31, 2012. As a result, the Company's federal income tax returns are no longer subject to audit prior to fiscal year 2013. With certain exceptions, the Company's state income tax returns are no longer subject to examination for the fiscal years 2010 and prior. At this time, the Company does not expect the results from any income tax audit or appeal to have a significant impact on the Company's financial statements.

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

	Year Ended
	May 28, 2015	May 29, 2014	May 30, 2013
	(in thousands)
Fixed minimum rentals	$8,064	$7,995	$8,024
Amortization of favorable lease right	334	334	334
Percentage rentals	193	193	60
	$8,591	$8,522	$8,418

Aggregate minimum rental commitments under long-term operating leases, assuming the exercise of certain lease options, are as follows at May 28, 2015:

Fiscal Year	(in thousands)
2016	$7,639
2017	7,569
2018	7,732
2019	7,827
2020	7,982
Thereafter	82,072
$120,821

Commitments – The Company has commitments for the completion of construction at various properties totaling approximately $10,569,000 at May 28, 2015.

License Rights – The Company has license rights to operate three hotels using the Hilton trademark, one hotel using the InterContinental trademark and two hotels using the Marriott trademark. Under the terms of the licenses, the Company is obligated to pay fees based on defined gross sales.

The Marcus Corporation

Notes to Consolidated Financial Statements

10. Joint Venture Transactions

At May 28, 2015 and May 29, 2014, the Company held investments with aggregate carrying values of $5,643,000 and $2,025,000, respectively, in several joint ventures, three of which are accounted for under the equity method, and one of which is accounted for under the cost method.

11. Business Segment Information

The Company evaluates performance and allocates resources based on the operating income (loss) of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Following is a summary of business segment information for fiscal 2013 through 2015:

	Theatres	Hotels/ Resorts	Corporate Items	Total
	(in thousands)
Fiscal 2015
Revenues	$269,155	$218,332	$580	$488,067
Operating income (loss)	53,467	10,086	(13,359)	50,194
Depreciation and amortization	20,141	18,175	494	38,810
Assets	424,740	334,442	49,860	809,042
Capital expenditures and acquisitions	49,789	23,610	1,589	74,988

Fiscal 2014
Revenues	$243,162	$204,138	$639	$447,939
Operating income (loss)	46,461	15,840	(13,919)	48,382
Depreciation and amortization	16,747	16,562	536	33,845
Assets	401,624	324,291	43,008	768,923
Capital expenditures and acquisitions	37,964	18,516	193	56,673

Fiscal 2013
Revenues	$219,533	$192,676	$627	$412,836
Operating income (loss)	40,907	10,662	(13,365)	38,204
Depreciation and amortization	16,753	16,520	554	33,827
Assets	383,328	325,428	37,940	746,696
Capital expenditures and acquisitions	13,295	10,008	188	23,491

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

The Marcus Corporation

Notes to Consolidated Financial Statements

12. Unaudited Quarterly Financial Information (in thousands, except per share data)

	13 Weeks Ended
Fiscal 2015	August 28, 2014	November 27, 2014	February 26, 2015	May 28, 2015(1)
Revenues	$131,769	$116,061	$120,153	$120,084
Operating income (loss)	22,689	11,620	7,305	8,580
Net earnings attributable to The Marcus Corporation	12,432	5,223	3,091	3,249
Net earnings per common share – diluted	$0.45	$0.19	$0.11	$0.12

	13 Weeks Ended
Fiscal 2014	August 29, 2013	November 28, 2013	February 27, 2014	May 29, 2014
Revenues	$129,032	$100,588	$109,845	$108,474
Operating income	24,347	8,810	5,661	9,564
Net earnings attributable to The Marcus Corporation	13,431	3,245	4,071	4,254
Net earnings per common share – diluted	$0.50	$0.12	$0.15	$0.16

(1)	The Company recorded a $2,600 pre-tax impairment charge during the fourth quarter of fiscal 2015 related to an existing hotel (approximately $1,562 after-tax, or $0.06 per diluted common share).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act during the fourth quarter of our fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to the relevant information set forth under the captions “Election of Directors,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2015 Annual Meeting of Shareholders scheduled to be held on October 13, 2015 (our “Proxy Statement”). Information regarding our executive officers may be found in Part I of this Form 10-K under the caption “Executive Officers of the Company.” Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under current equity compensation plan (excluding securities reflected in the first column)

1,526,000	$14.75	1,441,000

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

THE MARCUS CORPORATION

Date: August 11, 2015	By:	/s/ Gregory S. Marcus
Gregory S. Marcus,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of us and in the capacities as of the date indicated above.

By:	/s/ Gregory S. Marcus	By:	/s/ Daniel F. McKeithan, Jr.
	Gregory S. Marcus, President and Chief Executive Officer (Principal Executive Officer) and Director		Daniel F. McKeithan, Jr., Director

By:	/s/ Douglas A. Neis	By:	/s/ Diane Marcus Gershowitz
	Douglas A. Neis, Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)		Diane Marcus Gershowitz, Director

By:	/s/ Stephen H. Marcus	By:	/s/ Timothy E. Hoeksema
	Stephen H. Marcus, Chairman and Director		Timothy E. Hoeksema, Director

By:	/s/ Philip L. Milstein	By:	/s/ Allan H. Selig
	Philip L. Milstein, Director		Allan H. Selig, Director

By:	/s/ Bronson J. Haase	By:	/s/ James D. Ericson
	Bronson J. Haase, Director		James D. Ericson, Director

By:	/s/ Bruce J. Olson	By:	/s/ Brian J. Stark
	Bruce J. Olson, Director		Brian J. Stark, Director

By:	/s/ Katherine M. Gehl
Katherine M. Gehl, Director

S-1

EXHIBIT INDEX

3.1	Restated Articles of Incorporation. [Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended November 13, 1997.]

3.2	Bylaws, as amended. [Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended November 27, 2008.]

4.1	The Marcus Corporation Note Purchase Agreement dated April 17, 2008. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated April 17, 2008.]

4.2	Credit Agreement, dated January 22, 2013, among the Company, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated January 22, 2013.]

4.3	The Marcus Corporation Note Purchase Agreement, dated June 27, 2013. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 27, 2013.]

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

10.1*	The Marcus Corporation Non-Employee Director Compensation Plan.

10.2*	The Marcus Corporation Variable Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 7, 2009.]

10.3*	The Marcus Corporation Deferred Compensation Plan. [Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended May 25, 2006.]

10.4*	The Marcus Corporation Retirement Income and Supplemental Retirement Plan, as amended and restated. [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2013.]

10.5	Administrative Services Agreement between Marcus Investments, LLC and The Marcus Corporation, as amended. [Incorporated by reference to Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.]

10.6*	The Marcus Corporation 1995 Equity Incentive Plan, as amended and restated. [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 4, 2006.]

10.7*	Form of The Marcus Corporation 1995 Equity Incentive Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2005.]

10.8*	The Marcus Corporation 2004 Equity and Incentive Awards Plan. [Incorporated by reference to Attachment A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on September 2, 2011.]

E-1

10.9*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 15, 2006.]

10.10*	Form of Cover Letter to The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated August 15, 2006.]

10.11*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award (Employees). [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 8, 2008.]

10.12*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award (Non-Employee Directors). [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 8, 2008.]

10.13*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award Agreement for awards granted after October 11, 2011 (Employees). [Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 dated October 28, 2011.]

10.14*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after October 11, 2011 (Employees). [Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.]

10.15*

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

10.17*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award for awards granted after October 11, 2011 (Non-Employee Directors). [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2012.]

10.18*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after October 11, 2011 (Non-Employee Directors). [Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2012.]

10.19*	The Marcus Corporation Long-Term Incentive Plan Terms. [Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended May 28, 2009.]

21	The Marcus Corporation subsidiaries as of May 28, 2015.

23	Consent of Deloitte & Touche LLP.

E-2

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350.

99	Proxy Statement for the 2015 Annual Meeting of Shareholders. (The Proxy Statement for the 2015 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of our fiscal year.)

101	The following materials from The Marcus Corporation’s Annual Report on Form 10-K for the fiscal year ended May 28, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

__________

* This exhibit is a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

E-3