Form 10-Q
period 2015-08-27
MARCUS CORP
filed 2015-10-06
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2015

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

COMMON STOCK OUTSTANDING AT SEPTEMBER 30, 2015 – 18,900,813

CLASS B COMMON STOCK OUTSTANDING AT SEPTEMBER 30, 2015 – 8,710,972

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	August 27, 2015	May 28, 2015

ASSETS
Current assets:
Cash and cash equivalents	$5,721	$6,723
Restricted cash	9,014	8,760
Accounts and notes receivable, net of reserves of $245 and $245, respectively	19,829	16,339
Refundable income taxes	─	4,022
Deferred income taxes	3,093	2,997
Assets held for sale	17,395	–
Other current assets	6,670	6,732
Total current assets	61,722	45,573

Property and equipment:
Land and improvements	99,882	98,980
Buildings and improvements	609,828	633,946
Leasehold improvements	78,275	78,624
Furniture, fixtures and equipment	281,112	279,383
Construction in progress	4,140	8,392
Total property and equipment	1,073,237	1,099,325
Less accumulated depreciation and amortization	415,898	419,208
Net property and equipment	657,339	680,117

Other assets:
Investments in joint ventures	7,225	5,643
Goodwill	44,266	43,720
Other	34,422	33,989
Total other assets	85,913	83,352

TOTAL ASSETS	$804,974	$809,042

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	August 27, 2015	May 28, 2015

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,472	$36,776
Income taxes	4,474	─
Taxes other than income taxes	14,537	15,099
Accrued compensation	9,919	15,354
Other accrued liabilities	32,880	35,220
Current portion of capital lease obligation	5,081	5,053
Current maturities of long-term debt	18,093	17,742
Total current liabilities	109,456	125,244

Capital lease obligation	17,044	18,317

Long-term debt	229,303	229,669

Deferred income taxes	48,155	47,502

Deferred compensation and other	42,839	42,075

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	─	─
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,478,541 shares at August 27, 2015 and May 28, 2015	22,479	22,479
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,710,972 shares at August 27, 2015 and May 28, 2015	8,711	8,711
Capital in excess of par	55,907	55,539
Retained earnings	319,777	307,939
Accumulated other comprehensive loss	(5,349)	(5,312)
	401,525	389,356
Less cost of Common Stock in treasury (3,587,324 shares at August 27, 2015 and 3,636,098 shares at May 28, 2015)	(45,227)	(45,577)
Total shareholders' equity attributable to The Marcus Corporation	356,298	343,779
Noncontrolling interest	1,879	2,456
Total equity	358,177	346,235

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$804,974	$809,042

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings

(in thousands, except per share data)	13 Weeks Ended
	August 27, 2015	August 28, 2014
Revenues:
Theatre admissions	$48,222	$41,345
Rooms	34,186	34,681
Theatre concessions	31,780	24,922
Food and beverage	18,809	16,155
Other revenues	16,193	14,666
Total revenues	149,190	131,769

Costs and expenses:
Theatre operations	41,679	34,863
Rooms	11,187	11,402
Theatre concessions	9,038	6,721
Food and beverage	14,762	12,063
Advertising and marketing	6,489	7,388
Administrative	14,566	12,392
Depreciation and amortization	10,426	9,078
Rent	2,193	2,154
Property taxes	3,821	3,906
Other operating expenses	9,173	9,113
Total costs and expenses	123,334	109,080

Operating income	25,856	22,689

Other income (expense):
Investment income	5	25
Interest expense	(2,401)	(2,404)
Gain (loss) on disposition of property, equipment and other assets	195	(6)
Equity losses from unconsolidated joint ventures, net	(19)	(41)
	(2,220)	(2,426)

Earnings before income taxes	23,636	20,263
Income taxes	9,183	7,987
Net earnings	14,453	12,276
Net loss attributable to noncontrolling interests	(198)	(156)
Net earnings attributable to The Marcus Corporation	$14,651	$12,432

Net earnings per share – basic:
Common Stock	$0.55	$0.47
Class B Common Stock	$0.50	$0.43

Net earnings per share – diluted:
Common Stock	$0.53	$0.45
Class B Common Stock	$0.49	$0.42

Dividends per share:
Common Stock	$0.105	$0.095
Class B Common Stock	$0.095	$0.086

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)	13 Weeks Ended
	August 27, 2015	August 28, 2014

Net earnings	$14,453	$12,276

Other comprehensive income (loss), net of tax:
Fair market value adjustment of interest rate swap, net of tax (benefit) effect of $(45) and $25, respectively	(66)	40
Reclassification adjustment on interest rate swap included in interest expense, net of tax effect of $20 and $20, respectively	29	29

Other comprehensive income (loss)	(37)	69

Comprehensive income	14,416	12,345

Comprehensive loss attributable to noncontrolling interests	(198)	(156)

Comprehensive income attributable to The Marcus Corporation	$14,614	$12,501

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	13 Weeks Ended
(in thousands)	August 27, 2015	August 28, 2014

OPERATING ACTIVITIES:
Net earnings	$14,453	$12,276
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on investments in joint ventures	19	41
Distribution from joint venture	─	30
Loss (gain) on disposition of property, equipment and other assets	(195)	6
Amortization of favorable lease right	83	83
Depreciation and amortization	10,426	9,078
Stock compensation expense	364	319
Deferred income taxes	617	90
Deferred compensation and other	965	709
Changes in operating assets and liabilities:
Accounts and notes receivable	(3,490)	(2,748)
Other current assets	44	(392)
Accounts payable	(5,583)	(3,317)
Income taxes	8,540	7,219
Taxes other than income taxes	(562)	163
Accrued compensation	(5,898)	(4,728)
Other accrued liabilities	(2,340)	(2,224)
Total adjustments	2,990	4,329
Net cash provided by operating activities	17,443	16,605

INVESTING ACTIVITIES:
Capital expenditures	(14,654)	(13,074)
Proceeds from disposals of property, equipment and other assets	1,183	25
Increase in restricted cash	(254)	(776)
Increase in other assets	(223)	(459)
Capital contribution in joint venture	─	(338)
Purchase of interest in joint venture	(1,600)	─
Net cash used in investing activities	(15,548)	(14,622)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	69,500	32,500
Repayment of borrowings on revolving credit facility	(68,000)	(32,500)
Principal payments on debt	(1,515)	(1,112)
Equity transactions:
Treasury stock transactions, except for stock options	45	25
Exercise of stock options	266	1,003
Dividends paid	(2,814)	(2,525)
Distributions to noncontrolling interest	(379)	(719)
Net cash used in financing activities	(2,897)	(3,328)

Net decrease in cash and cash equivalents	(1,002)	(1,345)
Cash and cash equivalents at beginning of period	6,723	6,780
Cash and cash equivalents at end of period	$5,721	$5,435

Supplemental Information:
Interest paid, net of amounts capitalized	$2,126	$2,012
Income taxes paid, net	26	576
Change in accounts payable for additions to property and equipment	(6,721)	(4,578)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED AUGUST 27, 2015

1. General

Accounting Policies – Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended May 28, 2015, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The unaudited consolidated financial statements for the 13 weeks ended August 27, 2015 and August 28, 2014 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at August 27, 2015, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 28, 2015.

Depreciation and Amortization – Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $10,328,000 and $8,960,000 for the 13 weeks ended August 27, 2015 and August 28, 2014, respectively.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	Swap Agreements	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at May 28, 2015	$(17)	$(11)	$(5,284)	$(5,312)
Other comprehensive loss before reclassifications	(66)	-	-	(66)
Amounts reclassified from accumulated other comprehensive loss (1)	29	-	-	29
Net other comprehensive loss	(37)	-	-	(37)
Balance at August 27, 2015	$(54)	$(11)	$(5,284)	$(5,349)

	Swap Agreements	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at May 29, 2014	$34	$(11)	$(4,581)	$(4,558)
Other comprehensive income before reclassifications	40	-	-	40
Amounts reclassified from accumulated other comprehensive loss (1)	29	-	-	29
Net other comprehensive income	69	-	-	69
Balance at August 28, 2014	$103	$(11)	$(4,581)	$(4,489)

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended August 27, 2015	13 Weeks Ended August 28, 2014
	(in thousands, except per share data)
Numerator:
Net earnings attributable to The Marcus Corporation	$14,651	$12,432
Denominator:
Denominator for basic EPS	27,573	27,347
Effect of dilutive employee stock options	309	266
Denominator for diluted EPS	27,882	27,613
Net earnings per share – basic:
Common Stock	$0.55	$0.47
Class B Common Stock	$0.50	$0.43
Net earnings per share – diluted:
Common Stock	$0.53	$0.45
Class B Common Stock	$0.49	$0.42

Equity – Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interests for the 13 weeks ended August 27, 2015 and August 28, 2014 was as follows:

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at May 28, 2015	$343,779	$2,456
Net earnings attributable to The Marcus Corporation	14,651	–
Net loss attributable to noncontrolling interests	–	(198)
Distributions to noncontrolling interests	–	(379)
Cash dividends	(2,814)	–
Exercise of stock options	266	–
Treasury stock transactions, except for stock options	45	–
Share-based compensation	364	–
Other	44	–
Other comprehensive loss, net of tax	(37)	–
Balance at August 27, 2015	$356,298	$1,879

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at May 29, 2014	$326,211	$3,768
Net earnings attributable to The Marcus Corporation	12,432	–
Net loss attributable to noncontrolling interests	–	(156)
Distributions to noncontrolling interests	–	(719)
Cash dividends	(2,525)	–
Exercise of stock options	1,003	–
Treasury stock transactions, except for stock options	25	–
Share-based compensation	319	–
Other	32	–
Other comprehensive income, net of tax	69	–
Balance at August 28, 2014	$337,566	$2,893

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At August 27, 2015 and May 28, 2015, the Company’s $70,000 of available for sale securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 – Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At August 27, 2015 and May 28, 2015, respectively, the $90,000 and $28,000 liability related to the Company’s interest rate swap contract was valued using Level 2 pricing inputs.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At August 27, 2015, none of the Company’s fair value measurements were valued using Level 3 pricing inputs. At May 28, 2015, $7,737,000 related to impaired assets was valued using Level 3 pricing inputs.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended August 27, 2015	13 Weeks Ended August 28, 2014
	(in thousands)
Service cost	$197	$175
Interest cost	328	311
Net amortization of prior service cost and actuarial loss	90	81
Net periodic pension cost	$615	$567

New Accounting Pronouncements – In April 2015, Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30), which requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, and requires the amortization of the costs be reported as interest expense. The new standard is effective for the Company in fiscal 2017 and the Company does not expect the adoption of this statement to have an impact on its overall financial position.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue From Contracts With Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles when it becomes effective. The new standard is effective for the Company in fiscal 2018 and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is evaluating the effect that the guidance will have on its consolidated financial statements and related disclosures.

2. Derivatives and Hedging Activities

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into an interest rate swap agreement on February 28, 2013 covering $25,000,000 of floating rate debt, which expires January 22, 2018, and requires the Company to pay interest at a defined rate of 0.96% while receiving interest at a defined variable rate of one-month LIBOR (0.25% at August 27, 2015). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of August 27, 2015, the interest rate swap was considered effective. The notional amount of the swap is $25,000,000 and the fair value of the swap was a liability of $90,000 and $28,000 as of August 27, 2015 and May 28, 2015, respectively, and is included in deferred compensation and other in the consolidated balance sheets. The Company does not expect the interest rate swap to have any material effect on earnings within the next 12 months.

3. Capital Lease Obligation

During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of August 27, 2015, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in furniture, fixtures and equipment is $45,510,000 related to the digital systems as of August 27, 2015 and May 28, 2015, which is being amortized over the remaining estimated useful life of the assets. Accumulated amortization of the digital systems was $19,980,000 and $18,435,000 as of August 27, 2015 and May 28, 2015, respectively.

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

The Company’s capital lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company’s expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $5,081,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

4. Income Taxes

The Company’s effective income tax rate, adjusted for losses from noncontrolling interests, for the 13 weeks ended August 27, 2015 and August 28, 2014 was 38.6% and 39.1%, respectively. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interests in its income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners.

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

Following is a summary of business segment information for the 13 weeks ended August 27, 2015 and August 28, 2014 (in thousands):

13 Weeks Ended August 27, 2015	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$83,324	$65,741	$125	$149,190
Operating income (loss)	18,060	11,512	(3,716)	25,856
Depreciation and amortization	5,686	4,600	140	10,426

13 Weeks Ended August 28, 2014	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$69,387	$62,247	$135	$131,769
Operating income (loss)	14,854	11,004	(3,169)	22,689
Depreciation and amortization	4,730	4,247	101	9,078

THE MARCUS CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division, as well as other industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (2) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (3) the effects on our occupancy and room rates of the relative industry supply of available rooms at comparable lodging facilities in our markets; (4) the effects of competitive conditions in our markets; (5) our ability to achieve expected benefits and performance from our strategic initiatives and acquisitions; (6) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, impairment losses, and preopening and start-up costs due to the capital intensive nature of our businesses; (7) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (8) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; and (9) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States or other incidents of violence in public venues such as hotels and movie theatres. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

General

We report our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in May. Fiscal 2016 is a 52-week year, as was fiscal 2015. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the first quarter of fiscal 2016 and fiscal 2015 (in millions, except for per share and variance percentage data):

	First Quarter
			Variance
	F2016	F2015	Amt.	Pct.
Revenues	$149.2	$131.8	$17.4	13.2%
Operating income	25.9	22.7	3.2	14.0%
Other income (expense)	(2.2)	(2.4)	0.2	8.5%
Net loss attributable to noncontrolling interests	0.2	0.2	–	–%
Net earnings attributable to The Marcus Corp.	14.7	12.4	2.3	17.8%
Net earnings per common share - diluted	$0.53	$0.45	$0.08	17.8%

Revenues increased during the first quarter of fiscal 2016 to a record level for the period due to increased revenues from both our theatre and our hotels and resorts divisions. Operating income (earnings before other income/expense and income taxes) and net earnings attributable to The Marcus Corporation increased during the first quarter of fiscal 2016 compared to the same period last year due to record operating results from both divisions. Operating results from our theatre division were favorably impacted by a stronger slate of movies during the fiscal 2016 first quarter compared to the same period last year, increased attendance resulting from positive customer response to our recent investments and pricing strategies, and increased concession revenues compared to the same period last year. Operating results from our hotels and resorts division were favorably impacted by strong cost controls and a higher average daily room rate during the fiscal 2016 first quarter compared to the same period last year.

We did not have any significant variations in investment income, interest expense or net equity losses from unconsolidated joint ventures during the first quarter of fiscal 2016 compared to the same period last year. We had a small $195,000 gain on the disposition of property, equipment and other assets during the first quarter of fiscal 2016 related to the sale of a former theatre. Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact our actual reported interest expense in future periods. The timing of periodic sales of our property and equipment varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment.

We reported income tax expense for the first quarter of fiscal 2016 of $9.2 million, an increase of $1.2 million, or 15.0%, compared to income tax expense of $8.0 million for the same period of fiscal 2015. Our fiscal 2016 first quarter effective income tax rate, after adjusting for a loss from noncontrolling interests that is not tax-effected because the entities involved are tax pass-through entities, was 38.5%, compared to our fiscal 2015 first quarter effective income tax rate of 39.1%. We currently anticipate that our effective income tax rate for the remaining quarters of fiscal 2016 will remain close to our historical 39-40% average, excluding any changes in our liability for unrecognized tax benefits or potential changes in federal and state income tax rates. Our actual fiscal 2016 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

The operating results of two majority-owned hotels, The Skirvin Hilton and The Cornhusker, A Marriott Hotel, are included in the hotels and resorts division revenue and operating income, and the after-tax net earnings or loss attributable to noncontrolling interests is deducted from or added to net earnings on the consolidated statements of earnings. We reported a net loss attributable to noncontrolling interests of $198,000 during the first quarter of fiscal 2016 compared to a loss of $156,000 during the first quarter of fiscal 2015.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the first quarter of fiscal 2016 and fiscal 2015 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2016	F2015	Amt.	Pct.
Revenues	$83.3	$69.4	$13.9	20.1%
Operating income	18.1	14.9	3.2	21.6%
Operating margin (% of revenues)	21.7%	21.4%

Consistent with the seasonal nature of the motion picture exhibition industry, the first quarter is typically the strongest period of our fiscal year for our theatre division due to the traditionally strong summer movie season. Our theatre division revenues and operating income increased during the first quarter of fiscal 2016 to a record level for such period due primarily to an increase in attendance compared to the same period in fiscal 2015, resulting in increased box office receipts. The fiscal 2016 first quarter also benefitted from a significant increase in our total concession revenues compared to the same period in fiscal 2015. Despite higher film costs during the period, our theatre division operating margin also increased during the first quarter of fiscal 2016 compared to the same period last year.

The following table provides a further breakdown of the components of revenues for the theatre division for the first quarter of fiscal 2016 and fiscal 2015 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2016	F2015	Amt.	Pct.
Box office receipts	$48.2	$41.3	$6.9	16.6%
Concession revenues	31.8	24.9	6.9	27.5%
Other revenues	3.3	3.2	0.1	6.5%
Total revenues	$83.3	$69.4	$13.9	20.1%

The increase in our box office receipts for the first quarter of fiscal 2016 compared to the same period last year was due primarily to an increase in theatre attendance. According to data received from Rentrak (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2016 first quarter results, United States box office receipts increased 10.1% during our fiscal 2016 first quarter, indicating that our box office receipts in the first quarter of fiscal 2016 outperformed the industry by 6.5 percentage points (the seventh consecutive quarter in which we have outperformed the industry average). We believe we significantly outperformed the industry average during our fiscal 2016 first quarter due to the recent investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies, including our $5 Tuesday promotion and our customer loyalty program. Nearly 60% of our company-owned, first-run theatres outperformed the industry average during our fiscal 2016 first quarter.

Our average ticket price increased 3.5% during the first quarter of fiscal 2016 compared to the same period last year. The increase was partially attributable to modest price increases we implemented in mid-October 2014, particularly at our DreamLoungerSM recliner seating locations. In addition, the fact that we have increased our number of premium large format (PLF) screens, with a corresponding price premium, also contributed to our increased average ticket price during the first quarter of fiscal 2016. The percentage of our total box office receipts attributable to 3D presentations also increased during the first quarter of fiscal 2016 compared to the same period last year due primarily to a higher than average 3D performance from our top summer film, Jurassic World, contributing to our higher average ticket price. The increase in average ticket price contributed approximately $1.6 million, or 23%, of the increase in our box office receipts during the first quarter of fiscal 2016 compared to the same period last year.

Our concession revenues increased during the first quarter of fiscal 2016 compared to the same period last year due in part to increased attendance at comparable theatres. In addition, our average concession revenues per person increased by 13.1% during our first quarter of fiscal 2016 compared to the same period last year. The increase in our average concession revenues per person contributed approximately $3.1 million, or approximately 45%, of the increase in our concession revenues during the first quarter of fiscal 2016 compared to the same period last year.

A change in concession product mix, including increased sales of non-traditional food and beverage items from our increased number of Take Five LoungeSM and Zaffiro’s® Express outlets, as well as select concession price increases introduced in mid-October 2014, were the primary reasons for our increased average concession sales per person during the first quarter of fiscal 2016 compared to the same period last year. In addition, the fact that two of our top three films during the first quarter of fiscal 2016 were animated family movies (Inside Out and Minions), compared to a film slate during the first quarter of fiscal 2015 that was lacking in strong family-oriented movies, also likely contributed to a larger increase in concession sales per person during the first quarter of fiscal 2016. These types of films typically result in stronger concession sales compared to more adult-oriented films. Other revenues increased slightly during the first quarter of fiscal 2016 period compared to the first quarter of fiscal 2015, due primarily to an increase in internet surcharge ticketing fees.

Comparable theatre attendance increased 12.8% during the first quarter of fiscal 2016 compared to the same period last year due primarily to a stronger film slate compared to the same period last year. We also believe a combination of several additional factors contributed to this significant increase in attendance and our above-described industry outperformance. In addition to the $5 Tuesday promotion that continued to perform better than the prior year, our fiscal 2016 first quarter attendance was favorably impacted by increased attendance at 13 theatres that have added our spacious new DreamLounger electric all-recliner seating during the past two years. We also believe that we are beginning to recognize the benefits of our customer loyalty program, introduced in March 2014 and which now has over 1.25 million members.

For the first quarter of fiscal 2016, the majority of our increase in box office receipts occurred during June and July, as comparisons to the prior year film product were more challenging in August. Our highest grossing films during the fiscal 2016 first quarter included Jurassic World, Inside Out, Minions, Ant-Man and Mission Impossible – Rogue Nation. The film slate during the first quarter of fiscal 2016 was particularly weighted towards strong blockbuster movies, as evidenced by the fact that our top five films during our fiscal 2016 first quarter accounted for 50% of our total box office results compared to 36% for the top five films during the first quarter of last year, both expressed as a percentage of the total box office receipts for the period. This increase in summer blockbuster films had the effect of increasing our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts.

September is typically the slowest month of the year for our theatre division, but film product for the second quarter of fiscal 2016 has, through the date of this report, produced box office results higher than the same period last year. Top performing films during this period have included Maze Runner: The Scorch Trials, Everest, Hotel Transylvania 2 and The Martian. Other films scheduled to be released this fall and during the upcoming Thanksgiving holiday period that may generate substantial box office interest include Pan, Bridge of Spies, The Peanuts Movie, the next James Bond film, Spectre, and The Hunger Games: Mockingjay – Part 2. The highest grossing films released during the second quarter last year included The Hunger Games: Mockingjay - Part 1, Gone Girl, Big Hero 6, The Maze Runner and Interstellar. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We ended the first quarter of fiscal 2016 and fiscal 2015 with a total of 674 company-owned screens in 53 theatres and 11 managed screens in two theatres. We closed one six-screen budget-oriented theatre early in our fiscal 2016 second quarter. We opened one new Take Five Lounge outlet and two Zaffiro’s Express lobby dining outlets during the first quarter of fiscal 2016, bringing our total number of each concept to 14 and 16, respectively. We also began construction on an additional Take Five Lounge and two additional Zaffiro’s Express outlets at existing theatres. We have also commenced construction on the conversion of another theatre to DreamLounger recliner seating, as well as the construction of two new UltraScreen DLX® auditoriums to be added to an existing theatre. All of these new amenities are expected to open in November or December 2015. We anticipate beginning construction on additional DreamLounger conversions and SuperScreen DLXSM conversions in the near future.

Hotels and Resorts

The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the first quarter of fiscal 2016 and fiscal 2015 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2016	F2015	Amt.	Pct.
Revenues	$65.7	$62.2	$3.5	5.6%
Operating income	11.5	11.0	0.5	4.6%
Operating margin (% of revenues)	17.5%	17.7%

Our first quarter is historically the strongest quarter of our fiscal year for our hotels and resorts division due to increased travel during the summer months at our predominantly Midwestern properties. Division revenues and operating income increased to record levels during our fiscal 2016 first quarter due to strong cost controls, and increased food and beverage revenues and average daily room rate compared to the same period last year. Our fiscal 2016 first quarter operating results were negatively impacted by approximately $300,000 of preopening and initial startup costs related to the June grand opening of our newly-renovated and rebranded AC Hotel Chicago Downtown.

The following table sets forth certain operating statistics for the first quarter of fiscal 2016 and fiscal 2015, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	First Quarter(1)
			Variance
	F2016	F2015	Amt.		Pct.
Occupancy percentage	82.5%	86.0%	(3.5	)pts	-4.1%
ADR	$159.15	$154.25	$4.90		3.2%
RevPAR	$131.26	$132.69	$(1.43)		-1.1%

(1)	These operating statistics represent averages of our nine distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at three of our nine company-owned properties during the first quarter of fiscal 2016 compared to the same period last year. According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2016 first quarter results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 2.7% during our fiscal 2016 first quarter compared to our fiscal 2015 first quarter, greater than the decrease of 1.1% we experienced.

We believe our RevPAR decreases during the first quarter of fiscal 2016 compared to the same period last year were primarily the result of reduced occupancy from our group business customer segment, in addition to increases in room supply in certain of our markets. We believe the reduced group occupancy, primarily at two of our more group-oriented hotels, does not reflect a larger trend, but rather was related to difficult comparisons to the prior year during June and July at those particular properties. We base that conclusion on the fact that our overall business improved significantly later in the summer and the same two hotels most impacted by reduced group occupancy during the first quarter of fiscal 2016 also had the largest increase in group room revenue bookings for future periods – something commonly referred to in the hotels and resorts industry as “group pace.”

An increase in our ADR partially offset our occupancy percentage declines during the first quarter of fiscal 2016 compared to the same period last year. We have previously stated that we believe one of the best ways to increase our operating margins in future periods is to increase our ADR, and we are actively pursuing that strategy, even at the expense of reduced occupancy percentages in some cases. We anticipate that our rebranded AC Hotel Chicago Downtown will be an example of this strategy in future periods, as we have seen a significant increase in ADR at that property since the new brand was introduced. Our increase in overall ADR for our company-owned hotels would have been even greater if not for the fact that two hotels with reduced group business were more aggressive with lower ADR during the first quarter of fiscal 2016 to make up for lost occupancy from group business. Our other seven company-owned and operated hotels all reported increased ADR during the fiscal 2016 first quarter compared to the same period last year.

We believe our fiscal 2016 first quarter operating income increased compared to the same period last year despite a small decline in room revenues due to three primary factors. As described above, properly-managed increases in ADR, even with a decrease in occupancy percentage, may result in better profitability. In addition, during the first quarter of fiscal 2016, we made a decision at our largest property, the Grand Geneva Resort & Spa, to focus on growing total hotel revenues through bookings that generate a higher ancillary spend, meaning that we sacrificed some room revenue dollars to achieve higher total spend throughout the resort. This particular strategy contributed to our increase in food and beverage revenues during the first quarter of fiscal 2016 compared to the same period last year. Finally, we believe strong cost controls at our hotels also contributed to our increased operating income during the first quarter of fiscal 2016 compared to the same period last year.

We currently expect to report RevPAR increases that generally track the overall industry trends in the remaining quarters of our fiscal 2016. We are encouraged by the fact that our group booking pace for fiscal 2016 is running ahead of fiscal 2015 as of the date of this report. The new AC Hotel Chicago Downtown, while still ramping up, has shown good progress in booking activity through the date of this report and will begin to have significantly easier comparisons during the second half of our fiscal year, coinciding with last year’s renovation period for that hotel. Whether the current positive trends in the hotel industry as a whole continue depends in large part on the economic environment in which we operate, as hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product. We also continue to monitor hotel supply in our markets, as increased supply without a corresponding increase in demand may have a negative impact on our results.

During the first quarter of fiscal 2016, we purchased the SafeHouse® in Milwaukee, Wisconsin, adding another restaurant to our portfolio. In addition to adding the existing spy-themed Milwaukee restaurant to our operating results (contributing to our increased fiscal 2016 first quarter food and beverage revenues), we will explore opportunities to expand this concept in the future.

Late in our fiscal 2016 first quarter, we announced an agreement to sell the Hotel Phillips in Kansas City, Missouri. The Hotel Phillips has historically been the smallest of our company-owned hotels, both in revenues and operating income. We believe the sale, which is scheduled to close in mid-October, is consistent with our strategy to continually evaluate each of our owned hotels to ensure we are maximizing shareholder value. We will continue to explore opportunities to monetize other existing owned hotels in the future. We will consider many factors as we actively review opportunities to execute this strategy, including income tax considerations, the ability to retain management, pricing and individual market considerations.

We have a number of additional potential growth opportunities that we are currently evaluating. The timing and nature of the opportunities may vary and include pure management contracts, management contracts with equity and joint venture investments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously-noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $125 million of unused credit lines as of the end of our fiscal 2016 first quarter, will be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2016.

Financial Condition

Net cash provided by operating activities increased by $800,000 to $17.4 million during the first quarter of fiscal 2016, compared to net cash provided by operating activities of $16.6 million during the first quarter of the prior year. The increase was due primarily to increased net earnings partially offset by the unfavorable timing in the payment of accounts payable and accrued compensation.

Net cash used in investing activities during the fiscal 2016 first quarter totaled $15.5 million, compared to $14.6 million during the fiscal 2015 first quarter. The increase in net cash used in investing activities was the result of increased capital expenditures compared to the first quarter of fiscal 2015 and a purchase of an interest in a joint venture (related to the new Capital District Marriott Hotel currently under development in Omaha, Nebraska), partially offset by increased proceeds from the disposals of property, equipment and other assets (related to the sale of a former theatre) compared to the first quarter of fiscal 2015. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $14.7 million during the first quarter of fiscal 2016 compared to $13.1 million during the first quarter of the prior year. Approximately $2.5 million of our capital expenditures during the first quarter of fiscal 2016 were related to the development of a new theatre that opened at the end of fiscal 2015. Other than in connection with our purchase of the SafeHouse during the first quarter of fiscal 2016, we did not incur any acquisition-related capital expenditures during the first quarter of fiscal 2016 or fiscal 2015.

Fiscal 2016 first quarter cash capital expenditures included approximately $9.0 million incurred in our theatre division, including costs associated with the completion of several previously-described fiscal 2015 projects (our new Sun Prairie, Wisconsin theatre, DreamLounger recliner seating additions and new Take Five Lounge and Zaffiro’s Express outlets). We also incurred capital expenditures in our hotel division during the first quarter of fiscal 2016 of approximately $5.7 million, including costs associated with the completion of the renovation of the AC Hotel Chicago Downtown in Chicago, Illinois and our acquisition of the SafeHouse. Fiscal 2015 first quarter capital expenditures included approximately $7.7 million incurred in our theatre division, including costs associated with the completion of several fiscal 2014 projects (DreamLounger recliner seating additions and new Take Five Lounge and Zaffiro’s Express outlets). We also incurred capital expenditures in our hotel division during the first quarter of fiscal 2015 of approximately $5.0 million, including costs associated with the completion of the fiscal 2014 renovation of the tower guest rooms of the Pfister Hotel in Milwaukee, Wisconsin and completion of the renovation of The Cornhusker, A Marriott Hotel, in Lincoln, Nebraska.

Net cash used in financing activities during the first quarter of fiscal 2016 totaled $2.9 million compared to $3.3 million during the first quarter of fiscal 2015. We used excess cash during both periods to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, we added $69.5 million of new short-term borrowings and we made $68.0 million of repayments on short-term borrowings during our fiscal 2016 first quarter (net increase in borrowings on our credit facility of $1.5 million) compared to $32.5 million of new short-term borrowings and $32.5 million of repayments on short-term borrowings made during our fiscal 2015 first quarter (net change in borrowings on our credit facility of zero), accounting for the majority of the decrease in net cash used in financing activities during the current-year quarter compared to the prior year quarter. Principal payments on long-term debt were $1.5 million during the first quarter of fiscal 2016 compared to payments of $1.1 million during the same period of fiscal 2015. Our debt-to-capitalization ratio was 0.41 at August 27, 2015 and 0.42 at our fiscal 2015 year-end.

We did not repurchase any shares of our common stock in the open market during the first quarter of fiscal 2016 or fiscal 2015. As of August 27, 2015, approximately 3.2 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. We expect that we will execute any future repurchases on the open market or in privately-negotiated transactions, depending upon a number of factors, including prevailing market conditions.

Dividend payments during the first quarter of fiscal 2016 totaled $2.8 million compared to dividend payments of $2.5 million during the first quarter of fiscal 2015. The increase in dividend payments was the result of a 10.5% increase in our regular quarterly dividend payment initiated during the fourth quarter of fiscal 2015. During the first quarter of fiscal 2016, we made distributions to noncontrolling interests of $379,000, compared to distributions of $719,000 during the first quarter of fiscal 2015.

We previously indicated that we expected our full-year fiscal 2016 capital expenditures, including potential purchases of interests in joint ventures (but excluding any significant unidentified acquisitions), to be in the $70-$90 million range. We are still finalizing the scope and timing of the various projects requested by our two divisions, but at this time, we are not adjusting this estimate. Some of these projects may carry over to the next fiscal year, and if that occurs, it would be more likely that we would incur capital expenditures in the current year at the lower end of that range. The actual timing and extent of the implementation of all of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends and the availability of attractive opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

We have not experienced any material changes in our market risk exposures since May 28, 2015.

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

PART II – OTHER INFORMATION

Item 1A.            Risk Factors

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 28, 2015. No material change to such risk factors has occurred during the 13 weeks ended August 27, 2015.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
May 29 – June 25	–	–	–	3,235,816
June 26 – July 30	–	–	–	3,235,816
July 31 – August 27	–	–	–	3,235,816
Total	–	–	–	3,235,816

(1)	Through August 27, 2015, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of August 27, 2015, we had repurchased approximately 8.5 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 4.               Mine Safety Disclosures

Not applicable.

Item 6.               Exhibits

10.1	The Marcus Corporation Deferred Compensation Plan, as amended and restated.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from The Marcus Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 27, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: October 6, 2015	By:	/s/ Gregory S. Marcus
Gregory S. Marcus President and Chief Executive Officer

DATE: October 6, 2015	By:	/s/ Douglas A. Neis
Douglas A. Neis Chief Financial Officer and Treasurer

S-1