Form 10-Q
period 2015-11-26
MARCUS CORP
filed 2016-01-05
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2015

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

COMMON STOCK OUTSTANDING AT December 31, 2015 – 18,952,879

CLASS B COMMON STOCK OUTSTANDING AT December 31, 2015 – 8,710,972

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	November 26, 2015	May 28, 2015

ASSETS
Current assets:
Cash and cash equivalents	$6,118	$6,723
Restricted cash	18,155	8,760
Accounts and notes receivable, net of reserves of $254 and $245, respectively	13,421	16,339
Refundable income taxes	─	4,022
Deferred income taxes	3,187	2,997
Other current assets	6,507	6,732
Total current assets	47,388	45,573

Property and equipment:
Land and improvements	103,669	98,980
Buildings and improvements	613,706	633,946
Leasehold improvements	78,375	78,624
Furniture, fixtures and equipment	283,651	279,383
Construction in progress	9,848	8,392
Total property and equipment	1,089,249	1,099,325
Less accumulated depreciation and amortization	426,551	419,208
Net property and equipment	662,698	680,117

Other assets:
Investments in joint ventures	7,215	5,643
Goodwill	44,232	43,720
Other	38,054	33,989
Total other assets	89,501	83,352

TOTAL ASSETS	$799,587	$809,042

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	November 26, 2015	May 28, 2015

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,701	$36,776
Income taxes	1,172	─
Taxes other than income taxes	16,075	15,099
Accrued compensation	12,600	15,354
Other accrued liabilities	38,093	35,220
Current portion of capital lease obligation	5,146	5,053
Current maturities of long-term debt	19,672	17,742
Total current liabilities	114,459	125,244

Capital lease obligation	15,714	18,317

Long-term debt	217,457	229,669

Deferred income taxes	46,149	47,502

Deferred compensation and other	44,283	42,075

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	─	─
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,478,541 shares at November 26, 2015 and May 28, 2015	22,479	22,479
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,710,972 shares at November 26, 2015 and May 28, 2015	8,711	8,711
Capital in excess of par	56,321	55,539
Retained earnings	321,902	307,939
Accumulated other comprehensive loss	(5,314)	(5,312)
	404,099	389,356
Less cost of Common Stock in treasury (3,534,168 shares at November 26, 2015 and 3,636,098 shares at May 28, 2015)	(44,490)	(45,577)
Total shareholders' equity attributable to The Marcus Corporation	359,609	343,779
Noncontrolling interest	1,916	2,456
Total equity	361,525	346,235

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$799,587	$809,042

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings

(in thousands, except per share data)	November 26, 2015		November 27, 2014
	13 Weeks	26 Weeks	13 Weeks	26 Weeks
Revenues:
Theatre admissions	$31,741	$79,963	$32,794	$74,139
Rooms	29,464	63,650	29,678	64,359
Theatre concessions	21,006	52,786	20,484	45,406
Food and beverage	19,216	38,025	20,134	36,289
Other revenues	14,249	30,442	12,971	27,637
Total revenues	115,676	264,866	116,061	247,830

Costs and expenses:
Theatre operations	29,217	70,896	27,953	62,816
Rooms	10,298	21,485	10,725	22,127
Theatre concessions	6,517	15,555	5,841	12,562
Food and beverage	14,519	29,281	15,924	27,987
Advertising and marketing	5,822	12,311	6,710	14,098
Administrative	14,787	29,353	12,955	25,347
Depreciation and amortization	10,242	20,668	10,156	19,234
Rent	2,159	4,352	2,160	4,314
Property taxes	4,003	7,824	3,719	7,625
Other operating expenses	7,558	16,731	8,298	17,411
Total costs and expenses	105,122	228,456	104,441	213,521

Operating income	10,554	36,410	11,620	34,309

Other income (expense):
Investment income	20	25	25	50
Interest expense	(2,382)	(4,783)	(2,388)	(4,792)
Loss on disposition of property, equipment and other assets	(226)	(31)	(495)	(501)
Equity earnings (losses) from unconsolidated joint ventures, net	39	20	27	(14)
	(2,549)	(4,769)	(2,831)	(5,257)

Earnings before income taxes	8,005	31,641	8,789	29,052
Income taxes	2,897	12,080	3,398	11,385
Net earnings	5,108	19,561	5,391	17,667
Net earnings (loss) attributable to noncontrolling interests	163	(35)	168	12
Net earnings attributable to The Marcus Corporation	$4,945	$19,596	$5,223	$17,655

Net earnings per share – basic:
Common Stock	$0.18	$0.73	$0.20	$0.67
Class B Common Stock	$0.17	$0.66	$0.18	$0.60

Net earnings per share – diluted:
Common Stock	$0.18	$0.70	$0.19	$0.64
Class B Common Stock	$0.17	$0.66	$0.18	$0.60

Dividends per share:
Common Stock	$0.105	$0.210	$0.095	$0.190
Class B Common Stock	$0.095	$0.191	$0.086	$0.173

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)	November 26, 2015		November 27, 2014
	13 Weeks	26 Weeks	13 Weeks	26 Weeks

Net earnings	$5,108	$19,561	$5,391	$17,667

Other comprehensive income (loss), net of tax:
Fair market value adjustment of interest rate swap, net of tax expense (benefit) of $5, $(40), $(63) and $(37), respectively	8	(58)	(95)	(55)
Reclassification adjustment on interest rate swap included in interest expense, net of tax effect of $17, $37, $20 and $39, respectively	27	56	30	59

Other comprehensive income (loss)	35	(2)	(65)	4

Comprehensive income	5,143	19,559	5,326	17,671

Comprehensive income (loss) attributable to noncontrolling interests	163	(35)	168	12

Comprehensive income attributable to The Marcus Corporation	$4,980	$19,594	$5,158	$17,659

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	26 Weeks Ended
(in thousands)	November 26, 2015	November 27, 2014

OPERATING ACTIVITIES:
Net earnings	$19,561	$17,667
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses (earnings) on investments in joint ventures	(20)	14
Distribution from joint venture	48	120
Loss on disposition of property, equipment and other assets	31	501
Amortization of favorable lease right	167	167
Depreciation and amortization	20,668	19,234
Stock compensation expense	794	683
Deferred income taxes	(1,471)	(470)
Deferred compensation and other	2,494	3,775
Changes in operating assets and liabilities:
Accounts and notes receivable	3,460	(5,101)
Other current assets	146	(165)
Accounts payable	(6,004)	(4,360)
Income taxes	5,251	5,692
Taxes other than income taxes	1,322	1,620
Accrued compensation	(3,245)	(1,574)
Other accrued liabilities	2,873	(2,561)
Total adjustments	26,514	17,575
Net cash provided by operating activities	46,075	35,242

INVESTING ACTIVITIES:
Capital expenditures	(33,822)	(27,047)
Proceeds from disposals of property, equipment and other assets	13,977	183
Increase in restricted cash	(9,395)	(1,100)
Increase in other assets	(438)	(1,142)
Purchase of interest in joint venture	(1,600)	(1,500)
Capital contribution in joint venture	─	(399)
Net cash used in investing activities	(31,278)	(31,005)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	91,000	67,000
Repayments of borrowings on revolving credit facility	(99,500)	(63,000)
Principal payments on debt	(1,782)	(1,242)
Equity transactions:
Treasury stock transactions, except for stock options	170	173
Exercise of stock options	848	1,095
Dividends paid	(5,633)	(5,052)
Distributions to noncontrolling interest	(505)	(958)
Net cash used in financing activities	(15,402)	(1,984)

Net increase (decrease) in cash and cash equivalents	(605)	2,253
Cash and cash equivalents at beginning of period	6,723	6,780
Cash and cash equivalents at end of period	$6,118	$9,033

Supplemental Information:
Interest paid, net of amounts capitalized	$4,696	$4,558
Income taxes paid	8,301	5,600
Change in accounts payable for additions to property and equipment	(9,067)	(3,274)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED NOVEMBER 26, 2015

1. General

Accounting Policies – Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended May 28, 2015, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The unaudited consolidated financial statements for the 26 weeks ended November 26, 2015 and November 27, 2014 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at November 26, 2015, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 28, 2015.

Fiscal Year-End Change – On October 13, 2015, the Company’s Board of Directors approved a change in the Company’s fiscal year-end from the last Thursday in May to the last Thursday in December, with the change to the calendar year reporting cycle beginning January 1, 2016. The Company will file a Transition Report on Form 10-K for the 31-week transition period beginning May 29, 2015 and ending December 31, 2015 and thereafter file reports for periods based on the new fiscal year. The intent of the change was to align the reporting of the Company’s financial results more closely with the Company’s peer groups in its industries and to move the year-end closing activities outside of the busy summer season, enabling the Company’s associates to better manage their workloads.

Restricted Cash – Restricted cash consists of bank accounts related to capital expenditure reserve funds, sinking funds, operating reserves, replacement reserves and includes amounts held by a qualified intermediary agent to be used for tax-deferred, like-kind exchange transactions. As of November 26, 2015, approximately $8,736,000 of net sales proceeds were held with a qualified intermediary and were included in “Investing Activities” in our Consolidated Statements of Cash Flows. Restricted cash is not considered cash and cash equivalents for purposes of the statement of cash flows.

Depreciation and Amortization – Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $10,188,000 and $20,516,000 for the 13 and 26 weeks ended November 26, 2015, respectively, and $10,048,000 and $19,008,000 for the 13 and 26 weeks ended November 27, 2014, respectively.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	Swap Agreements	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at May 28, 2015	$(17)	$(11)	$(5,284)	$(5,312)
Other comprehensive loss before reclassifications	(58)	-	-	(58)
Amounts reclassified from accumulated other comprehensive loss (1)	56	-	-	56
Net other comprehensive loss	(2)	-	-	(2)
Balance at November 26, 2015	$(19)	$(11)	$(5,284)	$(5,314)

	Swap Agreements	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at May 29, 2014	$34	$(11)	$(4,581)	$(4,558)
Other comprehensive loss before reclassifications	(55)	-	-	(55)
Amounts reclassified from accumulated other comprehensive loss (1)	59	-	-	59
Net other comprehensive income	4	-	-	4
Balance at November 27, 2014	$38	$(11)	$(4,581)	$(4,554)

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended November 26, 2015	13 Weeks Ended November 27, 2014	26 Weeks Ended November 26, 2015	26 Weeks Ended November 27, 2014
	(in thousands, except per share data)
Numerator:
Net earnings attributable to
The Marcus Corporation	$4,945	$5,223	$19,596	$17,655
Denominator:
Denominator for basic EPS	27,626	27,400	27,600	27,374
Effect of dilutive employee stock options	319	168	313	215
Denominator for diluted EPS	27,945	27,568	27,913	27,589
Net earnings per share - basic:
Common Stock	$0.18	$0.20	$0.73	$0.67
Class B Common Stock	$0.17	$0.18	$0.66	$0.60
Net earnings per share - diluted:
Common Stock	$0.18	$0.19	$0.70	$0.64
Class B Common Stock	$0.17	$0.18	$0.66	$0.60

Equity – Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interests for the 26 weeks ended November 26, 2015 and November 27, 2014 was as follows:

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at May 28, 2015	$343,779	$2,456
Net earnings attributable to The Marcus Corporation	19,596	–
Net loss attributable to noncontrolling interests	–	(35)
Distributions to noncontrolling interests	–	(505)
Cash dividends	(5,633)	–
Exercise of stock options	848	–
Treasury stock transactions, except for stock options	170	–
Share-based compensation	794	–
Other	57	–
Other comprehensive loss, net of tax	(2)	–
Balance at November 26, 2015	$359,609	$1,916

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at May 29, 2014	$326,211	$3,768
Net earnings attributable to The Marcus Corporation	17,655	–
Net earnings attributable to noncontrolling interests	–	12
Distributions to noncontrolling interests	–	(958)
Cash dividends	(5,052)	–
Exercise of stock options	1,095	–
Treasury stock transactions, except for stock options	173	–
Share-based compensation	683	–
Other	47	–
Other comprehensive income, net of tax	4	–
Balance at November 27, 2014	$340,816	$2,822

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At November 26, 2015 and May 28, 2015, the Company’s $70,000 of available for sale securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 – Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At November 26, 2015 and May 28, 2015, respectively, the $33,000 and $28,000 liability related to the Company’s interest rate swap contract was valued using Level 2 pricing inputs.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At November 26, 2015, none of the Company’s fair value measurements were valued using Level 3 pricing inputs. At May 28, 2015, $7,737,000 related to impaired assets was valued using Level 3 pricing inputs.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended November 26, 2015	13 Weeks Ended November 27, 2014	26 Weeks Ended November 26, 2015	26 Weeks Ended November 27, 2014
	(in thousands)
Service cost	$197	$174	$394	$349
Interest cost	328	311	656	622
Net amortization of prior service cost and actuarial loss	90	81	180	162
Net periodic pension cost	$615	$566	$1,230	$1,133

New Accounting Pronouncements – In April 2015, Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30), which requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, and requires the amortization of the costs be reported as interest expense. The new standard is effective for the Company in fiscal 2016 and the Company does not expect the adoption of this statement to have an impact on its overall financial position.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue From Contracts With Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles when it becomes effective. The new standard is effective for the Company in fiscal 2017 and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is evaluating the effect that the guidance will have on its consolidated financial statements and related disclosures.

2. Asset Sale

On October 16, 2015, the Company sold the Hotel Phillips for a total purchase price of approximately $13,500,000. Net proceeds to the Company from the sale were approximately $13,100,000, net of transaction costs. The assets sold consisted primarily of land, building, equipment and other assets. Pursuant to the sale agreement, the Company also retained its rights to receive payments under a tax incremental financing (TIF) arrangement with the city of Kansas City, Missouri, which is recorded as a receivable at its estimated net realizable value on the consolidated balance sheet. The result of the transaction was a loss on sale of approximately $70,000. Hotel Phillips revenues for the 13 and 26 weeks ended November 26, 2015 were $1,439,000 and $3,945,000, respectively, and were $2,610,000 and $5,157,000 for the 13 and 26 weeks ended November 27, 2014, respectively. Hotel Phillips operating income for the 13 and 26 weeks ended November 26, 2015 was $199,000 and $499,000, respectively, and was $410,000 and $718,000 for the 13 and 26 weeks ended November 27, 2014, respectively.

3. Derivatives and Hedging Activities

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into an interest rate swap agreement on February 28, 2013 covering $25,000,000 of floating rate debt, which expires January 22, 2018, and requires the Company to pay interest at a defined rate of 0.96% while receiving interest at a defined variable rate of one-month LIBOR (0.25% at November 26, 2015). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of November 26, 2015, the interest rate swap was considered effective. The notional amount of the swap is $25,000,000 and the fair value of the swap was a liability of $33,000 and $28,000 as of November 26, 2015 and May 28, 2015, respectively, and is included in deferred compensation and other in the consolidated balance sheets. The Company does not expect the interest rate swap to have any material effect on earnings within the next 12 months.

4. Capital Lease Obligation

During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of November 26, 2015, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in furniture, fixtures and equipment is $45,510,000 related to the digital systems as of November 26, 2015 and May 28, 2015, which is being amortized over the remaining estimated useful life of the assets. Accumulated amortization of the digital systems was $21,524,000 and $18,435,000 as of November 26, 2015 and May 28, 2015, respectively.

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

The Company’s capital lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company’s expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $5,146,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

5. Income Taxes

The Company’s effective income tax rate, adjusted for losses from noncontrolling interests, for the 13 and 26 weeks ended November 26, 2015 was 36.9% and 38.1%, respectively, and was 39.4% and 39.2% for the 13 and 26 weeks ended November 27, 2014, respectively. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interests in its income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners.

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

Following is a summary of business segment information for the 13 and 26 weeks ended November 26, 2015 and November 27, 2014 (in thousands):

13 Weeks Ended November 26, 2015	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$56,463	$59,089	$124	$115,676
Operating income (loss)	7,329	7,628	(4,403)	10,554
Depreciation and amortization	5,594	4,501	147	10,242

13 Weeks Ended November 27, 2014	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$56,275	$59,626	$160	$116,061
Operating income (loss)	9,783	5,729	(3,892)	11,620
Depreciation and amortization	5,005	5,035	116	10,156

26 Weeks Ended November 26, 2015	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$139,787	$124,830	$249	$264,866
Operating income (loss)	25,389	19,140	(8,119)	36,410
Depreciation and amortization	11,280	9,101	287	20,668

26 Weeks Ended November 27, 2014	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$125,662	$121,873	$295	$247,830
Operating income (loss)	24,637	16,733	(7,061)	34,309
Depreciation and amortization	9,735	9,282	217	19,234

THE MARCUS CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

General

We have historically reported our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in May. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

We recently announced that we have changed our fiscal year end to the last Thursday in December. We believe the change in fiscal year end better aligns our financial reporting schedule with our peer groups in our industries. We also believe moving our year-end activities outside of our busy summer season will enable our associates to better manage their workload. The change results in a 31-week financial reporting period from May 29, 2015 to December 31, 2015, consisting of two 13-week periods and a final 5-week period. We refer in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) to the 31-week period ending December 31, 2015 as the transition period, and we refer to the 13- and 26-week periods ended November 26, 2015 as the second quarter and first 26 weeks of the transition period, respectively. We will compare our results for these periods to the comparable periods of fiscal 2015 – the 30-week period from May 30, 2014 to December 25, 2014, consisting of two 13-week periods and a final 4-week period. We refer in this MD&A to the 13- and 26-week periods ended November 27, 2014 as the second quarter and first 26 weeks of fiscal 2015, respectively. Fiscal 2016 will be a 52-week year beginning on January 1, 2016 and ending on December 29, 2016.

We anticipate that our reported results for the transition period ending December 31, 2015 will benefit from a 31st week of reported operations not included in the 30-week period ended December 25, 2014. This additional week will particularly benefit our theatre division, as it includes the historically strong movie-going week between Christmas and New Year’s Eve. Our 31st week in fiscal 2015 benefitted both of our operating divisions and contributed approximately $14.1 million in additional revenues ($10.7 million in our theatre division, $3.4 million in our hotels and resorts division) and $4.8 million in additional operating income ($4.2 million – theatres, $0.7 million – hotels and resorts, $(0.1) million – corporate) to our operating results. After interest expense and income taxes, we estimate that the 31st week of operations in fiscal 2015 contributed approximately $2.8 million to net earnings, or approximately $0.10 per diluted common share. Actual results for the 31st week of the transition period could differ materially from those experienced in fiscal 2015.

On December 17, 2015, we issued a press release announcing our financial results for the second quarter of the transition period. Also on that date, as referenced in our press release, we provided on our website, www.marcuscorp.com, an investor presentation containing certain unaudited historical financial information to assist investors in evaluating the impact the change in fiscal year may have on our future reported operating results. A copy of the investor presentation was also furnished as Exhibit 99.2 to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on December 17, 2015 in connection with the issuance of our press release.

Consolidated Financial Comparisons

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the second quarter and first 26 weeks of the transition period and fiscal 2015 (in millions, except for per share and variance percentage data):

	Second Quarter				First 26 Weeks
			Variance				Variance
	Trans. Pd.	F2015	Amt.	Pct.	Trans. Pd.	F2015	Amt.	Pct.
Revenues	$115.7	$116.1	$(0.4)	-0.3%	$264.9	$247.8	$17.1	6.9%
Operating income	10.6	11.6	(1.0)	-9.2%	36.4	34.3	2.1	6.1%
Other income (expense)	(2.5)	(2.8)	0.3	10.0%	(4.8)	(5.3)	0.5	9.3%
Net earnings attributable to noncontrolling interests	0.2	0.2	-	-%	-	-	-	-%
Net earnings attributable to The Marcus Corp.	$4.9	$5.2	$(0.3)	-5.3%	$19.6	$17.7	$1.9	11.0%
Net earnings per common share – diluted:	$0.18	$0.19	$(0.01)	-5.3%	$0.70	$0.64	$0.06	9.4%

Revenues decreased slightly during the second quarter of the transition period compared to the second quarter of fiscal 2015 due primarily to the fact that we sold a hotel during the second quarter of the transition period. Revenues increased during the first 26 weeks of the transition period compared to the first 26 weeks of fiscal 2015 to a record level for the period due to increases from both our theatre and hotels and resorts divisions. Operating income (earnings before other income/expense and income taxes) and net earnings attributable to The Marcus Corporation decreased during the second quarter of the transition period compared to the second quarter of fiscal 2015 due to reduced operating results from our theatre division, partially offset by increased operating income from our hotels and resorts division. Operating income and net earnings attributable to The Marcus Corporation increased during the first 26 weeks of the transition period compared to the first 26 weeks of fiscal 2015 due to increased operating results from both of our divisions.

Operating results from our theatre division during the second quarter of the transition period were unfavorably impacted by decreased attendance due to a weaker film slate and a large number of screens out of service for renovation, partially offset by increased concession revenues compared to the second quarter of fiscal 2015. Operating results from our theatre division during the first 26 weeks of the transition period were favorably impacted by increased attendance due primarily to a stronger film slate during our first quarter of the transition period and continued positive customer responses to our recent investments and pricing strategies, as well as increased concession revenues compared to the first 26 weeks of fiscal 2015. Operating income from our hotels and resorts division during the second quarter and first 26 weeks of the transition period were favorably impacted by several factors, including strong cost controls, a higher average daily room rate, reduced depreciation expense and reduced income in the second quarter and first 26 weeks of fiscal 2015 from our Chicago hotel as a result of starting construction on the conversion of the hotel into a new brand.

We did not have any significant variations in investment income, interest expense or net equity earnings from unconsolidated joint ventures during the second quarter or first 26 weeks of the transition period compared to the second quarter and first 26 weeks of fiscal 2015. We experienced a $226,000 loss on the disposition of property, equipment and other assets during the second quarter of the transition period compared to a loss of $495,000 during the second quarter of fiscal 2015. Both losses related primarily to old theatre seats and other items disposed of in conjunction with our theatre renovations. Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact our actual reported interest expense in future periods. The timing of periodic sales of our property and equipment varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment.

We reported income tax expense for the second quarter and first 26 weeks of the transition period of $2.9 million and $12.1 million, respectively, compared to $3.4 million and $11.4 million, respectively, during the second quarter and first 26 weeks of fiscal 2015. Our effective income tax rate for the first 26 weeks of the transition period, after adjusting for a loss from noncontrolling interests that is not tax-effected because the entities involved are tax pass-through entities, was 38.1%, compared to our fiscal 2015 first 26 weeks effective income tax rate of 39.2%. We currently anticipate that our effective income tax rate for the final five-week period of the transition period will remain close to our historical 38-40% average, excluding any changes in our liability for unrecognized tax benefits or potential changes in federal and state income tax rates. Our actual effective income tax rate for the transition period may be different from our estimated interim period rates depending upon actual facts and circumstances.

The operating results of two majority-owned hotels, The Skirvin Hilton and The Cornhusker, A Marriott Hotel, are included in the hotels and resorts division revenue and operating income, and the after-tax net earnings or loss attributable to noncontrolling interests is deducted from or added to net earnings on the consolidated statements of earnings. We reported net earnings attributable to noncontrolling interests of $163,000 and $168,000, respectively, during the second quarter of the transition period and the second quarter of fiscal 2015. We reported a net loss attributable to noncontrolling interests of $35,000 during the first 26 weeks of the transition period and net earnings attributable to noncontrolling interests of $12,000 during the first 26 weeks of fiscal 2015.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the second quarter and first 26 weeks of the transition period and fiscal 2015 (in millions, except for variance percentage and operating margin):

	Second Quarter				First 26 Weeks
			Variance				Variance
	Trans. Pd.	F2015	Amt.	Pct.	Trans. Pd.	F2015	Amt.	Pct.
Revenues	$56.5	$56.3	$0.2	0.3%	$139.8	$125.7	$14.1	11.2%
Operating income	7.3	9.8	(2.5)	-25.1%	25.4	24.6	0.8	3.1%
Operating margin (% of revenues)	13.0%	17.4%			18.2%	19.6%

Consistent with the seasonal nature of the motion picture exhibition industry, the 13-week period ending on the last Thursday in November (which, prior to the change in our fiscal year-end, comprised our second fiscal quarter) has historically been the slowest period for our theatre division. Our theatre division operating income and operating margin decreased during the second quarter of the transition period compared to the second quarter of fiscal 2015 due primarily to decreased attendance, resulting in decreased box office receipts. Our theatre division revenues and operating income increased during the first 26 weeks of the transition period compared to the first 26 weeks of fiscal 2015 due primarily to an increase in attendance, resulting in increased box office receipts. Both the second quarter and first 26 weeks of the transition period also benefitted from an increase in our total concession revenues compared to the second quarter and first 26 weeks of fiscal 2015.

The following table sets forth a breakdown of the components of revenues for the theatre division for the second quarter and first 26 weeks of the transition period and fiscal 2015 (in millions, except for variance percentage):

	Second Quarter				First 26 Weeks
			Variance				Variance
	Trans. Pd.	F2015	Amt.	Pct.	Trans. Pd.	F2015	Amt.	Pct.
Box office receipts	$31.8	$32.8	$(1.0)	-3.2%	$80.0	$74.1	$5.9	7.9%
Concession revenues	21.0	20.5	0.5	2.5%	52.8	45.5	7.3	16.3%
Other revenues	3.7	3.0	0.7	24.0%	7.0	6.1	0.9	15.1%
Total revenues	$56.5	$56.3	$0.2	0.3%	$139.8	$125.7	$14.1	11.2%

The decrease in our box office receipts for the second quarter of the transition period compared to the second quarter of fiscal 2015 was due entirely to a decrease in comparable theatre attendance. The increase in our box office receipts for the first 26 weeks of the transition period compared to the first 26 weeks of fiscal 2015 was due primarily to an increase in comparable theatre attendance from our first quarter. According to data received from Rentrak (a national box office reporting service for the theatre industry) and compiled by us to evaluate our transition period second quarter and first 26 weeks results, United States box office receipts decreased 2.6% during the second quarter of the transition period (a decrease of 3.5% on a same-store basis if new industry theatres are excluded) and increased 4.7% during the first 26 weeks of the transition period, compared to the second quarter and first 26 weeks of fiscal 2015. As a result, our box office receipts in the second quarter of the transition period slightly underperformed the industry (if new industry theatres are included) and outperformed the industry by over three percentage points during the first 26 weeks of the transition period.

We believe our performance during the second quarter of the transition period was negatively impacted by a significant number of screens out of service for upgrades during the period. Despite the screens out of service, we would have outperformed the industry during the second quarter of the transition period if not for a difficult comparison for one particular week during the period. We believe that comparisons to that particular week in October were negatively impacted by the fact that there was not a Green Bay Packer game during that weekend in fiscal 2015. In our largest revenue-generating state, Wisconsin, the timing of Packer football games can make a difference in weekly year-over-year comparisons. We believe that, from May 29, 2015 through the date of this report, we have continued to outperform the industry average due to the recent investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies, including our $5 Tuesday promotion and our customer loyalty program.

Our average ticket price increased 0.6% and 2.2%, respectively, during the second quarter and first 26 weeks of the transition period, compared to the second quarter and first 26 weeks of fiscal 2015. The increases were partially attributable to modest price increases we implemented in mid-October 2014, particularly at our DreamLoungerSM recliner seating locations. In addition, the fact that we have recently increased our number of premium large format (PLF) screens, with a corresponding price premium, also contributed to our increased average ticket price during the transition period. The percentage of our total box office receipts attributable to 3D presentations also increased during the first 26 weeks of the transition period compared to the first 26 weeks of fiscal 2015 due primarily to a greater than average 3D performance from our top summer film, Jurassic World, contributing to our greater average ticket price during the first 26 weeks of the transition period. The increases in average ticket price contributed approximately $137,000 of the increase in our box office receipts during the second quarter of the transition period and approximately $1.7 million, or 30%, of the increase in our box office receipts during the first 26 weeks of the transition period, compared to the second quarter and first 26 weeks of fiscal 2015.

Our concession revenues during the second quarter of the transition period increased compared to the second quarter of fiscal 2015 entirely as a result of a 6.6% increase in our average concession revenues per person compared to our fiscal 2015 second quarter. Our concession revenues during the first 26 weeks of the transition period increased compared to the first 26 weeks of fiscal 2015 as a result of increased attendance at comparable theatres and a 10.1% increase in our average concession revenues per person compared to the first 26 weeks of fiscal 2015. The increase in our average concession revenues per person at comparable theatres contributed approximately $4.9 million, or approximately 66%, of the increase in our concession revenues during the first 26 weeks of the transition period compared to the first 26 weeks of fiscal 2015.

A change in concession product mix, including increased sales of non-traditional food and beverage items from our increased number of Take Five LoungeSM and Zaffiro’s® Express outlets, as well as select concession price increases introduced in mid-October 2014, were the primary reasons for our increased average concession sales per person during the second quarter and first 26 weeks of the transition period compared to the second quarter and first 26 weeks of fiscal 2015. In addition, the fact that two of our top three films during the first 13 weeks of the transition period were animated family movies (Inside Out and Minions), compared to a film slate during the first 13 weeks of fiscal 2015 that was lacking in strong family-oriented movies, also likely contributed to a greater increase in concession sales per person during the first 26 weeks of the transition period. These types of films typically result in stronger concession sales compared to more adult-oriented films. Other revenues increased during the second quarter and first 26 weeks of the transition period compared to the second quarter and first 26 weeks of fiscal 2015, due primarily to an increase in internet surcharge ticketing fees and advertising and marketing revenues.

Comparable theatre attendance decreased 3.6% during the second quarter of the transition period due primarily to a weaker film slate during the period compared to the second quarter of fiscal 2015. We also believe a combination of several additional factors contributed to this decrease in attendance. To position our theatre circuit to maximize the benefits of the release of Star Wars: The Force Awakens in December 2015, we had an unprecedented number of screens out of service as we continued to make major upgrades to selected theatres. A total of 17 of our largest auditoriums were out of service for varying portions of the second quarter of the transition period as we increased the number of UltraScreen DLX® and SuperScreen DLXSM premium large format screens in our circuit. In addition, another 15 screens were out of service at selected theatres for varying portions of the second quarter of the transition period as we added our spacious new DreamLounger electric all-recliner seating to additional theatres. We are very encouraged by the fact that we have returned to outperforming the industry in the weeks subsequent to the end of the second quarter of the transition period through the date of this report as we have reopened the impacted screens.

Comparable theatre attendance increased 5.7% during the first 26 weeks of the transition period compared to the first 26 weeks of fiscal 2015 due in part to a stronger film slate during the first 13 weeks of the transition period compared to the first 13 weeks of fiscal 2015. We also believe a combination of several additional factors contributed to this significant increase in attendance and our above-described industry outperformance for the first 26 weeks of the transition period. In addition to the $5 Tuesday promotion that continued to perform better than in fiscal 2015, our attendance was favorably impacted by increased attendance at 13 theatres that have added our spacious new DreamLounger electric all-recliner seating during the past two years. We also believe that we began to recognize the benefits of our customer loyalty program, introduced in March 2014, and which now has approximately 1.37 million members.

For the second quarter of the transition period, the majority of our decrease in box office receipts occurred during October and November, as only one of the last eight weeks of the period exceeded the comparable week during fiscal 2015. Our highest grossing films during the second quarter of the transition period included The Martian, The Hunger Games: Mockingjay - Part 2, Hotel Transylvania 2, Spectre and The Peanuts Movie. The film slate during the second quarter of the transition period was not as deep as the second quarter of fiscal 2015, as evidenced by the fact that our top five films during the second quarter of the transition period accounted for 40% of our total box office results compared to 35% for the top five films during the second quarter of fiscal 2015, both expressed as a percentage of the total box office receipts for the period.

Box office performance during the final five-week period of the transition period, including the important holiday period, significantly exceeded the box office performance from the comparable weeks of fiscal 2015, due primarily to the record performance of Star Wars: The Force Awakens. Additional top performing films during the final five-week period of the transition period included November holdovers The Hunger Games: Mockingjay - Part 2, The Good Dinosaur and Creed, as well as December releases such as Sisters, Alvin and the Chipmunks – the Road Chip, Daddy’s Home and Joy. Films scheduled to be released during the opening weeks of our fiscal 2016 first quarter that may also generate box office interest include The Revenant, The Hateful Eight, Ride Along 2, Kung Fu Panda 3, Deadpool and Zoolander 2. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We ended the second quarter of the transition period with a total of 664 company-owned screens in 52 theatres and 11 managed screens in two theatres, compared to a total of 674 company-owned screens in 53 theatres and 11 managed screens in two theatres at the end of the second quarter of fiscal 2015. We closed one six-screen budget-oriented theatre early in the second quarter of the transition period and we closed one seven-screen budget-oriented theatre in early December 2015.

We opened one new Take Five Lounge outlet and one Zaffiro’s Express lobby dining outlet during the second quarter of the transition period, and we opened two additional Zaffiro’s Express outlets in early December 2015, bringing our total number of each concept to 15 and 19, respectively. We also began construction on two additional Zaffiro’s Express outlets at existing theatres in early January 2016. In late November 2015, we completed construction on our 14th all-DreamLounger recliner seating theatre, representing approximately 29% of our first-run, company-owned theatres. Including our PLF auditoriums with recliner seating, we currently offer our DreamLounger recliner seating in approximately 35% of our first-run, company-owned screens – a percentage we believe to be the highest among the top theatre chains in the nation. We expect to complete the conversion of five additional theatres to DreamLounger recliner seating in March/April 2016. As noted above, we also completed the renovation of 17 existing screens into PLF auditoriums in late November/early December 2015, bringing our current totals to 19 UltraScreen DLX auditoriums, four traditional UltraScreens and 19 SuperScreen DLX auditoriums, meaning that we currently offer at least one PLF screen in approximately 61% of our first-run, company-owned theatres – once again a percentage we believe to be the highest percentage among the top theatre chains in the nation. We have also commenced construction of three new UltraScreen DLX auditoriums to be added to two existing theatres in March/April 2016.

Hotels and Resorts

The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the second quarter and first 26 weeks of the transition period and fiscal 2015 (in millions, except for variance percentage and operating margin):

	Second Quarter				First 26 Weeks
			Variance				Variance
	Trans. Pd.	F2015	Amt.	Pct.	Trans. Pd.	F2015	Amt.	Pct.
Revenues	$59.1	$59.6	$(0.5)	-0.9%	$124.8	$121.9	$2.9	2.4%
Operating income	7.6	5.7	1.9	33.1%	19.1	16.7	2.4	14.4%
Operating margin (% of revenues)	12.9%	9.6%			15.3%	13.7%

The 13-week period ending on the last Thursday in November (which, prior to the change in our fiscal year-end, comprised our second fiscal quarter) has historically been the second strongest period for our hotels and resorts division due to generally strong business and group travel during the fall months. Division revenues decreased during the second quarter of the transition period compared to the second quarter of fiscal 2015 due to the fact that we sold the Hotel Phillips in Kansas City, Missouri, in October 2015. Division revenues increased during the first 26 weeks of the transition period compared to the first 26 weeks of fiscal 2015 due primarily to increased food and beverage revenues and an increased average daily room rate. Division operating income and operating margins increased during both the second quarter and first 26 weeks of the transition period compared to the second quarter and first 26 weeks of fiscal 2015 due primarily to strong cost controls and reduced depreciation, in addition to the increased food and beverage revenues and increased average daily rate noted above.

The following table sets forth certain operating statistics for the second quarter and first 26 weeks of the transition period and fiscal 2015, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	Second Quarter(1)					First 26 Weeks(1)
			Variance					Variance
	Trans. Pd.	F2015	Amt.		Pct.	Trans. Pd.	F2015	Amt.		Pct.
Occupancy pct.	78.0%	78.8%	(0.8	)pts	-1.0%	80.6%	82.6%	(2.0	)pts	-2.4%
ADR	$151.40	$146.43	$4.97		3.4%	$156.63	$151.96	$4.67		3.1%
RevPAR	$118.14	$115.42	$2.72		2.4%	$126.16	$125.49	$0.67		0.5%

(1) These operating statistics represent averages of our eight distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at six of our eight comparable company-owned or majority-owned properties during the second quarter of the transition period and five of our eight comparable company-owned properties during the first 26 weeks of the transition period compared to the second quarter and first 26 weeks of fiscal 2015. According to data received from Smith Travel Research and compiled by us in order to evaluate our results for the second quarter and first 26 weeks of the transition period, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 5.9% and 4.3% during the second quarter and first 26 weeks of the transition period, respectively. We believe our RevPAR increases during the transition period do not match the United States results because of room supply growth in certain of our markets and the fact that our properties are predominately in Midwestern markets that have not experienced the greater ADR increases more prevalent in larger cities in other areas of the country. In fact, data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced an increase in RevPAR of 2.7% and 3.2%, respectively, during the second quarter and first 26 weeks of the transition period. Based upon that data, our hotels collectively performed generally in-line with their respective markets during the second quarter, and slightly underperformed during the first 26 weeks of the transition period.

We believe our RevPAR increase during the first 26 weeks of the transition period compared to the first 26 weeks of fiscal 2015 was negatively impacted by reduced occupancy from our group business customer segment in the first 13 weeks of the transition period, in addition to increases in room supply in certain of our markets. We believe the reduced group occupancy, primarily at two of our more group-oriented hotels, does not reflect a larger trend, but rather was related to difficult comparisons to the months of June and July in fiscal 2015 at those particular properties. We base that conclusion on the fact that our overall business improved significantly later in the summer and into the second quarter of the transition period and the fact that, as of the date of this report, our group room revenue bookings for future periods – something commonly referred to in the hotels and resorts industry as “group pace” – are ahead of our group room revenue bookings for future periods as of January 5, 2015.

An increase in our ADR offset our occupancy percentage declines during the second quarter and first 26 weeks of the transition period compared to the second quarter and first 26 weeks of fiscal 2015. We believe one of the best ways to increase our operating margins is to increase our ADR, and we continued to actively pursue that strategy during the second quarter of the transition period, even at the expense of reduced occupancy percentages in some cases. Our rebranded AC Hotel Chicago Downtown is an example of this strategy, as we continued to see significant increases in ADR at that property during the second quarter of the transition period. In addition, during the first 26 weeks of the transition period we made a decision at our largest revenue property, the Grand Geneva Resort & Spa, to focus on growing total hotel revenues through bookings that generate a higher ancillary spend, meaning that we sacrificed some room revenue dollars to achieve higher total spend throughout the resort. This particular strategy contributed to our increase in food and beverage revenues during the second quarter and first 26 weeks of the transition period compared to the second quarter and first 26 weeks of fiscal 2015. All eight of our comparable company-owned and operated hotels reported increased ADR during the second quarter of the transition period compared to the second quarter of fiscal 2015. Seven of our eight comparable company-owned and operated hotels reported increased ADR during the first 26 weeks of the transition period compared to the first 26 weeks of fiscal 2015.

We currently expect to report RevPAR increases that generally track the overall market trends in the remaining five-week period of the transition period and the first quarter of fiscal 2016. As noted above, we are encouraged by the fact that our group booking pace as of the date of this report is ahead of our group booking pace as of January 5, 2015. The new AC Hotel Chicago Downtown, while still ramping up, has shown good progress in booking activity through the date of this report and will have more favorable comparisons during the first half of fiscal 2016, coinciding with the renovation of that hotel during the comparable period during calendar 2015. Whether the current positive trends in the hotel industry as a whole continue depends in large part on the economic environment in which we operate, as hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product. We also continue to monitor hotel supply in our markets, as increased supply without a corresponding increase in demand may have a negative impact on our results.

During the first 13 weeks of the transition period, we purchased the SafeHouse® in Milwaukee, Wisconsin, adding another restaurant to our portfolio. In addition to adding the existing spy-themed Milwaukee restaurant to our operating results (contributing to our increased food and beverage revenues during the second quarter and first 26 weeks of the transition period), we are also exploring opportunities to expand this concept in the future.

In October 2015, we sold the Hotel Phillips in Kansas City, Missouri for $13.1 million of net proceeds. The Hotel Phillips was the smallest of our company-owned hotels, both in revenues and operating income. The sale is consistent with our strategy to continually evaluate each of our owned hotels to ensure we are maximizing shareholder value. We will continue to explore opportunities to monetize other existing owned hotels in the future. We will consider many factors as we execute this strategy, including income tax considerations, the ability to retain management, pricing and individual market considerations.

We recently expanded our hotel development team with the addition of a senior executive experienced in operations, business development, marketing, feasibility and valuation. The team has continued to aggressively pursue our strategy to add high-quality management contracts and source hotel investment opportunities. We have a number of potential growth opportunities that we are currently evaluating. The timing and nature of the opportunities may vary and include pure management contracts, management contracts with equity investments, and joint venture investments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $136 million of unused credit lines as of the end of the second quarter of the transition period, will be adequate to support the ongoing operational liquidity needs of our businesses during the next 12 months.

Financial Condition

Net cash provided by operating activities increased by $10.9 million to $46.1 million during the first 26 weeks of the transition period, compared to net cash provided by operating activities of $35.2 million during the first 26 weeks of fiscal 2015. The increase was due primarily to increased net earnings and the favorable timing in the collection of accounts and notes receivable and payment of other accrued liabilities, partially offset by the unfavorable timing of the payment of accounts payable and accrued compensation.

Net cash used in investing activities during the first 26 weeks of the transition period totaled $31.3 million, compared to $31.0 million during the first 26 weeks of fiscal 2015. An increase in capital expenditures was offset by an increase in proceeds from disposals of property, equipment and other assets, net of proceeds held by an intermediary during the first 26 weeks of the transition period. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $33.8 million during the first 26 weeks of the transition period compared to $27.0 million during the first 26 weeks of fiscal 2015. Approximately $3.2 million of our capital expenditures during the first 26 weeks of the transition period were related to the development of a new theatre that opened at the end of fiscal 2015. Other than in connection with our purchase of the SafeHouse during the first 13 weeks of the transition period, we did not incur any acquisition-related capital expenditures during the first 26 weeks of the transition period or fiscal 2015.

Cash capital expenditures during the first 26 weeks of the transition period included approximately $20.8 million incurred in our theatre division, including costs associated with the completion of several previously-described fiscal 2015 projects (our new Sun Prairie, Wisconsin theatre, DreamLounger recliner seating additions and new Take Five Lounge and Zaffiro’s Express outlets). We also incurred capital expenditures in our hotel division during the first 26 weeks of the transition period of approximately $9.9 million, including costs associated with the completion of the renovation of the AC Hotel Chicago Downtown in Chicago, Illinois and our acquisition of the SafeHouse. Cash capital expenditures during the first 26 weeks of fiscal 2015 included approximately $15.7 million incurred by our theatre division, including costs associated with the completion of several fiscal 2014 projects, newly started fiscal 2015 projects (DreamLounger recliner seating additions, UltraScreen DLX conversions and new Take Five Lounge and Zaffiro’s Express outlets) and approximately $2.6 million of costs related to the development of the new theatre in Sun Prairie, Wisconsin. We also incurred capital expenditures in our hotel division during the first 26 weeks of fiscal 2015 of approximately $9.9 million, including costs associated with the completion of the fiscal 2014 renovation of the tower guest rooms of the Pfister Hotel in Milwaukee, Wisconsin, completion of the renovation of The Cornhusker by Marriott in Lincoln, Nebraska, and the commencement of the conversion of our Chicago hotel into an AC Hotel by Marriott.

Net cash used in financing activities during the first 26 weeks of the transition period totaled $15.4 million compared to $2.0 million during the first 26 weeks of fiscal 2015. We used excess cash during both periods to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, we added $91.0 million of new short-term borrowings and we made $99.5 million of repayments on short-term borrowings during the first 26 weeks of the transition period (net decrease in borrowings on our credit facility of $8.5 million) compared to $67.0 million of new short-term borrowings added and $63.0 million of repayments on short-term borrowings made during the first 26 weeks of fiscal 2015 (net increase in borrowings on our credit facility of $4.0 million), accounting for the majority of the increase in net cash used in financing activities during the first 26 weeks of the transition period. Principal payments on long-term debt were $1.8 million during the first 26 weeks of the transition period compared to payments of $1.2 million during the first 26 weeks of fiscal 2015. Our debt-to-capitalization ratio was 0.40 at November 26, 2015 and 0.42 at our fiscal 2015 year-end.

We repurchased approximately 3,700 and 1,000 shares of our common stock in conjunction with the exercise of stock options during the first 26 weeks of the transition period and fiscal 2015, respectively. As of November 26, 2015, approximately 3.2 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. We expect that we will execute any future repurchases on the open market or in privately-negotiated transactions, depending upon a number of factors, including prevailing market conditions.

Dividend payments during the first 26 weeks of the transition period totaled $5.6 million compared to dividend payments of $5.1 million during the first 26 weeks of fiscal 2015. The increase in dividend payments was the result of a 10.5% increase in our regular quarterly dividend payment initiated during the fourth quarter of fiscal 2015. The Board of Directors has indicated that it plans to continue quarterly cash dividend payments in the future based on our new fiscal year. During the first 26 weeks of the transition period, we made distributions to noncontrolling interests of $505,000, compared to distributions of $958,000 during the first 26 weeks of fiscal 2015.

We believe our total capital expenditures for the transition period may approximate $40-45 million, depending upon the timing of payments on several of the various projects incurred by our two divisions. Some of the payments on projects undertaken during the transition period may carry over to fiscal year 2016. The actual timing and extent of the implementation of all of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends, and the availability of attractive opportunities. We expect that our plans will continue to evolve and change in response to these and other factors.

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

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 28, 2015. No material change to such risk factors has occurred during the 26 weeks ended November 26, 2015.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
August 28 – September 24	-	$-	-	3,235,816
September 25 – October 29	3,669	20.55	3,669	3,232,147
October 30 – November 26	-	-	-	3,232,147
Total	3,669	$20.55	3,669	3,232,147

(1)	Through November 26, 2015, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of November 26, 2015, we had repurchased approximately 8.5 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

3.1	Amendment to By-Laws of The Marcus Corporation. [Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated October 15, 2015.]

3.2	By-Laws of The Marcus Corporation, as amended. [Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated October 15, 2015.]

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from The Marcus Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: January 5, 2016	By:	/s/ Gregory S. Marcus
Gregory S. Marcus President and Chief Executive Officer

DATE: January 5, 2016	By:	/s/ Douglas A. Neis
Douglas A. Neis Chief Financial Officer and Treasurer

S-1