Form 10-KT
period 2015-12-31
MARCUS CORP
filed 2016-03-15
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ___________

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from May 29, 2015 to December 31, 2015

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the registrant’s common equity held by non-affiliates as of November 26, 2015 was approximately $355,914,886. This value includes all shares of the registrant’s common stock, except for treasury shares and shares beneficially owned by the registrant’s directors and executive officers listed in Part I below.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding at February 29, 2016 – 18,727,154

Class B common stock outstanding at February 29, 2016 – 8,710,972

Portions of the registrant’s definitive Proxy Statement for its 2016 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of the 31-week transition period ended December 31, 2015, will be incorporated by reference into Part III to the extent indicated therein upon such filing.

PART I

Explanatory Note Regarding the Transition Report

In October 2015, we elected to change our fiscal year from the last Thursday in May to the last Thursday in December. As a result, this report on Form 10-K is a transition report (the “Transition Report”) and includes financial information for the transition period from May 29, 2015 through December 31, 2015. Subsequent to this Transition Report, our reports on Form 10-K will cover the period beginning on the day after the last Thursday in December and ending on the last Thursday in the subsequent December, which will be our fiscal year. We refer in this Transition Report to the period beginning on May 29, 2015 and ended on December 31, 2015 as the “Transition Period.” We refer in this Transition Report to the period beginning on May 30, 2014 and ended on May 28, 2015 as “fiscal 2015,” the period beginning on May 31, 2013 and ended on May 29, 2014 as “fiscal 2014” and the period beginning on June 1, 2012 and ended on May 30, 2013 as “fiscal 2013.” We refer to the period beginning on January 1, 2016 and ending on December 29, 2016 as “fiscal 2016.” In this Transition Report, we compare financial results for the Transition Period, which are audited, with the financial results for the 30-week period ended December 25, 2014, which are unaudited. We also compare the financial results for fiscal 2015, fiscal 2014 and fiscal 2013, which are audited.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Transition Report on Form 10-K and the accompanying annual report to shareholders, particularly in the Shareholders’ Letter and Management’s Discussion and Analysis, are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division, as well as other industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (2) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (3) the effects on our occupancy and room rates of the relative industry supply of available rooms at comparable lodging facilities in our markets; (4) the effects of competitive conditions in our markets; (5) our ability to achieve expected benefits and performance from our strategic initiatives and acquisitions; (6) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, impairment losses, and preopening and start-up costs due to the capital intensive nature of our businesses; (7) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (8) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; and (9) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States or other incidents of violence in public venues such as hotels and movie theatres. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-K and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.	Business.

General

We are engaged primarily in two business segments: movie theatres and hotels and resorts.

As of December 31, 2015, our theatre operations included 53 movie theatres with 668 screens throughout Wisconsin, Illinois, Iowa, Minnesota, Nebraska, North Dakota and Ohio, including two movie theatres with 11 screens in Wisconsin and Nebraska owned by third parties and managed by us. We also operate a family entertainment center, Funset Boulevard, that is adjacent to one of our theatres in Appleton, Wisconsin. As of the date of this Transition Report, we are the 5th largest theatre circuit in the United States.

As of December 31, 2015, our hotels and resorts operations included eight wholly-owned or majority-owned and operated hotels and resorts in Wisconsin, Illinois, Nebraska and Oklahoma. We also managed 11 hotels, resorts and other properties for third parties in Wisconsin, California, Georgia, Minnesota, Nevada, Florida and Texas. As of December 31, 2015, we owned or managed approximately 4,994 hotel and resort rooms.

Both of these business segments are discussed in detail below. For information regarding the revenues, operating income or loss, assets and certain other financial information of these segments for the Transition Period and the last three fiscal years, please see our Consolidated Financial Statements and the accompanying Note 12 in Part II below.

Strategic Plans

Please see our discussion under “Current Plans” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Theatre Operations

At the end of the Transition Period, we owned or operated 53 movie theatre locations with a total of 668 screens in Wisconsin, Illinois, Iowa, Minnesota, Nebraska, North Dakota and Ohio. We averaged 12.6 screens per location at the end of the Transition Period, compared to 12.4 screens per location at the end of fiscal 2015 and 12.5 screens per location at the end of fiscal 2013 and 2014. Included in the Transition Period, fiscal 2015, fiscal 2014 and fiscal 2013 totals are two theatres with 11 screens that we manage for other owners. Our 51 company-owned facilities include 34 megaplex theatres (12 or more screens), representing approximately 77% of our total screens, 16 multiplex theatres (two to 11 screens) and one single-screen theatre. At the end of the Transition Period, we operated 653 first-run screens, 11 of which we operated under management contracts, and 15 budget-oriented screens.

We have invested over $115 million to further enhance the movie-going experience and amenities in new and existing theatres over the last two fiscal years and the Transition Period, with more investments planned for fiscal 2016. These investments include:

New theatres. Late in our fiscal 2015 fourth quarter, we opened our newest theatre, the Marcus Palace Cinema, in Sun Prairie, Wisconsin. Replacing an existing nearby theatre in Madison, Wisconsin, this new 12-screen theatre features all-reserved DreamLoungerSM recliner seating in every auditorium, two UltraScreen DLX® auditoriums, four Big Screen BistroSM in-theatre dining auditoriums, a Zaffiro’s® Express and a Take FiveSM Lounge. Initial customer response to this new location has exceeded our expectations and we recently announced plans for two additional screens at this location. During fiscal 2016, we expect to purchase land and begin construction on another replacement theatre in a different market, and we are looking for additional sites for new locations. In addition, we are currently in the process of purchasing land and preparing to begin construction on our first stand-alone all in-theatre dining location. We currently expect both locations to open in early fiscal 2017. In addition to building new theatres, we believe acquisitions of existing theatres or theatre circuits may also be a viable growth strategy for us. Over one-third of our current circuit was acquired over the past eight years, and we have engaged third-party assistance to actively help us seek additional potential acquisitions in the future.

DreamLounger recliner additions. These luxurious, state-of-the-art recliners allow guests to go from upright to a full-recline position in seconds. These seat changes require full auditorium remodels to accommodate the necessary 84 inches of legroom, resulting in the loss of approximately 50% of the existing traditional seats in an average auditorium. To date, the addition of DreamLoungers has significantly increased attendance at each applicable theatre, outperforming nearby competitive theatres as well as growing the overall market attendance in most cases. We added DreamLounger recliner seats to two more existing theatres during the Transition Period. As a result, as of December 31, 2015, we offered all-DreamLounger recliner seating in 14 theatres, representing approximately 29% of our company-owned, first-run theatres. Including our premium, large format (PLF) auditoriums with recliner seating, at the end of the Transition Period, we offered our DreamLounger recliner seating in approximately 35% of our company-owned, first-run screens, a percentage we believe to be the highest among the top theatre chains in the nation. We expect to complete the conversion of five additional theatres to DreamLounger recliner seating in March/April 2016, increasing our percentage of theatres with all-DreamLounger recliner seating to approximately 39% and our percentage of company-owned, first-run screens with DreamLounger recliner seating to over 45%. We are currently evaluating opportunities to add our DreamLounger premium seating to two or three additional existing theatres during fiscal 2016, in addition to the two new fiscal 2017 theatres described above.

UltraScreen DLX and SuperScreen DLXSM (DreamLounger eXperience) conversions. We introduced one of the first PLF presentations to the industry when we rolled out our proprietary UltraScreen® concept in 1999. During fiscal 2014, we introduced our UltraScreen DLX concept by combining our premium, large-format presentation with DreamLounger recliner seating and Dolby® Atmos™ immersive sound to elevate the movie-going experience for our guests. During the Transition Period, we completed the renovation of 17 existing screens into PLF auditoriums. As of December 31, 2015, we had 19 UltraScreen DLX auditoriums, four traditional UltraScreens and 19 SuperScreen DLX auditoriums (slightly smaller screen than an UltraScreen but with the same DreamLounger seating and Dolby Atmos sound – a PLF presentation designed for smaller markets). In late February 2016, we completed construction of two new UltraScreen DLX auditoriums added to an existing theatre, meaning that, as of the date of this report, we currently offer at least one PLF screen in approximately 63% of our first-run, company-owned theatres – once again a percentage we believe to be the highest percentage among the largest theatre chains in the nation. Our PLF screens generally have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens, and we charge a premium price to our guests for this experience. We are currently evaluating opportunities to convert one additional UltraScreen DLX auditorium and additional SuperScreen DLX auditoriums during fiscal 2016, in addition to several PLF auditoriums planned for the two new fiscal 2017 theatres described above.

Signature cocktail and dining concepts. We continue to further enhance our food and beverage offerings within our existing theatres. We believe our 50-plus years of food and beverage experience in the hotel and restaurant businesses provides us with a unique advantage and expertise that we can leverage to further grow revenues in this area. The concepts we are currently expanding include:

i	Take Five Lounge and Take Five Express – these full-service bars offer an inviting atmosphere and a chef-inspired dining menu, along with a complete selection of cocktails, locally-brewed beers and wines. We opened two new Take Five Lounge outlets during the Transition Period, increasing our number of theatres with this concept or our Take Five Express concept to 15, representing approximately 31% of our company-owned, first-run theatres. We are currently evaluating opportunities to add up to three additional Take Five Lounge or Take Five Express outlets during the second half of fiscal 2016, in addition to the two new fiscal 2017 theatres described above.

i	Zaffiro’s Express – these outlets offer lobby dining that includes appetizers, sandwiches, salads, desserts and our signature Zaffiro’s THINCREDIBLE® handmade thin-crust pizza. In select locations without a Take Five Lounge outlet, we offer beer and wine at the Zaffiro’s Express outlet. We opened five new Zaffiro’s Express outlets during the Transition Period, increasing our number of theatres with this concept to 19, representing approximately 39% of our company-owned, first-run theatres. We also operate one Hollywood Café, three Zaffiro’s Pizzeria and Bar full-service restaurants, as well as one Reel Sizzle® counter griddle outlet, featuring burgers, chicken sandwiches and tenders, along with ice cream and shakes. We currently have one Zaffiro’s Express outlet and two Reel Sizzle outlets under construction and scheduled to open during the second quarter of fiscal 2016. We are currently evaluating opportunities to add up to five additional Zaffiro’s Express outlets during the second half of fiscal 2016.

i	Big Screen Bistro – this concept offers full-service, in-theatre dining with a complete menu of drinks and chef-prepared salads, sandwiches, entrées and desserts. During fiscal 2015, we added this concept to ten screens at three separate locations, including the new Palace Cinema in Sun Prairie, Wisconsin, increasing our number of theatres and screens with this concept to six and 21, respectively (including one theatre and five screens managed for another owner). In addition to our above-described plans to build our first stand-alone all in-theatre dining location with up to eight screens, we plan to evaluate additional opportunities to expand this concept in the future.

We rolled out a “$5 Tuesday” promotion at every theatre in our circuit in mid-November 2013. Coupled with a free 44-oz popcorn for everyone for the first five months of the program (subsequently offered only to our loyalty program members) and an aggressive marketing campaign, our goal was to increase overall attendance by reaching mid-week value customers who may have reduced their movie-going frequency or stopped going to the movies because of price. We have seen our Tuesday attendance increase dramatically since the introduction of the $5 Tuesday promotion, as attendance continued to grow during the second year of the promotion. We believe this promotion has created another “weekend” day for us, without adversely impacting the movie-going habits of our regular weekend customers. We also offer a “$5 Student Thursday” promotion at 25 locations that has been well received by that particular customer segment.

We launched a new, what we believe to be best-in-class, customer loyalty program called Magical Movie Rewards® on March 30, 2014. Designed to enhance the movie-going experience for our customers, the response to this program has exceeded our expectations. We currently have more than 1.4 million members enrolled in the program. More than 40% of all transactions in our theatres since program inception have been completed by registered members of the loyalty program. The program allows members to earn points for each dollar spent and access special offers only available to members. The rewards are redeemable at the box office, concession stand or at the many Marcus Theatres food and beverage venues. In addition, we have partnered with Movio, a global leader in data analysis for the cinema industry, in order to allow more targeted communication with our loyalty members. The software provides us with insight into customer preferences, attendance habits and general demographics, which will help us deliver customized communication to our members. In turn, members of this program can enjoy and plan for a more personalized movie-going experience. The program also gives us the ability to cost effectively promote non-traditional programming, particularly during non-peak time periods. We believe that this will result in increased movie-going frequency, more frequent visits to the concession stand, increased loyalty to Marcus Theatres and ultimately, improved operating results.

The addition of digital technology throughout our circuit (we offer digital cinema projection on 100% of our first-run screens) has provided us with additional opportunities to obtain non-motion picture programming from other new and existing content providers, including live and pre-recorded performances of the Metropolitan Opera, as well as sports, music and other events, at many of our locations. We offer weekday alternate programming at many of our theatres across our circuit. These programs include classic movies, live performances, comedy shows and children’s performances. In January 2014, we launched a program called Indie Focus that we now offer at multiple theatres across our circuit. The program offers customers the opportunity to view high quality art and independent films at theatres throughout our circuit. In addition, we offer Bollywood and Hispanic film product at select theatres, along with a Reel Movies for Real Needs program that provides a sensory sensitive environment (lower sound and lights up) for guests with special needs.

Revenues for the theatre business, and the motion picture industry in general, are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. Consistent with prior periods in which blockbusters accounted for a significant portion of our total box office receipts, our top 15 performing films accounted for 58% of our Transition Period box office receipts, compared to 50% during the comparable period of fiscal 2015. The following five Transition Period films accounted for over 35% of our total box office and produced the greatest box office receipts for our circuit: Star Wars: The Force Awakens, Jurassic World, Inside Out, Minions and The Hunger Games: Mockingjay – Part 2.

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

We have a master license agreement with a subsidiary of Cinedigm Digital Cinema Corp. to deploy digital cinema systems in the majority of our company-owned theatre locations. Under the terms of the agreement, Cinedigm’s subsidiary purchased the digital projection systems and licensed them to us under a long-term arrangement. The costs to deploy this new technology are being covered primarily through the payment of virtual print fees from studios to our selected implementation company, Cinedigm. Our goals from digital cinema include delivering an improved film presentation to our guests, increasing scheduling flexibility, providing a platform for additional 3D presentations as needed, as well as maximizing the opportunities for alternate programming that may be available with this technology. As of December 31, 2015, we offered digital projection systems at 100% of our first-run screens, including all UltraScreens. As of December 31, 2015, 205 screens, or 31% of our first-run screens, were equipped to show films in digital 3D, including the vast majority of our UltraScreens. There are approximately 36 3D films scheduled for release during fiscal 2016, with more possibly announced at a later date, compared to 17 and 25 digital 3D films that were played in our theatres during the Transition Period and fiscal 2015, respectively.

We sell food and beverage concessions in all of our movie theatres. We believe that a wide variety of food and beverage items, properly merchandised, increases concession revenue per patron. Although popcorn and soda remain the traditional favorites with moviegoers, we continue to upgrade our available concessions by offering varied choices. For example, some of our theatres offer hot dogs, pizza, ice cream, pretzel bites, frozen yogurt, coffee, mineral water and juices. We have also added self-serve soft drink dispensers and grab-and-go candy, frozen treat and bottled drink kiosks to many of our theatres. In recent years, we have added signature cocktail and dining concepts as described above. The response to our new food and beverage offerings has been positive, and we have plans to expand these food and beverage concepts at additional locations in the future.

We have a variety of ancillary revenue sources in our theatres, with the largest related to the sale of pre-show and lobby advertising (through our current advertising provider, Screenvision). We also obtain ancillary revenues from corporate and group meeting sales, sponsorships, internet surcharge fees and alternate auditorium uses. We continue to pursue additional strategies to increase our ancillary revenue sources.

We also own a family entertainment center, Funset Boulevard, adjacent to our 14-screen movie theatre in Appleton, Wisconsin. Funset Boulevard features a 40,000 square foot Hollywood-themed indoor amusement facility that includes a restaurant, party room, laser tag center, virtual reality games, arcade, outdoor miniature golf course and batting cages.

Hotels and Resorts Operations

Owned and Operated Hotels and Resorts

The Pfister® Hotel

We own and operate The Pfister Hotel, which is located in downtown Milwaukee, Wisconsin. The Pfister Hotel is a full-service luxury hotel and has 307 guest rooms (including 71 luxury suites), two restaurants, three cocktail lounges and a 275-car parking ramp. The Pfister also has 25,000 square feet of banquet and convention facilities. The Pfister’s banquet and meeting rooms accommodate up to 3,000 people, and the hotel features two large ballrooms, including one of the largest ballrooms in the Milwaukee metropolitan area, with banquet seating for 900 people. A portion of The Pfister’s first-floor space is currently being used as the Pfister Pop-up Art Gallery with rotating exhibits. In fiscal 2014, we celebrated The Pfister’s 120th anniversary. In January 2016, The Pfister Hotel earned its 40th consecutive AAA Four Diamond Award from the American Automobile Association, which represents every year the award has been in existence. In June 2015, TripAdvisor awarded The Pfister the TripAdvisor® 2015 Certificate of Excellence. In fiscal 2014, The Pfister earned recognition as the Best Hotel in Milwaukee by U.S. News & World Report. The Pfister is a member of Preferred Hotels and Resorts, an organization of independent luxury hotels and resorts, and Historic Hotels of America. The Pfister has a signature restaurant named the Mason Street Grill, as well as a state-of-the-art WELL Spa® + Salon. In May 2013, we completed a renovation of the 23rd floor of this historic hotel that included an exclusive Pfister VIP Club Lounge and a high-tech executive boardroom. In May 2014, we completed a renovation of the 176-room modern tower of The Pfister. As part of the renovation, we introduced two new club floors with added personalized conveniences and services that include access to the new Pfister VIP Club Lounge.

The Hilton Milwaukee City Center

We own and operate the 729-room Hilton Milwaukee City Center. Several aspects of Hilton’s franchise program have benefited this hotel, including Hilton’s international centralized reservation and marketing system, advertising cooperatives and frequent stay programs. The hotel has two cocktail lounges, three restaurants and an 870-car parking ramp. In January 2016, the Hilton Milwaukee City Center earned its sixth consecutive AAA Four Diamond Award from the American Automobile Association. In June 2015, TripAdvisor awarded Hilton Milwaukee City Center the TripAdvisor® 2015 Certificate of Excellence. In May 2013, we renovated and reintroduced the first of our new Miller Time® Pub & Grill restaurants at this hotel.

Hilton Madison at Monona Terrace

We own and operate the 240-room Hilton Madison at Monona Terrace in Madison, Wisconsin. The Hilton Madison, which also benefits from the aspects of Hilton’s franchise program noted above, is connected by skywalk to the Monona Terrace Community and Convention Center, has four meeting rooms totaling 2,400 square feet, an indoor swimming pool, a fitness center, a lounge and a restaurant. In June 2015, TripAdvisor awarded Hilton Madison at Monona Terrace the TripAdvisor® 2015 Certificate of Excellence. We celebrated the Hilton Madison’s 15th anniversary this fiscal year.

The Grand Geneva® Resort & Spa

We own and operate the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin. This full-facility destination resort is located on 1,300 acres and includes 355 guest rooms, over 60,000 square feet of banquet, meeting and exhibit space, over 13,000 square feet of ballroom space, three specialty restaurants, two cocktail lounges, two championship golf courses, a ski hill, indoor and outdoor tennis courts, three swimming pools, a spa and fitness complex, horse stables and an on-site airport. In January 2016, the Grand Geneva Resort & Spa earned its 19th consecutive AAA Four Diamond Award from the American Automobile Association. In June 2015, TripAdvisor awarded the Grand Geneva Resort & Spa the TripAdvisor® 2015 Certificate of Excellence. In May 2013, we opened an exclusive Geneva Club Lounge as an added amenity for our guests.

InterContinental Milwaukee

We own and operate the InterContinental Milwaukee in Milwaukee, Wisconsin. The InterContinental Milwaukee has 220 rooms, 12,000 square feet of flexible banquet and meeting space, on-site parking, a fitness center, a restaurant and a lounge and is located in the heart of Milwaukee’s theatre and financial district.

Skirvin Hilton

We are the principal equity partner and operator of The Skirvin Hilton hotel in Oklahoma City, Oklahoma, the oldest hotel in Oklahoma. This historic hotel has 225 rooms, including 20 one-bedroom suites and one Presidential Suite. The Skirvin Hilton benefits from the aspects of Hilton’s franchise program noted above and has a restaurant, lounge, fitness center, indoor swimming pool, business center and approximately 18,500 square feet of meeting space. In January 2016, The Skirvin Hilton earned its 10th consecutive AAA Four Diamond Award from the American Automobile Association. In fiscal 2013 and fiscal 2014, The Skirvin Hilton earned recognition as the Best Hotel in Oklahoma City and in the State of Oklahoma by U.S. News & World Report. Our equity interest in this hotel was 60% as of December 31, 2015. In June 2015, TripAdvisor awarded The Skirvin Hilton the TripAdvisor® 2015 Certificate of Excellence.

AC Hotel Chicago Downtown

Pursuant to a long-term lease, we operate the AC Hotel Chicago Downtown, a 226-room hotel in Chicago, Illinois. Formerly operated as a Four Points by Sheraton, during fiscal 2015 we initiated a major renovation and conversion of this hotel, officially opening it as the fourth AC Hotel by Marriott branded property in the U.S. in June 2015. Located in the heart of Chicago’s shopping, dining and entertainment district, the AC Hotel by Marriott lifestyle brand targets the millennial traveler searching for a design-led hotel in a vibrant location with high-quality service. The AC Hotel Chicago Downtown features urban, simplistic and clean designs with European aesthetics and elegance, the latest technology and communal function spaces. Amenities include the AC Lounge, a bar area with cocktails, craft beers, wine and tapas, the AC Kitchen, serving a European-inspired breakfast menu, and the AC Library, a collaborative space with communal tables and self-service business center located just off the main lobby. The AC Hotel Chicago Downtown also features an indoor swimming pool, fitness room, 3,000 square feet of meeting space and an on-site parking facility. The hotel has space available to be leased to area restaurants.

The Lincoln Marriott Cornhusker Hotel

We are a 73% majority owner of a joint venture in The Lincoln Marriott Cornhusker Hotel in downtown Lincoln, Nebraska. We renamed the property in 2015 to be more visible in online market searches. The Lincoln Marriott Cornhusker Hotel is a 300-room, full-service hotel with 45,600 square feet of meeting space. The Cornhusker Office Plaza is a seven-story building with a total of 85,592 square feet of net leasable office space. The office building is connected to the hotel by a three-story atrium that is used for local events and exhibits. In September 2014, we completed a major renovation in which we renovated the entire hotel, including the lobby, all guest rooms and meeting space. Also as a part of this renovation, we opened our second Miller Time Pub & Grill. In November 2014, we were awarded the Business Leadership Award by The Downtown Lincoln Association, as part of its annual Impact Awards program for recent investment commitments to the city of Lincoln, Nebraska.

Managed Hotels, Resorts and Other Properties

We also manage hotels, resorts and other properties for third parties, typically under long-term management agreements. Revenues from these management contracts may include both base management fees, often in the form of a fixed percentage of defined revenues, and incentive management fees, typically calculated based upon defined profit performance. We may also earn fees for technical and preopening services before a property opens, as well as for ongoing accounting and technology services.

We manage the Crowne Plaza-Northstar Hotel in Minneapolis, Minnesota. The Crowne Plaza-Northstar Hotel is located in downtown Minneapolis and has 222 guest rooms, 12 meeting rooms, 10,000 square feet of meeting space, an outdoor Skygarden for group events, a restaurant, a cocktail lounge and an exercise facility.

We manage The Garland hotel in North Hollywood, California. The Garland hotel has 255 recently renovated guest rooms, including 12 suites, meeting space for up to 600, including an amphitheater and ballroom, an outdoor swimming pool and lighted tennis courts. The mission-style hotel is located on seven acres near Universal Studios. In June 2015, TripAdvisor awarded The Garland the TripAdvisor® 2015 Certificate of Excellence.

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

We manage the Hilton Minneapolis/Bloomington in Bloomington, Minnesota. This “business class” hotel offers 257 rooms, an indoor swimming pool, a club level, a fitness center, a business center and 9,217 square feet of meeting space. In June 2015, TripAdvisor awarded Hilton Minneapolis/Bloomington the TripAdvisor® 2015 Certificate of Excellence.

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

We manage and own a 15% minority equity interest in the Sheraton Madison Hotel in Madison, Wisconsin. The Sheraton Madison features 239 rooms and suites, an indoor heated swimming pool, whirlpool, fitness center, a restaurant, lounge and 17,550 square feet of meeting space. The hotel is adjacent to the Alliant Energy Center, which includes more than 150,000 square feet of exhibit space, and is located approximately 1.5 miles from the Monona Terrace Convention Center, the city’s convention center facility.

We own an 11% minority interest and serve as manager of The Westin® Atlanta Perimeter North in Atlanta, Georgia. The Westin® Atlanta Perimeter North is a 372-room hotel with 20,000 square feet of meeting space, a restaurant, lounge, business center, fitness center, gift shop and outdoor pool, and 338 parking spaces. Upon its acquisition of the hotel, the joint venture commenced a significant renovation to the guest rooms and public space of this hotel, which was completed in summer 2014 except for the redesign and launch of a new Southern-inspired, farm-to-table brasserie restaurant, which was completed in fall 2014. The renovation included a new 20,000 square-foot event space, as well as the addition of two new boardrooms. The renovation also included the opening of a Westin Executive Club Lounge. The Westin® Atlanta Perimeter North is currently the top-rated hotel on TripAdvisor in Sandy Springs, Georgia.

In November 2014, we assumed management and acquired a 10% interest in The Hotel Zamora and Castile Restaurant in St. Pete Beach, Florida. The Hotel Zamora and Castile Restaurant, a boutique luxury property overlooking the Intracoastal Waterway and the Gulf of Mexico, opened in June 2014 and was named one of nine great new U.S. beach hotels by CNN in August 2014. The hotel offers 72 luxurious guest rooms, including 22 two-bedroom suites, and 9,000 square feet of meeting space, including one of the most scenic rooftops in Florida. In late February 2016, we ceased management of this hotel and sold one-half of our minority ownership interest in the property, with the remaining interest expected to be sold during the next two years.

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

We manage the Platinum Hotel & Spa, a condominium hotel in Las Vegas, Nevada just off the Las Vegas Strip, and own the hotel’s public space. The Platinum Hotel & Spa has 255 one and two-bedroom suites. This non-gaming, non-smoking hotel also has an on-site restaurant, lounge, spa and 14,897 square feet of meeting space, including 6,336 square feet of outdoor space. In June 2015, TripAdvisor awarded the Platinum Hotel & Spa the TripAdvisor® 2015 Certificate of Excellence. We own 16 previously unsold condominium units at the Platinum Hotel & Spa.

In October 2015, we completed the sale of the Hotel Phillips, a 217-room historic, landmark hotel in Kansas City, Missouri, which we had previously successfully owned and operated for 14 years.

In June 2015, we purchased the Safehouse® in Milwaukee, Wisconsin, adding another restaurant brand to our portfolio.  The Safehouse is an iconic, spy-themed restaurant and bar that has operated in Milwaukee for nearly 50 years.  We recently completed a significant renovation of the Safehouse, and we are currently exploring opportunities to expand this concept in the future, including one new location on which we may commence construction during fiscal 2016.

During the Transition Period, we became a minority investor and manager of the new Capitol District Marriott Hotel currently under construction in Omaha, Nebraska. We are currently providing technical consulting and pre-opening services during the construction phase, with the hotel currently scheduled to open in late fiscal 2017.

We earn ancillary revenue from the catering business of Marcus® Hotels & Resorts. For instance, Marcus Hotels & Resorts was the backstage caterer for those performing at the Marcus Amphitheater during the Summerfest festival in Milwaukee, Wisconsin in the Transition Period. Marcus Hotels & Resorts is one of the largest caterers in Wisconsin and has catered other major events, such as Milwaukee IndyFest and the Milwaukee Air & Water Show.

In 2015, TripAdvisor® awarded 10 of our restaurants and lounges its Certificate of Excellence. These included: the Blu Bar & Lounge, Café at the Pfister, Capitol ChopHouse®, Geneva ChopHouse®, Kil@wat, Mason Street Grill, Milwaukee ChopHouse®, Park Avenue Grill, Ristoranté Brissago and The Front Yard.

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

Seasonality

Our theatre division has typically produced its strongest operating results in the summer months and its second strongest operating results during the winter months, depending upon the quantity and quality of films released during the Thanksgiving to Christmas period. Our hotels and resorts division has historically produced its strongest results during the summer months and weakest results during the winter months due to the effects of increased and reduced travel at our predominantly Midwestern portfolio of owned properties. Overall, as a result of the change in our fiscal year, we currently expect our second and third fiscal quarters to produce our strongest operating results.

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

Employees

As of December 31, 2015, we had approximately 7,000 employees, approximately 57% of whom were employed on a variable or part-time basis. A number of our (1) hotel employees at the Crowne Plaza Northstar in Minneapolis, Minnesota are covered by a collective bargaining agreement that expires on April 30, 2019; (2) operating engineers at the Hilton Milwaukee City Center and The Pfister Hotel are covered by collective bargaining agreements that expire on December 31, 2016 and April 30, 2017, respectively; (3) hotel employees at the Hilton Milwaukee City Center and The Pfister Hotel are covered by a collective bargaining agreement that expired on February 14, 2016 and are operating under the terms of the old agreement on a day-to-day basis; and (4) painters in the Hilton Milwaukee City Center and The Pfister Hotel are covered by a collective bargaining agreement that expires on May 31, 2018.

As of the end of the Transition Period, approximately 8% of our employees were covered by a collective bargaining agreement, of which approximately 75% were covered by an agreement that will expire within one year.

Website Information and Other Access to Corporate Documents

Our corporate website is www.marcuscorp.com. All of our Form 10-Ks, Form 10-Qs and Form 8-Ks, and amendments thereto, are available on this website as soon as practicable after they have been filed with the SEC. We are not including the information contained on our website as part of, or incorporating it by reference into, this Transition Report. In addition, our corporate governance guidelines and the charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are available on our website. If you would like us to mail you a copy of our corporate governance guidelines or a committee charter, please contact Thomas F. Kissinger, Senior Executive Vice President, General Counsel and Secretary, The Marcus Corporation, 100 East Wisconsin Avenue, Suite 1900, Milwaukee, Wisconsin 53202-4125.

Item 1A. Risk Factors.

The following risk factors and other information included in this Transition Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

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

Our Properties are Subject to Risks Relating to Acts of God, Terrorist Activity and War and Any Such Event May Adversely Affect Our Financial Results.

Acts of God, natural disasters, war (including the potential for war), terrorist activity (including threats of terrorist activity), incidents of violence in public venues such as hotels and movie theatres, epidemics (such as SARs, bird flu and swine flu), travel-related accidents, as well as political unrest and other forms of civil strife and geopolitical uncertainty may adversely affect the lodging and movie exhibition industries and our results of operations. Terrorism or other similar incidents may significantly impact business and leisure travel or consumer choices regarding out-of-home entertainment options and consequently demand for hotel rooms or movie theatre attendance may suffer. In addition, inadequate preparedness, contingency planning, insurance coverage or recovery capability in relation to a major incident or crisis may prevent operational continuity and consequently impact the reputation of our businesses.

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

In the future, due to our change to a December fiscal year-end, we expect our first fiscal quarter will likely produce the weakest consolidated operating results due primarily to the effects of reduced travel during the winter months in our hotels and resorts division. We expect our second and third fiscal quarters to produce our strongest operating results because these periods coincide with the typical summer seasonality of the movie theatre industry and the summer strength of the lodging business. Due to the fact that the week between Christmas and New Year’s Eve is historically one of the strongest weeks of the year for our theatre division, we expect that the specific timing of the last Thursday in December will have an impact on the results of our fiscal first and fourth quarters in that division, particularly when we have a 53-week year.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We own the real estate of a substantial portion of our facilities, including, as of December 31, 2015, The Pfister Hotel, the Hilton Milwaukee City Center, the Hilton Madison at Monona Terrace, the Grand Geneva Resort & Spa, the InterContinental Milwaukee, The Skirvin Hilton (majority ownership), The Lincoln Marriott Cornhusker Hotel (majority ownership) and the majority of our theatres. We lease the remainder of our facilities. As of December 31, 2015, we also managed three hotels for joint ventures in which we have a minority interest and eight hotels, resorts and other properties and two theatres that are owned by third parties. Additionally, we own properties acquired for the future construction and operation of new facilities. All of our properties are suitably maintained and adequately utilized to cover the respective business segment served.

Our owned, leased and managed properties are summarized, as of December 31, 2015, in the following table:

Business Segment	Total Number of Facilities in Operation	Owned(1)	Leased from Unrelated Parties(2)	Managed for Related Parties	Managed for Unrelated Parties(2)
Theatres:
Movie Theatres	53	44	7	0	2
Family Entertainment Center	1	1	0	0	0
Hotels and Resorts:
Hotels	16	6	1	3	6
Resorts	2	1	0	0	1
Other Properties(3)	2	0	1	0	1
Total	74	52	9	3	10

(1)	Six of the movie theatres are on land leased from unrelated parties. Two of the hotels are owned by joint ventures in which we are the principal equity partner (60% and 73% as of December 31, 2015).

(2)	The seven theatres leased from unrelated parties have a total of 79 screens, and the two theatres managed for unrelated parties have a total of 11 screens. One UltraScreen adjacent to an owned theatre is leased from an unrelated party.

(3)	Includes a vacation ownership development adjacent to the Grand Geneva Resort & Spa owned by Orange Lake Resort & Country Club of Orlando, Florida for which we provide hospitality management services, and the SafeHouse® restaurant located in Milwaukee, Wisconsin, which we lease from an unrelated party and which is managed by our hotels and resorts division.

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

EXECUTIVE OFFICERS OF THE COMPANY

Each of our executive officers is identified below together with information about each officer’s age, position and employment history for at least the past five years:

Name	Position	Age
Stephen H. Marcus	Chairman of the Board	80
Gregory S. Marcus	President and Chief Executive Officer	51
Thomas F. Kissinger	Senior Executive Vice President, General Counsel and Secretary	55
Douglas A. Neis	Chief Financial Officer and Treasurer	57
Rolando B. Rodriguez	Executive Vice President of The Marcus Corporation and President and Chief Executive Officer of Marcus Theatres Corporation	56

Stephen H. Marcus has been our Chairman of the Board since December 1991. He served as our Chief Executive Officer from December 1988 to January 2009 and as our President from December 1988 until January 2008. Mr. Marcus has worked at our company for 54 years.

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

Thomas F. Kissinger joined our company in August 1993 as our Secretary and Director of Legal Affairs. In August 1995, he was promoted to our General Counsel and Secretary and in October 2004, he was promoted to Vice President, General Counsel and Secretary. In August 2013, he was promoted to Senior Executive Vice President, General Counsel and Secretary. He also formerly served as interim President of Marcus Hotels & Resorts. Prior to August 1993, Mr. Kissinger was an associate with the law firm of Foley & Lardner LLP for five years.

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

Rolando B. Rodriguez joined our company in August 2013 as our Executive Vice President and President and Chief Executive Officer of Marcus Theatres Corporation. Mr. Rodriguez served as Chief Executive Officer and President and as a board member of Rave Cinemas in Dallas, Texas for two years until its sale in May 2013. Prior to May 2011, he served in various positions with Wal-Mart for five years. He began his career in 1975 at AMC Theatres, serving for 30 years in various positions including senior vice president of North American field operations, senior vice president food & beverage group and executive vice president, North America operations service.

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

The following information in this Item 5 of this Transition Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities and Exchange Act of 1934 and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

Set forth below is a graph comparing the annual percentage change during the Transition Period and our last five full fiscal years in our cumulative total shareholder return (stock price appreciation on a dividend reinvested basis) of our Common Shares to the cumulative total return of: (1) a composite peer group index selected by us and (2) companies included in the Russell 2000 Index. The composite peer group index is comprised of the Dow Jones U.S. Hotels Index (weighted 45%) and a theatre index that we selected that includes Regal Cinemas and Carmike Cinemas (weighted 55%).

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

From May 27, 2010 to December 31, 2015

Source: Zacks Investment Research, Inc.

	5/27/10	5/26/11	5/31/12	5/30/13	5/29/14	5/28/15	12/31/15

The Marcus Corporation	$100.00	$97.20	$127.31	$143.55	$184.30	$219.95	$214.63

Composite Peer Group Index(1)	100.00	109.11	118.27	161.69	198.14	231.33	$201.26

Russell 2000 Index	100.00	125.38	116.66	154.51	179.47	199.85	$182.76

(1)	Weighted 45.0% for the Dow Jones U.S. Hotels Index and 55.0% for the Company-selected Theatre Index.

(b)	Market Information

Our Common Stock, $1 par value, is listed and traded on the New York Stock Exchange under the ticker symbol “MCS.” Our Class B Common Stock, $1 par value, is neither listed nor traded on any exchange. During the first three quarters of fiscal 2014, we paid a dividend of $0.085 per share on our Common Stock and $0.07727 per share on our Class B Common Stock. During the fourth quarter of fiscal 2014 and the first three quarters of fiscal 2015, we paid a dividend of $0.095 per share on our Common Stock and $0.08636 per share on our Class B Common Stock. During the fourth quarter of fiscal 2015 and the first and second 13-week periods of the Transition Period, we paid a dividend of $0.105 per share on our Common Stock and $0.09545 per share on our Class B Common Stock.

The following table lists the high and low sale prices of our Common Stock for the periods indicated (NYSE trading information only).

Transition Period	1st 13 Weeks	2nd 13 Weeks	Final 5 Weeks
High	$21.15	$21.18	$20.47
Low	$17.76	$18.52	$18.69

Fiscal 2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$19.97	$18.34	$20.00	$22.21
Low	$16.29	$14.52	$15.85	$18.82

Fiscal 2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$13.35	$15.00	$14.70	$17.82
Low	$11.90	$12.24	$12.86	$13.94

On February 29, 2016, there were 1,346 shareholders of record of our Common Stock and 42 shareholders of record of our Class B Common Stock.

(c)	Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the period indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
November 27 – December 31	-	$-	-	3,232,147
Total	-	$-	-	3,232,147

(1)	Through December 31, 2015, our Board of Directors had authorized the repurchase of up to 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of December 31, 2015, we had repurchased approximately 8.5 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 6.	Selected Financial Data.

Five-Year Financial Summary

	31 Weeks Ended December 31, 2015	F2015	F2014	F2013	F2012(3)	F2011
Operating Results (in thousands)
Revenues	$324,267	488,067	447,939	412,836	413,898	377,004
Net earnings attributable to The Marcus Corporation	$23,565	23,995	25,001	17,506	22,734	13,558
Common Stock Data(1)
Net earnings per common share	$.84	.87	.92	.63	.78	.46
Cash dividends per common share	$.21	.39	.35	1.34	.34	.34
Weighted-average shares outstanding	27,917	27,687	27,150	27,865	29,308	29,657
Book value per share	$13.13	12.48	11.95	11.33	11.90	11.42
Financial Position (in thousands)
Total assets	$807,912	809,042	768,923	746,696	733,011	694,446
Long-term debt(2)	$207,780	229,669	233,557	231,580	106,276	197,232
Shareholders’ equity attributable to The Marcus Corporation	$363,352	343,779	326,211	306,702	343,789	339,480
Capital expenditures and acquisitions	$44,452	74,988	56,673	23,491	38,017	25,186
Financial Ratios
Current ratio(2)	.37	.36	.36	.40	.20	.39
Debt/capitalization ratio	.38	.42	.42	.44	.37	.39
Return on average shareholders’ equity	6.7%	7.2%	7.9%	5.4%	6.7%	4.0%

(1)	All per share and shares outstanding data is on a diluted basis. Earnings per share data is calculated on our Common Stock using the two class method.

(2)	Fiscal 2012 long-term debt excluded $86,093 of mortgage notes and borrowings under our revolving credit agreement with a maturity date during fiscal 2013 that were refinanced and subsequently reclassified as long-term debt. Including these amounts, fiscal 2012 long-term debt was $192,369 and our fiscal 2012 current ratio was 0.39.

(3)	Fiscal 2012 was a 53-week year and the additional week of operations contributed approximately $7,600 in revenues and $1,100 to net earnings, or $0.04 per diluted common share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General

We have historically reported our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in May. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in two business segments: theatres, and hotels and resorts.

In October 2015, we changed our fiscal year end to the last Thursday in December. We believe the change in fiscal year end better aligns our financial reporting schedule with our peer groups in our industries. We also believe moving our year-end activities outside of our busy summer season enables our associates to better manage their workload. The change resulted in a 31-week transition period from May 29, 2015 to December 31, 2015 (Transition Period), consisting of two 13-week periods and a final five-week period. We refer in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) to the 13-week periods ended August 27, 2015 and November 26, 2015 as the first and second quarters of the Transition Period, respectively, and the five-week period ended December 31, 2015 as the last five weeks of the Transition Period. We compare our results for these periods to the comparable periods of fiscal 2015 – the unaudited 30-week period from May 30, 2014 to December 25, 2014, consisting of two 13-week periods and a final four-week period. We refer in this MD&A to the 13-week periods ended August 28, 2014 and November 27, 2014 as the first and second quarters of fiscal 2015, respectively. Fiscal 2015, fiscal 2014 and fiscal 2013 were 52-week years ending on the last Thursday in May. Fiscal 2016 will be a 52-week year beginning on January 1, 2016 and ending on December 29, 2016.

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

In the future, due to our change to a December fiscal year-end, we expect our first fiscal quarter will likely produce the weakest consolidated operating results due primarily to the effects of reduced travel during the winter months in our hotels and resorts division. We expect our second and third fiscal quarters to produce our strongest operating results because these periods coincide with the typical summer seasonality of the movie theatre industry and the summer strength of the lodging business. Due to the fact that the week between Christmas and New Year’s Eve is historically one of the strongest weeks of the year for our theatre division, we expect that the specific timing of the last Thursday in December will have an impact on the results of our fiscal first and fourth quarters in that division, particularly when we have a 53-week year.

On February 24, 2016, we issued a press release announcing our financial results for the last five weeks of the Transition Period. Also on that date, as referenced in our press release, we provided on our website, www.marcuscorp.com, an updated investor presentation containing certain unaudited historical financial information to assist investors in evaluating the impact the change in fiscal year may have on our future reported operating results. A copy of the investor presentation was also furnished as Exhibit 99.2 to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on February 24, 2016 in connection with the issuance of our press release. We are not including the information contained on our website as part of, or incorporating it by reference into, this MD&A.

Consolidated Financial Comparisons

The following tables set forth revenues, operating income, other income (expense), net earnings and net earnings per common share derived from the audited and unaudited information for the Transition Period (TP), the prior year comparable 30-week period ended December 25, 2014 (PY) and the past three fiscal years (in millions, except for per share and percentage change data):

			Change TP v. PY
	TP	PY	Amt.	Pct.
Revenues	$324.3	$280.6	$43.7	15.5%
Operating income	44.4	34.0	10.4	30.5%
Other income (expense)	(6.2)	(6.3)	0.1	1.5%
Net loss attributable to noncontrolling interests	(0.1)	(0.1)	-	-%
Net earnings attributable to The Marcus Corporation	$23.6	$16.8	$6.8	40.4%
Net earnings per common share - diluted	$0.84	$0.61	$0.23	37.7%

			Change F15 v. F14			Change F14 v. F13
	F2015	F2014	Amt.	Pct.	F2013	Amt.	Pct.
Revenues	$488.1	$447.9	$40.2	9.0%	$412.8	$35.1	8.5%
Operating income	50.2	48.4	1.8	3.7%	38.2	10.2	26.6%
Other income (expense)	(10.9)	(10.7)	(0.2)	-1.9%	(3.5)	(7.2)	-203.0%
Net earnings (loss) attributable to noncontrolling interests	(0.4)	(4.1)	3.7	91.4%	5.8	(9.9)	-170.4%
Net earnings attributable to The Marcus Corporation	$24.0	$25.0	$(1.0)	-4.0%	$17.5	$7.5	42.8%
Net earnings per common share - diluted	$0.87	$0.92	$(0.05)	-5.4%	$0.63	$0.29	46.0%

Transition Period versus Prior Year Comparable Period

Our revenues, operating income (earnings before other income/expense and income taxes) and net earnings for the 31-week Transition Period increased compared to the prior year comparable 30-week period due to improved operating results from both our theatre and hotels and resorts divisions, as well as the favorable impact of the additional week of operations. Operating results from our theatre division during the Transition Period were favorably impacted by increased attendance due primarily to a stronger film slate during the Transition Period and continued positive customer responses to our recent investments and pricing strategies, as well as increased concession revenues compared to the prior year comparable period. Operating results from our hotels and resorts division during the Transition Period were favorably impacted by several factors, including a higher average daily room rate, strong cost controls and reduced depreciation expense. Operating results from our corporate items, which include amounts not allocable to the business segments, were negatively impacted by one-time costs associated with the fiscal year-end change, costs related to the additional week of operations and increased compensation expenses related to our improved operating results during the Transition Period compared to the prior year comparable period.

Our additional 31st week of operations benefitted both of our operating divisions and contributed approximately $17.4 million in revenues and $6.2 million in operating income to our Transition Period. After interest expense and income taxes, we estimate that the extra week of operations contributed approximately $3.6 million to our Transition Period net earnings, or $0.13 per diluted common share.

We did not have any significant variations in investment income or interest expense during the Transition Period compared to the prior year comparable period. We currently do not expect investment income during fiscal 2016 to vary significantly compared to our last full year, fiscal 2015. Based upon our current expectations that capital expenditures during fiscal 2016 may equal or exceed fiscal 2015 expenditures and that our average interest rate may increase slightly during fiscal 2016 compared to fiscal 2015 due to recent short-term interest rate increases, we currently believe our interest expense may increase slightly during fiscal 2016 compared to fiscal 2015. Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact our actual reported interest expense in future periods.

In October 2015, we sold the Hotel Phillips for a total purchase price of $13.5 million. Proceeds from the sale were approximately $13.1 million, net of transaction costs. Pursuant to the sale agreement, we also retained our rights to receive payments under a tax incremental financing (TIF) arrangement with the City of Kansas City, Missouri, which is recorded as a receivable at its estimated net realizable value on the consolidated balance sheet. The result of the transaction was a loss on sale of approximately $70,000.

We reported net losses on disposition of property, equipment and other assets of $490,000 during the Transition Period, compared to net losses on disposition of property, equipment and other assets of $719,000 during the prior year comparable period. In addition to the loss on the Hotel Phillips sale during the Transition Period, the majority of the remaining losses during both periods were related to old theatre seats and other items disposed of in conjunction with our significant number of theatre renovations during the periods, partially offset during the Transition Period by a small gain related to the sale of a former theatre. The timing of our periodic sales and disposals of property, equipment and other assets results in variations each year in the gains or losses that we report on dispositions of property, equipment and other assets. We anticipate the potential for additional disposition losses resulting from theatre renovations, as well as disposition gains or losses from periodic sales of property, equipment and other assets, during fiscal 2016 and beyond. In particular, we may report a significant gain sometime during the next two years from the potential sale of a former theatre parcel in Madison, Wisconsin that we recently replaced with a new theatre. As discussed in more detail in the Current Plans section of this MD&A, we also may report significant gains in future years from the potential sale of existing hotel assets.

We reported net equity losses from unconsolidated joint ventures of $36,000 during the Transition Period compared to net equity losses from unconsolidated joint ventures of $63,000 during the prior year comparable period. Net losses during the reported periods included our pro-rata share from three hotel joint ventures in which we had 15%, 11% and 10% ownership interests, respectively, as of December 31, 2015. We currently do not expect significant variations in net equity gains or losses from unconsolidated joint ventures during fiscal 2016 compared to our last full year, fiscal 2015, unless we significantly increase or decrease the number of joint ventures in which we participate during fiscal 2016.

We include the operating results of two majority-owned hotels, The Skirvin Hilton and The Lincoln Marriott Cornhusker Hotel, in the hotels and resorts division revenue and operating income, and we add or deduct the after-tax net earnings or loss attributable to noncontrolling interests to or from net earnings on the consolidated statement of earnings. We reported net losses attributable to noncontrolling interests of $122,000 and $82,000, respectively, during the Transition Period and prior year comparable period.

We reported income tax expense for the Transition Period of $14.8 million, an increase of approximately $3.8 million, or 33.9%, compared to income tax expense of $11.0 million for the prior year comparable period. Our effective income tax rate, after adjusting for losses from noncontrolling interests that are not tax-effected because the entities involved are tax pass-through entities, was 38.6% during the Transition Period and 39.7% during the prior year comparable period. We currently anticipate that our fiscal 2016 effective income tax rate will remain close to its historical range of 39-40%, excluding any changes in our liability for unrecognized tax benefits or potential changes in federal or state income tax rates.

Weighted-average shares outstanding were 27.9 million during the Transition Period and 27.6 million during the prior year comparable period. All per share data is presented on a diluted basis.

Fiscal 2015 versus Fiscal 2014

We reported record revenues during fiscal 2015 due to increased revenues from both our theatre and hotels and resorts divisions. Operating income for fiscal 2015 increased compared to the prior year due to record operating results from our theatre division, partially offset by decreased operating income from our hotels and resorts division. Comparisons of our net earnings attributable to The Marcus Corporation during fiscal 2015 to net earnings attributable to The Marcus Corporation during fiscal 2014 were unfavorably impacted by an impairment charge during fiscal 2015 and a significant loss attributable to noncontrolling interests during fiscal 2014.

Operating results from our theatre division during fiscal 2015 were favorably impacted by increased attendance, due primarily to positive customer responses to our recent investments, and our marketing and pricing strategies, partially offset by approximately $300,000 of non-cash impairment charges. Operating income from our hotels and resorts division during fiscal 2015 was negatively impacted by several factors, including increased depreciation expense, reduced results from our Chicago hotel as a result of the conversion of the hotel into a new brand and a $2.6 million non-cash impairment charge. We estimate that total impairment charges from both divisions negatively impacted our net earnings per share during fiscal 2015 by approximately $0.06 per share.

Fiscal 2015 operating losses from our corporate items, which include amounts not allocable to the business segments, decreased compared to the prior year due to the reversal of approximately $1.4 million of costs previously expensed related to a previously-described mixed-use retail development known as The Corners of Brookfield (partially situated on the site of a former Marcus theatre location). In February 2015, we entered into a joint venture agreement with IM Properties and Bradford Real Estate, two retail development and investment experts, to serve as the new project management team leading The Corners to completion. IM Properties and Bradford serve as managing members of the new joint venture, and we remain a 10% partner in the joint venture. Under this agreement, we contributed our land to the joint venture early in our fiscal 2015 fourth quarter and, in conjunction with the commencement of construction as defined in the agreement, we were reimbursed for the majority of our previously incurred predevelopment costs during the first quarter of the Transition Period. The joint venture agreement provides a put/call option for our interest to be sold to the managing members for an agreed-upon amount one year after the project is open and has reached a specified percentage of space leased.

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

We recognized investment income of $252,000 during fiscal 2015 compared to investment income of approximately $630,000 during the prior year. Investment income includes interest earned on cash, cash equivalents and notes receivable. The decrease in investment income during fiscal 2015 compared to the prior year was due to the payoff of a note in our hotels and resorts division.

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

Our interest expense totaled $10.1 million during fiscal 2014, an increase of approximately $800,000, or 8.1%, compared to interest expense of $9.3 million during fiscal 2013. The increase in interest expense during fiscal 2014 was due in part to the full-year impact of increased borrowings incurred during fiscal 2013. During fiscal 2013, we assumed a mortgage in connection with our acquisition of The Lincoln Marriott Cornhusker Hotel in Lincoln, Nebraska during the second quarter, and we incurred new borrowings during our third quarter in order to fund the payment of a special dividend.

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

Current Plans

Our aggregate cash capital expenditures, acquisitions and purchases of interests in and contributions to joint ventures were approximately $46 million during the Transition Period compared to approximately $35 million during the prior year comparable 30-week period, $77 million during fiscal 2015, $58 million during fiscal 2014 and $24 million during fiscal 2013. We currently anticipate that our fiscal 2016 capital expenditures may be in the $75-$95 million range, excluding any presently unidentified potential acquisitions that may arise during the year. We will, however, continue to monitor our operating results and economic and industry conditions so that we may adjust our plans accordingly.

Our current strategic plans include the following goals and strategies:

Theatres

i	Our current plans for growth in our theatre division include several opportunities for new theatres and screens. Late in our fiscal 2015 fourth quarter, we opened our newest theatre in Sun Prairie, Wisconsin, the Marcus Palace Cinema. Replacing an existing nearby theatre in Madison, Wisconsin, this new 12-screen theatre features all-reserved DreamLoungerSM recliner seating in every auditorium, two UltraScreen DLX® auditoriums, four Big Screen BistroSM in-theatre dining auditoriums, a Zaffiro’s® Express and a Take Five LoungeSM. Initial customer response to this new location has exceeded our expectations and we recently announced plans for two additional screens at this location. During fiscal 2016, we expect to purchase land and begin construction on another replacement theatre in a different market, and we are looking for additional sites for new locations. In addition, we are currently in the process of purchasing land and preparing to begin construction on our first stand-alone all in-theatre dining location. We currently expect both locations to open in early fiscal 2017.

i	In addition to building new theatres, we believe acquisitions of existing theatres or theatre circuits also may be a viable growth strategy for us. The movie theatre industry is very fragmented, with approximately 50% of United States screens owned by the four largest theatre circuits and the other 50% owned by approximately 800 smaller operators, making it very difficult to predict when acquisition opportunities may arise. We acquired over one-third of our current circuit over the past eight years, and we have engaged third-party assistance to actively help us seek additional potential acquisitions in the future. We do not believe that we are geographically constrained, and we believe that we may be able to add value to certain theatres through our various proprietary amenities and operating expertise.

i	We have invested over $115 million to further enhance the movie-going experience and amenities in new and existing theatres over the last two and one-half calendar years, with more investments planned for fiscal 2016. These investments include:

DreamLounger recliner additions. These luxurious, state-of-the-art recliners allow guests to go from upright to a full-recline position in seconds. These seat changes require full auditorium remodels to accommodate the necessary 84 inches of legroom, resulting in the loss of approximately 50% of the existing traditional seats in an average auditorium. To date, the addition of DreamLoungers has significantly increased attendance at each applicable theatre, outperforming nearby competitive theatres as well as growing the overall market attendance in most cases. We added DreamLounger recliner seats to two more existing theatres during the Transition Period. As a result, as of December 31, 2015, we offered all-DreamLounger recliner seating in 14 theatres, representing approximately 29% of our company-owned, first-run theatres. Including our premium, large format (PLF) auditoriums with recliner seating, at the end of the Transition Period, we offered our DreamLounger recliner seating in approximately 35% of our company-owned, first-run screens, a percentage we believe to be the highest among the top theatre chains in the nation. We expect to complete the conversion of five additional theatres to DreamLounger recliner seating in March/April 2016, increasing our percentage of theatres with all-DreamLounger recliner seating to approximately 39% and our percentage of company-owned, first-run screens with DreamLounger recliner seating to over 45%. We are currently evaluating opportunities to add our DreamLounger premium seating to two or three additional existing theatres during fiscal 2016, in addition to the two new fiscal 2017 theatres described above.

UltraScreen DLX and SuperScreen DLXSM (DreamLounger eXperience) conversions. We introduced one of the first PLF presentations to the industry when we rolled out our proprietary UltraScreen® concept in 1999. During fiscal 2014, we introduced our UltraScreen DLX concept by combining our premium, large-format presentation with DreamLounger recliner seating and Dolby® Atmos™ immersive sound to elevate the movie-going experience for our guests. During the Transition Period, we completed the renovation of 17 existing screens into PLF auditoriums. As of December 31, 2015, we had 19 UltraScreen DLX auditoriums, four traditional UltraScreens and 19 SuperScreen DLX auditoriums (slightly smaller screen than an UltraScreen but with the same DreamLounger seating and Dolby Atmos sound – a PLF presentation designed for smaller markets). In late February 2016, we completed construction of two new UltraScreen DLX auditoriums added to an existing theatre, meaning that, as of the date of this report, we currently offer at least one PLF screen in approximately 63% of our first-run, company-owned theatres – once again a percentage we believe to be the highest percentage among the largest theatre chains in the nation. Our PLF screens generally have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens, and we charge a premium price to our guests for this experience. We are currently evaluating opportunities to convert one additional UltraScreen DLX auditorium and additional SuperScreen DLX auditoriums during fiscal 2016, in addition to several PLF auditoriums planned for the two new fiscal 2017 theatres described above.

Signature cocktail and dining concepts. We continue to further enhance our food and beverage offerings within our existing theatres. We believe our 50-plus years of food and beverage experience in the hotel and restaurant businesses provides us with a unique advantage and expertise that we can leverage to further grow revenues in our theatres. The concepts we are expanding include:

i	Take Five Lounge and Take Five Express – these full-service bars offer an inviting atmosphere and a chef-inspired dining menu, along with a complete selection of cocktails, locally-brewed beers and wines. We opened two new Take Five Lounge outlets during the Transition Period, increasing our number of theatres with this concept or our Take Five Express concept to 15, representing approximately 31% of our company-owned, first-run theatres. We are currently evaluating opportunities to add up to three additional Take Five Lounge or Take Five Express outlets during the second half of fiscal 2016, in addition to the two new fiscal 2017 theatres described above.

i	Zaffiro’s Express – these outlets offer lobby dining that includes appetizers, sandwiches, salads, desserts and our signature Zaffiro’s THINCREDIBLE® handmade thin-crust pizza. In select locations without a Take Five Lounge outlet, we offer beer and wine at the Zaffiro’s Express outlet. We opened five new Zaffiro’s Express outlets during the Transition Period, increasing our number of theatres with this concept to 19, representing approximately 39% of our company-owned, first-run theatres. We also operate one Hollywood Café, three Zaffiro’s Pizzeria and Bar full-service restaurants, as well as one Reel Sizzle® counter griddle outlet, featuring burgers, chicken sandwiches and tenders, along with ice cream and shakes. We currently have one Zaffiro’s Express outlet and two Reel Sizzle outlets under construction and scheduled to open during the second quarter of fiscal 2016. We are currently evaluating opportunities to add up to five additional Zaffiro’s Express outlets during the second half of fiscal 2016.

i	Big Screen Bistro – this concept offers full-service, in-theatre dining with a complete menu of drinks and chef-prepared salads, sandwiches, entrées and desserts. During fiscal 2015, we added this concept to ten screens at three separate locations, including the new Palace Cinema in Sun Prairie, Wisconsin, increasing our number of theatres and screens with this concept to six and 21, respectively (including one theatre and five screens managed for another owner). In addition to our above-described plans to build our first stand-alone all in-theatre dining location with up to eight screens, we plan to evaluate additional opportunities to expand this concept in the future.

i	With each of these strategies, our goal continues to be to introduce and create entertainment destinations that further define and enhance the customer value proposition for movie-going. We also will continue to maintain and enhance the value of our existing theatre assets by regularly upgrading and remodeling our theatres in order to keep them fresh and new. In order to accomplish the strategies noted above, we currently anticipate that our fiscal 2016 capital expenditures in this division may total approximately $55-$65 million, including approximately $14 million of capital expenditures attributable to capital projects initiated during the Transition Period, but excluding any potential acquisitions that we may complete.

i	In addition to the growth strategies described above, our theatre division continues to focus on multiple strategies designed to further increase revenues and improve the profitability of our existing theatres. These strategies include various cost control efforts, as well as plans to expand ancillary theatre revenues, such as pre-show advertising, lobby advertising, additional corporate and group sales, sponsorships and alternate auditorium uses.

i	We also have several customer-focused strategies designed to elevate our consumer knowledge, expectation and connection, and provide us with a competitive advantage and the ability to deliver improved financial performance. These strategies include the following:

Marketing initiatives. We rolled out a “$5 Tuesday” promotion at every theatre in our circuit in mid-November 2013. Coupled with a free 44-oz popcorn for everyone for the first five months of the program (subsequently offered only to our loyalty program members) and an aggressive marketing campaign, our goal was to increase overall attendance by reaching mid-week value customers who may have reduced their movie-going frequency or stopped going to the movies because of price. We have seen our Tuesday attendance increase dramatically since the introduction of the $5 Tuesday promotion, as attendance continued to grow during the second year of the promotion. We believe this promotion has created another “weekend” day for us, without adversely impacting the movie-going habits of our regular weekend customers. We also offer a “$5 Student Thursday” promotion at 25 locations that has been well received by that particular customer segment.

Loyalty program. We launched a new, what we believe to be best-in-class, customer loyalty program called Magical Movie Rewards® on March 30, 2014. Designed to enhance the movie-going experience for our customers, the response to this program has exceeded our expectations. We currently have more than 1.4 million members enrolled in the program. More than 40% of all transactions in our theatres since program inception have been completed by registered members of the loyalty program. The program allows members to earn points for each dollar spent and access special offers available only to members. The rewards are redeemable at the box office, concession stand or at the many Marcus Theatres food and beverage venues. In addition, we have partnered with Movio, a global leader in data analysis for the cinema industry, in order to allow more targeted communication with our loyalty members. The software provides us with insight into customer preferences, attendance habits and general demographics, which will help us deliver customized communication to our members. In turn, members of this program can enjoy and plan for a more personalized movie-going experience. The program also gives us the ability to cost effectively promote non-traditional programming and special events, particularly during non-peak time periods. We believe that this will result in increased movie-going frequency, more frequent visits to the concession stand, increased loyalty to Marcus Theatres and ultimately, improved operating results.

Technology enhancements. We have enhanced our mobile ticketing capabilities and added the Magical Movie Rewards loyalty program to our downloadable Marcus Theatres mobile application. During the Transition Period, we redesigned our marcustheatres.com website and continued to install additional theatre-level technology, such as new ticketing kiosks and digital menu boards and concession advertising monitors. Each of these enhancements is designed to improve customer interactions, both at the theatre and through mobile platforms and other electronic devices.

i	The addition of digital technology throughout our circuit (we offer digital cinema projection on 100% of our first-run screens) has provided us with additional opportunities to obtain non-motion picture programming from other new and existing content providers, including live and pre-recorded performances of the Metropolitan Opera, as well as sports, music and other events, at many of our locations. We offer weekday alternate programming at many of our theatres across our circuit. The special programming includes classic movies, live performances, comedy shows and children’s performances. We believe this type of programming is more impactful when presented on the big screen and provides an opportunity to continue to expand our audience base beyond traditional moviegoers.

i	In addition, digital 3D presentation of films continued to positively contribute to our box office receipts during fiscal 2015 and the Transition Period. As of the date of this report, we have the ability to offer digital 3D presentations in 205, or approximately 31%, of our first-run screens, including the vast majority of our UltraScreens. We have the ability to increase the number of digital 3D capable screens we offer to our guests in the future as needed, based on the number of digital 3D films anticipated to be released during future periods and our customers’ response to these 3D releases.

Hotels and Resorts

i	Our hotels and resorts division is actively seeking opportunities to increase the number of rooms under management. The goal of our hotel investment business, MCS Capital, under the direction of a well-respected industry veteran with extensive hotel acquisition and development experience, is to seek opportunities whereby we may act as an investment fund sponsor, joint venture partner or sole investor in acquiring additional hotel properties. We continue to believe that opportunities to acquire high-quality hotels at reasonable valuations will be present in the future for well-capitalized companies, and we believe that there are partners available to work with us when the appropriate hotel assets are identified. We have a number of potential growth opportunities that we are evaluating.

i	We also continue to pursue additional management contracts for other owners, some of which may include small equity investments similar to the investments we have made in the past with strategic equity partners. Although total revenues from an individual hotel management contract are significantly less than from an owned hotel, the operating margins are generally significantly higher due to the fact that all direct costs of operating the property are typically borne by the owner of the property. Management contracts provide us with an opportunity to increase our total number of managed rooms without a significant investment, thereby increasing our returns on equity. We recently expanded our hotel development team with the addition of a senior executive experienced in operations, business development, marketing, feasibility and valuation. During the Transition Period, we became a minority investor and manager of the new Capitol District Marriott Hotel currently under construction in Omaha, Nebraska. We are currently providing technical consulting and pre-opening services during the construction phase, with the hotel currently scheduled to open in late 2017.

i	Unlike our theatre assets, where the majority of our return on investment comes from the annual cash flow generated by operations, a portion of the return on our hotel investments is derived from effective portfolio management, which includes determining the proper branding strategy for a given asset along with the proper level of investment and upgrades, as well as identifying an effective divestiture strategy for the asset when appropriate. During fiscal 2015, we converted our company-owned Four Points by Sheraton Chicago Downtown/Magnificent Mile property into one of the first AC Hotels by Marriott in the United States. We believe this stylish, urban lifestyle brand, which was originally launched in Europe and now includes nearly 80 hotels, is a perfect fit for our Chicago location. Our current franchise agreement on another of our owned hotels, the InterContinental Milwaukee, expires at the end of fiscal 2016 and we are currently evaluating our options for this hotel, which could include extending the current brand.

i	In addition, we have been very opportunistic in our past hotel investments as we have, on many occasions, acquired assets at favorable terms and then improved the properties and operations to create value. We believe current market conditions are such that it would be prudent for us to continue to explore opportunities to monetize one or more owned hotels. We will consider many factors as we actively review opportunities to execute this strategy, including income tax considerations, the ability to retain management, pricing and individual market considerations. We evaluate strategies for our hotels on an asset-by-asset basis. We have not set a specific goal for the number of hotels that may be considered for this strategy, nor have we set a specific timetable. It is very possible that we may sell a particular hotel or hotels during fiscal 2016 or beyond if we determine that such action is in the best interest of our shareholders. In October 2015, we sold the Hotel Phillips in Kansas City, Missouri for $13.1 million of net proceeds. The Hotel Phillips was the smallest of our company-owned hotels, both in revenues and operating income.

i	Our fiscal 2016 plans for our hotels and resorts division also include continued reinvestment in our existing properties in order to maintain and enhance their value. In addition to the major renovation at our Chicago hotel described above, we have recently made significant investments in our Pfister Hotel and The Lincoln Marriott Cornhusker Hotel. We also recently finished managing an extensive remodeling of the Westin® Atlanta Perimeter North in Atlanta, Georgia (we are a minority partner in a joint venture that owns the Westin Atlanta). Our fiscal 2016 hotels and resorts capital expenditures will include additional reinvestments in several of our existing assets, including our Grand Geneva Resort and Spa, The Pfister Hotel and The Skirvin Hilton hotel, as well as a possible expansion of our centralized laundry facility in order to increase our capacity to serve non-company owned businesses. Including possible growth opportunities currently being evaluated, we believe our total fiscal 2016 hotels and resorts capital expenditures may total approximately $15-$25 million, excluding any additional presently unidentified possible acquisitions.

i	In addition to the growth strategies described above, our hotels and resorts division continues to focus on several strategies that are intended to further grow the division’s revenues and profits. These include leveraging our food and beverage expertise for growth opportunities and growing our catering and events revenues. Early in the Transition Period, we purchased the SafeHouse® in Milwaukee, Wisconsin, adding another restaurant brand to our portfolio. The SafeHouse is an iconic, spy-themed restaurant and bar that has operated in Milwaukee for nearly 50 years. We recently completed a significant renovation of the SafeHouse, and we are currently exploring opportunities to expand this concept in the future, including one new location on which we may commence construction during fiscal 2016.

i	We have also invested in sales, revenue management and internet marketing strategies in an effort to further increase our profitability, as well as human resource and cost improvement strategies designed to achieve operational excellence and improved operating margins. We have a strong focus on our customer service delivery and technology enhancements that would improve customer interactions through mobile platforms and other customer touch points.

i	We have taken our highly awarded web development team and created a new business unit to be managed by the hotels and resorts division called Graydient Creative. Graydient will leverage our expertise in digital marketing, creating a new profit center for the division by seeking new external customers. Services provided by Graydient are expected to include, but not be limited to, website design and development, branding and print design, and social media management.

Corporate

i	We periodically review opportunities to make investments in long-term growth opportunities that may be unrelated to our two primary businesses, such as the previously-described Corners of Brookfield project. During the Transition Period, we purchased a riverfront parcel of land in downtown Milwaukee with significant development potential. The land purchase was part of an Internal Revenue Code §1031 tax-deferred like-kind exchange in conjunction with our sale of the Hotel Phillips. We may also consider purchasing certain retail assets with high-quality tenants as part of 1031 like-kind exchanges in the future if we cannot identify appropriate assets in our existing businesses to acquire. We are currently evaluating a capital expenditure of approximately $5 million in this type of asset during fiscal 2016.

i	In addition to operational and growth strategies in our operating divisions, we continue to seek additional opportunities to enhance shareholder value, including strategies related to our dividend policy, share repurchases and asset divestitures. We increased our regular quarterly common stock cash dividend by 10.5% during the fourth quarter of fiscal 2015 and another 7.1% during the first quarter of fiscal 2016. We also have repurchased approximately 3.6 million shares of our common stock during the last four fiscal years and the Transition Period under our existing Board of Directors stock repurchase authorizations. We will also continue to evaluate opportunities to sell real estate when appropriate, allowing us to benefit from the underlying value of our real estate assets. In addition to the sale of a valuable former theatre parcel in Madison, Wisconsin and/or selected hotels in our portfolio, we plan to evaluate opportunities to sell additional out-parcels at several owned theatre developments, as well as other non-operating and/or non-performing real estate in our portfolio.

The actual number, mix and timing of our potential future new facilities and expansions and/or divestitures will depend, in large part, on industry and economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends, and the potential availability of attractive acquisition and investment opportunities. It is likely that our growth goals and strategies will continue to evolve and change in response to these and other factors, and there can be no assurance that we will achieve our current goals. Each of our goals and strategies are subject to the various risk factors discussed above in this Transition Report on Form 10-K.

Theatres

Our oldest and most profitable division is our theatre division. The theatre division contributed 56.4% of our consolidated revenues and 68.4% of our consolidated operating income, excluding corporate items, during the Transition Period, compared to 51.8% and 65.7%, respectively, during the prior year comparable period, 55.2% and 84.1%, respectively, during fiscal 2015, 54.3% and 74.6%, respectively, during fiscal 2014 and 53.2% and 79.3%, respectively, during fiscal 2013. The theatre division operates motion picture theatres in Wisconsin, Illinois, Ohio, Minnesota, Iowa, North Dakota and Nebraska, and a family entertainment center in Wisconsin. The following tables set forth revenues, operating income, operating margin, screens and theatre locations derived from audited and unaudited information for the Transition Period (TP), the prior year comparable 30-week period ended December 25, 2014 (PY) and the last three fiscal years:

			Change TP v. PY
	TP	PY	Amt.	Pct.
	(in millions, except percentages)
Revenues	$182.8	$145.3	$37.5	25.8%
Operating income	$37.2	$27.7	$9.5	34.1%
Operating margin	20.3%	19.1%

			Change F15 v. F14			Change F14 v. F13
	F2015	F2014	Amt.	Pct.	F2013	Amt.	Pct.
	(in millions, except percentages)
Revenues	$269.2	$243.2	$26.0	10.7%	$219.5	$23.7	10.8%
Operating income	$53.5	$46.5	$7.0	15.1%	$40.9	$5.6	13.6%
Operating margin	19.9%	19.1%			18.6%

Number of screens and locations at period-end (1) (2)	TP	F2015	F2014	F2013
Theatre screens	668	681	685	685
Theatre locations	53	55	55	55
Average screens per location	12.6	12.4	12.5	12.5

(1)	Includes 11 screens at two locations managed for other owners in all four periods.
(2)	Includes 15 budget screens at two locations at the end of the Transition Period and 28 budget screens at four locations in all three prior years. Compared to first-run theatres, budget theatres generally have lower box office revenues and associated film costs, but higher concession sales as a percentage of box office revenues.

The following tables provide a further breakdown of the components of revenues for the theatre division derived from audited and unaudited information for the Transition Period (TP), the comparable prior year 30-week period ended December 25, 2014 (PY) and the last three fiscal years:

			Change TP v. PY
	TP	PY	Amt.	Pct.
	(in millions, except percentages)
Box office revenues	$104.6	$85.6	$19.0	22.2%
Concession revenues	69.2	52.9	16.3	30.9%
Other revenues	9.0	6.8	2.2	31.5%
Total revenues	$182.8	$145.3	$37.5	25.8%

			Change F15 v. F14			Change F14 v. F13
	F2015	F2014	Amt.	Pct.	F2013	Amt.	Pct.
			(in millions, except percentages)
Box office revenues	$157.3	$146.0	$11.3	7.7%	$134.5	$11.5	8.6%
Concession revenues	98.7	84.1	14.6	17.5%	73.2	10.9	14.9%
Other revenues	13.2	13.1	0.1	0.7%	11.8	1.3	10.5%
Total revenues	$269.2	$243.2	$26.0	10.7%	$219.5	$23.7	10.8%

Transition Period versus Prior Year Comparable Period

Our theatre division Transition Period revenues, operating income and operating margin increased compared to the prior year comparable 30-week period due primarily to an increase in total theatre attendance at comparable theatres, an increase in our average ticket price, our continued expansion of non-traditional food and beverage items in our theatres, and the additional week of operations included in our Transition Period results compared to the prior year comparable period. The additional week of operations, which included the week between Christmas and New Year’s Eve (historically, one of the busiest weeks of the year), contributed approximately $14.4 million and $5.7 million, respectively, to our theatre division revenues and operating income during the Transition Period compared to the prior year comparable period.

Total theatre attendance at comparable theatres increased 18.2% during the Transition Period, including the additional week of operations, and 9.0%, excluding the additional week, compared to the prior year comparable period. The following table indicates our percentage change in comparable theatre attendance during each of the interim periods of the Transition Period compared to the same periods during the prior year. In addition, the table compares the percentage change in our Transition Period box office revenues (compared to the prior year comparable period) to the corresponding percentage change in the United States box office receipts during the same periods (as compiled by us from data received from Rentrak, a national box office reporting service for the theatre industry). For attendance comparison purposes, percentage change data noted for the last five weeks and total columns exclude the additional week of operations. For comparisons to the national box office, we added the 31st week of fiscal 2015 to our prior year comparable 30-week period box office revenues in order to compare the same number of weeks:

	Change TP v. PY
	1st Qtr.		2nd Qtr.		5 Weeks		Total

Pct. change in Marcus theatre attendance	+12.8%		-3.6%		+31.3%		+9.0%

Pct. change in Marcus box office revenues	+16.6%		-3.2%		+37.9%		+13.7%
Pct. change in U.S. box office revenues	+10.1%		-2.6%		+34.5%		+10.0%
Marcus outperformance v. U.S.	+6.5	pts	-0.6	pts	+3.4	pts	+3.7	pts

We believe it is particularly noteworthy that we outperformed the industry during the Transition Period by nearly four percentage points and have now outperformed the industry during eight of the last nine interim periods. We believe our performance during the second quarter of the Transition Period was negatively impacted by a significant number of screens out of service for upgrades during the period. Despite the screens out of service, we would have outperformed the industry during the second quarter of the Transition Period if not for a difficult comparison for one particular week during the period. We believe that comparisons to that particular week in October were negatively impacted by the fact that there was not a Green Bay Packer game during that weekend in the prior year comparable period. In our largest revenue-generating state, Wisconsin, the timing of Packer football games can make a difference in weekly year-over-year comparisons. We believe our continued outperformance of others in the industry is attributable to the investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies that have increased attendance, including our $5 Tuesday promotion and our new customer loyalty program (all of which are described in the Current Plans section of this MD&A).

Theatre attendance and corresponding box office revenues vary significantly from quarter to quarter due to a variety of factors. As evidenced by the change in United States box office revenues, our Transition Period second quarter box office revenues and attendance were impacted by a weaker slate of movies compared to the prior year comparable period. We also believe a combination of several additional factors contributed to this decrease in attendance during the second quarter of the Transition Period. To position our theatre circuit to maximize the benefits of the release of Star Wars: The Force Awakens in December 2015, we had an unprecedented number of screens out of service as we continued to make major upgrades to selected theatres. A total of 17 of our largest auditoriums were out of service for varying portions of the second quarter of the Transition Period as we increased the number of UltraScreen DLX and SuperScreen DLX premium large format screens in our circuit. In addition, another 15 screens were out of service at selected theatres for varying portions of the second quarter of the Transition Period as we added our spacious new DreamLounger electric all-recliner seating to additional theatres.

Conversely, a stronger slate of summer movies during the first quarter, and the record performance of Star Wars: The Force Awakens during the last five weeks of the Transition Period contributed to the significant improvement in attendance and box office performance during those periods compared to the same periods of the prior year. We also believe a combination of several additional factors contributed to this significant increase in attendance and our above-described industry outperformance. In addition to the $5 Tuesday promotion that continued to perform better than the prior year comparable period, our Transition Period attendance was favorably impacted by increased attendance at 14 theatres that have added our spacious new DreamLounger electric all-recliner seating during the past two and one-half years. We also believe that we are beginning to recognize the benefits of our previously-described customer loyalty program.

Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of a reasonably lengthy “window” between the date a film is released in theatres and the date a film is released to other channels, including video on-demand (VOD) and DVD. These are factors over which we have no control. The national DVD release window decreased during calendar 2015 to 110 days compared to the approximately 115-130 days that had been in place for the previous eight or more calendar years. Many current films are now released to ancillary markets within 90 days or less, and one studio recently performed a test with two small-budget films whereby ancillary channels would obtain the films approximately two weeks after the film has predominantly stopped playing in movie theatres. We have expressed our concerns to the studios regarding the impact that a shortened DVD or VOD release window may have on future box office receipts. We have also indicated that we would seek adjustments in the current financial arrangements we have with film studios in the event that the film studios implement shorter release windows.

We believe that the most significant factor contributing to variations in theatre attendance during the Transition Period, as in other periods, was the quantity and quality of films released during the respective periods compared to the films released during the same periods of the prior year. Blockbusters (generally defined as films grossing more than $100 million nationally) accounted for an increased percentage of our total box office revenues during the Transition Period, with our top 15 performing films accounting for 58% of our Transition Period box office revenues compared to 50% during the comparable period of fiscal 2015. The following five top performing Transition Period films accounted for over 35% of the total box office revenues for our circuit: Star Wars: The Force Awakens, Jurassic World, Inside Out, Minions and The Hunger Games: Mockingjay – Part 2. The top two films on this list, Star Wars and Jurassic World, are currently the #1 and #4 highest grossing domestic films of all time.

The quantity of wide-release films shown in our theatres and number of wide-release films provided by the seven major studios did not change significantly during the Transition Period compared to the prior year comparable period. A film is generally considered a wide release if it is shown on over 600 screens nationally, and these films generally have the greatest impact on box office receipts. We played 70 wide-release films (including 17 digital 3D films) at our theatres during the Transition Period compared to 72 wide-release films (including 17 digital 3D films) during the prior year comparable period. In total, we played 145 films and 75 alternate content attractions at our theatres during the Transition Period compared to 143 films and 47 alternate content attractions during the prior year comparable period. Based upon projected film and alternate content availability, we currently estimate that we may show an increased number of films and alternate content events on our screens during fiscal 2016 compared to calendar 2015. There are currently approximately 36 digital 3D films scheduled to be released by the film industry during our fiscal 2016, although we anticipate that additional 3D films may be announced at a later date.

During the Transition Period, our average ticket price increased 3.5% compared to the prior year comparable period. The increase in average ticket price contributed approximately $2.9 million, or 27%, of the increase in our box office receipts during the Transition Period compared to the prior year comparable period, excluding the impact of the additional week of operations. The increase was partially attributable to modest price increases we implemented in mid-October 2014, particularly at our DreamLounger recliner seating locations. In addition, the fact that we have increased our number of premium large format (PLF) screens, with a corresponding price premium, also contributed to our increased average ticket price. The percentage of our total box office receipts attributable to 3D presentations also increased during the Transition Period compared to the prior year comparable period due primarily to a higher than average 3D performance from our top two films, Star Wars: The Force Awakens and Jurassic World, contributing to our higher average ticket price. The combination of the increase in our PLF screens and the impact of 3D pricing for Star Wars contributed to an increase in our average ticket price of 6.5% during the last five weeks of the Transition Period. Conversely, we believe that a change in film product mix had a slight negative impact on our average ticket price during the Transition Period, as two of our top four films for the Transition Period were animated family movies (resulting in a higher percentage of lower-priced kids tickets sold, compared to more adult-oriented and R-rated films that typically result in a higher average ticket price). We currently expect our average ticket price to increase during fiscal 2016, driven in part by an increasing number of PLF screens that generate premium pricing and a modest price increase taken in January 2016.

Our average concession sales per person increased 10.7% during the Transition Period compared to the prior year comparable period. Pricing, concession/food and beverage product mix and film product mix are the three primary factors that impact our concession sales per person. Selected price increases introduced in mid-October 2014 and a change in concession product mix, including increased sales of higher priced non-traditional food and beverage items from our increasing number of Take Five Lounges, Zaffiro’s Express and Reel Sizzle outlets and Big Screen Bistros, were the primary reasons for our increased average concession sales per person during the Transition Period. In addition, the fact that two of our top four films during the first quarter of the Transition Period were animated family movies (Inside Out and Minions), compared to a film slate during the first quarter of fiscal 2015 that was lacking in strong family-oriented movies, also likely contributed to a larger (13.1%) increase in concession sales per person during the first quarter of the Transition Period. These types of films typically result in stronger concession sales compared to more adult-oriented films. We currently expect to continue reporting higher than normal percentage increases in our average concession sales per person during each period of fiscal 2016 compared to the prior year comparable periods due to our increased number of non-traditional food and beverage outlets, although as noted above, several factors can impact our actual results in this key metric. The increase in average concession sales per person contributed approximately $6.1 million, or approximately 56%, of the increase in our concession revenues for comparable theatres during the Transition Period compared to the prior year comparable period, excluding the impact of the additional week of operations.

Our theatre division’s operating margin increased to 20.3% during the Transition Period, compared to 19.1% for the prior year comparable period. Excluding the additional week of operations, our Transition Period theatre division operating margin actually decreased slightly to 18.7%. Increased attendance generally favorably impacts our operating margin, particularly because the increased attendance has the effect of increasing our high-margin concession revenues and because fixed expenses become a lower percentage of revenues. Conversely, the fact that a higher percentage of our box office revenues were attributable to our highest grossing films contributed to higher film costs during the Transition Period, resulting in the decreased operating margin for the Transition Period after the additional week is excluded. Higher grossing blockbuster films historically have a higher film cost as a percentage of box office revenues than lower grossing films and, therefore, our operating margin often is negatively impacted when we have a greater number of higher grossing films. In addition, if a greater portion of our concession revenues is the result of the sale of non-traditional food and beverage items that typically have a higher product cost compared to traditional concession items, operating margins may be negatively impacted to a small extent. Any such impact during the Transition Period was offset by the impact of our higher attendance. Other revenues, which include management fees, pre-show advertising income, family entertainment center revenues, surcharge revenues and gift card breakage income, also can impact operating margin. During the Transition Period, other revenues increased significantly compared to the prior year comparable period due to increased advertising income and significantly increased surcharge revenues (primarily as a result of advanced ticket sales for Star Wars: The Force Awakens).

As noted above, we opened our newest theatre, the 12-screen Marcus Palace Cinema, on April 30, 2015. At the same time, we closed a nearby 16-screen theatre, resulting in a net decrease of four screens. The new theatre is significantly outperforming the theatre it replaced, even with fewer screens, so we did not adjust any of our comparative numbers referenced earlier for the fact that we have fewer screens. We closed one six-screen budget-oriented theatre early in the second quarter of the Transition Period, and we closed one seven-screen budget-oriented theatre in early December 2015. Currently, one of the two remaining budget-oriented theatres that we operate continues to utilize a film projection system. Plans to convert this theatre to a digital projection system are uncertain, so as a result, our ability to keep this theatre open will depend upon the future availability of film from the studios or the availability of a lower cost digital solution.

Box office revenues during the first quarter of fiscal 2016 through the date of this filing have decreased slightly compared to the prior year comparable period due entirely to the fact that the prior year period included the week between Christmas and New Year’s Eve. We have continued to outperform the industry during this time period. Strong performances from films such as Star Wars: The Force Awakens, The Revenant, Kung Fu Panda 3 and Deadpool have contributed positively to our early fiscal 2016 results. Although comparisons in December 2016 will be difficult due to the performance of Star Wars: The Force Awakens in December 2015, the expected film slate for the remainder of fiscal 2016 includes films from well-known series such as Divergent, Batman/Superman, Captain America, Alice Through The Looking Glass, X-Men, Pixar’s Finding Dory, Independence Day, Ghostbusters, Ice Age, Star Trek and the Jason Bourne series. Generally, an increase in the quantity of films released, particularly from the seven major studios, increases the potential for more blockbusters in any given year, as does an increase in the quantity of films from established film series such as those listed above.

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

We outperformed the industry during fiscal 2015 by more than 11 percentage points. Over three-fourths of our company-owned, first-run theatres outperformed the industry average during fiscal 2015. We believe this performance is attributable to the investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies that have increased attendance, including our $5 Tuesday promotion and our new customer loyalty program (all of which are described in the Current Plans section of this MD&A).

Theatre attendance and corresponding box office revenues vary significantly from quarter to quarter due to a variety of factors. We rolled out our $5 Tuesday promotion to our entire circuit in mid-November 2013, so attendance comparisons to the prior year during our first and second quarters of fiscal 2015 significantly benefited from this program. Conversely, as evidenced by the change in United States box office revenues, our fiscal 2015 first quarter box office and attendance were impacted by a weaker slate of summer movies compared to the prior year. Moreover, with the United States box office declining 3.7% during our fiscal 2015, we believe we can conclude that the overall film slate during fiscal 2015 was weaker than fiscal 2014. The fact that we reported record revenues and operating income during fiscal 2015 in the face of this weaker film slate further accentuates the success of our previously described strategies.

We believe that the most significant factor contributing to variations in theatre attendance during fiscal 2015, as in other years, was the quantity and quality of films released during the respective quarters compared to the films released during the same quarters of the prior year. Blockbusters accounted for a slightly decreased percentage of our total box office revenues during fiscal 2015, with our top 15 performing films accounting for 38% of our fiscal 2015 box office revenues compared to 39% during fiscal 2014. We believe one of the reasons why blockbusters accounted for a slightly lower percentage of our total box office is because our $5 Tuesday program has increased movie-going frequency among our customers, which we believe benefited the next tier of films after the blockbusters. The following five top performing fiscal 2015 films accounted for over 18% of the total box office revenues for our circuit: American Sniper, Avengers: Age of Ultron, The Hunger Games: Mockingjay – Part 1, Furious 7 and Guardians of the Galaxy.

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

During fiscal 2015, our average ticket price decreased 3.9% compared to the prior year, attributable primarily to the introduction of our $5 Tuesday pricing promotion for all movies implemented during the second half of fiscal 2014. We do not believe that changes in film product mix had a significant impact on our average ticket price during fiscal 2014. In mid-October 2014, we introduced our first selected admission price increases to our theatres since April 2013, which favorably impacted our average ticket price during the third and fourth quarters of fiscal 2015. Our price increases were generally modest, as we continue to be sensitive to the favorable price-value proposition we have established, although we did increase some prices at our DreamLounger recliner seating locations by approximately $0.50-$0.75 per ticket during fiscal 2015. As a result, and after the $5 Tuesday promotion had been in place for a full year, our average ticket price increased 0.7% and 0.9% during the third and fourth quarters of fiscal 2015, respectively, compared to the third and fourth quarters of fiscal 2014. It should be noted that our Tuesday attendance continued to increase in our second year of the program, which likely has had the effect of reducing our average ticket price increases.

Our average concession sales per person increased 4.9% during fiscal 2015 compared to the prior year. Pricing, concession/food and beverage product mix and film product mix are the three primary factors that impact our concession sales per person. Selected price increases introduced in mid-October 2014 and a change in concession product mix, including increased sales of higher priced non-traditional food and beverage items from our increasing number of Take Five Lounges, Zaffiro’s Express outlets and Big Screen Bistros, were the primary reasons for our increased average concession sales per person during fiscal 2015, partially offset by the impact of the $5 Tuesday free popcorn promotion described in the Current Plans section of this MD&A during the first two quarters of the year. After the $5 Tuesday promotion had been in place for a full year, our average concession sales per person increased 11.2% and 9.3% during the third and fourth quarters of fiscal 2015, respectively, compared to the third and fourth quarters of fiscal 2014. The fact that none of our top five films during fiscal 2015 were animated family movies, compared to three of our top five films during fiscal 2014 (Frozen, Despicable Me 2 and The Lego® Movie), likely contributed to a smaller increase in concession sales per person during fiscal 2015, as these types of films typically result in stronger concession sales compared to more adult-oriented films. The increase in average concession sales per person contributed approximately $4.6 million, or approximately 31%, of the increase in our concession revenues for comparable theatres during fiscal 2015 compared to the prior year.

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

Theatre attendance varies significantly from quarter to quarter due to a variety of factors. Our fiscal 2014 first quarter attendance benefitted from a stronger slate of summer movies compared to the prior year. Conversely, our fiscal 2014 second quarter attendance was impacted by a weaker film slate compared to the prior year, particularly during the months of October and November. In addition, our fiscal 2013 second quarter included the week after Thanksgiving, which includes a traditionally strong holiday weekend, favorably impacting our reported results for our fiscal 2013 second quarter. During fiscal 2014, the week after Thanksgiving was included in our third quarter, contributing to that quarter’s improvement over the prior year quarter. In addition, we believe a combination of several factors contributed to our significant increases in attendance during our fiscal 2014 third and fourth quarters. These factors include increased attendance as a result of our $5 Tuesday promotion and increased attendance at the four theatres where we installed our DreamLounger recliner seating, both of which are described in the Current Plans section of this MD&A. A stronger film slate also contributed to our increased attendance during our fiscal 2014 third quarter. All of these items contributed to record revenues during fiscal 2014.

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

We believe the most significant factor contributing to variations in theatre attendance during fiscal 2014, as in other years, was the quantity and quality of films released during the respective quarters compared to the films released during the same quarters of the prior year. Blockbusters accounted for a slightly increased percentage of our total box office revenues during fiscal 2014, with our top 15 performing films accounting for 39% of our fiscal 2014 box office revenues compared to 38% during fiscal 2013. The following five top performing fiscal 2014 films accounted for over 19% of the total box office revenues for our circuit: Frozen, The Hunger Games: Catching Fire, Despicable Me 2, The Lego® Movie and The Hobbit: The Desolation of Smaug.

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

Hotels and Resorts

The hotels and resorts division contributed 43.5% of our consolidated revenues and 31.6% of our consolidated operating income, excluding corporate items, during the Transition Period, compared to 48.1% and 34.3%, respectively, during the prior year comparable 30-week period, 44.7% and 15.9%, respectively, during fiscal 2015, 45.6% and 25.4%, respectively, during fiscal 2014 and 46.7% and 20.7%, respectively, during fiscal 2013. As of December 31, 2015, the hotels and resorts division owned and operated three full-service hotels in downtown Milwaukee, Wisconsin, a full-facility destination resort in Lake Geneva, Wisconsin and full-service hotels in Madison, Wisconsin, Chicago, Illinois, Oklahoma City, Oklahoma and Lincoln, Nebraska (we have a majority-ownership position in the latter two hotels). In addition, the hotels and resorts division managed 11 hotels, resorts and other properties for other owners. Included in the 11 managed properties are three hotels owned by joint ventures in which we have a minority interest and two condominium hotels in which we own the public space. The following tables set forth revenues, operating income, operating margin and rooms data for the hotels and resorts division derived from audited and unaudited information for the Transition Period (TP), the prior year comparable 30-week period ended December 25, 2014 (PY) and the last three fiscal years:

			Change TP v. PY
	TP	PY	Amt.	Pct.
	(in millions, except percentages)
Revenues	$141.1	$135.0	$6.1	4.5%
Operating income	$17.2	$14.5	$2.7	18.7%
Operating margin	12.2%	10.7%

			Change F15 v. F14			Change F14 v. F13
	F2015	F2014	Amt.	Pct.	F2013	Amt.	Pct.
			(in millions, except percentages)
Revenues	$218.3	$204.1	$14.2	7.0%	$192.7	$11.4	5.9%
Operating income	$10.1	$15.8	$(5.7)	-36.3%	$10.7	$5.1	48.6%
Operating margin	4.6%	7.8%			5.5%

Available rooms at period-end	TP	F2015	F2014	F2013
Company-owned	2,600	2,817	2,817	2,817
Management contracts with joint ventures	683	683	611	799
Management contracts with condominium hotels	480	480	480	480
Management contracts with other owners	1,231	1,231	1,231	1,300
Total available rooms	4,994	5,211	5,139	5,396

Transition Period versus Prior Year Comparable Period

Our hotels and resorts division revenues, operating income and operating margin increased during the Transition Period compared to the prior year comparable 30-week period due primarily to an increase in food and beverage revenues, an increase in our average daily rate, strong cost controls and the additional week of operations included in our Transition Period results compared to the prior year comparable period. The additional week of operations contributed approximately $3.0 million and $700,000, respectively, to our hotels and resorts division revenues and operating income during the Transition Period compared to the prior year comparable period. Conversely, hotels and resorts division revenues and operating income during the Transition Period were negatively impacted by the sale of the Hotel Phillips in October 2015.

The following table sets forth certain operating statistics, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties. For comparison purposes, all statistics for the Transition Period exclude the additional week of operations:

			Change TP v. PY
Operating Statistics (1)	TP	PY	Amt.		Pct.

Occupancy percentage	77.3%	78.2%	-0.9	pts	-1.2%
ADR	$153.54	$150.00	$3.54		2.4%
RevPAR	$118.70	$117.35	$1.35		1.2%

(1)	These operating statistics represent averages of our comparable eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at six of our eight comparable company-owned properties during the Transition Period compared to the prior year comparable period. According to data received from Smith Travel Research and compiled by us in order to analyze our Transition Period results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 3.6% during the Transition Period. Data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced an increase in RevPAR of 3.1% during the Transition Period. We believe our RevPAR increases during the Transition Period do not match the United States results and competitive set results because of room supply growth in certain of our markets, the fact that our properties are predominately in Midwestern markets that have not experienced the greater ADR increases prevalent in larger cities in other areas of the country, and particularly difficult comparisons during the first quarter of our Transition Period. The following table sets forth our average occupancy percentage, ADR and RevPAR for each interim period of the Transition Period. For comparison purposes, all statistics exclude the Hotel Phillips and the additional week of operations:

	Change TP v. PY
	1st Qtr.		2nd Qtr.		5 Weeks

Occupancy percentage	-3.3	pts	-0.8	pts	0.9	pts
ADR	2.9%		3.4%		0.7%
RevPAR	-1.0%		2.4%		2.4%

We believe our RevPAR increase during the Transition Period compared to the prior year comparable period was negatively impacted by reduced occupancy from our group business customer segment in the first quarter of the Transition Period. We believe the reduced group occupancy, primarily at two of our more group-oriented hotels, does not reflect a larger trend, but rather was related to difficult comparisons to the prior year during the months of June and July at those particular properties. We base that conclusion on the fact that our overall business improved significantly later in the summer and into the remaining months of the Transition Period and that, as of the date of this report, our group room revenue bookings for future periods – something commonly referred to in the hotels and resorts industry as “group pace” – are ahead of our group room revenue bookings for future periods as of March 15, 2015.

An increase in our ADR offset our occupancy percentage declines during the Transition Period compared to the comparable prior year comparable period. We believe one of the best ways to increase our operating margins is to increase our ADR, and we continued to actively pursue that strategy during the Transition Period, even at the expense of reduced occupancy percentages in some cases. Our rebranded AC Hotel Chicago Downtown is an example of this strategy, as we continued to see significant increases in ADR at that property during the Transition Period. In addition, during the Transition Period, we made a decision at our largest revenue property, the Grand Geneva Resort & Spa, to focus on growing total hotel revenues through bookings that generate a higher ancillary spend, meaning that we sacrificed some room revenue dollars to achieve higher total spend throughout the resort. This particular strategy contributed to our increase in food and beverage revenues during the Transition Period compared to the prior year comparable period. Five of our eight comparable company-owned and operated hotels reported increased ADR during the Transition Period compared to the prior year comparable period.

The lodging industry continued to generally perform at a steady pace during the Transition Period. With the exception of group business during the first two months of the Transition Period described above, all major segments of our customer base – leisure travel, non-group business travel and group – remained relatively strong. As noted previously, leisure customers tend to be very loyal to online travel agencies, which is one of the reasons why we continue to experience some rate pressure. While we have been selective in choosing the online portals to which we grant access to our inventory, such portals are part of the booking landscape today, and our goal is to use them in the most efficient way possible. Group business remains one of the most important segments for several of our hotels and also has an impact on our ADR. Typically, when we have substantial blocks of rooms committed to group business, we are able to raise rates with non-group business.

Many published reports by those who closely follow the hotel industry suggest that the United States lodging industry will continue to achieve slightly slower but steady growth in RevPAR in both calendar 2016 and calendar 2017, with an expectation that an increasing portion of any RevPAR growth will likely come from an increase in ADR. Whether the current positive trends in the lodging industry continue depends in large part on the economic environment, as hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product.

We generally expect our favorable revenue trends to continue in future periods and to generally track the overall industry trends, particularly in our respective markets. As noted above, we are encouraged by the fact that our group booking pace as of the date of this report is ahead of our group booking pace as of March 15, 2015. The new AC Hotel Chicago Downtown, while still ramping up, has shown good progress in booking activity and ADR through the date of this report and will have significantly more favorable comparisons during the first half of fiscal 2016, coinciding with the renovation of that hotel during the prior year comparable period. However, two of our markets, Oklahoma City, Oklahoma and Milwaukee, Wisconsin, have experienced an increase in room supply that may be an impediment to any substantial increases in ADR in the near term. We believe that our hotels are less impacted by additional room supply than other hotels in the markets in which we compete, particularly in the Milwaukee market, due in large part to recent renovations that we have made to our hotels, which we believe make our hotels a more attractive option for travelers. In general, there has been limited lodging room supply growth on a national basis, although supply growth has been trending up, and some of the markets in which we compete have experienced supply growth in excess of the national average.

During the first quarter of the Transition Period, we purchased the SafeHouse in Milwaukee, Wisconsin, adding another restaurant to our portfolio. The addition of this spy-themed Milwaukee restaurant to our operating results contributed to our increased food and beverage revenues during the Transition Period. Late in the first quarter of fiscal 2016, we ceased management of The Hotel Zamora and Castile Restaurant in St. Pete Beach, Florida and sold one–half of our 10% minority ownership interest in the property, with the remaining interest expected to be sold during the next two years. We do not expect this transaction to significantly impact our fiscal 2016 operating results.

As discussed in the Current Plans section of this MD&A, we are considering a number of potential growth opportunities that may impact fiscal 2016 operating results. If we were to sell one or more hotels during fiscal 2016, that may also significantly impact our fiscal 2016 operating results. The extent of any such impact will likely depend upon the timing and nature of the growth opportunity (pure management contract, management contract with equity, joint venture investment, or other opportunity) or divestiture (management retained, equity interest retained, etc.).

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

RevPAR increased at seven of our nine comparable company-owned properties during fiscal 2015 compared to the prior year. Excluding our Chicago hotel, which experienced significant disruption during its major renovation, RevPAR increased 5.9% during fiscal 2015 compared to the prior year. According to data received from Smith Travel Research and compiled by us in order to analyze our fiscal year results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 6.9% during our fiscal 2015. We believe our RevPAR increases during fiscal 2015 do not match the United States results because our properties are predominately in Midwestern markets that have not experienced the higher ADR increases more prevalent in larger cities in other areas of the country, such as New York and San Francisco. In fact, data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced an increase in RevPAR of 5.3% during our fiscal 2015. Based upon that data, and excluding our Chicago hotel, our hotels collectively outperformed their respective markets during fiscal 2015. Room demand continued to be strong overall, but inconsistent demand from the group business segment and the onset of construction at our Chicago hotel during the second quarter of fiscal 2015 contributed to variations in our results by quarter, as evidenced by the table below:

	Change F15 v. F14
	1st Qtr.		2nd Qtr.		3rd Qtr.		4th Qtr.

Occupancy percentage	3.7	pts	3.6	pts	1.4	pts	1.9	pts
ADR	1.9%		-0.5%		-0.6%		1.8%
RevPAR	6.5%		4.3%		1.8%		3.3%

The lodging industry continued to recover at a steady pace during our fiscal 2015. Our overall occupancy rates again showed improvement during fiscal 2015 compared to the prior year and, in fact, continued to be at record levels for this division, significantly higher than they were prior to the recession-driven downturn in the hotel industry. However, one of the biggest challenges facing our hotels and resorts division, and the industry as a whole, has been the overall decline in ADR compared to pre-recession levels, particularly in our geographic markets. Our ADR during fiscal 2015 was still approximately 2.4% below pre-recession fiscal 2008 levels. We believe our ADR decreases during the second and third quarters of fiscal 2015 and relatively small overall increase in ADR during fiscal 2015 resulted from several factors, including the removal of our brand at our Chicago hotel for the last two quarters of the year, a conscious decision to spur demand at several of our winter-weather affected properties by lowering ADR during our third quarter, and the impact of increased supply in our Milwaukee, Wisconsin and Oklahoma City, Oklahoma markets.

Leisure travel remained strong during fiscal 2015, although leisure customers tend to be very loyal to online travel agencies, which is one of the reasons why we continued to experience rate pressure. Non-group business travel was also strong during fiscal 2015. Group business continued to be the customer segment experiencing the slowest recovery during fiscal 2015. However, strong group business during the first quarter of fiscal 2015 contributed to our 8%-9% increases in ADR at selected hotels compared to the prior-year first quarter.

The above-described change in our RevPAR mix had the effect of limiting our ability to rapidly increase our operating margins during the ongoing United States economic recovery. Operating costs traditionally increase as occupancy increases, which usually negatively impacts our operating margins until we begin to also achieve significant improvements in our ADR.

Fiscal 2014 versus Fiscal 2013

Hotels and resorts division revenues increased during fiscal 2014 compared to the prior year due primarily to higher occupancy rates and average daily rates at our comparable hotels and an increase in food and beverage revenues during fiscal 2014 compared to the prior year. Division revenues were also favorably impacted during fiscal 2014 by the addition of a new hotel, The Lincoln Marriott Cornhusker Hotel, during the second quarter of fiscal 2013. Conversely, division operating income during fiscal 2014 was negatively impacted by approximately $300,000 of real estate tax adjustments resulting from new tax assessments recently received at several of our hotels. We also believe our fiscal 2014 operating income was negatively impacted by the fact that two of our hotels, The Lincoln Marriott Cornhusker Hotel, and The Pfister Hotel, were being renovated during the year. Comparisons of our fiscal 2014 results to the prior year were favorably impacted by the fact that operating income during fiscal 2013 was negatively impacted by the resolution of all material lawsuits related to the Platinum Hotel & Spa in Las Vegas, Nevada, which added $3.3 million of costs to our fiscal 2013 operating results. Our fiscal 2013 operating income was also negatively impacted by an impairment charge of approximately $250,000 related to the closing of the water park at our Hilton Milwaukee hotel.

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

The lodging industry continued to recover at a steady pace during our fiscal 2014 after several very difficult years. Our overall occupancy rates again showed improvement during fiscal 2014 compared to the prior year and, in fact, continued to be at record levels for this division, significantly higher than they were prior to the recession-driven downturn in the hotel industry. However, one of the biggest challenges facing our hotels and resorts division, and the industry as a whole, has been the overall decline in ADR compared to pre-recession levels. Our ADR during fiscal 2014 was still approximately 3.1% below pre-recession fiscal 2008 levels, and our ADR increases during the third and fourth quarters of fiscal 2014 compared to the same periods during fiscal 2013 were smaller than prior quarterly comparisons due in part to an intentional strategy at one of our Milwaukee hotels to increase occupancy by lowering our ADR.

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

Late in our fiscal 2014, we obtained a new management contract to operate the Heidel House Resort & Spa, located in Green Lake, Wisconsin.

Liquidity and Capital Resources

Liquidity

Our theatre and hotels and resorts divisions each generate significant and relatively consistent daily amounts of cash, subject to seasonality described above, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of $145 million of unused credit lines at the end of the Transition Period, are adequate to support the ongoing operational liquidity needs of our businesses during fiscal 2016.

We are party to a revolving credit agreement with various lenders. The revolving credit agreement has approximately two years remaining at favorable terms (LIBOR plus 1.00% to 1.625%, including a facility fee, based on our borrowing levels). As of December 31, 2015, we were in compliance with the financial covenants set forth in the credit agreement. As of December 31, 2015, our defined consolidated debt to total capitalization ratio was 0.36 and our fixed charge coverage ratio was 6.6, compared to limitations of 0.55 and 3.0, respectively, as specified in the credit agreement. We expect to be able to meet the financial covenants contained in the credit agreement during fiscal 2016.

The majority of our other long-term debt consists of senior notes and mortgages with annual maturities of $12.4 million and $52.2 million in fiscal 2016 and 2017, respectively. Approximately $40.6 million of the fiscal 2017 maturities relate to two mortgages that we expect to extend or replace. The senior notes impose various financial covenants applicable to The Marcus Corporation and certain of our subsidiaries. As of December 31, 2015, we were in compliance with all of the financial covenants imposed by the senior notes, and we expect to be able to meet the financial covenants imposed by the senior notes during fiscal 2016.

Financial Condition

Transition Period versus Prior Year Comparable Period

Net cash provided by operating activities totaled $66.8 million during the Transition Period compared to $55.0 million during the prior year comparable 30-week period, an increase of $11.8 million, or 21.4%. The increase in net cash provided by operating activities was due primarily to increased net earnings, increased depreciation and amortization, and the favorable timing of the collection of accounts and notes receivable and payment of income taxes and other accrued liabilities, partially offset by a decrease in deferred income taxes and deferred compensation and other, and the unfavorable timing of the payment of accounts payable and accrued compensation.

Net cash used in investing activities during the Transition Period totaled $40.8 million compared to $36.0 million during the prior year comparable period, an increase of $4.8 million, or 13.6%. The increase in net cash used in investing activities was primarily the result of an increase in capital expenditures, partially offset by an increase in proceeds from disposals of property, equipment and other assets, net of proceeds held by an intermediary during the Transition Period. Proceeds from the disposal of property, equipment and other assets of $14.0 million during the Transition Period related primarily to the sale of the Hotel Phillips and a former theatre location. A portion of the proceeds from the sale of the Hotel Phillips are being held by an intermediary in conjunction with an expected Internal Revenue Code §1031 tax-deferred like-kind exchange transaction during fiscal 2016. We also purchased an interest in a joint venture during the Transition Period (the Capitol District Marriott Hotel, Omaha, Nebraska) and during the prior year comparable period (the Hotel Zamora, St. Pete Beach, Florida) that contributed to our net cash used in investing activities during both periods.

Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $44.5 million during the Transition Period compared to $33.9 million during the prior year comparable period, an increase of $10.6 million, or 31.3%. We incurred capital expenditures of $3.2 million and $4.1 million, respectively, related to the development of a new theatre during the Transition Period and prior year comparable period. We did not incur any capital expenditures related to developing new hotels during either period. We incurred approximately $28.0 million and $21.0 million, respectively, of capital expenditures during the Transition Period and prior year comparable period in our theatre division, including the aforementioned costs associated with constructing a new theatre in Sun Prairie, Wisconsin, as well as costs associated with the addition of DreamLounger recliner seating, our Take Five Lounge, Zaffiro’s Express and Big Screen Bistro food and beverage concepts, and UltraScreen DLX, SuperScreen DLX and UltraScreen premium large format screens at selected theatres, each as described in the Current Plans section of this MD&A. We incurred approximately $13.4 million of capital expenditures in our hotels and resorts division during the Transition Period, including costs associated with the completion of the conversion of our Chicago hotel into an AC Hotel by Marriott and our acquisition of the SafeHouse, as well as other maintenance capital projects at our company-owned hotels and resorts. During the prior year comparable period, we incurred approximately $11.8 million of capital expenditures in our hotels and resorts division, including costs associated with the completion of the fiscal 2014 renovation of the tower guest rooms of The Pfister Hotel in Milwaukee, Wisconsin, completion of the renovation of The Lincoln Marriott Cornhusker Hotel in Lincoln, Nebraska, and the commencement of the conversion of our Chicago hotel into an AC Hotel by Marriott, as well as other maintenance capital projects at our company-owned hotels and resorts. We did not incur any acquisition-related capital expenditures in our theatre division during the Transition Period or the prior year comparable period. Our current estimated fiscal 2016 capital expenditures, which we anticipate may be in the $75-$95 million range, are described in greater detail in the Current Plans section of this MD&A.

Net cash used in financing activities during the Transition Period totaled $26.0 million compared to $7.1 million during the prior year comparable period, an increase of $18.9 million. The increase in net cash used in financing activities related primarily to a decrease in our net borrowings on our credit facility during the Transition Period compared to the prior year comparable period and a slight increase in dividends paid.

We used excess cash during the Transition Period and prior year comparable period to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, we added $108.5 million of new short-term borrowings and we made $126.5 million of repayments on short-term borrowings during the Transition Period (net decrease in borrowings on our credit facility of $18.0 million) compared to $80.0 million of new short-term borrowings and $80.0 million of repayments on short-term borrowings made during the prior year comparable period (no change in net borrowings on our credit facility), accounting for the majority of the increase in net cash used in financing activities during the Transition Period. Principal payments on long-term debt were $3.3 million during the Transition Period compared to payments of $2.4 million during the prior year comparable period .

Our debt-to-capitalization ratio (excluding our capital lease obligation related to digital cinema projection systems) was 0.38 at December 31, 2015 compared to 0.42 at the end of fiscal 2015. Based upon our current expectations for our fiscal 2016 capital expenditures, we anticipate that our total long-term debt and debt-to-capitalization ratio at the end of our fiscal 2016 may increase slightly from that as of December 31, 2015. Our actual total long-term debt and debt-to-capitalization ratio at the end of fiscal 2016 are dependent upon, among other things, our actual operating results, capital expenditures, potential acquisitions, asset sales proceeds and potential equity transactions during the year.

We repurchased approximately 3,700 and 3,000 shares of our common stock in conjunction with the exercise of stock options during the Transition Period and prior year comparable period, respectively. As of December 31, 2015, approximately 3.2 million shares of our common stock remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.

We paid regular quarterly dividends totaling $5.6 million and $5.1 million, respectively, during the Transition Period and prior year comparable period. We increased our regular quarterly common stock cash dividend by 10.5% during the fourth quarter of fiscal 2015 to $0.105 per common share. During the first quarter of fiscal 2016, we increased our regular quarterly common stock cash dividend by an additional 7.1% to $0.1125 per common share. During the Transition Period and prior year comparable period, we made distributions to noncontrolling interests of $505,000 and $959,000, respectively.

Fiscal 2015 versus Fiscal 2014

Net cash provided by operating activities totaled $80.5 million during fiscal 2015 compared to $66.4 million during fiscal 2014, an increase of $14.1 million, or 21.1%. The increase in net cash provided by operating activities was due primarily to increased net earnings, increased depreciation and amortization, deferred income taxes and deferred compensation and other, and the favorable timing of the payment of accounts payable and income taxes, partially offset by the unfavorable timing of the payment of other accrued liabilities and the collection of accounts and notes receivable.

Net cash used in investing activities during fiscal 2015 totaled $78.2 million compared to $57.7 million during fiscal 2014, an increase of $20.5 million, or 35.5%. The increase in net cash used in investing activities was primarily the result of an increase in capital expenditures, partially offset by a decrease in proceeds from disposals of property, equipment and other assets and a decrease in other assets. We also purchased an interest in a joint venture (the Hotel Zamora) during fiscal 2015 that contributed to our increased net cash used in investing activities during fiscal 2015. Proceeds from the disposal of property, equipment and other assets of $1.9 million during fiscal 2014 related primarily to the sale of two theatre outlots and the sale of our interest in a hotel joint venture.

Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $75.0 million during fiscal 2015 compared to $56.7 million during fiscal 2014, an increase of $18.3 million, or 32.3%. We incurred capital expenditures of $15.5 million and $3.2 million, respectively, related to the development of a new theatre during fiscal 2015 and fiscal 2014. We did not incur any capital expenditures related to developing new hotels during fiscal 2015 or fiscal 2014. We incurred approximately $49.8 million and $38.0 million, respectively, of capital expenditures during fiscal 2015 and fiscal 2014 in our theatre division, including the aforementioned costs associated with constructing a new theatre in Sun Prairie, Wisconsin, as well as costs associated with the addition of DreamLounger recliner seating, our Take Five Lounge, Zaffiro’s Express and Big Screen Bistro food and beverage concepts, and UltraScreen DLX, SuperScreen DLX and UltraScreen premium large format screens at selected theatres, each as described in the Current Plans section of this MD&A. We incurred approximately $23.6 million of capital expenditures in our hotels and resorts division during fiscal 2015, including costs related to the conversion of our Chicago hotel into an AC Hotel by Marriott and costs related to completing renovations at The Pfister Hotel and The Lincoln Marriott Cornhusker Hotel. During fiscal 2014, we incurred approximately $18.5 million of capital expenditures in our hotels and resorts division, including costs associated with renovations at The Lincoln Marriott Cornhusker Hotel and The Pfister Hotel, as well as other maintenance capital projects at our company-owned hotels and resorts. We did not incur any acquisition-related capital expenditures in our theatre division or hotels and resorts division during fiscal 2015 or fiscal 2014.

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

We used excess cash during fiscal 2015 and fiscal 2014 to reduce our borrowings under our revolving credit agreement. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. We used the proceeds of our issuance and sale of senior notes during fiscal 2014 to pay off borrowings under our revolving credit agreement. In addition, we paid off an existing mortgage on our Chicago hotel at the end of fiscal 2014 with borrowings under our credit agreement. As a result, we added $162.5 million of new short-term borrowings and we made $148.5 million of repayments on short-term borrowings during fiscal 2015 (a net increase in borrowings on our credit facility of $14.0 million) compared to $92.5 million of new short-term borrowings and $115.5 million of repayments on short-term borrowings during fiscal 2014 (a net decrease in borrowings on our credit facility of $23.0 million). We had no proceeds from the issuance of long-term debt in fiscal 2015 compared to proceeds of $52.7 million during fiscal 2014, including the sale and issuance of senior notes. Principal payments on long-term debt, which included the payment of current maturities of senior notes and mortgages, were $7.2 million during fiscal 2015 compared to $31.9 million during fiscal 2014. We also incurred $316,000 in debt issuance costs during fiscal 2014.

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

Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $56.7 million during fiscal 2014 compared to $22.6 million during fiscal 2013. We incurred capital expenditures of $3.2 million related to the development of a new theatre during fiscal 2014. We did not incur any capital expenditures related to developing new hotels during fiscal 2014, nor did we incur any capital expenditures related to developing new theatres or hotels during fiscal 2013. We incurred approximately $38.0 million of capital expenditures during fiscal 2014 in our theatre division, including the aforementioned costs associated with developing a new theatre in Sun Prairie, Wisconsin, as well as costs associated with the addition of DreamLounger recliner seating, our Take Five Lounge and Zaffiro’s Express food and beverage concepts, and UltraScreen DLX and UltraScreen premium large format screens at selected theatres. During fiscal 2014, we incurred approximately $18.5 million of capital expenditures in our hotels and resorts division, including costs associated with renovations at The Lincoln Marriott Cornhusker Hotel and The Pfister Hotel properties, as well as other maintenance capital projects at our company-owned hotels and resorts. We incurred approximately $13.3 million of capital expenditures during fiscal 2013 in our theatre division, including costs associated with the completion of a Zaffiro’s Pizzeria and Bar at one theatre, construction of UltraScreens at two theatres and major remodels at four theatres, which included the construction of three new Take Five Lounges. We incurred approximately $9.1 million of capital expenditures during fiscal 2013 in our hotels and resorts division, including costs associated with a rooms renovation at The Pfister Hotel, the renovation of the Monarch Lounge at the Hilton Milwaukee hotel, previously-described renovation costs at The Cornhusker and costs associated with the construction of concierge and club lounges at The Pfister Hotel and Grand Geneva Resort & Spa, as well as other maintenance capital projects at our company-owned hotels and resorts.

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

We used excess cash during fiscal 2014 and fiscal 2013 to reduce our borrowings under our revolving credit agreement. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. We used the proceeds of our issuance and sale of senior notes during fiscal 2014 to pay off borrowings under our revolving credit agreement. In addition, we paid off an existing mortgage on our Chicago hotel at the end of fiscal 2014 with borrowings under our credit agreement. As a result, we added $92.5 million of new short-term borrowings and we made $115.5 million of repayments on short-term borrowings during fiscal 2014 (a net decrease in borrowings on our credit facility of $23.0 million) compared to $198.3 million of new short-term borrowings and $212.3 million of repayments on short-term borrowings during fiscal 2013 (a net decrease in borrowings on our credit facility of $14.0 million). We had proceeds from the issuance of long-term debt of $52.7 million during fiscal 2014, including the issuance and sale of senior notes, compared to proceeds from the issuance of long-term debt of $64.4 million during fiscal 2013, including the issuance of an unsecured term loan and the refinancing of a mortgage. Principal payments on long-term debt, which included the payment of current maturities of senior notes and mortgages, were $31.9 million during fiscal 2014 compared to $27.8 million during fiscal 2013. We also incurred $316,000 and $1.5 million in debt issuance costs during fiscal 2014 and fiscal 2013, respectively.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

We have obligations and commitments to make future payments under debt and operating leases. The following schedule details these obligations at December 31, 2015 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$226,072	$18,292	$127,991	$19,185	$60,604
Interest on fixed-rate long term debt (1)	31,252	7,364	9,173	5,750	8,965
Pension obligations	31,671	1,191	2,542	2,797	25,141
Operating lease obligations	118,110	7,750	16,057	16,336	77,967
Construction commitments	16,337	16,337	–	–	–
Total contractual obligations	$423,442	$50,934	$155,763	$44,068	$172,677

(1)	Interest on variable-rate debt obligations is excluded due to significant variations that may occur in each year related to the amount of variable-rate debt and the accompanying interest rate. Fixed interest rate payments related to the interest rate swap agreement described below are included.

As of December 31, 2015, we had a capital lease obligation of $20.4 million. The maximum amount we could be required to pay under this obligation is approximately $6.2 million per year until the obligation is fully satisfied. We believe the possibility of making any payments on this obligation is remote. Additional detail describing this obligation is included in Note 5 to our consolidated financial statements.

Additional detail describing our long-term debt is included in Note 6 to our consolidated financial statements.

As of December 31, 2015, we had no additional material purchase obligations other than those created in the ordinary course of business related to property and equipment, which generally have terms of less than 90 days. We had long-term obligations related to our employee benefit plans, which are discussed in detail in Note 8 to our consolidated financial statements. We have not included uncertain tax obligations in the table of contractual obligations set forth above due to uncertainty as to the timing of any potential payments.

As of December 31, 2015, we had approximately five years remaining on our office lease, which reflected the amendment and extension of the term of the lease that we entered into on June 1, 2012.

As of December 31, 2015, we had no debt or lease guarantee obligations.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, and we manage our exposure to this market risk by monitoring available financing alternatives.

Variable interest rate debt outstanding as of December 31, 2015 was $86.7 million, carried an average interest rate of 2.1% and represented 38.3% of our total debt portfolio. After adjusting for an outstanding swap agreement described below, variable interest rate debt outstanding as of December 31, 2015 was $61.7 million, carried an average interest rate of 2.2% and represented 27.3% of our total debt portfolio. Our earnings are affected by changes in short-term interest rates as a result of our borrowings under our revolving credit facility. Based upon the interest rates in effect on our variable rate debt outstanding as of December 31, 2015, a 100 basis point increase in market interest rates would increase our annual interest expense by $900,000.

Fixed interest rate debt totaled $139.4 million as of December 31, 2015, carried an average interest rate of 5.2% and represented 61.7% of our total debt portfolio. After adjusting for an outstanding swap agreement described below, fixed interest rate debt totaled $164.4 million as of December 31, 2015, carried an average interest rate of 4.8% and represented 72.7% of our total debt portfolio. Fixed interest rate debt included the following: senior notes bearing interest semiannually at fixed rates ranging from 4.02% to 6.55%, maturing in fiscal 2018 through 2025; and fixed rate mortgages and other debt instruments bearing interest from 3.00% to 5.90%, maturing in fiscal 2017 through 2042. The fair value of our fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2015, the fair value of our $101.4 million of senior notes was approximately $104.2 million. Based upon the respective rate and prepayment provisions of our remaining fixed interest rate mortgage and unsecured term note at December 31, 2015, the carrying amounts of such debt approximated fair value as of such date.

The variable interest rate debt and fixed interest rate debt outstanding as of December 31, 2015 matures as follows (in thousands):

	F2016	F2017	F2018	F2019	F2020	Thereafter	Total
Variable interest rate	$6,252	$23,522	$56,877	$-	$-	$-	$86,651
Fixed interest rate	12,040	35,897	11,695	9,579	9,606	60,604	139,421
Total debt	$18,292	$59,419	$68,572	$9,579	$9,606	$60,604	$226,072

We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments. Payments or receipts on the agreements are recorded as adjustments to interest expense. We had one outstanding interest rate swap agreement at December 31, 2015 covering $25.0 million, expiring on January 22, 2018. Under this swap agreement, we pay a defined fixed rate while receiving a defined variable rate based on LIBOR, effectively converting $25.0 million of our credit agreement term loan to a fixed rate. The swap agreement did not materially impact our Transition Period earnings and we do not expect it to have any material impact on our fiscal 2016 earnings.

Critical Accounting Policies and Estimates

This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of our financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

i

Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level. When reviewing goodwill for impairment, we consider the amount of excess fair value over the carrying value of the reporting unit, the period of time since the last quantitative test, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, we assess numerous factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. Examples of qualitative factors that we assess include our share price, our financial performance, market and competitive factors in our industry, and other events specific to the reporting unit. If we conclude that is it more likely than not that the fair value of our reporting unit is less than its carrying value, we perform a two-step quantitative impairment test by comparing the carrying value of the reporting unit to the estimated fair value. Primarily all of our goodwill relates to our theatre segment. The fair value of our theatre reporting unit exceeded its carrying value for the Transition Period, fiscal 2015 and fiscal 2014 by a substantial amount.

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

Accounting Changes

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue From Contracts With Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles when it becomes effective. The new standard is effective for the Company in fiscal 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is evaluating the effect that the guidance will have on its consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU No. 2015-02 clarifies how to determine whether equity holders as a group have power to direct the activities that most significantly affect the legal entity’s economic performance and could affect whether it is a variable interest entity. The new standard was effective for the Company beginning in fiscal 2016. The Company is completing its evaluation of the effect that the guidance will have on its consolidated financial statements and related disclosures and will finalize its conclusions as of the end of its fiscal 2016 first quarter.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30), which requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, and requires the amortization of the costs be reported as interest expense. The new standard was effective for the Company beginning in fiscal 2016 and will not have an effect on the Company’s overall financial position or results of operations.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The new standard was effective for the Company beginning in fiscal 2016 and may be applied either prospectively or retrospectively. The adoption of this new standard will not have an effect on the Company’s overall results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements of financial instruments. The new standard is effective for the Company in fiscal 2018, with early adoption permitted for certain provisions of the statement. Entities must apply the standard, with certain exceptions, using a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact the adoption of the standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), intended to improve financial reporting related to leasing transactions. ASU No. 2016-02 requires a lessee to recognize on the balance sheet assets and liabilities for rights and obligations created by leased assets with lease terms of more than 12 months. The new guidance will also require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from the leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The new standard is effective for the Company in fiscal 2019 and early application is permitted. The Company is evaluating the effect that the guidance will have on its consolidated financial statement and related disclosures.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015. The Company’s auditors, Deloitte & Touche LLP, have issued an attestation report on our internal control over financial reporting. That attestation report is set forth in this Item 8.

Gregory S. Marcus President and Chief Executive Officer	Douglas A. Neis Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Marcus Corporation

We have audited the internal control over financial reporting of The Marcus Corporation and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the 31 week period ended December 31, 2015 of the Company and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the change in the Company’s fiscal year.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Marcus Corporation

We have audited the accompanying consolidated balance sheets of The Marcus Corporation and subsidiaries (the “Company”) as of December 31, 2015, May 28, 2015, and May 29, 2014, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for the 31 week period ended December 31, 2015 and each of the three years in the period ended May 28, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Marcus Corporation and subsidiaries as of December 31, 2015, May 28, 2015, and May 29, 2014, and the results of their operations and their cash flows for the 31 week period ended December 31, 2015 and each of the three years in the period ended May 28, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2015 the Company changed its fiscal year from the last Thursday in May to the last Thursday in December.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
March 15, 2016

THE MARCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2015	May 28, 2015	May 29, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 1)	$6,672	$6,723	$6,780
Restricted cash (Note 1)	18,019	8,760	8,032
Accounts and notes receivable, net of reserves (Note 5)	13,366	16,339	9,472
Refundable income taxes	-	4,022	2,958
Deferred income taxes (Note 9)	2,807	2,997	3,056
Other current assets (Note 1)	7,041	6,732	6,367
Total current assets	47,905	45,573	36,665

Property and equipment, net (Note 5)	670,702	680,117	651,580

OTHER ASSETS:
Investments in joint ventures (Note 11)	7,455	5,643	2,025
Goodwill (Note 1)	44,220	43,720	43,858
Other (Note 5)	37,630	33,989	34,795
Total other assets	89,305	83,352	80,678
Total assets	$807,912	$809,042	$768,923

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,737	$36,776	$30,954
Income taxes	3,490	-	-
Taxes other than income taxes	17,303	15,099	14,333
Accrued compensation	12,269	15,354	12,914
Other accrued liabilities (Note 1)	43,231	35,220	31,912
Current portion of capital lease obligation (Note 5)	5,181	5,053	4,871
Current maturities of long-term debt (Note 6)	18,292	17,742	7,030
Total current liabilities	128,503	125,244	102,014

CAPITAL LEASE OBLIGATION (Note 5)	15,192	18,317	23,370

Long-term debt (Note 6)	207,780	229,669	233,557

Deferred income taxes (Note 9)	46,212	47,502	42,561

Deferred compensation and other (Note 8)	44,527	42,075	37,442

commitments AND license rights (Note 10)

equity (Note 7):
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	–	–	–
Common Stock:
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,478,541 shares at December 31, 2015 and May 28, 2015 and 22,457,727 shares at May 29, 2014	22,479	22,479	22,458
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,710,972 shares at December 31, 2015 and May 28, 2015 and 8,731,786 shares at May 29, 2014	8,711	8,711	8,732
Capital in excess of par	56,474	55,539	53,844
Retained earnings	325,355	307,939	294,334
Accumulated other comprehensive loss	(5,221)	(5,312)	(4,558)
	407,798	389,356	374,810
Less cost of Common Stock in treasury (3,525,657 shares at December 31, 2015, 3,636,098 shares at May 28, 2015 and 3,890,871 shares at May 29, 2014)	(44,446)	(45,577)	(48,599)
Total shareholders’ equity attributable to The Marcus Corporation	363,352	343,779	326,211
Noncontrolling interests	2,346	2,456	3,768
Total equity	365,698	346,235	329,979
Total liabilities and shareholders’ equity	$807,912	$809,042	$768,923

See accompanying notes.

The Marcus Corporation

Consolidated Statements of EARNINGS

(in thousands, except per share data)

	31 Weeks Ended	(unaudited) 30 Weeks Ended	Year Ended
	December 31,	December 25,	May 28,	May 29,	May 30,
	2015	2014	2015	2014	2013
REVENUES:
Theatre admissions	$104,606	$85,608	$157,254	$146,039	$134,523
Rooms	70,093	69,897	109,660	105,483	99,668
Theatre concessions	69,206	52,872	98,746	84,062	73,189
Food and beverage	44,590	41,456	67,174	58,826	55,458
Other revenues	35,772	30,807	55,233	53,529	49,998
Total revenues	324,267	280,640	488,067	447,939	412,836

COSTS AND EXPENSES:
Theatre operations	91,747	73,081	134,946	127,531	115,078
Rooms	24,933	25,104	42,579	40,834	38,260
Theatre concessions	19,958	14,711	27,032	23,335	19,816
Food and beverage	34,656	32,425	55,215	46,250	43,062
Advertising and marketing	14,842	16,178	25,265	25,160	23,571
Administrative	36,392	29,029	53,247	46,642	45,266
Depreciation and amortization	24,073	22,412	38,810	33,845	33,827
Rent (Note 10)	5,040	5,009	8,591	8,522	8,418
Property taxes	8,630	8,756	15,001	14,637	14,836
Other operating expenses	19,582	19,911	34,268	32,801	30,986
Impairment charge (Note 2)	–	–	2,919	–	1,512
Total costs and expenses	279,853	246,616	437,873	399,557	374,632

OPERATING INCOME	44,414	34,024	50,194	48,382	38,204

OTHER INCOME (EXPENSE):
Investment income	15	58	252	630	494
Interest expense	(5,675)	(5,557)	(9,477)	(10,060)	(9,309)
Extinguishment of debt	–	–	–	–	6,008
Loss on disposition of property, equipment and other assets	(490)	(719)	(1,463)	(993)	(266)
Equity losses from unconsolidated joint ventures, net (Note 11)	(36)	(63)	(186)	(250)	(450)
	(6,186)	(6,281)	(10,874)	(10,673)	(3,523)
EARNINGS BEFORE INCOME TAXES	38,228	27,743	39,320	37,709	34,681
Income taxes (Note 9)	14,785	11,043	15,678	16,810	11,350
NET EARNINGS	23,443	16,700	23,642	20,899	23,331
NET EARNINGS (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(122)	(82)	(353)	(4,102)	5,825
NET EARNINGS ATTRIBUTABLE TO THE MARCUS CORPORATION	$23,565	$16,782	$23,995	$25,001	$17,506

net earnings per share – BASIC:
Common Stock	$0.88	$0.63	$0.90	$0.95	$0.68
Class B Common Stock	0.80	0.57	0.82	0.86	0.59

net earnings per share – DILUTED:
Common Stock	$0.84	$0.61	$0.87	$0.92	$0.63
Class B Common Stock	0.79	0.57	0.81	0.86	0.59

See accompanying notes.

The Marcus Corporation

Consolidated Statements of COMPREHENSIVE INCOME

(in thousands)

	31 Weeks Ended	(unaudited) 30 Weeks Ended	Year Ended
	December 31,	December 25,	May 28,	May 29,	May 30,
	2015	2014	2015	2014	2013

NET EARNINGS	$23,443	$16,700	$23,642	$20,899	$23,331

OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized gain on available for sale investments, net of tax benefit of $0, $0, $0, $1 and $1, respectively	–	–	–	(1)	(2)
Pension gain (loss) arising during period, net of tax effect (benefit) of $(42), $0, $(570), $(668) and $49, respectively	(62)	–	(902)	(899)	70
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $84, $0, $127, $114 and $119, respectively	127	–	199	154	167
Amortization of loss on swap agreement, net of tax effect of $0, $0, $0, $0 and $41, respectively (Note 6)	–	–	–	–	58
Fair market value adjustment of interest rate swap, net of tax effect (benefit) of $(25), $9, $(110), $(65) and $(4), respectively (Note 6)	(39)	14	(169)	(99)	(7)
Reclassification adjustment on interest rate swap included in interest expense, net of tax effect of $43, $45, $77, $76 and $16, respectively (Note 6)	65	69	118	115	25
Other comprehensive income (loss)	91	83	(754)	(730)	311
COMPREHENSIVE INCOME	23,534	16,783	22,888	20,169	23,642
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(122)	(82)	(353)	(4,102)	5,825
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE MARCUS CORPORATION	$23,656	$16,865	$23,241	$24,271	$17,817

See accompanying notes.

The Marcus Corporation

Consolidated Statements of Shareholders’ Equity

(in thousands, except per share data)

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity Attributable to The Marcus Corporation	Non- controlling Interests	Total Equity
BALANCES AT MAY 31, 2012	$23,372	$8,818	$50,836	$296,644	$(4,139)	$(30,742)	$343,789	–	$343,789
Cash dividends:
$1.22 per share Class B Common Stock	–	–	–	(10,688)	–	–	(10,688)	–	(10,688)
$1.34 per share Common Stock	–	–	–	(24,926)	–	–	(24,926)	–	(24,926)
Exercise of stock options	–	–	(417)	–	–	2,599	2,182	–	2,182
Purchase of treasury stock	–	–	–	–	–	(24,638)	(24,638)	–	(24,638)
Savings and profit-sharing contribution	–	–	(4)	–	–	838	834	–	834
Reissuance of treasury stock	–	–	(13)	–	–	520	507	–	507
Issuance of non-vested stock	–	–	(248)	–	–	248	–	–	–
Share-based compensation	–	–	1,772	–	–	–	1,772	–	1,772
Other	–	–	53	–	–	–	53	169	222
Conversions of Class B Common Stock	61	(61)	–	–	–	–	–	–	–
Equity contributions	–	–	–	–	–	–	–	4,000	4,000
Comprehensive income	–	–	–	17,506	311	–	17,817	5,825	23,642
BALANCES AT MAY 30, 2013	22,433	8,757	51,979	278,536	(3,828)	(51,175)	306,702	9,994	316,696
Cash dividends:
$.32 per share Class B Common Stock	–	–	–	(2,782)	–	–	(2,782)	–	(2,782)
$.35 per share Common Stock	–	–	–	(6,421)	–	–	(6,421)	–	(6,421)
Exercise of stock options	–	–	98	–	–	5,507	5,605	–	5,605
Purchase of treasury stock	–	–	–	–	–	(4,180)	(4,180)	–	(4,180)
Savings and profit-sharing contribution	–	–	99	–	–	683	782	–	782
Reissuance of treasury stock	–	–	40	–	–	255	295	–	295
Issuance of non-vested stock	–	–	(311)	–	–	311	–	–	–
Share-based compensation	–	–	1,781	–	–	–	1,781	–	1,781
Other	–	–	158	–	–	–	158	–	158
Conversions of Class B Common Stock	25	(25)	–	–	–	–	–	–	–
Distributions to noncontrolling interest	–	–	–	–	–	–	–	(2,124)	(2,124)
Comprehensive income (loss)	–	–	–	25,001	(730)	–	24,271	(4,102)	20,169
BALANCES AT MAY 29, 2014	22,458	8,732	53,844	294,334	(4,558)	(48,599)	326,211	3,768	329,979
Cash dividends:
$.35 per share Class B Common Stock	–	–	–	(3,092)	–	–	(3,092)	–	(3,092)
$.39 per share Common Stock	–	–	–	(7,298)	–	–	(7,298)	–	(7,298)
Exercise of stock options	–	–	(66)	–	–	3,030	2,964	–	2,964
Purchase of treasury stock	–	–	–	–	–	(1,092)	(1,092)	–	(1,092)
Savings and profit-sharing contribution	–	–	320	–	–	568	888	–	888
Reissuance of treasury stock	–	–	91	–	–	227	318	–	318
Issuance of non-vested stock	–	–	(289)	–	–	289	–	–	–
Share-based compensation	–	–	1,499	–	–	–	1,499	–	1,499
Other	–	–	140	–	–	–	140	–	140
Conversions of Class B Common Stock	21	(21)	–	–	–	–	–	–	–
Distributions to noncontrolling interest	–	–	–	–	–	–	–	(959)	(959)
Comprehensive income (loss)	–	–	–	23,995	(754)	–	23,241	(353)	22,888
BALANCES AT MAY 28, 2015	$22,479	$8,711	$55,539	$307,939	$(5,312)	$(45,577)	$343,779	$2,456	$346,235
Cash dividends:
$.19 per share Class B Common Stock	–	–	–	(1,663)	–	–	(1,663)	–	(1,663)
$.21 per share Common Stock	–	–	–	(3,969)	–	–	(3,969)	–	(3,969)
Exercise of stock options	–	–	(2)	–	–	862	860	–	860
Purchase of treasury stock	–	–	–	–	–	(75)	(75)	–	(75)
Reissuance of treasury stock	–	–	99	–	–	152	251	–	251
Issuance of non-vested stock	–	–	(192)	–	–	192	–	–	–
Share-based compensation	–	–	975	–	–	–	975	–	975
Other	–	–	55	(517)	–	–	(462)	517	55
Distributions to noncontrolling interest	–	–	–	–	–	–	–	(505)	(505)
Comprehensive income	–	–	–	23,565	91	–	23,656	(122)	23,534
BALANCES AT DECEMBER 31, 2015	$22,479	$8,711	$56,474	$325,355	$(5,221)	$(44,446)	$363,352	$2,346	$365,698

See accompanying notes.

The Marcus Corporation

Consolidated Statements of Cash Flows

(in thousands)

	31 Weeks Ended	(unaudited) 30 Weeks Ended	Year Ended
	December 31,	December 25,	May 28,	May 29,	May 30,
	2015	2014	2015	2014	2013
OPERATING ACTIVITIES
Net earnings	$23,443	$16,700	$23,642	$20,899	$23,331
Adjustments to reconcile net earnings to net cash provided by operating activities:
Extinguishment of debt	–	–	–	–	(6,008)
Losses on investments in joint ventures	36	63	186	250	450
Distributions from joint ventures	152	120	166	120	120
Loss on disposition of property, equipment and other assets	490	719	1,463	993	266
Impairment charge	–	–	2,919	–	1,512
Amortization of loss on swap agreement	–	–	–	–	99
Amortization of favorable lease right	194	194	334	334	334
Depreciation and amortization	24,073	22,412	38,810	33,845	33,827
Stock compensation expense	975	803	1,499	1,781	1,772
Deferred income taxes	(1,079)	93	5,614	(451)	(1,146)
Deferred compensation and other	1,564	3,125	3,531	850	(44)
Contribution of the Company’s stock to savings and profit-sharing plan	–	–	888	782	834
Changes in operating assets and liabilities:
Accounts and notes receivable	2,967	(1,365)	(5,627)	(877)	(42)
Other current assets	(388)	(329)	(845)	836	1,014
Accounts payable	(665)	3,269	2,355	748	5,733
Income taxes	7,567	5,442	(925)	(2,544)	2,876
Taxes other than income taxes	2,550	2,341	766	333	890
Accrued compensation	(3,085)	(1,310)	2,440	1,974	(1,158)
Other accrued liabilities	8,016	2,738	3,236	6,567	(1,458)
Total adjustments	43,367	38,315	56,810	45,541	39,871
Net cash provided by operating activities	66,810	55,015	80,452	66,440	63,202

INVESTING ACTIVITIES
Capital expenditures	(44,452)	(33,856)	(74,988)	(56,673)	(22,635)
Purchase of hotel	–	–	–	–	(856)
Proceeds from disposals of property, equipment and other assets	13,977	183	226	1,926	4,662
Increase in restricted cash	(9,259)	(1,276)	(728)	(137)	(1,513)
(Increase) decrease in other assets	495	887	(786)	(1,227)	(1,674)
Capital contribution in joint venture	–	(400)	(399)	(1,366)	–
Purchase of interest in joint venture	(1,600)	(1,500)	(1,500)	–	(444)
Cash advanced to joint ventures	–	–	–	(231)	(101)
Net cash used in investing activities	(40,839)	(35,962)	(78,175)	(57,708)	(22,561)

FINANCING ACTIVITIES
Debt transactions:
Proceeds from borrowings on revolving credit facility	108,500	80,000	162,500	92,500	198,250
Repayment of borrowings on revolving credit facility	(126,500)	(80,000)	(148,500)	(115,500)	(212,250)
Proceeds from issuance of long-term debt	–	–	–	52,700	64,350
Principal payments on long-term debt	(3,339)	(2,433)	(7,176)	(31,886)	(27,763)
Debt issuance costs	–	–	–	(316)	(1,527)
Equity transactions:
Treasury stock transactions, except for stock options	594	182	(773)	(3,886)	(24,131)
Exercise of stock options	860	1,113	2,964	5,605	2,182
Dividends paid	(5,632)	(5,052)	(10,390)	(9,203)	(35,614)
Distributions to noncontrolling interest	(505)	(959)	(959)	(2,124)	–
Net cash used in financing activities	(26,022)	(7,149)	(2,334)	(12,110)	(36,503)
Net increase (decrease) in cash and cash equivalents	(51)	11,904	(57)	(3,378)	4,138
Cash and cash equivalents at beginning of year	6,723	6,780	6,780	10,158	6,020
Cash and cash equivalents at end of year	$6,672	$18,684	$6,723	$6,780	$10,158

Supplemental Information:
Change in accounts payable for additions to property and equipment	$(7,370)	$(4,018)	$3,467	$4,876	$652
Non-cash contribution in joint venture	$400	–	–	–	–

See accompanying notes.

The Marcus Corporation

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Description of Business - The Marcus Corporation and its subsidiaries (the “Company”) operate principally in two business segments:

Theatres: Operates multiscreen motion picture theatres in Wisconsin, Illinois, Ohio, Minnesota, Iowa, North Dakota and Nebraska and a family entertainment center in Wisconsin.

Hotels and Resorts: Owns and operates full service hotels and resorts in Wisconsin, Illinois, Oklahoma and Nebraska and manages full service hotels, resorts and other properties in Wisconsin, Minnesota, Texas, Nevada, Georgia, Florida and California.

Principles of Consolidation - The consolidated financial statements include the accounts of The Marcus Corporation and all of its subsidiaries, including two joint ventures in which the Company has an ownership interest greater than 50% and a 50% owned joint venture entity in which the Company has a controlling financial interest. The equity interest of outside owners in consolidated entities is recorded as noncontrolling interests in the consolidated balance sheets, and their share of earnings is recorded as net earnings attributable to noncontrolling interests in the consolidated statements of earnings in accordance with the partnership agreements. Investments in affiliates which are 50% or less owned by the Company for which the Company exercises significant influence but does not have control are accounted for on the equity method. The Company has investments in affiliates which are 50% or less owned by the Company which it does not exercise significant influence or have a controlling financial interest that it accounts for using the cost method of accounting. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year-End Change - On October 13, 2015, the Company’s Board of Directors approved a change in the Company’s fiscal year-end from the last Thursday in May to the last Thursday in December. The Company reports on a 52/53-week year. In this Transition Report on Form 10-K (the “Transition Report”), references to fiscal 2015 refer to the 52-week year ended May 28, 2015, references to fiscal 2014 refer to the 52-week year ended May 29, 2014 and references to fiscal 2013 refer to the 52-week year ended May 30, 2013. As a result of the change in fiscal year-end, the consolidated financial statements include the Company’s financial results for the 31 week transition period from May 29, 2015 to December 31, 2015, which will be referred to in this Transition Report as the Transition Period. The comparative 30 weeks information provided for the period ended December 25, 2014 is unaudited as it represents an interim period during the fiscal year ended May 28, 2015. Fiscal 2016 will be a 52-week year beginning on January 1, 2016 and ending on December 29, 2016.

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

Restricted Cash - Restricted cash consists of bank accounts related to capital expenditure reserve funds, sinking funds, operating reserves and replacement reserves and includes amounts held by a qualified intermediary agent to be used for tax-deferred, like-kind exchange transactions. As of December 31, 2015, approximately $8,735,000 of net sales proceeds were held with a qualified intermediary and were included in “Investing Activities” in our Consolidated Statements of Cash Flows. Restricted cash is not considered cash and cash equivalents for purposes of the statement of cash flows.

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At December 31, 2015, May 28, 2015 and May 29, 2014, the Company’s $70,000 of available for sale securities were valued using Level 1 pricing inputs.

Level 2 - Assets or liabilities for which fair value is based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date. At December 31, 2015, May 28, 2015 and May 29, 2014, the $16,000 asset, $28,000 liability and $56,000 asset, respectively, related to the Company’s interest rate hedge contract was valued using Level 2 pricing inputs.

Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At December 31, 2015, May 28, 2015 and May 29, 2014, none of the Company’s recorded assets or liabilities were valued using Level 3 pricing inputs, except as noted in Note 2.

The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable) approximates fair value. The fair value of the Company’s $101,429,000 of senior notes, valued using Level 2 pricing inputs, is approximately $104,238,000 at December 31, 2015, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The carrying amounts of the Company’s remaining long-term debt approximate their fair values, determined using current rates for similar instruments, or Level 2 pricing inputs.

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

Inventory - Inventories are stated at the lower of cost or market. Cost has been determined using the first-in, first-out method. Inventories of $2,641,000, $2,456,000 and $2,319,000 as of December 31, 2015, May 28, 2015 and May 29, 2014, respectively, were included in other current assets.

Property and Equipment - The Company states property and equipment at cost. Major renewals and improvements are capitalized, while maintenance and repairs that do not improve or extend the lives of the respective assets are expensed currently.

The Marcus Corporation

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the following estimated useful lives or any related lease terms:

Years
Land improvements	15 - 39
Buildings and improvements	12 - 39
Leasehold improvements	3 - 40
Furniture, fixtures and equipment	2 - 20

Depreciation expense totaled $23,893,000 for the Transition Period and $38,368,000, $33,329,000 and $33,469,000 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Long-Lived Assets - The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. For the purpose of determining fair value, defined as the amount at which an asset or group of assets could be bought or sold in a current transaction between willing parties, the Company utilizes currently available market valuations of similar assets in its respective industries, often expressed as a given multiple of operating cash flow. The Company evaluated the ongoing value of its property and equipment and other long-lived assets during the Transition Period, fiscal 2015, fiscal 2014 and fiscal 2013 and determined that there was no impact on the Company’s results of operations, other than the impairment charges discussed in Note 2.

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

Goodwill - The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. Prior to its change in fiscal year, the Company performed its annual impairment test on the last day of its fiscal year. Consistent with the fiscal year change, the annual impairment testing has been changed to the last day of its new fiscal year-end. The Company believes performing the test at the end of the fiscal year is preferable because it aligns the annual goodwill impairment testing with its financial planning process, which was also adjusted to align with the new fiscal year-end. The change in accounting principle does not delay, accelerate or avoid an impairment charge. The Company has prospectively applied the change in the annual goodwill impairment testing date as it is impracticable to determine objectively the estimates and assumptions necessary to perform the annual goodwill impairment test without the use of hindsight in prior periods. Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level. When reviewing goodwill for impairment, the Company considers the amount of excess fair value over the carrying value of the reporting unit, the period of time since its last quantitative test, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, the Company assesses numerous factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying value. Examples of qualitative factors that the Company assesses include its share price, its financial performance, market and competitive factors in its industry, and other events specific to the reporting unit. If the Company concludes that is it more likely than not that the fair value of its reporting unit is less than its carrying value, the Company performs a two-step quantitative impairment test by comparing the carrying value of the reporting unit to the estimated fair value. No impairment was identified as of December 31, 2015, May 28, 2015 or May 29, 2014. The Company has never recorded a goodwill impairment loss. A summary of the Company’s goodwill activity is as follows:

The Marcus Corporation

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

	December 31, 2015	May 28, 2015	May 29, 2014
	(in thousands)
Balance at beginning of period	$43,720	$43,858	$43,997
Acquisition	581	-	-
Deferred tax adjustment	(81)	(138)	(139)
Balance at end of period	$44,220	$43,720	$43,858

Capitalization of Interest - The Company capitalizes interest during construction periods by adding such interest to the cost of constructed assets. Interest of approximately $32,000, $194,000, $256,000 and $75,000 was capitalized in the Transition Period, fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Debt Issuance Costs - The Company’s debt issuance costs are included in other assets (long-term) and are deferred and amortized over the terms of the related debt agreements. Amortization expense of $258,000, $419,000, $491,000 and $348,000 was recorded in the Transition Period, fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Investments - Available for sale securities are stated at fair value, with unrealized gains and losses reported as a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method. Realized gains and losses and declines in value judged to be other-than-temporary are included in investment income. The Company evaluates securities for other-than-temporary impairment on a periodic basis and principally considers the type of security, the severity of the decline in fair value, and the duration of the decline in fair value in determining whether a security’s decline in fair value is other-than-temporary. The Company had no investment losses during the Transition Period, fiscal 2015, fiscal 2014 or fiscal 2013.

Revenue Recognition - The Company recognizes revenue from its rooms as earned on the close of business each day. Revenues from theatre admissions, concessions and food and beverage sales are recognized at the time of sale. Revenues from advanced ticket and gift certificate sales are recorded as deferred revenue and are recognized when tickets or gift certificates are redeemed. The Company had deferred revenue of $25,770,000, $18,502,000 and $16,028,000, which is included in other accrued liabilities, as of December 31, 2015, May 28, 2015 and May 29, 2014, respectively. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. Gift card breakage income is recorded in other revenues in the consolidated statements of earnings.

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

Insurance Reserves - The Company uses a combination of insurance and self insurance mechanisms, including participation in captive insurance entities, to provide for the potential liabilities for certain risks, including workers’ compensation, healthcare benefits, general liability, property insurance, director and officers’ liability insurance, cyber liability, employment practices liability and business interruption. Liabilities associated with the risks that are retained by the company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors and severity factors.

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

The Company assesses income tax positions and records tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. See Note 9 - Income Taxes.

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

The Marcus Corporation

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	31 Weeks Ended	(unaudited) 30 Weeks Ended	Year Ended
	December 31, 2015	December 25, 2014	May 28, 2015	May 29, 2014	May 30, 2013

	(in thousands, except per share data)
Numerator:
Net earnings attributable to The Marcus Corporation	$23,565	$16,782	$23,995	$25,001	$17,506

Denominator:
Denominator for basic EPS	27,609	27,379	27,421	27,076	27,846
Effect of dilutive employee stock options	308	214	266	74	19
Denominator for diluted EPS	27,917	27,593	27,687	27,150	27,865

Net earnings per share - Basic:
Common Stock	$0.88	$0.63	$0.90	$0.95	$0.68
Class B Common Stock	$0.80	$0.57	$0.82	$0.86	$0.59
Net earnings per share- Diluted:
Common Stock	$0.84	$0.61	$0.87	$0.92	$0.63
Class B Common Stock	$0.79	$0.57	$0.81	$0.86	$0.59

Options to purchase 456,000 shares, 434,000 shares, 469,000 shares and 1,402,000 shares of common stock at prices ranging from $19.74 to $23.37, $18.34 to $23.37, $14.40 to $23.37 and $12.73 to $23.37 per share were outstanding at December 31, 2015, May 28, 2015, May 29, 2014 and May 30, 2013, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	December 31, 2015	May 28, 2015	May 29, 2014
	(in thousands)
Unrealized loss on available for sale investments	$(11)	$(11)	$(11)
Unrecognized gain (loss) on interest rate swap agreement	9	(17)	34
Net unrecognized actuarial loss for pension obligation	(5,219)	(5,284)	(4,581)
	$(5,221)	$(5,312)	$(4,558)

Concentration of Risk - As of December 31, 2015 and May 28, 2015, 8% of the Company’s employees were covered by a collective bargaining agreement, of which 75% are covered by an agreement that will expire in one year. As of May 29, 2014, 9% of the Company’s employees were covered by a collective bargaining agreement, of which 0% were covered by an agreement that expired within one year.

The Marcus Corporation

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue From Contracts With Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles when it becomes effective. The new standard is effective for the Company in fiscal 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is evaluating the effect that the guidance will have on its consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU No. 2015-02 clarifies how to determine whether equity holders as a group have power to direct the activities that most significantly affect the legal entity’s economic performance and could affect whether it is a variable interest entity. The new standard was effective for the Company beginning in fiscal 2016. The Company is completing its evaluation of the effect that the guidance will have on its consolidated financial statements and related disclosures and will finalize its conclusions as of the end of its fiscal 2016 first quarter.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30), which requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, and requires the amortization of the costs be reported as interest expense. The new standard was effective for the Company beginning in fiscal 2016 and will not have an effect on the Company’s overall financial position or results of operations.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The new standard was effective for the Company beginning in fiscal 2016 and may be applied either prospectively or retrospectively. The adoption of this new standard will not have an effect on the Company’s overall results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements of financial instruments. The new standard is effective for the Company in fiscal 2018, with early adoption permitted for certain provisions of the statement. Entities must apply the standard, with certain exceptions, using a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact the adoption of the standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), intended to improve financial reporting related to leasing transactions. ASU No. 2016-02 requires a lessee to recognize on the balance sheet assets and liabilities for rights and obligations created by leased assets with lease terms of more than 12 months. The new guidance will also require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from the leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The new standard is effective for the Company in fiscal 2019 and early application is permitted. The Company is evaluating the effect that the guidance will have on its consolidated financial statement and related disclosures.

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

3. Acquisition

On October 1, 2012, the Company formed a joint venture to acquire The Cornhusker Hotel and Office Plaza (now the Lincoln Marriott Cornhusker Hotel) in Lincoln, Nebraska, a 297-room, full-service hotel and seven-story office building. Under the terms of the agreement, the joint venture acquired the land, building and equipment for $856,000 and assumed an existing $25,744,000 non-recourse mortgage. The Company is a 73% majority owner of this joint venture and recognized a noncontrolling interest of $4,000,000 upon acquisition related to the interest’s past investment in the hotel. The fair value of the net assets acquired approximated the purchase price. The consolidated financial statements reflect the final allocation of the purchase price to the net assets acquired based on their respective fair value. The results of operation of the Lincoln Marriott Cornhusker Hotel are included in the consolidated statements of earnings since the acquisition date. In accordance with Accounting Standards Codification No. 810, Consolidation, the Lincoln Marriott Cornhusker Hotel results are included in the hotels and resorts division revenue and operating income and the after-tax net earnings attributable to noncontrolling interests is deducted from net earnings on the consolidated statements of earnings. The acquired hotel contributed approximately $5,901,000 and $(1,079,000) to revenues and operating income, respectively, in fiscal 2013, excluding the impact of noncontrolling interests.

4. Asset Sale

On October 16, 2015, the Company sold the Hotel Phillips for a total purchase price of approximately $13,500,000. Net proceeds to the Company from the sale were approximately $13,100,000, net of transaction costs. The assets sold consisted primarily of land, building, equipment and other assets. Pursuant to the sale agreement, the Company also retained its rights to receive payments under a tax incremental financing (TIF) arrangement with the city of Kansas City, Missouri, which is recorded at its estimated net realizable value and included in accounts and notes receivable (current portion) and other (long-term assets) on the consolidated balance sheet at December 31, 2015. The result of the transaction was a loss on sale of approximately $70,000. Hotel Phillips revenues for the Transition Period, fiscal 2015, fiscal 2014 and fiscal 2013 were $3,925,000, $9,736,000, $7,888,000 and $7,349,000, respectively. Hotel Phillips operating income (loss) for the Transition Period, fiscal 2015, fiscal 2014 and fiscal 2013 was $291,000, $739,000, $(113,000) and $(185,000), respectively.

The Marcus Corporation

Notes to Consolidated Financial Statements

5. Additional Balance Sheet Information

	December 31, 2015	May 28, 2015	May 29, 2014
	(in thousands)
Trade receivables, net of allowances of $259, $245 and 1,423, respectively	$5,898	$6,363	$5,023
Other receivables	7,468	9,976	4,449
	$13,366	$16,339	$9,472

The composition of property and equipment, which is stated at cost, is as follows:

	December 31, 2015	May 28, 2015	May 29, 2014
	(in thousands)
Land and improvements	$104,379	$98,980	$97,611
Buildings and improvements	618,004	633,946	613,873
Leasehold improvements	78,855	78,624	62,379
Furniture, fixtures and equipment	285,578	279,383	270,993
Construction in progress	10,363	8,392	5,843
	1,097,179	1,099,325	1,050,699
Less accumulated depreciation and amortization	426,477	419,208	399,119
	$670,702	$680,117	$651,580

The composition of other assets is as follows:

	December 31, 2015	May 28, 2015	May 29, 2014
	(in thousands)
Favorable lease right	$9,820	$10,014	$10,348
Split dollar life insurance policies	13,584	13,584	12,944
Other assets	14,226	10,391	11,503
	$37,630	$33,989	$34,795

The Company’s $13,353,000 favorable lease right is being amortized over the expected term of the underlying lease of 40 years and is expected to result in amortization of $334,000 in each of the five succeeding fiscal years. Accumulated amortization of the favorable lease right was $3,533,000, $3,339,000 and $3,005,000 as of December 31, 2015, May 28, 2015 and May 29, 2014, respectively.

Capital Lease Obligation - During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp. (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of December 31, 2015, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in furniture, fixtures and equipment is $45,510,000 related to the digital systems as of December 31, 2015, May 28, 2015, and May 29, 2014, which is being amortized over the remaining estimated useful life of the assets. Accumulated amortization of the digital systems was $22,118,000, $18,435,000 and $12,259,000 as of December 31, 2015, May 28, 2015 and May 29, 2014, respectively.

The Marcus Corporation

Notes to Consolidated Financial Statements

5. Additional Balance Sheet Information (continued)

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

The Company’s capital lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company's expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $5,181,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

6. Long-Term Debt

Long-term debt is summarized as follows:

	December 31, 2015	May 28, 2015	May 29, 2014
	(in thousands, except payment data)
Mortgage notes	$51,305	$51,986	$52,696
Senior notes	101,429	101,429	103,571
Unsecured term note due February 2025, with monthly principal and interest payments of $39,110, bearing interest at 5.75%	3,338	3,496	3,757
Revolving credit agreement	30,000	48,000	34,000
Unsecured term loan	40,000	42,500	46,563
	226,072	247,411	240,587
Less current maturities	18,292	17,742	7,030
	$207,780	$229,669	$233,557

The mortgage notes, both fixed rate and adjustable, bear interest from 3.0% to 5.9%, have a weighted-average rate of 4.59% at December 31, 2015, and 4.52% at May 28, 2015 and May 29, 2014, and mature in fiscal years 2018 through 2043. The mortgage notes are secured by the related land, buildings and equipment. A note maturing in fiscal 2016 with a balance of $16,651,000 as of December 31, 2015, is classified as long-term debt due to an existing agreement to extend the maturity date to fiscal 2017.

The $101,429,000 of senior notes maturing in 2018 through 2025 require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.02% to 6.55%, with a weighted-average fixed rate of 5.26% at December 31, 2015 and May 28, 2015, and 5.27% at May 29, 2014.

The Marcus Corporation

Notes to Consolidated Financial Statements

6. Long-Term Debt (continued)

The Company has the ability to issue commercial paper through an agreement with a bank, up to a maximum of $35,000,000. The agreement requires the Company to maintain unused bank lines of credit at least equal to the principal amount of outstanding commercial paper. There were no borrowings on commercial paper as of December 31, 2015, May 28, 2015 and May 29, 2014.

At December 31, 2015, the Company had a revolving credit facility totaling $175,000,000 in place under an existing credit agreement that matures in January 2018. There were borrowings of $30,000,000 outstanding on the revolving credit facility at December 31, 2015, bearing interest at LIBOR plus a margin which adjusts based on the Company’s borrowing levels, effectively 1.613% at December 31, 2015 and 1.363% at May 28, 2015 and May 29, 2014. The Company also has a term loan under the credit agreement with a balance of $40,000,000 at December 31, 2015, that requires quarterly principal payments in varying installments, bears interest at LIBOR plus a margin, which also adjusts based on the Company’s borrowing levels, and was 1.813%, at December 31, 2015 and 1.563% at May 28, 2015 and May 29, 2014. The revolving credit facility requires an annual facility fee of 0.20% on the total commitment. Based on borrowings outstanding, availability under the line at December 31, 2015 totaled $145,000,000.

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

The Company’s loan agreements include, among other covenants, maintenance of certain financial ratios, including a debt-to-capitalization ratio and a fixed charge coverage ratio. The Company is in compliance with all financial debt covenants at December 31, 2015.

Scheduled annual principal payments on long-term debt for the years subsequent to December 31, 2015, are:

Fiscal Year	(in thousands)
2016	$18,292
2017	59,419
2018	68,572
2019	9,579
2020	9,606
Thereafter	60,604
$226,072

Interest paid, net of amounts capitalized, for the Transition Period, fiscal 2015, fiscal 2014 and fiscal 2013 totaled $5,220,000, $9,353,000, $9,370,000 and $9,093,000, respectively.

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

The Marcus Corporation

Notes to Consolidated Financial Statements

6. Long-Term Debt (continued)

The Company entered into an interest rate swap agreement on February 28, 2013 covering $25,000,000 of floating rate debt, which expires January 22, 2018, and requires the Company to pay interest at a defined rate of 0.96% while receiving interest at a defined variable rate of one-month LIBOR (0.44% at December 31, 2015). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2015, May 28, 2015 and May 29, 2014, the interest rate swap was considered effective and had no effect on earnings. The fair value of the interest rate swap on December 31, 2015 and May 29, 2014 was an asset of $16,000 and $56,000, respectively and was included in other (long-term assets). The fair value of the interest rate swap on May 28, 2015 was a liability of $28,000 and was included in deferred compensation and other. The notional amount of the interest rate swap was $25,000,000. The Company does not expect the interest rate swap to have any material effect on earnings within the next 12 months.

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

The Marcus Corporation

Notes to Consolidated Financial Statements

7. Shareholders’ Equity and Stock-Based Compensation

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

Through December 31, 2015, the Company’s Board of Directors has approved the repurchase of up to 11,687,500 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options and for savings and profit-sharing plan contributions. The Company purchased 3,669, 54,742, 314,312 and 2,158,207 shares pursuant to these authorizations during the Transition Period, fiscal 2015, fiscal 2014 and fiscal 2013, respectively. At December 31, 2015, there were 3,232,147 shares available for repurchase under these authorizations.

The Company’s Board of Directors has authorized the issuance of up to 750,000 shares of Common Stock for The Marcus Corporation Dividend Reinvestment and Associate Stock Purchase Plan. At December 31, 2015, there were 455,220 shares available under this authorization.

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

Awarded shares of non-vested stock cumulatively vest either 25% after three years of the grant date, 50% after five years of the grant date, 75% after ten years of the grant date and 100% upon retirement, or 50% after three years of the grant date and 100% after five years of the grant date, depending on the date of grant. The non-vested stock may not be sold, transferred, pledged or assigned, except as provided by the vesting schedule included in the Company’s equity incentive plan. During the period of restriction, the holder of the non-vested stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock. Non-vested stock awards and shares issued upon option exercises are issued from previously acquired treasury shares. At December 31, 2015, there were 1,169,353 shares available for grants of additional stock options, non-vested stock and other types of equity awards under the current plan.

The Marcus Corporation

Notes to Consolidated Financial Statements

7. Shareholders’ Equity and Stock-Based Compensation (continued)

Stock-based compensation, including stock options and non-vested stock awards, is expensed over the vesting period of the awards based on the grant date fair value.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions used for awards granted during the Transition Period, fiscal 2015, fiscal 2014 and fiscal 2013:

	31 Weeks Ended December 31, 2015	Year Ended May 28, 2015	Year Ended May 29, 2014	Year Ended May 30, 2013

Risk-free interest rate	1.30 – 2.13%	1.31 – 2.32%	1.04 – 2.38%	0.48 – 1.33%
Dividend yield	2.3%	2.5%	2.7%	2.8%
Volatility	36 – 48%	37 – 49%	41 – 49%	49 – 62%
Expected life	4 – 9 years	4 – 9 years	4 – 9 years	4 – 9 years

Total pre-tax stock-based compensation expense was $975,000, $1,499,000, $1,781,000 and $1,772,000 in the Transition Period, fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The recognized tax benefit on stock-based compensation was $418,000, $689,000, $752,000 and $491,000 in the Transition Period, fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

The Marcus Corporation

Notes to Consolidated Financial Statements

7. Shareholders’ Equity and Stock-Based Compensation (continued)

A summary of the Company’s stock option activity and related information follows:

	December 31, 2015		May 28, 2015		May 29, 2014		May 30, 2013
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price	Options	Price
	(options in thousands)

Outstanding at beginning of period	1,526	$14.75	1,566	$14.06	1,949	$14.03	2,006	$13.91
Granted	284	20.22	276	18.35	291	13.16	306	13.12
Exercised	(68)	12.69	(215)	13.81	(437)	12.81	(202)	10.82
Forfeited	(35)	16.25	(101)	15.87	(237)	14.16	(161)	14.48
Outstanding at end of period	1,707	15.71	1,526	14.75	1,566	14.06	1,949	14.03
Exercisable at end of period	961	$14.57	840	$14.90	909	$15.29	1,113	$15.47

Weighted-average fair value of options granted during the period		$6.57		$5.98		$4.52		$5.20

Exercise prices for options outstanding as of December 31, 2015, ranged from $8.52 to $23.37. The weighted-average remaining contractual life of those options is 6.0 years. The weighted-average remaining contractual life of options currently exercisable is 4.0 years. There were 1,632,000 options outstanding, vested and expected to vest as of December 31, 2015 with a weighted-average exercise price of $15.60 and an intrinsic value of $6,030,000. Additional information related to these options segregated by exercise price range is as follows:

	Exercise Price Range
	$8.52 to $12.71	$12.72 to $17.73	$17.74 to $23.37
	(options in thousands)

Options outstanding	304	691	712
Weighted-average exercise price of options outstanding	$10.91	$13.86	$19.56
Weighted-average remaining contractual life of options outstanding	5.1	5.4	7.0
Options exercisable	266	489	206
Weighted-average exercise price of options exercisable	$11.05	$14.16	$20.08

The intrinsic value of options outstanding at December 31, 2015 was $6,135,000 and the intrinsic value of options exercisable at December 31, 2015 was $4,460,000. The intrinsic value of options exercised was $485,000, $1,181,000, $1,211,000 and $510,000 during the Transition Period, fiscal 2015, fiscal 2014 and fiscal 2013, respectively. As of December 31, 2015, total remaining unearned compensation cost related to stock options was $3,391,000, which will be amortized to expense over the remaining weighted-average life of 3.5 years.

The Marcus Corporation

Notes to Consolidated Financial Statements

7. Shareholders’ Equity and Stock-Based Compensation (continued)

A summary of the Company’s non-vested stock activity and related information follows:

	December 31, 2015		May 28, 2015		May 29, 2014		May 30, 2013
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
		Fair		Fair		Fair		Fair
	Shares	Value	Shares	Value	Shares	Value	Shares	Value
	(options in thousands)

Outstanding at beginning of period	114	$15.39	98	$13.61	97	$12.92	86	$12.37
Granted	34	19.24	30	19.38	37	14.14	28	13.65
Vested	(14)	12.55	(14)	11.72	(25)	12.01	(17)	11.36
Forfeited	–	–	–	–	(11)	12.93	–	–
Outstanding at end of period	134	$16.54	114	$15.39	98	$13.61	97	$12.92

The Company expenses awards of non-vested stock based on the fair value of the Company’s common stock at the date of grant. As of December 31, 2015, total remaining unearned compensation related to non-vested stock was $1,559,000, which will be amortized over the weighted-average remaining service period of 4.1 years.

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

8. Employee Benefit Plans

The Company has a qualified profit-sharing savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides for a contribution of a minimum of 1% of defined compensation for all plan participants and matching of 25% of employee contributions up to 6% of defined compensation. In addition, the Company may make additional discretionary contributions. During the Transition Period, fiscal 2015, fiscal 2014 and fiscal 2013, the 1% and the discretionary contributions were made with the Company’s common stock. The Company also sponsors unfunded, nonqualified, defined-benefit and deferred compensation plans. The Company’s unfunded, nonqualified defined-benefit plan was amended effective January 1, 2009 to include two components. The first component applies to certain participants and continues to provide the same nonqualified pension benefits as were provided prior to the amendment. The second component applies to all other participants and provides an account-based supplemental retirement benefit. Pension and profit-sharing expense for all plans was $2,362,000, $3,581,000, $3,360,000 and $3,369,000 for the Transition Period, fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

The Company recognizes actuarial losses and prior service costs related to its defined benefit plan in the consolidated balance sheets and recognizes changes in these amounts in the year in which changes occur through comprehensive income.

The Marcus Corporation

Notes to Consolidated Financial Statements

8. Employee Benefit Plans (continued)

The status of the Company’s unfunded nonqualified, defined-benefit and account-based retirement plan based on the respective December 31, 2015, May 28, 2015 and May 29, 2014 measurement dates is as follows:

	December 31, 2015	May 28, 2015	May 29, 2014
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$31,037	$28,776	$26,439
Service cost	459	697	702
Interest cost	765	1,243	1,173
Actuarial loss	104	1,472	1,567
Benefits paid	(694)	(1,151)	(1,105)
Benefit obligation at end of year	$31,671	$31,037	$28,776

Amounts recognized in the statement of financial position consist of:
Current accrued benefit liability (included in Other accrued liabilities)	$(1,191)	$(1,196)	$(1,124)
Noncurrent accrued benefit liability (included in Deferred compensation and other)	(30,480)	(29,841)	(27,652)
Total	$(31,671)	$(31,037)	$(28,776)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$9,410	$9,562	$8,494
Prior service credit	(711)	(756)	(834)
Total	$8,699	$8,806	$7,660

	31 Weeks Ended	Year Ended
	December 31, 2015	May 28, 2015	May 29, 2014	May 30, 2013
		(in thousands)
Net periodic pension cost:
Service cost	$459	$697	$702	$712
Interest cost	765	1,243	1,173	1,099
Net amortization of prior service cost and actuarial loss	211	326	268	286
	$1,435	$2,266	$2,143	$2,097

The $5,219,000 loss, net of tax, included in accumulated other comprehensive loss at December 31, 2015, consists of the $5,645,000 net actuarial loss, net of tax, and the $426,000 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost. The $5,284,000 loss, net of tax, included in accumulated other comprehensive loss at May 28, 2015, consists of the $5,737,000 net actuarial loss, net of tax, and the $453,000 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost. The $4,581,000 loss, net of tax, included in accumulated other comprehensive loss at May 29, 2014, consists of the $5,079,000 net actuarial loss, net of tax, and the $498,000 unrecognized prior service credit, net of tax.

The Marcus Corporation

Notes to Consolidated Financial Statements

8. Employee Benefit Plans (continued)

The accumulated benefit obligation was $26,940,000, $26,190,000 and $23,658,000 as of December 31, 2015, May 28, 2015 and May 29, 2014, respectively.

The pre-tax change in the benefit obligation recognized in other comprehensive loss during the Transition Period consisted of the current year net actuarial loss of $104,000, the amortization of the net actuarial loss of $256,000 and the amortization of the prior service credit of $45,000. The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2016 is $364,000, of which $442,000 relates to the actuarial loss and $78,000 relates to the prior service credit.

The weighted-average assumptions used to determine the benefit obligations as of the measurement dates were as follows:

	December 31, 2015	May 28, 2015	May 29, 2014
Discount rate	4.40%	4.20%	4.30%
Rate of compensation increase	4.00%	4.00%	4.00%

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	31 Weeks Ended	Year Ended
	December 31, 2015	May 28, 2015	May 29, 2014	May 30, 2013
Discount rate	4.20%	4.30%	4.40%	4.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

Benefit payments and contributions expected to be paid subsequent to December 31, 2015, are:

Fiscal Year	(in thousands)
2016	$1,191
2017	1,208
2018	1,334
2019	1,312
2020	1,485
Years 2021 – 2025	10,913

The Marcus Corporation

Notes to Consolidated Financial Statements

9. Income Taxes

The components of the net deferred tax liability are as follows:

	December 31, 2015	May 28, 2015	May 29, 2014
	(in thousands)
Current deferred income tax assets:
Accrued employee benefits	$818	$948	$832
Other	1,989	2,049	2,224
Net current deferred tax assets	$2,807	$2,997	$3,056

Noncurrent deferred income tax (liabilities) assets:
Depreciation and amortization	$(63,906)	$(64,460)	$(58,035)
Accrued employee benefits	16,400	15,612	14,206
Other	1,294	1,346	1,268
Net noncurrent deferred tax liabilities	$(46,212)	$(47,502)	$(42,561)

Income tax expense consists of the following:

	31 Weeks Ended	Year Ended
	December 31, 2015	May 28, 2015	May 29, 2014	May 30, 2013
	(in thousands)
Current:
Federal	$12,688	$8,065	$14,788	$10,048
State	3,240	2,120	2,654	2,448
Deferred:
Federal	(829)	4,328	(861)	(964)
State	(314)	1,165	229	(182)
	$14,785	$15,678	$16,810	$11,350

The Company’s effective income tax rate, adjusted for earnings from noncontrolling interests, for the Transition Period, fiscal 2015, fiscal 2014 and fiscal 2013 was 38.6%, 39.5%, 40.2% and 39.3%, respectively. The Company has not included the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in its income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners.

A reconciliation of the statutory federal tax rate to the effective tax rate on earnings attributable to The Marcus Corporation follows:

	31 Weeks Ended	Year Ended
	December 31, 2015	May 28, 2015	May 29, 2014	May 30, 2013
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	5.1	5.3	4.5	5.3
Tax credits, net of federal income tax benefit	(1.0)	(1.1)	(0.2)	(0.5)
Unrecognized tax benefits and related interest	–	–	–	(0.6)
Other	(0.5)	0.3	0.9	0.1
	38.6%	39.5%	40.2%	39.3%

The Marcus Corporation

Notes to Consolidated Financial Statements

9. Income Taxes (continued)

Net income taxes paid in the Transition Period, fiscal 2015, fiscal 2014 and fiscal 2013 totaled $8,270,000, $10,918,000, $19,437,000 and $10,902,000, respectively.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefit are as follows:

	31 Weeks Ended	Year Ended
	December 31, 2015	May 28, 2015	May 29, 2014	May 30, 2013
	(in thousands)
Balance at beginning of year	$431	$102	$102	$1,614
Increases due to:
Tax positions taken in prior years	-	543	-	102
Tax positions taken in current year	-	-	-	-
Decreases due to:
Tax positions taken in prior years	-	-	-	-
Settlements with taxing authorities	(17)	(214)	-	(1,535)
Lapse of applicable statute of limitations	-	-	-	(79)
Balance at end of year	$414	$431	$102	$102

The Company’s total unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate were $67,000 as of December 31, 2015, May 28, 2015, May 29, 2014 and May 30, 2013. At December 31, 2015, the Company had accrued interest of $101,000 and no accrued penalties, compared to accrued interest of $85,000 and no accrued penalties at May 28, 2015, and accrued interest of $41,000 and no accrued penalties at May 29, 2014. The Company classifies interest and penalties relating to income taxes as income tax expense. For the year ended December 31, 2015, $108,000 of interest and no accrued penalties were recognized in the statement of earnings, compared to $89,000 of interest and no accrued penalties for the year ended May 28, 2015 and $(1,000) of interest and no accrued penalties for the year ended May 29, 2014.

During fiscal 2015, the Company settled an examination by the Internal Revenue Service of its income tax return for the year ended May 31, 2012. As a result, the Company's federal income tax returns are no longer subject to audit prior to fiscal year 2013. With certain exceptions, the Company's state income tax returns are no longer subject to examination for the fiscal years 2010 and prior. At this time, the Company does not expect the results from any income tax audit or appeal to have a significant impact on the Company's financial statements.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

The Marcus Corporation

Notes to Consolidated Financial Statements

10. Commitments and License Rights

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

	31 Weeks Ended	Year Ended
	December 31, 2015	May 28, 2015	May 29, 2014	May 30, 2013
	(in thousands)
Fixed minimum rentals	$4,693	$8,064	$7,995	$8,024
Amortization of favorable lease right	194	334	334	334
Percentage rentals	153	193	193	60
	$5,040	$8,591	$8,522	$8,418

Aggregate minimum rental commitments under long-term operating leases, assuming the exercise of certain lease options, are as follows at December 31, 2015:

Fiscal Year	(in thousands)
2016	$7,750
2017	7,972
2018	8,085
2019	8,198
2020	8,138
Thereafter	77,967
$118,110

Commitments - The Company has commitments for the completion of construction at various properties totaling approximately $16,337,000 at December 31, 2015.

License Rights - The Company has license rights to operate three hotels using the Hilton trademark, one hotel using the InterContinental trademark and two hotels using the Marriott trademark. Under the terms of the licenses, the Company is obligated to pay fees based on defined gross sales.

The Marcus Corporation

Notes to Consolidated Financial Statements

11. Joint Venture Transactions

At December 31, 2015, May 28, 2015 and May 29, 2014, the Company held investments with aggregate carrying values of $7,455,000, $5,643,000 and $2,025,000, respectively, in several joint ventures, three of which are accounted for under the equity method, and one of which is accounted for under the cost method.

12. Business Segment Information

The Company evaluates performance and allocates resources based on the operating income (loss) of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Following is a summary of business segment information for the Transition Period, fiscal 2015, fiscal 2014 and fiscal 2013:

	Theatres	Hotels/ Resorts	Corporate Items	Total
	(in thousands)
31 Weeks Ended December 31, 2015
Revenues	$182,845	$141,088	$334	$324,267
Operating income (loss)	37,162	17,189	(9,937)	44,414
Depreciation and amortization	13,215	10,529	329	24,073
Assets	435,862	328,544	43,506	807,912
Capital expenditures and acquisitions	27,984	16,428	40	44,452

Fiscal 2015
Revenues	$269,155	$218,332	$580	$488,067
Operating income (loss)	53,467	10,086	(13,359)	50,194
Depreciation and amortization	20,141	18,175	494	38,810
Assets	424,740	334,442	49,860	809,042
Capital expenditures and acquisitions	49,789	23,610	1,589	74,988

Fiscal 2014
Revenues	$243,162	$204,138	$639	$447,939
Operating income (loss)	46,461	15,840	(13,919)	48,382
Depreciation and amortization	16,747	16,562	536	33,845
Assets	401,624	324,291	43,008	768,923
Capital expenditures and acquisitions	37,964	18,516	193	56,673

Fiscal 2013
Revenues	$219,533	$192,676	$627	$412,836
Operating income (loss)	40,907	10,662	(13,365)	38,204
Depreciation and amortization	16,753	16,520	554	33,827
Assets	383,328	325,428	37,940	746,696
Capital expenditures and acquisitions	13,295	10,008	188	23,491

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

The Marcus Corporation

Notes to Consolidated Financial Statements

13. Unaudited Quarterly Financial Information (in thousands, except per share data)

	13 Weeks Ended		5 Weeks Ended
31 Weeks Ended December 31, 2015	August 27, 2015	November 26, 2015	December 31, 2015

Revenues	$149,190	$115,676	$59,401
Operating income	25,856	10,554	8,004
Net earnings attributable to The Marcus Corporation	14,651	4,945	3,969
Net earnings per common share – diluted	$0.53	$0.18	$0.14

	13 Weeks Ended
Fiscal 2015	August 28, 2014	November 27, 2014	February 26, 2015	May 28, 2015(1)

Revenues	$131,769	$116,061	$120,153	$120,084
Operating income (loss)	22,689	11,620	7,305	8,580
Net earnings attributable to The Marcus Corporation	12,432	5,223	3,091	3,249
Net earnings per common share – diluted	$0.45	$0.19	$0.11	$0.12

	13 Weeks Ended
Fiscal 2014	August 29, 2013	November 28, 2013	February 27, 2014	May 29, 2014

Revenues	$129,032	$100,588	$109,845	$108,474
Operating income	24,347	8,810	5,661	9,564
Net earnings attributable to The Marcus Corporation	13,431	3,245	4,071	4,254
Net earnings per common share – diluted	$0.50	$0.12	$0.15	$0.16

(1)	The Company recorded a $2,600 pre-tax impairment charge during the fourth quarter of fiscal 2015 related to an existing hotel (approximately $1,562 after-tax, or $0.06 per diluted common share).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

Based on their evaluations, as of the end of the period covered by this Transition Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or furnish under the Exchange Act is accumulated and communicated to our management and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act during the five-week period ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to the relevant information set forth under the captions “Election of Directors,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2016 Annual Meeting of Shareholders scheduled to be held on May 4, 2016 (our “Proxy Statement”). Information regarding our executive officers may be found in Part I of this Form 10-K under the caption “Executive Officers of the Company.” Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under current equity compensation plan (excluding securities reflected in the first column)

1,707,000	$15.71	1,169,000

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

THE MARCUS CORPORATION

Date: March 15, 2016	By:	/s/ Gregory S. Marcus
Gregory S. Marcus,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of us and in the capacities as of the date indicated above.

By:	/s/ Gregory S. Marcus	By:	/s/ Daniel F. McKeithan, Jr.
	Gregory S. Marcus, President and		Daniel F. McKeithan, Jr., Director
Chief Executive Officer (Principal Executive
Officer) and Director

By:	/s/ Douglas A. Neis	By:	/s/ Diane Marcus Gershowitz
	Douglas A. Neis, Chief Financial		Diane Marcus Gershowitz, Director
Officer and Treasurer (Principal
Financial Officer and Accounting
Officer)

By:	/s/ Stephen H. Marcus	By:	/s/ Timothy E. Hoeksema
	Stephen H. Marcus, Chairman and Director		Timothy E. Hoeksema, Director

By:	/s/ Philip L. Milstein	By:	/s/ Allan H. Selig
	Philip L. Milstein, Director		Allan H. Selig, Director

By:	/s/ Bronson J. Haase	By:	/s/ James D. Ericson
	Bronson J. Haase, Director		James D. Ericson, Director

By:	/s/ Bruce J. Olson	By:	/s/ Brian J. Stark
	Bruce J. Olson, Director		Brian J. Stark, Director

By:	/s/ Katherine M. Gehl	By:	/s/ David M. Baum
	Katherine M. Gehl, Director		David M. Baum, Director

S-1

EXHIBIT INDEX

3.1	Restated Articles of Incorporation. [Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended November 13, 1997.]

3.2	By-Laws of The Marcus Corporation, as amended. [Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated October 13, 2015.]

4.1	The Marcus Corporation Note Purchase Agreement dated April 17, 2008. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated April 17, 2008.]

4.2	Credit Agreement, dated January 22, 2013, among the Company, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated January 22, 2013.]

4.3	The Marcus Corporation Note Purchase Agreement, dated June 27, 2013. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 27, 2013.]

Other than as set forth in Exhibits 4.1, 4.2, and 4.3, we have numerous instruments which define the rights of holders of long-term debt. These instruments, primarily promissory notes, have arisen from the purchase of operating properties in the ordinary course of business. These instruments are not being filed with this Transition Report on Form 10-K in reliance upon Item 601(b)(4)(iii) of Regulation S-K. Copies of these instruments will be furnished to the Securities and Exchange Commission upon request.

10.1*	The Marcus Corporation Non-Employee Director Compensation Plan. [Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended May 28, 2015.]

10.2*	The Marcus Corporation Variable Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 7, 2009.]

10.3*	The Marcus Corporation Deferred Compensation Plan. [Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended May 25, 2006.]

10.4*	The Marcus Corporation Retirement Income and Supplemental Retirement Plan, as amended and restated. [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2013.]

10.5	Administrative Services Agreement between Marcus Investments, LLC and The Marcus Corporation, as amended. [Incorporated by reference to Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.]

10.6*	The Marcus Corporation 1995 Equity Incentive Plan, as amended and restated. [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 4, 2006.]

10.7*	Form of The Marcus Corporation 1995 Equity Incentive Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2005.]

10.8*	The Marcus Corporation 2004 Equity and Incentive Awards Plan. [Incorporated by reference to Attachment A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on September 2, 2011.]

E-1

10.9*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 15, 2006.]

10.10*	Form of Cover Letter to The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated August 15, 2006.]

10.11*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award (Employees). [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 8, 2008.]

10.12*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award (Non-Employee Directors). [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 8, 2008.]

10.13*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award Agreement for awards granted after October 11, 2011 (Employees). [Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 dated October 28, 2011.]

10.14*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after October 11, 2011 (Employees). [Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.]

10.15*	Form of Cover Letter to The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after October 11, 2011 (Employees). [Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.]

10.16*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award Agreement for awards granted after January 8, 2013 (Employees). [Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2013.]

10.17*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award for awards granted after October 11, 2011 (Non-Employee Directors). [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2012.]

10.18*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after October 11, 2011 (Non-Employee Directors). [Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2012.]

10.19*	The Marcus Corporation Long-Term Incentive Plan Terms. [Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended May 28, 2009.]

18	Preferability Letter of Independent Registered Certified Public Accounting Firm dated March 15, 2016.

21	Our subsidiaries as of December 31, 2015.

23	Consent of Deloitte & Touche LLP.

E-2

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350.

99	Proxy Statement for the 2016 Annual Meeting of Shareholders. (The Proxy Statement for the 2016 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of our 31-week transition period ended December 31, 2015.)

101	The following materials from The Marcus Corporation’s Transition Report on Form 10-K for the fiscal 31 weeks ended December 31, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

* This exhibit is a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

E-3