Form 10-Q
period 2016-03-31
MARCUS CORP
filed 2016-05-10
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-12604

THE MARCUS CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-1139844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)W

100 East Wisconsin Avenue, Suite 1900 Milwaukee, Wisconsin	53202-4125
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (414) 905-1000

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

COMMON STOCK OUTSTANDING AT may 6, 2016 – 18,787,232

CLASS B COMMON STOCK OUTSTANDING AT May 6, 2016 – 8,699,540

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	March 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$8,963	$6,672
Restricted cash	15,946	18,019
Accounts and notes receivable, net of reserves
of $244 and $259, respectively	10,762	13,366
Deferred income taxes	2,807	2,807
Other current assets	6,851	7,041
Total current assets	45,329	47,905

Property and equipment:
Land and improvements	104,431	104,379
Buildings and improvements	624,173	618,004
Leasehold improvements	78,035	78,855
Furniture, fixtures and equipment	289,174	285,578
Construction in progress	14,967	10,363
Total property and equipment	1,110,780	1,097,179
Less accumulated depreciation and amortization	437,435	426,477
Net property and equipment	673,345	670,702

Other assets:
Investments in joint ventures	6,434	7,455
Goodwill	44,185	44,220
Other	37,610	37,226
Total other assets	88,229	88,901

TOTAL ASSETS	$806,903	$807,508

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	March 31, 2016	December 31, 2015

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,993	$28,737
Income taxes	5,750	3,490
Taxes other than income taxes	14,179	17,303
Accrued compensation	11,460	12,269
Other accrued liabilities	38,947	43,231
Current portion of capital lease obligation	5,271	5,181
Current maturities of long-term debt	42,740	18,292
Total current liabilities	141,340	128,503

Capital lease obligation	13,829	15,192

Long-term debt	196,453	207,376

Deferred income taxes	46,117	46,212

Deferred compensation and other	44,712	44,527

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares;
none issued	─	─
Common Stock, $1 par; authorized 50,000,000 shares;
issued 22,489,973 shares at March 31, 2016 and
22,478,541 shares at December 31, 2015	22,490	22,479
Class B Common Stock, $1 par; authorized 33,000,000
shares; issued and outstanding 8,699,540 shares at
March 31, 2016 and 8,710,972 shares at December 31, 2015	8,700	8,711
Capital in excess of par	57,154	56,474
Retained earnings	327,810	325,355
Accumulated other comprehensive loss	(5,316)	(5,221)
	410,838	407,798
Less cost of Common Stock in treasury (3,705,180 shares at
March 31, 2016 and 3,525,657 shares at December 31, 2015)	(48,248)	(44,446)
Total shareholders' equity attributable to The Marcus Corporation	362,590	363,352
Noncontrolling interest	1,862	2,346
Total equity	364,452	365,698

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$806,903	$807,508

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings

(in thousands, except per share data)	13 Weeks Ended
	March 31, 2016	March 26, 2015
Revenues:
Theatre admissions	$46,914	$42,343
Rooms	20,052	20,686
Theatre concessions	29,881	26,834
Food and beverage	14,545	15,170
Other revenues	14,052	13,674
Total revenues	125,444	118,707

Costs and expenses:
Theatre operations	40,298	36,392
Rooms	9,301	9,780
Theatre concessions	7,736	7,071
Food and beverage	12,761	13,376
Advertising and marketing	4,988	5,369
Administrative	14,604	14,241
Depreciation and amortization	10,191	9,730
Rent	2,119	2,154
Property taxes	4,143	4,046
Other operating expenses	7,957	8,623
Impairment charge	─	316
Total costs and expenses	114,098	111,098

Operating income	11,346	7,609

Other income (expense):
Investment income (loss)	8	(22)
Interest expense	(2,409)	(2,427)
Loss on disposition of property, equipment and other assets	(113)	(252)
Equity losses from unconsolidated joint ventures, net	(21)	(98)
	(2,535)	(2,799)

Earnings before income taxes	8,811	4,810
Income taxes	3,531	1,764
Net earnings	5,280	3,046
Net loss attributable to noncontrolling interests	(172)	(191)
Net earnings attributable to The Marcus Corporation	$5,452	$3,237

Net earnings per share – basic:
Common Stock	$0.20	$0.12
Class B Common Stock	$0.19	$0.11

Net earnings per share – diluted:
Common Stock	$0.20	$0.12
Class B Common Stock	$0.19	$0.11

Dividends per share:
Common Stock	$0.113	$0.095
Class B Common Stock	$0.102	$0.086

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)	13 Weeks Ended
	March 31, 2016	March 26, 2015

Net earnings	$5,280	$3,046

Other comprehensive income (loss), net of tax:
Fair market value adjustment of interest rate swap, net of tax benefit of $77 and $89, respectively	(115)	(136)
Reclassification adjustment on interest rate swap included in interest expense, net of tax effect of $13 and $19, respectively	20	30

Other comprehensive loss	(95)	(106)

Comprehensive income	5,185	2,940

Comprehensive loss attributable to noncontrolling interests	(172)	(191)

Comprehensive income attributable to The Marcus Corporation	$5,357	$3,131

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	13 Weeks Ended
(in thousands)	March 31, 2016	March 26, 2015

OPERATING ACTIVITIES:
Net earnings	$5,280	$3,046
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Losses on investments in joint ventures	21	98
Loss on disposition of property, equipment and other assets	113	252
Impairment charge	─	316
Amortization of favorable lease right	83	83
Depreciation and amortization	10,191	9,730
Stock compensation expense	434	365
Deferred income taxes	3	2,937
Deferred compensation and other	43	(1,039)
Contribution of the Company’s stock to savings and profit-sharing plan	905	888
Changes in operating assets and liabilities:
Accounts and notes receivable	2,604	(14)
Other current assets	190	(198)
Accounts payable	(3,495)	(10,734)
Income taxes	2,267	(3,294)
Taxes other than income taxes	(3,124)	(2,545)
Accrued compensation	(809)	(355)
Other accrued liabilities	(4,284)	(897)
Total adjustments	5,142	(4,407)
Net cash provided by (used in) operating activities	10,422	(1,361)

INVESTING ACTIVITIES:
Capital expenditures	(16,505)	(20,849)
Proceeds from disposals of property, equipment and other assets	3	21
Decrease in restricted cash	2,073	─
(Increase) decrease in other assets	(500)	1,625
Sale of interest in joint venture	1,000	─
Net cash used in investing activities	(13,929)	(19,203)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	49,000	53,000
Repayment of borrowings on revolving credit facility	(34,000)	(42,000)
Principal payments on long-term debt	(1,490)	(1,176)
Amortization of deferred financing fees	65	108
Equity transactions:
Treasury stock transactions, except for stock options	(4,593)	(664)
Exercise of stock options	125	1,055
Dividends paid	(2,997)	(2,530)
Distributions to noncontrolling interest	(312)	─
Net cash provided by financing activities	5,798	7,793

Net increase (decrease) in cash and cash equivalents	2,291	(12,771)
Cash and cash equivalents at beginning of period	6,672	18,684
Cash and cash equivalents at end of period	$8,963	$5,913

Supplemental Information:
Interest paid, net of amounts capitalized	$1,921	$1,914
Income taxes paid	1,262	820
Change in accounts payable for additions to property and equipment	(2,249)	(1,481)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED MARCH 31, 2016

1. General

Accounting Policies – Refer to the Company’s audited consolidated financial statements (including footnotes) for the transition period ended December 31, 2015, contained in the Company’s Transition Report on Form 10-K, for a description of the Company’s accounting policies.

Basis of Presentation – The unaudited consolidated financial statements for the 13 weeks ended March 31, 2016 and March 26, 2015 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at March 31, 2016, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Transition Report on Form 10-K for the transition period ended December 31, 2015.

Depreciation and Amortization – Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $10,191,000 and $9,730,000 for the 13 weeks ended March 31, 2016 and March 26, 2015, respectively.

Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. For the purposes of determining fair value, defined as the amount at which an asset or group of assets could be bought or sold in a current transaction between willing parties, the Company utilizes currently available market valuations of similar assets in its respective industries, often expressed as a given multiple of operating cash flow. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of March 31, 2016 and December 31, 2015 and determined that there was no impact on the Company’s results of operations. During the 13 weeks ended March 26, 2015, there was an impairment triggering event related to several assets at closed theatres. The Company determined that the fair value of these theatres, measured using Level 3 pricing inputs (estimated sales proceeds based on comparable sales), was less than their carrying values, and recorded pre-tax impairment losses of $316,000 during the 13 weeks ended March 26, 2015.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	Swap Agreements	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at December 31, 2015	$9	$(11)	$(5,219)	$(5,221)
Other comprehensive loss before reclassifications	(115)	-	-	(115)
Amounts reclassified from accumulated other comprehensive loss (1)	20	-	-	20
Net other comprehensive loss	(95)	-	-	(95)
Balance at March 31, 2016	$(86)	$(11)	$(5,219)	$(5,316)

	Swap Agreements	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at December 25, 2014	$116	$(11)	$(4,580)	$(4,475)
Other comprehensive loss before reclassifications	(136)	-	-	(136)
Amounts reclassified from accumulated other comprehensive loss (1)	30	-	-	30
Net other comprehensive loss	(106)	-	-	(106)
Balance at March 26, 2015	$10	$(11)	$(4,580)	$(4,581)

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended March 31, 2016	13 Weeks Ended March 26, 2015
	(in thousands, except per share data)
Numerator:
Net earnings attributable to The Marcus Corporation	$5,452	$3,237
Denominator:
Denominator for basic EPS	27,494	27,444
Effect of dilutive employee stock options	265	309
Denominator for diluted EPS	27,759	27,753
Net earnings per share – basic:
Common Stock	$0.20	$0.12
Class B Common Stock	$0.19	$0.11
Net earnings per share – diluted:
Common Stock	$0.20	$0.12
Class B Common Stock	$0.19	$0.11

Equity – Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interests for the 13 weeks ended March 31, 2016 and March 26, 2015 was as follows:

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at December 31, 2015	$363,352	$2,346
Net earnings attributable to The Marcus Corporation	5,452	–
Net loss attributable to noncontrolling interests	–	(172)
Distributions to noncontrolling interests	–	(312)
Cash dividends	(2,997)	–
Exercise of stock options	125	–
Treasury stock transactions, except for stock options	(3,688)	–
Share-based compensation	434	–
Other	7	–
Other comprehensive loss, net of tax	(95)	–
Balance at March 31, 2016	$362,590	$1,862

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at December 25, 2014	$340,170	$2,727
Net earnings attributable to The Marcus Corporation	3,237	–
Net loss attributable to noncontrolling interests	–	(191)
Cash dividends	(2,530)	–
Exercise of stock options	1,055	–
Treasury stock transactions, except for stock options	224	–
Share-based compensation	365	–
Other	68	–
Other comprehensive income, net of tax	(106)	–
Balance at March 26, 2015	$342,483	$2,536

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At March 31, 2016 and December 31, 2015, the Company’s $70,000 of available for sale securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 – Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At March 31, 2016 and December 31, 2015, respectively, the $143,000 liability and the $16,000 asset related to the Company’s interest rate swap contract was valued using Level 2 pricing inputs.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At March 31, 2016 and December 31, 2015, none of the Company’s fair value measurements were valued using Level 3 pricing inputs.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended March 31, 2016	13 Weeks Ended March 26, 2015
	(in thousands)
Service cost	$216	$174
Interest cost	352	311
Net amortization of prior service cost and actuarial loss	91	82
Net periodic pension cost	$659	$567

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The new standard is effective for the Company beginning in fiscal 2017 and may be applied either prospectively or retrospectively. The Company has not yet selected a transition method and is evaluating the effect that the guidance will have on its consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment awards, including the accounting for income taxes and forfeitures, as well as classification in the statement of cash flows. The standard requires that all tax effects related to shared-based payments be recorded as income tax expense or benefit in the income statement at settlement or expiration and, accordingly, excess tax benefits and tax deficiencies be presented as operating activities in the statement of cash flows. The new guidance is effective for the Company in fiscal 2017. The Company is currently assessing the impact that the adoption of the standard will have on its consolidated financial statements.

On January 1, 2016, the Company adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30), which requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, and requires the amortization of the costs be reported as interest expense. The new guidance was applied on a retrospective basis to all prior periods. Accordingly, $404,000 of debt issuance costs, previously included within other long-term assets, have been reclassified as a reduction of long-term debt on the December 31, 2015 consolidated balance sheet, and $108,000 of amortization of deferred financing fees, previously included in depreciation and amortization expense, have been reclassified to interest expense in the consolidated statement of earnings for the 13 weeks ended March 26, 2015.

On January 1, 2016, the Company adopted ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU No. 2015-02 clarifies how to determine whether equity holders as a group have power to direct the activities that most significantly affect the legal entity’s economic performance and could affect whether it is a variable interest entity (VIE). Two of the Company’s consolidated entities are considered VIEs. The Company is the primary beneficiary of the VIEs and the Company’s interest is considered a majority voting interest. As such, the adoption of the new standard did not have a material effect on the Company’s consolidated financial statements or related disclosures.

2. Derivatives and Hedging Activities

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into an interest rate swap agreement on February 28, 2013 covering $25,000,000 of floating rate debt, which expires January 22, 2018, and requires the Company to pay interest at a defined rate of 0.96% while receiving interest at a defined variable rate of one-month LIBOR (0.50% at March 31, 2016). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of March 31, 2016, the interest rate swap was considered effective. The notional amount of the swap is $25,000,000. The fair value of the interest rate swap on March 31, 2016 was a liability of $143,000 and was included in deferred compensation and other. The fair value of the interest rate swap on December 31, 2015 was an asset of $16,000 and was included in other (long-term assets). The Company does not expect the interest rate swap to have any material effect on earnings within the next 12 months.

3. Capital Lease Obligation

During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of March 31, 2016, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in furniture, fixtures and equipment is $45,510,000 related to the digital systems as of March 31, 2016 and December 31, 2015, which is being amortized over the remaining estimated useful life of the assets. Accumulated amortization of the digital systems was $23,662,000 and $22,118,000 as of March 31, 2016 and December 31, 2015, respectively.

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

The Company’s capital lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company’s expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $5,271,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

4. Income Taxes

The Company’s effective income tax rate, adjusted for losses from noncontrolling interests, for the 13 weeks ended March 31, 2016 and March 26, 2015 was 39.3% and 35.3%, respectively. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in its income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners.

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

Following is a summary of business segment information for the 13 weeks ended March 31, 2016 and March 26, 2015 (in thousands):

13 Weeks Ended March 31, 2016	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$80,477	$44,832	$135	$125,444
Operating income (loss)	17,805	(2,552)	(3,907)	11,346
Depreciation and amortization	5,858	4,241	92	10,191

13 Weeks Ended March 26, 2015	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$72,642	$45,958	$107	$118,707
Operating income (loss)	15,129	(3,546)	(3,974)	7,609
Depreciation and amortization	5,288	4,352	90	9,730

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

RESULTS OF OPERATIONS

General

As a result of a recent change in our fiscal year, we now report our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in December. Fiscal 2016 is a 52-week year beginning on January 1, 2016 and ending on December 29, 2016. In this Form 10-Q and during the remainder of fiscal 2016, we will compare financial results to comparable periods from a prior year that we will refer to as “fiscal 2015C.” Fiscal 2015C consists of the 53-week period beginning December 26, 2014 and ended on December 31, 2015.

We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The first quarter of fiscal 2016 consisted of the 13-week period beginning January 1, 2016 and ended on March 31, 2016. The first quarter of fiscal 2015C consisted of the 13-week period beginning on December 26, 2014 and ended on March 26, 2015. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the first quarter of fiscal 2016 and fiscal 2015C (in millions, except for per share and variance percentage data):

	First Quarter
			Variance
	F2016	F2015C	Amt.	Pct.
Revenues	$125.4	$118.7	$6.7	5.7%
Operating income	11.3	7.6	3.7	49.1%
Other income (expense)	(2.5)	(2.8)	0.3	9.4%
Net loss attributable to noncontrolling interests	0.2	0.2	-	-%
Net earnings attributable to The Marcus Corp.	5.5	3.2	2.3	68.4%
Net earnings per common share - diluted	$0.20	$0.12	$0.08	66.7%

Revenues increased during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015C due to increased revenues from our theatre division. Operating income (earnings before other income/expense and income taxes) and net earnings attributable to The Marcus Corporation increased during the first quarter of fiscal 2016 compared to first quarter of fiscal 2015C due to improved operating results from both our theatre and hotels and resorts divisions. Operating results from our theatre division were favorably impacted by a stronger slate of movies during the fiscal 2016 first quarter compared to first quarter of fiscal 2015C, increased attendance and average ticket price resulting from positive customer response to our recent investments and pricing strategies, and increased concession revenues compared to the first quarter of fiscal 2015C . Operating results from our hotels and resorts division were favorably impacted by strong cost controls and increased revenue per available room for comparable hotels during the first quarter of fiscal 2016 compared to first quarter of fiscal 2015C.

We did not have any significant variations in investment income, interest expense, losses on disposition of property, equipment and other assets or net equity losses from unconsolidated joint ventures during the first quarter of fiscal 2016 compared to first quarter of fiscal 2015C. Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact our actual reported interest expense in future periods. The timing of periodic sales and disposals of our property and equipment may vary from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment.

We reported income tax expense for the first quarter of fiscal 2016 of $3.5 million, an increase of over $1.7 million, or 100.2%, compared to income tax expense of $1.8 million for the first quarter of fiscal 2015C. The increase in income tax expense was the result of increased earnings and the fact that our fiscal 2016 first quarter effective income tax rate, after adjusting for a loss from noncontrolling interests that is not tax-effected because the entities involved are tax pass-through entities, was 39.3%, compared to our fiscal 2015C first quarter effective income tax rate of 35.3%. We currently anticipate that our effective income tax rate for the remaining quarters of fiscal 2016 will remain close to our historical 39-40% average, excluding any changes in our liability for unrecognized tax benefits or potential changes in federal and state income tax rates. Our actual fiscal 2016 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

The operating results of two majority-owned hotels, The Skirvin Hilton and The Lincoln Marriott Cornhusker Hotel, are included in the hotels and resorts division revenue and operating income, and the after-tax net earnings or loss attributable to noncontrolling interests is deducted from or added to net earnings on the consolidated statements of earnings. We reported a net loss attributable to noncontrolling interests of $172,000 during the first quarter of fiscal 2016 compared to a loss of $191,000 during the first quarter of fiscal 2015C.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the first quarter of fiscal 2016 and fiscal 2015C (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2016	F2015C	Amt.	Pct.
Revenues	$80.5	$72.6	$7.9	10.8%
Operating income	17.8	15.1	2.7	17.7%
Operating margin (% of revenues)	22.1%	20.8%

Our theatre division revenues and operating income increased during the first quarter of fiscal 2016 due primarily to an increase in attendance and increases in our average ticket price and average concession revenues per person compared to the first quarter of fiscal 2015C, resulting in increased box office receipts and concession revenues. Despite higher film costs during the current year period, our theatre division operating margin also increased during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015C. Our theatre division has an active initiative in place aimed at maintaining and even further improving our already strong operating margin.

The following table provides a further breakdown of the components of revenues for the theatre division for the first quarter of fiscal 2016 and fiscal 2015C (in millions, except for variance percentage):

	First Quarter
			Variance
	F2016	F2015C	Amt.	Pct.
Box office receipts	$46.9	$42.3	$4.6	10.8%
Concession revenues	29.9	26.8	3.1	11.4%
Other revenues	3.7	3.5	0.2	6.3%
Total revenues	$80.5	$72.6	$7.9	10.8%

According to data received from Rentrak (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2016 first quarter results, United States box office receipts increased 5.4% during our fiscal 2016 first quarter when compared to the same weeks included in fiscal 2015C, indicating that our box office receipts in the first quarter of fiscal 2016 outperformed the industry by 5.4 percentage points. If we compare our fiscal 2016 first quarter box office receipts to the weeks in fiscal 2015C that more closely align to this year on the calendar (the 13 weeks beginning January 2, 2015 and ended on April 2, 2015), our box office receipts increased 19.1% over the prior year compared to 13.3% for United States box office receipts, an increase of nearly six percentage points. We have now outperformed the industry average during nine of the last ten quarters that we have reported (including a 5-week final period of our transition period ended December 31, 2015). We believe our continued outperformance to the industry average is attributable to the investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies, including our $5 Tuesday promotion and our customer loyalty program.

Our average ticket price increased 8.0% during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015C. The increase was partially attributable to modest price increases we implemented in January 2016. In addition, the fact that we have increased our number of premium large format (PLF) screens, with a corresponding price premium, also contributed to our increased average ticket price during the first quarter of fiscal 2016. The percentage of our total box office receipts attributable to 3D presentations also increased during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015C due primarily to strong 3D performances from three of our top four fiscal 2016 first quarter films, contributing to our higher average ticket price. The increase in average ticket price contributed approximately $3.2 million, or 75%, of the increase in our box office receipts during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015C.

Our concession revenues increased during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015C due in part to increased attendance at comparable theatres. In addition, our average concession revenues per person increased by 8.3% during our first quarter of fiscal 2016 compared to the first quarter of fiscal 2015C. The increase in our average concession revenues per person contributed approximately $2.2 million, or approximately 76%, of the increase in our concession revenues during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015C.

A change in concession product mix, including increased sales of non-traditional food and beverage items from our increased number of Take Five LoungeSM, Zaffiro’s® Express and Reel Sizzle® outlets, was the primary reason for our increased average concession sales per person during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015C . We do not believe that film product mix had a significant impact on our average concession sales per person during the first quarter of fiscal 2016. Other revenues increased slightly during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015C, due primarily to an increase in internet surcharge ticketing fees.

Comparable theatre attendance increased 2.3% during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015C due primarily to a stronger film slate in the current year period. We believe a combination of several additional factors contributed to this increase in attendance and our above-described industry average outperformance. In addition to the $5 Tuesday promotion that continued to perform well, we believe our fiscal 2016 first quarter attendance was favorably impacted by increased attendance at theatres that have added our spacious new DreamLoungerSM electric all-recliner seating, our proprietary UltraScreen DLX® and SuperScreen DLXSM PLF screens and our unique food and beverage outlets described above. We also believe that we are recognizing the benefits of our customer loyalty program, introduced in March 2014 and which now has approximately 1.5 million members.

For the first quarter of fiscal 2016, the majority of our increase in box office receipts occurred during February and March, as comparisons in the first month of the quarter were more challenging because the first quarter of fiscal 2015C included the week between Christmas and New Year’s Eve, traditionally one of the busiest weeks of the year. Conversely, the fact that Easter was early this year benefited the last week of our fiscal 2016 first quarter, as movie-going generally increases when students are out of school. Our highest grossing films during the fiscal 2016 first quarter included Deadpool, Star Wars: The Force Awakens, Zootopia, Batman v Superman: Dawn of Justice and The Revenant. The film slate during the first quarter of fiscal 2016 was particularly weighted towards strong blockbuster movies, as evidenced by the fact that our top five films during our fiscal 2016 first quarter accounted for 49% of our total box office results compared to 38% for the top five films during the first quarter of fiscal 2015C, both expressed as a percentage of the total box office receipts for the period. This increase in blockbuster films had the effect of increasing our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts.

Due in part to the fact that Easter was in April in fiscal 2015C, film product for the second quarter of fiscal 2016 has, through the date of this report, produced box office results slightly lower than the same period of fiscal 2015C. Top performing films during this period have included Jungle Book and Captain America: Civil War. Other films scheduled to be released during the second quarter that may generate substantial box office interest include X Men: Apocalypse, Alice Through the Looking Glass, Teenage Mutant Ninja Turtles: Out of the Shadows, Finding Dory and Independence Day: Resurgence. We believe comparisons to films released during the second quarter of fiscal 2015C (which included the fourth highest grossing film of all time – Jurassic World) may be challenging, but we are hopeful that this year’s film product will perform well. In addition to Jurassic World, other high grossing films released during the second quarter of fiscal 2015C included Avengers: Age of Ultron, Furious 7, Pitch Perfect 2 and Inside Out. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We ended the first quarter of fiscal 2016 with a total of 659 company-owned screens in 51 theatres and 11 managed screens in two theatres, compared to 674 company-owned screens in 53 theatres and 11 managed screens in two theatres at the end of the first quarter of fiscal 2015C. We closed two budget-oriented theatres during the third and fourth quarters of fiscal 2015C, and we opened two new UltraScreen DLX auditoriums at an existing theatre in Minnesota in February 2016. We converted five more theatres to all-DreamLounger recliner seating during March and April 2016, increasing our industry-leading percentage of auditoriums with recliner seating to 44%. We expect to open one new Zaffiro’s Express and two new Reel Sizzle lobby dining outlets during the second quarter of fiscal 2016. We anticipate beginning construction on additional DreamLounger conversions and SuperScreen DLX conversions in the near future.

In April 2016, we purchased a 16-screen theatre in Country Club Hills, Illinois, which will be our sixth theatre in the greater Chicago area, building on our very strong presence in the Chicago southern suburbs. The purchase was part of an Internal Revenue Code §1031 tax-deferred like-kind exchange in conjunction with our sale of the Hotel Phillips in October 2015. We expect that renovations of this closed theatre will begin in May, adding DreamLounger recliner seating to all auditoriums, one UltraScreen DLX and two SuperScreen DLX auditoriums, as well as a Take Five Lounge and Reel Sizzle outlet. We expect the newly remodeled theatre to open later this year. We anticipate beginning construction on two new theatres in fiscal 2016 – a replacement theatre in Minnesota and our first stand-alone all in-theatre dining location, which will be in Greendale, Wisconsin. We also will consider additional acquisitions of existing theatres or theatre circuits if the right opportunities arise.

Hotels and Resorts

The following table sets forth revenues, operating loss and operating margin for our hotels and resorts division for the first quarter of fiscal 2016 and fiscal 2015C (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2016	F2015C	Amt.	Pct.
Revenues	$44.8	$46.0	$(1.2)	-2.5%
Operating loss	(2.6)	(3.5)	0.9	28.0%
Operating margin (% of revenues)	-5.7%	-7.7%

Our first quarter will typically be the weakest quarter of our new fiscal year for our hotels and resorts division due to the traditionally reduced level of travel at our predominantly Midwestern portfolio of owned properties. Division revenues decreased during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015C due to the sale of the Hotel Phillips in October 2015 and the fact that fiscal 2015C first quarter totals included New Year’s Eve, which is historically a strong holiday period for many of our hotels, particularly for our food and beverage outlets. In addition, a lack of snow during the first quarter of fiscal 2016 negatively impacted our ski operations at our Grand Geneva Resort & Spa. Despite those difficult comparisons to the first quarter of fiscal 2015C, after adjusting fiscal 2015C first quarter revenues for the sale of the Hotel Phillips, our comparable hotels and resorts revenues actually increased 2.2% for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015C. Hotels and resorts division operating loss improved during our fiscal 2016 first quarter compared to the first quarter of fiscal 2015C due to strong cost controls and increased revenue per available room compared to the first quarter of fiscal 2015C. Comparisons to our fiscal 2015C first quarter results benefited from the fact that, during the first quarter of fiscal 2015C, our AC Hotel Chicago Downtown was undergoing a major renovation and was operating without a brand.

The following table sets forth certain operating statistics for the first quarter of fiscal 2016 and fiscal 2015C, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	First Quarter (1)
			Variance
	F2016	F2015C	Amt.	Pct.
Occupancy percentage	65.8%	63.6%	2.2 pts	3.5%
ADR	$126.34	$125.14	$1.20	1.0%
RevPAR	$83.13	$79.59	$3.54	4.4%

(1)	These operating statistics represent averages of our comparable eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at five of our eight company-owned properties during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015C. According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2016 first quarter results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 2.0% during our fiscal 2016 first quarter compared to the same weeks last year. Data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced an increase in RevPAR of 1.7% during our fiscal 2016 first quarter.

We believe our RevPAR increase and outperformance of the industry during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015C was primarily the result of additional group and transient business during the fiscal 2016 period, as evidenced by our increase in occupancy percentage. Looking to future periods, our company-owned hotels also had a strong group booking period during the first quarter of fiscal 2016, as we experienced an increase in group room revenue bookings for future periods – something commonly referred to in the hotels and resorts industry as “group pace.”

Our ADR also increased during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015C, although the increase was relatively modest because it is generally more difficult to significantly increase ADR during our slower winter season, as overall occupancy is at its lowest. As expected, our largest increase in ADR during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015C occurred at our rebranded AC Hotel Chicago Downtown. Six of our other seven company-owned and operated hotels reported increased ADR during the fiscal 2016 first quarter compared to the first quarter of fiscal 2015C.

As noted above, we believe our fiscal 2016 first quarter operating results improved significantly compared to the first quarter of fiscal 2015C due to our continued emphasis on strong cost controls, while still maintaining our high levels of customer service. During the first quarter of fiscal 2016, after adjusting fiscal 2015C first quarter results for the sale of the Hotel Phillips, we were able to “flow through” over 102% of our division revenue increase to operating income, which we believe is a very high percentage (we believe 50% flow through is a more standard industry target).

Food and beverage revenues decreased during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015C due primarily to the fact that first quarter fiscal 2015C food and beverage revenues included New Year’s Eve. The favorable impact of the SafeHouse restaurant and bar that we purchased in 2015 was partially minimized by the fact that it was closed for a portion of the fiscal 2016 first quarter for a renovation. Initial customer response to the remodeled restaurant has been positive, and we are actively pursuing a second Midwest location.

We currently expect to report RevPAR increases that generally track the overall industry trends in the remaining quarters of our fiscal 2016. The AC Hotel Chicago Downtown continues to ramp up and will have at least one more quarter of significantly easier comparisons, coinciding with the fiscal 2015C renovation period for that hotel. Whether the current positive trends in the hotel industry as a whole continue depends in large part on the economic environment in which we operate, as hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product. We also continue to monitor hotel supply in our markets, as increased supply without a corresponding increase in demand may have a negative impact on our results.

During the first quarter of fiscal 2016, we ceased management of The Hotel Zamora and Castile Restaurant in St. Pete Beach, Florida and sold one–half of our 10% minority ownership interest in the property. We have agreed to sell the remaining interest during the next two years. We do not expect this transaction to significantly impact our fiscal 2016 operating results. We also began a renovation of the Skirvin Hilton hotel in Oklahoma City during the first quarter of fiscal 2016, which will include all of the guest rooms and key public spaces.

As we continue to increase our visibility as a national hotel management company, we believe that one of our major strengths is the established infrastructure we bring to hotel owners and developers. This includes our highly awarded web development team that has produced nationally recognized websites, mobile apps and social media campaigns. We recently established a new business unit named Graydient Creative that will focus on extending this experience to other companies in the hospitality, retail, theatre and entertainment industries.

We also expect to continue to explore opportunities to monetize selected existing owned hotels in the future. We will consider many factors as we actively review opportunities to execute this strategy, including income tax considerations, the ability to retain management, pricing and individual market considerations. Conversely, we have a number of additional potential growth opportunities that we are currently evaluating. The timing and nature of the opportunities may vary and include pure management contracts, management contracts with equity, and joint venture investments.

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

Financial Condition

Net cash provided by operating activities increased by $11.8 million to $10.4 million during the first quarter of fiscal 2016, compared to net cash used by operating activities of $1.4 million during the first quarter of the fiscal 2015C. The increase was due primarily to increased net earnings and the favorable timing in the collection of accounts and notes receivable and payment of accounts payable and income taxes during the current year period, partially offset by the unfavorable timing in the payment of other accrued liabilities.

Net cash used in investing activities during the fiscal 2016 first quarter totaled $13.9 million, compared to $19.2 million during the fiscal 2015C first quarter. The decrease in net cash used in investing activities was the result of decreased capital expenditures and a decrease in restricted cash compared to the first quarter of fiscal 2015C, as well as our sale of an interest in a joint venture (related to the Hotel Zamora), partially offset by a decrease in other assets. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $16.5 million during the first quarter of fiscal 2016 compared to $20.8 million during the first quarter of fiscal 2015C. Approximately $4.0 million of our capital expenditures during the first quarter of fiscal 2015C related to the development of a new theatre that opened in May 2015. We did not incur any acquisition-related capital expenditures during the first quarter of fiscal 2016 or the first quarter of fiscal 2015C.

Fiscal 2016 first quarter cash capital expenditures included approximately $14.4 million incurred in our theatre division, including costs associated with several previously-described projects (DreamLounger recliner seating additions, new UltraScreen DLX auditoriums and new Zaffiro’s Express and Reel Sizzle outlets). We also incurred capital expenditures in our hotels and resorts division during the first quarter of fiscal 2016 of approximately $2.1 million, including costs associated with the renovation of the SafeHouse and Skirvin Hilton. Fiscal 2015C first quarter capital expenditures included approximately $13.6 million that we incurred in our theatre division, including costs associated with the previously-mentioned new theatre and various DreamLounger recliner seating additions, as well as new Take Five Lounge and Zaffiro’s Express outlets. We also incurred capital expenditures in our hotels and resorts division during the first quarter of fiscal 2015C of approximately $6.8 million, including costs associated with the renovation of the AC Hotel Chicago Downtown.

Net cash provided by financing activities during the first quarter of fiscal 2016 totaled $5.8 million compared to $7.8 million during the first quarter of fiscal 2015C. We used excess cash during both periods to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, we added $49.0 million of new short-term borrowings and we made $34.0 million of repayments on short-term borrowings during the first quarter of fiscal 2016 (net increase in borrowings on our credit facility of $15.0 million) compared to $53.0 million of new short-term borrowings and $42.0 million of repayments on short-term borrowings made during the first quarter of fiscal 2015C (net increase in borrowings on our credit facility of $11.0 million). Principal payments on long-term debt were $1.5 million during the first quarter of fiscal 2016 compared to payments of $1.2 million during the first quarter of fiscal 2015C. Our debt-to-capitalization ratio was 0.40 at March 31, 2016 and 0.38 at December 31, 2015. We typically experience an increase in our debt during the winter, due to the seasonality of our hotels and resorts division.

We repurchased approximately 257,000 shares of our common stock for approximately $4.7 million in the open market or in conjunction with the exercise of stock options during the first quarter of fiscal 2016, compared to only 37,000 shares repurchased for approximately $736,000 in conjunction with the exercise of stock options during the first quarter of fiscal 2015C, accounting for the majority of the decrease in net cash provided by financing activities during the current year quarter compared to the prior year quarter. As of March 31, 2016, approximately 3.0 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. We expect that we will execute any future repurchases on the open market or in privately-negotiated transactions, depending upon a number of factors, including prevailing market conditions.

Dividend payments during the first quarter of fiscal 2016 totaled $3.0 million compared to dividend payments of $2.5 million during the first quarter of fiscal 2015C. The increase in dividend payments was the result of a 10.5% increase in our regular quarterly dividend payment initiated during May 2015 and a 7.1% increase in our regular quarterly dividend payment initiated in March 2016. During the first quarter of fiscal 2016, we made distributions to noncontrolling interests of $312,000, compared to none during the first quarter of fiscal 2015C.

We previously indicated that we expected our full-year fiscal 2016 capital expenditures, including potential purchases of interests in joint ventures (but excluding any significant unidentified acquisitions), to be in the $75-$95 million range. We are still finalizing the scope and timing of the various projects requested by our two divisions, but at this time, we are not adjusting this estimate. Some of these projects may carry over to the next fiscal year. The actual timing and extent of the implementation of all of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends, and the availability of attractive opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have not experienced any material changes in our market risk exposures since December 31, 2015.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Risk factors relating to us are contained in Item 1A of our Transition Report on Form  10-K for the fiscal period ended December 31, 2015. No material change to such risk factors has occurred during the 13 weeks ended March 31, 2016.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1 – January 28	189,462	$18.14	189,462	3,042,685
January 29 – February 25	67,711	18.09	67,711	2,974,974
February 26 – March 31	-	-	-	2,974,974
Total	257,173	$18.13	257,173	2,974,974

(1)	Through March 31, 2016, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of March 31, 2016, we had repurchased approximately 8.7 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from The Marcus Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: May 10, 2016	By:	s/ Gregory S. Marcus
Gregory S. Marcus President and Chief Executive Officer

DATE: May 10, 2016	By:	/s/ Douglas A. Neis
Douglas A. Neis Chief Financial Officer and Treasurer

