Form 10-Q
period 2016-06-30
MARCUS CORP
filed 2016-08-09
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

COMMON STOCK OUTSTANDING AT AUGUST 5, 2016 – 18,859,703

CLASS B COMMON STOCK OUTSTANDING AT AUGUST 5, 2016 – 8,699,540

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	June 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$8,344	$6,672
Restricted cash	6,753	18,019
Accounts and notes receivable, net of reserves of $181 and $259, respectively	19,335	13,366
Deferred income taxes	2,547	2,807
Other current assets	6,846	7,041
Total current assets	43,825	47,905

Property and equipment:
Land and improvements	111,311	104,379
Buildings and improvements	637,666	618,004
Leasehold improvements	78,814	78,855
Furniture, fixtures and equipment	292,807	285,578
Construction in progress	11,176	10,363
Total property and equipment	1,131,774	1,097,179
Less accumulated depreciation and amortization	443,717	426,477
Net property and equipment	688,057	670,702

Other assets:
Investments in joint ventures	6,294	7,455
Goodwill	44,148	44,220
Other	33,706	37,226
Total other assets	84,148	88,901

TOTAL ASSETS	$816,030	$807,508

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	June 30, 2016	December 31, 2015

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,239	$28,737
Income taxes	4,348	3,490
Taxes other than income taxes	16,061	17,303
Accrued compensation	11,754	12,269
Other accrued liabilities	36,710	43,231
Current portion of capital lease obligation	5,361	5,181
Current maturities of long-term debt	36,404	18,292
Total current liabilities	135,877	128,503

Capital lease obligation	12,466	15,192

Long-term debt	202,888	207,376

Deferred income taxes	47,405	46,212

Deferred compensation and other	45,603	44,527

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	─	─
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,489,973 shares at June 30, 2016 and 22,478,541 shares at December 31, 2015	22,490	22,479
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,699,540 shares at June 30, 2016 and 8,710,972 shares at December 31, 2015	8,700	8,711
Capital in excess of par	57,662	56,474
Retained earnings	334,141	325,355
Accumulated other comprehensive loss	(5,230)	(5,221)
	417,763	407,798
Less cost of Common Stock in treasury (3,699,419 shares at June 30, 2016 and 3,525,657 shares at December 31, 2015)	(47,708)	(44,446)
Total shareholders' equity attributable to The Marcus Corporation	370,055	363,352
Noncontrolling interest	1,736	2,346
Total equity	371,791	365,698

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$816,030	$807,508

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings

(in thousands, except per share data)	June 30, 2016		June 25, 2015
	13 Weeks	26 Weeks	13 Weeks	26 Weeks
Revenues:
Theatre admissions	$44,010	$90,924	$46,047	$88,390
Rooms	29,323	49,375	29,448	50,134
Theatre concessions	28,503	58,384	29,813	56,647
Food and beverage	18,248	32,793	17,498	32,668
Other revenues	14,894	28,946	14,972	28,646
Total revenues	134,978	260,422	137,778	256,485

Costs and expenses:
Theatre operations	38,171	78,469	39,536	75,928
Rooms	10,500	19,801	11,129	20,909
Theatre concessions	8,093	15,829	8,281	15,352
Food and beverage	14,538	27,299	14,459	27,835
Advertising and marketing	5,505	10,493	5,789	11,158
Administrative	15,332	29,936	14,572	28,813
Depreciation and amortization	10,360	20,551	9,859	19,589
Rent	2,107	4,226	2,154	4,308
Property taxes	3,995	8,138	3,434	7,480
Other operating expenses	8,116	16,073	8,336	16,959
Impairment charge	-	-	2,603	2,919
Total costs and expenses	116,717	230,815	120,152	231,250

Operating income	18,261	29,607	17,626	25,235

Other income (expense):
Investment income	9	17	217	195
Interest expense	(2,457)	(4,866)	(2,467)	(4,894)
Loss on disposition of property, equipment and other assets	(604)	(717)	(495)	(747)
Equity earnings (losses) from unconsolidated joint ventures, net	130	109	(25)	(123)
	(2,922)	(5,457)	(2,770)	(5,569)

Earnings before income taxes	15,339	24,150	14,856	19,666
Income taxes	5,993	9,524	5,942	7,706
Net earnings	9,346	14,626	8,914	11,960
Net earnings (loss) attributable to noncontrolling interests	10	(162)	(103)	(294)
Net earnings attributable to The Marcus Corporation	$9,336	$14,788	$9,017	$12,254

Net earnings per share – basic:
Common Stock	$0.35	$0.55	$0.34	$0.46
Class B Common Stock	$0.33	$0.50	$0.31	$0.42

Net earnings per share – diluted:
Common Stock	$0.34	$0.53	$0.32	$0.44
Class B Common Stock	$0.33	$0.50	$0.30	$0.41

Dividends per share:
Common Stock	$0.113	$0.230	$0.105	$0.200
Class B Common Stock	$0.102	$0.200	$0.095	$0.182

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)	June 30, 2016		June 25, 2015
	13 Weeks	26 Weeks	13 Weeks	26 Weeks

Net earnings	$9,346	$14,626	$8,914	$11,960

Other comprehensive income (loss), net of tax:
Pension loss arising during the period, net of tax benefit of $0, $0, $570 and $570, respectively	-	-	(902)	(902)
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $0, $0, $127 and $127, respectively	-	-	199	199
Fair market value adjustment of interest rate swap, net of tax benefit of $18, $95, $23 and $112, respectively	(28)	(143)	(33)	(169)
Reclassification adjustment on interest rate swap included in interest expense, net of tax effect of $12, $25, $19 and $38, respectively	18	38	29	59
Reclassification adjustment related to interest rate swap de-designation, net of tax effect of $63, $63, $0 and $0, respectively	96	96	-	-

Other comprehensive income (loss)	86	(9)	(707)	(813)

Comprehensive income	9,432	14,617	8,207	11,147

Comprehensive income (loss) attributable to noncontrolling interests	10	(162)	(103)	(294)

Comprehensive income attributable to The Marcus Corporation	$9,422	$14,779	$8,310	$11,441

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	26 Weeks Ended
(in thousands)	June 30, 2016	June 25, 2015

OPERATING ACTIVITIES:
Net earnings	$14,626	$11,960
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses (earnings) on investments in joint ventures	(109)	123
Distributions from joint ventures	270	46
Loss on disposition of property, equipment and other assets	717	747
Impairment charge	─	2,919
Amortization of favorable lease right	167	167
Depreciation and amortization	20,551	19,589
Amortization of debt issuance fees	150	219
Stock compensation expense	921	788
Deferred income taxes	1,529	2,797
Deferred compensation and other	745	620
Contribution of the Company’s stock to savings and profit-sharing plan	905	888
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,876)	(6,342)
Other current assets	195	(491)
Accounts payable	(2,394)	(3,686)
Income taxes	897	(588)
Taxes other than income taxes	(1,242)	(629)
Accrued compensation	(515)	4,540
Other accrued liabilities	(6,641)	(1,941)
Total adjustments	14,270	19,766
Net cash provided by operating activities	28,896	31,726

INVESTING ACTIVITIES:
Capital expenditures	(41,810)	(45,791)
Proceeds from disposals of property, equipment and other assets	4	43
Decrease in restricted cash	11,266	383
(Increase) decrease in other assets	(372)	1,093
Purchase of interest in joint venture	─	(1,600)
Sale of interest in joint venture	1,000	─
Net cash used in investing activities	(29,912)	(45,872)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facilities	220,188	112,500
Repayment of borrowings on revolving credit facilities	(155,000)	(101,500)
Principal payments on debt	(51,620)	(4,830)
Debt issuance fees	(491)	─
Equity transactions:
Treasury stock transactions, except for stock options	(5,139)	(914)
Exercise of stock options	1,199	1,834
Dividends paid	(6,001)	(5,338)
Distributions to noncontrolling interest	(448)	(379)
Net cash provided by financing activities	2,688	1,373

Net increase (decrease) in cash and cash equivalents	1,672	(12,773)
Cash and cash equivalents at beginning of period	6,672	18,684
Cash and cash equivalents at end of period	$8,344	$5,911

Supplemental Information:
Interest paid, net of amounts capitalized	$4,918	$4,749
Income taxes paid	7,097	4,545
Change in accounts payable for additions to property and equipment	(1,104)	4,729

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED JUNE 30, 2016

1. General

Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the transition period ended December 31, 2015, contained in the Company’s Transition Report on Form 10-K, for a description of the Company’s accounting policies.

Basis of Presentation - The unaudited consolidated financial statements for the 26 weeks ended June 30, 2016 and June 25, 2015 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at June 30, 2016, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Transition Report on Form 10-K for the transition period ended December 31, 2015.

Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $10,486,000 and $20,677,000 for the 13 and 26 weeks ended June 30, 2016, respectively, and $9,872,000 and $19,602,000 for the 13 and 26 weeks ended June 25, 2015, respectively.

Long-Lived Assets - The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. For the purposes of determining fair value, defined as the amount at which an asset or group of assets could be bought or sold in a current transaction between willing parties, the Company utilizes currently available market valuations of similar assets in its respective industries, often expressed as a given multiple of operating cash flow. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of June 30, 2016 and December 31, 2015 and determined that there was no impact on the Company’s results of operations. During the 13 weeks ended June 25, 2015, the Company determined that indicators of impairment were evident at a specific hotel location and that the sum of the estimated undiscounted future cash flows attributable to this asset was less than its carrying amount. As such, the Company evaluated the ongoing value of this asset and determined that the fair value, measured using Level 3 pricing inputs (estimated cash flows including estimated sales proceeds), was less than its carrying value and recorded a $2,600,000 impairment loss. Additionally, during the 26 weeks ended June 25, 2015, there was an impairment triggering event related to several assets at closed theatres. The Company determined that the fair value of these theatres, measured using Level 3 pricing inputs (estimated sales proceeds based on comparable sales), was less than their carrying values, and recorded pre-tax impairment losses of $319,000 during the 26 weeks ended June 25, 2015.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	Swap Agreements	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at December 31, 2015	$9	$(11)	$(5,219)	$(5,221)
Other comprehensive loss before reclassifications	(143)	-	-	(143)
Amounts reclassified from accumulated other comprehensive loss (1)	134	-	-	134
Net other comprehensive loss	(9)	-	-	(9)
Balance at June 30, 2016	$-	$(11)	$(5,219)	$(5,230)

	Swap Agreements	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at December 25, 2014	$116	$(11)	$(4,580)	$(4,475)
Amortization of the net actuarial loss and prior service credit	-	-	199	199
Other comprehensive loss before reclassifications	(169)	-	(902)	(1,071)
Amounts reclassified from accumulated other comprehensive loss (1)	59	-	-	59
Net other comprehensive loss	(110)	-	(703)	(813)
Balance at June 25, 2015	$6	$(11)	$(5,283)	$(5,288)

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended June 30, 2016	13 Weeks Ended June 25, 2015	26 Weeks Ended June 30, 2016	26 Weeks Ended June 25, 2015
	(in thousands, except per share data)
Numerator:
Net earnings attributable to The Marcus Corporation	$9,336	$9,017	$14,788	$12,254
Denominator:
Denominator for basic EPS	27,498	27,538	27,496	27,491
Effect of dilutive employee stock options	316	328	299	319
Denominator for diluted EPS	27,814	27,866	27,795	27,810
Net earnings per share - basic:
Common Stock	$0.35	$0.34	$0.55	$0.46
Class B Common Stock	$0.33	$0.31	$0.50	$0.42
Net earnings per share - diluted:
Common Stock	$0.34	$0.32	$0.53	$0.44
Class B Common Stock	$0.33	$0.30	$0.50	$0.41

Equity – Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interests for the 26 weeks ended June 30, 2016 and June 25, 2015 was as follows:

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at December 31, 2015	$363,352	$2,346
Net earnings attributable to The Marcus Corporation	14,788	–
Net loss attributable to noncontrolling interests	–	(162)
Distributions to noncontrolling interests	–	(448)
Cash dividends	(6,001)	–
Exercise of stock options	1,199	–
Treasury stock transactions, except for stock options	(4,234)	–
Share-based compensation	921	–
Other	39	–
Other comprehensive loss, net of tax	(9)	–
Balance at June 30, 2016	$370,055	$1,736

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at December 25, 2014	$340,170	$2,727
Net earnings attributable to The Marcus Corporation	12,254	–
Net loss attributable to noncontrolling interests	–	(294)
Distributions to noncontrolling interests	–	(379)
Cash dividends	(5,338)	–
Exercise of stock options	1,834	–
Treasury stock transactions, except for stock options	(26)	–
Share-based compensation	788	–
Other	139	–
Other comprehensive loss, net of tax	(813)	–
Balance at June 25, 2015	$349,008	$2,054

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At June 30, 2016 and December 31, 2015, the Company’s $70,000 of available for sale securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At June 30, 2016 and December 31, 2015, respectively, the $17,000 liability (included in deferred compensation and other) and the $16,000 asset (included in other long-term assets) related to the Company’s interest rate swap contract was valued using Level 2 pricing inputs.

Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At June 30, 2016 and December 31, 2015, none of the Company’s fair value measurements were valued using Level 3 pricing inputs.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended June 30, 2016	13 Weeks Ended June 25, 2015	26 Weeks Ended June 30, 2016	26 Weeks Ended June 25, 2015
	(in thousands)
Service cost	$216	$182	$432	$356
Interest cost	352	316	704	627
Net amortization of prior service cost and actuarial loss	91	84	182	166
Net periodic pension cost	$659	$582	$1,318	$1,149

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment awards, including the accounting for income taxes and forfeitures, as well as classification in the statement of cash flows. The standard requires that all tax effects related to shared-based payments be recorded as income tax expense or benefit in the income statement at settlement or expiration and, accordingly, excess tax benefits and tax deficiencies be presented as operating activities in the statement of cash flows. The new guidance is effective for the Company in fiscal 2017 and early application is permitted. The Company is currently assessing the impact that the adoption of the standard will have on its consolidated financial statements.

On January 1, 2016, the Company adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30), which requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, and requires the amortization of the costs be reported as interest expense. The new guidance was applied on a retrospective basis to all prior periods. Accordingly, $404,000 of debt issuance costs, previously included within other long-term assets, have been reclassified as a reduction of long-term debt on the December 31, 2015 consolidated balance sheet, and $111,000 and $219,000, respectively, of amortization of debt issuance costs, previously included in depreciation and amortization expense, have been reclassified to interest expense in the consolidated statements of earnings for the 13 and 26 weeks ended June 25, 2015.

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

2. Long-Term Debt

During the 13 weeks ended June 30, 2016, the Company replaced its existing credit agreement, consisting of a $37,188,000 term loan and a $175,000,000 revolving credit facility, with a new five-year $225,000,000 credit agreement that expires on June 16, 2021. There were borrowings of $95,188,000 outstanding on the new revolving credit facility bearing interest at LIBOR plus a margin which adjusts based on the Company’s borrowing levels, effectively 1.58%, at June 30, 2016. The revolving credit facility requires an annual facility fee of 0.15% to 0.25% of the total commitment, depending on the Company’s consolidated debt to total capitalization ratio, as defined in the credit agreement.

The Company’s loan agreements include, among other covenants, maintenance of certain financial ratios, including a debt-to-capitalization ratio and a fixed charge coverage ratio. The Company is in compliance with all financial debt covenants at June 30, 2016.

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into an interest rate swap agreement on February 28, 2013 covering $25,000,000 of floating rate debt, which expires January 22, 2018, and requires the Company to pay interest at a defined rate of 0.96% while receiving interest at a defined variable rate of one-month LIBOR (0.50% at June 30, 2016). The notional amount of the swap is $25,000,000. The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company’s interest rate swap agreement was considered effective and qualified as a cash flow hedge from inception through June 16, 2016, at which time the derivative was undesignated and the balance in accumulated other comprehensive loss of $159,000 ($96,000 net of tax) was reclassified into interest expense. From June 16, 2016 through June 30, 2016, the swap was considered ineffective for accounting purposes and the change in fair value of the swap of $17,000 was recorded as interest expense. The Company does not expect the interest rate swap to have a material effect on earnings within the next 12 months.

3. Capital Lease Obligation

During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of June 30, 2016, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in furniture, fixtures and equipment is $45,510,000 related to the digital systems as of June 30, 2016 and December 31, 2015, which is being amortized over the remaining estimated useful life of the assets. Accumulated amortization of the digital systems was $25,206,000 and $22,118,000 as of June 30, 2016 and December 31, 2015, respectively.

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

The Company’s capital lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company’s expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $5,361,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

4. Income Taxes

The Company’s effective income tax rate, adjusted for losses from noncontrolling interests, for the 13 and 26 weeks ended June 30, 2016 was 39.1% and 39.2%, respectively, and was 39.7% and 38.6% for the 13 and 26 weeks ended June 25, 2015, respectively. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in its income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners.

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

Following is a summary of business segment information for the 13 and 26 weeks ended June 30, 2016 and June 25, 2015 (in thousands):

13 Weeks Ended June 30, 2016	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$76,439	$58,435	$104	$134,978
Operating income (loss)	15,630	7,011	(4,380)	18,261
Depreciation and amortization	6,089	4,183	88	10,360

13 Weeks Ended June 25, 2015	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$79,797	$57,809	$172	$137,778
Operating income (loss)	17,397	2,430	(2,201)	17,626
Depreciation and amortization	5,288	4,480	91	9,859

26 Weeks Ended June 30, 2016	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$156,916	$103,267	$239	$260,422
Operating income (loss)	33,435	4,459	(8,287)	29,607
Depreciation and amortization	11,947	8,424	180	20,551

26 Weeks Ended June 25, 2015	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$152,439	$103,767	$279	$256,485
Operating income (loss)	32,526	(1,116)	(6,175)	25,235
Depreciation and amortization	10,576	8,832	181	19,589

6. Subsequent Event

Subsequent to June 30, 2016, the Company received $4,093,000 from certain Marcus family trusts, representing the reimbursement of premiums paid on split dollar life insurance policies pursuant to existing agreements with the trusts. As such, $4,093,000 previously included in other (long-term) assets was reclassified to accounts and notes receivable as of June 30, 2016. The remaining $10,131,000 of premiums paid under a separate split dollar life insurance policy pursuant to an agreement with a family trust is included in other (long-term) assets as of June 30, 2016.

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

We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The second quarter of fiscal 2016 consisted of the 13-week period beginning April 1, 2016 and ended on June 30, 2016. The second quarter of fiscal 2015C consisted of the 13-week period beginning on March 27, 2015 and ended on June 25, 2015. The first half of fiscal 2016 consisted of the 26-week period beginning January 1, 2016 and ended on June 30, 2016. The first half of fiscal 2015C consisted of the 26-week period beginning on December 26, 2014 and ended on June 25, 2015. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the second quarter and first half of fiscal 2016 and fiscal 2015C (in millions, except for per share and variance percentage data):

	Second Quarter				First Half
			Variance				Variance
	F2016	F2015C	Amt.	Pct.	F2016	F2015C	Amt.	Pct.
Revenues	$135.0	$137.8	$(2.8)	-2.0%	$260.4	$256.5	$3.9	1.5%
Operating income	18.3	17.6	0.7	3.6%	29.6	25.2	4.4	17.3%
Other income (expense)	(2.9)	(2.8)	(0.1)	-5.5%	(5.5)	(5.6)	0.1	2.0%
Net earnings (loss) attributable to noncontrolling interests	-	(0.1)	0.1	109.7%	(0.2)	(0.3)	0.1	44.9%
Net earnings attributable to The Marcus Corp.	$9.3	$9.0	$0.3	3.5%	$14.8	$12.3	$2.5	20.7%
Net earnings per common share – diluted:	$0.34	$0.32	$0.02	6.3%	$0.53	$0.44	$0.09	20.5%

Revenues decreased during the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015C due to decreased revenues from our theatre division, partially offset by a slight increase in revenues from our hotels and resorts division. Revenues increased during the first half of fiscal 2016 compared to the first half of fiscal 2015C due to increased revenues from our theatre division.

Operating income (earnings before other income/expense and income taxes) and net earnings attributable to The Marcus Corporation increased during the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015C due to improved operating results from our hotels and resorts division, partially offset by decreased operating income from our theatre division. Operating income and net earnings attributable to The Marcus Corporation increased during the first half of fiscal 2016 compared to the first half of fiscal 2015C due to improved operating results from both our hotels and resorts and theatre divisions.

Operating results from our hotels and resorts division were favorably impacted by strong cost controls and increased revenue per available room for comparable hotels during the second quarter and first half of fiscal 2016 compared to the second quarter and first half of fiscal 2015C. Comparisons to fiscal 2015C operating income for our hotels and resorts division were also favorably impacted by the fact that the fiscal 2015C periods included a $2.6 million impairment charge related to one specific hotel. Operating results from our theatre division during the second quarter of fiscal 2016 were negatively impacted by a weaker slate of movies compared to second quarter of fiscal 2015C. Operating results from our theatre division during the first half of fiscal 2016 were favorably impacted by a stronger slate of movies during the first quarter, increased attendance and average ticket price resulting from positive customer response to our recent investments and pricing strategies, and increased concession revenues per person compared to the first half of fiscal 2015C.

Operating losses from our corporate items, which include amounts not allocable to the business segments, increased during the second quarter and first half of fiscal 2016 compared to the second quarter and first half of fiscal 2015C due primarily to the fact that the prior year periods were favorably impacted by the reimbursement of approximately $1.4 million of costs previously expensed related to a mixed-use retail development known as The Corners of Brookfield. Increased operating losses from our corporate items during the second quarter and first half of fiscal 2016 were also attributable to timing differences in certain shareholder and director costs that we incurred earlier in the fiscal year due to the recent change in our fiscal year end.

We did not have any significant variations in investment income, interest expense, losses on disposition of property, equipment and other assets or net equity losses from unconsolidated joint ventures during the second quarter and first half of fiscal 2016 compared to the second quarter and first half of fiscal 2015C. Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact our actual reported interest expense in future periods. The timing of periodic sales and disposals of our property and equipment, including the disposal of old theatre seats and other items in conjunction with our theatre renovations, may vary from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment.

We reported income tax expense for the second quarter and first half of fiscal 2016 of $6.0 million and $9.5 million, respectively, compared to $5.9 million and $7.7 million, respectively, during the second quarter and first half of fiscal 2015C. The increase in income tax expense was the result of increased earnings and the fact that our fiscal 2016 first half effective income tax rate, after adjusting for earnings (losses) from noncontrolling interests that are not tax-effected because the entities involved are tax pass-through entities, was 39.2%, compared to our fiscal 2015C first half effective income tax rate of 38.6%. We currently anticipate that our effective income tax rate for the remaining quarters of fiscal 2016 will remain close to our historical 39-40% average, excluding any changes in our liability for unrecognized tax benefits or potential changes in federal and state income tax rates. Our actual fiscal 2016 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

The operating results of two majority-owned hotels, The Skirvin Hilton and The Lincoln Marriott Cornhusker Hotel, are included in the hotels and resorts division revenue and operating income, and the after-tax net earnings or loss attributable to noncontrolling interests in these hotels is deducted from or added to net earnings on the consolidated statements of earnings. We reported net earnings attributable to noncontrolling interests of $10,000 during the second quarter of fiscal 2016 compared to a loss of $103,000 during the second quarter of fiscal 2015C. We reported net losses attributable to noncontrolling interests of $162,000 and $294,000, respectively, during the first half of fiscal 2016 and the first half of fiscal 2015C.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the second quarter and first half of fiscal 2016 and fiscal 2015C (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2016	F2015C	Amt.	Pct.	F2016	F2015C	Amt.	Pct.
Revenues	$76.4	$79.8	$(3.4)	-4.2%	$156.9	$152.4	$4.5	2.9%
Operating income	15.6	17.4	(1.8)	-10.2%	33.4	32.5	0.9	2.8%
Operating margin (% of revenues)	20.4%	21.8%			21.3%	21.3%

Our theatre division revenues, operating income and operating margin decreased during the second quarter of fiscal 2016 due primarily to a decrease in attendance, resulting in decreased box office receipts and concession revenues, partially offset by increases in our average ticket price and average concession revenues per person compared to the second quarter of fiscal 2015C. Our theatre division revenues and operating income increased during the first half of fiscal 2016 due primarily to increases in our average ticket price and average concession revenues per person compared to the first half of fiscal 2015C, resulting in increased box office receipts and concession revenues. Despite reduced attendance and slightly higher film costs during the first half of fiscal 2016, our theatre division operating margin during the first half of fiscal 2016 was equal to our theatre division operating margin during the first half of fiscal 2015C. Our theatre division has an active cost control initiative in place aimed at further improving our already strong operating margin.

The following table provides a further breakdown of the components of revenues for the theatre division for the second quarter and first half of fiscal 2016 and fiscal 2015C (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2016	F2015C	Amt.	Pct.	F2016	F2015C	Amt.	Pct.
Box office receipts	$44.0	$46.1	$(2.1)	-4.4%	$90.9	$88.4	$2.5	2.9%
Concession revenues	28.5	29.8	(1.3)	-4.4%	58.4	56.6	1.8	3.1%
Other revenues	3.9	3.9	-	-	7.6	7.4	0.2	2.8%
Total revenues	$76.4	$79.8	$(3.4)	-4.2%	$156.9	$152.4	$4.5	2.9%

According to data received from Rentrak (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2016 second quarter and first half results, United States box office receipts decreased 7.5% and 1.5%, respectively, during our fiscal 2016 second quarter and first half when compared to the same weeks included in our fiscal 2015C, indicating that our box office receipts in the second quarter and first half of fiscal 2016 outperformed the industry by 3.1 and 4.4 percentage points, respectively. If we compare our fiscal 2016 second quarter box office receipts to the weeks in fiscal 2015C that more closely align to this fiscal year on the calendar (the 13 weeks beginning April 3, 2015 and ended on July 2, 2015), our box office receipts decreased 5.9% over the prior year compared to 10.4% for United States box office receipts, a favorable difference of 4.5 percentage points. If we compare our fiscal 2016 first half box office receipts to the weeks in fiscal 2015C that more closely align to this fiscal year on the calendar (the 26 weeks beginning January 2, 2015 and ended on July 2, 2015), our box office receipts increased 5.6% over the prior year compared to flat United States box office receipts, a favorable difference outperformance of 5.6 percentage points.

We have now outperformed the industry average during ten of the last eleven quarters that we have reported (including during the five-week final period of our transition period ended December 31, 2015). We believe our continued outperformance compared to the industry average is attributable to the investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies, including our $5 Tuesday promotion and our customer loyalty program.

Our average ticket price increased 2.4% and 5.1%, respectively, during the second quarter and first half of fiscal 2016 compared to the second quarter and first half of fiscal 2015C. The increase was partially attributable to modest price increases we implemented in January 2016. In addition, the fact that we have increased our number of premium large format (PLF) screens, with a corresponding price premium, also contributed to our increased average ticket price during the second quarter and first half of fiscal 2016. The percentage of our total box office receipts attributable to 3D presentations also increased slightly during the second quarter and first half of fiscal 2016 compared to the second quarter and first half of fiscal 2015C, due primarily to a small increase in the quantity and quality of 3D films released in fiscal 2016 to date, contributing to our higher average ticket price. Conversely, we believe that a change in film product mix had a negative impact on our average ticket price during the second quarter of fiscal 2016, as two of our top three films for the second quarter were animated or family-oriented movies (resulting in a higher percentage of lower-priced childrens tickets sold, compared to more adult-oriented and PG-13 and R-rated films that typically result in a higher average ticket price), compared to no films in that genre among our top three films during the second quarter of fiscal 2015C. The increase in average ticket price contributed approximately $900,000 and $4.1 million, respectively, to box office receipts during the second quarter and first half of fiscal 2016, accounting for 100% of the increase in our box office receipts during the first half of fiscal 2016 compared to the first half of fiscal 2015C.

Our concession revenues decreased during the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015C due to decreased attendance at comparable theatres, partially offset by a 2.3% increase in our average concession revenues per person. Our concession revenues increased during the first half of fiscal 2016 compared to the first half of fiscal 2015C due to a 5.1% increase in our average concession revenues per person, partially offset by decreased attendance at comparable theatres. The increase in our average concession revenues per person contributed approximately $600,000 and $2.7 million, respectively, to concession revenues during the second quarter and first half of fiscal 2016, accounting for 100% of the increase in our concession revenues during the first half of fiscal 2016 compared to the first half of fiscal 2015C.

A change in concession product mix, including increased sales of non-traditional food and beverage items from our increased number of Take Five LoungeSM, Zaffiro’s® Express and Reel Sizzle® outlets, was the primary reason for our increased average concession sales per person during the second quarter and first half of fiscal 2016 compared to the second quarter and first half of fiscal 2015C. Conversely, we believe that the previously described change in film product mix during the second quarter of fiscal 2016 tempered the growth of our average concession sales per person, as animated and family-oriented films tend not to contribute to sales of non-traditional food and beverage items as much as adult-oriented films. Other revenues were unchanged during the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015C. Other revenues increased slightly during the first half of fiscal 2016 compared to the first half of fiscal 2015C, due primarily to an increase in internet surcharge ticketing fees.

Comparable theatre attendance decreased 6.9% and 2.4%, respectively, during the second quarter and first half of fiscal 2016 compared to the second quarter and first half of fiscal 2015C, due primarily to a weaker film slate in the current year periods. We believe a combination of several factors partially offset this decrease in attendance and contributed to our above-described industry average outperformance. In addition to the $5 Tuesday promotion that continued to perform well, we believe our fiscal 2016 second quarter and first half attendance was favorably impacted by increased attendance at theatres that have added our spacious new DreamLoungerSM electric all-recliner seating, our proprietary UltraScreen DLX® and SuperScreen DLXSM PLF screens and our unique food and beverage outlets described above. We also believe that we recognized the benefits of our customer loyalty program, which now has nearly 1.6 million members.

For the second quarter of fiscal 2016, the greatest decrease in attendance occurred during April, due primarily to the fact that Easter was in March this year (during the first quarter of fiscal 2016) compared to in April last year. Movie-going generally increases when students are out of school. We also historically have tended to underperform the industry during one or more weeks in May when the first signs of warmer weather occur in the Midwest, and we believe that dynamic occurred again this year and negatively impacted our results for several weekends. For the first half of fiscal 2016, the majority of our decrease in attendance was the result of the fact that the first half of fiscal 2015C included the week between Christmas and New Year’s Eve, traditionally one of the busiest weeks of the year.

Our highest grossing films during the second quarter of fiscal 2016 included Captain America: Civil War, Finding Dory, Jungle Book, X Men: Apocalypse and Batman v Superman: Dawn of Justice. The film slate during the second quarter of fiscal 2016 was weighted slightly less towards strong blockbuster movies, as evidenced by the fact that our top five films during our fiscal 2016 second quarter accounted for 49% of our total box office results compared to 55% for the top five films during the second quarter of fiscal 2015C, both expressed as a percentage of our total box office receipts for the period. This decrease in blockbuster films had the effect of slightly decreasing our film rental costs during the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015C, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts.

Film product for the third quarter of fiscal 2016 has, through the date of this report, produced box office results greater than the same period of fiscal 2015C, and we believe we have continued to outperform the industry during this period. Top performing films during this period have included The Legend of Tarzan, The Secret Life of Pets, Ghostbusters, Star Trek Beyond, Ice Age: Collision Course, Jason Bourne and Suicide Squad. Historically, the second half of August and the month of September comprise one of the weakest periods for movie-going, as students return to school and the quality of films released tends to weaken. In addition, the Olympics historically has had some negative impact on movie-going, as television viewing tends to increase during the two weeks of events. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We ended the first half of fiscal 2016 with a total of 659 company-owned screens in 51 theatres and 11 managed screens in two theatres, compared to 674 company-owned screens in 53 theatres and 11 managed screens in two theatres at the end of the first half of fiscal 2015C. We closed two budget-oriented theatres during the third and fourth quarters of fiscal 2015C, and we opened two new UltraScreen DLX auditoriums at an existing theatre in Minnesota in February 2016. We converted five more theatres to all-DreamLounger recliner seating during March and April 2016, increasing our industry-leading percentage of auditoriums with recliner seating to 44%, with another existing theatre currently being converted and expected to be completed in October. We opened one new Zaffiro’s Express and two new Reel Sizzle lobby dining outlets during the second quarter of fiscal 2016 and expect to open two new Zaffiro’s Express and Take Five Lounge outlets during the third quarter of fiscal 2016. We also are in the process of converting one UltraScreen to an UltraScreen DLX and converting another screen to a SuperScreen DLX at two existing theatres, as well as adding two new screens to our Marcus Palace Cinema in Sun Prairie, Wisconsin.

In April 2016, we purchased a 16-screen theatre in Country Club Hills, Illinois, which will be our sixth theatre in the greater Chicago area, building on our strong presence in the Chicago southern suburbs. We completed the purchase using the proceeds from our October 2015 sale of the real estate related to the Hotel Phillips, which allowed us to defer the tax gain we realized in connection with such sale. We are currently renovating this closed theatre, adding DreamLounger recliner seating to all auditoriums, adding one UltraScreen DLX and one SuperScreen DLX auditorium, as well as adding a Take Five Lounge and Reel Sizzle outlet. We currently expect the newly remodeled theatre to open early in our fiscal 2016 fourth quarter. We also have begun construction on a new theatre in Shakopee, Minnesota, and we expect to begin construction in the fall on our first stand-alone all in-theatre dining location, which will be in Greendale, Wisconsin. We also will consider additional acquisitions of existing theatres or theatre circuits if the right opportunities arise.

Hotels and Resorts

The following table sets forth revenues, operating income (loss) and operating margin for our hotels and resorts division for the second quarter and first half of fiscal 2016 and fiscal 2015C (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2016	F2015C	Amt.	Pct.	F2016	F2015C	Amt.	Pct.
Revenues	$58.4	$57.8	$0.6	1.1%	$103.3	$103.8	$(0.5)	-0.5%
Operating income (loss)	7.0	2.4	4.6	188.5%	4.5	(1.1)	5.6	499.6%
Operating margin (% of revenues)	12.0%	4.2%			4.3%	-1.1%

Hotels and resorts division revenues increased 1.1% during the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015C due to increased room revenues and food and beverage revenues at our existing company-owned hotels, partially offset by the negative impact on total revenues resulting from our sale of the Hotel Phillips in October 2015. Hotels and resorts division revenues decreased 0.5% during the first half of fiscal 2016 compared to the first half of fiscal 2015C due primarily to our sale of the Hotel Phillips and the fact that fiscal 2015C first half totals included New Year’s Eve, which is historically a strong holiday for many of our hotels, particularly for our food and beverage outlets. In addition, a lack of snow during the first quarter of fiscal 2016 negatively impacted our ski operations at our Grand Geneva Resort & Spa. Our acquisition of the SafeHouse® restaurant in June 2015 favorably impacted hotels and resorts division food and beverage revenues during the fiscal 2016 periods as compared to the same periods in fiscal 2015C. Excluding the SafeHouse and Hotel Phillips from both years, our comparable hotels and resorts revenues increased 4.7% and 3.2%, respectively, during the second quarter and first half of fiscal 2016 compared to the second quarter and first half of fiscal 2015C.

Hotels and resorts division operating income increased by 188.5% and 499.6%, respectively, during the second quarter and first half of fiscal 2016 compared to the second quarter and first half of fiscal 2015C due primarily to strong cost controls and increased revenue per available room at our company-owned hotels. Our operating margin during the second quarter and first half of fiscal 2016 was 12.0% and 4.3%, respectively, compared to operating margins of 4.2% and -1.1%, respectively, during the second quarter and first half of fiscal 2015C. Comparisons to our fiscal 2015C second quarter and first half results benefited from the fact that, during the majority of the second quarter and first half of fiscal 2015C, our AC Hotel Chicago Downtown was undergoing a major renovation and was operating without a brand. In addition, hotels and resorts division operating income during the fiscal 2015C periods was negatively impacted by a $2.6 million impairment charge related to one specific hotel. Excluding the SafeHouse and Hotel Phillips from both years, as well as the aforementioned impairment charge during fiscal 2015C, our comparable hotels and resorts division operating income increased 54.5% and 289.4%, respectively, during the second quarter and first half of fiscal 2016 compared to the second quarter and first half of fiscal 2015C. Excluding these same items, our operating margin during the second quarter and first half of fiscal 2016 was 12.7% and 4.9%, respectively, compared to operating margins of 8.6% and 1.3%, respectively, during the second quarter and first half of fiscal 2015C.

The following table sets forth certain operating statistics for the second quarter and first half of fiscal 2016 and fiscal 2015C, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	Second Quarter(1)				First Half(1)
			Variance				Variance
	F2016	F2015C	Amt.	Pct.	F2016	F2015C	Amt.	Pct.
Occupancy pct.	79.5%	77.7%	1.8 pts	2.3%	72.6%	70.6%	2.0 pts	2.8%
ADR	$153.46	$146.99	$6.47	4.4%	$141.18	$137.15	$4.03	2.9%
RevPAR	$122.02	$114.16	$7.86	6.9%	$102.57	$96.87	$5.70	5.9%

(1)	These operating statistics represent averages of our eight distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at seven of our eight company-owned properties during the second quarter and first half of fiscal 2016 compared to the second quarter and first half of fiscal 2015C. According to data received from Smith Travel Research and compiled by us in order to evaluate our results for the second quarter and first half of fiscal 2016, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 3.4% and 2.6%, respectively, during our fiscal 2016 second quarter and first half compared to our fiscal 2015C second quarter and first half. Data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced an increase in RevPAR of 4.7% and 3.0%, respectively, during our fiscal 2016 second quarter and first half compared to our fiscal 2015C second quarter and first half.

We believe our RevPAR increases and outperformance of the industry during the second quarter and first half of fiscal 2016 compared to the second quarter and first half of fiscal 2015C were primarily the result of our continued emphasis on increasing our ADR, as well as additional group and transient business during the fiscal 2016 periods, as evidenced by our increase in occupancy percentage. Our company-owned hotels also experienced an increase in group room revenue bookings for future periods during the second quarter of fiscal 2016 compared to advanced group bookings during the second quarter of fiscal 2015C – something commonly referred to in the hotels and resorts industry as “group pace.”

Our ADR increases were the direct result of a strategy at several hotels to emphasize rate, occasionally at the expense of occupancy. In addition, the additional group business at several of our hotels allowed us to increase rates for the remaining available rooms and reduce the number of rooms occupied at discounted rates. All eight of our company-owned and operated hotels reported increased ADR during the fiscal 2016 second quarter compared to the second quarter of fiscal 2015C and seven of our eight company-owned and operated hotels reported increased ADR during the first half of fiscal 2016 compared to the first half of fiscal 2015C.

We are nearing completion of a renovation of The Skirvin Hilton hotel in Oklahoma City, Oklahoma, which includes all of the guest rooms and key public spaces. Operating results at this hotel have been negatively impacted by the disruption during the renovation. The AC Hotel Chicago Downtown is beginning its second year of operation and achieved increased operating performance during the second quarter and first half of fiscal 2016 compared to the second quarter and first half of fiscal 2015C. Whether the current positive trends in the hotel industry as a whole continue depends in large part on the economic environment in which we operate, as hotel revenues have historically tracked very closely with traditional macroeconomic statistics, such as the Gross Domestic Product. We also continue to monitor hotel supply in our markets, as increased supply without a corresponding increase in demand may have a negative impact on our results.

As we continue to increase our visibility as a national hotel management company, we believe that one of our major strengths is the established infrastructure we bring to hotel owners and developers. This includes our highly-awarded web development team that has produced nationally recognized websites, mobile apps and social media campaigns. Late in our fiscal 2016 first quarter, we established a new business unit named Graydient Creative that will focus on extending this experience to other companies in the hospitality, retail, theatre and entertainment industries. We include the results of Graydient Creative in our reported results for our hotels and resorts division.

We also expect to continue to explore opportunities to monetize selected existing owned hotels in the future. We will consider many factors as we actively review opportunities to execute this strategy, including income tax considerations, the ability to retain management, pricing and individual market considerations. Conversely, we have a number of additional potential growth opportunities that we are currently evaluating. The timing and nature of the opportunities may vary and include pure management contracts, management contracts with equity, and joint venture investments. Both of these strategies can take time to execute and are generally dependent upon a favorable hotel transactional market, over which we have limited control.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our movie theatre and hotels and resorts divisions each generate significant and consistent daily amounts of cash, subject to previously-noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $130 million of unused credit lines as of the end of our fiscal 2016 second quarter, will be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2016.

On June 16, 2016, we replaced our then existing credit agreement, consisting of a $37 million term loan and a $175 million revolving credit facility, by entering into a new five-year, $225 million credit agreement among us and several banks, including JPMorgan Chase Bank, N.A., as Administrative Agent, and U.S. Bank National Association, as Syndication Agent (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility that matures on June 16, 2021 with an initial maximum aggregate amount of availability of $225 million. Availability under the revolving credit facility is reduced by outstanding commercial paper borrowings (none as of June 30, 2016) and outstanding letters of credit ($3.4 million as of June 30, 2016). We may request to increase the aggregate amount of the revolving credit facility and/or term loan commitments under the Credit Agreement, including by the addition of one or more tranches of term loans, by an aggregate amount of up to $75 million, subject to certain conditions, which include, among other things, the absence of any default or event of default under the Credit Agreement.

Under the Credit Agreement, we have agreed to pay a facility fee, payable quarterly, equal to 0.15% to 0.25% of the total commitment, depending on our consolidated debt to total capitalization ratio, as defined in the Credit Agreement. Borrowings under the revolving credit facility bear interest, payable no less frequently than quarterly, at a rate equal to (a) LIBOR plus a specified margin between 0.85% and 1.375% (based on our consolidated debt to total capitalization ratio) or (b) an alternate base rate (which is the greatest of (i) the Administrative Agent’s prime rate, (ii) the federal funds rate plus 0.50% or (iii) the sum of 1% plus one-month LIBOR) plus a margin (based upon our consolidated debt to capitalization ratio) specified in the Credit Agreement.

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

As of June 30, 2016, we were in compliance with the financial covenants set forth in the Credit Agreement. As of June 30, 2016, our consolidated debt to total capitalization ratio was 0.37 and our fixed charge coverage ratio was 6.8. We expect to be able to meet the financial covenants contained in the Credit Agreement during the remainder of fiscal 2016.

Financial Condition

Net cash provided by operating activities totaled $28.9 million during the first half of fiscal 2016, compared to $31.7 million during the first half of fiscal 2015C. The decrease of $2.8 million in net cash provided by operating activities was due primarily to unfavorable timing in the payment of accrued compensation and other accrued liabilities, partially offset by the favorable timing in the collection of accounts and notes receivable and payment of accounts payable and income taxes during the current year period.

Net cash used in investing activities during the first half of fiscal 2016 totaled $29.9 million, compared to $45.9 million during the first half of fiscal 2015C. The largest contributor to the decrease in net cash used in investing activities was a $10.9 million decrease in restricted cash. When we sold the Hotel Phillips in October 2015, the majority of the cash proceeds were held by an intermediary pending our reinvestment of such proceeds in additional real estate to defer the tax gain realized in connection with our sale of the hotel. During the first half of fiscal 2016, we successfully reinvested the proceeds in additional real estate and we received the cash held by the intermediary, thereby reducing restricted cash.

The decrease in net cash used in investing activities was also the result of a small decrease in capital expenditures, as well as our sale of an interest in a joint venture (related to the Hotel Zamora located in St. Pete Beach, Florida) during the first half of fiscal 2016 and the purchase of an interest in a joint venture during the first half of fiscal 2015C. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $41.8 million during the first half of fiscal 2016 compared to $45.8 million during the first half of fiscal 2015C. Approximately $10.7 million of our capital expenditures during the first half of fiscal 2016 were related to real estate purchases and development costs for three new theatres, two of which are now under construction. Approximately $11.4 million of our capital expenditures during the first half of fiscal 2015C were related to the development of a new theatre that opened in May 2015. We did not incur any significant acquisition-related capital expenditures during the first half of fiscal 2016 or the first half of fiscal 2015C.

Fiscal 2016 first half cash capital expenditures included approximately $35.7 million of capital expenditures incurred in our theatre division, including costs associated with several previously-described projects (including DreamLounger recliner seating additions, new UltraScreen DLX auditoriums and new Zaffiro’s Express, Take Five Lounge and Reel Sizzle outlets), as well new theatre costs noted above. We also incurred capital expenditures in our hotels and resorts division during the first half of fiscal 2016 of approximately $6.1 million, including costs associated with the renovation of the SafeHouse and The Skirvin Hilton. Fiscal 2015C first half capital expenditures included approximately $31.7 million of capital expenditures that we incurred in our theatre division, including costs associated with the previously-mentioned new theatre and various DreamLounger recliner seating additions, as well as new Take Five Lounge and Zaffiro’s Express outlets. We also incurred capital expenditures in our hotels and resorts division during the first half of fiscal 2015C of approximately $13.6 million, including costs associated with the renovation of the AC Hotel Chicago Downtown and our purchase of the SafeHouse.

Net cash provided by financing activities during the first half of fiscal 2016 totaled $2.7 million compared to $1.4 million during the first half of fiscal 2015C. We used excess cash during both periods to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. In conjunction with the execution of our new Credit Agreement in June 2016, we also paid all outstanding borrowings under our old revolving credit facility and replaced them with borrowings under our new revolving credit facility. As a result, we added $220.2 million of new short-term borrowings and we made $155.0 million of repayments on short-term borrowings during the first half of fiscal 2016 (net increase in borrowings on our credit facilities of $65.2 million) compared to $112.5 million of new short-term borrowings and $101.5 million of repayments on short-term borrowings made during the first half of fiscal 2015C (net increase in borrowings on our credit facilities of $11.0 million). We made $51.6 million of principal payments on long-term debt during the first half of fiscal 2016, including our repayment of a $37.2 million term loan from our prior credit agreement, compared to principal payments of $4.8 million during the first half of fiscal 2015C. Our debt-to-capitalization ratio was 0.39 at June 30, 2016 and 0.38 at December 31, 2015.

We repurchased approximately 291,000 shares of our common stock for approximately $5.4 million in the open market or in conjunction with the exercise of stock options during the first half of fiscal 2016, compared to 52,000 shares repurchased for approximately $1.0 million in conjunction with the exercise of stock options during the first half of fiscal 2015C. As of June 30, 2016, approximately 2.9 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. We expect that we will execute any future repurchases on the open market or in privately-negotiated transactions, depending upon a number of factors, including prevailing market conditions.

Dividend payments during the first half of fiscal 2016 totaled $6.0 million compared to dividend payments of $5.3 million during the first half of fiscal 2015C. The increase in dividend payments was the result of a 10.5% increase in our regular quarterly dividend payment initiated during May 2015 and an additional 7.1% increase in our regular quarterly dividend payment initiated in March 2016. During the first half of fiscal 2016, we made distributions to noncontrolling interests of $448,000, compared to $379,000 during the first half of fiscal 2015C.

We previously indicated that we expected our full-year fiscal 2016 capital expenditures, including potential purchases of interests in joint ventures (but excluding any significant unidentified acquisitions), to be in the $75-$95 million range. We are still finalizing the scope and timing of the various projects requested by our two divisions, but at this time, we are not adjusting this estimate. Some of these projects may carry over to the next fiscal year, which may result in our total expenditures not reaching the higher end of the indicated range. The actual timing and extent of the implementation of all of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends, and the availability of attractive opportunities. Our plans will continue to evolve and change in response to these and other factors.

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

Risk factors relating to us are contained in Item 1A of our Transition Report on Form  10-K for the fiscal period ended December 31, 2015. No material change to such risk factors has occurred during the 26 weeks ended June 30, 2016.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1 – April 28	-	$-	-	2,974,974
April 29 – May 26	-	-	-	2,974,974
May 27– June 30	33,583	$20.56	33,583	2,941,391
Total	33,583	$20.56	33,583	2,941,391

(1)	Through June 30, 2016, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of June 30, 2016, we had repurchased approximately 8.8 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

The following information was required to be disclosed under “Item 1.01. Entry into a Material Definitive Agreement” and “Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K during the period covered by this Quarterly Report on Form 10-Q.

On June 16, 2016, we replaced our then existing credit agreement, consisting of a $37 million term loan and a $175 million revolving credit facility, by entering into a new five-year, $225 million credit agreement among us and several banks, including JPMorgan Chase Bank, N.A., as Administrative Agent, and U.S. Bank National Association, as Syndication Agent (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility that matures on June 16, 2021 with an initial maximum aggregate amount of availability of $225 million. Availability under the revolving credit facility is reduced by outstanding commercial paper borrowings (none as of June 30, 2016) and outstanding letters of credit ($3.4 million as of June 30, 2016). We may request to increase the aggregate amount of the revolving credit facility and/or term loan commitments under the Credit Agreement, including by the addition of one or more tranches of term loans, by an aggregate amount of up to $75 million, subject to certain conditions, which include, among other things, the absence of any default or event of default under the Credit Agreement.

Under the Credit Agreement, we have agreed to pay a facility fee, payable quarterly, equal to 0.15% to 0.25% of the total commitment, depending on our consolidated debt to total capitalization ratio, as defined in the Credit Agreement. Borrowings under the revolving credit facility bear interest, payable no less frequently than quarterly, at a rate equal to (a) LIBOR plus a specified margin between 0.85% and 1.375% (based on our consolidated debt to total capitalization ratio) or (b) an alternate base rate (which is the greatest of (i) the Administrative Agent’s prime rate, (ii) the federal funds rate plus 0.50% or (iii) the sum of 1% plus one-month LIBOR) plus a margin (based upon our consolidated debt to capitalization ratio) specified in the Credit Agreement.

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

As of June 30, 2016, we were in compliance with the financial covenants set forth in the Credit Agreement. As of June 30, 2016, our consolidated debt to total capitalization ratio was 0.37 and our fixed charge coverage ratio was 6.8.

The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement filed herewith as Exhibit 4.1 and incorporated herein by reference.

Item 6.	Exhibits

4.1	Credit Agreement, dated June 16, 2016, by and among The Marcus Corporation and the several banks party thereto, including JPMorgan Chase Bank, N.A., as Administrative Agent, and U.S. Bank National Association, as Syndication Agent.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from The Marcus Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: August 9, 2016	By:	/s/ Gregory S. Marcus
Gregory S. Marcus President and Chief Executive Officer

DATE: August 9, 2016	By:	/s/ Douglas A. Neis
Douglas A. Neis Chief Financial Officer and Treasurer

S-1