Form 10-Q
period 2016-09-29
MARCUS CORP
filed 2016-11-08
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2016

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

COMMON STOCK OUTSTANDING AT NOVEMBER 4, 2016 – 18,932,082

CLASS B COMMON STOCK OUTSTANDING AT NOVEMBER 4, 2016 – 8,699,540

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	September 29, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$5,870	$6,672
Restricted cash	5,540	18,019
Accounts and notes receivable, net of reserves of $188 and $259, respectively	15,456	13,366
Refundable income taxes	3,878	─
Deferred income taxes	2,508	2,807
Other current assets	8,082	7,041
Total current assets	41,334	47,905

Property and equipment:
Land and improvements	111,674	104,379
Buildings and improvements	640,343	618,004
Leasehold improvements	78,812	78,855
Furniture, fixtures and equipment	294,477	285,578
Construction in progress	20,849	10,363
Total property and equipment	1,146,155	1,097,179
Less accumulated depreciation and amortization	454,466	426,477
Net property and equipment	691,689	670,702

Other assets:
Investments in joint ventures	6,311	7,455
Goodwill	43,769	44,220
Other	33,615	37,226
Total other assets	83,695	88,901

TOTAL ASSETS	$816,718	$807,508

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	September 29, 2016	December 31, 2015

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,215	$28,737
Income taxes	─	3,490
Taxes other than income taxes	14,621	17,303
Accrued compensation	15,416	12,269
Other accrued liabilities	34,528	43,231
Current portion of capital lease obligation	5,452	5,181
Current maturities of long-term debt	36,314	18,292
Total current liabilities	126,546	128,503

Capital lease obligation	11,103	15,192

Long-term debt	196,587	207,376

Deferred income taxes	52,373	46,212

Deferred compensation and other	45,041	44,527

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	─	─
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,489,973 shares at September 29, 2016 and 22,478,541 shares at December 31, 2015	22,490	22,479
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,699,540 shares at September 29, 2016 and 8,710,972 shares at December 31, 2015	8,700	8,711
Capital in excess of par	58,101	56,474
Retained earnings	345,499	325,355
Accumulated other comprehensive loss	(5,067)	(5,221)
	429,723	407,798
Less cost of Common Stock in treasury (3,563,246 shares at September 29, 2016 and 3,525,657 shares at December 31, 2015)	(46,271)	(44,446)
Total shareholders' equity attributable to The Marcus Corporation	383,452	363,352
Noncontrolling interest	1,616	2,346
Total equity	385,068	365,698

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$816,718	$807,508

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings

(in thousands, except per share data)	September 29, 2016		September 24, 2015
	13 Weeks	39 Weeks	13 Weeks	39 Weeks
Revenues:
Theatre admissions	$46,859	$137,783	$39,125	$127,515
Rooms	32,609	81,984	33,641	83,775
Theatre concessions	30,260	88,644	26,027	82,674
Food and beverage	17,991	50,784	18,679	51,347
Other revenues	16,976	45,922	16,422	45,068
Total revenues	144,695	405,117	133,894	390,379

Costs and expenses:
Theatre operations	39,579	118,048	35,169	111,097
Rooms	10,608	30,409	11,155	32,064
Theatre concessions	8,611	24,440	7,700	23,052
Food and beverage	14,498	41,797	14,612	42,447
Advertising and marketing	5,540	16,033	6,152	17,310
Administrative	15,702	45,638	14,011	42,824
Depreciation and amortization	10,474	31,025	10,342	29,931
Rent	2,051	6,277	2,209	6,517
Property taxes	4,168	12,306	3,885	11,365
Other operating expenses	8,781	24,854	8,848	25,807
Impairment charge	-	-	-	2,919
Total costs and expenses	120,012	350,827	114,083	345,333

Operating income	24,683	54,290	19,811	45,046

Other income (expense):
Investment income	8	25	10	205
Interest expense	(2,127)	(6,993)	(2,496)	(7,390)
Gain (loss) on disposition of property, equipment and other assets	239	(478)	183	(564)
Equity earnings (losses) from unconsolidated joint ventures, net	161	270	2	(121)
	(1,719)	(7,176)	(2,301)	(7,870)

Earnings before income taxes	22,964	47,114	17,510	37,176
Income taxes	8,712	18,236	6,798	14,504
Net earnings	14,252	28,878	10,712	22,672
Net loss attributable to noncontrolling interests	(120)	(282)	(159)	(453)
Net earnings attributable to The Marcus Corporation	$14,372	$29,160	$10,871	$23,125

Net earnings per share – basic:
Common Stock	$0.54	$1.09	$0.41	$0.87
Class B Common Stock	$0.49	$0.99	$0.37	$0.78

Net earnings per share – diluted:
Common Stock	$0.51	$1.05	$0.39	$0.83
Class B Common Stock	$0.48	$0.98	$0.37	$0.78

Dividends per share:
Common Stock	$0.113	$0.338	$0.105	$0.305
Class B Common Stock	$0.102	$0.307	$0.095	$0.277

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)	September 29, 2016		September 24, 2015
	13 Weeks	39 Weeks	13 Weeks	39 Weeks

Net earnings	$14,252	$28,878	$10,712	$22,672

Other comprehensive income (loss), net of tax:
Pension loss arising during the period, net of tax benefit of $0, $0, $0 and $570, respectively	-	-	-	(902)
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $110, $110, $0 and $127, respectively	163	163	-	199
Fair market value adjustment of interest rate swap, net of tax benefit of $0, $95, $75 and $187, respectively	-	(143)	(113)	(282)
Reclassification adjustment on interest rate swap included in interest expense, net of tax effect of $0, $25, $19 and $57, respectively	-	38	28	87
Reclassification adjustment related to interest rate swap de-designation, net of tax effect of $0, $63, $0 and $0, respectively	-	96	-	-

Other comprehensive income (loss)	163	154	(85)	(898)

Comprehensive income	14,415	29,032	10,627	21,774

Comprehensive loss attributable to noncontrolling interests	(120)	(282)	(159)	(453)

Comprehensive income attributable to The Marcus Corporation	$14,535	$29,314	$10,786	$22,227

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	39 Weeks Ended
(in thousands)	September 29, 2016	September 24, 2015

OPERATING ACTIVITIES:
Net earnings	$28,878	$22,672
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses (earnings) on investments in joint ventures	(270)	121
Distributions from joint ventures	414	93
Loss on disposition of property, equipment and other assets	478	564
Impairment charge	─	2,919
Amortization of favorable lease right	250	250
Depreciation and amortization	31,025	29,931
Amortization of debt issuance fees	226	329
Stock compensation expense	1,358	1,171
Deferred income taxes	6,461	5,527
Deferred compensation and other	526	613
Contribution of the Company’s stock to savings and profit-sharing plan	905	888
Changes in operating assets and liabilities:
Accounts and notes receivable	(2,090)	(8,354)
Other current assets	(1,041)	(714)
Accounts payable	(6,592)	(9,994)
Income taxes	(7,329)	3,004
Taxes other than income taxes	(2,682)	(2,101)
Accrued compensation	3,147	(1,756)
Other accrued liabilities	(8,823)	(3,997)
Total adjustments	15,963	18,494
Net cash provided by operating activities	44,841	41,166

INVESTING ACTIVITIES:
Capital expenditures	(58,084)	(59,076)
Proceeds from disposals of property, equipment and other assets	594	1,293
Decrease in restricted cash	12,479	143
Decrease in other assets	3,686	846
Purchase of interest in joint venture	─	(1,600)
Sale of interest in joint venture	1,000	─
Net cash used in investing activities	(40,325)	(58,394)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facilities	250,188	167,000
Repayment of borrowings on revolving credit facilities	(191,188)	(150,000)
Principal payments on debt	(51,863)	(6,323)
Debt issuance fees	(491)	─
Equity transactions:
Treasury stock transactions, except for stock options	(6,053)	(871)
Exercise of stock options	3,553	2,158
Dividends paid	(9,016)	(8,152)
Distributions to noncontrolling interest	(448)	(505)
Net cash provided by (used in) financing activities	(5,318)	3,307

Net decrease in cash and cash equivalents	(802)	(13,921)
Cash and cash equivalents at beginning of period	6,672	18,684
Cash and cash equivalents at end of period	$5,870	$4,763

Supplemental Information:
Interest paid, net of amounts capitalized	$6,772	$6,698
Income taxes paid	19,107	12,846
Change in accounts payable for additions to property and equipment	(1,930)	(494)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 29, 2016

1. General

Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the transition period ended December 31, 2015, contained in the Company’s Transition Report on Form 10-K, for a description of the Company’s accounting policies.

Basis of Presentation - The unaudited consolidated financial statements for the 39 weeks ended September 29, 2016 and September 24, 2015 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at September 29, 2016, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Transition Report on Form 10-K for the transition period ended December 31, 2015.

Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $10,537,000 and $31,214,000 for the 13 and 39 weeks ended September 29, 2016, respectively, and $10,353,000 and $29,955,000 for the 13 and 39 weeks ended September 24, 2015, respectively.

Long-Lived Assets - The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. For the purposes of determining fair value, defined as the amount at which an asset or group of assets could be bought or sold in a current transaction between willing parties, the Company utilizes currently available market valuations of similar assets in its respective industries, often expressed as a given multiple of operating cash flow. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of September 29, 2016 and December 31, 2015 and determined that there was no impact on the Company’s results of operations. During the 39 weeks ended September 24, 2015, the Company determined that indicators of impairment were evident at a specific hotel location and that the sum of the estimated undiscounted future cash flows attributable to this asset was less than its carrying amount. As such, the Company evaluated the ongoing value of this asset and determined that the fair value, measured using Level 3 pricing inputs (estimated cash flows including estimated sales proceeds), was less than its carrying value and recorded a $2,600,000 impairment loss. Additionally, during the 39 weeks ended September 24, 2015, there was an impairment triggering event related to several assets at closed theatres. The Company determined that the fair value of these theatres, measured using Level 3 pricing inputs (estimated sales proceeds based on comparable sales), was less than their carrying values, and recorded pre-tax impairment losses of $319,000 during the 39 weeks ended September 24, 2015.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	Swap Agreements	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at December 31, 2015	$9	$(11)	$(5,219)	$(5,221)
Amortization of the net actuarial loss and prior service credit	-	-	163	163
Other comprehensive loss before reclassifications	(143)	-	-	(143)
Amounts reclassified from accumulated other comprehensive loss (1)	134	-	-	134
Net other comprehensive income (loss)	(9)	-	163	154
Balance at September 29, 2016	$-	$(11)	$(5,056)	$(5,067)

	Swap Agreements	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at December 25, 2014	$116	$(11)	$(4,580)	$(4,475)
Amortization of the net actuarial loss and prior service credit	-	-	199	199
Other comprehensive loss before reclassifications	(282)	-	(902)	(1,184)
Amounts reclassified from accumulated other comprehensive loss (1)	87	-	-	87
Net other comprehensive loss	(195)	-	(703)	(898)
Balance at September 24, 2015	$(79)	$(11)	$(5,283)	$(5,373)

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended September 29, 2016	13 Weeks Ended September 24, 2015	39 Weeks Ended September 29, 2016	39 Weeks Ended September 24, 2015
	(in thousands, except per share data)
Numerator:
Net earnings attributable to
The Marcus Corporation	$14,372	$10,871	$29,160	$23,125
Denominator:
Denominator for basic EPS	27,574	27,588	27,522	27,523
Effect of dilutive employee stock options	427	310	343	318
Denominator for diluted EPS	28,001	27,898	27,865	27,841
Net earnings per share - basic:
Common Stock	$0.54	$0.41	$1.09	$0.87
Class B Common Stock	$0.49	$0.37	$0.99	$0.78
Net earnings per share - diluted:
Common Stock	$0.51	$0.39	$1.05	$0.83
Class B Common Stock	$0.48	$0.37	$0.98	$0.78

Equity – Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interests for the 39 weeks ended September 29, 2016 and September 24, 2015 was as follows:

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at December 31, 2015	$363,352	$2,346
Net earnings attributable to The Marcus Corporation	29,160	–
Net loss attributable to noncontrolling interests	–	(282)
Distributions to noncontrolling interests	–	(448)
Cash dividends	(9,016)	–
Exercise of stock options	3,553	–
Treasury stock transactions, except for stock options	(5,148)	–
Share-based compensation	1,358	–
Other	39	–
Other comprehensive income, net of tax	154	–
Balance at September 29, 2016	$383,452	$1,616

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at December 25, 2014	$340,170	$2,727
Net earnings attributable to The Marcus Corporation	23,125	–
Net loss attributable to noncontrolling interests	–	(453)
Distributions to noncontrolling interests	–	(505)
Cash dividends	(8,152)	–
Exercise of stock options	2,158	–
Treasury stock transactions, except for stock options	17	–
Share-based compensation	1,171	–
Other	196	–
Other comprehensive loss, net of tax	(898)	–
Balance at September 24, 2015	$357,787	$1,769

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At September 29, 2016 and December 31, 2015, the Company’s $70,000 of available for sale securities were valued using Level 1 pricing inputs and were included in other current assets. As of September 29, 2016, the Company’s $1,659,000 of trading securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At September 29, 2016 and December 31, 2015, respectively, the $88,000 liability (included in deferred compensation and other) and the $16,000 asset (included in other long-term assets) related to the Company’s interest rate swap contract was valued using Level 2 pricing inputs.

Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At September 29, 2016 and December 31, 2015, none of the Company’s fair value measurements were valued using Level 3 pricing inputs.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended September 29, 2016	13 Weeks Ended September 24, 2015	39 Weeks Ended September 29, 2016	39 Weeks Ended September 24, 2015
	(in thousands)
Service cost	$216	$197	$648	$553
Interest cost	351	328	1,055	955
Net amortization of prior service cost and actuarial loss	91	90	273	256
Net periodic pension cost	$658	$615	$1,976	$1,764

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new standard is effective for the Company beginning in fiscal 2018, with early adoption permitted. The standard must be applied using a retrospective transition method for each period presented. The Company is evaluating the effect that the guidance will have on its consolidated financial statements and related disclosures.

The Company elected to early adopt ASU No. 2016-09, Compensation – Sock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, during the 13 weeks ended September 29, 2016, which required reflection of any adjustments as of January 1, 2016. The primary impact of the adoption was the recognition of excess tax benefits as a reduction to the provision for income taxes for all periods reported in fiscal 2016. Additional amendments to ASU No. 2016-09 which related to income taxes and minimum statutory withholding tax requirements, had no impact to retained earnings, where the cumulative effect of these changes are required to be recorded. Additionally, the Company also elected to continue estimating forfeitures when determining the amount of compensation costs to be recognized each period. The presentation requirements for cash flows related to excess tax benefits were applied on a prospective basis, and therefore prior years have not been restated. The presentation requirement for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in the consolidated statements of cash flows. The adoption of ASU No. 2016-09 did not have a material effect on the Company’s consolidated financial statements or related disclosures.

On January 1, 2016, the Company adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30), which requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, and requires the amortization of the costs be reported as interest expense. The new guidance was applied on a retrospective basis to all prior periods. Accordingly, $404,000 of debt issuance costs, previously included within other long-term assets, have been reclassified as a reduction of long-term debt on the December 31, 2015 consolidated balance sheet, and $110,000 and $329,000, respectively, of amortization of debt issuance costs, previously included in depreciation and amortization expense, have been reclassified to interest expense in the consolidated statements of earnings for the 13 and 39 weeks ended September 24, 2015.

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

2. Long-Term Debt

On June 16, 2016, the Company replaced its existing credit agreement, consisting of a $37,188,000 term loan and a $175,000,000 revolving credit facility, with a new five-year $225,000,000 credit agreement that expires on June 16, 2021. There were borrowings of $89,000,000 outstanding on the new revolving credit facility bearing interest at LIBOR plus a margin which adjusts based on the Company’s borrowing levels, effectively 1.64%, at September 29, 2016. The revolving credit facility requires an annual facility fee of 0.15% to 0.25% of the total commitment, depending on the Company’s consolidated debt to total capitalization ratio, as defined in the credit agreement.

The Company’s loan agreements include, among other covenants, maintenance of certain financial ratios, including a debt-to-capitalization ratio and a fixed charge coverage ratio. The Company is in compliance with all financial debt covenants at September 29, 2016.

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into an interest rate swap agreement on February 28, 2013 covering $25,000,000 of floating rate debt, which expires January 22, 2018, and requires the Company to pay interest at a defined rate of 0.96% while receiving interest at a defined variable rate of one-month LIBOR (0.56% at September 29, 2016). The notional amount of the swap is $25,000,000. The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company’s interest rate swap agreement was considered effective and qualified as a cash flow hedge from inception through June 16, 2016, at which time the derivative was undesignated and the balance in accumulated other comprehensive loss of $159,000 ($96,000 net of tax) was reclassified into interest expense. As of June 16, 2016, the swap was considered ineffective for accounting purposes and the change in fair value of the swap of $88,000 and $71,000 during the 13 and 39 weeks ended September 29, 2016, respectively, was recorded as a reduction to interest expense. The Company does not expect the interest rate swap to have a material effect on earnings within the next 12 months.

3. Capital Lease Obligation

During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of September 29, 2016, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in furniture, fixtures and equipment is $45,510,000 related to the digital systems as of September 29, 2016 and December 31, 2015, which is being amortized over the remaining estimated useful life of the assets. Accumulated amortization of the digital systems was $26,750,000 and $22,118,000 as of September 29, 2016 and December 31, 2015, respectively.

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

The Company’s capital lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company’s expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $5,452,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

4. Income Taxes

The Company’s effective income tax rate, adjusted for losses from noncontrolling interests, for the 13 and 39 weeks ended September 29, 2016 was 37.7% and 38.5%, respectively, and was 38.5% for the 13 and 39 weeks ended September 24, 2015. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in its income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners.

5. Related Party Transaction

During the 13 weeks ended September 29, 2016, the Company received $4,093,000 from certain Marcus family trusts, representing the reimbursement of premiums paid on split dollar life insurance policies pursuant to existing agreements with the trusts. The remaining $10,131,000 of premiums paid under a separate split dollar life insurance policy pursuant to an agreement with a family trust is included in other (long-term) assets of September 29, 2016.

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

Following is a summary of business segment information for the 13 and 39 weeks ended September 29, 2016 and September 24, 2015 (in thousands):

13 Weeks Ended September 29, 2016	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$81,921	$62,613	$161	$144,695
Operating income (loss)	18,095	10,614	(4,026)	24,683
Depreciation and amortization	6,228	4,158	88	10,474

13 Weeks Ended September 24, 2015	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$68,919	$64,839	$136	$133,894
Operating income (loss)	12,309	11,266	(3,764)	19,811
Depreciation and amortization	5,696	4,554	92	10,342

39 Weeks Ended September 29, 2016	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$238,837	$165,880	$400	$405,117
Operating income (loss)	51,530	15,073	(12,313)	54,290
Depreciation and amortization	18,175	12,582	268	31,025

39 Weeks Ended September 24, 2015	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$221,358	$168,606	$415	$390,379
Operating income (loss)	44,835	10,150	(9,939)	45,046
Depreciation and amortization	16,272	13,386	273	29,931

THE MARCUS CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division, as well as other industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (2) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (3) the effects on our occupancy and room rates of the relative industry supply of available rooms at comparable lodging facilities in our markets; (4) the effects of competitive conditions in our markets; (5) our ability to achieve expected benefits and performance from our strategic initiatives and acquisitions; (6) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, impairment losses, and preopening and start-up costs due to the capital intensive nature of our businesses; (7) the effects of adverse weather conditions, particularly during the winter in the Midwest and in our other markets; (8) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; and (9) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States or other incidents of violence in public venues, such as hotels and movie theatres. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

General

As a result of a recent change in our fiscal year, we now report our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in December. Fiscal 2016 is a 52-week year beginning on January 1, 2016 and ending on December 29, 2016. In this Form 10-Q and during the remainder of fiscal 2016, we will compare financial results to comparable periods from a prior year that we refer to as “fiscal 2015C.” Fiscal 2015C consists of the 53-week period beginning December 26, 2014 and ended on December 31, 2015.

We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The third quarter of fiscal 2016 consisted of the 13-week period beginning July 1, 2016 and ended on September 29, 2016. The third quarter of fiscal 2015C consisted of the 13-week period beginning on June 26, 2015 and ended on September 24, 2015. The first three quarters of fiscal 2016 consisted of the 39-week period beginning January 1, 2016 and ended on September 29, 2016. The first three quarters of fiscal 2015C consisted of the 39-week period beginning on December 26, 2014 and ended on September 24, 2015. The fourth quarter of fiscal 2016 will consist of the 13-week period beginning September 30, 2016 and ending on December 29, 2016. The fourth quarter of fiscal 2015C benefited from an additional week of operations and consisted of the 14-week period beginning on September 25, 2015 and ended on December 31, 2015. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the third quarter and first three quarters of fiscal 2016 and fiscal 2015C (in millions, except for per share and variance percentage data):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2016	F2015C	Amt.	Pct.	F2016	F2015C	Amt.	Pct.
Revenues	$144.7	$133.9	$10.8	8.1%	$405.1	$390.4	$14.7	3.8%
Operating income	24.7	19.8	4.9	24.6%	54.3	45.0	9.3	20.5%
Other income (expense)	(1.7)	(2.3)	0.6	25.3%	(7.2)	(7.9)	0.7	8.8%
Net loss attributable to noncontrolling interests	(0.1)	(0.1)	-	-	(0.3)	(0.5)	0.2	37.7%
Net earnings attributable to The Marcus Corp.	$14.4	$10.9	$3.5	32.2%	$29.2	$23.1	$6.1	26.1%
Net earnings per common share – diluted:	$0.51	$0.39	$0.12	30.8%	$1.05	$0.83	$0.22	26.5%

Revenues increased during the third quarter and first three quarters of fiscal 2016 compared to the third quarter and first three quarters of fiscal 2015C due to increased revenues from our theatre division, partially offset by a slight decrease in revenues from our hotels and resorts division. Operating income (earnings before other income/expense and income taxes) and net earnings attributable to The Marcus Corporation increased during the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015C due to improved operating results from our theatre division, partially offset by a slight decrease in operating income from our hotels and resorts division. Operating income and net earnings attributable to The Marcus Corporation increased during the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015C due to improved operating results from both our theatre and hotels and resorts divisions.

Operating results from our theatre division during the third quarter and first three quarters of fiscal 2016 were favorably impacted by a stronger slate of movies, increased attendance and average ticket price resulting from positive customer response to our recent investments and pricing strategies, and increased concession revenues per person compared to the third quarter and first three quarters of fiscal 2015C. Comparisons of operating results from our hotels and resorts division during the third quarter and first three quarters of fiscal 2016 to the third quarter and first three quarters of fiscal 2015C were unfavorably impacted by the fact that last year’s results included a hotel that has since been sold. Operating results from our hotels and resorts division during the third quarter of fiscal 2016 were also negatively impacted by reduced food and beverage revenues compared to the third quarter of fiscal 2015C, partially offset by increased revenue per available room for comparable hotels. Operating results from our hotels and resorts division during the first three quarters of fiscal 2016 were favorably impacted by strong cost controls and increased revenue per available room for comparable hotels during the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015C. Comparisons to operating income for our hotels and resorts division during the first three quarters of fiscal 2016 were also favorably impacted by the fact that operating income during the first three quarters of fiscal 2015C included a $2.6 million impairment charge related to one specific hotel.

Operating losses from our corporate items, which include amounts not allocable to the business segments, increased during the third quarter and first three quarters of fiscal 2016 compared to the third quarter and first three quarters of fiscal 2015C due in part to increased incentive compensation expense as a result of our strong operating performance during the fiscal 2016 periods. Operating losses from our corporate items also increased during the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015C primarily due to the fact that the prior year period was favorably impacted by the reimbursement of approximately $1.4 million of costs previously expensed related to a mixed-use retail development known as The Corners of Brookfield.

We did not have any significant variations in investment income or gains/losses on disposition of property, equipment and other assets during the third quarter and first three quarters of fiscal 2016 compared to the third quarter and first three quarters of fiscal 2015C. The timing of periodic sales and disposals of our property and equipment, including the disposal of old theatre seats and other items in conjunction with our theatre renovations, may vary from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment.

Our interest expense totaled $2.1 million and $7.0 million for the third quarter and first three quarters of fiscal 2016, respectively, compared to $2.5 million and $7.4 million, respectively, for the third quarter and first three quarters of fiscal 2015C, a decrease of approximately $400,000 during each respective period. The decrease in interest expense during the fiscal 2016 periods was due primarily to a lower average interest rate, as certain principal payments we made on our fixed rate senior notes during the second quarter of fiscal 2016 were funded by borrowings on our revolving credit facility, which has a lower associated interest rate. A small decrease in our total borrowings during the fiscal 2016 periods compared to the comparable fiscal 2015C periods also contributed to the decrease in interest expense during the fiscal 2016 periods. Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact our actual reported interest expense in future periods, as would changes in the mix between long-term fixed rate debt and short-term variable rate debt in our debt portfolio.

Net equity earnings (losses) from unconsolidated joint ventures totaled $161,000 and $270,000 for the third quarter and first three quarters of fiscal 2016, respectively, compared to $2,000 and $(121,000), respectively, during the third quarter and first three quarters of fiscal 2015C. Improved operating results from our two hotel joint ventures during the fiscal 2016 periods contributed to the increases in net equity earnings from unconsolidated joint ventures.

We reported income tax expense for the third quarter and first three quarters of fiscal 2016 of $8.7 million and $18.2 million, respectively, compared to $6.8 million and $14.5 million, respectively, during the third quarter and first three quarters of fiscal 2015C. The increase in income tax expense was the result of increased earnings during the fiscal 2016 periods. Our effective income tax rate, after adjusting for losses from noncontrolling interests that are not tax-effected because the entities involved are tax pass-through entities, was 38.5% during the first three quarters of both fiscal 2016 and fiscal 2015C. As of the date of this report, we anticipate that our effective income tax rate for the remaining quarter of fiscal 2016 will remain close to our historical 38-40% average, excluding any changes in our liability for unrecognized tax benefits or potential changes in federal and state income tax rates. Our actual fiscal 2016 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

The operating results of two majority-owned hotels, The Skirvin Hilton and The Lincoln Marriott Cornhusker Hotel, are included in the hotels and resorts division revenue and operating income, and the after-tax net earnings or loss attributable to noncontrolling interests in these hotels is deducted from or added to net earnings on the consolidated statements of earnings. We reported net losses attributable to noncontrolling interests of $120,000 and $282,000 during the third quarter and first three quarters of fiscal 2016, respectively, compared to net losses of $159,000 and $453,000, respectively, during the third quarter and first three quarters of fiscal 2015C.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the third quarter and first three quarters of fiscal 2016 and fiscal 2015C (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2016	F2015C	Amt.	Pct.	F2016	F2015C	Amt.	Pct.
Revenues	$81.9	$68.9	$13.0	18.9%	$238.8	$221.4	$17.4	7.9%
Operating income	18.1	12.3	5.8	47.0%	51.5	44.8	6.7	14.9%
Operating margin (% of revenues)	22.1%	17.9%			21.6%	20.3%

Our theatre division revenues, operating income and operating margin increased during the third quarter and first three quarters of fiscal 2016 due primarily to increases in our attendance, average ticket price and average concession revenues per person compared to the third quarter and first three quarters of fiscal 2015C, resulting in increased box office receipts and concession revenues. Our theatre division also has an active cost savings initiative (CSI) in place pursuant to which the division has targeted cost savings in excess of $2 million during fiscal 2016. Significant progress towards achievement of this CSI target, which includes improvements in theatre labor efficiencies, as well as various other operational and administrative cost items, further improved our already strong operating margins during the fiscal 2016 periods. We expect to meet our CSI targeted costs savings during fiscal 2016.

The following table provides a further breakdown of the components of revenues for the theatre division for the third quarter and first three quarters of fiscal 2016 and fiscal 2015C (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2016	F2015C	Amt.	Pct.	F2016	F2015C	Amt.	Pct.
Box office receipts	$46.9	$39.1	$7.8	19.8%	$137.8	$127.5	$10.3	8.1%
Concession revenues	30.3	26.0	4.3	16.3%	88.6	82.7	5.9	7.2%
Other revenues	4.7	3.8	0.9	27.5%	12.4	11.2	1.2	11.1%
Total revenues	$81.9	$68.9	$13.0	18.9%	$238.8	$221.4	$17.4	7.9%

According to data received from Rentrak (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2016 third quarter and first three quarters results, United States box office receipts increased 9.3% and 1.9%, respectively, during our fiscal 2016 third quarter and first three quarters when compared to the same weeks included in our fiscal 2015C, indicating that our box office receipts in the third quarter and first three quarters of fiscal 2016 outperformed the industry by 10.5 and 6.2 percentage points, respectively. If we compare our fiscal 2016 third quarter box office receipts to the weeks in fiscal 2015C that more closely align to this fiscal year on the calendar (the 13 weeks beginning July 3, 2015 and ended on October 1, 2015), our box office receipts increased 25.2% over the prior year compared to 14.7% for United States box office receipts, a favorable difference of 10.5 percentage points. If we compare our fiscal 2016 first three quarters box office receipts to the weeks in fiscal 2015C that more closely align to this fiscal year on the calendar (the 39 weeks beginning January 2, 2015 and ended on October 1, 2015), our box office receipts increased 11.5% over the prior year compared to 4.6% for United States box office receipts, a favorable difference of 6.9 percentage points.

We have now outperformed the industry average during 11 of the last 12 quarters that we have reported (including during the five-week final period of our transition period ended December 31, 2015). We believe our continued outperformance compared to the industry average is attributable to the investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies, including our $5 Tuesday promotion and our customer loyalty program.

Our average ticket price increased 4.2% and 4.6%, respectively, during the third quarter and first three quarters of fiscal 2016 compared to the third quarter and first three quarters of fiscal 2015C. The increase was partially attributable to modest price increases we implemented in January 2016. In addition, the fact that we have increased our number of premium large format (PLF) screens, with a corresponding price premium, also contributed to our increased average ticket price during the third quarter and first three quarters of fiscal 2016. The percentage of our total box office receipts attributable to 3D presentations also increased slightly during the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015C, due primarily to a small increase in the quantity and quality of 3D films released in fiscal 2016 to date, contributing to our higher average ticket price. Conversely, we believe that a change in film product mix had a negative impact on our average ticket price during the first three quarters of fiscal 2016, as two of our top three films for the first three quarters were animated or family-oriented movies (resulting in a higher percentage of lower-priced children’s tickets sold, compared to more adult-oriented and PG-13 and R-rated films that typically result in a higher average ticket price), compared to no films in that genre among our top three films during the first three quarters of fiscal 2015C. The increase in average ticket price contributed approximately $1.7 million and $5.5 million, respectively, to box office receipts during the third quarter and first three quarters of fiscal 2016, accounting for approximately 22% and 53%, respectively, of the increase in our box office receipts during the third quarter and first three quarters of fiscal 2016 compared to the third quarter and first three quarters of fiscal 2015C.

Our concession revenues increased during the third quarter and first three quarters of fiscal 2016 compared to the third quarter and first three quarters of fiscal 2015C due to increased attendance at comparable theatres and an increase in our average concession revenues per person. Our average concession revenues per person increased 1.4% and 3.8%, respectively, during the third quarter and first three quarters of fiscal 2016 compared to the third quarter and first three quarters of fiscal 2015C. The increase in our average concession revenues per person contributed approximately $400,000 and $3.0 million, respectively, to concession revenues during the third quarter and first three quarters of fiscal 2016, accounting for approximately 9% and 51%, respectively, of the increase in our concession revenues during the third quarter and first three quarters of fiscal 2016 compared to the third quarter and first three quarters of fiscal 2015C.

A change in concession product mix, including increased sales of non-traditional food and beverage items from our increased number of Take FiveSM Lounge, Zaffiro’s® Express and Reel Sizzle® outlets, was the primary reason for our increased average concession sales per person during the third quarter and first three quarters of fiscal 2016 compared to the third quarter and first three quarters of fiscal 2015C. Conversely, we believe that the previously described change in film product mix during the first three quarters of fiscal 2016 slowed the growth of our average concession sales per person, as animated and family-oriented films tend not to contribute to sales of non-traditional food and beverage items as much as adult-oriented films.

Other revenues increased during the third quarter and first three quarters of fiscal 2016 compared to the third quarter and first three quarters of fiscal 2015C, due primarily to an increase in internet surcharge ticketing fees and an increase in pre-show advertising income. Our agreement with our current advertising provider, Screenvision, includes a provision for a one-time incentive payment if a defined cumulative attendance milestone is reached within a defined time period. Based upon our attendance projections as of the date of this report, we expect to reach this attendance milestone and receive this one-time payment during our fiscal 2016 fourth quarter. In such case, our operating results for the fourth quarter of fiscal 2016 would be positively impacted by this approximately $3.3 million one-time payment.

Comparable theatre attendance increased 14.7% and 3.0%, respectively, during the third quarter and first three quarters of fiscal 2016 compared to the third quarter and first three quarters of fiscal 2015C, due primarily to a stronger film slate in the current year periods. We believe that a combination of several other factors also contributed to this increase in attendance and our above-described industry outperformance. In addition to the $5 Tuesday promotion that continued to perform well, we believe our fiscal 2016 third quarter and first three quarters attendance was favorably impacted by increased attendance at theatres that have added our spacious new DreamLoungerSM electric all-recliner seating, our proprietary UltraScreen DLX® and SuperScreen DLXSM PLF screens and our unique food and beverage outlets described above. We also believe that we benefitted from our customer loyalty program, which now has over 1.6 million members.

Box office receipts increased during 10 of the 13 weeks of the third quarter of fiscal 2016, with the greatest increase in attendance occurring during July and the first half of August. Although attendance did increase during September 2016 compared to September 2015, historically, the second half of August and the month of September have comprised one of the weakest periods for movie-going, as students return to school and the quality of films released tends to weaken. In addition, the Olympics likely had some negative impact on movie-going during the third quarter of fiscal 2016, as television viewing tends to increase during the two weeks of events. For the first three quarters of fiscal 2016, the increase in attendance occurred despite the fact that the first three quarters of fiscal 2015C included the week between Christmas and New Year’s Eve, traditionally one of the busiest weeks of the year.

Our highest grossing films during the third quarter of fiscal 2016 included The Secret Life of Pets, Suicide Squad, Finding Dory, Jason Bourne and Star Trek Beyond. The film slate during the third quarters of fiscal 2016 and fiscal 2015C were weighted equally towards strong blockbuster movies, as evidenced by the fact that our top five films during our fiscal 2016 and fiscal 2015C third quarters each accounted for 42% of our total box office results, both expressed as a percentage of our total box office receipts for the period. Our film rental costs, expressed as a percentage of our total box office receipts for the applicable period, decreased slightly during the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015C and were unchanged during the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015C.

Film product for the fourth quarter of fiscal 2016 has, through the date of this report, produced box office results slightly higher than the same period of fiscal 2015C, and we believe we have continued to outperform the industry during this period. Top performing films during this period have included The Girl on the Train, The Accountant, Madea Halloween, Inferno, Doctor Strange and Trolls. Films scheduled to be released during the traditionally busy Thanksgiving to Christmas period include the Harry Potter prequel Fantastic Beasts and Where to Find Them, Disney’s next animated film Moana, Collateral Beauty, La La Land, the highly anticipated Rogue One: A Star Wars Story, Sing, Passengers and Assassin’s Creed. We believe comparisons to films released during the fourth quarter of fiscal 2015C (which included the highest grossing film of all time – Star Wars: The Force Awakens) may be challenging, but we are hopeful that this year’s film product will perform well.

In addition, comparisons to our fiscal 2015C fourth quarter will be negatively impacted by the fact that we had a 53rd week of operations during fiscal 2015C. Comparing the weeks included during the fourth quarter of fiscal 2016 to the weeks included during the fourth quarter of fiscal 2015C, the additional week of operations during fiscal 2015C consisted of five days at the end of September 2015 and the last two days of December 2015, including New Year’s Eve. Historically, September is not a particularly strong month at the box office, but the last two days in December fall among one of the busiest movie-going weeks of the year – the week between Christmas and New Year’s Day. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We ended the first three quarters of fiscal 2016 with a total of 659 company-owned screens in 51 theatres and 11 managed screens in two theatres, compared to 664 company-owned screens in 52 theatres and 11 managed screens in two theatres at the end of the first three quarters of fiscal 2015C. We closed one six-screen budget-oriented theatre during the third quarter of fiscal 2015C and one seven-screen budget-oriented theatre during the fourth quarter of fiscal 2015C. We also opened two new UltraScreen DLX auditoriums at an existing theatre in Minnesota in February 2016. We converted five more theatres to all-DreamLounger recliner seating during March and April 2016 and converted two additional theatres in October 2016, increasing our percentage of auditoriums with recliner seating to 48% - a percentage we believe to be the highest among the top chains in the United States. We opened one new Zaffiro’s Express and two new Reel Sizzle lobby dining outlets during the second quarter of fiscal 2016, two new Zaffiro’s Express and one Take Five Lounge outlets during the third quarter of fiscal 2016, and we expect to open three new Zaffiro’s Express and two new Reel Sizzle outlets during the fourth quarter of fiscal 2016 (including the Country Club Hills Cinema described below). We also completed conversion of one UltraScreen to an UltraScreen DLX during October 2016 and are in the process of converting three additional screens to SuperScreen DLX auditoriums at two existing theatres. Two new screens are currently under construction at our Marcus Palace Cinema in Sun Prairie, Wisconsin, and we expect the screens to open in late November 2016.

In April 2016, we purchased a closed 16-screen theatre in Country Club Hills, Illinois, which is now our sixth theatre in the greater Chicago area, building on our strong presence in the Chicago southern suburbs. The purchase was part of an Internal Revenue Code §1031 like-kind exchange in which the tax gain from our October 2015 sale of the real estate related to the Hotel Phillips was deferred by reinvesting the applicable proceeds in replacement real estate within a prescribed time period. We opened the newly renovated theatre early in the fourth quarter of fiscal 2016. The renovation added DreamLounger recliner seating to all auditoriums, added one UltraScreen DLX auditorium and two SuperScreen DLX auditoriums, as well as a Take Five Lounge and Reel Sizzle outlet. We have also commenced construction of a new 10-screen theatre in Shakopee, Minnesota and our first stand-alone all in-theatre dining location, which will be an eight-screen theatre in Greendale, Wisconsin. We also will consider additional acquisitions of existing theatres or theatre circuits when the right opportunities arise.

Hotels and Resorts

The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the third quarter and first three quarters of fiscal 2016 and fiscal 2015C (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2016	F2015C	Amt.	Pct.	F2016	F2015C	Amt.	Pct.
Revenues	$62.6	$64.8	$(2.2)	-3.4%	$165.9	$168.6	$(2.7)	-1.6%
Operating income	10.6	11.3	(0.7)	-5.8%	15.1	10.2	4.9	48.5%
Operating margin (% of revenues)	17.0%	17.4%			9.1%	6.0%

Hotels and resorts division revenues decreased 3.4% and 1.6% during the third quarter and first three quarters of fiscal 2016, respectively, compared to the third quarter and first three quarters of fiscal 2015C due to decreased food and beverage revenues at our existing company-owned hotels and the negative impact on total revenues resulting from our sale of the Hotel Phillips in October 2015, partially offset by increased room revenues at our remaining eight company-owned hotels. The fact that the first three quarters of fiscal 2015C included New Year’s Eve, which is historically a strong holiday for many of our hotels, particularly for our food and beverage outlets, and a lack of snow during the first quarter of fiscal 2016 which negatively impacted our ski operations at our Grand Geneva Resort & Spa, contributed to our reduced total revenues during the first three quarters of fiscal 2016. Conversely, our acquisition of the SafeHouse® restaurant in June 2015 favorably impacted hotels and resorts division food and beverage revenues during the first three quarters of fiscal 2016 as compared to the same period in fiscal 2015C. Excluding the SafeHouse and Hotel Phillips from both years, our comparable hotels and resorts revenues increased 0.3% and 2.1%, respectively, during the third quarter and first three quarters of fiscal 2016 compared to the third quarter and first three quarters of fiscal 2015C.

Hotels and resorts division operating income decreased by 5.8% during the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015C due primarily to decreased food and beverage revenues at our existing company-owned hotels and the negative impact on total operating income resulting from our sale of the Hotel Phillips in October 2015. Hotels and resorts division operating income increased by 48.5% during the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015C due primarily to strong cost controls and increased revenue per available room at our company-owned hotels. Our operating margin during the third quarter and first three quarters of fiscal 2016 was 17.0% and 9.1%, respectively, compared to operating margins of 17.4% and 6.0%, respectively, during the third quarter and first three quarters of fiscal 2015C. Comparisons to our fiscal 2015C first three quarters results benefited from the fact that, during the majority of the first half of fiscal 2015C, our AC Hotel Chicago Downtown was undergoing a major renovation and was operating without a brand. In addition, hotels and resorts division operating income during the fiscal 2015C periods was negatively impacted by a $2.6 million impairment charge related to one specific hotel. Excluding the SafeHouse and Hotel Phillips from both years, as well as the aforementioned impairment charge during fiscal 2015C, our comparable hotels and resorts division operating income decreased 1.9% and increased 28.7%, respectively, during the third quarter and first three quarters of fiscal 2016 compared to the third quarter and first three quarters of fiscal 2015C. Excluding these same items, our operating margin during the third quarter and first three quarters of fiscal 2016 was 17.4% and 9.6%, respectively, compared to operating margins of 17.8% and 7.6%, respectively, during the third quarter and first three quarters of fiscal 2015C.

The following table sets forth certain operating statistics for the third quarter and first three quarters of fiscal 2016 and fiscal 2015C, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	Third Quarter(1)				First Three Quarters(1)
			Variance				Variance
	F2016	F2015C	Amt.	Pct.	F2016	F2015C	Amt.	Pct.
Occupancy pct.	82.1%	82.1%	- pts	-%	75.8%	74.4%	1.4 pts	1.9%
ADR	$165.05	$160.79	$4.26	2.6%	$149.80	$145.84	$3.96	2.7%
RevPAR	$135.45	$131.92	$3.53	2.7%	$113.53	$108.55	$4.98	4.6%

(1)	These operating statistics represent averages of our eight distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at five of our eight company-owned properties during the third quarter of fiscal 2016 and six of our eight company-owned properties during the first three quarters of fiscal 2016 compared to the third quarter and first three quarters of fiscal 2015C. According to data received from Smith Travel Research and compiled by us in order to evaluate our results for the third quarter and first three quarters of fiscal 2016, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 2.3% and 2.4%, respectively, during our fiscal 2016 third quarter and first three quarters compared to our fiscal 2015C third quarter and first three quarters. In comparison, data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced an increase in RevPAR of 1.7% and 2.5%, respectively, during our fiscal 2016 third quarter and first three quarters.

We believe our RevPAR increases and outperformance of the industry during the third quarter and first three quarters of fiscal 2016 compared to the third quarter and first three quarters of fiscal 2015C were primarily the result of our continued emphasis on increasing our ADR, as described below. Reduced group business negatively impacted several of our hotels during the third quarter of fiscal 2016 and resulted in a corresponding reduction in food and beverage revenues during the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015C. Conversely, additional group and transient business during the first three quarters of fiscal 2016 contributed to our improved results for the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015C, as evidenced by our increase in occupancy percentage. Our company-owned hotels also experienced an increase in group room revenue bookings for future periods during the third quarter of fiscal 2016 compared to advanced group bookings during the third quarter of fiscal 2015C – something commonly referred to in the hotels and resorts industry as “group pace.”

Our ADR increases in the current year periods were the direct result of a strategy at several hotels to emphasize rate, occasionally at the expense of occupancy. However, reduced group business during the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015C resulted in only four of our eight company-owned hotels reporting increased ADR during the fiscal 2016 third quarter, as we increased the number of rooms occupied at discounted rates. Conversely, the additional group business at several of our hotels during the first three quarters of fiscal 2016 allowed us to increase rates for the remaining available rooms and reduce the number of rooms occupied at discounted rates. As a result, six of our eight company-owned and operated hotels reported increased ADR during the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015C.

We completed a renovation of The Skirvin Hilton hotel in Oklahoma City, Oklahoma, which included all of the guest rooms and key public spaces, during the third quarter of fiscal 2016. Operating results at this hotel were negatively impacted by the disruption during the renovation. The AC Hotel Chicago Downtown is now in its second year of operation and achieved increased operating performance during the third quarter and first three quarters of fiscal 2016 compared to the third quarter and first three quarters of fiscal 2015C. We recently began construction on a project that will add 29 spacious, all-season villas to the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin. This multi-million dollar investment is designed to enhance the resort experience for travelers who want expanded, upscale accommodations and will increase our total combined units at this top Midwest destination property to more than 600 (including the Timber Ridge Lodge) when the Villas open in mid-2017.

Whether the current relatively positive trends in the hotel industry as a whole continue depends in large part on the economic environment in which we operate, as hotel revenues have historically tracked very closely with traditional macroeconomic statistics, such as the Gross Domestic Product. We also continue to monitor hotel supply in our markets, as increased supply without a corresponding increase in demand may have a negative impact on our results.

Comparisons to our fiscal 2015C fourth quarter will be negatively impacted by the fact that we had a 53rd week of operations during fiscal 2015C. Comparing the weeks included during the fourth quarter of fiscal 2016 to the weeks included during the fourth quarter of fiscal 2015C, the additional week of operations during fiscal 2015C consisted of five days at the end of September 2015 and the last two days of December 2015, including New Year’s Eve. Historically, September is a strong month for our hotels and resorts division and New Year’s Eve is a particularly strong day, especially for our food and beverage revenues.

We also expect to continue to explore opportunities to monetize selected existing company-owned hotels. We will consider many factors as we actively review opportunities to execute this strategy, including income tax considerations, the ability to retain management, pricing and individual market considerations. Conversely, we have a number of additional potential growth opportunities that we are currently evaluating. The timing and nature of the opportunities may vary and include pure management contracts, management contracts with equity, and joint venture investments. Both of these strategies may take time to execute and are generally dependent upon a favorable hotel transactional market, over which we have no control.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our movie theatre and hotels and resorts divisions each generate significant and consistent daily amounts of cash, subject to previously-noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $136 million of unused credit lines as of the end of our fiscal 2016 third quarter, will be adequate to support the ongoing operational liquidity needs of our businesses during the next 12 months.

On June 16, 2016, we replaced our then existing credit agreement, consisting of a $37 million term loan and a $175 million revolving credit facility, by entering into a new five-year, $225 million credit agreement among us and several banks, including JPMorgan Chase Bank, N.A., as Administrative Agent, and U.S. Bank National Association, as Syndication Agent (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility that matures on June 16, 2021 with an initial maximum aggregate amount of availability of $225 million. Availability under the revolving credit facility is reduced by outstanding commercial paper borrowings (none as of September 29, 2016) and outstanding letters of credit ($3.4 million as of September 29, 2016). We may request to increase the aggregate amount of the revolving credit facility and/or term loan commitments under the Credit Agreement, including by the addition of one or more tranches of term loans, by an aggregate amount of up to $75 million, subject to certain conditions, which include, among other things, the absence of any default or event of default under the Credit Agreement.

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

As of September 29, 2016, we were in compliance with the financial covenants set forth in the Credit Agreement. As of September 29, 2016, our consolidated debt to total capitalization ratio was 0.35 and our fixed charge coverage ratio was 7.4. We expect to be able to meet the financial covenants contained in the Credit Agreement during the remainder of fiscal 2016.

Financial Condition

Net cash provided by operating activities totaled $44.8 million during the first three quarters of fiscal 2016, compared to $41.2 million during the first three quarters of the fiscal 2015C. The increase of $3.6 million in net cash provided by operating activities was due primarily to increased net earnings and the favorable timing in the collection of accounts and notes receivable and payment of accounts payable and accrued compensation, partially offset by the unfavorable timing in the payment of income taxes and other accrued liabilities during the first three quarters of fiscal 2016.

Net cash used in investing activities during the first three quarters of fiscal 2016 totaled $40.3 million, compared to $58.4 million during the first three quarters of fiscal 2015C. The largest contributor to the decrease in net cash used in investing activities was a $12.5 million decrease in restricted cash during the first three quarters of fiscal 2016. When we sold the Hotel Phillips in October 2015, the majority of the cash proceeds were held by an intermediary in conjunction with an anticipated Internal Revenue Code §1031 like-kind exchange, whereby we planned to subsequently purchase other real estate in order to defer the related tax gain on the sale of the hotel. During the first three quarters of fiscal 2016, we successfully reinvested the proceeds in additional real estate within the prescribed time period and we received the cash held by the intermediary, thereby reducing restricted cash.

The decrease in net cash used in investing activities was also the result of a small decrease in capital expenditures, as well as our sale of an interest in a joint venture (related to the Hotel Zamora located in St. Pete Beach, Florida) during the first three quarters of fiscal 2016 and the purchase of an interest in a joint venture during the first three quarters of fiscal 2015C. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $58.1 million during the first three quarters of fiscal 2016 compared to $59.1 million during the first three quarters of fiscal 2015C. Approximately $17.1 million of our capital expenditures during the first three quarters of fiscal 2016 were related to real estate purchases and development costs for three new theatres, one of which opened during the fourth quarter of fiscal 2016 and two of which are currently under construction. Approximately $14.4 million of our capital expenditures during the first three quarters of fiscal 2015C were related to the development of a new theatre that opened in May 2015. We did not incur any significant acquisition-related capital expenditures during the first three quarters of fiscal 2016 or the first three quarters of fiscal 2015C.

Cash capital expenditures during the first three quarters of fiscal 2016 included approximately $49.5 million of capital expenditures incurred in our theatre division, including costs associated with several previously-described projects (including DreamLounger recliner seating additions, new UltraScreen DLX and SuperScreen DLX auditoriums and new Zaffiro’s Express, Take Five Lounge and Reel Sizzle outlets), as well as new theatre costs noted above. We also incurred capital expenditures in our hotels and resorts division during the first three quarters of fiscal 2016 of approximately $8.4 million, including costs associated with the renovation of the SafeHouse and The Skirvin Hilton. Cash capital expenditures during the first three quarters of fiscal 2015C included approximately $40.3 million of capital expenditures that we incurred in our theatre division, including costs associated with a new theatre in Sun Prairie, Wisconsin and various DreamLounger recliner seating additions, as well as new premium large format screens and Take Five Lounge and Zaffiro’s Express outlets. We also incurred capital expenditures in our hotels and resorts division during the first three quarters of fiscal 2015C of approximately $18.3 million, including costs associated with the renovation of the AC Hotel Chicago Downtown and our purchase of the SafeHouse.

Net cash used in financing activities during the first three quarters of fiscal 2016 totaled $5.3 million, compared to net cash provided by financing activities during the first three quarters of fiscal 2015C of $3.3 million. We used excess cash during both periods to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. In conjunction with the execution of our new Credit Agreement in June 2016, we also paid all outstanding borrowings under our old revolving credit facility and replaced them with borrowings under our new revolving credit facility. As a result, we added $250.2 million of new short-term borrowings and we made $191.2 million of repayments on short-term borrowings during the first three quarters of fiscal 2016 (net increase in borrowings on our credit facilities of $59.0 million) compared to $167.0 million of new short-term borrowings and $150.0 million of repayments on short-term borrowings made during the first three quarters of fiscal 2015C (net increase in borrowings on our credit facilities of $17.0 million). We made $51.9 million of principal payments on long-term debt during the first three quarters of fiscal 2016, including our repayment of a $37.2 million term loan from our prior credit agreement, compared to principal payments of $6.3 million during the first three quarters of fiscal 2015C. Our debt-to-capitalization ratio was 0.38 at September 29, 2016 and December 31, 2015.

We repurchased approximately 331,000 shares of our common stock for approximately $6.3 million in the open market or in conjunction with the exercise of stock options during the first three quarters of fiscal 2016, compared to 52,000 shares repurchased for approximately $1.0 million in conjunction with the exercise of stock options during the first three quarters of fiscal 2015C. As of September 29, 2016, approximately 2.9 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. We expect that we will execute any future repurchases on the open market or in privately-negotiated transactions, depending upon a number of factors, including prevailing market conditions.

Dividend payments during the first three quarters of fiscal 2016 totaled $9.0 million compared to dividend payments of $8.2 million during the first three quarters of fiscal 2015C. The increase in dividend payments was the result of a 10.5% increase in our regular quarterly dividend payment initiated during May 2015 and an additional 7.1% increase in our regular quarterly dividend payment initiated in March 2016. During the first three quarters of fiscal 2016, we made distributions to noncontrolling interests of $448,000, compared to $505,000 during the first three quarters of fiscal 2015C.

We believe our total capital expenditures for fiscal 2016 may approximate $75-80 million, barring any growth opportunities that could arise in the remaining months and depending upon the timing of payments on several of the various projects incurred by our two divisions. Some of the payments on projects undertaken during fiscal 2016 may carry over to fiscal 2017. The actual timing and extent of the implementation of all of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends, and the availability of attractive opportunities. We expect that our plans will continue to evolve and change in response to these and other factors.

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

PART II – OTHER INFORMATION

Item 1A.     Risk Factors

Risk factors relating to us are contained in Item 1A of our Transition Report on Form  10-K for the fiscal period ended December 31, 2015. No material change to such risk factors has occurred during the 39 weeks ended September 29, 2016.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were made in conjunction with the exercise of stock options and/or the purchase of shares in the open market and pursuant to the publicly announced repurchase authorization described below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 – July 28	15,466	$21.95	15,466	2,925,925
July 29 – August 25	984	22.55	984	2,924,941
August 26 – September 29	23,954	24.84	23,954	2,900,987
Total	40,404	$23.68	40,404	2,900,987

(1)	Through September 29, 2016, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of September 29, 2016, we had repurchased approximately 8.8 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 6.        Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from The Marcus Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: November 8, 2016	By:	/s/ Gregory S. Marcus
Gregory S. Marcus President and Chief Executive Officer

DATE: November 8, 2016	By:	/s/ Douglas A. Neis
Douglas A. Neis Chief Financial Officer and Treasurer

S-1