Form 10-K
period 2016-12-29
MARCUS CORP
filed 2017-03-14
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

The aggregate market value of the registrant’s common equity held by non-affiliates as of June 30, 2016 was approximately $377,639,170. This value includes all shares of the registrant’s common stock, except for treasury shares and shares beneficially owned by the registrant’s directors and executive officers listed in Part I below.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding at February 28, 2017 – 19,023,386

Class B common stock outstanding at February 28, 2017 – 8,696,301

Portions of the registrant’s definitive Proxy Statement for its 2017 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year, will be incorporated by reference into Part III to the extent indicated therein upon such filing.

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

As of December 29, 2016, our theatre operations included 68 movie theatres with 885 screens throughout Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota and Ohio, including two movie theatres with 11 screens in Wisconsin and Nebraska owned by third parties and managed by us. We also operate a family entertainment center, Funset Boulevard, that is adjacent to one of our theatres in Appleton, Wisconsin, and own the Ronnie’s Plaza retail outlet in St. Louis, Missouri, an 84,000 square foot retail center featuring 21 shops and other businesses to which we lease retail space. As of the date of this Annual Report, we are the 4th largest theatre circuit in the United States.

As of December 29, 2016, our hotels and resorts operations included eight wholly-owned or majority-owned and operated hotels and resorts in Wisconsin, Illinois, Nebraska and Oklahoma. We also managed 10 hotels, resorts and other properties for third parties in Wisconsin, California, Georgia, Minnesota, Nevada and Texas. As of December 29, 2016, we owned or managed approximately 4,992 hotel and resort rooms.

Both of these business segments are discussed in detail below. For information regarding the revenues, operating income or loss, assets and certain other financial information of these segments for the last three full fiscal years and for our Transition Period ended December 31, 2015, please see our Consolidated Financial Statements and the accompanying Note 12 in Part II below.

Fiscal Year

In October 2015, we elected to change our fiscal year from the last Thursday in May to the last Thursday in December. As a result, on March 15, 2016, we filed a Transition Report on Form 10-K for the transition period beginning on May 29, 2015 and ended December 31, 2015, which we refer to in this Annual Report as the “Transition Period.” We refer in this Annual Report to the period beginning on January 1, 2016 and ended December 29, 2016 as “fiscal 2016.” We refer in this Annual Report to the period beginning on May 30, 2014 and ended on May 28, 2015 as “fiscal 2015,” and the period beginning on May 31, 2013 and ended on May 29, 2014 as “fiscal 2014.” In this Annual Report, we compare (1) financial results for fiscal 2016, which are audited, with the financial results for the 53-week period ended December 31, 2015, which are unaudited; (2) financial results for the Transition Period, which are audited, with financial results for the 30-week period ended December 25, 2014, which are unaudited; and (3) financial results for fiscal 2015 and fiscal 2014, which are audited.

Strategic Plans

Please see our discussion under “Current Plans” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Theatre Operations

At the end of fiscal 2016, we owned or operated 68 movie theatre locations with a total of 885 screens in Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota and Ohio. We averaged 13.0 screens per location at the end of fiscal 2016, compared to 12.6 screens per location at the end of the Transition Period, 12.4 screens per location at the end of fiscal 2015 and 12.5 screens per location at the end of fiscal 2014. Included in the fiscal 2016, Transition Period, fiscal 2015 and fiscal 2014 totals are two theatres with 11 screens that we manage for other owners. Our 66 company-owned facilities include 47 megaplex theatres (12 or more screens), representing approximately 81% of our total screens, 18 multiplex theatres (two to 11 screens) and one single-screen theatre. At the fiscal year-end, we operated 860 first-run screens, 11 of which we operated under management contracts, and 25 budget-oriented screens.

In addition to a significant theatre acquisition in fiscal 2016, we invested nearly $185 million to further enhance the movie-going experience and amenities in new and existing theatres over the last three and one-half calendar years, with more investments planned for fiscal 2017. These investments include:

New theatres. Late in our fiscal 2015 fourth quarter, we opened a theatre in Sun Prairie, Wisconsin, the Marcus Palace Cinema. Replacing an existing nearby theatre in Madison, Wisconsin, this new 12-screen theatre has exceeded our expectations, and we opened two additional screens at this location during the fourth quarter of fiscal 2016. During fiscal 2016, we purchased land and began construction on two new theatres. We expect to open a 10-screen theatre in Shakopee, Minnesota during the second quarter of fiscal 2017 that will feature all reserved DreamLoungerSM recliner seating in every auditorium, two UltraScreen DLX® auditoriums, a Zaffiro’s® Express and a Take Five LoungeSM. We expect to open our first stand-alone all in-theatre dining location, an eight-screen theatre that will be branded BistroPlexSM, in Greendale, Wisconsin during the third quarter of fiscal 2017. In addition, we are looking for additional sites for potential new theatre locations in both new and existing markets.

Theatre acquisitions. We believe acquisitions of existing theatres or theatre circuits is also a viable growth strategy for us. In April 2016, we purchased a closed 16-screen theatre in Country Club Hills, Illinois, which is now our sixth theatre in the greater Chicago area, building on our strong presence in the Chicago southern suburbs. The purchase was part of an Internal Revenue Code §1031 like-kind exchange in which the tax gain from our October 2015 sale of the real estate related to the Hotel Phillips was deferred by reinvesting the applicable proceeds in replacement real estate within a prescribed time period. We opened the newly renovated theatre early in the fourth quarter of fiscal 2016. The renovation added DreamLounger recliner seating to all auditoriums, added one UltraScreen DLX auditorium and two SuperScreen DLX® auditoriums, as well as a Take Five Lounge and Reel Sizzle® outlet. In December 2016, we acquired the assets of Wehrenberg Theatres® (which we refer to as Wehrenberg), a family-owned and operated theatre circuit based in St. Louis, Missouri with 197 screens at 14 locations in Missouri, Iowa, Illinois and Minnesota. This acquisition increased our total number of screens by 29%. The movie theatre industry is very fragmented, with approximately 50% of United States screens owned by the three largest theatre circuits and the other 50% owned by approximately 800 smaller operators, making it very difficult to predict when acquisition opportunities may arise. We have engaged third-party assistance to actively help us seek additional potential acquisitions in the future. We do not believe that we are geographically constrained, and we believe that we may be able to add value to certain theatres through our various proprietary amenities and operating expertise.

DreamLounger recliner additions. These luxurious, state-of-the-art recliners allow guests to go from upright to a full-recline position in seconds. These seat changes require full auditorium remodels to accommodate the necessary 84 inches of legroom, resulting in the loss of approximately 50% of the existing traditional seats in an average auditorium. To date, the addition of DreamLoungers has significantly increased attendance at each of our applicable theatres, outperforming nearby competitive theatres as well as growing the overall market attendance in most cases. We added DreamLounger recliner seats to seven more theatres during fiscal 2016. As a result, as of December 29, 2016, we offered all DreamLounger recliner seating in 21 theatres, representing approximately 42% of our company-owned, first-run theatres (excluding the newly-acquired Wehrenberg theatres). Including our premium, large format (PLF) auditoriums with recliner seating, as of December 29, 2016, we offered our DreamLounger recliner seating in approximately 48% of our company-owned, first-run screens (excluding the Wehrenberg screens), a percentage we believe to be the highest among the largest theatre chains in the nation. Currently, only one Wehrenberg theatre offers recliner seating in all of its auditoriums. We are currently evaluating opportunities to add our DreamLounger premium seating to 12 to 18 additional theatres during fiscal 2017, including multiple Wehrenberg theatres, in addition to the two new fiscal 2017 theatres described above. The majority of these projects are expected to be completed during the second half of fiscal 2017, but it is certainly possible that several may carry over into fiscal 2018. As a result, by the end of fiscal 2017 or shortly thereafter, we may increase our percentage of total combined Marcus/Wehrenberg theatres with all-DreamLounger recliner seating to approximately 55-65% and our percentage of total combined Marcus/Wehrenberg company-owned, first-run screens with DreamLounger recliner seating to 60-70%.

UltraScreen DLX and SuperScreen DLX (DreamLounger eXperience) conversions. We introduced one of the first PLF presentations to the industry when we rolled out our proprietary UltraScreen® concept in 1999. During fiscal 2014, we introduced our UltraScreen DLX concept by combining our premium, large-format presentation with DreamLounger recliner seating and Dolby® Atmos™ immersive sound to elevate the movie-going experience for our guests. During the Transition Period, we completed the renovation of 17 existing screens into PLF auditoriums. During fiscal 2016, we opened two new UltraScreen DLX auditoriums at an existing theatre in Minnesota, completed conversion of one UltraScreen to an UltraScreen DLX at an existing theatre in Illinois, opened one new UltraScreen DLX auditorium and two new SuperScreen DLX auditoriums at our new Country Club Hills theatre described above, and converted four additional screens to SuperScreen DLX auditoriums at three existing theatres in Wisconsin and Illinois. Several of our new PLF screens in fiscal 2016 included the added feature of heated DreamLounger recliner seats. As of December 29, 2016, we had 23 UltraScreen DLX auditoriums, three traditional UltraScreens and 25 SuperScreen DLX auditoriums (slightly smaller screen than an UltraScreen but with the same DreamLounger seating and Dolby Atmos sound – a PLF presentation designed for smaller markets) at our theatre locations (excluding the recently acquired Wehrenberg theatres). We currently offer at least one PLF screen in approximately 64% of our first-run, company-owned theatres (excluding the recently acquired Wehrenberg theatres) – once again a percentage we believe to be the highest percentage among the largest theatre chains in the nation. Three of the recently acquired Wehrenberg theatres feature IMAX® PLF screens. One Wehrenberg theatre features a proprietary MegaScreen PLF screen that we expect to convert to an UltraScreen DLX auditorium during fiscal 2017. Our PLF screens generally have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens, and we charge a premium price to our guests for this experience. We are currently evaluating opportunities to convert up to eight additional screens at six existing theatres, including multiple Wehrenberg theatres, to UltraScreen DLX and SuperScreen DLX auditoriums during fiscal 2017, in addition to three new PLF auditoriums planned for the two new fiscal 2017 theatres described above.

Signature cocktail and dining concepts. We have continued to further enhance our food and beverage offerings within our existing theatres. We believe our 50-plus years of food and beverage experience in the hotel and restaurant businesses provides us with a unique advantage and expertise that we can leverage to further grow revenues in our theatres. The concepts we are expanding include:

•	Take Five Lounge and Take Five Express – these full-service bars offer an inviting atmosphere and a chef-inspired dining menu, along with a complete selection of cocktails, locally-brewed beers and wines. We opened two new Take Five Lounge outlets during the Transition Period and two Take Five Lounge concepts and one Take Five Express concept in fiscal 2016, increasing our number of original Marcus theatres with one of these concepts to 19 as of December 29, 2016, representing approximately 38% of our company-owned, first-run theatres (excluding the recently acquired Wehrenberg theatres). In addition, two Wehrenberg theatres offer a lounge concept that we expect to convert to one of our Take Five concepts during fiscal 2017. We are currently evaluating opportunities to add up to five additional Take Five Lounge or Take Five Express outlets to existing theatres, including multiple Wehrenberg theatres, during the second half of fiscal 2017, in addition to the two new fiscal 2017 theatres described above.

•	Zaffiro’s Express – these outlets offer lobby dining that includes appetizers, sandwiches, salads, desserts and our signature Zaffiro’s THINCREDIBLE® handmade thin-crust pizza. In select locations without a Take Five Lounge outlet, we offer beer and wine at the Zaffiro’s Express outlet. We opened five new Zaffiro’s Express outlets during the Transition Period and three new Zaffiro’s Express outlets during fiscal 2016, increasing our number of theatres with this concept to 22 as of December 29, 2016, representing approximately 44% of our company-owned, first-run theatres (excluding the recently acquired Wehrenberg theatres). We also operate three Zaffiro’s Pizzeria and Bar full-service restaurants. We are currently evaluating opportunities to add up to four additional Zaffiro’s Express outlets during the second half of fiscal 2017, including at multiple Wehrenberg theatres, and one at the new Shakopee theatre described above.

•	Reel Sizzle – our newest signature dining concept serves menu items inspired by classic Hollywood and the iconic diners of the 1950s. We offer Americana fare like burgers and chicken sandwiches prepared on a griddle behind the counter, along with chicken tenders, crinkle cut fries, ice cream and signature shakes. As of December 29, 2016, we operated five Reel Sizzle outlets, including four that we opened during fiscal 2016. We also operate one Hollywood Café at an existing theatre. Five of the recently acquired Wehrenberg theatres offer in-lobby dining concepts, operating under names such as Fred’s Drive-In and Ronnie’s Drive-In. We expect to convert several of them to our Zaffiro’s Express and/or Reel Sizzle concepts during fiscal 2017, and we are evaluating additional opportunities to add Reel Sizzle outlets to existing theatres.

•	Big Screen Bistro – this concept offers full-service, in-theatre dining with a complete menu of drinks and chef-prepared salads, sandwiches, entrées and desserts. We currently offer this concept at six theatres in 21 total auditoriums (including one theatre and five screens managed for another owner). In addition to our above-described plans to build our first stand-alone all in-theatre dining location with eight screens, we plan to convert five to seven auditoriums currently providing in-theatre dining at three Wehrenberg theatres under the name Five Star Lounge to our Big Screen Bistro concept during fiscal 2017. We will also continue to evaluate additional opportunities to expand this concept in the future

We rolled out a “$5 Tuesday” promotion at every theatre in our circuit in mid-November 2013. Coupled with a free 44-oz popcorn for everyone for the first five months of the program (subsequently offered only to our loyalty program members) and an aggressive marketing campaign, our goal was to increase overall attendance by reaching mid-week value customers who may have reduced their movie-going frequency or stopped going to the movies because of price. We have seen our Tuesday attendance increase dramatically since the introduction of the $5 Tuesday promotion, and attendance has continued to grow during the subsequent years of the promotion. We believe this promotion has created another “weekend” day for us, without adversely impacting the movie-going habits of our regular weekend customers. The newly-acquired Wehrenberg theatres previously offered a discounted price on Tuesday nights, but we immediately introduced our $5 Tuesday promotion with the free popcorn for loyalty members upon acquiring the theatres and believe that there is an opportunity to significantly improve Tuesday performance at these theatres in the future. We also offer a “$5 Student Thursday” promotion at 36 locations that has been well received by that particular customer segment.

We launched a new, what we believe to be best-in-class, customer loyalty program called Magical Movie Rewards on March 30, 2014. Designed to enhance the movie-going experience for our customers, the response to this program has exceeded our expectations. We currently have approximately 1.8 million members enrolled in the program. More than 40% of all transactions in our theatres since program inception have been completed by registered members of the loyalty program. The program allows members to earn points for each dollar spent and access special offers available only to members. The rewards are redeemable at the box office, concession stand or at the many Marcus Theatres food and beverage venues. In addition, we have partnered with Movio, a global leader in data analysis for the cinema industry, to allow more targeted communication with our loyalty members. The software provides us with insight into customer preferences, attendance habits and general demographics, which will help us deliver customized communication to our members. In turn, members of this program can enjoy and plan for a more personalized movie-going experience. The program also gives us the ability to cost effectively promote non-traditional programming and special events, particularly during non-peak time periods. We believe that this will result in increased movie-going frequency, more frequent visits to the concession stand, increased loyalty to Marcus Theatres and ultimately, improved operating results. The recently acquired Wehrenberg theatres offers a loyalty program to their customers that currently has approximately 200,000 members. We plan on converting these members to our Magical Movie Rewards program during fiscal 2017.

We have enhanced our mobile ticketing capabilities and added the Magical Movie Rewards loyalty program to our downloadable Marcus Theatres mobile application. We have redesigned our marcustheatres.com website and continued to install additional theatre-level technology, such as new ticketing kiosks and digital menu boards and concession advertising monitors. Each of these enhancements is designed to improve customer interactions, both at the theatre and through mobile platforms and other electronic devices.

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

Revenues for the theatre business, and the motion picture industry in general, are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. Consistent with prior periods in which blockbusters accounted for a significant portion of our total box office receipts, our top 15 performing films accounted for 43% of our fiscal 2016 box office receipts, compared to 44% during the comparable 53-week period ended December 31, 2015. The following five fiscal 2016 films accounted for nearly 20% of our total box office and produced the greatest box office receipts for our circuit: Rogue One: A Star Wars Story, Finding Dory, The Secret Life of Pets, Deadpool and Captain America: Civil War.

We obtain our films from several national motion picture production and distribution companies, and we are not dependent on any single motion picture supplier. Our booking, advertising, concession purchases and promotional activities are handled centrally by our administrative staff.

We strive to provide our movie patrons with high-quality picture and sound presentation in clean, comfortable, attractive and contemporary theatre environments. Substantially all of our movie theatre complexes feature digital cinema technology; either digital sound, Dolby or other stereo sound systems; acoustical ceilings; side wall insulation; engineered drapery folds to eliminate sound imbalance, reverberation and distortion; tiled floors; loge seats; cup-holder chair-arms; and computer-controlled heating, air conditioning and ventilation. We offer stadium seating, a tiered seating system that permits unobstructed viewing, at substantially all of our first-run screens. Computerized box offices permit all of our movie theatres to sell tickets in advance. Our theatres are accessible to persons with disabilities and provide wireless headphones for hearing-impaired moviegoers. Other amenities at certain theatres include touch-screen, computerized, self-service ticket kiosks, which simplify advance ticket purchases. We own a minority interest in MovieTickets.com, a joint venture of movie and entertainment companies that was created to sell movie tickets over the internet and represents a large majority of the top 50 market theatre screens throughout the United States and Canada. We have also entered into an agreement to allow moviegoers to buy tickets on Fandango, the largest online ticket-seller for the nation’s top six theatre chains. We have enhanced our web site and our mobile ticketing capabilities and added the Magical Movie Rewards loyalty program to our downloadable Marcus Theatres mobile application.

We have a master license agreement with a subsidiary of Cinedigm Digital Cinema Corp. to deploy digital cinema systems in the majority of our company-owned theatre locations. Under the terms of the agreement, Cinedigm’s subsidiary purchased the digital projection systems and licensed them to us under a long-term arrangement. The costs to deploy this new technology are being covered primarily through the payment of virtual print fees from studios to our selected implementation company, Cinedigm. Our goals from digital cinema include delivering an improved film presentation to our guests, increasing scheduling flexibility, providing a platform for additional 3D presentations as needed, as well as maximizing the opportunities for alternate programming that may be available with this technology. As of December 29, 2016, we had the ability to offer digital 3D presentations in 259, or approximately 31%, of our first-run screens, including the vast majority of our UltraScreens. We have the ability to increase the number of digital 3D capable screens we offer to our guests in the future as needed, based on the number of digital 3D films anticipated to be released during future periods and our customers’ response to these 3D releases.

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

In connection with the Wehrenberg acquisition, we also acquired the Ronnie’s Plaza retail outlet in St. Louis, Missouri, an 84,000 square foot retail center featuring 21 shops and other businesses to which we lease retail space.

Hotels and Resorts Operations

Owned and Operated Hotels and Resorts

The Pfister® Hotel

We own and operate The Pfister Hotel, which is located in downtown Milwaukee, Wisconsin. The Pfister Hotel is a full-service luxury hotel and has 307 guest rooms (including 71 luxury suites), two restaurants, three cocktail lounges and a 275-car parking ramp. The Pfister also has 25,000 square feet of banquet and convention facilities. The Pfister’s banquet and meeting rooms accommodate up to 3,000 people, and the hotel features two large ballrooms, including one of the largest ballrooms in the Milwaukee metropolitan area, with banquet seating for 900 people. A portion of The Pfister’s first-floor space is currently being used as the Pfister Pop-up Art Gallery with rotating exhibits. In fiscal 2014, we celebrated The Pfister’s 120th anniversary. In February 2017, The Pfister Hotel earned its 41st consecutive AAA Four Diamond Award from the American Automobile Association, which represents every year the award has been in existence. In June 2016, Northstar Meeting Group’s Successful Meetings brand named The Pfister a 2016 Pinnacle Award winner, recognizing The Pfister as a premier property to hold meetings, trade shows and conventions. In June 2016, TripAdvisor awarded The Pfister the TripAdvisor® 2016 Certificate of Excellence. In fiscal 2014, The Pfister earned recognition as the Best Hotel in Milwaukee by U.S. News & World Report. The Pfister is a member of Preferred Hotels and Resorts, an organization of independent luxury hotels and resorts, and Historic Hotels of America. The Pfister has a signature restaurant named the Mason Street Grill, as well as a state-of-the-art WELL Spa® + Salon. In May 2013, we completed a renovation of the 23rd floor of this historic hotel that included an exclusive Pfister VIP Club Lounge and a high-tech executive boardroom. In May 2014, we completed a renovation of the 176-room modern tower of The Pfister. As part of the renovation, we introduced two new club floors with added personalized conveniences and services that include access to the new Pfister VIP Club Lounge.

The Hilton Milwaukee City Center

We own and operate the 729-room Hilton Milwaukee City Center. Several aspects of Hilton’s franchise program have benefited this hotel, including Hilton’s international centralized reservation and marketing system, advertising cooperatives and frequent stay programs. The hotel has two cocktail lounges, three restaurants and an 870-car parking ramp. In February 2017, the Hilton Milwaukee City Center earned its sixth consecutive AAA Four Diamond Award from the American Automobile Association. In June 2016, TripAdvisor awarded Hilton Milwaukee City Center the TripAdvisor® 2016 Certificate of Excellence. In May 2013, we renovated and introduced our first Miller Time® Pub & Grill restaurant at this hotel.

Hilton Madison at Monona Terrace

We own and operate the 240-room Hilton Madison at Monona Terrace in Madison, Wisconsin. The Hilton Madison, which also benefits from the aspects of Hilton’s franchise program noted above, is connected by skywalk to the Monona Terrace Community and Convention Center, has four meeting rooms totaling 2,400 square feet, an indoor swimming pool, a fitness center, a lounge and a restaurant. In June 2016, TripAdvisor awarded Hilton Madison at Monona Terrace the TripAdvisor® 2016 Certificate of Excellence.

The Grand Geneva® Resort & Spa

We own and operate the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin. This full-facility destination resort is located on 1,300 acres and includes 355 guest rooms, over 60,000 square feet of banquet, meeting and exhibit space, over 13,000 square feet of ballroom space, three specialty restaurants, two cocktail lounges, two championship golf courses, a ski hill, indoor and outdoor tennis courts, three swimming pools, a spa and fitness complex, horse stables and an on-site airport. In February 2017, the Grand Geneva Resort & Spa earned its 19th consecutive AAA Four Diamond Award from the American Automobile Association. Geneva Grand Resort & Spa was also named among the top two Best Hotels in Wisconsin by U.S. News & World Report for 2017. In June 2016, Northstar Meeting Group’s Successful Meetings brand named Grand Geneva Resort & Spa a 2016 Pinnacle Award winner, recognizing Grand Geneva Resort & Spa as a premier property to hold meetings, trade shows and conventions. Grand Geneva Resort & Spa also was the recipient of the Meetings & Conventions (M&C) 2016 Gold Key Award, recognizing the property as one of the country’s top resorts for meetings and events for the fourth time in five years. In June 2016, TripAdvisor awarded the Grand Geneva Resort & Spa the TripAdvisor® 2016 Certificate of Excellence. In May 2013, we opened an exclusive Geneva Club Lounge as an added amenity for our guests. In September 2016, we announced the addition of 29 all-season villas to Grand Geneva Resort & Spa. We expect the villas to open in mid-2017.

InterContinental Milwaukee

We own and operate the InterContinental Milwaukee in Milwaukee, Wisconsin. The InterContinental Milwaukee has 220 rooms, 12,000 square feet of flexible banquet and meeting space, on-site parking, a fitness center, a restaurant and a lounge and is located in the heart of Milwaukee’s theatre and financial district.

Skirvin Hilton

We are the principal equity partner and operator of The Skirvin Hilton hotel in Oklahoma City, Oklahoma, the oldest hotel in Oklahoma. This historic hotel has 225 rooms, including 20 one-bedroom suites and one Presidential Suite. The Skirvin Hilton benefits from the aspects of Hilton’s franchise program noted above and has a restaurant, lounge, fitness center, indoor swimming pool, business center and approximately 18,500 square feet of meeting space. In February 2017, The Skirvin Hilton earned its 10th consecutive AAA Four Diamond Award from the American Automobile Association. In fiscal 2013, fiscal 2014 and fiscal 2016, The Skirvin Hilton earned recognition as the Best Hotel in Oklahoma City and in the State of Oklahoma by U.S. News & World Report. In June 2016, TripAdvisor awarded The Skirvin Hilton the TripAdvisor® 2016 Certificate of Excellence. In January 2017, The Skirvin Hilton was rated #1 of all full-service Hilton Hotels for delivery of brand promise. In September 2016, we completed a $4.3 million renovation project at The Skrivin Hilton Hotel, which included renovations of all guestrooms and public spaces. Our equity interest in this hotel was 60% as of December 29, 2016.

AC Hotel Chicago Downtown

Pursuant to a long-term lease, we operate the AC Hotel Chicago Downtown, a 226-room hotel in Chicago, Illinois. Formerly operated as a Four Points by Sheraton, during fiscal 2015, we initiated a major renovation and conversion of this hotel, officially opening it as what was then the fourth AC Hotel by Marriott branded property in the U.S. in June 2015. Located in the heart of Chicago’s shopping, dining and entertainment district, the AC Hotel by Marriott lifestyle brand targets the millennial traveler searching for a design-led hotel in a vibrant location with high-quality service. The AC Hotel Chicago Downtown features urban, simplistic and clean designs with European aesthetics and elegance, the latest technology and communal function spaces. Amenities include the AC Lounge, a bar area with cocktails, craft beers, wine and tapas, the AC Kitchen, serving a European-inspired breakfast menu, and the AC Library, a collaborative space with communal tables and self-service business center located just off the main lobby. The AC Hotel Chicago Downtown also features an indoor swimming pool, fitness room, 3,000 square feet of meeting space and an on-site parking facility. Our new SafeHouse Chicago is in space leased from this hotel and the hotel has additional space available to be leased to area restaurants.

The Lincoln Marriott Cornhusker Hotel

We are a 73% majority owner of a joint venture in The Lincoln Marriott Cornhusker Hotel in downtown Lincoln, Nebraska. The Lincoln Marriott Cornhusker Hotel is a 300-room, full-service hotel with 45,600 square feet of meeting space. The Cornhusker Office Plaza is a seven-story building with a total of 85,592 square feet of net leasable office space. The office building is connected to the hotel by a three-story atrium that is used for local events and exhibits. In September 2014, we completed a major renovation in which we renovated the entire hotel, including the lobby, all guest rooms and meeting space. Also as a part of this renovation, we opened our second Miller Time Pub & Grill. In November 2014, we were awarded the Business Leadership Award by The Downtown Lincoln Association, as part of its annual Impact Awards program for recent investment commitments to the city of Lincoln, Nebraska. In June 2016, TripAdvisor awarded The Lincoln Marriott Cornhusker Hotel the TripAdvisor® 2016 Certificate of Excellence.

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

We manage The Garland hotel in North Hollywood, California. The Garland hotel has 255 recently renovated guest rooms, including 12 suites, meeting space for up to 600, including an amphitheater and ballroom, an outdoor swimming pool and lighted tennis courts. The mission-style hotel is located on seven acres near Universal Studios. In June 2016, TripAdvisor awarded The Garland the TripAdvisor® 2016 Certificate of Excellence.

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

We manage the Hilton Minneapolis/Bloomington in Bloomington, Minnesota. This “business class” hotel offers 257 rooms, an indoor swimming pool, a club level, a fitness center, a business center and 9,217 square feet of meeting space. We completed a $2 million renovation of the Hilton Minneapolis/Bloomington in April 2016. The renovation included renovations of the lobby area and entrance, food and beverage outlets, meeting spaces and the HHonors Executive Lounge. In June 2016, TripAdvisor awarded Hilton Minneapolis/Bloomington the TripAdvisor® 2016 Certificate of Excellence. Our Bloomington ChopHouse® restaurant received the Wine Spectator 2017 award for Best Steakhouse in Bloomington.

We manage the Heidel House Resort & Spa in Green Lake, Wisconsin. The resort features 190 full-service rooms and is located on 20 wooded acres on the shore of Green Lake, near Ripon, Wisconsin. The resort has an award-winning spa, three restaurants, two lounges, an ice cream parlor, a 380-guest ballroom, an outdoor space for weddings, indoor and outdoor pools, a beach, a boat rental area, hiking and biking trails, as well as a yacht available for daily excursions. Wisconsin Meetings magazine voted Heidel House Resort & Spa the Best Wisconsin Lakeshore Resort for 2016. In January 2017, Spas of America ranked Evensong Spa one of the Top 100 Spas of 2016.

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

We own an 11% minority interest and serve as manager of The Westin® Atlanta Perimeter North in Atlanta, Georgia. The Westin® Atlanta Perimeter North is a 372-room hotel with 20,000 square feet of flexible meeting space, an award winning restaurant and lounge, business center, fitness center, gift shop and outdoor pool. Upon its acquisition of the hotel, the joint venture commenced a significant renovation to the guest rooms and public space of this hotel, as well as a redesign and launch of a new Southern-inspired, farm-to-table brasserie restaurant, both of which were completed in 2014. The renovation included a new 20,000 square-foot event space, as well as the addition of two new boardrooms. The renovation also included the opening of a Westin Executive Club Lounge. The Westin® Atlanta Perimeter North is currently the top-rated hotel on TripAdvisor in Sandy Springs, Georgia.

During fiscal 2016, we ceased management of The Hotel Zamora and Castile Restaurant in St. Pete Beach, Florida and sold all but 0.49% of our 10% minority ownership interest in the property. We have agreed to sell the remaining interest during the next several years.

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

We manage the Platinum Hotel & Spa, a condominium hotel in Las Vegas, Nevada just off the Las Vegas Strip, and own the hotel’s public space. The Platinum Hotel & Spa has 255 one and two-bedroom suites. This non-gaming, non-smoking hotel also has an on-site restaurant, lounge, spa/salon and 14,897 square feet of meeting space, including 6,336 square feet of outdoor space. In June 2016, TripAdvisor awarded the Platinum Hotel & Spa the TripAdvisor® 2016 Certificate of Excellence. We own 16 previously unsold condominium units at the Platinum Hotel & Spa.

In June 2015, we purchased the SafeHouse in Milwaukee, Wisconsin, adding another restaurant to our portfolio. The SafeHouse is an iconic, spy-themed restaurant and bar that has operated in Milwaukee for 50 years. We completed a significant renovation of the SafeHouse in 2016. During the fourth quarter of fiscal 2016, we began construction on a new SafeHouse location in Chicago, Illinois and opened the EscapeHouse Chicago, a complimentary business capitalizing on the popularity of team escape games. The new SafeHouse Chicago opened March 1, 2017.

In 2015, we became a minority investor and manager of the new Omaha Marriott Downtown at The Capitol District hotel currently under construction in Omaha, Nebraska. The 333-room, 12-story full service hotel will serve as an anchor for the Capital District, an upscale urban destination dining and entertainment community in downtown Omaha. The development will also include 218 luxury residential apartments, office space, a parking garage and retail space for restaurants, shops and entertainment. It will also feature a plaza for events and concerts. The Omaha Marriott Downtown at The Capitol District hotel is currently scheduled to open in Summer 2017.

In December 2016, we announced that our Wisconsin Hospitality Linen Service (WHLS) business unit completed a $2.3 million expansion. WHLS provides commercial laundry services for our hotel and resort properties in Wisconsin and for other unaffiliated hotels in the Midwest. WHLS currently processes approximately 10 million pounds of linen each year, and the expansion is expected to enable WHLS to double its current capacity within the next five years. WHLS has been a leader in commercial laundry services for the hospitality industry in the Midwest for over 20 years.

In October 2015, we completed the sale of the Hotel Phillips, a 217-room historic, landmark hotel in Kansas City, Missouri, which we had previously successfully owned and operated for 14 years.

We earn ancillary revenue from the catering business of Marcus® Hotels & Resorts. For instance, Marcus Hotels & Resorts was the backstage caterer for those performing at the Marcus Amphitheater during the Summerfest festival in Milwaukee, Wisconsin in fiscal 2016. Marcus Hotels & Resorts is one of the largest caterers in Wisconsin and has catered other major events, including the Milwaukee Air & Water Show.

In 2016, TripAdvisor® awarded 12 of our restaurants and lounges its Certificate of Excellence. These included: the Blu Bar & Lounge, Café at the Pfister, Capitol ChopHouse®, Geneva ChopHouse®, Kil@wat, Mason Street Grill, Miller Time Pub & Grill Milwaukee, Milwaukee ChopHouse®, Park Avenue Grill, Ristoranté Brissago, Bloomington ChopHouse® and The Front Yard.

We have taken our highly awarded web development team and created a new business unit to be managed by the hotels and resorts division called Graydient Creative. Graydient leverages our expertise in digital marketing, creating a new profit center for the division by seeking new external customers. Services provided by Graydient include, but are not limited to, website design and development, branding and print design, and social media management.

Competition

Both of our businesses experience intense competition from national, regional and local chain and franchise operations, some of which have substantially greater financial and marketing resources than we have. Most of our facilities are located in close proximity to competing facilities.

Our movie theatres compete with large national movie theatre operators, such as AMC Entertainment, Cinemark and Regal Cinemas, as well as with a wide array of smaller first-run exhibitors. Movie exhibitors also generally compete with the home video, pay-per-view and cable television markets. We believe that such ancillary markets have assisted the growth of the movie theatre industry by encouraging the production of first-run movies released for initial movie theatre exhibition, which has historically established the demand for such movies in these ancillary markets.

Our hotels and resorts compete with the hotels and resorts operated and/or franchised by Hyatt Corporation, Marriott Corporation, Hilton Worldwide and others, along with other regional and local hotels and resorts.

We believe that the principal factors of competition in both of our businesses, in varying degrees, are the price and quality of the product, quality and location of our facilities and customer service. We believe that we are well positioned to compete on the basis of these factors.

Seasonality

Due to our change to a December fiscal year end, we expect our first fiscal quarter will likely produce the weakest consolidated operating results due primarily to the effects of reduced travel during the winter months in our hotels and resorts division. We expect our second and third fiscal quarters to produce our strongest operating results because these periods coincide with the typical summer seasonality of the movie theatre industry and the summer strength of the lodging business. Due to the fact that the week between Christmas and New Year’s Eve is historically one of the strongest weeks of the year for our theatre division, we expect that the specific timing of the last Thursday in December will have an impact on the results of our fiscal first and fourth quarters in that division, particularly when we have a 53-week year.

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

Employees

As of December 29, 2016, we had approximately 7,900 employees, approximately 57% of whom were employed on a variable or part-time basis. A number of our (1) hotel employees at the Crowne Plaza Northstar in Minneapolis, Minnesota are covered by a collective bargaining agreement that expires on April 30, 2019; (2) operating engineers at The Pfister Hotel and the Hilton Milwaukee City Center are covered by collective bargaining agreements that expire on April 30, 2017 and December 31, 2019, respectively; (3) hotel employees at the Hilton Milwaukee City Center and The Pfister Hotel are covered by a collective bargaining agreement that expires on February 14, 2019; and (4) painters in the Hilton Milwaukee City Center and The Pfister Hotel are covered by a collective bargaining agreement that expires on May 31, 2018.

As of the end of fiscal 2016, approximately 7% of our employees were covered by a collective bargaining agreement, of which approximately 2% were covered by an agreement that will expire within one year.

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

Over the last decade, the average video release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is released to other channels, including video on-demand (VOD) and DVD, has decreased from approximately six months to less than four months. Many current films are now released to ancillary markets within 75-90 days, and more than one studio has been discussing their interest in creating a new, shorter premium VOD window. We can provide no assurance that these release windows, which are determined by the film studios, will not shrink further, which could have an adverse impact on our movie theatre business and results of operations.

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

We own the real estate of a substantial portion of our facilities, including, as of December 29, 2016, The Pfister Hotel, the Hilton Milwaukee City Center, the Hilton Madison at Monona Terrace, the Grand Geneva Resort & Spa, the InterContinental Milwaukee, The Skirvin Hilton (majority ownership), The Lincoln Marriott Cornhusker Hotel (majority ownership) and the majority of our theatres. We lease the remainder of our facilities. As of December 29, 2016, we also managed two hotels for joint ventures in which we have a minority interest and eight hotels, resorts and other properties and two theatres that are owned by third parties. Additionally, we own properties acquired for the future construction and operation of new facilities. All of our properties are suitably maintained and adequately utilized to cover the respective business segment served.

Our owned, leased and managed properties are summarized, as of December 29, 2016, in the following table:

Business Segment	Total Number of Facilities in Operation	Owned(1)	Leased from Unrelated Parties(2)	Managed for Related Parties	Managed for Unrelated Parties(2)
Theatres:
Movie Theatres	68	51	15	0	2
Family Entertainment Center	1	1	0	0	0
Hotels and Resorts:
Hotels	15	6	1	2	6
Resorts	2	1	0	0	1
Other Properties(3)	2	0	1	0	1
Total	88	59	17	2	10

(1)	Six of the movie theatres are on land leased from unrelated parties. Two of the hotels are owned by joint ventures in which we are the principal equity partner (60% and 73% as of December 29, 2016).

(2)	The 15 theatres leased from unrelated parties have a total of 183 screens, and the two theatres managed for unrelated parties have a total of 11 screens. One UltraScreen adjacent to an owned theatre is leased from an unrelated party.

(3)	Includes a vacation ownership development adjacent to the Grand Geneva Resort & Spa owned by Orange Lake Resort & Country Club of Orlando, Florida for which we provide hospitality management services and the SafeHouse® restaurant located in Milwaukee, Wisconsin, which we lease from an unrelated party and which is managed by our hotels and resorts division.

Certain of the individual properties or facilities identified above are subject to purchase money or construction mortgages or commercial lease financing arrangements, but we do not consider these encumbrances, individually or in the aggregate, to be material.

All of our operating property leases expire on various dates after the end of fiscal 2017 (assuming we exercise all of our renewal and extension options).

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Each of our executive officers is identified below together with information about each officer’s age, position and employment history for at least the past five years:

Name	Position	Age
Stephen H. Marcus	Chairman of the Board	81
Gregory S. Marcus	President and Chief Executive Officer	52
Thomas F. Kissinger	Senior Executive Vice President, General Counsel and Secretary	56
Douglas A. Neis	Chief Financial Officer and Treasurer	58
Rolando B. Rodriguez	Executive Vice President of The Marcus Corporation and Chairman, President, and Chief Executive Officer of Marcus Theatres Corporation	57

Stephen H. Marcus has been our Chairman of the Board since December 1991. He served as our Chief Executive Officer from December 1988 to January 2009 and as our President from December 1988 until January 2008. Mr. Marcus has worked at our company for 55 years.

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

Rolando B. Rodriguez joined our company in August 2013 as our Executive Vice President and President and Chief Executive Officer of Marcus Theatres Corporation. Mr. Rodriguez served as Chief Executive Officer and President and as a board member of Rave Cinemas in Dallas, Texas for two years until its sale in May 2013. Prior to May 2011, he served in various positions with Wal-Mart for five years. He began his career in 1975 at AMC Theatres, serving for 30 years in various positions including senior vice president of North American field operations, senior vice president food & beverage group and executive vice president, North America operations service. In January 2017, Mr. Rodriguez was named Chairman of Marcus Theatres Corporation.

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

Set forth below is a graph comparing the annual percentage change during our last five full fiscal years and the Transition Period in our cumulative total shareholder return (stock price appreciation on a dividend reinvested basis) of our Common Shares to the cumulative total return of: (1) the composite peer group index selected by us that we have used historically (the “old” composite peer group index), (2) the composite peer group index selected by us that we intend to use going forward (the “new” composite peer group index) and (3) companies included in the Russell 2000 Index. The old composite index is comprised of the Dow Jones U.S. Hotels Index (weighted 45%) and a theatre index that we selected that includes Regal Entertainment Group and Carmike Cinemas, Inc. (weighted 55%). The results shown reflect the fact that Carmike Cinemas, Inc. ceased trading on December 21, 2016. The new composite index is comprised of the Dow Jones U.S. Hotels Index (weighted 45%) and a theatre index that we selected that includes Regal Entertainment Group and Cinemark Holdings, Inc. (weighted 55%).

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

From May 26, 2011 to December 29, 2016

Source: Zacks Investment Research, Inc.

	5/26/11	5/31/12	5/30/13	5/29/14	5/28/15	12/31/15	12/29/16

The Marcus Corporation	$100.00	$130.98	$147.69	$189.61	$226.29	$220.81	$374.69

Old Composite Peer Group Index(1)	100.00	108.40	148.19	181.60	212.02	184.46	227.42

New Composite Peer Group Index(2)	100.00	107.41	143.02	168.33	209.94	179.51	218.75

Russell 2000 Index	100.00	93.04	123.23	143.14	159.39	145.77	177.61

(1)	Weighted 45.0% for the Dow Jones U.S. Hotels Index and 55.0% for the old Company-selected Theatre Index.

(2)	Weighted 45.0% for the Dow Jones U.S. Hotels Index and 55.0% for the new Company-selected Theatre Index.

(b)	Market Information

Our Common Stock, $1 par value, is listed and traded on the New York Stock Exchange under the ticker symbol “MCS.” Our Class B Common Stock, $1 par value, is neither listed nor traded on any exchange. During the first three quarters of fiscal 2015, we paid a dividend of $0.095 per share on our Common Stock and $0.08636 per share on our Class B Common Stock. During the fourth quarter of fiscal 2015 and the first and second 13-week periods of the Transition Period, we paid a dividend of $0.105 per share on our Common Stock and $0.09545 per share on our Class B Common Stock. During each quarter of fiscal 2016, we paid a dividend of $0.1125 per share on our Common Stock and $0.10227 per share on our Class B Common Stock.

The following table lists the high and low sale prices of our Common Stock for the periods indicated (NYSE trading information only).

Fiscal 2016	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$19.65	$21.36	$25.30	$32.15
Low	$17.44	$18.20	$20.79	$24.65

Transition Period	1st 13 Weeks	2nd 13 Weeks	Final 5 Weeks
High	$21.15	$21.18	$20.47
Low	$17.76	$18.52	$18.69

Fiscal 2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$19.97	$18.34	$20.00	$22.21
Low	$16.29	$14.52	$15.85	$18.82

On February 28, 2017, there were 1,320 shareholders of record of our Common Stock and 44 shareholders of record of our Class B Common Stock.

(c) Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the period indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
September 30 – October 27	-	-	-	2,900,987
October 28 – November 24	2,150	$30.00	2,150	2,898,837
November 25 – December 29	517	$30.89	517	2,898,320
Total	2,667	$30.17	2,667	2,898,320

(1)	Through December 29, 2016, our Board of Directors had authorized the repurchase of up to 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of December 29, 2016, we had repurchased approximately 8.8 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 6.	Selected Financial Data.

Five-Year Financial Summary

	F2016	31 Weeks Ended December 31, 2015	F2015	F2014	F2013	F2012(3)
Operating Results
(in thousands)
Revenues	$543,864	324,267	488,067	447,939	412,836	413,898
Net earnings attributable to The Marcus Corporation	$37,902	23,565	23,995	25,001	17,506	22,734
Common Stock Data(1)
Net earnings per common share	$1.36	.84	.87	.92	.63	.78
Cash dividends per common share	$.45	.21	.39	.35	1.34	.34
Weighted-average shares outstanding (in thousands)	$27,957	27,917	27,687	27,150	27,865	29,308
Book value per share	$14.10	13.13	12.48	11.95	11.33	11.90
Financial Position
(in thousands)
Total assets(4)	$911,266	804,701	805,472	765,001	742,978	729,908
Long-term debt(2)(4)	$271,343	207,376	229,096	232,691	230,739	105,970
Shareholders’ equity attributable to The Marcus Corporation	$390,112	363,352	343,779	326,211	306,702	343,789
Capital expenditures and acquisitions	$147,372	44,452	74,988	56,673	23,491	38,017
Financial Ratios
Current ratio(2)(4)	.28	.35	.34	.33	.36	.18
Debt/capitalization ratio(4)	.42	.38	.42	.42	.44	.37
Return on average shareholders’ equity	10.1%	6.7%	7.2%	7.9%	5.4%	6.7%

(1)	All per share and shares outstanding data is on a diluted basis. Earnings per share data is calculated on our Common Stock using the two class method.
(2)	Fiscal 2012 long-term debt excluded $86,093 of mortgage notes and borrowings under our revolving credit agreement with a maturity date during fiscal 2013 that were refinanced and subsequently reclassified as long-term debt. Including these amounts, fiscal 2012 long-term debt was $192,369 and our fiscal 2012 current ratio was 0.36.
(3)	Fiscal 2012 was a 53-week year and the additional week of operations contributed approximately $7,600 in revenues and $1,100 to net earnings, or $0.04 per diluted common share.
(4)	Total assets, long-term debt, current ratio and debt/capitalization ratio have been adjusted on a retrospective basis for the adoption of Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, and ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Accordingly, current deferred tax assets have been reclassified to noncurrent assets and liabilities, and certain debt issuance costs previously included with long-term assets have been reclassified as a reduction in long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General

As a result of the change in our fiscal year end described below, we now report our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in December. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in two business segments: theatres, and hotels and resorts.

In October 2015, we changed our fiscal year end from the last Thursday in May to the last Thursday in December. We believe the change in fiscal year end better aligns our financial reporting schedule with our peer groups in our industries. We also believe moving our year-end activities outside of our busy summer season enables our associates to better manage their workload. The change resulted in a 31-week transition period from May 29, 2015 to December 31, 2015 (Transition Period), consisting of two 13-week periods and a final five-week period. We refer in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) to the 13-week periods ended August 27, 2015 and November 26, 2015 as the first and second quarters of the Transition Period, respectively, and the five-week period ended December 31, 2015 as the last five weeks of the Transition Period. We compare our results for these periods to the comparable periods of fiscal 2015 – the unaudited 30-week period from May 30, 2014 to December 25, 2014, consisting of two 13-week periods and a final four-week period. We refer in this MD&A to the 13-week periods ended August 28, 2014 and November 27, 2014 as the first and second quarters of fiscal 2015, respectively.

Fiscal 2016 was a 52-week year, beginning on January 1, 2016 and ended on December 29, 2016. In this MD&A, we compare financial results from fiscal 2016 to the comparable period from the prior year that we refer to as “fiscal 2015C.” Fiscal 2015C consists of the unaudited 53-week period beginning December 26, 2014 and ended December 31, 2015. Fiscal 2015 and fiscal 2014 were 52-week years ending on the last Thursday in May. Fiscal 2017 will be a 52-week year, which began on December 30, 2016 and will end on December 28, 2017.

Prior to the change in our fiscal year end, our first fiscal quarter had produced the strongest operating results because this period coincided with the typical summer seasonality of the movie theatre industry and the summer strength of the lodging business. Our third fiscal quarter had historically produced the weakest operating results in our hotels and resorts division primarily due to the effects of reduced travel during the winter months. Our third fiscal quarter for our theatre division had historically been our second strongest quarter, but was heavily dependent upon the quantity and quality of films released during the Thanksgiving through Christmas holiday period.

Due to our change to a December fiscal year end, we expect our first fiscal quarter will likely produce the weakest consolidated operating results due primarily to the effects of reduced travel during the winter months in our hotels and resorts division. We expect our second and third fiscal quarters to produce our strongest operating results because these periods coincide with the typical summer seasonality of the movie theatre industry and the summer strength of the lodging business. Due to the fact that the week between Christmas and New Year’s Eve is historically one of the strongest weeks of the year for our theatre division, we expect that the specific timing of the last Thursday in December will have an impact on the results of our fiscal first and fourth quarters in that division, particularly when we have a 53-week year.

Consolidated Financial Comparisons

The following tables set forth revenues, operating income, other income (expense), net earnings and net earnings per common share for fiscal 2016, the unaudited prior year comparable 53-week period ended December 31, 2015 (F2015C), the Transition Period (TP), the unaudited prior year comparable 30-week period ended December 25, 2014 (PY), fiscal 2015 and fiscal 2014 (in millions, except for per share and percentage change data):

			Change F16 v. F15C
	F2016	F2015C	Amt.	Pct.
Revenues	$543.9	$531.7	$12.2	2.3%
Operating income	70.0	61.0	9.0	14.6%
Other income (expense)	(9.4)	(11.2)	1.8	16.0%
Net loss attributable to noncontrolling interests	(0.4)	(0.4)	-	-%
Net earnings attributable to The Marcus Corporation	$37.9	$30.8	$7.1	23.1%
Net earnings per common share - diluted	$1.36	$1.10	$0.26	23.6%

			Change TP v. PY
	TP	PY	Amt.	Pct.
Revenues	$324.3	$280.6	$43.7	15.5%
Operating income	44.7	34.3	10.1	30.3%
Other income (expense)	(6.4)	(6.5)	0.1	1.6%
Net loss attributable to noncontrolling interests	(0.1)	(0.1)	-	-%
Net earnings attributable to The Marcus Corporation	$23.6	$16.8	$6.8	40.4%
Net earnings per common share - diluted	$0.84	$0.61	$0.23	37.7%

			Change F15 v. F14
	F2015	F2014	Amt.	Pct.
Revenues	$488.1	$447.9	$40.2	9.0%
Operating income	50.6	48.9	1.7	3.6%
Other income (expense)	(11.3)	(11.2)	(0.1)	-1.4%
Net loss attributable to noncontrolling interests	(0.4)	(4.1)	3.7	91.4%
Net earnings attributable to The Marcus Corporation	$24.0	$25.0	$(1.0)	-4.0%
Net earnings per common share - diluted	$0.87	$0.92	$(0.05)	-5.4%

Fiscal 2016 versus Fiscal 2015C

Our revenues increased during fiscal 2016 compared to fiscal 2015C due to increased revenues from our theatre division, partially offset by a decrease in revenues from our hotels and resorts division and the fact that fiscal 2015C benefitted from an extra week of operations. Our operating income (earnings before other income/expense and income taxes) and net earnings for fiscal 2016 increased compared to fiscal 2015C due to improved operating results from both our theatre and hotels and resorts divisions, despite the favorable impact of the additional week of operations on fiscal 2015C operating results.

Operating results from our theatre division during fiscal 2016 were favorably impacted by a slightly stronger film slate during fiscal 2016, increased attendance and average ticket price resulting from continued positive customer responses to our recent investments in theatre amenities and pricing strategies, increased concession revenues, and increased pre-show advertising income compared to fiscal 2015C, partially offset by the fact that fiscal 2015C included an additional week of operations. In mid-December 2016, our theatre division acquired Wehrenberg Theatres® (which we refer to as Wehrenberg), a Midwestern theatre circuit consisting of 14 theatres with 197 screens, plus an 84,000 square foot retail center. Our theatre division revenues benefitted from two weeks of operation of these screens, but the benefit to our fiscal 2016 operating income was offset by one-time transaction costs related to this acquisition.

Operating results from our hotels and resorts division during fiscal 2016 were favorably impacted by several factors, including strong cost controls and increased revenue per available room for comparable hotels during fiscal 2016 compared to fiscal 2015C. In addition, operating income for our hotels and resorts division during fiscal 2016 compared to fiscal 2015C was favorably impacted by the fact that operating income during fiscal 2015C included a $2.6 million impairment charge related to one specific hotel. Conversely, operating results from our hotels and resorts division during fiscal 2016 compared to fiscal 2015C were unfavorably impacted by the fact that fiscal 2015C results included an additional week of operations and included results from the Hotel Phillips, which we sold in October 2015. Operating results from our hotels and resorts division during fiscal 2016 were also negatively impacted by reduced food and beverage revenues compared to fiscal 2015C, due in part to the fact that fiscal 2016 ended on December 29 and did not include New Year’s Eve, historically a very strong food and beverage day for our properties.

Operating losses from our corporate items, which include amounts not allocable to the business segments, increased during fiscal 2016 compared to fiscal 2015C primarily due to the fact that the prior year period was favorably impacted by the reimbursement of approximately $1.4 million of costs previously expensed related to a mixed-use retail development known as The Corners of Brookfield. Increased compensation expenses related to our improved operating results during fiscal 2016 compared to fiscal 2015C also contributed to increased operating losses from our corporate items in fiscal 2016, partially offset by the fact that fiscal 2015C corporate operating losses included one-time costs associated with the fiscal year-end change and costs related to the additional week of operations.

As described above, our additional week of operations during fiscal 2015C benefitted both of our operating divisions, negatively impacting comparisons of fiscal 2016 operating results to fiscal 2015C operating results. We estimate that the additional week beginning December 26, 2014 and ended January 1, 2015 contributed approximately $14.3 million in revenues and $4.8 million in operating income to fiscal 2015C. After interest expense and income taxes, we estimate that the extra week of operations contributed approximately $2.8 million to our fiscal 2015C net earnings, or $0.10 per diluted common share.

We recognized investment income of $298,000 during fiscal 2016 compared to investment income of $209,000 during fiscal 2015C. Investment income includes interest earned on cash and cash equivalents, as well as increases in the value of marketable securities and the cash surrender value of a life insurance policy. We currently do not expect investment income during fiscal 2017 to vary significantly compared to fiscal 2016.

Our interest expense totaled $9.2 million during fiscal 2016, a decrease of over $800,000, or 8.6%, compared to interest expense of $10.0 million during fiscal 2015C. The decrease in interest expense during fiscal 2016 was due primarily to a lower average interest rate, as certain principal payments we made on our fixed rate senior notes during fiscal 2016 were funded by borrowings on our revolving credit facility, which has a lower associated interest rate. A small decrease in our total borrowings during the majority of fiscal 2016 compared to fiscal 2015C also contributed to the decrease in interest expense during fiscal 2016.

We ended fiscal 2016 with higher borrowings than we had during the majority of the year due to our acquisition of Wehrenberg in mid-December 2016. In addition, on February 22, 2017, we issued $50 million of unsecured senior notes privately placed with three institutional lenders. We used the proceeds of the sale of such notes, which bear interest at 4.32% per annum and mature in 2027, to repay outstanding indebtedness and for general corporate purposes. A substantial portion of our total assets consist of long-term property and equipment and, as a result, we believe that the majority of our borrowings should be at fixed rates with longer terms. Based upon an expected increase in our average interest rate resulting from the new senior notes and the increase in our total borrowings as a result of the Wehrenberg acquisition, we currently believe our interest expense may increase during fiscal 2017 by approximately $1.5-$2.0 million, assuming no other changes to our total borrowings. Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.

We reported net losses on disposition of property, equipment and other assets of $844,000 during fiscal 2016, compared to approximately $1.2 million during fiscal 2015C. The majority of the losses during both periods were related to old theatre seats and other items disposed of in conjunction with our significant number of theatre renovations during the periods, partially offset by a gain on the sale of an unused parcel of land during fiscal 2016 and a small gain related to the sale of a former theatre during fiscal 2015C. The timing of our periodic sales and disposals of property, equipment and other assets results in variations each year in the gains or losses that we report on dispositions of property, equipment and other assets. We anticipate the potential for additional disposition losses resulting from theatre renovations, as well as disposition gains or losses from periodic sales of property, equipment and other assets, during fiscal 2017 and beyond. As discussed in more detail in the Current Plans section of this MD&A, we also may report significant gains in future years from the potential sale of existing hotel assets.

We reported net equity earnings from unconsolidated joint ventures of $301,000 during fiscal 2016 compared to net equity losses from unconsolidated joint ventures of $160,000 during fiscal 2015C. Net earnings/losses during the reported periods included our pro-rata share from two hotel joint ventures in which we had 15% and 11% ownership interests, respectively, as of December 29, 2016. During fiscal 2016, we ceased management of The Hotel Zamora and Castile Restaurant in St. Pete Beach, Florida and sold virtually all of our 10% minority ownership interest in the property. We have agreed to sell our remaining 0.49% interest during the next several years. This ownership interest and transaction did not significantly impact our financial results during the reported periods. Conversely, we expect the new Omaha Marriott Downtown at The Capitol District hotel currently under construction in Omaha, Nebraska to open in Summer 2017 – we will manage this hotel and we have a 10% minority ownership interest. We currently do not expect significant variations in net equity gains or losses from unconsolidated joint ventures during fiscal 2017 compared to fiscal 2016, unless we significantly increase or decrease the number of joint ventures in which we participate during fiscal 2017.

We include the operating results of two majority-owned hotels, The Skirvin Hilton and The Lincoln Marriott Cornhusker Hotel, in the hotels and resorts division revenue and operating income, and we add or deduct the after-tax net earnings or loss attributable to noncontrolling interests to or from net earnings on the consolidated statement of earnings. We reported net losses attributable to noncontrolling interests of $363,000 and $393,000, respectively, during fiscal 2016 and fiscal 2015C.

We reported income tax expense during fiscal 2016 of $23.0 million, an increase of approximately $3.6 million, or 18.4%, compared to income tax expense of $19.4 million during fiscal 2015C. Our effective income tax rate, after adjusting for losses from noncontrolling interests that are not tax-effected because the entities involved are tax pass-through entities, was 37.8% during fiscal 2016 and 38.7% during fiscal 2015C. We currently anticipate that our fiscal 2017 effective income tax rate will remain close to its historical range of 38-40%, excluding any changes in our liability for unrecognized tax benefits or potential changes in federal or state income tax rates.

Weighted-average shares outstanding were 28.0 million during fiscal 2016 and 27.9 million during fiscal 2015C. All per share data in this MD&A is presented on a diluted basis.

Transition Period versus Prior Year Comparable Period

Our revenues, operating income and net earnings for the 31-week Transition Period increased compared to the prior year comparable 30-week period (which we refer to as the prior year comparable period) due to improved operating results from both our theatre and hotels and resorts divisions, as well as the favorable impact of the additional week of operations. Operating results from our theatre division during the Transition Period were favorably impacted by increased attendance due primarily to a stronger film slate during the Transition Period and continued positive customer responses to our recent investments and pricing strategies, as well as increased concession revenues compared to the prior year comparable period. Operating results from our hotels and resorts division during the Transition Period were favorably impacted by several factors, including a higher average daily room rate, strong cost controls and reduced depreciation expense. Operating results from our corporate items, which include amounts not allocable to the business segments, were negatively impacted by one-time costs associated with the fiscal year-end change, costs related to the additional week of operations and increased compensation expenses related to our improved operating results during the Transition Period compared to the prior year comparable period.

Our additional 31st week of operations, beginning December 25, 2015 and ended on December 31, 2015, benefitted both of our operating divisions and contributed approximately $17.4 million in revenues and $6.2 million in operating income to our Transition Period. After interest expense and income taxes, we estimate that the extra week of operations contributed approximately $3.6 million to our Transition Period net earnings, or $0.13 per diluted common share.

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

Our interest expense totaled $9.9 million during fiscal 2015, a decrease of approximately $700,000, or 5.9%, compared to interest expense of $10.6 million during fiscal 2014. The decrease in interest expense during fiscal 2015 was due entirely to a lower average interest rate, as we had slightly higher total borrowings during fiscal 2015 compared to fiscal 2014. Our average interest rate was lower during fiscal 2015 due primarily to our decision to pay off an approximately $21 million fixed rate mortgage related to one of our hotels at the end of May 2014 using borrowings from our revolving credit facility.

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

We reported net equity losses from unconsolidated joint ventures of $186,000 during fiscal 2015 compared to net equity losses from unconsolidated joint ventures of $250,000 during the prior year. Losses during fiscal 2015 and 2014 included our pro-rata share from two hotel joint ventures in which we had 15% and 11% ownership interests, respectively, as well as a hotel joint venture that we entered into during fiscal 2015 in which we had a 10% ownership interest.

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

Current Plans

Our aggregate cash capital expenditures, acquisitions and purchases of interests in and contributions to joint ventures were approximately: (i) $147 million during fiscal 2016 compared to approximately $86 million during fiscal 2015C; (ii) $46 million during the Transition Period compared to approximately $35 million during the prior year comparable 30-week period; and (iii) $77 million during fiscal 2015 compared to $58 million during fiscal 2014. We currently anticipate that our fiscal 2017 capital expenditures may be in the $100-$120 million range, excluding any presently unidentified potential acquisitions that may arise during the year. We will, however, continue to monitor our operating results and economic and industry conditions so that we may adjust our plans accordingly.

Our current strategic plans include the following goals and strategies:

Theatres

•	Our current plans for growth in our theatre division include several opportunities for new theatres and screens. Late in our fiscal 2015 fourth quarter, we opened a theatre in Sun Prairie, Wisconsin, the Marcus Palace Cinema. Replacing an existing nearby theatre in Madison, Wisconsin, this new 12-screen theatre has exceeded our expectations, and we opened two additional screens at this location during the fourth quarter of fiscal 2016. During fiscal 2016, we purchased land and began construction on two new theatres. We expect to open a 10-screen theatre in Shakopee, Minnesota during the second quarter of fiscal 2017 that will feature all reserved DreamLoungerSM recliner seating in every auditorium, two UltraScreen DLX® auditoriums, a Zaffiro’s® Express and a Take FiveSM Lounge. We expect to open our first stand-alone all in-theatre dining location, an eight-screen theatre that will be branded BistroPlexSM, in Greendale, Wisconsin during the third quarter of fiscal 2017. In addition, we are looking for additional sites for potential new theatre locations in both new and existing markets.

•	In addition to building new theatres, we believe acquisitions of existing theatres or theatre circuits is also a viable growth strategy for us. In April 2016, we purchased a closed 16-screen theatre in Country Club Hills, Illinois, which is now our sixth theatre in the greater Chicago area, building on our strong presence in the Chicago southern suburbs. The purchase was part of an Internal Revenue Code §1031 like-kind exchange in which the tax gain from our October 2015 sale of the real estate related to the Hotel Phillips was deferred by reinvesting the applicable proceeds in replacement real estate within a prescribed time period. We opened the newly renovated theatre early in the fourth quarter of fiscal 2016. The renovation added DreamLounger recliner seating to all auditoriums, added one UltraScreen DLX auditorium and two SuperScreen DLX® auditoriums, as well as a Take Five Lounge and Reel Sizzle® outlet.

In December 2016, we acquired the assets of Wehrenberg, a family-owned and operated theatre circuit based in St. Louis, Missouri with 197 screens at 14 locations in Missouri, Iowa, Illinois and Minnesota. This acquisition increased our total number of screens by 29%. The movie theatre industry is very fragmented, with approximately 50% of United States screens owned by the three largest theatre circuits and the other 50% owned by approximately 800 smaller operators, making it very difficult to predict when acquisition opportunities may arise. We have engaged third-party assistance to actively help us seek additional potential acquisitions in the future. We do not believe that we are geographically constrained, and we believe that we may be able to add value to certain theatres through our various proprietary amenities and operating expertise.

•	We have invested nearly $185 million to further enhance the movie-going experience and amenities in new and existing theatres over the last three and one-half calendar years, with more investments planned for fiscal 2017. These investments include:

DreamLounger recliner additions. These luxurious, state-of-the-art recliners allow guests to go from upright to a full-recline position in seconds. These seat changes require full auditorium remodels to accommodate the necessary 84 inches of legroom, resulting in the loss of approximately 50% of the existing traditional seats in an average auditorium. To date, the addition of DreamLoungers has significantly increased attendance at each of our applicable theatres, outperforming nearby competitive theatres as well as growing the overall market attendance in most cases. We added DreamLounger recliner seats to seven more theatres during fiscal 2016. As a result, as of December 29, 2016, we offered all DreamLounger recliner seating in 21 theatres, representing approximately 42% of our company-owned, first-run theatres (excluding the newly-acquired Wehrenberg theatres). Including our premium, large format (PLF) auditoriums with recliner seating, as of December 29, 2016, we offered our DreamLounger recliner seating in approximately 48% of our company-owned, first-run screens (excluding the Wehrenberg screens), a percentage we believe to be the highest among the largest theatre chains in the nation. Currently, only one Wehrenberg theatre offers recliner seating in all of its auditoriums.

We are currently evaluating opportunities to add our DreamLounger premium seating to 12 to 18 additional theatres during fiscal 2017, including multiple Wehrenberg theatres, in addition to the two new fiscal 2017 theatres described above. The majority of these projects are expected to be completed during the second half of fiscal 2017, but it is certainly possible that several may carry over into fiscal 2018. As a result, by the end of fiscal 2017 or shortly thereafter, we may increase our percentage of total combined Marcus/Wehrenberg theatres with all-DreamLounger recliner seating to approximately 55-65% and our percentage of total combined Marcus/Wehrenberg company-owned, first-run screens with DreamLounger recliner seating to 60-70%.

UltraScreen DLX and SuperScreen DLX (DreamLounger eXperience) conversions. We introduced one of the first PLF presentations to the industry when we rolled out our proprietary UltraScreen® concept in 1999. During fiscal 2014, we introduced our UltraScreen DLX concept by combining our premium, large-format presentation with DreamLounger recliner seating and Dolby® Atmos™ immersive sound to elevate the movie-going experience for our guests. During the Transition Period, we completed the renovation of 17 existing screens into PLF auditoriums. During fiscal 2016, we opened two new UltraScreen DLX auditoriums at an existing theatre in Minnesota, completed conversion of one UltraScreen to an UltraScreen DLX at an existing theatre in Illinois, opened one new UltraScreen DLX auditorium and two new SuperScreen DLX auditoriums at our new Country Club Hills theatre described above, and converted four additional screens to SuperScreen DLX auditoriums at three existing theatres in Wisconsin and Illinois. Several of our new PLF screens in fiscal 2016 included the added feature of heated DreamLounger recliner seats. As of December 29, 2016, we had 23 UltraScreen DLX auditoriums, three traditional UltraScreens and 25 SuperScreen DLX auditoriums (slightly smaller screen than an UltraScreen but with the same DreamLounger seating and Dolby Atmos sound – a PLF presentation designed for smaller markets) at our theatre locations (excluding the recently acquired Wehrenberg theatres). We currently offer at least one PLF screen in approximately 64% of our first-run, company-owned theatres (excluding the recently acquired Wehrenberg theatres) – once again a percentage we believe to be the highest percentage among the largest theatre chains in the nation.

Three of the recently acquired Wehrenberg theatres feature IMAX® PLF screens. One Wehrenberg theatre features a proprietary MegaScreen PLF screen that we expect to convert to an UltraScreen DLX auditorium during fiscal 2017.

Our PLF screens generally have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens, and we charge a premium price to our guests for this experience. We are currently evaluating opportunities to convert up to eight additional screens at six existing theatres, including multiple Wehrenberg theatres, to UltraScreen DLX and SuperScreen DLX auditoriums during fiscal 2017, in addition to three new PLF auditoriums planned for the two new fiscal 2017 theatres described above.

Signature cocktail and dining concepts. We have continued to further enhance our food and beverage offerings within our existing theatres. We believe our 50-plus years of food and beverage experience in the hotel and restaurant businesses provides us with a unique advantage and expertise that we can leverage to further grow revenues in our theatres. The concepts we are expanding include:

•	Take Five Lounge and Take Five Express – these full-service bars offer an inviting atmosphere and a chef-inspired dining menu, along with a complete selection of cocktails, locally-brewed beers and wines. We opened two new Take Five Lounge outlets during the Transition Period and two Take Five Lounge concepts and one Take Five Express concept in fiscal 2016, increasing our number of original Marcus theatres with one of these concepts to 19 as of December 29, 2016, representing approximately 38% of our company-owned, first-run theatres (excluding the recently acquired Wehrenberg theatres). In addition, two Wehrenberg theatres offer a lounge concept that we expect to convert to one of our Take Five concepts during fiscal 2017. We are currently evaluating opportunities to add up to five additional Take Five Lounge or Take Five Express outlets to existing theatres, including multiple Wehrenberg theatres, during the second half of fiscal 2017, in addition to the two new fiscal 2017 theatres described above.

•	Zaffiro’s Express – these outlets offer lobby dining that includes appetizers, sandwiches, salads, desserts and our signature Zaffiro’s THINCREDIBLE® handmade thin-crust pizza. In select locations without a Take Five Lounge outlet, we offer beer and wine at the Zaffiro’s Express outlet. We opened five new Zaffiro’s Express outlets during the Transition Period and three new Zaffiro’s Express outlets during fiscal 2016, increasing our number of theatres with this concept to 22 as of December 29, 2016, representing approximately 44% of our company-owned, first-run theatres (excluding the recently acquired Wehrenberg theatres). We also operate three Zaffiro’s Pizzeria and Bar full-service restaurants. We are currently evaluating opportunities to add up to four additional Zaffiro’s Express outlets during the second half of fiscal 2017, including at multiple Wehrenberg theatres, and one at the new Shakopee theatre described above.

•	Reel Sizzle – our newest signature dining concept serves menu items inspired by classic Hollywood and the iconic diners of the 1950s. We offer Americana fare like burgers and chicken sandwiches prepared on a griddle behind the counter, along with chicken tenders, crinkle cut fries, ice cream and signature shakes. As of December 29, 2016, we operated five Reel Sizzle outlets, including four that we opened during fiscal 2016. We also operate one Hollywood Café at an existing theatre.

Five of the recently acquired Wehrenberg theatres offer in-lobby dining concepts, operating under names such as Fred’s Drive-In and Ronnie’s Drive-In. We expect to convert several of them to our Zaffiro’s Express and/or Reel Sizzle concepts during fiscal 2017, and we are evaluating additional opportunities to add Reel Sizzle outlets to existing theatres.

•	Big Screen Bistro – this concept offers full-service, in-theatre dining with a complete menu of drinks and chef-prepared salads, sandwiches, entrées and desserts. We currently offer this concept at six theatres in 21 total auditoriums (including one theatre and five screens managed for another owner). In addition to our above-described plans to build our first stand-alone all in-theatre dining location with eight screens, we plan to convert five to seven auditoriums currently providing in-theatre dining at three Wehrenberg theatres under the name Five Star Lounge to our Big Screen Bistro concept during fiscal 2017. We will also continue to evaluate additional opportunities to expand this concept in the future.

•	With each of these strategies, our goal continues to be to introduce and create entertainment destinations that further define and enhance the customer value proposition for movie-going. We also will continue to maintain and enhance the value of our existing theatre assets by regularly upgrading and remodeling our theatres in order to keep them fresh. In order to accomplish the strategies noted above, we currently anticipate that our fiscal 2017 capital expenditures in this division may total approximately $80-$95 million, including approximately $40 million of capital expenditures attributable to capital projects initiated during fiscal 2016, but excluding any potential additional acquisitions that we may complete.

•	In addition to the growth strategies described above, our theatre division continues to focus on multiple strategies designed to further increase revenues and improve the profitability of our existing theatres. These strategies include various cost control efforts, as well as plans to expand ancillary theatre revenues, such as pre-show advertising, lobby advertising, additional corporate and group sales, sponsorships and alternate auditorium uses.

•	We also have several customer-focused strategies designed to elevate our consumer knowledge, expectation and connection, and provide us with a competitive advantage and the ability to deliver improved financial performance. These strategies include the following:

Marketing initiatives. We rolled out a “$5 Tuesday” promotion at every theatre in our circuit in mid-November 2013. Coupled with a free 44-oz popcorn for everyone for the first five months of the program (subsequently offered only to our loyalty program members) and an aggressive marketing campaign, our goal was to increase overall attendance by reaching mid-week value customers who may have reduced their movie-going frequency or stopped going to the movies because of price. We have seen our Tuesday attendance increase dramatically since the introduction of the $5 Tuesday promotion, and attendance has continued to grow during the subsequent years of the promotion. We believe this promotion has created another “weekend” day for us, without adversely impacting the movie-going habits of our regular weekend customers. The newly-acquired Wehrenberg theatres previously offered a discounted price on Tuesday nights, but we immediately introduced our $5 Tuesday promotion with the free popcorn for loyalty members upon acquiring the theatres and believe that there is an opportunity to significantly improve Tuesday performance at these theatres in the future. We also offer a “$5 Student Thursday” promotion at 36 locations that has been well received by that particular customer segment.

Loyalty program. We launched a new, what we believe to be best-in-class, customer loyalty program called Magical Movie Rewards on March 30, 2014. Designed to enhance the movie-going experience for our customers, the response to this program has exceeded our expectations. We currently have approximately 1.8 million members enrolled in the program. More than 40% of all transactions in our theatres since program inception have been completed by registered members of the loyalty program. The program allows members to earn points for each dollar spent and access special offers available only to members. The rewards are redeemable at the box office, concession stand or at the many Marcus Theatres food and beverage venues. In addition, we have partnered with Movio, a global leader in data analysis for the cinema industry, to allow more targeted communication with our loyalty members. The software provides us with insight into customer preferences, attendance habits and general demographics, which will help us deliver customized communication to our members. In turn, members of this program can enjoy and plan for a more personalized movie-going experience. The program also gives us the ability to cost effectively promote non-traditional programming and special events, particularly during non-peak time periods. We believe that this will result in increased movie-going frequency, more frequent visits to the concession stand, increased loyalty to Marcus Theatres and ultimately, improved operating results. The recently acquired Wehrenberg theatres offers a loyalty program to their customers that currently has approximately 200,000 members. We plan on converting these members to our Magical Movie Rewards program during fiscal 2017.

Technology enhancements. We have enhanced our mobile ticketing capabilities and added the Magical Movie Rewards loyalty program to our downloadable Marcus Theatres mobile application. We have redesigned our marcustheatres.com website and continued to install additional theatre-level technology, such as new ticketing kiosks and digital menu boards and concession advertising monitors. Each of these enhancements is designed to improve customer interactions, both at the theatre and through mobile platforms and other electronic devices.

•	The addition of digital technology throughout our circuit (we offer digital cinema projection on 100% of our first-run screens) has provided us with additional opportunities to obtain non-motion picture programming from other new and existing content providers, including live and pre-recorded performances of the Metropolitan Opera, as well as sports, music and other events, at many of our locations. We offer weekday alternate programming at many of our theatres across our circuit. The special programming includes classic movies, live performances, comedy shows and children’s performances. We believe this type of programming is more impactful when presented on the big screen and provides an opportunity to continue to expand our audience base beyond traditional moviegoers.

•	In addition, digital 3D presentation of films continued to positively contribute to our box office receipts during the periods presented in this Annual Report on Form 10-K. As of December 29, 2016, we had the ability to offer digital 3D presentations in 259, or approximately 31%, of our first-run screens, including the vast majority of our UltraScreens. We have the ability to increase the number of digital 3D capable screens we offer to our guests in the future as needed, based on the number of digital 3D films anticipated to be released during future periods and our customers’ response to these 3D releases.

Hotels and Resorts

•	Our hotels and resorts division is actively seeking opportunities to increase the number of rooms under management. The goal of our hotel investment business, MCS Capital, under the direction of a well-respected industry veteran with extensive hotel acquisition and development experience, is to seek opportunities where we may act as an investment fund sponsor, joint venture partner or sole investor in acquiring additional hotel properties. We continue to believe that opportunities to acquire high-quality hotels at reasonable valuations will be present in the future for well-capitalized companies, and we believe that there are partners available to work with us when the appropriate hotel assets are identified. We have a number of potential growth opportunities that we are evaluating.

•	We also continue to pursue additional management contracts for other owners, some of which may include small equity investments similar to the investments we have made in the past with strategic equity partners. Although total revenues from an individual hotel management contract are significantly less than from an owned hotel, the operating margins are generally significantly higher due to the fact that all direct costs of operating the property are typically borne by the owner of the property. Management contracts provide us with an opportunity to increase our total number of managed rooms without a significant investment, thereby increasing our returns on equity. During fiscal 2016, we expanded our hotel development team with the addition of a senior executive experienced in operations, business development, marketing, feasibility and valuation. During the Transition Period, we became a minority investor and manager of the new Omaha Marriott Downtown at The Capitol District hotel currently under construction in Omaha, Nebraska. We are currently providing technical consulting and pre-opening services during the construction phase, with the hotel currently scheduled to open in Summer 2017.

•	Unlike our theatre assets, where the majority of our return on investment comes from the annual cash flow generated by operations, a portion of the return on our hotel investments is derived from effective portfolio management, which includes determining the proper branding strategy for a given asset along with the proper level of investment and upgrades, as well as identifying an effective divestiture strategy for the asset when appropriate. During fiscal 2015, we converted our company-owned Four Points by Sheraton Chicago Downtown/Magnificent Mile property into one of the first AC Hotels by Marriott in the United States. We believe this stylish, urban lifestyle brand, which was originally launched in Europe and now includes nearly 80 hotels, is a perfect fit for our Chicago location. We recently extended our current franchise agreement on another of our owned hotels, the InterContinental Milwaukee, which now expires in January 2018. We are currently evaluating our options for this hotel, which could include extending the current brand, converting to a brand or independent hotel, or selling the hotel and retaining management.

•	We have been very opportunistic in our past hotel investments as we have, on many occasions, acquired assets at favorable terms and then improved the properties and operations to create value. We will continue to periodically explore opportunities to monetize one or more owned hotels. We will consider many factors as we actively review opportunities to execute this strategy, including income tax considerations, the ability to retain management, pricing and individual market considerations. We evaluate strategies for our hotels on an asset-by-asset basis. We have not set a specific goal for the number of hotels that may be considered for this strategy, nor have we set a specific timetable. It is very possible that we may sell a particular hotel or hotels during fiscal 2017 or beyond if we determine that such action is in the best interest of our shareholders. In October 2015, we sold the Hotel Phillips in Kansas City, Missouri for $13.1 million of net proceeds. The Hotel Phillips was the smallest of our company-owned hotels, both in revenues and operating income.

•	Our fiscal 2017 plans for our hotels and resorts division also include continued reinvestment in our existing properties to maintain and enhance their value. In addition to the major renovation at our Chicago hotel described above, we have recently made significant investments in our Pfister Hotel in Milwaukee, Wisconsin, and The Lincoln Marriott Cornhusker Hotel, in Lincoln, Nebraska. We also managed an extensive remodeling of the Westin® Atlanta Perimeter North in Atlanta, Georgia, which we completed in Fall 2014 (we are a minority partner in a joint venture that owns the Westin Atlanta). During fiscal 2016, we made additional reinvestments in The Skirvin Hilton hotel, and we expanded our centralized laundry facility in order to increase our capacity to serve non-company owned businesses. We also began construction on a project that will add 29 spacious, all-season villas to the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin. This multi-million dollar investment is designed to enhance the resort experience for travelers who want expanded, upscale accommodations and will increase our total combined units at this top Midwest destination property to more than 600 (including the Timber Ridge Lodge) when the Villas open in mid-2017. Including possible growth opportunities currently being evaluated, we believe our total fiscal 2017 hotels and resorts capital expenditures may total approximately $20-$25 million, excluding any additional presently unidentified possible acquisitions.

•	In addition to the growth strategies described above, our hotels and resorts division continues to focus on several strategies that are intended to further grow the division’s revenues and profits. These include leveraging our food and beverage expertise for growth opportunities and growing our catering and events revenues. Early in the Transition Period, we purchased the SafeHouse® in Milwaukee, Wisconsin, adding another restaurant brand to our portfolio. The SafeHouse is an iconic, spy-themed restaurant and bar that has operated in Milwaukee for nearly 50 years. During fiscal 2016, we completed a significant renovation of the Milwaukee SafeHouse and began construction on a new SafeHouse restaurant and bar in downtown Chicago, Illinois, adjacent to our AC Chicago Downtown Hotel. The new location opened on March 1, 2017. We also opened a complimentary business capitalizing on the popularity of team escape games, the EscapeHouse Chicago, in November 2016, next door to the new SafeHouse. Our current focus is on ensuring the success of our first new SafeHouse, but we anticipate exploring additional opportunities to expand this concept in the future.

•	We have also invested in sales, revenue management and internet marketing strategies in an effort to further increase our profitability, as well as human resource and cost improvement strategies designed to achieve operational excellence and improved operating margins. We are focused on developing our customer service delivery and technology enhancements to improve customer interactions through mobile platforms and other customer touch points.

•	We have taken our highly awarded web development team and created a new business unit to be managed by the hotels and resorts division called Graydient Creative. Graydient leverages our expertise in digital marketing, creating a new profit center for the division by seeking new external customers. Services provided by Graydient include, but are not limited to, website design and development, branding and print design, and social media management.

Corporate

•	We periodically review opportunities to make investments in long-term growth opportunities that may not be entirely related to our two primary businesses, such as the previously-described Corners of Brookfield project. During the Transition Period, we purchased a riverfront parcel of land in downtown Milwaukee with significant development potential. The land purchase was part of an Internal Revenue Code §1031 tax-deferred like-kind exchange in conjunction with our sale of the Hotel Phillips. Various plans for a mixed-use development on this land that are under consideration include a movie theatre, office space, retail and/or residential component. In addition, during fiscal 2016, the city of Milwaukee requested proposals for a parcel of land across the street from our Hilton Milwaukee City Center hotel. We responded to that request with a proposed plan for a mixed-use project that would expand the number of rooms operated by the Hilton, add a residential component and provide a transit center for a city-proposed streetcar extension. This was a preliminary proposal and an expansion of the city’s convention center would be a prerequisite for any action on this proposal, if our proposal were to be selected by the city. Both of the above-described projects have many open issues that would have to be resolved before we would consider moving forward and, like The Corners of Brookfield, we would consider bringing on a partner or partners on these projects if they were to proceed. We do not expect any substantial capital expenditures to be incurred on these projects during fiscal 2017.

•	In addition to operational and growth strategies in our operating divisions, we continue to seek additional opportunities to enhance shareholder value, including strategies related to our dividend policy, share repurchases and asset divestitures. We increased our regular quarterly common stock cash dividend by 10.5% during the fourth quarter of fiscal 2015, another 7.1% during the first quarter of fiscal 2016 and 11.1% during the first quarter of fiscal 2017. We also have repurchased approximately 3.9 million shares of our common stock during the last five-plus fiscal years under our existing Board of Directors stock repurchase authorizations. We will also continue to evaluate opportunities to sell real estate when appropriate, allowing us to benefit from the underlying value of our real estate assets. When possible, we will attempt to avail ourselves of the provisions of Internal Revenue Code §1031 related to tax-deferred like-kind exchange transactions. In addition to the sale of a former theatre parcel in Madison, Wisconsin and/or selected hotels in our portfolio, we plan to evaluate opportunities to sell additional out-parcels at several owned theatre developments, as well as other non-operating and/or non-performing real estate in our portfolio.

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

Theatres

Our oldest and most profitable division is our theatre division. The theatre division contributed: (i) 60.3% of our consolidated revenues and 83.1% of our consolidated operating income, excluding corporate items, during fiscal 2016, compared to 57.7% and 82.8%, respectively, during fiscal 2015C; (ii) 56.4% and 68.2%, respectively, during the Transition Period, compared to 51.8% and 65.3%, respectively, during the prior year comparable period; and (iii) 55.2% and 83.8%, respectively, during fiscal 2015, compared to 54.3% and 74.3%, respectively, during fiscal 2014. The theatre division operates motion picture theatres in Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota and Ohio, and a family entertainment center in Wisconsin. The following tables set forth revenues, operating income, operating margin, screens and theatre locations for fiscal 2016, the unaudited prior year comparable 53-week period ended December 31, 2015 (F2015C), the Transition Period (TP), the unaudited prior year comparable 30-week period ended December 25, 2014 (PY), and the prior two fiscal years:

			Change F16 v. F15C
	F2016	F2015C	Amt.	Pct.
	(in millions, except percentages)
Revenues	$328.2	$306.7	$21.5	7.0%
Operating income	$71.8	$62.9	$8.9	14.1%
Operating margin	21.9%	20.5%

			Change TP v. PY
	TP	PY	Amt.	Pct.
	(in millions, except percentages)
Revenues	$182.8	$145.3	$37.5	25.8%
Operating income	$37.2	$27.7	$9.5	34.1%
Operating margin	20.3%	19.1%

			Change F15 v. F14
	F2015	F2014	Amt.	Pct.
	(in millions, except percentages)
Revenues	$269.2	$243.2	$26.0	10.7%
Operating income	$53.5	$46.5	$7.0	15.1%
Operating margin	19.9%	19.1%

Number of screens and locations at period-end (1) (2)	F2016	TP	F2015	F2014
Theatre screens	885	668	681	685
Theatre locations	68	53	55	55
Average screens per location	13.0	12.6	12.4	12.5

(1)	Includes 11 screens at two locations managed for other owners in all four periods.
(2)	Includes 25 budget screens at three locations at the end of fiscal 2016, 15 budget screens at two locations at the end of the Transition Period and 28 budget screens at four locations in the two prior years. Compared to first-run theatres, budget theatres generally have lower box office revenues and associated film costs, but higher concession sales as a percentage of box office revenues.

The following tables provide a further breakdown of the components of revenues for the theatre division for fiscal 2016, the unaudited prior year comparable 53-week period ended December 31, 2015 (F2015C), the Transition Period (TP), the unaudited comparable prior year 30-week period ended December 25, 2014 (PY) and the prior two fiscal years:

			Change F16 v. F15C
	F2016	F2015C	Amt.	Pct.
	(in millions, except percentages)
Box office revenues	$186.8	$176.3	$10.5	6.0%
Concession revenues	121.0	115.1	5.9	5.1%
Other revenues	20.4	15.3	5.1	33.3%
Total revenues	$328.2	$306.7	$21.5	7.0%

			Change TP v. PY
	TP	PY	Amt.	Pct.
	(in millions, except percentages)
Box office revenues	$104.6	$85.6	$19.0	22.2%
Concession revenues	69.2	52.9	16.3	30.9%
Other revenues	9.0	6.8	2.2	31.5%
Total revenues	$182.8	$145.3	$37.5	25.8%

			Change F15 v. F14
	F2015	F2014	Amt.	Pct.
	(in millions, except percentages)
Box office revenues	$157.3	$146.0	$11.3	7.7%
Concession revenues	98.7	84.1	14.6	17.5%
Other revenues	13.2	13.1	0.1	0.7%
Total revenues	$269.2	$243.2	$26.0	10.7%

Fiscal 2016 versus Fiscal 2015C

Our theatre division fiscal 2016 revenues and operating income increased by 7.0% and 14.1%, respectively, compared to fiscal 2015C due primarily to an increase in total theatre attendance at comparable theatres, an increase in our average ticket price, our continued expansion of non-traditional food and beverage items in our theatres, and an increase in pre-show advertising income, partially offset by the fact that fiscal 2015C included an additional week of operations. The additional week of operations, which included the week between Christmas and New Year’s Day in 2014 (historically, one of the busiest weeks of the year), contributed approximately $10.7 million and $4.2 million, respectively, to our theatre division revenues and operating income during fiscal 2015C. Excluding the additional week from our fiscal 2015C results, we estimate that our fiscal 2016 theatre division revenues and operating income would have increased by 10.9% and 22.2%, respectively, compared to a comparable 52-week year (including the recently-acquired Wehrenberg theatres). Excluding the recently acquired Wehrenberg theatres during fiscal 2016 and the additional week of operations during fiscal 2015C, fiscal 2016 theatre division revenues increased 9.1% and operating income increased 22.9% compared to the prior year comparable theatres during a comparable 52-week year.

On December 16, 2016, we acquired 14 owned and/or leased movie theatres in Missouri, Iowa, Illinois and Minnesota, along with Ronnie’s Plaza, an 84,000 square foot retail center in St. Louis, Missouri, from Wehrenberg and its affiliated entities for a purchase price of approximately $65 million, plus normal closing adjustments and less a negative net working capital balance that we assumed in the transaction. We funded the transaction using available borrowings under our existing credit facility. We expect the acquisition will be accretive to both fiscal 2017 earnings and cash flow. In conjunction with this transaction, we acquired the underlying real estate for six of the theatre locations as well as the retail center. The remaining leased locations include several leases that have been classified as capital leases. Nine of the 14 acquired Wehrenberg theatres operate in the greater St. Louis area. The Wehrenberg theatres contributed approximately $5.1 million and $(450,000), respectively, to our theatre division revenues and operating income for the two weeks that we owned them during fiscal 2016. The operating loss from the acquired theatres is due to approximately $2.0 million in one-time acquisition related expenses.

Total theatre attendance increased 1.9% during fiscal 2016 compared to fiscal 2015C. Excluding the recently acquired Wehrenberg theatres during fiscal 2016 and the additional week of operations during fiscal 2015C, fiscal 2016 attendance at our comparable theatres increased approximately 4.3% compared to the prior year. The following table indicates our percentage change in comparable theatre attendance during each of the interim periods of fiscal 2016 compared to the same periods during fiscal 2015C. In addition, the table compares the percentage change in our fiscal 2016 box office revenues (compared to the periods in fiscal 2015C that most closely align to this fiscal year on the calendar) to the corresponding percentage change in the United States box office receipts during the same periods (as compiled by us from data received from Rentrak, a national box office reporting service for the theatre industry). For attendance comparison purposes, percentage change data noted for the fourth quarter and total columns exclude the recently acquired Wehrenberg theatres during fiscal 2016 and the additional week of operations during fiscal 2015C. For comparisons to the national box office, we compared each quarter’s Marcus box office revenues (excluding the acquired theatres) to the weeks in fiscal 2015C that most closely align to this fiscal year on the calendar, including 13 weeks during the fourth quarter and 52 weeks for the total, in order to compare the same number of weeks:

	Change F16 v. F15C
	1st Qtr.		2nd Qtr.		3rd Qtr.		4th Qtr.		Total

Pct. change in Marcus theatre attendance	+2.3%		-6.9%		+14.7%		+1.0%		+4.3%

Pct. change in Marcus box office revenues	+19.1%		-5.9%		+25.2%		+3.2%		+8.2%
Pct. change in U.S. box office revenues	+13.3%		-10.4%		+14.7%		-5.8%		+1.8%
Marcus outperformance v. U.S.	+5.8	pts	+4.5	pts	+10.5	pts	+9.0	pts	+6.4	pts

We outperformed the industry during fiscal 2016 by over six percentage points, and we have outperformed the industry during 12 of the last 13 interim periods. We believe our continued outperformance of the industry is attributable to the investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies that have increased attendance, including our $5 Tuesday promotion and our customer loyalty program (all of which are described in the Current Plans section of this MD&A).

Theatre attendance and corresponding box office revenues vary significantly from quarter to quarter due to a variety of factors. As evidenced by the change in United States box office revenues, our fiscal 2016 first and third quarter box office revenues and attendance were impacted by a stronger slate of movies compared to the same quarters during fiscal 2015C. Conversely, our fiscal 2016 second and fourth quarter box office revenues and attendance were impacted by a weaker slate of movies compared to the same quarters during fiscal 2015C. Comparisons to the second quarter of fiscal 2015C were negatively impacted by the fact that Easter (a historically strong period for movies) was in March during fiscal 2016 and in April during fiscal 2015C. In addition, fiscal 2015C second quarter results were favorably impacted by one of the highest grossing domestic films of all time – Jurassic World. Comparisons to the fourth quarter of fiscal 2015C were negatively impacted by the fact that the prior year fourth quarter included the highest grossing domestic film of all time, Star Wars: The Force Awakens, although the strong performance of Rogue One: A Star Wars Story during the fourth quarter of fiscal 2016 lessened the impact of that difficult comparison.

Conversely, a stronger slate of movies during the first quarter of fiscal 2016, including the surprise hit Deadpool and the strong holdover from Star Wars: The Force Awakens, and during the third quarter of fiscal 2016, including strong animated films Finding Dory and The Secret Life of Pets, contributed to the significant improvement in attendance and box office performance during those periods compared to the same periods of the prior year. We also believe a combination of several additional factors contributed to our increases in attendance and our above-described industry outperformance. In addition to the $5 Tuesday promotion that continued to perform better than the prior year comparable period, our fiscal 2016 attendance was favorably impacted by increased attendance at our theatres that have added our spacious new DreamLounger recliner seating during the past two and one-half years. We also continue to recognize the benefits of our previously-described customer loyalty program.

Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of a reasonably lengthy “window” between the date a film is released in theatres and the date a film is released to other channels, including video on-demand (VOD) and DVD. These are factors over which we have no control. The national DVD release window decreased during calendar 2016 to 107 days compared to the approximately 110-130 days that had been in place for the previous nine or more calendar years. Many current films are now released to ancillary markets within 75-90 days, and more than one studio has been discussing their interest in creating a new, shorter premium VOD window. We have expressed our concerns to the studios regarding the impact that a shortened DVD or VOD release window may have on future box office receipts. We have also indicated that we would seek adjustments in the current financial arrangements we have with film studios in the event that the film studios implement shorter release windows.

We believe that the most significant factor contributing to variations in theatre attendance during fiscal 2016, as in other periods, was the quantity and quality of films released during the respective periods compared to the films released during the same periods of the prior year. Blockbusters (generally defined as films grossing more than $100 million nationally) accounted for a slightly decreased percentage of our total box office revenues during fiscal 2016, with our top 15 performing films accounting for 43% of our fiscal 2016 box office revenues compared to 44% during fiscal 2015C. The following five top performing fiscal 2016 films accounted for nearly 20% of the total box office revenues for our circuit: Rogue One: A Star Wars Story, Finding Dory, The Secret Life of Pets, Deadpool and Captain America: Civil War. The top two films on this list, Rogue One: A Star Wars Story and Finding Dory, are currently the #7 and #8 highest grossing domestic films of all time. The fact that the top two performing films during fiscal 2015C, Star Wars: The Force Awakens and Jurassic World, are currently the #1 and #4 highest grossing domestic films of all time, is an indication that the overall film slate during fiscal 2016 was less dependent upon one or two films.

The quantity of wide-release films shown in our theatres and number of wide-release films provided by the seven major studios increased during fiscal 2016 compared to fiscal 2015C. A film is generally considered “wide release” if it is shown on over 600 screens nationally, and these films generally have the greatest impact on box office receipts. We played 133 wide-release films (including 33 digital 3D films) at our theatres during fiscal 2016 compared to 113 wide-release films (including 26 digital 3D films) during fiscal 2015C. In total, we played 253 films and 144 alternate content attractions at our theatres during fiscal 2016 compared to 227 films and 107 alternate content attractions during the prior year comparable period. Based upon projected film and alternate content availability, we currently estimate that we may show an increased number of films and alternate content events on our screens during fiscal 2017 compared to fiscal 2016. There are currently approximately 29 digital 3D films scheduled to be released by the film industry during our fiscal 2017, although we anticipate that additional 3D films may be announced at a later date.

During fiscal 2016, our average ticket price increased 3.9% compared to fiscal 2015C. Excluding the impact of the Wehrenberg theatres and new screens added during fiscal 2016, the increase in average ticket price contributed all of the increase in our box office receipts for comparable theatres during fiscal 2016 compared to fiscal 2015C (including the additional week of operations during fiscal 2015C). The increase was partially attributable to modest price increases we implemented in January and November 2016. In addition, the fact that we have increased our number of premium large format (PLF) screens, with a corresponding price premium, also contributed to our increased average ticket price during fiscal 2016. Conversely, we believe that a change in film product mix had a negative impact on our average ticket price during fiscal 2016, as two of our top three films during fiscal 2016 were animated family movies (resulting in a higher percentage of lower-priced children’s tickets sold, compared to more adult-oriented and R-rated films that typically result in a higher average ticket price), compared to no animated family films among the top four films during fiscal 2015C. The percentage of our total box office receipts attributable to 3D presentations during fiscal 2016 was similar to the percentage of our total box office receipts attributable to 3D presentations during fiscal 2015C, meaning that we don’t believe that 3D films had an impact on our change in average ticket price during fiscal 2016 (a higher percentage of 3D films can result in a higher average ticket price due to the premium price associated with 3D).

We currently expect our average ticket price to increase during fiscal 2017, driven in part by our increasing number of PLF screens that generate premium pricing and a modest price increase we introduced in November 2016. We do not expect the recently acquired Wehrenberg theatres to have a significant impact on our overall average ticket price, as they operate in markets very similar to our existing circuit with similar pricing, and any decreases in average ticket price that may result from a broad roll-out of our $5 Tuesday promotion at the Wehrenberg theatres will likely be offset by modest increases in pricing after we introduce our DreamLounger recliner seating to selected Wehrenberg theatres.

Our average concession sales per person at comparable theatres (excluding the Wehrenberg theatres) increased 3.2% during fiscal 2016 compared to fiscal 2015C. Pricing, concession/food and beverage product mix and film product mix are the three primary factors that impact our concession sales per person. A change in concession product mix, including increased sales of higher priced non-traditional food and beverage items from our increasing number of Take Five Lounges, Zaffiro’s Express and Reel Sizzle outlets, as well as modest selected price increases we introduced in November 2016, were the primary reasons for our increased average concession sales per person during fiscal 2016. Conversely, although animated family films generally have a favorable impact on traditional concession sales, as these types of films typically result in stronger traditional concession sales compared to more adult-oriented films, we believe that the above described change in film product mix during fiscal 2016 slowed the growth of our overall average concession sales per person, as animated and family-oriented films tend not to contribute to sales of non-traditional food and beverage items as much as adult-oriented films. We currently expect to report increases in our average concession sales per person during fiscal 2017 compared to fiscal 2016 due to our increased number of non-traditional food and beverage outlets and the modest price increases introduced in November 2016, although as noted above, several factors may impact our actual results in this key metric. Excluding the impact of the Wehrenberg theatres and new screens added during fiscal 2016, the increase in average concession sales per person contributed all of the increase in our concession revenues for comparable theatres during fiscal 2016 compared to fiscal 2015C (including the additional week of operations during fiscal 2015C).

Operating margin for our theatre division increased to 21.9% for fiscal 2016, compared to 20.5% for fiscal 2015C. Excluding the additional week of operations, our fiscal 2015C theatre division operating margin was actually an even lower 19.8%. Our theatre division had an active cost savings initiative (CSI) in place that achieved cost savings in excess of $2 million during fiscal 2016, favorably impacting our fiscal 2016 operating margin. Increased attendance also generally favorably impacts our operating margin, particularly because the increased attendance has the effect of increasing our high-margin concession revenues and because fixed expenses become a lower percentage of revenues. The fact that the percentage of our box office revenues attributable to our highest grossing films did not change significantly during fiscal 2016 compared to fiscal 2015C contributed to relatively unchanged film costs during fiscal 2016. Higher grossing blockbuster films have historically had a higher film cost as a percentage of box office revenues than lower grossing films and, therefore, our operating margin often is negatively impacted when we have a greater number of higher grossing films. Conversely, if a greater portion of our concession revenues is the result of the sale of non-traditional food and beverage items that typically have a higher product cost compared to traditional concession items, operating margins may be negatively impacted to a small extent. Any such impact during fiscal 2016 was offset by the impact of our higher attendance.

Other revenues, which include management fees, pre-show advertising income, family entertainment center revenues, surcharge revenues and gift card breakage income, may also impact operating margin. During fiscal 2016, other revenues increased significantly compared to fiscal 2015C due to an increase in internet surcharge ticketing revenues (primarily as a result of increased advanced ticket sales) and increased pre-show advertising income. Our agreement with our current advertising provider, Screenvision, included a provision for a one-time incentive payment if a defined cumulative attendance milestone was reached within a defined time period. We reached this milestone during our fiscal 2016 fourth quarter. As a result, our operating results during the fourth quarter of fiscal 2016 were favorably impacted by a significant one-time $3.3 million payment.

We opened two new UltraScreen DLX auditoriums at an existing theatre in Minnesota in February 2016 and two new screens at an existing theatre in Wisconsin in November 2016. As noted above, we also opened a new 16-screen theatre in Illinois in October 2016. We did not close any theatres during fiscal 2016, but we did close two budget-oriented theatres with 13 screens during fiscal 2015C.

Box office revenues at comparable theatres during the first quarter of fiscal 2017 through the date of this report have increased compared to the prior year comparable period due to a stronger film slate. We have continued to outperform the industry during this time period. Strong performances from fiscal 2016 holdover films such as Rogue One: A Star Wars Story, Sing and La La Land, as well as new films such as Hidden Figures, Split, The LEGO Batman Movie, Fifty Shades Darker, Logan and Kong: Skull Island have contributed positively to our early fiscal 2017 results. The expected film slate for the remainder of fiscal 2017 includes films from well-known series such as Beauty and the Beast, Fast and Furious, Guardians of the Galaxy, Pirates of the Caribbean, Wonder Woman, Cars, Transformers, Despicable Me, Spider-Man, Planet of the Apes, Alien, Thor, Justice League and Pitch Perfect, and the year ends with the expected December blockbuster, Star Wars: The Last Jedi. Generally, an increase in the quantity of films released, particularly from the seven major studios, increases the potential for more blockbusters in any given year, as does an increase in the quantity of films from established film series such as those listed above.

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

We outperformed the industry during the Transition Period by nearly four percentage points. We believe our performance during the second quarter of the Transition Period was negatively impacted by a significant number of screens out of service for upgrades during the period. Despite the screens out of service, we would have outperformed the industry during the second quarter of the Transition Period if not for a difficult comparison for one particular week during the period. We believe that comparisons to that particular week in October were negatively impacted by the fact that there was not a Green Bay Packer game during that weekend in the prior year comparable period. In our largest revenue-generating state, Wisconsin, the timing of Packer football games can make a difference in weekly year-over-year comparisons. We believe this outperformance of others in the industry is attributable to the investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies that have increased attendance, including our $5 Tuesday promotion and our new customer loyalty program (all of which are described in the Current Plans section of this MD&A).

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

Conversely, a stronger slate of summer movies during the first quarter, and the record performance of Star Wars: The Force Awakens during the last five weeks of the Transition Period contributed to the significant improvement in attendance and box office performance during those periods compared to the same periods of the prior year. We also believe a combination of several additional factors contributed to this significant increase in attendance and our above-described industry outperformance. In addition to the $5 Tuesday promotion that continued to perform better than the prior year comparable period, our Transition Period attendance was favorably impacted by increased attendance at 14 theatres that have added our spacious new DreamLounger electric all-recliner seating during the past two and one-half years. We also believe that we were beginning to recognize the benefits of our previously-described customer loyalty program.

We believe that the most significant factor contributing to variations in theatre attendance during the Transition Period, as in other periods, was the quantity and quality of films released during the respective periods compared to the films released during the same periods of the prior year. Blockbusters accounted for an increased percentage of our total box office revenues during the Transition Period, with our top 15 performing films accounting for 58% of our Transition Period box office revenues compared to 50% during the comparable period of fiscal 2015. The following five top performing Transition Period films accounted for over 35% of the total box office revenues for our circuit: Star Wars: The Force Awakens, Jurassic World, Inside Out, Minions and The Hunger Games: Mockingjay – Part 2. The top two films on this list, Star Wars and Jurassic World, are currently the #1 and #4 highest grossing domestic films of all time.

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

Our average concession sales per person increased 10.7% during the Transition Period compared to the prior year comparable period. Pricing, concession/food and beverage product mix and film product mix are the three primary factors that impact our concession sales per person. Selected price increases introduced in mid-October 2014 and a change in concession product mix, including increased sales of higher priced non-traditional food and beverage items from our increasing number of Take Five Lounges, Zaffiro’s Express and Reel Sizzle outlets and Big Screen Bistros, were the primary reasons for our increased average concession sales per person during the Transition Period. In addition, the fact that two of our top four films during the first quarter of the Transition Period were animated family movies (Inside Out and Minions), compared to a film slate during the first quarter of the comparable prior year period that was lacking in strong family-oriented movies, also likely contributed to a larger (13.1%) increase in concession sales per person during the first quarter of the Transition Period. These types of films typically result in stronger concession sales compared to more adult-oriented films. The increase in average concession sales per person contributed approximately $6.1 million, or approximately 56%, of the increase in our concession revenues for comparable theatres during the Transition Period compared to the prior year comparable period, excluding the impact of the additional week of operations.

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

Hotels and Resorts

The hotels and resorts division contributed: (i) 39.6% of our consolidated revenues and 16.9% of our consolidated operating income, excluding corporate items, during fiscal 2016, compared to 42.2% and 17.2%, respectively, during fiscal 2015C; (ii) 43.5% and 31.8%, respectively, during the Transition Period, compared to 48.1% and 34.7%, respectively, during the prior year comparable period; and (iii) 44.7% and 16.2%, respectively, during fiscal 2015, compared to 45.6% and 25.7%, respectively, during fiscal 2014. As of December 29, 2016, the hotels and resorts division owned and operated three full-service hotels in downtown Milwaukee, Wisconsin, a full-facility destination resort in Lake Geneva, Wisconsin and full-service hotels in Madison, Wisconsin, Chicago, Illinois, Oklahoma City, Oklahoma and Lincoln, Nebraska (we have a majority-ownership position in the latter two hotels). In addition, the hotels and resorts division managed 10 hotels, resorts and other properties for other owners. Included in the 10 managed properties are two hotels owned by joint ventures in which we have a minority interest and two condominium hotels in which we own the public space. The following tables set forth revenues, operating income, operating margin and rooms data for the hotels and resorts division for fiscal 2016, the unaudited prior year comparable 53-week period ended December 31, 2015 (F2015C), the Transition Period (TP), the unaudited prior year comparable 30-week period ended December 25, 2014 (PY), and the prior two fiscal years:

			Change F16 v. F15C
	F2016	F2015C	Amt.	Pct.
	(in millions, except percentages)
Revenues	$215.2	$224.5	$(9.3)	-4.1%
Operating income	$14.6	$13.0	$1.6	12.0%
Operating margin	6.8%	5.8%

			Change TP v. PY
	TP	PY	Amt.	Pct.
	(in millions, except percentages)
Revenues	$141.1	$135.0	$6.1	4.5%
Operating income	$17.3	$14.7	$2.6	17.7%
Operating margin	12.3%	10.9%

			Change F15 v. F14
	F2015	F2014	Amt.	Pct.
	(in millions, except percentages)
Revenues	$218.3	$204.1	$14.2	7.0%
Operating income	$10.3	$16.1	$(5.8)	-35.8%
Operating margin	4.7%	7.9%

Available rooms at period-end	F2016	TP	F2015	F2014
Company-owned	2,600	2,600	2,817	2,817
Management contracts with joint ventures	611	683	683	611
Management contracts with condominium hotels	480	480	480	480
Management contracts with other owners	1,231	1,231	1,231	1,231
Total available rooms	4,922	4,994	5,211	5,139

Fiscal 2016 versus Fiscal 2015C

Our hotels and resorts division revenues decreased 4.1% during fiscal 2016 compared to fiscal 2015C due to the negative impact on total revenues resulting from our sale of the Hotel Phillips in October 2015, the fact that fiscal 2015C included an additional week of operations and decreased food and beverage revenues at our remaining company-owned hotels, partially offset by increased room revenues at our remaining eight company-owned hotels. The additional week of operations contributed approximately $3.4 million to our hotels and resorts division revenues during fiscal 2015C. The fact that fiscal 2016 ended on December 29 and did not include New Year’s Eve, which is historically a strong holiday for many of our hotels, while fiscal 2015C included two New Year’s Eves in its 53-week year, contributed to the decline in food and beverage revenues during fiscal 2016. Conversely, our acquisition of the SafeHouse® restaurant in June 2015 favorably impacted hotels and resorts division food and beverage revenues during fiscal 2016 as compared to fiscal 2015C. Excluding the SafeHouse from both years and the Hotel Phillips and additional week of operations from fiscal 2015C, our comparable hotels and resorts revenues increased 0.4% during fiscal 2016 compared to fiscal 2015C.

Hotels and resorts division operating income and operating margin increased by 12.0% and one percentage point (from 5.8% to 6.8%), respectively, during fiscal 2016 compared to fiscal 2015C due primarily to strong cost controls, increased revenue per available room for comparable hotels during fiscal 2016, the fact that fiscal 2015C included a $2.6 million impairment charge related to one specific hotel and from the fact that, during the majority of the first half of fiscal 2015C, our AC Hotel Chicago Downtown was undergoing a major renovation and was operating without a brand. Conversely, comparisons of fiscal 2016 operating income and operating margin from our hotels and resorts division to fiscal 2015C operating income and operating margin were unfavorably impacted by decreased food and beverage revenues at our remaining company-owned hotels, the fact that fiscal 2015C included an additional week of operations, and the negative impact on total operating income resulting from our sale of the Hotel Phillips in October 2015, along with subsequent legal expenses in fiscal 2016 related to a dispute with the city of Kansas City regarding our right to receive future tax incremental funding proceeds generated by that hotel. The additional week of operations contributed approximately $500,000 to our hotels and resorts division operating income during fiscal 2015C. Excluding the SafeHouse and Hotel Phillips from both years, as well as the additional week of operations and the aforementioned impairment charge from fiscal 2015C, our comparable hotels and resorts division operating income increased 7.1% during fiscal 2016 compared to fiscal 2015C. Excluding these same items, our operating margin during fiscal 2016 was 7.4% compared to an operating margin of 6.9% during fiscal 2015C. Our strong cost controls during fiscal 2016 are evidenced by the fact that approximately 131% of our revenue increase during fiscal 2016 compared to fiscal 2015C flowed through to our operating income during fiscal 2016 (after adjusting for the items noted above), compared to a 50% flow through that we typically target.

The following table sets forth certain operating statistics, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

			Change F16 v. F15C
Operating Statistics (1)	F2016	F2015C	Amt.		Pct.

Occupancy percentage	73.9%	73.1%	0.8	pts	1.1%
ADR	$147.67	$144.93	$2.74		1.9%
RevPAR	$109.16	$105.93	$3.23		3.0%

(1)	These operating statistics represent averages of our comparable eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at seven of our eight comparable company-owned properties during fiscal 2016 compared to fiscal 2015C. According to data received from Smith Travel Research and compiled by us in order to analyze our fiscal 2016 results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 2.0% during fiscal 2016. Data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced an increase in RevPAR of 1.5% during fiscal 2016. We believe our RevPAR increases during fiscal 2016 exceeded the United States results and competitive set results partially due to our continued emphasis on increasing our ADR, as described below, partially offset by room supply growth in certain of our markets and a difficult economic environment in Oklahoma City, Oklahoma, as a result of reduced oil prices. The following table sets forth the change in our average occupancy percentage, ADR and RevPAR for each quarterly period of fiscal 2016 compared to fiscal 2015C. For comparison purposes, all statistics exclude the Hotel Phillips:

	Change F16 v. F15C
	1st Qtr.		2nd Qtr.		3rd Qtr.	4th Qtr.

Occupancy percentage	2.2	pts	1.8	pts	-	-1.1	pts
ADR	1.0%		4.4%		2.6%	-1.2%
RevPAR	4.4%		6.9%		2.7%	-2.6%

As indicated in the table above, our RevPAR performance was much stronger during the first half of fiscal 2016 compared to the second half of fiscal 2016, driven primarily by increased group and transient business during the first two quarters of the year. Unfortunately, reduced group business negatively impacted several of our hotels during the third and fourth quarters of fiscal 2016 and resulted in a corresponding reduction in food and beverage revenues during the second half of fiscal 2016 compared to the second half of fiscal 2015C. Although we believe the second half of fiscal 2016 may have been impacted by uncertainty regarding the presidential election and concerns about the economic environment, we believe the reduced group occupancy during the second half of fiscal 2016 does not necessarily reflect a larger trend, but rather was related to difficult comparisons to the prior year during several months at those particular properties. We base that conclusion in part on the fact that, as of the date of this report, our group room revenue bookings for future periods in fiscal 2017 – something commonly referred to in the hotels and resorts industry as “group pace” – are ahead of our group room revenue bookings for future periods as of March 15, 2016.

Our overall ADR increase in fiscal 2016 was the direct result of a strategy at several hotels to emphasize rate, occasionally at the expense of occupancy. The additional group business at several of our hotels during the first half of fiscal 2016 allowed us to increase rates for the remaining available rooms and reduce the number of rooms occupied at discounted rates. As a result, six of our eight comparable company-owned properties reported increased ADR during fiscal 2016 compared to fiscal 2015C. Our overall ADR increases during fiscal 2016 were impacted, however, by reduced group business during the third and fourth quarters of fiscal 2016 compared to the third and fourth quarters of fiscal 2015C, resulting in only four of our eight company-owned properties reporting increased ADR during the second half of fiscal 2016, as we increased the number of rooms occupied at discounted rates during that period.

We completed a renovation of The Skirvin Hilton hotel in Oklahoma City, Oklahoma, which included all of the guest rooms and key public spaces, during the third quarter of fiscal 2016. Operating results at this hotel were negatively impacted by the disruption during the renovation. As of the date of this report, the AC Hotel Chicago Downtown is now in its second year of operation and achieved increased operating performance during fiscal 2016 compared to fiscal 2015C.

As noted above, the pace of the lodging industry’s growth slowed during the second half of fiscal 2016. Group business remains one of the most important segments for several of our hotels and also has an impact on our ADR. Typically, when we have substantial blocks of rooms committed to group business, we are able to raise rates with non-group business. Leisure customers tend to be very loyal to online travel agencies, which is one of the reasons why we continue to experience some rate pressure. While we have been selective in choosing the online portals to which we grant access to our inventory, such portals are part of the booking landscape today, and our goal is to use them in the most efficient way possible.

Many published reports by those who closely follow the hotel industry suggest that the United States lodging industry will continue to achieve slightly slower but steady growth in RevPAR in calendar 2017. There appears to be some recent improvement in sentiment regarding the possible positive impact that regulatory and tax reforms may have on our business customers, which we hope might result in increased business travel in the future. Whether the relatively positive trends in the lodging industry over the last several years will continue depends in large part on the economic environment, as hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product. We also continue to monitor hotel supply in our markets, as increased supply without a corresponding increase in demand may have a negative impact on our results.

We generally expect our favorable revenue trends to continue in future periods and to generally track or exceed the overall industry trends, particularly in our respective markets. As noted above, we are encouraged by the fact that our group booking pace as of the date of this report is ahead of our group booking pace as of March 15, 2016. The AC Hotel Chicago Downtown is still ramping up, and we hope to report continued improvement in that hotel’s operating results during fiscal 2017. We also expect improvement in our operating results at the Grand Geneva Resort & Spa when the new Villas described above open in mid-2017. Our hotels and resorts division operating results should also benefit in the future from the Summer 2017 expected opening of the new Omaha Marriott Downtown at The Capitol District hotel in Omaha, Nebraska described above. Conversely, several of our markets, including Oklahoma City, Oklahoma, Chicago, Illinois and Milwaukee, Wisconsin, have experienced an increase in room supply that may be an impediment to any substantial increases in ADR in the near term. We believe that our hotels are less impacted by additional room supply than other hotels in the markets in which we compete, particularly in the Milwaukee market, due in large part to recent renovations that we have made to our hotels.

As we continue to increase our visibility as a national hotel management company, we believe that one of our major strengths is the established infrastructure we bring to hotel owners and developers. This includes our highly-awarded web development team that has produced nationally recognized websites, mobile apps and social media campaigns. Late in our fiscal 2016 first quarter, we established a new business unit named Graydient Creative that focuses on extending this experience to other companies in the hospitality, retail, theatre and entertainment industries. In addition, during our fiscal 2016 fourth quarter, we expanded the capacity of our wholly-owned laundry facility, Wisconsin Hospitality Linen Service (WHLS), to increase our ability to provide laundry services to a growing number of hotels and other hospitality businesses seeking to out-source these services. We include the results of Graydient Creative and WHLS in our reported results for our hotels and resorts division.

In June 2015, we purchased the SafeHouse in Milwaukee, Wisconsin, adding another restaurant to our portfolio. The addition of this spy-themed Milwaukee restaurant to our operating results contributed to our increased food and beverage revenues during fiscal 2016 compared to fiscal 2015C, partially offset by the fact that the restaurant was closed for a portion of the fiscal 2016 first quarter for a renovation. During the fourth quarter of fiscal 2016, we began construction on a new SafeHouse location in Chicago, Illinois and opened the EscapeHouse Chicago, a complimentary business capitalizing on the popularity of team escape games. The new SafeHouse Chicago opened March 1, 2017. We expect both of these new businesses to positively contribute to future hotels and resorts division operating results.

During fiscal 2016, we ceased management of The Hotel Zamora and Castile Restaurant in St. Pete Beach, Florida and sold all but 0.49% of our 10% minority ownership interest in the property. We have agreed to sell the remaining interest during the next several years. These events did not significantly impact our financial results during fiscal 2016, nor do we expect them to have a significant impact on our fiscal 2017 financial results.

As discussed in the Current Plans section of this MD&A, we are considering a number of potential growth opportunities that may impact fiscal 2017 operating results. If we were to sell one or more hotels during fiscal 2017, that may also significantly impact our fiscal 2017 operating results. The extent of any such impact will likely depend upon the timing and nature of the growth opportunity (pure management contract, management contract with equity, joint venture investment, or other opportunity) or divestiture (management retained, equity interest retained, etc.).

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

The following table sets forth certain operating statistics, including our average occupancy percentage, our ADR, and our RevPAR, for company-owned properties. For comparison purposes, all statistics for the Transition Period exclude the additional week of operations:

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

RevPAR increased at six of our eight comparable company-owned properties during the Transition Period compared to the prior year comparable period. According to data received from Smith Travel Research and compiled by us in order to analyze our Transition Period results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 3.6% during the Transition Period. Data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced an increase in RevPAR of 3.1% during the Transition Period. We believe our RevPAR increases during the Transition Period do not match the United States results and competitive set results because of room supply growth in certain of our markets, the fact that our properties are predominately in Midwestern markets that have not experienced the greater ADR increases prevalent in larger cities in other areas of the country, and particularly difficult comparisons during the first quarter of our Transition Period. The following table sets forth the change in our average occupancy percentage, ADR and RevPAR for each interim period of the Transition Period. For comparison purposes, all statistics exclude the Hotel Phillips and the additional week of operations:

	Change TP v. PY
	1st Qtr.		2nd Qtr.		5 Weeks

Occupancy percentage	-3.3	pts	-0.8	pts	0.9	pts
ADR	2.9%		3.4%		0.7%
RevPAR	-1.0%		2.4%		2.4%

We believe our RevPAR increase during the Transition Period compared to the prior year comparable period was negatively impacted by reduced occupancy from our group business customer segment in the first quarter of the Transition Period. We believe the reduced group occupancy, primarily at two of our more group-oriented hotels, was related to difficult comparisons to the prior year during the months of June and July at those particular properties. We base that conclusion on the fact that our overall business improved significantly later in the summer and into the remaining months of the Transition Period.

An increase in our ADR offset our occupancy percentage declines during the Transition Period compared to the comparable prior year period. We believe one of the best ways to increase our operating margins is to increase our ADR, and we continued to actively pursue that strategy during the Transition Period, even at the expense of reduced occupancy percentages in some cases. Our rebranded AC Hotel Chicago Downtown is an example of this strategy, as we continued to see significant increases in ADR at that property during the Transition Period. In addition, during the Transition Period, we made a decision at our largest revenue property, the Grand Geneva Resort & Spa, to focus on growing total hotel revenues through bookings that generate a higher ancillary spend, meaning that we sacrificed some room revenue dollars to achieve higher total spend throughout the resort. This particular strategy contributed to our increase in food and beverage revenues during the Transition Period compared to the prior year comparable period. Five of our eight comparable company-owned and operated hotels reported increased ADR during the Transition Period compared to the prior year comparable period.

The lodging industry continued to generally perform at a steady pace during the Transition Period. With the exception of group business during the first two months of the Transition Period described above, all major segments of our customer base – leisure travel, non-group business travel and group – remained relatively strong. As noted previously, leisure customers tend to be very loyal to online travel agencies, which is one of the reasons why we continued to experience some rate pressure.

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

Liquidity and Capital Resources

Liquidity

Our theatre and hotels and resorts divisions each generate significant and relatively consistent daily amounts of cash, subject to seasonality described above, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of $82 million of unused credit lines at the end of fiscal 2016, are adequate to support the ongoing operational liquidity needs of our businesses during fiscal 2017.

On June 16, 2016, we replaced our then existing credit agreement, consisting of a $37 million term loan and a $175 million revolving credit facility, by entering into a new five-year, $225 million credit agreement among us and several banks, including JPMorgan Chase Bank, N.A., as Administrative Agent, and U.S. Bank National Association, as Syndication Agent (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility that matures on June 16, 2021 with an initial maximum aggregate amount of availability of $225 million. Availability under the revolving credit facility is reduced by outstanding commercial paper borrowings (none as of December 29, 2016) and outstanding letters of credit ($3.4 million as of December 29, 2016). We may request to increase the aggregate amount of the revolving credit facility and/or term loan commitments under the Credit Agreement, including by the addition of one or more tranches of term loans, by an aggregate amount of up to $75 million, subject to certain conditions, which include, among other things, the absence of any default or event of default under the Credit Agreement.

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

As of December 29, 2016, we were in compliance with the financial covenants set forth in the Credit Agreement. As of December 29, 2016, our consolidated debt to total capitalization ratio was 0.40 and our fixed charge coverage ratio was 7.4. We expect to be able to meet the financial covenants contained in the Credit Agreement during the remainder of fiscal 2017.

On December 21, 2016, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with the several purchasers party to the Note Purchase Agreement, pursuant to which we will issue and sell $50 million in aggregate principal amount of our 4.32% Senior Notes due February 22, 2027 (the “Notes”) in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The sale and purchase of the Notes occurred on February 22, 2017. We used the net proceeds of the sale of the Notes to repay outstanding indebtedness and for general corporate purposes.

Interest on the Notes is payable semi-annually in arrears on the twenty-second day of February and August in each year and at maturity, commencing on August 22, 2017. The entire outstanding principal balance of the Notes will be due and payable on February 22, 2027.

The Note Purchase Agreement contains various restrictions and covenants applicable to The Marcus Corporation and certain of our subsidiaries. Among other requirements, the Note Purchase Agreement limits the amount of priority debt (as defined in the Note Purchase Agreement) for which we or our restricted subsidiaries are obligated to 20% of consolidated total capitalization (as defined in the Note Purchase Agreement), limits consolidated debt (as defined in the Note Purchase Agreement) to 65% of consolidated total capitalization (as defined in the Note Purchase Agreement) and requires us to maintain a minimum ratio of consolidated operating cash flow (as defined in the Note Purchase Agreement) to fixed charges (as defined in the Note Purchase Agreement) for each period of four consecutive fiscal quarters (determined as of the last day of each fiscal quarter) of 2.50 to 1.00.

As of December 29, 2016, the ratio of: (a) consolidated debt (as defined in the Note Purchase Agreement) to consolidated total capitalization (as defined in the Note Purchase Agreement) was 0.39; and (b) consolidated operating cash flow (as defined in the Note Purchase Agreement) to fixed charges (as defined in the Note Purchase Agreement) was 7.5. We expect to be able to meet the financial covenants contained in the Note Purchase Agreement during fiscal 2017.

The majority of our other long-term debt consists of senior notes and mortgages with annual maturities of $12.1 million and $27.9 million in fiscal 2017 and 2018, respectively. A $24.2 million mortgage due in 2017 was excluded from fiscal 2017 maturities because we replaced it with a new $15.0 million mortgage and borrowings under our revolving credit facility in January 2017. Approximately $16.0 million of the fiscal 2018 maturities relates to a mortgage that we expect to extend or replace during the fourth quarter of fiscal 2017. The senior notes impose various financial covenants applicable to The Marcus Corporation and certain of our subsidiaries. As of December 29, 2016, we were in compliance with all of the financial covenants imposed by the senior notes, and we expect to be able to meet the financial covenants imposed by the senior notes during fiscal 2017.

Financial Condition

Fiscal 2016 versus Fiscal 2015C

Net cash provided by operating activities totaled $82.7 million during fiscal 2016 compared to $89.5 million during fiscal 2015C, a decrease of $6.8 million, or 7.6%. The decrease in net cash provided by operating activities was due primarily to unfavorable timing of the payment of income taxes, taxes other than income taxes and other accrued liabilities and collection of other current assets, partially offset by increased net earnings and the favorable timing of the collection of accounts and notes receivable and payment of accrued compensation.

Net cash used in investing activities during fiscal 2016 totaled $128.6 million compared to $79.8 million during fiscal 2015C, an increase of $48.8 million, or 61.0%. The increase in net cash used in investing activities was primarily the result of the purchase of Wehrenberg during fiscal 2016. Reduced proceeds from the disposals of property, equipment and other assets during fiscal 2016 were offset by a decrease in restricted cash during fiscal 2016 compared to fiscal 2015C. When we sold the Hotel Phillips in October 2015, the majority of the cash proceeds were held by an intermediary in conjunction with an anticipated Internal Revenue Code §1031 like-kind exchange, where we planned to subsequently purchase other real estate to defer the related tax gain on the sale of the hotel. During fiscal 2016, we successfully reinvested the proceeds in additional real estate within the prescribed time period, and we received the cash held by the intermediary, which resulted in a reduction of restricted cash. We also sold a partial interest in a joint venture during fiscal 2016 (the Hotel Zamora, St. Pete Beach, Florida), reducing our net cash used in investing activities during fiscal 2016.

Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $83.6 million during fiscal 2016 compared to $84.6 million during fiscal 2015C, a decrease of $1.0 million, or 1.1%. We incurred capital expenditures of $27.9 million during fiscal 2016 related to real estate purchases and development costs of three new theatres, one of which opened during the fourth quarter of fiscal 2016 and two of which are currently under construction. Approximately $14.6 million of our capital expenditures during fiscal 2015C were related to the development of a new theatre that opened in May 2015. We did not incur any capital expenditures related to developing new hotels during either period. We incurred approximately $68.8 million and $57.3 million, respectively, of capital expenditures during fiscal 2016 and fiscal 2015C in our theatre division, including the aforementioned costs associated with constructing new theatres, as well as costs associated with the addition of DreamLounger recliner seating, our Take Five Lounge, Zaffiro’s Express, Reel Sizzle and Big Screen Bistro food and beverage concepts, and UltraScreen DLX and SuperScreen DLX premium large format screens at selected theatres, each as described in the Current Plans section of this MD&A. We incurred approximately $14.7 million of capital expenditures in our hotels and resorts division during fiscal 2016, including costs associated with the renovation of The Skirvin Hilton and SafeHouse Milwaukee, expansion of WHLS and development of our new SafeHouse Chicago, as well as other maintenance capital projects at our company-owned hotels and resorts. During fiscal 2015C, we incurred approximately $26.9 million of capital expenditures in our hotels and resorts division, including costs associated with the completion of the conversion of our Chicago hotel into an AC Hotel by Marriott, the commencement of our renovation of The Skirvin Hilton, and our acquisition of the SafeHouse Milwaukee, as well as other maintenance capital projects at our company-owned hotels and resorts. As described above, we incurred acquisition-related capital expenditures in our theatre division of $63.8 million during fiscal 2016 (purchase price of $65.0 million, net of a negative working capital balance that we assumed in the transaction). We did not incur any acquisition-related capital expenditures in our theatre division during fiscal 2015C. Our current estimated fiscal 2017 capital expenditures, which we anticipate may be in the $100-$120 million range, are described in greater detail in the Current Plans section of this MD&A.

Net cash provided by financing activities during fiscal 2016 totaled $42.5 million compared to net cash used in financing activities of $21.6 million during fiscal 2015C. The increase in net cash provided by financing activities related primarily to an increase in our net borrowings on our credit facility during fiscal 2016 compared to fiscal 2015C, partially offset by an increase in principal payments on long-term debt, share repurchases and dividends paid during fiscal 2016 compared to fiscal 2015C.

We used excess cash during fiscal 2016 and fiscal 2015C to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. In conjunction with the execution of our new Credit Agreement in June 2016, we also paid all outstanding borrowings under our old revolving credit facility and replaced them with borrowings under our new revolving credit facility. We also used borrowings under our revolving credit facility to fund the Wehrenberg acquisition. As a result, we added $346.2 million of new short-term borrowings and we made $236.2 million of repayments on short-term borrowings during fiscal 2016 (net increase in borrowings on our credit facility of $110.0 million) compared to $198.0 million of new short-term borrowings and $202.0 million of repayments on short-term borrowings made during fiscal 2015C (net decrease in net borrowings on our credit facility of $4.0 million), accounting for the majority of the increase in net cash provided by financing activities during fiscal 2016. We made $52.3 million of principal payments on long-term debt during fiscal 2016, including our repayment of a $37.2 million term loan from our prior credit agreement, compared to principal payments of $8.1 million during fiscal 2015C.

Our debt-to-capitalization ratio (excluding our capital lease obligations) was 0.42 at December 29, 2016 compared to 0.38 at the end of fiscal 2015C. Based upon our current expectations for our fiscal 2017 capital expenditures, we anticipate that our total long-term debt and debt-to-capitalization ratio at the end of our fiscal 2017 may increase slightly from that as of December 29, 2016. Our actual total long-term debt and debt-to-capitalization ratio at the end of fiscal 2017 are dependent upon, among other things, our actual operating results, capital expenditures, potential acquisitions, asset sales proceeds and potential equity transactions during the year.

We repurchased approximately 334,000 shares of our common stock for approximately $6.4 million in conjunction with the exercise of stock options and the purchase of shares in the open market during fiscal 2016. We repurchased approximately 55,000 shares of our common stock for approximately $1.1 million in conjunction with the exercise of stock options during fiscal 2015C. As of December 29, 2016, approximately 2.9 million shares of our common stock remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.

We paid regular quarterly dividends totaling $12.0 million and $11.0 million, respectively, during fiscal 2016 and fiscal 2015C. During the first quarter of fiscal 2016, we increased our regular quarterly common stock cash dividend by 7.1% to $0.1125 per common share. During the first quarter of fiscal 2017, we increased our regular quarterly common stock cash dividend by an additional 11.1% to $0.50 per common share. During fiscal 2016 and fiscal 2015C, we made distributions to noncontrolling interests of $448,000 and $505,000, respectively.

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

Net cash used in investing activities during the Transition Period totaled $40.8 million compared to $36.0 million during the prior year comparable period, an increase of $4.8 million, or 13.6%. The increase in net cash used in investing activities was primarily the result of an increase in capital expenditures, partially offset by an increase in proceeds from disposals of property, equipment and other assets, net of proceeds held by an intermediary during the Transition Period. Proceeds from the disposal of property, equipment and other assets of $14.0 million during the Transition Period related primarily to the sale of the Hotel Phillips and a former theatre location. A portion of the proceeds from the sale of the Hotel Phillips were held by an intermediary in conjunction with an expected Internal Revenue Code §1031 tax-deferred like-kind exchange transaction during fiscal 2016. We also purchased an interest in a joint venture during the Transition Period (the Omaha Marriott Downtown at The Capitol District hotel) and during the prior year comparable period (the Hotel Zamora, St. Pete Beach, Florida) that contributed to our net cash used in investing activities during both periods.

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

We used excess cash during the Transition Period and prior year comparable period to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, we added $108.5 million of new short-term borrowings and we made $126.5 million of repayments on short-term borrowings during the Transition Period (net decrease in borrowings on our credit facility of $18.0 million) compared to $80.0 million of new short-term borrowings and $80.0 million of repayments on short-term borrowings made during the prior year comparable period (no change in net borrowings on our credit facility), accounting for the majority of the increase in net cash used in financing activities during the Transition Period. Principal payments on long-term debt were $3.3 million during the Transition Period compared to payments of $2.4 million during the prior year comparable period.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The following schedule details our contractual obligations at December 29, 2016 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$283,383	$12,040	$37,559	$183,920	$49,864
Interest on fixed-rate long term debt (1)	23,806	5,207	7,068	4,782	6,749
Pension obligations	32,523	1,252	2,686	2,995	25,590
Operating lease obligations	127,678	13,051	21,234	17,515	75,878
Capital lease obligations	36,299	3,695	7,430	7,260	17,914
Construction commitments	15,130	15,130	–	–	–
Total contractual obligations	$518,819	$50,375	$75,977	$216,472	$175,995

(1)	Interest on variable-rate debt obligations is excluded due to significant variations that may occur in each year related to the amount of variable-rate debt and the accompanying interest rate. Fixed interest rate payments related to the interest rate swap agreement described below are included.

As of December 29, 2016, we had an additional capital lease obligation of $15.2 million related to digital cinema equipment. The maximum amount we could be required to pay under this obligation is approximately $6.2 million per year until the obligation is fully satisfied. We believe the possibility of making any payments on this obligation is remote. Additional detail describing this obligation is included in Note 5 to our consolidated financial statements.

Additional detail describing our long-term debt is included in Note 6 to our consolidated financial statements.

As of December 29, 2016, we had no additional material purchase obligations other than those created in the ordinary course of business related to property and equipment, which generally have terms of less than 90 days. We had long-term obligations related to our employee benefit plans, which are discussed in detail in Note 8 to our consolidated financial statements. We have not included uncertain tax obligations in the table of contractual obligations set forth above due to uncertainty as to the timing of any potential payments.

As of December 29, 2016, we had approximately four years remaining on our office lease, which reflected the amendment and extension of the term of the lease that we entered into on June 1, 2012.

As of December 29, 2016, we had no debt or lease guarantee obligations.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, and we manage our exposure to this market risk by monitoring available financing alternatives.

Variable interest rate debt outstanding as of December 29, 2016 was $156.4 million, carried an average interest rate of 2.1% and represented 55.1% of our total debt portfolio. After adjusting for an outstanding swap agreement described below, variable interest rate debt outstanding as of December 29, 2016 was $131.4 million, carried an average interest rate of 2.1% and represented 46.3% of our total debt portfolio. Our earnings are affected by changes in short-term interest rates as a result of our borrowings under our revolving credit facility. Based upon the interest rates in effect on our variable rate debt outstanding as of December 29, 2016, a 100 basis point increase in market interest rates would increase our annual interest expense by $1.6 million.

Fixed interest rate debt totaled $127.4 million as of December 29, 2016, carried an average interest rate of 5.1% and represented 44.9% of our total debt portfolio. After adjusting for an outstanding swap agreement described below, fixed interest rate debt totaled $152.4 million as of December 29, 2016, carried an average interest rate of 4.6% and represented 53.7% of our total debt portfolio. Fixed interest rate debt included the following: senior notes bearing interest semiannually at fixed rates ranging from 4.02% to 6.55%, maturing in fiscal 2018 through 2025; and fixed rate mortgages and other debt instruments bearing interest from 3.00% to 5.90%, maturing in fiscal 2017 through 2042. The fair value of our fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 29, 2016, the fair value of our $90.3 million of senior notes was approximately $92.4 million. Based upon the respective rate and prepayment provisions of our remaining fixed interest rate mortgage and unsecured term note at December 29, 2016, the carrying amounts of such debt approximated fair value as of such date.

The variable interest rate debt and fixed interest rate debt outstanding as of December 29, 2016 matures as follows (in thousands):

	F2017	F2018	F2019	F2020	F2021	Thereafter	Total
Variable interest rate	$309	$16,048	$-	$-	$140,000	$-	$156,357
Fixed interest rate	11,811	11,858	9,753	24,127	19,862	49,970	127,381
Debt issuance costs	(80)	(51)	(49)	(37)	(32)	(106)	(355)
Total debt	$12,040	$27,855	$9,704	$24,090	$159,830	$49,864	$283,383

We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments. Payments or receipts on the agreements are recorded as adjustments to interest expense. We had one outstanding interest rate swap agreement at December 29, 2016 covering $25.0 million, expiring on January 22, 2018. Under this swap agreement, we pay a defined fixed rate while receiving a defined variable rate based on LIBOR, effectively converting $25.0 million of our borrowing under our Credit Agreement to a fixed rate. The swap agreement did not materially impact our fiscal 2016 earnings and we do not expect it to have any material impact on our fiscal 2017 earnings.

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

•	We review long-lived assets, including fixed assets, goodwill, investments in joint ventures and receivables from joint ventures, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. In assessing the recoverability of these assets, we must make assumptions regarding the estimated future cash flows and other factors that a market participant would make to determine the fair value of the respective assets. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance and anticipated sales prices. Our estimates of undiscounted cash flows are sensitive to assumed revenue growth rates and may differ from actual cash flows due to factors such as economic conditions, changes to our business model or changes in our operating performance and anticipated sales prices. For long-lived assets other than goodwill, if the sum of the undiscounted estimated cash flows (excluding interest) is less than the current carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. During fiscal 2015, we recorded a before-tax impairment charge of $2.9 million related to a hotel and several former theatre locations. This same impairment charge also impacted fiscal 2015C results.

•	Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level. When reviewing goodwill for impairment, we consider the amount of excess fair value over the carrying value of the reporting unit, the period of time since the last quantitative test, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, we assess numerous factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. Examples of qualitative factors that we assess include our share price, our financial performance, market and competitive factors in our industry, and other events specific to the reporting unit. If we conclude that it is more likely than not that the fair value of our reporting unit is less than its carrying value, we perform a two-step quantitative test by comparing the carrying value of the reporting unit to the estimated fair value. Primarily all of our goodwill relates to our theatre segment. The fair value of our theatre reporting unit exceeded our carrying value for fiscal 2016, the Transition Period and fiscal 2015 by a substantial amount.

•	Depreciation expense is based on the estimated useful life of our assets. The life of the assets is based on a number of assumptions, including cost and timing of capital expenditures to maintain and refurbish the asset, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of the assets.

Accounting Changes

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those good or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date (ASU 2015-14), to defer the effective date of the new revenue recognition standard by one year to fiscal years beginning after December 15, 2017. The guidance may be adopted using either a full retrospective or modified retrospective approach. We have performed a review of the requirements of the new revenue standard and related ASUs and are monitoring the activity of the FASB as it relates to specific interpretive guidance. We are reviewing customer contracts and are in the process of applying the five-step model of the new revenue standard to each of our key identified revenue streams and are comparing the results to our current accounting practices. While we continue to assess all potential impacts of adopting this new revenue standard, we currently believe the new standard will not have a significant impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements of financial instruments. The new standard is effective for us in fiscal 2018, with early adoption permitted for certain provisions of the statement. Entities must apply the standard, with certain exceptions, using a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year of adoption. We are currently assessing the impact the adoption of the standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), intended to improve financial reporting related to leasing transactions. ASU No. 2016-02 requires a lessee to recognize on the balance sheet assets and liabilities for rights and obligations created by leased assets with lease terms of more than 12 months. The new guidance will also require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from the leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The new standard is effective for us in fiscal 2019 and early application is permitted. We are evaluating the effect that the guidance will have on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new standard is effective for us beginning in fiscal 2018, with early adoption permitted. The standard must be applied using a retrospective transition method for each period presented. We are evaluating the effect that the guidance will have on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230)- Restricted Cash. ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As such, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and ending of period total amount shown on the statement of cash flows. The new standard is effective for us in fiscal 2018 and must be applied on a retrospective basis. Early adoption is permitted, including adoption in an interim period. We reported a $12,553,000 investing cash outflow related to a change in restricted cash for the period ended December 29, 2016. Subsequent to the adoption of ASU No. 2016-18, the change in restricted cash would be excluded from the change in cash flows from investing activities and included in the change in total cash, restricted cash and cash equivalents as reported in the statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance and providing a more robust framework to assist reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for us in fiscal 2018 and must be applied prospectively, with early adoption permitted. We are evaluating the effect the new standard will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test that had required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 is effective for us in fiscal 2020 and must be applied prospectively. We do not believe the new standard will have a material effect on our consolidated financial statements.

During fiscal 2016, we adopted ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The primary impact of the adoption was the recognition of excess tax benefits as a reduction to the provision for income taxes. Additional amendments to ASU No. 2016-09, which related to income taxes and minimum statutory withholding tax requirements, had no impact to retained earnings, where the cumulative effect of these changes are required to be recorded. Additionally, we also elected to continue estimating forfeitures when determining the amount of compensation costs to be recognized each period. The presentation requirements for cash flows related to excess tax benefits were applied on a prospective basis, and therefore prior years have not been restated. The presentation requirement for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in the consolidated statements of cash flows. The adoption of ASU No. 2016 09 did not have a material effect on our consolidated financial statements or related disclosures.

During fiscal 2016, we adopted ASU No. 2015-03, Simplifying the Presentation of Debt issuance Costs (Subtopic 835-30), which requires an entity to present certain debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, and requires the amortization of the costs be reported as interest expense. The new guidance was applied on a retrospective basis to all prior periods. Accordingly, $404,000 of debt issuance costs, previously included within other long-term assets, have been reclassified as a reduction of long-term debt on the December 31, 2015 consolidated balance sheet, and $258,000, $449,000 and $491,000 of amortization of debt issuance costs, previously included in depreciation and amortization expense, have been reclassified to interest expense in the consolidated statements of earnings for the Transition Period, fiscal 2015 and fiscal 2014, respectively. We will continue to classify debt issuance costs related to our credit facility as long-term assets.

On January 1, 2016, we adopted ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU No. 2015-02 clarifies how to determine whether equity holders as a group have power to direct the activities that most significantly affect the legal entity’s economic performance and could affect whether it is a variable interest entity (VIE). Two of our consolidated entities are considered VIEs. We are the primary beneficiary of the VIEs and our interest is considered a majority voting interest. As such, the adoption of the new standard did not have a material effect on our consolidated financial statements or related disclosures.

During fiscal 2016, we adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The new guidance was applied on a retrospective basis to all prior periods. Accordingly, $2,807,000 of deferred income taxes (current asset) have been reclassified as a reduction of deferred income taxes (long term liability) on the December 31, 2015 consolidated balance sheet.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 29, 2016. The Company’s auditors, Deloitte & Touche LLP, have issued an attestation report on our internal control over financial reporting. That attestation report is set forth in this Item 8.

Gregory S. Marcus President and Chief Executive Officer	Douglas A. Neis Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Marcus Corporation

Milwaukee, Wisconsin

We have audited the internal control over financial reporting of The Marcus Corporation and subsidiaries (the “Company”) as of December 29, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 29, 2016 of the Company and our report dated March 14, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Marcus Corporation

Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of The Marcus Corporation and subsidiaries (the “Company”) as of December 29, 2016 and December 31, 2015 and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for the year ended December 29, 2016, the 31 week period ended December 31, 2015 and each of the two years in the period ended May 28, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Marcus Corporation and subsidiaries as of December 29, 2016 and December 31, 2015, and the results of their operations and their cash flows for the year ended December 29, 2016, the 31 week period ended December 31, 2015 and each of the two years in the period ended May 28, 2015 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 14, 2017

THE MARCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 29, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents (Note 1)	$3,239	$6,672
Restricted cash (Note 1)	5,466	18,019
Accounts and notes receivable, net of reserves (Note 5)	14,761	13,366
Refundable income taxes	1,672	-
Other current assets (Note 1)	11,005	7,041
Total current assets	36,143	45,098

Property and equipment, net (Note 5)	789,198	670,702

Other assets:
Investments in joint ventures (Note 11)	6,096	7,455
Goodwill (Note 1)	43,735	44,220
Other (Note 5)	36,094	37,226
Total other assets	85,925	88,901
Total assets	$911,266	$804,701

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$31,206	$28,737
Income taxes	–	3,490
Taxes other than income taxes	17,261	17,303
Accrued compensation	17,007	12,269
Other accrued liabilities (Note 1)	46,561	43,231
Current portion of capital lease obligations (Note 6)	6,598	5,181
Current maturities of long-term debt (Note 6)	12,040	18,292
Total current liabilities	130,673	128,503

CAPITAL LEASE OBLIGATIONS (Note 6)	26,106	15,192

Long-term debt (Note 6)	271,343	207,376

Deferred income taxes (Note 9)	46,433	43,405

Deferred compensation and other (Note 8)	45,064	44,527

commitments AND license rights (Note 10)

equity (Note 7):
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	–	–
Common Stock:
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,489,976 shares at December 29, 2016 and 22,478,541 shares at December 31, 2015	22,490	22,479
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,699,540 at December 29, 2016 and 8,710,972 shares at December 31, 2015	8,700	8,711
Capital in excess of par	58,584	56,474
Retained earnings	351,220	325,355
Accumulated other comprehensive loss	(5,066)	(5,221)
	435,928	407,798
Less cost of Common Stock in treasury (3,517,951 shares at December 29, 2016, and 3,525,657 shares at December 31, 2015)	(45,816)	(44,446)
Total shareholders’ equity attributable to The Marcus Corporation	390,112	363,352
Noncontrolling interests	1,535	2,346
Total equity	391,647	365,698
Total liabilities and shareholders’ equity	$911,266	$804,701

See accompanying notes.

The Marcus Corporation

Consolidated Statements of EARNINGS

(in thousands, except per share data)

	Year Ended	31 Weeks Ended	Year Ended
	December 29,	December 31,	May 28,	May 29,
	2016	2015	2015	2014
Revenues:
Theatre admissions	$186,768	$104,606	$157,254	$146,039
Rooms	105,167	70,093	109,660	105,483
Theatre concessions	120,975	69,206	98,746	84,062
Food and beverage	67,551	44,590	67,174	58,826
Other revenues	63,403	35,772	55,233	53,529
Total revenues	543,864	324,267	488,067	447,939

Costs and expenses:
Theatre operations	160,729	91,747	134,946	127,531
Rooms	40,213	24,933	42,579	40,834
Theatre concessions	32,407	19,958	27,032	23,335
Food and beverage	55,526	34,656	55,215	46,250
Advertising and marketing	21,582	14,842	25,265	25,160
Administrative	63,620	36,392	53,247	46,642
Depreciation and amortization	41,832	23,815	38,361	33,354
Rent (Note 10)	8,384	5,040	8,591	8,522
Property taxes	16,257	8,630	15,001	14,637
Other operating expenses	33,360	19,582	34,268	32,801
Impairment charge (Note 2)	–	–	2,919	–
Total costs and expenses	473,910	279,595	437,424	399,066

OPERATING INCOME	69,954	44,672	50,643	48,873

OTHER INCOME (EXPENSE):
Investment income	298	15	252	630
Interest expense	(9,176)	(5,933)	(9,926)	(10,551)
Loss on disposition of property, equipment and other assets	(844)	(490)	(1,463)	(993)
Equity earnings (losses) from unconsolidated joint ventures, net (Note 11)	301	(36)	(186)	(250)
	(9,421)	(6,444)	(11,323)	(11,164)
Earnings before income taxes	60,533	38,228	39,320	37,709
Income taxes (Note 9)	22,994	14,785	15,678	16,810
NET EARNINGS	37,539	23,443	23,642	20,899
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(363)	(122)	(353)	(4,102)
NET EARNINGS ATTRIBUTABLE TO THE MARCUS CORPORATION	$37,902	$23,565	$23,995	$25,001

net earnings per share – BASIC:
Common Stock	$1.41	$0.88	$0.90	$0.95
Class B Common Stock	1.28	0.80	0.82	0.86

net earnings per share – DILUTED:
Common Stock	$1.36	$0.84	$0.87	$0.92
Class B Common Stock	1.27	0.79	0.81	0.86

See accompanying notes.

The Marcus Corporation

Consolidated Statements of COMPREHENSIVE INCOME

(in thousands)

	Year Ended	31 Weeks Ended	Year Ended
	December 29,	December 31,	May 28,	May 29,
	2016	2015	2015	2014

NET EARNINGS	$37,539	$23,443	$23,642	$20,899

OTHER COMPREHENSIVE INCOME (LOSS):

Change in unrealized gain on available for sale investments, net of tax effect (benefit) of $9, $0, $0 and $(1), respectively	14	–	–	(1)

Pension loss arising during period, net of tax benefit of $40, $42, $570 and $668, respectively	(42)	(62)	(902)	(899)

Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $55, $84, $127 and $114, respectively	58	127	199	154

Pension curtailment gain, net of tax effect of $127, $0, $0 and $0	134	–	–	–

Fair market value adjustment of interest rate swap, net of tax benefit of $95, $25, $110 and $65, respectively (Note 6)	(143)	(39)	(169)	(99)

Reclassification adjustment on interest rate swap included in interest expense, net of tax effect of $25, $43, $77 and $76, respectively (Note 6)	38	65	118	115

Reclassification adjustment related to interest rate swap de-designation, net of tax effect of $63, $0, $0 and $0	96	–	–	–

Other comprehensive income (loss)	155	91	(754)	(730)

COMPREHENSIVE INCOME	37,694	23,534	22,888	20,169

COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(363)	(122)	(353)	(4,102)

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE MARCUS CORPORATION	$38,057	$23,656	$23,241	$24,271

See accompanying notes.

The Marcus Corporation

Consolidated Statements of Shareholders’ Equity

(in thousands, except per share data)

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity Attributable to The Marcus Corporation	Non- controlling Interests	Total Equity
BALANCES AT MAY 30, 2013	$22,433	$8,757	$51,979	$278,536	$(3,828)	$(51,175)	$306,702	$9,994	$316,696
Cash dividends:
$.32 per share Class B Common Stock	–	–	–	(2,782)	–	–	(2,782)	–	(2,782)
$.35 per share Common Stock	–	–	–	(6,421)	–	–	(6,421)	–	(6,421)
Exercise of stock options	–	–	98	–	–	5,507	5,605	–	5,605
Purchase of treasury stock	–	–	–	–	–	(4,180)	(4,180)	–	(4,180)
Savings and profit-sharing contribution	–	–	99	–	–	683	782	–	782
Reissuance of treasury stock	–	–	40	–	–	255	295	–	295
Issuance of non-vested stock	–	–	(311)	–	–	311	–	–	–
Share-based compensation	–	–	1,781	–	–	–	1,781	–	1,781
Other	–	–	158	–	–	–	158	–	158
Conversions of Class B Common Stock	25	(25)	–	–	–	–	–	–	–
Distributions to noncontrolling interest	–	–	–	–	–	–	–	(2,124)	(2,124)
Comprehensive income (loss)	–	–	–	25,001	(730)	–	24,271	(4,102)	20,169
BALANCES AT MAY 29, 2014	22,458	8,732	53,844	294,334	(4,558)	(48,599)	326,211	3,768	329,979
Cash dividends:
$.35 per share Class B Common Stock	–	–	–	(3,092)	–	–	(3,092)	–	(3,092)
$.39 per share Common Stock	–	–	–	(7,298)	–	–	(7,298)	–	(7,298)
Exercise of stock options	–	–	(66)	–	–	3,030	2,964	–	2,964
Purchase of treasury stock	–	–	–	–	–	(1,092)	(1,092)	–	(1,092)
Savings and profit-sharing contribution	–	–	320	–	–	568	888	–	888
Reissuance of treasury stock	–	–	91	–	–	227	318	–	318
Issuance of non-vested stock	–	–	(289)	–	–	289	–	–	–
Share-based compensation	–	–	1,499	–	–	–	1,499	–	1,499
Other	–	–	140	–	–	–	140	–	140
Conversions of Class B Common Stock	21	(21)	–	–	–	–	–	–	–
Distributions to noncontrolling interest	–	–	–	–	–	–	–	(959)	(959)
Comprehensive income (loss)	–	–	–	23,995	(754)	–	23,241	(353)	22,888
BALANCES AT MAY 28, 2015	22,479	8,711	55,539	307,939	(5,312)	(45,577)	343,779	2,456	346,235
Cash dividends:
$.19 per share Class B Common Stock	–	–	–	(1,663)	–	–	(1,663)	–	(1,663)
$.21 per share Common Stock	–	–	–	(3,969)	–	–	(3,969)	–	(3,969)
Exercise of stock options	–	–	(2)	–	–	862	860	–	860
Purchase of treasury stock	–	–	–	–	–	(75)	(75)	–	(75)
Reissuance of treasury stock	–	–	99	–	–	152	251	–	251
Issuance of non-vested stock	–	–	(192)	–	–	192	–	–	–
Share-based compensation	–	–	975	–	–	–	975	–	975
Other	–	–	55	(517)	–	–	(462)	517	55
Distributions to noncontrolling interest	–	–	–	–	–	–	–	(505)	(505)
Comprehensive income (loss)	–	–	–	23,565	91	–	23,656	(122)	23,534
BALANCES AT DECEMBER 31, 2015	22,479	8,711	56,474	325,355	(5,221)	(44,446)	363,352	2,346	365,698
Cash dividends:
$.41 per share Class B Common Stock	–	–	–	(3,560)	–	–	(3,560)	–	(3,560)
$.45 per share Common Stock	–	–	–	(8,477)	–	–	(8,477)	–	(8,477)
Exercise of stock options	–	–	116	–	–	3,870	3,986	–	3,986
Purchase of treasury stock	–	–	–	–	–	(6,389)	(6,389)	–	(6,389)
Savings and profit-sharing contribution	–	–	304	–	–	601	905	–	905
Reissuance of treasury stock	–	–	120	–	–	180	300	–	300
Issuance of non-vested stock	–	–	(368)	–	–	368	–	–	–
Share-based compensation	–	–	1,899	–	–	–	1,899	–	1,899
Other	–	–	39	–	–	–	39	–	39
Conversions of Class B Common Stock	11	(11)	–	–	–	–	–	–	–
Distributions to noncontrolling interest	–	–	–	–	–	–	–	(448)	(448)
Comprehensive income (loss)	–	–	–	37,902	155	–	38,057	(363)	37,694
BALANCES AT DECEMBER 29, 2016	$22,490	$8,700	$58,584	$351,220	$(5,066)	$(45,816)	$390,112	$1,535	$391,647

See accompanying notes.

The Marcus Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended	31 Weeks Ended	Year Ended
	December 29,	December 31,	May 28,	May 29,
	2016	2015	2015	2014
Operating activities
Net earnings	$37,539	$23,443	$23,642	$20,899
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses (earnings) on investments in joint ventures	(301)	36	186	250
Distributions from joint ventures	560	152	166	120
Loss on disposition of property, equipment and other assets	844	490	1,463	993
Impairment charge	–	–	2,919	–
Amortization of favorable lease right	334	194	334	334
Depreciation and amortization	41,832	23,815	38,361	33,354
Amortization of debt issuance costs	303	258	449	491
Stock compensation expense	1,899	975	1,499	1,781
Deferred income taxes	3,022	(1,079)	5,614	(451)
Deferred compensation and other	577	1,564	3,531	850
Contribution of the Company’s stock to savings and profit-sharing plan	905	–	888	782
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,486)	2,967	(5,627)	(877)
Other current assets	(2,465)	(388)	(845)	836
Accounts payable	(1,978)	(665)	2,355	748
Income taxes	(5,124)	7,567	(925)	(2,544)
Taxes other than income taxes	(373)	2,550	766	333
Accrued compensation	4,738	(3,085)	2,440	1,974
Other accrued liabilities	1,829	8,016	3,236	6,567
Total adjustments	45,116	43,367	56,810	45,541
Net cash provided by operating activities	82,655	66,810	80,452	66,440

Investing activities
Capital expenditures	(83,606)	(44,452)	(74,988)	(56,673)
Purchase of theatres, net of cash acquired and working capital assumed	(63,766)	–	–	–
Proceeds from disposals of property, equipment and other assets	1,560	13,977	226	1,926
Decrease (increase) in restricted cash	12,553	(9,259)	(728)	(137)
Decrease (increase) in other assets	3,572	495	(786)	(1,227)
Capital contribution in joint venture	–	–	(399)	(1,366)
Purchase of interest in joint venture	–	(1,600)	(1,500)	–
Sale of interest in joint venture	1,100	–	–	–
Cash advanced to joint ventures	–	–	–	(231)
Net cash used in investing activities	(128,587)	(40,839)	(78,175)	(57,708)

Financing activities
Debt transactions:
Proceeds from borrowings on revolving credit facility	346,188	108,500	162,500	92,500
Repayment of borrowings on revolving credit facility	(236,188)	(126,500)	(148,500)	(115,500)
Proceeds from issuance of long-term debt	–	–	–	52,700
Principal payments on long-term debt	(52,335)	(3,339)	(7,176)	(31,886)
Debt issuance costs	(578)	–	–	(316)
Equity transactions:
Treasury stock transactions, except for stock options	(6,089)	594	(773)	(3,886)
Exercise of stock options	3,986	860	2,964	5,605
Dividends paid	(12,037)	(5,632)	(10,390)	(9,203)
Distributions to noncontrolling interest	(448)	(505)	(959)	(2,124)
Net cash provided by (used in) financing activities	42,499	(26,022)	(2,334)	(12,110)
Net decrease in cash and cash equivalents	(3,433)	(51)	(57)	(3,378)
Cash and cash equivalents at beginning of year	6,672	6,723	6,780	10,158
Cash and cash equivalents at end of year	$3,239	$6,672	$6,723	$6,780

Supplemental Information:
Change in accounts payable for additions to property and equipment	$3,417	$(7,370)	$3,467	$4,876
Capital leases acquired	17,511	–	–	–
Non-cash contribution in joint venture	–	400	–	–

See accompanying notes.

The Marcus Corporation

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Description of Business - The Marcus Corporation and its subsidiaries (the “Company”) operate principally in two business segments:

Theatres: Operates multiscreen motion picture theatres in Wisconsin, Illinois, Ohio, Minnesota, Iowa, North Dakota, Nebraska and Missouri and a family entertainment center in Wisconsin.

Hotels and Resorts: Owns and operates full service hotels and resorts in Wisconsin, Illinois, Oklahoma and Nebraska and manages full service hotels, resorts and other properties in Wisconsin, Minnesota, Texas, Nevada, Georgia and California.

Principles of Consolidation - The consolidated financial statements include the accounts of The Marcus Corporation and all of its subsidiaries, including a 50% owned joint venture entity in which the Company has a controlling financial interest. The Company has ownership interests greater than 50% in two joint ventures that are considered Variable Interest Entities (VIEs) that are also included in the accounts of the Company. The Company is the primary beneficiary of the VIEs and the Company’s interest is considered a majority voting interest. The equity interest of outside owners in consolidated entities is recorded as noncontrolling interests in the consolidated balance sheets, and their share of earnings is recorded as net earnings (losses) attributable to noncontrolling interests in the consolidated statements of earnings in accordance with the partnership agreements.

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

Additionally, as of December 29, 2016, the Company had entered into a purchase and sale transaction in accordance with Section 1031 of the Internal Revenue Code for the exchange of like-kind property to defer taxable gains on the sale of real estate property. For reverse transactions under a 1031 exchange in which the Company purchases a new property prior to selling the property to be matched in the like-kind exchange, legal title to the acquired property is held by a qualified intermediary engaged to execute the 1031 exchange until the sale transaction and the 1031 exchange is completed. The company retains essentially all of the legal and economic benefits and obligations related to the acquired property prior to the completion of the 1031 exchange. As such, the assets and results of operations of the acquired property are included in the Company’s consolidated financial statements as a VIE until legal title is transferred to the Company upon completion or expiration of the 1031 exchange.

All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Years - In October 2015, the Company’s Board of Directors approved a change in the Company’s fiscal year-end from the last Thursday in May to the last Thursday in December. The Company reports on a 52/53-week year. In this Annual Report on Form 10-K, (1) references to fiscal 2016 refer to the 52-week year ended December 29, 2016, (2) references to the Transition Period refer to the 31 week transition period from May 29, 2015 to December 31, 2015, (3) references to fiscal 2015 refer to the 52-week year ended May 28, 2015, and (4) references to fiscal 2014 refer to the 52-week year ended May 29, 2014. Fiscal 2017 will be a 52-week year ending on December 28, 2017.

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

Restricted Cash - Restricted cash consists of bank accounts related to capital expenditure reserve funds, sinking funds, operating reserves and replacement reserves and may include amounts held by a qualified intermediary agent to be used for tax-deferred, like-kind exchange transactions. At December 31, 2015, approximately $8,735,000 of net sales proceeds were held with a qualified intermediary and the subsequent receipt of these proceeds during fiscal 2016 was included in “Investing Activities” in our Consolidated Statements of Cash Flows. Restricted cash is not considered cash and cash equivalents for purposes of the statement of cash flows.

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At December 29, 2016 and December 31, 2015, respectively, the Company’s $93,000 and $70,000 of available for sale securities were valued using Level 1 pricing inputs and were included in other long-term assets. At December 29, 2016, the Company’s $1,927,000 of trading securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 - Assets or liabilities for which fair value is based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date. At December 29, 2016 and December 31, 2015, respectively, the $6,000 and $16,000 asset related to the Company’s interest rate hedge contract was valued using Level 2 pricing inputs.

Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At December 29, 2016 and December 31, 2015, none of the Company’s recorded assets or liabilities were valued using Level 3 pricing inputs.

The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable) approximates fair value. The fair value of the Company’s $90,286,000 of senior notes, valued using Level 2 pricing inputs, is approximately $92,424,000 at December 29, 2016, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The carrying amounts of the Company’s remaining long-term debt approximate their fair values, determined using current rates for similar instruments, or Level 2 pricing inputs.

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

Inventory – Inventories, consisting of food and beverage and concession items, are stated at the lower of cost or market. Cost has been determined using the first-in, first-out method. Inventories of $4,437,000 and $2,641,000 as of December 29, 2016 and December 31, 2015, respectively, were included in other current assets.

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

Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the following estimated useful lives or any related lease terms:

Years
Land improvements	10 - 20
Buildings and improvements	12 - 39
Leasehold improvements	3 - 40
Furniture, fixtures and equipment	3 - 20

Depreciation expense totaled $42,085,000, $23,893,000, $38,368,000 and $33,329,000 for fiscal 2016, the Transition Period, fiscal 2015 and fiscal 2014, respectively.

Long-Lived Assets - The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. For the purpose of determining fair value, defined as the amount at which an asset or group of assets could be bought or sold in a current transaction between willing parties, the Company utilizes currently available market valuations of similar assets in its respective industries, often expressed as a given multiple of operating cash flow. The Company evaluated the ongoing value of its property and equipment and other long-lived assets during fiscal 2016, the Transition Period, fiscal 2015 and fiscal 2014 and determined that there was no impact on the Company’s results of operations, other than the impairment charges discussed in Note 2.

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

The Marcus Corporation

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

Goodwill - The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performs its annual impairment test on the last day of its fiscal year. Consistent with the fiscal year change, the annual impairment testing has been changed to the last day of its new fiscal year-end. The Company believes performing the test at the end of the fiscal year is preferable as the test is predicated on qualitative factors which are developed and finalized near fiscal year-end. Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level. When reviewing goodwill for impairment, the Company considers the amount of excess fair value over the carrying value of the reporting unit, the period of time since its last quantitative test, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, the Company assesses numerous factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying value. Examples of qualitative factors that the Company assesses include its share price, its financial performance, market and competitive factors in its industry, and other events specific to the reporting unit. If the Company concludes that it is more likely than not that the fair value of its reporting unit is less than its carrying value, the Company performs a two-step quantitative impairment test by comparing the carrying value of the reporting unit to the estimated fair value. No impairment was identified as of December 29, 2016 or December 31, 2015. The Company has never recorded a goodwill impairment loss.

A summary of the Company’s goodwill activity is as follows:

	December 29, 2016	December 31, 2015	May 28, 2015	May 29, 2014
	(in thousands)
Balance at beginning of period	$44,220	$43,720	$43,858	$43,997
Acquisition	–	581	–	–
Other	(347)	–	–	–
Deferred tax adjustment	(138)	(81)	(138)	(139)
Balance at end of period	$43,735	$44,220	$43,720	$43,858

Capitalization of Interest - The Company capitalizes interest during construction periods by adding such interest to the cost of constructed assets. Interest of approximately $277,000, $32,000, $194,000 and $256,000 was capitalized in fiscal 2016, the Transition Period, fiscal 2015 and fiscal 2014, respectively.

Debt Issuance Costs – During fiscal 2016, the Company adopted Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30), which requires an entity to present certain debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, and requires the amortization of the costs be reported as interest expense. The new guidance was applied on a retrospective basis to all prior periods. Accordingly, $404,000 of debt issuance costs, previously included within other long-term assets, have been reclassified as a reduction of long-term debt on the December 31, 2015 consolidated balance sheet, and $258,000, $449,000 and $491,000 of amortization of debt issuance costs, previously included in depreciation and amortization expense, have been reclassified to interest expense in the consolidated statements of earnings for the Transition Period, fiscal 2015 and fiscal 2014, respectively. The Company will continue to classify debt issuance costs related to its credit facility as long-term assets.

The Marcus Corporation

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

Investments - Trading securities are stated at fair value, with the change in fair value recorded as investment income or loss. Available for sale securities are stated at fair value, with unrealized gains and losses reported as a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method. Realized gains and losses and declines in value judged to be other-than-temporary are included in investment income. The Company evaluates securities for other-than-temporary impairment on a periodic basis and principally considers the type of security, the severity of the decline in fair value, and the duration of the decline in fair value in determining whether a security’s decline in fair value is other-than-temporary. The Company had no investment losses from available for sale securities during fiscal 2016, the Transition Period, fiscal 2015 or fiscal 2014.

Revenue Recognition - The Company recognizes revenue from its rooms as earned on the close of business each day. Revenues from theatre admissions, concessions and food and beverage sales are recognized at the time of sale. Revenues from advanced ticket and gift certificate sales are recorded as deferred revenue and are recognized when tickets or gift certificates are redeemed. The Company had deferred revenue of $28,485,000, and $25,770,000, which is included in other accrued liabilities, as of December 29, 2016 and December 31, 2015, respectively. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. Gift card breakage income is recorded in other revenues in the consolidated statements of earnings.

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Year Ended	31 Weeks Ended	Year Ended
	December 29, 2016	December 31, 2015	May 28, 2015	May 29, 2014

	(in thousands, except per share data)
Numerator:
Net earnings attributable to The Marcus Corporation	$37,902	$23,565	$23,995	$25,001

Denominator:
Denominator for basic EPS	27,551	27,609	27,421	27,076
Effect of dilutive employee stock options	406	308	266	74
Denominator for diluted EPS	27,957	27,917	27,687	27,150

Net earnings per share - Basic:
Common Stock	$1.41	$0.88	$0.90	$0.95
Class B Common Stock	$1.28	$0.80	$0.82	$0.86
Net earnings per share- Diluted:
Common Stock	$1.36	$0.84	$0.87	$0.92
Class B Common Stock	$1.27	$0.79	$0.81	$0.86

Options to purchase 14,000 shares, 456,000 shares, 434,000 shares and 469,000 shares of common stock at prices ranging from $23.37 to $31.55, $19.74 to $23.37, $18.34 to $23.37 and $14.40 to $23.37 per share were outstanding at December 29, 2016, December 31, 2015, May 28, 2015 and May 29, 2014, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

The Marcus Corporation

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	December 29, 2016	December 31, 2015

Unrealized gain (loss) on available for sale investments	$3	$(11)
Unrecognized gain on interest rate swap agreement	–	9
Net unrecognized actuarial loss for pension obligation	(5,069)	(5,219)
	$(5,066)	$(5,221)

Concentration of Risk - As of December 29, 2016, 7% of the Company’s employees were covered by a collective bargaining agreement, of which 2% are covered by an agreement that will expire in one year. As of December 31, 2015, 8% of the Company’s employees were covered by a collective bargaining agreement, of which 75% were covered by an agreement that expired within one year.

New Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those good or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date (ASU 2015-14), to defer the effective date of the new revenue recognition standard by one year to fiscal years beginning after December 15, 2017. The guidance may be adopted using either a full retrospective or modified retrospective approach. The Company has performed a review of the requirements of the new revenue standard and related ASUs and is monitoring the activity of the FASB as it relates to specific interpretive guidance. The Company is reviewing customer contracts and is in the process of applying the five-step model of the new revenue standard to each of its key identified revenue streams and is comparing the results to its current accounting practices. While the Company continues to assess all potential impacts of adopting this new revenue standard, it currently believes the new standard will not have a significant impact on the Company’s consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230)- Restricted Cash. ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As such, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and ending of period total amount shown on the statement of cash flows. The new standard is effective for the Company in fiscal 2018 and must be applied on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The Company reported a $12,553,000 investing cash inflow related to a change in restricted cash for the period ended December 29, 2016. Subsequent to the adoption of ASU No. 2016-18, the change in restricted cash would be excluded from the change in cash flows from investing activities and included in the change in total cash, restricted cash and cash equivalents as reported in the statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance and providing a more robust framework to assist reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for the Company in fiscal 2018 and must be applied prospectively, with early adoption permitted. The Company is evaluating the effect the new standard will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test that had required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 is effective for the Company in fiscal 2020 and must be applied prospectively. The Company does not believe the new standard will have a material effect on its consolidated financial statements.

The Marcus Corporation

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

During fiscal 2016, the Company adopted ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The primary impact of the adoption was the recognition of excess tax benefits as a reduction to the provision for income taxes. Additional amendments to ASU No. 2016-09 which related to income taxes and minimum statutory withholding tax requirements, had no impact to retained earnings, where the cumulative effect of these changes are required to be recorded. Additionally, the Company also elected to continue estimating forfeitures when determining the amount of compensation costs to be recognized each period. The presentation requirements for cash flows related to excess tax benefits were applied on a prospective basis, and therefore prior years have not been restated. The presentation requirement for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in the consolidated statements of cash flows. The adoption of ASU No. 2016-09 did not have a material effect on the Company’s consolidated financial statements or related disclosures.

On January 1, 2016, the Company adopted ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU No. 2015-02 clarifies how to determine whether equity holders as a group have power to direct the activities that most significantly affect the legal entity’s economic performance and could affect whether it is a variable interest entity (VIE). Two of the company’s consolidated entities are considered VIEs. The Company is the primary beneficiary of the VIEs and its interest is considered a majority voting interest. As such, the adoption of the new standard did not have a material effect on its consolidated financial statements or related disclosures.

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

3. Acquisition

On December 16, 2016, the Company acquired 14 owned and/or leased movie theatres, along with Ronnie’s Plaza, an 84,000 square foot retail center in St. Louis, Missouri, from Wehrenberg Theatres (“Wehrenberg”) for a total cash purchase price of $65,000,000, plus normal closing adjustments and less a negative net working capital balance that was assumed in the transaction. The assets acquired consist primarily of land and buildings, with a preliminary estimated fair value of $54,545,000, with the remaining purchase price allocated to leasehold improvements, equipment and intangible assets. In addition, several leases acquired were identified as capital leases and assigned a preliminary value of approximately $17,511,000 as of December 29, 2016. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their respective estimated fair values. The purchase price allocation is preliminary and certain items are subject to change, including the fair value of the real estate and leases acquired, as well as the fair value of the specific intangible assets acquired. The Company expects to continue to obtain information to assist it in determining the fair values during the measurement period. The acquired theatres contributed approximately $5,111,000 and $(450,000) to revenues and operating income, respectively, in fiscal 2016, including the impact of acquisition costs. Acquisition costs related to professional fees incurred as a result of the Wehrenberg acquisition during fiscal 2016 were approximately $2,037,000 and were expensed as incurred and included in administrative expenses in the consolidated statements of earnings. The majority of these expenses are not deductible for income tax purposes.

Assuming the Wehrenberg acquisition occurred at the beginning of fiscal 2016, unaudited pro forma revenues for the Company during fiscal 2016 were $607,934,000. The Wehrenberg theatres would not have had a material impact on the Company’s fiscal 2016 net earnings.

The Marcus Corporation

Notes to Consolidated Financial Statements

4. Asset Sale

On October 16, 2015, the Company sold the Hotel Phillips for a total purchase price of approximately $13,500,000. Net proceeds to the Company from the sale were approximately $13,100,000, net of transaction costs. The assets sold consisted primarily of land, building, equipment and other assets. Pursuant to the sale agreement, the Company also retained its rights to receive payments under a tax incremental financing (TIF) arrangement with the city of Kansas City, Missouri, which is recorded as a receivable at its estimated net realizable value on the consolidated balance sheet. The result of the transaction was a loss on sale of approximately $70,000. Hotel Phillips revenues for the Transition Period, fiscal 2015 and fiscal 2014 were $3,925,000, $9,736,000 and $7,888,000, respectively. Hotel Phillips operating income (loss) for the Transition Period, fiscal 2015 and fiscal 2014 was $291,000, $739,000 and $(113,000), respectively.

5. Additional Balance Sheet Information

	December 29, 2016	December 31, 2015
	(in thousands)
Trade receivables, net of allowances of $204 and $259, respectively	$6,349	$5,898
Other receivables	8,412	7,468
	$14,761	$13,366

The composition of property and equipment, which is stated at cost, is as follows:

	December 29, 2016	December 31, 2015
	(in thousands)
Land and improvements	$134,306	$104,379
Buildings and improvements	699,828	618,004
Leasehold improvements	80,522	78,855
Furniture, fixtures and equipment	312,334	285,578
Construction in progress	19,698	10,363
	1,246,688	1,097,179
Less accumulated depreciation and amortization	457,490	426,477
	$789,198	$670,702

The composition of other assets is as follows:

	December 29, 2016	December 31, 2015
	(in thousands)
Favorable lease right	$9,486	$9,820
Split dollar life insurance policies	10,131	13,584
Other assets	16,477	13,822
	$36,094	$37,226

The Company’s $13,353,000 favorable lease right is being amortized over the expected term of the underlying lease of 40 years and is expected to result in amortization of $334,000 in each of the five succeeding fiscal years. Accumulated amortization of the favorable lease right was $3,867,000 and $3,533,000 as of December 29, 2016 and December 31, 2015, respectively.

The Marcus Corporation

Notes to Consolidated Financial Statements

5. Additional Balance Sheet Information (continued)

Included in other assets as of December 29, 2016 is approximately $2,468,000 of intangible assets related to the Wehrenberg theatre acquisition (see Note 3), recorded based on the preliminary estimated fair value as of the acquisition date. The intangible assets include an acquired loyalty program and customer list and an acquired trademark, each of which will be amortized over their estimated useful lives.

6. Long-Term Debt and Capital Lease Obligations

Long-term debt is summarized as follows:

	December 29, 2016	December 31, 2015
	(in thousands, except payment data)
Mortgage notes	$50,399	$51,305
Senior notes	90,286	101,429
Unsecured term note due February 2025, with monthly principal and interest payments of $39,110, bearing interest at 5.75%	3,053	3,338
Revolving credit agreement	140,000	30,000
Unsecured term loan	–	40,000
Debt issuance costs	(355)	(404)
	283,383	225,668
Less current maturities, net of issuance costs	12,040	18,292
	$271,343	$207,376

The mortgage notes, both fixed rate and adjustable, bear interest from 3.0% to 5.9%, have a weighted-average rate of 4.70% at December 29, 2016 and 4.59% at December 31, 2015, and mature in fiscal years 2017 through 2043. The mortgage notes are secured by the related land, buildings and equipment. A note maturing in January 2017 with a balance of $24,226,000 as of December 29, 2016 was classified as long-term debt as the note was repaid subsequent to year-end and replaced with borrowings on the Company’s revolving credit facility and a $15,000,000 mortgage note bearing interest at LIBOR plus 2.75%, requiring monthly principal and interest payments and maturing in fiscal 2020.

The $90,286,000 of senior notes maturing in 2018 through 2025 require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.02% to 6.55%, with a weighted-average fixed rate of 5.10% at December 29, 2016 and 5.26% at December 31, 2015.

The Company has the ability to issue commercial paper through an agreement with a bank, up to a maximum of $35,000,000. The agreement requires the Company to maintain unused bank lines of credit at least equal to the principal amount of outstanding commercial paper. There were no borrowings on commercial paper as of December 29, 2016 or December 31, 2015.

During fiscal 2016, the Company replaced its then-existing credit agreement, consisting of a $37,188,000 term loan and a $175,000,000 revolving credit facility, with a new five-year $225,000,000 credit facility that expires in June 2021. There were borrowings of $140,000,000 outstanding on the revolving credit facility at December 29, 2016, bearing interest at LIBOR plus a margin which adjusts based on the Company’s borrowing levels, effectively 1.83% at December 29, 2016 and 1.61% at December 31, 2015. The revolving credit facility requires an annual facility fee of 0.20% on the total commitment. Based on borrowings outstanding, availability under the line at December 29, 2016 totaled $85,000,000.

The Marcus Corporation

Notes to Consolidated Financial Statements

6. Long-Term Debt and Capital Lease Obligations (continued)

The Company’s loan agreements include, among other covenants, maintenance of certain financial ratios, including a debt-to-capitalization ratio and a fixed charge coverage ratio. The Company is in compliance with all financial debt covenants at December 29, 2016.

Scheduled annual principal payments on long-term debt, net of amortization of debt issuance costs, for the years subsequent to December 29, 2016, are:

(in thousands)
Fiscal Year
2017	$12,040
2018	27,855
2019	9,704
2020	24,090
2021	159,830
Thereafter	49,864
$283,383

Interest paid, net of amounts capitalized, for fiscal 2016, the Transition Period, fiscal 2015 and fiscal 2014 totaled $9,105,000, $5,220,000, $9,353,000 and $9,370,000, respectively.

Subsequent to December 29, 2016, the Company issued $50,000,000 of unsecured senior notes privately placed with three institutional lenders. The notes bear interest at 4.32% per annum and mature in fiscal 2027. The Company used the net proceeds of the sale of the notes to repay outstanding indebtedness and for general corporate purposes.

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into an interest rate swap agreement on February 28, 2013 covering $25,000,000 of floating rate debt, which expires January 22, 2018, and requires the Company to pay interest at a defined rate of 0.96% while receiving interest at a defined variable rate of one-month LIBOR (0.75% at December 29, 2016). The notional amount of the swap is $25,000,000. The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company’s interest rate swap agreement was considered effective and qualified as a cash flow hedge from inception through June 16, 2016, at which time the derivative was undesignated and the balance in accumulated other comprehensive loss of $159,000 ($96,000 net of tax) was reclassified into interest expense. As of June 16, 2016, the swap was considered ineffective for accounting purposes and the increase in fair value of the swap from June 16, 2016 through the end of fiscal 2016 of $165,000 was recorded as a reduction to interest expense. The Company does not expect the interest rate swap to have a material effect on earnings within the next 12 months.

The Marcus Corporation

Notes to Consolidated Financial Statements

6. Long-Term Debt and Capital Lease Obligations (continued)

Capital Lease Obligations - During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp. (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of December 29, 2016, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in furniture, fixtures and equipment is $45,510,000 related to the digital systems as of December 29, 2016 and December 31, 2015, which is being amortized over the remaining estimated useful life of the assets. Accumulated amortization of the digital systems was $28,294,000 and $22,118,000 as of December 29, 2016 and December 31, 2015, respectively.

Under the terms of the master licensing agreement, the Company made an initial one-time payment to CDF2. The Company expects that the balance of CDF2’s costs to deploy the systems will be covered primarily through the payment of virtual print fees (VPFs) from film distributors to CDF2 each time a digital movie is booked on one of the systems deployed on a Company screen. The Company agreed to make an average number of bookings of eligible digital movies on each screen on which a licensed system has been deployed to provide for a minimum level of VPFs paid by distributors (standard booking commitment) to CDF2. To the extent the VPFs paid by distributors are less than the standard booking commitment, the Company must make a shortfall payment to CDF2. Based upon the Company’s historical booking patterns, the Company does not expect to make any shortfall payments during the life of the agreement. Accounting Standards Codification No. 840, Leases, requires that the Company consider the entire amount of the standard booking commitment minimum lease payments for purposes of determining the capital lease obligation. The maximum amount per year that the Company could be required to pay is approximately $6,163,000 until the obligation is fully satisfied.

The Company’s capital lease obligation is being reduced as VPFs are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPFs as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company's expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $5,543,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

In conjunction with the Wehrenberg theatre acquisition (see Note 3), the Company became the obligor of several movie theatre and equipment leases with unaffiliated third parties that qualify for capital lease accounting. We have recorded the leased buildings and equipment and corresponding obligations under the capital leases on our balance sheet at an initial preliminary fair value of $17,511,000. The Company will amortize the leased assets on a straight-line basis over the various remaining terms of the leases. The Company paid $146,000 in lease payments on these capital leases during fiscal 2016.

The Marcus Corporation

Notes to Consolidated Financial Statements

6. Long-Term Debt and Capital Lease Obligations (continued)

Aggregate minimum lease payments under these capital leases, assuming the exercise of certain lease options, are as follows at December 29, 2016:

(in thousands)
Fiscal Year
2017	$3,695
2018	3,701
2019	3,729
2020	3,694
2021	3,566
Thereafter	17,914
$36,299

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

Through December 29, 2016, the Company’s Board of Directors has approved the repurchase of up to 11,687,500 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options and for savings and profit-sharing plan contributions. The Company purchased 333,827, 3,669, 54,742 and 314,312 shares pursuant to these authorizations during fiscal 2016, the Transition Period, fiscal 2015 and fiscal 2014, respectively. At December 29, 2016, there were 2,898,320 shares available for repurchase under these authorizations.

The Company’s Board of Directors has authorized the issuance of up to 750,000 shares of Common Stock for The Marcus Corporation Dividend Reinvestment and Associate Stock Purchase Plan. At December 29, 2016, there were 447,036 shares available under this authorization.

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

The Marcus Corporation

Notes to Consolidated Financial Statements

7. Shareholders’ Equity and Stock-Based Compensation (continued)

Awarded shares of non-vested stock cumulatively vest either 25% after three years of the grant date, 50% after five years of the grant date, 75% after ten years of the grant date and 100% upon retirement, or 50% after three years of the grant date and 100% after five years of the grant date, depending on the date of grant. The non-vested stock may not be sold, transferred, pledged or assigned, except as provided by the vesting schedule included in the Company’s equity incentive plan. During the period of restriction, the holder of the non-vested stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock. Non-vested stock awards and shares issued upon option exercises are issued from previously acquired treasury shares. At December 29, 2016, there were 1,351,801 shares available for grants of additional stock options, non-vested stock and other types of equity awards under the current plan.

Stock-based compensation, including stock options and non-vested stock awards, is expensed over the vesting period of the awards based on the grant date fair value.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions used for awards granted during fiscal 2016, the Transition Period, fiscal 2015 and fiscal 2014:

	Year Ended December 29, 2016	31 Weeks Ended December 31, 2015	Year Ended May 28, 2015	Year Ended May 29, 2014

Risk-free interest rate	1.07 – 1.64%	1.30 – 2.13%	1.31 – 2.32%	1.04 – 2.38%
Dividend yield	2.29%	2.26%	2.5%	2.7%
Volatility	29 – 48%	36 – 48%	37 – 49%	41 – 49%
Expected life	4 – 9 years	4 – 9 years	4 – 9 years	4 – 9 years

Total pre-tax stock-based compensation expense was $1,899,000, $975,000, $1,499,000 and $1,781,000 in fiscal 2016, the Transition Period, fiscal 2015 and fiscal 2014, respectively. The recognized tax benefit on stock-based compensation was $840,000, $418,000, $689,000 and $752,000 in fiscal 2016, the Transition Period, fiscal 2015 and fiscal 2014, respectively.

The Marcus Corporation

Notes to Consolidated Financial Statements

7. Shareholders’ Equity and Stock-Based Compensation (continued)

A summary of the Company’s stock option activity and related information follows:

	December 29, 2016		December 31, 2015		May 28, 2015		May 29, 2014
		Weighted-		Weighted-		Weighted-		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price	Options	Price
	(options in thousands)
Outstanding at beginning of period	1,707	$15.71	1,526	$14.75	1,566	$14.06	1,949	$14.03
Granted	185	19.45	284	20.22	276	18.35	291	13.16
Exercised	(245)	16.23	(68)	12.69	(215)	13.81	(437)	12.81
Forfeited	(84)	18.21	(35)	16.25	(101)	15.87	(237)	14.16
Outstanding at end of period	1,563	15.94	1,707	15.71	1,526	14.75	1,566	14.06
Exercisable at end of period	904	$14.28	961	$14.57	840	$14.90	909	$15.29
Weighted-average fair value of options granted during the period		$5.94		$6.57		$5.98		$4.52

Exercise prices for options outstanding as of December 29, 2016, ranged from $10.00 to $31.55. The weighted-average remaining contractual life of those options is 5.9 years. The weighted-average remaining contractual life of options currently exercisable is 4.2 years. There were 1,508,000 options outstanding, vested and expected to vest as of December 29, 2016 with a weighted-average exercise price of $15.84 and an intrinsic value of $23,691,000. Additional information related to these options segregated by exercise price range is as follows:

	Exercise Price Range
	$10.00 to $13.12	$13.13 to $18.34	$18.35 to $31.55
	(options in thousands)

Options outstanding	575	487	501
Weighted-average exercise price of options outstanding	$12.13	$16.27	$20.00
Weighted-average remaining contractual life of options outstanding	5.2	4.6	7.8
Options exercisable	462	353	89
Weighted-average exercise price of options exercisable	$11.90	$15.51	$21.68

The intrinsic value of options outstanding at December 29, 2016 was $24,398,000 and the intrinsic value of options exercisable at December 29, 2016 was $15,609,000. The intrinsic value of options exercised was $1,676,000, $485,000, $1,181,000 and $1,211,000 during fiscal 2016, the Transition Period, fiscal 2015 and fiscal 2014, respectively. As of December 29, 2016, total remaining unearned compensation cost related to stock options was $2,950,000, which will be amortized to expense over the remaining weighted-average life of 3.1 years.

The Marcus Corporation

Notes to Consolidated Financial Statements

7. Shareholders’ Equity and Stock-Based Compensation (continued)

A summary of the Company’s non-vested stock activity and related information follows:

	December 29, 2016		December 31, 2015		May 28, 2015		May 29, 2014
		Weighted-		Weighted-		Weighted-		Weighted
		Average		Average		Average		Average
		Fair		Fair		Fair		Fair
	Shares	Value	Shares	Value	Shares	Value	Shares	Value
	(options in thousands)
Outstanding at beginning of period	134	$16.54	114	$15.39	98	$13.61	97	$12.92
Granted	36	24.54	34	19.24	30	19.38	37	14.14
Vested	(25)	12.13	(14)	12.55	(14)	11.72	(25)	12.01
Forfeited	(2)	18.72	–	–	–	–	(11)	12.93
Outstanding at end of period	143	19.30	134	16.54	114	15.39	98	13.61

The Company expenses awards of non-vested stock based on the fair value of the Company’s common stock at the date of grant. As of December 29, 2016, total remaining unearned compensation related to non-vested stock was $1,918,000, which will be amortized over the weighted-average remaining service period of 3.9 years.

8. Employee Benefit Plans

The Company has a qualified profit-sharing savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides for a contribution of a minimum of 1% of defined compensation for all plan participants and matching of 25% of employee contributions up to 6% of defined compensation. In addition, the Company may make additional discretionary contributions. During fiscal 2017, the 401(k) plan will provide only one type of employer contribution: a matching contribution equal to 100% of the first 3% of compensation and 50% of the next 2% of compensation deposited by an employee into the 401(k) plan. During fiscal 2016, the Transition Period, fiscal 2015 and fiscal 2014, the 1% and the discretionary contributions were made with the Company’s common stock. The Company also sponsors unfunded, nonqualified, defined-benefit and deferred compensation plans. The Company’s unfunded, nonqualified retirement plan includes two components. The first component is a defined-benefit plan that applies to certain participants. The second component applies to all other participants and provides an account-based supplemental retirement benefit. During fiscal 2016, the plan was amended with an effective date of January 1, 2017, which curtailed benefits to certain participants included in the account-based supplemental plan. The curtailment resulted in a pre-tax gain of $251,000 during fiscal 2016. Pension and profit-sharing expense for all plans was $3,960,000, $2,362,000, $3,581,000 and $3,360,000 for fiscal 2016, the Transition Period, fiscal 2015 and fiscal 2014, respectively.

The Company recognizes actuarial losses and prior service costs related to its defined benefit plan in the consolidated balance sheets and recognizes changes in these amounts in the year in which changes occur through comprehensive income.

The Marcus Corporation

Notes to Consolidated Financial Statements

8. Employee Benefit Plans (continued)

The status of the Company’s unfunded nonqualified, defined-benefit and account-based retirement plan based on the respective December 29, 2016 and December 31, 2015 measurement dates is as follows:

	December 29, 2016	December 31, 2015
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$31,671	$31,037
Service cost	865	459
Interest cost	1,406	765
Actuarial loss	82	104
Curtailment	(261)	–
Benefits paid	(1,240)	(694)
Benefit obligation at end of year	$32,523	$31,671

Amounts recognized in the statement of financial position consist of:
Current accrued benefit liability (included in Other accrued liabilities)	$(1,252)	$(1,191)
Noncurrent accrued benefit liability (included in Deferred compensation and other)	(31,271)	(30,480)
Total	$(32,523)	$(31,671)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$9,049	$9,410
Prior service credit	(642)	(711)
Total	$8,407	$8,699

	Year Ended	31 Weeks Ended	Year Ended
	December 29, 2016	December 31, 2015	May 28, 2015	May 29, 2014
	(in thousands)
Net periodic pension cost:
Service cost	$865	$459	$697	$702
Interest cost	1,406	765	1,243	1,173
Net amortization of prior service cost and actuarial loss	364	211	326	268
Curtailment gain	(251)	–	–	–
	$2,384	$1,435	$2,266	$2,143

The Marcus Corporation

Notes to Consolidated Financial Statements

8. Employee Benefit Plans (continued)

The $5,069,000 loss, net of tax, included in accumulated other comprehensive loss at December 29, 2016, consists of the $5,457,000 net actuarial loss, net of tax, and the $388,000 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost. The $5,219,000 loss, net of tax, included in accumulated other comprehensive loss at December 31, 2015, consists of the $5,645,000 net actuarial loss, net of tax, and the $426,000 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost.

The accumulated benefit obligation was $28,151,000 and $26,940,000 as of December 29, 2016 and December 31, 2015, respectively.

The pre-tax change in the benefit obligation recognized in other comprehensive loss during fiscal 2016 consisted of the current year net actuarial loss of $82,000, the amortization of the net actuarial loss of $442,000, the amortization of the prior service credit of $329,000 and the recognition of the current year plan change credit of $261,000. The pre-tax change in the benefit obligation recognized in other comprehensive loss during the Transition Period consisted of the current year net actuarial loss of $104,000, the amortization of the net actuarial loss of $256,000 and the amortization of the prior service credit of $45,000. The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2017 is $356,000, of which $420,000 relates to the actuarial loss and $64,000 relates to the prior service credit.

The weighted-average assumptions used to determine the benefit obligations as of the measurement dates were as follows:

	December 29, 2016	December 31, 2015
Discount rate	4.15%	4.40%
Rate of compensation increase	4.00%	4.00%

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Year Ended	31 Weeks Ended	Year Ended
	December 29, 2016	December 31, 2015	May 28, 2015	May 29, 2014
Discount rate	4.40%	4.20%	4.30%	4.40%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

Benefit payments and contributions expected to be paid subsequent to December 29, 2016, are:

Fiscal Year	(in thousands)
2017	$1,252
2018	1,337
2019	1,349
2020	1,520
2021	1,475
Years 2022 – 2026	10,995

The Marcus Corporation

Notes to Consolidated Financial Statements

9. Income Taxes

The components of the net deferred tax liability are as follows:

	December 29, 2016	December 31, 2015
	(in thousands)

Accrued employee benefits	$17,682	$17,218
Depreciation and amortization	(67,897)	(63,906)
Other	3,782	3,283
Net deferred tax liability	$(46,433)	$(43,405)

During fiscal 2016, the Company adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The new guidance was applied on a retrospective basis to all prior periods. Accordingly, $2,807,000 of deferred income taxes (current asset) have been reclassified as a reduction of deferred income taxes (long term liability) on the December 31, 2015 consolidated balance sheet.

Income tax expense consists of the following:

	Year Ended	31 Weeks Ended	Year Ended
	December 29, 2016	December 31, 2015	May 28, 2015	May 29, 2014
	(in thousands)
Current:
Federal	$15,434	$12,688	$8,065	$14,788
State	4,667	3,240	2,120	2,654
Deferred:
Federal	3,402	(829)	4,328	(861)
State	(509)	(314)	1,165	229
	$22,994	$14,785	$15,678	$16,810

The Company’s effective income tax rate, adjusted for earnings from noncontrolling interests, for fiscal 2016, the Transition Period, fiscal 2015 and fiscal 2014 was 37.8%, 38.6%, 39.5% and 40.2%, respectively. The Company has not included the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in its income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners.

The Marcus Corporation

Notes to Consolidated Financial Statements

9. Income Taxes (continued)

A reconciliation of the statutory federal tax rate to the effective tax rate on earnings attributable to The Marcus Corporation follows:

	Year Ended	31 Weeks Ended	Year Ended
	December 29, 2016	December 31, 2015	May 28, 2015	May 29, 2014
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.8	5.1	5.3	4.5
Tax credits, net of federal income tax benefit	(0.9)	(1.0)	(1.1)	(0.2)
Unrecognized tax benefits and related interest	–	–	–	-
Other	(1.1)	(0.5)	0.3	0.9
	37.8%	38.6%	39.5%	40.2%

Net income taxes paid in fiscal 2016, the Transition Period, fiscal 2015 and fiscal 2014 totaled $25,017,000, $8,270,000, $10,918,000 and $19,437,000, respectively.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefit are as follows:

	Year Ended	31 Weeks Ended	Year Ended
	December 29, 2016	December 31, 2015	May 28, 2015	May 29, 2014
	(in thousands)
Balance at beginning of year	$414	$431	$102	$102
Increases due to:
Tax positions taken in prior years	-	-	543	-
Tax positions taken in current year	-	-	-	-
Decreases due to:
Tax positions taken in prior years	-	-	-	-
Settlements with taxing authorities	-	(17)	(214)	-
Lapse of applicable statute of limitations	-	-	-	-
Balance at end of year	$414	$414	$431	$102

The Company’s total unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate were $67,000 as of December 29, 2016, December 31, 2015, May 28, 2015 and May 29, 2014. At December 29, 2016, the Company had accrued interest of $130,000 and no accrued penalties compared to accrued interest of $101,000 and no accrued penalties at December 31, 2015. The Company classifies interest and penalties relating to income taxes as income tax expense. For the year ended December 29, 2016, $153,000 of interest and no accrued penalties were recognized in the statement of earnings, compared to $108,000 of interest and no accrued penalties for the Transition Period, $89,000 of interest and no accrued penalties for the year ended May 28, 2015 and $(1,000) of interest and no accrued penalties for the year ended May 29, 2014.

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

	Year Ended	31 Weeks Ended	Year Ended
	December 29, 2016	December 31, 2015	May 28, 2015	May 28, 2014
	(in thousands)
Fixed minimum rentals	$7,707	$4,693	$8,064	$7,995
Amortization of favorable lease right	334	194	334	334
Percentage rentals	343	153	193	193
	$8,384	$5,040	$8,591	$8,522

Aggregate minimum rental commitments under long-term operating leases, assuming the exercise of certain lease options, are as follows at December 29, 2016:

Fiscal Year	(in thousands)
2017	$13,051
2018	10,898
2019	10,336
2020	9,086
2021	8,429
Thereafter	75,878
$127,678

Commitments - The Company has commitments for the completion of construction at various properties totaling approximately $15,130,000 at December 29, 2016.

License Rights - The Company has license rights to operate three hotels using the Hilton trademark, one hotel using the InterContinental trademark and two hotels using the Marriott trademark. Under the terms of the licenses, the Company is obligated to pay fees based on defined gross sales.

11. Joint Venture Transactions

At December 29, 2016 and December 31, 2015, the Company held investments with aggregate carrying values of $6,096,000 and $7,455,000, respectively, in several joint ventures, three of which are accounted for under the equity method, and two of which are accounted for under the cost method.

The Marcus Corporation

Notes to Consolidated Financial Statements

12. Business Segment Information

The Company evaluates performance and allocates resources based on the operating income (loss) of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Following is a summary of business segment information for fiscal 2016, the Transition Period, fiscal 2015 and fiscal 2014:

	Theatres	Hotels/ Resorts	Corporate Items	Total
	(in thousands)
Fiscal 2016
Revenues	$328,165	$215,171	$528	$543,864
Operating income (loss)	71,754	14,604	(16,404)	69,954
Depreciation and amortization	24,570	16,895	367	41,832
Assets	561,755	311,738	37,773	911,266
Capital expenditures and acquisitions	132,509	14,650	213	147,372

31 Weeks Ended December 31, 2015
Revenues	$182,845	$141,088	$334	$324,267
Operating income (loss)	37,162	17,331	(9,821)	44,672
Depreciation and amortization	13,215	10,387	213	23,815
Assets	435,862	328,455	40,384	804,701
Capital expenditures and acquisitions	27,984	16,428	40	44,452

Fiscal 2015
Revenues	$269,155	$218,332	$580	$488,067
Operating income (loss)	53,467	10,331	(13,155)	50,643
Depreciation and amortization	20,141	17,930	290	38,361
Assets	424,740	334,211	46,521	805,472
Capital expenditures and acquisitions	49,789	23,610	1,589	74,988

Fiscal 2014
Revenues	$243,162	$204,138	$639	$447,939
Operating income (loss)	46,461	16,083	(13,671)	48,873
Depreciation and amortization	16,747	16,319	288	33,354
Assets	401,624	323,815	39,562	765,001
Capital expenditures and acquisitions	37,964	18,516	193	56,673

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

The Marcus Corporation

Notes to Consolidated Financial Statements

13. Unaudited Quarterly Financial Information (in thousands, except per share data)

	13 Weeks Ended
Fiscal 2016	March 31, 2016	June 30, 2016	September 29, 2016	December 29, 2016

Revenues	$125,444	$134,978	$144,695	$138,747
Operating income	11,346	18,261	24,683	15,664
Net earnings attributable to The Marcus Corporation	5,452	9,336	14,372	8,742
Net earnings per common share – diluted	$0.20	$0.34	$0.51	$0.31

	13 Weeks Ended		5 Weeks Ended
31 Weeks Ended December 31, 2015	August 27, 2015	November 26, 2015	December 31, 2015
Revenues	$149,190	$115,676	$59,401
Operating income	25,966	10,664	8,042
Net earnings attributable to The Marcus Corporation	14,651	4,945	3,969
Net earnings per common share – diluted	$0.53	$0.18	$0.14

	13 Weeks Ended
Fiscal 2015	August 28, 2014	November 27, 2014	February 26, 2015	May 28, 2015(1)
Revenues	$131,769	$116,061	$120,153	$120,084
Operating income	22,809	11,730	7,415	8,689
Net earnings attributable to The Marcus Corporation	12,432	5,223	3,091	3,249
Net earnings per common share – diluted	$0.45	$0.19	$0.11	$0.12

(1)	The Company recorded a $2,600 pre-tax impairment charge during the fourth quarter of fiscal 2015 related to an existing hotel (approximately $1,562 after-tax, or $0.06 per diluted common share).

14. Unaudited Transition Period Comparative Balances (in thousands, except per share data)

In October 2015, the Company’s Board of Directors approved a change in the Company’s fiscal year-end from the last Thursday in May to the last Thursday in December. The Company reports on a 52/53 week year. The required 31-week transition period of May 29, 2015 to December 31, 2015 is included in these financial statements. In order to provide comparative results for the year ended December 29, 2016, the unaudited consolidated statement of earnings for the 53-week year ended December 31, 2015 is presented below. In order to provide comparative results for the 31-week transition period ended December 31, 2015, the unaudited consolidated statement of earnings for the 30-week period of May 30, 2014 to December 25, 2014 is also presented.

	(unaudited) 53 Weeks Ended	(unaudited) 30 Weeks Ended
	December 31,	December 25,
	2015	2014
Revenues:
Theatre admissions	$176,251	$85,608
Rooms	109,857	69,897
Theatre concessions	115,081	52,872
Food and beverage	71,028	41,456
Other revenues	59,477	30,807
Total revenues	531,694	280,640

Costs and expenses:
Theatre operations	153,612	73,081
Rooms	42,408	25,104
Theatre concessions	32,279	14,711
Food and beverage	57,769	32,425
Advertising and marketing	23,929	16,178
Administrative	60,610	29,029
Depreciation and amortization	40,032	22,145
Rent	8,622	5,009
Property taxes	14,876	8,756
Other operating expenses	33,615	19,911
Impairment charge	2,919	-
Total costs and expenses	470,671	246,349
OPERATING INCOME	61,023	34,291
OTHER INCOME (EXPENSE):
Investment income	209	58
Interest expense	(10,035)	(5,824)
Loss on disposition of property, equipment and other assets	(1,233)	(719)
Equity losses from unconsolidated joint ventures, net	(160)	(63)
	(11,219)	(6,548)
Earnings before income taxes	49,804	27,743
Income taxes	19,415	11,043
NET EARNINGS	30,389	16,700
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(393)	(82)
NET EARNINGS ATTRIBUTABLE TO THE MARCUS CORPORATION	$30,782	$16,782
net earnings per share – BASIC:
Common Stock	$ 1.15	$ 0.63
Class B Common Stock	1.04	0.57
net earnings per share – DILUTED:
Common Stock	$ 1.10	$ 0.61
Class B Common Stock	1.03	0.57

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act during the fourth quarter of our fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to the relevant information set forth under the captions “Election of Directors,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2017 Annual Meeting of Shareholders scheduled to be held on May 4, 2017 (our “Proxy Statement”). Information regarding our executive officers may be found in Part I of this Form 10-K under the caption “Executive Officers of the Company.” Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this Form 10-K.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the relevant information set forth under the caption “Compensation Discussion and Analysis” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table lists certain information about our two stock option plans, our 1995 Equity Incentive Plan and our 2004 Equity and Incentive Awards Plan, all of which were approved by our shareholders. We do not have any equity-based compensation plans that have not been approved by our shareholders.

Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under current equity compensation plan (excluding securities reflected in the first column)
1,563,000	$15.94	1,352,000

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

(a)(3) Exhibits.

The exhibits filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.*

Item 16.	Form 10-K Summary.

None.

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

THE MARCUS CORPORATION

Date: March 14, 2017	By:	/s/ Gregory S. Marcus
Gregory S. Marcus President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of us and in the capacities as of the date indicated above.

By:	/s/ Gregory S. Marcus	By:	/s/ Daniel F. McKeithan, Jr.
	Gregory S. Marcus, President and Chief		Daniel F. McKeithan, Jr., Director
Executive Officer (Principal Executive
Officer) and Director

By:	/s/ Douglas A. Neis	By:	/s/ Diane Marcus Gershowitz
	Douglas A. Neis, Chief Financial		Diane Marcus Gershowitz, Director
Officer and Treasurer (Principal
Financial Officer and Accounting
Officer)

By:	/s/ Stephen H. Marcus	By:	/s/ Timothy E. Hoeksema
	Stephen H. Marcus, Chairman and Director		Timothy E. Hoeksema, Director

By:	/s/ Philip L. Milstein	By:	/s/ Allan H. Selig
	Philip L. Milstein, Director		Allan H. Selig, Director

By:	/s/ Bronson J. Haase	By:	/s/ James D. Ericson
	Bronson J. Haase, Director		James D. Ericson, Director

By:	/s/ Bruce J. Olson	By:	/s/ Brian J. Stark
	Bruce J. Olson, Director		Brian J. Stark, Director

By:	/s/ Katherine M. Gehl	By:	/s/ David M. Baum
	Katherine M. Gehl, Director		David M. Baum, Director

S-1

EXHIBIT INDEX

3.1	Restated Articles of Incorporation. [Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended November 13, 1997.]

3.2	By-Laws of The Marcus Corporation, as amended. [Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated October 13, 2015.]

4.1	The Marcus Corporation Note Purchase Agreement dated April 17, 2008. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated April 17, 2008.]

4.2	Credit Agreement, dated June 16, 2016, by and among The Marcus Corporation and the several banks party thereto, including JPMorgan Chase Bank, N.A., as Administrative Agent, and U.S. Bank National Association, as Syndication Agent. [Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q dated August 9, 2016.]

4.3	The Marcus Corporation Note Purchase Agreement, dated June 27, 2013. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 27, 2013.]

4.4	The Marcus Corporation Note Purchase Agreement, dated December 21, 2016. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated February 22, 2017.]

Other than as set forth in Exhibits 4.1, 4.2, 4.3 and 4.4, we have numerous instruments which define the rights of holders of long-term debt. These instruments, primarily promissory notes, have arisen from the purchase of operating properties in the ordinary course of business. These instruments are not being filed with this Annual Report on Form 10-K in reliance upon Item 601(b)(4)(iii) of Regulation S-K. Copies of these instruments will be furnished to the Securities and Exchange Commission upon request.

10.1*	The Marcus Corporation Non-Employee Director Compensation Plan.

10.2*	The Marcus Corporation Variable Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 7, 2009.]

10.3*	The Marcus Corporation Deferred Compensation Plan. [Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended May 25, 2006.]

10.4*	The Marcus Corporation Retirement Income and Supplemental Retirement Plan, as amended and restated. [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2013.]

10.5	Administrative Services Agreement between Marcus Investments, LLC and The Marcus Corporation, as amended. [Incorporated by reference to Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.]

10.6*	The Marcus Corporation 1995 Equity Incentive Plan, as amended and restated. [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 4, 2006.]

10.7*	Form of The Marcus Corporation 1995 Equity Incentive Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2005.]

E-1

10.8*	The Marcus Corporation 2004 Equity and Incentive Awards Plan. [Incorporated by reference to Attachment A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on September 2, 2011.]

10.9*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 15, 2006.]

10.10*	Form of Cover Letter to The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated August 15, 2006.]

10.11*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award (Employees). [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 8, 2008.]

10.12*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award (Non-Employee Directors). [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 8, 2008.]

10.13*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award Agreement for awards granted after October 11, 2011 (Employees). [Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 dated October 28, 2011.]

10.14*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after October 11, 2011 (Employees). [Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.]

10.15*	Form of Cover Letter to The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after October 11, 2011 (Employees). [Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.]

10.16*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award Agreement for awards granted after January 8, 2013 (Employees). [Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2013.]

10.17*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award for awards granted after October 11, 2011 (Non-Employee Directors). [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2012.]

10.18*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after October 11, 2011 (Non-Employee Directors). [Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2012.]

10.19*	The Marcus Corporation Long-Term Incentive Plan Terms. [Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended May 28, 2009.]

14.1	The Marcus Corporation Code Of Conduct, as amended February 3, 2016. [Incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K dated February 3, 2016.]

E-2

21	Our subsidiaries as of December 29, 2016.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350.

99	Proxy Statement for the 2017 Annual Meeting of Shareholders. (The Proxy Statement for the 2017 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of our fiscal year.)

101	The following materials from The Marcus Corporation’s Annual Report on Form 10-K for the fiscal year ended December 29, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

* This exhibit is a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

E-3