Form 10-Q
period 2017-03-30
MARCUS CORP
filed 2017-05-09
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check One).

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK OUTSTANDING AT may 5, 2017 – 19,073,872

CLASS B COMMON STOCK OUTSTANDING AT May 5, 2017 – 8,696,301

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	March 30, 2017	December 29, 2016

ASSETS
Current assets:
Cash and cash equivalents	$10,718	$3,239
Restricted cash	4,192	5,466
Accounts and notes receivable, net of reserves of $206 and $204, respectively	13,646	14,761
Refundable income taxes	─	1,672
Other current assets	11,461	11,005
Total current assets	40,017	36,143

Property and equipment:
Land and improvements	137,909	134,306
Buildings and improvements	701,261	699,828
Leasehold improvements	83,311	80,522
Furniture, fixtures and equipment	315,050	312,334
Construction in progress	36,357	19,698
Total property and equipment	1,273,888	1,246,688
Less accumulated depreciation and amortization	471,028	457,490
Net property and equipment	802,860	789,198

Other assets:
Investments in joint ventures	6,042	6,096
Goodwill	43,700	43,735
Other	35,387	36,094
Total other assets	85,129	85,925

TOTAL ASSETS	$928,006	$911,266

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	March 30, 2017	December 29, 2016

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,692	$31,206
Income taxes	2,795	─
Taxes other than income taxes	16,943	17,261
Accrued compensation	13,118	17,007
Other accrued liabilities	42,491	46,561
Current portion of capital lease obligations	6,715	6,598
Current maturities of long-term debt	12,061	12,040
Total current liabilities	136,815	130,673

Capital lease obligations	24,371	26,106

Long-term debt	276,590	271,343

Deferred income taxes	46,425	46,433

Deferred compensation and other	44,465	45,064

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	─	─
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,493,212 shares at March 30, 2017 and 22,489,976 shares at December 29, 2016	22,493	22,490
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,696,301 shares at March 30, 2017 and 8,699,540 shares at December 29, 2016	8,696	8,700
Capital in excess of par	59,601	58,584
Retained earnings	357,307	351,220
Accumulated other comprehensive loss	(5,026)	(5,066)
	443,071	435,928
Less cost of Common Stock in treasury (3,430,918 shares at March 30, 2017 and 3,517,951 shares at December 29, 2016)	(44,930)	(45,816)
Total shareholders' equity attributable to The Marcus Corporation	398,141	390,112
Noncontrolling interest	1,199	1,535
Total equity	399,340	391,647

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$928,006	$911,266

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings

(in thousands, except per share data)	13 Weeks Ended
	March 30, 2017	March 31, 2016
Revenues:
Theatre admissions	$63,841	$46,914
Rooms	20,934	20,052
Theatre concessions	40,896	29,881
Food and beverage	15,040	14,545
Other revenues	17,243	14,052
Total revenues	157,954	125,444

Costs and expenses:
Theatre operations	54,685	40,298
Rooms	9,198	9,301
Theatre concessions	11,118	7,736
Food and beverage	13,467	12,761
Advertising and marketing	5,562	4,988
Administrative	16,957	14,604
Depreciation and amortization	12,248	10,191
Rent	3,273	2,119
Property taxes	5,078	4,143
Other operating expenses	8,343	7,957
Total costs and expenses	139,929	114,098

Operating income	18,025	11,346

Other income (expense):
Investment income	72	8
Interest expense	(2,924)	(2,409)
Loss on disposition of property, equipment and other assets	(399)	(113)
Equity earnings (losses) from unconsolidated joint ventures, net	55	(21)
	(3,196)	(2,535)

Earnings before income taxes	14,829	8,811
Income taxes	5,712	3,531
Net earnings	9,117	5,280
Net loss attributable to noncontrolling interests	(336)	(172)
Net earnings attributable to The Marcus Corporation	$9,453	$5,452

Net earnings per share – basic:
Common Stock	$0.35	$0.20
Class B Common Stock	$0.32	$0.19

Net earnings per share – diluted:
Common Stock	$0.33	$0.20
Class B Common Stock	$0.31	$0.19

Dividends per share:
Common Stock	$0.125	$0.113
Class B Common Stock	$0.114	$0.102

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)	13 Weeks Ended
	March 30, 2017	March 31, 2016

Net earnings	$9,117	$5,280

Other comprehensive income (loss), net of tax:

Change in unrealized gain on available for sale investments, net of tax benefit of $9 and $0, respectively	(14)	─

Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $35 and $0, respectively	54	─

Fair market value adjustment of interest rate swap, net of tax benefit of $0 and $77, respectively	─	(115)

Reclassification adjustment on interest rate swap included in interest expense, net of tax effect of $0 and $13, respectively	─	20

Other comprehensive income (loss)	40	(95)

Comprehensive income	9,157	5,185

Comprehensive loss attributable to noncontrolling interests	(336)	(172)

Comprehensive income attributable to The Marcus Corporation	$9,493	$5,357

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	13 Weeks Ended
(in thousands)	March 30, 2017	March 31, 2016

OPERATING ACTIVITIES:
Net earnings	$9,117	$5,280
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses (earnings) on investments in joint ventures	(55)	21
Distributions from joint ventures	109	─
Loss on disposition of property, equipment and other assets	399	113
Amortization of favorable lease right	83	83
Depreciation and amortization	12,248	10,191
Amortization of debt issuance costs	68	65
Shared-based compensation	505	434
Deferred income taxes	1	3
Deferred compensation and other	(440)	43
Contribution of the Company’s stock to savings and profit-sharing plan	890	905
Changes in operating assets and liabilities:
Accounts and notes receivable	1,115	2,604
Other current assets	(456)	190
Accounts payable	6,110	(3,495)
Income taxes	4,467	2,267
Taxes other than income taxes	(318)	(3,124)
Accrued compensation	(3,889)	(809)
Other accrued liabilities	(4,070)	(4,284)
Total adjustments	16,767	5,207
Net cash provided by operating activities	25,884	10,487

INVESTING ACTIVITIES:
Capital expenditures	(22,229)	(16,505)
Proceeds from disposals of property, equipment and other assets	9	3
Decrease in restricted cash	1,274	2,073
Decrease (increase) in other assets	419	(500)
Sale of interest in joint venture	─	1,000
Net cash used in investing activities	(20,527)	(13,929)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	79,000	49,000
Repayment of borrowings on revolving credit facility	(114,000)	(34,000)
Proceeds from borrowings on long-term debt	65,000	─
Principal payments on long-term debt	(24,399)	(1,490)
Debt issuance costs	(365)	─
Repayments of capital lease obligations	(255)	─
Equity transactions:
Treasury stock transactions, except for stock options	52	(4,593)
Exercise of stock options	455	125
Dividends paid	(3,366)	(2,997)
Distributions to noncontrolling interest	─	(312)
Net cash provided by financing activities	2,122	5,733

Net increase in cash and cash equivalents	7,479	2,291
Cash and cash equivalents at beginning of period	3,239	6,672
Cash and cash equivalents at end of period	$10,718	$8,963

Supplemental Information:
Interest paid, net of amounts capitalized	$2,533	$1,921
Income taxes paid	1,244	1,262
Change in accounts payable for additions to property and equipment	5,376	(2,249)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED MARCH 30, 2017

1. General

Accounting Policies – Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 29, 2016, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.

Basis of Presentation – The unaudited consolidated financial statements for the 13 weeks ended March 30, 2017 and March 31, 2016 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at March 30, 2017, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2016.

Depreciation and Amortization – Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $12,172,000 and $10,191,000 for the 13 weeks ended March 30, 2017 and March 31, 2016, respectively.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at December 29, 2016	$3	$(5,069)	$(5,066)
Change in unrealized gain on available for sale investments	(14)	-	(14)
Amortization of the net actuarial loss and prior service credit	-	54	54
Net other comprehensive income (loss)	(14)	54	40
Balance at March 30, 2017	$(11)	$(5,015)	$(5,026)

	Swap Agreements	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at December 31, 2015	$9	$(11)	$(5,219)	$(5,221)
Other comprehensive loss before reclassifications	(115)	-	-	(115)
Amounts reclassified from accumulated other comprehensive loss (1)	20	-	-	20
Net other comprehensive loss	(95)	-	-	(95)
Balance at March 31, 2016	$(86)	$(11)	$(5,219)	$(5,316)

(1) Amount is included in interest expense in the consolidated statement of earnings.

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended March 30, 2017	13 Weeks Ended March 31, 2016
	(in thousands, except per share data)
Numerator:
Net earnings attributable to The Marcus Corporation	$9,453	$5,452
Denominator:
Denominator for basic EPS	27,708	27,494
Effect of dilutive employee stock options	675	265
Denominator for diluted EPS	28,383	27,759
Net earnings per share – basic:
Common Stock	$0.35	$0.20
Class B Common Stock	$0.32	$0.19
Net earnings per share – diluted:
Common Stock	$0.33	$0.20
Class B Common Stock	$0.31	$0.19

Equity – Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interests for the 13 weeks ended March 30, 2017 and March 31, 2016 was as follows:

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at December 29, 2016	$390,112	$1,535
Net earnings attributable to The Marcus Corporation	9,453	-
Net loss attributable to noncontrolling interests	-	(336)
Cash dividends	(3,366)	-
Exercise of stock options	455	-
Savings and profit sharing contribution	890	-
Treasury stock transactions, except for stock options	52	-
Share-based compensation	505	-
Other comprehensive income, net of tax	40	-
Balance at March 30, 2017	$398,141	$1,199

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at December 31, 2015	$363,352	$2,346
Net earnings attributable to The Marcus Corporation	5,452	-
Net loss attributable to noncontrolling interests	-	(172)
Distributions to noncontrolling interests	-	(312)
Cash dividends	(2,997)	-
Exercise of stock options	125	-
Savings and profit sharing contribution	905	-
Treasury stock transactions, except for stock options	(4,593)	-
Share-based compensation	434	-
Other	7	-
Other comprehensive loss, net of tax	(95)	-
Balance at March 31, 2016	$362,590	$1,862

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At March 30, 2017 and December 29, 2016, respectively, the Company’s $70,000 and $93,000 of available for sale securities were valued using Level 1 pricing inputs and were included in other current assets. At March 30, 2017 and December 29, 2016, respectively, the Company’s $1,980,000 and $1,927,000 of trading securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 – Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At March 30, 2017 and December 29, 2016, respectively, the $46,000 and $6,000 asset related to the Company’s interest rate swap contract was valued using Level 2 pricing inputs.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At March 30, 2017 and December 29, 2016, none of the Company’s fair value measurements were valued using Level 3 pricing inputs.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended March 30, 2017	13 Weeks Ended March 31, 2016
	(in thousands)
Service cost	$191	$216
Interest cost	339	352
Net amortization of prior service cost and actuarial loss	89	91
Net periodic pension cost	$619	$659

New Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date (ASU 2015-14), to defer the effective date of the new revenue recognition standard by one year to fiscal years beginning after December 15, 2017. The guidance may be adopted using either a full retrospective or modified retrospective approach. The Company has performed a review of the requirements of the new revenue standard and related ASUs and is monitoring the activity of the FASB as it relates to specific interpretive guidance. The Company is reviewing customer contracts and is in the process of applying the five-step model of the new revenue standard to each of its key identified revenue streams and is comparing the results to its current accounting practices. While the Company continues to assess all potential impacts of adopting this new revenue standard, it currently believes the new standard will not have a significant impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230)— Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new standard is effective for the Company beginning in fiscal 2018, with early adoption permitted. The standard must be applied using a retrospective transition method for each period presented. The Company is evaluating the effect that the guidance will have on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230)— Restricted Cash. ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As such, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and ending of period total amount shown on the statement of cash flows. The new standard is effective for the Company in fiscal 2018 and must be applied on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The Company reported a $1,274,000 and $2,073,000 investing cash inflow, respectively, related to a change in restricted cash for the 13 weeks ended March 30, 2017 and March 31, 2016. Subsequent to the adoption of ASU No. 2016-18, the change in restricted cash would be excluded from the change in cash flows from investing activities and included in the change in total cash, restricted cash and cash equivalents as reported in the statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805)—Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance and providing a more robust framework to assist reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for the Company in fiscal 2018 and must be applied prospectively, with early adoption permitted. The Company is evaluating the effect the new standard will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350)— Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test that had required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 is effective for the Company in fiscal 2020 and must be applied prospectively. The Company does not believe the new standard will have a material effect on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Benefit Cost. The ASU requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are to be presented separately, in an appropriately titled line item outside of any subtotal of operating income or disclosed in the footnotes. The standard also limits the amount eligible for capitalization to the service cost component. The standard is effective for interim and annual periods beginning after December 15, 2017 and the Company is currently assessing the impact this standard will have on its consolidated financial statements and related disclosures.

2. Long-Term Debt and Capital Lease Obligations

Long-Term Debt - During the 13 weeks ended March 30, 2017, the Company issued $50,000,000 of unsecured senior notes privately placed with three institutional lenders. The notes bear interest at 4.32% per annum and mature in fiscal 2027. The Company used the net proceeds of the sale of the notes to repay outstanding indebtedness and for general corporate purposes.

Also during the 13 weeks ended March 30, 2017, a note that matured in January 2017 with a balance of $24,226,000 was repaid and replaced with borrowings on the Company’s revolving credit facility and a new $15,000,000 mortgage note bearing interest at LIBOR plus 2.75%, effectively 3.75% at March 30, 2017, requiring monthly principal and interest payments and maturing in fiscal 2020. The mortgage note is secured by the related land, building and equipment.

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into an interest rate swap agreement on February 28, 2013 covering $25,000,000 of floating rate debt, which expires January 22, 2018, and requires the Company to pay interest at a defined rate of 0.96% while receiving interest at a defined variable rate of one-month LIBOR (1.0% at March 30, 2017). The notional amount of the swap is $25,000,000. The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company’s interest rate swap agreement was considered effective and qualified as a cash flow hedge from inception through June 16, 2016, at which time the derivative was undesignated and the balance in accumulated other comprehensive loss of $159,000 ($96,000 net of tax) was reclassified into interest expense. As of June 16, 2016, the swap was considered ineffective for accounting purposes. As such, the $40,000 increase in the fair value of the swap for the 13 weeks ended March 30, 2017 was recorded as a reduction to interest expense. The Company does not expect the interest rate swap to have a material effect on earnings within the next 11 months, at which time the agreement will expire.

Capital Lease Obligations - During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of March 30, 2017, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in furniture, fixtures and equipment is $45,510,000 related to the digital systems as of March 30, 2017 and December 29, 2016, which is being amortized over the remaining estimated useful life of the assets. Accumulated amortization of the digital systems was $29,838,000 and $28,294,000 as of March 30, 2017 and December 29, 2016, respectively.

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

The Company’s capital lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company’s expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $5,636,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

In conjunction with theatres acquired in December 2016, the Company became the obligor of several movie theatre and equipment leases with unaffiliated third parties that qualify for capital lease accounting. Included in buildings and improvements as of March 30, 2017 and December 29, 2016 is a preliminary value of $15,799,000 related to these leases, with accumulated amortization of $460,000 as of March 30, 2017. Included in furniture, fixtures and equipment as of March 30, 2017 and December 29, 2016 is a preliminary value of $1,712,000 related to these leases, with accumulated amortization of $71,000 as of March 30, 2017. The assets are being amortized over the remaining lease terms. The Company paid $775,000 in lease payments on these capital leases during the 13 weeks ended March 30, 2017.

3. Income Taxes

The Company’s effective income tax rate, adjusted for losses from noncontrolling interests, for the 13 weeks ended March 30, 2017 and March 31, 2016 was 37.7% and 39.3%, respectively. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in its income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners.

4. Business Segment Information

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

Following is a summary of business segment information for the 13 weeks ended March 30, 2017 and March 31, 2016 (in thousands):

13 Weeks Ended March 30, 2017	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$111,388	$46,456	$110	$157,954
Operating income (loss)	24,691	(2,712)	(3,954)	18,025
Depreciation and amortization	7,793	4,357	98	12,248

13 Weeks Ended March 31, 2016	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$80,477	$44,832	$135	$125,444
Operating income (loss)	17,805	(2,552)	(3,907)	11,346
Depreciation and amortization	5,858	4,241	92	10,191

THE MARCUS CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

General

We report our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in December. Fiscal 2017 is a 52-week year beginning on December 30, 2016 and ending on December 28, 2017. Fiscal 2016 was a 52-week year beginning January 1, 2016 and ended on December 29, 2016.

We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The first quarter of fiscal 2017 consisted of the 13-week period beginning December 30, 2016 and ended on March 30, 2017. The first quarter of fiscal 2016 consisted of the 13-week period beginning on January 1, 2016 and ended on March 31, 2016. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the first quarter of fiscal 2017 and fiscal 2016 (in millions, except for per share and variance percentage data):

	First Quarter
			Variance
	F2017	F2016	Amt.	Pct.
Revenues	$158.0	$125.4	$32.6	25.9%
Operating income	18.0	11.3	6.7	58.9%
Other income (expense)	(3.2)	(2.5)	(0.7)	-26.1%
Net loss attributable to noncontrolling interests	(0.3)	(0.2)	(0.1)	-95.3%
Net earnings attributable to The Marcus Corp.	9.5	5.5	4.0	73.4%
Net earnings per common share - diluted	$0.33	$0.20	$0.13	65.0%

Revenues increased during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 due to increased revenues from both our theatre division and hotels and resorts division. Operating income (earnings before other income/expense and income taxes) and net earnings attributable to The Marcus Corporation increased during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 due to record operating results from our theatre division, partially offset by a small increase in operating loss from our hotels and resorts division.

Operating results from our theatre division were favorably impacted by a stronger slate of movies during the fiscal 2017 first quarter compared to the first quarter of fiscal 2016, increased attendance resulting from positive customer response to our recent investments and pricing strategies, and increased concession sales per person due to our expanded food and beverage offerings. New theatres also favorably impacted revenues and operating income from our theatre division during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. In mid-October 2016, we opened a newly renovated theatre in Country Club Hills, Illinois. In mid-December 2016, our theatre division acquired Wehrenberg Theatres® (which we refer to as Wehrenberg), a Midwestern theatre circuit consisting of 14 theatres with 197 screens, plus an 84,000 square foot retail center.

Revenues from our hotels and resorts division were favorably impacted by increased room revenues for comparable hotels during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Operating results from our hotels and resorts division were unfavorably impacted by preopening expenses from our new SafeHouse® restaurant and bar that we opened in downtown Chicago, Illinois, adjacent to our AC Chicago Downtown Hotel. The new location opened on March 1, 2017.

We did not have any significant variations in investment income or net equity earnings (losses) from unconsolidated joint ventures during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Losses on disposition of property, equipment and other assets increased by approximately $286,000 during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 due to a write off of disposed equipment at one of our hotels. The timing of periodic sales and disposals of our property and equipment may vary from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment.

Our interest expense totaled $2.9 million for the first quarter of fiscal 2017 compared to $2.4 million for the first quarter of fiscal 2016, an increase of approximately $500,000, or 21.4%. The increase in interest expense during the fiscal 2017 period was due entirely to payments we made on the approximately $17.5 million of capital lease obligations we assumed in the Wehrenberg acquisition. An increase in our total borrowings under long-term debt agreements during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was offset by a lower average interest rate during fiscal 2017, as we had a greater percentage of lower-cost variable rate debt in our debt portfolio during the first quarter of fiscal 2017. Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact our actual reported interest expense in future periods, as would changes in the mix between fixed rate debt and variable rate debt in our debt portfolio.

We reported income tax expense for the first quarter of fiscal 2017 of $5.7 million, an increase of approximately $2.2 million, or 61.8%, compared to income tax expense of $3.5 million for the first quarter of fiscal 2016. The increase in income tax expense was the result of increased earnings, partially offset by the fact that our fiscal 2017 first quarter effective income tax rate, after adjusting for a loss from noncontrolling interests that is not tax-effected because the entities involved are tax pass-through entities, was 37.7%, compared to our fiscal 2016 first quarter effective income tax rate of 39.3%. As of the date of this report, we anticipate that our effective income tax rate for the remaining quarters of fiscal 2017 will remain close to our historical 38-40% average, excluding any changes in our liability for unrecognized tax benefits or potential changes in federal and state income tax rates. Our actual fiscal 2017 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

The operating results of two majority-owned hotels, The Skirvin Hilton and The Lincoln Marriott Cornhusker Hotel, are included in the hotels and resorts division revenue and operating income, and the after-tax net earnings or loss attributable to noncontrolling interests is deducted from or added to net earnings on the consolidated statements of earnings. We reported a net loss attributable to noncontrolling interests of $336,000 during the first quarter of fiscal 2017 compared to a net loss of $172,000 during the first quarter of fiscal 2016.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the first quarter of fiscal 2017 and fiscal 2016 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2017	F2016	Amt.	Pct.
Revenues	$111.4	$80.5	$30.9	38.4%
Operating income	24.7	17.8	6.9	38.7%
Operating margin (% of revenues)	22.2%	22.1%

Our theatre division revenues and operating income increased during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 due primarily to new theatres that we opened or acquired during the fourth quarter of fiscal 2016 and an increase in attendance and our average concession revenues per person at comparable theatres, resulting in increased box office receipts and concession revenues. Despite higher fixed costs, such as depreciation and amortization, rent and property taxes, due in part to the Wehrenberg acquisition, our theatre division operating margin also increased slightly during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Increased other revenues, slightly lower film costs and our continued emphasis on controlling costs contributed to the improvement in our operating margin.

The following table provides a further breakdown of the components of revenues for the theatre division for the first quarter of fiscal 2017 and fiscal 2016 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2017	F2016	Amt.	Pct.
Box office receipts	$63.8	$46.9	$16.9	36.1%
Concession revenues	40.9	29.9	11.0	36.9%
Other revenues	6.7	3.7	3.0	80.6%
Total revenues	$111.4	$80.5	$30.9	38.4%

A significant portion of the increase in our box office receipts and concession revenues for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was due to the impact of the 14 theatres and 197 screens that we acquired from Wehrenberg and the 16-screen theatre that we opened in Country Club Hills, Illinois during our fiscal 2016 fourth quarter. Excluding these new theatres and four screens that we added to existing theatres during fiscal 2016, box office receipts and concession revenues for comparable theatres still increased 9.1% and 11.5%, respectively, during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016.

According to data received from Rentrak (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2017 first quarter results, United States box office receipts increased 7.0% during our fiscal 2017 first quarter, indicating that our box office receipts at comparable theatres during the first quarter of fiscal 2017 outperformed the industry by 2.1 percentage points. We outperformed the industry despite the fact that we had nearly 5% of our comparable screens out of service during long portions of the fiscal 2017 first quarter due to renovations underway at multiple theatres. We have now outperformed the industry average during thirteen of the last fourteen interim reporting periods. We believe our continued outperformance to the industry average is attributable to the investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies, including our $5 Tuesday promotion and our customer loyalty program.

Excluding the Wehrenberg theatres, our average ticket price increased 0.7% during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The increase was primarily attributable to modest price increases we implemented in November 2016. In addition, the fact that we have increased our number of premium large format (PLF) screens, along with a corresponding price premium, also contributed to our increased average ticket price during the first quarter of fiscal 2017. Conversely, we believe that a change in film product mix had a negative impact on our average ticket price during the first quarter of fiscal 2017. Our top two films during the fiscal 2017 period were the PG-rated family movies Beauty and the Beast and The LEGO® Batman Movie (resulting in a higher percentage of lower-priced children’s tickets sold), compared to our top two films during the first quarter of fiscal 2016, which included the R-rated film Deadpool and PG-13 rated film Star Wars: The Force Awakens (resulting in a higher percentage of higher-priced adult tickets sold). In addition, the percentage of our total box office receipts attributable to 3D presentations decreased during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 due primarily to weaker 3D performances from our top fiscal 2017 first quarter films, contributing to a lesser increase in our average ticket price than we might otherwise expect. The increase in average ticket price contributed approximately $277,000, or 6.5%, of the increase in our comparable theatre box office receipts during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016.

Our concession revenues increased during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 due in part to increased attendance at comparable theatres. In addition, our average concession revenues per person at comparable theatres (excluding the Wehrenberg theatres) increased by 2.8% during our first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The increase in our average concession revenues per person contributed approximately $831,000, or approximately 24.3%, of the increase in our comparable theatre concession revenues during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016.

A change in concession product mix, including increased sales of non-traditional food and beverage items from our increased number of Take Five LoungeSM, Zaffiro’s® Express and Reel Sizzle® outlets, as well as modest selected price increases we introduced in November 2016, were the primary reasons for our increased average concession sales per person during the fiscal 2017 period. Conversely, although family films generally have a favorable impact on traditional concession sales (popcorn, soda, candy, etc.), as these types of films typically result in stronger traditional concession sales compared to more adult-oriented films, we believe that the above described change in film product mix during the first quarter of fiscal 2017 slowed the growth of our overall average concession sales per person, as family-oriented films tend not to contribute to sales of non-traditional food and beverage items as much as adult-oriented films.

Other revenues increased by approximately $3.0 million during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Approximately $1.5 million of this increase related to comparable theatres and was due primarily to an increase in preshow advertising income and internet surcharge ticketing fees. The remaining increase in other revenues is attributable to the Wehrenberg theatres, including preshow advertising income, internet surcharge ticketing fees and rental income from the retail center described above.

Total theatre attendance increased 35.9% during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Excluding the Wehrenberg theatres and the Country Club Hills theatre, comparable theatre attendance increased 8.6% during the quarter, due primarily to a stronger film slate in the current year period. We believe a combination of several additional factors contributed to this increase in attendance and our above-described industry average outperformance. In addition to the $5 Tuesday promotion that continued to perform well, we believe our fiscal 2017 first quarter attendance was favorably impacted by increased attendance at theatres that have added our spacious new DreamLoungerSM electric all-recliner seating, our proprietary UltraScreen DLX® and SuperScreen DLXSM PLF screens and our unique food and beverage outlets described above. We also believe that we are recognizing the benefits of our customer loyalty program, introduced in March 2014 and which now has over 2.1 million members, including approximately 200,000 members recently added as a result of the Wehrenberg acquisition.

Attendance and box office receipts increased during nine of the 13 weeks of the first quarter of fiscal 2017, with the largest increase occurring in March. The improvement in March box office receipts was particularly noteworthy because last year’s first quarter benefited from the fact that Easter was early, as movie-going generally increases when students are out of school. In fiscal 2017, Easter occurred early in our second quarter. Our highest grossing films during the fiscal 2017 first quarter included Beauty and the Beast, The LEGO® Batman Movie, Hidden Figures, Logan and Rogue One: A Star Wars Story. The film slate during the first quarter of fiscal 2016 was particularly weighted towards strong blockbuster movies, as evidenced by the fact that our top five films during our fiscal 2016 first quarter accounted for 49% of our total box office results, compared to 37% for the top five films during the first quarter of fiscal 2017, both expressed as a percentage of the total box office receipts for the period. This reduced reliance on blockbuster films during the fiscal 2017 period had the effect of slightly decreasing our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts.

Film product for the second quarter of fiscal 2017 has, through the date of this report, produced box office results slightly greater than the same period of fiscal 2016. Top performing films during this period have included Beauty and the Beast, Boss Baby, The Fate of the Furious and Guardians of the Galaxy Vol.2. Other films scheduled to be released during the second quarter that may generate substantial box office interest include Alien: Covenant, Baywatch, Pirates of the Caribbean: Dead Men Tell No Tales, Wonder Woman, The Mummy, Cars 3 and Transformers: The Last Knight. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We ended the first quarter of fiscal 2017 with a total of 874 company-owned screens in 66 theatres and 11 managed screens in two theatres, compared to 659 company-owned screens in 51 theatres and 11 managed screens in two theatres at the end of the first quarter of fiscal 2016. In addition to the previously described new theatres opened and acquired during 2016, we opened two new UltraScreen DLX auditoriums at an existing theatre in Minnesota in February 2016 and we opened two new screens at our Palace Cinema in Sun Prairie, Wisconsin in November 2016. We are currently in the process of converting eight more theatres to all-DreamLounger recliner seating, including one Wehrenberg theatre, with expected completion dates by the end of our fiscal 2017 second quarter. We expect to open one new Zaffiro’s Express and convert three existing screens to SuperScreen DLX auditoriums during the second quarter of fiscal 2017. We anticipate beginning construction on additional DreamLounger conversions, SuperScreen DLX conversions and new food and beverage outlets in the near future.

In April 2017, we opened our new 10-screen Southbridge Crossing Cinema in Shakopee, Minnesota. This state-of-the-art theatre includes DreamLounger recliner seating in all auditoriums, two UltraScreen DLX auditoriums, as well as a Take Five Lounge and Zaffiro’s Express outlet. We also continued construction on our first stand-alone all in-theatre dining location, an eight-screen theatre that will be branded BistroPlexSM and located in Greendale, Wisconsin. We expect this new theatre to open late in our fiscal 2017 second quarter or early in our fiscal 2017 third quarter. We also will consider additional acquisitions of existing theatres or theatre circuits if appropriate opportunities arise.

Hotels and Resorts

The following table sets forth revenues, operating loss and operating margin for our hotels and resorts division for the first quarter of fiscal 2017 and fiscal 2016 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2017	F2016	Amt.	Pct.
Revenues	$46.5	$44.8	$1.7	3.6%
Operating loss	(2.7)	(2.6)	(0.1)	-6.3%
Operating margin (% of revenues)	-5.8%	-5.7%

Our first quarter is typically the weakest quarter of our fiscal year for our hotels and resorts division due to the traditionally reduced level of travel at our predominantly Midwestern portfolio of owned properties. Division revenues increased during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 due to increased room revenues at our owned hotels and resorts. In addition, food and beverage revenues increased due to the fact that we opened our new SafeHouse restaurant and bar in Chicago, Illinois on March 1, 2017 and the fact that our SafeHouse Milwaukee location was closed for a portion of the first quarter last year for renovation. The initial customer response to our new SafeHouse in Chicago has been positive.

Our hotels and resorts division operating loss increased slightly during our fiscal 2017 first quarter compared to the first quarter of fiscal 2016, despite increased revenues, due entirely to preopening expenses related to the new SafeHouse Chicago and a reduction in profits from our management company, due in part to a small one-time favorable adjustment last year. Operating losses attributable specifically to our eight owned hotels and resorts decreased during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016.

The following table sets forth certain operating statistics for the first quarter of fiscal 2017 and fiscal 2016, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	First Quarter (1)
			Variance
	F2017	F2016	Amt.	Pct.
Occupancy percentage	68.9%	65.8%	3.1 pts	4.7%
ADR	$125.92	$126.34	$(0.42)	-0.3%
RevPAR	$86.80	$83.13	$3.67	4.4%

(1)	These operating statistics represent averages of our eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at seven of our eight company-owned properties during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2017 first quarter results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 3.2% during our fiscal 2017 first quarter compared to the same weeks last year. Data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced a decrease in RevPAR of 2.9% during our fiscal 2017 first quarter.

We believe our RevPAR increase and outperformance of the industry and our competitive sets during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was primarily the result of additional group and transient business during the fiscal 2017 period, as evidenced by our increase in occupancy percentage. Looking to future periods, as of the date of this report, our group room revenue bookings for future periods in fiscal 2017 - something commonly referred to in the hotels and resorts industry as “group pace” - is running slightly behind our group room revenue bookings for future periods last year at this time. Our owned hotels had a slightly above-average group booking period during the first quarter of fiscal 2017. As a result, we hope to be able to make up the shortfall in group room revenue bookings for future periods in the coming months.

Our ADR decreased during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 because it is generally more difficult to increase ADR during our slower winter season, as overall occupancy is at its lowest. As a result, our focus was on increasing occupancy during our first quarter. Despite this annual challenge, four of our eight company-owned hotels reported increased ADR during the fiscal 2017 first quarter compared to the first quarter of fiscal 2016.

Excluding the negative impact of the SafeHouse Chicago and the reduction in our management company profits described above, our operating margin actually improved by approximately two percentage points during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. We believe this improvement in our operating margin at our owned hotels and resorts is due to our continued emphasis on strong cost controls, while still maintaining our high levels of customer service.

We currently expect to report RevPAR increases that generally track the overall industry and local market trends in the remaining quarters of our fiscal 2017. As we noted in prior reports, the pace of the lodging industry’s growth slowed during the second half of fiscal 2016. Group business remains one of the most important segments for several of our hotels and also has an impact on our ADR. Typically, when we have substantial blocks of rooms committed to group business, we are able to raise rates with non-group business. Many reports published by those who closely follow the hotel industry suggest that the United States lodging industry will continue to achieve slightly slower but steady growth in RevPAR in calendar 2017. Whether the current trends in the hotel industry as a whole continue depends in large part on the economic environment in which we operate, as hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product. We also continue to monitor hotel supply in our markets, as increased supply without a corresponding increase in demand may have a negative impact on our results.

Our hotels and resorts division operating results should benefit in future periods from two current growth initiatives. We continued construction on 29 new all-season villas at the Grand Geneva Resort & Spa, and we have begun opening completed units during our fiscal 2017 second quarter. We are also preparing for the Summer 2017 expected opening of the new Omaha Marriott Downtown at The Capitol District in Omaha, Nebraska, a new hotel that we will manage and in which we hold a minority interest.

Early in the second quarter of fiscal 2017, we ceased management of the Sheraton Madison Hotel in Madison, Wisconsin and sold our 15% minority ownership interest in the property for a small gain. We do not expect this transaction to significantly impact our fiscal 2017 operating results.

We continue to explore opportunities to monetize selected existing owned hotels in the future. We will consider many factors as we actively review opportunities to execute this strategy, including income tax considerations, the ability to retain management, pricing and individual market considerations. Execution of this strategy is also dependent upon a favorable hotel transactional market, which is currently not very active. In addition, we have a number of additional potential growth opportunities that we are currently evaluating. The timing and nature of the opportunities may vary and include pure management contracts, management contracts with equity, and joint venture investments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously-noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $116 million of unused credit lines as of the end of our fiscal 2017 first quarter, will be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2017.

On December 21, 2016, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with several purchasers, pursuant to which we issued and sold $50 million in aggregate principal amount of our 4.32% Senior Notes due February 22, 2027 (the “Notes”) in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The sale and purchase of the Notes occurred on February 22, 2017. We used the net proceeds of the sale of the Notes to repay outstanding indebtedness and for general corporate purposes.

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

As of March 30, 2017, the ratio of: (a) consolidated debt (as defined in the Note Purchase Agreement) to consolidated total capitalization (as defined in the Note Purchase Agreement) was 0.42; and (b) consolidated operating cash flow (as defined in the Note Purchase Agreement) to fixed charges (as defined in the Note Purchase Agreement) was 7.4. We expect to be able to meet the financial covenants contained in the Note Purchase Agreement during the remainder of fiscal 2017.

Financial Condition

Net cash provided by operating activities totaled $25.9 million during the first quarter of fiscal 2017, compared to $10.5 million during the first quarter of the fiscal 2016. The $15.4 million increase in cash provided by operating activities was due primarily to increased net earnings and the favorable timing in the payment of accounts payable, income taxes and taxes other than income taxes during the first quarter of fiscal 2017, partially offset by the unfavorable timing in the collection of accounts and notes receivable and payment of accrued compensation.

Net cash used in investing activities during the first quarter of fiscal 2017 totaled $20.5 million, compared to $13.9 million during the first quarter of fiscal 2016. The increase in net cash used in investing activities was primarily the result of increased capital expenditures during the first quarter of fiscal 2017 and the fact that we sold an interest in a joint venture for $1.0 million during the first quarter of fiscal 2016. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $22.2 million during the first quarter of fiscal 2017 compared to $16.5 million during the first quarter of fiscal 2016. Approximately $8.5 million and $4.0 million, respectively, of our capital expenditures during the first quarters of fiscal 2017 and fiscal 2016 were related to the development of previously-described new theatres. We did not incur any acquisition-related capital expenditures during the first quarter of fiscal 2017 or the first quarter of fiscal 2016.

Fiscal 2017 first quarter cash capital expenditures included approximately $15.8 million incurred in our theatre division, including previously-described new theatre development costs and costs associated with the addition of DreamLounger recliner seating, SuperScreen DLX auditorium conversions and new Zaffiro’s Express and Reel Sizzle outlets to existing theatres. We also incurred capital expenditures in our hotels and resorts division during the first quarter of fiscal 2017 of approximately $6.2 million, including costs associated with the development of our new SafeHouse Chicago location and the previously-described development of new villas at the Grand Geneva Resort & Spa. Fiscal 2016 first quarter cash capital expenditures included approximately $14.4 million incurred in our theatre division, including costs associated with the addition of DreamLounger recliner seating, new UltraScreen DLX auditoriums and new Zaffiro’s Express and Reel Sizzle outlets to existing theatres. We also incurred capital expenditures in our hotels and resorts division during the first quarter of fiscal 2016 of approximately $2.1 million, including costs associated with the renovation of the SafeHouse Milwaukee and Skirvin Hilton.

Net cash provided by financing activities during the first quarter of fiscal 2017 totaled $2.1 million compared to $5.7 million during the first quarter of fiscal 2016. We used excess cash during both periods to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, we added $79.0 million of new short-term borrowings and we made $114.0 million of repayments on short-term borrowings during the first quarter of fiscal 2017 (net decrease in borrowings on our credit facility of $35.0 million) compared to $49.0 million of new short-term borrowings and $34.0 million of repayments on short-term borrowings made during the first quarter of fiscal 2016 (net increase in borrowings on our credit facility of $15.0 million).

Proceeds from the issuance of long-term debt totaled $65.0 million during the first quarter of fiscal 2017 and included the issuance of $50 million of senior notes described above. In addition, we repaid a mortgage note that matured in January 2017 with a balance of $24.2 million as of December 29, 2016 during the first quarter of fiscal 2017 and replaced it with borrowings under our revolving credit facility and the issuance of a $15.0 million mortgage note bearing interest at LIBOR plus 2.75%, requiring monthly principal and interest payments and maturing in fiscal 2020. Principal payments on long-term debt were $24.4 million during the first quarter of fiscal 2017 (including the mortgage note repayment described above) compared to payments of $1.5 million during the first quarter of fiscal 2016. Our debt-to-capitalization ratio (excluding our capital lease obligations) was 0.42 at March 30, 2017 and December 29, 2016.

We repurchased approximately 640 shares of our common stock for approximately $20,000 in conjunction with the exercise of stock options during the first quarter of fiscal 2017, compared to 257,000 shares repurchased for approximately $4.7 million in the open market or in conjunction with the exercise of stock options during the first quarter of fiscal 2016. As of March 30, 2017, approximately 2.9 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. We expect that we will execute any future repurchases on the open market or in privately-negotiated transactions, depending upon a number of factors, including prevailing market conditions.

Dividend payments during the first quarter of fiscal 2017 totaled $3.4 million compared to dividend payments of $3.0 million during the first quarter of fiscal 2016. The increase in dividend payments was the result of an 11.1% increase in our regular quarterly dividend payment initiated in March 2017. During the first quarter of fiscal 2016, we made distributions to noncontrolling interests of $312,000, compared to none during the first quarter of fiscal 2017.

We previously indicated that we expected our full-year fiscal 2017 capital expenditures, including potential purchases of interests in joint ventures (but excluding any significant unidentified acquisitions), to be in the $100-$120 million range. We are still finalizing the scope and timing of the various projects requested by our two divisions, but at this time, we are not adjusting this estimate. Some of these projects may carry over to the next fiscal year. The actual timing and extent of the implementation of all of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends, and the availability of attractive opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have not experienced any material changes in our market risk exposures since December 29, 2016.

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

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2016. No material change to such risk factors has occurred during the 13 weeks ended March 30, 2017.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
December 30 – January 26	616	$31.90	616	2,897,704
January 27 – February 23	–	–	–	2,897,704
February 24 – March 30	25	31.05	25	2,897,679
Total	641	$31.87	641	2,897,679

(1)	Through March 30, 2017, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of March 30, 2017, we had repurchased approximately 8.8 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

4.1	Note Purchase Agreement, dated as of December 21, 2016, by and among The Marcus Corporation and the several purchasers listed in Schedule A attached thereto. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated February 22, 2017.]

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from The Marcus Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: May 9, 2017	By:	/s/ Gregory S. Marcus
Gregory S. Marcus President and Chief Executive Officer

DATE: May 9, 2017	By:	/s/ Douglas A. Neis
Douglas A. Neis Chief Financial Officer and Treasurer

S-1