Form 10-Q
period 2017-06-29
MARCUS CORP
filed 2017-08-08
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2017

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

COMMON STOCK OUTSTANDING AT August 4, 2017 – 19,223,217

CLASS B COMMON STOCK OUTSTANDING AT August 4, 2017 – 8,596,301

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	June 29, 2017	December 29, 2016

ASSETS
Current assets:
Cash and cash equivalents	$8,334	$3,239
Restricted cash	7,552	5,466
Accounts and notes receivable, net of reserves of $220 and $204, respectively	24,762	14,761
Refundable income taxes	8,221	1,672
Other current assets	13,299	11,005
Total current assets	62,168	36,143

Property and equipment:
Land and improvements	138,522	134,306
Buildings and improvements	729,907	699,828
Leasehold improvements	85,023	80,522
Furniture, fixtures and equipment	332,518	312,334
Construction in progress	16,603	19,698
Total property and equipment	1,302,573	1,246,688
Less accumulated depreciation and amortization	479,844	457,490
Net property and equipment	822,729	789,198

Other assets:
Investments in joint ventures	5,077	6,096
Goodwill	43,561	43,735
Other	34,979	36,094
Total other assets	83,617	85,925

TOTAL ASSETS	$968,514	$911,266

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	June 29, 2017	December 29, 2016

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$43,371	$31,206
Taxes other than income taxes	18,093	17,261
Accrued compensation	13,501	17,007
Other accrued liabilities	41,983	46,561
Current portion of capital lease obligations	6,832	6,598
Current maturities of long-term debt	11,993	12,040
Total current liabilities	135,773	130,673

Capital lease obligations	22,630	26,106

Long-term debt	308,368	271,343

Deferred income taxes	47,825	46,433

Deferred compensation and other	46,091	45,064

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	─	─
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,593,212 shares at June 29, 2017 and 22,489,976 shares at December 29, 2016	22,593	22,490
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,596,301 shares at June 29, 2017 and 8,699,540 shares at December 29, 2016	8,596	8,700
Capital in excess of par	60,446	58,584
Retained earnings	364,056	351,220
Accumulated other comprehensive loss	(4,973)	(5,066)
	450,718	435,928
Less cost of Common Stock in treasury (3,379,849 shares at June 29, 2017 and 3,517,951 shares at December 29, 2016)	(44,091)	(45,816)
Total shareholders' equity attributable to The Marcus Corporation	406,627	390,112
Noncontrolling interest	1,200	1,535
Total equity	407,827	391,647

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$968,514	$911,266

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings

(in thousands, except per share data)	June 29, 2017		June 30, 2016
	13 Weeks	26 Weeks	13 Weeks	26 Weeks
Revenues:
Theatre admissions	$52,135	$115,976	$44,010	$90,924
Rooms	29,125	50,059	29,323	49,375
Theatre concessions	35,179	76,075	28,503	58,384
Food and beverage	18,777	33,817	18,248	32,793
Other revenues	17,559	34,802	14,894	28,946
Total revenues	152,775	310,729	134,978	260,422

Costs and expenses:
Theatre operations	46,756	101,441	38,171	78,469
Rooms	10,261	19,459	10,500	19,801
Theatre concessions	9,981	21,099	8,093	15,829
Food and beverage	15,501	28,968	14,538	27,299
Advertising and marketing	6,022	11,584	5,505	10,493
Administrative	17,821	34,778	15,332	29,936
Depreciation and amortization	12,303	24,551	10,360	20,551
Rent	3,332	6,605	2,107	4,226
Property taxes	4,445	9,523	3,995	8,138
Other operating expenses	7,612	15,955	8,116	16,073
Total costs and expenses	134,034	273,963	116,717	230,815

Operating income	18,741	36,766	18,261	29,607

Other income (expense):
Investment income	38	110	9	17
Interest expense	(3,163)	(6,087)	(2,457)	(4,866)
Gain (loss) on disposition of property, equipment and other assets	428	29	(604)	(717)
Equity earnings from unconsolidated joint ventures, net	32	87	130	109
	(2,665)	(5,861)	(2,922)	(5,457)

Earnings before income taxes	16,076	30,905	15,339	24,150
Income taxes	5,951	11,663	5,993	9,524
Net earnings	10,125	19,242	9,346	14,626
Net earnings (loss) attributable to noncontrolling interests	1	(335)	10	(162)
Net earnings attributable to The Marcus Corporation	$10,124	$19,577	$9,336	$14,788

Net earnings per share – basic:
Common Stock	$0.38	$0.73	$0.35	$0.55
Class B Common Stock	$0.34	$0.66	$0.33	$0.50

Net earnings per share – diluted:
Common Stock	$0.36	$0.69	$0.34	$0.53
Class B Common Stock	$0.33	$0.64	$0.33	$0.50

Dividends per share:
Common Stock	$0.125	$0.250	$0.113	$0.230
Class B Common Stock	$0.114	$0.227	$0.102	$0.200

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)	June 29, 2017		June 30, 2016
	13 Weeks	26 Weeks	13 Weeks	26 Weeks

Net earnings	$10,125	$19,242	$9,346	$14,626

Other comprehensive income (loss), net of tax:
Change in unrealized gain on available for sale investments, net of tax benefit of $0, $9, $0 and $0, respectively	-	(14)	-	-
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $36, $71, $0 and $0, respectively	53	107	-	-
Fair market value adjustment of interest rate swap, net of tax benefit of $0, $0, $18 and $95, respectively	-	-	(28)	(143)
Reclassification adjustment on interest rate swap included in interest expense, net of tax effect of $0, $0, $12 and $25, respectively	-	-	18	38
Reclassification adjustment related to interest rate swap de-designation, net of tax effect of $0, $0, $63 and $63, respectively	-	-	96	96

Other comprehensive income (loss)	53	93	86	(9)

Comprehensive income	10,178	19,335	9,432	14,617

Comprehensive income (loss) attributable to noncontrolling interests	1	(335)	10	(162)

Comprehensive income attributable to The Marcus Corporation	$10,177	$19,670	$9,422	$14,779

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	26 Weeks Ended
(in thousands)	June 29, 2017	June 30, 2016

OPERATING ACTIVITIES:
Net earnings	$19,242	$14,626
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings on investments in joint ventures	(87)	(109)
Distributions from joint ventures	237	270
Loss (gain) on disposition of property, equipment and other assets	(29)	717
Amortization of favorable lease right	167	167
Depreciation and amortization	24,551	20,551
Amortization of debt issuance costs	139	150
Shared-based compensation	1,269	921
Deferred income taxes	1,400	1,529
Deferred compensation and other	1,348	745
Contribution of the Company’s stock to savings and profit-sharing plan	1,024	905
Changes in operating assets and liabilities:
Accounts and notes receivable	(8,389)	(1,876)
Other current assets	(2,158)	195
Accounts payable	1,688	(2,394)
Income taxes	(6,549)	897
Taxes other than income taxes	832	(1,242)
Accrued compensation	(3,506)	(515)
Other accrued liabilities	(4,578)	(6,641)
Total adjustments	7,359	14,270
Net cash provided by operating activities	26,601	28,896

INVESTING ACTIVITIES:
Capital expenditures	(55,103)	(41,810)
Proceeds from disposals of property, equipment and other assets	4,155	4
Decrease (increase) in restricted cash	(2,086)	11,266
Decrease (increase) in other assets	581	(372)
Sale of interest in joint venture	─	1,000
Net cash used in investing activities	(52,453)	(29,912)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facilities	194,000	220,188
Repayment of borrowings on revolving credit facilities	(186,000)	(155,000)
Proceeds from borrowings on long-term debt	65,000	─
Principal payments on long-term debt	(35,719)	(51,620)
Debt issuance costs	(370)	(491)
Repayments of capital lease obligations	(516)	─
Equity transactions:
Treasury stock transactions, except for stock options	52	(5,139)
Exercise of stock options	1,241	1,199
Dividends paid	(6,741)	(6,001)
Distributions to noncontrolling interest	─	(448)
Net cash provided by financing activities	30,947	2,688

Net increase in cash and cash equivalents	5,095	1,672
Cash and cash equivalents at beginning of period	3,239	6,672
Cash and cash equivalents at end of period	$8,334	$8,344

Supplemental Information:
Interest paid, net of amounts capitalized	$5,488	$4,918
Income taxes paid	16,810	7,097
Change in accounts payable for additions to property and equipment	10,477	(1,104)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED JUNE 29, 2017

1. General

Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 29, 2016, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.

Basis of Presentation - The unaudited consolidated financial statements for the 13 and 26 weeks ended June 29, 2017 and June 30, 2016 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at June 29, 2017, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2016.

Restricted Cash - Restricted cash consists of bank accounts related to capital expenditure reserve funds, sinking funds, operating reserves and replacement reserves and may include amounts held by a qualified intermediary agent to be used for tax-deferred, like-kind exchange transactions. At June 29, 2017, approximately $3,058,000 of net sales proceeds were held with a qualified intermediary. Restricted cash is not considered cash and cash equivalents for purposes of the statement of cash flows.

Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $12,250,000 and $24,422,000 for the 13 and 26 weeks ended June 29, 2017, respectively, and $10,486,000 and $20,677,000 for the 13 and 26 weeks ended June 30, 2016, respectively.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at December 29, 2016	$3	$(5,069)	$(5,066)
Change in unrealized gain on available for sale investments	(14)	-	(14)
Amortization of net actuarial loss and prior service credit	-	107	107
Net other comprehensive income (loss)	(14)	107	93
Balance at June 29, 2017	$(11)	$(4,962)	$(4,973)

	Swap Agreements	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at December 31, 2015	$9	$(11)	$(5,219)	$(5,221)
Other comprehensive loss before reclassifications	(143)	-	-	(143)
Amounts reclassified from accumulated other comprehensive loss (1)	134	-	-	134
Net other comprehensive loss	(9)	-	-	(9)
Balance at June 30, 2016	$-	$(11)	$(5,219)	$(5,230)

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended June 29, 2017	13 Weeks Ended June 30, 2016	26 Weeks Ended June 29, 2017	26 Weeks Ended June 30, 2016
	(in thousands, except per share data)
Numerator:
Net earnings attributable to
The Marcus Corporation	$10,124	$9,336	$19,577	$14,788
Denominator:
Denominator for basic EPS	27,784	27,498	27,746	27,496
Effect of dilutive employee stock options	702	316	689	299
Denominator for diluted EPS	28,486	27,814	28,435	27,795
Net earnings per share - basic:
Common Stock	$0.38	$0.35	$0.73	$0.55
Class B Common Stock	$0.34	$0.33	$0.66	$0.50
Net earnings per share - diluted:
Common Stock	$0.36	$0.34	$0.69	$0.53
Class B Common Stock	$0.33	$0.33	$0.64	$0.50

Equity – Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interests for the 26 weeks ended June 29, 2017 and June 30, 2016 was as follows:

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at December 29, 2016	$390,112	$1,535
Net earnings attributable to The Marcus Corporation	19,577	–
Net loss attributable to noncontrolling interests	–	(335)
Cash dividends	(6,741)	–
Exercise of stock options	1,241	–
Savings and profit sharing contribution	1,024	–
Treasury stock transactions, except for stock options	52	–
Share-based compensation	1,269	–
Other comprehensive income, net of tax	93	–
Balance at June 29, 2017	$406,627	$1,200

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at December 31, 2015	$363,352	$2,346
Net earnings attributable to The Marcus Corporation	14,788	–
Net loss attributable to noncontrolling interests	–	(162)
Distributions to noncontrolling interests	–	(448)
Cash dividends	(6,001)	–
Exercise of stock options	1,199	–
Savings and profit sharing contribution	905	–
Treasury stock transactions, except for stock options	(5,139)	–
Share-based compensation	921	–
Other	39	–
Other comprehensive loss, net of tax	(9)	–
Balance at June 30, 2016	$370,055	$1,736

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At June 29, 2017 and December 29, 2016, respectively, the Company’s $70,000 and $93,000 of available for sale securities were valued using Level 1 pricing inputs and were included in other current assets. At June 29, 2017 and December 29, 2016, respectively, the Company’s $3,267,000 and $1,927,000 of trading securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At June 29, 2017 and December 29, 2016, respectively, the $46,000 and $6,000 asset related to the Company’s interest rate swap contract was valued using Level 2 pricing inputs.

Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At June 29, 2017 and December 29, 2016, none of the Company’s fair value measurements were valued using Level 3 pricing inputs.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended June 29, 2017	13 Weeks Ended June 30, 2016	26 Weeks Ended June 29, 2017	26 Weeks Ended June 30, 2016
	(in thousands)
Service cost	$191	$216	$382	$432
Interest cost	339	352	678	704
Net amortization of prior service cost and actuarial loss	89	91	178	182
Net periodic pension cost	$619	$659	$1,238	$1,318

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new standard is effective for the Company beginning in fiscal 2018, with early adoption permitted. The standard must be applied using a retrospective transition method for each period presented. The Company is evaluating the effect that the guidance will have on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As such, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and ending of period total amount shown on the statement of cash flows. The new standard is effective for the Company in fiscal 2018 and must be applied on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The Company reported a $2,086,000 investing cash outflow and a $11,266,000 investing cash inflow, respectively, related to a change in restricted cash for the 26 weeks ended June 29, 2017 and June 30, 2016. Subsequent to the adoption of ASU No. 2016-18, the change in restricted cash would be excluded from the change in cash flows from investing activities and included in the change in total cash, restricted cash and cash equivalents as reported in the statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance and providing a more robust framework to assist reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for the Company in fiscal 2018 and must be applied prospectively, with early adoption permitted. The Company is evaluating the effect the new standard will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test that had required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 is effective for the Company in fiscal 2020 and must be applied prospectively. The Company does not believe the new standard will have a material effect on its consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce both the diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU No. 2017-09 is effective for the Company in fiscal 2018 and must be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted. The Company is currently assessing the impact this standard will have on its consolidated financial statements.

2. Long-Term Debt and Capital Lease Obligations

Long-Term Debt - During the 26 weeks ended June 29, 2017, the Company issued $50,000,000 of unsecured senior notes privately placed with three institutional lenders. The notes bear interest at 4.32% per annum and mature in fiscal 2027. The Company used the net proceeds of the sale of the notes to repay outstanding indebtedness and for general corporate purposes.

Also during the 26 weeks ended June 29, 2017, a note that matured in January 2017 with a balance of $24,226,000 was repaid and replaced with borrowings on the Company’s revolving credit facility and a new $15,000,000 mortgage note bearing interest at LIBOR plus 2.75%, effectively 3.81% at June 29, 2017, requiring monthly principal and interest payments and maturing in fiscal 2020. The mortgage note is secured by the related land, building and equipment.

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into an interest rate swap agreement on February 28, 2013 covering $25,000,000 of floating rate debt, which expires January 22, 2018, and requires the Company to pay interest at a defined rate of 0.96% while receiving interest at a defined variable rate of one-month LIBOR (1.25% at June 29, 2017). The notional amount of the swap is $25,000,000. The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company’s interest rate swap agreement was considered effective and qualified as a cash flow hedge from inception through June 16, 2016, at which time the derivative was undesignated and the balance in accumulated other comprehensive loss of $159,000 ($96,000 net of tax) was reclassified into interest expense. As of June 16, 2016, the swap was considered ineffective for accounting purposes. As such, the $40,000 increase in the fair value of the swap for the 26 weeks ended June 29, 2017 was recorded as a reduction to interest expense. The Company does not expect the interest rate swap to have a material effect on earnings within the next seven months, at which time the agreement will expire.

Capital Lease Obligations - During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of June 29, 2017, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in furniture, fixtures and equipment is $45,510,000 related to the digital systems as of June 29, 2017 and December 29, 2016, which is being amortized over the remaining estimated useful life of the assets. Accumulated amortization of the digital systems was $31,382,000 and $28,294,000 as of June 29, 2017 and December 29, 2016, respectively.

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

The Company’s capital lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company’s expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $5,729,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

In conjunction with theatres acquired in December 2016, the Company became the obligor of several movie theatre and equipment leases with unaffiliated third parties that qualify for capital lease accounting. Included in buildings and improvements as of June 29, 2017 and December 29, 2016 is a preliminary value of $15,799,000 related to these leases, with accumulated amortization of $857,000 as of June 29, 2017. Included in furniture, fixtures and equipment as of June 29, 2017 and December 29, 2016 is a preliminary value of $1,712,000 related to these leases, with accumulated amortization of $132,000 as of June 29, 2017. The assets are being amortized over the remaining lease terms. The Company paid $775,000 and $1,550,000 in lease payments on these capital leases during the 13 and 26 weeks ended June 29, 2017, respectively.

3. Income Taxes

The Company’s effective income tax rate, adjusted for earnings (losses) from noncontrolling interests, for the 13 and 26 weeks ended June 29, 2017 was 37.0% and 37.3%, respectively, and was 39.1% and 39.2% for the 13 and 26 weeks ended June 30, 2016, respectively. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in its income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners.

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

Following is a summary of business segment information for the 13 and 26 weeks ended June 29, 2017 and June 30, 2016 (in thousands):

13 Weeks Ended June 29, 2017	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$93,816	$58,787	$172	$152,775
Operating income (loss)	17,960	5,783	(5,002)	18,741
Depreciation and amortization	7,808	4,401	94	12,303

13 Weeks Ended June 30, 2016	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$76,439	$58,435	$104	$134,978
Operating income (loss)	15,630	7,011	(4,380)	18,261
Depreciation and amortization	6,089	4,183	88	10,360

26 Weeks Ended June 29, 2017	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$205,204	$105,243	$282	$310,729
Operating income (loss)	42,651	3,071	(8,956)	36,766
Depreciation and amortization	15,601	8,758	192	24,551

26 Weeks Ended June 30, 2016	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$156,916	$103,267	$239	$260,422
Operating income (loss)	33,435	4,459	(8,287)	29,607
Depreciation and amortization	11,947	8,424	180	20,551

THE MARCUS CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division, as well as other industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (2) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (3) the effects on our occupancy and room rates of the relative industry supply of available rooms at comparable lodging facilities in our markets; (4) the effects of competitive conditions in our markets; (5) our ability to achieve expected benefits and performance from our strategic initiatives and acquisitions; (6) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, impairment losses, and preopening and start-up costs due to the capital intensive nature of our businesses; (7) the effects of weather conditions, particularly during the winter in the Midwest and in our other markets; (8) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; and (9) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States or other incidents of violence in public venues such as hotels and movie theatres. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

General

We report our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in December. Fiscal 2017 is a 52-week year beginning on December 30, 2016 and ending on December 28, 2017. Fiscal 2016 was a 52-week year beginning January 1, 2016 and ended on December 29, 2016.

We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The second quarter of fiscal 2017 consisted of the 13-week period beginning on March 31, 2017 and ending on June 29, 2017. The second quarter of fiscal 2016 consisted of the 13-week period beginning on April 1, 2016 and ending on June 30, 2016. The first half of fiscal 2017 consisted of the 26-week period beginning on December 30, 2016 and ending on June 29, 2017. The first half of fiscal 2016 consisted of the 26-week period beginning on January 1, 2016 and ending on June 30, 2016. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the second quarter and first half of fiscal 2017 and fiscal 2016 (in millions, except for per share and variance percentage data):

	Second Quarter				First Half
			Variance				Variance
	F2017	F2016	Amt.	Pct.	F2017	F2016	Amt.	Pct.
Revenues	$152.8	$135.0	$17.8	13.2%	$310.7	$260.4	$50.3	19.3%
Operating income	18.7	18.3	0.4	2.6%	36.8	29.6	7.2	24.2%
Other income (expense)	(2.7)	(2.9)	0.2	8.8%	(5.9)	(5.5)	(0.4)	-7.4%
Net loss attributable to noncontrolling interests	-	-	-	-%	(0.3)	(0.2)	(0.1)	-106.8%
Net earnings attributable to The Marcus Corp.	$10.1	$9.3	$0.8	8.4%	$19.6	$14.8	$4.8	32.4%

Net earnings per common share – diluted:	$0.36	$0.34	$0.02	5.9%	$0.69	$0.53	$0.16	30.2%

Revenues increased during the second quarter and first half of fiscal 2017 compared to the second quarter and first half of fiscal 2016 due to increased revenues from both our theatre division and hotels and resorts division. Operating income (earnings before other income/expense and income taxes) and net earnings attributable to The Marcus Corporation increased during the second quarter and first half of fiscal 2017 compared to the second quarter and first half of fiscal 2016 due to record operating results from our theatre division, partially offset by a decrease in operating income from our hotels and resorts division.

New theatres favorably impacted revenues and operating income from our theatre division during the second quarter and first half of fiscal 2017 compared to the second quarter and first half of fiscal 2016. In mid-October 2016, we opened a newly renovated theatre in Country Club Hills, Illinois. In mid-December 2016, our theatre division acquired Wehrenberg Theatres® (which we refer to as Wehrenberg), a Midwestern theatre circuit consisting of 14 theatres with 197 screens, plus an 84,000 square foot retail center. In April 2017, we opened a new theatre in Shakopee, Minnesota.

Operating results from our theatre division were unfavorably impacted by a weaker slate of movies during the fiscal 2017 second quarter compared to the second quarter of fiscal 2016 but were favorably impacted by a stronger slate of movies during the fiscal 2017 first quarter compared to the first quarter of fiscal 2016. Increased attendance resulting from positive customer response to our recent investments and pricing strategies and increased concession sales per person due to our expanded food and beverage offerings contributed to our improved operating results during the fiscal 2017 periods, partially offset by increased preopening expenses related to new theatres during the fiscal 2017 periods, all compared to the same periods in fiscal 2016.

Revenues from our hotels and resorts division were favorably impacted during the second quarter of fiscal 2017 by revenues from our new SafeHouse® restaurant and bar that we opened in downtown Chicago, Illinois, adjacent to our AC Chicago Downtown Hotel, on March 1, 2017, partially offset by reduced room revenues for comparable hotels during the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. During the first half of fiscal 2017, room revenues increased slightly compared to the first half of fiscal 2016, contributing to our increased revenues from our hotels and resorts division during the first half of fiscal 2017. Operating results from our hotels and resorts division were unfavorably impacted by preopening expenses and start-up operating losses from our new SafeHouse restaurant and bar during the fiscal 2017 periods. In addition, the fact that Easter was in April during fiscal 2017, compared to late March during fiscal 2016, had a significant negative impact on our operating results during the second quarter of fiscal 2017, as group travel historically declines during the weeks surrounding the Easter holiday.

Operating losses from our corporate items, which include amounts not allocable to the business segments, increased during the second quarter and first half of fiscal 2017 compared to the second quarter and first half of fiscal 2016 due in part to increased board of director costs, including one-time costs associated with the retirement of two directors from our board of directors during the second quarter of fiscal 2017. Increased short and long-term incentive compensation expenses resulting from our improved financial performance and stock performance also contributed to increased operating losses from our corporate items during the fiscal 2017 periods.

We did not have any significant variations in investment income or net equity earnings from unconsolidated joint ventures during the second quarter and first half of fiscal 2017 compared to the second quarter and first half of fiscal 2016. We recognized a gain on disposition of property, equipment and other assets of $428,000 and $29,000, respectively, during the second quarter and first half of fiscal 2017 due primarily to the sale of two theatres (one that had previously closed and one that had been operating prior to the sale) and the sale of our equity interest in a hotel, partially offset by losses related to old theatre seats and other items disposed of in conjunction with our significant number of theatre renovations during the period, as well as a write off of disposed equipment at one of our hotels during the first quarter of fiscal 2017. Losses on disposition of property, equipment and other assets during the second quarter and first half of fiscal 2016 also are associated with the disposal of old theatre seats and other items in conjunction with prior theatre renovations. The timing of periodic sales and disposals of our property and equipment may vary from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment.

Our interest expense totaled $3.2 million for the second quarter of fiscal 2017 compared to $2.5 million for the second quarter of fiscal 2016, an increase of approximately $700,000, or 28.7%. Our interest expense totaled $6.1 million for the first half of fiscal 2017 compared to $4.9 million for the first half of fiscal 2016, an increase of approximately $1.2 million, or 25.1%. The increase in interest expense during the fiscal 2017 periods was due primarily to payments we made on the approximately $17.5 million of capital lease obligations we assumed in the Wehrenberg acquisition. An increase in our total borrowings under long-term debt agreements during the second quarter and first half of fiscal 2017 compared to the comparable periods last year also contributed slightly to our increased interest expense during the fiscal 2017 periods, partially offset by a lower average interest rate during fiscal 2017, as we had a greater percentage of lower-cost variable rate debt in our debt portfolio during the fiscal 2017 periods compared to the fiscal 2016 periods. Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact our actual reported interest expense in future periods, as would changes in the mix between fixed rate debt and variable rate debt in our debt portfolio.

We reported income tax expense for the second quarter and first half of fiscal 2017 of $6.0 million and $11.7 million, respectively, compared to $6.0 million and $9.5 million, respectively, during the second quarter and first half of fiscal 2016. The increase in income tax expense for the first half of fiscal 2017 compared to the first half of fiscal 2016 was the result of increased earnings, partially offset by the fact that our fiscal 2017 first half effective income tax rate, after adjusting for earnings (losses) from noncontrolling interests that are not tax-effected because the entities involved are tax pass-through entities, was 37.3%, compared to our fiscal 2016 first half effective income tax rate of 39.2%. As of the date of this report, we anticipate that our effective income tax rate for the remaining quarters of fiscal 2017 will remain close to our historical 38-40% average, excluding any changes in our liability for unrecognized tax benefits or potential changes in federal and state income tax rates. Our actual fiscal 2017 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

The operating results of two majority-owned hotels, The Skirvin Hilton and The Lincoln Marriott Cornhusker Hotel, are included in the hotels and resorts division revenue and operating income, and the after-tax net earnings or loss attributable to noncontrolling interests in these hotels is deducted from or added to net earnings on the consolidated statements of earnings. We reported net losses attributable to noncontrolling interests of $335,000 and $162,000, respectively, during the first half of fiscal 2017 and the first half of fiscal 2016.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the second quarter and first half of fiscal 2017 and fiscal 2016 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2017	F2016	Amt.	Pct.	F2017	F2016	Amt.	Pct.
Revenues	$93.8	$76.4	$17.4	22.7%	$205.2	$156.9	$48.3	30.8%
Operating income	18.0	15.6	2.4	14.9%	42.7	33.4	9.3	27.6%
Operating margin (% of revenues)	19.1%	20.4%			20.8%	21.3%

Our theatre division revenues and operating income increased during the second quarter and first half of fiscal 2017 compared to the second quarter and first half of fiscal 2016 due primarily to new theatres that we opened or acquired during the fourth quarter of fiscal 2016 and an increase in our average concession revenues per person at comparable theatres, resulting in increased box office receipts and concession revenues. Decreased attendance at comparable theatres due to a weaker film slate negatively impacted theatre division revenues and operating income during the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. Increased attendance at comparable theatres during the first quarter of fiscal 2017 due to a stronger film slate favorably impacted our operating results during the first half of fiscal 2017. Preopening expenses of approximately $600,000 related to the opening of two new theatres negatively impacted our operating income during the second quarter and first half of fiscal 2017.

The aforementioned preopening expenses, in conjunction with the weaker film slate during the second quarter of fiscal 2017 and higher fixed costs, such as depreciation and amortization, rent and property taxes, due in part to the Wehrenberg acquisition, negatively impacted our theatre division operating margin during the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. Excluding preopening expenses, our theatre division operating margin during the first half of fiscal 2017 was 21.2%, virtually unchanged from the first half of fiscal 2016. Increased other revenues and slightly lower film costs favorably impacted our operating margin during the fiscal 2017 periods.

The following table provides a further breakdown of the components of revenues for the theatre division for the second quarter and first half of fiscal 2017 and fiscal 2016 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2017	F2016	Amt.	Pct.	F2017	F2016	Amt.	Pct.
Box office receipts	$52.1	$44.0	$8.1	18.5%	$116.0	$90.9	$25.1	27.6%
Concession revenues	35.2	28.5	6.7	23.4%	76.1	58.4	17.7	30.3%
Other revenues	6.5	3.9	2.6	65.6%	13.1	7.6	5.5	72.9%
Total revenues	$93.8	$76.4	$17.4	22.7%	$205.2	$156.9	$48.3	30.8%

A significant portion of the increase in our box office receipts and concession revenues for the second quarter and first half of fiscal 2017 compared to the second quarter and first half of fiscal 2016 was due to the impact of the 14 theatres and 197 screens that we acquired from Wehrenberg, the 16-screen theatre that we opened in Country Club Hills, Illinois during our fiscal 2016 fourth quarter and the 10-screen theatre that we opened in Shakopee, Minnesota during our fiscal 2017 second quarter. Excluding these new theatres, box office receipts decreased 4.1% and concession revenues increased 1.6% for comparable theatres during the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 and increased 3.1% and 6.9%, respectively, during the first half of fiscal 2017 compared to the first half of fiscal 2016.

According to data received from Rentrak (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2017 second quarter and first half results, United States box office receipts (excluding new builds for the top ten theatre circuits) decreased 4.8% during our fiscal 2017 second quarter and increased 0.9% during our fiscal 2017 first half, indicating that our box office receipts at comparable theatres during the second quarter and first half of fiscal 2017 outperformed the industry by 0.7 and 2.2 percentage points, respectively. We outperformed the industry despite the fact that we had approximately 5% of our comparable screens out of service during long portions of the fiscal 2017 periods due to renovations underway at multiple theatres. We have now outperformed the industry average during thirteen of the last fourteen quarters. We believe our continued outperformance to the industry average is attributable to the investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies, including our $5 Tuesday promotion and our customer loyalty program.

Excluding the Wehrenberg theatres, our average ticket price decreased 0.4% during the second quarter of fiscal 2017 and increased 0.1% during the first half of fiscal 2017 compared to the second quarter and first half of fiscal 2016, respectively. The fact that we implemented modest price increases in November 2016 and have increased our number of premium large format (PLF) screens, along with a corresponding price premium, would typically result in an increase in our average ticket price. However, the percentage of our total box office receipts attributable to 3D presentations decreased significantly during the second quarter and first half of fiscal 2017 compared to the second quarter and first half of fiscal 2016 due primarily to weaker 3D performances from our top fiscal 2017 films, contributing to the small decrease and lesser increase in our average ticket price during the fiscal 2017 periods than we might otherwise expect. We also believe that a change in film product mix had a negative impact on our average ticket price during the first half of fiscal 2017. Our top film during the first half of fiscal 2017 was the PG-rated family movie Beauty and the Beast (resulting in a higher percentage of lower-priced children’s tickets sold), compared to our top film during the first half of fiscal 2016, which was the R-rated film Deadpool (resulting in a higher percentage of higher-priced adult tickets sold).

Our concession revenues at comparable theatres increased during the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 due to a 5.9% increase in our average concession revenues per person, partially offset by decreased attendance. Our concession revenues at comparable theatres increased during the first half of fiscal 2017 compared to the first half of fiscal 2016 due to a 4.0% increase in our average concession revenues per person and an increase in attendance. The increase in our average concession revenues per person contributed approximately $2.4 million, or 60.2%, of the increase in our comparable theatre concession revenues during the first half of fiscal 2017 compared to the first half of fiscal 2016.

A change in concession product mix, including increased sales of non-traditional food and beverage items from our increased number of Take Five LoungeSM, Zaffiro’s® Express and Reel Sizzle® outlets, as well as modest selected price increases we introduced in November 2016, were the primary reasons for our increased average concession sales per person during the fiscal 2017 periods. Conversely, although family films generally have a favorable impact on traditional concession sales (popcorn, soda, candy, etc.), compared to more adult-oriented films, we believe that the above described change in film product mix during the first half of fiscal 2017 slowed the growth of our overall average concession sales per person, as family-oriented films tend not to contribute to sales of non-traditional food and beverage items as much as adult-oriented films.

Other revenues increased by $2.6 million and $5.5 million, respectively, during the second quarter and first half of fiscal 2017 compared to the second quarter and first half of fiscal 2016. Approximately $1.4 million and $3.1 million, respectively, of this increase related to comparable theatres and was due primarily to an increase in preshow advertising income, internet surcharge ticketing fees and breakage on presold discounted tickets. The remaining increases in other revenues is attributable to the Wehrenberg theatres, including preshow advertising income, internet surcharge ticketing fees and rental income from the retail center described above.

Total theatre attendance increased 19.4% and 27.9%, respectively, during the second quarter and first half of fiscal 2017 compared to the second quarter and first half of fiscal 2016. Excluding the Wehrenberg theatres, the Country Club Hills, Illinois theatre and the new Shakopee, Minnesota theatre, comparable theatre attendance decreased 3.6% during the second quarter, due primarily to a weaker film slate in the current year period. Excluding the Wehrenberg theatres, the Country Club Hills, Illinois theatre and the new Shakopee, Minnesota theatre, comparable theatre attendance increased 3.0% during the first half, due primarily to a stronger film slate in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. We believe a combination of several additional factors contributed to our fiscal 2017 first half increase in attendance and our above-described outperformance of the industry. In addition to the $5 Tuesday promotion that continued to perform well, we believe our fiscal 2017 first half attendance was favorably impacted by increased attendance at theatres that have added our spacious new DreamLoungerSM electric all-recliner seating, our proprietary UltraScreen DLX® and SuperScreen DLXSM PLF screens and our unique food and beverage outlets described above. We also believe that we are recognizing the benefits of our customer loyalty program, introduced in March 2014 and which now has approximately 2.3 million members, including approximately 200,000 members added as a result of the Wehrenberg acquisition.

The second quarter of fiscal 2017 started strong, with three straight weeks of increased attendance and box office receipts in April, but a weaker film slate contributed to decreased attendance and box office receipts during eight of the last 10 weeks of the quarter. We also believe that unusually good weather on several key weekends in May and June contributed to underperformance compared to the industry on those weekends. Historically in our Midwestern markets, rain on the weekends or very warm weather often has a favorable impact on theatre attendance. During the second quarter of fiscal 2017, weekend weather in the markets in which we operate was not as rainy or warm as it was during the second quarter of fiscal 2016.

Our highest grossing films during the second quarter of fiscal 2017 included Guardians of the Galaxy Vol.2., Wonder Woman, The Fate of the Furious, The Boss Baby and Beauty and the Beast. The film slate during the second quarter of fiscal 2017 was weighted slightly less towards strong blockbuster movies, as evidenced by the fact that our top five films during our fiscal 2017 second quarter accounted for 47% of our total box office results compared to 49% for the top five films during the second quarter of fiscal 2016, both expressed as a percentage of our total box office receipts for the period. This decrease in blockbuster films had the effect of slightly decreasing our film rental costs during the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts.

Film product for the third quarter of fiscal 2017 has, through the date of this report, produced box office results lower than the same period of fiscal 2016. Top performing films during this period have included Despicable Me 3, Spider-Man: Homecoming, War for the Planet of the Apes and Dunkirk. Historically, the second half of August and the month of September comprise one of the weakest periods for movie-going, as students return to school and the quality of films released tends to weaken. Comparisons to last year’s third quarter film slate are expected to be challenging due to the strong performance of films such as Secret Life of Pets, Suicide Squad and Finding Dory during the third quarter of fiscal 2016. Conversely, film product scheduled to be released during the fourth quarter of fiscal 2017 appears quite promising, including films such as Thor: Ragnarok, Justice League, Coco, Star Wars: The Last Jedi, Pitch Perfect 3 and Jumanji: Welcome to the Jungle. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We ended the first half of fiscal 2017 with a total of 876 company-owned screens in 66 theatres and 11 managed screens in two theatres, compared to 659 company-owned screens in 51 theatres and 11 managed screens in two theatres at the end of the first half of fiscal 2016. In addition to the previously described new theatres opened and acquired during 2016, in April 2017, we opened our new 10-screen Southbridge Crossing Cinema in Shakopee, Minnesota. This state-of-the-art theatre includes DreamLounger recliner seating in all auditoriums, two UltraScreen DLX auditoriums, as well as a Take Five Lounge and Zaffiro’s Express outlet. On June 30, 2017, the first day of our fiscal 2017 third quarter, we opened our first stand-alone all in-theatre dining location, branded BistroPlexSM and located in Greendale, Wisconsin. This new theatre features eight in-theatre dining auditoriums with DreamLounger recliners, including two SuperScreen DLX auditoriums, plus a separate full-service Take Five Lounge. Initial feedback from guests has been very positive, and we are considering potential opportunities to further expand this concept.

By the end of the second quarter of fiscal 2017, we completed the addition of DreamLounger recliner seating to seven more existing theatres, increasing our industry-leading percentage of first-run auditoriums with recliner seating to 64% for legacy Marcus theatres and 52% overall, including the theatres we acquired in the Wehrenberg acquisition. We are currently in the process of converting five additional theatres to all-DreamLounger recliner seating (including several Wehrenberg theatres), with expected completion dates during the third and fourth quarters of fiscal 2017. We expect to open three new Zaffiro’s Express outlets, two new Take Five Lounge outlets and one Reel Sizzle outlet during the third and fourth quarters of fiscal 2017. We also expect to convert three existing screens to SuperScreen DLX auditoriums and convert two existing traditional UltraScreens to UltraScreen DLX auditoriums during the third and fourth quarters of fiscal 2017. We closed and sold one eight-screen budget-oriented theatre during the fiscal 2017 second quarter. On the first day of our fiscal 2017 third quarter, we converted an existing 12-screen first-run theatre to a budget-oriented theatre.

Hotels and Resorts

The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the second quarter and first half of fiscal 2017 and fiscal 2016 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2017	F2016	Amt.	Pct.	F2017	F2016	Amt.	Pct.
Revenues	$58.8	$58.4	$0.4	0.6%	$105.2	$103.3	$1.9	1.9%
Operating income	5.8	7.0	(1.2)	-17.5%	3.1	4.5	(1.4)	-31.1%
Operating margin (% of revenues)	9.8%	12.0%			2.9%	4.3%

Hotels and resorts division revenues increased 0.6% during the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 due primarily to increased food and beverage revenues from our new SafeHouse restaurant and bar in Chicago, Illinois that we opened on March 1, 2017, partially offset by decreased room revenues at our existing company-owned hotels. Hotels and resorts division revenues increased 1.9% during the first half of fiscal 2017 compared to the first half of fiscal 2016 due to increased food and beverage revenues from the SafeHouse Chicago and increased room revenues at our existing company-owned hotels, partially offset by a small decrease in management fee revenues.

Hotels and resorts division operating income decreased by 17.5% during the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 due primarily to the impact of decreased room revenues at our existing company-owned hotels and start-up operating losses at our new SafeHouse Chicago. Hotels and resorts division operating income decreased by 31.1% during the first half of fiscal 2017 compared to the first half of fiscal 2016 due primarily to preopening expenses and startup operating losses related to the new SafeHouse Chicago and a reduction in profits from our management company, due in part to a small one-time favorable adjustment last year. Operating income attributable specifically to our eight owned hotels and resorts increased during the first half of fiscal 2017 compared to the first half of fiscal 2016.

Our operating margin during the second quarter and first half of fiscal 2017 was 9.8% and 2.9%, respectively, compared to operating margins of 12.0% and 4.3%, respectively, during the second quarter and first half of fiscal 2016. Excluding the SafeHouse Chicago and management company profits from both years, our comparable hotels and resorts division operating income decreased 7.3% during the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 and increased 16.1% during the first half of fiscal 2017 compared to the first half of fiscal 2016. Excluding these same items, our operating margin during the second quarter and first half of fiscal 2017 was 9.5% and 3.0%, respectively, compared to operating margins of 10.2% and 2.7%, respectively, during the second quarter and first half of fiscal 2016.

The following table sets forth certain operating statistics for the second quarter and first half of fiscal 2017 and fiscal 2016, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	Second Quarter(1)					First Half(1)
			Variance					Variance
	F2017	F2016	Amt.		Pct.	F2017	F2016	Amt.		Pct.
Occupancy pct.	77.5%	79.5%	-2.0	pts	-2.5%	73.2%	72.6%	0.6	pts	0.8%
ADR	$155.15	$153.46	$1.69		1.1%	$141.45	$141.18	$0.27		0.2%
RevPAR	$120.23	$122.02	$(1.79)		-1.5%	$103.58	$102.57	$1.01		1.0%

(1)	These operating statistics represent averages of our eight distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at two of our eight company-owned properties during the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 and at four of our eight company-owned properties during the first half of fiscal 2017 compared to the first half of fiscal 2016. According to data received from Smith Travel Research and compiled by us in order to evaluate our results for the second quarter and first half of fiscal 2017, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 0.6% and 1.8%, respectively, during our fiscal 2017 second quarter and first half compared to our fiscal 2016 second quarter and first half. Data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced a decrease in RevPAR of 4.3% and 3.9%, respectively, during our fiscal 2017 second quarter and first half compared to our fiscal 2016 second quarter and first half.

We believe our RevPAR decrease during the second quarter of fiscal 2017 was due in large part to the timing of the Easter holiday, which fell in April this year and negatively impacted group business. City-wide group business in the city of Milwaukee, where we operate three of our eight company-owned hotels, was also down significantly in May compared to last year, further impacting our reported results during the quarter. Our RevPAR improved later in the second quarter and we had a particularly strong June, due in part to the positive impact of the U.S. Open golf tournament in the Milwaukee market, partially offsetting some of the decline in the beginning of the quarter. As noted above, despite the difficult comparison due to the holiday timing, we outperformed our competitive sets during both the second quarter and first half of fiscal 2017, as we have had success replacing some of the decline in group business with an increase in non-group business.

Looking to future periods, as of the date of this report, we are encouraged by the fact that our group room revenue bookings for the remaining future periods in fiscal 2017 - something commonly referred to in the hotels and resorts industry as “group pace” - is running slightly ahead of our group room revenue bookings for future periods last year at this time. Banquet and catering revenue pace for the remainder of fiscal 2017 has also increased compared to last year at this time. As a result, we hope to be able to make up the shortfall in group room revenue bookings during the second half of fiscal 2017.

Our ADR increased during the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016, despite the reduction in occupancy for the reasons noted above, in part because of our ability to increase our rates during the U.S. Open week at our Milwaukee hotels. In addition, in May 2017 we opened 29 new all-season villas at the Grand Geneva Resort & Spa. These new higher-priced units contributed to an increase in our ADR at that property. Our relatively small increase in ADR during the first half of fiscal 2017 compared to the first half of fiscal 2016 is due to the fact that, during our fiscal 2017 first quarter, our focus was on increasing occupancy, often at the expense of ADR (it is generally more difficult to increase ADR during our slower winter season, as overall occupancy is at its lowest). Three of our eight company-owned hotels reported increased ADR during the first half of fiscal 2017 compared to the first half of fiscal 2016.

We currently expect to report RevPAR increases that generally track or exceed the overall industry and local market trends in the remaining quarters of our fiscal 2017. As we noted in prior reports, the pace of the lodging industry’s growth slowed during the second half of fiscal 2016. Group business remains one of the most important segments for several of our hotels and also has an impact on our ADR. Typically, when we have substantial blocks of rooms committed to group business, we are able to raise rates with non-group business. Many reports published by those who closely follow the hotel industry suggest that the United States lodging industry will continue to achieve slightly slower but steady growth in RevPAR during calendar 2017. Whether the current trends in the hotel industry as a whole continue depends in large part on the economic environment in which we operate, as hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product. We also continue to monitor hotel supply in our markets, as increased supply without a corresponding increase in demand may have a negative impact on our results.

Our hotels and resorts division operating results should benefit in future periods from two current growth initiatives. As noted above, we completed construction on 29 new all-season villas at the Grand Geneva Resort & Spa in May 2017 and we expect these units will contribute positively to future results. In addition, the Omaha Marriott Downtown at The Capitol District in Omaha, Nebraska, a new hotel that we will manage and in which we hold a minority interest, opened on August 8, 2017.

Early in the second quarter of fiscal 2017, we ceased management of the Sheraton Madison Hotel in Madison, Wisconsin and sold our 15% minority ownership interest in the property for a small gain. We do not expect this transaction to significantly impact our fiscal 2017 operating results.

We continue to explore opportunities to monetize selected existing owned hotels in the future. We will consider many factors as we actively review opportunities to execute this strategy, including income tax considerations, the ability to retain management, pricing and individual market considerations. Execution of this strategy is also dependent upon a favorable hotel transactional market, over which we have limited control. In addition, we have a number of additional potential growth opportunities that we are currently evaluating. The timing and nature of the opportunities may vary and include pure management contracts, management contracts with equity, and joint venture investments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously-noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $73 million of unused credit lines as of the end of our fiscal 2017 second quarter, will be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2017.

On December 21, 2016, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with the several purchasers party to the Note Purchase Agreement, pursuant to which we issued and sold $50 million in aggregate principal amount of our 4.32% Senior Notes due February 22, 2027 (the “Notes”) in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The sale and purchase of the Notes occurred on February 22, 2017. We used the net proceeds of the sale of the Notes to repay outstanding indebtedness and for general corporate purposes.

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

As of June 29, 2017, the ratio of: (a) consolidated debt (as defined in the Note Purchase Agreement) to consolidated total capitalization (as defined in the Note Purchase Agreement) was 0.44; and (b) consolidated operating cash flow (as defined in the Note Purchase Agreement) to fixed charges (as defined in the Note Purchase Agreement) was 6.7. We expect to be able to meet the financial covenants contained in the Note Purchase Agreement during the remainder of fiscal 2017.

Financial Condition

Net cash provided by operating activities totaled $26.6 million during the first half of fiscal 2017, compared to $28.9 million during the first half of the fiscal 2016. The decrease of $2.3 million in net cash provided by operating activities was due primarily to unfavorable timing in the collection of accounts and notes receivable and in the payment of income taxes and accrued compensation, partially offset by increased net earnings, depreciation and amortization, and the favorable timing in the payment of accounts payable during the first half of fiscal 2017.

Net cash used in investing activities during the first half of fiscal 2017 totaled $52.5 million, compared to $29.9 million during the first half of fiscal 2016. A significant contributor to the increase in net cash used in investing activities was an $11.3 million decrease in restricted cash during the first half of fiscal 2016. When we sold the Hotel Phillips in October 2015, the majority of the cash proceeds were held by an intermediary in conjunction with an anticipated Internal Revenue Code §1031 like-kind exchange whereby we planned to subsequently purchase other real estate in order to defer the related tax gain on sale of the hotel. During the first half of fiscal 2016, we successfully reinvested the proceeds in additional real estate within the prescribed time period and we received the cash held by the intermediary, thereby reducing restricted cash.

The increase in net cash used in investing activities was also the result of an increase in capital expenditures, partially offset by an increase in net proceeds from disposals of property, equipment and other assets. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $55.1 million during the first half of fiscal 2017 compared to $41.8 million during the first half of fiscal 2016. Approximately $19.9 million and $10.7 million, respectively, of our capital expenditures during the first quarters of fiscal 2017 and fiscal 2016 were related to the development of previously-described new theatres. We did not incur any acquisition-related capital expenditures during the first half of fiscal 2017 or the first half of fiscal 2016.

Fiscal 2017 first half cash capital expenditures included approximately $42.7 million incurred in our theatre division, including previously-described new theatre development costs and costs associated with the addition of DreamLounger recliner seating, SuperScreen DLX auditorium conversions and new Zaffiro’s Express and Reel Sizzle outlets to existing theatres. We also incurred capital expenditures in our hotels and resorts division during the first half of fiscal 2017 of approximately $11.9 million, including costs associated with the development of our new SafeHouse Chicago location and the previously-described development of new villas at the Grand Geneva Resort & Spa. Fiscal 2016 first half cash capital expenditures included approximately $35.7 million incurred in our theatre division, including costs associated with the addition of DreamLounger recliner seating, new UltraScreen DLX auditoriums and new Zaffiro’s Express and Reel Sizzle outlets to existing theatres. We also incurred capital expenditures in our hotels and resorts division during the first half of fiscal 2016 of approximately $6.1 million, including costs associated with the renovation of the SafeHouse Milwaukee and Skirvin Hilton.

Net cash provided by financing activities during the first half of fiscal 2017 totaled $30.9 million compared to $2.7 million during the first half of fiscal 2016. We used excess cash during both periods to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, we added $194.0 million of new short-term borrowings and we made $186.0 million of repayments on short-term borrowings during the first half of fiscal 2017 (net increase in borrowings on our credit facility of $8.0 million). In conjunction with the execution of a new credit agreement in June 2016, we also paid all outstanding borrowings under our old revolving credit facility and replaced them with borrowings under our new revolving credit facility during the first half of fiscal 2016. As a result, we added $220.2 million of new short-term borrowings and we made $155.0 million of repayments on short-term borrowings during the first half of fiscal 2016 (net increase in borrowings on our credit facility of $65.2 million).

Proceeds from the issuance of long-term debt totaled $65.0 million during the first half of fiscal 2017 and included the issuance of $50 million of senior notes described above. In addition, we repaid a mortgage note that matured in January 2017 with a balance of $24.2 million as of December 29, 2016 during the first half of fiscal 2017 and replaced it with borrowings under our revolving credit facility and the issuance of a $15.0 million mortgage note bearing interest at LIBOR plus 2.75%, requiring monthly principal and interest payments and maturing in fiscal 2020. Principal payments on long-term debt were $35.7 million during the first half of fiscal 2017 (including the mortgage note repayment described above) compared to payments of $51.6 million during the first half of fiscal 2016. Fiscal 2016 repayments included our repayment of a $37.2 million term loan from our prior credit agreement. Our debt-to-capitalization ratio (excluding our capital lease obligations) was 0.44 at June 29, 2017 and 0.42 at December 29, 2016.

We repurchased approximately 8,700 shares of our common stock for approximately $289,000 in conjunction with the exercise of stock options during the first half of fiscal 2017, compared to 291,000 shares repurchased for approximately $5.4 million in the open market or in conjunction with the exercise of stock options during the first half of fiscal 2016. As of June 29, 2017, approximately 2.9 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. We expect that we will execute any future repurchases on the open market or in privately-negotiated transactions, depending upon a number of factors, including prevailing market conditions.

Dividend payments during the first half of fiscal 2017 totaled $6.7 million compared to dividend payments of $6.0 million during the first half of fiscal 2016. The increase in dividend payments was the result of an 11.1% increase in our regular quarterly dividend payment initiated in March 2017. During the first half of fiscal 2016, we made distributions to noncontrolling interests of $448,000, compared to none during the first half of fiscal 2017.

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

Risk factors relating to us are contained in Item 1A of our Annual Report on Form  10-K for the fiscal year ended December 29, 2016. No material change to such risk factors has occurred during the 26 weeks ended June 29, 2017.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
March 31 – April 27	2,002	$30.80	2,002	2,895,677
April 28 – May 25	95	33.80	95	2,895,582
May 26 – June 29	5,956	34.15	5,956	2,889,626
Total	8,053	$33.31	8,053	2,889,626

(1)	Through June 29, 2017, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of June 29, 2017, we had repurchased approximately 8.8 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from The Marcus Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: August 8, 2017	By:	/s/ Gregory S. Marcus
Gregory S. Marcus President and Chief Executive Officer

DATE: August 8, 2017	By:	/s/ Douglas A. Neis
Douglas A. Neis Chief Financial Officer and Treasurer

S-1