Form 10-Q
period 2017-09-28
MARCUS CORP
filed 2017-11-07
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2017

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

COMMON STOCK OUTSTANDING AT NOVEMBER 3, 2017 – 19,242,578

CLASS B COMMON STOCK OUTSTANDING AT NOVEMBER 3, 2017 –8,596,301

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	September 28, 2017	December 29, 2016

ASSETS
Current assets:
Cash and cash equivalents	$6,566	$3,239
Restricted cash	7,904	5,466
Accounts and notes receivable, net of reserves of $170 and $204, respectively	24,269	14,761
Refundable income taxes	10,358	1,672
Other current assets	13,361	11,005
Total current assets	62,458	36,143

Property and equipment:
Land and improvements	138,464	134,306
Buildings and improvements	735,979	699,828
Leasehold improvements	86,811	80,522
Furniture, fixtures and equipment	339,984	312,334
Construction in progress	28,402	19,698
Total property and equipment	1,329,640	1,246,688
Less accumulated depreciation and amortization	491,446	457,490
Net property and equipment	838,194	789,198

Other assets:
Investments in joint ventures	4,951	6,096
Goodwill	43,527	43,735
Other	34,730	36,094
Total other assets	83,208	85,925

TOTAL ASSETS	$983,860	$911,266

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	September 28, 2017	December 29, 2016

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,149	$31,206
Taxes other than income taxes	17,547	17,261
Accrued compensation	15,971	17,007
Other accrued liabilities	39,485	46,561
Current portion of capital lease obligations	6,951	6,598
Current maturities of long-term debt	11,923	12,040
Total current liabilities	132,026	130,673

Capital lease obligations	20,881	26,106

Long-term debt	317,797	271,343

Deferred income taxes	50,657	46,433

Deferred compensation and other	46,256	45,064

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	─	─
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,593,212 shares at September 28, 2017 and 22,489,976 shares at December 29, 2016	22,593	22,490
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,596,301 shares at September 28, 2017 and 8,699,540 shares at December 29, 2016	8,596	8,700
Capital in excess of par	60,908	58,584
Retained earnings	371,653	351,220
Accumulated other comprehensive loss	(4,919)	(5,066)
	458,831	435,928
Less cost of Common Stock in treasury (3,353,845 shares at September 28, 2017 and 3,517,951 shares at December 29, 2016)	(43,628)	(45,816)
Total shareholders' equity attributable to The Marcus Corporation	415,203	390,112
Noncontrolling interest	1,040	1,535
Total equity	416,243	391,647

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$983,860	$911,266

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings

(in thousands, except per share data)	September 28, 2017		September 29, 2016
	13 Weeks	39 Weeks	13 Weeks	39 Weeks
Revenues:
Theatre admissions	$50,246	$166,222	$46,859	$137,783
Rooms	32,785	82,844	32,609	81,984
Theatre concessions	33,290	109,365	30,260	88,644
Food and beverage	18,670	52,487	17,991	50,784
Other revenues	18,827	53,629	16,976	45,922
Total revenues	153,818	464,547	144,695	405,117

Costs and expenses:
Theatre operations	44,403	145,844	39,579	118,048
Rooms	10,658	30,117	10,608	30,409
Theatre concessions	9,567	30,666	8,611	24,440
Food and beverage	15,125	44,093	14,498	41,797
Advertising and marketing	6,296	17,880	5,540	16,033
Administrative	16,876	51,654	15,702	45,638
Depreciation and amortization	12,993	37,544	10,474	31,025
Rent	3,113	9,718	2,051	6,277
Property taxes	5,052	14,575	4,168	12,306
Other operating expenses	8,300	24,255	8,781	24,854
Total costs and expenses	132,383	406,346	120,012	350,827

Operating income	21,435	58,201	24,683	54,290

Other income (expense):
Investment income	119	229	8	25
Interest expense	(3,367)	(9,454)	(2,127)	(6,993)
Gain (loss) on disposition of property, equipment and other assets	(449)	(420)	239	(478)
Equity earnings (losses) from unconsolidated joint ventures, net	(12)	75	161	270
	(3,709)	(9,570)	(1,719)	(7,176)

Earnings before income taxes	17,726	48,631	22,964	47,114
Income taxes	6,908	18,571	8,712	18,236
Net earnings	10,818	30,060	14,252	28,878
Net loss attributable to noncontrolling interests	(160)	(495)	(120)	(282)
Net earnings attributable to The Marcus Corporation	$10,978	$30,555	$14,372	$29,160

Net earnings per share – basic:
Common Stock	$0.41	$1.14	$0.54	$1.09
Class B Common Stock	$0.36	$1.02	$0.49	$0.99

Net earnings per share – diluted:
Common Stock	$0.39	$1.08	$0.51	$1.05
Class B Common Stock	$0.37	$1.01	$0.48	$0.98

Dividends per share:
Common Stock	$0.125	$0.375	$0.113	$0.338
Class B Common Stock	$0.114	$0.341	$0.102	$0.307

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)	September 28, 2017		September 29, 2016
	13 Weeks	39 Weeks	13 Weeks	39 Weeks

Net earnings	$10,818	$30,060	$14,252	$28,878

Other comprehensive income (loss), net of tax:
Change in unrealized gain on available for sale investments, net of tax benefit of $0, $9, $0 and $0, respectively	-	(14)	-	-
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $35, $106, $110 and $110, respectively	54	161	163	163
Fair market value adjustment of interest rate swap, net of tax benefit of $0, $0, $0 and $95, respectively	-	-	-	(143)
Reclassification adjustment on interest rate swap included in interest expense, net of tax effect of $0, $0, $0 and $25, respectively	-	-	-	38
Reclassification adjustment related to interest rate swap de-designation, net of tax effect of $0, $0, $0 and $63, respectively	-	-	-	96

Other comprehensive income	54	147	163	154

Comprehensive income	10,872	30,207	14,415	29,032

Comprehensive loss attributable to noncontrolling interests	(160)	(495)	(120)	(282)

Comprehensive income attributable to The Marcus Corporation	$11,032	$30,702	$14,535	$29,314

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	39 Weeks Ended
(in thousands)	September 28, 2017	September 29, 2016

OPERATING ACTIVITIES:
Net earnings	$30,060	$28,878
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings on investments in joint ventures	(75)	(270)
Distributions from joint ventures	351	414
Loss on disposition of property, equipment and other assets	420	478
Amortization of favorable lease right	250	250
Depreciation and amortization	37,544	31,025
Amortization of debt issuance costs	209	226
Shared-based compensation	1,867	1,358
Deferred income taxes	4,231	6,461
Deferred compensation and other	1,682	526
Contribution of the Company’s stock to savings and profit-sharing plan	1,024	905
Changes in operating assets and liabilities:
Accounts and notes receivable	(7,896)	(2,090)
Other current assets	(2,220)	(1,041)
Accounts payable	1	(6,592)
Income taxes	(8,686)	(7,329)
Taxes other than income taxes	286	(2,682)
Accrued compensation	(1,036)	3,147
Other accrued liabilities	(7,076)	(8,823)
Total adjustments	20,876	15,963
Net cash provided by operating activities	50,936	44,841

INVESTING ACTIVITIES:
Capital expenditures	(87,265)	(58,084)
Proceeds from disposals of property, equipment and other assets	4,558	594
Decrease (increase) in restricted cash	(2,438)	12,479
Decrease in other assets	584	3,686
Sale of interest in joint venture	—	1,000
Net cash used in investing activities	(84,561)	(40,325)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facilities	254,000	250,188
Repayment of borrowings on revolving credit facilities	(236,500)	(191,188)
Proceeds from borrowings on long-term debt	65,000	—
Principal payments on long-term debt	(35,894)	(51,863)
Debt issuance costs	(370)	(491)
Repayments of capital lease obligations	(782)	—
Equity transactions:
Treasury stock transactions, except for stock options	(463)	(6,053)
Exercise of stock options	2,083	3,553
Dividends paid	(10,122)	(9,016)
Distributions to noncontrolling interest	—	(448)
Net cash provided by (used in) financing activities	36,952	(5,318)

Net increase (decrease) in cash and cash equivalents	3,327	(802)
Cash and cash equivalents at beginning of period	3,239	6,672
Cash and cash equivalents at end of period	$6,566	$5,870

Supplemental Information:
Interest paid, net of amounts capitalized	$9,354	$6,772
Income taxes paid	23,025	19,107
Change in accounts payable for additions to property and equipment	8,942	(1,930)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 28, 2017

1. General

Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 29, 2016, contained in the Company’s Annual Report on Form 10-K, for such year, for a description of the Company’s accounting policies.

Basis of Presentation - The unaudited consolidated financial statements for the 13 and 39 weeks ended September 28, 2017 and September 29, 2016 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at September 28, 2017, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2016.

Restricted Cash – Restricted cash consists of bank accounts related to capital expenditure reserve funds, sinking funds, operating reserves and replacement reserves and may include amounts held by a qualified intermediary agent to be used for tax-deferred, like-kind exchange transactions. At September 28, 2017, approximately $3,057,000 of net sales proceeds were held with a qualified intermediary. Restricted cash is not considered cash and cash equivalents for purposes of the statement of cash flows.

Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $12,946,000 and $37,368,000 for the 13 and 39 weeks ended September 28, 2017, respectively, and $10,537,000 and $31,214,000 for the 13 and 39 weeks ended September 29, 2016, respectively.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss

	(in thousands)
Balance at December 29, 2016	$3	$(5,069)	$(5,066)
Change in unrealized gain on available for sale investments	(14)	-	(14)
Amortization of the net actuarial loss and prior service credit	-	161	161
Net other comprehensive income (loss)	(14)	161	147
Balance at September 28, 2017	$(11)	$(4,908)	$(4,919)

	Swap Agreements	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss

	(in thousands)
Balance at December 31, 2015	$9	$(11)	$(5,219)	$(5,221)
Amortization of the net actuarial loss and prior service credit	-	-	163	163
Other comprehensive loss before reclassifications	(143)	-	-	(143)
Amounts reclassified from accumulated other comprehensive loss (1)	134	-	-	134
Net other comprehensive income (loss)	(9)	-	163	154
Balance at September 29, 2016	$-	$(11)	$(5,056)	$(5,067)

(1) Amounts are included in interest expense in the consolidated statements of earnings.

Earnings Per Share - Net earnings per share (EPS) of Common Stock and Class B Common Stock is computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted net earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options using the treasury method. Convertible Class B Common Stock is reflected on an if-converted basis. The computation of the diluted net earnings per share of Common Stock assumes the conversion of Class B Common Stock, while the diluted net earnings per share of Class B Common Stock does not assume the conversion of those shares.

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended September 28, 2017	13 Weeks Ended September 29, 2016	39 Weeks Ended September 28, 2017	39 Weeks Ended September 29, 2016

	(in thousands, except per share data)
Numerator:
Net earnings attributable to The Marcus Corporation	$10,978	$14,372	$30,555	$29,160
Denominator:
Denominator for basic EPS	27,825	27,574	27,773	27,522
Effect of dilutive employee stock options	525	427	637	343
Denominator for diluted EPS	28,350	28,001	28,410	27,865
Net earnings per share - basic:
Common Stock	$0.41	$0.54	$1.14	$1.09
Class B Common Stock	$0.36	$0.49	$1.02	$0.99
Net earnings per share - diluted:
Common Stock	$0.39	$0.51	$1.08	$1.05
Class B Common Stock	$0.37	$0.48	$1.01	$0.98

Equity – Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interests for the 39 weeks ended September 28, 2017 and September 29, 2016 was as follows:

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests

	(in thousands)
Balance at December 29, 2016	$390,112	$1,535
Net earnings attributable to The Marcus Corporation	30,555	–
Net loss attributable to noncontrolling interests	–	(495)
Cash dividends	(10,122)	–
Exercise of stock options	2,083	–
Savings and profit sharing contribution	1,024	–
Treasury stock transactions, except for stock options	(463)	–
Share-based compensation	1,867	–
Other comprehensive income, net of tax	147	–
Balance at September 28, 2017	$415,203	$1,040

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests

	(in thousands)
Balance at December 31, 2015	$363,352	$2,346
Net earnings attributable to The Marcus Corporation	29,160	–
Net loss attributable to noncontrolling interests	–	(282)
Distributions to noncontrolling interests	–	(448)
Cash dividends	(9,016)	–
Exercise of stock options	3,553	–
Savings and profit sharing contribution	905	–
Treasury stock transactions, except for stock options	(6,053)	–
Share-based compensation	1,358	–
Other	39	–
Other comprehensive income, net of tax	154	–
Balance at September 29, 2016	$383,452	$1,616

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At September 28, 2017 and December 29, 2016, respectively, the Company’s $70,000 and $93,000 of available for sale securities were valued using Level 1 pricing inputs and were included in other current assets. At September 28, 2017 and December 29, 2016, respectively, the Company’s $3,859,000 and $1,927,000 of trading securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At September 28, 2017 and December 29, 2016, respectively, the $28,000 and $6,000 asset related to the Company’s interest rate swap contract was valued using Level 2 pricing inputs.

Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At September 28, 2017 and December 29, 2016, none of the Company’s fair value measurements were valued using Level 3 pricing inputs.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended September 28, 2017	13 Weeks Ended September 29, 2016	39 Weeks Ended September 28, 2017	39 Weeks Ended September 29, 2016

	(in thousands)
Service cost	$192	$216	$574	$648
Interest cost	339	351	1,017	1,055
Net amortization of prior service cost and actuarial loss	89	91	267	273
Net periodic pension cost	$620	$658	$1,858	$1,976

New Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date (ASU 2015-14), to defer the effective date of the new revenue recognition standard by one year. The new standard is effective for the Company in fiscal 2018. The guidance may be adopted using either a full retrospective or modified retrospective approach. The Company has selected the modified retrospective method for adoption of ASU No. 2014-09 and its related ASU amendments. Under this method, the Company will recognize the cumulative effect of the changes in retained earnings at the date of adoption, but will not restate prior periods.

The Company has performed a review of the requirements of the new revenue standard and related ASUs and is monitoring the activity of the FASB as it relates to specific interpretive guidance. The Company is reviewing customer contracts and is in the process of applying the five-step model of the new revenue standard to each of its key identified revenue streams and is comparing the results to its current accounting practices. The Company believes that the adoption of the new standard will primarily impact its accounting for its loyalty programs, gift cards and customer incentives. The Company’s preliminary assessment is that the adoption of the new standard will have an immaterial impact on the Company’s overall operating results. The Company continues to assess all potential impacts of adopting this new revenue standard on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements of financial instruments. The new standard is effective for the Company in fiscal 2018, with early adoption permitted for certain provisions of the statement. Entities must apply the standard, with certain exceptions, using a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year of adoption. The Company does not believe the adoption of the new standard will have a material effect on its consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new standard is effective for the Company beginning in fiscal 2018, with early adoption permitted. The standard must be applied using a retrospective transition method for each period presented. The Company does not believe the adoption of the new standard will have a material effect on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash. ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As such, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and ending of period total amount shown on the statement of cash flows. The new standard is effective for the Company in fiscal 2018 and must be applied on a retrospective basis. Early adoption is permitted including adoption in an interim period. The Company reported a $2,438,000 investing cash outflow and a $12,479,000 investing cash inflow, respectively, related to a change in restricted cash for the 39 weeks ended September 28, 2017 and September 29, 2016. Subsequent to the adoption of ASU No. 2016-18, the change in restricted cash would be excluded from the change in cash flows from investing activities and included in change in total cash, restricted cash and cash equivalents as reported in the statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance and providing a more robust framework to assist reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for the Company in fiscal 2018 and must be applied prospectively, with early adoption permitted. The Company does not believe the adoption of the new standard will have a material effect on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test that had required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 is effective for the Company in fiscal 2020 and must be applied prospectively, with early adoption permitted. The Company does not believe the new standard will have a material effect on its consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” ASU No. 2017-05 clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term “in-substance nonfinancial asset.” It also covers the transfer of nonfinancial assets to another entity in exchange for a non-controlling ownership interest in that entity. The new guidance is effective for interim and annual periods beginning after December 15, 2017. The Company does not believe that the adoption of the new standard will have a material effect on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Benefit Cost. The ASU requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are to be presented separately, in an appropriately titled line item outside of any subtotal of operating income or disclosed in the footnotes. The standard also limits the amount eligible for capitalization to the service cost component. The standard is effective for the Company in fiscal 2018 and it is currently assessing the impact this standard will have on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce both the diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU No. 2017-09 is effective for the Company in fiscal 2018 and must be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted. The Company does not believe the new standard will have a material effect on its consolidated financial statements.

2. Long-Term Debt and Capital Lease Obligations

Long-Term Debt - During the 39 weeks ended September 28, 2017, the Company issued $50,000,000 of unsecured senior notes privately placed with three institutional lenders. The notes bear interest at 4.32% per annum and mature in fiscal 2027. The Company used the net proceeds of the sale of the notes to repay outstanding indebtedness and for general corporate purposes.

Also during the 39 weeks ended September 28, 2017, a note that matured in January 2017 with a balance of $24,226,000 was repaid and replaced with borrowings on the Company’s revolving credit facility and a new $15,000,000 mortgage note bearing interest at LIBOR plus 2.75%, effectively 4.0% at September 28, 2017, requiring monthly principal and interest payments and maturing in fiscal 2020. The mortgage note is secured by the related land, building and equipment.

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into an interest rate swap agreement on February 28, 2013 covering $25,000,000 of floating rate debt, which expires January 22, 2018, and requires the Company to pay interest at a defined rate of 0.96% while receiving interest at a defined variable rate of one-month LIBOR (1.25% at September 28, 2017). The notional amount of the swap is $25,000,000. The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company’s interest rate swap agreement was considered effective and qualified as a cash flow hedge from inception through June 16, 2016, at which time the derivative was undesignated and the balance in accumulated other comprehensive loss of $159,000 ($96,000 net of tax) was reclassified into interest expense. As of June 16, 2016, the swap was considered ineffective for accounting purposes. As such, the $22,000 increase in the fair value of the swap for the 39 weeks ended September 28, 2017 was recorded as a reduction to interest expense. The Company does not expect the interest rate swap to have a material effect on earnings within the next four months, at which time the agreement will expire.

Capital Lease Obligations - During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of September 28, 2017, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in furniture, fixtures and equipment is $45,510,000 related to the digital systems as of September 28, 2017 and December 29, 2016, which is being amortized over the remaining estimated useful life of the assets. Accumulated amortization of the digital systems was $32,926,000 and $28,294,000 as of September 28, 2017 and December 29, 2016, respectively.

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

The Company’s capital lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company’s expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $5,822,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

In conjunction with theatres acquired in December 2016, the Company became the obligor of several movie theatre and equipment leases with unaffiliated third parties that qualify for capital lease accounting. Included in buildings and improvements as of September 28, 2017 and December 29, 2016 is a preliminary value of $15,799,000 related to these leases, with accumulated amortization of $1,253,000 as of September 28, 2017. Included in furniture, fixtures and equipment as of September 28, 2017 and December 29, 2016 is a preliminary value of $1,712,000 related to these leases, with accumulated amortization of $194,000 as of September 28, 2017. The assets are being amortized over the remaining lease terms. The Company paid $874,000 and $2,424,000 in lease payments on these capital leases during the 13 and 39 weeks ended September 28, 2017, respectively.

3. Income Taxes

The Company’s effective income tax rate, adjusted for losses from noncontrolling interests, for the 13 and 39 weeks ended September 28, 2017 was 38.6% and 37.8%, respectively, and was 37.7% and 38.5% for the 13 and 39 weeks ended September 29, 2016, respectively. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in its income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners.

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

Following is a summary of business segment information for the 13 and 39 weeks ended September 28, 2017 and September 29, 2016 (in thousands):

13 Weeks Ended September 28, 2017	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$89,773	$63,895	$150	$153,818
Operating income (loss)	15,830	9,622	(4,017)	21,435
Depreciation and amortization	8,399	4,512	82	12,993

13 Weeks Ended September 29, 2016	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$81,921	$62,613	$161	$144,695
Operating income (loss)	18,095	10,614	(4,026)	24,683
Depreciation and amortization	6,228	4,158	88	10,474

39 Weeks Ended September 28, 2017	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$294,977	$169,138	$432	$464,547
Operating income (loss)	58,481	12,693	(12,973)	58,201
Depreciation and amortization	24,000	13,270	274	37,544

39 Weeks Ended September 29, 2016	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$238,837	$165,880	$400	$405,117
Operating income (loss)	51,530	15,073	(12,313)	54,290
Depreciation and amortization	18,175	12,582	268	31,025

5. Subsequent Event – On October 20, 2017, the Company sold its 11% minority interest in The Westin® Atlanta Perimeter North in Atlanta, Georgia and recorded a preliminary pre-tax gain of approximately $4,906,000 during the fiscal 2017 fourth quarter.

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

RESULTS OF OPERATIONS

General

We report our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in December. Fiscal 2017 is a 52-week year beginning on December 30, 2016 and ending on December 28, 2017. Fiscal 2016 was a 52-week year beginning on January 1, 2016 and ended on December 29, 2016.

We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The third quarter of fiscal 2017 consisted of the 13-week period beginning on June 30, 2017 and ended on September 28, 2017. The third quarter of fiscal 2016 consisted of the 13-week period beginning on July 1, 2016 and ended on September 29, 2016. The first three quarters of fiscal 2017 consisted of the 39-week period beginning on December 30, 2016 and ended on September 28, 2017. The first three quarters of fiscal 2016 consisted of the 39-week period beginning on January 1, 2016 and ended on September 29, 2016. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the third quarter and first three quarters of fiscal 2017 and fiscal 2016 (in millions, except for per share and variance percentage data):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2017	F2016	Amt.	Pct.	F2017	F2016	Amt.	Pct.
Revenues	$153.8	$144.7	$9.1	6.3%	$464.5	$405.1	$59.4	14.7%
Operating income	21.4	24.7	(3.3)	-13.2%	58.2	54.3	3.9	7.2%
Other income (expense)	(3.7)	(1.7)	(2.0)	-115.8%	(9.6)	(7.2)	(2.4)	-33.4%
Net loss attributable to noncontrolling interests	(0.2)	(0.1)	(0.1)	-33.3%	(0.5)	(0.3)	(0.2)	-75.5%
Net earnings attributable to The Marcus Corp.	$11.0	$14.4	$(3.4)	-23.6%	$30.6	$29.2	$1.4	4.8%
Net earnings per common share – diluted:	$0.39	$0.51	$(0.12)	-23.5%	$1.08	$1.05	$0.03	2.9%

Revenues increased during the third quarter and first three quarters of fiscal 2017 compared to the third quarter and first three quarters of fiscal 2016 due to increased revenues from both our theatre division and hotels and resorts division. Operating income (earnings before other income/expense and income taxes) and net earnings attributable to The Marcus Corporation decreased during the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 due to decreased operating income from both our theatre and hotels and resorts divisions. Operating income and net earnings attributable to The Marcus Corporation increased during the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016 due to record operating results from our theatre division, partially offset by a decrease in operating income from our hotels and resorts division.

New theatres favorably impacted revenues and operating income from our theatre division during the third quarter and first three quarters of fiscal 2017 compared to the third quarter and first three quarters of fiscal 2016. In mid-October 2016, we opened a newly renovated theatre in Country Club Hills, Illinois. In mid-December 2016, our theatre division acquired Wehrenberg Theatres® (which we refer to as Wehrenberg or Marcus Wehrenberg), a Midwestern theatre circuit consisting of 14 theatres with 197 screens, plus an 84,000 square foot retail center. In April 2017, we opened a new theatre in Shakopee, Minnesota. On June 30, 2017, the first day of our fiscal 2017 third quarter, we opened our first stand-alone all in-theatre dining location, branded BistroPlexSM and located in Greendale, Wisconsin.

Operating results from our theatre division were unfavorably impacted by a weaker slate of movies during the fiscal 2017 second and third quarters compared to the second and third quarters of fiscal 2016, but were favorably impacted by a stronger slate of movies during the fiscal 2017 first quarter compared to the first quarter of fiscal 2016. Increased attendance resulting from positive customer response to our recent investments and pricing strategies and increased concession sales per person due to our expanded food and beverage offerings partially offset the negative impact of the weaker slate of movies during the third quarter of fiscal 2017 and contributed to our improved operating results during the first three quarters of fiscal 2017 compared to the same periods in fiscal 2016. Increased preopening expenses related to new theatres during the fiscal 2017 periods negatively impacted comparisons to the fiscal 2016 periods.

Revenues from our hotels and resorts division were favorably impacted during the third quarter and first three quarters of fiscal 2017 by revenues from our new SafeHouse® restaurant and bar that we opened on March 1, 2017 in downtown Chicago, Illinois adjacent to our AC Chicago Downtown Hotel. Increased room revenues during the fiscal 2017 periods, due in part to new villas that we opened during the second quarter of fiscal 2017 at the Grand Geneva Resort & Spa, also contributed to the increased total revenues during the fiscal 2017 periods, partially offset by slightly reduced food and beverage revenues for comparable hotels during the third quarter and first three quarters of fiscal 2017 compared to the third quarter and first three quarters of fiscal 2016. Operating results from our hotels and resorts division were unfavorably impacted by preopening expenses and start-up operating losses from our new SafeHouse restaurant and bar during the fiscal 2017 periods.

Operating losses from our corporate items, which include amounts not allocable to the business segments, were unchanged during the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. Operating losses from our corporate items increased during the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016 due in part to one-time costs associated with the retirement of two directors from our board of directors during the second quarter of fiscal 2017 and the death of a director during the third quarter of fiscal 2017. Increased long-term incentive compensation expenses resulting from our improved financial performance and stock performance during the past several years also contributed to increased operating losses from our corporate items during the first three quarters of fiscal 2017.

We did not have any significant variations in investment income or net equity earnings (losses) from unconsolidated joint ventures during the third quarter and first three quarters of fiscal 2017 compared to the third quarter and first three quarters of fiscal 2016. We recognized a loss on disposition of property, equipment and other assets of $449,000 and $420,000, respectively, during the third quarter and first three quarters of fiscal 2017 due primarily to our disposal of old theatre seats and other items in conjunction with our significant number of theatre renovations during the periods, as well as our write off of disposed equipment at one of our hotels during the first quarter of fiscal 2017, partially offset by our sale of two theatres (one that had previously closed and one that had been operating prior to the sale) and our sale of the minority equity interest we held in a hotel. We recognized a small gain of $239,000 on disposition of property, equipment and other assets during the third quarter of fiscal 2016 related primarily to our sale of an unused piece of land. We recognized losses on disposition of property, equipment and other assets during the first three quarters of fiscal 2016 totaling $478,000 primarily due to our disposal of old theatre seats and other items in conjunction with prior theatre renovations. The timing of periodic sales and disposals of our property and equipment may vary from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment.

Our interest expense totaled $3.4 million for the third quarter of fiscal 2017 compared to $2.1 million for the third quarter of fiscal 2016, an increase of approximately $1.3 million, or 58.3%. Our interest expense totaled $9.5 million for the first three quarters of fiscal 2017 compared to $7.0 million for the first three quarters of fiscal 2016, an increase of approximately $2.5 million, or 35.2%. The increase in interest expense during the fiscal 2017 periods was due primarily to payments we made on the approximately $17.5 million of capital lease obligations we assumed in the Wehrenberg acquisition. We also experienced an increase in our total borrowings under long-term debt agreements during the third quarter and first three quarters of fiscal 2017 compared to the comparable periods of fiscal 2016, further contributing to our increased interest expense during the fiscal 2017 periods, partially offset by a lower average interest rate during fiscal 2017, as we had a greater percentage of lower-cost variable rate debt in our debt portfolio during the fiscal 2017 periods compared to the fiscal 2016 periods. Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact our actual reported interest expense in future periods, as would changes in the mix between fixed rate debt and variable rate debt in our debt portfolio.

We reported income tax expense for the third quarter and first three quarters of fiscal 2017 of $6.9 million and $18.6 million, respectively, compared to $8.7 million and $18.2 million, respectively, during the third quarter and first three quarters of fiscal 2016. The increase in income tax expense for the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016 was the result of increased earnings, partially offset by the fact that our fiscal 2017 first three quarters effective income tax rate, after adjusting for losses from noncontrolling interests that are not tax-effected because the entities involved are tax pass-through entities, was 37.8%, compared to our fiscal 2016 first three quarters effective income tax rate of 38.5%. As of the date of this report, we anticipate that our effective income tax rate for the remaining quarter of fiscal 2017 will remain close to our historical 38%-40% average, excluding any changes in our liability for unrecognized tax benefits or potential changes in federal and state income tax rates. Our actual fiscal 2017 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

The operating results of two hotels of which we are the majority owner, The Skirvin Hilton and The Lincoln Marriott Cornhusker Hotel, are included in the hotels and resorts division revenue and operating income, and the after-tax net earnings or loss attributable to noncontrolling interests in these hotels is deducted from or added to net earnings on the consolidated statements of earnings. We reported net losses attributable to noncontrolling interests of $495,000 and $282,000, respectively, during the first three quarters of fiscal 2017 and the first three quarters of fiscal 2016.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the third quarter and first three quarters of fiscal 2017 and fiscal 2016 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2017	F2016	Amt.	Pct.	F2017	F2016	Amt.	Pct.
Revenues	$89.8	$81.9	$7.9	9.6%	$295.0	$238.8	$56.2	23.5%
Operating income	15.8	18.1	(2.3)	-12.5%	58.5	51.5	7.0	13.5%
Operating margin (% of revenues)	17.6%	22.1%			19.8%	21.6%

Our theatre division revenues increased during the third quarter and first three quarters of fiscal 2017 compared to the third quarter and first three quarters of fiscal 2016 due to new theatres that we opened or acquired during the fourth quarter of fiscal 2016 and first three quarters of fiscal 2017, as well as an increase in our average ticket price and average concession revenues per person at comparable theatres, resulting in increased box office receipts and concession revenues. Decreased attendance at comparable theatres due to a weaker film slate negatively impacted theatre division revenues and operating income during the third quarter and first three quarters of fiscal 2017 compared to the third quarter and first three quarters of fiscal 2016.

Our theatre division operating income increased during the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016 due primarily to operating income from the acquired Wehrenberg theatres. Preopening expenses of approximately $800,000 related to the opening of two new theatres negatively impacted our operating income during the first three quarters of fiscal 2017. Our theatre division revenues and operating income during the third quarter of fiscal 2017 were also negatively impacted by the fact that we had up to 15% of our Marcus Wehrenberg screens out of service during long portions of the fiscal 2017 period due to renovations underway at multiple theatres.

The aforementioned preopening expenses, in conjunction with the weaker film slate during the second and third quarters of fiscal 2017 and higher fixed costs, such as depreciation and amortization, rent and property taxes, due in part to the Wehrenberg acquisition, negatively impacted our theatre division operating margins during the third quarter and first three quarters of fiscal 2017 compared to the third quarter and first three quarters of fiscal 2016. Excluding total preopening expenses, our theatre division operating margin during the first three quarters of fiscal 2017 was 20.2%. Increased other revenues and slightly lower film costs favorably impacted our operating margin during the fiscal 2017 periods, but not enough to offset the impact of decreased attendance during these periods.

The following table provides a further breakdown of the components of revenues for the theatre division for the third quarter and first three quarters of fiscal 2017 and fiscal 2016 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2017	F2016	Amt.	Pct.	F2017	F2016	Amt.	Pct.
Box office receipts	$50.3	$46.9	$3.4	7.2%	$166.2	$137.8	$28.4	20.6%
Concession revenues	33.3	30.3	3.0	10.0%	109.4	88.6	20.8	23.4%
Other revenues	6.2	4.7	1.5	29.9%	19.4	12.4	7.0	56.2%
Total revenues	$89.8	$81.9	$7.9	9.6%	$295.0	$238.8	$56.2	23.5%

The majority of the increase in our box office receipts and concession revenues for the third quarter and first three quarters of fiscal 2017 compared to the third quarter and first three quarters of fiscal 2016 was due to the impact of the 14 theatres that we acquired from Wehrenberg, the theatre that we opened in Country Club Hills, Illinois during our fiscal 2016 fourth quarter, the theatre that we opened in Shakopee, Minnesota during our fiscal 2017 second quarter and the BistroPlex theatre we opened in Greendale, Wisconsin on the first day of our fiscal 2017 third quarter. Excluding these new theatres, as well as two theatres that are no longer comparable to last year because their pricing policies were significantly changed as a result of the new theatres we opened nearby, box office receipts decreased 15.6% and concession revenues decreased 13.1% for comparable theatres during the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 and decreased 3.6% and 0.3%, respectively, during the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016.

According to data received from Rentrak (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2017 third quarter and first three quarters results, United States box office receipts (excluding new builds for the top ten theatre circuits) decreased 13.4% and 4.0%, respectively, during our fiscal 2017 third quarter and first three quarters, indicating that our box office receipts at comparable theatres underperformed the industry during the third quarter by 2.2 percentage points and outperformed the industry during the first three quarters of fiscal 2017 by 0.4 percentage points. We believe we underperformed the industry during the third quarter of fiscal 2017 due primarily to several unfavorable factors in July 2017 compared to July 2016, including film mix, the fact that we had a number of our comparable screens out of service during the fiscal 2017 period due to renovations underway at multiple theatres, and slightly unfavorable weather comparisons to last year.

July box office revenues represented approximately 50% of our third quarter total box office revenues, so that month has a disproportionate impact on our overall third quarter results. We believe our underperformance during July was an anomaly, as evidenced by the fact that we outperformed the industry by over nine percentage points in September 2017. Despite the unusual circumstances during the third quarter of fiscal 2017, we have still outperformed the industry during thirteen of the last fifteen quarters. We believe our consistent outperformance to the industry is attributable to the investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies, including our $5 Tuesday promotion and our customer loyalty program.

Excluding the Marcus Wehrenberg theatres, our average ticket price increased 3.1% and 1.2%, respectively, during the third quarter and first three quarters of fiscal 2017 compared to the third quarter and first three quarters of fiscal 2016. The fact that we implemented modest price increases in November 2016 and have increased our number of premium large format (PLF) screens, along with a corresponding price premium, contributed to the increase in our average ticket price during the fiscal 2017 periods. We also believe that a change in film product mix had a positive impact on our average ticket price during the third quarter of fiscal 2017. Our top film during the third quarter of fiscal 2017 was the R-rated film It (resulting in a higher percentage of higher-priced adult tickets sold), compared to our top film during the third quarter of fiscal 2016, which was the PG-rated family movie The Secret Life of Pets (resulting in a higher percentage of lower-priced children’s tickets sold). Conversely, the percentage of our total box office receipts attributable to 3D presentations decreased significantly during the third quarter and first three quarters of fiscal 2017 compared to the third quarter and first three quarters of fiscal 2016 due primarily to a reduced number of 3D films and weaker 3D performances from our top fiscal 2017 films, contributing to a lesser increase in our average ticket price during the fiscal 2017 periods than we might otherwise expect. We implemented modest price increases in October 2017 that we expect to favorably impact our average ticket price in future periods.

Our concession revenues at comparable theatres decreased during the third quarter and first three quarters of fiscal 2017 compared to the third quarter and first three quarters of fiscal 2016 due to decreased attendance during the fiscal 2017 periods, partially offset by an increase of 6.7% and 4.3%, respectively, in our average concession revenues per person. The increase in our average concession revenues per person contributed approximately $1.6 million and $3.6 million, respectively, to our comparable theatre concession revenues during the third quarter and first three quarters of fiscal 2017 compared to the third quarter and first three quarters of fiscal 2016.

A change in concession product mix, including increased sales of non-traditional food and beverage items from our increased number of Take Five LoungeSM, Zaffiro’s® Express and Reel Sizzle® outlets, as well as modest selected price increases that we introduced in November 2016, were the primary reasons for our increased average concession sales per person during the fiscal 2017 periods. We implemented modest price increases in October 2017 that are expected to favorably impact our average concession revenues per person in future periods, as will the anticipated opening of additional non-traditional food and beverage outlets in future periods.

Other revenues increased by $1.5 million and $7.0 million, respectively, during the third quarter and first three quarters of fiscal 2017 compared to the third quarter and first three quarters of fiscal 2016. Approximately $1.4 million and $3.9 million, respectively, of this increase related to the Marcus Wehrenberg theatres, including preshow advertising income, internet surcharge ticketing fees and rental income from the retail center described above. The remaining increases in other revenues during the first three quarters of fiscal 2017 was attributable to comparable theatres and was due primarily to an increase in preshow advertising income, internet surcharge ticketing fees and breakage on presold discounted tickets.

Total theatre attendance increased 4.6% and 19.7%, respectively, during the third quarter and first three quarters of fiscal 2017 compared to the third quarter and first three quarters of fiscal 2016. Excluding the Marcus Wehrenberg theatres, the new Country Club Hills, Illinois theatre, the new Shakopee, Minnesota theatre, the new BistroPlex and two legacy theatres that are no longer comparable to last year because their pricing policies were significantly changed as a result of the new theatres opened nearby, comparable theatre attendance decreased 17.4% and 4.4%, respectively, during the third quarter and first three quarters of fiscal 2017 compared to the fiscal 2016 periods, due primarily to a weaker film slate in the current year periods.

We believe a combination of several additional factors contributed to our above-described outperformance of the industry during the first three quarters of fiscal 2017. In addition to the $5 Tuesday promotion that continued to perform well, we believe our fiscal 2017 first three quarters attendance was favorably impacted by increased attendance at theatres that have added our spacious new DreamLoungerSM electric all-recliner seating, our proprietary UltraScreen DLX® and SuperScreen DLXSM PLF screens and our unique food and beverage outlets described above. We also believe that we are recognizing the benefits of our customer loyalty program, which now has approximately 2.4 million members.

The third quarter of fiscal 2017 started very poorly, with ten straight weeks of decreased attendance and box office receipts in July and August, before ending with three strong weeks in September. We were encouraged by the fact that our highest grossing film during the quarter was released during September, which has historically been one of the weakest periods for movie-going, as students return to school and the quality of films released tends to weaken. However, that fact also highlights the overall weaker quality of the films released during the preceding two months. We also believe that the particular mix of films during July 2017 was not as favorable to our Midwestern circuit as compared to the films released during July 2016. The top film during July 2016 was The Secret Life of Pets and this family-oriented film performed particularly well in our theatres compared to the rest of the nation, contributing to our comparative underperformance to the industry in July 2017 versus July 2016. In addition, historically in our Midwestern markets, rain on the weekends or very warm weather often has a favorable impact on theatre attendance. During July 2017, weekend weather in the markets in which we operate was, on average, not quite as warm as July 2016, nor did it have as many weekend days with rain as it did last year. Our past experience has been that people in the Midwest tend to enjoy outdoor activities when it’s dry on the weekend and not overly hot.

Our highest grossing films during the third quarter of fiscal 2017 included It, Spider-Man: Homecoming, Despicable Me 3, Dunkirk and War for the Planet of the Apes. The film slate during the third quarter of fiscal 2017 was weighted more towards strong blockbuster movies, as evidenced by the fact that our top five films during our fiscal 2017 third quarter accounted for 48% of our total box office results compared to 42% for the top five films during the third quarter of fiscal 2016, both expressed as a percentage of our total box office receipts for the period. We believe this increase in blockbuster films was more an indication of the lesser quality of the other films during the quarter than the quality of the top five films. Our film rental costs decreased during the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016, as generally the worse a particular film performs, the lesser the film rental cost tends to be as a percentage of box office receipts.

Film product for the fourth quarter of fiscal 2017 has, through the date of this report, produced box office results greater than the same period of fiscal 2016, and we believe we have returned to outperforming the industry during this period. Top performing films during this period have included It, Blade Runner 2049, Happy Death Day, Thor: Ragnarok and A Bad Moms Christmas. Film product scheduled to be released during the traditionally busy November and December time period appears quite promising, including films such as Murder on the Orient Express, Daddy’s Home 2, Justice League, Coco, Star Wars: The Last Jedi, Pitch Perfect 3 and Jumanji: Welcome to the Jungle. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We ended the first three quarters of fiscal 2017 with a total of 884 company-owned screens in 67 theatres and 11 managed screens in two theatres, compared to 659 company-owned screens in 51 theatres and 11 managed screens in two theatres at the end of the first three quarters of fiscal 2016. In addition to the previously described new theatres opened and acquired during 2016, in April 2017, we opened our new 10-screen Southbridge Crossing Cinema in Shakopee, Minnesota. This state-of-the-art theatre includes DreamLounger recliner seating in all auditoriums, two UltraScreen DLX auditoriums, as well as a Take Five Lounge and Zaffiro’s Express outlet. On June 30, 2017, the first day of our fiscal 2017 third quarter, we opened our first stand-alone all in-theatre dining location, branded BistroPlex and located in Greendale, Wisconsin. This new theatre features eight in-theatre dining auditoriums with DreamLounger recliners, including two SuperScreen DLX auditoriums, plus a separate full-service Take Five Lounge. We have announced plans to further expand this concept, including a new location in Brookfield, Wisconsin. Construction is expected to begin on this new location in 2018.

During the first three quarters of fiscal 2017, we completed the addition of DreamLounger recliner seating at nine more existing theatres, including two theatres (one of which was a Marcus Wehrenberg theatre) completed late in our fiscal 2017 third quarter, increasing our industry-leading percentage of first-run auditoriums with recliner seating to 66% for legacy Marcus theatres and 56% when including the theatres we acquired in the Wehrenberg acquisition. In late October 2017, we completed the addition of DreamLounger recliner seating to four more existing theatres (including three Marcus Wehrenberg theatres) and we are currently in the process of converting two additional Marcus Wehrenberg theatres to all-DreamLounger recliner seating, with expected completion late in the fourth quarter of fiscal 2017 or early in the first quarter of fiscal 2018.

We opened one new Zaffiro’s Express outlet during the third quarter of fiscal 2017 and expect to open two new Zaffiro’s Express outlets, three new Take Five Lounge outlets and two Reel Sizzle outlets during the fourth quarter of fiscal 2017. We also converted one existing traditional UltraScreen to an UltraScreen DLX auditorium and three existing screens to SuperScreen DLX auditoriums during the third quarter of fiscal 2017 and converted one additional existing traditional UltraScreen to an UltraScreen DLX auditorium and two existing screens to SuperScreen DLX auditoriums early in the fourth quarter of fiscal 2017. We expect to convert one existing Wehrenberg-branded PLF screen to an UltraScreen DLX and up to six additional existing screens to SuperScreen DLX auditoriums during the fourth quarter of fiscal 2017. We closed and sold one eight-screen budget-oriented theatre during the fiscal 2017 second quarter. On the first day of our fiscal 2017 third quarter, we converted an existing 12-screen first-run theatre to a budget-oriented theatre.

Hotels and Resorts

The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the third quarter and first three quarters of fiscal 2017 and fiscal 2016 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2017	F2016	Amt.	Pct.	F2017	F2016	Amt.	Pct.
Revenues	$63.9	$62.6	$1.3	2.0%	$169.1	$165.9	$3.2	2.0%
Operating income	9.6	10.6	(1.0)	-9.3%	12.7	15.1	(2.4)	-15.8%
Operating margin (% of revenues)	15.1%	17.0%			7.5%	9.1%

Hotels and resorts division revenues increased 2.0% during the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 due primarily to increased food and beverage revenues from our new SafeHouse restaurant and bar in Chicago, Illinois that we opened on March 1, 2017, and a small increase in room revenues at our existing company-owned hotels due to our addition of 29 new all-season villas at the Grand Geneva Resort & Spa in May 2017. Hotels and resorts division revenues increased 2.0% during the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016 due to increased food and beverage revenues from the SafeHouse Chicago, increased room revenues at our existing company-owned hotels and increased other revenues from our EscapeHouse Chicago and our in-house web design and laundry businesses, partially offset by a small decrease in management fee revenues.

Hotels and resorts division operating income decreased by 9.3% during the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 due primarily to the impact of a small decrease in revenue per available room (RevPAR) at our existing company-owned hotels and start-up operating losses at our new SafeHouse Chicago. Hotels and resorts division operating income decreased by 15.8% during the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016 due entirely to preopening expenses and startup operating losses related to the new SafeHouse Chicago and a reduction in profits from our management business, due in part to a small one-time favorable adjustment during the prior year period. Excluding these two items, operating income for our hotels and resorts division during the first three quarters of fiscal 2017 was essentially equal to operating income during the first three quarters of fiscal 2016.

Our operating margin during the third quarter and first three quarters of fiscal 2017 was 15.1% and 7.5%, respectively, compared to an operating margin of 17.0% and 9.1%, respectively, during the third quarter and first three quarters of fiscal 2016. Excluding the SafeHouse Chicago and management business profits from both years, our comparable hotels and resorts division operating income decreased 5.5% and 0.8%, respectively, during the third quarter and first three quarters of fiscal 2017 compared to the third quarter and first three quarters of fiscal 2016. Excluding these same items, our operating margin during the third quarter and first three quarters of fiscal 2017 was 14.7% and 7.4%, respectively, compared to an operating margin of 15.6% and 7.6%, respectively, during the third quarter and first three quarters of fiscal 2016.

The following table sets forth certain operating statistics for the third quarter and first three quarters of fiscal 2017 and fiscal 2016, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	Third Quarter(1)					First Three Quarters(1)
			Variance					Variance
	F2017	F2016	Amt.		Pct.	F2017	F2016	Amt.		Pct.
Occupancy pct.	82.0%	82.1%	-0.1	pts	-0.1%	76.2%	75.8%	0.4	pts	0.5%
ADR	$164.47	$165.05	$(0.58)		-0.4%	$149.75	$149.80	$(0.05)		-%
RevPAR	$134.85	$135.45	$(0.60)		-0.4%	$114.05	$113.53	$0.52		0.5%

(1)	These operating statistics represent averages of our eight distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at three of our eight company-owned properties during the third quarter and first three quarters of fiscal 2017 compared to the third quarter and first three quarters of fiscal 2016. According to data received from Smith Travel Research and compiled by us in order to evaluate our results for the third quarter and first three quarters of fiscal 2017, comparable “upper upscale” hotels throughout the United States experienced a decrease in RevPAR of 0.4% during our fiscal 2017 third quarter and an increase of 1.0% during our fiscal 2017 first three quarters compared to our fiscal 2016 first three quarters. Data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced a decrease in RevPAR of 4.8% and 4.2%, respectively, during our fiscal 2017 third quarter and first three quarters compared to our fiscal 2016 third quarter and first three quarters.

We believe our RevPAR decrease during the third quarter of fiscal 2017 was due in large part to reduced group business compared to the third quarter of fiscal 2016. A particular challenge during the fiscal 2017 third quarter was a decrease in group sales productivity in which an unusually high number of groups contributed less actual rooms sold than were originally booked. The reduction in group business during the fiscal 2017 periods also resulted in small decreases in our food and beverage revenues at comparable hotels compared the same periods in fiscal 2016. As noted above, despite these challenges in group business, our change in RevPAR outperformed our competitive sets during both the third quarter and first three quarters of fiscal 2017 by 4.4 and 4.7 percentage points, respectively, as we had success replacing some of the decline in group business with an increase in non-group business.

Looking to future periods, as of the date of this report, we are encouraged by the fact that our group room revenue bookings for the remaining period in fiscal 2017 and for fiscal 2018 - something commonly referred to in the hotels and resorts industry as “group pace” - is running ahead of our group room revenue bookings for future periods last year at this time. Banquet and catering revenue pace for the remainder of fiscal 2017 has also increased compared to last year at this time.

Our ADR decreased during the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016, despite our addition in May 2017 of 29 new all-season villas at the Grand Geneva Resort & Spa. These new higher-priced units contributed to an increase in our ADR at that property. Due to the challenges in group productivity during the fiscal 2017 third quarter, we elected to accept a lower ADR in some situations to obtain additional non-group business. Our very small decrease in ADR during the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016 was due in part to the fact that, during our fiscal 2017 first quarter, our focus was on increasing occupancy, often at the expense of ADR (it is generally more difficult to increase ADR during our slower winter season, as overall occupancy is at its lowest). Three of our eight company-owned hotels reported increased ADR during the third quarter and first three quarters of fiscal 2017 compared to the third quarter and first three quarters of fiscal 2016.

We continue to expect to report changes in RevPAR that generally track or exceed the overall industry and local market trends in future periods. As we noted in prior reports, the pace of the lodging industry’s growth slowed during the second half of fiscal 2016. Group business remains one of the most important segments for several of our hotels and also has an impact on our ADR. Typically, when we have substantial blocks of rooms committed to group business, we are able to raise rates with non-group business. Many reports published by those who closely follow the hotel industry suggest that the United States lodging industry will continue to achieve slightly slower but steady growth in RevPAR during the remainder of calendar 2017 and into calendar 2018. Whether the current trends in the hotel industry as a whole continue depends in large part on the economic environment in which we operate, as hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product. We also continue to monitor hotel supply in our markets, as increased supply without a corresponding increase in demand may have a negative impact on our results.

We believe that our hotels and resorts division operating results will continue to benefit in future periods from the new villas at the Grand Geneva Resort & Spa. In addition, the Omaha Marriott Downtown at The Capitol District in Omaha, Nebraska, a new hotel that we manage and in which we hold a minority interest, opened on August 8, 2017, and initial guest response to this hotel has been favorable. In addition, in September 2017, we assumed management of the Sheraton Chapel Hill Hotel in Chapel Hill, North Carolina, which will favorably impact our revenues derived from management fees. Conversely, it is possible that our new SafeHouse Chicago restaurant may continue to have some negative impact on our hotels and resorts division operating results during the next two quarters as that new property continues to increase patronage and ramp up operating efficiencies.

Early in the second quarter of fiscal 2017, we ceased management of the Sheraton Madison Hotel in Madison, Wisconsin and sold our 15% minority ownership interest in the property for a small gain. We do not expect this transaction to significantly impact our fiscal 2017 operating results. Early in the fourth quarter of fiscal 2017, we ceased management of The Westin® Atlanta Perimeter North in Atlanta, Georgia and sold our 11% minority interest in the property for a substantial gain. Although the loss of management fees from this hotel will have a slight negative impact on future operating results, we expect the gain from this transaction to positively impact pre-tax earnings by over $4.5 million during the fourth quarter of fiscal 2017.

We continue to explore opportunities to monetize other selected existing owned hotels in the future. We will consider many factors as we actively review opportunities to execute this strategy, including income tax considerations, the ability to retain management, pricing and individual market considerations. Our execution of this strategy is also dependent upon a favorable hotel transactional market, over which we have limited control. In addition, we have a number of potential growth opportunities that we are currently evaluating. The timing and nature of the opportunities may vary and include pure management contracts, management contracts with equity, and joint venture investments.

In October 2017, Joe Khairallah submitted his resignation as division President and Chief Operating Officer of Marcus Hotels and Resorts to pursue global opportunities. We are grateful for his contributions to our company during the past four years. Greg Marcus will assume operational oversight of this division as we evaluate our future leadership needs, supported by a strong and experienced senior leadership team.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously-noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $64 million of unused credit lines as of the end of our fiscal 2017 third quarter, will be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2017.

Financial Condition

Net cash provided by operating activities totaled $50.9 million during the first three quarters of fiscal 2017, compared to $44.8 million during the first three quarters of the fiscal 2016. The increase of $6.1 million in net cash provided by operating activities was due primarily to increased net earnings and depreciation and amortization and the favorable timing in the payment of accounts payable and taxes other than income, partially offset by the change in deferred taxes and the unfavorable timing in the collection of accounts and notes receivable and in the payment of accrued compensation during the first three quarters of fiscal 2017.

Net cash used in investing activities during the first three quarters of fiscal 2017 totaled $84.6 million, compared to $40.3 million during the first three quarters of fiscal 2016. A significant contributor to the increase in net cash used in investing activities was a $12.5 million decrease in restricted cash during the first three quarters of fiscal 2016. When we sold the Hotel Phillips in October 2015, the majority of the cash proceeds were held by an intermediary in conjunction with an anticipated Internal Revenue Code §1031 like-kind exchange whereby we planned to subsequently purchase other real estate in order to defer the related tax gain on sale of the hotel. During the first three quarters of fiscal 2016, we successfully reinvested the proceeds in additional real estate within the prescribed time period and we received the cash held by the intermediary, thereby reducing restricted cash.

The increase in net cash used in investing activities was also the result of an increase in capital expenditures, partially offset by an increase in net proceeds from disposals of property, equipment and other assets. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $87.3 million during the first three quarters of fiscal 2017 compared to $58.1 million during the first three quarters of fiscal 2016. Approximately $23.5 million and $17.1 million, respectively, of our capital expenditures during the first three quarters of fiscal 2017 and fiscal 2016 were related to real estate purchases and new theatre development costs described above. We did not incur any acquisition-related capital expenditures during the first three quarters of fiscal 2017 or the first three quarters of fiscal 2016.

Fiscal 2017 first three quarters cash capital expenditures included approximately $69.5 million incurred in our theatre division, including the new theatre development costs described above and costs associated with our addition of DreamLounger recliner seating, UltraScreen DLX and SuperScreen DLX auditorium conversions and new Zaffiro’s Express, Take Five Lounge and Reel Sizzle outlets to existing theatres. We also incurred capital expenditures in our hotels and resorts division during the first three quarters of fiscal 2017 of approximately $17.5 million, including costs associated with the development of our new SafeHouse Chicago location, our development of new villas at the Grand Geneva Resort & Spa described above and various maintenance capital projects at our owned hotels and resorts. Fiscal 2016 first three quarters cash capital expenditures included approximately $49.5 million incurred by our theatre division, including costs associated with our addition of DreamLounger recliner seating, new UltraScreen DLX and SuperScreen DLX auditoriums and new Zaffiro’s Express, Take Five Lounge and Reel Sizzle outlets to existing theatres, as well as new theatre costs noted above. We also incurred capital expenditures in our hotels and resorts division during the first three quarters of fiscal 2016 of approximately $8.4 million, including costs associated with the renovation of the SafeHouse Milwaukee and Skirvin Hilton.

Net cash provided by financing activities during the first three quarters of fiscal 2017 totaled $37.0 million compared to net cash used in financing activities of $5.3 million during the first three quarters of fiscal 2016. We used excess cash during both periods to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, we added $254.0 million of new short-term borrowings and we made $236.5 million of repayments on short-term borrowings during the first three quarters of fiscal 2017 (net increase in borrowings on our credit facility of $17.5 million). In conjunction with the execution of a new credit agreement in June 2016, we also paid all outstanding borrowings under our old revolving credit facility and replaced them with borrowings under our new revolving credit facility during the first three quarters of fiscal 2016. As a result, we added $250.2 million of new short-term borrowings and we made $191.2 million of repayments on short-term borrowings during the first three quarters of fiscal 2016 (net increase in borrowings on our credit facility of $59.0 million).

We received proceeds from the issuance of long-term debt totaling $65.0 million during the first three quarters of fiscal 2017, including the proceeds from our issuance of $50 million of senior notes in February 2017. In addition, we repaid a mortgage note that matured in January 2017 with a balance of $24.2 million as of December 29, 2016 during the first three quarters of fiscal 2017 and replaced it with borrowings under our revolving credit facility and the issuance of a $15.0 million mortgage note bearing interest at LIBOR plus 2.75%, requiring monthly principal and interest payments and maturing in fiscal 2020. We made principal payments on long-term debt totaling $35.9 million during the first three quarters of fiscal 2017 (including the mortgage note repayment described above) compared to payments of $51.9 million during the first three quarters of fiscal 2016. Fiscal 2016 repayments included our repayment of a $37.2 million term loan from our prior credit agreement. Our debt-to-capitalization ratio (excluding our capital lease obligations) was 0.44 at September 28, 2017 and 0.42 at December 29, 2016.

We repurchased approximately 29,000 shares of our common stock for approximately $850,000 in conjunction with the exercise of stock options during the first three quarters of fiscal 2017, compared to 331,000 shares repurchased for approximately $6.3 million in the open market or in conjunction with the exercise of stock options during the first three quarters of fiscal 2016. As of September 28, 2017, approximately 2.9 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. We expect that we will execute any future repurchases on the open market or in privately-negotiated transactions, depending upon a number of factors, including prevailing market conditions.

We made dividend payments during the first three quarters of fiscal 2017 totaling $10.1 million compared to dividend payments of $9.0 million during the first three quarters of fiscal 2016. The increase in dividend payments was the result of an 11.1% increase in our regular quarterly dividend payment initiated in March 2017. During the first three quarters of fiscal 2016, we made distributions to noncontrolling interests of $448,000, compared to none during the first three quarters of fiscal 2017.

We believe our total capital expenditures for fiscal 2017 will approximate $105-$115 million, barring our pursuance of any growth opportunities that could arise in the remaining months and depending upon the timing of our payments on several of the various projects incurred by our two divisions. Some of our payments on projects undertaken during fiscal 2017 may carry over to fiscal 2018. The actual timing and extent of the implementation of all of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends, and the availability of attractive opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.

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

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2016. No material change to such risk factors has occurred during the 39 weeks ended September 28, 2017.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
June 30 – July 27	1,532	$29.55	1,532	2,888,094
July 28 – August 31	—	—	—	2,888,094
September 1 – September 28	18,672	27.64	18,672	2,869,422
Total	20,204	$27.78	20,204	2,869,422

(1)	Through September 28, 2017, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of September 28, 2017, we had repurchased approximately 8.8 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from The Marcus Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: November 7, 2017	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: November 7, 2017	By:	/s/ Douglas A. Neis
Douglas A. Neis
Chief Financial Officer and Treasurer

S-1