Form 10-K
period 2017-12-28
MARCUS CORP
filed 2018-03-13
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2017

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the registrant’s common equity held by non-affiliates as of June 29, 2017 was approximately $546,520,582. This value includes all shares of the registrant’s common stock, except for treasury shares and shares beneficially owned by the registrant’s directors and executive officers listed in Part I below.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding at February 28, 2018 – 19,381,112

Class B common stock outstanding at February 28, 2018 – 8,525,485

Portions of the registrant’s definitive Proxy Statement for its 2018 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year, will be incorporated by reference into Part III to the extent indicated therein upon such filing.

PART I

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K and the accompanying annual report to shareholders, particularly in the Shareholders’ Letter and Management’s Discussion and Analysis, are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division, as well as other industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (2) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (3) the effects on our occupancy and room rates of the relative industry supply of available rooms at comparable lodging facilities in our markets; (4) the effects of competitive conditions in our markets; (5) our ability to achieve expected benefits and performance from our strategic initiatives and acquisitions; (6) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, impairment losses, and preopening and start-up costs due to the capital intensive nature of our businesses; (7) the effects of weather conditions, particularly during the winter in the Midwest and in our other markets; (8) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; (9) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States or other incidents of violence in public venues such as hotels and movie theatres; and (10) a disruption in our business and reputational and economic risks associated with civil securities claims brought by shareholders. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-K and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.	Business.

General

We are engaged primarily in two business segments: movie theatres and hotels and resorts.

As of December 28, 2017, our theatre operations included 69 movie theatres with 895 screens throughout Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota and Ohio, including two movie theatres with 11 screens in Wisconsin and Nebraska owned by third parties and managed by us. We also operate a family entertainment center, Funset Boulevard, that is adjacent to one of our theatres in Appleton, Wisconsin, and own the Ronnie’s Plaza retail outlet in St. Louis, Missouri, an 84,000 square foot retail center featuring 21 shops and other businesses to which we lease retail space. As of the date of this Annual Report, we are the 4th largest theatre circuit in the United States.

As of December 28, 2017, our hotels and resorts operations included eight wholly-owned or majority-owned and operated hotels and resorts in Wisconsin, Illinois, Nebraska and Oklahoma. We also managed 10 hotels, resorts and other properties for third parties in Wisconsin, California, Minnesota, Nevada, North Carolina and Texas. As of December 28, 2017, we owned or managed approximately 4,841 hotel and resort rooms.

Both of these business segments are discussed in detail below. For information regarding the revenues, operating income or loss, assets and certain other financial information of these segments for the last three full fiscal years and for our Transition Period ended December 31, 2015, please see our Consolidated Financial Statements and the accompanying Note 12 in Part II below.

Fiscal Year

In October 2015, we elected to change our fiscal year from the last Thursday in May to the last Thursday in December. As a result, on March 15, 2016, we filed a Transition Report on Form 10-K for the transition period beginning on May 29, 2015 and ended December 31, 2015, which we refer to in this Annual Report as the “Transition Period.” We refer in this Annual Report to the period beginning on December 30, 2016 and ended December 28, 2017 as “fiscal 2017.” We refer in this Annual Report to the period beginning on January 1, 2016 and ended December 29, 2016 as “fiscal 2016.” We refer in this Annual Report to the period beginning on May 30, 2014 and ended on May 28, 2015 as “fiscal 2015,” and the period beginning on May 31, 2013 and ended on May 29, 2014 as “fiscal 2014.” In this Annual Report, we compare (1) audited financial results for fiscal 2017 and fiscal 2016; (2) financial results for fiscal 2016, which are audited, with the financial results for the 53-week period ended December 31, 2015, which are unaudited; (3) financial results for the Transition Period, which are audited, with financial results for the 30-week period ended December 25, 2014, which are unaudited; and (4) as applicable, audited financial results for fiscal 2015 and fiscal 2014.

Strategic Plans

Please see our discussion under “Current Plans” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Theatre Operations

At the end of fiscal 2017, we owned or operated 69 movie theatre locations with a total of 895 screens in Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota and Ohio. We averaged 13.0 screens per location at the end of fiscal 2017, compared to 13.0 screens per location at the end of fiscal 2016, 12.6 screens per location at the end of the Transition Period, and 12.4 screens per location at the end of fiscal 2015. Included in the fiscal 2017, fiscal 2016, Transition Period and fiscal 2015 totals are two theatres with 11 screens that we manage for other owners. Our 67 company-owned facilities include 47 megaplex theatres (12 or more screens), representing approximately 80% of our total screens, 19 multiplex theatres (two to 11 screens) and one single-screen theatre. At the end of fiscal 2017, we operated 866 first-run screens, 11 of which we operated under management contracts, and 29 budget-oriented screens.

We invested over $275 million to further enhance the movie-going experience and amenities in new and existing theatres over the last four and one-half calendar years, with more investments planned for fiscal 2018. These investments include:

New theatres. Late in our fiscal 2015 fourth quarter, we opened a theatre in Sun Prairie, Wisconsin, the Marcus Palace Cinema. Replacing an existing nearby theatre in Madison, Wisconsin, this new 12-screen theatre has exceeded our expectations, and we opened two additional screens at this location during the fourth quarter of fiscal 2016. In April 2017, we opened our new 10-screen Southbridge Crossing Cinema in Shakopee, Minnesota. This state-of-the-art theatre includes DreamLoungerSM recliner seating in every auditorium, two UltraScreen DLX® auditoriums, a Zaffiro’s® Express and a Take FiveSM Lounge. On June 30, 2017, we opened our first stand-alone all in-theatre dining location, branded BistroPlexSM, in Greendale, Wisconsin. This new theatre features eight in-theatre dining auditoriums with DreamLounger recliners, including two SuperScreen DLX® auditoriums, plus a separate full-service Take Five Lounge. We have announced plans to further expand this concept, including a new location in Brookfield, Wisconsin. Construction is expected to begin on this new location in 2018. In addition, we are looking for additional sites for potential new theatre locations in both new and existing markets.

Theatre acquisitions. We believe acquisitions of existing theatres or theatre circuits is also a viable growth strategy for us. In April 2016, we purchased a closed 16-screen theatre in Country Club Hills, Illinois, which is now our sixth theatre in the greater Chicago area, building on our strong presence in the Chicago southern suburbs. The purchase was part of an Internal Revenue Code §1031 like-kind exchange in which the tax gain from our October 2015 sale of the real estate related to the Hotel Phillips was deferred by reinvesting the applicable proceeds in replacement real estate within a prescribed time period. We opened the newly renovated theatre early in the fourth quarter of fiscal 2016. The renovation added DreamLounger recliner seating to all auditoriums, added one UltraScreen DLX auditorium and two SuperScreen DLX auditoriums, as well as a Take Five Lounge and Reel Sizzle® outlet. In December 2016, we acquired the assets of Wehrenberg Theatres® (which we refer to as Wehrenberg or Marcus Wehrenberg), a family-owned and operated theatre circuit based in St. Louis, Missouri with 197 screens at 14 locations in Missouri, Iowa, Illinois and Minnesota. This acquisition increased our total number of screens by 29%. The movie theatre industry is very fragmented, with approximately 50% of United States screens owned by the three largest theatre circuits and the other 50% owned by approximately 800 smaller operators, making it very difficult to predict when acquisition opportunities may arise. We have engaged third-party assistance to actively help us seek additional acquisitions in the future. We do not believe that we are geographically constrained, and we believe that we may be able to add value to certain theatres through our various proprietary amenities and operating expertise.

DreamLounger recliner additions. These luxurious, state-of-the-art recliners allow guests to go from upright to a full-recline position in seconds. These seat changes require full auditorium remodels to accommodate the necessary 84 inches of legroom, resulting in the loss of approximately 50% of the existing traditional seats in an average auditorium. To date, the addition of DreamLoungers has significantly increased attendance at each of our applicable theatres, outperforming nearby competitive theatres as well as growing the overall market attendance in most cases. In addition to the two new theatres described above, we added DreamLounger recliner seats to 15 more theatres during fiscal 2017 (including six Marcus Wehrenberg theatres). As a result, as of December 28, 2017, we offered all DreamLounger recliner seating in 39 theatres, representing approximately 61% of our company-owned, first-run theatres (including the Marcus Wehrenberg theatres). Including our premium, large format (PLF) auditoriums with recliner seating, as of December 28, 2017, we offered our DreamLounger recliner seating in approximately 65% of our company-owned, first-run screens (including the Marcus Wehrenberg screens), a percentage we believe to be the highest among the largest theatre chains in the nation. Currently, seven Marcus Wehrenberg theatres offer recliner seating in all of its auditoriums. We are currently completing the addition of DreamLounger recliner seats to three more theatres (including two Marcus Wehrenberg theatres) and evaluating opportunities to add our DreamLounger premium seating to five to seven additional theatres during the second half of fiscal 2018, including two Marcus Wehrenberg theatres. As a result, by the end of fiscal 2018, our percentage of total company-owned, first-run screens with DreamLounger recliner seating may be more than 75%.

UltraScreen DLX and SuperScreen DLX (DreamLounger eXperience) conversions. We introduced one of the first PLF presentations to the industry when we rolled out our proprietary UltraScreen® concept in 1999. During fiscal 2014, we introduced our UltraScreen DLX concept by combining our premium, large-format presentation with DreamLounger recliner seating and Dolby® Atmos™ immersive sound to elevate the movie-going experience for our guests. During fiscal 2017, we opened two new UltraScreen DLX auditoriums at our new theatre in Minnesota and two new SuperScreen DLX auditoriums at our new BistroPlex theatre in Wisconsin, completed conversion of two traditional UltraScreens and one existing Wehrenberg-branded PLF screen to UltraScreen DLX auditoriums at existing theatres in Wisconsin and Missouri, and converted 16 additional screens to SuperScreen DLX auditoriums at ten existing theatres in six states (including 11 Marcus Wehrenberg screens). Several of our new PLF screens in fiscal 2017 included the added feature of heated DreamLounger recliner seats. As of December 28, 2017, we had 28 UltraScreen DLX auditoriums, one traditional UltraScreen auditorium and 43 SuperScreen DLX auditoriums (a slightly smaller screen than an UltraScreen but with the same DreamLounger seating and Dolby Atmos sound) at our theatre locations. Three of the acquired Marcus Wehrenberg theatres feature IMAX® PLF screens. We currently offer at least one PLF screen in approximately 69% of our first-run, company-owned theatres (including the Marcus Wehrenberg theatres) – once again a percentage we believe to be the highest percentage among the largest theatre chains in the nation. Our PLF screens generally have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens, and we charge a premium price to our guests for this experience. We are currently evaluating opportunities to convert two additional screens at two existing theatres to UltraScreen DLX and SuperScreen DLX auditoriums during fiscal 2018, in addition to two new UltraScreen DLX auditoriums planned for a third existing theatre.

Signature cocktail and dining concepts. We have continued to further enhance our food and beverage offerings within our existing theatres. We believe our 50-plus years of food and beverage experience in the hotel and restaurant businesses provides us with a unique advantage and expertise that we can leverage to further grow revenues in our theatres. The concepts we are expanding include:

i	Take Five Lounge and Take Five Express – these full-service bars offer an inviting atmosphere and a chef-inspired dining menu, along with a complete selection of cocktails, locally-brewed beers and wines. We opened five new Take Five Lounge outlets in fiscal 2017, including two outlets opened at new theatres described above. In addition, two Marcus Wehrenberg theatres offer a lounge concept, one of which was converted to a Take Five Lounge during fiscal 2017. As of December 28, 2017, we offered bars at 26 theatres, representing approximately 41% of our company-owned, first-run theatres (including the Marcus Wehrenberg theatres). We are currently evaluating opportunities to add bar service to additional theatres during fiscal 2018.
i	Zaffiro’s Express – these outlets offer lobby dining that includes appetizers, sandwiches, salads, desserts and our signature Zaffiro’s THINCREDIBLE® handmade thin-crust pizza. In select locations without a Take Five Lounge outlet, we offer beer and wine at the Zaffiro’s Express outlet. We opened four new Zaffiro’s Express outlets during fiscal 2017, increasing our number of theatres with this concept to 26 as of December 28, 2017, representing approximately 41% of our company-owned, first-run theatres (including the Marcus Wehrenberg theatres). We also operate three Zaffiro’s Pizzeria and Bar full-service restaurants. We are currently evaluating opportunities to add two additional Zaffiro’s Express outlets during fiscal 2018.
i	Reel Sizzle – our newest signature dining concept serves menu items inspired by classic Hollywood and the iconic diners of the 1950s. We offer Americana fare like burgers and chicken sandwiches prepared on a griddle behind the counter, along with chicken tenders, crinkle cut fries, ice cream and signature shakes. As of December 28, 2017, we operated seven Reel Sizzle outlets, including two that we opened during fiscal 2017, and we are evaluating additional opportunities to add Reel Sizzle outlets to existing theatres in the future.
i	We also operate one Hollywood Café at an existing theatre and four of the Marcus Wehrenberg theatres offer in-lobby dining concepts, operating under names such as Fred’s Drive-In or Five Star. Including these additional concepts, as of December 28, 2017, we offered one or more in-lobby dining concepts in 36 theatres, representing approximately 56% of our company-owned, first-run theatres (including the Marcus Wehrenberg theatres).
i	Big Screen Bistro – this concept offers full-service, in-theatre dining with a complete menu of drinks and chef-prepared salads, sandwiches, entrées and desserts. Including two Marcus Wehrenberg theatres that had proprietary in-theatre dining concepts converted to Big Screen Bistro concepts during fiscal 2017, one Marcus Wehrenberg theatre offering in-theatre dining under the name Five Star and the eight-screen new BistroPlex theatre described above, we currently offer in-theatre dining at ten theatres in 37 total auditoriums (including one theatre and five screens managed for another owner), representing approximately 14% of our company-owned, first-run theatres (including the Marcus Wehrenberg theatres). We will continue to evaluate additional opportunities to expand our in-theatre dining concepts in the future.

We rolled out a “$5 Tuesday” promotion at every theatre in our circuit in mid-November 2013. Coupled with a free 44-oz popcorn for everyone for the first five months of the program (subsequently offered only to our loyalty program members) and an aggressive marketing campaign, our goal was to increase overall attendance by reaching mid-week value customers who may have reduced their movie-going frequency or stopped going to the movies because of price. We have seen our Tuesday attendance increase dramatically since the introduction of the $5 Tuesday promotion. We believe this promotion has created another “weekend” day for us, without adversely impacting the movie-going habits of our regular weekend customers. The newly-acquired Wehrenberg theatres previously offered a discounted price on Tuesday nights, but we immediately introduced our $5 Tuesday promotion with the free popcorn for loyalty members upon acquiring the theatres and have experienced an increase in Tuesday performance at these theatres as a result. We also offer a “$6 Student Thursday” promotion at 36 locations that has been well received by that particular customer segment.

We launched a new, what we believe to be best-in-class, customer loyalty program called Magical Movie RewardsSM on March 30, 2014. Designed to enhance the movie-going experience for our customers, the response to this program has exceeded our expectations. We currently have approximately 2.6 million members enrolled in the program. Approximately 45% of all transactions in our theatres during fiscal 2017 were completed by registered members of the loyalty program. The program allows members to earn points for each dollar spent and access special offers available only to members. The rewards are redeemable at the box office, concession stand or at the many Marcus Theatres food and beverage venues. In addition, we have partnered with Movio, a global leader in data analysis for the cinema industry, to allow more targeted communication with our loyalty members. The software provides us with insight into customer preferences, attendance habits and general demographics, which will help us deliver customized communication to our members. In turn, members of this program can enjoy and plan for a more personalized movie-going experience. The program also gives us the ability to cost effectively promote non-traditional programming and special events, particularly during non-peak time periods. We believe that this will result in increased movie-going frequency, more frequent visits to the concession stand, increased loyalty to Marcus Theatres and ultimately, improved operating results. The acquired Wehrenberg theatres offered a loyalty program to their customers that had approximately 200,000 members. We converted these members to our Magical Movie Rewards program during fiscal 2017.

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

Revenues for the theatre business, and the motion picture industry in general, are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. Consistent with prior periods in which blockbusters accounted for a significant portion of our total box office receipts, our top 15 performing films accounted for 41% of our fiscal 2017 box office receipts, compared to 43% during fiscal 2016. The following five fiscal 2017 films accounted for nearly 20% of our total box office and produced the greatest box office receipts for our circuit: Star Wars: The Last Jedi, Beauty and the Beast, Guardians of the Galaxy Vol. 2, It and Wonder Woman.

We obtain our films from several national motion picture production and distribution companies, and we are not dependent on any single motion picture supplier. Our booking, advertising, concession purchases and promotional activities are handled centrally by our administrative staff.

We strive to provide our movie patrons with high-quality picture and sound presentation in clean, comfortable, attractive and contemporary theatre environments. All of our movie theatre complexes feature digital cinema technology; either digital sound, Dolby or other stereo sound systems; acoustical ceilings; side wall insulation; engineered drapery folds to eliminate sound imbalance, reverberation and distortion; tiled floors; cup-holder chair-arms; and computer-controlled heating, air conditioning and ventilation. We offer stadium seating, a tiered seating system that permits unobstructed viewing, at substantially all of our first-run screens. Computerized box offices permit all of our movie theatres to sell tickets in advance. Our theatres are accessible to persons with disabilities and provide wireless headphones for hearing-impaired moviegoers. Other amenities at certain theatres include touch-screen, computerized, self-service ticket kiosks, which simplify advance ticket purchases. We have an agreement to allow moviegoers to buy tickets on Fandango, the largest online ticket-seller. We have enhanced our web site and our mobile ticketing capabilities and added the Magical Movie Rewards loyalty program to our downloadable Marcus Theatres mobile application.

We have a master license agreement with a subsidiary of Cinedigm Digital Cinema Corp. to deploy digital cinema systems in the majority of our company-owned theatre locations. Under the terms of the agreement, Cinedigm’s subsidiary purchased the digital projection systems and licensed them to us under a long-term arrangement. The costs to deploy this new technology are being covered primarily through the payment of virtual print fees from studios to our selected implementation company, Cinedigm. Our goals from digital cinema included delivering an improved film presentation to our guests, increasing scheduling flexibility, providing a platform for additional 3D presentations as needed, as well as maximizing the opportunities for alternate programming that may be available with this technology. As of December 28, 2017, we had the ability to offer digital 3D presentations in 259, or approximately 31%, of our first-run screens, including the vast majority of our UltraScreens. We have the ability to increase the number of digital 3D capable screens we offer to our guests in the future as needed, based on the number of digital 3D films anticipated to be released during future periods and our customers’ response to these 3D releases.

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

Hotels and Resorts Operations

Owned and Operated Hotels and Resorts

The Pfister® Hotel

We own and operate The Pfister Hotel, which is located in downtown Milwaukee, Wisconsin. The Pfister Hotel is a full-service luxury hotel and has 307 guest rooms (including 71 luxury suites), two restaurants, three cocktail lounges and a 275-car parking ramp. The Pfister also has 25,000 square feet of banquet and convention facilities. The Pfister’s banquet and meeting rooms accommodate up to 3,000 people, and the hotel features two large ballrooms, including one of the largest ballrooms in the Milwaukee metropolitan area, with banquet seating for 900 people. A portion of The Pfister’s first-floor space is leased for retail use. In fiscal 2018, we will be celebrating The Pfister’s 125th anniversary. In February 2018, The Pfister Hotel earned its 42nd consecutive AAA Four Diamond Award from the American Automobile Association, which represents every year the award has been in existence. In October 2017, The Pfister was recognized as a top hotel in the Midwest in Condé Nast Traveler’s Readers’ Choice Awards. The Pfister Hotel was also named among the top five Best Hotels in Wisconsin by U.S. News & World Report for 2017. In August 2017, TripAdvisor awarded The Pfister the TripAdvisor® 2017 Certificate of Excellence. The Pfister is a member of Preferred Hotels and Resorts, an organization of independent luxury hotels and resorts, and Historic Hotels of America. The Pfister has a signature restaurant named the Mason Street Grill, as well as a state-of-the-art WELL Spa® + Salon. In May 2013, we completed a renovation of the 23rd floor of this historic hotel that included an exclusive Pfister VIP Club Lounge and a high-tech executive boardroom. In May 2014, we completed a renovation of the 176-room modern tower of The Pfister. As part of the renovation, we introduced two new club floors with added personalized conveniences and services that include access to the new Pfister VIP Club Lounge.

The Hilton Milwaukee City Center

We own and operate the 729-room Hilton Milwaukee City Center. Several aspects of Hilton’s franchise program have benefited this hotel, including Hilton’s international centralized reservation and marketing system, advertising cooperatives and frequent stay programs. The hotel has two cocktail lounges, three restaurants and an 870-car parking ramp. Directly connected to the Wisconsin Center convention facility by skywalk, the hotel offers more than 30,000 square feet of meeting and event spaces with state-of-the-art technologies. In February 2018, the Hilton Milwaukee City Center earned its seventh consecutive AAA Four Diamond Award from the American Automobile Association. In August 2017, TripAdvisor awarded Hilton Milwaukee City Center the TripAdvisor® 2017 Certificate of Excellence. In May 2013, we renovated and introduced our first Miller Time® Pub & Grill restaurant at this hotel.

Hilton Madison at Monona Terrace

We own and operate the 240-room Hilton Madison at Monona Terrace in Madison, Wisconsin. The Hilton Madison, which also benefits from the aspects of Hilton’s franchise program noted above, is connected by skywalk to the Monona Terrace Community and Convention Center, has four meeting rooms totaling 2,400 square feet, an indoor swimming pool, a fitness center, a lounge and a restaurant. In August 2017, TripAdvisor awarded Hilton Madison at Monona Terrace the TripAdvisor® 2017 Certificate of Excellence. In 2018, this hotel is scheduled to undergo a complete renovation, including common areas and guestrooms.

The Grand Geneva® Resort & Spa

We own and operate the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin. This full-facility destination resort is located on 1,300 acres and includes 355 guest rooms, over 60,000 square feet of banquet, meeting and exhibit space, over 13,000 square feet of ballroom space, three specialty restaurants, two cocktail lounges, two championship golf courses, a ski hill, indoor and outdoor tennis courts, three swimming pools, a spa and fitness complex, horse stables and an on-site airport. In February 2018, the Grand Geneva Resort & Spa earned its 20th consecutive AAA Four Diamond Award from the American Automobile Association. In October 2017, the Grand Geneva Resort & Spa was recognized as a top resort in the Midwest in Condé Nast Traveler’s Readers’ Choice Awards. Geneva Grand Resort & Spa was also named among the top two Best Hotels in Wisconsin by U.S. News & World Report for 2017. In August 2017, TripAdvisor awarded the Grand Geneva Resort & Spa the TripAdvisor® 2017 Certificate of Excellence. In May 2013, we opened an exclusive Geneva Club Lounge as an added amenity for our guests. We opened 29 new all-season villas at the Grand Geneva Resort & Spa in May 2017.

InterContinental Milwaukee

We own and operate the InterContinental Milwaukee in Milwaukee, Wisconsin. The InterContinental Milwaukee has 220 rooms, 12,000 square feet of flexible banquet and meeting space, on-site parking, a fitness center, a restaurant and a lounge and is located in the heart of Milwaukee’s theatre and financial district. In January 2018, we announced plans to convert the InterContinental Milwaukee into an independent arts hotel by mid-2019.

Skirvin Hilton

We are the principal equity partner and operator of The Skirvin Hilton hotel in Oklahoma City, Oklahoma, the oldest hotel in Oklahoma. This historic hotel has 225 rooms, including 20 one-bedroom suites and one Presidential Suite. The Skirvin Hilton benefits from the aspects of Hilton’s franchise program noted above and has a restaurant, lounge, fitness center, indoor swimming pool, business center and approximately 18,500 square feet of meeting space. In February 2018, The Skirvin Hilton earned its 11th consecutive AAA Four Diamond Award from the American Automobile Association. In October 2017, The Skirvin Hilton was recognized as a top hotel in the Midwest in Condé Nast Traveler’s Readers’ Choice Awards. In fiscal 2016 and fiscal 2017, The Skirvin Hilton earned recognition as the Best Hotel in Oklahoma City by U.S. News & World Report. In August 2017, TripAdvisor awarded The Skirvin Hilton the TripAdvisor® 2017 Certificate of Excellence. In January 2017, The Skirvin Hilton was rated #1 of all full-service Hilton Hotels for delivery of brand promise. In September 2016, we completed a $4.3 million renovation project at The Skirvin Hilton hotel, which included renovations of all guestrooms and public spaces. Our equity interest in this hotel was 60% as of December 28, 2017.

AC Hotel Chicago Downtown

Pursuant to a long-term lease, we operate the AC Hotel Chicago Downtown, a 226-room hotel in Chicago, Illinois. Formerly operated as a Four Points by Sheraton, during fiscal 2015, we initiated a major renovation and conversion of this hotel, officially opening it as what was then the fourth AC Hotel by Marriott branded property in the U.S. in June 2015. Located in the heart of Chicago’s shopping, dining and entertainment district, the AC Hotel by Marriott lifestyle brand targets the millennial traveler searching for a design-led hotel in a vibrant location with high-quality service. The AC Hotel Chicago Downtown features urban, simplistic and clean designs with European aesthetics and elegance, the latest technology and communal function spaces. Amenities include the AC Lounge, a bar area with cocktails, craft beers, wine and tapas, the AC Kitchen, serving a European-inspired breakfast menu, and the AC Library, a collaborative space with communal tables and self-service business center located just off the main lobby. The AC Hotel Chicago Downtown also features an indoor swimming pool, fitness room, 3,000 square feet of meeting space and an on-site parking facility. In August 2017, TripAdvisor awarded the AC Hotel Chicago Downtown the TripAdvisor® 2017 Certificate of Excellence. Our new SafeHouse® Chicago is in space leased from this hotel and the hotel has additional space leased and available to be leased to area restaurants.

The Lincoln Marriott Cornhusker Hotel

During the majority of 2017, we were a 73% majority owner of a joint venture in The Lincoln Marriott Cornhusker Hotel in downtown Lincoln, Nebraska. In October 2017, we purchased the noncontrolling interest in this joint venture and as a result, we are now the sole owner of this hotel. The Lincoln Marriott Cornhusker Hotel is a 300-room, full-service hotel with 45,600 square feet of meeting space. The Cornhusker Office Plaza is a seven-story building with a total of 85,592 square feet of net leasable office space. The office building is connected to the hotel by a three-story atrium that is used for local events and exhibits. In September 2014, we completed a major renovation in which we renovated the entire hotel, including the lobby, all guest rooms and meeting space. Also as a part of this renovation, we opened our second Miller Time Pub & Grill. In November 2014, we were awarded the Business Leadership Award by The Downtown Lincoln Association, as part of its annual Impact Awards program for recent investment commitments to the city of Lincoln, Nebraska. In August 2017, TripAdvisor awarded The Lincoln Marriott Cornhusker Hotel the TripAdvisor® 2017 Certificate of Excellence.

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

We manage The Garland hotel in North Hollywood, California. The Garland hotel has 255 recently renovated guest rooms, including 12 suites, meeting space for up to 600, including an amphitheater and ballroom, an outdoor swimming pool and lighted tennis courts. The mission-style hotel is located on seven acres near Universal Studios. In August 2017, TripAdvisor awarded The Garland the TripAdvisor® 2017 Certificate of Excellence. In October 2017, The Garland was recognized as a top hotel in Los Angeles in Condé Nast Traveler’s Readers’ Choice Awards.

We also provide hospitality management services, including check-in, housekeeping and maintenance, for a vacation ownership development adjacent to the Grand Geneva Resort & Spa owned by Orange Lake Resort & Country Club of Orlando, Florida. The development includes 68 two-room timeshare units (136 rooms) and a timeshare sales center.

We manage the Hilton Garden Inn Houston NW/Chateau in Houston, Texas. The Hilton Garden Inn Houston NW/Chateau has 171 guest rooms, a ballroom, a restaurant, a fitness center, a convenience mart and a swimming pool. The hotel is a part of Chateau Court, a 13-acre, European-style mixed-use development that also includes retail space and an office village. In August 2017, TripAdvisor awarded Hilton Garden Inn Houston NW/Chateau the TripAdvisor® 2017 Certificate of Excellence.

We manage the Hilton Minneapolis/Bloomington in Bloomington, Minnesota. This “business class” hotel offers 257 rooms, an indoor swimming pool, a club level, a fitness center, a business center and 9,217 square feet of meeting space. We completed a $2 million renovation of the Hilton Minneapolis/Bloomington in April 2016. The renovation included renovations of the lobby area and entrance, food and beverage outlets, meeting spaces and the HHonors Executive Lounge. In August 2017, TripAdvisor awarded Hilton Minneapolis/Bloomington the TripAdvisor® 2017 Certificate of Excellence.

We manage the Heidel House Resort & Spa in Green Lake, Wisconsin. The resort features 190 full-service rooms and is located on 20 wooded acres on the shore of Green Lake, near Ripon, Wisconsin. The resort has an award-winning spa, three restaurants, two lounges, an ice cream parlor, a 380-guest ballroom, an outdoor space for weddings, indoor and outdoor pools, a beach, a boat rental area, hiking and biking trails, as well as a yacht available for daily excursions. Wisconsin Meetings magazine voted Heidel House Resort & Spa among the Best Wisconsin Conference Centers for 2017. Spas of America ranked Evensong Spa one of the Top 100 Spas of 2017.

In 2015, we became a 10% minority investor and manager of the new Omaha Marriott Downtown at The Capitol District hotel, which opened in August 2017. The 333-room, 12-story full service hotel serves as an anchor for the Capitol District, an upscale urban destination dining and entertainment community in downtown Omaha. The development also includes 218 luxury residential apartments, office space, a parking garage and retail space for restaurants, shops and entertainment. It also features a plaza for events and concerts.

In September 2017, we assumed management of the Sheraton Chapel Hill Hotel in Chapel Hill, North Carolina. The Sheraton Chapel Hill Hotel is located in the Triangle region of North Carolina and features 168 guestrooms and suites, 16,000 square feet of flexible meeting space, an on-site restaurant, fitness center, seasonal outdoor pool and sun deck and local shuttle service.

In January 2018, we assumed management of the newly-opened Murieta Inn and Spa in Rancho Murieta, California. Found within the development containing the renowned Murieta Equestrian Center, the largest equestrian facility in California, the 83-room hotel features The Gate, a one-of-a-kind restaurant and bar that offers fresh, seasonal menus using ingredients from the hotel’s five-acre farm and state-of-the-art greenhouse. In addition to a remarkable “farm-to-fork” experience, guests can also enjoy wine from the burgeoning foothills’ wine country. The hotel has an inviting resort-style pool and lavish hot tub adjacent to a private one-acre park overlooking the Cosumnes River. Guests can also relax at The Cupola, a luxury salon and day spa that will open in April 2018. The Murieta Inn and Spa also offers up to 15,000 square feet of indoor and outdoor meeting and event space, with advanced technologies such as Fiber Speed WiFi and Staycast capabilities and a dedicated coordinator assigned to every event.

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

We manage the Timber Ridge Lodge, an indoor/outdoor water park and condominium complex in Lake Geneva, Wisconsin. The Timber Ridge Lodge is a 225-unit condominium hotel on the same campus as the Grand Geneva Resort & Spa. The Timber Ridge Lodge has meeting rooms totaling 3,640 square feet, a general store, a restaurant-cafe, a snack bar and lounge, a state-of-the-art fitness center and an entertainment arcade. In August 2017, TripAdvisor awarded the Timber Ridge Lodge the TripAdvisor® 2017 Certificate of Excellence.

We manage the Platinum Hotel & Spa, a condominium hotel in Las Vegas, Nevada just off the Las Vegas Strip, and own the hotel’s public space. The Platinum Hotel & Spa has 255 one and two-bedroom suites. This non-gaming, non-smoking hotel also has an on-site restaurant, lounge, spa/salon and 14,897 square feet of meeting space, including 6,336 square feet of outdoor space. In August 2017, TripAdvisor awarded the Platinum Hotel & Spa the TripAdvisor® 2017 Certificate of Excellence. We own 16 previously unsold condominium units at the Platinum Hotel & Spa.

During fiscal 2017, we ceased management of the Sheraton Madison Hotel in Madison, Wisconsin and sold our 15% minority equity interest in the property. During fiscal 2017, we also ceased management of The Westin® Atlanta Perimeter North in Atlanta, Georgia and sold our 11% minority interest in that property.

During fiscal 2016, we ceased management of The Hotel Zamora and Castile Restaurant in St. Pete Beach, Florida and sold all but 0.49% of our 10% minority ownership interest in the property. We have agreed to sell the remaining interest during the next several years.

In June 2015, we purchased the SafeHouse in Milwaukee, Wisconsin, adding another restaurant to our portfolio. The SafeHouse is an iconic, spy-themed restaurant and bar that has operated in Milwaukee for 50 years. We completed a significant renovation of the SafeHouse in 2016. We opened a new SafeHouse location in Chicago, Illinois in March 2017 and also opened the EscapeHouse Chicago, a complimentary business capitalizing on the popularity of team escape games.

In December 2016, we announced that our Wisconsin Hospitality Linen Service (WHLS) business unit completed a $2.3 million expansion. WHLS provides commercial laundry services for our hotel and resort properties in Wisconsin and for other unaffiliated hotels in the Midwest. WHLS currently processes over 10 million pounds of linen each year, and the expansion is expected to enable WHLS to double its current capacity within the next five years. WHLS has been a leader in commercial laundry services for the hospitality industry in the Midwest for over 20 years.

In October 2015, we completed the sale of the Hotel Phillips, a 217-room historic, landmark hotel in Kansas City, Missouri, which we had previously successfully owned and operated for 14 years.

In 2017, TripAdvisor® awarded ten of our restaurants and lounges its Certificate of Excellence. These included: the Blu Bar & Lounge, Café at the Pfister, Geneva ChopHouse®, Kil@wat, Mason Street Grill, Miller Time Pub & Grill Lincoln, Milwaukee ChopHouse®, Ristoranté Brissago, Bloomington ChopHouse®, SafeHouse Milwaukee and SAVOR bar & kitchen.

In 2017, we were awarded the Service Excellence Award by Governor Scott Walker at the Wisconsin Governor’s Conference on Tourism, which took place March 12-14, 2017 in Milwaukee, Wisconsin. The Service Excellence Award honors a Wisconsin business that has achieved significant success and growth by providing exceptional service to its customers and a strong, charitable involvement in its community. Marcus Hotels & Resorts received the award for its ongoing commitment to supporting Wisconsin charities and tourism-driven amenities. Last year, associates of The Marcus Corporation and Marcus Hotels & Resorts volunteered more than 28,000 hours in their local communities.

We have taken our highly-regarded web development team and created a new business unit to be managed by the hotels and resorts division called Graydient Creative. Graydient leverages our expertise in digital marketing, creating a new profit center for the division by seeking new external customers. Services provided by Graydient include, but are not limited to, website design and development, branding and print design, and social media management.

Competition

Both of our businesses experience intense competition from national, regional and local chain and franchise operations, some of which have substantially greater financial and marketing resources than we have.  Most of our facilities are located in close proximity to competing facilities.

Our movie theatres compete with large national movie theatre operators, such as AMC Entertainment, Cinemark and Regal Cinemas, as well as with a wide array of smaller first-run exhibitors.  Movie exhibitors also face competition from a number of other movie exhibition delivery systems, such as digital downloads, video-on-demand, pay-per-view television, DVDs and network and syndicated television.  We also face competition from other forms of entertainment competing for the public’s leisure time and disposable income.

Our hotels and resorts compete with the hotels and resorts operated and/or franchised by Hyatt Corporation, Marriott Corporation, Hilton Worldwide and others, along with other regional and local hotels and resorts.  Increasingly, we also face competition from new channels of distribution in the travel industry, such as peer-to-peer inventory sources that allow travelers to book stays on websites that facilitate short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms, such as Airbnb and HomeAway.  We compete for hotel management agreements with a wide variety of national, regional and local management companies based upon many factors, including the value and quality of our management services, our reputation, our ability and willingness to invest our capital in joint venture projects, the level of our management fees and our relationships with property owners and investors.

We believe that the principal factors of competition in both of our businesses, in varying degrees, are the price and quality of the product, quality and location of our facilities and customer service.  We believe that we are well positioned to compete on the basis of these factors.

Seasonality

Due to our change to a December fiscal year end, we expect our quarterly results to be more consistent between quarters than they were in the past and our results for the last two years under the new calendar have met those expectations. Our first fiscal quarter will likely produce the weakest operating results in our hotels and resorts division due primarily to the effects of reduced travel during the winter months. We expect our second and third fiscal quarters to often produce our strongest operating results because these periods coincide with the typical summer seasonality of the movie theatre industry and the summer strength of the lodging business. Due to the fact that the week between Christmas and New Year’s Eve is historically one of the strongest weeks of the year for our theatre division, we expect that the specific timing of the last Thursday in December will have an impact on the results of our fiscal first and fourth quarters in that division, particularly when we have a 53-week year.

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

Employees

As of December 28, 2017, we had approximately 7,800 employees, approximately 59% of whom were employed on a variable or part-time basis. A number of our (1) hotel employees at the Crowne Plaza Northstar in Minneapolis, Minnesota are covered by a collective bargaining agreement that expires on April 30, 2019; (2) operating engineers at The Pfister Hotel and the Hilton Milwaukee City Center are covered by collective bargaining agreements that expire on April 30, 2020 and December 31, 2019, respectively; (3) hotel employees at the Hilton Milwaukee City Center and The Pfister Hotel are covered by a collective bargaining agreement that expires on February 14, 2019; and (4) painters in the Hilton Milwaukee City Center and The Pfister Hotel are covered by a collective bargaining agreement that expires on May 31, 2018.

As of the end of fiscal 2017, approximately 7% of our employees were covered by a collective bargaining agreement, of which approximately 1% were covered by an agreement that will expire within one year.

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

We face competition for movie theatre patrons from a number of alternative motion picture distribution channels, such as DVD, network, cable and satellite television, video on-demand, pay-per-view television and downloading utilizing the internet. Periodically, internet ticketing intermediaries introduce services and products with the stated intention of increasing movie-going frequency. The actual impact these services and products may have on our relationship with the customer and our results of operations is unknown at this time. We also compete with other forms of entertainment competing for our patrons’ leisure time and disposable income such as concerts, amusement parks, sporting events, home entertainment systems, video games and portable entertainment devices such as MP3 players, tablet computers and smart phones. An increase in popularity of these alternative film distribution channels and competing forms of entertainment may have an adverse effect on our movie theatre business and results of operations.

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

Our Business and Operations Could be Negatively Affected if We Become Subject to Any Securities Litigation or Shareholder Activism, Which Could Cause Us to Incur Significant Expense, Hinder Execution of Investment Strategy and Impact our Stock Price.

While we are currently not subject to any securities litigation or shareholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert the attention of our management and board of directors and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation or activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation or shareholder activism.

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

Our Results May be Seasonal, Resulting in Unpredictable and Varied Quarterly Results.

Due to our change to a December fiscal year-end, we expect our quarterly results to be more consistent between quarters than they were in the past and our results for the last two years under the new calendar have met those expectations. Our first fiscal quarter will likely produce the weakest operating results in our hotels and resorts division due primarily to the effects of reduced travel during the winter months. We expect our second and third fiscal quarters to often produce our strongest operating results because these periods coincide with the typical summer seasonality of the movie theatre industry and the summer strength of the lodging business. Due to the fact that the week between Christmas and New Year’s Eve is historically one of the strongest weeks of the year for our theatre division, we expect that the specific timing of the last Thursday in December will have an impact on the results of our fiscal first and fourth quarters in that division, particularly when we have a 53-week year.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We own the real estate of a substantial portion of our facilities, including, as of December 28, 2017, The Pfister Hotel, the Hilton Milwaukee City Center, the Hilton Madison at Monona Terrace, the Grand Geneva Resort & Spa, the InterContinental Milwaukee, The Lincoln Marriott Cornhusker Hotel, The Skirvin Hilton (majority ownership), and the majority of our theatres. We lease the remainder of our facilities. As of December 28, 2017, we also managed one hotel for a joint venture in which we have a minority interest and nine hotels, resorts and other properties and two theatres that are owned by third parties. Additionally, we own properties acquired for the future construction and operation of new facilities. All of our properties are suitably maintained and adequately utilized to cover the respective business segment served.

Our owned, leased and managed properties are summarized, as of December 28, 2017, in the following table:

Business Segment	Total Number of Facilities in Operation	Owned(1)	Leased from Unrelated Parties(2)	Managed for Related Parties	Managed for Unrelated Parties(2)
Theatres:
Movie Theatres	69	52	15	0	2
Family Entertainment Center	1	1	0	0	0
Other Properties(3)	1	1	0	0	0
Hotels and Resorts:
Hotels	15	6	1	1	7
Resorts	2	1	0	0	1
Other Properties(4)	3	0	2	0	1
Total	91	61	18	1	11

(1)	Six of the movie theatres are on land leased from unrelated parties. One of the hotels is owned by a joint venture in which we are the principal equity partner (60% as of December 28, 2017).

(2)	The 15 theatres leased from unrelated parties have a total of 183 screens, and the two theatres managed for unrelated parties have a total of 11 screens. One UltraScreen adjacent to an owned theatre is leased from an unrelated party.

(3)	Includes an 84,000 square foot retail center managed by our theatre division.

(4)	Includes a vacation ownership development adjacent to the Grand Geneva Resort & Spa owned by Orange Lake Resort & Country Club of Orlando, Florida for which we provide hospitality management services and two SafeHouse restaurants located in Milwaukee, Wisconsin and Chicago, Illinois, both of which we lease from an unrelated party and which are managed by our hotels and resorts division.

Certain of the individual properties or facilities identified above are subject to purchase money or construction mortgages or commercial lease financing arrangements, but we do not consider these encumbrances, individually or in the aggregate, to be material.

All of our operating property leases expire on various dates after the end of fiscal 2018 (assuming we exercise all of our renewal and extension options).

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Each of our executive officers is identified below together with information about each officer’s age, position and employment history for at least the past five years:

Name	Position	Age
Stephen H. Marcus	Chairman of the Board	82
Gregory S. Marcus	President and Chief Executive Officer	53
Thomas F. Kissinger	Senior Executive Vice President, General Counsel and Secretary	57
Douglas A. Neis	Chief Financial Officer and Treasurer	59
Rolando B. Rodriguez	Executive Vice President of The Marcus Corporation and Chairman, President, and Chief Executive Officer of Marcus Theatres Corporation	58

Stephen H. Marcus has been our Chairman of the Board since December 1991. He served as our Chief Executive Officer from December 1988 to January 2009 and as our President from December 1988 until January 2008. Mr. Marcus has worked at our company for 56 years.

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

Set forth below is a graph comparing the annual percentage change during our last five full fiscal years and the Transition Period in our cumulative total shareholder return (stock price appreciation on a dividend reinvested basis) of our Common Shares to the cumulative total return of: (1) a composite peer group index selected by us, and (2) companies included in the Russell 2000 Index. The composite peer group index is comprised of the Dow Jones U.S. Hotels Index (weighted 40%) and a theatre index that we selected that includes Regal Entertainment Group and Cinemark Holdings, Inc. (weighted 60%).

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

From May 31, 2012 to December 28, 2017

Source: Zacks Investment Research, Inc.

	5/31/12	5/30/13	5/29/14	5/28/15	12/31/15	12/29/16	12/28/17

The Marcus Corporation	$100.00	$112.75	$144.76	$172.76	$168.58	$286.06	$250.96

Composite Peer Group Index(1)	100.00	133.92	156.39	195.28	167.29	202.85	249.55

Russell 2000 Index	100.00	132.44	153.84	171.31	156.66	190.89	219.77

(1) Weighted 40.0% for the Dow Jones U.S. Hotels Index and 60.0% for the Company-selected Theatre Index.

(b)          Market Information

Our Common Stock, $1 par value, is listed and traded on the New York Stock Exchange under the ticker symbol “MCS.” Our Class B Common Stock, $1 par value, is neither listed nor traded on any exchange. During each quarter of fiscal 2017, we paid a dividend of $0.1250 per share on our Common Stock and $0.1136 per share on our Class B Common Stock. During each quarter of fiscal 2016, we paid a dividend of $0.1125 per share on our Common Stock and $0.10227 per share on our Class B Common Stock.

The following table lists the high and low sale prices of our Common Stock for the periods indicated (NYSE trading information only).

Fiscal 2017	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$32.60	$34.90	$31.25	$29.55
Low	$29.15	$30.16	$23.85	$26.10

Fiscal 2016	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$19.65	$21.36	$25.30	$32.15
Low	$17.44	$18.20	$20.79	$24.65

On February 28, 2018, there were 1,259 shareholders of record of our Common Stock and 42 shareholders of record of our Class B Common Stock.

(c)          Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the period indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
September 29 – October 26	–	–	–	2,869,422
October 27 – November 30	–	–	–	2,869,422
December 1 – December 28	–	–	–	2,869,422
Total	–	–	–	2,869,422

(1)	Through December 28, 2017, our Board of Directors had authorized the repurchase of up to 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of December 28, 2017, we had repurchased approximately 8.8 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 6.	Selected Financial Data.

Five-Year Financial Summary

	F2017(3)	F2016	31 Weeks Ended December 31, 2015	F2015	F2014	F2013
Operating Results (in thousands)
Revenues	$622,714	543,864	324,267	488,067	447,939	412,836
Net earnings attributable to The Marcus Corporation	$64,996	37,902	23,565	23,995	25,001	17,506
Common Stock Data(1)
Net earnings per common share	$2.29	1.36	.84	.87	.92	.63
Cash dividends per common share	$.50	.45	.21	.39	.35	1.34
Weighted-average shares outstanding (in thousands)	28,403	27,957	27,917	27,687	27,150	27,865
Book value per share	$15.98	14.10	13.13	12.48	11.95	11.33
Financial Position (in thousands)
Total assets(2)	$1,017,797	911,266	804,701	805,472	765,001	742,978
Long-term debt(2)	$289,813	271,343	207,376	229,096	232,691	230,739
Shareholders’ equity attributable to The Marcus Corporation	$445,024	390,112	363,352	343,779	326,211	306,702
Capital expenditures and acquisitions	$114,804	147,372	44,452	74,988	56,673	23,491
Financial Ratios
Current ratio(2)	.48	.28	.35	.34	.33	.36
Debt/capitalization ratio(2)	.40	.42	.38	.42	.42	.44
Return on average shareholders’ equity	15.6%	10.1%	6.7%	7.2%	7.9%	5.4%

(1)	All per share and shares outstanding data is on a diluted basis. Earnings per share data is calculated on our Common Stock using the two class method.
(2)	In 2016, total assets, long-term debt, current ratio and debt/capitalization ratio were adjusted on a retrospective basis for the adoption of Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, and ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Accordingly, current deferred tax assets were reclassified to noncurrent assets and liabilities, and certain debt issuance costs previously included with long-term assets were reclassified as a reduction in long-term debt.
(3)	Fiscal 2017 net earnings includes a one-time reduction in deferred income taxes of $21,240, or $0.75 per diluted common share, related to the Tax Cuts and Jobs Acts of 2017.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Fiscal 2016 was a 52-week year, beginning on January 1, 2016 and ended on December 29, 2016. In this MD&A, we compare financial results from fiscal 2016 to the comparable period from the prior year that we refer to as “fiscal 2015C.” Fiscal 2015C consists of the unaudited 53-week period beginning December 26, 2014 and ended December 31, 2015. Fiscal 2015 and fiscal 2014 were 52-week years ending on the last Thursday in May. Fiscal 2017 was a 52-week year, beginning on December 30, 2016 and ending on December 28, 2017. Fiscal 2018 will be a 52-week year, which began on December 29, 2017 and will end on December 27, 2018.

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

Due to our change to a December fiscal year end, we expect our quarterly results to be more consistent between quarters than they were in the past and our results for the last two years under the new calendar have met those expectations. Our first fiscal quarter will likely produce the weakest operating results in our hotels and resorts division due primarily to the effects of reduced travel during the winter months. We expect our second and third fiscal quarters to often produce our strongest operating results because these periods coincide with the typical summer seasonality of the movie theatre industry and the summer strength of the lodging business. Due to the fact that the week between Christmas and New Year’s Eve is historically one of the strongest weeks of the year for our theatre division, we expect that the specific timing of the last Thursday in December will have an impact on the results of our fiscal first and fourth quarters in that division, particularly when we have a 53-week year.

Consolidated Financial Comparisons

The following tables set forth revenues, operating income, other income (expense), net earnings and net earnings per common share for fiscal 2017, fiscal 2016, the unaudited prior year comparable 53-week period ended December 31, 2015 (F2015C), the Transition Period (TP), the unaudited prior year comparable 30-week period ended December 25, 2014 (PY), fiscal 2015 and fiscal 2014 (in millions, except for per share and percentage change data):

			Change F17 v. F16			Change F16 v. F15C
	F2017	F2016	Amt.	Pct.	F2015C	Amt.	Pct.
Revenues	$622.7	$543.9	$78.8	14.5%	$531.7	$12.2	2.3%
Operating income	75.6	70.0	5.6	8.1%	61.0	9.0	14.6%
Other income (expense)	(7.5)	(9.4)	1.9	20.5%	(11.2)	1.8	16.0%
Net loss attributable to noncontrolling interests	(0.5)	(0.4)	(0.1)	-40.8%	(0.4)	-	-%
Net earnings attributable to The Marcus Corporation	$65.0	$37.9	$27.1	71.5%	$30.8	$7.1	23.1%
Net earnings per common share - diluted	$2.29	$1.36	$0.93	68.4%	$1.10	$0.26	23.6%

			Change TP v. PY
	TP	PY	Amt.	Pct.
Revenues	$324.3	$280.6	$43.7	15.5%
Operating income	44.7	34.3	10.1	30.3%
Other income (expense)	(6.4)	(6.5)	0.1	1.6%
Net loss attributable to noncontrolling interests	(0.1)	(0.1)	-	-%
Net earnings attributable to The Marcus Corporation	$23.6	$16.8	$6.8	40.4%
Net earnings per common share - diluted	$0.84	$0.61	$0.23	37.7%

			Change F15 v. F14
	F2015	F2014	Amt.	Pct.
Revenues	$488.1	$447.9	$40.2	9.0%
Operating income	50.6	48.9	1.7	3.6%
Other income (expense)	(11.3)	(11.2)	(0.1)	-1.4%
Net loss attributable to noncontrolling interests	(0.4)	(4.1)	3.7	91.4%
Net earnings attributable to The Marcus Corporation	$24.0	$25.0	$(1.0)	-4.0%
Net earnings per common share - diluted	$0.87	$0.92	$(0.05)	-5.4%

Fiscal 2017 versus Fiscal 2016

Our revenues increased during fiscal 2017 compared to fiscal 2016 due to increased revenues from both our theatre division and hotels and resorts division. Our operating income (earnings before other income/expense and income taxes) increased during fiscal 2017 compared to fiscal 2016 due to improved operating results from our theatre division, partially offset by a decrease in operating income from our hotels and resorts division. Net earnings for fiscal 2017 increased compared to fiscal 2016 due to the increase in operating income, an increased gain on disposition of property, equipment and other assets and a decrease in income tax expense, partially offset by an increase in interest expense.

New theatres favorably impacted revenues and operating income from our theatre division during fiscal 2017 compared to fiscal 2016. In mid-October 2016, we opened a newly renovated theatre in Country Club Hills, Illinois. In mid-December 2016, our theatre division acquired Wehrenberg Theatres® (which we refer to as Wehrenberg or Marcus Wehrenberg), a Midwestern theatre circuit consisting of 14 theatres with 197 screens, plus an 84,000 square foot retail center. In April 2017, we opened a new theatre in Shakopee, Minnesota. On June 30, 2017, we opened our first stand-alone all in-theatre dining location, branded BistroPlexSM and located in Greendale, Wisconsin.

Operating results from our theatre division were unfavorably impacted by a weaker slate of movies during the fiscal 2017 second and third quarters compared to the second and third quarters of fiscal 2016, partially offset by a stronger slate of movies during the fiscal 2017 first and fourth quarters compared to the first and fourth quarters of fiscal 2016. Increased attendance resulting from positive customer response to our recent investments and pricing strategies and increased concession sales per person due to our expanded food and beverage offerings partially offset the negative impact of the weaker slate of movies during fiscal 2017 and contributed to our improved operating results during fiscal 2017 compared to fiscal 2016. Increased preopening expenses related to new theatres during the fiscal 2017 periods negatively impacted comparisons to the fiscal 2016 periods, as did the fact that our fiscal 2016 operating results included a significant one-time incentive payment from our pre-show advertising provider. Conversely, fiscal 2016 operating income was negatively impacted by one-time transaction costs related to the Wehrenberg acquisition.

Revenues from our hotels and resorts division were favorably impacted during fiscal 2017 by our new SafeHouse® restaurant and bar that we opened on March 1, 2017 in downtown Chicago, Illinois adjacent to our AC Chicago Downtown Hotel. Increased room revenues during fiscal 2017, due in part to new villas that we opened during the second quarter of fiscal 2017 at the Grand Geneva Resort & Spa, and increased revenue per available room for comparable hotels during fiscal 2017 compared to fiscal 2016, also contributed to the increased total revenues during fiscal 2017. Operating income from our hotels and resorts division was unfavorably impacted by preopening expenses and start-up operating losses from our new SafeHouse restaurant and bar during fiscal 2017, as well as a small decrease in our management company profits.

Operating losses from our corporate items, which include amounts not allocable to the business segments, increased during fiscal 2017 compared to fiscal 2016 primarily due in part to one-time costs associated with the retirement of two directors from our board of directors during the second quarter of fiscal 2017 and the death of a director during the third quarter of fiscal 2017. Increased long-term incentive compensation expenses resulting from our improved financial performance and stock performance during the past several years also contributed to increased operating losses from our corporate items during fiscal 2017, as did an increase in our contribution to our charitable foundation during fiscal 2017.

We recognized investment income of $588,000 during fiscal 2017 compared to investment income of $298,000 during fiscal 2016. Investment income includes interest earned on cash and cash equivalents, as well as increases in the value of marketable securities and the cash surrender value of a life insurance policy. We currently do not expect investment income during fiscal 2018 to vary significantly compared to fiscal 2017.

Interest expense totaled $12.1 million during fiscal 2017, an increase of $2.9 million, or 31.9%, compared to interest expense of $9.2 million during fiscal 2016. The increase in interest expense during fiscal 2017 was due primarily to payments we made on the approximately $24.5 million of capital lease obligations we assumed in the Wehrenberg acquisition. We also experienced an increase in our total borrowings under long-term debt agreements during fiscal 2017 compared to fiscal 2016, further contributing to our increased interest expense during fiscal 2017, partially offset by a lower average interest rate during fiscal 2017, as we had a greater percentage of lower-cost variable rate debt in our debt portfolio during fiscal 2017 compared to fiscal 2016.

Based upon an expected decrease in our capital expenditures during fiscal 2018 (assuming no presently unidentified acquisitions), our total borrowings may decrease in fiscal 2018, favorably impacting interest expense in future periods. Conversely, anticipated increases in our short-term interest rates may negatively impact interest expense in fiscal 2018. Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.

We reported a net gain on disposition of property, equipment and other assets of $4.0 million during fiscal 2017, compared to net losses on disposition of property, equipment and other assets of $844,000 during fiscal 2016. The net gain during fiscal 2017 included a $4.9 million gain on the sale of our 11% minority interest in The Westin® Atlanta Perimeter North in October 2017, a $600,000 gain from the sale of our interest in Movietickets.com (which was purchased by a competing ticketing service, Fandango), as well as additional gains from the sale of two theatres (one that had previously closed and one that had been operating prior to its sale) and our sale of our 15% minority interest in the Sheraton Madison Hotel. Our net gain in fiscal 2017 was partially offset by losses from our disposal of old theatre seats and other items in conjunction with our significant number of theatre renovations during the fiscal 2017, as well as our write off of disposed equipment at one of our hotels during the first quarter of fiscal 2017. The majority of the losses during fiscal 2016 were related to old theatre seats and other items disposed of in conjunction with our significant number of theatre renovations during the year, partially offset by a gain on the sale of an unused parcel of land during fiscal 2016. The timing of our periodic sales and disposals of property, equipment and other assets results in variations each year in the gains or losses that we report on dispositions of property, equipment and other assets. We anticipate the potential for additional disposition losses resulting from theatre renovations, as well as disposition gains or losses from periodic sales of property, equipment and other assets, during fiscal 2018 and beyond. As discussed in more detail in the “Current Plans” section of this MD&A, we may report gains in future years from the potential sale of existing hotel assets.

We reported net equity earnings from unconsolidated joint ventures of $46,000 and $301,000, respectively, during fiscal 2017 and fiscal 2016. Net earnings during the reported periods included our pro-rata share from four hotel joint ventures in which we had minority ownership interests during portions of fiscal 2017 and 2016. During fiscal 2017, we ceased management of the Sheraton Madison Hotel in Madison, Wisconsin and The Westin Atlanta Perimeter North and sold our respective 15% and 11% minority ownership interests in these properties. During fiscal 2016, we ceased management of The Hotel Zamora and Castile Restaurant in St. Pete Beach, Florida and sold virtually all of our 10% minority ownership interest in the property. We have agreed to sell our remaining 0.49% interest during the next several years. Conversely, the new Omaha Marriott Downtown at The Capitol District hotel in Omaha, Nebraska opened in August 2017 – a hotel we manage and in which we have a 10% minority ownership interest. We currently do not expect significant variations in net equity gains or losses from unconsolidated joint ventures during fiscal 2018 compared to fiscal 2017, unless we significantly increase the number of joint ventures in which we participate during fiscal 2018.

We include the operating results of two majority-owned hotels, The Skirvin Hilton and The Lincoln Marriott Cornhusker Hotel, in the hotels and resorts division revenue and operating income, and we add or deduct the after-tax net earnings or loss attributable to noncontrolling interests to or from net earnings on the consolidated statement of earnings. We reported net losses attributable to noncontrolling interests of $511,000 and $363,000, respectively, during fiscal 2017 and fiscal 2016. During the fourth quarter of fiscal 2017, we purchased the noncontrolling interest of The Lincoln Marriott Cornhusker Hotel from our former partner for $410,000.

We reported income tax expense during fiscal 2017 of $3.6 million, a decrease of approximately $19.4 million, or 84.2%, compared to income tax expense of $23.0 million during fiscal 2016. Our fiscal 2017 income tax expense was favorably impacted by the reversal of deferred income taxes of $21.2 million due to the reduction in the federal tax rate from 35% to 21% resulting from the December 22, 2017 signing of the Tax Cuts and Jobs Act of 2017. We estimate that this one-time adjustment to deferred taxes favorably impacted our net earnings per share during fiscal 2017 by approximately $0.75 per share. Excluding the one-time favorable adjustment to income tax expense, our effective income tax rate, after adjusting for losses from noncontrolling interests that are not tax-effected because the entities involved are tax pass-through entities, was 36.2% during fiscal 2017 and 37.8% during fiscal 2016. As a result of the changes in the tax law, we currently anticipate that our fiscal 2018 effective income tax rate will decrease to approximately 25-27%, excluding any potential further changes in federal or state income tax rates.

Weighted-average shares outstanding were 28.4 million during fiscal 2017 and 28.0 million during fiscal 2016. All per share data in this MD&A is presented on a fully diluted basis.

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

Operating results from our theatre division during fiscal 2016 were favorably impacted by a slightly stronger film slate during fiscal 2016, increased attendance and average ticket price resulting from continued positive customer responses to our recent investments in theatre amenities and pricing strategies, increased concession revenues, and increased pre-show advertising income compared to fiscal 2015C, partially offset by the fact that fiscal 2015C included an additional week of operations. In mid-December 2016, our theatre division acquired Wehrenberg Theatres, a Midwestern theatre circuit consisting of 14 theatres with 197 screens, plus an 84,000 square foot retail center. Our theatre division revenues benefitted from two weeks of operation of these screens, but the benefit to our fiscal 2016 operating income was offset by one-time transaction costs related to this acquisition.

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

Fiscal 2015 versus Fiscal 2014

We reported increased revenues during fiscal 2015 due to increased revenues from both our theatre and hotels and resorts divisions. Operating income for fiscal 2015 increased compared to the prior year due to record operating results from our theatre division, partially offset by decreased operating income from our hotels and resorts division. Comparisons of our net earnings attributable to The Marcus Corporation during fiscal 2015 to net earnings attributable to The Marcus Corporation during fiscal 2014 were unfavorably impacted by an impairment charge during fiscal 2015 and a significant loss attributable to noncontrolling interests during fiscal 2014.

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

We reported net losses on disposition of property, equipment and other assets of approximately $1.5 million during fiscal 2015, compared to net losses on disposition of property, equipment and other assets of $993,000 during fiscal 2014. The majority of the losses during fiscal 2015 were related to old theatre seats and other items disposed of in conjunction with our significant number of theatre renovations during the year. Fiscal 2015 net losses also included losses related to the disposal of items in conjunction with the major renovation of our Chicago hotel. Approximately $750,000 of the loss during fiscal 2014 was related to the sale of our 15% joint venture ownership interest in the Westin Columbus hotel in Columbus, Ohio to our majority partner in that venture.

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

Net earnings attributable to The Marcus Corporation during fiscal 2014 benefitted from an allocation of a loss attributable to noncontrolling interests of $4.1 million related primarily to a legal settlement with our partners in The Skirvin Hilton hotel. The settlement resulted in a reallocation between partners of a prior year’s reported income from the extinguishment of debt at The Skirvin Hilton. We estimate that the loss attributable to noncontrolling interests related directly to this legal settlement during fiscal 2014 was approximately $3.6 million before income taxes and favorably impacted our net earnings attributable to The Marcus Corporation after income taxes by approximately $0.08 per share.

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

Current Plans

Our aggregate cash capital expenditures, acquisitions and purchases of interests in and contributions to joint ventures were approximately: (i) $115 million during fiscal 2017 compared to $147 million during fiscal 2016 and $86 million during fiscal 2015C; (ii) $46 million during the Transition Period compared to approximately $35 million during the prior year comparable 30-week period; and (iii) $77 million during fiscal 2015 compared to $58 million during fiscal 2014. We currently anticipate that our fiscal 2018 capital expenditures may be in the $65-$80 million range, excluding any presently unidentified acquisitions that may arise during the year. We will, however, continue to monitor our operating results and economic and industry conditions so that we may adjust our plans accordingly.

Our current strategic plans include the following goals and strategies:

Theatres

i	Our current plans for growth in our theatre division include several opportunities for new theatres and screens. Late in our fiscal 2015 fourth quarter, we opened a theatre in Sun Prairie, Wisconsin, the Marcus Palace Cinema. Replacing an existing nearby theatre in Madison, Wisconsin, this new 12-screen theatre has exceeded our expectations, and we opened two additional screens at this location during the fourth quarter of fiscal 2016. In April 2017, we opened our new 10-screen Southbridge Crossing Cinema in Shakopee, Minnesota. This state-of-the-art theatre includes DreamLoungerSM recliner seating in all auditoriums, two UltraScreen DLX® auditoriums, as well as a Take FiveSM Lounge and Zaffiro’s® Express outlet. On June 30, 2017, we opened our first stand-alone all in-theatre dining location, branded BistroPlexSM located in Greendale, Wisconsin. This new theatre features eight in-theatre dining auditoriums with DreamLounger recliners, including two SuperScreen DLX® auditoriums, plus a separate full-service Take Five Lounge. We have announced plans to further expand this concept, including a new location in Brookfield, Wisconsin. Construction is expected to begin on this new location in 2018. In addition, we are looking for additional sites for potential new theatre locations in both new and existing markets.

i	In addition to building new theatres, we believe acquisitions of existing theatres or theatre circuits is also a viable growth strategy for us. In April 2016, we purchased a closed 16-screen theatre in Country Club Hills, Illinois, which is now our sixth theatre in the greater Chicago area, building on our strong presence in the Chicago southern suburbs. The purchase was part of an Internal Revenue Code §1031 like-kind exchange in which the tax gain from our October 2015 sale of the real estate related to the Hotel Phillips was deferred by reinvesting the applicable proceeds in replacement real estate within a prescribed time period. We opened the newly renovated theatre early in the fourth quarter of fiscal 2016. The renovation added DreamLounger recliner seating to all auditoriums, added one UltraScreen DLX auditorium and two SuperScreen DLX auditoriums, as well as a Take Five Lounge and Reel Sizzle® outlet.

In December 2016, we acquired the assets of Wehrenberg, a family-owned and operated theatre circuit based in St. Louis, Missouri with 197 screens at 14 locations in Missouri, Iowa, Illinois and Minnesota. This acquisition increased our total number of screens by 29%. The movie theatre industry is very fragmented, with approximately 50% of United States screens owned by the three largest theatre circuits and the other 50% owned by approximately 800 smaller operators, making it very difficult to predict when acquisition opportunities may arise. We have engaged third-party assistance to actively help us seek additional acquisitions in the future. We do not believe that we are geographically constrained, and we believe that we may be able to add value to certain theatres through our various proprietary amenities and operating expertise.

i	We have invested over $275 million to further enhance the movie-going experience and amenities in new and existing theatres over the last four and one-half calendar years, with more investments planned for fiscal 2018. These investments include:

DreamLounger recliner additions. These luxurious, state-of-the-art recliners allow guests to go from upright to a full-recline position in seconds. These seat changes require full auditorium remodels to accommodate the necessary 84 inches of legroom, resulting in the loss of approximately 50% of the existing traditional seats in an average auditorium. To date, the addition of DreamLoungers has increased attendance at each of our applicable theatres, outperforming nearby competitive theatres as well as growing the overall market attendance in most cases. In addition to the two new theatres described above, we added DreamLounger recliner seats to 15 more theatres during fiscal 2017 (including six Marcus Wehrenberg theatres). As a result, as of December 28, 2017, we offered all DreamLounger recliner seating in 39 theatres, representing approximately 61% of our company-owned, first-run theatres (including the Marcus Wehrenberg theatres). Including our premium, large format (PLF) auditoriums with recliner seating, as of December 28, 2017, we offered our DreamLounger recliner seating in approximately 65% of our company-owned, first-run screens (including the Marcus Wehrenberg screens), a percentage we believe to be the highest among the largest theatre chains in the nation. Currently, seven Marcus Wehrenberg theatres offer recliner seating in all of its auditoriums.

We are currently completing the addition of Dream lounger recliner seats to three more theatres (including two Marcus Wehrenberg theatres) and evaluating opportunities to add our DreamLounger premium seating to five to seven additional theatres during the second half of fiscal 2018, including two Marcus Wehrenberg theatres. As a result, by the end of fiscal 2018, our percentage of total company-owned, first-run screens with DreamLounger recliner seating may be more than 75%.

UltraScreen DLX and SuperScreen DLX (DreamLounger eXperience) conversions. We introduced one of the first PLF presentations to the industry when we rolled out our proprietary UltraScreen® concept in 1999. During fiscal 2014, we introduced our UltraScreen DLX concept by combining our premium, large-format presentation with DreamLounger recliner seating and Dolby® Atmos™ immersive sound to elevate the movie-going experience for our guests. During fiscal 2017, we opened two new UltraScreen DLX auditoriums at our new theatre in Minnesota and two new SuperScreen DLX auditoriums at our new BistroPlex theatre in Wisconsin, completed conversion of two traditional UltraScreens and one existing Wehrenberg-branded PLF screen to UltraScreen DLX auditoriums at existing theatres in Wisconsin and Missouri, and converted 16 additional screens to SuperScreen DLX auditoriums at ten existing theatres in six states (including 11 Marcus Wehrenberg screens). Several of our new PLF screens in fiscal 2017 included the added feature of heated DreamLounger recliner seats. As of December 28, 2017, we had 28 UltraScreen DLX auditoriums, one traditional UltraScreen auditorium, 43 SuperScreen DLX auditoriums (a slightly smaller screen than an UltraScreen but with the same DreamLounger seating and Dolby Atmos sound) at our theatre locations. Three of the acquired Marcus Wehrenberg theatres feature IMAX® PLF screens. We currently offer at least one PLF screen in approximately 69% of our first-run, company-owned theatres (including the Marcus Wehrenberg theatres) – once again a percentage we believe to be the highest percentage among the largest theatre chains in the nation.

Our PLF screens generally have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens, and we charge a premium price to our guests for this experience. We are currently evaluating opportunities to convert two additional screens at two existing theatres to UltraScreen DLX and SuperScreen DLX auditoriums during fiscal 2018, in addition to two new UltraScreen DLX auditoriums planned for a third existing theatre.

Signature cocktail and dining concepts. We have continued to further enhance our food and beverage offerings within our existing theatres. We believe our 50-plus years of food and beverage experience in the hotel and restaurant businesses provides us with a unique advantage and expertise that we can leverage to further grow revenues in our theatres. The concepts we are expanding include:

•	Take Five Lounge and Take Five Express – these full-service bars offer an inviting atmosphere and a chef-inspired dining menu, along with a complete selection of cocktails, locally-brewed beers and wines. We opened five new Take Five Lounge outlets in fiscal 2017, including two outlets opened at new theatres described above. In addition, two Marcus Wehrenberg theatres offer a lounge concept, one of which was converted to a Take Five Lounge during fiscal 2017. As of December 28, 2017, we offered bars at 26 theatres, representing approximately 41% of our company-owned, first-run theatres (including the Marcus Wehrenberg theatres). We are currently evaluating opportunities to add bar service to additional theatres during fiscal 2018.

•	Zaffiro’s Express – these outlets offer lobby dining that includes appetizers, sandwiches, salads, desserts and our signature Zaffiro’s THINCREDIBLE® handmade thin-crust pizza. In select locations without a Take Five Lounge outlet, we offer beer and wine at the Zaffiro’s Express outlet. We opened four new Zaffiro’s Express outlets during fiscal 2017, increasing our number of theatres with this concept to 26 as of December 28, 2017, representing approximately 41% of our company-owned, first-run theatres (including the Marcus Wehrenberg theatres). We also operate three Zaffiro’s Pizzeria and Bar full-service restaurants. We are currently evaluating opportunities to add two additional Zaffiro’s Express outlets during fiscal 2018.

•	Reel Sizzle – our newest signature dining concept serves menu items inspired by classic Hollywood and the iconic diners of the 1950s. We offer Americana fare like burgers and chicken sandwiches prepared on a griddle behind the counter, along with chicken tenders, crinkle cut fries, ice cream and signature shakes. As of December 28, 2017, we operated seven Reel Sizzle outlets, including two that we opened during fiscal 2017, and we are evaluating additional opportunities to add Reel Sizzle outlets to existing theatres in the future.

•	We also operate one Hollywood Café at an existing theatre and four of the Marcus Wehrenberg theatres offer in-lobby dining concepts, operating under names such as Fred’s Drive-In or Five Star. Including these additional concepts, as of December 28, 2017, we offered one or more in-lobby dining concepts in 36 theatres, representing approximately 56% of our company-owned, first-run theatres (including the Marcus Wehrenberg theatres).

•	Big Screen Bistro – this concept offers full-service, in-theatre dining with a complete menu of drinks and chef-prepared salads, sandwiches, entrées and desserts. Including two Marcus Wehrenberg theatres that had proprietary in-theatre dining concepts converted to Big Screen Bistro concepts during fiscal 2017, one Marcus Wehrenberg theatre offering in-theatre dining under the name Five Star and the eight-screen new BistroPlex theatre described above, we currently offer in-theatre dining at ten theatres in 37 total auditoriums (including one theatre and five screens managed for another owner), representing approximately 14% of our company-owned, first-run theatres (including the Marcus Wehrenberg theatres). We will continue to evaluate additional opportunities to expand our in-theatre dining concepts in the future.

i	With each of these strategies, our goal continues to be to introduce and create entertainment destinations that further define and enhance the customer value proposition for movie-going. We also will continue to maintain and enhance the value of our existing theatre assets by regularly upgrading and remodeling our theatres in order to keep them fresh. In order to accomplish the strategies noted above, we currently anticipate that our fiscal 2018 capital expenditures in this division may total approximately $50-$60 million, excluding any additional acquisitions.

i	In addition to the growth strategies described above, our theatre division continues to focus on multiple strategies designed to further increase revenues and improve the profitability of our existing theatres. These strategies include various cost control efforts, as well as plans to expand ancillary theatre revenues, such as pre-show advertising, lobby advertising, additional corporate and group sales, sponsorships and alternate auditorium uses.

i	We also have several customer-focused strategies designed to elevate our consumer knowledge, expectation and connection, and provide us with a competitive advantage and the ability to deliver improved financial performance. These strategies include the following:

Marketing initiatives. We rolled out a “$5 Tuesday” promotion at every theatre in our circuit in mid-November 2013. Coupled with a free 44-oz popcorn for everyone for the first five months of the program (subsequently offered only to our loyalty program members) and an aggressive marketing campaign, our goal was to increase overall attendance by reaching mid-week value customers who may have reduced their movie-going frequency or stopped going to the movies because of price. We have seen our Tuesday attendance increase dramatically since the introduction of the $5 Tuesday promotion. We believe this promotion has created another “weekend” day for us, without adversely impacting the movie-going habits of our regular weekend customers. The newly-acquired Wehrenberg theatres previously offered a discounted price on Tuesday nights, but we immediately introduced our $5 Tuesday promotion with the free popcorn for loyalty members upon acquiring the theatres and have experienced an increase in Tuesday performance at these theatres as a result. We also offer a “$6 Student Thursday” promotion at 36 locations that has been well received by that particular customer segment.

Loyalty program. We launched a new, what we believe to be best-in-class, customer loyalty program called Magical Movie Rewards on March 30, 2014. Designed to enhance the movie-going experience for our customers, the response to this program has exceeded our expectations. We currently have approximately 2.6 million members enrolled in the program. Approximately 45% of all transactions in our theatres during fiscal 2017 were completed by registered members of the loyalty program. The program allows members to earn points for each dollar spent and access special offers available only to members. The rewards are redeemable at the box office, concession stand or at the many Marcus Theatres food and beverage venues. In addition, we have partnered with Movio, a global leader in data analysis for the cinema industry, to allow more targeted communication with our loyalty members. The software provides us with insight into customer preferences, attendance habits and general demographics, which will help us deliver customized communication to our members. In turn, members of this program can enjoy and plan for a more personalized movie-going experience. The program also gives us the ability to cost effectively promote non-traditional programming and special events, particularly during non-peak time periods. We believe that this will result in increased movie-going frequency, more frequent visits to the concession stand, increased loyalty to Marcus Theatres and ultimately, improved operating results. The acquired Wehrenberg theatres offered a loyalty program to their customers that had approximately 200,000 members. We converted these members to our Magical Movie Rewards program during fiscal 2017.

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

i	The addition of digital technology throughout our circuit (we offer digital cinema projection on 100% of our first-run screens) has provided us with additional opportunities to obtain non-motion picture programming from other new and existing content providers, including live and pre-recorded performances of the Metropolitan Opera, as well as sports, music and other events, at many of our locations. We offer weekday alternate programming at many of our theatres across our circuit. The special programming includes classic movies, live performances, comedy shows and children’s performances. We believe this type of programming is more impactful when presented on the big screen and provides an opportunity to continue to expand our audience base beyond traditional moviegoers.

i	In addition, digital 3D presentation of films continued to positively contribute to our box office receipts during the periods presented in this Annual Report on Form 10-K. As of December 28, 2017, we had the ability to offer digital 3D presentations in 259, or approximately 31%, of our first-run screens, including the vast majority of our UltraScreens. We have the ability to increase the number of digital 3D capable screens we offer to our guests in the future as needed, based on the number of digital 3D films anticipated to be released during future periods and our customers’ response to these 3D releases.

Hotels and Resorts

i	Our hotels and resorts division is actively seeking opportunities to increase the number of rooms under management. The goal of our hotel investment business, MCS Capital, under the direction of a well-respected industry veteran with extensive hotel acquisition and development experience, is to seek opportunities where we may act as an investment fund sponsor, joint venture partner or sole investor in acquiring additional hotel properties. We continue to believe that opportunities to acquire high-quality hotels at reasonable valuations will be present in the future for well-capitalized companies, and we believe that there are partners available to work with us when the appropriate hotel assets are identified. We have a number of potential growth opportunities that we are evaluating.

i	We also continue to pursue additional management contracts for other owners, some of which may include small equity investments similar to the investments we have made in the past with strategic equity partners. Although total revenues from an individual hotel management contract are significantly less than from an owned hotel, the operating margins are generally significantly higher due to the fact that all direct costs of operating the property are typically borne by the owner of the property. Management contracts provide us with an opportunity to increase our total number of managed rooms without a significant investment, thereby increasing our returns on equity. During fiscal 2016, we expanded our hotel development team with the addition of a senior executive experienced in business development, marketing, feasibility and valuation. During the Transition Period, we became a minority investor and manager of the new Omaha Marriott Downtown at The Capitol District hotel in Omaha, Nebraska – the hotel opened in August 2017. In September 2017, we assumed management of the Sheraton Chapel Hill Hotel in Chapel Hill, North Carolina. In January 2018, we assumed management of the newly-opened Murieta Inn and Spa in Rancho Murieta, California.

i	Unlike our theatre assets, where the majority of our return on investment comes from the annual cash flow generated by operations, a portion of the return on our hotel investments is derived from effective portfolio management, which includes determining the proper branding strategy for a given asset along with the proper level of investment and upgrades, as well as identifying an effective divestiture strategy for the asset when appropriate. During fiscal 2015, we converted our company-owned Four Points by Sheraton Chicago Downtown/Magnificent Mile property into one of the first AC Hotels by Marriott in the United States. In January 2018, we announced plans to convert one of our owned hotels, the InterContinental Milwaukee, into an independent arts hotel by mid-2019. Conversely, early in the second quarter of fiscal 2017, we ceased management of the Sheraton Madison Hotel in Madison, Wisconsin and sold our 15% minority ownership interest in the property for a small gain of approximately $300,000. Early in the fourth quarter of fiscal 2017, we ceased management of The Westin® Atlanta Perimeter North in Atlanta, Georgia and sold our 11% minority interest in the property for a substantial gain of approximately $4.9 million.

i	We have been very opportunistic in our past hotel investments as we have, on many occasions, acquired assets at favorable terms and then improved the properties and operations to create value. We also will continue to periodically explore opportunities to monetize one or more owned hotels. We will consider many factors as we actively review opportunities to execute this strategy, including income tax considerations, the ability to retain management, pricing and individual market considerations. We evaluate strategies for our hotels on an asset-by-asset basis. We have not set a specific goal for the number of hotels that may be considered for this strategy, nor have we set a specific timetable. It is very possible that we may sell a particular hotel or hotels during fiscal 2018 or beyond if we determine that such action is in the best interest of our shareholders. In October 2015, we sold the Hotel Phillips in Kansas City, Missouri for $13.1 million of net proceeds. The Hotel Phillips was the smallest of our company-owned hotels, both in revenues and operating income.

i	Our fiscal 2018 plans for our hotels and resorts division also include continued reinvestment in our existing properties to maintain and enhance their value. During fiscal 2016, we made additional reinvestments in The Skirvin Hilton hotel, and we expanded our centralized laundry facility in order to increase our capacity to serve non-company owned businesses. During fiscal 2017, we added 29 spacious, all-season villas to the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin. This multi-million dollar investment was designed to enhance the resort experience for travelers who want expanded, upscale accommodations and increased our total combined units at this top Midwest destination property to more than 600 (including the Timber Ridge Lodge). During fiscal 2018, we plan to make additional reinvestments in the Hilton Madison at Monona Terrace. Including possible growth opportunities currently being evaluated, we believe our total fiscal 2018 hotels and resorts capital expenditures may total approximately $15 $20 million, excluding any additional presently unidentified acquisitions.

i	In addition to the growth strategies described above, our hotels and resorts division continues to focus on several strategies that are intended to further grow the division’s revenues and profits. These include leveraging our food and beverage expertise for growth opportunities and growing our catering and events revenues. Early in the Transition Period, we purchased the SafeHouse in Milwaukee, Wisconsin, adding another restaurant brand to our portfolio. The SafeHouse is an iconic, spy-themed restaurant and bar that has operated in Milwaukee for nearly 50 years. During fiscal 2016, we completed a significant renovation of the Milwaukee SafeHouse and began construction on a new SafeHouse restaurant and bar in downtown Chicago, Illinois, adjacent to our AC Chicago Downtown Hotel. The new location opened on March 1, 2017. We also opened a complimentary business capitalizing on the popularity of team escape games, the EscapeHouse Chicago, in November 2016, next door to the new SafeHouse. Our current focus is on ensuring the success of our new SafeHouse, but we anticipate exploring additional opportunities to expand this concept in the future.

i	We have also invested in sales, revenue management and internet marketing strategies in an effort to further increase our profitability, as well as human resource and cost improvement strategies designed to achieve operational excellence and improved operating margins. We are focused on developing our customer service delivery and technology enhancements to improve customer interactions through mobile platforms and other customer touch points.

i	We have taken our highly regarded web development team and created a new business unit to be managed by the hotels and resorts division called Graydient Creative. Graydient leverages our expertise in digital marketing, creating a new profit center for the division by seeking new external customers. Services provided by Graydient include, but are not limited to, website design and development, branding and print design, and social media management.

Corporate

i	We periodically review opportunities to make investments in long-term growth opportunities that may not be entirely related to our two primary businesses. During the Transition Period, we purchased a riverfront parcel of land in downtown Milwaukee with significant development potential. The land purchase was part of an Internal Revenue Code §1031 tax-deferred like-kind exchange in conjunction with our sale of the Hotel Phillips. Various plans for a mixed-use development that are under consideration for this parcel include a movie theatre, office space and retail. In addition, during fiscal 2016, the city of Milwaukee requested proposals for a parcel of land across the street from our Hilton Milwaukee City Center hotel. We responded to that request with a proposed plan for a mixed-use project that would expand the number of rooms operated by the Hilton, add a residential component and provide a transit center for a city-proposed streetcar extension. This was a preliminary proposal and an expansion of the city’s convention center would be a prerequisite for any action on this proposal, if our proposal were to be selected by the city. Both of the above-described projects have many open issues that would have to be resolved before we would move forward and we would consider bringing on a partner or partners on these projects if they were to proceed. We do not expect any substantial capital expenditures to be incurred on our part for these projects during fiscal 2018.

i	In addition to operational and growth strategies in our operating divisions, we continue to seek additional opportunities to enhance shareholder value, including strategies related to our dividend policy, share repurchases and asset divestitures. We increased our regular quarterly common stock cash dividend by 10.5% during the fourth quarter of fiscal 2015, another 7.1% during the first quarter of fiscal 2016, 11.1% during the first quarter of fiscal 2017 and 20.0% during the first quarter of fiscal 2018. We also have repurchased approximately 3.9 million shares of our common stock during the last six-plus fiscal years under our existing Board of Directors stock repurchase authorizations. We will also continue to evaluate opportunities to sell real estate when appropriate, allowing us to benefit from the underlying value of our real estate assets. When possible, we will attempt to avail ourselves of the provisions of Internal Revenue Code §1031 related to tax-deferred like-kind exchange transactions. In addition to the sale of a former theatre parcel in Madison, Wisconsin and/or selected hotels in our portfolio, we plan to evaluate opportunities to sell additional out-parcels at several owned theatre developments, as well as other non-operating and/or non-performing real estate in our portfolio.

The actual number, mix and timing of our potential future new facilities and expansions and/or divestitures will depend, in large part, on industry and economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends, and the availability of attractive acquisition and investment opportunities. It is likely that our growth goals and strategies will continue to evolve and change in response to these and other factors, and there can be no assurance that we will achieve our current goals. Each of our goals and strategies are subject to the various risk factors discussed above in this Annual Report on Form 10-K.

Theatres

Our oldest and most profitable division is our theatre division. The theatre division contributed: (i) 64.4% of our consolidated revenues and 86.3% of our consolidated operating income, excluding corporate items, during fiscal 2017, compared to 60.3% and 83.1%, respectively, during fiscal 2016 and 57.7% and 82.8%, respectively, during fiscal 2015C; (ii) 56.4% and 68.2%, respectively, during the Transition Period, compared to 51.8% and 65.3%, respectively, during the prior year comparable period; and (iii) 55.2% and 83.8%, respectively, during fiscal 2015, compared to 54.3% and 74.3%, respectively, during fiscal 2014. The theatre division operates motion picture theatres in Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota and Ohio, a family entertainment center in Wisconsin and a retail center in Missouri. The following tables set forth revenues, operating income, operating margin, screens and theatre locations for fiscal 2017, fiscal 2016, the unaudited prior year comparable 53-week period ended December 31, 2015 (F2015C), the Transition Period (TP), the unaudited prior year comparable 30-week period ended December 25, 2014 (PY), and the prior two fiscal years:

			Change F17 v. F16			Change F16 v. F15C
	F2017	F2016	Amt.	Pct.	F2015C	Amt.	Pct.
	(in millions, except percentages)
Revenues	$401.3	$328.2	$73.1	22.3%	$306.7	$21.5	7.0%
Operating income	$80.3	$71.8	$8.5	11.9%	$62.9	$8.9	14.1%
Operating margin	20.0%	21.9%			20.5%

			Change TP v. PY
	TP	PY	Amt.	Pct.
	(in millions, except percentages)
Revenues	$182.8	$145.3	$37.5	25.8%
Operating income	$37.2	$27.7	$9.5	34.1%
Operating margin	20.3%	19.1%

			Change F15 v. F14
	F2015	F2014	Amt.	Pct.
	(in millions, except percentages)
Revenues	$269.2	$243.2	$26.0	10.7%
Operating income	$53.5	$46.5	$7.0	15.1%
Operating margin	19.9%	19.1%

Number of screens and locations at period-end (1)(2)	F2017	F2016	TP	F2015	F2014
Theatre screens	895	885	668	681	685
Theatre locations	69	68	53	55	55
Average screens per location	13.0	13.0	12.6	12.4	12.5

(1)	Includes 11 screens at two locations managed for other owners in all five periods.
(2)	Includes 29 budget screens at three locations at the end of fiscal 2017, 25 budget screens at three locations at the end of fiscal 2016, 15 budget screens at two locations at the end of the Transition Period and 28 budget screens at four locations in the two prior years. Compared to first-run theatres, budget theatres generally have lower box office revenues and associated film costs, but higher concession sales as a percentage of box office revenues.

The following tables provide a further breakdown of the components of revenues for the theatre division for fiscal 2017, fiscal 2016, the unaudited prior year comparable 53-week period ended December 31, 2015 (F2015C), the Transition Period (TP), the unaudited comparable prior year 30-week period ended December 25, 2014 (PY) and the prior two fiscal years:

			Change F17 v. F16			Change F16 v. F15C
	F2017	F2016	Amt.	Pct.	F2015C	Amt.	Pct.
	(in millions, except percentages)
Box office revenues	$227.1	$186.8	$40.3	21.6%	$176.3	$10.5	6.0%
Concession revenues	149.0	121.0	28.0	23.2%	115.1	5.9	5.1%
Other revenues	25.2	20.4	4.8	23.5%	15.3	5.1	33.3%
Total revenues	$401.3	$328.2	$73.1	22.3%	$306.7	$21.5	7.0%

			Change TP v. PY
	TP	PY	Amt.	Pct.
	(in millions, except percentages)
Box office revenues	$104.6	$85.6	$19.0	22.2%
Concession revenues	69.2	52.9	16.3	30.9%
Other revenues	9.0	6.8	2.2	31.5%
Total revenues	$182.8	$145.3	$37.5	25.8%

			Change F15 v. F14
	F2015	F2014	Amt.	Pct.
	(in millions, except percentages)
Box office revenues	$157.3	$146.0	$11.3	7.7%
Concession revenues	98.7	84.1	14.6	17.5%
Other revenues	13.2	13.1	0.1	0.7%
Total revenues	$269.2	$243.2	$26.0	10.7%

Fiscal 2017 versus Fiscal 2016

Our theatre division fiscal 2017 revenues increased by 22.3% compared to fiscal 2016 due to the Marcus Wehrenberg theatres that we acquired during the fourth quarter of fiscal 2016 and new theatres we opened during fiscal 2016 and fiscal 2017, as well as an increase in our average ticket price and average concession revenues per person at comparable theatres, resulting in increased box office receipts and concession revenues. Decreased attendance at comparable theatres due to a weaker film slate negatively impacted theatre division revenues and operating income during fiscal 2017 compared to fiscal 2016. Excluding the Marcus Wehrenberg theatres and three theatres that we opened during fiscal 2016 and fiscal 2017, comparable theatre division revenues decreased by 0.8% during fiscal 2017 compared to the prior year.

On December 16, 2016, we acquired 14 owned and/or leased movie theatres in Missouri, Iowa, Illinois and Minnesota, along with Ronnie’s Plaza, an 84,000 square foot retail center in St. Louis, Missouri, from Wehrenberg and its affiliated entities for a purchase price of approximately $65 million, plus normal closing adjustments and less a negative net working capital balance that we assumed in the transaction. We funded the transaction using available borrowings under our existing credit facility. In conjunction with this transaction, we acquired the underlying real estate for six of the theatre locations as well as the retail center. The remaining leased locations include several leases that have been classified as capital leases. Nine of the 14 acquired Wehrenberg theatres operate in the greater St. Louis area. The Marcus Wehrenberg theatres contributed approximately $5.1 million and $(450,000), respectively, to our theatre division revenues and operating income for the two weeks that we owned them during fiscal 2016. The operating loss from the acquired theatres is due to approximately $2.0 million in one-time acquisition-related expenses.

Total theatre attendance increased 19.1% and total box office receipts increased 21.6% during fiscal 2017 compared to fiscal 2016. Excluding the Marcus Wehrenberg theatres, three theatres that we opened during fiscal 2016 and fiscal 2017, and two theatres that are no longer comparable to last year because their pricing policies were significantly changed as a result of new theatres we opened nearby, fiscal 2017 attendance and box office receipts at our comparable theatres decreased approximately 3.1% and 1.0%, respectively, compared to the prior year. The following table indicates our percentage change in comparable theatre attendance during each of the interim periods of fiscal 2017 compared to the same periods during fiscal 2016. In addition, the table compares the percentage change in our fiscal 2017 box office revenues (compared to the prior year) to the corresponding percentage change in the United States box office receipts (excluding new builds for the top ten theatre circuits) during the same periods (as compiled by us from data received from Rentrak, a national box office reporting service for the theatre industry):

	Change F17 v. F16
	1st Qtr.		2nd Qtr.		3rd Qtr.		4th Qtr.		Total

Pct. change in Marcus theatre attendance	+8.6%		-3.6%		-17.4%		+0.8%		-3.1%

Pct. change in Marcus box office revenues	+9.1%		-4.1%		-15.6%		+6.9%		-1.0%
Pct. change in U.S. box office revenues	+7.0%		-4.8%		-13.4%		+1.7%		-2.6%
Marcus outperformance v. U.S.	+2.1	pts	+0.7	pts	-2.2	pts	+5.2	pts	+1.6	pts

We outperformed the industry during fiscal 2017 by 1.6 percentage points, and we have outperformed the industry during 14 of the last 16 quarters. We believe our underperformance during the third quarter of fiscal 2017 was an anomaly, as evidenced by the fact that we outperformed the industry by over five percentage points during the fourth quarter of fiscal 2017. We believe our continued overall outperformance of the industry is attributable to the investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies that have increased attendance, including our $5 Tuesday promotion and our customer loyalty program (all of which are described in the “Current Plans” section of this MD&A).

Theatre attendance and corresponding box office revenues vary significantly from quarter to quarter due to a variety of factors. As evidenced by the change in United States box office revenues, our fiscal 2017 first and fourth quarter box office revenues and attendance were impacted by a stronger slate of movies compared to the same quarters during fiscal 2016. Conversely, our fiscal 2017 second and third quarter box office revenues and attendance were impacted by a weaker slate of movies compared to the same quarters during fiscal 2016.

The third quarter was a very difficult period for the industry, with ten straight weeks of decreased attendance and box office receipts in July and August, before ending with three strong weeks in September. We also believe that the particular mix of films during July 2017 was not as favorable to our Midwestern circuit as compared to the films released during July 2016. The top film during July 2016 was The Secret Life of Pets and this family-oriented film performed particularly well in our theatres compared to the rest of the nation, contributing to our comparative underperformance to the industry in July 2017 versus July 2016. Conversely, a stronger slate of movies during the first quarter of fiscal 2017, including the second best performing film of the year, Beauty and the Beast, and during the fourth quarter of fiscal 2017, including the top performing film of fiscal 2017, Star Wars: The Last Jedi, contributed to the improvement in attendance and box office performance during those periods compared to the same periods of the prior year.

Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of a reasonably lengthy “window” between the date a film is released in theatres and the date a film is released to other channels, including video on-demand (VOD) and DVD. These are factors over which we have no control. The national DVD release window decreased during calendar 2017 to 104 days compared to the approximately 110-130 days that had been in place for the previous ten or more calendar years. Many current films are now released to ancillary markets within 75-90 days, and more than one studio has been discussing their interest in creating a new, shorter premium VOD window. We have expressed our concerns to the studios regarding the impact that a shortened DVD or VOD release window may have on future box office receipts. We have also indicated that we would seek adjustments in the current financial arrangements we have with film studios in the event that the film studios implement shorter release windows.

We believe that the most significant factor contributing to variations in theatre attendance during fiscal 2017, as in other periods, was the quantity and quality of films released during the respective periods compared to the films released during the same periods of the prior year. Blockbusters (generally defined as films grossing more than $100 million nationally) accounted for a slightly decreased percentage of our total box office revenues during fiscal 2017, with our top 15 performing films accounting for 41% of our fiscal 2017 box office revenues compared to 43% during fiscal 2016. The following five top performing fiscal 2017 films accounted for nearly 20% of the total box office revenues for our circuit: Star Wars: The Last Jedi, Beauty and the Beast, Guardians of the Galaxy Vol. 2, It and Wonder Woman.

The quantity of wide-release films shown in our theatres and number of wide-release films provided by the seven major studios decreased during fiscal 2017 compared to fiscal 2016. A film is generally considered “wide release” if it is shown on over 600 screens nationally, and these films generally have the greatest impact on box office receipts. We played 124 wide-release films (including 34 digital 3D films) at our theatres during fiscal 2017 compared to 133 wide-release films (including 33 digital 3D films) during fiscal 2016. In total, we played 264 films and 170 alternate content attractions at our theatres during fiscal 2017 compared to 253 films and 144 alternate content attractions during fiscal 2016. Based upon projected film and alternate content availability, we currently estimate that we may show an increased number of films and alternate content events on our screens during fiscal 2018 compared to fiscal 2017. There are currently approximately 24 digital 3D films scheduled to be released by the film industry during our fiscal 2018, although we anticipate that additional 3D films may be announced at a later date.

Excluding the Marcus Wehrenberg theatres, our average ticket price increased 2.6% during fiscal 2017 compared to fiscal 2016. The increase in our average ticket price contributed approximately $3.9 million to our comparable theatres box office receipts during fiscal 2017 compared to fiscal 2016, partially offsetting the impact of reduced attendance at comparable theatres during fiscal 2017. The increase was partially attributable to modest price increases we implemented in November 2016 and October 2017. In addition, the fact that we have increased our number of premium large format (PLF) screens, with a corresponding price premium, also contributed to our increased average ticket price during fiscal 2017. We also believe that a change in film product mix had a favorable impact on our average ticket price during fiscal 2017, as two of our top three films during fiscal 2016 were animated family movies (resulting in a higher percentage of lower-priced children’s tickets sold, compared to more adult-oriented and R-rated films that typically result in a higher average ticket price), compared to no animated family films among the top five films during fiscal 2017 and a particularly strong performance of Star Wars: The Last Jedi in our PLF auditoriums. Conversely, the percentage of our total box office receipts attributable to 3D presentations during fiscal 2017 decreased compared to the percentage of our total box office receipts attributable to 3D presentations during fiscal 2016, meaning that 3D films had an unfavorable impact on our change in average ticket price during fiscal 2017 (a lower percentage of 3D films may result in a lower average ticket price due to the premium price associated with 3D). We currently expect our average ticket price to increase during fiscal 2018, driven in part by our increased number of PLF screens that generate premium pricing, a modest price increase we introduced in October 2017 and the fact that we have been introducing modest increases in pricing to selected Marcus Wehrenberg theatres after we introduce our DreamLounger recliner seating to those theatres.

Our average concession sales per person at comparable theatres (excluding the Marcus Wehrenberg theatres) increased 5.1% during fiscal 2017 compared to fiscal 2016. Pricing, concession/food and beverage product mix and film product mix are the three primary factors that impact our concession sales per person. A change in concession product mix, including increased sales of higher priced non-traditional food and beverage items from our increasing number of Take Five Lounges, Zaffiro’s Express and Reel Sizzle outlets, as well as modest selected price increases we introduced in November 2016 and October 2017, were the primary reasons for our increased average concession sales per person during fiscal 2017. We currently expect to report increases in our average concession sales per person during fiscal 2018 compared to fiscal 2017 due to our increased number of non-traditional food and beverage outlets and the modest price increases introduced in October 2017, although as noted above, several factors may impact our actual results in this key metric. Excluding the impact of the Wehrenberg theatres and new screens added during fiscal 2017, the increase in average concession sales per person contributed approximately $4.6 million to our comparable theatres concession revenues during fiscal 2017 compared to fiscal 2016, offsetting the impact of reduced attendance at comparable theatres during fiscal 2017.

Our theatre division operating income increased during fiscal 2017 compared to fiscal 2016 due primarily to operating income from the acquired Marcus Wehrenberg theatres. Decreased attendance at comparable theatres described above and preopening expenses of approximately $800,000 related to the opening of two new theatres negatively impacted our operating income during fiscal 2017. Our theatre division revenues and operating income during fiscal 2017 were also negatively impacted by the fact that we had anywhere from 14 to 40 screens out of service from March through mid-November during fiscal 2017 due to renovations underway at multiple theatres. In addition, comparisons to operating income during fiscal 2016 were negatively impacted by the fact that our fiscal 2016 operating results included a significant one-time incentive payment from our pre-show advertising provider. Conversely, fiscal 2016 operating income was negatively impacted by one-time transaction costs related to the Wehrenberg acquisition.

Operating margin for our theatre division decreased to 20.0% for fiscal 2017, compared to 21.9% for fiscal 2016. The aforementioned preopening expenses, in conjunction with the weaker film slate during fiscal 2017 and higher fixed costs, such as depreciation and amortization, rent and property taxes, due in part to the Wehrenberg acquisition, negatively impacted our theatre division operating margins during fiscal 2017 compared to fiscal 2016. Decreased attendance generally negatively impacts our operating margin, particularly because the decreased attendance has the effect of decreasing our high-margin concession revenues and because fixed expenses become a higher percentage of revenues. In addition, if a greater portion of our concession revenues is the result of the sale of non-traditional food and beverage items that typically have a higher product cost compared to traditional concession items, operating margins may be negatively impacted to a small extent. Excluding preopening expenses from the two new theatres added in fiscal 2017 and the one-time incentive payment and transaction costs in fiscal 2016, our theatre division operating margin during fiscal 2017 was 20.2% compared to 21.5% during fiscal 2016. Film costs did not materially impact our operating margin during fiscal 2017 as compared to fiscal 2016.

Other revenues, which include management fees, pre-show advertising income, family entertainment center revenues, surcharge revenues, rental income and gift card breakage income, may also impact operating margin. Other revenues increased by $4.8 million during fiscal 2017 compared to fiscal 2016. Excluding $5.2 million of other income related to the Marcus Wehrenberg theatres, including preshow advertising income, internet surcharge ticketing fees and rental income from the retail center described above, the remaining decrease in other revenues of approximately $400,000, or 2.0%, during fiscal 2017 was attributable to comparable theatres and was due entirely to the fact that during fiscal 2016, we received a significant one-time $3.3 million incentive payment from our current advertising provider, Screenvision. Despite that significant one-time benefit in fiscal 2016, our other income from comparable theatres nearly equaled last year’s total primarily due to an increase in preshow advertising income, internet surcharge ticketing fees and breakage on presold discounted tickets.

We did not add any new screens to existing theatres during fiscal 2017. We opened two new UltraScreen DLX auditoriums at an existing theatre in Minnesota in February 2016 and two new screens at an existing theatre in Wisconsin in November 2016. As noted above, we also opened a new 16-screen theatre in Illinois in October 2016, a 10-screen theatre in Minnesota in April 2017 and an eight-screen theatre in Wisconsin in June 2017. We closed and sold one eight-screen budget-oriented theatre during the fiscal 2017 second quarter. On the first day of our fiscal 2017 third quarter, we converted an existing 12-screen first-run theatre to a budget-oriented theatre. We did not close any theatres during fiscal 2016.

Box office revenues at comparable theatres during the first quarter of fiscal 2018 through the date of this report have increased compared to the prior year comparable period due primarily to a stronger February film slate that included the blockbuster film Black Panther. In addition, strong performances from fiscal 2017 holdover films such as Star Wars; The Last Jedi, Jumanji: Welcome to the Jungle and The Greatest Showman, as well as new films such as Fifty Shades Freed, Peter Rabbit, and A Wrinkle in Time have contributed positively to our early fiscal 2018 results. Comparisons for the remainder of the quarter are expected to be difficult due to the strong performance of Beauty and the Beast in mid-March last year. The expected film slate for the remainder of fiscal 2018 includes films from well-known series such as Avengers: Infinity War, Solo: A Star Wars Story, Deadpool 2, The Incredibles 2, Jurassic World: Fallen Kingdom, Ant Man and the Wasp, Hotel Transylvania 3, Mamma Mia! Here We Go Again, Mission: Impossible – Fallout, Mulan, Fantastic Beasts: The Crimes of Grindelwald, Aquaman and Mary Poppins Returns. Generally, an increase in the quantity of films released, particularly from the seven major studios, increases the potential for more blockbusters in any given year, as does an increase in the quantity of films from established film series such as those listed above.

Fiscal 2016 versus Fiscal 2015C

Our theatre division fiscal 2016 revenues and operating income increased by 7.0% and 14.1%, respectively, compared to fiscal 2015C due primarily to an increase in total theatre attendance at comparable theatres, an increase in our average ticket price, our continued expansion of non-traditional food and beverage items in our theatres, and an increase in pre-show advertising income, partially offset by the fact that fiscal 2015C included an additional week of operations. The additional week of operations, which included the week between Christmas and New Year’s Day in 2014 (historically, one of the busiest weeks of the year), contributed approximately $10.7 million and $4.2 million, respectively, to our theatre division revenues and operating income during fiscal 2015C. Excluding the additional week from our fiscal 2015C results, we estimate that our fiscal 2016 theatre division revenues and operating income would have increased by 10.9% and 22.2%, respectively, compared to a comparable 52-week year (including the acquired Wehrenberg theatres). Excluding the acquired Wehrenberg theatres during fiscal 2016 and the additional week of operations during fiscal 2015C, fiscal 2016 theatre division revenues increased 9.1% and operating income increased 22.9% compared to the prior year comparable theatres during a comparable 52-week year.

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

We outperformed the industry during fiscal 2016 by over six percentage points. We believe our continued outperformance of the industry is attributable to the investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies that have increased attendance, including our $5 Tuesday promotion and our customer loyalty program (all of which are described in the “Current Plans” section of this MD&A).

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

We outperformed the industry during the Transition Period by nearly four percentage points. We believe our performance during the second quarter of the Transition Period was negatively impacted by a significant number of screens out of service for upgrades during the period. Despite the screens out of service, we would have outperformed the industry during the second quarter of the Transition Period if not for a difficult comparison for one particular week during the period. We believe that comparisons to that particular week in October were negatively impacted by the fact that there was not a Green Bay Packers game during that weekend in the prior year comparable period. In our largest revenue-generating state, Wisconsin, the timing of Packers football games can make a difference in weekly year-over-year comparisons. We believe this outperformance of others in the industry is attributable to the investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies that have increased attendance, including our $5 Tuesday promotion and our new customer loyalty program (all of which are described in the “Current Plans” section of this MD&A).

Theatre attendance and corresponding box office revenues vary significantly from quarter to quarter due to a variety of factors. As evidenced by the change in United States box office revenues, our Transition Period second quarter box office revenues and attendance were impacted by a weaker slate of movies compared to the prior year comparable period. We also believe a combination of several additional factors contributed to this decrease in attendance during the second quarter of the Transition Period. To position our theatre circuit to maximize the benefits of the release of Star Wars: The Force Awakens in December 2015, we had an unprecedented number of screens out of service as we continued to make major upgrades to selected theatres. A total of 17 of our largest auditoriums were out of service for varying portions of the second quarter of the Transition Period as we increased the number of UltraScreen DLX and SuperScreen DLX premium large format screens in our circuit. In addition, another 15 screens were out of service at selected theatres for varying portions of the second quarter of the Transition Period as we added our spacious DreamLounger electric all-recliner seating to additional theatres.

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

We outperformed the industry during fiscal 2015 by more than 11 percentage points. Over three-fourths of our company-owned, first-run theatres outperformed the industry average during fiscal 2015. We believe this performance is attributable to the investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies that have increased attendance, including our $5 Tuesday promotion and our new customer loyalty program (all of which are described in the “Current Plans” section of this MD&A).

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

Our average concession sales per person increased 4.9% during fiscal 2015 compared to the prior year. Pricing, concession/food and beverage product mix and film product mix are the three primary factors that impact our concession sales per person. Selected price increases introduced in mid-October 2014 and a change in concession product mix, including increased sales of higher priced non-traditional food and beverage items from our increasing number of Take Five Lounges, Zaffiro’s Express outlets and Big Screen Bistros, were the primary reasons for our increased average concession sales per person during fiscal 2015, partially offset by the impact of the $5 Tuesday free popcorn promotion described in the “Current Plans” section of this MD&A during the first two quarters of the year. After the $5 Tuesday promotion had been in place for a full year, our average concession sales per person increased 11.2% and 9.3% during the third and fourth quarters of fiscal 2015, respectively, compared to the third and fourth quarters of fiscal 2014. The fact that none of our top five films during fiscal 2015 were animated family movies, compared to three of our top five films during fiscal 2014 (Frozen, Despicable Me 2 and The Lego® Movie), likely contributed to a smaller increase in concession sales per person during fiscal 2015, as these types of films typically result in stronger concession sales compared to more adult-oriented films. The increase in average concession sales per person contributed approximately $4.6 million, or approximately 31%, of the increase in our concession revenues for comparable theatres during fiscal 2015 compared to the prior year.

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

Hotels and Resorts

The hotels and resorts division contributed: (i) 35.5% of our consolidated revenues and 13.7% of our consolidated operating income, excluding corporate items, during fiscal 2017, compared to 39.6% and 16.9%, respectively, during fiscal 2016 and 42.2% and 17.2%, respectively, during fiscal 2015C; (ii) 43.5% and 31.8%, respectively, during the Transition Period, compared to 48.1% and 34.7%, respectively, during the prior year comparable period; and (iii) 44.7% and 16.2%, respectively, during fiscal 2015, compared to 45.6% and 25.7%, respectively, during fiscal 2014. As of December 28, 2017, the hotels and resorts division owned and operated three full-service hotels in downtown Milwaukee, Wisconsin, a full-facility destination resort in Lake Geneva, Wisconsin and full-service hotels in Madison, Wisconsin, Chicago, Illinois, Lincoln, Nebraska and Oklahoma City, Oklahoma (we have a majority-ownership position in the Oklahoma City, Oklahoma hotel). In addition, the hotels and resorts division managed 10 hotels, resorts and other properties for other owners. Included in the 10 managed properties is one hotel owned by a joint venture in which we have a minority interest and two condominium hotels in which we own the public space. The following tables set forth revenues, operating income, operating margin and rooms data for the hotels and resorts division for fiscal 2017, fiscal 2016, the unaudited prior year comparable 53-week period ended December 31, 2015 (F2015C), the Transition Period (TP), the unaudited prior year comparable 30-week period ended December 25, 2014 (PY), and the prior two fiscal years:

			Change F17 v. F16			Change F16 v. F15C
	F2017	F2016	Amt.	Pct.	F2015C	Amt.	Pct.
	(in millions, except percentages)
Revenues	$220.9	$215.2	$5.7	2.6%	$224.5	$(9.3)	-4.1%
Operating income	$12.7	$14.6	$(1.9)	-12.7%	$13.0	$1.6	12.0%
Operating margin	5.8%	6.8%			5.8%

			Change TP v. PY
	TP	PY	Amt.	Pct.
	(in millions, except percentages)
Revenues	$141.1	$135.0	$6.1	4.5%
Operating income	$17.3	$14.7	$2.6	17.7%
Operating margin	12.3%	10.9%

			Change F15 v. F14
	F2015	F2014	Amt.	Pct.
	(in millions, except percentages)
Revenues	$218.3	$204.1	$14.2	7.0%
Operating income	$10.3	$16.1	$(5.8)	-35.8%
Operating margin	4.7%	7.9%

Available rooms at period-end	F2017	F2016	TP	F2015	F2014
Company-owned	2,629	2,600	2,600	2,817	2,817
Management contracts with joint ventures	333	611	683	683	611
Management contracts with condominium hotels	480	480	480	480	480
Management contracts with other owners	1,399	1,231	1,231	1,231	1,231
Total available rooms	4,841	4,922	4,994	5,211	5,139

Fiscal 2017 versus Fiscal 2016

Our hotels and resorts division revenues increased 2.6% during fiscal 2017 compared to fiscal 2016 due primarily to increased food and beverage revenues from our new SafeHouse restaurant and bar in Chicago, Illinois that we opened on March 1, 2017, increased room revenues at the Grand Geneva Resort & Spa due to our addition of 29 new all-season villas in May 2017, increased room revenues at our other existing company-owned hotels, and increased other revenues from our EscapeHouse Chicago and in-house web design and laundry businesses, partially offset by a small decrease in management fee revenues. Excluding the SafeHouse Chicago, EscapeHouse Chicago and management company revenues from both years, our comparable hotels and resorts revenues increased 1.6% during fiscal 2017 compared to fiscal 2016.

Hotels and resorts division operating income and operating margin decreased by 12.7% and one percentage point (from 6.8% to 5.8%), respectively, during fiscal 2017 compared to fiscal 2016 due entirely to preopening expenses and startup operating losses related to the new SafeHouse Chicago and a reduction in profits from our management business (due in part to a small one-time favorable adjustment during the prior year). Excluding these two items, operating income for our hotels and resorts division during fiscal 2017 actually exceeded operating income during fiscal 2016 by approximately $200,000, or 1.7%. Excluding these same items, our operating margin during both fiscal 2017 and fiscal 2016 was 5.3%. A small increase in revenue per available room for comparable hotels during fiscal 2017 contributed to the improved operating results for comparable hotels.

The following table sets forth certain operating statistics, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

			Change F17 v. F16
Operating Statistics(1)	F2017	F2016	Amt.		Pct.

Occupancy percentage	74.4%	73.9%	0.5	pts	0.7%
ADR	$148.07	$147.67	$0.40		0.3%
RevPAR	$110.17	$109.16	$1.01		0.9%

(1)	These operating statistics represent averages of our comparable eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at four of our eight comparable company-owned properties during fiscal 2017 compared to fiscal 2016. According to data received from Smith Travel Research and compiled by us in order to analyze our fiscal 2017 results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 0.6% during fiscal 2017. Data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced a decrease in RevPAR of 3.0% during fiscal 2017. We believe our RevPAR increases during fiscal 2017 exceeded the United States results by 0.3 percentage points and competitive set results by 3.9 percentage points partially due to our success replacing some of the decline in group business with an increase in non-group business. The following table sets forth the change in our average occupancy percentage, ADR and RevPAR for each quarterly period of fiscal 2017 compared to fiscal 2016. For comparison purposes, all statistics exclude the Hotel Phillips:

	Change F17 v. F16
	1st Qtr.		2nd Qtr.		3rd Qtr.		4th Qtr.

Occupancy percentage	3.1	pts	-2.0	pts	-0.1	pts	0.9	pts
ADR	-0.3%		1.1%		-0.4%		1.4%
RevPAR	4.4%		-1.5%		-0.4%		2.7%

As indicated in the table above, our RevPAR performance was much stronger during the first and fourth quarters of fiscal 2017 compared to the second and third quarters of fiscal 2017, driven primarily by variations in group business during each quarter. Our company-owned hotels, and in particular our largest hotels, derive a significant portion of their revenues from group business, and as a result, we are more susceptible to variations in RevPAR from quarter to quarter depending upon the strength of the group business market during that particular quarter. Group business also tends to have an impact on our food and beverage revenues as well, since groups are more likely to use our banquet and catering services during their stay. As indicated in the quarterly results above, reduced group business negatively impacted several of our hotels during the second and third quarters of fiscal 2017 and increased group business favorably impacted several of our hotels during the first and fourth quarters of fiscal 2017 compared to the same periods in fiscal 2016. A particular challenge during the fiscal 2017 third quarter was a decrease in group sales productivity in which an unusually high number of groups contributed less actual rooms sold than were originally booked. We believe the reduced group occupancy during the second and third quarters of fiscal 2017 does not necessarily reflect a larger trend, but rather was related to difficult comparisons to the prior year during several months at those particular properties. We base that conclusion in part on the fact that, as of the date of this report, our group room revenue bookings for future periods in fiscal 2018 – something commonly referred to in the hotels and resorts industry as “group pace” – are ahead of our group room revenue bookings for future periods as of March 14, 2017. Banquet and catering revenue pace for fiscal 2018 is also currently ahead of where we were last year at this same time.

Our overall ADR increase in fiscal 2017 was partially the result of our addition of 29 new all-season villas at the Grand Geneva Resort & Spa. These villas are generally higher-priced than other rooms at the Grand Geneva Resort & Spa. Conversely, due to the challenges in group productivity during the fiscal 2017 third quarter, we elected to accept a lower ADR in some situations to obtain additional non-group business. In addition, during our fiscal 2017 first quarter, our focus was on increasing occupancy, often at the expense of ADR (it is generally more difficult to increase ADR during our slower winter season, as overall occupancy is at its lowest). As a result, only three of our eight comparable company-owned properties reported increased ADR during fiscal 2017 compared to fiscal 2016.

Group business also has an impact on our ADR. Typically, when we have substantial blocks of rooms committed to group business, we are able to raise rates with non-group business. Conversely, leisure customers tend to be very loyal to online travel agencies, which is one of the reasons why we continue to experience some rate pressure. While we have been selective in choosing the online portals to which we grant access to our inventory, such portals are part of the booking landscape today, and our goal is to use them in the most efficient way possible.

Many published reports by those who closely follow the hotel industry suggest that the United States lodging industry will continue to achieve slow but steady growth in RevPAR in calendar 2018. There also appears to be some recent improvement in sentiment regarding the possible positive impact that recent regulatory and tax reforms may have on our business customers, which may result in increased business travel in the future. Whether the relatively positive trends in the lodging industry over the last several years will continue depends in large part on the economic environment, as hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product. We also continue to monitor hotel supply in our markets, as increased supply without a corresponding increase in demand may have a negative impact on our results.

We generally expect our favorable revenue trends to continue in future periods and to track or exceed the overall industry trends, particularly in our respective markets. As noted above, we are encouraged by the fact that our group booking pace as of the date of this report is ahead of our group booking pace as of March 14, 2017. The SafeHouse Chicago has now completed its first year of operation and we expect to report continued improvement in that restaurant’s operating results during fiscal 2018. We also expect to see continued benefit in future periods from the new villas at the Grand Geneva Resort & Spa. Conversely, several of our markets, including Oklahoma City, Oklahoma, Chicago, Illinois and Milwaukee, Wisconsin, have experienced an increase in room supply that may be an impediment to any substantial increases in ADR in the near term. We believe that our hotels are less impacted by additional room supply than other hotels in the markets in which we compete, particularly in the Milwaukee market, due in large part to recent renovations that we have made to our hotels. The timing and possible disruption of business from our planned renovations at the InterContinental Milwaukee hotel and the Hilton Madison at Monona Terrace (as discussed in the “Current Plans” section of this MD&A) may also have a slight negative impact on the results of those two hotels during fiscal 2018.

As we continue to increase our visibility as a national hotel management company, we believe that one of our major strengths is the established infrastructure we bring to hotel owners and developers. This includes our highly-regarded web development team that has produced nationally recognized websites, mobile apps and social media campaigns. Late in our fiscal 2016 first quarter, we established a new business unit named Graydient Creative that focuses on extending this experience to other companies in the hospitality, retail, theatre and entertainment industries and we expect to see continued growth in this business during fiscal 2018. In addition, during our fiscal 2016 fourth quarter, we expanded the capacity of our wholly-owned laundry facility, Wisconsin Hospitality Linen Service (WHLS), to increase our ability to provide laundry services to a growing number of hotels and other hospitality businesses seeking to out-source these services and we expect to continue to grow that business as well. We include the results of Graydient Creative and WHLS in our reported results for our hotels and resorts division.

During fiscal 2017, we ceased management of the Sheraton Madison Hotel in Madison, Wisconsin and sold our 15% minority ownership interest in the property for a gain of approximately $300,000. Early in the fourth quarter of fiscal 2017, we ceased management of The Westin® Atlanta Perimeter North in Atlanta, Georgia and sold our 11% minority interest in the property for a substantial gain of approximately $4.9 million. Conversely, during fiscal 2017, we began managing the new Omaha Marriott Downtown at The Capitol District hotel in Omaha, Nebraska and the Sheraton Chapel Hill Hotel in Chapel Hill, North Carolina. In January 2018, we assumed management of the newly-opened Murieta Inn and Spa in Rancho Murieta, California. As a result, absent significant additional additions or subtractions from our managed hotel portfolio (which we have none presently), we do not expect these changes to our outside management fees to have a significant impact on our fiscal 2018 financial results.

As discussed in the “Current Plans” section of this MD&A, we are considering a number of potential growth opportunities that may impact fiscal 2018 operating results. If we were to sell one or more hotels during fiscal 2018, our fiscal 2018 operating results could be significantly impacted. The extent of any such impact will likely depend upon the timing and nature of the growth opportunity (pure management contract, management contract with equity, joint venture investment, or other opportunity) or divestiture (management retained, equity interest retained, etc.).

In October 2017, Joe Khairallah submitted his resignation as division President and Chief Operating Officer of Marcus Hotels and Resorts to pursue global opportunities. We are grateful for his contributions to our company during the past four years. Greg Marcus, our President and Chief Executive Officer, has assumed operational oversight of this division as we evaluate our future leadership needs, supported by a strong and experienced senior leadership team.

Fiscal 2016 versus Fiscal 2015C

Our hotels and resorts division revenues decreased 4.1% during fiscal 2016 compared to fiscal 2015C due to the negative impact on total revenues resulting from our sale of the Hotel Phillips in October 2015, the fact that fiscal 2015C included an additional week of operations and decreased food and beverage revenues at our remaining company-owned hotels, partially offset by increased room revenues at our remaining eight company-owned hotels. The additional week of operations contributed approximately $3.4 million to our hotels and resorts division revenues during fiscal 2015C. The fact that fiscal 2016 ended on December 29 and did not include New Year’s Eve, which is historically a strong holiday for many of our hotels, while fiscal 2015C included two New Year’s Eves in its 53-week year, contributed to the decline in food and beverage revenues during fiscal 2016. Conversely, our acquisition of the SafeHouse restaurant in June 2015 favorably impacted hotels and resorts division food and beverage revenues during fiscal 2016 as compared to fiscal 2015C. Excluding the SafeHouse from both years and the Hotel Phillips and additional week of operations from fiscal 2015C, our comparable hotels and resorts revenues increased 0.4% during fiscal 2016 compared to fiscal 2015C.

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

The following table sets forth certain operating statistics, including our average occupancy percentage, our ADR, and our RevPAR, for company-owned properties:

			Change F16 v. F15C
Operating Statistics(1)	F2016	F2015C	Amt.		Pct.

Occupancy percentage	73.9%	73.1%	0.8	pts	1.1%
ADR	$147.67	$144.93	$2.74		1.9%
RevPAR	$109.16	$105.93	$3.23		3.0%

(1)	These operating statistics represent averages of our comparable eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

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

As indicated in the table above, our RevPAR performance was much stronger during the first half of fiscal 2016 compared to the second half of fiscal 2016, driven primarily by increased group and transient business during the first two quarters of the year. Unfortunately, reduced group business negatively impacted several of our hotels during the third and fourth quarters of fiscal 2016 and resulted in a corresponding reduction in food and beverage revenues during the second half of fiscal 2016 compared to the second half of fiscal 2015C. We believe the second half of fiscal 2016 may have been impacted by uncertainty regarding the presidential election and concerns about the economic environment. We also believe the reduced group occupancy during the second half of fiscal 2016 was related to difficult comparisons to the prior year during several months at those particular properties.

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

We completed a renovation of The Skirvin Hilton hotel in Oklahoma City, Oklahoma, which included all of the guest rooms and key public spaces, during the third quarter of fiscal 2016. Operating results at this hotel were negatively impacted by the disruption during the renovation. The AC Hotel Chicago Downtown completed its second year of operation and achieved increased operating performance during fiscal 2016 compared to fiscal 2015C.

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

During fiscal 2016, we ceased management of The Hotel Zamora and Castile Restaurant in St. Pete Beach, Florida and sold all but 0.49% of our 10% minority ownership interest in the property. We have agreed to sell the remaining interest during the next several years. These events did not significantly impact our financial results during fiscal 2016.

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

The following table sets forth certain operating statistics, including our average occupancy percentage, our ADR, and our RevPAR, for company-owned properties. For comparison purposes, all statistics for the Transition Period exclude the additional week of operations:

			Change TP v. PY
Operating Statistics(1)	TP	PY	Amt.		Pct.

Occupancy percentage	77.3%	78.2%	-0.9	pts	-1.2%
ADR	$153.54	$150.00	$3.54		2.4%
RevPAR	$118.70	$117.35	$1.35		1.2%

(1)	These operating statistics represent averages of our comparable eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

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

The following table sets forth certain operating statistics, including our average occupancy percentage, our ADR, and our RevPAR, for company-owned properties:

			Change F15 v. F14
Operating Statistics(1)	F2015	F2014	Amt.		Pct.

Occupancy percentage	74.8%	72.1%	2.7	pts	3.7%
ADR	$140.47	$139.72	$0.75		0.5%
RevPAR	$105.10	$100.81	$4.29		4.3%

(1)	These operating statistics represent averages of our comparable nine distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

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

Liquidity and Capital Resources

Liquidity

Our theatre and hotels and resorts divisions each generate significant and relatively consistent daily amounts of cash, subject to seasonality described above, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of $91 million of unused credit lines at the end of fiscal 2017, are adequate to support the ongoing operational liquidity needs of our businesses during fiscal 2018.

On June 16, 2016, we entered into a five-year, $225 million credit agreement among us and several banks, including JPMorgan Chase Bank, N.A., as Administrative Agent, and U.S. Bank National Association, as Syndication Agent (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility that matures on June 16, 2021 with an initial maximum aggregate amount of availability of $225 million. Availability under the revolving credit facility is reduced by outstanding commercial paper borrowings (none as of December 28, 2017) and outstanding letters of credit ($3.7 million as of December 28, 2017). We may request to increase the aggregate amount of the revolving credit facility and/or term loan commitments under the Credit Agreement, including by the addition of one or more tranches of term loans, by an aggregate amount of up to $75 million, subject to certain conditions, which include, among other things, the absence of any default or event of default under the Credit Agreement.

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

As of December 28, 2017, we were in compliance with the financial covenants set forth in the Credit Agreement. As of December 28, 2017, our consolidated debt to total capitalization ratio was 0.41 and our fixed charge coverage ratio was 5.9. We expect to be able to meet the financial covenants contained in the Credit Agreement during the remainder of fiscal 2018.

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

As of December 28, 2017, the ratio of: (a) consolidated debt (as defined in the Note Purchase Agreement) to consolidated total capitalization (as defined in the Note Purchase Agreement) was 0.41; and (b) consolidated operating cash flow (as defined in the Note Purchase Agreement) to fixed charges (as defined in the Note Purchase Agreement) was 6.0. We expect to be able to meet the financial covenants contained in the Note Purchase Agreement during fiscal 2018.

The majority of our other long-term debt consists of senior notes and mortgages with annual maturities of $12.0 million and $10.0 million in fiscal 2018 and 2019, respectively. A $24.2 million mortgage due in 2017 was replaced with a new $15.0 million mortgage and borrowings under our revolving credit facility in January 2017. A $16.1 million mortgage due in 2017 was extended in December 2017. The senior notes impose various financial covenants applicable to The Marcus Corporation and certain of our subsidiaries. As of December 28, 2017, we were in compliance with all of the financial covenants imposed by the senior notes, and we expect to be able to meet the financial covenants imposed by the senior notes during fiscal 2018.

Financial Condition

Fiscal 2017 versus Fiscal 2016

Net cash provided by operating activities totaled $109.0 million during fiscal 2017 compared to $82.7 million during fiscal 2016, an increase of $26.3 million, or 31.9%. The increase in net cash provided by operating activities was due primarily to increased net earnings and depreciation and amortization and the favorable timing in the payment of accounts payable, taxes other than income and other accrued liabilities, partially offset by a reduction in deferred taxes, the unfavorable timing in the collection of accounts and notes receivable and in the payment of income taxes and accrued compensation.

Net cash used in investing activities during fiscal 2017 totaled $100.2 million compared to $128.6 million during fiscal 2016, a decrease of $28.4 million, or 22.0%. The decrease in net cash used in investing activities was primarily the result of the purchase of the Wehrenberg theatres during fiscal 2016, partially offset by increased capital expenditures during fiscal 2017 compared to fiscal 2016. Increased proceeds from the disposals of property, equipment and other assets and the sale of interests in joint ventures during fiscal 2017 were offset by a significantly smaller decrease in restricted cash during fiscal 2017 compared to fiscal 2016. When we sold the Hotel Phillips in October 2015, the majority of the cash proceeds were held by an intermediary in conjunction with an anticipated Internal Revenue Code §1031 like-kind exchange, where we planned to subsequently purchase other real estate to defer the related tax gain on the sale of the hotel. During fiscal 2016, we successfully reinvested the proceeds in additional real estate within the prescribed time period, and we received the cash held by the intermediary, which resulted in a significant reduction of restricted cash. Proceeds from disposals of property, equipment and other assets of $4.5 million and sale of interests in joint ventures of $6.7 million during fiscal 2017 included proceeds from the sale of two hotel joint ventures, two former theatres, two parcels of excess land at theatre locations and our interest in Movietickets.com. We also sold a partial interest in a joint venture during fiscal 2016 (the Hotel Zamora, St. Pete Beach, Florida), which reduced our net cash used in investing activities during fiscal 2016.

Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $114.8 million during fiscal 2017 compared to $83.6 million during fiscal 2016, an increase of $31.2 million, or 37.3%. We incurred capital expenditures of $23.8 million and $27.9 million, respectively, during fiscal 2017 and fiscal 2016 related to real estate purchases and development costs of three new theatres, one of which opened during the fourth quarter of fiscal 2016 and two of which opened during fiscal 2017. We did not incur any capital expenditures related to developing new hotels during either period. We incurred approximately $93.7 million and $68.8 million, respectively, of capital expenditures during fiscal 2017 and fiscal 2016 in our theatre division, including the aforementioned costs associated with constructing new theatres, as well as costs associated with the addition of DreamLounger recliner seating, our Take Five Lounge, Zaffiro’s Express and Reel Sizzle food and beverage concepts, and UltraScreen DLX and SuperScreen DLX premium large format screens at selected theatres, each as described in the “Current Plans” section of this MD&A. We incurred approximately $20.6 million of capital expenditures in our hotels and resorts division during fiscal 2017, including costs associated with the development of our new SafeHouse Chicago location, our development of new villas at the Grand Geneva Resort & Spa described above and various maintenance capital projects at our owned hotels and resorts. During fiscal 2016, we incurred approximately $14.7 million of capital expenditures in our hotels and resorts division, including costs associated with the renovation of The Skirvin Hilton and SafeHouse Milwaukee, expansion of WHLS and development of our new SafeHouse Chicago, as well as other maintenance capital projects at our company-owned hotels and resorts. As described above, we incurred acquisition-related capital expenditures in our theatre division of $63.8 million during fiscal 2016 (purchase price of $65.0 million, net of a negative working capital balance that we assumed in the transaction). We did not incur any acquisition-related capital expenditures in our theatre division during fiscal 2017. Our current estimated fiscal 2018 capital expenditures, which we anticipate may be in the $65-$80 million range, are described in greater detail in the “Current Plans” section of this MD&A.

Net cash provided by financing activities during fiscal 2017 totaled $4.2 million compared to $42.5 million during fiscal 2016. The decrease in net cash provided by financing activities related primarily to a decrease in our net borrowings on our credit facility during fiscal 2017 compared to fiscal 2016, partially offset by a net increase in our long-term debt during fiscal 2017 compared to a net decrease in long-term debt during fiscal 2016.

We received proceeds from the issuance of long-term debt totaling $65.0 million during fiscal 2017, including the proceeds from our issuance of the Notes. In addition, we repaid a mortgage note that matured in January 2017 with a balance of $24.2 million as of December 29, 2016 during fiscal 2017 and replaced it with borrowings under our revolving credit facility and the issuance of a $15.0 million mortgage note bearing interest at LIBOR plus 2.75%, requiring monthly principal and interest payments and maturing in fiscal 2020. We made principal payments on long-term debt totaling $36.3 million during fiscal 2017 (including the mortgage note repayment described above) compared to payments of $52.3 million during fiscal 2016. Fiscal 2016 repayments included our repayment of a $37.2 million term loan from our prior credit agreement.

We used excess cash during fiscal 2017 and fiscal 2016 to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. In conjunction with the execution of our Credit Agreement in June 2016, we also paid all outstanding borrowings under our prior revolving credit facility and replaced them with borrowings under our new revolving credit facility. We also used borrowings under our revolving credit facility to fund the Wehrenberg acquisition during fiscal 2016 prior to the issuance of the senior notes described above during fiscal 2017. As a result, we added $322.0 million of new short-term borrowings and we made $332.0 million of repayments on short-term borrowings during fiscal 2017 (net decrease in borrowings on our credit facility of $10.0 million) compared to $346.2 million of new short-term borrowings and $236.2 million of repayments on short-term borrowings made during fiscal 2016 (net increase in net borrowings on our credit facility of $110.0 million), accounting for the decrease in net cash provided by financing activities during fiscal 2017.

Our debt-to-capitalization ratio (excluding our capital lease obligations) was 0.40 at December 28, 2017 compared to 0.42 at December 29, 2016. Based upon our current expectations for our fiscal 2018 capital expenditures, we anticipate that our total long-term debt and debt-to-capitalization ratio at the end of our fiscal 2018 may decrease slightly from that as of December 28, 2017. Our actual total long-term debt and debt-to-capitalization ratio at the end of fiscal 2018 are dependent upon, among other things, our actual operating results, capital expenditures, potential acquisitions, asset sales proceeds and potential equity transactions during the year.

We repurchased approximately 29,000 shares of our common stock for approximately $850,000 in conjunction with the exercise of stock options during fiscal 2017. We repurchased approximately 334,000 shares of our common stock for approximately $6.4 million in conjunction with the exercise of stock options and the purchase of shares in the open market during fiscal 2016. As of December 28, 2017, approximately 2.9 million shares of our common stock remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.

We paid regular quarterly dividends totaling $13.5 million and $12.0 million, respectively, during fiscal 2017 and fiscal 2016. During the first quarter of fiscal 2017, we increased our regular quarterly common stock cash dividend by 11.1% to $0.125 per common share. During the first quarter of fiscal 2018, we increased our regular quarterly common stock cash dividend by an additional 20.0% to $0.15 per common share. During fiscal 2017 and fiscal 2016, we made distributions to noncontrolling interests of $20,000 and $448,000, respectively.

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

Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $83.6 million during fiscal 2016 compared to $84.6 million during fiscal 2015C, a decrease of $1.0 million, or 1.1%. We incurred capital expenditures of $27.9 million during fiscal 2016 related to real estate purchases and development costs of three new theatres, one of which opened during the fourth quarter of fiscal 2016 and two of which are currently under construction. Approximately $14.6 million of our capital expenditures during fiscal 2015C were related to the development of a new theatre that opened in May 2015. We did not incur any capital expenditures related to developing new hotels during either period. We incurred approximately $68.8 million and $57.3 million, respectively, of capital expenditures during fiscal 2016 and fiscal 2015C in our theatre division, including the aforementioned costs associated with constructing new theatres, as well as costs associated with the addition of DreamLounger recliner seating, our Take Five Lounge, Zaffiro’s Express, Reel Sizzle and Big Screen Bistro food and beverage concepts, and UltraScreen DLX and SuperScreen DLX premium large format screens at selected theatres, each as described in the “Current Plans” section of this MD&A. We incurred approximately $14.7 million of capital expenditures in our hotels and resorts division during fiscal 2016, including costs associated with the renovation of The Skirvin Hilton and SafeHouse Milwaukee, expansion of WHLS and development of our new SafeHouse Chicago, as well as other maintenance capital projects at our company-owned hotels and resorts. During fiscal 2015C, we incurred approximately $26.9 million of capital expenditures in our hotels and resorts division, including costs associated with the completion of the conversion of our Chicago hotel into an AC Hotel by Marriott, the commencement of our renovation of The Skirvin Hilton, and our acquisition of the SafeHouse Milwaukee, as well as other maintenance capital projects at our company-owned hotels and resorts. As described above, we incurred acquisition-related capital expenditures in our theatre division of $63.8 million during fiscal 2016 (purchase price of $65.0 million, net of a negative working capital balance that we assumed in the transaction). We did not incur any acquisition-related capital expenditures in our theatre division during fiscal 2015C.

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

Net cash used in investing activities during the Transition Period totaled $40.8 million compared to $36.0 million during the prior year comparable period, an increase of $4.8 million, or 13.6%. The increase in net cash used in investing activities was primarily the result of an increase in capital expenditures, partially offset by an increase in proceeds from disposals of property, equipment and other assets, net of proceeds held by an intermediary during the Transition Period. Proceeds from the disposal of property, equipment and other assets of $14.0 million during the Transition Period related primarily to the sale of the Hotel Phillips and a former theatre location. A portion of the proceeds from the sale of the Hotel Phillips were held by an intermediary in conjunction with an expected Internal Revenue Code §1031 tax-deferred like-kind exchange transaction during fiscal 2016. We also purchased an interest in a joint venture during the Transition Period (the Omaha Marriott Downtown at The Capitol District hotel, Omaha, Nebraska) and during the prior year comparable period (the Hotel Zamora, St. Pete Beach, Florida) that contributed to our net cash used in investing activities during both periods.

Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $44.5 million during the Transition Period compared to $33.9 million during the prior year comparable period, an increase of $10.6 million, or 31.3%. We incurred capital expenditures of $3.2 million and $4.1 million, respectively, related to the development of a new theatre during the Transition Period and prior year comparable period. We did not incur any capital expenditures related to developing new hotels during either period. We incurred approximately $28.0 million and $21.0 million, respectively, of capital expenditures during the Transition Period and prior year comparable period in our theatre division, including the aforementioned costs associated with constructing a new theatre in Sun Prairie, Wisconsin, as well as costs associated with the addition of DreamLounger recliner seating, our Take Five Lounge, Zaffiro’s Express and Big Screen Bistro food and beverage concepts, and UltraScreen DLX, SuperScreen DLX and UltraScreen premium large format screens at selected theatres, each as described in the “Current Plans” section of this MD&A. We incurred approximately $13.4 million of capital expenditures in our hotels and resorts division during the Transition Period, including costs associated with the completion of the conversion of our Chicago hotel into an AC Hotel by Marriott and our acquisition of the SafeHouse, as well as other maintenance capital projects at our company-owned hotels and resorts. During the prior year comparable period, we incurred approximately $11.8 million of capital expenditures in our hotels and resorts division, including costs associated with the completion of the fiscal 2014 renovation of the tower guest rooms of The Pfister Hotel in Milwaukee, Wisconsin, completion of the renovation of The Lincoln Marriott Cornhusker Hotel in Lincoln, Nebraska, and the commencement of the conversion of our Chicago hotel into an AC Hotel by Marriott, as well as other maintenance capital projects at our company-owned hotels and resorts. We did not incur any acquisition-related capital expenditures in our theatre division during the Transition Period or the prior year comparable period.

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

Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $75.0 million during fiscal 2015 compared to $56.7 million during fiscal 2014, an increase of $18.3 million, or 32.3%. We incurred capital expenditures of $15.5 million and $3.2 million, respectively, related to the development of a new theatre during fiscal 2015 and fiscal 2014. We did not incur any capital expenditures related to developing new hotels during fiscal 2015 or fiscal 2014. We incurred approximately $49.8 million and $38.0 million, respectively, of capital expenditures during fiscal 2015 and fiscal 2014 in our theatre division, including the aforementioned costs associated with constructing a new theatre in Sun Prairie, Wisconsin, as well as costs associated with the addition of DreamLounger recliner seating, our Take Five Lounge, Zaffiro’s Express and Big Screen Bistro food and beverage concepts, and UltraScreen DLX, SuperScreen DLX and UltraScreen premium large format screens at selected theatres, each as described in the “Current Plans” section of this MD&A. We incurred approximately $23.6 million of capital expenditures in our hotels and resorts division during fiscal 2015, including costs related to the conversion of our Chicago hotel into an AC Hotel by Marriott and costs related to completing renovations at The Pfister Hotel and The Lincoln Marriott Cornhusker Hotel. During fiscal 2014, we incurred approximately $18.5 million of capital expenditures in our hotels and resorts division, including costs associated with renovations at The Lincoln Marriott Cornhusker Hotel and The Pfister Hotel, as well as other maintenance capital projects at our company-owned hotels and resorts. We did not incur any acquisition-related capital expenditures in our theatre division or hotels and resorts division during fiscal 2015 or fiscal 2014.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The following schedule details our contractual obligations at December 28, 2017 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$301,829	$12,016	$34,384	$151,977	$103,452
Interest on fixed-rate long term debt(1)	43,548	6,739	11,647	9,819	15,343
Pension obligations	37,639	1,347	2,933	2,973	30,386
Operating lease obligations	121,080	11,426	20,015	17,798	71,841
Capital lease obligations	34,657	3,127	6,155	5,500	19,875
Construction commitments	2,505	2,505	-	-	-
Total contractual obligations	$541,258	$37,160	$75,134	$188,067	$240,897

(1)	Interest on variable-rate debt obligations is excluded due to significant variations that may occur in each year related to the amount of variable-rate debt and the accompanying interest rate.

As of December 28, 2017, we had an additional capital lease obligation of $9.6 million related to digital cinema equipment. The maximum amount we could be required to pay under this obligation is approximately $6.2 million per year until the obligation is fully satisfied. We believe the possibility of making any payments on this obligation is remote. Additional detail describing this obligation is included in Note 6 to our consolidated financial statements.

Additional detail describing our long-term debt is included in Note 6 to our consolidated financial statements.

As of December 28, 2017, we had no additional material purchase obligations other than those created in the ordinary course of business related to property and equipment, which generally have terms of less than 90 days. We had long-term obligations related to our employee benefit plans, which are discussed in detail in Note 8 to our consolidated financial statements. We have not included uncertain tax obligations in the table of contractual obligations set forth above due to uncertainty as to the timing of any potential payments.

As of December 28, 2017, we had approximately three years remaining on our office lease, which reflected the amendment and extension of the term of the lease that we entered into on June 1, 2012.

As of December 28, 2017, we had no debt or lease guarantee obligations.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, and we manage our exposure to this market risk by monitoring available financing alternatives.

Variable interest rate debt outstanding as of December 28, 2017 was $144.9 million, carried an average interest rate of 2.8% and represented 47.9% of our total debt portfolio. After adjusting for an outstanding swap agreement described below, variable interest rate debt outstanding as of December 28, 2017 was $119.9 million, carried an average interest rate of 2.9% and represented 39.6% of our total debt portfolio. Our earnings are affected by changes in short-term interest rates as a result of our borrowings under our revolving credit facility. Based upon the interest rates in effect on our variable rate debt outstanding as of December 28, 2017, a 100 basis point increase in market interest rates would increase our annual interest expense by $1.4 million.

Fixed interest rate debt totaled $157.6 million as of December 28, 2017, carried an average interest rate of 4.6% and represented 52.1% of our total debt portfolio. After adjusting for an outstanding swap agreement described below, fixed interest rate debt totaled $182.6 million as of December 28, 2017, carried an average interest rate of 4.3% and represented 60.4% of our total debt portfolio. Fixed interest rate debt included the following: senior notes bearing interest semiannually at fixed rates ranging from 4.02% to 6.55%, maturing in fiscal 2018 through 2027; and fixed rate mortgages and other debt instruments bearing interest from 3.00% to 5.75%, maturing in fiscal 2025 and 2042. The fair value of our fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 28, 2017, the fair value of our $129.1 million of senior notes was approximately $125.2 million. Based upon the respective rate and prepayment provisions of our remaining fixed interest rate mortgage and unsecured term note at December 28, 2017, the carrying amounts of such debt approximated fair value as of such date.

The variable interest rate debt and fixed interest rate debt outstanding as of December 28, 2017 matures as follows (in thousands):

	F2018	F2019	F2020	F2021	F2022	Thereafter	Total
Variable interest rate	$164	$174	$14,521	$130,000	$-	$-	$144,859
Fixed interest rate	11,996	9,922	9,965	11,015	11,065	103,615	157,578
Debt issuance costs	(144)	(141)	(57)	(52)	(51)	(163)	(608)
Total debt	$12,016	$9,955	$24,429	$140,963	$11,014	$103,452	$301,829

We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments. Payments or receipts on the agreements are recorded as adjustments to interest expense. We had one outstanding interest rate swap agreement at December 28, 2017 covering $25.0 million, expiring on January 22, 2018. Under this swap agreement, we pay a defined fixed rate while receiving a defined variable rate based on LIBOR, effectively converting $25.0 million of our borrowing under our Credit Agreement to a fixed rate. The swap agreement did not materially impact our fiscal 2017 earnings and we do not expect it to have any material impact on our fiscal 2018 earnings.

Subsequent to December 28, 2017, we entered into two interest rate swap agreements covering $50.0 million of floating rate debt which will require us to pay interest at a defined fixed rate while receiving interest at a defined variable rate of one-month LIBOR. The first swap has a notional amount of $25.0 million, expires on March 1, 2021 and has a fixed rate of 2.559%. The second swap has a notional amount of $25.0 million, expires on March 1, 2023 and has a fixed rate of 2.687%. We anticipate that the interest rates swaps will be considered effective for accounting purposes and will qualify as cash flow hedges. We do not expect the interest rate swaps to have a material effect on earnings within the next 12 months.

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

•	We review long-lived assets, including fixed assets, goodwill and investments in joint ventures, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. In assessing the recoverability of these assets, we must make assumptions regarding the estimated future cash flows and other factors that a market participant would make to determine the fair value of the respective assets. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance and anticipated sales prices. Our estimates of undiscounted cash flows are sensitive to assumed revenue growth rates and may differ from actual cash flows due to factors such as economic conditions, changes to our business model or changes in our operating performance and anticipated sales prices. For long-lived assets other than goodwill, if the sum of the undiscounted estimated cash flows (excluding interest) is less than the current carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. During fiscal 2015, we recorded a before-tax impairment charge of $2.9 million related to a hotel and several former theatre locations. This same impairment charge also impacted fiscal 2015C results.

•	Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level. When reviewing goodwill for impairment, we consider the amount of excess fair value over the carrying value of the reporting unit, the period of time since the last quantitative test, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, we assess numerous factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. Examples of qualitative factors that we assess include our share price, our financial performance, market and competitive factors in our industry, and other events specific to the reporting unit. If we conclude that it is more likely than not that the fair value of our reporting unit is less than its carrying value, we perform a two-step quantitative test by comparing the carrying value of the reporting unit to the estimated fair value. Primarily all of our goodwill relates to our theatre segment. The fair value of our theatre reporting unit exceeded our carrying value for fiscal 2017, fiscal 2016, the Transition Period and fiscal 2015 by a substantial amount.

•	Depreciation expense is based on the estimated useful life of our assets. The life of the assets is based on a number of assumptions, including cost and timing of capital expenditures to maintain and refurbish the asset, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of the assets.

Accounting Changes

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date, to defer the effective date of the new revenue recognition standard by one year. The new standard is effective for us in fiscal 2018. The guidance may be adopted using either a full retrospective or modified retrospective approach. We have selected the modified retrospective method for adoption of ASU No. 2014-09 and its related ASU amendments. Under this method, we will recognize the cumulative effect of the changes in retained earnings at the date of adoption, but will not restate prior periods.

We have performed a review of the requirements of ASU 2014-09 and its related ASUs. In preparation for adoption of the new standard, we have reviewed our key revenue streams and related customer contracts and have applied the five-step model of the standard to these revenue streams and compared the results to our current accounting practices. We believe that the adoption of the new standard will primarily impact our accounting for our loyalty programs and ticketing surcharge revenue. While we do not believe the adoption of ASU 2014-09 will have a material impact on our results of operations or cash flows, we do expect the new guidance to impact our classification of revenue and related expenses. We currently expect the following impacts:

•	In accordance with the new guidance, the portion of Theatre admission revenues, Theatre concession revenues and Food and beverage revenues attributable to loyalty points earned by customers will be deferred as a reduction of these revenues until reward redemption. Through December 28, 2017, we recorded the estimated incremental cost of redeeming loyalty points at the time they were earned in Advertising and marketing expense. We believe adoption of the standard will result in an immaterial reduction of Theatre admission revenues and a corresponding immaterial increase in Theatre concession revenues with an offsetting increase in other long-term liabilities based upon historical customer reward redemption patterns.

•	We currently record internet ticket fee revenues net of third-party commission or service fees. In accordance with ASU 2014-09, we believe that we are the principal (as opposed to agent) in the arrangement with third-party internet ticketing companies in regards to sale of internet tickets to customers, and therefore, expect to recognize ticket fee revenue based on a gross transaction price. This change will have the effect of increasing other revenues and other operating expense but will have no impact on net earnings or cash flows from operations.

We expect to record a one-time cumulative effect reduction to retained earnings of approximately $3,500,000 during the first quarter of fiscal 2018 related to the adoption of ASU 2014-09.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new standard is effective for us beginning in fiscal 2018. The standard must be applied using a retrospective transition method for each period presented. We do not believe the new standard will have a material effect on our consolidated financial statements or related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230)- Restricted Cash. ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As such, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and ending of period total amount shown on the statement of cash flows. The new standard is effective for us in fiscal 2018 and must be applied on a retrospective basis. We reported a $967,000 and $12,553,000 investing cash inflow related to a change in restricted cash for the periods ended December 28, 2017 and December 29, 2016, respectively. Subsequent to the adoption of ASU No. 2016-18, the change in restricted cash would be excluded from the change in cash flows from investing activities and included in the change in total cash, restricted cash and cash equivalents as reported in the statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance and providing a more robust framework to assist reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for us in fiscal 2018 and must be applied prospectively. We will evaluate the effect the new standard will have on our consolidated financial statements prospectively as transactions occur.

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

In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets). ASU No. 2017-05 clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term “in-substance nonfinancial asset.” It also covers the transfer of nonfinancial assets to another entity in exchange for a non-controlling ownership interest in that entity. The new guidance is effective for interim and annual periods beginning after December 15, 2017. We do not believe that the adoption of the new standard will have a material effect on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Benefit Cost. The ASU requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are to be presented separately, in an appropriately titled line item outside of any subtotal of operating income or disclosed in the footnotes. The standard also limits the amount eligible for capitalization to the service cost component. The standard is effective for us in fiscal 2018. We recorded expenses of $1,712,000 and $1,519,000 in operating income for the periods ended December 28, 2017 and December 29, 2016, respectively, that will be excluded from operating income upon the adoption of ASU No. 2017-07.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce both the diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU No. 2017-09 is effective for us in fiscal 2018 and must be applied prospectively to an award modified on or after the adoption date. We do not believe the new standard will have a material effect on our consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in Accounting Standards Codification 815, Derivatives and Hedging (Topic 815). ASU No. 2017-12 is designed to improve the transparency and understandability of information about an entity’s risk management activities and to reduce the complexity of and simplifying the application of hedge accounting. ASU No 2017-12 is effective for us in fiscal 2019 and early adoption is permitted. We do not believe the new standard will have a material effect on our consolidated financial statements.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 28, 2017. The Company’s auditors, Deloitte & Touche LLP, have issued an attestation report on our internal control over financial reporting. That attestation report is set forth in this Item 8.

Gregory S. Marcus President and Chief Executive Officer	Douglas A. Neis Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of The Marcus Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Marcus Corporation and subsidiaries (the "Company") as of December 28, 2017 and December 29, 2016 and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended December 28, 2017, the 31 week period ended December 31, 2015 and for the year ended May 28, 2015, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2017 and December 29, 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 28, 2017, the 31 week period ended December 31, 2015 and for the year ended May 28, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 13, 2018

We have served as the Company's auditor since 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of The Marcus Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Marcus Corporation and subsidiaries (the "Company") as of December 28, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2017 of the Company and our report dated March 13, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 13, 2018

THE MARCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 28, 2017	December 29, 2016
Assets
Current assets:
Cash and cash equivalents (Note 1)	$16,248	$3,239
Restricted cash (Note 1)	4,499	5,466
Accounts and notes receivable, net of reserves (Note 5)	27,230	14,761
Refundable income taxes	15,335	1,672
Other current assets (Note 1)	13,409	11,005
Total current assets	76,721	36,143

Property and equipment, net (Note 5)	860,064	789,198

Other assets:
Investments in joint ventures (Note 11)	4,239	6,096
Goodwill (Note 1)	43,492	43,735
Other (Note 5)	33,281	36,094
Total other assets	81,012	85,925
Total assets	$1,017,797	$911,266

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$51,541	$31,206
Taxes other than income taxes	19,638	17,261
Accrued compensation	15,627	17,007
Other accrued liabilities (Note 1)	53,291	46,561
Current portion of capital lease obligations (Note 6)	7,570	6,598
Current maturities of long-term debt (Note 6)	12,016	12,040
Total current liabilities	159,683	130,673

CAPITAL LEASE OBLIGATIONS (Note 6)	28,282	26,106

Long-term debt (Note 6)	289,813	271,343

Deferred income taxes (Note 9)	38,233	46,433

Deferred compensation and other (Note 8)	56,662	45,064

commitments AND license rights (Note 10)

equity (Note 7):
Shareholders’ equity attributable to The Marcus Corporation Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	–	–
Common Stock:
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,655,517 shares at December 28, 2017 and 22,489,976 shares at December 29, 2016	22,656	22,490
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,533,996 at December 28, 2017 and 8,699,540 shares at December 29, 2016	8,534	8,700
Capital in excess of par	61,452	58,584
Retained earnings	403,206	351,220
Accumulated other comprehensive loss	(7,425)	(5,066)
	488,423	435,928
Less cost of Common Stock in treasury (3,335,745 shares at December 28, 2017, and 3,517,951 shares at December 29, 2016)	(43,399)	(45,816)
Total shareholders’ equity attributable to The Marcus Corporation	445,024	390,112
Noncontrolling interests	100	1,535
Total equity	445,124	391,647
Total liabilities and shareholders’ equity	$1,017,797	$911,266

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Year Ended		31 Weeks Ended	Year Ended
	December 28,	December 29,	December 31,	May 28,
	2017	2016	2015	2015
Revenues:
Theatre admissions	$227,091	$186,768	$104,606	$157,254
Rooms	106,876	105,167	70,093	109,660
Theatre concessions	148,989	120,975	69,206	98,746
Food and beverage	70,627	67,551	44,590	67,174
Other revenues	69,131	63,403	35,772	55,233
Total revenues	622,714	543,864	324,267	488,067

Costs and expenses:
Theatre operations	197,270	160,729	91,747	134,946
Rooms	40,286	40,213	24,933	42,579
Theatre concessions	43,634	32,407	19,958	27,032
Food and beverage	59,375	55,526	34,656	55,215
Advertising and marketing	23,960	21,582	14,842	25,265
Administrative	68,666	63,620	36,392	53,247
Depreciation and amortization	51,719	41,832	23,815	38,361
Rent (Note 10)	11,869	8,384	5,040	8,591
Property taxes	18,815	16,257	8,630	15,001
Other operating expenses	31,525	33,360	19,582	34,268
Impairment charge (Note 2)	–	–	–	2,919
Total costs and expenses	547,119	473,910	279,595	437,424

OPERATING INCOME	75,595	69,954	44,672	50,643

OTHER INCOME (EXPENSE):
Investment income	588	298	15	252
Interest expense	(12,100)	(9,176)	(5,933)	(9,926)
Gain (loss) on disposition of property, equipment and other assets	3,981	(844)	(490)	(1,463)
Equity earnings (losses) from unconsolidated joint ventures, net (Note 11)	46	301	(36)	(186)
	(7,485)	(9,421)	(6,444)	(11,323)
Earnings before income taxes	68,110	60,533	38,228	39,320
Income taxes (Note 9)	3,625	22,994	14,785	15,678
NET EARNINGS	64,485	37,539	23,443	23,642
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(511)	(363)	(122)	(353)
NET EARNINGS ATTRIBUTABLE TO THE MARCUS CORPORATION	$64,996	$37,902	$23,565	$23,995

net earnings per share – BASIC:
Common Stock	$2.42	$1.41	$0.88	$0.90
Class B Common Stock	2.17	1.28	0.80	0.82

net earnings per share – DILUTED:
Common Stock	$2.29	$1.36	$0.84	$0.87
Class B Common Stock	2.13	1.27	0.79	0.81

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended		31 Weeks Ended	Year Ended
	December 28,	December 29,	December 31,	May 28,
	2017	2016	2015	2015

NET EARNINGS	$64,485	$37,539	$23,443	$23,642

OTHER COMPREHENSIVE INCOME (LOSS):

Change in unrealized gain on available for sale investments, net of tax effect (benefit) of $(9), $9, $0 and $0, respectively	(14)	14	–	–

Pension loss arising during period, net of tax benefit of $1,685, $40, $42 and $570, respectively	(2,559)	(42)	(62)	(902)

Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $142, $55, $84 and $127, respectively	214	58	127	199

Pension curtailment gain, net of tax effect of $0, $127, $0 and $0	–	134	–	–

Fair market value adjustment of interest rate swap, net of tax benefit of $0, $95, $25 and $110, respectively (Note 6)	–	(143)	(39)	(169)

Reclassification adjustment on interest rate swap included in interest expense, net of tax effect of $0, $25, $43 and $77, respectively (Note 6)	–	38	65	118

Reclassification adjustment related to interest rate swap de-designation, net of tax effect of $0, $63, $0 and $0	–	96	–	–

Other comprehensive income (loss)	(2,359)	155	91	(754)
COMPREHENSIVE INCOME	62,126	37,694	23,534	22,888

COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(511)	(363)	(122)	(353)

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE MARCUS CORPORATION	$62,637	$38,057	$23,656	$23,241

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity Attributable to The Marcus Corporation	Non- controlling Interests	Total Equity
BALANCES AT MAY 29, 2014	$22,458	$8,732	$53,844	$294,334	$(4,558)	$(48,599)	$326,211	$3,768	$329,979
Cash dividends:
$.35 per share Class B Common Stock	–	–	–	(3,092)	–	–	(3,092)	–	(3,092)
$.39 per share Common Stock	–	–	–	(7,298)	–	–	(7,298)	–	(7,298)
Exercise of stock options	–	–	(66)	–	–	3,030	2,964	–	2,964
Purchase of treasury stock	–	–	–	–	–	(1,092)	(1,092)	–	(1,092)
Savings and profit-sharing contribution	–	–	320	–	–	568	888	–	888
Reissuance of treasury stock	–	–	91	–	–	227	318	–	318
Issuance of non-vested stock	–	–	(289)	–	–	289	–	–	–
Share-based compensation	–	–	1,499	–	–	–	1,499	–	1,499
Other	–	–	140	–	–	–	140	–	140
Conversions of Class B Common Stock	21	(21)	–	–	–	–	–	–	–
Distributions to noncontrolling interest	–	–	–	–	–	–	–	(959)	(959)
Comprehensive income (loss)	–	–	–	23,995	(754)	–	23,241	(353)	22,888
BALANCES AT MAY 28, 2015	22,479	8,711	55,539	307,939	(5,312)	(45,577)	343,779	2,456	346,235
Cash dividends:
$.19 per share Class B Common Stock	–	–	–	(1,663)	–	–	(1,663)	–	(1,663)
$.21 per share Common Stock	–	–	–	(3,969)	–	–	(3,969)	–	(3,969)
Exercise of stock options	–	–	(2)	–	–	862	860	–	860
Purchase of treasury stock	–	–	–	–	–	(75)	(75)	–	(75)
Reissuance of treasury stock	–	–	99	–	–	152	251	–	251
Issuance of non-vested stock	–	–	(192)	–	–	192	–	–	–
Share-based compensation	–	–	975	–	–	–	975	–	975
Other	–	–	55	(517)	–	–	(462)	517	55
Distributions to noncontrolling interest	–	–	–	–	–	–	–	(505)	(505)
Comprehensive income (loss)	–	–	–	23,565	91	–	23,656	(122)	23,534
BALANCES AT DECEMBER 31, 2015	22,479	8,711	56,474	325,355	(5,221)	(44,446)	363,352	2,346	365,698
Cash dividends:
$.41 per share Class B Common Stock	–	–	–	(3,560)	–	–	(3,560)	–	(3,560)
$.45 per share Common Stock	–	–	–	(8,477)	–	–	(8,477)	–	(8,477)
Exercise of stock options	–	–	116	–	–	3,870	3,986	–	3,986
Purchase of treasury stock	–	–	–	–	–	(6,389)	(6,389)	–	(6,389)
Savings and profit-sharing contribution	–	–	304	–	–	601	905	–	905
Reissuance of treasury stock	–	–	120	–	–	180	300	–	300
Issuance of non-vested stock	–	–	(368)	–	–	368	–	–	–
Share-based compensation	–	–	1,899	–	–	–	1,899	–	1,899
Other	–	–	39	–	–	–	39	–	39
Conversions of Class B Common Stock	11	(11)	–	–	–	–	–	–	–
Distributions to noncontrolling interest	–	–	–	–	–	–	–	(448)	(448)
Comprehensive income (loss)	–	–	–	37,902	155	–	38,057	(363)	37,694
BALANCES AT DECEMBER 29, 2016	22,490	8,700	58,584	351,220	(5,066)	(45,816)	390,112	1,535	391,647
Cash dividends:
$.45 per share Class B Common Stock	–	–	–	(3,929)	–	–	(3,929)	–	(3,929)
$.50 per share Common Stock	–	–	–	(9,575)	–	–	(9,575)	–	(9,575)
Exercise of stock options	–	–	105	–	–	2,166	2,271	–	2,271
Purchase of treasury stock	–	–	–	–	–	(850)	(850)	–	(850)
Savings and profit-sharing contribution	–	–	600	–	–	424	1,024	–	1,024
Reissuance of treasury stock	–	–	253	–	–	176	429	–	429
Issuance of non-vested stock	–	–	(501)	–	–	501	–	–	–
Share-based compensation	–	–	2,411	–	–	–	2,411	–	2,411
Purchase of noncontrolling interest	–	–	–	494	–	–	494	(904)	(410)
Conversions of Class B Common Stock	166	(166)	–	–	–	–	–	–	–
Distributions to noncontrolling interest	–	–	–	–	–	–	–	(20)	(20)
Comprehensive income (loss)	–	–	–	64,996	(2,359)	–	62,637	(511)	62,126
BALANCES AT DECEMBER 28, 2017	$22,656	$8,534	$61,452	$403,206	$(7,425)	$(43,399)	$445,024	$100	$445,124

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended		31 Weeks Ended	Year Ended
	December 28,	December 29,	December 31,	May 28,
	2017	2016	2015	2015
Operating activities
Net earnings	$64,485	$37,539	$23,443	$23,642
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses (earnings) on investments in joint ventures	(46)	(301)	36	186
Distributions from joint ventures	377	560	152	166
Loss (gain) on disposition of property, equipment and other assets	(3,981)	844	490	1,463
Impairment charge	–	–	–	2,919
Amortization of favorable lease right	334	334	194	334
Depreciation and amortization	51,719	41,832	23,815	38,361
Amortization of debt issuance costs	308	303	258	449
Share-based compensation	2,411	1,899	975	1,499
Deferred income taxes	(6,438)	3,022	(1,079)	5,614
Deferred compensation and other	911	577	1,564	3,531
Contribution of the Company’s stock to savings and profit-sharing plan	1,024	905	–	888
Changes in operating assets and liabilities:
Accounts and notes receivable	(8,852)	(1,486)	2,967	(5,627)
Other current assets	(2,268)	(2,465)	(388)	(845)
Accounts payable	15,015	(1,978)	(665)	2,355
Income taxes	(13,663)	(5,124)	7,567	(925)
Taxes other than income taxes	2,377	(373)	2,550	766
Accrued compensation	(1,380)	4,738	(3,085)	2,440
Other accrued liabilities	6,703	1,829	8,016	3,236
Total adjustments	44,551	45,116	43,367	56,810
Net cash provided by operating activities	109,036	82,655	66,810	80,452

Investing activities
Capital expenditures	(114,804)	(83,606)	(44,452)	(74,988)
Purchase of theatres, net of cash acquired and working capital assumed	–	(63,766)	–	–
Proceeds from disposals of property, equipment and other assets	4,524	1,560	13,977	226
Decrease (increase) in restricted cash	967	12,553	(9,259)	(728)
Decrease (increase) in other assets	911	3,572	495	(786)
Capital contribution in joint venture	(111)	–	–	(399)
Purchase of interest in joint venture	–	–	(1,600)	(1,500)
Contribution received from local government	1,545	–	–	–
Proceeds from sale of interests in joint ventures	6,729	1,100	–	–
Net cash used in investing activities	(100,239)	(128,587)	(40,839)	(78,175)

Financing activities
Debt transactions:
Proceeds from borrowings on revolving credit facility	322,000	346,188	108,500	162,500
Repayment of borrowings on revolving credit facility	(332,000)	(236,188)	(126,500)	(148,500)
Proceeds from issuance of long-term debt	65,000	–	–	–
Principal payments on long-term debt	(36,300)	(52,335)	(3,339)	(7,176)
Principal payments on capital lease obligations	(1,986)	–	–	–
Debt issuance costs	(418)	(578)	–	–
Equity transactions:
Treasury stock transactions, except for stock options	(421)	(6,089)	594	(773)
Exercise of stock options	2,271	3,986	860	2,964
Dividends paid	(13,504)	(12,037)	(5,632)	(10,390)
Distributions to noncontrolling interest	(20)	(448)	(505)	(959)
Purchase of noncontrolling interest	(410)	–	–	–
Net cash provided by (used in) financing activities	4,212	42,499	(26,022)	(2,334)
Net increase (decrease) in cash and cash equivalents	13,009	(3,433)	(51)	(57)
Cash and cash equivalents at beginning of year	3,239	6,672	6,723	6,780
Cash and cash equivalents at end of year	$16,248	$3,239	$6,672	$6,723

Supplemental Information:
Change in accounts payable for additions to property and equipment	$5,320	$3,417	$(7,370)	$3,467
Capital leases acquired	6,173	17,511	–	–
Capital lease extensions	3,675	–	–	–
Non-cash contribution in joint venture	-	–	400	–

See accompanying notes.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business - The Marcus Corporation and its subsidiaries (the “Company”) operate principally in two business segments:

Theatres: Operates multiscreen motion picture theatres in Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota and Ohio, a family entertainment center in Wisconsin and a retail center in Missouri.

Hotels and Resorts: Owns and operates full service hotels and resorts in Wisconsin, Illinois, Oklahoma and Nebraska and manages full service hotels, resorts and other properties in Wisconsin, Minnesota, Texas, Nevada, California and North Carolina.

Principles of Consolidation - The consolidated financial statements include the accounts of The Marcus Corporation and all of its subsidiaries, including a 50% owned joint venture entity in which the Company has a controlling financial interest. The Company has ownership interests greater than 50% in one joint venture that is considered a Variable Interest Entity (VIE) that is also included in the accounts of the Company. The Company is the primary beneficiary of the VIE and the Company’s interest is considered a majority voting interest. The equity interest of outside owners in consolidated entities is recorded as noncontrolling interests in the consolidated balance sheets, and their share of earnings is recorded as net earnings (losses) attributable to noncontrolling interests in the consolidated statements of earnings in accordance with the partnership agreements. In fiscal 2017, the Company purchased the noncontrolling interest of a joint venture from its former partner.

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

Fiscal Years - In October 2015, the Company’s Board of Directors approved a change in the Company’s fiscal year-end from the last Thursday in May to the last Thursday in December. The Company reports on a 52/53-week year. In this Annual Report on Form 10-K, (1) references to fiscal 2017 refer to the 52-week year ended December 28, 2017, (2) references to fiscal 2016 refer to the 52-week year ended December 29, 2016, (3) references to the Transition Period refer to the 31 week transition period from May 29, 2015 to December 31, 2015, and (4) references to fiscal 2015 refer to the 52-week year ended May 28, 2015. Fiscal 2018 will be a 52-week year ending on December 27, 2018.

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At December 28, 2017 and December 29, 2016, respectively, the Company’s $70,000 and $93,000 of available for sale securities were valued using Level 1 pricing inputs and were included in other long-term assets. At December 28, 2017 and December 29, 2016, respectively, the Company’s $3,983,000 and $1,927,000 of trading securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 - Assets or liabilities for which fair value is based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date. At December 28, 2017 and December 29, 2016, respectively, the $13,000 and $6,000 asset related to the Company’s interest rate hedge contract was valued using Level 2 pricing inputs.

Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At December 28, 2017 and December 29, 2016, none of the Company’s recorded assets or liabilities were valued using Level 3 pricing inputs, other than those discussed in Note 3.

The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable) approximates fair value. The fair value of the Company’s $129,143,000 of senior notes, valued using Level 2 pricing inputs, is approximately $125,188,000 at December 28, 2017, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The carrying amounts of the Company’s remaining long-term debt approximate their fair values, determined using current rates for similar instruments, or Level 2 pricing inputs.

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

Inventory – Inventories, consisting of food and beverage and concession items, are stated at the lower of cost or market. Cost has been determined using the first-in, first-out method. Inventories of $4,062,000 and $4,437,000 as of December 28, 2017 and December 29, 2016, respectively, were included in other current assets.

Property and Equipment - The Company states property and equipment at cost. Major renewals and improvements are capitalized, while maintenance and repairs that do not improve or extend the lives of the respective assets are expensed currently. Included in property and equipment are assets related to capital leases. These assets are depreciated over the shorter of the estimated useful lives or related lease terms.

Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the following estimated useful lives or any related lease terms:

Years
Land improvements	10 - 20
Buildings and improvements	12 - 39
Leasehold improvements	3 - 40
Furniture, fixtures and equipment	3 - 20

Depreciation expense totaled $51,542,000, $42,085,000, $23,893,000 and $38,368,000 for fiscal 2017, fiscal 2016, the Transition Period and fiscal 2015, respectively.

Long-Lived Assets - The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. For the purpose of determining fair value, defined as the amount at which an asset or group of assets could be bought or sold in a current transaction between willing parties, the Company utilizes currently available market valuations of similar assets in its respective industries, often expressed as a given multiple of operating cash flow. The Company evaluated the ongoing value of its property and equipment and other long-lived assets during fiscal 2017, fiscal 2016, the Transition Period and fiscal 2015 and determined that there was no impact on the Company’s results of operations, other than the impairment charges discussed in Note 2.

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

Goodwill - The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performs its annual impairment test on the last day of its fiscal year. Consistent with the fiscal year change, the annual impairment testing has been changed to the last day of its new fiscal year-end. The Company believes performing the test at the end of the fiscal year is preferable as the test is predicated on qualitative factors which are developed and finalized near fiscal year-end. Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level. When reviewing goodwill for impairment, the Company considers the amount of excess fair value over the carrying value of the reporting unit, the period of time since its last quantitative test, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, the Company assesses numerous factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying value. Examples of qualitative factors that the Company assesses include its share price, its financial performance, market and competitive factors in its industry, and other events specific to the reporting unit. If the Company concludes that it is more likely than not that the fair value of its reporting unit is less than its carrying value, the Company performs a two-step quantitative impairment test by comparing the carrying value of the reporting unit to the estimated fair value. No impairment was identified as of December 28, 2017 or December 29, 2016. The Company has never recorded a goodwill impairment loss.

A summary of the Company’s goodwill activity is as follows:

	December 28, 2017	December 29, 2016	December 31, 2015	May 28, 2015
	(in thousands)
Balance at beginning of period	$43,735	$44,220	$43,720	$43,858
Acquisition	–	–	581	–
Sale	(105)	–	–	–
Other	–	(347)	–	–
Deferred tax adjustment	(138)	(138)	(81)	(138)
Balance at end of period	$43,492	$43,735	$44,220	$43,720

Capitalization of Interest - The Company capitalizes interest during construction periods by adding such interest to the cost of constructed assets. Interest of approximately $400,000, $277,000, $32,000 and $194,000 was capitalized in fiscal 2017, fiscal 2016, the Transition Period and fiscal 2015, respectively.

Debt Issuance Costs – The Company records debt issuance costs on long-term debt as a direct deduction from the related debt liability. Debt issuance costs related to the Company’s revolving credit facility are included in other long-term assets. Debt issuance costs are deferred and amortized over the term of the related debt agreements. Amortization of debt issuance costs totaled $308,000, $303,000, $258,000 and $449,000 for fiscal 2017, fiscal 2016, the Transition Period and fiscal 2015, respectively, and were included in interest expense on the consolidated statements of earnings.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies (continued)

Investments - Trading securities are stated at fair value, with the change in fair value recorded as investment income or loss. Available for sale securities are stated at fair value, with unrealized gains and losses reported as a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method. Realized gains and losses and declines in value judged to be other-than-temporary are included in investment income. The Company evaluates securities for other-than-temporary impairment on a periodic basis and principally considers the type of security, the severity of the decline in fair value, and the duration of the decline in fair value in determining whether a security’s decline in fair value is other-than-temporary. The Company had no investment losses from available for sale securities during fiscal 2017, fiscal 2016, the Transition Period or fiscal 2015.

Revenue Recognition - The Company recognizes revenue from its rooms as earned on the close of business each day. Revenues from theatre admissions, concessions and food and beverage sales are recognized at the time of sale. Revenues from advanced ticket and gift card sales are recorded as deferred revenue and are recognized when tickets or gift cards are redeemed. The Company had deferred revenue of $32,711,000 and $28,485,000, which is included in other accrued liabilities, as of December 28, 2017 and December 29, 2016, respectively. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. Gift card breakage income is recorded in other revenues in the consolidated statements of earnings.

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

The Marcus Corporation

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Year Ended		31 Weeks Ended	Year Ended
	December 28, 2017	December 29, 2016	December 31, 2015	May 28, 2015

	(in thousands, except per share data)
Numerator:
Net earnings attributable to The Marcus Corporation	$64,996	$37,902	$23,565	$23,995

Denominator:
Denominator for basic EPS	27,789	27,551	27,609	27,421
Effect of dilutive employee stock options	614	406	308	266
Denominator for diluted EPS	28,403	27,957	27,917	27,687

Net earnings per share – Basic:
Common Stock	$2.42	$1.41	$0.88	$0.90
Class B Common Stock	$2.17	$1.28	$0.80	$0.82
Net earnings per share- Diluted:
Common Stock	$2.29	$1.36	$0.84	$0.87
Class B Common Stock	$2.13	$1.27	$0.79	$0.81

Options to purchase 250,000 shares, 14,000 shares, 456,000 shares and 434,000 shares of common stock at prices ranging from $31.20 to $31.55, $23.37 to $31.55, $19.74 to $23.37 and $18.34 to $23.37 per share were outstanding at December 28, 2017, December 29, 2016, December 31, 2015 and May 28, 2015, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

The Marcus Corporation

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	December 28, 2017	December 29, 2016
	(in thousands)
Unrealized gain (loss) on available for sale investments	$(11)	$3
Net unrecognized actuarial loss for pension obligation	(7,414)	(5,069)
	$(7,425)	$(5,066)

Concentration of Risk - As of December 28, 2017, 7% of the Company’s employees were covered by a collective bargaining agreement, of which 1% are covered by an agreement that will expire in one year. As of December 29, 2016, 7% of the Company’s employees were covered by a collective bargaining agreement, of which 2% were covered by an agreement that expired within in one year.

New Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date, to defer the effective date of the new revenue recognition standard by one year. The new standard is effective for the Company in fiscal 2018. The guidance may be adopted using either a full retrospective or modified retrospective approach. The Company has selected the modified retrospective method for adoption of ASU No. 2014-09 and its related ASU amendments. Under this method, the Company will recognize the cumulative effect of the changes in retained earnings at the date of adoption, but will not restate prior periods.

The Company has performed a review of the requirements of ASU 2014-09 and its related ASUs. In preparation for adoption of the new standard, the Company has reviewed its key revenue streams and related customer contracts and has applied the five-step model of the standard to these revenue streams and compared the results to its current accounting practices. The Company believes that the adoption of the new standard will primarily impact its accounting for its loyalty programs and internet ticket fee revenue. While the Company does not believe the adoption of ASU 2014-09 will have a material impact to its results of operations or cash flows, the Company does expect the new guidance to impact the classification of revenue and related expenses for certain items. We currently expect the following impacts:

•	In accordance with the new guidance, the portion of Theatre admission revenues, Theatre concession revenues and Food and beverage revenues attributable to loyalty points earned by customers will be deferred as a reduction of these revenues until reward redemption. Through December 28, 2017, the Company recorded the estimated incremental cost of redeeming loyalty points at the time they were earned in Advertising and marketing expense. The Company believes adoption of the standard will result in an immaterial reduction of Theatre admission revenues and a corresponding immaterial increase in Theatre concession revenues with an offsetting increase in other long-term liabilities based upon historical customer reward redemption patterns.

•	The Company currently records internet ticket fee revenues net of third-party commission or service fees. In accordance with ASU 2014-09, the Company believes that it is the principal (as opposed to agent) in the arrangement with third-party internet ticketing companies in regards to sale of internet tickets to customers, and therefore, expects to recognize ticket fee revenue based on a gross transaction price. This change will have the effect of increasing other revenues and other operating expense but will have no impact on net earnings or cash flows from operations.

The Marcus Corporation

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

The Company expects to record a one-time cumulative effect reduction to retained earnings of approximately $3,500,000 during the first quarter of fiscal 2018 related to the adoption of ASU 2014-09.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new standard is effective for the Company beginning in fiscal 2018. The standard must be applied using a retrospective transition method for each period presented. The Company does not believe the new standard will have a material effect on its consolidated financial statements or related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230)- Restricted Cash. ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As such, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and ending of period total amount shown on the statement of cash flows. The new standard is effective for the Company in fiscal 2018 and must be applied on a retrospective basis. The Company reported a $967,000 and $12,553,000 investing cash inflow related to a change in restricted cash for the periods ended December 28, 2017 and December 29, 2016, respectively. Subsequent to the adoption of ASU No. 2016-18, the change in restricted cash would be excluded from the change in cash flows from investing activities and included in the change in total cash, restricted cash and cash equivalents as reported in the statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance and providing a more robust framework to assist reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for the Company in fiscal 2018 and must be applied prospectively. The Company will evaluate the effect the new standard will have on its consolidated financial statements prospectively as transactions occur.

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

The Marcus Corporation

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets). ASU No. 2017-05 clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term “in-substance nonfinancial asset.” It also covers the transfer of nonfinancial assets to another entity in exchange for a non-controlling ownership interest in that entity. The new guidance is effective for interim and annual periods beginning after December 15, 2017. The Company does not believe that the adoption of the new standard will have a material effect on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Benefit Cost. The ASU requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are to be presented separately, in an appropriately titled line item outside of any subtotal of operating income or disclosed in the footnotes. The standard also limits the amount eligible for capitalization to the service cost component. The standard is effective for the Company in fiscal 2018. The Company recorded expenses of $1,712,000 and $1,519,000 in operating income for the periods ended December 28, 2017 and December 29, 2016, respectively, that will be excluded from operating income upon the adoption of ASU No. 2017-07.

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

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in Accounting Standards Codification 815, Derivatives and Hedging (Topic 815). ASU No. 2017-12 is designed to improve the transparency and understandability of information about an entity’s risk management activities and to reduce the complexity of and simplifying the application of hedge accounting. ASU No 2017-12 is effective for the Company in fiscal 2019 and early adoption is permitted. The company does not believe the new standard will have a material effect on its consolidated financial statements.

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

The Marcus Corporation

Notes to Consolidated Financial Statements

3. Acquisition

On December 16, 2016, the Company acquired 14 owned and/or leased movie theatres, along with Ronnie’s Plaza, an 84,000 square foot retail center in St. Louis, Missouri, from Wehrenberg Theatres (“Wehrenberg”) for a total cash purchase price of $65,000,000, plus normal closing adjustments and less a negative net working capital balance that was assumed in the transaction. The acquisition was treated as a purchase in accordance with ASC No. 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The Company obtained assistance from a third party valuation specialist in order to assist in the determination of fair value. The Company provided assumptions to the third party valuation firm based on information available to it at the acquisition date, including both quantitative and qualitative information about the specified assets or liabilities. The Company primarily utilized the third party to accumulate comparative data from multiple sources and assemble a report that summarized the information obtained. The Company then used the information to determine fair value. The third party valuation firm was supervised by Company personnel who are knowledgeable about valuations and fair values. The Company finalized the fair values for both tangible and intangible assets and the liabilities during the fourth quarter of fiscal 2017. The following is a summary of the allocation of the purchase price:

	December 29, 2016	Changes	December 28, 2017
Other current assets	$1,408	$-	$1,408
Property and equipment(1)	80,205	11,433	91,638
Other (long-term assets)(2)	2,468	(946)	1,522
Accounts payable	(1,031)	-	(1,031)
Taxes other than income taxes	(331)	-	(331)
Other accrued liabilities	(1,442)	245	(1,197)
Capital lease obligations	(17,511)	(7,003)	(24,514)
Deferred income taxes	-	71	71
Deferred compensation and other(3)	-	(3,800)	(3,800)
Total	$63,766	$-	$63,776

(1)	Amounts recorded for property and equipment include land, building, leasehold improvements and equipment, including capital lease assets

(2)	Amounts recorded for intangible assets include the value of in-place leases and favorable lease rights related to Ronnie’s Plaza

(3)	Amounts recorded in deferred compensation and other include unfavorable lease obligations

The fair value measurement of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows and market comparables.

The acquired theatres contributed approximately $5,111,000 and $(450,000) to revenue and operating income, respectively, in fiscal 2016, including the impact of acquisition costs. Acquisition costs related to professional fees incurred as a result of the Wehrenberg acquisition during fiscal 2016 were approximately $2,037,000 and were included in administrative expenses in the consolidated statement of earnings.

Assuming the Wehrenberg acquisition occurred at the beginning of fiscal 2016, unaudited pro forma revenues for the Company during fiscal 2016 would have been $607,934,000. The Wehrenberg theatres would not have had a material impact on the Company’s fiscal 2016 net earnings.

The Marcus Corporation

Notes to Consolidated Financial Statements

4. Asset Sales

On October 16, 2015, the Company sold the Hotel Phillips for a total purchase price of approximately $13,500,000. Net proceeds to the Company from the sale were approximately $13,100,000, net of transaction costs. The assets sold consisted primarily of land, building, equipment and other assets. Pursuant to the sale agreement, the Company also retained its rights to receive payments under a tax incremental financing (TIF) arrangement with the city of Kansas City, Missouri, which is recorded as a receivable at its estimated net realizable value on the consolidated balance sheet. The result of the transaction was a loss on sale of approximately $70,000. Hotel Phillips revenues for the Transition Period and fiscal 2015 were $3,925,000 and $9,736,000, respectively. Hotel Phillips operating income for the Transition Period and fiscal 2015 was $291,000 and $739,000, respectively.

On October 20, 2017, the Company sold its 11% minority interest in The Westin® Atlanta Perimeter North in Atlanta, Georgia, and recorded a gain of $4,875,000 during the fiscal 2017 fourth quarter, which is included in Gain (loss) on disposition of property, equipment and other assets in the consolidated statement of earnings.

5. Additional Balance Sheet Information

	December 28, 2017	December 29, 2016
	(in thousands)
Trade receivables, net of allowances of $161 and $204, respectively	$11,247	$6,349
Other receivables	15,983	8,412
	$27,230	$14,761

The composition of property and equipment, which is stated at cost, is as follows:

	December 28, 2017	December 29, 2016
	(in thousands)
Land and improvements	$146,887	$134,306
Buildings and improvements	759,166	699,828
Leasehold improvements	93,451	80,522
Furniture, fixtures and equipment	351,879	312,334
Construction in progress	5,269	19,698
	1,356,652	1,246,688
Less accumulated depreciation and amortization	496,588	457,490
	$860,064	$789,198

The composition of other assets is as follows:

	December 28, 2017	December 29, 2016
	(in thousands)
Favorable lease right	$9,152	$9,486
Intangible assets	1,040	2,468
Split dollar life insurance policies	10,771	10,131
Other assets	12,318	14,009
	$33,281	$36,094

The Company’s $13,353,000 favorable lease right is being amortized over the expected term of the underlying lease of 40 years and is expected to result in amortization of $334,000 in each of the five succeeding fiscal years. Accumulated amortization of this favorable lease right was $4,201,000 and $3,867,000 as of December 28, 2017 and December 29, 2016, respectively.

The Marcus Corporation

Notes to Consolidated Financial Statements

5. Additional Balance Sheet Information (continued)

The intangible assets include the value of in-place leases and favorable lease rights related to Ronnie’s Plaza, which are being amortized over the terms of the leases ranging from one to 15 years as of December 28, 2017.

6. Long-Term Debt and Capital Lease Obligations

Long-term debt is summarized as follows:

	December 28, 2017	December 29, 2016
	(in thousands, except payment data)
Mortgage notes	$40,543	$50,399
Senior notes	129,143	90,286
Unsecured term note due February 2025, with monthly principal and interest payments of $39,110, bearing interest at 5.75%	2,751	3,053
Revolving credit agreement	130,000	140,000
Debt issuance costs	(608)	(355)
	301,829	283,383
Less current maturities, net of issuance costs	12,016	12,040
	$289,813	$271,343

The mortgage notes, both fixed rate and adjustable, bear interest from 3.00% to 5.03%, have a weighted-average rate of 4.22% at December 28, 2017 and 4.70% at December 29, 2016, and mature in fiscal years 2020 through 2043. The mortgage notes are secured by the related land, buildings and equipment.

The $129,143,000 of senior notes maturing in 2018 through 2027 require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.02% to 6.55%, with a weighted-average fixed rate of 4.70% at December 28, 2017 and 5.10% at December 29, 2016.

The Company has the ability to issue commercial paper through an agreement with a bank, up to a maximum of $35,000,000. The agreement requires the Company to maintain unused bank lines of credit at least equal to the principal amount of outstanding commercial paper. There were no borrowings on commercial paper as of December 28, 2017 or December 29, 2016.

At December 28, 2017, the Company had a revolving credit facility totaling $225,000,000 in place under an existing credit agreement that matures in June 2021. There were borrowings of $130,000,000 outstanding on the revolving credit facility at December 28, 2017, bearing interest at LIBOR plus a margin which adjusts based on the Company’s borrowing levels, effectively 2.67% at December 28, 2017 and 1.83% at December 29, 2016. The revolving credit facility requires an annual facility fee of 0.20% on the total commitment. Availability under the line at December 28, 2017 totaled $91,000,000.

The Marcus Corporation

Notes to Consolidated Financial Statements

6. Long-Term Debt and Capital Lease Obligations (continued)

The Company’s loan agreements include, among other covenants, maintenance of certain financial ratios, including a debt-to-capitalization ratio and a fixed charge coverage ratio. The Company is in compliance with all financial debt covenants at December 28, 2017.

Scheduled annual principal payments on long-term debt, net of amortization of debt issuance costs, for the years subsequent to December 28, 2017, are:

Fiscal Year	(in thousands)
2018	$12,016
2019	9,955
2020	24,429
2021	140,963
2022	11,014
Thereafter	103,452
$301,829

Interest paid, net of amounts capitalized, for fiscal 2017, fiscal 2016, the Transition Period and fiscal 2015 totaled $11,453,000, $9,105,000, $5,220,000 and $9,353,000, respectively.

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into an interest rate swap agreement on February 28, 2013 covering $25,000,000 of floating rate debt, which expires January 22, 2018, and requires the Company to pay interest at a defined rate of 0.96% while receiving interest at a defined variable rate of one-month LIBOR (1.56% at December 28, 2017). The notional amount of the swap is $25,000,000. The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company’s interest rate swap agreement was considered effective and qualified as a cash flow hedge from inception through June 16, 2016, at which time the derivative was undesignated and the balance in accumulated other comprehensive loss of $159,000 ($96,000 net of tax) was reclassified into interest expense. As of June 16, 2016, the swap was considered ineffective for accounting purposes. As such, the $7,000 increase in the fair value of the swap during fiscal 2017 was recorded as a reduction to interest expense. The Company does not expect the interest rate swap to have a material effect on earnings within the next fiscal year as the agreement expires January 2018.

Subsequent to December 28, 2017, the Company entered into two interest rate swap agreements covering $50,000,000 of floating rate debt which will require the company to pay interest at a defined fixed rate while receiving interest at a defined variable rate of one-month LIBOR. The first swap has a notional amount of $25,000,000, expires on March 1, 2021 and has a fixed rate of 2.559%. The second swap has a notional amount of $25,000,000, expires on March 1, 2023 and has a fixed rate of 2.687%. The Company anticipates that the interest rates swaps will be considered effective for accounting purposes and will qualify as cash flow hedges. The Company does not expect the interest rate swaps to have a material effect on earnings within the next 12 months.

The Marcus Corporation

Notes to Consolidated Financial Statements

6. Long-Term Debt and Capital Lease Obligations (continued)

Capital Lease Obligations - During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp. (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of December 28, 2017, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in furniture, fixtures and equipment is $45,510,000 related to the digital systems as of December 28, 2017 and December 29, 2016, which is being amortized over the remaining estimated useful life of the assets. Accumulated amortization of the digital systems was $34,471,000 and $28,294,000 as of December 28, 2017 and December 29, 2016, respectively.

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

The Company’s capital lease obligation is being reduced as VPFs are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPFs as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company's expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $5,657,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

In conjunction with the Wehrenberg theatre acquisition (see Note 3), the Company became the obligor of several movie theatre and equipment leases with unaffiliated third parties that qualify for capital lease accounting. Included in buildings and improvements is $25,648,000 and $15,799,000 as of December 28, 2017 and December 29, 2016, respectively, related to these leases with accumulated amortization of $2,300,000 as of December 28, 2017. Included in furniture, fixtures and equipment is $1,712,000 as of December 28, 2017 and December 29, 2016 related to these leases with accumulated amortization of $255,000 as of December 28, 2017. The assets are being amortized over the shorter of the estimated useful lives or the remaining lease terms.

The Marcus Corporation

Notes to Consolidated Financial Statements

6. Long-Term Debt and Capital Lease Obligations (continued)

Aggregate minimum future lease payments under these capital leases, assuming the exercise of certain lease options, are as follows as of December 28, 2017:

Fiscal Year	Future Minimum Lease Payments	Less Interest	Principal
	(in thousands)
2018	$3,127	$1,214	$1,913
2019	3,125	1,118	2,007
2020	3,030	1,019	2,011
2021	2,731	930	1,801
2022	2,769	842	1,927
Thereafter	19,875	3,331	16,544
	$34,657	$8,454	$26,203

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

Through December 28, 2017, the Company’s Board of Directors has approved the repurchase of up to 11,687,500 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options and for savings and profit-sharing plan contributions. The Company purchased 28,898, 333,827, 3,669 and 54,742 shares pursuant to these authorizations during fiscal 2017, fiscal 2016, the Transition Period and fiscal 2015, respectively. At December 28, 2017, there were 2,869,422 shares available for repurchase under these authorizations.

The Company’s Board of Directors has authorized the issuance of up to 750,000 shares of Common Stock for The Marcus Corporation Dividend Reinvestment and Associate Stock Purchase Plan. At December 28, 2017, there were 440,967 shares available under this authorization.

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

The Marcus Corporation

Notes to Consolidated Financial Statements

7. Shareholders’ Equity and Stock-Based Compensation (continued)

Awarded shares of non-vested stock cumulatively vest either 25% after three years of the grant date, 50% after five years of the grant date, 75% after ten years of the grant date and 100% upon retirement, or 50% after three years of the grant date and 100% after five years of the grant date, depending on the date of grant. The non-vested stock may not be sold, transferred, pledged or assigned, except as provided by the vesting schedule included in the Company’s equity incentive plan. During the period of restriction, the holder of the non-vested stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock. Non-vested stock awards and shares issued upon option exercises are issued from previously acquired treasury shares. At December 28, 2017, there were 1,151,589 shares available for grants of additional stock options, non-vested stock and other types of equity awards under the current plan.

Stock-based compensation, including stock options and non-vested stock awards, is expensed over the vesting period of the awards based on the grant date fair value.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions used for awards granted during fiscal 2017, fiscal 2016, the Transition Period and fiscal 2015:

	Year Ended December 28, 2017	Year Ended December 29, 2016	31 Weeks Ended December 31, 2015	Year Ended May 28, 2015

Risk-free interest rate	2.08 – 2.20%	1.07 – 1.64%	1.30 – 2.13%	1.31 – 2.32%
Dividend yield	2.10%	2.29%	2.26%	2.5%
Volatility	34 – 43%	29 – 48%	36 – 48%	37 – 49%
Expected life	7 – 8 years	4 – 9 years	4 – 9 years	4 – 9 years

Total pre-tax stock-based compensation expense was $2,411,000, $1,899,000, $975,000 and $1,499,000 in fiscal 2017, fiscal 2016, the Transition Period and fiscal 2015, respectively. The recognized tax benefit on stock-based compensation was $1,227,000, $840,000, $418,000 and $689,000 in fiscal 2017, fiscal 2016, the Transition Period and fiscal 2015, respectively.

The Marcus Corporation

Notes to Consolidated Financial Statements

7. Shareholders’ Equity and Stock-Based Compensation (continued)

A summary of the Company’s stock option activity and related information follows:

	December 28, 2017		December 29, 2016		December 31, 2015		May 28, 2015
		Weighted-		Weighted-		Weighted-		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price	Options	Price
	(options in thousands)
Outstanding at beginning of period	1,563	$15.94	1,707	$15.71	1,526	$14.75	1,566	$14.06
Granted	273	31.08	185	19.45	284	20.22	276	18.35
Exercised	(133)	17.04	(245)	16.23	(68)	12.69	(215)	13.81
Forfeited	(74)	22.37	(84)	18.21	(35)	16.25	(101)	15.87
Outstanding at end of period	1,629	18.08	1,563	15.94	1,707	15.71	1,526	14.75
Exercisable at end of period	988	$14.69	904	$14.28	961	$14.57	840	$14.90
Weighted-average fair value of options granted during the period	$10.54		$5.94		$6.57		$5.98

Exercise prices for options outstanding as of December 28, 2017, ranged from $10.00 to $31.55. The weighted-average remaining contractual life of those options is 5.6 years. The weighted-average remaining contractual life of options currently exercisable is 4.0 years. There were 1,577,000 options outstanding, vested and expected to vest as of December 28, 2017 with a weighted-average exercise price of $17.84 and an intrinsic value of $15,656,000. Additional information related to these options segregated by exercise price range is as follows:

	Exercise Price Range
	$10.00 to $13.12	$13.13 to $18.34	$18.35 to $31.55
	(options in thousands)

Options outstanding	526	454	649
Weighted-average exercise price of options outstanding	$12.13	$16.24	$24.19
Weighted-average remaining contractual life of options outstanding	4.2	3.5	8.3
Options exercisable	489	371	128
Weighted-average exercise price of options exercisable	$12.06	$15.79	$21.49

The intrinsic value of options outstanding at December 28, 2017 was $15,854,000 and the intrinsic value of options exercisable at December 28, 2017 was $12,410,000. The intrinsic value of options exercised was $1,770,000, $1,676,000, $485,000 and $1,181,000 during fiscal 2017, fiscal 2016, the Transition Period and fiscal 2015, respectively. As of December 28, 2017, total remaining unearned compensation cost related to stock options was $3,861,000, which will be amortized to expense over the remaining weighted-average life of 3.4 years.

The Marcus Corporation

Notes to Consolidated Financial Statements

7. Shareholders’ Equity and Stock-Based Compensation (continued)

A summary of the Company’s non-vested stock activity and related information follows:

	December 28, 2017		December 29, 2016		December 31, 2015		May 28, 2015
		Weighted-		Weighted-		Weighted-		Weighted
		Average		Average		Average		Average
		Fair		Fair		Fair		Fair
	Shares	Value	Shares	Value	Shares	Value	Shares	Value
	(options in thousands)
Outstanding at beginning of period	143	$19.30	134	$16.54	114	$15.39	98	$13.61
Granted	37	29.12	36	24.54	34	19.24	30	19.38
Vested	(36)	18.78	(25)	12.13	(14)	12.55	(14)	11.72
Forfeited	(7)	22.86	(2)	18.72	–	–	–	–
Outstanding at end of period	137	21.94	143	19.30	134	16.54	114	15.39

The Company expenses awards of non-vested stock based on the fair value of the Company’s common stock at the date of grant. As of December 28, 2017, total remaining unearned compensation related to non-vested stock was $2,004,000, which will be amortized over the weighted-average remaining service period of 3.7 years.

8. Employee Benefit Plans

The Company has a qualified profit-sharing savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides a matching contribution equal to 100% of the first 3% of compensation and 50% of the next 2% of compensation deposited by an employee into the 401(k) plan. Prior to fiscal 2017, the plan provided for a contribution of a minimum of 1% of defined compensation for all plan participants and matching of 25% of employee contributions up to 6% of defined compensation. In addition, the Company made additional discretionary contributions. During fiscal 2017, fiscal 2016, the Transition Period and fiscal 2015, the 1% and the discretionary contributions were made with the Company’s common stock.

The Company also sponsors unfunded, nonqualified, defined-benefit and deferred compensation plans. The Company’s unfunded, nonqualified retirement plan includes two components. The first component is a defined-benefit plan that applies to certain participants. The second component applies to all other participants and provides an account-based supplemental retirement benefit. During fiscal 2016, the plan was amended with an effective date of January 1, 2017, which curtailed benefits to certain participants included in the account-based supplemental plan. The curtailment resulted in a pre-tax gain of $251,000 during fiscal 2016. Pension and profit-sharing expense for all plans was $4,415,000, $3,960,000, $2,362,000 and $3,581,000 for fiscal 2017, fiscal 2016, the Transition Period and fiscal 2015, respectively.

The Company recognizes actuarial losses and prior service costs related to its defined benefit plan in the consolidated balance sheets and recognizes changes in these amounts in the year in which changes occur through comprehensive income.

The Marcus Corporation

Notes to Consolidated Financial Statements

8. Employee Benefit Plans (continued)

The status of the Company’s unfunded nonqualified, defined-benefit and account-based retirement plan based on the respective December 28, 2017 and December 29, 2016 measurement dates is as follows:

	December 28, 2017	December 29, 2016
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$32,523	$31,671
Service cost	765	865
Interest cost	1,356	1,406
Actuarial loss	4,244	82
Curtailment	-	(261)
Benefits paid	(1,249)	(1,240)
Benefit obligation at end of year	$37,639	$32,523

Amounts recognized in the statement of financial position consist of:
Current accrued benefit liability (included in Other accrued liabilities)	$(1,347)	$(1,252)
Noncurrent accrued benefit liability (included in Deferred compensation and other)	(36,292)	(31,271)
Total	$(37,639)	$(32,523)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$12,874	$9,049
Prior service credit	(579)	(642)
Total	$12,295	$8,407

	Year Ended		31 Weeks Ended	Year Ended
	December 28, 2017	December 29, 2016	December 31, 2015	May 28, 2015
	(in thousands)
Net periodic pension cost:
Service cost	$765	$865	$459	$697
Interest cost	1,356	1,406	765	1,243
Net amortization of prior service cost and actuarial loss	356	364	211	326
Curtailment gain	-	(251)	–	–
	$2,477	$2,384	$1,435	$2,266

The Marcus Corporation

Notes to Consolidated Financial Statements

8. Employee Benefit Plans (continued)

The $7,414,000 loss, net of tax, included in accumulated other comprehensive loss at December 28, 2017, consists of the $7,763,000 net actuarial loss, net of tax, and the $349,000 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost. The $5,069,000 loss, net of tax, included in accumulated other comprehensive loss at December 29, 2016, consists of the $5,457,000 net actuarial loss, net of tax, and the $388,000 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost.

The accumulated benefit obligation was $31,769,000 and $28,151,000 as of December 28, 2017 and December 29, 2016, respectively.

The pre-tax change in the benefit obligation recognized in other comprehensive loss during fiscal 2017 consisted of the current year net actuarial loss of $4,244,000, the amortization of the net actuarial loss of $420,000, and the amortization of the prior service credit of $64,000. The pre-tax change in the benefit obligation recognized in other comprehensive loss during fiscal 2016 consisted of the net actuarial loss of $82,000, the amortization of the net actuarial loss of $442,000, the amortization of the prior service credit of $329,000 and the recognition of the plan change credit of $261,000. The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2018 is $620,000, of which $684,000 relates to the actuarial loss and $64,000 relates to the prior service credit.

The weighted-average assumptions used to determine the benefit obligations as of the measurement dates were as follows:

	December 28, 2017	December 29, 2016
Discount rate	3.60%	4.15%
Rate of compensation increase	4.00%	4.00%

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Year Ended		31 Weeks Ended
	December 28, 2017	December 29, 2016	December 31, 2015	Year Ended May 28, 2015
Discount rate	4.15%	4.40%	4.20%	4.30%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

Benefit payments expected to be paid subsequent to December 28, 2017, are:

Fiscal Year	(in thousands)
2018	$1,347
2019	1,480
2020	1,453
2021	1,476
2022	1,497
Years 2023 – 2027	11,045

The Marcus Corporation

Notes to Consolidated Financial Statements

9. Income Taxes

The components of the net deferred tax liability are as follows:

	December 28, 2017	December 29, 2016
	(in thousands)
Accrued employee benefits	$13,736	$17,682
Depreciation and amortization	(55,466)	(67,897)
Other	3,497	3,782
Net deferred tax liability	$(38,233)	$(46,433)

The decrease in the Company’s net deferred tax liability is due to a $21,240,000 reduction in its net deferred tax liability resulting from the reduction in the corporate tax rate enacted in December 2017 under the Tax Cuts and Jobs Act of 2017. Excluding this favorable impact, the Company’s net deferred tax liability would have increased by $13,040,000.

Income tax expense consists of the following:

	Year Ended		31 Weeks Ended	Year Ended
	December 28, 2017	December 29, 2016	December 31, 2015	May 28, 2015
	(in thousands)
Current:
Federal	$8,707	$15,434	$12,688	$8,065
State	1,558	4,667	3,240	2,120
Deferred:
Federal	(7,155)	3,402	(829)	4,328
State	515	(509)	(314)	1,165
	$3,625	$22,994	$14,785	$15,678

Included in the deferred federal income tax amount is a $21,240,000 tax benefit related to the Tax Cut and Jobs Act of 2017.

The Company’s effective income tax rate, adjusted for earnings from noncontrolling interests, for fiscal 2017, fiscal 2016, the Transition Period and fiscal 2015 was 5.3%, 37.8%, 38.6% and 39.5%, respectively. The Company recorded a $21,240,000 tax benefit related to the reduction of its net deferred tax liability resulting from the reduction in the corporate tax rate enacted in December 2017 under the Tax Cuts and Jobs Act of 2017. Excluding this favorable impact, the Company's effective income tax rate for fiscal 2017 was 36.2%. The Company has not included the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in its income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners.

A reconciliation of the statutory federal tax rate to the effective tax rate on earnings attributable to The Marcus Corporation follows:

The Marcus Corporation

Notes to Consolidated Financial Statements

9. Income Taxes (continued)

	Year Ended		31 Weeks Ended	Year Ended
	December 28, 2017	December 29, 2016	December 31, 2015	May 28, 2015
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
Tax benefit from Tax Cuts and Jobs Act of 2017	(30.9%)	–	–	–
State income taxes, net of federal income tax benefit	4.8	4.8	5.1	5.3
Tax credits, net of federal income tax benefit	(0.8)	(0.9)	(1.0)	(1.1)
Other	(2.8)	(1.1)	(0.5)	0.3
	5.3%	37.8%	38.6%	39.5%

Net income taxes paid in fiscal 2017, fiscal 2016, the Transition Period and fiscal 2015 totaled $23,691,000, $25,017,000, $8,270,000 and $10,918,000, respectively.

The Company was able to make a reasonable estimate of the impact of the Tax Cuts and Jobs Act of 2017, including the reduction in the corporate tax rate and the provisions related to executive compensation and 100% bonus depreciation on qualifying property. However, given the Act's broad and complex changes, further clarification, interpretation and regulatory guidance could affect the assumptions the Company used in making its reasonable estimate. Following the guidance of the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 118, any adjustments to the Company’s estimate will be reported as a component of income tax expense in 2018 and disclosed in the period when any such adjustments have been determined within the one-year measurement period.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefit are as follows:

	Year Ended		31 Weeks Ended	Year Ended
	December 28, 2017	December 29, 2016	December 31, 2015	May 28, 2015
	(in thousands)
Balance at beginning of year	$414	$414	$431	$102
Increases due to:
Tax positions taken in prior years	-	-	-	543
Tax positions taken in current year	-	-	-	-
Decreases due to:
Tax positions taken in prior years	-	-	-	-
Settlements with taxing authorities	-	-	(17)	(214)
Lapse of applicable statute of limitations	(312)	-	-	-
Balance at end of year	$102	$414	$414	$431

The Company’s total unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate were $67,000 as of December 28, 2017, December 29, 2016, December 31, 2015 and May 28, 2015. At December 28, 2017, the Company had accrued interest of $54,000 and no accrued penalties, compared to accrued interest of $130,000 and no accrued penalties at December 29, 2016. The Company classifies interest and penalties relating to income taxes as income tax expense. For the year ended December 28, 2017, $50,000 of interest and no accrued penalties were recognized in the statement of earnings, compared to $153,000 of interest and no accrued penalties for the year ended December 29, 2016, $108,000 of interest and no accrued penalties for the Transition Period and $89,000 of interest and no accrued penalties for the year ended May 28, 2015.

The Marcus Corporation

Notes to Consolidated Financial Statements

9. Income Taxes (continued)

The Company’s income tax return for the Transition Period is currently under examination by the Internal Revenue Service. During fiscal 2015, the Company settled an examination by the Internal Revenue Service of its income tax return for fiscal 2012. The Company's federal income tax returns are no longer subject to examination prior to fiscal 2015. With certain exceptions, the Company's state income tax returns are no longer subject to examination prior to fiscal 2014. At this time, the Company does not expect the results from any income tax audit or appeal to have a significant impact on the Company's financial statements.

The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

10. Commitments and License Rights

Lease Commitments - The Company leases real estate under various noncancellable operating leases with an initial term greater than one year that contain multiple renewal options, exercisable at the Company’s option. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. Percentage rentals are based on the revenues at the specific rented property. Rental payments on capital leases are not recorded in rent expense but are recorded as a reduction of the capital lease obligation and interest expense (see Note 6). Rent expense charged to operations under operating leases was as follows:

	Year Ended		31 Weeks Ended	Year Ended
	December 28, 2017	December 29, 2016	December 31, 2015	May 28, 2015
	(in thousands)
Fixed minimum rentals	$12,027	$7,707	$4,693	$8,064
Amortization of favorable lease right	334	334	194	334
Percentage rentals	708	343	153	193
Amortization of unfavorable leases	(1,200)	–	–	–
	11,869	$8,384	$5,040	$8,591

Aggregate minimum rental commitments under long-term operating leases, assuming the exercise of certain lease options, are as follows at December 28, 2017:

Fiscal Year	(in thousands)
2018	$11,426
2019	10,659
2020	9,356
2021	8,782
2022	9,016
Thereafter	71,841
$121,080

Commitments - The Company has commitments for the completion of construction at various properties totaling approximately $2,505,000 at December 28, 2017.

License Rights - The Company has license rights to operate three hotels using the Hilton trademark, one hotel using the InterContinental trademark and two hotels using the Marriott trademark. Under the terms of the licenses, the Company is obligated to pay fees based on defined gross sales.

The Marcus Corporation

Notes to Consolidated Financial Statements

11. Joint Venture Transactions

At December 28, 2017 and December 29, 2016, the Company held investments with aggregate carrying values of $4,239,000 and $6,096,000, respectively, in several joint ventures, one of which is accounted for under the equity method, and two of which are accounted for under the cost method.

12. Business Segment Information

The Company evaluates performance and allocates resources based on the operating income (loss) of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Following is a summary of business segment information for fiscal 2017, fiscal 2016, the Transition Period and fiscal 2015:

	Theatres	Hotels/ Resorts	Corporate Items	Total
	(in thousands)
Fiscal 2017
Revenues	$401,291	$220,866	$557	$622,714
Operating income (loss)	80,319	12,748	(17,472)	75,595
Depreciation and amortization	33,448	17,912	359	51,719
Assets	637,723	313,942	66,132	1,017,797
Capital expenditures and acquisitions	93,676	20,604	524	114,804

Fiscal 2016
Revenues	$328,165	$215,171	$528	$543,864
Operating income (loss)	71,754	14,604	(16,404)	69,954
Depreciation and amortization	24,570	16,895	367	41,832
Assets	561,755	311,738	37,773	911,266
Capital expenditures and acquisitions	132,509	14,650	213	147,372

31 Weeks Ended December 31, 2015
Revenues	$182,845	$141,088	$334	$324,267
Operating income (loss)	37,162	17,331	(9,821)	44,672
Depreciation and amortization	13,215	10,387	213	23,815
Assets	435,862	328,455	40,384	804,701
Capital expenditures and acquisitions	27,984	16,428	40	44,452

Fiscal 2015
Revenues	$269,155	$218,332	$580	$488,067
Operating income (loss)	53,467	10,331	(13,155)	50,643
Depreciation and amortization	20,141	17,930	290	38,361
Assets	424,740	334,211	46,521	805,472
Capital expenditures and acquisitions	49,789	23,610	1,589	74,988

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

The Marcus Corporation

Notes to Consolidated Financial Statements

13. Unaudited Quarterly Financial Information (in thousands, except per share data)

	13 Weeks Ended
Fiscal 2017	March 30, 2017	June 29, 2017	September 28, 2017	December 28, 2017(1)
Revenues	$157,954	$152,775	$153,818	$158,167
Operating income	18,025	18,741	21,435	17,394
Net earnings attributable to The Marcus Corporation	9,453	10,124	10,978	34,441
Net earnings per common share – diluted	$0.33	$0.36	$0.39	$1.21

	13 Weeks Ended
Fiscal 2016	March 31, 2016	June 30, 2016	September 29, 2016	December 29, 2016
Revenues	$125,444	$134,978	$144,695	$138,747
Operating income	11,346	18,261	24,683	15,664
Net earnings attributable to The Marcus Corporation	5,452	9,336	14,372	8,742
Net earnings per common share – diluted	$0.20	$0.34	$0.51	$0.31

	13 Weeks Ended		5 Weeks Ended
31 Weeks Ended December 31, 2015	August 27, 2015	November 26, 2015	December 31, 2015
Revenues	$149,190	$115,676	$59,401
Operating income	25,966	10,664	8,042
Net earnings attributable to The Marcus Corporation	14,651	4,945	3,969
Net earnings per common share – diluted	$0.53	$0.18	$0.14

(1)	The Company recorded a one-time income tax adjustment of $21,240 during the fourth quarter of fiscal 2017 related to the future lower federal tax rate resulting from the December 2017 signing of the Tax Cuts and Jobs Act of 2017.

The Marcus Corporation

Notes to Consolidated Financial Statements

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

	(unaudited) 53 Weeks Ended	(unaudited) 30 Weeks Ended
	December 31,	December 25,
	2015	2014
Revenues:
Theatre admissions	$176,251	$85,608
Rooms	109,857	69,897
Theatre concessions	115,081	52,872
Food and beverage	71,028	41,456
Other revenues	59,477	30,807
Total revenues	531,694	280,640

Costs and expenses:
Theatre operations	153,612	73,081
Rooms	42,408	25,104
Theatre concessions	32,279	14,711
Food and beverage	57,769	32,425
Advertising and marketing	23,929	16,178
Administrative	60,610	29,029
Depreciation and amortization	40,032	22,145
Rent	8,622	5,009
Property taxes	14,876	8,756
Other operating expenses	33,615	19,911
Impairment charge	2,919	-
Total costs and expenses	470,671	246,349
OPERATING INCOME	61,023	34,291
OTHER INCOME (EXPENSE):
Investment income	209	58
Interest expense	(10,035)	(5,824)
Loss on disposition of property, equipment and other assets	(1,233)	(719)
Equity losses from unconsolidated joint ventures, net	(160)	(63)
	(11,219)	(6,548)
Earnings before income taxes	49,804	27,743
INCOME TAXES	19,415	11,043
NET EARNINGS	30,389	16,700
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(393)	(82)
NET EARNINGS ATTRIBUTABLE TO THE MARCUS CORPORATION	$30,782	$16,782
net earnings per share - BASIC:
Common Stock	$1.15	$0.63
Class B Common Stock	1.04	0.57
net earnings per share - DILUTED:
Common Stock	$1.10	$0.61
Class B Common Stock	1.03	0.57

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act during the fourth quarter of our fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to the relevant information set forth under the captions “Election of Directors,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2018 Annual Meeting of Shareholders scheduled to be held on May 8, 2018 (our “Proxy Statement”). Information regarding our executive officers may be found in Part I of this Form 10-K under the caption “Executive Officers of the Company.” Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under current equity compensation plan (excluding securities reflected in the first column)
1,629,000	$18.08	1,152,000

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

The exhibits filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index. Exhibits to this Form 10-K will be furnished to shareholders upon advance payment of a fee of $0.25 per page, plus mailing expenses. Requests for copies should be addressed to Thomas F. Kissinger, Senior Executive Vice President, General Counsel and Secretary, The Marcus Corporation, 100 East Wisconsin Avenue, Suite 1900, Milwaukee, Wisconsin 53202-4125.

EXHIBIT INDEX

i
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

10.1*	The Marcus Corporation Non-Employee Director Compensation Plan.

10.2*	The Marcus Corporation Variable Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 7, 2009.]

10.3*	The Marcus Corporation Deferred Compensation Plan. [Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended May 25, 2006.]

10.4*	The Marcus Corporation Retirement Income and Supplemental Retirement Plan, as amended and restated. [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2013.]

10.5	Administrative Services Agreement between Marcus Investments, LLC and The Marcus Corporation, as amended. [Incorporated by reference to Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.]

10.6*	The Marcus Corporation 1995 Equity Incentive Plan, as amended and restated. [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 4, 2006.]

10.7*	Form of The Marcus Corporation 1995 Equity Incentive Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2005.]

10.8*	The Marcus Corporation 2004 Equity and Incentive Awards Plan. [Incorporated by reference to Attachment A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on September 2, 2011.]

10.9*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 15, 2006.]

10.10*	Form of Cover Letter to The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated August 15, 2006.]

10.11*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award (Employees). [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 8, 2008.]

10.12*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award (Non-Employee Directors). [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 8, 2008.]

10.13*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award Agreement for awards granted after October 11, 2011 (Employees). [Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 dated October 28, 2011.]

10.14*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after October 11, 2011 (Employees). [Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.]

10.15*	Form of Cover Letter to The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after October 11, 2011 (Employees). [Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.]

10.16*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award Agreement for awards granted after January 8, 2013 (Employees). [Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2013.]

10.17*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award for awards granted after October 11, 2011 (Non-Employee Directors). [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2012.]

10.18*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after October 11, 2011 (Non-Employee Directors). [Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2012.]

10.19*	The Marcus Corporation Long-Term Incentive Plan Terms. [Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended May 28, 2009.]

10.20*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement (Non-Employee Directors) for awards granted after February 22, 2018.

10.21*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after February 22, 2018 (Employees).

14.1	The Marcus Corporation Code Of Conduct, as amended February 3, 2016. [Incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K dated February 3, 2016.]

21	Our subsidiaries as of December 28, 2017.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350.

99	Proxy Statement for the 2018 Annual Meeting of Shareholders. (The Proxy Statement for the 2018 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of our fiscal year.)

101	The following materials from The Marcus Corporation’s Annual Report on Form 10-K for the fiscal year ended December 28, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

* This exhibit is a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MARCUS CORPORATION

Date: March 13, 2018	By:	/s/ Gregory S. Marcus
Gregory S. Marcus,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of us and in the capacities as of the date indicated above.

By:	/s/ Gregory S. Marcus	By:	/s/ Diane Marcus Gershowitz
	Gregory S. Marcus, President and Chief		Diane Marcus Gershowitz, Director
Executive Officer (Principal Executive Officer) and Director

By:	/s/ Douglas A. Neis	By:	/s/ Timothy E. Hoeksema
	Douglas A. Neis, Chief Financial		Timothy E. Hoeksema, Director
Officer and Treasurer (Principal
Financial Officer and Accounting
Officer)

By:	/s/ Stephen H. Marcus	By:	/s/ Allan H. Selig
	Stephen H. Marcus, Chairman and Director		Allan H. Selig, Director

By:	/s/ Philip L. Milstein	By:	/s/ Brian J. Stark
	Philip L. Milstein, Director		Brian J. Stark, Director

By:	/s/ Bruce J. Olson	By:	/s/ David M. Baum
	Bruce J. Olson, Director		David M. Baum, Director

By:	/s/ Katherine M. Gehl
Katherine M. Gehl, Director

S-1