Form 10-Q
period 2018-03-29
MARCUS CORP
filed 2018-05-08
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2018

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

COMMON STOCK OUTSTANDING AT may 4, 2018 – 19,467,087

CLASS B COMMON STOCK OUTSTANDING AT May 4, 2018 – 8,523,485

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	March 29, 2018	December 28, 2017

ASSETS
Current assets:
Cash and cash equivalents	$8,211	$16,248
Restricted cash	5,195	4,499
Accounts and notes receivable, net of reserves of $213 and $161, respectively	19,157	27,230
Refundable income taxes	11,721	15,335
Other current assets	13,171	13,409
Total current assets	57,455	76,721

Property and equipment:
Land and improvements	146,887	146,887
Buildings and improvements	760,777	759,166
Leasehold improvements	93,686	93,451
Furniture, fixtures and equipment	352,956	351,879
Construction in progress	11,202	5,269
Total property and equipment	1,365,508	1,356,652
Less accumulated depreciation and amortization	512,067	496,588
Net property and equipment	853,441	860,064

Other assets:
Investments in joint ventures	4,408	4,239
Goodwill	43,457	43,492
Other	33,295	33,281
Total other assets	81,160	81,012

TOTAL ASSETS	$992,056	$1,017,797

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	March 29, 2018	December 28, 2017

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,818	$51,541
Taxes other than income taxes	17,271	19,638
Accrued compensation	13,642	15,627
Other accrued liabilities	49,239	53,291
Current portion of capital lease obligations	7,405	7,570
Current maturities of long-term debt	12,199	12,016
Total current liabilities	130,574	159,683

Capital lease obligations	26,559	28,282

Long-term debt	290,494	289,813

Deferred income taxes	38,240	38,233

Deferred compensation and other	56,640	56,662

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	–	–
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,664,028 shares at March 29, 2018 and 22,655,517 shares at December 28, 2017	22,664	22,656
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,525,485 shares at March 29, 2018 and 8,533,996 shares at December 28, 2017	8,525	8,534
Capital in excess of par	62,555	61,452
Retained earnings	405,434	403,206
Accumulated other comprehensive loss	(7,444)	(7,425)
	491,734	488,423
Less cost of Common Stock in treasury (3,211,111 shares at March 29, 2018 and 3,335,745 shares at December 28, 2017)	(42,251)	(43,399)
Total shareholders' equity attributable to The Marcus Corporation	449,483	445,024
Noncontrolling interest	66	100
Total equity	449,549	445,124

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$992,056	$1,017,797

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings

(in thousands, except per share data)	13 Weeks Ended
	March 29, 2018	March 30, 2017
Revenues:
Theatre admissions	$63,006	$63,841
Rooms	20,671	20,934
Theatre concessions	41,413	40,896
Food and beverage	15,803	15,040
Other revenues	19,526	17,243
	160,419	157,954
Cost reimbursements	7,772	7,502
Total revenues	168,191	165,456

Costs and expenses:
Theatre operations	54,655	54,685
Rooms	9,501	9,198
Theatre concessions	11,961	11,118
Food and beverage	14,065	13,467
Advertising and marketing	5,114	5,562
Administrative	17,282	16,529
Depreciation and amortization	13,904	12,248
Rent	2,951	3,273
Property taxes	5,214	5,078
Other operating expenses	8,756	8,343
Reimbursed costs	7,772	7,502
Total costs and expenses	151,175	147,003

Operating income	17,016	18,453

Other income (expense):
Investment income (loss)	(36)	72
Interest expense	(3,309)	(2,924)
Other expense	(496)	(428)
Loss on disposition of property, equipment and other assets	–	(399)
Equity earnings from unconsolidated joint ventures, net	52	55
	(3,789)	(3,624)

Earnings before income taxes	13,227	14,829
Income taxes	3,421	5,712
Net earnings	9,806	9,117
Net loss attributable to noncontrolling interests	(15)	(336)
Net earnings attributable to The Marcus Corporation	$9,821	$9,453

Net earnings per share – basic:
Common Stock	$0.36	$0.35
Class B Common Stock	$0.33	$0.32

Net earnings per share – diluted:
Common Stock	$0.35	$0.33
Class B Common Stock	$0.32	$0.31

Dividends per share:
Common Stock	$0.150	$0.125
Class B Common Stock	$0.136	$0.114

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)	13 Weeks Ended
	March 29, 2018	March 30, 2017
Net earnings	$9,806	$9,117

Other comprehensive income (loss), net of tax:

Change in unrealized gain on available for sale investments, net of tax benefit of $0 and $9, respectively	–	(14)

Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $41 and $35, respectively	114	54

Fair market value adjustment of interest rate swaps, net of tax benefit of $63 and $0, respectively	(170)	–

Reclassification adjustment on interest rate swaps included in interest expense, net of tax effect of $10 and $0, respectively	26	–

Other comprehensive income (loss)	(30)	40

Comprehensive income	9,776	9,157

Comprehensive loss attributable to noncontrolling interests	(15)	(336)

Comprehensive income attributable to The Marcus Corporation	$9,791	$9,493

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	13 Weeks Ended
(in thousands)	March 29, 2018	March 30, 2017

OPERATING ACTIVITIES:
Net earnings	$9,806	$9,117
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings on investments in joint ventures	(52)	(55)
Distributions from joint ventures	–	109
Loss on disposition of property, equipment and other assets	–	399
Amortization of favorable lease right	83	83
Depreciation and amortization	13,904	12,248
Amortization of debt issuance costs	73	68
Shared-based compensation	596	505
Deferred income taxes	54	1
Deferred compensation and other	(201)	(440)
Contribution of the Company’s stock to savings and profit-sharing plan	1,130	890
Changes in operating assets and liabilities:
Accounts and notes receivable	8,073	1,115
Other current assets	238	(456)
Accounts payable	(13,641)	6,110
Income taxes	3,614	4,467
Taxes other than income taxes	(2,367)	(318)
Accrued compensation	(1,985)	(3,889)
Other accrued liabilities	(7,348)	(4,070)
Total adjustments	2,171	16,767
Net cash provided by operating activities	11,977	25,884

INVESTING ACTIVITIES:
Capital expenditures	(15,974)	(22,229)
Proceeds from disposals of property, equipment and other assets	23	9
Decrease (increase) in other assets	(81)	419
Contribution in joint venture	(117)	–
Net cash used in investing activities	(16,149)	(21,801)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	49,000	79,000
Repayment of borrowings on revolving credit facility	(48,000)	(114,000)
Proceeds from borrowings on long-term debt	–	65,000
Principal payments on long-term debt	(173)	(24,399)
Debt issuance costs	–	(365)
Principal payments on capital lease obligations	(432)	(255)
Equity transactions:
Treasury stock transactions, except for stock options	(404)	52
Exercise of stock options	929	455
Dividends paid	(4,070)	(3,366)
Distributions to noncontrolling interest	(19)	–
Net cash provided by (used in) financing activities	(3,169)	2,122

Net increase (decrease) in cash, cash equivalents and restricted cash	(7,341)	6,205
Cash, cash equivalents and restricted cash at beginning of period	20,747	8,705
Cash, cash equivalents and restricted cash at end of period	$13,406	$14,910

Supplemental Information:
Interest paid, net of amounts capitalized	$3,727	$2,533
Income taxes paid (refunded)	(147)	1,244
Change in accounts payable for additions to property and equipment	(7,082)	5,376

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED MARCH 29, 2018

1. General

Basis of Presentation – The unaudited consolidated financial statements for the 13 weeks ended March 29, 2018 and March 30, 2017 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at March 29, 2018, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2017.

Immaterial Restatement of Prior Year Financial Statements – Beginning in the fiscal 2018 first quarter, the Company began appropriately presenting cost reimbursements and reimbursed costs on a gross basis and presented two new line items in the consolidated statements of earnings. These cost reimbursements and reimbursed costs were previously reported on a net basis. Reimbursed costs primarily consist of payroll and related expenses at managed properties where the Company is the employer and may include certain operational and administrative costs as provided for in the Company's contracts with owners. These costs are reimbursed back to the Company. As these costs have no added markup, the revenue and related expense have no impact on operating income or net earnings. Cost reimbursements and reimbursed costs, which totaled $7,502,000 for the 13 weeks ended March 30, 2017, have been separately presented in the prior year statement of earnings to correct the prior year presentation. The Company believes this correction is immaterial to the consolidated financial statements.

Accounting Policies – Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 28, 2017, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.

During the 13 weeks ended March 29, 2018, there were no significant changes made to the Company’s significant accounting policies other than the changes attributable to the adoption of the Financial Accounting Standards Board Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which was adopted on December 29, 2017. These revenue recognition policy updates are applied prospectively in the Company’s financial statements from December 29, 2017 forward. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.

Depreciation and Amortization – Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $14,036,000 and $12,172,000 for the 13 weeks ended March 29, 2018 and March 30, 2017, respectively.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	Interest Rate Swaps	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at December 28, 2017	$-	$(11)	$(7,414)	$(7,425)
Amortization of the net actuarial loss and prior service credit	-	-	114	114
Other comprehensive loss before reclassifications	(170)	-	-	(170)
Amounts reclassified from accumulated other comprehensive loss	26 (1)	11 (2)	-	37
Net other comprehensive income (loss)	(144)	11	114	(19)
Balance at March 29, 2018	$(144)	$-	$(7,300)	$(7,444)

(1) Amount is included in interest expense in the consolidated statement of earnings.
(2) Amount was reclassified to retained earnings on December 29, 2017 in connection with the Company’s adoption of ASU No. 2016-01.

		Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
		(in thousands)
Balance at December 29, 2016		$3	$(5,069)	$(5,066)
Change in unrealized gain on available for sale investments		(14)	-	(14)
Amortization of the net actuarial loss and prior service credit		-	54	54
Net other comprehensive income (loss)		(14)	54	40
Balance at March 30, 2017		$(11)	$(5,015)	$(5,026)

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended March 29, 2018	13 Weeks Ended March 30, 2017
	(in thousands, except per share data)
Numerator:
Net earnings attributable to The Marcus Corporation	$9,821	$9,453
Denominator:
Denominator for basic EPS	27,895	27,708
Effect of dilutive employee stock options	539	675
Denominator for diluted EPS	28,434	28,383
Net earnings per share – basic:
Common Stock	$0.36	$0.35
Class B Common Stock	$0.33	$0.32
Net earnings per share – diluted:
Common Stock	$0.35	$0.33
Class B Common Stock	$0.32	$0.31

Equity – Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interests for the 13 weeks ended March 29, 2018 and March 30, 2017 was as follows:

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at December 28, 2017	$445,024	$100
Net earnings attributable to The Marcus Corporation	9,821	-
Net loss attributable to noncontrolling interests	-	(15)
Distributions to noncontrolling interests	-	(19)
Cash dividends	(4,070)	-
Exercise of stock options	929	-
Savings and profit sharing contribution	1,130	-
Treasury stock transactions, except for stock options	(404)	-
Share-based compensation	596	-
Cumulative effect of adopting ASU No. 2014-09	(3,513)	-
Other comprehensive loss, net of tax	(30)	-
Balance at March 29, 2018	$449,483	$66

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at December 29, 2016	$390,112	$1,535
Net earnings attributable to The Marcus Corporation	9,453	-
Net loss attributable to noncontrolling interests	-	(336)
Cash dividends	(3,366)	-
Exercise of stock options	455	-
Savings and profit sharing contribution	890	-
Treasury stock transactions, except for stock options	52	-
Share-based compensation	505	-
Other comprehensive income, net of tax	40	-
Balance at March 30, 2017	$398,141	$1,199

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At March 29, 2018 and December 28, 2017, respectively, the Company’s $4,031,000 and $4,053,000 of debt and equity securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 – Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At March 29, 2018 and December 28, 2017, respectively, the $197,000 liability and $13,000 asset related to the Company’s interest rate swap contracts were valued using Level 2 pricing inputs.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At March 29, 2018 and December 28, 2017, none of the Company’s fair value measurements were valued using Level 3 pricing inputs.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended March 29, 2018	13 Weeks Ended March 30, 2017
	(in thousands)
Service cost	$232	$191
Interest cost	341	339
Net amortization of prior service cost and actuarial loss	155	89
Net periodic pension cost	$728	$619

Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of earnings.

New Accounting Pronouncements - In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), intended to improve financial reporting related to leasing transactions. ASU No. 2016-02 requires a lessee to recognize on the balance sheet assets and liabilities for rights and obligations created by leased assets with lease terms of more than 12 months. The new guidance will also require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from the leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The new standard is effective for the Company in fiscal 2019 and early application is permitted. The Company is evaluating the effect that the guidance will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test that had required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 is effective for the Company in fiscal 2020 and must be applied prospectively. The Company does not believe the new standard will have a material effect on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in ASU No. 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in ASU No. 2018-02 also require certain disclosures about stranded tax effects. The new standard is effective for fiscal years beginning after December 15, 2018, and early adoption in any period is permitted. The Company is currently evaluating the effect that ASU No. 2018-02 will have on its consolidated financial statements and related disclosures.

On December 29, 2017, the Company adopted ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which primarily affects the accounting for equity investments, financial liabilities under fair value option, and the presentation and disclosure requirements of financial instruments. Upon adoption, the Company made an immaterial cumulative effect adjustment to reclassify the unrealized loss of an equity investment previously classified as available for sale from accumulated other comprehensive loss to opening retained earnings. All future changes in fair value for this equity security will be recognized through net earnings. In addition, the Company holds two investments that were previously accounted for under the cost method of accounting, which under ASU No. 2016-01 were deemed to not have readily determinable fair values and thus were not impacted by the adoption of ASU No. 2016-01. The adoption of this standard did not have a material impact on such investments or the Company’s consolidated financial statements.

On December 29, 2017, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The standard must be applied using a retrospective transition method for each period presented. The adoption of the new standard did not have an effect on the Company’s consolidated financial statements.

On December 29, 2017, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As such, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning of period and ending of period total amount shown on the statement of cash flows. ASU No. 2016-18 was applied on a retrospective basis and prior periods were adjusted to conform to the current period’s presentation. Upon adoption, the Company recorded a $1,274,000 increase in net cash used in investing activities for the 13 weeks ended March 30, 2017 related to reclassifying the changes in its restricted cash balance from investing activities to cash and cash equivalent balances within the consolidated statement of cash flows.

On December 29, 2017, the Company adopted ASU No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance and providing a more robust framework to assist reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The adoption of the new standard did not have an effect on the Company’s consolidated financial statements.

On December 29, 2017, the Company adopted ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU No. 2017-05 clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term “in-substance nonfinancial asset.” It also covers the transfer of nonfinancial assets to another entity in exchange for a non-controlling ownership interest in that entity. The adoption of the new standard did not have an effect on the Company’s consolidated financial statements.

On December 29, 2017, the Company adopted ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Benefit Cost. The ASU requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are to be presented separately, in an appropriately titled line item outside of any subtotal of operating income or disclosed in the footnotes. The standard also limits the amount eligible for capitalization to the service cost component. ASU No. 2017-07 was applied on a retrospective basis and the prior period was adjusted to conform to the current period’s presentation. During the 13 weeks ended March 30, 2017, expense of $428,000 was reclassified from operating income to other expense outside of operating income in the consolidated statement of earnings.

On December 29, 2017, the Company adopted ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce both the diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The adoption of the new standard did not have an effect on the Company’s consolidated financial statements.

On December 29, 2017, the Company early adopted ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in Accounting Standards Codification 815, Derivatives and Hedging (Topic 815). ASU No. 2017-12 is designed to improve the transparency and understandability of information about an entity’s risk management activities and to reduce the complexity of and simplifying the application of hedge accounting. The adoption of the new standard did not have an effect on the Company’s consolidated financial statements.

On December 29, 2017, the Company adopted and applied to all contracts ASU No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company elected the modified retrospective method for the adoption of ASU No. 2014-09 and its related ASU amendments. Under this method, the Company recognized the cumulative effect of the changes in retained earnings at the date of adoption, but did not restate the 13 weeks ended March 30, 2017, which continues to be reported under the accounting standards in effect for that time period.

The Company performed a review of the requirements of ASU No. 2014-09 and related ASUs in preparation for adoption of the new standard. The Company reviewed its key revenue streams and related customer contracts and has applied the five-step model of the standard to these revenue streams and compared the results to its current accounting practices. The majority of the Company’s revenues continue to be recognized in a manner consistent with historical practice.

Revenue from contracts with customers is recognized when, or as, the Company satisfies its performance of obligations by transferring the promised services to the customer. A service is transferred to a customer when, or as, the customer obtains control of that service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring the Company’s progress in satisfying the performance obligation in a manner that depicts the transfer of the services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Company determines the customer obtains control over the promised service. The amount of revenue recognized reflects the consideration entitled to in exchange for those services.

The disaggregation of revenues by business segment for the 13 weeks ended March 29, 2018 is as follows (in thousands):

	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$63,006	$-	$-	$63,006
Rooms	-	20,671	-	20,671
Theatre concessions	41,413	-	-	41,413
Food and beverage	-	15,803	-	15,803
Other revenues (1)	8,037	11,401	88	19,526
Cost reimbursements	479	7,293	-	7,772
Total revenues	$112,935	$55,168	$88	$168,191

(1)	Included in other revenues is an immaterial amount related to rental income that is not considered contract revenue from contracts with customers under ASC No. 2014-09.

The Company recognizes revenue from its rooms as earned on the close of business each day. Revenue from theatre admissions, theatre concessions and food and beverage sales are recognized at the time of sale.

Revenues from advanced ticket and gift card sales are recorded as deferred revenue and are recognized when tickets or gift cards are redeemed. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. Gift card breakage income is recorded in other revenues in the consolidated statements of earnings. The adoption of ASU No. 2014-09 did not have an effect on how revenue is recognized for these arrangements.

Other revenues include management fees for theatres and hotels under management agreements. The management fees are recognized as earned based on the terms of the agreements. The management fees include variable consideration that is recognized based on the Company’s right to invoice as the amount invoiced corresponds directly to the value transferred to the customer. Other revenues also include family entertainment center revenues and revenues from Hotels/Resorts outlets such as spa, ski, golf and parking, each of which are recognized at the time of sale. In addition, other revenues include pre-show advertising income in our theatres. Pre-show advertising revenue includes variable consideration, primarily based on attendance levels, that is allocated to distinct time periods that make up the overall performance obligation. The adoption of ASU No. 2014-09 did not have an effect on how revenue is recognized for these arrangements.

Cost reimbursements primarily consist of payroll and related expenses at managed properties where the Company is the employer and may include certain operational and administrative costs as provided for in the Company’s contracts with owners. These costs are reimbursed back to the Company. As these costs have no added markup, the revenue and related expense have no impact on operating income or net earnings. The adoption of ASU No. 2014-09 did not have an effect on how revenue is recognized for these arrangements.

The timing of the Company’s revenue recognition may differ from the timing of payment by customers. However, the Company typically receives payment within a very short period of time of when the revenue is recognized. The Company records a receivable when revenue is recognized prior to payment and it has an unconditional right to payment. Alternatively, when payment precedes the provision for the related services, deferred revenue is recorded until the performance obligation is satisfied.

Revenues do not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting sales tax.

Due to adoption of ASU No. 2014-09, on the first day of fiscal 2018, the Company recorded a one-time cumulative effect adjustment to the balance sheet as follows:

	Balance at December 28, 2017	Cumulative Adjustment	Balance at December 29, 2017
	(in thousands)
Other accrued liabilities	$53,291	$3,296	$56,587
Deferred compensation and other	56,662	217	56,879
Retained earnings	403,206	(3,513)	399,693

The one-time cumulative effect adjustment to the balance sheet is due to a change in accounting for the Company’s loyalty programs. The Company offers a customer loyalty program to its theatre customers called Magical Movie Rewards. The program allows members to earn points for each dollar spent and access special offers available only to members. The rewards are redeemable at any Marcus Theatre box office, concession stand or food and beverage venue. The Company also offers a customer loyalty program to its Hotels & Resorts customers which allows members to earn points for each dollar spent in its restaurants.  The rewards are redeemable at any of the Company’s hotel outlets including spas, restaurants, and golf. Under ASU No. 2014-09, the portion of Theatre admission revenues, Theatre concession revenues and Food and beverage revenues attributable to loyalty points earned by customers are deferred as a reduction of these revenues until related reward redemption. Through December 28, 2017, the Company recorded the estimated incremental cost of redeeming loyalty points at the time they were earned in Advertising and marketing expense. The change had the effect of an immaterial reduction of theatre admission revenues and a corresponding immaterial increase in theatre concession revenues with an offsetting increase in other long-term liabilities based upon historical customer reward redemption patterns.

In accordance with ASU No. 2014-09, the Company has concluded that it is the principal (as opposed to agent) in the arrangement with third-party internet ticketing companies in regards to sale of internet tickets to customers, and therefore, recognizes ticket fee revenue based on a gross transaction price. As such, internet ticket fee revenue is deferred and recognized when the related film exhibition takes place on a gross transaction price basis. Through December 28, 2017, the Company recorded internet ticket fee revenues net of third-party commission or service fees. The change had the effect of increasing other revenues and other operating expense but had no impact on net earnings or cash flows from operations.

The adoption of ASU No. 2014-09 during the 13 weeks ended March 29, 2018 had the following effect on our consolidated financial statements (in thousands):

	For the 13 weeks ended March 29, 2018
Statement of Earnings	As Reported	ASU No. 2014-09 Impact	Adjusted (1)
Revenues
Theatre admissions	$63,006	$(606)	$63,612
Theatre concessions	41,413	418	40,995
Food and beverage	15,803	(21)	15,824
Other revenues	19,526	1,287	18,239
Total revenues	168,191	1,078	167,113

Costs and expenses
Theatre operations	54,655	154	54,501
Theatre concessions	11,961	139	11,822
Advertising and marketing	5,114	(490)	5,604
Other operating expenses	8,756	1,202	7,554
Total costs and expenses	151,175	1,005	150,170

Operating income	17,016	73	16,943
Income taxes	3,421	19	3,402
Net earnings attributable to The Marcus Corporation	9,821	54	9,767

Balance Sheet
Other accrued liabilities	49,239	3,369	45,870
Total current liabilities	130,574	3,369	127,205
Deferred compensation and other	56,640	217	56,423
Retained Earnings	405,434	(3,586)	409,020
Shareholders equity attributable to The Marcus Corporation	449,483	(3,586)	453,069
Total equity	449,549	(3,586)	453,135

(1)	The amounts reflect each affected financial statement line item as they would have been reported under US GAAP prior to the adoption of ASU No. 2014-09.

The Company had deferred revenue from contracts with customers of $32,913,000 and $36,007,000 as of March 29, 2018 and December 29, 2017, respectively, which includes the one-time cumulative effect adjustment to the balance sheet on the first day of fiscal 2018. The Company had no contract assets as of March 29, 2018 and December 28, 2017. During the 13 weeks ended March 29, 2018, the Company recognized revenue of $10,201,000 ($9,252,000 from the Theatres segment and $850,000 from the Hotels/Resorts segment) that was included in deferred revenues as of December 29, 2017.

A significant majority of the Company’s revenue is recorded in less than one year from the original contract. As of March 29, 2018, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced tickets sales was $4,817,000 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. The Company recognizes revenue as the tickets are redeemed, which is expected to occur within the next 1.3 years. As of March 29, 2018, the amount of transaction price allocated to the remaining performance obligations under the Hotels and Resorts loyalty program was $233,000 and is reflected in the Company’s consolidated balance sheet in deferred compensation and other. The Company recognizes revenue upon reward redemption, which is expected to occur within the next two years.

As part of the Company's adoption of ASU No. 2014-09, the Company elected to use the following practical expedients: (i) not to adjust the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between the Company's transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less; (ii) not to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer; (iii) to expense costs as incurred for costs to obtain contracts when the amortization period would have been one year or less, which mainly includes internal sales and development compensation; (iv) not to disclose remaining performance obligations when the remaining performance obligations have original expected durations of one year or less; and (v) not to disclose remaining performance obligations when variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms a single performance obligation (which exists in the Company’s management fee contracts and its pre-show advertising contracts).

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

The Company entered into two interest rate swap agreements on March 1, 2018 covering $50,000,000 of floating rate debt. The first agreement has a notional amount of $25,000,000, expires March 1, 2021, and requires the Company to pay interest at a defined rate of 2.559% while receiving interest at a defined variable rate of one-month LIBOR (1.938% at March 29, 2018). The second agreement has a notional amount of $25,000,000, expires March 1, 2023, and requires the Company to pay interest at a defined rate of 2.687% while receiving interest at a defined variable rate of one-month LIBOR (1.938% at March 29, 2018). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company’s interest rate swap agreements are considered effective and qualify as cash flow hedges. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. As of March 29, 2018, the interest rate swaps were considered highly effective. The fair value of the interest rate swaps on March 29, 2018 was a liability of $197,000 and was included in deferred compensation and other in the consolidated balance sheet. The Company does not expect the interest rate swaps to have a material effect on earnings within the next 12 months.

The Company had an interest rate swap that expired in January 2018. The swap agreement covered $25,000,000 of floating rate debt that required the Company to pay interest at a defined fixed rate of 0.96% while receiving interest at a defined variable rate of one-month LIBOR. The Company’s interest rate swap agreement was considered effective and qualified as a cash flow hedge from inception through June 16, 2016, at which time the derivative was undesignated and the balance in accumulated other comprehensive loss was reclassified into interest expense. As of June 16, 2016, the swap was considered ineffective for accounting purposes and the change in fair value was recorded as an increase or decrease in interest expense. As such, the $13,000 decrease in fair value of the swap for the 13 weeks ended March 29, 2018 was recorded to interest expense.

Capital Lease Obligations - During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of March 29, 2018, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in furniture, fixtures and equipment is $45,510,000 related to the digital systems as of March 29, 2018 and December 28, 2017, which is being amortized over the remaining estimated useful life of the assets. Accumulated amortization of the digital systems was $36,015,000 and $34,471,000 as of March 29, 2018 and December 28, 2017, respectively.

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

The Company’s capital lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company’s expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $5,484,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

The Company is the obligor of several movie theatre and equipment leases with unaffiliated third parties that qualify for capital lease accounting. Included in buildings and improvements as of March 29, 2018 and December 28, 2017 is $25,648,000 related to these leases, with accumulated amortization of $2,706,000 and $2,300,000 as of March 29, 2018 and December 28, 2017, respectively. Included in furniture, fixtures and equipment as of March 29, 2018 and December 28, 2017 is $1,712,000 related to these leases, with accumulated amortization of $316,000 and $255,000 as of March 29, 2018 and December 28, 2017, respectively. The assets are being amortized over the shorter of the estimated useful lives or the remaining lease terms. The Company paid $808,000 in lease payments on these capital leases during the 13 weeks ended March 29, 2018.

3. Income Taxes

The Company’s effective income tax rate, adjusted for losses from noncontrolling interests, for the 13 weeks ended March 29, 2018 and March 30, 2017 was 25.8% and 37.7%, respectively. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in its income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners.

During the fiscal year ended December 28, 2017, the Company was able to make a reasonable estimate of the impact of the Tax Cuts and Jobs Act of 2017, including the reduction in the corporate tax rate and the provisions related to executive compensation and 100% bonus depreciation on qualifying property. However, given the Act's broad and complex changes, further clarification, interpretation and regulatory guidance could affect the assumptions the Company used in making its reasonable estimate. Following the guidance of the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 118, any adjustments to the Company's estimate will be reported as a component of income tax expense and disclosed in the period when any such adjustments have been determined within the one-year measurement period. During the 13 weeks ended March 29, 2018, the Company did not make any adjustment to the estimates recorded in fiscal 2017.

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

Following is a summary of business segment information for the 13 weeks ended March 29, 2018 and March 30, 2017 (in thousands):

13 Weeks Ended March 29, 2018	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues (1)	$112,935	$55,168	$88	$168,191
Operating income (loss)	23,983	(2,649)	(4,318)	17,016
Depreciation and amortization	9,228	4,590	86	13,904

13 Weeks Ended March 30, 2017	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues (1)	$112,006	$53,340	$110	$165,456
Operating income (loss)	24,723	(2,675)	(3,595)	18,453
Depreciation and amortization	7,793	4,357	98	12,248

(1)       Revenues include cost reimbursements of $7,772 for the 13 weeks ended March 29, 2018 (Theatres - $479, Hotels/Resorts - $7,293) and $7,502 for the 13 weeks ended March 30, 2017 (Theatres - $618, Hotels/Resorts - $6,884).

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

RESULTS OF OPERATIONS

General

We report our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in December. Fiscal 2018 is a 52-week year beginning on December 29, 2017 and ending on December 27, 2018. Fiscal 2017 was a 52-week year beginning December 30, 2016 and ended on December 28, 2017.

We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The first quarter of fiscal 2018 consisted of the 13-week period beginning December 29, 2017 and ended on March 29, 2018. The first quarter of fiscal 2017 consisted of the 13-week period beginning on December 30, 2016 and ended on March 30, 2017. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

Implementation of New Accounting Standards

During the first quarter of fiscal 2018, we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU No. 2014-09), a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We selected the modified retrospective method for adoption of ASU No. 2014-09 and its related ASU amendments. Under this method, we recognized the cumulative effect of the changes in retained earnings at the date of adoption and did not restate prior periods.

The adoption of the new standard primarily impacted our accounting for our loyalty programs and internet ticket fee revenue. Adopting this new standard during the first quarter of fiscal 2018 has had the following impact on our financial statements:

h	In accordance with the new guidance, the portion of theatre admission revenues, theatre concession revenues and food and beverage revenues attributable to loyalty points earned by customers will be deferred as a reduction of these revenues until reward redemption. Through December 28, 2017, we recorded the estimated incremental cost of redeeming loyalty points at the time they were earned in advertising and marketing expense. Our adoption of the standard will result in an immaterial reduction of theatre admission revenues and a corresponding immaterial increase in theatre concession revenues with an offsetting increase in other long-term liabilities based upon historical customer reward redemption patterns.

h	Prior to the adoption of the new standard, we recorded internet ticket fee revenues net of third-party commission or service fees. In accordance with ASU No. 2014-09, we believe that we are the principal (as opposed to agent) in the arrangement with third-party internet ticketing companies in regards to sale of internet tickets to customers, and therefore, we will now recognize ticket fee revenue based on a gross transaction price. This change will have the effect of increasing other revenues and other operating expense but will have no impact on net earnings or cash flows from operations.

We recorded a one-time cumulative effect reduction to retained earnings of $3.5 million during the first quarter of fiscal 2018 related to the adoption of ASU No. 2014-09.

In addition, we adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Benefit Cost, during the first quarter of fiscal 2018. The ASU requires the service cost component of net periodic benefit costs to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are now presented separately in other expense outside of operating income and our prior year results have been updated to conform to the new presentation. As a result of the adoption of this ASU, $496,000 and $428,000, respectively, of other expenses were excluded from operating income during the first quarter of fiscal 2018 and first quarter of fiscal 2017.

Finally, beginning in the fiscal 2018 first quarter, we began appropriately presenting cost reimbursements and reimbursed costs on a gross basis and presented two new line items to the consolidated statements of earnings. These cost reimbursements and reimbursed costs were previously reported on a net basis. Reimbursed costs primarily consist of payroll and related expenses at managed properties where we are the employer and may include certain operational and administrative costs as provided for in our contracts with owners. These costs are reimbursed back to us. As these costs have no added markup, the revenue and related expense have no impact on operating income or net earnings. The vast majority of our cost reimbursements relate to our hotels and resorts division due to the larger number of management contracts in that division. Our prior year results were restated to conform to the new presentation. Cost reimbursements and reimbursed costs totaled $7.8 million for the first quarter of fiscal 2018 and $7.5 million during the first quarter of fiscal 2017. We believe this correction is immaterial to the consolidated financial statements.

Overall Results

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the first quarter of fiscal 2018 and fiscal 2017 (in millions, except for per share and variance percentage data):

	First Quarter
			Variance
	F2018	F2017	Amt.	Pct.
Revenues	$168.2	$165.5	$2.7	1.7%
Operating income	17.0	18.5	(1.5)	-7.8%
Other income (expense)	(3.8)	(3.6)	(0.2)	-4.6%
Net loss attributable to noncontrolling interests	-	(0.3)	0.3	95.5%
Net earnings attributable to The Marcus Corp.	9.8	9.5	0.3	3.9%
Net earnings per common share - diluted	$0.35	$0.33	$0.02	6.1%

Revenues increased during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 due to increased revenues from both our theatre division and hotels and resorts division. Operating income (earnings before other income/expense and income taxes) decreased during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 due to a decrease in theatre division operating income and an increased operating loss from our corporate items. Net earnings attributable to The Marcus Corporation increased during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 due to decreased income taxes.

Operating results from our theatre division were unfavorably impacted by reduced attendance from a weaker slate of movies during the fiscal 2018 first quarter compared to the first quarter of fiscal 2017, partially offset by an increase in our average ticket price and increased concession sales per person due to our expanded food and beverage offerings. Two new theatres also favorably impacted revenues and operating income from our theatre division during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017.

Revenues from our hotels and resorts division were favorably impacted by increased food and beverage revenues, partially offset by a decrease in room revenues for comparable hotels during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. Comparisons of our operating loss during the first quarter of fiscal 2018 to the operating loss during the first quarter of fiscal 2017 from our hotels and resorts division were favorably impacted by the fact that our fiscal 2017 results included preopening expenses and start-up operating losses from our SafeHouse® restaurant and bar that we opened in downtown Chicago, Illinois, adjacent to our AC Chicago Downtown Hotel, on March 1, 2017.

Operating losses from our corporate items, which include amounts not allocable to the business segments, increased during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 due in part to increased legal expense and increased pension and 401(k) expenses. Increased long-term incentive compensation expenses resulting from our improved financial performance and stock performance during the past several years also contributed to increased operating losses from our corporate items during the first quarter of fiscal 2018, as did an increase in our accrual for contributions to our charitable foundation during the first quarter of fiscal 2018.

We did not have any significant variations in investment income (losses) or net equity earnings from unconsolidated joint ventures during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. We did not have any gains or losses on disposition of property, equipment and other assets during the first quarter of fiscal 2018 compared to losses on disposition of property, equipment and other assets of approximately $400,000 during the first quarter of fiscal 2017, due primarily to a write off of disposed equipment at one of our hotels. The timing of periodic sales and disposals of our property and equipment varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment.

Our interest expense totaled $3.3 million for the first quarter of fiscal 2018 compared to $2.9 million for the first quarter of fiscal 2017, an increase of approximately $400,000, or 13.2%. The increase in interest expense during the fiscal 2018 period was due primarily to a higher average interest rate during fiscal 2018, as a result of increases in short-term interest rates on our variable rate debt. In addition, on March 1, 2018, we entered into two interest rate swap agreements, effectively converting $50.0 million in variable rate borrowings to a fixed rate. Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact our actual reported interest expense in future periods, as would further increases in short-term interest rates and changes in the mix between fixed rate debt and variable rate debt in our debt portfolio.

We reported income tax expense for the first quarter of fiscal 2018 of $3.4 million, a decrease of approximately $2.3 million, or 40.1%, compared to income tax expense of $5.7 million for the first quarter of fiscal 2017. The decrease in income tax expense was the result of the reduction in the federal tax rate from 35% to 21% resulting from the December 22, 2017 signing of the Tax Cuts and Jobs Act of 2017. Our fiscal 2018 first quarter effective income tax rate, after adjusting for a loss from noncontrolling interests that is not tax-effected because the entities involved are tax pass-through entities, was 25.8%, compared to our fiscal 2017 first quarter effective income tax rate of 37.7%. As of the date of this report, we anticipate that our effective income tax rate for the remaining quarters of fiscal 2018 will remain at a similar 25-27% range, excluding any changes in our liability for unrecognized tax benefits or potential further changes in federal and state income tax rates. Our actual fiscal 2018 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

The operating results of one majority-owned hotel, The Skirvin Hilton, are included in the hotels and resorts division revenue and operating income during the first quarters of fiscal 2018 and fiscal 2017, and the after-tax net earnings or loss attributable to noncontrolling interests is deducted from or added to net earnings on the consolidated statements of earnings. The operating results of The Lincoln Marriott Cornhusker Hotel were also included in the hotels and resorts division revenue and operating income during the first quarters of fiscal 2018 and fiscal 2017, but because this hotel was not wholly-owned during the first quarter of fiscal 2017, the after-tax net earnings or loss attributable to noncontrolling interests for this property was deducted from or added to net earnings on the consolidated statements of earnings during the fiscal 2017 period. During the fourth quarter of fiscal 2017, we purchased the noncontrolling interest of The Lincoln Marriott Cornhusker Hotel from its former minority owner. We reported a net loss attributable to noncontrolling interests of $15,000 during the first quarter of fiscal 2018 compared to a net loss of $336,000 during the first quarter of fiscal 2017.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the first quarter of fiscal 2018 and fiscal 2017 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2018	F2017	Amt.	Pct.
Revenues	$112.9	$112.0	$0.9	0.8%
Operating income	24.0	24.7	(0.7)	-3.0%
Operating margin (% of revenues)	21.2%	22.1%

Our theatre division revenues increased during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 due in part to new theatres that we opened during fiscal 2017 and an increase in our average ticket price and average concession revenues per person, partially offset by a decrease in attendance. In addition, our adoption of the new revenue recognition accounting standard and our change in the presentation of cost reimbursements for managed theatres (described above) resulted in an increase in theatre division revenues of $960,000 during the first quarter of fiscal 2018 compared to the restated first quarter of fiscal 2017.

Our theatre division operating income and operating margin decreased slightly during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 due primarily to higher fixed costs, such as depreciation and amortization, and higher concession expenses, resulting from our increased number of new food and beverage outlets in our theatres. In addition, our operating income and operating margin were negatively impacted during the first quarter of fiscal 2018 by approximately $400,000 of increased snow removal and heating costs compared to the first quarter of fiscal 2017 due to less favorable weather conditions during the fiscal 2018 period. The increase in theatre division revenues related to our adoption of the new revenue recognition standard described above and our change in the presentation of cost reimbursements for managed theatres, both without a related material change in operating income, contributed to our decreased operating margin during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017.

The following table provides a further breakdown of the components of revenues for the theatre division for the first quarter of fiscal 2018 and fiscal 2017 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2018	F2017	Amt.	Pct.
Box office receipts	$63.0	$63.8	$(0.8)	-1.3%
Concession revenues	41.4	40.9	0.5	1.3%
Other revenues	8.0	6.7	1.3	20.8%
	112.4	111.4	1.0	1.0%
Cost reimbursements	0.5	0.6	(0.1)	-22.5%
Total revenues	$112.9	$112.0	$0.9	0.8%

We opened new theatres in April 2017 and June 2017 that favorably impacted our box office receipts and concession revenues during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. Excluding these two new theatres and two theatres that are no longer comparable to last year because their pricing policies were significantly changed as a result of the new theatres we opened nearby, box office receipts and concession revenues for comparable theatres decreased 3.0% and 1.4%, respectively, during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017.

Conversely, the change in how we recognize revenue related to our Magical Movie Rewards customer loyalty program as a result of our adoption of the new revenue recognition accounting standard (discussed above) resulted in a decrease in box office receipts of approximately $600,000 and an increase in concession revenues of approximately $400,000 during the first quarter of fiscal 2018. Excluding the impact of these changes in revenue recognition from the fiscal 2018 first quarter results, box office receipts decreased 0.4% and concession revenues increased 0.1% during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017.

According to data received from Rentrak (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2018 first quarter results, United States box office receipts (including new theatres) decreased 0.6% during our fiscal 2018 first quarter, indicating that our change in box office receipts during the first quarter of fiscal 2018 of 0.4%, after adjusting for the above described impact of the change in accounting for revenues related to our loyalty program, outperformed the industry by 0.2 percentage points. We outperformed the industry despite the fact that we had approximately 2% of our screens out of service during long portions of the fiscal 2018 first quarter due to renovations at multiple theatres. We have now outperformed the industry average during 15 of the last 17 quarters. We believe our continued outperformance of the industry average is attributable to the investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies, including our $5 Tuesday promotion and our customer loyalty program. The performance of our Marcus Wehrenberg theatres, which we acquired in December 2016, many of which have subsequently undergone significant renovations, was particularly strong during the first quarter of fiscal 2018 compared to the prior year, contributing to our outperformance of the industry average.

Our average ticket price increased 3.5% during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The increase was partially attributable to modest price increases we implemented in October 2017. In addition, the fact that we have increased our number of premium large format (PLF) screens, along with a corresponding price premium, also contributed to our increased average ticket price during the first quarter of fiscal 2018. We also believe that a change in film product mix had a favorable impact on our average ticket price during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. Our top two films during the fiscal 2017 period were the PG-rated family movies Beauty and the Beast and The LEGO® Batman Movie (resulting in a higher percentage of lower-priced children’s tickets sold), compared to our top two films during the first quarter of fiscal 2018, which included the PG-13 rated films Black Panther and Jumanji: Welcome to the Jungle (resulting in a higher percentage of higher-priced adult tickets sold). The increase in average ticket price contributed approximately $1.8 million to our comparable theatre box office receipts during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017.

Our concession revenues increased during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 due to the addition of new theatres, an increase in our average concession revenues per person and the above-described increase related to the change in accounting for loyalty program revenues, partially offset by decreased attendance at comparable theatres. Our average concession revenues per person increased by 6.4% during our first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The increase in our average concession revenues per person contributed approximately $1.8 million to our comparable theatre concession revenues during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017.

A change in concession product mix, including increased sales of non-traditional food and beverage items from our increased number of Take Five LoungeSM, Zaffiro’s® Express, Reel Sizzle® and in-theatre dining outlets, as well as modest selected price increases we introduced in October 2017, were the primary reasons for our increased average concession sales per person during the fiscal 2018 period. In addition, we believe that the above described change in film product mix during the first quarter of fiscal 2018 likely enhanced the growth of our overall average concession sales per person during the fiscal 2018 period, as family-oriented films such as the top two films during the first quarter of fiscal 2017 described above tend not to contribute to sales of non-traditional food and beverage items as much as adult-oriented films.

Other revenues increased by approximately $1.3 million during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. Approximately $1.2 million of this increase related to the change in how we now report internet surcharge ticketing fees. Prior to the new revenue recognition standard, we recorded these fees net of third-party commission or service fees. Under the new guidance that we adopted in the first quarter of fiscal 2018, we are recognizing ticket fee revenues based on a gross transaction price. This change had the effect of increasing other revenues and increasing other operating expense, but had no impact on operating income or net earnings. The remaining increase in other revenues is attributable primarily to increased preshow advertising income.

Total theatre attendance decreased 4.8% during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. Excluding the two new theatres and two theatres that are no longer comparable to last year because their pricing policies were significantly changed as a result of the new theatres we opened nearby, comparable theatre attendance decreased 5.9% during the quarter, due to a weaker film slate in the current year period. We believe a combination of several additional factors partially offset this decrease in attendance and contributed to our above-described industry average outperformance. In addition to the $5 Tuesday promotion that continued to perform well, we believe our fiscal 2018 first quarter attendance was favorably impacted by increased attendance at theatres that have added our spacious new DreamLoungerSM electric all-recliner seating, our proprietary UltraScreen DLX® and SuperScreen DLXSM PLF screens and our unique food and beverage outlets described above. We also believe that we continue to recognize the benefits of our customer loyalty program, introduced in March 2014 and which now has approximately 2.7 million members.

Attendance and box office receipts decreased during seven of the 13 weeks of the first quarter of fiscal 2018 compared to the comparable weeks during the first quarter of fiscal 2017, with the largest decrease occurring in March. The reduction in March box office receipts was due to the fact that our second highest grossing film of fiscal 2017, Beauty and the Beast, was released during March 2017. Conversely, our largest increase in attendance and box office receipts during the first quarter of fiscal 2018 occurred in February and was the result of the blockbuster performance of Black Panther. We believe that film mix this quarter compared to last year likely had a negative impact on our comparative performance versus the overall industry numbers. We believe our Midwestern circuit outperformed our normal share of the total box office with Beauty and the Beast last year. Conversely, although Black Panther performed very well in our theatres, an analysis of the top 100 markets in the United States shows that the Midwest trailed the eastern and southern portions of the United States in box office performance on this film. As a result, while we still outperformed the nation overall during the first quarter of fiscal 2018, the differential was smaller than in prior quarters.

Our highest grossing films during the fiscal 2018 first quarter included Black Panther, Jumanji: Welcome to the Jungle, Star Wars: The Last Jedi, The Greatest Showman and Fifty Shades Freed. The film slate during the first quarter of fiscal 2018 was particularly weighted towards strong blockbuster movies, as evidenced by the fact that our top five films during our fiscal 2018 first quarter accounted for 46% of our total box office results, compared to 37% for the top five films during the first quarter of fiscal 2017, both expressed as a percentage of the total box office receipts for the period. This increased reliance on blockbuster films during the fiscal 2018 period had the effect of slightly increasing our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts.

Film product for the second quarter of fiscal 2018 has, through the date of this report, produced box office results greater than the same period of fiscal 2017. Top performing films during this period have included Black Panther, A Quiet Place, Rampage and Avengers: Infinity War. Other films scheduled to be released during the second quarter that may generate substantial box office interest include Deadpool 2, Solo: A Star Wars Story, Ocean’s 8, Incredibles 2 and Jurassic World: Fallen Kingdom. Compared to films released during the second quarter of fiscal 2017, we believe there is a strong likelihood that the fiscal 2018 second quarter films will outperform the 2017 films. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We ended the first quarter of fiscal 2017 with a total of 884 company-owned screens in 67 theatres and 11 managed screens in two theatres, compared to 874 company-owned screens in 66 theatres and 11 managed screens in two theatres at the end of the first quarter of fiscal 2017. We opened a new 10-screen theatre in Shakopee, Minnesota in April 2017 and a new eight-screen all in-theatre dining theatre, branded BistroPlexSM, in Greendale, Wisconsin in late June 2017. We closed and sold one eight-screen budget-oriented theatre during the fiscal 2017 second quarter. We converted one Marcus Wehrenberg theatre to all-DreamLounger recliner seating during the first quarter of fiscal 2018 and we are currently in the process of converting five more theatres to all-DreamLounger recliner seating, including one Marcus Wehrenberg theatre, with expected completion dates during the second and third quarters of fiscal 2018. We expect to open two new Zaffiro’s Express outlets and one new Take Five Lounge outlet during the second quarter of fiscal 2018 and convert three existing screens to UltraScreen and SuperScreen DLX auditoriums during the second quarter of fiscal 2018 as well. We also expect to begin construction on our second BistroPlex, to be located in Brookfield, Wisconsin, during fiscal 2018.

Hotels and Resorts

The following table sets forth revenues, operating loss and operating margin for our hotels and resorts division for the first quarter of fiscal 2018 and fiscal 2017 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2018	F2017	Amt.	Pct.
Revenues	$55.2	$53.3	$1.9	3.4%
Operating loss	(2.6)	(2.7)	0.1	1.0%
Operating margin (% of revenues)	-4.8%	-5.0%

The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the first quarter of fiscal 2018 and fiscal 2017 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2018	F2017	Amt.	Pct.
Room Revenues	$20.7	$20.9	$(0.2)	-1.3%
Food and beverage revenues	15.8	15.0	0.8	5.1%
Other revenues	11.4	10.5	0.9	8.8%
	47.9	46.4	1.5	3.1%
Cost reimbursements	7.3	6.9	(0.4)	5.9%
Total revenues	$55.2	$53.3	$1.9	3.4%

Our first quarter is typically the weakest quarter of our fiscal year for our hotels and resorts division due to the traditionally reduced level of travel at our predominantly Midwestern portfolio of owned properties. Division revenues increased during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 due to increased food and beverage revenues and other revenues at our owned hotels and resorts and increased cost reimbursements from our managed hotels. Room revenues decreased during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 due to decreased revenue per available room, or RevPAR, partially offset by revenues from new villas opened during the second quarter of fiscal 2017 at the Grand Geneva Resort & Spa. Food and beverage revenues increased primarily due to our SafeHouse® restaurant and bar in Chicago, Illinois, which opened relatively late in the first quarter of fiscal 2017 on March 1, 2017. Other revenues increased due in part to increases in ski revenues from our Grand Geneva Resort & Spa, as well as increased management fees and rental income. Cost reimbursements, described above, also increased during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 due to an increase in the number of management contracts in this division.

Our hotels and resorts division operating loss decreased slightly and operating margin improved slightly during our fiscal 2018 first quarter compared to the first quarter of fiscal 2017 due to the increased revenues and the fact that the prior year results included preopening expenses and startup operating losses related to the new SafeHouse Chicago. Operating losses attributable specifically to our eight owned hotels and resorts increased slightly during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017.

The following table sets forth certain operating statistics for the first quarter of fiscal 2018 and fiscal 2017, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	First Quarter (1)
			Variance
	F2018	F2017	Amt.	Pct.
Occupancy percentage	66.5%	68.9%	-2.4 pts	-3.5%
ADR	$127.47	$125.92	$1.55	1.2%
RevPAR	$84.74	$86.80	$(2.06)	-2.4%

(1)	These operating statistics represent averages of our eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at four of our eight company-owned properties during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2018 first quarter results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 1.0% during our fiscal 2018 first quarter compared to the same weeks last year. Data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced a decrease in RevPAR of 3.2% during our fiscal 2018 first quarter.

There were not any significant variations in our various customer segments during this traditionally slow time of year for us. Group business was up slightly overall, but the Milwaukee market saw a decrease due to the fact that last year the city had two major basketball tournaments in town in March – a men’s NCAA first and second round bracket and the women’s Big East tournament. We believe our RevPAR outperformance of our competitive sets during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily the result of an increase in our ADR during the fiscal 2018 period, despite the fact that it is generally more difficult to increase ADR during our slower winter season, as overall occupancy is at its lowest. Four of our eight company-owned hotels reported increased ADR during the fiscal 2018 first quarter compared to the first quarter of fiscal 2017.

Looking to future periods, our company-owned hotels had a slightly above-average group booking period during the first quarter of fiscal 2018 and as of the date of this report, our group room revenue bookings for future periods in fiscal 2018 - commonly referred to in the hotels and resorts industry as “group pace” - is running slightly ahead of our group room revenue bookings for future periods last year at this time.

We generally expect our favorable revenue trends to continue in future periods and to track or exceed the overall industry trends, particularly in our respective markets. Many published reports by those who closely follow the hotel industry, including Smith Travel Research, suggest that the United States lodging industry will continue to achieve slow but steady growth in RevPAR during the remaining periods of 2018. There also appears to be some improvement in sentiment regarding the positive impact that recent regulatory and tax reforms are having on our business customers, which may result in increased business travel in the future. Whether the relatively positive trends in the lodging industry over the last several years will continue depends in large part on the economic environment, as hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product. We also continue to monitor hotel supply in our markets, as increased supply without a corresponding increase in demand may have a negative impact on our results.

In addition to the fact that we began managing the new Omaha Marriott Downtown at The Capitol District hotel in Omaha, Nebraska and the Sheraton Chapel Hill Hotel in Chapel Hill, North Carolina during the second half of fiscal 2017, our hotels and resorts division operating results should benefit in future periods from three new management contracts that we have recently obtained. In January 2018, we began management of the newly-opened Murieta Inn and Spa in Rancho Murieta, California. This 83-room boutique hotel is situated southeast of Sacramento among the foothills of the Sierra Nevada Range, and establishes a presence for the company in Northern California. In April 2018, we also announced that we began management of the DoubleTree by Hilton Hotel El Paso Downtown in El Paso, Texas, as well as the newly constructed Courtyard by Marriott El Paso Downtown/Convention Center, which we expect will open in June 2018. This will increase our portfolio to 21 owned and managed properties across the country.

Conversely, during fiscal 2017, we ceased management of the Sheraton Madison Hotel in Madison, Wisconsin and The Westin® Atlanta Perimeter North in Atlanta, Georgia due to the fact that each of these hotels was sold. The loss of these management contracts will partially offset the benefits of the new management contracts described above. The timing and possible disruption of business from our planned renovations at the InterContinental Milwaukee hotel and the Hilton Madison at Monona Terrace may also have a slight negative impact on our operating results of those two hotels during fiscal 2018.

We continue to explore opportunities to monetize selected existing owned hotels in the future. We will consider many factors as we actively review opportunities to execute this strategy, including income tax considerations, the ability to retain management, pricing and individual market considerations. Execution of this strategy is also dependent upon a favorable hotel transactional market. In addition, we continue to explore potential growth opportunities. The timing and nature of the opportunities may vary and include pure management contracts, management contracts with equity, and joint venture investments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously-noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $90 million of unused credit lines as of the end of our fiscal 2018 first quarter, will be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2018.

Financial Condition

Net cash provided by operating activities totaled $12.0 million during the first quarter of fiscal 2018, compared to $25.9 million during the first quarter of the fiscal 2017. The $13.9 million decrease in cash provided by operating activities was due primarily to the unfavorable timing in the payment of accounts payable, taxes other than income taxes and other accrued liabilities during the first quarter of fiscal 2018, partially offset by increased net earnings and the favorable timing in the collection of accounts and notes receivable and payment of accrued compensation.

Net cash used in investing activities during the first quarter of fiscal 2018 totaled $16.1 million, compared to $21.8 million during the first quarter of fiscal 2017. The decrease in net cash used in investing activities was primarily the result of decreased capital expenditures during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $16.0 million during the first quarter of fiscal 2018 compared to $22.2 million during the first quarter of fiscal 2017. Approximately $8.5 million of our capital expenditures during the first quarter of fiscal 2017 were related to the development of previously-described new theatres. We did not incur any acquisition-related capital expenditures during the first quarter of fiscal 2018 or the first quarter of fiscal 2017.

Fiscal 2018 first quarter cash capital expenditures included approximately $13.8 million incurred in our theatre division, including costs associated with the addition of DreamLounger recliner seating, new UltraScreen and SuperScreen DLX auditoriums and new Zaffiro’s Express and Take Five Lounge outlets to existing theatres. We also incurred capital expenditures in our hotels and resorts division during the first quarter of fiscal 2018 of approximately $2.2 million, consisting primarily of normal maintenance capital projects. Fiscal 2017 first quarter cash capital expenditures included approximately $15.8 million incurred in our theatre division, including previously-described new theatre development costs and costs associated with the addition of DreamLounger recliner seating, SuperScreen DLX auditorium conversions and new Zaffiro’s Express and Reel Sizzle outlets to existing theatres. We also incurred capital expenditures in our hotels and resorts division during the first quarter of fiscal 2017 of approximately $6.2 million, including costs associated with the development of our new SafeHouse Chicago location and the development of new villas at the Grand Geneva Resort & Spa.

Net cash used in financing activities during the first quarter of fiscal 2018 totaled $3.2 million compared to net cash provided by financing activities of $2.1 million during the first quarter of fiscal 2017. We used excess cash during both periods to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, we added $49.0 million of new short-term borrowings and we made $48.0 million of repayments on short-term borrowings during the first quarter of fiscal 2018 (net increase in borrowings on our credit facility of $1.0 million) compared to $79.0 million of new short-term borrowings and $114.0 million of repayments on short-term borrowings made during the first quarter of fiscal 2017 (net decrease in borrowings on our credit facility of $35.0 million).

We did not issue any new long-term debt during the first quarter of fiscal 2018. Conversely, proceeds from the issuance of long-term debt totaled $65.0 million during the first quarter of fiscal 2017 and included the issuance of $50 million of senior notes. In addition, we repaid a mortgage note that matured in January 2017 with a balance of $24.2 million as of December 29, 2016 during the first quarter of fiscal 2017 and replaced it with borrowings under our revolving credit facility and the issuance of a $15.0 million mortgage note bearing interest at LIBOR plus 2.75%, requiring monthly principal and interest payments and maturing in fiscal 2020. Principal payments on long-term debt were $24.4 million during the first quarter of fiscal 2017 (including the mortgage note repayment described above) compared to payments of only $173,000 during the first quarter of fiscal 2018. Our debt-to-capitalization ratio (excluding our capital lease obligations) was 0.40 at March 29, 2018 and December 28, 2017.

We repurchased approximately 15,000 shares of our common stock for approximately $453,000 in conjunction with the exercise of stock options during the first quarter of fiscal 2018, compared to 640 shares repurchased for approximately $20,000 in conjunction with the exercise of stock options during the first quarter of fiscal 2017. As of March 29, 2018, approximately 2.9 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. We expect that we will execute any future repurchases on the open market or in privately-negotiated transactions, depending upon a number of factors, including prevailing market conditions.

Dividend payments during the first quarter of fiscal 2018 totaled $4.1 million compared to dividend payments of $3.4 million during the first quarter of fiscal 2017. The increase in dividend payments was the result of a 20.0% increase in our regular quarterly dividend payment initiated in March 2018.

We previously indicated that we expected our full-year fiscal 2018 capital expenditures, including potential purchases of interests in joint ventures (but excluding any significant unidentified acquisitions), to be in the $65-$80 million range. We are still finalizing the scope and timing of the various projects requested by our two divisions, but at this time, we are not adjusting this estimate. Some of these projects may carry over to the next fiscal year. The actual timing and extent of the implementation of all of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends, and the availability of attractive opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have not experienced any material changes in our market risk exposures since December 28, 2017.

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

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2017. No material change to such risk factors has occurred during the 13 weeks ended March 29, 2018.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
December 29 – January 25	—	$—	—	2,869,422
January 26 – February 22	—	—	—	2,869,422
February 23 – March 29	15,018	30.14	15,018	2,854,404
Total	15,018	$30.14	15,018	2,854,404

(1)	Through March 29, 2018, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of March 29, 2018, we had repurchased approximately 8.8 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from The Marcus Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: May 8, 2018	By:	/s/ Gregory S. Marcus
Gregory S. Marcus President and Chief Executive Officer

DATE: May 8, 2018	By:	/s/ Douglas A. Neis
Douglas A. Neis Chief Financial Officer and Treasurer

S-1