Form 10-Q
period 2018-06-28
MARCUS CORP
filed 2018-08-07
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2018

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

COMMON STOCK OUTSTANDING AT August 2, 2018 – 19,681,237

CLASS B COMMON STOCK OUTSTANDING AT August 2, 2018 – 8,419,728

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	June 28, 2018	December 28, 2017

ASSETS
Current assets:
Cash and cash equivalents	$13,304	$16,248
Restricted cash	5,238	4,499
Accounts and notes receivable, net of reserves
of $193 and $161, respectively	30,992	27,230
Refundable income taxes	3,400	15,335
Other current assets	14,369	13,409
Total current assets	67,303	76,721

Property and equipment:
Land and improvements	146,980	146,887
Buildings and improvements	765,859	759,166
Leasehold improvements	98,423	93,451
Furniture, fixtures and equipment	360,037	351,879
Construction in progress	7,949	5,269
Total property and equipment	1,379,248	1,356,652
Less accumulated depreciation and amortization	526,652	496,588
Net property and equipment	852,596	860,064

Other assets:
Investments in joint ventures	4,722	4,239
Goodwill	43,422	43,492
Other	34,183	33,281
Total other assets	82,327	81,012

TOTAL ASSETS	$1,002,226	$1,017,797

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	June 28, 2018	December 28, 2017

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,704	$51,541
Taxes other than income taxes	19,536	19,638
Accrued compensation	13,633	15,627
Other accrued liabilities	49,272	53,291
Current portion of capital lease obligations	7,262	7,570
Current maturities of long-term debt	10,065	12,016
Total current liabilities	137,472	159,683

Capital lease obligations	24,777	28,282

Long-term debt	275,321	289,813

Deferred income taxes	38,279	38,233

Deferred compensation and other	59,285	56,662

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares;
none issued	–	–
Common Stock, $1 par; authorized 50,000,000 shares;
issued 22,668,528 shares at June 28, 2018 and
22,655,517 shares at December 28, 2017	22,669	22,656
Class B Common Stock, $1 par; authorized 33,000,000
shares; issued and outstanding 8,520,985 shares at
June 28, 2018 and 8,533,996 shares at December 28, 2017	8,521	8,534
Capital in excess of par	63,253	61,452
Retained earnings	420,910	403,206
Accumulated other comprehensive loss	(7,100)	(7,425)
	508,253	488,423
Less cost of Common Stock in treasury (3,145,440 shares at
June 28, 2018 and 3,335,745 shares at December 28, 2017)	(41,320)	(43,399)
Total shareholders' equity attributable to The Marcus Corporation	466,933	445,024
Noncontrolling interest	159	100
Total equity	467,092	445,124

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,002,226	$1,017,797

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings

(in thousands, except per share data)	June 28, 2018		June 29, 2017
	13 Weeks	26 Weeks	13 Weeks	26 Weeks
Revenues:
Theatre admissions	$69,607	$132,613	$52,135	$115,976
Rooms	29,118	49,789	29,125	50,059
Theatre concessions	46,798	88,211	35,179	76,075
Food and beverage	18,836	34,639	18,777	33,817
Other revenues	20,023	39,549	17,559	34,802
	184,382	344,801	152,775	310,729
Cost reimbursements	8,916	16,688	7,365	14,867
Total revenues	193,298	361,489	160,140	325,596

Costs and expenses:
Theatre operations	61,153	115,808	46,756	101,441
Rooms	10,567	20,068	10,261	19,459
Theatre concessions	12,976	24,937	9,981	21,099
Food and beverage	14,899	28,964	15,501	28,968
Advertising and marketing	6,025	11,139	6,022	11,584
Administrative	18,558	35,840	17,393	33,922
Depreciation and amortization	14,426	28,330	12,303	24,551
Rent	2,585	5,536	3,332	6,605
Property taxes	4,779	9,993	4,445	9,523
Other operating expenses	9,307	18,063	7,612	15,955
Reimbursed costs	8,916	16,688	7,365	14,867
Total costs and expenses	164,191	315,366	140,971	287,974

Operating income	29,107	46,123	19,169	37,622

Other income (expense):
Investment income (loss)	27	(9)	38	110
Interest expense	(3,511)	(6,820)	(3,163)	(6,087)
Other expense	(496)	(992)	(428)	(856)
Gain (loss) on disposition of property, equipment and other assets	(408)	(408)	428	29
Equity earnings from unconsolidated joint ventures, net	200	252	32	87
	(4,188)	(7,977)	(3,093)	(6,717)

Earnings before income taxes	24,919	38,146	16,076	30,905
Income taxes	6,207	9,628	5,951	11,663
Net earnings	18,712	28,518	10,125	19,242
Net earnings (loss) attributable to noncontrolling interests	93	78	1	(335)
Net earnings attributable to The Marcus Corporation	$18,619	$28,440	$10,124	$19,577

Net earnings per share – basic:
Common Stock	$0.68	$1.05	$0.38	$0.73
Class B Common Stock	$0.62	$0.95	$0.34	$0.66

Net earnings per share – diluted:
Common Stock	$0.65	$1.00	$0.36	$0.69
Class B Common Stock	$0.61	$0.93	$0.33	$0.64

Dividends per share:
Common Stock	$0.150	$0.300	$0.125	$0.250
Class B Common Stock	$0.136	$0.273	$0.114	$0.227

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)	June 28, 2018		June 29, 2017
	13 Weeks	26 Weeks	13 Weeks	26 Weeks

Net earnings	$18,712	$28,518	$10,125	$19,242

Other comprehensive income (loss), net of tax:

Change in unrealized gain on available for sale investments, net of tax benefit of $0, $0, $0 and $9, respectively	–	–	–	(14)

Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $42, $83, $36 and $71, respectively	113	227	53	107

Fair market value adjustment of interest rate swap, net of tax effect of $63, $0, $0 and $0, respectively	169	(1)	–	–

Reclassification adjustment on interest rate swap included in interest expense, net of tax effect of $22, $32, $0 and $0, respectively	62	88	–	–

Other comprehensive income	344	314	53	93

Comprehensive income	19,056	28,832	10,178	19,335

Comprehensive income (loss) attributable to noncontrolling interests	93	78	1	(335)

Comprehensive income attributable to The Marcus Corporation	$18,963	$28,754	$10,177	$19,670

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	26 Weeks Ended
(in thousands)	June 28, 2018	June 29, 2017

OPERATING ACTIVITIES:
Net earnings	$28,518	$19,242
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings on investments in joint ventures	(253)	(87)
Distributions from joint ventures	64	237
Loss (gain) on disposition of property, equipment and other assets	408	(29)
Amortization of favorable lease right	167	167
Depreciation and amortization	28,330	24,551
Amortization of debt issuance costs	145	139
Shared-based compensation	1,311	1,269
Deferred income taxes	2	1,400
Deferred compensation and other	2,875	1,348
Contribution of the Company’s stock to savings and profit-sharing plan	1,130	1,024
Changes in operating assets and liabilities:
Accounts and notes receivable	(3,762)	(8,389)
Other current assets	(960)	(2,158)
Accounts payable	(6,001)	1,688
Income taxes	12,880	(6,549)
Taxes other than income taxes	(102)	832
Accrued compensation	(1,994)	(3,506)
Other accrued liabilities	(7,315)	(4,578)
Total adjustments	26,925	7,359
Net cash provided by operating activities	55,443	26,601

INVESTING ACTIVITIES:
Capital expenditures	(32,245)	(55,103)
Proceeds from disposals of property, equipment and other assets	76	4,155
Decrease (increase) in other assets	(1,031)	581
Contribution in joint venture	(294)	–
Net cash used in investing activities	(33,494)	(50,367)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facilities	105,000	194,000
Repayment of borrowings on revolving credit facilities	(110,000)	(186,000)
Proceeds from borrowings on long-term debt	–	65,000
Principal payments on long-term debt	(11,516)	(35,719)
Debt issuance costs	–	(370)
Repayments of capital lease obligations	(901)	(516)
Equity transactions:
Treasury stock transactions, except for stock options	(664)	52
Exercise of stock options	2,104	1,241
Dividends paid	(8,158)	(6,741)
Distributions to noncontrolling interest	(19)	–
Net cash provided by (used in) financing activities	(24,154)	30,947

Net increase (decrease) in cash, cash equivalents and restricted cash	(2,205)	7,181
Cash, cash equivalents and restricted cash at beginning of period	20,747	8,705
Cash, cash equivalents and restricted cash at end of period	$18,542	$15,886

Supplemental Information:
Interest paid, net of amounts capitalized	$6,507	$5,488
Income taxes paid (refunded)	(3,205)	16,810
Change in accounts payable for additions to property and equipment	(7,836)	10,477

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED JUNE 28, 2018

1. General

Basis of Presentation – The unaudited consolidated financial statements for the 13 and 26 weeks ended June 28, 2018 and June 29, 2017 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at June 28, 2018, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2017.

Immaterial Restatement of Prior Year Financial Statements – Beginning in the fiscal 2018 first quarter, the Company began appropriately presenting cost reimbursements and reimbursed costs on a gross basis and presented two new line items in the consolidated statements of earnings. These cost reimbursements and reimbursed costs were previously reported on a net basis. Reimbursed costs primarily consist of payroll and related expenses at managed properties where the Company is the employer and may include certain operational and administrative costs as provided for in the Company's contracts with owners. These costs are reimbursed back to the Company. As these costs have no added markup, the revenue and related expense have no impact on operating income or net earnings. Cost reimbursements and reimbursed costs, which totaled $7,365,000 and $14,867,000 for the 13 and 26 weeks ended June 29, 2017, respectively, have been separately presented in the prior year statement of earnings to correct the prior year presentation. The Company believes this correction is immaterial to the consolidated financial statements.

Accounting Policies – Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 28, 2017, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.

During the 26 weeks ended June 28, 2018, there were no significant changes made to the Company’s significant accounting policies other than the changes attributable to the adoption of the Financial Accounting Standards Board Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which was adopted on December 29, 2017. These revenue recognition policy updates are applied prospectively in the Company’s financial statements from December 29, 2017 forward. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.

Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $14,445,000 and $28,481,000 for the 13 and 26 weeks ended June 28, 2018, respectively, and $12,250,000 and $24,422,000 for the 13 and 26 weeks ended June 29, 2017, respectively.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	Interest Rate Swaps		Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at December 28, 2017	$–		$(11)	$(7,414)	$(7,425)
Amount reclassified to retained earnings on December 29, 2017 in connection with the adoption of ASU No. 2016-01	–		11	–	11
Balance at December 29, 2017	–		–	(7,414)	(7,414)
Amortization of the net actuarial loss and prior service credit	–		–	227	227
Other comprehensive loss before reclassifications	(1)		–	–	(1)
Amounts reclassified from accumulated other comprehensive loss	88	(1)	–	–	88
Net other comprehensive income	87		–	227	314
Balance at June 28, 2018	$87		$–	$(7,187)	$(7,100)

(1)	Amount is included in interest expense in the consolidated statements of earnings.

	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at December 29, 2016	$3	$(5,069)	$(5,066)
Change in unrealized gain on available for sale investments	(14)	–	(14)
Amortization of net actuarial loss and prior service credit	–	107	107
Net other comprehensive income (loss)	(14)	107	93
Balance at June 29, 2017	$(11)	$(4,962)	$(4,973)

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended June 28, 2018	13 Weeks Ended June 29, 2017	26 Weeks Ended June 28, 2018	26 Weeks Ended June 29, 2017
	(in thousands, except per share data)
Numerator:
Net earnings attributable to
The Marcus Corporation	$18,619	$10,124	$28,440	$19,577
Denominator:
Denominator for basic EPS	28,010	27,784	27,952	27,746
Effect of dilutive employee stock options	611	702	582	689
Denominator for diluted EPS	28,621	28,486	28,534	28,435
Net earnings per share - basic:
Common Stock	$0.68	$0.38	$1.05	$0.73
Class B Common Stock	$0.62	$0.34	$0.95	$0.66
Net earnings per share - diluted:
Common Stock	$0.65	$0.36	$1.00	$0.69
Class B Common Stock	$0.61	$0.33	$0.93	$0.64

Equity – Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interests for the 26 weeks ended June 28, 2018 and June 29, 2017 was as follows:

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at December 28, 2017	$445,024	$100
Net earnings attributable to The Marcus Corporation	28,440	–
Net earnings attributable to noncontrolling interests	–	78
Distributions to noncontrolling interests	–	(19)
Cash dividends	(8,158)	–
Exercise of stock options	2,104	–
Savings and profit sharing contribution	1,130	–
Treasury stock transactions, except for stock options	(664)	–
Share-based compensation	1,311	–
Cumulative effect of adopting ASU No. 2014-09, net of tax	(2,568)	–
Other comprehensive income, net of tax	314	–
Balance at June 28, 2018	$466,933	$159

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at December 29, 2016	$390,112	$1,535
Net earnings attributable to The Marcus Corporation	19,577	–
Net loss attributable to noncontrolling interests	–	(335)
Cash dividends	(6,741)	–
Exercise of stock options	1,241	–
Savings and profit sharing contribution	1,024	–
Treasury stock transactions, except for stock options	52	–
Share-based compensation	1,269	–
Other comprehensive income, net of tax	93	–
Balance at June 29, 2017	$406,627	$1,200

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At June 28, 2018 and December 28, 2017, respectively, the Company’s $4,769,000 and $4,053,000 of debt and equity securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 – Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At June 28, 2018 and December 28, 2017, respectively, the $119,000 and $13,000 asset related to the Company’s interest rate swap contracts were valued using Level 2 pricing inputs.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At June 28, 2018 and December 28, 2017, none of the Company’s fair value measurements were valued using Level 3 pricing inputs.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended June 28, 2018	13 Weeks Ended June 29, 2017	26 Weeks Ended June 28, 2018	26 Weeks Ended June 29, 2017
	(in thousands)
Service cost	$231	$191	$463	$382
Interest cost	341	339	682	678
Net amortization of prior service cost and actuarial loss	155	89	310	178
Net periodic pension cost	$727	$619	$1,455	$1,238

Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of earnings.

New Accounting Pronouncements - In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), intended to improve financial reporting related to leasing transactions. ASU No. 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability for most operating leases with lease terms of more than 12 months. The new guidance will also require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from the leases. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 and requires a modified retrospective transition by means of a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective, with the option to elect certain practical expedients. Early adoption is permitted. The Company is currently evaluating the impact ASU No. 2016-02 will have on its consolidated financial statements. The most significant impact of the amendments in ASU No. 2016-02 will be the recognition of the new right-of-use assets and lease liabilities for assets currently subject to operating leases. The Company believes that the adoption of ASU No. 2016-02 will not have a material effect on its consolidated Statements of Earnings. The Company will adopt the amendments in ASU No. 2016-02 in the first quarter of 2019.

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

On December 29, 2017, the Company adopted and applied to all contracts ASU No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company elected the modified retrospective method for the adoption of ASU No. 2014-09 and its related ASU amendments. Under this method, the Company recognized the cumulative effect of the changes in retained earnings at the date of adoption, but did not restate the 13 or 26 weeks ended June 29, 2017, which continues to be reported under the accounting standards in effect for that time period.

The Company performed a review of the requirements of ASU No. 2014-09 and related ASUs in preparation for adoption of the new standard. The Company reviewed its key revenue streams and related customer contracts and has applied the five-step model of the standard to these revenue streams and compared the results to its current accounting practices. The majority of the Company’s revenues continue to be recognized in a manner consistent with historical practice. See Note 2 for further discussion.

On December 29, 2017, the Company adopted ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which primarily affects the accounting for equity investments, financial liabilities under fair value option, and the presentation and disclosure requirements of financial instruments. Upon adoption, the Company made an immaterial cumulative effect adjustment to reclassify the unrealized loss of an equity investment previously classified as available for sale from accumulated other comprehensive loss to opening retained earnings. All future changes in fair value for this equity security will be recognized through net earnings. In addition, the Company holds two investments that were previously accounted for under the cost method of accounting, which under ASU No. 2016-01 were deemed to not have readily determinable fair values and thus were not impacted by the adoption of ASU No. 2016-01. The adoption of this standard did not have a material impact on such investments or the Company's consolidated financial statements.

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

On December 29, 2017, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As such, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning of period and ending of period total amount shown on the statement of cash flows. ASU No. 2016-18 was applied on a retrospective basis and prior periods were adjusted to conform to the current period’s presentation. Upon adoption, the Company recorded a $2,086,000 decrease in net cash used in investing activities for the 26 weeks ended June 29, 2017 related to reclassifying the changes in its restricted cash balance from investing activities to cash and cash equivalent balances within the consolidated statement of cash flows.

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

On December 29, 2017, the Company adopted ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU No. 2017-05 clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term “in-substance nonfinancial asset.” It also covers the transfer of nonfinancial assets to another entity in exchange for a non-controlling ownership interest in that entity. The adoption of the new standard did not have an effect on the Company’s consolidated financial statements.

On December 29, 2017, the Company adopted ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Benefit Cost. The ASU requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are to be presented separately, in an appropriately titled line item outside of any subtotal of operating income or disclosed in the footnotes. The standard also limits the amount eligible for capitalization to the service cost component. ASU No. 2017-07 was applied on a retrospective basis and the prior period was adjusted to conform to the current period’s presentation. During the 13 and 26 weeks ended June 29, 2017, expense of $428,000 and $856,000, respectively, was reclassified from operating income to other expense outside of operating income in the consolidated statement of earnings.

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

2. Revenue Recognition

Revenue Recognition Policy

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

The disaggregation of revenues by business segment for the 13 and 26 weeks ended June 28, 2018 is as follows (in thousands):

	13 Weeks Ended June 28, 2018
	Reportable Segment
	Theatres	Hotels/ Resorts	Corporate	Total
Theatre admissions	$69,607	$–	$–	$69,607
Rooms	–	29,118	–	29,118
Theatre concessions	46,798	–	–	46,798
Food and beverage	–	18,836	–	18,836
Other revenues(1)	8,661	11,230	132	20,023
Cost reimbursements	387	8,529	–	8,916
Total revenues	$125,453	$67,713	$132	$193,298

	26 Weeks Ended June 28, 2018
	Reportable Segment
	Theatres	Hotels/ Resorts	Corporate	Total
Theatre admissions	$132,613	$–	$–	$132,613
Rooms	–	49,789	–	49,789
Theatre concessions	88,211	–	–	88,211
Food and beverage	–	34,639	–	34,639
Other revenues(1)	16,698	22,631	220	39,549
Cost reimbursements	866	15,822	–	16,688
Total revenues	$238,388	$122,881	$220	$361,489

(1)	Included in other revenues is an immaterial amount related to rental income that is not considered contract revenue from contracts with customers under ASC No. 2014-09.

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

Other revenues include management fees for theatres and hotels under management agreements. The management fees are recognized as earned based on the terms of the agreements. The management fees include variable consideration that is recognized based on the Company’s right to invoice as the amount invoiced corresponds directly to the value transferred to the customer. Other revenues also include family entertainment center revenues and revenues from Hotels/Resorts outlets such as spa, ski, golf and parking, each of which are recognized at the time of sale. In addition, other revenues include pre-show advertising income in the Company’s theatres. Pre-show advertising revenue includes variable consideration, primarily based on attendance levels, that is allocated to distinct time periods that make up the overall performance obligation. The adoption of ASU No. 2014-09 did not have an effect on how revenue is recognized for these arrangements.

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

Adoption of ASU No. 2014-09

Due to adoption of ASU No. 2014-09, on the first day of fiscal 2018, the Company recorded a one-time cumulative effect adjustment to the balance sheet as follows:

	Balance at December 28, 2017	Cumulative Adjustment	Balance at December 29, 2017
	(in thousands)
Refundable income taxes	$15,335	$945	$16,280
Other accrued liabilities	53,291	3,296	56,587
Deferred compensation and other	56,662	217	56,879
Retained earnings	403,206	(2,568)	400,638

The one-time cumulative effect adjustment to the balance sheet is due to a change in accounting for the Company’s loyalty programs. The Company offers a customer loyalty program to its theatre customers called Magical Movie Rewards. The program allows members to earn points for each dollar spent and access special offers available only to members. The rewards are redeemable at any Marcus Theatre box office, concession stand or food and beverage venue. The Company also offers a customer loyalty program to its Hotels and Resorts customers which allows members to earn points for each dollar spent in its restaurants. The rewards are redeemable at any of the Company’s hotel outlets including spas, restaurants, and golf. Under ASU No. 2014-09, the portion of Theatre admission revenues, Theatre concession revenues and Food and beverage revenues attributable to loyalty points earned by customers are deferred as a reduction of these revenues until related reward redemption. Through December 28, 2017, the Company recorded the estimated incremental cost of redeeming loyalty points at the time they were earned in Advertising and marketing expense. The change had the effect of an immaterial reduction of theatre admission revenues and a corresponding immaterial increase in theatre concession revenues with an offsetting increase in other long-term liabilities based upon historical customer reward redemption patterns.

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

The adoption of ASU No. 2014-09 had the following effect on our consolidated statement of earnings for the 13 and 26 weeks ended June 28, 2018 (in thousands):

	For the 13 Weeks Ended June 28, 2018			For the 26 Weeks Ended June 28, 2018
	As Reported	ASU No. 2014-09 Impact	Adjusted (1)	As Reported	ASU No. 2014-09 Impact	Adjusted (1)
Revenues:
Theatre admissions	$69,607	$(750)	$70,357	$132,613	$(1,356)	$133,969
Theatre concessions	46,798	546	46,252	88,211	964	87,247
Food and beverage	18,836	41	18,795	34,639	20	34,619
Other revenues	20,023	1,418	18,605	39,549	2,705	36,844
Total revenues	193,298	1,255	192,043	361,489	2,333	359,156

Costs and expenses:
Theatre operations	61,153	160	60,993	115,808	314	115,494
Theatre concessions	12,976	171	12,805	24,937	310	24,627
Advertising and marketing	6,025	(563)	6,588	11,139	(1,053)	12,192
Other operating expenses	9,307	1,402	7,905	18,063	2,604	15,459
Total costs and expenses	164,191	1,170	163,021	315,366	2,175	313,191

Operating income	29,107	85	29,022	46,123	158	45,965
Income taxes	6,207	21	6,186	9,628	40	9,588
Net earnings attributable to The Marcus Corporation	18,619	64	18,555	28,440	118	28,322

(1)	The amounts reflect each affected financial statement line item as they would have been reported under US GAAP prior to the adoption of ASU No. 2014-09.

The adoption of ASU No. 2014-09 had the following effect on our consolidated balance sheet as of June 28, 2018 (in thousands):

	As Reported	ASU No. 2014-09 Impact	Adjusted (1)
Refundable income taxes	$3,400	$945	$2,455
Total current assets	67,303	945	66,358
Total assets	1,002,226	945	1,001,281
Other accrued liabilities	49,272	3,572	45,700
Total current liabilities	137,472	3,572	133,900
Deferred compensation and other	59,285	99	59,186
Retained Earnings	420,910	(2,726)	423,636
Shareholders equity attributable to The Marcus Corporation	466,933	(2,726)	469,659
Total equity	467,092	(2,726)	469,818
Total liabilities and shareholders equity	1,002,226	945	1,001,281

(1)	The amounts reflect each affected financial statement line item as they would have been reported under US GAAP prior to the adoption of ASU No. 2014-09.

The Company had deferred revenue from contracts with customers of $31,826,000 and $36,007,000 as of June 28, 2018 and December 29, 2017, respectively, which includes the one-time cumulative effect adjustment to the balance sheet on the first day of fiscal 2018. The Company had no contract assets as of June 28, 2018 and December 28, 2017. During the 13 and 26 weeks ended June 28, 2018, respectively, the Company recognized revenue of $4,788,000 and $14,989,000 that was included in deferred revenues as of December 29, 2017. The decrease in deferred revenue from December 29, 2017 to June 28, 2018 was due to theatre gift card redemptions and advanced movie ticket redemptions during the 26 weeks ended June 28, 2018, offset by an increase in advanced sales/deposits for group events in the hotels and resorts division.

A significant majority of the Company’s revenue is recorded in less than one year from the original contract. As of June 28, 2018, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced tickets sales was $4,513,000 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. The Company recognizes revenue as the tickets are redeemed, which is expected to occur within the next 1.3 years. As of June 28, 2018, the amount of transaction price allocated to the remaining performance obligations under the Hotels and Resorts loyalty program was $198,000, of which, $79,000 is reflected in the Company’s consolidated balance sheet in deferred compensation and other. The Company recognizes revenue upon reward redemption, which is expected to occur within the next two years.

As part of the Company’s adoption of ASU No. 2014-09, the Company elected to use the following practical expedients: (i) not to adjust the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between the Company's transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less; (ii) not to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer; (iii) to expense costs as incurred for costs to obtain contracts when the amortization period would have been one year or less, which mainly includes internal sales and development compensation; (iv) not to disclose remaining performance obligations when the remaining performance obligations have original expected durations of one year or less; and (v) not to disclose remaining performance obligations when variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms a single performance obligation (which exists in the Company’s management fee contracts and its pre-show advertising contracts).

3. Long-Term Debt and Capital Lease Obligations

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

The Company entered into two interest rate swap agreements on March 1, 2018 covering $50,000,000 of floating rate debt. The first agreement has a notional amount of $25,000,000, expires March 1, 2021, and requires the Company to pay interest at a defined rate of 2.559% while receiving interest at a defined variable rate of one-month LIBOR (2.000% at June 28, 2018). The second agreement has a notional amount of $25,000,000, expires March 1, 2023, and requires the Company to pay interest at a defined rate of 2.687% while receiving interest at a defined variable rate of one-month LIBOR (2.000% at June 28, 2018). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company’s interest rate swap agreements are considered effective and qualify as cash flow hedges. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. As of June 28, 2018, the interest rate swaps were considered highly effective. The fair value of the interest rate swaps on June 28, 2018 was an asset of $119,000 and was included in other long term assets in the consolidated balance sheet. The Company does not expect the interest rate swaps to have a material effect on earnings within the next 12 months.

The Company had an interest rate swap that expired in January 2018. The swap agreement covered $25,000,000 of floating rate debt that required the Company to pay interest at a defined fixed rate of 0.96% while receiving interest at a defined variable rate of one-month LIBOR. The Company’s interest rate swap agreement was considered effective and qualified as a cash flow hedge from inception through June 16, 2016, at which time the derivative was undesignated and the balance in accumulated other comprehensive loss was reclassified into interest expense. As of June 16, 2016, the swap was considered ineffective for accounting purposes and the change in fair value was recorded as an increase or decrease in interest expense. As such, the $13,000 decrease in fair value of the swap for the 26 weeks ended June 28, 2018 was recorded to interest expense.

Capital Lease Obligations - During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of June 28, 2018, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in furniture, fixtures and equipment is $45,510,000 related to the digital systems as of June 28, 2018 and December 28, 2017, which is being amortized over the remaining estimated useful life of the assets. Accumulated amortization of the digital systems was $37,559,000 and $34,471,000 as of June 28, 2018 and December 28, 2017, respectively.

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

The Company’s capital lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company’s expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $5,312,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

The Company is the obligor of several movie theatre and equipment leases with unaffiliated third parties that qualify for capital lease accounting. Included in buildings and improvements as of June 28, 2018 and December 28, 2017 is $25,648,000 related to these leases, with accumulated amortization of $3,204,000 and $2,300,000 as of June 28, 2018 and December 28, 2017, respectively. Included in furniture, fixtures and equipment as of June 28, 2018 and December 28, 2017 is $1,712,000 related to these leases, with accumulated amortization of $377,000 and $255,000 as of June 28, 2018 and December 28, 2017, respectively. The assets are being amortized over the shorter of the estimated useful lives or the remaining lease terms. The Company paid $808,000 and $1,616,000, respectively, in lease payments on these capital leases during the 13 and 26 weeks ended June 28, 2018.

4. Income Taxes

The Company’s effective income tax rate, adjusted for earnings (losses) from noncontrolling interests, for the 13 and 26 weeks ended June 28, 2018 was 25.0% and 25.3%, respectively, and was 37.0% and 37.3% for the 13 and 26 weeks ended June 29, 2017, respectively. The decrease in the Company’s effective income tax rate was the result of the reduction in the federal tax rate from 35% to 21% resulting from the December 22, 2017 signing of the Tax Cuts and Jobs Act of 2017. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in its income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners.

During the fiscal year ended December 28, 2017, the Company was able to make a reasonable estimate of the impact of the Tax Cuts and Jobs Act of 2017, including the reduction in the corporate tax rate and the provisions related to executive compensation and 100% bonus depreciation on qualifying property. However, given the Act’s broad and complex changes, further clarification, interpretation and regulatory guidance could affect the assumptions the Company used in making its reasonable estimate. Following the guidance of the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 118, any adjustments to the Company's estimate will be reported as a component of income tax expense and disclosed in the period when any such adjustments have been determined within the one-year measurement period. During the 26 weeks ended June 28, 2018, the Company did not make any adjustment to the estimates recorded in fiscal 2017.

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

Following is a summary of business segment information for the 13 and 26 weeks ended June 28, 2018 and June 29, 2017 (in thousands):

13 Weeks Ended June 28, 2018	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues (1)	$125,453	$67,713	$132	$193,298
Operating income (loss)	27,877	6,362	(5,132)	29,107
Depreciation and amortization	9,656	4,684	86	14,426

13 Weeks Ended June 29, 2017	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues (1)	$94,357	$65,611	$172	$160,140
Operating income (loss)	17,992	5,819	(4,642)	19,169
Depreciation and amortization	7,808	4,401	94	12,303

26 Weeks Ended June 28, 2018	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues (1)	$238,388	$122,881	$220	$361,489
Operating income (loss)	51,860	3,713	(9,450)	46,123
Depreciation and amortization	18,884	9,274	172	28,330

26 Weeks Ended June 29, 2017	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues (1)	$206,363	$118,951	$282	$325,596
Operating income (loss)	42,715	3,144	(8,237)	37,622
Depreciation and amortization	15,601	8,758	192	24,551

(1)	Revenues include cost reimbursements of $8,916 for the 13 weeks ended June 28, 2018 (Theatres - $387, Hotels/Resorts - $8,529); $7,365 for the 13 weeks ended June 29, 2017 (Theatres - $541, Hotels/Resorts - $6,824); $16,688 for the 26 weeks ended June 28, 2018 (Theatres - $866, Hotels/Resorts - $15,822); and $14,867 for the 26 weeks ended June 29, 2017 (Theatres - $1,159, Hotels/Resorts - $13,708).

THE MARCUS CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The second quarter of fiscal 2018 consisted of the 13-week period beginning on March 30, 2018 and ended on June 28, 2018. The second quarter of fiscal 2017 consisted of the 13-week period beginning on March 31, 2017 and ended on June 29, 2017. The first half of fiscal 2018 consisted of the 26-week period beginning on December 29, 2017 and ended on June 28, 2018. The first half of fiscal 2017 consisted of the 26-week period beginning on December 30, 2016 and ended on June 29, 2017. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

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

We recorded a one-time cumulative effect reduction to retained earnings, net of income taxes, of approximately $2.6 million during fiscal 2018 related to the adoption of ASU No. 2014-09.

In addition, we adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Benefit Cost, during the first quarter of fiscal 2018. The ASU requires the service cost component of net periodic benefit costs to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are now presented separately in other expense outside of operating income and our prior year results have been restated to conform to the new presentation. As a result of the adoption of ASU No. 2017-07, $496,000 and $992,000, respectively, of other expenses were excluded from operating income during the second quarter and first half of fiscal 2018 and $428,000 and $856,000, respectively, of other expenses were excluded from operating income during the second quarter and first half of fiscal 2017.

Finally, beginning in the fiscal 2018 first quarter, we began appropriately presenting cost reimbursements and reimbursed costs on a gross basis and presented two new line items to the consolidated statements of earnings. These cost reimbursements and reimbursed costs were previously reported on a net basis. Reimbursed costs primarily consist of payroll and related expenses at managed properties where we are the employer and may include certain operational and administrative costs as provided for in our contracts with owners. These costs are reimbursed back to us. As these costs have no added markup, the revenue and related expense have no impact on operating income or net earnings. The vast majority of our cost reimbursements relate to our hotels and resorts division due to the larger number of management contracts in that division. Our prior year results were restated to conform to the new presentation. Cost reimbursements and reimbursed costs totaled $8.9 million for the second quarter of fiscal 2018 and $7.4 million for the second quarter of fiscal 2017. Cost reimbursements and reimbursed costs totaled $16.7 million for the first half of fiscal 2018 and $14.9 million for the first half of fiscal 2017. We believe this correction is immaterial to the consolidated financial statements.

Overall Results

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the second quarter and first half of fiscal 2018 and fiscal 2017 (in millions, except for per share and variance percentage data):

	Second Quarter				First Half
			Variance				Variance
	F2018	F2017	Amt.	Pct.	F2018	F2017	Amt.	Pct.
Revenues	$193.3	$160.1	$33.2	20.7%	$361.5	$325.6	$35.9	11.0%
Operating income	29.1	19.2	9.9	51.8%	46.1	37.6	8.5	22.6%
Other income (expense)	(4.2)	(3.1)	(1.1)	-35.4%	(8.0)	(6.7)	(1.3)	-18.8%
Net earnings (loss) attributable to noncontrolling interests	0.1	-	0.1	-%	0.1	(0.3)	0.4	123.3%
Net earnings attributable to The Marcus Corp.	$18.6	$10.1	$8.5	83.9%	$28.4	$19.6	$8.8	45.3%

Net earnings per common share – diluted:	$0.65	$0.36	$0.29	80.6%	$1.00	$0.69	$0.31	44.9%

Revenues, operating income (earnings before other income/expense and income taxes) and net earnings attributable to The Marcus Corporation increased during the second quarter and first half of fiscal 2018 compared to the second quarter and first half of fiscal 2017 due to improved operating results from both our theatre division and hotels and resorts division. Net earnings attributable to The Marcus Corporation also increased during the fiscal 2018 periods compared to the fiscal 2017 periods due to a lower effective income tax rate.

Operating results from our theatre division were favorably impacted by increased attendance from a stronger slate of movies during the second quarter and first half of fiscal 2018 compared to the second quarter and first half of fiscal 2017, as well as an increase in our average ticket price and increased concession sales per person due to our expanded food and beverage offerings. Two new theatres also favorably impacted revenues and operating income from our theatre division during the fiscal 2018 periods compared to the fiscal 2017 periods.

Revenues from our hotels and resorts division were favorably impacted by increased other revenues, including management fees, and increased food and beverage revenues, partially offset by a slight decrease in room revenues for comparable hotels during the second quarter and first half of fiscal 2018 compared to the second quarter and first half of fiscal 2017. Comparisons of our operating income during the second quarter and first half of fiscal 2018 to our operating income during the second quarter and first half of fiscal 2017 from our hotels and resorts division were favorably impacted by the fact that our fiscal 2017 results included preopening expenses and start-up operating losses from our SafeHouse® restaurant and bar that we opened in downtown Chicago, Illinois, adjacent to our AC Chicago Downtown Hotel, on March 1, 2017.

Operating losses from our corporate items, which include amounts not allocable to the business segments, increased during the second quarter and first half of fiscal 2018 compared to the second quarter and first half of fiscal 2017 due in part to increased legal expense and increased pension and 401(k) expenses. Increased long-term incentive compensation expenses resulting from our improved financial performance and stock performance during the past several years also contributed to increased operating losses from our corporate items during the second quarter and first half of fiscal 2018, as did an increase in our accrual for contributions to our charitable foundation during the fiscal 2018 periods.

We did not have any significant variations in investment income (losses) or net equity earnings from unconsolidated joint ventures during the second quarter and first half of fiscal 2018 compared to the second quarter and first half of fiscal 2017. We recognized losses on disposition of property, equipment and other assets during the second quarter and first half of fiscal 2018 of $408,000, due primarily to losses related to old theatre seats and other items disposed of in conjunction with theatre renovations during the period. We recognized a gain on disposition of property, equipment and other assets of $428,000 and $29,000, respectively, during the second quarter and first half of fiscal 2017 due primarily to the sale of two theatres (one that had previously closed and one that had been operating prior to the sale) and the sale of our equity interest in a hotel, partially offset by losses related to old theatre seats and other items disposed of in conjunction with theatre renovations during the period, as well as a write off of disposed equipment at one of our hotels during the first quarter of fiscal 2017. The timing of periodic sales and disposals of our property and equipment varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment.

Our interest expense totaled $3.5 million for the second quarter of fiscal 2018 compared to $3.2 million for the second quarter of fiscal 2017, an increase of approximately $300,000, or 11.0%. Our interest expense totaled $6.8 million for the first half of fiscal 2018 compared to $6.1 million for the first half of fiscal 2017, an increase of approximately $700,000, or 12.0%. The increase in interest expense during the fiscal 2018 periods was due primarily to a higher average interest rate during fiscal 2018, as a result of increases in short-term interest rates on our variable rate debt. In addition, on March 1, 2018, we entered into two interest rate swap agreements, effectively converting $50.0 million in variable rate borrowings to a fixed rate. Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact our actual reported interest expense in future periods, as would further increases in short-term interest rates and changes in the mix between fixed rate debt and variable rate debt in our debt portfolio.

We reported income tax expense for the second quarter and first half of fiscal 2018 of $6.2 million and $9.6 million, respectively, compared to $6.0 million and $11.7 million, respectively, during the second quarter and first half of fiscal 2017. The decrease in income tax expense during the first half of fiscal 2018 compared to the first half of fiscal 2017, despite an increase in earnings before income taxes, was the result of the reduction in the federal tax rate from 35% to 21% resulting from the December 22, 2017 signing of the Tax Cuts and Jobs Act of 2017. Our fiscal 2018 first half effective income tax rate, after adjusting for earnings from noncontrolling interests that are not tax-effected because the entities involved are tax pass-through entities, was 25.3%, compared to our fiscal 2017 first half effective income tax rate of 37.3%. As of the date of this report, we anticipate that our effective income tax rate for the remaining quarters of fiscal 2018 will remain at a similar 25-27% range, excluding any changes in our liability for unrecognized tax benefits or potential further changes in federal and state income tax rates. Our actual fiscal 2018 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

The operating results of one majority-owned hotel, The Skirvin Hilton, are included in the hotels and resorts division revenue and operating income during the fiscal 2018 and fiscal 2017 periods, and the after-tax net earnings or loss attributable to noncontrolling interests is deducted from or added to net earnings on the consolidated statements of earnings. The operating results of The Lincoln Marriott Cornhusker Hotel were also included in the hotels and resorts division revenue and operating income during the fiscal 2018 and fiscal 2017 periods, but because this hotel was not wholly-owned during the second quarter and first half of fiscal 2017, the after-tax net earnings or loss attributable to noncontrolling interests for this property was deducted from or added to net earnings on the consolidated statements of earnings during the fiscal 2017 periods. During the fourth quarter of fiscal 2017, we purchased the noncontrolling interest of The Lincoln Marriott Cornhusker Hotel from its former minority owner. We reported net earnings attributable to noncontrolling interests of $78,000 during the first half of fiscal 2018 compared to a net loss of $335,000 during the first half of fiscal 2017.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the second quarter and first half of fiscal 2018 and fiscal 2017 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2018	F2017	Amt.	Pct.	F2018	F2017	Amt.	Pct.
Revenues	$125.5	$94.4	$31.1	33.0%	$238.4	$206.4	$32.0	15.5%
Operating income	27.9	18.0	9.9	54.9%	51.9	42.7	9.2	21.4%
Operating margin (% of revenues)	22.2%	19.1%			21.8%	20.7%

Our theatre division revenues increased during the second quarter and first half of fiscal 2018 compared to the second quarter and first half of fiscal 2017 due primarily to increased attendance at comparable theatres due to a stronger film slate, new theatres that we opened during fiscal 2017, and an increase in our average ticket price and average concession revenues per person, resulting in increased admission revenues and concession revenues. In addition, our adoption of the new revenue recognition accounting standard and our change in the presentation of cost reimbursements for managed theatres (described above) resulted in an increase in theatre division revenues of $1.1 million and $2.0 million, respectively, during the second quarter and first half of fiscal 2018 compared to the restated second quarter and first half of fiscal 2017.

Our theatre division operating income and operating margin increased during the second quarter and first half of fiscal 2018 compared to the second quarter and first half of fiscal 2017 due primarily to the increased revenues described above, partially offset by higher film costs. The fiscal 2018 second quarter film slate had a greater number of high performing movies (blockbusters), and film costs, expressed as a percentage of admission revenues, are generally greater for blockbuster films. The increase in theatre division revenues related to our adoption of the new revenue recognition standard described above and our change in the presentation of cost reimbursements for managed theatres, both without a related material change in operating income, negatively impacted our operating margin during the fiscal 2018 periods compared to the fiscal 2017 periods. Preopening expenses of approximately $600,000 related to the opening of two new theatres negatively impacted our operating income and operating margin during the second quarter and first half of fiscal 2017.

The following table provides a further breakdown of the components of revenues for the theatre division for the second quarter and first half of fiscal 2018 and fiscal 2017 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2018	F2017	Amt.	Pct.	F2018	F2017	Amt.	Pct.
Admission revenues	$69.6	$52.1	$17.5	33.5%	$132.6	$116.0	$16.6	14.3%
Concession revenues	46.8	35.2	11.6	33.0%	88.2	76.1	12.1	16.0%
Other revenues	8.7	6.5	2.2	33.2%	16.7	13.1	3.6	27.0%
	125.1	93.8	31.3	33.3%	237.5	205.2	32.3	15.7%
Cost reimbursements	0.4	0.6	(0.2)	-28.5%	0.9	1.2	(0.3)	-25.3%
Total revenues	$125.5	$94.4	$31.1	33.0%	$238.4	$206.4	$32.0	15.5%

We opened a new theatre in June 2017 that favorably impacted our admission revenues and concession revenues during the second quarter and first half of fiscal 2018 compared to the second quarter and first half of fiscal 2017. In addition, we opened a new theatre in April 2017 that favorably impacted our admission revenues and concession revenues during the first half of fiscal 2018 compared to the first half of fiscal 2017. Excluding these two new theatres (as well as two nearby theatres that are no longer comparable to last year because their pricing policies were significantly changed), admission revenues and concession revenues for comparable theatres increased 32.7% and 31.0%, respectively, during the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 and increased 13.1% and 13.7%, respectively, during the first half of fiscal 2018 compared to the first half of fiscal 2017.

Conversely, the change in how we recognize revenue related to our Magical Movie Rewards customer loyalty program as a result of our adoption of the new revenue recognition accounting standard (discussed above) resulted in a decrease in admission revenues of approximately $800,000 and $1.4 million, respectively, and an increase in concession revenues of approximately $500,000 and $1.0 million, respectively, during the second quarter and first half of fiscal 2018. Excluding the impact of these changes in revenue recognition from the fiscal 2018 periods, admission revenues increased 35.0% and 15.5%, respectively, and concession revenues increased 31.5% and 14.7%, respectively, during the second quarter and first half of fiscal 2018 compared to the second quarter and first half of fiscal 2017.

According to data received from Rentrak (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2018 second quarter and first half results, United States box office receipts (including new theatres) increased 24.7% during our fiscal 2018 second quarter and increased 11.4% during our fiscal 2018 first half, indicating that our admission revenues during the second quarter and first half of fiscal 2018 outperformed the industry by 10.3 and 4.1 percentage points, respectively, after adjusting for the above described impact of the change in accounting for revenues related to our loyalty program. We have now outperformed the industry average during 16 of the last 18 quarters. We believe our continued outperformance of the industry average is attributable to the investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies, including our $5 Tuesday promotion and our customer loyalty program. The performance of our Marcus Wehrenberg theatres, which we acquired in December 2016, many of which have subsequently undergone significant renovations, was particularly strong during the second quarter and first half of fiscal 2018 compared to the prior year, contributing to our outperformance of the industry average.

Our average ticket price increased 8.4% and 6.0%, respectively, during the second quarter and first half of fiscal 2018 compared to the second quarter and first half of fiscal 2017. The increases were partially attributable to modest price increases we implemented in October 2017. In addition, the fact that we have increased our number of premium large format (PLF) screens, along with a corresponding price premium, also contributed to our increased average ticket price during the fiscal 2018 periods, as the fiscal 2018 second quarter film product was weighted strongly towards blockbuster films that tend to perform particularly well on PLF screens. We also believe that a change in film product mix had a favorable impact on our average ticket price during the first half of fiscal 2018 compared to the first half of fiscal 2017. Our top film during the first half of fiscal 2017 was the PG-rated family movie Beauty and the Beast (resulting in a higher percentage of lower-priced children’s tickets sold), compared to our top two films during the first half of fiscal 2018 (both of which outperformed Beauty and the Beast), which included the PG-13 rated films Black Panther and Avengers: Infinity War (resulting in a higher percentage of higher-priced adult tickets sold). The increase in average ticket price contributed approximately $5.1 million, or 29%, to our comparable theatre admission revenues during the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. The increase in average ticket price contributed approximately $6.8 million, or 41%, to our comparable theatre admission revenues during the first half of fiscal 2018 compared to the first half of fiscal 2017.

Our concession revenues increased during the second quarter and first half of fiscal 2018 compared to the second quarter and first half of fiscal 2017 due to the addition of new theatres, an increase in attendance at comparable theatres, an increase in our average concession revenues per person and the above-described increase related to the change in accounting for loyalty program revenues. Our average concession revenues per person increased by 7.9% and 7.4%, respectively, during our second quarter and first half of fiscal 2018 compared to the second quarter and first half of fiscal 2017. The increase in our average concession revenues per person contributed approximately $2.9 million, or 25%, to our comparable theatre concession revenues during the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. The increase in our average concession revenues per person contributed approximately $4.8 million, or 40%, to our comparable theatre concession revenues during the first half of fiscal 2018 compared to the first half of fiscal 2017.

A change in concession product mix, including increased sales of non-traditional food and beverage items from our increased number of Take Five LoungeSM, Zaffiro’s® Express, Reel Sizzle® and in-theatre dining outlets, as well as modest selected price increases we introduced in October 2017, were the primary reasons for our increased average concession sales per person during the fiscal 2018 periods. In addition, we believe that the above described change in film product mix during the first half of fiscal 2018 likely enhanced the growth of our overall average concession sales per person during the fiscal 2018 period, as family-oriented films such as the top film during the first half of fiscal 2017 described above tend not to contribute to sales of non-traditional food and beverage items as much as adult-oriented films.

Other revenues increased by approximately $2.2 million and $3.6 million, respectively, during the second quarter and first half of fiscal 2018 compared to the second quarter and first half of fiscal 2017. Approximately $1.4 million and $2.6 million, respectively, of these increases during the fiscal 2018 periods related to the change in how we now report internet surcharge ticketing fees. Prior to the new revenue recognition standard, we recorded these fees net of third-party commission or service fees. Under the new guidance that we adopted in the first quarter of fiscal 2018, we are recognizing ticket fee revenues based on a gross transaction price. This change had the effect of increasing other revenues and increasing other operating expense, but had no impact on operating income or net earnings. The remaining increase in other revenues is attributable primarily to increased preshow advertising income.

Total theatre attendance increased 23.2% and 7.9%, respectively, during the second quarter and first half of fiscal 2018 compared to the second quarter and first half of fiscal 2017. Excluding the new theatres and two theatres that are no longer comparable to last year because their pricing policies were significantly changed as a result of the new theatres we opened nearby, comparable theatre attendance increased 22.8% and 7.1%, respectively, during the second quarter and first half of fiscal 2018 compared to the second quarter and first half of fiscal 2017, due to a stronger film slate in the fiscal 2018 periods. We believe a combination of several additional factors contributed to this increase in attendance and our above-described industry outperformance. In addition to the $5 Tuesday promotion that continued to perform well, we believe our fiscal 2018 second quarter and first half attendance was favorably impacted by increased attendance at theatres that have added our spacious new DreamLoungerSM electric all-recliner seating, our proprietary UltraScreen DLX® and SuperScreen DLXSM PLF screens and our unique food and beverage outlets described above, particularly at our Marcus Wehrenberg theatres. Due to the fact that the number of theatre renovations in our circuit has lessened compared to the prior year, we only had a minimal number of screens out of service during the second quarter of fiscal 2018. We also believe that we continue to recognize the benefits of our customer loyalty program, introduced in March 2014 and which now has over 2.8 million members.

Attendance and admission revenues increased during nine of the 13 weeks of the second quarter of fiscal 2018 compared to the comparable weeks during the second quarter of fiscal 2017, with the largest increase occurring in April coinciding with the release of our top film for the quarter, Avengers: Infinity War. The second quarter of fiscal 2018 also ended on a very strong note with the release of Incredibles 2 and Jurassic World: Fallen Kingdom. We believe that the film mix during the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 may have had a positive impact on our comparative performance versus the overall industry numbers. We believe our theatres outperformed our normal share of the total box office on a film such as The Incredibles 2, for example, as this type of film often tends to perform very well in our Midwestern markets. We also believe we outperform the nation on many of the second tier of films that don’t reach blockbuster status due to our various successful marketing, pricing and scheduling strategies. Weather on several key weekends in May and June may have also contributed to our outperformance compared to the industry on those weekends. Historically in our Midwestern markets, rain or very warm weather on the weekends often has a favorable impact on theatre attendance. During the second quarter of fiscal 2018, weekend weather in the markets in which we operate was generally rainier and warmer than it was during the second quarter of fiscal 2017.

Our highest grossing films during the fiscal 2018 second quarter included Avengers: Infinity War, Incredibles 2, Deadpool 2, Solo: A Star Wars Story and A Quiet Place. The film slate during the second quarter of fiscal 2018 was particularly weighted towards strong blockbuster movies, as evidenced by the fact that our top five films during our fiscal 2018 second quarter accounted for 54% of our total admission revenues, compared to 47% for the top five films during the second quarter of fiscal 2017, both expressed as a percentage of the total admission revenues for the period. As noted above, this increased reliance on blockbuster films during the fiscal 2018 period had the effect of increasing our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of admission revenues.

Film product for the third quarter of fiscal 2018 has, through the date of this report, produced admission revenues greater than the same period of fiscal 2017. Top performing films during this period have included second quarter holdovers Incredibles 2 and Jurassic World: Fallen Kingdom, as well as new films Ant-Man and the Wasp, Skyscraper, Hotel Transylvania 3: Summer Vacation, Mamma Mia! Here We Go Again, Equalizer 2, Mission: Impossible – Fallout and Christopher Robin. Other films scheduled to be released during the third quarter that may generate box office interest include The Meg, Crazy Rich Asians, The Nun, The Predator and The House with a Clock in its Walls. Historically, the second half of August and the month of September comprise one of the slowest periods for movie-going, as students return to school and the quality of films released tends to weaken. Comparisons to last year’s September film slate may be challenging due to the strong performance of the film It during September 2017. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We ended the first half of fiscal 2018 with a total of 884 company-owned screens in 67 theatres and 6 managed screens in one theatre, compared to 876 company-owned screens in 66 theatres and 11 managed screens in two theatres at the end of the first half of fiscal 2017. We opened a new 10-screen theatre in Shakopee, Minnesota in April 2017 and a new eight-screen all in-theatre dining theatre, branded BistroPlexSM, in Greendale, Wisconsin in late June 2017. We ceased managing one five-screen theatre during the second quarter of fiscal 2018 and we closed and sold one eight-screen budget-oriented theatre during the second quarter of fiscal 2017.

We converted one Marcus Wehrenberg theatre to all-DreamLounger recliner seating during the first quarter of fiscal 2018 and four more theatres, including one Marcus Wehrenberg theatre, to all-DreamLounger recliner seating during the second quarter of fiscal 2018. We are currently in the process of converting two more theatres to all-DreamLounger recliner seating, with completion expected late in the third quarter or early in the fourth quarter of fiscal 2018. We opened two new Zaffiro’s Express outlets and one new Take Five Lounge outlet during the second quarter of fiscal 2018 and converted five existing screens to UltraScreen and SuperScreen DLX auditoriums during the second quarter of fiscal 2018 as well. We also began construction on our second BistroPlex to be located in Brookfield, Wisconsin, during the second quarter of fiscal 2018.

Hotels and Resorts

The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the second quarter and first half of fiscal 2018 and fiscal 2017 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2018	F2017	Amt.	Pct.	F2018	F2017	Amt.	Pct.
Revenues	$67.7	$65.6	$2.1	3.2%	$122.9	$119.0	$3.9	3.3%
Operating income	6.4	5.8	0.6	9.3%	3.7	3.1	0.6	18.1%
Operating margin (% of revenues)	9.4%	8.9%			3.0%	2.6%

The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the second quarter and first half of fiscal 2018 and fiscal 2017 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2018	F2017	Amt.	Pct.	F2018	F2017	Amt.	Pct.
Room revenues	$29.1	$29.1	$-	-%	$49.8	$50.1	$(0.3)	-0.5%
Food/beverage revenues	18.9	18.8	0.1	0.3%	34.7	33.8	0.9	2.4%
Other revenues	11.2	10.9	0.3	3.2%	22.6	21.4	1.2	5.9%
	59.2	58.8	0.4	0.3%	107.1	105.3	1.8	1.7%
Cost reimbursements	8.5	6.8	1.7	25.0%	15.8	13.7	2.1	15.4%
Total revenues	$67.7	$65.6	$2.1	3.2%	$122.9	$119.0	$3.9	3.3%

Division revenues increased during the second quarter and first half of fiscal 2018 compared to the second quarter and first half of fiscal 2017 due to increased other revenues, increased cost reimbursements from our managed hotels and a small increase in food and beverage revenues. Room revenues were essentially unchanged during the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 and decreased slightly during the first half of fiscal 2018 compared to the first half of fiscal 2017 due to a small decrease in revenue per available room, or RevPAR, partially offset by revenues from new villas opened during the second quarter of fiscal 2017 at the Grand Geneva Resort & Spa. Food and beverage revenues increased primarily due to our SafeHouse® restaurant and bar in Chicago, Illinois, which opened on March 1, 2017. Other revenues increased during the fiscal 2018 periods due to increased management fees and rental income, with our fiscal 2018 first half revenues also benefitting from an increase in ski revenues from our Grand Geneva Resort & Spa. Cost reimbursements, described above, also increased during the second quarter and first half of fiscal 2018 compared to the second quarter and first half of fiscal 2017 due to an increase in the number of management contracts in this division.

Our hotels and resorts division operating income and operating margin increased during the second quarter and first half of fiscal 2018 compared to the second quarter and first half of fiscal 2017 due in part to increased management fees and improved performance at several owned hotels. In addition, comparisons to the fiscal 2017 periods were also favorably impacted by the fact that the prior year results included preopening expenses and startup operating losses related to the new SafeHouse Chicago.

The following table sets forth certain operating statistics for the second quarter and first half of fiscal 2018 and fiscal 2017, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	Second Quarter(1)				First Half(1)
			Variance				Variance
	F2018	F2017	Amt.	Pct.	F2018	F2017	Amt.	Pct.
Occupancy pct.	77.9%	77.5%	0.4 pts	0.5%	72.2%	73.2%	-1.0 pts	-1.4%
ADR	$153.93	$155.15	$(1.22)	-0.8%	$141.74	$141.45	$0.29	0.2%
RevPAR	$119.88	$120.23	$(0.35)	-0.3%	$102.31	$103.58	$(1.27)	-1.2%

(1)	These operating statistics represent averages of our eight distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at three of our eight company-owned properties during the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 and four of our eight company-owned properties during the first half of fiscal 2018 compared to the first half of fiscal 2017. According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2018 second quarter and first half results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 3.2% and 2.1%, respectively, during our second quarter and first half of fiscal 2018 compared to the same periods last year. Data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced an increase in RevPAR of 2.2% and 0.1%, respectively, during our second quarter and first half of fiscal 2018 compared to the fiscal 2017 comparable periods.

We believe the reduced ADR during the second quarter of fiscal 2018 does not reflect a larger trend, but rather was related to a difficult comparison to the prior year, particularly in the Milwaukee market. During June 2017, our Milwaukee-area hotels benefited significantly from the positive impact of the U.S. Open golf tournament, which was held nearby. We believe this is the primary reason why our overall ADR declined during the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. Group business also declined slightly during the fiscal 2018 second quarter compared to the second quarter of fiscal 2017, due once again primarily to the impact of the U.S. Open last year. We believe our RevPAR underperformance of our competitive sets during the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 (after outperforming during the fiscal 2018 first quarter) was likely due to the fact that our hotels are more dependent upon group business than some of our competitive hotels. Three of our eight company-owned hotels reported increased ADR during the fiscal 2018 second quarter compared to the second quarter of fiscal 2017 and four of our eight company-owned hotels reported increased ADR during the fiscal 2018 first half compared to the first half of fiscal 2017.

Looking to future periods, our company-owned hotels had a strong group booking period during the second quarter of fiscal 2018, with many of the bookings two or more years out. As of the date of this report, our group room revenue bookings for the remaining periods in fiscal 2018 - commonly referred to in the hotels and resorts industry as “group pace” - is running ahead of our group room revenue bookings for the remaining periods of fiscal 2017 last year at this time. In addition, our group pace for fiscal 2019 is also running ahead of where we were last year at this time for fiscal 2018.

We generally expect our modestly favorable revenue trends to continue in future periods and to track or exceed the overall industry trends, particularly in our respective markets. Many published reports by those who closely follow the hotel industry, including Smith Travel Research, continue to suggest that the United States lodging industry will continue to achieve slow but steady growth in RevPAR during the remaining periods of 2018 and 2019. There also appears to be some improvement in sentiment regarding the positive impact that recent regulatory and tax reforms are having on our business customers, which may be contributing to our improved group pace and we hope will result in increased business travel in the future. Whether the relatively positive trends in the lodging industry over the last several years will continue depends in large part on the economic environment, as hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product. We also continue to monitor hotel supply in our markets, as increased supply without a corresponding increase in demand may have a negative impact on our results.

In addition to the fact that we began managing the new Omaha Marriott Downtown at The Capitol District hotel in Omaha, Nebraska and the Sheraton Chapel Hill Hotel in Chapel Hill, North Carolina during the second half of fiscal 2017, our hotels and resorts division operating results are beginning to show the benefits and should benefit in future periods from three new management contracts that we have recently obtained. In January 2018, we began management of the newly-opened Murieta Inn and Spa in Rancho Murieta, California. This 83-room boutique hotel is situated southeast of Sacramento among the foothills of the Sierra Nevada Range, and establishes a presence for the company in Northern California. In April 2018, we began management of the DoubleTree by Hilton Hotel El Paso Downtown in El Paso, Texas. In August 2018, we began management of the newly opened Courtyard by Marriott El Paso Downtown/Convention Center. These new management contracts have increased our portfolio to 21 owned and managed properties across the country.

Conversely, during fiscal 2017, we ceased management of the Sheraton Madison Hotel in Madison, Wisconsin and The Westin® Atlanta Perimeter North in Atlanta, Georgia due to the fact that each of these hotels was sold. The loss of these management contracts will partially offset the benefits of the new management contracts described above. The timing and possible disruption of business from our planned renovations at the InterContinental Milwaukee hotel and the Hilton Madison at Monona Terrace may also have a slight negative impact on our operating results of those two hotels during fiscal 2018 and early fiscal 2019.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously-noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $95 million of unused credit lines as of the end of our fiscal 2018 second quarter, will be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2018.

Financial Condition

Net cash provided by operating activities totaled $55.4 million during the first half of fiscal 2018, compared to $26.6 million during the first half of the fiscal 2017. The $28.8 million increase in cash provided by operating activities was due primarily to increased net earnings and depreciation and amortization, as well as the favorable timing in the collection of accounts and notes receivable and payment of income taxes, partially offset by the unfavorable timing in the payment of accounts payable and other accrued liabilities during the first half of fiscal 2018 compared to the first half of fiscal 2017.

Net cash used in investing activities during the first half of fiscal 2018 totaled $33.5 million, compared to $50.4 million during the first half of fiscal 2017. The decrease in net cash used in investing activities was primarily the result of decreased capital expenditures during the first half of fiscal 2018 compared to the first half of fiscal 2017. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $32.2 million during the first half of fiscal 2018 compared to $55.1 million during the first half of fiscal 2017. Approximately $19.9 million of our capital expenditures during the first half of fiscal 2017 were related to the development of previously-described new theatres, accounting for the majority of the decrease in capital expenditures during the fiscal 2018 period. We did not incur any acquisition-related capital expenditures during the first half of fiscal 2018 or the first half of fiscal 2017.

Fiscal 2018 first half cash capital expenditures included approximately $27.0 million incurred in our theatre division, including costs associated with the addition of DreamLounger recliner seating, new UltraScreen and SuperScreen DLX auditoriums and new Zaffiro’s Express and Take Five Lounge outlets to existing theatres. We also incurred capital expenditures in our hotels and resorts division during the first half of fiscal 2018 of approximately $5.2 million, consisting primarily of normal maintenance capital projects. Fiscal 2017 first half cash capital expenditures included approximately $42.7 million incurred in our theatre division, including previously-described new theatre development costs and costs associated with the addition of DreamLounger recliner seating, SuperScreen DLX auditorium conversions and new Zaffiro’s Express and Reel Sizzle outlets to existing theatres. We also incurred capital expenditures in our hotels and resorts division during the first half of fiscal 2017 of approximately $11.9 million, including costs associated with the development of our new SafeHouse Chicago location and the development of new villas at the Grand Geneva Resort & Spa.

Net cash used in financing activities during the first half of fiscal 2018 totaled $24.2 million compared to net cash provided by financing activities of $30.9 million during the first half of fiscal 2017. We used excess cash during both periods to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, we added $105.0 million of new short-term borrowings and we made $110.0 million of repayments on short-term borrowings during the first half of fiscal 2018 (net decrease in borrowings on our credit facility of $5.0 million) compared to $194.0 million of new short-term borrowings and $186.0 million of repayments on short-term borrowings made during the first half of fiscal 2017 (net increase in borrowings on our credit facility of $8.0 million).

We did not issue any new long-term debt during the first half of fiscal 2018. Conversely, proceeds from the issuance of long-term debt totaled $65.0 million during the first half of fiscal 2017 and included the issuance of $50 million of senior notes. In addition, we repaid a mortgage note that matured in January 2017 with a balance of $24.2 million as of December 29, 2016 during the first half of fiscal 2017 and replaced it with borrowings under our revolving credit facility and the issuance of a $15.0 million mortgage note bearing interest at LIBOR plus 2.75%, requiring monthly principal and interest payments and maturing in fiscal 2020. Principal payments on long-term debt were $35.7 million during the first half of fiscal 2017 (including the mortgage note repayment described above) compared to payments of only $11.5 million during the first half of fiscal 2018. Our debt-to-capitalization ratio (excluding our capital lease obligations) was 0.38 at June 28, 2018, compared to 0.40 at December 28, 2017.

We repurchased approximately 31,000 shares of our common stock for approximately $949,000 in conjunction with the exercise of stock options during the first half of fiscal 2018, compared to 8,700 shares repurchased for approximately $289,000 in conjunction with the exercise of stock options during the first half of fiscal 2017. As of June 28, 2018, approximately 2.8 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. We expect that we will execute any future repurchases on the open market or in privately-negotiated transactions, depending upon a number of factors, including prevailing market conditions.

Dividend payments during the first half of fiscal 2018 totaled $8.2 million compared to dividend payments of $6.7 million during the first half of fiscal 2017. The increase in dividend payments was the result of a 20.0% increase in our regular quarterly dividend payment initiated in March 2018.

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

Risk factors relating to us are contained in Item 1A of our Annual Report on Form  10-K for the fiscal year ended December 28, 2017. No material change to such risk factors has occurred during the 26 weeks ended June 28, 2018.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
March 30 – April 26	3,142	$30.88	3,142	2,851,262
April 27 – May 31	5,576	32.05	5,576	2,845,686
June 1 – June 28	6,889	32.01	6,889	2,838,797
Total	15,607	$31.79	15,607	2,838,797

(1)	Through June 28, 2018, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of June 28, 2018, we had repurchased approximately 8.9 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

10.1	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after August 1, 2018 (Employees).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from The Marcus Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: August 7, 2018	By:	/s/ Gregory S. Marcus
Gregory S. Marcus President and Chief Executive Officer

DATE: August 7, 2018	By:	/s/ Douglas A. Neis
Douglas A. Neis Chief Financial Officer and Treasurer

S-1