Form 10-Q
period 2018-09-27
MARCUS CORP
filed 2018-11-06
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

COMMON STOCK OUTSTANDING AT NOVEMBER 2, 2018 – 19,986,597

CLASS B COMMON STOCK OUTSTANDING AT NOVEMBER 2, 2018 – 8,346,417

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	September 27, 2018	December 28, 2017

ASSETS
Current assets:
Cash and cash equivalents	$7,346	$16,248
Restricted cash	5,283	4,499
Accounts and notes receivable, net of reserves of $232 and $161, respectively	26,006	27,230
Refundable income taxes	3,531	15,335
Other current assets	15,202	13,409
Total current assets	57,368	76,721

Property and equipment:
Land and improvements	149,172	146,887
Buildings and improvements	768,384	759,166
Leasehold improvements	98,665	93,451
Furniture, fixtures and equipment	362,853	351,879
Construction in progress	9,224	5,269
Total property and equipment	1,388,298	1,356,652
Less accumulated depreciation and amortization	541,161	496,588
Net property and equipment	847,137	860,064

Other assets:
Investments in joint ventures	4,751	4,239
Goodwill	43,388	43,492
Other	34,042	33,281
Total other assets	82,181	81,012

TOTAL ASSETS	$986,686	$1,017,797

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	September 27, 2018	December 28, 2017

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,108	$51,541
Taxes other than income taxes	17,675	19,638
Accrued compensation	16,732	15,627
Other accrued liabilities	46,269	53,291
Current portion of capital lease obligations	7,120	7,570
Current maturities of long-term debt	10,077	12,016
Total current liabilities	120,981	159,683

Capital lease obligations	22,989	28,282

Long-term debt	262,149	289,813

Deferred income taxes	38,374	38,233

Deferred compensation and other	59,157	56,662

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	─	─
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,841,846 shares at September 27, 2018 and 22,655,517 shares at December 28, 2017	22,842	22,656
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,347,667 shares at September 27, 2018 and 8,533,996 shares at December 28, 2017	8,348	8,534
Capital in excess of par	63,138	61,452
Retained earnings	433,022	403,206
Accumulated other comprehensive loss	(6,749)	(7,425)
	520,601	488,423
Less cost of Common Stock in treasury (2,861,396 shares at September 27, 2018 and 3,335,745 shares at December 28, 2017)	(37,670)	(43,399)
Total shareholders' equity attributable to The Marcus Corporation	482,931	445,024
Noncontrolling interest	105	100
Total equity	483,036	445,124

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$986,686	$1,017,797

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings

	September 27, 2018		September 28, 2017
(in thousands, except per share data)	13 Weeks	39 Weeks	13 Weeks	39 Weeks
Revenues:
Theatre admissions	$52,422	$185,035	$50,246	$166,222
Rooms	34,467	84,256	32,785	82,844
Theatre concessions	35,476	123,687	33,290	109,365
Food and beverage	19,333	53,972	18,670	52,487
Other revenues	19,813	59,362	18,827	53,629
	161,511	506,312	153,818	464,547
Cost reimbursements	9,088	25,776	8,557	23,424
Total revenues	170,599	532,088	162,375	487,971

Costs and expenses:
Theatre operations	48,644	164,452	44,403	145,844
Rooms	10,958	31,026	10,658	30,117
Theatre concessions	10,168	35,105	9,567	30,666
Food and beverage	14,966	43,930	15,125	44,093
Advertising and marketing	6,178	17,317	6,296	17,880
Administrative	16,813	52,653	16,448	50,370
Depreciation and amortization	14,569	42,899	12,993	37,544
Rent	2,815	8,351	3,113	9,718
Property taxes	5,018	15,011	5,052	14,575
Other operating expenses	8,969	27,032	8,300	24,255
Reimbursed costs	9,088	25,776	8,557	23,424
Total costs and expenses	148,186	463,552	140,512	428,486

Operating income	22,413	68,536	21,863	59,485

Other income (expense):
Investment income	442	433	119	229
Interest expense	(3,180)	(10,000)	(3,367)	(9,454)
Other expense	(497)	(1,489)	(428)	(1,284)
Loss on disposition of property, equipment and other assets	(359)	(767)	(449)	(420)
Equity earnings (losses) from unconsolidated joint ventures, net	30	282	(12)	75
	(3,564)	(11,541)	(4,137)	(10,854)

Earnings before income taxes	18,849	56,995	17,726	48,631
Income taxes	2,626	12,254	6,908	18,571
Net earnings	16,223	44,741	10,818	30,060
Net earnings (loss) attributable to noncontrolling interests	(8)	70	(160)	(495)
Net earnings attributable to The Marcus Corporation	$16,231	$44,671	$10,978	$30,555

Net earnings per share – basic:
Common Stock	$0.60	$1.65	$0.41	$1.14
Class B Common Stock	$0.52	$1.47	$0.36	$1.02

Net earnings per share – diluted:
Common Stock	$0.56	$1.56	$0.39	$1.08
Class B Common Stock	$0.51	$1.44	$0.37	$1.01

Dividends per share:
Common Stock	$0.150	$0.450	$0.125	$0.375
Class B Common Stock	$0.136	$0.409	$0.114	$0.341

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income

	September 27, 2018		September 28, 2017
(in thousands)	13 Weeks	39 Weeks	13 Weeks	39 Weeks

Net earnings	$16,223	$44,741	$10,818	$30,060

Other comprehensive income (loss), net of tax:

Change in unrealized gain on available for sale investments, net of tax benefit of $0, $0, $0 and $9, respectively	-	-	-	(14)

Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $42, $125, $35 and $106, respectively	113	340	54	161

Fair market value adjustment of interest rate swap, net of tax effect of $70, $70, $0 and $0, respectively	192	191	-	-

Reclassification adjustment on interest rate swap included in interest expense, net of tax effect of $17, $49, $0 and $0, respectively	46	134	-	-

Other comprehensive income	351	665	54	147

Comprehensive income	16,574	45,406	10,872	30,207

Comprehensive income (loss) attributable to noncontrolling interests	(8)	70	(160)	(495)

Comprehensive income attributable to The Marcus Corporation	$16,582	$45,336	$11,032	$30,702

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	39 Weeks Ended
(in thousands)	September 27, 2018	September 28, 2017

OPERATING ACTIVITIES:
Net earnings	$44,741	$30,060
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings on investments in joint ventures	(282)	(75)
Distributions from joint ventures	65	351
Loss on disposition of property, equipment and other assets	767	420
Amortization of favorable lease right	250	250
Depreciation and amortization	42,899	37,544
Amortization of debt issuance costs	216	209
Shared-based compensation	1,950	1,867
Deferred income taxes	1	4,231
Deferred compensation and other	2,949	1,682
Contribution of the Company’s stock to savings and profit-sharing plan	1,130	1,024
Changes in operating assets and liabilities:
Accounts and notes receivable	1,224	(7,896)
Other current assets	(1,793)	(2,220)
Accounts payable	(18,620)	1
Income taxes	12,749	(8,686)
Taxes other than income taxes	(1,963)	286
Accrued compensation	1,105	(1,036)
Other accrued liabilities	(10,318)	(7,076)
Total adjustments	32,329	20,876
Net cash provided by operating activities	77,070	50,936

INVESTING ACTIVITIES:
Capital expenditures	(45,144)	(87,265)
Proceeds from disposals of property, equipment and other assets	86	4,558
Decrease (increase) in other assets	(743)	584
Contribution in joint venture	(295)	—
Net cash used in investing activities	(46,096)	(82,123)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facilities	159,000	254,000
Repayment of borrowings on revolving credit facilities	(177,000)	(236,500)
Proceeds from borrowings on long-term debt	—	65,000
Principal payments on long-term debt	(11,711)	(35,894)
Debt issuance costs	—	(370)
Repayments of capital lease obligations	(1,375)	(782)
Equity transactions:
Treasury stock transactions, except for stock options	(2,566)	(463)
Exercise of stock options	6,902	2,083
Dividends paid	(12,277)	(10,122)
Distributions to noncontrolling interest	(65)	—
Net cash provided by (used in) financing activities	(39,092)	36,952

Net increase (decrease) in cash, cash equivalents and restricted cash	(8,118)	5,765
Cash, cash equivalents and restricted cash at beginning of period	20,747	8,705
Cash, cash equivalents and restricted cash at end of period	$12,629	$14,470

Supplemental Information:
Interest paid, net of amounts capitalized	$10,321	$9,354
Income taxes paid (refunded)	(448)	23,025
Change in accounts payable for additions to property and equipment	(9,813)	8,942

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 27, 2018

1. General

Basis of Presentation – The unaudited consolidated financial statements for the 13 and 39 weeks ended September 27, 2018 and September 28, 2017 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at September 27, 2018, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2017.

Immaterial Restatement of Prior Year Financial Statements – Beginning in the fiscal 2018 first quarter, the Company began appropriately presenting cost reimbursements and reimbursed costs on a gross basis and presented two new line items in the consolidated statements of earnings. These cost reimbursements and reimbursed costs were previously reported on a net basis. Reimbursed costs primarily consist of payroll and related expenses at managed properties where the Company is the employer and may include certain operational and administrative costs as provided for in the Company's contracts with owners. These costs are reimbursed back to the Company. As these costs have no added markup, the revenue and related expense have no impact on operating income or net earnings. Cost reimbursements and reimbursed costs, which totaled $8,557,000 and $23,424,000 for the 13 and 39 weeks ended September 28, 2017, respectively, have been separately presented in the prior year statement of earnings to correct the prior year presentation. The Company believes this correction is immaterial to the consolidated financial statements.

Accounting Policies – Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 28, 2017, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.

During the 39 weeks ended September 27, 2018, there were no significant changes made to the Company’s significant accounting policies other than the changes attributable to the adoption of the Financial Accounting Standards Board Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which was adopted on December 29, 2017. These revenue recognition policy updates are applied prospectively in the Company’s financial statements from December 29, 2017 forward. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.

Depreciation and Amortization – Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $14,556,000 and $43,037,000 for the 13 and 39 weeks ended September 27, 2018, respectively, and $12,946,000 and $37,368,000 for the 13 and 39 weeks ended September 28, 2017, respectively.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	Interest Rate Swaps		Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at December 28, 2017	$–		$(11)	$(7,414)	$(7,425)
Amount reclassified to retained earnings on December 29, 2017 in connection with the adoption of ASU No. 2016-01	–		11	–	11
Balance at December 29, 2017	–		–	(7,414)	(7,414)
Amortization of the net actuarial loss and prior service credit	–		–	340	340
Other comprehensive income before reclassifications	191		–	–	191
Amounts reclassified from accumulated other comprehensive loss	134	(1)	–	–	134
Other comprehensive income	325		–	340	665
Balance at September 27, 2018	$325		$–	$(7,074)	$(6,749)

(1)	Amount is included in interest expense in the consolidated statements of earnings.

	Available for Sale Investments	Pension Obligation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at December 29, 2016	$3	$(5,069)	$(5,066)
Change in unrealized gain on available for sale investments	(14)	–	(14)
Amortization of net actuarial loss and prior service credit	–	161	161
Net other comprehensive income (loss)	(14)	161	147
Balance at September 28, 2017	$(11)	$(4,908)	$(4,919)

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended September 27, 2018	13 Weeks Ended September 28, 2017	39 Weeks Ended September 27, 2018	39 Weeks Ended September 28, 2017
	(in thousands, except per share data)
Numerator:
Net earnings attributable to
The Marcus Corporation	$16,231	$10,978	$44,671	$30,555
Denominator:
Denominator for basic EPS	28,180	27,825	28,028	27,773
Effect of dilutive employee stock options	638	525	606	637
Denominator for diluted EPS	28,818	28,350	28,634	28,410
Net earnings per share - basic:
Common Stock	$0.60	$0.41	$1.65	$1.14
Class B Common Stock	$0.52	$0.36	$1.47	$1.02
Net earnings per share - diluted:
Common Stock	$0.56	$0.39	$1.56	$1.08
Class B Common Stock	$0.51	$0.37	$1.44	$1.01

Equity – Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interests for the 39 weeks ended September 27, 2018 and September 28, 2017 was as follows:

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at December 28, 2017	$445,024	$100
Net earnings attributable to The Marcus Corporation	44,671	–
Net earnings attributable to noncontrolling interests	–	70
Distributions to noncontrolling interests	–	(65)
Cash dividends	(12,277)	–
Exercise of stock options	6,902	–
Savings and profit sharing contribution	1,130	–
Treasury stock transactions, except for stock options	(2,566)	–
Share-based compensation	1,950	–
Cumulative effect of adopting ASU No. 2014-09, net of tax	(2,568)	–
Other comprehensive income, net of tax	665	–
Balance at September 27, 2018	$482,931	$105

	Total Shareholders’ Equity Attributable to The Marcus Corporation	Noncontrolling Interests
	(in thousands)
Balance at December 29, 2016	$390,112	$1,535
Net earnings attributable to The Marcus Corporation	30,555	–
Net loss attributable to noncontrolling interests	–	(495)
Cash dividends	(10,122)	–
Exercise of stock options	2,083	–
Savings and profit sharing contribution	1,024	–
Treasury stock transactions, except for stock options	(463)	–
Share-based compensation	1,867	–
Other comprehensive income, net of tax	147	–
Balance at September 28, 2017	$415,203	$1,040

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 – Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At September 27, 2018 and December 28, 2017, respectively, the Company’s $5,762,000 and $4,053,000 of debt and equity securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 – Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At September 27, 2018 and December 28, 2017, respectively, the $444,000 and $13,000 asset related to the Company’s interest rate swap contracts was valued using Level 2 pricing inputs.

Level 3 – Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At September 27, 2018 and December 28, 2017, none of the Company’s fair value measurements were valued using Level 3 pricing inputs.

Defined Benefit Plan – The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended September 27, 2018	13 Weeks Ended September 28, 2017	39 Weeks Ended September 27, 2018	39 Weeks Ended September 28, 2017
	(in thousands)
Service cost	$231	$192	$694	$574
Interest cost	341	339	1,023	1,017
Net amortization of prior service cost and actuarial loss	156	89	466	267
Net periodic pension cost	$728	$620	$2,183	$1,858

Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of earnings.

New Accounting Pronouncements - In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), intended to improve financial reporting related to leasing transactions. ASU No. 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability for most operating leases with lease terms of more than 12 months. The new guidance will also require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from the leases. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASU No. 2016-02 and allows entities the option to initially apply Topic 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt the new accounting standard in fiscal 2019 using the optional transition method to apply the new guidance as of the first day of fiscal 2019 rather than as of the earliest period presented.

In conjunction with the adoption of the new standard, companies are able to elect several practical expedients to aid in the transition to Topic 842. The following three practical expedients must all be elected together, and the Company intends to elect these practical expedients upon adoption:

•	An entity need not reassess whether any expired or existing contracts are or contain leases.
•	An entity need not reassess the lease classification for any expired or existing leases.
•	An entity need not reassess initial direct costs for any existing leases.

The Company continues to finalize its inventory of leases, assess the additional practical expedients and analyze financial reporting implications. Upon adoption, the most significant impact of the amendments in ASU No. 2016-02 will be the recognition of the new right-of-use assets and lease liabilities for assets currently subject to operating leases. The Company believes that the adoption of ASU No. 2016-02 will have a material impact on its consolidated balance sheet, but the adoption is not expected to have a material effect on its consolidated results of operations or cash flows.

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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in ASU No. 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in ASU No. 2018-02 also require certain disclosures about stranded tax effects. The new standard is effective for fiscal years beginning after December 15, 2018, and early adoption in any period is permitted. The Company plans to adopt the new accounting standard in fiscal 2019 and has determined that the adoption of ASU No. 2018-02 will not have a material effect on its consolidated financial statements.

On December 29, 2017, the Company adopted and applied to all contracts ASU No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company elected the modified retrospective method for the adoption of ASU No. 2014-09 and its related ASU amendments. Under this method, the Company recognized the cumulative effect of the changes in retained earnings at the date of adoption, but did not restate the 13 or 39 weeks ended September 28, 2017, which continues to be reported under the accounting standards in effect for that time period.

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

On December 29, 2017, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As such, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning of period and ending of period total amount shown on the statement of cash flows. ASU No. 2016-18 was applied on a retrospective basis and prior periods were adjusted to conform to the current period’s presentation. Upon adoption, the Company recorded a $2,438,000 decrease in net cash used in investing activities for the 39 weeks ended September 28, 2017 related to reclassifying the changes in its restricted cash balance from investing activities to cash and cash equivalent balances within the consolidated statement of cash flows.

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

On December 29, 2017, the Company adopted ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Benefit Cost. The ASU requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are to be presented separately, in an appropriately titled line item outside of any subtotal of operating income or disclosed in the footnotes. The standard also limits the amount eligible for capitalization to the service cost component. ASU No. 2017-07 was applied on a retrospective basis and the prior period was adjusted to conform to the current period’s presentation. During the 13 and 39 weeks ended September 28, 2017, expense of $428,000 and $1,284,000, respectively, was reclassified from operating income to other expense outside of operating income in the consolidated statement of earnings.

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

Note 2 – Revenue Recognition

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

The disaggregation of revenues by business segment for the 13 and 39 weeks ended September 27, 2018 is as follows (in thousands):

	13 Weeks Ended September 27, 2018
	Reportable Segment
	Theatres	Hotels/ Resorts	Corporate	Total
Theatre admissions	$52,422	$–	$–	$52,422
Rooms	–	34,467	–	34,467
Theatre concessions	35,476	–	–	35,476
Food and beverage	–	19,333	–	19,333
Other revenues(1)	6,893	12,822	98	19,813
Cost reimbursements	218	8,870	–	9,088
Total revenues	$95,009	$75,492	$98	$170,599

	39 Weeks Ended September 27, 2018
	Reportable Segment
	Theatres	Hotels/ Resorts	Corporate	Total
Theatre admissions	$185,035	$–	$–	$185,035
Rooms	–	84,256	–	84,256
Theatre concessions	123,687	–	–	123,687
Food and beverage	–	53,972	–	53,972
Other revenues(1)	23,591	35,453	318	59,362
Cost reimbursements	1,084	24,692	–	25,776
Total revenues	$333,397	$198,373	$318	$532,088

(1)	Included in other revenues is an immaterial amount related to rental income that is not considered contract revenue from contracts with customers under ASC No. 2014-09.

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

The adoption of ASU No. 2014-09 had the following effect on our consolidated statement of earnings for the 13 and 39 weeks ended September 27, 2018 (in thousands):

	For the 13 Weeks Ended September 27, 2018			For the 39 Weeks Ended September 27, 2018
	As Reported	ASU No. 2014-09 Impact	Adjusted (1)	As Reported	ASU No. 2014-09 Impact	Adjusted (1)
Revenues:
Theatre admissions	$52,422	$(605)	$53,027	$185,035	$(1,961)	$186,996
Theatre concessions	35,476	503	34,973	123,687	1,467	122,220
Food and beverage	19,333	3	19,330	53,972	23	53,949
Other revenues	19,813	904	18,909	59,362	3,609	55,753
Total revenues	170,599	805	169,794	532,088	3,138	528,950

Costs and expenses:
Theatre operations	48,644	165	48,479	164,452	479	163,973
Theatre concessions	10,168	159	10,009	35,105	469	34,636
Advertising and marketing	6,178	(496)	6,674	17,317	(1,549)	18,866
Other operating expenses	8,969	910	8,059	27,032	3,514	23,518
Total costs and expenses	148,186	738	147,448	463,552	2,913	460,639

Operating income	22,413	67	22,346	68,536	225	68,311
Income taxes	2,626	9	2,617	12,254	48	12,206
Net earnings attributable to The Marcus Corporation	16,231	58	16,173	44,671	177	44,494

(1)	The amounts reflect each affected financial statement line item as they would have been reported under US GAAP prior to the adoption of ASU No. 2014-09.

The adoption of ASU No. 2014-09 had the following effect on our consolidated balance sheet as of September 27, 2018 (in thousands):

	As Reported	ASU No. 2014-09 Impact	Adjusted (1)
Refundable income taxes	$3,531	$945	$2,586
Total current assets	57,368	945	56,423
Total assets	986,686	945	985,741
Other accrued liabilities	46,269	3,639	42,630
Total current liabilities	120,981	3,639	117,342
Deferred compensation and other	59,157	99	59,058
Retained Earnings	433,022	(2,793)	435,815
Shareholders’ equity attributable to The Marcus Corporation	482,931	(2,793)	485,724
Total equity	483,036	(2,793)	485,829
Total liabilities and shareholders’ equity	986,686	945	985,741

(1)	The amounts reflect each affected financial statement line item as they would have been reported under US GAAP prior to the adoption of ASU No. 2014-09.

The Company had deferred revenue from contracts with customers of $28,643,000 and $36,007,000 as of September 27, 2018 and December 29, 2017, respectively, which includes the one-time cumulative effect adjustment to the balance sheet on the first day of fiscal 2018. The Company had no contract assets as of September 27, 2018 and December 28, 2017. During the 13 and 39 weeks ended September 27, 2018, respectively, the Company recognized revenue of $1,699,000 and $16,688,000 that was included in deferred revenues as of December 29, 2017. The decrease in deferred revenue from December 29, 2017 to September 27, 2018 was due to theatre gift card redemptions and advanced movie ticket redemptions during the 39 weeks ended September 27, 2018, offset by an increase in advanced sales/deposits for group events in the hotels and resorts division.

A significant majority of the Company’s revenue is recorded in less than one year from the original contract. As of September 27, 2018, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced tickets sales was $4,396,000 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. The Company recognizes revenue as the tickets are redeemed, which is expected to occur within the next 1.3 years. As of September 27, 2018, the amount of transaction price allocated to the remaining performance obligations under the Hotels and Resorts loyalty program was $192,000, of which, $73,000 is reflected in the Company’s consolidated balance sheet in deferred compensation and other. The Company recognizes revenue upon reward redemption, which is expected to occur within the next two years.

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

Also during the 39 weeks ended September 28, 2017, a note that matured in January 2017 with a balance of $24,226,000 was repaid and replaced with borrowings on the Company’s revolving credit facility and a new $15,000,000 mortgage note bearing interest at LIBOR plus 2.75%, requiring monthly principal and interest payments and maturing in fiscal 2020. The mortgage note is secured by the related land, building and equipment.

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into two interest rate swap agreements on March 1, 2018 covering $50,000,000 of floating rate debt. The first agreement has a notional amount of $25,000,000, expires March 1, 2021, and requires the Company to pay interest at a defined rate of 2.559% while receiving interest at a defined variable rate of one-month LIBOR (2.125% at September 27, 2018). The second agreement has a notional amount of $25,000,000, expires March 1, 2023, and requires the Company to pay interest at a defined rate of 2.687% while receiving interest at a defined variable rate of one-month LIBOR (2.125% at September 27, 2018). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company’s interest rate swap agreements are considered effective and qualify as cash flow hedges. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. As of September 27, 2018, the interest rate swaps were considered highly effective. The fair value of the interest rate swaps on September 27, 2018 was an asset of $444,000 and was included in other long term assets in the consolidated balance sheet. The Company does not expect the interest rate swaps to have a material effect on earnings within the next 12 months.

The Company had an interest rate swap that expired in January 2018. The swap agreement covered $25,000,000 of floating rate debt that required the Company to pay interest at a defined fixed rate of 0.96% while receiving interest at a defined variable rate of one-month LIBOR. The Company’s interest rate swap agreement was considered effective and qualified as a cash flow hedge from inception through June 16, 2016, at which time the derivative was undesignated and the balance in accumulated other comprehensive loss was reclassified into interest expense. As of June 16, 2016, the swap was considered ineffective for accounting purposes and the change in fair value was recorded as an increase or decrease in interest expense. As such, the $13,000 decrease in fair value of the swap for the 39 weeks ended September 27, 2018 was recorded to interest expense.

Capital Lease Obligations - During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of September 27, 2018, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in furniture, fixtures and equipment is $45,510,000 related to the digital systems as of September 27, 2018 and December 28, 2017, which is being amortized over the remaining estimated useful life of the assets. Accumulated amortization of the digital systems was $39,103,000 and $34,471,000 as of September 27, 2018 and December 28, 2017, respectively.

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

The Company’s capital lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company’s expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $5,140,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

The Company is the obligor of several movie theatre and equipment leases with unaffiliated third parties that qualify for capital lease accounting. Included in buildings and improvements as of September 27, 2018 and December 28, 2017 is $25,648,000 related to these leases, with accumulated amortization of $3,701,000 and $2,300,000 as of September 27, 2018 and December 28, 2017, respectively. Included in furniture, fixtures and equipment as of September 27, 2018 and December 28, 2017 is $1,712,000 related to these leases, with accumulated amortization of $438,000 and $255,000 as of September 27, 2018 and December 28, 2017, respectively. The assets are being amortized over the shorter of the estimated useful lives or the remaining lease terms. The Company paid $808,000 and $2,424,000, respectively, in lease payments on these capital leases during the 13 and 39 weeks ended September 27, 2018, and $874,000 and $2,424,000, respectively, during 13 and 39 weeks ended September 28, 2017.

4. Income Taxes

The Company’s effective income tax rate, adjusted for earnings (losses) from noncontrolling interests, for the 13 and 39 weeks ended September 27, 2018 was 13.9% and 21.5%, respectively, and was 38.6% and 37.8% for the 13 and 39 weeks ended September 28, 2017, respectively. The decrease in the Company’s effective income tax rate was primarily the result of the reduction in the federal tax rate from 35% to 21% resulting from the December 22, 2017 signing of the Tax Cuts and Jobs Act of 2017. Additionally, during the 39 weeks ended September 27, 2018, the Company recorded income tax benefits related to excess tax benefits on share-based compensation as well as for reductions in deferred tax liabilities related to tax accounting method changes the Company made subsequent to the Tax Cut and Jobs Act of 2017. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in its income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners.

During the fiscal year ended December 28, 2017, the Company was able to make a reasonable estimate of the impact of the Tax Cuts and Jobs Act of 2017, including the reduction in the corporate tax rate and the provisions related to executive compensation and 100% bonus depreciation on qualifying property. However, given the Act’s broad and complex changes, further clarification, interpretation and regulatory guidance could affect the assumptions the Company used in making its reasonable estimate. Following the guidance of the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 118, any adjustments to the Company's estimate will be reported as a component of income tax expense and disclosed in the period when any such adjustments have been determined within the one-year measurement period. During the 39 weeks ended September 27, 2018, the Company did not make any adjustment to the estimates recorded in fiscal 2017.

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

Following is a summary of business segment information for the 13 and 39 weeks ended September 27, 2018 and September 28, 2017 (in thousands):

13 Weeks Ended September 27, 2018	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues (1)	$95,009	$75,492	$98	$170,599
Operating income (loss)	14,457	12,024	(4,068)	22,413
Depreciation and amortization	9,867	4,616	86	14,569

13 Weeks Ended September 28, 2017	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues (1)	$90,273	$71,952	$150	$162,375
Operating income (loss)	15,861	9,659	(3,657)	21,863
Depreciation and amortization	8,399	4,512	82	12,993

39 Weeks Ended September 27, 2018	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues (1)	$333,397	$198,373	$318	$532,088
Operating income (loss)	66,317	15,737	(13,518)	68,536
Depreciation and amortization	28,751	13,890	258	42,899

39 Weeks Ended September 28, 2017	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues (1)	$296,636	$190,903	$432	$487,971
Operating income (loss)	58,576	12,803	(11,894)	59,485
Depreciation and amortization	24,000	13,270	274	37,544

(1)	Revenues include cost reimbursements of $9,088 for the 13 weeks ended September 27, 2018 (Theatres - $218, Hotels/Resorts - $8,870); $8,557 for the 13 weeks ended September 28, 2017 (Theatres - $500, Hotels/Resorts - $8,057); $25,776 for the 39 weeks ended September 27, 2018 (Theatres - $1,084, Hotels/Resorts - $24,692); and $23,424 for the 39 weeks ended September 28, 2017 (Theatres - $1,659, Hotels/Resorts - $21,765).

6. Subsequent Event

On November 1, 2018, the Company entered into an asset purchase agreement with VSS-Southern Theatres LLC (Movie Tavern) pursuant to which the Company will acquire substantially all of the assets and assume certain limited liabilities of its Movie Tavern branded movie theatre business (the “Movie Tavern Business”). The Movie Tavern Business consists of 22 dine-in theatres located in Texas, Pennsylvania, Georgia, Louisiana, New York, Colorado, Arkansas, Kentucky and Virginia.

The purchase price for the Movie Tavern Business consists of $30,000,000 in cash, subject to certain adjustments, and 2,450,000 shares of the Company’s Common Stock. The assets purchased will consist primarily of leasehold improvements, furniture, fixtures and equipment and certain intangible assets. The transaction is expected to close in the first fiscal quarter of 2019, subject to certain customary closing conditions and approvals, including, among others, early termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Act.

THE MARCUS CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995, including the expectation that the acquisition of the Movie Tavern Business will be accretive to earnings, earnings per share and cash flows in the first 12 months following the closing of the transaction. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division, as well as other industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (2) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (3) the effects on our occupancy and room rates of the relative industry supply of available rooms at comparable lodging facilities in our markets; (4) the effects of competitive conditions in our markets; (5) our ability to achieve expected benefits and performance from our strategic initiatives and acquisitions; (6) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, impairment losses, and preopening and start-up costs due to the capital intensive nature of our businesses; (7) the effects of weather conditions, particularly during the winter in the Midwest and in our other markets; (8) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; (9) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States or other incidents of violence in public venues such as hotels and movie theatres; (10) a disruption in our business and reputational and economic risks associated with civil securities claims brought by shareholders; and (11) our ability to timely and successfully integrate the Movie Tavern Business into our own circuit. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

General

We report our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in December. Fiscal 2018 is a 52-week year beginning on December 29, 2017 and ending on December 27, 2018. Fiscal 2017 was a 52-week year beginning December 30, 2016 and ended on December 28, 2017.

We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The third quarter of fiscal 2018 consisted of the 13-week period beginning on June 29, 2018 and ended on September 27, 2018. The third quarter of fiscal 2017 consisted of the 13-week period beginning on June 30, 2017 and ended on September 28, 2017. The first three quarters of fiscal 2018 consisted of the 39-week period beginning on December 29, 2017 and ended on September 27, 2018. The first three quarters of fiscal 2017 consisted of the 39-week period beginning on December 30, 2016 and ended on September 28, 2017. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

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

The adoption of the new standard primarily impacted our accounting for our loyalty programs and internet ticket fee revenue. Adopting this new standard during the first quarter of fiscal 2018 has had the following impact on our financial statements:

•	In accordance with the new guidance, the portion of theatre admission revenues, theatre concession revenues and food and beverage revenues attributable to loyalty points earned by customers will be deferred as a reduction of these revenues until reward redemption. Through December 28, 2017, we recorded the estimated incremental cost of redeeming loyalty points at the time they were earned in advertising and marketing expense. Our adoption of the standard will result in an immaterial reduction of theatre admission revenues and a corresponding immaterial increase in theatre concession revenues with an offsetting increase in other long-term liabilities based upon historical customer reward redemption patterns.

•	Prior to the adoption of the new standard, we recorded internet ticket fee revenues net of third-party commission or service fees. In accordance with ASU No. 2014-09, we believe that we are the principal (as opposed to agent) in the arrangement with third-party internet ticketing companies in regards to sale of internet tickets to customers, and therefore, we will now recognize ticket fee revenue based on a gross transaction price. This change will have the effect of increasing other revenues and other operating expense but will have no impact on net earnings or cash flows from operations.

We recorded a one-time cumulative effect reduction to retained earnings, net of income taxes, of approximately $2.6 million during fiscal 2018 related to the adoption of ASU No. 2014-09.

In addition, we adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Benefit Cost, during the first quarter of fiscal 2018. The ASU requires the service cost component of net periodic benefit costs to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are now presented separately in other expense outside of operating income and our prior year results have been restated to conform to the new presentation. As a result of the adoption of ASU No. 2017-07, $497,000 and $1,489,000, respectively, of other expenses were excluded from operating income during the third quarter and first three quarters of fiscal 2018 and $428,000 and $1,284,000, respectively, of other expenses were excluded from operating income during the third quarter and first three quarters of fiscal 2017.

Finally, beginning in the fiscal 2018 first quarter, we began appropriately presenting cost reimbursements and reimbursed costs on a gross basis and presented two new line items to the consolidated statements of earnings. These cost reimbursements and reimbursed costs were previously reported on a net basis. Reimbursed costs primarily consist of payroll and related expenses at managed properties where we are the employer and may include certain operational and administrative costs as provided for in our contracts with owners. As these costs have no added markup, the revenue and related expense have no impact on operating income or net earnings. The vast majority of our cost reimbursements relate to our hotels and resorts division due to the larger number of management contracts in that division. Our prior year results were restated to conform to the new presentation. Cost reimbursements and reimbursed costs totaled $9.1 million for the third quarter of fiscal 2018 and $8.6 million for the third quarter of fiscal 2017. Cost reimbursements and reimbursed costs totaled $25.8 million for the first three quarters of fiscal 2018 and $23.4 million for the first three quarters of fiscal 2017. We believe this correction is immaterial to the consolidated financial statements.

Overall Results

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the third quarter and first three quarters of fiscal 2018 and fiscal 2017 (in millions, except for per share and variance percentage data):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2018	F2017	Amt.	Pct.	F2018	F2017	Amt.	Pct.
Revenues	$170.6	$162.4	$8.2	5.1%	$532.1	$488.0	$44.1	9.0%
Operating income	22.4	21.9	0.5	2.5%	68.5	59.5	9.0	15.2%
Other income (expense)	(3.6)	(4.1)	0.5	13.9%	(11.5)	(10.9)	(0.6)	-6.3%
Net earnings (loss) attributable to noncontrolling interests	-	(0.2)	0.2	95.0%	0.1	(0.5)	0.6	114.1%
Net earnings attributable to The Marcus Corp.	$16.2	$11.0	$5.2	47.9%	$44.7	$30.6	$14.1	46.2%

Net earnings per common share – diluted:	$0.56	$0.39	$0.17	43.6%	$1.56	$1.08	$0.48	44.4%

Revenues increased during the third quarter and first three quarters of fiscal 2018 compared to the third quarter and first three quarters of fiscal 2017 due to increased revenues from both our theatre division and our hotels and resorts division. Operating income (earnings before other income/expense and income taxes) and net earnings attributable to The Marcus Corporation increased during the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 due to improved operating results from our hotels and resorts division. Operating income and net earnings attributable to The Marcus Corporation increased during the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017 due to improved operating results from both our theatre division and our hotels and resorts division. Net earnings attributable to The Marcus Corporation also increased during the fiscal 2018 periods compared to the fiscal 2017 periods due to a lower effective income tax rate.

Operating results from our theatre division were unfavorably impacted by higher film costs and several one-time costs during the third quarter of fiscal 2018. Operating results from our theatre division were favorably impacted by increased attendance from a stronger slate of movies during the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017, as well as an increase in our average ticket price and increased concession sales per person due to our expanded food and beverage offerings. Two new theatres also favorably impacted revenues and operating income from our theatre division during the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017.

Revenues from our hotels and resorts division were favorably impacted by increased room revenues, food and beverage revenues and other revenues, including management fees, during the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017. Comparisons of our operating income during the third quarter and first three quarters of fiscal 2018 to our operating income during the third quarter and first three quarters of fiscal 2017 from our hotels and resorts division were favorably impacted by the increased revenues, strong cost controls and the fact that our fiscal 2017 results included preopening expenses and start-up operating losses from our SafeHouse® restaurant and bar that we opened in downtown Chicago, Illinois, adjacent to our AC Chicago Downtown Hotel, on March 1, 2017.

Operating losses from our corporate items, which include amounts not allocable to the business segments, increased during the third quarter and first three quarters of fiscal 2018 compared to the third quarter and first three quarters of fiscal 2017 due in part to increased legal expense and increased pension and 401(k) expenses. Increased long-term incentive compensation expenses resulting from our improved financial performance and stock performance during the past several years also contributed to increased operating losses from our corporate items during the third quarter and first three quarters of fiscal 2018, as did an increase in our accrual for contributions to our charitable foundation during the fiscal 2018 periods.

We did not have any significant variations in investment income or net equity earnings (loss) from unconsolidated joint ventures during the third quarter and first three quarters of fiscal 2018 compared to the third quarter and first three quarters of fiscal 2017. We recognized losses on disposition of property, equipment and other assets during the third quarter and first three quarters of fiscal 2018 of $359,000 and $767,000, respectively, due primarily to losses related to old theatre seats and other items disposed of in conjunction with theatre renovations during the period. We recognized losses on disposition of property, equipment and other assets during the third quarter and first three quarters of fiscal 2017 of $449,000 and $420,000, respectively, due primarily to losses related to old theatre seats and other items disposed of in conjunction with theatre renovations during the periods, as well as a write off of disposed equipment at one of our hotels during the first quarter of fiscal 2017. These losses during the first three quarters of fiscal 2017 were partially offset by several gains related to the sale of two theatres and the sale of our equity interest in a hotel during fiscal 2017. The timing of periodic sales and disposals of our property and equipment varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment.

Our interest expense totaled $3.2 million for the third quarter of fiscal 2018 compared to $3.4 million for the third quarter of fiscal 2017, a decrease of approximately $200,000, or 5.6%. Our interest expense totaled $10.0 million for the first three quarters of fiscal 2018 compared to $9.5 million for the first three quarters of fiscal 2017, an increase of approximately $500,000, or 5.8%. The decrease in interest expense during the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 is due to lower borrowing levels during the fiscal 2018 period, partially offset by a higher average interest rate. The increase in interest expense during the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017 was due primarily to a higher average interest rate during fiscal 2018, as a result of increases in short-term interest rates on our variable rate debt. In addition, on March 1, 2018, we entered into two interest rate swap agreements, effectively converting $50.0 million in variable rate borrowings to a fixed rate. Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact our actual reported interest expense in future periods, as would further increases in short-term interest rates and changes in the mix between fixed rate debt and variable rate debt in our debt portfolio.

We reported income tax expense for the third quarter and first three quarters of fiscal 2018 of $2.6 million and $12.3 million, respectively, compared to $6.9 million and $18.6 million, respectively, during the third quarter and first three quarters of fiscal 2017. The decrease in income tax expense during the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017, despite an increase in earnings before income taxes, was the result of the reduction in the federal tax rate from 35% to 21% resulting from the December 22, 2017 signing of the Tax Cuts and Jobs Act of 2017. Our fiscal 2018 first three quarters effective income tax rate, after adjusting for earnings from noncontrolling interests that are not tax-effected because the entities involved are tax pass-through entities, was 21.5%, compared to our fiscal 2017 first three quarters effective income tax rate of 37.8%. Our fiscal 2018 income tax expense was also favorably impacted during the fiscal 2018 third quarter by income tax benefits related to excess tax benefits on share-based compensation as well as for reductions in deferred tax liabilities related to tax accounting method changes we made subsequent to the Tax Cut and Jobs Act of 2017. As of the date of this report, we anticipate that our effective income tax rate for the final quarter of fiscal 2018 will likely return to our expected 25-26% range, excluding any changes in our liability for unrecognized tax benefits, potential further changes in federal and state income tax rates or other one-time tax benefits. Our actual fiscal 2018 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

The operating results of one majority-owned hotel, The Skirvin Hilton, are included in the hotels and resorts division revenue and operating income during the fiscal 2018 and fiscal 2017 periods, and the after-tax net earnings or loss attributable to noncontrolling interests is deducted from or added to net earnings on the consolidated statements of earnings. The operating results of The Lincoln Marriott Cornhusker Hotel were also included in the hotels and resorts division revenue and operating income during the fiscal 2018 and fiscal 2017 periods, but because this hotel was not wholly-owned during the third quarter and first three quarters of fiscal 2017, the after-tax net earnings or loss attributable to noncontrolling interests for this property was deducted from or added to net earnings on the consolidated statements of earnings during the fiscal 2017 periods. During the fourth quarter of fiscal 2017, we purchased the noncontrolling interest of The Lincoln Marriott Cornhusker Hotel from its former minority owner. We reported net earnings attributable to noncontrolling interests of $70,000 during the first three quarters of fiscal 2018 compared to a net loss of $495,000 during the first three quarters of fiscal 2017.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the third quarter and first three quarters of fiscal 2018 and fiscal 2017 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2018	F2017	Amt.	Pct.	F2018	F2017	Amt.	Pct.
Revenues	$95.0	$90.3	$4.7	5.2%	$333.4	$296.6	$36.8	12.4%
Operating income	14.5	15.9	(1.4)	-8.9%	66.3	58.6	7.7	13.2%
Operating margin (% of revenues)	15.2%	17.6%			19.9%	19.7%

Our theatre division revenues increased during the third quarter and first three quarters of fiscal 2018 compared to the third quarter and first three quarters of fiscal 2017 due primarily to increased attendance at comparable theatres due to a stronger film slate, new theatres that we opened during fiscal 2017, and an increase in our average ticket price and average concession revenues per person, resulting in increased admission revenues and concession revenues. In addition, our adoption of the new revenue recognition accounting standard and our change in the presentation of cost reimbursements for managed theatres (described above) resulted in an increase in theatre division revenues of $500,000 and $2.5 million, respectively, during the third quarter and first three quarters of fiscal 2018 compared to the restated third quarter and first three quarters of fiscal 2017.

Our theatre division operating income and operating margin decreased during the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 due primarily to increased depreciation, higher film costs and several one-time costs. Depreciation costs have increased due to our significant recent investments in many of our theatres. Film costs increased during the fiscal 2018 third quarter primarily due to an unfavorable mix of films compared to the prior year. The top films of the fiscal 2018 third quarter film slate were summer blockbuster films and film costs, expressed as a percentage of admission revenues, are generally greater for blockbuster films. Our top film during the third quarter of fiscal 2017 was a less expensive September film. In addition, comparisons to last year were negatively impacted by the fact that our fiscal 2017 third quarter film cost benefitted from a one-time adjustment for prior periods related to an arrangement with a particular studio.

Our theatre division operating income and operating margin increased during the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017 due primarily to the increased revenues described above, partially offset by higher film costs and depreciation costs. The increase in theatre division revenues related to our adoption of the new revenue recognition standard described above and our change in the presentation of cost reimbursements for managed theatres, both without a related material change in operating income, negatively impacted our operating margin during the fiscal 2018 periods compared to the fiscal 2017 periods. Preopening expenses of approximately $800,000 related to the opening of two new theatres negatively impacted our operating income and operating margin during the first three quarters of fiscal 2017.

The following table provides a further breakdown of the components of revenues for the theatre division for the third quarter and first three quarters of fiscal 2018 and fiscal 2017 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2018	F2017	Amt.	Pct.	F2018	F2017	Amt.	Pct.
Admission revenues	$52.4	$50.2	$2.2	4.3%	$185.0	$166.2	$18.8	11.3%
Concession revenues	35.5	33.3	2.2	6.6%	123.7	109.4	14.3	13.1%
Other revenues	6.9	6.3	0.6	10.5%	23.6	19.3	4.3	21.7%
	94.8	89.8	5.0	5.6%	332.3	294.9	37.4	12.7%
Cost reimbursements	0.2	0.5	(0.3)	-56.4%	1.1	1.7	(0.6)	-34.7%
Total revenues	$95.0	$90.3	$4.7	5.2%	$333.4	$296.6	$36.8	12.4%

We opened new theatres in April 2017 and June 2017 that favorably impacted our admission revenues and concession revenues during the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017. Excluding these two new theatres (as well as two nearby theatres that are no longer comparable to last year because their pricing policies were significantly changed), admission revenues and concession revenues for comparable theatres increased 10.4% and 11.5%, respectively, during the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017.

Conversely, the change in how we recognize revenue related to our Magical Movie Rewards customer loyalty program as a result of our adoption of the new revenue recognition accounting standard (discussed above) resulted in a decrease in admission revenues of approximately $600,000 and $2.0 million, respectively, and an increase in concession revenues of approximately $500,000 and $1.5 million, respectively, during the third quarter and first three quarters of fiscal 2018. Excluding the impact of these changes in revenue recognition from the fiscal 2018 periods, admission revenues increased 5.5% and 12.5%, respectively, and concession revenues increased 5.1% and 11.8%, respectively, during the third quarter and first three quarters of fiscal 2018 compared to the third quarter and first three quarters of fiscal 2017.

According to data received from Rentrak (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2018 third quarter and first three quarter results, United States box office receipts (including new theatres) increased 6.9% during our fiscal 2018 third quarter and increased 10.0% during our fiscal 2018 first three quarters, indicating that our admission revenues during the third quarter of fiscal 2018 underperformed the industry by 1.4 percentage points and our admission revenues during the first three quarters of fiscal 2018 outperformed the industry by 2.5 percentage points, both after adjusting for the above described impact of the change in accounting for revenues related to our loyalty program. Even though we slightly underperformed the industry during the most recent quarter, we have still outperformed the industry average during 16 of the last 19 quarters. We believe our underperformance of the industry average during the third quarter of fiscal 2018 can be attributed to an unfavorable film mix and the impact of major league baseball in several of our key markets, as further discussed below. The performance of our Marcus Wehrenberg theatres, which we acquired in December 2016, many of which have subsequently undergone significant renovations, continued to be particularly strong during the third quarter and first three quarters of fiscal 2018 compared to the prior year, contributing to our year-to-date outperformance of the industry average.

Our average ticket price increased 1.3% and 4.6%, respectively, during the third quarter and first three quarters of fiscal 2018 compared to the third quarter and first three quarters of fiscal 2017. The increases were partially attributable to modest price increases we implemented in October 2017. In addition, the fact that we have increased our number of premium large format (PLF) screens, along with a corresponding price premium, also contributed to our increased average ticket price during the fiscal 2018 periods. Conversely, we believe that a change in film product mix had an unfavorable impact on our average ticket price during the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. Our top film during the third quarter of fiscal 2018 was the PG-rated family movie Incredibles 2 (resulting in a higher percentage of lower-priced children’s tickets sold), compared to our top film during the third quarter of fiscal 2017, which was the R-rated film It (resulting in a higher percentage of higher-priced adult tickets sold). The increase in average ticket price contributed approximately $650,000, or 30%, to our comparable theatre admission revenues during the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. The increase in average ticket price contributed approximately $7.6 million, or 44%, to our comparable theatre admission revenues during the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017.

Our concession revenues increased during the third quarter and first three quarters of fiscal 2018 compared to the third quarter and first three quarters of fiscal 2017 due to the addition of new theatres, an increase in attendance at comparable theatres, an increase in our average concession revenues per person and the above-described increase related to the change in accounting for loyalty program revenues. Our average concession revenues per person increased by 3.5% and 6.3%, respectively, during our third quarter and first three quarters of fiscal 2018 compared to the third quarter and first three quarters of fiscal 2017. The increase in our average concession revenues per person contributed approximately $1.2 million, or 53%, to our comparable theatre concession revenues during the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. The increase in our average concession revenues per person contributed approximately $6.0 million, or 48%, to our comparable theatre concession revenues during the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017.

A change in concession product mix, including increased sales of non-traditional food and beverage items from our increased number of Take Five LoungeSM, Zaffiro’s® Express, Reel Sizzle® and in-theatre dining outlets, as well as modest selected price increases we introduced in October 2017, were the primary reasons for our increased average concession sales per person during the fiscal 2018 periods. Conversely, we believe that the above described change in film product mix during the third quarter of fiscal 2018 likely reduced the growth of our overall average concession sales per person during the fiscal 2018 third quarter, as family-oriented films such as the top film during the third quarter of fiscal 2018 described above tend not to contribute to sales of non-traditional food and beverage items as much as adult-oriented films.

Other revenues increased by approximately $600,000 and $4.3 million, respectively, during the third quarter and first three quarters of fiscal 2018 compared to the third quarter and first three quarters of fiscal 2017. All of the increase during the third quarter of fiscal 2018 and approximately $3.5 million of the increase during the first three quarters of fiscal 2018 related to the change in how we now report internet surcharge ticketing fees. Prior to the new revenue recognition standard, we recorded these fees net of third-party commission or service fees. Under the new guidance that we adopted in the first quarter of fiscal 2018 (discussed above), we are recognizing ticket fee revenues based on a gross transaction price. This change had the effect of increasing other revenues and increasing other operating expense, but had no impact on operating income or net earnings. The remaining increase in other revenues is attributable primarily to increased preshow advertising income.

Total theatre attendance increased 3.0% and 6.4%, respectively, during the third quarter and first three quarters of fiscal 2018 compared to the third quarter and first three quarters of fiscal 2017. Excluding the new theatres and, correspondingly, two theatres that are no longer comparable to last year because their pricing policies were significantly changed as a result of the new theatres we opened nearby, comparable theatre attendance increased 5.9% during the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017, due to a stronger film slate in the fiscal 2018 periods. We believe a combination of several additional factors continue to contribute to our overall increase in attendance and our above-described industry outperformance during the first three quarters of fiscal 2018. In addition to the $5 Tuesday promotion that continued to perform well, we believe our fiscal 2018 third quarter and first three quarters attendance was favorably impacted by increased attendance at theatres that have added our spacious new DreamLoungerSM electric all-recliner seating, our proprietary UltraScreen DLX® and SuperScreen DLXSM PLF screens and our unique food and beverage outlets described above, particularly at our Marcus Wehrenberg theatres. We also believe that we continue to recognize the benefits of our customer loyalty program, introduced in March 2014 and which now has nearly three million members.

Attendance and admission revenues increased during eight of the 13 weeks of the third quarter of fiscal 2018 compared to the comparable weeks during the third quarter of fiscal 2017, with the majority of the increases occurring in July and August, led by the strong carryover of two films that opened during the fiscal 2018 second quarter, Incredibles 2 and Jurassic World: Fallen Kingdom, and stronger films in August compared to a relatively weak film slate during August 2017. Conversely, last year’s top film, It, opened in September, creating a very challenging comparison in September 2018. We also believe that the film mix during the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 may have had a negative impact on our comparative performance versus the overall industry numbers, particularly during August and September. One of the top films during those two months, Crazy Rich Asians, performed extremely well on the east and west coasts, but generally underperformed in our Midwestern markets. We also believe that the fact that the major league baseball teams in three of our key markets, Milwaukee, Chicago and St. Louis, were competing for the playoffs during the final month of their season, September 2018, had a negative impact on our attendance compared to the industry as a whole.

Our highest grossing films during the fiscal 2018 third quarter were Incredibles 2, Jurassic World: Fallen Kingdom, Ant-Man and the Wasp, Mission: Impossible – Fallout and Hotel Transylvania 3: Summer Vacation. The film slate during the third quarter of fiscal 2018 was weighted slightly less towards strong blockbuster movies, as evidenced by the fact that our top five films during our fiscal 2018 third quarter accounted for 37% of our total admission revenues, compared to 48% for the top five films during the third quarter of fiscal 2017, both expressed as a percentage of the total admission revenues for the period. Under normal circumstances, this reduced reliance on blockbuster films during the fiscal 2018 period should have had the effect of reducing our film rental costs during the period, but as noted above, this was not the case during the third quarter of fiscal 2018 due to the unusual change in the film product mix compared to the prior year.

Film product for the fourth quarter of fiscal 2018 has, through the date of this report, produced admission revenues greater than the same period of fiscal 2017. Top performing films during this period have included films such as Venom, A Star is Born, Halloween, and Bohemian Rhapsody. Other films scheduled to be released during the traditionally busy November and December time period that may generate substantial box office interest include Dr. Suess’ The Grinch, Fantastic Beasts: The Crimes of Grindelwald, Ralph Breaks the Internet: Wreck-It, Creed II, Mary Poppins Returns, Bumblebee, Aquaman and Holmes and Watson. Comparisons to last year’s December film slate may be challenging due to the strong performance of the films Star Wars: The Last Jedi and Jumanji: Welcome to the Jungle during December 2017. We also have seen some negative impact on October 2018 attendance in our Milwaukee market due to the impact of playoff baseball. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a film is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We ended the first three quarters of fiscal 2018 with a total of 884 company-owned screens in 67 theatres and 6 managed screens in one theatre, compared to 884 company-owned screens in 67 theatres and 11 managed screens in two theatres at the end of the first three quarters of fiscal 2017. We opened a new 10-screen theatre in Shakopee, Minnesota in April 2017 and a new eight-screen all in-theatre dining theatre, branded BistroPlexSM, in Greendale, Wisconsin in late June 2017. We ceased managing one five-screen theatre during the second quarter of fiscal 2018 and we closed and sold one eight-screen budget-oriented theatre during the second quarter of fiscal 2017.

We converted one Marcus Wehrenberg theatre to all-DreamLounger recliner seating during the first quarter of fiscal 2018, four more theatres, including one Marcus Wehrenberg theatre, to all-DreamLounger recliner seating during the second quarter of fiscal 2018, and one theatre to all-DreamLounger recliner seating during the third quarter of fiscal 2018. We are currently in the process of converting one more theatre to all-DreamLounger recliner seating, with completion expected during the fourth quarter of fiscal 2018. We opened two new Zaffiro’s Express outlets and one new Take Five Lounge outlet during the second quarter of fiscal 2018. We also converted five existing screens to UltraScreen and SuperScreen DLX auditoriums during the second quarter of fiscal 2018 and one existing screen to a SuperScreen DLX auditorium during the third quarter of fiscal 2018. We have also begun construction on our second BistroPlex to be located in Brookfield, Wisconsin.

On November 1, 2018, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with VSS-Southern Theatres LLC, Movie Tavern, Inc., Movie Tavern Theatres, LLC and TGS Beverage Company, LLC (collectively, “Sellers”) pursuant to which we will acquire substantially all of the assets and assume certain limited liabilities of Sellers’ Movie Tavern branded movie theatre business (the “Movie Tavern Business”). The Movie Tavern Business consists of 22 dine-in theatres located in Texas, Pennsylvania, Georgia, Louisiana, New York, Colorado, Arkansas, Kentucky and Virginia.

The purchase price for the Movie Tavern Business consists of $30 million in cash, subject to certain adjustments, and 2,450,000 shares of our common stock. We will finance the cash portion of the purchase price from existing sources of cash. The transaction is expected to close in the first quarter of fiscal 2019. Completion of the transaction is subject to certain customary closing conditions and approvals, including, among others, early termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Act. We anticipate that the acquired Movie Tavern Business will be accretive to earnings, earnings per share and cash flow in the first 12 months following the closing of the transaction.

There are representations and warranties contained in the Purchase Agreement which were made by the parties to each other as of specific dates. The assertions embodied in these representations and warranties were made solely for purposes of the Purchase Agreement and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, certain representations and warranties may not be accurate or complete as of any specified date because they are subject to a contractual standard of materiality that is different from certain standards generally applicable to shareholders or were used for the purpose of allocating risk between the parties rather than establishing matters as facts. Based upon the foregoing reasons, investors should not rely on the representations and warranties as statements of factual information.

The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Purchase Agreement, which is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Hotels and Resorts

The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the third quarter and first three quarters of fiscal 2018 and fiscal 2017 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2018	F2017	Amt.	Pct.	F2018	F2017	Amt.	Pct.
Revenues	$75.5	$71.9	$3.6	4.9%	$198.4	$190.9	$7.5	3.9%
Operating income	12.0	9.7	2.3	24.5%	15.7	12.8	2.9	22.9%
Operating margin (% of revenues)	15.9%	13.4%			7.9%	6.7%

The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the third quarter and first three quarters of fiscal 2018 and fiscal 2017 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2018	F2017	Amt.	Pct.	F2018	F2017	Amt.	Pct.
Room revenues	$34.5	$32.8	$1.7	5.1%	$84.2	$82.8	$1.4	1.7%
Food/beverage revenues	19.3	18.6	0.7	3.6%	54.0	52.5	1.5	2.8%
Other revenues	12.8	12.4	0.4	3.1%	35.5	33.8	1.7	4.9%
	66.6	63.8	2.8	4.3%	173.7	169.1	4.6	2.7%
Cost reimbursements	8.9	8.1	0.8	10.1%	24.7	21.8	2.9	13.4%
Total revenues	$75.5	$71.9	$3.6	4.9%	$198.4	$190.9	$7.5	3.9%

Division revenues increased during the third quarter and first three quarters of fiscal 2018 compared to the third quarter and first three quarters of fiscal 2017 due to increased room revenues, food and beverage revenues, other revenues and increased cost reimbursements from our managed hotels. Room revenues increased due primarily to increased group business during the fiscal 2018 periods compared to the fiscal 2017 periods. Food and beverage revenues increased during the first three quarters of fiscal 2018 primarily due to our SafeHouse restaurant and bar in Chicago, Illinois, which opened on March 1, 2017. Other revenues increased during the fiscal 2018 periods due to increased management fees and rental income. Cost reimbursements, described above, also increased during the third quarter and first three quarters of fiscal 2018 compared to the third quarter and first three quarters of fiscal 2017 due to an increase in the number of management contracts in this division.

Our hotels and resorts division operating income and operating margin increased during the third quarter and first three quarters of fiscal 2018 compared to the third quarter and first three quarters of fiscal 2017 due in part to increased management fees, improved performance at several owned hotels and overall strong cost control management. In addition, comparisons to the fiscal 2017 periods were also favorably impacted by the fact that the prior year results included preopening expenses and startup operating losses related to the new SafeHouse Chicago.

The following table sets forth certain operating statistics for the third quarter and first three quarters of fiscal 2018 and fiscal 2017, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	Third Quarter(1)					First Three Quarters(1)
			Variance					Variance
	F2018	F2017	Amt.		Pct.	F2018	F2017	Amt.		Pct.
Occupancy pct.	84.1%	82.0%	2.1	pts	2.6%	76.2%	76.2%	-	pts	-%
ADR	$168.58	$164.47	$4.11		2.5%	$151.62	$149.75	$1.87		1.2%
RevPAR	$141.81	$134.85	$6.96		5.2%	$115.48	$114.05	$1.43		1.3%

(1)	These operating statistics represent averages of our eight distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at all eight of our company-owned properties during the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 and four of our eight company-owned properties during the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017. According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2018 third quarter and first three quarters results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 2.1% during both our third quarter and first three quarters of fiscal 2018 compared to the same periods last year. Data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced an increase in RevPAR of 6.5% and 2.5%, respectively, during our third quarter and first three quarters of fiscal 2018 compared to the fiscal 2017 comparable periods.

We believe our increased occupancy percentage and ADR during the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017, along with the resulting RevPAR outperformance versus the industry, was due primarily to increased group business. We also believe the same baseball dynamic that negatively impacted our theatre business may have resulted in increased revenues for our Milwaukee hotels. We believe our slight RevPAR underperformance of our competitive sets during the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 was likely due to the fact that several hotels in our competitive sets had favorable comparisons to the prior year due to renovations and other unusual circumstances. Seven of our eight company-owned hotels reported increased ADR during the fiscal 2018 third quarter compared to the third quarter of fiscal 2017 and five of our eight company-owned hotels reported increased ADR during the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017.

Looking to future periods, as of the date of this report, our group room revenue bookings for the remaining period in fiscal 2018 - commonly referred to in the hotels and resorts industry as “group pace” - is running slightly ahead of our group room revenue bookings for the remaining period of fiscal 2017 last year at this time. In addition, our group pace for fiscal 2019 is also running ahead of where we were last year at this time for fiscal 2018. The impact of playoff baseball in Milwaukee also benefitted our October 2018 hotel results.

We generally expect our modestly favorable revenue trends to continue in future periods and to track or exceed the overall industry trends, particularly in our respective markets. Many published reports by those who closely follow the hotel industry, including Smith Travel Research, continue to suggest that the United States lodging industry will continue to achieve slow but steady growth in RevPAR during the remaining period of 2018 and throughout 2019. There also appears to be some improvement in sentiment regarding the positive impact that recent regulatory and tax reforms are having on our business customers, which may be contributing to our improved group pace and we hope will result in increased business travel in the future. Whether the relatively positive trends in the lodging industry over the last several years will continue depends in large part on the economic environment, as hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product. We also continue to monitor hotel supply in our markets, as increased supply without a corresponding increase in demand may have a negative impact on our results.

In addition to the fact that we began managing the new Omaha Marriott Downtown at The Capitol District hotel in Omaha, Nebraska and the Sheraton Chapel Hill Hotel in Chapel Hill, North Carolina during the second half of fiscal 2017, our hotels and resorts division operating results are beginning to show the benefits and should benefit in future periods from three new management contracts that we have recently obtained. In January 2018, we commenced management of the newly-opened Murieta Inn and Spa in Rancho Murieta, California. In April 2018, we commenced management of the DoubleTree by Hilton Hotel El Paso Downtown in El Paso, Texas. In August 2018, we commenced management of the newly opened Courtyard by Marriott El Paso Downtown/Convention Center. These new management contracts have increased our portfolio to 21 owned and managed properties across the country.

Conversely, during fiscal 2017, we ceased management of the Sheraton Madison Hotel in Madison, Wisconsin and The Westin Atlanta Perimeter North in Atlanta, Georgia due to the sale of these properties. The loss of these management contracts has partially offset the benefits of the new management contracts described above. The timing and possible disruption of business from our planned renovations at the InterContinental Milwaukee hotel and the Hilton Madison at Monona Terrace may also have a slight negative impact on our operating results of those two hotels during the remainder of fiscal 2018 and first half of fiscal 2019.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously-noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $108 million of unused credit lines as of the end of our fiscal 2018 third quarter, will be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2018.

Financial Condition

Net cash provided by operating activities totaled $77.1 million during the first three quarters of fiscal 2018, compared to $50.9 million during the first three quarters of the fiscal 2017. The $26.2 million increase in cash provided by operating activities was due primarily to increased net earnings and depreciation and amortization, as well as the favorable timing in the collection of accounts and notes receivable and payment of income taxes, partially offset by the unfavorable timing in the payment of accounts payable and other accrued liabilities during the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017.

Net cash used in investing activities during the first three quarters of fiscal 2018 totaled $46.1 million, compared to $82.1 million during the first three quarters of fiscal 2017. The decrease in net cash used in investing activities was primarily the result of decreased capital expenditures during the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $45.1 million during the first three quarters of fiscal 2018 compared to $87.3 million during the first three quarters of fiscal 2017. Approximately $23.5 million of our capital expenditures during the first three quarters of fiscal 2017 were related to the development of the previously-described new theatres, accounting for over one-half of the decrease in capital expenditures during the fiscal 2018 period. We did not incur any acquisition-related capital expenditures during the first three quarters of fiscal 2018 or the first three quarters of fiscal 2017.

Fiscal 2018 first three quarters cash capital expenditures included approximately $37.0 million incurred in our theatre division, including costs associated with the addition of DreamLounger recliner seating, new UltraScreen and SuperScreen DLX auditoriums and new Zaffiro’s Express and Take Five Lounge outlets to existing theatres. We also incurred capital expenditures in our hotels and resorts division during the first three quarters of fiscal 2018 of approximately $8.1 million, consisting primarily of normal maintenance capital projects. Fiscal 2017 first three quarters cash capital expenditures included approximately $69.5 million incurred in our theatre division, including previously-described new theatre development costs and costs associated with the addition of DreamLounger recliner seating, SuperScreen DLX auditorium conversions and new Zaffiro’s Express and Reel Sizzle outlets to existing theatres. We also incurred capital expenditures in our hotels and resorts division during the first three quarters of fiscal 2017 of approximately $17.5 million, including costs associated with the development of our new SafeHouse Chicago location and the development of new villas at the Grand Geneva Resort & Spa.

Net cash used in financing activities during the first three quarters of fiscal 2018 totaled $39.1 million compared to net cash provided by financing activities of $37.0 million during the first three quarters of fiscal 2017. We used excess cash during both periods to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, we added $159.0 million of new short-term borrowings and we made $177.0 million of repayments on short-term borrowings during the first three quarters of fiscal 2018 (net decrease in borrowings on our credit facility of $18.0 million) compared to $254.0 million of new short-term borrowings and $236.5 million of repayments on short-term borrowings made during the first three quarters of fiscal 2017 (net increase in borrowings on our credit facility of $17.5 million).

We did not issue any new long-term debt during the first three quarters of fiscal 2018. Conversely, proceeds from the issuance of long-term debt totaled $65.0 million during the first three quarters of fiscal 2017 and included the issuance of $50 million of senior notes. In addition, we repaid a mortgage note that matured in January 2017 with a balance of $24.2 million as of December 29, 2016 during the first three quarters of fiscal 2017 and replaced it with borrowings under our revolving credit facility and the issuance of a $15.0 million mortgage note bearing interest at LIBOR plus 2.75%, requiring monthly principal and interest payments and maturing in fiscal 2020. Principal payments on long-term debt were $11.7 million during the first three quarters of fiscal 2018 compared to $35.9 million during the first three quarters of fiscal 2017 (including the mortgage note repayment described above). Our debt-to-capitalization ratio (excluding our capital lease obligations) was 0.36 at September 27, 2018, compared to 0.40 at December 28, 2017.

We repurchased approximately 83,000 shares of our common stock for approximately $2.9 million in conjunction with the exercise of stock options during the first three quarters of fiscal 2018, compared to 29,000 shares repurchased for approximately $850,000 in conjunction with the exercise of stock options during the first three quarters of fiscal 2017. As of September 27, 2018, approximately 2.8 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. We expect that we will execute any future repurchases on the open market or in privately-negotiated transactions, depending upon a number of factors, including prevailing market conditions.

Dividend payments during the first three quarters of fiscal 2018 totaled $12.3 million compared to dividend payments of $10.1 million during the first three quarters of fiscal 2017. The increase in dividend payments was the result of a 20.0% increase in our regular quarterly dividend payment initiated in March 2018.

We believe our total capital expenditures for fiscal 2018 will approximate $55-$65 million, barring our pursuance of any growth opportunities that could arise in the remaining months and depending upon the timing of our payments on several of the various projects incurred by our two divisions. Some of the payments on projects undertaken during fiscal 2018 may carry over to fiscal 2019. The actual timing and extent of the implementation of all of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends, and the availability of attractive opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.

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

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2017. No material change to such risk factors has occurred during the 39 weeks ended September 27, 2018.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
June 29 – July 26	1,173	$33.31	1,173	2,837,624
July 27 – August 30	50,924	37.51	50,924	2,786,700
August 31 – September 27	–	–	–	–
Total	52,097	$37.42	52,097	2,786,700

(1)	Through September 27, 2018, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of September 27, 2018, we had repurchased approximately 8.9 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

2.1	Asset Purchase Agreement, dated as of November 1, 2018, by and among MMT Texnv, LLC, MMT Lapagava, LLC, The Marcus Corporation, Movie Tavern, Inc., Movie Tavern Theaters, LLC, TGS Beverage Company, LLC, and VSS-Southern Theatres LLC. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from The Marcus Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: November 6, 2018	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: November 6, 2018	By:	/s/ Douglas A. Neis
Douglas A. Neis
Executive Vice President, Chief Financial
Officer and Treasurer

S-1