Form 10-K
period 2018-12-27
MARCUS CORP
filed 2019-03-12
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 1-12604

THE MARCUS CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-1139844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 East Wisconsin Avenue, Suite 1900 Milwaukee, Wisconsin	53202-4125
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 905-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common stock, $1.00 par value	Name of Each Exchange on Which Registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common equity held by non-affiliates as of June 28, 2018 was approximately $637,447,655. This value includes all shares of the registrant’s common stock, except for treasury shares and shares beneficially owned by the registrant’s directors and executive officers listed in Part I below.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding at February 28, 2019 – 22,706,062

Class B common stock outstanding at February 28, 2019 – 8,135,872

Portions of the registrant’s definitive Proxy Statement for its 2019 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year, will be incorporated by reference into Part III to the extent indicated therein upon such filing.

PART I

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K and the accompanying annual report to shareholders, particularly in the Shareholders’ Letter and Management’s Discussion and Analysis, are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995, including the expectation that the Movie Tavern acquisition will be accretive to earnings, earnings per share and cash flows in the first 12 months following the closing of the transaction. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division, as well as other industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (2) the effects of adverse economic conditions in our markets, particularly with respect to our hotels and resorts division; (3) the effects on our occupancy and room rates of the relative industry supply of available rooms at comparable lodging facilities in our markets; (4) the effects of competitive conditions in our markets; (5) our ability to achieve expected benefits and performance from our strategic initiatives and acquisitions; (6) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, impairment losses, and preopening and start-up costs due to the capital intensive nature of our businesses; (7) the effects of weather conditions, particularly during the winter in the Midwest and in our other markets; (8) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; (9) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States or other incidents of violence in public venues such as hotels and movie theatres; (10) a disruption in our business and reputational and economic risks associated with civil securities claims brought by shareholders; and (11) our ability to timely and successfully integrate the Movie Tavern operations into our own circuit. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-K and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.	Business.

General

We are engaged primarily in two business segments: movie theatres and hotels and resorts.

As of December 27, 2018, our theatre operations included 68 movie theatres with 889 screens throughout Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota and Ohio, including one movie theatre with 6 screens in Wisconsin owned by a third party and managed by us. Following the completion of our acquisition of 22 Movie Tavern branded dine-in movie theatres (the “Movie Tavern Business”) on February 1, 2019 and the recent addition of one new screen at an existing theatre, we currently own or operate a total of 1,098 screens at 90 locations in 17 states. We also operate a family entertainment center, Funset Boulevard, that is adjacent to one of our theatres in Appleton, Wisconsin, and own the Ronnie’s Plaza retail outlet in St. Louis, Missouri, an 84,000 square foot retail center featuring 21 shops and other businesses to which we lease retail space. As of the date of this Annual Report, we are the 4th largest theatre circuit in the United States.

As of December 27, 2018, our hotels and resorts operations included eight wholly-owned or majority-owned and operated hotels and resorts in Wisconsin, Illinois, Nebraska and Oklahoma. We also managed 13 hotels, resorts and other properties for third parties in Wisconsin, California, Minnesota, Nevada, Nebraska, North Carolina and Texas. As of December 27, 2018, we owned or managed approximately 5,300 hotel and resort rooms.

Both of these business segments are discussed in detail below. For information regarding the revenues, operating income or loss, assets and certain other financial information of these segments for the last three full fiscal years, please see our Consolidated Financial Statements and the accompanying Note 12 in Part II below.

Strategic Plans

Please see our discussion under “Current Plans” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Theatre Operations

At the end of fiscal 2018, we owned or operated 68 movie theatre locations with a total of 889 screens in Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota and Ohio. We averaged 13.1 screens per location at the end of fiscal 2018, compared to 13.0 screens per location at the end of fiscal 2017, compared to 13.0 screens at the end of fiscal 2016. Included in the fiscal 2018 total is one theatre with six screens that we manage for a third party and included in the fiscal 2017 and fiscal 2016 totals are two theatres with 11 screens that we manage for third parties. Our 67 company-owned facilities include 47 megaplex theatres (12 or more screens), representing approximately 80% of our total screens, 19 multiplex theatres (two to 11 screens) and one single-screen theatre. At the end of fiscal 2018, we operated 860 first-run screens, 6 of which we operated under management contracts, and 29 budget-oriented screens.

We invested over $320 million, excluding acquisitions, to further enhance the movie-going experience and amenities in new and existing theatres over the last five and one-half calendar years, with more investments planned for fiscal 2019. These investments include:

New theatres. During the fourth quarter of 2016, we opened two additional screens in Sun Prairie, Wisconsin at the Marcus Palace Cinema. In April 2017, we opened our new 10-screen Southbridge Crossing Cinema in Shakopee, Minnesota. This state-of-the-art theatre includes DreamLoungerSM recliner seating in all auditoriums, two UltraScreen DLX® auditoriums, as well as a Take FiveSM Lounge and Zaffiro’s® Express outlet. In June 2017, we opened our first stand-alone all in-theatre dining location, branded BistroPlex® located in Greendale, Wisconsin. This new theatre features eight in-theatre dining auditoriums with DreamLounger recliners, including two SuperScreen DLX® auditoriums, plus a separate full-service Take Five Lounge. In 2018, we began construction on a new food and beverage focused theatre in Brookfield, Wisconsin. We are currently evaluating the appropriate name and the amenities to be included in this new theatre, which is scheduled to open during our fiscal 2019 fourth quarter. In addition, we are actively seeking additional sites for potential new theatre locations in both new and existing markets.

Theatre acquisitions. In addition to building new theatres, we believe acquisitions of existing theatres or theatre circuits is also a viable growth strategy for us. In April 2016, we purchased a closed 16-screen theatre in Country Club Hills, Illinois, building on our strong presence in the Chicago southern suburbs. We opened the newly renovated theatre early in the fourth quarter of fiscal 2016. In December 2016, we acquired the assets of Wehrenberg Theatres® (which we refer to as Wehrenberg or Marcus Wehrenberg), a family-owned and operated theatre circuit based in St. Louis, Missouri with 197 screens at 14 locations in Missouri, Iowa, Illinois and Minnesota. At the time, this acquisition increased our total number of screens by 29%. On February 1, 2019, we acquired the assets of Movie Tavern® by Marcus, a New Orleans-based industry leading circuit known for its in-theatre dining concept featuring chef-driven menus, premium quality food and drink and luxury seating. Movie Tavern consists of 208 screens at 22 locations in nine states – Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia. This acquisition increased our total number of screens by an additional 23%. The movie theatre industry is very fragmented, with approximately 50% of United States screens owned by the three largest theatre circuits and the other 50% owned by an estimated 800 smaller operators, making it very difficult to predict when acquisition opportunities may arise. We do not believe that we are geographically constrained, and we believe that we may be able to add value to certain theatres through our various proprietary amenities and operating expertise.

DreamLounger recliner additions. These luxurious, state-of-the-art recliners allow guests to go from upright to a full-recline position in seconds. These seat changes require full auditorium remodels to accommodate the necessary 84 inches of legroom, resulting in the loss of approximately 50% of the existing traditional seats in an average auditorium. To date, the addition of DreamLoungers has increased attendance at each of our applicable theatres, outperforming nearby competitive theatres and growing the overall market attendance in most cases. We added DreamLounger recliner seats to seven theatres during fiscal 2018 (including three Marcus Wehrenberg theatres). As a result, as of December 27, 2018, we offered all DreamLounger recliner seating in 45 theatres, representing approximately 70% of our company-owned, first-run theatres. Including our premium, large format (PLF) auditoriums with recliner seating, as of December 27, 2018, we offered our DreamLounger recliner seating in approximately 75% of our company-owned, first-run screens, a percentage we believe to be the highest among the largest theatre chains in the nation. We are currently evaluating opportunities to add our DreamLounger premium seating to two additional theatres during the second half of fiscal 2019, including one Marcus Wehrenberg theatre. Currently, 12 of the 22 recently-acquired Movie Tavern theatres have recliner seating, with three additional theatres expected to be converted by the end of the first quarter of fiscal 2019. We have identified at least three additional Movie Tavern locations that we will consider converting to DreamLounger recliner seating during the second half of fiscal 2019. As a result, by the end of fiscal 2019, our percentage of total company-owned, first-run screens with DreamLounger recliner seating may be approximately 80%, including Movie Tavern theatres.

UltraScreen DLX and SuperScreen DLX (DreamLounger eXperience) conversions. We introduced one of the first PLF presentations to the industry when we rolled out our proprietary UltraScreen® concept approximately 20 years ago. We later introduced our UltraScreen DLX concept by combining our premium, large-format presentation with DreamLounger recliner seating and Dolby® Atmos™ immersive sound to elevate the movie-going experience for our guests. More recently, we began including heated DreamLounger recliner seating in our DLX auditoriums. During fiscal 2018, we converted one existing screen into an UltraScreen DLX auditorium and eight existing screens to SuperScreen DLX auditoriums at seven existing theatres (including four Marcus Wehrenberg screens). Most of our PLF screens now include the added feature of heated DreamLounger recliner seats. As of December 27, 2018, we had 29 UltraScreen DLX auditoriums, one traditional UltraScreen auditorium and 51 SuperScreen DLX auditoriums (a slightly smaller screen than an UltraScreen but with the same DreamLounger seating and Dolby Atmos sound) at 46 of our theatre locations. Three of our Marcus Wehrenberg theatres feature IMAX® PLF screens. As of December 27, 2018, we offered at least one PLF screen in approximately 72% of our first-run, company-owned theatres – once again a percentage we believe to be the highest percentage among the largest theatre chains in the nation. Our PLF screens generally have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens, and we charge a premium price to our guests for this experience. During the first quarter of fiscal 2019, we completed the addition of a new UltraScreen DLX auditorium to a Marcus Wehrenberg theatre, and we are currently evaluating opportunities to convert 20 or more existing screens at 14 Movie Tavern theatres to UltraScreen DLX and SuperScreen DLX auditoriums during fiscal 2019. In addition, we expect that our new theatre currently under construction in Brookfield, Wisconsin will include one PLF auditorium.

Signature cocktail and dining concepts. We have continued to further enhance our food and beverage offerings within our existing theatres. We believe our 50-plus years of food and beverage experience in the hotel and restaurant businesses provides us with a unique advantage and expertise that we can leverage to further grow revenues in our theatres. The concepts we are expanding include:

•	Take Five Lounge and Take Five Express – these full-service bars offer an inviting atmosphere and a chef-inspired dining menu, along with a complete selection of cocktails, locally-brewed beers and wines. We opened one new Take Five Lounge outlet in fiscal 2018. As of December 27, 2018, we offered bars at 27 theatres, representing approximately 42% of our company-owned, first-run theatres. We are currently evaluating opportunities to add bar service to at least one additional theatre during fiscal 2019. In addition, all 22 Movie Tavern theatres have bars. As a result, including Movie Tavern, we now offer bar service in nearly 60% of our company-owned, first-run theatres.

•	Zaffiro’s Express – these outlets offer lobby dining that includes appetizers, sandwiches, salads, desserts and our signature Zaffiro’s THINCREDIBLE® handmade thin-crust pizza. In select locations without a Take Five Lounge outlet, we offer beer and wine at the Zaffiro’s Express outlet. We opened two new Zaffiro’s Express outlets during fiscal 2018, increasing our number of theatres with this concept to 28 as of December 27, 2018, representing approximately 44% of our company-owned, first-run theatres. We also operate three Zaffiro’s Pizzeria and Bar full-service restaurants. We expect that our new Brookfield, Wisconsin theatre currently under construction will include a Zaffiro’s Express.

•	Reel Sizzle® – this signature dining concept serves menu items inspired by classic Hollywood and the iconic diners of the 1950s. We offer Americana fare like burgers and chicken sandwiches prepared on a griddle behind the counter, along with chicken tenders, crinkle-cut fries, ice cream and signature shakes. As of December 27, 2018, we operated seven Reel Sizzle outlets, and we are evaluating an opportunity to add one Reel Sizzle outlet to an existing theatre during fiscal 2019. We expect that our new Brookfield, Wisconsin theatre currently under construction will include a Reel Sizzle.

•	Other in-lobby dining – We also operate one Hollywood Café at an existing theatre, and four of the Marcus Wehrenberg theatres offer in-lobby dining concepts, operating under names such as Fred’s Drive-In or Five Star. In addition, we are currently testing additional in-lobby food options, including a Mexican food concept at two theatres, and we are considering expanding these new concepts during fiscal 2019. Including these additional concepts, as of December 27, 2018, we offered one or more in-lobby dining concepts in 40 theatres, representing approximately 63% of our company-owned, first-run theatres.

•	In-theatre dining – As of December 27, 2018, we offered full-service, in-theatre dining with a complete menu of drinks and chef-prepared salads, sandwiches, entrées and desserts at nine theatres and a total of 32 auditoriums, operating under the names Big Screen BistroSM, Big Screen Bistro ExpressSM and BistroPlex, representing approximately 14% of our company-owned, first-run theatres. With the addition of Movie Tavern, which consists entirely of in-theatre dining auditoriums, we now offer in-theatre dining in 31 theatres and 240 auditoriums, representing approximately 36% of our company-owned, first-run theatres.

We offer a “$5 Tuesday” promotion at every theatre in our circuit that includes a free complimentary-size popcorn to our loyalty program members. We have seen our Tuesday attendance increase dramatically since the introduction of the $5 Tuesday promotion. We believe this promotion has increased movie going frequency and reached a customer who may have stopped going to the movies because of price, creating another “weekend” day for us without adversely impacting the movie-going habits of our regular weekend customers. We introduced our $5 Tuesday promotion with the free popcorn for loyalty members at our Marcus Wehrenberg theatres immediately upon acquisition in December 2016 and did the same thing in February 2019 with our newly acquired Movie Tavern theatres. We experienced an increase in Tuesday performance at the Marcus Wehrenberg theatres and expect a similar response from customers at our Movie Tavern theaters. We also offer a “$6 Student Thursday” promotion at 36 Marcus and Marcus Wehrenberg locations that has been well received by that particular customer segment. We also introduced this promotion at 12 Movie Tavern locations late in our fiscal 2019 first quarter. In addition, we offer a $6 “Young-at-Heart” program for seniors on Friday afternoons that has also been introduced to our Movie Tavern locations during our fiscal 2019 first quarter.

We offer what we believe to be a best-in-class customer loyalty program called Magical Movie RewardsSM. We currently have approximately 3.1 million members enrolled in the program. Approximately 47% of all transactions in our theatres during fiscal 2018 were completed by registered members of the loyalty program. The program allows members to earn points for each dollar spent and access special offers available only to members. The rewards are redeemable at the box office, concession stand or at the many Marcus Theatres® food and beverage venues. In addition, we have partnered with Movio, a global leader in data analysis for the cinema industry, to allow more targeted communication with our loyalty members. The software provides us with insight into customer preferences, attendance habits and general demographics, which we believe will help us deliver customized communication to our members. In turn, members of this program can enjoy and plan for a more personalized movie-going experience. The program also gives us the ability to cost effectively promote non-traditional programming and special events, particularly during non-peak time periods. We believe that this will result in increased movie-going frequency, more frequent visits to the concession stand, increased loyalty to Marcus Theatres and ultimately, improved operating results. The acquired Wehrenberg theatres offered a loyalty program to their customers that had approximately 200,000 members. We converted these members to our Magical Movie Rewards program during fiscal 2017. The recently acquired Movie Tavern theatres did not offer a loyalty program to their customers. Our current plan is to introduce our Magical Movie Rewards program to these theatres during the second quarter of fiscal 2019 after all necessary technology requirements are completed.

We have enhanced, and expect to further enhance during fiscal 2019, our mobile ticketing capabilities, our downloadable Marcus Theatres mobile application, and our marcustheatres.com website. We will continue to install additional theatre-level technology, such as new ticketing kiosks, digital menu boards and concession advertising monitors. Each of these enhancements is designed to improve customer interactions, both at the theatre and through mobile platforms and other electronic devices.

The addition of digital technology throughout our circuit (we offer digital cinema projection on 100% of our first-run screens) has provided us with additional opportunities to obtain non-motion picture programming from other new and existing content providers, including live and pre-recorded performances of the Metropolitan Opera, as well as sports, music and other events, at many of our locations. We offer weekday and weekend alternate programming at many of our theatres across our circuit. The special programming includes classic movies, live performances, comedy shows and children’s performances. We believe this type of programming is more impactful when presented on the big screen and provides an opportunity to continue to expand our audience base beyond traditional moviegoers.

Revenues for the theatre business, and the motion picture industry in general, are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. Consistent with prior periods in which blockbusters accounted for a significant portion of our total admission revenues, our top 15 performing films accounted for 41% of our fiscal 2018 and fiscal 2017 total admission revenues. The following five fiscal 2018 films accounted for nearly 23% of our total admission revenues for our circuit: Black Panther, Avengers: Infinity War, Incredibles 2, Jurassic World: Fallen Kingdom and Deadpool 2.

We obtain our films from several national motion picture production and distribution companies, and we are not dependent on any single motion picture supplier. Our booking, advertising, concession purchases and promotional activities are handled centrally by our administrative staff.

We strive to provide our movie patrons with high-quality picture and sound presentation in clean, comfortable, attractive and contemporary theatre environments. All of our movie theatre complexes feature digital cinema technology; either digital sound, Dolby or other stereo sound systems; acoustical ceilings; side wall insulation; engineered drapery folds to eliminate sound imbalance, reverberation and distortion; tiled floors; cup-holder chair-arms; and computer-controlled heating, air conditioning and ventilation. We offer stadium seating, a tiered seating system that permits unobstructed viewing, at substantially all of our first-run screens. Computerized box offices permit all of our movie theatres to sell tickets in advance and all of our recliner seating auditoriums offer reserved seating. Our theatres are accessible to persons with disabilities and provide wireless headphones for hearing-impaired moviegoers. Other amenities at certain theatres include touch-screen, computerized, self-service ticket kiosks, which simplify advance ticket purchases. We have an agreement to allow moviegoers to buy tickets on Fandango, the largest online ticket-seller. We have enhanced our web site and our mobile ticketing capabilities and added the Magical Movie Rewards loyalty program to our downloadable Marcus Theatres mobile application.

We have a master license agreement with a subsidiary of Cinedigm Digital Cinema Corp. to deploy digital cinema systems in the majority of our company-owned theatre locations. Under the terms of the agreement, Cinedigm’s subsidiary purchased the digital projection systems and licensed them to us under a long-term arrangement. The costs to deploy this new technology are being covered primarily through the payment of virtual print fees from studios to our selected implementation company, Cinedigm. Our goals from digital cinema included delivering an improved film presentation to our guests, increasing scheduling flexibility, providing a platform for additional 3D presentations as needed, as well as maximizing the opportunities for alternate programming that may be available with this technology. As of December 27, 2018, we had the ability to offer digital 3D presentations in 271, or approximately 32%, of our first-run screens, including the vast majority of our UltraScreens. Including the Movie Tavern theatres added during the first quarter of fiscal 2019, we currently offer digital 3D presentations in 386, or approximately 36%, of our first-run screens. We have the ability to increase the number of digital 3D capable screens we offer to our guests in the future as needed, based on the number of digital 3D films anticipated to be released during future periods and our customers’ response to these 3D releases.

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

Hotels and Resorts Operations

Owned and Operated Hotels and Resorts

The Pfister® Hotel

We own and operate The Pfister Hotel, which is located in downtown Milwaukee, Wisconsin. The Pfister Hotel is a full-service luxury hotel and has 307 guest rooms (including 71 luxury suites), the exclusive Pfister VIP Club Lounge, two restaurants, three cocktail lounges, a high-tech executive boardroom and a 275-car parking ramp. The Pfister also has 25,000 square feet of banquet and convention facilities. The Pfister’s banquet and meeting rooms accommodate up to 3,000 people, and the hotel features two large ballrooms, including one of the largest ballrooms in the Milwaukee metropolitan area, with banquet seating for 900 people. A portion of The Pfister’s first-floor space is leased for retail use. In fiscal 2018, we celebrated The Pfister’s 125th anniversary. In January 2019, The Pfister Hotel earned its 43rd consecutive AAA Four Diamond Award from the American Automobile Association, which represents every year the award has been in existence. In October 2018, The Pfister was recognized as a top hotel in the Midwest in Condé Nast Traveler’s Readers’ Choice Awards. The Pfister Hotel was also named among the top five Best Hotels in Wisconsin and the number one downtown Milwaukee hotel by U.S. News & World Report for 2018. In May 2018, TripAdvisor awarded The Pfister the TripAdvisor® 2018 Certificate of Excellence. The Pfister is a member of Preferred Hotels and Resorts, an organization of independent luxury hotels and resorts, and Historic Hotels of America. The Pfister has a signature restaurant named the Mason Street Grill, as well as a state-of-the-art WELL Spa® + Salon.

The Hilton Milwaukee City Center

We own and operate the 729-room Hilton Milwaukee City Center. Several aspects of Hilton’s franchise program have benefited this hotel, including Hilton’s international centralized reservation and marketing system, advertising cooperatives and frequent stay programs. The hotel has two cocktail lounges, three restaurants, including our first Miller Time® Pub & Grill, and an 870-car parking ramp. Directly connected to the Wisconsin Center convention facility by skywalk, the hotel offers more than 30,000 square feet of meeting and event spaces with state-of-the-art technologies. In January 2019, the Hilton Milwaukee City Center earned its eighth consecutive AAA Four Diamond Award from the American Automobile Association. The Hilton Milwaukee City Center was also named among the top four downtown Milwaukee hotels by U.S. News & World Report for 2018. In May 2018, TripAdvisor awarded Hilton Milwaukee City Center the TripAdvisor® 2018 Certificate of Excellence.

Hilton Madison at Monona Terrace

We own and operate the 240-room Hilton Madison at Monona Terrace in Madison, Wisconsin. The Hilton Madison, which also benefits from the aspects of Hilton’s franchise program noted above, is connected by skywalk to the Monona Terrace Community and Convention Center, has four meeting rooms totaling 2,400 square feet, an indoor swimming pool, a fitness center, a lounge and a restaurant. In May 2018, TripAdvisor awarded Hilton Madison at Monona Terrace the TripAdvisor® 2018 Certificate of Excellence. This hotel is currently undergoing a complete renovation, including common areas and guestrooms, which we anticipate completing in the first half of fiscal 2019.

The Grand Geneva® Resort & Spa

We own and operate the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin. This full-facility destination resort is located on 1,300 acres and includes 355 guest rooms, 29 new all-season villas, the exclusive Geneva Club Lounge, over 60,000 square feet of banquet, meeting and exhibit space, over 13,000 square feet of ballroom space, three specialty restaurants, two cocktail lounges, two championship golf courses, a ski hill, indoor and outdoor tennis courts, three swimming pools, a spa and fitness complex, horse stables and an on-site airport. In January 2019, the Grand Geneva Resort & Spa earned its 21st consecutive AAA Four Diamond Award from the American Automobile Association. In October 2018, the Grand Geneva Resort & Spa was recognized as a top resort in the Midwest in Condé Nast Traveler’s Readers’ Choice Awards. Geneva Grand Resort & Spa was also named among the top five Best Hotels in Wisconsin by U.S. News & World Report for 2018. In May 2018, TripAdvisor awarded the Grand Geneva Resort & Spa the TripAdvisor® 2018 Certificate of Excellence.

Skirvin Hilton

We are the principal equity partner and operator of The Skirvin Hilton hotel in Oklahoma City, Oklahoma, the oldest hotel in Oklahoma. This historic hotel has 225 rooms, including 20 one-bedroom suites and one Presidential Suite. The Skirvin Hilton benefits from the aspects of Hilton’s franchise program noted above and has a restaurant, lounge, fitness center, indoor swimming pool, business center and approximately 18,500 square feet of meeting space. In January 2019, The Skirvin Hilton earned its 12th consecutive AAA Four Diamond Award from the American Automobile Association. In fiscal 2016, fiscal 2017 and fiscal 2018, The Skirvin Hilton earned recognition as the Best Hotel in Oklahoma City by U.S. News & World Report. In May 2018, TripAdvisor awarded The Skirvin Hilton the TripAdvisor® 2018 Certificate of Excellence. In September 2016, we completed a $4.3 million renovation project at The Skirvin Hilton Hotel, which included renovations of all guestrooms and public spaces. Our equity interest in this hotel was 60% as of December 27, 2018.

AC Hotel Chicago Downtown

Pursuant to a long-term lease, we operate the AC Hotel Chicago Downtown, a 226-room hotel in Chicago, Illinois. Located in the heart of Chicago’s shopping, dining and entertainment district, the AC Hotel by Marriott lifestyle brand targets the millennial traveler searching for a design-led hotel in a vibrant location with high-quality service. The AC Hotel Chicago Downtown features urban, simplistic and clean designs with European aesthetics and elegance, the latest technology and communal function spaces. Amenities include the AC Lounge, a bar area with cocktails, craft beers, wine and tapas, the AC Kitchen, serving a European-inspired breakfast menu, and the AC Library, a collaborative space with communal tables and self-service business center located just off the main lobby. The AC Hotel Chicago Downtown also features an indoor swimming pool, fitness room, 3,000 square feet of meeting space and an on-site parking facility. In May 2018, TripAdvisor awarded the AC Hotel Chicago Downtown the TripAdvisor® 2018 Certificate of Excellence. Our new SafeHouse® Chicago is in space leased from this hotel and the hotel has additional space leased and available to be leased to area restaurants.

The Lincoln Marriott Cornhusker Hotel

We own and operate The Lincoln Marriott Cornhusker Hotel in downtown Lincoln, Nebraska. The Lincoln Marriott Cornhusker Hotel is a 300-room, full-service hotel with 45,600 square feet of meeting space and a Miller Time Pub & Grill. The Cornhusker Office Plaza is a seven-story building with a total of 85,592 square feet of net leasable office space. The office building is connected to the hotel by a three-story atrium that is used for local events and exhibits. In May 2018, TripAdvisor awarded The Lincoln Marriott Cornhusker Hotel the TripAdvisor® 2018 Certificate of Excellence.

Saint Kate-The Arts Hotel

In January 2018, we announced plans to convert one of our owned hotels, the InterContinental Milwaukee hotel, into an independent arts hotel by mid-2019. The hotel closed for renovation in early January 2019 and is scheduled to reopen in June 2019 as Saint Kate-The Arts Hotel. Located in the heart of Milwaukee’s theatre and entertainment district, the 219-room hotel will feature art-inspired guestrooms, 13,000 square feet of flexible meeting space, 11 event rooms and three restaurants, as well as bars and lounges. Design plans include a theatre that will feature plays, lectures, classes and musical and dance performances; world-class gallery space; a working Artist-in-Residence studio that will give guests a window into the creative process; and event spaces to host rotating exhibitions, screenings, workshops and more.

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

In January 2018, we assumed management of the newly-opened Murieta Inn and Spa in Rancho Murieta, California. Found within the development containing the renowned Murieta Equestrian Center, the largest equestrian facility in California, the 83-room hotel features The Gate, a one-of-a-kind restaurant and bar that offers fresh, seasonal menus using ingredients from the hotel’s five-acre farm and state-of-the-art greenhouse. In addition to a remarkable “farm-to-fork” experience, guests can also enjoy wine from the burgeoning foothills’ wine country. The hotel has an inviting resort-style pool and lavish hot tub adjacent to a private one-acre park overlooking the Cosumnes River. Guests can also relax at The Cupola, a luxury salon and day spa. The Murieta Inn and Spa also offers up to 15,000 square feet of indoor and outdoor meeting and event space, with advanced technologies such as Fiber Speed WiFi and Staycast capabilities and a dedicated coordinator assigned to every event.

In April 2018, we assumed management of the DoubleTree by Hilton Hotel El Paso Downtown in El Paso, Texas. Situated in El Paso’s Museum District, near the city’s prominent convention and performing arts center, the 200-room DoubleTree by Hilton Hotel El Paso Downtown features a rooftop pool and sun deck, along with 8,500 square feet of meeting space.

In August 2018, we assumed management of the newly constructed Courtyard by Marriott El Paso Downtown/Convention Center. The Courtyard by Marriott El Paso Downtown/Convention Center has 151 guest rooms, two meeting rooms and an outdoor terrace-top pool.

We manage the Crowne Plaza-Northstar Hotel in Minneapolis, Minnesota. The Crowne Plaza-Northstar Hotel is located in downtown Minneapolis and has 222 guest rooms, 12 meeting rooms, 10,000 square feet of meeting space, an outdoor Skygarden for group events, a restaurant, a cocktail lounge and an exercise facility.

We manage The Garland hotel in North Hollywood, California. The Garland hotel has 255 recently renovated guest rooms, including 12 suites, meeting space for up to 600, including an amphitheater and ballroom, an outdoor swimming pool and lighted tennis courts. The mission-style hotel is located on seven acres near Universal Studios. In May 2018, TripAdvisor awarded The Garland the TripAdvisor® 2018 Certificate of Excellence. In October 2018, The Garland was recognized as a top hotel in Los Angeles in Condé Nast Traveler’s Readers’ Choice Awards.

We also provide hospitality management services, including check-in, housekeeping and maintenance, for a vacation ownership development adjacent to the Grand Geneva Resort & Spa owned by Orange Lake Resort & Country Club of Orlando, Florida. The development includes 68 two-room timeshare units (136 rooms) and a timeshare sales center.

We manage the Hilton Garden Inn Houston NW/Chateau in Houston, Texas. The Hilton Garden Inn Houston NW/Chateau has 171 guest rooms, a ballroom, a restaurant, a fitness center, a convenience mart and a swimming pool. The hotel is a part of Chateau Court, a 13-acre, European-style mixed-use development that also includes retail space and an office village. In May 2018, TripAdvisor awarded Hilton Garden Inn Houston NW/Chateau the TripAdvisor® 2018 Certificate of Excellence.

We manage the Hilton Minneapolis/Bloomington in Bloomington, Minnesota. This “business class” hotel offers 257 rooms, an indoor swimming pool, a club level, a fitness center, a business center and 9,217 square feet of meeting space. We completed a $2 million renovation of the Hilton Minneapolis/Bloomington in April 2016. This included renovations of the lobby area and entrance, food and beverage outlets, meeting spaces and the HHonors Executive Lounge. In May 2018, TripAdvisor awarded Hilton Minneapolis/Bloomington the TripAdvisor® 2018 Certificate of Excellence.

We manage the Heidel House Resort & Spa in Green Lake, Wisconsin. The resort features 190 full-service rooms and is located on 20 wooded acres on the shore of Green Lake, near Ripon, Wisconsin. The resort has an award-winning spa, three restaurants, two lounges, an ice cream parlor, a 380-guest ballroom, an outdoor space for weddings, indoor and outdoor pools, a beach, a boat rental area, hiking and biking trails, as well as a yacht available for daily excursions. On March 1, 2019, the owners of this resort announced that they intend to close this property permanently on May 20, 2019.

We manage and own a 10% minority equity interest in the Omaha Marriott Downtown at The Capitol District hotel. The 333-room, 12-story full service hotel serves as an anchor for the Capitol District, an upscale urban destination dining and entertainment community in downtown Omaha, Nebraska. The development also includes 218 luxury residential apartments, office space, a parking garage and retail space for restaurants, shops and entertainment. It also features a plaza for events and concerts.

We manage the Sheraton Chapel Hill Hotel in Chapel Hill, North Carolina. The Sheraton Chapel Hill Hotel is located in the Triangle region of North Carolina and features 168 guestrooms and suites, 16,000 square feet of flexible meeting space, an on-site restaurant, fitness center, seasonal outdoor pool and sun deck and local shuttle service.

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

We manage the Timber Ridge Lodge, an indoor/outdoor water park and condominium complex in Lake Geneva, Wisconsin. The Timber Ridge Lodge is a 225-unit condominium hotel on the same campus as the Grand Geneva Resort & Spa. The Timber Ridge Lodge has meeting rooms totaling 3,640 square feet, a general store, a restaurant-cafe, a snack bar and lounge, a state-of-the-art fitness center and an entertainment arcade. In May 2018, TripAdvisor awarded the Timber Ridge Lodge the TripAdvisor® 2018 Certificate of Excellence.

We manage the Platinum Hotel & Spa, a condominium hotel in Las Vegas, Nevada just off the Las Vegas Strip, and own the hotel’s public space. The Platinum Hotel & Spa has 255 one and two-bedroom suites. This non-gaming, non-smoking hotel also has an on-site restaurant, lounge, spa/salon and 14,897 square feet of meeting space, including 6,336 square feet of outdoor space. In May 2018, TripAdvisor awarded the Platinum Hotel & Spa the TripAdvisor® 2018 Certificate of Excellence. We own 16 previously unsold condominium units at the Platinum Hotel & Spa.

We own a 0.49% minority interest in The Hotel Zamora and Castile Restaurant in St. Pete Beach, Florida. We have agreed to sell the remaining interest during the next several years.

We own the SafeHouse in Milwaukee, Wisconsin. The SafeHouse is an iconic, spy-themed restaurant and bar that has operated in Milwaukee for over 50 years. We completed a significant renovation of the SafeHouse in 2016. We opened a new SafeHouse location in Chicago, Illinois in March 2017 and also opened the EscapeHouse Chicago, a complimentary business capitalizing on the popularity of team escape games.

Our Wisconsin Hospitality Linen Service (WHLS) business unit provides commercial laundry services for our hotel and resort properties in Wisconsin and for other unaffiliated hotels in the Midwest. WHLS currently processes nearly 14 million pounds of linen each year, and a 2016 expansion will enable WHLS to continue to grow that amount. WHLS has been a leader in commercial laundry services for the hospitality industry in the Midwest for over 20 years.

In 2018, TripAdvisor® awarded eight of our restaurants and lounges its Certificate of Excellence. These included: the Blu Bar & Lounge, Café at the Pfister, Geneva ChopHouse®, Mason Street Grill, Miller Time Pub & Grill Lincoln, Milwaukee ChopHouse®, SafeHouse Chicago and The Front Yard. Five of our restaurants and lounges earned the 2018 Wine Spectator Award of Excellence, including Geneva ChopHouse and Bloomington ChopHouse, which received the award for the first time; Mason Street Grill, which is celebrating its sixth award; Milwaukee Chophouse, which is receiving the award for its eighth year; and Grey Rock Restaurant, located at the Heidel House Resort and Spa, which has earned the award for 16 years.

In 2017, we were awarded the Service Excellence Award by Governor Scott Walker at the Wisconsin Governor’s Conference on Tourism. The Service Excellence Award honors a Wisconsin business that has achieved significant success and growth by providing exceptional service to its customers and a strong, charitable involvement in its community. Marcus Hotels & Resorts® received the award for its ongoing commitment to supporting Wisconsin charities and tourism-driven amenities.

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

Seasonality

Our first fiscal quarter typically produces the weakest operating results in our hotels and resorts division due primarily to the effects of reduced travel during the winter months. Our second and third fiscal quarters often produce our strongest operating results because these periods coincide with the typical summer seasonality of the movie theatre industry and the summer strength of the lodging business. Due to the fact that the week between Christmas and New Year’s Eve is historically one of the strongest weeks of the year for our theatre division, the specific timing of the last Thursday in December has an impact on the results of our fiscal first and fourth quarters in that division, particularly when we have a 53-week year.

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

Employees

As of December 27, 2018, we had approximately 8,000 employees, approximately 62% of whom were employed on a variable or part-time basis. A number of our (1) hotel employees at the Crowne Plaza Northstar in Minneapolis, Minnesota are covered by a collective bargaining agreement that expires on April 30, 2019; (2) operating engineers at The Pfister Hotel and the Hilton Milwaukee City Center are covered by collective bargaining agreements that expire on April 30, 2020 and December 31, 2019, respectively; (3) hotel employees at the Hilton Milwaukee City Center and The Pfister Hotel are covered by a collective bargaining agreement that expires on March 15, 2019; and (4) painters in the Hilton Milwaukee City Center and The Pfister Hotel are covered by a collective bargaining agreement that expires on May 31, 2022.

As of the end of fiscal 2018, approximately 7% of our employees were covered by a collective bargaining agreement, of which approximately 96% were covered by an agreement that will expire within one year.

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

There also can be no assurance that we will be able to generate sufficient cash flow to realize anticipated benefits from any strategic acquisitions that we may enter into, including our recent acquisition of the Movie Tavern Business. Although we have a history of successfully integrating acquisitions into our existing theatre and hotels and resorts businesses, any acquisition may involve operating risks, such as (1) the difficulty of assimilating and integrating the acquired operations and personnel into our current business; (2) the potential disruption of our ongoing business; (3) the diversion of management’s attention and other resources; (4) the possible inability of management to maintain uniform standards, controls, policies and procedures; (5) the risks of entering markets in which we have little or no expertise; (6) the potential impairment of relationships with employees; (7) the possibility that any liabilities we may incur or assume may prove to be more burdensome than anticipated; and (8) the possibility the acquired property or properties do not perform as expected.

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

We Rely on our Information Systems to Conduct our Business, and Any Failure to Protect Our Information Systems and Other Confidential Information Against Cyber Attacks or Other Information Security Breaches or Any Failure or Interruption to the Availability of Our Information Systems Could Have a Material Adverse Effect on Our Business.

The operation of our business depends on the efficient and uninterrupted operation of our information technology systems. Our information technology systems may become unavailable or may fail to perform as anticipated, for any reason, including cyber attacks, loss of power, or human error. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber attacks. Any significant interruption in or failure of our information systems or any breach of our information systems or other confidential information could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, expose us to litigation, increase our costs or cause losses. As cyber and other information security threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities.

Recalls of Food Products and Associated Costs Could Adversely Affect our Reputation and Financial Condition.

We may be found liable if the consumption of any of the food products we sell in our theatres or hotels causes illness or injury. We are also subject to recall by product manufacturers or if the food products become contaminated. Recalls could result in losses due to the cost of the recall, the destruction of the product and lost sales due to the unavailability of the product for a period of time.

We are Subject to Substantial Government Regulation, Which Could Entail Significant Cost.

We are subject to various federal, state and local laws, regulations and administrative practices affecting our business, and we must comply with provisions regulating health and sanitation standards, equal employment, environmental, and licensing for the sale of food and alcoholic beverages. Our properties must also comply with Title III of the Americans with Disabilities Act of 1990, or ADA. Compliance with the ADA requires that public accommodations “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines or an award of damages to private litigants or additional capital expenditures to remedy such noncompliance. Changes in existing laws or implementation of new laws, regulations and practices could also have a significant impact on our business. For example, a significant portion of our staff level employees are part time workers who are paid at or near the applicable minimum wage in the relevant jurisdiction. Increases in the minimum wage and implementation of reforms requiring the provision of additional benefits would increase our labor costs.

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

Our Results May be Seasonal, Resulting in Unpredictable and Varied Quarterly Results.

Our first fiscal quarter typically produces the weakest operating results in our hotels and resorts division due primarily to the effects of reduced travel during the winter months. Our second and third fiscal quarters often produce our strongest operating results because these periods coincide with the typical summer seasonality of the movie theatre industry and the summer strength of the lodging business. Due to the fact that the week between Christmas and New Year’s Eve is historically one of the strongest weeks of the year for our theatre division, the specific timing of the last Thursday in December has an impact on the results of our fiscal first and fourth quarters in that division, particularly when we have a 53-week year.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We own the real estate of a substantial portion of our facilities, including, as of December 27, 2018, The Pfister Hotel, the Hilton Milwaukee City Center, the Hilton Madison at Monona Terrace, the Grand Geneva Resort & Spa, Saint Kate-The Arts Hotel, The Lincoln Marriott Cornhusker Hotel, The Skirvin Hilton (majority ownership), and the majority of our theatres. We lease the remainder of our facilities. As of December 27, 2018, we also managed one hotel for a joint venture in which we have a minority interest and 12 hotels, resorts and other properties and one theatre that is owned by a third party. Additionally, we own properties acquired for the future construction and operation of new facilities. All of our properties are suitably maintained and adequately utilized to cover the respective business segment served.

Our owned, leased and managed properties are summarized, as of December 27, 2018, in the following table:

Business Segment	Total Number of Facilities in Operation	Owned(1)	Leased from Unrelated Parties(2)	Managed for Related Parties	Managed for Unrelated Parties(2)
Theatres:
Movie Theatres	68	50	17	0	1
Family Entertainment Center	1	1	0	0	0
Other Properties(3)	1	1	0	0	0
Hotels and Resorts:
Hotels	18	6	1	1	10
Resorts	2	1	0	0	1
Other Properties(4)	3	0	2	0	1
Total	93	59	20	1	13

(1)	Four of the movie theatres are on land leased from unrelated parties. One of the hotels is owned by a joint venture in which we are the principal equity partner (60% as of December 27, 2018).

(2)	The 17 theatres leased from unrelated parties have a total of 207 screens, and the one theatre managed for an unrelated party has a total of six screens. One UltraScreen adjacent to an owned theatre is leased from an unrelated party.

(3)	Includes an 84,000 square foot retail center managed by our theatre division.

(4)	Includes a vacation ownership development adjacent to the Grand Geneva Resort & Spa owned by Orange Lake Resort & Country Club of Orlando, Florida for which we provide hospitality management services and two SafeHouse restaurants located in Milwaukee, Wisconsin and Chicago, Illinois, both of which we lease from an unrelated party and which are managed by our hotels and resorts division.

Certain of the individual properties or facilities identified above are subject to purchase money or construction mortgages or commercial lease financing arrangements, but we do not consider these encumbrances, individually or in the aggregate, to be material.

All of our operating property leases expire on various dates after the end of fiscal 2019 (assuming we exercise all of our renewal and extension options).

All 22 Movie Tavern theatres acquired in February 2019 are leased from unrelated parties.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Each of our executive officers is identified below together with information about each officer’s age, position and employment history for at least the past five years:

Name	Position	Age
Stephen H. Marcus	Chairman of the Board	83
Gregory S. Marcus	President and Chief Executive Officer	54
Thomas F. Kissinger	Senior Executive Vice President, General Counsel and Secretary	58
Douglas A. Neis	Executive Vice President, Chief Financial Officer and Treasurer	60
Rolando B. Rodriguez	Executive Vice President of The Marcus Corporation and Chairman, President, and Chief Executive Officer of Marcus Theatres Corporation	59

Stephen H. Marcus has been our Chairman of the Board since December 1991. He served as our Chief Executive Officer from December 1988 to January 2009 and as our President from December 1988 until January 2008. Mr. Marcus has worked at our company for 57 years.

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

Douglas A. Neis joined our company in February 1986 as Controller of the Marcus Theatres division and in November 1987, he was promoted to Controller of Marcus Restaurants. In July 1991, Mr. Neis was appointed Vice President of Planning and Administration for Marcus Restaurants. In September 1994, Mr. Neis was also named as our Director of Technology and in September 1995 he was elected as our Corporate Controller. In September 1996, Mr. Neis was promoted to Chief Financial Officer and Treasurer. In August 2018, Mr. Neis was promoted to Executive Vice President, Chief Financial Officer and Treasurer.

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

Set forth below is a graph comparing the annual percentage change during our last five full fiscal years and the transition period beginning on May 29, 2015 and ended December 31, 2015 in our cumulative total shareholder return (stock price appreciation on a dividend reinvested basis) of our Common Shares to the cumulative total return of: (1) a composite peer group index selected by us, and (2) companies included in the Russell 2000 Index. The composite peer group index is comprised of the Dow Jones U.S. Hotels Index (weighted 40%) and a theatre index that we selected that includes Regal Entertainment Group and Cinemark Holdings, Inc. (weighted 60%). The results shown reflect the fact that Regal Entertainment Group ceased trading on February 28, 2018.

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

From May 31, 2013 to December 27, 2018

Source: Zacks Investment Research, Inc.

	5/30/13	5/29/14	5/28/15	12/31/15	12/29/16	12/28/17	12/27/18

The Marcus Corporation	$100.00	$128.39	$153.22	$149.51	$253.70	$222.57	$320.68

Composite Peer Group Index(1)	100.00	116.27	149.88	125.55	153.85	180.30	173.16

Russell 2000 Index	100.00	116.15	129.35	118.29	144.13	165.94	144.48

(1) Weighted 40.0% for the Dow Jones U.S. Hotels Index and 60.0% for the Company-selected Theatre Index.

(b)	Market Information

Our Common Stock, $1 par value, is listed and traded on the New York Stock Exchange under the ticker symbol “MCS.” Our Class B Common Stock, $1 par value, is neither listed nor traded on any exchange.

On February 28, 2019, there were 1,198 shareholders of record of our Common Stock and 38 shareholders of record of our Class B Common Stock.

(c)	Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the period indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
September 28 – October 25	–	–	–	2,786,700
October 26 – November 29	–	–	–	2,786,700
November 30 – December 27	–	–	–	2,786,700
Total	–	–	–	2,786,700

(1)	Through December 27, 2018, our Board of Directors had authorized the repurchase of up to 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of December 27, 2018, we had repurchased approximately 8.9 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 6.	Selected Financial Data.

Five-Year Financial Summary

	F2018	F2017(3)	F2016	31 Weeks Ended December 31, 2015(4)	F2015(5)	F2014(6)
Operating Results (in thousands)
Revenues(1)	$707,120	653,552	574,324	341,664	517,832	476,260
Net earnings attributable to The Marcus Corporation	$53,391	64,996	37,902	23,565	23,995	25,001
Common Stock Data(2)
Net earnings per common share	$1.86	2.29	1.36	.84	.87	.92
Cash dividends per common share	$.60	.50	.45	.21	.39	.35
Weighted-average shares outstanding (in thousands)	28,713	28,403	27,957	27,917	27,687	27,150
Book value per share	$17.28	15.98	14.10	13.13	12.48	11.95
Financial Position (in thousands)
Total assets	$989,331	1,017,797	911,266	804,701	805,472	765,001
Long-term debt	$228,863	289,813	271,343	207,376	229,096	232,691
Shareholders’ equity attributable to The Marcus Corporation	$490,009	445,024	390,112	363,352	343,779	326,211
Capital expenditures and acquisitions	$58,660	114,804	147,372	44,452	74,988	56,673
Financial Ratios
Current ratio	.46	.48	.28	.35	.34	.33
Debt/capitalization ratio	.33	.40	.42	.38	.42	.42
Return on average shareholders’ equity	11.4%	15.6%	10.1%	6.7%	7.2%	7.9%

(1)	Beginning in fiscal 2018, we began presenting cost reimbursements from managed properties on a gross basis, resulting in an increase in revenues but no impact on net earnings. We restated our prior year results to conform to the new presentation.
(2)	All per share and shares outstanding data is on a diluted basis. Earnings per share data is calculated on our Common Stock using the two class method.
(3)	Fiscal 2017 net earnings includes a one-time reduction in deferred income taxes of $21,240, or $0.75 per diluted common share, related to the Tax Cuts and Jobs Acts of 2017.
(4)	In October 2015, we changed our fiscal year end from the last Thursday in May to the last Thursday in December. This 31-week period represents the transition period from May 29, 2015 to December 31, 2015.
(5)	Fiscal 2015 refers to the period beginning on May 30, 2014 and ended on May 28, 2015.
(6)	Fiscal 2014 refers to the period beginning on May 31, 2013 and ended on May 29, 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General

We report our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in December. We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Our primary operations are reported in two business segments: theatres, and hotels and resorts.

Fiscal 2016 was a 52-week year, beginning on January 1, 2016 and ending on December 29, 2016. Fiscal 2017 was a 52-week year, beginning on December 30, 2016 and ending on December 28, 2017. Fiscal 2018 was a 52-week year, beginning on December 29, 2017 and ending on December 27, 2018. Fiscal 2019 will be a 52-week year, which began on December 28, 2018 and will end on December 26, 2019.

Our first fiscal quarter typically produces the weakest operating results in our hotels and resorts division due primarily to the effects of reduced travel during the winter months. The quality of film product in any given quarter typically impacts the operating results in our theatre division. Our second and third fiscal quarters generally produce our strongest operating results because these periods coincide with the typical summer seasonality of the movie theatre industry and the summer strength of the lodging business. Due to the fact that the week between Christmas and New Year’s Eve is historically one of the strongest weeks of the year for our theatre division, the specific timing of the last Thursday in December impacts the results of our fiscal first and fourth quarters in that division, particularly when we have a 53-week year.

Implementation of New Accounting Standards

During fiscal 2018, we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU No. 2014-09), a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We selected the modified retrospective method for adoption of ASU No. 2014-09 and its related ASU amendments. Under this method, we recognized the cumulative effect of the changes in retained earnings at the date of adoption and did not restate prior periods.

The adoption of the new standard primarily impacted our accounting for our loyalty programs and internet ticket fee revenue. Adopting this new standard during fiscal 2018 has had the following impact on our financial statements:

•	In accordance with the new guidance, the portion of theatre admission revenues, theatre concession revenues and food and beverage revenues attributable to loyalty points earned by customers will be deferred as a reduction of these revenues until reward redemption. Through December 28, 2017, we recorded the estimated incremental cost of redeeming loyalty points at the time they were earned in advertising and marketing expense. Our adoption of the standard has resulted in an immaterial reduction of theatre admission revenues and a corresponding immaterial increase in theatre concession revenues with an offsetting increase in other long-term liabilities based upon historical customer reward redemption patterns.

•	Prior to the adoption of the new standard, we recorded internet ticket fee revenues net of third-party commission or service fees. In accordance with ASU No. 2014-09, we believe that we are the principal (as opposed to agent) in the arrangement with third-party internet ticketing companies in regards to sale of internet tickets to customers, and therefore, we will now recognize ticket fee revenue based on a gross transaction price. This change has had the effect of increasing other revenues and other operating expense but has had no impact on net earnings or cash flows from operations.

We recorded a one-time cumulative effect reduction to retained earnings, net of income taxes, of approximately $2.6 million during fiscal 2018 related to the adoption of ASU No. 2014-09.

In addition, we adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Benefit Cost, during the first quarter of fiscal 2018. This ASU requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period. We now present other components of the net periodic benefit cost separately in other expense outside of operating income, and we have restated our prior year results to conform to the new presentation. As a result of the adoption of ASU No. 2017-07, we excluded $2.0 million, $1.7 million and $1.5 million, respectively, of other expenses from operating income during fiscal 2018, fiscal 2017 and fiscal 2016.

Finally, beginning in the fiscal 2018 first quarter, we began appropriately presenting cost reimbursements and reimbursed costs on a gross basis and presented two new line items to the consolidated statements of earnings. We previously reported these cost reimbursements and reimbursed costs on a net basis. Reimbursed costs primarily consist of payroll and related expenses at managed properties where we are the employer and may include certain operational and administrative costs as provided for in our contracts with owners. As these costs have no added markup, the revenue and related expense have no impact on operating income or net earnings. The vast majority of our cost reimbursements relate to our hotels and resorts division due to the larger number of management contracts in that division. Cost reimbursements and reimbursed costs, which totaled $30.8 million for fiscal 2017 and $30.5 million for fiscal 2016, have been separately presented in the prior year statements of earnings to correct the prior year presentation. We believe this correction is immaterial to our consolidated financial statements.

Consolidated Financial Comparisons

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the past three fiscal years (in millions, except for per share and percentage change data):

			Change F18 v. F17			Change F17 v. F16
	F2018	F2017	Amt.	Pct.	F2016	Amt.	Pct.
Revenues	$707.1	$653.6	$53.5	8.2%	$574.3	$79.3	13.8%
Operating income	83.2	77.3	5.9	7.6%	71.5	5.8	8.2%
Other income (expense)	(16.6)	(9.2)	(7.4)	-80.5%	(10.9)	1.7	15.9%
Net earnings (loss) attributable to noncontrolling interests	0.1	(0.5)	0.6	114.5%	(0.4)	(0.1)	-40.8%
Net earnings attributable to The Marcus Corporation	$53.4	$65.0	$(11.6)	-17.9%	$37.9	$27.1	71.5%
Net earnings per common share - diluted	$1.86	$2.29	$(0.43)	-18.8%	$1.36	$0.93	68.4%

Fiscal 2018 versus Fiscal 2017

Our revenues increased during fiscal 2018 compared to fiscal 2017 due to increased revenues from both our theatre division and hotels and resorts division. Our operating income (earnings before other income/expense and income taxes) increased during fiscal 2018 compared to fiscal 2017 due to improved operating results from our theatre division, partially offset by a decrease in operating income from our hotels and resorts division. Net earnings for fiscal 2018 decreased compared to fiscal 2017 due to an increase in income tax expense and interest expense and a loss on disposition of property, equipment and other assets, partially offset by the increase in operating income.

Operating results from our theatre division were favorably impacted by increased attendance from a stronger slate of movies during the fiscal 2018 second, third and fourth quarters compared to the second, third and fourth quarters of fiscal 2017, partially offset by reduced attendance from a weaker slate of movies during the fiscal 2018 first quarter compared to the first quarter of fiscal 2017. Increased attendance resulting from positive customer response to our recent investments and pricing strategies, increased concession sales per person due to our expanded food and beverage offerings and an increased average ticket price also contributed to our improved operating results during fiscal 2018 compared to fiscal 2017. Two new theatres that we opened during fiscal 2017 also favorably impacted revenues and operating income from our theatre division during fiscal 2018 compared to fiscal 2017.

In November 2018, our theatre division entered into an agreement to acquire a theatre circuit (which we refer to as Movie Tavern®) consisting of 22 dine-in theatres with 208 screens located in nine states. A detailed description of this acquisition is included below in the “Current Plans” section of this MD&A. Increased acquisition and preopening expenses related to the Movie Tavern acquisition during the fiscal 2018 fourth quarter negatively impacted our operating income during fiscal 2018 compared to fiscal 2017 and additional acquisition and preopening expenses will negatively impact the first quarter of fiscal 2019

Revenues from our hotels and resorts division were favorably impacted during fiscal 2018 by increased room revenues, food and beverage revenues and other revenues, including management fees, compared to fiscal 2017. Comparisons of our operating income during fiscal 2018 to our operating income during fiscal 2017 from our hotels and resorts division were favorably impacted by the increased revenues, strong cost controls and the fact that our fiscal 2017 results included preopening expenses and start-up operating losses from our SafeHouse® restaurant and bar that we opened in downtown Chicago, Illinois, adjacent to our AC Chicago Downtown Hotel. Operating income from our hotels and resorts division during fiscal 2018 was unfavorably impacted by preopening expenses and accelerated depreciation related to our planned fiscal 2019 conversion of the former InterContinental Milwaukee hotel into Saint Kate-The Arts Hotel. This conversion is described in more detail below in the Current Plans section of this MD&A.

Operating losses from our corporate items, which include amounts not allocable to the business segments, increased during fiscal 2018 compared to fiscal 2017 due in part to increased legal expense and increased pension and 401(k) expenses. Increased long-term incentive compensation expenses resulting from our improved financial performance and stock performance during the past several years also contributed to increased operating losses from our corporate items during fiscal 2018, as did an increase in our accrual for contributions to our charitable foundation during fiscal 2018.

We recognized investment income of $208,000 during fiscal 2018 compared to investment income of $588,000 during fiscal 2017. Investment income includes interest earned on cash and cash equivalents, as well as increases/decreases in the value of marketable securities and increases in the cash surrender value of a life insurance policy. Investment income decreased during fiscal 2018 due to decreases in the value of marketable securities. We currently do not expect investment income during fiscal 2019 to vary significantly compared to fiscal 2018.

Interest expense totaled $13.1 million during fiscal 2018, an increase of $1.0 million, or 8.1%, compared to interest expense of $12.1 million during fiscal 2017. The increase in interest expense during fiscal 2018 was due primarily to a higher average interest rate during fiscal 2018 as a result of increases in short-term interest rates on our variable-rate debt. In addition, on March 1, 2018, we entered into two interest rate swap agreements, effectively converting $50.0 million in variable-rate borrowings to a fixed rate. Conversely, we experienced a decrease in our total borrowings under long-term debt agreements during fiscal 2018 compared to fiscal 2017, partially offsetting the impact of the higher average interest rate on our interest expense during fiscal 2018.

Despite an expected increase in our capital expenditures during fiscal 2019, including the cash component of the Movie Tavern acquisition price, expected increases in our cash flows from operations may result in our average borrowings during fiscal 2019 being similar or even less than they were during fiscal 2018. As a result, we currently do not expect a material change in interest expense during fiscal 2019, and it is possible that our overall interest expense may decline slightly compared to fiscal 2018. Conversely, anticipated increases in our short-term interest rates may negatively impact interest expense in fiscal 2019, partially offsetting potentially reduced borrowings during the year. Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.

We incurred other expense of $2.0 million during fiscal 2018, an increase of approximately $300,000, or 15.9%, compared to other expense of $1.7 million during fiscal 2017. Other expense consists of the non-service cost components of our periodic pension costs, as described above in the “Implementation of New Accounting Standards” section of this MD&A. We currently do not expect other expense during fiscal 2019 to vary significantly compared to fiscal 2018.

We reported net losses on disposition of property, equipment and other assets of $1.3 million during fiscal 2018, compared to a net gain on disposition of property, equipment and other assets of $4.0 million during fiscal 2017. The net losses during fiscal 2018 were due primarily to losses related to old theatre seats and other items disposed of in conjunction with theatre renovations during fiscal 2018. The net gain during fiscal 2017 included a $4.9 million gain on the sale of our 11% minority interest in The Westin® Atlanta Perimeter North, a $600,000 gain from the sale of our interest in Movietickets.com (which was purchased by a competing ticketing service, Fandango), as well as additional gains from the sale of two theatres (one that had previously closed and one that had been operating prior to its sale) and our sale of our 15% minority interest in the Sheraton Madison Hotel. Our net gain in fiscal 2017 was partially offset by losses from our disposal of old theatre seats and other items in conjunction with our significant number of theatre renovations during fiscal 2017, as well as our write off of disposed equipment at one of our hotels during the first quarter of fiscal 2017. The timing of our periodic sales and disposals of property, equipment and other assets results in variations each year in the gains or losses that we report on dispositions of property, equipment and other assets. We anticipate the potential for additional disposition losses resulting from theatre renovations, as well as disposition gains or losses from periodic sales of property, equipment and other assets, during fiscal 2019 and beyond. As discussed in more detail in the “Current Plans” section of this MD&A, we may report gains in future years from the potential sale of existing hotel assets.

We reported a net equity loss from an unconsolidated joint venture of $399,000 during fiscal 2018 compared to net equity earnings from unconsolidated joint ventures of $46,000 during fiscal 2017. The net equity loss during fiscal 2018 consisted of our pro-rata share of losses from the Omaha Marriott Downtown at The Capitol District hotel in Omaha, Nebraska – a hotel we manage and in which we have a 10% minority ownership interest. The Omaha hotel is actually performing well from an operational perspective, but is experiencing overall losses due to depreciation and interest expense. Net earnings during fiscal 2017 included our pro-rata share from three hotel joint ventures in which we had minority ownership interests during portions of fiscal 2017, including the Omaha hotel. During fiscal 2017, we ceased management of the Sheraton Madison Hotel in Madison, Wisconsin and The Westin Atlanta Perimeter North and sold our respective 15% and 11% minority ownership interests in these properties. We currently do not expect significant variations in net equity losses from unconsolidated joint ventures during fiscal 2019 compared to fiscal 2018, unless we significantly increase the number of joint ventures in which we participate during fiscal 2019.

The operating results of one majority-owned hotel, The Skirvin Hilton, are included in the hotels and resorts division revenue and operating income during fiscal 2018 and fiscal 2017, and the after-tax net earnings or loss attributable to noncontrolling interests is deducted from or added to net earnings on the consolidated statements of earnings. The operating results of The Lincoln Marriott Cornhusker Hotel were also included in the hotels and resorts division revenue and operating income during fiscal 2018 and fiscal 2017, but, because this hotel was not wholly-owned during the first three quarters of fiscal 2017, the after-tax net earnings or loss attributable to noncontrolling interests for this property was deducted from or added to net earnings on the consolidated statements of earnings during the first three quarters of fiscal 2017. During the fourth quarter of fiscal 2017, we purchased the noncontrolling interest of The Lincoln Marriott Cornhusker Hotel from its former minority owner for $410,000. We reported net earnings attributable to noncontrolling interests of $74,000 during fiscal 2018 compared to net losses attributable to noncontrolling interests of $511,000 during fiscal 2017.

We reported income tax expense during fiscal 2018 of $13.1 million, an increase of approximately $9.5 million, or 262.1%, compared to income tax expense of $3.6 million during fiscal 2017. Our fiscal 2017 income tax expense was favorably impacted by the reversal of deferred income taxes of $21.2 million due to the reduction in the federal tax rate from 35% to 21% resulting from the signing of the Tax Cuts and Jobs Act of 2017. We estimate that this one-time adjustment to deferred taxes favorably impacted our net earnings per share during fiscal 2017 by approximately $0.75 per share. Our fiscal 2018 income tax expense was favorably impacted by excess tax benefits on share-based compensation, as well as an additional reduction in deferred tax liabilities of approximately $1.9 million related to tax accounting method changes we made subsequent to the signing of the Tax Cut and Jobs Act of 2017. Excluding the favorable adjustment to income tax expense in each year for the reduction in deferred tax liabilities, our effective income tax rate, after adjusting for earnings/losses from noncontrolling interests that are not tax-effected because the entities involved are tax pass-through entities, was 22.7% during fiscal 2018 and 36.2% during fiscal 2017. We currently anticipate that our fiscal 2019 effective income tax rate will return to the 24-26% range, depending upon the amount of excess tax benefits on share-based compensation that we recognize and excluding any potential further changes in federal or state income tax rates or other one-time tax benefits.

Weighted-average shares outstanding were 28.7 million during fiscal 2018 and 28.4 million during fiscal 2017. All per share data in this MD&A is presented on a fully diluted basis.

Fiscal 2017 versus Fiscal 2016

Our revenues increased during fiscal 2017 compared to fiscal 2016 due to increased revenues from both our theatre division and hotels and resorts division. Our operating income increased during fiscal 2017 compared to fiscal 2016 due to improved operating results from our theatre division, partially offset by a decrease in operating income from our hotels and resorts division. Net earnings for fiscal 2017 increased compared to fiscal 2016 due to the increase in operating income, an increased gain on disposition of property, equipment and other assets and a decrease in income tax expense, partially offset by an increase in interest expense.

New theatres favorably impacted revenues and operating income from our theatre division during fiscal 2017 compared to fiscal 2016. In October 2016, we opened a newly renovated theatre in Country Club Hills, Illinois. In mid-December 2016, our theatre division acquired Wehrenberg Theatres® (which we refer to as Wehrenberg or Marcus Wehrenberg), a Midwestern theatre circuit consisting of 14 theatres with 197 screens, plus an 84,000 square foot retail center. In April 2017, we opened a new theatre in Shakopee, Minnesota. In June 2017, we opened our first stand-alone all in-theatre dining location, branded BistroPlex® and located in Greendale, Wisconsin.

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

Revenues from our hotels and resorts division were favorably impacted during fiscal 2017 by our new SafeHouse® restaurant and bar that we opened in March 2017 in downtown Chicago, Illinois adjacent to our AC Chicago Downtown Hotel. Increased room revenues during fiscal 2017, due in part to new villas that we opened during the second quarter of fiscal 2017 at the Grand Geneva® Resort & Spa, and increased revenue per available room for comparable hotels during fiscal 2017 compared to fiscal 2016, also contributed to the increased total revenues during fiscal 2017. Operating income from our hotels and resorts division was unfavorably impacted by preopening expenses and start-up operating losses from our new SafeHouse restaurant and bar during fiscal 2017, as well as a small decrease in our management company profits.

Operating losses from our corporate items increased during fiscal 2017 compared to fiscal 2016 primarily due in part to one-time costs associated with the retirement of two directors from our board of directors during the second quarter of fiscal 2017 and the death of a director during the third quarter of fiscal 2017. Increased long-term incentive compensation expenses resulting from our improved financial performance and stock performance during the past several years also contributed to increased operating losses from our corporate items during fiscal 2017, as did an increase in our contribution to our charitable foundation during fiscal 2017.

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

We incurred other expense of $1.7 million during fiscal 2017, an increase of approximately $200,000, or 12.7%, compared to other expense of $1.5 million during fiscal 2016. Other expense consists of the non-service cost components of our periodic pension costs, as described above in the “Implementation of New Accounting Standards” section of this MD&A.

We reported a net gain on disposition of property, equipment and other assets of $4.0 million during fiscal 2017, compared to net losses on disposition of property, equipment and other assets of $844,000 during fiscal 2016. The net gain during fiscal 2017 included a $4.9 million gain on the sale of our 11% minority interest in The Westin® Atlanta Perimeter North, a $600,000 gain from the sale of our interest in Movietickets.com (which was purchased by a competing ticketing service, Fandango), as well as additional gains from the sale of two theatres (one that had previously closed and one that had been operating prior to its sale) and our sale of our 15% minority interest in the Sheraton Madison Hotel. Our net gain in fiscal 2017 was partially offset by losses from our disposal of old theatre seats and other items in conjunction with our significant number of theatre renovations during the fiscal 2017, as well as our write off of disposed equipment at one of our hotels during the first quarter of fiscal 2017. The majority of the losses during fiscal 2016 were related to old theatre seats and other items disposed of in conjunction with our significant number of theatre renovations during the year, partially offset by a gain on the sale of an unused parcel of land during fiscal 2016.

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

We include the operating results of two majority-owned hotels, The Skirvin Hilton and The Lincoln Marriott Cornhusker Hotel, in the hotels and resorts division revenue and operating income, and we add or deduct the after-tax net earnings or loss attributable to noncontrolling interests to or from net earnings on the consolidated statements of earnings. We reported net losses attributable to noncontrolling interests of $511,000 and $363,000, respectively, during fiscal 2017 and fiscal 2016. During the fourth quarter of fiscal 2017, we purchased the noncontrolling interest of The Lincoln Marriott Cornhusker Hotel from our former partner for $410,000.

We reported income tax expense during fiscal 2017 of $3.6 million, a decrease of approximately $19.4 million, or 84.2%, compared to income tax expense of $23.0 million during fiscal 2016. Our fiscal 2017 income tax expense was favorably impacted by the reversal of deferred income taxes of $21.2 million due to the reduction in the federal tax rate from 35% to 21% resulting from the signing of the Tax Cuts and Jobs Act of 2017. We estimate that this one-time adjustment to deferred taxes favorably impacted our net earnings per share during fiscal 2017 by approximately $0.75 per share. Excluding the one-time favorable adjustment to income tax expense, our effective income tax rate, after adjusting for losses from noncontrolling interests that are not tax-effected because the entities involved are tax pass-through entities, was 36.2% during fiscal 2017 and 37.8% during fiscal 2016.

Weighted-average shares outstanding were 28.4 million during fiscal 2017 and 28.0 million during fiscal 2016.

Current Plans

Our aggregate cash capital expenditures, acquisitions and purchases of interests in, and contributions to, joint ventures were approximately $59 million during fiscal 2018 compared to $115 million during fiscal 2017 and $147 million during fiscal 2016. We currently anticipate that our fiscal 2019 cash capital expenditures will be in the $105-$125 million range, including approximately $30 million in cash consideration paid in conjunction with the Movie Tavern acquisition described below and excluding any presently unidentified acquisitions that may arise during the year. We will, however, continue to monitor our operating results and economic and industry conditions so that we may adjust our plans accordingly.

Our current strategic plans include the following goals and strategies:

Theatres

•	Our current plans for growth in our theatre division include several opportunities for new theatres and screens. In April 2017, we opened our new 10-screen Southbridge Crossing Cinema in Shakopee, Minnesota. This state-of-the-art theatre includes DreamLoungerSM recliner seating in all auditoriums, two UltraScreen DLX® auditoriums, as well as a Take FiveSM Lounge and Zaffiro’s® Express outlet. In June 2017, we opened our first stand-alone all in-theatre dining location, branded BistroPlex located in Greendale, Wisconsin. This new theatre features eight in-theatre dining auditoriums with DreamLounger recliners, including two SuperScreen DLX® auditoriums, plus a separate full-service Take Five Lounge. During fiscal 2018, we began construction on a new food and beverage focused theatre in Brookfield, Wisconsin. We are currently evaluating the appropriate name and the amenities to be included in this new theatre, which is scheduled to open during our fiscal 2019 fourth quarter. In addition, we are actively seeking additional sites for potential new theatre locations in both new and existing markets.

•	In addition to building new theatres, we believe acquisitions of existing theatres or theatre circuits is also a viable growth strategy for us. In April 2016, we purchased a closed 16-screen theatre in Country Club Hills, Illinois, building on our strong presence in the Chicago southern suburbs. We opened the newly renovated theatre early in the fourth quarter of fiscal 2016.

In December 2016, we acquired the assets of Wehrenberg, a family-owned and operated theatre circuit based in St. Louis, Missouri with 197 screens at 14 locations in Missouri, Iowa, Illinois and Minnesota. At the time, this acquisition increased our total number of screens by 29%. Now branded Marcus Wehrenberg, we have subsequently introduced many of our signature amenities and proprietary marketing and pricing programs at these theatres, resulting in a very favorable response from our customers.

On November 1, 2018, we entered into an asset purchase agreement to acquire the assets of Movie Tavern, a New Orleans-based industry leading circuit known for its in-theatre dining concept featuring chef-driven menus, premium quality food and drink and luxury seating. Movie Tavern consists of 208 screens at 22 locations in nine states – Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia. We closed on the acquisition on February 1, 2019, increasing our total number of screens by an additional 23%. Including the recently-acquired Movie Tavern theatres and a new UltraScreen opened in February 2019, we now own or operate 1,098 screens at 90 theatres in 17 states. Now branded Movie Tavern by Marcus, we expect to introduce new amenities to select theatres in the future, including our proprietary premium large format (PLF) screens and DreamLounger recliner seating, signature programming, such as $5 movies on Tuesdays with a free complimentary-size popcorn for loyalty members, and proven marketing, loyalty and pricing programs that will benefit Movie Tavern guests in the future.

We believe selective, disciplined acquisitions such as Wehrenberg and Movie Tavern create a compelling opportunity to expand into new growth markets and leverage our proven success. We expect the Movie Tavern acquisition will be accretive to earnings, earnings per share and cash flow in the first 12 months following the acquisition date, and we expect a smooth integration of Movie Tavern into our existing circuit.

The movie theatre industry is very fragmented, with approximately 50% of United States screens owned by the three largest theatre circuits and the other 50% owned by an estimated 800 smaller operators, making it very difficult to predict when acquisition opportunities may arise. We do not believe that we are geographically constrained, and we believe that we may be able to add value to certain theatres through our various proprietary amenities and operating expertise. In addition, by using shares of our common stock as a significant component of the purchase consideration for the Movie Tavern acquisition, we believe our balance sheet remains positioned to consider additional acquisitions in the future.

•	We have invested over $320 million to further enhance the movie-going experience and amenities in new and existing theatres over the last five and one-half calendar years, with more investments planned for fiscal 2019. These investments include:

DreamLounger recliner additions. These luxurious, state-of-the-art recliners allow guests to go from upright to a full-recline position in seconds. These seat changes require full auditorium remodels to accommodate the necessary 84 inches of legroom, resulting in the loss of approximately 50% of the existing traditional seats in an average auditorium. To date, the addition of DreamLoungers has increased attendance at each of our applicable theatres, outperforming nearby competitive theatres and growing the overall market attendance in most cases. We added DreamLounger recliner seats to seven theatres during fiscal 2018 (including three Marcus Wehrenberg theatres). As a result, as of December 27, 2018, we offered all DreamLounger recliner seating in 45 theatres, representing approximately 70% of our company-owned, first-run theatres. Including our PLF auditoriums with recliner seating, as of December 27, 2018, we offered our DreamLounger recliner seating in approximately 75% of our company-owned, first-run screens, a percentage we believe to be the highest among the largest theatre chains in the nation.

We are currently evaluating opportunities to add our DreamLounger premium seating to two additional theatres during the second half of fiscal 2019, including one Marcus Wehrenberg theatre. Currently, 12 of the 22 recently-acquired Movie Tavern theatres have recliner seating, with three additional theatres expected to be converted by the end of the first quarter of fiscal 2019. We have identified at least three additional Movie Tavern locations that we will consider converting to DreamLounger recliner seating during the second half of fiscal 2019. As a result, by the end of fiscal 2019, our percentage of total company-owned, first-run screens with DreamLounger recliner seating may be approximately 80%, including Movie Tavern theatres.

UltraScreen DLX and SuperScreen DLX (DreamLounger eXperience) conversions. We introduced one of the first PLF presentations to the industry when we rolled out our proprietary UltraScreen® concept approximately 20 years ago. We later introduced our UltraScreen DLX concept by combining our premium, large-format presentation with DreamLounger recliner seating and Dolby® Atmos™ immersive sound to elevate the movie-going experience for our guests. More recently, we began including heated DreamLounger recliner seating in our DLX auditoriums. During fiscal 2018, we converted one existing screen into an UltraScreen DLX auditorium and eight existing screens to SuperScreen DLX auditoriums at seven existing theatres (including four Marcus Wehrenberg screens). Most of our PLF screens now include the added feature of heated DreamLounger recliner seats. As of December 27, 2018, we had 29 UltraScreen DLX auditoriums, one traditional UltraScreen auditorium and 51 SuperScreen DLX auditoriums (a slightly smaller screen than an UltraScreen but with the same DreamLounger seating and Dolby Atmos sound) at 46 of our theatre locations. Three of our Marcus Wehrenberg theatres feature IMAX® PLF screens. As of December 27, 2018, we offered at least one PLF screen in approximately 72% of our first-run, company-owned theatres – once again a percentage we believe to be the highest percentage among the largest theatre chains in the nation.

Our PLF screens generally have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens, and we charge a premium price to our guests for this experience. During the first quarter of fiscal 2019, we completed the addition of a new UltraScreen DLX auditorium to a Marcus Wehrenberg theatre, and we are currently evaluating opportunities to convert 20 or more existing screens at 14 Movie Tavern theatres to UltraScreen DLX and SuperScreen DLX auditoriums during fiscal 2019. In addition, we expect that our new theatre currently under construction in Brookfield, Wisconsin will include one PLF auditorium.

Signature cocktail and dining concepts. We have continued to further enhance our food and beverage offerings within our existing theatres. We believe our 50-plus years of food and beverage experience in the hotel and restaurant businesses provides us with a unique advantage and expertise that we can leverage to further grow revenues in our theatres. The concepts we are expanding include:

•	Take Five Lounge and Take Five Express – these full-service bars offer an inviting atmosphere and a chef-inspired dining menu, along with a complete selection of cocktails, locally-brewed beers and wines. We opened one new Take Five Lounge outlet in fiscal 2018. As of December 27, 2018, we offered bars at 27 theatres, representing approximately 42% of our company-owned, first-run theatres. We are currently evaluating opportunities to add bar service to at least one additional theatre during fiscal 2019. In addition, all 22 Movie Tavern theatres have bars. As a result, including Movie Tavern, we now offer bar service in nearly 60% of our company-owned, first-run theatres.

•	Zaffiro’s Express – these outlets offer lobby dining that includes appetizers, sandwiches, salads, desserts and our signature Zaffiro’s THINCREDIBLE® handmade thin-crust pizza. In select locations without a Take Five Lounge outlet, we offer beer and wine at the Zaffiro’s Express outlet. We opened two new Zaffiro’s Express outlets during fiscal 2018, increasing our number of theatres with this concept to 28 as of December 27, 2018, representing approximately 44% of our company-owned, first-run theatres. We also operate three Zaffiro’s® Pizzeria and Bar full-service restaurants. We expect that our new Brookfield, Wisconsin theatre currently under construction will include a Zaffiro’s Express.

•	Reel Sizzle® – this signature dining concept serves menu items inspired by classic Hollywood and the iconic diners of the 1950s. We offer Americana fare like burgers and chicken sandwiches prepared on a griddle behind the counter, along with chicken tenders, crinkle-cut fries, ice cream and signature shakes. As of December 27, 2018, we operated seven Reel Sizzle outlets, and we are evaluating an opportunity to add one Reel Sizzle outlet to an existing theatre during fiscal 2019. We expect that our new Brookfield, Wisconsin theatre currently under construction will include a Reel Sizzle.

•	Other in-lobby dining - We also operate one Hollywood Café at an existing theatre, and four of the Marcus Wehrenberg theatres offer in-lobby dining concepts, operating under names such as Fred’s Drive-In or Five Star. In addition, we are currently testing additional in-lobby food options, including a Mexican food concept at two theatres, and we are considering expanding these new concepts during fiscal 2019. Including these additional concepts, as of December 27, 2018, we offered one or more in-lobby dining concepts in 40 theatres, representing approximately 63% of our company-owned, first-run theatres.

•	In-theatre dining – As of December 27, 2018, we offered full-service, in-theatre dining with a complete menu of drinks and chef-prepared salads, sandwiches, entrées and desserts at nine theatres and a total of 32 auditoriums, operating under the names Big Screen BistroSM, Big Screen Bistro ExpressSM and BistroPlex, representing approximately 14% of our company-owned, first-run theatres. With the addition of Movie Tavern, which consists entirely of in-theatre dining auditoriums, we now offer in-theatre dining in 31 theatres and 240 auditoriums, representing approximately 36% of our company-owned, first-run theatres.

•	With each of these strategies, our goal continues to be to introduce and create entertainment destinations that further define and enhance the customer value proposition for movie-going. We also expect to continue to maintain and enhance the value of our existing theatre assets by regularly upgrading and remodeling our theatres to keep them fresh. To accomplish the strategies noted above, we currently anticipate that our fiscal 2019 capital expenditures in this division will total approximately $50-$60 million, excluding the cash component of the Movie Tavern acquisition and any additional acquisitions.

•	In addition to the growth strategies described above, our theatre division continues to focus on multiple strategies designed to further increase revenues and improve the profitability of our existing theatres. These strategies include various cost control efforts, as well as plans to expand ancillary theatre revenues, such as pre-show advertising, lobby advertising, additional corporate and group sales, sponsorships, special film series and alternate auditorium uses.

•	We also have several customer-focused strategies designed to elevate our consumer knowledge, expectation and connection, and provide us with a competitive advantage and the ability to deliver improved financial performance. These strategies include the following:

Marketing initiatives. We offer a “$5 Tuesday” promotion at every theatre in our circuit that includes a free complimentary-size popcorn to our loyalty program members. We have seen our Tuesday attendance increase dramatically since the introduction of the $5 Tuesday promotion. We believe this promotion has increased movie going frequency and reached a customer who may have stopped going to the movies because of price, creating another “weekend” day for us without adversely impacting the movie-going habits of our regular weekend customers. We introduced our $5 Tuesday promotion with the free popcorn for loyalty members at our Marcus Wehrenberg theatres immediately upon acquisition in December 2016 and did the same thing in February 2019 with our newly acquired Movie Tavern theatres. We experienced an increase in Tuesday performance at the Marcus Wehrenberg theatres and expect a similar response from customers at our Movie Tavern theatres. We also offer a “$6 Student Thursday” promotion at 36 Marcus and Marcus Wehrenberg locations that has been well received by that particular customer segment. We also introduced this promotion at 12 Movie Tavern locations late in our fiscal 2019 first quarter. In addition, we offer a $6 “Young-at-Heart” program for seniors on Friday afternoons that has also been introduced to our Movie Tavern locations during our fiscal 2019 first quarter.

Loyalty program. We offer what we believe to be a best-in-class customer loyalty program called Magical Movie RewardsSM. We currently have approximately 3.1 million members enrolled in the program. Approximately 47% of all transactions in our theatres during fiscal 2018 were completed by registered members of the loyalty program. The program allows members to earn points for each dollar spent and access special offers available only to members. The rewards are redeemable at the box office, concession stand or at the many Marcus Theatres food and beverage venues. In addition, we have partnered with Movio, a global leader in data analysis for the cinema industry, to allow more targeted communication with our loyalty members. The software provides us with insight into customer preferences, attendance habits and general demographics, which we believe will help us deliver customized communication to our members. In turn, members of this program can enjoy and plan for a more personalized movie-going experience. The program also gives us the ability to cost effectively promote non-traditional programming and special events, particularly during non-peak time periods. We believe that this will result in increased movie-going frequency, more frequent visits to the concession stand, increased loyalty to Marcus Theatres and, ultimately, improved operating results. The acquired Wehrenberg theatres offered a loyalty program to their customers that had approximately 200,000 members. We converted these members to our Magical Movie Rewards program during fiscal 2017. The recently acquired Movie Tavern theatres did not offer a loyalty program to their customers. Our current plan is to introduce our Magical Movie Rewards program to these theatres during the second quarter of fiscal 2019 after all necessary technology requirements are completed.

Technology enhancements. During fiscal 2019, we expect to further enhance our marcustheatres.com web site, mobile ticketing capabilities and our downloadable Marcus Theatres mobile application. We will continue to install additional theatre-level technology, such as new ticketing kiosks, digital menu boards and concession advertising monitors. Each of these enhancements is designed to improve customer interactions, both at the theatre and through mobile platforms and other electronic devices.

•	The addition of digital technology throughout our circuit (we offer digital cinema projection on 100% of our first-run screens) has provided us with additional opportunities to obtain non-motion picture programming from other new and existing content providers, including live and pre-recorded performances of the Metropolitan Opera, as well as sports, music and other events, at many of our locations. We offer weekday and weekend alternate programming at many of our theatres across our circuit. The special programming includes classic movies, live performances, comedy shows and children’s performances. We believe this type of programming is more impactful when presented on the big screen and provides an opportunity to continue to expand our audience base beyond traditional moviegoers.

•	In addition, digital 3D presentation of films has continued to positively contribute to our box office receipts during the periods presented in this Annual Report on Form 10-K. As of December 27, 2018, we had the ability to offer digital 3D presentations in 271, or approximately 32%, of our first-run screens, including the vast majority of our UltraScreens. Including the Movie Tavern theatres added during the first quarter of fiscal 2019, we currently offer digital 3D presentations in 386, or approximately 36%, of our first-run screens. We have the ability to increase the number of digital 3D capable screens we offer to our guests in the future as needed, based on the number of digital 3D films anticipated to be released during future periods and our customers’ response to these 3D releases.

Hotels and Resorts

•	Our hotels and resorts division is actively seeking opportunities to invest in new hotels and increase the number of rooms under management. The goal of our hotel investment business, MCS Capital, is to seek opportunities where we may act as an investment fund sponsor, joint venture partner or sole investor in acquiring additional hotel properties. We continue to believe that opportunities to acquire high-quality hotels at reasonable valuations will be present in the future for well-capitalized companies, and we believe that there are partners available to work with us when the appropriate hotel assets are identified. We have a number of potential growth opportunities that we are evaluating.

•	We also continue to pursue additional management contracts for other owners, some of which may include small equity investments similar to the investments we have made in the past with strategic equity partners. Although total revenues from an individual hotel management contract are significantly less than from an owned hotel, the operating margins are generally significantly higher due to the fact that all direct costs of operating the property are typically borne by the owner of the property. Management contracts provide us with an opportunity to increase our total number of managed rooms without a significant investment, thereby increasing our returns on equity. During fiscal 2016, we expanded our hotel development team with the addition of a senior executive experienced in business development, marketing, feasibility and valuation. In August 2017, we began managing the new Omaha Marriott Downtown at The Capitol District hotel in Omaha, Nebraska – a hotel in which we are a minority investor. In September 2017, we assumed management of the Sheraton Chapel Hill Hotel in Chapel Hill, North Carolina. In January 2018, we assumed management of the newly-opened Murieta Inn and Spa in Rancho Murieta, California. In April 2018, we commenced management of the DoubleTree by Hilton Hotel El Paso Downtown in El Paso, Texas. In August 2018, we commenced management of the newly opened Courtyard by Marriott El Paso Downtown/Convention Center.

•	Unlike our theatre assets, where the majority of our return on investment comes from the annual cash flow generated by operations, a portion of the return on our hotel investments is derived from effective portfolio management, which includes determining the proper branding strategy for a given asset along with the proper level of investment and upgrades, as well as identifying an effective divestiture strategy for the asset when appropriate. In January 2018, we announced plans to convert one of our owned hotels, the InterContinental Milwaukee hotel, into an independent arts-themed hotel by mid-2019. The hotel closed for renovation in early January 2019 and is scheduled to reopen in June 2019 as Saint Kate-The Arts Hotel. Conversely, early in the second quarter of fiscal 2017, we ceased management of the Sheraton Madison Hotel in Madison, Wisconsin and sold our 15% minority ownership interest in the property for a small gain of approximately $300,000. Early in the fourth quarter of fiscal 2017, we ceased management of The Westin Atlanta Perimeter North in Atlanta, Georgia and sold our 11% minority interest in the property for a substantial gain of approximately $4.9 million.

•	We have been very opportunistic in our past hotel investments as we have, on many occasions, acquired assets at favorable terms and then improved the properties and operations to create value. We also will continue to periodically explore opportunities to monetize one or more owned hotels. We will consider many factors as we actively review opportunities to execute this strategy, including income tax considerations, the ability to retain management, pricing and individual market considerations. We evaluate strategies for our hotels on an asset-by-asset basis. We have not set a specific goal for the number of hotels that may be considered for this strategy, nor have we set a specific timetable. It is possible that we may sell a particular hotel or hotels during fiscal 2019 or beyond if we determine that such action is in the best interest of our shareholders.

•	Our fiscal 2019 plans for our hotels and resorts division also include continued reinvestment in our existing properties to maintain and enhance their value. During fiscal 2016, we made additional reinvestments in The Skirvin Hilton hotel, and we expanded our centralized laundry facility to increase our capacity to serve non-company owned businesses. During fiscal 2017, we added 29 spacious, all-season villas to the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin. This multi-million dollar investment was designed to enhance the resort experience for travelers who want expanded, upscale accommodations, and increased our total combined units at this top Midwest destination property to more than 600 (including the Timber Ridge Lodge). Late in fiscal 2018 and carrying over into the first half of fiscal 2019, we began making additional reinvestments in the Hilton Madison at Monona Terrace. Late in fiscal 2019 and carrying over into fiscal 2020, we currently expect to make additional reinvestments in The Pfister® Hotel. Including possible growth opportunities currently being evaluated, we believe our total fiscal 2019 hotels and resorts capital expenditures will total approximately $25-$35 million, excluding any additional presently unidentified acquisitions.

•	In addition to the growth strategies described above, our hotels and resorts division continues to focus on several strategies that are intended to further grow the division’s revenues and profits. These include leveraging our food and beverage expertise for growth opportunities and growing our catering and events revenues. During fiscal 2016, we completed a significant renovation of the Milwaukee SafeHouse. In March 2017, we opened a new SafeHouse restaurant and bar in downtown Chicago, Illinois, adjacent to our AC Chicago Downtown Hotel. In November 2016, we opened a complimentary business capitalizing on the popularity of team escape games, the EscapeHouse Chicago, next door to the new SafeHouse. Our current focus is on ensuring the success of our first new SafeHouse, but we will consider exploring additional opportunities to expand this concept in the future.

•	We have also invested in sales, revenue management and internet marketing strategies in an effort to further increase our profitability, as well as human resource and cost improvement strategies designed to achieve operational excellence and improved operating margins. We are focused on developing our customer service delivery and technology enhancements to improve customer interactions through mobile platforms and other customer touch points.

Corporate

•	We periodically review opportunities to make investments in long-term growth opportunities that may not be entirely related to our two primary businesses (but typically have some connection to entertainment, food and beverage, hospitality, real estate, etc.). In 2015, we purchased a riverfront parcel of land in downtown Milwaukee with significant development potential. The land purchase was part of an Internal Revenue Code §1031 tax-deferred like-kind exchange in conjunction with our sale of the Hotel Phillips. Various plans for a mixed-use development that are under consideration for this parcel may include a movie theatre, office space, retail and residential, or some combination thereof. The project has many open issues that would have to be resolved before we would move forward, and we would consider bringing on a partner or partners to this project if it were to proceed. We do not expect to incur any substantial capital expenditures for this project during fiscal 2019.

•	In addition to operational and growth strategies in our operating divisions, we continue to seek additional opportunities to enhance shareholder value, including strategies related to our dividend policy, share repurchases and asset divestitures. We increased our regular quarterly common stock cash dividend rate by 7.1% during the first quarter of fiscal 2016, 11.1% during the first quarter of fiscal 2017, 20.0% during the first quarter of fiscal 2018 and 6.7% during the first quarter of fiscal 2019. We also have repurchased over 4.0 million shares of our common stock during the last seven-plus fiscal years under our existing Board of Directors stock repurchase authorizations, the majority of which occurred during fiscal years 2012, 2013, 2014 and 2016. We will also continue to evaluate opportunities to sell real estate when appropriate, allowing us to benefit from the underlying value of our real estate assets. When possible, we will attempt to avail ourselves of the provisions of Internal Revenue Code §1031 related to tax-deferred like-kind exchange transactions.

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

Theatres

Our oldest and most profitable division is our theatre division. The theatre division contributed 63.2% of our consolidated revenues and 87.7% of our consolidated operating income, excluding corporate items, during fiscal 2018, compared to 61.7% and 86.2%, respectively, during fiscal 2017 and 57.6% and 83.1%, respectively, during fiscal 2016. As of December 27, 2018, the theatre division operated motion picture theatres in Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota and Ohio, a family entertainment center in Wisconsin and a retail center in Missouri. The following tables set forth revenues, operating income, operating margin, screens and theatre locations for the last three fiscal years:

			Change F18 v. F17			Change F17 v. F16
	F2018	F2017	Amt.	Pct.	F2016	Amt.	Pct.
	(in millions, except percentages)
Revenues	$446.8	$403.4	$43.4	10.8%	$330.6	$72.8	22.0%
Operating income	$88.8	$80.4	$8.4	10.4%	$71.8	$8.6	12.0%
Operating margin	19.9%	19.9%			21.7%

Number of screens and locations at period-end (1)(2)	F2018	F2017	F2016
Theatre screens	889	895	885
Theatre locations	68	69	68
Average screens per location	13.1	13.0	13.0

(1)	Includes 6 screens at one location managed for another owner at the end of fiscal 2018 and 11 screens at two locations managed for other owners at the end of fiscal 2017 and fiscal 2016.
(2)	Includes 29 budget screens at three locations at the end of fiscal 2018 and fiscal 2017 and 25 budget screens at three locations at the end of fiscal 2016. Compared to first-run theatres, budget theatres generally have lower box office revenues and associated film costs, but higher concession sales as a percentage of box office revenues.

The following table provides a further breakdown of the components of revenues for the theatre division for the last three fiscal years:

			Change F18 v. F17			Change F17 v. F16
	F2018	F2017	Amt.	Pct.	F2016	Amt.	Pct.
	(in millions, except percentages)
Admission revenues	$246.4	$227.1	$19.3	8.5%	$186.8	$40.3	21.6%
Concession revenues	166.6	149.0	17.6	11.8%	121.0	28.0	23.2%
Other revenues	32.5	25.2	7.3	29.2%	20.4	4.8	23.5%
	445.5	401.3	44.2	11.0%	328.2	73.1	22.3%
Cost reimbursements	1.3	2.1	(0.8)	-39.6%	2.4	(0.3)	-12.3%
Total revenues	$446.8	$403.4	$43.4	10.8%	$330.6	$72.8	22.0%

As described above in the “Current Plans” section of this MD&A, on November 1, 2018, we entered into an asset purchase agreement pursuant to which we agreed to acquire substantially all of the assets and assume certain limited liabilities of the Movie Tavern branded movie theatre business. Movie Tavern consists of 22 dine-in theatres located in Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia.

The transaction closed on February 1, 2019. The purchase price consisted of $30 million in cash, subject to certain adjustments, and 2,450,000 shares of our common stock (157,056 of which have been placed in escrow to secure certain post-closing indemnification obligations of the seller under the asset purchase agreement), for a total purchase price of approximately $139 million, based upon our closing share price on January 31, 2019. We financed the cash portion of the purchase price from existing sources of cash. The share portion of the purchase price was issued out of treasury stock.

We anticipate that the acquired Movie Tavern business will be accretive to earnings, earnings per share and cash flow in the first 12 months following the closing of the transaction. The estimated impact that the Movie Tavern acquisition may have on our key financial measures and metrics is described further in the discussion below.

Fiscal 2018 versus Fiscal 2017

Our theatre division fiscal 2018 revenues increased by 10.8% compared to fiscal 2017 due to increased attendance at comparable theatres attributable to a stronger film slate, new theatres that we opened during fiscal 2017, an increase in our average ticket price and average concession revenues per person, resulting in increased admission revenues and concession revenues, and an increase in other revenues. In addition, our adoption of the new revenue recognition accounting standard discussed above under the “Implementation of New Accounting Standards” section of this MD&A resulted in an increase in theatre division revenues of $5.7 million during fiscal 2018 compared to fiscal 2017.

We opened new theatres in April 2017 and June 2017 that favorably impacted our admission revenues and concession revenues during fiscal 2018 compared to fiscal 2017. Excluding these two new theatres for the period they were not open during the prior year (as well as two nearby theatres that are no longer comparable to the prior year because their pricing policies were significantly changed when the new theatres opened), admission revenues and concession revenues for comparable theatres increased 7.8% and 10.6%, respectively, during fiscal 2018 compared to fiscal 2017.

Conversely, the change in how we recognize revenue related to our Magical Movie Rewards customer loyalty program as a result of our adoption of the new revenue recognition accounting standard (discussed above) resulted in a decrease in admission revenues of approximately $1.8 million and an increase in concession revenues of approximately $2.7 million during fiscal 2018 compared to fiscal 2017. Excluding the impact of these changes in revenue recognition from the fiscal 2018 periods, admission revenues for comparable theatres increased 8.6% and concession revenues increased 8.9% during fiscal 2018 compared to fiscal 2017.

Total theatre attendance increased 5.1% and total admission revenues increased 8.5% during fiscal 2018 compared to fiscal 2017. Fiscal 2018 attendance and admission revenues at our comparable theatres, adjusted for the above-described impact of the change in accounting for revenues related to our loyalty program, increased approximately 4.7% and 8.6%, respectively, compared to the prior year. The following table sets forth our percentage change in comparable theatre attendance during each of the interim periods of fiscal 2018 compared to the same periods during fiscal 2017. In addition, the table compares the percentage change in our fiscal 2018 comparable theatre admission revenues, adjusted for the above-described change in accounting for revenues related to our loyalty program (compared to the prior year) to the corresponding percentage change in the United States box office revenues (excluding new builds for the top 10 theatre circuits, with the exception of the first quarter, where new theatres were included in both the Marcus and U.S. calculations) during the same periods (as compiled by us from data received from Rentrak, a national box office reporting service for the theatre industry):

	Change F18 v. F17
	1st Qtr.		2nd Qtr.		3rd Qtr.		4th Qtr.		Total

Pct. change in Marcus theatre attendance	-5.9%		+22.8%		+3.0%		+1.5%		+4.7%

Pct. change in Marcus admission revenues	-0.4%		+34.2%		+5.5%		+0.5%		+8.6%
Pct. change in U.S. box office revenues	-0.6%		+23.5%		+5.7%		+0.6%		+6.8%
Marcus performance vs. U.S.	+0.2	pts	+10.7	pts	-0.2	pts	-0.1	pts	+1.8	pts

We outperformed the industry during fiscal 2018 by 1.8 percentage points, and we have outperformed the industry during 16 of the last 20 quarters. The performance of our Marcus Wehrenberg theatres, which we acquired in December 2016, many of which have subsequently undergone significant renovations, was particularly strong during fiscal 2018 compared to the prior year, contributing to our overall outperformance of the industry average. We believe several other factors may impact our performance relative to the industry in any given quarter, including film mix, weather, changes in the competitive landscape and local sporting events. In general, we believe our overall outperformance of the industry has been attributable to the investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies that have increased attendance, including our $5 Tuesday promotion and our customer loyalty program (all of which are described in the “Current Plans” section of this MD&A).

Theatre attendance and corresponding box office revenues vary significantly from quarter to quarter due to a variety of factors. As evidenced by the change in United States box office revenues, our fiscal 2018 second, third and fourth quarter admission revenues and attendance were impacted by a stronger slate of movies compared to the same quarters during fiscal 2017. Conversely, our fiscal 2018 first quarter admission revenues and attendance were impacted by a weaker slate of movies compared to the same quarter during fiscal 2017.

The second quarter was a particularly strong quarter for the industry and included the release of four of our top five films for fiscal 2018. We believe that the film mix during the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 may also have had a positive impact on our comparative performance versus the overall industry performance. We believe our theatres outperformed our normal share of the total box office on a film such as The Incredibles 2, for example, as this type of film often tends to perform very well in our Midwestern markets. We also believe we outperformed the nation on many of the second tier of films that didn’t reach blockbuster status due to our various successful marketing, pricing and scheduling strategies. In addition, weather on several key weekends in May and June may have also contributed to our outperformance compared to the industry on those weekends. Historically in our Midwestern markets, rain or very warm weather on the weekends often has a favorable impact on theatre attendance. During the second quarter of fiscal 2018, weekend weather in the markets in which we operate was generally rainier and warmer than it was during the second quarter of fiscal 2017.

Conversely, we believe film mix likely had a negative impact on our performance relative to the industry during the first and third quarters of fiscal 2018. During the first quarter of fiscal 2017, we believe our Midwestern circuit outperformed our normal share of the total box office with Beauty and the Beast. Conversely, although Black Panther performed very well in our theatres, an analysis of the top 100 markets in the United States shows that the Midwest trailed the eastern and southern portions of the United States in box office performance on this film during the first quarter of fiscal 2018. As a result, while we still outperformed the nation overall during the first quarter of fiscal 2018, the differential was relatively small. During the third quarter of fiscal 2018, one of the top films was Crazy Rich Asians, which performed extremely well on the east and west coasts, but generally underperformed in our Midwestern markets. That contrasts with the prior year, where the top film, It, performed extremely well in our markets. We also believe that the fact that the Major League Baseball teams in three of our key markets, Milwaukee, Chicago and St. Louis, were competing for and in the playoffs during September and October 2018, had a negative impact on our attendance compared to the industry as a whole.

Finally, while our fiscal 2018 fourth quarter admission revenues were essentially in-line with the industry, the fact is that we were outperforming the industry until the final two weeks of the quarter. Historically, these final two weeks are two of the busiest weeks of the film year, which means that the percentage of films that sell out show times increases significantly. During these particular weeks where seat capacity matters more than normal, the fact that 75% of our auditoriums have recliner seating had the impact of reducing our ability to perform at the same level as the rest of the industry, where the average recliner seating penetration is significantly lower (recliner seating auditoriums generally have approximately 50% less seats than an auditorium with traditional seating). The fact that Christmas Day, historically a very strong day for movie-going, happened to be a Tuesday during fiscal 2018 also likely negatively impacted our relative fourth quarter box office performance compared to the industry, as we elected to honor our $5 Tuesday program for our customers.

Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of a reasonably lengthy “window” between the date a film is released in theatres and the date a film is released to other channels, including video on-demand (VOD) and DVD. These are factors over which we have no control. Many current films are now released to ancillary markets within 75-90 days, and more than one studio has periodically discussed their interest in creating a new, shorter premium VOD window. We have expressed our concerns to the studios regarding the impact that a shortened VOD release window may have on future box office receipts. We have also indicated that we would not play films that did not respect the current theatrical exclusivity window and would seek adjustments in the current financial arrangements we have with film studios in the event that the film studios implement shorter release windows.

We believe that the most significant factor contributing to variations in theatre attendance during fiscal 2018, as in other periods, was the quantity and quality of films released during the respective periods compared to the films released during the same periods of the prior year. Blockbusters (generally defined as films grossing more than $100 million nationally) accounted for a similar percentage of our total admission revenues during fiscal 2018 and fiscal 2017 - our top 15 performing films accounted for 41% of our total admission revenues during both years. The following five top performing fiscal 2018 films accounted for nearly 23% of the total admission revenues for our circuit: Black Panther, Avengers: Infinity War, Incredibles 2, Jurassic World: Fallen Kingdom and Deadpool 2. The top five performing films during fiscal 2017 accounted for approximately 20% of our total admission revenues.

The quantity of wide-release films shown in our theatres and number of wide-release films provided by the seven major studios increased during fiscal 2018 compared to fiscal 2017. A film is generally considered “wide release” if it is shown on over 600 screens nationally, and these films generally have the greatest impact on box office receipts. We played 132 wide-release films (including 24 digital 3D films) at our theatres during fiscal 2018 compared to 124 wide-release films (including 34 digital 3D films) during fiscal 2017. In total, we played 344 films and 216 alternate content attractions at our theatres during fiscal 2018 compared to 264 films and 170 alternate content attractions during fiscal 2017. Based upon projected film and alternate content availability, we currently estimate that we may show an increased number of films and alternate content events on our screens during fiscal 2019 compared to fiscal 2018. The impact of Disney’s expected 2019 acquisition of Fox (reducing the number of major studios to six) on the overall quantity of wide release films in the future is currently unknown.

Our average ticket price increased 3.2% during fiscal 2018 compared to fiscal 2017. The increase in our average ticket price contributed approximately $7.0 million, or 30%, to our comparable theatres admission revenues during fiscal 2018, contributing to our overall increased admission revenues during fiscal 2018 compared to fiscal 2017. The increase was partially attributable to modest price increases we implemented in October 2017. In addition, the fact that we have increased our number PLF screens, with a corresponding price premium, also contributed to our increased average ticket price during fiscal 2018. Conversely, we believe that a change in film product mix had an unfavorable impact on our average ticket price during fiscal 2018 compared to fiscal 2017, as the average ticket price on our top five films during fiscal 2018 only increased 1.1% compared to the average ticket price of the top five films during fiscal 2017. The top film last year, Star Wars: The Last Jedi, had a particularly high percentage of its admission revenues occur in our PLF auditoriums. In addition, the percentage of our total box office receipts attributable to 3D presentations during fiscal 2018 decreased compared to the percentage of our total box office receipts attributable to 3D presentations during fiscal 2017, meaning that 3D films had an unfavorable impact on our change in average ticket price during fiscal 2018 (a lower percentage of 3D films may result in a lower average ticket price due to the premium price associated with 3D). We currently expect that our average ticket price may increase again at our comparable theatres during fiscal 2019, but film mix will likely once again impact our final result, as strong PLF-friendly films such as the upcoming Avengers and Star Wars sequels (which would likely be favorable to an increased average ticket price) could be offset by a strong line-up of Disney family oriented films expected to be released during 2019, such as Dumbo, Aladdin, Toy Story 4, The Lion King and Frozen 2 (which would likely be unfavorable to an increased average ticket price). We expect the recently-acquired Movie Tavern theatres may have a very small (1%-2%) favorable impact on our overall average ticket price, as they operate in several larger markets in the East and South where market pricing tends to be higher than in our legacy Midwestern markets.

Our average concession sales per person increased 6.4% during fiscal 2018 compared to fiscal 2017. The increase in our concession sales per person contributed approximately $8.9 million, or 57%, to our comparable theatres concession revenues during fiscal 2018, contributing to our overall increased concession revenues during fiscal 2018 compared to fiscal 2017. Pricing, concession/food and beverage product mix and film product mix are the three primary factors that impact our concession sales per person. A change in concession product mix, including increased sales of higher priced non-traditional food and beverage items from our increasing number of Take Five Lounges, Zaffiro’s Express, Reel Sizzle and in-theatre dining outlets, as well as modest selected price increases we introduced in October 2017, were the primary reasons for our increased average concession sales per person during fiscal 2018. Conversely, we believe that the film product mix during the third quarter of fiscal 2018, when Incredibles 2 was the top film, likely reduced the growth of our overall average concession sales per person during that particular quarter, as family-oriented films tend not to contribute to sales of non-traditional food and beverage items as much as adult-oriented films. We currently expect to report increases in our average concession sales per person at our comparable theatres during fiscal 2019 compared to fiscal 2018 due to our increased number of non-traditional food and beverage outlets, although as noted above, several factors may impact our actual results in this key metric. We expect the recently-acquired Movie Tavern theatres may have a significant (20% or more) favorable impact on our overall average concession sales per person, as the average concession sales per person at these dine-in theatres are on average more than double the average concession sales per person we generally achieve at our average theatre without a dine-in option.

Our theatre division operating income increased during fiscal 2018 compared to fiscal 2017 due primarily to the increased revenues described above, partially offset by increased depreciation, higher film costs and several one-time costs. Depreciation costs have increased due to our significant recent investments in many of our theatres. Film costs increased during fiscal 2018 primarily due to the increased percentage of our admission revenues that were derived from our top five blockbuster films during fiscal 2018 compared to fiscal 2017 (discussed above). Film costs, expressed as a percentage of admission revenues, are generally greater for the very large blockbuster films. In addition, acquisition and preopening expenses of approximately $1.7 million related to the Movie Tavern acquisition negatively impacted our operating income during fiscal 2018. Conversely, preopening expenses of approximately $800,000 related to the opening of two new theatres negatively impacted our operating income during fiscal 2017. We currently estimate that we will incur additional acquisition and preopening expenses during the first quarter of fiscal 2019 related to the Movie Tavern acquisition of approximately $1.0 million, negatively impacting our fiscal 2019 operating results.

Operating margin for our theatre division was 19.9% for both fiscal 2018 and fiscal 2017. The increase in theatre division revenues related to our adoption of the new revenue recognition standard described above and our change in the presentation of cost reimbursements for managed theatres, both without a related material change in operating income, negatively impacted our operating margin during fiscal 2018 compared to fiscal 2017. Excluding the changes related to the new revenue recognition standard and the presentation of cost reimbursements, as well as excluding acquisition and preopening expenses in both years, our theatre division operating margin during fiscal 2018 was 20.4% compared to 20.2% during fiscal 2017, an increase of 0.2 percentage points, despite the negative impact of increased depreciation and film costs. Increased attendance generally favorably impacts our operating margin, particularly because the increased attendance has the effect of increasing our high-margin concession revenues and because fixed expenses become a lower percentage of revenues. Conversely, if a greater portion of our concession revenues is the result of the sale of non-traditional food and beverage items that typically have a higher product cost compared to traditional concession items, operating margins will likely be negatively impacted.

We expect our overall operating margin for our theatre division to decrease during fiscal 2019 as a result of the Movie Tavern acquisition. As indicated in the tables above, historically the relationship between admission revenues and concession revenues for our current theatre circuit has been approximately 60/40 – 60% admission revenues and 40% concession revenues. We expect that this same relationship at our recently-acquired Movie Tavern theatres will be closer to 40/60 – 40% admission revenues and 60% concession revenues. Being dine-in theatres, these concession revenues will consist primarily of non-traditional food and beverage items with a higher product cost as described above. This will result in a lower operating margin at those theatres. Labor costs are generally higher as a percentage of revenues at dine-in theatres as well, which will also negatively impact our operating margin. In addition, we currently own the vast majority of the land and buildings of our theatres, leasing only approximately 23% of our theatre circuit. Real estate ownership favorably impacts operating margin, as depreciation on real estate is generally significantly lower than rent expense. Conversely, all 22 acquired Movie Tavern theatres are leased, and we anticipate incurring approximately $15-$16 million of rent expense annually at these theatres. As a result, approximately 38% of our new combined theatre circuit will be leased and our total combined operating margin will go down accordingly. Despite the anticipated decline in operating margins in fiscal 2019 as a result of the Movie Tavern acquisition, we expect operating income to increase in fiscal 2019.

Other revenues, which include management fees, pre-show advertising income, family entertainment center revenues, surcharge revenues, rental income and gift card breakage income, may also impact operating margin. Other revenues increased by $7.3 million during fiscal 2018 compared to fiscal 2017. Approximately $4.9 million of the increase during fiscal 2018 related to the change in how we report internet surcharge ticketing fees. Prior to the new revenue recognition standard, we recorded these fees net of third-party commission or service fees. Under the new guidance that we adopted in the first quarter of fiscal 2018 (discussed above), we are recognizing ticket fee revenues based on a gross transaction price. This change had the effect of increasing other revenues and increasing other operating expense, but had no impact on operating income or net earnings. This change did, however, have a negative impact on operating margin. The remaining increase in other revenues is attributable primarily to increased preshow advertising income, internet surcharge ticketing revenues (excluding the impact of the accounting change) and breakage on presold discounted tickets, all of which had a favorable impact on operating margin in fiscal 2018. We currently expect other revenues to continue to increase in fiscal 2019 at comparable theatres. The recently-acquired Movie Tavern theatres will also contribute to an increase in our overall other revenues, likely proportionate to the number of new theatres added.

We did not add any new screens to existing theatres during fiscal 2018 or fiscal 2017. One new UltraScreen at a Marcus Wehrenberg theatre was under construction at the end of fiscal 2018 and opened during the first quarter of fiscal 2019. As noted above, we opened a 10-screen theatre in Minnesota in April 2017 and an eight-screen theatre in Wisconsin in June 2017. We ceased managing one five-screen theatre during the second quarter of fiscal 2018, and we closed and sold one eight-screen budget-oriented theatre during the fiscal 2017 second quarter. We lost one screen at a Marcus Wehrenberg theatre during the second quarter of fiscal 2018 in conjunction with a renovation that expanded the size of two adjacent auditoriums. During our fiscal 2017 third quarter, we converted an existing 12-screen first-run theatre to a budget-oriented theatre.

Admission revenues at comparable theatres during the first quarter of fiscal 2019 through the date of this report have decreased compared to the prior year comparable period due primarily to a weaker January and February film slate compared to the prior year, which included our top performing film for fiscal 2018, Black Panther. In addition, the first quarter of fiscal 2018 benefited from several strong 2017 holdover films, such as Star Wars; The Last Jedi, Jumanji: Welcome to the Jungle and The Greatest Showman. We did not have as many strong holdovers from 2018 that would benefit the first quarter of fiscal 2019. Snow and extreme cold in the Midwest in January and February likely also had a negative impact on admission revenues to date. Conversely, films such as Aquaman, Glass, The Lego Movie 2 and How to Train Your Dragon: Hidden World have contributed positively to our early fiscal 2019 results. Comparisons for the remainder of the quarter may improve due to anticipated strong performances from films such as Captain Marvel and Us. The anticipated film slate for the remainder of fiscal 2019 is currently expected to be quite strong, particularly during the second half of the year. Films that have potential to perform very well include Dumbo, Avengers: Endgame, John Wick: Chapter Three, Aladdin, The Secret Life of Pets 2, X-Men: Dark Phoenix, Toy Story 4, Spider-Man: Far From Home, The Lion King, It: Chapter Two, Joker, Frozen 2, Jumanji 3 and Star Wars: Episode IX. Generally, an increase in the quantity of films released, particularly from the seven major studios, increases the potential for more blockbusters in any given year, as does an increase in the quantity of films from established film series such as those listed above. Our goal is to continue to outperform the industry, but with the majority of our renovations now completed for our circuit, our ability to do so in any given quarter will likely be partially dependent upon film mix, weather, the competitive landscape in our markets and the impact of local sporting events.

Fiscal 2017 versus Fiscal 2016

Our theatre division fiscal 2017 revenues increased by 22.0% compared to fiscal 2016 due to the Marcus Wehrenberg theatres that we acquired during the fourth quarter of fiscal 2016 and new theatres we opened during fiscal 2016 and fiscal 2017, as well as an increase in our average ticket price and average concession revenues per person at comparable theatres, resulting in increased box admission revenues and concession revenues. Decreased attendance at comparable theatres due to a weaker film slate negatively impacted theatre division revenues and operating income during fiscal 2017 compared to fiscal 2016. Excluding the Marcus Wehrenberg theatres, the three theatres that we opened during fiscal 2016 and fiscal 2017, and cost reimbursements, comparable theatre division revenues decreased by 0.8% during fiscal 2017 compared to the prior year.

In December 2016, we acquired 14 owned and/or leased movie theatres in Missouri, Iowa, Illinois and Minnesota, along with Ronnie’s Plaza, an 84,000 square foot retail center in St. Louis, Missouri, from Wehrenberg and its affiliated entities for a purchase price of approximately $65 million, plus normal closing adjustments and less a negative net working capital balance that we assumed in the transaction. We funded the transaction using available borrowings under our existing credit facility. In conjunction with this transaction, we acquired the underlying real estate for six of the theatre locations as well as the retail center. The remaining leased locations include several leases that have been classified as capital leases. Nine of the 14 acquired Wehrenberg theatres operate in the greater St. Louis area. The Marcus Wehrenberg theatres contributed approximately $5.1 million and $(450,000), respectively, to our theatre division revenues and operating income for the two weeks that we owned them during fiscal 2016. The operating loss from the acquired theatres is due to approximately $2.0 million in one-time acquisition-related expenses.

Total theatre attendance increased 19.1% and total admission revenues increased 21.6% during fiscal 2017 compared to fiscal 2016. Excluding the Marcus Wehrenberg theatres, three theatres that we opened during fiscal 2016 and fiscal 2017, and two theatres that are no longer comparable to last year because their pricing policies were significantly changed as a result of new theatres we opened nearby, fiscal 2017 attendance and admission revenues at our comparable theatres decreased approximately 3.1% and 1.0%, respectively, compared to the prior year. The following table indicates our percentage change in comparable theatre attendance during each of the interim periods of fiscal 2017 compared to the same periods during fiscal 2016. In addition, the table compares the percentage change in our fiscal 2017 admission revenues (compared to the prior year) to the corresponding percentage change in the United States box office receipts (excluding new builds for the top ten theatre circuits) during the same periods (as compiled by us from data received from Rentrak, a national box office reporting service for the theatre industry):

	Change F17 v. F16
	1st Qtr.		2nd Qtr.		3rd Qtr.		4th Qtr.		Total

Pct. change in Marcus theatre attendance	+8.6%		-3.6%		-17.4%		+0.8%		-3.1%

Pct. change in Marcus box office revenues	+9.1%		-4.1%		-15.6%		+6.9%		-1.0%
Pct. change in U.S. box office revenues	+7.0%		-4.8%		-13.4%		+1.7%		-2.6%
Marcus outperformance v. U.S.	+2.1	pts	+0.7	pts	-2.2	pts	+5.2	pts	+1.6	pts

We outperformed the industry during fiscal 2017 by 1.6 percentage points. We believe our underperformance during the third quarter of fiscal 2017 was an anomaly, as evidenced by the fact that we outperformed the industry by over five percentage points during the fourth quarter of fiscal 2017. We believe our continued overall outperformance of the industry is attributable to the investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies that have increased attendance, including our $5 Tuesday promotion and our customer loyalty program (all of which are described in the “Current Plans” section of this MD&A).

Theatre attendance and corresponding box office revenues vary significantly from quarter to quarter due to a variety of factors. As evidenced by the change in United States box office revenues, our fiscal 2017 first and fourth quarter admission revenues and attendance were impacted by a stronger slate of movies compared to the same quarters during fiscal 2016. Conversely, our fiscal 2017 second and third quarter admission revenues and attendance were impacted by a weaker slate of movies compared to the same quarters during fiscal 2016.

The third quarter of fiscal 2017 was a very difficult period for the industry, with 10 straight weeks of decreased attendance and box office receipts in July and August, before ending with three strong weeks in September. We also believe that the particular mix of films during July 2017 was not as favorable to our Midwestern circuit as compared to the films released during July 2016. The top film during July 2016 was The Secret Life of Pets and this family-oriented film performed particularly well in our theatres compared to the rest of the nation, contributing to our comparative underperformance to the industry in July 2017 versus July 2016. Conversely, a stronger slate of movies during the first quarter of fiscal 2017, including the second best performing film of the year, Beauty and the Beast, and during the fourth quarter of fiscal 2017, including the top performing film of fiscal 2017, Star Wars: The Last Jedi, contributed to the improvement in attendance and box office performance during those periods compared to the same periods of the prior year.

We believe that the most significant factor contributing to variations in theatre attendance during fiscal 2017, as in other periods, was the quantity and quality of films released during the respective periods compared to the films released during the same periods of the prior year. Blockbusters (generally defined as films grossing more than $100 million nationally) accounted for a slightly decreased percentage of our total admission revenues during fiscal 2017, with our top 15 performing films accounting for 41% of our fiscal 2017 admission revenues compared to 43% during fiscal 2016. The following five top performing fiscal 2017 films accounted for nearly 20% of the total admission revenues for our circuit: Star Wars: The Last Jedi, Beauty and the Beast, Guardians of the Galaxy Vol. 2, It and Wonder Woman.

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

Excluding the Marcus Wehrenberg theatres, our average ticket price increased 2.6% during fiscal 2017 compared to fiscal 2016. The increase in our average ticket price contributed approximately $3.9 million to our comparable theatres admission revenues during fiscal 2017 compared to fiscal 2016, partially offsetting the impact of reduced attendance at comparable theatres during fiscal 2017. The increase was partially attributable to modest price increases we implemented in November 2016 and October 2017. In addition, the fact that we have increased our number of PLF screens, with a corresponding price premium, also contributed to our increased average ticket price during fiscal 2017. We also believe that a change in film product mix had a favorable impact on our average ticket price during fiscal 2017, as two of our top three films during fiscal 2016 were animated family movies (resulting in a higher percentage of lower-priced children’s tickets sold, compared to more adult-oriented and R-rated films that typically result in a higher average ticket price), compared to no animated family films among the top five films during fiscal 2017 and a particularly strong performance of Star Wars: The Last Jedi in our PLF auditoriums. Conversely, the percentage of our total admission revenues attributable to 3D presentations during fiscal 2017 decreased compared to the percentage of our total admission revenues attributable to 3D presentations during fiscal 2016, meaning that 3D films had an unfavorable impact on our change in average ticket price during fiscal 2017 (a lower percentage of 3D films may result in a lower average ticket price due to the premium price associated with 3D).

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

Operating margin for our theatre division decreased to 19.9% for fiscal 2017, compared to 21.7% for fiscal 2016. The aforementioned preopening expenses, in conjunction with the weaker film slate during fiscal 2017 and higher fixed costs, such as depreciation and amortization, rent and property taxes, due in part to the Wehrenberg acquisition, negatively impacted our theatre division operating margins during fiscal 2017 compared to fiscal 2016. Decreased attendance generally negatively impacts our operating margin, particularly because the decreased attendance has the effect of decreasing our high-margin concession revenues and because fixed expenses become a higher percentage of revenues. In addition, if a greater portion of our concession revenues is the result of the sale of non-traditional food and beverage items that typically have a higher product cost compared to traditional concession items, operating margins may be negatively impacted to a small extent. Excluding preopening expenses from the two new theatres added in fiscal 2017, the one-time incentive payment and transaction costs in fiscal 2016, and the change in accounting for cost reimbursements, our theatre division operating margin during fiscal 2017 was 20.2% compared to 21.5% during fiscal 2016. Film costs did not materially impact our operating margin during fiscal 2017 as compared to fiscal 2016.

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

Hotels and Resorts

The hotels and resorts division contributed 36.8% of our consolidated revenues and 12.3% of our consolidated operating income, excluding corporate items, during fiscal 2018, compared to 38.2% and 13.8%, respectively, during fiscal 2017 and 42.3% and 16.9%, respectively, during fiscal 2016. As of December 27, 2018, the hotels and resorts division owned and operated three full-service hotels in downtown Milwaukee, Wisconsin, a full-facility destination resort in Lake Geneva, Wisconsin and full-service hotels in Madison, Wisconsin, Chicago, Illinois, Lincoln, Nebraska and Oklahoma City, Oklahoma (we have a majority-ownership position in the Oklahoma City, Oklahoma hotel). In addition, the hotels and resorts division managed 13 hotels, resorts and other properties for other owners. Included in the 13 managed properties is one hotel owned by a joint venture in which we have a minority interest and two condominium hotels in which we own some or all of the public space. The following tables set forth revenues, operating income, operating margin and rooms data for the hotels and resorts division for the past three fiscal years:

			Change F18 v. F17			Change F17 v. F16
	F2018	F2017	Amt.	Pct.	F2016	Amt.	Pct.
	(in millions, except percentages)
Revenues	$259.9	$249.6	$10.3	4.1%	$243.2	$6.4	2.6%
Operating income	$12.5	$12.9	$(0.4)	-3.2%	$14.6	$(1.7)	-11.8%
Operating margin	4.8%	5.2%			6.0%

Available rooms at period-end	F2018	F2017	F2016
Company-owned	2,629	2,629	2,600
Management contracts with joint ventures	333	333	611
Management contracts with condominium hotels	480	480	480
Management contracts with other owners	1,833	1,399	1,231
Total available rooms	5,275	4,841	4,922

The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the last three fiscal years:

			Change F18 v. F17			Change F17 v. F16
	F2018	F2017	Amt.	Pct.	F2016	Amt.	Pct.
	(in millions, except percentages)
Room revenues	$108.8	$106.9	$1.9	1.8%	$105.2	$1.7	1.6%
Food/beverage revenues	72.8	70.6	2.2	3.0%	67.6	3.0	4.6%
Other revenues	45.3	43.4	1.9	4.6%	42.4	1.0	2.1%
	226.9	220.9	6.0	2.7%	215.2	5.7	2.6%
Cost reimbursements	33.0	28.7	4.3	15.0%	28.0	0.7	2.4%
Total revenues	$259.9	$249.6	$10.3	4.1%	$243.2	$6.4	2.6%

Fiscal 2018 versus Fiscal 2017

Our hotels and resorts division revenues increased 4.1% during fiscal 2018 compared to fiscal 2017 due to increased room revenues, food and beverage revenues, other revenues and increased cost reimbursements from our managed hotels. Room revenues increased due primarily to increased group business during fiscal 2018 compared to fiscal 2017. Food and beverage revenues increased during fiscal 2018 compared to fiscal 2017 partially due to our SafeHouse restaurant and bar in Chicago, Illinois, which opened in March 2017. Increased catering and banquet revenues also contributed to our overall increase in food and beverage revenues during fiscal 2018 compared to fiscal 2017. Other revenues increased during fiscal 2018 compared to fiscal 2017 due primarily to increased management fees and rental income. Cost reimbursements, described above, also increased during fiscal 2018 compared to fiscal 2017 due to an increase in the number of management contracts in this division. Excluding cost reimbursements from both years, our comparable hotels and resorts revenues increased 2.7% during fiscal 2018 compared to fiscal 2017.

Hotels and resorts division operating income and operating margin decreased by 3.2% and 0.4 percentage points (from 5.2% to 4.8%), respectively, during fiscal 2018 compared to fiscal 2017 due entirely to preopening expenses of approximately $500,000 and accelerated depreciation expense of approximately $3.7 million related to the project currently underway to convert the former InterContinental Milwaukee hotel into Saint Kate-The Arts Hotel. Preopening expenses and startup operating losses related to the new SafeHouse Chicago negatively impacted our operating income during fiscal 2017. Excluding the preopening expenses and accelerated depreciation expense from our fiscal 2018 operating income and the SafeHouse Chicago operating results from our fiscal 2017 operating income, operating income for our comparable hotels and resorts division during fiscal 2018 actually exceeded operating income during fiscal 2017 by approximately $3.4 million, or 23.2% ($17.9 million in fiscal 2018 compared to $14.5 million in fiscal 2017). Excluding these same items, our operating margin during fiscal 2018 was 8.0% compared to 6.6% in fiscal 2017. Our comparable hotels and resorts division operating income and operating margin increased during fiscal 2018 compared to fiscal 2017 due in part to increased management fees, improved performance at several owned hotels and overall strong cost control management.

The following table sets forth certain operating statistics, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

			Change F18 v. F17
Operating Statistics(1)	F2018	F2017	Amt.		Pct.

Occupancy percentage	74.5%	74.4%	0.1	pts	0.1%
ADR	$150.04	$148.07	$1.97		1.3%
RevPAR	$111.73	$110.17	$1.56		1.4%

(1)	These operating statistics represent averages of our comparable eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at four of our eight comparable company-owned properties during fiscal 2018 compared to fiscal 2017. According to data received from Smith Travel Research and compiled by us in order to analyze our fiscal 2018 results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 1.9% during fiscal 2018. Data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels also experienced an increase in RevPAR of 1.9% during fiscal 2018. We believe our slight RevPAR underperformance during fiscal 2018 compared to the industry metrics described above was likely due to the fact that our hotels are more dependent upon group business than some of our competitive hotels and that several hotels in our competitive sets had favorable comparisons to the prior year due to renovations and other unusual circumstances. The following table sets forth the change in our average occupancy percentage, ADR and RevPAR for each quarterly period of fiscal 2018 compared to fiscal 2017:

	Change F18 v. F17
	1st Qtr.		2nd Qtr.		3rd Qtr.		4th Qtr.

Occupancy percentage	-2.4	pts	0.4	pts	2.1	pts	0.2	pts
ADR	1.2%		-0.8%		2.5%		1.6%
RevPAR	-2.4%		-0.3%		5.2%		1.9%

As indicated in the table above, our RevPAR performance was much stronger during the second half of fiscal 2018 compared to the first half of fiscal 2018, driven primarily by variations in group business during each quarter. Our company-owned hotels, and in particular our largest hotels, derive a significant portion of their revenues from group business, and as a result, we are more susceptible to variations in RevPAR from quarter to quarter depending upon the strength of the group business market during that particular quarter. Group business also tends to have an impact on our food and beverage revenues because groups are more likely to use our banquet and catering services during their stay. As indicated in the quarterly results above, reduced group business negatively impacted several of our hotels during the first and second quarters of fiscal 2018 and increased group business favorably impacted several of our hotels during the third and fourth quarters of fiscal 2018 compared to the same periods in fiscal 2017. According to data received from Smith Travel Research and compiled by us in order to analyze our fiscal 2018 quarterly results, we outperformed our competitive sets during the first and fourth quarters of fiscal 2018 and underperformed our competitive sets during the second and third quarters of fiscal 2018. A particular challenge during the fiscal 2018 first and second quarters in our important Milwaukee market was that the comparable 2017 periods included two major NCAA basketball tournaments (fiscal 2017 first quarter) and the U.S. Open golf tournament (fiscal 2017 second quarter), both of which favorably impacted our results during the fiscal 2017 periods.

Our overall ADR increase in fiscal 2018 was primarily the result of a strong performance by our AC Hotel Chicago Downtown property – excluding this hotel, our overall ADR increase was only slightly positive. In particular, our ADR decreased during the fiscal 2018 second quarter due in large part to the comparison to the prior year period that included the U.S. Open in the Milwaukee market. Four of our eight comparable company-owned properties reported increased ADR during fiscal 2018 compared to fiscal 2017.

Group business also has an impact on our ADR. Typically, when we have substantial blocks of rooms committed to group business, we are able to raise rates with non-group business. Our two largest increases in ADR during fiscal 2018 – the third and fourth quarters – both coincided with increases in group business during the quarter. Conversely, leisure customers tend to be very loyal to online travel agencies, which is one of the reasons why we continue to experience some rate pressure. While we have been selective in choosing the online portals to which we grant access to our inventory, such portals are part of the booking landscape today, and our goal is to use them in the most efficient way possible.

Nationally, the pace of RevPAR growth has been declining over the past several years and many published reports by those who closely follow the hotel industry suggest that the United States lodging industry will experience very limited overall growth in RevPAR in calendar 2019, with some markets possibly experiencing small declines. Whether the relatively positive trends in the lodging industry over the last several years will continue depends in large part on the economic environment, as hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product. We also continue to monitor hotel supply in our markets, as increased supply without a corresponding increase in demand may have a negative impact on our results.

We generally expect our future revenue trends to track the overall industry trends, particularly in our respective markets. We are encouraged by the fact that, as of the date of this Annual Report on Form 10-K, our group room revenue bookings for future periods in fiscal 2019 – something commonly referred to in the hotels and resorts industry as “group pace” – are ahead of our group room revenue bookings for future periods as of March 13, 2018. Banquet and catering revenue pace for fiscal 2019 is also currently ahead of where we were last year at this same time. Conversely, several of our markets, including Oklahoma City, Oklahoma, Chicago, Illinois and Milwaukee, Wisconsin, have experienced an increase in room supply over the past several years that may be an impediment to any substantial increases in ADR in the near term. We believe that our hotels are less impacted by additional room supply than other hotels in the markets in which we compete, particularly in the Milwaukee market, due in large part to recent renovations that we have made to our hotels. The possible disruption of business from our renovations at the Hilton Madison at Monona Terrace (as discussed in the “Current Plans” section of this MD&A) may also have a slight negative impact on the results of that hotel during fiscal 2019.

As also discussed in the “Current Plans” section of this MD&A, we closed the InterContinental Milwaukee hotel in January 2019 and began a substantial renovation project that will convert this hotel into an experiential arts hotel in downtown Milwaukee – Saint Kate-The Arts Hotel. As noted above, our fiscal 2018 operating results were negatively impacted by preopening expenses for this project, as well as accelerated depreciation expense related to InterContinental Milwaukee assets that were disposed of in 2019 in conjunction with this major project. The hotel is currently expected to be closed for the first five months of fiscal 2019. As a result, we currently estimate that we will incur nonrecurring preopening expenses of approximately $1.2-$1.4 million during each of the first two quarters of fiscal 2019, negatively impacting our reported operating income from our hotels and resorts division during these periods.

In addition to the fact that we began managing the new Omaha Marriott Downtown at The Capitol District hotel in Omaha, Nebraska and the Sheraton Chapel Hill Hotel in Chapel Hill, North Carolina during the second half of fiscal 2017, our hotels and resorts division operating results during fiscal 2018 reflect the benefits of three new management contracts that we have recently obtained. In January 2018, we commenced management of the recently-opened Murieta Inn and Spa in Rancho Murieta, California. In April 2018, we commenced management of the DoubleTree by Hilton Hotel El Paso Downtown in El Paso, Texas. In August 2018, we commenced management of the recently-opened Courtyard by Marriott El Paso Downtown/Convention Center. These new management contracts have increased our portfolio to 21 owned and managed properties across the country.

Conversely, during fiscal 2017, we ceased management of the Sheraton Madison Hotel in Madison, Wisconsin and sold our 15% minority ownership interest in the property for a gain of approximately $300,000. Early in the fourth quarter of fiscal 2017, we ceased management of The Westin Atlanta Perimeter North in Atlanta, Georgia and sold our 11% minority interest in the property for a substantial gain of approximately $4.9 million. The loss of these management contracts has partially offset the benefits of the new management contracts described above.

As discussed in the “Current Plans” section of this MD&A, we are considering a number of potential growth opportunities that may impact fiscal 2019 operating results. In addition, if we were to sell one or more hotels during fiscal 2019, our fiscal 2019 operating results could be significantly impacted. The extent of any such impact will likely depend upon the timing and nature of the growth opportunity (pure management contract, management contract with equity, joint venture investment, or other opportunity) or divestiture (management retained, equity interest retained, etc.).

In October 2017, our then-current president and chief operating officer of our hotels and resorts division resigned to pursue global opportunities. Greg Marcus, our President and Chief Executive Officer, assumed operational oversight of this division and served as acting-president of our hotels and resorts division during fiscal 2018, supported by a strong and experienced senior leadership team. We anticipate hiring a new president of our hotels and resorts division during fiscal 2019.

Fiscal 2017 versus Fiscal 2016

Our hotels and resorts division revenues increased 2.6% during fiscal 2017 compared to fiscal 2016 due primarily to increased food and beverage revenues from our new SafeHouse restaurant and bar in Chicago, Illinois that we opened on March 1, 2017, increased room revenues at the Grand Geneva Resort & Spa due to our addition of 29 new all-season villas in May 2017, increased room revenues at our other existing company-owned hotels, increased other revenues from our EscapeHouse Chicago and in-house web design and laundry businesses and increased cost reimbursements from our managed hotels, partially offset by a small decrease in management fee revenues. Excluding the SafeHouse Chicago, EscapeHouse Chicago, management company revenues and cost reimbursements from both years, our comparable hotels and resorts revenues increased 1.6% during fiscal 2017 compared to fiscal 2016.

Hotels and resorts division operating income and operating margin decreased by 11.8% and 0.8 percentage points (from 6.0% to 5.2%), respectively, during fiscal 2017 compared to fiscal 2016 due entirely to preopening expenses and startup operating losses related to the new SafeHouse Chicago and a reduction in profits from our management business (due in part to a small one-time favorable adjustment during the prior year). Excluding these two items, as well as the change in the accounting for certain pension expenses described above, operating income for our hotels and resorts division during fiscal 2017 actually exceeded operating income during fiscal 2016 by approximately $200,000, or 1.7%. Excluding these same items, as well as the impact of the change in accounting for cost reimbursements, our operating margin during both fiscal 2017 and fiscal 2016 was 5.3%. A small increase in revenue per available room for comparable hotels during fiscal 2017 contributed to the improved operating results for comparable hotels.

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

RevPAR increased at four of our eight comparable company-owned properties during fiscal 2017 compared to fiscal 2016. According to data received from Smith Travel Research and compiled by us in order to analyze our fiscal 2017 results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 0.6% during fiscal 2017. Data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced a decrease in RevPAR of 3.0% during fiscal 2017. We believe our RevPAR increases during fiscal 2017 exceeded the United States results by 0.3 percentage points and competitive set results by 3.9 percentage points partially due to our success replacing some of the decline in group business with an increase in non-group business. The following table sets forth the change in our average occupancy percentage, ADR and RevPAR for each quarterly period of fiscal 2017 compared to fiscal 2016:

	Change F17 v. F16
	1st Qtr.		2nd Qtr.		3rd Qtr.		4th Qtr.

Occupancy percentage	3.1	pts	-2.0	pts	-0.1	pts	0.9	pts
ADR	-0.3%		1.1%		-0.4%		1.4%
RevPAR	4.4%		-1.5%		-0.4%		2.7%

As indicated in the table above, our RevPAR performance was much stronger during the first and fourth quarters of fiscal 2017 compared to the second and third quarters of fiscal 2017, driven primarily by variations in group business during each quarter. As indicated in the quarterly results above, reduced group business negatively impacted several of our hotels during the second and third quarters of fiscal 2017 and increased group business favorably impacted several of our hotels during the first and fourth quarters of fiscal 2017 compared to the same periods in fiscal 2016. A particular challenge during the fiscal 2017 third quarter was a decrease in group sales productivity in which an unusually high number of groups contributed less actual rooms sold than were originally booked. We believe the reduced group occupancy during the second and third quarters of fiscal 2017 was related to difficult comparisons to the prior year during several months at those particular properties.

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

As we continue to increase our visibility as a national hotel management company, we believe that one of our major strengths is the established infrastructure we bring to hotel owners and developers. This includes our highly-regarded web development team that has produced nationally recognized websites, mobile apps and social media campaigns. In addition, during our fiscal 2016 fourth quarter, we expanded the capacity of our wholly-owned laundry facility, Wisconsin Hospitality Linen Service (WHLS), to increase our ability to provide laundry services to a growing number of hotels and other hospitality businesses seeking to out-source these services and we expect to continue to grow that business.

During fiscal 2017, we ceased management of the Sheraton Madison Hotel in Madison, Wisconsin and sold our 15% minority ownership interest in the property for a gain of approximately $300,000. Early in the fourth quarter of fiscal 2017, we ceased management of The Westin Atlanta Perimeter North in Atlanta, Georgia and sold our 11% minority interest in the property for a substantial gain of approximately $4.9 million. Conversely, during fiscal 2017, we began managing the new Omaha Marriott Downtown at The Capitol District hotel in Omaha, Nebraska and the Sheraton Chapel Hill Hotel in Chapel Hill, North Carolina.

Liquidity and Capital Resources

Liquidity

Our theatre and hotels and resorts divisions each generate significant and relatively consistent daily amounts of cash, subject to seasonality described above, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of $141 million of unused credit lines at the end of fiscal 2018, are adequate to support the ongoing operational liquidity needs of our businesses during fiscal 2019.

We are party to a revolving credit agreement (the “Credit Agreement”) that matures on June 16, 2021 with an initial maximum aggregate amount of availability of $225 million. Availability under the revolving credit facility is reduced by outstanding letters of credit ($4.8 million as of December 27, 2018). We may request to increase the aggregate amount of the revolving credit facility and/or term loan commitments under the Credit Agreement, including by the addition of one or more tranches of term loans, by an aggregate amount of up to $75 million, subject to certain conditions, which include, among other things, the absence of any default or event of default under the Credit Agreement.

The majority of our other long-term debt consists of senior notes and mortgages with annual maturities of $9.8 million and $24.1 million in fiscal 2019 and 2020, respectively.

The Credit Agreement and the senior notes impose various financial covenants applicable to The Marcus Corporation and certain of our subsidiaries. As of December 27, 2018, we were in compliance with all of the financial covenants imposed by the Credit Agreement and the senior notes, and we expect to be able to meet such financial covenants during the remainder of fiscal 2019.

Financial Condition

Fiscal 2018 versus Fiscal 2017

Net cash provided by operating activities totaled $137.4 million during fiscal 2018 compared to $109.0 million during fiscal 2017, an increase of $28.4 million, or 26.0%. The increase in net cash provided by operating activities was due primarily to increased depreciation and amortization and deferred income taxes in fiscal 2018, as well as the favorable timing in the payment of income taxes and the collection of accounts and notes receivable in fiscal 2018, partially offset by decreased net earnings and the unfavorable timing in the payment of accounts payable in fiscal 2018.

Net cash used in investing activities during fiscal 2018 totaled $59.3 million compared to $101.2 million during fiscal 2017, a decrease of $41.9 million, or 41.4%. The decrease in net cash used in investing activities was primarily the result of the decreased capital expenditures during fiscal 2018 compared to fiscal 2017, partially offset by decreased proceeds from the disposals of property, equipment and other assets and the sale of interests in joint ventures during fiscal 2018 compared to fiscal 2017. Proceeds from disposals of property, equipment and other assets of $4.5 million and sale of interests in joint ventures of $6.7 million during fiscal 2017 included proceeds from the sale of two hotel joint ventures, two former theatres, two parcels of excess land at theatre locations and our interest in Movietickets.com.

Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $58.7 million during fiscal 2018 compared to $114.8 million during fiscal 2017, a decrease of $56.1 million, or 48.9%. We incurred capital expenditures of approximately $600,000 and $23.8 million, respectively, during fiscal 2018 and fiscal 2017 related to development costs of three new theatres, two of which opened during fiscal 2017 and one of which is currently under construction and is scheduled to open during fiscal 2019. We did not incur any capital expenditures related to developing new hotels during either period. We incurred approximately $43.6 million and $93.7 million, respectively, of capital expenditures during fiscal 2018 and fiscal 2017 in our theatre division, including the aforementioned costs associated with constructing new theatres, as well as costs associated with the addition of DreamLounger recliner seating, our Take Five Lounge and Zaffiro’s Express and food and beverage concepts, and UltraScreen DLX and SuperScreen DLX premium large format screens at selected theatres, each as described in the “Current Plans” section of this MD&A. We incurred approximately $14.9 million of capital expenditures in our hotels and resorts division during fiscal 2018, including costs associated with the renovation of the Madison Hilton at Monona Terrace and the conversion of the former InterContinental Milwaukee hotel into Saint Kate-The Arts Hotel, as well as other maintenance capital projects at our company-owned hotels and resorts. During fiscal 2017, we incurred approximately $20.6 million of capital expenditures in our hotels and resorts division, including costs associated with the development of our SafeHouse Chicago location, our development of new villas at the Grand Geneva Resort & Spa described above and various maintenance capital projects at our owned hotels and resorts. We did not incur any acquisition-related capital expenditures during fiscal 2018 or fiscal 2017. Our current estimated fiscal 2019 cash capital expenditures (including acquisition-related cash capital expenditures) which we anticipate may be in the $105-$125 million range, are described in greater detail in the “Current Plans” section of this MD&A.

Net cash used in financing activities during fiscal 2018 totaled $76.9 million compared to net cash provided by financing activities of $4.2 million during fiscal 2017. The increase in net cash provided by operating activities and the decrease in net cash used in investing activities allowed us to reduce our long term debt during fiscal 2018, resulting in the increase in net cash used in financing activities during fiscal 2018.

We used excess cash during fiscal 2018 and fiscal 2017 to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. As a result, we added $203.0 million of new short-term borrowings and we made $254.0 million of repayments on short-term borrowings during fiscal 2018 (net decrease in borrowings on our credit facility of $51.0 million) compared to $322.0 million of new short-term borrowings and $332.0 million of repayments on short-term borrowings made during fiscal 2017 (net decrease in net borrowings on our credit facility of $10.0 million), accounting for a significant portion of the increase in net cash used in financing activities during fiscal 2018.

Also contributing to our increase in net cash used in financing activities during fiscal 2018 compared to net cash provided by financing activities during fiscal 2017 was the fact that we received proceeds from the issuance of long-term debt totaling $65.0 million during fiscal 2017, including the proceeds from our issuance of $50.0 million of senior notes. In addition, we repaid a mortgage note that matured in January 2017 with a balance of $24.2 million as of December 29, 2016 during fiscal 2017 and replaced it with borrowings under our revolving credit facility and the issuance of a $15.0 million mortgage note. We made principal payments on long-term debt totaling $12.2 million during fiscal 2018 compared to $36.3 million during fiscal 2017 (including the mortgage note repayment described above).

Our debt-to-capitalization ratio (excluding our capital lease obligations) was 0.33 at December 27, 2018 compared to 0.40 at December 28, 2017. Based upon our current expectations for our fiscal 2019 capital expenditures, we anticipate that our total long-term debt may increase slightly during fiscal 2019. Our debt-to-capitalization ratio, however, may not change significantly during fiscal 2019 compared to fiscal 2018 due to an increase in shareholders equity resulting from our issuance of common stock in conjunction with the Movie Tavern acquisition. Our actual total long-term debt and debt-to-capitalization ratio at the end of fiscal 2019 are dependent upon, among other things, our actual operating results, capital expenditures, potential acquisitions, asset sales proceeds and potential equity transactions during the year.

We repurchased approximately 83,000 shares of our common stock for approximately $2.9 million and 29,000 shares of our common stock for approximately $850,000, respectively, during fiscal 2018 and fiscal 2017 in conjunction with the exercise of stock options. As of December 27, 2018, approximately 2.8 million shares of our common stock remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.

We paid regular quarterly dividends totaling $16.4 million and $13.5 million, respectively, during fiscal 2018 and fiscal 2017. During the first quarter of fiscal 2018, we increased our regular quarterly common stock cash dividend by 20.0% to $0.15 per common share. During the first quarter of fiscal 2019, we increased our regular quarterly common stock cash dividend by an additional 6.7% to $0.16 per common share. Total dividends paid during fiscal 2019 will also increase due to the issuance of 2.45 million shares of common shares in conjunction with the Movie Tavern acquisition.

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

Net cash used in investing activities during fiscal 2017 totaled $101.2 million compared to $141.1 million during fiscal 2016, a decrease of $39.9 million, or 28.3%. The decrease in net cash used in investing activities was primarily the result of the purchase of the Wehrenberg theatres during fiscal 2016, partially offset by increased capital expenditures during fiscal 2017 compared to fiscal 2016. Increased proceeds from the disposals of property, equipment and other assets and the sale of interests in joint ventures during fiscal 2017 also contributed to the decrease in net cash used in investing activities during fiscal 2017 compared to fiscal 2016. Proceeds from disposals of property, equipment and other assets of $4.5 million and sale of interests in joint ventures of $6.7 million during fiscal 2017 included proceeds from the sale of two hotel joint ventures, two former theatres, two parcels of excess land at theatre locations and our interest in Movietickets.com. We also sold a partial interest in a joint venture during fiscal 2016 (the Hotel Zamora, St. Pete Beach, Florida), which reduced our net cash used in investing activities during fiscal 2016.

Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $114.8 million during fiscal 2017 compared to $83.6 million during fiscal 2016, an increase of $31.2 million, or 37.3%. We incurred capital expenditures of $23.8 million and $27.9 million, respectively, during fiscal 2017 and fiscal 2016 related to real estate purchases and development costs of three new theatres, one of which opened during the fourth quarter of fiscal 2016 and two of which opened during fiscal 2017. We did not incur any capital expenditures related to developing new hotels during either period. We incurred approximately $93.7 million and $68.8 million, respectively, of capital expenditures during fiscal 2017 and fiscal 2016 in our theatre division, including the aforementioned costs associated with constructing new theatres, as well as costs associated with the addition of DreamLounger recliner seating, our Take Five Lounge, Zaffiro’s Express and Reel Sizzle food and beverage concepts, and UltraScreen DLX and SuperScreen DLX premium large format screens at selected theatres. We incurred approximately $20.6 million of capital expenditures in our hotels and resorts division during fiscal 2017, including costs associated with the development of our new SafeHouse Chicago location, our development of new villas at the Grand Geneva Resort & Spa described above and various maintenance capital projects at our owned hotels and resorts. During fiscal 2016, we incurred approximately $14.7 million of capital expenditures in our hotels and resorts division, including costs associated with the renovation of The Skirvin Hilton and SafeHouse Milwaukee, expansion of WHLS and development of our new SafeHouse Chicago, as well as other maintenance capital projects at our company-owned hotels and resorts. As described above, we incurred acquisition-related capital expenditures in our theatre division of $63.8 million during fiscal 2016 (purchase price of $65.0 million, net of a negative working capital balance that we assumed in the transaction). We did not incur any acquisition-related capital expenditures in our theatre division during fiscal 2017.

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

We received proceeds from the issuance of long-term debt totaling $65.0 million during fiscal 2017, including the proceeds from our issuance of $50.0 million of senior notes. In addition, we repaid a mortgage note that matured in January 2017 with a balance of $24.2 million as of December 29, 2016 during fiscal 2017 and replaced it with borrowings under our revolving credit facility and the issuance of a $15.0 million mortgage note bearing interest at LIBOR plus 2.75%, requiring monthly principal and interest payments and maturing in fiscal 2020. We made principal payments on long-term debt totaling $36.3 million during fiscal 2017 (including the mortgage note repayment described above) compared to payments of $52.3 million during fiscal 2016. Fiscal 2016 repayments included our repayment of a $37.2 million term loan from our prior credit agreement.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The following schedule details our contractual obligations at December 27, 2018 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$238,820	$9,957	$114,392	$22,080	$92,391
Interest on fixed-rate long term debt(1)	42,765	7,989	13,586	10,014	11,176
Pension obligations	35,640	1,378	3,080	2,982	28,200
Operating lease obligations	130,627	11,317	19,839	18,948	80,523
Capital lease obligations	31,106	3,073	5,657	5,436	16,940
Construction commitments	24,757	24,757	–	–	–
Total contractual obligations	$503,715	$58,471	$156,554	$59,460	$229,230

(1)	Interest on variable-rate debt obligations is excluded due to significant variations that may occur in each year related to the amount of variable-rate debt and the accompanying interest rate.

As of December 27, 2018, we had an additional capital lease obligation of $4.0 million related to digital cinema equipment. The maximum amount we could be required to pay under this obligation is approximately $6.2 million per year until the obligation is fully satisfied. We believe the possibility of making any payments on this obligation is remote. Additional detail describing this obligation is included in Note 6 to our consolidated financial statements.

Additional detail describing our long-term debt is included in Note 6 to our consolidated financial statements.

As of December 27, 2018, we had no additional material purchase obligations other than those created in the ordinary course of business related to property and equipment, which generally have terms of less than 90 days. We had long-term obligations related to our employee benefit plans, which are discussed in detail in Note 8 to our consolidated financial statements. We have not included uncertain tax obligations in the table of contractual obligations set forth above due to uncertainty as to the timing of any potential payments.

As of December 27, 2018, we had approximately two years remaining on our office lease.

As of December 27, 2018, we had no debt or lease guarantee obligations.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, and we manage our exposure to this market risk by monitoring available financing alternatives.

Variable interest rate debt outstanding as of December 27, 2018 was $93.7 million, carried an average interest rate of 3.8% and represented 39.2% of our total debt portfolio. After adjusting for outstanding swap agreements described below, variable interest rate debt outstanding as of December 27, 2018 was $43.7 million, carried an average interest rate of 4.1% and represented 18.3% of our total debt portfolio. Our earnings are affected by changes in short-term interest rates as a result of our borrowings under our revolving credit facility. Based upon the interest rates in effect on our variable rate debt outstanding as of December 27, 2018, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $440,000, taking our outstanding swap agreements into consideration.

Fixed interest rate debt totaled $145.6 million as of December 27, 2018, carried an average interest rate of 4.5% and represented 60.8% of our total debt portfolio. After adjusting for outstanding swap agreements described below, fixed interest rate debt totaled $195.6 million as of December 27, 2018, carried an average interest rate of 4.3% and represented 81.7% of our total debt portfolio. Fixed interest rate debt included the following: senior notes bearing interest semiannually at fixed rates ranging from 4.02% to 6.55%, maturing in fiscal 2019 through 2027; and fixed rate mortgages and other debt instruments bearing interest from 3.00% to 5.75%, maturing in fiscal 2025 and 2042. The fair value of our fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 27, 2018, the fair value of our $118.0 million of senior notes was approximately $110.0 million. Based upon the respective rate and prepayment provisions of our remaining fixed interest rate mortgage and unsecured term note at December 27, 2018, the carrying amounts of such debt approximated fair value as of such date.

The variable interest rate debt and fixed interest rate debt outstanding as of December 27, 2018 matures as follows (in thousands):

	F2019	F2020	F2021	F2022	F2023	Thereafter	Total
Variable interest rate	$174	$14,521	$79,000	$–	$–	$–	$93,695
Fixed interest rate	9,925	9,965	11,015	11,065	11,117	92,502	145,589
Debt issuance costs	(142)	(57)	(52)	(51)	(51)	(111)	(464)
Total debt	$9,957	$24,429	$89,963	$11,014	$11,066	$92,391	$238,820

We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments. Payments or receipts on the agreements are recorded as adjustments to interest expense. We had one outstanding interest rate swap agreement at December 28, 2017 covering $25.0 million that expired on January 22, 2018. Under this swap agreement, we paid a defined fixed rate while receiving a defined variable rate based on LIBOR, effectively converting $25.0 million of our borrowing under our Credit Agreement to a fixed rate. The swap agreement did not materially impact our fiscal 2018 or fiscal 2017 earnings.

On March 1, 2018, we entered into two interest rate swap agreements covering $50.0 million of floating rate debt which require us to pay interest at a defined fixed rate while receiving interest at a defined variable rate of one-month LIBOR. The first swap has a notional amount of $25.0 million, expires on March 1, 2021 and has a fixed rate of 2.559%. The second swap has a notional amount of $25.0 million, expires on March 1, 2023 and has a fixed rate of 2.687%. The interest rates swaps are considered effective for accounting purposes and qualify as cash flow hedges. These swap agreements did not materially impact our fiscal 2018 earnings and we do not expect the interest rate swaps to materially impact our fiscal 2019 earnings.

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

•	We review long-lived assets, including fixed assets and investments in joint ventures, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. In assessing the recoverability of these assets, we must make assumptions regarding the estimated future cash flows and other factors that a market participant would make to determine the fair value of the respective assets. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance and anticipated sales prices. Our estimates of undiscounted cash flows are sensitive to assumed revenue growth rates and may differ from actual cash flows due to factors such as economic conditions, changes to our business model or changes in our operating performance and anticipated sales prices. For long-lived assets other than goodwill, if the sum of the undiscounted estimated cash flows (excluding interest) is less than the current carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. We did not report any impairment losses during fiscal 2018, fiscal 2017 or fiscal 2016.

•	Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level. When reviewing goodwill for impairment, we consider the amount of excess fair value over the carrying value of the reporting unit, the period of time since the last quantitative test, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, we assess numerous factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. Examples of qualitative factors that we assess include our share price, our financial performance, market and competitive factors in our industry, and other events specific to the reporting unit. If we conclude that it is more likely than not that the fair value of our reporting unit is less than its carrying value, we perform a two-step quantitative test by comparing the carrying value of the reporting unit to the estimated fair value. Primarily all of our goodwill relates to our theatre segment. The fair value of our theatre reporting unit exceeded our carrying value for fiscal 2018, fiscal 2017 and fiscal 2016 by a substantial amount.

•	Depreciation expense is based on the estimated useful life of our assets. The life of the assets is based on a number of assumptions, including cost and timing of capital expenditures to maintain and refurbish the asset, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of the assets. During fiscal 2018, we changed the estimated lives of certain assets at our former InterContinental Milwaukee hotel due to our decision to convert this hotel into a new, art-themed hotel named Saint Kate, The Arts Hotel. As a result, we reported additional depreciation of approximately $3.7 million during fiscal 2018.

Accounting Changes

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), intended to improve financial reporting related to leasing transactions. ASU No. 2016-02 requires a lessee to recognize a right-of-use (ROU) asset and a lease liability for most leases. The new guidance will also require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from the leases. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of net earnings. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASU No. 2016-02 and allows entities the option to initially apply Topic 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new standard is effective for fiscal years beginning after December 15, 2018. We adopted the new accounting standard as of the first day of fiscal 2019 using the modified retrospective approach, which will result in the cumulative effect of adoption recognized at the date of application, rather than as of the earliest period presented. As a result, no adjustment will be made to prior period financial information and disclosures.

In conjunction with the adoption of the new standard, companies are able to elect several practical expedients to aid in the transition to Topic 842. We expect to elect the package of practical expedients which permits us to forego reassessment of our prior conclusions related to lease identification, lease classification and initial direct costs. Topic 842 also provides practical expedients for an entity’s ongoing accounting. We expect to elect the practical expedient to not separate lease and non-lease components for all of our leases. We also expect to make a policy election not to apply the lease recognition requirements for short-term leases.. As a result, we will not recognize right-of-use  assets or lease liabilities for short-term leases that qualify for the policy election (those with an initial term of 12 months or less which do not include a purchase or renewal option which is reasonably certain to be exercised), but instead will recognize these lease payments as lease costs on a straight-line basis over the lease term.

We are finalizing our evaluation of the impact of the adoption of Topic 842 on our consolidated financial statements, and expect a material impact related to the recognition of ROU assets and lease liabilities on the consolidated balance sheet for assets currently subject to operating leases. We will recognize lease liabilities representing the present value of the remaining future minimum lease payments for all of our operating leases as of December 28, 2018. We estimate that the amount recorded related to these liabilities will be between $75,000,000 and $100,000,000. We will recognize ROU assets for all assets subject to operating leases in an amount equal to the operating lease liabilities, adjusted for the balances of long-term prepaid rent, favorable lease intangible assets, deferred lease expense, unfavorable lease liabilities and deferred lease incentive liabilities as of December 28, 2018.

We do not believe adoption of the new standard will have a material effect on our consolidated statements of net earnings or our consolidated statements of cash flows.

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

In August 2018, the FASB issued ASU No. 2018-04, Compensation—Retirement Benefits—Defined Benefit Plans—General, designed to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. ASU No. 2018-14 is effective for us in fiscal 2021 and early application is permitted. We are evaluating the effect that the guidance will have on our financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, (ASU No. 2018-13). The purpose of ASU No. 2018-13 is to improve the disclosures related to fair value measurements in the financial statements. The improvements include the removal, modification and addition of certain disclosure requirements primarily related to Level 3 fair value measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within that year. The amendments in ASU No. 2018-13 should be applied prospectively. We do not expect ASU No. 2018-13 to have a significant impact on our consolidated financial statements.

On December 29, 2017, we adopted and applied to all contracts ASU No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We elected the modified retrospective method for the adoption of ASU No. 2014-09 and its related ASU amendments. Under this method, we recognized the cumulative effect of the changes in retained earnings at the date of adoption. Reported financial information for the historical comparable periods was not revised and continues to be reported under the accounting standards in effect during the historical periods.

We performed a review of the requirements of ASU No. 2014-09 and related ASUs in preparation for adoption of the new standard. We reviewed our key revenue streams and related customer contracts and have applied the five-step model of the standard to these revenue streams and compared the results to our current accounting practices. The majority of our revenues continue to be recognized in a manner consistent with historical practice. See Note 2 for further discussion.

On December 29, 2017, we adopted ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which primarily affects the accounting for equity investments, financial liabilities under fair value option, and the presentation and disclosure requirements of financial instruments. Upon adoption, we made an $11,000 cumulative effect adjustment to reclassify the unrealized loss of an equity investment previously classified as available for sale from accumulated other comprehensive loss to opening retained earnings. All future changes in fair value for this equity security will be recognized through net earnings. In addition, we hold two investments that were previously accounted for under the cost method of accounting, which under ASU No. 2016-01 were deemed to not have readily determinable fair values and thus were not impacted by the adoption of ASU No. 2016-01. The adoption of this standard did not have a material impact on such investments or our consolidated financial statements.

On December 29, 2017, we adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The standard must be applied using a retrospective transition method for each period presented. The adoption of the new standard did not have an effect on our consolidated financial statements.

On December 29, 2017, we adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As such, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning of period and ending of period total amount shown on the statement of cash flows. ASU No. 2016-18 was applied on a retrospective basis and prior periods were adjusted to conform to the current period’s presentation. Upon adoption, we recorded a $967,000 and $12,553,000 increase in net cash used in investing activities for fiscal 2017 and fiscal 2016, respectively, related to reclassifying the changes in our restricted cash balance from investing activities to cash and cash equivalent balances within the consolidated statement of cash flows.

On December 29, 2017, we adopted ASU No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance and providing a more robust framework to assist reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The adoption of the new standard did not have an effect on our consolidated financial statements.

On December 29, 2017, we adopted ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU No. 2017-05 clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term “in-substance nonfinancial asset.” It also covers the transfer of nonfinancial assets to another entity in exchange for a non-controlling ownership interest in that entity. The adoption of the new standard did not have an effect on our consolidated financial statements.

On December 29, 2017, we adopted ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Benefit Cost. The ASU requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are to be presented separately, in an appropriately titled line item outside of any subtotal of operating income or disclosed in the footnotes. The standard also limits the amount eligible for capitalization to the service cost component. ASU No. 2017-07 was applied on a retrospective basis and the prior periods were adjusted to conform to the current period’s presentation. For fiscal 2017 and fiscal 2016, expense of $1,712,000 and $1,519,000, respectively, was reclassified from operating income to other expense outside of operating income in the consolidated statements of earnings.

On December 29, 2017, we adopted ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce both the diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The adoption of the new standard did not have an effect on our consolidated financial statements.

On December 29, 2017, we early adopted ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in Accounting Standards Codification 815, Derivatives and Hedging (Topic 815). ASU No. 2017-12 is designed to improve the transparency and understandability of information about an entity’s risk management activities and to reduce the complexity of and simplifying the application of hedge accounting. The adoption of the new standard did not have an effect on our consolidated financial statements.

On December 29, 2017, we early adopted ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in ASU No. 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in ASU No. 2018-02 also require certain disclosures about stranded tax effects. Upon adoption, we made a $1,574,000 cumulative effect adjustment from accumulated other comprehensive loss to opening retained earnings due to the effect of the change in the U.S. federal corporate income tax rate resulting from the Tax Cuts and Jobs Act of 2017.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 27, 2018. The Company’s auditors, Deloitte & Touche LLP, have issued an attestation report on our internal control over financial reporting. That attestation report is set forth in this Item 8.

Gregory S. Marcus President and Chief Executive Officer	Douglas A. Neis Executive Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of The Marcus Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Marcus Corporation and subsidiaries (the "Company") as of December 27, 2018 and December 28, 2017, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 27, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2018 and December 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 27, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

March 12, 2019

We have served as the Company's auditor since 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of The Marcus Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Marcus Corporation and subsidiaries (the “Company”) as of December 27, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 27, 2018, of the Company and our report dated March 12, 2019, expressed an unqualified opinion on those financial statements.

Basis for Opinion

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 12, 2019

THE MARCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 27, 2018	December 28, 2017
Assets
Current assets:
Cash and cash equivalents (Note 1)	$17,114	$16,248
Restricted cash (Note 1)	4,813	4,499
Accounts and notes receivable, net of reserves (Note 5)	25,684	27,230
Refundable income taxes	5,983	15,335
Other current assets (Note 1)	15,355	13,409
Total current assets	68,949	76,721

Property and equipment, NET (Note 5)	840,043	860,064

Other assets:
Investments in joint ventures (Note 11)	4,069	4,239
Goodwill (Note 1)	43,170	43,492
Other (Note 5)	33,100	33,281
Total other assets	80,339	81,012
Total assets	$989,331	$1,017,797

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$37,452	$51,541
Taxes other than income taxes	18,743	19,638
Accrued compensation	17,547	15,627
Other accrued liabilities (Note 1)	59,645	53,291
Current portion of capital lease obligations (Note 6)	5,912	7,570
Current maturities of long-term debt (Note 6)	9,957	12,016
Total current liabilities	149,256	159,683

CAPITAL LEASE OBLIGATIONS (Note 6)	22,208	28,282

Long-term debt (Note 6)	228,863	289,813

Deferred income taxes (Note 9)	41,977	38,233

Deferred compensation and other (Note 8)	56,908	56,662

commitments AND license rights (Note 10)

equity (Note 7):
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	–	–
Common Stock:
Common Stock, $1 par; authorized 50,000,000 shares; issued 22,843,096 shares at December 27, 2018 and 22,655,517 shares at December 28, 2017	22,843	22,656
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 8,346,417 at December 27, 2018 and 8,533,996 shares at December 28, 2017	8,347	8,534
Capital in excess of par	63,830	61,452
Retained earnings	439,178	403,206
Accumulated other comprehensive loss	(6,758)	(7,425)
	527,440	488,423
Less cost of Common Stock in treasury (2,839,079 shares at December 27, 2018, and 3,335,745 shares at December 28, 2017)	(37,431)	(43,399)
Total shareholders’ equity attributable to The Marcus Corporation	490,009	445,024
Noncontrolling interests	110	100
Total equity	490,119	445,124
Total liabilities and shareholders’ equity	$989,331	$1,017,797

See accompanying notes.

The Marcus Corporation

Consolidated Statements of EARNINGS

(in thousands, except per share data)

	Year Ended
	December 27,	December 28,	December 29,
	2018	2017	2016
Revenues:
Theatre admissions	$246,385	$227,091	$186,768
Rooms	108,786	106,876	105,167
Theatre concessions	166,564	148,989	120,975
Food and beverage	72,771	70,627	67,551
Other revenues	78,329	69,131	63,403
	672,835	622,714	543,864
Cost reimbursements	34,285	30,838	30,460
Total revenues	707,120	653,552	574,324

Costs and expenses:
Theatre operations	217,851	197,270	160,729
Rooms	41,181	40,286	40,213
Theatre concessions	47,522	43,634	32,407
Food and beverage	58,662	59,375	55,526
Advertising and marketing	23,775	23,960	21,582
Administrative	72,116	66,954	62,101
Depreciation and amortization	61,342	51,719	41,832
Rent (Note 10)	11,267	11,869	8,384
Property taxes	19,396	18,815	16,257
Other operating expenses	36,534	31,525	33,360
Reimbursed costs	34,285	30,838	30,460
Total costs and expenses	623,931	576,245	502,851

OPERATING INCOME	83,189	77,307	71,473

OTHER INCOME (EXPENSE):
Investment income	208	588	298
Interest expense	(13,079)	(12,100)	(9,176)
Other expense	(1,985)	(1,712)	(1,519)
Gain (loss) on disposition of property, equipment and other assets	(1,342)	3,981	(844)
Equity earnings (losses) from unconsolidated joint ventures, net (Note 11)	(399)	46	301
	(16,597)	(9,197)	(10,940)
Earnings before income taxes	66,592	68,110	60,533
Income taxes (Note 9)	13,127	3,625	22,994
NET EARNINGS	53,465	64,485	37,539
NET EARNINGS (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	74	(511)	(363)
NET EARNINGS ATTRIBUTABLE TO THE MARCUS CORPORATION	$53,391	$64,996	$37,902

net earnings per share – BASIC:
Common Stock	$1.96	$2.42	$1.41
Class B Common Stock	1.75	2.17	1.28

net earnings per share – DILUTED:
Common Stock	$1.86	$2.29	$1.36
Class B Common Stock	1.72	2.13	1.27

See accompanying notes.

The Marcus Corporation

Consolidated Statements of COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	December 27,	December 28,	December 29,
	2018	2017	2016

NET EARNINGS	$53,465	$64,485	$37,539
OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized gain on available for sale investments, net of tax effect (benefit) of $0, $(9) and $9, respectively	–	(14)	14
Pension gain (loss) arising during period, net of tax effect (benefit) of $708, $(1,685) and $(40), respectively	1,925	(2,559)	(42)
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $167, $142 and $55, respectively	454	214	58
Pension curtailment gain, net of tax effect of $0, $0 and $127, respectively	–	–	134
Fair market value adjustment of interest rate swap, net of tax benefit of $115, $0 and $95, respectively (Note 6)	(313)	–	(143)
Reclassification adjustment on interest rate swap included in interest expense, net of tax effect of $59, $0 and $25, respectively (Note 6)	164	–	38
Reclassification adjustment related to interest rate swap de-designation, net of tax effect of $0, $0 and $63, respectively	–	–	96
Other comprehensive income (loss)	2,230	(2,359)	155
COMPREHENSIVE INCOME	55,695	62,126	37,694
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	74	(511)	(363)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE MARCUS CORPORATION	$55,621	$62,637	$38,057

See accompanying notes.

The Marcus Corporation

Consolidated Statements of Shareholders’ Equity

(in thousands, except per share data)

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity Attributable to The Marcus Corporation	Non- controlling Interests	Total Equity
BALANCES AT DECEMBER 31, 2015	$22,479	$8,711	$56,474	$325,355	$(5,221)	$(44,446)	$363,352	$2,346	$365,698
Cash dividends:
$.41 per share Class B Common Stock	–	–	–	(3,560)	–	–	(3,560)	–	(3,560)
$.45 per share Common Stock	–	–	–	(8,477)	–	–	(8,477)	–	(8,477)
Exercise of stock options	–	–	116	–	–	3,870	3,986	–	3,986
Purchase of treasury stock	–	–	–	–	–	(6,389)	(6,389)	–	(6,389)
Savings and profit-sharing contribution	–	–	304	–	–	601	905	–	905
Reissuance of treasury stock	–	–	120	–	–	180	300	–	300
Issuance of non-vested stock	–	–	(368)	–	–	368	–	–	–
Share-based compensation	–	–	1,899	–	–	–	1,899	–	1,899
Other	–	–	39	–	–	–	39	–	39
Conversions of Class B Common Stock	11	(11)	–	–	–	–	–	–	–
Distributions to noncontrolling interest	–	–	–	–	–	–	–	(448)	(448)
Comprehensive income (loss)	–	–	–	37,902	155	–	38,057	(363)	37,694
BALANCES AT DECEMBER 29, 2016	22,490	8,700	58,584	351,220	(5,066)	(45,816)	390,112	1,535	391,647
Cash dividends:
$.45 per share Class B Common Stock	–	–	–	(3,929)	–	–	(3,929)	–	(3,929)
$.50 per share Common Stock	–	–	–	(9,575)	–	–	(9,575)	–	(9,575)
Exercise of stock options	–	–	105	–	–	2,166	2,271	–	2,271
Purchase of treasury stock	–	–	–	–	–	(850)	(850)	–	(850)
Savings and profit-sharing contribution	–	–	600	–	–	424	1,024	–	1,024
Reissuance of treasury stock	–	–	253	–	–	176	429	–	429
Issuance of non-vested stock	–	–	(501)	–	–	501	–	–	–
Share-based compensation	–	–	2,411	–	–	–	2,411	–	2,411
Purchase of noncontrolling interest	–	–	–	494	–	–	494	(904)	(410)
Conversions of Class B Common Stock	166	(166)	–	–	–	–	–	–	–
Distributions to noncontrolling interest	–	–	–	–	–	–	–	(20)	(20)
Comprehensive income (loss)	–	–	–	64,996	(2,359)	–	62,637	(511)	62,126
BALANCES AT DECEMBER 28, 2017	22,656	8,534	61,452	403,206	(7,425)	(43,399)	445,024	100	445,124
Amount reclassified to retained earnings on December 29, 2017 in connection with the adoption of ASU No. 2016-01	-	-	-	(11)	11	-	-	-	-
Amount reclassified to retained earnings on December 29, 2017 in connection with the adoption of ASU No. 2018-02	-	-	-	1,574	(1,574)	-	-	-	-
Amount reclassified to retained earnings on December 29, 2017 in connection with the adoption of ASU No. 2014-09	-	-	-	(2,568)	-	-	(2,568)	-	(2,568)
BALANCES AT DECEMBER 29, 2017	22,656	8,534	61,452	402,201	(8,988)	(43,399)	442,456	100	442,556
Cash dividends:
$.55 per share Class B Common Stock	-	-	-	(4,603)	-	-	(4,603)	-	(4,603)
$.60 per share Common Stock	-	-	-	(11,811)	-	-	(11,811)	-	(11,811)
Exercise of stock options	-	-	(736)	-	-	7,784	7,048	-	7,048
Purchase of treasury stock	-	-	-	-	-	(2,898)	(2,898)	-	(2,898)
Savings and profit-sharing contribution	-	-	651	-	-	479	1,130	-	1,130
Reissuance of treasury stock	-	-	231	-	-	144	375	-	375
Issuance of non-vested stock	-	-	(459)	-	-	459	-	-	-
Share-based compensation	-	-	2,691	-	-	-	2,691	-	2,691
Conversions of Class B Common Stock	187	(187)	-	-	-	-	-	-	-
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(64)	(64)
Comprehensive income (loss)	-	-	-	53,391	2,230	-	55,621	74	55,695
BALANCES AT DECEMBER 27, 2018	$22,843	$8,347	$63,830	$439,178	$(6,758)	(37,431)	$490,009	$110	$490,119

See accompanying notes.

The Marcus Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 27,	December 28,	December 29,
	2018	2017	2016
Operating activities
Net earnings	$53,465	$64,485	$37,539
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses (earnings) on investments in joint ventures	399	(46)	(301)
Distributions from joint ventures	65	377	560
Loss (gain) on disposition of property, equipment and other assets	1,342	(3,981)	844
Amortization of favorable lease right	334	334	334
Depreciation and amortization	61,342	51,719	41,832
Amortization of debt issuance costs	287	308	303
Share-based compensation	2,691	2,411	1,899
Deferred income taxes	3,247	(6,438)	3,022
Deferred compensation and other	3,339	911	577
Contribution of the Company’s stock to savings and profit-sharing plan	1,130	1,024	905
Changes in operating assets and liabilities:
Accounts and notes receivable	1,546	(8,852)	(1,486)
Other current assets	(1,946)	(2,268)	(2,465)
Accounts payable	(4,232)	15,015	(1,978)
Income taxes	10,297	(13,663)	(5,124)
Taxes other than income taxes	(895)	2,377	(373)
Accrued compensation	1,920	(1,380)	4,738
Other accrued liabilities	3,058	6,703	1,829
Total adjustments	83,924	44,551	45,116
Net cash provided by operating activities	137,389	109,036	82,655

Investing activities
Capital expenditures	(58,660)	(114,804)	(83,606)
Purchase of theatres, net of cash acquired and working capital assumed	–	–	(63,766)
Proceeds from disposals of property, equipment and other assets	116	4,524	1,560
Decrease (increase) in other assets	(429)	911	3,572
Capital contribution in joint venture	(294)	(111)	–
Contribution received from local government	–	1,545	–
Proceeds from sale of interests in joint ventures	–	6,729	1,100
Net cash used in investing activities	(59,267)	(101,206)	(141,140)

Financing activities
Debt transactions:
Proceeds from borrowings on revolving credit facility	203,000	322,000	346,188
Repayment of borrowings on revolving credit facility	(254,000)	(332,000)	(236,188)
Proceeds from issuance of long-term debt	–	65,000	–
Principal payments on long-term debt	(12,153)	(36,300)	(52,335)
Principal payments on capital lease obligations	(1,836)	(1,986)	–
Debt issuance costs	–	(418)	(578)
Equity transactions:
Treasury stock transactions, except for stock options	(2,523)	(421)	(6,089)
Exercise of stock options	7,048	2,271	3,986
Dividends paid	(16,414)	(13,504)	(12,037)
Distributions to noncontrolling interest	(64)	(20)	(448)
Purchase of noncontrolling interest	–	(410)	–
Net cash provided by (used in) financing activities	(76,942)	4,212	42,499
Net increase (decrease) in cash, cash equivalents and restricted cash	1,180	12,042	(15,986)
Cash, cash equivalents and restricted cash at beginning of year	20,747	8,705	24,691
Cash, cash equivalents and restricted cash at end of year	$21,927	$20,747	$8,705

Supplemental Information:
Change in accounts payable for additions to property and equipment	$(9,857)	$5,320	$3,417
Capital leases acquired	–	6,173	17,511
Capital lease extensions	–	3,675	–

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

Investments in affiliates which are 50% or less owned by the Company for which the Company exercises significant influence but does not have control are accounted for on the equity method. The Company has investments in equity investments without readily determinable fair values, which represents investments in entities where the Company does not have the ability to significantly influence the operations of the entities.

All intercompany accounts and transactions have been eliminated in consolidation.

Immaterial Restatement of Prior year Financial Statements - Beginning in the fiscal 2018 first quarter, the Company began appropriately presenting cost reimbursements and reimbursed costs on a gross basis and presented two new line items in the consolidated statements of earnings. These cost reimbursements and reimbursed costs were previously reported on a net basis. Reimbursed costs primarily consist of payroll and related expenses at managed properties where the Company is the employer and may include certain operational and administrative costs as provided for in the Company’s contracts with owners. These costs are reimbursed back to the Company. As these costs have no added markup, the revenue and related expense have no impact on operating income or net earnings. Cost reimbursements and reimbursed costs, which totaled $30,838,000 and $30,460,000 for fiscal 2017 and fiscal 2016, respectively, have been separately presented in the prior year statements of earnings to correct the prior year presentation. The Company believes this correction is immaterial to the consolidated financial statements.

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies (continued)

Change in Accounting Policy – The Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2014-09 (ASU No. 2014-09), Revenue from Contracts with Customers, on the first day of fiscal 2018. These revenue recognition policy updates were applied prospectively in the Company’s financial statements from December 29, 2017 forward. Reported financial information for the historical comparable periods was not revised and continues to be reported under the accounting standards in effect during the historical periods. See Note 2 for further discussion.

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At December 27, 2018 and December 28, 2017, respectively, the Company’s $5,302,000 and $4,053,000 of debt and equity securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 - Assets or liabilities for which fair value is based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date. At December 27, 2018 and December 28, 2017, respectively, the $205,000 liability and $13,000 asset related to the Company’s interest rate hedge contracts were valued using Level 2 pricing inputs.

Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At December 27, 2018 and December 28, 2017, none of the Company’s recorded assets or liabilities were valued using Level 3 pricing inputs, other than those discussed in Note 3.

The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable) approximates fair value. The fair value of the Company’s $118,000,000 of senior notes, valued using Level 2 pricing inputs, is approximately $110,022,000 at December 27, 2018, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The carrying amounts of the Company’s remaining long-term debt approximate their fair values, determined using current rates for similar instruments, or Level 2 pricing inputs.

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

Inventory - Inventories, consisting of food and beverage and concession items, are stated at the lower of cost or market. Cost has been determined using the first-in, first-out method. Inventories of $4,138,000 and $4,062,000 as of December 27, 2018 and December 28, 2017, respectively, were included in other current assets.

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

Depreciation expense totaled $61,470,000, $51,542,000 and $42,085,000 for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Long-Lived Assets - The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. For the purpose of determining fair value, defined as the amount at which an asset or group of assets could be bought or sold in a current transaction between willing parties, the Company utilizes currently available market valuations of similar assets in its respective industries, often expressed as a given multiple of operating cash flow. The Company evaluated the value of its property and equipment and other long-lived assets during fiscal 2018, fiscal 2017 and fiscal 2016 and did not report any impairment losses during those years.

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies (continued)

Goodwill - The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performs its annual impairment test on the last day of its fiscal year. The Company believes performing the test at the end of the fiscal year is preferable as the test is predicated on qualitative factors which are developed and finalized near fiscal year-end. Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level. When reviewing goodwill for impairment, the Company considers the amount of excess fair value over the carrying value of the reporting unit, the period of time since its last quantitative test, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, the Company assesses numerous factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying value. Examples of qualitative factors that the Company assesses include its share price, its financial performance, market and competitive factors in its industry, and other events specific to the reporting unit. If the Company concludes that it is more likely than not that the fair value of its reporting unit is less than its carrying value, the Company performs a two-step quantitative impairment test by comparing the carrying value of the reporting unit to the estimated fair value. No impairment was identified as of December 27, 2018 or December 28, 2017. The Company has never recorded a goodwill impairment loss.

A summary of the Company’s goodwill activity is as follows:

	December 27, 2018	December 28, 2017	December 29, 2016
	(in thousands)
Balance at beginning of period	$43,492	$43,735	$44,220
Acquisition	–	–	–
Sale	–	(105)	–
Other	–	–	(347)
Deferred tax adjustment	(322)	(138)	(138)
Balance at end of period	$43,170	$43,492	$43,735

Capitalization of Interest - The Company capitalizes interest during construction periods by adding such interest to the cost of constructed assets. Interest of approximately $65,000, $400,000 and $277,000 was capitalized in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Debt Issuance Costs - The Company records debt issuance costs on long-term debt as a direct deduction from the related debt liability. Debt issuance costs related to the Company’s revolving credit facility are included in other long-term assets. Debt issuance costs are deferred and amortized over the term of the related debt agreements. Amortization of debt issuance costs totaled $287,000, $308,000 and $303,000 for fiscal 2018, fiscal 2017 and fiscal 2016, respectively, and were included in interest expense on the consolidated statements of earnings.

Investments – Debt and equity securities are stated at fair value, with the change in fair value recorded as investment income or loss. The cost of securities sold is based upon the specific identification method. Realized gains and losses and declines in value judged to be other-than-temporary are included in investment income. The Company evaluates securities for other-than-temporary impairment on a periodic basis and principally considers the type of security, the severity of the decline in fair value, and the duration of the decline in fair value in determining whether a security’s decline in fair value is other-than-temporary. The Company had no investment losses from debt and equity securities during fiscal 2018, fiscal 2017 or fiscal 2016.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies (continued)

Revenue Recognition - The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, on the first day of fiscal 2018. See Note 2 for further discussion.

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

The Company assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. See Note 9 - Income Taxes.

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies (continued)

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Year Ended
	December 27, 2018	December 28, 2017	December 29, 2016
	(in thousands, except per share data)
Numerator:
Net earnings attributable to The Marcus Corporation	$53,391	$64,996	$37,902

Denominator:
Denominator for basic EPS	28,105	27,789	27,551
Effect of dilutive employee stock options	608	614	406
Denominator for diluted EPS	28,713	28,403	27,957

Net earnings per share – Basic:
Common Stock	$1.96	$2.42	$1.41
Class B Common Stock	$1.75	$2.17	$1.28
Net earnings per share- Diluted:
Common Stock	$1.86	$2.29	$1.36
Class B Common Stock	$1.72	$2.13	$1.27

Options to purchase 15,500 shares, 250,000 shares and 14,000 shares of common stock at prices ranging from $38.51 to $41.35, $31.20 to $31.55 and $23.37 to $31.55 per share were outstanding at December 27, 2018, December 28, 2017 and December 29, 2016, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	December 27, 2018	December 28, 2017
	(in thousands)
Unrealized loss on available for sale investments	$–	$(11)
Unrecognized loss on interest rate swap agreements	(149)	–
Net unrecognized actuarial loss for pension obligation	(6,609)	(7,414)
	$(6,758)	$(7,425)

Concentration of Risk - As of December 27, 2018, 7% of the Company’s employees were covered by a collective bargaining agreement, of which 96% were covered by an agreement that will expire within one year. As of December 28, 2017, 7% of the Company’s employees were covered by a collective bargaining agreement, of which 1% were covered by an agreement that expired within one year.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements - In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), intended to improve financial reporting related to leasing transactions. ASU No. 2016-02 requires a lessee to recognize a right-of-use (ROU) asset and a lease liability for most leases. The new guidance will also require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from the leases. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of earnings. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASU No. 2016-02 and allows entities the option to initially apply Topic 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new standard is effective for fiscal years beginning after December 15, 2018. The Company adopted the new accounting standard as of the first day of fiscal 2019 using the modified retrospective approach, which will result in the cumulative effect of adoption recognized at the date of application, rather than as of the earliest period presented. As a result, no adjustment will be made to prior period financial information and disclosures.

In conjunction with the adoption of the new standard, companies are able to elect several practical expedients to aid in the transition to Topic 842. The Company expects to elect the package of practical expedients which permits the Company to forego reassessment of its prior conclusions related to lease identification, lease classification and initial direct costs. Topic 842 also provides practical expedients for an entity’s ongoing accounting. The Company expects to elect the practical expedient to not separate lease and non-lease components for all of its leases. The Company also expects to make a policy election not to apply the lease recognition requirements for short-term leases.. As a result, the Company will not recognize right-of-use  assets or lease liabilities for short-term leases that qualify for the policy election (those with an initial term of 12 months or less which do not include a purchase or renewal option which is reasonably certain to be exercised), but instead will recognize these lease payments as lease costs on a straight-line basis over the lease term.

The Company is finalizing its evaluation of the impact of the adoption of Topic 842 on its consolidated financial statements and expects a material impact related to the recognition of ROU assets and lease liabilities on the consolidated balance sheet for assets currently subject to operating leases. The Company will recognize lease liabilities representing the present value of the remaining future minimum lease payments for all of its operating leases as of December 28, 2018. The Company estimates that the amount recorded related to these liabilities will be between $75,000,000 and $100,000,000. The Company will recognize ROU assets for all assets subject to operating leases, in an amount equal to the operating lease liabilities, adjusted for the balances of long-term prepaid rent, deferred lease expense and deferred lease incentive liabilities  as of December 28, 2018.

The Company does not believe adoption of the new standard will have a material effect on its consolidated statements of earnings or its consolidated statement of cash flows.

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

In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General, designed to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. ASU No. 2018-14 is effective for the Company in fiscal 2021 and early application is permitted. The Company is evaluating the effect that the guidance will have on its financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, (ASU No. 2018-13). The purpose of ASU No. 2018-13 is to improve the disclosures related to fair value measurements in the financial statements. The improvements include the removal, modification and addition of certain disclosure requirements primarily related to Level 3 fair value measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within that year. The amendments in ASU No. 2018-13 should be applied prospectively. The Company does not expect ASU No. 2018-13 to have a significant impact on its consolidated financial statements.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies (continued)

On December 29, 2017, the Company adopted and applied to all contracts ASU No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company elected the modified retrospective method for the adoption of ASU No. 2014-09 and its related ASU amendments. Under this method, the Company recognized the cumulative effect of the changes in retained earnings at the date of adoption. Reported financial information for the historical comparable periods was not revised and continues to be reported under the accounting standards in effect during the historical periods.

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

On December 29, 2017, the Company adopted ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which primarily affects the accounting for equity investments, financial liabilities under fair value option, and the presentation and disclosure requirements of financial instruments. Upon adoption, the Company made an $11,000 cumulative effect adjustment to reclassify the unrealized loss of an equity investment previously classified as available for sale from accumulated other comprehensive loss to opening retained earnings. All future changes in fair value for this equity security will be recognized through net earnings. In addition, the Company holds two investments that were previously accounted for under the cost method of accounting, which under ASU No. 2016-01 were deemed to not have readily determinable fair values and thus were not impacted by the adoption of ASU No. 2016-01. The adoption of this standard did not have a material impact on such investments or the Company’s consolidated financial statements.

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

On December 29, 2017, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As such, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning of period and ending of period total amount shown on the statement of cash flows. ASU No. 2016-18 was applied on a retrospective basis and prior periods were adjusted to conform to the current period’s presentation. Upon adoption, the Company recorded a $967,000 and $12,553,000 increase in net cash used in investing activities for fiscal 2017 and fiscal 2016, respectively, related to reclassifying the changes in its restricted cash balance from investing activities to cash and cash equivalent balances within the consolidated statement of cash flows.

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

On December 29, 2017, the Company adopted ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Benefit Cost. The ASU requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are to be presented separately, in an appropriately titled line item outside of any subtotal of operating income or disclosed in the footnotes. The standard also limits the amount eligible for capitalization to the service cost component. ASU No. 2017-07 was applied on a retrospective basis and the prior periods were adjusted to conform to the current period’s presentation. For fiscal 2017 and fiscal 2016, expense of $1,712,000 and $1,519,000, respectively, was reclassified from operating income to other expense outside of operating income in the consolidated statements of earnings.

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

On December 29, 2017, the Company early adopted ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in ASU No. 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in ASU No. 2018-02 also require certain disclosures about stranded tax effects. Upon adoption, the Company made a $1,574,000 cumulative effect adjustment from accumulated other comprehensive loss to opening retained earnings due to the effect of the change in the U.S. federal corporate income tax rate resulting from the Tax Cuts and Jobs Act of 2017.

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

The disaggregation of revenues by business segment for fiscal 2018 is as follows (in thousands):

	Reportable Segment
	Theatres	Hotels/ Resorts	Corporate	Total
Theatre admissions	$246,385	$–	$–	$246,385
Rooms	–	108,786	–	108,786
Theatre concessions	166,564	–	–	166,564
Food and beverage	–	72,771	–	72,771
Other revenues(1)	32,563	45,342	424	78,329
Cost reimbursements	1,292	32,993	–	34,285
Total revenues	$446,804	$259,892	$424	$707,120

(1)	Included in other revenues is an immaterial amount related to rental income that is not considered contract revenue from contracts with customers under ASC No. 2014-09.

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Revenue Recognition (continued)

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Revenue Recognition (continued)

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

The adoption of ASU No. 2014-09 had the following effect on our fiscal 2018 consolidated statement of earnings (in thousands):

	As Reported	ASU No. 2014-09 Impact	Adjusted (1)
Revenues:
Theatre admissions	$246,385	$(1,805)	$248,190
Theatre concessions	166,564	2,526	164,038
Food and beverage	72,771	19	72,752
Other revenues	78,329	4,997	73,332
Total revenues	707,120	5,737	701,383

Costs and expenses:
Theatre operations	217,851	669	217,182
Theatre concessions	47,522	634	46,888
Advertising and marketing	23,775	(1,076)	24,851
Other operating expenses	36,534	4,878	31,656
Total costs and expenses	623,931	5,105	618,826

Operating income	83,189	632	82,557
Income taxes	13,127	125	13,002
Net earnings attributable to The Marcus Corporation	53,391	507	52,884

(1)	The amounts reflect each affected financial statement line item as they would have been reported under US GAAP prior to the adoption of ASU No. 2014-09.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Revenue Recognition (continued)

The adoption of ASU No. 2014-09 had the following effect on our consolidated balance sheet as of December 27, 2018 (in thousands):

	As Reported	ASU No. 2014-09 Impact	Adjusted (1)
Refundable income taxes	$5,983	$820	$5,163
Total current assets	68,949	820	68,129
Total assets	989,331	820	988,511
Other accrued liabilities	59,645	2,782	56,863
Total current liabilities	149,256	2,782	146,474
Deferred compensation and other	56,908	99	56,809
Retained Earnings	439,178	(2,061)	441,239
Shareholders’ equity attributable to The Marcus Corporation	490,009	(2,061)	492,070
Total equity	490,119	(2,061)	492,180
Total liabilities and shareholders’ equity	989,331	820	988,511

(1)	The amounts reflect each affected financial statement line item as they would have been reported under US GAAP prior to the adoption of ASU No. 2014-09.

The Company had deferred revenue from contracts with customers of $37,048,000 and $36,007,000 as of December 27, 2018 and December 29, 2017, respectively, which includes the one-time cumulative effect adjustment to the balance sheet on the first day of fiscal 2018. The Company had no contract assets as of December 27, 2018 and December 28, 2017. During fiscal 2018, the Company recognized revenue of $24,840,000 that was included in deferred revenues as of December 29, 2017. The increase in deferred revenue from December 29, 2017 to December 27, 2018 was due to an increase in the theatre gift card liability at December 27, 2018, offset by an increase in loyalty points redeemed in the theatre division.

A significant majority of the Company’s revenue is recorded in less than one year from the original contract. As of December 27, 2018, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced tickets sales was $5,162,000 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. The Company recognizes revenue as the tickets are redeemed, which is expected to occur within the next two years. As of December 27, 2018, the amount of transaction price allocated to the remaining performance obligations under the Hotels and Resorts loyalty program was $195,000, of which, $74,000 is reflected in the Company’s consolidated balance sheet in deferred compensation and other. The Company recognizes revenue upon reward redemption, which is expected to occur within the next two years. As of December 27, 2018, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $2,626,000 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Revenue Recognition (continued)

As part of the Company’s adoption of ASU No. 2014-09, the Company elected to use the following practical expedients: (i) not to adjust the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between the Company’s transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less; (ii) not to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer; (iii) to expense costs as incurred for costs to obtain contracts when the amortization period would have been one year or less, which mainly includes internal sales and development compensation; (iv) not to disclose remaining performance obligations when the remaining performance obligations have original expected durations of one year or less; and (v) not to disclose remaining performance obligations when variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms a single performance obligation (which exists in the Company’s management fee contracts and its pre-show advertising contracts).

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

	December 29, 2016	Changes	December 28, 2017
Other current assets	$1,408	$–	$1,408
Property and equipment(1)	80,205	11,433	91,638
Other (long-term assets)(2)	2,468	(946)	1,522
Accounts payable	(1,031)	–	(1,031)
Taxes other than income taxes	(331)	–	(331)
Other accrued liabilities	(1,442)	245	(1,197)
Capital lease obligations	(17,511)	(7,003)	(24,514)
Deferred income taxes	–	71	71
Deferred compensation and other(3)	–	(3,800)	(3,800)
Total	$63,766	$–	$63,776

(1)	Amounts recorded for property and equipment includes land, building, leasehold improvements and equipment, including capital lease assets

(2)	Amounts recorded for intangible assets include the value of in-place leases and favorable lease rights related to Ronnie’s Plaza

(3)	Amounts recorded in deferred compensation and other include unfavorable lease obligations

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisition (continued)

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

4. Asset Sale

On October 20, 2017, the Company sold its 11% minority interest in The Westin® Atlanta Perimeter North in Atlanta, Georgia, and recorded a gain of $4,875,000 during the fiscal 2017 fourth quarter, which is included in Gain (loss) on disposition of property, equipment and other assets in the consolidated statement of earnings.

5. Additional Balance Sheet Information

	December 27, 2018	December 28, 2017
	(in thousands)
Trade receivables, net of allowances of $361 and $161, respectively	$8,538	$11,247
Other receivables	17,146	15,983
	$25,684	$27,230

The composition of property and equipment, which is stated at cost, is as follows:

	December 27, 2018	December 28, 2017
	(in thousands)
Land and improvements	$150,122	$146,887
Buildings and improvements	771,191	759,166
Leasehold improvements	98,885	93,451
Furniture, fixtures and equipment	362,201	351,879
Construction in progress	12,513	5,269
	1,394,912	1,356,652
Less accumulated depreciation and amortization	554,869	496,588
	$840,043	$860,064

The composition of other assets is as follows:

	December 27, 2018	December 28, 2017
	(in thousands)
Favorable lease right	$8,818	$9,152
Intangible assets	890	1,040
Split dollar life insurance policies	11,411	10,771
Other assets	11,981	12,318
	$33,100	$33,281

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Additional Balance Sheet Information (continued)

The Company’s $13,353,000 favorable lease right is being amortized over the expected term of the underlying lease of 40 years and is expected to result in amortization of $334,000 in each of the five succeeding fiscal years. Accumulated amortization of this favorable lease right was $4,535,000 and $4,201,000 as of December 27, 2018 and December 28, 2017, respectively.

The intangible assets include the value of in-place leases and favorable lease rights related to Ronnie’s Plaza, which are being amortized over the terms of the leases ranging from one to 13 years as of December 27, 2018.

6. Long-Term Debt and Capital Lease Obligations

Long-term debt is summarized as follows:

	December 27, 2018	December 28, 2017
	(in thousands, except payment data)
Mortgage notes	$39,852	$40,543
Senior notes	118,000	129,143
Unsecured term note due February 2025, with monthly principal and interest payments of $39,110, bearing interest at 5.75%	2,432	2,751
Revolving credit agreement	79,000	130,000
Debt issuance costs	(464)	(608)
	238,820	301,829
Less current maturities, net of issuance costs	9,957	12,016
	$228,863	$289,813

The mortgage notes, both fixed rate and adjustable, bear interest from 3.00% to 5.31%, have a weighted-average rate of 4.66% at December 27, 2018 and 4.22% at December 28, 2017, and mature in fiscal years 2020 through 2043. The mortgage notes are secured by the related land, buildings and equipment.

The $118,000,000 of senior notes maturing in 2020 through 2027 require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.02% to 6.55%, with a weighted-average fixed rate of 4.53% at December 27, 2018 and 4.70% at December 28, 2017.

At December 27, 2018, the Company had a revolving credit facility totaling $225,000,000 in place under an existing credit agreement that matures in June 2021. There were borrowings of $79,000,000 outstanding on the revolving credit facility at December 27, 2018, bearing interest at LIBOR plus a margin which adjusts based on the Company’s borrowing levels, effectively 3.46% at December 27, 2018 and 2.67% at December 28, 2017. The revolving credit facility requires an annual facility fee of 0.20% on the total commitment. Availability under the line at December 27, 2018 totaled $141,000,000.

The Company’s loan agreements include, among other covenants, maintenance of certain financial ratios, including a debt-to-capitalization ratio and a fixed charge coverage ratio. The Company is in compliance with all financial debt covenants at December 27, 2018.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Long-Term Debt and Capital Lease Obligations (continued)

Scheduled annual principal payments on long-term debt, net of amortization of debt issuance costs, for the years subsequent to December 27, 2018, are:

Fiscal Year	(in thousands)
2019	$9,957
2020	24,429
2021	89,963
2022	11,014
2023	11,066
Thereafter	92,391
$238,820

Interest paid, net of amounts capitalized, for fiscal 2018, fiscal 2017 and fiscal 2016 totaled $12,655,000, $11,453,000 and $9,105,000, respectively.

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into two interest rate swap agreements on March 1, 2018 covering $50,000,000 of floating rate debt. The first agreement has a notional amount of $25,000,000, expires March 1, 2021, and requires the Company to pay interest at a defined rate of 2.559% while receiving interest at a defined variable rate of one-month LIBOR (2.375% at December 27, 2018). The second agreement has a notional amount of $25,000,000, expires March 1, 2023, and requires the Company to pay interest at a defined rate of 2.687% while receiving interest at a defined variable rate of one-month LIBOR (2.375% at December 27, 2018). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company’s interest rate swap agreements are considered effective and qualify as cash flow hedges. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. As of December 27, 2018, the interest rate swaps were considered highly effective. The fair value of the interest rate swaps on December 27, 2018 was a liability of $205,000 and was included in deferred compensation and other in the consolidated balance sheet. The Company does not expect the interest rate swaps to have a material effect on earnings within the next 12 months.

The Company had an interest rate swap that expired in January 2018. The swap agreement covered $25,000,000 of floating rate debt that required the Company to pay interest at a defined fixed rate of 0.96% while receiving interest at a defined variable rate of one-month LIBOR. The Company’s interest rate swap agreement was considered effective and qualified as a cash flow hedge from inception through June 16, 2016, at which time the derivative was undesignated and the balance in accumulated other comprehensive loss was reclassified into interest expense. As of June 16, 2016, the swap was considered ineffective for accounting purposes and the change in fair value was recorded as an increase or decrease in interest expense. As such, the $13,000 decrease in fair value of the swap during fiscal 2018 was recorded to interest expense.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Long-Term Debt and Capital Lease Obligations (continued)

Capital Lease Obligations - During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp. (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of December 27, 2018, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in furniture, fixtures and equipment is $45,510,000 related to the digital systems as of December 27, 2018 and December 28, 2017, which is being amortized over the remaining estimated useful life of the assets. Accumulated amortization of the digital systems was $40,647,000 and $34,471,000 as of December 27, 2018 and December 28, 2017, respectively.

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

The Company’s capital lease obligation is being reduced as VPFs are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPFs as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company’s expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $3,927,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

In conjunction with the Wehrenberg theatre acquisition (see Note 3), the Company became the obligor of several movie theatre and equipment leases with unaffiliated third parties that qualify for capital lease accounting. Included in buildings and improvements is $25,306,000 and $25,648,000 as of December 27, 2018 and December 28, 2017, respectively, related to these leases with accumulated amortization of $4,183,000 and $2,300,000 as of December 27, 2018 and December 28, 2017, respectively. Included in furniture, fixtures and equipment is $1,712,000 as of December 27, 2018 and December 28, 2017 related to these leases with accumulated amortization of $499,000 and $255,000 as of December 27, 2018 and December 28, 2017, respectively. The Company also leases additional equipment that qualifies as capital leases. Included in furniture, fixtures and equipment is $104,000 with accumulated amortization of $3,000 as of December 27, 2018. The assets are being amortized over the shorter of the estimated useful lives or the remaining lease terms.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Long-Term Debt and Capital Lease Obligations (continued)

Aggregate minimum future lease payments under these capital leases, assuming the exercise of certain lease options, are as follows as of December 27, 2018:

Fiscal Year	Future Minimum Lease Payments	Less Interest	Principal
	(in thousands)
2019	$3,073	$1,088	$1,985
2020	2,978	990	1,988
2021	2,679	901	1,778
2022	2,718	816	1,902
2023	2,718	725	1,993
Thereafter	16,940	2,458	14,482
	$31,106	$6,978	$24,128

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

Through December 27, 2018, the Company’s Board of Directors has approved the repurchase of up to 11,687,500 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options and for savings and profit-sharing plan contributions. The Company purchased 82,722, 28,898 and 333,827 shares pursuant to these authorizations during fiscal 2018, fiscal 2017 and fiscal 2016, respectively. At December 27, 2018, there were 2,786,700 shares available for repurchase under these authorizations.

The Company’s Board of Directors has authorized the issuance of up to 750,000 shares of Common Stock for The Marcus Corporation Dividend Reinvestment and Associate Stock Purchase Plan. At December 27, 2018, there were 435,726 shares available under this authorization.

Shareholders have approved the issuance of up to 4,937,500 shares of Common Stock under various equity incentive plans. Stock options granted under the plans to employees generally become exercisable either 40% after two years, 60% after three years, 80% after four years and 100% after five years of the date of grant, or 50% after two years, 75% after three years and 100% after four years of the date of grant, depending on the date of grant. The options generally expire ten years from the date of grant as long as the optionee is still employed with the Company.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Shareholders’ Equity and Stock-Based Compensation (continued)

Awarded shares of non-vested stock cumulatively vest either 25% after three years of the grant date, 50% after five years of the grant date, 75% after ten years of the grant date and 100% upon retirement, or 50% after three years of the grant date and 100% after five years of the grant date, or 50% after two years of the grant date and 100% after four years of the grant date, depending on the date of grant. The non-vested stock may not be sold, transferred, pledged or assigned, except as provided by the vesting schedule included in the Company’s equity incentive plan. During the period of restriction, the holder of the non-vested stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock. Non-vested stock awards and shares issued upon option exercises are issued from previously acquired treasury shares. At December 27, 2018, there were 887,191 shares available for grants of additional stock options, non-vested stock and other types of equity awards under the current plan.

Stock-based compensation, including stock options and non-vested stock awards, is expensed over the vesting period of the awards based on the grant date fair value.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions used for awards granted during fiscal 2018, fiscal 2017 and fiscal 2016:

	Year Ended December 27, 2018	Year Ended December 28, 2017	Year Ended December 29, 2016

Risk-free interest rate	2.70 – 2.80%	2.08 – 2.20%	1.07 – 1.64%
Dividend yield	2.10%	2.10%	2.29%
Volatility	28 – 33%	34 – 43%	29 – 48%
Expected life	6 – 8 years	7 – 8 years	4 – 9 years

Total pre-tax stock-based compensation expense was $2,691,000, $2,411,000 and $1,899,000 in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The recognized tax benefit on stock-based compensation was $2,617,000, $1,227,000 and $840,000 in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The increase in the recognized tax benefit during fiscal 2018 was primarily due to an increase in stock options exercised where the market price was significantly greater than the grant date fair value of the stock options.

A summary of the Company’s stock option activity and related information follows:

	December 27, 2018		December 28, 2017		December 29, 2016
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
	(options in thousands)
Outstanding at beginning of period	1,629	$18.08	1,563	$15.94	1,707	$15.71
Granted	336	27.59	273	31.08	185	19.45
Exercised	(478)	14.74	(133)	17.04	(245)	16.23
Forfeited	(37)	23.35	(74)	22.37	(84)	18.21
Outstanding at end of period	1,450	21.25	1,629	18.08	1,563	15.94
Exercisable at end of period	699	$15.87	988	$14.69	904	$14.28
Weighted-average fair value of options granted during the period	$7.87		$10.54		$5.94

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Shareholders’ Equity and Stock-Based Compensation (continued)

Exercise prices for options outstanding as of December 27, 2018, ranged from $10.00 to $41.35. The weighted-average remaining contractual life of those options is 6.5 years. The weighted-average remaining contractual life of options currently exercisable is 4.6 years. There were 1,389,000 options outstanding, vested and expected to vest as of December 27, 2018 with a weighted-average exercise price of $21.00 and an intrinsic value of $24,340,000. Additional information related to these options segregated by exercise price range is as follows:

	Exercise Price Range
	$10.00 to $18.34	$18.35 to $26.99	$27.00 to $41.35
	(options in thousands)

Options outstanding	543	337	570
Weighted-average exercise price of options outstanding	$14.01	$19.62	$29.11
Weighted-average remaining contractual life of options outstanding	3.8	6.8	8.8
Options exercisable	504	166	29
Weighted-average exercise price of options exercisable	$13.68	$19.76	$31.93

The intrinsic value of options outstanding at December 27, 2018 was $25,048,000 and the intrinsic value of options exercisable at December 27, 2018 was $15,817,000. The intrinsic value of options exercised was $10,373,000, $1,770,000 and $1,676,000 during fiscal 2018, fiscal 2017 and fiscal 2016, respectively. As of December 27, 2018, total remaining unearned compensation cost related to stock options was $4,297,000, which will be amortized to expense over the remaining weighted-average life of 2.9 years.

A summary of the Company’s non-vested stock activity and related information follows:

	December 27, 2018		December 28, 2017		December 29, 2016
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Fair		Fair		Fair
	Shares	Value	Shares	Value	Shares	Value
	(options in thousands)
Outstanding at beginning of period	137	$21.94	143	$19.30	134	$16.54
Granted	52	29.02	37	29.12	36	24.54
Vested	(31)	16.41	(36)	18.78	(25)	12.13
Forfeited	–	–	(7)	22.86	(2)	18.72
Outstanding at end of period	158	18.98	137	21.94	143	19.30

The Company expenses awards of non-vested stock based on the fair value of the Company’s common stock at the date of grant. As of December 27, 2018, total remaining unearned compensation related to non-vested stock was $2,676,000, which will be amortized over the weighted-average remaining service period of 3.2 years.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Employee Benefit Plans

The Company has a qualified profit-sharing savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides a matching contribution equal to 100% of the first 3% of compensation and 50% of the next 2% of compensation deposited by an employee into the 401(k) plan. Prior to fiscal 2017, the plan provided for a contribution of a minimum of 1% of defined compensation for all plan participants and matching of 25% of employee contributions up to 6% of defined compensation. In addition, the Company made additional discretionary contributions. During fiscal 2018, the first 2% of the matching contribution was made with the Company’s common stock. During fiscal 2017 and fiscal 2016, the 1% and the discretionary contributions were made with the Company’s common stock.

The Company also sponsors unfunded, nonqualified, defined-benefit and deferred compensation plans. The Company’s unfunded, nonqualified retirement plan includes two components. The first component is a defined-benefit plan that applies to certain participants. The second component applies to all other participants and provides an account-based supplemental retirement benefit. During fiscal 2016, the plan was amended with an effective date of January 1, 2017, which curtailed benefits to certain participants included in the account-based supplemental plan. The curtailment resulted in a pre-tax gain of $251,000 during fiscal 2016. Pension and profit-sharing expense for all plans was $5,117,000, $4,415,000 and $3,960,000 for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

The Company recognizes actuarial losses and prior service costs related to its defined benefit plan in the consolidated balance sheets and recognizes changes in these amounts in the year in which changes occur through comprehensive income.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Employee Benefit Plans (continued)

The status of the Company’s unfunded nonqualified, defined-benefit and account-based retirement plan based on the respective December 27, 2018 and December 28, 2017 measurement dates is as follows:

	December 27, 2018	December 28, 2017
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$37,639	$32,523
Service cost	926	765
Interest cost	1,364	1,356
Actuarial (gain) loss	(2,633)	4,244
Benefits paid	(1,656)	(1,249)
Benefit obligation at end of year	$35,640	$37,639

Amounts recognized in the statement of financial position consist of:
Current accrued benefit liability (included in Other accrued liabilities)	$(1,378)	$(1,347)
Noncurrent accrued benefit liability (included in Deferred compensation and other)	(34,262)	(36,292)
Total	$(35,640)	$(37,639)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$9,556	$12,874
Prior service credit	(515)	(579)
Total	$9,041	$12,295

	Year Ended
	December 27, 2018	December 28, 2017	December 29, 2016
	(in thousands)
Net periodic pension cost:
Service cost	$926	$765	$865
Interest cost	1,364	1,356	1,406
Net amortization of prior service cost and actuarial loss	621	356	364
Curtailment gain	–	–	(251)
	$2,911	$2,477	$2,384

The $6,609,000 loss, net of tax, included in accumulated other comprehensive loss at December 27, 2018, consists of the $6,985,000 net actuarial loss, net of tax, and the $376,000 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost. The $7,414,000 loss, net of tax, included in accumulated other comprehensive loss at December 28, 2017, consists of the $7,763,000 net actuarial loss, net of tax, and the $349,000 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost.

The accumulated benefit obligation was $30,576,000 and $31,769,000 as of December 27, 2018 and December 28, 2017, respectively.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Employee Benefit Plans (continued)

The pre-tax change in the benefit obligation recognized in other comprehensive loss during fiscal 2018 consisted of the net actuarial gain of $2,633,000, the amortization of the net actuarial loss of $685,000, and the amortization of the prior service credit of $64,000. The pre-tax change in the benefit obligation recognized in other comprehensive loss during fiscal 2017 consisted of the current year net actuarial loss of $4,244,000, the amortization of the net actuarial loss of $420,000, and the amortization of the prior service credit of $64,000. The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2019 is $435,000, of which $499,000 relates to the actuarial loss and $64,000 relates to the prior service credit.

The weighted-average assumptions used to determine the benefit obligations as of the measurement dates were as follows:

	December 27, 2018	December 28, 2017
Discount rate	4.15%	3.60%
Rate of compensation increase	4.00%	4.00%

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Year Ended
	December 27, 2018	December 28, 2017	December 29, 2016
Discount rate	3.60%	4.15%	4.40%
Rate of compensation increase	4.00%	4.00%	4.00%

Benefit payments expected to be paid subsequent to December 27, 2018, are:

Fiscal Year	(in thousands)
2019	$1,378
2020	1,605
2021	1,475
2022	1,503
2023	1,479
Years 2024 – 2028	11,564

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes

The components of the net deferred tax liability are as follows:

	December 27, 2018	December 28, 2017
	(in thousands)

Accrued employee benefits	$13,381	$13,736
Depreciation and amortization	(59,296)	(55,466)
Other	3,938	3,497
Net deferred tax liability	$(41,977)	$(38,233)

Income tax expense consists of the following:

	Year Ended
	December 27, 2018	December 28, 2017	December 29, 2016
	(in thousands)
Current:
Federal	$7,022	$8,707	$15,434
State	3,181	1,558	4,667
Deferred:
Federal	2,815	(7,155)	3,402
State	109	515	(509)
	$13,127	$3,625	$22,994

A tax benefit of $1,947,000 is included in the fiscal 2018 current federal income tax amount and a tax benefit of $21,240,000 is included in the fiscal 2017 deferred federal income tax amount, both of which relate to the Tax Cuts and Jobs Act of 2017.

The Company’s effective income tax rate, adjusted for earnings from noncontrolling interests, was 19.7%, 5.3% and 37.8% for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. During fiscal 2018, the Company recorded current tax benefits of $1,947,000 related to reductions in deferred tax liabilities related to tax accounting method changes that the Company made subsequent to the Tax Cuts and Jobs Act of 2017. During fiscal 2017, the Company recorded a deferred tax benefit of $21,240,000 related to the reduction of its net deferred tax liability resulting from the reduction in the corporate tax rate enacted in December 2017 under the Tax Cuts and Jobs Act of 2017. Excluding these favorable impacts, the Company’s effective income tax rates for fiscal 2018 and fiscal 2017 were 22.7% and 36.2%, respectively. The Company also recorded current tax benefits in fiscal 2018 related to excess tax benefits on share-based compensation. The Company has not included the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interests in its income tax expense as the entities are considered pass-through entities and, as such, the income tax expense or benefit is attributable to its owners.

A reconciliation of the statutory federal tax rate to the effective tax rate on earnings attributable to The Marcus Corporation follows:

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

	Year Ended
	December 27, 2018	December 28, 2017	December 29, 2016
Statutory federal tax rate	21.0%	35.0%	35.0%
Tax benefit from Tax Cuts and Jobs Act of 2017	(2.9)	(30.9)	–
State income taxes, net of federal income tax benefit	6.1	4.8	4.8
Tax credits, net of federal income tax benefit	(1.1)	(0.8)	(0.9)
Other	(3.4)	(2.8)	(1.1)
	19.7%	5.3%	37.8%

In fiscal 2018, net income tax refunds were $218,000. Net income taxes paid in fiscal 2017 and fiscal 2016 totaled $23,691,000 and $25,017,000, respectively.

During fiscal 2017, the Company was able to make a reasonable estimate of the impact of the Tax Cuts and Jobs Act of 2017, including the reduction in the corporate tax rate and the provisions related to executive compensation and 100% bonus depreciation on qualifying property. Following the guidance of the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 118, any adjustments to the Company’s estimates within a one-year measurement period must be reported as a component of income tax expense in fiscal 2018. The Company did not make any adjustments to the estimates recorded in fiscal 2017.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefit are as follows:

	Year Ended
	December 27, 2018	December 28, 2017	December 29, 2016
	(in thousands)
Balance at beginning of year	$102	$414	$414
Increases due to:
Tax positions taken in prior years	–	–	–
Tax positions taken in current year	–	–	–
Decreases due to:
Tax positions taken in prior years	–	–	–
Settlements with taxing authorities	(102)	–	–
Lapse of applicable statute of limitations	–	(312)	–
Balance at end of year	$–	$102	$414

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

During fiscal 2018, the Company settled a dispute with a state taxing authority and no longer carries an unrecognized tax benefit as of December 27, 2018. The Company’s total unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate were $67,000 as of December 28, 2017 and December 29, 2016. The Company had no accrued interest or penalties at December 27, 2018, compared to accrued interest of $54,000 and no accrued penalties at December 28, 2017. The Company classifies interest and penalties relating to income taxes as income tax expense. For the year ended December 27, 2018, $68,000 of interest income was recognized in the statement of earnings, compared to $50,000 of interest expense for the year ended December 28, 2017, and $153,000 of interest expense for the year ended December 29, 2016.

During fiscal 2018, the Company settled, with no change, an examination by the Internal Revenue Service of its income tax return for the 31 weeks ended December 31, 2015. The Company’s federal income tax returns are no longer subject to examination prior to fiscal 2016. With certain exceptions, the Company’s state income tax returns are no longer subject to examination prior to the fiscal 2015. At this time, the Company does not expect the results from any income tax audit or appeal to have a significant impact on the Company’s financial statements.

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

	Year Ended
	December 27, 2018	December 28, 2017	December 29, 2016
	(in thousands)
Fixed minimum rentals	$10,681	$12,027	$7,707
Amortization of favorable lease right	334	334	334
Percentage rentals	1,188	708	343
Amortization of unfavorable leases	(936)	(1,200)	–
	$11,267	$11,869	$8,384

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and License Rights (continued)

Aggregate minimum rental commitments under long-term operating leases, assuming the exercise of certain lease options, are as follows at December 27, 2018:

Fiscal Year	(in thousands)
2019	$11,317
2020	10,169
2021	9,670
2022	9,910
2023	9,038
Thereafter	80,523
$130,627

Subsequent to December 27, 2018, the Company acquired 22 operating leases in conjunction with the Movie Tavern acquisition, with lease terms ranging from 3 to 20 years.

Commitments - The Company has commitments for the completion of construction at various properties totaling approximately $24,757,000 at December 27, 2018.

License Rights – As of December 27, 2018, the Company had license rights to operate three hotels using the Hilton trademark, two hotels using the Marriott trademark and one hotel using the InterContinental trademark. Under the terms of the licenses, the Company is obligated to pay fees based on defined gross sales. Subsequent to year-end, the Company ceased using the InterContinental trademark.

11. Joint Venture Transactions

At December 27, 2018 and December 28, 2017, the Company held investments with aggregate carrying values of $4,069,000 and $4,239,000, respectively, in several joint ventures, one of which is accounted for under the equity method, and two of which are investments in equity investments without readily determinable fair values.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Business Segment Information

The Company evaluates performance and allocates resources based on the operating income (loss) of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Following is a summary of business segment information for fiscal 2018, fiscal 2017 and fiscal 2016:

	Theatres	Hotels/ Resorts	Corporate Items	Total
	(in thousands)
Fiscal 2018
Revenues (1)	$446,804	$259,892	$424	$707,120
Operating income (loss)	88,790	12,480	(18,081)	83,189
Depreciation and amortization	38,760	22,229	353	61,342
Assets	624,512	306,162	58,657	989,331
Capital expenditures and acquisitions	43,568	14,931	161	58,660

Fiscal 2017
Revenues (1)	$403,431	$249,564	$557	$653,552
Operating income (loss)	80,447	12,895	(16,035)	77,307
Depreciation and amortization	33,448	17,912	359	51,719
Assets	637,723	313,942	66,132	1,017,797
Capital expenditures and acquisitions	93,676	20,604	524	114,804

Fiscal 2016
Revenues (1)	$330,605	$243,192	$527	$574,324
Operating income (loss)	71,800	14,619	(14,946)	71,473
Depreciation and amortization	24,570	16,895	367	41,832
Assets	561,755	311,738	37,773	911,266
Capital expenditures and acquisitions	132,509	14,650	213	147,372

Corporate items include amounts not allocable to the business segments. Corporate revenues consist principally of rent and the corporate operating loss includes general corporate expenses. Corporate information technology costs and accounting shared services costs are allocated to the business segments based upon several factors, including actual usage and segment revenues. Corporate assets primarily include cash and cash equivalents, furniture, fixtures and equipment, investments and land held for development.

(1)	Revenues include cost reimbursements of $34,285 for fiscal 2018 (Theatres - $1,292, Hotels/Resorts - $32,993); $30,838 for fiscal 2017 (Theatres - $2,140, Hotels/Resorts – $28,698); and $30,460 for fiscal 2016 (Theatres - $2,440, Hotels/Resorts - $28,020)

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Unaudited Quarterly Financial Information (in thousands, except per share data)

	13 Weeks Ended
Fiscal 2018	March 29, 2018	June 28, 2018	September 27, 2018	December 27, 2018

Revenues	$168,191	$193,298	$170,599	$175,032
Operating income	17,016	29,107	22,413	14,653
Net earnings attributable to The Marcus Corporation	9,821	18,619	16,231	8,720
Net earnings per common share – diluted	$0.35	$0.65	$0.56	$0.30

	13 Weeks Ended
Fiscal 2017	March 30, 2017	June 29, 2017	September 28, 2017	December 28, 2017(1)

Revenues (2)	$165,456	$160,140	$162,375	$165,581
Operating income (2)	18,453	19,169	21,863	17,822
Net earnings attributable to The Marcus Corporation	9,453	10,124	10,978	34,441
Net earnings per common share – diluted	$0.33	$0.36	$0.39	$1.21

(1)	The Company recorded a one-time income tax adjustment of $21,240 during the fourth quarter of fiscal 2017 related to the future lower federal tax rate resulting from the December 2017 signing of the Tax Cuts and Jobs Act of 2017.

(2)	Amounts restated due to the adoption of ASC No. 2017-07, Compensation, Retirement Benefits, and the inclusion of cost reimbursements within Revenues.

14. Subsequent Event

On February 1, 2019, the Company acquired 22 dine-in theatres with 208 screens located in nine Southern and Eastern states from VSS-Southern Theatres LLC (Movie Tavern) for a total purchase price of $139,197,000, consisting of $30,000,000 in cash, subject to certain adjustments, and 2,450,000 shares of the Company’s Common Stock with a value of $109,197,000, based on the Company’s closing share price as of January 31, 2019. The assets acquired consist primarily of leasehold improvements, furniture, fixtures and equipment, goodwill and certain intangible assets. Acquisition costs incurred during fiscal 2018 as a result of the Movie Tavern acquisition were approximately $1,500,000 and were expensed as incurred and included in administrative expense in the consolidated statement of earnings. Assuming the Movie Tavern acquisition occurred at the beginning of fiscal 2018, unaudited, pro forma revenues for the Company during fiscal 2018 were $845,662,000. The Movie Tavern theatres would not have had a material impact on the Company’s fiscal 2018 net earnings. The Company is in the process of completing the purchase price allocation and expects to have it finalized within the 12 month measurement period.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act during the fourth quarter of our fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to the relevant information set forth under the captions “Election of Directors,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2019 Annual Meeting of Shareholders scheduled to be held on May 7, 2019 (our “Proxy Statement”). Information regarding our executive officers may be found in Part I of this Form 10-K under the caption “Executive Officers of the Company.” Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under current equity compensation plan (excluding securities reflected in the first column)
1,450,000	$21.25	887,000

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

EXHIBIT INDEX

2.1	Asset Purchase Agreement, dated as of November 1, 2018, by and among MMT Texnv, LLC, MMT Lapagava, LLC, The Marcus Corporation, Movie Tavern, Inc., Movie Tavern Theaters, LLC, TGS Beverage Company, LLC, and VSS-Southern Theatres LLC. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.] [Incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2018].

3.1	Restated Articles of Incorporation. [Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended November 13, 1997.]

3.2	By-Laws of The Marcus Corporation, as amended. [Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated October 13, 2015.]

4.1	The Marcus Corporation Note Purchase Agreement dated April 17, 2008. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated April 17, 2008.]

4.2	Credit Agreement, dated June 16, 2016, by and among The Marcus Corporation and the several banks party thereto, including JPMorgan Chase Bank, N.A., as Administrative Agent, and U.S. Bank National Association, as Syndication Agent. [Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q dated August 9, 2016.]

4.3	The Marcus Corporation Note Purchase Agreement, dated June 27, 2013. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 27, 2013.]

4.4	The Marcus Corporation Note Purchase Agreement, dated December 21, 2016. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated February 22, 2017.]

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

10.1*	The Marcus Corporation Non-Employee Director Compensation Plan. [Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2017.]

10.2*	The Marcus Corporation Variable Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 7, 2009.]

10.3*	The Marcus Corporation Deferred Compensation Plan. [Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended May 25, 2006.]

10.4*	The Marcus Corporation Retirement Income and Supplemental Retirement Plan, as amended and restated. [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2013.]

10.5	Administrative Services Agreement between Marcus Investments, LLC and The Marcus Corporation, as amended. [Incorporated by reference to Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.]

10.6*	The Marcus Corporation 1995 Equity Incentive Plan, as amended and restated. [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 4, 2006.]

10.7*	Form of The Marcus Corporation 1995 Equity Incentive Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2005.]

10.8*	The Marcus Corporation 2004 Equity and Incentive Awards Plan. [Incorporated by reference to Attachment A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on September 2, 2011.]

10.9*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 15, 2006.]

10.10*	Form of Cover Letter to The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated August 15, 2006.]

10.11*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award (Employees). [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 8, 2008.]

10.12*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award (Non-Employee Directors). [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 8, 2008.]

10.13*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award Agreement for awards granted after October 11, 2011 (Employees). [Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 dated October 28, 2011.]

10.14*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after October 11, 2011 (Employees). [Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.]

10.15*	Form of Cover Letter to The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after October 11, 2011 (Employees). [Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.]

10.16*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award Agreement for awards granted after January 8, 2013 (Employees). [Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2013.]

10.17*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award for awards granted after October 11, 2011 (Non-Employee Directors). [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2012.]

10.18*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after October 11, 2011 (Non-Employee Directors). [Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2012.]

10.19*	The Marcus Corporation Long-Term Incentive Plan Terms. [Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended May 28, 2009.]

10.20*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement (Non-Employee Directors) for awards granted after February 22, 2018. [Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2017.]

10.21*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after February 22, 2018 (Employees). [Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2017.]

10.22*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after August 1, 2018 (Employees). [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2018.]

10.23	Shareholders’ Agreement dated as of February 1, 2019, by and between The Marcus Corporation and Southern Margin Loan SPV LLC. [Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-3ASR filed with the Securities and Exchange Commission on February 1, 2019.]

14.1	The Marcus Corporation Code Of Conduct, as amended February 3, 2016. [Incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K dated February 3, 2016.]

21	Our subsidiaries as of December 27, 2018.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350.

99	Proxy Statement for the 2019 Annual Meeting of Shareholders. (The Proxy Statement for the 2019 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of our fiscal year.)

101	The following materials from The Marcus Corporation’s Annual Report on Form 10-K for the fiscal year ended December 27, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

* This exhibit is a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MARCUS CORPORATION

Date: March 12, 2019	By:	/s/ Gregory S. Marcus
Gregory S. Marcus,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of us and in the capacities as of the date indicated above.

By:	/s/ Gregory S. Marcus	By:	/s/ Diane Marcus Gershowitz
	Gregory S. Marcus, President and Chief Executive Officer (Principal Executive Officer) and Director		Diane Marcus Gershowitz, Director

By:	/s/ Douglas A. Neis	By:	/s/ Timothy E. Hoeksema
	Douglas A. Neis, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)		Timothy E. Hoeksema, Director

By:	/s/ Stephen H. Marcus	By:	/s/ Allan H. Selig
	Stephen H. Marcus, Chairman and Director		Allan H. Selig, Director

By:	/s/ Philip L. Milstein	By:	/s/ Brian J. Stark
	Philip L. Milstein, Director		Brian J. Stark, Director

By:	/s/ Bruce J. Olson	By:	/s/ David M. Baum
	Bruce J. Olson, Director		David M. Baum, Director

By:	/s/ Katherine M. Gehl
Katherine M. Gehl, Director

S-1