Form 10-Q
period 2019-03-28
MARCUS CORP
filed 2019-05-07
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	MCS	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK OUTSTANDING AT May 3, 2019 – 22,956,292

CLASS B COMMON STOCK OUTSTANDING AT May 3, 2019 – 7,935,872

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	March 28, 2019	December 27, 2018

ASSETS
Current assets:
Cash and cash equivalents	$8,361	$17,114
Restricted cash	4,893	4,813
Accounts and notes receivable, net of reserves of $272 and $361, respectively	20,329	25,684
Refundable income taxes	5,882	5,983
Other current assets	16,759	15,355
Total current assets	56,224	68,949

Property and equipment:
Land and improvements	150,247	150,122
Buildings and improvements	744,139	745,886
Leasehold improvements	163,190	98,885
Furniture, fixtures and equipment	343,420	314,875
Finance lease right-of-use assets	74,197	72,631
Construction in progress	21,956	12,513
Total property and equipment	1,497,149	1,394,912
Less accumulated depreciation and amortization	562,995	554,869
Net property and equipment	934,154	840,043

Operating lease right-of-use assets	235,181	─

Other assets:
Investments in joint ventures	3,785	4,069
Goodwill	74,844	43,170
Other	38,208	33,100
Total other assets	116,837	80,339

TOTAL ASSETS	$1,342,396	$989,331

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	March 28, 2019	December 27, 2018

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,263	$37,452
Taxes other than income taxes	17,219	18,743
Accrued compensation	14,731	17,547
Other accrued liabilities	49,866	59,645
Current portion of finance lease obligations	5,260	5,912
Current portion of operating lease obligations	12,591	─
Current maturities of long-term debt	10,062	9,957
Total current liabilities	144,992	149,256

Finance lease obligations	22,556	22,208

Operating lease obligations	224,827	─

Long-term debt	263,576	228,863

Deferred income taxes	41,845	41,977

Deferred compensation and other	46,741	56,908

Equity:
Shareholders’ equity attributable to The Marcus Corporation Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	─	─
Common Stock, $1 par; authorized 50,000,000 shares; issued 23,253,641 shares at March 28, 2019 and 22,843,096 shares at December 27, 2018	23,254	22,843
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 7,935,872 shares at March 28, 2019 and 8,346,417 shares at December 27, 2018	7,936	8,347
Capital in excess of par	143,094	63,830
Retained earnings	436,222	439,178
Accumulated other comprehensive loss	(7,055)	(6,758)
	603,451	527,440
Less cost of Common Stock in treasury (312,557 shares at March 28, 2019 and 2,839,079 shares at December 27, 2018)	(5,576)	(37,431)
Total shareholders' equity attributable to The Marcus Corporation	597,875	490,009
Noncontrolling interest	(16)	110
Total equity	597,859	490,119

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,342,396	$989,331

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings

	13 Weeks Ended
(in thousands, except per share data)	March 28, 2019	March 29, 2018

Revenues:
Theatre admissions	$58,969	$63,006
Rooms	18,938	20,671
Theatre concessions	47,155	41,413
Food and beverage	15,783	15,803
Other revenues	20,829	19,526
	161,674	160,419
Cost reimbursements	8,365	7,772
Total revenues	170,039	168,191

Costs and expenses:
Theatre operations	56,378	54,655
Rooms	9,035	9,501
Theatre concessions	17,269	11,961
Food and beverage	13,609	14,065
Advertising and marketing	4,910	5,114
Administrative	17,859	17,282
Depreciation and amortization	15,985	13,904
Rent	5,403	2,951
Property taxes	5,393	5,214
Other operating expenses	10,883	8,756
Reimbursed costs	8,365	7,772
Total costs and expenses	165,089	151,175

Operating income	4,950	17,016

Other income (expense):
Investment income (loss)	473	(36)
Interest expense	(3,059)	(3,309)
Other expense	(480)	(496)
Gain on disposition of property, equipment and other assets	7	─
Equity earnings (losses) from unconsolidated joint ventures, net	(84)	52
	(3,143)	(3,789)

Earnings before income taxes	1,807	13,227
Income taxes	13	3,421
Net earnings	1,794	9,806
Net loss attributable to noncontrolling interests	(66)	(15)
Net earnings attributable to The Marcus Corporation	$1,860	$9,821

Net earnings per share - basic:
Common Stock	$0.06	$0.36
Class B Common Stock	$0.06	$0.33

Net earnings per share - diluted:
Common Stock	$0.06	$0.35
Class B Common Stock	$0.06	$0.32

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income

	13 Weeks Ended
(in thousands)	March 28, 2019	March 29, 2018

Net earnings	$1,794	$9,806

Other comprehensive income (loss), net of tax:

Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $30 and $41, respectively	79	114

Fair market value adjustment of interest rate swaps, net of tax benefit of $142 and $63, respectively	(386)	(170)

Reclassification adjustment on interest rate swaps included in interest expense, net of tax effect of $4 and $10, respectively	10	26

Other comprehensive loss	(297)	(30)

Comprehensive income	1,497	9,776

Comprehensive loss attributable to noncontrolling interests	(66)	(15)

Comprehensive income attributable to The Marcus Corporation	$1,563	$9,791

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	13 Weeks Ended
(in thousands)	March 28, 2019	March 29, 2018

OPERATING ACTIVITIES:
Net earnings	$1,794	$9,806
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses (earnings) on investments in joint ventures	84	(52)
Distributions from joint ventures	200	—
Gain on disposition of property, equipment and other assets	(7)	—
Amortization of favorable lease right	—	83
Depreciation and amortization	15,985	13,904
Amortization of debt issuance costs	71	73
Share-based compensation	777	596
Deferred income taxes	(1)	54
Deferred compensation and other	(16)	(201)
Contribution of the Company’s stock to savings and profit-sharing plan	1,181	1,130
Changes in operating assets and liabilities:
Accounts and notes receivable	5,355	8,073
Other assets	2,023	238
Accounts payable	(3,354)	(13,641)
Income taxes	101	3,614
Taxes other than income taxes	(1,703)	(2,367)
Accrued compensation	(2,816)	(1,985)
Other liabilities	(11,654)	(7,348)
Total adjustments	6,226	2,171
Net cash provided by operating activities	8,020	11,977

INVESTING ACTIVITIES:
Capital expenditures	(13,724)	(15,974)
Acquisition of theatres, net of cash acquired and working capital assumed	(29,626)	—
Proceeds from disposals of property, equipment and other assets	9	23
Contribution in joint venture	—	(117)
Other investing activities	(2,745)	(81)
Net cash used in investing activities	(46,086)	(16,149)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	73,000	49,000
Repayment of borrowings on revolving credit facility	(38,000)	(48,000)
Principal payments on long-term debt	(217)	(173)
Principal payments on capital lease obligations	(587)	(432)
Equity transactions:
Treasury stock transactions, except for stock options	(381)	(404)
Exercise of stock options	454	929
Dividends paid	(4,816)	(4,070)
Distributions to noncontrolling interest	(60)	(19)
Net cash provided by (used in) financing activities	29,393	(3,169)

Net decrease in cash, cash equivalents and restricted cash	(8,673)	(7,341)
Cash, cash equivalents and restricted cash at beginning of period	21,927	20,747
Cash, cash equivalents and restricted cash at end of period	$13,254	$13,406

Supplemental Information:
Interest paid, net of amounts capitalized	$3,574	$3,727
Income taxes refunded	88	147
Change in accounts payable for additions to property, equipment and other assets	1,165	(7,082)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED MARCH 28, 2019

1. General

Basis of Presentation - The unaudited consolidated financial statements for the 13 weeks ended March 28, 2019 and March 29, 2018 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at March 28, 2019, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2018.

Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 27, 2018, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.

During the 13 weeks ended March 28, 2019, there were no significant changes made to the Company’s significant accounting policies other than the changes attributable to the adoption of the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which was adopted on December 28, 2018. The lease policy updates are applied prospectively in the Company’s financial statements from December 28, 2018 forward. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods. See Note 3 for further discussion.

Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $15,955,000 and $14,036,000 for the 13 weeks ended March 28, 2019 and March 29, 2018, respectively.

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended
	March 28, 2019	March 29, 2018
	(in thousands, except per share data)
Numerator:
Net earnings attributable to The Marcus Corporation	$1,860	$9,821
Denominator:
Denominator for basic EPS	29,883	27,895
Effect of dilutive employee stock options	616	539
Denominator for diluted EPS	30,499	28,434
Net earnings per share - basic:
Common Stock	$0.06	$0.36
Class B Common Stock	$0.06	$0.33
Net earnings per share - diluted:
Common Stock	$0.06	$0.35
Class B Common Stock	$0.06	$0.32

Shareholders’ Equity - Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interests for the 13 weeks ended March 28, 2019 and March 29, 2018 was as follows (in thousands, except per share data):

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity Attributable to The Marcus Corporation	Non- controlling Interests	Total Equity
BALANCES AT DECEMBER 27, 2018	$22,843	$8,347	$63,830	$439,178	$(6,758)	$(37,431)	$490,009	$110	$490,119
Cash Dividends:
$.15 Class B Common Stock	-	-	-	(1,183)	-	-	(1,183)	-	(1,183)
$.16 Common Stock	-	-	-	(3,633)	-	-	(3,633)	-	(3,633)
Exercise of stock options	-	-	(78)	-	-	532	454	-	454
Purchase of treasury stock	-	-	-	-	-	(428)	(428)	-	(428)
Savings and profit-sharing contribution	-	-	810	-	-	371	1,181	-	1,181
Reissuance of treasury stock	-	-	31	-	-	16	47	-	47
Issuance of non-vested stock	-	-	(127)	-	-	127	-	-	-
Shared-based compensation	-	-	777	-	-	-	777	-	777
Reissuance of treasury stock-acquisition	-	-	77,960	-	-	31,237	109,197	-	109,197
Other	-	-	(109)	-	-	-	(109)	-	(109)
Conversions of Class B Common Stock	411	(411)	-	-	-	-	-	-	-
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(60)	(60)
Comprehensive income (loss)	-	-	-	1,860	(297)	-	1,563	(66)	1,497
BALANCES AT MARCH 28, 2019	$23,254	$7,936	$143,094	$436,222	$(7,055)	$(5,576)	$597,875	$(16)	$597,859

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders' Equity Attributable to The Marcus Corporation	Non- controlling Interests	Total Equity
BALANCES AT DECEMBER 28, 2017	$22,656	$8,534	$61,452	$403,206	$(7,425)	$(43,399)	$445,024	$100	$445,124
Amount reclassified to retained earnings on December 29, 2017 in connection with the adoption of ASU No. 2016-01	-	-	-	(11)	11	-	-	-	-
Amount reclassified to retained earnings on December 29, 2017 in connection with the adoption of ASU No. 2018-02	-	-	-	1,574	(1,574)	-	-	-	-
Amount reclassified to retained earnings on December 29, 2017 in connection with the adoption of ASU No. 2014-09	-	-	-	(2,568)	-	-	(2,568)	-	(2,568)
Cash Dividends:
$.14 Class B Common Stock	-	-	-	(1,163)	-	-	(1,163)	-	(1,163)
$.15 Common Stock	-	-	-	(2,907)	-	-	(2,907)	-	(2,907)
Exercise of stock options	-	-	(62)	-	-	991	929	-	929
Purchase of treasury stock	-	-	-	-	-	(453)	(453)	-	(453)
Savings and profit-sharing contribution	-	-	651	-	-	479	1,130	-	1,130
Reissuance of treasury stock	-	-	26	-	-	23	49	-	49
Issuance of non-vested stock	-	-	(108)	-	-	108	-	-	-
Shared-based compensation	-	-	596	-	-		596	-	596
Conversions of Class B Common Stock	8	(8)	-	-	-	-	-	-	-
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(19)	(19)
Comprehensive income (loss)	-	-	-	9,821	(30)	-	9,791	(15)	9,776
BALANCES AT MARCH 29, 2018	$22,664	$8,526	$62,555	$407,952	$(9,018)	$(42,251)	$450,428	$66	$450,494

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	March 28, 2019	December 27, 2018
	(in thousands)
Unrecognized loss on interest rate swap agreements	$(525)	$(149)
Net unrecognized actuarial loss for pension obligation	(6,530)	(6,609)
	$(7,055)	$(6,758)

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At March 28, 2019 and December 27, 2018, respectively, the Company’s $5,697,000 and $5,302,000 of debt and equity securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At March 28, 2019 and December 27, 2018, respectively, the Company’s $719,000 and $205,000 liability related to the Company’s interest rate swap contracts was valued using Level 2 pricing inputs.

Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At March 28, 2019 and December 27, 2018, none of the Company’s fair value measurements were valued using Level 3 pricing inputs, other than those discussed in Note 2.

Defined Benefit Plan - The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended
	March 28, 2019	March 29, 2018
	(in thousands)
Service cost	$209	$232
Interest cost	371	341
Net amortization of prior service cost and actuarial loss	109	155
Net periodic pension cost	$689	$728

Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of earnings.

Revenue Recognition – The disaggregation of revenues by business segment for the 13 weeks ended March 28, 2019 is as follows (in thousands):

	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$58,969	$-	$-	$58,969
Rooms	-	18,938	-	18,938
Theatre concessions	47,155	-	-	47,155
Food and beverage	-	15,783	-	15,783
Other revenues (1)	8,569	12,167	93	20,829
Cost reimbursements	192	8,173	-	8,365
Total revenues	$114,885	$55,061	$93	$170,039

(1)	Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers under ASC Topic 606.

The disaggregation of revenues by business segment for the 13 weeks ended March 29, 2018 is as follows (in thousands):

	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$63,006	$-	$-	$63,006
Rooms	-	20,671	-	20,671
Theatre concessions	41,413	-	-	41,413
Food and beverage	-	15,803	-	15,803
Other revenues (1)	8,037	11,401	88	19,526
Cost reimbursements	479	7,293	-	7,772
Total revenues	$112,935	$55,168	$88	$168,191

(1)	Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers under ASC Topic 606.

The Company had deferred revenue from contracts with customers of $36,562,000 and $37,048,000 as of March 28, 2019 and December 27, 2018, respectively. The Company had no contract assets as of March 28, 2019 and December 27, 2018. During the 13 weeks ended March 28, 2019, the Company recognized revenue of $10,183,000 that was included in deferred revenues as of December 27, 2018.

A significant majority of the Company’s revenue is recorded in less than one year from the original contract. As of March 28, 2019, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $4,823,000 and is reflected in the Company consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. The Company recognizes revenue as the tickets are redeemed, which is expected to occur with the next two years. As of March 28, 2019, the amount of transaction price allocated to the remaining performance obligations under the Hotels and Resorts loyalty program was $192,000, of which, $71,000 is reflected in the Company’s consolidated balance sheet in deferred compensation and other. The Company recognizes revenue upon reward redemption, which is expected to occur within the next two years. As of March 28, 2019, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $2,342,000 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.

New Accounting Pronouncements – On December 28, 2018, the Company adopted ASU No. 2016-02, Leases (Topic 842), which is intended to improve financial reporting related to leasing transactions. ASC 842 requires a lessee to recognize on the balance sheet assets and liabilities for rights and obligations created by leased assets with lease terms of more than 12 months. The new guidance also requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from the leases. See Note 3 for further discussion.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, (ASU No. 2018-13). The purpose of ASU No. 2018-13 is to improve the disclosures related to fair value measurements in the financial statements. The improvements include the removal, modification and addition of certain disclosure requirements primarily related to Level 3 fair value measurements. ASU No. 2018-13 is effective for the Company in fiscal 2020. The amendments in ASU No. 2018-13 should be applied prospectively. The Company does not expect ASU No. 2018-13 to have a significant impact on its consolidated financial statements.

2. Acquisition

On February 1, 2019, the Company acquired 22 dine-in theatres with 208 screens located in nine Southern and Eastern states from VSS-Southern Theatres LLC (Movie Tavern) for a total purchase price of $138,856,000, consisting of $30,000,000 in cash, subject to certain adjustments, and 2,450,000 shares of the company’s Common Stock with a value of $109,197,000, based on the Company’s closing share price as of January 31, 2019. Acquisition costs incurred as a result of the Movie Tavern acquisition were approximately $1,153,000 and $1,507,000 during fiscal 2019 and fiscal 2018, respectively, and were expensed as incurred and included in administrative expense in the consolidated statements of earnings.

The preliminary purchase price allocation reflected in the Company’s consolidated balance sheet on the acquisition date is as follows (in thousands):

Other current assets	$1,266
Property and equipment	95,888
Operating lease right-of-use-assets	161,996
Other (long-term assets)	10,360
Goodwill	31,697
Taxes other than income	(179)
Other accrued liabilities	(2,997)
Operating lease obligations	(159,175)
Total	$138,856

The preliminary fair value measurement of tangible and intangible assets and liabilities was based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows and market comparables. The Company is in the process of completing the purchase price allocation and expects to have it finalized within the 12 month measurement period.

3. Leases

The Company determines if an arrangement is a lease at inception. The Company evaluates each lease for classification as either a finance lease or an operating lease according to accounting guidance ASU No. 2016-02, Leases (Topic 842). The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. The Company leases real estate and equipment with lease terms of one year to 45 years, some of which include options to extend and/or terminate the lease. The exercise of lease renewal options is done at the Company’s sole discretion. When deemed reasonably certain of exercise, the renewal options are included in the determination of the lease term and related right-of-use asset and lease liability. The depreciable life of the asset is limited to the expected term. The Company’s lease agreements do not contain any residual value guarantees or any restrictions or covenants.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right-of-use assets and labilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. When readily determinable, the Company uses the implicit rate in the lease in determining the present value of lease payments. When the lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, including the fixed rate the Company could borrow for a similar amount, over a similar lease term with similar collateral. The Company recognizes right-of-use assets for all assets subject to operating leases in an amount equal to the operating lease liabilities, adjusted for the balances of long-term prepaid rent, favorable lease intangible assets, deferred lease expense, unfavorable lease liabilities and deferred lease incentive liabilities. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

The majority of the Company’s lease agreements include fixed rental payments. For those leases with variable payments based on increases in an index subsequent to lease commencement, such payments are recognized as variable lease expense as they occur. Variable lease payments that do not depend on an index or rate, including those that depend on the Company’s performance or use of the underlying asset, are also expensed as incurred.

The Company adopted ASC 842 on the first day of fiscal 2019 using the modified retrospective approach. Under this method, the Company was allowed to initially apply the new lease standard at the adoption date and recognize the assets and liabilities in the period of adoption. As such, upon adoption, no adjustments were made to prior period financial information or disclosures and the new lease standard did not result in a cumulative effect adjustment to retained earnings. Finance lease accounting remained substantially unchanged. The adoption of ASC 842 had the following effect on the Company’s financial statements as follows (all relating to operating lease right-of-use assets and obligations):

	Balance at December 27, 2018	ASC 842 Adjustments	Balance at December 28, 2018
	(in thousands)
Assets
Other current assets	$15,355	$(690)	$14,665
Operating lease right-of-use assets	-	76,178	76,178
Other assets (long term)	33,100	(8,868)	24,232

Liabilities
Other accrued liabilities	59,645	(4,396)	55,249
Current portion of operating lease obligations	-	5,909	5,909
Operating lease obligations	-	75,608	75,608
Deferred compensation and other	56,908	(10,501)	46,407

As part of the Company’s adoption of ASC 842, the Company elected the following practical expedients: i) to forego reassessment of its prior conclusion related to lease identification, lease classification and initial direct costs, ii) to not separate lease and non-lease components for all of its leases, and iii) to make a policy election not to apply the lease recognition requirements for short-term leases. As a result, the Company does not recognize right-of use assets or lease liabilities for short-term leases that qualify for the policy election (those with an initial term of 12 months or less which do not include a purchase or renewal option which is reasonably certain to be exercised), but will recognize these lease payments as lease costs on a straight-line basis over the lease term.

Total lease cost consists of the following:

Lease Cost	Classification	March 28, 2019
		(in thousands)
Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$891
Interest on lease liabilities	Interest expense	294
Operating lease costs	Rent expense	5,040
Variable lease cost	Rent expense	253
Short-term lease cost	Rent expense	110
Total lease costs		$6,588

Other Information	13 Weeks Ended March 28, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$587
Operating cash flows from finance leases	294
Operating cash flows from operating leases	5,213

Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	1,566
Operating lease liabilities, including from acquisitions	159,175

March 28, 2019
(in thousands)
Finance leases:
Property and equipment – gross	$74,197
Accumulated depreciation and amortization	(47,563)
Property and equipment - net	$26,634

Lease Term and Discount Rate	March 28, 2019

Weighted-average remaining lease terms:
Finance leases	10 years
Operating leases	16 years

Weighted-average discount rates:
Finance leases	4.88%
Operating leases	4.64%

Maturities of lease liabilities as of March 28, 2019 are as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2019 (excluding the 13 weeks ended March 28, 2019)	$17,176	$5,652
2020	24,638	3,532
2021	23,925	2,949
2022	24,349	2,904
2023	23,136	2,820
2024 and thereafter	218,998	16,948
Total lease payments	332,222	34,805
Less: amount representing interest	(94,804)	(6,989)
Total lease liabilities	$237,418	$27,816

Aggregate minimum lease commitments as of December 27, 2018 under Accounting Standard Codification Topic 840 are as follows (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2019	$11,317	$3,073
2020	10,169	2,978
2021	9,670	2,679
2022	9,910	2,718
2023	9,038	2,718
2024 and thereafter	80,523	16,940
Total minimum lease payments	$130,627	31,106
Less: amount representing interest		(6,978)
Total present value of minimum capital lease payments		$24,128

In fiscal 2018, the Company entered into a build-to-suit lease arrangement in which the Company is responsible for the construction of a new leased theatre and for paying construction costs during development. Construction costs will be reimbursed by the landlord up to an agreed upon amount. During construction, the Company is deemed to not have control of the assets or the leased premises and has recorded the development expenditures in other assets on the consolidated balance sheet. The lease will commence when the Company has access to the right-of-use asset, which is expected to be upon project completion.

Digital Cinema Projection Systems - During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of March 28, 2019, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in Finance lease right-of-use assets is $45,510,000 related to the digital systems as of March 28, 2019 and December 27, 2018, which is being amortized over the remaining estimated useful life of the assets. Accumulated amortization of the digital systems was $42,191,000 and $40,647,000 as of March 28, 2019 and December 27, 2018, respectively.

Under the terms of the master licensing agreement, the Company made an initial one-time payment to CDF2. The Company expects that the balance of CDF2’s costs to deploy the systems will be covered primarily through the payment of virtual print fees (VPF’s) from film distributors to CDF2 each time a digital movie is booked on one of the systems deployed on a Company screen. The Company agreed to make an average number of bookings of eligible digital movies on each screen on which a licensed system has been deployed to provide for a minimum level of VPF’s paid by distributors (standard booking commitment) to CDF2. To the extent the VPF’s paid by distributors are less than the standard booking commitment, the Company must make a shortfall payment to CDF2. Based upon the Company’s historical booking patterns, the Company does not expect to make any shortfall payments during the life of the agreement. Accounting Standards Codification No. 842, Leases, requires that the Company consider the entire amount of the standard booking commitment minimum lease payments for purposes of determining the finance lease obligation. The maximum amount per year that the Company could be required to pay is approximately $6,163,000 until the obligation is fully satisfied.

The Company’s finance lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company’s expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $2,675,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

4. Long-Term Debt

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into two interest rate swap agreements on March 1, 2018 covering $50,000,000 of floating rate debt. The first agreement has a notional amount of $25,000,000, expires March 1, 2021, and requires the Company to pay interest at a defined rate of 2.559% while receiving interest at a defined variable rate of one-month LIBOR (2.50% at March 28, 2019). The second agreement has a notional amount of $25,000,000, expires March 1, 2023, and requires the Company to pay interest at a defined rate of 2.687% while receiving interest at a defined variable rate of one-month LIBOR (2.50% at March 28, 2019). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company’s interest rate swap agreements are considered effective and qualify as cash flow hedges. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. As of March 28, 2019, the interest rate swaps were considered highly effective. The fair value of the interest rate swaps on March 28, 2019 and December 27, 2018, respectively, was a liability of $719,000 and $205,000, and was included in deferred compensation and other in the consolidated balance sheets. The Company does not expect the interest rate swaps to have a material effect on earnings within the next 12 months.

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

Subsequent to March 28, 2019, a note that was scheduled to mature in January 2020 with a balance of $14,653,000 as of March 28, 2019, was repaid and replaced with borrowings on the Company’s revolving credit facility.

5. Income Taxes

The Company’s effective income tax rate, adjusted for losses from noncontrolling interests, for the 13 weeks ended March 28, 2019 and March 29, 2018 was 0.7% and 25.8%, respectively. The reduction in the Company’s effective income tax rate is related to excess tax benefits on share-based compensation that the Company recorded during the 13 weeks ended March 28, 2019. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interests in its income tax expense as the entity is considered a pass-through entity and, as such, the income tax expense or benefit is attributable to its owners.

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

Following is a summary of business segment information for the 13 weeks ended March 28, 2019 and March 29, 2018 (in thousands):

13 Weeks Ended March 28, 2019	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$114,885	$55,061	$93	$170,039
Operating income (loss)	12,594	(3,153)	(4,491)	4,950
Depreciation and amortization	11,127	4,767	91	15,985

13 Weeks Ended March 29, 2018	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$112,935	$55,168	$88	$168,191
Operating income (loss)	23,983	(2,649)	(4,318)	17,016
Depreciation and amortization	9,228	4,590	86	13,904

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

RESULTS OF OPERATIONS

General

We report our consolidated and individual segment results of operations on a 52-or 53-week fiscal year ending on the last Thursday in December. Fiscal 2019 is a 52-week year beginning on December 28, 2018 and ending on December 26, 2019. Fiscal 2018 was a 52-week year beginning December 29, 2017 and ended on December 27, 2018.

We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The first quarter of fiscal 2019 consisted of the 13-week period beginning on December 28, 2018 and ended on March 28, 2019. The first quarter of fiscal 2018 consisted of the 13-week period beginning December 29, 2017 and ended on March 29, 2018. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

Implementation of New Accounting Standards

During the first quarter of fiscal 2019, we adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), intended to improve financial reporting related to leasing transactions. ASC Topic 842 requires a lessee to recognize a right-of-use (ROU) asset and a lease liability for most leases. The new guidance requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from the leases. Leases are now classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of net earnings. ASU No. 2018-11, Leases (Topic 842): Targeted Improvements amended ASU No. 2016-02 and allows entities the option to initially apply Topic 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted the new accounting standard as of the first day of fiscal 2019 using the modified retrospective approach, which results in the cumulative effect of adoption recognized at the date of application, rather than as of the earliest period presented. As a result, no adjustment was made to prior period financial information and disclosures and no cumulative effect adjustment to retained earnings was necessary.

In conjunction with the adoption of the new standard, companies are able to elect several practical expedients to aid in the transition to Topic 842. We elected the package of practical expedients which permits us to forego reassessment of our prior conclusions related to lease identification, lease classification and initial direct costs. Topic 842 also provides practical expedients for an entity’s ongoing accounting. We elected the practical expedient to not separate lease and non-lease components for all of our leases. We also made a policy election not to apply the lease recognition requirements for short-term leases. As a result, we did not recognize right-of-use assets or lease liabilities for short-term leases that qualify for the policy election (those with an initial term of 12 months or less which do not include a purchase or renewal option which is reasonably certain to be exercised), but instead will recognize these lease payments as lease costs on a straight-line basis over the lease term.

Adoption of this new standard resulted in a material impact related to the recognition of ROU assets and lease liabilities on the consolidated balance sheet for assets currently subject to operating leases. We recognized lease liabilities representing the present value of the remaining future minimum lease payments for all of our operating leases as of December 28, 2018 of $81.5 million. We recognized ROU assets for all assets subject to operating leases in an amount equal to the operating lease liabilities, adjusted for the balances of long-term prepaid rent, favorable lease intangible assets, deferred lease expense, unfavorable lease liabilities and deferred lease incentive liabilities as of December 28, 2018.

The adoption of the new standard did not have a material effect on our consolidated statements of net earnings.

Overall Results

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the first quarter of fiscal 2019 and fiscal 2018 (in millions, except for per share and variance percentage data):

	First Quarter
			Variance
	F2019	F2018	Amt.	Pct.
Revenues	$170.0	$168.2	$1.8	1.1%
Operating income	5.0	17.0	(12.0)	-70.9%
Other income (expense)	(3.1)	(3.8)	0.7	17.0%
Net loss attributable to noncontrolling interests	(0.1)	-	(0.1)	N/A
Net earnings attributable to The Marcus Corp.	1.9	9.8	(7.9)	-81.1%
Net earnings per common share - diluted	$0.06	$0.35	$(0.29)	-82.9%

Revenues increased during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 due to increased revenues from our theatre division. Operating income (earnings before other income/expense and income taxes) decreased during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 due to a decrease in theatre division operating income and increased operating losses from our hotels and resorts division and corporate items. Both of our divisions were negatively impacted by nonrecurring expenses during the first quarter of fiscal 2019. Net earnings attributable to The Marcus Corporation decreased during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 due to decreased operating income, partially offset by increased investment income and decreased interest expense and income taxes.

On February 1, 2019, we acquired the assets of Movie Tavern®, a New Orleans-based industry leading circuit known for its in-theatre dining concept featuring chef-driven menus, premium quality food and drink and luxury seating. Now branded Movie Tavern by Marcus, the acquired circuit consisted of 208 screens at 22 locations in nine states – Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia. The purchase price consisted of $30 million in cash, subject to certain adjustments, and 2,450,000 shares of our common stock (157,056 of which have been placed in escrow to secure certain post-closing indemnification obligations of the seller under the asset purchase agreement), for a total purchase price of approximately $139 million, based upon our closing share price on January 31, 2019. We financed the cash portion of the purchase price from existing sources of cash. The share portion of the purchase price was issued out of treasury stock. We anticipate that the acquired Movie Tavern business will be accretive to earnings, earnings per share and cash flow in the first 12 months following the closing of the transaction.

The acquisition increased our total number of screens by an additional 23%, resulting in increased revenues from our theatre division during the first quarter of fiscal 2019 compared to the prior year period. Operating income from our theatre division was unfavorably impacted by reduced attendance at our comparable theatres due to a weaker slate of movies during the fiscal 2019 first quarter compared to the first quarter of fiscal 2018, partially offset by increased concession sales per person due to our expanded food and beverage offerings. Acquisition and preopening expenses related to the Movie Tavern acquisition negatively impacted our operating income during the first quarter of fiscal 2019 by approximately $1.8 million, or $0.04 per diluted common share.

We closed the InterContinental Milwaukee hotel in early January 2019 and began a substantial renovation project that will convert this hotel into an experiential arts hotel named Saint Kate – The Arts Hotel. Revenues from our hotels and resorts division during the first quarter of fiscal 2019 compared to the prior year period were unfavorably impacted by this closing. Division revenues were also negatively impacted by a major renovation currently under way at our Hilton Madison hotel, partially offset by increased room revenues and food and beverage revenues for our other six owned hotels during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. An increased operating loss from our hotels and resorts division during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 was entirely due to preopening expenses related to the Saint Kate hotel conversion of approximately $1.2 million, or $0.03 per diluted common share.

Operating losses from our corporate items, which include amounts not allocable to the business segments, increased slightly during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 due in part to increased long-term incentive compensation expenses. This increase is the result of our improved financial performance and stock performance during the past several years.

We recognized investment income of $473,000 during the first quarter of fiscal 2019 compared to an investment loss of $36,000 during the first quarter of fiscal 2018. Investment income increased during the fiscal 2019 first quarter due to increases in the value of marketable securities.

Our interest expense totaled $3.1 million for the first quarter of fiscal 2019 compared to $3.3 million for the first quarter of fiscal 2018, a decrease of approximately $200,000, or 7.6%. The decrease in interest expense during the first quarter of fiscal 2019 was due to reduced borrowing levels compared to the first quarter of fiscal 2018, partially offset by a higher average interest rate during the first quarter of fiscal 2019 as a result of increases in short-term interest rates on our variable rate debt. In addition, on March 1, 2018, we entered into two interest rate swap agreements, effectively converting $50.0 million in variable rate borrowings to a fixed rate. Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact our actual reported interest expense in future periods, as would further changes in short-term interest rates and changes in the mix between fixed rate debt and variable rate debt in our debt portfolio.

We did not have any significant variations in other expenses, gains on disposition of property, equipment and other assets or net equity earnings (losses) from unconsolidated joint ventures during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. The timing of periodic sales and disposals of our property and equipment varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment.

We reported income tax expense for the first quarter of fiscal 2019 of $13,000, a decrease of approximately $3.4 million, or 99.6%, compared to income tax expense of $3.4 million for the first quarter of fiscal 2018. The decrease in income tax expense was primarily the result of the reduced earnings before income taxes. Our fiscal 2019 first quarter effective income tax rate, after adjusting for a loss from noncontrolling interests that is not tax-effected because the entity involved is a tax pass-through entity, was 0.7% and benefitted from excess tax benefits on share-based compensation and nonrecurring adjustments specific to the quarter, compared to our fiscal 2018 first quarter effective income tax rate of 25.8%. We continue to anticipate that our effective income tax rate for the remaining quarters of fiscal 2019 will be in the 24-26% range, depending upon the amount of excess tax benefits on share-based compensation that we recognize and excluding any potential changes in federal and state income tax rates. Our actual fiscal 2019 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

The operating results of one majority-owned hotel, The Skirvin Hilton, are included in the hotels and resorts division revenue and operating income during the first quarters of fiscal 2019 and fiscal 2018, and the after-tax net earnings or loss attributable to noncontrolling interests is deducted from or added to net earnings on the consolidated statements of earnings. We reported net losses attributable to noncontrolling interests of $66,000 and $15,000, respectively, during the first quarters of fiscal 2019 and fiscal 2018.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the first quarter of fiscal 2019 and fiscal 2018 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2019	F2018	Amt.	Pct.
Revenues	$114.9	$112.9	$2.0	1.7%
Operating income	12.6	24.0	(11.4)	-47.5%
Operating margin (% of revenues)	11.0%	21.2%

Our theatre division revenues increased during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 due to the newly acquired Movie Tavern theatres and an increase in our average concession revenues per person, partially offset by the impact of decreased attendance due to a weaker film slate and a lower average ticket price at our comparable theatres.

Our theatre division operating income and operating margin decreased during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 due primarily to the impact of the reduced attendance and revenues at comparable theatres. Due to the significant investments we have made in our theatres over the last five years, we have higher fixed costs, such as rent, depreciation and amortization, and higher labor expenses, due in part to our increased number of new food and beverage outlets in our theatres. As a result, it is more difficult to remove costs when attendance declines as it did in the first quarter of fiscal 2019, and operating margins are more likely to decline when that happens. Conversely, during periods with a strong film slate, operating margins potentially increase, as that same “leverage” should benefit our theatre division.

Our theatre division operating margin also declined during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 due to the inclusion of two months of Movie Tavern operating results. Our Movie Tavern theatres will have a lower operating margin than our legacy theatres due to the fact that all 22 acquired theatres are leased rather than owned (rent expense is generally significantly higher than depreciation expense). In addition, the fact that a larger portion of Movie Tavern revenues are derived from the sale of in-theatre food and beverage will also contribute to lower operating margins, as food and labor costs are generally higher for those items compared to traditional concession items.

As described above, our operating income and operating margin were also negatively impacted during the first quarter of fiscal 2019 by approximately $1.8 million of acquisition and preopening expenses related to the Movie Tavern acquisition. In addition, severe winter weather conditions in the Midwest during the first quarter of fiscal 2019 may have slightly negatively impacted attendance at our theatres and increased our snow removal and heating costs by approximately $250,000 compared to the first quarter of fiscal 2018.

The following table provides a further breakdown of the components of revenues for the theatre division for the first quarter of fiscal 2019 and fiscal 2018 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2019	F2018	Amt.	Pct.
Admission revenues	$59.0	$63.0	$(4.0)	-6.4%
Concession revenues	47.2	41.4	5.8	13.9%
Other revenues	8.5	8.0	0.5	6.6%
	114.7	112.4	2.3	2.0%
Cost reimbursements	0.2	0.5	(0.3)	-59.9%
Total revenues	$114.9	$112.9	$2.0	1.7%

As described above, on February 1, 2019, we acquired 22 theatres and 208 screens in conjunction with our Movie Tavern acquisition, favorably impacting our overall decrease in admission revenues and contributing the entire increase to our concession revenues during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. Excluding the Movie Tavern theatres, admission revenues and concession revenues for comparable theatres decreased 17.8% and 12.2%, respectively, during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018.

According to data received from Rentrak (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2019 first quarter results, United States box office receipts (excluding new builds for the top 10 theatre circuits) decreased 16.5% during our fiscal 2019 first quarter, indicating that our decrease in admission revenues during the first quarter of fiscal 2019 of 17.8% for our comparable theatres underperformed the industry by 1.3 percentage points. Our goal is to continue our past pattern of outperforming the industry, but with the majority of our renovations now completed for our legacy circuit, our ability to do so in any given quarter will likely be partially dependent upon film mix, weather, the competitive landscape in our markets and the impact of local sporting events. During the first quarter of fiscal 2019, we believe colder and snowier weather in the Midwest negatively impacted the performance of our comparable theatres compared to the U.S. averages. As discussed further below, we also believe film mix impacted our relative performance versus the nation during the fiscal 2019 period.

Our average ticket price increased 0.5% during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018, due entirely to the addition of Movie Tavern theatres in certain markets where competitive pricing is slightly higher than in our legacy Midwestern markets. Excluding Movie Tavern, our average ticket price at comparable theatres decreased 1.4% during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. We believe that a change in film product mix had an unfavorable impact on our average ticket price during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. Last year’s top film, Black Panther, performed extremely well in our premium large format (PLF) screens, with a corresponding price premium, favorably impacting our average ticket price during the first quarter of fiscal 2018. Conversely, two of our top five films this year, How to Train Your Dragon: The Hidden World and The Lego Movie 2: The Second Part, were animated films that generally appeal to a younger audience (resulting in a higher percentage of lower-priced children’s tickets sold), negatively impacting our average ticket price during the first quarter of fiscal 2019 compared to the prior year, when none of our top five films were animated films. The decrease in average ticket price unfavorably impacted our admission revenues of our comparable theatres by approximately $750,000 during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018.

At the beginning of the second quarter of fiscal 2019, we implemented selected ticket price increases at certain locations in order to reflect the competitive market in which those theatres operate. In addition, we enacted a modest price increase for our proprietary PLF screens and converted our admission ticket pricing to a sales tax additive (or “tax-on-top”) model, consistent with the majority of our competitors. These modest ticket price increases will likely have a favorable impact on our average ticket price in future periods.

Our concession revenues increased during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 due to the addition of new Movie Tavern theatres and an increase in our average concession revenues per person, partially offset by decreased attendance at comparable theatres. Our average concession revenues per person increased by 22.4% during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018, due in large part to the addition of the Movie Tavern theatres. Excluding Movie Tavern, our average concession revenues per person at comparable theatres increased 5.4% during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. The increase in our average concession revenues per person contributed approximately $1.9 million to our comparable theatre concession revenues during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018.

A change in concession product mix, including increased sales of non-traditional food and beverage items from our increased number of Take Five LoungeSM, Zaffiro’s® Express, Reel Sizzle® and in-theatre dining outlets were the primary reasons for our increased average concession sales per person during the fiscal 2019 first quarter. Conversely, we believe that the above-described change in film product mix during the first quarter of fiscal 2019 may have slightly reduced the growth of our overall average concession sales per person during the fiscal 2019 first quarter, as family-oriented and animated films such as the two films in our top five during the first quarter of fiscal 2019 described above tend not to contribute to sales of non-traditional food and beverage items as much as adult-oriented films. We expect the recently-acquired Movie Tavern theatres will continue to have a significant (20% or more) favorable impact on our overall average concession sales per person, as the average concession sales per person at these dine-in theatres are, on average, more than double the average concession sales per person we generally achieve at our theatres that do not offer a dine-in option.

Other revenues increased by approximately $500,000 during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. This increase was entirely due to internet surcharge ticketing fees and preshow advertising income from our new Movie Tavern locations.

Total theatre attendance decreased 6.8% during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. Excluding Movie Tavern, comparable theatre attendance decreased 16.6% during the quarter, due primarily to a weaker film slate in the current year period. Attendance and admission revenues decreased significantly during January and February, and was partially offset by improved performance during March. January of fiscal 2018 benefited from several strong 2017 holdover films, such as Star Wars; The Last Jedi, Jumanji: Welcome to the Jungle and The Greatest Showman. We did not have as many strong holdovers from 2018 to benefit the first quarter of fiscal 2019. The reduction in February 2019 attendance and admission revenues was due to the fact that our highest grossing film of fiscal 2018, Black Panther, was released during February 2018 and February 2019 film product could not come close to matching those results. We also believe that snowier and colder Midwestern weather and film mix this quarter compared to last year may also have had a slight negative impact on our comparative performance versus the overall industry. We believe our Midwestern circuit outperformed our normal share of the total box office on all three of the above referenced 2017 holdover films last year, negatively impacting our relative performance to the U.S. box office in January this year. Conversely, due to the fact that we underperformed the industry on Black Panther last year, our relative performance to the U.S. improved in February 2019. Finally, our attendance and admission revenues underperformed slightly during March 2019, primarily due to underperformance during the last week of the first quarter when the top film, Us, generally underperformed in the Midwest.

Our highest grossing films during the fiscal 2019 first quarter included Captain Marvel, How to Train Your Dragon: The Hidden World, Aquaman, The Lego Movie 2: The Second Part, and The Upside. The film slate during the first quarter of fiscal 2019 was weighted slightly less towards blockbuster movies compared to the prior year, as evidenced by the fact that our top five films during our fiscal 2019 first quarter accounted for 39% of our total box office results, compared to 46% for the top five films during the first quarter of fiscal 2018, both expressed as a percentage of the total admission revenues for the period. This reduced reliance on blockbuster films during the fiscal 2019 first quarter had the effect of very slightly decreasing our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts.

We are pleased with the Movie Tavern performance to date and the integration is progressing on schedule. We immediately introduced our popular $5 Tuesday movie program at these locations, as well as other promotional and marketing initiatives. Although the Movie Tavern theatres were affected by the weaker film slate during the fiscal 2019 first quarter as were our other locations, data available to us for prior year performance of the Movie Tavern theatres indicates that these theatres outperformed the national box office on a relative basis during March – an indication that our programs are having an impact on their performance. Building on that, we plan to launch our Magical Movie Rewards® loyalty program at all Movie Tavern locations in the second quarter.

Film product performance for the second quarter of fiscal 2019 started off slowly compared to the same period of fiscal 2018, likely due in part to the fact that Easter, with corresponding school vacations, was later this year than the prior year. The busy summer film season began in earnest, however, with the record-setting opening of Avengers: Endgame in late April. Other films scheduled to be released during the next three months that may generate substantial box office interest include Pokémon: Detective Pikachu, John Wick: Chapter 3, Aladdin, Godzilla: King of the Monsters, Rocketman, The Secret Life of Pets 2, X-Men: Dark Phoenix, Men in Black: International, Toy Story 4, Spider-Man: Far From Home, The Lion King, Once Upon A Time in Hollywood and Fast and Furious Presents: Hobbs & Shaw (the last four films will be released during our fiscal 2019 third quarter). The fiscal 2018 second quarter films performed very well and we significantly outperformed last year compared to the U.S. averages, so it remains to be seen whether the fiscal 2019 second quarter film product can match that performance. The anticipated film slate for the second half of fiscal 2019 is currently expected to be quite strong. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We ended the first quarter of fiscal 2019 with a total of 1,092 company-owned screens in 89 theatres and 6 managed screens in one theatre, compared to 884 company-owned screens in 67 theatres and 11 managed screens in two theatres at the end of the first quarter of fiscal 2018. In addition to the screens added due to the Movie Tavern acquisition, we opened one new UltraScreen DLX® at an existing Marcus Wehrenberg theatre during the first quarter of fiscal 2019. We ceased managing one five-screen theatre during the second quarter of fiscal 2018. Early in our fiscal 2019 second quarter, we completed the addition of DreamLoungerSM recliner seating to three Movie Tavern theatres and we converted 10 Movie Tavern auditoriums to our SuperScreen DLX® concept. We anticipate converting additional Movie Tavern auditoriums to our proprietary PLF concepts during fiscal 2019. We also recently announced that a new eight-screen theatre currently under construction in Brookfield, Wisconsin will be branded Movie Tavern by Marcus. The new theatre is currently expected to open in October 2019.

Hotels and Resorts

The following table sets forth revenues, operating loss and operating margin for our hotels and resorts division for the first quarter of fiscal 2019 and fiscal 2018 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2019	F2018	Amt.	Pct.
Revenues	$55.1	$55.2	$(0.1)	-0.2%
Operating loss	(3.2)	(2.6)	(0.6)	-19.0%
Operating margin (% of revenues)	-5.7%	-4.8%

The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the first quarter of fiscal 2019 and fiscal 2018 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2019	F2018	Amt.	Pct.
Room revenues	$18.9	$20.7	$(1.8)	-8.4%
Food and beverage revenues	15.8	15.8	-	-0.1%
Other revenues	12.2	11.4	0.8	6.7%
	46.9	47.9	(1.0)	-2.1%
Cost reimbursements	8.2	7.3	0.9	12.1%
Total revenues	$55.1	$55.2	$(0.1)	-0.2%

Our first quarter is typically the weakest quarter of our fiscal year for our hotels and resorts division due to the traditionally reduced level of travel at our predominantly Midwestern portfolio of owned properties. Division revenues decreased during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 due entirely to the fact that we closed the former InterContinental Milwaukee hotel during the first week of January in order to begin a major renovation that will convert this hotel into an experiential arts hotel named Saint Kate – The Arts Hotel. Excluding this hotel, total revenues during the first quarter of fiscal 2019 increased by 4.5% compared to the first quarter of fiscal 2018, due to increased food and beverage revenues and other revenues at our owned hotels and resorts and increased cost reimbursements from our managed hotels.

Room revenues decreased during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 due to the closing of the InterContinental hotel and decreased revenue per available room, or RevPAR at our remaining seven company-owned hotels. Excluding the closed hotel, room revenues during the first quarter of fiscal 2019 decreased by 1.8% compared to the first quarter of fiscal 2018, due primarily to the fact that our Hilton Madison hotel was undergoing a major renovation during the first quarter of fiscal 2019. Food and beverage revenues decreased slightly during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 due to the closed hotel. Excluding the closed hotel, food and beverage revenues during the first quarter of fiscal 2019 increased by 5.9% compared to the first quarter of fiscal 2018, due primarily to increased banquet and catering revenues. Other revenues increased due in part to increased ski revenues from our Grand Geneva Resort & Spa, as well as increased management fees and miscellaneous revenues. Cost reimbursements also increased during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 due to an increase in the number of management contracts in this division.

Our hotels and resorts division operating loss increased and operating margin declined during our fiscal 2019 first quarter compared to the first quarter of fiscal 2018 due entirely to $1.2 million of preopening expenses related to our conversion of the InterContinental Milwaukee hotel into the Saint Kate. Excluding this hotel, our fiscal 2019 first quarter operating loss would have improved by approximately $700,000, or 32%, compared to the prior year period. This same-hotel improvement can be attributed to increased revenues and a continued focus on cost controls and operating efficiency. We currently estimate that we will incur additional nonrecurring preopening expenses of at least $1.2-$1.4 million during the second quarter of fiscal 2019 as well, negatively impacting our reported operating income from our hotels and resorts division during that period. We anticipate opening the newly-renovated hotel on approximately June 1, 2019.

The following table sets forth certain operating statistics for the first quarter of fiscal 2019 and fiscal 2018, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	First Quarter (1)
			Variance
	F2019	F2018	Amt.	Pct.
Occupancy percentage	64.6%	65.9%	-1.3 pts	-2.0%
ADR	$130.05	$129.98	$0.07	0.1%
RevPAR	$84.05	$85.72	$(1.67)	-1.9%

(1)	These operating statistics represent averages of our seven distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort. The statistics exclude the closed former InterContinental Milwaukee hotel.

RevPAR decreased at five of our seven comparable company-owned properties during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018, with the largest decrease occurring at our Hilton Madison hotel, which was undergoing a major renovation during the fiscal 2019 first quarter. Excluding the Hilton Madison, our remaining six comparable company-owned hotels experienced a RevPAR increase of 2.6% during the first quarter of fiscal 2019 compared to the prior year period. According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2019 first quarter results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 1.2% during our fiscal 2019 first quarter compared to the same weeks last year. Data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced an increase in RevPAR of 3.2% during our fiscal 2019 first quarter.

Group business decreased slightly overall, but two of our three largest properties experienced meaningful increases in group business during the fiscal 2019 first quarter compared to the prior year period, contributing to our increased RevPAR performance for our comparable company-owned hotels (excluding the Hilton Madison). The increase in group business at these two properties, plus a significant increase in group business at one of the condominium hotels that we manage where all of the food and beverage revenues are retained by us, accounted for the majority of the increase in banquet and catering revenues described above. Once again excluding the under-renovation Hilton Madison, our comparable hotel RevPAR growth of 2.6% during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 was entirely the result of an increase in occupancy percentage, as our comparable ADR decreased slightly during the first quarter of fiscal 2019. It is generally more difficult to increase ADR during our slower winter season, as overall occupancy is at its lowest. Three of our seven comparable company-owned hotels (including the Hilton Madison, but excluding the Saint Kate) reported increased ADR during the fiscal 2019 first quarter compared to the first quarter of fiscal 2018.

Looking to future periods, our company-owned hotels experienced an increase in group bookings during the first quarter of fiscal 2019 compared to the same period last year. As of the date of this report, our group room revenue bookings for future periods in fiscal 2019 - commonly referred to in the hotels and resorts industry as “group pace” - is running ahead of our group room revenue bookings for future periods last year at this time. Banquet and catering revenue pace for fiscal 2019 is also currently ahead of where we were last year at this same time.

Nationally, the pace of RevPAR growth has been declining over the past several years and many published reports by those who closely follow the hotel industry suggest that the United States lodging industry will experience very limited overall growth in RevPAR in calendar 2019, with some markets possibly experiencing small declines. Whether the relatively positive trends in the lodging industry over the last several years will continue depends in large part on the economic environment, as hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product. We also continue to monitor hotel supply in our markets, as increased supply without a corresponding increase in demand may have a negative impact on our results. Several of our markets, including Oklahoma City, Oklahoma, Chicago, Illinois and Milwaukee, Wisconsin, have experienced an increase in room supply over the past several years that may be an impediment to any substantial increases in ADR in the near term. We believe that our hotels are less impacted by additional room supply than other hotels in the markets in which we compete, particularly in the Milwaukee market, due in large part to recent renovations that we have made to our hotels. Milwaukee was recently awarded the Democratic National Convention in the summer of 2020, which we believe will not only favorably impact that future year’s results, but has the potential to have a positive long-term impact on the overall market. Overall, we generally expect our revenue trends to track or exceed the overall industry trends, particularly in our respective markets.

Our hotels and resorts division operating results during the first quarter of fiscal 2019 benefited from three management contracts added during fiscal 2018 – the Murieta Inn and Spa in Rancho Murieta, California, along with the DoubleTree by Hilton Hotel El Paso Downtown and Courtyard by Marriott El Paso Downtown/Convention Center, both in El Paso, Texas. On April 1, 2019, we assumed management of the Hyatt Regency Schaumburg hotel in Schaumburg, Illinois. This 468-room hotel recently completed a $15 million renovation and offers upscale accommodations, robust amenities and more than 30,000 square feet of indoor and outdoor meeting and event space, including a 3,100 square foot starlit terrace. This is our first Hyatt-branded hotel under management and the addition increases our current portfolio to 22 owned and managed properties across the country. Conversely, we currently manage the Heidel House Resort & Spa in Green Lake, Wisconsin, and the owners of this resort recently announced that they intend to close this property permanently on May 20, 2019.

We continue to explore additional potential growth opportunities and we would also consider opportunities to monetize selected existing owned hotels in the future. The extent of any impact from these opportunities would likely depend upon the timing and nature of the growth opportunity (pure management contract, management contract with equity, joint venture investment, or other opportunity) or divestiture (management retained, equity interest retained, etc.).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously-noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $106 million of unused credit lines as of the end of our fiscal 2019 first quarter, will be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2019.

Financial Condition

Net cash provided by operating activities totaled $8.0 million during the first quarter of fiscal 2019, compared to $12.0 million during the first quarter of the fiscal 2018. The $4.0 million decrease in cash provided by operating activities was due primarily to reduced net earnings and the unfavorable timing in the collection of accounts and notes receivable and payment of income taxes and other liabilities during the first quarter of fiscal 2019, partially offset by the favorable timing in the payment of accounts payable.

Net cash used in investing activities during the first quarter of fiscal 2019 totaled $46.1 million, compared to $16.1 million during the first quarter of fiscal 2018. The increase in net cash used in investing activities of $30.0 million was primarily the result of the $29.6 million cash consideration in the Movie Tavern acquisition. We did not incur any acquisition-related capital expenditures during the first quarter of fiscal 2018. An increase in other assets primarily related to development expenditures of a previously-described new theatre (that will subsequently be reimbursed by the landlord) also contributed to the increase in net cash used in investing activities during the first quarter of fiscal 2019, partially offset by a decrease in capital expenditures compared to the first quarter of fiscal 2018. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $13.7 million during the first quarter of fiscal 2019 compared to $16.0 million during the first quarter of fiscal 2018.

Fiscal 2019 first quarter cash capital expenditures included approximately $4.9 million incurred in our theatre division, including costs associated with the addition of DreamLounger recliner seating and new UltraScreen and SuperScreen DLX auditoriums to existing theatres. We also incurred capital expenditures in our hotels and resorts division during the first quarter of fiscal 2019 of approximately $8.7 million, consisting primarily of costs associated with the renovation of the Saint Kate and Hilton Madison hotels, as well as normal maintenance capital projects at our other properties. Fiscal 2018 first quarter cash capital expenditures included approximately $13.8 million incurred in our theatre division, including costs associated with the addition of DreamLounger recliner seating, new UltraScreen and SuperScreen DLX auditoriums and new Zaffiro’s Express and Take Five Lounge outlets to existing theatres. We also incurred capital expenditures in our hotels and resorts division during the first quarter of fiscal 2018 of approximately $2.2 million, consisting primarily of normal maintenance capital projects.

Net cash provided by financing activities during the first quarter of fiscal 2019 totaled $29.4 million compared to net cash used in financing activities of $3.2 million during the first quarter of fiscal 2018. We used excess cash during both periods to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. We also used borrowings from our revolving credit facility to fund the cash consideration in the Movie Tavern acquisition. As a result, we added $73.0 million of new short-term borrowings and we made $38.0 million of repayments on short-term borrowings during the first quarter of fiscal 2019 (net increase in borrowings on our credit facility of $35.0 million) compared to $49.0 million of new short-term borrowings and $48.0 million of repayments on short-term borrowings made during the first quarter of fiscal 2018 (net increase in borrowings on our credit facility of $1.0 million).

We did not issue any new long-term debt during the first quarters of fiscal 2019 and fiscal 2018. Principal payments on long-term debt were $217,000 during the first quarter of fiscal 2019 compared to payments of $173,000 during the first quarter of fiscal 2018. Our debt-to-capitalization ratio (excluding our finance and operating lease obligations) was 0.31 at March 28, 2019, compared to 0.33 at December 27, 2018.

We repurchased approximately 11,000 shares of our common stock for approximately $428,000 in conjunction with the exercise of stock options during the first quarter of fiscal 2019, compared to 15,000 shares repurchased for approximately $453,000 in conjunction with the exercise of stock options during the first quarter of fiscal 2018. As of March 28, 2019, approximately 2.8 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. We expect that we will execute any future repurchases on the open market or in privately-negotiated transactions, depending upon a number of factors, including prevailing market conditions.

In conjunction with the Movie Tavern acquisition, we issued 2,450,000 shares of our common stock to the seller during the first quarter of fiscal 2019 (157,056 of which have been placed in escrow to secure certain post-closing indemnification obligations of the seller under the asset purchase agreement). This non-cash transaction reduced treasury stock and increased capital in excess of par by the value of the shares at closing of approximately $109.2 million.

Dividend payments during the first quarter of fiscal 2019 totaled $4.8 million compared to dividend payments of $4.1 million during the first quarter of fiscal 2018. The increase in dividend payments was the result of an increased number of outstanding shares and a 6.7% increase in our regular quarterly dividend payment rate initiated in March 2019.

We previously indicated that we expected our full-year fiscal 2019 capital expenditures, including the cash consideration in our Movie Tavern acquisition (but excluding any significant unidentified acquisitions), to be in the $105-$125 million range. We are still finalizing the scope and timing of the various projects requested by our two divisions, but at this time, we are not adjusting this estimate. Some of these projects may carry over to the next fiscal year. The actual timing and extent of the implementation of all of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends, and the availability of attractive opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have not experienced any material changes in our market risk exposures since December 27, 2018.

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

b.	Changes in internal control over financial reporting

During the quarter ended March 28, 2019, the Company adopted the new lease standard, Topic 842. The Company updated its lease policy and added additional controls over financial reporting by using a company-wide lease system to gather lease information required for financial statement presentation, as well as to provide for the additional disclosure information required by the new standard. There were no other significant changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2018. No material change to such risk factors has occurred during the 13 weeks ended March 28, 2019.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
December 28 – January 24	113	$42.80	113	2,786,587
January 25 – February 28	—	—	—	2,786,587
March 1 – March 28	10,404	40.63	10,404	2,776,183
Total	10,517	$40.65	10,517	2,776,183

(1)	Through March 28, 2019, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of March 28, 2019, we had repurchased approximately 8.9 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from The Marcus Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2019 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: May 7, 2019	By:	/s/ Gregory S. Marcus
Gregory S. Marcus President and Chief Executive Officer

DATE: May 7, 2019	By:	/s/ Douglas A. Neis
Douglas A. Neis Executive Vice President, Chief Financial Officer and Treasurer

S-1