Form 10-Q
period 2019-06-27
MARCUS CORP
filed 2019-08-06
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2019

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

COMMON STOCK OUTSTANDING AT August 2, 2019 – 22,983,920

CLASS B COMMON STOCK OUTSTANDING AT August 2, 2019 – 7,935,872

THE MARCUS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	June 27, 2019	December 27, 2018

ASSETS
Current assets:
Cash and cash equivalents	$11,693	$17,114
Restricted cash	4,786	4,813
Accounts and notes receivable, net of reserves of $302 and $361, respectively	28,072	25,684
Refundable income taxes	404	5,983
Other current assets	18,904	15,355
Total current assets	63,859	68,949

Property and equipment:
Land and improvements	150,271	150,122
Buildings and improvements	753,185	745,886
Leasehold improvements	166,343	98,885
Furniture, fixtures and equipment	364,890	314,875
Finance lease right-of-use assets	74,259	72,631
Construction in progress	7,280	12,513
Total property and equipment	1,516,228	1,394,912
Less accumulated depreciation and amortization	581,040	554,869
Net property and equipment	935,188	840,043

Operating lease right-of-use assets	234,064	─

Other assets:
Investments in joint ventures	3,701	4,069
Goodwill	74,821	43,170
Other	40,046	33,100
Total other assets	118,568	80,339

TOTAL ASSETS	$1,351,679	$989,331

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	June 27, 2019	December 27, 2018

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,231	$37,452
Taxes other than income taxes	20,278	18,743
Accrued compensation	15,295	17,547
Other accrued liabilities	52,810	59,645
Current portion of finance lease obligations	3,983	5,912
Current portion of operating lease obligations	12,967	─
Current maturities of long-term debt	9,945	9,957
Total current liabilities	162,509	149,256

Finance lease obligations	21,990	22,208

Operating lease obligations	225,762	─

Long-term debt	239,950	228,863

Deferred income taxes	41,691	41,977

Deferred compensation and other	47,435	56,908

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	─	─
Common Stock, $1 par; authorized 50,000,000 shares; issued 23,253,641 shares at June 27, 2019 and 22,843,096 shares at December 27, 2018	23,254	22,843
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 7,935,872 shares at June 27, 2019 and 8,346,417 shares at December 27, 2018	7,936	8,347
Capital in excess of par	144,056	63,830
Retained earnings	449,458	439,178
Accumulated other comprehensive loss	(7,408)	(6,758)
	617,296	527,440
Less cost of Common Stock in treasury (281,900 shares at June 27, 2019 and 2,839,079 shares at December 27, 2018)	(5,074)	(37,431)
Total shareholders' equity attributable to The Marcus Corporation	612,222	490,009
Noncontrolling interest	120	110
Total equity	612,342	490,119

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,351,679	$989,331

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings

(in thousands, except per share data)	June 27, 2019		June 28, 2018
	13 Weeks	26 Weeks	13 Weeks	26 Weeks
Revenues:
Theatre admissions	$83,055	$142,024	$69,607	$132,613
Rooms	28,194	47,132	29,118	49,789
Theatre concessions	67,920	115,075	46,798	88,211
Food and beverage	18,615	34,398	18,836	34,639
Other revenues	22,533	43,362	20,023	39,549
	220,317	381,991	184,382	344,801
Cost reimbursements	12,183	20,548	8,916	16,688
Total revenues	232,500	402,539	193,298	361,489

Costs and expenses:
Theatre operations	76,193	132,571	61,153	115,808
Rooms	10,309	19,344	10,567	20,068
Theatre concessions	25,049	42,318	12,976	24,937
Food and beverage	14,902	28,511	14,899	28,964
Advertising and marketing	6,101	11,011	6,025	11,139
Administrative	18,950	36,809	18,558	35,840
Depreciation and amortization	18,273	34,258	14,426	28,330
Rent	6,878	12,281	2,585	5,536
Property taxes	5,468	10,861	4,779	9,993
Other operating expenses	10,719	21,602	9,307	18,063
Reimbursed costs	12,183	20,548	8,916	16,688
Total costs and expenses	205,025	370,114	164,191	315,366

Operating income	27,475	32,425	29,107	46,123

Other income (expense):
Investment income (loss)	175	648	27	(9)
Interest expense	(3,093)	(6,152)	(3,511)	(6,820)
Other expense	(480)	(960)	(496)	(992)
Loss on disposition of property, equipment and other assets	(147)	(140)	(408)	(408)
Equity earnings (loss) from unconsolidated joint ventures, net	(84)	(168)	200	252
	(3,629)	(6,772)	(4,188)	(7,977)

Earnings before income taxes	23,846	25,653	24,919	38,146
Income taxes	5,609	5,622	6,207	9,628
Net earnings	18,237	20,031	18,712	28,518
Net earnings attributable to noncontrolling interests	171	105	93	78
Net earnings attributable to The Marcus Corporation	$18,066	$19,926	$18,619	$28,440

Net earnings per share – basic:
Common Stock	$0.60	$0.68	$0.68	$1.05
Class B Common Stock	$0.54	$0.59	$0.62	$0.95

Net earnings per share – diluted:
Common Stock	$0.58	$0.64	$0.65	$1.00
Class B Common Stock	$0.54	$0.59	$0.61	$0.93

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)	June 27, 2019		June 28, 2018
	13 Weeks	26 Weeks	13 Weeks	26 Weeks

Net earnings	$18,237	$20,031	$18,712	$28,518

Other comprehensive income (loss), net of tax:

Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $29, $59, $42 and $83, respectively	80	159	113	227

Fair market value adjustment of interest rate swap, net of tax (benefit) effect of $(163), $(305), $63 and $0, respectively	(444)	(830)	169	(1)

Reclassification adjustment on interest rate swap included in interest expense, net of tax effect of $4, $8, $22 and $32, respectively	11	21	62	88

Other comprehensive income (loss)	(353)	(650)	344	314

Comprehensive income	17,884	19,381	19,056	28,832

Comprehensive income attributable to noncontrolling interests	171	105	93	78

Comprehensive income attributable to The Marcus Corporation	$17,713	$19,276	$18,963	$28,754

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	26 Weeks Ended
(in thousands)	June 27, 2019	June 28, 2018

OPERATING ACTIVITIES:
Net earnings	$20,031	$28,518
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses (earnings) on investments in joint ventures	168	(253)
Distributions from joint ventures	200	64
Loss on disposition of property, equipment and other assets	140	408
Amortization of favorable lease right	-	167
Depreciation and amortization	34,258	28,330
Amortization of debt issuance costs	179	145
Share-based compensation	1,726	1,311
Deferred income taxes	(2)	2
Deferred compensation and other	250	2,875
Contribution of the Company’s stock to savings and profit-sharing plan	1,181	1,130
Changes in operating assets and liabilities:
Accounts and notes receivable	(2,388)	(3,762)
Other current assets	6,866	(960)
Accounts payable	5,018	(6,001)
Income taxes	5,579	12,880
Taxes other than income taxes	1,356	(102)
Accrued compensation	(2,252)	(1,994)
Other accrued liabilities	(12,580)	(7,315)
Total adjustments	39,699	26,925
Net cash provided by operating activities	59,730	55,443

INVESTING ACTIVITIES:
Capital expenditures	(30,460)	(32,245)
Acquisition of theatres, net of cash acquired and working capital assumed	(29,626)	—
Proceeds from disposals of property, equipment and other assets	16	76
Capital contribution in joint venture	-	(294)
Other investing activities	(5,716)	(1,031)
Net cash used in investing activities	(65,786)	(33,494)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	162,000	105,000
Repayment of borrowings on revolving credit facility	(127,000)	(110,000)
Principal payments on long-term debt	(24,032)	(11,516)
Principal payments on finance lease obligations	(1,207)	(901)
Equity transactions:
Treasury stock transactions, except for stock options	(316)	(664)
Exercise of stock options	904	2,104
Dividends paid	(9,646)	(8,158)
Distributions to noncontrolling interest	(95)	(19)
Net cash provided by (used in) financing activities	608	(24,154)

Net decrease in cash, cash equivalents and restricted cash	(5,448)	(2,205)
Cash, cash equivalents and restricted cash at beginning of period	21,927	20,747
Cash, cash equivalents and restricted cash at end of period	$16,479	$18,542

Supplemental Information:
Interest paid, net of amounts capitalized	$6,032	$6,507
Income taxes paid (refunded)	44	(3,205)
Change in accounts payable for additions to property, equipment and other assets	4,761	(7,836)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE 13 AND 26 WEEKS ENDED JUNE 27, 2019

1. General

Basis of Presentation - The unaudited consolidated financial statements for the 13 and 26 weeks ended June 27, 2019 and June 28, 2018 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at June 27, 2019, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2018.

Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 27, 2018, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.

During the 26 weeks ended June 27, 2019, there were no significant changes made to the Company’s significant accounting policies other than the changes attributable to the adoption of the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which was adopted on December 28, 2018. The lease policy updates are applied prospectively in the Company’s financial statements from December 28, 2018 forward. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods. See Note 3 for further discussion.

Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $18,284,000 and $34,239,000 for the 13 and 26 weeks ended June 27, 2019, respectively, and $14,445,000 and $28,481,000 for the 13 and 26 weeks ended June 28, 2018, respectively.

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended June 27, 2019	13 Weeks Ended June 28, 2018	26 Weeks Ended June 27, 2019	26 Weeks Ended June 28, 2018
	(in thousands, except per share data)
Numerator:
Net earnings attributable to
The Marcus Corporation	$18,066	$18,619	$19,926	$28,440
Denominator:
Denominator for basic EPS	30,897	28,010	30,390	27,952
Effect of dilutive employee stock options	504	611	558	582
Denominator for diluted EPS	31,401	28,621	30,948	28,534
Net earnings per share - basic:
Common Stock	$0.60	$0.68	$0.68	$1.05
Class B Common Stock	$0.54	$0.62	$0.59	$0.95
Net earnings per share - diluted:
Common Stock	$0.58	$0.65	$0.64	$1.00
Class B Common Stock	$0.54	$0.61	$0.59	$0.93

Shareholders’ Equity - Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interests for the 13 and 26 weeks ended June 27, 2019 and June 28, 2018 was as follows (in thousands, except per share data):

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity Attributable to The Marcus Corporation	Non- controlling Interests	Total Equity
BALANCES AT DECEMBER 27, 2018	$22,843	$8,347	$63,830	$439,178	$(6,758)	$(37,431)	$490,009	$110	$490,119
Cash Dividends:
$.15 Class B Common Stock	-	-	-	(1,183)	-	-	(1,183)	-	(1,183)
$.16 Common Stock	-	-	-	(3,633)	-	-	(3,633)	-	(3,633)
Exercise of stock options	-	-	(78)	-	-	532	454	-	454
Purchase of treasury stock	-	-	-	-	-	(428)	(428)	-	(428)
Savings and profit-sharing contribution	-	-	810	-	-	371	1,181	-	1,181
Reissuance of treasury stock	-	-	31	-	-	16	47	-	47
Issuance of non-vested stock	-	-	(127)	-	-	127	-	-	-
Shared-based compensation	-	-	777	-	-	-	777	-	777
Reissuance of treasury stock-acquisition	-	-	77,960	-	-	31,237	109,197	-	109,197
Other	-	-	(109)	-	-	-	(109)	-	(109)
Conversions of Class B Common Stock	411	(411)	-	-	-	-	-	-	-
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(60)	(60)
Comprehensive income (loss)	-	-	-	1,860	(297)	-	1,563	(66)	1,497
BALANCES AT MARCH 28, 2019	$23,254	$7,936	$143,094	$436,222	$(7,055)	$(5,576)	$597,875	$(16)	$597,859
Cash Dividends:
$.15 Class B Common Stock	-	-	-	(1,155)	-	-	(1,155)	-	(1,155)
$.16 Common Stock	-	-	-	(3,675)	-	-	(3,675)	-	(3,675)
Exercise of stock options	-	-	(27)	-	-	477	450	-	450
Purchase of treasury stock	-	-	-	-	-	(213)	(213)	-	(213)
Reissuance of treasury stock	-	-	182	-	-	96	278	-	278
Issuance of non-vested stock	-	-	(142)	-	-	142	-	-	-
Shared-based compensation	-	-	949	-	-	-	949	-	949
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(35)	(35)
Comprehensive income (loss)	-	-	-	18,066	(353)	-	17,713	171	17,884
BALANCES AT JUNE 27, 2019	$23,254	$7,936	$144,056	$449,458	$(7,408)	$(5,074)	$612,222	$120	$612,342

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders' Equity Attributable to The Marcus Corporation	Non- controlling Interests	Total Equity
BALANCES AT DECEMBER 28, 2017	$22,656	$8,534	$61,452	$403,206	$(7,425)	$(43,399)	$445,024	$100	$445,124
Amount reclassified to retained earnings on December 29, 2017 in connection with the adoption of ASU No. 2016-01	-	-	-	(11)	11	-	-	-	-
Amount reclassified to retained earnings on December 29, 2017 in connection with the adoption of ASU No. 2018-02	-	-	-	1,574	(1,574)	-	-	-	-
Amount reclassified to retained earnings on December 29, 2017 in connection with the adoption of ASU No. 2014-09	-	-	-	(2,568)	-	-	(2,568)	-	(2,568)
Cash Dividends:
$.14 Class B Common Stock	-	-	-	(1,163)	-	-	(1,163)	-	(1,163)
$.15 Common Stock	-	-	-	(2,907)	-	-	(2,907)	-	(2,907)
Exercise of stock options	-	-	(62)	-	-	991	929	-	929
Purchase of treasury stock	-	-	-	-	-	(453)	(453)	-	(453)
Savings and profit-sharing contribution	-	-	651	-	-	479	1,130	-	1,130
Reissuance of treasury stock	-	-	26	-	-	23	49	-	49
Issuance of non-vested stock	-	-	(108)	-	-	108	-	-	-
Shared-based compensation	-	-	596	-	-	-	596	-	596
Conversions of Class B Common Stock	8	(8)	-	-	-	-	-	-	-
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(19)	(19)
Comprehensive income (loss)	-	-	-	9,821	(30)	-	9,791	(15)	9,776
BALANCES AT MARCH 29, 2018	$22,664	$8,526	$62,555	$407,952	$(9,018)	$(42,251)	$450,428	$66	$450,494
Cash Dividends:
$.14 Class B Common Stock	-	-	-	(1,162)	-	-	(1,162)	-	(1,162)
$.15 Common Stock	-	-	-	(2,926)	-	-	(2,926)	-	(2,926)
Exercise of stock options	-	-	(33)	-	-	1,207	1,174	-	1,174
Purchase of treasury stock	-	-	-	-	-	(496)	(496)	-	(496)
Reissuance of treasury stock	-	-	143	-	-	93	236	-	236
Issuance of non-vested stock	-	-	(127)	-	-	127	-	-	-
Shared-based compensation	-	-	715	-	-	-	715	-	715
Conversions of Class B Common Stock	5	(5)	-	-	-	-	-	-	-
Comprehensive income (loss)	-	-	-	18,619	344	-	18,963	93	19,056
BALANCES AT JUNE 28, 2018	$22,669	$8,521	$63,253	$422,483	$(8,674)	$(41,320)	$466,932	$159	$467,091

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	June 27, 2019	December 27, 2018
	(in thousands)
Unrecognized loss on interest rate swap agreements	$(958)	$(149)
Net unrecognized actuarial loss for pension obligation	(6,450)	(6,609)
	$(7,408)	$(6,758)

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At June 27, 2019 and December 27, 2018, respectively, the Company’s $6,028,000 and $5,302,000 of debt and equity securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At June 27, 2019 and December 27, 2018, respectively, the Company’s $1,311,000 and $205,000 liability related to the Company’s interest rate swap contracts was valued using Level 2 pricing inputs and was included in deferred compensation and other in the consolidated balance sheets.

Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At June 27, 2019 and December 27, 2018, none of the Company’s fair value measurements were valued using Level 3 pricing inputs. See Note 2 for further discussion on Level 3 assumptions used in regard to the acquisition.

Defined Benefit Plan - The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended June 27, 2019	13 Weeks Ended June 28, 2018	26 Weeks Ended June 27, 2019	26 Weeks Ended June 28, 2018
	(in thousands)
Service cost	$209	$231	$418	$463
Interest cost	371	341	742	682
Net amortization of prior service cost and actuarial loss	109	155	218	310
Net periodic pension cost	$689	$727	$1,378	$1,455

Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of earnings.

Revenue Recognition – The disaggregation of revenues by business segment for the 13 and 26 weeks ended June 27, 2019 is as follows (in thousands):

	13 Weeks Ended June 27, 2019
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$83,055	$-	$-	$83,055
Rooms	-	28,194	-	28,194
Theatre concessions	67,920	-	-	67,920
Food and beverage	-	18,615	-	18,615
Other revenues (1)	11,175	11,216	142	22,533
Cost reimbursements	237	11,946	-	12,183
Total revenues	$162,387	$69,971	$142	$232,500

(1)	Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers under ASC Topic 606.

	26 Weeks Ended June 27, 2019
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$142,024	$-	$-	$142,024
Rooms	-	47,132	-	47,132
Theatre concessions	115,075	-	-	115,075
Food and beverage	-	34,398	-	34,398
Other revenues (1)	19,744	23,383	235	43,362
Cost reimbursements	429	20,119	-	20,548
Total revenues	$277,272	$125,032	$235	$402,539

(1)	Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers under ASC Topic 606.

The disaggregation of revenues by business segment for the 13 and 26 weeks ended June 28, 2018 is as follows (in thousands):

	13 Weeks Ended June 28, 2018
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$69,607	$-	$-	$69,607
Rooms	-	29,118	-	29,118
Theatre concessions	46,798	-	-	46,798
Food and beverage	-	18,836	-	18,836
Other revenues (1)	8,661	11,230	132	20,023
Cost reimbursements	387	8,529	-	8,916
Total revenues	$125,453	$67,713	$132	$193,298

(1)	Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers under ASC Topic 606.

	26 Weeks Ended June 28, 2018
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$132,613	$-	$-	$132,613
Rooms	-	49,789	-	49,789
Theatre concessions	88,211	-	-	88,211
Food and beverage	-	34,639	-	34,639
Other revenues (1)	16,698	22,631	220	39,549
Cost reimbursements	866	15,822	-	16,688
Total revenues	$238,388	$122,881	$220	$361,489

(1)	Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers under ASC Topic 606.

The Company had deferred revenue from contracts with customers of $35,135,000 and $37,048,000 as of June 27, 2019 and December 27, 2018, respectively. The Company had no contract assets as of June 27, 2019 and December 27, 2018. During the 13 and 26 weeks ended June 27, 2019, the Company recognized revenue of $4,522,000 and $14,705,000, respectively, that was included in deferred revenues as of December 27, 2018. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced ticket sales and the Company’s loyalty programs.

As of June 27, 2019, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $4,462,000 and is reflected in the Company consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. The Company recognizes revenue as the tickets are redeemed, which is expected to occur within the next two years.

As of June 27, 2019, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $2,339,000 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.

The majority of the Company’s revenue is recognized in less than one year from the original contract.

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

2. Acquisition

On February 1, 2019, the Company acquired 22 dine-in theatres with 208 screens located in nine Southern and Eastern states from VSS-Southern Theatres LLC (Movie Tavern) for a total purchase price of $138,856,000, consisting of $30,000,000 in cash, subject to certain adjustments, and 2,450,000 shares of the company’s Common Stock with a value of $109,197,000, based on the Company’s closing share price as of January 31, 2019. Acquisition costs incurred as a result of the Movie Tavern acquisition were approximately $1,223,000 and $1,507,000 during fiscal 2019 and fiscal 2018, respectively, and were expensed as incurred and included in administrative expense in the consolidated statements of earnings.

The preliminary purchase price allocation reflected in the Company’s consolidated balance sheet on the acquisition date is as follows (in thousands):

Other current assets	$4,539
Property and equipment	95,848
Operating lease right-of-use-assets	159,541
Other (long-term assets)	9,710
Goodwill	31,697
Taxes other than income	(179)
Other accrued liabilities	(3,125)
Operating lease obligations	(159,175)
Total	$138,856

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

Total lease cost consists of the following:

Lease Cost	Classification	13 Weeks Ended June 27, 2019	26 Weeks Ended June 27, 2019
		(in thousands)
Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$971	$1,862
Interest on lease liabilities	Interest expense	292	586
		$1,263	$2,448

Operating lease costs:
Operating lease costs	Rent expense	$6,326	$11,366
Variable lease cost	Rent expense	542	795
Short-term lease cost	Rent expense	10	120
		$6,878	$12,281

Other Information	26 Weeks Ended June 27, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,207
Operating cash flows from finance leases	586
Operating cash flows from operating leases	11,618
Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	1,627
Operating lease liabilities, including from acquisitions	164,228

June 27, 2019
(in thousands)
Finance leases:
Property and equipment – gross	$74,259
Accumulated depreciation and amortization	(49,815)
Property and equipment - net	$24,444

Lease Term and Discount Rate	June 27, 2019
Weighted-average remaining lease terms:
Finance leases	9 years
Operating leases	15 years

Weighted-average discount rates:
Finance leases	4.77%
Operating leases	4.64%

Maturities of lease liabilities as of June 27, 2019 are as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2019 (excluding the 26 weeks ended June 27, 2019)	$11,170	$3,366
2020	25,160	3,560
2021	24,521	2,968
2022	24,949	2,922
2023	23,736	2,823
2024 and thereafter	222,503	16,948
Total lease payments	332,039	32,587
Less: amount representing interest	(93,310)	(6,614)
Total lease liabilities	$238,729	$25,973

Aggregate minimum lease commitments as of December 27, 2018 under Accounting Standard Codification Topic 840 are as follows (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2019	$11,317	$3,073
2020	10,169	2,978
2021	9,670	2,679
2022	9,910	2,718
2023	9,038	2,718
2024 and thereafter	80,523	16,940
Total minimum lease payments	$130,627	31,106
Less: amount representing interest		(6,978)
Total present value of minimum capital lease payments		$24,128

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

Digital Cinema Projection Systems - During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of June 27, 2019, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in Finance lease right-of-use assets is $45,510,000 related to the digital systems as of June 27, 2019 and December 27, 2018, which is being amortized over the remaining estimated useful life of the assets. Accumulated amortization of the digital systems was $43,735,000 and $40,647,000 as of June 27, 2019 and December 27, 2018, respectively.

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

The Company’s finance lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company’s expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $1,402,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

4. Long-Term Debt

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into two interest rate swap agreements on March 1, 2018 covering $50,000,000 of floating rate debt. The first agreement has a notional amount of $25,000,000, expires March 1, 2021, and requires the Company to pay interest at a defined rate of 2.559% while receiving interest at a defined variable rate of one-month LIBOR (2.50% at June 27, 2019). The second agreement has a notional amount of $25,000,000, expires March 1, 2023, and requires the Company to pay interest at a defined rate of 2.687% while receiving interest at a defined variable rate of one-month LIBOR (2.50% at June 27, 2019). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company’s interest rate swap agreements are considered effective and qualify as cash flow hedges. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. As of June 27, 2019, the interest rate swaps were considered highly effective. The fair value of the interest rate swaps on June 27, 2019 and December 27, 2018, respectively, was a liability of $1,311,000 and $205,000, and was included in deferred compensation and other in the consolidated balance sheets. The Company does not expect the interest rate swaps to have a material effect on earnings within the next 12 months.

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

During the 13 weeks ended June 27, 2019, a note that was scheduled to mature in January 2020 with a balance of $14,638,000, was repaid and replaced with borrowings on the Company’s revolving credit facility.

5. Income Taxes

The Company’s effective income tax rate, adjusted for earnings from noncontrolling interests, for the 13 and 26 weeks ended June 27, 2019 was 23.7% and 22.0%, respectively, and was 25.0% and 25.3% for the 13 and 26 weeks ended June 28, 2018, respectively. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interests in its income tax expense as the entity is considered a pass-through entity and, as such, the income tax expense or benefit is attributable to its owners.

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

Following is a summary of business segment information for the 13 and 26 weeks ended June 27, 2019 and June 28, 2018 (in thousands):

13 Weeks Ended June 27, 2019	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$162,387	$69,971	$142	$232,500
Operating income (loss)	28,219	4,016	(4,760)	27,475
Depreciation and amortization	13,353	4,832	88	18,273

13 Weeks Ended June 28, 2018	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$125,453	$67,713	$132	$193,298
Operating income (loss)	27,877	6,362	(5,132)	29,107
Depreciation and amortization	9,656	4,684	86	14,426

26 Weeks Ended June 27, 2019	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$277,272	$125,032	$235	$402,539
Operating income (loss)	40,813	863	(9,251)	32,425
Depreciation and amortization	24,480	9,599	179	34,258

26 Weeks Ended June 28, 2018	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$238,388	$122,881	$220	$361,489
Operating income (loss)	51,860	3,713	(9,450)	46,123
Depreciation and amortization	18,884	9,274	172	28,330

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

We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The second quarter of fiscal 2019 consisted of the 13-week period beginning on March 29, 2019 and ended on June 27, 2019. The second quarter of fiscal 2018 consisted of the 13-week period beginning March 30, 2018 and ended on June 28, 2018. The first half of fiscal 2019 consisted of the 26-week period beginning on December 28, 2018 and ended on June 27, 2019. The first half of fiscal 2018 consisted of the 26-week period beginning December 29, 2017 and ended on June 28, 2018. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

Implementation of New Accounting Standards

During the first quarter of fiscal 2019, we adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), intended to improve financial reporting related to leasing transactions. ASU No. 2016-02 requires a lessee to recognize a right-of-use (ROU) asset and a lease liability for most leases. The new guidance requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from the leases. Leases are now classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of net earnings. ASU No. 2018-11, Leases (Topic 842): Targeted Improvements amended ASU No. 2016-02 and allows entities the option to initially apply Topic 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted the new accounting standard as of the first day of fiscal 2019 using the modified retrospective approach, which results in the cumulative effect of adoption recognized at the date of application, rather than as of the earliest period presented. As a result, no adjustment was made to prior period financial information and disclosures.

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

Overall Results

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the second quarter and first half of fiscal 2019 and fiscal 2018 (in millions, except for per share and variance percentage data):

	Second Quarter				First Half
			Variance				Variance
	F2019	F2018	Amt.	Pct.	F2019	F2018	Amt.	Pct.
Revenues	$232.5	$193.3	$39.2	20.3%	$402.5	$361.5	$41.0	11.4%
Operating income	27.5	29.1	(1.6)	-5.6%	32.4	46.1	(13.7)	-29.7%
Other income (expense)	(3.6)	(4.2)	0.6	13.3%	(6.8)	(8.0)	1.2	15.1%
Net earnings attributable to noncontrolling interests	0.2	0.1	0.1	83.9%	0.1	0.1	-	-%
Net earnings attributable to The Marcus Corp.	$18.1	$18.6	$(0.5)	-3.0%	$19.9	$28.4	$(8.5)	-29.9%

Net earnings per common share – diluted:	$0.58	$0.65	$(0.07)	-10.8%	$0.64	$1.00	$(0.36)	-36.0%

Revenues increased during the second quarter and first half of fiscal 2019 compared to the second quarter and first half of fiscal 2018 due primarily to increased revenues from our theatre division. Operating income (earnings before other income/expense and income taxes) decreased during the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018 due to a decrease in hotels and resorts division operating income. Operating income decreased during the first half of fiscal 2019 compared to the first half of fiscal 2018 due to a decrease in both theatre division and hotels and resorts division operating income. Both of our divisions were negatively impacted by nonrecurring expenses during the second quarter and first half of fiscal 2019. Net earnings attributable to The Marcus Corporation decreased during the second quarter and first half of fiscal 2019 compared to the second quarter and first half of fiscal 2018 due to decreased operating income, partially offset by increased investment income and decreased interest expense and income taxes.

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

The acquisition increased our total number of screens by an additional 23%, resulting in increased revenues from our theatre division during the second quarter and first half of fiscal 2019 compared to the prior year periods. Operating income from our theatre division increased during the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018 due to the newly acquired theatres and an increase in the average ticket price and concession sales per person from our comparable theatres, partially offset by reduced attendance at our comparable theatres due to a weaker slate of movies during the fiscal 2019 second quarter compared to the second quarter of fiscal 2018. Operating income from our theatre division during the fiscal 2019 first half was unfavorably impacted by reduced attendance at our comparable theatres due to a weaker slate of movies during the first half of fiscal 2019 compared to the first half of fiscal 2018, partially offset by increased concession sales per person due to our expanded food and beverage offerings. Acquisition and preopening expenses related to the Movie Tavern acquisition negatively impacted our operating income during the first half of fiscal 2019 by approximately $2.0 million, or $0.05 per diluted common share.

We closed the InterContinental Milwaukee hotel in early January 2019 and began a substantial renovation project that converted this hotel into an experiential arts hotel named Saint Kate – The Arts Hotel. The newly renovated hotel reopened during the first week of June 2019 (although a portion of the rooms and food and beverage outlets didn’t fully open until later in the month). Revenues from our hotels and resorts division during the second quarter and first half of fiscal 2019 compared to the prior year periods were unfavorably impacted by this closing. Division revenues were also negatively impacted during the fiscal 2019 periods by a major renovation at our Hilton Madison hotel, offset by increased room revenues and food and beverage revenues for our other six owned hotels and increased cost reimbursements from managed hotels during the second quarter and first half of fiscal 2019 compared to the second quarter and first half of fiscal 2018. Decreased operating income from our hotels and resorts division during the second quarter and first half of fiscal 2019 compared to the second quarter and first half of fiscal 2018 was entirely due to preopening expenses and initial start-up losses related to the Saint Kate hotel closure and conversion. These costs totaled approximately $2.7 million, or $0.06 per diluted common share, and $3.9 million, or $0.09 per diluted common share, respectively, during the second quarter and first half of fiscal 2019.

Operating losses from our corporate items, which include amounts not allocable to the business segments, decreased during the second quarter and first half of fiscal 2019 compared to the second quarter and first half of fiscal 2018 due in part to reduced legal and bonus expenses.

We recognized investment income of $175,000 and $648,000, respectively, during the second quarter and first half of fiscal 2019 compared to investment income of $27,000 and an investment loss of $9,000 during the second quarter and first half of fiscal 2018. Investment income increased during the fiscal 2019 periods due to increases in the value of marketable securities.

Our interest expense totaled $3.1 million for the second quarter of fiscal 2019 compared to $3.5 million for the second quarter of fiscal 2018, a decrease of approximately $400,000, or 11.9%. Our interest expense totaled $6.2 million for the first half of fiscal 2019 compared to $6.8 million for the first half of fiscal 2018, a decrease of approximately $600,000, or 9.8%. The decrease in interest expense during the second quarter and first half fiscal 2019 was due to reduced borrowing levels compared to the second quarter and first half of fiscal 2018, partially offset by a higher average interest rate during the fiscal 2019 periods as a result of increases in short-term interest rates on our variable rate debt. Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact our actual reported interest expense in future periods, as would further changes in short-term interest rates and changes in the mix between fixed rate debt and variable rate debt in our debt portfolio.

We did not have any significant variations in other expenses, gains on disposition of property, equipment and other assets or net equity earnings (losses) from unconsolidated joint ventures during the second quarter and first half of fiscal 2019 compared to the second quarter and first half of fiscal 2018. The timing of periodic sales and disposals of our property and equipment varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment.

We reported income tax expense for the second quarter and first half of fiscal 2019 of $5.6 million during each period compared to $6.2 million and $9.6 million, respectively, during the second quarter and first half of fiscal 2018. The decrease in income tax expense was the result of the reduced earnings before income taxes and a reduced effective income tax rate. Our fiscal 2019 first half effective income tax rate, after adjusting for earnings from noncontrolling interests that are not tax-effected because the entity involved is a tax pass-through entity, was 22.0% and benefitted from excess tax benefits on share-based compensation and nonrecurring adjustments specific to the first half, compared to our fiscal 2018 first half effective income tax rate of 25.3%. We continue to anticipate that our effective income tax rate for the remaining quarters of fiscal 2019 will be in the 24-26% range, depending upon the amount of excess tax benefits on share-based compensation that we recognize and excluding any potential changes in federal and state income tax rates. Our actual fiscal 2019 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

The operating results of one majority-owned hotel, The Skirvin Hilton, are included in the hotels and resorts division revenue and operating income during the fiscal 2019 and fiscal 2018 periods, and the after-tax net earnings or loss attributable to noncontrolling interests is deducted from or added to net earnings on the consolidated statements of earnings. We reported net earnings attributable to noncontrolling interests of $105,000 and $78,000, respectively, during the first half of fiscal 2019 and fiscal 2018.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the second quarter and first half of fiscal 2019 and fiscal 2018 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2019	F2018	Amt.	Pct.	F2019	F2018	Amt.	Pct.
Revenues	$162.4	$125.5	$36.9	29.4%	$277.3	$238.4	$38.9	16.3%
Operating income	28.2	27.9	0.3	1.2%	40.8	51.9	(11.1)	-21.3%
Operating margin (% of revenues)	17.4%	22.2%			14.7%	21.8%

Our theatre division revenues increased during the second quarter and first half of fiscal 2019 compared to the second quarter and first half of fiscal 2018 due to the newly acquired Movie Tavern theatres and increases in our average ticket price and average concession revenues per person at our comparable theatres, partially offset by the impact of decreased attendance due to a weaker film slate during the fiscal 2019 periods.

Our theatre division operating income increased during the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018 due to the newly acquired Movie Tavern theatres, partially offset by the impact of reduced attendance and revenues at our comparable theatres. Our theatre division operating margin decreased during the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018 due in part to the impact of reduced attendance and revenues at our comparable theatres. Our theatre division operating income and operating margin decreased during the first half of fiscal 2019 compared to the half of fiscal 2018 due primarily to the impact of the reduced attendance and revenues at comparable theatres during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. Due to the significant investments we have made in our theatres over the last five years, we have higher fixed costs, such as rent, depreciation and amortization, and higher labor expenses, due in part to our increased number of new food and beverage outlets in our theatres. As a result, it is more difficult to remove costs when attendance declines as it did in the first quarter of fiscal 2019, and operating margins are more likely to decline when that happens. Conversely, during periods with a strong film slate, operating margins potentially increase, as that same “leverage” should benefit our theatre division.

Our theatre division operating margin also declined during the second quarter and first half of fiscal 2019 compared to the second quarter and first half of fiscal 2018 due to the inclusion of Movie Tavern operating results. Our Movie Tavern theatres will have a lower operating margin than our legacy theatres due to the fact that all 22 acquired theatres are leased rather than owned (rent expense is generally significantly higher than depreciation expense). In addition, the fact that a larger portion of Movie Tavern revenues are derived from the sale of in-theatre food and beverage will also contribute to lower operating margins, as food and labor costs are generally higher for those items compared to traditional concession items.

As described above, our operating income and operating margin were also negatively impacted during the first half of fiscal 2019 by approximately $2.0 million of acquisition and preopening expenses related to the Movie Tavern acquisition (approximately $200,000 of which was incurred during the second quarter of fiscal 2019). In addition, severe winter weather conditions in the Midwest during the first quarter of fiscal 2019 may have negatively impacted attendance at our theatres and increased our snow removal and heating costs by approximately $250,000 compared to the first quarter of fiscal 2018.

The following table provides a further breakdown of the components of revenues for the theatre division for the second quarter and first half of fiscal 2019 and fiscal 2018 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2019	F2018	Amt.	Pct.	F2019	F2018	Amt.	Pct.
Admission revenues	$83.1	$69.6	$13.5	19.3%	$142.0	$132.6	$9.4	7.1%
Concession revenues	67.9	46.8	21.1	45.1%	115.1	88.2	26.9	30.5%
Other revenues	11.2	8.7	2.5	29.0%	19.8	16.7	3.1	18.2%
	162.2	125.1	37.1	29.7%	276.9	237.5	39.4	16.6%
Cost reimbursements	0.2	0.4	(0.2)	-38.8%	0.4	0.9	(0.5)	-50.5%
Total revenues	$162.4	$125.5	$36.9	29.4%	$277.3	$238.4	$38.9	16.3%

As described above, on February 1, 2019, we acquired 22 theatres and 208 screens in conjunction with our Movie Tavern acquisition, contributing the entire increase to our admission and concession revenues during the second quarter and first half of fiscal 2019 compared to the second quarter and first half of fiscal 2018. Excluding the Movie Tavern theatres, admission revenues and concession revenues for comparable theatres decreased 3.7% and 0.8%, respectively, during the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. Excluding the Movie Tavern theatres, admission revenues and concession revenues for comparable theatres decreased 10.4% and 6.2%, respectively, during the first half of fiscal 2019 compared to the first half of fiscal 2018.

According to data received from Rentrak (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2019 second quarter and first half results, United States box office receipts (excluding new builds for the top 10 theatre circuits) decreased 4.5% and 10.2%, respectively, during our fiscal 2019 second quarter and first half. As a result, our decrease in admission revenues for our comparable theatres outperformed the industry by 0.8 percentage points during the second quarter of fiscal 2019 and underperformed the industry by 0.2 percentage points during the first half of fiscal 2019. Our goal is to continue our past pattern of outperforming the industry, but with the majority of our renovations now completed for our legacy circuit, our ability to do so in any given quarter will likely be partially dependent upon film mix, weather, the competitive landscape in our markets and the impact of local sporting events. We were able to outperform the industry during the second quarter of fiscal 2019 despite the fact that we outperformed the industry by over 10 percentage points during the second quarter last year (thus mathematically making it harder to beat the industry again this year when compared to the prior year). Favorable weather conditions and a film mix that included a number of family-oriented films (which historically have performed very well in our legacy Midwestern markets) likely contributed to our second quarter outperformance. During the first quarter of fiscal 2019, we believe colder and snowier weather in the Midwest negatively impacted the performance of our comparable theatres compared to the U.S. averages, negatively impacting our first half comparisons. As discussed further in our fiscal 2019 first quarter Form 10-Q, we also believe film mix negatively impacted our relative performance versus the nation during the fiscal 2019 first quarter.

Our average ticket price increased 6.1% and 4.0%, respectively, during the second quarter and first half of fiscal 2019 compared to the second quarter and first half of fiscal 2018, due in part to the addition of Movie Tavern theatres in certain markets where competitive pricing is slightly higher than in our legacy Midwestern markets. Excluding Movie Tavern, our average ticket price at comparable theatres increased 3.7% and 1.5%, respectively, during the second quarter and first half of fiscal 2019 compared to the second quarter and first half of fiscal 2018. At the beginning of the second quarter of fiscal 2019, we implemented selected ticket price increases at certain locations in order to reflect the competitive market in which those theatres operate. In addition, we enacted a modest price increase for our proprietary premium large format (PLF) screens and converted our admission ticket pricing to a sales tax additive (or “tax-on-top”) model, consistent with the majority of our competitors. These modest ticket price increases likely had a favorable impact on our average ticket price during the fiscal 2019 periods. The fact that our top performing film during the fiscal 2019 periods, Avengers: Endgame, performed particularly well in our PLF screens (with a corresponding price premium) also contributed to our increased average ticket price during the second quarter and first half of fiscal 2019 compared to the prior year periods..

Conversely, we believe that a change in film product mix had an unfavorable impact on our average ticket price during the second quarter and first half of fiscal 2019 compared to the second quarter and first half of fiscal 2018. Three of our top five performing films during the second quarter of fiscal 2019, Aladdin, Toy Story 4 and The Secret Life of Pets 2, were films that generally appeal to a younger audience (resulting in a higher percentage of lower-priced children’s tickets sold), negatively impacting our average ticket price during the second quarter of fiscal 2019 compared to the prior year, when only one of our top five films (Incredibles 2) was aimed at a younger audience. A similar film mix change in our fiscal 2019 first quarter (more films aimed at a younger audience than the prior year) also negatively impacted our average ticket price comparison for the first half of fiscal 2019 compared to the first half of fiscal 2018. The overall net increase in average ticket price favorably impacted our admission revenues of our comparable theatres by approximately $2.4 million and $1.8 million, respectively, during the second quarter and first half of fiscal 2019 compared to the second quarter and first half of fiscal 2018.

Our concession revenues increased during the second quarter and first half of fiscal 2019 compared to the second quarter and first half of fiscal 2018 due to the addition of new Movie Tavern theatres and an increase in our average concession revenues per person, partially offset by decreased attendance at comparable theatres. Our average concession revenues per person increased by 29.3% and 26.7%, respectively, during the second quarter and first half of fiscal 2019 compared to the second quarter and first half of fiscal 2018, due in large part to the addition of the Movie Tavern theatres. Excluding Movie Tavern, our average concession revenues per person at comparable theatres increased 7.0% and 6.4%, respectively, during the second quarter and first half of fiscal 2019 compared to the second quarter and first half of fiscal 2018. The increase in our average concession revenues per person contributed approximately $3.0 million and $5.0 million to our comparable theatre concession revenues during the second quarter and first half of fiscal 2019 compared to the second quarter and first half of fiscal 2018.

A change in concession product mix, including increased sales of non-traditional food and beverage items from our increased number of Take Five LoungeSM, Zaffiro’s® Express, Reel Sizzle® and in-theatre dining outlets were the primary reasons for our increased average concession sales per person during the fiscal 2019 periods. Conversely, we believe that the above-described change in film product mix during the second quarter and first half of fiscal 2019 may have slightly reduced the growth of our overall average concession sales per person during the fiscal 2019 periods, as family-oriented and animated films such as the films in our top five films during the second quarter of fiscal 2019 identified above tend not to contribute to sales of non-traditional food and beverage items as much as adult-oriented films. We expect the recently-acquired Movie Tavern theatres will continue to have a significant (20% or more) favorable impact on our overall average concession sales per person, as the average concession sales per person at these dine-in theatres are, on average, more than double the average concession sales per person we generally achieve at our theatres that do not offer a dine-in option.

Other revenues increased by approximately $2.5 million and $3.1 million, respectively, during the second quarter and first half of fiscal 2019 compared to the second quarter and first half of fiscal 2018. These increases were primarily due to internet surcharge ticketing fees and preshow advertising income from our new Movie Tavern locations.

Total theatre attendance increased 12.4% and 3.1%, respectively, during the second quarter and first half of fiscal 2019 compared to the second quarter and first half of fiscal 2018. Excluding Movie Tavern, comparable theatre attendance decreased 7.2% and 11.8%, respectively, during the second quarter and first half of fiscal 2019, due primarily to a weaker film slate in the current year periods. Attendance and admission revenues decreased during the first four weeks of April before increasing during six of the next seven weeks thru mid-June in large part due to the record-breaking performance of Avengers: Endgame. We ended the fiscal 2019 second quarter with two weeks of unfavorable comparisons to the prior year. Last year’s second quarter included record attendance for our theatre division and we outperformed the industry by over 10 percentage points during that period, so matching the prior year attendance levels was expected to be a challenge. Despite this difficult comparison, our fiscal 2019 second quarter results still reflected our second-best second quarter performance on record from an attendance perspective. Our fiscal 2019 first half attendance decline is also due to a decrease in attendance during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018, as previously described in our Form 10-Q for that quarter.

Our highest grossing films during the fiscal 2019 second quarter included Avengers: Endgame, Aladdin, Toy Story 4, John Wick: Chapter 3 – Parabellum and The Secret Life of Pets 2. The film slate during the second quarter of fiscal 2019 was weighted slightly less towards blockbuster movies compared to the prior year, as evidenced by the fact that our top five films during our fiscal 2019 second quarter accounted for 51% of our total box office results, compared to 54% for the top five films during the second quarter of fiscal 2018, both expressed as a percentage of the total admission revenues for the period. This reduced reliance on blockbuster films during the fiscal 2019 second quarter had the effect of very slightly decreasing our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts.

We are pleased with the Movie Tavern performance to date and the integration is progressing on schedule. We immediately introduced our popular $5 Tuesday movie program at these locations, as well as other promotional and marketing initiatives. During the second quarter of fiscal 2019, we introduced our Magical Movie Rewards® loyalty program at all Movie Tavern locations. Although the Movie Tavern theatres were affected by the weaker film slate during the fiscal 2019 periods as were our other locations, data available to us for prior year performance of the Movie Tavern theatres indicates that these theatres outperformed the national box office on a relative basis during the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018 – an indication that our programs are having an impact on their performance.

Film product performance for the third quarter of fiscal 2019 has started off better than the same period of fiscal 2018 due to the strong performance of films such as Spider-Man: Far From Home, The Lion King, Once Upon A Time in Hollywood and Fast and Furious Presents: Hobbs & Shaw. Other films scheduled to be released during the fiscal 2019 third quarter that may generate substantial box office interest include The Angry Birds Movie 2, Good Boys, It Chapter Two, The Goldfinch and Rambo: Last Blood. The anticipated film slate for the fourth quarter of fiscal 2019 is currently expected to be quite strong and will include films such as Joker, Terminator: Dark Fate, Frozen 2, Jumanji: The Next Level and Star Wars: The Rise of Skywalker. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

We ended the first half of fiscal 2019 with a total of 1,092 company-owned screens in 89 theatres and 6 managed screens in one theatre, compared to 884 company-owned screens in 67 theatres and 6 managed screens in one theatre at the end of the first half of fiscal 2018. In addition to the screens added due to the Movie Tavern acquisition, we opened one new UltraScreen DLX® at an existing Marcus Wehrenberg theatre during the first quarter of fiscal 2019. During our fiscal 2019 second quarter, we completed the addition of DreamLoungerSM recliner seating to three Movie Tavern theatres and we expect to add DreamLoungers to another Movie Tavern theatre and another Marcus Wehrenberg theatre during our fiscal 2019 fourth quarter. We converted 11 Movie Tavern auditoriums to our SuperScreen DLX® concept during the second quarter of fiscal 2019 and we anticipate converting 10 additional Movie Tavern auditoriums to our proprietary PLF concepts during the third quarter of fiscal 2019. We also expect to open a new eight-screen Movie Tavern by Marcus theatre in Brookfield, Wisconsin early in our fiscal 2019 fourth quarter.

Hotels and Resorts

The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the second quarter and first half of fiscal 2019 and fiscal 2018 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2019	F2018	Amt.	Pct.	F2019	F2018	Amt.	Pct.
Revenues	$70.0	$67.7	$2.3	3.3%	$125.0	$122.9	$2.1	1.8%
Operating income	4.0	6.4	(2.4)	-36.9%	0.9	3.7	(2.8)	-76.8%
Operating margin (% of revenues)	5.7%	9.4%			0.7%	3.0%

The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the second quarter and first half of fiscal 2019 and fiscal 2018 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2019	F2018	Amt.	Pct.	F2019	F2018	Amt.	Pct.
Room revenues	$28.2	$29.1	$(0.9)	-3.2%	$47.1	$49.8	$(2.7)	-5.3%
Food/beverage revenues	18.6	18.9	(0.3)	-1.2%	34.4	34.7	(0.3)	-0.7%
Other revenues	11.2	11.2	-	-%	23.4	22.6	0.8	3.3%
	58.0	59.2	(1.2)	-2.0%	104.9	107.1	(2.2)	-2.0%
Cost reimbursements	12.0	8.5	3.5	40.1%	20.1	15.8	4.3	27.2%
Total revenues	$70.0	$67.7	$2.3	3.3%	$125.0	$122.9	$2.1	1.8%

Division revenues increased during the second quarter and first half of fiscal 2019 compared to the second quarter and first half of fiscal 2018 due entirely to increased cost reimbursements from managed properties, partially offset by the fact that the former InterContinental Milwaukee hotel was closed during the majority of the fiscal 2019 periods as it underwent a major renovation that converted this hotel into an experiential arts hotel named Saint Kate – The Arts Hotel. The newly renovated hotel reopened during the first week of June 2019 (although a portion of the rooms and food and beverage outlets didn’t fully open until later in the month). Excluding this hotel, total revenues during the second quarter and first half of fiscal 2019 increased by 8.1% and 6.5%, respectively, compared to the second quarter and first half of fiscal 2018, due to increased room revenues and food and beverage revenues at our owned hotels and resorts and increased cost reimbursements from our managed hotels.

Room revenues decreased during the second quarter and first half of fiscal 2019 compared to the second quarter and first half of fiscal 2018 due entirely to the closing of the InterContinental hotel, partially offset by increased revenue per available room, or RevPAR, at our remaining seven company-owned hotels. Excluding the closed hotel, room revenues during the second quarter and first half of fiscal 2019 increased by 3.5% and 1.3%, respectively, compared to the second quarter and first half of fiscal 2018, despite the fact that our Hilton Madison hotel was undergoing a major renovation during the fiscal 2019 periods that negatively impacted our overall room revenues. Food and beverage revenues decreased slightly during the second quarter and first half of fiscal 2019 compared to the second quarter and first half of fiscal 2018 due primarily to the closed hotel. Excluding the closed hotel, food and beverage revenues during the second quarter and first half of fiscal 2019 increased by 3.6% and 4.6%, respectively, compared to the second quarter and first half of fiscal 2018, due primarily to increased banquet and catering revenues, and once again despite the negative impact from our Hilton Madison hotel under renovation. Other revenues increased during the first half of fiscal 2019 compared to the first half of fiscal 2018 due in part to increased ski revenues from our Grand Geneva Resort & Spa, as well as increased management fees and miscellaneous revenues. Cost reimbursements also increased during the fiscal 2019 periods compared to the fiscal 2018 periods due to an increase in the number of management contracts in this division.

Our hotels and resorts division operating income decreased and operating margin declined during the second quarter and first half of fiscal 2019 compared to the second quarter and first half of fiscal 2018 due entirely to $2.7 million and $3.9 million, respectively, of preopening expenses related to the closing and conversion of the InterContinental Milwaukee hotel into the Saint Kate. Excluding this hotel, our fiscal 2019 second quarter and first half operating income would have improved by approximately $300,000, or 5%, during the second quarter of fiscal 2019 and $1.0 million, or 27%, during the first half of fiscal 2019, both compared to the prior year periods. Again excluding this hotel, our operating margin was 11.1% and 4.7%, respectively, during the second quarter and first half of fiscal 2019 compared to 10.4% and 3.6%, respectively, during the second quarter and first half of fiscal 2018. This same-hotel improvement can be attributed to increased revenues and a continued focus on cost controls and operating efficiency and was achieved despite the fact that the renovation at the Hilton Madison hotel negatively impacted our operating results during the fiscal 2019 periods.

Initial guest and community reaction to the new Saint Kate hotel has been very favorable. As an independent hotel, we expect that it will take a period of time for this hotel to ramp up, particularly with group business, and as a result, it is likely that our fiscal 2019 third and fourth quarter comparisons of Saint Kate to a stabilized branded hotel during the prior year will be unfavorable. We believe that over time, the new hotel will achieve a higher average daily room rate than the hotel it replaced and ultimately outperform the previous hotel.

The following table sets forth certain operating statistics for the second quarter and first half of fiscal 2019 and fiscal 2018, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	Second Quarter(1)				First Half(1)
			Variance				Variance
	F2019	F2018	Amt.	Pct.	F2019	F2018	Amt.	Pct.
Occupancy pct.	77.9%	77.5%	0.4 pts	0.5%	71.2%	71.7%	-0.5 pts	-0.7%
ADR	$160.10	$155.57	$4.53	2.9%	$146.47	$143.80	$2.67	1.9%
RevPAR	$124.67	$120.53	$4.14	3.4%	$104.36	$103.13	$1.23	1.2%

(1)	These operating statistics represent averages of our seven distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort. The statistics exclude the former InterContinental Milwaukee hotel (now the Saint Kate – The Arts Hotel), as this hotel was closed for the majority of the fiscal 2019 periods presented.

RevPAR increased at five of our seven comparable company-owned properties during both the second quarter and first half of fiscal 2019 compared to the second quarter and first half of fiscal 2018. As noted above, our Hilton Madison hotel was undergoing a major renovation during the fiscal 2019 periods, negatively impacting our overall operating statistics. Excluding the Hilton Madison, our remaining six comparable company-owned hotels experienced a RevPAR increase of 5.4% and 4.3%, respectively, during the second quarter and first half of fiscal 2019 compared to the prior year periods. According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2019 second quarter and first half results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 1.1% and 1.2%, respectively, during our fiscal 2019 second quarter and first half compared to the same periods last year. Data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced an increase in RevPAR of 5.0% and 4.3%, respectively, during our second quarter and first half of fiscal 2019 compared to the fiscal 2018 comparable periods.

An increase in group business at several of our hotels during the fiscal 2019 second quarter compared to the prior year period contributed to our increased RevPAR performance for our comparable company-owned hotels. Our two open Milwaukee hotels in particular benefited from increased demand due to the Milwaukee Bucks making the NBA playoffs. Strong short-term group demand also allowed us to drive non-group ADR growth during the fiscal 2019 second quarter, favorably impacting our reported results. The increase in group business also accounted for the majority of the increase in banquet and catering revenues described above.

Our comparable hotel RevPAR growth of 3.4% and 1.2% during the second quarter and first half of fiscal 2019 compared to the second quarter and first half of fiscal 2018 was primarily the result of an increase in our comparable ADR. Six of our seven comparable company-owned hotels (including the Hilton Madison, but excluding the Saint Kate) reported increased ADR during the fiscal 2019 second quarter compared to the second quarter of fiscal 2018. Four of our seven comparable company-owned hotels reported increased ADR during the first half of fiscal 2019 compared to the first half of fiscal 2018.

Looking to future periods, although our company-owned hotels experienced a slight decrease in group bookings during the second quarter of fiscal 2019 compared to the same period last year, our group room revenue bookings for future periods in fiscal 2019 - commonly referred to in the hotels and resorts industry as “group pace” - is running ahead of our group room revenue bookings for future periods last year at this time. Banquet and catering revenue pace for fiscal 2019 is also currently ahead of where we were last year at this same time.

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

Our hotels and resorts division operating results during the second quarter and first half of fiscal 2019 benefited from three management contracts added during fiscal 2018 – the Murieta Inn and Spa in Rancho Murieta, California (added January 2018), along with the DoubleTree by Hilton Hotel El Paso Downtown (added April 2018) and Courtyard by Marriott El Paso Downtown/Convention Center (added August 2018), both in El Paso, Texas. In addition, on April 1, 2019, we assumed management of the Hyatt Regency Schaumburg hotel in Schaumburg, Illinois. This 468-room hotel recently completed a $15 million renovation and offers upscale accommodations, robust amenities and more than 30,000 square feet of indoor and outdoor meeting and event space, including a 3,100 square foot starlit terrace. This is our first Hyatt-branded hotel under management. Conversely, in May 2019 we ceased managing the Heidel House Resort & Spa in Green Lake, Wisconsin, after the owners of this resort decided to close this property permanently. Early in our fiscal 2019 third quarter, the owners of the Sheraton Chapel Hill Hotel in Chapel Hill, North Carolina sold the hotel, and as a result, our contract to manage this hotel was terminated. As of the date of this filing, our current portfolio of hotels and resorts includes 20 owned and managed properties across the country.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously-noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $106 million of unused credit lines as of the end of our fiscal 2019 second quarter, will be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2019.

Financial Condition

Net cash provided by operating activities totaled $59.7 million during the first half of fiscal 2019, compared to $55.4 million during the first half of fiscal 2018. The $4.3 million increase in cash provided by operating activities was due primarily to the favorable timing in the payment of accounts payable and the collection of accounts and notes receivable, partially offset by reduced net earnings and the unfavorable timing in the payment of income taxes and other accrued liabilities during the first half of fiscal 2019.

Net cash used in investing activities during the first half of fiscal 2019 totaled $65.8 million, compared to $33.5 million during the first half of fiscal 2018. The increase in net cash used in investing activities of $32.3 million was primarily the result of the $29.6 million cash consideration in the Movie Tavern acquisition. We did not incur any acquisition-related capital expenditures during the first half of fiscal 2018. An increase in other assets primarily related to development expenditures of a previously-described new theatre (that will subsequently be reimbursed by the landlord) also contributed to the increase in net cash used in investing activities during the first half of fiscal 2019, partially offset by a decrease in capital expenditures compared to the first half of fiscal 2018. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $30.5 million during the first half of fiscal 2019 compared to $32.2 million during the first half of fiscal 2018.

Fiscal 2019 first half cash capital expenditures included approximately $12.9 million incurred in our theatre division, including costs associated with the addition of DreamLounger recliner seating and new UltraScreen and SuperScreen DLX auditoriums to existing theatres. We also incurred capital expenditures in our hotels and resorts division during the first half of fiscal 2019 of approximately $17.2 million, consisting primarily of costs associated with the renovation of the Saint Kate and Hilton Madison hotels, as well as normal maintenance capital projects at our other properties. Fiscal 2018 first half cash capital expenditures included approximately $27.0 million incurred in our theatre division, including costs associated with the addition of DreamLounger recliner seating, new UltraScreen and SuperScreen DLX auditoriums and new Zaffiro’s Express and Take Five Lounge outlets to existing theatres. We also incurred capital expenditures in our hotels and resorts division during the first half of fiscal 2018 of approximately $5.2 million, consisting primarily of normal maintenance capital projects.

Net cash provided by financing activities during the first half of fiscal 2019 totaled $608,000 compared to net cash used in financing activities of $24.2 million during the first half of fiscal 2018. We used excess cash during both periods to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. We also used borrowings from our revolving credit facility to fund the cash consideration in the Movie Tavern acquisition. As a result, we added $162.0 million of new short-term borrowings and we made $127.0 million of repayments on short-term borrowings during the first half of fiscal 2019 (net increase in borrowings on our credit facility of $35.0 million) compared to $105.0 million of new short-term borrowings and $110.0 million of repayments on short-term borrowings made during the first half of fiscal 2018 (net decrease in borrowings on our credit facility of $5.0 million).

We did not issue any new long-term debt during either the first half of fiscal 2019 or fiscal 2018. Principal payments on long-term debt were $24.0 million during the first half of fiscal 2019 and included the repayment of a $14.6 million mortgage note on a hotel, compared to payments of $11.5 million during the first half of fiscal 2018. Our debt-to-capitalization ratio (excluding our finance and operating lease obligations) was 0.29 at June 27, 2019, compared to 0.33 at December 27, 2018.

We repurchased approximately 16,000 shares of our common stock for approximately $641,000 in conjunction with the exercise of stock options during the first half of fiscal 2019, compared to 31,000 shares repurchased for approximately $949,000 in conjunction with the exercise of stock options during the first half of fiscal 2018. As of June 27, 2019, approximately 2.8 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. We expect that we will execute any future repurchases on the open market or in privately-negotiated transactions, depending upon a number of factors, including prevailing market conditions.

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

Dividend payments during the first half of fiscal 2019 totaled $9.6 million compared to dividend payments of $8.2 million during the first half of fiscal 2018. The increase in dividend payments was the result of an increased number of outstanding shares and a 6.7% increase in our regular quarterly dividend payment rate initiated in March 2019.

We previously indicated that we expected our full-year fiscal 2019 capital expenditures, excluding the cash consideration in our Movie Tavern acquisition and excluding any significant unidentified acquisitions, to be in the $75-$95 million range. We are still finalizing the scope and timing of the various projects requested by our two divisions, but at this time, it is more likely that we will end up at the lower end of that range, or possibly even below that amount. Some of these projects may carry over to the next fiscal year. The actual timing and extent of the implementation of all of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends, and the availability of attractive opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.

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

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2018. No material change to such risk factors has occurred during the 26 weeks ended June 27, 2019.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
March 29 – April 25	4,731	$40.14	4,731	2,771,452
April 26 – May 30	619	38.24	619	2,770,833
May 31 – June 27	—	—	—	2,770,833

Total	5,350	$39.92	5,350	2,770,833

(1)	Through June 27, 2019, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of June 27, 2019, we had repurchased approximately 8.9 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from The Marcus Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2019 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: August 6, 2019	By:	/s/ Gregory S. Marcus
Gregory S. Marcus President and Chief Executive Officer

DATE: August 6, 2019	By:	/s/ Douglas A. Neis
Douglas A. Neis Executive Vice President, Chief Financial Officer and Treasurer

S-1