Form 10-Q
period 2019-09-26
MARCUS CORP
filed 2019-11-05
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2019

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

COMMON STOCK OUTSTANDING AT November 1, 2019 – 22,988,399

CLASS B COMMON STOCK OUTSTANDING AT November 1, 2019 – 7,935,769

THE MARCUS CORPORATION

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	September 26, 2019	December 27, 2018
ASSETS
Current assets:
Cash and cash equivalents	$7,451	$17,114
Restricted cash	5,086	4,813
Accounts and notes receivable, net of reserves of $270 and $361, respectively	23,566	25,684
Refundable income taxes	─	5,983
Other current assets	18,820	15,355
Total current assets	54,923	68,949

Property and equipment:
Land and improvements	151,205	150,122
Buildings and improvements	757,324	745,886
Leasehold improvements	160,787	98,885
Furniture, fixtures and equipment	377,905	314,875
Finance lease right-of-use assets	74,348	72,631
Construction in progress	12,717	12,513
Total property and equipment	1,534,286	1,394,912
Less accumulated depreciation and amortization	601,497	554,869
Net property and equipment	932,789	840,043

Operating lease right-of-use assets	229,103	─

Other assets:
Investments in joint ventures	3,617	4,069
Goodwill	75,797	43,170
Other	43,914	33,100
Total other assets	123,328	80,339

TOTAL ASSETS	$1,340,143	$989,331

See accompanying condensed notes to consolidated financial statements.

3

THE MARCUS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)	September 26, 2019	December 27, 2018
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,334	$37,452
Income taxes	2,523	─
Taxes other than income taxes	19,575	18,743
Accrued compensation	19,218	17,547
Other accrued liabilities	46,353	59,645
Current portion of finance lease obligations	2,697	5,912
Current portion of operating lease obligations	12,904	─
Current maturities of long-term debt	9,954	9,957
Total current liabilities	150,558	149,256

Finance lease obligations	21,381	22,208

Operating lease obligations	221,047	─

Long-term debt	235,787	228,863

Deferred income taxes	41,103	41,977

Deferred compensation and other	47,767	56,908

Equity:
Shareholders’ equity attributable to The Marcus Corporation Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	─	─
Common Stock, $1 par; authorized 50,000,000 shares; issued 23,253,641 shares at September 26, 2019 and 22,843,096 shares at December 27, 2018	23,254	22,843
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 7,935,872 shares at September 26, 2019 and 8,346,417 shares at December 27, 2018	7,936	8,347
Capital in excess of par	144,687	63,830
Retained earnings	458,915	439,178
Accumulated other comprehensive loss	(7,435)	(6,758)
	627,357	527,440
Less cost of Common Stock in treasury (266,566 shares at September 26, 2019 and 2,839,079 shares at December 27, 2018)	(4,828)	(37,431)
Total shareholders' equity attributable to The Marcus Corporation	622,529	490,009
Noncontrolling interest	(29)	110
Total equity	622,500	490,119

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,340,143	$989,331

See accompanying condensed notes to consolidated financial statements.

4

THE MARCUS CORPORATION

Consolidated Statements of Earnings

	September 26, 2019		September 27, 2018
(in thousands, except per share data)	13 Weeks	39 Weeks	13 Weeks	39 Weeks
Revenues:
Theatre admissions	$69,753	$211,777	$52,422	$185,035
Rooms	34,185	81,317	34,467	84,256
Theatre concessions	57,051	172,126	35,476	123,687
Food and beverage	20,170	54,568	19,333	53,972
Other revenues	22,872	66,234	19,813	59,362
	204,031	586,022	161,511	506,312
Cost reimbursements	7,431	27,979	9,088	25,776
Total revenues	211,462	614,001	170,599	532,088

Costs and expenses:
Theatre operations	66,971	199,542	48,644	164,452
Rooms	10,829	30,173	10,958	31,026
Theatre concessions	21,471	63,789	10,168	35,105
Food and beverage	15,842	44,353	14,966	43,930
Advertising and marketing	6,653	17,664	6,178	17,317
Administrative	18,053	54,862	16,813	52,653
Depreciation and amortization	19,226	53,484	14,569	42,899
Rent	6,806	19,087	2,815	8,351
Property taxes	5,666	16,527	5,018	15,011
Other operating expenses	10,127	31,729	8,969	27,032
Reimbursed costs	7,431	27,979	9,088	25,776
Total costs and expenses	189,075	559,189	148,186	463,552

Operating income	22,387	54,812	22,413	68,536

Other income (expense):
Investment income	187	835	442	433
Interest expense	(2,807)	(8,959)	(3,180)	(10,000)
Other expense	(481)	(1,441)	(497)	(1,489)
Loss on disposition of property, equipment and other assets	(129)	(269)	(359)	(767)
Equity earnings (loss) from unconsolidated joint ventures, net	(84)	(252)	30	282
	(3,314)	(10,086)	(3,564)	(11,541)

Earnings before income taxes	19,073	44,726	18,849	56,995
Income taxes	4,843	10,465	2,626	12,254
Net earnings	14,230	34,261	16,223	44,741
Net earnings (loss) attributable to noncontrolling interest	(59)	46	(8)	70
Net earnings attributable to The Marcus Corporation	$14,289	$34,215	$16,231	$44,671

Net earnings per share – basic:
Common Stock	$0.47	$1.18	$0.60	$1.65
Class B Common Stock	$0.43	$1.02	$0.52	$1.47

Net earnings per share – diluted:
Common Stock	$0.46	$1.10	$0.56	$1.56
Class B Common Stock	$0.43	$1.01	$0.51	$1.44

See accompanying condensed notes to consolidated financial statements.

5

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income

	September 26, 2019		September 27, 2018
(in thousands)	13 Weeks	39 Weeks	13 Weeks	39 Weeks
Net earnings	$14,230	$34,261	$16,223	$44,741

Other comprehensive income (loss), net of tax:

Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $30, $89, $42 and $125, respectively	79	238	113	340

Fair market value adjustment of interest rate swap, net of tax (benefit) effect of $(35), $(340), $70 and $70, respectively	(138)	(968)	192	191

Reclassification adjustment on interest rate swap included in interest expense, net of tax effect of $11, $19, $17 and $49, respectively	32	53	46	134

Other comprehensive income (loss)	(27)	(677)	351	665

Comprehensive income	14,203	33,584	16,574	45,406

Comprehensive income (loss) attributable to noncontrolling interest	(59)	46	(8)	70

Comprehensive income attributable to The Marcus Corporation	$14,262	$33,538	$16,582	$45,336

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	39 Weeks Ended
(in thousands)	September 26, 2019	September 27, 2018
OPERATING ACTIVITIES:
Net earnings	$34,261	$44,741
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses (earnings) on investments in joint ventures	252	(282)
Distributions from joint ventures	200	65
Loss on disposition of property, equipment and other assets	269	767
Amortization of favorable lease right	-	250
Depreciation and amortization	53,484	42,899
Amortization of debt issuance costs	232	216
Share-based compensation	2,594	1,950
Deferred income taxes	(572)	1
Deferred compensation and other	592	2,949
Contribution of the Company’s stock to savings and profit-sharing plan	1,181	1,130
Changes in operating assets and liabilities:
Accounts and notes receivable	2,118	1,224
Other assets	11,057	(1,793)
Accounts payable	(7,524)	(18,620)
Income taxes	8,506	12,749
Taxes other than income taxes	626	(1,963)
Accrued compensation	1,671	1,105
Other accrued liabilities	(22,989)	(10,318)
Total adjustments	51,697	32,329
Net cash provided by operating activities	85,958	77,070

INVESTING ACTIVITIES:
Capital expenditures	(50,097)	(45,144)
Acquisition of theatres, net of cash acquired and working capital assumed	(30,287)	-
Proceeds from disposals of property, equipment and other assets	22	86
Capital contribution in joint venture	-	(743)
Other investing activities	(5,809)	(295)
Net cash used in investing activities	(86,171)	(46,096)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	246,000	159,000
Repayment of borrowings on revolving credit facility	(215,000)	(177,000)
Principal payments on long-term debt	(24,203)	(11,711)
Repayments of capital lease obligations	(1,908)	(1,375)
Equity transactions:
Treasury stock transactions, except for stock options	(747)	(2,566)
Exercise of stock options	1,344	6,902
Dividends paid	(14,478)	(12,277)
Distributions to noncontrolling interest	(185)	(65)
Net cash used in financing activities	(9,177)	(39,092)

Net decrease in cash, cash equivalents and restricted cash	(9,390)	(8,118)
Cash, cash equivalents and restricted cash at beginning of period	21,927	20,747
Cash, cash equivalents and restricted cash at end of period	$12,537	$12,629

Supplemental Information:
Interest paid, net of amounts capitalized	$9,540	$10,321
Income taxes paid (refunded)	2,530	(448)
Change in accounts payable for additions to property, equipment and other assets	7,406	(9,813)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 26, 2019

1. General

Basis of Presentation - The unaudited consolidated financial statements for the 13 and 39 weeks ended September 26, 2019 and September 27, 2018 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at September 26, 2019, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2018.

Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 27, 2018, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.

During the 39 weeks ended September 26, 2019, there were no significant changes made to the Company’s significant accounting policies other than the changes attributable to the adoption of the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which was adopted on December 28, 2018. The lease policy updates are applied prospectively in the Company’s financial statements from December 28, 2018 forward. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods. See Note 3 for further discussion.

Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $19,194,000 and $53,433,000 for the 13 and 39 weeks ended September 26, 2019, respectively, and $14,556,000 and $43,037,000 for the 13 and 39 weeks ended September 27, 2018, respectively.

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings per share for net earnings and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended September 26, 2019	13 Weeks Ended September 27, 2018	39 Weeks Ended September 26, 2019	39 Weeks Ended September 27, 2018
	(in thousands, except per share data)
Numerator:
Net earnings attributable to The Marcus Corporation	$14,289	$16,231	$34,215	$44,671
Denominator:
Denominator for basic EPS	30,918	28,180	30,566	28,028
Effect of dilutive employee stock options	443	638	518	606
Denominator for diluted EPS	31,361	28,818	31,084	28,634
Net earnings per share - basic:
Common Stock	$0.47	$0.60	$1.18	$1.65
Class B Common Stock	$0.43	$0.52	$1.02	$1.47
Net earnings per share - diluted:
Common Stock	$0.46	$0.56	$1.10	$1.56
Class B Common Stock	$0.43	$0.51	$1.01	$1.44

Shareholders’ Equity - Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interests for the 13 and 39 weeks ended September 26, 2019 and September 27, 2018 was as follows (in thousands, except per share data):

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity Attributable to The Marcus Corporation	Non- controlling Interest	Total Equity
BALANCES AT DECEMBER 27, 2018	$22,843	$8,347	$63,830	$439,178	$(6,758)	$(37,431)	$490,009	$110	$490,119
Cash Dividends:
$.15 Class B Common Stock	-	-	-	(1,183)	-	-	(1,183)	-	(1,183)
$.16 Common Stock	-	-	-	(3,633)	-	-	(3,633)	-	(3,633)
Exercise of stock options	-	-	(78)	-	-	532	454	-	454
Purchase of treasury stock	-	-	-	-	-	(428)	(428)	-	(428)
Savings and profit-sharing contribution	-	-	810	-	-	371	1,181	-	1,181
Reissuance of treasury stock	-	-	31	-	-	16	47	-	47
Issuance of non-vested stock	-	-	(127)	-	-	127	-	-	-
Shared-based compensation	-	-	777	-	-	-	777	-	777
Reissuance of treasury stock-acquisition	-	-	77,960	-	-	31,237	109,197	-	109,197
Other	-	-	(109)	-	-	-	(109)	-	(109)
Conversions of Class B Common Stock	411	(411)	-	-	-	-	-	-	-
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(60)	(60)
Comprehensive income (loss)	-	-	-	1,860	(297)	-	1,563	(66)	1,497
BALANCES AT MARCH 28, 2019	23,254	7,936	143,094	436,222	(7,055)	(5,576)	597,875	(16)	597,859
Cash Dividends:
$.15 Class B Common Stock	-	-	-	(1,155)	-	-	(1,155)	-	(1,155)
$.16 Common Stock	-	-	-	(3,675)	-	-	(3,675)	-	(3,675)
Exercise of stock options	-	-	(27)	-	-	477	450	-	450
Purchase of treasury stock	-	-	-	-	-	(213)	(213)	-	(213)
Reissuance of treasury stock	-	-	182	-	-	96	278	-	278
Issuance of non-vested stock	-	-	(142)	-	-	142	-	-	-
Shared-based compensation	-	-	949	-	-	-	949	-	949
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(35)	(35)
Comprehensive income (loss)	-	-	-	18,066	(353)	-	17,713	171	17,884
BALANCES AT JUNE 27, 2019	23,254	7,936	144,056	449,458	(7,408)	(5,074)	612,222	120	612,342
Cash Dividends:
$.15 Class B Common Stock	-	-	-	(1,155)	-	-	(1,155)	-	(1,155)
$.16 Common Stock	-	-	-	(3,677)	-	-	(3,677)	-	(3,677)
Exercise of stock options	-	-	(134)	-	-	574	440	-	440
Purchase of treasury stock	-	-	-	-	-	(478)	(478)	-	(478)
Reissuance of treasury stock	-	-	28	-	-	19	47	-	47
Issuance of non-vested stock	-	-	(131)	-	-	131	-	-	-
Shared-based compensation	-	-	868	-	-	-	868	-	868
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(90)	(90)
Comprehensive income (loss)	-	-	-	14,289	(27)	-	14,262	(59)	14,203
BALANCES AT SEPTEMBER 26, 2019	$23,254	$7,936	$144,687	$458,915	$(7,435)	$(4,828)	$622,529	$(29)	$622,500

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders' Equity Attributable to The Marcus Corporation	Non- controlling Interest	Total Equity
BALANCES AT DECEMBER 28, 2017	$22,656	$8,534	$61,452	$403,206	$(7,425)	$(43,399)	$445,024	$100	$445,124
Amount reclassified to retained earnings on December 29, 2017 in connection with the adoption of ASU No. 2016-01	-	-	-	(11)	11	-	-	-	-
Amount reclassified to retained earnings on December 29, 2017 in connection with the adoption of ASU No. 2018-02	-	-	-	1,574	(1,574)	-	-	-	-
Amount reclassified to retained earnings on December 29, 2017 in connection with the adoption of ASU No. 2014-09	-	-	-	(2,568)	-	-	(2,568)	-	(2,568)
Cash Dividends:
$.14 Class B Common Stock	-	-	-	(1,163)	-	-	(1,163)	-	(1,163)
$.15 Common Stock	-	-	-	(2,907)	-	-	(2,907)	-	(2,907)
Exercise of stock options	-	-	(62)	-	-	991	929	-	929
Purchase of treasury stock	-	-	-	-	-	(453)	(453)	-	(453)
Savings and profit-sharing contribution	-	-	651	-	-	479	1,130	-	1,130
Reissuance of treasury stock	-	-	26	-	-	23	49	-	49
Issuance of non-vested stock	-	-	(108)	-	-	108	-	-	-
Shared-based compensation	-	-	596	-	-	-	596	-	596
Conversions of Class B Common Stock	8	(8)	-	-	-	-	-	-	-
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(19)	(19)
Comprehensive income (loss)	-	-	-	9,821	(30)	-	9,791	(15)	9,776
BALANCES AT MARCH 29, 2018	22,664	8,526	62,555	407,952	(9,018)	(42,251)	450,428	66	450,494
Cash Dividends:
$.14 Class B Common Stock	-	-	-	(1,162)	-	-	(1,162)	-	(1,162)
$.15 Common Stock	-	-	-	(2,926)	-	-	(2,926)	-	(2,926)
Exercise of stock options	-	-	(33)	-	-	1,207	1,174	-	1,174
Purchase of treasury stock	-	-	-	-	-	(496)	(496)	-	(496)
Reissuance of treasury stock	-	-	143	-	-	93	236	-	236
Issuance of non-vested stock	-	-	(127)	-	-	127	-	-	-
Shared-based compensation	-	-	715	-	-	-	715	-	715
Conversions of Class B Common Stock	5	(5)	-	-	-	-	-	-	-
Comprehensive income (loss)	-	-	-	18,619	344	-	18,963	93	19,056
BALANCES AT JUNE 28, 2018	22,669	8,521	63,253	422,483	(8,674)	(41,320)	466,932	159	467,091
Cash Dividends:
$.14 Class B Common Stock	-	-	-	(1,139)	-	-	(1,139)	-	(1,139)
$.15 Common Stock	-	-	-	(2,980)	-	-	(2,980)	-	(2,980)
Exercise of stock options	-	-	(672)	-	-	5,471	4,799	-	4,799
Purchase of treasury stock	-	-	-	-	-	(1,949)	(1,949)	-	(1,949)
Reissuance of treasury stock	-	-	32	-	-	15	47	-	47
Issuance of non-vested stock	-	-	(113)	-	-	113	-	-	-
Shared-based compensation	-	-	639	-	-	-	639	-	639
Conversions of Class B Common Stock	173	(173)	-	-	-	-	-	-	-
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(46)	(46)
Comprehensive income (loss)	-	-	-	16,231	351	-	16,582	(8)	16,574
BALANCES AT SEPTEMBER 27, 2018	$22,842	$8,348	$63,139	$434,595	$(8,323)	$(37,670)	$482,931	$105	$483,036

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	September 26, 2019	December 27, 2018
	(in thousands)
Unrecognized loss on interest rate swap agreements	$(1,064)	$(149)
Net unrecognized actuarial loss for pension obligation	(6,371)	(6,609)
	$(7,435)	$(6,758)

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At September 26, 2019 and December 27, 2018, respectively, the Company’s $7,017,000 and $5,302,000 of debt and equity securities were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At September 26, 2019 and December 27, 2018, respectively, the Company’s $1,441,000 and $205,000 liability related to the Company’s interest rate swap contracts was valued using Level 2 pricing inputs and was included in deferred compensation and other in the consolidated balance sheets.

Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At September 26, 2019 and December 27, 2018, none of the Company’s fair value measurements were valued using Level 3 pricing inputs. See Note 2 for further discussion on Level 3 assumptions used in regard to the acquisition.

Defined Benefit Plan - The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended September 26, 2019	13 Weeks Ended September 27, 2018	39 Weeks Ended September 26, 2019	39 Weeks Ended September 27, 2018
	(in thousands)
Service cost	$207	$231	$625	$694
Interest cost	372	341	1,114	1,023
Net amortization of prior service cost and actuarial loss	109	156	327	466
Net periodic pension cost	$688	$728	$2,066	$2,183

Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of earnings.

Revenue Recognition – The disaggregation of revenues by business segment for the 13 and 39 weeks ended September 26, 2019 is as follows (in thousands):

	13 Weeks Ended September 26, 2019
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$69,753	$-	$-	$69,753
Rooms	-	34,185	-	34,185
Theatre concessions	57,051	-	-	57,051
Food and beverage	-	20,170	-	20,170
Other revenues (1)	9,781	13,003	88	22,872
Cost reimbursements	217	7,214	-	7,431
Total revenues	$136,802	$74,572	$88	$211,462

(1)	Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers under ASC Topic 606.

	39 Weeks Ended September 26, 2019
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$211,777	$-	$-	$211,777
Rooms	-	81,317	-	81,317
Theatre concessions	172,126	-	-	172,126
Food and beverage	-	54,568	-	54,568
Other revenues (1)	29,525	36,386	323	66,234
Cost reimbursements	646	27,333	-	27,979
Total revenues	$414,074	$199,604	$323	$614,001

(1)	Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers under ASC Topic 606.

The disaggregation of revenues by business segment for the 13 and 39 weeks ended September 27, 2018 is as follows (in thousands):

	13 Weeks Ended September 27, 2018
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$52,422	$-	$-	$52,422
Rooms	-	34,467	-	34,467
Theatre concessions	35,476	-	-	35,476
Food and beverage	-	19,333	-	19,333
Other revenues (1)	6,893	12,822	98	19,813
Cost reimbursements	218	8,870	-	9,088
Total revenues	$95,009	$75,492	$98	$170,599

(1)	Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers under ASC Topic 606.

	39 Weeks Ended September 27, 2018
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$185,035	$-	$-	$185,035
Rooms	-	84,256	-	84,256
Theatre concessions	123,687	-	-	123,687
Food and beverage	-	53,972	-	53,972
Other revenues (1)	23,591	35,453	318	59,362
Cost reimbursements	1,084	24,692	-	25,776
Total revenues	$333,397	$198,373	$318	$532,088

(1)	Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers under ASC Topic 606.

The Company had deferred revenue from contracts with customers of $32,499,000 and $37,048,000 as of September 26, 2019 and December 27, 2018, respectively. The Company had no contract assets as of September 26, 2019 and December 27, 2018. During the 13 and 39 weeks ended September 26, 2019, the Company recognized revenue of $4,042,000 and $18,747,000, respectively, that was included in deferred revenues as of December 27, 2018. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced ticket sales and the Company’s loyalty programs.

As of September 26, 2019, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $4,680,000 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. The Company recognizes revenue as the tickets are redeemed, which is expected to occur within the next two years.

As of September 26, 2019, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $2,276,000 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.

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

2. Acquisition

On February 1, 2019, the Company acquired 22 dine-in theatres with 208 screens located in nine Southern and Eastern states from VSS-Southern Theatres LLC (Movie Tavern) for a total purchase price of $139,516,000, consisting of $30,000,000 in cash, subject to certain adjustments, and 2,450,000 shares of the company’s Common Stock with a value of $109,197,000, based on the Company’s closing share price as of January 31, 2019. Acquisition costs incurred as a result of the Movie Tavern acquisition were approximately $1,283,000 and $1,507,000 during fiscal 2019 and fiscal 2018, respectively, and were expensed as incurred and included in administrative expense in the consolidated statements of earnings.

The preliminary purchase price allocation reflected in the Company’s consolidated balance sheet on the acquisition date is as follows (in thousands):

Other current assets	$4,862
Property and equipment	95,564
Operating lease right-of-use-assets	159,011
Other (long-term assets)	9,710
Goodwill	32,697
Taxes other than income	(206)
Other accrued liabilities	(3,322)
Operating lease obligations	(158,800)
Total	$139,516

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

As part of the Company’s adoption of ASC 842, the Company elected the following practical expedients: i) to forego reassessment of its prior conclusion related to lease identification, lease classification and initial direct costs, and ii) to make a policy election not to apply the lease recognition requirements for short-term leases. As a result, the Company does not recognize right-of use assets or lease liabilities for short-term leases that qualify for the policy election (those with an initial term of 12 months or less which do not include a purchase or renewal option which is reasonably certain to be exercised), but will recognize these lease payments as lease costs on a straight-line basis over the lease term.

Total lease cost consists of the following:

Lease Cost	Classification	13 Weeks Ended September 26, 2019	39 Weeks Ended September 26, 2019
		(in thousands)
Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$952	$2,814
Interest on lease liabilities	Interest expense	284	870
		$1,236	$3,684

Operating lease costs:
Operating lease costs	Rent expense	$6,386	$17,752
Variable lease cost	Rent expense	362	1,157
Short-term lease cost	Rent expense	58	178
		$6,806	$19,087

Other Information	39 Weeks Ended September 26, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,908
Operating cash flows from finance leases	870
Operating cash flows from operating leases	18,140
Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	1,716
Operating lease liabilities, including from acquisitions	163,416

September 26, 2019
(in thousands)
Finance leases:
Property and equipment – gross	$74,348
Accumulated depreciation and amortization	(52,069)
Property and equipment - net	$22,279

Lease Term and Discount Rate	September 26, 2019
Weighted-average remaining lease terms:
Finance leases	10 years
Operating leases	15 years

Weighted-average discount rates:
Finance leases	4.68%
Operating leases	4.64%

Maturities of lease liabilities as of September 26, 2019 are as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2019 (excluding the 39 weeks ended September 26, 2019)	$4,649	$1,020
2020	25,154	3,584
2021	24,485	2,992
2022	25,056	2,946
2023	23,538	2,836
2024 and thereafter	221,983	16,948
Total lease payments	324,865	30,326
Less: amount representing interest	(90,914)	(6,248)
Total lease liabilities	$233,951	$24,078

Aggregate minimum lease commitments as of December 27, 2018 under Accounting Standard Codification Topic 840 are as follows (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2019	$11,317	$3,073
2020	10,169	2,978
2021	9,670	2,679
2022	9,910	2,718
2023	9,038	2,718
2024 and thereafter	80,523	16,940
Total minimum lease payments	$130,627	31,106
Less: amount representing interest		(6,978)
Total present value of minimum capital lease payments		$24,128

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

Digital Cinema Projection Systems - During fiscal 2012, the Company entered into a master licensing agreement with CDF2 Holdings, LLC, a subsidiary of Cinedigm Digital Cinema Corp (CDF2), whereby CDF2 purchased on the Company’s behalf, and then deployed and licensed back to the Company, digital cinema projection systems (the “systems”) for use by the Company in its theatres. As of September 26, 2019, 642 of the Company’s screens were utilizing the systems under a 10-year master licensing agreement with CDF2. Included in Finance lease right-of-use assets is $45,510,000 related to the digital systems as of September 26, 2019 and December 27, 2018, which is being amortized over the remaining estimated useful life of the assets. Accumulated amortization of the digital systems was $45,279,000 and $40,647,000 as of September 26, 2019 and December 27, 2018, respectively.

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

The Company’s finance lease obligation is being reduced as VPF’s are paid by the film distributors to CDF2. The Company has recorded the reduction of the obligation associated with the payment of VPF’s as a reduction of the interest related to the obligation and the amortization incurred related to the systems, as the payments represent a specific reimbursement of the cost of the systems by the studios. Based on the Company’s expected minimum number of eligible movies to be booked, the Company expects the obligation to be reduced by at least $140,000 within the next 12 months. This reduction will be recognized as an offset to amortization and is expected to offset the majority of the amortization of the systems.

4. Long-Term Debt

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into two interest rate swap agreements on March 1, 2018 covering $50,000,000 of floating rate debt. The first agreement has a notional amount of $25,000,000, expires March 1, 2021, and requires the Company to pay interest at a defined rate of 2.559% while receiving interest at a defined variable rate of one-month LIBOR (2.125% at September 26, 2019). The second agreement has a notional amount of $25,000,000, expires March 1, 2023, and requires the Company to pay interest at a defined rate of 2.687% while receiving interest at a defined variable rate of one-month LIBOR (2.125% at September 26, 2019). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company’s interest rate swap agreements are considered effective and qualify as cash flow hedges. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. As of September 26, 2019, the interest rate swaps were considered highly effective. The fair value of the interest rate swaps on September 26, 2019 and December 27, 2018, respectively, was a liability of $1,441,000 and $205,000, and was included in deferred compensation and other in the consolidated balance sheets. The Company does not expect the interest rate swaps to have a material effect on earnings within the next 12 months.

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

During the 39 weeks ended September 26, 2019, a note that was scheduled to mature in January 2020 with a balance of $14,638,000, was repaid and replaced with borrowings on the Company’s revolving credit facility.

5. Income Taxes

The Company’s effective income tax rate, adjusted for earnings from noncontrolling interests, for the 13 and 39 weeks ended September 26, 2019 was 25.3% and 23.4%, respectively, and was 13.9% and 21.5% for the 13 and 39 weeks ended September 27, 2018, respectively. During the 39 weeks ended September 27, 2018, the Company recorded income tax benefits related to excess tax benefits on share-based compensation as well as reductions in deferred tax liabilities related to tax accounting method changes the Company made subsequent to the Tax Cuts and Jobs Act of 2017. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interests in its income tax expense as the entity is considered a pass-through entity and, as such, the income tax expense or benefit is attributable to its owners.

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

Following is a summary of business segment information for the 13 and 39 weeks ended September 26, 2019 and September 27, 2018 (in thousands):

13 Weeks Ended September 26, 2019	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$136,802	$74,572	$88	$211,462
Operating income (loss)	16,843	10,580	(5,036)	22,387
Depreciation and amortization	13,438	5,451	337	19,226

13 Weeks Ended September 27, 2018	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$95,009	$75,492	$98	$170,599
Operating income (loss)	14,457	12,024	(4,068)	22,413
Depreciation and amortization	9,867	4,616	86	14,569

39 Weeks Ended September 26, 2019	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$414,074	$199,604	$323	$614,001
Operating income (loss)	57,656	11,443	(14,287)	54,812
Depreciation and amortization	37,918	15,050	516	53,484

39 Weeks Ended September 27, 2018	Theatres	Hotels/ Resorts	Corporate Items	Total
Revenues	$333,397	$198,373	$318	$532,088
Operating income (loss)	66,317	15,737	(13,518)	68,536
Depreciation and amortization	28,751	13,890	258	42,899

THE MARCUS CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The third quarter of fiscal 2019 consisted of the 13-week period beginning on June 28, 2019 and ended on September 26, 2019. The third quarter of fiscal 2018 consisted of the 13-week period beginning June 29, 2018 and ended on September 27, 2018. The first three quarters of fiscal 2019 consisted of the 39-week period beginning on December 28, 2018 and ended on September 26, 2019. The first three quarters of fiscal 2018 consisted of the 39-week period beginning December 29, 2017 and ended on September 27, 2018. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

Implementation of New Accounting Standards

During the first quarter of fiscal 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), intended to improve financial reporting related to leasing transactions. ASU No. 2016-02 requires a lessee to recognize a right-of-use (“ROU”) asset and a lease liability for most leases. The new guidance requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from the leases. Leases are now classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of net earnings. ASU No. 2018-11, Leases (Topic 842): Targeted Improvements amended ASU No. 2016-02 and allows entities the option to initially apply Topic 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted the new accounting standard as of the first day of fiscal 2019 using the modified retrospective approach, which results in the cumulative effect of adoption recognized at the date of application, rather than as of the earliest period presented. As a result, no adjustment was made to prior period financial information and disclosures.

In conjunction with the adoption of the new standard, companies were able to elect several practical expedients to aid in the transition to Topic 842. We elected the package of practical expedients which permits us to forego reassessment of our prior conclusions related to lease identification, lease classification and initial direct costs. Topic 842 also provides practical expedients for an entity’s ongoing accounting. We made a policy election not to apply the lease recognition requirements for short-term leases. As a result, we did not recognize right-of-use assets or lease liabilities for short-term leases that qualify for the policy election (those with an initial term of 12 months or less which do not include a purchase or renewal option which is reasonably certain to be exercised), but instead will recognize these lease payments as lease costs on a straight-line basis over the lease term.

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

Overall Results

The following table sets forth revenues, operating income, other income (expense), net earnings and net earnings per common share for the third quarter and first three quarters of fiscal 2019 and fiscal 2018 (in millions, except for per share and variance percentage data):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2019	F2018	Amt.	Pct.	F2019	F2018	Amt.	Pct.
Revenues	$211.5	$170.6	$40.9	24.0%	$614.0	$532.1	$81.9	15.4%
Operating income	22.4	22.4	-	-%	54.8	68.5	(13.7)	-20.0%
Other income (expense)	(3.3)	(3.6)	0.3	7.0%	(10.1)	(11.5)	1.4	12.6%
Net earnings (loss) attributable to noncontrolling interests	(0.1)	-	(0.1)	-637.5%	-	0.1	(0.1)	-34.3%
Net earnings attributable to The Marcus Corp.	$14.3	$16.2	$(1.9)	-12.0%	$34.2	$44.7	$(10.5)	-23.4%

Net earnings per common share – diluted:	$0.46	$0.56	$(0.10)	-17.9%	$1.10	$1.56	$(0.46)	-29.5%

Revenues increased during the third quarter and first three quarters of fiscal 2019 compared to the third quarter and first three quarters of fiscal 2018 due primarily to increased revenues from our theatre division. Operating income (earnings before other income/expense and income taxes) during the third quarter of fiscal 2019 was even with operating income during the third quarter of fiscal 2018, as an increase in theatre division operating income was offset by a decrease in hotels and resorts division operating income and an increase in corporate operating losses. Operating income decreased during the first three quarters of fiscal 2019 compared to the first three quarters of fiscal 2018 due to a decrease in both theatre division and hotels and resorts division operating income and an increase in corporate operating losses. Both of our operating divisions were negatively impacted by nonrecurring expenses during the first three quarters of fiscal 2019. Net earnings attributable to The Marcus Corporation decreased during the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 due primarily to increased income taxes. Net earnings attributable to The Marcus Corporation decreased during the first three quarters of fiscal 2019 compared to the first three quarters of fiscal 2018 due to decreased operating income, partially offset by increased investment income and decreased interest expense and income taxes.

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

The acquisition increased our total number of screens by 23%, resulting in increased revenues from our theatre division during the third quarter and first three quarters of fiscal 2019 compared to the prior year periods. Operating income from our theatre division increased during the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 due primarily to an increase in the average ticket price and concession sales per person from our comparable theatres and an increase in other revenues. Operating income from our theatre division during the fiscal 2019 first three quarters was unfavorably impacted by reduced attendance at our comparable theatres due to a weaker slate of movies during the first three quarters of fiscal 2019 compared to the first three quarters of fiscal 2018, partially offset by increased concession sales per person due to our expanded food and beverage offerings as well as an increase in our average ticket price and other revenues. Acquisition and preopening expenses related to the Movie Tavern acquisition negatively impacted our operating income during the first three quarters of fiscal 2019 by approximately $2.0 million, or $0.05 per diluted common share.

We closed the InterContinental Milwaukee hotel in early January 2019 and began a substantial renovation project that converted this hotel into an experiential arts hotel named Saint Kate® – The Arts Hotel (the “Saint Kate”). The newly renovated hotel reopened during the first week of June 2019 (although a portion of the rooms and food and beverage outlets didn’t fully open until later in the month). Revenues from our hotels and resorts division during the third quarter of fiscal 2019 compared to the prior year period were unfavorably impacted by decreased cost reimbursements and the negative impact of comparing a newly opened independent hotel (i.e. the Saint Kate) to a stabilized branded hotel (i.e. the InterContinental Milwaukee) last year, partially offset by increased room revenues and food and beverage revenues from our other seven owned hotels. Revenues from our hotels and resorts division during the first three quarters of fiscal 2019 compared to the prior year period were unfavorably impacted by the closing of the renovated hotel for nearly six months and the impact of a major renovation at our Hilton Madison hotel during the first half of the year, offset by increased room revenues and food and beverage revenues from our other six owned hotels and increased cost reimbursements from managed hotels during the first three quarters of fiscal 2019 compared to the first three quarters of fiscal 2018. Decreased operating income from our hotels and resorts division during the third quarter and first three quarters of fiscal 2019 compared to the third quarter and first three quarters of fiscal 2018 was entirely due to preopening expenses and initial start-up losses related to the Saint Kate hotel closure and conversion. These costs totaled approximately $1.6 million, or $0.04 per diluted common share, and $5.5 million, or $0.13 per diluted common share, respectively, during the third quarter and first three quarters of fiscal 2019.

Operating losses from our corporate items, which include amounts not allocable to the business segments, increased during the third quarter and first three quarters of fiscal 2019 compared to the third quarter and first three quarters of fiscal 2018 due in part to increased long-term incentive compensation expenses. In addition, our fiscal 2019 third quarter operating loss from our corporate items was negatively impacted by non-recurring items totaling approximately $550,000 related to a depreciation adjustment and a payroll tax audit settlement.

We recognized investment income of $187,000 and $835,000, respectively, during the third quarter and first three quarters of fiscal 2019 compared to investment income of $442,000 and $433,000 during the third quarter and first three quarters of fiscal 2018. Investment income decreased during the third quarter of fiscal 2019 and increased during the first three quarters of fiscal 2019 compared to the same periods last year due to changes in the value of marketable securities.

Our interest expense totaled $2.8 million for the third quarter of fiscal 2019 compared to $3.2 million for the third quarter of fiscal 2018, a decrease of approximately $400,000, or 11.7%. Our interest expense totaled $9.0 million for the first three quarters of fiscal 2019 compared to $10.0 million for the first three quarters of fiscal 2018, a decrease of approximately $1.0 million, or 10.4%. The decrease in interest expense during the third quarter and first three quarters of fiscal 2019 was due to reduced borrowing levels compared to the third quarter and first three quarters of fiscal 2018. Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact our actual reported interest expense in future periods, as would changes in short-term interest rates and changes in the mix between fixed rate debt and variable rate debt in our debt portfolio.

We did not have any significant variations in other expenses, losses on disposition of property, equipment and other assets or net equity earnings (losses) from unconsolidated joint ventures during the third quarter and first three quarters of fiscal 2019 compared to the third quarter and first three quarters of fiscal 2018. The timing of periodic sales and disposals of our property and equipment varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment.

We reported income tax expense for the third quarter and first three quarters of fiscal 2019 of $4.8 million and $10.5 million, respectively, compared to $2.6 million and $12.3 million, respectively, during the third quarter and first three quarters of fiscal 2018. The increase in income tax expense during the third quarter of fiscal 2019 was due in part to the fact that last year we benefitted from reductions in deferred tax liabilities during the third quarter of fiscal 2018 related to tax accounting method changes we made during the quarter. The decrease in income tax expense during the first three quarters of fiscal 2019 was the result of the reduced earnings before income taxes, partially offset by an increased effective income tax rate. Our fiscal 2019 first three quarters effective income tax rate, after adjusting for earnings from noncontrolling interests that are not tax-effected because the entity involved is a tax pass-through entity, was 23.4% and benefitted from excess tax benefits on share-based compensation and nonrecurring adjustments specific to the first three quarters, compared to our fiscal 2018 first three quarters effective income tax rate of 21.5%, which benefited from the reduction in deferred income tax liabilities described above. We continue to anticipate that our effective income tax rate for the remaining quarter of fiscal 2019 will be in the 24-26% range, depending upon the amount of excess tax benefits on share-based compensation that we recognize and excluding any potential changes in federal and state income tax rates. Our actual fiscal 2019 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances. Comparisons of income taxes during our fourth quarter of fiscal 2019 will be negatively impacted by the fact that our fiscal 2018 fourth quarter income tax expense benefitted from additional $1.2 million of reductions in deferred income tax liabilities related to tax accounting method changes completed during the quarter.

The operating results of one majority-owned hotel, The Skirvin Hilton, are included in the hotels and resorts division revenue and operating income during the fiscal 2019 and fiscal 2018 periods, and the after-tax net earnings or loss attributable to noncontrolling interests is deducted from or added to net earnings on the consolidated statements of earnings. We reported net earnings attributable to noncontrolling interests of $46,000 and $70,000, respectively, during the first three quarters of fiscal 2019 and fiscal 2018.

Theatres

The following table sets forth revenues, operating income and operating margin for our theatre division for the third quarter and first three quarters of fiscal 2019 and fiscal 2018 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2019	F2018	Amt.	Pct.	F2019	F2018	Amt.	Pct.
Revenues	$136.8	$95.0	$41.8	44.0%	$414.1	$333.4	$80.7	24.2%
Operating income	16.8	14.5	2.3	16.5%	57.7	66.3	(8.6)	-13.1%
Operating margin (% of revenues)	12.3%	15.2%			13.9%	19.9%

Our theatre division revenues increased during the third quarter and first three quarters of fiscal 2019 compared to the third quarter and first three quarters of fiscal 2018 due to the newly acquired Movie Tavern theatres, increased other revenues and increases in our average ticket price and average concession revenues per person at our comparable theatres, partially offset by the impact of decreased attendance due to a weaker film slate during the first three quarters of fiscal 2019.

Our theatre division operating income increased during the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 due primarily to the impact of the increased revenues described above. Our theatre division operating margin decreased during the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 due primarily to the inclusion of Movie Tavern operating results. Our Movie Tavern theatres will have a lower operating margin than our legacy theatres because all 22 acquired theatres are leased rather than owned (rent expense is generally significantly higher than depreciation expense). In addition, the fact that a larger portion of Movie Tavern revenues are derived from the sale of in-theatre food and beverage will also contribute to lower operating margins, as food and labor costs are generally higher for those items compared to traditional concession items. Our fiscal 2019 third quarter operating margin was also negatively impacted by higher film costs compared to the prior year period due to a change in film mix (discussed below).

Our theatre division operating income and operating margin decreased during the first three quarters of fiscal 2019 compared to the first three quarters of fiscal 2018 due to reduced attendance and revenues at comparable theatres during the first three quarters of fiscal 2019 compared to the first three quarters of fiscal 2018, driven primarily by a weaker film slate during the first quarter of fiscal 2019. Due to the significant investments we have made in our theatres over the last five years, we have higher fixed costs, such as rent, depreciation and amortization, and higher labor expenses, due in part to our increased number of new food and beverage outlets in our theatres. As a result, it is more difficult to remove costs when attendance declines as it did in the first quarter of fiscal 2019, and operating margins are more likely to decline when that happens. Conversely, during periods with a strong film slate, operating margins potentially increase, as that same “leverage” should benefit our theatre division. Our theatre division operating margin also declined during the first three quarters of fiscal 2019 compared to the first three quarters of fiscal 2018 due to the impact of the Movie Tavern theatres described above.

As described above, our operating income and operating margin were also negatively impacted during the first three quarters of fiscal 2019 by approximately $2.0 million of acquisition and preopening expenses related to the Movie Tavern acquisition (approximately $60,000 of which was incurred during the third quarter of fiscal 2019).

The following table provides a further breakdown of the components of revenues for the theatre division for the third quarter and first three quarters of fiscal 2019 and fiscal 2018 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2019	F2018	Amt.	Pct.	F2019	F2018	Amt.	Pct.
Admission revenues	$69.8	$52.4	$17.4	33.1%	$211.8	$185.0	$26.8	14.5%
Concession revenues	57.0	35.5	21.5	60.8%	172.1	123.7	48.4	39.2%
Other revenues	9.8	6.9	2.9	41.9%	29.5	23.6	5.9	25.2%
	136.6	94.8	41.8	44.1%	413.4	332.3	81.1	24.4%
Cost reimbursements	0.2	0.2	-	-0.5%	0.7	1.1	(0.4)	-40.4%
Total revenues	$136.8	$95.0	$41.8	44.0%	$414.1	$333.4	$80.7	24.2%

As described above, on February 1, 2019, we acquired 22 theatres and 208 screens in conjunction with our Movie Tavern acquisition, contributing a large portion of the increase to our admission and concession revenues during the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. The Movie Tavern theatres were responsible for the entire increase to our admission and concession revenues during the first three quarters of fiscal 2019 compared to the first three quarters of fiscal 2018. Excluding the Movie Tavern theatres, admission revenues and concession revenues for comparable theatres increased 6.3% and 9.4%, respectively, during the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. Excluding the Movie Tavern theatres, admission revenues and concession revenues for comparable theatres decreased 5.7% and 1.7%, respectively, during the first three quarters of fiscal 2019 compared to the first three quarters of fiscal 2018.

According to data received from Rentrak (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2019 third quarter and first three quarters results, United States box office receipts (excluding new builds for the top 10 theatre circuits) increased 3.0% during our fiscal 2019 third quarter and decreased 6.2% during our first three quarters of fiscal 2019. As a result, our increase in admission revenues for our comparable theatres outperformed the industry by 3.3 percentage points during the third quarter of fiscal 2019 and our decrease in admission revenues for our comparable theatres outperformed the industry by 0.5 percentage points during the first three quarters of fiscal 2019. Our goal is to continue our past pattern of outperforming the industry, but with the majority of our renovations now completed for our legacy circuit, our ability to do so in any given quarter will likely be partially dependent upon film mix, weather, the competitive landscape in our markets and the impact of local sporting events. A favorable film mix that included family-oriented films and a major horror film (both genres have historically performed very well in our legacy Midwestern markets) likely contributed to our third quarter outperformance. During the first quarter of fiscal 2019, we believe colder and snowier weather in the Midwest negatively impacted the performance of our comparable theatres compared to the U.S. averages, negatively impacting our first three quarters comparisons. As discussed further in our fiscal 2019 first quarter Form 10-Q, we also believe film mix negatively impacted our relative performance versus the nation during the fiscal 2019 first quarter. As a result, our year-to-date performance versus the industry, while positive, is less robust than our third quarter outperformance.

Our average ticket price increased 9.2% and 5.2%, respectively, during the third quarter and first three quarters of fiscal 2019 compared to the third quarter and first three quarters of fiscal 2018, due in part to the addition of Movie Tavern theatres in certain markets where competitive pricing is slightly higher than in our legacy Midwestern markets. Excluding Movie Tavern, our average ticket price at comparable theatres increased 6.2% and 2.8%, respectively, during the third quarter and first three quarters of fiscal 2019 compared to the third quarter and first three quarters of fiscal 2018. At the beginning of the second quarter of fiscal 2019, we implemented selected ticket price increases at certain locations in order to reflect the competitive market in which those theatres operate. In addition, we enacted a modest price increase for our proprietary premium large format (“PLF”) screens and converted our admission ticket pricing to a sales tax additive (or “tax-on-top”) model, consistent with the majority of our competitors. These modest ticket price increases likely had a favorable impact on our average ticket price during the fiscal 2019 periods. The fact that our top performing films during the fiscal 2019 periods performed particularly well in our PLF screens (with a corresponding price premium), and that we have more PLF screens this year than we did the prior year also contributed to our increased average ticket price during the third quarter and first three quarters of fiscal 2019 compared to the prior year periods.

Conversely, we believe that a change in film product mix had a small unfavorable impact on our average ticket price during the third quarter and first three quarters of fiscal 2019 compared to the third quarter and first three quarters of fiscal 2018. Two of our top three performing films during the third quarter and first three quarters of fiscal 2019, The Lion King and Toy Story 4 were films that generally appeal to a younger audience (resulting in a higher percentage of lower-priced children’s tickets sold), negatively impacting our average ticket price during the third quarter and first three quarters of fiscal 2019 compared to the prior year, when only one of our top five films (Incredibles 2) was aimed at a younger audience. A similar film mix change in our fiscal 2019 first quarter (more films aimed at a younger audience than the prior year) also negatively impacted our average ticket price comparison for the first three quarters of fiscal 2019 compared to the first three quarters of fiscal 2018. The overall net increase in average ticket price favorably impacted our admission revenues of our comparable theatres by approximately $3.2 million and $4.7 million, respectively, during the third quarter and first three quarters of fiscal 2019 compared to the third quarter and first three quarters of fiscal 2018.

Our concession revenues increased during the third quarter and first three quarters of fiscal 2019 compared to the third quarter and first three quarters of fiscal 2018 due to the addition of new Movie Tavern theatres and an increase in our average concession revenues per person, partially offset by decreased attendance at comparable theatres during the first three quarters of fiscal 2019. Our average concession revenues per person increased by 31.8% and 28.0%, respectively, during the third quarter and first three quarters of fiscal 2019 compared to the third quarter and first three quarters of fiscal 2018, due in large part to the addition of the Movie Tavern theatres. Excluding Movie Tavern, our average concession revenues per person at comparable theatres increased 9.3% and 7.3%, respectively, during the third quarter and first three quarters of fiscal 2019 compared to the third quarter and first three quarters of fiscal 2018. The increase in our average concession revenues per person contributed approximately $3.2 million and $8.0 million to our comparable theatre concession revenues during the third quarter and first three quarters of fiscal 2019 compared to the third quarter and first three quarters of fiscal 2018.

A change in concession product mix, including increased sales of non-traditional food and beverage items from our increased number of Take Five LoungeSM, Zaffiro’s® Express, Reel Sizzle® and in-theatre dining outlets were the primary reasons for our increased average concession sales per person during the fiscal 2019 periods. Conversely, we believe that the above-described change in film product mix during the third quarter and first three quarters of fiscal 2019 may have slightly reduced the growth of our overall average concession sales per person during the fiscal 2019 periods, as family-oriented and animated films such as the films in our top three films during the third quarter of fiscal 2019 identified above tend not to contribute to sales of non-traditional food and beverage items as much as adult-oriented films. We expect the recently-acquired Movie Tavern theatres will continue to have a significant (20% or more) favorable impact on our overall average concession sales per person, as the average concession sales per person at these dine-in theatres are, on average, more than double the average concession sales per person we generally achieve at our theatres that do not offer a dine-in option.

Other revenues increased by approximately $2.9 million and $5.9 million, respectively, during the third quarter and first three quarters of fiscal 2019 compared to the third quarter and first three quarters of fiscal 2018. These increases were primarily due to internet surcharge ticketing fees and preshow advertising income from our new Movie Tavern locations.

Total theatre attendance increased 22.0% and 8.7%, respectively, during the third quarter and first three quarters of fiscal 2019 compared to the third quarter and first three quarters of fiscal 2018. Excluding Movie Tavern, comparable theatre attendance increased 0.2% during the third quarter of fiscal 2019, and decreased 8.2% during the first three quarters of fiscal 2019. The decrease in attendance at comparable theatres during the first three quarters of fiscal 2019 was due primarily to a weaker film slate during the first half of fiscal 2019. Attendance and admission revenues increased during July and September 2019 and decreased during August 2019 compared to the prior year periods.

Our highest grossing films during the fiscal 2019 third quarter included The Lion King, Spider-Man: Far From Home, Toy Story 4, It Chapter Two and Fast and Furious Presents: Hobbs & Shaw. The film slate during the third quarter of fiscal 2019 was weighted significantly more towards blockbuster movies compared to the prior year, as evidenced by the fact that our top five films during our fiscal 2019 third quarter accounted for 57% of our total box office results, compared to 38% for the top five films during the third quarter of fiscal 2018, both expressed as a percentage of the total admission revenues for the period. This increased reliance on blockbuster films during the fiscal 2019 third quarter had the effect of increasing our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts.

Movie Tavern performance to date has generally met our expectations, after adjusting for the weaker film slate in 2019 thus far, and the integration is progressing on schedule. We introduced our popular $5 Tuesday movie program at these locations, as well as other promotional and marketing initiatives, immediately following our acquisition. During the second quarter of fiscal 2019, we introduced our Magical Movie Rewards® loyalty program at all Movie Tavern locations. Data available to us for prior year performance of the Movie Tavern theatres indicates that these theatres have outperformed the national box office on a relative basis by an increasing percentage during each of the first, second and third quarters of fiscal 2019 compared to the same periods of fiscal 2018 – an indication that our programs are having an impact on their performance.

Film product performance for the fourth quarter of fiscal 2019 has started off slightly worse than the same period of fiscal 2018. Top performing films during this period-to-date included Joker, The Addams Family, Maleficent: Mistress of Evil and Terminator: Dark Fate. Other films scheduled to be released during the fiscal 2019 fourth quarter that may generate substantial box office interest include Doctor Sleep, Ford V. Ferrari, Frozen II, A Beautiful Day in the Neighborhood, Jumanji: The Next Level and Cats. The most anticipated film during the fourth quarter of fiscal 2019 is Star Wars: The Rise of Skywalker, which will mark the end of the most recent trilogy. Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD. These are factors over which we have no control.

Comparisons of theatre division operating income during the fourth quarter of fiscal 2019 to the prior year will benefit from the fact that we incurred approximately $1.7 million in acquisition and preopening expenses during the fourth quarter of fiscal 2018 related to the Movie Tavern acquisition.

We ended the third quarter of fiscal 2019 with a total of 1,092 company-owned screens in 89 theatres and 6 managed screens in one theatre, compared to 884 company-owned screens in 67 theatres and 6 managed screens in one theatre at the end of the third quarter of fiscal 2018. In addition to the screens added due to the Movie Tavern acquisition, we opened one new UltraScreen DLX® at an existing Marcus Wehrenberg theatre during the first quarter of fiscal 2019. During our fiscal 2019 second quarter, we completed the addition of DreamLoungerSM recliner seating to three Movie Tavern theatres and early in our fiscal 2019 fourth quarter, we completed the addition of DreamLoungers to another Movie Tavern theatre and another Marcus Wehrenberg theatre. We converted 11 Movie Tavern auditoriums to our SuperScreen DLX® concept during the second quarter of fiscal 2019 and converted 9 Movie Tavern auditoriums and one Marcus Wehrenberg auditorium to our SuperScreen DLX concept during the third quarter of fiscal 2019. We expect to convert three additional auditoriums to our proprietary PLF concepts during the fourth quarter of fiscal 2019, including two Movie Tavern auditoriums. We also opened a new eight-screen Movie Tavern by Marcus theatre in Brookfield, Wisconsin early in our fiscal 2019 fourth quarter which includes DreamLounger recliner seating and one SuperScreen DLX auditorium.

Hotels and Resorts

The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the third quarter and first three quarters of fiscal 2019 and fiscal 2018 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2019	F2018	Amt.	Pct.	F2019	F2018	Amt.	Pct.
Revenues	$74.6	$75.5	$(0.9)	-1.2%	$199.6	$198.4	$1.2	0.6%
Operating income	10.6	12.0	(1.4)	-12.0%	11.4	15.7	(4.3)	-27.3%
Operating margin (% of revenues)	14.2%	15.9%			5.7%	7.9%

The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the third quarter and first three quarters of fiscal 2019 and fiscal 2018 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2019	F2018	Amt.	Pct.	F2019	F2018	Amt.	Pct.
Room revenues	$34.2	$34.5	$(0.3)	-0.8%	$81.3	$84.2	$(2.9)	-3.5%
Food/beverage revenues	20.2	19.3	0.9	4.3%	54.6	54.0	0.6	1.1%
Other revenues	13.0	12.8	0.2	1.4%	36.4	35.5	0.9	2.6%
	67.4	66.6	0.8	1.1%	172.3	173.7	(1.4)	-0.8%
Cost reimbursements	7.2	8.9	(1.7)	-18.7%	27.3	24.7	2.6	10.7%
Total revenues	$74.6	$75.5	$(0.9)	-1.2%	$199.6	$198.4	$1.2	0.6%

Division revenues decreased during the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 due entirely to variations in cost reimbursements from managed properties. Division revenues increased during the first three quarters of fiscal 2019 compared to the first three quarters of fiscal 2018 due in part to an increase in cost reimbursements, partially offset by the fact that the former InterContinental Milwaukee hotel was closed during the majority of the first six months of fiscal 2019 as it underwent a major renovation that converted this hotel into the Saint Kate. The newly renovated hotel reopened during the first week of June 2019 (although a portion of the rooms and food and beverage outlets didn’t fully open until later in the month). Excluding this hotel and cost reimbursements from managed properties, total revenues during the third quarter and first three quarters of fiscal 2019 increased by 1.7% and 2.7%, respectively, compared to the third quarter and first three quarters of fiscal 2018, due primarily to increased room revenues and food and beverage revenues at our seven other owned hotels and resorts.

Room revenues decreased during the third quarter and first three quarters of fiscal 2019 compared to the third quarter and first three quarters of fiscal 2018 due entirely to the closing of the InterContinental hotel and its reopening as a new independent hotel, partially offset by increased revenue per available room, or RevPAR, at our remaining seven company-owned hotels. Excluding the Saint Kate, room revenues during the third quarter and first three quarters of fiscal 2019 increased by 0.7% and 1.1%, respectively, compared to the third quarter and first three quarters of fiscal 2018, despite the fact that our Hilton Madison hotel was undergoing a major renovation during the first half of fiscal 2019 that negatively impacted our overall room revenues. Food and beverage revenues increased during the third quarter and first three quarters of fiscal 2019 compared to the third quarter and first three quarters of fiscal 2018 despite having a closed hotel for most of the first half of fiscal 2019. Excluding the Saint Kate, food and beverage revenues during the third quarter and first three quarters of fiscal 2019 increased by 3.0% and 4.0%, respectively, compared to the third quarter and first three quarters of fiscal 2018, due primarily to increased banquet and catering revenues, and once again despite the negative impact from our Hilton Madison hotel while it was under renovation. Other revenues increased during the first three quarters of fiscal 2019 compared to the first three quarters of fiscal 2018 due in part to increased management fees and revenues from our laundry facility. Cost reimbursements also increased during the first three quarters of fiscal 2019 compared to the first three quarters of fiscal 2018 due to an increase in the number of management contracts in this division.

Our hotels and resorts division operating income decreased and operating margin declined during the third quarter and first three quarters of fiscal 2019 compared to the third quarter and first three quarters of fiscal 2018 due entirely to $1.6 million and $5.5 million, respectively, of preopening expenses and initial startup losses related to the closing and conversion of the InterContinental Milwaukee hotel into the Saint Kate. We also had approximately $500,000 of additional depreciation and amortization attributable to this hotel during the third quarter and first three quarters of fiscal 2019 due to the new investment made at this property. Excluding this hotel, our fiscal 2019 third quarter and first three quarters operating income would have improved by approximately $700,000, or 6%, during the third quarter of fiscal 2019 and $1.8 million, or 11%, during the first three quarters of fiscal 2019, both compared to the prior year periods. Again excluding this hotel, our operating margin was 18.1% and 9.9%, respectively, during the third quarter and first three quarters of fiscal 2019 compared to 17.2% and 8.8%, respectively, during the third quarter and first three quarters of fiscal 2018. This same-hotel improvement can be attributed to increased revenues and a continued focus on cost controls and operating efficiency and was achieved despite the fact that the renovation at the Hilton Madison hotel negatively impacted our operating results during the fiscal 2019 periods.

Initial guest and community reaction to the new Saint Kate hotel has been very favorable. As an independent hotel, we expect that it will take a period of time for this hotel to ramp up, particularly with group business, and as a result, it is likely that our fiscal 2019 fourth quarter comparisons of Saint Kate to a stabilized branded hotel during the prior year will once again be unfavorable. We believe that over time, the Saint Kate will achieve a higher average daily room rate than the hotel it replaced, ultimately outperforming the previous hotel.

The following table sets forth certain operating statistics for the third quarter and first three quarters of fiscal 2019 and fiscal 2018, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	Third Quarter(1)					First Three Quarters(1)
			Variance					Variance
	F2019	F2018	Amt.		Pct.	F2019	F2018	Amt.		Pct.
Occupancy pct.	83.0%	83.5%	-0.5	pts	-0.6%	75.2%	75.7%	-0.5	pts	-0.6%
ADR	$172.12	$170.06	$2.06		1.2%	$155.91	$153.47	$2.44		1.6%
RevPAR	$142.84	$142.03	$0.81		0.6%	$117.19	$116.09	$1.10		0.9%

(1)	These operating statistics represent averages of our seven distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort. The statistics exclude the former InterContinental Milwaukee hotel (now the Saint Kate), as this hotel was closed for the majority of the first half of fiscal 2019 and was not comparable to the prior year stabilized branded hotel during the third quarter of fiscal 2019.

RevPAR increased at the three largest of our seven comparable company-owned properties during both the third quarter and first three quarters of fiscal 2019 compared to the third quarter and first three quarters of fiscal 2018. As noted above, our Hilton Madison hotel was undergoing a major renovation during the first half of fiscal 2019, negatively impacting our overall operating statistics. Excluding the Hilton Madison, our remaining six comparable company-owned hotels experienced a RevPAR increase of 2.8% during the first three quarters of fiscal 2019 compared to the prior year period. According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2019 third quarter and first three quarters results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 1.4% and 1.0%, respectively, during our fiscal 2019 third quarter and first three quarters compared to the same periods last year. Data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced an increase in RevPAR of 3.2% and 3.6%, respectively, during our third quarter and first three quarters of fiscal 2019 compared to the fiscal 2018 comparable periods.

An increase in group business at several of our hotels during the fiscal 2019 third quarter compared to the prior year period contributed to our increased RevPAR performance for our comparable company-owned hotels. The increase in group business also accounted for the majority of the increase in banquet and catering revenues described above.

Our comparable hotel RevPAR growth of 0.6% and 0.9% during the third quarter and first three quarters of fiscal 2019 compared to the third quarter and first three quarters of fiscal 2018 was entirely the result of an increase in our comparable ADR. Four of our seven comparable company-owned hotels (including the Hilton Madison, but excluding the Saint Kate) reported increased ADR during the third quarter and first three quarters of fiscal 2019 compared to the third quarter and first three quarters of fiscal 2018.

Looking to future periods, although our company-owned hotels experienced a slight decrease in group bookings during the third quarter of fiscal 2019 compared to the same period last year, our group room revenue bookings for future periods in fiscal 2019 and fiscal 2020 - commonly referred to in the hotels and resorts industry as “group pace” - is running ahead of our group room revenue bookings for future periods last year at this time. Banquet and catering revenue pace for future periods in fiscal 2019 and fiscal 2020 is also currently ahead of where we were last year at this same time.

Nationally, the pace of RevPAR growth has been declining over the past several years and many published reports by those who closely follow the hotel industry suggest that the United States lodging industry will experience very limited overall growth in RevPAR in calendar 2019 and calendar 2020, with some markets possibly experiencing small declines. Whether the relatively positive trends in the lodging industry over the last several years will continue depends in large part on the economic environment, as hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product. We also continue to monitor hotel supply in our markets, as increased supply without a corresponding increase in demand may have a negative impact on our results. Several of our markets, including Oklahoma City, Oklahoma, Chicago, Illinois and Milwaukee, Wisconsin, have experienced an increase in room supply over the past several years that may be an impediment to any substantial increases in ADR in the near term. We believe that our hotels are less impacted by additional room supply than other hotels in the markets in which we compete, particularly in the Milwaukee market, due in large part to recent renovations that we have made to our hotels. Milwaukee was recently awarded the Democratic National Convention in the summer of 2020, which we believe will not only favorably impact that future year’s results (group pace is up significantly for 2020), but has the potential to have a positive long-term impact on the overall market. Overall, we generally expect our revenue trends to track or exceed the overall industry trends, particularly in our respective markets.

Our hotels and resorts division operating results during the first three quarters of fiscal 2019 benefited from three management contracts added during fiscal 2018 – the Murieta Inn and Spa in Rancho Murieta, California (added January 2018), along with the DoubleTree by Hilton Hotel El Paso Downtown (added April 2018) and Courtyard by Marriott El Paso Downtown/Convention Center (added August 2018), both in El Paso, Texas. In addition, on April 1, 2019, we assumed management of the Hyatt Regency Schaumburg hotel in Schaumburg, Illinois. This 468-room hotel recently completed a $15 million renovation and offers upscale accommodations, robust amenities and more than 30,000 square feet of indoor and outdoor meeting and event space, including a 3,100 square foot starlit terrace. This is our first Hyatt-branded hotel under management. Conversely, in May 2019, we ceased managing the Heidel House Resort & Spa in Green Lake, Wisconsin, after the owners of this resort decided to close this property permanently. Early in our fiscal 2019 third quarter, the owners of the Sheraton Chapel Hill Hotel in Chapel Hill, North Carolina sold the hotel, and as a result our contract to manage this hotel was terminated. As of the date of this filing, our current portfolio of hotels and resorts includes 20 owned and managed properties across the country.

Comparisons of hotels and resorts division operating income during the fourth quarter of fiscal 2019 to the prior year same period will benefit from the fact that we incurred approximately $500,000 of preopening expenses and $3.7 million in accelerated depreciation during the fourth quarter of fiscal 2018 related to the conversion of the InterContinental Milwaukee hotel to the Saint Kate. Conversely, as described above, we anticipate that we may incur additional initial start-up losses at the Saint Kate of approximately $1 million during the fourth quarter of fiscal 2019 compared to the results last year of the stabilized branded hotel that it replaced, negatively impacting fiscal 2019 fourth quarter operating income comparisons to the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously-noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of approximately $110 million of unused credit lines as of the end of our fiscal 2019 third quarter, will be adequate to support the ongoing operational liquidity needs of our businesses during the remainder of fiscal 2019.

Financial Condition

Net cash provided by operating activities totaled $86.0 million during the first three quarters of fiscal 2019, compared to $77.1 million during the first three quarters of fiscal 2018. The $8.9 million increase in cash provided by operating activities was due primarily to the favorable timing in the payment of accounts payable and the collection of other assets, partially offset by the unfavorable timing in the payment of income taxes and other accrued liabilities during the first three quarters of fiscal 2019.

Net cash used in investing activities during the first three quarters of fiscal 2019 totaled $86.2 million, compared to $46.1 million during the first three quarters of fiscal 2018. The increase in net cash used in investing activities of $40.1 million was primarily the result of the $30.3 million cash consideration in the Movie Tavern acquisition and an increase in capital expenditures. We did not incur any acquisition-related capital expenditures during the first three quarters of fiscal 2018. An increase in other assets primarily related to development expenditures of a previously-described new theatre (that will subsequently be reimbursed by the landlord) also contributed to the increase in net cash used in investing activities during the first three quarters of fiscal 2019 compared to the first three quarters of fiscal 2018. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $50.1 million during the first three quarters of fiscal 2019 compared to $45.1 million during the first three quarters of fiscal 2018.

Fiscal 2019 first three quarters cash capital expenditures included approximately $21.8 million incurred in our theatre division, including costs associated with the addition of DreamLounger recliner seating and new UltraScreen and SuperScreen DLX auditoriums to existing theatres. We also incurred capital expenditures in our hotels and resorts division during the first three quarters of fiscal 2019 of approximately $28.3 million, consisting primarily of costs associated with the renovation of the Saint Kate and Hilton Madison hotels, as well as normal maintenance capital projects at our other properties. Fiscal 2018 first three quarters cash capital expenditures included approximately $37.0 million incurred in our theatre division, including costs associated with the addition of DreamLounger recliner seating, new UltraScreen and SuperScreen DLX auditoriums and new Zaffiro’s Express and Take Five Lounge outlets to existing theatres. We also incurred capital expenditures in our hotels and resorts division during the first three quarters of fiscal 2018 of approximately $8.1 million, consisting primarily of normal maintenance capital projects.

Net cash used in financing activities during the first three quarters of fiscal 2019 totaled $9.2 million, compared to $39.1 million during the first three quarters of fiscal 2018. We used excess cash during both periods to reduce our borrowings under our revolving credit facility. As short-term borrowings became due, we replaced them as necessary with new short-term borrowings. We also used borrowings from our revolving credit facility to fund the cash consideration in the Movie Tavern acquisition. As a result, we added $246.0 million of new short-term borrowings and we made $215.0 million of repayments on short-term borrowings during the first three quarters of fiscal 2019 (net increase in borrowings on our credit facility of $31.0 million) compared to $159.0 million of new short-term borrowings and $177.0 million of repayments on short-term borrowings made during the first three quarters of fiscal 2018 (net decrease in borrowings on our credit facility of $18.0 million).

We did not issue any new long-term debt during either the first three quarters of fiscal 2019 or fiscal 2018. Principal payments on long-term debt were $24.2 million during the first three quarters of fiscal 2019 and included the repayment of a $14.6 million mortgage note on a hotel, compared to payments of $11.7 million during the first three quarters of fiscal 2018. Our debt-to-capitalization ratio (excluding our finance and operating lease obligations) was 0.28 at September 26, 2019, compared to 0.33 at December 27, 2018.

We repurchased approximately 30,000 shares of our common stock for approximately $1.1 million in conjunction with the exercise of stock options during the first three quarters of fiscal 2019, compared to 83,000 shares repurchased for approximately $2.9 million in conjunction with the exercise of stock options during the first three quarters of fiscal 2018. As of September 26, 2019, approximately 2.8 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. We expect that we will execute any future repurchases on the open market or in privately-negotiated transactions, depending upon a number of factors, including prevailing market conditions.

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

Dividend payments during the first three quarters of fiscal 2019 totaled $14.5 million compared to dividend payments of $12.3 million during the first three quarters of fiscal 2018. The increase in dividend payments was the result of an increased number of outstanding shares and a 6.7% increase in our regular quarterly dividend payment rate initiated in March 2019.

We believe our total capital expenditures for fiscal 2019 will be approximately $60-$70 million, barring our pursuance of any growth opportunities that could arise in the remaining months and depending upon the timing of our payments on several of the various projects incurred by our two divisions. Some of the payments on projects undertaken during fiscal 2019 may carry over to fiscal 2020. The actual timing and extent of the implementation of all of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends, and the availability of attractive opportunities. It is likely that our plans will continue to evolve and change in response to these and other factors.

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

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2018. No material change to such risk factors has occurred during the 39 weeks ended September 26, 2019.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
June 28 – July 25	10,783	$32.85	10,783	2,760,050
July 26 – August 29	3,489	35.35	3,489	2,756,561
August 30 – September 26	—	—	—	2,756,561

Total	14,272	$33.46	14,272	2,756,561

(1)	Through September 26, 2019, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of September 26, 2019, we had repurchased approximately 8.9 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from The Marcus Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2019 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: November 5, 2019	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: November 5, 2019	By:	/s/ Douglas A. Neis
Douglas A. Neis
Executive Vice President, Chief Financial Officer and Treasurer

S-1