Form 10-Q
period 2020-03-26
MARCUS CORP
filed 2020-05-12
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2020

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

Yes	⌧	No	◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	⌧	No	◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check One).

Large accelerated filer	⌧	Accelerated filer	☐
Non-accelerated filer	◻	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK OUTSTANDING AT MAY 1, 2020 – 23,131,830

CLASS B COMMON STOCK OUTSTANDING AT MAY 1, 2020 – 7,925,254

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by The Marcus Corporation (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 5, 2020, the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 26, 2020 (the “Form 10-Q”), was delayed due to circumstances related to novel coronavirus outbreak (the “COVID-19 pandemic”). Due to the COVID-19 pandemic and measures taken to limit the spread of the COVID-19 pandemic, the Company’s operations and business have experienced significant disruptions. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for its employees, including the temporary closure of its corporate headquarters, and having employees work remotely, which slowed the Company’s routine quarterly financial statement close process. At the same time, the COVID-19 pandemic has resulted in unprecedented operational challenges for the exhibition industry and the hospitality industry generally and the Company in particular. These operational challenges have increased the required disclosures for the Form 10-Q, which in turn increased the difficulty of the Company’s implementation of inline eXtensible Business Reporting Language requirements. The Company was therefore unable to file the Form 10-Q on its customary schedule. The Company relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, SEC Release No. 34-88465, dated March 25, 2020, to delay the filing of this Form 10-Q.

THE MARCUS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

	March 26,	December 26,
(in thousands, except share and per share data)	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$126,472	$20,862
Restricted cash	4,795	4,756
Accounts receivable, net of reserves of $998 and $762, respectively	14,765	29,465
Refundable income taxes	10,438	5,916
Other current assets	16,857	18,265
Total current assets	173,327	79,264

Property and equipment:
Land and improvements	152,692	152,434
Buildings and improvements	761,991	761,511
Leasehold improvements	164,873	164,083
Furniture, fixtures and equipment	379,759	377,404
Finance lease right-of-use assets	74,382	74,357
Construction in progress	8,061	4,043
Total property and equipment	1,541,758	1,533,832
Less accumulated depreciation and amortization	629,490	610,578
Net property and equipment	912,268	923,254

Operating lease right-of-use assets	244,468	243,855

Other assets:
Investments in joint ventures	3,538	3,595
Goodwill	75,258	75,282
Other	32,527	33,936
Total other assets	111,323	112,813

TOTAL ASSETS	$1,441,386	$1,359,186

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

	March 26,	December 26,
(in thousands, except share and per share data)	2020	2019

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,178	$49,370
Taxes other than income taxes	15,844	20,613
Accrued compensation	17,098	18,055
Other accrued liabilities	50,507	61,134
Current portion of finance lease obligations	2,438	2,571
Current portion of operating lease obligations	15,386	13,335
Current maturities of long-term debt	9,977	9,910
Total current liabilities	138,428	174,988

Finance lease obligations	20,302	20,802

Operating lease obligations	238,010	232,111

Long-term debt	345,206	206,432

Deferred income taxes	45,771	48,262

Deferred compensation and other	55,281	55,133

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	─	─
Common Stock, $1 par; authorized 50,000,000 shares; issued 23,264,259 shares at March 26, 2020 and 23,253,744 shares at December 26, 2019	23,264	23,254
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 7,925,254 shares at March 26, 2020 and 7,935,769 shares at December 26, 2019	7,926	7,936
Capital in excess of par	146,694	145,549
Retained earnings	437,387	461,884
Accumulated other comprehensive loss	(13,195)	(12,648)
	602,076	625,975
Less cost of Common Stock in treasury (133,363 shares at March 26, 2020 and 242,853 shares at December 26, 2019)	(3,563)	(4,540)
Total shareholders' equity attributable to The Marcus Corporation	598,513	621,435
Noncontrolling interest	(125)	23
Total equity	598,388	621,458

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,441,386	$1,359,186

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings (Loss)

	13 Weeks Ended
(in thousands, except per share data)	March 26, 2020	March 28, 2019

Revenues:
Theatre admissions	$55,395	$58,969
Rooms	16,989	18,938
Theatre concessions	45,930	47,155
Food and beverage	13,614	15,783
Other revenues	18,776	20,829
	150,704	161,674
Cost reimbursements	8,756	8,365
Total revenues	159,460	170,039

Costs and expenses:
Theatre operations	54,016	56,378
Rooms	9,655	9,035
Theatre concessions	22,211	17,269
Food and beverage	14,465	13,609
Advertising and marketing	5,390	4,910
Administrative	17,732	17,859
Depreciation and amortization	19,033	15,985
Rent	6,954	5,403
Property taxes	6,029	5,393
Other operating expenses	8,707	10,883
Impairment charges	8,712	—
Reimbursed costs	8,756	8,365
Total costs and expenses	181,660	165,089

Operating income (loss)	(22,200)	4,950

Other income (expense):
Investment income (loss)	(695)	473
Interest expense	(2,516)	(3,059)
Other expense	(590)	(480)
Gain (loss) on disposition of property, equipment and other assets	(12)	7
Equity losses from unconsolidated joint ventures, net	(57)	(84)
	(3,870)	(3,143)

Earnings (loss) before income taxes	(26,070)	1,807
Income taxes	(6,570)	13
Net earnings (loss)	(19,500)	1,794
Net loss attributable to noncontrolling interests	(148)	(66)
Net earnings (loss) attributable to The Marcus Corporation	$(19,352)	$1,860

Net earnings (loss) per share - basic:
Common Stock	$(0.64)	$0.06
Class B Common Stock	$(0.58)	$0.06

Net earnings (loss) per share - diluted:
Common Stock	$(0.64)	$0.06
Class B Common Stock	$(0.58)	$0.06

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

	13 Weeks Ended
(in thousands)	March 26, 2020	March 28, 2019

Net earnings (loss)	$(19,500)	$1,794

Other comprehensive income (loss), net of tax:

Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $65 and $30, respectively	183	79

Fair market value adjustment of interest rate swaps, net of tax benefit of $288 and $142, respectively	(814)	(386)

Reclassification adjustment on interest rate swaps included in interest expense, net of tax effect of $31 and $4, respectively	84	10

Other comprehensive loss	(547)	(297)

Comprehensive income (loss)	(20,047)	1,497

Comprehensive loss attributable to noncontrolling interests	(148)	(66)

Comprehensive income (loss) attributable to The Marcus Corporation	$(19,899)	$1,563

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	13 Weeks Ended
(in thousands)	March 26, 2020	March 28, 2019

OPERATING ACTIVITIES:
Net earnings (loss)	$(19,500)	$1,794
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on investments in joint ventures	57	84
Distributions from joint ventures	—	200
(Gain) loss on disposition of property, equipment and other assets	12	(7)
Impairment charges	8,712	—
Depreciation and amortization	19,033	15,985
Amortization of debt issuance costs	49	71
Share-based compensation	988	777
Deferred income taxes	(2,275)	(1)
Deferred compensation and other	(348)	(16)
Contribution of the Company’s stock to savings and profit-sharing plan	1,315	1,181
Changes in operating assets and liabilities:
Accounts receivable	14,700	5,355
Other assets	1,408	(970)
Operating leases	2,342	(281)
Accounts payable	(22,047)	(3,354)
Income taxes	(4,522)	101
Taxes other than income taxes	(4,769)	(1,703)
Accrued compensation	(957)	(2,816)
Other accrued liabilities	(10,816)	(8,380)
Total adjustments	2,882	6,226
Net cash provided by (used in) operating activities	(16,618)	8,020

INVESTING ACTIVITIES:
Capital expenditures	(9,978)	(13,724)
Purchase of theatres, net of cash acquired and working capital assumed	—	(29,626)
Proceeds from disposals of property, equipment and other assets	3	9
Other investing activities	(206)	(2,745)
Net cash used in investing activities	(10,181)	(46,086)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	188,000	73,000
Repayment of borrowings on revolving credit facility	(49,000)	(38,000)
Principal payments on long-term debt	(177)	(217)
Debt issuance costs	(414)	—
Principal payments on finance lease obligations	(635)	(587)
Equity transactions:
Treasury stock transactions, except for stock options	(226)	(381)
Exercise of stock options	45	454
Dividends paid	(5,145)	(4,816)
Distributions to noncontrolling interest	—	(60)
Net cash provided by financing activities	132,448	29,393

Net increase (decrease) in cash, cash equivalents and restricted cash	105,649	(8,673)
Cash, cash equivalents and restricted cash at beginning of period	25,618	21,927
Cash, cash equivalents and restricted cash at end of period	$131,267	$13,254

Supplemental Information:
Interest paid, net of amounts capitalized	$2,970	$3,754
Income taxes (paid) refunded	(226)	88
Change in accounts payable for additions to property, equipment and other assets	(145)	1,165

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE 13 WEEKS ENDED MARCH 26, 2020

1. General

Basis of Presentation - The unaudited consolidated financial statements for the 13 weeks ended March 26, 2020 and March 28, 2019 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at March 26, 2020, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2019.

Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 26, 2019, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.

Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $19,034,000 and $15,955,000 for the 13 weeks ended March 26, 2020 and March 28, 2019, respectively.

Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. This includes quantitative and qualitative factors, including evaluating the historical actual operating performance of the long-lived assets and assessing the potential impact of recent events and transactions impacting the long-lived assets. If such indicators are present, the Company determines if the long-lived assets are recoverable by assessing whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. If the long-lived assets are not recoverable, the Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. During the 13 weeks ended March 26, 2020, the Company determined that indicators of impairment were present. As such the Company evaluated the value of its property and equipment and the value of its operating lease right-of-use assets and recorded an impairment charge as discussed in Note 3.

Goodwill – The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performs its annual impairment test on the last day of its fiscal year. Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level. When reviewing goodwill for impairment, the Company considers the amount of excess fair value over the carrying value of the reporting unit, the period of time since its last quantitative test, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, the Company assesses numerous factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying value. Examples of qualitative factors that the Company assesses include its share price, its financial performance, market and competitive factors in its industry, and other events specific to the reporting unit. If the Company concludes that it is more likely than not that the fair value of its reporting unit is less than it carrying value, the Company performs a quantitative impairment test by comparing the carrying value of the reporting unit to the estimated fair value.

During the 13 weeks ended March 26, 2020, the Company determined that indicators of impairment were present and performed a quantitative test. In order to determine fair value, the Company used assumptions based on information available to it as of March 26, 2020, including both market data and forecasted future cash flows. The Company then used this information to determine fair value. The Company determined that the fair value of the Company's goodwill was greater than its carrying value. As such, no impairment was identified.

Trade Name Intangible Asset – The Company recorded a trade name intangible asset in conjunction with the Movie Tavern acquisition (See Note 4) that was determined to have an indefinite life. The Company reviews its trade name intangible asset for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. During the 13 weeks ended March 26, 2020, indicators of impairment were present and the Company recorded an impairment charge of $2,200,000 (see Note 3 for further detail).

Earnings (Loss) Per Share - Net earnings (loss) per share (EPS) of Common Stock and Class B Common Stock is computed using the two class method. Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options using the treasury method. Convertible Class B Common Stock is reflected on an if-converted basis. The computation of the diluted net earnings (loss) per share of Common Stock assumes the conversion of Class B Common Stock, while the diluted net earnings (loss) per share of Class B Common Stock does not assume the conversion of those shares.

Holders of Common Stock are entitled to cash dividends per share equal to 110% of all dividends declared and paid on each share of Class B Common Stock. As such, the undistributed earnings (losses) for each period are allocated based on the proportionate share of entitled cash dividends. The computation of diluted net earnings (loss) per share of Common Stock assumes the conversion of Class B Common Stock and, as such, the undistributed earnings (losses) are equal to net earnings (loss) for that computation.

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings (loss) per share for net earnings (loss) and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended
	March 26, 2020	March 28, 2019
	(in thousands, except per share data)
Numerator:
Net earnings (loss) attributable to The Marcus Corporation	$(19,352)	$1,860
Denominator:
Denominator for basic EPS	30,975	29,883
Effect of dilutive employee stock options	—	616
Denominator for diluted EPS	30,975	30,499
Net earnings (loss) per share - basic:
Common Stock	$(0.64)	$0.06
Class B Common Stock	$(0.58)	$0.06
Net earnings (loss) per share - diluted:
Common Stock	$(0.64)	$0.06
Class B Common Stock	$(0.58)	$0.06

For the periods when the Company reports a net loss, the computation of diluted loss per share equals the computation of basic loss per share since common stock equivalents are dilutive due to the net loss.

Shareholders’ Equity - Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interests for the 13 weeks ended March 26, 2020 and March 28, 2019 was as follows (in thousands, except per share data):

							Shareholders’
							Equity
					Accumulated		Attributable
		Class B	Capital		Other		to The	Non-
	Common	Common	in Excess	Retained	Comprehensive	Treasury	Marcus	controlling	Total
	Stock	Stock	of Par	Earnings	Loss	Stock	Corporation	Interests	Equity
BALANCES AT DECEMBER 26, 2019	$23,254	$7,936	$145,549	$461,884	$(12,648)	$(4,540)	$621,435	$23	$621,458
Cash Dividends:
$.15 Class B Common Stock	—	—	—	(1,224)	—	—	(1,224)	—	(1,224)
$.17 Common Stock	—	—	—	(3,921)	—	—	(3,921)	—	(3,921)
Exercise of stock options	—	—	5	—	—	40	45	—	45
Purchase of treasury stock	—	—	—	—	—	(274)	(274)	—	(274)
Savings and profit-sharing contribution	—	—	299	—	—	1,016	1,315	—	1,315
Reissuance of treasury stock	—	—	2	—	—	46	48	—	48
Issuance of non-vested stock	—	—	(149)	—	—	149	—	—	—
Shared-based compensation	—	—	988	—	—	—	988	—	988
Conversions of Class B Common Stock	10	(10)	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	(19,352)	(547)	—	(19,899)	(148)	(20,047)
BALANCES AT MARCH 26, 2020	$23,264	$7,926	$146,694	$437,387	$(13,195)	$(3,563)	$598,513	$(125)	$598,388

							Shareholders’
							Equity
					Accumulated		Attributable
		Class B	Capital		Other		to The	Non-
	Common	Common	in Excess	Retained	Comprehensive	Treasury	Marcus	controlling	Total
	Stock	Stock	of Par	Earnings	Loss	Stock	Corporation	Interests	Equity
BALANCES AT DECEMBER 27, 2018	$22,843	$8,347	$63,830	$439,178	$(6,758)	$(37,431)	$490,009	$110	$490,119
Cash Dividends:
$.15 Class B Common Stock	—	—	—	(1,183)	—	—	(1,183)	—	(1,183)
$.16 Common Stock	—	—	—	(3,633)	—	—	(3,633)	—	(3,633)
Exercise of stock options	—	—	(78)	—	—	532	454	—	454
Purchase of treasury stock	—	—	—	—	—	(428)	(428)	—	(428)
Savings and profit-sharing contribution	—	—	810	—	—	371	1,181	—	1,181
Reissuance of treasury stock	—	—	31	—	—	16	47	—	47
Issuance of non-vested stock	—	—	(127)	—	—	127	—	—	—
Shared-based compensation	—	—	777	—	—	—	777	—	777
Reissuance of treasury stock-acquisition	—	—	77,960	—	—	31,237	109,197	—	109,197
Other	—	—	(109)	—	—	—	(109)	—	(109)
Conversions of Class B Common Stock	411	(411)	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(60)	(60)
Comprehensive income (loss)	—	—	—	1,860	(297)	—	1,563	(66)	1,497
BALANCES AT MARCH 28, 2019	$23,254	$7,936	$143,094	$436,222	$(7,055)	$(5,576)	$597,875	$(16)	$597,859

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	March 26,	December 26,
	2020	2019
	(in thousands)
Unrecognized loss on interest rate swap agreements	$(1,612)	$(882)
Net unrecognized actuarial loss for pension obligation	(11,583)	(11,766)
	$(13,195)	$(12,648)

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At March 26, 2020 and December 26, 2019, respectively, the Company’s $5,168,000 and $5,825,000 of debt and equity securities classified as trading were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At March 26, 2020 and December 26, 2019, respectively, the Company’s $2,181,000 and $1,194,000 liability related to the Company’s interest rate swap contracts was valued using Level 2 pricing inputs.

Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At March 26, 2020 and December 26, 2019, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs. Assets and liabilities that are measured on a non-recurring basis are discussed in Note 3 and Note 4.

Defined Benefit Plan - The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended
	March 26, 2020	March 28, 2019
	(in thousands)
Service cost	$274	$209
Interest cost	342	371
Net amortization of prior service cost and actuarial loss	248	109
Net periodic pension cost	$864	$689

Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of earnings.

Revenue Recognition – The disaggregation of revenues by business segment for the 13 weeks ended March  26, 2020 is as follows (in thousands):

	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$55,395	$—	$—	$55,395
Rooms	—	16,989	—	16,989
Theatre concessions	45,930	—	—	45,930
Food and beverage	—	13,614	—	13,614
Other revenues (1)	7,703	10,984	89	18,776
Cost reimbursements	183	8,573	—	8,756
Total revenues	$109,211	$50,160	$89	$159,460

(1)	Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.

The disaggregation of revenues by business segment for the 13 weeks ended March 28, 2019 is as follows (in thousands):

	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$58,969	$—	$—	$58,969
Rooms	—	18,938	—	18,938
Theatre concessions	47,155	—	—	47,155
Food and beverage	—	15,783	—	15,783
Other revenues (1)	8,569	12,167	93	20,829
Cost reimbursements	192	8,173	—	8,365
Total revenues	$114,885	$55,061	$93	$170,039

(1)	Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.

The Company had deferred revenue from contracts with customers of $37,108,000 and $43,200,000 as of March 26, 2020 and December 26, 2019, respectively. The Company had no contract assets as of March 26, 2020 and December 26, 2019. During the 13 weeks ended March 26, 2020, the Company recognized revenue of $11,240,000 that was included in deferred revenues as of December 26, 2019. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced ticket sales and the Company’s loyalty program. The decrease in deferred revenue from December 26, 2019 to March 26, 2020 was due to theatre gift card redemptions and advanced movie ticket redemptions during the 13 weeks ended March 26, 2020.

As of March 26, 2020, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $4,709,000 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. The Company recognizes revenue as the tickets are redeemed, which is expected to occur within the next two years.

As of March 26, 2020, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $2,667,000 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.

The majority of the Company’s revenue is recognized in less than one year from the original contract.

New Accounting Pronouncements – On December 27, 2019, the Company adopted Accounting Standards Update (ASU) No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General, designed to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The adoption of the new standard did not have a material effect on the Company’s consolidated financial statements or footnote disclosures.

On December 27, 2019, the Company adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test that had required a hypothetical purchase price allocation. Rather, entities will apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The adoption of the new standard did not have a material effect on the Company’s consolidated financial statements.

On December 27, 2019, the Company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The purpose of ASU No. 2018-13 is to improve the disclosures related to fair value measurements in the financial statements. The improvements include the removal, modification and addition of certain disclosure requirements primarily related to Level 3 fair value measurements. The adoption of the new standard did not have a material effect on the Company’s consolidated financial statements or footnote disclosures.

In December 2019, the Financial Accounting Standards Board (FASB) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Incomes Taxes. The amendments in ASU No. 2019-12 are designed to simplify the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify generally accepted accounting principles for other areas of Topic 740 by clarifying and amending existing guidance. ASU No. 2019-12 is effective for the Company in fiscal 2021 and early application is permitted. The Company is currently evaluating the effect the new standard will have on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. ASU No. 2020-14 is effective as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the effect the new standard will have on its consolidated financial statements.

2. Impact of COVID-19 Pandemic

The recent outbreak of the COVID-19 pandemic has had an unprecedented impact on the world and both of the Company’s business segments. The situation continues to be volatile and the social and economic effects are widespread. As an operator of movie theatres, hotels and resorts, restaurants and bars, each of which consists of spaces where customers and guests gather in close proximity, the Company’s businesses are significantly impacted by protective actions that federal, state and local governments have taken to control the spread of the pandemic. These actions include, among other things, declaring national and state emergencies, encouraging social distancing, restricting freedom of movement, mandating non-essential business closures and issuing shelter-in-place, quarantine and stay-at-home orders.

As a result of these measures, the Company temporarily closed all of its theatres on March 17, 2020, and it currently is not generating any revenues from its theatre operations (other than some limited online sales and curbside sales of popcorn, pizza and other assorted food and beverage items).  The Company also temporarily closed all of its hotel division restaurants and bars at approximately the same time and closed five of its eight company-owned hotels and resorts on March 24, 2020 due to a significant reduction in occupancy at those hotels.  The Company announced the closing of its remaining three company-owned hotels on April 8, 2020.  The Company currently is not generating any revenues from its hotels and resorts operations.

Since the COVID-19 crisis began, the Company has been working proactively to preserve cash and ensure sufficient liquidity to withstand the impacts of the COVID-19 pandemic and ultimately emerge in a continued position of strength. In addition to obtaining additional financing and modifying previously existing debt covenants (see Note 5), additional measures the Company has already taken and intend to take in the future to enhance liquidity include:

●	Discontinuing all non-essential operating and capital expenditures;
●	Temporarily laying off the majority of its hourly theatre and hotel associates, in addition to temporarily reducing property management and corporate office staff levels;
●	Temporarily reducing the salary of the Company’s chairman and president and chief executive officer by 50%, as well as reducing the salary of all other executives and remaining divisional/corporate staff;
●	Temporarily eliminating all board of directors cash compensation;
●	Temporarily suspending quarterly dividend payments;
●	Actively working with landlords and major suppliers to modify the timing and terms of certain contractual payments;
●	Evaluating the provisions of the CARES Act and utilizing the benefits, relief and resources under those provisions as appropriate (See Note 7); and
●	Evaluating the provisions of any subsequent federal or state legislation enacted as a response to the COVID-19 pandemic.

The Amendment (see Note 5) allows the Company to consider additional borrowings from governmental authorities under provisions of the CARES Act or any other subsequent governmental actions that it could avail itself of if it deemed it necessary and appropriate. Although the Company intends to seek any available potential benefits under the CARES Act, it cannot predict the manner in which such benefits will be allocated or administered, and it cannot assure shareholders that it will be able to access such benefits in a timely manner or at all.

The timing for when the Company’s theatres and hotels will reopen is uncertain as of the date of this report. The majority of the Company’s theatres are currently required to be closed under various state and local governmental restrictions, and the Company will continue to monitor and follow those restrictions until lifted.  The Company is encouraged by recent federal guidance for a phased reopening of the U.S. economy that included the reopening of movie theatres in phase one, albeit under strict social distancing guidelines.  Prior to closing our theatres, the Company had announced a social distancing seating plan that effectively reduced each theatre auditorium’s capacity by 50%.  Current expectation is that, when theatres do reopen, they will open to similar capacity limitations.  When the Company closed its hotels, it was not because of any governmental requirements to close.  The restaurants and bars within the Company’s hotels were required to close, but the hotels themselves were considered “essential businesses” under most definitions.  The hotels closed due to a significant drop in demand that made it financially prudent for them to close rather than stay open.  As a result, the timing of reopening the Company’s hotels and resorts will likely be driven by an increase in demand, as individual and business travelers begin to travel more freely once again.

The COVID-19 pandemic and the resulting impact on the Company's operating performance has affected, and may continue to affect, the estimates and assumptions made by management. Such estimates and assumptions include, among other things, the Company's goodwill and long-lived asset valuations and the measurement of compensation costs for annual and long-term incentive plans. Events and changes in circumstances arising after March 26, 2020, including those resulting from the impacts of COVID-19, will be reflected in management's estimates for future periods.

The Company believes that the actions that have been taken will allow it to have sufficient liquidity to meet its obligations as they come due and to comply with its debt covenants for at least 12 months from the issuance date of these consolidated financial statements. However, future compliance with the Company's financial debt covenants (see Note 5) could be impacted if the Company is unable to resume its operations as currently expected.

3. Impairment Charges

During the 13 weeks ended March 26, 2020, the Company determined that indicators of impairment were evident at all asset groups. For certain theatre asset groups, the sum of the estimated undiscounted future cash flows attributable to these assets was less than their carrying amount. The Company evaluated the fair value of these assets, consisting primarily of leasehold improvements, furniture, fixtures and equipment, and operating lease right-of-use assets less lease obligations, and determined that the fair value, measured using Level 3 pricing inputs (using estimated discounted cash flows over the life of the primary asset, including estimated sale proceeds) was less than their carrying values and recorded a $6,512,000 impairment loss. The fair value of the impaired assets was $13,686,000 as of March 26, 2020.

During the 13 weeks ended March 26, 2020, the Company determined that indicators of impairment were evident related to its trade name intangible asset. The Company estimated the fair value of its trade name intangible asset as of March 26, 2020 using an income approach, specifically the relief from royalty method, which uses certain assumptions that are Level 3 pricing inputs, including future revenues attributable to the trade name, a royalty rate (1.0% as of March 26, 2020) and a discount rate (17.0% as of March 26, 2020). The Company determined that the fair value of the asset was less than the carrying value and recorded a $2,200,000 impairment loss. The fair value of the trade name intangible asset was $7,300,000 as of March 26, 2020.

4. Acquisition

On February 1, 2019, the Company acquired 22 dine-in theatres with 208 screens located in nine Southern and Eastern states from VSS-Southern Theatres LLC (Movie Tavern) for a total purchase price of $139,310,000, consisting of $30,000,000 in cash, subject to certain adjustments, and 2,450,000 shares of the Company’s Common Stock with a value of $109,197,000, based on the Company’s closing share price as of January 31, 2019. During the 13 weeks ended March 28, 2019, the Company incurred acquisition costs as a result of the Movie Tavern acquisition of approximately $1,153,000 which were expensed as incurred and included in administrative expense in the consolidated statement of earnings. The purchase price allocation was finalized in fiscal 2019 using Level 3 pricing inputs and is reflected in the consolidated balance sheets for the periods presented.

5. Long-Term Debt

Long-term debt is summarized as follows:

	March 26, 2020	December 26, 2019
	(in thousands, except payment data)
Mortgage notes	$24,482	$24,571
Senior notes	109,000	109,000
Unsecured term note due February 2025, with monthly principal and interest payments of $39,110, bearing interest at 5.75%	2,006	2,093
Revolving credit agreement	220,000	81,000
Debt issuance costs	(305)	(322)
	355,183	216,342
Less current maturities, net of issuance costs	9,977	9,910
	$345,206	$206,432

First Amendment to Credit Agreement

During the 13 weeks ended March 26, 2020, the Company replaced its then-existing Credit Agreement (the Credit Agreement) with a new five-year $225,000,000 credit facility that expires in January 2025. On April 29, 2020, the Company entered into the First Amendment to Credit Agreement (the Amendment) among the Company and several banks, amending its existing Credit Agreement dated January 9, 2020.  The Amendment provides a new $90,800,000 364-day Senior Term Loan A (the Term Loan A). The Company used the proceeds from the Term Loan A to pay down borrowings under the Credit Agreement, to pay costs and expenses related to the Amendment and for general corporate purposes.

Borrowings under the Credit Agreement bear interest at a variable  rate equal to: (i) LIBOR, subject to a 1% floor, plus a specified margin; or (ii) the base rate (which is the highest of (a) the prime rate, (b) the greater of the federal funds rate and the overnight bank funding rate plus 0.50% or (c) the sum of l% plus one-month LIBOR plus a specified margin based upon the Company's consolidated debt to capitalization ratio as of the most recent determination date). Pursuant to the Amendment, as of April 29, 2020: (A) in respect of revolving loans, (1) the Company is charged a facility fee equal to 0.40% of the total revolving credit facility commitment and (2) the specified margin is 2.1% for LIBOR borrowings and 1.1% for ABR borrowings, which specified margin will remain in effect until the end of the first fiscal quarter ending after the end of any period in which any portion of the term loan facility remains outstanding or the testing of any financial covenant in the Credit Agreement is suspended (the "Specified Period"); and (B) in respect of term loans, the specified margin is 2.5% for LIBOR borrowings and 1.5% for ABR borrowings, in each case, at all times.

The Amendment also amends the Credit Agreement to modify various restrictions and covenants applicable to the Company. Among other modifications, the Amendment amends the Credit Agreement to include restrictions on the ability of the Company to incur additional indebtedness, pay dividends and other distributions, and make voluntary prepayments on or defeasance of the Company's 4.02% Senior Notes due August 2025 and 4.32% Senior Notes due February 2027. Further, the Amendment amends the Credit Agreement to: (i) suspend testing of the minimum consolidated fixed charge coverage ratio of 3.0 to 1.0 until the earlier to occur of (a) September 2021 and (b) the last day of the Company's fiscal quarter in which the Company provides notice to the administrative agent that the Company is reinstating the testing of such ratio; (ii) add a covenant requiring the Company's consolidated EBITDA to be greater than (a) negative $57 million as of June 25, 2020 for the fiscal quarter then ending, (b) negative $90 million as of September 24, 2020 for the two consecutive fiscal quarters then ending, (c) negative $65 million as of December 31, 2020 for the three consecutive fiscal quarters then ending, (d) negative $40 million as of April 1, 2021 for the four consecutive fiscal quarters then ending, and (e) $42 million as of July 1, 2021 for the four consecutive fiscal quarters then ending; (iii) add a covenant requiring the Company's consolidated liquidity to be greater than (a) $102 million as of June 25, 2020, (b) $67 million as of September 24, 2020, (c) $78.5 million as of December 31, 2020, (d) $83 million as of April 1, 2021, and (e) $103.5 million as of July 1, 2021, which minimum liquidity amounts will be reduced by $50 million for each such testing date if the term loans are paid in full as of such date; and (iv) add a covenant prohibiting the Company from incurring or making capital expenditures (a) during the period from April 1, 2020 through December 31, 2020, in excess of $22.5 million plus certain adjustments, or (b) during the Company's 2021 fiscal year, in excess of $50 million plus certain adjustments.

Pursuant to the Amendment, the Company is required to apply net cash proceeds received from certain events, including certain asset dispositions, casualty losses, condemnations, equity issuances, capital contributions, and the incurrence of certain debt, to prepay outstanding term loans. In addition, if, at any time during the Specified Period the Company's aggregate unrestricted cash on hand exceeds $125 million, the Amendment requires the Company to prepay revolving loans under the Credit Agreement by the amount of such excess, without a corresponding reduction in the revolving commitments under the Credit Agreement.

In connection with the Amendment: (i) the Company pledged, subject to certain exceptions, security interests and liens in and on (a) substantially all of their respective personal property assets and (b) certain of their respective real property assets, in each case, to secure the Credit Agreement and related obligations; and (ii) certain subsidiaries of the Company have guaranteed the Company's obligations under the Credit Agreement. The foregoing security interests, liens and guaranties will remain in effect until the Collateral Release Date (as defined in the Amendment).

The Credit Agreement contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then, among other things, the lenders may declare any outstanding obligations under the Credit Agreement to be immediately due and payable and exercise rights and remedies against the pledged collateral.

Except as amended by the Amendment, the remaining terms of the Credit Agreement remain in full force and effect.

First Amendment to Note Purchase Agreements

The $109,000,000 of senior notes include a $9,000,000 Note Purchase Agreement, dated April 17, 2018, that was paid off on April 17, 2020. The remaining $100,000,000 of senior notes consist of two Purchase Agreements maturing in 2021 through 2027, require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.02% to 4.32%.

On April 29, 2020, the Company and certain purchasers entered into amendments (the ''Note Amendments") to the Note Purchase Agreement, dated June 27, 2013, and the Note Purchase Agreement, dated December 21, 2016 (collectively, the "Note Purchase Agreements"). The Note Amendments amend certain covenants and other terms of the Note Purchase Agreements and are identical to the amended covenants that are referenced in the Amendment section above.

Additionally, from April 29, 2020 until the last day of the first fiscal quarter ending after the Collateral Release Date (as defined in the Note Amendments), the Company is required to pay a fee to each Note holder in an amount equal to 0.725% of the aggregate principal amount of Notes held by such holder. Such fee is payable quarterly (0.18125% of the aggregate principal amount of the Notes per quarter) commencing with the fiscal quarter ending June 25, 2020.

In connection with the Note Amendments: (i) the Company has pledged, subject to certain exceptions, security interests and liens in and on (a) substantially all of their respective personal property assets and (b) certain of their respective real property assets, in each case, to secure the Notes and related obligations; and (ii) certain subsidiaries of the Company have guaranteed the Company's obligations under the Note Purchase Agreements and the Notes. The foregoing security interests, liens and guaranties will remain in effect until the Collateral Release Date.

The Note Purchase Agreements contain customary events of default. If an event of default under the Note Purchase Agreements occurs and is continuing, then, among other things, all Notes then outstanding become immediately due and payable and the Note holders may exercise their rights and remedies against the pledged collateral.

Derivatives

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into two interest rate swap agreements on March 1, 2018 covering $50,000,000 of floating rate debt. The first agreement has a notional amount of $25,000,000, expires March 1, 2021, and requires the Company to pay interest at a defined rate of 2.559% while receiving interest at a defined variable rate of one-month LIBOR (1.625% at March 26, 2020). The second agreement has a notional amount of $25,000,000, expires March 1, 2023, and requires the Company to pay interest at a defined rate of 2.687% while receiving interest at a defined variable rate of one-month LIBOR (1.625% at March 26, 2020). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company’s interest rate swap agreements are considered effective and qualify as cash flow hedges. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. As of March 26, 2020, the interest rate swaps were considered highly effective. The fair value of the interest rate swaps on March 26, 2020 was a liability of $2,181,000, of which, $514,000 is included in other accrued liabilities and $1,667,000 is included in deferred compensation and other in the consolidated balance sheet. The fair value of the interest rate swap on December 26, 2019, was a liability of $1,194,000 and was included in deferred compensation and other in the consolidated balance sheet. The Company does not expect the interest rate swaps to have a material effect on earnings within the next 12 months.

6. Leases

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

Total lease cost consists of the following:

		13 Weeks
		Ended
Lease Cost	Classification	March 26, 2020
		(in thousands)
Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$711
Interest on lease liabilities	Interest expense	269
		$980
Operating lease costs:
Operating lease costs	Rent expense	$6,667
Variable lease cost	Rent expense	227
Short-term lease cost	Rent expense	60
		$6,954

Additional Information related to leases is as follows:

13 Weeks
Ended
Other Information	March 26, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$635
Operating cash flows from finance leases	269
Operating cash flows from operating leases	4,644

Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	25
Operating lease liabilities	9,630

March 26, 2020
(in thousands)
Finance leases:
Property and equipment – gross	$74,382
Accumulated depreciation and amortization	(53,631)
Property and equipment - net	$20,751

Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	March 26, 2020
Weighted-average remaining lease terms:
Finance leases	10	years
Operating leases	15	years

Weighted-average discount rates:
Finance leases	4.67%
Operating leases	4.54%

As of March 26, 2020, the Company had a build-to-suit lease arrangement in which the Company is responsible for the construction of a new leased theatre and for paying construction costs during development. Construction costs will be reimbursed by the landlord up to an agreed upon amount. During construction, the Company is deemed to not have control of the assets or the leased premises and has recorded the development expenditures in other assets on the consolidated balance sheet. The project is currently on hold due to the COVID-19 pandemic, so a completion date is not known at this time.

Subsequent to March 26, 2020, the Company began actively working with landlords to discuss changes to the timing of lease payments and contract terms of leases due to the COVID-19 pandemic. The lease terms are being negotiated on a lease by lease basis with individual landlords. In conjunction with these lease discussions, the Company anticipates electing the policy election to account for lease concessions as if they were made under the enforceable rights included in the original agreement and are thus outside of the modification framework. Therefore, in making this election, the Company will not need to perform a lease-by-lease analysis to evaluate the enforceable rights and will instead simply treat the change as if the enforceable rights were included or excluded in the original agreement.

7. Income Taxes

The Company’s effective income tax rate, adjusted for losses from noncontrolling interests, for the 13 weeks ended March 26, 2020 and March 28, 2019 was 25.3% and 0.7%, respectively. The Company’s effective income tax rate during the 13 weeks ended March 28, 2019 was reduced by excess tax benefits on share-based compensation. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interests in its income tax expense as the entity is considered a pass-through entity and, as such, the income tax expense or benefit is attributable to its owners.

The Company has evaluated the provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act) that was signed subsequent to March 26, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  Based upon a preliminary review of these provisions, the Company believes it will be eligible for an income tax refund in the $15-25 million range in fiscal 2020 related to new rules for qualified improvement property expenditures and net operating loss carrybacks. The Company would also be able to apply any tax loss incurred in fiscal 2020 to prior year income for what may be a significant refund in fiscal 2021 when the Company’s fiscal 2020 tax return is filed.

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

Following is a summary of business segment information for the 13 weeks ended March 26, 2020 and March 28, 2019 (in thousands):

13 Weeks Ended		Hotels/	Corporate
March 26, 2020	Theatres	Resorts	Items	Total
Revenues	$109,211	$50,160	$89	$159,460
Operating income (loss)	(7,083)	(10,853)	(4,264)	(22,200)
Depreciation and amortization	13,510	5,412	111	19,033

13 Weeks Ended		Hotels/	Corporate
March 28, 2019	Theatres	Resorts	Items	Total
Revenues	$114,885	$55,061	$93	$170,039
Operating income (loss)	12,594	(3,153)	(4,491)	4,950
Depreciation and amortization	11,127	4,767	91	15,985

THE MARCUS CORPORATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995, including the statements made in the “Impact of the COVID-19 Pandemic” section of this MD&A. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the adverse effects of the COVID-19 pandemic on our theatre and hotels and resorts businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness; (2) the duration of the COVID-19 pandemic and related shelter at home and social distancing requirements and the level of customer demand following the relaxation of such requirements; (3) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division (particularly following the COVID-19 pandemic, during which the production of new movie content has essentially ceased), as well as other industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (4) the effects of adverse economic conditions in our markets, including but not limited to, those caused by the COVID-19 pandemic; (5) the effects on our occupancy and room rates caused by the COVID-19 pandemic and the effects on our occupancy and room rates of the relative industry supply of available rooms at comparable lodging facilities in our markets once hotels and resorts are able to reopen; (6) the effects of competitive conditions in our markets; (7) our ability to achieve expected benefits and performance from our strategic initiatives and acquisitions; (8) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, impairment losses, and preopening and start-up costs due to the capital intensive nature of our business; (9) the effects of weather conditions, particularly during the winter in the Midwest and in our other markets; (10) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; (11) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, other incidents of violence in public venues such as hotels and movie theatres or epidemics (such as the COVID-19 pandemic); (12) a disruption in our business and reputational and economic risks associated with civil securities claims brought by shareholders; (13) our ability to timely and successfully integrate the Movie Tavern operations into our own circuit; and (14) our ability to achieve the additional revenues and operating income that we anticipate from our additional week of operations in fiscal 2020 and certain extraordinary events that are scheduled to take place in or near Milwaukee during fiscal 2020, such as the Democratic National Convention and The Ryder Cup, which may be significantly impacted by the COVID-19 pandemic. Our forward-looking statements are based upon our assumptions, which are based upon currently available information, including assumptions about our ability to manage difficulties associated with or related to the COVID-19 pandemic; the assumption that our theatre closures, hotel closures and restaurant closures are not expected to be permanent or to re-occur; the continued availability of our workforce following the temporary layoffs we have implemented as a result of the COVID-19 pandemic; and the temporary and long-term effects of the COVID-19 pandemic on our business. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

General

We report our consolidated and individual segment results of operations on a 52-or 53-week fiscal year ending on the last Thursday in December.  Fiscal 2020 is a 53-week year beginning on December 27, 2019 and ending on December 31, 2020.  Fiscal 2019 was a 52-week year beginning December 28, 2018 and ended on December 26, 2019.

We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks.  The first quarter of fiscal 2020 consisted of the 13-week period beginning December 27, 2019 and ended on March 26, 2020.  The first quarter of fiscal 2019 consisted of the 13-week period beginning on December 28, 2018 and ended on March 28, 2019. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

Impact of the COVID-19 Pandemic

The recent outbreak of the COVID-19 pandemic has had an unprecedented impact on the world and both of our business segments. The situation continues to be volatile and the social and economic effects are widespread. As an operator of movie theatres, hotels and resorts, restaurants and bars, each of which consists of spaces where customers and guests gather in close proximity, our businesses are significantly impacted by protective actions that federal, state and local governments have taken to control the spread of the pandemic. These actions include, among other things, declaring national and state emergencies, encouraging social distancing, restricting freedom of movement, mandating non-essential business closures and issuing shelter-in-place, quarantine and stay-at-home orders.

As a result of these measures, we temporarily closed all of our theatres on March 17, 2020, and we currently are not generating any revenues from our theatre operations (other than some limited online sales and curbside sales of popcorn, pizza and other assorted food and beverage items).  We also temporarily closed all of our hotel division restaurants and bars at approximately the same time and closed five of our eight company-owned hotels and resorts on March 24, 2020 due to a significant reduction in occupancy at those hotels.  We announced the closing of our remaining three company-owned hotels on April 8, 2020.  We currently are not generating any revenues from our hotels and resorts operations.

Maintaining a strong balance sheet has always been a core philosophy of The Marcus Corporation during our 85-year history.  As a result, we believe we entered this global COVID-19 crisis with a strong financial position.  At the end of fiscal 2019, our debt-to-capitalization ratio was a very modest 26%.  As of March 26, 2020, we had a cash balance of $126.5 million, which reflects the borrowing of $220.0 million of our $225.0 million revolving credit facility.  Even if our theatres and hotels remained closed for the remainder of fiscal 2020, which we believe is a very unlikely scenario, we believe we would have sufficient cash to sustain our operations, even without the new financing described below.

Nonetheless, the COVID-19 pandemic has had and may continue to have adverse effects on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness, some of which may be significant. In light of the COVID-19 pandemic, we have been working to preserve cash and ensure sufficient liquidity to endure the impacts of the global crisis, even if prolonged.  As a result, on April 29, 2020, we entered into the First Amendment to Credit Agreement (the “Amendment”) among the company and several banks, amending our existing credit agreement dated January 9, 2020 (the “Credit Agreement”).  The Amendment provides a new $90.8 million 364-day Senior Term Loan A (the “Term Loan A”) to further solidify our already strong balance sheet. We used the proceeds from the Term Loan A to pay down borrowings under the Credit Agreement, to pay costs and expenses related to the Amendment and for general corporate purposes. With this additional financing, we have provided for an additional “insurance policy” to further enhance our liquidity, and we believe it positions us to continue to sustain our operations well into fiscal 2021, even in the unlikely scenario that some or all of our properties remain closed.

The Amendment, described in greater detail below in the Liquidity section of this MD&A, also amends certain covenants and other terms, including waiving our compliance with the consolidated fixed charge coverage ratio covenant until September 2021. In addition, during the period in which the Term Loan A is outstanding and testing of financial covenants under the Credit Agreement is suspended, the Amendment also provides for a facility fee on the total revolver commitment equal to 0.40% and that the specified margin for borrowings under the revolving credit facility is 2.1% for LIBOR borrowings and 1.1% for ABR borrowings. The Amendment also provides that the specified margin for borrowings under the Term Loan A is 2.5% for LIBOR borrowings and 1.5% for ABR borrowings, in each case, at all times. The Amendment also establishes new minimum EBITDA and consolidated liquidity covenants and includes additional limitations on share repurchases, capital expenditures and the incurrence of priority debt. The Amendment also requires us to temporarily suspend our quarterly dividend payments for the remainder of 2020 and limits the total amount of quarterly dividend payments during the first two quarters of fiscal 2021, unless the Term Loan A is repaid, and we are in compliance with prior financial covenants under the Credit Agreement, at which point we have the ability to declare quarterly dividend payments as deemed appropriate. Pursuant to the Amendment, all borrowings under the Credit Agreement will be secured by substantially all of our personal and real property assets, until such date as the Term Loan A is repaid and we are in compliance with prior financial covenants under the Credit Agreement, at which point the Credit Agreement will return to an unsecured facility.

In conjunction with the Amendment, we also entered into amendments to the purchase agreements for our outstanding 4.02% and 4.32% senior notes on April 29, 2020 that waive the consolidated fixed charge coverage ratio covenant until September 2021 and secures all borrowings under the senior notes by the majority of our assets, until such date as the Term Loan A is repaid and we are in compliance with prior financial covenants, at which point the senior notes will return to unsecured notes. The amendments to the senior notes also include an additional fee payable to each note holder equal to 0.725% per annum on outstanding borrowings until the notes return to unsecured status. Additionally, the amendments establish new minimum EBITDA and consolidated liquidity covenants and additional limitations on share repurchases, capital expenditures and the incurrence of priority debt substantially identical to those included in the Amendment.

Since the COVID-19 crisis began, we have been working proactively to preserve cash and ensure sufficient liquidity to withstand the impacts of the COVID-19 pandemic and ultimately emerge in a continued position of strength. In addition to temporarily suspending quarterly dividend payments as required by the Amendment, additional measures we have already taken and intend to take in the future to enhance liquidity include:

●	Discontinuing all non-essential operating and capital expenditures;
●	Temporarily laying off the majority of our hourly theatre and hotel associates, in addition to temporarily reducing property management and corporate office staff levels;
●	Temporarily reducing the salary of our chairman and president and chief executive officer (“CEO”) by 50%, as well as reducing the salary of all other executives and remaining divisional/corporate staff;
●	Temporarily eliminating all board of directors cash compensation;
●	Actively working with landlords and major suppliers to modify the timing and terms of certain contractual payments;
●	Evaluating the provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) and utilizing the benefits, relief and resources under those provisions as appropriate; and
●	Evaluating the provisions of any subsequent federal or state legislation enacted as a response to the COVID-19 pandemic.

The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  Under the CARES Act: (i) for taxable years beginning before 2021, net operating loss carryforwards and carrybacks may offset 100% of taxable income; (ii) net operating losses arising in 2018, 2019 and 2020 taxable years may be carried back to each of the preceding five years to generate a refund; and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of EBITDA.  Based upon a preliminary review of these provisions, we believe we will be eligible to receive an income tax refund in the $15-25 million range in fiscal 2020 related to new rules for qualified improvement property expenditures and net operating loss carrybacks.  We would also be able to apply any tax loss incurred in fiscal 2020 to prior year income for what may be a significant refund in fiscal 2021 when our fiscal 2020 tax return is filed.  The Amendment allows us to consider additional borrowings from governmental authorities under provisions of the CARES Act or any other subsequent governmental actions that we could avail ourselves of if we deemed it necessary and appropriate.  Although we intend to seek any available potential benefits under the CARES Act, we cannot predict the manner in which such benefits will be allocated or administered, and we cannot assure you that we will be able to access such benefits in a timely manner or at all.

It is also important to note our significant real estate ownership.  In addition to our owned hotels, unlike most of our peers we own the underlying real estate for the majority of our theatres (representing over 60% of our screens), thereby reducing our monthly fixed lease payments. This real estate ownership is a significant advantage for us relative to our peers.

The COVID-19 pandemic and the fact that all of our theatres and the majority of our hotels were closed as of March 26, 2020 required us to review many of the assets on our balance sheet.  We increased our allowances for bad debts and wrote off a portion of our food inventories in both our theatre and hotels and resorts divisions.  We reviewed our indefinite life trade name intangible asset and determined that, as a result of a change in circumstances, the carrying value exceeded fair value, and we reported a pre-tax impairment charge of $2.2 million during the first quarter of fiscal 2020.  We reviewed our long-lived assets, including property and equipment and operating lease right-of-use assets, for impairment due to the change in circumstances and determined that an additional aggregate pre-tax impairment charge of $5.9 million was required during the first quarter of fiscal 2020 for several theatre properties.  We reviewed goodwill at the theatre reporting unit level and determined that the fair value of our theatre reporting unit exceeded our carrying value as of March 26, 2020 and thus was not impaired as of that date.  As a result of temporarily closing the majority of our properties, we also incurred approximately $5.5 million of nonrecurring expenses related primarily to salary continuation payments to employees temporarily laid off.

The timing for when our theatres and hotels will reopen is uncertain as of the date of this report. The majority of our theatres are currently required to be closed under various state and local governmental restrictions, and we will continue to monitor and follow those restrictions until lifted.  We were encouraged by recent federal guidance for a phased reopening of the U.S. economy that included the reopening of movie theatres in phase one, albeit under strict social distancing guidelines.  Prior to closing our theatres, we had announced a social distancing seating plan that effectively reduced each theatre auditorium’s capacity by 50%.  Our current expectation is that, when we do reopen, we will open to similar capacity limitations.  A reduction in capacity does not necessarily translate to an equal reduction in potential revenues.  Reduced capacity may potentially impact attendance on $5 Tuesdays and on opening weekends of major new film releases, but other showings may be relatively unaffected given normal attendance counts, and based upon our past experience, we believe that customers impacted on those $5 Tuesdays and opening weekends may adapt to reduced seat availability by shifting their attendance to different days and times of day.

We believe that the exhibition industry has historically fared well during recessions, should one occur as a result of the COVID-19 pandemic, and we remain optimistic that the industry will rebound and benefit from pent-up social demand as home sheltering subsides and people seek togetherness with a return to normalcy.  A return to “normalcy” may span multiple months driven by staggered theatre openings due to government limits, reduced operating hours, lingering social distancing requirements and a gradual ramp-up of consumer comfort with public gatherings.  We are exploring a number of additional measures within our theatres to help support that consumer comfort.  We also expect to initially reopen with older film product and other creative concepts to help excite consumers to return to theatres.  We expect the film studios to work closely with the exhibition industry to provide the necessary product at favorable terms to facilitate a phased reopening.  As described further below in the Theatres section of this MD&A, a significant number of films originally scheduled to be released in March through June 2020 have been delayed until later in fiscal 2020 or fiscal 2021, further increasing the quality and quantity of films available during those future time periods.  As of the date of this report, most studios have kept their release schedule for films in place beginning in July 2020.

There has been some speculation that the COVID-19 pandemic may result in a change in how film studios may distribute their product in the future, including accelerating the release of films on alternate distribution channels such as premium video-on-demand and streaming services.  In fact, in a couple of cases, films that were scheduled to be released to theatres have instead been released directly to these alternate channels.  We believe that these select few instances are isolated and were a response to the immediate circumstances of nearly 100% of movie theatres being closed worldwide and do not reflect a change in permanent distribution plans of these studios. Other films with greater expected box office potential from these same studios were delayed rather than released early and comments from the film community in general have been very supportive of the importance of the theatrical experience.  The exhibition industry is an $11-$12 billion industry in the U.S. and approximately $40 billion worldwide, and the film studios derive a significant portion of their return on investment in film content from theatrical distribution.  We believe distributing films in a movie theatre will continue to be an important component of their business model.

When we closed our hotels, it was not because of any governmental requirements to close.  Our restaurants and bars within our hotels were required to close, but the hotels themselves were considered “essential businesses” under most definitions.  We closed our hotels due to a significant drop in demand that made it financially prudent for us to close rather than stay open.  As a result, the timing of reopening our hotels and resorts will likely be driven by an increase in demand, as individual and business travelers begin to travel more freely once again.  The economic environment in place as this reopening happens will have a significant impact on the pace of our return to “normal” hotel operations.  After past events such as 9/11 and the 2008 financial crisis, hotel demand softened for a period of time, particularly among business transient and group business travelers as travel budgets tightened in uncertain economic times.  Whether the return to more normal demand is relatively rapid, as it was after 9/11, or occurs over the course of one or more years, as it was after the 2008 financial crisis, is unknown at this time.  We also do not know what social distancing or other measures might be required when we reopen that may limit our initial revenue potential.

We cannot assure that the impact of the COVID-19 pandemic will not continue to have an adverse effect on both our theatre and hotels and resorts businesses, results of operations, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness, some of which may be significant.

Overall Results

The following table sets forth revenues, operating income (loss), other income (expense), net earnings (loss) and net earnings (loss) per common share for the first quarter of fiscal 2020 and fiscal 2019 (in millions, except for per share and variance percentage data):

	First Quarter
			Variance
	F2020	F2019	Amt.	Pct.
Revenues	$159.5	$170.0	$(10.5)	(6.2)%
Operating income (loss)	(22.2)	5.0	(27.2)	(548.5)%
Other income (expense)	(3.9)	(3.1)	(0.8)	(23.1)%
Net loss attributable to noncontrolling interests	(0.1)	(0.1)	—	N/A
Net earnings (loss) attributable to The Marcus Corp.	(19.4)	1.9	(21.3)	(1,140.4)%
Net earnings (loss) per common share - diluted	$(0.64)	$0.06	$(0.70)	(1,166.7)%

Revenues decreased during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 due to decreased revenues from both our theatre division and hotels and resorts division.  Operating income (loss) (earnings/loss before other income/expense and income taxes) decreased during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 due to a decrease in theatre division operating income and increased operating losses from our hotels and resorts division, partially offset by a decrease in our operating loss from corporate items.  Both of our divisions were negatively impacted by closures of the majority of our properties as a result of the COVID-19 pandemic during the first quarter of fiscal 2020.  Net earnings (loss) attributable to The Marcus Corporation decreased during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 due to decreased operating income and investment income, partially offset by decreased interest expense and income taxes.

Our operating loss during the first quarter of fiscal 2020 was negatively impacted by nonrecurring expenses totaling approximately $5.5 million, or approximately $0.13 per diluted common share, related to expenses incurred (primarily payroll continuation payments to employees temporarily laid off) due to the closing of all of our movie theatres and the majority of our hotels and resorts during the last two weeks of the quarter.  In addition, impairment charges related to intangible assets and several theatre locations negatively impacted our fiscal 2020 first quarter operating income by approximately $8.7 million, or approximately $0.21 per diluted common share.

On February 1, 2019, we acquired the assets of Movie Tavern®, a New Orleans-based industry leading circuit known for its in-theatre dining concept (the “Movie Tavern Acquisition”).  Now branded Movie Tavern by Marcus, the acquired circuit consisted of 208 screens at 22 locations in nine states – Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia.  The purchase price consisted of $30 million in cash, subject to certain adjustments, and 2,450,000 shares of our common stock for a total purchase price of approximately $139 million, based upon our closing share price on January 31, 2019. Acquisition and preopening expenses related to the Movie Tavern Acquisition negatively impacted our operating income during the first quarter of fiscal 2019 by approximately $1.8 million, or $0.04 per diluted common share.

We closed the InterContinental Milwaukee hotel in early January 2019 and began a substantial renovation project that converted this hotel into an experiential arts hotel named Saint Kate® – The Arts Hotel (the “Saint Kate”).  Revenues from our hotels and resorts division during the first quarter of fiscal 2019 were unfavorably impacted by this closing.  Division revenues during the first quarter of fiscal 2019 were also negatively impacted by a major renovation occurring at our Hilton Madison hotel.  Our operating loss from our hotels and resorts division during the first quarter of fiscal 2019 was negatively impacted by preopening expenses related to the Saint Kate hotel conversion of approximately $1.2 million, or $0.03 per diluted common share.

Operating losses from our corporate items, which include amounts not allocable to the business segments, decreased slightly during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 due in part to reduced accruals for bonus and donation expenses as a result of operating losses this quarter, partially offset by increased non-cash long-term incentive compensation expenses.

We recognized an investment loss of $695,000 during the first quarter of fiscal 2020 compared to investment income of $473,000 during the first quarter of fiscal 2019.  The investment loss during the fiscal 2020 first quarter was due to decreases in the value of marketable securities resulting from significant market declines arising from the COVID-19 pandemic and its impact on the U.S. economy.

Our interest expense totaled $2.5 million for the first quarter of fiscal 2020 compared to $3.1 million for the first quarter of fiscal 2019, a decrease of approximately $600,000, or 17.8%.  The decrease in interest expense during the first quarter of fiscal 2020 was due to reduced borrowing levels during the majority of the quarter compared to the first quarter of fiscal 2019 and a lower average interest rate during the first quarter of fiscal 2020 as a result of decreases in short-term interest rates on our variable rate debt.  We expect our interest expense to increase during the remaining quarters of fiscal 2020 due to increased borrowings, as discussed in the Liquidity section of this MD&A below.  Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact our actual reported interest expense in future periods, as would further changes in short-term interest rates and changes in the mix between fixed rate debt and variable rate debt in our debt portfolio.

We did not have any significant variations in other expenses, gains on disposition of property, equipment and other assets or equity losses from unconsolidated joint ventures during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019.  The timing of periodic sales and disposals of our property and equipment varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment.

We reported an income tax benefit for the first quarter of fiscal 2020 of $6.6 million compared to income tax expense of $13,000 for the first quarter of fiscal 2019.  The large income tax benefit during the first quarter of fiscal 2020 was the result of the significant loss before income taxes due to the closing of the majority of our properties in March 2020 due to the COVID-19 pandemic.  Our fiscal 2020 first quarter effective income tax rate, after adjusting for a loss from noncontrolling interests that is not tax-effected because the entity involved is a tax pass-through entity, was 25.3%, compared to our fiscal 2019 first quarter effective income tax rate of 0.7%, which benefitted from excess tax benefits on share-based compensation and nonrecurring adjustments specific to the first quarter of fiscal 2019.  We anticipate that our effective income tax rate for the remaining quarters of fiscal 2020 may increase if we incur losses that can be carried back to prior years (that had a higher federal income tax rate) under provisions included in the CARES Act.  Our actual fiscal 2020 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

The operating results of one majority-owned hotel, The Skirvin Hilton, are included in the hotels and resorts division revenue and operating income during the first quarters of fiscal 2020 and fiscal 2019, and the after-tax net earnings or loss attributable to noncontrolling interests is deducted from or added to net earnings on the consolidated statements of earnings.  We reported net losses attributable to noncontrolling interests of $148,000 and $66,000, respectively, during the first quarters of fiscal 2020 and fiscal 2019.

Theatres

The following table sets forth revenues, operating income (loss) and operating margin for our theatre division for the first quarter of fiscal 2020 and fiscal 2019 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2020	F2019	Amt.	Pct.
Revenues	$109.2	$114.9	$(5.7)	(4.9)%
Operating income (loss)	(7.1)	12.6	(19.7)	(156.2)%
Operating margin (% of revenues)	(6.5)%	11.0%

Our theatre division revenues decreased during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 due primarily to decreased attendance as a result of the closing of all of our theatres on March 17, 2020 in response to the COVID-19 pandemic.  The revenue impact of the decreased attendance was partially offset by an increase in our average ticket price and average concession revenues per person during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019.  In addition, our revenues during the first quarter of fiscal 2020 included an extra month of Movie Tavern revenues (Movie Tavern theatres were not acquired until February 1, 2019) and a new Movie Tavern theatre opened in Brookfield, Wisconsin during the fourth quarter of fiscal 2019.

Our theatre division operating income (loss) and operating margin decreased during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 due primarily to the impact of the reduced attendance and revenues at comparable theatres.  In addition, our theatre division operating loss during the first quarter of fiscal 2020 was negatively impacted by nonrecurring expenses totaling approximately $2.8 million related to expenses incurred (primarily payroll continuation payments to employees temporarily laid off) due to the closing of all of our movie theatres during the quarter.  Impairment charges related to intangible assets and several theatre locations also negatively impacted our theatre division fiscal 2020 first quarter operating loss by approximately $8.7 million.  Our operating income and operating margin during the first quarter of fiscal 2019 was negatively impacted by approximately $1.8 million of acquisition and preopening expenses related to the Movie Tavern Acquisition.

Our theatre division operating margin also declined during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 due to the inclusion of an extra month of Movie Tavern operating results.  Our Movie Tavern theatres have a lower operating margin than our legacy theatres due to the fact that all 22 acquired theatres are leased rather than owned (rent expense is generally significantly higher than depreciation expense).  In addition, the fact that a larger portion of Movie Tavern revenues are derived from the sale of in-theatre food and beverage also contributes to lower operating margins, as food and labor costs are generally higher for those items compared to traditional concession items.

The following table provides a further breakdown of the components of revenues for the theatre division for the first quarter of fiscal 2020 and fiscal 2019 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2020	F2019	Amt.	Pct.
Admission revenues	$55.4	$59.0	$(3.6)	(6.1)%
Concession revenues	45.9	47.2	(1.3)	(2.6)%
Other revenues	7.7	8.5	(0.8)	(10.1)%
	109.0	114.7	(5.7)	(4.9)%
Cost reimbursements	0.2	0.2	—	(4.7)%
Total revenues	$109.2	$114.9	$(5.7)	(4.9)%

As described above, the decreases in revenues are due to the temporary closing of all of our theatres on March 17, 2020 in response to the COVID-19 pandemic.  Conversely, the extra month of Movie Tavern operations favorably impacted our revenues during the first quarter of fiscal 2020.  Excluding the acquired and newly built Movie Tavern theatres, admission revenues and concession revenues for comparable theatres decreased 14.8% and 13.7%, respectively, during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019.

According to data received from Rentrak (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2020 first quarter results, United States box office receipts (excluding new builds for the top 10 theatre circuits) decreased 17.0% during our fiscal 2020 first quarter, indicating that our decrease in admission revenues during the first quarter of fiscal 2020 of 14.8% for our comparable theatres outperformed the industry by 2.2 percentage points.  Our goal is to continue our past pattern of outperforming the industry, but with the majority of our renovations now completed for our legacy circuit, our ability to do so in any given quarter will likely be partially dependent upon film mix, weather, the competitive landscape in our markets and the impact of local sporting events.  As discussed further below, we believe film mix favorably impacted our relative performance versus the nation during the fiscal 2020 period.

We did not include the performance of our Movie Tavern theatres, which we acquired in February 2019, in the comparison to the industry above because we did not own Movie Tavern during the entire fiscal 2019 first quarter.  Based upon data available to us from the previous owner for the month of January 2019, however, we believe that our Movie Tavern theatres outperformed the industry by over ten percentage points during the first quarter of fiscal 2020 compared to the equivalent first quarter of fiscal 2019. We believe that this outperformance was attributable to investments we have made in new features and amenities in select theatres and our implementation of innovative operating and marketing strategies that have increased attendance, including our $5 Tuesday promotion and our customer loyalty program.  Adding the Movie Tavern theatres to our comparable theatres, we believe our combined theatre circuit outperformed the industry by approximately four percentage points during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019.

Our average ticket price increased 7.0% during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019, due in part to the extra month of Movie Tavern theatres in certain markets where competitive pricing is slightly higher than in our legacy Midwestern markets.  Excluding all Movie Tavern theatres, our average ticket price at comparable theatres increased 6.0% during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019.  At the beginning of the second quarter of fiscal 2019, we implemented selected ticket price increases at certain locations to reflect the competitive market in which those theatres operate.  In addition, we enacted a modest price increase for our proprietary premium large format (“PLF”) screens and converted our admission ticket pricing to a sales tax additive (or “tax-on-top”) model, consistent with the majority of our competitors.  These modest ticket price increases had a favorable impact on our average ticket price during the first quarter of fiscal 2020.

We also believe that a change in film product mix had a favorable impact on our average ticket price during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019.  This year’s top two films, Star Wars: The Rise of Skywalker and Bad Boys for Life, attracted a more adult audience and performed extremely well in our PLF screens, with a corresponding price premium, favorably impacting our average ticket price during the first quarter of fiscal 2020.  In addition, only one of our top five films during the first quarter of fiscal 2020 (#5, Sonic the Hedgehog) was aimed at a younger audience.  Conversely, two of our top five films last year, How to Train Your Dragon: The Hidden World and The Lego Movie 2: The Second Part, were animated films that generally appeal to a younger audience (resulting in a higher percentage of lower-priced children’s tickets sold), negatively impacting our average ticket price during the first quarter of fiscal 2019.  The increase in average ticket price favorably impacted our admission revenues of our comparable theatres by approximately $2.5 million during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019.

Our concession revenues decreased during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 due to the mid-March closure of all of our theatres, partially offset by revenues from the new Movie Tavern theatre that opened during the fourth quarter of fiscal 2019, the extra month of operations for the acquired Movie Tavern theatres and an increase in our average concession revenues per person.  Our average concession revenues per person increased by 10.9% during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019, due in part to the extra month of operations for the Movie Tavern theatres. Excluding all Movie Tavern theatres, our average concession revenues per person at comparable theatres increased 7.4% during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019.  The increase in our average concession revenues per person contributed approximately $2.2 million to our comparable theatre concession revenues during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019.

A change in concession product mix, including increased sales of non-traditional food and beverage items from our increased number of Take FiveSM Lounge, Zaffiro’s® Express, Reel Sizzle® and in-theatre dining outlets were the primary reasons for our increased average concession sales per person during the fiscal 2020 first quarter.  We believe that the above-described change in film product mix during the first quarter of fiscal 2020 favorably impacted the growth of our overall average concession sales per person during the fiscal 2020 first quarter, as adult-oriented films such as our top four films during this year’s first quarter tend to contribute more to sales of non-traditional food and beverage items compared to family-oriented and animated films such as the two films in our top five during the first quarter of fiscal 2019 described above.

Other revenues decreased by approximately $800,000 during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019.  This decrease was due to reduced internet surcharge ticketing fees and decreased lobby and preshow advertising income as a result of the mid-March closure of all of our theatres.

Total theatre attendance decreased 12.2% during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. Excluding the acquired and newly-built Movie Tavern theatres, comparable theatre attendance decreased 19.5% during the quarter, due primarily to a weaker early March 2020 film slate compared to the prior year and the fact that we closed all of our theatres in mid-March in response to the COVID-19 pandemic.  Attendance at comparable theatres increased significantly during January, decreased in February, and was declining during the first half of March prior to our theatre closures due to the fact that last year’s top film during the quarter, Captain Marvel, was released during March 2019.  January 2020 benefited from strong 2019 holdover films such as Star Wars: The Rise of Skywalker and Jumanji: The Next Level.

Our highest grossing films during the fiscal 2020 first quarter included Star Wars: The Rise of Skywalker, Bad Boys for Life, Jumanji: The Next Level, 1917 and Sonic the Hedgehog.  We believe our theatre circuit outperformed on all four of our top films during the quarter.  The film slate during the first quarter of fiscal 2020 was weighted more towards blockbuster movies compared to the prior year, as evidenced by the fact that our top five films during our fiscal 2020 first quarter accounted for 46% of our total box office results, compared to 39% for the top five films during the first quarter of fiscal 2019, both expressed as a percentage of the total admission revenues for the period.  This increased reliance on blockbuster films during the fiscal 2020 first quarter had the effect of slightly increasing our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts.

The film product release schedule for the remainder of fiscal 2020 has been changing in response to the closure of nearly 100% of the movie theatres in the U.S.  As of the date of this report, the film studios have postponed the majority of their scheduled releases during our fiscal 2020 second quarter.  Beginning in July 2020, however, there are a significant number of films scheduled to be released during the second half of the year that may generate substantial box office interest, including multiple films that were originally scheduled for the first half of fiscal 2020.  Films currently scheduled for release during the second half of fiscal 2020 include Tenet, Mulan, The SpongeBob Movie: Sponge on the Run, Wonder Woman 1984, The Quiet Place Part II, The Conjuring: The Devil Made Me Do It, Halloween Kills, Black Widow, Godzila vs. Kong, Soul, No Time to Die, Free Guy, West Side Story, Coming 2 America, Dune, The Croods 2 and Top Gun: Maverick.  The anticipated film slate for 2021, which will also now include several films originally scheduled for 2020, is currently expected to be very strong.  Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD.  These are factors over which we have no control.

We ended the first quarter of fiscal 2020 with a total of 1,104 company-owned screens in 90 theatres and six managed screens in one theatre, compared to 1,092 company-owned screens in 89 theatres and six managed screens in one theatre at the end of the first quarter of fiscal 2019.  We opened a new eight-screen Movie Tavern by Marcus theatre in Brookfield, Wisconsin early in our fiscal 2019 fourth quarter and added four new screens to an existing Movie Tavern theatre during the first quarter of fiscal 2020.  We also completed the addition of DreamLoungerSM recliner seating and added a new SuperScreen DLX® to that same Movie Tavern theatre during the first quarter of fiscal 2020.  During the first quarter of fiscal 2020, we began projects that would add DreamLounger recliner seating to another Movie Tavern theatre and add DreamLounger recliner seating, as well as Reel Sizzle and Take Five Lounge outlets, to a Marcus Wehrenberg theatre, but those projects have temporarily been put on hold as a result of the COVID-19 pandemic. We also have temporarily stopped construction of a new nine-screen theatre in Tacoma, Washington.  We currently expect to restart these projects when conditions warrant.

Hotels and Resorts

The following table sets forth revenues, operating loss and operating margin for our hotels and resorts division for the first quarter of fiscal 2020 and fiscal 2019 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2020	F2019	Amt.	Pct.
Revenues	$50.2	$55.1	$(4.9)	(8.9)%
Operating loss	(10.9)	(3.2)	(7.7)	(244.2)%
Operating margin (% of revenues)	(21.6)%	(5.7)%

The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the first quarter of fiscal 2020 and fiscal 2019 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2020	F2019	Amt.	Pct.
Room revenues	$17.0	$18.9	$(1.9)	(10.3)%
Food and beverage revenues	13.6	15.8	(2.2)	(13.7)%
Other revenues	11.0	12.2	(1.2)	(9.7)%
	41.6	46.9	(5.3)	(11.3)%
Cost reimbursements	8.6	8.2	0.4	(4.9)%
Total revenues	$50.2	$55.1	$(4.9)	(8.9)%

Our first quarter is typically the weakest quarter of our fiscal year for our hotels and resorts division due to the traditionally reduced level of travel at our predominantly Midwestern portfolio of owned properties.  Division revenues decreased during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 due entirely to COVID-19 related cancellations in March 2020.  In addition, due to extremely low occupancy rates, we closed five of our eight company-owned hotels and resorts on March 24, 2020, further reducing revenues during the fiscal 2020 first quarter.  Last year, we closed the former InterContinental Milwaukee hotel during the first week of January to begin a major renovation that converted this hotel into the Saint Kate.  Excluding this hotel, total revenues during the first quarter of fiscal 2020 decreased by 12.2% compared to the first quarter of fiscal 2019.

Room revenues decreased during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 due to COVID-19 related cancellations during March 2020 and the closure of five company-owned hotels and resorts for the final two days of the quarter, partially offset by room revenues from the Saint Kate, which was not open last year during the first quarter.  Excluding the Saint Kate, room revenues during the first quarter of fiscal 2020 decreased by 14.4% compared to the first quarter of fiscal 2019. Food and beverage revenues decreased during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 due to the loss of March banquet and catering revenues as groups cancelled due to the COVID-19 pandemic.  In addition, our restaurants and bars were required to close during the last 10 days of the fiscal 2020 quarter due to the COVID-19 pandemic.   Excluding the Saint Kate, food and beverage revenues during the first quarter of fiscal 2020 decreased by 19.8% compared to the first quarter of fiscal 2019.  Other revenues decreased due primarily to reduced revenues from our condo hotels and decreased management fees.  Cost reimbursements increased during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 due to the addition of a new large management contract last year.

Our hotels and resorts division operating loss increased and operating margin declined during our fiscal 2020 first quarter compared to the first quarter of fiscal 2019 due primarily to the impact of the revenue losses described above.  In addition, our hotels and resorts division operating loss during the first quarter of fiscal 2020 was negatively impacted by nonrecurring expenses totaling approximately $2.7 million related to expenses incurred (primarily payroll continuation payments to employees temporarily laid off) due to the closing of five of our eight company-owned hotels and resorts during the quarter. Our operating loss during the first quarter of fiscal 2019 was negatively impacted by approximately $1.2 million of preopening expenses related to our conversion of the InterContinental Milwaukee hotel into the Saint Kate.

The following table sets forth certain operating statistics for the first quarter of fiscal 2020 and fiscal 2019, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	First Quarter(1)
			Variance
	F2020	F2019	Amt.		Pct.
Occupancy percentage	55.6%	64.6%	(9.0)	pts	(13.9)%
ADR	$129.20	$130.05	$(0.85)		(0.7)%
RevPAR	$71.84	$84.05	$(12.21)		(14.5)%

(1)	These operating statistics represent averages of our seven distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort. The statistics exclude the Saint Kate, which was closed last year during the first quarter.

RevPAR decreased at six of our seven comparable company-owned properties during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019.  Our Hilton Madison hotel experienced an increase in RevPAR because it was undergoing a major renovation during the fiscal 2019 first quarter.  Excluding the Hilton Madison hotel, our remaining six comparable company-owned hotels experienced a RevPAR decrease of 17.5% during the first quarter of fiscal 2020 compared to the prior year period. According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2020 first quarter results, comparable “upper upscale” hotels throughout the United States experienced a decrease in RevPAR of 20.9% during our fiscal 2020 first quarter compared to the same weeks last year.  Data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced a decrease in RevPAR of 25.1% during our fiscal 2020 first quarter.  Thus, we believe we outperformed the industry and our competitive sets during the fiscal 2020 first quarter.

A decline in group business contributed significantly to our reduced revenues during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019, as groups were among the first customer segments to begin cancelling as COVID-19 pandemic concerns grew.  As described above, a decrease in group business subsequently led to a corresponding decrease in banquet and catering revenues.  Although cancellations significantly impacted our occupancy rates during the first quarter, our comparable ADR decreased only slightly during the first quarter of fiscal 2020 compared to the prior year quarter.  Two of our seven comparable company-owned hotels (including the Hilton Madison hotel, but excluding the Saint Kate) reported increased ADR during the fiscal 2020 first quarter compared to the first quarter of fiscal 2019.  It is generally more difficult to increase ADR during our slower winter season, as overall occupancy is at its lowest.

Early in our fiscal 2020 second quarter, we closed our remaining three company-owned hotels. Looking to future periods, our company-owned hotels have experienced a significant decrease in group bookings for the second quarter of fiscal 2020 compared to the same period last year.  As of the date of this report, our group room revenue bookings for the second half of fiscal 2020 - commonly referred to in the hotels and resorts industry as “group pace” - is running slightly behind our group room revenue bookings for the second half last year at this time and it is possible group pace may worsen if we receive additional cancellations in the coming months.  Group pace for fiscal 2021 is currently running behind where we were last year at this time for fiscal 2020.  Banquet and catering revenue pace for the second half of fiscal 2020 is currently about even with where we were last year at this same time and is slightly ahead for fiscal 2021 compared to where we were last year at this time for fiscal 2020.

Forecasting what future RevPAR growth or decline will be when our hotels reopen is very difficult at this time.  Hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product, so we will be monitoring the economic environment very closely. After past shocks to the system, such as 9/11 and the 2008 financial crisis, hotel demand took longer to recover than other components of the economy.  Conversely, we now anticipate that hotel supply growth will be limited for the foreseeable future, which can be beneficial for our existing hotels.  As of the date of this report, it was still uncertain what it will look like when Milwaukee hosts the Democratic National Convention in August 2020 (moved from July 2020). The status of the Ryder Cup in September 2020, which is scheduled to be held approximately one hour north of Milwaukee, is also uncertain at this time.  Overall, we generally expect our revenue trends to track or exceed the overall industry trends, particularly in our respective markets.

Our hotels and resorts division operating results during the first quarter of fiscal 2020 benefited from a new management contract added during fiscal 2019 – the 468-room Hyatt Regency Schaumburg hotel in Schaumburg, Illinois.  Conversely, we ceased management of the Heidel House Resort & Spa in Green Lake, Wisconsin and the Sheraton Chapel Hill Hotel in Chapel Hill, North Carolina, during fiscal 2019, partially offsetting the impact of the new contract.  All of our managed hotels closed early in our fiscal 2020 second quarter due to extremely low occupancy as a result of the COVID-19 pandemic.  In addition, early in our fiscal 2020 second quarter, we ceased management of the Hilton Garden Inn Houston NW/Willowbrook in Houston, Texas.

During our fiscal 2020 first quarter, Michael R. Evans joined us as the new president of Marcus® Hotels & Resorts.  Mr. Evans is a proven lodging industry executive with more than 20 years of experience in the hospitality industry with companies such as Marriott International, Inc. and MGM Resorts International.  We believe that Mr. Evans’ proven development, operating and leadership experience and strong roots in the hospitality industry make him extremely qualified to build on our hotels and resorts division’s long history of success.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our movie theatre and hotels and resorts businesses, when open and operating normally, each generate significant and consistent daily amounts of cash, subject to previously-noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases.  Under normal circumstances, we believe that these relatively consistent and predictable cash sources, as well as the availability of unused credit lines, would be adequate to support the ongoing operational liquidity needs of our businesses.  A detailed description of our liquidity situation as of March 26, 2020 is described in detail above in the “Impact of the COVID-19 Pandemic” section of this MD&A.

We and several banks are party to the Credit Agreement, which provides for a revolving credit facility that matures on January 9, 2025, with an initial maximum aggregate amount of availability of $225 million.  On April 29, 2020, we entered into the Amendment to our Credit Agreement.

The Amendment amends the Credit Agreement to provide for an initial $90.8 million term loan facility that matures on April 28, 2021.  The term loan facility may be increased by our company from time to time prior to 180 days after April 29, 2020 up to an aggregate amount of $100 million, provided that certain conditions are satisfied, including the consent of each lender participating in such increase.  We will use borrowings under the term loan facility to pay down revolving loans, to pay costs and expenses related to the Amendment, and for general corporate purposes.

Borrowings under the Credit Agreement bear interest at a variable rate equal to: (i) LIBOR, subject to a 1% floor, plus a specified margin; or (ii) the base rate (which is the highest of (a) the prime rate, (b) the greater of the federal funds rate and the overnight bank funding rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR plus a specified margin based upon our consolidated debt to capitalization ratio as of the most recent determination date.  Pursuant to the Amendment, as of April 29, 2020: (A) in respect of revolving loans, (1) our company is charged a facility fee equal to 0.40% of the total revolving credit facility commitment and (2) the specified margin is 2.1% for LIBOR borrowings and 1.1% for ABR borrowings, which specified margin will remain in effect until the end of the first fiscal quarter ending after the end of any period in which any portion of the term loan facility remains outstanding or the testing of any financial covenant in the Credit Agreement is suspended (the “Specified Period”); and (B) in respect of term loans, the specified margin is 2.5% for LIBOR borrowings and 1.5% for ABR borrowings, in each case, at all times.

The Amendment also amends the Credit Agreement to modify various restrictions and covenants applicable to our company and certain of our subsidiaries.  Among other modifications, the Amendment amends the Credit Agreement to include restrictions on our ability and certain of our subsidiaries to incur additional indebtedness, pay dividends and other distributions, and make voluntary prepayments on or defeasance of our 4.02% Senior Notes due August 2025 and 4.32% Senior Notes due February 2027.  Further, the Amendment amends the Credit Agreement to: (i) suspend testing of the minimum consolidated fixed charge coverage ratio of 3.0 to 1.0 until the earlier to occur of (a) the end of our fiscal third quarter in 2021 and (b) the last day of our fiscal quarter in which we provide notice to the administrative agent that we are reinstating the testing of such ratio; (ii) add a covenant requiring our consolidated EBITDA to be greater than (a) negative $57 million as of June 25, 2020 for the fiscal quarter then ending, (b) negative $90 million as of September 24, 2020 for the two consecutive fiscal quarters then ending, (c) negative $65 million as of December 31, 2020 for the three consecutive fiscal quarters then ending, (d) negative $40 million as of April 1, 2021 for the four consecutive fiscal quarters then ending, and (e) $42 million as of July 1, 2021 for the four consecutive fiscal quarters then ending; (iii) add a covenant requiring our consolidated liquidity to be greater than (a) $102 million as of June 25, 2020, (b) $67 million as of September 24, 2020, (c) $78.5 million as of December 31, 2020, (d) $83 million as of April 1, 2021, and (e) $103.5 million as of July 1, 2021, which minimum liquidity amounts will be reduced by $50 million for each such testing date if the term loans are paid in full as of such date; and (iv) add a covenant prohibiting our company and certain of our subsidiaries from incurring or making capital expenditures, in the aggregate for our company and such subsidiaries, (a) during the period from April 1, 2020 through December 31, 2020, in excess of $22.5 million plus certain adjustments, or (b) during our 2021 fiscal year, in excess of $50 million plus certain adjustments.

Pursuant to the Amendment, we are required to apply net cash proceeds received from certain events, including certain asset dispositions, casualty losses, condemnations, equity issuances, capital contributions, and the incurrence of certain debt, to prepay outstanding term loans.  In addition, if, at any time during the Specified Period our company and certain of our subsidiaries’ aggregate unrestricted cash on hand exceeds $125 million, the Amendment requires us to prepay revolving loans under the Credit Agreement by the amount of such excess, without a corresponding reduction in the revolving commitments under the Credit Agreement.

In connection with the Amendment: (i) our company and certain of our subsidiaries pledged, subject to certain exceptions, security interests and liens in and on (a) substantially all of their respective personal property assets and (b) certain of their respective real property assets, in each case, to secure the Credit Agreement and related obligations; and (ii) certain subsidiaries of the Company have guaranteed our obligations under the Credit Agreement.  The foregoing security interests, liens and guaranties will remain in effect until the Collateral Release Date (as defined in the Amendment).

The Credit Agreement contains customary events of default.  If an event of default under the Credit Agreement occurs and is continuing, then, among other things, the lenders may declare any outstanding obligations under the Credit Agreement to be immediately due and payable and exercise rights and remedies against the pledged collateral.

On April 29, 2020, our company and certain purchasers entered into amendments (the “Note Amendments”) to the Note Purchase Agreement, dated June 27, 2013, and the Note Purchase Agreement, dated December 21, 2016 (collectively, the “Note Purchase Agreements”).  Pursuant to the Note Purchase Agreements, we previously issued and sold $50 million in aggregate principal amount of our 4.02% Senior Notes due August 2025 and $50 million in aggregate principal amount of our 4.32% Senior Notes due February 2027 (collectively, the “Notes”) in private placements exempt from the registration requirements of the Securities Act of 1933, as amended.

The Note Amendments amend certain covenants and other terms of the Note Purchase Agreements to: (i) suspend testing of the consolidated fixed charge coverage ratio of 2.50 to 1.0 until the earlier to occur of (a) the end of our fiscal third quarter in 2021 and (b) the last day of our fiscal quarter in which we provide notice to the administrative agent that we are reinstating the testing of such ratio; (ii) add a covenant requiring our consolidated EBITDA to be greater than (a) negative $57 million as of June 25, 2020 for the fiscal quarter then ending, (b) negative $90 million as of September 24, 2020 for the two consecutive fiscal quarters then ending, (c) negative $65 million as of December 31, 2020 for the three consecutive fiscal quarters then ending, (d) negative $40 million as of April 1, 2021 for the four consecutive fiscal quarters then ending, and (e) $42 million as of July 1, 2021 for the four consecutive fiscal quarters then ending; (iii) add a covenant requiring our consolidated liquidity to be greater than (a) $102 million as of June 25, 2020, (b) $67 million as of September 24, 2020, (c) $78.5 million as of December 31, 2020, (d) $83 million as of April 1, 2021, and (e) $103.5 million as of July 1, 2021, which minimum liquidity amounts will be reduced by $50 million for each such testing date if the term loans under the Credit Agreement are paid in full as of such date; and (iv) add a covenant prohibiting our company and certain of our subsidiaries from incurring or making capital expenditures, in the aggregate for our company and such subsidiaries, (a) during the period from April 1, 2020 through December 31, 2020, in excess of $22.5 million plus certain adjustments, or (b) during our 2021 fiscal year, in excess of $50 million plus certain adjustments.

Additionally, from April 29, 2020 until the last day of the first fiscal quarter ending after the Collateral Release Date (as defined in the Note Amendments), we are required to pay a fee to each Note holder in an amount equal to 0.725% of the aggregate principal amount of Notes held by such holder.  Such fee is payable quarterly (0.18125% of the aggregate principal amount of the Notes per quarter) commencing with the fiscal quarter ending June 25, 2020.

In connection with the Note Amendments: (i) our company and certain of our subsidiaries have pledged, subject to certain exceptions, security interests and liens in and on (a) substantially all of their respective personal property assets and (b) certain of their respective real property assets, in each case, to secure the Notes and related obligations; and (ii) certain subsidiaries of our have guaranteed our obligations under the Note Purchase Agreements and the Notes.  The foregoing security interests, liens and guaranties will remain in effect until the Collateral Release Date.

The Note Purchase Agreements contain customary events of default.  If an event of default under the Note Purchase Agreements occurs and is continuing, then, among other things, all Notes then outstanding become immediately due and payable and the Note holders may exercise their rights and remedies against the pledged collateral.

We believe that the actions that have been taken will allow us to have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements. However, future compliance with our debt covenants could be impacted if we are unable to resume operations as currently expected.

Financial Condition

Net cash used in operating activities totaled $16.6 million during the first quarter of fiscal 2020, compared to net cash provided by operating activities of $8.0 million during the first quarter of the fiscal 2019.  The $24.6 million decrease in net cash provided by operating activities was due primarily to reduced net earnings and the unfavorable timing in the payment of accounts payable and payment of income taxes, partially offset by the favorable timing in the collection of accounts receivable during the first quarter of fiscal 2020.

Net cash used in investing activities during the first quarter of fiscal 2020 totaled $10.2 million, compared to $46.1 million during the first quarter of fiscal 2019.  The decrease in net cash used in investing activities of $35.9 million was primarily the result of the $29.6 million cash consideration in the Movie Tavern Acquisition during the first quarter of fiscal 2019.  We did not incur any acquisition-related capital expenditures during the first quarter of fiscal 2020.  A decrease in capital expenditures also contributed to the decrease in net cash used in investing activities during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $10.0 million during the first quarter of fiscal 2020 compared to $13.7 million during the first quarter of fiscal 2019.

Fiscal 2020 first quarter cash capital expenditures included approximately $7.2 million incurred in our theatre division, including costs associated with the addition of four new screens, DreamLounger recliner seating and a SuperScreen DLX auditorium at an existing Movie Tavern theatre.  We also began projects to add DreamLounger recliner seating, as well as Reel Sizzle and Take Five Lounge outlets, to an existing Marcus Wehrenberg theatre and DreamLounger recliner seating to an existing Movie Tavern theatre.  We also incurred capital expenditures in our hotels and resorts division during the first quarter of fiscal 2020 of approximately $2.4 million, consisting primarily of normal maintenance capital projects.  Fiscal 2019 first quarter cash capital expenditures included approximately $4.9 million incurred in our theatre division, including costs associated with the addition of DreamLounger recliner seating and new UltraScreen and SuperScreen DLX auditoriums to existing theatres.  We also incurred capital expenditures in our hotels and resorts division during the first quarter of fiscal 2019 of approximately $8.6 million, consisting primarily of costs associated with the conversion of the Saint Kate and renovation of the Hilton Madison hotel, as well as normal maintenance capital projects at our other properties.

Net cash provided by financing activities during the first quarter of fiscal 2020 totaled $132.4 million compared to $29.4 million during the first quarter of fiscal 2019.  As described above, we drew down on the full amount available under our revolving credit facility during the first quarter of fiscal 2020 (after taking into consideration outstanding letters of credit that reduce revolver availability).  As a result, we added $188.0 million of new short-term borrowings, and we made $49.0 million of repayments on short-term borrowings during the first quarter of fiscal 2020 (net increase in borrowings on our credit facility of $139.0 million).  During fiscal 2019, we used excess cash during the first quarter to reduce our borrowings under our revolving credit facility.  As short-term borrowings became due, we replaced them as necessary with new short-term borrowings.  During the fiscal 2019 first quarter, we also used borrowings from our revolving credit facility to fund the cash consideration in the Movie Tavern Acquisition.  As a result, we added $73.0 million of new short-term borrowings, and we made $38.0 million of repayments on short-term borrowings during the first quarter of fiscal 2019 (net increase in borrowings on our credit facility of $35.0 million).

We did not issue any new long-term debt during the first quarters of fiscal 2020 and fiscal 2019.  As described above, we did incur $90.8 million of new debt early in our fiscal 2020 second quarter, the majority of which was used to repay existing borrowings under our revolving credit facility.  Principal payments on long-term debt were $177,000 during the first quarter of fiscal 2020 compared to payments of $217,000 during the first quarter of fiscal 2019.  Our debt-to-capitalization ratio (excluding our finance and operating lease obligations) was 0.37 at March 26, 2020, compared to 0.26 at December 26, 2019.

We repurchased approximately 8,600 shares of our common stock for approximately $274,000 in conjunction with the payment of income taxes on vested restricted stock during the first quarter of fiscal 2020, compared to 11,000 shares repurchased for approximately $428,000 in conjunction with the exercise of stock options during the first quarter of fiscal 2019.  As of March 26, 2020, approximately 2.7 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. We expect that we will execute any future repurchases on the open market or in privately-negotiated transactions, depending upon a number of factors, including prevailing market conditions.  As described above, the Amendment currently restricts our ability to repurchase shares in the open market until such time as we have paid off the new Term Loan A and returned to compliance with our prior covenants under the Credit Agreement.

In conjunction with the Movie Tavern Acquisition, we issued 2,450,000 shares of our common stock to the seller during the first quarter of fiscal 2019. This non-cash transaction reduced treasury stock and increased capital in excess of par by the value of the shares at closing of approximately $109.2 million.

Dividend payments during the first quarter of fiscal 2020 totaled $5.1 million compared to dividend payments of $4.8 million during the first quarter of fiscal 2019.  The increase in dividend payments was primarily the result of a 6.3% increase in our regular quarterly dividend payment rate initiated in March 2020.  As described above, the Amendment requires us to temporarily suspend our quarterly dividend payments for the remainder of 2020 and limits the total amount of quarterly dividend payments during the first two quarters of fiscal 2021, unless the Term Loan A is repaid and we are in compliance with prior financial covenants under the Credit Agreement, at which point we have the ability to declare quarterly dividend payments as we deem appropriate.

We previously indicated that we expected our full-year fiscal 2020 capital expenditures, (excluding any significant unidentified acquisitions), to be in the $65-$85 million range.  As described above, in response to the COVID-19 pandemic and the temporary closure of all of our theatres and hotels, we have temporarily discontinued all non-essential capital expenditures and paused several projects that we had begun during the first quarter of fiscal 2020.  The Amendment also restricts the amount of capital expenditures that we may incur during the remainder of fiscal 2020 and first half of fiscal 2021.  As a result, we now believe our fiscal 2020 capital expenditures may be in the $20-$30 million range.  Once the restrictions on our capital expenditures are removed, the actual timing and extent of the implementation of all of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends, and the availability of attractive opportunities.  It is likely that our plans will continue to evolve and change in response to these and other factors.

Critical Accounting Policy Update

Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level. When reviewing goodwill for impairment, we consider the amount of excess fair value over the carrying value of the reporting unit, the period of time since the last quantitative test, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, we assess numerous factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. Examples of qualitative factors that we assess include our share price, our financial performance, market and competitive factors in our industry, and other events specific to the reporting unit. If we conclude that it is more likely than not that the fair value of our reporting unit is less than its carrying value, we perform a quantitative test by comparing the carrying value of the reporting unit to the estimated fair value. Primarily all of our goodwill relates to our theatre segment. Due to the COVID-19 pandemic and the temporary closing of all of our theatre locations, we determined that a triggering event occurred during the 13 weeks ended March 26, 2020 and performed a quantitative analysis. In order to determine fair value, we used assumptions based on information available to us as of March 26, 2020, including both market data and forecasted cash flows. We then used this information to determine fair value and determined that the fair value of our theatre reporting unit exceeded our carrying value by approximately 20% and deemed that no impairment was indicated as of March 26, 2020. If we are unable to achieve our forecasted cash flow or if market conditions worsen, our goodwill could be impaired at a later date.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We have not experienced any material changes in our market risk exposures since December 26, 2019.

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

PART II – OTHER INFORMATION

Item 1A.     Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 26, 2019, except for the addition of the risk factors set forth below:

The COVID-19 Pandemic Has Had and May Continue to Have Adverse Effects on Our Theatre and Hotels and Resorts Businesses, Results of Operations, Liquidity, Cash Flows, Financial Condition, Access to Credit Markets and Ability to Service Our Existing and Future Indebtedness, Some of Which May be Significant.

The recent outbreak of the COVID-19 pandemic has had an unprecedented impact on the world and both of our business segments. The situation continues to be volatile and the social and economic effects are widespread. As an operator of movie theatres, hotels and resorts, restaurants and bars, each of which consists of spaces where customers and guests gather in close proximity, our businesses are significantly impacted by protective actions that federal, state and local governments have taken to control the spread of the pandemic. These actions include, among other things, declaring national and state emergencies, encouraging social distancing, restricting freedom of movement, mandating non-essential business closures and issuing shelter-in-place, quarantine and stay-at-home orders.

As a result of these measures, we temporarily closed all of our theatres on March 17, 2020, and we currently are not generating any revenues from our theatre operations (other than some limited online sales and curbside sales of popcorn, pizza and other assorted food and beverage items).  We also temporarily closed all of our hotel restaurants and bars at approximately the same time and closed five of our eight company-owned hotels and resorts on March 24, 2020 due to a significant reduction in occupancy at those hotels.  We announced the closing of our remaining three company-owned hotels on April 8, 2020.  We currently are not generating any revenues from our hotels and resorts operations.

We have also (i) temporarily suspended quarterly dividend payments, (ii) halted all non-essential operating and capital expenditures, (iii) temporarily laid-off the majority of our hourly theatre and hotel associates, in addition to temporarily reducing property management and corporate office staff levels, (iv) temporarily reduced salaries of all remaining employees, including a 50% salary reduction for our chairman and president and CEO, and (iv) taken additional measures to preserve cash and improve liquidity. Additionally, we have sought and received a waiver of our compliance with the consolidated fixed charge coverage ratio covenant in our existing Credit Agreement and all of our senior notes, in each case, until September 2021.

Although we believe the closure of our theatres and hotels is temporary, we cannot predict when the effects of the COVID-19 pandemic will subside or when our businesses will return to normal levels. The longer and more severe the pandemic, including repeat or cyclical outbreaks beyond the one we are currently experiencing, the more severe the adverse effects will be on our businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness.

Even when the COVID-19 pandemic subsides, we cannot guarantee that we will recover as rapidly as other industries. For example, once federal, state and local government restrictions are lifted, it is unclear how quickly patrons will return to our theatres and hotels, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses, among other things. Even once theatres and hotels are reopened, a single case of COVID-19 in a theatre or hotel could result in additional costs and further closures. If we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate, we could suffer damage to our reputation, which could adversely affect our businesses.

Furthermore, the effects of the pandemic on our businesses could be long-lasting and could continue to have adverse effects on our businesses, results of operations, liquidity, cash flows and financial condition, some of which may be significant, and may adversely impact our ability to operate our businesses after our temporary closure ends on the same terms as we conducted business prior to the pandemic. Significant impacts on our businesses caused by the COVID-19 pandemic may include, among others:

●	lack of availability of films in the short- or long-term, including as a result of (i) major film distributors releasing scheduled films on alternative channels or (ii) disruptions of film production;
●	decreased attendance at our theatres after they reopen, including due to (i) continued safety and health concerns or (ii) a change in consumer behavior in favor of alternative forms of entertainment;
●	reduced travel from our various leisure, business transient and group business customers;
●	cancellation of major events that were expected to benefit our hotels and resorts division, including the Democratic National Convention in August 2020 and the Ryder Cup in September 2020;
●	our inability to negotiate favorable rent payment terms with our landlords;
●	unavailability of employees and/or their inability or unwillingness to conduct work under any revised work environment protocols;
●	increased risks related to employee matters, including increased employment litigation and claims relating to terminations or furloughs caused by theatre and hotel closures;
●	reductions and delays to planned operating and capital expenditures;
●	potential impairment charges;
●	our inability to generate significant cash flow from operations if our theatres and/or hotels and resorts continue to experience demand at levels significantly lower than historical levels, which could lead to a substantial increase in indebtedness and negatively impact our ability to comply with the financial covenants, if applicable, in our debt agreements;
●	our inability to access lending, capital markets and other sources of liquidity, if needed, on reasonable terms, or at all, or obtain amendments, extensions and waivers;
●	our inability to effectively meet our short- and long-term obligations; and
●	our inability to service our existing and future indebtedness.

Additionally, although we intend to seek available benefits under the CARES Act, or any subsequent governmental relief bills, we cannot predict the manner in which any benefits under the CARES Act, or any subsequent governmental relief bills, will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. Accessing these benefits and our response to the COVID-19 pandemic have required our management team to devote extensive resources and are likely to continue to do so in the near future, which negatively affects our ability to implement our business plan and respond to opportunities.

The Duration of the COVID-19 Pandemic and Related Shelter-in-Place and Social Distancing Requirements and the Level of Customer Demand Following the Relaxation of Such Requirements May Adversely Affect Our Financial Results.

As noted above, due to the COVID-19 pandemic, our operations at our theatres and hotels and resorts have been suspended temporarily, and there is uncertainty as to when we will be permitted to reopen our facilities. Because we operate in several different jurisdictions, we may be able to reopen some, but not all, of our theatres and hotels and resorts within a certain timeframe.  Our current expectation is that, when we do reopen, we will open to capacity limitations.  A reduction in capacity does not necessarily translate to an equal reduction in potential revenues.  Reduced capacity may potentially impact attendance on $5 Tuesdays and on opening weekends of major new film releases, but based upon our past experience, we believe that customers will adapt to reduced seat availability by shifting their attendance to different days and times of day. However, fears and concerns regarding the COVID-19 pandemic could cause our customers to avoid assembling in public spaces for some time despite the relaxation of shelter-in-place and social distancing measures. Although we believe we have sufficient resources to fund our operations well into 2021 in the unlikely event that shelter-in-place, stay-at-home and social distancing requirements last substantially beyond the currently mandated closure periods, we have no control over and cannot predict the length of the closure of our theatres and hotels and resorts due to the COVID-19 pandemic. If we are unable to generate revenues due to a prolonged period of closure or experience significant declines in our businesses volumes upon reopening, this would negatively impact our ability to remain in compliance with our debt covenants and meet our payment obligations. In such an event, we would either seek covenant waivers or attempt to amend our covenants, though there is no certainty that we would be successful in such efforts. Additionally, we could seek additional liquidity through the issuance of new debt. Our ability to obtain additional financing and the terms of any such additional financing would depend in part on factors outside of our control.

In addition to the specific risks described above, the COVID-19 pandemic (including federal, state and local governmental responses, broad economic impacts and market disruptions) has heightened the materiality of the other risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 26, 2019.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated. All of these repurchases were made in conjunction with the payment of income taxes on vested restricted stock pursuant to the publicly announced repurchase authorization described below.

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total Number of		Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced	Under the Plans
Period	Purchased	Paid per Share	Programs (1)	or Programs (1)
December 27 - January 30	—	$—	—	2,756,561
January 31 - February 27	8,551	32.06	8,551	2,748,010
February 28 - March 26	—	—	—	2,748,010
Total	8,551	$32.06	8,551	2,748,010

(1)	Through March 26, 2020, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of March 26, 2020, we had repurchased approximately 8.9 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 6.         Exhibits

3.1	By-Laws of The Marcus Corporation, as amended on April 9, 2020

4.1

First Amendment to Credit Agreement, dated April 29, 2020, among The Marcus Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated April 30, 2020.]

4.2

First Amendment to Note Purchase Agreement date as of June 27, 2013, dated April 29, 2020, among The Marcus Corporation and the several purchasers listed in the schedules attached thereto. [Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated April 30, 2020.]

4.3

First Amendment to Note Purchase Agreement dated as of December 21, 2016, dated April 29, 2020, among The Marcus Corporation and the several purchasers listed in the schedules attached thereto. [Incorporated by reference to our Current Report on Form 8-K dated April 30, 2020.]

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: May 12, 2020	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: May 12, 2020	By:	/s/ Douglas A. Neis
Douglas A. Neis
Executive Vice President, Chief Financial Officer and Treasurer

S-1