Form 10-Q
period 2020-06-25
MARCUS CORP
filed 2020-08-04
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2020

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

COMMON STOCK OUTSTANDING AT JULY 31, 2020 – 23,135,198

CLASS B COMMON STOCK OUTSTANDING AT JULY 31, 2020 – 7,925,254

THE MARCUS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

	June 25,	December 26,
(in thousands, except share and per share data)	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$79,596	$20,862
Restricted cash	8,385	4,756
Accounts receivable, net of reserves of $1,272 and $762, respectively	7,312	29,465
Refundable income taxes	51,580	5,916
Other current assets	11,117	18,265
Total current assets	157,990	79,264

Property and equipment:
Land and improvements	151,223	152,434
Buildings and improvements	762,340	761,511
Leasehold improvements	165,521	164,083
Furniture, fixtures and equipment	381,385	377,404
Finance lease right-of-use assets	74,504	74,357
Construction in progress	8,725	4,043
Total property and equipment	1,543,698	1,533,832
Less accumulated depreciation and amortization	648,229	610,578
Net property and equipment	895,469	923,254

Operating lease right-of-use assets	240,790	243,855

Other assets:
Investments in joint ventures	3,138	3,595
Goodwill	75,235	75,282
Other	32,775	33,936
Total other assets	111,148	112,813

TOTAL ASSETS	$1,405,397	$1,359,186

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

	June 25,	December 26,
(in thousands, except share and per share data)	2020	2019

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,585	$49,370
Taxes other than income taxes	16,864	20,613
Accrued compensation	8,837	18,055
Other accrued liabilities	53,414	61,134
Short-term borrowings	90,218	—
Current portion of finance lease obligations	2,809	2,571
Current portion of operating lease obligations	18,971	13,335
Current maturities of long-term debt	2,312	9,910
Total current liabilities	205,010	174,988

Finance lease obligations	19,877	20,802

Operating lease obligations	235,291	232,111

Long-term debt	257,409	206,432

Deferred income taxes	57,109	48,262

Deferred compensation and other	57,721	55,133

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock, $1 par; authorized 50,000,000 shares; issued 23,264,259 shares at June 25, 2020 and 23,253,744 shares at December 26, 2019	23,264	23,254
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 7,925,254 shares at June 25, 2020 and 7,935,769 shares at December 26, 2019	7,926	7,936
Capital in excess of par	147,690	145,549
Retained earnings	410,359	461,884
Accumulated other comprehensive loss	(12,995)	(12,648)
	576,244	625,975
Less cost of Common Stock in treasury (124,568 shares at June 25, 2020 and 242,853 shares at December 26, 2019)	(3,264)	(4,540)
Total shareholders' equity attributable to The Marcus Corporation	572,980	621,435
Noncontrolling interest	—	23
Total equity	572,980	621,458

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,405,397	$1,359,186

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings (Loss)

	June 25, 2020		June 27, 2019
(in thousands, except per share data)	13 Weeks	26 Weeks	13 Weeks	26 Weeks

Revenues:
Theatre admissions	$154	$55,549	$83,055	$142,024
Rooms	857	17,846	28,194	47,132
Theatre concessions	1,104	47,034	67,920	115,075
Food and beverage	586	14,200	18,615	34,398
Other revenues	3,297	22,073	22,533	43,362
	5,998	156,702	220,317	381,991
Cost reimbursements	1,935	10,691	12,183	20,548
Total revenues	7,933	167,393	232,500	402,539

Costs and expenses:
Theatre operations	8,640	62,656	76,193	132,571
Rooms	1,866	11,521	10,309	19,344
Theatre concessions	831	23,042	25,049	42,318
Food and beverage	1,151	15,616	14,902	28,511
Advertising and marketing	1,075	6,465	6,101	11,011
Administrative	11,178	28,910	18,950	36,809
Depreciation and amortization	18,845	37,878	18,273	34,258
Rent	6,328	13,282	6,878	12,281
Property taxes	6,025	12,054	5,468	10,861
Other operating expenses	3,121	11,828	10,719	21,602
Impairment charges	—	8,712	—	—
Reimbursed costs	1,935	10,691	12,183	20,548
Total costs and expenses	60,995	242,655	205,025	370,114

Operating income (loss)	(53,062)	(75,262)	27,475	32,425

Other income (expense):
Investment income	836	141	175	648
Interest expense	(3,529)	(6,045)	(3,093)	(6,152)
Other expense	(591)	(1,181)	(480)	(960)
Loss on disposition of property, equipment and other assets	(36)	(48)	(147)	(140)
Equity losses from unconsolidated joint ventures, net	(428)	(485)	(84)	(168)
	(3,748)	(7,618)	(3,629)	(6,772)

Earnings (loss) before income taxes	(56,810)	(82,880)	23,846	25,653
Income taxes (benefit)	(29,906)	(36,476)	5,609	5,622
Net earnings (loss)	(26,904)	(46,404)	18,237	20,031
Net earnings (loss) attributable to noncontrolling interests	125	(23)	171	105
Net earnings (loss) attributable to The Marcus Corporation	$(27,029)	$(46,381)	$18,066	$19,926

Net earnings (loss) per share - basic:
Common Stock	$(0.89)	$(1.53)	$0.60	$0.68
Class B Common Stock	$(0.81)	$(1.39)	$0.54	$0.59

Net earnings (loss) per share - diluted:
Common Stock	$(0.89)	$(1.53)	$0.58	$0.64
Class B Common Stock	$(0.81)	$(1.39)	$0.54	$0.59

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

	June 25, 2020		June 27, 2019
(in thousands)	13 Weeks	26 Weeks	13 Weeks	26 Weeks

Net earnings (loss)	$(26,904)	$(46,404)	$18,237	$20,031

Other comprehensive income (loss), net of tax:

Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $65, $130, $29 and $59, respectively	182	365	80	159

Fair market value adjustment of interest rate swap, net of tax benefit of $60, $348, $163 and $305, respectively	(171)	(985)	(444)	(830)

Reclassification adjustment on interest rate swap included in interest expense, net of tax effect of $65, $96, $4 and $8, respectively	189	273	11	21

Other comprehensive income (loss)	200	(347)	(353)	(650)

Comprehensive income (loss)	(26,704)	(46,751)	17,884	19,381

Comprehensive income (loss) attributable to noncontrolling interests	125	(23)	171	105

Comprehensive income (loss) attributable to The Marcus Corporation	$(26,829)	$(46,728)	$17,713	$19,276

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	26 Weeks Ended
(in thousands)	June 25, 2020	June 27, 2019

OPERATING ACTIVITIES:
Net earnings (loss)	$(46,404)	$20,031
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Losses on investments in joint ventures	485	168
Distributions from joint ventures	—	200
Loss on disposition of property, equipment and other assets	48	140
Impairment charges	8,712	—
Depreciation and amortization	37,878	34,258
Amortization of debt issuance costs	156	179
Share-based compensation	2,178	1,726
Deferred income taxes	9,016	(2)
Deferred compensation and other	2,327	250
Contribution of the Company’s stock to savings and profit-sharing plan	1,315	1,181
Changes in operating assets and liabilities:
Accounts receivable	22,153	(2,388)
Other assets	1,964	158
Operating leases	6,886	(308)
Accounts payable	(35,281)	5,018
Income taxes	(45,664)	5,579
Taxes other than income taxes	(3,749)	1,356
Accrued compensation	(9,218)	(2,252)
Other accrued liabilities	(7,818)	(5,564)
Total adjustments	(8,612)	39,699
Net cash provided by (used in) operating activities	(55,016)	59,730

INVESTING ACTIVITIES:
Capital expenditures	(15,885)	(30,460)
Acquisition of theatres, net of cash acquired and working capital assumed	—	(29,626)
Proceeds from disposals of property, equipment and other assets	1,477	16
Capital contribution in joint venture	(28)	—
Proceeds from sale of trading securities	5,184	—
Other investing activities	113	(5,716)
Net cash used in investing activities	(9,139)	(65,786)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	188,000	162,000
Repayment of borrowings on revolving credit facility	(138,600)	(127,000)
Proceeds from short-term borrowings	90,800	—
Principal payments on long-term debt	(9,266)	(24,032)
Proceeds received from PPP loans expected to be repaid	3,213	—
Debt issuance costs	(1,604)	—
Principal payments on finance lease obligations	(805)	(1,207)
Equity transactions:
Treasury stock transactions, except for stock options	(131)	(316)
Exercise of stock options	56	904
Dividends paid	(5,145)	(9,646)
Distributions to noncontrolling interest	—	(95)
Net cash provided by financing activities	126,518	608

Net increase (decrease) in cash, cash equivalents and restricted cash	62,363	(5,448)
Cash, cash equivalents and restricted cash at beginning of period	25,618	21,927
Cash, cash equivalents and restricted cash at end of period	$87,981	$16,479

Supplemental Information:
Interest paid, net of amounts capitalized	$4,719	$6,032
Income taxes paid	172	44
Change in accounts payable for additions to property, equipment and other assets	(2,764)	4,761

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE 13 AND 26 WEEKS ENDED JUNE 25, 2020

1. General

Basis of Presentation - The unaudited consolidated financial statements for the 13 and 26 weeks ended June 25, 2020 and June 27, 2019 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at June 25, 2020, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2019.

Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 26, 2019, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.

Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $18,852,000 and $37,886,000 for the 13 and 26 weeks ended June 25, 2020, respectively, and $18,284,000 and $34,239,000 for the 13 and 26 weeks ended June 27, 2019, respectively.

Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. This includes quantitative and qualitative factors, including evaluating the historical actual operating performance of the long-lived assets and assessing the potential impact of recent events and transactions impacting the long-lived assets. If such indicators are present, the Company determines if the long-lived assets are recoverable by assessing whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. If the long-lived assets are not recoverable, the Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. During the first quarter of fiscal 2020, the Company determined that indicators of impairment were present. As such, the Company evaluated the value of its property and equipment and the value of its operating lease right-of-use assets and recorded an impairment charge as discussed in Note 3. During the 13 weeks ended June 25, 2020, no indicators of impairment were present.

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

During the first quarter of fiscal 2020, the Company determined that indicators of impairment were present and performed a quantitative test. In order to determine fair value, the Company used assumptions based on information available to it as of March 26, 2020, including both market data and forecasted future cash flows. The Company then used this information to determine fair value. The Company determined that the fair value of the Company's goodwill was greater than its carrying value and thus was not impaired as of that date. There were no indicators of impairment identified during the 13 weeks ended June 25, 2020.

Trade Name Intangible Asset – The Company recorded a trade name intangible asset in conjunction with the Movie Tavern acquisition (See Note 4) that was determined to have an indefinite life. The Company reviews its trade name intangible asset for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. During the first quarter of fiscal 2020, indicators of impairment were present and the Company recorded an impairment charge of $2,200,000 (see Note 3 for further detail). There were no indicators of impairment identified during the 13 weeks ended June 25, 2020.

Earnings (Loss) Per Share - Net earnings (loss) per share (EPS) of Common Stock and Class B Common Stock is computed using the two class method. Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options using the treasury method. Convertible Class B Common Stock is reflected on an if-converted basis when dilutive to Common Stock. The computation of the diluted net earnings (loss) per share of Common Stock assumes the conversion of Class B Common Stock in periods that have net earnings since it would be dilutive to Common Stock earnings per share, while the diluted net earnings (loss) per share of Class B Common Stock does not assume the conversion of those shares.

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings (loss) per share for net earnings (loss) and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks	13 Weeks	26 Weeks	26 Weeks
	Ended	Ended	Ended	Ended
	June 25, 2020	June 27, 2019	June 25, 2020	June 27, 2019

	(in thousands, except per share data)
Numerator:
Net earnings (loss) attributable to The Marcus Corporation	$(27,029)	$18,066	$(46,381)	$19,926
Denominator:
Denominator for basic EPS	31,061	30,897	31,018	30,390
Effect of dilutive employee stock options	—	504	—	558
Denominator for diluted EPS	31,061	31,401	31,018	30,948
Net earnings (loss) per share - basic:
Common Stock	$(0.89)	$0.60	$(1.53)	$0.68
Class B Common Stock	$(0.81)	$0.54	$(1.39)	$0.59
Net earnings (loss) per share - diluted:
Common Stock	$(0.89)	$0.58	$(1.53)	$0.64
Class B Common Stock	$(0.81)	$0.54	$(1.39)	$0.59

For the periods when the Company reports a net loss, the computation of diluted loss per share equals the computation of basic loss per share since common stock equivalents are dilutive due to the net loss.

Shareholders’ Equity - Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interests for the 13 and 26 weeks ended June 25, 2020 and June 27, 2019 was as follows (in thousands, except per share data):

							Shareholders’
							Equity
					Accumulated		Attributable
		Class B	Capital		Other		to The	Non-
	Common	Common	in Excess	Retained	Comprehensive	Treasury	Marcus	controlling	Total
	Stock	Stock	of Par	Earnings	Loss	Stock	Corporation	Interests	Equity
BALANCES AT DECEMBER 26, 2019	$23,254	$7,936	$145,549	$461,884	$(12,648)	$(4,540)	$621,435	$23	$621,458
Cash Dividends:
$.15 Class B Common Stock	—	—	—	(1,224)	—	—	(1,224)	—	(1,224)
$.16 Common Stock	—	—	—	(3,921)	—	—	(3,921)	—	(3,921)
Exercise of stock options	—	—	5	—	—	40	45	—	45
Purchase of treasury stock	—	—	—	—	—	(274)	(274)	—	(274)
Savings and profit-sharing contribution	—	—	299	—	—	1,016	1,315	—	1,315
Reissuance of treasury stock	—	—	2	—	—	46	48	—	48
Issuance of non-vested stock	—	—	(149)	—	—	149	—	—	—
Shared-based compensation	—	—	988	—	—	—	988	—	988
Conversions of Class B Common Stock	10	(10)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(19,352)	(547)	—	(19,899)	(148)	(20,047)
BALANCES AT MARCH 26, 2020	$23,264	$7,926	$146,694	$437,387	$(13,195)	$(3,563)	$598,513	$(125)	$598,388
Exercise of stock options	—	—	(4)	—	—	15	11	—	11
Reissuance of treasury stock	—	—	(17)	—	—	112	95	—	95
Issuance of non-vested stock	—	—	(172)	—	—	172	—	—	—
Shared-based compensation	—	—	1,190	—	—	—	1,190	—	1,190
Other	—	—	(1)	1	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(27,029)	200	—	(26,829)	125	(26,704)
BALANCES AT JUNE 25, 2020	$23,264	$7,926	$147,690	$410,359	$(12,995)	$(3,264)	$572,980	$—	$572,980

							Shareholders’
							Equity
					Accumulated		Attributable
		Class B	Capital		Other		to The	Non-
	Common	Common	in Excess	Retained	Comprehensive	Treasury	Marcus	controlling	Total
	Stock	Stock	of Par	Earnings	Loss	Stock	Corporation	Interests	Equity
BALANCES AT DECEMBER 27, 2018	$22,843	$8,347	$63,830	$439,178	$(6,758)	$(37,431)	$490,009	$110	$490,119
Cash Dividends:
$.15 Class B Common Stock	—	—	—	(1,183)	—	—	(1,183)	—	(1,183)
$.16 Common Stock	—	—	—	(3,633)	—	—	(3,633)	—	(3,633)
Exercise of stock options	—	—	(78)	—	—	532	454	—	454
Purchase of treasury stock	—	—	—	—	—	(428)	(428)	—	(428)
Savings and profit-sharing contribution	—	—	810	—	—	371	1,181	—	1,181
Reissuance of treasury stock	—	—	31	—	—	16	47	—	47
Issuance of non-vested stock	—	—	(127)	—	—	127	—	—	—
Shared-based compensation	—	—	777	—	—	—	777	—	777
Reissuance of treasury stock-acquisition	—	—	77,960	—	—	31,237	109,197	—	109,197
Other	—	—	(109)	—	—	—	(109)	—	(109)
Conversions of Class B Common Stock	411	(411)	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(60)	(60)
Comprehensive income (loss)	—	—	—	1,860	(297)	—	1,563	(66)	1,497
BALANCES AT MARCH 28, 2019	$23,254	$7,936	$143,094	$436,222	$(7,055)	$(5,576)	$597,875	$(16)	$597,859
Cash Dividends:
$.15 Class B Common Stock	—	—	—	(1,155)	—	—	(1,155)	—	(1,155)
$.16 Common Stock	—	—	—	(3,675)	—	—	(3,675)	—	(3,675)
Exercise of stock options	—	—	(27)	—	—	477	450	—	450
Purchase of treasury stock	—	—	—	—	—	(213)	(213)	—	(213)
Reissuance of treasury stock	—	—	182	—	—	96	278	—	278
Issuance of non-vested stock	—	—	(142)	—	—	142	—	—	—
Shared-based compensation	—	—	949	—	—	—	949	—	949
Conversions of Class B Common Stock	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(35)	(35)
Comprehensive income (loss)	—	—	—	18,066	(353)	—	17,713	171	17,884
BALANCES AT JUNE 27, 2019	$23,254	$7,936	$144,056	$449,458	$(7,408)	$(5,074)	$612,222	$120	$612,342

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	June 25,	December 26,
	2020	2019

	(in thousands)
Unrecognized loss on interest rate swap agreements	$(1,594)	$(882)
Net unrecognized actuarial loss for pension obligation	(11,401)	(11,766)
	$(12,995)	$(12,648)

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At June 25, 2020 and December 26, 2019, respectively, the Company’s $488,000 and $5,825,000 of debt and equity securities classified as trading were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At June 25, 2020 and December 26, 2019, respectively, the Company’s $2,157,000 and $1,194,000 liability related to the Company’s interest rate swap contracts was valued using Level 2 pricing inputs.

Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At June 25, 2020 and December 26, 2019, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs. Assets and liabilities that are measured on a non-recurring basis are discussed in Note 3 and Note 4.

Defined Benefit Plan - The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks	13 Weeks	26 Weeks	26 Weeks
	Ended	Ended	Ended	Ended
	June 25, 2020	June 27, 2019	June 25, 2020	June 27, 2019

	(in thousands)
Service cost	$273	$209	$547	$418
Interest cost	344	371	686	742
Net amortization of prior service cost and actuarial loss	247	109	495	218
Net periodic pension cost	$864	$689	$1,728	$1,378

Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of earnings.

Revenue Recognition – The disaggregation of revenues by business segment for the 13 and 26 weeks ended June 25, 2020 is as follows (in thousands):

	13 Weeks Ended June 25, 2020
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$154	$—	$—	$154
Rooms	—	857	—	857
Theatre concessions	1,104	—	—	1,104
Food and beverage	—	586	—	586
Other revenues (1)	557	2,571	169	3,297
Cost reimbursements	34	1,901	—	1,935
Total revenues	$1,849	$5,915	$169	$7,933

	26 Weeks Ended June 25, 2020
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$55,549	$—	$—	$55,549
Rooms	—	17,846	—	17,846
Theatre concessions	47,034	—	—	47,034
Food and beverage	—	14,200	—	14,200
Other revenues (1)	8,260	13,555	258	22,073
Cost reimbursements	217	10,474	—	10,691
Total revenues	$111,060	$56,075	$258	$167,393

(1)	Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.

The disaggregation of revenues by business segment for the 13 and 26 weeks ended June 27, 2019 is as follows (in thousands):

	13 Weeks Ended June 27, 2019
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$83,055	$—	$—	$83,055
Rooms	—	28,194	—	28,194
Theatre concessions	67,920	—	—	67,920
Food and beverage	—	18,615	—	18,615
Other revenues (1)	11,175	11,216	142	22,533
Cost reimbursements	237	11,946	—	12,183
Total revenues	$162,387	$69,971	$142	$232,500

	26 Weeks Ended June 27, 2019
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$142,024	$—	$—	$142,024
Rooms	—	47,132	—	47,132
Theatre concessions	115,075	—	—	115,075
Food and beverage	—	34,398	—	34,398
Other revenues (1)	19,744	23,383	235	43,362
Cost reimbursements	429	20,119	—	20,548
Total revenues	$277,272	$125,032	$235	$402,539

(1)	Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.

The Company had deferred revenue from contracts with customers of $38,654,000 and $43,200,000 as of June 25, 2020 and December 26, 2019, respectively. The Company had no contract assets as of June 25, 2020 and December 26, 2019. During the 26 weeks ended June 25, 2020, the Company recognized revenue of $11,482,000 that was included in deferred revenues as of December 26, 2019. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced ticket sales and the Company’s loyalty program. The decrease in deferred revenue from December 26, 2019 to June 25, 2020 was due to theatre gift card redemptions and advanced movie ticket redemptions during the 26 weeks ended June 25, 2020.

As of June 25, 2020, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $4,634,000 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. The Company recognizes revenue as the tickets are redeemed, which is expected to occur within the next two years.

As of June 25, 2020, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $2,714,000 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. ASU No. 2020-14 is effective as of March 12, 2020 through December 31, 2022. The Company will evaluate the effect the new standard will have on its consolidated financial statements when a replacement rate is chosen.

2. Impact of COVID-19 Pandemic

The COVID-19 pandemic has had an unprecedented impact on the world and both of the Company’s business segments. The situation continues to be volatile and the social and economic effects are widespread. As an operator of movie theatres, hotels and resorts, restaurants and bars, each of which consists of spaces where customers and guests gather in close proximity, the Company’s businesses are significantly impacted by protective actions that federal, state and local governments have taken to control the spread of the pandemic. These actions include, among other things, declaring national and state emergencies, encouraging social distancing, restricting freedom of movement and congregation, mandating non-essential business closures, issuing curfews, limiting business capacity, mandating mask-wearing and issuing shelter-in-place, quarantine and stay-at-home orders.

As a result of these measures, the Company temporarily closed all of its theatres on March 17, 2020, and it currently is not generating any significant revenues from its theatre operations (other than revenues from six theatres opened on a very limited basis in June 2020, five parking lot cinemas and some limited online and curbside sales of popcorn, pizza and other assorted food and beverage items). The Company also temporarily closed all of its hotel division restaurants and bars at approximately the same time and closed five of its eight company-owned hotels and resorts on March 24, 2020 due to a significant reduction in occupancy at those hotels. The Company closed its remaining three company-owned hotels in early April 2020. The Company re-opened four of its company-owned hotels and several of its restaurants and bars during June 2020. The Company’s four remaining company-owned hotels currently remain substantially closed.

Since the COVID-19 crisis began, the Company has been working proactively to preserve cash. In addition to obtaining additional financing and modifying previously existing debt covenants (see Note 5), additional measures the Company has already taken and intends to take in the future to enhance liquidity include:

●	Discontinuing all non-essential operating and capital expenditures;
●	Temporarily laying off the majority of its hourly theatre and hotel associates, in addition to temporarily reducing property management and corporate office staff levels;
●	Temporarily reducing the salary of the Company’s chairman and president and chief executive officer by 50%, as well as reducing the salary of all other executives and remaining divisional/corporate staff;
●	Temporarily eliminating all board of directors cash compensation;
●	Temporarily suspending quarterly dividend payments;
●	Actively working with landlords and major suppliers to modify the timing and terms of certain contractual payments;
●	Evaluating the provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) and utilizing the benefits, relief and resources under those provisions as appropriate (See Note 7); and
●	Evaluating the provisions of any subsequent federal or state legislation enacted as a response to the COVID-19 pandemic.

During the 26 weeks ended June 25, 2020, the Company successfully applied for and received funds under the CARES Act Paycheck Protection Program (PPP) that allowed it to rehire many of its hotel associates for eight weeks during the second quarter of fiscal 2020, as well as fund certain other permitted expenses. The Company's amended credit agreement (see Note 5) also allows the Company to consider additional borrowings from governmental authorities under provisions of the CARES Act or any other subsequent governmental actions that it could avail itself of if it deemed it necessary and appropriate. Although the Company has sought and obtained, and intends to continue to seek, any available potential benefits under the CARES Act, including those described above, it cannot predict the manner in which such benefits will be allocated or administered, and it cannot assure shareholders that it will be able to access such benefits in a timely manner or at all.

As of the date of this report, the Company  expects the majority of its theatres to reopen in late August based upon the current film slate. State and local governmental restrictions have been lifted in the vast majority of the markets in which the Company operates, allowing movie theatres to reopen. On June 11, 2020, the Company announced a phased reopening plan that began with the opening of six of its theatres on June 19, 2020 in multiple markets, with a primary goal of testing new operating protocols in accordance with local health and safety guidelines designed to prioritize the safety and well-being of its associates and guests. Prior to closing its theatres, the Company had announced a social distancing seating plan that effectively reduced each theatre auditorium’s capacity by 50%. Current expectation is that, when theatres do reopen, they will open to similar capacity limitations. When the Company closed its hotels, it was not because of any governmental requirements to close. The restaurants and bars within the Company’s hotels were required to close, but the hotels themselves were considered “essential businesses” under most definitions. The hotels closed due to a significant drop in demand that made it financially prudent for them to close rather than stay open. As a result, the timing of reopening the Company’s remaining hotels and resorts will be driven by an increase in demand, as individual and business travelers begin to travel more freely once again.

The COVID-19 pandemic and the resulting impact on the Company's operating performance has affected, and may continue to affect, the estimates and assumptions made by management. Such estimates and assumptions include, among other things, the Company's goodwill and long-lived asset valuations and the measurement of compensation costs for annual and long-term incentive plans. Events and changes in circumstances arising after June 25, 2020, including those resulting from the impacts of COVID-19, will be reflected in management's estimates for future periods.

The Company believes that the actions that have been taken will allow it to have sufficient liquidity to meet its obligations as they come due and to comply with its debt covenants for at least 12 months from the issuance date of these unaudited consolidated financial statements. However, future compliance with the Company's financial debt covenants (see Note 5) could be impacted if the Company is unable to resume its operations as currently expected. Future compliance with debt covenants could also be impacted if the speed of recovery of the Company's theatres and hotels and resorts businesses is slower than currently expected. For example, the Company's current expectation is that its theatre division will significantly underperform during its fiscal 2020 third quarter compared to the prior year, improve during the fiscal 2020 fourth quarter and fiscal 2021 first quarter (but still report results materially below the prior year, excluding the potential favorable impact of the 53rd week in the fiscal 2020 fourth quarter), before returning to closer-to-normal performance during the fiscal 2021 second quarter and second half of fiscal 2021. The Company's current expectations for its hotels and resorts division are that, although each succeeding quarter may show improvement compared to its current state, the Company does not expect to return to pre-COVID-19 occupancy levels during the remainder of fiscal 2020 or fiscal 2021.

3. Impairment Charges

During the 13 weeks ended March 26, 2020, the Company determined that indicators of impairment were evident at all asset groups. For certain theatre asset groups, the sum of the estimated undiscounted future cash flows attributable to these assets was less than their carrying amount. The Company evaluated the fair value of these assets, consisting primarily of leasehold improvements, furniture, fixtures and equipment, and operating lease right-of-use assets less lease obligations, and determined that the fair value, measured using Level 3 pricing inputs (using estimated discounted cash flows over the life of the primary asset, including estimated sale proceeds) was less than their carrying values and recorded a $6,512,000 impairment loss. The fair value of the impaired assets was $13,686,000 as of March 26, 2020. There were no indicators of impairment identified during the 13 weeks ended June 25, 2020.

During the 13 weeks ended March 26, 2020, the Company determined that indicators of impairment were evident related to its trade name intangible asset. The Company estimated the fair value of its trade name intangible asset as of March 26, 2020 using an income approach, specifically the relief from royalty method, which uses certain assumptions that are Level 3 pricing inputs, including future revenues attributable to the trade name, a royalty rate (1.0% as of March 26, 2020) and a discount rate (17.0% as of March 26, 2020). The Company determined that the fair value of the asset was less than the carrying value and recorded a $2,200,000 impairment loss. There were no indicators of impairment identified during the 13 weeks ended June 25, 2020. The fair value of the trade name intangible asset was $7,300,000 as of June 25, 2020.

4. Acquisition

On February 1, 2019, the Company acquired 22 dine-in theatres with 208 screens located in nine Southern and Eastern states from VSS-Southern Theatres LLC (Movie Tavern) for a total purchase price of $139,310,000, consisting of $30,000,000 in cash, subject to certain adjustments, and 2,450,000 shares of the Company’s Common Stock with a value of $109,197,000, based on the Company’s closing share price as of January 31, 2019. During the 26 weeks ended June 27, 2019, the Company incurred acquisition costs as a result of the Movie Tavern acquisition of approximately $1,223,000 which were expensed as incurred and included in administrative expense in the consolidated statement of earnings (loss). The purchase price allocation was finalized in fiscal 2019 using Level 3 pricing inputs and is reflected in the consolidated balance sheets for the periods presented.

5. Long-Term Debt and Short-Term Borrowings

Long-term debt is summarized as follows:

	June 25, 2020	December 26, 2019

	(in thousands, except payment data)
Mortgage notes	$24,482	$24,571
Senior notes	100,000	109,000
Unsecured term note due February 2025, with monthly principal and interest payments of $39,110, bearing interest at 5.75%	1,917	2,093
Payroll Protection Program loans	3,213	—
Revolving credit agreement	130,400	81,000
Debt issuance costs	(291)	(322)
	259,721	216,342
Less current maturities, net of issuance costs	2,312	9,910
	$257,409	$206,432

First Amendment to Credit Agreement and Short-Term Borrowings

During the 13 weeks ended March 26, 2020, the Company replaced its then-existing Credit Agreement (the Credit Agreement) with a new five-year $225,000,000 credit facility that expires in January 2025. On April 29, 2020, the Company entered into the First Amendment to Credit Agreement (the Amendment) among the Company and several banks, amending its existing Credit Agreement dated January 9, 2020. The Amendment provides a new $90,800,000 364-day Senior Term Loan A (the Term Loan A). The Company used the proceeds from the Term Loan A to pay down borrowings under the Credit Agreement, to pay costs and expenses related to the Amendment and for general corporate purposes. The $90,800,000 Senior Term Loan A, net of debt issuance costs of $582,000, is included in short-term borrowings on the Consolidated Balance Sheet as of June 25, 2020 and bears interest at 3.5% as of June 25, 2020.

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

The Amendment also amends the Credit Agreement to modify various restrictions and covenants applicable to the Company. Among other modifications, the Amendment amends the Credit Agreement to include restrictions on the ability of the Company to incur additional indebtedness, pay dividends and other distributions, and make voluntary prepayments on or defeasance of the Company's 4.02% Senior Notes due August 2025 and 4.32% Senior Notes due February 2027. Further, the Amendment amends the Credit Agreement to: (i) suspend testing of the minimum consolidated fixed charge coverage ratio of 3.0 to 1.0 until the earlier to occur of (a) September 2021 and (b) the last day of the Company's fiscal quarter in which the Company provides notice to the administrative agent that the Company is reinstating the testing of such ratio; (ii) add a covenant requiring the Company's consolidated EBITDA to be greater than (a) negative $57 million as of June 25, 2020 for the fiscal quarter then ending, (b) negative $90 million as of September 24, 2020 for the two consecutive fiscal quarters then ending, (c) negative $65 million as of December 31, 2020 for the three consecutive fiscal quarters then ending, (d) negative $40 million as of April 1, 2021 for the four consecutive fiscal quarters then ending, and  $42 million as of July 1, 2021 for the four consecutive fiscal quarters then ending; (iii) add a covenant requiring the Company's consolidated liquidity to be greater than (a) $102 million as of June 25, 2020, (b) $67 million as of September 24, 2020, (c) $78.5 million as of December 31, 2020, (d) $83 million as of April 1, 2021, and (e) $103.5 million as of July 1, 2021, which minimum liquidity amounts will be reduced by $50 million for each such testing date if the term loans are paid in full as of such date; and (iv) add a covenant prohibiting the Company from incurring or making capital expenditures  during the period from April 1, 2020 through December 31, 2020, in excess of $22.5 million plus certain adjustments, or (b) during the Company's 2021 fiscal year, in excess of $50 million plus certain adjustments.

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

First Amendment to Note Purchase Agreements

The $100,000,000 of senior notes consist of two Purchase Agreements maturing in 2021 through 2027, require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.02% to 4.32%.

On April 29, 2020, the Company and certain purchasers entered into amendments (the “Note Amendments”) to the Note Purchase Agreement, dated June 27, 2013, and the Note Purchase Agreement, dated December 21, 2016 (collectively, the “Note Purchase Agreements”). The Note Amendments amend certain covenants and other terms of the Note Purchase Agreements and are identical to the amended covenants that are referenced in the Amendment section above.

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

Paycheck Protection Program Loans

During the 13 weeks ended June 25, 2020, 11 of the Company’s subsidiaries received proceeds totaling $13,459,000 under the CARES Act’s Paycheck Protection Program (PPP). The PPP loans bear interest at a fixed interest rate of 1.0%, require principal and interest payments beginning in November 2020, and mature in fiscal 2022. The PPP loans allow for a substantial amount of the principal to be forgiven. Under Section 1106 of the CARES Act, borrowers are eligible for forgiveness of principal and accrued interest on the loans to the extent that the proceeds are used to cover eligible payroll costs, mortgage interest costs, rent and utility costs (qualified expenses). As of June 25, 2020, the Company’s subsidiaries used a cumulative total of approximately $10,246,000 of the PPP loan proceeds to pay for qualified expenses. Of the cumulative proceeds used, approximately $9,371,000 of the expenditures paid were used to cover eligible employee payroll costs which offset the payroll costs of employees rehired due to the CARES Act. The remaining approximately $875,000 of expenditures paid were used to offset rent expense, utility costs and mortgage interest expense. The Company believes the portion of the PPP loan proceeds used for qualified expenses will be forgiven under the terms of the CARES Act program and has reduced its cumulative subsidiary loan balances by this amount. The remaining loan balances that have not been used for qualified expenses and are expected to be repaid total $3,213,000 as of June 25, 2020, of which $1,399,000 is included in current maturities of long-term debt, and $1,814,000 is included in long-term debt on the consolidated balance sheet. As of June 25, 2020, the amount of unused PPP loan proceeds is included in Restricted Cash on the consolidated balance sheet.

Derivatives

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into two interest rate swap agreements on March 1, 2018 covering $50,000,000 of floating rate debt. The first agreement has a notional amount of $25,000,000, expires March 1, 2021, and requires the Company to pay interest at a defined rate of 2.559% while receiving interest at a defined variable rate of one-month LIBOR (1.875% at June 25, 2020). The second agreement has a notional amount of $25,000,000, expires March 1, 2023, and requires the Company to pay interest at a defined rate of 2.687% while receiving interest at a defined variable rate of one-month LIBOR (1.875% at June 25, 2020). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company’s interest rate swap agreements are considered effective and qualify as cash flow hedges. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. As of June 25, 2020, the interest rate swaps were considered highly effective. The fair value of the interest rate swaps on June 25, 2020 was a liability of $2,157,000, of which, $453,000 is included in other accrued liabilities and $1,704,000 is included in deferred compensation and other in the consolidated balance sheet. The fair value of the interest rate swap on December 26, 2019, was a liability of $1,194,000 and was included in deferred compensation and other in the consolidated balance sheet. The Company does not expect the interest rate swaps to have a material effect on earnings within the next 12 months.

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

Total lease cost consists of the following:

		13 Weeks	26 Weeks
		Ended	Ended
Lease Cost	Classification	June 25, 2020	June 25, 2020
			(in thousands)
Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$719	$1,430
Interest on lease liabilities	Interest expense	262	531
		$981	$1,961
Operating lease costs:
Operating lease costs	Rent expense	$6,212	$12,879
Variable lease cost	Rent expense	20	247
Short-term lease cost	Rent expense	96	156
		$6,328	$13,282

Additional information related to leases is as follows:

26 Weeks
Ended
Other Information	June 25, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$805
Operating cash flows from finance leases	531
Operating cash flows from operating leases	6,413

Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	164
Operating lease liabilities	9,630

June 25, 2020
(in thousands)
Finance leases:
Property and equipment – gross	$74,504
Accumulated depreciation and amortization	(54,390)
Property and equipment - net	$20,114

Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	June 25, 2020
Weighted-average remaining lease terms:
Finance leases	9	years
Operating leases	15	years

Weighted-average discount rates:
Finance leases	4.66%
Operating leases	4.54%

As of June 25, 2020, the Company had a build-to-suit lease arrangement in which the Company is responsible for the construction of a new leased theatre and for paying construction costs during development. Construction costs will be reimbursed by the landlord up to an agreed upon amount. During construction, the Company is deemed to not have control of the assets or the leased premises and has recorded the development expenditures in other assets on the consolidated balance sheet. The project is currently on hold due to the COVID-19 pandemic, so a completion date is not known at this time.

Due to the COVID-19 pandemic, the Company temporarily closed all of its theatres on March 17, 2020 and had temporarily closed all of its company-owned hotels by April 8, 2020. At that time, the Company began actively working with landlords to discuss changes to the timing of lease payments and contract terms of leases due to the pandemic. The lease terms were negotiated on a lease-by-lease basis with individual landlords. In conjunction with these lease discussions, the Company obtained lease concessions for the majority of its leases. Substantially all of the lease concessions were for the deferral of lease payments into future periods. This resulted in the total payments required by the modified contract being substantially the same as or less than the total payments required by the original contract. In accordance with FASB Staff Q&A – Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic issued in April 2020, the Company has made the policy election to account for these lease concessions as if they were made under the enforceable rights included in the original agreement and are thus outside of the modification framework. The Company has elected to account for these concessions as if no changes to the lease contract were made and has continued to recognize rent expense during the deferral period. Deferred rent payments of approximately $5,647,000 for the Company’s operating leases have been included in the total operating lease obligations as of June 25, 2020, of which approximately $1,110,000 is included in long-term operating lease obligations. Deferred rent payments of approximately $725,000 for the Company’s finance leases have been included in other accrued liabilities as of June 25, 2020.

7. Income Taxes

The Company’s effective income tax rate, adjusted for earnings (losses) from noncontrolling interests, for the 13 and 26 weeks ended June 25, 2020 was 52.5% and 44.0%, respectively, and was 23.7% and 22.0% for the 13 and 26 weeks ended June 27, 2019, respectively. The Company’s effective income tax rate during the 13 and 26 weeks ended June 25, 2020 benefitted from several accounting method changes and the March 27, 2020 signing of the CARES Act, one of the provisions of which allows the Company’s 2019 and 2020 taxable losses to be carried back to prior fiscal years during which the federal income tax rate was 35%, compared to the current statutory federal income tax rate of 21%. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interests in its income tax expense as the entity is considered a pass-through entity and, as such, the income tax expense or benefit is attributable to its owners.

The Company has evaluated the provisions of the CARES Act. Among other things, the CARES Act includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. After reviewing these provisions, the Company is filing income tax refund claims of approximately $37,400,000 in the third quarter of fiscal 2020, with the primary benefit derived from several accounting method changes and new rules for qualified improvement property expenditures and net operating loss carrybacks. The Company also expects to apply a significant portion of an anticipated tax loss to be incurred in fiscal 2020 to prior year income for what may be a refund of approximately $21,000,000 in fiscal 2021 when its fiscal 2020 tax return is filed (with possible tax loss carryforwards that may be used in future years).

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

Following is a summary of business segment information for the 13 weeks and 26 weeks ended June 25, 2020 and June 27, 2019 (in thousands):

13 Weeks Ended		Hotels/	Corporate
June 25, 2020	Theatres	Resorts	Items	Total
Revenues	$1,849	$5,915	$169	$7,933
Operating income (loss)	(34,531)	(14,681)	(3,850)	(53,062)
Depreciation and amortization	13,382	5,333	130	18,845

13 Weeks Ended		Hotels/	Corporate
June 27, 2019	Theatres	Resorts	Items	Total
Revenues	$162,387	$69,971	$142	$232,500
Operating income (loss)	28,219	4,016	(4,760)	27,475
Depreciation and amortization	13,353	4,832	88	18,273

26 Weeks Ended		Hotels/	Corporate
June 25, 2020	Theatres	Resorts	Items	Total
Revenues	$111,060	$56,075	$258	$167,393
Operating income (loss)	(41,614)	(25,534)	(8,114)	(75,262)
Depreciation and amortization	26,892	10,745	241	37,878

26 Weeks Ended		Hotels/	Corporate
June 27, 2019	Theatres	Resorts	Items	Total
Revenues	$277,272	$125,032	$235	$402,539
Operating income (loss)	40,813	863	(9,251)	32,425
Depreciation and amortization	24,480	9,599	179	34,258

THE MARCUS CORPORATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995, including the statements made in the “Impact of the COVID-19 Pandemic” section of this MD&A. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the adverse effects of the COVID-19 pandemic on our theatre and hotels and resorts businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness; (2) the duration of the COVID-19 pandemic and related government restrictions and social distancing requirements and the level of customer demand following the relaxation of such requirements; (3) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division (particularly following the COVID-19 pandemic, during which the production of new movie content has essentially ceased and release dates for motion pictures have been postponed), as well as other industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (4) the effects of adverse economic conditions in our markets, including but not limited to, those caused by the COVID-19 pandemic; (5) the effects of adverse economic conditions, including but not limited to, those caused by the COVID-19 pandemic, on our ability to obtain financing on reasonable and acceptable terms, if at all; (6) the effects on our occupancy and room rates caused by the COVID-19 pandemic and the effects on our occupancy and room rates of the relative industry supply of available rooms at comparable lodging facilities in our markets once hotels and resorts have more fully reopened; (7) the effects of competitive conditions in our markets; (8) our ability to achieve expected benefits and performance from our strategic initiatives and acquisitions; (9) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, impairment losses, and preopening and start-up costs due to the capital intensive nature of our business; (10) the effects of weather conditions, particularly during the winter in the Midwest and in our other markets; (11) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; (12) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, other incidents of violence in public venues such as hotels and movie theatres or epidemics (such as the COVID-19 pandemic); (13) a disruption in our business and reputational and economic risks associated with civil securities claims brought by shareholders; (14) our ability to timely and successfully integrate the Movie Tavern operations into our own circuit; and (15) our ability to achieve the additional revenues and operating income that we anticipate from our additional week of operations in fiscal 2020. Our forward-looking statements are based upon our assumptions, which are based upon currently available information, including assumptions about our ability to manage difficulties associated with or related to the COVID-19 pandemic; the assumption that our theatre closures, hotel closures and restaurant closures are not expected to be permanent or to re-occur; the continued availability of our workforce; and the temporary and long-term effects of the COVID-19 pandemic on our business. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

General

We report our consolidated and individual segment results of operations on a 52-or 53-week fiscal year ending on the last Thursday in December. Fiscal 2020 is a 53-week year beginning on December 27, 2019 and ending on December 31, 2020. Fiscal 2019 was a 52-week year beginning December 28, 2018 and ended on December 26, 2019.

We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks.  The second quarter of fiscal 2020 consisted of the 13-week period beginning March 27, 2020 and ended on June 25, 2020.  The second quarter of fiscal 2019 consisted of the 13-week period beginning on March 29, 2019 and ended on June 27, 2019. The first half of fiscal 2020 consisted of the 26-week period beginning December 27, 2019 and ended on June 25, 2020.  The first half of fiscal 2019 consisted of the 26-week period beginning on December 28, 2018 and ended on June 27, 2019.  Our primary operations are reported in the following two business segments:  movie theatres and hotels and resorts.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has had an unprecedented impact on the world and both of our business segments. The situation continues to be volatile and the social and economic effects are widespread. As an operator of movie theatres, hotels and resorts, restaurants and bars, each of which consists of spaces where customers and guests gather in close proximity, our businesses are significantly impacted by protective actions that federal, state and local governments have taken to control the spread of the pandemic, and our customers’ reactions or responses to such action. These actions have included, among other things, declaring national and state emergencies, encouraging social distancing, restricting freedom of movement and congregation, mandating non-essential business closures, issuing curfews, limiting business capacity, mandating mask-wearing and issuing shelter-in-place, quarantine and stay-at-home orders.

As a result of these measures, we temporarily closed all of our theatres on March 17, 2020, and we currently are not generating any significant revenues from our theatre operations (other than revenues from six theatres opened on a very limited basis in June 2020 primarily to test new operating protocols, five parking lot cinemas, and some limited online and curbside sales of popcorn, pizza and other assorted food and beverage items). We also temporarily closed all of our hotel division restaurants and bars at approximately the same time and closed five of our eight company-owned hotels and resorts on March 24, 2020 due to a significant reduction in occupancy at those hotels.  We closed our remaining three company-owned hotels in early April 2020.  We re-opened four of our company-owned hotels and several of our restaurants and bars during June 2020, which together are generating significantly reduced revenues as compared to prior years. Our other four company-owned hotels currently remain substantially closed.

Maintaining a strong balance sheet has always been a core philosophy of The Marcus Corporation during our 85-year history.  As a result, we believe we entered this global COVID-19 crisis with a strong financial position.  At the end of fiscal 2019, our debt-to-capitalization ratio was a very modest 26%.  Despite all of our theatres and hotels being closed during most of the second quarter of fiscal 2020, our financial position remains strong.  As of June 25, 2020, our debt-to-capitalization ratio was 38%, and our net debt-to-capitalization ratio (debt, net of cash) was 32%.

Despite our strong financial position, the COVID-19 pandemic has had and may continue to have adverse effects on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness. In light of the COVID-19 pandemic, we have been working to preserve cash and ensure sufficient liquidity to endure the impacts of the global crisis, even if prolonged.  On April 29, 2020, we entered into the First Amendment to Credit Agreement (the “Amendment”) which amended our existing credit agreement dated January 9, 2020 (the “Credit Agreement”).  The Amendment provided a new $90.8 million 364-day Senior Term Loan A (the “Term Loan A”) to further support our already strong balance sheet. We used the proceeds from the Term Loan A to repay borrowings under the Credit Agreement, to pay costs and expenses related to the Amendment and for general corporate purposes. This additional financing further enhanced our liquidity, and we believe it positions us to continue to sustain our operations well into fiscal 2021, even in the unlikely scenario that our properties continue to be closed.  As of June 25, 2020, we had a cash balance of $79.6 million and $89.8 million of availability under our $225 million revolving credit facility.

Since the COVID-19 crisis began, we have been working proactively to preserve cash. In addition to temporarily suspending our quarterly dividend payments as required by the Amendment, additional measures we have already taken and intend to take in the future to enhance our liquidity include:

●	Discontinuing all non-essential operating and capital expenditures;
●	Temporarily laying off the majority of our hourly theatre and hotel associates, in addition to temporarily reducing property management and corporate office staff levels;
●	Temporarily reducing the salary of our chairman and our president and chief executive officer by 50%, as well as reducing the salary of all other executives and remaining divisional/corporate staff;
●	Temporarily eliminating all board of directors cash compensation;
●	Actively working with landlords and major suppliers to modify the timing and terms of certain contractual payments;
●	Evaluating the provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) and utilizing the benefits, relief and resources under those provisions as appropriate; and
●	Evaluating the provisions of any subsequent federal or state legislation enacted as a response to the COVID-19 pandemic.

After reviewing certain provisions of the CARES Act, we are filing income tax refund claims of $37.4 million in the third quarter of fiscal 2020, with the primary benefit derived from several accounting method changes and new rules for qualified improvement property and net operating loss carrybacks.  We also expect to apply a significant portion of our anticipated tax loss to be incurred in fiscal 2020 to prior year income, which may also result in a refund that we expect may approximate $21.0 million in fiscal 2021 when our fiscal 2020 tax return is filed (with possible tax loss carryforwards that may be used in future years).

In addition, 11 of our subsidiaries successfully applied for and received a cumulative total of approximately $13.5 million in funds under the CARES Act Paycheck Protection Program (PPP) that allowed our subsidiaries to rehire many of our hotel associates for eight weeks during the second quarter of fiscal 2020, as well as fund certain other qualifying expenses (described in detail in the Hotels and Resorts section of this MD&A).  As of the date of this report, approximately $10.3 million of these funds were used by our subsidiaries to fund qualifying expenses – the majority of which we would not have incurred otherwise – i.e. the rehiring of laid off hotel associates despite the underlying hotels being temporarily closed.  Cumulatively, approximately $9.4 million, or 91% of the qualifying expenses paid with these PPP loan proceeds benefitted associates and did not impact the operating loss of the hotels and resorts division.  The remaining approximately $900,000 of qualified expenses paid were used by our subsidiaries to offset rent expense, utility costs and mortgage interest expense. Approximately $3.2 million of the cumulative PPP loan proceeds have not been used as of June 25, 2020 and contributed to the increase in net cash provided by financing activities during the first half of fiscal 2020 compared to the prior year. We believe the portion of the PPP loan proceeds used by our subsidiaries for qualifying expenses will be forgiven under the current terms of this CARES Act program.  The receipt of these funds, and the forgiveness of the loans accompanying these funds, is dependent on us having initially qualified for the PPP loan proceeds and qualifying for the forgiveness of the PPP loan proceeds based on our future adherence to the forgiveness criteria established by the Small Business Administration (“SBA”).  We believe we met the initial qualification for the loans and we believe we will meet the requirements for forgiveness of qualified expenses.  The Amendment also allows us to consider additional borrowings from governmental authorities under provisions of the CARES Act or any other subsequent governmental actions that we could avail ourselves of if we deemed it necessary and appropriate.  Although we have sought and obtained, and intend to continue to seek, any available potential benefits under the CARES Act, including those described above, we cannot predict the manner in which such benefits will be allocated or administered, and we cannot assure that we will be able to access such benefits in a timely manner or at all.

It is also important to note our significant real estate ownership.  In addition to our owned hotels, unlike most of our peers, we own the underlying real estate for the majority of our theatres (representing over 60% of our screens), thereby reducing our monthly fixed lease payments. We believe this real estate ownership is a significant advantage for us relative to our peers, as it keeps our monthly fixed lease payments low and provides significant underlying credit support for our balance sheet. We also own surplus real estate that may be monetized in future periods if opportunities arise.

The COVID-19 pandemic and the fact that all of our theatres and the majority of our hotels were closed as of March 26, 2020, the ending date of our fiscal 2020 first quarter, required us to review many of the assets on our balance sheet as of March 26, 2020.  We increased our allowances for bad debts and wrote off a portion of our food inventories in both our theatre and hotels and resorts divisions.  We reviewed our indefinite life trade name intangible asset and determined that, as a result of a change in circumstances, the carrying value exceeded fair value, and we reported a pre-tax impairment charge of $2.2 million during the first quarter of fiscal 2020.  We reviewed our long-lived assets, including property and equipment and operating lease right-of-use assets, for impairment due to the change in circumstances and determined that an additional pre-tax impairment charge of $5.9 million was required during the first quarter of fiscal 2020 for several theatre properties.  We reviewed goodwill at the theatre reporting unit level and determined that the fair value of our theatre reporting unit exceeded our carrying value as of March 26, 2020 and thus was not impaired as of that date.  We reviewed each of these asset types described above as of June 25, 2020, the end of our second quarter, and concluded that no additional impairment charges were required at this time.

As a result of temporarily closing the majority of our properties, we also incurred approximately $5.5 million of nonrecurring expenses during the first quarter of fiscal 2020 related primarily to salary continuation payments to employees temporarily laid off.  We incurred an additional $3.0 million of nonrecurring expenses during the second quarter of fiscal 2020, including additional payments to and on behalf of laid off employees and additional allowances for bad debts (including the write-off of deferred expenses for a hotel tenant who vacated space because of the COVID-19 pandemic). Nonrecurring expenses during the fiscal 2020 second quarter also included extensive cleaning costs, operating supplies and employee training, among other items, related to the reopening of selected theatre and hotel properties and implementing new operating protocols (described in greater detail below).

As of the date of this report, we expect the majority of our theatres to reopen in late August based upon the current film slate. State and local governmental restrictions have been lifted in the vast majority of the markets in which we operate theatres, allowing movie theatres to reopen.  On June 11, 2020, we announced a phased reopening plan that began with the opening on June 19, 2020 of six of our theatres in multiple markets, with a primary goal of testing new operating protocols in accordance with local health and safety guidelines, and designed to prioritize the safety and well-being of our associates and guests.  During this period, we have been showing older “library” film product, including a combination of films that had been released in theatres during the months prior to closing as well as classic older films, such as films from the Harry Potter series.  Our plan was to reopen our remaining theatres in phases over a period of several weeks, in preparation for new films that were expected to be released by major film studios beginning in mid-July.  Unfortunately, due to delays in the lifting of state and local restrictions in large markets such as New York and New Jersey and recent spikes in COVID-19 cases in large states such as California, Florida, Arizona and Texas that have resulted in increased restrictions in those markets, film studios have delayed the release dates of several key films, including expected blockbusters such as Warner Brothers’ Tenet and Disney’s Mulan.  As of the date of this report, the first new film scheduled to be released is Unhinged on August 21, 2020, with Tenet now scheduled for release in the U.S. on September 3, 2020.

As part of our reopening experience in our theatres, we have introduced our “Movie STAR” approach, which incorporates new health and safety measures and is in alignment with Centers for Disease Control (CDC) guidelines. Everyone can be a Movie STAR and play a role in creating a safe environment with social distancing (S); thorough cleaning (T); app and website ordering of tickets, food and concessions for no-to-low contact interactions (A); and respecting each other by following these new protocols (R).  Specific measures we are implementing in conjunction with the reopening of theatres include, but are not limited to:

●	Initially reducing each theatre auditorium’s capacity by 50% and implementing a checkerboard seating pattern that will allow guests to reserve seats together with two empty seats between groups to allow for proper social distancing in accordance with CDC guidelines;
●	Staggering showtimes to limit the number of people in common areas of the theatre and allowing extra time between shows for thorough cleanings;
●	Requiring masks to be worn by guests except for when they are eating or drinking in the auditoriums;
●	Conducting associate wellness checks and requiring the use of face masks, as well as gloves as appropriate, during the associate’s shift;
●	Increasing frequency of cleaning (especially high-touch surfaces), providing hand sanitizer throughout the theatre and introducing signage to encourage proper social distancing;

●	Encouraging guests to purchase their tickets online or via the Marcus Theatres app; and
●	Encouraging low-contact food ordering through the Marcus Theatres app and website, with food orders picked up at a designated area within the theatre.

We expect policies and guidelines will continue to evolve with time and will be assessed and updated on an ongoing basis. We opened our initial six theatres with reduced operating days (Fridays, Saturdays, Sundays and Tuesdays) and reduced operating hours.  While we are showing older library film product, admission to every movie is only $5, with no upcharges.  When new movies are released, we currently expect to return to standard operating days, hours and pricing.

A reduction in capacity does not necessarily translate to an equal reduction in potential revenues.  Reduced capacity may potentially impact attendance on $5 Tuesdays and on opening weekends of major new film releases, but other showings may be relatively unaffected given normal attendance counts, and based upon our past experience, we believe that customers impacted on those $5 Tuesdays and opening weekends may adapt to reduced seat availability by shifting their attendance to different days and times of day.  In addition, as new films are first released, we anticipate dedicating a larger number of auditoriums to the blockbuster films to increase seating capacity for those movies.

We believe that the exhibition industry has historically fared well during recessions, and we remain optimistic that the industry will rebound and benefit from pent-up social demand as home sheltering subsides and people seek togetherness with a return to normalcy.  A return to “normalcy” may span multiple months driven by staggered theatre openings due to government limits, reduced operating hours, lingering social distancing requirements and a gradual ramp-up of consumer comfort with public gatherings.  As described further below in the Theatres section of this MD&A, a significant number of films originally scheduled to be released in March through July 2020 have been delayed until later in fiscal 2020 or fiscal 2021, further increasing the quality and quantity of films expected to be available during those future time periods.

There has been some speculation that the COVID-19 pandemic may result in a change in how film studios distribute their product in the future, including accelerating the release of films on alternate distribution channels such as premium video-on-demand (“PVOD”) and streaming services. In a few cases, films that were scheduled to be released to theatres have instead been released directly to these alternate channels.  We believe that these instances are isolated and were a response to the immediate circumstances of nearly 100% of movie theatres being closed worldwide and do not reflect a change in permanent distribution plans of these studios. Other films with greater expected box office potential from these same studios were delayed rather than released early and comments from the film community in general have been very supportive of the importance of the theatrical experience. We also believe that a recently announced arrangement between a single film studio and a lone large exhibitor that would purportedly allow select films from that studio to be released on PVOD after 17 days of theatrical exhibition does not currently reflect a change in the theatrical window for all exhibitors and all film studios.  Specific release models are negotiated with distributors and exhibitors individually and we believe any changes to the existing financial model  between exhibitors and film studios would likely only become a workable industry-wide model with the support of many exhibitors and distributors after each group evaluates the potential risks and benefits appropriately. The exhibition industry is an $11-$12 billion industry in the U.S. and approximately $40 billion worldwide, and the film studios derive a significant portion of their return on investment in film content from theatrical distribution. We believe distributing films in a movie theatre will continue to be an important component of their business model.

When we closed our hotels, it was not because of any governmental requirements to close.  Our restaurants and bars within our hotels were required to close, but the hotels themselves were considered “essential businesses” under most definitions.  We closed our hotels due to a significant drop in demand that made it financially prudent for us to close rather than stay open.  As a result, the timing of reopening our hotels and resorts will be driven by an increase in demand, as individual and business travelers begin to travel more freely once again.  The economic environment in place as this reopening happens will have a significant impact on the pace of our return to “normal” hotel operations.  After past events such as 9/11 and the 2008 financial crisis, hotel demand softened for a period of time, particularly among business transient and group business travelers as travel budgets tightened in uncertain economic times.  Whether the return to more normal demand is relatively rapid, as it was after 9/11, or occurs over the course of one or more years, as it was after the 2008 financial crisis, is unknown at this time.

Late in our fiscal 2020 second quarter, we reopened several of our hotels (including several of our restaurants and bars), beginning with the Pfister Hotel on June 8, followed by the Grand Geneva Resort & Spa, the Hilton Madison Monona Terrace and the Skirvin Hilton hotel in subsequent weeks in June. We expect that the primary initial customer for hotels will come from the “drive-to leisure” market, as air travel remains significantly reduced and the number of transient and group business customers will likely remain limited in the near term. The majority of the hotels we manage for other owners have also recently opened. We are monitoring market demand and we currently hope to reopen our remaining company-owned hotels during the third quarter of fiscal 2020.

Looking to future periods, overall occupancy in the U.S. has slowly increased since the initial onset of the COVID-19 pandemic in March. Similar to our limited experience during the second quarter, most current demand continues to come from the drive-to leisure segment.  Most organizations have implemented travel bans and are only now starting to allow some essential travel, which will likely limit business travel in the near term.  Our company-owned hotels have experienced a significant decrease in group bookings for the remainder of fiscal 2020 compared to the same period last year.  As of the date of this report, however, our group room revenue bookings for fiscal 2021 - commonly referred to in the hotels and resorts industry as “group pace” - is running only slightly behind where we were last year at this time for fiscal 2020, and the majority of that decline is because last year’s group bookings included bookings in anticipation of Milwaukee hosting the Democratic National Convention (DNC) in July 2020.  Banquet and catering revenue pace for fiscal 2021 is currently ahead of where we were last year at this same time for fiscal 2020.  Another positive development is the fact that the majority of our cancelled group bookings due to COVID-19 are re-booking for future dates, excluding one-time events that couldn’t rebook for future dates such as those connected to the DNC.

Unfortunately, the DNC event in Milwaukee will not be nearly as significant to Milwaukee and our hotels as we had originally anticipated.  A significantly scaled down event is still scheduled to be based in Milwaukee in mid-August, which we expect will provide some benefit to our Milwaukee hotels.  Another major event that will benefit our Milwaukee hotels, the Ryder Cup, was originally scheduled for September 2020, but it was recently rescheduled to September 2021. However, this event is contributing to our 2021 group pace.

Like our theatres, in response to the COVID-19 pandemic, we are reopening our hotels with new operating protocols.  This includes the introduction of our CleanCare Pledge that incorporates the best industry practices and protocols for operating our hotels, resorts, spas, golf courses and restaurants with an enhanced focus on cleanliness, sanitization and safety.  Key elements and examples of the CleanCare Pledge include:

●	Introducing new processes and easy-to-use technology to create a low-to-no contact experience;
●	Incorporating social distancing into processes and various spaces;
●	Outfitting associates with masks and gloves, and making masks available for guests; and
●	Enhanced cleaning and sanitization protocols that go beyond leading hospitality industry standards and CDC guidelines.

We cannot assure that the impact of the COVID-19 pandemic will not continue to have a material adverse effect on both our theatre and hotels and resorts businesses, results of operations, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness.

Overall Results

The following table sets forth revenues, operating income (loss), other income (expense), net earnings (loss) and net earnings (loss) per common share for the second quarter and first half of fiscal 2020 and fiscal 2019 (in millions, except for per share and variance percentage data):

	Second Quarter				First Half
			Variance				Variance
	F2020	F2019	Amt.	Pct.	F2020	F2019	Amt.	Pct.
Revenues	$7.9	$232.5	$(224.6)	-96.6%	$167.4	$402.5	$(235.1)	-58.4%
Operating income (loss)	(53.1)	27.5	(80.6)	-293.1%	(75.3)	32.4	(107.7)	-332.1%
Other income (expense)	(3.7)	(3.6)	(0.1)	-3.3%	(7.6)	(6.8)	(0.8)	-12.5%
Net earnings (loss) attributable to noncontrolling interests	0.1	0.2	(0.1)	-26.9%	—	0.1	(0.1)	-121.9%
Net earnings (loss) attributable to The Marcus Corp.	$(27.0)	$18.1	$(45.1)	-249.6%	$(46.4)	$19.9	$(66.3)	-332.8%
Net earnings (loss) per common share - diluted:	$(0.89)	$0.58	$(1.47)	-253.4%	$(1.53)	$0.64	$(2.17)	-339.1%

Revenues, operating income (loss), net earnings (loss) attributable to The Marcus Corporation and net earnings (loss) per common share all decreased during the fiscal 2020 periods compared to the fiscal 2019 periods due to the temporary closing of all of our theatres and hotels as result of the COVID-19 pandemic as described above.  Net earnings (loss) attributable to The Marcus Corporation during the second quarter and first half of fiscal 2020 benefited from a substantial tax benefit provided for by the CARES Act.

Our operating performance during the second quarter of fiscal 2020 was negatively impacted by nonrecurring expenses totaling approximately $3.0 million, or approximately $0.07 per diluted common share, including payments to and on behalf of laid off employees and allowances for bad debts (including the write-off of deferred expenses for a hotel tenant who vacated space because of the pandemic). Nonrecurring expenses during the fiscal 2020 second quarter also included extensive cleaning costs, supply purchases and employee training, among other items, related to the reopening of selected theatre and hotel properties and implementing new operating protocols (described in greater detail above).  Our operating performance during the first half of fiscal 2020 was negatively impacted by nonrecurring expenses totaling approximately $8.5 million, or approximately $0.19 per diluted common share, related to the expenses in the second quarter described above and expenses incurred (primarily payroll continuation payments to employees temporarily laid off) due to the closing of all of our movie theatres and the majority of our hotels and resorts during the last two weeks of the first quarter.  In addition, impairment charges related to intangible assets and several theatre locations negatively impacted our fiscal 2020 first half operating income by approximately $8.7 million, or approximately $0.20 per diluted common share.

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

We closed the InterContinental Milwaukee hotel in early January 2019 and began a substantial renovation project that converted this hotel into an experiential arts hotel named Saint Kate® – The Arts Hotel (the “Saint Kate”).  Revenues from our hotels and resorts division during the second quarter and first half of fiscal 2019 were unfavorably impacted by this closing.  Division revenues during the first quarter of fiscal 2019 were also negatively impacted by a major renovation occurring at our Hilton Madison hotel.  Our operating income from our hotels and resorts division during the fiscal 2019 periods was negatively impacted by preopening expenses and initial start-up losses related to the Saint Kate hotel closure and conversion.   These costs totaled approximately $2.7 million, or $0.06 per diluted common share, and $3.9 million, or $0.09 per diluted common share, respectively, during the second quarter and first half of fiscal 2019.

Operating losses from our corporate items, which include amounts not allocable to the business segments, decreased during the second quarter and first half of fiscal 2020 compared to the second quarter and first half of fiscal 2019 due in part to reduced accruals for bonus and donation expenses as a result of operating losses during the fiscal 2020 periods. Operating losses from corporate items also decreased during the second quarter of fiscal 2020 due to measures taken to increase liquidity, including reductions in corporate staff, reductions in the salaries of executives and corporate staff and the suspension of board cash compensation.

We recognized investment income of $836,000 and $141,000, respectively, during the second quarter and first half of fiscal 2020 compared to investment income of $175,000 and $648,000, respectively, during the second quarter and first half of fiscal 2019.  Variations in investment income during both the fiscal 2020 and fiscal 2019 periods were due to changes in the value of marketable securities.  A significant market decline arising from the COVID-19 pandemic during the first quarter of fiscal 2020 was offset by a market recovery during the second quarter of fiscal 2020.

Our interest expense totaled $3.5 million for the second quarter of fiscal 2020 compared to $3.1 million for the second quarter of fiscal 2019, an increase of approximately $400,000, or 14.1%.  Our interest expense totaled nearly $6.1 million for the first half of fiscal 2020 compared to $6.2 million for the first half of fiscal 2019, a decrease of approximately $100,000, or 1.7%.  The increase in interest expense during the second quarter of fiscal 2020 was due to increased borrowings and an increase in our average interest rate, as discussed in the Liquidity section of this MD&A below.  The decrease in interest expense during the first half of fiscal 2020 was due to reduced borrowing levels and a lower average interest rate during the majority of the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019, partially offset by the interest expense increases during the second quarter of fiscal 2020.  We expect our interest expense to increase during the remaining quarters of fiscal 2020.  Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact our actual reported interest expense in future periods, as would changes in short-term interest rates and changes in the mix between fixed rate debt and variable rate debt in our debt portfolio.

We did not have any significant variations in other expenses or losses on disposition of property, equipment and other assets during the fiscal 2020 periods compared to the fiscal 2019 periods.  The timing of periodic sales and disposals of our property and equipment varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment.  Equity losses from unconsolidated joint ventures increased during the second quarter and first half of fiscal 2020 compared to the second quarter and first half of fiscal 2019 due to increased losses from a hotel joint venture in which the hotel was closed for the majority of the fiscal 2020 second quarter.

We reported an income tax benefit for the second quarter and first half of fiscal 2020 of $29.9 million and $36.5 million, respectively, compared to income tax expense of $5.6 million during both the second quarter and first half of fiscal 2019.  The large income tax benefit during the fiscal 2020 periods was primarily the result of the significant losses before income taxes incurred as a result of the closing of the majority of our properties in March 2020 due to the COVID-19 pandemic.  Our fiscal 2020 income tax benefit was also favorably impacted by an adjustment of approximately $17.6 million, or approximately $0.57 per share, resulting from several accounting method changes and the March 27, 2020 signing of the CARES Act.  One of the provisions of the CARES Act allows our 2019 and 2020 taxable losses to be carried back to prior fiscal years during which the federal income tax rate was 35% compared to the current statutory federal income tax rate of 21%.  Our fiscal 2020 first half effective income tax rate, after adjusting for earnings (losses) from noncontrolling interests that are not tax-effected because the entity involved is a tax pass-through entity, was 44.0% and benefitted from the adjustment described above, compared to our fiscal 2019 first half effective income tax rate of 22.0%.  Excluding this favorable adjustment to income tax benefit, our effective income tax rate during the first half of fiscal 2020 was 22.8%.  We anticipate that our effective income tax rate for the remaining quarters of fiscal 2020 may be in the 29-30% range due to an expected taxable loss during fiscal 2020 that will continue to allow us to carry back a portion of the loss to years that had a 35% federal income tax rate.  Our actual fiscal 2020 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

The operating results of one majority-owned hotel, The Skirvin Hilton, are included in the hotels and resorts division revenue and operating income during the fiscal 2020 and fiscal 2019 periods, and the after-tax net earnings or loss attributable to noncontrolling interests is deducted from or added to net earnings on the consolidated statements of earnings.  We reported net earnings (loss) attributable to noncontrolling interests of $(23,000) and $105,000, respectively, during the first half of fiscal 2020 and fiscal 2019.  As a result of the noncontrolling interest balance reaching zero during the second quarter of fiscal 2020, we do not expect to report additional net losses attributable to noncontrolling interests in future periods until the hotel returns to profitability.

Theatres

The following table sets forth revenues, operating income (loss) and operating margin for our theatre division for the second quarter and first half of fiscal 2020 and fiscal 2019 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2020	F2019	Amt.	Pct.	F2020	F2019	Amt.	Pct.
Revenues	$1.9	$162.4	$(160.5)	-98.9%	$111.1	$277.3	$(166.2)	-59.9%
Operating income (loss)	(34.5)	28.2	(62.7)	-222.4%	(41.6)	40.8	(82.4)	-202.0%
Operating margin (% of revenues)	N/A	17.4%			-37.5%	14.7%

Our theatre division revenues and operating income (loss) decreased significantly during the second quarter and first half of fiscal 2020 compared to the second quarter and first half of fiscal 2019 due entirely to decreased attendance as a result of the temporary closing of all of our theatres on March 17, 2020 in response to the COVID-19 pandemic.  Other than six theatres that were reopened during the last week of the fiscal 2020 second quarter, all of our theatres were closed during the second quarter of fiscal 2020.  Our theatres were open for all but nine days during the first quarter of fiscal 2020 and the revenue impact of decreased attendance during that period was partially offset by an increase in our average ticket price and average concession revenues per person compared to the first quarter of fiscal 2019.  In addition, our revenues during the first quarter of fiscal 2020 included an extra month of Movie Tavern revenues (Movie Tavern theatres were not acquired until February 1, 2019) and a new Movie Tavern theatre opened in Brookfield, Wisconsin during the fourth quarter of fiscal 2019.

Our theatre division operating loss during the second quarter of fiscal 2020 primarily reflects costs that remained after we temporarily closed all of our theatres and laid off the vast majority of our hourly theatre staff, as well as a portion of our corporate staff.  These costs included a certain number of salaried theatre management staff as well as the remaining corporate staff, all of whom were subject to a reduction in pay.  Additional ongoing costs included utilities and repairs and maintenance (both at reduced levels), rent, property taxes and depreciation.  In addition, our theatre division operating results during the second quarter of fiscal 2020 were negatively impacted by nonrecurring expenses totaling approximately $700,000 related primarily to additional payments to laid off associates as well as costs incurred for cleaning, supply purchases and employee training, among other items, related to the reopening of selected theatre properties and implementing new operating protocols (described in greater detail above).

Although rent continued to be expensed monthly, discussions with our landlords resulted in deferral, or in a limited number of situations, abatements, of the majority of our rent payments during our fiscal 2020 second quarter.  Although the results of negotiations varied by theatre, the most common result of these discussions was a deferral of rent payments for April, May and June, with repayment generally expected in future periods, most often beginning in calendar 2021. Depending upon the timing of theatre re-openings, we may discuss additional rent deferrals in the future.

In addition to the significant impact the second quarter had on our operating loss during the first half of fiscal 2020, our theatre division operating income (loss) and operating margin also decreased during the first half of fiscal 2020 compared to the first half of fiscal 2019 due primarily to the impact of the reduced attendance and revenues at comparable theatres during the fiscal 2020 first quarter.  In addition, our theatre division operating results during the first quarter of fiscal 2020 were negatively impacted by nonrecurring expenses totaling approximately $2.8 million related to expenses incurred (primarily payroll continuation payments to employees temporarily laid off) due to the closing of all of our movie theatres during the quarter.  Impairment charges related to intangible assets and several theatre locations also negatively impacted our theatre division fiscal 2020 first half operating results by approximately $8.7 million.  Our operating income and operating margin during the first half of fiscal 2019 was negatively impacted by approximately $2.0 million of acquisition and preopening expenses related to the Movie Tavern Acquisition.

The following table provides a further breakdown of the components of revenues for the theatre division for the second quarter and first half of fiscal 2020 and fiscal 2019 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2020	F2019	Amt.	Pct.	F2020	F2019	Amt.	Pct.
Admission revenues	$0.2	$83.1	$(82.9)	-99.8%	$55.6	$142.0	$(86.4)	-60.9%
Concession revenues	1.1	67.9	(66.8)	-98.4%	47.0	115.1	(68.1)	-59.1%
Other revenues	0.6	11.2	(10.6)	-95.0%	8.3	19.8	(11.5)	-58.2%
	1.9	162.2	(160.3)	-98.9%	110.9	276.9	(166.0)	-60.0%
Cost reimbursements	—	0.2	(0.2)	-100.0%	0.2	0.4	(0.2)	-49.4%
Total revenues	$1.9	$162.4	$(160.5)	-98.9%	$111.1	$277.3	$(166.2)	-59.9%

As described above, the significant decreases in revenues were due to the temporary closing of all of our theatres on March 17, 2020 in response to the COVID-19 pandemic.  In addition to revenues generated during the second quarter of fiscal 2020 from the six theatres opened in order to begin testing our new operating protocols, additional revenues reported during the period were the result of five parking lot cinemas opened during the quarter, curbside sales of popcorn, pizza and other food items and restaurant takeout sales from our three Zaffiro’s restaurants and bars.

As described above, we intend to reopen all of our theatres in conjunction with film studio plans to release new films to the marketplace.  The film product release schedule for the remainder of fiscal 2020 has been changing in response to changing state and local restrictions in various key markets in the U.S. and the world.  As of the date of this report, the film studios have indicated that they intend to begin releasing new films in August 2020, beginning with Unhinged on August 21, New Mutants on August 28, and Tenet on September 3. Disney recently announced that Mulan, previously slated to open on August 21, would be rescheduled to a yet-to-be-determined date. There are a significant number of films scheduled to be released during the remaining months of the year that may generate substantial box office interest, including multiple films that were originally scheduled for the first half of fiscal 2020. Additional films currently scheduled for release during the second half of fiscal 2020 include The King’s Man, Wonder Woman 1984, Death on the Nile, Black Widow, Soul, No Time to Die, Free Guy, West Side Story, Coming 2 America, Dune and The Croods 2. The anticipated film slate for 2021, which will also now include multiple films originally scheduled for 2020, is currently expected to be very strong.  Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD.  These are factors over which we have no control.

We ended the first half of fiscal 2020 with a total of 1,104 company-owned screens in 90 theatres and six managed screens in one theatre, compared to 1,092 company-owned screens in 89 theatres and six managed screens in one theatre at the end of the first half of fiscal 2019.  We opened a new eight-screen Movie Tavern by Marcus theatre in Brookfield, Wisconsin early in our fiscal 2019 fourth quarter and added four new screens to an existing Movie Tavern theatre during the first quarter of fiscal 2020.  We also completed the addition of DreamLoungerSM recliner seating and added a new SuperScreen DLX® to that same Movie Tavern theatre during the first quarter of fiscal 2020.  Early in our fiscal 2020 third quarter, we completed the addition of DreamLounger recliner seating to an existing Movie Tavern theatre.  During the first quarter of fiscal 2020, we began a project that would add DreamLounger recliner seating seating, as well as Reel Sizzle® and Take FiveSM Lounge outlets, to a Marcus Wehrenberg theatre, but this project has temporarily been put on hold as a result of the COVID-19 pandemic.  We also have temporarily stopped construction of a new nine-screen theatre in Tacoma, Washington.  We currently expect to restart these projects when conditions warrant.

Hotels and Resorts

The following table sets forth revenues, operating income (loss) and operating margin for our hotels and resorts division for the second quarter and first half of fiscal 2020 and fiscal 2019 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2020	F2019	Amt.	Pct.	F2020	F2019	Amt.	Pct.
Revenues	$5.9	$70.0	$(64.1)	-91.5%	$56.1	$125.0	$(68.9)	-55.2%
Operating income (loss)	(14.7)	4.0	(18.7)	-465.6%	(25.5)	0.9	(26.4)	-3058.7%
Operating margin (% of revenues)	-248.2%	5.7%			-45.5%	0.7%

The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the second quarter and first half of fiscal 2020 and fiscal 2019 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2020	F2019	Amt.	Pct.	F2020	F2019	Amt.	Pct.
Room revenues	$0.8	$28.2	$(27.4)	-97.0%	$17.8	$47.1	$(29.3)	-62.1%
Food/beverage revenues	0.6	18.6	(18.0)	-96.9%	14.2	34.4	(20.2)	-58.7%
Other revenues	2.6	11.2	(8.6)	-77.1%	13.6	23.4	(9.8)	-42.0%
	4.0	58.0	(54.0)	-93.1%	45.6	104.9	(59.3)	-56.5%
Cost reimbursements	1.9	12.0	(10.1)	-84.1%	10.5	20.1	(9.6)	-47.9%
Total revenues	$5.9	$70.0	$(64.1)	-91.5%	$56.1	$125.0	$(68.9)	-55.2%

Division revenues and operating income (loss) decreased significantly during the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 due to the fact that we closed five of our eight company-owned hotels and resorts on March 24, 2020, and closed our remaining three company-owned hotels in early April 2020, all as a result of extremely low occupancy rates and significant COVID-19 pandemic related cancellations.  We reopened four of our company-owned hotels (including several restaurants and bars) during the last weeks of our fiscal 2020 second quarter with significantly reduced occupancy compared to the prior year.  Last year, we closed the former InterContinental Milwaukee hotel during the first week of January to begin a major renovation that converted this hotel into the Saint Kate.

Room revenues and food and beverage revenues reported during the second quarter of fiscal 2020 relate primarily to the early April and late June weeks when one or more of our hotels were open.  Other revenues during the second quarter of fiscal 2020 included golf revenues at our Grand Geneva Resort & Spa (which exceeded the prior year period), management fees, laundry revenues and rental revenues.   Cost reimbursements decreased during the second quarter and first half of fiscal 2020 compared to the second quarter and first half of fiscal 2019 due to the temporary closure of all of our managed hotels, partially offset by the addition of a new large management contract last year.  As of the date of this report, eight of our 11 managed hotels and other properties have now reopened.

Rooms revenues and food and beverage revenues also decreased during the first half of fiscal 2020 compared to the first half of fiscal 2019 due to COVID-19 pandemic related cancellations during March 2020, negatively impacting our fiscal 2020 first quarter revenues and operating results.  In addition, our restaurants and bars were required to close during the last 10 days of the fiscal 2020 first quarter due to the COVID-19 pandemic.

Our hotel division operating loss during the second quarter of fiscal 2020 primarily reflects costs that remained after we temporarily closed all of our hotels and laid off the vast majority of our hotel staff, as well as a portion of our corporate staff.  These costs included a certain number of salaried hotel management staff as well as the remaining corporate staff, all of whom were also subject to a reduction in pay.  As referenced above, several of our hotel subsidiaries successfully applied for and received 11 PPP loans totaling approximately $13.5 million under the CARES Act that allowed those properties to rehire many of its hotel associates for eight weeks during the second quarter of fiscal 2020, as well as fund certain other qualifying expenses. The majority of these funds were used to fund expenses that our hotel subsidiaries would not have incurred otherwise – i.e. the rehiring of laid off hotel associates despite the underlying hotels being temporarily closed.  As of June 25, 2020, our hotel subsidiaries have been able to cumulatively use approximately $10.3 million of the loan proceeds for qualifying expenses.  Cumulatively, approximately $9.4 million, or 91% of the qualifying expenses paid with these PPP loan proceeds benefitted associates and did not impact the operating loss of the hotels and resorts division.  The remaining approximately $900,000 of qualified expenses paid were used by our subsidiaries to offset rent expense, utility costs and mortgage interest expense.  We believe the portion of the PPP loan proceeds used for qualified expenses will be forgiven under the terms of this CARES Act program, and as such, for accounting purposes we elected to offset expenses with the use of the proceeds.

Additional ongoing costs incurred during the fiscal 2020 second quarter included utilities and repairs and maintenance (both at reduced levels), property taxes and depreciation.   In addition, our hotel division operating results during the second quarter of fiscal 2020 were negatively impacted by nonrecurring expenses totaling approximately $2.3 million, related primarily to payments to and on behalf of laid off employees and allowances for bad debts (including the write-off of deferred expenses for a hotel tenant who vacated space because of the COVID-19 pandemic). Nonrecurring expenses during the fiscal 2020 second quarter also included extensive cleaning costs, supply purchases and employee training, among other items, related to the reopening of selected hotel properties and implementing new operating protocols (described in greater detail above).

In addition to the significant negative impact the second quarter had on our operating results during the first half of fiscal 2020, our hotels and resorts division operating results during the first half of fiscal 2020 were negatively impacted by nonrecurring expenses totaling approximately $2.7 million incurred during our fiscal 2020 first quarter related to expenses incurred (primarily payroll continuation payments to employees temporarily laid off) due to the closing of five of our eight company-owned hotels and resorts during the quarter. Our operating results during the first half of fiscal 2019 were negatively impacted by approximately $3.9 million of preopening expenses related to our conversion of the InterContinental Milwaukee hotel into the Saint Kate.

The following table sets forth certain operating statistics for the second quarter and first half of fiscal 2020 and fiscal 2019, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	Second Quarter(1)					First Half(1)
			Variance					Variance
	F2020	F2019	Amt.		Pct.	F2020	F2019	Amt.		Pct.
Occupancy pct.	18.8%	77.9%	-59.1	pts	-75.9%	52.3%	71.2%	-18.9	pts	-26.5%
ADR	$154.82	$160.10	$(5.28)		-3.3%	$130.02	$146.47	$(16.45)		-11.2%
RevPAR	$29.14	$124.67	$(95.53)		-76.6%	$68.03	$104.36	$(36.33)		-34.8%

(1)	These operating statistics represent averages of our seven distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort. The statistics only include the periods the hotels were open during the fiscal 2020 periods. The statistics for both the 2020 and 2019 periods exclude the Saint Kate, which was closed during the majority of the fiscal 2019 periods presented.

The statistics for the second quarter of fiscal 2020 include approximately two weeks of operation at the beginning of the period for the Pfister Hotel, Hilton Madison Monona Terrace and AC Hotel Chicago Downtown.  The statistics also include hotel reopenings in June 2020 at the Pfister Hotel (June 8), Grand Geneva Resort & Spa (June 15), The Skirvin Hilton Hotel (June 22) and the Hilton Madison Monona Terrace (June 23).  The “drive-to” leisure travel customer provided the most demand, and not surprisingly, the Grand Geneva and a managed condo hotel, the Timber Ridge Lodge & Waterpark, experienced the highest demand among our open hotels, particularly on weekends.  Transient business and group business travel was minimal during the fiscal 2020 second quarter.  As indicated by the relatively small decrease in ADR during the second quarter compared to the prior year, non-group retail pricing has held relatively strong.

Looking to future periods, overall occupancy in the U.S. has slowly increased since the initial onset of the COVID-19 pandemic in March.  Similar to our limited experience during the second quarter, most current demand continues to come from the drive-to leisure segment.  Most organizations have implemented travel bans and are only now starting to allow some essential travel, which will likely limit business travel in the near term.  Our company-owned hotels have experienced a significant decrease in group bookings for the remainder of fiscal 2020 compared to the same period last year.  As of the date of this report, however, our group room revenue bookings for fiscal 2021 - commonly referred to in the hotels and resorts industry as “group pace” - is running only slightly behind where we were last year at this time for fiscal 2020, and the majority of that decline is because last year’s group bookings included bookings in anticipation of Milwaukee hosting the DNC in July 2020.  Banquet and catering revenue pace for fiscal 2021 is currently ahead of where we were last year at this same time for fiscal 2020.  Another positive development is that the majority of our cancelled group bookings due to the COVID-19 pandemic are re-booking for future dates, excluding one-time events that could not rebook for future dates such as those connected to the DNC.

Unfortunately, the DNC event in Milwaukee will not be nearly as significant to Milwaukee and our hotels as we had originally anticipated.  A significantly scaled down event is still scheduled to be based in Milwaukee in mid-August, which we expect will provide some benefit to our Milwaukee hotels.  Another major event that will benefit our Milwaukee hotels, the Ryder Cup, was originally scheduled for September 2020, but it was recently rescheduled to September 2021.  However, this event is contributing to our 2021 group pace.

Forecasting what future RevPAR growth or decline will be during the next 18 to 24 months is very difficult at this time.  Hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product, so we will be monitoring the economic environment very closely. After past shocks to the system, such as 9/11 and the 2008 financial crisis, hotel demand took longer to recover than other components of the economy.  Conversely, we now anticipate that hotel supply growth will be limited for the foreseeable future, which can be beneficial for our existing hotels.  Most industry experts believe the pace of recovery will be steady, but relatively slow.  In the near-term, we believe it will be very important to have our marketing message focus on the health and safety of our associates and guests.  Overall, we generally expect our revenue trends to track or exceed the overall industry trends for our segment of the industry, particularly in our respective markets.

Our hotels and resorts division operating results during the first half of fiscal 2020 benefited from a new management contract added during fiscal 2019 – the 468-room Hyatt Regency Schaumburg hotel in Schaumburg, Illinois. Conversely, we ceased management of the Heidel House Resort & Spa in Green Lake, Wisconsin and the Sheraton Chapel Hill Hotel in Chapel Hill, North Carolina during fiscal 2019, partially offsetting the impact of the new contract. In addition, early in our fiscal 2020 second quarter, we ceased management of the Hilton Garden Inn Houston NW/Willowbrook in Houston, Texas and early in our fiscal 2020 third quarter, we ceased management of the Murieta Inn and Spa.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our movie theatre and hotels and resorts businesses, when open and operating normally, each generate significant and consistent daily amounts of cash, subject to previously-noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases.  Under normal circumstances, we believe that these relatively consistent and predictable cash sources, as well as the availability of unused credit lines, would be adequate to support the ongoing operational liquidity needs of our businesses.  A detailed description of our liquidity situation as of June 25, 2020 is described in detail above in the “Impact of the COVID-19 Pandemic” section of this MD&A.

We and several banks are party to the Credit Agreement, which provides for a revolving credit facility that matures on January 9, 2025, with an initial maximum aggregate amount of availability of $225 million.  On April 29, 2020, we entered into the Amendment to our Credit Agreement.

The Amendment amended the Credit Agreement to provide for an initial $90.8 million term loan facility that matures on April 28, 2021.  The term loan facility may be increased by our company from time to time prior to 180 days after April 29, 2020 up to an aggregate amount of $100 million, provided that certain conditions are satisfied, including the consent of each lender participating in such increase.  We used borrowings under the term loan facility to pay down revolving loans, to pay costs and expenses related to the Amendment, and for general corporate purposes.

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

The Amendment also amended the Credit Agreement to modify various restrictions and covenants applicable to our company and certain of our subsidiaries.  Among other modifications, the Amendment amended the Credit Agreement to include restrictions on our ability and certain of our subsidiaries to incur additional indebtedness, pay dividends and other distributions, and make voluntary prepayments on or defeasance of our 4.02% Senior Notes due August 2025 and 4.32% Senior Notes due February 2027.  Further, the Amendment amended the Credit Agreement to: (i) suspend testing of the minimum consolidated fixed charge coverage ratio of 3.0 to 1.0 until the earlier to occur of (a) the end of our fiscal third quarter in 2021 and (b) the last day of our fiscal quarter in which we provide notice to the administrative agent that we are reinstating the testing of such ratio; (ii) add a covenant requiring our consolidated EBITDA to be greater than (a) negative $57 million as of June 25, 2020 for the fiscal quarter then ending, (b) negative $90 million as of September 24, 2020 for the two consecutive fiscal quarters then ending, (c) negative $65 million as of December 31, 2020 for the three consecutive fiscal quarters then ending, (d) negative $40 million as of April 1, 2021 for the four consecutive fiscal quarters then ending, and (e) $42 million as of July 1, 2021 for the four consecutive fiscal quarters then ending; (iii) add a covenant requiring our consolidated liquidity to be greater than (a) $102 million as of June 25, 2020, (b) $67 million as of September 24, 2020, (c) $78.5 million as of December 31, 2020, (d) $83 million as of April 1, 2021, and (e) $103.5 million as of July 1, 2021, which minimum liquidity amounts will be reduced by $50 million for each such testing date if the term loans are paid in full as of such date; and (iv) add a covenant prohibiting our company and certain of our subsidiaries from incurring or making capital expenditures, in the aggregate for our company and such subsidiaries, (a) during the period from April 1, 2020 through December 31, 2020, in excess of $22.5 million plus certain adjustments, or (b) during our 2021 fiscal year, in excess of $50 million plus certain adjustments.

Pursuant to the Amendment, we are required to apply net cash proceeds received from certain events, including certain asset dispositions, casualty losses, condemnations, equity issuances, capital contributions, and the incurrence of certain debt, to prepay outstanding term loans.  In addition, if, at any time during the Specified Period, our company and certain of our subsidiaries’ aggregate unrestricted cash on hand exceeds $125 million, the Amendment requires us to prepay revolving loans under the Credit Agreement by the amount of such excess, without a corresponding reduction in the revolving commitments under the Credit Agreement.

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

The amended Credit Agreement contains customary events of default.  If an event of default under the amended Credit Agreement occurs and is continuing, then, among other things, the lenders may declare any outstanding obligations under the amended Credit Agreement to be immediately due and payable and exercise rights and remedies against the pledged collateral.

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

The Note Amendments amended certain covenants and other terms of the Note Purchase Agreements to: (i) suspend testing of the consolidated fixed charge coverage ratio of 2.50 to 1.0 until the earlier to occur of (a) the end of our fiscal third quarter in 2021 and (b) the last day of our fiscal quarter in which we provide notice to the administrative agent that we are reinstating the testing of such ratio; (ii) add a covenant requiring our consolidated EBITDA to be greater than (a) negative $57 million as of June 25, 2020 for the fiscal quarter then ending, (b) negative $90 million as of September 24, 2020 for the two consecutive fiscal quarters then ending, (c) negative $65 million as of December 31, 2020 for the three consecutive fiscal quarters then ending, (d) negative $40 million as of April 1, 2021 for the four consecutive fiscal quarters then ending, and (e) $42 million as of July 1, 2021 for the four consecutive fiscal quarters then ending; (iii) add a covenant requiring our consolidated liquidity to be greater than (a) $102 million as of June 25, 2020, (b) $67 million as of September 24, 2020, (c) $78.5 million as of December 31, 2020, (d) $83 million as of April 1, 2021, and (e) $103.5 million as of July 1, 2021, which minimum liquidity amounts will be reduced by $50 million for each such testing date if the term loans under the Credit Agreement are paid in full as of such date; and (iv) add a covenant prohibiting our company and certain of our subsidiaries from incurring or making capital expenditures, in the aggregate for our company and such subsidiaries, (a) during the period from April 1, 2020 through December 31, 2020, in excess of $22.5 million plus certain adjustments, or (b) during our 2021 fiscal year, in excess of $50 million plus certain adjustments.

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

In connection with the Note Amendments: (i) our company and certain of our subsidiaries have pledged, subject to certain exceptions, security interests and liens in and on (a) substantially all of their respective personal property assets and (b) certain of their respective real property assets, in each case, to secure the Notes and related obligations; and (ii) certain subsidiaries of ours have guaranteed our obligations under the Note Purchase Agreements and the Notes.  The foregoing security interests, liens and guaranties will remain in effect until the Collateral Release Date.

The Note Purchase Agreements contain customary events of default.  If an event of default under the Note Purchase Agreements occurs and is continuing, then, among other things, all Notes then outstanding become immediately due and payable and the Note holders may exercise their rights and remedies against the pledged collateral.

We believe that the actions that have been taken will allow us to have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements. However, future compliance with our debt covenants could be impacted if we are unable to resume operations as currently expected (as described in the Impact of the COVID-19 Pandemic section of this MD&A).  Future compliance with our debt covenants could also be impacted if the speed of recovery of our theatres and hotels and resorts businesses is slower than currently expected.  For example, our current expectations are that our theatre division will significantly underperform during our fiscal 2020 third quarter compared to the prior year, improve during the fiscal 2020 fourth quarter and fiscal 2021 first quarter (but still report results materially below the prior year, excluding the potential favorable impact of our 53rd week in the fiscal 2020 fourth quarter), before returning to closer-to-normal performance during our fiscal 2021 second quarter and second half of fiscal 2021.  Our current expectations for our hotels and resorts division are that, although each succeeding quarter may show improvement compared to our current state, we do not expect to return to pre-COVID-19 occupancy levels during the remainder of fiscal 2020 or fiscal 2021.

Financial Condition

Net cash used in operating activities totaled $55.0 million during the first half of fiscal 2020, compared to net cash provided by operating activities of $59.7 million during the first half of fiscal 2019.  The $114.7 million decrease in net cash provided by operating activities was due primarily to reduced net earnings, the unfavorable timing in the payment of accounts payable and the increase in refundable income taxes receivable, partially offset by the favorable timing in the collection of accounts receivable during the first half of fiscal 2020.

Net cash used in investing activities during the first half of fiscal 2020 totaled $9.1 million, compared to $65.8 million during the first half of fiscal 2019.  The decrease in net cash used in investing activities of $56.7 million was primarily the result of the $29.6 million cash consideration in the Movie Tavern Acquisition during the first quarter of fiscal 2019 and the fact that we have significantly reduced our capital expenditures during fiscal 2020 due to the impact of the COVID-19 pandemic. Proceeds received from the sale of trading securities also contributed to our decrease in net cash used in investing activities during the first half of fiscal 2020. We did not incur any acquisition-related capital expenditures during the first half of fiscal 2020.  Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $15.9 million during the first half of fiscal 2020 compared to $30.5 million during the first half of fiscal 2019.

Fiscal 2020 first half cash capital expenditures included approximately $12.1 million incurred in our theatre division, including costs associated with the addition of four new screens, DreamLounger recliner seating and a SuperScreen DLX auditorium at an existing Movie Tavern theatre and the addition of DreamLounger recliner seating to another existing Movie Tavern theatre.  We also began a project during the fiscal 2020 first quarter to add DreamLounger recliner seating, as well as Reel Sizzle and Take Five Lounge outlets, to an existing Marcus Wehrenberg theatre (this project is currently on hold).  We also incurred capital expenditures in our hotels and resorts division during the first half of fiscal 2020 of approximately $3.2 million, consisting primarily of normal maintenance capital projects.  Fiscal 2019 first half cash capital expenditures included approximately $12.9 million incurred in our theatre division, including costs associated with the addition of DreamLounger recliner seating and new UltraScreen and SuperScreen DLX auditoriums to existing theatres.  We also incurred capital expenditures in our hotels and resorts division during the first half of fiscal 2019 of approximately $17.2 million, consisting primarily of costs associated with the conversion of the Saint Kate and renovation of the Hilton Madison hotel, as well as normal maintenance capital projects at our other properties.

Net cash provided by financing activities during the first half of fiscal 2020 totaled $126.5 million compared to $608,000 during the first half of fiscal 2019.  As described above, we drew down on the full amount available under our revolving credit facility during the first quarter of fiscal 2020 (after taking into consideration outstanding letters of credit that reduce revolver availability). As described above, we also incurred $90.8 million of new short-term borrowings early in our fiscal 2020 second quarter, the majority of which was used to repay existing borrowings under our revolving credit facility. As a result, we added $188.0 million of new short-term revolving credit facility borrowings, and we made $138.6 million of repayments on short-term revolving credit facility borrowings during the first half of fiscal 2020 (net increase in borrowings on our credit facility of $49.4 million).  During fiscal 2019, we used excess cash during the first half to reduce our borrowings under our revolving credit facility.  As short-term borrowings became due, we replaced them as necessary with new short-term borrowings.  During the fiscal 2019 first half, we also used borrowings from our revolving credit facility to fund the cash consideration in the Movie Tavern Acquisition.  As a result, we added $162.0 million of new short-term borrowings, and we made $127.0 million of repayments on short-term borrowings during the first half of fiscal 2019 (net increase in borrowings on our credit facility of $35.0 million).

As described in the Hotels and Resorts section of this MD&A, we received PPP loan proceeds during the second quarter of fiscal 2020, the majority of which were used for qualifying expenses during the second quarter that we believe will result in forgiveness of the loan under provisions of the CARES Act.  Approximately $3.2 million of the PPP loan proceeds have not been used as of June 25, 2020 and contributed to the increase in net cash provided by financing activities during the first half of fiscal 2020 compared to the prior year.  We did not issue any new long-term debt during the first half of fiscal 2019.  Principal payments on long-term debt were $9.3 million during the first half of fiscal 2020 and included a $9.0 million final payment on senior notes that matured in April 2020.  Principal payments on long-term debt were $24.0 million during the first half of fiscal 2019 and included the repayment of a $14.6 million mortgage note on a hotel.  Our debt-to-capitalization ratio (excluding our finance and operating lease obligations) was 0.38 at June 25, 2020, compared to 0.26 at December 26, 2019.

We repurchased approximately 8,600 shares of our common stock for approximately $274,000 in conjunction with the payment of income taxes on vested restricted stock during the first half of fiscal 2020, compared to 16,000 shares repurchased for approximately $641,000 in conjunction with the exercise of stock options during the first half of fiscal 2019. As of June 25, 2020, approximately 2.7 million shares remained available for repurchase under prior Board of Directors repurchase authorizations.  We expect that we will execute any future repurchases on the open market or in privately-negotiated transactions, depending upon a number of factors, including prevailing market conditions.  As described above, the Amendment currently restricts our ability to repurchase shares in the open market until such time as we have paid off the new Term Loan A and returned to compliance with our prior covenants under the amended Credit Agreement.

In conjunction with the Movie Tavern Acquisition, we issued 2,450,000 shares of our common stock to the seller during the first half of fiscal 2019. This non-cash transaction reduced treasury stock and increased capital in excess of par by the value of the shares at closing of approximately $109.2 million.

Dividend payments during the first half of fiscal 2020 totaled $5.1 million compared to dividend payments of $9.6 million during the first half of fiscal 2019.  As described above, the Amendment requires us to temporarily suspend our quarterly dividend payments for the remainder of 2020 and limits the total amount of quarterly dividend payments during the first two quarters of fiscal 2021, unless the Term Loan A is repaid and we are in compliance with prior financial covenants under the amended Credit Agreement, at which point we have the ability to declare quarterly dividend payments as we deem appropriate.

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

Due to the COVID-19 pandemic and the temporary closing of all of our theatre locations, we determined that a triggering event occurred during the 13 weeks ended March 26, 2020 and performed a quantitative analysis. In order to determine fair value, we used assumptions based on information available to us as of March 26, 2020, including both market data and forecasted cash flows. We then used this information to determine fair value and determined that the fair value of our theatre reporting unit exceeded our carrying value by approximately 20% and deemed that no impairment was indicated as of March 26, 2020. During the 13 weeks ended June 25, 2020, we determined that there were no indicators of impairment that would require an additional quantitative analysis as of June 25, 2020.  If we are unable to achieve our forecasted cash flow or if market conditions worsen, our goodwill could be impaired at a later date.

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

The COVID-19 Pandemic Has Had and Will Continue to Have Material Adverse Effects on Our Theatre and Hotels and Resorts Businesses, Results of Operations, Liquidity, Cash Flows, Financial Condition, Access to Credit Markets and Ability to Service Our Existing and Future Indebtedness.

The COVID-19 pandemic has had an unprecedented impact on the world and both of our business segments. The situation continues to be volatile and the social and economic effects are widespread. As an operator of movie theatres, hotels and resorts, restaurants and bars, each of which consists of spaces where customers and guests gather in close proximity, our businesses are significantly impacted by protective actions that federal, state and local governments have taken to control the spread of the pandemic. These actions include, among other things, declaring national and state emergencies, encouraging social distancing, restricting freedom of movement and congregation, mandating non-essential business closures and/or capacity restrictions and issuing shelter-in-place, quarantine and stay-at-home orders.

As a result of these measures, we temporarily closed all of our theatres on March 17, 2020, and we currently are not generating any significant revenues from our theatre operations (other than revenues from six theatres opened on a very limited basis in June 2020 primarily to test new operating protocols, five parking lot cinemas and some limited online and curbside sales of popcorn, pizza and other assorted food and beverage items). We also temporarily closed all of our hotel division restaurants and bars at approximately the same time and closed five of our eight company-owned hotels and resorts on March 24, 2020 due to a significant reduction in occupancy at those hotels.  We announced the closing of our remaining three company-owned hotels on April 8, 2020.  We re-opened four of our company-owned hotels (including several restaurants and bars) during June 2020.  These properties are currently generating significantly reduced revenues, and our other four company-owned hotels currently remain substantially closed.

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

Even when the COVID-19 pandemic subsides, we cannot guarantee that we will recover as rapidly as other industries. For example, once federal, state and local government restrictions are lifted, it is unclear how quickly patrons will return to our theatres and hotels, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses, among other things.  If customers do not perceive our response to the pandemic to be adequate, we could suffer damage to our reputation, which could adversely affect our businesses.

Furthermore, the effects of the pandemic on our businesses could be long-lasting and could continue to have material adverse effects on our businesses, results of operations, liquidity, cash flows and financial condition, and may materially adversely impact our ability to operate our businesses after our temporary closure ends on the same terms as we conducted business prior to the pandemic. Significant impacts on our businesses caused by the COVID-19 pandemic may include, among others:

●	lack of availability of films in the short- or long-term, including as a result of (i) major film distributors releasing scheduled films on alternative channels or (ii) disruptions of film production;
●	decreased attendance at our theatres after they reopen, including due to (i) continued safety and health concerns or (ii) a change in consumer behavior in favor of alternative forms of entertainment;
●	reduced travel from our various leisure, business transient and group business customers;
●	cancellation of major events that were expected to benefit our hotels and resorts division;

●	our inability to negotiate favorable rent payment terms with our landlords;
●	unavailability of employees and/or their inability or unwillingness to conduct work under any revised work environment protocols;
●	increased risks related to employee matters, including increased employment litigation and claims relating to terminations or furloughs caused by theatre and hotel closures;
●	reductions and delays to planned operating and capital expenditures;
●	potential impairment charges;
●	our inability to generate significant cash flow from operations if our theatres and/or hotels and resorts continue to experience demand at levels significantly lower than historical levels, which could lead to a substantial increase in indebtedness and negatively impact our ability to comply with the financial covenants, if applicable, in our debt agreements;
●	our inability to access lending, capital markets and other sources of liquidity, if needed, on reasonable terms, or at all, or obtain amendments, extensions and waivers;
●	our inability to effectively meet our short- and long-term obligations; and
●	our inability to service our existing and future indebtedness.

Additionally, although we have sought and obtained, and intend to continue to seek, available benefits under the CARES Act, or any subsequent governmental relief bills, we cannot predict the manner in which any additional benefits under the CARES Act, or any subsequent governmental relief bills, will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. Accessing these benefits and our response to the COVID-19 pandemic have required our management team to devote extensive resources and are likely to continue to do so in the near future, which negatively affects our ability to implement our business plan and respond to opportunities.

The Duration of the COVID-19 Pandemic and Related Shelter-in-Place and Social Distancing Requirements and the Level of Customer Demand Following the Relaxation of Such Requirements May Materially Adversely Affect Our Financial Results and Condition.

As noted above, due to the COVID-19 pandemic, our operations at our theatres and hotels and resorts have been significantly restricted or suspended temporarily, and there is uncertainty as to when reopening of our facilities will be permitted and/or financially viable. Because we operate in several different jurisdictions, we may be able to reopen some, but not all, of our theatres and hotels and resorts within a certain timeframe.  Our current expectation is that, when we do reopen, we will open to capacity limitations.  A reduction in capacity does not necessarily translate to an equal reduction in potential revenues.  Fears and concerns regarding the COVID-19 pandemic could cause our customers to avoid assembling in public spaces for some time despite the relaxation of shelter-in-place and social distancing measures.  In the unlikely event that the majority of our properties remained closed, we have no control over and cannot predict the length of the closure of or restrictions on our theatres and hotels and resorts due to the COVID-19 pandemic. If we are unable to generate revenues due to a prolonged period of closure or experience significant declines in our businesses volumes upon reopening, this would negatively impact our ability to remain in compliance with our debt covenants and meet our payment obligations. In such an event, we would either seek covenant waivers or attempt to amend our covenants, though there is no certainty that we would be successful in such efforts. Additionally, we could seek additional liquidity through the issuance of new debt. Our ability to obtain additional financing and the terms of any such additional financing would depend in part on factors outside of our control.

In addition to the specific risks described above, the COVID-19 pandemic (including federal, state and local governmental responses, broad economic impacts and market disruptions) has heightened the materiality of the other risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 26, 2019.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated.

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total Number of		Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced	Under the Plans
Period	Purchased	Paid per Share	Programs (1)	or Programs (1)
March 27 - April 30	—	$—	—	2,748,010
May 1 - May 28	—	—	—	2,748,010
May 29 - June 25	—	—	—	2,748,010
Total	—	$—	—	2,748,010

(1)	Through June 25, 2020, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of June 25, 2020, we had repurchased approximately 8.9 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 6.         Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: August 4, 2020	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: August 4, 2020	By:	/s/ Douglas A. Neis
Douglas A. Neis
Executive Vice President, Chief Financial Officer and Treasurer

S-1