Form 10-Q
period 2020-09-24
MARCUS CORP
filed 2020-11-03
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2020

OR

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

COMMON STOCK OUTSTANDING AT October 30, 2020 – 23,139,038

CLASS B COMMON STOCK OUTSTANDING AT October 30, 2020 – 7,925,254

THE MARCUS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

	September 24,	December 26,
(in thousands, except share and per share data)	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$8,244	$20,862
Restricted cash	8,509	4,756
Accounts receivable, net of reserves of $1,034 and $762, respectively	6,907	29,465
Refundable income taxes	54,434	5,916
Assets held for sale	2,119	—
Other current assets	11,477	18,265
Total current assets	91,690	79,264

Property and equipment:
Land and improvements	149,299	152,434
Buildings and improvements	762,206	761,511
Leasehold improvements	166,628	164,083
Furniture, fixtures and equipment	381,749	377,404
Finance lease right-of-use assets	74,794	74,357
Construction in progress	6,826	4,043
Total property and equipment	1,541,502	1,533,832
Less accumulated depreciation and amortization	663,800	610,578
Net property and equipment	877,702	923,254

Operating lease right-of-use assets	236,632	243,855

Other assets:
Investments in joint ventures	2,084	3,595
Goodwill	75,211	75,282
Other	33,103	33,936
Total other assets	110,398	112,813
TOTAL ASSETS	$1,316,422	$1,359,186

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

	September 24,	December 26,
(in thousands, except share and per share data)	2020	2019

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,824	$49,370
Taxes other than income taxes	16,638	20,613
Accrued compensation	10,796	18,055
Other accrued liabilities	50,842	61,134
Short-term borrowings	89,932	—
Current portion of finance lease obligations	2,908	2,571
Current portion of operating lease obligations	20,646	13,335
Current maturities of long-term debt	12,927	9,910
Total current liabilities	220,513	174,988

Finance lease obligations	20,256	20,802

Operating lease obligations	231,552	232,111

Long-term debt	199,357	206,432

Deferred income taxes	46,838	48,262

Deferred compensation and other	58,938	55,133

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock, $1 par; authorized 50,000,000 shares; issued 23,264,259 shares at September 24, 2020 and 23,253,744 shares at December 26, 2019	23,264	23,254
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 7,925,254 shares at September 24, 2020 and 7,935,769 shares at December 26, 2019	7,926	7,936
Capital in excess of par	152,598	145,549
Retained earnings	370,919	461,884
Accumulated other comprehensive loss	(12,614)	(12,648)
	542,093	625,975
Less cost of Common Stock in treasury (125,652 shares at September 24, 2020 and 242,853 shares at December 26, 2019)	(3,125)	(4,540)
Total shareholders' equity attributable to The Marcus Corporation	538,968	621,435
Noncontrolling interest	—	23
Total equity	538,968	621,458

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,316,422	$1,359,186

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings (Loss)

	September 24, 2020		September 26, 2019
(in thousands, except per share data)	13 Weeks	39 Weeks	13 Weeks	39 Weeks

Revenues:
Theatre admissions	$3,118	$58,667	$69,753	$211,777
Rooms	9,772	27,618	34,185	81,317
Theatre concessions	3,243	50,277	57,051	172,126
Food and beverage	5,420	19,620	20,170	54,568
Other revenues	8,813	30,886	22,872	66,234
	30,366	187,068	204,031	586,022
Cost reimbursements	3,225	13,916	7,431	27,979
Total revenues	33,591	200,984	211,462	614,001

Costs and expenses:
Theatre operations	14,150	76,806	66,971	199,542
Rooms	4,611	16,132	10,829	30,173
Theatre concessions	2,592	25,634	21,471	63,789
Food and beverage	5,109	20,725	15,842	44,353
Advertising and marketing	1,981	8,446	6,653	17,664
Administrative	11,645	40,555	18,053	54,862
Depreciation and amortization	18,690	56,568	19,226	53,484
Rent	6,594	19,876	6,806	19,087
Property taxes	5,950	18,004	5,666	16,527
Other operating expenses	6,266	18,094	10,127	31,729
Impairment charges	765	9,477	—	—
Reimbursed costs	3,225	13,916	7,431	27,979
Total costs and expenses	81,578	324,233	189,075	559,189

Operating income (loss)	(47,987)	(123,249)	22,387	54,812

Other income (expense):
Investment income	66	207	187	835
Interest expense	(4,132)	(10,177)	(2,807)	(8,959)
Other expense	(590)	(1,771)	(481)	(1,441)
Loss on disposition of property, equipment and other assets	(251)	(299)	(129)	(269)
Equity losses from unconsolidated joint ventures, net	(1,054)	(1,539)	(84)	(252)
	(5,961)	(13,579)	(3,314)	(10,086)

Earnings (loss) before income taxes	(53,948)	(136,828)	19,073	44,726
Income taxes (benefit)	(14,508)	(50,984)	4,843	10,465
Net earnings (loss)	(39,440)	(85,844)	14,230	34,261
Net earnings (loss) attributable to noncontrolling interests	—	(23)	(59)	46
Net earnings (loss) attributable to The Marcus Corporation	$(39,440)	$(85,821)	$14,289	$34,215

Net earnings (loss) per share - basic:
Common Stock	$(1.30)	$(2.84)	$0.47	$1.18
Class B Common Stock	$(1.18)	$(2.57)	$0.43	$1.02

Net earnings (loss) per share - diluted:
Common Stock	$(1.30)	$(2.84)	$0.46	$1.10
Class B Common Stock	$(1.18)	$(2.57)	$0.43	$1.01

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

	September 24, 2020		September 26, 2019
(in thousands)	13 Weeks	39 Weeks	13 Weeks	39 Weeks

Net earnings (loss)	$(39,440)	$(85,844)	$14,230	$34,261

Other comprehensive income (loss), net of tax:

Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $64, $194, $30 and $89, respectively	184	549	79	238

Fair market value adjustment of interest rate swaps, net of tax benefit of $10, $358, $35 and $340, respectively	(30)	(1,015)	(138)	(968)

Reclassification adjustment on interest rate swaps included in interest expense, net of tax effect of $81, $177, $11 and $19, respectively	227	500	32	53

Other comprehensive income (loss)	381	34	(27)	(677)

Comprehensive income (loss)	(39,059)	(85,810)	14,203	33,584

Comprehensive income (loss) attributable to noncontrolling interests	—	(23)	(59)	46

Comprehensive income (loss) attributable to The Marcus Corporation	$(39,059)	$(85,787)	$14,262	$33,538

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	39 Weeks Ended
(in thousands)	September 24, 2020	September 26, 2019

OPERATING ACTIVITIES:
Net earnings (loss)	$(85,844)	$34,261
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Losses on investments in joint ventures	1,539	252
Distributions from joint ventures	—	200
Loss on disposition of property, equipment and other assets	299	269
Impairment charges	9,477	—
Depreciation and amortization	56,568	53,484
Amortization of debt issuance costs and discount on convertible notes	697	232
Share-based compensation	3,286	2,594
Deferred income taxes	(2,787)	(572)
Deferred compensation and other	3,938	592
Contribution of the Company’s stock to savings and profit-sharing plan	1,315	1,181
Changes in operating assets and liabilities:
Accounts receivable	22,558	2,118
Other assets	1,604	566
Operating leases	8,519	(280)
Accounts payable	(31,852)	(7,524)
Income taxes	(48,518)	8,506
Taxes other than income taxes	(3,975)	626
Accrued compensation	(7,259)	1,671
Other accrued liabilities	(10,214)	(12,218)
Total adjustments	5,195	51,697
Net cash provided by (used in) operating activities	(80,649)	85,958

INVESTING ACTIVITIES:
Capital expenditures	(18,687)	(50,097)
Acquisition of theatres, net of cash acquired and working capital assumed	—	(30,287)
Proceeds from disposals of property, equipment and other assets	1,602	22
Capital contribution in joint venture	(28)	—
Proceeds from sale of trading securities	5,184	—
Other investing activities	220	(5,809)
Net cash used in investing activities	(11,709)	(86,171)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	209,000	246,000
Repayment of borrowings on revolving credit facility	(280,000)	(215,000)
Proceeds from short-term borrowings	90,800	—
Proceeds from convertible senior notes	100,050	—
Principal payments on long-term debt	(9,356)	(24,203)
Proceeds received from PPP loans expected to be repaid	3,147	—
Debt issuance costs	(6,543)	—
Principal payments on finance lease obligations	(1,389)	(1,908)
Equity transactions:
Treasury stock transactions, except for stock options	(542)	(747)
Exercise of stock options	379	1,344
Capped call transactions	(16,908)	—
Dividends paid	(5,145)	(14,478)
Distributions to noncontrolling interest	—	(185)
Net cash provided by (used in) financing activities	83,493	(9,177)

Net decrease in cash, cash equivalents and restricted cash	(8,865)	(9,390)
Cash, cash equivalents and restricted cash at beginning of period	25,618	21,927
Cash, cash equivalents and restricted cash at end of period	$16,753	12,537

Supplemental Information:
Interest paid, net of amounts capitalized	$9,313	9,540
Income taxes paid	322	2,530
Change in accounts payable for additions to property, equipment and other assets	(2,640)	7,406

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 24, 2020

1. General

Basis of Presentation - The unaudited consolidated financial statements for the 13 and 39 weeks ended September 24, 2020 and September 26, 2019 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at September 24, 2020, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2019.

Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 26, 2019, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.

Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $18,698,000 and $56,584,000 for the 13 and 39 weeks ended September 24, 2020, respectively, and $19,194,000 and $53,433,000 for the 13 and 39 weeks ended September 26, 2019, respectively.

Assets Held for Sale – Long-lived assets that are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria are classified as assets held for sale and included within current assets on the consolidated balance sheet. Assets held for sale are measured at the lower of their carrying value or their fair value less costs to sell the asset. As of September 24, 2020, assets held for sale consists primarily of excess land.

Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. This includes quantitative and qualitative factors, including evaluating the historical actual operating performance of the long-lived assets and assessing the potential impact of recent events and transactions impacting the long-lived assets. If such indicators are present, the Company determines if the long-lived assets are recoverable by assessing whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. If the long-lived assets are not recoverable, the Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. During the first quarter of fiscal 2020 and the third quarter of fiscal 2020, the Company determined that indicators of impairment were present. As such, the Company evaluated the value of its property and equipment and the value of its operating lease right-of-use assets and recorded impairment charges as discussed in Note 3.

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

During the first quarter of fiscal 2020 and the third quarter of fiscal 2020, the Company determined that indicators of impairment were present and performed quantitative tests as of the quarter-end dates. In order to determine fair value, the Company used assumptions based on information available to it as of March 26, 2020 (the last day of the Company’s first quarter) and September 24, 2020 (the last day of the Company’s third quarter), including both market data and forecasted future cash flows. The Company then used this information to determine fair value. The Company determined that the fair value of the Company's goodwill was greater than its carrying value and thus was not impaired as of March 26, 2020 or September 24, 2020.

Trade Name Intangible Asset – The Company recorded a trade name intangible asset in conjunction with the Movie Tavern acquisition (See Note 4) that was determined to have an indefinite life. The Company reviews its trade name intangible asset for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. During the first quarter of fiscal 2020 and the third quarter of fiscal 2020, the Company determined that indicators of impairment were present. As such, the Company evaluated the value of its trade name intangible asset and recorded an impairment charge during the first quarter of fiscal 2020 as discussed in Note 3.

Earnings (Loss) Per Share - Net earnings (loss) per share (EPS) of Common Stock and Class B Common Stock is computed using the two class method. Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and convertible debt instruments using the treasury method. Convertible Class B Common Stock is reflected on an if-converted basis when dilutive to Common Stock. The computation of the diluted net earnings (loss) per share of Common Stock assumes the conversion of Class B Common Stock in periods that have net earnings since it would be dilutive to Common Stock earnings per share, while the diluted net earnings (loss) per share of Class B Common Stock does not assume the conversion of those shares.

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings (loss) per share for net earnings (loss) and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks	13 Weeks	39 Weeks	39 Weeks
	Ended	Ended	Ended	Ended
	September 24, 2020	September 26, 2019	September 24, 2020	September 26, 2019

	(in thousands, except per share data)
Numerator:
Net earnings (loss) attributable to The Marcus Corporation	$(39,440)	$14,289	$(85,821)	$34,215
Denominator:
Denominator for basic EPS	31,064	30,918	31,033	30,566
Effect of dilutive employee stock options	—	443	—	518
Denominator for diluted EPS	31,064	31,361	31,033	31,084
Net earnings (loss) per share – basic:
Common Stock	$(1.30)	$0.47	$(2.84)	$1.18
Class B Common Stock	$(1.18)	$0.43	$(2.57)	$1.02
Net earnings (loss) per share- diluted:
Common Stock	$(1.30)	$0.46	$(2.84)	$1.10
Class B Common Stock	$(1.18)	$0.43	$(2.57)	$1.01

For the periods when the Company reports a net loss, common stock equivalents are excluded from the computation of diluted loss per share as their inclusion would have an antidilutive effect.

It is the Company’s intent to settle the principal amount of its convertible senior notes in cash and settle the conversion spread of its convertible senior notes in the Company’s shares. As such, the Company uses the treasury method to calculate diluted earnings per share, unless the effect would be antidilutive.

Shareholders’ Equity - Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interests for the 13 and 39 weeks ended September 24, 2020 and September 26, 2019 was as follows (in thousands, except per share data):

							Shareholders’
							Equity
					Accumulated		Attributable
		Class B	Capital		Other		to The	Non-
	Common	Common	in Excess	Retained	Comprehensive	Treasury	Marcus	controlling	Total
	Stock	Stock	of Par	Earnings	Loss	Stock	Corporation	Interests	Equity
BALANCES AT DECEMBER 26, 2019	$23,254	$7,936	$145,549	$461,884	$(12,648)	$(4,540)	$621,435	$23	$621,458
Cash Dividends:
$.15 Class B Common Stock	—	—	—	(1,224)	—	—	(1,224)	—	(1,224)
$.16 Common Stock	—	—	—	(3,921)	—	—	(3,921)	—	(3,921)
Exercise of stock options	—	—	5	—	—	40	45	—	45
Purchase of treasury stock	—	—	—	—	—	(274)	(274)	—	(274)
Savings and profit-sharing contribution	—	—	299	—	—	1,016	1,315	—	1,315
Reissuance of treasury stock	—	—	2	—	—	46	48	—	48
Issuance of non-vested stock	—	—	(149)	—	—	149	—	—	—
Shared-based compensation	—	—	988	—	—	—	988	—	988
Conversions of Class B Common Stock	10	(10)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(19,352)	(547)	—	(19,899)	(148)	(20,047)
BALANCES AT MARCH 26, 2020	$23,264	$7,926	$146,694	$437,387	$(13,195)	$(3,563)	$598,513	$(125)	$598,388
Exercise of stock options	—	—	(4)	—	—	15	11	—	11
Reissuance of treasury stock	—	—	(17)	—	—	112	95	—	95
Issuance of non-vested stock	—	—	(172)	—	—	172	—	—	—
Shared-based compensation	—	—	1,190	—	—	—	1,190	—	1,190
Other	—	—	(1)	1	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(27,029)	200	—	(26,829)	125	(26,704)
BALANCES AT JUNE 25, 2020	$23,264	$7,926	$147,690	$410,359	$(12,995)	$(3,264)	$572,980	$—	$572,980
Exercise of stock options	—	—	(68)	—	—	391	323	—	323
Purchase of treasury stock	—	—	—	—	—	(422)	(422)	—	(422)
Reissuance of treasury stock	—	—	(1)	—	—	12	11	—	11
Issuance of non-vested stock	—	—	(158)	—	—	158	—	—	—
Shared-based compensation	—	—	1,108	—	—	—	1,108	—	1,108
Equity component of issuance of convertible notes, net of tax and issuance costs	—	—	16,522	—	—	—	16,522	—	16,522
Capped call transactions, net of tax	—	—	(12,495)	—	—	—	(12,495)	—	(12,495)
Comprehensive income (loss)	—	—	—	(39,440)	381	—	(39,059)	—	(39,059)
BALANCES AT SEPTEMBER 24, 2020	$23,264	$7,926	$152,598	$370,919	$(12,614)	$(3,125)	$538,968	$—	$538,968

							Shareholders’
							Equity
					Accumulated		Attributable
		Class B	Capital		Other		to The	Non-
	Common	Common	in Excess	Retained	Comprehensive	Treasury	Marcus	controlling	Total
	Stock	Stock	of Par	Earnings	Loss	Stock	Corporation	Interests	Equity
BALANCES AT DECEMBER 27, 2018	$22,843	$8,347	$63,830	$439,178	$(6,758)	$(37,431)	$490,009	$110	$490,119
Cash Dividends:
$.15 Class B Common Stock	—	—	—	(1,183)	—	—	(1,183)	—	(1,183)
$.16 Common Stock	—	—	—	(3,633)	—	—	(3,633)	—	(3,633)
Exercise of stock options	—	—	(78)	—	—	532	454	—	454
Purchase of treasury stock	—	—	—	—	—	(428)	(428)	—	(428)
Savings and profit-sharing contribution	—	—	810	—	—	371	1,181	—	1,181
Reissuance of treasury stock	—	—	31	—	—	16	47	—	47
Issuance of non-vested stock	—	—	(127)	—	—	127	—	—	—
Shared-based compensation	—	—	777	—	—	—	777	—	777
Reissuance of treasury stock-acquisition	—	—	77,960	—	—	31,237	109,197	—	109,197
Other	—	—	(109)	—	—	—	(109)	—	(109)
Conversions of Class B Common Stock	411	(411)	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(60)	(60)
Comprehensive income (loss)	—	—	—	1,860	(297)	—	1,563	(66)	1,497
BALANCES AT MARCH 28, 2019	$23,254	$7,936	$143,094	$436,222	$(7,055)	$(5,576)	$597,875	$(16)	$597,859
Cash Dividends:
$.15 Class B Common Stock	—	—	—	(1,155)	—	—	(1,155)	—	(1,155)
$.16 Common Stock	—	—	—	(3,675)	—	—	(3,675)	—	(3,675)
Exercise of stock options	—	—	(27)	—	—	477	450	—	450
Purchase of treasury stock	—	—	—	—	—	(213)	(213)	—	(213)
Reissuance of treasury stock	—	—	182	—	—	96	278	—	278
Issuance of non-vested stock	—	—	(142)	—	—	142	—	—	—
Shared-based compensation	—	—	949	—	—	—	949	—	949
Conversions of Class B Common Stock	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(35)	(35)
Comprehensive income (loss)	—	—	—	18,066	(353)	—	17,713	171	17,884
BALANCES AT JUNE 27, 2019	$23,254	$7,936	$144,056	$449,458	$(7,408)	$(5,074)	$612,222	$120	$612,342
$.15 Class B Common Stock	—	—	—	(1,155)	—	—	(1,155)	—	(1,155)
$.16 Common Stock	—	—	—	(3,677)	—	—	(3,677)	—	(3,677)
Exercise of stock options	—	—	(134)	—	—	574	440	—	440
Purchase of treasury stock	—	—	—	—	—	(478)	(478)	—	(478)
Reissuance of treasury stock	—	—	28	—	—	19	47	—	47
Issuance of non-vested stock	—	—	(131)	—	—	131	—	—	—
Shared-based compensation	—	—	868	—	—	—	868	—	868
Conversions of Class B Common Stock	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(90)	(90)
Comprehensive income (loss)	—	—	—	14,289	(27)	—	14,262	(59)	14,203
BALANCES AT SEPTEMBER 26, 2019	$23,254	$7,936	$144,687	$458,915	$(7,435)	$(4,828)	$622,529	$(29)	$622,500

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	September 24,	December 26,
	2020	2019

	(in thousands)
Unrecognized loss on interest rate swap agreements	$(1,397)	$(882)
Net unrecognized actuarial loss for pension obligation	(11,217)	(11,766)
	$(12,614)	$(12,648)

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At September 24, 2020 and December 26, 2019, respectively, the Company’s $1,059,000 and $5,825,000 of debt and equity securities classified as trading were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At September 24, 2020 and December 26, 2019, respectively, the Company’s $1,890,000 and $1,194,000 liability related to the Company’s interest rate swap contracts was valued using Level 2 pricing inputs.

Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At September 24, 2020 and December 26, 2019, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs. Assets and liabilities that are measured on a non-recurring basis are discussed in Note 3, Note 4 and Note 5.

Defined Benefit Plan - The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks	13 Weeks	39 Weeks	39 Weeks
	Ended	Ended	Ended	Ended
	September 24, 2020	September 26, 2019	September 24, 2020	September 26, 2019

	(in thousands)
Service cost	$274	$207	$821	$625
Interest cost	342	372	1,028	1,114
Net amortization of prior service cost and actuarial loss	248	109	743	327
Net periodic pension cost	$864	$688	$2,592	$2,066

Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of earnings.

Revenue Recognition – The disaggregation of revenues by business segment for the 13 and 39 weeks ended September 24, 2020 is as follows (in thousands):

	13 Weeks Ended September 24, 2020
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$3,118	$—	$—	$3,118
Rooms	—	9,772	—	9,772
Theatre concessions	3,243	—	—	3,243
Food and beverage	—	5,420	—	5,420
Other revenues(1)	934	7,820	59	8,813
Cost reimbursements	59	3,166	—	3,225
Total revenues	$7,354	$26,178	$59	$33,591

	39 Weeks Ended September 24, 2020
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$58,667	$—	$—	$58,667
Rooms	—	27,618	—	27,618
Theatre concessions	50,277	—	—	50,277
Food and beverage	—	19,620	—	19,620
Other revenues(1)	9,194	21,375	317	30,886
Cost reimbursements	276	13,640	—	13,916
Total revenues	$118,414	$82,253	$317	$200,984

(1)	Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.

The disaggregation of revenues by business segment for the 13 and 39 weeks ended September 26, 2019 is as follows (in thousands):

	13 Weeks Ended September 26, 2019
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$69,753	$—	$—	$69,753
Rooms	—	34,185	—	34,185
Theatre concessions	57,051	—	—	57,051
Food and beverage	—	20,170	—	20,170
Other revenues (1)	9,781	13,003	88	22,872
Cost reimbursements	217	7,214	—	7,431
Total revenues	$136,802	$74,572	$88	$211,462

	39 Weeks Ended September 26, 2019
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$211,777	$—	$—	$211,777
Rooms	—	81,317	—	81,317
Theatre concessions	172,126	—	—	172,126
Food and beverage	—	54,568	—	54,568
Other revenues (1)	29,525	36,386	323	66,234
Cost reimbursements	646	27,333	—	27,979
Total revenues	$414,074	$199,604	$323	$614,001

(1)	Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.

The Company had deferred revenue from contracts with customers of $36,347,000 and $43,200,000 as of September 24, 2020 and December 26, 2019, respectively. The Company had no contract assets as of September 24, 2020 and December 26, 2019. During the 39 weeks ended September 24, 2020, the Company recognized revenue of $12,444,000 that was included in deferred revenues as of December 26, 2019. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced ticket sales and the Company’s loyalty program. The decrease in deferred revenue from December 26, 2019 to September 24, 2020 was due to theatre gift card redemptions and advanced movie ticket redemptions during the 39 weeks ended September 24, 2020.

As of September 24, 2020, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $4,631,000 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. The Company recognizes revenue as the tickets are redeemed, which is expected to occur within the next two years.

As of September 24, 2020, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $2,679,000 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. Subtopic 470-20 is designed to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The amendments remove the separation models in ASC 470-20 for certain contracts. As a result, embedded conversion features would not be presented separately in equity, rather, the contract would be accounted for as a single liability measured at its amortized cost. Subtopic 815-40 simplifies the analysis of whether an embedded conversion feature meets the derivative scope exception for contracts that are indexed to, and classified in, stockholders equity, as well as addresses the computation of earnings per shares for convertible debt instruments. ASU No. 2020-06 is effective for fiscal years beginning after December 15, 2021 using either a modified retrospective method of transition or a fully retrospective method of transition. Early adoption is permitted no earlier than fiscal years beginning after December 15, 2020. The Company plans on early adopting ASU No. 2020-06 in fiscal 2021 and is currently evaluating the effect the new standard will have on its consolidated financial statements.

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

As a result of these measures, the Company temporarily closed all of its theatres on March 17, 2020, and did not generate any significant revenues from its theatre operations during its fiscal 2020 second quarter and the first two months of its fiscal 2020 third quarter (other than revenues from six theatres opened on a very limited basis in June 2020 primarily to test new operating protocols, five parking lot cinemas, and some limited online and curbside sales of popcorn, pizza and other assorted food and beverage items).  As of August 28, 2020, the Company had reopened approximately 80% of its theatres, although seating capacity at reopened theatres has been reduced in response to COVID-19 as a way to ensure proper social distancing.  Early in the Company’s fiscal 2020 fourth quarter, the Company temporarily closed several theatres due to changes in the release schedule for new films.  As of the date of this report, approximately 66% of the Company’s theatres remain open.  Temporarily closed theatres are ready to quickly reopen as new films are released and demand returns.

The Company also temporarily closed all of its hotel division restaurants and bars at approximately the same time as its theatres and closed five of its eight company-owned hotels and resorts on March 24, 2020 due to a significant reduction in occupancy at those hotels.  The Company closed its remaining three company-owned hotels in early April 2020.  It re-opened four of its company-owned hotels and several of its restaurants and bars during June 2020, which together are generating significantly reduced revenues as compared to prior years.  The Company reopened three of its four remaining company-owned hotels during the Company’s fiscal 2020 third quarter.  As such, as of the date of this report, seven of the Company’s eight company-owned hotels and most of its managed hotels are open.

Since the COVID-19 crisis began, the Company has been working proactively to preserve cash. In addition to obtaining additional financing and modifying previously existing debt covenants (see Note 5), additional measures the Company has already taken and intends to take in the future to enhance liquidity include:

●	Discontinuing all non-essential operating and capital expenditures;
●	Temporarily laying off the majority of its hourly theatre and hotel associates, in addition to temporarily reducing property management and corporate office staff levels;
●	Temporarily reducing the salary of the Company’s chairman and president and chief executive officer by 50%, as well as temporarily reducing the salary of all other executives and remaining divisional/corporate staff;
●	Temporarily eliminating all board of directors cash compensation;

●	Temporarily suspending quarterly dividend payments;
●	Actively working with landlords and major suppliers to modify the timing and terms of certain contractual payments;
●	Evaluating the provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) and utilizing the benefits, relief and resources under those provisions as appropriate (See Note 7); and
●	Evaluating the provisions of any subsequent federal or state legislation enacted as a response to the COVID-19 pandemic.

During the Company's second quarter, the Company successfully applied for and received funds under the CARES Act Paycheck Protection Program (PPP) that allowed it to rehire many of its hotel associates for eight weeks during the second quarter of fiscal 2020, as well as fund certain other permitted expenses. The Company's amended credit agreement (see Note 5) also allows the Company to consider additional borrowings from governmental authorities under provisions of the CARES Act or any other subsequent governmental actions that it could avail itself of if it deemed it necessary and appropriate. Although the Company has sought and obtained, and intends to continue to seek, any available potential benefits under the CARES Act, including those described above, it cannot predict the manner in which such benefits will be allocated or administered, and it cannot assure shareholders that it will be able to access such benefits in a timely manner or at all. The Company also cannot assure that potential benefits under the CARES Act will not be amended or eliminated under any subsequent governmental actions.

Certain state and local governmental restrictions have been lifted or relaxed in the vast majority of the markets in which the Company operates theatres, allowing certain of its movie theatres to reopen.  On June 11, 2020, the Company announced a phased reopening plan that began with the opening on June 19, 2020 of six of its theatres in multiple markets on a limited basis. After initially reopening approximately 80% of its theatres as of August 28, 2020 in time for the release of several new films, including Tenet from Warner Brothers, the Company has subsequently temporarily reclosed several theatres due to changes in the release schedule for new films.

When the Company closed its hotels, it was not because of any governmental requirements to close.  The Company’s restaurants and bars within its hotels were required to close, but the hotels themselves were considered “essential businesses” under most definitions.  The Company closed its hotels due to a significant drop in demand that made it financially prudent for it to close rather than stay open.  As a result, the timing of reopening the hotels and resorts has been driven by demand, as individual and business travelers begin to travel more freely once again.  The economic environment in place as this reopening happens will have a significant impact on the pace of the Company’s return to “normal” hotel operations.

The COVID-19 pandemic and the resulting impact on the Company's operating performance has affected, and may continue to affect, the estimates and assumptions made by management. Such estimates and assumptions include, among other things, the Company's goodwill and long-lived asset valuations and the measurement of compensation costs for annual and long-term incentive plans. Events and changes in circumstances arising after September 24, 2020, including those resulting from the impacts of COVID-19, will be reflected in management's estimates for future periods.

The Company believes that the actions that have been taken will allow it to have sufficient liquidity to meet its obligations as they come due and to comply with its debt covenants for at least 12 months from the issuance date of these unaudited consolidated financial statements. However, future compliance with the Company’s debt covenants could be impacted if the Company is unable to resume operations as currently expected.  Future compliance with debt covenants could also be impacted if the speed of recovery of the Company’s theatres and hotels and resorts businesses is slower than currently expected.  For example, the Company’s current expectations are that its theatre division will significantly underperform during the Company’s fiscal 2020 fourth quarter and fiscal 2021 first quarter compared to the prior year, improve during the fiscal 2021 second quarter (but still report results materially below the prior year), before beginning to return to closer-to-normal performance during the second half of fiscal 2021. The current expectations for the theatre division are based on the Company’s anticipated timing of the release of new movies by the studios and the Company’s expectations of consumer attendance levels in the future.  The Company’s current expectations for its hotels and resorts division are that it will continue to significantly underperform during the Company’s fiscal 2020 fourth quarter and fiscal 2021 first quarter compared to the prior year, before beginning to show improvement in each succeeding quarter compared to its current state.  The Company does not expect to return to pre-COVID-19 occupancy levels during the remainder of fiscal 2020 or fiscal 2021.

3. Impairment Charges

During the 13 weeks ended March 26, 2020, the Company determined that indicators of impairment were evident at all asset groups. For certain theatre asset groups, the sum of the estimated undiscounted future cash flows attributable to these assets was less than their carrying amount. The Company evaluated the fair value of these assets, consisting primarily of leasehold improvements, furniture, fixtures and equipment, and operating lease right-of-use assets less lease obligations, and determined that the fair value, measured using Level 3 pricing inputs (using estimated discounted cash flows over the life of the primary asset, including estimated sale proceeds) was less than their carrying values and recorded a $6,512,000 impairment loss, reducing certain property and equipment and certain operating lease right-of-use assets. The remaining net book value of the impaired assets was $13,686,000 as of March 26, 2020, excluding any applicable remaining lease obligations.

During the 13 weeks ended September 24, 2020, the Company determined that indicators of impairment were evident at certain theatre and hotel asset groups. For certain of the theatre asset groups evaluated for impairment, the sum of the estimated undiscounted future cash flows attributable to these assets was less than their carrying amount. The Company evaluated the fair value of these assets, consisting primarily of leasehold improvements, furniture, fixtures and equipment, and operating lease right-of-use assets less lease obligations, and determined that the fair value, measured using Level 3 pricing inputs (using estimated discounted cash flows over the life of the primary asset, including estimated sale proceeds) was less than their carrying values and recorded a $765,000 impairment loss, reducing certain property and equipment and certain operating lease right-of-use assets. The remaining net book value of the impaired assets was $7,221,000 as of September 24, 2020, excluding any applicable remaining lease obligations.

During the 13 weeks ended March 26, 2020 and 13 weeks ended September 24, 2020, the Company determined that indicators of impairment were evident related to its trade name intangible asset. The Company estimated the fair value of its trade name intangible asset as of March 26, 2020 and September 24, 2020 using an income approach, specifically the relief from royalty method, which uses certain assumptions that are Level 3 pricing inputs, including future revenues attributable to the trade name, a royalty rate (1.0% as of March 26, 2020 and September 24, 2020) and a discount rate (17.0% as of March 26, 2020 and September 24, 2020). During the 13 weeks ended March 26, 2020, the Company determined that the fair value of the asset was less than the carrying value and recorded a $2,200,000 impairment loss. During the 13 weeks ended September 24, 2020, the Company determined that the fair value of the asset was greater than its carrying value and thus was not impaired at that time. The fair value of the trade name intangible asset was $7,300,000 as of September 24, 2020.

4. Acquisition

On February 1, 2019, the Company acquired 22 dine-in theatres with 208 screens located in nine Southern and Eastern states from VSS-Southern Theatres LLC (Movie Tavern) for a total purchase price of $139,310,000, consisting of $30,000,000 in cash, subject to certain adjustments, and 2,450,000 shares of the Company’s Common Stock with a value of $109,197,000, based on the Company’s closing share price as of January 31, 2019. During the 39 weeks ended September 26, 2019, the Company incurred acquisition costs as a result of the Movie Tavern acquisition of approximately $1,283,000 which were expensed as incurred and included in administrative expense in the consolidated statement of earnings (loss). The purchase price allocation was finalized in fiscal 2019 using Level 3 pricing inputs and is reflected in the consolidated balance sheets for the periods presented.

5. Long-Term Debt and Short-Term Borrowings

Long-term debt is summarized as follows:

	September 24,2020	December 26, 2019

	(in thousands, except payment data)
Mortgage notes	$24,482	$24,571
Senior notes	100,000	109,000
Unsecured term note due February 2025, with monthly principal and interest payments of $39,110, bearing interest at 5.75%	1,827	2,093
Convertible senior notes	76,655	—
Payroll Protection Program loans	3,147	—
Revolving credit agreement	10,000	81,000
Debt issuance costs	(3,827)	(322)
	212,284	216,342
Less current maturities, net of issuance costs	12,927	9,910
	$199,357	$206,432

Credit Agreement and Short-Term Borrowings

On January 9, 2020, the Company entered into the Credit Agreement with several banks. On April 29, 2020, the Company entered into the First Amendment, and on September 15, 2020, the Company entered into the Second Amendment (the Credit Agreement, as amended by the First Amendment and the Second Amendment, the “Credit Agreement”).  The Second Amendment became effective on September 22, 2020.

The Credit Agreement provides for a revolving credit facility that matures on January 9, 2025 with an initial maximum aggregate amount of availability of $225,000,000. The First Amendment provided a new $90,800,000 364-day Senior Term Loan A (the “Term Loan A”). The Company used the proceeds from the Term Loan A to repay borrowings under the Credit Agreement, to pay costs and expenses related to the First Amendment, and for general corporate purposes.  In conjunction with the Second Amendment, among other things, the maturity date of the Term Loan A was extended to September 22, 2021, and various debt covenant requirements were amended as further discussed below. The $90,800,000 Term Loan A, net of debt issuance costs of $868,000, is included in short-term borrowings on the Consolidated Balance Sheet as of September 24, 2020 and bears interest at 3.75% as of September 24, 2020.

Borrowings under the Credit Agreement generally bear interest at a variable rate equal to: (i) LIBOR, subject to a 1% floor, plus a specified margin based upon the Company's consolidated debt to capitalization ratio as of the most recent determination date; or (ii) the base rate (which is the highest of (a) the prime rate, (b) the greater of the federal funds rate and the overnight bank funding rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR), subject to a 1% floor, plus a specified margin based upon the Company's consolidated debt to capitalization ratio as of the most recent determination date. In addition, the Credit Agreement generally requires the Company to pay a facility fee equal to 0.125% to 0.25% of the total revolving commitment, depending on its consolidated debt to capitalization ratio, as defined in the Credit Agreement. However, pursuant to the First Amendment and the Second Amendment: (A) in respect of revolving loans, (1) the Company is charged a facility fee equal to 0.40% of the total revolving credit facility commitment and (2) the specified margin is 2.35% for LIBOR borrowings and 1.35% for ABR borrowings, which facility fee rate and specified margins will remain in effect until the end of the first fiscal quarter ending after the end of any period in which any portion of the term loan facility remains outstanding or the testing of any financial covenant in the Credit Agreement is suspended (the “specified period”); and (B) in respect of term loans, the specified margin is 2.75% for LIBOR borrowings and 1.75% for ABR borrowings, in each case, at all times.

The Credit Agreement contains various restrictions and covenants applicable to the Company. Among other requirements, the Credit Agreement (a) limits the amount of priority debt (as defined in the Credit Agreement) held by the Company’s restricted subsidiaries to no more than 20% of the Company’s consolidated total capitalization (as defined in the Credit Agreement), (b) limits the Company’s permissible consolidated debt to capitalization ratio to a maximum of 0.55 to 1.0, (c) requires the Company to maintain a consolidated fixed charge coverage ratio of at least 3.0 to 1.0 as of the end of the fiscal quarter ending September 29, 2022 and each fiscal quarter thereafter, (d) restricts the Company’s ability to incur additional indebtedness, pay dividends and other distributions, and make voluntary prepayments on or defeasance of the Company’s 4.02% Senior Notes due August 2025, 4.32% Senior Notes due February 2027, the notes or certain other convertible securities, (e) requires the Company’s consolidated EBITDA not to be less than or equal to (i) $0 as of September 30, 2021 for the fiscal quarter then ending, (ii) $20,000,000 as of December 30, 2021 for the two consecutive fiscal quarters then ending, (iii) $35,000,000 as of March 31, 2022 for the three consecutive fiscal quarters then ending or (iv) $60,000,000 as of June 30, 2022 for the four consecutive fiscal quarters then ending, (f) requires the Company’s consolidated liquidity not to be less than or equal to (i) $125,000,000 as of September 24, 2020, (ii) $125,000,000 as of December 31, 2020, (iii) $100,000,000 as of April 1, 2021, (iv) $100,000,000 as of July 1, 2021, or (v) $50,000,000 as of the end of any fiscal quarter thereafter until and including the fiscal quarter ending June 30, 2022; however, each such required minimum amount of consolidated liquidity would be reduced to $50,000,000 for each such testing date if the initial term loans are paid in full as of such date, and (g) prohibits the Company from incurring or making capital expenditures, (i) during the period beginning on April 1, 2020 through and including December 31, 2020 in excess of the sum of $22,500,000 plus certain adjustments, or (ii) during the Company’s 2021 fiscal year in excess of $50 million plus certain adjustments.

Pursuant to the Credit Agreement, the Company is required to apply net cash proceeds received from certain events, including certain asset dispositions, casualty losses, condemnations, equity issuances, capital contributions, and the incurrence of certain debt, to prepay outstanding term loans. In addition, if, at any time during the specified period, the Company’s unrestricted cash on hand exceeds $75,000,000, the Credit Agreement requires the Company to prepay revolving loans under the Credit Agreement by the amount of such excess, without a corresponding reduction in the revolving commitments under the Credit Agreement.

In connection with the Credit Agreement: (i) the Company has pledged, subject to certain exceptions, security interests and liens in and on (a) substantially all of its respective personal property assets and (b) certain of its respective real property assets, in each case, to secure the Credit Agreement and related obligations; and (ii) certain of the Company’s subsidiaries have guaranteed the Company’s obligations under the Credit Agreement. The foregoing security interests, liens and guaranties will remain in effect until the Collateral Release Date (as defined in the Credit Agreement).

The Credit Agreement contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then, among other things, the lenders may declare any outstanding obligations under the Credit Agreement to be immediately due and payable and exercise rights and remedies against the pledged collateral.

Amendments to Note Purchase Agreements

The Company’s $100,000,000 of senior notes consist of two Purchase Agreements maturing in 2021 through 2027, require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.02% to 4.32%.

On September 15, 2020, the Company and certain purchasers entered into amendments (the “Note Amendments”) to the Note Purchase Agreement, dated June 27, 2013, and the Note Purchase Agreement, dated December 21, 2016 (collectively, the “Note Purchase Agreements”). The Note Amendments amend certain covenants and other terms of the Note Purchase Agreements and are identical to the amended covenants that are referenced in the Credit Agreement section above.

Additionally, from September 22, 2020 until the last day of the first fiscal quarter ending after the Collateral Release Date (as defined in the Note Amendments), the Company is required to pay a fee to each Note holder in an amount equal to 0.975% of the aggregate principal amount of Notes held by such holder. Such fee is payable quarterly (0.24375% of the aggregate principal amount of the Notes per quarter) commencing with the fiscal quarter ending September 24, 2020.

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

Convertible Senior Notes

On September 17, 2020, the Company entered into a purchase agreement to issue and sell $100,050,000 aggregate principal amount of its 5.00% Convertible Senior Notes due 2025 (the “Convertible Notes.”) The Convertible Notes were issued pursuant to an indenture (the “Indenture”), dated September 22, 2020, between the Company and U.S. Bank National Association, as trustee. The net proceeds from the sale of the Convertible Notes were approximately $95,487,000 after deducting the Initial Purchasers’ fees and additional estimated fees and expenses related to the offering. The Company used $16,908,000 of net proceeds from the offering to pay the cost of the Capped Call Transactions (as described below). The remainder of the net proceeds were used to repay borrowings under the Company’s revolving credit facility and for general corporate purposes. The Convertible Notes are senior unsecured obligations and rank (i) senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Convertible Notes; (ii) equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company's own stock, was determined by deducting the fair value of the liability component from the par value of the Convertible Notes. The difference between the principal amount of the Convertible Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and amortized to interest expense using the effective interest method over the term of the Convertible Notes. The effective interest rate of the Convertible Notes is 11.25%.  The equity component of the Convertible Notes is approximately $23,426,000 ($16,522,000, net of tax and issuance costs) and is included in additional paid-in capital in the Consolidated Balance Sheet and is not remeasured as long as it continues to meet the conditions for equity classification. The Company allocated transaction costs related to the Convertible Notes using the same proportions as the proceeds from Convertible Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and are being amortized to interest expense over the term of the Convertible Notes. Transaction costs attributable to the equity component were netted with the equity component in shareholders’ equity.

The Convertible Notes bear interest from September 22, 2020 at a rate of 5.00% per year. Interest will be payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. The Convertible Notes may bear additional interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the Convertible Notes are not freely tradeable as required by the Indenture. The Convertible Notes will mature on September 15, 2025, unless earlier repurchased or converted. Prior to March 15, 2025, the Convertible Notes will be convertible at the option of the holders only under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending on December 31, 2020 (and only during such fiscal quarter), if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after March 15, 2025, the Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

Upon conversion, the Convertible Notes may be settled, at the company’s election, in cash, shares of Common Stock or a combination thereof. The initial conversion rate is 90.8038 shares of Common Stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $11.01 per share of Common Stock), representing an initial conversion premium of approximately 22.5% to the $8.99 last reported sale price of the Common Stock on The New York Stock Exchange on September 17, 2020. If the Company undergoes certain fundamental changes, holders of Convertible Notes may require the Company to repurchase for cash all or part of their Convertible Notes for a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if a make-whole fundamental change occurs prior to the maturity date, the Company will, under certain circumstances, increase the conversion rate for holders who convert Convertible Notes in connection with such make-whole fundamental change. The Company may not redeem the Convertible Notes before maturity and no “sinking fund” is provided for the Convertible Notes. The Indenture includes covenants customary for securities similar to the Convertible Notes, sets forth certain events of default after which the Convertible Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company and certain of its subsidiaries after which the Convertible Notes become automatically due and payable.

Capped Call Transactions

In connection with the pricing of the Convertible Notes on September 17, 2020, and in connection with the exercise by the Initial Purchasers of their option to purchase additional Convertible Notes on September 18, 2020, the Company entered into privately negotiated Capped Call Transactions (the “Capped Call Transactions”) with certain of the Initial Purchasers and/or their respective affiliates and/or other financial institutions (the “Capped Call Counterparties”). The Capped Call Transactions are expected generally to reduce potential dilution of the Company’s common stock upon any conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, in the event that the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes.  If, however, the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution to the extent that such market price exceeds the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions will initially be $17.98 per share (in no event shall the cap price be less than the strike price of $11.0128), which represents a premium of 100% over the last reported sale price of the Common Stock of $8.99 per share on The New York Stock Exchange on September 17, 2020, and is subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Call Transactions are separate transactions entered into by the Company with the Capped Call Counterparties, are not part of the terms of the Convertible Notes and will not change the rights of holders of the Convertible Notes under the Convertible Notes and the Indenture.

Paycheck Protection Program Loans

During the second quarter of fiscal 2020, 11 of the Company’s subsidiaries received proceeds totaling $13,459,000 under the CARES Act’s Paycheck Protection Program (PPP). The PPP loans bear interest at a fixed interest rate of 1.0%, require principal and interest payments beginning in November 2020, and mature in fiscal 2022. The PPP loans allow for a substantial amount of the principal to be forgiven. Under Section 1106 of the CARES Act, borrowers are eligible for forgiveness of principal and accrued interest on the loans to the extent that the proceeds are used to cover eligible payroll costs, mortgage interest costs, rent and utility costs (qualified expenses). As of September 24, 2020, the Company’s subsidiaries used a cumulative total of approximately $10,312,000 of the PPP loan proceeds to pay for qualified expenses. Of the cumulative proceeds used, approximately $9,371,000 of the expenditures paid were used to cover eligible employee payroll costs which offset the payroll costs of employees rehired due to the CARES Act. The remaining approximately $941,000 of expenditures paid were used to offset rent expense, utility costs and mortgage interest expense. The Company believes the portion of the PPP loan proceeds used for qualified expenses will be forgiven under the terms of the CARES Act program and has reduced its cumulative subsidiary loan balances by this amount. The remaining loan balances that have not been used for qualified expenses and are expected to be repaid total $3,147,000 as of September 24, 2020, of which $1,938,000 is included in current maturities of long-term debt, and $1,209,000 is included in long-term debt on the consolidated balance sheet. As of September 24, 2020, the amount of unused PPP loan proceeds is included in Restricted Cash on the consolidated balance sheet.

Derivatives

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into two interest rate swap agreements on March 1, 2018 covering $50,000,000 of floating rate debt. The first agreement has a notional amount of $25,000,000, expires March 1, 2021, and requires the Company to pay interest at a defined rate of 2.559% while receiving interest at a defined variable rate of one-month LIBOR (1.875% at September 24, 2020). The second agreement has a notional amount of $25,000,000, expires March 1, 2023, and requires the Company to pay interest at a defined rate of 2.687% while receiving interest at a defined variable rate of one-month LIBOR (1.875% at September 24, 2020). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company’s interest rate swap agreements are considered effective and qualify as cash flow hedges. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. As of September 24, 2020, the interest rate swaps were considered highly effective. The fair value of the interest rate swaps on September 24, 2020 was a liability of $1,890,000, of which, $307,000 is included in other accrued liabilities and $1,583,000 is included in deferred compensation and other in the consolidated balance sheet. The fair value of the interest rate swap on December 26, 2019, was a liability of $1,194,000 and was included in deferred compensation and other in the consolidated balance sheet. The Company does not expect the interest rate swaps to have a material effect on earnings within the next 12 months.

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

Total lease cost consists of the following:

		13 Weeks	39 Weeks
		Ended	Ended
Lease Cost	Classification	September 24, 2020	September 24, 2020
			(in thousands)
Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$707	$2,137
Interest on lease liabilities	Interest expense	263	794
		$970	$2,931
Operating lease costs:
Operating lease costs	Rent expense	$6,357	$19,236
Variable lease cost	Rent expense	124	371
Short-term lease cost	Rent expense	113	269
		$6,594	$19,876

Additional information related to leases is as follows:

39 Weeks
Ended
Other Information	September 24, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,389
Operating cash flows from finance leases	794
Operating cash flows from operating leases	11,376

Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	1,364
Operating lease liabilities	9,644

September 24, 2020
(in thousands)
Finance leases:
Property and equipment – gross	$75,291
Accumulated depreciation and amortization	(54,817)
Property and equipment - net	$20,474

Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	September 24, 2020
Weighted-average remaining lease terms:
Finance leases	9	years
Operating leases	15	years

Weighted-average discount rates:
Finance leases	4.58%
Operating leases	4.54%

As of September 24, 2020, the Company had a build-to-suit lease arrangement in which the Company is responsible for the construction of a new leased theatre and for paying construction costs during development. Construction costs will be reimbursed by the landlord up to an agreed upon amount. During construction, the Company is deemed to not have control of the assets or the leased premises and has recorded the development expenditures in other assets on the consolidated balance sheet. The project is currently on hold due to the COVID-19 pandemic.

Due to the COVID-19 pandemic, the Company temporarily closed all of its theatres on March 17, 2020 and had temporarily closed all of its company-owned hotels by April 8, 2020. At that time, the Company began actively working with landlords to discuss changes to the timing of lease payments and contract terms of leases due to the pandemic. The lease terms were negotiated on a lease-by-lease basis with individual landlords. In conjunction with these lease discussions, the Company obtained lease concessions for the majority of its leases. Substantially all of the lease concessions were for the deferral of lease payments into future periods. This resulted in the total payments required by the modified contract being substantially the same as or less than the total payments required by the original contract. In accordance with FASB Staff Q&A – Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic issued in April 2020, the Company has made the policy election to account for these lease concessions as if they were made under the enforceable rights included in the original agreement and are thus outside of the modification framework. The Company has elected to account for these concessions as if no changes to the lease contract were made and has continued to recognize rent expense during the deferral period. Deferred rent payments of approximately $7,783,000 for the Company’s operating leases have been included in the total operating lease obligations as of September 24, 2020, of which approximately $1,226,000 is included in long-term operating lease obligations.

7. Income Taxes

The Company’s effective income tax rate, adjusted for earnings (losses) from noncontrolling interests, for the 13 and 39 weeks ended September 24, 2020 was 26.9% and 37.3%, respectively, and was 25.3% and 23.4% for the 13 and 39 weeks ended September 26, 2019, respectively. The Company’s effective income tax rate during the 13 and 39 weeks ended September 24, 2020 benefitted from several accounting method changes and the March 27, 2020 signing of the CARES Act, one of the provisions of which allows the Company’s 2019 and 2020 taxable losses to be carried back to prior fiscal years during which the federal income tax rate was 35%, compared to the current statutory federal income tax rate of 21%. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interests in its income tax expense as the entity is considered a pass-through entity and, as such, the income tax expense or benefit is attributable to its owners.

The Company has evaluated the provisions of the CARES Act. Among other things, the CARES Act includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. After reviewing these provisions, the Company filed income tax refund claims of approximately $37,400,000 in the third quarter of fiscal 2020, with the primary benefit derived from several accounting method changes and new rules for qualified improvement property expenditures and net operating loss carrybacks. Early in its fourth quarter, the Company received $31,500,000 of the requested tax refunds. The Company also expects to apply a significant portion of an anticipated tax loss to be incurred in fiscal 2020 to prior year income, which may also result in a refund that may approximate $21,000,000 in fiscal 2021 when the Company’s fiscal 2020 tax return is filed (with possible tax loss carryforwards that may be used in future years).

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

Following is a summary of business segment information for the 13 weeks and 39 weeks ended September 24, 2020 and September 26, 2019 (in thousands):

13 Weeks Ended		Hotels/	Corporate
September 24, 2020	Theatres	Resorts	Items	Total
Revenues	$7,354	$26,178	$59	$33,591
Operating loss	(37,174)	(6,925)	(3,888)	(47,987)
Depreciation and amortization	13,353	5,210	127	18,690

13 Weeks Ended		Hotels/	Corporate
September 26, 2019	Theatres	Resorts	Items	Total
Revenues	$136,802	$74,572	$88	$211,462
Operating income (loss)	16,843	10,580	(5,036)	22,387
Depreciation and amortization	13,438	5,451	337	19,226

39 Weeks Ended		Hotels/	Corporate
September 24, 2020	Theatres	Resorts	Items	Total
Revenues	$118,414	$82,253	$317	$200,984
Operating loss	(78,788)	(32,459)	(12,002)	(123,249)
Depreciation and amortization	40,245	15,955	368	56,568

39 Weeks Ended		Hotels/	Corporate
September 26, 2019	Theatres	Resorts	Items	Total
Revenues	$414,074	$199,604	$323	$614,001
Operating income (loss)	57,656	11,443	(14,287)	54,812
Depreciation and amortization	37,918	15,050	516	53,484

THE MARCUS CORPORATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995, including the statements made in the “Impact of the COVID-19 Pandemic” section of this MD&A. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the adverse effects of the COVID-19 pandemic on our theatre and hotels and resorts businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness; (2) the duration of the COVID-19 pandemic and related government restrictions and social distancing requirements and the level of customer demand following the relaxation of such requirements; (3) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division (particularly following the COVID-19 pandemic, during which the production of new movie content has essentially ceased and release dates for motion pictures have been postponed), as well as other industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (4) the effects of adverse economic conditions in our markets, including but not limited to, those caused by the COVID-19 pandemic; (5) the effects of adverse economic conditions, including but not limited to, those caused by the COVID-19 pandemic, on our ability to obtain financing on reasonable and acceptable terms, if at all; (6) the effects on our occupancy and room rates caused by the COVID-19 pandemic and the effects on our occupancy and room rates of the relative industry supply of available rooms at comparable lodging facilities in our markets once hotels and resorts have more fully reopened; (7) the effects of competitive conditions in our markets; (8) our ability to achieve expected benefits and performance from our strategic initiatives and acquisitions; (9) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, impairment losses, and preopening and start-up costs due to the capital intensive nature of our business; (10) the effects of weather conditions, particularly during the winter in the Midwest and in our other markets; (11) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; (12) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, other incidents of violence in public venues such as hotels and movie theatres or epidemics (such as the COVID-19 pandemic); (13) a disruption in our business and reputational and economic risks associated with civil securities claims brought by shareholders; (14) our ability to timely and successfully integrate the Movie Tavern operations into our own circuit; and (15) our ability to achieve the additional revenues and operating income that we anticipate from our additional week of operations in fiscal 2020. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, including developments related to the COVID-19 pandemic, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  Our forward-looking statements are based upon our assumptions, which are based upon currently available information, including assumptions about our ability to manage difficulties associated with or related to the COVID-19 pandemic; the assumption that our theatre closures, hotel closures and restaurant closures are not expected to be permanent or to re-occur; the continued availability of our workforce; and the temporary and long-term effects of the COVID-19 pandemic on our business. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

General

We report our consolidated and individual segment results of operations on a 52-or 53-week fiscal year ending on the last Thursday in December. Fiscal 2020 is a 53-week year beginning on December 27, 2019 and ending on December 31, 2020. Fiscal 2019 was a 52-week year beginning December 28, 2018 and ended on December 26, 2019.

We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks.  The third quarter of fiscal 2020 consisted of the 13-week period beginning June 26, 2020 and ended on September 24, 2020.  The third quarter of fiscal 2019 consisted of the 13-week period beginning on June 28, 2019 and ended on September 26, 2019. The first three quarters of fiscal 2020 consisted of the 39-week period beginning December 27, 2019 and ended on September 24, 2020.  The first three quarters of fiscal 2019 consisted of the 39-week period beginning on December 28, 2018 and ended on September 26, 2019.  Our primary operations are reported in the following two business segments:  movie theatres and hotels and resorts.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has had an unprecedented impact on the world and both of our business segments. The situation continues to be volatile and the social and economic effects are widespread. As an operator of movie theatres, hotels and resorts, restaurants and bars, each of which consists of spaces where customers and guests gather in close proximity, our businesses are significantly impacted by protective actions that federal, state and local governments have taken to control the spread of the pandemic, and our customers’ reactions or responses to such actions. These actions have included, among other things, declaring national and state emergencies, encouraging social distancing, restricting freedom of movement and congregation, mandating non-essential business closures, issuing curfews, limiting business capacity, mandating mask-wearing and issuing shelter-in-place, quarantine and stay-at-home orders.

As a result of these measures, we temporarily closed all of our theatres on March 17, 2020, and did not generate any significant revenues from our theatre operations during our fiscal 2020 second quarter and the first two months of our fiscal 2020 third quarter (other than revenues from six theatres opened on a very limited basis in June 2020 primarily to test new operating protocols, five parking lot cinemas, and some limited online and curbside sales of popcorn, pizza and other assorted food and beverage items).  As of August 28, 2020, we had reopened approximately 80% of our theatres, although seating capacity at our reopened theatres has been reduced in response to COVID-19 as a way to ensure proper social distancing.  Early in our fiscal 2020 fourth quarter, we temporarily closed several theatres due to changes in the release schedule for new films.  As of the date of this report, approximately 66% of our theatres remain open.  Temporarily closed theatres are ready to quickly reopen as new films are released and demand returns.

We also temporarily closed all of our hotel division restaurants and bars at approximately the same time as our theatres and closed five of our eight company-owned hotels and resorts on March 24, 2020 due to a significant reduction in occupancy at those hotels.  We closed our remaining three company-owned hotels in early April 2020.  We re-opened four of our company-owned hotels and several of our restaurants and bars during June 2020, which together are generating significantly reduced revenues as compared to prior years.  We reopened three of our four remaining company-owned hotels during our fiscal 2020 third quarter.  As such, as of the date of this report, seven of our eight company-owned hotels and most of our managed hotels are open.  The majority of our restaurants and bars in our hotels and resorts are also now open, operating under applicable state and local restrictions and guidelines.

Maintaining a strong balance sheet has always been a core philosophy of The Marcus Corporation during our 85-year history.  As a result, we believe we entered the global COVID-19 crisis with a strong financial position.  At the end of fiscal 2019, our debt-to-capitalization ratio was a very modest 26%.  Despite all of our theatres being closed during most of the second and third quarters of fiscal 2020 and our hotels being closed during most of the second quarter of fiscal 2020, and operating at significantly reduced occupancy levels during the third quarter of fiscal 2020, our financial position remains strong.  As of September 24, 2020, our debt-to-capitalization ratio was 36%, and our net debt-to-capitalization ratio (debt, net of cash) was 35%.

Despite our strong financial position, the COVID-19 pandemic has had and is expected to continue to have adverse effects on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness. In light of the COVID-19 pandemic, we have been working to preserve cash and ensure sufficient liquidity to endure the impacts of the global crisis, even if prolonged.  On April 29, 2020, we entered into the First Amendment to Credit Agreement (the “First Amendment”) which amended our existing credit agreement dated January 9, 2020 (the “Credit Agreement”).  The First Amendment provided a new $90.8 million 364-day Senior Term Loan A (the “Term Loan A”) to further support our balance sheet. We used the proceeds from the Term Loan A to repay borrowings under the Credit Agreement, to pay costs and expenses related to the First Amendment, and for general corporate purposes.  On July 22, 2020, we repaid $55 million of borrowings under our revolving credit facility.  On September 15, 2020, we entered into the Second Amendment to Credit Agreement (the “Second Amendment”) which amended the Credit Agreement and, among other things, extended the maturity date of the Term Loan A to September 22, 2021.

In addition, on September 22, 2020, we received $100.05 million of gross proceeds from the issuance of Convertible Senior Notes due 2025 (the “Convertible Notes”).  We used a portion of the proceeds from the Convertible Notes to enter into privately negotiated capped call transactions with certain financial institutions in order to reduce the potential dilution to our common stock upon any conversion of the Convertible Notes.  We used the remaining proceeds from the Convertible Notes to repay borrowings under the Credit Agreement, to pay costs and expenses related to the Convertible Notes, and for general corporate purposes.  Our net proceeds from this offering were approximately $78.6 million (after deducting estimated fees and expenses related to the offering and the cost of the capped call transactions).  This additional financing further enhanced our liquidity, and we believe it positions us to continue to sustain our operations throughout fiscal 2021, even in the scenario that our properties continue to generate significantly reduced revenues or even have to re-close.  As of September 24, 2020, we had a cash balance of $8.2 million and $210 million of availability under our $225 million revolving credit facility.

Since the COVID-19 crisis began, we have been working proactively to preserve cash. In addition to temporarily suspending our quarterly dividend payments as required by the Credit Agreement, as amended, additional measures we have already taken to enhance our liquidity include:

●	Discontinuing all non-essential operating and capital expenditures;
●	Temporarily laying off the majority of our hourly theatre and hotel associates, in addition to temporarily reducing property management and corporate office staff levels;
●	Temporarily reducing the salary of our chairman and our president and chief executive officer by 50%, as well as temporarily reducing the salary of all other executives and remaining divisional/corporate staff;
●	Temporarily eliminating all board of directors cash compensation;
●	Actively working with landlords and major suppliers to modify the timing and terms of certain contractual payments;
●	Evaluating the provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) and utilizing the benefits, relief and resources under those provisions as appropriate; and
●	Evaluating the provisions of any subsequent federal or state legislation enacted as a response to the COVID-19 pandemic.

After reviewing certain provisions of the CARES Act, we filed income tax refund claims of $37.4 million in the third quarter of fiscal 2020, with the primary benefit derived from several accounting method changes and new rules for qualified improvement property and net operating loss carrybacks.  Early in our fiscal 2020 fourth quarter, we received $31.5 million of the requested tax refunds, further adding to the cash balance reported at the end of our fiscal 2020 third quarter.  We also expect to apply a significant portion of our anticipated tax loss to be incurred in fiscal 2020 to prior year income, which may also result in a refund that we expect may approximate $21.0 million in fiscal 2021 when our fiscal 2020 tax return is filed (with possible tax loss carryforwards that may be used in future years).

In addition, 11 of our subsidiaries successfully applied for and received a cumulative total of approximately $13.5 million in funds under the CARES Act Paycheck Protection Program (PPP) that allowed our subsidiaries to rehire many of our hotel associates for eight weeks during the second quarter of fiscal 2020, as well as fund certain other qualifying expenses (described in detail in the Hotels and Resorts section of this MD&A).  Approximately $10.3 million of these funds were used by our subsidiaries to fund qualifying expenses – the majority of which we would not have incurred otherwise – i.e. the rehiring of laid off hotel associates despite the underlying hotels being temporarily closed.  Cumulatively, approximately $9.4 million, or 91% of the qualifying expenses paid with these PPP loan proceeds benefitted associates and did not impact the operating loss of the hotels and resorts division.  The remaining approximately $900,000 of qualified expenses paid were used by our subsidiaries to offset rent expense, utility costs and mortgage interest expense. Approximately $3.1 million of the cumulative PPP loan proceeds have not been used as of September 24, 2020 and contributed to the increase in net cash provided by financing activities during the first three quarters of fiscal 2020 compared to the prior year. We believe the portion of the PPP loan proceeds used by our subsidiaries for qualifying expenses will be forgiven under the current terms of the CARES Act.  The receipt of these funds, and the forgiveness of the loans accompanying these funds, is dependent on us having initially qualified for the PPP loan proceeds and qualifying for the forgiveness of the PPP loan proceeds based on our future adherence to the forgiveness criteria established by the Small Business Administration (“SBA”).  We believe we met the initial qualification for the loans and we believe we will meet the requirements for forgiveness of qualified expenses.

The Credit Agreement, as amended, also allows us to consider additional borrowings from governmental authorities under provisions of the CARES Act or any other subsequent governmental actions that we could avail ourselves of if we deemed it necessary and appropriate.  Although we have sought and obtained, and intend to continue to seek, any available potential benefits under the CARES Act, including those described above, we cannot predict the manner in which such benefits will be allocated or administered, and we cannot assure that we will be able to access such benefits in a timely manner or at all.  We also cannot assure that potential benefits under the CARES Act will not be amended or eliminated under any subsequent governmental actions.

It is also important to note our significant real estate ownership.  In addition to our owned hotels, unlike most of our peers, we own the underlying real estate for the majority of our theatres (representing over 60% of our screens), thereby reducing our monthly fixed lease payments. We believe this real estate ownership is a significant advantage for us relative to our peers, as it enables us to quickly react to changing theatre trends without requiring landlord approval for necessary changes, keeps our monthly fixed lease payments low and provides significant underlying credit support for our balance sheet. We also own surplus real estate that may be monetized in future periods if opportunities arise.

The COVID-19 pandemic and the fact that all of our theatres and the majority of our hotels were closed as of March 26, 2020, the ending date of our fiscal 2020 first quarter, required us to review many of the assets on our balance sheet as of March 26, 2020.  We increased our allowances for bad debts and wrote off a portion of our food inventories in both our theatre and hotels and resorts divisions.  We reviewed our indefinite life trade name intangible asset and determined that, as a result of a change in circumstances, the carrying value exceeded fair value, and we reported a pre-tax impairment charge of $2.2 million during the first quarter of fiscal 2020.  We reviewed our long-lived assets, including property and equipment and operating lease right-of-use assets, for impairment due to the change in circumstances and determined that an additional pre-tax impairment charge of $6.5 million was required during the first quarter of fiscal 2020 for several theatre properties.  We reviewed goodwill at the theatre reporting unit level and determined that the fair value of our theatre reporting unit exceeded our carrying value as of March 26, 2020 and thus was not impaired as of that date.  We reviewed each of these asset types described above as of September 24, 2020, the end of our third fiscal quarter, and concluded that no additional impairment charges were required at this time for goodwill and our indefinite life trade name intangible asset.  We did, however, conclude that an additional pre-tax impairment charge of $765,000 was required during the third quarter of fiscal 2020 for several theatre properties. During the third quarter of fiscal 2020, we determined that the fair value of our equity method investment in a hotel joint venture was less than its carrying value and recorded an other-than-temporary impairment loss of approximately $811,000.

As a result of temporarily closing the majority of our properties, we also incurred approximately $5.5 million of nonrecurring expenses during the first quarter of fiscal 2020 related primarily to salary continuation payments to employees temporarily laid off.  We incurred an additional $3.0 million of nonrecurring expenses during the second quarter of fiscal 2020, including additional payments to and on behalf of laid off employees and additional allowances for bad debts (including the write-off of deferred expenses for a hotel tenant who vacated space because of the COVID-19 pandemic). Nonrecurring expenses during the fiscal 2020 second quarter also included extensive cleaning costs, operating supplies and employee training, among other items, related to the reopening of selected theatre and hotel properties and implementing new operating protocols (described in greater detail below).  We incurred an additional $1.6 million of nonrecurring expenses during the third quarter of fiscal 2020, primarily related to additional reopening costs of selected theatre and hotel properties, as well as additional payments to and on behalf of laid off employees.

Certain state and local governmental restrictions have been lifted or relaxed in the vast majority of the markets in which we operate theatres, allowing certain of our movie theatres to reopen.  On June 11, 2020, we announced a phased reopening plan that began with the opening on June 19, 2020 of six of our theatres in multiple markets on a limited basis, with a primary goal of testing new operating protocols in accordance with local health and safety guidelines, and designed to prioritize the safety and well-being of our associates and guests.  After initially reopening approximately 80% of our theatres as of August 28, 2020 in time for the release of several new films, including Tenet from Warner Brothers, we have subsequently temporarily reclosed several theatres due to changes in the release schedule for new films.  As of the date of this report, approximately 66% of our theatres remain open.  Temporarily closed theatres are ready to quickly reopen as new films are released and demand returns.

As part of our reopening experience in our theatres, we have introduced our “Movie STAR” approach, which incorporates new health and safety measures and is in alignment with Centers for Disease Control (CDC) guidelines. Everyone can be a Movie STAR and play a role in creating a safe environment with social distancing (S); thorough cleaning (T); app and website ordering of tickets, food and concessions for no-to-low contact interactions (A); and respecting each other by following these new protocols (R).  Specific measures we are implementing in conjunction with the reopening of theatres include, but are not limited to:

●	Initially reducing each theatre auditorium’s capacity by 50% (or lower depending upon specific local or state restrictions) and implementing a checkerboard seating pattern that will allow guests to reserve seats together with two empty seats between groups to allow for proper social distancing in accordance with CDC guidelines;
●	Staggering showtimes to limit the number of people in common areas of the theatre and allowing extra time between shows for thorough cleanings;
●	Requiring masks to be worn by guests except for when they are eating or drinking in the auditoriums;
●	Conducting associate wellness checks and requiring the use of face masks, as well as gloves as appropriate, during the associate’s shift;
●	Increasing frequency of cleaning (especially high-touch surfaces), providing hand sanitizer throughout the theatre and introducing signage to encourage proper social distancing;
●	Encouraging guests to purchase their tickets online or via the Marcus Theatres app; and
●	Encouraging low-contact food ordering through the Marcus Theatres app and website, with food orders picked up at a designated area within the theatre.

We expect policies and guidelines will continue to evolve with time and will be assessed and updated on an ongoing basis. We opened our initial six theatres with reduced operating days (Fridays, Saturdays, Sundays and Tuesdays) and reduced operating hours.  In late August, when we initially reopened the majority of our theatres, we returned to more standard operating hours and days.  As the quantity of new film releases subsided in September 2020, we began reducing our operating hours and days and currently have returned to being open only on weekends and Tuesdays.  While we were showing and continue to show older “library” film product, admission to those movies is only $5, with no upcharges.  As new movies are released, we have returned to standard pricing for those movies.  As more new movies are released, we currently expect to return to standard operating days, hours and pricing, although likely with reduced seating capacity initially.

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

We believe that the exhibition industry has historically fared well during recessions, and we remain optimistic that the industry will rebound and benefit from pent-up social demand as home sheltering subsides and people seek togetherness with a return to normalcy.  A return to “normalcy” may span multiple months driven by staggered theatre openings due to government limits, reduced operating hours, lingering social distancing requirements and a gradual ramp-up of consumer comfort with public gatherings.  As described further below in the Theatres section of this MD&A, a significant number of films originally scheduled to be released in March through November 2020 have been delayed until later in fiscal 2020 or fiscal 2021, further increasing the quality and quantity of films expected to be available during those future time periods.

There has been some speculation that the COVID-19 pandemic may result in a change in how film studios distribute their product in the future, including accelerating the release of films on alternate distribution channels such as premium video-on-demand (“PVOD”) and streaming services. In a few cases, films that were scheduled to be released to theatres have instead been released directly to these alternate channels.  We believe that these instances are isolated and were a response to the immediate circumstances of movie theatres being closed or negatively impacted by governmental restrictions worldwide (including important markets such as New York and Los Angeles) and do not reflect a change in permanent distribution plans of these studios. Other films with greater expected box office potential from these same studios were delayed rather than released early and comments from the film community in general have been very supportive of the importance of the theatrical experience. We also believe that a recently announced arrangement between a single film studio and a lone large exhibitor that would purportedly allow select films from that studio to be released on PVOD after 17 days of theatrical exhibition does not currently reflect a change in the theatrical window for all exhibitors and all film studios.  Specific release models are negotiated with distributors and exhibitors individually and we believe any changes to the existing financial model between exhibitors and film studios would likely only become a workable industry-wide model with the support of many exhibitors and distributors after each group evaluates the potential risks and benefits appropriately. The exhibition industry is an $11-$12 billion industry in the U.S. and approximately $40 billion worldwide, and the film studios derive a significant portion of their return on investment in film content from theatrical distribution. We believe distributing films in a movie theatre will continue to be an important component of their business model.

When we closed our hotels, it was not because of any governmental requirements to close.  Our restaurants and bars within our hotels were required to close, but the hotels themselves were considered “essential businesses” under most definitions.  We closed our hotels due to a significant drop in demand that made it financially prudent for us to close rather than stay open.  As a result, the timing of reopening our hotels and resorts has been driven by demand, as individual and business travelers begin to travel more freely once again.  The economic environment in place as this reopening happens will have a significant impact on the pace of our return to “normal” hotel operations.  After past events such as 9/11 and the 2008 financial crisis, hotel demand softened for a period of time, particularly among business transient and group business travelers as travel budgets tightened in uncertain economic times.  Whether the return to more normal demand is relatively rapid, as it was after 9/11, or occurs over the course of one or more years, as it was after the 2008 financial crisis, is unknown at this time.

Late in our fiscal 2020 second quarter, we reopened several of our hotels (including several of our restaurants and bars), beginning with the Pfister Hotel on June 8, followed by the Grand Geneva Resort & Spa, the Hilton Madison Monona Terrace and the Skirvin Hilton hotel in subsequent weeks in June.  We reopened three of our four remaining company-owned hotels during our fiscal 2020 third quarter.  As expected, the primary initial customer for hotels will come from the “drive-to leisure” market, as air travel remains significantly reduced and the number of transient and group business customers will likely remain limited in the near term.  Currently, seven of our eight company-owned hotels and most of our managed hotels are open.  We plan to reopen our remaining company-owned hotel during the fourth quarter of fiscal 2020. We will continue to monitor market demand and adjust our operating plans as appropriate.

Overall hotel occupancy in the U.S. has slowly increased since the initial onset of the COVID-19 pandemic in March.  Most current demand continues to come from the drive-to leisure segment.  Most organizations implemented travel bans at the onset of the pandemic and are currently only allowing essential travel, which will likely limit business travel in the near term.  Our company-owned hotels have experienced a significant decrease in group bookings for the remainder of fiscal 2020 compared to the same period last year.  As of the date of this report, our group room revenue bookings for fiscal 2021 - commonly referred to in the hotels and resorts industry as “group pace” - is running significantly behind where we were last year at this time for fiscal 2020, and a large portion of that decline is because last year’s group bookings included bookings in anticipation of Milwaukee hosting the Democratic National Convention (DNC) in July 2020.  Banquet and catering revenue pace for fiscal 2021 is also running behind where we were last year at this same time for fiscal 2020, but not as much as group room revenues, due in part to increases in wedding bookings.  Many of our cancelled group bookings due to COVID-19 are re-booking for future dates, excluding one-time events that could not rebook for future dates such as those connected to the DNC. However, some group bookings for the first half of fiscal 2021 have subsequently canceled or postponed their event, and we cannot predict to what extent any of our hotel bookings will be canceled or rescheduled due to COVID-19 or otherwise.

Like our theatres, in response to the COVID-19 pandemic, we have reopened our hotels with new operating protocols.  This includes the introduction of our CleanCare Pledge that incorporates the best industry practices and protocols for operating our hotels, resorts, spas, golf courses and restaurants with an enhanced focus on cleanliness, sanitization and safety.  Key elements and examples of the CleanCare Pledge include:

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

Overall Results

The following table sets forth revenues, operating income (loss), other income (expense), net earnings (loss) and net earnings (loss) per common share for the third quarter and first three quarters of fiscal 2020 and fiscal 2019 (in millions, except for per share and variance percentage data):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2020	F2019	Amt.	Pct.	F2020	F2019	Amt.	Pct.
Revenues	$33.6	$211.5	$(177.9)	(84.1)%	$201.0	$614.0	$(413.0)	(67.3)%
Operating income (loss)	(48.0)	22.4	(70.4)	(314.4)%	(123.2)	54.8	(178.0)	(324.9)%
Other income (expense)	(6.0)	(3.3)	(2.7)	(79.9)%	(13.6)	(10.1)	(3.5)	(34.6)%
Net earnings (loss) attributable to noncontrolling interests	—	(0.1)	0.1	100.0%	—	—	—	—%
Net earnings (loss) attributable to The Marcus Corp.	$(39.4)	$14.3	$(53.7)	(376.0)%	$(85.8)	$34.2	$(120.0)	(350.8)%
Net earnings (loss) per common share - diluted:	$(1.30)	$0.46	$(1.76)	(382.6)%	$(2.84)	$1.10	$(3.94)	(358.2)%

Revenues, operating income (loss), net earnings (loss) attributable to The Marcus Corporation and net earnings (loss) per common share all decreased during the fiscal 2020 periods compared to the fiscal 2019 periods due to the temporary closing of all of our theatres and hotels and subsequent significant reduction of revenues upon reopening a majority of our theatres and hotels as a result of the COVID-19 pandemic as described above.  Net earnings (loss) attributable to The Marcus Corporation during the first three quarters of fiscal 2020 benefited from a substantial tax benefit provided for by the CARES Act.

Our operating performance during the third quarter of fiscal 2020 was negatively impacted by nonrecurring expenses totaling approximately $1.6 million, or approximately $0.04 per diluted common share, including payments to and on behalf of laid off employees. Nonrecurring expenses during the fiscal 2020 third quarter also included extensive cleaning costs, supply purchases and employee training, among other items, related to the reopening of selected theatre and hotel properties and implementing new operating protocols (described in greater detail above).  In addition, impairment charges related to several theatre locations negatively impacted our fiscal 2020 third quarter operating income by approximately $765,000, or approximately $0.02 per diluted common share.  Our operating performance during the first three quarters of fiscal 2020 was negatively impacted by nonrecurring expenses totaling approximately $10.1 million, or approximately $0.23 per diluted common share, related to the expenses in the third quarter described above, as well as similar expenses incurred in our fiscal 2020 second quarter and expenses incurred (primarily payroll continuation payments to employees temporarily laid off) due to the closing of all of our movie theatres and the majority of our hotels and resorts during the last two weeks of the first quarter.  In addition, impairment charges related to intangible assets and several theatre locations negatively impacted our fiscal 2020 first three quarters operating income by approximately $9.5 million, or approximately $0.22 per diluted common share.

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

We closed the InterContinental Milwaukee hotel in early January 2019 and began a substantial renovation project that converted this hotel into an experiential arts hotel named Saint Kate® – The Arts Hotel (the “Saint Kate”).  Revenues from our hotels and resorts division during the third quarter and first three quarters of fiscal 2019 were unfavorably impacted by this closing and the negative impact of comparing a newly-opened independent hotel (i.e. the Saint Kate) to a stabilized branded hotel (i.e. the InterContinental Milwaukee) last year.  Division revenues during the first three quarters of fiscal 2019 were also negatively impacted by a major renovation that occurred at our Hilton Madison hotel during the first half of fiscal 2019.  Our operating income from our hotels and resorts division during the fiscal 2019 periods was negatively impacted by preopening expenses and initial start-up losses related to the Saint Kate hotel closure and conversion.   These costs totaled approximately $1.6 million, or $0.04 per diluted common share, and $5.5 million, or $0.13 per diluted common share, respectively, during the third quarter and first three quarters of fiscal 2019.

Operating losses from our corporate items, which include amounts not allocable to the business segments, decreased during the third quarter and first three quarters of fiscal 2020 compared to the third quarter and first three quarters of fiscal 2019 due in part to reduced accruals for bonus and donation expenses as a result of operating losses during the fiscal 2020 periods. Operating losses from corporate items also decreased during the second and third quarters of fiscal 2020 due to measures taken to increase liquidity, including reductions in corporate staff, reductions in the salaries of executives and corporate staff and the suspension of board cash compensation.

We recognized investment income of $66,000 and $207,000, respectively, during the third quarter and first three quarters of fiscal 2020 compared to investment income of $187,000 and $835,000, respectively, during the third quarter and first three quarters of fiscal 2019.  Variations in investment income during both the fiscal 2020 and fiscal 2019 periods were due to changes in the value of marketable securities.  A significant market decline arising from the COVID-19 pandemic during the first quarter of fiscal 2020 was offset by a market recovery during the second and third quarters of fiscal 2020.

Our interest expense totaled $4.1 million for the third quarter of fiscal 2020 compared to $2.8 million for the third quarter of fiscal 2019, an increase of approximately $1.3 million, or 47.2%.  Our interest expense totaled nearly $10.2 million for the first three quarters of fiscal 2020 compared to $9.0 million for the first three quarters of fiscal 2019, an increase of approximately $1.2 million, or 13.6%.  The increase in interest expense during the third quarter and first three quarters of fiscal 2020 was due to increased borrowings and an increase in our average interest rate, as discussed in the Liquidity section of this MD&A below.  We expect our interest expense to increase during the remaining quarter of fiscal 2020.  Changes in our borrowing levels due to variations in our operating results, capital expenditures, share repurchases and asset sale proceeds, among other items, may impact our actual reported interest expense in future periods, as would changes in short-term interest rates and changes in the mix between fixed rate debt and variable rate debt in our debt portfolio.

We did not have any significant variations in other expenses or losses on disposition of property, equipment and other assets during the fiscal 2020 periods compared to the fiscal 2019 periods.  The timing of periodic sales and disposals of our property and equipment varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property and equipment.

Equity losses from unconsolidated joint ventures increased during the third quarter and first three quarters of fiscal 2020 compared to the third quarter and first three quarters of fiscal 2019 due to increased losses and an other-than-temporary impairment loss of approximately $811,000 in which we determined that the fair value of our equity method investment in a hotel joint venture was less than its carrying value as of September 24, 2020.

We reported an income tax benefit for the third quarter and first three quarters of fiscal 2020 of $14.5 million and $51.0 million, respectively, compared to income tax expense of $4.8 million and $10.5 million, respectively, during the third quarter and first three quarters of fiscal 2019.  The large income tax benefit during the fiscal 2020 periods was primarily the result of the significant losses before income taxes incurred as a result of the closing of the majority of our properties in March 2020 and the subsequent reduction in our operating performance due to the COVID-19 pandemic.  Our fiscal 2020 income tax benefit was also favorably impacted by an adjustment of approximately $17.4 million, or approximately $0.56 per share, resulting from several accounting method changes and the March 27, 2020 signing of the CARES Act.  One of the provisions of the CARES Act allows our 2019 and 2020 taxable losses to be carried back to prior fiscal years during which the federal income tax rate was 35% compared to the current statutory federal income tax rate of 21%.  Our fiscal 2020 first three quarters effective income tax rate, after adjusting for earnings (losses) from noncontrolling interests that are not tax-effected because the entity involved is a tax pass-through entity, was 37.3% and benefitted from the adjustment described above, compared to our fiscal 2019 first three quarters effective income tax rate of 23.4%.  Excluding this favorable adjustment to income tax benefit, our effective income tax rate during the first three quarters of fiscal 2020 was 24.5%.  We anticipate that our effective income tax rate for the remaining quarter of fiscal 2020 may be in the 28-29% range due to an expected taxable loss during fiscal 2020 that will continue to allow us to carry back a portion of the loss to years that had a 35% federal income tax rate.  Our actual fiscal 2020 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

The operating results of one majority-owned hotel, The Skirvin Hilton, are included in the hotels and resorts division revenue and operating income during the fiscal 2020 and fiscal 2019 periods, and the after-tax net earnings or loss attributable to noncontrolling interests is deducted from or added to net earnings on the consolidated statements of earnings.  We reported net earnings (loss) attributable to noncontrolling interests of $(23,000) and $46,000, respectively, during the first three quarters of fiscal 2020 and fiscal 2019.  As a result of the noncontrolling interest balance reaching zero during the second quarter of fiscal 2020, we do not expect to report additional net losses attributable to noncontrolling interests in future periods until the hotel returns to profitability.

Theatres

The following table sets forth revenues, operating income (loss) and operating margin for our theatre division for the third quarter and first three quarters of fiscal 2020 and fiscal 2019 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2020	F2019	Amt.	Pct.	F2020	F2019	Amt.	Pct.
Revenues	$7.4	$136.8	$(129.4)	(94.6)%	$118.4	$414.1	$(295.7)	(71.4)%
Operating income (loss)	(37.2)	16.8	(54.0)	(320.7)%	(78.8)	57.7	(136.5)	(236.7)%
Operating margin (% of revenues)	N/A	12.3%			(66.5)%	13.9%

Our theatre division revenues and operating income (loss) decreased significantly during the third quarter and first three quarters of fiscal 2020 compared to the third quarter and first three quarters of fiscal 2019 due entirely to decreased attendance as a result of the temporary closing of all of our theatres on March 17, 2020 in response to the COVID-19 pandemic.  Other than six theatres that were reopened during the last week of the fiscal 2020 second quarter, all of our theatres remained closed during the majority of the third quarter of fiscal 2020.  Additional revenues reported during the period were the result of five parking lot cinemas opened during the second quarter, curbside sales of popcorn, pizza and other food items and restaurant takeout sales from our three Zaffiro’s restaurants and bars.  Over the seven-day period between August 21 and August 28, 2020, we reopened a majority of our theatres in conjunction with the release of several new films, resulting in a total of 72 reopened theatres, representing 80% of our company-owned theatres; however, in early October we temporarily closed 17 theatres due to the lack of new film releases. We have subsequently reopened four theatres, and as of the date of this report, we have 59 theatres open representing approximately 66% of our total theatre circuit.

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

Our theatre division operating loss during the third quarter of fiscal 2020 primarily reflects costs that remained after we temporarily closed all of our theatres and laid off the vast majority of our hourly theatre staff, as well as a portion of our corporate staff.  These costs included a certain number of salaried theatre management staff as well as the remaining corporate staff, all of whom were subject to a reduction in pay.  Additional ongoing costs included utilities and repairs and maintenance (both at reduced levels), rent, property taxes and depreciation.  During the last month of our fiscal 2020 third quarter, we brought back an appropriate level of theatre and corporate staff to meet anticipated reduced levels of initial new film supply and customer demand in our recently reopened theatres.   Our theatre division operating results during the third quarter and first three quarters of fiscal 2020 were negatively impacted by nonrecurring expenses totaling approximately $1.2 million and $4.6 million, respectively, related to expenses incurred (primarily payroll continuation payments to employees temporarily laid off) due to the closing of all of our movie theatres during the first quarter and subsequent costs incurred in the second and third quarters of fiscal 2020 for cleaning, supply purchases and employee training, among other items, related to the reopening of our theatre properties and implementing new operating protocols (described in greater detail above).

Although rent continued to be expensed monthly, discussions with our landlords resulted in deferral, or in a limited number of situations, abatements, of the majority of our rent payments during our fiscal 2020 second quarter.  Although the results of negotiations varied by theatre, the most common result of these discussions was a deferral of rent payments for April, May and June, with repayment generally expected in future periods, most often beginning in calendar 2021. We may discuss additional rent deferrals in the future if new film supply and customer demand dictate that we delay further reopening or close currently open theatres.

In addition to the significant impact the closing of our theatres during the majority of our second and third quarters had on our operating loss during the first three quarters of fiscal 2020, our theatre division operating income (loss) and operating margin also decreased during the first three quarters of fiscal 2020 compared to the first three quarters of fiscal 2019 due primarily to the impact of the reduced attendance and revenues at comparable theatres during the fiscal 2020 first quarter.  Impairment charges reported during our fiscal 2020 third quarter related to several theatre locations and impairment charges reported during our fiscal 2020 first quarter related to intangible assets and several theatre locations also negatively impacted our theatre division fiscal 2020 third quarter and first three quarters operating results by approximately $765,000 and $9.5 million, respectively.  Our operating income and operating margin during the first three quarters of fiscal 2019 was negatively impacted by approximately $2.0 million of acquisition and preopening expenses related to the Movie Tavern Acquisition.

The following table provides a further breakdown of the components of revenues for the theatre division for the third quarter and first three quarters of fiscal 2020 and fiscal 2019 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2020	F2019	Amt.	Pct.	F2020	F2019	Amt.	Pct.
Admission revenues	$3.1	$69.8	$(66.7)	(95.5)%	$58.7	$211.8	$(153.1)	(72.3)%
Concession revenues	3.3	57.0	(53.7)	(94.3)%	50.3	172.1	(121.8)	(70.8)%
Other revenues	0.9	9.8	(8.9)	(90.5)%	9.1	29.5	(20.4)	(68.9)%
	7.3	136.6	(129.3)	(94.7)%	118.1	413.4	(295.3)	(71.4)%
Cost reimbursements	0.1	0.2	(0.1)	(72.8)%	0.3	0.7	(0.4)	(57.3)%
Total revenues	$7.4	$136.8	$(129.4)	(94.6)%	$118.4	$414.1	$(295.7)	(71.4)%

The significant decreases in revenues were due primarily to the temporary closing of all of our theatres on March 17, 2020 through late August 2020 in response to the COVID-19 pandemic.  As described above, we reopened 72 of our theatres by August 28, 2020 in conjunction with film studios releasing new films to the marketplace, beginning with Unhinged on August 21, New Mutants on August 28, and Tenet on September 3.  Our highest grossing films during the limited time we were open during the fiscal 2020 third quarter included Tenet, The New Mutants, Unhinged, Words on Bathroom Walls and Cut Throat City.  We were not able to compare our overall results to the industry this quarter because of limitations on the data available to us from Rentrak (a national box office reporting service for the theatre industry).

Total theatre attendance decreased 95.6% and 72.8%, respectively, during the third quarter and first three quarters of fiscal 2020 compared to the third quarter and first three quarters of fiscal 2019, primarily as a result of the closure of our theatres for over five months during the fiscal 2020 periods.  Excluding the weeks that our theatres were closed and only including the 72 theatres we reopened in August 2020, our comparable theatre attendance decreased approximately 85% during the third quarter of fiscal 2020 compared to attendance at those same open theatres during the third quarter of fiscal 2019.  A significant decrease in the number of new films, the lack of awareness of theatres being open (due in part to limited new film advertising), ongoing state and local capacity restrictions and customer concerns regarding visiting indoor businesses contributed to the reductions in attendance during our fiscal 2020 third quarter.

Our average ticket price increased 0.6% and 2.0%, respectively, during the third quarter and first three quarters of fiscal 2020 compared to the third quarter and first three quarters of fiscal 2019.  During the fiscal 2020 third quarter, we charged our normal pricing for new film releases and charged only $5.00 for older “library” film product, which negatively impacted our average ticket price compared to the prior year.  Our average concession revenues per person increased by 28.0% and 7.2%, respectively, during the third quarter and first three quarters of fiscal 2020 compared to the third quarter and first three quarters of fiscal 2019.  We believe a change in concession product mix, including increased sales of non-traditional food and beverage items from our increased number of Take Five LoungeSM, Zaffiro’s® Express, Reel Sizzle® and in-theatre dining outlets, contributed to our increased average concession sales per person during the fiscal 2020 periods.  We also believe the significant increase in our average concession revenues per person during our fiscal 2020 third quarter may be attributed to shorter lines at our concession stand due to reduced attendance (during periods of high attendance, some customers do not purchase concessions because the line is too long).  We also believe that an increased percentage of customers buying their concessions in advance using our web site or our mobile app likely also contributed to higher average concession revenues per person, as our experience has shown that customers are more likely to purchase more items when they order and pay electronically.

The film product release schedule for the remainder of fiscal 2020 has been changing in response to reduced near-term customer demand and changing state and local restrictions in various key markets in the U.S. and the world as a result of the ongoing COVID-19 pandemic.  In particular, restrictions in New York and California have been cited by film studios as a reason for not releasing new movies, as these markets are particularly important to a film’s success.  As a result, several films originally scheduled to be released in September, October and November have been delayed or released to alternative consumer channels.  In early October, we temporarily closed 17 theatres due to this lack of new film releases. We have subsequently reopened four theatres, and as of the date of this report, we have 59 theatres open, representing approximately 66% of our total theatre circuit.  We hope to keep these remaining theatres open during this near-term period, despite our expectation that we will not have any significant new films released until late November, at the earliest.  We have reduced our operating days, hours and staffing requirements accordingly, with a goal of trying to at least not lose more money at these theatres than we would being closed.

As of the date of this report, there are several films still scheduled to be released during the remaining months of the year that may generate substantial box office interest, including The Croods 2, Free Guy, Death on the Nile, Wonder Woman 1984 and News of the World, although it is possible that more schedule changes may occur.  The anticipated film slate for 2021, which will also now include multiple films originally scheduled for 2020, is currently expected to be very strong.  Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including video on-demand and DVD.  These are factors over which we have limited or no control.

We ended the first three quarters of fiscal 2020 with a total of 1,104 company-owned screens in 90 theatres and six managed screens in one theatre, compared to 1,092 company-owned screens in 89 theatres and six managed screens in one theatre at the end of the first half of fiscal 2019.  We opened a new eight-screen Movie Tavern by Marcus theatre in Brookfield, Wisconsin early in our fiscal 2019 fourth quarter and added four new screens to an existing Movie Tavern theatre during the first quarter of fiscal 2020.  We also completed the addition of DreamLoungerSM recliner seating and added a new SuperScreen DLX® to that same Movie Tavern theatre during the first quarter of fiscal 2020.  Early in our fiscal 2020 third quarter, we completed the addition of DreamLounger recliner seating to an existing Movie Tavern theatre.  During the first quarter of fiscal 2020, we began a project that would add DreamLounger recliner seating, as well as Reel Sizzle and Take Five Lounge outlets, to a Marcus Wehrenberg theatre, but this project has temporarily been put on hold as a result of the COVID-19 pandemic.  We also stopped construction of a new nine-screen theatre in Tacoma, Washington and our future plans for this project are currently not determined.

Hotels and Resorts

The following table sets forth revenues, operating income (loss) and operating margin for our hotels and resorts division for the third quarter and first three quarters of fiscal 2020 and fiscal 2019 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2020	F2019	Amt.	Pct.	F2020	F2019	Amt.	Pct.
Revenues	$26.2	$74.6	$(48.4)	(64.9)%	$82.2	$199.6	$(117.4)	(58.8)%
Operating income (loss)	(6.9)	10.6	(17.5)	(165.5)%	(32.5)	11.4	(43.9)	(383.7)%
Operating margin (% of revenues)	(26.5)%	14.2%			(39.5)%	5.7%

The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the third quarter and first three quarters of fiscal 2020 and fiscal 2019 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2020	F2019	Amt.	Pct.	F2020	F2019	Amt.	Pct.
Room revenues	$9.8	$34.2	$(24.4)	(71.4)%	$27.6	$81.3	$(53.7)	(66.0)%
Food/beverage revenues	5.4	20.2	(14.8)	(73.1)%	19.6	54.6	(35.0)	(64.0)%
Other revenues	7.8	13.0	(5.2)	(39.9)%	21.4	36.4	(15.0)	(41.3)%
	23.0	67.4	(44.4)	(65.8)%	68.6	172.3	(103.7)	(60.2)%
Cost reimbursements	3.2	7.2	(4.0)	(56.1)%	13.6	27.3	(13.7)	(50.1)%
Total revenues	$26.2	$74.6	$(48.4)	(64.9)%	$82.2	$199.6	$(117.4)	(58.8)%

Division revenues and operating income (loss) decreased significantly during the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019 due to the fact that one of our eight company-owned hotels and resorts was closed the entire quarter (the Saint Kate), three of our company-owned hotels were only open for a portion of the quarter (the Hilton Milwaukee City Center Hotel, the Lincoln Marriott Cornhusker Hotel and the AC Hotel Chicago Downtown) and all of our reopened hotels (including four hotels opened late in our fiscal 2020 second quarter – The Pfister Hotel, the Grand Geneva Resort & Spa, the Skirvin Hilton and the Hilton Madison Monona Terrace) were operating with reduced occupancy rates compared to the prior year due to the impact of the COVID-19 pandemic.

Other revenues during the third quarter of fiscal 2020 included golf revenues at our Grand Geneva Resort & Spa (which exceeded the prior year period), management fees, laundry revenues and rental revenues.  Cost reimbursements decreased during the third quarter and first three quarters of fiscal 2020 compared to the third quarter and first three quarters of fiscal 2019 due to the temporary closure and subsequent reduced revenues upon reopening of our managed hotels, partially offset by the addition of a new large management contract last year.  As of the date of this report, nine of our 10 managed hotels and other properties have now reopened.

Rooms revenues and food and beverage revenues also decreased during the first three quarters of fiscal 2020 compared to the first three quarters of fiscal 2019 due to COVID-19 pandemic related cancellations that began in March 2020, even before we temporarily closed our hotels, negatively impacting our revenues and operating results.  In addition, our restaurants and bars were required to close during the last 10 days of the fiscal 2020 first quarter due to the COVID-19 pandemic.  The majority of our restaurants and bars have subsequently reopened, beginning in June 2020, and are operating under applicable state and local restrictions and guidelines.

In addition to the impact of significantly reduced revenues, our hotel division operating loss during the third quarter and first three quarters of fiscal 2020 was negatively impacted by nonrecurring expenses totaling approximately $443,000 and $5.5 million, respectively, related to costs associated with initially closing our hotels (primarily payments to and on behalf of laid off employees) and extensive cleaning costs, supply purchases and employee training, among other items, related to the reopening of selected hotel properties and implementing new operating protocols (described in greater detail above).  Our operating results during the third quarter and first three quarters of fiscal 2019 were negatively impacted by approximately $1.6 million and $5.5 million, respectively, of preopening expenses and initial start-up losses related to our conversion of the InterContinental Milwaukee hotel into the Saint Kate.

The following table sets forth certain operating statistics for the third quarter and first three quarters of fiscal 2020 and fiscal 2019, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	Third quarter(1)					First Three quarters(1)
			Variance					Variance
	F2020	F2019	Amt.		Pct.	F2020	F2019	Amt.		Pct.
Occupancy pct.	36.6%	83.0%	(46.4)	pts	(55.9)%	46.6%	75.2%	(28.6)	pts	(38.0)%
ADR	$163.04	$172.12	$(9.08)		(5.3)%	$140.07	$155.91	$(15.84)		(10.2)%
RevPAR	$59.66	$142.84	$(83.18)		(58.2)%	$65.23	$117.19	$(51.96)		(44.3)%

(1)	These operating statistics represent averages of our seven distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort. The statistics only include the periods the hotels were open during the fiscal 2020 periods. The statistics for both the 2020 and 2019 periods exclude the Saint Kate, which was closed during the majority of the fiscal 2020 and 2019 periods presented.

The statistics for the third quarter of fiscal 2020 include partial period results for hotel reopenings at the Hilton Milwaukee City Center Hotel (August 10), the Lincoln Marriott Cornhusker Hotel (August 20) and the AC Hotel Chicago Downtown (September 3). The “drive-to” leisure travel customer provided the most demand during our fiscal 2020 third quarter, with the Grand Geneva Resort & Spa and a managed condo hotel, the Timber Ridge Lodge & Waterpark, experiencing the highest demand among our open hotels, particularly on weekends.  Transient business and group business travel was minimal during the fiscal 2020 third quarter.  As indicated by the relatively small decrease in ADR during the third quarter compared to the prior year, non-group retail pricing has held relatively strong.

According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2020 third quarter and first three quarters results, comparable “upper upscale” hotels throughout the United States experienced a decrease in RevPAR of 67.1% and 59.7%, respectively, during our fiscal 2020 third quarter and first three quarters compared to the same periods last year.  Although data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – is less comprehensive due to the number of hotels closed during portions of the periods reported, data available to us indicates that these hotels experienced a decrease in RevPAR of 71.4% and 68.0%, respectively, during our third quarter and first three quarters of fiscal 2020 compared to the fiscal 2019 comparable periods.  Higher class segments of the hotel industry, such as luxury and upper upscale, continue to experience lower occupancies compared to lower class hotel segments such as economy and midscale.  Based upon the data received, it appears our properties outperformed our segment of the hotel industry and our competitive sets during the fiscal 2020 periods.

Looking to future periods, overall occupancy in the U.S. has slowly increased since the initial onset of the COVID-19 pandemic in March.  Similar to our limited experience during our fiscal 2020 second and third quarters, most current demand continues to come from the drive-to leisure segment.  Most organizations implemented travel bans at the onset of the pandemic and are currently only allowing essential travel, which will likely limit business travel in the near term.  Our company-owned hotels have experienced a significant decrease in group bookings for the remainder of fiscal 2020 compared to the same period last year.  As of the date of this report, our group room revenue bookings for fiscal 2021 - commonly referred to in the hotels and resorts industry as “group pace” - is running significantly behind where we were last year at this time for fiscal 2020, and a large portion of that decline is because last year’s group bookings included bookings in anticipation of Milwaukee hosting the Democratic National Convention (DNC) in July 2020.  Banquet and catering revenue pace for fiscal 2021 is also running behind where we were last year at this same time for fiscal 2020, but not as much as group room revenues, due in part to increases in wedding bookings.  Many of our cancelled group bookings due to COVID-19 are re-booking for future dates, excluding one-time events that could not rebook for future dates such as those connected to the DNC. However, some group bookings for the first half of fiscal 2021 have subsequently canceled or postponed their event, and we cannot predict to what extent any of our hotel bookings will be canceled or rescheduled due to COVID-19 or otherwise.

Unfortunately, the DNC event in Milwaukee in August 2020 was not nearly as significant to Milwaukee and our hotels as we had originally anticipated.  Another major event that we expected would benefit our Milwaukee hotels in fiscal 2020, the Ryder Cup, was originally scheduled for September 2020, but was recently rescheduled to September 2021.  However, this event is contributing to our fiscal 2021 group pace.

Forecasting what future RevPAR growth or decline will be during the next 18 to 24 months is very difficult at this time.  The non-group booking window is very short, with most bookings occurring within three days of arrival, making even short-term forecasts of future RevPAR growth very difficult.  Hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product, so we will be monitoring the economic environment very closely. After past shocks to the system, such as 9/11 and the 2008 financial crisis, hotel demand took longer to recover than other components of the economy.  Conversely, we now anticipate that hotel supply growth will be limited for the foreseeable future, which can be beneficial for our existing hotels.  Most industry experts believe the pace of recovery will be steady, but relatively slow.  In the near-term, we believe it will be very important to have our marketing message focus on the health and safety of our associates and guests.  Overall, we generally expect our revenue trends to track or exceed the overall industry trends for our segment of the industry, particularly in our respective markets.

Our hotels and resorts division operating results during the first three quarters of fiscal 2020 benefited from a new management contract added during fiscal 2019 – the 468-room Hyatt Regency Schaumburg hotel in Schaumburg, Illinois. Conversely, we ceased management of the Heidel House Resort & Spa in Green Lake, Wisconsin and the Sheraton Chapel Hill Hotel in Chapel Hill, North Carolina during fiscal 2019, partially offsetting the impact of the new contract. In addition, early in our fiscal 2020 second quarter, we ceased management of the Hilton Garden Inn Houston NW/Willowbrook in Houston, Texas and early in our fiscal 2020 third quarter, we ceased management of the Murieta Inn and Spa. We plan on reopening Saint Kate – The Arts Hotel during the fourth quarter of fiscal 2020.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our movie theatre and hotels and resorts businesses, when open and operating normally, each generate significant and consistent daily amounts of cash, because each segment’s revenue is derived predominantly from consumer cash purchases.  Under normal circumstances, we believe that these relatively consistent and predictable cash sources, as well as the availability of unused credit lines, would be adequate to support the ongoing operational liquidity needs of our businesses.  A detailed description of our liquidity situation as of September 24, 2020 is described in detail above in the “Impact of the COVID-19 Pandemic” section of this MD&A.

Credit Agreement

On January 9, 2020, we entered into the Credit Agreement with several banks, including JPMorgan Chase Bank, N.A., as Administrative Agent, and U.S. Bank National Association, as Syndication Agent. On April 29, 2020, we entered into the First Amendment, and on September 15, 2020 we entered into the Second Amendment (the Credit Agreement, as amended by the First Amendment and the Second Amendment, the “Credit Agreement”).  The Second Amendment became effective on September 22, 2020.

The Credit Agreement provides for a revolving credit facility that matures on January 9, 2025 with an initial maximum aggregate amount of availability of $225 million. We may request an increase in the aggregate amount of availability under the Credit Agreement by an aggregate amount of up to $125 million by increasing the revolving credit facility or adding one or more tranches of term loans. Our ability to increase availability under the Credit Agreement is subject to certain conditions, including, among other things, the absence of any default or event of default or material adverse effect under the Credit Agreement. On January 9, 2020, we borrowed $68 million under the revolving credit facility to refinance the outstanding balance under our then-existing credit facility and to pay certain fees and expenses incurred in connection with the closing of the Credit Agreement. In conjunction with the First Amendment, we also have an initial $90.8 million term loan facility that matures on September 22, 2021 (the maturity date was extended in conjunction with the Second Amendment). We used borrowings under the term loan facility to pay down revolving loans, to pay costs and expenses related to the First Amendment, and for general corporate purposes.

Borrowings under the Credit Agreement generally bear interest at a variable rate equal to: (i) LIBOR, subject to a 1% floor, plus a specified margin based upon our consolidated debt to capitalization ratio as of the most recent determination date; or (ii) the base rate (which is the highest of (a) the prime rate, (b) the greater of the federal funds rate and the overnight bank funding rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR), subject to a 1% floor, plus a specified margin based upon our consolidated debt to capitalization ratio as of the most recent determination date. In addition, the Credit Agreement generally requires us to pay a facility fee equal to 0.125% to 0.25% of the total revolving commitment, depending on our consolidated debt to capitalization ratio, as defined in the Credit Agreement. However, pursuant to the First Amendment and the Second Amendment: (A) in respect of revolving loans, (1) we are charged a facility fee equal to 0.40% of the total revolving credit facility commitment and (2) the specified margin is 2.35% for LIBOR borrowings and 1.35% for ABR borrowings, which facility fee rate and specified margins will remain in effect until the end of the first fiscal quarter ending after the end of any period in which any portion of the term loan facility remains outstanding or the testing of any financial covenant in the Credit Agreement is suspended (the “specified period”); and (B) in respect of term loans, the specified margin is 2.75% for LIBOR borrowings and 1.75% for ABR borrowings, in each case, at all times.

The Credit Agreement contains various restrictions and covenants applicable to us and certain of our subsidiaries. Among other requirements, the Credit Agreement (a) limits the amount of priority debt (as defined in the Credit Agreement) held by our restricted subsidiaries to no more than 20% of our consolidated total capitalization (as defined in the Credit Agreement), (b) limits our permissible consolidated debt to capitalization ratio to a maximum of 0.55 to 1.0, (c) requires us to maintain a consolidated fixed charge coverage ratio of at least 3.0 to 1.0 as of the end of the fiscal quarter ending September 29, 2022 and each fiscal quarter thereafter, (d) restricts our ability and certain of our subsidiaries’ ability to incur additional indebtedness, pay dividends and other distributions (the restriction on dividends and other distributions does not apply to subsidiaries), and make voluntary prepayments on or defeasance of our 4.02% Senior Notes due August 2025, 4.32% Senior Notes due February 2027, the notes or certain other convertible securities, (e) requires our consolidated EBITDA not to be less than or equal to (i) $0 as of September 30, 2021 for the fiscal quarter then ending, (ii) $20 million as of December 30, 2021 for the two consecutive fiscal quarters then ending, (iii) $35 million as of March 31, 2022 for the three consecutive fiscal quarters then ending or (iv) $60 million as of June 30, 2022 for the four consecutive fiscal quarters then ending, (f) requires our consolidated liquidity not to be less than or equal to (i) $125 million as of September 24, 2020, (ii) $125 million as of December 31, 2020, (iii) $100 million as of April 1, 2021, (iv) $100 million as of July 1, 2021, or (v) $50 million as of the end of any fiscal quarter thereafter until and including the fiscal quarter ending June 30, 2022; however, each such required minimum amount of consolidated liquidity would be reduced to $50 million for each such testing date if the initial term loans are paid in full as of such date, and (g) prohibits us and certain of our subsidiaries from incurring or making capital expenditures, in the aggregate for us and such subsidiaries, (i) during the period beginning on April 1, 2020 through and including December 31, 2020 in excess of the sum of $22.5 million plus certain adjustments, or (ii) during our 2021 fiscal year in excess of $50 million plus certain adjustments.

Pursuant to the Credit Agreement, we are required to apply net cash proceeds received from certain events, including certain asset dispositions, casualty losses, condemnations, equity issuances, capital contributions, and the incurrence of certain debt, to prepay outstanding term loans. In addition, if, at any time during the specified period, we and certain of our subsidiaries’ aggregate unrestricted cash on hand exceeds $75 million, the Credit Agreement requires us to prepay revolving loans under the Credit Agreement by the amount of such excess, without a corresponding reduction in the revolving commitments under the Credit Agreement.

In connection with the Credit Agreement: (i) we and certain of our subsidiaries have pledged, subject to certain exceptions, security interests and liens in and on (a) substantially all of their respective personal property assets and (b) certain of their respective real property assets, in each case, to secure the Credit Agreement and related obligations; and (ii) certain of our subsidiaries have guaranteed our obligations under the Credit Agreement. The foregoing security interests, liens and guaranties will remain in effect until the Collateral Release Date (as defined in the Credit Agreement).

The Credit Agreement contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then, among other things, the lenders may declare any outstanding obligations under the Credit Agreement to be immediately due and payable and exercise rights and remedies against the pledged collateral.

4.02% Senior Notes and 4.32% Senior Notes

On June 27, 2013, we entered into a Note Purchase Agreement (the “4.02% Senior Notes Agreement”) with the several purchasers party to the 4.02% Senior Notes Agreement, pursuant to which we issued and sold $50 million in aggregate principal amount of our 4.02% Senior Notes due August 14, 2025 (the “4.02% Notes”) in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). We used the net proceeds from the issuance and sale of the 4.02% Notes to reduce existing borrowings under our revolving credit facility and for general corporate purposes. On December 21, 2016, we entered into a Note Purchase Agreement (the “4.32% Senior Notes Agreement”) with the several purchasers party to the 4.32% Senior Notes Agreement, pursuant to which we issued and sold $50 million in aggregate principal amount of our 4.32% Senior Notes due February 22, 2027 (the “4.32% Notes” and, together with the 4.02% Notes, the “Notes”) in a private placement exempt from the registration requirements of the Securities Act. We used the net proceeds of the sale of the 4.32% Notes to repay outstanding indebtedness and for general corporate purposes.

On September 15, 2020 we entered into an amendment to the 4.02% Senior Notes Agreement (the “4.02% Third Amendment” and the 4.02% Senior Notes Agreement, as previously amended and as amended by the 4.02% Third Amendment, the “Amended 4.02% Senior Notes Agreement”). The modifications of the 4.02% Senior Notes Agreement under the 4.02% Third Amendment became effective on September 22, 2020. On September 15, 2020 we entered into an amendment to the 4.32% Senior Notes Agreement (the “4.32% Third Amendment” and the 4.32% Senior Notes Agreement, as previously amended and as amended by the 4.32% Third Amendment, the “Amended 4.32% Senior Notes Agreement” and, together with the Amended 4.02% Senior Notes Agreement, the “Amended Senior Notes Agreements”). The modifications of the 4.32% Senior Notes Agreement under the 4.32% Third Amendment became effective on September 22, 2020.

Interest on the 4.02% Notes is payable semi-annually in arrears on the 14th day of February and August in each year and at maturity. Interest on the 4.32% Notes is payable semi-annually in arrears on the 22nd day of February and August in each year and at maturity. Beginning on August 14, 2021 and on the 14th day of August each year thereafter to and including August 14, 2024, we will be required to prepay $10 million of the principal amount of the 4.02% Notes. Additionally, we may make optional prepayments at any time upon prior notice of all or part of the Notes, subject to the payment of a make-whole amount (as defined in the Amended Senior Notes Agreements, as applicable). Furthermore, until the last day of the first fiscal quarter ending after the Collateral Release Date (as defined in the Amended Senior Notes Agreements, as applicable), we are required to pay a fee to each Note holder in an amount equal to 0.975% of the aggregate principal amount of Notes held by such holder. Such fee is payable quarterly (0.24375% of the aggregate principal amount of the Notes per quarter). The entire outstanding principal balance of the 4.32% Notes will be due and payable on February 22, 2027. The entire unpaid principal balance of the 4.02% Notes will be due and payable on August 14, 2025. The Notes rank pari passu in right of payment with all of our other senior unsecured debt.

The Amended Senior Notes Agreements contain various restrictions and covenants applicable to us and certain of our subsidiaries. Among other requirements, the Amended Senior Notes Agreements (a) limit the amount of priority debt held by us or by our restricted subsidiaries to 20% of our consolidated total capitalization, (b) limit our permissible consolidated debt to 65% of our consolidated total capitalization, (c) require us to maintain a consolidated fixed charge coverage ratio of at least 2.5 to 1.0 as of the end of the fiscal quarter ending September 29, 2022 and each fiscal quarter thereafter, (d) require our consolidated EBITDA not to be less than or equal to (i) $0 as of September 30, 2021 for the fiscal quarter then ending, (ii) $20 million as of December 30, 2021 for the two consecutive fiscal quarters then ending, (iii) $35 million as of March 31, 2022 for the three consecutive fiscal quarters then ending or (iv) $60 million as of June 30, 2022 for the four consecutive fiscal quarters then ending, (e) require our consolidated liquidity not to be less than or equal to (i) $125 million as of September 24, 2020, (ii) $125 million as of December 31, 2020, (iii) $100 million as of April 1, 2021, (iv) $100 million as of July 1, 2021, or (v) $50 million as of the end of any fiscal quarter thereafter until and including the fiscal quarter ending June 30, 2022; however, each such required minimum amount of consolidated liquidity would be reduced to $50 million for each such testing date if the initial term loans under the Credit Agreement are paid in full as of such date, and (f) prohibit us and certain of our subsidiaries from incurring or making capital expenditures, in the aggregate for us and such subsidiaries, (i) during the period beginning on April 1, 2020 through and including December 31, 2020 in excess of the sum of $22.5 million plus certain adjustments, or (ii) during our 2021 fiscal year in excess of $50 million plus certain adjustments.

In connection with the Amended Senior Notes Agreements: (i) we and certain of our subsidiaries have pledged, subject to certain exceptions, security interests and liens in and on (a) substantially all of their respective personal property assets and (b) certain of their respective real property assets, in each case, to secure the Notes and related obligations; and (ii) certain subsidiaries of ours have guaranteed our obligations under the Amended Senior Notes Agreements and the Notes. The foregoing security interests, liens and guaranties will remain in effect until the Collateral Release Date.

The Amended Senior Notes Agreements also contain customary events of default. If an event of default under the Amended Senior Notes Agreements occurs and is continuing, then, among other things, the purchasers may declare any outstanding obligations under the Amended Senior Notes Agreements and the Notes to be immediately due and payable and the Note holders may exercise their rights and remedies against the pledged collateral.

Convertible Notes

On September 17, 2020, we entered into a purchase agreement (the “Purchase Agreement”) with J.P. Morgan Securities LLC, as representative of the several initial purchasers (the “Initial Purchasers”), to issue and sell $100.05 million aggregate principal amount of our 5.00% Convertible Senior Notes due 2025 (the “Convertible Notes”) of which an aggregate principal amount of $13.05 million of Notes was issued pursuant to the exercise by the Initial Purchasers of their option to purchase additional Convertible Notes.  We offered and sold the Convertible Notes to the Initial Purchasers in reliance on the exemption from registration provided by Section 4(a) (2) of the Securities Act, and for resale by the Initial Purchasers to persons reasonably believed to be qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. We relied on these exemptions from registration based in part on representations made by the Initial Purchasers in the Purchase Agreement. The shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), issuable upon conversion of the Convertible Notes, if any, have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. To the extent that any shares of the Common Stock are issued upon conversion of the Convertible Notes, they will be issued in transactions anticipated to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof because no commission or other remuneration is expected to be paid in connection with conversion of the Convertible Notes and any resulting issuance of shares of the Common Stock. The Purchase Agreement includes customary representations, warranties and covenants by us and customary closing conditions. Under the terms of the Purchase Agreement, we agreed to indemnify the Initial Purchasers against certain liabilities.

The Convertible Notes were issued pursuant to an indenture (the “Indenture”), dated September 22, 2020, between our company and U.S. Bank National Association, as trustee. The net proceeds from the sale of the Convertible Notes were approximately $78.6 million (after deducting the Initial Purchasers’ fees and our estimated fees and expenses related to the offering and the cost of the capped call transactions). We used approximately $16.9 million of net proceeds from the offering to pay the cost of the Capped Call Transactions (as defined below). We used the remainder of the net proceeds from the offering to repay borrowings under our revolving credit facility and for general corporate purposes. The Convertible Notes are senior unsecured obligations and rank (i) senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Convertible Notes; (ii) equal in right of payment to any of our unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

The Convertible Notes bear interest from September 22, 2020 at a rate of 5.00% per year. Interest will be payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. The Convertible Notes may bear additional interest under specified circumstances relating to our failure to comply with our reporting obligations under the Indenture or if the Convertible Notes are not freely tradeable as required by the Indenture. The Convertible Notes will mature on September 15, 2025, unless earlier repurchased or converted. Prior to March 15, 2025, the Convertible Notes will be convertible at the option of the holders only under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending on December 31, 2020 (and only during such fiscal quarter), if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after March 15, 2025, the Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

Upon conversion, the Convertible Notes may be settled, at our election, in cash, shares of Common Stock or a combination thereof. The initial conversion rate is 90.8038 shares of Common Stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $11.01 per share of Common Stock), representing an initial conversion premium of approximately 22.5% to the $8.99 last reported sale price of the Common Stock on The New York Stock Exchange on September 17, 2020. If we undergo certain fundamental changes, holders of Convertible Notes may require us to repurchase for cash all or part of their Convertible Notes for a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if a make-whole fundamental change occurs prior to the maturity date, we will, under certain circumstances, increase the conversion rate for holders who convert Convertible Notes in connection with such make-whole fundamental change. We may not redeem the Convertible Notes before maturity and no “sinking fund” is provided for the Convertible Notes. The Indenture includes covenants customary for securities similar to the Convertible Notes, sets forth certain events of default after which the Convertible Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving our company and certain of our subsidiaries after which the Convertible Notes become automatically due and payable.

Capped Call Transactions

In connection with the pricing of the Convertible Notes on September 17, 2020, and in connection with the exercise by the Initial Purchasers of their option to purchase additional Convertible Notes on September 18, 2020, we entered into privately negotiated Capped Call Transactions (the “Capped Call Transactions”) with certain of the Initial Purchasers and/or their respective affiliates and/or other financial institutions (the “Capped Call Counterparties”). The Capped Call Transactions are expected generally to reduce potential dilution of our common stock upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, in the event that the market price per share or our common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes.  If, however, the market price per share of our common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution to the extent that such market price exceeds the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions will initially be $17.98 per share (in no event shall the cap price be less than the strike price of $11.0128), which represents a premium of 100% over the last reported sale price of the Common Stock of $8.99 per share on The New York Stock Exchange on September 17, 2020, and is subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Call Transactions are separate transactions entered into by us with the Capped Call Counterparties, are not part of the terms of the Convertible Notes and will not change the rights of holders of the Convertible Notes under the Convertible Notes and the Indenture.

We believe that the actions that have been taken will allow us to have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements. However, future compliance with our debt covenants could be impacted if we are unable to resume operations as currently expected (as described in the Impact of the COVID-19 Pandemic section of this MD&A).  Future compliance with our debt covenants could also be impacted if the speed of recovery of our theatres and hotels and resorts businesses is slower than currently expected.  For example, our current expectations are that our theatre division will significantly underperform during our fiscal 2020 fourth quarter and fiscal 2021 first quarter compared to the prior year, improve during the fiscal 2021 second quarter (but still report results materially below the prior year), before beginning to return to closer-to-normal performance during the second half of fiscal 2021.  Our current expectations for our hotels and resorts division are that we will continue to significantly underperform during our fiscal 2020 fourth quarter and fiscal 2021 first quarter compared to the prior year, before beginning to show improvement in each succeeding quarter compared to our current state.  We do not expect to return to pre-COVID-19 occupancy levels during the remainder of fiscal 2020 or fiscal 2021.

Financial Condition

Net cash used in operating activities totaled $80.6 million during the first three quarters of fiscal 2020, compared to net cash provided by operating activities of $86.0 million during the first three quarters of fiscal 2019.  The $166.6 million decrease in net cash provided by operating activities was due primarily to reduced net earnings, the unfavorable timing in the payment of accounts payable and the increase in refundable income taxes receivable, partially offset by the favorable timing in the collection of accounts receivable during the first three quarters of fiscal 2020.

Net cash used in investing activities during the first three quarters of fiscal 2020 totaled $11.7 million, compared to $86.2 million during the first three quarters of fiscal 2019.  The decrease in net cash used in investing activities of $74.5 million was primarily the result of the $30.3 million cash consideration in the Movie Tavern Acquisition during the first quarter of fiscal 2019 and the fact that we have significantly reduced our capital expenditures during fiscal 2020 due to the impact of the COVID-19 pandemic. Proceeds received from the sale of trading securities also contributed to our decrease in net cash used in investing activities during the first three quarters of fiscal 2020. We did not incur any acquisition-related capital expenditures during the first three quarters of fiscal 2020.  Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $18.7 million during the first three quarters of fiscal 2020 compared to $50.1 million during the first three quarters of fiscal 2019.

Fiscal 2020 first three quarters cash capital expenditures included approximately $14.2 million incurred in our theatre division, including costs associated with the addition of four new screens, DreamLounger recliner seating and a SuperScreen DLX auditorium at an existing Movie Tavern theatre and the addition of DreamLounger recliner seating to another existing Movie Tavern theatre.  We also began a project during the fiscal 2020 first quarter to add DreamLounger recliner seating, as well as Reel Sizzle and Take Five Lounge outlets, to an existing Marcus Wehrenberg theatre (this project is currently on hold).  We also incurred capital expenditures in our hotels and resorts division during the first three quarters of fiscal 2020 of approximately $3.6 million, consisting primarily of normal maintenance capital projects.  Fiscal 2019 first three quarters cash capital expenditures included approximately $21.8 million incurred in our theatre division, including costs associated with the addition of DreamLounger recliner seating and new UltraScreen and SuperScreen DLX auditoriums to existing theatres.  We also incurred capital expenditures in our hotels and resorts division during the first three quarters of fiscal 2019 of approximately $28.3 million, consisting primarily of costs associated with the conversion of the Saint Kate and renovation of the Hilton Madison hotel, as well as normal maintenance capital projects at our other properties.

Net cash provided by financing activities during the first three quarters of fiscal 2020 totaled $83.5 million compared to net cash used in financing activities of $9.2 million during the first three quarters of fiscal 2019.  As described above, we drew down on the full amount available under our revolving credit facility during the first quarter of fiscal 2020 (after taking into consideration outstanding letters of credit that reduce revolver availability). As also described above, we incurred $90.8 million of new short-term borrowings early in our fiscal 2020 second quarter and issued $100.05 million in convertible notes in our fiscal 2020 third quarter, the majority of which was used to repay existing borrowings under our revolving credit facility.  Net cash provided by financing activities during the first three quarters of fiscal 2020 was reduced by $16.9 million of Capped Call Transactions described above.  As a result, we added $209.0 million of new short-term revolving credit facility borrowings, and we made $280.0 million of repayments on short-term revolving credit facility borrowings during the first three quarters of fiscal 2020 (net decrease in borrowings on our credit facility of $71.0 million).

We did not issue any new long-term debt during the first three quarters of fiscal 2019. During fiscal 2019, we used excess cash during the first three quarters to reduce our borrowings under our revolving credit facility.  As short-term borrowings became due, we replaced them as necessary with new short-term borrowings.  During the fiscal 2019 first three quarters, we also used borrowings from our revolving credit facility to fund the cash consideration in the Movie Tavern Acquisition.  As a result, we added $246.0 million of new short-term borrowings, and we made $215.0 million of repayments on short-term borrowings during the first three quarters of fiscal 2019 (net increase in borrowings on our credit facility of $31.0 million).

As described in the Hotels and Resorts section of this MD&A, we received PPP loan proceeds during the second quarter of fiscal 2020, the majority of which were used for qualifying expenses during the second quarter that we believe will result in forgiveness of the loan under provisions of the CARES Act.  Approximately $3.1 million of the PPP loan proceeds have not been used as of September 24, 2020 and contributed to the increase in net cash provided by financing activities during the first three quarters of fiscal 2020 compared to the prior year.

Principal payments on long-term debt were $9.4 million during the first three quarters of fiscal 2020 and included a $9.0 million final payment on senior notes that matured in April 2020.  Principal payments on long-term debt were $24.2 million during the first three quarters of fiscal 2019 and included the repayment of a $14.6 million mortgage note on a hotel.  We incurred $6.5 million in debt issuance costs during the first three quarters of fiscal 2020.  We did not incur any debt issuance costs during the first three quarters of fiscal 2019. Our debt-to-capitalization ratio (excluding our finance and operating lease obligations) was 0.36 at September 24, 2020, compared to 0.26 at December 26, 2019.

We repurchased approximately 38,000 shares of our common stock for approximately $696,000 in conjunction with the exercise of stock options and payment of income taxes on vested restricted stock during the first three quarters of fiscal 2020, compared to 30,000 shares repurchased for approximately $1.1 million in conjunction with the exercise of stock options during the first three quarters of fiscal 2019. As of September 24, 2020, approximately 2.7 million shares remained available for repurchase under prior Board of Directors repurchase authorizations.  We expect that we will execute any future repurchases on the open market or in privately-negotiated transactions, depending upon a number of factors, including prevailing market conditions.   The Credit Agreement, as amended, currently restricts our ability to repurchase shares in the open market until such time as we have paid off the Term Loan A and returned to compliance with our prior covenants under the Credit Agreement.

In conjunction with the Movie Tavern Acquisition, we issued 2,450,000 shares of our common stock to the seller during the first three quarters of fiscal 2019. This non-cash transaction reduced treasury stock and increased capital in excess of par by the value of the shares at closing of approximately $109.2 million.

Dividend payments during the first three quarters of fiscal 2020 totaled $5.1 million compared to dividend payments of $14.5 million during the first three quarters of fiscal 2019.  As described above, the Credit Agreement, as amended, requires us to temporarily suspend our quarterly dividend payments for the remainder of 2020 and first two quarters of fiscal 2021 and limits the total amount of quarterly dividend payments during the four subsequent quarters beginning with the third quarter of fiscal 2021, unless the Term Loan A is repaid and we are in compliance with prior financial covenants under the Credit Agreement, at which point we have the ability to declare quarterly dividend payments as we deem appropriate.

We previously indicated that we expected our full-year fiscal 2020 capital expenditures, (excluding any significant unidentified acquisitions), to be in the $65-$85 million range.  As described above, in response to the COVID-19 pandemic and the temporary closure of all of our theatres and hotels, we have temporarily discontinued all non-essential capital expenditures and paused several projects that we had begun during the first quarter of fiscal 2020.  The Credit Agreement, as amended, also restricts the amount of capital expenditures that we may incur during the remainder of fiscal 2020 and fiscal 2021.  As a result, we now believe our fiscal 2020 capital expenditures may be in the $20-$25 million range.  Once the restrictions on our capital expenditures are removed, the actual timing and extent of the implementation of all of our current expansion plans will depend in large part on industry and general economic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends, and the availability of attractive opportunities.  It is likely that our plans will continue to evolve and change in response to these and other factors.

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

Due to the COVID-19 pandemic and the temporary closing of all of our theatre locations, we determined that a triggering event occurred during the 13 weeks ended March 26, 2020 and performed a quantitative analysis. In order to determine fair value, we used assumptions based on information available to us as of March 26, 2020, including both market data and forecasted cash flows. We then used this information to determine fair value and determined that the fair value of our theatre reporting unit exceeded our carrying value by approximately 20% and deemed that no impairment was indicated as of March 26, 2020. During the 13 weeks ended June 25, 2020, we determined that there were no indicators of impairment that would require an additional quantitative analysis as of June 25, 2020.  Due to the ongoing impact of the COVID-19 pandemic, the continued temporary closing of several of our theatre locations, and a reduction in our share price, we determined that a triggering event occurred during the 13 weeks ended September 24, 2020 and performed a quantitative analysis. In order to determine fair value, we used assumptions based on information available to us as of September 24, 2020, including both market data and forecasted cash flows. We then used this information to determine fair value and determined that the fair value of our theatre reporting unit exceeded our carrying value by approximately 17% and deemed that no impairment was indicated as of September 24, 2020. If we are unable to achieve our forecasted cash flow or if market conditions worsen, our goodwill could be impaired at a later date.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Except for the broad effects of the COVID-19 pandemic as a result of its negative impact on the global economy and major financial markets, we have not experienced any material changes in our market risk exposures since December 26, 2019.

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

PART II – OTHER INFORMATION

Item 1A.     Risk Factors

The following risk factors amend and supersede the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 26, 2019.

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

Risks related to our business and industry

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

As a result of these measures, we temporarily closed all of our theatres on March 17, 2020. As of September 24, 2020, we had reopened the majority of our theatres, but seating capacity at our reopened theatres has been reduced in response to COVID-19, and we currently are generating significantly reduced revenues from our theatre operations. We also temporarily closed all of our hotel division restaurants and bars at approximately the same time and closed five of our eight company-owned hotels and resorts on March 24, 2020 due to a significant reduction in occupancy at those hotels. We announced the closing of our remaining three company-owned hotels on April 8, 2020. We re-opened four of our company-owned hotels (including several restaurants and bars) during June 2020 and reopened three of our four remaining company-owned hotels during our fiscal 2020 third quarter. As a result, as of September 24, 2020, we had reopened seven of our eight company-owned hotels and most of our managed hotels, though these properties are currently generating significantly reduced revenues.

Although we believe the remaining closure of and reduced operating levels at our theatres and hotels is temporary, we cannot predict when the effects of the COVID-19 pandemic will subside or when our businesses will return to normal levels. The longer and more severe the pandemic, including repeat or cyclical outbreaks, the more severe the adverse effects will be on our businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness.

Even when the COVID-19 pandemic subsides, we cannot guarantee that we will recover as rapidly as other industries. For example, it is unclear how quickly patrons will return to our theatres and hotels, which may be a function of continued concerns over safety and/or depressed consumer sentiment and discretionary income due to adverse economic conditions, including job losses, among other things. If customers do not perceive our response to the pandemic to be adequate, we could suffer damage to our reputation, which could adversely affect our businesses.

Furthermore, the effects of the pandemic on our businesses could be long-lasting and could continue to have material adverse effects on our businesses, results of operations, liquidity, cash flows and financial condition, and may materially adversely impact our ability to operate our businesses on the same terms as prior to the pandemic. Significant impacts on our businesses caused by the COVID-19 pandemic may include, among others:

●	lack of availability of films in the short- or long-term, including as a result of (i) major film distributors releasing scheduled films on alternative channels or (ii) disruptions of film production;
●	decreased attendance at our theatres, including due to (i) continued safety and health concerns or (ii) a change in consumer behavior in favor of alternative forms of entertainment;
●	reduced travel from our various leisure, business transient and group business customers;
●	cancellation of major events that were expected to benefit our hotels and resorts division;
●	our inability to continue to negotiate favorable terms with our landlords in respect of those properties we lease;
●	unavailability of employees and/or their inability or unwillingness to conduct work under any revised work environment protocols;
●	increased risks related to employee matters, including increased employment litigation and claims relating to terminations or furloughs caused by theatre and hotel closures;
●	reductions, suspensions and delays to planned operating and capital expenditures which could result in difficulty obtaining certain growth objectives determined prior to COVID-19;
●	our temporary curtailment of certain investments and growth opportunities;
●	potential impairment charges;
●	our inability to generate significant cash flow from operations if our theatres and/or hotels and resorts continue to experience demand at levels significantly lower than historical levels, which could lead to a substantial increase in indebtedness and negatively impact our ability to comply with the financial covenants, if applicable, in our debt agreements;
●	our inability to access lending, capital markets and other sources of liquidity, if needed, on reasonable terms, or at all, or obtain amendments, extensions and waivers;
●	our inability to effectively meet our short- and long-term obligations; and
●	our inability to service our existing and future indebtedness.

Additionally, although we have sought and obtained, and intend to continue to seek, available benefits under the CARES Act, or any subsequent governmental relief bills, we cannot predict the manner in which any additional benefits under the CARES Act, or any subsequent governmental relief bills, will be allocated or administered and we cannot assure provide assurances that we will be able to access such benefits in a timely manner or at all. We also cannot assure that potential benefits under the CARES Act will not be amended or eliminated under any subsequent governmental actions.  Accessing these benefits and our response to the COVID-19 pandemic have required our management team to devote extensive resources and are likely to continue to do so in the near future, which negatively affects our ability to implement our business plan and respond to opportunities.

The duration of the COVID-19 pandemic and related shelter-in-place and social distancing requirements and the level of customer demand following the relaxation of such requirements may materially adversely affect our financial results and condition.

As noted above, due to the COVID-19 pandemic, our operations at our theatres and hotels and resorts have been significantly restricted or suspended temporarily, and there is uncertainty as to when reopening our remaining closed facilities will be permitted and/or financially viable. Because we operate in several different jurisdictions, we may be able to reopen some, but not all, of our theatres and hotels and resorts within a certain timeframe. As we reopen and operate our theatres, restaurants and bars, we are opening and/or operating with capacity limitations. A reduction in capacity does not necessarily translate to an equal reduction in potential revenues at our theatres as customers may shift their attendance to different days and times and we may increase seating capacity for certain blockbuster films by dedicating more auditoriums to such films. Fears and concerns regarding the COVID-19 pandemic could cause our customers to avoid assembling in public spaces for some time despite the relaxation of shelter-in-place and social distancing measures. We would have no control over and cannot predict the length of any future required closure of or restrictions on our theatres and hotels and resorts due to the COVID-19 pandemic. If we are unable to generate revenues due to a prolonged period of closure or experience significant declines in our businesses volumes upon reopening, this would negatively impact our ability to remain in compliance with our debt covenants and meet our payment obligations. In such an event, we would either seek covenant waivers or attempt to amend our covenants, though there is no certainty that we would be successful in such efforts. If we are not successful in such efforts, our lenders could declare a default and require immediate repayment of amounts owing under our Credit Agreement and senior notes, which could have a material adverse effect on our ability to operate our business. Additionally, we could seek additional liquidity through the issuance of new debt. Our ability to obtain additional financing and the terms of any such additional financing would depend in part on factors outside of our control, and we may be unable to obtain such additional financing on acceptable terms or at all.

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

Over the last decade, the average video release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is released to other channels, including streaming services, video on-demand (“VOD”) and DVD, has decreased from approximately six months to, in some cases, less than three months and in some more limited instances, films have been immediately released to such alternative channels without any theatrical release. In the past, more than one studio has discussed their interest in creating a new, shorter premium VOD (“PVOD”) window and in one case, an agreement was announced between a studio and a large exhibitor that purportedly includes a 17-day PVOD window for certain films. We can provide no assurance that these release windows, which are determined by the film studios and are subject to negotiation and acceptance by exhibitors, will not shrink further, which could have an adverse impact on our movie theatre business and results of operations.

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

We face competition for movie theatre patrons from a number of alternative motion picture distribution channels, such as DVD, network, cable and satellite television, video on-demand, pay- per-view television, digital downloads and streaming services. The number of streaming services has been increasing and, in some cases, streaming services are producing theatrical-quality original content that is bypassing the theatrical release window entirely. Periodically, internet ticketing intermediaries introduce services and products with the stated intention of increasing movie- going frequency. The actual impact these services and products may have on our relationship with the customer and our results of operations is unknown at this time. We also compete with other forms of entertainment competing for our patrons’ leisure time and disposable income such as concerts, amusement parks, sporting events, home entertainment systems, video games and portable entertainment devices such as MP3 players, tablet computers and smart phones. An increase in popularity of these alternative film distribution channels and competing forms of entertainment may have an adverse effect on our movie theatre business and results of operations.

A deterioration in relationships with film distributors could adversely affect our ability to obtain commercially successful films or increase our costs to obtain such films.

We rely on the film distributors for the motion pictures shown in our theatres. Our business depends to a significant degree on maintaining good relationships with these distributors. Deterioration in our relationships with any of the major film distributors could adversely affect our access to commercially successful films or increase our costs to obtain such films and adversely affect our business and results of operations. Because the distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases and consent decrees, we cannot ensure a supply of motion pictures by entering into long-term arrangements with major distributors. Rather, we must compete for licenses on a film- by-film and theatre-by-theatre basis and are required to negotiate licenses for each film and for each theatre individually. We are periodically subject to audits on behalf of the film distributors to ensure that we are complying with the applicable license agreements.

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

Downturns or adverse economic conditions affecting the United States economy generally, and particularly downturns or adverse economic conditions in the Midwest and in our other markets, adversely affect our results of operations, particularly with respect to our hotels and resorts division. Poor economic conditions, including those resulting from the COVID-19 pandemic, can significantly adversely affect the demand of business and group travel customers, which are the largest customer segments for our hotels and resorts division. Specific economic conditions that may directly impact travel, including financial instability of air carriers and increases in gas and other fuel prices, may adversely affect our results of operations. Additionally, although our theatre business has historically performed well during economic downturns as consumers seek less expensive forms of out-of-home entertainment, a significant reduction in consumer confidence or disposable income in general may temporarily affect the demand for motion pictures or severely impact the motion picture production industry, which, in turn, may adversely affect our results of operations.

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

Both our movie theatre and hotels and resorts businesses are heavily capital intensive. Purchasing properties and buildings, constructing buildings, renovating and remodeling buildings and investing in joint venture projects all require substantial upfront cash investments before these properties, facilities and joint ventures can generate sufficient revenues to pay for the upfront costs and positively contribute to our profitability. In addition, many growth opportunities, particularly for our hotels and resorts division, require lengthy development periods during which significant capital is committed and preopening costs and early start-up losses are incurred. We expense these preopening and start-up costs as incurred. As a result, our results of operations may be adversely affected by our significant levels of capital investments. Additionally, to the extent we capitalize our capital expenditures, our depreciation expenses may increase, thereby adversely affecting our results of operations. Several of our hotels are scheduled for reinvestment in the next two to three years.

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

Our ability to identify suitable joint venture partners or raise investment funds to acquire, develop and manage hotels and resorts will directly impact our ability to achieve certain of our growth objectives.

In addition to acquiring or developing hotels and resorts or entering into management contracts to operate hotels and resorts for other owners, we have from time to time invested, and expect to continue to invest, in such projects as a joint venture partner. We have also indicated that we may act as an investment fund sponsor in order to acquire additional hotel properties. A portion of our ability to successfully achieve our growth objectives in our hotels and resorts division is dependent upon our ability to successfully identify suitable joint venture partners or raise investments funds to acquire, develop and manage hotels and resorts. Failure to successfully identify suitable joint venture partners or raise equity for an investment fund will substantially limit our ability to achieve these growth objectives.

Adverse economic conditions, including disruptions in the financial markets, may adversely affect our ability to obtain financing on reasonable and acceptable terms, if at all, and impact our ability to achieve certain of our growth objectives.

We expect that we will require additional financing over time, the amount of which will depend upon a number of factors, including the number of theatres and hotels and resorts we acquire and/or develop, the amount of capital required to refurbish and improve existing properties, the amount of existing indebtedness that requires repayment in a given year and the cash flow generated by our businesses. Downturns or adverse economic conditions affecting the United States economy generally, and the United States equity and credit markets specifically, may adversely impact our ability to obtain additional short-term and long-term financing on reasonable terms or at all, which would negatively impact our liquidity and financial condition. As a result, a prolonged downturn in the equity or credit markets would also limit our ability to achieve our growth objectives.

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

Acts of God, natural disasters, war (including the potential for war), terrorist activity (including threats of terrorist activity), incidents of violence in public venues such as hotels and movie theatres, epidemics (such as COVID-19, SARs, bird flu and swine flu), travel-related accidents, as well as political unrest and other forms of civil strife and geopolitical uncertainty may adversely affect the lodging and movie exhibition industries and our results of operations. Terrorism or other similar incidents may significantly impact business and leisure travel or consumer choices regarding out- of-home entertainment options and consequently demand for hotel rooms or movie theatre attendance may suffer. In addition, inadequate preparedness, contingency planning, insurance coverage or recovery capability in relation to a major incident or crisis may prevent operational continuity and consequently impact the reputation of our businesses.

We rely on our information systems to conduct our business, and any failure to protect our information systems and other confidential information against cyber attacks or other information security breaches or any failure or interruption to the availability of our information systems could have a material adverse effect on our business.

The operation of our business depends on the efficient and uninterrupted operation of our and our service providers’ information technology systems. Our information technology systems, and those of our service providers, may become unavailable or may fail to perform as anticipated, for any reason, including cyber attacks, loss of power, or human error. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber attacks. Our and our service providers’ information technology systems have experienced, and may experience in the future, cyber attacks and other security incidents, and any significant interruption in or failure of our information systems, or those of our service providers, or any breach of our or their information systems or other confidential information could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, expose us to litigation, increase our costs or cause losses. As cyber and other information security threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities.

Additionally, the legal and regulatory environment surrounding information security and privacy in the United States is constantly evolving. Violation or non-compliance with any of these laws or regulations, contractual requirements relating to data security and privacy, or with our own privacy and security policies, either intentionally or unintentionally, or through the acts of intermediaries could have a material adverse effect on our brands, reputation, business, financial condition and results of operations, as well as subject us to significant fines, litigation, losses, third-party damages and other liabilities.

Recalls of food products and associated costs could adversely affect our reputation and financial condition.

We may be found liable if the consumption of any of the food products we sell in our theatres or hotels causes illness or injury. We are also subject to recalls by product manufacturers or if food products become contaminated. Recalls could result in losses due to the cost of the recall, the destruction of the product and lost sales due to the unavailability of the product for a period of time.

We are subject to substantial government regulation, which could entail significant cost.

We are subject to various federal, state and local laws, regulations and administrative practices affecting our business, and we must comply with provisions regulating health and sanitation standards, equal employment, environmental, and licensing for the sale of food and alcoholic beverages. Our properties must also comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”). Compliance with the ADA requires that public accommodations “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines or an award of damages to private litigants or additional capital expenditures to remedy such noncompliance. Changes in existing laws or implementation of new laws, regulations and practices could also have a significant impact on our business. For example, a significant portion of our staff level employees are part time workers who are paid at or near the applicable minimum wage in the relevant jurisdiction. Increases in the minimum wage and implementation of reforms requiring the provision of additional benefits would increase our labor costs.

We are subject to complex taxation and could be subject to changes in our tax rates, the adoption of new tax legislation or exposure to additional tax liabilities.

We are subject to different forms of taxation in the federal, state and local jurisdictions where we operate. Current economic and political conditions make tax rates in any jurisdiction subject to significant change. Our future effective tax rate could be affected by changes in the mix of earnings in jurisdictions with differing tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. In addition, the tax authorities may not agree with the determinations we have made and such disagreements could result in lengthy legal disputes and, ultimately, in the payment of additional amounts for tax, interest and penalties. If our effective tax rate were to increase, or if the ultimate determination of our taxes owed in the U.S. or any of our jurisdictions is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected.

Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of our business strategy and impact our stock price.

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

Our results are seasonal, resulting in unpredictable and varied quarterly results.

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

Risks related to our common stock

We may not be able to obtain capital when desired on favorable terms, if at all, and we may not be able to obtain capital or complete acquisitions through the use of equity or without dilution to our shareholders.

We may need additional financing to execute on our current or future business strategies, including to develop new or enhance existing products and services, acquire businesses and technologies, or otherwise to respond to competitive pressures.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and newly-issued securities may have rights, preferences or privileges senior to those of existing shareholders. If we accumulate additional funds through debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. We cannot provide assurances that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products and services, or otherwise respond to competitive pressures would be significantly limited. Any of these factors could harm our results of operations.

Our stock price may be volatile, which could result in securities class action litigation against us.

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this report, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us and research analyst coverage about our business.

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, have and may continue to affect the market price of our common stock.

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may become the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. See “Risks related to our business and industry—Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business strategy and impact our stock price.”

Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could reduce the price that our common stock might otherwise attain and may dilute the voting power and ownership interest in us of our then-existing shareholders.

Sales of substantial amounts of our common stock in the public market following our private offering on September 22, 2020 or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for holders of our common stock to sell it at a time and price that deemed appropriate.

Subject to certain exceptions, we and our directors and executive officers, have agreed not to offer, sell or agree to sell, directly or indirectly, any shares of common stock without the permission of J.P. Morgan Securities LLC, as representatives of the initial purchasers (the “Representative”), for a period of 60 days from September 17, 2020. When the lock-up period expires, we and our directors and executive officers will be able to sell our shares in the public market. In addition, the Representative may, in its sole discretion, release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period. Sales of a substantial number of such shares upon expiration, or the perception that such sales may occur, or early release of the lock-up restrictions could cause our share price to decline. Subject to certain limitations, we also may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, an acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing shareholders and cause the trading price of our common stock to decline.

We have currently suspended the payment of dividends on our common stock and, consequently, the only opportunity to achieve a return on your investment in our common stock is if the price of our common stock appreciates.

We currently have suspended the payment of dividends on shares of our common stock, and our debt agreements contain restrictions on the ability of our board of directors to declare or pay dividends on shares of our common stock. Consequently, the only current opportunity to achieve a return on investment on our common stock will be if the market price of our common stock appreciates and shares are sold at a profit.

Certain provisions of our articles of incorporation and bylaws and of Wisconsin law could prevent a takeover that shareholders consider favorable and could also reduce the market price of our stock.

Our articles of incorporation and our bylaws contain provisions that could delay or prevent a merger, acquisition or other change in control that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. These provisions may also prevent or delay attempts by shareholders to replace or remove our current management or members of our board of directors.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated.

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total Number of		Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced	Under the Plans
Period	Purchased	Paid per Share	Programs (1)	or Programs (1)
June 26 – July 30	29,016	$14,69	29,016	2,718,994
July 31 – August 27	—	—	—	2,718,994
August 28 – September 24	—	—	—	2,718,994
Total	29,016	$14.69	29,016	2,718,994

(1)	Through September 24, 2020, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of September 24, 2020, we had repurchased approximately 9.0 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 6.         Exhibits

3.1	By-Laws of The Marcus Corporation, as amended on September 11, 2020.

4.1

Indenture, dated September 22, 2020, between The Marcus Corporation and U.S. Bank, N.A., as trustee [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 17, 2020.]

10.1	Form of Capped Call Transaction Confirmation [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 17, 2020].

10.2	The Marcus Corporation 2004 Equity and Incentive Awards Plan.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: November 3, 2020	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: November 3, 2020	By:	/s/ Douglas A. Neis
Douglas A. Neis
Executive Vice President, Chief Financial Officer and Treasurer

S-1