Form 10-K
period 2020-12-31
MARCUS CORP
filed 2021-03-05
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 1-12604

THE MARCUS CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-1139844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 East Wisconsin Avenue, Suite 1900 Milwaukee, Wisconsin	53202-4125
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 905-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $1.00 par value	MCS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ◻	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ◻	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes ☒	No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒	No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	⌧
Non-accelerated filer	◻	Smaller reporting company	◻
		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ◻	No ☒

The aggregate market value of the registrant’s common equity held by non-affiliates as of June 25, 2020 was approximately $281,525,428. This value includes all shares of the registrant’s common stock, except for treasury shares and shares beneficially owned by the registrant’s directors and executive officers listed in Part I below.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding at March 1, 2021 – 23,512,769

Class B common stock outstanding at March 1, 2021 – 7,825,254

Portions of the registrant’s definitive Proxy Statement for its 2021 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year, will be incorporated by reference into Part III to the extent indicated therein upon such filing.

PART I

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K and the accompanying annual report to shareholders, particularly in the Shareholders’ Letter and Management’s Discussion and Analysis, are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the adverse effects of the COVID-19 pandemic on our theatre and hotels and resorts businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness; (2) the duration of the COVID-19 pandemic and related government restrictions and social distancing requirements and the level of customer demand following the relaxation of such requirements; (3) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division (particularly following the COVID-19 pandemic, during which the production of new movie content has essentially ceased and release dates for motion pictures have been postponed), as well as other industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (4) the effects of adverse economic conditions in our markets, including but not limited to, those caused by the COVID-19 pandemic; (5) the effects of adverse economic conditions, including but not limited to, those caused by the COVID-19 pandemic, on our ability to obtain financing on reasonable and acceptable terms, if at all; (6) the effects on our occupancy and room rates caused by the COVID-19 pandemic and the effects on our occupancy and room rates of the relative industry supply of available rooms at comparable lodging facilities in our markets once hotels and resorts have more fully reopened; (7) the effects of competitive conditions in our markets; (8) our ability to achieve expected benefits and performance from our strategic initiatives and acquisitions; (9) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, impairment losses, and preopening and start-up costs due to the capital intensive nature of our business; (10) the effects of weather conditions, particularly during the winter in the Midwest and in our other markets; (11) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; (12) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, other incidents of violence in public venues such as hotels and movie theatres or epidemics (such as the COVID-19 pandemic); (13) a disruption in our business and reputational and economic risks associated with civil securities claims brought by shareholders; and (14) our ability to timely and successfully integrate the Movie Tavern operations into our own circuit. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, including developments related to the COVID-19 pandemic, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  Our forward-looking statements are based upon our assumptions, which are based upon currently available information, including assumptions about our ability to manage difficulties associated with or related to the COVID-19 pandemic; the assumption that our theatre closures, hotel closures and restaurant closures are not expected to be permanent or to re-occur; the continued availability of our workforce; and the temporary and long-term effects of the COVID-19 pandemic on our business. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-K and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.    Business.

General

We are engaged primarily in two business segments: movie theatres and hotels and resorts.

As of December 31, 2020, our theatre operations included 89 movie theatres with 1,097 screens throughout 17 states (Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia), including one movie theatre with 6 screens in Wisconsin owned by a third party and managed by us. We also operate a family entertainment center, Funset Boulevard, that is adjacent to one of our theatres in Appleton, Wisconsin, and own the Ronnie’s Plaza retail outlet in St. Louis, Missouri, an 84,000 square foot retail center featuring 21 shops and other businesses to which we lease retail space. As of the date of this Annual Report, we are the 4th largest theatre circuit in the United States.

As of December 31, 2020, our hotels and resorts operations included eight wholly-owned or majority-owned and operated hotels and resorts in Wisconsin, Illinois, Nebraska and Oklahoma. We also managed 10 hotels, resorts and other properties for third parties in Wisconsin, California, Minnesota, Nevada, Nebraska, Illinois and Texas. As of December 31, 2020, we owned or managed approximately 5,100 hotel and resort rooms.

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

Strategic Plans

Please see our discussion under “Current Plans” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Theatre Operations

At the end of fiscal 2020, we owned or operated 89 movie theatre locations with a total of 1,097 screens in Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia. We averaged 12.3 screens per location at the end of fiscal 2020, compared to 12.2 screens per location at the end of fiscal 2019 and 13.1 screens per location at the end of fiscal 2018. Included in these totals is one theatre with six screens that we manage for a third party. Our 88 company-owned facilities include 50 megaplex theatres (12 or more screens), representing approximately 68% of our total screens, 37 multiplex theatres (two to 11 screens) and one single-screen theatre. At the end of fiscal 2020, we operated 1,075 first-run screens, six of which we operated under management contracts, and 22 budget-oriented screens.

We invested approximately $370 million, excluding acquisitions, to further enhance the movie-going experience and amenities in new and existing theatres over the last seven and one-half calendar years.  These investments include:

New theatres. In October 2019, we opened our new eight-screen Movie Tavern® by Marcus theatre in Brookfield, Wisconsin. This new theatre became the first Movie Tavern by Marcus in Wisconsin. It includes eight auditoriums, each with laser projection and comfortable DreamLoungerSM recliner seating, a full-service bar and food and drink center, and a new delivery-to-seat service model that also allows guests to order food and beverage via our mobile phone application or in-theatre kiosk. We will consider additional sites for potential new theatre locations in both new and existing markets in the future. Plans discussed previously for a new theatre in Tacoma, Washington have been abandoned.

Theatre acquisitions. In addition to building new theatres, acquisitions of existing theatres or theatre circuits has also been a viable growth strategy for us.  On February 1, 2019, we acquired the assets of Movie Tavern®, a New Orleans-based industry leading circuit known for its in-theatre dining concept featuring chef-driven menus, premium quality food and drink and luxury seating. Now branded Movie Tavern by Marcus, the acquired circuit consisted of 208 screens at 22 locations in nine states – Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia. The purchase price consisted of $30 million in cash, subject to certain adjustments, and 2,450,000 shares of our common stock, for a total purchase price of approximately $139.3 million, based upon our closing share price on January 31, 2019. The acquisition of the Movie Tavern circuit increased our total number of screens by an additional 23%.

The COVID-19 pandemic has been challenging for all theatre operators. A number of theatre operators have filed for bankruptcy relief and many others are facing difficult financial circumstances.  Although we will prioritize our own finances, we will continue to consider potential acquisitions as well as consider management agreements which may possibly lead to opportunities to own.  The movie theatre industry is very fragmented, with approximately 50% of United States screens owned by the three largest theatre circuits and the other 50% owned by an estimated 800 smaller operators, making it very difficult to predict when acquisition opportunities may arise. We do not believe that we are geographically constrained, and we believe that we may be able to add value to certain theatres through our various proprietary amenities and operating expertise.

DreamLounger recliner additions. These luxurious, state-of-the-art recliners allow guests to go from upright to a full-recline position in seconds. These seat changes require full auditorium remodels to accommodate the necessary 84 inches of legroom, resulting in the loss of approximately 50% of the existing traditional seats in an average auditorium. To date, the addition of DreamLoungers has increased attendance at each of our applicable theatres, outperforming nearby competitive theatres and growing the overall market attendance in most cases. Initially, 12 of the 22 acquired Movie Tavern theatres had recliner seating. We added DreamLounger recliner seats to four additional existing Movie Tavern theatres during fiscal 2019, as well as one Marcus Wehrenberg® theatre and one newly built Movie Tavern theatre. We completed the addition of DreamLounger recliner seats at two additional Movie Tavern locations during fiscal 2020 and expect to add DreamLounger recliner seats to one Marcus Wehrenberg theatre during the second quarter of fiscal 2021. As of December 31, 2020, we offered all DreamLounger recliner seating in 65 theatres, representing approximately 76% of our company-owned, first-run theatres. Including our premium, large format (PLF) auditoriums with recliner seating, as of December 31, 2020, we offered our DreamLounger recliner seating in approximately 79% of our company-owned, first-run screens, a percentage we believe to be the highest among the largest theatre chains in the nation.

UltraScreen DLX® and SuperScreen DLX® (DreamLounger eXperience) conversions. We introduced one of the first PLF presentations to the industry when we rolled out our proprietary UltraScreen® concept over 20 years ago. We later introduced our UltraScreen DLX concept by combining our premium, large-format presentation with DreamLounger recliner seating and Dolby® Atmos™ immersive sound to elevate the movie-going experience for our guests. During fiscal 2019, we opened one new UltraScreen DLX at an existing Marcus Wehrenberg theatre and converted one existing screen into an UltraScreen DLX auditorium at a Movie Tavern by Marcus theatre. During fiscal 2020, we converted three existing screens at three Movie Tavern by Marcus theatres and one existing screen at one Marcus Wehrenberg theatre to SuperScreen DLX auditoriums. During fiscal 2019, we converted 26 existing screens at 13 Movie Tavern by Marcus theatres and two existing screens at one Marcus Wehrenberg theatre to SuperScreen DLX and opened one new SuperScreen DLX auditorium at a newly built Movie Tavern by Marcus theatre. Most of our PLF screens now include the added feature of heated DreamLounger recliner seats. As of December 31, 2020, we had 31 UltraScreen DLX auditoriums, one traditional UltraScreen auditorium, 85 SuperScreen DLX auditoriums (a slightly smaller screen than an UltraScreen but with the same DreamLounger seating and Dolby Atmos sound) and three IMAX® PLF screens at 66 of our theatre locations. As of December 31, 2020, we offered at least one PLF screen in approximately 77% of our first-run, company-owned theatres – once again a percentage we believe to be the highest percentage among the largest theatre chains in the nation. Our PLF screens generally have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens, and we charge a premium price to our guests for this experience. We continue to evaluate opportunities to convert additional existing screens to SuperScreen DLX auditoriums.

Signature cocktail and dining concepts. We have continued to further enhance our food and beverage offerings within our existing theatres. We believe our 50-plus years of food and beverage experience in the hotel and restaurant businesses provides us with a unique advantage and expertise that we can leverage to further grow revenues in our theatres. The concepts we are expanding include:

●	Take FiveSM Lounge, Take Five Express and The Tavern – These full-service bars offer an inviting atmosphere and a chef-inspired dining menu, along with a complete selection of cocktails, locally-brewed beers and wines. We also offer full liquor service through the concession stand at two theatres. We acquired 22 new bars, known as The Tavern, in conjunction with our Movie Tavern acquisition and opened a new Tavern at our new Brookfield, Wisconsin Movie Tavern by Marcus theatre in fiscal 2019. We closed one Movie Tavern by Marcus theatre in the fourth quarter of fiscal 2020. As of December 31, 2020, we offered bars/full liquor service at 50 theatres, representing approximately 58% of our company-owned, first-run theatres. We are currently evaluating opportunities to add bar service to additional locations and expect to add one Take Five Lounge outlet to a Marcus Wehrenberg theatre currently under renovation in 2021.
●	Zaffiro’s® Express – These outlets offer lobby dining that includes appetizers, sandwiches, salads, desserts and our signature Zaffiro’s THINCREDIBLE® handmade thin-crust pizza. In select locations without a Take Five Lounge outlet, we offer beer and wine at the Zaffiro’s Express outlet. We opened one new Zaffiro’s Express outlet during fiscal 2019 at our new Movie Tavern by Marcus location in Brookfield, Wisconsin, and our number of theatres with this concept totaled 29 as of December 31, 2020, representing approximately 45% of our company-owned, first-run theatres (excluding our in-theatre dining Movie Tavern theatres). We also operate three Zaffiro’s® Pizzeria and Bar full-service restaurants.

●	Reel Sizzle® – This signature dining concept serves menu items inspired by classic Hollywood and the iconic diners of the 1950s. We offer Americana fare like burgers and chicken sandwiches prepared on a griddle behind the counter, along with chicken tenders, crinkle-cut fries, ice cream and signature shakes. Our new Movie Tavern by Marcus in Brookfield, Wisconsin includes a Real Sizzle. As of December 31, 2020, we operated eight Reel Sizzle outlets, and we expect to add one Reel Sizzle outlet in fiscal 2021 to a Marcus Wehrenberg theatre currently under renovation.
●	Other in-lobby dining – We also operate one Hollywood Café at an existing theatre, and four of the Marcus Wehrenberg theatres offer in-lobby dining concepts sold through the concession stand. In addition, we are currently testing a Mexican food concept at one theatre, and we are considering expanding this new concept in the future. Including these additional concepts, as of December 31, 2020, we offered one or more in-lobby dining concepts in 40 theatres, representing approximately 62% of our company-owned, first-run theatres (excluding our in-theatre dining Movie Tavern theatres).
●	In-theatre dining – As of December 31, 2020, we offered full-service, in-theatre dining with a complete menu of drinks and chef-prepared salads, sandwiches, entrées and desserts at 31 theatres and a total of 246 auditoriums, operating under the names Big Screen BistroSM, Big Screen Bistro ExpressSM, BistroPlexSM and Movie Tavern by Marcus, representing approximately 36% of our company-owned, first-run theatres.

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

We offer what we believe to be a best-in-class customer loyalty program called Magical Movie RewardsSM. We currently have approximately 4.0 million members enrolled in the program. Approximately 47% of all box office transactions and 43% of total transactions in our theatres during fiscal 2020 were completed by registered members of the loyalty program. The program allows members to earn points for each dollar spent and access special offers available only to members. The rewards are redeemable at the box office, concession stand or at the many Marcus Theatres® food and beverage venues. In addition, we have partnered with Movio, a global leader in data analysis for the cinema industry, to allow more targeted communication with our loyalty members. The software provides us with insight into customer preferences, attendance habits and general demographics, which we believe will help us deliver customized communication to our members. In turn, members of this program can enjoy and plan for a more personalized movie-going experience. The program also gives us the ability to cost effectively promote non-traditional programming and special events, particularly during non-peak time periods. We believe that this will result in increased movie-going frequency, more frequent visits to the concession stand, increased loyalty to Marcus Theatres and ultimately, improved operating results. The acquired Wehrenberg theatres offered a loyalty program to their customers that had approximately 200,000 members. We converted these members to our Magical Movie Rewards program during fiscal 2017. The acquired Movie Tavern theatres did not offer a loyalty program to their customers. We introduced our Magical Movie Rewards program to these theatres during the second quarter of fiscal 2019 after all necessary technology requirements were completed.

We have recently enhanced our mobile ticketing capabilities, our downloadable Marcus Theatres mobile application, and our marcustheatres.com website. We added food and beverage ordering capabilities to our mobile application at select theatres, including our recently opened Movie Tavern location in Brookfield, Wisconsin, in fiscal 2019 and expanded this feature to all of our theatres in fiscal 2020. We have continued to install additional theatre-level technology, such as new ticketing kiosks, digital menu boards and concession advertising monitors. Each of these enhancements is designed to improve customer interactions, both at the theatre and through mobile platforms and other electronic devices.

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

Revenues for the theatre business, and the motion picture industry in general, are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control.  Blockbusters have historically accounted for a significant portion of our total admission revenues – in prior years, our top 15 performing films accounted for 48% of our fiscal 2019 total admission revenues and 42% of our fiscal 2018 total admission revenues.

We obtain our films from several national motion picture production and distribution companies, and we are not dependent on any single motion picture supplier. Our booking, advertising, concession purchases and promotional activities are handled centrally by our administrative staff.

We strive to provide our movie patrons with high-quality picture and sound presentation in clean, comfortable, safe, attractive and contemporary theatre environments. All of our movie theatre complexes feature digital cinema technology; either digital sound, Dolby or other stereo sound systems; acoustical ceilings; side wall insulation; engineered drapery folds to eliminate sound imbalance, reverberation and distortion; tiled floors; cup-holder chair-arms; and computer-controlled heating, air conditioning and ventilation. We offer stadium seating, a tiered seating system that permits unobstructed viewing, at substantially all of our first-run screens. Computerized box offices permit all of our movie theatres to sell tickets in advance and all of our theatres offer reserved seating. Our theatres are accessible to persons with disabilities and provide wireless headphones for hearing-impaired moviegoers. Other amenities at certain theatres include touch-screen, computerized, self-service ticket kiosks, which simplify advance ticket purchases. We have an agreement to allow moviegoers to buy tickets on Fandango, the largest online ticket-seller.

We have a master license agreement with a subsidiary of Cinedigm Digital Cinema Corp. to deploy digital cinema systems in the majority of our company-owned theatre locations. Under the terms of the agreement, Cinedigm’s subsidiary purchased the digital projection systems and licensed them to us under a long-term arrangement. The costs to deploy this new technology are being covered primarily through the payment of virtual print fees from studios to our selected implementation company, Cinedigm. Our goals from digital cinema included delivering an improved film presentation to our guests, increasing scheduling flexibility, providing a platform for additional 3D presentations as needed, as well as maximizing the opportunities for alternate programming that may be available with this technology. As of December 31, 2020, we had the ability to offer digital 3D presentations in 382, or approximately 36%, of our first-run screens, including the vast majority of our UltraScreens. We have the ability to increase the number of digital 3D capable screens we offer to our guests in the future as needed, based on the number of digital 3D films anticipated to be released during future periods and our customers’ response to these 3D releases.

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

Hotels and Resorts Operations

Owned and Operated Hotels and Resorts

The Pfister® Hotel

We own and operate The Pfister Hotel, which is located in downtown Milwaukee, Wisconsin. The Pfister Hotel is a full-service luxury hotel and has 307 guest rooms (including 71 luxury suites), the exclusive Pfister VIP Club Lounge, two restaurants (including our signature restaurant, Mason Street Grill), three cocktail lounges, a state-of-the-art WELL Spa® + Salon, a high-tech executive boardroom, high-end retail space leased to tenants and a 275-car parking ramp. The Pfister also has 25,000 square feet of banquet and convention facilities, including one of the largest ballrooms in the Milwaukee metropolitan area. In 2018, we celebrated The Pfister Hotel’s 125th anniversary. In 2020, The Pfister Hotel earned its 44th consecutive AAA Four Diamond Award from the American Automobile Association, which represents every year the award has been in existence. Also in 2020, The Pfister was recognized for the second year in a row as a top hotel in the Midwest in Condé Nast Traveler’s Readers’ Choice Awards.  In 2019, The Pfister was recognized as the number one downtown Milwaukee hotel by U.S. News & World Report. The Pfister currently holds the TripAdvisor® Travelers’ Choice distinction and is a member of Preferred Hotels and Resorts, an organization of independent luxury hotels and resorts, and Historic Hotels of America.

The Hilton Milwaukee City Center

We own and operate the 729-room Hilton Milwaukee City Center. The hotel has two cocktail lounges, three restaurants (including our first Miller Time® Pub & Grill), and an 870-car parking ramp. Directly connected to the Wisconsin Center convention facility by skywalk, the hotel offers more than 30,000 square feet of meeting and event spaces with state-of-the-art technologies. In 2020, the Hilton Milwaukee City Center earned its ninth consecutive AAA Four Diamond Award from the American Automobile Association and was recognized by Meetings Today as the Best of MidAmerica winner.

Hilton Madison Monona Terrace

We own and operate the 240-room Hilton Madison Monona Terrace in Madison, Wisconsin. The Hilton Madison Monona Terrace is connected by a climate-controlled skywalk to the Gold LEEDS and GBAC certified Monona Terrace Community and Convention Center and has six meeting rooms totaling 6,000 square feet, an indoor swimming pool, a fitness center, a lobby bar and a restaurant. The Hilton Madison Monona Terrace currently holds the TripAdvisor® Travelers’ Choice distinction. A major renovation of this hotel was completed in 2019, including common areas and guestrooms.

The Grand Geneva® Resort & Spa

We own and operate the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin. This destination resort is located on 1,300 acres and includes 356 guest rooms, 29 studio, one, two and three bedroom villas, the exclusive Geneva Club Lounge, over 60,000 square feet of banquet, meeting and exhibit space, including 13,000 square feet of ballroom space, three specialty restaurants, two cocktail lounges, two championship golf courses, a ski hill, indoor and outdoor tennis courts, three swimming pools, a state-of-the-art WELL Spa + Salon and fitness complex, horse stables and an on-site airport. In 2020, Grand Geneva Resort & Spa earned its 23rd consecutive AAA Four Diamond Award from the American Automobile Association. The resort was also recognized as one of the top resorts in the Midwest in Condé Nast Traveler’s Readers’ Choice Awards, named as one of Travel & Leisure’s World’s Best in the Midwest and named among the Best Resorts in Wisconsin by U.S. News & World Report. The resort currently holds the TripAdvisor® Travelers’ Choice distinction and was named to the TripAdvisor® Award of Excellence Hall of Fame.

The Skirvin Hilton

We are the principal equity partner and operator of The Skirvin Hilton hotel in Oklahoma City, Oklahoma, the oldest hotel in Oklahoma. This historic hotel has 225 rooms, including 20 one-bedroom suites and one Presidential Suite. The Skirvin Hilton has a restaurant, lounge, fitness center, indoor swimming pool, business center and approximately 18,500 square feet of meeting space. In 2020, The Skirvin Hilton earned its 13th consecutive AAA Four Diamond Award from the American Automobile Association, was named Best Hotel in Oklahoma City by U.S. News & World Report and a Best Hotels Finalist by Historic Hotels of America.  The hotel currently holds the TripAdvisor® Travelers’ Choice distinction. In 2016, we completed a major renovation project at The Skirvin Hilton Hotel, which included renovations of all guestrooms and the lobby and bar areas. Our equity interest in this hotel is 60%.

AC Hotel Chicago Downtown

Pursuant to a long-term lease, we operate the AC Hotel Chicago Downtown, a 226-room hotel in Chicago, Illinois. Located in the heart of Chicago’s shopping, dining and entertainment district, the AC Hotel by Marriott lifestyle brand targets the millennial traveler searching for a design-led hotel in a vibrant location with high-quality service. The AC Hotel Chicago Downtown features urban, simplistic and clean designs with European aesthetics and elegance, the latest technology and communal function spaces. Amenities include the AC Lounge, a bar area with cocktails, craft beers, wine and tapas, and the AC Kitchen, serving a European-inspired breakfast menu. The AC Hotel Chicago Downtown also features an indoor swimming pool, fitness room, 3,000 square feet of meeting space and an on-site parking facility. The hotel currently holds the TripAdvisor® Travelers’ Choice distinction. Our SafeHouse® Chicago is in space connected to this hotel and the hotel has additional space available for lease.

The Lincoln Marriott Cornhusker Hotel

We own and operate The Lincoln Marriott Cornhusker Hotel in downtown Lincoln, Nebraska. The Lincoln Marriott Cornhusker Hotel is a 297 room, full service hotel with 45,600 square feet of meeting space and a Miller Time Pub & Grill.  We also own the Cornhusker Office Plaza, which is a seven story building with a total of 85,592 square feet of net leasable office space connected to the hotel by a three story atrium that is used for local events and exhibits.  The hotel was honored by Nebraska Wedding Day magazine in the category of Best Accommodations for 2020.

Saint Kate® – The Arts Hotel

In January 2019, we closed one of our owned hotels, the InterContinental Milwaukee hotel, for renovation and reopened it in June 2019 as Saint Kate – The Arts Hotel. Located in the heart of Milwaukee’s theatre and entertainment district, the 219-room hotel features art-inspired guestrooms, 13,000 square feet of flexible meeting space, 11 event rooms and three restaurants, as well as two bars and lounge areas. The hotel also includes a theatre with programming that features plays, lectures, classes and musical and dance performances, a world-class gallery space, and other event spaces that host rotating exhibitions, screenings, workshops and more. In 2020, Saint Kate – The Arts Hotel was recognized as a top hotel in the Midwest in Condé Nast Traveler’s Readers’ Choice Awards.  In 2019, Saint Kate – The Arts Hotel was named Top 10 Best New Hotels by USA Today 10Best Readers’ Choice Awards.

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

We manage The DoubleTree by Hilton El Paso Downtown, which is the only full-service Hilton located in downtown El Paso.  Our 200 well-appointed rooms are in the heart of the museum district and steps from the convention center. The hotel features a rooftop pool and deck along with 8,500 square feet of meeting space.

We manage the Courtyard by Marriott El Paso Downtown/Convention Center, which opened in August 2018. The Courtyard by Marriott El Paso Downtown/Convention Center is centrally located in the heart of downtown El Paso. The hotel has 151 guest rooms, two meeting rooms, an outdoor terrace, stylish décor and a rooftop pool. In 2020, the Courtyard by Marriott El Paso Downtown/Convention Center received the TripAdvisor® Travelers’ Choice distinction.

We manage the Crowne Plaza-Northstar Hotel in Minneapolis, Minnesota. The Crowne Plaza-Northstar Hotel is located in downtown Minneapolis and has 222 guest rooms, 10,000 square feet of meeting space, an outdoor Skygarden for group events, a restaurant, a cocktail lounge and an exercise facility. This hotel is located in the heart of downtown Minneapolis with easy access to Minneapolis’ largest attractions.  The hotel temporarily closed in April 2020 due to the pandemic and the owner is considering various options.  There are no current plans to reopen the hotel in the first half of 2021.

We manage The Garland hotel in North Hollywood, California. The Garland hotel features 257 recently renovated guest rooms and suites, over 23,000 square feet of meeting and event space - including a 130-seat theater, newly renovated ballroom, and an outdoor event venue ideal for weddings, a well-equipped fitness center, an outdoor swimming pool with two hot tubs, and a successful on-site restaurant, The Front Yard. The mission-style hotel is located on seven acres near Universal Studios Hollywood and serves as a preferred hotel for the theme park. The Garland has held the TripAdvisor® Travelers’ Choice Award for six consecutive years. In 2020, The Garland was recognized as a top hotel in Los Angeles in the Condé Nast Traveler’s Readers’ Choice Awards for the sixth year in a row as well as a Top 10 Hotel in Greater Los Angeles as ranked by the 2020 Travel + Leisure World’s Best Awards for the second consecutive year.

We manage the Hilton Minneapolis/Bloomington in Bloomington, Minnesota. The hotel offers 257 rooms, 9,200 square feet of meeting space, an indoor swimming pool and a fitness center. With a full renovation completed in 2018, this hotel has a contemporary feel and has been a service leader within the industry with recent awards including AAA Best Housekeeping 2020, TripAdvisor Travelers’ Choice in 2020 and the Hilton Award of Excellence in 2019.

We manage the Omaha Marriott Downtown at The Capitol District hotel. The 333-room, 12-story full service hotel serves as an anchor for the Capitol District, an upscale urban destination dining and entertainment community in downtown Omaha, Nebraska. The development also includes 218 luxury residential apartments, office space, a parking garage and retail space for restaurants, shops and entertainment. It also features a plaza for events and concerts. The hotel currently holds the TripAdvisor® Travelers’ Choice distinction and is ranked the #1 hotel in Omaha by both TripAdvisor® and Best of Omaha. Marriott International recognized this property as Hotel of the Year, Classic Premium for the 2019 year. Prior to Feburary 2021, we also owned a 10% minority equity interest in this hotel.

We also provide hospitality management services, including check-in, housekeeping and maintenance, for a vacation ownership development adjacent to the Grand Geneva Resort & Spa branded as the Holiday Inn Club Vacations at Lake Geneva Resort. The development includes 68 two-room timeshare units (136 rooms) and a timeshare sales center.

We formerly managed the Murieta Inn and Spa in Rancho Murieta, California through July 2020, the Hilton Garden Inn Houston NW/Willowbrook in Houston, Texas through March 2020, the Sheraton Chapel Hill in Chapel Hill, North Carolina through August 2019 and the Heidel House Resort & Spa in Green Lake, Wisconsin through May 2019.

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

We manage Timber Ridge Lodge & Waterpark, an indoor/outdoor waterpark and condominium hotel complex in Lake Geneva, Wisconsin. Timber Ridge Lodge & Waterpark is a 225-unit condominium hotel on the same campus as the Grand Geneva Resort & Spa. Timber Ridge Lodge & Waterpark has meeting rooms totaling 3,500 square feet, a general store, a restaurant, a snack bar and an entertainment arcade. The hotel currently holds the TripAdvisor® Travelers’ Choice distinction.

We manage the Platinum Hotel & Spa, a condominium hotel in Las Vegas, Nevada just off the Las Vegas Strip, and own the hotel’s public space. The Platinum Hotel & Spa has 255 one and two-bedroom suites. This non-gaming, non-smoking hotel also has an on-site restaurant, lounge, a WELL Spa + Salon and 14,897 square feet of meeting space, including 6,336 square feet of outdoor space. The hotel currently holds the TripAdvisor® Travelers’ Choice distinction. We own 16 previously unsold condominium units at the Platinum Hotel & Spa.

We own the SafeHouse in Milwaukee, Wisconsin after purchasing it in 2015. The SafeHouse is an iconic, spy-themed restaurant and bar that has operated in Milwaukee for over 50 years. We opened a new SafeHouse location in Chicago, Illinois in 2017 and also opened the EscapeHouse Chicago, a complimentary business capitalizing on the popularity of cooperative team escape games.

Our Wisconsin Hospitality Linen Service (WHLS) business unit provides commercial laundry services for our hotel and resort properties in Wisconsin and for other unaffiliated hotels in the Midwest. WHLS processed nearly 16 million pounds of linen each year prior to the COVID-19 pandemic. WHLS has been a leader in commercial laundry services for the hospitality industry in the Midwest for over 20 years.

We operate many award-winning restaurants and lounges within our hotel portfolio that have earned distinctions such as the TripAdvisor® Travelers’ Choice and the Wine Spectator Award of Excellence.

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

Our movie theatres compete with large national movie theatre operators, such as AMC Entertainment, Cinemark and Regal Cinemas, as well as with a wide array of smaller first-run exhibitors.  Movie exhibitors also face competition from a number of other movie exhibition delivery systems, such as streaming services, premium video-on-demand (PVOD), digital downloads, video-on-demand, pay-per-view television, DVDs and network and syndicated television.  We also face competition from other forms of entertainment competing for the public’s leisure time and disposable income.

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

Seasonality

Excluding the impact of the COVID-19 pandemic, our first fiscal quarter typically produces the weakest operating results in our hotels and resorts division due primarily to the effects of reduced travel during the winter months. Our second and third fiscal quarters often produce our strongest operating results because these periods coincide with the typical summer seasonality of the movie theatre industry and the summer strength of the lodging business. Due to the fact that the week between Christmas and New Year’s Eve is historically one of the strongest weeks of the year for our theatre division, the specific timing of the last Thursday in December has an impact on the results of our fiscal first and fourth quarters in that division, particularly when we have a 53-week year.

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

Human Capital

As of December 31, 2020 (with nearly one-half of our theatres temporarily closed), we had approximately 4,200 employees, approximately 60% of whom were employed on a variable or part-time basis. A number of our (1) operating engineers at The Pfister Hotel and the Hilton Milwaukee City Center are covered by collective bargaining agreements that expire on April 30, 2021 and December 31, 2022, respectively; (2) hotel employees at the Hilton Milwaukee City Center and The Pfister Hotel are covered by a collective bargaining agreement that expires on February 14, 2022; (3) painters in the Hilton Milwaukee City Center and The Pfister Hotel are covered by a collective bargaining agreement that expires on March 30, 2022; and (4) operating engineers at the Hyatt Regency Schaumburg are covered by a collective bargaining agreement that expires on February 28, 2022.  As of the end of fiscal 2020, approximately 4% of our employees were covered by a collective bargaining agreement, of which approximately 1% were covered by an agreement that will expire within one year.

We believe our employees are among our most important resources and are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations, and our management team routinely reviews employee turnover rates at various levels of the organization. Management also reviews employee engagement and satisfaction surveys to monitor employee morale and receive feedback on a variety of issues. We pay our employees competitively and offer a broad range of company-paid benefits, which we believe are competitive with others in our industry.

We are committed to hiring, developing and supporting a diverse and inclusive workplace. Our management teams and all of our employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and includes required annual training on preventing, identifying, reporting and stopping any type of unlawful discrimination.

During fiscal 2020, in response to the COVID-19 pandemic, we implemented safety protocols and new procedures to protect our employees and our customers. These protocols include complying with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we modified the way we conduct many aspects of our business to reduce the number of in-person interactions. For example, we significantly expanded the use of virtual interactions in all aspects of our business, including customer facing activities. Many of our administrative and operational functions during this time have required modification as well, including most of our workforce working remotely.

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

Operational Risks

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

As a result of these measures, we temporarily closed all of our theatres on March 17, 2020. In late August, we reopened approximately 80% of our theatres, but subsequently reclosed multiple theatres due to the lack of available films and new local and state restrictions.  As of December 31, 2020, approximately 52% of our theatres were reopened, but seating capacity at our reopened theatres has been reduced in response to COVID-19, and we currently are generating significantly reduced revenues from our theatre operations. We also temporarily closed all of our hotel division restaurants and bars at approximately the same time and closed five of our eight company-owned hotels and resorts on March 24, 2020 due to a significant reduction in occupancy at those hotels. We announced the closing of our remaining three company-owned hotels on April 8, 2020. We re-opened four of our company-owned hotels (including several restaurants and bars) during June 2020, reopened three of our four remaining company-owned hotels during our fiscal 2020 third quarter and reopened our last company-owned hotel during our fiscal 2020 fourth quarter. As a result, as of December 31, 2020, we had reopened all eight of our company-owned hotels and most of our managed hotels, though these properties are currently generating significantly reduced revenues.

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

Additionally, although we have sought and obtained, and intend to continue to seek, available benefits under the CARES Act, or any subsequent governmental relief bills, we cannot predict the manner in which any additional benefits under the CARES Act, or any subsequent governmental relief bills, will be allocated or administered and we cannot provide assurances that we will be able to access such benefits in a timely manner or at all. We also cannot assure that potential benefits under the CARES Act will not be amended or eliminated under any subsequent governmental actions.  Accessing these benefits and our response to the COVID-19 pandemic have required our management team to devote extensive resources and are likely to continue to do so in the near future, which negatively affects our ability to implement our business plan and respond to opportunities.

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

Over the last decade, the average video release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is released to other channels, including streaming services, video on-demand (“VOD”) and DVD, has decreased from approximately six months to, in some cases, less than three months and in some more limited instances, films have been immediately released to such alternative channels without any theatrical release. In the past, more than one studio has discussed their interest in creating a new, shorter premium VOD (“PVOD”) window and in one case, an agreement was reached between a studio and several large exhibitors, including ourselves, that includes a 17-day PVOD window for certain films and a 31-day PVOD window for certain more successful films. In addition, recently one studio announced that they intended to release all of their 2021 films theatrically and on their proprietary streaming service on the same day and date.  Although other studios have not taken this same action and several have reaffirmed their commitment to an exclusive theatrical distribution window, we can provide no assurance that these release windows, which are determined by the film studios and are subject to negotiation and acceptance by exhibitors, will not shrink further, which could have an adverse impact on our movie theatre business and results of operations.

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

We face competition for movie theatre patrons from a number of alternative motion picture distribution channels, such as DVD, network, cable and satellite television, video on-demand, pay-per-view television, digital downloads and streaming services. The number of streaming services has been increasing and, in some cases, streaming services are producing theatrical-quality original content that is bypassing the theatrical release window entirely. Periodically, internet ticketing intermediaries introduce services and products with the stated intention of increasing movie-going frequency. The actual impact these services and products may have on our relationship with the customer and our results of operations is unknown at this time. We also compete with other forms of entertainment competing for our patrons’ leisure time and disposable income such as concerts, amusement parks, sporting events, home entertainment systems, video games and portable entertainment devices including tablet computers and smart phones. An increase in popularity of these alternative film distribution channels and competing forms of entertainment may have an adverse effect on our movie theatre business and results of operations.

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

Financial Risks

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

We have currently suspended the payment of dividends on our common stock and, consequently, the only opportunity to achieve a return on investment in our common stock is if the price of our common stock appreciates.

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

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our Convertible Senior Notes due 2025 (“Convertible Notes”), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and have an adverse effect on our business and results of operations.

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the Convertible Notes upon a fundamental change, and our current and future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.

If we settle the Convertible Notes by cash, or a combination of cash and shares of our common stock upon the occurrence of a fundamental change as described in the indenture governing the Convertible Notes, we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes being surrendered or converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture governing the Convertible Notes or to pay any cash payable on future conversions of the Convertible Notes as required by such indenture would constitute a default under such indenture. A default under the indenture governing the Convertible Notes or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions of the Convertible Notes.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Strategic Risks

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

Legal, Regulatory and Compliance Risks

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

We are subject to various federal, state and local laws, regulations and administrative practices affecting our business, and we must comply with provisions regulating health and sanitation standards, equal employment, environmental, and licensing for the sale of food and alcoholic beverages. Our properties must also comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”). Compliance with the ADA requires that public accommodations “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines or an award of damages to private litigants or additional capital expenditures to remedy such noncompliance. Changes in existing laws or implementation of new laws, regulations and practices could also have a significant impact on our business. For example, a significant portion of our staff level employees are part-time workers who are paid at or near the applicable minimum wage in the relevant jurisdiction. Increases in the minimum wage and implementation of reforms requiring the provision of additional benefits would increase our labor costs.

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

General Risks

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

We own the real estate of a substantial portion of our facilities, including, as of December 31, 2020, The Pfister Hotel, the Hilton Milwaukee City Center, the Hilton Madison at Monona Terrace, the Grand Geneva Resort & Spa, Saint Kate – The Arts Hotel, The Lincoln Marriott Cornhusker Hotel, The Skirvin Hilton (majority ownership), and the majority of our theatres. We lease the remainder of our facilities. As of December 31, 2020, we also managed one hotel for a joint venture in which we have a minority interest and 10 hotels, resorts and other properties and one theatre that is owned by a third party. Additionally, we own properties acquired for the future construction and operation of new facilities. All of our properties are suitably maintained and adequately utilized to cover the respective business segment served.

Our owned, leased and managed properties are summarized, as of December 31, 2020, in the following table:

	Total		Leased	Managed	Managed
	Number of		from	for	for
	Facilities in		Unrelated	Related	Unrelated
Business Segment	Operation	Owned(1)	Parties(2)	Parties	Parties(2)
Theatres:
Movie Theatres	89	49	39	0	1
Family Entertainment Center	1	1	0	0	0
Other Properties(3)	1	1	0	0	0
Hotels and Resorts:
Hotels	16	6	1	1	8
Resorts	1	1	0	0	0
Other Properties(4)	3	0	2	0	1
Total	111	58	42	1	10

(1)	Four of the movie theatres are on land leased from unrelated parties. One of the hotels is owned by a joint venture in which we are the principal equity partner (60%).
(2)	The 39 theatres leased from unrelated parties have a total of 417 screens, and the one theatre managed for an unrelated party has a total of six screens. One UltraScreen adjacent to an owned theatre is leased from an unrelated party.
(3)	Includes an 84,000 square foot retail center managed by our theatre division.
(4)	Includes a vacation ownership development adjacent to the Grand Geneva Resort & Spa owned by Orange Lake Resort & Country Club of Orlando, Florida for which we provide hospitality management services and two SafeHouse restaurants located in Milwaukee, Wisconsin and Chicago, Illinois, both of which we lease from an unrelated party and which are managed by our hotels and resorts division.

Certain of the individual properties or facilities identified above are subject to purchase money or construction mortgages or commercial lease financing arrangements, but we do not consider these encumbrances, individually or in the aggregate, to be material.

All of our operating property leases expire on various dates after the end of fiscal 2021 (assuming we exercise all of our renewal and extension options).

All 21 remaining Movie Tavern theatres acquired in February 2019 are leased from unrelated parties.

Item 3.    Legal Proceedings.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Each of our executive officers is identified below together with information about each officer’s age, position and employment history for at least the past five years:

Name	Position	Age
Stephen H. Marcus	Chairman of the Board	85
Gregory S. Marcus	President and Chief Executive Officer	56
Thomas F. Kissinger	Senior Executive Vice President, General Counsel and Secretary	60
Douglas A. Neis	Executive Vice President, Chief Financial Officer and Treasurer	62
Rolando B. Rodriguez	Executive Vice President of The Marcus Corporation and Chairman, President and Chief Executive Officer of Marcus Theatres Corporation	61

Stephen H. Marcus has been our Chairman of the Board since December 1991. He served as our Chief Executive Officer from December 1988 to January 2009 and as our President from December 1988 until January 2008. Mr. Marcus has worked at our company for 59 years.

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

Set forth below is a graph comparing the annual percentage change during our last five full fiscal years in our cumulative total shareholder return (stock price appreciation on a dividend reinvested basis) of our Common Shares to the cumulative total return of: (1) a composite peer group index selected by us, and (2) companies included in the Russell 2000 Index.  The composite peer group index is comprised of the Dow Jones U.S. Hotels Index (weighted 35%) and a theatre index that we selected that includes Cinemark Holdings, Inc. and AMC Entertainment Holdings, Inc. (weighted 65%).

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

From December 31, 2015 to December 31, 2020

	12/31/15	12/29/16	12/28/17	12/27/18	12/26/19	12/31/20
The Marcus Corporation	$100.00	$169.69	$148.86	$214.48	$184.89	$76.93
Russell 2000 Index	100.00	121.85	140.28	122.14	156.11	186.36
Composite Peer Group Index(1)	100.00	128.75	130.06	135.67	87.68	87.68
(1)	Weighted 35% for the Dow Jones U.S. Hotels Index and 65% for the Company-selected Theatre Index.

(b)    Market Information

Our Common Stock, $1 par value, is listed and traded on the New York Stock Exchange under the ticker symbol “MCS.” Our Class B Common Stock, $1 par value, is neither listed nor traded on any exchange.

On March 1, 2021, there were 1,138 shareholders of record of our Common Stock and 36 shareholders of record of our Class B Common Stock.

(c)    Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the period indicated.

				Maximum
			Total Number of	Number of
			Shares	Shares that May
			Purchased as	Yet be
	Total Number of		Part of Publicly	Purchased
	Shares	Average Price	Announced	Under the Plans
Period	Purchased	Paid per Share	Programs(1)	or Programs(1)
September 25 – October 29	—	—	—	2,718,994
October 30 – November 26	—	—	—	2,718,994
November 27 – December 31	—	—	—	2,718,994
Total	—	—	—	2,718,994
(1)	Through December 31, 2020, our Board of Directors had authorized the repurchase of up to 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of December 31, 2020, we had repurchased approximately 8.9 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 6.    Selected Financial Data.

Information for Item 6, Selected Financial Data, has been omitted pursuant to SEC modernization rules that are effective as of the filing date of this report.

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

Fiscal 2018 was a 52-week year, beginning on December 29, 2017 and ending on December 27, 2018. Fiscal 2019 was a 52-week year, beginning on December 28, 2018 and ending on December 26, 2019.  Fiscal 2020 was a 53-week year, beginning on December 27, 2019 and ending on December 31, 2020.

Fiscal 2020 results by quarter were significantly impacted by the COVID-19 pandemic, which began late in our first fiscal quarter and impacted our results for the remainder of fiscal 2020.  Under normal conditions, our first fiscal quarter typically produces the weakest operating results in our hotels and resorts division due primarily to the effects of reduced travel during the winter months. The quality of film product in any given quarter typically impacts the operating results in our theatre division. Our second and third fiscal quarters generally produce our strongest operating results because these periods coincide with the typical summer seasonality of the movie theatre industry and the summer strength of the lodging business. Due to the fact that the week between Christmas and New Year’s Eve is historically one of the strongest weeks of the year for our theatre division, the specific timing of the last Thursday in December impacts the results of our fiscal first and fourth quarters in that division, particularly when we have a 53-week year.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) generally discusses fiscal 2020 and fiscal 2019 items and year-to-year comparisons between fiscal 2020 and fiscal 2019. Discussions of fiscal 2018 items and year-to-year comparisons between fiscal 2019 and fiscal 2018 that are not included in this MD&A can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2019.

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

As a result of these measures, we temporarily closed all of our theatres on March 17, 2020, and did not generate any significant revenues from our theatre operations during our fiscal 2020 second quarter and the first two months of our fiscal 2020 third quarter (other than revenues from six theatres opened on a very limited basis in June 2020 primarily to test new operating protocols, five parking lot cinemas, and some limited online and curbside sales of popcorn, pizza and other assorted food and beverage items).  As of August 28, 2020, we had reopened approximately 80% of our theatres, although seating capacity at our reopened theatres has been temporarily reduced in response to COVID-19 as a way to ensure proper social distancing.  In October 2020, we temporarily closed several theatres due to changes in the release schedule for new films, reducing our percentage of theatres open to approximately 66%.  In November 2020, new state and local restrictions in several of our markets required us to temporarily reclose several theatres, and as a result, approximately 52% of our theatres were open as of December 31, 2020.  Subsequent to year-end, several of these new restrictions were lifted and as of the date of this report, approximately 69% of our theatres are currently open with temporarily reduced seating capacity in response to COVID-19.  Temporarily closed theatres are ready to quickly reopen as restrictions are lifted, new films are released and demand returns.

We also temporarily closed all of our hotel division restaurants and bars at approximately the same time as our theatres and closed five of our eight company-owned hotels and resorts on March 24, 2020 due to a significant reduction in occupancy at those hotels. We closed our remaining three company-owned hotels in early April 2020.  We re-opened four of our company-owned hotels and several of our restaurants and bars during June 2020.  We reopened three additional company-owned hotels during our fiscal 2020 third quarter and we reopened our remaining company-owned hotel in November 2020.  As such, as of December 31, 2020, all eight of our company-owned hotels and all but one of our managed hotels are open.  The majority of our restaurants and bars in our hotels and resorts are also now open, operating under applicable state and local restrictions and guidelines. The majority of our hotels and restaurants are generating significantly reduced revenues as compared to prior years.

Maintaining and protecting a strong balance sheet has always been a core philosophy of The Marcus Corporation during our 85-year history.  As a result, we believe we entered the global COVID-19 crisis with a strong financial position.  At the end of fiscal 2019, our debt-to-capitalization ratio was 0.26.  Despite the majority of our theatres being closed during most of the second and third quarters of fiscal 2020, our hotels being closed during most of the second quarter and portions of the third quarter of fiscal 2020, and both of our businesses operating at significantly reduced attendance and occupancy levels during the fourth quarter of fiscal 2020, our financial position remains strong.  As of December 31, 2020, our debt-to-capitalization ratio was 0.37, which is equal to or lower than the same ratio we had at seven of our last 10 fiscal year-ends.

Despite our strong financial position, the COVID-19 pandemic has had and is expected to continue to have adverse effects on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness. In light of the COVID-19 pandemic and in keeping with our core philosophies, we have been working to preserve cash and ensure sufficient liquidity to endure the impacts of the global pandemic, even if prolonged.  On April 29, 2020, we entered into the First Amendment to Credit Agreement (the “First Amendment”) which amended our existing credit agreement dated January 9, 2020 (the Credit Agreement, as amended by the First Amendment and the Second Amendment, as defined below, the “Credit Agreement”).  The First Amendment provided a new $90.8 million 364-day Senior Term Loan A (the “Term Loan A”) to further support our balance sheet. We used the proceeds from the Term Loan A to repay borrowings under the Credit Agreement, to pay costs and expenses related to the First Amendment, and for general corporate purposes.  On July 22, 2020, we repaid $55 million of borrowings under our revolving credit facility.  On September 15, 2020, we entered into the Second Amendment to Credit Agreement (the “Second Amendment”) which amended the Credit Agreement and, among other things, extended the maturity date of the Term Loan A to September 22, 2021.

In addition, on September 22, 2020, we received $100.05 million of gross proceeds from the issuance of Convertible Senior Notes due 2025 (the “Convertible Notes”).  We used a portion of the proceeds from the Convertible Notes to enter into privately negotiated capped call transactions with certain financial institutions in order to reduce the potential dilution to our common stock upon any conversion of the Convertible Notes.  We used the remaining proceeds from the Convertible Notes to repay borrowings under the Credit Agreement, to pay costs and expenses related to the Convertible Notes, and for general corporate purposes.  Our net proceeds from this offering were approximately $78.6 million (after deducting estimated fees and expenses related to the offering and the cost of the capped call transactions).  This additional financing further enhanced our liquidity, and combined with the expected receipt of income tax refunds, state grants and proceeds from the sale of surplus real estate (discussed below), we believe we are positioned to repay the Term Loan A in September 2021 and continue to sustain our operations throughout fiscal 2021 and into fiscal 2022, even if our properties continue to generate significantly reduced revenues throughout fiscal 2021.  As of December 31, 2020, we had a cash balance of approximately $7 million and $220 million of availability under our $225 million revolving credit facility.

Since the COVID-19 pandemic began, we have been working proactively to preserve cash. In addition to temporarily suspending our quarterly dividend payments as required by the Credit Agreement, additional measures we took during all or portions of fiscal 2020 to enhance our liquidity included:

●	Discontinuing all non-essential operating and capital expenditures;
●	Temporarily laying off the majority of our hourly theatre and hotel associates, in addition to temporarily reducing property management and corporate office staff levels;
●	Temporarily reducing the salary of our chairman and our president and chief executive officer by 50%, as well as temporarily reducing the salary of all other executives and remaining divisional/corporate staff;
●	Temporarily eliminating all board of directors cash compensation;
●	Actively working with landlords and major suppliers to modify the timing and terms of certain contractual payments;

●	Evaluating the provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) and utilizing the benefits, relief and resources under those provisions as appropriate; and
●	Evaluating the provisions of a COVID Relief Bill signed by the President on December 27, 2020 and any subsequent federal or state legislation enacted as a response to the COVID-19 pandemic.

After reviewing certain provisions of the CARES Act, we filed income tax refund claims of $37.4 million in the third quarter of fiscal 2020, with the primary benefit derived from several accounting method changes and new rules for qualified improvement property and net operating loss carrybacks.  Early in our fiscal 2020 fourth quarter, we received $31.5 million of the requested tax refunds.  We expect to receive the remaining $5.9 million of tax refunds during the first quarter of fiscal 2021.  We also expect to apply a significant portion of our tax loss incurred in fiscal 2020 to prior year income, resulting in an anticipated tax refund of approximately $21.0 million in fiscal 2021 when our fiscal 2020 tax return is filed (with additional tax loss carryforwards that may be used in future years).

During the fourth quarter of fiscal 2020, a number of states elected to provide grants to certain businesses most impacted by the COVID-19 pandemic, utilizing funds received by the applicable state under provisions of the CARES Act.  As a result, grants from seven states totaling $5.8 million were awarded to a significant number of our theatres and grants from two states totaling $1.2 million were awarded to several of our hotels. The $7.0 million of total grants are reported as an offset to “other operating expenses” on our earnings (loss) statement.  As of December 31, 2020, we had received approximately $2.1 million of these grants, and the remaining $4.9 million was received in January 2021.  Early in fiscal 2021, we were awarded an additional $1.3 million in theatre grants from another state.

In addition, 11 of our subsidiaries successfully applied for and received a cumulative total of approximately $13.5 million in funds under the CARES Act Paycheck Protection Program (PPP) that allowed our subsidiaries to rehire many of our hotel associates for eight weeks during the second quarter of fiscal 2020, as well as fund certain other qualifying expenses (described in detail in the Hotels and Resorts section of this MD&A).  Approximately $10.1 million of these funds were used by our subsidiaries to fund qualifying expenses, the majority of which we would not have incurred otherwise (i.e., the rehiring of laid off hotel associates despite the underlying hotels being temporarily closed).  Cumulatively, approximately $9.1 million, or 90% of the qualifying expenses paid with these PPP loan proceeds benefitted associates and did not impact the operating loss of the hotels and resorts division.  The remaining approximately $1.0 million of qualified expenses paid were used by our subsidiaries to offset rent expense, utility costs and mortgage interest expense. Approximately $3.4 million of the cumulative PPP loan proceeds were not used on qualifying expenses as of December 31, 2020 and contributed to the increase in net cash provided by financing activities during fiscal 2020 compared to the prior year. We believe the portion of the PPP loan proceeds used by our subsidiaries for qualifying expenses will be forgiven under the current terms of the CARES Act.  The receipt of these funds, and the forgiveness of the loans accompanying these funds, is dependent on us having initially qualified for the PPP loan proceeds and qualifying for the forgiveness of the PPP loan proceeds based on our future adherence to the forgiveness criteria established by the Small Business Administration.  We believe we met the initial qualification for the loans and we believe we will continue to meet the requirements for forgiveness of qualified expenses.

The Credit Agreement also allows us to consider additional borrowings from governmental authorities under provisions of the CARES Act or any other subsequent governmental actions that we could avail ourselves of if we deemed it necessary and appropriate.  Although we have sought and obtained, and intend to continue to seek, any available potential benefits under the CARES Act, including those described above, we cannot predict the manner in which such benefits will be allocated or administered, and we cannot assure that we will be able to access such benefits in a timely manner or at all.  We also cannot assure that potential benefits under the CARES Act will not be amended or eliminated under any subsequent governmental actions.

It is also important to note our significant real estate ownership.  In addition to our owned hotels, unlike most of our peers, we own the underlying real estate for the majority of our theatres (representing over 60% of our screens), thereby reducing our monthly fixed lease payments. We believe this real estate ownership is a significant advantage for us relative to our peers, as it enables us to quickly react to changing theatre trends without requiring landlord approval for necessary changes, keeps our monthly fixed lease payments low and provides significant underlying credit support for our balance sheet. We also own surplus real estate and other non-core real estate that may be monetized in future periods if opportunities arise.  During the fourth quarter of fiscal 2020, we sold two land parcels and a former budget theatre, generating total proceeds of approximately $3.0 million.  As of December 31, 2020, we had letters of intent or contracts to sell several pieces of real estate with a carrying value of $4.1 million and we believe we may receive total sales proceeds from real estate sales during the next 12-18 months totaling approximately $10-$40 million, depending upon demand for the real estate in question.

The COVID-19 pandemic and the fact that all of our theatres and the majority of our hotels were closed as of the end of our fiscal 2020 first quarter, required us to review many of the assets on our balance sheet as of March 26, 2020.  As a result, we increased our allowances for bad debts and wrote off a portion of our food inventories in both our theatre and hotels and resorts divisions.  We reviewed our indefinite life trade name intangible asset and determined that, as a result of a change in circumstances, the carrying value exceeded fair value, and we reported a pre-tax impairment charge of $2.2 million during the first quarter of fiscal 2020.  We reviewed our long-lived assets, including property and equipment and operating lease right-of-use assets, for impairment due to the change in circumstances and determined that an additional pre-tax impairment charge of $6.5 million was required during the first quarter of fiscal 2020 for several theatre properties.  We reviewed goodwill at the theatre reporting unit level and determined that the fair value of our theatre reporting unit exceeded our carrying value as of March 26, 2020 and thus was not impaired as of that date.  Additionally, we reviewed each of these asset types described above as of September 24, 2020, the end of our third quarter of fiscal 2020, and concluded that no additional impairment charges were required at that time for goodwill and our indefinite life trade name intangible asset.  We did, however, conclude that an additional pre-tax impairment charge of $765,000 was required during the third quarter of fiscal 2020 for several theatre properties. During the third quarter of fiscal 2020, we determined that the fair value of our equity method investment in a hotel joint venture was less than its carrying value and recorded an other-than-temporary impairment loss of approximately $811,000.  Lastly, we once again reviewed each of these asset types described above as of December 31, 2020, the end of our fiscal 2020, and concluded that an additional impairment charge of $400,000 was required for our indefinite life trade name intangible asset.  We also concluded that an additional pre-tax impairment charge of $14.8 million was required during the fourth quarter of fiscal 2020 for several theatre properties, due in part to the fact that several leased theatres have not reopened yet and a planned new theatre project was abandoned.   No impairment charges were required at the end of fiscal 2020 for goodwill.

As a result of temporarily closing the majority of our properties, we also incurred approximately $5.5 million of nonrecurring expenses during the first quarter of fiscal 2020 related primarily to salary continuation payments to employees temporarily laid off.  We incurred an additional $3.0 million of nonrecurring expenses during the second quarter of fiscal 2020, including additional payments to and on behalf of laid off employees and additional allowances for bad debts (including the write-off of deferred expenses for a hotel tenant who vacated space because of the COVID-19 pandemic). Nonrecurring expenses during the fiscal 2020 second quarter also included extensive cleaning costs, operating supplies and employee training, among other items, related to the reopening of selected theatre and hotel properties and implementing new operating protocols (described in greater detail below).  We incurred an additional $1.6 million and $1.4 million of nonrecurring expenses during the third and fourth quarters of fiscal 2020, respectively, primarily related to additional reopening costs of selected theatre and hotel properties, as well as additional payments to and on behalf of laid off employees.  In total, we estimate we incurred approximately $11.5 million in nonrecurring expenses related to the above-described items during fiscal 2020.

As part of our reopening experience in our theatres, we have introduced our “Movie STAR” approach, which incorporates new health and safety measures and is in alignment with the Centers for Disease Control and Prevention (“CDC”) guidelines. Everyone can be a Movie STAR and play a role in creating a safe environment with social distancing (S); thorough cleaning (T); app and website ordering of tickets, food and concessions for no-to-low contact interactions (A); and respecting each other by following these new protocols (R).  Specific measures we have implemented in conjunction with the reopening of theatres include, but are not limited to:

●	Initially reducing each theatre auditorium’s capacity by 50% (or lower depending upon specific local or state restrictions) and implementing a checkerboard seating pattern that will allow guests to reserve seats together with two empty seats between groups to allow for proper social distancing in accordance with CDC guidelines;
●	Staggering showtimes to limit the number of people in common areas of the theatre and allowing extra time between shows for thorough cleanings;
●	Requiring masks to be worn by guests except for when they are eating or drinking in the auditoriums;
●	Conducting associate wellness checks and requiring the use of face masks, as well as gloves as appropriate, during the associate’s shift;
●	Increasing frequency of cleaning (especially high-touch surfaces), providing hand sanitizer throughout the theatre and introducing signage to encourage proper social distancing;
●	Encouraging guests to purchase their tickets online or via the Marcus Theatres app;

●	Encouraging low-contact food ordering through the Marcus Theatres app and website, with food orders picked up at a designated area within the theatre; and
●	Introducing Marcus Private Cinema, allowing a guest to purchase an entire auditorium for up to 20 of their friends and family for a fixed charge.

We expect policies and guidelines will continue to evolve with time and will be assessed and updated on an ongoing basis. We opened our initial six theatres with reduced operating days (Fridays, Saturdays, Sundays and Tuesdays) and reduced operating hours.  In late August, when we initially reopened the majority of our theatres, we returned to more standard operating hours and days.  As the quantity of new film releases subsided in September 2020, we began reducing our operating hours and days and currently have returned to being open only on weekends and Tuesdays (with expanded hours/days during selected holiday time periods).  While we were showing and continue to show older “library” film product, admission to those movies is only $5, with no upcharges.  As new movies are released, we have returned to standard pricing for those movies.  As more new movies are released, we currently expect to return to standard operating days, hours and pricing, although likely with reduced seating capacity initially.

A reduction in capacity does not necessarily translate to an equal reduction in potential revenues.  Reduced capacity may potentially impact attendance on $5 Tuesdays and on opening weekends of major new film releases, but other showings may be relatively unaffected given normal attendance counts.  Based upon our past experience, we believe that customers impacted on those $5 Tuesdays and opening weekends may adapt to reduced seat availability by shifting their attendance to different days and times of day.  In addition, as new films are first released, we anticipate dedicating a larger number of auditoriums to the blockbuster films to increase seating capacity for those movies.

We believe that the exhibition industry has historically fared well during recessions, and we remain optimistic that the industry will rebound and benefit from pent-up social demand as a large percentage of the population is vaccinated, home sheltering subsides and people seek togetherness with a return to normalcy.  A return to “normalcy” may span multiple months driven by staggered theatre openings due to government limits, reduced operating hours, lingering social distancing requirements, the timing of the vaccination rollout in each state and a gradual ramp-up of consumer comfort with public gatherings.  We are very encouraged by the recent performance of theatres in markets such as China and Japan, where the impact of the COVID-19 pandemic has lessened.  As described further below in the Theatres section of this MD&A, a significant number of films originally scheduled to be released through March 2021 have been delayed until later in fiscal 2021 or fiscal 2022, further increasing the quality and quantity of films expected to be available during those future time periods.

There has been some speculation that the COVID-19 pandemic may result in a change in how film studios distribute their product in the future, including accelerating the release of films on alternate distribution channels such as premium video-on-demand (“PVOD”) and streaming services. In several cases, films that were scheduled to be released to theatres have instead been released directly to these alternate channels.  In the case of one studio, an agreement was reached with several large exhibitors, including ourselves, that includes a 17-day PVOD window for certain films and a 31-day window for certain more successful films.  The agreement with this studio did not change the window for release for “free” viewing on streaming services.  In addition, recently one studio announced that it intended to release all of its 2021 films theatrically and on its proprietary streaming service on the same day and date.  This studio indicated that its actions were primarily a response to the immediate circumstances of movie theatres being closed or negatively impacted by governmental restrictions worldwide (including important markets such as New York and Los Angeles) and does not necessarily reflect a change in permanent distribution plans. This same studio has subsequently announced plans to distribute several films in 2022 and 2023 exclusively in theatres.  The vast majority of films with greater expected box office potential from the remaining studios have been delayed rather than released early and comments from the film community in general have been very supportive of the importance of the theatrical experience.  Specific release models are negotiated with distributors and exhibitors individually and we believe any changes to the existing financial model between exhibitors and film studios would likely only become a workable industry-wide model with the support of many exhibitors and distributors after each group evaluates the potential risks and benefits appropriately. The exhibition industry is an $11-$12 billion industry in the U.S. and approximately $40 billion worldwide, and the film studios derive a significant portion of their return on investment in film content from theatrical distribution. We believe distributing films in a movie theatre will continue to be an important component of their business model.

When we closed our hotels, it was not because of any governmental requirements to close.  Our restaurants and bars within our hotels were required to close, but the hotels themselves were considered “essential businesses” under most definitions.  We closed our hotels due to a significant drop in demand that made it financially prudent for us to close rather than stay open.  As a result, the timing of reopening our hotels and resorts was driven by demand, as individual and business travelers began to travel more freely once again.  The future economic environment will have a significant impact on the pace of our return to “normal” hotel operations.  After past events such as the terrorist attacks on September 11, 2001 and the 2008 financial crisis, hotel demand softened for a period of time, particularly among business transient and group business travelers as travel budgets tightened in uncertain economic times.  Whether the return to more normal demand is relatively rapid, as it was after September 11, 2001, or occurs over the course of one or more years, as it was after the 2008 financial crisis, is unknown at this time.

Late in our fiscal 2020 second quarter, we reopened several of our hotels (including several of our restaurants and bars), beginning with The Pfister® Hotel on June 8, followed by the Grand Geneva® Resort & Spa, the Hilton Madison Monona Terrace and The Skirvin Hilton hotel in subsequent weeks in June.  We reopened the Hilton Milwaukee City Center hotel, the AC Hotel Chicago Downtown and The Lincoln Marriott Cornhusker Hotel during our fiscal 2020 third quarter and we reopened Saint Kate® – The Arts Hotel (the “Saint Kate”) during our fiscal 2020 fourth quarter.  As expected, the primary initial customer for hotels has come from the “drive-to leisure” market, as air travel remains significantly reduced and the number of transient and group business customers will likely remain limited in the near term.  We will continue to monitor market demand and adjust our operating plans as appropriate.

Overall hotel occupancy in the U.S. has slowly increased since the initial onset of the COVID-19 pandemic in March 2020.  Most current demand continues to come from the drive-to leisure segment.  Most organizations implemented travel bans at the onset of the pandemic and are currently only allowing essential travel, which will likely limit business travel in the near term.  Our company-owned hotels experienced a significant decrease in group bookings for fiscal 2020 compared to fiscal 2019.  As of the date of this report, our group room revenue bookings for fiscal 2021 - commonly referred to in the hotels and resorts industry as “group pace” - is running significantly behind where we were last year at this time for fiscal 2020, with the largest portion of that decline in Milwaukee because last year’s group bookings included bookings in anticipation of Milwaukee hosting the Democratic National Convention (“DNC”) in July 2020.  Banquet and catering revenue pace for fiscal 2021 is also running behind where we were last year at this same time for fiscal 2020, but not as much as group room revenues, due in part to increases in wedding bookings.  Many of our cancelled group bookings due to COVID-19 are re-booking for future dates, excluding one-time events that could not rebook for future dates such as those connected to the DNC. However, some group bookings for the first half of fiscal 2021 have subsequently canceled or postponed their event, and we cannot predict to what extent any of our hotel bookings will be canceled or rescheduled due to COVID-19 or otherwise.

Like our theatres, in response to the COVID-19 pandemic, we reopened our hotels with new operating protocols.  This includes the introduction of our CleanCare Pledge that incorporates the best industry practices and protocols for operating our hotels, resorts, spas, golf courses and restaurants with an enhanced focus on cleanliness, sanitization and safety.  Key elements and examples of the CleanCare Pledge include:

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

Implementation of New Accounting Standards

During fiscal 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), intended to improve financial reporting related to leasing transactions. ASU No. 2016-02 requires a lessee to recognize a right-of-use (“ROU”) asset and a lease liability for most leases. The new guidance requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from the leases. Leases are now classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of net earnings (loss). ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, amended ASU No. 2016-02 and allows entities the option to initially apply Topic 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted the new accounting standard as of the first day of fiscal 2019 using the modified retrospective approach, which resulted in the cumulative effect of adoption recognized at the date of application, rather than as of the earliest period presented. As a result, no adjustment was made to prior period financial information and disclosures.

In conjunction with the adoption of the new standard, companies were able to elect several practical expedients to aid in the transition to Topic 842. We elected the package of practical expedients which permits us to forego reassessment of our prior conclusions related to lease identification, lease classification and initial direct costs. Topic 842 also provides practical expedients for an entity’s ongoing accounting. We elected the practical expedient to not separate lease and non-lease components for all of our leases. We also made a policy election not to apply the lease recognition requirements for short-term leases. As a result, we do not recognize ROU assets or lease liabilities for short-term leases that qualify for the policy election (those with an initial term of 12 months or less which do not include a purchase or renewal option which is reasonably certain to be exercised), but instead recognize these lease payments as lease costs on a straight-line basis over the lease term.

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

The adoption of the new standard did not have a material effect on our consolidated statements of net earnings (loss).

Consolidated Financial Comparisons

The following table sets forth revenues, operating income (loss), other income (expense), net earnings (loss) and net earnings (loss) per common share for the past three fiscal years (in millions, except for per share and percentage change data) :

			Change F20 v. F19			Change F19 v. F18
	F2020	F2019	Amt.	Pct.	F2018	Amt.	Pct.
Revenues	$237.7	$820.9	$(583.2)	(71.0)%	$707.1	$113.8	16.1%
Operating income (loss)	(178.4)	68.2	(246.6)	(361.7)%	83.2	(15.0)	(18.0)%
Other income (expense)	(17.4)	(13.8)	(3.6)	(26.3)%	(16.6)	2.8	17.1%
Net earnings attributable to noncontrolling interests	—	0.1	(0.1)	(123.5)%	0.1	—	—%
Net earnings (loss) attributable to The Marcus Corporation	$(124.8)	$42.0	$(166.8)	(397.1)%	$53.4	$(11.4)	(21.3)%
Net earnings (loss) per common share - diluted	$(4.13)	$1.35	$(5.48)	(405.9)%	$1.86	$(0.51)	(27.4)%

Fiscal 2020 versus Fiscal 2019

Revenues, operating income (loss), net earnings (loss) attributable to The Marcus Corporation and net earnings (loss) per common share all decreased during fiscal 2020 compared to fiscal 2019 due to the temporary closing of all of our theatres and hotels and subsequent significant reduction of revenues upon reopening a majority of our theatres and hotels as a result of the COVID-19 pandemic as described above.  Both of our operating divisions were negatively impacted by nonrecurring expenses during fiscal 2020 and fiscal 2019.  Net earnings (loss) attributable to The Marcus Corporation during fiscal 2020 was negatively impacted by increased interest expense compared to fiscal 2019 and benefited from a substantial tax benefit provided for by the CARES Act.

Our operating performance during fiscal 2020 was negatively impacted by nonrecurring expenses totaling approximately $11.5 million, or approximately $0.27 per diluted common share, including payments to and on behalf of laid off employees. Nonrecurring expenses during fiscal 2020 also included extensive cleaning costs, supply purchases and employee training, among other items, related to the reopening of selected theatre and hotel properties and implementing new operating protocols (described in greater detail above).  In addition, impairment charges related to intangible assets and several theatre locations negatively impacted our fiscal 2020 operating loss by approximately $24.7 million, or approximately $0.59 per diluted common share.  Conversely, our operating performance during fiscal 2020 was favorably impacted by nonrecurring state governmental grants totaling approximately $7.0 million, or approximately $0.17 per diluted common share, and net insurance proceeds of approximately $1.8 million, or approximately $0.04 per diluted common share, related to COVID-19 pandemic related insurance claims. Our additional 53rd week of operations contributed approximately $5.1 million in revenues and did not have a material impact on our operating loss or net loss during fiscal 2020.

On February 1, 2019, we acquired the assets of Movie Tavern®, a New Orleans-based industry leading circuit known for its in-theatre dining concept (the “Movie Tavern Acquisition”).  Now branded Movie Tavern by Marcus, the acquired circuit consisted of 208 screens at 22 locations in nine states – Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia.  The purchase price consisted of $30 million in cash, subject to certain adjustments, and 2,450,000 shares of our common stock for a total purchase price of approximately $139 million, based upon our closing share price on January 31, 2019. Excluding acquisition and preopening expenses, the acquisition did not have a material impact on operating income during fiscal 2019. Acquisition and preopening expenses related to the Movie Tavern Acquisition and the opening of a newly built Movie Tavern theatre in Brookfield, Wisconsin negatively impacted our operating income during fiscal 2019 by approximately $2.5 million, or $0.06 per diluted common share.  An impairment charge related to a specific theatre location negatively impacted our fiscal 2019 operating income by approximately $1.9 million, or $0.04 per diluted common share.

We closed the InterContinental Milwaukee hotel in early January 2019 and began a substantial renovation project that converted this hotel into an experiential arts hotel named Saint Kate – The Arts Hotel.  The newly renovated hotel reopened during the first week of June 2019 (although a portion of the rooms and food and beverage outlets didn’t fully open until later in the month).  Revenues from our hotels and resorts division during fiscal 2019 were unfavorably impacted by the closing of the hotel for nearly six months for renovation and the negative impact of comparing a newly-opened independent hotel (i.e., the Saint Kate) to a stabilized branded hotel (i.e., the InterContinental Milwaukee) in the prior year.  Division revenues during fiscal 2019 were also negatively impacted by a major renovation that occurred at our Hilton Madison hotel during the first half of fiscal 2019.  Our operating income from our hotels and resorts division during fiscal 2019 was negatively impacted by preopening expenses and initial start-up losses related to the Saint Kate hotel closure and conversion.   These costs totaled approximately $6.8 million, or $0.16 per diluted common share, during fiscal 2019.

Operating losses from our corporate items, which include amounts not allocable to the business segments, decreased during fiscal 2020 compared to fiscal 2019 due in part to reduced bonus and donation expenses as a result of operating losses during fiscal 2020. Operating losses from corporate items also decreased during fiscal 2020 due to measures taken to increase liquidity, including reductions in corporate staff, reductions in the salaries of executives and corporate staff and the suspension of board cash compensation.  Operating losses from our corporate items were also favorably impacted during fiscal 2020 by the net insurance proceeds of $1.8 million described above.

We recognized investment income of $564,000 during fiscal 2020 compared to investment income of $1.4 million during fiscal 2019. Investment income includes interest earned on cash and cash equivalents, as well as increases/decreases in the value of marketable securities and increases in the cash surrender value of a life insurance policy. A significant market decline arising from the COVID-19 pandemic during the first quarter of fiscal 2020 was offset by a market recovery later in fiscal 2020, but investment income was larger during fiscal 2019 due to more significant increases in the value of marketable securities and due to the fact that we had more marketable securities in fiscal 2019 compared to fiscal 2020. Investment income during fiscal 2021 may vary compared to fiscal 2020, primarily dependent upon changes in the value of marketable securities.

Interest expense totaled $16.3 million during fiscal 2020, an increase of $4.5 million, or 38.0%, compared to interest expense of $11.8 million during fiscal 2019. The increase in interest expense during fiscal 2020 was due in part to increased borrowings and an increase in our average interest rate, as discussed in the Liquidity section of this MD&A below.  In addition, interest expense increased during fiscal 2020 due to the fact that we incurred approximately $2.2 million in noncash amortization of debt issuance costs and discount on convertible notes, compared to approximately $300,000 of such costs during fiscal 2019.  During fiscal 2021, we estimate that noncash amortization of debt issuance costs will be approximately $2.0 million, excluding the impact of any new debt issuance costs.  On January 1, 2021, we elected to early adopt ASU No. 2020-06 (described in the “Accounting Changes” section below), which will result in the elimination of noncash discount on convertible notes during fiscal 2021.  We expect our interest expense to increase during fiscal 2021, however, due to increased borrowings and an increase in our average interest rate. Changes in our borrowing levels due to variations in our operating results, capital expenditures, acquisition opportunities (or the lack thereof) and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.

We incurred other expense of $1.0 million during fiscal 2020, a decrease of approximately $900,000, or 48.7%, compared to other expense of $1.9 million during fiscal 2019. Other expense consists primarily of the non-service cost components of our periodic pension costs. During fiscal 2020, other expense was partially offset by other income of approximately $1.4 million related to the receipt of Movie Tavern Acquisition escrow funds returned to us in conjunction with a negotiated early release of remaining escrow funds to the seller.  Based upon information from an actuarial report for our pension plans, we expect other expense to be approximately $2.5 million during fiscal 2021.

We reported net gains on disposition of property, equipment and other assets of approximately $900,000 during fiscal 2020, compared to net losses on disposition of property, equipment and other assets of $1.1 million during fiscal 2019. The net gains on disposition of property, equipment and other assets during fiscal 2020 were due primarily to the sale of two surplus land parcels and one theatre, partially offset by losses on items disposed of during the year by both divisions.  The net losses during fiscal 2019 were due primarily to losses related to old theatre seats and other items disposed of in conjunction with theatre renovations. The timing of our periodic sales and disposals of property, equipment and other assets results in variations each year in the gains or losses that we report on dispositions of property, equipment and other assets. We anticipate the potential for additional disposition gains or losses from periodic sales of property, equipment and other assets, during fiscal 2021 and beyond, as discussed in more detail in the “Current Plans” section of this MD&A.

We reported equity losses from an unconsolidated joint venture of approximately $1.5 million and $274,000, respectively, during fiscal 2020 and fiscal 2019. The equity losses during both fiscal years consisted of our pro-rata share of losses from the Omaha Marriott Downtown at The Capitol District hotel in Omaha, Nebraska (the “Omaha Marriott”) – a hotel we manage and in which we had a 10% minority ownership interest. The loss increased during fiscal 2020 due to increased losses from the hotel and an other-than-temporary impairment loss of approximately $811,000 in which we determined that the fair value of our equity method investment in the hotel joint venture was less than its carrying value.  The Omaha Marriott has actually performed well historically from an operational perspective, but has experienced overall losses due to depreciation and interest expense, further exasperated by the COVID-19 pandemic. Early in fiscal 2021, pursuant to a recapitalization of the hotel, we surrendered our ownership interest in this property.  We will continue to manage the hotel. We currently do not expect any equity earnings or losses from unconsolidated joint ventures during fiscal 2021, unless we increase the number of joint ventures in which we participate during fiscal 2021.

The operating results of one majority-owned hotel, The Skirvin Hilton, are included in the hotels and resorts division revenue and operating income (loss) during fiscal 2020 and fiscal 2019, and the after-tax net earnings or loss attributable to noncontrolling interests is deducted from or added to net earnings (loss) on the consolidated statements of earnings (loss). As a result of the noncontrolling interest balance reaching zero during the second quarter of fiscal 2020, we do not expect to report additional net losses attributable to noncontrolling interests in future periods until the hotel returns to profitability.

We reported an income tax benefit during fiscal 2020 of $70.9 million, compared to income tax expense of $12.3 million during fiscal 2019.  The large income tax benefit during fiscal 2020 was primarily the result of the significant losses before income taxes incurred as a result of the closing of the majority of our properties in March 2020 and the subsequent reduction in our operating performance due to the COVID-19 pandemic. Our fiscal 2020 income tax benefit was also favorably impacted by an adjustment of approximately $20.1 million, or approximately $0.65 per share, resulting from several accounting method changes, the March 27, 2020 signing of the CARES Act and a provision of a COVID Relief stimulus bill passed in December 2020 that allows us to deduct the $10.1 million of qualified expenses paid for by PPP loans discussed above. One of the provisions of the CARES Act allows our 2019 and 2020 taxable losses to be carried back to prior fiscal years during which the federal income tax rate was 35% compared to the current statutory federal income tax rate of 21%.  Our fiscal 2020 effective income tax rate, after adjusting for earnings (losses) from noncontrolling interests that are not tax-effected because the entity involved is a tax pass-through entity, was 36.2% and benefitted from the adjustments described above. Excluding these favorable adjustments to income tax benefit, our effective income tax rate during fiscal 2020 was 26.0%. Our fiscal 2019 effective income tax rate was 22.7%.  We currently anticipate that our fiscal 2021 effective income tax rate may be in the 24-26% range, excluding any potential further changes in federal or state income tax rates or other one-time tax benefits.

Weighted-average shares outstanding were 31.0 million during fiscal 2020 and 31.2 million during fiscal 2019. All per share data in this MD&A is presented on a fully diluted basis, however for periods when we report a net loss, common stock equivalents are excluded from the computation of diluted loss per share as their inclusion would have an anti-dilutive effect.

Current Plans

Due to the impact of the COVID-19 pandemic, our aggregate cash capital expenditures, acquisitions and purchases of interests in, and contributions to, joint ventures were only approximately $21 million during fiscal 2020, compared to $94 million during fiscal 2019 (including approximately $30 million in cash consideration paid in conjunction with the Movie Tavern acquisition described below) and $59 million during fiscal 2018. We anticipate that we will continue to limit our capital expenditures during fiscal 2021, and as a result, we currently estimate that our fiscal 2021 cash capital expenditures will be in the $15-$25 million range. We will, however, continue to monitor our operating results and economic and industry conditions so that we may adjust our plans accordingly.

Our current strategic plans include the following goals and strategies:

Theatres

●	Our long-term plans for growth in our theatre division may include evaluating opportunities for new theatres and screens. In October 2019, we opened our new eight-screen Movie Tavern® by Marcus theatre in Brookfield, Wisconsin. This new theatre became the first Movie Tavern by Marcus in Wisconsin. It includes eight auditoriums, each with laser projection and comfortable DreamLoungerSM recliner seating, a full-service bar and food and drink center, and a new delivery-to-seat service model that also allows guests to order food and beverage via our mobile phone application or in-theatre kiosk. We will consider additional sites for potential new theatre locations in both new and existing markets in the future. Plans discussed previously for a new theatre in Tacoma, Washington have been abandoned.
●	In addition to building new theatres, acquisitions of existing theatres or theatre circuits has also been a viable growth strategy for us. On February 1, 2019, we acquired the assets of Movie Tavern, a New Orleans-based industry leading circuit known for its in-theatre dining concept featuring chef-driven menus, premium quality food and drink and luxury seating. The acquired circuit consisted of 208 screens at 22 locations in nine states – Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia. The purchase price consisted of $30 million in cash, subject to certain adjustments, and 2,450,000 shares of our common stock, for a total purchase price of approximately $139.3 million, based upon our closing share price on January 31, 2019. The acquisition of the Movie Tavern circuit increased our total number of screens by an additional 23%.

Now branded Movie Tavern by Marcus, we have subsequently introduced new amenities to select Movie Tavern theatres, including our proprietary premium large format (PLF) screens and DreamLounger recliner seating, signature programming, such as $5 movies on Tuesdays with a free complimentary-size popcorn for loyalty members, and proven marketing, loyalty and pricing programs that will continue to benefit Movie Tavern guests in the future.

The COVID-19 pandemic has been challenging for all theatre operators. A number of theatre operators have filed for bankruptcy relief and many others are facing difficult financial circumstances.  Although we will prioritize our own finances, we will continue to consider potential acquisitions as well as consider management agreements which may possibly lead to opportunities to own.  The movie theatre industry is very fragmented, with approximately 50% of United States screens owned by the three largest theatre circuits and the other 50% owned by an estimated 800 smaller operators, making it very difficult to predict when acquisition opportunities may arise. We do not believe that we are geographically constrained, and we believe that we may be able to add value to certain theatres through our various proprietary amenities and operating expertise.

●	We have invested approximately $370 million to further enhance the movie-going experience and amenities in new and existing theatres over the last seven and one-half calendar years, with more investments planned for fiscal 2021 and beyond. These investments include:

DreamLounger recliner additions. These luxurious, state-of-the-art recliners allow guests to go from upright to a full-recline position in seconds. These seat changes require full auditorium remodels to accommodate the necessary 84 inches of legroom, resulting in the loss of approximately 50% of the existing traditional seats in an average auditorium. To date, the addition of DreamLoungers has increased attendance at each of our applicable theatres, outperforming nearby competitive theatres and growing the overall market attendance in most cases. Initially, 12 of the 22 acquired Movie Tavern theatres had recliner seating. We added DreamLounger recliner seats to four additional existing Movie Tavern theatres during fiscal 2019, as well as one Marcus Wehrenberg® theatre and one newly built Movie Tavern theatre. We completed the addition of DreamLounger recliner seats at two additional Movie Tavern locations during fiscal 2020 and expect to add DreamLounger recliner seats to one Marcus Wehrenberg theatre during the second quarter of fiscal 2021. As of December 31, 2020, we offered all DreamLounger recliner seating in 65 theatres, representing approximately 76% of our company-owned, first-run theatres. Including our premium, large format (PLF) auditoriums with recliner seating, as of December 31, 2020, we offered our DreamLounger recliner seating in approximately 79% of our company-owned, first-run screens, a percentage we believe to be the highest among the largest theatre chains in the nation.

UltraScreen DLX® and SuperScreen DLX® (DreamLounger eXperience) conversions. We introduced one of the first PLF presentations to the industry when we rolled out our proprietary UltraScreen® concept over 20 years ago. We later introduced our UltraScreen DLX concept by combining our premium, large-format presentation with DreamLounger recliner seating and Dolby® Atmos™ immersive sound to elevate the movie-going experience for our guests. During fiscal 2019, we opened one new UltraScreen DLX at an existing Marcus Wehrenberg theatre and converted one existing screen into an UltraScreen DLX auditorium at a Movie Tavern by Marcus theatre. During fiscal 2020, we converted three existing screens at three Movie Tavern by Marcus theatres and one existing screen at one Marcus Wehrenberg theatre to SuperScreen DLX auditoriums. During fiscal 2019, we converted 26 existing screens at 13 Movie Tavern by Marcus theatres and two existing screens at one Marcus Wehrenberg theatre to SuperScreen DLX and opened one new SuperScreen DLX auditorium at a newly built Movie Tavern by Marcus theatre. Most of our PLF screens now include the added feature of heated DreamLounger recliner seats. As of December 31, 2020, we had 31 UltraScreen DLX auditoriums, one traditional UltraScreen auditorium, 85 SuperScreen DLX auditoriums (a slightly smaller screen than an UltraScreen but with the same DreamLounger seating and Dolby Atmos sound) and three IMAX® PLF screens at 66 of our theatre locations. As of December 31, 2020, we offered at least one PLF screen in approximately 77% of our first-run, company-owned theatres – once again a percentage we believe to be the highest percentage among the largest theatre chains in the nation.

Our PLF screens generally have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens, and we charge a premium price to our guests for this experience. We continue to evaluate opportunities to convert additional existing screens to SuperScreen DLX auditoriums.

Signature cocktail and dining concepts. We have continued to further enhance our food and beverage offerings within our existing theatres. We believe our 50-plus years of food and beverage experience in the hotel and restaurant businesses provides us with a unique advantage and expertise that we can leverage to further grow revenues in our theatres. The concepts we are expanding include:

●	Take FiveSM Lounge, Take Five Express and The Tavern – These full-service bars offer an inviting atmosphere and a chef-inspired dining menu, along with a complete selection of cocktails, locally-brewed beers and wines. We also offer full liquor service through the concession stand at two theatres. We acquired 22 new bars, known as The Tavern, in conjunction with our Movie Tavern acquisition and opened a new Tavern at our new Brookfield, Wisconsin Movie Tavern by Marcus theatre in fiscal 2019. We closed one Movie Tavern by Marcus theatre in the fourth quarter of fiscal 2020. As of December 31, 2020, we offered bars/full liquor service at 50 theatres, representing approximately 58% of our company-owned, first-run theatres. We are currently evaluating opportunities to add bar service to additional locations and expect to add one Take Five Lounge outlet to a Marcus Wehrenberg theatre currently under renovation in fiscal 2021.
●	Zaffiro’s® Express – These outlets offer lobby dining that includes appetizers, sandwiches, salads, desserts and our signature Zaffiro’s THINCREDIBLE® handmade thin-crust pizza. In select locations without a Take Five Lounge outlet, we offer beer and wine at the Zaffiro’s Express outlet. We opened one new Zaffiro’s Express outlet during fiscal 2019 at our new Movie Tavern by Marcus location in Brookfield, Wisconsin, and our number of theatres with this concept totaled 29 as of December 31, 2020, representing approximately 45% of our company-owned, first-run theatres (excluding our in-theatre dining Movie Tavern theatres). We also operate three Zaffiro’s® Pizzeria and Bar full-service restaurants.
●	Reel Sizzle® – This signature dining concept serves menu items inspired by classic Hollywood and the iconic diners of the 1950s. We offer Americana fare like burgers and chicken sandwiches prepared on a griddle behind the counter, along with chicken tenders, crinkle-cut fries, ice cream and signature shakes. Our new Movie Tavern by Marcus in Brookfield, Wisconsin includes a Real Sizzle. As of December 31, 2020, we operated eight Reel Sizzle outlets, and we expect to add one Reel Sizzle outlet in fiscal 2021 to a Marcus Wehrenberg theatre currently under renovation.
●	Other in-lobby dining – We also operate one Hollywood Café at an existing theatre, and four of the Marcus Wehrenberg theatres offer in-lobby dining concepts sold through the concession stand. In addition, we are currently testing a Mexican food concept at one theatre, and we are considering expanding this new concept in the future. Including these additional concepts, as of December 31, 2020, we offered one or more in-lobby dining concepts in 40 theatres, representing approximately 62% of our company-owned, first-run theatres (excluding our in-theatre dining Movie Tavern theatres).
●	In-theatre dining – As of December 31, 2020, we offered full-service, in-theatre dining with a complete menu of drinks and chef-prepared salads, sandwiches, entrées and desserts at 31 theatres and a total of 246 auditoriums, operating under the names Big Screen BistroSM, Big Screen Bistro ExpressSM, BistroPlexSM and Movie Tavern by Marcus, representing approximately 36% of our company-owned, first-run theatres.
●	With each of these strategies, our goal continues to be to introduce and create entertainment destinations that further define and enhance the customer value proposition for movie-going. We also expect to continue to maintain and enhance the value of our existing theatre assets by regularly upgrading and remodeling our theatres to keep them fresh. To accomplish the strategies noted above, we currently anticipate that our fiscal 2021 capital expenditures in this division will total approximately $10-$15 million.
●	In addition to the growth strategies described above, our theatre division continues to focus on multiple strategies designed to further increase revenues and improve the profitability of our existing theatres. These strategies include various cost control efforts, as well as plans to expand ancillary theatre revenues, such as pre-show advertising, lobby advertising, additional corporate and group sales, sponsorships, special film series and alternate auditorium uses. In response to the COVID-19 pandemic, we introduced Marcus Private Cinema in the fourth quarter of fiscal 2020. Under this program, a guest can reserve an entire auditorium for up to 20 people for a fixed charge, offering them a safe, fun and stress-free social gathering opportunity.

●	We also have several customer-focused strategies designed to elevate our consumer knowledge, expectation and connection, and provide us with a competitive advantage and the ability to deliver improved financial performance. These strategies include the following:

Marketing initiatives. We offer a “$5 Tuesday” promotion at every theatre in our circuit that includes a free complimentary-size popcorn to our loyalty program members. We have seen our Tuesday attendance increase dramatically since the introduction of the $5 Tuesday promotion. We believe this promotion has increased movie going frequency and reached a customer who may have stopped going to the movies because of price, creating another “weekend” day for us without adversely impacting the movie-going habits of our regular weekend customers. We introduced our $5 Tuesday promotion with the free popcorn for loyalty members at our Marcus Wehrenberg theatres immediately upon acquisition in December 2016 and did the same thing in February 2019 with our newly acquired Movie Tavern theatres. We experienced an increase in Tuesday performance at the Marcus Wehrenberg theatres and have seen a similar response from customers at our Movie Tavern theatres. When not operating with limited days of operation, we also offer a “$6 Student Thursday” promotion at all of our locations that has been well received by that particular customer segment. In addition, we offer a $6 “Young-at-Heart” program for seniors on Friday afternoons that was also introduced to our Movie Tavern locations during our fiscal 2019 first quarter.

Loyalty program. We offer what we believe to be a best-in-class customer loyalty program called Magical Movie RewardsSM. We currently have approximately 4.0 million members enrolled in the program. Approximately 47% of all box office transactions and 43% of total transactions in our theatres during fiscal 2020 were completed by registered members of the loyalty program. The program allows members to earn points for each dollar spent and access special offers available only to members. The rewards are redeemable at the box office, concession stand or at the many Marcus Theatres® food and beverage venues. In addition, we have partnered with Movio, a global leader in data analysis for the cinema industry, to allow more targeted communication with our loyalty members. The software provides us with insight into customer preferences, attendance habits and general demographics, which we believe will help us deliver customized communication to our members. In turn, members of this program can enjoy and plan for a more personalized movie-going experience. The program also gives us the ability to cost effectively promote non-traditional programming and special events, particularly during non-peak time periods. We believe that this will result in increased movie-going frequency, more frequent visits to the concession stand, increased loyalty to Marcus Theatres and ultimately, improved operating results. The acquired Wehrenberg theatres offered a loyalty program to their customers that had approximately 200,000 members. We converted these members to our Magical Movie Rewards program during fiscal 2017. The acquired Movie Tavern theatres did not offer a loyalty program to their customers. We introduced our Magical Movie Rewards program to these theatres during the second quarter of fiscal 2019 after all necessary technology requirements were completed.

Technology enhancements. We have recently enhanced our mobile ticketing capabilities, our downloadable Marcus Theatres mobile application, and our marcustheatres.com website. We added food and beverage ordering capabilities to our mobile application at select theatres, including our recently opened Movie Tavern location in Brookfield, Wisconsin, in fiscal 2019 and expanded this feature to all of our theatres in fiscal 2020. We have continued to install additional theatre-level technology, such as new ticketing kiosks, digital menu boards and concession advertising monitors. Each of these enhancements is designed to improve customer interactions, both at the theatre and through mobile platforms and other electronic devices.

●	The addition of digital technology throughout our circuit (we offer digital cinema projection on 100% of our first-run screens) has provided us with additional opportunities to obtain non-motion picture programming from other new and existing content providers, including live and pre-recorded performances of the Metropolitan Opera, as well as sports, music and other events, at many of our locations. We offer weekday and weekend alternate programming at many of our theatres across our circuit. The special programming includes classic movies, live performances, comedy shows and children’s performances. We believe this type of programming is more impactful when presented on the big screen and provides an opportunity to continue to expand our audience base beyond traditional moviegoers.
●	In addition, digital 3D presentation of films has continued to positively contribute to our box office receipts during the periods presented in this Annual Report on Form 10-K. As of December 31, 2020, we had the ability to offer digital 3D presentations in 382, or approximately 36%, of our first-run screens, including the vast majority of our UltraScreens. We have the ability to increase the number of digital 3D capable screens we offer to our guests in the future and will do so based on the number of digital 3D films released during future periods and our customers’ response to these 3D releases.

Hotels and Resorts

●	The COVID-19 pandemic has been challenging for most hotel operators and many are facing difficult financial circumstances. As a result, most transactional activity in the hotel industry has temporarily stopped. Although we will prioritize our own finances, our hotels and resorts division expects to continue to seek opportunities to invest in new hotels and increase the number of rooms under management in the future. The goal of our hotel investment business is to seek opportunities where we may act as an investment fund sponsor, joint venture partner or sole investor in acquiring additional hotel properties. We continue to believe that opportunities to acquire high-quality hotels at reasonable valuations will be present in the future for well-capitalized companies, and we believe that there are partners available to work with us when the appropriate hotel assets are identified.
●	We also continue to pursue additional management contracts for other owners, some of which may include small equity investments similar to the investments we have made in the past with strategic equity partners. Although total revenues from an individual hotel management contract are significantly less than from an owned hotel, the operating margins are generally significantly higher due to the fact that all direct costs of operating the property are typically borne by the owner of the property. Management contracts provide us with an opportunity to increase our total number of managed rooms without a significant investment, thereby increasing our returns on equity. In April 2019, we assumed management of the Hyatt Regency Schaumburg hotel in Schaumburg, Illinois. This 468-room hotel recently completed a $15 million renovation and offers upscale accommodations, robust amenities and more than 30,000 square feet of indoor and outdoor meeting and event space, including a 3,100 square foot starlit terrace. This was our first Hyatt-branded hotel under management.

Conversely, we will occasionally lose management contracts due to various circumstances.  In May 2019, we ceased managing the Heidel House Resort & Spa in Green Lake, Wisconsin, after the owners of this resort decided to close this property permanently. Early in our fiscal 2019 third quarter, the owners of the Sheraton Chapel Hill Hotel in Chapel Hill, North Carolina sold the hotel, and as a result, our contract to manage this hotel was terminated.  We also ceased managing the Hilton Garden Houston NW/Willowbrook in Houston, Texas in March 2020 and the Murieta Inn and Spa in Rancho Murieta, California in July 2020.

●	Unlike our theatre assets where the majority of our return on investment comes from the annual cash flow generated by operations, a portion of the return on our hotel investments is derived from effective portfolio management, which includes determining the proper branding strategy for a given asset along with the proper level of investment and upgrades, as well as identifying an effective divestiture strategy for the asset when appropriate. We closed the InterContinental Milwaukee in early January 2019 and undertook a substantial renovation project that converted this hotel into the unbranded experiential arts hotel, the Saint Kate. The newly renovated hotel reopened during June 2019.
●	We have been very opportunistic in our past hotel investments as we have, on many occasions, acquired assets at favorable terms and then improved the properties and operations to create value. We also will continue to periodically explore opportunities to monetize one or more owned hotels. We will consider many factors as we actively review opportunities to execute this strategy, including income tax considerations, the ability to retain management, pricing and individual market considerations. We evaluate strategies for our hotels on an asset-by-asset basis. We have not set a specific goal for the number of hotels that may be considered for this strategy, nor have we set a specific timetable. It is possible that we may sell a particular hotel or hotels during fiscal 2021 or beyond if we determine that such action is in the best interest of our shareholders.
●	Our future plans for our hotels and resorts division also include continued reinvestment in our existing properties to maintain and enhance their value. Late in fiscal 2018 and carrying over into the first half of fiscal 2019, we made additional reinvestments in the Hilton Madison Monona Terrace. Early in fiscal 2021, we began a lobby renovation and initiated select guest room improvements at the Grand Geneva Resort & Spa. We anticipate additional reinvestments during fiscal 2022 and fiscal 2023 at The Pfister Hotel, the Grand Geneva Resort & Spa and the Hilton Milwaukee City Center hotel. We currently believe our total fiscal 2021 hotels and resorts capital expenditures will total approximately $5-$10 million, excluding any presently unidentified growth opportunities.

●	In addition to the growth strategies described above, our hotels and resorts division continues to focus on several strategies that are intended to further grow the division’s revenues and profits. These include leveraging our food and beverage expertise for growth opportunities and growing our catering and events revenues. This also includes hotel food and beverage concepts developed by our Marcus Restaurant Group, featuring premier brands such as Mason Street Grill, ChopHouse®, Miller Time® Pub & Grill and SafeHouse® restaurants. Currently, our SafeHouse restaurants remain closed, but upon reopening, our focus will be on maximizing the contribution of our newest restaurant, SafeHouse Chicago. We will consider exploring additional opportunities to expand this concept in the future.
●	We have also invested in sales, revenue management and internet marketing strategies in an effort to further increase our profitability, as well as human resource and cost improvement strategies designed to achieve operational excellence and improved operating margins. We are focused on developing our customer service delivery and technology enhancements to improve customer interactions through mobile platforms and other customer touch points.

Corporate

●	We periodically review opportunities to make investments in long-term growth opportunities that may not be entirely related to our two primary businesses (but typically have some connection to entertainment, food and beverage, hospitality, real estate, etc.). Although we will prioritize our own finances, we expect to continue to review such opportunities in the future.
●	In addition to operational and growth strategies in our operating divisions, we will continue to seek additional opportunities to enhance shareholder value, including strategies related to our dividend policy and share repurchases. We increased our regular quarterly common stock cash dividend rate by 6.7% during the first quarter of fiscal 2019 and 6.3% during the first quarter of fiscal 2020, prior to temporarily suspending dividend payments in response to the COVID-19 pandemic. In prior years, we have periodically paid special dividends and repurchased shares of our common stock under our existing Board of Directors stock repurchase authorizations. The Credit Agreement currently allows us, if we believe it is in the best interest of our shareholders, to once again return capital to shareholders through dividends or share repurchases beginning in the third quarter of fiscal 2021, up to a maximum of $1.5 million per quarter. The current restriction on dividends and share repurchases will remain in place until the third quarter of fiscal 2022 or until the Term Loan A is repaid and we have returned to our financial covenants in place prior to the restriction (whichever comes first).
●	We will also continue to evaluate opportunities to sell real estate when appropriate, allowing us to benefit from the underlying value of our real estate assets. When possible, we will attempt to avail ourselves of the provisions of Internal Revenue Code §1031 related to tax-deferred like-kind exchange transactions. We are actively marketing a significant number of pieces of surplus real estate and other non-core real estate. During the fourth quarter of fiscal 2020, we sold two land parcels and a former budget theatre, generating total proceeds of approximately $3.0 million. As of December 31, 2020, we had letters of intent or contracts to sell several pieces of real estate with a carrying value of $4.1 million and we believe we may receive total sales proceeds from real estate sales during the next 12-18 months totaling approximately $10-$40 million, depending upon demand for the real estate in question.

The actual number, mix and timing of our potential future new facilities and expansions and/or divestitures will depend, in large part, on industry, economic and COVID-19 pandemic conditions, our financial performance and available capital, the competitive environment, evolving customer needs and trends, and the availability of attractive acquisition and investment opportunities. It is likely that our growth goals and strategies will continue to evolve and change in response to these and other factors, and there can be no assurance that we will achieve our current goals. Each of our goals and strategies are subject to the various risk factors discussed above in this Annual Report on Form 10-K.

Theatres

Our oldest and historically most profitable division is our theatre division. The theatre division contributed 55.8% of our consolidated revenues and 73.5% of our consolidated operating income (loss), excluding corporate items, during fiscal 2020, compared to 67.9% and 88.4%, respectively, during fiscal 2019 and 63.2% and 87.7%, respectively, during fiscal 2018. As of December 31, 2020, the theatre division operated motion picture theatres in Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia, a family entertainment center in Wisconsin and a retail center in Missouri. The following tables set forth revenues, operating income (loss), operating margin, screens and theatre locations for the last three fiscal years:

			Change F20 v. F19			Change F19 v. F18
	F2020	F2019	Amt.	Pct.	F2018	Amt.	Pct.

	(in millions, except percentages)
Revenues	$132.6	$557.1	$(424.5)	(76.2)	$446.8	$110.3	24.7%
Operating income (loss)	$(121.4)	$76.9	$(198.3)	(257.9)	$88.8	$(11.9)	(13.4)%
Operating margin	(91.6)%	13.8%			19.9%

Number of screens and locations at period-end (1)(2)	F2020	F2019	F2018
Theatre screens	1,097	1,106	889
Theatre locations	89	91	68
Average screens per location	12.3	12.2	13.1
(1)	Includes 6 screens at one location managed for another owner.
(2)	Includes 22 budget screens at two locations at the end of fiscal 2020 and 29 budget screens at three locations at the end of fiscal 2019 and fiscal 2018. Compared to first-run theatres, budget theatres generally have lower box office revenues and associated film costs, but higher concession sales as a percentage of box office revenues.

The following table provides a further breakdown of the components of revenues for the theatre division for the last three fiscal years:

			Change F20 v. F19			Change F19 v. F18
	F2020	F2019	Amt.	Pct.	F2018	Amt.	Pct.

	(in millions, except percentages)
Admission revenues	$64.8	$284.2	$(219.4)	(77.2)%	$246.4	$37.8	15.3%
Concession revenues	56.7	231.2	(174.5)	(75.5)%	166.6	64.6	38.8%
Other revenues	10.8	40.8	(30.0)	(73.6)%	32.5	8.3	25.4%
	132.3	556.2	(423.9)	(76.2)%	445.5	110.7	24.8%
Cost reimbursements	0.3	0.9	(0.6)	(63.1)%	1.3	(0.4)	(32.1)%
Total revenues	$132.6	$557.1	$(424.5)	(76.2)%	$446.8	$110.3	24.7%

As described above in the “Current Plans” section of this MD&A, on February 1, 2019, we acquired the assets of Movie Tavern, a New Orleans-based industry leading circuit known for its in-theatre dining concept featuring chef-driven menus, premium quality food and drink and luxury seating. The acquired circuit consisted of 208 screens at 22 locations in nine states – Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia. The purchase price consisted of $30 million in cash, subject to certain adjustments, and 2,450,000 shares of our common stock, for a total purchase price of approximately $139.3 million, based upon our closing share price on January 31, 2019. At the time, the acquisition of the Movie Tavern circuit increased our total number of screens by an additional 23%.

Fiscal 2020 versus Fiscal 2019

Our theatre division revenues and operating income (loss) decreased significantly during fiscal 2020 compared to fiscal 2019 due entirely to decreased attendance as a result of the temporary closing of all of our theatres on March 17, 2020 in response to the COVID-19 pandemic.  Other than six theatres that were reopened during the last week of the fiscal 2020 second quarter, all of our theatres remained closed during all of the second quarter and the majority of the third quarter of fiscal 2020.  During the five-plus months that most of our theatres were closed, the only additional revenues we reported were the result of five parking lot cinemas opened during the second quarter, curbside sales of popcorn, pizza and other food items and restaurant takeout sales from our three Zaffiro’s restaurants and bars.  Over the seven-day period between August 21 and August 28, 2020, we reopened a majority of our theatres in conjunction with the release of several new films, resulting in a total of 72 reopened theatres, representing 80% of our company-owned theatres.  In October 2020, we temporarily closed several theatres due to changes in the release schedule for new films, reducing our percentage of theatres open to approximately 66%.  In November and December 2020, new state and local restrictions in several of our markets required us to temporarily reclose several theatres, and as a result, approximately 52% of our theatres were open as of December 31, 2020.   All of our reopened theatres are operating at significantly reduced attendance levels.

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

Our theatre division operating loss during the five-plus months our theatres were closed during fiscal 2020 primarily reflected costs that remained after we temporarily closed all of our theatres and laid off the vast majority of our hourly theatre staff, as well as a portion of our corporate staff.  These costs included a certain number of salaried theatre management staff as well as the remaining corporate staff, all of whom were subject to a reduction in pay.  Additional ongoing costs included utilities and repairs and maintenance (both at reduced levels), rent, property taxes and depreciation.  During the last month of our fiscal 2020 third quarter, we brought back an appropriate level of theatre and corporate staff to meet anticipated reduced levels of initial new film supply and customer demand in our recently reopened theatres.   Our theatre division operating results during fiscal 2020 were negatively impacted by nonrecurring expenses totaling approximately $5.8 million related to expenses incurred (primarily payroll continuation payments to employees temporarily laid off) due to the closing of all of our movie theatres during the first quarter and subsequent costs incurred for cleaning, supply purchases and employee training, among other items, related to the reopening of our theatre properties and implementing new operating protocols (described in greater detail above).  Conversely, our operating loss during fiscal 2020 was favorably impacted by approximately $5.8 million of state government grants awarded from seven states for COVID-19 relief. The additional week of operations favorably impacted our theatre division revenues during fiscal 2020 by approximately $2.6 million and did not have a material impact on our operating loss.

Although rent continued to be expensed monthly, discussions with our landlords resulted in deferral, or in a limited number of situations, abatements, of the majority of our rent payments during our fiscal 2020 second quarter.  While the results of negotiations varied by theatre, the most common result of these discussions was a deferral of rent payments for April, May and June, with repayment generally expected in future periods, most often beginning in calendar 2021. We may discuss additional rent deferrals in the future if new film supply and customer demand dictate that we delay further reopening or close currently open theatres.

In addition to the significant impact the closing of our theatres during the majority of our second and third fiscal quarters had on our operating loss during fiscal 2020, our theatre division operating income (loss) and operating margin also decreased during fiscal 2020 compared to fiscal 2019 due primarily to the impact of the reduced attendance and revenues at comparable theatres during the fiscal 2020 first quarter and fourth quarter.  Impairment charges reported during fiscal 2020 related to intangible assets and several theatre locations also negatively impacted our theatre division fiscal 2020 operating loss by approximately $24.7 million.  Our operating income and operating margin during fiscal 2019 was negatively impacted by approximately $2.5 million of acquisition and preopening expenses related to the Movie Tavern Acquisition and the opening of a newly built Movie Tavern theatre in Brookfield, Wisconsin.

Total theatre attendance decreased 77.1% during fiscal 2020 compared to fiscal 2019, primarily as a result of the closure of our theatres for over five months during fiscal 2020 and subsequent reduced attendance at our reopened theatres.  A significant decrease in the number of new films, the lack of awareness of theatres being open (due in part to limited new film advertising), ongoing state and local capacity restrictions and customer concerns regarding visiting indoor businesses contributed to the reductions in attendance during fiscal 2020.  The following table sets forth our percentage change in comparable theatre attendance during each of the interim periods of fiscal 2020 compared to the same periods during fiscal 2019. We were not able to compare our overall results to the industry during the final three quarters of fiscal 2020 because of limitations on the data available to us from Rentrak (a national box office reporting service for the theatre industry).:

	Change F20 v. F19
	1st Qtr. (1)		2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Pct. change in Marcus theatre attendance	-19.5%		-99.8%	-95.6%	-90.1%	-77.1%

Pct. change in Marcus admission revenues	-14.8%		-99.8%	-95.5%	-91.5%	-77.2%
Pct. change in U.S. box office revenues	-17.0%
Marcus performance vs. U.S.	+2.2	pts

(1)Excludes Movie Tavern theatres, which were not acquired until February 1, 2019.

Our average ticket price decreased 0.4% during fiscal 2020 compared to fiscal 2019.  During the fiscal 2020 third and fourth quarters, we charged our normal pricing for new film releases and charged only $5.00 for older “library” film product, which negatively impacted our average ticket price compared to the prior year.  Our average concession revenues per person increased by 6.8% during fiscal 2020 compared to fiscal 2019.  We believe a change in concession product mix, including increased sales of non-traditional food and beverage items from our increased number of Take Five Lounge, Zaffiro’s Express, Reel Sizzle and in-theatre dining outlets, contributed to our increased average concession sales per person during fiscal 2020.  We also believe a portion of the increase in our average concession revenues per person during fiscal 2020 may be attributed to shorter lines at our concession stand due to reduced attendance (during periods of high attendance, some customers do not purchase concessions because the line is too long).  We also believe that an increased percentage of customers buying their concessions in advance using our web site or our mobile app likely also contributed to higher average concession revenues per person, as our experience has shown that customers are more likely to purchase more items when they order and pay electronically.  We currently do not expect our average ticket price to change significantly during fiscal 2021, but film mix will likely once again impact our final result.  We currently expect to report a modest increase in our average concession sales per person during fiscal 2021 compared to fiscal 2020 due to the same contributing factors described above regarding fiscal 2020, although as noted above, several factors may impact our actual results in this key metric.

Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of a reasonably lengthy “window” between the date a film is released in theatres and the date a film is released to other channels, including premium video-on-demand (“PVOD”), video on-demand (“VOD”), streaming services and DVD. These are factors over which we have no control (see additional detail in the “Impact of COVID-19 Pandemic” section above).  The following top five performing films during fiscal 2020, all from our fiscal 2020 first quarter, accounted for nearly 40% of the total admission revenues for our circuit: Star Wars: The Rise of Skywalker, Bad Boys for Life, Jumanji: The Next Level, 1917 and Sonic the Hedgehog. The top five performing films during fiscal 2019 accounted for approximately 26% of our total admission revenues.  Our highest grossing films, during the limited time we reopened our theatres during the second half of fiscal 2020, included Tenet, The Croods: A New Age, Wonder Woman 1984, Unhinged and The New Mutants.

Other revenues, which include management fees, pre-show advertising income, family entertainment center revenues, surcharge revenues, rental income and gift card breakage income, decreased by $30.0 million during fiscal 2020 compared to fiscal 2019. This decrease was primarily due to the impact of reduced attendance on internet surcharge ticketing fees and preshow advertising income.  We currently expect other revenues to increase in fiscal 2021 if attendance increases as we anticipate during the second half of the year and as we return to normalcy.

Admission revenues at comparable theatres during the first quarter of fiscal 2021 through the date of this report have continued to be significantly reduced compared to prior year levels.  Sales attributable to our Marcus Private Cinema program (discussed in the “Impact of COVID-19 Pandemic” section above) have exceeded expectations, partially offsetting reduced traditional attendance.  Subsequent to year-end, local and state restrictions have been lifted in several of our markets and, as of the date of this report, approximately 69% of our theatres are currently open.  Our remaining temporarily closed theatres are ready to quickly reopen as additional restrictions are lifted, new films are released and demand returns.

The film product release schedule for the remainder of fiscal 2021 has been changing in response to reduced near-term customer demand and changing state and local restrictions in various key markets in the U.S. and the world as a result of the ongoing COVID-19 pandemic.  In particular, restrictions in New York and California have been cited by film studios as a reason for not releasing new movies, as these markets are particularly important to a film’s success.  As a result, several films originally scheduled to be released during the first months of fiscal 2021 have been delayed or released to alternative consumer channels.  We believe that as a greater percentage of the population gets vaccinated and the pandemic subsides, there will be a large demand for out-of-home entertainment and the studios will once again begin releasing a significant number of films to theatres.  The film slate for the remainder of fiscal 2021, which now includes multiple films originally scheduled for fiscal 2020, is currently expected to be very strong, particularly during the second half of the year.  Although it is possible that more schedule changes may occur, films currently scheduled that have potential to perform very well during the remainder of fiscal 2021 include Godzilla vs. Kong, Mortal Kombat, Black Widow, Peter Rabbit 2: The Runaway, Free Guy, Spiral, Cruella, The Conjuring: The Devil Made Me Do It, In the Heights, Luca, Venom: Let There Be Carnage, Fast & Furious 9, Top Gun: Marerick, The Forever Purge, Shang-Chi and the Legend of the Ten Rings, Cinderella, Space Jam 2, Old, The Tomorrow War, Jungle Cruise, Hotel Transylvania 4, The Suicide Squad,, The King’s Man, The Hitman’s Bodyguard 2, Candyman, Malignant, The Boss Baby: Family Business, A Quiet Place II, Death on the Nile, The Man From Toronto, Dune, Untitled Addams Family Sequel, No Time To Die, Halloween Kills, The Last Duel, Snake Eyes: G.I. Joe Origins, Eternals, Clifford the Big Red Dog Movie, Ghostbusters: Afterlife, Mission Impossible 7, Encanto, Gucci, West Side Story, Untitled Disney Live Action, Spider-Man: No Way Home, The Untitled Matrix Film  and Sing 2.  The early list of films scheduled to be released during fiscal 2022 also appears quite strong.

We opened a new eight-screen Movie Tavern by Marcus theatre in Brookfield, Wisconsin early in our fiscal 2019 fourth quarter and added four new screens to an existing Movie Tavern theatre during the first quarter of fiscal 2020.  We also completed the addition of DreamLounger recliner seating and added a new SuperScreen DLX to that same Movie Tavern theatre during the first quarter of fiscal 2020.  Early in our fiscal 2020 third quarter, we completed the addition of DreamLounger recliner seating to an existing Movie Tavern theatre.  During the first quarter of fiscal 2020, we began a project that would add DreamLounger recliner seating, as well as Reel Sizzle and Take Five Lounge outlets, to a Marcus Wehrenberg theatre, but this project was temporarily put on hold as a result of the COVID-19 pandemic.  We currently expect to complete this project during the first half of fiscal 2021.  During the fourth quarter of fiscal 2020, we ceased operating one six-screen Movie Tavern theatre due to the approaching expiration of its lease, we sold one 7-screen budget cinema and we agreed upon terms related to a termination of our agreement to build a new theatre in Tacoma, Washington.

Hotels and Resorts

The hotels and resorts division contributed 44.0% of our consolidated revenues and 26.5% of our consolidated operating income (loss), excluding corporate items, during fiscal 2020, compared to 32.1% and 11.6%, respectively, during fiscal 2019 and 36.8% and 12.3%, respectively, during fiscal 2018. As of December 31, 2020, the hotels and resorts division owned and operated three full-service hotels in downtown Milwaukee, Wisconsin, a full-service destination resort in Lake Geneva, Wisconsin and full-service hotels in Madison, Wisconsin, Chicago, Illinois, Lincoln, Nebraska and Oklahoma City, Oklahoma (we have a majority-ownership position in the Oklahoma City, Oklahoma hotel). In addition, the hotels and resorts division managed 10 hotels, resorts and other properties for other owners. Included in the 10 managed properties is one hotel owned by a joint venture in which we have a minority interest and two condominium hotels in which we own some or all of the public space. The following tables set forth revenues, operating income (loss), operating margin and rooms data for the hotels and resorts division for the past three fiscal years:

			Change F20 v. F19			Change F19 v. F18
	F2020	F2019	Amt.	Pct.	F2018	Amt.	Pct.

	(in millions, except percentages)
Revenues	$104.6	$263.4	$(158.8)	(60.3)%	$259.9	$3.5	1.3%
Operating income (loss)	$(43.9)	$10.1	$(54.0)	(536.7)%	$12.5	$(2.4)	(19.5)%
Operating margin	(41.9)%	3.8%			4.8%

Available rooms at period-end	F2020	F2019	F2018
Company-owned	2,628	2,627	2,629
Management contracts with joint ventures	333	333	333
Management contracts with condominium hotels	480	480	480
Management contracts with other owners	1,691	1,945	1,833
Total available rooms	5,132	5,385	5,275

The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the last three fiscal years:

			Change F20 v. F19			Change F19 v. F18
	F2020	F2019	Amt.	Pct.	F2018	Amt.	Pct.

	(in millions, except percentages)
Room revenues	$35.4	$105.9	$(70.5)	(66.6)%	$108.8	$(2.9)	(2.7)%
Food/beverage revenues	24.8	74.7	(49.9)	(66.8)%	72.8	1.9	2.6%
Other revenues	27.5	46.5	(19.0)	(40.8)%	45.3	1.2	2.7%
	87.7	227.1	(139.4)	(61.4)%	226.9	0.2	0.1%
Cost reimbursements	16.9	36.3	(19.4)	(53.5)%	33.0	3.3	10.0%
Total revenues	$104.6	$263.4	$(158.8)	(60.3)%	$259.9	$3.5	1.3%

Fiscal 2020 versus Fiscal 2019

Division revenues and operating income (loss) decreased significantly during fiscal 2020 compared to fiscal 2019 due to the impact of the COVID-19 pandemic.  Room revenues and food and beverage revenues began decreasing due to COVID-19 pandemic related cancellations in March 2020, even before we temporarily closed all of our hotels in late March/early April.  In addition, our restaurants and bars were required to close during the last 10 days of the fiscal 2020 first quarter due to the COVID-19 pandemic.  We subsequently reopened four of our company-owned hotels late in our fiscal 2020 second quarter (The Pfister Hotel, the Grand Geneva Resort & Spa, The Skirvin Hilton and the Hilton Madison Monona Terrace), three company-owned hotels during our fiscal 2020 third quarter (the Hilton Milwaukee City Center Hotel, The Lincoln Marriott Cornhusker Hotel and the AC Hotel Chicago Downtown) and our remaining company-owned hotel in our fiscal 2020 fourth quarter (Saint Kate).   Once reopened, all of our company-owned hotels have operated with significantly reduced occupancies compared to prior years due to the impact of the COVID-19 pandemic.  The majority of our restaurants and bars in our hotels have subsequently reopened in conjunction with the hotel reopenings beginning in June 2020, and are operating under applicable state and local restrictions and guidelines.  We expect to reopen our two SafeHouse restaurants and bars later in fiscal 2021.

Other revenues during fiscal 2020 included ski, spa and golf revenues at our Grand Geneva Resort & Spa (golf revenues exceeded the prior year), management fees, laundry revenues, parking revenues and rental revenues.  Cost reimbursements decreased during fiscal 2020 compared to fiscal 2019 due to the temporary closure and subsequent reduced revenues upon reopening of our managed hotels, partially offset by the addition of a new large management contract during fiscal 2019.  As of the date of this report, nine of our 10 managed hotels and other properties have reopened.

In addition to the impact of significantly reduced revenues, our hotel division operating loss during fiscal 2020 was negatively impacted by nonrecurring expenses totaling approximately $5.7 million, related to costs associated with initially closing our hotels (primarily payments to and on behalf of laid off employees) and extensive cleaning costs, supply purchases and employee training, among other items, related to the reopening of selected hotel properties and implementing new operating protocols (described in greater detail above).  Conversely, our operating loss during fiscal 2020 was favorably impacted by approximately $1.2 million of state government grants awarded from two states for COVID-19 relief. The additional week of operations favorably impacted our hotels and resorts division revenues during fiscal 2020 by approximately $2.5 million and did not have a material impact on our operating loss.  Our operating results during fiscal 2019 were negatively impacted by approximately $6.8 million of preopening expenses and initial start-up losses related to our conversion of the InterContinental Milwaukee hotel into the Saint Kate.

The following table sets forth certain operating statistics, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate (“ADR”), and our total revenue per available room (“RevPAR”), for company-owned properties:

			Change F20 v. F19
Operating Statistics(1)	F2020	F2019	Amt.		Pct.
Occupancy percentage	38.2%	73.6%	(35.4)	pts	(48.1)%
ADR	$136.52	$154.42	$(17.90)		(11.6)%
RevPAR	$52.12	$113.65	$(61.53)		(54.1)%
(1)	These operating statistics represent averages of our comparable seven distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort. The statistics only include the periods the hotels were open during fiscal 2020. The statistics exclude the Saint Kate, as this hotel was closed for the majority of the first half of fiscal 2019.

According to data received from Smith Travel Research and compiled by us in order to analyze our fiscal 2020 results, comparable “upper upscale” hotels throughout the United States experienced a decrease in RevPAR of 62.0% during fiscal 2020 compared to fiscal 2019. Although data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – is less comprehensive due to the number of hotels closed during portions of the periods reported, data available to us indicates that these hotels experienced a decrease in RevPAR of 69.8% during fiscal 2020 compared to fiscal 2019.  Higher class segments of the hotel industry, such as luxury and upper upscale, continue to experience lower occupancies compared to lower class hotel segments such as economy and midscale.  Based upon the data received and complied by us, it appears our properties significantly outperformed our segment of the hotel industry and our competitive sets during fiscal 2020.

The following table sets forth the change in our average occupancy percentage, ADR and RevPAR for each quarterly period of fiscal 2020 compared to fiscal 2019 (excluding the Saint Kate):

	Change F20 v. F19
	1st Qtr.		2nd Qtr.		3rd Qtr.		4th Qtr.
Occupancy percentage	(9.0)	pts	(59.1)	pts	(46.4)	pts	(44.7)	pts
ADR	(0.7)%		(3.3)%		(5.3)%		(16.0)%
RevPAR	(14.5)%		(76.6)%		(58.2)%		(70.3)%

The “drive-to leisure” travel customer provided the most demand during the second half of fiscal 2020, with the Grand Geneva Resort & Spa and a managed condo hotel, the Timber Ridge Lodge & Waterpark, experiencing the highest demand among our open hotels, particularly on weekends.  Leisure travel historically decreases during our fiscal fourth quarter as students go back to school and we experience colder weather in our predominantly Midwestern hotels.  Transient business and group business travel subsequent to the onset of the COVID-19 pandemic was minimal during fiscal 2020.  Our company-owned hotels, and in particular our largest hotels, have historically derived a significant portion of their revenues from group business, and as a result, we are more susceptible to variations in RevPAR from quarter to quarter depending upon the strength of the group business market during that particular quarter. Group business also tends to have an impact on our food and beverage revenues because groups are more likely to use our banquet and catering services during their stay. As indicated by the smaller decreases in ADR during fiscal 2020 (particularly during the second and third quarters), non-group retail pricing held relatively strong, with most of the decrease in ADR due to an overall reduction in market pricing resulting from the lack of group business and a reduction in local demand drivers (restaurants, museums, etc.) in markets with greater restrictions.

Looking to future periods, overall occupancy in the U.S. has slowly increased since the initial onset of the COVID-19 pandemic in March 2020.  In the near term, we expect most current demand will continue to come from the drive-to leisure segment.  Most organizations implemented travel bans at the onset of the pandemic and are currently only allowing essential travel, which will likely limit business travel in the near term.  Our company-owned hotels have experienced a significant decrease in group bookings compared to the same period last year.  As of the date of this report, our group room revenue bookings for fiscal 2021 - commonly referred to in the hotels and resorts industry as “group pace” - is running significantly behind where we were last year at this time for fiscal 2020, and a large portion of that decline is because last year’s group bookings included bookings in anticipation of Milwaukee hosting the DNC in July 2020.  Banquet and catering revenue pace for fiscal 2021 is also running behind where we were last year at this same time for fiscal 2020, but not as much as group room revenues, due in part to increases in wedding bookings.  Many of our cancelled group bookings due to COVID-19 are re-booking for future dates, excluding one-time events that could not rebook for future dates such as those connected to the DNC. However, some group bookings for the first half of fiscal 2021 have subsequently canceled or postponed their event, and we cannot predict to what extent any of our hotel bookings will be canceled or rescheduled due to COVID-19 or otherwise.

Unfortunately, the DNC event in Milwaukee in August 2020 was not nearly as significant to Milwaukee and our hotels as we had originally anticipated.  Another major event that we expected would benefit our Milwaukee hotels in fiscal 2020, the Ryder Cup, was originally scheduled for September 2020, but was rescheduled to September 2021.  However, this event is contributing to our fiscal 2021 group pace.

Forecasting what future RevPAR growth or decline will be during the next 18 to 24 months is very difficult at this time.  The non-group booking window is very short, with most bookings occurring within three days of arrival, making even short-term forecasts of future RevPAR growth very difficult.  Hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product, so we will be monitoring the economic environment very closely. After past shocks to the system, such as the terrorist attacks on September 11, 2001 and the 2008 financial crisis, hotel demand took longer to recover than other components of the economy.  Conversely, we now anticipate that hotel supply growth will be limited for the foreseeable future, which can be beneficial for our existing hotels.  Most industry experts believe the pace of recovery will be steady, but relatively slow.  In the near-term, we believe it will be very important to have our marketing message focus on the health and safety of our associates and guests.  We are focused on reaching the drive-to leisure market through aggressive campaigns promoting creative packages for our guests.  Overall, we generally expect our revenue trends to track or exceed the overall industry trends for our segment of the industry, particularly in our respective markets.

Our hotels and resorts division operating results during fiscal 2020 benefited from a new management contract added during fiscal 2019 – the 468-room Hyatt Regency Schaumburg hotel in Schaumburg, Illinois. Conversely, we ceased management of the Heidel House Resort & Spa in Green Lake, Wisconsin and the Sheraton Chapel Hill Hotel in Chapel Hill, North Carolina during fiscal 2019, partially offsetting the impact of the new contract. In addition, early in our fiscal 2020 second quarter, we ceased management of the Hilton Garden Inn Houston NW/Willowbrook in Houston, Texas and early in our fiscal 2020 third quarter, we ceased management of the Murieta Inn and Spa.  As of the date of this filing, our current portfolio of hotels and resorts includes 18 owned and managed properties across the country.

As discussed in the “Current Plans” section of this MD&A, although we will prioritize our own finances, we will consider a number of potential growth opportunities that may impact fiscal 2021 and future period operating results. In addition, if we were to sell one or more hotels during fiscal 2021, our fiscal 2021 operating results could be significantly impacted. The extent of any such impact will likely depend upon the timing and nature of the growth opportunity (pure management contract, management contract with equity, joint venture investment, or other opportunity) or divestiture (management retained, equity interest retained, etc.).

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

Liquidity and Capital Resources

Liquidity

Our movie theatre and hotels and resorts businesses, when open and operating normally, each generate significant and consistent daily amounts of cash, because each segment’s revenue is derived predominantly from consumer cash purchases.  Under normal circumstances, we believe that these relatively consistent and predictable cash sources, as well as the availability of unused credit lines, would be adequate to support the ongoing operational liquidity needs of our businesses.  A detailed description of our liquidity situation as of December 31, 2020 is described in detail above in the “Impact of the COVID-19 Pandemic” section of this MD&A.

Credit Agreement

On January 9, 2020, we entered into the Credit Agreement with several banks, including JPMorgan Chase Bank, N.A., as Administrative Agent, and U.S. Bank National Association, as Syndication Agent. On April 29, 2020, we entered into the First Amendment, and on September 15, 2020 we entered into the Second Amendment.  The Second Amendment became effective on September 22, 2020.

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

Borrowings under the Credit Agreement generally bear interest at a variable rate equal to: (i) LIBOR, subject to a 1% floor, plus a specified margin based upon our consolidated debt-to-capitalization ratio as of the most recent determination date; or (ii) the base rate (which is the highest of (a) the prime rate, (b) the greater of the federal funds rate and the overnight bank funding rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR), subject to a 1% floor, plus a specified margin based upon our consolidated debt-to-capitalization ratio as of the most recent determination date. In addition, the Credit Agreement generally requires us to pay a facility fee equal to 0.125% to 0.25% of the total revolving commitment, depending on our consolidated debt-to-capitalization ratio, as defined in the Credit Agreement. However, pursuant to the First Amendment and the Second Amendment: (A) in respect of revolving loans, (1) we are charged a facility fee equal to 0.40% of the total revolving credit facility commitment and (2) the specified margin is 2.35% for LIBOR borrowings and 1.35% for ABR borrowings, which facility fee rate and specified margins will remain in effect until the end of the first fiscal quarter ending after the end of any period in which any portion of the term loan facility remains outstanding or the testing of any financial covenant in the Credit Agreement is suspended (the “specified period”); and (B) in respect of term loans, the specified margin is 2.75% for LIBOR borrowings and 1.75% for ABR borrowings, in each case, at all times.

The Credit Agreement contains various restrictions and covenants applicable to us and certain of our subsidiaries. Among other requirements, the Credit Agreement (a) limits the amount of priority debt (as defined in the Credit Agreement) held by our restricted subsidiaries to no more than 20% of our consolidated total capitalization (as defined in the Credit Agreement), (b) limits our permissible consolidated debt-to-capitalization ratio to a maximum of 0.55 to 1.0, (c) requires us to maintain a consolidated fixed charge coverage ratio of at least 3.0 to 1.0 as of the end of the fiscal quarter ending September 29, 2022 and each fiscal quarter thereafter, (d) restricts our ability and certain of our subsidiaries’ ability to incur additional indebtedness, pay dividends and other distributions (the restriction on dividends and other distributions does not apply to subsidiaries), and make voluntary prepayments on or defeasance of our 4.02% Senior Notes due August 2025, 4.32% Senior Notes due February 2027, the notes or certain other convertible securities, (e) requires our consolidated EBITDA not to be less than or equal to (i) $0 as of September 30, 2021 for the fiscal quarter then ending, (ii) $20 million as of December 30, 2021 for the two consecutive fiscal quarters then ending, (iii) $35 million as of March 31, 2022 for the three consecutive fiscal quarters then ending or (iv) $60 million as of June 30, 2022 for the four consecutive fiscal quarters then ending, (f) requires our consolidated liquidity not to be less than or equal to (i) $125 million as of September 24, 2020, (ii) $125 million as of December 31, 2020, (iii) $100 million as of April 1, 2021, (iv) $100 million as of July 1, 2021, or (v) $50 million as of the end of any fiscal quarter thereafter until and including the fiscal quarter ending June 30, 2022; however, each such required minimum amount of consolidated liquidity would be reduced to $50 million for each such testing date if the initial term loans are paid in full as of such date, and (g) prohibits us and certain of our subsidiaries from incurring or making capital expenditures, in the aggregate for us and such subsidiaries, (i) during the period beginning on April 1, 2020 through and including December 31, 2020 in excess of the sum of $22.5 million plus certain adjustments, or (ii) during our 2021 fiscal year in excess of $50 million plus certain adjustments.

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

Summary

Our long-term debt has scheduled annual principal payments, net of amortization of debt issuance costs, of $10.5 million and $10.9 million in fiscal 2021 and fiscal 2022, respectively. We believe that the actions that have been taken will allow us to have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements. However, future compliance with our debt covenants could be impacted if we are unable to resume operations as currently expected, which could be impacted by matters that are not entirely in our control, such as the continuation of protective actions that federal, state and local governments have taken and the timing of new movie releases (as described in the Impact of the COVID-19 Pandemic section of this MD&A).  Future compliance with our debt covenants could also be impacted if the speed of recovery of our theatres and hotels and resorts businesses is slower than currently expected.  For example, our current expectations are that our theatre division will significantly underperform during our fiscal 2021 first quarter compared to the prior year, improve during the fiscal 2021 second quarter (but still report results materially below the prior year), before beginning to progressively return to closer-to-normal performance during the second half of fiscal 2021.  Our current expectations for our hotels and resorts division are that we will continue to significantly underperform during our fiscal 2021 first quarter compared to the prior year, before beginning to show improvement in each succeeding quarter compared to our current state.  We do not expect to return to pre-COVID-19 occupancy levels during fiscal 2021. Even if one or both of our divisions progressively return to closer-to-normal performance and operations in the second half of fiscal 2021, it is possible that the impact of COVID-19 may be greater than currently expected across one or both of our divisions such that we may be unable to comply with our debt covenants.  In such an event, we would either seek covenant waivers or attempt to amend our covenants, though there is no certainty that we would be successful in such efforts.

Financial Condition

Fiscal 2020 versus Fiscal 2019

Net cash used in operating activities totaled $68.6 million during fiscal 2020, compared to net cash provided by operating activities of $141.5 million during fiscal 2019, a decrease of $210.1 million. The decrease in net cash provided by operating activities in fiscal 2020 was due primarily to reduced net earnings and the unfavorable timing in the payment of accounts payable and accrued compensation, partially offset by the favorable timing in the collection of accounts receivable.

Net cash used in investing activities during fiscal 2020 totaled $12.1 million compared to $93.9 million during fiscal 2019, a decrease of $81.8 million, or 87.1%.  The decrease in net cash used in investing activities was primarily the result of the $30.3 million cash consideration in the Movie Tavern Acquisition during fiscal 2019 and the fact that we have significantly reduced our capital expenditures during fiscal 2020 due to the impact of the COVID-19 pandemic. Proceeds received from disposals of property, equipment and other assets and the sale of trading securities also contributed to our decrease in net cash used in investing activities during fiscal 2020. We did not incur any acquisition-related capital expenditures during fiscal 2020.

Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $21.4 million during fiscal 2020 compared to $64.1 million during fiscal 2019, a decrease of $42.7 million, or 66.7%. We incurred capital expenditures of approximately $1.8 million during fiscal 2020 related to development costs of a proposed new theatre (as described above, we have subsequently abandoned plans to build this theatre) . We incurred capital expenditures of approximately $3.3 million during fiscal 2019 related to development costs of one new theatre that opened during fiscal 2019. We did not incur any capital expenditures related to developing new hotels during either period. We incurred approximately $15.8 million and $31.5 million, respectively, of capital expenditures during fiscal 2020 and fiscal 2019 in our theatre division, including the aforementioned costs associated with constructing a new theatre, as well as costs associated with the addition of DreamLounger recliner seating, our Take Five Lounge and Zaffiro’s Express and food and beverage concepts, and UltraScreen DLX and SuperScreen DLX premium large format screens at selected theatres, each as described in the “Current Plans” section of this MD&A. We incurred approximately $4.7 million of capital expenditures in our hotels and resorts division during fiscal 2020, consisting primarily of maintenance capital projects at our company-owned hotels and resorts. We also incurred capital expenditures in our hotels and resorts division during fiscal 2019 of approximately $31.8 million, consisting primarily of costs associated with the conversion of the InterContinental Milwaukee into the Saint Kate and renovation of the Hilton Madison Monona Terrace, as well as normal maintenance capital projects at our other properties. Our current estimated fiscal 2021 cash capital expenditures, which we anticipate may be in the $15-$25 million range, are described in greater detail in the “Current Plans” section of this MD&A.

Net cash provided by financing activities during fiscal 2020 totaled $69.1 million, compared to net cash used in financing activities of $43.8 million during fiscal 2019.  As described above, we drew down on the full amount available under our revolving credit facility during the first quarter of fiscal 2020 (after taking into consideration outstanding letters of credit that reduce revolver availability). As also described above, we incurred $90.8 million of new short-term borrowings early in our fiscal 2020 second quarter and issued $100.05 million in convertible notes in our fiscal 2020 third quarter, the majority of which was used to repay existing borrowings under our revolving credit facility.  Net cash provided by financing activities during fiscal 2020 was reduced by $16.9 million of Capped Call Transactions described above.  As a result, we added $221.5 million of new short-term revolving credit facility borrowings, and we made $302.5 million of repayments on short-term revolving credit facility borrowings during fiscal 2020 (net decrease in borrowings on our credit facility of $81.0 million).

We did not issue any new long-term debt during fiscal 2019. We used excess cash during fiscal 2019 to reduce our borrowings under our revolving credit facility. As short-term revolving credit facility borrowings became due, we replaced them as necessary with new short-term revolving credit facility borrowings. During fiscal 2019, we also used borrowings from our revolving credit facility to fund the cash consideration in the Movie Tavern Acquisition.  As a result, we added $335.0 million of new short-term revolving credit facility borrowings and we made $333.0 million of repayments on short-term revolving credit facility borrowings during fiscal 2019 (net increase in borrowings on our credit facility of $2.0 million).

As described in the Hotels and Resorts section of this MD&A, we received PPP loan proceeds during the second quarter of fiscal 2020, the majority of which were used for qualifying expenses during the second quarter that we believe will result in forgiveness of the loan under provisions of the CARES Act.  Approximately $3.4 million of the PPP loan proceeds were not used for qualifying expenses as of December 31, 2020 and contributed to the increase in net cash provided by financing activities during fiscal 2020 compared to the prior year.

Principal payments on long-term debt were $9.4 million during fiscal 2020 and included a $9.0 million final payment on senior notes that matured in April 2020.  Principal payments on long-term debt were $24.6 million during fiscal 2019 and included the repayment of a $14.6 million mortgage note on a hotel.  We incurred $7.6 million in debt issuance costs during fiscal 2020.  We did not incur any debt issuance costs during fiscal 2019.

Our debt-to-capitalization ratio (including short-term borrowings and excluding our finance lease obligations) was 0.37 at December 31, 2020 compared to 0.26 at December 26, 2019. Based upon our current expectations for our fiscal 2021 operating results and capital expenditures, we anticipate that our total long-term debt and debt-to-capitalization ratio may modestly increase during fiscal 2021. Our actual total long-term debt and debt-to-capitalization ratio at the end of fiscal 2021 are dependent upon, among other things, our actual operating results, capital expenditures, asset sales proceeds and potential equity transactions during the year.

We repurchased approximately 38,000 shares of our common stock for approximately $696,000 and 30,000 shares of our common stock for approximately $1.1 million, respectively, during fiscal 2020 and fiscal 2019 in conjunction with the exercise of stock options. As of December 31, 2020, approximately 2.7 million shares of our common stock remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.  The Credit Agreement, as amended, currently restricts our ability to repurchase shares in the open market until such time as we have paid off the Term Loan A and returned to compliance with our prior covenants under the Credit Agreement.

In conjunction with the Movie Tavern acquisition, we issued 2,450,000 shares of our common stock to the seller during the first quarter of fiscal 2019. This non-cash transaction reduced treasury stock and increased capital in excess of par by the value of the shares at closing of approximately $109.2 million.

We paid regular quarterly dividends totaling $5.1 million and $19.3 million, respectively, during fiscal 2020 and fiscal 2019. As described above, the Credit Agreement, as amended, required us to temporarily suspend our quarterly dividend payments for the remainder of 2020 and first two quarters of fiscal 2021.  The Credit Agreement also limits the total amount of quarterly dividend payments during the four subsequent quarters beginning with the third quarter of fiscal 2021, unless the Term Loan A is repaid and we are in compliance with prior financial covenants under the Credit Agreement, at which point we have the ability to declare quarterly dividend payments as we deem appropriate.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The following schedule details our contractual obligations at December 31, 2020 (in thousands):

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt	$226,007	$10,548	$21,953	$135,605	$57,901
Interest on fixed-rate long term debt(1)	52,613	11,278	20,111	16,529	4,695
Pension obligations	48,604	1,401	3,235	3,954	40,014
Operating lease obligations	337,952	30,318	53,731	50,814	203,089
Finance lease obligations	27,516	3,722	6,565	5,954	11,275
Short-term borrowings	87,194	87,194	—	—	—
Construction commitments	2,094	2,094	—	—	—
Total contractual obligations	$781,980	$146,555	$105,595	$212,856	$316,974
(1)	Interest on variable-rate debt obligations is excluded due to significant variations that may occur in each year related to the amount of variable-rate debt and the accompanying interest rate.

Additional detail describing our long-term debt is included in Note 7 to our consolidated financial statements.

As of December 31, 2020, we had no additional material purchase obligations other than those created in the ordinary course of business related to property and equipment, which generally have terms of less than 90 days. We had long-term obligations related to our employee benefit plans, which are discussed in detail in Note 10 to our consolidated financial statements. We have not included uncertain tax obligations in the table of contractual obligations set forth above due to uncertainty as to the timing of any potential payments.

As of December 31, 2020, we had no debt or lease guarantee obligations.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, and we manage our exposure to this market risk by monitoring available financing alternatives.

Variable interest rate debt outstanding as of December 31, 2020 (including short-term borrowings) totaled $87.8 million ($87.2 million net of debt issuance costs), carried an average interest rate of 3.75% and represented 27.7% of our total debt portfolio. After adjusting for outstanding swap agreements described below, variable interest rate debt outstanding as of December 31, 2020 (including short term borrowing) totaled $37.8 million, carried an average interest rate of 3.75% and represented 11.9% of our total debt portfolio. Our earnings may be affected by changes in short-term interest rates as a result of our borrowings under our revolving credit facility. Our Credit Agreement currently provides for a 1.0% LIBOR floor.  Based upon the interest rates in effect on our variable rate debt outstanding as of December 31, 2020, LIBOR would need to increase by approximately 81 basis points before our annual interest expense would be impacted.  If that were to happen, an additional 100 basis point increase in market interest rates above the LIBOR floor would increase our annual interest expense by approximately $378,000, taking our outstanding swap agreements into consideration.

Fixed interest rate debt totaled $229.7 million as of December 31, 2020, carried an average interest rate of 4.9% and represented 72.3% of our total debt portfolio. After adjusting for outstanding swap agreements described below, fixed interest rate debt totaled $279.7 million as of December 31, 2020, carried an average interest rate of 5.0% and represented 88.1% of our total debt portfolio. Fixed interest rate debt included the following: senior notes bearing interest semiannually at fixed rates ranging from 4.02% to 4.32% (plus a specified period fee of 0.975% described above), maturing in fiscal 2021 through 2027; convertible senior notes bearing interest of 5.0%, maturing in fiscal 2025, fixed rate mortgages and other debt instruments bearing interest from 3.00% to 5.75%, maturing in fiscal 2025 and 2042, and PPP loans bearing interest at 1.0%, maturing in fiscal 2024. The fair value of our fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2020, the fair value of our $100.0 million of senior notes was approximately $100.0 million.  As of December 31, 2020, the fair value of our $100.05 million of convertible senior notes was approximately $144.7 million. Based upon the respective rate and prepayment provisions of our remaining fixed interest rate mortgage and unsecured term note at December 31, 2020, the carrying amounts of such debt approximated fair value as of such date.

The variable interest rate debt (including short-term borrowings) and fixed interest rate debt outstanding as of December 31, 2020 matures as follows (in thousands):

	F2021	F2022	F2023	F2024	F2025	Thereafter	Total
Variable interest rate	$87,194	$—	$—	$—	$—	$—	$87,194
Fixed interest rate	11,317	11,716	11,775	11,835	125,115	57,933	229,691
Debt issuance costs	(769)	(769)	(769)	(768)	(577)	(32)	(3,684)
Total debt	$97,742	$10,947	$11,006	$11,067	$124,538	$57,901	$313,201

We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments. Payments or receipts on the agreements are recorded as adjustments to interest expense.

On March 1, 2018, we entered into two interest rate swap agreements covering $50.0 million of floating rate debt which require us to pay interest at a defined fixed rate while receiving interest at a defined variable rate of one-month LIBOR. The first swap had a notional amount of $25.0 million, expired on March 1, 2021 and had a fixed rate of 2.559%. The second swap has a notional amount of $25.0 million, expires on March 1, 2023 and has a fixed rate of 2.687%. The interest rate swaps are considered effective for accounting purposes and qualify as cash flow hedges. These swap agreements did not materially impact our fiscal 2020 earnings and we do not expect the interest rate swaps to materially impact our fiscal 2021 earnings.

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

●	We review long-lived assets, including property and equipment, operating lease right-of-use assets and our trade name intangible asset, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Such review is primarily done at the individual theatre or hotel property level, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other asset groups. We use judgment to determine whether indicators of impairment exist. The determination of the occurrence of a triggering event is based upon our knowledge of the theatre and hospitality industries, historical experience such as recent operating results, location of the property, market conditions, recent events or transactions, and property-specific information available at the time of the assessment. When a triggering event occurs, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset if it is determined that the long-lived asset is not recoverable. In performing these analyses, we must make assumptions regarding the estimated future cash flows and other factors that a market participant would make to determine the fair value of the respective assets. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance and anticipated sales prices. Our estimates of cash flows are sensitive to assumed revenue growth rates and may differ from actual cash flows due to factors such as economic conditions, the continuing impact of the COVID-19 pandemic, changes to our business model or changes in our operating performance and anticipated sales prices. For long-lived assets other than goodwill, if the sum of the undiscounted estimated cash flows is less than the current carrying value, we then prepare a fair value analysis of the asset. If the carrying value of the asset exceeds the fair value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. During fiscal 2020, we recorded before-tax impairment charges totaling $24.7 million related to our trade name intangible asset and multiple theatre locations. During fiscal 2019, we recorded a before-tax impairment charge of $1.9 million related to a specific theatre location. We did not record any impairment losses during fiscal 2018.
●	Periodically, we make acquisitions that may have a material impact on our consolidated financial position. Assets acquired and liabilities assumed in acquisitions are recorded at fair value as of the acquisition date. We use judgment to allocate the purchase price of the businesses acquired to the identifiable tangible and intangible assets acquired and liabilities assumed. In some cases, we may use an independent valuation firm to assist with our valuation, and our assumptions and estimates are based upon comparable market data and information obtained from our management and the management of the acquired businesses using acceptable valuation techniques. Generally, tangible assets acquired include property and equipment, finance lease right-of-use assets and operating lease right-of-use assets. Intangible assets acquired may include tradename intangibles, non-compete agreements or goodwill in a business combination. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year following the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. During fiscal 2019, we acquired the assets of Movie Tavern for a total purchase price of approximately $139.3 million.

●	We review goodwill for impairment annually or more frequently if certain indicators arise. We perform our annual impairment test on the last day of our fiscal year. We believe performing the test at the end of the fiscal year is preferable as the test is predicated on qualitative factors which are developed and finalized near fiscal year-end. Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level. When reviewing goodwill for impairment, we consider the amount of excess fair value over the carrying value of the reporting unit, the period of time since the last quantitative test, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, we assess numerous factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. Examples of qualitative factors that we assess include our share price, our financial performance, market and competitive factors in our industry, and other events specific to the reporting unit. If we conclude that it is more likely than not that the fair value of our reporting unit is less than its carrying value, we perform a quantitative test by comparing the carrying value of the reporting unit to the estimated fair value. Primarily all of our goodwill relates to our theatre segment.

Due to the COVID-19 pandemic and the temporary closing of all of our theatre locations, we determined that a triggering event occurred during the 13 weeks ended March 26, 2020 and performed a quantitative analysis. In order to determine fair value, we used assumptions based on information available to us as of March 26, 2020, including both market data and forecasted cash flows. We then used this information to determine fair value and determined that the fair value of our theatre reporting unit exceeded our carrying value by approximately 20% and deemed that no impairment was indicated as of March 26, 2020. During the 13 weeks ended June 25, 2020, we determined that there were no indicators of impairment that would require an additional quantitative analysis as of June 25, 2020.  Due to the ongoing impact of the COVID-19 pandemic, the continued temporary closing of several of our theatre locations, and a reduction in our share price, we determined that a triggering event occurred during the 13 weeks ended September 24, 2020 and performed a quantitative analysis. In order to determine fair value, we used assumptions based on information available to us as of September 24, 2020, including both market data and forecasted cash flows. We then used this information to determine fair value and determined that the fair value of our theatre reporting unit exceeded our carrying value by approximately 17% and deemed that no impairment was indicated as of September 24, 2020. We also performed a quantitative analysis as of December 31, 2020.  In order to determine fair value, we used assumptions based on information available to us as of December 31, 2020, including both market data and forecasted cash flows. We then used this information to determine fair value and determined that the fair value of our theatre reporting unit exceeded our carrying value by approximately 21% and deemed that no impairment was indicated as of December 31, 2020. If we are unable to achieve our forecasted cash flow or if market conditions worsen, our goodwill could be impaired at a later date. The fair value of our theatre reporting unit exceeded our carrying value for fiscal 2019 and fiscal 2018 by a substantial amount.

●	When accounting for the issuance of convertible debt instruments, we separate the convertible debt instrument into a liability component and an equity component. The carrying amount of the liability component is calculated by estimating the fair value using assumptions that market participants would use in pricing a similar debt instrument of similar credit quality and maturity that does not have an associated convertible feature, including market interest rates. Determining the fair value of the debt component requires the use of accounting estimates and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the debt component and the associated non-cash interest expense. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative if it is indexed in our own stock, is determined by deducting the fair value of the liability component from the par value of the convertible debt instrument. The equity component is included in capital in excess of par in the consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification. The difference between the principal amount of the convertible debt instrument and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability and amortized to interest expense using the effective interest method over the term of the convertible debt instrument.

In addition, debt issuance costs related to the issuance of convertible debt instruments are allocated to the liability and equity components based on their relative values. Debt issuance costs allocated to the liability component are amortized over the life of the convertible debt instrument as additional non-cash interest expense. The transaction costs allocated to the equity component are netted with the equity component of the convertible debt instrument in stockholders’ equity.

On January 1, 2021, the first day of our fiscal 2021, we early adopted ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which eliminates the separation of the convertible debt instrument into a lability component and an equity component. Refer to Note 1 of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

●	Depreciation expense is based on the estimated useful life of our assets. The life of the assets is based on a number of assumptions, including cost and timing of capital expenditures to maintain and refurbish the asset, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net earnings or the gain or loss on the sale of any of the assets. During fiscal 2018, we changed the estimated lives of certain assets at our InterContinental Milwaukee due to our decision to convert this hotel into a new, art-themed hotel, the Saint Kate. As a result, we reported additional depreciation of approximately $3.7 million during fiscal 2018.

Accounting Changes

For a description of recent accounting pronouncements, Sec Note 1 of the notes to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10K.

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

Item 8.    Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020. The Company’s auditors, Deloitte & Touche LLP, have issued an attestation report on our internal control over financial reporting. That attestation report is set forth in this Item 8.

Gregory S. Marcus	Douglas A. Neis
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of The Marcus Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Marcus Corporation and subsidiaries (the "Company") as of December 31, 2020 and December 26, 2019, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and December 26, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Long-Lived Assets – Assessment and Evaluation of Impairment – Refer to Note 1 and Note 4 to the financial statements

Critical Audit Matter Description

As of December 31, 2020, the Company had $848 million of net property and equipment and $230 million of operating lease right-of-use assets. The Company assesses long-lived assets for impairment at the individual hotel or theatre property level whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. During the year ended December 31, 2020, the Company recorded an impairment loss of $22.1 million.

In assessing long-lived assets for indicators of potential impairment, the Company considered quantitative and qualitative factors, including evaluating the historical actual operating performance of the properties and assessing the impact of recent economic and industry events impacting the properties, including the COVID-19 pandemic. Evaluating whether these quantitative and qualitative factors represented an indicator of potential impairment required significant judgment by management.

When indicators of impairment were present, the Company determined if the individual hotel or theatre properties were recoverable by assessing whether the sum of the estimated undiscounted future cash flows attributable to such assets was less than their carrying amounts. In instances where the estimated undiscounted future cash flows attributable to these assets were less than the carrying amounts, the Company determined the fair value of the individual hotel or theatre properties and recorded an impairment loss based on the excess of the carrying amount over the fair value. The most significant assumption inherent in these recoverability and impairment analyses was the forecasted future cash flows (primarily driven by revenue and earnings).

We identified the assessment and evaluation of impairment of long-lived assets as a critical audit matter because of the subjectivity used by management when identifying and evaluating potential impairment indicators, and when estimating forecasted future cash flows in their recoverability and impairment analyses, which are impacted by the timing of recovery from the COVID-19 pandemic. A high degree of auditor judgment was required when performing audit procedures to evaluate whether management appropriately identified and evaluated potential impairment indicators, and when evaluating the reasonableness of management’s forecasted future cash flows that were used in their recoverability and impairment analyses.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s assessment and evaluation of impairment for long-lived assets included the following, among others:

●	We tested the effectiveness of internal controls over the Company’s assessment and evaluation of potential impairment for long-lived assets and over forecasted future cash flows that were used in their recoverability and impairment analyses.
●	We evaluated the reasonableness of the information in the Company’s impairment indicators analyses, and the corresponding forecasted future cash flows used in their recoverability and impairment analyses, by comparing the forecasts to (1) historical actual information, (2) internal communications between management and the Board of Directors and (3) forecasted information included in analyst and industry reports for the Company and certain of its peer companies.
●	We evaluated the Company’s forecasted future cash flows for consistency with evidence obtained in other areas of the audit.

Goodwill – Theatres Reporting Unit – Refer to Note 1 to the financial statements

Critical Audit Matter Description

As of December 31, 2020, the Company had $75 million of goodwill related to the theatres operating segment. The Company assesses goodwill for impairment, at least annually, or more frequently if certain indicators arise. Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level. During the year ended December 31, 2020, the Company performed a quantitative test by comparing the carrying value of the reporting unit to the estimated fair value at March 26, 2020, September 24, 2020, and December 31, 2020.  In each case, the estimated fair value exceeded the carrying value, therefore, no impairment was recognized.

The estimated fair value was primarily determined using an income approach. Under the income approach, the Company utilized the discounted cash flow method to estimate the fair value of the reporting unit. The most significant assumptions inherent in estimating the fair value include the forecasted future cash flows for the reporting unit (primarily driven by revenue and earnings) and a discount rate that appropriately reflects the risks inherent in the future cash flows. The Company then assessed the reasonableness of the estimated fair value by comparing the sum of all reporting units’ estimated fair values to the Company’s market capitalization and calculating an implied control premium (the excess of the aggregate fair values of the reporting units over the Company’s market capitalization). In evaluating the reasonableness of this implied control premium, there are various quantitative and qualitative factors that need to be considered and could involve subjective judgment.

We identified goodwill for the theatres reporting unit as a critical audit matter because of the significant estimates and assumptions made by the Company to estimate the fair value of this reporting unit given the uncertainty of future cash flows which are impacted by the timing of recovery from the COVID-19 pandemic. A high degree of auditor judgment was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasted future cash flows, the selection of the discount rate, and the reasonableness of the implied control premium, which included the involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasted future cash flows, the selection of the discount rate, and the reasonableness of the implied control premium used by the Company to determine the estimated fair value of the theatres reporting unit included the following, among others:

●	We tested the effectiveness of internal controls over the Company’s determination of estimated fair value, including controls over the forecasted future cash flows, selection of the discount rate, and comparison of the estimated fair value to the Company’s market capitalization.
●	We evaluated the reasonableness of the Company’s forecasted future cash flows by comparing the forecasts to (1) historical actual information, (2) internal communications between management and the Board of Directors and (3) forecasted information included in analyst and industry reports for the Company and certain of its peer companies.
●	We evaluated the Company’s forecasted future cash flows for consistency with evidence obtained in other areas of the audit.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and discount rate by (1) testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation and (2) developing a range of independent estimates and comparing those to the discount rate selected by management.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the quantitative and qualitative factors considered in the reconciliation between the reporting unit’s estimated fair value and the Company’s market capitalization and implied control premium. We evaluated factors such as implied control premiums in other mergers and acquisition transactions in the industry, ownership of the Company’s common stock, and market trends.

Convertible Senior Notes – Refer to Note 7 to the financial statements

Critical Audit Matter Description

On September 17, 2020, the Company sold $100.1 million aggregate principal amount of 5.00% Convertible Senior Notes due 2025 (the “Convertible Notes”). Upon conversion, the Convertible Notes may be settled, at the Company’s election, in cash, shares of common stock or a combination thereof.

In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by estimating the fair value of a similar debt instrument of similar credit quality and maturity that does not have an associated convertible feature. The valuation model used in determining the fair value of the liability component of the Convertible Notes includes inputs subject to management's judgment including the market interest rate. The determination of the market interest rate is complex and involves significant judgment exercised by management. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company's own stock, was determined by deducting the fair value of the liability component from the par value of the Convertible Notes.

We identified the Convertible Notes as a critical audit matter because of the complexity in applying the accounting framework for the Convertible Notes and the significant estimates and judgments made by management in the determination of the fair value of the liability component. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the appropriateness of the accounting framework and assess the reasonableness of the fair value estimates and assumptions, including the involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for the Convertible Notes, including the Company’s estimates and judgments related to the fair value of the liability component, included the following procedures, among others:

●	We tested the effectiveness of internal controls over the Company’s accounting for the Convertible Notes and over the determination of the fair value of the liability component, including the determination of the nonconvertible borrowing rate.
●	With the assistance of professionals in our firm having expertise in debt issuance accounting, we evaluated the Company’s conclusions regarding the accounting treatment applied to the Convertible Notes.
●	With the assistance of our fair value specialists, we developed independent estimates of the nonconvertible borrowing rate and compared it to the rate selected by management.

Liquidity and Going Concern – Refer to Note 2 and Note 7 to the financial statements

Critical Audit Matter Description

Due to the impacts of the COVID-19 pandemic, the Company’s performance has been significantly impacted. As an operator of movie theatres, hotels and resorts, restaurants and bars, each of which consists of spaces where customers and guests gather in close proximity, the Company’s operations are significantly impacted by protective actions that federal, state and local governments have taken to control the spread of COVID-19 and the Company’s customers’ reactions or responses to such actions. Since the COVID-19 crisis began, the Company has obtained additional financing and amended previously existing debt covenants. Such debt covenants require the Company to, among other requirements, exceed defined consolidated earnings before interest, taxes, depreciation and amortization amounts and exceed defined consolidated liquidity amounts. The Company believes that they will meet their obligations as they come due and will comply with their debt covenants for at least twelve months from the issuance date of these financial statements.

In order to assess their ability to meet their obligations as they come due and comply with their debt covenants, the Company has forecasted future financial results. Given the judgment in determining the Company’s forecasted future financial results and the resulting expected compliance with their debt covenants, especially in light of the uncertainty of continuation of protective actions that federal, state and local governments have taken which impact consumer confidence and the uncertainly of the timing of new movie releases, we deem that the evaluation and disclosure of liquidity and going concern to be subject to significant estimation.

We identified the evaluation and disclosure of liquidity and going concern as a critical audit matter because of the subjectivity used by management when determining whether the Company will meet their obligations as they come due and comply with their debt covenants for at least twelve months from the issuance date of these financial statements. A high degree of auditor judgment was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasted future financial results.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s evaluation and disclosure of liquidity and going concern included the following, among others:

●	We tested the effectiveness of internal controls over the Company’s liquidity and going concern evaluation, including the inputs and assumptions used in their forecasted financial results.
●	We evaluated the Company’s conclusion with regard to their ability to meet their obligations as they come due and to comply with their debt covenants for at least twelve months from the issuance date of these financial statements, including:
(1)	We read the Company’s amended debt agreements and reviewed the conditions between the Company and the financial institutions to assess whether these were appropriately considered when concluding on the Company’s debt covenant compliance.
(2)	We evaluated the reasonableness of the Company’s forecasted future financial results by comparing to (1) internal communications to management and the Board of Directors and (2) forecasted information included in analyst and industry reports for the Company and certain of its peer companies.

(3)	We evaluated the reasonableness of the Company’s forecasted future financial results in comparison to various external data, including new movie release schedules.
(4)	We evaluated the Company’s forecasted financial results for consistency with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 5, 2021

We have served as the Company's auditor since 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of The Marcus Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Marcus Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 5, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 5, 2021

THE MARCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2020	December 26, 2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 1)	$6,745	$20,862
Restricted cash (Note 1)	7,343	4,756
Accounts receivable, net of reserves (Note 6)	6,359	29,465
Government grants receivable (Note 2)	4,913	—
Refundable income taxes	27,934	5,916
Assets held for sale (Note 1)	4,117	—
Other current assets (Note 1)	10,406	18,265
Total current assets	67,817	79,264

PROPERTY AND EQUIPMENT, NET (Note 6)	848,328	923,254

OPERATING LEASE RIGHT-OF-USE ASSETS (Note 8)	229,660	243,855

OTHER ASSETS:
Investments in joint ventures (Note 13)	2,084	3,595
Goodwill (Note 1)	75,188	75,282
Other (Note 6)	31,101	33,936
Total other assets	108,373	112,813
Total assets	$1,254,178	$1,359,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,158	$49,370
Taxes other than income taxes	18,308	20,613
Accrued compensation	7,633	18,055
Other accrued liabilities (Note 1)	58,154	61,134
Short-term borrowings	87,194	–
Current portion of finance lease obligations (Note 8)	2,783	2,571
Current portion of operating lease obligations (Note 8)	19,614	13,335
Current maturities of long-term debt (Note 7)	10,548	9,910
Total current liabilities	217,392	174,988

FINANCE LEASE OBLIGATIONS (Note 8)	19,744	20,802

OPERATING LEASE OBLIGATIONS (Note 8)	230,550	232,111

LONG-TERM DEBT (Note 7)	193,036	206,432

DEFERRED INCOME TAXES (Note 11)	33,429	48,262

OTHER LONG- TERM OBLIGATIONS (Note 10)	61,304	55,133

COMMITMENTS AND LICENSE RIGHTS (Note 12)

EQUITY (NOTE 9):
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock:
Common Stock, $1 par; authorized 50,000,000 shares; issued 23,264,259 at December 31, 2020 and 23,253,744 shares at December 26, 2019	23,264	23,254
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 7,925,254 at December 31, 2020 and 7,935,769 at December 26, 2019	7,926	7,936
Capital in excess of par	153,529	145,549
Retained earnings	331,897	461,884
Accumulated other comprehensive loss	(14,933)	(12,648)
	501,683	625,975
Less cost of Common Stock in treasury (124,758 shares at December 31, 2020 and 242,853 shares at December 26, 2019)	(2,960)	(4,540)
Total shareholders’ equity attributable to The Marcus Corporation	498,723	621,435
Noncontrolling interests	—	23
Total equity	498,723	621,458
Total liabilities and shareholders’ equity	$1,254,178	$1,359,186

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(in thousands, except per share data)

	Year Ended
	December 31,	December 26,	December 27,
	2020	2019	2018
REVENUES:
Theatre admissions	$64,825	$284,141	$246,385
Rooms	35,386	105,857	108,786
Theatre concessions	56,711	231,237	166,564
Food and beverage	24,822	74,665	72,771
Other revenues	38,742	87,805	78,329
	220,486	783,705	672,835
Cost reimbursements	17,202	37,158	34,285
Total revenues	237,688	820,863	707,120

COSTS AND EXPENSES:
Theatre operations	92,232	267,741	217,851
Rooms	21,243	40,381	41,181
Theatre concessions	29,747	85,289	47,522
Food and beverage	26,124	60,812	58,662
Advertising and marketing	11,074	24,583	23,775
Administrative	51,046	73,522	72,116
Depreciation and amortization	75,052	72,277	61,342
Rent (Note 8)	26,866	26,099	11,267
Property taxes	23,560	21,871	19,396
Other operating expenses (Note 2)	17,288	41,065	36,534
Impairment charges (Note 4)	24,676	1,874	—
Reimbursed costs	17,202	37,158	34,285
Total costs and expenses	416,110	752,672	623,931

OPERATING INCOME (LOSS)	(178,422)	68,191	83,189

OTHER INCOME (EXPENSE):
Investment income	564	1,379	208
Interest expense	(16,275)	(11,791)	(13,079)
Other income (expense), net	(986)	(1,921)	(1,985)
Gain (loss) on disposition of property, equipment and other assets	856	(1,149)	(1,342)
Equity losses from unconsolidated joint ventures, net (Note 13)	(1,539)	(274)	(399)
	(17,380)	(13,756)	(16,597)

EARNINGS (LOSS) BEFORE INCOME TAXES	(195,802)	54,435	66,592
INCOME TAXES (BENEFIT) (Note 11)	(70,936)	12,320	13,127
NET EARNINGS (LOSS)	(124,866)	42,115	53,465
NET EARNINGS (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(23)	98	74
NET EARNINGS (LOSS) ATTRIBUTABLE TO THE MARCUS CORPORATION	$(124,843)	$42,017	$53,391

NET EARNINGS (LOSS) PER SHARE – BASIC:
Common Stock	$(4.13)	$1.44	$1.96
Class B Common Stock	(3.74)	1.25	1.75

NET EARNINGS (LOSS) PER SHARE – DILUTED:
Common Stock	$(4.13)	$1.35	$1.86
Class B Common Stock	(3.74)	1.24	1.72

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended
	December 31,	December 26,	December 27,
	2020	2019	2018

NET EARNINGS (LOSS)	$(124,866)	$42,115	$53,465
OTHER COMPREHENSIVE INCOME (LOSS):

Pension gain (loss) arising during period, net of tax effect (benefit) of $(993), $(1,833) and $708, respectively (Note 10)	(2,813)	(5,484)	1,925
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $259, $109 and $167, respectively (Note 10)	732	327	454
Fair market value adjustment of interest rate swaps, net of tax benefit of $335, $300 and $115, respectively (Note 7)	(949)	(853)	(313)
Reclassification adjustment on interest rate swaps included in interest expense, net of tax effect of $263, $44 and $59 respectively (Note 7)	745	120	164
Other comprehensive income (loss)	(2,285)	(5,890)	2,230
COMPREHENSIVE INCOME (LOSS)	(127,151)	36,225	55,695
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(23)	98	74
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE MARCUS CORPORATION	$(127,128)	$36,127	$55,621

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

							Shareholders’
					Accumulated		Equity
		Class B	Capital		Other		Attributable to The	Non-
	Common	Common	in Excess	Retained	Comprehensive	Treasury	Marcus	controlling	Total
	Stock	Stock	of Par	Earnings	Income (Loss)	Stock	Corporation	Interests	Equity
BALANCES AT DECEMBER 28, 2017	$22,656	$8,534	$61,452	$403,206	$(7,425)	$(43,399)	$445,024	$100	$445,124
Amount reclassified to retained earnings on December 29, 2017 in connection with the adoption of ASU No. 2016-01	—	—	—	(11)	11	—	—	—	—
Amount reclassified to retained earnings on December 29, 2017 in connection with the adoption of ASU No. 2018-02	—	—	—	1,574	(1,574)	—	—	—	—
Amount reclassified to retained earnings on December 29, 2017 in connection with the adoption of ASU No. 2014-09	—	—	—	(2,568)	—	—	(2,568)	—	(2,568)
BALANCES AT DECEMBER 29, 2017	22,656	8,534	61,452	402,201	(8,988)	(43,399)	442,456	100	442,556
Cash dividends:
$.55 per share Class B Common Stock	—	—	—	(4,603)	—	—	(4,603)	—	(4,603)
$.60 per share Common Stock	—	—	—	(11,811)	—	—	(11,811)	—	(11,811)
Exercise of stock options	—	—	(736)	—	—	7,784	7,048	—	7,048
Purchase of treasury stock	—	—	—	—	—	(2,898)	(2,898)	—	(2,898)
Savings and profit-sharing contribution	—	—	651	—	—	479	1,130	—	1,130
Reissuance of treasury stock	—	—	231	—	—	144	375	—	375
Issuance of non-vested stock	—	—	(459)	—	—	459	—	—	—
Share-based compensation	—	—	2,691	—	—	—	2,691	—	2,691
Conversions of Class B Common Stock	187	(187)	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(64)	(64)
Comprehensive income	—	—	—	53,391	2,230	—	55,621	74	55,695
BALANCES AT DECEMBER 27, 2018	22,843	8,347	63,830	439,178	(6,758)	(37,431)	490,009	110	490,119
Cash dividends:
$.58 per share Class B Common Stock	—	—	—	(4,648)	—	—	(4,648)	—	(4,648)
$.64 per share Common Stock	—	—	—	(14,663)	—	—	(14,663)	—	(14,663)
Exercise of stock options	—	—	(205)	—	—	1,725	1,520	—	1,520
Purchase of treasury stock	—	—	—	—	—	(1,119)	(1,119)	—	(1,119)
Savings and profit-sharing contribution	—	—	810	—	—	371	1,181	—	1,181
Reissuance of treasury stock	—	—	267	—	—	150	417	—	417
Issuance of non-vested stock	—	—	(527)	—	—	527	—	—	—
Share-based compensation	—	—	3,523	—	—	—	3,523	—	3,523
Reissuance of treasury stock - acquisition	—	—	77,960	—	—	31,237	109,197	—	109,197
Other	—	—	(109)	—	—	—	(109)	—	(109)
Conversions of Class B Common Stock	411	(411)	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(185)	(185)
Comprehensive income (loss)	—	—	—	42,017	(5,890)	—	36,127	98	36,225
BALANCES AT DECEMBER 26, 2019	23,254	7,936	145,549	461,884	(12,648)	(4,540)	621,435	23	621,458
Cash dividends:
$.15 per share Class B Common Stock	—	—	—	(1,224)	—	—	(1,224)	—	(1,224)
$.17 per share Common Stock	—	—	—	(3,921)	—	—	(3,921)	—	(3,921)
Exercise of stock options	—	—	(67)	—	—	446	379	—	379
Purchase of treasury stock	—	—	—	—	—	(696)	(696)	—	(696)
Savings and profit-sharing contribution	—	—	299	—	—	1,016	1,315	—	1,315
Reissuance of treasury stock	—	—	(21)	—	—	183	162	—	162
Issuance of non-vested stock	—	—	(631)	—	—	631	—	—	—
Share-based compensation	—	—	4,385	—	—	—	4,385	—	4,385
Equity component of issuance of convertible notes, net of tax and issuance costs	—	—	16,511	—	—	—	16,511	—	16,511
Capped call transactions, net of tax	—	—	(12,495)	—	—	—	(12,495)	—	(12,495)
Other	—	—	(1)	1	—	—	—	—	—
Conversions of Class B Common Stock	10	(10)	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	(124,843)	(2,285)	—	(127,128)	(23)	(127,151)
BALANCES AT DECEMBER 31, 2020	$23,264	$7,926	$153,529	$331,897	$(14,933)	$(2,960)	$498,723	$—	$498,723

See accompanying notes.

THE MARCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,	December 26,	December 27,
	2020	2019	2018
OPERATING ACTIVITIES
Net earnings (loss)	$(124,866)	$42,115	$53,465
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Losses on investments in joint ventures	1,539	274	399
Distributions from joint ventures	—	200	65
Loss (gain) on disposition of property, equipment and other assets	(856)	1,149	1,342
Impairment charges	24,676	1,874	—
Amortization of favorable lease right	—	—	334
Depreciation and amortization	75,052	72,277	61,342
Amortization of debt issuance costs and debt discount	2,235	285	287
Share-based compensation	4,385	3,523	2,691
Deferred income taxes	(38,836)	9,111	3,247
Other long-term obligations	2,969	1,011	3,339
Contribution of the Company’s stock to savings and profit-sharing plan	1,315	1,181	1,130
Changes in operating assets and liabilities:
Accounts receivable	23,106	(3,781)	1,546
Government grants receivable	(4,913)	—	—
Other assets	3,476	1,102	(1,946)
Operating leases	9,185	(3,355)	—
Accounts payable	(32,131)	9,733	(4,232)
Income taxes	1,467	67	10,297
Taxes other than income taxes	(2,305)	1,664	(895)
Accrued compensation	(10,422)	508	1,920
Other accrued liabilities	(3,630)	2,541	3,058
Total adjustments	56,312	99,364	83,924
Net cash provided by (used in) operating activities	(68,554)	141,479	137,389

INVESTING ACTIVITIES
Capital expenditures	(21,363)	(64,086)	(58,660)
Acquisition of theatres, net of cash acquired and working capital assumed	—	(30,081)	—
Proceeds from disposals of property, equipment and other assets	4,485	22	116
Capital contribution in joint venture	(28)	—	(294)
Proceeds from sale of trading securities	5,184	—	—
Purchase of trading securities	(801)	—	—
Other investing activities	450	199	(429)
Net cash used in investing activities	(12,073)	(93,946)	(59,267)

FINANCING ACTIVITIES
Debt transactions:
Proceeds from borrowings on revolving credit facility	221,500	335,000	203,000
Repayment of borrowings on revolving credit facility	(302,500)	(333,000)	(254,000)
Proceeds from short-term borrowings	90,800	—	—
Repayment on short-term borrowings	(2,955)	—	—
Proceeds from convertible senior notes	100,050	—	—
Principal payments on long-term debt	(9,447)	(24,620)	(12,153)
Proceeds received from PPP loans expected to be repaid	3,424	—	—
Principal payments on finance lease obligations	(2,007)	(2,544)	(1,836)
Debt issuance costs	(7,560)	—	—
Equity transactions:
Treasury stock transactions, except for stock options	(534)	(702)	(2,523)
Exercise of stock options	379	1,520	7,048
Capped call transactions	(16,908)	—	—
Dividends paid	(5,145)	(19,311)	(16,414)
Distributions to noncontrolling interest	—	(185)	(64)
Net cash provided by (used in) financing activities	69,097	(43,842)	(76,942)
Net increase (decrease) in cash, cash equivalents and restricted cash	(11,530)	3,691	1,180
Cash, cash equivalents and restricted cash at beginning of year	25,618	21,927	20,747
Cash, cash equivalents and restricted cash at end of year	$14,088	$25,618	$21,927

Supplemental Information:
Change in accounts payable for additions to property and equipment	$(4,081)	$2,185	$(9,857)

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

Principles of Consolidation - The consolidated financial statements include the accounts of The Marcus Corporation and all of its subsidiaries, including a 50% owned joint venture entity in which the Company has a controlling financial interest. The Company has ownership interests greater than 50% in one joint venture that is considered a Variable Interest Entity (VIE) that is also included in the accounts of the Company. The Company is the primary beneficiary of the VIE and the Company’s interest is considered a majority voting interest. The equity interest of outside owners in consolidated entities is recorded as noncontrolling interests in the consolidated balance sheets, and their share of earnings is recorded as net earnings (losses) attributable to noncontrolling interests in the consolidated statements of earnings (loss) in accordance with the partnership agreements.

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

Restricted Cash - Restricted cash consists of bank accounts related to capital expenditure reserve funds, sinking funds, operating reserves and replacement reserves and may include amounts held by a qualified intermediary agent to be used for tax-deferred, like-kind exchange transactions. Restricted cash also includes funds held within the Company's captive insurance entity that are designated to pay expenses related specifically to the captive.

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Summary of Significant Accounting Policies (continued)

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At December 31, 2020 and December 26, 2019, respectively, the Company’s $1,415,000 and $5,825,000 of debt and equity securities classified as trading were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 - Assets or liabilities for which fair value is based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date. At December 31, 2020 and December 26, 2019, respectively, the $1,470,000 and $1,194,000 liability related to the Company’s interest rate hedge contracts were valued using Level 2 pricing inputs.

Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At December 31, 2020 and December 26, 2019, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs. Assets and liabilities that are measured on a non-recurring basis are discussed in Note 4, Note 5 and Note 7.

The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable and accounts payable) approximates fair value. The fair value of the Company’s $100,000,000 of senior notes, valued using Level 2 pricing inputs, is approximately $99,990,000 at December 31, 2020, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The fair value of the Company's $100,050,000 of convertible senior notes, valued using Level 2 pricing inputs, is approximately $144,712,000 at December 31, 2020, determined based on market rates and the closing trading price of the convertible senior notes as of December 31, 2020 (see Note 7 for further discussion on the Company’s senior notes and convertible senior notes). The carrying amounts of the Company’s remaining long-term debt approximate their fair values, determined using current rates for similar instruments, or Level 2 pricing inputs.

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

Inventory - Inventories, consisting of food and beverage and concession items, are stated at the lower of cost or market. Cost has been determined using the first-in, first-out method. Inventories of $3,434,000 and $5,673,000 as of December 31, 2020 and December 26, 2019, respectively, were included in other current assets.

Assets Held for Sale – Long-lived assets that are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria are classified as assets held for sale and included within current assets on the consolidated balance sheet. Assets held for sale are measured at the lower of their carrying value or their fair value less costs to sell the asset. As of December 31, 2020, assets held for sale consists primarily of land.

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

Depreciation expense totaled $75,067,000, $72,244,000 and $61,470,000 for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

Long-Lived Assets - The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. This includes quantitative and qualitative factors, including evaluating the historical actual operating performance of the long-lived assets and assessing the potential impact of recent events and transactions impacting the long-lived assets. If such indicators are present, the Company determines if the long-lived assets are recoverable by assessing whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. If the long-lived assets are not recoverable, the Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. During fiscal 2020 and fiscal 2019, the Company determined that indicators of impairment were present. As such, the Company evaluated the value of its property and equipment and the value of its operating lease right-of-use assets and recorded impairment charges as discussed in Note 4.

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

During fiscal 2020, the Company determined that indicators of impairment were present and performed quantitative tests at the end of the first and third quarters. In accordance with the Company’s accounting policy to perform an impairment analysis on the last day of the fiscal year, the Company performed a quantitative analysis as of December 31, 2020. In order to determine fair value, the Company used assumptions based on information available to it as of the dates of the quantitative tests, including both market data and forecasted future cash flows (Level 3 pricing inputs). The Company then used this information to determine fair value. During the first, third and fourth quarters of fiscal 2020, the Company determined that the fair value of its goodwill was greater than it carrying value and no impairment was required. At the end of fiscal 2019 and fiscal 2018, the Company performed qualitative tests as described above and determined that the fair value of the Company's goodwill was greater than its carrying value and thus was not impaired.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Summary of Significant Accounting Policies (continued)

A summary of the Company’s goodwill activity is as follows:

	December 31,	December 26,	December 27,
	2020	2019	2018

	(in thousands)
Balance at beginning of period	$75,282	$43,170	$43,492
Acquisition	—	32,205	—
Sale	—	—	—
Deferred tax adjustment	(94)	(93)	(322)
Balance at end of period	$75,188	$75,282	$43,170

Trade Name Intangible Asset – The Company recorded a trade name intangible asset in conjunction with the Movie Tavern acquisition (see Note 5) that was determined to have an indefinite life. The Company reviews its trade name intangible asset for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. During fiscal 2020, the Company determined that indicators of impairment were present. As such, the Company evaluated the value of its trade name intangible asset and recorded an impairment charge during fiscal 2020 as discussed in Note 4.

Capitalization of Interest - The Company capitalizes interest during construction periods by adding such interest to the cost of constructed assets. Interest of approximately $48,000, $53,000 and $65,000 was capitalized in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

Debt Issuance Costs - The Company records debt issuance costs on short-term borrowings and long-term debt as a direct deduction from the related debt liability. Debt issuance costs related to the Company’s revolving credit facility are included in other long-term assets. Debt issuance costs are deferred and amortized over the term of the related debt agreements. Amortization of debt issuance costs and amortization of debt discount totaled $2,235,000, $285,000 and $287,000 for fiscal 2020, fiscal 2019 and fiscal 2018, respectively, and were included in interest expense on the consolidated statements of earnings (loss).

Leases - The Company adopted ASU No. 2016-02, Leases, on the first day of fiscal 2019. See Note 8 for further discussion.

Investments – The Company has investments in debt and equity securities. These securities are stated at fair value based on listed market prices, where available, with the change in fair value recorded as investment income or loss within the consolidated statements of earnings (loss). The cost of securities sold is based upon the specific identification method.

Revenue Recognition - The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, on the first day of fiscal 2018. See Note 3 for further discussion.

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings (loss) per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Year Ended
	December 31,	December 26,	December 27,
	2020	2019	2018

	(in thousands, except per share data)
Numerator:
Net earnings (loss) attributable to The Marcus Corporation	$(124,843)	$42,017	$53,391

Denominator:
Denominator for basic EPS	31,042	30,656	28,105
Effect of dilutive employee stock options	–	496	608
Denominator for diluted EPS	31,042	31,152	28,713

Net earnings (loss) per share – Basic:
Common Stock	$(4.13)	$1.44	$1.96
Class B Common Stock	$(3.74)	$1.25	$1.75
Net earnings (loss) per share- Diluted:
Common Stock	$(4.13)	$1.35	$1.86
Class B Common Stock	$(3.74)	$1.24	$1.72

For the periods when the Company reports a net loss, common stock equivalents are excluded from the computation of diluted loss per share as their inclusion would have an antidilutive effect.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Summary of Significant Accounting Policies (continued)

At December 31, 2020, approximately 76,000 common stock equivalents were excluded from the computation of diluted net loss per share because of the Company’s net loss. Additionally, options to purchase 1,706,000 shares, 324,000 shares and 16,000 shares of common stock at prices ranging from $16.32 to $41.90, $38.51 to $41.90 and $38.51 to $41.35 per share were outstanding at December 31, 2020, December 26, 2019 and December 27, 2018, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	December 31, 2020	December 26, 2019

	(in thousands)
Unrecognized loss on interest rate swap agreements	$(1,086)	(882)
Net unrecognized actuarial loss for pension obligation	(13,847)	(11,766)
	$(14,933)	$(12,648)

New Accounting Pronouncements - On December 27, 2019, the Company adopted Accounting Standards Update (ASU) No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General, designed to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The adoption of the new standard did not have a material effect on the Company’s consolidated financial statements or footnote disclosures.

On December 27, 2019, the Company adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test that had required a hypothetical purchase price allocation. Rather, entities apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The adoption of the new standard did not have a material effect on the Company’s consolidated financial statements.

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Summary of Significant Accounting Policies (continued)

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. Subtopic 470-20 is designed to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The amendments remove the separation models in ASC 470-20 for certain contracts. As a result, embedded conversion features would not be presented separately in equity, rather, the contract would be accounted for as a single liability measured at its amortized cost. Subtopic 815-40 simplifies the analysis of whether an embedded conversion feature meets the derivative scope exception for contracts that are indexed to, and classified in, stockholders equity, as well as addresses the computation of earnings per shares for convertible debt instruments. ASU No. 2020-06 is effective for fiscal years beginning after December 15, 2021 and early application is permitted.

The Company early adopted ASU No. 2020-06 on January 1, 2021, the first day of the Company’s fiscal 2021, using a modified retrospective method of transition.  As such, the Company recorded a one-time cumulative effect adjustment to the balance sheet and reported financial information for the historical comparable periods will not be revised and will continue to be reported under the accounting standard in effect during the historical periods. Additionally, upon adoption of ASU No. 2020-06, the Company will use the if-converted method when calculating diluted earnings (loss) per share for convertible instruments.

The Company recorded a one-time cumulative effect adjustment to the balance sheet on January 1, 2021 as follows:

	Balance at	Cumulative	Balance at
	December 31, 2020	adjustment	January 1, 2021

	(in thousands)
Long-term debt	$193,036	$21,393	$214,429
Deferred income taxes	33,429	(5,584)	27,845
Capital in excess of par	153,529	(16,511)	137,018
Retained earnings	331,897	702	332,599

2. Impact of COVID-19 Pandemic

The COVID-19 pandemic has had an unprecedented impact on the world and both of the Company’s business segments. The situation continues to be volatile and the social and economic effects are widespread. As an operator of movie theatres, hotels and resorts, restaurants and bars, each of which consists of spaces where customers and guests gather in close proximity, the Company’s businesses are significantly impacted by protective actions that federal, state and local governments have taken to control the spread of the pandemic, and its customers’ reactions or responses to such actions. These actions have included, among other things, declaring national and state emergencies, encouraging social distancing, restricting freedom of movement and congregation, mandating non-essential business closures, issuing curfews, limiting business capacity, mandating mask-wearing and issuing shelter-in-place, quarantine and stay-at-home orders.

As a result of these measures, the Company temporarily closed all of its theatres on March 17, 2020, and did not generate any significant revenues from its theatre operations during its fiscal 2020 second quarter and the first two months of its fiscal 2020 third quarter (other than revenues from six theatres opened on a very limited basis in June 2020 primarily to test new operating protocols, five parking lot cinemas, and some limited online and curbside sales of popcorn, pizza and other assorted food and beverage items). As of August 28, 2020, the Company had reopened approximately 80% of its theatres, although seating capacity at reopened theatres has been temporarily reduced in response to COVID-19 as a way to ensure proper social distancing. In October 2020, the Company temporarily closed several theatres due to changes in the release schedule for new films, reducing its percentage of theatres open to approximately 66%.  In November 2020, new state and local restrictions in several of the Company’s markets required it to temporarily reclose several theatres, and as a result, approximately 52% of the Company’s theatres were open as of December 31, 2020. Subsequent to year-end, several of these new restrictions were lifted and as of the date of this report, approximately 69% of the Company’s theatres are currently open with temporarily reduced seating capacity in response to COVID-19. Temporarily closed theatres are ready to quickly reopen as restrictions are lifted, new films are released and demand returns. The Company’s theatres are generating significantly reduced revenues as compared to prior years.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Impact of COVID-19 Pandemic (continued)

The Company also temporarily closed all of its hotel division restaurants and bars at approximately the same time as its theatres and closed five of its eight company-owned hotels and resorts on March 24, 2020 due to a significant reduction in occupancy at those hotels.  The Company closed its remaining three company-owned hotels in early April 2020.  It re-opened four of its company-owned hotels and several of its restaurants and bars during June 2020.  The Company reopened three additional company-owned hotels during its fiscal 2020 third quarter and reopened its remaining company-owned hotel in November 2020.  As such, as of December 31, 2020, all eight of the Company’s company-owned hotels and all but one of its managed hotels are open.  The majority of the Company’s restaurants and bars in its hotels and resorts are also now open, operating under applicable state and local restrictions and guidelines. The majority of the Company’s hotels and restaurants are generating significantly reduced revenues as compared to prior years.

Since the COVID-19 pandemic began, the Company has been working proactively to preserve cash. In addition to obtaining additional financing and modifying previously existing debt covenants (see Note 7), and temporarily suspending quarterly dividend payments as required by the Credit Agreement, additional measures the Company took during all or portions of fiscal 2020 to enhance its liquidity included:

●	Discontinuing all non-essential operating and capital expenditures;
●	Temporarily laying off the majority of its hourly theatre and hotel associates, in addition to temporarily reducing property management and corporate office staff levels;
●	Temporarily reducing the salary of the Company’s chairman and president and chief executive officer by 50%, as well as temporarily reducing the salary of all other executives and remaining divisional/corporate staff;
●	Temporarily eliminating all board of directors cash compensation;
●	Actively working with landlords and major suppliers to modify the timing and terms of certain contractual payments;
●	Evaluating the provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) and utilizing the benefits, relief and resources under those provisions as appropriate (see Note 11); and
●	Evaluating the provisions of a COVID Relief Bill signed by the President on December 27, 2020 and any subsequent federal or state legislation enacted as a response to the COVID-19 pandemic.

The COVID-19 pandemic and the resulting impact on the Company’s operating performance has affected, and may continue to affect, the estimates and assumptions made by management. Such estimates and assumptions include, among other things, the Company’s goodwill and long-lived asset valuations and the measurement of compensation costs for annual and long-term incentive plans. The Company’s estimates and assumptions are subject to inherent risk and uncertainty due to the ongoing impact of the COVID-19 pandemic, and actual results could differ materially from estimated amounts.

During the fourth quarter of fiscal 2020, a number of states elected to provide grants to certain businesses most impacted by the COVID-19 pandemic, utilizing funds received by the applicable state under provisions of the CARES Act.  As a result, grants from seven states totaling $5,767,000 were awarded to a significant number of the Company’s theatres and grants from two states totaling $1,188,000 were awarded to several of the Company’s hotels. The $6,955,000 of total grants are reported as an offset to other operating expenses on the consolidated statement of earnings (loss) for the year ended December 31, 2020.  As of December 31, 2020, the Company had received approximately $2,042,000 of these grants, and the remaining $4,913,000 was received in January 2021.  Early in fiscal 2021, the Company was awarded an additional $1,300,000 in theatre grants from another state.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Impact of COVID-19 Pandemic (continued)

In addition, 11 of the Company’s subsidiaries successfully applied for and received funds under the CARES Act Paycheck Protection Program (PPP) that allowed its subsidiaries to rehire many of its hotel associates for eight weeks during the second quarter of fiscal 2020, as well as fund certain other qualifying expenses (see Note 7). The Company’s Credit Agreement (see Note 7) also allows the Company to consider additional borrowings from governmental authorities under provisions of the CARES Act or any other subsequent governmental actions that it could avail itself of if it deemed it necessary and appropriate. Although the Company has sought and obtained, and intends to continue to seek, any available potential benefits under the CARES Act, including those described above, there is inherent risk and uncertainty in whether the Company will be able to access such benefits.

The Company believes that the actions that have been taken will allow it to have sufficient liquidity to meet its obligations as they come due and to comply with its debt covenants for at least 12 months from the issuance date of these consolidated financial statements. However, future compliance with the Company’s debt covenants are dependent upon the timing of new movie releases and the protective actions that federal, state and local governments have taken which impact consumer confidence and the speed of recovery of the Company’s theatres and hotels and resorts businesses. The Company’s estimates and assumptions related to future forecasted results of the Company are subject to inherent risk and uncertainty due to the ongoing impact of the COVID-19 pandemic, and actual results could differ materially from estimated amounts and impact the Company’s ability to comply with its debt covenants.

3. Revenue Recognition

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Revenue Recognition (continued)

The disaggregation of revenues by business segment for fiscal 2020, fiscal 2019 and fiscal 2018 is as follows (in thousands):

	Fiscal 2020
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$64,825	$—	$—	$64,825
Rooms	—	35,386	—	35,386
Theatre concessions	56,711	—	—	56,711
Food and beverage	—	24,822	—	24,822
Other revenues(1)	10,764	27,552	426	38,742
Cost reimbursements	324	16,878	—	17,202
Total revenues	$132,624	$104,638	$426	$237,688

	Fiscal 2019
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$284,141	$—	$—	$284,141
Rooms	—	105,857	—	105,857
Theatre concessions	231,237	—	—	231,237
Food and beverage	—	74,665	—	74,665
Other revenues(1)	40,825	46,547	433	87,805
Cost reimbursements	877	36,281	—	37,158
Total revenues	$557,080	$263,350	$433	$820,863

	Fiscal 2018
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$246,385	$–	$–	$246,385
Rooms	–	108,786	–	108,786
Theatre concessions	166,564	–	–	166,564
Food and beverage	–	72,771	–	72,771
Other revenues(1)	32,563	45,342	424	78,329
Cost reimbursements	1,292	32,993	–	34,285
Total revenues	$446,804	$259,892	$424	$707,120
(1)	Included in other revenues is an immaterial amount related to rental income that is not considered contract revenue from contracts with customers under ASU No. 2014-09.

The Company recognizes revenue from its rooms as earned on the close of business each day. Revenue from theatre admissions, theatre concessions and food and beverage sales are recognized at the time of sale.

Revenues from advanced ticket and gift card sales are recorded as deferred revenue and are recognized when tickets or gift cards are redeemed. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. Gift card breakage income is recorded in other revenues in the consolidated statements of earnings (loss).

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Revenue Recognition (continued)

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

Cost reimbursements primarily consist of payroll and related expenses at managed properties where the Company is the employer and may include certain operational and administrative costs as provided for in the Company’s contracts with owners. These costs are reimbursed back to the Company. As these costs have no added markup, the revenue and related expense have no impact on operating income (loss) or net earnings (loss).

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

The Company had deferred revenue from contracts with customers of $37,307,000, $43,200,000 and $37,048,000 as of December 31, 2020, December 26, 2019 and December 27, 2018, respectively. The Company had no contract assets as of December 31, 2020 and December 26, 2019. During fiscal 2020, the Company recognized revenue of $13,579,000 that was included in deferred revenues as of December 26, 2019. During fiscal 2019, the Company recognized revenue of $22,266,000 that was included in deferred revenues as of December 27, 2018. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced ticket sales and the Company’s loyalty program.

As of December 31, 2020, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $4,629,000 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. The Company recognizes revenue as the tickets are redeemed, which is expected to occur within the next two years.

As of December 31, 2020, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $3,042,000 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.

The majority of the Company’s revenue is recognized in less than one year from the original contract.

4.  Impairment Charges

During fiscal 2020, the Company determined that indicators of impairment were evident at all asset groups. For certain of the theatre asset groups evaluated for impairment, the sum of the estimated undiscounted future cash flows attributable to these assets was less than their carrying amounts. The Company evaluated the fair value of the assets, consisting primarily of land, building, leasehold improvements, furniture, fixtures and equipment, and operating lease right-of-use assets less lease obligations, and determined that the fair value, measured using Level 3 pricing inputs (using estimated discounted cash flows over the life of the primary assets, including estimated sale proceeds) was less than their carrying value and recorded impaired losses of $22,076,000, reducing certain property and equipment and certain operating lease right-of-use assets. The remaining net book value of all impaired assets was $33,313,000 as of December 31, 2020, excluding any applicable remaining lease obligations.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Impairment Charges (continued)

In fiscal 2020, the Company determined that indicators of impairment were evident related to its trade name intangible asset. The Company estimated the fair value of its trade name intangible asset using an income approach, specifically the relief from royalty method, which uses certain assumptions that are Level 3 pricing inputs, including future revenues attributable to the trade name, a royalty rate (1.0% as of December 31, 2020) and a discount rate (17.0% as of December 31, 2020). During fiscal 2020, the Company determined that the fair value of the asset was less than the carrying value and recorded a $2,600,000 impairment loss. The fair value of the trade name intangible asset was $6,900,000 as of December 31, 2020.

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

5.  Acquisition

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Acquisition (continued)

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

6.  Additional Balance Sheet Information

The composition of accounts receivable is as follows:

	December 31, 2020	December 26, 2019

	(in thousands)
Trade receivables, net of allowances of $1,284 and $762, respectively	$405	$9,327
Other receivables	5,954	20,138
	$6,359	$29,465

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Additional Balance Sheet Information (continued)

The composition of property and equipment, which is stated at cost, is as follows:

	December 31, 2020	December 26, 2019

	(in thousands)
Land and improvements	$145,671	$152,434
Buildings and improvements	759,421	761,511
Leasehold improvements	163,879	164,083
Furniture, fixtures and equipment	374,253	377,404
Finance lease right-of-use assets	75,322	74,357
Construction in progress	3,360	4,043
	1,521,906	1,533,832
Less accumulated depreciation and amortization	673,578	610,578
	$848,328	$923,254

The composition of other assets is as follows:

	December 31, 2020	December 26, 2019

	(in thousands)
Split dollar life insurance policies	$11,411	$11,411
Intangible assets	7,297	10,057
Other assets	12,393	12,468
	$31,101	$33,936

Included in intangible assets is a trade name valued at $6,900,000 and $9,500,000 as of December 31, 2020 and December 26, 2019, respectively, that has an indefinite life.

7.  Long-Term Debt and Short-Term Borrowings

Long-term debt is summarized as follows:

	December 31,2020	December 26, 2019

	(in thousands, except payment data)
Mortgage notes	$24,482	$24,571
Senior notes	100,000	109,000
Unsecured term note due February 2025, with monthly principal and interest payments of $39,110, bearing interest at 5.75%	1,735	2,093
Convertible senior notes	100,050	—
Payroll Protection Program loans	3,424	—
Revolving credit agreement	—	81,000
Debt issuance costs	(3,684)	(322)
	226,007	216,342
Less current maturities, net of issuance costs	10,548	9,910
Less debt discount	22,423	—
	$193,036	$206,432

The mortgage notes bear fixed rate interest from 3.00% to 5.03%, have a weighted-average rate of 4.27%at December 31, 2020 and December 26, 2019, and mature in fiscal years 2025 through 2043. A mortgage note was amended during fiscal 2020 and in January 2021 in order to defer certain payment obligations and waive certain financial covenants through June 2021. The mortgage notes are secured by the related land, buildings and equipment.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Long-Term Debt and Short-Term Borrowings (continued)

Credit Agreement and Short-Term Borrowings

On January 9, 2020, the Company replaced its then-existing credit agreement with several banks. On April 29, 2020, the Company entered into the First Amendment, and on September 15, 2020, the Company entered into the Second Amendment (the Credit Agreement, as amended by the First Amendment and the Second Amendment, the “Credit Agreement”).  The Second Amendment became effective on September 22, 2020.

The Credit Agreement provides for a revolving credit facility that matures on January 9, 2025 with an initial maximum aggregate amount of availability of $225,000,000. The First Amendment provided a new $90,800,000 364-day Senior Term Loan A (the “Term Loan A”). The Company used the proceeds from the Term Loan A to repay borrowings under the Credit Agreement, to pay costs and expenses related to the First Amendment, and for general corporate purposes.  In conjunction with the Second Amendment, among other things, the maturity date of the Term Loan A was extended to September 22, 2021, and various debt covenant requirements were amended as further discussed below. The $90,800,000 Term Loan A, net of amortized debt issuance costs of $651,000 and pre-payments of $2,955,000 made in conjunction with the sale of certain asset dispositions, is included in short-term borrowings on the consolidated balance sheet as of December 31, 2020 and bears interest at 3.75% as of December 31, 2020. Availability under the $225,000,000 revolving credit facility was $220,000,000 as of December 31, 2020.

Borrowings under the Credit Agreement generally bear interest at a variable rate equal to (i) LIBOR, subject to a 1% floor, plus a specified margin based upon the Company's consolidated debt to capitalization ratio as of the most recent determination date; or (ii) the base rate (which is the highest of (a) the prime rate, (b) the greater of the federal funds rate and the overnight bank funding rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR), subject to a 1% floor, plus a specified margin based upon the Company's consolidated debt to capitalization ratio as of the most recent determination date. In addition, the Credit Agreement generally requires the Company to pay a facility fee equal to 0.125% to 0.25% of the total revolving commitment, depending on its consolidated debt to capitalization ratio, as defined in the Credit Agreement. However, pursuant to the First Amendment and the Second Amendment: (A) in respect of revolving loans, (1) the Company is charged a facility fee equal to 0.40% of the total revolving credit facility commitment and (2) the specified margin is 2.35% for LIBOR borrowings and 1.35% for ABR borrowings, which facility fee rate and specified margins will remain in effect until the end of the first fiscal quarter ending after the end of any period in which any portion of the term loan facility remains outstanding or the testing of any financial covenant in the Credit Agreement is suspended (the “specified period”); and (B) in respect of term loans, the specified margin is 2.75% for LIBOR borrowings and 1.75% for ABR borrowings, in each case, at all times.

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Long-Term Debt and Short-Term Borrowings (continued)

Pursuant to the Credit Agreement, the Company is required to apply net cash proceeds received from certain events, including certain asset dispositions, casualty losses, condemnations, equity issuances, capital contributions, and the incurrence of certain debt, to prepay outstanding term loans. During fiscal 2020, approximately $2,955,000 in asset sale proceeds were applied to the term loan balance. In addition, if, at any time during the specified period, the Company’s unrestricted cash on hand exceeds $75,000,000, the Credit Agreement requires the Company to prepay revolving loans under the Credit Agreement by the amount of such excess, without a corresponding reduction in the revolving commitments under the Credit Agreement.

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

Amendments to Note Purchase Agreements

The Company’s $100,000,000 of senior notes consist of two Purchase Agreements maturing in 2025 through 2027, require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.02% to 4.32%, with a weighted-average fixed rate of 4.17% at December 31, 2020 and 4.37% at December 26, 2019.

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

Additionally, from April 29, 2020 until the last day of the first fiscal quarter ending after the Collateral Release Date (as defined in the Note Amendments), the Company is required to pay a fee to each Note holder. From April 29, 2020 through September 21, 2020, this fee was 0.7250% of the aggregate principal amount of Notes held by such holder (0.18125% quarterly). As of September 22, 2020, this amount is equal to 0.975% of the aggregate principal amount of Notes held by such holder and is payable quarterly (0.24375% of the aggregate principal amount of the Notes per quarter) commencing with the fiscal quarter ending September 24, 2020.

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Long-Term Debt and Short-Term Borrowings (continued)

Convertible Senior Notes

On September 17, 2020, the Company entered into a purchase agreement to issue and sell $100,050,000 aggregate principal amount of its 5.00% Convertible Senior Notes due 2025 (the “Convertible Notes.”) The Convertible Notes were issued pursuant to an indenture (the “Indenture”), dated September 22, 2020, between the Company and U.S. Bank National Association, as trustee. The net proceeds from the sale of the Convertible Notes were approximately $95,421,000 after deducting the Initial Purchasers’ fees and additional fees and expenses related to the offering. The Company used $16,908,000 of net proceeds from the offering to pay the cost of the Capped Call Transactions (as described below). The remainder of the net proceeds were used to repay borrowings under the Company’s revolving credit facility and for general corporate purposes. The Convertible Notes are senior unsecured obligations and rank (i) senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Convertible Notes; (ii) equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company's own stock, was determined by deducting the fair value of the liability component from the par value of the Convertible Notes. The difference between the principal amount of the Convertible Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the consolidated balance sheet and amortized to interest expense using the effective interest method over the term of the Convertible Notes. Amortization of the debt discount was $1,004,000 through December 31, 2020 and is included in the convertible senior notes balance as of December 31, 2020. The effective interest rate of the Convertible Notes is 11.25%.  The equity component of the Convertible Notes is approximately $23,426,000 ($16,511,000, net of tax and issuance costs) and is included in additional paid-in capital in the consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification. The Company allocated transaction costs related to the Convertible Notes using the same proportions as the proceeds from Convertible Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the consolidated balance sheet and are being amortized to interest expense over the term of the Convertible Notes. Transaction costs attributable to the equity component were netted with the equity component in shareholders’ equity.

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Long-Term Debt and Short-Term Borrowings (continued)

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

Paycheck Protection Program Loans

During fiscal 2020, 11 of the Company’s subsidiaries received proceeds totaling $13,459,000 under the CARES Act’s Paycheck Protection Program (PPP). The PPP loans bear interest at a fixed interest rate of 1.0%, require principal and interest payments that will begin in April 2021, and mature in fiscal 2026. The PPP loans allow for a substantial amount of the principal to be forgiven. Under Section 1106 of the CARES Act, borrowers are eligible for forgiveness of principal and accrued interest on the loans to the extent that the proceeds are used to cover eligible payroll costs, mortgage interest costs, rent and utility costs (qualified expenses). As of December 31, 2020, the Company’s subsidiaries used a cumulative total of approximately $10,035,000 of the PPP loan proceeds to pay for qualified expenses. Of the cumulative proceeds used, approximately $9,094,000 of the expenditures paid were used to cover eligible employee payroll costs which offset the payroll costs of employees rehired due to the CARES Act. The remaining approximately $941,000 of expenditures paid were used to offset rent expense, utility costs and mortgage interest expense. The Company believes the portion of the PPP loan proceeds used for qualified expenses will be forgiven under the terms of the CARES Act program and has reduced its cumulative subsidiary loan balances by this amount. The remaining loan balances that have not been used for qualified expenses and are expected to be repaid total $3,424,000 as of December 31, 2020, of which $503,000 is included in current maturities of long-term debt, and $2,921,000 is included in long-term debt on the consolidated balance sheet.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Long-Term Debt and Short-Term Borrowings (continued)

Scheduled annual principal payments on long-term debt, net of amortization of debt issuance costs, for the years subsequent to December 31, 2020, are:

Fiscal Year	(in thousands)
2021	$10,548
2022	10,947
2023	11,006
2024	11,067
2025	124,538
Thereafter	57,901
$226,007

Interest paid on short-term borrowings and long-term debt, net of amounts capitalized, for fiscal 2020, fiscal 2019 and fiscal 2018 totaled $10,885,000, $10,281,000 and $11,434,000, respectively.

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into two interest rate swap agreements on March 1, 2018 covering $50,000,000 of floating rate debt. The first agreement has a notional amount of $25,000,000, expires March 1, 2021, and requires the Company to pay interest at a defined rate of 2.559% while receiving interest at a defined variable rate of one-month LIBOR (1.875% at December 31, 2020). The second agreement has a notional amount of $25,000,000, expires March 1, 2023, and requires the Company to pay interest at a defined rate of 2.687% while receiving interest at a defined variable rate of one-month LIBOR (1.875% at December 31, 2020). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company’s interest rate swap agreements are considered effective and qualify as cash flow hedges. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. As of December 31, 2020, the interest rate swaps were considered highly effective. The fair value of the interest rate swaps on December 31, 2020 was a liability of $1,470,000, of which $100,000 is included in other accrued liabilities and $1,370,000 is included in other long-term obligations in the consolidated balance sheet. The fair value of the interest rate swap on December 26, 2019, was a liability of $1,194,000 and was included in other long-term obligations in the consolidated balance sheet. The Company does not expect the interest rate swaps to have a material effect on earnings within the next 12 months.

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

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Leases (continued)

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. When readily determinable, the Company uses the implicit rate in the lease in determining the present value of lease payments. When the lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, including the fixed rate the Company could borrow for a similar amount, over a similar lease term with similar collateral. The Company recognizes right-of-use assets for all assets subject to operating leases in an amount equal to the operating lease liabilities, adjusted for the balances of long-term prepaid rent, favorable lease intangible assets, deferred lease expense, unfavorable lease liabilities and deferred lease incentive liabilities. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

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

Total lease cost consists of the following:

Lease Cost	Classification	Fiscal 2020	Fiscal 2019
			(in thousands)
Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$2,851	$3,507
Interest on lease liabilities	Interest expense	1,048	1,247
		$3,899	$4,754

Operating lease costs:
Operating lease costs	Rent expense	$25,821	$24,302
Variable lease cost	Rent expense	724	1,560
Short-term lease cost	Rent expense	321	237
		$26,866	$26,099

Additional information related to leases is as follows:

Other Information	Fiscal 2020	Fisal 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$2,007	$2,544
Operating cash flows from finance leases	1,048	1,247
Operating cash flows from operating leases	17,685	25,266
Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	1,417	1,726
Operating lease liabilities, including from acquisitions	10,957	180,103

	December 31, 2020	December 26, 2019
	(in thousands)	(in thousands)
Finance leases:
Property and equipment – gross	$75,322	$74,357
Accumulated depreciation and amortization	(55,547)	(52,869)
Property and equipment - net	$19,775	$21,488

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Leases (continued)

Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	December 31, 2020	December 26, 2019
Weighted-average remaining lease terms:
Finance leases	9 years	10 years
Operating leases	15 years	15 years

Weighted-average discount rates:
Finance leases	4.62%	4.67%
Operating leases	4.53%	4.56%

Maturities of lease liabilities as of December 31, 2020 are as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2021	$30,318	$3,722
2022	28,418	3,404
2023	25,313	3,162
2024	25,381	3,056
2025	25,433	2,897
Thereafter	203,089	11,275
Total lease payments	337,952	27,516
Less: amount representing interest	(87,788)	(4,989)
Total lease liabilities	$250,164	$22,527

Due to the COVID-19 pandemic, the Company temporarily closed all of its theatres on March 17, 2020 and had temporarily closed all of its company-owned hotels by April 8, 2020. At that time, the Company began actively working with landlords to discuss changes to the timing of lease payments and contract terms of leases due to the pandemic. The lease terms were negotiated on a lease-by-lease basis with individual landlords. In conjunction with these lease discussions, the Company obtained lease concessions for the majority of its leases. Substantially all of the lease concessions were for the deferral of lease payments into future periods. This resulted in the total payments required by the modified contract being substantially the same as or less than the total payments required by the original contract. In accordance with FASB Staff Q&A – Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic issued in April 2020, the Company has made the policy election to account for these lease concessions as if they were made under the enforceable rights included in the original agreement and are thus outside of the modification framework. The Company has elected to account for these concessions as if no changes to the lease contract were made and has continued to recognize rent expense during the deferral period. Deferred rent payments of approximately $6,609,000 for the Company’s operating leases have been included in the total operating lease obligations as of December 31, 2020, of which approximately $1,158,000 is included in long-term operating lease obligations.

9.  Shareholders’ Equity and Share-Based Compensation

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

Through December 31, 2020, the Company’s Board of Directors has approved the repurchase of up to 11,687,500 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options and for savings and profit-sharing plan contributions. The Company repurchased 37,567, 30,139 and 82,722 shares pursuant to these authorizations during fiscal 2020, fiscal 2019 and fiscal 2018, respectively. At December 31, 2020, there were 2,718,994 shares available for repurchase under these authorizations.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Shareholders’ Equity and Share-Based Compensation (continued)

The Company’s Board of Directors has authorized the issuance of up to 750,000 shares of Common Stock for The Marcus Corporation Dividend Reinvestment and Associate Stock Purchase Plan. At December 31, 2020, there were 423,893 shares available under this authorization.

Shareholders have approved the issuance of up to 4,937,500 shares of Common Stock under various equity incentive plans. On February 25, 2021, the Company’s Board of Directors approved the issuance of an additional 2,500,000 shares of Common Stock under an amended equity incentive plan, which the Company will ask shareholders to approve at the Company’s May 2021 shareholder meeting. Stock options granted in May 2020 and February 2021 are contingent upon shareholder approval of the additional 2,500,000 shares of Common Stock. Stock options granted under the plans to employees generally become exercisable either 40% after two years, 60% after three years, 80% after four years and 100% after five years of the date of grant, or 50% after two years, 75% after three years and 100% after four years of the date of grant, depending on the date of grant. The options generally expire ten years from the date of grant as long as the optionee is still employed with the Company.

Awarded shares of non-vested stock cumulatively vest either 25% after three years of the grant date, 50% after five years of the grant date, 75% after ten years of the grant date and 100% upon retirement, or 50% after three years of the grant date and 100% after five years of the grant date, or 50% after two years of the grant date and 100% after four years of the grant date, depending on the date of grant. The non-vested stock may not be sold, transferred, pledged or assigned, except as provided by the vesting schedule included in the Company’s equity incentive plan. During the period of restriction, the holder of the non-vested stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock. Non-vested stock awards and shares issued upon option exercises may be issued from previously acquired treasury shares. At December 31, 2020, there were 216,247 shares available for grants of additional stock options, non-vested stock and other types of equity awards under the current plan.

Share-based compensation, including stock options and non-vested stock awards, is expensed over the vesting period of the awards based on the grant date fair value.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions used for awards granted during fiscal 2020, fiscal 2019 and fiscal 2018:

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 26, 2019	December 27, 2018
Risk-free interest rate	0.40 – 1.26%	2.50 – 2.60%	2.70 – 2.80%
Dividend yield	1.70 – 1.90%	1.70%	2.10%
Volatility	27 - 41%	27 – 32%	28 – 33%
Expected life	6 – 8 years	6 – 8 years	6 – 8 years

Total pre-tax share-based compensation expense was $4,385,000, $3,523,000 and $2,691,000 in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The recognized tax benefit on share-based compensation was $771,000, $1,127,000 and $2,617,000 in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The increase in the recognized tax benefit during fiscal 2018 was primarily due to an increase in stock options exercised where the market price was significantly greater than the grant date fair value of the stock options.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Shareholders’ Equity and Share-Based Compensation (continued)

A summary of the Company’s stock option activity and related information follows:

	December 31, 2020		December 26, 2019		December 27, 2018
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

	(options in thousands)
Outstanding at beginning of period	1,641	$25.46	1,450	$21.25	1,629	$18.08
Granted	728	23.47	329	41.67	336	27.59
Exercised	(31)	12.21	(97)	15.60	(478)	14.74
Forfeited	(104)	28.06	(41)	30.58	(37)	23.35
Outstanding at end of period	2,234	24.87	1,641	25.46	1,450	21.25
Exercisable at end of period	1,001	$20.38	802	$18.22	699	$15.87

Weighted-average fair value of options granted during the period	$5.96		$11.79		$7.87

Exercise prices for options outstanding as of December 31, 2020 ranged from $10.00 to $41.90. The weighted-average remaining contractual life of those options is 6.6 years. The weighted-average remaining contractual life of options currently exercisable is 4.3 years. There were 2,177,000 options outstanding, vested and expected to vest as of December 31, 2020, with a weighted-average exercise price of $24.82 and an intrinsic value of $547,000. Additional information related to these options segregated by exercise price range is as follows:

	Exercise Price Range
	$10.00 to	$18.35 to	$27.01 to
	$18.34	$27.00	$41.90

	(options in thousands)
Options outstanding	666	580	988
Weighted-average exercise price of options outstanding	$13.64	$23.21	$33.44
Weighted-average remaining contractual life of options outstanding	4.9	5.9	8.1
Options exercisable	423	415	163
Weighted-average exercise price of options exercisable	$14.17	$22.22	$31.77

The intrinsic value of options outstanding at December 31, 2020 was $559,000 and the intrinsic value of options exercisable at December 31, 2020 was $371,000. The intrinsic value of options exercised was $107, $2,135,000 and $10,373,000 during fiscal 2020, fiscal 2019 and fiscal 2018, respectively. As of December 31, 2020, total remaining unearned compensation cost related to stock options was $6,357,000, which will be amortized to expense over the remaining weighted-average life of 2.7 years.

A summary of the Company’s non-vested stock activity and related information follows:

	December 31, 2020		December 26, 2019		December 27, 2018
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Fair		Fair		Fair
	Shares	Value	Shares	Value	Shares	Value

	(options in thousands)
Outstanding at beginning of period	174	$29.16	158	$18.98	137	$21.94
Granted	42	31.43	39	38.24	52	29.02
Vested	(69)	26.56	(23)	18.60	(31)	16.41
Forfeited	—	—	—	—	—	—
Outstanding at end of period	147	$31.02	174	$29.16	158	$18.98

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Shareholders’ Equity and Share-Based Compensation (continued)

The Company expenses awards of non-vested stock based on the fair value of the Company’s common stock at the date of grant. As of December 31, 2020, total remaining unearned compensation related to non-vested stock was $2,863,000, which will be amortized over the weighted-average remaining service period of 2.4 years.

10.  Employee Benefit Plans

The Company has a qualified profit-sharing retirement savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides a matching contribution equal to 100% of the first 3% of compensation and 50% of the next 2% of compensation deposited by an employee into the 401(k) plan. During fiscal 2020, fiscal 2019 and fiscal 2018, the first 2% of the matching contribution was made with the Company’s common stock. Retirement savings plan expense was $1,718,000, $2,311,000 and $2,206,000 for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

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

The status of the Company’s unfunded nonqualified, defined-benefit and account-based retirement plan based on the respective December 31, 2020 and December 26, 2019 measurement dates is as follows:

	December 31,	December 26,
	2020	2019

	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$43,824	$35,640
Service cost	1,095	833
Interest cost	1,371	1,485
Actuarial loss	3,806	7,317
Benefits paid	(1,492)	(1,451)
Benefit obligation at end of year	$48,604	$43,824

Amounts recognized in the statement of financial position consist of:
Current accrued benefit liability (included in Other accrued liabilities)	$(1,401)	$(1,400)
Noncurrent accrued benefit liability (included in Other long-term obligations)	(47,203)	(42,424)
Total	$(48,604)	$(43,824)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$19,125	$16,373
Prior service credit	(387)	(451)
Total	$18,738	$15,922

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Employee Benefit Plans (continued)

	Year Ended
	December 31,	December 26,	December 27,
	2020	2019	2018

	(in thousands)
Net periodic pension cost:
Service cost	$1,095	$833	$926
Interest cost	1,371	1,485	1,364
Net amortization of prior service cost and actuarial loss	990	436	621
	$3,456	$2,754	$2,911

The $13,847,000 loss, net of tax, included in accumulated other comprehensive loss at December 31, 2020, consists of the $14,133,000 net actuarial loss, net of tax, and the $286,000 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost. The $11,766,000 loss, net of tax, included in accumulated other comprehensive loss at December 26, 2019, consists of the $12,100,000 net actuarial loss, net of tax, and the $334,000 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost.

The accumulated benefit obligation was $43,548,000 and $37,474,000 as of December 31, 2020 and December 26, 2019, respectively.

The pre-tax change in the benefit obligation recognized in other comprehensive loss was as follows:

	Year Ended
	December 31, 2020	December 26, 2019

	(in thousands)
Net actuarial loss	$3,806	7,317
Amortization of the net actuarial loss	(1,055)	(499)
Amortization of the prior year service credit	64	63
Total	$2,815	6,881

The weighted-average assumptions used to determine the benefit obligations as of the measurement dates were as follows:

	December 31, 2020	December 26, 2019
Discount rate	2.45%	3.10%
Rate of compensation increase	4.00%	4.00%

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Year Ended
	December 31,	December 26,	December 27,
	2020	2019	2018
Discount rate	3.10%	4.15%	3.60%
Rate of compensation increase	4.00%	4.00%	4.00%

Benefit payments expected to be paid subsequent to December 31, 2020, are:

Fiscal Year	(in thousands)
2021	$1,401
2022	1,716
2023	1,519
2024	1,777
2025	2,177
Years 2026 – 2030	12,273

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Income Taxes

The components of the net deferred tax liability are as follows:

	December 31, 2020	December 26, 2019

	(in thousands)
Accrued employee benefits	$16,685	$15,145
Depreciation and amortization	(82,964)	(69,100)
Operating lease assets	(58,704)	(62,339)
Operating lease liabilities	64,055	62,750
Net operating loss and tax credit carryforwards	21,526	—
Other	5,973	5,282
Net deferred tax liability	$(33,429)	$(48,262)

The Company has a federal net operating loss carryforward of $28,691,000 and a state net operating loss carryforward of $175,039,000 as of December 31, 2020.  In addition, the Company has federal tax credit carryforwards of $5,074,000 as of December 31, 2020.

Income tax expense consists of the following:

	Year Ended
	December 31,	December 26,	December 27,
	2020	2019	2018

	(in thousands)
Current:
Federal	$(32,626)	$1,187	$7,022
State	526	2,041	3,181
Deferred:
Federal	(24,751)	9,228	2,815
State	(14,085)	(136)	109
	$(70,936)	$12,320	$13,127

The Company’s effective income tax rate, adjusted for earnings (losses) from noncontrolling interests, was 36.2%, 22.7% and 19.7% for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The Company's effective income tax rate during fiscal 2020 benefitted from several accounting method changes and the March 27, 2020 signing of the CARES Act, one of the provisions of which allows the Company's 2019 and 2020 taxable losses to be carried back to prior fiscal years during which the federal income tax rate was 35%, compared to the current statutory federal income tax rate of 21%. During fiscal 2020, the Company recorded current tax benefits of $11,976,000 and deferred tax benefits of $8,095,000 related to the CARES Act and tax accounting changes. Excluding these favorable impacts, the company’s effective income tax rate for fiscal 2020 was 26.0%. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interests in its income tax expense as the entity is considered a pass-through entity and, as such, the income tax expense or benefit is attributable to its owners.

The Company has evaluated the provisions of the CARES Act. Among other things, the CARES Act includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. After reviewing these provisions, the Company filed income tax refund claims of approximately $37,400,000 in fiscal 2020, with the primary benefit derived from several accounting method changes and new rules for qualified improvement property expenditures and net operating loss carrybacks. In fiscal 2020, the Company received $31,500,000 of the requested tax refunds. The Company expects to receive the remaining $5,900,000 during the first quarter of fiscal 2021. The Company also expects to apply a significant portion of the tax loss incurred in fiscal 2020 to prior year income, which may also result in a refund that may approximate $21,000,000 in fiscal 2021 when the Company's fiscal 2020 tax return is filed (with additional tax loss carryforwards that may be used in future years).

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Income Taxes (continued)

During fiscal 2018, the Company recorded current tax benefits of $1,947,000 related to reductions in deferred tax liabilities related to tax accounting method changes that the Company made subsequent to the Tax Cuts and Jobs Act of 2017. Excluding these favorable impacts, the Company’s effective income tax rate for fiscal 2018 was 22.7%. The Company also recorded significant current tax benefits in fiscal 2018 related to excess tax benefits on share-based compensation.

A reconciliation of the statutory federal tax rate to the effective tax rate on earnings attributable to The Marcus Corporation follows:

	Year Ended
	December 31,	December 26,	December 27,
	2020	2019	2018
Statutory federal tax rate	21.0%	21.0%	21.0%
Tax benefit from Tax Cuts and Jobs Act of 2017	—	—	(2.9)
Tax benefit from CARES Act and accounting method changes	10.3	—	—
State income taxes, net of federal income tax benefit	5.0	5.5	6.1
Tax credits, net of federal income tax benefit	0.2	(2.7)	(1.1)
Other	(0.3)	(1.1)	(3.4)
	36.2%	22.7%	19.7%

Net income taxes paid (refunded) in fiscal 2020, fiscal 2019 and fiscal 2018 were $(33,275,000), $3,062,000 and $(218,000), respectively. Net income taxes refunded in fiscal 2020 included $31,500,000 related to net operating loss carrybacks to prior years, as allowed under the provisions of the CARES Act.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefit are as follows:

	Year Ended
	December 31,	December 26,	December 27,
	2020	2019	2018

	(in thousands)
Balance at beginning of year	$—	$—	$102
Increases due to:
Tax positions taken in prior years	—	—	—
Tax positions taken in current year	—	—	—
Decreases due to:
Tax positions taken in prior years	—	—	—
Settlements with taxing authorities	—	—	(102)
Lapse of applicable statute of limitations	—	—	—
Balance at end of year	$—	$—	$—

During fiscal 2018, the Company settled a dispute with a state taxing authority and no longer carries an unrecognized tax benefit subsequent to December 27, 2018. The Company had no accrued interest or penalties at December 31, 2020 or December 26, 2019. The Company classifies interest and penalties relating to income taxes as income tax expense. For the year ended December 31, 2020, $296,000 of interest income was recognized in the consolidated statement of earnings (loss), compared to $1,000 of interest income for the year ended December 26, 2019 and $68,000 of interest income for the year ended December 27, 2018.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Income Taxes (continued)

The Company is currently undergoing an examination by the Internal Revenue Service of its fiscal 2019 income tax return.  This examination also includes the previous five fiscal years to the extent that net operating losses were carried back to those fiscal years under provisions of the CARES Act. During fiscal 2018, the Company settled, with no change, an examination by the Internal Revenue Service of its income tax return for the 31 weeks ended December 31, 2015. With certain exceptions, the Company’s state income tax returns are no longer subject to examination prior to fiscal 2016. At this time, the Company does not expect the results from any income tax audit or appeal to have a significant impact on the Company’s financial statements.

The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

12. Commitments and License Rights

Commitments - The Company has commitments for the completion of construction at various properties totaling approximately $2,049,000 at December 31, 2020.

License Rights – As of December 31, 2020, the Company had license rights to operate three hotels using the Hilton trademark and two hotels using the Marriott trademark. Under the terms of the licenses, the Company is obligated to pay fees based on defined gross sales.

13. Joint Venture Transactions

At December 31, 2020 and December 26, 2019, the Company held investments with aggregate carrying values of $2,084,000 and $3,593,000, respectively, in several joint ventures, one of which is accounted for under the equity method, and two of which are investments in equity investments without readily determinable fair values. During fiscal 2020, the Company recorded an other-than-temporary impairment loss of approximately $811,000 in which it was determined that the fair value of its equity method investment in a joint venture was less than its carrying value. The $811,000 impairment loss is included within Equity losses from unconsolidated joint ventures in the consolidated statement of earnings (loss) as of December 31, 2020. Early in fiscal 2021, pursuant to a recapitalization of this joint venture, the Company surrendered its ownership interest in this entity. The Company also sold its interest in an equity investment without a readily determinable fair value early in fiscal 2021.

THE MARCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Business Segment Information

The Company evaluates performance and allocates resources based on the operating income (loss) of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Following is a summary of business segment information for fiscal 2020, fiscal 2019 and fiscal 2018:

		Hotels/	Corporate
	Theatres	Resorts	Items	Total

	(in thousands)
Fiscal 2020
Revenues	$132,624	$104,638	$426	$237,688
Operating loss	(121,429)	(43,885)	(13,108)	(178,422)
Depreciation and amortization	53,460	21,096	496	75,052
Assets	871,655	309,320	73,203	1,254,178
Capital expenditures and acquisitions	15,828	4,669	866	21,363

Fiscal 2019
Revenues	$557,080	$263,350	$433	$820,863
Operating income (loss)	76,903	10,050	(18,762)	68,191
Depreciation and amortization	51,202	20,430	645	72,277
Assets	953,299	337,206	68,681	1,359,186
Capital expenditures and acquisitions	61,604	31,783	780	94,167

Fiscal 2018
Revenues	$446,804	$259,892	$424	$707,120
Operating income (loss)	88,790	12,480	(18,081)	83,189
Depreciation and amortization	38,760	22,229	353	61,342
Assets	624,512	306,162	58,657	989,331
Capital expenditures and acquisitions	43,568	14,931	161	58,660

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act during the fourth quarter of our fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to the relevant information set forth under the captions “Election of Directors” and “Board of Directors and Corporate Governance” in the definitive Proxy Statement for our 2021 Annual Meeting of Shareholders scheduled to be held on May 6, 2021 (our “Proxy Statement”). Information regarding our executive officers may be found in Part I of this Form 10-K under the caption “Executive Officers of the Company.” Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Number of securities to be	Weighted-average	Number of securities remaining available
issued upon the exercise	exercise price of	for future issuance under current equity
of outstanding options,	outstanding options,	compensation plan (excluding
warrants and rights	warrants and rights	securities reflected in the first column)
2,234,000	$24.87	216,000

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

(a)(1)Financial Statements.

The information required by this item is set forth in “Item 8 – Financial Statements and Supplementary Data” above.

(a)(2)Financial Statement Schedules.

All schedules are omitted because they are inapplicable, not required under the instructions or the financial information is included in the consolidated financial statements or notes thereto.

(a)(3)Exhibits.

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

3.1	Restated Articles of Incorporation. [Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended November 13, 1997.]

3.2	By-Laws of The Marcus Corporation, as amended. [Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2020.]

4.1

Credit Agreement, dated January 9, 2020, by and among The Marcus Corporation and the several banks party thereto, including JPMorgan Chase Bank, N.A., as Administrative Agent, and U.S. Bank National Association, as Syndication Agent.  [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated January 9, 2020.]

4.2

First Amendment to Credit Agreement, dated April 29, 2020, among The Marcus Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.] [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated April 30, 2020.]

4.3

Second Amendment to Credit Agreement, dated September 15, 2020, among The Marcus Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.]

4.4	The Marcus Corporation Note Purchase Agreement, dated June 27, 2013. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 27, 2013.]

4.5

The First Amendment to Note Purchase Agreement, dated June 27, 2013, dated April 29, 2020. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.] [Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated April 30, 2020.]

4.6

The Second Amendment to Note Purchase Agreement, dated June 27, 2013, dated June 26, 2020. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.]

4.7

The Third Amendment to Note Purchase Agreement, dated June 27, 2013, dated September 15, 2020. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.]

4.8	The Marcus Corporation Note Purchase Agreement, dated December 21, 2016. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated February 22, 2017.]

4.9

The First Amendment to Note Purchase Agreement, dated December 21, 2016, dated April 29, 2020. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.] [Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated April 30, 2020.]

4.10

The Second Amendment to Note Purchase Agreement, dated December 21, 2016, dated June 26, 2020. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.]

4.11

The Third Amendment to Note Purchase Agreement, dated December 21, 2016, dated September 15, 2020. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.]

4.12

Indenture, dated September 22, 2020, between The Marcus Corporation and U.S. Bank, N.A., as trustee. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 22, 2020.]

Other than as set forth in Exhibits 4.1 through 4.12, we have numerous instruments which define the rights of holders of long-term debt.  These instruments, primarily promissory notes, have arisen from the purchase of operating properties in the ordinary course of business.  These instruments are not being filed with this Annual Report on Form 10-K in reliance upon Item 601(b)(4)(iii) of Regulation S-K.  Copies of these instruments will be furnished to the Securities and Exchange Commission upon request.

4.13	Description of the Registrant’s Securities. [Incorporated by reference to Exhibit 4.5 to our Annual Report on Form 10-K for the fiscal year ended December 26, 2019.]

10.1*	The Marcus Corporation Non-Employee Director Compensation Plan.

10.2*	The Marcus Corporation Variable Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 7, 2009.]

10.3*	The Marcus Corporation Deferred Compensation Plan. [Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended May 25, 2006.]

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

10.23*

Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award Agreement for awards granted after May 6, 2020 (Employees).  [Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2020.]

10.24*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for one-time awards granted on February 25, 2021 (Employees).

10.25

Shareholders’ Agreement dated as of February 1, 2019, by and between The Marcus Corporation and Southern Margin Loan SPV LLC.  [Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-3ASR filed with the Securities and Exchange Commission on February 1, 2019.]

10.26

Underwriting Agreement, dated as of February 4, 2019, by and among The Marcus Corporation, Goldman Sachs & Co. LLC, as the Underwriter and Southern Margin Loan SPV LLC, as the Selling Shareholder. [Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2019.]

10.27

Purchase Agreement, dated September 17, 2020, between The Marcus Corporation and J.P. Morgan Securities LLC, as representative of the Initial Purchasers. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 22, 2020.]

10.28	Form of Capped Call Transaction Confirmation. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 22, 2020.]

14.1	The Marcus Corporation Code Of Conduct, as amended February 18, 2020.

21	Our subsidiaries as of December 31, 2020.

22	List of guarantor subsidiaries.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350.

99

Proxy Statement for the 2021 Annual Meeting of Shareholders.  (The Proxy Statement for the 2021 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of our fiscal year.)

101

The following materials from The Marcus Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101).

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

THE MARCUS CORPORATION

Date: March 5, 2021	By:	/s/ Gregory S. Marcus
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