Form 10-Q
period 2021-04-01
MARCUS CORP
filed 2021-05-11
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2021

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

COMMON STOCK OUTSTANDING AT APRIL 28, 2021 – 24,085,259

CLASS B COMMON STOCK OUTSTANDING AT APRIL 28, 2021 – 7,305,639

THE MARCUS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

	April 1,	December 31,
(in thousands, except share and per share data)	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$6,013	$6,745
Restricted cash	6,890	7,343
Accounts receivable, net of reserves of $1,196 and $1,284, respectively	6,572	6,359
Government grants receivable	—	4,913
Refundable income taxes	24,867	27,934
Assets held for sale	8,658	4,117
Other current assets	10,654	10,406
Total current assets	63,654	67,817

Property and equipment:
Land and improvements	140,302	145,671
Buildings and improvements	759,852	759,421
Leasehold improvements	164,000	163,879
Furniture, fixtures and equipment	374,734	374,253
Finance lease right-of-use assets	75,338	75,322
Construction in progress	5,460	3,360
Total property and equipment	1,519,686	1,521,906
Less accumulated depreciation and amortization	691,446	673,578
Net property and equipment	828,240	848,328

Operating lease right-of-use assets	227,899	229,660

Other assets:
Investments in joint ventures	—	2,084
Goodwill	75,165	75,188
Other	30,871	31,101
Total other assets	106,036	108,373
TOTAL ASSETS	$1,225,829	$1,254,178

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

	April 1,	December 31,
(in thousands, except share and per share data)	2021	2020

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,277	$13,158
Taxes other than income taxes	16,765	18,308
Accrued compensation	7,916	7,633
Other accrued liabilities	56,344	58,154
Short-term borrowings	83,259	87,194
Current portion of finance lease obligations	2,731	2,783
Current portion of operating lease obligations	18,914	19,614
Current maturities of long-term debt	11,361	10,548
Total current liabilities	210,567	217,392

Finance lease obligations	19,166	19,744

Operating lease obligations	228,493	230,550

Long-term debt	227,770	193,036

Deferred income taxes	20,131	33,429

Other long-term obligations	61,847	61,304

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock, $1 par; authorized 50,000,000 shares; issued 24,048,531 shares at April 1, 2021 and 23,264,259 shares at December 31, 2020	24,049	23,264
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 7,405,639 shares at April 1, 2021 and 7,925,254 shares at December 31, 2020	7,406	7,926
Capital in excess of par	138,446	153,529
Retained earnings	304,468	331,897
Accumulated other comprehensive loss	(14,481)	(14,933)
	459,888	501,683
Less cost of Common Stock in treasury (63,087 shares at April 1, 2021 and 124,758 shares at December 31, 2020)	(2,033)	(2,960)
Total shareholders’ equity attributable to The Marcus Corporation	457,855	498,723
Noncontrolling interest	—	—
Total equity	457,855	498,723

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,225,829	$1,254,178

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings (Loss)

	13 Weeks Ended
	April 1,	March 26,
(in thousands, except per share data)	2021	2020

Revenues:
Theatre admissions	$10,685	$55,395
Rooms	9,044	16,989
Theatre concessions	9,919	45,930
Food and beverage	5,912	13,614
Other revenues	11,894	18,776
	47,454	150,704
Cost reimbursements	3,333	8,756
Total revenues	50,787	159,460

Costs and expenses:
Theatre operations	18,270	54,016
Rooms	5,265	9,655
Theatre concessions	4,496	22,211
Food and beverage	5,370	14,465
Advertising and marketing	2,549	5,390
Administrative	13,316	17,732
Depreciation and amortization	17,979	19,033
Rent	6,341	6,954
Property taxes	4,739	6,029
Other operating expenses	4,790	8,707
Impairment charges	—	8,712
Reimbursed costs	3,333	8,756
Total costs and expenses	86,448	181,660

Operating loss	(35,661)	(22,200)

Other income (expense):
Investment income (loss)	40	(695)
Interest expense	(4,843)	(2,516)
Other expense	(628)	(590)
Gain (loss) on disposition of property, equipment and other assets	2,204	(12)
Equity losses from unconsolidated joint ventures, net	—	(57)
	(3,227)	(3,870)

Net loss before income taxes	(38,888)	(26,070)
Income tax benefit	(10,758)	(6,570)
Net loss	(28,130)	(19,500)
Net loss attributable to noncontrolling interests	—	(148)
Net loss attributable to The Marcus Corporation	$(28,130)	$(19,352)

Net loss per share - basic:
Common Stock	$(0.93)	$(0.64)
Class B Common Stock	$(0.80)	$(0.58)

Net loss per share - diluted:
Common Stock	$(0.93)	$(0.64)
Class B Common Stock	$(0.80)	$(0.58)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

	13 Weeks Ended
	April 1,	March 26,
(in thousands)	2020	2020

Net loss	$(28,130)	$(19,500)

Other comprehensive income (loss), net of tax:

Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $86 and $65, respectively	242	183

Fair market value adjustment of interest rate swaps, net of tax effect (benefit) of $6 and $(288), respectively	17	(814)

Reclassification adjustment on interest rate swaps included in interest expense, net of tax effect of $68 and $31, respectively	193	84

Other comprehensive income (loss)	452	(547)

Comprehensive loss	(27,678)	(20,047)

Comprehensive loss attributable to noncontrolling interests	—	(148)

Comprehensive loss attributable to The Marcus Corporation	$(27,678)	$(19,899)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	13 Weeks Ended
(in thousands)	April 1, 2021	March 26, 2020

OPERATING ACTIVITIES:
Net loss	$(28,130)	$(19,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Losses on investments in joint ventures	—	57
(Gain) loss on disposition of property, equipment and other assets	(2,204)	12
Impairment charges	—	8,712
Depreciation and amortization	17,979	19,033
Amortization of debt issuance costs	623	49
Share-based compensation	1,484	988
Deferred income taxes	(10,794)	(2,275)
Other long-term liabilities	1,164	(348)
Contribution of the Company’s stock to savings and profit-sharing plan	1,012	1,315
Changes in operating assets and liabilities:
Accounts receivable	(213)	14,700
Government grant receivable	4,913	—
Other assets	23	1,408
Operating leases	(996)	2,342
Accounts payable	(800)	(22,047)
Income taxes	6,010	(4,522)
Taxes other than income taxes	(1,543)	(4,769)
Accrued compensation	283	(957)
Other accrued liabilities	(1,794)	(10,816)
Total adjustments	15,147	2,882
Net cash used in operating activities	(12,983)	(16,618)

INVESTING ACTIVITIES:
Capital expenditures	(1,525)	(9,978)
Proceeds from disposals of property, equipment and other assets	4,308	3
Other investing activities	(231)	(206)
Net cash provided by (used in) investing activities	2,552	(10,181)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	36,000	188,000
Repayment of borrowings on revolving credit facility	(22,000)	(49,000)
Repayment on short-term borrowings	(4,150)	—
Principal payments on long-term debt	(93)	(177)
Debt issuance costs	(4)	(414)
Principal payments on finance lease obligations	(630)	(635)
Equity transactions:
Treasury stock transactions, except for stock options	(1,169)	(226)
Exercise of stock options	1,292	45
Dividends paid	—	(5,145)
Net cash provided by financing activities	9,246	132,448

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,185)	105,649
Cash, cash equivalents and restricted cash at beginning of period	14,088	25,618
Cash, cash equivalents and restricted cash at end of period	$12,903	$131,267

Supplemental Information:
Interest paid, net of amounts capitalized	$5,952	$2,970
Income taxes (paid) refunded	5,974	(226)
Change in accounts payable for additions to property, equipment and other assets	919	(145)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE 13 WEEKS ENDED APRIL 1, 2021

1. General

Basis of Presentation - The unaudited consolidated financial statements for the 13 weeks ended April 1, 2021 and March 26, 2020 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at April 1, 2021, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 31, 2020, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.

During the 13 weeks ended April 1, 2021, there were no significant changes made to the Company’s significant accounting policies other than the changes attributable to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The convertible debt policy updates are applied prospectively in the Company’s financial statements from January 1, 2021 forward. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical period. See Note 4 for further discussion.

Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $17,958,000 and $19,034,000 for the 13 weeks ended April 1, 2021 and March 26, 2020, respectively.

Assets Held for Sale – Long-lived assets that are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria are classified as assets held for sale and included within current assets on the consolidated balance sheet. Assets held for sale are measured at the lower of their carrying value or their fair value less costs to sell the asset. As of April 1, 2021 and December 31, 2020, assets held for sale consists primarily of excess land.

Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. This includes quantitative and qualitative factors, including evaluating the historical actual operating performance of the long-lived assets and assessing the potential impact of recent events and transactions impacting the long-lived assets. If such indicators are present, the Company determines if the long-lived assets are recoverable by assessing whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. If the long-lived assets are not recoverable, the Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. During the 13 weeks ended March 26, 2020, the Company determined that indicators of impairment were present. As such, the Company evaluated the value of its property and equipment and the value of its operating lease right-of-use assets and recorded an impairment charge as discussed in Note 3. There were no indicators of impairment identified during the 13 weeks ended April 1, 2021.

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

During the 13 weeks ended March 26, 2020 the Company determined that indicators of impairment were present and performed a quantitative test. In order to determine fair value, the Company used assumptions based on information available to it as of the date of the quantitative test, including both market data and forecasted future cash flows (Level 3 pricing inputs). The Company then used this information to determine fair value. During the 13 weeks ended March 26, 2020, the Company determined that the fair value of its goodwill was greater than it carrying value and no impairment was required. There were no indicators of impairment identified during the 13 weeks ended April 1, 2021.

Trade Name Intangible Asset – The Company recorded a trade name intangible asset in conjunction with the Movie Tavern acquisition that was determined to have an indefinite life. The Company reviews its trade name intangible asset for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the 13 weeks ended March 26, 2020, the Company determined that indicators of impairment were present. As such, the Company evaluated the value of its trade name intangible asset and recorded an impairment charge of $2,200,000 (see Note 3 for further review). There were no indicators of impairment identified during the 13 weeks ended April 1, 2021.

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings (loss) per share for net earnings (loss) and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended
	April 1, 2021	March 26, 2020

	(in thousands, except per share data)
Numerator:
Net loss attributable to The Marcus Corporation	$(28,130)	$(19,352)
Denominator:
Denominator for basic EPS	31,196	30,975
Effect of dilutive employee stock options	—	—
Denominator for diluted EPS	31,196	30,975
Net loss per share - basic:
Common Stock	$(0.93)	$(0.64)
Class B Common Stock	$(0.80)	$(0.58)
Net loss per share - diluted:
Common Stock	$(0.93)	$(0.64)
Class B Common Stock	$(0.80)	$(0.58)

For the periods when the Company reports a net loss, common stock equivalents are excluded from the computation of diluted loss per share as their inclusion would have an antidilutive effect.

Shareholders’ Equity - Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interests for the 13 weeks ended April 1, 2021 and March 26, 2020 was as follows (in thousands, except per share data):

							Shareholders’
							Equity
					Accumulated		Attributable
		Class B	Capital		Other		to The	Non-
	Common	Common	in Excess	Retained	Comprehensive	Treasury	Marcus	controlling	Total
	Stock	Stock	of Par	Earnings	Loss	Stock	Corporation	Interests	Equity
BALANCES AT DECEMBER 31, 2020	$23,264	$7,926	$153,529	$331,897	$(14,933)	$(2,960)	$498,723	$—	$498,723
Adoption of ASU No. 2020-06 (see Note 4)	—	—	(16,511)	702	—	—	(15,809)	—	(15,809)
Exercise of stock options	—	—	(659)	—	—	1,951	1,292	—	1,292
Purchase of treasury stock	—	—	—	—	—	(1,181)	(1,181)	—	(1,181)
Savings and profit-sharing contribution	44	—	968	—	—	—	1,012	—	1,012
Reissuance of treasury stock	—	—	2	—	—	10	12	—	12
Issuance of non-vested stock	221	—	(367)	—	—	146	—	—	—
Shared-based compensation	—	—	1,484	—	—	—	1,484	—	1,484
Other	—	—	—	(1)	—	1	—	—	—
Conversions of Class B Common Stock	520	(520)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(28,130)	452	—	(27,678)	—	(27,678)
BALANCES AT APRIL 1, 2021	$24,049	$7,406	$138,446	$304,468	$(14,481)	$(2,033)	$457,855	$—	$457,855

							Shareholders’
							Equity
					Accumulated		Attributable
		Class B	Capital		Other		to The	Non-
	Common	Common	in Excess	Retained	Comprehensive	Treasury	Marcus	controlling	Total
	Stock	Stock	of Par	Earnings	Loss	Stock	Corporation	Interests	Equity
BALANCES AT DECEMBER 26, 2019	$23,254	$7,936	$145,549	$461,884	$(12,648)	$(4,540)	$621,435	$23	$621,458
Cash Dividends:
$.15 Class B Common Stock	—	—	—	(1,224)	—	—	(1,224)	—	(1,224)
$.16 Common Stock	—	—	—	(3,921)	—	—	(3,921)	—	(3,921)
Exercise of stock options	—	—	5	—	—	40	45	—	45
Purchase of treasury stock	—	—	—	—	—	(274)	(274)	—	(274)
Savings and profit-sharing contribution	—	—	299	—	—	1,016	1,315	—	1,315
Reissuance of treasury stock	—	—	2	—	—	46	48	—	48
Issuance of non-vested stock	—	—	(149)	—	—	149	—	—	—
Shared-based compensation	—	—	988	—	—	—	988	—	988
Conversions of Class B Common Stock	10	(10)	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	(19,352)	(547)	—	(19,899)	(148)	(20,047)
BALANCES AT MARCH 26, 2020	$23,264	$7,926	$146,694	$437,387	$(13,195)	$(3,563)	$598,513	$(125)	$598,388

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	April 1,	December 31,
	2021	2020

	(in thousands)
Unrecognized loss on interest rate swap agreements	$(876)	$(1,086)
Net unrecognized actuarial loss for pension obligation	(13,605)	(13,847)
	$(14,481)	$(14,933)

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At April 1, 2021 and December 31, 2020, respectively, the Company’s $1,715,000 and $1,415,000 of debt and equity securities classified as trading were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At April 1, 2021 and December 31, 2020, respectively, the Company’s $1,186,000 and $1,470,000 liability related to the Company’s interest rate swap contracts was valued using Level 2 pricing inputs.

Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At April 1, 2021 and December 31, 2020, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs. Assets and liabilities that are measured on a non-recurring basis are discussed in Note 3.

Defined Benefit Plan - The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks	13 Weeks
	Ended	Ended
	April 1, 2021	March 26, 2020

	(in thousands)
Service cost	$281	$274
Interest cost	300	342
Net amortization of prior service cost and actuarial loss	328	248
Net periodic pension cost	$909	$864

Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of earnings.

Revenue Recognition – The disaggregation of revenues by business segment for the 13 weeks ended April 1, 2021 and March 26, 2020 is as follows (in thousands):

	13 Weeks Ended April 1, 2021
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$10,685	$—	$—	$10,685
Rooms	—	9,044	—	9,044
Theatre concessions	9,919	—	—	9,919
Food and beverage	—	5,912	—	5,912
Other revenues(1)	1,915	9,879	100	11,894
Cost reimbursements	43	3,290	—	3,333
Total revenues	$22,562	$28,125	$100	$50,787

	13 Weeks Ended March 26, 2020
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$55,395	$—	$—	$55,395
Rooms	—	16,989	—	16,989
Theatre concessions	45,930	—	—	45,930
Food and beverage	—	13,614	—	13,614
Other revenues(1)	7,703	10,984	89	18,776
Cost reimbursements	183	8,573	—	8,756
Total revenues	$109,211	$50,160	$89	$159,460

(1)	Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.

The Company had deferred revenue from contracts with customers of $38,773,000 and $37,307,000 as of April 1, 2021 and December 31, 2020, respectively. The Company had no contract assets as of April 1, 2021 and December 31, 2020. During the 13 weeks ended April 1, 2021, the Company recognized revenue of $2,240,000 that was included in deferred revenue as of December 31, 2020. During the 13 weeks ended March 26, 2020, the Company recognized revenue of $11,240,000 that was included in deferred revenues as of December 26, 2019. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced ticket sales and the Company’s loyalty program.

As of April 1, 2021, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $4,579,000 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. The Company recognizes revenue as the tickets are redeemed, which is expected to occur within the next two years.

As of April 1, 2021, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $2,944,000 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.

The majority of the Company’s revenue is recognized in less than one year from the original contract.

New Accounting Pronouncements – On January 1, 2021, the Company adopted Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Incomes Taxes. The amendments in ASU No. 2019-12 are designed to simplify the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify generally accepted accounting principles for other areas of Topic 740 by clarifying and amending existing guidance. The adoption of the new standard did not have a material effect on the Company’s consolidated financial statements.

On January 1, 2021, the Company early adopted ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Subtopic 470-20 is designed to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Refer to Note 4 for further discussion.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. ASU No. 2020-04 is effective as of March 12, 2020 through December 31, 2022. The Company will evaluate the effect the new standard will have on its consolidated financial statements when a replacement rate is chosen.

2. Impact of COVID-19 Pandemic

The COVID-19 pandemic has had an unprecedented impact on the world and both of the Company’s business segments. The situation continues to be volatile and the social and economic effects are widespread. As an operator of movie theatres, hotels and resorts, restaurants and bars, each of which consists of spaces where customers and guests gather in close proximity, the Company’s businesses are significantly impacted by protective actions that federal, state and local governments have taken to control the spread of the pandemic, and customers’ reactions or responses to such actions. These actions have included, among other things, declaring national and state emergencies, encouraging social distancing, restricting freedom of movement and congregation, mandating non-essential business closures, issuing curfews, limiting business capacity, mandating mask-wearing and issuing shelter-in-place, quarantine and stay-at-home orders.

The Company began the first quarter of fiscal 2021 with approximately 52% of its theatres open. As state and local restrictions were eased in several of its markets and several new films were released by movie studios, the Company gradually reopened theatres during the 13 weeks ended April 1, 2021 and ended the fiscal 2021 first quarter with approximately 74% of its theatres open. The majority of the Company’s reopened theatres continued to operate with reduced operating days (Fridays, Saturdays, Sundays and Tuesdays) and reduced operating hours during the fiscal 2021 first quarter. All of the reopened theatres operated at significantly reduced attendance levels compared to prior pre-COVID-19 pandemic years due to customer concerns related to the COVID-19 pandemic and a reduction in the number of new films released during the first quarter of fiscal 2021.

The Company began the first quarter of fiscal 2021 with all eight of its company-owned hotels and all but one of its managed hotels open. As of the end of the fiscal 2021 first quarter, the Company’s two SafeHouse® restaurants and bars remain temporarily closed, but the majority of the Company’s restaurants and bars in its hotels and resorts are open, operating under applicable state and local restrictions and guidelines. The majority of the Company’s hotels and restaurants are generating significantly reduced revenues as compared to prior years.

Since the COVID-19 crisis began, the Company has been working proactively to preserve cash and enhance liquidity. In fiscal 2020, the Company obtained additional financing and modified previously existing debt covenants (see Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020). During the 13 weeks ended April 1, 2021, the Company received the remaining $5,900,000 of requested tax refunds from its fiscal 2019 tax return. During fiscal 2020, a number of states elected to provide grants to certain businesses most impacted by the COVID-19 pandemic, utilizing funds received by the applicable state under provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”). The Company received $4,913,000 of these prior year grants during the 13 weeks ended April 1, 2021. Also during the 13 weeks ended April 1, 2021, the Company was awarded and received an additional $1,270,000 in theatre grants from another state.

During the first quarter of fiscal 2021, the Company filed income tax refund claims of $24,200,000 related to its fiscal 2020 tax return, with the primary benefit derived from net operating loss carrybacks. Additional income tax loss carryforwards are expected to be generated during fiscal 2021 that will benefit future years.

The COVID-19 pandemic and the resulting impact on the Company’s operating performance has affected, and may continue to affect, the estimates and assumptions made by management. Such estimates and assumptions include, among other things, the Company’s goodwill and long-lived asset valuations and the measurement of compensation costs for annual and long-term incentive plans. Events and changes in circumstances arising after April 1, 2021, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

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

During the 13 weeks ended March 26, 2020, the Company determined that indicators of impairment were evident related to its trade name intangible asset. The Company estimated the fair value of its trade name intangible asset as of March 26, 2020 using an income approach, specifically the relief from royalty method, which uses certain assumptions that are Level 3 pricing inputs, including future revenues attributable to the trade name, a royalty rate (1.0% as of March 26, 2020) and a discount rate (17.0% as of March 26, 2020). During the 13 weeks ended March 26, 2020, the Company determined that the fair value of the asset was less than the carrying value and recorded a $2,200,000 impairment loss. The fair value of the trade name intangible asset was $6,900,000 as of April 1, 2021.

4. Long-Term Debt and Short-Term Borrowings

Long-term debt is summarized as follows:

	April 1,2021	December 31, 2020

	(in thousands, except payment data)
Mortgage notes	$24,482	$24,482
Senior notes	100,000	100,000
Unsecured term note due February 2025, with monthly principal and interest payments of $39,110, bearing interest at 5.75%	1,642	1,735
Convertible senior notes	100,050	100,050
Payroll Protection Program loans	3,424	3,424
Revolving credit agreement	14,000	—
Debt issuance costs	(4,467)	(3,684)
	239,131	226,007
Less current maturities, net of issuance costs	11,361	10,548
Less debt discount	—	22,423
	$227,770	$193,036

Credit Agreement

At April 1, 2021, the Company had a revolving credit facility totaling $225,000,000 in place under an existing credit agreement that matures on January 9, 2025. There were borrowings of $14,000,000 outstanding on the revolving credit facility at April 1, 2021, bearing interest at LIBOR plus a margin, effectively 3.35% at April 1, 2021. The revolving credit facility requires an annual facility fee of 0.40% on the total commitment. Availability under the line at April 1, 2021, was $207,199,000, after taking into consideration outstanding letters of credit that reduce revolver availability.

The credit agreement also provides for a Senior Term Loan A (the “Term Loan A”) that matures September 22, 2021. The $90,800,000 Term Loan A, net of amortized debt issuance costs of $436,000 and prepayments of $7,105,000 made in conjunction with certain asset dispositions, is included in short-term borrowings on the consolidated balance sheet as of April 1, 2021, and bears interest at 3.75%.

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

Convertible Senior Notes

During fiscal 2020, the Company entered into a purchase agreement to issue and sell $100,050,000 aggregate principal amount of its 5.00% Convertible Senior Notes due 2025 (the “Convertible Notes.”) The Convertible Notes were issued pursuant to an indenture (the “Indenture”), dated September 22, 2020, between the Company and U.S. Bank National Association, as trustee.

Prior to fiscal 2021, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Convertible Notes. The difference between the principal amount of the Convertible Notes and the liability component represented the debt discount, which was recorded as a direct deduction from the related debt liability in the consolidated balance sheet.

On January 1, 2021, the Company early adopted ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU No. 2020-06 is designed to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendments remove the separation models in ASC 470-20 for certain contracts. As a result, embedded conversion features would not be presented separately in equity, rather, the contract would be accounted for as a single liability measured at its amortized cost. Upon adoption, the Company recorded a one-time cumulative effect adjustment to the balance sheet on January 1, 2021 as follows:

	Balance at
	December 31,	Cumulative	Balance at
	2020	adjustment	January 1, 2021

	(in thousands)
Long-term debt	$193,036	$21,393	$214,429
Deferred income taxes	33,429	(5,584)	27,845
Capital in excess of par	153,529	(16,511)	137,018
Retained earnings	331,897	702	332,599

Additionally, upon adoption of ASU No. 2020-06, the Company uses the if-converted method when calculating diluted earnings (loss) per share for convertible instruments.

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

As of April 2, 2021, the first day of the Company’s second quarter, a conversion feature on the Convertible Notes had been met, and thus the Company’s Convertible Notes are now eligible for conversion. The Company has the ability to settle the conversion in Company stock. As such, the Convertible Notes will continue to be classified as long-term. Future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement period. No Convertible Notes have been converted to date and the Company does not expect any to be converted within the next 12 months.

Derivatives

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into two interest rate swap agreements on March 1, 2018 covering $50,000,000 of floating rate debt. The first agreement has a notional amount of $25,000,000, expired March 1, 2021, and required the Company to pay interest at a defined rate of 2.559% while receiving interest at a defined variable rate of one-month LIBOR. The second agreement has a notional amount of $25,000,000, expires March 1, 2023, and requires the Company to pay interest at a defined rate of 2.687% while receiving interest at a defined variable rate of one-month LIBOR (0.125% at April 1, 2021). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company’s interest rate swap agreements are considered effective and qualify as cash flow hedges. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. As of April 1, 2021, the remaining interest rate swap was considered highly effective. The fair value of the interest rate swap on April 1, 2021 was a liability of $1,186,000, which is included in other long-term obligations in the consolidated balance sheet. The fair value of the interest rate swaps on December 31, 2020, was a liability of $1,470,000, of which $100,000 was included in other accrued liabilities and $1,370,000 was included in other long-term obligations in the consolidated balance sheet. The Company does not expect the interest rate swap to have a material effect on earnings within the next 12 months.

5. Leases

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

Total lease cost consists of the following:

		13 Weeks	13 Weeks
		Ended	Ended
Lease Cost	Classification	April 1, 2021	March 26, 2020

		(in thousands)
Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$712	$711
Interest on lease liabilities	Interest expense	250	269
		$962	$980
Operating lease costs:
Operating lease costs	Rent expense	$6,321	$6,667
Variable lease cost	Rent expense	(15)	227
Short-term lease cost	Rent expense	35	60
		$6,341	$6,954

Additional information related to leases is as follows:

	13 Weeks	13 Weeks
	Ended	Ended
Other Information	April 1, 2021	March 26, 2020

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$630	$635
Operating cash flows from finance leases	250	269
Operating cash flows from operating leases	7,393	4,644

Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	—	25
Operating lease liabilities	1,575	9,630

	April 1, 2021	December 31, 2020

	(in thousands)
Finance leases:
Property and equipment – gross	$75,338	$75,322
Accumulated depreciation and amortization	(56,286)	(55,547)
Property and equipment - net	$19,502	$19,775

Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	April 1, 2021	December 31, 2020
Weighted-average remaining lease terms:
Finance leases	9 years	9 years
Operating leases	15 years	15 years

Weighted-average discount rates:
Finance leases	4.58%	4.62%
Operating leases	4.52%	4.53%

Due to the COVID-19 pandemic, the Company temporarily closed all of its theatres on March 17, 2020 and had temporarily closed all of its company-owned hotels by April 8, 2020. At that time, the Company began actively working with landlords to discuss changes to the timing of lease payments and contract terms of leases due to the pandemic. The lease terms were negotiated on a lease-by-lease basis with individual landlords. In conjunction with these lease discussions, the Company obtained lease concessions for the majority of its leases. Substantially all of the lease concessions were for the deferral of lease payments into future periods. This resulted in the total payments required by the modified contract being substantially the same as or less than the total payments required by the original contract. The Company has made the policy election to account for these lease concessions as if they were made under the enforceable rights included in the original agreement and are thus outside of the modification framework. The Company has elected to account for these concessions as if no changes to the lease contract were made and has continued to recognize rent expense during the deferral period. Deferred rent payments of approximately $6,021,000 for the Company’s operating leases have been included in the total operating lease obligations as of April 1, 2021, of which approximately $1,570,000 is included in long-term operating lease obligations.

6. Income Taxes

The Company’s effective income tax rate, adjusted for losses from noncontrolling interests, for the 13 weeks ended April 1, 2021 and March 26, 2020 was 27.7% and 25.3%, respectively. The Company’s effective income tax rate during the first quarter of fiscal 2021 benefitted from nonrecurring adjustments specific to the first quarter. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in its income tax expense or benefit as the entity is considered a pass-through entity and, as such, the income tax expense or benefit is attributable to its owner.

During the 13 weeks ended April 1, 2021, the Company received the remaining $5,900,000 of requested tax refunds from its fiscal 2019 tax return. Also during the 13 weeks ended April 1, 2021, the Company filed income tax refund claims of $24,200,000 related to its fiscal 2020 tax return, with the primary benefit derived from net operating loss carrybacks. Additional income tax loss carryforwards are expected to be generated during fiscal 2021 that will benefit future years.

7. Joint Venture Transactions

During the 13 weeks ended April 1, 2021, pursuant to a recapitalization of a joint venture whose investment value was $0 as of December 31, 2020, the Company surrendered its ownership interest in this equity method investment. Also during the 13 weeks ended April 1, 2021, the Company sold its interest in an equity investment without a readily determinable fair value for $4,150,000 and recorded a gain of $2,079,000, which is included in gain (loss) on disposition of property, equipment and other assets in the consolidated statement of earnings (loss).

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

Following is a summary of business segment information for the 13 weeks April 1, 2021 and March 26, 2020 (in thousands):

13 Weeks Ended		Hotels/	Corporate
April 1, 2021	Theatres	Resorts	Items	Total
Revenues	$22,562	$28,125	$100	$50,787
Operating loss	(25,639)	(5,708)	(4,314)	(35,661)
Depreciation and amortization	12,786	5,127	66	17,979

13 Weeks Ended		Hotels/	Corporate
March 26, 2020	Theatres	Resorts	Items	Total
Revenues	$109,211	$50,160	$89	$159,460
Operating loss	(7,083)	(10,853)	(4,264)	(22,200)
Depreciation and amortization	13,510	5,412	111	19,033

THE MARCUS CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the adverse effects of the COVID-19 pandemic on our theatre and hotels and resorts businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness; (2) the duration of the COVID-19 pandemic and related government restrictions and social distancing requirements and the level of customer demand following the relaxation of such requirements; (3) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division (particularly following the COVID-19 pandemic, during which the production of new movie content temporarily ceased and release dates for motion pictures have been postponed), as well as other industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (4) the effects of adverse economic conditions in our markets, including but not limited to, those caused by the COVID-19 pandemic; (5) the effects of adverse economic conditions, including but not limited to, those caused by the COVID-19 pandemic, on our ability to obtain financing on reasonable and acceptable terms, if at all; (6) the effects on our occupancy and room rates caused by the COVID-19 pandemic and the effects on our occupancy and room rates of the relative industry supply of available rooms at comparable lodging facilities in our markets once hotels and resorts have more fully reopened; (7) the effects of competitive conditions in our markets; (8) our ability to achieve expected benefits and performance from our strategic initiatives and acquisitions; (9) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, impairment losses, and preopening and start-up costs due to the capital intensive nature of our business; (10) the effects of weather conditions, particularly during the winter in the Midwest and in our other markets; (11) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; (12) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, other incidents of violence in public venues such as hotels and movie theatres or epidemics (such as the COVID-19 pandemic); and (13) a disruption in our business and reputational and economic risks associated with civil securities claims brought by shareholders. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, including developments related to the COVID-19 pandemic, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Our forward-looking statements are based upon our assumptions, which are based upon currently available information, including assumptions about our ability to manage difficulties associated with or related to the COVID-19 pandemic; the assumption that our theatre closures, hotel closures and restaurant closures are not expected to be permanent or to re-occur; the continued availability of our workforce; and the temporary and long-term effects of the COVID-19 pandemic on our business. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

General

We report our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in December. Fiscal 2021 is a 52-week year beginning on January 1, 2021 and ending on December 30, 2021. Fiscal 2020 was a 53-week year that began on December 27, 2019 and ended on December 31, 2020.

We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The first quarter of fiscal 2021 consisted of the 13-week period beginning on January 1, 2021 and ended on April 1, 2021. The first quarter of fiscal 2020 consisted of the 13-week period beginning December 27, 2019 and ended on March 26, 2020. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

For discussion regarding the impact of COVID-19 and related economic conditions on the Company’s results for the year ended December 31, 2020, see “Part II-Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2020 Annual Report. For further discussion regarding the impacts of COVID-19 and related economic conditions on the Company’s results for the quarter ended April 1, 2021 and potential future impacts, see immediately below, and also refer to the discussion of the Company’s operational risks and financial risks found in “Part I-Item 1A-Risk Factors” in the Company’s 2020 Annual Report.

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

We began the first quarter of fiscal 2021 with approximately 52% of our theatres open. As state and local restrictions were eased in several of our markets and several new films were released by movie studios, we gradually reopened theatres during the quarter and ended the fiscal 2021 first quarter with approximately 74% of our theatres open. The majority of our reopened theatres continued to operate with reduced operating days (Fridays, Saturdays, Sundays and Tuesdays) and reduced operating hours during the fiscal 2021 first quarter. All of our reopened theatres operated at significantly reduced attendance levels compared to prior pre-COVID-19 pandemic years due to customer concerns related to the COVID-19 pandemic and a reduction in the number of new films released during the first quarter of fiscal 2021. As of the date of this report, we had reopened several additional theatres, bringing our number of open theatres to approximately 89% of our total theatres. We also have recently increased the number of operating days and operating hours at many of our reopened theatres. We currently expect to open the majority of our remaining closed theatres and return the majority of our theatres to standard operating days and hours by the end of May 2021 as more anticipated new films are released and demand returns.

We began the first quarter of fiscal 2021 with all eight of our company-owned hotels and all but one of our managed hotels open. Our two SafeHouse® restaurants and bars remain temporarily closed, but the majority of our restaurants and bars in our hotels and resorts are open, operating under applicable state and local restrictions and guidelines, and in some cases reduced operating hours. The majority of our hotels and restaurants are generating significantly reduced revenues as compared to prior years.

Maintaining and protecting a strong balance sheet has always been a core philosophy of The Marcus Corporation during our 85-year history, and, despite the COVID-19 pandemic, our financial position remains strong. As of April 1, 2021, we had a cash balance of approximately $6 million, $207 million of availability under our $225 million revolving credit facility, and our debt-to-capitalization ratio was 0.41. With this significant liquidity, combined with the expected receipt of income tax refunds and proceeds from the sale of surplus real estate (discussed below), we believe we are positioned to meet our obligations as they come due and continue to sustain our operations throughout fiscal 2021 and into fiscal 2022, even if our properties continue to generate significantly reduced revenues throughout fiscal 2021. We will continue to work to preserve cash and ensure sufficient liquidity to endure the impacts of the global pandemic, even if prolonged.

Early in our first quarter of fiscal 2021, we received the remaining $5.9 million of requested tax refunds from our fiscal 2019 tax return. During the first quarter of fiscal 2021, we filed income tax refund claims of $24.2 million related to our fiscal 2020 tax return, with the primary benefit derived from net operating loss carrybacks to prior years. Additional income tax loss carryforwards are expected to be generated during fiscal 2021 that will benefit future years.

During the fourth quarter of fiscal 2020, a number of states elected to provide grants to certain businesses most impacted by the COVID-19 pandemic, utilizing funds received by the applicable state under provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”). We received $4.9 million of these prior year grants in January 2021. Early in fiscal 2021, we were awarded and received an additional $1.3 million in theatre grants from another state, further contributing to our strong liquidity position as of April 1, 2021.

We also continue to pursue sales of surplus real estate and other non-core real estate to further enhance our liquidity. During the first quarter of fiscal 2021, we sold an equity interest in a joint venture, generating total proceeds of approximately $4.2 million. As of April 1, 2021, we had letters of intent or contracts to sell several pieces of real estate with a total carrying value of $8.7 million and we believe we may receive total sales proceeds from real estate sales during the next 12-18 months totaling approximately $10-$40 million, depending upon demand for the real estate in question.

We remain optimistic that the theatre industry will rebound and benefit from pent-up social demand as a greater percentage of the population is vaccinated, home sheltering subsides and people seek togetherness with a return to normalcy. A return to “normalcy” may span multiple months driven by staggered theatre openings, reduced operating days and hours, lingering social distancing requirements, the progress of the vaccination rollout in each state and a gradual ramp-up of consumer comfort with public gatherings. We are very encouraged by the recent performance of Godzilla vs. Kong, Mortal Kombat and Demon Slayer, the best performing films since the pandemic began last year. The continued lessening of state and local restrictions in key markets such as New York and Los Angeles is also a very positive sign. As described further below in the Theatres section of this MD&A, a significant number of films originally scheduled to be released through March 2021 have been delayed until later in fiscal 2021 or fiscal 2022, further increasing the quality and quantity of films expected to be available during those future time periods.

As expected, the primary customer for hotels during the first quarter of fiscal 2021 has continued to come from the “drive-to leisure” market. Demand from this customer segment exceeded our expectations during the fiscal 2021 first quarter. Most organizations implemented travel bans at the onset of the pandemic and are currently only allowing essential travel, which will likely limit business travel in the near term. As of the date of this report, our group room revenue bookings for fiscal 2021 - commonly referred to in the hotels and resorts industry as “group pace” - is running significantly behind where we would historically be at this same time in prior years, but we are beginning to experience increased booking activity for later in fiscal 2021 and particularly for fiscal 2022 and beyond. Banquet and catering revenue pace for fiscal 2021 is also running behind where we would typically be at this same time in prior years, but not as much as group room revenues, due in part to increases in wedding bookings. The future economic environment will also have a significant impact on the pace of our return to “normal” hotel operations.

We cannot assure that the impact of the COVID-19 pandemic will not continue to have a material adverse effect on both our theatre and hotels and resorts businesses, results of operations, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness.

Overall Results

The following table sets forth revenues, operating loss, other income (expense), net loss and net loss per diluted common share for the first quarter of fiscal 2021 and fiscal 2020 (in millions, except for per share and variance percentage data):

	First Quarter
			Variance
	F2021	F2020	Amt.	Pct.
Revenues	$50.8	$159.5	$(108.7)	(68.2)%
Operating loss	(35.7)	(22.2)	(13.5)	(60.6)%
Other income (expense)	(3.2)	(3.9)	0.7	16.6%
Net loss attributable to noncontrolling interests	—	(0.1)	0.1	100.0%
Net loss attributable to The Marcus Corp.	(28.1)	(19.4)	(8.7)	(45.4)%
Net loss per common share - diluted	$(0.93)	$(0.64)	$(0.29)	(45.3)%

Revenues decreased and operating loss, net loss attributable to The Marcus Corporation and net loss per diluted common share increased during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 due to decreased revenues from both our theatre division and hotels and resorts division as a result of the continuing impact of the COVID-19 pandemic. Our theatre division benefited from a nonrecurring government grant during the fiscal 2021 first quarter and both of our operating divisions were negatively impacted by nonrecurring expenses during the fiscal 2020 first quarter. Operating losses from our corporate items, which include amounts not allocable to the business segments, increased slightly during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 due primarily to increased non-cash long-term incentive compensation expenses. Net loss attributable to The Marcus Corporation during the first quarter of fiscal 2021 was negatively impacted by increased interest expense compared to the first quarter of fiscal 2020 and benefited from a gain on disposition of property, equipment and other assets during the first quarter of fiscal 2021.

Our operating loss during the first quarter of fiscal 2021 was favorably impacted by a state government grant of approximately $1.3 million, or approximately $0.03 per diluted common share. Our operating loss during the first quarter of fiscal 2020 was negatively impacted by nonrecurring expenses totaling approximately $5.5 million, or approximately $0.13 per diluted common share, related to expenses incurred (primarily payroll continuation payments to employees temporarily laid off) due to the closing of all of our movie theatres and the majority of our hotels and resorts during the last two weeks of such quarter. In addition, impairment charges related to intangible assets and several theatre locations negatively impacted our fiscal 2020 first quarter operating income by approximately $8.7 million, or approximately $0.21 per diluted common share.

We recognized investment income of $40,000 during the first quarter of fiscal 2021 compared to an investment loss of $695,000 during the first quarter of fiscal 2020. The investment loss during the fiscal 2020 first quarter was due to decreases in the value of marketable securities resulting from significant market declines arising from the COVID-19 pandemic and its impact on the U.S. economy.

Our interest expense totaled $4.8 million for the first quarter of fiscal 2021 compared to $2.5 million for the first quarter of fiscal 2020, an increase of approximately $2.3 million, or 92.5%. The increase in interest expense during the first quarter of fiscal 2021 was due in part to increased borrowings and an increase in our average interest rate. In addition, interest expense increased during the first quarter of fiscal 2021 due to the fact that we incurred approximately $623,000 in noncash amortization of debt issuance costs, compared to approximately $49,000 of such costs during the first quarter of fiscal 2020. On January 1, 2021, we elected to early adopt ASU No. 2020-06 (described in Note 1 of the condensed notes to our consolidated financial statements included in this report above), which resulted in the elimination of noncash discount on convertible notes beginning with the first quarter of fiscal 2021. Changes in our borrowing levels due to variations in our operating results, capital expenditures, acquisition opportunities (or the lack thereof) and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.

We did not have any significant variations in other expenses or equity losses from unconsolidated joint ventures during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. We reported a net gain on disposition of property, equipment and other assets of approximately $2.2 million during the first quarter of fiscal 2021, compared to net losses on disposition of property, equipment and other assets of $12,000 during the first quarter of fiscal 2020. The net gain on disposition of property, equipment and other assets during the first quarter of fiscal 2021 was due primarily to the sale of an equity investment in a joint venture. The timing of periodic sales and disposals of our property, equipment and other assets varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property, equipment and other assets. We anticipate the potential for additional disposition gains or losses from periodic sales of property, equipment and other assets during fiscal 2021 and beyond.

We reported income tax benefits of $10.8 million and $6.6 million, respectively, during the first quarters of fiscal 2021 and fiscal 2020. Our fiscal 2021 first quarter effective income tax rate was 27.7%, compared to our fiscal 2020 first quarter effective income tax rate of 25.3%. Our effective income tax rate during the first quarter of fiscal 2021 benefitted from nonrecurring adjustments specific to the first quarter. We anticipate that our effective income tax rate for the remaining quarters of fiscal 2021 may be in the 24-26% range, excluding any potential changes in federal or state income tax rates or other one-time tax benefits. Our actual fiscal 2021 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

The operating results of one majority-owned hotel, The Skirvin Hilton, are included in the hotels and resorts division revenue and operating income during the first quarters of fiscal 2021 and fiscal 2020, and the after-tax net earnings or loss attributable to noncontrolling interests is deducted from or added to net earnings on the consolidated statements of earnings. We reported a net loss attributable to noncontrolling interests of $148,000 during the first quarter of fiscal 2020. As a result of the noncontrolling interest balance reaching zero during fiscal 2020, we do not expect to report additional net losses attributable to noncontrolling interests in future periods until the hotel returns to profitability.

Theatres

The following table sets forth revenues, operating loss and operating margin for our theatre division for the first quarter of fiscal 2021 and fiscal 2020 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2021	F2020	Amt.	Pct.
Revenues	$22.6	$109.2	$(86.6)	(79.3)%
Operating loss	(25.6)	(7.1)	(18.5)	(262.0)%
Operating margin (% of revenues)	(113.6)%	(6.5)%

Our theatre division revenues decreased and operating loss increased significantly during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 due entirely to decreased attendance. We began the first quarter of fiscal 2021 with approximately 52% of our theatres open. As state and local restrictions were eased in several of our markets and several new films were released by movie studios, we gradually reopened theatres during the quarter and ended the fiscal 2021 first quarter with approximately 74% of our theatres open. All of our reopened theatres operated at significantly reduced attendance levels compared to prior years due to customer concerns related to the COVID-19 pandemic and a reduction in the number of new films released during the quarter. A nonrecurring state government grant of approximately $1.3 million favorably impacted our theatre division operating loss during the first quarter of fiscal 2021.

Our theatres were open for all but nine days during the first quarter of fiscal 2020 (we closed all of our theatres on March 17, 2020 in response to the COVID-19 pandemic). In addition to the impact of reduced attendance due to the theatre closings, our theatre division operating loss during the first quarter of fiscal 2020 was negatively impacted by nonrecurring expenses totaling approximately $2.8 million related to expenses incurred (primarily payroll continuation payments to employees temporarily laid off) due to the closing of all of our movie theatres during such quarter. Impairment charges related to intangible assets and several theatre locations also negatively impacted our theatre division fiscal 2020 first quarter operating loss by approximately $8.7 million.

The following table provides a further breakdown of the components of revenues for the theatre division for the first quarter of fiscal 2021 and fiscal 2020 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2021	F2020	Amt.	Pct.
Admission revenues	$10.7	$55.4	$(44.7)	(80.7)%
Concession revenues	9.9	45.9	(36.0)	(78.4)%
Other revenues	1.9	7.7	(5.8)	(75.1)%
	22.5	109.0	(86.5)	(79.3)%
Cost reimbursements	0.1	0.2	(0.1)	(76.5)%
Total revenues	$22.6	$109.2	$(86.6)	(79.3)%

According to data received from Comscore (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2021 first quarter results, United States box office receipts decreased 89.7% during our fiscal 2021 first quarter, indicating that our decrease in admission revenues during the first quarter of fiscal 2021 of 80.7% outperformed the industry by 9.0 percentage points. Based upon this metric, we believe we were the top performing theatre circuit during the first quarter of fiscal 2021 compared to the top 10 circuits in the U.S. Additional data received and compiled by us from Comscore indicates our admission revenues during the first quarter of fiscal 2021 represented approximately 4.8% of the total admission revenues in the U.S. during the period (commonly referred to as market share in our industry). This represents an approximately 55% increase over our reported market share of approximately 3.1% during the first quarter of fiscal 2019, prior to the pandemic. Closed theatres in other markets in the U.S. contributed to our outperformance in both of these metrics and we expect our outperformance to lessen in future periods as more theatres open. Our goal is to continue our past pattern of outperforming the industry, but with the majority of our renovations now completed, our ability to do so in any given quarter will likely be partially dependent upon film mix, weather and the competitive landscape in our markets.

Sales attributable to our Marcus Private Cinema (“MPC”) program have exceeded expectations, partially offsetting reduced traditional attendance and contributing to our industry outperformance during the first quarter of fiscal 2021. Under this program, a guest may purchase an entire auditorium for up to 20 of his or her friends and family for a fixed charge, ranging from $99 to $179 (depending upon the film and number of weeks it has been in theatres). During the last 11 weeks of the fiscal 2021 first quarter, we averaged over 1,500 MPC events per week, accounting for approximately 21% of our admission revenues during those weeks.

Total theatre attendance decreased 81.4% during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020, resulting in decreases in both admission revenues and concession revenues. A significant decrease in the number of new films, the lack of awareness of theatres being open (due in part to limited new film advertising), ongoing state and local capacity restrictions and customer concerns regarding visiting indoor businesses all contributed to the reductions in attendance during the first quarter of fiscal 2021. As described above, attendance from MPC events (estimated to average 13 guests per event) partially offset the reduction in traditional movie going attendance.

Our highest grossing films during the fiscal 2021 first quarter included Raya and the Last Dragon, Tom and Jerry, The Croods: A New Age, Wonder Woman 1984 and The Little Things. We believe our theatre circuit outperformed its typical market share on four of our top five films during the first quarter of fiscal 2021. Due to less films being released during the first quarter of fiscal 2021, the film slate during such quarter was weighted more towards our top movies compared to the prior year, as evidenced by the fact that our top five films during our fiscal 2021 first quarter accounted for 59% of our total box office results, compared to 47% for the top five films during the first quarter of fiscal 2020, both expressed as a percentage of the total admission revenues for the period. In prior years, an increased reliance on fewer films during a given quarter has had the effect of slightly increasing our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts. This was not the case during the first quarter of fiscal 2021, however, due to reduced overall admission revenues reported for each film. As a result, our overall film rental cost decreased during the fiscal 2021 first quarter compared to the same period last year.

Our average ticket price increased 3.7% during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. A larger proportion of admission revenues from our proprietary premium large format (“PLF”) screens (with a higher ticket price) and the increase in MPC events contributed to our increase in our average ticket price during the fiscal 2021 period, partially offset by the fact that we continued to offer older “library” film product for only $5.00 per ticket during the first quarter of fiscal 2021.

Our average concession revenues per person increased by 16.0% during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. Our top three films during the first quarter of fiscal 2021 were animated films that generally appeal to a younger audience and we believe that resulted in an increase in sales of traditional concession items like popcorn, soda and candy, contributing to our increased average concession sales per person. In addition, a portion of the increase in our average concession revenues per person during the first quarter of fiscal 2021 may be attributed to shorter lines at our concession stand due to reduced attendance (during periods of high attendance, some customers do not purchase concessions because the line is too long). We also believe that an increased percentage of customers buying their concessions in advance using our website or our mobile app likely also contributed to higher average concession revenues per person, as our experience has shown that customers are more likely to purchase more items when they order and pay electronically.

Other revenues decreased by approximately $5.8 million during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. This decrease was primarily due to the impact of reduced attendance on internet surcharge ticketing fees and preshow advertising income.

The film product release schedule for the remainder of fiscal 2021 has been changing in response to reduced near-term customer demand and changing state and local restrictions in various key markets in the U.S. and the world as a result of the ongoing COVID-19 pandemic. With restrictions in New York and California lessening, film studios have shown an increased willingness to begin releasing many of the new films that had previously been delayed. Godzilla vs. Kong was released on March 31, 2021 and has performed beyond expectations, becoming the best performing film released since the onset of the pandemic. Additional films that have contributed to our early fiscal 2021 second quarter results include Mortal Kombat and Demon Slayer and new films scheduled to be released during the remainder of the second quarter include Cruella, Quiet Place Part II, Conjuring: The Devil Made Me Do It, In the Heights and Fast & Furious 9. We believe that as a greater percentage of the population gets vaccinated and the pandemic continues to subside, there will be a large demand for out-of-home entertainment and the studios will once again begin releasing a significant number of films to theatres, particularly during the second half of fiscal 2021. The list of films scheduled to be released during the second half of fiscal 2021 appears quite strong, as does the list of films currently scheduled for release during fiscal 2022.

Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of the current “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including premium video-on-demand (“PVOD”), video on-demand (“VOD”), streaming services and DVD. These are factors over which we have no control.

We ended the first quarter of fiscal 2021 with a total of 1,091 company-owned screens in 88 theatres and six managed screens in one theatre, compared to 1,104 company-owned screens in 90 theatres and six managed screens in one theatre at the end of the first quarter of fiscal 2020. As of the date of this report, we had reopened several additional theatres since the end of the first quarter of fiscal 2021, bringing our number of open theatres to approximately 89% of our total theatres. We currently expect to open the majority of our remaining closed theatres by the end of May 2021. One of the Marcus Wehrenberg theatres that we reopened in May 2021 recently completed a renovation that added DreamLounger recliner seating, as well as Reel Sizzle® and Take FiveSM Lounge outlets, to the theatre.

Hotels and Resorts

The following table sets forth revenues, operating loss and operating margin for our hotels and resorts division for the first quarter of fiscal 2021 and fiscal 2020 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2021	F2020	Amt.	Pct.
Revenues	$28.1	$50.2	$(22.1)	(43.9)%
Operating loss	(5.7)	(10.9)	5.2	47.4%
Operating margin (% of revenues)	(20.3)%	(21.6)%

The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the first quarter of fiscal 2021 and fiscal 2020 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2021	F2020	Amt.	Pct.
Room revenues	$9.0	$17.0	$(8.0)	(46.8)%
Food and beverage revenues	5.9	13.6	(7.7)	(56.6)%
Other revenues	9.9	11.0	(1.1)	(10.1)%
	24.8	41.6	(16.8)	(40.3)%
Cost reimbursements	3.3	8.6	(5.3)	(61.6)%
Total revenues	$28.1	$50.2	$(22.1)	(43.9)%

Our first quarter is typically the weakest quarter of our fiscal year for our hotels and resorts division due to the traditionally reduced level of travel at our predominantly Midwestern portfolio of owned properties. Division revenues decreased significantly during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 due to the impact of the COVID-19 pandemic. All eight of our company-owned hotels and all but one of our managed hotels were open during our first quarter of fiscal 2021, but the majority of these properties were generating significantly reduced revenues as compared to prior years. Our two SafeHouse restaurants and bars remain temporarily closed, but the majority of our restaurants and bars in our hotels and resorts were open during the fiscal 2021 first quarter, operating under applicable state and local restrictions and guidelines, and in some cases reduced operating hours.

Other revenues decreased due primarily to reduced revenues from one of our condo hotels and decreased management fees, partially offset by significantly increased ski revenues at our Grand Geneva® Resort & Spa (“Grand Geneva”). Cost reimbursements decreased during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 due to reduced revenues and subsequent operating costs at our managed hotels.

Despite the decrease in revenues, our division operating loss improved significantly during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. Our hotels and resorts division operating loss during the first quarter of fiscal 2020 was negatively impacted by nonrecurring expenses totaling approximately $2.7 million related to expenses incurred (primarily payroll continuation payments to employees temporarily laid off) due to the closing of five of our eight company-owned hotels and resorts for the final two days of such quarter. In addition, our restaurants and bars were required to close during the last 10 days of the fiscal 2020 first quarter due to the COVID-19 pandemic. Improved operating performance at the Grand Geneva and strong cost controls at all of our properties also contributed to the improved fiscal 2021 first quarter operating loss.

The following table sets forth certain operating statistics for the first quarter of fiscal 2021 and fiscal 2020, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	First Quarter(1)
			Variance
	F2021	F2020	Amt.		Pct.
Occupancy percentage	28.3%	54.2%	(25.9)	pts	(47.8)%
ADR	$133.12	$129.71	$3.41		2.6%
RevPAR	$37.66	$70.26	$(32.60)		(46.4)%

(1)These operating statistics represent averages of our eight distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort. The statistics exclude days where individual hotels may have been closed.

RevPAR decreased at seven of our eight company-owned properties during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. The “drive-to leisure” travel customer provided the most demand during the first quarter of fiscal 2021, with the Grand Geneva and a managed condo hotel, the Timber Ridge Lodge & Waterpark, experiencing the highest demand among our open hotels, particularly on weekends. A record ski season also contributed to an increase in RevPAR at the Grand Geneva. According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2021 first quarter results, comparable “upper upscale” hotels throughout the United States experienced a decrease in RevPAR of 54.5% during our fiscal 2021 first quarter compared to the same weeks last year. Data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced a decrease in RevPAR of 52.3% during our fiscal 2021 first quarter. Thus, we believe we outperformed the industry and our competitive sets during the fiscal 2021 first quarter by approximately eight and six points, respectively. Higher class segments of the hotel industry, such as luxury and upper upscale, continue to experience lower occupancies compared to lower class hotel segments such as economy and midscale.

A decline in transient and group business contributed significantly to our reduced revenues during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. A decrease in group business subsequently led to a corresponding decrease in banquet and catering revenues, negatively impacting our reported food and beverage revenues. Conversely, our ADR increased during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 due primarily to increased ADR at the Grand Geneva. It is generally more difficult to increase ADR during our slower winter season, as overall occupancy is at its lowest.

Looking to future periods, overall occupancy in the U.S. has slowly increased since the initial onset of the COVID-19 pandemic in March 2020. In the near term, we expect most current demand will continue to come from the drive-to leisure segment. Most organizations implemented travel bans at the onset of the pandemic and are currently only allowing essential travel, which will likely limit business travel in the near term. Our company-owned hotels have experienced a significant decrease in group bookings compared to the same period in prior years. As of the date of this report, our group room revenue bookings for fiscal 2021 - commonly referred to in the hotels and resorts industry as “group pace” - is running significantly behind where we would historically be at this same time in prior years, but we are beginning to experience increased booking activity for later in 2021 and particularly for 2022 and beyond. Banquet and catering revenue pace for fiscal 2021 is also running behind where we would typically be at this same time in prior years, but not as much as group room revenues, due in part to increases in wedding bookings. Many of our cancelled group bookings due to COVID-19 are re-booking for future dates, excluding one-time events that could not rebook for future dates.

Forecasting what future RevPAR growth or decline will be during the next 18 to 24 months is very difficult at this time. The non-group booking window is very short, with most bookings occurring within three days of arrival, making even short-term forecasts of future RevPAR growth very difficult. Hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product, so we will be monitoring the economic environment closely. After past shocks to the system, such as the terrorist attacks on September 11, 2001 and the 2008 financial crisis, hotel demand took longer to recover than other components of the economy. Conversely, we now anticipate that hotel supply growth will be limited for the foreseeable future, which can be beneficial for our existing hotels. Most industry experts believe the pace of recovery will be steady, but relatively slow. We are encouraged by the demand from drive-to leisure customers during the first quarter of fiscal 2021, which exceeded our expectations. We will continue to focus on reaching the drive-to leisure market through aggressive campaigns promoting creative packages for our guests. Overall, we generally expect our revenue trends to track or exceed the overall industry trends for our segment of the industry, particularly in our respective markets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our movie theatre and hotels and resorts businesses, when open and operating normally, each generate significant and consistent daily amounts of cash, subject to previously-noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. Under normal circumstances, we believe that these relatively consistent and predictable cash sources, as well as the availability of unused credit lines, would be adequate to support the ongoing operational liquidity needs of our businesses. A detailed description of our liquidity situation as of April 1, 2021 is described in detail above in the “Impact of the COVID-19 Pandemic” section of this MD&A.

We believe that the actions we have taken over the past year will allow us to have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements. However, future compliance with our debt covenants could be impacted if we are unable to resume operations as currently expected, which could be impacted by matters that are not entirely in our control, such as the continuation of protective actions that federal, state and local governments have taken and the timing of new movie releases (as described in the Impact of the COVID-19 Pandemic section of this MD&A and in our Annual Report for the year ended December 31, 2020). Future compliance with our debt covenants could also be impacted if the speed of recovery of our theatres and hotels and resorts businesses is slower than currently expected. For example, our current expectations are that our theatre division will improve during the fiscal 2021 second quarter (but still report results materially below fiscal 2019), before beginning to progressively return to closer-to-normal performance during the second half of fiscal 2021 and first quarter of fiscal 2022. Our current expectations for our hotels and resorts division are that we will continue to show improvement in each succeeding quarter compared to our current state, but continue to underperform compared to prior years. We do not expect to return to pre-COVID-19 occupancy levels during fiscal 2021. Even if one or both of our divisions progressively return to closer-to-normal performance and operations in the second half of fiscal 2021, it is possible that the impact of COVID-19 may be greater than currently expected across one or both of our divisions such that we may be unable to comply with our debt covenants. In such an event, we would either seek covenant waivers or attempt to amend our covenants, though there is no certainty that we would be successful in such efforts.

Financial Condition

Net cash used in operating activities totaled $13.0 million during the first quarter of fiscal 2021, compared to $16.6 million during the first quarter of fiscal 2020. The $3.6 million decrease in net cash used in operating activities was due primarily to the favorable timing in the collection of government grant receivables and refundable income taxes and payment of accounts payable and other accrued liabilities, partially offset by increased net loss and deferred income taxes during the first quarter of fiscal 2021.

Net cash provided by investing activities during the first quarter of fiscal 2021 totaled $2.6 million, compared net cash used in investing activities of $10.2 million during the first quarter of fiscal 2020. The increase in net cash provided by investing activities of $12.8 million was primarily the result of a decrease in capital expenditures and the receipt of $4.3 million in proceeds from disposals of property, equipment and other assets during the first quarter of fiscal 2021. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $1.5 million during the first quarter of fiscal 2021 compared to $10.0 million during the first quarter of fiscal 2020.

Fiscal 2021 first quarter cash capital expenditures included approximately $800,000 incurred in our theatre division, including costs associated with the renovation of a theatre. We also incurred capital expenditures in our hotels and resorts division during the first quarter of fiscal 2021 of approximately $700,000, including costs related to a lobby renovation at the Grand Geneva. Fiscal 2020 first quarter cash capital expenditures included approximately $7.2 million incurred in our theatre division, including costs associated with the addition of four new screens, DreamLounger recliner seating and a SuperScreen DLX auditorium at an existing Movie Tavern theatre. Also during the first quarter of fiscal 2020, we began projects to add DreamLounger recliner seating, as well as Reel Sizzle and Take Five Lounge outlets, to an existing Marcus Wehrenberg theatre and DreamLounger recliner seating to an existing Movie Tavern theatre. We also incurred capital expenditures in our hotels and resorts division during the first quarter of fiscal 2020 of approximately $2.4 million, consisting primarily of normal maintenance capital projects.

Net cash provided by financing activities during the first quarter of fiscal 2021 totaled $9.2 million compared to $132.4 million during the first quarter of fiscal 2020. During the first quarter of fiscal 2021, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As short-term revolving credit facility borrowings became due, we replaced them as necessary with new short-term revolving credit facility borrowings. As a result, we added $36.0 million of new short-term revolving credit facility borrowings, and we made $22.0 million of repayments on short-term revolving credit facility borrowings during the first quarter of fiscal 2021 (net increase in borrowings on our credit facility of $14.0 million). During the first quarter of fiscal 2020, at the onset of the pandemic, we drew down on the full amount available under our revolving credit facility (after taking into consideration outstanding letters of credit that reduce revolver availability). As a result, we added $188.0 million of new short-term revolving credit facility borrowings, and we made $49.0 million of repayments on short-term revolving credit facility borrowings during the first quarter of fiscal 2020 (net increase in borrowings on our credit facility of $139.0 million).

We did not issue any new long-term debt during the first quarters of fiscal 2021 and fiscal 2020. Principal payments on long-term debt were $93,000 during the first quarter of fiscal 2021 compared to payments of $177,000 during the first quarter of fiscal 2020. Our debt-to-capitalization ratio (excluding our finance and operating lease obligations) was 0.41 at April 1, 2021, compared to 0.37 at December 31, 2020. A change in the accounting for our convertible senior notes (described in Note 1 of the condensed notes to our consolidated financial statements included in this quarterly report on Form 10Q above) contributed to the increase in our debt-to-capitalization ratio.

We repurchased approximately 54,000 shares of our common stock for approximately $1.2 million in conjunction with the exercise of stock options and the payment of income taxes on vested restricted stock during the first quarter of fiscal 2021, compared to approximately 8,600 shares of our common stock for approximately $274,000 in conjunction with the payment of income taxes on vested restricted stock during the first quarter of fiscal 2020. As of April 1, 2021, approximately 2.7 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions. Our credit agreement, as amended, currently restricts our ability to repurchase shares in the open market until such time as we have paid off the Term Loan A and returned to compliance with our prior covenants under the credit agreement.

Dividend payments during the first quarter of fiscal 2020 totaled $5.1 million. We did not make any dividend payments during the first quarter of fiscal 2021. Our credit agreement, as amended, requires us to temporarily suspend our quarterly dividend payments for the first two quarters of fiscal 2021. The credit agreement also limits the total amount of quarterly dividend payments during the four subsequent quarters beginning with the third quarter of fiscal 2021, unless the Term Loan A is repaid and we are in compliance with prior financial covenants under the credit agreement, at which point we have the ability to declare quarterly dividend payments as we deem appropriate.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have not experienced any material changes in our market risk exposures since December 31, 2020.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total Number of		Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced	Under the Plans
Period	Purchased	Paid per Share	Programs (1)	or Programs (1)
January 1- January 31	—	$—	—	2,718,994
February 1- February 28	15,819	17.72	15,819	2,703,175
March 1- April 1	38,620	23.32	38,620	2,664,555
Total	54,439	$21.69	54,439	2,664,555

(1)	Through April 1, 2021, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of April 1, 2021, we had repurchased approximately 9.0 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 6.  Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: May 11, 2021	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: May 11, 2021	By:	/s/ Douglas A. Neis
Douglas A. Neis
Executive Vice President, Chief Financial Officer and Treasurer

S-1