Form 10-Q
period 2021-07-01
MARCUS CORP
filed 2021-08-10
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2021

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

COMMON STOCK OUTSTANDING AT August 3, 2021 – 24,291,720

CLASS B COMMON STOCK OUTSTANDING AT August 3, 2021 – 7,130,125

THE MARCUS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

	July 1,	December 31,
(in thousands, except share and per share data)	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$8,667	$6,745
Restricted cash	6,463	7,343
Accounts receivable, net of reserves of $1,151 and $1,284, respectively	11,303	6,359
Government grants receivable	—	4,913
Refundable income taxes	24,874	27,934
Assets held for sale	10,444	4,117
Other current assets	14,024	10,406
Total current assets	75,775	67,817

Property and equipment:
Land and improvements	139,138	145,671
Buildings and improvements	756,775	759,421
Leasehold improvements	165,686	163,879
Furniture, fixtures and equipment	376,590	374,253
Finance lease right-of-use assets	74,912	75,322
Construction in progress	2,847	3,360
Total property and equipment	1,515,948	1,521,906
Less accumulated depreciation and amortization	707,600	673,578
Net property and equipment	808,348	848,328

Operating lease right-of-use assets	224,026	229,660

Other assets:
Investments in joint ventures	—	2,084
Goodwill	75,141	75,188
Deferred income taxes	10,113	—
Other	30,650	31,101
Total other assets	115,904	108,373

TOTAL ASSETS	$1,224,053	$1,254,178

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheet

	July 1,	December 31,
(in thousands, except share and per share data)	2021	2020

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,927	$13,158
Taxes other than income taxes	17,654	18,308
Accrued compensation	14,283	7,633
Other accrued liabilities	59,224	58,154
Short-term borrowings	33,695	87,194
Current portion of finance lease obligations	2,697	2,783
Current portion of operating lease obligations	18,078	19,614
Current maturities of long-term debt	11,171	10,548
Total current liabilities	176,729	217,392

Finance lease obligations	18,501	19,744

Operating lease obligations	224,071	230,550

Long-term debt	283,893	193,036

Deferred income taxes	21,960	33,429

Other long-term obligations	61,371	61,304

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock, $1 par; authorized 50,000,000 shares; issued 24,342,040 shares at July 1, 2021 and 23,264,259 shares at December 31, 2020	24,342	23,264
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 7,130,125 shares at July 1, 2021 and 7,925,254 shares at December 31, 2020	7,131	7,926
Capital in excess of par	140,916	153,529
Retained earnings	281,102	331,897
Accumulated other comprehensive loss	(14,125)	(14,933)
	439,366	501,683
Less cost of Common Stock in treasury (59,476 shares at July 1, 2021 and 124,758 shares at December 31, 2020)	(1,838)	(2,960)
Total shareholders’ equity attributable to The Marcus Corporation	437,528	498,723
Noncontrolling interest	—	—
Total equity	437,528	498,723

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,224,053	$1,254,178

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings (Loss)

	July 1, 2021		June 25, 2020
(in thousands, except per share data)	13 Weeks	26 Weeks	13 Weeks	26 Weeks

Revenues:
Theatre admissions	$24,915	$35,600	$154	$55,549
Rooms	17,332	26,376	857	17,846
Theatre concessions	23,061	32,980	1,104	47,034
Food and beverage	9,591	15,503	586	14,200
Other revenues	14,231	26,125	3,297	22,073
	89,130	136,584	5,998	156,702
Cost reimbursements	3,417	6,750	1,935	10,691
Total revenues	92,547	143,334	7,933	167,393

Costs and expenses:
Theatre operations	28,877	47,147	8,640	62,656
Rooms	7,072	12,337	1,866	11,521
Theatre concessions	10,037	14,533	831	23,042
Food and beverage	7,806	13,176	1,151	15,616
Advertising and marketing	3,819	6,368	1,075	6,465
Administrative	15,963	29,279	11,178	28,910
Depreciation and amortization	18,494	36,473	18,845	37,878
Rent	6,344	12,685	6,328	13,282
Property taxes	4,468	9,207	6,025	12,054
Other operating expenses	8,628	13,418	3,121	11,828
Impairment charges	3,732	3,732	—	8,712
Reimbursed costs	3,417	6,750	1,935	10,691
Total costs and expenses	118,657	205,105	60,995	242,655

Operating loss	(26,110)	(61,771)	(53,062)	(75,262)

Other income (expense):
Investment income	120	160	836	141
Interest expense	(4,907)	(9,750)	(3,529)	(6,045)
Other expense	(628)	(1,256)	(591)	(1,181)
Gain (loss) on disposition of property, equipment and other assets	(164)	2,040	(36)	(48)
Equity losses from unconsolidated joint ventures, net	—	—	(428)	(485)
	(5,579)	(8,806)	(3,748)	(7,618)

Loss before income taxes	(31,689)	(70,577)	(56,810)	(82,880)
Income tax benefit	(8,323)	(19,081)	(29,906)	(36,476)
Net loss	(23,366)	(51,496)	(26,904)	(46,404)
Net earnings (loss) attributable to noncontrolling interests	—	—	125	(23)
Net loss attributable to The Marcus Corporation	$(23,366)	$(51,496)	$(27,029)	$(46,381)

Net loss per share - basic:
Common Stock	$(0.76)	$(1.71)	$(0.89)	$(1.53)
Class B Common Stock	$(0.68)	$(1.44)	$(0.81)	$(1.39)

Net loss per share - diluted:
Common Stock	$(0.76)	$(1.71)	$(0.89)	$(1.53)
Class B Common Stock	$(0.68)	$(1.44)	$(0.81)	$(1.39)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

	July 1, 2021		June 25, 2020
(in thousands)	13 Weeks	26 Weeks	13 Weeks	26 Weeks

Net loss	$(23,366)	$(51,496)	$(26,904)	$(46,404)

Other comprehensive income (loss), net of tax:

Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $86, $172, $65 and $130, respectively	242	484	182	365

Fair market value adjustment of interest rate swap, net of tax effect (benefit) of $(2), $4, $(60) and $(348), respectively	(7)	10	(171)	(985)

Reclassification adjustment on interest rate swap included in interest expense, net of tax effect of $43, $111, $65 and $96, respectively	121	314	189	273

Other comprehensive income (loss)	356	808	200	(347)

Comprehensive loss	(23,010)	(50,688)	(26,704)	(46,751)

Comprehensive income (loss) attributable to noncontrolling interests	—	—	125	(23)

Comprehensive loss attributable to The Marcus Corporation	$(23,010)	$(50,688)	$(26,829)	$(46,728)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	26 Weeks Ended
(in thousands)	July 1, 2021	June 25, 2020

OPERATING ACTIVITIES:
Net loss	$(51,496)	$(46,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Losses on investments in joint ventures	—	485
(Gain) loss on disposition of property, equipment and other assets	(2,040)	48
Impairment charges	3,732	8,712
Depreciation and amortization	36,473	37,878
Amortization of debt issuance costs	1,244	156
Share-based compensation	4,152	2,178
Deferred income taxes	(19,181)	9,016
Other long-term obligations	1,180	2,327
Contribution of the Company’s stock to savings and profit-sharing plan	1,012	1,315
Changes in operating assets and liabilities:
Accounts receivable	(4,944)	22,153
Government grant receivable	4,913	—
Other assets	(1,712)	1,964
Operating leases	(2,484)	6,886
Accounts payable	6,369	(35,281)
Income taxes	6,003	(45,664)
Taxes other than income taxes	(654)	(3,749)
Accrued compensation	6,650	(9,218)
Other accrued liabilities	1,102	(7,818)
Total adjustments	41,815	(8,612)
Net cash used in operating activities	(9,681)	(55,016)

INVESTING ACTIVITIES:
Capital expenditures	(6,195)	(15,885)
Proceeds from disposals of property, equipment and other assets	4,297	1,477
Capital contribution in joint venture	—	(28)
Proceeds from sale of trading securities	—	5,184
Purchase of trading securities	(1,906)	—
Other investing activities	59	113
Net cash used in investing activities	(3,745)	(9,139)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	66,500	188,000
Repayment of borrowings on revolving credit facility	(46,500)	(138,600)
Proceeds from short-term borrowings	—	90,800
Repayments on short-term borrowings	(4,150)	—
Principal payments on long-term debt	(187)	(9,266)
Proceeds received from PPP loans expected to be repaid	—	3,213
Debt issuance costs	(4)	(1,604)
Principal payments on finance lease obligations	(1,329)	(805)
Equity transactions:
Treasury stock transactions, except for stock options	(1,236)	(131)
Exercise of stock options	1,374	56
Dividends paid	—	(5,145)
Net cash provided by financing activities	14,468	126,518

Net increase in cash, cash equivalents and restricted cash	1,042	62,363
Cash, cash equivalents and restricted cash at beginning of period	14,088	25,618
Cash, cash equivalents and restricted cash at end of period	$15,130	$87,981

Supplemental Information:
Interest paid, net of amounts capitalized	$7,719	$4,719
Income taxes paid (refunded)	(5,910)	172
Change in accounts payable for additions to property, equipment and other assets	400	(2,764)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE 13 AND 26 WEEKS ENDED JULY 1, 2021

1. General

Basis of Presentation - The unaudited consolidated financial statements for the 13 and 26 weeks ended July 1, 2021 and June 25, 2020 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at July 1, 2021, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 31, 2020, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.

During the 26 weeks ended July 1, 2021, there were no significant changes made to the Company’s significant accounting policies other than the changes attributable to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The convertible debt policy updates are applied prospectively in the Company’s financial statements from January 1, 2021 forward. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical period. See Note 4 for further discussion.

Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $18,475,000 and $36,433,000 for the 13 and 26 weeks ended July 1, 2021, respectively, and $18,852,000 and $37,886,000 for the 13 and 26 weeks ended June 25, 2020, respectively.

Assets Held for Sale – Long-lived assets that are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria are classified as assets held for sale and included within current assets on the consolidated balance sheet. Assets held for sale are measured at the lower of their carrying value or their fair value less costs to sell the asset. As of July 1, 2021 and December 31, 2020, assets held for sale consists primarily of excess land.

Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. This includes quantitative and qualitative factors, including evaluating the historical actual operating performance of the long-lived assets and assessing the potential impact of recent events and transactions impacting the long-lived assets. If such indicators are present, the Company determines if the long-lived assets are recoverable by assessing whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. If the long-lived assets are not recoverable, the Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. During the 26 weeks ended July 1, 2021 and June 25, 2020, the Company determined that indicators of impairment were present for certain assets. As such, the Company evaluated the value of its property and equipment and the value of its operating lease right-of-use assets and recorded impairment charges as discussed in Note 3.

Goodwill – The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performs its annual impairment test on the last day of its fiscal year. Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level. When reviewing goodwill for impairment, the Company considers the amount of excess fair value over the carrying value of the reporting unit, the period of time since its last quantitative test, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, the Company assesses numerous factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying value. Examples of qualitative factors that the Company assesses include its share price, its financial performance, market and competitive factors in its industry, and other events specific to the reporting unit. If the Company concludes that it is more likely than not that the fair value of its reporting unit is less than its carrying value, the Company performs a quantitative impairment test by comparing the carrying value of the reporting unit to the estimated fair value. There were no indicators of impairment identified during the 26 weeks ended July 1, 2021.

Trade Name Intangible Asset – The Company recorded a trade name intangible asset in conjunction with the Movie Tavern acquisition that was determined to have an indefinite life. The Company reviews its trade name intangible asset for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. During the 26 weeks ended June 25, 2020, the Company determined that indicators of impairment were present. As such, the Company evaluated the value of its trade name intangible asset and recorded an impairment charge of $2,200,000 (see Note 3 for further discussion). There were no indicators of impairment identified during the 26 weeks ended July 1, 2021.

Earnings (Loss) Per Share - Net earnings (loss) per share (EPS) of Common Stock and Class B Common Stock is computed using the two class method. Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and convertible debt instruments using the if- converted method. Convertible Class B Common Stock is reflected on an if-converted basis when dilutive to Common Stock. The computation of the diluted net earnings (loss) per share of Common Stock assumes the conversion of Class B Common Stock in periods that have net earnings since it would be dilutive to Common Stock earnings per share, while the diluted net earnings (loss) per share of Class B Common Stock does not assume the conversion of those shares.

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

The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings (loss) per share for net earnings (loss) and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks	13 Weeks	26 Weeks	26 Weeks
	Ended	Ended	Ended	Ended
	July 1, 2021	June 25, 2020	July 1, 2021	June 25, 2020

	(in thousands, except per share data)
Numerator:
Net loss attributable to The Marcus Corporation	$(23,366)	$(27,029)	$(51,496)	$(46,381)
Denominator:
Denominator for basic EPS	31,404	31,061	31,300	31,018
Effect of dilutive employee stock options	—	—	—	—
Denominator for diluted EPS	31,404	31,061	31,300	31,018
Net loss per share - basic:
Common Stock	$(0.76)	$(0.89)	$(1.71)	$(1.53)
Class B Common Stock	$(0.68)	$(0.81)	$(1.44)	$(1.39)
Net loss per share - diluted:
Common Stock	$(0.76)	$(0.89)	$(1.71)	$(1.53)
Class B Common Stock	$(0.68)	$(0.81)	$(1.44)	$(1.39)

For the periods when the Company reports a net loss, common stock equivalents are excluded from the computation of diluted loss per share as their inclusion would have an antidilutive effect.

Shareholders’ Equity - Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interests for the 13 and 26 weeks ended July 1, 2021 and June 25, 2020 was as follows (in thousands, except per share data):

							Shareholders’
							Equity
					Accumulated		Attributable
		Class B	Capital		Other		to The	Non-
	Common	Common	in Excess	Retained	Comprehensive	Treasury	Marcus	controlling	Total
	Stock	Stock	of Par	Earnings	Loss	Stock	Corporation	Interests	Equity
BALANCES AT DECEMBER 31, 2020	$23,264	$7,926	$153,529	$331,897	$(14,933)	$(2,960)	$498,723	$—	$498,723
Adoption of ASU No. 2020-06 (see Note 4)	—	—	(16,511)	702	—	—	(15,809)	—	(15,809)
Exercise of stock options	—	—	(659)	—	—	1,951	1,292	—	1,292
Purchase of treasury stock	—	—	—	—	—	(1,181)	(1,181)	—	(1,181)
Savings and profit-sharing contribution	44	—	968	—	—	—	1,012	—	1,012
Reissuance of treasury stock	—	—	2	—	—	10	12	—	12
Issuance of non-vested stock	221	—	(367)	—	—	146	—	—	—
Shared-based compensation	—	—	1,484	—	—	—	1,484	—	1,484
Other	—	—	—	(1)	—	1	—	—	—
Conversions of Class B Common Stock	520	(520)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(28,130)	452	—	(27,678)	—	(27,678)
BALANCES AT APRIL 1, 2021	$24,049	$7,406	$138,446	$304,468	$(14,481)	$(2,033)	$457,855	$—	$457,855
Exercise of stock options	—	—	(40)	—	—	122	82	—	82
Purchase of treasury stock	—	—	—	—	—	(73)	(73)	—	(73)
Reissuance of treasury stock	—	—	(1)	—	—	7	6	—	6
Issuance of non-vested stock	18	—	(157)	—	—	139	—	—	—
Shared-based compensation	—	—	2,668	—	—	—	2,668	—	2,668
Conversions of Class B Common Stock	275	(275)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(23,366)	356	—	(23,010)	—	(23,010)
BALANCES AT JULY 1, 2021	$24,342	$7,131	$140,916	$281,102	$(14,125)	$(1,838)	$437,528	$—	$437,528

							Shareholders’
							Equity
					Accumulated		Attributable
		Class B	Capital		Other		to The	Non-
	Common	Common	in Excess	Retained	Comprehensive	Treasury	Marcus	controlling	Total
	Stock	Stock	of Par	Earnings	Loss	Stock	Corporation	Interests	Equity
BALANCES AT DECEMBER 26, 2019	$23,254	$7,936	$145,549	$461,884	$(12,648)	$(4,540)	$621,435	$23	$621,458
Cash Dividends:
$.15 Class B Common Stock	—	—	—	(1,224)	—	—	(1,224)	—	(1,224)
$.16 Common Stock	—	—	—	(3,921)	—	—	(3,921)	—	(3,921)
Exercise of stock options	—	—	5	—	—	40	45	—	45
Purchase of treasury stock	—	—	—	—	—	(274)	(274)	—	(274)
Savings and profit-sharing contribution	—	—	299	—	—	1,016	1,315	—	1,315
Reissuance of treasury stock	—	—	2	—	—	46	48	—	48
Issuance of non-vested stock	—	—	(149)	—	—	149	—	—	—
Shared-based compensation	—	—	988	—	—	—	988	—	988
Conversions of Class B Common Stock	10	(10)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(19,352)	(547)	—	(19,899)	(148)	(20,047)
BALANCES AT MARCH 26, 2020	$23,264	$7,926	$146,694	$437,387	$(13,195)	$(3,563)	$598,513	$(125)	$598,388
Exercise of stock options	—	—	(4)	—	—	15	11	—	11
Reissuance of treasury stock	—	—	(17)	—	—	112	95	—	95
Issuance of non-vested stock	—	—	(172)	—	—	172	—	—	—
Shared-based compensation	—	—	1,190	—	—	—	1,190	—	1,190
Other	—	—	(1)	1	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(27,029)	200	—	(26,829)	125	(26,704)
BALANCES AT JUNE 25, 2020	$23,264	$7,926	$147,690	$410,359	$(12,995)	$(3,264)	$572,980	$—	$572,980

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	July 1,	December 31,
	2021	2020

	(in thousands)
Unrecognized loss on interest rate swap agreements	$(762)	$(1,086)
Net unrecognized actuarial loss for pension obligation	(13,363)	(13,847)
	$(14,125)	$(14,933)

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At July 1, 2021 and December 31, 2020, respectively, the Company’s $3,445,000 and $1,415,000 of debt and equity securities classified as trading were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At July 1, 2021 and December 31, 2020, respectively, the Company’s $1,031,000 and $1,470,000 liability related to the Company’s interest rate swap contracts was valued using Level 2 pricing inputs.

Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At July 1, 2021 and December 31, 2020, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs. Assets and liabilities that are measured on a non-recurring basis are discussed in Note 3.

Defined Benefit Plan - The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks	13 Weeks	26 Weeks	26 Weeks
	Ended	Ended	Ended	Ended
	July 1, 2021	June 25, 2020	July 1, 2021	June 25, 2020

	(in thousands)
Service cost	$280	$273	$561	$547
Interest cost	301	344	601	686
Net amortization of prior service cost and actuarial loss	327	247	655	495
Net periodic pension cost	$908	$864	$1,817	$1,728

Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of earnings.

Revenue Recognition – The disaggregation of revenues by business segment for the 13 and 26 weeks ended July 1, 2021 is as follows (in thousands):

	13 Weeks Ended July 1, 2021
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$24,915	$—	$—	$24,915
Rooms	—	17,332	—	17,332
Theatre concessions	23,061	—	—	23,061
Food and beverage	—	9,591	—	9,591
Other revenues(1)	4,281	9,855	95	14,231
Cost reimbursements	44	3,373	—	3,417
Total revenues	$52,301	$40,151	$95	$92,547

	26 Weeks Ended July 1, 2021
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$35,600	$—	$—	$35,600
Rooms	—	26,376	—	26,376
Theatre concessions	32,980	—	—	32,980
Food and beverage	—	15,503	—	15,503
Other revenues(1)	6,196	19,734	195	26,125
Cost reimbursements	87	6,663	—	6,750
Total revenues	$74,863	$68,276	$195	$143,334

(1)	Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.

The disaggregation of revenues by business segment for the 13 and 26 weeks ended June 25, 2020 is as follows (in thousands):

	13 Weeks Ended June 25, 2020
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$154	$—	$—	$154
Rooms	—	857	—	857
Theatre concessions	1,104	—	—	1,104
Food and beverage	—	586	—	586
Other revenues(1)	557	2,571	169	3,297
Cost reimbursements	34	1,901	—	1,935
Total revenues	$1,849	$5,915	$169	$7,933

	26 Weeks Ended June 25, 2020
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$55,549	$—	$—	$55,549
Rooms	—	17,846	—	17,846
Theatre concessions	47,034	—	—	47,034
Food and beverage	—	14,200	—	14,200
Other revenues(1)	8,260	13,555	258	22,073
Cost reimbursements	217	10,474	—	10,691
Total revenues	$111,060	$56,075	$258	$167,393

(1)	Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.

The Company had deferred revenue from contracts with customers of $40,412,000 and $37,307,000 as of July 1, 2021 and December 31, 2020, respectively. The Company had no contract assets as of July 1, 2021 and December 31, 2020. During the 26 weeks ended July 1, 2021, the Company recognized revenue of $4,115,000 that was included in deferred revenues as of December 31, 2020. During the 26 weeks ended June 25, 2020, the Company recognized revenue of $11,482,000 that was included in deferred revenues as of December 26, 2019. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced ticket sales and the Company’s loyalty program.

As of July 1, 2021, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $4,492,000 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. The Company recognizes revenue as the tickets are redeemed, which is expected to occur within the next two years.

As of July 1, 2021, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $3,017,000 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.

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

The Company began fiscal 2021 with approximately 52% of its theatres open. As state and local restrictions were eased in several of its markets and several new films were released by movie studios, the Company gradually reopened theatres during the 26 weeks ended July 1, 2021 and ended the fiscal 2021 second quarter with approximately 95% of its theatres open. The majority of the Company’s reopened theatres operated with reduced operating days (Fridays, Saturdays, Sundays and Tuesdays) and reduced operating hours during the fiscal 2021 first quarter. By the end of the second quarter, the vast majority of the theatres had returned to normal operating days (seven days per week) and operating hours. All of the reopened theatres operated at significantly reduced attendance levels compared to prior pre-COVID-19 pandemic years due to customer concerns related to the COVID-19 pandemic and a reduction in the number of new films released during the first half of fiscal 2021.

The Company began fiscal 2021 with all eight of its company-owned hotels and all but one of its managed hotels open. The majority of the Company’s restaurants and bars in its hotels and resorts have been open during the first half of fiscal 2021, operating under applicable state and local restrictions and guidelines, and in some cases reduced operating hours. The majority of the Company’s hotels and restaurants are generating significantly reduced revenues as compared to prior years.

Since the COVID-19 crisis began, the Company has been working proactively to preserve cash and enhance liquidity. In fiscal 2020, the Company obtained additional financing and modified previously existing debt covenants (see Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020). Additionally, early in the Company’s fiscal 2021 third quarter, in conjunction with an amendment to its revolving credit agreement, the Company modified its previously existing debt covenants (see Note 4 for further reference). During the 26 weeks ended July 1, 2021, the Company received the remaining $5,900,000 of requested tax refunds from its fiscal 2019 tax return. During fiscal 2020, a number of states elected to provide grants to certain businesses most impacted by the COVID-19 pandemic, utilizing funds received by the applicable state under provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”). The Company received $4,913,000 of these prior year grants during the 26 weeks ended July 1, 2021. Also during the 26 weeks ended July 1, 2021, the Company was awarded and received an additional $1,271,000 in theatre grants from another state.

During the first quarter of fiscal 2021, the Company filed income tax refund claims of $24,200,000 related to its fiscal 2020 tax return, with the primary benefit derived from net operating loss carrybacks. The Company received approximately $1,800,000 of this refund in July 2021. Additional income tax loss carryforwards are expected to be generated during fiscal 2021 that will benefit future years.

The COVID-19 pandemic and the resulting impact on the Company’s operating performance has affected, and may continue to affect, the estimates and assumptions made by management. Such estimates and assumptions include, among other things, the Company’s goodwill and long-lived asset valuations and the measurement of compensation costs for annual and long-term incentive plans. Events and changes in circumstances arising after July 1, 2021, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

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

3. Impairment Charges

During the 13 weeks ended July 1, 2021, the Company determined that indicators of impairment were evident at certain theatre asset groups. For certain of the theatre asset groups evaluated for impairment, the sum of the estimated undiscounted future cash flows attributable to these assets was less than their carrying amount. The Company evaluated the fair value of these assets, consisting primarily of leasehold improvements, furniture, fixtures and equipment, and operating lease right-of-use-assets less lease obligations, and determined that the fair value, measured using Level 3 pricing inputs (using estimated discounted cash flows over the life of the primary asset, including estimated sales proceeds) was less than their carrying values and recorded a $3,732,000 impairment loss, reducing certain property and equipment and certain operating lease right-of-use assets. The remaining net book value of the impaired assets was $10,200,000 as of July 1, 2021, excluding any applicable remaining lease obligations.

During the 13 weeks ended March 26, 2020, the Company determined that indicators of impairment were evident at all asset groups. For certain theatre asset groups, the sum of the estimated undiscounted future cash flows attributable to these assets was less than their carrying amount. The Company evaluated the fair value of these assets, consisting primarily of leasehold improvements, furniture, fixtures and equipment, and operating lease right-of-use assets less lease obligations, and determined that the fair value, measured using Level 3 pricing inputs (using estimated discounted cash flows over the life of the primary asset, including estimated sale proceeds) was less than their carrying values and recorded a $6,512,000 impairment loss, reducing certain property and equipment and certain operating lease right-of-use assets. The fair value of the impaired assets was $13,686,000 as of March 26, 2020, excluding any applicable remaining lease obligations. There were no indicators of impairment identified during the 13 weeks ended June 25, 2020.

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

4. Long-Term Debt and Short-Term Borrowings

Long-term debt is summarized as follows:

	July 1,2021	December 31, 2020

	(in thousands, except payment data)
Mortgage notes	$24,482	$24,482
Senior notes	100,000	100,000
Unsecured term note due February 2025, with monthly principal and interest payments of $39,110, bearing interest at 5.75%	1,548	1,735
Convertible senior notes	100,050	100,050
Payroll Protection Program loans	3,424	3,424
Revolving credit agreement	20,000	—
Term loan facility	50,000	—
Debt issuance costs	(4,440)	(3,684)
	295,064	226,007
Less current maturities, net of issuance costs	11,171	10,548
Less debt discount	—	22,423
	$283,893	$193,036

Credit Agreement and Short-Term Borrowings

On January 9, 2020, the Company entered into a Credit Agreement with several banks, including JPMorgan Chase Bank, N.A., as Administrative Agent, and U.S. Bank National Association, as Syndication Agent. On April 29, 2020, the Company entered into the First Amendment, on September 15, 2020, the Company entered into the Second Amendment, and on July 13, 2021, subsequent to the Company’s fiscal 2021 second quarter, the Company entered into the Third Amendment (the Credit Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment, hereinafter referred to as the “Credit Agreement”).

The Credit Agreement provides for a revolving credit facility that matures on January 9, 2025 with an initial maximum aggregate amount of availability of $225,000,000. At July 1, 2021, there were borrowings of $20,000,000 outstanding on the revolving credit facility, bearing interest at LIBOR plus a margin, effectively 3.35% at July 1, 2021. Availability under the line at July 1, 2021, was $201,449,000, after taking into consideration outstanding letters of credit that reduce revolver availability. In conjunction with the First Amendment, the Company added an initial $90,800,000 term loan facility that was scheduled to mature on September 22, 2021. In conjunction with the Third Amendment, which occurred in July 2021 subsequent to the Company’s fiscal 2021 second quarter, the term loan facility was reduced to $50,000,000 and the maturity date was extended to September 22, 2022. As of July 1, 2021, the balance of the term loan was $83,695,000, of which $33,695,000 is included in short-term borrowings and $50,000,000 is included in long-term debt on the consolidated balance sheet.

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

The Credit Agreement contains various restrictions and covenants applicable to us and certain of our subsidiaries. Among other requirements, the Credit Agreement (a) limits the amount of priority debt (as defined in the Credit Agreement) held by our restricted subsidiaries to no more than 20% of our consolidated total capitalization (as defined in the Credit Agreement), (b) limits our permissible consolidated debt to capitalization ratio to a maximum of 0.55 to 1.0, (c) requires us to maintain a consolidated fixed charge coverage ratio of at least 3.0 to 1.0 as of the end of the fiscal quarter ending March 30, 2023 and each fiscal quarter thereafter, (d) restricts our ability and certain of our subsidiaries’ ability to incur additional indebtedness, pay dividends and other distributions (the restriction on dividends and other distributions does not apply to subsidiaries), and make voluntary prepayments on or defeasance of our 4.02% Senior Notes due August 2025, 4.32% Senior Notes due February 2027, the notes or certain other convertible securities, (e) requires our consolidated EBITDA not to be less than or equal to (i) $10 million as of December 30, 2021 for the two consecutive fiscal quarters then ending, (ii) $25 million as of March 31, 2022 for the three consecutive fiscal quarters then ending, (iii) $50 million as of June 30, 2022 for the four consecutive fiscal quarters then ending, (iv) $65 million as of September 29, 2022 for the four consecutive fiscal quarters then ending, or (v) $70 million as of December 29, 2022 for the four consecutive fiscal quarters then ending, (f) requires our consolidated liquidity not to be less than or equal to (i) $100 million as of September 30, 2021, (ii) $100 million as of December 30, 2021, (iii) $100 million as of March 31, 2022, (iv) $100 million as of June 30, 2022, or (v) $50 million as of the end of any fiscal quarter thereafter until and including the fiscal quarter ending December 29, 2022; however, each such required minimum amount of consolidated liquidity would be reduced to $50 million for each such testing date if the initial term loans are paid in full as of such date, and (g) prohibits us and certain of our subsidiaries from incurring or making capital expenditures, in the aggregate for us and such subsidiaries, (i) during fiscal 2021 in excess of the sum of $40.0 million plus certain adjustments, or (ii) during our 2022 fiscal year in excess of $50 million plus certain adjustments.

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

On July 13, 2021, subsequent to the Company’s fiscal 2021 second quarter, the Company and certain purchasers entered into amendments (the “Note Amendments”) to the Note Purchase Agreement, dated June 27, 2013, and the Note Purchase Agreement, dated December 21, 2016 (collectively, the Note Purchase Agreements”). The Note Amendments amend certain covenants and other terms of the Note Purchase Agreements and are identical to the amended covenants that are referenced in the Credit Agreement section above.

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

As of April 2, 2021, the first day of the Company’s fiscal 2021 second quarter, a conversion feature on the Convertible Notes had been met, and thus the Company’s Convertible Notes are now eligible for conversion. The Company has the ability to settle the conversion in Company stock. As such, the Convertible Notes will continue to be classified as long-term. Future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement period. No Convertible Notes have been converted to date and the Company does not expect any to be converted within the next 12 months.

Derivatives

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into two interest rate swap agreements on March 1, 2018 covering $50,000,000 of floating rate debt. The first agreement had a notional amount of $25,000,000, expired March 1, 2021, and required the Company to pay interest at a defined rate of 2.559% while receiving interest at a defined variable rate of one-month LIBOR. The second agreement has a notional amount of $25,000,000, expires March 1, 2023, and requires the Company to pay interest at a defined rate of 2.687% while receiving interest at a defined variable rate of one-month LIBOR (0.125% at July 1, 2021). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. As of July 1, 2021, the remaining interest rate swap was considered highly effective. The fair value of the interest rate swap on July 1, 2021 was a liability of $1,031,000, which is included in other long-term obligations in the consolidated balance sheet. The fair value of the interest rate swaps on December 31, 2020, was a liability of $1,470,000, of which $100,000 was included in other accrued liabilities and $1,370,000 was included in other long-term obligations in the consolidated balance sheet. The Company does not expect the interest rate swap to have a material effect on earnings within the next 12 months.

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

Total lease cost consists of the following:

		13 Weeks	13 Weeks	26 Weeks	26 Weeks
		Ended	Ended	Ended	Ended
Lease Cost	Classification	July 1, 2021	June 25, 2020	July 1, 2021	June 25, 2020

		(in thousands)
Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$668	$719	$1,380	$1,430
Interest on lease liabilities	Interest expense	240	262	490	531
		$908	$981	$1,870	$1,961
Operating lease costs:
Operating lease costs	Rent expense	6,465	$6,212	$12,786	$12,879
Variable lease cost	Rent expense	(158)	20	(173)	247
Short-term lease cost	Rent expense	37	96	72	156
		$6,344	$6,328	$12,685	$13,282

Additional information related to leases is as follows:

	13 Weeks	13 Weeks	26 Weeks	26 Weeks
	Ended	Ended	Ended	Ended
Other Information	July 1, 2021	June 25, 2020	July 1, 2021	June 25, 2020

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$699	$170	$1,329	$805
Operating cash flows from finance leases	240	262	490	531
Operating cash flows from operating leases	7,899	1,769	15,292	$6,413

Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	—	139	—	164
Operating lease liabilities	—	—	1,575	9,630

	July 1, 2021	December 31, 2020

	(in thousands)
Finance leases:
Property and equipment – gross	$74,912	$75,322
Accumulated depreciation and amortization	(56,573)	(55,547)
Property and equipment - net	$18,339	$19,775

Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	July 1, 2021	December 31, 2020
Weighted-average remaining lease terms:
Finance leases	8 years	9 years
Operating leases	14 years	15 years

Weighted-average discount rates:
Finance leases	4.57%	4.62%
Operating leases	4.53%	4.53%

Due to the COVID-19 pandemic, the Company temporarily closed all of its theatres on March 17, 2020 and had temporarily closed all of its company-owned hotels by April 8, 2020. At that time, the Company began actively working with landlords to discuss changes to the timing of lease payments and contract terms of leases due to the pandemic. The lease terms were negotiated on a lease-by-lease basis with individual landlords. In conjunction with these lease discussions, the Company obtained lease concessions for the majority of its leases. Substantially all of the lease concessions were for the deferral of lease payments into future periods. This resulted in the total payments required by the modified contract being substantially the same as or less than the total payments required by the original contract. The Company has made the policy election to account for these lease concessions as if they were made under the enforceable rights included in the original agreement and are thus outside of the modification framework. The Company has elected to account for these concessions as if no changes to the lease contract were made and has continued to recognize rent expense during the deferral period. Deferred rent payments of approximately $4,913,000 for the Company’s operating leases have been included in the total operating lease obligations as of July 1, 2021, of which approximately $1,253,000 is included in long-term operating lease obligations.

6. Income Taxes

The Company’s effective income tax rate, adjusted for earnings (losses) from noncontrolling interests, for the 13 and 26 weeks ended July 1, 2021 was 26.3% and 27.0%, respectively, and was 52.5% and 44.0% for the 13 and 26 weeks ended June 25, 2020, respectively. The Company’s effective income tax rate during the 13 and 26 weeks ended June 25, 2020 benefitted from several accounting method changes and the March 27, 2020 signing of the CARES Act, one of the provisions of which allows the Company’s 2019 and 2020 taxable losses to be carried back to prior fiscal years during which the federal income tax rate was 35%, compared to the current statutory federal income tax rate of 21%. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in its income tax expense or benefit as the entity is considered a pass-through entity and, as such, the income tax expense or benefit is attributable to its owner.

During the 26 weeks ended July 1, 2021, the Company received the remaining $5,900,000 of requested tax refunds from its fiscal 2019 tax return. Also during the 26 weeks ended July 1, 2021, the Company filed income tax refund claims of $24,200,000 related to its fiscal 2020 tax return, with the primary benefit derived from net operating loss carrybacks to prior years. The Company received $1,800,000 of this refund in July 2021, subsequent to the Company’s fiscal 2021 second quarter. Additional income tax loss carryforwards are expected to be generated during fiscal 2021 that will benefit future years.

7. Joint Venture Transactions

During the 26 weeks ended July 1, 2021, pursuant to a recapitalization of a joint venture whose investment value was $0 as of December 31, 2020, the Company surrendered its ownership interest in this equity method investment. Also during the 26 weeks ended July 1, 2021, the Company sold its interest in an equity investment without a readily determinable fair value for $4,150,000 and recorded a gain of $2,079,000, which is included in gain (loss) on disposition of property, equipment and other assets in the consolidated statement of earnings (loss).

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

Following is a summary of business segment information for the 13 weeks and 26 weeks ended July 1, 2021 and June 25, 2020 (in thousands):

13 Weeks Ended		Hotels/	Corporate
July 1, 2021	Theatres	Resorts	Items	Total
Revenues	$52,301	$40,151	$95	$92,547
Operating loss	(18,215)	(2,239)	(5,656)	(26,110)
Depreciation and amortization	13,385	5,047	62	18,494

13 Weeks Ended		Hotels/	Corporate
June 25, 2020	Theatres	Resorts	Items	Total
Revenues	$1,849	$5,915	$169	$7,933
Operating loss	(34,531)	(14,681)	(3,850)	(53,062)
Depreciation and amortization	13,382	5,333	130	18,845

26 Weeks Ended		Hotels/	Corporate
July 1, 2021	Theatres	Resorts	Items	Total
Revenues	$74,863	$68,276	$195	$143,334
Operating loss	(43,854)	(7,947)	(9,970)	(61,771)
Depreciation and amortization	26,171	10,174	128	36,473

26 Weeks Ended		Hotels/	Corporate
June 25, 2020	Theatres	Resorts	Items	Total
Revenues	$111,060	$56,075	$258	$167,393
Operating loss	(41,614)	(25,534)	(8,114)	(75,262)
Depreciation and amortization	26,892	10,745	241	37,878

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

We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The second quarter of fiscal 2021 consisted of the 13-week period beginning on April 2, 2021 and ended on July 1, 2021. The second quarter of fiscal 2020 consisted of the 13-week period beginning March 27, 2020 and ended on June 25, 2020. The first half of fiscal 2021 consisted of the 26-week period beginning on January 1, 2021 and ended on July 1, 2021. The first half of fiscal 2020 consisted of the 26-week period beginning December 27, 2019 and ended on June 25, 2020. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

For discussion regarding the impact of COVID-19 and related economic conditions on our results for the year ended December 31, 2020, see “Part II-Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report. For further discussion regarding the impacts of COVID-19 and related economic conditions on our results for the first half of fiscal 2021 and potential future impacts, see immediately below, and also refer to the discussion of our operational risks and financial risks found in “Part II-Item 1A-Risk Factors” below, and “Part I-Item 1A-Risk Factors” in our 2020 Annual Report.

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

We began fiscal 2021 with approximately 52% of our theatres open. As state and local restrictions were eased in several of our markets and several new films were released by movie studios, we gradually reopened theatres during the first and second quarters and ended the fiscal 2021 second quarter with approximately 95% of our theatres open. The majority of our reopened theatres operated with reduced operating days (Fridays, Saturdays, Sundays and Tuesdays) and reduced operating hours during the fiscal 2021 first quarter. By the end of May 2021, we had returned the vast majority of our theatres to normal operating days (seven days per week) and operating hours. During the first half of fiscal 2021, all of our reopened theatres operated at significantly reduced attendance levels compared to prior pre-COVID-19 pandemic years due to customer concerns related to the COVID-19 pandemic and a reduction in the number of new films released. While still below pre-COVID-19 levels, attendance improved in June and July 2021 as the number of vaccinated individuals increased, more films were released and customer willingness to return to movie theatres increased.

We began fiscal 2021 with all eight of our company-owned hotels and all but one of our managed hotels open. The majority of our restaurants and bars in our hotels and resorts were open during the first half of fiscal 2021, operating under applicable state and local restrictions and guidelines, and in some cases, reduced operating hours. The majority of our hotels and restaurants are generating significantly reduced revenues as compared to prior pre-COVID pandemic years. We reopened one of our two SafeHouse® restaurants and bars in June 2021, with plans to reopen the Chicago location during our fiscal 2021 third quarter.

Maintaining and protecting a strong balance sheet has always been a core philosophy of The Marcus Corporation during our 85-year history, and, despite the COVID-19 pandemic, our financial position remains strong. As of July 1, 2021, we had a cash balance of approximately $9 million, $201 million of availability under our $225 million revolving credit facility, and our debt-to-capitalization ratio (including short-term borrowings) was 0.43. With our strong liquidity position, combined with the expected receipt of income tax refunds and proceeds from the sale of surplus real estate (discussed below), we believe we are positioned to meet our obligations as they come due and continue to sustain our operations throughout fiscal 2021 and fiscal 2022, even if our properties continue to generate significantly reduced revenues throughout the remainder of fiscal 2021. We will continue to work to preserve cash and maintain strong liquidity to endure the impacts of the global pandemic, even if it continues for a prolonged period of time.

Early in the third quarter of fiscal 2021, in conjunction with an amendment to our revolving credit agreement (described in detail in the Liquidity section below), we paid down a portion of our term loan facility using borrowings from our revolving credit facility, reducing the balance of our short-term borrowings from approximately $83.5 million to approximately $50.0 million. In conjunction with the amendment, we extended the maturity date of the term loan facility to September 22, 2022.

Early in our first quarter of fiscal 2021, we received the remaining $5.9 million of requested tax refunds from our fiscal 2019 tax return. During the first quarter of fiscal 2021, we filed income tax refund claims of $24.2 million related to our fiscal 2020 tax return, with the primary benefit derived from net operating loss carrybacks to prior years. We received approximately $1.8 million of this refund in July 2021. Significant delays in processing refunds by the Internal Revenue Service may delay receipt of our remaining expected income tax refund until later in the third or fourth quarter of fiscal 2021. We expect to generate additional income tax loss carryforwards during fiscal 2021 that will benefit future years.

During the fourth quarter of fiscal 2020, a number of states elected to provide grants to certain businesses most impacted by the COVID-19 pandemic, utilizing funds received by the applicable state under provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”). We received $4.9 million of these prior year grants in January 2021. Early in fiscal 2021, we were awarded and received an additional $1.3 million in theatre grants from another state, further contributing to our strong liquidity position as of July 1, 2021. Additional state grants for theatres and hotels have recently been approved or are being discussed by state legislatures that we expect to benefit future periods.

We also continue to pursue sales of surplus real estate and other non-core real estate to further enhance our liquidity. During the first quarter of fiscal 2021, we sold an equity interest in a joint venture, generating total proceeds of approximately $4.2 million. As of July 1, 2021, we had letters of intent or contracts to sell several pieces of real estate with a total carrying value of $10.4 million, a portion of which we expect to close during the fiscal 2021 third quarter. We believe we may receive total sales proceeds from real estate sales during the next 12-18 months totaling approximately $20-$40 million, depending upon demand for the real estate in question.

We remain optimistic that the theatre industry is in the process of rebounding and will continue to benefit from pent-up social demand now that a greater percentage of the population is vaccinated, the majority of state and local restrictions have been lifted, and people seek togetherness with a return to normalcy. We still expect a return to “normalcy” will span multiple months driven by the continued progress of the vaccination rollout in each state and a gradual ramp-up of consumer comfort with public gatherings. The recent increase of the Delta variant of the disease has resulted in changing government guidance on indoor mask wearing in some communities, which may impact consumer comfort in the near term. We are very encouraged by the recent performance of summer films such as A Quiet Place Part II, Cruella, F9: The Fast Saga, Black Widow and Space Jam: A New Legacy. Total theatre division revenues, expressed as a percentage of fiscal 2019 revenues, have increased each month in fiscal 2021 to date, including an increase from 16% in January 2021 to 48% in June 2021. As described further below in the Theatres section, a significant number of films originally scheduled to be released during fiscal 2020 and the first half of fiscal 2021 have been delayed until later in fiscal 2021 or fiscal 2022, further increasing the quality and quantity of films that we expect to be available during those future time periods.

As we expected, the primary customer for hotels during the first half of fiscal 2021 continued to come from the “drive-to leisure” market. Demand from this customer segment exceeded our expectations during the first half of fiscal 2021. Most organizations implemented travel bans at the onset of the pandemic, only allowing essential travel. It is likely that business travel will continue to be limited in the near term, although we are beginning to experience some increases in travel from this customer segment. Total hotel division revenues, expressed as a percentage of fiscal 2019 revenues, have also increased each month in fiscal 2021 to date, including an increase from 49% in January 2021 to 71% in June 2021. As of the date of this report, our group room revenue bookings for fiscal 2021 - commonly referred to in the hotels and resorts industry as “group pace” - is running approximately 20% behind where we were at the same time in fiscal 2019, but that is an improvement from recent quarters and we are experiencing increased booking activity for later in fiscal 2021 and particularly for fiscal 2022 and beyond. Banquet and catering revenue pace for the remainder of fiscal 2021 and fiscal 2022 is also running behind where we would typically be at this same time in prior years, but not as much as group room revenues, due in part to increases in wedding bookings. The future economic environment will also have a significant impact on the pace of our return to “normal” hotel operations.

Both of our operating divisions are experiencing challenges related to a labor shortage that has arisen as the country emerges from the pandemic. Difficulties in hiring new associates after significantly reducing staffing during the height of the COVID-19 pandemic may impact our ability to service our increasing customer counts in both theatres and hotels and may also increase labor costs in future periods.

We cannot assure that the impact of the COVID-19 pandemic will not continue to have a material adverse effect on both our theatre and hotels and resorts businesses, results of operations, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness.

Overall Results

The following table sets forth revenues, operating loss, other income (expense), net loss and net loss per diluted common share for the second quarter and first half of fiscal 2021 and fiscal 2020 (in millions, except for per share and variance percentage data):

	Second Quarter				First Half
			Variance				Variance
	F2021	F2020	Amt.	Pct.	F2021	F2020	Amt.	Pct.
Revenues	$92.5	$7.9	$84.6	1,066.6%	$143.3	$167.4	$(24.1)	(14.4)%
Operating loss	(26.1)	(53.1)	27.0	50.8%	(61.8)	(75.3)	13.5	17.9%
Other income (expense)	(5.6)	(3.7)	(1.9)	(48.9)%	(8.8)	(7.6)	(1.2)	(15.6)%
Net earnings attributable to noncontrolling interests	—	0.1	(0.1)	(100.0)%	—	—	—	—%
Net loss attributable to The Marcus Corp.	$(23.4)	$(27.0)	$3.6	13.6%	$(51.5)	$(46.4)	$(5.1)	(11.0)%
Net loss per common share - diluted:	$(0.76)	$(0.89)	$0.13	14.6%	$(1.71)	$(1.53)	$(0.18)	(11.8)%

Revenues increased and operating loss, net loss attributable to The Marcus Corporation and net loss per diluted common share decreased during the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. Increased revenues from both our theatre division and hotels and resorts division contributed to the improvement during the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020, during which the majority of our theatres and hotels were closed for most of such quarter due to the impact of the COVID-19 pandemic. Revenues decreased during the first half of fiscal 2021 compared to the first half of fiscal 2020 due to the fact that our theatres and hotels were operating fairly normally during the first two and one-half months of fiscal 2020 until the onset of the pandemic in mid-March. Our operating loss decreased during the first half of fiscal 2021 compared to the first half of fiscal 2020 due to improved revenues during the fiscal 2021 second quarter and the fact that the fiscal 2020 operating results were negatively impacted by several nonrecurring items. Net loss attributable to The Marcus Corporation and net loss per diluted common share increased during the first half of fiscal 2021 compared to the first half of fiscal 2020 due in part to the fact that fiscal 2020 results were favorably impacted by a favorable income tax benefit described below.

Our operating loss during the second quarter and first half of fiscal 2021 was negatively impacted by impairment charges of approximately $3.7 million, or approximately $0.09 per diluted common share, primarily related to surplus real estate that we intend to sell. Our operating loss during the first half of fiscal 2021 was favorably impacted by a state government grant of approximately $1.3 million, or approximately $0.03 per diluted common share. Our operating performance during the second quarter of fiscal 2020 was negatively impacted by nonrecurring expenses totaling approximately $3.0 million, or approximately $0.07 per diluted common share, including payments to and on behalf of laid off employees and allowances for bad debts (including the write-off of deferred expenses for a hotel tenant who vacated space because of the pandemic). Nonrecurring expenses during the fiscal 2020 second quarter also included extensive cleaning costs, supply purchases and employee training, among other items, related to the reopening of selected theatre and hotel properties and implementing new operating protocols. Our operating performance during the first half of fiscal 2020 was negatively impacted by nonrecurring expenses totaling approximately $8.5 million, or approximately $0.19 per diluted common share, related to the expenses in the second quarter described above and expenses incurred (primarily payroll continuation payments to employees temporarily laid off) due to the closing of all of our movie theatres and the majority of our hotels and resorts during the last two weeks of the first quarter. In addition, impairment charges related to intangible assets and several theatre locations negatively impacted our fiscal 2020 first half operating loss by approximately $8.7 million, or approximately $0.20 per diluted common share.

Operating losses from our corporate items, which include amounts not allocable to the business segments, increased during the fiscal 2021 periods compared to the fiscal 2020 periods due primarily to increased non-cash long-term incentive compensation expenses and the fact that we reduced salaries and bonus accruals during fiscal 2020 to preserve liquidity at the onset of the pandemic. Net loss attributable to The Marcus Corporation during the fiscal 2021 periods was negatively impacted by increased interest expense compared to the fiscal 2020 periods, partially offset by a gain on disposition of property, equipment and other assets during the first quarter of fiscal 2021.

We recognized investment income of $120,000 and $160,000, respectively, during the second quarter and first half of fiscal 2021 compared to investment income of $836,000 and $141,000, respectively, during the second quarter and first half of fiscal 2020. Variations in investment income during both the fiscal 2021 and fiscal 2020 periods were due to changes in the value of marketable securities. A significant market decline arising from the COVID-19 pandemic during the first quarter of fiscal 2020 was offset by a market recovery during the second quarter of fiscal 2020.

Our interest expense totaled $4.9 million for the second quarter of fiscal 2021 compared to $3.5 million for the second quarter of fiscal 2020, an increase of approximately $1.4 million, or 39.0%. Our interest expense totaled approximately $9.8 million for the first half of fiscal 2021 compared to approximately $6.1 million for the first half of fiscal 2020, an increase of approximately $3.7 million, or 61.3%. The increase in interest expense during the fiscal 2021 periods was due in part to increased borrowings and an increase in our average interest rate. In addition, interest expense increased during the second quarter and first half of fiscal 2021 due to the fact that we incurred approximately $600,000 and $1.2 million, respectively, in noncash amortization of debt issuance costs, compared to approximately $100,000 and $150,000 of such costs during the second quarter and first half of fiscal 2020. On January 1, 2021, we elected to early adopt ASU No. 2020-06 (described in Note 1 of the condensed notes to our consolidated financial statements), which resulted in the elimination of noncash discount on convertible notes beginning with the first quarter of fiscal 2021. Changes in our borrowing levels due to variations in our operating results, capital expenditures, acquisition opportunities (or the lack thereof) and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.

We did not have any significant variations in other expenses or equity losses from unconsolidated joint ventures during the second quarter and first half of fiscal 2021 compared to the second quarter and first half of fiscal 2020. We reported a net gain on disposition of property, equipment and other assets of approximately $2.0 million during the first half of fiscal 2021, compared to net losses on disposition of property, equipment and other assets of $48,000 during the first half of fiscal 2020. The net gain on disposition of property, equipment and other assets during the first half of fiscal 2021 was due primarily to the sale of an equity investment in a joint venture. The timing of periodic sales and disposals of our property, equipment and other assets varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property, equipment and other assets. We anticipate additional disposition gains or losses from periodic sales of property, equipment and other assets during the second half of fiscal 2021 and beyond.

We reported an income tax benefit for the second quarter and first half of fiscal 2021 of $8.3 million and $19.1 million, respectively, compared to an income tax benefit of $29.9 million and $36.5 million, respectively, during the second quarter and first half of fiscal 2020. The larger income tax benefit during the fiscal 2020 periods was primarily the result of the significant losses before income taxes incurred as a result of the closing of the majority of our properties in March 2020 due to the COVID-19 pandemic. Our fiscal 2020 income tax benefit was also favorably impacted by an adjustment of approximately $17.6 million, or approximately $0.57 per share, resulting from several accounting method changes and the March 27, 2020 signing of the CARES Act. One of the provisions of the CARES Act allowed our 2019 and 2020 taxable losses to be carried back to prior fiscal years during which the federal income tax rate was 35% compared to the current statutory federal income tax rate of 21%. Our fiscal 2021 first half effective income tax rate was 27.0%. Our fiscal 2020 first half effective income tax rate was 44.0% and benefitted from the $17.6 million adjustment described above. Excluding this favorable adjustment to income tax benefit, our effective income tax rate during the first half of fiscal 2020 was 22.8%. We anticipate that our effective income tax rate for the remaining quarters of fiscal 2021 may be in the 24-26% range, excluding any potential changes in federal or state income tax rates or other one-time tax benefits. Our actual fiscal 2021 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

The operating results of one majority-owned hotel, The Skirvin Hilton, are included in the hotels and resorts division revenue and operating income during the fiscal 2021 and fiscal 2020 periods, and the after-tax net earnings or loss attributable to noncontrolling interests is deducted from or added to net earnings on the consolidated statements of earnings. We reported a net loss attributable to noncontrolling interests of $23,000 during the first half of fiscal 2020. As a result of the noncontrolling interest balance reaching zero during fiscal 2020, we do not expect to report additional net losses attributable to noncontrolling interests in future periods until the hotel returns to profitability.

Theatres

The following table sets forth revenues, operating loss and operating margin for our theatre division for the second quarter and first half of fiscal 2021 and fiscal 2020 (in millions, except for variance percentage and operating margin):

	Second Quarter					First Half
				Variance				Variance
	F2021	F2020		Amt.	Pct.	F2021	F2020	Amt.	Pct.
Revenues	$52.3	$1.9		$50.4	2,728.6%	$74.9	$111.1	$(36.2)	(32.6)%
Operating loss	(18.2)	(34.5)		16.3	47.3%	(43.9)	(41.6)	(2.3)	(5.4)%
Operating margin (% of revenues)	(34.8)%	N/A	%			(58.6)%	(37.5)%

Our theatre division revenues increased and operating loss decreased significantly during the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 due primarily to the fact that the vast majority of our theatres were closed during the fiscal 2020 second quarter. Our theatre division revenues decreased and operating loss increased during the first half of fiscal 2021 compared to the first half of fiscal 2020 due primarily to the fact that our theatres were operating fairly normally during the first two and one-half months of fiscal 2020 until the onset of the pandemic in mid-March. We began the first quarter of fiscal 2021 with approximately 52% of our theatres open. As state and local restrictions were eased in several of our markets and several new films were released by movie studios, we gradually reopened theatres, ending the fiscal 2021 first quarter with approximately 74% of our theatres open and ending the fiscal 2021 second quarter with approximately 95% of our theatres open. The majority of our reopened theatres operated with reduced operating days (Fridays, Saturdays, Sundays and Tuesdays) and reduced operating hours during the fiscal 2021 first quarter. By the end of May 2021, we had returned the vast majority of our theatres to normal operating days (seven days per week) and operating hours.

Our operating loss during the second quarter and first half of fiscal 2021 was negatively impacted by impairment charges of approximately $3.7 million primarily related to surplus real estate that we intend to sell. A nonrecurring state government grant of approximately $1.3 million favorably impacted our theatre division operating loss during the first half of fiscal 2021.

Our theatres were open for all but nine days during the first quarter of fiscal 2020 (we closed all of our theatres on March 17, 2020 in response to the COVID-19 pandemic). Other than six theatres that we reopened during the last week of the fiscal 2020 second quarter, all of our theatres were closed during the second quarter of fiscal 2020. In addition to the impact of reduced attendance due to the theatre closings, our theatre division operating loss during the second quarter and first half of fiscal 2020 was negatively impacted by nonrecurring expenses totaling approximately $700,000 and $3.5 million, respectively, related to expenses incurred (primarily payroll continuation payments to employees temporarily laid off) due to the closing of all of our movie theatres during the fiscal 2020 periods. Impairment charges related to intangible assets and several theatre locations also negatively impacted our theatre division fiscal 2020 first half operating loss by approximately $8.7 million.

The following table provides a further breakdown of the components of revenues for the theatre division for the second quarter and first half of fiscal 2021 and fiscal 2020 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2021	F2020	Amt.	Pct.	F2021	F2020	Amt.	Pct.
Admission revenues	$24.9	$0.2	$24.7	16,078.6%	$35.6	$55.6	$(20.0)	(35.9)%
Concession revenues	23.1	1.1	22.0	1,988.9%	33.0	47.0	(14.0)	(29.9)%
Other revenues	4.3	0.6	3.7	668.6%	6.2	8.3	(2.1)	(25.0)%
	52.3	1.9	50.4	2,779.2%	74.8	110.9	(36.1)	(32.5)%
Cost reimbursements	—	—	—	—%	0.1	0.2	(0.1)	(59.9)%
Total revenues	$52.3	$1.9	$50.4	2,728.6%	$74.9	$111.1	$(36.2)	(32.6)%

As described above, revenues were virtually non-existent during the second quarter of fiscal 2020 due to the temporary closing of all of our theatres on March 17, 2020 in response to the COVID-19 pandemic. The only revenues generated during the second quarter of fiscal 2020 were from the six theatres opened in June in order to begin testing our new operating protocols, as well as additional revenues from five parking lot cinemas opened during the quarter, curbside sales of popcorn, pizza and other food items and restaurant takeout sales from our three Zaffiro’s restaurants and bars. As a result, we believe it is also beneficial to compare our revenues to pre-pandemic levels. The following table compares the components of revenues for the theatre division for the second quarter and first half of fiscal 2021 to the second quarter and first half of fiscal 2019 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2021	F2019	Amt.	Pct.	F2021	F2019	Amt.	Pct.
Admission revenues	$24.9	$83.1	$(58.2)	(70.0)%	$35.6	$142.0	$(106.4)	(74.9)%
Concession revenues	23.1	67.9	(44.8)	(66.0)%	33.0	115.1	(82.1)	(71.3)%
Other revenues	4.3	11.2	(6.9)	(61.7)%	6.2	19.8	(13.6)	(68.6)%
	52.3	162.2	(109.9)	(67.8)%	74.8	276.9	(202.1)	(73.0)%
Cost reimbursements	—	0.2	(0.2)	(81.4)%	0.1	0.4	(0.3)	(79.7)%
Total revenues	$52.3	$162.4	$(110.1)	(67.8)%	$74.9	$277.3	$(202.4)	(73.0)%

According to data received from Comscore (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2021 second quarter and first half results, U.S. box office receipts decreased 73.9% during our fiscal 2021 second quarter and 80.0% during our fiscal 2021 first half compared to the same periods in fiscal 2019, indicating that our decrease in admission revenues during the second quarter of fiscal 2021 of 70.0% outperformed the industry by 3.9 percentage points. Our decrease in admission revenues during the first half of fiscal 2021 of 74.9% outperformed the industry by 5.1 percentage points. Based upon this metric, we believe we have been one of the top performing theatre circuits during fiscal 2021 compared to the top 10 circuits in the U.S. Additional data received and compiled by us from Comscore indicates our admission revenues during the second quarter and first half of fiscal 2021 represented approximately 3.4% and 3.7%, respectively, of the total admission revenues in the U.S. during the periods (commonly referred to as market share in our industry). This represents a notable increase over our reported market share of approximately 3.2% during the comparable fiscal 2019 periods, prior to the pandemic. Closed theatres in other markets in the U.S. contributed to our outperformance, particularly during the first quarter of fiscal 2021. Our goal is to continue our past pattern of outperforming the industry, but with the majority of our renovations now completed, our ability to do so in any given quarter will likely be partially dependent upon film mix, weather and the competitive landscape in our markets.

Sales attributable to our Marcus Private Cinema (“MPC”) program have exceeded expectations, partially offsetting reduced traditional attendance and contributing to our industry outperformance, particularly during the first quarter of fiscal 2021 when more governmental restrictions were in place and the vaccine rollout was in its early stages. Under this program, a guest may purchase an entire auditorium for up to 20 of his or her friends and family for a fixed charge, ranging from $99 to $179 (depending upon the film and number of weeks it has been in theatres). At its peak during the majority of the weeks during our fiscal 2021 first quarter, we averaged over 1,500 MPC events per week, accounting for approximately 21% of our admission revenues during those weeks.

Total theatre attendance understandably increased significantly during the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020, when our theatres were primarily closed. Total theatre attendance decreased 40.4% during the first half of fiscal 2021 compared to the first half of fiscal 2020, resulting in decreases in both admission revenues and concession revenues. A significant decrease in the number of new films, the lack of awareness of theatres being open (due in part to limited new film advertising), ongoing state and local capacity restrictions and customer concerns regarding visiting indoor businesses all contributed to the reductions in attendance during the first half of fiscal 2021. As described above, attendance from MPC events (estimated to average 13 guests per event) partially offset the reduction in traditional movie going attendance.

Our highest grossing films during the fiscal 2021 second quarter included A Quiet Place Part II, Godzilla vs. Kong, F9: The Fast Saga, Cruella and The Conjuring: The Devil Made Me Do It. Four of these five films were released during the final five weeks of our fiscal 2021 second quarter, an indication that film studios were reluctant to release major films until a larger percentage of the population had been vaccinated and the majority of the governmental restrictions in place, particularly in major markets, had been lifted. We believe our theatre circuit outperformed its typical market share on two of our top five films during the second quarter of fiscal 2021. We believe our overall admission revenue outperformed the industry due in part to the fact that we believe our theatre circuit outperformed its typical market share on the next tier of films (including four of the five films ranked six thru ten in admissions revenues during the second quarter). Due to less films being released during the second quarter of fiscal 2021, the film slate during such quarter was weighted more towards our top movies compared to the second quarter of fiscal 2019, as evidenced by the fact that our top five films during our fiscal 2021 second quarter accounted for 56% of our total box office results, compared to 51% for the top five films during the second quarter of fiscal 2019 (prior to the pandemic), both expressed as a percentage of the total admission revenues for the period. In prior years, an increased reliance on fewer films during a given quarter has had the effect of slightly increasing our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts. This was not the case during the second quarter or first half of fiscal 2021, however, due to reduced overall admission revenues reported for each film. As a result, our overall film rental cost decreased during the fiscal 2021 periods compared to the same periods last year and in prior years.

Our average ticket price increased 7.0% during the first half of fiscal 2021 compared to the first half of fiscal 2020 (comparisons to the second quarter of fiscal 2020 are not applicable because the majority of our theatres were closed during the second quarter of fiscal 2020). A larger proportion of admission revenues from our proprietary premium large format screens (with a higher ticket price) and the increase in MPC events contributed to the increase in our average ticket price during the first half of fiscal 2021, partially offset by the fact that we continued to offer older “library” film product for only $5.00 per ticket during portions of the first half of fiscal 2021.

Our average concession revenues per person increased by 17.2% during the first half of fiscal 2021 compared to the first half of fiscal 2020 (comparisons to the second quarter of fiscal 2020 are not applicable because the majority of our theatres were closed during the second quarter of fiscal 2020). As customers have returned to “normal” activities such as going to the movie theatre, they have demonstrated a propensity to spend at a higher rate than before the pandemic closures. In addition, a portion of the increase in our average concession revenues per person during the first half of fiscal 2021 may be attributed to shorter lines at our concession stand due to reduced attendance (during periods of high attendance, some customers do not purchase concessions because the line is too long). We also believe that an increased percentage of customers buying their concessions in advance using our website or our mobile app likely contributed to higher average concession revenues per person, as our experience has shown that customers are more likely to purchase more items when they order and pay electronically. We expect to continue to report increased average concession revenues per person in future periods, but whether our customers will continue to spend at these current significantly higher levels in future periods is currently unknown.

Other revenues decreased by approximately $2.1 million during the first half of fiscal 2021 compared to the first half of fiscal 2020 (comparisons to the second quarter of fiscal 2020 are not applicable because the majority of our theatres were closed during the second quarter of fiscal 2020). This decrease was primarily due to the impact of reduced attendance on internet surcharge ticketing fees and preshow advertising income.

The film product release schedule for the remainder of fiscal 2021, which had been changing in response to reduced near-term customer demand and changing state and local restrictions in various key markets in the U.S. and the world as a result of the ongoing COVID-19 pandemic, has solidified in the past two months. With restrictions in New York and California lifted or lessened, film studios have shown an increased willingness to begin releasing many of the new films that had previously been delayed. Godzilla vs. Kong was released on March 31, 2021 and performed beyond expectations, becoming at that time the best performing film released since the onset of the pandemic. Since then, A Quiet Place Part II, F9: The Fast Saga and the release of Black Widow in July 2021 have each opened to successively new post-pandemic record admission performance. Additional films that have contributed to our early fiscal 2021 third quarter results include Space Jam: A New Legacy, Old, Snake Eyes: GI Joe Origins, Jungle Cruise and The Suicide Squad.

New films scheduled to be released during the remainder of fiscal 2021 include Free Guy, Shang-Chi and the Legend of the Ten Rings and Venom: Let There Be Carnage during our fiscal 2021 third quarter and Hotel Transylvania: Transformania, the James Bond film No Time to Die, Halloween Kills, Dune, Eternals, Ghostbusters: Afterlife, Top Gun: Maverick, Encanto, West Side Story, Spider-Man: No Way Home, Sing 2, The King’s Man and The Matrix 4 during our fiscal 2021 fourth quarter. We believe that with a greater percentage of the population now vaccinated, and assuming that concerns over the Delta variant of COVID-19 do not result in significant new restrictions, demand for out-of-home entertainment will continue to increase during the second half of fiscal 2021. The above list of films scheduled to be released during the second half of fiscal 2021 appears quite strong, as does the list of films currently scheduled for release during fiscal 2022.

Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of appropriate “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including premium video-on-demand (“PVOD”), video on-demand (“VOD”), streaming services and DVD. These are factors over which we have no control. Even though Black Widow opened up in July 2021 with the highest weekend admission revenue performance post-pandemic, we believe that Disney’s decision to release this film simultaneous on Disney+ Premium likely negatively impacted the film’s overall box office performance. We currently believe that “day-and-date” film release experiments such as those tested by Warner Brothers and Disney during 2021 will not become the norm as the pandemic fully subsides. Warner Brothers has already indicated that they intend to return to an exclusive 45-day theatrical window with a significant number of their films during fiscal 2022.

We ended the first half of fiscal 2021 with a total of 1,091 company-owned screens in 88 theatres and six managed screens in one theatre, compared to 1,104 company-owned screens in 90 theatres and six managed screens in one theatre at the end of the first half of fiscal 2020. Early in our fiscal 2021 third quarter, we ceased providing management services to the 6-screen managed theatre noted above. As of the date of this report, 85 of our 88 company-owned theatres have been reopened, representing approximately 97% of our total theatres. One of the Marcus Wehrenberg theatres that we reopened in May 2021 recently completed a renovation that added DreamLounger recliner seating, as well as Reel Sizzle® and Take FiveSM Lounge outlets, to the theatre.

Hotels and Resorts

The following table sets forth revenues, operating loss and operating margin for our hotels and resorts division for the second quarter and first half of fiscal 2021 and fiscal 2020 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2021	F2020	Amt.	Pct.	F2021	F2020	Amt.	Pct.
Revenues	$40.2	$5.9	$34.3	578.8%	$68.3	$56.1	$12.2	21.8%
Operating loss	(2.2)	(14.7)	12.5	84.7%	(7.9)	(25.5)	17.6	68.9%
Operating margin (% of revenues)	(5.6)%	(248.2)%			(11.6)%	(45.5)%

Our hotels and resorts division operating loss improved significantly during the second quarter and first half of fiscal 2021 compared to the second quarter and first half of fiscal 2020 due to significantly increased revenues during the fiscal 2021 periods. All of our company-owned hotels and resorts, and in particular the Grand Geneva® Resort & Spa (“Grand Geneva”), contributed to the improved operating loss during the fiscal 2021 periods. Our hotels and resorts division operating loss during the second quarter and first half of fiscal 2020 was negatively impacted by nonrecurring expenses totaling approximately $2.3 million and $5.0 million, respectively, related to expenses incurred (primarily payroll continuation payments to employees temporarily laid off) due to the temporary closing of our eight company-owned hotels and resorts. Nonrecurring expenses during the fiscal 2020 second quarter also included extensive cleaning costs, supply purchases and employee training, among other items, related to the reopening of selected hotel properties and implementing new operating protocols.

The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the second quarter and first half of fiscal 2021 and fiscal 2020 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2021	F2020	Amt.	Pct.	F2021	F2020	Amt.	Pct.
Room revenues	$17.3	$0.8	$16.5	1,922.4%	$26.4	$17.8	$8.6	47.8%
Food/beverage revenues	9.6	0.6	9.0	1,536.7%	15.5	14.2	1.3	9.2%
Other revenues	9.9	2.6	7.3	283.3%	19.7	13.6	6.1	45.6%
	36.8	4.0	32.8	816.2%	61.6	45.6	16.0	35.1%
Cost reimbursements	3.4	1.9	1.5	77.4%	6.7	10.5	(3.8)	(36.4)%
Total revenues	$40.2	$5.9	$34.3	578.8%	$68.3	$56.1	$12.2	21.8%

Division revenues increased significantly during the second quarter and first half of fiscal 2021 compared to the second quarter and first half of fiscal 2020 due to the fact that we closed five of our eight company-owned hotels and resorts on March 24, 2020, and closed our remaining three company-owned hotels in early April 2020, all as a result of extremely low occupancy rates and significant COVID-19 pandemic related cancellations. We reopened four of our company-owned hotels (including several restaurants and bars) during the last weeks of our fiscal 2020 second quarter with significantly reduced occupancy compared to the prior year. All eight of our company-owned hotels and all but one of our managed hotels were open during our second quarter and first half of fiscal 2021. The majority of our restaurants and bars in our hotels and resorts were open during the first half of fiscal 2021, operating under applicable state and local restrictions and guidelines, and, in some cases, reduced operating hours. We reopened one of our two SafeHouse restaurants and bars in June 2021, with plans to reopen the remaining restaurant during our fiscal 2021 third quarter.

As a result of the significantly reduced revenues during our fiscal 2020 second quarter, we believe it is also beneficial to compare our revenues to pre-pandemic levels. The following table compares the components of revenues for the hotels and resorts division for the second quarter and first half of fiscal 2021 to the second quarter and first half of fiscal 2019 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2021	F2019	Amt.	Pct.	F2021	F2019	Amt.	Pct.
Room revenues	$17.3	$28.2	$(10.9)	(38.5)%	$26.4	$47.1	$(20.7)	(44.0)%
Food /beverage revenues	9.6	18.6	(9.0)	(48.5)%	15.5	34.4	(18.9)	(54.9)%
Other revenues	9.9	11.2	(1.3)	(12.1)%	19.7	23.4	(3.7)	(15.6)%
	36.8	58.0	(21.2)	(36.6)%	61.6	104.9	(43.3)	(41.3)%
Cost reimbursements	3.4	12.0	(8.6)	(71.8)%	6.7	20.1	(13.4)	(66.9)%
Total revenues	$40.2	$70.0	$(29.8)	(42.6)%	$68.3	$125.0	$(56.7)	(45.4)%

A decline in transient and group business contributed significantly to our reduced revenues during the second quarter and first half of fiscal 2021 compared to the same periods of fiscal 2019. A decrease in group business subsequently led to a corresponding decrease in banquet and catering revenues, negatively impacting our reported food and beverage revenues compared to the same periods in fiscal 2019. Other revenues decreased during the second quarter and first half of fiscal 2021 compared to the second quarter and first half of fiscal 2019 due primarily to reduced revenues from our condominium hotels and decreased management fees, partially offset by significantly increased ski and golf revenues at the Grand Geneva. Cost reimbursements decreased during the second quarter and first half of fiscal 2021 compared to the second quarter and first half of fiscal 2019 due to reduced revenues and subsequent operating costs at our managed hotels.

The following table sets forth certain operating statistics for the second quarter and first half of fiscal 2021 and fiscal 2020, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	Second Quarter(1)					First Half(1)
			Variance					Variance
	F2021	F2020	Amt.		Pct.	F2021	F2020	Amt.		Pct.
Occupancy pct.	48.8%	18.8%	+30.0	pts	159.6%	37.9%	50.8%	(12.9)	pts	(25.4)%
ADR	$143.37	$154.50	$(11.13)		(7.2)%	$139.73	$130.69	$9.04		6.9%
RevPAR	$69.99	$29.08	$40.91		140.7%	$52.93	$66.34	$(13.41)		(20.2)%

(1)	These operating statistics represent averages of our eight distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort. The statistics exclude days where individual hotels may have been closed.

RevPAR increased at all eight of our company-owned properties during the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 and increased at two of our eight company-owned properties during the first half of fiscal 2021 compared to the first half of fiscal 2020. The “drive-to leisure” travel customer provided the most demand during the fiscal 2021 periods, with weekend business quite strong at the majority of our properties. During the second quarter of fiscal 2021, our non-group business represented approximately 70% of our total rooms revenue, compared to approximately 52% during the second quarter of fiscal 2019 prior to the pandemic – an indication that group business continues to lag. Non-group retail pricing has held relatively strong in the majority of our markets, but with the cancellation of groups and the lack of local demand drivers that have historically increased rates in the summer, overall market pricing has declined, contributing to our decreased ADR during the second quarter of fiscal 2021.

As a result of the significantly reduced revenues during our fiscal 2020 second quarter, we believe it is also beneficial to compare our operating statistics to pre-pandemic levels. The following table sets forth certain operating statistics for the second quarter and first half of fiscal 2021 and fiscal 2019, including our average occupancy percentage, our ADR, and our RevPAR, for company-owned properties:

	Second Quarter(1)					First Half(1)
			Variance					Variance
	F2021	F2019	Amt.		Pct.	F2021	F2019	Amt.		Pct.
Occupancy pct.	51.0%	77.9%	(26.9)	pts	(34.5)%	39.9%	71.2%	(31.3)	pts	(44.0)%
ADR	$141.24	$160.10	$(18.86)		(11.8)%	$138.10	$146.47	$(8.37)		(5.7)%
RevPAR	$72.03	$124.67	$(52.64)		(42.2)%	$55.12	$104.36	$(49.24)		(47.2)%

(1)	These operating statistics represent averages of our seven distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort. The statistics exclude days where individual hotels may have been closed. The statistics for both the 2021 and 2019 periods exclude the Saint Kate, which was closed during the majority of the fiscal 2019 periods presented.

According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2021 second quarter and first half results, comparable “upper upscale” hotels throughout the United States experienced a decrease in RevPAR of 46.5% and 55.2%, respectively, during our fiscal 2021 second quarter and first half compared to the same periods during fiscal 2019. Data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced a decrease in RevPAR of 51.2% and 55.3%, respectively, during our fiscal 2021 first quarter, again compared to the same periods in fiscal 2019. Thus, we believe we outperformed the industry during the fiscal 2021 second quarter and first half by approximately four and eight percentage points, respectively. We also believe we outperformed our competitive sets during the fiscal 2021 second quarter and first half by approximately seven and eight percentage points, respectively. Higher class segments of the hotel industry, such as luxury and upper upscale, continue to experience lower occupancies compared to lower class hotel segments such as economy and midscale.

Looking to future periods, overall occupancy in the U.S. has slowly increased since the initial onset of the COVID-19 pandemic in March 2020, reaching its highest level since the start of the pandemic in early July 2021. In the near term, we expect most demand will continue to come from the drive-to leisure segment. Most organizations implemented travel bans at the onset of the pandemic and have generally only allowed essential travel, which will likely limit business travel in the near term, although we are beginning to experience some increases in travel from this customer segment. There also are indications that many of these travel bans may begin to be lifted, fully or partially, beginning after Labor Day 2021. Our company-owned hotels have experienced a material decrease in group bookings compared to pre-pandemic periods. As of the date of this report, our group room revenue bookings for fiscal 2021 - commonly referred to in the hotels and resorts industry as “group pace” - is running approximately 20% behind where we were at the same time in fiscal 2019, but that is an improvement from recent quarters and we are experiencing increased booking activity for later in fiscal 2021 and particularly for fiscal 2022 and beyond. Banquet and catering revenue pace for the remainder of fiscal 2021 and fiscal 2022 is also running behind where we would typically be at this same time of the year pre-pandemic, but not as much as group room revenues, due in part to increases in wedding bookings.

Forecasting what future RevPAR growth or decline will be during the next 18 to 24 months is very difficult at this time. The non-group booking window is very short, with most bookings occurring within three days of arrival, making even short-term forecasts of future RevPAR growth very difficult. Hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product, so we will be monitoring the economic environment very closely. After past shocks to the system, such as the terrorist attacks on September 11, 2001 and the 2008 financial crisis, hotel demand took longer to recover than other components of the economy. Conversely, we now anticipate that hotel supply growth will be limited for the foreseeable future, which can be beneficial for our existing hotels. Most industry experts believe the pace of recovery will be steady, but relatively slow. We are encouraged by the demand from drive-to leisure customers during the first half of fiscal 2021, which exceeded our expectations. We will continue to focus on reaching the drive-to leisure market through aggressive campaigns promoting creative packages for our guests. Overall, we generally expect our revenue trends to track or exceed the overall industry trends for our segment of the industry, particularly in our respective markets.

During the first half of fiscal 2021, we announced that Marcus Hotels & Resorts was selected to manage the Coralville Hotel & Conference Center in Coralville, Iowa, commencing August 18, 2021. Owned by the City of Coralville, this 286-room hotel will be rebranded under the Hyatt Regency brand as Hyatt Regency Coralville Hotel & Conference Center. Following the brand transition, the property will undergo a phased renovation focusing on the restaurant and all hotel guest rooms.

Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net earnings (loss) attributable to The Marcus Corporation before investment income or loss, interest expense, other expense, gain or loss on disposition of property, equipment and other assets, equity earnings or losses from unconsolidated joint ventures, net earnings or losses attributable to noncontrolling interests, income taxes and depreciation and amortization, adjusted to eliminate the impact of certain items that we do not consider indicative of its core operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the items eliminated in the adjustments made to determine Adjusted EBITDA, such as acquisition expenses, preopening expenses, accelerated depreciation, impairment charges and other adjustments. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Definitions and calculations of Adjusted EBITDA differ among companies in our industries, and therefore Adjusted EBITDA disclosed by us may not be comparable to the measures disclosed by other companies.

The following table sets forth our reconciliation of Adjusted EBITDA (in millions):

	Second Quarter		First Half
	F2021	F2020	F2021	F2020
Net earnings attributable to The Marcus Corporation	$(23.4)	$(27.0)	$(51.5)	$(46.4)
Add (deduct):
Investment income	(0.1)	(0.8)	(0.2)	(0.1)
Interest expense	4.9	3.5	9.7	6.0
Other expense	0.6	0.6	1.3	1.2
Loss (gain) on disposition of property, equipment and other assets	0.2	—	(2.0)	—
Equity losses from unconsolidated joint ventures, net	—	0.4	—	0.5
Net (earnings) loss attributable to noncontrolling interests	—	0.1	—	—
Income tax expense (benefit)	(8.3)	(29.9)	(19.1)	(36.5)
Depreciation and amortization	18.5	18.9	36.5	37.9
Share-based compensation expenses (1)	2.7	1.2	4.2	2.2
Property closure/reopening expenses – theatres (2)	—	0.7	—	3.5
Property closure/reopening expenses – hotels and resorts (3)	—	2.3	—	5.0
Impairment charges (4)	3.7	—	3.7	8.7
Government grants (5)	—	—	(1.3)	—
Total Adjusted EBITDA	$(1.2)	$(30.0)	$(18.7)	$(18.0)

The following tables sets forth our reconciliation of Adjusted EBITDA by reportable operating segment (in millions):

	Second Quarter, F2021				First Half, F2021
		Hotels &				Hotels &
	Theatres	Resorts	Corp. Items	Total	Theatres	Resorts	Corp. Items	Total
Operating income	$(18.2)	$(2.2)	$(5.7)	(26.1)	$(43.9)	$(7.9)	$(10.0)	(61.8)
Depreciation and amortization	13.4	5.0	0.1	18.5	26.2	10.2	0.1	36.5
Share-based compensation (1)	0.7	0.5	1.5	2.7	1.1	0.8	2.3	4.2
Property closure/reopening expenses (2) (3)	—	—	—	—	—	—	—	—
Impairment charges (4)	3.7	—	—	3.7	3.7	—	—	3.7
Government grants (5)	—	—	—		(1.3)	—	—	(1.3)
Total Adjusted EBITDA	$(0.4)	$3.3	$(4.1)	(1.2)	$(14.2)	$3.1	(7.6)	(18.7)

	Second Quarter, F2020				First Half, F2020
		Hotels &				Hotels &
	Theatres	Resorts	Corp. Items	Total	Theatres	Resorts	Corp. Items	Total
Operating income	$(34.5)	$(14.7)	$(3.8)	(53.0)	$(41.6)	$(25.6)	$(8.1)	(75.3)
Depreciation and amortization	13.4	5.3	0.1	18.8	26.9	10.8	0.2	37.9
Share-based compensation (1)	0.3	0.2	0.7	1.2	0.5	0.4	1.3	2.2
Property closure/reopening expenses (2) (3)	0.7	2.3	—	3.0	3.5	5.0	—	8.5
Impairment charges (4)	—	—	—	—	8.7	—	—	8.7
Total Adjusted EBITDA	$(20.1)	$(6.9)	$(3.0)	(30.0)	$(2.0)	$(9.4)	(6.6)	(18.0)

(1)	Non-cash expense related to share-based compensation programs.
(2)	Reflects nonrecurring costs related to the required closure of all of our movie theatres due to the COVID-19 pandemic, plus subsequent nonrecurring costs related to reopening theatres.
(3)	Reflects nonrecurring costs related to the closure of our hotels and resorts due to reduced occupancy as a result of the COVID-19 pandemic, plus subsequent nonrecurring costs related to reopening hotels.
(4)	Non-cash impairment charges related to surplus theatre real estate for the fiscal 2021 periods and intangible assets (trade name) and several theatre locations for the fiscal 2020 periods.
(5)	Reflects a nonrecurring state government grant awarded to our theatres for COVID-19 pandemic relief.

The following table sets forth Adjusted EBITDA by reportable operating segment for the second quarter and first half of fiscal 2021 and fiscal 2020 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2021	F2020	Amt.	Pct.	F2021	F2020	Amt.	Pct.
Theatres	$(0.4)	$(20.1)	$19.7	97.8%	$(14.2)	$(2.0)	$(12.2)	(602.2)%
Hotels and resorts	3.3	(6.9)	10.2	148.7%	3.1	(9.4)	12.5	132.3%
Corporate items	(4.1)	(3.0)	(1.1)	(36.3)%	(7.6)	(6.6)	(1.0)	(14.8)%
Total Adjusted EBITDA	$(1.2)	$(30.0)	$28.8	96.0%	$(18.7)	$(18.0)	(0.7)	(3.8)%

Our hotels and resorts division returned to positive Adjusted EBITDA for the first time since the start of the COVID-19 pandemic during the second quarter of fiscal 2021 due to improved occupancy percentages and strong cost controls, as described in the Hotels and Resorts section above. Our theatre division nearly broke even in Adjusted EBITDA during the second quarter of fiscal 2021 due to improved attendance, increased concession revenues per person and strong cost controls, as described in the Theatres section above. Both operating divisions delivered positive Adjusted EBITDA during June 2021, contributing to our first month with consolidated positive Adjusted EBITDA since the start of the pandemic.

Adjusted EBITDA is a measure used by management and our board of directors to assess our financial performance and enterprise value. We believe that Adjusted EBITDA is a useful measure for us and investors, as it eliminates certain expenses that are not indicative of our core operating performance and facilitates a comparison of our core operating performance on a consistent basis from period to period. We also use Adjusted EBITDA as a basis to determine certain annual cash bonuses and long-term incentive awards, to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. Adjusted EBITDA is also used by analysts, investors and other interested parties as a performance measure to evaluate industry competitors.

Adjusted EBITDA is a non-GAAP measure of our financial performance and should not be considered as an alternative to net earnings (loss) as a measure of financial performance, or any other performance measure derived in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of liquidity or free cash flow for management’s discretionary use. Adjusted EBITDA has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

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

Maintaining and protecting a strong balance sheet has always been a core philosophy of The Marcus Corporation during our 85-year history, and, despite the COVID-19 pandemic, our financial position remains strong. As of July 1, 2021, we had a cash balance of approximately $9 million, $201 million of availability under our $225 million revolving credit facility, and our debt-to-capitalization ratio (including short-term borrowings) was 0.43. With our strong liquidity position, combined with the expected receipt of income tax refunds and proceeds from the sale of surplus real estate (discussed below), we believe we are positioned to meet our obligations as they come due and continue to sustain our operations throughout fiscal 2021 and fiscal 2022, even if our properties continue to generate significantly reduced revenues throughout the remainder of fiscal 2021. We will continue to work to preserve cash and maintain strong liquidity to endure the impacts of the global pandemic, even if it continues for a prolonged period of time.

Credit Agreement

On January 9, 2020, we entered into a Credit Agreement with several banks, including JPMorgan Chase Bank, N.A., as Administrative Agent, and U.S. Bank National Association, as Syndication Agent. On April 29, 2020, we entered into the First Amendment, on September 15, 2020 we entered into the Second Amendment, and on July 13, 2021, we entered into the Third Amendment (the Credit Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment, hereinafter referred to as the “Credit Agreement”).

The Credit Agreement provides for a revolving credit facility that matures on January 9, 2025 with an initial maximum aggregate amount of availability of $225 million. We may request an increase in the aggregate amount of availability under the Credit Agreement by an aggregate amount of up to $125 million by increasing the revolving credit facility or adding one or more tranches of term loans. Our ability to increase availability under the Credit Agreement is subject to certain conditions, including, among other things, the absence of any default or event of default or material adverse effect under the Credit Agreement. In conjunction with the First Amendment, we also added an initial $90.8 million term loan facility that was scheduled to mature on September 22, 2021. In conjunction with the Third Amendment entered into early in our fiscal 2021 third quarter, the term loan facility was reduced to $50.0 million and the maturity date was extended to September 22, 2022.

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

The Credit Agreement contains various restrictions and covenants applicable to us and certain of our subsidiaries. Among other requirements, the Credit Agreement (a) limits the amount of priority debt (as defined in the Credit Agreement) held by our restricted subsidiaries to no more than 20% of our consolidated total capitalization (as defined in the Credit Agreement), (b) limits our permissible consolidated debt to capitalization ratio to a maximum of 0.55 to 1.0, (c) requires us to maintain a consolidated fixed charge coverage ratio of at least 3.0 to 1.0 as of the end of the fiscal quarter ending March 30, 2023 and each fiscal quarter thereafter, (d) restricts our ability and certain of our subsidiaries’ ability to incur additional indebtedness, pay dividends and other distributions (the restriction on dividends and other distributions does not apply to subsidiaries), and make voluntary prepayments on or defeasance of our 4.02% Senior Notes due August 2025, 4.32% Senior Notes due February 2027, the notes or certain other convertible securities, (e) requires our consolidated EBITDA not to be less than or equal to (i) $10 million as of December 30, 2021 for the two consecutive fiscal quarters then ending, (ii) $25 million as of March 31, 2022 for the three consecutive fiscal quarters then ending, (iii) $50 million as of June 30, 2022 for the four consecutive fiscal quarters then ending, (iv) $65 million as of September 29, 2022 for the four consecutive fiscal quarters then ending, or (v) $70 million as of December 29, 2022 for the four consecutive fiscal quarters then ending, (f) requires our consolidated liquidity not to be less than or equal to (i) $100 million as of September 30, 2021, (ii) $100 million as of December 30, 2021, (iii) $100 million as of March 31, 2022, (iv) $100 million as of June 30, 2022, or (v) $50 million as of the end of any fiscal quarter thereafter until and including the fiscal quarter ending December 29, 2022; however, each such required minimum amount of consolidated liquidity would be reduced to $50 million for each such testing date if the initial term loans are paid in full as of such date, and (g) prohibits us and certain of our subsidiaries from incurring or making capital expenditures, in the aggregate for us and such subsidiaries, (i) during fiscal 2021 in excess of the sum of $40.0 million plus certain adjustments, or (ii) during our 2022 fiscal year in excess of $50 million plus certain adjustments.

Pursuant to the Credit Agreement, we are required to apply net cash proceeds received from certain events, including certain asset dispositions, casualty losses, condemnations, equity issuances, capital contributions, and the incurrence of certain debt, to prepay outstanding term loans, with the exception that we are allowed to sell certain surplus real estate up to $29 million without prepaying the outstanding term loans. In addition, if, at any time during the specified period, we and certain of our subsidiaries’ aggregate unrestricted cash on hand exceeds $75 million, the Credit Agreement requires us to prepay revolving loans under the Credit Agreement by the amount of such excess, without a corresponding reduction in the revolving commitments under the Credit Agreement.

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

4.02% Senior Notes and 4.32% Senior Notes

On June 27, 2013, we entered into a Note Purchase Agreement (the “4.02% Senior Notes Agreement”) with the several purchasers party to the 4.02% Senior Notes Agreement, pursuant to which we issued and sold $50 million in aggregate principal amount of our 4.02% Senior Notes due August 14, 2025 (the “4.02% Notes”) in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). We used the net proceeds from the issuance and sale of the 4.02% Notes to reduce existing borrowings under our revolving credit facility and for general corporate purposes. On December 21, 2016, we entered into a Note Purchase Agreement (the “4.32% Senior Notes Agreement”) with the several purchasers party to the 4.32% Senior Notes Agreement, pursuant to which we issued and sold $50 million in aggregate principal amount of our 4.32% Senior Notes due February 22, 2027 (the “4.32% Notes” and the 4.02% Notes, are together referred to hereafter as the “Notes”) in a private placement exempt from the registration requirements of the Securities Act. We used the net proceeds of the sale of the 4.32% Notes to repay outstanding indebtedness and for general corporate purposes.

On July 13, 2021 we entered into an amendment to the 4.02% Senior Notes Agreement (the “4.02% Fourth Amendment”). The 4.02% Senior Notes Agreement, as previously amended and as amended by the 4.02% Fourth Amendment, is hereafter referred to as the “Amended 4.02% Senior Notes Agreement.” On July 13, 2021 we entered into an amendment to the 4.32% Senior Notes Agreement (the “4.32% Fourth Amendment”). The 4.32% Senior Notes Agreement, as previously amended and as amended by the 4.32% Fourth Amendment, is hereafter referred to as the “Amended 4.32% Senior Notes Agreement.” The Amended 4.02% Senior Notes Agreement and the Amended 4.32% Senior Notes Agreement are together referred to hereafter as the “Amended Senior Notes Agreements.”

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

The Amended Senior Notes Agreements contain various restrictions and covenants applicable to us and certain of our subsidiaries. Among other requirements, the Amended Senior Notes Agreements (a) limit the amount of priority debt held by us or by our restricted subsidiaries to 20% of our consolidated total capitalization, (b) limit our permissible consolidated debt to 65% of our consolidated total capitalization, (c) require us to maintain a consolidated fixed charge coverage ratio of at least 2.5 to 1.0 as of the end of the fiscal quarter ending March 30, 2023 and each fiscal quarter thereafter, (d) require our consolidated EBITDA not to be less than or equal to (i) $10 million as of December 30, 2021 for the two consecutive fiscal quarters then ending, (ii) $25 million as of March 31, 2022 for the three consecutive fiscal quarters then ending, (iii) $50 million as of June 30, 2022 for the four consecutive fiscal quarters then ending, (iv) $65 million as of September 29, 2022 for the four consecutive fiscal quarters then ending, or (v) $70 million as of December 29, 2022 for the four consecutive fiscal quarters then ending, (e) require our consolidated liquidity not to be less than or equal to (i) $100 million as of September 30, 2021 , (ii) $100 million as of December 30, 2021, (iii) $100 million as of March 31, 2022, (iv) $100 million as of June 30, 2022, or (v) $50 million as of the end of any fiscal quarter thereafter until and including the fiscal quarter ending December 29, 2022; however, each such required minimum amount of consolidated liquidity would be reduced to $50 million for each such testing date if the initial term loans under the Credit Agreement are paid in full as of such date, and (f) prohibit us and certain of our subsidiaries from incurring or making capital expenditures, in the aggregate for us and such subsidiaries, (i) during fiscal 2021 in excess of the sum of $40.0 million plus certain adjustments, or (ii) during our 2022 fiscal year in excess of $50 million plus certain adjustments.

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

Summary

We believe that the actions we have taken over the past 16 months will allow us to have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements. However, future compliance with our debt covenants could be impacted if we are unable to resume operations as currently expected, which could be impacted by matters that are not entirely in our control, such as the continuation of protective actions that federal, state and local governments have taken and the timing of new movie releases (as described in the Impact of the COVID-19 Pandemic section of this MD&A and in our Annual Report for the year ended December 31, 2020). Future compliance with our debt covenants could also be impacted if the speed of recovery of our theatres and hotels and resorts businesses is slower than currently expected. For example, our current expectations are that our theatre division will continue to improve during the third and fourth quarters of fiscal 2021 (but still report results below comparable periods in fiscal 2019), before beginning to progressively return to closer-to-normal performance during the first half of fiscal 2022. Our current expectations for our hotels and resorts division are that we will continue to show improvement in each succeeding quarter compared to our current state, but continue to underperform compared to prior years. We do not expect to return to pre-COVID-19 occupancy levels during fiscal 2021. It is possible that the impact of COVID-19 may be greater than currently expected across one or both of our divisions such that we may be unable to comply with our debt covenants in future periods. In such an event, we would either seek covenant waivers or attempt to amend our covenants, though there is no certainty that we would be successful in such efforts.

Financial Condition

Net cash used in operating activities totaled $9.7 million during the first half of fiscal 2021, compared to $55.0 million during the first half of fiscal 2020. The $45.3 million decrease in net cash used in operating activities was due primarily to the favorable timing in the collection of government grant receivables, receipt of refundable income taxes and payment of accounts payable, accrued compensation and other accrued liabilities, partially offset by increased net loss during the first half of fiscal 2021.

Net cash used in investing activities during the first half of fiscal 2021 totaled $3.7 million, compared to $9.1 million during the first half of fiscal 2020. The decrease in net cash used in investing activities of $5.4 million was primarily the result of a decrease in capital expenditures and the receipt of $4.3 million in proceeds from disposals of property, equipment and other assets during the first half of fiscal 2021. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $6.2 million during the first half of fiscal 2021 compared to $15.9 million during the first half of fiscal 2020.

Fiscal 2021 first half cash capital expenditures included approximately $3.6 million incurred in our theatre division, including costs associated with the renovation of a theatre. We also incurred capital expenditures in our hotels and resorts division during the first half of fiscal 2021 of approximately $2.6 million, including costs related to a lobby renovation at the Grand Geneva. Fiscal 2020 first half cash capital expenditures included approximately $12.1 million incurred in our theatre division, including costs associated with the addition of four new screens, DreamLounger recliner seating and a SuperScreen DLX® auditorium at an existing Movie Tavern theatre and the addition of DreamLounger recliner seating to another existing Movie Tavern theatre. Also during the first half of fiscal 2020, we began projects to add DreamLounger recliner seating, as well as Reel Sizzle and Take Five Lounge outlets, to an existing Marcus Wehrenberg theatre. We also incurred capital expenditures in our hotels and resorts division during the first half of fiscal 2020 of approximately $3.2 million, consisting primarily of normal maintenance capital projects.

Net cash provided by financing activities during the first half of fiscal 2021 totaled $14.5 million compared to $126.5 million during the first half of fiscal 2020. During the first half of fiscal 2021, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As short-term revolving credit facility borrowings became due, we replaced them as necessary with new short-term revolving credit facility borrowings. As a result, we added $66.5 million of new short-term revolving credit facility borrowings, and we made $46.5 million of repayments on short-term revolving credit facility borrowings during the first half of fiscal 2021 (net increase in borrowings on our credit facility of $20.0 million). During the first quarter of fiscal 2020, at the onset of the pandemic, we drew down on the full amount available under our revolving credit facility (after taking into consideration outstanding letters of credit that reduce revolver availability). As a result, we added $188.0 million of new short-term revolving credit facility borrowings, and we made $138.6 million of repayments on short-term revolving credit facility borrowings during the first half of fiscal 2020 (net increase in borrowings on our credit facility of $49.4 million).

We did not issue any new long-term debt during the first half of fiscal 2021. We received Payroll Protection Program (“PPP”) loan proceeds during the second quarter of fiscal 2020, the majority of which were used for qualifying expenses during such quarter that we believe will result in forgiveness of the loan under provisions of the CARES Act. Early in the third quarter of fiscal 2021, we received notification that qualifying expenses for one of our PPP loans was forgiven. Forgiveness documentation has been submitted for the majority of our remaining PPP loans and we are currently awaiting notification on those loans. The portion of the PPP loan proceeds that were not used for qualifying expenses totaling approximately $3.2 million contributed to the increase in net cash provided by financing activities during the first half of fiscal 2020. Principal payments on long-term debt were approximately $200,000 during the first half of fiscal 2021 compared to payments of $9.3 million during the first half of fiscal 2020, which included a $9.0 million final payment on senior notes that matured in April 2020. Principal payments on our short-term borrowings totaled approximately $4.2 million during the first half of fiscal 2021. Our debt-to-capitalization ratio (including short-term borrowings but excluding our finance and operating lease obligations) was 0.43 at July 1, 2021, compared to 0.37 at December 31, 2020. A change in the accounting for our convertible senior notes (described in Note 1 of the condensed notes to our consolidated financial statements included in this quarterly report on Form 10Q above) contributed to the increase in our debt-to-capitalization ratio.

We repurchased approximately 58,000 shares of our common stock for approximately $1.3 million in conjunction with the exercise of stock options and the payment of income taxes on vested restricted stock during the first half of fiscal 2021, compared to approximately 8,600 shares of our common stock for approximately $274,000 in conjunction with the payment of income taxes on vested restricted stock during the first half of fiscal 2020. As of July 1, 2021, approximately 2.7 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.

We did not make any dividend payments during the first half of fiscal 2021. Dividend payments during the first half of fiscal 2020 totaled $5.1 million. Our Credit Agreement, as recently amended, requires us to temporarily suspend our quarterly dividend payments and prohibits us from repurchasing shares of our common stock in the open market for the remainder of fiscal 2021. The Credit Agreement also limits the total amount of quarterly dividend payments or share repurchases during the four subsequent quarters beginning with the first quarter of fiscal 2022 to no more than $1.55 million per quarter, unless we are in compliance with prior financial covenants under the Credit Agreement (specifically, the consolidated fixed charge coverage ratio), at which point we have the ability to declare quarterly dividend payments and/or repurchase shares of our common stock in the open market as we deem appropriate.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, except for the update of the risk factors set forth below:

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

As a result of these measures, we temporarily closed all of our theatres on March 17, 2020. In late August 2020, we reopened approximately 80% of our theatres, but subsequently reclosed multiple theatres due to the lack of available films and new local and state restrictions. As of December 31, 2020, approximately 52% of our theatres were reopened, but seating capacity at our reopened theatres was reduced in response to COVID-19. As state and local restrictions were eased in several of our markets and several new films were released by movie studios, we gradually reopened theatres during the first and second quarters of fiscal 2021 and ended the fiscal 2021 second quarter with approximately 95% of our theatres open. The majority of our reopened theatres operated with reduced operating days (Fridays, Saturdays, Sundays and Tuesdays) and reduced operating hours during the fiscal 2021 first quarter. By the end of May 2021, we had returned the vast majority of our theatres to normal operating days (seven days per week) and operating hours. During the first half of fiscal 2021, all of our reopened theatres operated at significantly reduced attendance levels compared to prior pre-COVID-19 pandemic years due to customer concerns related to the COVID-19 pandemic and a reduction in the number of new films released.

We closed five of our eight company-owned hotels and resorts on March 24, 2020 due to a significant reduction in occupancy at those hotels. We also temporarily closed all of our hotel division restaurants and bars at approximately the same time and announced the closing of our remaining three company-owned hotels on April 8, 2020. We re-opened four of our company-owned hotels (including several restaurants and bars) during June 2020, reopened three of our four remaining company-owned hotels during our fiscal 2020 third quarter and reopened our last company-owned hotel during our fiscal 2020 fourth quarter. As a result, as of December 31, 2020, we had reopened all eight of our company-owned hotels and most of our managed hotels, though these properties are currently generating significantly reduced revenues.

Although we believe the remaining closure of and reduced operating levels at our theatres and hotels is temporary, we cannot predict when the effects of the COVID-19 pandemic will fully subside, the effect of the Delta variant on government guidance or consumer behavior, or when our businesses will return to normal levels. The longer and more severe the pandemic, including repeat or cyclical outbreaks, the more severe the adverse effects will be on our businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness.

Even when the COVID-19 pandemic fully subsides, we cannot guarantee that we will recover as rapidly as other industries. For example, it is unclear how quickly patrons will return to our theatres and hotels, which may be a function of continued concerns over safety and/or depressed consumer sentiment and discretionary income due to adverse economic conditions, including job losses, among other things. If customers do not perceive our response to the pandemic to be adequate, we could suffer damage to our reputation, which could adversely affect our businesses.

Furthermore, the effects of the pandemic on our businesses could be long-lasting and could continue to have material adverse effects on our businesses, results of operations, liquidity, cash flows and financial condition, and may materially adversely impact our ability to operate our businesses on the same terms as prior to the pandemic. Significant impacts on our businesses caused by the COVID-19 pandemic may include, among others:

●	Lack of availability of films in the short- or long-term, including as a result of (i) major film distributors releasing scheduled films on alternative channels or (ii) disruptions of film production;
●	Decreased attendance at our theatres, including due to (i) continued safety and health concerns or (ii) a change in consumer behavior in favor of alternative forms of entertainment;
●	Reduced travel from our various leisure, business transient and group business customers;
●	Cancellation of major events that were expected to benefit our hotels and resorts division;
●	Our inability to continue to negotiate favorable terms with our landlords in respect of those properties we lease;
●	Our inability to service increasing customer counts in both theatres and hotels due to the temporary labor shortage that has arisen as a result of the pandemic;
●	Increased labor costs due to the temporary labor shortage that has arisen as a result of the pandemic;
●	Increased risks related to employee matters, including increased employment litigation and claims relating to terminations or furloughs caused by theatre and hotel closures;

●	Reductions, suspensions and delays to planned operating and capital expenditures which could result in difficulty obtaining certain growth objectives determined prior to COVID-19;
●	Our temporary curtailment of certain investments and growth opportunities;
●	Potential impairment charges;
●	Our inability to generate significant cash flow from operations if our theatres and/or hotels and resorts continue to experience demand at levels significantly lower than historical levels, which could lead to a substantial increase in indebtedness and negatively impact our ability to comply with the financial covenants, if applicable, in our debt agreements;
●	Our inability to access lending, capital markets and other sources of liquidity, if needed, on reasonable terms, or at all, or obtain amendments, extensions and waivers;
●	Our inability to effectively meet our short- and long-term obligations; and
●	Our inability to service our existing and future indebtedness.

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

As noted above, due to the COVID-19 pandemic, our operations at our theatres and hotels and resorts were significantly restricted or suspended. While we have resumed operations to varying degrees at our theatres and hotels, there is uncertainty as to the pace of reaching full capacity and our financial performance. Because we operate in several different jurisdictions, we may be able to fully resume operations at some, but not all, of our theatres and hotels and resorts within a certain timeframe. As we reopen and operate our theatres, restaurants and bars, we may need to operate with capacity limitations. A reduction in capacity does not necessarily translate to an equal reduction in potential revenues at our theatres as customers may shift their attendance to different days and times and we may increase seating capacity for certain blockbuster films by dedicating more auditoriums to such films. Fears and concerns regarding the COVID-19 pandemic could cause our customers to avoid assembling in public spaces for some time despite the relaxation of shelter-in-place and social distancing measures. We would have no control over and cannot predict the length of any future required closure of or restrictions on our theatres and hotels and resorts due to the COVID-19 pandemic. If we are unable to generate revenues due to a future prolonged period of closure or do not experience significant increases in our businesses volumes at our reopened theatres and hotels, this would negatively impact our ability to remain in compliance with our debt covenants and meet our payment obligations. In such an event, we would either seek covenant waivers or attempt to amend our covenants, though there is no certainty that we would be successful in such efforts. If we are not successful in such efforts, our lenders could declare a default and require immediate repayment of amounts owing under our Credit Agreement and senior notes, which could have a material adverse effect on our ability to operate our business. Additionally, we could seek additional liquidity through the issuance of new debt. Our ability to obtain additional financing and the terms of any such additional financing would depend in part on factors outside of our control, and we may be unable to obtain such additional financing on acceptable terms or at all.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds1

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated.

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total Number of		Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced	Under the Plans
Period	Purchased	Paid per Share	Programs (1)	or Programs (1)
April 2 - April 29	406	$20.57	406	2,664,149
April 30 - May 27	2,965	18.77	2,965	2,661,184
May 28 - July 1	409	21.74	409	2,660,775
Total	3,780	$19.28	3,780	2,660,755

(1)	Through July 1, 2021, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of July 1, 2021, we had repurchased approximately 9.0 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 6.  Exhibits

4.1

Third Amendment to Credit Agreement, dated July 13, 2021, among The Marcus Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.]

4.2

The Fourth Amendment to Note Purchase Agreement, dated June 27, 2013, dated July 13, 2021. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.]

4.3

The Fourth Amendment to Note Purchase Agreement, dated December 21, 2016, dated July 13, 2021. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.]

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

THE MARCUS CORPORATION

DATE: August 10, 2021	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: August 10, 2021	By:	/s/ Douglas A. Neis
Douglas A. Neis
Executive Vice President, Chief Financial Officer and Treasurer

S-1