Form 10-Q
period 2021-09-30
MARCUS CORP
filed 2021-11-08
CIK 62234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

COMMON STOCK OUTSTANDING AT NOVEMBER 1, 2021 – 24,289,438

CLASS B COMMON STOCK OUTSTANDING AT NOVEMBER 1, 2021 – 7,130,125

THE MARCUS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MARCUS CORPORATION

Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except share and per share data)	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$8,629	$6,745
Restricted cash	6,346	7,343
Accounts receivable, net of reserves of $1,134 and $1,284, respectively	18,808	6,359
Government grants receivable	—	4,913
Refundable income taxes	23,051	27,934
Assets held for sale	12,773	4,117
Other current assets	14,360	10,406
Total current assets	83,967	67,817

Property and equipment:
Land and improvements	134,163	145,671
Buildings and improvements	756,530	759,421
Leasehold improvements	165,881	163,879
Furniture, fixtures and equipment	376,602	374,253
Finance lease right-of-use assets	75,318	75,322
Construction in progress	3,810	3,360
Total property and equipment	1,512,304	1,521,906
Less accumulated depreciation and amortization	725,037	673,578
Net property and equipment	787,267	848,328

Operating lease right-of-use assets	220,556	229,660

Other assets:
Investments in joint ventures	—	2,084
Goodwill	75,118	75,188
Deferred incomes taxes	9,964	—
Other	12,174	31,101
Total other assets	97,256	108,373
TOTAL ASSETS	$1,189,046	$1,254,178

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except share and per share data)	2021	2020

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,141	$13,158
Taxes other than income taxes	17,277	18,308
Accrued compensation	13,336	7,633
Other accrued liabilities	55,314	58,154
Short-term borrowings	49,796	87,194
Current portion of finance lease obligations	2,666	2,783
Current portion of operating lease obligations	17,010	19,614
Current maturities of long-term debt	11,712	10,548
Total current liabilities	188,252	217,392

Finance lease obligations	17,796	19,744

Operating lease obligations	220,075	230,550

Long-term debt	236,611	193,036

Deferred income taxes	22,061	33,429

Other long-term obligations	61,945	61,304

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock, $1 par; authorized 50,000,000 shares; issued 24,339,666 shares at September 30, 2021 and 23,264,259 shares at December 31, 2020	24,340	23,264
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 7,130,125 shares at September 30, 2021 and 7,925,254 shares at December 31, 2020	7,131	7,926
Capital in excess of par	143,276	153,529
Retained earnings	282,861	331,897
Accumulated other comprehensive loss	(13,774)	(14,933)
	443,834	501,683
Less cost of Common Stock in treasury (48,794 shares at September 30, 2021 and 124,758 shares at December 31, 2020)	(1,528)	(2,960)
Total shareholders’ equity attributable to The Marcus Corporation	442,306	498,723
Noncontrolling interest	—	—
Total equity	442,306	498,723

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,189,046	$1,254,178

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Earnings (Loss)

	13 Weeks Ended		39 Weeks Ended
	September 30,	September 24,	September 30,	September 24,
(in thousands, except per share data)	2021	2020	2021	2020

Revenues:
Theatre admissions	$38,250	$3,118	$73,850	$58,667
Rooms	30,917	9,772	57,293	27,618
Theatre concessions	35,952	3,243	68,932	50,277
Food and beverage	16,731	5,420	32,234	19,620
Other revenues	19,128	8,813	45,253	30,886
	140,978	30,366	277,562	187,068
Cost reimbursements	4,884	3,225	11,634	13,916
Total revenues	145,862	33,591	289,196	200,984

Costs and expenses:
Theatre operations	40,513	14,150	87,660	76,806
Rooms	9,682	4,611	22,019	16,132
Theatre concessions	15,094	2,592	29,627	25,634
Food and beverage	12,344	5,109	25,520	20,725
Advertising and marketing	4,827	1,981	11,195	8,446
Administrative	16,536	11,645	45,815	40,555
Depreciation and amortization	17,730	18,690	54,203	56,568
Rent	6,544	6,594	19,229	19,876
Property taxes	4,935	5,950	14,142	18,004
Other operating expenses	6,500	6,266	19,918	18,094
Impairment charges	—	765	3,732	9,477
Reimbursed costs	4,884	3,225	11,634	13,916
Total costs and expenses	139,589	81,578	344,694	324,233

Operating income (loss)	6,273	(47,987)	(55,498)	(123,249)

Other income (expense):
Investment income (loss)	(7)	66	153	207
Interest expense	(4,600)	(4,132)	(14,350)	(10,177)
Other expense	(625)	(590)	(1,881)	(1,771)
Gain (loss) on disposition of property, equipment and other assets	868	(251)	2,908	(299)
Equity losses from unconsolidated joint ventures, net	—	(1,054)	—	(1,539)
	(4,364)	(5,961)	(13,170)	(13,579)

Earnings (loss) before income taxes	1,909	(53,948)	(68,668)	(136,828)
Income taxes (benefit)	150	(14,508)	(18,931)	(50,984)
Net earnings (loss)	1,759	(39,440)	(49,737)	(85,844)
Net loss attributable to noncontrolling interests	—	—	—	(23)
Net earnings (loss) attributable to The Marcus Corporation	$1,759	$(39,440)	$(49,737)	$(85,821)

Net earnings (loss) per share - basic:
Common Stock	$0.06	$(1.30)	$(1.66)	$(2.84)
Class B Common Stock	$0.05	$(1.18)	$(1.39)	$(2.57)

Net earnings (loss) per share - diluted:
Common Stock	$0.06	$(1.30)	$(1.66)	$(2.84)
Class B Common Stock	$0.05	$(1.18)	$(1.39)	$(2.57)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

	13 Weeks Ended		39 Weeks Ended
	September 30,	September 24,	September 30,	September 24,
(in thousands)	2021	2020	2021	2020

Net earnings (loss)	$1,759	$(39,440)	$(49,737)	$(85,844)

Other comprehensive income (loss), net of tax:

Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $84, $64, $256 and $194, respectively	243	184	727	549

Fair market value adjustment of interest rate swaps, net of tax benefit of $4, $10, $0 and $358, respectively	(10)	(30)	—	(1,015)

Reclassification adjustment on interest rate swaps included in interest expense, net of tax effect of $42, $81, $153 and $177, respectively	118	227	432	500

Other comprehensive income	351	381	1,159	34

Comprehensive income (loss)	2,110	(39,059)	(48,578)	(85,810)

Comprehensive loss attributable to noncontrolling interests	—	—	—	(23)

Comprehensive income (loss) attributable to The Marcus Corporation	$2,110	$(39,059)	$(48,578)	$(85,787)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

Consolidated Statements of Cash Flows

	39 Weeks Ended
(in thousands)	September 30, 2021	September 24, 2020

OPERATING ACTIVITIES:
Net loss	$(49,737)	$(85,844)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Losses on investments in joint ventures	—	1,539
(Gain) loss on disposition of property, equipment and other assets	(2,908)	299
Impairment charges	3,732	9,477
Depreciation and amortization	54,203	56,568
Amortization of debt issuance costs and discount on convertible notes	1,784	697
Share-based compensation	6,673	3,286
Deferred income taxes	(18,817)	(2,787)
Other long-term obligations	2,236	3,938
Contribution of the Company’s stock to savings and profit-sharing plan	1,012	1,315
Changes in operating assets and liabilities:
Accounts receivable	(12,052)	22,558
Government grants receivable	4,913	—
Other assets	(1,552)	1,604
Operating leases	(4,078)	8,519
Accounts payable	7,155	(31,852)
Income taxes	7,613	(48,518)
Taxes other than income taxes	(1,031)	(3,975)
Accrued compensation	5,703	(7,259)
Other accrued liabilities	(2,792)	(10,214)
Total adjustments	51,794	5,195
Net cash provided by (used in) operating activities	2,057	(80,649)

INVESTING ACTIVITIES:
Capital expenditures	(9,121)	(18,687)
Proceeds from disposals of property, equipment and other assets	9,160	1,602
Capital contribution in joint venture	—	(28)
Proceeds from sale of trading securities	—	5,184
Purchase of trading securities	(2,402)	—
Life insurance premium reimbursement	11,411	—
Other investing activities	200	220
Net cash provided by (used in) investing activities	9,248	(11,709)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	128,500	209,000
Repayment of borrowings on revolving credit facility	(95,500)	(280,000)
Proceeds from short-term borrowings	—	90,800
Repayments on short-term borrowings	(37,845)
Proceeds from convertible senior notes	—	100,050
Principal payments on long-term debt	(10,285)	(9,356)
Proceeds received from PPP loans expected to be repaid	—	3,147
Proceeds received from borrowing on insurance policy	6,700	-
Debt issuance costs	(208)	(6,543)
Principal payments on finance lease obligations	(2,065)	(1,389)
Equity transactions:
Treasury stock transactions, except for stock options	(1,170)	(542)
Exercise of stock options	1,455	379
Capped call transactions	—	(16,908)
Dividends paid	—	(5,145)
Net cash provided by (used in) financing activities	(10,418)	83,493

Net increase (decrease) in cash, cash equivalents and restricted cash	887	(8,865)
Cash, cash equivalents and restricted cash at beginning of period	14,088	25,618
Cash, cash equivalents and restricted cash at end of period	$14,975	16,753

Supplemental Information:
Interest paid, net of amounts capitalized	$12,932	9,313
Income taxes paid (refunded)	(7,733)	322
Change in accounts payable for additions to property, equipment and other assets	828	(2,640)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 30, 2021

1. General

Basis of Presentation - The unaudited consolidated financial statements for the 13 and 39 weeks ended September 30, 2021 and September 24, 2020 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at September 30, 2021, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 30, 2020, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.

During the 39 weeks ended September 30, 2021, there were no significant changes made to the Company’s significant accounting policies other than the changes attributable to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The convertible debt policy updates are applied prospectively in the Company’s financial statements from January 1, 2021 forward. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical period. See Note 4 for further discussion.

Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $17,714,000 and $54,147,000 for the 13 and 39 weeks ended September 30, 2021, respectively, and $18,698,000 and $56,584,000 for the 13 and 39 weeks ended September 24, 2020, respectively.

Assets Held for Sale – Long-lived assets that are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria are classified as assets held for sale and included within current assets on the consolidated balance sheet. Assets held for sale are measured at the lower of their carrying value or their fair value less costs to sell the asset. As of September 30, 2021, assets held for sale consists primarily of excess land and one retail plaza.

Insurance Policies – During the 13 weeks ended September 30, 2021, the Company received $6,700,000 of loan proceeds, recorded against the cash surrender value of a key-man life insurance policy. The loan bears interest at 8.0% which is payable annually. The loan is netted against the value of the life insurance policy and is included in other long-term assets in the consolidated balance sheet. Also during the 13 weeks ended September 30, 2021, the Company received $11,400,000 as reimbursement on a split dollar life insurance policy.

Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. This includes quantitative and qualitative factors, including evaluating the historical actual operating performance of the long-lived assets and assessing the potential impact of recent events and transactions impacting the long-lived assets. If such indicators are present, the Company determines if the long-lived assets are recoverable by assessing whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. If the long-lived assets are not recoverable, the Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. During the 39 weeks ended September 30, 2021 and September 24, 2020, the Company determined that indicators of impairment were present for certain assets. As such, the Company evaluated the value of its property and equipment and the value of its operating lease right-of-use assets and recorded impairment charges as discussed in Note 3.

Goodwill – The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performs its annual impairment test on the last day of its fiscal year. Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level. When reviewing goodwill for impairment, the Company considers the amount of excess fair value over the carrying value of the reporting unit, the period of time since its last quantitative test, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, the Company assesses numerous factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying value. Examples of qualitative factors that the Company assesses include its share price, its financial performance, market and competitive factors in its industry, and other events specific to the reporting unit. If the Company concludes that it is more likely than not that the fair value of its reporting unit is less than its carrying value, the Company performs a quantitative impairment test by comparing the carrying value of the reporting unit to the estimated fair value. There were no indicators of impairment identified during the 39 weeks ended September 30, 2021.

Trade Name Intangible Asset – The Company recorded a trade name intangible asset in conjunction with the Movie Tavern acquisition that was determined to have an indefinite life. The Company reviews its trade name intangible asset for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. During the 39 weeks ended September 24, 2020, the Company determined that indicators of impairment were present. As such, the Company evaluated the value of its trade name intangible asset and recorded an impairment charge of $2,200,000 (see Note 3 for further discussion). There were no indicators of impairment identified during the 39 weeks ended September 30, 2021.

Earnings (Loss) Per Share - Net earnings (loss) per share (EPS) of Common Stock and Class B Common Stock is computed using the two class method. Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and convertible debt instruments using the if- converted method. Convertible Class B Common Stock and convertible debt instruments are reflected on an if-converted basis when dilutive to Common Stock. The computation of the diluted net earnings (loss) per share of Common Stock assumes the conversion of Class B Common Stock in periods that have net earnings since it would be dilutive to Common Stock earnings per share, while the diluted net earnings (loss) per share of Class B Common Stock does not assume the conversion of those shares.

Holders of Common Stock are entitled to cash dividends per share equal to 110% of all dividends declared and paid on each share of Class B Common Stock. As such, the undistributed earnings (losses) for each period are allocated based on the proportionate share of entitled cash dividends.

The following table illustrates the computation of Common Stock basic and diluted net earnings (loss) per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks	13 Weeks	39 Weeks	39 Weeks
	Ended	Ended	Ended	Ended
	September 30, 2021	September 24, 2020	September 30, 2021	September 24, 2020

	(in thousands, except per share data)
Numerator:
Net earnings (loss) attributable to The Marcus Corporation	$1,759	$(39,440)	$(49,737)	$(85,821)
Denominator:
Denominator for basic EPS	31,421	31,064	31,340	31,033
Effect of dilutive employee stock options	48	—	—	—
Effect of convertible notes	—	—	—	—
Denominator for diluted EPS	31,469	31,064	31,340	31,033
Net earnings (loss) per share - basic:
Common Stock	$0.06	$(1.30)	$(1.66)	$(2.84)
Class B Common Stock	$0.05	$(1.18)	$(1.39)	$(2.57)
Net earnings (loss) per share - diluted:
Common Stock	$0.06	$(1.30)	$(1.66)	$(2.84)
Class B Common Stock	$0.05	$(1.18)	$(1.39)	$(2.57)

For the periods when the Company reports a net loss, both common stock equivalents and shares issuable upon conversion of convertible debt instruments are excluded from the computation of diluted loss per shares as their inclusion would have an antidilutive effect. During the 13 weeks ended September 30, 2021, 9,085,000 shares related to the convertible notes were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

Shareholders’ Equity - Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interests for the 13 and 39 weeks ended September 30, 2021 and September 24, 2020 was as follows (in thousands, except per share data):

							Shareholders’
							Equity
					Accumulated		Attributable
		Class B	Capital		Other		to The	Non-
	Common	Common	in Excess	Retained	Comprehensive	Treasury	Marcus	controlling	Total
	Stock	Stock	of Par	Earnings	Loss	Stock	Corporation	Interests	Equity
BALANCES AT DECEMBER 31, 2020	$23,264	$7,926	$153,529	$331,897	$(14,933)	$(2,960)	$498,723	$—	$498,723
Adoption of ASU No. 2020-06 (see Note 4)	—	—	(16,511)	702	—	—	(15,809)	—	(15,809)
Exercise of stock options	—	—	(659)	—	—	1,951	1,292	—	1,292
Purchase of treasury stock	—	—	—	—	—	(1,181)	(1,181)	—	(1,181)
Savings and profit-sharing contribution	44	—	968	—	—	—	1,012	—	1,012
Reissuance of treasury stock	—	—	2	—	—	10	12	—	12
Issuance of non-vested stock	221	—	(367)	—	—	146	—	—	—
Shared-based compensation	—	—	1,484	—	—	—	1,484	—	1,484
Other	—	—	—	(1)	—	1	—	—	—
Conversions of Class B Common Stock	520	(520)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(28,130)	452	—	(27,678)	—	(27,678)
BALANCES AT APRIL 1, 2021	$24,049	$7,406	$138,446	$304,468	$(14,481)	$(2,033)	$457,855	$—	$457,855
Exercise of stock options	—	—	(40)	—	—	122	82	—	82
Purchase of treasury stock	—	—	—	—	—	(73)	(73)	—	(73)
Reissuance of treasury stock	—	—	(1)	—	—	7	6	—	6
Issuance of non-vested stock	18	—	(157)	—	—	139	—	—	—
Shared-based compensation	—	—	2,668	—	—	—	2,668	—	2,668
Conversions of Class B Common Stock	275	(275)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(23,366)	356	—	(23,010)	—	(23,010)
BALANCES AT JULY 1, 2021	$24,342	$7,131	$140,916	$281,102	$(14,125)	$(1,838)	$437,528	$—	$437,528
Exercise of stock options	—	—	(44)	—	—	125	81	—	81
Purchase of treasury stock	—	—	—	—	—	(60)	(60)	—	(60)
Reissuance of treasury stock	—	—	20	—	—	106	126	—	126
Forfeitures of non-vested stock	(2)	—	(137)	—	—	139	—	—	—
Shared-based compensation	—	—	2,521	—	—	—	2,521	—	2,521
Comprehensive income	—	—	—	1,759	351	—	2,110	—	2,110
BALANCES AT SEPTEMBER 30, 2021	$24,340	$7,131	$143,276	$282,861	$(13,774)	$(1,528)	$442,306	$—	$442,306

							Shareholders’
							Equity
					Accumulated		Attributable
		Class B	Capital		Other		to The	Non-
	Common	Common	in Excess	Retained	Comprehensive	Treasury	Marcus	controlling	Total
	Stock	Stock	of Par	Earnings	Loss	Stock	Corporation	Interests	Equity
BALANCES AT DECEMBER 26, 2019	$23,254	$7,936	$145,549	$461,884	$(12,648)	$(4,540)	$621,435	$23	$621,458
Cash Dividends:
$.15 Class B Common Stock	—	—	—	(1,224)	—	—	(1,224)	—	(1,224)
$.16 Common Stock	—	—	—	(3,921)	—	—	(3,921)	—	(3,921)
Exercise of stock options	—	—	5	—	—	40	45	—	45
Purchase of treasury stock	—	—	—	—	—	(274)	(274)	—	(274)
Savings and profit-sharing contribution	—	—	299	—	—	1,016	1,315	—	1,315
Reissuance of treasury stock	—	—	2	—	—	46	48	—	48
Issuance of non-vested stock	—	—	(149)	—	—	149	—	—	—
Shared-based compensation	—	—	988	—	—	—	988	—	988
Conversions of Class B Common Stock	10	(10)	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	(19,352)	(547)	—	(19,899)	(148)	(20,047)
BALANCES AT MARCH 26, 2020	$23,264	$7,926	$146,694	$437,387	$(13,195)	$(3,563)	$598,513	$(125)	$598,388
Exercise of stock options	—	—	(4)	—	—	15	11	—	11
Reissuance of treasury stock	—	—	(17)	—	—	112	95	—	95
Issuance of non-vested stock	—	—	(172)	—	—	172	—	—	—
Shared-based compensation	—	—	1,190	—	—	—	1,190	—	1,190
Other	—	—	(1)	1	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(27,029)	200	—	(26,829)	125	(26,704)
BALANCES AT JUNE 25, 2020	$23,264	$7,926	$147,690	$410,359	$(12,995)	$(3,264)	$572,980	$—	$572,980
Exercise of stock options	—	—	(68)	—	—	391	323	—	323
Purchase of treasury stock	—	—	—	—	—	(422)	(422)	—	(422)
Reissuance of treasury stock	—	—	(1)	—	—	12	11	—	11
Issuance of non-vested stock	—	—	(158)	—	—	158	—	—	—
Shared-based compensation	—	—	1,108	—	—	—	1,108	—	1,108
Equity component of issuance of convertible notes, net of tax and issuance costs	—	—	16,522	—	—	—	16,522	—	16,522
Capped call transactions, net of tax	—	—	(12,495)	—	—	—	(12,495)	—	(12,495)
Comprehensive income (loss)	—	—	—	(39,440)	381	—	(39,059)	—	(39,059)
BALANCES AT SEPTEMBER 24, 2020	$23,264	$7,926	$152,598	$370,919	$(12,614)	$(3,125)	$538,968	$—	$538,968

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	September 30,	December 31,
	2021	2020

	(in thousands)
Unrecognized loss on interest rate swap agreements	$(654)	$(1,086)
Net unrecognized actuarial loss for pension obligation	(13,120)	(13,847)
	$(13,774)	$(14,933)

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

The Company’s assets and liabilities measured at fair value are classified in one of the following categories:

Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At September 30, 2021 and December 31, 2020, respectively, the Company’s $4,139,000 and $1,415,000 of debt and equity securities classified as trading were valued using Level 1 pricing inputs and were included in other current assets.

Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At September 30, 2021 and December 31, 2020, respectively, the Company’s $885,000 and $1,470,000 liability related to the Company’s interest rate swap contracts was valued using Level 2 pricing inputs.

Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At September 30, 2021 and December 31, 2020, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs. Assets and liabilities that are measured on a non-recurring basis are discussed in Note 3.

Defined Benefit Plan - The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks	13 Weeks	39 Weeks	39 Weeks
	Ended	Ended	Ended	Ended
	September 30, 2021	September 24, 2020	September 30, 2021	September 24, 2020

	(in thousands)
Service cost	$278	$274	$839	$821
Interest cost	300	342	901	1,028
Net amortization of prior service cost and actuarial loss	331	248	986	743
Net periodic pension cost	$909	$864	$2,726	$2,592

Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of earnings.

Revenue Recognition – The disaggregation of revenues by business segment for the 13 and 39 weeks ended September 30, 2021 is as follows (in thousands):

	13 Weeks Ended September 30, 2021
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$38,250	$—	$—	$38,250
Rooms	—	30,917	—	30,917
Theatre concessions	35,952	—	—	35,952
Food and beverage	—	16,731	—	16,731
Other revenues(1)	5,793	13,272	63	19,128
Cost reimbursements	1	4,883	—	4,884
Total revenues	$79,996	$65,803	$63	$145,862

	39 Weeks Ended September 30, 2021
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$73,850	$—	$—	$73,850
Rooms	—	57,293	—	57,293
Theatre concessions	68,932	—	—	68,932
Food and beverage	—	32,234	—	32,234
Other revenues(1)	11,989	33,006	258	45,253
Cost reimbursements	88	11,546	—	11,634
Total revenues	$154,859	$134,079	$258	$289,196

(1)	Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.

The disaggregation of revenues by business segment for the 13 and 39 weeks ended September 24, 2020 is as follows (in thousands):

	13 Weeks Ended September 24, 2020
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$3,118	$—	$—	$3,118
Rooms	—	9,772	—	9,772
Theatre concessions	3,243	—	—	3,243
Food and beverage	—	5,420	—	5,420
Other revenues(1)	934	7,820	59	8,813
Cost reimbursements	59	3,166	—	3,225
Total revenues	$7,354	$26,178	$59	$33,591

	39 Weeks Ended September 24, 2020
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$58,667	$—	$—	$58,667
Rooms	—	27,618	—	27,618
Theatre concessions	50,277	—	—	50,277
Food and beverage	—	19,620	—	19,620
Other revenues(1)	9,194	21,375	317	30,886
Cost reimbursements	276	13,640	—	13,916
Total revenues	$118,414	$82,253	$317	$200,984

(1)	Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.

The Company had deferred revenue from contracts with customers of $37,377,000 and $37,307,000 as of September 30, 2021 and December 31, 2020, respectively. The Company had no contract assets as of September 30, 2021 and December 31, 2020. During the 39 weeks ended September 30, 2021, the Company recognized revenue of $8,394,000 that was included in deferred revenues as of December 31, 2020. During the 39 weeks ended September 24, 2020, the Company recognized revenue of $12,444,000 that was included in deferred revenues as of December 26, 2019. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced ticket sales and the Company’s loyalty program.

As of September 30, 2021, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $4,380,000 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. The Company recognizes revenue as the tickets are redeemed, which is expected to occur within the next two years.

As of September 30, 2021, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $2,998,000 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.

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

The Company began fiscal 2021 with approximately 52% of its theatres open. As state and local restrictions were eased in several of its markets and several new films were released by movie studios, the Company gradually reopened theatres during the 39 weeks ended September 30, 2021 and ended the fiscal 2021 third quarter with approximately 97% of its theatres open. The majority of the Company’s reopened theatres operated with reduced operating days (Fridays, Saturdays, Sundays and Tuesdays) and reduced operating hours during the fiscal 2021 first quarter. By the end of the fiscal 2021 second quarter, the vast majority of the theatres had returned to normal operating days (seven days per week) and operating hours. All of the reopened theatres operated at significantly reduced attendance levels compared to prior pre-COVID-19 pandemic years due to customer concerns related to the COVID-19 pandemic and a reduction in the number of new films released. While still below pre-COVID levels, attendance has gradually improved beginning in June 2021 as the number of vaccinated individuals increased, more films were released and customer willingness to return to movie theatres increased.

The Company began fiscal 2021 with all eight of its company-owned hotels and all but one of its managed hotels open. The majority of the Company’s restaurants and bars in its hotels and resorts have been open during the first three quarters of fiscal 2021, operating under applicable state and local restrictions and guidelines, and in some cases reduced operating hours. The majority of the Company’s hotels and restaurants are generating significantly reduced revenues as compared to prior pre-COVID-19 pandemic years, although hotel occupancy has been increasing throughout the 2021 fiscal year.

Since the COVID-19 crisis began, the Company has been working proactively to preserve cash and enhance liquidity. In fiscal 2020, the Company obtained additional financing and modified previously existing debt covenants (see Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020). Additionally, early in the Company’s fiscal 2021 third quarter, in conjunction with an amendment to its revolving credit agreement, the Company modified its previously existing debt covenants (see Note 4 for further reference). During the 39 weeks ended September 30, 2021, the Company received the remaining $5,900,000 of requested tax refunds from its fiscal 2019 tax return. During fiscal 2020 and continuing into fiscal 2021, a number of states elected to provide grants to certain businesses most impacted by the COVID-19 pandemic, utilizing funds received by the applicable state under provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) or subsequent federal relief programs. The Company received $8,197,000 of these grants during the 39 weeks ended September 30, 2021, which are included within other operating expenses on the consolidated statement of earnings (loss). The Company has applied for additional state grants totaling approximately $4,600,000 that are expected to be received during the Company’s fiscal 2021 fourth quarter.

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

The COVID-19 pandemic and the resulting impact on the Company’s operating performance has affected, and may continue to affect, the estimates and assumptions made by management. Such estimates and assumptions include, among other things, the Company’s goodwill and long-lived asset valuations and the measurement of compensation costs for annual and long-term incentive plans. Events and changes in circumstances arising after September 30, 2021, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

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

3. Impairment Charges

During the 13 weeks ended July 1, 2021, the Company determined that indicators of impairment were evident at certain theatre asset groups. For certain of the theatre asset groups evaluated for impairment, the sum of the estimated undiscounted future cash flows attributable to these assets was less than their carrying amount. The Company evaluated the fair value of these assets, consisting primarily of leasehold improvements, furniture, fixtures and equipment, and operating lease right-of-use-assets less lease obligations, and determined that the fair value, measured using Level 3 pricing inputs (using estimated discounted cash flows over the life of the primary asset, including estimated sales proceeds) was less than their carrying values and recorded a $3,732,000 impairment loss, reducing certain property and equipment and certain operating lease right-of-use assets. The remaining net book value of the impaired assets was $10,200,000 as of July 1, 2021, excluding any applicable remaining lease obligations. There were no indicators of impairment identified during the 13 weeks ended September 30, 2021.

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

4. Long-Term Debt and Short-Term Borrowings

Long-term debt and short-term borrowings are summarized as follows:

	September 30, 2021	December 31, 2020

	(in thousands, except payment data)
Mortgage notes	$24,478	$24,482
Senior notes	90,000	100,000
Unsecured term note due February 2025, with monthly principal and interest payments of $39,110, bearing interest at 5.75%	1,452	1,735
Convertible senior notes	100,050	100,050
Payroll Protection Program loans	3,426	3,424
Revolving credit agreement	33,000	—
Debt issuance costs	(4,083)	(3,684)
Total debt, net of debt issuance costs	248,323	226,007
Less current maturities, net of issuance costs	11,712	10,548
Less debt discount	—	22,423
Long-term debt	$236,611	$193,036

Short-term borrowings	49,796	87,194
Total debt and short-term borrowings, net of issuance costs	$298,119	$313,201

Credit Agreement and Short-Term Borrowings

On January 9, 2020, the Company entered into a Credit Agreement with several banks, including JPMorgan Chase Bank, N.A., as Administrative Agent, and U.S. Bank National Association, as Syndication Agent. On April 29, 2020, the Company entered into the First Amendment, on September 15, 2020, the Company entered into the Second Amendment, and on July 13, 2021, the Company entered into the Third Amendment (the Credit Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment, hereinafter referred to as the “Credit Agreement”).

The Credit Agreement provides for a revolving credit facility that matures on January 9, 2025 with an initial maximum aggregate amount of availability of $225,000,000. At September 30, 2021, there were borrowings of $33,000,000 outstanding on the revolving credit facility, bearing interest at LIBOR plus a margin, effectively 3.35% at September 30, 2021. Availability under the line at September 30, 2021, was $188,449,000, after taking into consideration outstanding letters of credit that reduce revolver availability. In conjunction with the First Amendment, the Company added an initial $90,800,000 term loan facility that was scheduled to mature on September 22, 2021. In conjunction with the Third Amendment, the term loan facility was reduced to $50,000,000 and the maturity date was extended to September 22, 2022. As of September 30, 2021, the balance of the term loan was $49,796,000, which is included in short-term borrowings on the consolidated balance sheet.

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

Amendments to Note Purchase Agreements

The Company’s $90,000,000 of senior notes consist of two Purchase Agreements maturing in 2021 through 2027, require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.02% to 4.32%.

On July 13, 2021, the Company and certain purchasers entered into amendments (the “Note Amendments”) to the Note Purchase Agreement, dated June 27, 2013, and the Note Purchase Agreement, dated December 21, 2016 (collectively, the Note Purchase Agreements”). The Note Amendments amend certain covenants and other terms of the Note Purchase Agreements and are identical to the amended covenants that are referenced in the Credit Agreement section above.

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

Additionally, upon adoption of ASU No. 2020-06, the Company uses the if-converted method when calculating diluted earnings (loss) per share for convertible debt instruments. The Convertible Notes bear interest from September 22, 2020 at a rate of 5.00% per year. Interest will be payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. The Convertible Notes may bear additional interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the Convertible Notes are not freely tradeable as required by the Indenture. The Convertible Notes will mature on September 15, 2025, unless earlier repurchased or converted. Prior to March 15, 2025, the Convertible Notes will be convertible at the option of the holders only under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending on December 31, 2020 (and only during such fiscal quarter), if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after March 15, 2025, the Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

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

During the Company’s fiscal 2021 second, third and fourth quarters, the Company’s Convertible Notes were (are) eligible for conversion at the option of the holders as the last reported sale price of the Common Stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days during the last 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The Company has the ability to settle the conversion in Company stock. As such, the Convertible Notes will continue to be classified as long-term. Future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s Common Stock during the prescribed measurement period. No Convertible Notes have been converted to date and the Company does not expect any to be converted within the next 12 months.

Derivatives

The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

The Company entered into two interest rate swap agreements on March 1, 2018 covering $50,000,000 of floating rate debt. The first agreement had a notional amount of $25,000,000, expired March 1, 2021, and required the Company to pay interest at a defined rate of 2.559% while receiving interest at a defined variable rate of one-month LIBOR. The second agreement has a notional amount of $25,000,000, expires March 1, 2023, and requires the Company to pay interest at a defined rate of 2.687% while receiving interest at a defined variable rate of one-month LIBOR (0.125% at September 30, 2021). The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. As of September 30, 2021, the remaining interest rate swap was considered highly effective. The fair value of the interest rate swap on September 30, 2021 was a liability of $885,000, which is included in other long-term obligations in the consolidated balance sheet. The fair value of the interest rate swaps on December 31, 2020, was a liability of $1,470,000, of which $100,000 was included in other accrued liabilities and $1,370,000 was included in other long-term obligations in the consolidated balance sheet. The Company does not expect the interest rate swap to have a material effect on earnings within the next 12 months.

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

Total lease cost consists of the following:

		13 Weeks	13 Weeks	39 Weeks	39 Weeks
		Ended	Ended	Ended	Ended
Lease Cost	Classification	September 30, 2021	September 24, 2020	September 30, 2021	September 24, 2020

		(in thousands)
Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$677	$707	$2,057	$2,137
Interest on lease liabilities	Interest expense	234	263	724	794
		$911	$970	$2,781	$2,931
Operating lease costs:
Operating lease costs	Rent expense	$6,365	$6,357	$19,151	$19,236
Variable lease cost	Rent expense	144	124	(29)	371
Short-term lease cost	Rent expense	35	113	107	269
		$6,544	$6,594	$19,229	$19,876

Additional information related to leases is as follows:

	13 Weeks	13 Weeks	39 Weeks	39 Weeks
	Ended	Ended	Ended	Ended
Other Information	September 30, 2021	September 24, 2020	September 30, 2021	September 24, 2020

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$736	$584	$2,065	$1,389
Operating cash flows from finance leases	234	263	724	794
Operating cash flows from operating leases	8,253	4,963	23,545	$11,376

Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	—	1,200	—	1,364
Operating lease liabilities	287	14	1,862	9,644

	September 30, 2021	December 31, 2020

	(in thousands)
Finance leases:
Property and equipment – gross	$75,318	$75,322
Accumulated depreciation and amortization	(57,684)	(55,547)
Property and equipment - net	$17,634	$19,775

Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	September 30, 2021	December 31, 2020
Weighted-average remaining lease terms:
Finance leases	8 years	9 years
Operating leases	14 years	15 years

Weighted-average discount rates:
Finance leases	4.58%	4.62%
Operating leases	4.52%	4.53%

Due to the COVID-19 pandemic, the Company temporarily closed all of its theatres on March 17, 2020 and had temporarily closed all of its company-owned hotels by April 8, 2020. At that time, the Company began actively working with landlords to discuss changes to the timing of lease payments and contract terms of leases due to the pandemic. The lease terms were negotiated on a lease-by-lease basis with individual landlords. In conjunction with these lease discussions, the Company obtained lease concessions for the majority of its leases. Substantially all of the lease concessions were for the deferral of lease payments into future periods. This resulted in the total payments required by the modified contract being substantially the same as or less than the total payments required by the original contract. The Company has made the policy election to account for these lease concessions as if they were made under the enforceable rights included in the original agreement and are thus outside of the modification framework. The Company has elected to account for these concessions as if no changes to the lease contract were made and has continued to recognize rent expense during the deferral period. Deferred rent payments of approximately $3,649,000 for the Company’s operating leases have been included in the total operating lease obligations as of September 30, 2021, of which approximately $1,039,000 is included in long-term operating lease obligations.

6. Income Taxes

The Company’s effective income tax rate, adjusted for earnings (losses) from noncontrolling interests, for the 13 and 39 weeks ended September 30, 2021 was 7.9% and 27.6%, respectively, and was 26.9% and 37.3% for the 13 and 39 weeks ended September 24, 2020, respectively. The Company’s effective income tax rate during the 13 and 39 weeks ended September 24, 2020 benefitted from several accounting method changes and the March 27, 2020 signing of the CARES Act, one of the provisions of which allows the Company’s 2019 and 2020 taxable losses to be carried back to prior fiscal years during which the federal income tax rate was 35%, compared to the current statutory federal income tax rate of 21%. The Company does not include the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interest in its income tax expense or benefit as the entity is considered a pass-through entity and, as such, the income tax expense or benefit is attributable to its owner.

During the 39 weeks ended September 30, 2021, the Company received the remaining $5,900,000 of requested tax refunds from its fiscal 2019 tax return. Also during the 39 weeks ended September 30, 2021, the Company filed income tax refund claims of $24,200,000 related to its fiscal 2020 tax return, with the primary benefit derived from net operating loss carrybacks to prior years. The Company received $1,800,000 of this refund during the 13 weeks ended September 30, 2021. Additional income tax loss carryforwards are expected to be generated during fiscal 2021 that will benefit future years.

7. Joint Venture Transactions

During the 39 weeks ended September 30, 2021, pursuant to a recapitalization of a joint venture whose investment value was $0 as of December 31, 2020, the Company surrendered its ownership interest in this equity method investment. Also during the 39 weeks ended September 30, 2021, the Company sold its interest in an equity investment without a readily determinable fair value for $4,150,000 and recorded a gain of $2,079,000, which is included in gain (loss) on disposition of property, equipment and other assets in the consolidated statement of earnings (loss).

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

Following is a summary of business segment information for the 13 weeks and 39 weeks ended September 30, 2021 and September 24, 2020 (in thousands):

13 Weeks Ended		Hotels/	Corporate
September 30, 2021	Theatres	Resorts	Items	Total
Revenues	$79,996	$65,803	$63	$145,862
Operating income (loss)	(2,604)	13,458	(4,581)	6,273
Depreciation and amortization	12,636	5,018	76	17,730

13 Weeks Ended		Hotels/	Corporate
September 24, 2020	Theatres	Resorts	Items	Total
Revenues	$7,354	$26,178	$59	$33,591
Operating loss	(37,174)	(6,925)	(3,888)	(47,987)
Depreciation and amortization	13,353	5,210	127	18,690

39 Weeks Ended		Hotels/	Corporate
September 30, 2021	Theatres	Resorts	Items	Total
Revenues	$154,859	$134,079	$258	$289,196
Operating income (loss)	(46,458)	5,511	(14,551)	(55,498)
Depreciation and amortization	38,807	15,192	204	54,203

39 Weeks Ended		Hotels/	Corporate
September 24, 2020	Theatres	Resorts	Items	Total
Revenues	$118,414	$82,253	$317	$200,984
Operating loss	(78,788)	(32,459)	(12,002)	(123,249)
Depreciation and amortization	40,245	15,955	368	56,568

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

We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The third quarter of fiscal 2021 consisted of the 13-week period beginning on July 2, 2021 and ended on September 30, 2021. The third quarter of fiscal 2020 consisted of the 13-week period beginning June 26, 2020 and ended on September 24, 2020. The first three quarters of fiscal 2021 consisted of the 39-week period beginning on January 1, 2021 and ended on September 30, 2021. The first three quarters of fiscal 2020 consisted of the 39-week period beginning December 27, 2019 and ended on September 24, 2020. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts.

For discussion regarding the impact of COVID-19 and related economic conditions on our results for the year ended December 31, 2020, see “Part II-Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report. For further discussion regarding the impacts of COVID-19 and related economic conditions on our results for the first three quarters of fiscal 2021 and potential future impacts, see immediately below, and also refer to the discussion of our operational risks and financial risks found in “Part II-Item 1A-Risk Factors” below, and “Part I-Item 1A-Risk Factors” in our 2020 Annual Report.

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

We began fiscal 2021 with approximately 52% of our theatres open. As state and local governments eased restrictions in several of our markets and movie studios released several new films, we gradually reopened theatres during fiscal 2021.  We ended the fiscal 2021 third quarter with approximately 97% of our theatres open (including two theatres in Louisiana that have temporarily reclosed due to hurricane damage). The majority of our reopened theatres operated with reduced operating days (Fridays, Saturdays, Sundays and Tuesdays) and reduced operating hours during the fiscal 2021 first quarter. By the end of May 2021, we had returned the vast majority of our theatres to normal operating days (seven days per week) and operating hours. During the first three quarters of fiscal 2021, all of our reopened theatres operated at significantly reduced attendance levels compared to prior pre-COVID-19 pandemic years due to customer concerns related to the COVID-19 pandemic and a reduction in the number of new films released. While still below pre-COVID-19 levels, attendance has gradually improved beginning in June 2021 as the number of vaccinated individuals increased, more films were released, and customer willingness to return to movie theatres increased.

We began fiscal 2021 with all eight of our company-owned hotels and all but one of our managed hotels open. The majority of our restaurants and bars in our hotels and resorts were open during the first three quarters of fiscal 2021, operating under applicable state and local restrictions and guidelines, and in some cases, reduced operating hours. The majority of our hotels and restaurants are generating reduced revenues as compared to prior pre-COVID-19 pandemic years, although hotel occupancy has been increasing throughout the fiscal 2021 year. We reopened one of our two SafeHouse® restaurants and bars in June 2021.

Maintaining and protecting a strong balance sheet has always been a core philosophy of The Marcus Corporation during our 86-year history, and, despite the COVID-19 pandemic, our financial position remains strong. As of September 30, 2021, we had a cash balance of approximately $9 million, $188 million of availability under our $225 million revolving credit facility, and our debt-to-capitalization ratio (including short-term borrowings) was 0.40. With our strong liquidity position, combined with the expected receipt of additional state grants, income tax refunds and proceeds from the sale of surplus real estate (discussed below), we believe we are positioned to meet our obligations as they come due and continue to sustain our operations throughout fiscal 2021 and fiscal 2022, even if our properties continue to generate reduced revenues during these periods. We will continue to work to preserve cash and maintain strong liquidity to endure the impacts of the global pandemic, even if it continues for a prolonged period of time.

Early in the third quarter of fiscal 2021, in conjunction with an amendment to our revolving credit agreement (described in detail in the Liquidity section below), we paid down a portion of our term loan facility using borrowings from our revolving credit facility, reducing the balance of our short-term borrowings from approximately $83.5 million to $50.0 million. In conjunction with the amendment, we extended the maturity date of the term loan facility to September 22, 2022.

Early in our first quarter of fiscal 2021, we received the remaining $5.9 million of requested tax refunds from our fiscal 2019 tax return. During the first quarter of fiscal 2021, we filed income tax refund claims of $24.2 million related to our fiscal 2020 tax return, with the primary benefit derived from net operating loss carrybacks to prior years. We received approximately $1.8 million of this refund in July 2021. Significant delays in processing refunds by the Internal Revenue Service have delayed receipt of our remaining expected income tax refund.  We anticipate receiving the remaining refund during the fourth quarter of fiscal 2021. We expect to generate additional income tax loss carryforwards during fiscal 2021 that will benefit future years.

During the fourth quarter of fiscal 2020 and continuing into fiscal 2021, a number of states elected to provide grants to certain businesses most impacted by the COVID-19 pandemic, utilizing funds received by the applicable state under provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) or subsequent federal relief programs. We received $4.9 million of these prior year grants in January 2021. We were awarded and received an additional $1.3 million in theatre grants during the first quarter of fiscal 2021 and were awarded and received an additional $1.9 million in hotel grants during the third quarter of fiscal 2021, further contributing to our strong liquidity position as of September 30, 2021. We have recently applied for additional state grants totaling approximately $4.6 million for theatres in two states that, if approved, would benefit our fiscal 2021fourth quarter.

We also continue to pursue sales of surplus real estate and other non-core real estate to further enhance our liquidity. During the first quarter of fiscal 2021, we sold an equity interest in a joint venture, generating net proceeds of approximately $4.2 million. During the third quarter of fiscal 2021, we sold several land parcels, generating additional net proceeds of approximately $4.8 million.  As of September 30, 2021, we had letters of intent or contracts to sell several pieces of real estate with a total carrying value of $12.8 million, a significant portion of which we currently anticipate closing during the fiscal 2021 fourth quarter. We believe we may receive total sales proceeds from real estate sales during the next 12-15 months totaling approximately $15-30 million, depending upon demand for the real estate in question.

We remain optimistic that the theatre industry is in the process of rebounding and will continue to benefit from pent-up social demand now that a greater percentage of the population is vaccinated, the majority of state and local restrictions have been lifted, and people seek togetherness with a return to normalcy. We still expect a return to “normalcy” to span multiple months driven by a continued increase in vaccinations and a gradual ramp-up of consumer comfort with public gatherings. The increase of the Delta variant of the disease has resulted in changing government guidance on indoor mask wearing in some communities, which has impacted consumer comfort in the near term. We expect that the approval of vaccines for children ages 5-11 may cause parents to feel more comfortable to visit a movie theatre, which would bolster the market for films aimed at children and families, a genre in which we have historically performed very well.  We are very encouraged by the recent performance of multiple films released in September and October, including Shang-Chi and the Legend of the Ten Rings, a Marvel film released by Disney exclusively in movie theatres. Following up on the success of Shang-Chi and the Legend of the Ten Rings, Disney recently announced that all of its remaining films for 2021 would receive an exclusive theatrical window.  Total theatre division revenues, expressed as a percentage of fiscal 2019 revenues, have increased in fiscal 2021 to date, including an increase from 16% in January 2021 to 48% in June 2021, 55% in July 2021, 63% in August 2021 and 60% in September 2021. Our relative performance compared to 2019 has improved further early in the fourth quarter of fiscal 2021.  As described further below in the Theatres section, a significant number of films originally scheduled to be released during fiscal 2020 and the first half of fiscal 2021 were delayed until later in fiscal 2021 or fiscal 2022, further increasing the quality and quantity of films that we expect to be available during those future time periods.

As we expected, the primary customer for hotels during the first three quarters of fiscal 2021 continued to come from the “drive-to leisure” market. Demand from this customer segment has exceeded our expectations. Most organizations implemented travel bans at the onset of the pandemic, only allowing essential travel. It is likely that business travel will continue to be limited in the near term, although we are beginning to experience some increases in travel from this customer segment. Total hotel division revenues, expressed as a percentage of fiscal 2019 revenues, have also increased throughout fiscal 2021 to date, including an increase from 49% in January 2021 to 71% in June 2021, 90% in July 2021, 85% in August 2021 and 97% in September 2021, with the most recent improvement coinciding with busy summer leisure travel and several demand-generating events in certain key markets. As of the date of this report, our group room revenue bookings for fiscal 2022 - commonly referred to in the hotels and resorts industry as “group pace” - is running approximately 20% behind where we were at the same time in fiscal 2019 (pre-pandemic), but that is an improvement from earlier in the fiscal year and we have experienced increased booking activity in recent months for fiscal 2022 and beyond. Banquet and catering revenue pace for fiscal 2022 is also running behind where we would typically be at this same time in prior years, but not as much as group room revenues, due in part to increases in wedding bookings. The future economic environment will also have a significant impact on the pace of our return to “normal” hotel operations.

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

Overall Results

The following table sets forth revenues, operating income (loss), other income (expense), net earnings (loss) and net earnings (loss) per diluted common share for the third quarter and first three quarters of fiscal 2021 and fiscal 2020 (in millions, except for per share and variance percentage data):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2021	F2020	Amt.	Pct.	F2021	F2020	Amt.	Pct.
Revenues	$145.9	$33.6	$112.3	334.2%	$289.2	$201.0	$88.2	43.9%
Operating income (loss)	6.3	(48.0)	54.3	113.1%	(55.5)	(123.2)	67.7	55.0%
Other income (expense)	(4.4)	(6.0)	1.6	26.8%	(13.2)	(13.6)	0.4	3.0%
Net earnings (loss) attributable to The Marcus Corp.	$1.8	$(39.4)	$41.2	104.5%	$(49.7)	$(85.8)	$36.1	42.0%
Net earnings (loss) per common share - diluted:	$0.06	$(1.30)	$1.36	104.6%	$(1.66)	$(2.84)	$1.18	41.5%

Revenues increased and operating income (loss), net earnings (loss) attributable to The Marcus Corporation and net earnings (loss) per diluted common share improved significantly during the third quarter and first three quarters of fiscal 2021 compared to the third quarter and first three quarters of fiscal 2020. Increased revenues from both our theatre division and hotels and resorts division contributed to the improvement during the fiscal 2021 periods compared to the fiscal 2020 periods, during which the majority of our theatres and hotels were closed for large portions of the second and third quarters due to the impact of the COVID-19 pandemic. Our theatres and hotels were operating fairly normally during the first two and one-half months of fiscal 2020 until the onset of the pandemic in mid-March. Net loss attributable to The Marcus Corporation and net loss per diluted common share during the first three quarters of fiscal 2020 were favorably impacted by a favorable income tax benefit described below.

Our operating income (loss) during the third quarter and first three quarters of fiscal 2021 was favorably impacted by state government grants of approximately $2.0 million and $3.3 million, respectively, or approximately $0.05 and $0.08 per diluted common share, respectively.  Our operating loss during the first three quarters of fiscal 2021 was negatively impacted by impairment charges of approximately $3.7 million, or approximately $0.09 per diluted common share, primarily related to surplus real estate that we intend to sell.  Our operating performance during the third quarter of fiscal 2020 was negatively impacted by nonrecurring expenses totaling approximately $1.6 million, or approximately $0.04 per diluted common share, including payments to and on behalf of laid off employees. Nonrecurring expenses during the fiscal 2020 third quarter also included extensive cleaning costs, supply purchases and employee training, among other items, related to the reopening of selected theatre and hotel properties and implementing new operating protocols. In addition, impairment charges related to several theatre locations negatively impacted our fiscal 2020 third quarter operating income by approximately $765,000, or approximately $0.02 per diluted common share. Our operating performance during the first three quarters of fiscal 2020 was negatively impacted by nonrecurring expenses totaling approximately $10.1 million, or approximately $0.23 per diluted common share, related to the expenses in the third quarter described above and expenses incurred (primarily payroll continuation payments to employees temporarily laid off) due to the closing of all of our movie theatres and the majority of our hotels and resorts during the last two weeks of the first quarter. In addition, impairment charges related to intangible assets and several theatre locations negatively impacted our fiscal 2020 first three quarters operating loss by approximately $9.5 million, or approximately $0.22 per diluted common share.

Operating losses from our corporate items, which include amounts not allocable to the business segments, increased during the fiscal 2021 periods compared to the fiscal 2020 periods due primarily to increased non-cash long-term incentive compensation expenses and the fact that we reduced salaries and bonus accruals during fiscal 2020 to preserve liquidity at the onset of the pandemic. Net earnings (loss) attributable to The Marcus Corporation during the fiscal 2021 periods was negatively impacted by increased interest expense compared to the fiscal 2020 periods, partially offset by gains on disposition of property, equipment and other assets during the fiscal 2021 periods.

Our interest expense totaled $4.6 million for the third quarter of fiscal 2021 compared to $4.1 million for the third quarter of fiscal 2020, an increase of approximately $500,000, or 11.3%. Our interest expense totaled approximately $14.4 million for the first three quarters of fiscal 2021 compared to approximately $10.2 million for the first three quarters of fiscal 2020, an increase of approximately $4.2 million, or 41.0%. The increase in interest expense during the fiscal 2021 periods was due in part to increased borrowings and an increase in our average interest rate. In addition, interest expense increased during the third quarter and first three quarters of fiscal 2021 due to the fact that we incurred approximately $540,000 and $1.8 million, respectively, in noncash amortization of debt issuance costs, compared to approximately $510,000 and $666,000 of such costs during the third quarter and first three quarters of fiscal 2020. On January 1, 2021, we elected to early adopt ASU No. 2020-06 (described in Note 1 of the condensed notes to our consolidated financial statements), which resulted in the elimination of noncash discount on convertible notes beginning with the first quarter of fiscal 2021. Changes in our borrowing levels due to variations in our operating results, capital expenditures, acquisition opportunities (or the lack thereof) and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.

We did not have any significant variations in investment income or other expenses during the third quarter and first three quarters of fiscal 2021 compared to the third quarter and first three quarters of fiscal 2020. We reported net gains on disposition of property, equipment and other assets of $868,000 and $2.9 million, respectively, during the third quarter and first three quarters of fiscal 2021, compared to small net losses on disposition of property, equipment and other assets during the fiscal 2020 periods. The net gain on disposition of property, equipment and other assets during the third quarter of fiscal 2021 was due primarily to the sale of surplus land.  The net gain on disposition of property, equipment and other assets during the first three quarters of fiscal 2021 included the sale of an equity investment in a joint venture. The timing of periodic sales and disposals of our property, equipment and other assets varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property, equipment and other assets. We anticipate additional disposition gains or losses from periodic sales of property, equipment and other assets during the fourth quarter of fiscal 2021 and beyond.

Equity losses from unconsolidated joint ventures during the third quarter and first three quarters of fiscal 2020 included an other-than-temporary impairment loss of approximately $811,000 in which we determined that the fair value of our equity method investment in a hotel joint venture was less than its carrying value as of September 24, 2020.

We reported income tax expense for the third quarter of fiscal 2021 of $150,000 and an income tax benefit for the first three quarters of fiscal 2021 of $18.9 million, compared to an income tax benefit of $14.5 million and $51.0 million, respectively, during the third quarter and first three quarters of fiscal 2020. The larger income tax benefit during the fiscal 2020 periods was primarily the result of the significant losses before income taxes incurred as a result of the closing of the majority of our properties in March 2020 and the subsequent reduction in our operating performance due to the COVID-19 pandemic. Our fiscal 2020 income tax benefit was also favorably impacted by an adjustment of approximately $17.4 million, or approximately $0.56 per diluted common share, resulting from several accounting method changes and the March 27, 2020 signing of the CARES Act. One of the provisions of the CARES Act allowed our 2019 and 2020 taxable losses to be carried back to prior fiscal years during which the federal income tax rate was 35% compared to the current statutory federal income tax rate of 21%. Our fiscal 2021 first three quarters effective income tax rate was 27.6%. Our fiscal 2020 first three quarters effective income tax rate was 37.3% and benefitted from the $17.6 million adjustment described above. Excluding this favorable adjustment to income tax benefit, our effective income tax rate during the first three quarters of fiscal 2020 was 24.5%. We anticipate that our effective income tax rate for the remaining quarter of fiscal 2021 may be in the 24-26% range, excluding any potential changes in federal or state income tax rates or other one-time tax benefits. Our actual fiscal 2021 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

The operating results of one majority-owned hotel, The Skirvin Hilton, are included in the hotels and resorts division revenue and operating income during the fiscal 2021 and fiscal 2020 periods, and the after-tax net earnings or loss attributable to noncontrolling interests is deducted from or added to net earnings on the consolidated statements of earnings. We reported a net loss attributable to noncontrolling interests of $23,000 during the first three quarters of fiscal 2020. As a result of the noncontrolling interest balance reaching zero during fiscal 2020, we do not expect to report additional net losses attributable to noncontrolling interests in future periods until the hotel returns to profitability.

Theatres

The following table sets forth revenues, operating loss and operating margin for our theatre division for the third quarter and first three quarters of fiscal 2021 and fiscal 2020 (in millions, except for variance percentage and operating margin):

	Third Quarter					First Three Quarters
				Variance				Variance
	F2021	F2020		Amt.	Pct.	F2021	F2020	Amt.	Pct.
Revenues	$80.0	$7.4		$72.6	987.8%	$154.9	$118.4	$36.5	30.8%
Operating loss	(2.6)	(37.2)		34.6	93.0%	(46.5)	(78.8)	32.3	41.0%
Operating margin (% of revenues)	(3.3)%	N/A	%			(30.0)%	(66.5)%

Our theatre division revenues increased and operating loss decreased significantly during the third quarter and first three quarters of fiscal 2021 compared to the third quarter and first three quarters of fiscal 2020 due entirely to the fact that we temporary closed all of our theatres on March 17, 2020 in response to the COVID-19 pandemic.  Other than six theatres that were reopened during the last week of the fiscal 2020 second quarter and a phased reopening of a larger portion of our theatre circuit in late August 2020, all of our theatres remained closed during the majority of the third quarter of fiscal 2020.  Our theatres were operating fairly normally during the first two and one-half months of fiscal 2020 until the onset of the pandemic in mid-March. We began the first quarter of fiscal 2021 with approximately 52% of our theatres open. As state and local restrictions were eased in several of our markets and several new films were released by movie studios, we gradually reopened theatres, ending the fiscal 2021 first quarter with approximately 74% of our theatres open, ending the fiscal 2021 second quarter with approximately 95% of our theatres open and ending the fiscal 2021 third quarter with approximately 97% of our theatres open (including two theatres in Louisiana that have temporarily reclosed due to hurricane damage). The majority of our reopened theatres operated with reduced operating days (Fridays, Saturdays, Sundays and Tuesdays) and reduced operating hours during the fiscal 2021 first quarter. By the end of May 2021, we had returned the vast majority of our theatres to normal operating days (seven days per week) and operating hours.

Our operating loss during the first three quarters of fiscal 2021 was negatively impacted by impairment charges of approximately $3.7 million primarily related to surplus real estate that we intend to sell. Conversely, a nonrecurring state government grant of approximately $1.3 million favorably impacted our theatre division operating loss during the first three quarters of fiscal 2021.

In addition to the impact of reduced attendance due to the theatre closings, our theatre division operating loss during the third quarter and first three quarters of fiscal 2020 was negatively impacted by nonrecurring expenses totaling approximately $1.2 million and $4.6 million, respectively, related to expenses incurred (primarily payroll continuation payments to employees temporarily laid off) due to the closing of all of our movie theatres during the fiscal 2020 periods and subsequent costs incurred in the second and third quarters of fiscal 2020 for cleaning, supply purchases and employee training, among other items, related to the reopening of our theatre properties and implementing new operating protocols. Impairment charges related to intangible assets and several theatre locations also negatively impacted our theatre division third quarter and first three quarters of fiscal 2020 operating loss by approximately $765,000 and $9.5 million, respectively.

The following table provides a further breakdown of the components of revenues for the theatre division for the third quarter and first three quarters of fiscal 2021 and fiscal 2020 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2021	F2020	Amt.	Pct.	F2021	F2020	Amt.	Pct.
Admission revenues	$38.2	$3.1	$35.1	1,126.7%	$73.9	$58.7	$15.2	25.9%
Concession revenues	36.0	3.3	32.7	1,008.6%	68.9	50.3	18.6	37.1%
Other revenues	5.8	0.9	4.9	520.3%	12.0	9.1	2.9	30.4%
	80.0	7.3	72.7	996.6%	154.8	118.1	36.7	31.0%
Cost reimbursements	—	0.1	(0.1)	(98.3)%	0.1	0.3	(0.2)	(68.1)%
Total revenues	$80.0	$7.4	$72.6	987.8%	$154.9	$118.4	$36.5	30.8%

As described above, revenues were virtually non-existent during the second and third quarters of fiscal 2020 due to the temporary closing of all of our theatres on March 17, 2020 in response to the COVID-19 pandemic. Prior to reopening approximately 80% of our theatres during the final month of our fiscal 2020 third quarter for a very limited number of new films, the only revenues generated during the majority of the second and third quarters of fiscal 2020 were from the six theatres opened in June in order to begin testing our new operating protocols, as well as additional revenues from five parking lot cinemas opened during the quarter, curbside sales of popcorn, pizza and other food items and restaurant takeout sales from our three Zaffiro’s restaurants and bars. As a result, we believe it is also beneficial to compare our revenues to pre-pandemic levels. The following table compares the components of revenues for the theatre division for the third quarter and first three quarters of fiscal 2021 to the third quarter and first three quarters of fiscal 2019 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2021	F2019	Amt.	Pct.	F2021	F2019	Amt.	Pct.
Admission revenues	$38.2	$69.8	$(31.6)	(45.2)%	$73.9	$211.8	$(137.9)	(65.1)%
Concession revenues	36.0	57.0	(21.0)	(37.0)%	68.9	172.1	(103.2)	(60.0)%
Other revenues	5.8	9.8	(4.0)	(40.8)%	12.0	29.5	(17.5)	(59.4)%
	80.0	136.6	(56.6)	(41.4)%	154.8	413.4	(258.6)	(62.6)%
Cost reimbursements	—	0.2	(0.2)	(79.7)%	0.1	0.7	(0.6)	(86.5)%
Total revenues	$80.0	$136.8	$(56.8)	(41.5)%	$154.9	$414.1	$(259.2)	(62.6)%

According to data received from Comscore (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2021 third quarter and first three quarters results, U.S. box office receipts decreased 52.8% during our fiscal 2021 third quarter and 71.1% during our fiscal 2021 first three quarters compared to the same comparable weeks in fiscal 2019, indicating that our decrease in admission revenues during the third quarter of fiscal 2021 of 45.2% outperformed the industry by 7.6 percentage points. Our decrease in admission revenues during the first three quarters of fiscal 2021 of 65.1% outperformed the industry by 6.0 percentage points. Based upon this metric, we believe we have been one of the top performing theatre circuits during fiscal 2021 of the top 10 circuits in the U.S. Additional data received and compiled by us from Comscore indicates our admission revenues during the third quarter and first three quarters of fiscal 2021 represented approximately 3.5% and 3.6%, respectively, of the total admission revenues in the U.S. during the periods (commonly referred to as market share in our industry). This represents a notable increase over our reported market share of approximately 3.1% during the comparable fiscal 2019 periods, prior to the pandemic. Closed theatres in other markets in the U.S. partially contributed to our outperformance, particularly during the first quarter of fiscal 2021. Our goal is to continue our past pattern of outperforming the industry, but with the majority of our renovations now completed, our ability to do so in any given quarter will likely be partially dependent upon film mix, weather and the competitive landscape in our markets.

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

Total theatre attendance increased significantly during the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020, when our theatres were primarily closed. Total theatre attendance increased 18.7% during the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020, resulting in increases in both admission revenues and concession revenues. Conversely, a decrease in the number of new films, the lack of awareness of theatres being open (due in part to limited new film advertising), ongoing state and local capacity restrictions and customer concerns regarding visiting indoor businesses, all negatively impacted attendance during the third quarter and first three quarters of fiscal 2021 as compared to the same periods in fiscal 2019. As described above, attendance from MPC events (estimated to average 13 guests per event) partially offset the reduction in traditional movie going attendance, particularly during the fiscal 2021 first quarter.

Our highest grossing films during the fiscal 2021 third quarter included Black Widow, Shang-Chi and the Legend of the Ten Rings, Jungle Cruise, Free Guy and Space Jam: A New Legacy. Three of these five films were released “day-and-date” on streaming services. We believe such “day-and-date” releases negatively impact theatrical revenues, particularly in week two and beyond of a films’ release.  We also believe “day-and-date” releases increase piracy, further impacting potential revenues. We believe our theatre circuit outperformed its historical market share on four of our top five films during the third quarter of fiscal 2021. In addition, we believe our overall admission revenue outperformed the industry due in part to the fact that we believe our theatre circuit outperformed its historical market share on the next tier of films (including all five of the films ranked six thru ten in admissions revenues during the fiscal 2021 third quarter). Due to the impact of two particularly strong blockbusters released during the third quarter of fiscal 2019 (Lion King, Spider-Man: Far From Home), the film slate during the third quarter of fiscal 2021 was weighted less towards our top movies compared to the third quarter of fiscal 2019, as evidenced by the fact that our top five films during our fiscal 2021 third quarter accounted for 49% of our total box office results, compared to 58% for the top five films during the third quarter of fiscal 2019 (prior to the pandemic), both expressed as a percentage of the total admission revenues for the period. A decreased reliance on just a few blockbuster films during a given quarter often has the effect of slightly reducing our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts. As a result of a more balanced film slate and the fact that films released during the fiscal 2021 periods to date have not performed at pre-pandemic admission revenue levels, our overall film rental cost decreased during the fiscal 2021 periods compared to the same periods in prior years.

Our average ticket price increased 6.1% during the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020 and increased by 8.4% compared to the first three quarters of fiscal 2019 (comparisons to the third quarter of fiscal 2020 are not applicable because the majority of our theatres were closed during the third quarter of fiscal 2020). A larger proportion of admission revenues from our proprietary premium large format screens (with a higher ticket price) and the increase in MPC events contributed to the increase in our average ticket price during fiscal 2021 periods, partially offset by the fact that we continued to offer older “library” film product for only $5.00 per ticket during portions of the first half of fiscal 2021 when there was limited availability of new films.

Our average concession revenues per person increased by 15.7% during the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020 and increased by 24.0% compared to the first three quarters of fiscal 2019 (comparisons to the third quarter of fiscal 2020 are not applicable because the majority of our theatres were closed during the third quarter of fiscal 2020). As customers have returned to “normal” activities such as going to the movie theatre, they have demonstrated a propensity to spend at a higher rate than before the pandemic closures. In addition, a portion of the increase in our average concession revenues per person during the first three quarters of fiscal 2021 may be attributed to shorter lines at our concession stand due to reduced attendance (during periods of high attendance, some customers do not purchase concessions because the line is too long). We also believe that an increased percentage of customers buying their concessions in advance using our website, kiosk or our mobile app likely contributed to higher average concession revenues per person, as our experience has shown that customers are more likely to purchase more items when they order and pay electronically. We expect to continue to report increased average concession revenues per person in future periods, but whether our customers will continue to spend at these current significantly higher levels in future periods is currently unknown.

Other revenues increased by approximately $2.9 million during the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020 (comparisons to the third quarter of fiscal 2020 are not applicable because the majority of our theatres were closed during the majority of the third quarter of fiscal 2020). This increase was primarily due to the impact of increased attendance on internet surcharge ticketing fees and preshow advertising income.

The film product release schedule for the remainder of fiscal 2021, which had been changing in response to reduced near-term customer demand and changing state and local restrictions in various key markets in the U.S. and the world as a result of the ongoing COVID-19 pandemic, has solidified in recent months. With strong performances from several recent films, film studios have shown an increased willingness to begin releasing many of the new films that had previously been delayed. Several films that have contributed to our early fiscal 2021 fourth quarter results include Venom: Let There Be Carnage, The Addams Family 2, No Time to Die, Halloween Kills and Dune. New films scheduled to be released during the remainder of our fiscal 2021 fourth quarter include Eternals, Ghostbusters: Afterlife, King Richard, Encanto, West Side Story, Spider-Man: No Way Home, Sing 2, The King’s Man and The Matrix Resurrections. We believe that with a greater percentage of the population now vaccinated, and assuming that concerns over the Delta variant or any new variants of COVID-19 do not result in significant new restrictions, demand for out-of-home entertainment will continue to increase during the remainder of fiscal 2021 and into fiscal 2022. The list of films currently scheduled for release during fiscal 2022 includes a significant number of familiar titles and franchises and appears quite strong.

Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of appropriate “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including premium video-on-demand (“PVOD”), video on-demand (“VOD”), streaming services and DVD. These are factors over which we have no control. We currently believe that “day-and-date” film release experiments such as those tested by Warner Brothers and Disney during 2021 will not become the norm as the pandemic fully subsides. Warner Brothers has already indicated that it intends to return to an exclusive 45-day theatrical window with a significant number of its films during fiscal 2022. After the success of the exclusive theatrical release of Shang-Chi and the Legend of the Ten Rings, Disney announced that the remainder of its fiscal 2021 films would receive an exclusive theatrical window as well.

We ended the first three quarters of fiscal 2021 with a total of 1,091 company-owned screens in 88 theatres, compared to 1,104 company-owned screens in 90 theatres and six managed screens in one theatre at the end of the first three quarters of fiscal 2020. Early in our fiscal 2021 third quarter, we ceased providing management services to the 6-screen managed theatre noted above. As of the date of this report, 85 of our 88 company-owned theatres have been reopened (including two theatres in Louisiana that have temporarily reclosed due to hurricane damage).  Early in our fiscal 2021 fourth quarter, we made the decision to not reopen the remaining three closed theatres, consisting of one former budget-oriented theatre and two Movie Tavern theatres with leases that will expire within the next year. One of the Marcus Wehrenberg theatres that we reopened in May 2021 recently completed a renovation that added DreamLounger recliner seating, as well as Reel Sizzle® and Take FiveSM Lounge outlets, to the theatre.

Hotels and Resorts

The following table sets forth revenues, operating income (loss) and operating margin for our hotels and resorts division for the third quarter and first three quarters of fiscal 2021 and fiscal 2020 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2021	F2020	Amt.	Pct.	F2021	F2020	Amt.	Pct.
Revenues	$65.8	$26.2	$39.6	151.4%	$134.1	$82.2	$51.9	63.0%
Operating income (loss)	13.5	(6.9)	20.4	294.3%	5.5	(32.5)	38.0	117.0%
Operating margin (% of revenues)	20.5%	(26.5)%			4.1%	(39.5)%

Our hotels and resorts division returned to profitability during the third quarter and first three quarters of fiscal 2021, reporting operating income compared to significant operating losses during the third quarter and first three quarters of fiscal 2020, due to significantly increased revenues during the fiscal 2021 periods. All of our company-owned hotels and resorts contributed to the improved operating results during the fiscal 2021 periods. Our fiscal 2021 third quarter operating income benefited from a state government grant totaling approximately $1.9 million.  Our hotels and resorts division operating loss during the third quarter and first three quarters of fiscal 2020 was negatively impacted by nonrecurring expenses totaling approximately $443,000 and $5.5 million, respectively, related to costs associated with initially closing our hotels (primarily payments to and on behalf of laid off employees) and extensive cleaning costs, supply purchases and employee training, among other items, related to the reopening of selected hotel properties and implementing new operating protocols.

The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the third quarter and first three quarters of fiscal 2021 and fiscal 2020 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2021	F2020	Amt.	Pct.	F2021	F2020	Amt.	Pct.
Room revenues	$30.9	$9.8	$21.1	216.4%	$57.3	$27.6	$29.7	107.4%
Food/beverage revenues	16.7	5.4	11.3	208.7%	32.2	19.6	12.6	64.3%
Other revenues	13.3	7.8	5.5	69.7%	33.0	21.4	11.6	54.4%
	60.9	23.0	37.9	164.7%	122.5	68.6	53.9	78.6%
Cost reimbursements	4.9	3.2	1.7	54.2%	11.6	13.6	(2.0)	(15.4)%
Total revenues	$65.8	$26.2	$39.6	151.4%	$134.1	$82.2	$51.9	63.0%

Division revenues increased significantly during the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 due to the fact that one of our eight company-owned hotels and resorts was closed the entire third quarter of fiscal 2020 (the Saint Kate), three of our company-owned hotels were only open for a portion of the prior year quarter (the Hilton Milwaukee City Center Hotel, the Lincoln Marriott Cornhusker Hotel and the AC Hotel Chicago Downtown) and all of our reopened hotels (including four hotels opened late in our fiscal 2020 second quarter – The Pfister Hotel, the Grand Geneva Resort & Spa, the Skirvin Hilton and the Hilton Madison Monona Terrace) were operating with reduced occupancy rates due to the impact of the COVID-19 pandemic.  In addition to the increased revenues during the fiscal 2021 third quarter, hotels and resorts division revenues also increased during the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020 due to the fact that we closed five of our eight company-owned hotels and resorts on March 24, 2020, and closed our remaining three company-owned hotels in early April 2020, all as a result of extremely low occupancy rates and significant COVID-19 pandemic related cancellations. All eight of our company-owned hotels and all but one of our managed hotels were open during our third quarter and first three quarters of fiscal 2021. The majority of our restaurants and bars in our hotels and resorts were open during the first three quarters of fiscal 2021, operating under applicable state and local restrictions and guidelines, and, in some cases, reduced operating hours. We reopened one of our two SafeHouse restaurants and bars in June 2021.

As a result of the significantly reduced revenues during our fiscal 2020 periods, we believe it is also beneficial to compare our revenues to pre-pandemic levels. The following table compares the components of revenues for the hotels and resorts division for the third quarter and first three quarters of fiscal 2021 to the third quarter and first three quarters of fiscal 2019 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2021	F2019	Amt.	Pct.	F2021	F2019	Amt.	Pct.
Room revenues	$30.9	$34.2	$(3.3)	(9.6)%	$57.3	$81.3	$(24.0)	(29.5)%
Food /beverage revenues	16.7	20.2	(3.5)	(17.1)%	32.2	54.6	(22.4)	(40.9)%
Other revenues	13.3	13.0	0.3	2.1%	33.0	36.4	(3.4)	(9.3)%
	60.9	67.4	(6.5)	(9.6)%	122.5	172.3	(49.8)	(28.9)%
Cost reimbursements	4.9	7.2	(2.3)	(32.3)%	11.6	27.3	(15.7)	(57.8)%
Total revenues	$65.8	$74.6	$(8.8)	(11.8)%	$134.1	$199.6	$(65.5)	(32.8)%

A decline in transient and group business contributed significantly to our reduced revenues during the third quarter and first three quarters of fiscal 2021 compared to the same periods of fiscal 2019. A decrease in group business subsequently led to a corresponding decrease in banquet and catering revenues, negatively impacting our reported food and beverage revenues compared to the same periods in fiscal 2019. Other revenues increased during the third quarter of fiscal 2021, with a lesser decrease relative to the decrease in room revenues and food and beverage revenues during the first three quarters of fiscal 2021 compared to the third quarter and first quarter of fiscal 2019, primarily due to increased revenues from one of our condominium hotels and increased ski and golf revenues at the Grand Geneva® Resort & Spa (“Grand Geneva”), partially offset by decreased management fees. Cost reimbursements decreased during the third quarter and first three quarters of fiscal 2021 compared to the third quarter and first three quarters of fiscal 2019 due to reduced revenues and subsequent operating costs at our managed hotels.

The following table sets forth certain operating statistics for the third quarter and first three quarters of fiscal 2021 and fiscal 2020, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	Third Quarter(1)					First Three Quarters(1)
			Variance					Variance
	F2021	F2020	Amt.		Pct.	F2021	F2020	Amt.		Pct.
Occupancy pct.	64.9%	36.6%	+28.3	pts	77.3%	46.9%	45.8%	1.1	pts	2.4%
ADR	$195.08	$163.04	$32.04		19.7%	$165.26	$140.23	$25.03		17.8%
RevPAR	$126.54	$59.66	$66.88		112.1%	$77.46	$64.28	$13.18		20.5%

(1)	These operating statistics represent averages of our eight distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort. The statistics exclude days where individual hotels may have been closed.

RevPAR increased at all eight of our company-owned properties during the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 and increased at seven of our eight company-owned properties during the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020. The “drive-to leisure” travel customer provided the most demand during the fiscal 2021 periods, with weekend business quite strong at the majority of our properties. During the third quarter of fiscal 2021, our non-group business represented approximately 62% of our total rooms revenue, compared to approximately 55% during the third quarter of fiscal 2019 prior to the pandemic – an indication that group business continues to lag. Non-group retail pricing was very strong in the majority of our markets, with large demand drivers in our Milwaukee market (Milwaukee Bucks playoffs, major league baseball, Summerfest and the Ryder Cup) and significant leisure demand at Grand Geneva contributing to increased occupancy percentages and ADR.

As a result of the significantly reduced revenues during our fiscal 2020 periods, we believe it is also beneficial to compare our operating statistics to pre-pandemic levels. The following table sets forth certain operating statistics for the third quarter and first three quarters of fiscal 2021 and fiscal 2019, including our average occupancy percentage, our ADR, and our RevPAR, for company-owned properties:

	Third Quarter(1)					First Three Quarters(1)
			Variance					Variance
	F2021	F2019	Amt.		Pct.	F2021	F2019	Amt.		Pct.
Occupancy pct.	65.9%	83.0%	(17.1)	pts	(20.6)%	48.6%	75.2%	(26.6)	pts	(35.4)%
ADR	$189.82	$172.12	$17.70		10.3%	$161.49	$155.91	$5.58		3.6%
RevPAR	$125.10	$142.84	$(17.74)		(12.4)%	$78.45	$117.19	$(38.74)		(33.1)%

(1)	These operating statistics represent averages of our seven distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort. The statistics exclude days where individual hotels may have been closed. The statistics for both the 2021 and 2019 periods exclude the Saint Kate, which was closed or had only recently reopened during the majority of the fiscal 2019 periods presented.

According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2021 third quarter and first three quarters results, comparable “upper upscale” hotels throughout the United States experienced a decrease in RevPAR of 26.1% and 44.5%, respectively, during our fiscal 2021 third quarter and first three quarters compared to the same periods during fiscal 2019. Data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced a decrease in RevPAR of 19.5% and 41.1%, respectively, during our fiscal 2021 third quarter and first three quarters, again compared to the same periods in fiscal 2019. Thus, we believe we outperformed the industry during the fiscal 2021 third quarter and first three quarters by approximately 14 and 11 percentage points, respectively. We also believe we outperformed our competitive sets during the fiscal 2021 third quarter and first three quarters by approximately 7 and 8 percentage points, respectively. Higher class segments of the hotel industry, such as luxury and upper upscale, continue to experience lower occupancies compared to lower class hotel segments such as economy and midscale.

Looking to future periods, overall occupancy in the U.S. has slowly increased since the initial onset of the COVID-19 pandemic in March 2020, reaching its highest level since the start of the pandemic in recent months. In the near term, we expect most demand will continue to come from the drive-to leisure segment. Leisure travel in our markets has a seasonal component to it, peaking in the summer months and slowing down as children return to school and the weather turns colder.  Most organizations implemented travel bans at the onset of the pandemic and have generally only allowed essential travel, which will likely limit business travel in the near term, although we are beginning to experience some increases in travel from this customer segment. There also are indications that many of these travel bans are beginning to be lifted gradually. Our company-owned hotels have experienced a material decrease in group bookings compared to pre-pandemic periods. As of the date of this report, our group room revenue bookings for fiscal 2022 - commonly referred to in the hotels and resorts industry as “group pace” - is running approximately 20% behind where we were at the same time in fiscal 2019, but that is an improvement from recent quarters and we are experiencing increased booking activity for fiscal 2022 and beyond. Banquet and catering revenue pace for fiscal 2022 is also running behind where we would typically be at this same time of the year pre-pandemic, but not as much as group room revenues, due in part to increases in wedding bookings.

Forecasting what future RevPAR growth or decline will be during the next 18 to 24 months is very difficult at this time. The non-group booking window remains very short, with most bookings occurring within three days of arrival, making even short-term forecasts of future RevPAR growth very difficult. Hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product, so we will be monitoring the economic environment very closely. After past shocks to the system, such as the terrorist attacks on September 11, 2001 and the 2008 financial crisis, hotel demand took longer to recover than other components of the economy. Conversely, we now anticipate that hotel supply growth will be limited for the foreseeable future, which can be beneficial for our existing hotels. Most industry experts believe the pace of recovery will be steady, but relatively slow. We are encouraged by the demand from drive-to leisure customers during the first three quarters of fiscal 2021, which exceeded our expectations. We will continue to focus on reaching the drive-to leisure market through aggressive campaigns promoting creative packages for our guests. Overall, we generally expect our revenue trends to track or exceed the overall industry trends for our segment of the industry, particularly in our respective markets.

During the third quarter of fiscal 2021, we assumed management of the Coralville Hotel & Conference Center in Coralville, Iowa. Owned by the City of Coralville, this 286-room hotel was recently rebranded under the Hyatt Regency brand as Hyatt Regency Coralville Hotel & Conference Center. The property will undergo a phased renovation focusing on the restaurant and all hotel guest rooms.

Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net earnings (loss) attributable to The Marcus Corporation before investment income or loss, interest expense, other expense, gain or loss on disposition of property, equipment and other assets, equity earnings or losses from unconsolidated joint ventures, net earnings or losses attributable to noncontrolling interests, income taxes and depreciation and amortization, adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the items eliminated in the adjustments made to determine Adjusted EBITDA, such as acquisition expenses, preopening expenses, accelerated depreciation, impairment charges and other adjustments. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Definitions and calculations of Adjusted EBITDA differ among companies in our industries, and therefore Adjusted EBITDA disclosed by us may not be comparable to the measures disclosed by other companies.

The following table sets forth our reconciliation of Adjusted EBITDA (in millions):

	Third Quarter		First Three Quarters
	F2021	F2020	F2021	F2020
Net earnings (loss) attributable to The Marcus Corporation	$1.8	$(39.4)	$(49.7)	$(85.8)
Add (deduct):
Investment income	—	(0.1)	(0.2)	(0.2)
Interest expense	4.6	4.1	14.3	10.2
Other expense	0.6	0.6	1.9	1.7
Loss (gain) on disposition of property, equipment and other assets	(0.9)	0.2	(2.9)	0.3
Equity losses from unconsolidated joint ventures, net	—	1.1	—	1.5
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—
Income tax expense (benefit)	0.2	(14.5)	(18.9)	(51.0)
Depreciation and amortization	17.7	18.7	54.2	56.6
Share-based compensation expenses (1)	2.5	1.1	6.7	3.3
Property closure/reopening expenses – theatres (2)	—	1.2	—	4.6
Property closure/reopening expenses – hotels and resorts (3)	—	0.4	—	5.5
Impairment charges (4)	—	0.8	3.7	9.5
Government grants (5)	(2.0)	—	(3.3)	—
Total Adjusted EBITDA	$24.5	$(25.8)	$5.8	$(43.8)

The following tables sets forth our reconciliation of Adjusted EBITDA by reportable operating segment (in millions):

	Third Quarter, F2021				First Three Quarters, F2021
		Hotels &				Hotels &
	Theatres	Resorts	Corp. Items	Total	Theatres	Resorts	Corp. Items	Total
Operating income (loss)	$(2.6)	$13.5	$(4.6)	6.3	$(46.5)	$5.5	$(14.5)	(55.5)
Depreciation and amortization	12.6	5.0	0.1	17.7	38.9	15.1	0.2	54.2
Share-based compensation (1)	0.7	0.4	1.4	2.5	1.7	1.3	3.7	6.7
Impairment charges (4)	—	—	—	—	3.7	—	—	3.7
Government grants (5)	(0.1)	(1.9)	—	(2.0)	(1.4)	(1.9)	—	(3.3)
Total Adjusted EBITDA	$10.6	$17.0	$(3.1)	24.5	$(3.6)	$20.0	(10.6)	5.8

	Third Quarter, F2020				First Three Quarters, F2020
		Hotels &				Hotels &
	Theatres	Resorts	Corp. Items	Total	Theatres	Resorts	Corp. Items	Total
Operating loss	$(37.2)	$(6.9)	$(3.9)	(48.0)	$(78.8)	$(32.5)	$(12.0)	(123.3)
Depreciation and amortization	13.4	5.2	0.1	18.7	40.3	16.0	0.3	56.6
Share-based compensation (1)	0.2	0.2	0.7	1.1	0.8	0.5	2.0	3.3
Property closure/reopening expenses (2) (3)	1.2	0.4	—	1.6	4.6	5.5	—	10.1
Impairment charges (4)	0.8	—	—	0.8	9.5	—	—	9.5
Total Adjusted EBITDA	$(21.6)	$(1.1)	$(3.1)	(25.8)	$(23.6)	$(10.5)	(9.7)	(43.8)

(1)	Non-cash expense related to share-based compensation programs.
(2)	Reflects nonrecurring costs related to the required closure of all of our movie theatres due to the COVID-19 pandemic, plus subsequent nonrecurring costs related to reopening theatres.
(3)	Reflects nonrecurring costs related to the closure of our hotels and resorts due to reduced occupancy as a result of the COVID-19 pandemic, plus subsequent nonrecurring costs related to reopening hotels.
(4)	Non-cash impairment charges related to surplus theatre real estate for the fiscal 2021 periods and intangible assets (trade name) and several theatre locations for the fiscal 2020 periods.
(5)	Reflects nonrecurring state government grants awarded to our hotels and theatres for COVID-19 pandemic relief.

The following table sets forth Adjusted EBITDA by reportable operating segment for the third quarter and first three quarters of fiscal 2021 and fiscal 2020 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2021	F2020	Amt.	Pct.	F2021	F2020	Amt.	Pct.
Theatres	$10.6	$(21.6)	$32.2	149.1%	$(3.6)	$(23.6)	$20.0	84.7%
Hotels and resorts	17.0	(1.1)	18.1	1,645.5%	20.0	(10.5)	30.5	290.5%
Corporate items	(3.1)	(3.1)	-	-%	(10.6)	(9.7)	(0.9)	(9.3)%
Total Adjusted EBITDA	$24.5	$(25.8)	$50.3	195.0%	$5.8	$(43.8)	$49.6	113.2%

Our theatre division returned to positive Adjusted EBITDA for the first time since the start of the COVID-19 pandemic during the third quarter of fiscal 2021 due to increased attendance, increased revenues per person, and strong cost controls, as described in the Theatres section above.  Our hotels and resorts division reported its second straight quarter with positive Adjusted EBITDA during the third quarter of fiscal 2021 due to improved occupancy percentages and ADR, and strong cost controls, as described in the Hotels and Resorts section above.  As a result, our third quarter of fiscal 2021 represented our first quarter with consolidated positive Adjusted EBITDA since the start of the pandemic.

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

Maintaining and protecting a strong balance sheet has always been a core value of The Marcus Corporation during our 86-year history, and, despite the COVID-19 pandemic, our financial position remains strong. As of September 30, 2021, we had a cash balance of approximately $9 million, $188 million of availability under our $225 million revolving credit facility, and our debt-to-capitalization ratio (including short-term borrowings) was 0.40. With our strong liquidity position, combined with the expected receipt of additional state grants, income tax refunds and proceeds from the sale of surplus real estate (discussed above), we believe we are positioned to meet our obligations as they come due and continue to sustain our operations throughout fiscal 2021 and fiscal 2022, even if our properties continue to generate reduced revenues during these periods. We will continue to work to preserve cash and maintain strong liquidity to endure the impacts of the global pandemic, even if it continues for a prolonged period of time.

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

Summary

We believe that the actions we have taken over the past 19 months will allow us to have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements. However, future compliance with our debt covenants could be impacted if we are unable to resume operations as currently expected, which could be impacted by matters that are not entirely in our control, such as the continuation of protective actions that federal, state and local governments have taken and the timing of new movie releases (as described in the Impact of the COVID-19 Pandemic section of this MD&A and in our Annual Report for the year ended December 31, 2020). Future compliance with our debt covenants could also be impacted if the speed of recovery of our theatres and hotels and resorts businesses is slower than currently expected. For example, our current expectations are that our theatre division will continue to improve during the fourth quarter of fiscal 2021 and into early fiscal 2022 (but still report results below comparable periods in fiscal 2019), before beginning to progressively return to closer-to-normal performance as fiscal 2022 progresses. Our current expectations for our hotels and resorts division are that we will continue to show improvement in each succeeding quarter compared to the prior year, but continue to underperform compared to pre-COVID-19 pandemic years. We do not expect to return to pre-COVID-19 occupancy levels during fiscal 2021, nor is it likely that we will fully return to those levels in fiscal 2022 due to an expected lag in business and group travel. It is possible that the impact of COVID-19 may be greater than currently expected across one or both of our divisions such that we may be unable to comply with our debt covenants in future periods. In such an event, we would either seek covenant waivers or attempt to amend our covenants, though there is no certainty that we would be successful in such efforts.

Financial Condition

Net cash provided by operating activities totaled $2.1 million during the first three quarters of fiscal 2021, compared to net cash used in operating activities of $80.6 million during the first three quarters of fiscal 2020. The $82.7 million increase in net cash provided by operating activities was due primarily to a reduced net loss and the favorable timing in the collection of government grant receivables, receipt of refundable income taxes and payment of accounts payable, accrued compensation and other accrued liabilities, partially offset by the unfavorable timing in the collection of accounts receivable during the first three quarters of fiscal 2021.

Net cash provided by investing activities during the first three quarters of fiscal 2021 totaled $9.2 million, compared to net cash used in investing activities of $11.7 million during the first three quarters of fiscal 2020. The increase in net cash provided by investing activities of $20.9 million was primarily the result of a decrease in capital expenditures, the receipt of $9.2 million in proceeds from disposals of property, equipment and other assets during the first three quarters of fiscal 2021 and the receipt of $11.4 million in conjunction with payment of a split dollar life insurance policy receivable. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $9.1 million during the first three quarters of fiscal 2021 compared to $18.7 million during the first three quarters of fiscal 2020.

Fiscal 2021 first three quarters cash capital expenditures included approximately $5.3 million incurred in our theatre division, including costs associated with the renovation of a theatre. We also incurred capital expenditures in our hotels and resorts division during the first three quarters of fiscal 2021 of approximately $3.8 million, including costs related to a lobby renovation at the Grand Geneva. Fiscal 2020 first three quarters cash capital expenditures included approximately $14.2 million incurred in our theatre division, including costs associated with the addition of four new screens, DreamLounger recliner seating and a SuperScreen DLX® auditorium at an existing Movie Tavern theatre and the addition of DreamLounger recliner seating to another existing Movie Tavern theatre. Also during the first three quarters of fiscal 2020, we began projects to add DreamLounger recliner seating, as well as Reel Sizzle and Take Five Lounge outlets, to an existing Marcus Wehrenberg theatre. We also incurred capital expenditures in our hotels and resorts division during the first three quarters of fiscal 2020 of approximately $3.6 million, consisting primarily of normal maintenance capital projects.

Net cash used in financing activities during the first three quarters of fiscal 2021 totaled $10.4 million compared to net cash provided by financing activities of $83.5 million during the first three quarters of fiscal 2020. During the first three quarters of fiscal 2021, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As short-term revolving credit facility borrowings became due, we replaced them as necessary with new short-term revolving credit facility borrowings. As a result, we added $128.5 million of new short-term revolving credit facility borrowings, and we made $95.5 million of repayments on short-term revolving credit facility borrowings during the first three quarters of fiscal 2021 (net increase in borrowings on our credit facility of $33.0 million).  The net increase in borrowings during the first three quarters of fiscal 2021 was used to repay $37.8 million of short-term borrowings, including the early repayment of a portion of our term loan facility, as described above.  During the first quarter of fiscal 2020, at the onset of the pandemic, we drew down on the full amount available under our revolving credit facility (after taking into consideration outstanding letters of credit that reduce revolver availability). We also incurred $90.8 million of new short-term borrowings early in our fiscal 2020 second quarter and issued $100.05 million in convertible notes in our fiscal 2020 third quarter, the majority of which was used to repay existing borrowings under our revolving credit facility.  Net cash provided by financing activities during the first three quarters of fiscal 2020 was reduced by $16.9 million of capped call transactions.  As a result, we added $209.0 million of new short-term revolving credit facility borrowings, and we made $280.0 million of repayments on short-term revolving credit facility borrowings during the first three quarters of fiscal 2020 (net decrease in borrowings on our credit facility of $71.0 million).

We received $6.7 million in proceeds from borrowings against the cash surrender value of a life insurance policy during the first three quarters of fiscal 2021. We received Payroll Protection Program (“PPP”) loan proceeds during the second quarter of fiscal 2020, the majority of which were used for qualifying expenses during such quarter that we believed would result in forgiveness of the loan under provisions of the CARES Act. During the third quarter of fiscal 2021, we received notification that qualifying expenses for all of our PPP loans were forgiven. The portion of the PPP loan proceeds that were not used for qualifying expenses totaling approximately $3.1 million contributed to the increase in net cash provided by financing activities during the first three quarters of fiscal 2020. Principal payments on long-term debt were approximately $10.3 million during the first three quarters of fiscal 2021, including a $10.0 million installment payment on senior notes, compared to payments of $9.4 million during the first three quarters of fiscal 2020, which included a $9.0 million final payment on senior notes that matured in April 2020. Our debt-to-capitalization ratio (including short-term borrowings but excluding our finance and operating lease obligations) was 0.40 at September 30, 2021, compared to 0.37 at December 31, 2020. A change in the accounting for our convertible senior notes (described in Note 1 of the condensed notes to our consolidated financial statements included in this quarterly report on Form 10Q above) contributed to the increase in our debt-to-capitalization ratio.

We repurchased approximately 62,000 shares of our common stock for approximately $1.3 million in conjunction with the exercise of stock options and the payment of income taxes on vested restricted stock during the first three quarters of fiscal 2021, compared to approximately 38,000 shares of our common stock for approximately $696,000 in conjunction with the payment of income taxes on vested restricted stock during the first three quarters of fiscal 2020. As of September 30, 2021, approximately 2.7 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.

We did not make any dividend payments during the first three quarters of fiscal 2021. Dividend payments during the first three quarters of fiscal 2020 totaled $5.1 million. Our Credit Agreement, as recently amended, requires us to temporarily suspend our quarterly dividend payments and prohibits us from repurchasing shares of our common stock in the open market for the remainder of fiscal 2021. The Credit Agreement also limits the total amount of quarterly dividend payments or share repurchases during the four subsequent quarters beginning with the first quarter of fiscal 2022 to no more than $1.55 million per quarter, unless we are in compliance with prior financial covenants under the Credit Agreement (specifically, the consolidated fixed charge coverage ratio), at which point we have the ability to declare quarterly dividend payments and/or repurchase shares of our common stock in the open market as we deem appropriate.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by the risk factors disclosed in Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended July 1, 2021, except for the update of the risk factors set forth below:

The COVID-19 pandemic has had and will continue to have material adverse effects on our theatre and hotels and resorts businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness.

The COVID-19 pandemic has had an unprecedented impact on both of our business segments. The situation continues to be volatile and the social and economic effects are widespread. As an operator of movie theatres, hotels and resorts, restaurants and bars, each of which consists of spaces where customers and guests gather in close proximity, our businesses are significantly impacted by protective actions that federal, state and local governments have taken to control the spread of the pandemic. These actions have included, among other things, declaring national and state emergencies, encouraging social distancing, restricting freedom of movement and congregation, mandating non-essential business closures and/or capacity restrictions, issuing shelter-in-place, quarantine and stay-at-home orders, and issuing masking and/or vaccination mandates.

As a result of these measures, we temporarily closed all of our theatres on March 17, 2020. In late August 2020, we reopened approximately 80% of our theatres, but subsequently reclosed multiple theatres due to the lack of available films and new local and state restrictions. As of December 31, 2020, approximately 52% of our theatres were reopened, but seating capacity at our reopened theatres was reduced in response to COVID-19. As state and local restrictions were eased in several of our markets and several new films were released by movie studios, we gradually reopened theatres during the first and second quarters of fiscal 2021 and ended the fiscal 2021 third quarter with approximately 97% of our theatres open. The majority of our reopened theatres operated with reduced operating days (Fridays, Saturdays, Sundays and Tuesdays) and reduced operating hours during the fiscal 2021 first quarter. By the end of May 2021, we had returned the vast majority of our theatres to normal operating days (seven days per week) and operating hours. During the first three quarters of fiscal 2021, all of our reopened theatres operated at significantly reduced attendance levels compared to pre-COVID-19 pandemic years due to customer concerns related to COVID-19 and a reduction in the number of new films released.

We closed five of our eight company-owned hotels and resorts on March 24, 2020 due to a significant reduction in occupancy at those hotels. We also temporarily closed all of our hotel division restaurants and bars at approximately the same time and announced the closing of our remaining three company-owned hotels on April 8, 2020. We re-opened four of our company-owned hotels (including several restaurants and bars) during June 2020, reopened three of our four remaining company-owned hotels during our fiscal 2020 third quarter and reopened our last company-owned hotel during our fiscal 2020 fourth quarter. As a result, as of December 31, 2020, we had reopened all eight of our company-owned hotels and most of our managed hotels, though these properties have generated reduced revenues during fiscal 2021.

Although we do not believe it will be necessary to reclose or further reduce operating levels at our theatres and hotels, we cannot predict when the effects of the COVID-19 pandemic will fully subside, the effect of the Delta variant (or any subsequent variants) on government guidance or consumer behavior, or when our businesses will return to normal levels. The longer and more severe the pandemic, including repeat or cyclical outbreaks, the more severe the adverse effects will be on our businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness.

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

The duration of the COVID-19 pandemic and related government directives and the level of customer demand following the relaxation of such requirements may materially adversely affect our financial results and condition.

As noted above, due to the COVID-19 pandemic, our operations at our theatres and hotels and resorts were significantly restricted or suspended during prior periods. While we have resumed normal operations at our theatres and hotels for the most part, there is uncertainty as to the pace of reaching full capacity and our financial performance. Because we operate in several different jurisdictions, government directives related to customer behavior and our operations may vary within our theatres and hotels and resorts. Fears and concerns regarding the COVID-19 pandemic could cause our customers to avoid assembling in public spaces for some time despite the relaxation or removal of government directives that had been in place. We would have no control over and cannot predict the length of any future required closure of or restrictions on our theatres and hotels and resorts due to the COVID-19 pandemic. If we are unable to generate revenues due to a future prolonged period of closure or do not experience significant increases in our businesses volumes at our reopened theatres and hotels, this would negatively impact our ability to remain in compliance with our debt covenants and meet our payment obligations. In such an event, we would either seek covenant waivers or attempt to amend our covenants, though there is no certainty that we would be successful in such efforts. If we are not successful in such efforts, our lenders could declare a default and require immediate repayment of amounts owing under our Credit Agreement and senior notes, which could have a material adverse effect on our ability to operate our business. Additionally, we could seek additional liquidity through the issuance of new debt. Our ability to obtain additional financing and the terms of any such additional financing would depend in part on factors outside of our control, and we may be unable to obtain such additional financing on acceptable terms or at all.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated.

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total Number of		Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced	Under the Plans
Period	Purchased	Paid per Share	Programs (1)	or Programs (1)
July 2 - August 1	3,435	$17.50	3,435	2,657,340
August 2 - August 31	—	—	—	2,657,340
September 1 - September 30	—	—	—	2,657,340
Total	3,435	$17.50	3,435	2,657,340

(1)	Through September 30, 2021, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of September 30, 2021, we had repurchased approximately 9.0 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 6.  Exhibits

4.1

Third Amendment to Credit Agreement, dated July 13, 2021, among The Marcus Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.] [Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended July 1, 2021.]

4.2

The Fourth Amendment to Note Purchase Agreement, dated June 27, 2013, dated July 13, 2021. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.] [Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended July 1, 2021.]

4.3

The Fourth Amendment to Note Purchase Agreement, dated December 21, 2016, dated July 13, 2021. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.] [Incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarter ended July 1, 2021.]

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

THE MARCUS CORPORATION

DATE: November 8, 2021	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: November 8, 2021	By:	/s/ Douglas A. Neis
Douglas A. Neis
Executive Vice President and Chief Financial Officer

S-1